Form 10QSB
period 2000-09-30
HOUSTON OPERATING CO
filed 2001-02-13
CIK 1083220

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
-----------------                                 ----------------------
September 30, 2000                                      000-31553


                            HOUSTON OPERATING COMPANY
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                     76-0307819
--------------------------------                        -------------------
     (State of incorporation)                           (I.R.S. Employer
                                                        Identification No.)

                49 Burlington Avenue, Round Lake, New York 12151
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (518) 899-7393


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                  Yes  X       No
                                     -----        ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                5,795,171 common shares as of September 30, 2000



                                                HOUSTON OPERATING COMPANY
                                              (A Development Stage Company)
                                                 Unaudited Balance Sheet

                                                                         Nine Months Ending        Year Ending
                                                                         September 30, 2000        December 31, 1999
ASSETS

Current Assets
Cash                                                                             $1,000                     $ -
                                                                         ---------------           -------------
Total Current Assets                                                              1,000                       -

                                                                         ---------------           -------------
TOTAL ASSETS                                                                     $1,000                     $ -
                                                                         ===============           =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Loans payable - Stockholder                                                       $ 928                   $ 454
Contingencies                                                                         -                       -
                                                                         ---------------           -------------
Total Current Liabilities                                                           928                     454

Stockholders' Equity
Common stock: authorized 50,000,000 shares  $0.001 par value
      2,795,171 issued at December 31, 1999 and
      5,795,171 issued at September 30, 2000                                      7,795                   2,795
Paid in Capital                                                                  38,350                  38,350
Retained Earnings (Deficit)                                                     (46,073)                (41,599)
                                                                         ---------------           -------------
Total Stockholders' Equity                                                           72                    (454)

                                                                         ---------------           -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $1,000                     $ -
                                                                         ===============           =============



                            See accompanying notes.


                            HOUSTON OPERATING COMPANY
                          (A Development Stage Company)
                        Unaudited Statement of Operations

                                             Nine Months Ending September 30       Three Months Ending September 30
                                                 2000              1999                2000              1999
REVENUES
Sales                                                  $ -              $ -                  $ -              $ -
                                             --------------    -------------       --------------    -------------
TOTAL REVENUES                                           -                -                    -                -

OPERATING COSTS
Administrative & Overhead                            4,474              546                4,000                -
                                             --------------    -------------       --------------    -------------
TOTAL OPERATING COSTS                                4,474              546                4,000                -

NET INCOME (LOSS)                                  ($1,474)          $ (546)             ($4,000)             $ -
                                             ==============    =============       ==============    =============

Net Loss per Share                                   (0.00)           (0.00)               (0.00)               -
Weighted Average Common Shares                   5,795,171        2,795,171            5,795,171        2,795,171



                            See accompanying notes.


                                            HOUSTON OPERATING COMPANY
                                          (A Development Stage Company)
                                        UNAUDITED STATEMENT OF CASH FLOWS


                                                            Nine Months Ended September 30      Three Months Ended September 30

                                                                2000              1999              2000              1999
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                      $ (4,474)           $ (546)         $ (4,000)               $ -

                                                            -------------     -------------     -------------     --------------
NET CASH PROVIDED (USED) BY                                       (4,474)             (546)           (4,000)                 -
OPERATING ACTIVITIES

NON CASH EXPENDITURES
  Stock issued for services                                        4,000                               4,000

CASH FLOWS FROM CAPITAL ACTIVITIES
  Common stock subscription received                               1,000                               1,000

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (Decrease) in notes payable
  Increase (Decrease) in stockholder loans                           474                 -                 -                  -
                                                            -------------     -------------     -------------     --------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                             474                 -                 -                  -

NET INCREASE (DECREASE) IN CASH                                    1,000              (546)            1,000                  -

CASH AT BEGINNING OF PERIOD                                            -               546                 -                  -

CASH AT END OF PERIOD                                            $ 1,000               $ -           $ 1,000                $ -
                                                            =============     =============     =============     ==============


SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:
  INVESTING AND FINANCING ACTIVITIES

     CONVERSION OF LOAN PAYABLE TO CAPITAL
     CONTRIBUTED BY PAYMENT TO  STOCKHOLDER
     PERSONALLY IN LIEU OF REPAYMENT THROUGH
     THE COMPANY                                                     $ -           $ 9,530               $ -                $ -
                                                            =============     =============     =============     ==============


     CASH PAID DURING THE PERIOD FOR INTEREST                        $ -               $ -               $ -                $ -
                                                            =============     =============     =============     ==============


     CASH PAID DURING THE PERIOD FOR INCOME
         TAXES                                                       $ -               $ -               $ -                $ -
                                                            =============     =============     =============     ==============



                            See accompanying notes.


                                    HOUSTON OPERATING COMPANY
                                  (A DEVELOPMENT STAGE COMPANY)
                     UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                   For the Period from December 31, 1997 to September 30, 2000

                                                                            Additional         Accumulated            Total
                                               Common Stock                   Paid-In
                                      Shares             Amount              Capital            Deficit
                                  ---------------     --------------      --------------     --------------       ------------

Balance - December 31, 1997            2,795,171            $ 2,795            $ 28,820            (38,874)            (7,259)

Net Loss for year                              -                  -                   -             (1,725)            (1,725)
                                  ---------------     --------------      --------------     --------------       ------------

Balance - December 31, 1998            2,795,171              2,795              28,820            (40,599)            (8,984)

Conversion of Loan Payable                                                        9,530                                 9,530
  to Paid in Capital

Net Loss for year                                                                                   (1,000)            (1,000)
                                  ---------------     --------------      --------------     --------------       ------------

Balance - December 31, 1998            2,795,171              2,795              38,350            (41,599)              (454)

Shares issued for services             4,000,000              4,000                                                     4,000
Shares issued for cash                 1,000,000              1,000                                                     1,000

Net Loss for nine months                                                                            (4,474)            (4,474)
                                  ---------------     --------------      --------------     --------------       ------------

Balance - September 30, 2000           2,795,171            $ 7,795            $ 38,350          $ (46,073)              $ 72
                                  ===============     ==============      ==============     ==============       ============



                            See accompanying notes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000

The Company had no income in the nine month period ended September 30, 2000 or 1999 but incurred expenses of $4,474 for 2000 and $546 for 1999. The loss for the three month period for 2000 was ($4,474) and in 1999 it was $0. The loss per share was less than ($.01) in the period in 2000 and none in 1999.

For the current fiscal year the Company anticipates incurring a loss as a result of legal and accounting expenses, expenses associated with registration under the Securities and Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues, and will continue to operate at a loss prior to and after completing a business combination depending upon the performance of the acquired business.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1999

The Company had no revenues in the quarter in 2000 or 1999. The Company incurred expenses of $4,000 in the quarter in 2000 compared to none in the quarter in 1999. The loss for the quarter was ($4,000) in 2000 and none in 1999. The Company had a loss per share of less than ($.01) in the quarter in 2000 and none in 1999 in the quarter.


LIQUIDITY AND CAPITAL RESOURCES

The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities and Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. In the event the Company isable to complete a business combination during this period, lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds it will ultimately allow registrant to complete a business combination. Once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

A subscription to purchase 5,000,000 shares for $1,000 in cash and $4,000 in services rendered by J.R. Nelson, President, was completed in July, 2000. These funds will be used to cover out of pocket costs. There is no assurance that any further funds will be available to the Company to allow it to cover its expenses as they may be incurred.

Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

                           PART II - OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

                  None

ITEM 2.           CHANGES IN SECURITIES

                  None

ITEM 3.           DEFAULT UPON SENIOR SECURITIES

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.           OTHER INFORMATION

                  None

           Appointment of New Directors and Resignation of Directors

                None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                        Reports on Form 8-K were  made for the  period for which
                  this  report is filed.  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: 2/7/01

                                              HOUSTON OPERATING COMPANY


                                              /s/ J.R. Nelson
                                              -----------------------------
                                              J.R. NELSON, President