Form 10QSB
period 2001-03-31
HOUSTON OPERATING CO
filed 2001-06-13
CIK 1083220

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
-----------------                                 ----------------------
March 31, 2001                                     000-31553


                            HOUSTON OPERATING COMPANY
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                     76-0307819
--------------------------------                        -------------------
     (State of incorporation)                           (I.R.S. Employer
                                                        Identification No.)

                11145 Rockland Dr., Littleton,           80127
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (720) 981-0523


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

                5,795,171 common shares as of March 31, 2001

                              FINANCIAL STATEMENTS
                        HOUSTON OPERATING COMPANY, INC.


                        HOUSTON OPERATING COMPANY, INC.
                                 BALANCE SHEETS
                                  (Unaudited)




                                                                                March 31,        December 31,
                                                                                  2001               2000
                                                                             ----------------    -------------
ASSETS:
Current Assets:
  Cash                                                                                 $ 512            $ 541
                                                                             ----------------    -------------
     Total Current Assets                                                                512              541
                                                                             ----------------    -------------

TOTAL ASSETS                                                                           $ 512              541
                                                                             ================    =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable and accrued expenses                                              $ 1,353          $ 1,353
  Advances from shareholders'                                                          1,896            1,896
                                                                             ----------------    -------------
    Total Current Liabilities                                                          3,249            3,249
                                                                             ----------------    -------------


Stockholders' Equity (Deficit):
  Common stock, $.001 par value; 50,000,000
    shares authorized; 7,795,171 shares issued
     and outstanding, respectively                                                     7,795            7,795
  Additional paid-in capital                                                          38,350           38,350
  Retained deficit                                                                   (48,882)         (48,853)
                                                                             ----------------    -------------

Total Stockholders' Equity (Deficit)                                                  (2,737)          (2,708)
                                                                             ----------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                   $ 512            $ 541
                                                                             ================    =============

                         See accountants reveiw report.


                        HOUSTON OPERATING COMPANY, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                          Three Months Ended
                                                               March 31,
                                                       2001                2000
                                                       ----                ----


REVENUES:                                                    $ -                  $ -


OPERATING EXPENSES:
  Sales and marketing                                          -                    -
  General and administrative                                  29                    -
                                                       ---------           ----------
Total Operating Expenses                                      29                    -
                                                       ---------           ----------
Net Loss from Operations                                     (29)                   -
                                                       ---------           ----------
Other Income and expenses:
  Interest income                                              -                    -
  Interest expense                                             -                    -
  Other                                                        -                    -
                                                       ---------           ----------
                                                               -                    -
                                                       ---------           ----------
Net Loss                                                   $ (29)                 $ -
                                                       =========           ==========
Weighted average number of
  shares outstanding                                   7,795,171            2,795,171
                                                       =========           ==========
Basic and diluted net loss per share                         $ -                  $ -
                                                       =========           ==========

                         See accountants review report.

                        HOUSTON OPERATING COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                   Three Months Ended
                                                                        March 31,
                                                                  2001             2000
                                                                  ----             ----

Cash Flows From Operating Activities:
  Net (Loss)                                                         $ (29)             $ -
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Stock issued for services                                             -                -
   Changes in assets and liabilities:
    Increase in  Advances from Stockholders                              -                -
                                                                  ---------        ---------
                                                                         -                -
                                                                  ---------        ---------
Net Cash Used in Operating Activities                                  (29)               -
                                                                  ---------        ---------
Cash Flow From Financing Activities:
  Issuance of Common Stock                                               -                -
                                                                  ---------        ---------
  Net Cash Provided By Financing Activites                               -                -
                                                                  ---------        ---------
Increase (Decrease) in Cash                                            (29)               -

Cash and Cash Equivalents - Beginning of period                        541                -
                                                                  ---------        ---------
Cash and Cash Equivalents - End of period                            $ 512              $ -
                                                                  =========        =========


Supplemental Cash Flow Information:
  Interest paid                                                        $ -              $ -
                                                                  =========        =========
  Taxes paid                                                           $ -              $ -
                                                                  =========        =========



                         See accountants reveiw report.

                        HOUSTON OPERATING COMOPANY, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)



                                                                                            Additional
                                                                Common Stock                Paid-In         Accumulated
                                                          Shares           Amount           Capital          Deficit          Totals
                                                          ------           ------           -------          -------          ------
Balance -  December 31, 1997                               2,795,171          $ 2,795         $ 28,820        $ (38,874)   $ (7,259)

Net loss for period                                                -                -                -           (1,725)     (1,725)
                                                          ----------          -------         --------        ----------   ---------
Balance - December 31, 1998                                2,795,171            2,795           28,820          (40,599)     (8,984)
                                                          ----------          -------         --------        ----------   ---------
Conversion of loan payable to additional paid-in
 capital                                                           -                -            9,530                -       9,530
Net loss for year                                                  -                -                -           (1,000)     (1,000)
                                                          ----------          -------         --------        ----------   ---------
Balance - December 31, 1999                                2,795,171            2,795           38,350          (41,599)       (454)
                                                          ----------          -------         --------        ----------   ---------
Stock issuance for cash                                    1,000,000            1,000                -                -       1,000
Stock issuance for services                                4,000,000            4,000                -                -       4,000
Net loss for year                                                  -                -                -           (7,254)     (7,254)
                                                          ----------          -------         --------        ----------   ---------
Balance - December 31, 2000                                7,795,171            7,795           38,350          (48,853)     (2,708)
                                                          ----------          -------         --------        ----------   ---------
Net loss for period                                                -                -                -              (29)        (29)
                                                          ----------          -------         --------        ----------   ---------
Balance - March 31, 2001                                   7,795,171          $ 7,795         $ 38,350        $ (48,882)   $ (2,737)
                                                          ----------          -------         --------        ----------   ---------


                         See accountants reveiw report.

                         HOUSTON OPERATING COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 1.  Presentation of Interim Information

In the opinion of the management of Houston Operating Company, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2001, and the results of operations for the three months ended March 31, 2001 and cash flows for the three months ended March 31, 2001 . Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information which would be included in the Company's audited financial statements and notes .

MANAGEMENT DISCUSSION & ANALYSIS RESULT OF OPERATION FOR THE QUARTER ENDED MARCH 31, 2001 COMPARED TO QUARTER ENDED MARCH 31, 2000
--------------------------------------------------------------------------------

The Company had no revenues or operations for the period in 2001 or 2000. The Company incurred $29 in miscellaneous expenses in the quarter in 2001 and no expenses in the quarter in 2000. The net loss for the quarter was ($29) in 2001 and $0 in 2000. Loss per share was nominal in 2001 and none in 2000 for the quarter.

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

                  8-K dated 4/13/2001 incorporated herein by this reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 7, 2001

                                              HOUSTON OPERATING COMPANY


                                              /s/ J.R. Nelson
                                              -----------------------------
                                              J.R. NELSON, President