Form 10QSB
period 2001-06-30
HOUSTON OPERATING CO
filed 2001-08-14
CIK 1083220

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
-----------------                                 ----------------------
June 30, 2001                                     000-31553


                            HOUSTON OPERATING COMPANY
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                     76-0307819
--------------------------------                        -------------------
     (State of incorporation)                           (I.R.S. Employer
                                                        Identification No.)

                11145 Rockland Dr., Littleton,           80127
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (720) 981-0523


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

                5,795,171 common shares as of June 30, 2001

                              FINANCIAL STATEMENTS
                        HOUSTON OPERATING COMPANY, INC.


                        HOUSTON OPERATING COMPANY, INC.
                                 BALANCE SHEETS
                                  (Unaudited)




                                                                                June 30,        December 31,
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


                        HOUSTON OPERATING COMPANY, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                          Three Months Ended
                                                               June 30,
                                                       2001                2000
                                                       ----                ----


REVENUES:                                                    $ -                  $ -


OPERATING EXPENSES:
  Sales and marketing                                          -                    -
  General and administrative                                   -                    -
                                                       ---------           ----------
Total Operating Expenses                                       -                    -
                                                       ---------           ----------
Net Loss from Operations                                       -                   -
                                                       ---------           ----------
Other Income and expenses:
  Interest income                                              -                    -
  Interest expense                                             -                    -
  Other                                                        -                    -
                                                       ---------           ----------
                                                               -                    -
                                                       ---------           ----------
Net Loss                                                   $   -                 $ -
                                                       =========           ==========
Weighted average number of
  shares outstanding                                   7,795,171            2,795,171
                                                       =========           ==========
Basic and diluted net loss per share                         $ -                  $ -
                                                       =========           ==========

                         See accountants review report.


                        HOUSTON OPERATING COMPANY, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                          Six Months Ended
                                                               June 30,
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

                        HOUSTON OPERATING COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                   Six Months Ended
                                                                        June 30,
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

                        HOUSTON OPERATING COMOPANY, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)



                                                                                            Additional
                                                                Common Stock                Paid-In         Accumulated
                                                          Shares           Amount           Capital          Deficit          Totals
                                                          ------           ------           -------          -------          ------
Balance -  December 31, 1997                               2,795,171          $ 2,795         $ 28,820        $ (38,874)   $ (7,259)

Net loss for period                                                -                -                -           (1,725)     (1,725)
                                                          ----------          -------         --------        ----------   ---------
Balance - December 31, 1998                                2,795,171            2,795           28,820          (40,599)     (8,984)
                                                          ----------          -------         --------        ----------   ---------
Conversion of loan payable to additional paid-in
 capital                                                           -                -            9,530                -       9,530
Net loss for year                                                  -                -                -           (1,000)     (1,000)
                                                          ----------          -------         --------        ----------   ---------
Balance - December 31, 1999                                2,795,171            2,795           38,350          (41,599)       (454)
                                                          ----------          -------         --------        ----------   ---------
Stock issuance for cash                                    1,000,000            1,000                -                -       1,000
Stock issuance for services                                4,000,000            4,000                -                -       4,000
Net loss for year                                                  -                -                -           (7,254)     (7,254)
                                                          ----------          -------         --------        ----------   ---------
Balance - December 31, 2000                                7,795,171            7,795           38,350          (48,853)     (2,708)
                                                          ----------          -------         --------        ----------   ---------
Net loss for period                                                -                -                -              (29)        (29)
                                                          ----------          -------         --------        ----------   ---------
Balance - June 30, 2001                                    7,795,171          $ 7,795         $ 38,350        $ (48,882)   $ (2,737)
                                                          ----------          -------         --------        ----------   ---------


                         See accountants reveiw report.

                         HOUSTON OPERATING COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 1.  Presentation of Interim Information

In the opinion of the management of Houston Operating Company, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2001, and the results of operations for the six months ended June 30, 2001 and cash flows for the six months ended June 30, 2001 . Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information which would be included in the Company's audited financial statements and notes .

MANAGEMENT DISCUSSION & ANALYSIS RESULT OF OPERATION FOR THE QUARTER ENDED JUNE 30, 2001 COMPARED TO QUARTER ENDED JUNE 30, 2000.

The Company had no revenues or operations for the period in 2001 or 2000. The Company incurred no expenses in the quarter in 2001 and no expenses in the quarter in 2000. The net profit/loss for the quarter was $0 in 2001 and $0 in 2000. Loss per share was none in 2001 and none in 2000 for the quarter.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SAME PERIOD IN 2000.

The Company had no revenues or operations for the six month period in 2001 or 2000. The Company incurred $29 in miscellaneous expenses in the period in 2001 and no expenses in the period in 2000. The net loss for the six month period was ($29) in 2001 and $0 in 2000. Loss per share was nominal in 2001 and none in 2000 for the period.

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

Date: August 14, 2001

                                              HOUSTON OPERATING COMPANY


                                              /s/ J.R. Nelson
                                              -----------------------------
                                              J.R. NELSON, President