Form 10QSB
period 2001-09-30
HOUSTON OPERATING CO
filed 2001-11-14
CIK 1083220

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
-----------------                                 ----------------------
September 30, 2001                                      000-31553


                            HOUSTON OPERATING COMPANY
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                     76-0307819
--------------------------------                        -------------------
     (State of incorporation)                           (I.R.S. Employer
                                                        Identification No.)

                    11145 Rockland Drive, Littleton, CO 80127
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

                7,795,171 common shares as of September 30, 2001

HOUSTON OPERATING COMPANY, INC.

                              Financial Statements
              For the Three Month Period Ended September 30, 2001
                                  (Unaudited)

                      PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS


                           Michael Johnson & Co. LLC
                           9175 E. Kenyon Ave., #100
                                Denver, CO 80237
                                 (303) 796-0099
                               FAX (303) 796-0137



           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Houston Operating Company, Inc.
Littleton, Colorado

We have reviewed the accompanying balance sheet of Houston Operating Company, Inc. as of September 30, 2001 and the related statements of operations for the three month and nine months period ended September 30, 2001 and 2000, and the cash flows for the nine months ended September 30, 2001 and 2000 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2001. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated April 10, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Michael Johnson & Co., LLC.
Michael Johnson & Co., LLC.
Denver, Colorado
November 8, 2001



                        HOUSTON OPERATING COMPANY, INC.
                                 BALANCE SHEETS
                                  (Unaudited)



                                                                  September 30,    December 31,
                                                                    2001               2000
                                                               ----------------    -------------
ASSETS:
Current Assets:
  Cash                                                                   $ 512            $ 541
                                                               ----------------    -------------
     Total Current Assets                                                  512              541
                                                               ----------------    -------------

TOTAL ASSETS                                                             $ 512              541
                                                               ================    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable and accrued expenses                                $ 1,383          $ 1,353
  Advances from shareholders'                                            1,896            1,896
                                                               ----------------    -------------
    Total Current Liabilities                                            3,279            3,249
                                                               ----------------    -------------


Stockholders' Deficit:
  Common stock, $.001 par value; 50,000,000
    shares authorized; 7,795,171 shares issued
     and outstanding, respectively                                       7,795            7,795
  Additional paid-in capital                                            38,350           38,350
  Retained deficit                                                     (48,912)         (48,853)
                                                               ----------------    -------------

Total Stockholders' Deficit                                             (2,767)          (2,708)
                                                               ----------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $ 512            $ 541
                                                               ================    =============



                        See accountant's review report.


                                        HOUSTON OPERATING COMPANY, INC.
                                            STATEMENTS OF OPERATIONS
                                                  (Unaudited)






                                                          Three Months Ended                     Nine Months Ended
                                                             September 30,                           September 30,
                                                       2001                2000               2001               2000
                                                      ------              ------             ------             ------
REVENUES:                                                    $ -                  $ -               $ -                $ -


OPERATING EXPENSES:
  Sales and marketing                                          -                    -                 -                  -
  General and administrative                                  30                4,000                59              4,474
                                                  ---------------    -----------------    --------------     --------------
Total Operating Expenses                                      30                4,000                59              4,474
                                                  ---------------    -----------------    --------------     --------------
Net Loss from Operations                                     (30)              (4,000)              (59)            (4,474)
                                                  ---------------    -----------------    --------------     --------------
Other Income and expenses:
  Interest income                                              -                    -                 -                  -
  Interest expense                                             -                    -                 -                  -
  Other                                                        -                    -                 -                  -
                                                               -                    -                 -                  -
                                                  ---------------    -----------------    --------------     --------------
Net Loss                                                   $ (30)            $ (4,000)            $ (59)          $ (4,474)
                                                  ===============    =================    ==============     ==============

Weighted average number of
  shares outstanding                                   7,795,171            5,795,171         7,795,171          5,795,171
                                                  ===============    =================    ==============     ==============

Basic and diluted net loss per share                     *                   *                  *                  *
                                                  ===============    =================    ==============     ==============

* Less than $.01


                        See accountant's review report.
                                      F-3


                                HOUSTON OPERATING COMPANY, INC.
                         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                          (Unaudited)

                                                                                     Additional
                                                           Common Stock                Paid-In         Accumulated
                                                     Shares           Amount           Capital          Deficit       Totals

Balance -  December 31, 1997                          2,795,171          $ 2,795         $ 28,820        $ (38,874)     $ (7,259)

Net loss for period                                           -                -                -           (1,725)       (1,725)
                                                      ---------          -------         --------        ----------     ---------
Balance - December 31, 1998                           2,795,171            2,795           28,820          (40,599)       (8,984)
                                                      ---------          -------         --------        ----------     ---------
Conversion of loan payable to additional paid-in
 capital                                                      -                -            9,530                -         9,530
Net loss for year                                             -                -                -           (1,000)       (1,000)
                                                      ---------          -------         --------        ----------     ---------
Balance - December 31, 1999                           2,795,171            2,795           38,350          (41,599)         (454)
                                                      ---------          -------         --------        ----------     ---------
Stock issuance for cash                               1,000,000            1,000                -                -         1,000
Stock issuance for services                           4,000,000            4,000                -                -         4,000
Net loss for year                                             -                -                -           (7,254)       (7,254)
                                                      ---------          -------         --------        ----------     ---------
Balance - December 31, 2000                           7,795,171            7,795           38,350          (48,853)       (2,708)
                                                      ---------          -------         --------        ----------     ---------
Net loss for period                                           -                -                -              (59)          (59)
                                                      ---------          -------         --------        ----------     ---------
Balance - September 30, 2001                          7,795,171          $ 7,795         $ 38,350        $ (48,912)     $ (2,767)
                                                      ---------          -------         --------        ----------     ---------


                        See accountant's review report.


                        HOUSTON OPERATING COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                  2001             2000
                                                                --------         --------
Cash Flows From Operating Activities:
  Net (Loss)                                                         $ (59)         $(4,474)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Stock issued for services                                             -            4,000
   Changes in assets and liabilities:
    Increase in accounts payable                                        30                -
                                                                        30            4,000
Net Cash Used in Operating Activities                                  (29)            (474)

Cash Flow From Financing Activities:
  Advances from Stockholders                                             -              474
  Issuance of Common Stock                                               -            1,000
  Net Cash Provided By Financing Activities                              -            1,474

Increase (Decrease) in Cash                                            (29)           1,000

Cash and Cash Equivalents - Beginning of period                        541                -

Cash and Cash Equivalents - End of period                            $ 512          $ 1,000
                                                              =============     ============

Supplemental Cash Flow Information:
  Interest paid                                                        $ -              $ -
                                                              =============     ============
  Taxes paid                                                           $ -              $ -
                                                              =============     ============


                        See accountant's review report.
                                      F-5

                         HOUSTON OPERATING COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       Presentation of Interim Information

     In the opinion of the management of Houston Operating Company, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2001, and the results of operations for the three month and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001

The Company had no income in the nine month period ended September 30, 2001 or 2000 but incurred expenses of $59 for 2001 and $4,474 for 2000. The loss for the nine month period for 2001 was ($59) and in 2000 it was $(4474). The loss per share was less than ($.01) in the period in 2001 and none in 2000.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2001 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2000

The Company had no revenues in the quarter in 2001 or 2000. The Company incurred expenses of $30 in the quarter in 2001 compared to $4000 in the quarter in 2000. The loss for the quarter was ($30) in 2001 and $4000 in 2000. The Company had a loss per share of less than ($.01) in the quarter in 2001 and ($.01) in 2000 in the quarter.


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

Date: 11/14/01

                                              HOUSTON OPERATING COMPANY


                                              /s/ J.R. Nelson
                                              -----------------------------
                                              J.R. NELSON, President