Form 10KSB
period 2001-12-31
HOUSTON OPERATING CO
filed 2002-03-28
CIK 1083220

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934 For the fiscal year ended: December 31, 2001



                         Commission file number 000-31553

                            HOUSTON OPERATING COMPANY
                               -------------------
              Delaware                                     76-0307819
- --------------------------------                        -------------------
     (State of incorporation)                           (I.R.S. Employer
                                                        Identification No.)

11145 W. Rockland Dr., Littleton,         80127
- - -------------------------------------------------------
(Address of principal executive offices)

Issuer's telephone number:             (720) 981-0523
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

As of December 31, 2001, 709,324 shares of the Company's Common Stock, were held by non-affiliates. There is a limited trading market for the Company's Common Stock, and the market value of the non affiliate owned shares was $439,780 based at price on December, 31, 2001 of $.62 per share

The number of shares of Common Stock of the registrant outstanding as of December 31, 2001, were 7,795,171

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.
         ------------------------
GENERAL
- - --------

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

INVESTIGATION AND SELECTION OF BUSINESS OPPORTUNITIES
- - ------------------------------------------------------

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

FORM OF ACQUISITION
- - --------------------

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

INVESTMENT COMPANY ACT AND OTHER REGULATION
- - --------------------------------------------

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

COMPETITION
- - ------------

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

NO RIGHTS OF DISSENTING SHAREHOLDERS
- - -------------------------------------

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

NO TARGET CANDIDATES FOR ACQUISITION
- - -------------------------------------

        None of the Company's Officers, Directors, promoters, affiliates, or associates have had any preliminary contact or discussion with any specific candidate for acquisition. There are no present plans, proposals, arrangements, or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition transaction.

ADMINISTRATIVE OFFICES
- - -----------------------

     The Company currently maintains a mailing address at 11145 W. Dr., Littleton, 80127 which is the office address of its President and Director, Jerry Nelson. The Company's telephone number is (720) 981-0523. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.

EMPLOYEES
- - ----------

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

RISK FACTORS
- - -------------

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

3. Regulation of Penny Stocks. The Company's securities, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of
$1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

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

12. Dependence upon Management; Limited Participation of Management. The Company currently has only one individual is are serving as its sole officer and director on a part time basis. The Company will be heavily dependent upon his skills, talents, and abilities to implement its business plan, and may, from time to time, find that the inability of the officers and directors to devote their full time attention to the business of the Company results in a delay in progress toward implementing its business plan. See "Management." Because investors will not be able to evaluate the merits of possible business acquisitions by the Company, they should critically assess the information concerning the Company's officers and directors.

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

14. Indemnification of Officers and Directors. Delaware Revised Statutes provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the Company therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company which it will be unable to recoup.

15. Director's Liability Limited. Delaware Statutes exclude personal liability of its directors to the Company and its stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, the Company will have a much more limited right of action against its directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

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

21. No Public Market Exists. There was at year end no active public market for the Company's common stock, although it was quoted on the OTCBB under the symbol "HOOC" and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.


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

Item 4 - Submission of Matters to a Vote of Security Holders
- - ------------------------------------------------------------

        No matters were submitted by the Company to a vote of the Company's shareholders through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5 - Market for Common Equity and Related Stockholder Matters
- - -----------------------------------------------------------------

     (a) The Registrant's common stock is traded in the over-the- counter market under the symbol HOOC (OTC Bulletin Board Symbol) effective in 2001. The table below sets forth the high and low bid prices of the Registrant's common stock for the periods indicated. Such prices are inter-dealer prices, without mark-up, mark-down or commissions and do not necessarily represent actual sales.
Year Ended December 31, 2000:
                                                   High Bid      Low Bid
                                                   --------      -------
          1st quarter                              No Quotes
          2nd quarter                              1.12           .01
          3rd quarter                              1.25           .60
          4th quarter                              1.00           .50

Year Ended December 31, 1999
                                                   High Bid      Low Bid
                                                   --------      -------
          1st quarter
          2nd quarter
          3rd quarter                              No Quotes (Not Trading)
          4th quarter

        The  above  quotations  reflect  inter-dealer  prices,   without  retail
mark-up, mark-down, or commission and may not necessarily represent actual transactions.

        The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.



ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS OR
         PLAN OF OPERATIONS.
         -------------------

LIQUIDITY AND CAPITAL RESOURCES
- - --------------------------------

     The Company remains in an inactive stage and, since inception, has experienced significant liquidity problems and has no capital resources or stockholder's equity. The Company has no current assets in the form of cash OF $429 and total assets of $429 but has current liabilities totaling $10,188.

        The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will impair the consummation of a business combination or whether it will incur further operating losses through any business entity which the Company may eventually acquire.

     During the period from August 31, 1989 (inception) through December 31, 2001 the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Act of 1933, as amended. An attempt was made to merge with 35 Caroline Corp. in 1999, which was rescinded. No revenues were received by the Company during this period. The Company has incurred losses since inception and no revenues. The net cumulative loss is from inception to year ended December 31, 2001 Such losses will continue unless revenues and business can be acquired by the Company. There is no assurance that revenues or profitability will ever be achieved by the Company.

RESULTS OF OPERATIONS YEAR ENDED DECEMBER 31, 2001 COMPARED TO 2000
- - --------------------------------------------------------------------

        The Company had no revenues in 2001 or 2000. The Company incurred $7,254 in expenses in 2000 as compared to $1,000 in expenses in 1999.

     The net loss in 2001 was ($7,051) as compared to ($7,254) in 2000. The losses in 2001 and 2000 were as a result of miscellaneous expenses. The net loss per share each year was less than ($.01) per share. The expenses was attributable to general and administrative expenses including accounting transfer agent, and Edgar Filing costs.

     For the current fiscal year, the Company anticipates incurring a loss as a result of general and administrative accounting expenses, and expenses associated with reporting under the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

NEED FOR ADDITIONAL FINANCING
- - ------------------------------

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

ITEM 7 - FINANCIAL STATEMENTS
- - -----------------------------

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

     In connection with audits of two most recent fiscal years and any interim period preceding resignation, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreement(s).

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) FOR THE EXCHANGE ACT

        The directors and executive officers currently serving the Company are as follows:

Name                     Age                   Position Held              Tenure
- - ----------------------------------------------------------------------------
J.R. Nelson              60                    President, Chairman
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

BIOGRAPHICAL INFORMATION

        J.R. NELSON, age 60, was appointed as President, Chairman and a Director of Houston Operating Company as of August 28, 2000. Mr. Nelson received a B.A. Degree in Communications with an English minor and additional courses in Psychology. Until 1983 Mr. Nelson was an officer and director of J.R. Nelson and Associates, Inc., a technical recruiting company with over 250 employees that he co-founded in 1971. After selling his ownership in 1983, he has since been self-employed as a business consultant. Mr. Nelson is an executive officer and director of Azonic Corporation, a blank check company.


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


PREVIOUS "BLANK CHECK" OFFERINGS
- - ---------------------------------

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

INDEMNIFICATION OF OFFICERS AND DIRECTORS
- - ------------------------------------------

     As permitted by Delaware Statutes, the Company may indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

EXCLUSION OF LIABILITY
- - -----------------------

        The Delaware General Corporation Law excludes personal liability for its directors for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, acts in violation of the Delaware General Corporation Law, or any transaction from which a director receives an improper personal benefit. This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws.

CONFLICTS OF INTEREST
- - ----------------------

     The officer and director of the Company will not devote more than a portion of his time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

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

ITEM 10 - EXECUTIVE COMPENSATION.
         -----------------------

                    SUMMARY COMPENSATION TABLE OF EXECUTIVES
                    ----------------------------------------

                           Annual Compensation                 Awards
- - ----------------------------------------------------------------------------

Name and Principal   Year  Salary  Bonus  Other Annual Restricted    Securities
Position                   ($)     ($)    Compensation Stock Award(s) Underlying
                                          ($)                          Options/
                                                                        SARs (#)
- - ----------------------------------------------------------------------------
                     2001      0     0         0           0              0
J.R. Nelson,         2000      0     0         $4000*      0              0
President,           1999      0     0         0           0              0
Director
================================================================================
                     2001      0     0         0           0              0
Richard W. Morrell,  2000      0     0         0           0              0
Secretary,           1999      0     0         0           0              0
Treasurer (1)
Director (formerly President)
- - ----------------------------------------------------------------------------

*4,000,000 shares were issued @ $.001 share for services rendered as President of the Company.

(1)Resigned in 2001 as Secretary and Director

                             Directors' Compensation
                             -----------------------

Name                  Annual     Meeting  Consulting    Number     Number of
                      Retainer   Fees     Fees/Other    of         Securities
                      Fee ($)    ($)      Fees ($)      Shares     Underlying
                                                        (#)        Options
                                                                   SARs(#)
- - ----------------------------------------------------------------------------
A. Director              0         0        0            0              0
   J.R. Nelson

B. Director
   Richard W. Morrell(1) 0         0        0            0              0

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

                                                 NUMBER OF SHARES      OWNERSHIP
SHAREHOLDERS BENEFICIAL OWNERS                                        PERCENTAGE
- - ----------------------------------------------------------------------------
J.R. Nelson                                       7,085,848           90%
President, Chairman and Director
6521 W. Calhoun Place
Littleton, CO  80123

All directors and executive                       7,085,848           90%
officers as a group (1 person)

Each principal shareholder has sole investment power and sole voting power over the shares.


Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant pursuant to Rule 16a-3(e) during its most recent fiscal year and Forms 5 and amendments thereto furnished to the registrant with respect to its most recent fiscal year, and any written representation referred to in paragraph
(b)(2)(i) of this Item.

Each person who, at any time during the fiscal year, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to section 12 of the Exchange Act that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years are as follows:

                                    Year Due
                                    --------

                         Form 3          Form 4          Form 5
                         ------          ------          ------
J.R. Nelson              2000            2001*           2000*
                                                         2001*
Ronald W. Morrell        2000            2001*           2000*
                                                         2001*
* Note: Each person failed to file timely for one transaction.

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

        The Company has adopted a policy under which any consulting or finder's fee that may be paid to a third party or affiliate for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock or in cash. Any such issuance of stock would be made on an ad on basis. Accordingly, the Company is unable to predict whether or in what amount such a stock issuance might be made.

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

ITEM 13 - Exhibits and Reports on Form 8-K
- - ------------------------------------------

(a) No Exhibits are filed with this Annual Report. Certain Exhibits are incorporated by reference to Form 10SB file #000-31553.

(b) Reports on Form 8-K

     The Company filed a report on Form 8-K with respect to a change in auditors on April 24, 2001.


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


                                                    HOUSTON OPERATING COMPANY



Date:   March 27, 2002                             /s/J.R. Nelson
                                                    ----------------------------
                                                    J.R. Nelson, President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 27, 2002                   /s/ J.R. Nelson
                                      ----------------------------------------
                                       J.R. Nelson, President and Sole Director

                               HOUSTON OPERATING, INC.

                                    FORM 10-K

                          INDEX OF FINANCIAL STATEMENTS



                                                                          Pages

Auditors Report- Michael Johnson & CO                                        F-1

Balance Sheets                                                               F-2

Statements of Operations                                                     F-3

Statements of Changes in Stockholders Deficit                                F-4

Statements of Cash Flows                                                     F-5

Notes to Financial Statements                                          F-6 - F-7

                          HOUSTON OPERATING COMPANY, INC.

                              Financial Statements
                     Years Ended December 31, 2001 and 2000

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s




                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Houston Operating Company, Inc.
Littleton, Colorado

We have audited the accompanying balance sheets of Houston Operating Company, Inc. as of December 31, 2001 and 2000, and the related statement of operations, cash flows, and changes in stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Houston Operating Company, Inc. at December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/Michael Johnson & Co., LLC
Denver, Colorado
January 22, 2002




                        HOUSTON OPERATING COMPANY, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000



                                                                                  2001               2000
                                                                             ----------------    -------------
ASSETS:
Current Assets:
  Cash                                                                                 $ 429            $ 541
                                                                             ----------------    -------------
     Total Current Assets                                                                429              541
                                                                             ----------------    -------------

TOTAL ASSETS                                                                           $ 429              541
                                                                             ================    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable and accrued expenses                                              $ 6,292          $ 1,353
  Advances from shareholders'                                                          3,896            1,896
                                                                             ----------------    -------------
    Total Current Liabilities                                                         10,188            3,249
                                                                             ----------------    -------------


Stockholders' Deficit:
  Common stock, $.001 par value; 50,000,000
    shares authorized; 7,795,171 shares issued
     and outstanding, respectively                                                     7,795            7,795
  Additional paid-in capital                                                          38,350           38,350
  Retained deficit                                                                   (55,904)         (48,853)
                                                                             ----------------    -------------

Total Stockholders' Deficit                                                           (9,759)          (2,708)
                                                                             ----------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                            $ 429            $ 541
                                                                             ================    =============


The accompanying notes are an integral part of these financial statements.

                        HOUSTON OPERATING COMPANY, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDEDDECEMBER 31, 2001 AND 2000



                                                       2001                 2000
                                                  ---------------     -----------------


REVENUES:                                                    $ -                   $ -


OPERATING EXPENSES:
  General and administrative                               7,051                 7,254
                                                  ---------------     -----------------
Total Operating Expenses                                   7,051                 7,254
                                                  ---------------     -----------------

Net Loss from Operations                                  (7,051)               (7,254)
                                                  ---------------     -----------------

Other Income and expenses:
  Interest income                                              -                     -
  Interest expense                                             -                     -
  Other                                                        -                     -
                                                  ---------------     -----------------
                                                               -                     -
                                                  ---------------     -----------------

Net Loss                                                $ (7,051)             $ (7,254)
                                                  ===============     =================

Weighted average number of
  shares outstanding                                   7,795,171             5,711,838
                                                  ===============     =================

Basic and diluted net loss per share                    $ (0.001)             $ (0.001)
                                                  ===============     =================

The accompanying notes are an integral part of these financial statements.

                        HOUSTON OPERATING COMPANY, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                          Additional
                                                                Common Stock                Paid-In         Accumulated
                                                          Shares           Amount           Capital          Deficit       Totals
                                                          ------           ------           -------          -------       ------

Balance -  December 31, 1997                               2,795,171          $ 2,795         $ 28,820        $ (38,874)   $ (7,259)

Net loss for period                                                -                -                -           (1,725)     (1,725)
                                                           ---------            -----          -------          --------     -------
Balance - December 31, 1998                                2,795,171            2,795           28,820          (40,599)     (8,984)
                                                           ---------            -----          -------          --------     -------
Conversion of loan payable to additional paid-in
 capital                                                           -                -            9,530                -       9,530
Net loss for year                                                  -                -                -           (1,000)     (1,000)
                                                           ---------            -----          -------          --------     -------
Balance - December 31, 1999                                2,795,171            2,795           38,350          (41,599)       (454)
                                                           ---------            -----          -------          --------     -------
Stock issuance for cash                                    1,000,000            1,000                -                -       1,000
Stock issued for services                                  4,000,000            4,000                -                -       4,000
Net loss for year                                                  -                -                -           (7,254)     (7,254)
                                                           ---------            -----          -------          --------     -------
Balance - December 31, 2000                                7,795,171            7,795           38,350          (48,853)     (2,708)
                                                           ---------            -----          -------          --------     -------
Net loss for year                                                  -                -                -           (7,051)     (7,051)
                                                           ---------            -----          -------          --------     -------
Balance - December 31, 2001                                7,795,171          $ 7,795         $ 38,350        $ (55,904)   $ (9,759)
                                                           =========            =====          =======          ========     =======

The accompanying notes are an integral part of these financial statements.

                        HOUSTON OPERATING COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000




                                                                         2001               2000
                                                                   -----------------    --------------

Cash Flows From Operating Activities:
  Net (Loss)                                                               $ (7,051)         $ (7,254)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Stock issued for services                                                       -             4,000
   Changes in assets and liabilities:
     Increase in accounts payables                                            4,939             1,353
                                                                   -----------------    --------------
                                                                              4,939             5,353
                                                                   -----------------    --------------
Net Cash Used in Operating Activities                                        (2,112)           (1,901)
                                                                   -----------------    --------------

Cash Flow From Financing Activities:
   Sale of stock                                                                  -             1,000
   Advances from shareholders                                                 2,000             1,442
                                                                   -----------------    --------------
Net Cash Provided By Financing Activities                                     2,000             2,442
                                                                   -----------------    --------------

Increase (Decrease) in Cash                                                    (112)              541

Cash and Cash Equivalents - Beginning of period                                 541                 -
                                                                   -----------------    --------------

Cash and Cash Equivalents - End of period                                     $ 429             $ 541
                                                                   =================    ==============



Supplemental Cash Flow Information:
 Cash paid during period for:
  Interest paid                                                                 $ -               $ -
                                                                   =================    ==============
                                                                   =================
  Taxes paid                                                                    $ -               $ -
                                                                   =================    ==============

The accompanying notes are an integral part of these statements.

                         HOUSTON OPERATING COMPANY, INC.
                          Notes To Financial Statements
                                December 31, 2001

NOTE 1 - GENERAL

         Nature of Operations

         Houston Operating Company, Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 31, 1989. The Company was formed to act as successor to a debtor under a plan of reorganization dated April 21, 1990. Under the terms of the plan, the Company issued approximately 2.8 million shares of common stock.

         The Company's fiscal year end is December 31.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                         HOUSTON OPERATING COMPANY, INC.
                          Notes To Financial Statements
                                December 31, 2001


  NOTE 3 - CAPITAL STOCK TRANSACTIONS:

         Transactions to purchase control of Company

         In July 2000, there was a subscription agreement offering (5) five million shares of common stock of HOC for return for $1,000 by the buyer.

         If Houston Operating Company has not completed a merger (reverse acquisition) on or before June 1, 2001, the Company (HOC) can repurchase the five million shares for $1,000. As of December 31, 2001, the Company did not repurchase the five million shares.


NOTE 4 - INCOME TAXES

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

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

         Deferred tax assets
            Net operating loss carryforwards                         $55,904
            Valuation allowance for deferred tax assets              (55,904)
                                                                     -------
         Net deferred tax assets                                     $     -
                                                                    =========

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2001, the Company had net operating loss carryforwards of approximately $55,904 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2007. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.


NOTE 5 - GOING CONCERN:

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has no assets and its operations are limited.

         The future success of the Company is likely dependent on its ability to attain additional capital to find an acquisition to add value to its present shareholders and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations. The Company plans to pursue the issuance of additional equity securities, and to pursue corporate marketing alliances and collaborative agreements, as required to meet its cash requirements.