Form 10QSB
period 2002-03-31
HOUSTON OPERATING CO
filed 2002-05-14
CIK 1083220

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
- -----------------                                 ----------------------
March 31, 2002                                     000-31553


                            HOUSTON OPERATING COMPANY
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                     76-0307819
- --------------------------------                        -------------------
     (State of incorporation)                           (I.R.S. Employer
                                                        Identification No.)

                11145 Rockland Dr., Littleton,           80127
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (720) 981-0523


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


                7,795,171 common shares as of March 31, 2002

                          HOUSTON OPERATING COMPANY, INC.

                              Financial Statements
                    For the Three Months Ended March 31, 2002

                                   (Unaudited)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s





           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Houston Operating Company, Inc.


We have reviewed the accompanying balance sheet of Houston Operating Company, Inc. as of March 31, 2002 and the related statements of operations and cash flows for the three months ended March 31, 2002 and 2001, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2002. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated January 22, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



Michael Johnson & Co., LLC.
Denver, Colorado
May 10, 2002

/s/Michael Johnson & Co., LLC.

                        HOUSTON OPERATING COMPANY, INC.
                                 BALANCE SHEETS
                                  (Unaudited)






                                                                                March 31,        December 31,
                                                                                  2002               2001
                                                                             ----------------    -------------
ASSETS:
Current Assets:
  Cash                                                                                 $ 429            $ 429
                                                                             ----------------    -------------
     Total Current Assets                                                                429              429
                                                                             ----------------    -------------

TOTAL ASSETS                                                                           $ 429              429
                                                                             ================    =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable and accrued expenses                                              $ 6,292          $ 6,292
  Advances from shareholders'                                                          3,896            3,896
                                                                             ----------------    -------------
    Total Current Liabilities                                                         10,188           10,188
                                                                             ----------------    -------------


Stockholders' Equity (Deficit):
  Common stock, $.001 par value; 50,000,000
    shares authorized; 7,795,171 shares issued
     and outstanding, respectively                                                     7,795            7,795
  Additional paid-in capital                                                          38,350           38,350
  Retained deficit                                                                   (55,904)         (55,904)
                                                                             ----------------    -------------

Total Stockholders' Equity (Deficit)                                                  (9,759)          (9,759)
                                                                             ----------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                   $ 429            $ 429
                                                                             ================    =============

See accountant's review report.

                        HOUSTON OPERATING COMPANY, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                  Three months ended
                                                                      March 31,
                                                              2002                 2001
                                                              ----                 ----


REVENUES:                                                    $ -                   $ -


OPERATING EXPENSES:
  Sales and marketing                                          -                     -
  General and administrative                                   -                    29
                                                        --------             ---------
Total Operating Expenses                                       -                    29
                                                        --------             ---------
Net Loss from Operations                                       -                   (29)

Other Income and expenses:
  Interest income                                              -                     -
  Interest expense                                             -                     -
  Other                                                        -                     -
                                                        --------             ---------
                                                               -                     -
                                                        --------             ---------
Net Loss                                                     $ -                 $ (29)
                                                        ========             =========
Weighted average number of
  shares outstanding                                   7,795,171             7,795,171
                                                        ========             =========
Basic and diluted net loss per share                         $ -              *
                                                        ========             =========
* - less than $.001 loss per share


See accountant's review report.

                        HOUSTON OPERATING COMPANY, INC.
                  STATEMENTS OFCHANGES IN STOCKHOLDES' EQUITY
                                  (Unaudited)



                                                                                         Additional
                                                               Common Stock                Paid-In         Accumulated
                                                         Shares           Amount           Capital          Deficit          Totals
                                                         ------           ------           -------          -------          ------

Balance -  December 31, 1997                              2,795,171          $ 2,795         $ 28,820        $ (38,874)    $ (7,259)

Net loss for period                                               -                -                -           (1,725)      (1,725)
                                                          ---------          -------         --------        ---------     ---------
Balance - December 31, 1998                               2,795,171            2,795           28,820          (40,599)      (8,984)
                                                          ---------          -------         --------        ---------     ---------
Conversion of loan payable to additional paid-in
 capital                                                          -                -            9,530                -        9,530
Net loss for year                                                 -                -                -           (1,000)      (1,000)
                                                          ---------          -------         --------        ---------     ---------
Balance - December 31, 1999                               2,795,171            2,795           38,350          (41,599)        (454)
                                                          ---------          -------         --------        ---------     ---------
Stock issuance for cash                                   5,000,000            5,000           (4,000)               -        1,000
Net loss for year                                                 -                -                -           (7,254)      (7,254)
                                                          ---------          -------         --------        ---------     ---------
Balance - December 31, 2000                               7,795,171            7,795           34,350          (48,853)      (6,708)
                                                          ---------          -------         --------        ---------     ---------
Net loss for year                                                 -                -                -           (7,051)      (7,051)
                                                          ---------          -------         --------        ---------     ---------
Balance - December 31, 2001                               7,795,171            7,795           34,350          (55,904)      (6,708)
                                                          ---------          -------         --------        ---------     ---------
Net loss for period                                               -                -                -                -            -
                                                          ---------          -------         --------        ---------     ---------
Balance - March 31, 2002                                  7,795,171          $ 7,795         $ 34,350        $ (55,904)    $ (6,708)
                                                          ---------          -------         --------        ---------     ---------

See accountant's review report.

                        HOUSTON OPERATING COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                             Three months ended
                                                                                    March 31,
                                                                              2002               2001
                                                                              ----               ----

Cash Flows From Operating Activities:
  Net (Loss)                                                                    $ -             $ (29)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Changes in assets and liabilities:
     Increase in accounts payables                                                -                 -
                                                                              -----             -----
                                                                                  -                 -
                                                                              -----             -----
Net Cash Used in Operating Activities                                             -               (29)
                                                                              -----             -----
Cash Flow From Financing Activities:
   Proceeds from notes payable                                                    -                 -
   Sale of stock                                                                  -                 -
   Advances from shareholders                                                     -                 -
                                                                              -----             -----
Net Cash Provided By Financing Activities                                         -                 -
                                                                              -----             -----
Increase (Decrease) in Cash                                                       -               (29)

Cash and Cash Equivalents - Beginning of period                                 429               541
                                                                              -----             -----
Cash and Cash Equivalents - End of period                                     $ 429             $ 512
                                                                              =====             =====


Supplemental Cash Flow Information:
 Cash paid during period for:
  Interest paid                                                                 $ -               $ -
                                                                              =====             =====
  Taxes paid                                                                    $ -               $ -
                                                                              =====             =====

See accountant's review reports.

                         HOUSTON OPERATING COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       Presentation of Interim Information

     In the opinion of the management of Houston Operating Company, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2001.

MANAGEMENT DISCUSSION & ANALYSIS RESULT OF OPERATION FOR THE QUARTER ENDED MARCH 31, 2002 COMPARED TO QUARTER ENDED MARCH 31, 2001
- ------------------------------------------------------------------------------

The Company had no revenues or operations for the period in 2002 or 2001. The Company incurred no miscellaneous expenses in the quarter in 2002 and $29 in miscellaneous expenses in the quarter in 2001. The net loss for the quarter was none in 2002 and ($29) in 2001. Loss per share was none in 2002 and nominal in 2001 for the quarter.

The current trend of lack of revenues and occasional expenses can be expected to continue until a business combinatin with a revenue producing business can be acheived.

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

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2002

                                              HOUSTON OPERATING COMPANY


                                              /s/ J.R. Nelson
                                              -----------------------------
                                              J.R. NELSON, President