Form 10QSB/A
period 2002-06-30
HOUSTON OPERATING CO
filed 2002-08-28
CIK 1083220

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


                        Exhibit 99.14

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 26, 2002


                                              HOUSTON OPERATING COMPANY


                                              /s/ J.R. Nelson
                                              -----------------------------
                                              J.R. NELSON, President