Form 10QSB
period 2002-09-30
HOUSTON OPERATING CO
filed 2002-11-15
CIK 1083220

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                  FORM 10QSB



                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
- -----------------                                 ----------------------
September 30, 2002                                     000-31553


                            HOUSTON OPERATING COMPANY
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                     76-0307819
- --------------------------------                        -------------------
     (State of incorporation)                           (I.R.S. Employer
                                                        Identification No.)

                11145 Rockland Dr., Littleton,           80127
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (720) 981-0523


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

                7,795,171 common shares as of September 30, 2002

                              FINANCIAL STATEMENTS
                        HOUSTON OPERATING COMPANY, INC.


                        HOUSTON OPERATING COMPANY, INC.
                                 BALANCE SHEETS
                                  (Unaudited)




                                                                            September 30,        December 31,
                                                                                  2002               2001
                                                                             ----------------    -------------
ASSETS:
Current Assets:
  Cash                                                                                 $ 450            $ 541
                                                                             ----------------    -------------
     Total Current Assets                                                                450              541
                                                                             ----------------    -------------

TOTAL ASSETS                                                                           $ 450              541
                                                                             ================    =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable and accrued expenses                                              $ 1,353          $ 1,353
  Advances from shareholders'                                                          1,896            1,896
                                                                             ----------------    -------------
    Total Current Liabilities                                                          3,249            3,249
                                                                             ----------------    -------------


Stockholders' Equity (Deficit):
  Common stock, $.001 par value; 50,000,000
    shares authorized; 7,795,171 shares issued
     and outstanding, respectively                                                     7,795            7,795
  Additional paid-in capital                                                          38,350           38,350
  Retained deficit                                                                   (48,944)         (48,853)
                                                                             ----------------    -------------

Total Stockholders' Equity (Deficit)                                                  (2,799)          (2,708)
                                                                             ----------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                   $ 450            $ 541
                                                                             ================    =============

                         See accountants reveiw report.


                        HOUSTON OPERATING COMPANY, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                          Three Months Ended
                                                             September 30,
                                                       2002                2001
                                                       ----                ----


REVENUES:                                                    $ -                  $ -


OPERATING EXPENSES:
  Sales and marketing                                          -                    -
  General and administrative                                  62                     -
                                                       ---------           ----------
Total Operating Expenses                                      62                    -
                                                       ---------           ----------
Net Loss from Operations                                     (62)                     -
                                                       ---------           ----------
Other Income and expenses:
  Interest income                                              -                    -
  Interest expense                                             -                    -
  Other                                                        -                    -
                                                       ---------           ----------
                                                               -                    -
                                                       ---------           ----------
Net Loss                                                   $ (62)                 $ -
                                                       =========           ==========
Weighted average number of
  shares outstanding                                   7,795,171            2,795,171
                                                       =========           ==========
Basic and diluted net loss per share                         $ -                  $ -
                                                       =========           ==========

                         See accountants review report.


                        HOUSTON OPERATING COMPANY, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                          Nine Months Ended
                                                             September 30,
                                                       2002                2001
                                                       ----                ----


REVENUES:                                                    $ -                  $ -


OPERATING EXPENSES:
  Sales and marketing                                          -                    -
  General and administrative                                  91                    -
                                                       ---------           ----------
Total Operating Expenses                                      91                    -
                                                       ---------           ----------
Net Loss from Operations                                     (91)                   -
                                                       ---------           ----------
Other Income and expenses:
  Interest income                                              -                    -
  Interest expense                                             -                    -
  Other                                                        -                    -
                                                       ---------           ----------
                                                               -                    -
                                                       ---------           ----------
Net Loss                                                   $ (91)                 $ -
                                                       =========           ==========
Weighted average number of
  shares outstanding                                   7,795,171            2,795,171
                                                       =========           ==========
Basic and diluted net loss per share                         $ -                  $ -
                                                       =========           ==========

                         See accountants review report.

                        HOUSTON OPERATING COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                   Nine Months Ended
                                                                      September 30,
                                                                  2002             2001
                                                                  ----             ----

Cash Flows From Operating Activities:
  Net (Loss)                                                         $ (91)             $ -
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Stock issued for services                                             -                -
   Changes in assets and liabilities:
    Increase in  Advances from Stockholders                              -                -
                                                                  ---------        ---------
                                                                         -                -
                                                                  ---------        ---------
Net Cash Used in Operating Activities                                  (91)               -
                                                                  ---------        ---------
Cash Flow From Financing Activities:
  Issuance of Common Stock                                               -                -
                                                                  ---------        ---------
  Net Cash Provided By Financing Activites                               -                -
                                                                  ---------        ---------
Increase (Decrease) in Cash                                            (91)               -

Cash and Cash Equivalents - Beginning of period                        450                -
                                                                  ---------        ---------
Cash and Cash Equivalents - End of period                            $ 512              $ -
                                                                  =========        =========


Supplemental Cash Flow Information:
  Interest paid                                                        $ -              $ -
                                                                  =========        =========
  Taxes paid                                                           $ -              $ -
                                                                  =========        =========



                         See accountants reveiw report.

                        HOUSTON OPERATING COMOPANY, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)



                                                                                            Additional
                                                                Common Stock                Paid-In         Accumulated
                                                          Shares           Amount           Capital          Deficit          Totals
                                                          ------           ------           -------          -------          ------
Balance -  December 31, 1997                               2,795,171          $ 2,795         $ 28,820        $ (38,874)   $ (7,259)

Net loss for period                                                -                -                -           (1,725)     (1,725)
                                                          ----------          -------         --------        ----------   ---------
Balance - December 31, 1998                                2,795,171            2,795           28,820          (40,599)     (8,984)
                                                          ----------          -------         --------        ----------   ---------
Conversion of loan payable to additional paid-in
 capital                                                           -                -            9,530                -       9,530
Net loss for year                                                  -                -                -           (1,000)     (1,000)
                                                          ----------          -------         --------        ----------   ---------
Balance - December 31, 1999                                2,795,171            2,795           38,350          (41,599)       (454)
                                                          ----------          -------         --------        ----------   ---------
Stock issuance for cash                                    1,000,000            1,000                -                -       1,000
Stock issuance for services                                4,000,000            4,000                -                -       4,000
Net loss for year                                                  -                -                -           (7,254)     (7,254)
                                                          ----------          -------         --------        ----------   ---------
Balance - December 31, 2000                                7,795,171            7,795           38,350          (48,853)     (2,708)
                                                          ----------          -------         --------        ----------   ---------
Net loss for period                                                -                -                -              (91)        (91)
                                                          ----------          -------         --------        ----------   ---------
Balance - September 30, 2002                               7,795,171          $ 7,795         $ 38,350        $ (48,944)   $ (2,799)
                                                          ----------          -------         --------        ----------   ---------


                         See accountants reveiw report.

                         HOUSTON OPERATING COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 1.  Presentation of Interim Information

In the opinion of the management of Houston Operating Company, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2002, and the results of operations for the nine months ended September 30, 2002 and cash flows for the nine months ended September 30, 2002. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information which would be included in the Company's audited financial statements and notes .

MANAGEMENT DISCUSSION & ANALYSIS RESULT OF OPERATION FOR THE QUARTER ENDED SEPTEMBER 30, 2002 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2001.

The Company had no revenues or operations for the period in 2002 or 2001. The Company incurred $62 in expenses in the quarter in 2002 and no expenses in the quarter in 2001. The net profit/loss for the quarter was ($62) in 2002 and $0 in 2001. Loss per share was nominal in 2002 and none in 2001 for the quarter.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO SAME PERIOD IN 2001.

The Company had no revenues or operations for the nine month period in 2002 or 2001. The Company incurred $91 in miscellaneous expenses in the period in 2002 and no expenses in the period in 2001. The net loss for the nine month period was ($91) in 2002 and $0 in 2001. Loss per share was nominal in 2002 and none in 2001 for the period.

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


Date: November 14, 2002


                                              HOUSTON OPERATING COMPANY


                                             /s/J.R. Nelson
                                              -----------------------------
                                              J.R. NELSON, President