Form 10QSB/A
period 2002-09-30
HOUSTON OPERATING CO
filed 2002-11-19
CIK 1083220

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

                         HOUSTON OPERATING COMPANY, INC.

                              Financial Statements
               For the Three Month Period Ended September 30, 2002

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s

  REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Houston Operating Company, Inc.
Littleton, Colorado

We have reviewed the accompanying balance sheet of Houston Operating Company, Inc. as of September 30, 2002 and the related statements of operations for the three month and nine months period ended September 30, 2002 and 2001, and the cash flows for the nine months ended September 30, 2002 and 2001 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted, the balance sheet as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated January 22, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



Michael Johnson & Co., LLC.
Denver, Colorado
November 12, 2002

/s/Michael Johnson & Co., LLC.


                        HOUSTON OPERATING COMPANY, INC.
                                 BALANCE SHEETS
                                  (Unaudited)


                                                                                 September 30,    December 31,
                                                                                    2002              2001
                                                                               ---------------    -------------
ASSETS:
Current Assets:
  Cash                                                                                  $ 429            $ 429
                                                                               ---------------    -------------
     Total Current Assets                                                                 429              429
                                                                               ---------------    -------------

TOTAL ASSETS                                                                              429              429
                                                                               ===============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable and accrued expenses                                               $ 6,292          $ 6,292
  Advances from shareholders'                                                           3,896            3,896
                                                                               ---------------    -------------
    Total Current Liabilities                                                          10,188           10,188
                                                                               ---------------    -------------


Stockholders' Deficit:
  Common stock, $.001 par value; 50,000,000
    shares authorized; 7,795,171 shares issued
     and outstanding, respectively                                                      7,795            7,795
  Additional paid-in capital                                                           38,350           38,350
  Retained deficit                                                                    (55,904)         (55,904)
                                                                               ---------------    -------------

Total Stockholders' Deficit                                                            (9,759)          (9,759)
                                                                               ---------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                             $ 429            $ 429
                                                                               ===============    =============

See accountant's review report.


HUSTON OPERATING COMPANY, INC.
STATEMENTS OF OPERATIONS
(Unaudited)
                                                             Three Months Ended                      Nine Months Ended
                                                                 September 30,                            September 30,
                                                            2002                 2001               2002                2001


REVENUES:                                                     $ -                   $ -               $ -                 $ -


OPERATING EXPENSES:
  Sales and marketing                                           -                     -                 -                   -
  General and administrative                                    -                    30                 -                  29
                                                        ---------             ---------          --------           ---------
Total Operating Expenses                                        -                    30                 -                  29
                                                        ---------             ---------          --------           ---------
Net Loss from Operations                                        -                   (30)                -                 (29)

Other Income and expenses:
  Interest income                                               -                     -                 -                   -
  Interest expense                                              -                     -                 -                   -
  Other                                                         -                     -                 -                   -
                                                        ---------             ---------          --------           ---------
                                                                -                     -                 -                   -
                                                        ---------             ---------          --------           ---------
Net Loss                                                      $ -                 $ (30)              $ -               $ (29)
                                                        =========             =========          ========           =========
Weighted average number of
  shares outstanding                                    7,795,171             7,795,171         7,795,171           7,795,171
                                                        =========             =========          ========           =========
Basic and diluted net loss per share                          $ -                   $ -               $ -                 $ -
                                                        =========             =========          ========           =========

See accountant's review report.



                        HOUSTON OPERATIONG COMPANY, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)




                                                                                            Additional
                                                                 Common Stock                Paid-In         Accumulated
                                                           Shares           Amount           Capital          Deficit        Totals
                                                           ------           ------           -------          -------        ------

Balance -  December 31, 1997                                2,795,171          $ 2,795          $ 28,820        $ (38,874) $ (7,259)

Net loss for period                                                 -                -                 -           (1,725)   (1,725)
                                                            ---------          -------          --------        ---------  ---------
Balance - December 31, 1998                                 2,795,171            2,795            28,820          (40,599)   (8,984)
                                                            ---------          -------          --------        ---------  ---------
Conversion of loan payable to additional paid-in
 capital                                                            -                -             9,530                -     9,530
Net loss for year                                                   -                -                 -           (1,000)   (1,000)
                                                            ---------          -------          --------        ---------  ---------
Balance - December 31, 1999                                 2,795,171            2,795            38,350          (41,599)     (454)
                                                            ---------          -------          --------        ---------  ---------
Stock issuance for cash                                     1,000,000            1,000                 -                -     1,000
Stock issuance for services                                 4,000,000            4,000                 -                -     4,000
Net loss for year                                                   -                -                 -           (7,254)   (7,254)
                                                            ---------          -------          --------        ---------  ---------
Balance - December 31, 2000                                 7,795,171            7,795            38,350          (48,853)   (2,708)
                                                            ---------          -------          --------        ---------  ---------
Net loss for year                                                   -                -                 -           (7,051)   (7,051)
                                                            ---------          -------          --------        ---------  ---------
Balance - December 31, 2001                                 7,795,171          $ 7,795          $ 38,350        $ (55,904) $ (9,759)
                                                            ---------          -------          --------        ---------  ---------
Net loss for period                                                 -                -                 -                -          -
                                                            ---------          -------          --------        ---------  ---------
Balance - September 30, 2002                                7,795,171          $ 7,795          $ 38,350        $ (55,904) $ (9,759)
                                                            ---------          -------          --------        ---------  ---------

See accountant's review report.



                        HOUSTON OPERATING COMOPANY, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                         Nine Months Ended
                                                                           September 30,
                                                                       2002             2001
                                                                       ----             ----

Cash Flows From Operating Activities:
  Net (Loss)                                                            $ -            $ (30)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Stock issued for services                                              -                -
   Changes in assets and liabilities:
    Increase in accounts payable                                          -                -
                                                                        --------     -------
                                                                          -                -
                                                                        --------     -------
Net Cash Used in Operating Activities                                     -              (30)
                                                                        --------     -------
Cash Flow From Financing Activities:
  Advances from Stockholders                                              -                -
  Issuance of Common Stock                                                -                -
                                                                        --------     -------
  Net Cash Provided By Financing Activities                               -                -
                                                                        --------     -------
Increase (Decrease) in Cash                                               -              (30)

Cash and Cash Equivalents - Beginning of period                         429              541
                                                                        --------     -------
Cash and Cash Equivalents - End of period                             $ 429            $ 511
                                                                        ========     =======


Supplemental Cash Flow Information:
  Interest paid                                                         $ -              $ -
                                                                        ========     ========
  Taxes paid                                                            $ -              $ -
                                                                        ========     ========

See accountant's review report.

                         HOUSTON OPERATING COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       Presentation of Interim Information

     In the opinion of the management of Houston Operating Company, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2002, and the results of operations for the three month and nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2001.

MANAGEMENT DISCUSSION & ANALYSIS RESULT OF OPERATION FOR THE QUARTER ENDED SEPTEMBER 30, 2002 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2001.

The Company had no revenues or operations for the period in 2002 or 2001. The Company incurred no in expenses in the quarter in 2002 and $30 expenses in the quarter in 2001. The net profit/loss for the quarter was none in 2002 and $30 in 2001. Loss per share was none in 2002 and nominal in 2001 for the quarter.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO SAME PERIOD IN 2001.

The Company had no revenues or operations for the nine month period in 2002 or 2001. The Company incurred no expenses in the period in 2002 and $29 in expenses in the period in 2001. The net loss for the nine month period was none in 2002 and $29 in 2001. Loss per share was none in 2002 and nominal in 2001 for the period.

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


Date: November 19, 2002


                                              HOUSTON OPERATING COMPANY


                                             /s/J.R. Nelson
                                              -----------------------------
                                              J.R. NELSON, President