Form 10KSB/A
period 2002-12-31
HOUSTON OPERATING CO
filed 2003-04-22
CIK 1083220

FORM 10-KSB/A
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934 For the fiscal year ended: December 31, 2002



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

As of December 31, 2002, 709,324 shares of the Company's Common Stock, were held by non-affiliates. There is a limited trading market for the Company's Common Stock, and the market value of the non affiliate owned shares was $248,264 based on a bid price on December, 31, 2002 of $.35 per share

The number of shares of Common Stock of the registrant outstanding as of December 31, 2002, were 7,795,171

                                TABLE OF CONTENTS

PART I                                                                     PAGE

     Item 1.   Description of Business                                         3
     Item 2.   Description of Property                                        23
     Item 3.   Legal Proceedings                                              23
     Item 4.   Submission of Matters to a Vote of Security Holders            24


PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters       24
     Item 6.   Management's Discussion and Analysis or Plan of Operation      25
     Item 7.   Financial Statements                                           27
     Item 8. Changes in and Disagreements With Accountants on Accounting 27 and Financial Disclosure


PART III

     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act              27
     Item 10.  Executive Compensation                                         33
     Item 11.  Security Ownership of Certain Beneficial Owners and Management 34
     Item 12.  Certain Relationships and Related Transactions                 35
     Item 13.  Exhibits and Reports on Form 8-K                               37


SIGNATURES                                                                    38

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

     The aggregate number of authorized shares Houston Operating Company has authority to issue is 60,000,000, of which 50,000,000 shares are common stock having a par value of $.001 per share, 5,000,000 shares are preferred stock having a par value of $.001 per share and 5,000,000 shares are preference stock having a par value of $.001 per share. At August 31, 1989, Houston Operating Company had not engaged in any business operations other than organizational activities after failing at an initial attempt to finance oil and gas operations after emerging as part of a Chapter 11 Bankruptcy Plan. At year end, Houston Operating Company had no assets or liabilities, and no income had been received and no costs had been incurred, except services of President and administrative costs for 2000.

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

     The Company has no operations and has had no operations in the last two years. 35 Caroline Corporation was intended to be a subsidiary and had operations, but due to the rescission of the share exchange, no operations occurred in Houston Operating Company.

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

24. Blue Sky Restrictions. Many states have enacted statutes or rules which restrict or prohibit the sale or resale of securities of "blank check" companies to residents so long as they remain without specific business. To the extent any current shareholders or subsequent purchaser from a shareholder may reside in a state which restricts or prohibits resale of shares in a "blank check" company, warning is hereby given that the shares may be "restricted" from resale as long as the company is a shell company.

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
Year Ended December 31, 2002:
                                                   High Bid      Low Bid
                                                   --------      -------
          1st quarter                              1.00           .51
          2nd quarter                               .51           .51
          3rd quarter                               .35           .35
          4th quarter                               .35           .35

Year Ended December 31, 2001
                                                   High Bid      Low Bid
                                                   --------      -------
          1st quarter                              No Quotes
          2nd quarter                              1.12           .01
          3rd quarter                              1.25           .50
          4th quarter                              1.00           .50

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS OR
         PLAN OF OPERATIONS.
         -------------------


RESULTS OF OPERATIONS YEAR ENDED DECEMBER 31, 2002 COMPARED TO 2001
- - --------------------------------------------------------------------

     The Company had no revenues in 2002 or 2001. The company had no operating business in the year. The Company incurred $9,226 in general and administration expenses in 2002 as compared to $7,051 in expenses in 2001.

     The net loss in 2002 was ($9,226) as compared to ($7,051) in 2001. The losses in 2002 and 2001 were as a result of miscellaneous expenses. The net loss per share each year was less than ($.01) per share. The expenses was attributable to general and administrative expenses including accounting transfer agent, and Edgar Filing costs.

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


LIQUIDITY AND CAPITAL RESOURCES
- - --------------------------------

     The Company remains in an inactive stage and, since inception, has experienced significant liquidity problems and has no capital resources or stockholder's equity. The Company has $313 current assets in the form of cash and total assets of $313 but has current liabilities totaling $19,298.

        The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will impair the consummation of a business combination or whether it will incur further operating losses through any business entity which the Company may eventually acquire.

     During the period from August 31, 1989 (inception) through December 31, 2002 the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Act of 1933, as amended. An attempt was made to merge with 35 Caroline Corp. in 1999, which was rescinded. No revenues were received by the Company during this period. The Company has incurred losses since inception and no revenues. The net cumulative loss is from inception to year ended December 31, 2002 Such losses will continue unless revenues and business can be acquired by the Company. There is no assurance that revenues or profitability will ever be achieved by the Company.


Evaluation of Internal and Disclosure Controls
----------------------------------------------

     The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

     There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) FOR THE EXCHANGE ACT

        The directors and executive officers currently serving the Company are as follows:

Name                     Age                   Position Held              Tenure
- - ----------------------------------------------------------------------------
J.R. Nelson              61                    President, Chairman
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

BIOGRAPHICAL INFORMATION

        J.R. NELSON, age 61, was appointed as President, Chairman and a Director of Houston Operating Company as of August 28, 2000. Mr. Nelson received a B.A. Degree in Communications with an English minor and additional courses in Psychology. Until 1983 Mr. Nelson was an officer and director of J.R. Nelson and Associates, Inc., a technical recruiting company with over 250 employees that he co-founded in 1971. After selling his ownership in 1983, he has since been self-employed as a business consultant. Mr. Nelson is an executive officer and director of Azonic Corporation, a blank check company.


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

No person who, at any time during the fiscal year, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to section 12 of the Exchange Act failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year, except that J.R. Nelson, President and Director made delinquent filings of Forms 4 and 5 on April 3, 2002 and Forms 4/A and 5/A on April 24, 2002 and Forms 4 and 5/A on January 27, 2003. Mr Nelson filed a Form 5 on April 4, 2002.


ITEM 10 - EXECUTIVE COMPENSATION.
         -----------------------

                    SUMMARY COMPENSATION TABLE OF EXECUTIVES
                    ----------------------------------------

                           Annual Compensation                 Awards
- - ----------------------------------------------------------------------------

Name and Principal   Year  Salary  Bonus  Other Annual Restricted    Securities
Position                   ($)     ($)    Compensation Stock Award(s) Underlying
                                          ($)                          Options/
                                                                        SARs (#)
- - ----------------------------------------------------------------------------
                     2002      0     0         0           0              0
J.R. Nelson,         2001      0     0         0           0              0
President,           2000      0     0         $4000*      0              0
Director
================================================================================

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

     None.

Incorporated by Reference to Form 10SB file #000-31553

3.1  Articles of Incorporation *

3.2  Bylaws *

10.2 Disclosure Statement of Cambridge Oil Company, Debtor in Possession, and Normandy Oil and Gas Company, Inc. and its wholly owned subsidiary, Houston Operating Company, Successor to the Debtor Under the Plan *

10.3 Order Confirming Debtor's Plan of Reorganization *

*Previously Filed on Form 10SB, file #000-31553, September 27, 2000.

                                   Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    HOUSTON OPERATING COMPANY



Date:   April 4, 2003                             /s/J.R. Nelson
                                                    ----------------------------
                                                    J.R. Nelson, President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 22, 2003                   /s/ J.R. Nelson
                                      ----------------------------------------
                                       J.R. Nelson, President and Sole Director

                       CERTIFICATION PURSUANT TO SECTION
                         302 OF THE SARBANES OXLEY ACT



I, J.R. Nelson, certify that:

1. I have  reviewed  this  annual  report on Form  10-KSB of  Houston  Operating
Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 22, 2003


/s/J.R. Nelson
-----------------------
J.R. Nelson, President

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

Auditors Report- Michael Johnson & CO                                        F-1

Balance Sheets                                                               F-2

Statements of Operations                                                     F-3

Statements of Changes in Stockholders Deficit                                F-4

Statements of Cash Flows                                                     F-5

Notes to Financial Statements                                          F-6 - F-7

                         HOUSTON OPERATING COMPANY, INC.

                              Financial Statements
                     Years Ended December 31, 2002 and 2001

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s



                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Houston Operating Company, Inc.
Littleton, Colorado

We have audited the accompanying balance sheets of Houston Operating Company, Inc. as of December 31, 2002 and 2001, and the related statement of operations, cash flows, and changes in stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Houston Operating Company, Inc. at December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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



Michael Johnson & Co., LLC
Denver, Colorado
March 6, 2003
/s/Michael Johnson & Co., LLC


                           HOUSTON OPERATING COMPANY
                                 BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001






                                                                                    2002               2001
                                                                               ---------------    ---------------
ASSETS:
Current Assets:
  Cash                                                                                  $ 313              $ 429
                                                                               ---------------    ---------------
     Total Current Assets                                                                 313                429
                                                                               ---------------    ---------------

TOTAL ASSETS                                                                            $ 313              $ 429
                                                                               ===============    ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable and accrued expenses                                              $ 13,402            $ 6,292
  Advances from shareholders'                                                           5,896              3,896
                                                                               ---------------    ---------------
    Total Current Liabilities                                                          19,298             10,188
                                                                               ---------------    ---------------


Stockholders' Deficit:
  Common stock, $.001 par value; 50,000,000
    shares authorized; 7,795,171 shares issued
     and outstanding, respectively                                                      7,795              7,795
  Additional paid-in capital                                                           38,350             38,350
  Retained deficit                                                                    (65,130)           (55,904)
                                                                               ---------------    ---------------

Total Stockholders' Deficit                                                           (18,985)            (9,759)
                                                                               ---------------    ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                             $ 313              $ 429
                                                                               ===============    ===============



The accompanying notes are an intergral part of these financial statements.


                        HOUSTON OPERATING COMPANY, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001




                                                        2002                 2001
                                                   ---------------     -----------------


REVENUES:                                                     $ -                   $ -


OPERATING EXPENSES:
  General and administrative                                9,226                 7,051
                                                   ---------------     -----------------
Total Operating Expenses                                    9,226                 7,051
                                                   ---------------     -----------------

Net Loss from Operations                                   (9,226)               (7,051)
                                                   ---------------     -----------------

Other Income and expenses:
  Interest income                                               -                     -
  Interest expense                                              -                     -
                                                   ---------------     -----------------
                                                                -                     -
                                                   ---------------     -----------------

Net Loss                                                 $ (9,226)             $ (7,051)
                                                   ===============     =================

Weighted average number of
  shares outstanding                                    7,795,171             7,795,171
                                                   ===============     =================

Basic and diluted net loss per share                     $ (0.001)             $ (0.001)
                                                   ===============     =================

The accompanying notes are an integral part of these financial statements.


                        HOUSTON OPERATING COMPANY, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                         Additional
                                                               Common Stock                Paid-In         Accumulated
                                                          Shares          Amount           Capital          Deficit          Totals
                                                          ------          ------           -------          -------          ------

Balance -  December 31, 1997                               2,795,171         $ 2,795         $ 28,820        $ (38,874)    $ (7,259)

Net loss for period                                                -               -                -           (1,725)      (1,725)
                                                           ---------         -------         --------        ---------     ---------
Balance - December 31, 1998                                2,795,171           2,795           28,820          (40,599)      (8,984)
                                                           ---------         -------         --------        ---------     ---------
Conversion of loan payable to additional paid-in
 capital                                                           -               -            9,530                -        9,530
Net loss for year                                                  -               -                -           (1,000)      (1,000)
                                                           ---------         -------         --------        ---------     ---------
Balance - December 31, 1999                                2,795,171           2,795           38,350          (41,599)        (454)
                                                           ---------         -------         --------        ---------     ---------
Stock issuance for cash                                    1,000,000           1,000                -                -        1,000
Stock issued for services                                  4,000,000           4,000                -                -        4,000
Net loss for year                                                  -               -                -           (7,254)      (7,254)
                                                           ---------         -------         --------        ----------    ---------
Balance - December 31, 2000                                7,795,171           7,795           38,350          (48,853)      (2,708)
                                                           ---------         -------         --------        ----------    ---------
Net loss for year                                                  -               -                -           (7,051)      (7,051)
                                                           ---------         -------         --------        ----------    ---------
Balance - December 31, 2001                                7,795,171           7,795           38,350          (55,904)      (9,759)
                                                           ---------         -------         --------        ----------    ---------
Net loss for year                                                  -               -                -           (9,226)      (9,226)
                                                           ---------         -------         --------        ----------    ---------
Balance - December 31, 2002                                7,795,171         $ 7,795         $ 38,350        $ (65,130)   $ (18,985)
                                                           =========         =======         ========        ==========    =========

The accompanying notes are an integral part of these financial statements.



                        HOUSTON OPERATING COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                                          2002               2001
                                                                    -----------------    --------------

Cash Flows From Operating Activities:
  Net (Loss)                                                                $ (9,226)         $ (7,051)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Stock issued for services                                                        -                 -
   Changes in assets and liabilities:
     Increase in accounts payables                                             7,110             4,939
                                                                    -----------------    --------------
                                                                               7,110             4,939
                                                                    -----------------    --------------
Net Cash Used in Operating Activities                                         (2,116)           (2,112)
                                                                    -----------------    --------------

Cash Flow From Financing Activities:
   Sale of stock                                                                   -                 -
   Advances from shareholders                                                  2,000             2,000
                                                                    -----------------    --------------
Net Cash Provided By Financing Activities                                      2,000             2,000
                                                                    -----------------    --------------

Increase (Decrease) in Cash                                                     (116)             (112)

Cash and Cash Equivalents - Beginning of period                                  429               541
                                                                    -----------------    --------------

Cash and Cash Equivalents - End of period                                      $ 313             $ 429
                                                                    =================    ==============



Supplemental Cash Flow Information:
 Cash paid during period for:
  Interest paid                                                                  $ -               $ -
                                                                    =================    ==============
                                                                    =================
  Taxes paid                                                                     $ -               $ -
                                                                    =================    ==============

The accompanying notes are an integral part of theses financial statements.

                         HOUSTON OPERATING COMPANY, INC.
                          Notes To Financial Statements
                                December 31, 2002

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

                         HOUSTON OPERATING COMPANY, INC.
                          Notes To Financial Statements
                                December 31, 2002


  NOTE 3 - CAPITAL STOCK TRANSACTIONS:

         Transactions to purchase control of Company

         In July 2000, there was a subscription agreement offering (5) five million shares of common stock of HOC for return for $1,000 by the buyer.

         If Houston Operating Company has not completed a merger (reverse acquisition) on or before June 1, 2001, the Company (HOC) can repurchase the five million shares for $1,000. As of December 31, 2002, the Company did not repurchase the five million shares.


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

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

         Deferred tax assets
            Net operating loss carryforwards                          $65,130
            Valuation allowance for deferred tax assets               (65,130)
                                                                       -------
         Net deferred tax assets                                      $     -
                                                                      ==========

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2002, the Company had net operating loss carryforwards of approximately $65,130 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2007. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.


NOTE 5 - GOING CONCERN:

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company's current liabilities exceed current assets by $18,985, and the Company has a retained deficit of $65,130 at December 31, 2002.

         The future success of the Company is likely dependent on its ability to attain additional capital to find an acquisition to add value to its present shareholders and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations. The Company plans to pursue the issuance of additional equity securities, and to pursue corporate marketing alliances and collaborative agreements, as required meeting its cash requirements.