Form 10QSB
period 2003-03-31
HOUSTON OPERATING CO
filed 2003-05-20
CIK 1083220

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For Quarter Ended                                 Commission File Number
-----------------                                 ----------------------
March 31, 2003                                            000-31553

                            HOUSTON OPERATING COMPANY
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     76-0307819
--------------------------------                      -------------------
     (State of incorporation)                           (I.R.S. Employer
                                                       Identification No.)

       610 Newport Center Drive, Suite 1400, Newport Beach, CA 92660
       --------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (949) 760-6832

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                    Yes [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                7,795,172 common shares as of April 24, 2003

                             TABLE OF CONTENTS                 PAGE

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheets                                          3
(b)      Statements of Operations                                4
(c)      Statements of Shareholders' Equity                      5
(d)      Statement of Cash Flows                                 6
(e)      Notes to Financial Statements                           7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations        8

Item 3. Controls and Procedures                                  9

PART II. OTHER INFORMATION                                       10
Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6.

(a) Exhibits (b) Reports on Form 8K

SIGNATURES                                                       11

                              FINANCIAL STATEMENTS
                         HOUSTON OPERATING COMPANY, INC.

                         HOUSTON OPERATING COMPANY, INC.
                                 BALANCE SHEETS
                                   (Unaudited)

                                                       March 31,    December 31,
                                                         2003           2002
                                                       ---------     ---------
ASSETS:
Current Assets:
  Cash                                                 $    222      $    313
                                                       ---------     ---------
     Total Current Assets                                   222           313
                                                       ---------     ---------

TOTAL ASSETS                                           $    222           313
                                                       =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable and accrued expenses                $ 13,402      $ 13,402
  Advances from shareholders'                             5,896         5,896
                                                       ---------     ---------
    Total Current Liabilities                            19,298        19,298
                                                       ---------     ---------

Stockholders' Equity (Deficit):
  Common stock, $.001 par value; 50,000,000
    shares authorized; 7,795,171 shares issued
     and outstanding, respectively                        7,795         7,795
  Additional paid-in capital                             38,350        38,350
  Retained deficit                                      (65,221)      (65,130)
                                                       ---------     ---------

Total Stockholders' Equity (Deficit)                    (19,076)      (18,985)
                                                       ---------     ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)   $    222      $    313
                                                       =========     =========

                         HOUSTON OPERATING COMPANY, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended
                                                          March 31,
                                                    2003               2002
                                                    ----               ----

REVENUES:                                        $        --        $        --

OPERATING EXPENSES:
  Sales and marketing                                     --                 --
  General and administrative                              91                 --
                                                 ------------       ------------
Total Operating Expenses                                  91                 --
                                                 ------------       ------------
Net Loss from Operations                                 (91)                --
                                                 ------------       ------------
Other Income and expenses:
  Interest income                                         --                 --
  Interest expense                                        --                 --
  Other                                                   --                 --
                                                 ------------       ------------
                                                          --                 --
                                                 ------------       ------------
Net Loss                                         $       (91)       $        --
                                                 ============       ============
Weighted average number of
  shares outstanding                               7,795,171          7,795,171
                                                 ============       ============
Basic and diluted net loss per share             $        --        $        --
                                                 ============       ============

                                       HOUSTON OPERATING COMOPANY, INC.
                                STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                  (Unaudited)

                                                                                Additional
                                                           Common Stock           Paid-In      Accumulated
                                                       Shares        Amount       Capital        Deficit        Totals
                                                     ----------    ----------    ----------    ----------     ----------
Balance -  December 31, 1997                         2,795,171     $   2,795     $  28,820     $ (38,874)     $  (7,259)

Net loss for period                                         --            --            --        (1,725)        (1,725)
                                                     ----------    ----------    ----------    ----------     ----------
Balance - December 31, 1998                          2,795,171         2,795        28,820       (40,599)        (8,984)
                                                     ----------    ----------    ----------    ----------     ----------
Conversion of loan payable to additional paid-in
 capital                                                    --            --         9,530            --          9,530
Net loss for year                                           --            --            --        (1,000)        (1,000)
                                                     ----------    ----------    ----------    ----------     ----------
Balance - December 31, 1999                          2,795,171         2,795        38,350       (41,599)          (454)
                                                     ----------    ----------    ----------    ----------     ----------
Stock issuance for cash                              5,000,000         5,000            --            --          5,000
Net loss for year                                           --            --            --        (7,254)        (7,254)
                                                     ----------    ----------    ----------    ----------     ----------
Balance - December 31, 2000                          7,795,171         7,795        38,350       (48,853)        (2,708)
                                                     ----------    ----------    ----------    ----------     ----------
Net loss for period                                         --            --            --        (7,051)        (7,051)
                                                     ----------    ----------    ----------    ----------     ----------
Balance - March 31, 2001                             7,795,171     $   7,795     $  38,350     $ (55,904)     $  (9,759)
                                                     ----------    ----------    ----------    ----------     ----------
Net loss for period                                         --            --            --        (9,226)        (9,226)
                                                     ----------    ----------    ----------    ----------     ----------
Balance - March 31, 2002                             7,795,171     $   7,795     $  38,350     $ (65,130)     $ (18,985)
                                                     ----------    ----------    ----------    ----------     ----------
Net loss for period                                         --            --            --           (91)           (91)
                                                     ----------    ----------    ----------    ----------     ----------
Balance - March 31, 2003                             7,795,171     $   7,795     $  38,350     $ (65,221)     $ (19,076)
                                                     ----------    ----------    ----------    ----------     ----------


                         HOUSTON OPERATING COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                         2003            2002
                                                         ----            ----
Cash Flows From Operating Activities:
  Net (Loss)                                           $    (91)       $      -
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Stock issued for services                                  -               -
   Changes in assets and liabilities:
    Increase in  Advances from Stockholders                   -               -
                                                       ---------       ---------
                                                              -               -
                                                       ---------       ---------
Net Cash Used in Operating Activities                       (91)              -
                                                       ---------       ---------
Cash Flow From Financing Activities:
  Issuance of Common Stock                                    -               -
                                                       ---------       ---------
  Net Cash Provided By Financing Activites                    -               -
                                                       ---------       ---------
Increase (Decrease) in Cash                                 (91)              -

Cash and Cash Equivalents - Beginning of period             313             429
                                                       ---------       ---------
Cash and Cash Equivalents - End of period              $    222        $    429
                                                       =========       =========

Supplemental Cash Flow Information:
  Interest paid                                        $      -        $      -
                                                       =========       =========
  Taxes paid                                           $      -        $      -
                                                       =========       =========

                         HOUSTON OPERATING COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 1.  Presentation of Interim Information

In the opinion of the management of Houston Operating Company, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2003, and the results of operations for the three months ended March 31, 2003 and cash flows for the three months ended March 31, 2003. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information which would be included in the Company's audited financial statements and notes.

Note 2. Subsequent Event.

As of April 28, 2003, J.R. Nelson, a majority shareholder, officer and director of Houston Operating Company sold 7,030,000 shares of common stock of the Company to Speed Action Limited, a British Virgin Islands corporation pursuant to the Share Purchase Agreement, dated as of April 25, 2003, by and among J.R. Nelson, the Registrant and Speed Action Limited. As a result of the stock sale, Speed Action Limited became the majority shareholder of the Company holding approximately 90% of the Company's common stock.

Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Plan of Operation of this Quarterly Report on Form 10-QSB include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results of the Company (sometimes referred to as "we", "us" or the "Company"), performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, general merger and acquisition activity in the marketplace, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue", "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. (See the Company's Form 10SB for a description of certain of the known risks and uncertainties of the Company.)

RESULTS OF OPERATION FOR THE QUARTER ENDED MARCH
31, 2003 COMPARED TO QUARTER ENDED MARCH 31, 2002.

The Company had no revenues or operations for the three month period in 2003 or 2002. The Company incurred $91 in miscellaneous expenses in the period in 2003 and no expenses in the period in 2002. The net loss for the three month period was ($91) in 2003 and $0 in 2002. Loss per share was nominal in 2002 and none in 2002 for the period.

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

ITEM 3. CONTROLS AND PROCEDURES.

The Company has disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) to ensure that material information contained in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely and accurate basis. Based on such evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective at ensuring that material information is recorded, processed, summarized and reported on a timely and accurate basis in the Company's filings with the Securities and Exchange Commission. Since such evaluation there have not been any significant changes in the Company's internal controls, or in other factors that could significantly affect these controls

                           PART II - OTHER INFORMATION

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS- NONE

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS-NONE

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES- NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS- NONE

ITEM 5 - OTHER INFORMATION- NONE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits      Exhibit No.       Description
    --------     -----------        -----------
                 Exhibit 99.1       CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                    AND CHIEF FINANCIAL OFFICER

(b) Reports on Form 8-K No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     HOUSTON OPERATING COMPANY
                                     Date: May 19, 2003

                                     By /s/ Low Chin Sin
                                     --------------------------------------
                                     President and Chief Financial Officer
                                     (PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER)

                                 CERTIFICATIONS

I,Low Chin Sin, President and Chief Financial Officer of Houston Operating Company certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Houston Operating Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

    c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 19, 2003                        /s/Low Chin Sin
                                         -----------------------------
                                        Low Chin Sin, President
                                         and Chief Financial Officer