Form 10QSB
period 2003-06-30
HOUSTON OPERATING CO
filed 2003-08-14
CIK 1083220

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For Quarter Ended                                 Commission File Number
-----------------                                 ----------------------
June 30, 2003                                            000-31553

                            HOUSTON OPERATING COMPANY
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                       76-0307819
--------------------------------                      -------------------
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

                7,795,172 common shares as of August 12, 2003

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


                          HOUSTON OPERATING COMPANY, INC.
                                   BALANCE SHEETS
                                    (Unaudited)

                                                          June 30,     December 31,
                                                            2003           2002
                                                       -------------   -------------
ASSETS:
CURRENT ASSETS:
  Cash                                                 $        149    $        313
  Prepaid expenses                                            4,899
                                                       -------------   -------------
     Total Current Assets                                     5,048             313
                                                       -------------   -------------

TOTAL ASSETS                                           $      5,048             313
                                                       =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                $         --    $     13,402
  Advances from shareholders'                                17,861           5,896
                                                       -------------   -------------
    Total Current Liabilities                                17,861          19,298
                                                       -------------   -------------


STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value; 50,000,000
    shares authorized; 7,795,171 shares issued
     and outstanding, respectively                            7,795           7,795
  Additional paid-in capital                                 38,350          38,350
  Retained deficit                                          (58,958)        (65,130)
                                                       -------------   -------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                        (12,813)        (18,985)
                                                       -------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)   $      5,048    $        313
                                                       =============   =============


                          See accountant's review report.

                                         3


                                 HOUSTON OPERATING COMPANY, INC.
                                     STATEMENTS OF OPERATIONS
                                           (Unaudited)


                                            Three Months Ended            Six Months Ended
                                                 June 30,                     June 30,
                                       ---------------------------   ---------------------------
                                           2003           2002           2003           2002
                                       ------------   ------------   ------------   ------------

REVENUES:                              $        --    $        --    $        --    $        --


OPERATING EXPENSES:
  Sales and marketing                           --             --             --             --
  General and administrative                13,035             --         13,126             --
                                       ------------   ------------   ------------   ------------
Total Operating Expenses                    13,035             --         13,126             --
                                       ------------   ------------   ------------   ------------

Net Loss from Operations                   (13,035)            --        (13,126)            --
                                       ------------   ------------   ------------   ------------

Other Income and expenses:
  Interest income                               --             --             --             --
  Interest expense                              --             --             --             --
  Other                                     19,298             --         19,298             --
                                       ------------   ------------   ------------   ------------
                                            19,298             --         19,298             --
                                       ------------   ------------   ------------   ------------

NET LOSS                               $     6,263    $        --    $     6,172    $        --
                                       ============   ============   ============   ============

Weighted average number of
  shares outstanding                     7,795,171      7,795,171      7,795,171      7,795,171
                                       ============   ============   ============   ============

Basic and diluted net loss per share   $        --    $        --    $        --    $        --
                                       ============   ============   ============   ============


                                 See accountant's review report.

                                                4

                                        HOUSTON OPERATING COMPANY, INC.
                                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                  (Unaudited)


                                                        Common Stock       Additional
                                                   ----------------------   Paid-In    Accumulated
                                                     Shares      Amount     Capital     Deficit        Totals
                                                   ----------  ----------  ----------  ----------   ----------
Balance -  December 31, 1997                       2,795,171   $   2,795   $  28,820   $ (38,874)   $  (7,259)

Net loss for period                                       --          --          --      (1,725)      (1,725)
                                                   ----------  ----------  ----------  ----------   ----------
Balance - December 31, 1998                        2,795,171       2,795      28,820     (40,599)      (8,984)
                                                   ----------  ----------  ----------  ----------   ----------

Conversion of loan payable to additional paid-in
 capital                                                  --          --       9,530          --        9,530
Net loss for year                                         --          --          --      (1,000)      (1,000)
                                                   ----------  ----------  ----------  ----------   ----------
Balance - December 31, 1999                        2,795,171       2,795      38,350     (41,599)        (454)
                                                   ----------  ----------  ----------  ----------   ----------

Stock issuance for cash                            1,000,000       1,000          --          --        1,000
Stock issuance for services                        4,000,000       4,000          --          --        4,000
Net loss for year                                         --          --          --      (7,254)      (7,254)
                                                   ----------  ----------  ----------  ----------   ----------
Balance - December 31, 2000                        7,795,171       7,795      38,350     (48,853)      (2,708)
                                                   ----------  ----------  ----------  ----------   ----------

Net loss for year                                         --          --          --      (7,051)      (7,051)
                                                   ----------  ----------  ----------  ----------   ----------
Balance - December 31, 2001                        7,795,171       7,795      38,350     (55,904)      (9,759)
                                                   ----------  ----------  ----------  ----------   ----------

Net loss for year                                         --          --          --      (9,226)      (9,226)
                                                   ----------  ----------  ----------  ----------   ----------
Balance - December 31, 2002                        7,795,171       7,795      38,350     (65,130)     (18,985)
                                                   ----------  ----------  ----------  ----------   ----------

Net loss for period                                       --          --          --       6,172        6,172
                                                   ----------  ----------  ----------  ----------   ----------
Balance - June 30, 2003                            7,795,171   $   7,795   $  38,350   $ (58,958)   $ (12,813)
                                                   ----------  ----------  ----------  ----------   ----------


                                        See accountant's review report.

                                                       5

                         HOUSTON OPERATING COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                             Six Months Ended
                                                                  June 30,
                                                          ----------------------
                                                            2003         2002
                                                          ---------    ---------

Cash Flows From Operating Activities:
  Net (Loss)                                              $  6,172     $     --
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Forgiveness of debt                                     (19,298)          --
   Changes in assets and liabilities:
     Increase in prepaid expenses                           (4,899)          --
                                                          ---------    ---------
                                                           (24,197)          --
                                                          ---------    ---------
Net Cash Used in Operating Activities                      (18,025)          --
                                                          ---------    ---------

Cash Flow From Financing Activities:
  Advances from shareholders                                17,861           --
  Issuance of common stock                                      --           --
                                                          ---------    ---------
  Net Cash Provided By Financing Activities                 17,861           --
                                                          ---------    ---------

Increase (Decrease) in Cash                                   (164)          --

Cash and Cash Equivalents - Beginning of period                313          429
                                                          ---------    ---------

Cash and Cash Equivalents - End of period                 $    149     $    429
                                                          =========    =========



Supplemental Cash Flow Information:
  Interest paid                                           $     --     $     --
                                                          =========    =========
  Taxes paid                                              $     --     $     --
                                                          =========    =========


                         See accountant's review report.

                         HOUSTON OPERATING COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 1.  Presentation of Interim Information

In the opinion of the management of Houston Operating Company, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2003, and the results of operations for the six months ended June 30, 2003 and cash flows for the six months ended June 30, 2003. Interim results are not necessarily indicative of results for a full year.

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

RESULTS OF OPERATION FOR THE QUARTER ENDED JUNE
30, 2003 COMPARED TO QUARTER ENDED JUNE 30, 2002.

The Company had no revenues or operations for the six month period in 2003 or 2002. The Company incurred $13,126 in miscellaneous expenses in the period in 2003 and no expenses in the period in 2002. The net loss for the six month period was ($13,126) in 2003 and $0 in 2002. Loss per share was nominal in 2002 and none in 2002 for the period.

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

(b)      No Reports were filed during the quarter ended June 30, 2003.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     HOUSTON OPERATING COMPANY
                                     Date: August 12, 2003

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

Date:August 12, 2003                        /s/Low Chin Sin
                                         -----------------------------
                                         Low Chin Sin, President
                                         and Chief Financial Officer