Form 10QSB
period 2003-09-30
HOUSTON OPERATING CO
filed 2003-11-24
CIK 1083220

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For Quarter Ended                                 Commission File Number
-----------------                                 ----------------------
September 30, 2003                                            000-31553

                            HOUSTON OPERATING COMPANY
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                       76-0307819
--------------------------------                      -------------------
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

                7,795,172 common shares as of November 14, 2003

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


                          HOUSTON OPERATING COMPANY, INC.
                                   BALANCE SHEETS
                                    (Unaudited)

                                                       September 30,    December 31,
                                                            2003           2002
                                                       -------------   -------------
ASSETS:
CURRENT ASSETS:
  Cash                                                 $        149    $        313
  Prepaid expenses                                            4,024
                                                       -------------   -------------
     Total Current Assets                                     4,173             313
                                                       -------------   -------------

TOTAL ASSETS                                           $      4,173             313
                                                       =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                $        245    $     13,402
  Amounts due to directors                                    2,600              --
  Advances from shareholders'                                19,365           5,896
                                                       -------------   -------------
    Total Current Liabilities                                22,210          19,298
                                                       -------------   -------------


STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value; 50,000,000
    shares authorized; 7,795,171 shares issued
     and outstanding, respectively                            7,795           7,795
  Additional paid-in capital                                 38,350          38,350
  Retained deficit                                          (64,182)        (65,130)
                                                       -------------   -------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                        (18,037)        (18,985)
                                                       -------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)   $      4,173    $        313
                                                       =============   =============


                          See accountant's review report.

                                         3


                                 HOUSTON OPERATING COMPANY, INC.
                                     STATEMENTS OF OPERATIONS
                                           (Unaudited)


                                            Three Months Ended            Nine Months Ended
                                               September 30,                September 30,
                                       ---------------------------   ---------------------------
                                           2003           2002           2003           2002
                                       ------------   ------------   ------------   ------------

REVENUES:                              $        --    $        --    $        --    $        --


OPERATING EXPENSES:
  Sales and marketing                           --             --             --             --
  General and administrative                 5,224             --         18,350             --
                                       ------------   ------------   ------------   ------------
Total Operating Expenses                     5,224             --         18,350             --
                                       ------------   ------------   ------------   ------------

Net Loss from Operations                    (5,224)            --        (18,350)            --
                                       ------------   ------------   ------------   ------------

Other Income and expenses:
  Interest income                               --             --             --             --
  Interest expense                              --             --             --             --
  Other                                          0             --         19,298             --
                                       ------------   ------------   ------------   ------------
                                                 0             --         19,298             --
                                       ------------   ------------   ------------   ------------

NET PROFIT/(LOSS)                      $    (5,224)   $        --    $       948    $        --
                                       ============   ============   ============   ============

Weighted average number of
  shares outstanding                     7,795,171      7,795,171      7,795,171      7,795,171
                                       ============   ============   ============   ============

Basic and diluted net loss per share   $        --    $        --    $        --    $        --
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

                                                4


                                        HOUSTON OPERATING COMPANY, INC.
                                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                  (Unaudited)


                                                        Common Stock       Additional
                                                   ----------------------   Paid-In    Accumulated
                                                     Shares      Amount     Capital     Deficit        Totals
                                                   ----------  ----------  ----------  ----------   ----------
Balance -  December 31, 1997                       2,795,171   $   2,795   $  28,820   $ (38,874)   $  (7,259)

Net loss for period                                       --          --          --      (1,725)      (1,725)
                                                   ----------  ----------  ----------  ----------   ----------
Balance - December 31, 1998                        2,795,171       2,795      28,820     (40,599)      (8,984)
                                                   ----------  ----------  ----------  ----------   ----------

Conversion of loan payable to additional paid-in
 capital                                                  --          --       9,530          --        9,530
Net loss for year                                         --          --          --      (1,000)      (1,000)
                                                   ----------  ----------  ----------  ----------   ----------
Balance - December 31, 1999                        2,795,171       2,795      38,350     (41,599)        (454)
                                                   ----------  ----------  ----------  ----------   ----------

Stock issuance for cash                            1,000,000       1,000          --          --        1,000
Stock issuance for services                        4,000,000       4,000          --          --        4,000
Net loss for year                                         --          --          --      (7,254)      (7,254)
                                                   ----------  ----------  ----------  ----------   ----------
Balance - December 31, 2000                        7,795,171       7,795      38,350     (48,853)      (2,708)
                                                   ----------  ----------  ----------  ----------   ----------

Net loss for year                                         --          --          --      (7,051)      (7,051)
                                                   ----------  ----------  ----------  ----------   ----------
Balance - December 31, 2001                        7,795,171       7,795      38,350     (55,904)      (9,759)
                                                   ----------  ----------  ----------  ----------   ----------

Net loss for year                                         --          --          --      (9,226)      (9,226)
                                                   ----------  ----------  ----------  ----------   ----------
Balance - December 31, 2002                        7,795,171       7,795      38,350     (65,130)     (18,985)
                                                   ----------  ----------  ----------  ----------   ----------

Net profit for period                                      --          --          --         948          948
                                                   ----------  ----------  ----------  ----------   ----------
Balance - September 30, 2003                        7,795,171   $   7,795   $  38,350   $ (64,182)   $ (18,037)
                                                   ----------  ----------  ----------  ----------   ----------


                                        See accountant's review report.

                                                       5

                         HOUSTON OPERATING COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                             Nine Months Ended
                                                                September 30,
                                                          ----------------------
                                                            2003         2002
                                                          ---------    ---------

Cash Flows From Operating Activities:
  Net (Loss)/Profit                                       $    948     $     --
                                                          ---------    ---------
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Forgiveness of debt                                     (19,298)          --
   Changes in assets and liabilities:
     Increase in prepaid expenses                           (4,024)          --
     Increase in accounts payable                            2,845           --
                                                          ---------    ---------
                                                           (20,477)          --
                                                          ---------    ---------

Net Cash Used in Operating Activities                      (19,529)          --
                                                          ---------    ---------

Cash Flow From Financing Activities:
  Advances from shareholders                                19,365           --
  Issuance of common stock                                      --           --
                                                          ---------    ---------
  Net Cash Provided By Financing Activities                 19,365           --
                                                          ---------    ---------

Increase (Decrease) in Cash                                   (164)          --

Cash and Cash Equivalents - Beginning of period                313          429
                                                          ---------    ---------

Cash and Cash Equivalents - End of period                 $    149     $    429
                                                          =========    =========



Supplemental Cash Flow Information:
  Interest paid                                           $     --     $     --
                                                          =========    =========
  Taxes paid                                              $     --     $     --
                                                          =========    =========


                         See accountant's review report.

                         HOUSTON OPERATING COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 1.  Presentation of Interim Information

In the opinion of the management of Houston Operating Company, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2003, and the results of operations for the nine months ended September 30, 2003 and cash flows for the nine months ended September 30, 2003. Interim results are not necessarily indicative of results for a full year.

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

RESULTS OF OPERATION FOR THE QUARTER ENDED SEPTEMBER 30, 2003 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2002.

The Company had no revenues or operations for the nine month period in 2003 or 2002. The Company incurred $18,350 in miscellaneous expenses in the period in 2003 and no expenses in the period in 2002. The net profit for the nine month period was $948 in 2003 and $0 in 2002. Loss per share was nominal in 2003 and none in 2002 for the period.

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

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS-NONE

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES- NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS- NONE

ITEM 5 - OTHER INFORMATION- NONE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits      Exhibit No.       Description
    --------     -----------        -----------

    Exhibit 31 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

    Exhibit 32 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

(b)      No Reports were filed during the quarter ended September 30, 2003.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     HOUSTON OPERATING COMPANY
                                     Date: November 19, 2003

                                     By /s/ Low Chin Sin
                                     --------------------------------------
                                     President and Chief Financial Officer
                                     (PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER)