Form 10KSB
period 2003-12-31
HOUSTON OPERATING CO
filed 2004-04-14
CIK 1083220

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

610 Newport Center Dr., Suite 1400, Newport Beach, CA 92660
-----------------------------------------------------------
(Address of principal executive offices)

Issuer's telephone number:             (949) 760-6832
                                      -----------------

       Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: Common Stock,
                                  $0.001 par value
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]
--------------------------------------------------------------------------------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year: $0 ---

As of December 31, 2003, 765,172 shares of the Company's Common Stock, were held by non-affiliates. There is a limited trading market for the Company's Common Stock, and the market value of the non affiliate owned shares was $153,034 based on a bid price as of April, 2004 of $.20 per share The number of shares of Common Stock of the registrant outstanding as of December 31, 2003, were 7,795,172

                                TABLE OF CONTENTS

PART I                                                                     PAGE

     Item 1.   Description of Business                                         3
     Item 2.   Description of Property                                        16
     Item 3.   Legal Proceedings                                              17
     Item 4.   Submission of Matters to a Vote of Security Holders            17

PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters       17
     Item 6.   Management's Discussion and Analysis or Plan of Operation      18
     Item 7.   Financial Statements                                           19
     Item 8. Changes in and Disagreements With Accountants on Accounting 19 and Financial Disclosure
     Item 8A.  Controls and Procedures                                        19

PART III

     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act              20
     Item 10.  Executive Compensation                                         24
     Item 11.  Security Ownership of Certain Beneficial Owners and Management 24
     Item 12.  Certain Relationships and Related Transactions                 25
     Item 13.  Exhibits and Reports on Form 8-K                               26
     Item 14.  Principal Fees and Services                                    26

SIGNATURES                                                                    27

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL
-------

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

As of April 28, 2003, J.R. Nelson, a majority shareholder, officer and director of the Company sold 7,030,000 shares of common stock of the Company to Speed Action Limited, a British Virgin Islands corporation pursuant to the Share Purchase Agreement, dated as of April 25, 2003, by and among J.R. Nelson, the Company and Speed Action Limited (the "Closing"). There are 7,795,172 shares of the Company's common stock issued and outstanding as of the date hereof. As a result of the stock sale, Speed Action Limited became the majority shareholder of the Company holding approximately 90% of the Company's common stock.

Upon the Closing J.R. Nelson resigned as the President of the Company and Chin Sin Low has been appointed as a director and President and Chief Financial Officer of the Company. Florence Mei Fong Choong has been appointed as a director and Secretary of the Company effective 10 days after compliance with
Section 14f of the Securities Exchange Act of 1934, upon resignation of Mr. Nelson as the director of the Company.

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

The Company does not foresee that it would enter into a merger or acquisition transaction with any business with which its officers or directors are currently affiliated. Should the Company determine in the future, contrary to foregoing expectations, that a transaction with an affiliate would be in the best interests of the Company and its stockholders, the Company is in general permitted by Delaware law to enter into such a transaction if certain requirements are met under the Delaware law.

INVESTIGATION AND SELECTION OF BUSINESS OPPORTUNITIES
-----------------------------------------------------

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

FORM OF ACQUISITION
-------------------

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

INVESTMENT COMPANY ACT AND OTHER REGULATION
-------------------------------------------

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

COMPETITION
-----------

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

NO RIGHTS OF DISSENTING SHAREHOLDERS
------------------------------------

The Company does not intend to provide Company shareholders with complete disclosure documentation including audited financial statements, concerning a possible target company prior to acquisition, because Colorado Business Corporation Act vests authority in the Board of Directors to decide and approve matters involving acquisitions within certain restrictions. Any transaction would be structured as an acquisition, not a merger, with the Registrant being the parent company and the acquiree being merged into a wholly owned subsidiary. Therefore, a shareholder will have no right of dissent under Delaware law.

NO TARGET CANDIDATES FOR ACQUISITION
------------------------------------

None of the Company's Officers, Directors, promoters, affiliates, or associates have had any preliminary contact or discussion with any specific candidate for acquisition. There are no present plans, proposals, arrangements, or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition transaction.

EMPLOYEES
---------

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

RISK FACTORS
------------

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

ITEM 2 - DESCRIPTION OF PROPERTY.

The Company has no property. The Company currently maintains a mailing address at 610 Newport Center Dr., Suite 1400, Newport Beach, California 92660 which is the office address of its legal counsel.

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

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Registrant's common stock is traded in the over-the- counter market under the symbol HOOC (OTC Bulletin Board Symbol) effective in 2001. The table below sets forth the high and low bid prices of the Registrant's common stock for the periods indicated. Such prices are inter-dealer prices, without mark-up, mark-down or commissions and do not necessarily represent actual sales. Year Ended December 31, 2003:

                                                   High Bid      Low Bid
                                                   --------      -------
         1st quarter                               .35           .35
         2nd quarter                               .35           .35
         3rd quarter                               .30           .25
         4th quarter                               .20           .20


Year Ended December 31, 2002
                                                   High Bid      Low Bid
                                                   --------      -------
          1st quarter                              .51            .51
          2nd quarter                              .51            .51
          3rd quarter                              .40            .35
          4th quarter                              .35            .35

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions and are based on average high and low prices for each quarter as provided by Commodity Systems, Inc.

The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS OR PLAN OF
         OPERATIONS.

RESULTS OF OPERATIONS YEAR ENDED DECEMBER 31, 2003 COMPARED TO 2002
-------------------------------------------------------------------

The Company had no revenues in 2003 or 2002. The Company had no operating business in the year. The Company incurred $24,827 in general and administration expenses in 2003 as compared to $9,226 in expenses in 2002.

The net loss in 2003 was ($6,313) as compared to ($9,226) in 2002. The losses in 2003 and 2002 were as a result of miscellaneous expenses. The net loss per share each year was less than ($.01) per share. The expenses was attributable to general and administrative expenses including accounting transfer agent, and Edgar Filing costs.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company remains in an inactive stage and, since inception, has experienced significant liquidity problems and has no capital resources or stockholder's equity. The Company has $139 current assets in the form of cash and total assets of $4,048 but has current liabilities totaling $29,346.

The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will impair the consummation of a business combination or whether it will incur further operating losses through any business entity which the Company may eventually acquire.

During the period from August 31, 1989 (inception) through December 31, 2003 the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Act of 1933, as amended. An attempt was made to merge with 35 Caroline Corp. in 1999, which was rescinded. No revenues were received by the Company during this period. The Company has incurred losses since inception and no revenues. The net cumulative loss is from inception to year ended December 31, 2003. Such losses will continue unless revenues and business can be acquired by the Company. There is no assurance that revenues or profitability will ever be achieved by the Company.

NEED FOR ADDITIONAL FINANCING
-----------------------------

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

ITEM 7 - FINANCIAL STATEMENTS

         See the Financial Statements and related Independent Auditors' Report included herewith as pages F-1 through F-7.

                         HOUSTON OPERATING COMPANY, INC.

                              Financial Statements
                     Years Ended December 31, 2003 and 2002

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Houston Operating Company, Inc.

We have audited the accompanying balance sheets of Houston Operating Company, Inc. as of December 31, 2003 and 2002, and the related statement of operations, cash flows, and changes in stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Houston Operating Company, Inc. at December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael Johnson & Co., LLC

Denver, Colorado
March 18, 2004

                        HOUSTON OPERATING COMPANY, INC.
                                 BALANCE SHEETS
                           DECEMBE 31, 2003 AND 2002

                                                           2003           2002
                                                         ---------     ---------
ASSETS:
CURRENT ASSETS:
  Cash                                                   $    149      $    313
  Prepaid expenses                                          3,899            --
                                                         ---------     ---------
     Total Current Assets                                   4,048           313
                                                         ---------     ---------

TOTAL ASSETS                                             $  4,048      $    313
                                                         =========     =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                  $  9,733      $ 13,402
  Advances from shareholders'                              19,613         5,896
                                                         ---------     ---------
    Total Current Liabilities                              29,346        19,298
                                                         ---------     ---------

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value; 50,000,000
    shares authorized; 7,795,171 shares issued
     and outstanding, respectively                          7,795         7,795
  Additional paid-in capital                               38,350        38,350
  Retained deficit                                        (71,443)      (65,130)
                                                         ---------     ---------

TOTAL STOCKHOLDERS' DEFICIT                               (25,298)      (18,985)
                                                         ---------     ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $  4,048      $    313
                                                         =========     =========

   The accompanying notes are an integral part of these financial statements.

                        HOUSTON OPERATING COMPANY, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                       2003             2002
                                                   ------------     ------------

REVENUES:                                          $        --      $        --

OPERATING EXPENSES:
  General and administrative                            24,827            9,226
                                                   ------------     ------------
Total Operating Expenses                                24,827            9,226
                                                   ------------     ------------

Net Loss from Operations                               (24,827)          (9,226)
                                                   ------------     ------------

Other Income and expenses:
  Interest expense                                        (784)              --
  Other income                                          19,298               --
                                                   ------------     ------------
                                                        18,514               --
                                                   ------------     ------------

NET LOSS                                           $    (6,313)     $    (9,226)
                                                   ============     ============

Weighted average number of
  shares outstanding                                 7,795,171        7,795,171
                                                   ============     ============

Basic and diluted net loss per share               $    (0.001)     $    (0.001)
                                                   ============     ============

   The accompanying notes are an integral part of these financial statements.

                        HOUSTON OPERATING COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                           2003           2002
                                                         ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss)                                             $ (6,313)     $ (9,226)
  Debt forgiveness                                        (19,298)           --
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Changes in assets and liabilities:
     Increase in prepaid expenses                          (3,899)           --
     Increase in accounts payables                          9,733         7,110
                                                         ---------     ---------
                                                            5,834         7,110
                                                         ---------     ---------
Net Cash Used in Operating Activities                     (19,777)       (2,116)
                                                         ---------     ---------

CASH FLOW FROM FINANCING ACTIVITIES:
   Sale of stock                                               --            --
   Advances from shareholders                              19,613         2,000
                                                         ---------     ---------
Net Cash Provided By Financing Activities                  19,613         2,000
                                                         ---------     ---------

Increase (Decrease) in Cash                                  (164)         (116)

Cash and Cash Equivalents - Beginning of period               313           429
                                                         ---------     ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                $    149      $    313
                                                         =========     =========

Supplemental Cash Flow Information:
 Cash paid during period for:
  Interest paid                                          $     --      $     --
                                                         =========     =========
  Taxes paid                                             $     --      $     --
                                                         =========     =========

   The accompanying notes are an integral part of these financial statements.


                                    HOUSTON OPERATING COMPANY, INC.
                             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                Common Stock       Additional
                                           ----------------------   Paid-In   Accumulated
                                             Shares      Amount     Capital      Deficit      Totals
                                           ----------  ----------  ----------  ----------   ----------

Balance -  December 31, 1997               2,795,171   $   2,795   $  28,820   $ (38,874)   $  (7,259)

Net loss for period                               --          --          --      (1,725)      (1,725)
                                           ----------  ----------  ----------  ----------   ----------
Balance - December 31, 1998                2,795,171       2,795      28,820     (40,599)      (8,984)
                                           ----------  ----------  ----------  ----------   ----------

Conversion of loan payable to additional
  paid-in capital                                 --          --       9,530          --        9,530
Net loss for year                                 --          --          --      (1,000)      (1,000)
                                           ----------  ----------  ----------  ----------   ----------
Balance - December 31, 1999                2,795,171       2,795      38,350     (41,599)        (454)
                                           ----------  ----------  ----------  ----------   ----------

Stock issuance for cash                    1,000,000       1,000          --          --        1,000
Stock issued for services                  4,000,000       4,000          --          --        4,000
Net loss for year                                 --          --          --      (7,254)      (7,254)
                                           ----------  ----------  ----------  ----------   ----------
Balance - December 31, 2000                7,795,171       7,795      38,350     (48,853)      (2,708)
                                           ----------  ----------  ----------  ----------   ----------

Net loss for year                                 --          --          --      (7,051)      (7,051)
                                           ----------  ----------  ----------  ----------   ----------
Balance - December 31, 2001                7,795,171       7,795      38,350     (55,904)      (9,759)
                                           ----------  ----------  ----------  ----------   ----------

Net loss for year                                 --          --          --      (9,226)      (9,226)
                                           ----------  ----------  ----------  ----------   ----------
Balance - December 31, 2002                7,795,171       7,795      38,350     (65,130)     (18,985)
                                           ----------  ----------  ----------  ----------   ----------

Net loss for year                                 --          --          --      (6,313)      (6,313)
                                           ----------  ----------  ----------  ----------   ----------
Balance - December 31, 2003                7,795,171   $   7,795   $  38,350   $ (71,443)   $ (25,298)
                                           ==========  ==========  ==========  ==========   ==========

              The accompanying notes are an integral part of these financial statements.

                                                 F-4

                         HOUSTON OPERATING COMPANY, INC.
                          Notes To Financial Statements
                                December 31, 2003

NOTE 1 - GENERAL
         -------

         NATURE OF OPERATIONS

         Houston Operating Company, Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 31, 1989. The Company was formed to act as successor to a debtor under a plan of reorganization dated April 21, 1990. Under the terms of the plan, the Company issued approximately 2.8 million shares of common stock.

         GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company's current liabilities exceed current assets by $25,298, and the Company has suffered recurring losses of $71,443 at December 31, 2003.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         BASIS OF ACCOUNTING

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

         ESTIMATES

         The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

         OTHER COMPREHENSIVE INCOME

         The Company has no material components of other comprehensive income
         (loss) and accordingly, net loss is equal to comprehensive loss in all periods.
                                       F-6

                         HOUSTON OPERATING COMPANY, INC.
                          Notes To Financial Statements
                                December 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)
         -------------------------------------------------------

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

NOTE 3 - CAPITAL STOCK TRANSACTIONS:
         ---------------------------

         CHANGE OF CONTROL OF REGISTRANT

         In April 2003, J.R. Nelson, a majority shareholder, officer and director of Houston Operating Company, a Delaware corporation sold 7,030,000 share of common stock of the company to Speed Action Limited, a British Virgin Islands corporation pursuant to the Share Purchase Agreement, dated as of April 25, 2003. There are 7,795,172 shares of the Registrant's common stock issued and outstanding as of the date hereof. As a result of the stock sale, Speed Action Limited become the majority shareholder of the Registrant holding approximately 90% of the Registrant's common stock.

NOTE 4 - INCOME TAXES
         ------------

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

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

         Deferred tax assets
            Net operating loss carryforwards                          $  71,443
            Valuation allowance for deferred tax assets                 (71,443)
                                                                      ----------
         Net deferred tax assets                                      $      --
                                                                      ==========

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2003, the Company had net operating loss carryforwards of approximately $71,443 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2007. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

NOTE 5 - FINANCIAL ACCOUNTING DEVELOPMENTS
         ---------------------------------

         Recently Issued Accounting Pronouncements

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" and interpretation of ARB (Accounting Research Bulletin) No. 51. The interpretation addresses consolidation and disclosure issues associated with variable interest entities. In October 2003, the effective date of FIN 46 for variable interest entities in existence prior to February 1, 2003, was delayed to December 31, 2003. In December 2003, the FASB issued a revised version of FIN 46, which effectively delayed implementation until March 2004, with earlier adoption permitted. SFAS did not materially effect the financial statements.

         In March 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS is effective for contracts entered into or modified after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 did not materially effect the financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes new standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within the scope of this statement as a liability because the financial instrument embodies an obligation of the issuer. This statement applies to certain forms of mandatorily redeemable financial instruments including certain types of preferred stock, written put options and forward contracts. SFAS did not materially effect the financial statement.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

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

ITEM 8A. CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) FOR THE EXCHANGE ACT

The directors and executive officers currently serving the Company are as follows:

Name                     Age                   Position Held              Tenure
--------------------------------------------------------------------------------
Chin Sin Low             42                    President, CFO
                                               and Director               Annual

Florence Mei Fong CHOONG 36                    Secretary and Director     Annual

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

BIOGRAPHICAL INFORMATION
------------------------

Mr. Chin Sin LOW, 42, is the founder and managing director of Thico Limited. Thico Limited is the exclusive distributor of a Japan health product called Sun Chlorella in Hong Kong since 1989. Prior to founding Thico Limited, he held various senior positions with several health food related private companies. Mr. Low received his Bachelor of Commerce degree from the University of Windsor, Canada in 1984.

Florence Mei Fong CHOONG, age 36, graduated from the New York City Technical College with a Professional A.A.S. Degree in Advertising in 1989. Ms. Choong has been performing art designs of all kinds of apparels as well as product sourcing in the past 5 years. She is also well experienced in managing trading business in connection with apparels.

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

The Company has not adopted yet its code of ethics but plans to do so at its next meeting of the Board of Directors.

INDEMNIFICATION OF OFFICERS AND DIRECTORS
-----------------------------------------

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

EXCLUSION OF LIABILITY
----------------------

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

CONFLICTS OF INTEREST
---------------------

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-------------------------------------------------

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

ITEM 10 - EXECUTIVE COMPENSATION.

                    SUMMARY COMPENSATION TABLE OF EXECUTIVES
                    ----------------------------------------

                           ANNUAL COMPENSATION AWARDS

Name and Principal Year Salary Bonus Other Annual Restricted Securities

Position                   ($)     ($)    Compensation Stock Award(s) Underlying
                                          ($)                          Options/
                                                                        SARs (#)
--------------------------------------------------------------------------------
                     2003      0     0         0           0              0
J.R. Nelson,         2002      0     0         0           0              0
former President,    2001      0     0         0           0              0
Director (1)

Chin Sin Low         2003      0     0         0           0              0
President, CFO
Director

================================================================================

(1) Resigned in 2003 as President and Director

                             Directors' Compensation
                             -----------------------

Name                  Annual     Meeting  Consulting    Number     Number of
                      Retainer   Fees     Fees/Other    of         Securities
                      Fee ($)    ($)      Fees ($)      Shares     Underlying
                                                        (#)        Options
                                                                   SARs(#)
--------------------------------------------------------------------------------
Chin Sin Low
Director                0          0         0           0             0

F. Mei Fong Choong
Director                0          0         0           0             0

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

                                               AMOUNT OF
NAME AND                                       BENEFICIAL          PERCENT OF
ADDRESS                                       OWNERSHIP (1)        CLASS (1)
-------                                       -------------        ---------

Chin Sin Low (1)                              7,030,000 (2)         90.09%
President, CFO and Director

Florence Mei Fong Choong (1)                          0                 *
Nominee Director and Secretary

All Directors and Officers
as a Group (2 persons)                        7,030,000            90.09%
_______________________________

*       Less than 1%

As used in this table, "beneficial ownership"is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the shares shown. Except as indicated by footnote and subject to community property laws where applicable, to the Company's knowledge the stockholders named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(1) C/o Houston Operating Company address: 610 Newport Center Dr., Suite 1400, Newport Beach, CA 92660

(2) Based on 7,795,172 shares of common stock of the Registrant held indirectly by Mr, Low. Mr. Low is a beneficial owner of Speed Action Limited, a BVI corporation and a direct beneficial owner of the shares.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As of April 28, 2003, J.R. Nelson, a majority shareholder, officer and director of Houston Operating Company, a Delaware corporation (the "Company") sold 7,030,000 shares of common stock of the Company to Speed Action Limited, a British Virgin Islands corporation pursuant to the Share Purchase Agreement, dated as of April 25, 2003, by and among J.R. Nelson, the Company and Speed Action Limited (the "Closing"). There are 7,795,172 shares of the Company's common stock issued and outstanding as of the date hereof. As a result of the stock sale, Speed Action Limited became the majority shareholder of the Company holding approximately 90% of the Company's common stock.

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

(b) Reports on Form 8-K

None.

INCORPORATED BY REFERENCE TO FORM 10SB FILE #000-31553
2.1 Share Exchange Agreement*
3.1 Articles of Incorporation *

3.2 Bylaws *

10.2 Disclosure Statement of Cambridge Oil Company, Debtor in Possession, and Normandy Oil and Gas Company, Inc. and its wholly owned subsidiary, Houston Operating Company, Successor to the Debtor Under the Plan *

10.3 Order Confirming Debtor's Plan of Reorganization *

 *PREVIOUSLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

ITEM 14.  PRINCIPAL FEES AND SERVICES.

Set forth below are fees paid to the Company's independent accountants for the past two years for the professional services performed for the Company.

Audit Fees: We agreed to pay Michael Johnson & Company a total of $3,000 for professional services rendered in connection with performance of our independent audit for the year ending December 31, 2002 and $3,000 for professional services rendered in connection with performance of our independent audit for the year ending December 31, 2003.

Audit Related Fees: None

Tax Fees: None

All Other Fees: We agreed to pay Michael Johnson & Company a total of $750 for professional services rendered in connection with the review of the Form 10-KSB for the year ending December 31, 2002 and the reviews of the March 31, 2002,June 30, 2002 and September 30, 2002, Forms 10-QSB. We agreed to pay Michael Johnson & Company a total of $1,500 for professional services rendered in connection with the review of the Form 10-KSB for the year ending December 31, 2003 and the reviews of the March 31, 2003,June 30, 2003 and September 30, 2003, Forms 10-QSB.

                                   SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            HOUSTON OPERATING COMPANY

DATE:   APRIL 14, 2004               By /s/ Low Chin Sin
                                     --------------------------------------
                                     President and Chief Financial Officer
                                     (PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE: APRIL 14, 2004                  By /s/ Low Chin Sin
                                      ----------------------------------------
                                       LOW CHIN SIN, PRESIDENT AND DIRECTOR

DATE: APRIL 14, 2004                  By /s/ Florence Mei Fong Choong
                                      ----------------------------------------
                                       FLORENCE MEI FONG CHOONG, DIRECTOR