Form 10KSB/A
period 2003-12-31
HOUSTON OPERATING CO
filed 2004-04-15
CIK 1083220

                                   FORM 10-KSB/A

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

                1934 For the fiscal year ended: December 31, 2003

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