Form 10QSB
period 2004-03-31
HOUSTON OPERATING CO
filed 2004-05-27
CIK 1083220

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For Quarter Ended                                 Commission File Number
-----------------                                 ----------------------
March 31, 2004                                            000-31553

                            HOUSTON OPERATING COMPANY
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                       76-0307819
--------------------------------                      -------------------
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

                7,795,172 common shares as of March 31, 2004

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

                         HOUSTON OPERATING COMPANY, INC.

                              Financial Statements
                    For the Three Months Ended March 31, 2004

                                   (Unaudited)

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Houston Operating Company, Inc.


We have reviewed the accompanying balance sheet of Houston Operating Company, Inc. as of March 31, 2004 and the related statements of operations and cash flows for the three months ended March 31, 2004 and 2003, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2004. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 18, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Michael Johnson & Co., LLC.

Michael Johnson & Co., LLC.
Denver, Colorado
May 14, 2004

                             HOUSTON OPERATING COMPANY, INC.
                                      BALANCE SHEETS
                                       (Unaudited)

                                                            March 31,        December 31,
                                                              2004               2003
                                                         --------------     --------------
ASSETS:
CURRENT ASSETS:
  Cash                                                   $         149      $         149
  Prepaid expenses                                               2,759              3,899
                                                         --------------     --------------
     Total Current Assets                                        2,908              4,048
                                                         --------------     --------------

TOTAL ASSETS                                             $       2,908              4,048
                                                         ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                  $      10,887      $       9,733
  Advances from shareholders'                                   28,577             19,613
                                                         --------------     --------------
    Total Current Liabilities                                   39,464             29,346
                                                         --------------     --------------


STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value; 50,000,000
    shares authorized; 7,795,171 shares issued
     and outstanding, respectively                               7,795              7,795
  Additional paid-in capital                                    38,350             38,350
  Retained deficit                                             (82,701)           (71,443)
                                                         --------------     --------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                           (36,556)           (25,298)
                                                         --------------     --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)     $       2,908      $       4,048
                                                         ==============     ==============

                  See accompanying notes and accountant's review report.

                                           F-2

                        HOUSTON OPERATING COMPANY, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                       Three months ended
                                                            March 31,
                                                 -------------------------------
                                                     2004               2003
                                                 ------------       ------------


REVENUES:                                        $        --        $        --


OPERATING EXPENSES:
  Sales and marketing                                     --                 --
  General and administrative                          10,686                 --
                                                 ------------       ------------
Total Operating Expenses                              10,686                 --
                                                 ------------       ------------

Net Loss from Operations                             (10,686)                --
                                                 ------------       ------------

Other Income and expenses:
  Interest income                                         --                 --
  Interest expense                                      (572)                --
  Other                                                   --                 --
                                                 ------------       ------------
                                                        (572)                --
                                                 ------------       ------------

NET LOSS                                         $   (11,258)       $        --
                                                 ============       ============

Weighted average number of
  shares outstanding                               7,795,171          7,795,171
                                                 ============       ============

Basic and diluted net loss per share             $        --                  *
                                                 ============       ============

* - less than $.001 loss per share

             See accompanying notes and accountant's review report.

                                        HOUSTON OPERATING COMPANY, INC.
                                      STATEMENTS OF STOCKHOLDERS' EQUITY
                                                  (Unaudited)

                                          Common Stock             Additional
                                  ----------------------------      Paid-In       Accumulated
                                     Shares          Amount         Capital         Deficit           Totals
                                  ------------    ------------    ------------    ------------     ------------
Balance -  December 31, 1997        2,795,171     $     2,795     $    28,820     $   (38,874)     $    (7,259)

Net loss for period                        --              --              --          (1,725)          (1,725)
                                  ------------    ------------    ------------    ------------     ------------
Balance - December 31, 1998         2,795,171           2,795          28,820         (40,599)          (8,984)
                                  ------------    ------------    ------------    ------------     ------------

Conversion of loan payable to
  additional paid-in capital               --              --           9,530              --            9,530
Net loss for year                          --              --              --          (1,000)          (1,000)
                                  ------------    ------------    ------------    ------------     ------------
Balance - December 31, 1999         2,795,171           2,795          38,350         (41,599)            (454)
                                  ------------    ------------    ------------    ------------     ------------

Stock issuance for cash             1,000,000           1,000              --              --            1,000
Stock issued for services           4,000,000           4,000              --              --            4,000
Net loss for year                          --              --              --          (7,254)          (7,254)
                                  ------------    ------------    ------------    ------------     ------------
Balance - December 31, 2000         7,795,171           7,795          38,350         (48,853)          (2,708)
                                  ------------    ------------    ------------    ------------     ------------

Net loss for year                          --              --              --          (7,051)          (7,051)
                                  ------------    ------------    ------------    ------------     ------------
Balance - December 31, 2001         7,795,171           7,795          38,350         (55,904)          (9,759)
                                  ------------    ------------    ------------    ------------     ------------

Net loss for year                          --              --              --          (9,226)          (9,226)
                                  ------------    ------------    ------------    ------------     ------------
Balance - December 31, 2002         7,795,171           7,795          38,350         (65,130)         (18,985)
                                  ------------    ------------    ------------    ------------     ------------

Net loss for year                          --              --              --          (6,313)          (6,313)
                                  ------------    ------------    ------------    ------------     ------------
Balance - December 31, 2003         7,795,171           7,795          38,350         (71,443)         (25,298)
                                  ------------    ------------    ------------    ------------     ------------

Net loss for period                        --              --              --         (11,471)         (11,471)
                                  ------------    ------------    ------------    ------------     ------------
Balance - March 31, 2004            7,795,171     $     7,795     $    38,350     $   (82,914)     $   (36,769)
                                  ------------    ------------    ------------    ------------     ------------

                            See accompanying notes and accountant's review report.

                                                      F-4

                        HOUSTON OPERATING COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                        Three months ended
                                                             March 31,
                                                   -----------------------------
                                                        2004            2003
                                                   -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss)                                       $    (11,258)   $         --
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Changes in assets and liabilities:
     Decrease in prepaid expenses                         1,140              --
     Increase in accounts payables                        1,154              --
                                                   -------------   -------------
                                                          2,294              --
                                                   -------------   -------------
Net Cash Used in Operating Activities                    (8,964)             --
                                                   -------------   -------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                               --              --
   Sale of stock                                             --              --
   Advances from shareholders                             8,964              --
                                                   -------------   -------------
Net Cash Provided By Financing Activities                 8,964              --
                                                   -------------   -------------

Increase (Decrease) in Cash                                  --              --

Cash and Cash Equivalents - Beginning of period             149             429
                                                   -------------   -------------

CASH AND CASH EQUIVALENTS - END OF PERIOD          $        149    $        429
                                                   =============   =============


Supplemental Cash Flow Information:
 Cash paid during period for:
  Interest paid                                    $         --    $         --
                                                   =============   =============
  Taxes paid                                       $         --    $         --
                                                   =============   =============

             See accompanying notes and accountant's review report.

                         HOUSTON OPERATING COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       PRESENTATION OF INTERIM INFORMATION

         In the opinion of the management of Houston Operating Company, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2004, and the results of operations and cash flows for the three months ended March 31, 2004 and 2003. Interim results are not necessarily indicative of results for a full year.

         The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2003.


2.       CHANGE IN CONTROL OF REGISTRANT

         As of April 28, 2003, J.R. Nelson, a majority shareholder, officer and director of Houston Operating Company, Inc. a Delaware corporation (the "Registrant") sold 7,030,000 shares of common stock of the Registrant to Speed Action Limited, a British Virgin Islands corporation pursuant to the Share Purchase Agreement, dated as of April 25, 2003, by and among J.R. Nelson, the Registrant and Speed Action Limited (the "Closing"). There are 7,795,172 share of the Registrant common stock issued and outstanding as of the date hereof. As a result of the stock sale, Speed Action Limited became the majority shareholder of the Registrant holding approximately 90% of the Registrant's common stock.

         Upon closing J.R. Nelson resigned as President of the Registrant and Chin Sin Low has been appointed as a director and President and Chief Financial Officer of the Registrant.

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

RESULTS OF OPERATION FOR THE QUARTER ENDED MARCH
31, 2004 COMPARED TO QUARTER ENDED MARCH 31, 2003.

The Company had no revenues or operations for the three month period in 2004 or 2003. The Company incurred $10,686 in miscellaneous expenses in the period in 2004 and no expenses in the period in 2003. The net loss for the three month period was ($11,258) in 2004 and $0 in 2003. Loss per share was nominal in 2004 and none in 2003 for the period.

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

ITEM 3. CONTROLS AND PROCEDURES.

The Company has disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) to ensure that material information contained in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely and accurate basis. Based on such evaluation as of March 31, 2004, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective at ensuring that material information is recorded, processed, summarized and reported on a timely and accurate basis in the Company's filings with the Securities and Exchange Commission. Since such evaluation there have not been any significant changes in the Company's internal controls, or in other factors that could significantly affect these controls

                           PART II - OTHER INFORMATION

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

(b)      No Reports were filed during the quarter ended March 31, 2004.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     HOUSTON OPERATING COMPANY
                                     Date: May 24, 2004

                                     By /s/ Low Chin Sin
                                     --------------------------------------
                                     President and Chief Financial Officer
                                     (PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER)