Form 10QSB
period 2004-06-30
HOUSTON OPERATING CO
filed 2004-08-27
CIK 1083220

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For Quarter Ended                                 Commission File Number
-----------------                                 ----------------------
June 30, 2004                                            000-31553

                            HOUSTON OPERATING COMPANY
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     76-0307819
--------------------------------                      -------------------
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

                7,795,172 common shares as of August 1, 2004

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

                         HOUSTON OPERATING COMPANY, INC.

                              Financial Statements
                  For the Six Month Period Ended June 30, 2004
                                   (Unaudited)

           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Houston Operating Company, Inc.

We have reviewed the accompanying balance sheet of Houston Operating Company, Inc. as of June 30, 2004 and the related statements of operations for the three month and six months period ended June 30, 2004 and 2003, and the cash flows for the six months ended June 30, 2004 and 2003 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2004. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards in the United States of America and standards of PCAOB, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 18, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



Michael Johnson & Co., LLC.
Denver, Colorado
August 11, 2004

                        HOUSTON OPERATING COMPANY, INC.
                                 BALANCE SHEETS
                                  (Unaudited)


                                                         June 30,   December 31,
                                                           2004        2003
                                                        ---------    ---------
ASSETS:
CURRENT ASSETS:
  Cash                                                  $     --     $    149
  Prepaid expenses                                         5,518        3,899
                                                        ---------    ---------
     Total Current Assets                                  5,518        4,048
                                                        ---------    ---------

TOTAL ASSETS                                            $  5,518     $  4,048
                                                        =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                 $ 17,507     $  9,733
  Advances from shareholders'                             31,828       19,613
                                                        ---------    ---------
    Total Current Liabilities                             49,335       29,346
                                                        ---------    ---------


STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value; 50,000,000
    shares authorized; 7,795,171 shares issued
     and outstanding, respectively                         7,795        7,795
  Additional paid-in capital                              38,350       38,350
  Retained deficit                                       (89,962)     (71,443)
                                                        ---------    ---------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                     (43,817)     (25,298)
                                                        ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)    $  5,518     $  4,048
                                                        =========    =========

                        See accountant's review report.


                                            HOUSTON OPERATING COMPANY, INC.
                                                STATEMENTS OF OPERATIONS
                                                      (Unaudited)


                                                 Three Months Ended                  Six Months Ended
                                                     June 30,                            June 30,
                                          ------------------------------      ------------------------------
                                              2004              2003             2004               2003
                                          ------------      ------------      ------------      ------------
REVENUES:                                 $        --       $        --       $        --       $        --

OPERATING EXPENSES:
  Sales and marketing                              --                --                --                --
  General and administrative                    6,634            13,035            17,320            13,126
                                          ------------      ------------      ------------      ------------
Total Operating Expenses                        6,634            13,035            17,320            13,126
                                          ------------      ------------      ------------      ------------

Net Loss from Operations                       (6,634)          (13,035)          (17,320)          (13,126)
                                          ------------      ------------      ------------      ------------

Other Income and expenses:
  Interest income                                  --                --                --                --
  Interest expense                               (627)               --            (1,199)               --
  Other                                            --            19,298                --            19,298
                                          ------------      ------------      ------------      ------------
                                                 (627)           19,298            (1,199)           19,298
                                          ------------      ------------      ------------      ------------

NET LOSS                                  $    (7,261)      $     6,263       $   (18,519)      $     6,172
                                          ============      ============      ============      ============

Weighted average number of
  shares outstanding                        7,795,171         7,795,171         7,795,171         7,795,171
                                          ============      ============      ============      ============

Basic and diluted net loss per share      $        --       $        --       $        --       $        --
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


                                                 HOUSTON OPERATING COMPANY, INC.
                                          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                           (Unaudited)


                                                         Common Stock               Additional
                                                      -------------------------      Paid-In       Accumulated
                                                        Shares         Amount        Capital         Deficit         Totals
                                                      ----------     ----------     ----------     ----------      ----------
Balance -  December 31, 1997                          2,795,171      $   2,795      $  28,820      $ (38,874)      $  (7,259)

Net loss for period                                          --             --             --         (1,725)         (1,725)
                                                      ----------     ----------     ----------     ----------      ----------
Balance - December 31, 1998                           2,795,171          2,795         28,820        (40,599)         (8,984)
                                                      ----------     ----------     ----------     ----------      ----------

Conversion of loan payable to additional paid-in
 capital                                                     --             --          9,530             --           9,530
Net loss for year                                            --             --             --         (1,000)         (1,000)
                                                      ----------     ----------     ----------     ----------      ----------
Balance - December 31, 1999                           2,795,171          2,795         38,350        (41,599)           (454)
                                                      ----------     ----------     ----------     ----------      ----------

Stock issuance for cash                               1,000,000          1,000             --             --           1,000
Stock issuance for services                           4,000,000          4,000             --             --           4,000
Net loss for year                                            --             --             --         (7,254)         (7,254)
                                                      ----------     ----------     ----------     ----------      ----------
Balance - December 31, 2000                           7,795,171          7,795         38,350        (48,853)         (2,708)
                                                      ----------     ----------     ----------     ----------      ----------

Net loss for year                                            --             --             --         (7,051)         (7,051)
                                                      ----------     ----------     ----------     ----------      ----------
Balance - December 31, 2001                           7,795,171          7,795         38,350        (55,904)         (9,759)
                                                      ----------     ----------     ----------     ----------      ----------

Net loss for year                                            --             --             --         (9,226)         (9,226)
                                                      ----------     ----------     ----------     ----------      ----------
Balance - December 31, 2002                           7,795,171          7,795         38,350        (65,130)        (18,985)
                                                      ----------     ----------     ----------     ----------      ----------

Net loss for year                                            --             --             --         (6,313)         (6,313)
                                                      ----------     ----------     ----------     ----------      ----------
Balance - December 31, 2003                           7,795,171          7,795         38,350        (71,443)        (25,298)
                                                      ----------     ----------     ----------     ----------      ----------

Net loss for period                                          --             --             --        (18,519)        (18,519)
                                                      ----------     ----------     ----------     ----------      ----------
Balance - June 30, 2004                               7,795,171      $   7,795      $  38,350      $ (89,962)      $ (43,817)
                                                      ----------     ----------     ----------     ----------      ----------

                                                 See accountant's review report.

                         HOUSTON OPERATING COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                        ------------------------
                                                          2004           2003
                                                        ---------      ---------

Cash Flows From Operating Activities:
  Net (Loss)                                            $(18,519)      $  6,172
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Forgiveness of debt                                        --        (19,298)
   Changes in assets and liabilities:
    Increase in prepaid expenses                          (1,619)        (4,899)
    Increase in accounts payable and accrued expenses      7,774             --
                                                        ---------      ---------
                                                           6,155        (24,197)
                                                        ---------      ---------
Net Cash Used in Operating Activities                    (12,364)       (18,025)
                                                        ---------      ---------

Cash Flow From Financing Activities:
  Advances from shareholders                              12,215         17,861
  Issuance of common stock                                    --             --
                                                        ---------      ---------
  Net Cash Provided By Financing Activities               12,215         17,861
                                                        ---------      ---------

Increase (Decrease) in Cash                                 (149)          (164)

Cash and Cash Equivalents - Beginning of period              149            313
                                                        ---------      ---------

Cash and Cash Equivalents - End of period               $     --       $    149
                                                        =========      =========

Supplemental Cash Flow Information:
  Interest paid                                         $     --       $     --
                                                        =========      =========
  Taxes paid                                            $     --       $     --
                                                        =========      =========

                        See accountant's review report.

                         HOUSTON OPERATING COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       PRESENTATION OF INTERIM INFORMATION

         In the opinion of the management of Houston Operating Company, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2004, and the results of operations for the three month and six months ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003. Interim results are not necessarily indicative of results for a full year.

         The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2003.


2.       GOING CONCERN

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company's operations generated no income during the current period ended and the Company's deficit is $89,962.

         The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

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

RESULTS OF OPERATION FOR THE QUARTER ENDED JUNE
30, 2004 COMPARED TO QUARTER ENDED JUNE 30, 2003.

The Company had no revenues or operations for the three month period in 2004 or 2003. The Company incurred $91 in miscellaneous expenses in the period in 2003 and no expenses in the period in 2002. The net loss for the three month period was ($7,261) in 2004 and $6,263 in 2003.

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

ITEM 3. CONTROLS AND PROCEDURES.

The Company has disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) to ensure that material information contained in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely and accurate basis. Based on such evaluation as of June 30, 2004, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective at ensuring that material information is recorded, processed, summarized and reported on a timely and accurate basis in the Company's filings with the Securities and Exchange Commission. Since such evaluation there have not been any significant changes in the Company's internal controls, or in other factors that could significantly affect these controls

                           PART II - OTHER INFORMATION

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

(b) Reports on Form 8-K No reports on Form 8-K were filed during the quarter ended June 30, 2004.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     HOUSTON OPERATING COMPANY
                                     Date: August 22, 2004

                                     By /s/ Low Chin Sin
                                     --------------------------------------
                                     President and Chief Financial Officer
                                     (PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER)