Form 10QSB
period 2004-09-30
HOUSTON OPERATING CO
filed 2004-11-10
CIK 1083220

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For Quarter Ended                                    Commission File Number
------------------                                   ----------------------
September 30, 2004                                         000-31553

                            HOUSTON OPERATING COMPANY
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                        76-0307819
     ------------------------                            -------------------
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

                7,795,172 common shares as of November 1, 2004

                             TABLE OF CONTENTS

                                                                            PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheets                                                       4
(b)      Statements of Operations                                             5
(c)      Statements of Shareholders' Equity                                   6
(d)      Statement of Cash Flows                                              7
(e)      Notes to Financial Statements                                        8

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                     9

Item 3.  Controls and Procedures                                             10

PART II. OTHER INFORMATION                                                   11

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6.

(a) Exhibits (b) Reports on Form 8K

SIGNATURES                                                                   12

                         HOUSTON OPERATING COMPANY, INC.

                              Financial Statements
               For the Three Month Period Ended September 30, 2004
                                   (Unaudited)

           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Houston Operating Company, Inc.

We have reviewed the accompanying balance sheet of Houston Operating Company, Inc. as of September 30, 2004 and the related statements of operations for the three month and nine month period ended September 30, 2004 and 2003, and the cash flows for the nine months ended September 30, 2004 and 2003 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2004. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 18, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Michael Johnson & Co., LLC.
Denver, Colorado
November 4, 2004

                         HOUSTON OPERATING COMPANY, INC.
                                 BALANCE SHEETS
                                   (Unaudited)


                                                   September 30,    December 31,
                                                       2004             2003
                                                   -------------    ------------
ASSETS:
CURRENT ASSETS:
  Cash                                             $        --      $       149
  Prepaid expenses                                       5,518            3,899
                                                   ------------     ------------
     Total Current Assets                                5,518            4,048
                                                   ------------     ------------

TOTAL ASSETS                                       $     5,518      $     4,048
                                                   ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Accounts payable and accrued expenses            $    13,449      $     9,733
  Advances from shareholders'                           32,640           19,613
                                                   ------------     ------------
    Total Current Liabilities                           46,089           29,346
                                                   ------------     ------------


STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value; 50,000,000
    shares authorized; 7,795,171 shares issued
     and outstanding, respectively                       7,795            7,795
  Additional paid-in capital                            38,350           38,350
  Retained deficit                                     (86,716)         (71,443)
                                                   ------------     ------------

TOTAL STOCKHOLDERS' DEFICIT                            (40,571)         (25,298)
                                                   ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT        $     5,518      $     4,048
                                                   ============     ============

                        See accountant's review report.

                                     HOUSTON OPERATING COMPANY, INC.
                                        STATEMENTS OF OPERATIONS
                                               (Unaudited)


                                               Three Months Ended                 Nine Months Ended
                                                  September 30,                     September 30,
                                         -----------------------------     -----------------------------
                                             2004             2003             2004             2003
                                         ------------     ------------     ------------     ------------

REVENUES:                                $        --      $        --      $        --      $        --

OPERATING EXPENSES:
  Sales and marketing                             --               --               --               --
  General and administrative                    (669)           5,224           13,421           18,350
                                         ------------     ------------     ------------     ------------
Total Operating Expenses                        (669)           5,224           13,421           18,350
                                         ------------     ------------     ------------     ------------

Net Loss from Operations                         669           (5,224)         (13,421)         (18,350)
                                         ------------     ------------     ------------     ------------

Other Income and expenses:
  Interest income                                 --               --               --               --
  Interest expense                              (653)              --           (1,852)              --
  Other                                           --               --               --           19,298
                                         ------------     ------------     ------------     ------------
                                                (653)              --           (1,852)          19,298
                                         ------------     ------------     ------------     ------------

NET LOSS                                 $        16      $    (5,224)     $   (15,273)     $       948
                                         ============     ============     ============     ============

Weighted average number of
  shares outstanding                       7,795,171        7,795,171        7,795,171        7,795,171
                                         ============     ============     ============     ============

Basic and diluted net loss per share     $        --      $        --      $        --      $        --
                                         ============     ============     ============     ============

                                     See accountant's review report.


                                                    5

                                   HOUSTON OPERATING COMPANY, INC.
                            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                             (Unaudited)


                                         Common Stock         Additional
                                  ------------------------     Paid-In      Accumulated
                                    Shares        Amount       Capital       Deficit         Totals
                                  ----------    ----------    ----------    ----------     ----------
Balance -  December 31, 1997      2,795,171     $   2,795     $  28,820     $ (38,874)     $  (7,259)

Net loss for period                      --            --            --        (1,725)        (1,725)
                                  ----------    ----------    ----------    ----------     ----------
Balance - December 31, 1998       2,795,171         2,795        28,820       (40,599)        (8,984)
                                  ----------    ----------    ----------    ----------     ----------

Conversion of loan payable to
 additional paid-in capital              --            --         9,530            --          9,530
Net loss for year                        --            --            --        (1,000)        (1,000)
                                  ----------    ----------    ----------    ----------     ----------
Balance - December 31, 1999       2,795,171         2,795        38,350       (41,599)          (454)
                                  ----------    ----------    ----------    ----------     ----------

Stock issuance for cash           1,000,000         1,000            --            --          1,000
Stock issuance for services       4,000,000         4,000            --            --          4,000
Net loss for year                        --            --            --        (7,254)        (7,254)
                                  ----------    ----------    ----------    ----------     ----------
Balance - December 31, 2000       7,795,171         7,795        38,350       (48,853)        (2,708)
                                  ----------    ----------    ----------    ----------     ----------

Net loss for year                        --            --            --        (7,051)        (7,051)
                                  ----------    ----------    ----------    ----------     ----------
Balance - December 31, 2001       7,795,171         7,795        38,350       (55,904)        (9,759)
                                  ----------    ----------    ----------    ----------     ----------

Net loss for year                        --            --            --        (9,226)        (9,226)
                                  ----------    ----------    ----------    ----------     ----------
Balance - December 31, 2002       7,795,171         7,795        38,350       (65,130)       (18,985)
                                  ----------    ----------    ----------    ----------     ----------

Net loss for year                        --            --            --        (6,313)        (6,313)
                                  ----------    ----------    ----------    ----------     ----------
Balance - December 31, 2003       7,795,171         7,795        38,350       (71,443)       (25,298)
                                  ----------    ----------    ----------    ----------     ----------

Net loss for period                      --            --            --       (15,273)       (15,273)
                                  ----------    ----------    ----------    ----------     ----------
Balance - September 30, 2004      7,795,171     $   7,795     $  38,350     $ (86,716)     $ (40,571)
                                  ----------    ----------    ----------    ----------     ----------

                                   See accountant's review report.


                                                  6

                         HOUSTON OPERATING COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                            Nine Months Ended
                                                              September 30,
                                                         -----------------------
                                                           2004          2003
                                                         ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss)                                             $(15,273)     $    948
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Forgiveness of debt                                         --       (19,298)
   Changes in assets and liabilities:
    Increase in prepaid expenses                           (1,619)       (4,024)
    Increase in accounts payable                            3,716         2,845
                                                         ---------     ---------
                                                            2,097       (20,477)
                                                         ---------     ---------
Net Cash Used in Operating Activities                     (13,176)      (19,529)
                                                         ---------     ---------

CASH FLOW FROM FINANCING ACTIVITIES:
  Advances from Stockholders                               13,027        19,365
  Issuance of Common Stock                                     --            --
                                                         ---------     ---------
  Net Cash Provided By Financing Activities                13,027        19,365
                                                         ---------     ---------

Increase (Decrease) in Cash                                  (149)         (164)

Cash and Cash Equivalents - Beginning of period               149           313
                                                         ---------     ---------

Cash and Cash Equivalents - End of period                $     --      $    149
                                                         =========     =========

Supplemental Cash Flow Information:
  Interest paid                                          $     --      $     --
                                                         =========     =========
  Taxes paid                                             $     --      $     --
                                                         =========     =========

                         See accountant's review report.

                         HOUSTON OPERATING COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       PRESENTATION OF INTERIM INFORMATION

         In the opinion of the management of Houston Operating Company, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2004, and the results of operations for the three month and nine months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003. Interim results are not necessarily indicative of results for a full year.

         The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2003.


2.       GOING CONCERN

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company's operations generated no income during the current period ended and the Company's deficit is $86,716.

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

RESULTS OF OPERATION FOR THE QUARTER ENDED SEPTEMBER
30, 2004 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2003.

The Company had no revenues or operations for the three month period in 2004 or 2003. The Company incurred $(669) in general and administrative expenses in the quarter ended September 30, 2004 and $5,224 in the same period in 2003. The net loss for the three month period was $16 in 2004 and $(5,224) in 2003.

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

ITEM 3. CONTROLS AND PROCEDURES.

The Company has disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) to ensure that material information contained in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely and accurate basis. Based on such evaluation as of September 30, 2004, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective at ensuring that material information is recorded, processed, summarized and reported on a timely and accurate basis in the Company's filings with the Securities and Exchange Commission. Since such evaluation there have not been any significant changes in the Company's internal controls, or in other factors that could significantly affect these controls

                           PART II - OTHER INFORMATION

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS- NONE

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS- NONE

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES- NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS- NONE

ITEM 5 - OTHER INFORMATION- NONE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit No.        Description
    -----------        -----------
    Exhibit 31         CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF
                       FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE
                       SARBANES-OXLEY ACT

    Exhibit 32 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

(b) Reports on Form 8-K No reports on Form 8-K were filed during the quarter ended September 30, 2004.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     HOUSTON OPERATING COMPANY
                                     Date: November 4, 2004

                                  By /s/ Low Chin Sin
                                     -------------------------------------------
                                     Low Chin Sin
                                     President and Chief Financial Officer
                                     (PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER)