Form 10KSB
period 2004-12-31
HOUSTON OPERATING CO
filed 2005-03-31
CIK 1083220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 2004

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

                             Commission file number:

                            HOUSTON OPERATING COMPANY
                            -------------------------
                 (Name of Small Business Issuer in Its Charter)

                     Delaware                                  76-0307819
     (State of Incorporation                                (I.R.S. Employer
         or Organization)                                 Identification No.)

                           67 Federal Road, Building A
                                    Suite 300
                              Brookfield, CT 06804
          (Address and Telephone Number of Principal Executive Offices
                        and Principal Place of Business)

                                 (203) 775-1178
                (Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:  NONE.

Securities  registered  under Section  12(g) of the Exchange Act:
Common Stock, $.001 par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
[X] YES [ ] NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [____]

State issuer's revenues for its most recent fiscal year:  $612

The aggregate market value of the voting stock held by non-affiliates per the closing stock price of December 31, 2004 is $6,921,822.

As of January 22, 2005, 36,652,204 shares of common stock of the issuer were outstanding.

                                TABLE OF CONTENTS


PART I            .............................................................1

     ITEM 1.    DESCRIPTION OF BUSINESS........................................1

     ITEM 2.    DESCRIPTION OF PROPERTY........................................8

     ITEM 3.    LEGAL PROCEEDINGS..............................................8

     ITEM 4.    SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.............8

PART II         ...............................................................9

     ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS............................................9

     ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS............................9

     ITEM 7.    FINANCIAL STATEMENTS..........................................19

     ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE...........................19

PART III        ..............................................................21

     ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                AND CONTROL PERSONS...........................................21

     ITEM 10.   EXECUTIVE COMPENSATION........................................23

     ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT................................................26

     ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................28

     ITEM 13.   EXHIBITS AND REPORTS..........................................28

     ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES........................29

SIGNATURES      ..............................................................30

                                     PART I

From time to time, including in this annual report on Form 10-KSB, Houston Operating Company (the "Company" or "we") may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, future operations, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, without limitation, the following: general economic and business conditions, both nationally and in our markets; our expectations and estimates concerning future financial performance, financing plans, acquisitions or mergers, and the impact of competition; our ability to implement our acquisition and growth strategy; anticipated trends in our business; advances in technologies; and, other risk factors set forth under "Risk Factors" beginning on page 15 in this report.

ITEM 1.   DESCRIPTION OF BUSINESS

BUSINESS HISTORY

     Houston Operating Company ("HOC") was incorporated in Delaware in August of 1989, and has not had operations since before 2002. NetFabric Corporation ("NetFabric") was incorporated in the State of Delaware on December 17, 2002, as a new corporation and not as a result of a material re-classification, merger, consolidation, purchase or divestiture. On December 9, 2004, HOC entered into an Acquisition Agreement with all of the stockholders of NetFabric in a transaction that was accounted for as a reverse merger whereby NetFabric was treated as the accounting acquirer. At the closing, which occurred at the same time as the execution of the Acquisition Agreement, HOC acquired all of the issued and outstanding capital stock of NetFabric from the stockholders in exchange for an aggregate of 32,137,032 newly-issued shares of the Company's common stock (the "Acquisition"). In this report, "we," "us," "our company," "the Company," and "our" refer to Houston Operating Company and its consolidated subsidiary NetFabric unless the context requires otherwise.

DESCRIPTION OF BUSINESS

     The Company develops and sells a family of IP appliances that simplify the incorporation of any telephone system into a company's IP infrastructure while reducing the cost of telephone calls. The Company's products deliver productivity gains to small and medium sized businesses with cost reductions while maintaining PSTN class reliability and ease of use. The market for the Company's products is a multi-billion dollar marketplace and the Company, to its knowledge, is the one of the first companies to introduce customer premises equipment ("CPE") that transforms the consumer VoIP services from many providers into one that is reliable enough to be used in a business environment. Additionally, this CPE provides an applications platform for the distributed deployment of network services that add substantially to the value of VoIP to both the end-user and service provider.

THE MARKET

MARKET DESCRIPTION

     Companies generally seek to improve productivity and reduce costs. Major productivity and cost-reduction improvements have been achieved in recent years through the use of IP data networks.

     Some examples of the use of IP data networks to realize productivity improvements include the coupling and integration of a website to accounting and other backend systems; the use of a virtual private network to integrate the data infrastructures of various offices and remote workers; and, the use of IP data networks to enable e-mail and instant messaging for general communications.

     All of these applications and services run on an IP infrastructure that ensures that different vendors' hardware and software are operationally compatible. Today's business infrastructure is about inter-operation and is rapidly moving away from proprietary technology or products.

     One major element in practically every company's infrastructure that is not only proprietary but is usually isolated from the business data system is the telephone system. We believe that this isolation of the telephone system will become an increasing liability to companies that do not upgrade, since they will fail to realize the benefits that would be achieved by integrating the telephone system with other business data systems.

     By integrating a business's telephone system with its data system the business would obtain more flexible and lower cost communications that can seamlessly couple branch offices and remote workers. In addition, the business will be able to easily control call routing from traditional software applications running anywhere on the network. For example, this use of traditional software applications could ensure that a company complies with the new federal "Do Not Call" list and help that company to avoid fines or lawsuits. Similarly, businesses can tie in the routing of calls with a schedule that is kept in applications such as Microsoft Outlook. Both of these applications are simple to implement with an IP based system but are difficult to implement with legacy products. Another benefit achieved by integrating the telephone system with data systems is that the telephone system will be able to drive computer applications through facilities such as speech recognition and speech synthesis. Interactive voice response systems can be more intelligent and may become an alternate portal into the company alongside the website.

     IP telephony is the vehicle for integrating telephone systems and data systems. Just as the personal computer was not a "next generation typewriter," the IP telephone system is not the next generation of the PBX. Integrating voice as an application within the corporate information systems will be essential to remain competitive in the present business environment.

     The use of IP telephone systems is well established in large enterprises. Large enterprises have information technology organizations and can bring the necessary financial and intellectual resources to bear on the migration to IP telephony. The solutions from Cisco and others require considerable cost and a high level of networking expertise to both install and maintain these IP telephone systems. Despite these issues, large companies have achieved significant returns on their investment in IP telephony.

     Although IP telephony has been broadly adopted by large enterprises, it has largely failed to make the same in-roads into our intended market. The lack of success with the small to medium sized business ("SMB" OR "SMBS") centers is based upon the absence of an information technology organization and frequently poor or variable quality wide-area data connections, making the use of IP telephone systems unreliable. Additionally, capital expenditure and maintenance issues associated with an IP PBX are often perceived as prohibitively high, which is due in part to the lack of networking skills in the Value Added Reseller ("VAR") and the usually small companies that provide telephone systems, wiring and other services to the SMBS ("Interconnects").

     Given these issues, the overwhelming majority of SMBS continue to employ traditional telephone systems. We believe that SMBS need a solution that retains the reliability of the installed PSTN system while offering a cost-effective VoIP solution. Therefore, we have developed and sell a family of telephony IP appliances that are reliable, cost-effective, and easy to install, and which provide VARs and Interconnects with the ability to sell new products in the VoIP space along with their existing telephony services. Our products also appeal to the SMB because they avoid the large capital costs and risks of a complete upgrade to an IP telephone system, while receiving the majority of the benefits of an IP solution and maintaining PSTN reliability.

MARKET SIZE

     The size of the US small and medium sized business market for the Company products is estimated to be in excess of $3.4 billion. The market was estimated in the following manner:

     1) Using US Government's census data to determine business demographics;

     2) Making assumptions that the number of extensions per trunk increases as the size of the company increases;

     3) Estimating from the number of trunks and average selling price for the Company products, the potential market size.

     The Company will focus its sales and marketing efforts on companies with fewer than 100 employees ("the Company Market"). Taking the average end-user price of the Company products and dividing that by the number of PBX trunks served in the Company Market, the Company can derive the potential revenue generated per trunk, and thus for the Company Market as a whole. Using this approach, the US domestic market for the hardware component alone of the Company products exceeds $3.3 billion.

                                             Total           Employees
Employees            Number of Firms       Employees          line/(1)/      Trunks/(1)/         Revenues/(2)/
---------            ---------------       ---------          ---------      -----------         -------------
1 to 4                   2,697,839           5,630,017           1.0             5,630,017         $844,502,550
5 to 9                   1,019,105           6,698,077           1.5             4,465,384         $669,807,600
10 to 19                   616,064           8,274,541           2.0             4,137,270         $620,590,500
20 to 99                   518,258          20,370,447           2.5             8,148,178       $1,222,226,700
Totals                   4,851,266          40,973,082                       TOTAL SMB MARKET    $3,357,127,350

     Source:  US Government 2001 Business Census:  http://www.census.gov/epcd/www/smallbus.html

--------------------

     (1) Company estimate
     (2) Assumes an average selling price per trunk of $150. By telephone "trunk" we mean usually large-bandwidth telephone channels between switching centers and/or an end-user customer's premises.

     It is anticipated that the Company will only penetrate a percentage of this $3.3 billion market, as not every potential end-user customer is going to purchase a Company product. In addition to hardware revenue, the Company has developed and will continue to develop software and service offerings, which the Company expects will generate additional revenue with higher margins and lower distribution costs. Also, with the introduction of the Advanced Product Family the potential revenue per trunk could be higher. This is a result of the increased functionality that is contained in the Advanced Product Family.

     Finally, the Company products may be attractive to large companies that have multiple or branch offices, as a cost-effective solution for providing internal communications, which would therefore generate additional revenue for the Company.

THE COMPANY'S PRODUCTS

FUSION PRODUCT FAMILY

     The Company's FUSION product family, which today includes the FUSION 4x4 and FUSION 12x8, (together, the "FUSION Product Family") uses an external VoIP gateway to facilitate its use with any service provider utilizing any VoIP call control protocol.

FUSION 4X4 - STANDARD FUNCTIONALITY

     The Company's FUSION 4x4 product offers 4 trunks (i.e., lines that come into a company's premises from the outside network whether from the PSTN or a VoIP service provider's network) and 4 lines (i.e., connections on the customer premises station side of the company's network usually coming from the Private Branch Exchange ("PBX") or Key System). This product also includes an intelligent call router that uses least cost router algorithms plus Quality-of-Service ("QoS") measurement. QoS enables the traditional telephone network to be used as a safety net when the VoIP network is impaired to ensure that telephone calls will go through so long as PSTN service is available. The system also ensures that emergency (e.g., 911) calls are automatically routed to the proper authorities and provides the location of the caller via the PSTN lines an end-user customer maintains. Properly routing emergency calls can be an issue with VoIP deployments if a customer does not manually register its geographic location with the proper authorities.

     The FUSION 4x4 product also features a "call state server" that generates "informational events" in the form of IP packets. Local or remote clients can subscribe to this service which can be used for simple name and number pop-up, through client record pop-ups in Customer Relationship Management ("CRM") or other database packages such as Microsoft Outlook.

     The FUSION 4x4 also features an integrated time client that uses network timeservers for accurate call logs. This product also has a fail-safe with power outage connecting trunk 1 to line 1, trunk 2 to line 2, etc. The FUSION 4x4 uses network based administration to simplify either local or remote configuration of the unit.

FUSION 12X8 - STANDARD FUNCTIONALITY

     The FUSION 12x8 product contains all of the functionality of the FUSION 4x4 product plus additional capabilities. The FUSION 12x8 product features port expansion. This product provides additional VoIP lines without sacrificing any of the current analog connections. The FUSION 12x8 offers 12 trunks into an 8 line PBX. The FUSION 12x8 also features dial plan translation, which allows calls to be routed automatically to different providers and make the dialed number correspond to the service provider's parameters. For example, a local call dialed as 755-1178 is routed over the PSTN telephone network unchanged, but if it is routed over VoIP, the number is modified by FUSION to 1-203-755-1178 (i.e., includes all 11 digits required by a VoIP provider).

OPTIONAL FEATURES AND APPLICATIONS FOR FUSION

     The Company's FUSION Product Family may also include an optional call validation interface for "Do Not Call" and similar applications. FUSION can connect to call validation servers across an IP network connection. This feature allows for enterprise-wide deployment of call control policies to any legacy PBX or even to discrete telephones.

SOFTWARE APPLICATIONS

     The FUSION Product Family distinguishes itself by having a range of applications that run in association with the hardware. This adds versatility and value in the IP telephony market that is akin to the one enjoyed by the personal computer in the office software market.

     The majority of the Company's software is either browser-based or written in Java for platform independent deployment, allowing end-user customers to run Windows, Macintosh or Linux seamlessly with the Company software. The Company's initial software portfolio comprises a standard software application package that is shipped with every hardware unit and two optional applications packages, as described below.

STANDARD SOFTWARE APPLICATION PACKAGE

     The standard software application package includes a simple graphical user interface that allows for configuring the FUSION product within the existing telephone system to route calls the way the business chooses to route them - for instance, local calls to the PSTN and long-distance calls to the VoIP provider. The standard package also includes a network time client that provides accurate and automatic setting of the internal clock. Network accessible call logs are also included in the standard package to provide for the listing of all inbound and outbound calls on either PSTN or VoIP trunks.

     The time client is used for accurate record keeping. The call log also provides information regarding the number of rings occurring before the call is answered or abandoned which is useful for assessing the performance of customer support and sales groups of service organizations. The log can be customized by the end-user and utilized for input to billing packages.

CALL STATE CLIENT

     The call state client software package includes the features of the standard software package plus pop up caller ID with name, number and trunk. This feature identifies the caller and allows the appropriate person to receive the call or direct the call to voice mail(s) or even email(s). The call state client package also includes a call monitor, which displays names and/or number of inbound and outbound calls on any trunk of the PBX and also displays the length of the call, which is effective for the remote monitoring of branch offices and customer support facilities. This package also interfaces with CRM packages for client record pop-up. This package is usually associated with very high-end systems but is now available at a cost-effective price.

CALL VALIDATION CLIENT

     The call validation client software package provides dialogs with an external database to check whether the current call is allowed to proceed or whether it should be dropped. This function may be used, for example, by businesses for the direct implementation of the "Do Not Call" requirement that is now a federal mandate. The call validation client software allows tracking of all calls and lists those calls that were blocked. Many companies are required to track calls in this manner in order to show the efforts they are making to comply with the law.

PRODUCT STRATEGY

     The Company's product strategy assumes that potential end-user customers will use a VoIP service provider for branch-to-branch and long distance calling. VoIP service providers have been unable to penetrate the small to medium sized business market because of perceived issues with cost, reliability, ease of use, quality of service and potential Emergency 911 problems. The Company's products solve these and other problems and deliver end-user customers a fast return on their investment in the Company's products that can be measured in months rather than years.

     The Company's product strategy has two phases, which are described below.

PHASE 1 - THE FUSION PRODUCT FAMILY

     Phase 1 of the Company's product strategy involves creating products that provide reliable access to VoIP services with the use of an external VoIP gateway. The use of an external gateway obviates the need to have each and every service provider port their authentication, billing, and monitoring code across to the Company's products. Furthermore these gateways are either provided for a nominal fee or even free of charge, and thus the end-user has a very cost-effective way to work with any service provider. The FUSION Product Family includes the following:

     o    Call router
     o    Call state client
     o    Call validation client
     o    Network accessible call logs

     These products deliver several benefits to SMB customers. These products use VoIP to reduce the cost of telephone calls. The use of VoIP is also a method of better accommodating remote workers and a way of seamlessly integrating separate branch offices. These products provide access to call state services for productivity enhancements such as client record pop up, call logs and call monitoring. In addition, the Company's FUSION Product Family allows for simple deployment of a broad array of new, easily customized services that couple telephone and data systems such as the "Do Not Call" register, the "VIP" call pop-up, and easy to access logs of all incoming and outgoing calls made by the business.

     Production of the FUSION 4x4 began in early 2004 and won a "Best of Show" award at its introduction at the February 2004 Internet Telephony Conference and Expo in Miami.

PHASE 2 - ADVANCED PRODUCT FAMILY

     Phase 2 of the Company's product strategy - the "Advanced Product Family" - provides a tightly integrated solution coupled with a more sophisticated applications platform. The Company is presently developing this Advanced Product Family and intends for this highly integrated unit to be the service provider's "product of choice" in the deployment of their voice services to SMBS.

PRODUCT SALES AND DISTRIBUTION SALES CHANNELS

     The Company primarily employs an indirect sales model that comprises the following:

     o    Master Distributors
     o    Service Providers
     o    Original Equipment Manufacturers ("OEM")
     o    Retailers

     Master Distributors sell primarily to Value Added Resellers ("VARS") and Interconnects. Although Master Distributors represent an attractive distribution channel initially, since the Company believes they represent the easiest distribution partner group to penetrate, the Company believes they are limited in their ability to significantly increase sales of the Company's products in the longer term. The Company currently works with the following Master
Distributors:

     o    Williams Telecommunications Corp. (www.williamsglobal.com)
          ("Williams")
     o    ABP Technology, Inc. (www.abptech.com) ("ABP")
     o    CoMatrix, Inc. (www.comatrix.com) ("CoMatrix")

     Service providers are potentially the largest long-term sales channel for the Company. The Company is currently in negotiation with a broad range of service providers from small companies such as Broadvoice, Inc. to national providers including major long distance carriers and notable Regional Bell Operating Companies (RBOC"). Ultimately, the Company seeks to have its products become the standard for major service providers to deploy services to SMB customers.

     OEMs represent another major long-term revenue stream for the Company. Existing PBX or other telecom equipment vendors might add the Company's products to their portfolio to rapidly bring VoIP capability to legacy products. This type of interaction with an OEM is called private labeling and the Company has already begun to negotiate these types of relationships.

     Another type of OEM transaction would be to adapt one or more of the Company's products to meet certain specific needs, for example, redesigning the product to fit a particular board size and connector pin configuration so that the Company's product can plug into the OEM's existing card cage. The Company expects to be involved in this type of activity in the future, but has no such relationships today.

     The retail channel is becoming a marketing channel for the Small Office Home Office ("SOHO") market. Companies such as Best Buy Co., Inc and others are focused on the SOHO market and have invested in their own product installation and configuration teams. The Company is in discussions with companies in this market with the expectation that they will represent a major source of revenue in the future.

     Also, the Company presently employs two direct sales representatives, and may add more in the future if this direct sales channel proves effective.

DISTRIBUTORS

     The Company has a written agreement with Williams, whereby Williams purchases and resells the Company's products to end-users and VARS, and for use in conjunction with its own customer product offerings. Under the terms of the agreement, Williams orders products directly from the Company. The Company ships those products as directed by Williams and invoices Williams on a net 30 day basis. Williams offers a full range of products and services and also resells to 1,000 dealers in Canada and 500 dealers in the US.

     The Company currently has a non-binding verbal distribution agreement with ABP, whereby ABP purchases and resells the Company products to VARS and small service providers. Under the terms of that agreement, ABP orders products directly from the Company. The Company ships those products as directed by ABP and invoices ABP on a net 30 day basis. The Company chose ABP for its expertise in IP networking, specifically VoIP products. ABP is currently a distributor for companies such as AudioCodes, Ltd. and SNOM technology AG and would have the capability to bundle the Company's products for more complete solutions. More importantly, ABP is actively seeking products that are easy to sell and have mass-market appeal. ABP covers North, Central and South America through approximately 200 VARS.

     The Company currently has a non-binding verbal distribution agreement with CoMatrix, whereby CoMatrix purchases and resells the Company products to Interconnects, integrators and VARS. Under the terms of that agreement, CoMatrix orders products directly from the Company. The Company ships those products as directed by CoMatrix and invoices CoMatrix on a net 30 day basis. The Company selected CoMatrix as a distributor for its products because CoMatrix is largely focused on the traditional telephony Interconnect. The Company's product is the first IP appliance CoMatrix has successfully installed at an end-user customer site. CoMatrix works with approximately 4,000 VARS and Interconnects and plans major mailing efforts and training sessions for its customers regarding IP telephony. The Company believes it will be important to these VARS that a Master Distributor or super-VAR such as CoMatrix, perceived as understanding the telephone business, endorses the Company's IP products.

TRAINING THE SALES, DISTRIBUTION AND INSTALLATION CHANNELS

     In support of the Company's sales and distribution channels, the Company has instituted a comprehensive training program that is delivered via the Company's extranet. The extranet is augmented by live training delivered over WebEx on-demand web meetings applications. The Company intends to efficiently train large numbers of VARS, Interconnects and other personnel involved in the sales, distribution and installation of products. In 2005, the Company intends to further augment this program with the introduction of official Company certification programs.

MANUFACTURING AND COMPONENT SUPPLY

     The Company uses Kimchuk, Inc. (www.kimchuk.com) ("Kimchuk") for its manufacturing operations. The Company's relationship with Kimchuk is not formalized in a written agreement, but is determined by the parties on a manufacturing lot-by-lot basis. That is, the Company provides Kimchuk with a non-binding rolling 90-day forecast of its manufacturing needs. Each month, the Company communicates by purchase order to Kimchuk the products and number of the Company units Kimchuk should manufacture for the Company for the month. When Kimchuk has manufactured those units and placed them in its inventory, Kimchuk invoices the Company on a net 30 day basis. The price of the units to the Company is also determined by the parties on a lot-by-lot basis.

DEPENDENCE ON SPECIFIC CUSTOMERS

     The Company anticipates that its revenue will be more dependent on critical sales channels rather than specific end-user customers. The Company is creating a relatively small number of business relationships with major service providers and equipment vendors. The revenue that will ensue from these relationships is expected to form a large percentage of the Company's total revenue.

COMPETITION

     The Company believes its approach in using CPE to elevate consumer grade VoIP services to business class service is unique. The Company believes it is also unique in providing an applications platform for the improved distribution of a host of telephony related services. Thus, the Company is not aware of any direct competition to its products. However there are a number of companies that have VoIP gateways and that can intelligently route calls between the PSTN and VoIP.

     The most notable of these is Quintum Technologies, Inc. ("Quintum"). The Quintum product is principally focused on the traditional VoIP gateway application, namely the construction of an internal enterprise VoIP telephone system. Quintum can reroute to the PSTN during the telephone call, whereas the Company cannot. However, Quintum requires installation of its proprietary hardware at both ends of the call, which prohibits its use with the majority of the current VoIP service providers. Also, the Quintum product does not contain an applications platform. Other notable companies with routing capabilities to the PSTN would include B.O.S. Better Online Solutions, Ltd. ("BOScom") and Multi-Tech Systems, Inc ("MultiTech").

     Other than Quintum, BOScom, MultiTech and similar companies with solutions that can deliver hybrid PSTN/VOIP solutions, there is also the general adoption of pure IP telephone systems, which have the potential to provide similar capabilities to those of the Company products. However, the Company believes that this migration will not occur during the coming decade.

INTELLECTUAL PROPERTY

     The Company has two patents pending on the technology used in its products. The first patent application, filed in March 2003, provides details regarding the way in which IP appliances can be used, administered or otherwise controlled from a web page contained elsewhere in the Internet. This process essentially provides a new means for rich graphics, instant updates, ease-of-use and product branding that does not exist today. This technology is broad in scope and could be applied to any IP appliance, not just the Company's IP devices.

     The second patent application, filed in June 2003, provides details regarding a new call routing technique that provides much lower costs, with increased product robustness. This technology is at the heart of the FUSION 4x4 Product Family.

EMPLOYEES

     As of December 31, 2004, the Company directly employs approximately 12 people in the United States of America. Our employees are not represented by labor unions or collective bargaining agreements. We have not experienced any work stoppages anywhere, and consider our relations with our employees to be good.

ITEM 2.   DESCRIPTION OF PROPERTY

DESCRIPTION OF PROPERTY

     The Company's headquarters are located at 67 Federal Road, Building A, Suite 300, in Brookfield, CT. The Company leases office space under a two-year operating lease with Silvermine Investors, LLC ("Silvermine"), which expires on December 31, 2005 (the "Lease"). Under the terms of the Lease, the Company has paid one dollar and issued 200,000 shares of common stock to Silvermine as consideration for use of the office space during the term of the Lease. Prior to 2004, the Company operated rent-free from the primary residence of Jeff Robinson, co-founder and current CEO and Chairman, and the offices of Fred Nazem, co-founder and former Chairman and CEO.

ITEM 3.   LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

     The Company is currently not a party to any legal proceedings.

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     A. Our Common Stock is quoted on the NASD's Over-the-Counter Bulletin Board under the trading symbol "HOOC" The Company was formed in Delaware in August 1989, and has been quoted on the NASD's Over-the-Counter Bulletin Board since March of 2001. The following table sets forth the range of high and low closing sales prices (based on transaction data as reported by The NASDAQ SmallCap Market and the NASD's Over-the-Counter Bulletin Board) for each fiscal quarter during the periods indicated.

                                                  HIGH           LOW
                                                  ----           ---
          YEAR ENDING DECEMBER 31, 2004
          First Quarter                           $0.20          $0.20
          Second Quarter                          $0.20          $0.20
          Third Quarter                           $0.20          $0.20
          Fourth Quarter                          $3.40          $0.20
          YEAR ENDED DECEMBER 31, 2003
          First Quarter                           $0.35          $0.35
          Second Quarter                          $0.35          $0.35
          Third Quarter                           $0.35          $0.20
          Fourth Quarter                          $0.20          $0.20
          YEAR ENDED DECEMBER 31, 2002
          First Quarter                           $0.51          $0.51
          Second Quarter                          $0.51          $0.51
          Third Quarter                           $0.40          $0.35
          Fourth Quarter                          $0.35          $0.35


     At December 31, 2004, the number of stockholders of record was approximately 434 (excluding beneficial owners and any shares held in street name or by nominees).

     We have not paid any dividends upon our common stock. The payment of common stock dividends, if any, in the future rests within the discretion of our board of directors and will depend, among other things, upon our earnings, capital requirements and financial condition, as well as other relevant factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVIEW OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report and reports included herein by reference. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

     Our auditors have indicated in their report dated March 30, 2005 that because the Company is in the development stage, has had net losses from inception and has working capital and net capital deficiencies. Their report indicates that these matters raise substantial doubt about the Company's ability to continue as a going concern. Our plan with regard to this matter is discussed elsewhere in this document. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CORPORATE HISTORY

     Houston Operating Company was incorporated in Delaware in August of 1989, and has not had operations since before 2002. NetFabric was incorporated in the State of Delaware on December 17, 2002, as a new corporation and not as a result of a material re-classification, merger, consolidation, purchase or divestiture. On December 9, 2004, HOC entered into an Acquisition Agreement with all of the stockholders of NetFabric in a transaction that was accounted for as a reverse merger whereby NetFabric was treated as the accounting acquirer. At the closing, which occurred at the same time as the execution of the Acquisition Agreement, HOC acquired all of the issued and outstanding capital stock of NetFabric from the stockholders in exchange for an aggregate of 32,137,032 newly-issued shares of the Company's common stock.

BUSINESS AND PLAN OF OPERATION

     The Company, headquartered in Brookfield, CT, is a provider of hardware and services to the burgeoning sector of the telecom industry that utilizes the Internet for telephone and data communications. Specifically, the company offers distributed Voice over Internet Protocol (VoIP) platforms, as well as Services over IP (SoIP) solutions, that provide small to mid-sized Businesses (SMBs) and Enterprise Branch Offices (EBOs) with a flexible migration path to an all-IP infrastructure. The large and very lucrative market of more than 4.9 million SMBs and EBOs that the Company targets is sometimes referred to collectively in this document as "Small Offices."

     The Company develops and markets small office Customer Premises Equipment
(CPE) in the form of integrated telephony services platforms that provide businesses with a flexible VoIP migration path from a legacy PBX to IP softswitch. The Company will build and deploy the server side of the advanced Services over IP that enable its distributed edge devices to deliver to Small Offices the improved business efficiencies, competitive advantages and significant cost savings of IP that previously were only available to larger enterprises.

     The Company's initial product offering, the FUSION line of Intelligent Call Directors, allows Small Offices to combine the power of VoIP services with the reliability of their existing phone system as the latter is used often as a back up. With FUSION, small offices can reap the benefits of IP services without costly forklift upgrades to their telecom infrastructure.

     IP phone systems inherently network with other IP devices, whereas traditional phone systems are standalone entities. There is tremendous power and utility in having the phone system be an integral part of the information systems of a company. Applications can now incorporate telephony as an element of their functionality in the same way they might incorporate access to a database or a website or any other informational system in a business. There is inherent flexibility and increased efficiency in essentially all systems within the Company speaking the same language.

     The Company's products, coupled with its SoIP offerings and VoIP transport from Service Providers, will transition the Company's sales strategy over time from product marketing to application license marketing which we believe will create a steady and predictable stream of monthly recurring revenue. Services could include unified ordering and inventory systems, distributed phone systems, find me/follow me, click to talk and call control applications for example.

     The Company markets and sells its products to SMBs through Value Added Resellers (VARs), Service Providers and OEM relationships, and will sell to Fortune 500 Enterprise Branch Office (EBO) customers, through a direct consultative sales organization.

     The Company's target markets are the SMBs and EBOs -- initially businesses with key/hybrid telecom systems with fewer than 40 stations. The target market represents 66% of the key/hybrid market with over 4 million systems installed in the US. In 2003, the SMB market in the U.S. for IP Telephony services generated about $300M. By 2009, this market is expected to explode to almost $4.5B.

     Although VoIP deployment within large enterprise and residential markets is moving forward rapidly, the adoption of VoIP for use in Small Offices has, until now, been lagging. Given that this is a huge market that could benefit significantly from the inherent cost-savings, flexibility and productivity gains of VoIP, offering a product that allows Small Offices to migrate to VoIP without the risks of a forklift equipment upgrade is extremely attractive to the Company partners.

     The Small Office market requires a total VoIP solution that is simple to understand, purchase and transition into their business operations. The Company kept these requirements in mind when building its initial product, FUSION, which allows the business owner to keep his legacy telecom equipment, doesn't change anything about the way that employees use their phones and, most importantly, doesn't jeopardize the quality and reliability they have come to expect from their phone system.

     [GRAPHIC OMITTED]

     The VAR channel that serves this market requires a solution that is easy to sell, install and support. By definition, the Company designed its products to be simple to explain, install, configure and support so as to attract the largest number of partners selling to the Small Office market. In addition, the Company started early to build relationships with major VoIP Service Providers so that the transport service could be bundled with FUSION and fast ROI scenarios could easily be demonstrated to the business customer.

RESULTS OF OPERATIONS YEAR ENDED DECEMBER 31, 2004 COMPARED TO DECEMBER 31, 2003

     As previously noted, the December 9, 2004 Acquisition has been accounted for as a reverse merger whereby NetFabric was treated as the accounting acquirer. Accordingly, the historical financial statements of NetFabric have been presented for all periods required. As NetFabric had no operations prior to 2003, the only period presented for comparison below is the period for the year ended December 31, 2004 as compared to December 31, 2003.

     NetFabric began operations in January 2003 and is still a development stage company. Therefore, NetFabric had no revenue and minimal expenses in 2003, and $612 of revenue and $1,502,260 of expenses in 2004.

     A summary of the results of operations for the years ended December 31, 2004 and 2003 is as follows:

                                                  2004                2003
                                                  ----                ----
          Revenues                                   $612                  $0
          Cost of Goods Sold                        3,126                   0
          Expenses                              1,499,746              18,565
          Net Loss                              1,502,260              18,565
          Net loss per share,
            basic and diluted                       $0.05               $0.00
          Weighted average number of shares
            outstanding basic and diluted      31,362,838          29,678,950


     Our operating activities to date have consisted primarily of developing our VoIP telephony products for the marketplace. This included the acceleration of research and development activities, hiring of additional Company personnel (primarily for research and development, but also sales and marketing personnel), development of sales and marketing programs, and filing of product patents.

     Revenue. For the twelve months ended December 31, 2004, we generated $612 in revenue compared to $0 for the twelve months ended December 31, 2003. The Company is still in the stages of early product development and does not plan to generate significant revenue from its various product lines until the fourth quarter of 2005.

     Total Expenses. Total expenses for the twelve months ended December 31, 2004 were $1,499,746 compared to $18,565 for the twelve months ended December 31, 2003. This is related to the Company accelerating its research and development and marketing and sales activities in 2004. The expenses incurred for 2004, and as compared to 2003, are set forth in greater detail below and in the accompanying consolidated financial statements attached.

     Research and Development expenses for the twelve months ended December 31, 2004 were $395,452 compared to $0 for the twelve months ended December 31, 2003. These expenses mainly represented the product development costs for the FUSION 4x4 and the 12x8 voice routers including associated engineering wages.

     General and Administrative expenses for the twelve months ended December 31, 2004 were $638,330 compared to $8,720 for the twelve months ended December 31, 2003. This is primarily due to the Company hiring significant new personnel in management, marketing, and sales among others. In addition, the Company began maintaining office space in early 2004, and incurred costs associated with this activity, such as telecom, office supplies and insurance.

     Selling expenses for the twelve months ended December 31, 2004 were $189,150 compared to $3,500 for the twelve months ended December 31, 2003. This is related primarily to the Company's personnel, participation in certain industry and trade shows as well as the development and production of marketing materials and FUSION evaluation units.

     Legal and professional fees for the twelve months ended December 31, 2004 were $93,238 compared to $6,097 for the twelve months ended December 31, 2003. These expenses related to patent protection filings, legal and accounting costs associated with the preparation of financial statements, and related to the Acquisition.

     Interest and bank charges of $175,365 for the twelve months ended December 31, 2004, represented interest accrued on bridge loans as well as the amortization of discounts on such loans arising from the allocation of a portion of the proceeds to the value of equity issued in connection with the loan agreements.

     Net Loss. For the year ended 2004, we had a net loss of $1,502,260 as compared to a net loss of $18,565 for 2003. The loss increased as we began full-fledged operations in 2004, and increased our employee headcount, operating expenses and legal and professional fees. Net loss per common share increased from $0.00 for 2003 to $0.05 for 2004.

     LIQUIDITY AND CAPITAL RESOURCES. As of December 31, 2004 we had cash of approximately $68,000. Our operating activities used approximately $1,014,000 of cash for the year ended 2004 as opposed to approximately $17,000 for the same period in 2003. The primary reason for this increase was the Company's net loss for the year ended 2004 of approximately $1,500,000. In addition, during 2004, the Company purchased approximately $180,000 of equipment and raised approximately $1,240,000 from various bridge loans and stockholder financing. During 2003, there were no fixed asset purchases and our financing activities were insignificant. As a result of the above activities, the Company had an increase in cash of approximately $50,000 for the year ended 2004.

     Macrocom has completed its financing of the Company as required under the terms of the Financing Agreement. In addition, Macrocom has the right to request repayment in cash of the principal and interest from its second bridge loan to the Company of $500,000, due April 10, 2005, and the Company may not have the cash on hand to make such payments. In any event, the Company will require additional financing for its business, and may not be able to finance its immediate business plans. Such financing may not be available to the Company on favorable terms, if at all. In addition, the Company's business strategy calls for growth internally as well as through acquisitions. To this end, the Company has decided to invest substantial funds to increase its sales and marketing resources in order to grow revenues. In order to implement this strategy, the Company will require additional funding for personnel, capital expenditures and other expenses, as well as for working capital purposes. Financing may not be available to the Company on favorable terms, if at all. If adequate funds are not available on acceptable terms, then the Company may not be able to meet its business objectives for expansion. No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred. Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

CRITICAL ACCOUNTING POLICIES

Basis of Preparation of Consolidated Financial Statements

     The consolidated financial statements include the accounts of HOC and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management's most difficult and subjective judgments include provisions for bad debts, depreciable/amortizable lives, impairment of long-lived assets, the fair value of common stock and options issued for services as well as the allocation of proceeds from the bridge loan to equity instruments and other reserves. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

Revenue Recognition

     The Company mainly sells its products through distributors and recognizes revenue when there is an executed agreement between the parties, no further obligations are required after delivery, the price is defined and the realization of the receivable is reasonably assured. Through December 31, 2004, revenues and associated gross profit from shipments to the Company's distributors are deferred until the distributors resell the products to end consumers. Shipments to distributors are made under agreements allowing price protection and limited rights to return unsold merchandise. This policy is a common practice within the industry. Accordingly, the Company receives distribution sales and inventory information regarding its products from its distributors for the purpose of determining the appropriate timing of revenue recognition.

Allowance for Doubtful Accounts

     The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. These estimated losses will be based upon historical bad debts, specific customer creditworthiness and current economic trends. If the financial condition of a customer deteriorates, resulting in the customer's inability to make payments within approved credit terms, additional allowances may be required. The Company performs credit evaluations of its customers' financial condition on a regular basis, and has not experienced any material bad debt losses to date.

Research and Development

     Research and development ("R&D") costs are expensed as incurred. These expenses include the cost of the Company's proprietary R&D efforts as well as costs incurred in connection with the Company's third-party collaboration efforts. The amounts charged to R&D in 2004 and 2003 were $395,452 and $0, respectively.

Warranties

     The Company provides a basic limited warranty for its products for one year. The Company will estimate the costs that may be incurred under its basic limited warranty and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company's warranty liability include the number of installed units, historical and anticipated rates of warranty claims and cost per claim. The Company will periodically assess the adequacy of its recorded warranty liabilities and adjust the amounts as necessary.

Stock-Based Compensation

     The Company accounts for stock options granted to employees using the intrinsic value method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related interpretations. As such, compensation expense to be recognized over the related vesting period is generally determined on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied.

Earnings (Loss) per Share

     The Company calculates earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." SFAS No. 128 computes basic earnings (loss) per share by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period plus the effects of any dilutive securities. Diluted earnings (loss) per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. The Company's potentially dilutive securities include common shares which may be issued upon exercise of its stock options, exercise of warrants or conversion of convertible debt.

     Diluted earnings (loss) per share for the years ended December 31, 2004 and 2003 exclude potential common shares of approximately 6,162,526 and 247,208, respectively, primarily related to the Company's outstanding stock options, warrants and convertible debt, because the assumed issuance of such potential common shares is antidilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

     In February 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company has not issued any financial instruments with such characteristics.

     In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN No. 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", which was issued in January 2003. Companies are required to apply FIN No. 46R to variable interests in variable interest entities ("VIEs") created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation is applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company does not have any interest in any VIE.

     In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), "Share-Based Payment", which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods beginning after June 15, 2005. The new standard will require entities to expense employee stock options and other share-based payments. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. The Company is evaluating how it will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The adoption of SFAS No. 151 is not expected to have a material impact on the Company's financial position and results of operations.

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's financial position and results of operations.

                                  RISK FACTORS

     Our business faces risks. These risks include those described below and may include additional risks of which we are not currently aware or which we currently do not believe are material. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could be adversely affected. These risks should be read in conjunction with the other information set forth in this report.

THE COMPANY MAY BE UNABLE TO FUND FUTURE GROWTH

     Macrocom has completed its financing of the Company as required under the terms of the Financing Agreement. In addition, Macrocom has the right to request repayment in cash of the principle and interest from its second bridge loan to the Company of $500,000, due April 10, 2005. In any event, The Company will require additional financing for its business, and may not be able to finance its immediate business plans. Such financing may not be available to the Company on favorable terms, if at all. In addition, The Company's business strategy calls for growth internally as well as through acquisitions. To this end, the Company has decided to invest substantial funds to increase its sales and marketing resources in order to grow revenues. In order to implement this strategy, the Company will require additional funding for personnel, capital expenditures and other expenses, as well as for working capital purposes. Financing may not be available to the Company on favorable terms, if at all. If adequate funds are not available on acceptable terms, then the Company may not be able to meet its business objectives for expansion. No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred. Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

THE COMPANY HAS A HISTORY OF LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE

     The Company has a history of net losses and from January 1, 2003 (date of inception) through December 31, 2004 has a deficit accumulated during the development stage of $1,520,825. Further, developing the Company's business strategy and expanding the Company's services will require significant additional capital and other expenditures. Accordingly, if the Company is not able to raise capital or increase its revenue, it may never generate sufficient cash to achieve or sustain profitability.

THE COMPANY'S GROWTH MAY BE LIMITED IF IT IS UNABLE TO ATTRACT AND RETAIN QUALIFIED PERSONNEL

     The Company believes that its success depends largely on its ability to attract and retain highly-skilled and qualified technical, managerial and marketing personnel. The market for highly skilled engineering, sales, marketing and support personnel is highly competitive as a result of the limited availability of technically-qualified personnel with the requisite understanding of the markets which the Company serves. The inability to hire or retain qualified personnel may hinder the Company's ability to implement its business strategy and may harm its business.

THE COMPANY IS EXPOSED TO THE GENERAL CONDITION OF THE TELECOMMUNICATIONS MARKET

     The Company's business is subject to global economic conditions, and in particular, market conditions in the telecommunications industry. The Company's operations may be adversely affected by the continued declines in capital spending from telecommunications service providers. If global economic conditions worsen, or if the prolonged slowdown in the telecommunications industry continues, then the Company may experience adverse operating results.

THE COMPANY'S NEED TO INVEST IN RESEARCH AND DEVELOPMENT COULD HARM THE COMPANY'S OPERATING RESULTS

     The Company's industry is characterized by the need for continued investment in research and development. If the Company fails to invest sufficiently in research and development, the Company's products may become less attractive to potential customers, resulting in a material adverse effect on the Company's results of operations and financial condition. As a result of the Company's need to maintain or increase its spending levels in this area, the Company's operating results could be materially harmed if the Company's revenue falls below expectations. In addition, as a result of the need for research and development and technological innovation, the Company's operating costs may increase in the future.

INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS AGAINST THE COMPANY, EVEN WITHOUT MERIT, COULD REQUIRE THE COMPANY TO ENTER INTO COSTLY LICENSES OR DEPRIVE THE COMPANY OF THE TECHNOLOGY IT NEEDS

     The Company's industry is technology intensive. As the number of competitors in the Company's target markets increases and the functionality of the products produced by such competitors further overlaps, third parties may claim that the technology the Company develops or licenses infringes on their proprietary rights. Any claims against the Company or any of its subsidiaries may affect the Company's business, results of operations and financial conditions. Any infringement claims, even those without merit, may require the Company to pay damages or settlement amounts or require the Company to develop non-infringing technology or enter into costly royalty or licensing agreements to avoid service implementation delays. Any litigation or potential litigation may result in product delays, increased costs or both. If successful, a claim of product infringement could completely deprive the Company of the technology it needs.

DEFECTS IN THE COMPANY'S PRODUCTS MAY ADVERSELY AFFECT THE COMPANY'S SALES AND EXPOSE THE COMPANY TO COSTLY LEGAL CLAIMS

     The Company's business strategy calls for the development of new products and product enhancements which may from time to time contain defects or result in failures that the Company did not detect or anticipate when introducing such products or enhancements to the market. In addition, the markets in which the Company's products are used are characterized by a wide variety of standard and non-standard configurations and by errors, failures and bugs in third-party platforms that can impede proper operation of the Company's products. Despite product testing by the Company, defects may still be discovered in some new products or enhancements after the products or enhancements are delivered to customers. The occurrence of these defects could result in product returns, adverse publicity, loss of or delays in market acceptance of the Company's products, delays or cessation of service to the Company's customers or legal claims by customers against the Company.

     To the extent that contractual provisions limit the Company's exposure to legal claims are unenforceable or such claims are not covered by insurance, a successful products liability claim could have a material adverse effect on the Company's business, results of operations and financial condition.

THE COMPANY'S DEPENDENCE ON CONTRACT MANUFACTURERS AND SUPPLIERS MAY RESULT IN PRODUCT DELIVERY DELAYS

     The Company currently uses contract manufacturers to manufacture its products. the Company's reliance on contract manufacturers involves a number of risks, including the absence of adequate capacity, the unavailability of, or interruptions in access to necessary manufacturing processes and reduced control over delivery schedules. If the Company's manufacturers are unable or unwilling to continue manufacturing the Company's products and components in required volumes, the Company will have to identify one or more acceptable alternative manufacturers. Furthermore, the use of new manufacturers may cause significant interruptions in supply if the new manufacturers have difficulty manufacturing products to the Company's specifications. Further, the introduction of new manufacturers may increase the variance in the quality of the Company's products. In addition, the Company relies upon third-party suppliers of specialty components, some of which are single-sourced and intellectual property used in its products. It is possible that a component needed to complete the manufacture of the Company's products may not be available at acceptable prices or on a timely basis, if at all. Inadequate supplies of components, or the loss of intellectual property rights, may affect the Company's ability to deliver products to its customers. Any significant interruption in the supply of the Company's products could result in the reduction of product sales to customers, which in turn could permanently harm the Company's reputation in the industry.

THE COMPANY'S PRODUCTS MAY NOT ACHIEVE ACCEPTANCE IN THE MARKETPLACE

     The Company intends to offer a line of VoIP products and services targeted at the small and medium sized business market. The markets for these products are relatively new, unpredictable and rapidly evolving. Lack of acceptance in the marketplace for these new products could have a material adverse effect on the Company's business, results of operations and financial condition.

IF THE COMPANY MUST MAKE DESIGN CHANGES TO ITS PRODUCT LINES, THEN THE COMPANY'S SALES ARE LIKELY TO SUFFER, AND THE COMPANY MAY BE EXPOSED TO LEGAL CLAIMS

     The Company's business strategy calls for the development of new products and product enhancements which may from time-to-time be subject to design changes that the Company did not anticipate when introducing such products or enhancements to the market. In addition, the markets in which the Company's products are used are characterized by a wide variety of standard and non-standard configurations and by errors, failures and bugs in third-party platforms that can impede proper operation of the Company's products. Despite product testing by the Company, design changes may still be required in some new products or enhancements after the products or enhancements are delivered to customers. The need for these changes could result in product returns, adverse publicity, loss of or delays in market acceptance of the Company's products, delays or cessation of service to the Company's customers or legal claims by customers against the Company.

     To the extent that contractual provisions that limit the Company's exposure to legal claims are unenforceable or such claims are not covered by insurance, a successful products liability claim could have a material adverse effect on the Company's business, results of operations and financial condition.

THE COMPANY NEEDS TO DEVELOP NEW PRODUCTS AND ENHANCEMENTS IN ORDER TO PREVENT THE RISK OF OBSOLESCENCE

     The Company's industry is characterized by the need for continued investment in new products and enhancements and upgrades to its existing product line. If the Company fails to produce new and improved functionality, then the Company's products could become less attractive to potential customers, which could have a material adverse effect on the Company's results of operations and financial condition.

THE COMPANY IS DEVELOPING ITS ACCOUNTING AND REPORTING CONTROLS AND HAS LIMITED RESOURCES

     HOC only has two employees responsible for the accounting and reporting functions for the HOC. In addition, both the Chief Financial Officer and Vice President of Finance are part time employees of the Company. As a result, the Company currently has limited segregation of duties regarding the Company's accounting and reporting functions. Management recognizes this limited segregation of duties as a potential deficiency in the Company's internal controls and is implementing procedures to mitigate this deficiency. HOC will undertake additional remedial measures in the first half of 2005.

THE COMPANY MAY BE AFFECTED BY GOVERNMENT REGULATION

     The government has thus far avoided introducing regulation into the VoIP industry. On October 19, 2004, Michael Powell, former Chairman of the FCC, stated his intention to wrest control of VoIP from the states and make it subject to federal control, with initial proposals that would contain as few VoIP regulations as possible. On November 9, 2004, the FCC in a 4 to 1 vote did take jurisdiction over IP telephony away from the states. Powell called the Commission's vote to exempt Vonage Holdings Corporation's VoIP telephone service from Minnesota telephone taxes and certification standards "a landmark decision". It therefore appears that in the near future the industry will be unregulated at the state level and minimally regulated at the federal level. However, if government regulation is imposed that affects VoIP deployment or reduces or eliminates the cost savings of VoIP, this could materially detract from the commercial viability of the Company's products.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE

     The market price of our common stock may experience significant volatility as a result of a number of factors, many of which are outside of our control. Each of the risk factors listed in this "Risk Factors" section, and the following factors, may affect our operating results:

     o our quarterly results and ability to meet analysts' and our own published expectations;

     o    our ability to continue to attract and retain customers;

     o the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our businesses, operations and infrastructure;

     o    patents issued or not issued to us or our competitors;

     o announcements of technological innovations, new services or service enhancements, strategic alliances, mergers, acquisitions, dispositions or significant agreements by us or by our competitors;

     o commencement or threat of litigation or new legislation or regulation that adversely affect our business;

     o general economic conditions and those economic conditions specific to the Internet and Internet advertising;

     o our ability to keep our products and services operational at a reasonable cost and without service interruptions;

     o    recruitment or departure of key personnel;

     o    geopolitical events such as war, threat of war or terrorist actions;
          and

     o sales of substantial amounts of our common stock, including shares issued upon the exercise of outstanding options or warrants.

     Because our business is changing and evolving, our historical operating results may not be useful to you in predicting our future operating results. In addition, the stock market has experienced significant price and volume fluctuations that particularly have affected the trading prices of equity securities of many telecommunications companies. Frequently, these price and volume fluctuations have been unrelated to the operating performance of the affected companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. This type of litigation, regardless of the outcome, could result in substantial costs and a diversion of management's attention and resources, which could materially adversely affect our business, prospects, financial condition and results of operations.

OUR CERTIFICATE OF INCORPORATION AUTHORIZES US TO ISSUE ADDITIONAL SHARES OF STOCK, WHICH COULD IMPEDE A CHANGE OF CONTROL THAT IS BENEFICIAL TO OUR STOCKHOLDERS

     We are authorized to issue up to 50 million shares of common stock that may be issued by our board of directors for such consideration as they may consider sufficient without seeking stockholder approval, subject to stock exchange rules and regulations. Our certificate of incorporation also authorizes us to issue up to 5 million shares of preferred stock and 5 million shares of preference stock, the rights and preferences of which may be designated by our board of directors. These designations may be made without stockholder approval. The designation and issuance of preferred stock in the future could create additional securities that have dividend and liquidation preferences prior in right to the outstanding shares of common stock. These provisions could be used by our board to impede a non-negotiated change in control, even though such a transaction may be beneficial to holders of our securities, and may deprive you of the opportunity to sell your shares at a premium over prevailing market prices for our common stock. The potential inability of our stockholders to obtain a control premium could reduce the market price of our common stock.

WE DO NOT INTEND TO PAY FUTURE CASH DIVIDENDS

     We have never paid cash dividends and currently do not intend to pay cash dividends on our common stock at any time in the near future. We may never pay cash dividends or distributions on our common stock. Whether we pay cash dividends in the future will be at the discretion of our board of directors and will be dependent on our financial condition, results of operations, capital requirements and any other factors that the board of directors decides are relevant.

ITEM 7.   FINANCIAL STATEMENTS

     Information in response to this item is set forth in the Financial Statements, beginning on Page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A.  CONTROLS AND PROCEDURES

     Our disclosure controls and procedures are designed to ensure that material information relating to the Company are made known to our Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO") and others in the Company involved in the preparation of this annual report, by others within the Company. Our CEO and CFO have reviewed our disclosure controls and procedures as of March 31, 2004 and have concluded that they are effective. There were no significant changes in our internal controls or other factors that could significantly affect our internal controls subsequent to the last date they were reviewed by our CEO and CFO.

                            HOUSTON OPERATING COMPANY

                          INDEX TO FINANCIAL STATEMENTS


Report of Independent  Registered  Public  Accounting Firm                   F-2
  of J.H. Cohn LLP

Consolidated financial statements:

     Consolidated Balance Sheets, December 31, 2004 and 2003                 F-3

     Consolidated Statements of Operations, for the years ended              F-4
       December 31, 2004 and 2003 and for the period from inception (January 1, 2003) to December 31, 2004

     Consolidated Statements of Stockholders' Equity (Deficit),              F-5
       for the years ended December 31, 2004 and 2003
       and for the period from inception (January 1, 2003)
       to December 31, 2004

     Consolidated Statements of Cash Flows, for the years ended              F-6
       December 31, 2004 and 2003 and for the period from inception (January 1, 2003) to December 31, 2004

     Notes to Consolidated financial statements                       F-7 - F-18

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Houston Operating Company

We have audited the accompanying consolidated balance sheets of Houston Operating Company (a development stage company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years then ended, and for the period from inception (January 1, 2003) to December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Houston Operating Company as of December 31, 2004 and 2003, and its consolidated results of operations and cash flows for each of the years then ended, and for the period from inception (January 1, 2003) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the development stage, has had net losses from inception and has working capital and net capital deficiencies. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might results from the outcome of this uncertainty.

                                             /s/ J.H. Cohn LLP
                                             -----------------------------------

Jericho, New York
March 30, 2005

HOUSTON OPERATING COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

                                                             DECEMBER 31, 2004     DECEMBER 31, 2003
                                                             -----------------     -----------------
ASSETS

CURRENT ASSETS:
     Cash                                                    $          67,719        $      18,053
     Trade accounts receivable                                          18,284                    -
     Inventory                                                          72,025                    -
     Due from stockholders                                                   -                   90
     Prepaid expenses                                                   70,626                2,354
                                                             ------------------       --------------

     Total current assets                                              228,654               20,497

Property and equipment, net                                            171,931                    -
Other assets                                                            43,053                5,665
Deferred offering costs                                                368,683                    -
                                                             ------------------       --------------

     TOTALS                                                  $         812,321        $      26,162
                                                             ==================       ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Bridge loans, net of unamortized discount               $         749,659        $           -
     Loans payable to stockholder                                       32,639               10,000
     Accounts payable and accrued liabilities                          281,389                  248
     Deferred revenue                                                   18,284                    -
                                                             ------------------       --------------

     Total current liabilities                                       1,081,971               10,248
                                                             ------------------       --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):

     Common Stock, $.001 par value, 50,000,000 shares                   34,652               29,830
     authorized, 34,652,204 and 29,829,758 shares issued an
     outstanding
     Additional paid-in capital                                      1,216,523                4,649
     Deficit accumulated during the development stage               (1,520,825)             (18,565)
                                                             ------------------       --------------

     Total stockholders' equity (deficit)                             (269,650)              15,914
                                                             ------------------       --------------

     TOTALS                                                  $         812,321        $      26,162
                                                             ==================       ==============


                 See Notes to Consolidated Financial Statements

HOUSTON OPERATING COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 2004 AND 2003
AND FOR THE PERIOD FROM INCEPTION (JANUARY 1, 2003) TO DECEMBER 31, 2004
--------------------------------------------------------------------------------

                                                                                For the period
                                                                               from inception
                                                                               (January 1, 2003)
                                                                                to December 31,
                                                   2004            2003              2004
                                               -------------   -------------   -----------------


REVENUES                                       $        612    $          -     $         612
COST OF GOODS SOLD                                    3,126               -             3,126
                                               -------------   -------------    --------------
GROSS LOSS                                           (2,514)              -            (2,514)
EXPENSES:
                                               -------------   -------------    --------------
     Research and development                       395,452               -           395,452
     Selling expenses                               189,150           3,500           192,650
     General and administrative expenses            638,330           8,720           647,050
     Legal and professional expenses                 93,238           6,097            99,335
     Interest and bank charges                      175,365             248           175,613
     Depreciation and amortization                    8,211               -             8,211
                                               -------------   -------------    --------------
Net loss before provision for income taxes     $ (1,502,260)   $    (18,565)    $  (1,520,825)
Provision (credit) for income taxes                       -               -                 -
                                               -------------   -------------    --------------

NET LOSS                                       $ (1,502,260)   $    (18,565)    $  (1,520,825)
                                               =============   =============    ==============

Net loss per share, basic and diluted          $      (0.05)   $      (0.00)
                                               =============   =============
Weighted average number of shares outstanding
basic and diluted                                 31,362,838      29,678,950
                                               =============   =============


                 See Notes to Consolidated Financial Statements

HOUSTON OPERATING COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
AND FOR THE PERIOD FROM INCEPTION (JANUARY 1, 2003) TO DECEMBER 31, 2004
--------------------------------------------------------------------------------

                                                                                                       DEFICIT
                                                                                                     ACCUMULATED        TOTAL
                                                                  COMMON STOCK         ADDITIONAL     DURING THE     STOCKHOLDERS'
                                                           ------------------------     PAID-IN      DEVELOPMENT       EQUITY
                                                            SHARES        PAR VALUE     CAPITAL         STAGE         (DEFICIT)
                                                           ----------    ----------    ----------    -----------     -----------

BALANCES AT JANUARY 1, 2003 (INCEPTION)                             -    $        -    $        -    $         -     $         -

     Sale of common stock to founders at $0.000 per share  29,664,953        29,665       (29,575)             -              90
     Sale of common stock to investor at $0.152 per share     164,805           165        24,835              -          25,000
     Issuance of options to purchase common stock
     to non-employees for services                                  -             -         9,389              -           9,389
     Net loss                                                       -             -             -        (18,565)        (18,565)
                                                           -----------   -----------   -----------   ------------    ------------
BALANCES AT DECEMBER 31, 2003                               29,829,758        29,830         4,649        (18,565)         15,914
                                                           ===========   ===========   ===========   ============    ============

     Sale of common stock to investors at $0.152 per share   1,648,053         1,648       248,352              -         250,000
     Issuance of common stock to landlord in lieu of
     rent at $0.152 per share                                 659,221           659        99,341              -         100,000
     Issuance of options to purchase common stock
     to non-employees for services                                  -             -       115,719              -         115,719
     Common stock issued in connection with share
     exchange at $0.001 per share                           1,765,172         1,765       (30,874)             -         (29,109)
     Allocation of proceeds from bridge loans to
     common stock at $0.823 per share                         500,000           500       410,903              -         411,403
     Value of shares and warrants issued in
     connection with financing commitment
     at $1.475 per share                                      250,000           250       368,433              -         368,683
    Net loss                                                        -             -            -      (1,502,260)     (1,502,260)
                                                           -----------   -----------   -----------   ------------    ------------
BALANCES AT DECEMBER 31, 2004                              34,652,204    $   34,652    $1,216,523    $(1,520,825)    $  (269,650)
                                                           ===========   ===========   ===========   ============    ============


                 See Notes to Consolidated Financial Statements

HOUSTON OPERATING COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 AND FOR THE PERIOD FROM INCEPTION (JANUARY 1, 2003) TO DECEMBER 31, 2004
--------------------------------------------------------------------------------

                                                                                               FOR THE PERIOD FROM
                                                                                              INCEPTION (JANUARY 1,
                                                                                                    2003) TO
                                                             2004                2003           DECEMBER 31, 2004
                                                        --------------      --------------    ---------------------
OPERATING ACTIVITIES
     Net loss                                           $   (1,502,260)     $      (18,565)     $     (1,520,825)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
          Issuance of common stock for services                100,000                   -               100,000
          Amortization of options issued to                     60,059               1,370                61,429
          non-employees for services
          Amortization of debt discount                        161,062                   -               161,062
          Depreciation and amortization                          8,211                   -                 8,211
          Changes in operating assets and liabilities:
             Inventory                                         (72,025)                  -               (72,025)
             Trade accounts receivable                         (18,284)                  -               (18,284)
             Prepaid expenses                                  (50,000)                  -               (50,000)
             Accounts payable and accrued liabilities          281,141                 248               281,389
             Deferred revenue                                   18,284                   -                18,284
                                                        ---------------     --------------      -----------------
     Net cash used in operating activities                  (1,013,812)            (16,947)           (1,030,759)
                                                        ---------------     ---------------     -----------------

INVESTING ACTIVITIES
     Purchases of property and equipment                      (180,142)                  -              (180,142)
     Decrease (Increase) in due from stockholder                    90                 (90)                    -
                                                        ---------------     ---------------     -----------------
     Net cash used in investing activities                    (180,052)                (90)             (180,142)
                                                        ---------------     ---------------     -----------------

FINANCING ACTIVITIES
     Proceeds from issuance of common stock                    250,000              25,090               275,090
     Repayment of loan payable to stockholder                   (6,470)             10,000                 3,530
     Proceeds from bridge loans                              1,000,000                   -             1,000,000
                                                        ---------------     ---------------     -----------------
     Net cash provided by financing activities               1,243,530              35,090             1,278,620
                                                        ---------------     ---------------     -----------------
NET INCREASE IN CASH                                            49,666              18,053                67,719
CASH AT BEGINNING OF PERIOD                                     18,053                   -                     -
                                                        ---------------     ---------------     ----------------
CASH AT END OF PERIOD                                   $       67,719      $       18,053      $         67,719
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest expense                     $            -      $            -      $              -
                                                        ---------------     ---------------     -----------------
     Cash paid for income taxes                         $            -      $            -      $              -
                                                        ---------------     ---------------     -----------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
     Net liabilities of Houston Operating
     Company assumed in share exchange                  $      (29,109)     $            -      $        (29,109)
                                                        ---------------     ---------------     -----------------
     Fair value of options issued to non-employees
     for services initially deferred                    $      115,719      $        9,389      $        125,108
                                                        ---------------     ---------------     -----------------
     Imputed discount on bridge loans relating to       $      411,403      $            -      $        411,403
     warrants issued and beneficial conversion feature  ---------------     ---------------     -----------------

     Value of shares and warrants issued in             $      368,683      $            -      $        368,683
     connection with financing commitment               ---------------     ---------------     -----------------



                 See Notes to Consolidated Financial Statements

HOUSTON OPERATING COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

     Houston Operating Company ("HOC") was incorporated under the laws of the State of Delaware on August 31, 1989. On December 9, 2004, HOC entered into an Exchange Agreement (the "Acquisition Agreement" or "Share Exchange") with all of the stockholders of NetFabric Corporation ("NetFabric") (see
     Note 7) whereby HOC issued common stock and acquired all of the issued and outstanding common stock of NetFabric and NetFabric became a wholly-owned subsidiary of HOC (HOC and NetFabric are referred to collectively as the "Company"). Upon the completion of merger the NetFabric stockholders controlled approximately 95% of the then issued and outstanding common stock, NetFabric's business activities were the activities of the merged Company and HOC was a shell corporation without any operations. As a result of these factors, this transaction has been treated as a reverse merger, and a capital transaction, equivalent to the issuance of stock by NetFabric for HOC's net assets and accordingly the historical financial statements prior to December 9, 2004 are those of NetFabric. All shares and per share data prior to the merger have been restated to reflect the stock issuances and related recapitalization. HOC, as the Registrant, has applied to change its name to NetFabric, Inc. (Note 11).

     All the share and per share amounts have been retroactively adjusted to reflect the 3.2961 to 1 exchange of shares occurring in connection with the merger of HOC and NetFabric.

     NetFabric, a Delaware corporation incorporated on December 17, 2002, began operations in July 2003. As no activities occurred for the period from December 17, 2002 through December 31, 2002, the presentation of the accompanying consolidated financial statements commences on January 1, 2003. NetFabric develops and markets a family of Internet Protocol ("IP") appliances that simplifies the integration of standard telephone systems with an IP infrastructure. NetFabric's products deliver productivity gains and significant cost reductions, while maintaining Public Switched Telephone Network ("PSTN") class reliability and ease of use. NetFabric is in the process of obtaining patents for the underlying technology. NetFabric provides progressive upgrades in both the PSTN and Voice Over Internet Protocol ("VoIP")" solutions principally used in the large residential marketplace and small and medium sized businesses. NetFabric develops and sells IP Telephony Service Adaptors ("IP TSA"), products that connect to the trunk side of existing standard phone systems and provide the functionality of an IP phone system, at a fraction of the cost with virtually no risk of system failure. FUSION, NetFabric's principal product line, uses an external VoIP gateway to facilitate its use with any service provider utilizing any protocol.

     NetFabric has not generated significant revenue and is considered to be a development stage company and as such the consolidated financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7.

     The accompanying consolidated financial statements have been prepared on a going concern basis. As shown in the accompanying consolidated financial statements, the Company has incurred losses in the development stage totaling $1,520,825 and has a working capital deficit of $853,317 at December 31, 2004. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Management recognizes that the Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow the Company to continue the development of its business plan and satisfy its obligations on a timely basis. Management believes that such cash flows will be funded by additional equity and/or debt financings through the time in which the Company evolves from the development stage and generates sufficient positive cash flows from its operations. However, there can be no assurance that management's plans will be able to be achieved.

HOUSTON OPERATING COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

     BASIS OF PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements include the accounts of HOC and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management's most difficult and subjective judgments include provisions for bad debts, depreciable/amortizable lives, impairment of long-lived assets, the fair value of common stock and options issued for services as well as the allocation of proceeds from the bridge loan to equity instruments and other reserves. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

     REVENUE RECOGNITION

     The Company mainly sells its products through distributors and recognizes revenue when there is an executed agreement between the parties, no further obligations are required after delivery, the price is defined and the realization of the receivable is reasonably assured. Through December 31, 2004, revenues and associated gross profit from shipments to the Company's distributors are deferred until the distributors resell the products to end consumers. Shipments to distributors are made under agreements allowing price protection and limited rights to return unsold merchandise. This policy is a common practice within the industry. Accordingly, the Company receives distribution sales and inventory information regarding its products from its distributors for the purpose of determining the appropriate timing of revenue recognition.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. These estimated losses will be based upon historical bad debts, specific customer creditworthiness and current economic trends. If the financial condition of a customer deteriorates, resulting in the customer's inability to make payments within approved credit terms, additional allowances may be required. The Company performs credit evaluations of its customers' financial condition on a regular basis, and has not experienced any material bad debt losses to date.

     INVENTORY

     Inventory consists primarily of finished goods and purchased electronic components, and is stated at the lower of cost or market. Cost is determined by using the first-in, first-out method.

     CASH AND CASH EQUIVALENTS

     The company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

     PROPERTY AND EQUIPMENT

     Property and equipment, consisting principally of computer equipment and capitalized purchased software programs, are recorded at cost. Depreciation and amortization are provided for, using straight-line methods, in amounts sufficient to relate the cost of depreciable and amortizable assets to operations over their estimated useful lives. Repairs and maintenance are charged to operations as incurred.

HOUSTON OPERATING COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company has adopted Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires that certain costs incurred or purchasing or developing software for internal use be capitalized as internal use software development costs and are included in fixed assets. Amortization begins when the software is ready for its intended use.

     LONG-LIVED ASSETS

     Long-lived assets, including property and equipment and intangible assets with finite lives, are monitored and reviewed for impairment in value whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimated cash flows are based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to factors such as technological changes, economic conditions, and changes in the Company's business model or operating performance. If the sum of the undiscounted cash flows (excluding interest) is below the carrying value, an impairment loss is recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. Through December 31, 2004, no write-downs of long-lived assets have been recognized.

     CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company reduces credit risk by placing its temporary cash and investments with major financial institutions with high credit ratings. At times, such amounts may exceed federally insured limits. The Company reduces credit risk related to accounts receivable by routinely assessing the financial strength of its customers and maintaining an appropriate allowance for doubtful accounts.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair values of the Company's assets and liabilities that qualify as financial instruments under statement of financial accounting standards ("SFAS") No. 107 approximate their carrying amounts presented in the balance sheets at December 31, 2004 and 2003.

     RESEARCH AND DEVELOPMENT

     Research and development ("R&D") costs are expensed as incurred. These expenses include the cost of the Company's proprietary R&D efforts as well as costs incurred in connection with the Company's third-party collaboration efforts. The amounts charged to R&D in 2004 and 2003 were $395,452 and $0, respectively.

     WARRANTIES

     The Company provides a basic limited warranty for its products for one year. The Company will estimate the costs that may be incurred under its basic limited warranty and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company's warranty liability include the number of installed units, historical and anticipated rates of warranty claims and cost per claim. The Company will periodically assess the adequacy of its recorded warranty liabilities and adjust the amounts as necessary.

     STOCK-BASED COMPENSATION

     The Company accounts for stock options granted to employees using the intrinsic value method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued

HOUSTON OPERATING COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     to Employees" ("APB Opinion No. 25"), and related interpretations. As such, compensation expense to be recognized over the related vesting period is generally determined on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income
     (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied.

     The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS No. 123. If compensation expense for stock options awarded to employees had been determined in accordance with SFAS No. 123, the Company's pro forma net loss would have been as follows:

                                                     Year ended December 31,
                                                       2004          2003
                                                   ------------    ---------

     Pro forma net loss, as reported               $(1,502,260)    $(18,565)
     Stock-based employee compensation expense
     determined under fair value method                128,486            -
                                                   ------------    ---------

     Pro forma net loss, as adjusted               $(1,630,746)    $(18,565)
                                                   ------------    ---------


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: For the year ended December 31, 2004, dividend yield of 0%, risk-free interest rate of 3.50%, volatility of 100% and expected life of approximately five years. For the year ended December 31, 2003, dividend yield of 0%, risk-free interest rate of 2.27%, volatility of 100% and expected life of approximately five years. The estimated value of the options is amortized over their vesting periods of one to four years for pro forma disclosure only.

     In accordance with SFAS No. 123, the Company will also recognize the cost of shares, options, warrants and other equity instruments issued to nonemployees as consideration for services as expense over the periods in which the related services are rendered by a charge to compensation cost and a corresponding credit to additional paid-in capital. Generally, cost will be determined based on the fair value of the equity instruments at the date of issuance, estimated based on the Black-Scholes option-pricing model, which meets the criteria set forth in SFAS No. 123, and the assumption that all of the options or other equity instruments will ultimately vest. The effect of actual forfeitures will be recognized as they occur.

     INCOME TAXES

     Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible.

     EARNINGS (LOSS) PER SHARE

     The Company calculates earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." SFAS No. 128 computes basic earnings (loss) per share by dividing the net income (loss) by the weighted average number

HOUSTON OPERATING COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     of shares of common stock outstanding during the period. Diluted earnings
     (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period plus the effects of any dilutive securities. Diluted earnings (loss) per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. The Company's potentially dilutive securities include common shares which may be issued upon exercise of its stock options, exercise of warrants or conversion of convertible debt.

     Diluted earnings (loss) per share for the years ended December 31, 2004 and 2003 exclude potentially issuable common shares of approximately 6,162,526 and 247,208, respectively, primarily related to the Company's outstanding stock options, warrants and convertible debt, because the assumed issuance of such potential common shares is antidilutive.

     COMPREHENSIVE INCOME (LOSS)

     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. The statement requires additional disclosures in the consolidated financial statements for certain items; it does not affect the Company's financial position or results of operations. The Company had no items for Comprehensive Income during 2004 and 2003.

     SEGMENT REPORTING

     The Company determines and discloses its segments in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which uses a "management" approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of a company's reportable segments. SFAS No. 131 also requires disclosures about products or services, geographic areas and major customers. The Company's management reporting structure provides for only one reportable segment and accordingly, no separate segment information is presented.

     RECENT ACCOUNTING PRONOUNCEMENTS ISSUED, NOT ADOPTED

     In February 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company has not issued any financial instruments with such characteristics.

     In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN No. 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", which was issued in January 2003. Companies are required to apply FIN No. 46R to variable interests in variable interest entities ("VIEs") created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation is applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and noncontrolling interest

HOUSTON OPERATING COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     of the VIE. The Company does not have any interest in any VIE.

     In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), "Share-Based Payment", which amends FASB Statement No. 123 and will be effective for public companies that are small business issuers for interim or annual periods beginning after December 15, 2005. The new standard will require entities to expense employee stock options and other share-based payments. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. The Company is evaluating how it will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The adoption of SFAS No. 151 is not expected to have a material impact on the Company's financial position and results of operations.

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's financial position and results of operations.

3.   PROPERTY AND EQUIPMENT, NET

     Property and equipment, net, consists of the following at December 31, 2004:


                                                     2004
                                                -------------
          Equipment                               $ 14,452
          Purchased software                        75,440
          Software development                      90,250
                                                -------------
                                                   180,142

          Less:  Accumulated depreciation            8,211
          and amortization                      -------------
                                                  $171,931
                                                =============


HOUSTON OPERATING COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following at December 31, 2004 and 2003:

                                              2004                2003
                                       ------------------- -------------------
          Trade accounts payable             $185,638             $248
          Accrued professional fees            74,273                -
          Accrued interest payable             13,796                -
          Advances from customers               7,682                -
                                       ------------------- -------------------
                                             $281,389             $248
                                       =================== ===================


5.   BRIDGE LOANS

     Bridge loans consist of the following as of December 31, 2004:

                                                                2004
                                                        ---------------------
          Loan I, due January 18, 2005                       $ 500,000
          Loan II, due April 12, 2005                          500,000
                                                        ---------------------
                                                             1,000,000
          Less:  Unamortized debt discount                   (250,341)
                                                        ---------------------
                                                             $ 749,659
                                                        =====================


     On July 22, 2004, NetFabric entered into a Financing Agreement which was amended on December 2, 2004 (the "Financing Agreement") with Macrocom Investors, LLC, ("Macrocom") whereby Macrocom provided a loan to NetFabric in the amount of $500,000 ("Loan I") for a period of 180 days from the original date of the Financing Agreement ("Due Date") at an annual simple interest rate of 5%. On the Due Date, the Company has the option to repay the principal in cash or in kind by issuing 1,000,000 shares of common (Note 11). In either event, the interest on Loan I is payable in cash on the Due Date. In connection with the Financing Agreement the Company issued to Macrocom 250,000 shares of common stock as additional consideration for Loan I in December 2004.

     On October 14, 2004, NetFabric and Macrocom entered into a loan agreement which was amended on December 2, 2004 (the "Loan Agreement"), whereby Macrocom agreed to loan an additional $500,000 to NetFabric ("Loan II" or the "Second Loan"), due 180 days from the original date of the Loan Agreement ("Second Due Date") at an annual simple interest rate of 5%. On the Second Due Date, at the option of Macrocom, Macrocom can convert the principal of the Second Loan into 1,000,000 shares of common stock or demand repayment of the principal in cash. In either event, the interest on the Second Loan is payable in cash on the Second Due Date. In addition, in December 2005 the Company issued to Macrocom 250,000 shares of common stock as additional consideration for the Second Loan.

     Since the actual issuance and availability of HOC common stock at the time of the NetFabric Financing and Loan Agreements was contingent upon the consummation of a share exchange transaction with a then unidentified entity, the Post Closing Stock, as defined, issued as additional consideration was initially valued based on the estimate of the value of the entity that would result after such a merger. The Company allocated the proceeds of each loan to the computed relative value of the debt and equity components of each bridge loan. The initial amount allocated to the equity component was recorded as a debt discount at the date of issuance of the respective notes and is amortized to interest expense using the effective interest method over the stated terms of the respective notes. Upon consummation of the Share Exchange, the contingency regarding the issuance of the Post Closing Stock relating to the Financing Agreement and Loan Agreement

HOUSTON OPERATING COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     was resolved and a final value was computed for the additional consideration, and the debt discount recorded was revised and is being amortized over the remaining terms of the respective notes. In addition, the Loan Agreement, as a result of the debt discount and the conversion feature had a beneficial conversion feature embedded in the security, which beneficial conversion feature had a value that was also contingent upon the consummation of a share exchange transaction. A further discount to the debt was recorded for the value of the beneficial conversion feature upon the resolution of the contingency when the Post Closing Stock became available for possible conversion. As a result of these transactions, total debt discounts for the bridge loans, including the value of the beneficial conversion feature, of $411,403 were recorded, of which $161,062 was amortized into interest expense during the year ended December 31, 2004 and $250,341 is recorded as a discount on the debt and offset against the carrying value as of December 31, 2004, which remaining discount will be amortized into interest expense over the remaining terms of the respective notes.

     In addition to the bridge loan transactions described above, Macrocom has also entered into a commitment to purchase common stock of HOC subsequent to the Closing Date, under certain terms. Under this arrangement, Macrocom received 250,000 shares of common stock and a six-month warrant to purchase 2,000,000 shares of common stock at a purchase price of $1,500,000, provided that the closing price of the merged entity's common stock on the day immediately preceding the exercise of the warrant is less than $2.00 per share. The value of the additional consideration paid to Macrocom as part of this financing commitment, totaling $368,683, has been record as deferred offering costs as of December 31, 2004 on the accompanying consolidated balance sheet, and will be offset against the proceeds of the additional purchases of common stock as they occur in 2005.

     Under the terms of the Financing Agreement, the Company also agreed, at its cost, to file a registration statement for the registration of the Macrocom stock with the Securities and Exchange Commission as soon as practicable but no later than 90 days following the Closing Date. If the registration statement relating to the Macrocom stock is not effective within 180 days of the Closing Date for reasons not beyond the Company's control, HOC will pay Macrocom liquidated damages of 45,000 shares of the common stock of the Company for each month or any portion thereof, until such registration statement is effective.

6.   INCOME TAXES

     A reconciliation of the statutory U.S. federal income tax rate to the Company's effective tax was as follows:

                                                                 FOR THE YEAR ENDED
                                                    DECEMBER 31, 2004        DECEMBER 31, 2003
                                                  ----------------------- -------------------------

     Statutory U.S. rate                                   34.0%                     34.0%
     State income taxes, net of federal benefit             4.0%                      4.0%
     Effect of valuation allowance                        (38.0%)                   (38.0%)
                                                  ----------------------- -------------------------

     Total income tax expense (benefit)                     0.0%                      0.0%
                                                  ----------------------- -------------------------



     Significant components of the Company's future tax assets at December 31, 2004 and 2003 are as follows:

                                                    DECEMBER 31, 2004        DECEMBER 31, 2003
                                                  ----------------------- -------------------------

     Tax effect of operating loss carryforwards           $ 672,000                 $ 8,400
     Effect of valuation allowance                         (672,000)                 (8,400)
                                                  ----------------------- -------------------------

     Net deferred tax assets                              $       -                 $     -
                                                  ----------------------- -------------------------


HOUSTON OPERATING COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     At December 31, 2004, the Company had net operating loss ("NOL") carry-forwards of approximately $1.5 million which expire through 2024, subject to certain limitations. A full valuation allowance has been established because of the uncertainty regarding the Company's ability to generate income sufficient to utilize the tax losses during the carry-forward period.

7.   STOCKHOLDERS' EQUITY

     In December 2003, the Company sold 164,805 shares of the Company's common stock along with a warrant to purchase 164,805 shares of common stock, at an exercise purchase price of approximately $0.1517 per share, resulting in aggregate proceeds of $25,000. The warrants are immediately exercisable and terminate on the earlier of (i) the fifth anniversary of the issue date or (ii) the consummation of a Qualified Public Offering, as defined.

     The Company sold an additional 1,648,053 shares of common stock at various dates through April 20, 2004. In connection with the sale of certain of these shares to other investors the Company issued 988,832 warrants on the same terms and conditions as described in the preceding paragraph. In 2004, the Company also issued 659,221 shares of common stock (valued at $100,000) as payment for certain expenses.

     On December 9, 2004, (the "Closing Date") HOC completed the Share Exchange with all of the stockholders (the "Stockholders") of NetFabric. At the closing, which occurred at the same time as the execution of the Acquisition Agreement, HOC acquired all of the issued and outstanding common stock of NetFabric from the Stockholders in exchange for an aggregate of 32,137,032 newly-issued shares of the HOC's common stock. Since the Stockholders of NetFabric received approximately 95% of the shares in the Company and HOC had no significant assets and liabilities or operations prior to the merger and the NetFabric management team continued in their existing roles at HOC, for accounting purposes the acquisition has been treated as a recapitalization of NetFabric with NetFabric as the acquirer, a reverse acquisition. Since HOC prior to the merger was a public shell corporation with no significant operations, pro-forma information giving effect to the merger is not presented.

8.   STOCK-BASED COMPENSATION

     From time to time, the Company issued stock-based compensation to its officers, directors, employees and consultants. The maximum term of options granted is generally 10 years and generally options vest over a period of one to four years. However, the Board of Directors of the Company may and has approved other vesting schedules. The Company has issued options to employees and non-employees under stock option agreements. Options may be exercised in whole or in part.

     The exercise price of the stock options granted is the fair market value of the Company's common stock as determined by the Board of Directors on the date of grant, considering factors such as the sale of stock, results of operations, and consideration of the fair value of comparable private companies in the industry. Accordingly, no charges were recognized.

     During the years ended December 31, 2004 and 2003 the Company recognized nonemployee compensation expense of $60,059 and $1,370 as a result of issuing options, respectively, which is included in general and administrative expenses on the accompanying consolidated statements of operations. The unamortized value of such stock issuances are included in prepaid expenses (for the current portion) and other assets (for the noncurrent portion) on the accompanying consolidated balance sheets. Such amounts will be amortized into expense over the respective vesting periods of the options.

     The following is a summary of the Company's stock option activity for the years ended December 31, 2004 and 2003:

HOUSTON OPERATING COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Weighted           Weighted
                                                                          Average           Average
                                                      Options         Exercise Price       Fair Value
                                                 ------------------- ------------------ -----------------

     Options outstanding January 1, 2003                      -          $   -              $   -

     Options granted                                     82,403              0.15            0.15
     Options exercised                                        -              -                  -
     Options cancelled                                        -              -                  -
                                                 ------------------- ------------------ -----------------

     Outstanding, December 31, 2003                      82,403             $0.15           $0.15

     Options granted                                  3,926,486              0.15            0.15
     Options exercised                                        -              -                  -
     Options cancelled                                        -              -                  -
                                                 ------------------- ------------------ -----------------

     Outstanding, December 31, 2004                   4,008,889             $0.15           $0.15
                                                 =================== ================== =================



     Exercisable, December 31, 2004                   1,320,502             $0.15           $0.15
                                                 =================== ================== =================
     Exercisable, December 31, 2003                           -             $0.15           $0.15
                                                 =================== ================== =================


     The options outstanding at December 31, 2004 have an exercise price of approximately $0.1517 per share and have a weighted average remaining contractual life of approximately 9.25 years. No options have been exercised to date.

     On the Closing Date of the Share Exchange all NetFabric outstanding stock options were exchanged for options in HOC. Prior to the Share Exchange, HOC did not maintain a stock option plan. As a result of the Share Exchange, the board of directors has approved the creation of an HOC stock option plan as an incentive for, and to encourage share ownership by, its officers, directors and other key employees and/ or consultants and potential management of possible future acquired companies (Note 11).

9.   COMMITMENTS AND CONTINGENCIES

     Leases

     The Company leases office space under an operating lease, which covers a period from January 1, 2004 through December 31, 2005, subject to certain renewal options. In accordance with the terms of the lease agreement, the Company issued 659,221 shares of common stock to the landlord in lieu of rent payments for the entire lease period. The value of one half of such shares of $50,000, representing one half of the lease period, was recorded as rent expense for the year ended December 31, 2004. The remaining value of $50,000 was recorded as prepaid rent expense and will be charged to the consolidated statement of operations in 2005.

     Litigation

     From time to time, in the normal course of business, the Company may be involved in certain litigation and/or proceedings. The Company is not aware of any matters pending that could have a material adverse effect on the Company's financial condition or results of operations.

10.  RELATED PARTY TRANSACTIONS

     Loans payable to stockholders on the accompanying consolidated balance sheets at December 31, 2004 and 2003 represent amounts owed to stockholders of the Company for expenses paid on behalf of the Company.

11.  SUBSEQUENT EVENTS

     In January 2005, in accordance with the terms of the Financing Agreement, the Company elected to repay the principal of Loan I by issuing 1,000,000 shares of common stock. In addition, the Company issued 2,000,000 shares of its common stock in connection with the warrant provided to Macrocom more fully disclosed in note 5.

     In March 2005, the Company's board of directors approved several actions, including i) a change of the Company's name to NetFabric, Inc., ii) new bylaws for the Company, which among other things increased the Company's authorized common stock to 100 million shares, and iii) approved the adoption of an HOC stock option plan. Such actions will become effective upon required notification and approval of stockholders.

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     Set forth below are the names of the Company's directors and officers, their ages, all positions and offices that they hold with the Company, the period during which they have served as such, and their business experience during at least the last five years. These officers and directors will hold identical positions with the Company following the acquisition.

NAME                     AGE    POSITION HELD     EXPERIENCE
----                     ---    -------------     ----------
Jeff Robinson            52     Chairman and      Mr.  Robinson  is a  co-founder  of  NetFabric  and has been a
                                CEO               Director and  President  since  December 2002 and its Chairman and CEO since  November  2004.  He has  served on the Board of
                                                  Directors of NetFabric since 2002. Mr. Robinson
                                                  is an experienced entrepreneur and technologist.
                                                  He was the CEO of IQ NetSolutions from June 1994 to July 2002, a company that created one of the first
                                                  voice-over-packet systems with an emphasis on ease of
                                                  installation. During the period from October 1987 to July 1994, he was the Chairman and CTO of Star Semiconductor, the company that created the world's first commercially available
                                                  multi-processor DSP. During the period from December 1982 to
                                                  September 1987, Mr. Robinson was the Director of VLSI at General
                                                  DataComm, and an IC Design Manager at Texas Instruments. Mr.
                                                  Robinson is the owner or co-owner of over 30 patents.

Richard Howard           55     Director          Mr. Howard has been a Director of the Company since November
                                                  2004. He received a BS in Economics and Corporate Finance
                                                  from the Wharton School at the University of Pennsylvania.
                                                  Since 2004, he has been the President of Flagship Healthcare
                                                  Management, Inc. From 2003 to 2004, was the Managing
                                                  Director of BLH Strategies, a consulting firm that provides management services to companies and nonprofit
                                                  organizations. From 1985 to 2003, he worked for Genesis
                                                  Health Ventures, Inc. At various times during his seventeen years with Genesis he served as Vice Chairman, President and
                                                  Chief Operating Officer. He also served as a member of the
                                                  Board of Directors for all seventeen years. While with
                                                  Genesis, the company grew from a private company operating twelve skilled nursing centers to a $2.5 billion publicly
                                                  traded company employing over 45,000 people.

Charlotte G. Denenberg   58     Director          Ms. Denenberg has been a Director of the Company since November
                                                  2004. She received a BA in Psychology and Mathematics with
                                                  Highest Distinction, Phi Beta Kappa, from Northwestern
                                                  University, and an MS and a PhD in Mathematics from the Illinois
                                                  Institute of Technology. For the past two years she has consulted to a variety of companies in the telecommunications industry.
                                                  From 1998 to 2002, she worked for Metromedia Fiber Network
                                                  Services, Inc. (MFN) as Vice President, Optical Infrastructure
                                                  and as Vice President and Chief Technology Officer.


Madelyn DeMatteo         57     Director          Ms. Madelyn  DeMatteo has been a Director of the Company since
                                                  January  2005.  Prior  to  joining  the  Company,   from  1978
                                                  through 1999,  Ms.  DeMatteo was employed by Southern  England
                                                  Telecommunications  Corporation.  During her  employment,  she held the positions of Senior Vice  President,  General Counsel and Corporate Secretary and Vice President,  General Counsel &
                                                  Corporate  Secretary from  1992-2000.  Ms.  DeMatteo  received her BA  from  Connecticut  College  in  1970  and  her JD from
                                                  University of Connecticut in 1973.

Walter Carozza/(1)/      50     Chief Financial   Mr. Carozza has been the Chief Financial Officer of NetFabric
                                                  Officer since August 2004. Mr. Carozza received his BA and JD degrees from The University of Wisconsin. He is admitted to practice before the Court of International Trade, the U.S.
                                                  Supreme Court, and the District of Columbia Court of Appeals. He
                                                  is a member of the DC and Wisconsin Bars. For the past five years he has been employed as a Manager of the General Partner of East
                                                  River Ventures, a venture capital firm based in New York City.

Philip Barak/(1)/        52     VP Finance        Mr. Barak has been the VP of Finance of NetFabric since
                                                  January 2003. He holds a BS in Accounting from Rider
                                                  University and is a Certified Public Accountant and a member of the AICPA and NYSSCPA. For the past five years he has
                                                  been employed as a General Partner and Chief Financial
                                                  Officer of Nazem & Company, a venture capital firm founded in 1976.

Victoria Desidero        44     VP Marketing      Ms. Desidero has been the VP Marketing of NetFabric since June
                                                  2004. For the past five years she had been employed as the VP
                                                  Marketing for Merlot Communications.

--------------------

(1) These individuals are part-time employees of the Company. The Company intends to hire a full time CFO and/or other individuals by the end of the first quarter of 2005 to replace these individuals.


                               BOARD OF DIRECTORS

     Our directors are elected annually to serve until the next annual meeting of shareholders or until successors are duly elected and qualified. Our board of directors has created a Compensation Committee and an Audit Committee.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

     The Audit Committee is responsible for making recommendations to the board of directors as to the selection and independence of our external auditor, maintaining communication between the board of directors and the independent auditor, reviewing the annual audit report submitted by the independent auditor and determining the nature and extent of problems, if any, presented by such audit warranting consideration by our board of directors. The current members of the Audit Committee are Ms. DeMatteo and Mr. Howard. Membership on the Audit Committee is intended to be restricted to directors who are independent of management and free from any relationship that, in the opinion of the board of directors, could interfere with the exercise of independent judgment as a committee member. In this regard, the Company has established a fully independent Audit Committee as required under Nasdaq rules. In addition, Ms DeMatteo has been designated the Audit Committee Financial Expert.

CODE OF ETHICS

     The Company has adopted a Code of Ethics for all its employees. The Company shall, without charge, provide to any person, upon request, a copy of its Code of Ethics. All such requests should be mailed to: 67 Federal Road, Building A, Suite 300, Brookfield, CT 06804.

COMPENSATION OF DIRECTORS

     The independent Directors of the Company will receive an initial grant of Stock Options to purchase 125,000 shares of Stock with an exercise price equal to the Fair Market Value. The Option shall vest 15,625 shares on the date of grant and thereafter 15,625 shares every three months for as long as the Board member is a member of the Board as of such date. The Option shall have a term of ten years from the date of grant. They all also received a similar bi-annual grant. Independent Director's are also reimbursed for out-of-pocket expenses in connection with attendance at Board of Directors' and/or committee meetings.

COMPENSATION COMMITTEE

     The Compensation Committee is authorized to review and make recommendations to the board of directors on all matters regarding the remuneration of our executive officers, including the administration of our compensation plans. The Compensation Committee is intended to be comprised of at least three members. Currently, the Compensation Committee is comprised of: Ms. Charlotte G. Denenberg (Chairman) and Mr. Richard Howard.

ITEM 10.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to all executive officers and other key employees of the Company who were serving as of December 31, 2004, for services in all capacities.

                           SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------------------------
                                       Annual Compensation                    Long-Term Compensation
-----------------------------------------------------------------------------------------------------------------------
                                                             Other     Restricted  Securities
                                                             Annual    Stock       Underlying    LTIP      All Other
         Name and             Year        Salary     Bonus   Compensa- Awards     Options/SARs   Payouts  Compensation
    Principal Position         /(1)/       ($)        ($)    tion ($)        ($)          (#)         ($)        ($)
--------------------------- ---------- ------------- ------- --------- ---------- -------------- -------- -------------
Fred Nazem
--------------------------- ---------- ------------- ------- --------- ---------- -------------- -------- -------------
Chief Executive Officer       2004        175,000      0        0          0                0       0          0
/(2)/
--------------------------- ---------- ------------- ------- --------- ---------- -------------- -------- -------------
Jeff Robinson
--------------------------- ---------- ------------- ------- --------- ---------- -------------- -------- -------------
Chief Executive Officer       2004        175,000      0        0          0                0       0          0
/(3)/
--------------------------- ---------- ------------- ------- --------- ---------- -------------- -------- -------------
Walter Carozza, Chief         2004         60,000      0        0          0          998,832       0          0
Financial Officer
--------------------------- ---------- ------------- ------- --------- ---------- -------------- -------- -------------
Philip Barak, VP Finance      2004              0      0        0          0          494,416       0          0
--------------------------- ---------- ------------- ------- --------- ---------- -------------- -------- -------------
Victoria Desidero,
--------------------------- ---------- ------------- ------- --------- ---------- -------------- -------- -------------
VP Marketing                  2004        110,000      0        0          0          395,533       0          0
--------------------------- ---------- ------------- ------- --------- ---------- -------------- -------- -------------
William Meltzer
--------------------------- ---------- ------------- ------- --------- ---------- -------------- -------- -------------
Director, Software            2004        120,000      0        0          0          164,805       0          0
--------------------------- ---------- ------------- ------- --------- ---------- -------------- -------- -------------

--------------------

(1) No compensation was paid in 2003 by NetFabric.




(2) Effective November 30, 2004 Fred Nazem resigned as Chairman of the Board of Directors and CEO of NetFabric, therefore he is no longer an officer or Director of the Company.
(3) Effective November 30, 2004 Jeff Robinson was appointed CEO and elected Chairman of NetFabric by its Board of Directors.



STOCK-BASED COMPENSATION

On the Closing Date of the Share Exchange all NetFabric outstanding stock options were exchanged for options in the HOC. Prior to the Share Exchange, HOC did not maintain a stock option plan. As a result of the Share Exchange, the board of directors and the shareholders have approved the creation of an HOC stock option plan as an incentive for, and to encourage share ownership by, its officers, directors and other key employees and/ or consultants and potential management of possible future acquired companies. On March 22, 2005, the Company filed Form 14c with the SEC to, among other things, adopt the Company's 2005 Stock Option Plan. This adoption will be effective April 15, 2005.

From time to time, NetFabric issued stock-based compensation to its officers, directors, employees and consultants. The maximum term of options granted is generally 10 years and generally options vest over a period of one to four years. However, the Board of Directors of the Company may and has approved other vesting schedules. NetFabric has issued options to employees and non-employees under stock option agreements. Options may be exercised in whole or in part.

The exercise price of the stock options granted is the fair market value of NetFabric's common stock as determined by the Board of Directors on the date of grant, considering factors such as the sale of stock, results of operations, and consideration of the fair value of comparable private companies in the industry. Accordingly, no charges were recognized.

During the years ended December 31, 2004 and 2003 NetFabric recognized nonemployee compensation expense of $60,059 and $1,370 as a result of issuing options, respectively, which is included in general and administrative expenses on the accompanying consolidated statements of operations. The unamortized value of such stock issuances are included in prepaid expenses (for the current portion) and other assets (for the noncurrent portion) on the accompanying consolidated balance sheets. Such amounts will be amortized into expense over the respective vesting periods of the options.

The following is a summary of the NetFabric's stock option activity for the years ended December 31, 2004 and 2003:

                                               Options            Weighted Average       Weighted Average
                                                                   Exercise Price           Fair Value
                                         --------------------- ----------------------- ----------------------

Options outstanding January 1, 2003                    -                 $ -                     $ -

Options granted                                   82,403               0.152                   0.152
Options exercised                                      -                   -                       -
Options cancelled                                      -                   -                       -
                                         --------------------- ----------------------- ----------------------

Outstanding, December 31, 2003                    82,403              $0.152                  $0.152

Options granted                                3,926,486               0.152                   0.152
Options exercised                                      -                   -                       -
Options cancelled                                      -                   -                       -
                                         --------------------- ----------------------- ----------------------

Outstanding, December 31, 2004                 4,008,889              $0.152                  $0.152
                                         ===================== ======================= ======================

Exercisable, December 31, 2004                 1,320,502              $0.152                  $0.152
                                         ===================== ======================= ======================
Exercisable, December 31, 2003                         -              $0.152                  $0.152
                                         ===================== ======================= ======================


The options outstanding at December 31, 2004 have an exercise price of approximately $0.1517 per share and have a weighted average remaining contractual life of approximately 9.25 years. No options have been exercised to date.

LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

     The following table sets forth information with respect to awards made to persons named in the Summary Compensation Table pursuant to a long-term incentive plan in the fiscal year ending December 31, 2004.

                                                % of Total Options
                         Number of Securities      Granted to
                          Underlying Options       Employees in         Exercise Price
Name                           Granted             Fiscal Period          per Share        Expiration Date
-----------------------  --------------------   ------------------      ---------------    -----------------
Walter Carozza                 988,832                33.90%                $0.152         January 1, 2014
Philip Barak                   494,416                16.95%                $0.152         January 1, 2014
Victoria Desidero              395,533                13.56%                $0.152         June 14, 2014
William Meltzer                164,805                 5.65%                $0.152         January 1, 2014
Joseph Welfeld                 148,325                 5.08%                $0.152         April 26, 2014
Dominick Zumbo                 158,325                 5.08%                $0.152         August 16, 2014

EMPLOYMENT AGREEMENTS
----------------------------------------------------------------------------------------------------------------------------------



     Jeff Robinson has no employment agreement of any kind with the Company. The Company does not have formal employment agreements with its other employees. Certain employees have limited employment letter agreements with NetFabric that stipulate the amount of annual compensation, other employment benefits, and participation in Company's stock option plan. There are currently no agreements with regard to severance or non-competition.

BENEFIT PLANS

     On March 3, 2005, the Board of Directors adopted the 2005 Stock Option and Grant Plan (the "Plan"). The purpose of the Plan is to encourage and enable the employees, directors and consultants of the Company upon whose judgment, initiative and efforts the Company largely depends for the successful conduct of its business to acquire a proprietary interest in the Company. It is anticipated that providing such persons with a direct stake in the Company's welfare will assure a closer identification of their interests with those of the Company, thereby stimulating their efforts on the Company's behalf and strengthening their desire to remain with and further the interests of the Company.

MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the NASD over-the-counter electronic bulletin board under the symbol HOOC.OB. The following table sets forth on a per share basis for the periods shown, the high and low closing bid prices of our common stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     When the trading price of the Company's common stock is below $5.00 per share, the common stock is considered to be a "penny stock" that is subject to rules promulgated by the Securities and Exchange Commission (Rule 15-1 through 15g-9) under the Securities Exchange Act of 1934. These rules impose significant requirements on brokers under these circumstances, including: (a) delivering to customers the SEC's standardized risk disclosure document; (b) providing customers with current bid and ask prices; (c) disclosing to customers the brokers-dealer's and sales representatives compensation; and (d) providing to customers monthly account statements.

DIVIDENDS

     Dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements and financial conditions. The payment of dividends, if any, will be within the discretion of the Company's Board of Directors. The Company presently intends to retain all earnings, if any, for use in its business operations and accordingly, the Board of Directors does not anticipate declaring any dividends for the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table discloses information as of December 31, 2004 with respect to compensation plans (including individual compensation arrangements) under which the Company's equity securities are authorized for issuance.

                                                % of Total Options
                         Number of Securities      Granted to
                          Underlying Options       Employees in         Exercise Price
Name                           Granted             Fiscal Period          per Share        Expiration Date
-----------------------  --------------------   ------------------      ---------------    -----------------
Walter Carozza                 988,832                33.90%                $0.152         January 1, 2014
Philip Barak                   494,416                16.95%                $0.152         January 1, 2014
Victoria Desidero              395,533                13.56%                $0.152         June 14, 2014
William Meltzer                164,805                 5.65%                $0.152         January 1, 2014
Joseph Welfeld                 148,325                 5.08%                $0.152         April 26, 2014
Dominick Zumbo                 158,325                 5.08%                $0.152         August 16, 2014


OPTIONS AND WARRANTS

     As of December 31, 2004, the Company had outstanding warrants to purchase 1,153,637 shares of common stock at an exercise price of $0.152 per share.

     As of December 31, 2004, the Company had outstanding options to purchase 4,008,889 shares of common stock at an exercise price of $0.152 per share.

HOLDERS

     As of December 31, 2004, the Company has issued an aggregate of 34,652,204 shares of its common stock to approximately 434 entities.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table set forth information regarding beneficial ownership of our common stock as of December 31, 2004 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group:

Name & Address of                                        Amount & Nature of
Beneficial Owner                    Office, If Any       Beneficial Ownership   Percent of Class
-----------------                   --------------       --------------------   ----------------

Jeff Robinson
c/o NetFabric Corporation
67 Federal Road
Building A, Suite 300
Brookfield, CT  06804               Chairman and CEO     14,832,476/(1)/        42.80%


Fred Nazem
c/o NetFabric Corporation
67 Federal Road
Building A, Suite 300
Brookfield, CT  06804                                    14,832,477/(1)/        42.80%

Walter Carozza
c/o NetFabric Corporation
67 Federal Road
Building A, Suite 300
Brookfield, CT  06804               CFO                     824,026/(2)/         2.38%

Philip Barak
c/o NetFabric Corporation
67 Federal Road
Building A, Suite 300
Brookfield, CT  06804               VP Finance              247,208/(3)/         0.71%

Victoria Desidero
c/o NetFabric Corporation
67 Federal Road
Building A, Suite 300
Brookfield, CT  06804               VP Marketing             98,883/(4)/         0.29%

Madelyn M. DeMatteo
c/o NetFabric Corporation
67 Federal Road
Building A, Suite 300
Brookfield, CT  06804               Director                 15,625/(5)/         0.05%

Charlotte G. Denenberg
c/o NetFabric Corporation
67 Federal Road
Building A, Suite 300
Brookfield, CT  06804               Director                 15,625/(5)/         0.05%

Richard F. Howard
c/o NetFabric Corporation
67 Federal Road
Building A, Suite 300
Brookfield, CT  06804               Director                 15,625/(5)/         0.05%

Macrocom Investors, LLC
1365 York Avenue, 28B
New York, NY  10021                                       1,750,000/(6)/         5.05%

ALL DIRECTORS AND                                        16,049,468/(7)/        46.32%
OFFICERS AS A GROUP

--------------------

(1) Includes 6,592,212 shares held by the Fred F. Nazem Childrens' Trust, whose trustees are Alexander Nazem, Farhad Nazem and Sohelya Gharib. Fred Nazem disclaims beneficial ownership of these securities. (2) Includes 494,416 options at $0.152/share and 164,805 warrants at $0.152/share.
(3) Includes 247,208 options at $0.152/share.




(4) Includes 98,883 options at $0.152/share.
(5) Includes 15,625 options at $1.80 per share
(6) Includes 1,000,000 shares held by Littlehampton Investments LLC, and 250,000 shares held by Michael Millon. (7) Does not include shares held by the Fred F. Nazem Children's Trust, or by Fred Nazem who resigned as the Chairman of the Board and the CEO of NetFabric effective November 30, 2004.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 13.  EXHIBITS AND REPORTS

A.                 EXHIBITS
Exhibit 2          Acquisition Agreement between the Company, NetFabric,
                     NetFabric's shareholders and Littlehampton LLC, dated December 9, 2004
Exhibit 10.1(a)    Letter Agreement between Houston Operating Company and
                     NetFabric Corporation and Macrocom Investors, LLC and Littlehampton Investments, LLC, dated March 25, 2005**
Exhibit 10.1(b)    Financing Agreement between NetFabric and Macrocom, dated
                     July 22, 2004
Exhibit 10.1(c)    Loan Agreement between NetFabric and Macrocom, dated
                     October 14, 2004
Exhibit 10.1(d)    Amendment to Financing and Loan Agreement between NetFabric and Macrocom, dated December 2, 2004
Exhibit 10.2(a)    Distribution Agreement between NetFabric and  Williams,
                     dated November 29, 2004
Exhibit 10.2(b)    Sales Agreement between NetFabric and CommuniTech, dated
                     February 25, 2004
Exhibit 10.2(c)    Sample Purchase Order of NetFabric with Kimchuk
Exhibit 10.2(d)    Lease Agreement between NetFabric and Silvermine,
                     dated January 1, 2004
Exhibit 10.3(a)    Employment Letter with  William Meltzer dated
                     January 28, 2004
Exhibit 10.3(b)    Employment Letter with Joseph Welfeld dated April 2, 2004
Exhibit 10.3(c)    Employment Letter with Victoria Desidero dated May 21, 2004
Exhibit 10.3(d)    Employment Letter with Dominick Zumbo dated August 5, 2004
Exhibit 10.3(d)    Employment Letter with Walter Carozza dated November 9, 2004
Exhibit 10.3(f)    Employment Letter with Philip Barak dated November 9, 2004
Exhibit 10.4       2005 Stock Option Plan
Exhibit 10.5       Charter for the Compensation Committee
Exhibit 10.6       Charter for the Audit Committee
Exhibit 14.1       Corporate Governance Statement
Exhibit 14.2       Code of Business Conduct and Ethics
Exhibit 14.3       Written Disclosure Policy
Exhibit 31.1       Rule 13a-14(a)/15d-14(a) Certification (CEO)**
Exhibit 31.2       Rule 13a-14(a)/15d-14(a) Certification (CFO)**
Exhibit 32.1       Section 1350 Certification (CEO)**
Exhibit 32.2       Section 1350 Certification (CFO)**

**Filed herewith.

B.       REPORTS:

Form 8K was filed by the Company with the SEC on December 15, 2004 to announce the acquisition between it and NetFabric Corporation.

Form 8KA was filed by the Company with the SEC on February 24, 2005 to provide the financial statements of NetFabric Corporation as they related to the Acquisition.

Form 14c was filed by the Company with the SEC on March 22, 2005 to adopt the 2005 Stock Option Plan/

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table sets forth the fees billed by our independent auditor, J.H. Cohn LLP, for the fiscal years ended December 31, 2004 and 2003:

                                            FY 2004        FY 2003
                                            ---------      ---------
     Audit fees and quarterly reviews       $  61,000      $     -
     All other fees:
           Tax return preparation                   -            -
           Audit related services                   -            -
           Non-audit related services               -            -
                                            ---------      ---------
             Total Fees                     $  61,000      $     -
                                            =========      =========


     The Audit Committee considered and determined that the services performed for "financial information systems design and implementation fees" and "all other fees" are compatible with maintaining the independence of the independent auditors.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSABLE NON-AUDIT SERVICES OF INDEPENDENT AUDITOR

     The Audit Committee is responsible for pre-approving all audit and permitted non-audit services to be performed for us by our independent auditor as outlined in its Audit Committee charter. Prior to engagement of the independent auditor for each year's audit, management or the independent auditor submits to the Audit Committee for approval an aggregate request of services expected to be rendered during the year, which the Audit Committee pre-approves. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those circumstances, the Audit Committee requires specific pre-approval before engaging the independent auditor. The Audit Committee does not delegate to management its responsibility to pre-approve services performed by the independent auditor.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2005                         /s/ JEFF ROBINSON
                                             -----------------
                                             Jeff Robinson Chairman
                                               and Chief Executive Officer
                                               (principal executive officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2005                         /s/ JEFF ROBINSON
                                             -----------------
                                             Jeff Robinson Chairman
                                               and Chief Executive Officer
                                               (principal executive officer)

Date: March 31, 2005                         /s/ WALTER CAROZZA
                                             ------------------
                                             Walter Carozza, Chief Financial
                                               Officer
                                               (principal accounting officer)

Date: March 31, 2005                         /s/ MADELYN DEMATTEO
                                             --------------------
                                             Madelyn DeMatteo, Director

Date: March 31, 2005                         /s/ CHARLOTTE G. DENENBERG
                                             --------------------------
                                             Charlotte G. Denenberg, Director

Date: March 31, 2005                         /s/ RICHARD HOWARD
                                             ------------------
                                             Richard Howard, Director