Form 10QSB
period 2005-03-31
NETFABRIC HOLDINGS, INC
filed 2005-05-16
CIK 1083220

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

        |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

       |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                         COMMISSION FILE NUMBER: 0-21419

                            NETFABRIC HOLDINGS, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

            Delaware                                      76-0307819
  (State or Other Jurisdiction                         (I.R.S. Employer
of Incorporation or Organization)                    Identification No.)

                           67 FEDERAL ROAD, BUILDING A
                                    SUITE 300
                              BROOKFIELD, CT 06804
          (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES
                        AND PRINCIPAL PLACE OF BUSINESS)
                                 (203) 775-1178
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

       CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING
     THE LAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS
        REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
                    FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                 YES |X| NO |_|

    STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF
        COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE. AS OF APRIL 30,
       2005, 37,652,204 SHARES OF COMMON STOCK, $.001 PAR VALUE PER SHARE,
                         OF THE ISSUER WERE OUTSTANDING.

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES |_| NO |X|

                     NETFABRIC HOLDINGS, INC. AND SUBSIDIARY
                                      INDEX

                                                                           Page
                                                                           ----

PART I.  FINANCIAL INFORMATION................................................3
Item 1.  Financial Statements (Unaudited).....................................3
         Condensed Consolidated Balance Sheets as of March 31, 2005
           (Unaudited) and December 31, 2004..................................3
         Condensed Consolidated Statements of Operations, for the
           three months ended March 31, 2005 and 2004 and for the
           period from inception (January 1, 2003) to March 31, 2005
           (Unaudited)........................................................4
         Condensed Consolidated Statements of Stockholders' Equity
           (Deficit), for the period from inception (January 1,
           2003) to December 31, 2003, for the year ended December 31,
           2004 and for the three months ended March 31, 2005
           (Unaudited)........................................................5
         Condensed Consolidated Statements of Cash Flows, for the
           three months ended March 31, 2005 and 2004 and for the
           period from inception (January 1, 2003) to March 31,
           2005 (Unaudited)...................................................6
         Notes to Unaudited Condensed Consolidated Financial Statements.......7
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................13
Item 3.  Controls and Procedures.............................................18

PART II. OTHER INFORMATION...................................................18
Item 1.  Legal Proceedings...................................................18
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.........19
Item 3.  Defaults upon Senior Securities.....................................19
Item 4.  Submission of matters to a Vote of Security Holders.................19
Item 5.  Other information...................................................19
Item 6.  Exhibits............................................................19


SIGNATURES

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     NETFABRIC HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                        MARCH 31, 2005
                                                                          (UNAUDITED)      DECEMBER 31, 2004
                                                                        ---------------   ------------------
                                    ASSETS
CURRENT ASSETS:
     Cash                                                                $     295,701     $     67,719
     Inventory                                                                  97,303           72,025
     Prepaid expenses and other current assets                                 123,076           88,910
                                                                        ---------------   ----------------
       Total current assets                                                    516,080          228,654
Property and equipment, net                                                    173,766          171,931
Deferred offering costs                                                                         368,683
Other assets                                                                    37,897           43,053
                                                                        ---------------   ----------------
       TOTAL                                                             $     727,743     $    812,321
                                                                        ===============   ================


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Bridge loans, net of unamortized discount                           $     471,532     $    749,659
     Loans payable to stockholder                                               32,639           32,639
     Accounts payable and accrued liabilities                                  325,561          273,707
     Deferred revenues and advances                                             25,966           25,966
                                                                        ---------------   ----------------

       Total current liabilities                                               855,698        1,081,971
                                                                        ---------------   ----------------

STOCKHOLDERS' DEFICIT:
     Common Stock, $.001 par value, 100,000,000 shares authorized,              37,652           34,652
     37,652,204 and 34,652,204 shares issued and outstanding,
     respectively
     Additional paid-in capital                                              2,412,340        1,216,523
     Deferred employee compensation                                            (49,192)               -
     Deficit accumulated during the development stage                       (2,528,755)      (1,520,825)
                                                                        ---------------   ----------------

       Total stockholders' deficit                                            (127,955)        (269,650)
                                                                        ---------------   ----------------

       TOTAL                                                             $     727,743     $   $812,321
                                                                        ===============   ================

       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                     NETFABRIC HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                   FOR THE PERIOD
                                                                                                   FROM INCEPTION
                                                        THREE MONTHS        THREE MONTHS          (JANUARY 1, 2003)
                                                       ENDED MARCH 31,      ENDED MARCH 31,       TO MARCH 31, 2005
                                                      2005 (UNAUDITED)     2004 (UNAUDITED)          (UNAUDITED)
                                                     -----------------    ------------------      ------------------
REVENUES                                              $           -       $            -           $           612

COST OF GOODS SOLD                                            2,733                7,675                     5,859
                                                     -----------------    ------------------      ------------------

GROSS LOSS                                                   (2,733)              (7,675)                   (5,247)
                                                     -----------------    ------------------      ------------------

EXPENSES:
   Research and development                                 134,475                    -                   529,927
   Selling expenses                                         158,960                7,543                   351,610
   General and administrative expenses                      279,358               66,644                   926,408
   Legal and professional expenses                          184,290                  416                   283,625
   Interest and bank charges                                232,824                                        408,437
   Depreciation and amortization                             15,290                                         23,501
                                                     -----------------    ------------------      ------------------

     Total expenses                                       1,005,197               74,603                 2,523,508
                                                     -----------------    ------------------      ------------------

Loss before provision for income taxes                   (1,007,930)             (82,278)               (2,528,755)

Provision for income taxes                                        -                    -                         -
                                                     -----------------    ------------------      ------------------

NET LOSS                                              $  (1,007,930)      $      (82,278)          $    (2,528,755)
                                                     =================    ==================      ==================

Net loss per common share, basic and diluted          $       (0.03)      $        (0.00)
                                                     =================    ==================

Weighted average number of shares
   outstanding, basic and diluted                        36,429,982           29,829,758
                                                     =================    ==================


       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                     NETFABRIC HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                                    Common Stock                                 Deferred
                                                             -------------------------         Additional        Employee
                                                                Shares      Par Value       Paid-in-Capital    Compensation
                                                             -----------  -------------     ---------------    ------------

BALANCES AT JANUARY 1, 2003 (INCEPTION)                               -    $       -         $          -       $        -

   Sale of common stock to founders                          29,664,953       29,665              (29,575)               -
   Sale of common stock to investor                             164,805          165               24,835                -
   Issuance of options to purchase common stock
      to non-employees for services                                   -            -                9,389                -
   Net loss                                                           -            -                    -                -
                                                             -----------  -------------     ---------------    ------------

BALANCES AT DECEMBER 31, 2003                                29,829,758       29,830                4,649                -

   Sale of common stock to investors                          1,648,053        1,648              248,352                -
   Issuance of common stock to landlord in lieu of rent         659,221          659               99,341                -
   Common stock issued in connection with share exchange      1,765,172        1,765              (30,874)               -
   Allocation of proceeds from bridge loans to common           500,000          500              410,903                -
   stock
   Value of shares and warrants issued in
      connection with financing commitment                      250,000          250              368,433                -
   Issuance of options to purchase common stock
      to non-employees for services                                                -              115,719                -
   Net loss                                                           -            -                    -                -
                                                             -----------  -------------     ---------------    ------------

BALANCES AT DECEMBER 31, 2004                                34,652,204       34,652            1,216,523                -

   Sale of common stock to investors, net of offering
      costs of $368,683                                       2,000,000        2,000              629,317
   Settlement of bridge loan with common stock                1,000,000        1,000              499,000
   Deferred employee stock option compensation                        -            -               67,500          (67,500)
   Amortization of deferred employee stock option
      compensation                                                    -            -                    -           18,308
   Net loss                                                           -            -                    -                -
                                                             -----------  -------------     ---------------    ------------

BALANCES AT MARCH 31, 2005 (UNAUDITED)                       37,652,204    $  37,652         $  2,412,340       $  (49,192)
                                                             ===========  =============     ===============    ============

(table continued)

                                                               Deficit Accumulated             Total
                                                                   During the           Stockholder Equity
                                                                Development Stage            (Deficit)
                                                              ---------------------     -------------------

BALANCES AT JANUARY 1, 2003 (INCEPTION)                       $            -              $            -

   Sale of common stock to founders                                        -                          90
   Sale of common stock to investor                                        -                      25,000
   Issuance of options to purchase common stock
      to non-employees for services                                        -                       9,389
   Net loss                                                          (18,565)                    (18,565)
                                                              ---------------------     -------------------

BALANCES AT DECEMBER 31, 2003                                        (18,565)                     15,914

   Sale of common stock to investors                                       -                     250,000
   Issuance of common stock to landlord in lieu of rent                                          100,000
   Common stock issued in connection with share exchange                   -                     (29,109)
   Allocation of proceeds from bridge loans to common                                            411,403
   stock
   Value of shares and warrants issued in
      connection with financing commitment                                                       368,683
   Issuance of options to purchase common stock
      to non-employees for services                                                              115,719
   Net loss                                                       (1,502,260)                 (1,502,260)
                                                              ---------------------     -------------------

BALANCES AT DECEMBER 31, 2004                                     (1,520,825)                   (269,650)

   Sale of common stock to investors, net of offering
      costs of $368,683                                                    -                     631,317
   Settlement of bridge loan with common stock                             -                     500,000
   Deferred employee stock option compensation                                                         -
   Amortization of deferred employee stock option
      compensation                                                         -                      18,308
   Net loss                                                       (1,007,930)                 (1,007,930)
                                                              ---------------------     -------------------

BALANCES AT MARCH 31, 2005 (UNAUDITED)                        $   (2,528,755)            $      (127,955)
                                                              =====================     ===================


       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     NETFABRIC HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                          Three Months Ended               For the period from
                                                                ---------------------------------------     inception (January
                                                                   March 31, 2005      March 31, 2004        to March 31, 2005
                                                                     (Unaudited)         (Unaudited)            (Unaudited)
                                                                -----------------      ----------------    ---------------------
OPERATING ACTIVITIES
     Net loss                                                      $  (1,007,930)      $     (82,278)         $  (2,528,755)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
     Non-cash charge for issuance of common stock for rent                12,500              12,500                 62,500
     Non-cash charge for options issued to non-employees                   5,156              15,013                 66,596
     Non-cash charge for amortization of employee deferred
       compensation                                                       18,308                   -                 18,308
     Amortization of debt discount                                       221,873                   -                382,935
     Depreciation and amortization                                        15,290                   -                 23,501
     Changes in operating assets and liabilities:
         Inventory                                                       (25,278)                  -                (97,303)
         Prepaid expenses and other current assets                        (6,888)             (5,665)               (25,172)
         Other assets                                                          -               5,665                      -
         Accounts payable and accrued liabilities                         12,076                 826                311,738
                                                                -----------------      ----------------    ---------------------
     Net cash used in operating activities                              (754,893)            (53,939)            (1,785,652)
                                                                -----------------      ----------------    ---------------------

INVESTING ACTIVITIES
     Purchases of property and equipment                                 (17,125)                  -               (197,267)
                                                                -----------------      ----------------    ---------------------
     Net cash used in investing activities                               (17,125)                  -               (197,267)
                                                                -----------------      ----------------    ---------------------

FINANCING ACTIVITIES
     Proceeds from issuance of common stock                            1,000,000              50,000              1,275,090
     Loan from stockholder                                                     -                   -                  3,530
     Proceeds from bridge loans                                                -                   -              1,000,000
                                                                -----------------      ----------------    ---------------------
     New cash provided by financing activities                         1,000,000              50,000              2,278,620
                                                                -----------------      ----------------    ---------------------
NET INCREASE (DECREASE) IN CASH                                          227,982              (3,939)               295,701
CASH AT BEGINNING OF PERIOD                                               67,719              18,053                      -
                                                                -----------------      ----------------    ---------------------
CASH AT END OF PERIOD                                              $     295,701       $      14,114          $     295,701
                                                                =================      ================    =====================
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest expense                                $      12,500       $           -          $   12,500
                                                                =================      ================    =====================
     Cash paid for income taxes                                    $           -       $           -          $        -
                                                                =================      ================    =====================

       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                     NETFABRIC HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS

     NetFabric Holdings, Inc. ("Parent") (formerly known as Houston Operating Company, Inc.) was incorporated under the laws of the State of Delaware on August 31, 1989. On December 9, 2004, Holdings entered into an Exchange Agreement (the "Acquisition Agreement" or "Share Exchange") with all of the stockholders of NetFabric Corporation ("NetFabric") (see Note 4) whereby Holdings acquired all of the issued and outstanding capital stock of NetFabric and NetFabric became a wholly-owned subsidiary of Holdings (Holdings and NetFabric are collectively referred to as "Holdings"). Upon the completion of merger the NetFabric stockholders controlled approximately 95% of the then issued and outstanding common stock, NetFabric's business activities were the activities of the merged Company and Holdings was a shell corporation without any operations. As a result of these factors, this transaction has been treated as a reverse merger, and a capital transaction, equivalent to the issuance of stock by NetFabric for Holdings' net assets and accordingly the historical financial statements prior to December 9, 2004 are those of NetFabric. All shares and per share data prior to the merger have been restated to reflect the stock issuances and related recapitalization.

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

     In March 2005, the Company's board of directors approved several actions, including i) a change of the Company's name to NetFabric Holdings, Inc.,
     ii) new bylaws for the Company, which among other things increased the Company's authorized common stock to 100 million shares, and iii) approved the adoption of the Holdings stock option plan. Such actions became effective upon approval of stockholders in April 2005.

     The Company has not generated significant revenue and is considered to be a development stage company and as such the condensed consolidated financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

     BASIS OF PRESENTATION / INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for any other interim period of any future year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2004 consolidated financial statements, including the notes thereto, which are included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

     As shown in the accompanying condensed consolidated financial statements, the Company has incurred losses in the development stage totaling $2,528,755 and has a working capital deficit of $339,618 at March 31, 2005. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Management recognizes that the Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow the Company to continue the development of its business plan and satisfy its obligations on a timely basis. Management believes that such cash flows will be funded by additional equity and/or debt financings through the time in which the Company evolves from the development stage and generates sufficient positive cash flows from its operations. However there can be no assurance that management's plans will be able to be achieved.

     CONSOLIDATION

     The condensed consolidated financial statements include the accounts of Holdings and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated.

     RECLASSIFICATIONS

     Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current period presentation.

     ESTIMATES

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management's most difficult and subjective judgments include provisions for bad debts, depreciable/amortizable lives, impairment of long-lived assets, the fair value of common stock, the fair value of options issued for services, the allocation of proceeds from the bridge loans to equity instruments and other reserves. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

     REVENUE RECOGNITION

     The Company derives revenue from the sale of its communication equipment products. In accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition," revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, collectibility is reasonably assured, contractual obligations have been satisfied, and title and risk of loss have been transferred to the customer.

     To date the Company's products have been sold only through a network of distributors and value-added resellers ("VAR"). In the VAR channel, NetFabric recognizes revenue at the time of shipment if all other contractual obligations to the VAR have been satisfied. In the distributor channel, NetFabric recognizes revenue when the distributor sells and ships NetFabric products to its own VARs, resellers or end-user customers, provided the Company has satisfied all other the terms and conditions with the distributor. Accordingly, NetFabric receives distribution sales and inventory information regarding its products from its distributors for the purpose of determining the appropriate timing of revenue recognition.

     Both VARs and distributors have limited rights to return products to the Company but must obtain prior approval from NetFabric before returning products. This policy is a common practice within the industry. NetFabric has no obligation to accept the return of any unsold products. If required, the Company accrues a provision for estimated sales returns and other allowances and deferrals as a reduction of revenue at the time of revenue recognition. To date no provisions for estimated sales returns and other allowances have been recognized. The Company has no obligation to provide service, repair, counseling or other assistance to any customers of the VARs or distributors unless NetFabric has a specific agreement directly with such customer.

     INVENTORY

     Inventory consist primarily of finished goods and purchased electronic components, and are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair values of the Company's assets and liabilities that qualify as financial instruments under Statement of Financial Accounting Standards ("SFAS") No. 107 approximate their carrying amounts presented in the consolidated balance sheets at March 31, 2005 and 2004.

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

     If compensation expense for stock options awarded to employees had been determined in accordance with SFAS No. 123, the Company's pro forma net loss would have been as follows:


                                                       Three months ended, March 31,
                                                        2005                2004
                                                 -----------------    ---------------

Net loss, as reported                            $  (1,007,930)            (82,278)
Stock based employee compensation recorded              18,308                   -
                                                 -----------------    ---------------
Sub-total                                             (989,622)            (82,278)
                                                 -----------------    ---------------
Stock-based employee compensation expense
determined under fair value method                    (291,037)               (908)
                                                 -----------------    ---------------
Pro forma net loss, as adjusted                  $  (1,280,659)       $    (83,186)
                                                 =================    ===============

Loss per share:
Basic and diluted-as reported                          $ (0.03)            $ (0.00)
Basic and diluted-pro forma                            $ (0.04)            $ (0.00)



     The estimated value of the options is amortized over their vesting periods of one to four years for pro forma disclosure only.

     EARNINGS PER SHARE

     The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings per Share." SFAS No. 128 computes basic earnings (loss) per share by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period plus the effects of any dilutive securities. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. The Company's potentially dilutive securities include common shares which may be issued upon exercise of its stock options, exercise of warrants or conversion of convertible debt.

     Diluted earnings per share for the three months ended March 31, 2005 and 2004 exclude potential common shares of 8,987,526 and 3,625,716, respectively, primarily related to the Company's outstanding stock options, warrants and convertible debt, because the assumed issuance of such potential common shares is antidilutive.

     RECENT ACCOUNTING PRONOUNCEMENTS

     During December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," requiring all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. As amended by the SEC on April 14, 2005, this standard is effective for annual periods beginning after December 15, 2005, and includes two transition methods. Upon adoption, the Company will be required to use either the modified prospective or the modified retrospective transition method. Under the modified retrospective approach, the previously reported amounts are restated for all periods presented to reflect the FASB Statement No. 123 amounts in the income statement. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS 123 except that amounts must be recognized in the income statement. The Company is currently evaluating the impact of this standard and its transitional alternatives.

3.   BRIDGE LOANS

     Bridge loans consist of the following as of March 31, 2005:

     Loan II, due April 12, 2005                      $    500,000
     Less:  Unamortized debt discount                      (28,468)
                                                      --------------

                                                      $    471,532
                                                      ==============

     On July 22, 2004, NetFabric entered into a Financing Agreement which was amended on December 2, 2004 (the "Financing Agreement") with Macrocom Investors, LLC, ("Macrocom") whereby Macrocom provided a loan to NetFabric in the amount of $500,000 ("Loan I") for a period of 180 days from the original date of the Financing Agreement ("Due Date") at an annual simple interest rate of 5%. On the Due Date, the Company had the option to repay the principal in cash or in kind by issuing 1,000,000 shares of common. In either event, the interest on Loan I is payable in cash on the Due Date. In January 2005, in accordance with the terms of the Financing Agreement, the Company elected to repay the principal of Loan I in kind by issuing 1,000,000 shares of common stock. Additionally, in connection with the Financing Agreement the Company issued to Macrocom 250,000 shares of common stock as additional consideration for Loan I in December 2004.

     On October 14, 2004, NetFabric and Macrocom entered into a loan agreement which was amended on December 2, 2004 (the "Loan Agreement"), whereby Macrocom agreed to loan an additional $500,000 to NetFabric ("Loan II" or the "Second Loan"), due 180 days from the original date of the Loan Agreement ("Second Due Date") at an annual simple interest rate of 5%. On the Second Due Date, at the option of Macrocom, Macrocom can convert the principal of the Second Loan into 1,000,000 shares of common stock or demand repayment of the principal in cash. In either event, the interest on the Second Loan is payable in cash on the Second Due Date. In addition, in December 2004 the Company issued to Macrocom 250,000 shares of common stock as additional consideration for the Second Loan. On the Second Due Date in April 2005 Macrocom did not request repayment or conversion to common stock of Loan II. The Company and Macrocom are engaged in negotiations regarding the settlement or restructuring of Loan II.

     As a result of these transactions, total debt discounts on Loan I and Loan II (the "Bridge Loans"), including the value of the beneficial conversion feature, of $411,403 were recorded in 2004. During the three months ended March 31, 2005 $221,873 of the discounts was amortized into interest expense on the accompanying statement of operations.

4.   STOCKHOLDERS' EQUITY

     In December 2003, the Company sold 164,805 shares of the Company's common stock along with a warrant to purchase 164,805 shares of common stock, at an exercise purchase price of approximately $0.1517 per share, resulting in aggregate proceeds of $25,000 or $0.1517 per share. The warrants are immediately exercisable and terminate on the earlier of (i) the fifth anniversary of the issue date or (ii) the consummation of a Qualified Public Offering, as defined.

     The Company sold an additional 1,648,053 shares of common stock at various dates through April 20, 2004 resulting in proceeds of $250,000 or $0.1517 per share. In connection with the sale of certain of these shares to other investors the Company issued 988,832 warrants on the same terms and conditions as described in the preceding paragraph. In 2004, the Company also issued 659,221 shares of common stock (valued at $100,000) as payment for certain expenses. On December 9, 2004, (the "Closing Date") Holdings completed the Share Exchange with all of the stockholders (the "Stockholders") of NetFabric (Note 1). At the closing, which occurred at the same time as the execution of the Acquisition Agreement, Holdings acquired all of the issued and outstanding capital stock of NetFabric from the Stockholders in exchange for an aggregate of 32,137,032 newly-issued shares of the Holdings' common stock. For accounting purposes the acquisition was treated as a recapitalization of NetFabric with NetFabric as the acquirer, a reverse acquisition. Since Holdings prior to the merger was a public shell corporation with no significant operations, pro-forma information giving effect to the merger is not presented.

     In addition to the Bridge Loan transactions (Note 3), during 2004 Macrocom entered into a commitment with NetFabric to purchase common stock of Holdings subsequent to the Closing Date, under certain terms. Pursuant to this financing commitment, in two separate closings in January and March 2005 the Company sold an aggregate of 2,000,000 shares of common stock to Macrocom resulting in aggregate proceeds of $1,000,000 or $0.50 per share. Additionally, under this arrangement, Macrocom received 250,000 shares of common stock and a six-month warrant to purchase 2,000,000 shares of common stock at a purchase price of $1,500,000 (the "Macrocom Warrant"), provided that the closing price of the merged entity's common stock on the day immediately preceding the exercise of the warrant is less than $2.00 per share. The value of this additional consideration paid to Macrocom as part of this financing commitment, totaling $368,683, has been recorded as offering costs and offset against the proceeds of the additional purchases of common stock during the three months ended March 31, 2005. The Macrocom Warrant was not exercised and expired on May 9, 2005. The Company and

     Macrocom are engaged in discussions regarding extension of the term and amendment to the other features of the Macrocom Warrant.

5.   STOCK-BASED COMPENSATION

     On the Closing Date of the Share Exchange all NetFabric outstanding stock options were exchanged for options in Holdings. Prior to the Share Exchange, Holdings did not maintain a stock option plan. On March 3, 2005, the Board of Directors adopted the 2005 Stock Option and Grant Plan (the "Plan"). The purpose of the Plan is to encourage and enable the employees, directors and consultants of the Company upon whose judgment, initiative and efforts the Company largely depends for the successful conduct of its business to acquire a proprietary interest in the Company. The Plan became effective on April 19, 2005.

     During the three months ended March 31, 2005 and 2004 NetFabric recognized nonemployee compensation expense of $5,157 and $15,013, respectively, as a result of the vesting of options, which is included in general and administrative expenses on the accompanying consolidated statements of operations.

     In February 2005 the Company recorded deferred employee stock option compensation of $67,500 as a result of the difference between the quoted market value of the Company's common stock on the date of grant and the exercise price for an option issued to a certain employee. During the three months ended March 31, 2005 and 2004, the Company recorded compensation expense of $18,308 and $0, respectively, associated with deferred employee stock option compensation which is included in selling expenses on the accompanying consolidated statements of operations.

6.   RELATED PARTY TRANSACTIONS

     Loans payable to stockholders on the accompanying consolidated balance sheet at March 31, 2005 represent amounts owed to shareholders of the Company for expenses paid on behalf of the Company.

7.   SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES


                                                                                                   FOR THE PERIOD FROM
                                                                                                    INCEPTION (JANUARY
                                                        THREE MONTHS ENDED    THREE MONTHS ENDED    1, 2003) TO MARCH
                                                          MARCH 31, 2005        MARCH 31, 2004           31, 2005
                                                           (UNAUDITED)           (UNAUDITED)           (UNAUDITED)
                                                        ------------------    ------------------    -------------------

Conversion of bridge loan to common stock                 $       500,000       $             -       $       500,000
                                                        ==================    ==================    ===================

Net assets of NetFabric Holdings, Inc. acquired in
share exchange                                            $             -       $             -       $       (29,109)
                                                        ==================    ==================    ===================

Options issued to non employees for services              $             -       $             -       $       125,108
                                                        ==================    ==================    ===================

Imputed discount on bridge loans relating to
warrants issued and beneficial conversion feature         $             -       $             -       $       411,403
                                                        ==================    ==================    ===================

Value of shares and warrants issued in connection
with financing commitment                                 $             -       $             -       $       368,683
                                                        ==================    ==================    ===================

Deferred employee stock option compensation               $        67,500       $             -       $        67,500
                                                        ==================    ==================    ===================

8.   LEGAL PROCEEDINGS

     The Company received a notice on March 31, 2005 from certain of the Macrocom investors alleging that the Company is in default in filing registration statement. If the registration statement relating to the Macrocom stock is not effective within 180 days of the Closing Date for reasons not beyond NetFabric's control, NetFabric will pay Macrocom liquidated damages of 45,000 shares of the common stock of the Company for each month or any portion thereof, until such registration statement is effective. The Company believes it is not in default based upon oral extensions granted to it by Macrocom and believes the filing of the registration statement, which occurred on April 5, 2005 cured any alleged default. Management believes that it will not have any material effects in subsequent periods on the Company's consolidated financial position, results of operation or cash flow based on or as a result of the outcome from this matter.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

          Our unaudited condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions. Actual results could differ materially from the estimated amounts. We believe that some of the more critical estimates and related assumptions that affect our financial condition and results of operations are in the areas of revenue recognition, income taxes, contingencies, receivables, inventories, and equity. Our critical accounting estimates were discussed with our Audit Committee of the Board of Directors. For more information on critical accounting estimates, refer to the MD&A included in our Form 10-KSB for the year ended December 31, 2004.

          There were no accounting policies that were adopted during the three months ended March 31, 2005 that had a material effect on our financial condition and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVIEW OF OPERATIONS

          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report and reports included herein by reference. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

         Our independent registered public accounting firm has indicated in their report on our December 31, 2004 financial statements dated March 30, 2005 that because the Company is in the development stage, has had net losses from inception and has working capital and net capital deficiencies, such report indicates that these matters raise substantial doubt about the Company's ability to continue as a going concern. Our plan with regard to this matter is discussed elsewhere in this document. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CORPORATE HISTORY

          NetFabric Holdings, Inc., formerly Houston Operating Company, ("NetFabric Holdings" or the "Company") was incorporated in Delaware in August of 1989, and has not had operations since before 2002. NetFabric Corporation ("NetFabric") was incorporated in the State of Delaware on December 17, 2002, as a new corporation and not as a result of a material re-classification, merger, consolidation, purchase or divestiture. On December 9, 2004, the Company entered into an acquisition agreement ("Acquisition Agreement") with all of the stockholders of NetFabric in a transaction that was accounted for as a reverse merger whereby NetFabric was treated as the accounting acquirer ("Acquisition"). At the closing, which occurred at the same time as the execution of the Acquisition Agreement, the Company acquired all of the issued and outstanding capital stock of NetFabric from the stockholders in exchange for an aggregate of 32,137,032 newly-issued shares of the Company's common stock. On April 19, 2005, the Company's name was changed from Houston Operating Company to NetFabric Holdings, Inc. and its stock symbol was changed from OTC.BB: HOOC to OTC.BB:
NFBH.

BUSINESS AND PLAN OF OPERATION

          The Company, headquartered in Brookfield, CT, is a provider of hardware and services to the burgeoning sector of the telecom industry that utilizes the Internet for telephone and data communications. Specifically, the company offers distributed Voice over Internet Protocol ("VoIP") platforms, as well as Services over IP ("SoIP") solutions, that provide small to mid-sized Businesses ("SMB"s) and Enterprise Branch Offices ("EBO"s) with a flexible migration path to an all-IP infrastructure. The large and very lucrative market of more than 4.9 million SMBs and EBOs that the Company targets is sometimes referred to collectively in this document as "Small Offices."

         The Company develops and markets small office Customer Premises Equipment ("CPE") in the form of integrated telephony services platforms that provide businesses with a flexible VoIP migration path from a legacy PBX to IP softswitch. The Company will build and deploy the server side of the advanced Services over IP that enable its distributed edge devices to deliver to Small Offices the improved business efficiencies, competitive advantages and significant cost savings of IP that previously were only available to larger enterprises.

          The Company markets and sells its products to SMBs through Value Added Resellers ("VAR"s), Service Providers and OEM relationships, and will sell to Fortune 500 EBO customers, through a direct consultative sales organization.

          Although VoIP deployment within large enterprise and residential markets is moving forward rapidly, the adoption of VoIP for use in Small Offices has, until now, been lagging. Given that this market could benefit significantly from the inherent cost-savings, flexibility and productivity gains of VoIP, offering a product that allows Small Offices to migrate to VoIP without the risks of undertaking a large equipment upgrade is extremely attractive to the Company's partners. The VAR channel that serves this market requires a solution that is easy to sell, install and support. By definition, the Company designed its products to be simple to explain, install, configure and support so as to attract the largest number of partners selling to the Small Office market.

RESULTS OF OPERATIONS QUARTER ENDED MARCH 31, 2005 COMPARED TO MARCH 31, 2004

          As previously noted, the December 9, 2004 acquisition has been accounted for as a reverse merger whereby NetFabric was treated as the accounting acquirer. Accordingly, the historical financial statements of NetFabric have been presented for all periods required. NetFabric began operations in January 2003 and is still a development stage company. During the quarter ended March 31, 2004 NetFabric had no revenue and minimal expenses. During the quarter ended March 31, 2005 NetFabric had $0 of revenue and $1,005,197 of expenses.

          A summary of the results of operations for the quarters ended March 31, 2005 and 2004 is as follows:


                                                       MARCH 31, 2005         MARCH 31, 2004
                                                   ---------------------   -------------------
          Revenues                                  $          -            $          -

          Cost of Goods Sold                                2,733                  7,675
          Expenses                                      1,005,197                 74,603
          Net Loss                                  $  (1,007,930)          $    (82,278)

          Net loss per share, basic and diluted            $(0.03)                $(0.00)
          Weighted average number of shares
          outstanding, basic and diluted               36,429,982             29,829,758



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

          On March 28, 2005, the Company signed Belkin's Master Reseller Agreement which entitles NetFabric to 4% revenue share for CallEverywhere sales by NetFabric resellers. The Company also signed the following Reseller
Agreements: on March 11, 2005, with CommunityNet of Omak, WA; on March 10, 2005, with Contineo Technologies of Spokane, WA; and , on March 5, 2005, Avatel Technologies, Inc. of Brandon, FL.

          Revenues. For the three months ended March 31, 2005, we generated $0 in revenue compared to $0 for the three months ended March 31, 2004. Although no revenue was recognized during the three months ended March 31, 2005, we received sales orders from Williams Telecommunication Corp. totaling $978, and received orders and shipped products to Williams Telecommunication Corp. totaling $1,155 and to Teleconcepts totaling $2,008 which are expected to provide revenues in future periods. The Company is still in the stages of early product development and does not plan to generate significant revenue from its various product lines until the fourth quarter of 2005.

          Total Expenses. Total expenses for the three months ended March 31, 2005 were $1,005,197 compared to $74,603 for the three months ended March 31, 2004. The change is related to the increase in our business activities, further described as follows:

          Research and Development expenses for the three months ended March 31, 2005 were $134,475 compared to $0 for the same period in 2004. These expenses mainly represented the product development costs for the FUSION 4x4 and the 12x8 voice routers, and the new SILK product line, including associated engineering wages.

          General and Administrative expenses for the three months ended March 31, 2005 were $279,358 compared to $66,644 for the same period in 2004. This is primarily due to the Company hiring significant new personnel in management, marketing, and sales among others. In addition, the Company began maintaining office space only in early 2004, and has incurred additional costs associated with this activity, such as telecom, office supplies and insurance.

          Selling expenses for the three months ended March 31, 2005 were $158,960 compared to $7,543 for the same period in 2004. This is related primarily to the Company's personnel, participation in certain industry and trade shows as well as the development and production of marketing materials and FUSION evaluation units.

         Legal and professional fees for the three months ended March 31, 2005 were $184,290 compared to $416 for the same period in 2004. These expenses related to patent protection filings, legal and accounting costs associated with the preparation of SEC filings and financial statements.

          Interest and bank charges of $232,824 for the three months ended March 31, 2005 represented interest accrued on bridge loans as well as the amortization of discounts on such loans arising from the allocation of a portion of the proceeds to the value of equity issued in connection with the loan agreements.

         Depreciation and amortization expense of $15,290 for the three months ended March 31, 2005 represents depreciation on equipment and purchased software and amortization of software development costs.

          Net Loss per share. Net loss per common share increased to $(0.03) per share during the three months ended March 31, 2005 from $0.00for the same period in 2004. The loss increased as we began continued full-fledged operations in 2005, and increased our employee headcount, operating expenses and legal and professional fees.

LIQUIDITY AND CAPITAL RESOURCES.

As of March 31, 2005 we had cash of approximately $296,000. Our operating activities used approximately $755,000 of cash for the quarter ended March 31, 2005 as compared to approximately $54,000 for the same period in 2004 due to the increase in our development activities as described above. In addition, during the quarter, the Company purchased approximately $17,000 of equipment and raised approximately $1,000,000 from various equity financings. During the same period in 2004, there were no fixed asset purchases and our financing activities were insignificant. As a result of the above activities, the Company had an increase in cash of approximately $228,000 for the quarter ended March 31, 2005.

During the first quarter of 2005, Macrocom Investors, LLC ("Macrocom") completed its financing commitment to the Company, as required under the terms of the financing agreement of July 22, 2004 between Macrocom and the Company ("Financing Agreement"), generating $1,000,000 of proceeds to the Company in exchange for shares of the Company's common stock. In connection with the financing commitment Macrocom received a six-month warrant to purchase 2,000,000 shares of our common stock at a purchase price of $1,500,000, provided that the closing price of our common stock on the day immediately preceding the exercise of the warrant is less than $2.00 per share. Macrocom did not exercise the warrant and it expired on May 9, 2005. We are engaged in discussions with

Macrocom regarding the possible extension of the term and amendments to the other features of the warrant. In addition, Macrocom had the right to request, but as of April 30, 2005 has not requested, repayment in cash of the principal from its second bridge loan to the Company of $500,000, due April 10, 2005. We are engaged in negotiations with Macrocom regarding the settlement or restructuring of the second bridge loan. If Macrocom were to request payment in cash, the Company would not have the cash on hand to make such payment.

LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS

Through March 31, 2005, we incurred development stage losses totaling approximately $2,525,755 and at that date, were in a working capital deficit position of $339,618. At March 31, 2005, we had approximately $295,701 of cash to fund short-term working capital requirements. Since March 31, 2005 and through the date of this filing, we have continued to expend cash to fund operations and continue to incur additional liabilities, however we have not secured any additional financing to date. We will require additional funding in the very near term in order to meet our immediate obligations and continue operations.

Our business strategy calls for growth internally as well as through acquisitions. To this end, we intend to invest substantial funds to increase its sales and marketing resources in order to grow revenues. In order to implement this strategy, we will require additional funding for personnel, capital expenditures and other expenses, as well as for working capital purposes. If adequate funds are not available on acceptable terms, then we may not be able to meet our business objectives for expansion. No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

Our ability to continue as a going concern and future success are dependent upon our ability to raise capital in the near term to: (1) satisfy our current obligations, (2) continue our research and development efforts, and (3) the successful wide scale development, approval, deployment and marketing of our products.

Management's plans in this regard include, but are not limited to current discussions and negotiations with a number of additional financing alternatives, one or more of which it believes will be able to successfully close to provide necessary working capital, while maintaining sensitivity to shareholder dilution issues. However, there can be no assurance that NetFabric will generate sufficient revenues to provide positive cash flows from operations or that sufficient capital will be available, when required or at terms favorable to us, to permit NetFabric to realize its plans. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our current planned cash requirements for the remainder of fiscal 2005 are based upon certain assumptions, including our ability to raise additional financing and significant sales of our products commencing in the fourth quarter of 2005. Should these cash flows not be available, we believe we would have the ability to revise our operating plan and if necessary initiate significant reductions in expenses, including marketing and research and development expenses. Additionally, irrespective of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuances of stock in lieu of cash.

OTHER MATTERS.

          On and effective as of January 21, 2005, the Board of Directors of the Company, pursuant to Section 6.10 of the Bylaws amended Section 2.12, entitled Informal Action by Shareholders. Section 2.12 had previously allowed action by written consent of shareholders in lieu of a shareholders meeting only if all shareholders entitled to vote on a matter had signed the consent. The amendment eliminates the all shareholders requirement and allows action by written consent of shareholders in lieu of a shareholders meeting as long as the consent is signed by a majority of the shareholders entitled to vote on such action.

         On March 8, 2005, the Board of Directors adopted a stock option plan (the "Plan"), subject to the receipt of stockholder approval of the Plan. The Company was also obligated to adopt the Plan in connection with the acquisition of NetFabric Corporation. The Plan is necessary in order to cover the options previously granted by NetFabric and subsequently assumed by the Company. The written consent of the Company stockholders provided the necessary stockholder approval of the Plan. The Plan became effective on April 19, 2005.

          As a consequence of the change in management of the Company, resulting from the acquisition of NetFabric, on March 28, 2005 Michael Johnson & Co. LLC ("MJC") was dismissed as the independent registered public accounting firm for the Company by the Audit Committee of its Board of Directors. MJC's reports on the Company's financial statements for the past two fiscal years did not contain an adverse opinion, disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles. The report was qualified as to uncertainty about the Company's ability to continue as a going concern unless it was able to generate sufficient cash flow to meet its obligations and sustain its operations.

          During the Company's two most recent fiscal years and through March 28, 2005, there were no disagreements with MJC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MJC, would have caused it to make reference to the subject matter of the disagreements in connection with this report. No reportable events of the type described in item 304(a)(1)(iv)(B) of Regulation S-B occurred during the two most recent fiscal years. The Company has provided MJC with a copy of this disclosure and requested that they furnish the Company with a letter addressed to the Commission stating whether it agrees or disagrees with the statements by the Company in this report and, if not, stating the respects in which it does not agree. A letter from MJC to such effect was provided the Company.

          Also effective March 28, 2005, J.H. Cohn LLP ("JHC") was appointed as the new independent registered public accounting firm for the Company. During its two most recent fiscal years and through March 28, 2005, the Company has not consulted with JHC on any matter that (i) involved the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements, in each case where written or oral advice was provided, that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) was either the subject of a disagreement or event, as that term is described in item 304(a)(1)(iv)(A) of Regulation S-B. JHC is the independent registered public accounting firm for NetFabric immediately prior to its acquisition by the Company and currently.

          The Company received a notice on March 31, 2005 from certain of the Macrocom investors alleging that the Company is in default in filing registration statement. If the registration statement relating to the Macrocom stock is not effective within 180 days of the Closing Date for reasons not beyond NetFabric's control, NetFabric will pay Macrocom liquidated damages of 45,000 shares of the common stock of the Company for each month or any portion thereof, until such registration statement is effective. The Company believes it is not in default based upon oral extensions granted to it by Macrocom and believes the filing of the registration statement, which occurred on April 8, 2005, cured any alleged default. Management believes that it will not have any material effects in subsequent periods on the Company's consolidated financial position, results of operation or cash flow based on or as a result of the outcome from this matter.

          On April 4, 2005, the Company announced the appointment of Madelyn M. DeMatteo as a Director of the Company. Ms. DeMatteo has also been designated as the financial expert of the audit committee, and will serve as Chairman of the committee. Prior to joining the Company, from 1978 through 2000, Ms. DeMatteo was employed by Southern England Telecommunications. During her employment, she held the positions of Senior Vice President, General Counsel and Corporate Secretary and Vice President, General Counsel & Corporate Secretary from 1992-2000, Associate General Counsel and Corporate Secretary from 1990-1991, General Attorney from 1983-1990, and Senior Attorney-Labor from 1978-1983. From 1973-1978, Ms. DeMatteo was employed by AT&T as Senior Counsel-Labor. Ms. DeMatteo received her B.A. from Connecticut College in 1970 and her J.D. from the University of Connecticut in 1973.

          On April 8, 2005, the Company filed a Registration Statement with the SEC on Form SB-2 to register 7,750,000 common shares of its stock held by Littlehampton Investments, LLC, Macrocom and Michael Millon, the Managing Member of both of these entities, as required under the terms of the Financing Agreement.

          The Board of Directors determined that it would be in the best interests of the Company to change the name of the Company from Houston Operating Company to NetFabric Holdings, Inc. to reflect its new business of developing and selling a family of IP appliances, and related software and services, that simplify the incorporation of any telephone system into a company's IP infrastructure while reducing the cost of telephone calls. The Board of Directors also determined that it would be in the best interests of the Company to increase the number of authorized shares of common stock from 50 million to 100 million shares of common stock, par value, $0.001. Both proposed changes became effective April 19, 2005 following approval by written consent of the shareholders.

         Also, effective April 19, 2005, the trading symbol for the Company changed from HOOC to NFBH.

ITEM 3.  CONTROLS AND PROCEDURES

A.       Evaluation of Disclosure Controls and Procedures:

          Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the

          Exchange Act is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the President and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act are recorded, processed, summarized and reported as and when required.

B.       Changes in Internal Control over Financial Reporting:

          There were no changes in our internal controls over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

          The Company received a notice on March 31, 2005 from certain of the Macrocom investors alleging that the Company is in default in filing registration statement. If the registration statement relating to the Macrocom stock is not effective within 180 days of the Closing Date for reasons not beyond NetFabric's control, NetFabric will pay Macrocom liquidated damages of 45,000 shares of the common stock of the Company for each month or any portion thereof, until such registration statement is effective. The Company believes it is not in default based upon oral extensions granted to it by Macrocom and believes the filing of the registration statement, which occurred on April 5, 2005 cured any alleged default. Management believes that it will not have any material effects in subsequent periods on the Company's consolidated financial position, results of operation or cash flow based on or as a result of the outcome from this matter.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         In the first quarter of 2005, Macrocom completed its financing of the Company as required under the terms of the Financing Agreement. The Company received $1,000,000 of equity financing and issued 2,000,000 shares of its common stock to Macrocom. On April 8, 2005, the Company filed a Registration Statement with the SEC on Form SB-2 to register 7,750,000 common shares of its stock, which include the 2,000,000 shares issued to Macrocom together with other shares held by Littlehampton Investments, LLC, Macrocom and Michael Millon, the Managing Member of both Littlehampton Investments, LLC and Macrocom, or transferred by those entities to other investors, as required under the terms of the Financing Agreement.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          On and effective as of January 21, 2005, the Board of Directors of the Company, pursuant to Section 6.10 of the Bylaws amended Section 2.12, entitled Informal Action by Shareholders. Section 2.12 had previously allowed action by written consent of shareholders in lieu of a shareholders meeting only if all shareholders entitled to vote on a matter had signed the consent. The amendment eliminates the all shareholders requirement and allows action by written consent of shareholders in lieu of a shareholders meeting as long as the consent is signed by a majority of the shareholders entitled to vote on such action.

         On March 3, 2005, the Board of Directors adopted a stock option plan (the "Plan"), subject to the receipt of stockholder approval of the Plan. The Company was also obligated to adopt the Plan in connection with the acquisition of NetFabric Corporation. The Plan is necessary in order to cover the options previously granted by NetFabric and subsequently assumed by the Company. The written consent of the Company stockholders provided the necessary stockholder approval of the Plan. The Plan became effective on April 19, 2005.

          The Board of Directors determined that it would be in the best interests of the Company to change the name of the Company from Houston Operating Company to NetFabric Holdings, Inc. to reflect its new business of developing and selling a family of IP appliances, and related software and services, that simplify the incorporation of any telephone system into a company's IP infrastructure while reducing the cost of telephone calls.

          The Board of Directors also determined that it would be in the best interests of the Company to increase the number of authorized shares of common stock from 50 million to 100 million shares of common stock, par value, $0.001. Both proposed changes became effective April 19, 2005 following approval by written consent of the shareholders.

ITEM 5.   OTHER INFORMATION.

          Not applicable.

ITEM 6.   EXHIBITS

          (a) Exhibits.

          Exhibit Number     Description of Document
          --------------     -----------------------

          3.1(a)             Certificate of Incorporation, as amended

          3.2                By-Laws of the Company, as amended

          4.1                Finance Agreement dated July 22, 2004

          4.2 Exchange Agreement of December 9, 2004 between the Company and NetFabric Corporation

          10.1               2005 Stock Option Plan

          10.3 Agreement between the Company and Belkin Corporation, dated April , 2005**

          31.1               Rule 13a-14(a)/15d-14(a) Certification (CEO)**

          31.2               Rule 13a-14(a)/15d-14(a) Certification (CFO)**

          32.1               Section 1350 Certification (CEO)**

          32.2               Section 1350 Certification (CFO)**

         ----------
         (1) Incorporated herein in its entirety by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-123938, as filed with the Securities and Exchange Commission on April 11, 2005.

         (2) Incorporated herein in its entirety by reference to the Company's 2004 Annual Report on Form 10-KSB.

         (3) Incorporated herein in its entirety by reference to the Company's Form 8-K filed on March 31, 2005.

         (4) Incorporated herein in its entirety by reference to the Company's Form 8-K/A filed on February 24, 2005.

         **       Filed herewith.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2005                       /s/ JEFF ROBINSON
                                         ---------------------------
                                         Jeff Robinson Chairman and Chief
                                         Executive Officer
                                         (principal executive officer)


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 13, 2005                        /s/ JEFF ROBINSON
                                          ---------------------------
                                          Jeff Robinson Chairman and Chief
                                          Executive Officer (principal executive
                                          officer)

Date: May 13, 2005                        /s/ WALTER CAROZZA
                                          ---------------------------
                                          Walter Carozza, Chief Financial
                                          Officer
                                          (principal accounting officer)

Date: May 13, 2005                        /s/ MADELYN DEMATTEO
                                          ---------------------------
                                          Madelyn DeMatteo, Director

Date: May 13, 2005                        /s/ CHARLOTTE G. DENENBERG
                                          ---------------------------
                                          Charlotte G.  Denenberg, Director

Date: May 13, 2005                        /s/ RICHARD HOWARD
                                          ---------------------------
                                          Richard Howard, Director