Form 10QSB
period 2005-06-30
NETFABRIC HOLDINGS, INC
filed 2005-08-15
CIK 1083220

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549


                                   FORM 10-QSB


[X]   QUARTERLY REPORT UNDER SECTION 13 or 15 (D) OF THE SECURITES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005


[_]   TRANSISTION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT


                         COMMISSION FILE NUMBER: 0-21419


                            NETFABRIC HOLDINGS, INC.
                            ------------------------
         (Exact name of small business issuer as specified its charter)


            Delaware                                      76-0307819
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                               Three Stewart Court
                           Denville, New Jersey, 07834
                    (Address of principal executive offices)

                                 (973)-887-2785
                           (Issuer's telephone number)

                     67 Federal Road, Building A, Suite 300
                              Brookfield, CT 06804
                      ------------------------------------
                 (Former address, if changed since last report)

Check whether the issuer (1) filed all reports required by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 12, 2005, 62,885,500 shares of common stock, $.001 par value per share, of the issuer were outstanding.


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                            NETFABRIC HOLDINGS, INC.

                                      INDEX



                                                                            Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets                                1

         Condensed Consolidated Statements of Operations                      2

         Condensed Consolidated Statement of Stockholders'
         Equity (Deficit)                                                     3

         Condensed Consolidated Statements of Cash Flows                      4

         Notes to Condensed Consolidated Financial Statements                 5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           16

Item 3.  Controls and Procedures                                             24

PART II. OTHER INFORMATION                                                   24

         Signatures                                                          25

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   NetFabric Holdings, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets

                                                                                     June 30, 2005            December 31,
                                                                                      (Unaudited)                 2004
                                                                                    ---------------          --------------
                                          ASSETS

Current Assets:
        Cash                                                                              $ 18,087                  $ 67,719
        Trade accounts receivable, net                                                   2,460,590                        --
        Inventory                                                                          209,261                    72,025
        Prepaid expenses and other current assets                                          196,037                    88,910
                                                                                    ---------------          ---------------
        Total current assets                                                              2,883,975                  228,654

Property and equipment, net                                                                 308,010                  171,931

Deferred offering costs                                                                          --                  368,683

Goodwill and other intangibles                                                           34,166,977                       --

Other assets                                                                                  7,324                   43,053
                                                                                    ---------------          ---------------
        Total                                                                       $    37,366,286          $       812,321
                                                                                    ===============          ===============

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
        Bridge loans, net of unamortized discount                                   $       211,686          $       749,659
        Loans and advances payable to stockholders and officers                             502,639                   32,639
        Accounts payable and accrued liabilities                                          3,512,907                  273,707
        Accrued compensation                                                                459,679                       --
        Deferred revenues and customer advances                                             786,260                   25,966
                                                                                    ---------------          ---------------
        Total current liabilities                                                         5,473,171                1,081,971
                                                                                    ---------------          ---------------

Commitments and contingencies

Stockholders' Equity (Deficit):
        Common Stock, $.001 par value, 100,000,000 shares authorized,
        61,748,358 and 34,652,204 shares issued and outstanding,
        respectively                                                                         61,748                   34,652
        Additional paid-in capital                                                       35,551,209                1,216,523
        Deferred employee compensation                                                      (44,985)                      --
        Accumulated deficit                                                              (3,674,857)              (1,520,825)
                                                                                    ---------------          ---------------
        Total stockholders' equity (deficit)                                             31,893,115                 (269,650)
                                                                                    ---------------          ---------------
        Total                                                                       $    37,366,286          $       812,321
                                                                                    ===============          ===============

       See Notes to Unaudited Condensed Consolidated Financial Statements

                   NetFabric Holdings, Inc. and Subsidiaries
                Condensed Consolidated Statements of Operations

                                                           Three months ended,                Six months ended,
                                                      ------------------------------    ------------------------------
                                                      June 30, 2005    June 30, 2004    June 30, 2005    June 30, 2004
                                                       (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
                                                      -------------    -------------    -------------    -------------
Revenues                                              $   2,273,330    $          --    $   2,273,330    $          --
                                                      -------------    -------------    -------------    -------------

Expenses:
       Direct employee compensation and
          consultant expenses                             1,778,075           27,044        1,780,808           34,719
       Selling, general and administrative expenses       1,276,243          187,249        1,898,851          261,853
       Research and development                             187,477               --          321,952               --
       Interest and bank charges                            155,019              249          387,843              249
       Depreciation and amortization                         22,618               --           37,908               --
                                                      -------------    -------------    -------------    -------------
          Total expenses                                  3,419,432          214,542        4,427,362          296,821

                                                      -------------    -------------    -------------    -------------
Loss before provision for income taxes                   (1,146,102)        (214,542)      (2,154,032)        (296,821)

Provision for income taxes                                       --               --               --               --
                                                      -------------    -------------    -------------    -------------

Net Loss                                              $  (1,146,102)   $    (214,542)   $  (2,154,032)   $    (296,821)
                                                      =============    =============    =============    =============


Net loss per common share, basic and diluted          $       (0.02)   $       (0.01)   $       (0.05)   $       (0.01)
                                                      =============    =============    =============    =============

Weighted average number of shares
       outstanding, basic and diluted                    48,773,506       31,140,956       42,635,842       30,485,357
                                                      =============    =============    =============    =============

       See Notes to Unaudited Condensed Consolidated Financial Statements

                   NetFabric Holdings, Inc. and Subsidiaries
       Condensed Consolidated Statements of Stockholders' Equity (Deficit)

                                                                        Common Stock
                                                            -------------------------------
                                                                                                Additional        Deferred
                                                                 Shares         Par Value     Paid-in Capital   Compensation
                                                            --------------   --------------   --------------   --------------
Balances at December 31, 2004                                   34,652,204   $       34,652   $    1,216,523   $           --

  Sale of common stock to investors, net of offering             2,000,000            2,000          629,317               --
    costs of $368,683
  Settlement of bridge loan with common stock                    1,000,000            1,000          499,000               --
  Issuance of shares in connection with acquisition             24,096,154           24,096       32,746,673               --
  Allocation of value to warrants in connection with debt               --               --          392,196               --

  Deferred employee stock option compensation                           --               --           67,500          (67,500)
  Amortization of deferred employee stock option
    compensation                                                        --               --               --           22,515

  Net loss                                                              --               --               --               --
                                                            --------------   --------------   --------------   --------------

Balances at June 30, 2005 (unaudited)                           61,748,358   $       61,748   $   35,551,209   $      (44,985)
                                                            ==============   ==============   ==============   ==============


                                                                                   Total
                                                             Accumulated   Stockholders' Equity
                                                               Deficit           (Deficit)
                                                            --------------    --------------
Balances at December 31, 2004                               $   (1,520,825)   $     (269,650)

  Sale of common stock to investors, net of offering                    --           631,317
    costs of $368,683
  Settlement of bridge loan with common stock                           --           500,000
  Issuance of shares in connection with acquisition                     --        32,770,769
  Allocation of value to warrants in connection with debt               --           392,196

  Deferred employee stock option compensation                           --
  Amortization of deferred employee stock option
    compensation                                                        --            22,515

  Net loss                                                      (2,154,032)       (2,154,032)
                                                            --------------    --------------

Balances at June 30, 2005 (unaudited)                       $   (3,674,857)   $   31,893,115
                                                            ==============    ==============

       See Notes to Unaudited Condensed Consolidated Financial Statements

                   NetFabric Holdings, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows

                                                                  Six Months Ended,
                                                         -----------------------------------
                                                          June 30, 2005       June 30, 2004
                                                           (Unaudited)         (Unaudited)
                                                         --------------       --------------
OPERATING ACTIVITIES
  Net loss                                               $   (2,154,032)      $     (296,821)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
  Non-cash charge for common stock issued for rent               25,000               25,000
  Non-cash charge for options issued
     to non-employees                                            10,313               30,026
  Non-cash charge for amortization
     of employee deferred compensation                           22,515                   --
  Provision for bad debts                                        18,284                   --
  Amortization of debt discount                                 354,226                   --
  Depreciation and amortization                                  37,908                   --
  Changes in operating assets and liabilities, net
       of acquisition:
       Inventory                                               (137,236)             (10,267)
       Trade accounts receivable                               (306,622)             (16,602)
       Prepaid expenses and other current assets                (42,719)                  --
       Other assets                                              32,740                   --
       Accounts payable and accrued liabilities               1,058,426                4,980
       Accrued compensation                                     239,314                   --
       Deferred revenues and advances                          (312,407)              18,283
                                                         --------------       --------------
  Net cash used in operating activities                      (1,154,290)            (245,401)
                                                         --------------       --------------

INVESTING ACTIVITIES
  Direct acquisition costs of UCA Services                     (187,000)                  --
  Purchases of property and equipment                           (78,342)              (4,500)
                                                         --------------       --------------
  Net cash used in investing activities                        (265,342)              (4,500)
                                                         --------------       --------------

FINANCING ACTIVITIES
  Proceeds from issuance of common stock                      1,000,000              250,000
  Loans and advances from stockholders and officers             370,000                   --
                                                         --------------       --------------
  Net cash provided by financing activities                   1,370,000              250,000
                                                         --------------       --------------
Net increase (decrease) in cash                                 (49,632)                  99
Cash at beginning of period                                      67,719               18,053
                                                         --------------       --------------

Cash at end of period                                    $       18,087       $       18,152
                                                         ==============       ==============

Supplemental cash flow information:
  Cash paid for interest expense                         $       12,500       $           --
                                                         ==============       ==============

  Cash paid for income taxes                             $           --       $           --
                                                         ==============       ==============

       See Notes to Unaudited Condensed Consolidated Financial Statements

                    NetFabric Holdings, Inc. and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements

1.       Nature of Business

         NetFabric Holdings, Inc. ("Holdings" or the "Company") (formerly known as Houston Operating Company, Inc.) was incorporated under the laws of the State of Delaware on August 31, 1989. On December 9, 2004, Holdings entered into an Exchange Agreement (the "Acquisition Agreement" or "Share Exchange") with all of the stockholders of NetFabric Corporation ("NetFabric") whereby Holdings acquired all of the issued and outstanding capital stock of NetFabric and NetFabric became a wholly-owned subsidiary of Holdings. Upon completion of the merger, the NetFabric stockholders controlled approximately 95% of the then issued and outstanding common stock. NetFabric's business activities were the activities of the merged Company and Holdings was a shell corporation without any operations. As a result of these factors, this transaction was treated as a reverse merger, and a capital transaction, equivalent to the issuance of stock by NetFabric for Holdings' net assets, and accordingly, the historical financial statements prior to December 9, 2004 are those of NetFabric. (Holdings and its subsidiaries are collectively referred to as "Holdings").

         NetFabric, a Delaware corporation incorporated on December 17, 2002, began operations in July 2003. NetFabric develops and markets a family of Internet Protocol ("IP") appliances that simplifies the integration of standard telephone systems with an IP infrastructure.

         On May 20, 2005, Holdings entered into and closed on a share exchange agreement ("Exchange Agreement"), whereby Holdings acquired all of the issued and outstanding shares of UCA Services, Inc. ("UCA Services"), a New Jersey company, from its shareholders in exchange for the issuance of 24,096,154 shares of common stock of Holdings (See Note 3). Holdings emerged from the development stage upon the acquisition of UCA Services.

2. Basis of Presentation and Summary of Significant Accounting Policies and Practices

         Basis of Presentation / Interim Financial Statements

         The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the three and six months ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for any other interim period of any future year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2004 consolidated financial statements, including the notes thereto, which are included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 and the audited financial statements of UCA Services for the year ended December 31, 2004 included in the Company Form 8-K filed on August 3, 2005.

         As shown in the accompanying condensed consolidated financial statements, the Company has an accumulated deficit of $3,674,857 and has a working capital deficit of $2,589,196 at June 30, 2005. Management recognizes that the Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow the Company to continue the development of its business plans and satisfy its obligations on a timely basis. Management believes that such cash flows will be funded by additional equity and/or debt financings (See Note 10) through the time in which the Company consistently generates sufficient positive cash flows from its operations, if ever. However there can be no assurance that management's plans will be achieved.

         Consolidation

         The condensed consolidated financial statements include the accounts of Holdings and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

         Reclassifications

         Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current period presentation.

         Estimates

         The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management's most difficult and subjective judgments include provisions for bad debts, depreciable/amortizable lives, impairment of long-lived assets, accounting for goodwill and intangible assets, the fair value of the Company's common stock, the fair value of options issued for services, the allocation of proceeds from the bridge loans to equity instruments and other reserves. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

         Revenue Recognition

         The Company derives revenue from the sale of its communication equipment products and as a provider of information technology consulting and infrastructure development services.

         In accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition," revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product or services has occurred, the fee is fixed and determinable, collectibility is reasonably assured, contractual obligations have been satisfied, and title and risk of loss have been transferred to the customer.

         UCA Services derives revenue primarily from professional services, managed IT services, application development services and from business process management services. Arrangements with customers for services are generally on a time and material basis or fixed-price, fixed-timeframe. Revenue on time-and-material contracts is recognized as the related services are performed. Revenue from fixed-price, fixed-timeframe service contracts are recognized ratably over the term of the contract, as per the proportional performance method. When the Company receives cash advances from customers in advance of the service period, amounts are reported as advances from customers until the commencement of the service period. Billings and collections in excess of revenue recognized are classified as deferred revenue.

         To date NetFabric's communication equipment products have been marketed only through a network of distributors and value-added resellers ("VAR"). In the VAR channel, NetFabric recognizes revenue at the time of shipment if all other contractual obligations to the VAR have been satisfied. In the distributor channel, NetFabric recognizes revenue when the distributor sells and ships NetFabric products to its own VARs, resellers or end-user customers, provided the Company has satisfied all other terms and conditions with the distributor. Accordingly, NetFabric receives distribution sales and inventory information regarding its products from its distributors for the purpose of determining the appropriate timing of revenue recognition.

         Both VARs and distributors have limited rights to return products to NetFabric but must obtain prior approval from NetFabric before returning products, consistent with industry practice. NetFabric has no obligation to accept the return of any unsold products. If required, the Company accrues a provision for estimated sales returns and other allowances and deferrals as a reduction of revenue at the time of revenue recognition. To date no sales have been made and as such, no provisions for estimated sales returns and other allowances have been recognized. The Company has no obligation to provide service, repair, counseling or other assistance to any customers of the VARs or distributors unless NetFabric has a specific agreement directly with such customer.

         Allowance for Doubtful Accounts

         The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. These estimated losses are based upon historical bad debts, specific customer creditworthiness and current economic trends. If the financial condition of a customer deteriorates, resulting in the customer's inability to make payments within approved credit terms, additional allowances may be required. The Company performs credit evaluations of its customers' financial condition on a regular basis. The Company recorded allowances for bad debts of $18,284 and $0 during the three and six months ended June 30, 2005 and 2004, respectively.

         Inventory

         Inventory consists primarily of finished goods and purchased electronic components which are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method.

         Fair Value of Financial Instruments

         The fair value of the Company's assets and liabilities that qualify as financial instruments under Statement of Financial Accounting Standards ("SFAS") No. 107 approximate their carrying amounts presented in the consolidated balance sheets at June 30, 2005 and December 31, 2004.

         Business Concentrations and Credit Risk

         Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company reduces credit risk by placing its cash with major financial institutions with high credit ratings. At times, such amounts may exceed Federally insured limits. The Company reduces credit risk related to accounts receivable by routinely assessing the financial strength of its customers and maintaining an appropriate allowance for doubtful accounts.

         The Company's services have been provided primarily to a limited number of clients located worldwide in a variety of industries. The Company had revenues from 2 clients representing 46% (34% and 12%, respectively) of revenues during the three months ended June 30, 2005. The Company had revenues from 2 clients representing 46% (34% and 12%, respectively) of revenues for the six months ended June 30, 2004.

         The Company generally does not require its clients to provide collateral. Additionally, the Company is subject to a concentration of credit risk with respect to its accounts receivable. The Company had 3 clients accounting for 49% (28%, 11% and 10%) of total gross accounts receivable as of June 30, 2005.

         Goodwill and Other Intangibles

         Goodwill and other intangibles represent the Company's preliminary allocation of the estimated cost to acquire UCA Services in excess of the fair value of net assets acquired. The allocation is preliminary and subject to change based on finalization of the Company's valuation. The actual purchase price allocation, to reflect the fair values of assets acquired and liabilities assumed, will be based upon management's ongoing evaluation. Accordingly, the final allocation of the purchase price may differ significantly from the preliminary allocation.

         Under SFAS No. 142 Goodwill and Other Intangible Assets, goodwill is not amortized but is reviewed for impairment annually, as well as when a triggering event indicates impairment may have occurred.

         The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of the reporting unit. The first step of the process is a screen for potential impairment and the second step measures the amount of impairment, if any. The Company will perform a goodwill impairment test annually, as well as when a triggering event indicating impairment may have occurred.

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

         If compensation expense for stock options awarded to employees had been determined in accordance with SFAS No. 123, the Company's pro forma net loss would have been as follows:

                                                           Six months ended, June 30,           Three months ended, June 30,
                                                        -------------------------------       -------------------------------
                                                           2005               2004               2005               2004
                                                        ------------       ------------       ------------       ------------
        Net loss, as reported                           $ (2,154,032)      $   (296,821)      $ (1,146,102)      $   (214,542)
        Stock based employee compensation recorded            22,515                 --              4,207                 --
                                                        ------------       ------------       ------------       ------------
        Sub-total                                         (2,131,517)          (296,821)        (1,141,895)          (214,542)
                                                        ------------       ------------       ------------       ------------
        Stock-based employee compensation expense
        determined under fair value method                   466,401              5,226            175,364              4,318
                                                        ------------       ------------       ------------       ------------
        Pro forma net loss, as adjusted                 $ (2,597,918)      $   (302,047)      $ (1,317,259)      $   (218,860)
                                                        ============       ============       ============       ============
        Loss per share:
        Basic and diluted-as reported                   $      (0.05)      $      (0.01)      $      (0.02)      $      (0.01)
        Basic and diluted-pro forma                     $      (0.06)      $      (0.01)      $      (0.03)      $      (0.01)

         The estimated value of the options is amortized over their vesting periods of one to four years for pro forma disclosure only.

         Earnings per Share

         The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings per Share." SFAS No. 128 computes basic earnings (loss) per share by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period plus the effects of any dilutive securities. Diluted earnings per share consider the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. The Company's potentially dilutive securities include common shares which may be issued upon exercise of its stock options, exercise of warrants or conversion of convertible debt.

         Diluted earnings per share for the three and six months ended June 30, 2005 and 2004 exclude potential common shares of 9,287,526 and 4,569,227 respectively, primarily related to the Company's outstanding stock options, warrants and convertible debt, because the assumed issuance of such potential common shares is antidilutive.

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

         In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 ("SFAS No. 151"). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges..." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The adoption of SFAS No. 151 is not expected to have a material impact on the Company's financial position and results of operations.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS No. 153"). The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's financial position and results of operations.

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented using the new accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. The implementation of SFAS 154 is not expected to have a material impact on the Company's consolidated financial statements.

3.       Acquisition

         The Company acquired UCA Services on May 20, 2005. Pursuant to the terms of the Exchange Agreement, Holdings acquired all of the issued and outstanding shares of UCA Services from the UCA Services' shareholders in exchange for the issuance of 24,096,154 shares of common stock of Holdings. The acquisition of UCA Services allows the Company to enter the IT services industry and is strategic to the NetFabric IP equipment development.

         The acquisition was accounted for as a business combination with Holdings as the acquirer. Under the purchase method of accounting, the assets and liabilities of UCA Services acquired by Holdings are recorded as of the acquisition date at their respective fair values, and added to those of Holdings, and the results of UCA Services have been included with those of the Company since the date of acquisition.

         The preliminary purchase price of $34,166,977 consists of $32,770,769 of common stock, $187,000 of acquisition costs and the assumption of $1,209,208 of net liabilities. The fair value of Holdings' common stock issued in exchange for the shares of UCA Services was based on the average closing market price of NetFabric Holdings' common stock for a period of five days prior and five days subsequent to the share exchange.

         The allocation of the preliminary purchase price to the estimated fair values of the assets acquired and liabilities assumed as reflected in the unaudited condensed consolidated financial statements is preliminary and subject to change based on finalization of the Company's valuation. The actual purchase price allocation, to reflect the fair values of assets acquired and liabilities assumed will be based upon management's ongoing evaluation. Accordingly, the final allocation of the purchase price may differ significantly from the preliminary allocation and such allocation will impact the Company's annual goodwill impairment testing and related future impairment charge, if any.

         The estimated fair value of the net liabilities assumed in the acquisition of UCA Services are as follows:


              Accounts receivable...............................   $  2,153,968
              Property, plant, other assets and equipment.......        190,602
              Accounts payable and accrued expenses.............     (2,481,077)
              Deferred revenue and advances.....................     (1,072,701)
                                                                   -------------

                   Net liabilities assumed......................     (1,209,208)
                                                                   =============

         Summarized below are the pro forma unaudited results of operations for the six months and three months ended June 30, 2005 and 2004, respectively, as if the results of UCA Services were included for the entire periods presented. The pro forma results may not be indicative of the results that would have occurred if the acquisition had been completed at the beginning of the period presented or which may be obtained in the future:

                                                                                       Six Months Ended,
                                                                      -------------------    ---------------------
                                                                          June 30, 2005          June 30, 2004
                                                                      -------------------    ---------------------
              Revenues...............................................    $  9,154,682            $    5,966,007
              Net loss...............................................      (3,039,185)                 (142,079)
              Basic and diluted loss per share.......................    $      (0.05)           $           --
              Weighted average common shares outstanding..                 61,140,623                54,581,511

                                                                                  Three Months Ended
                                                                      -------------------    ---------------------
                                                                          June 30, 2005          June 30, 2004
                                                                      -------------------    ---------------------
              Revenues...............................................    $  4,980,848            $    3,210,098
              Net loss...............................................      (2,031,255)                  (59,800)
              Basic and diluted loss per share.......................    $      (0.03)           $           --
              Weighted average common shares outstanding..                 61,748,358                55,237,110




4.       Bridge Loans

         earnings per share consider the impact of potentially dilutive was amended on December 2, 2004 (the "Financing Agreement") with Macrocom Investors, LLC, ("Macrocom") whereby Macrocom provided a loan to NetFabric in the amount of $500,000 ("Loan I") for a period of 180 days from the original date of the Financing Agreement ("Due Date") at an annual simple interest rate of 5%. On the Due Date, the Company had the option to repay the principal in cash or in kind by issuing 1,000,000 shares of common. In either event, the interest on Loan I is payable in cash on the Due Date. In January 2005, in accordance with the terms of the Financing Agreement, the Company elected to repay the principal of Loan I in kind by issuing 1,000,000 shares of common stock. Additionally, in connection with the Financing Agreement the Company issued to Macrocom 250,000 shares of common stock as additional consideration for Loan I in December 2004.

         On October 14, 2004, NetFabric and Macrocom entered into a loan agreement which was amended on December 2, 2004 (the "Loan Agreement"), whereby Macrocom agreed to loan an additional $500,000 to NetFabric ("Loan II" or the "Second Loan"), due 180 days from the original date of the Loan Agreement ("Second Due Date") at an annual simple interest rate of 5%. On the Second Due Date, at the option of Macrocom, Macrocom can convert the principal of the Second Loan into 1,000,000 shares of common stock or demand repayment of the principal in cash. In either event, the interest on the Second Loan is payable in cash on the Second Due Date. In addition, in December 2004 the Company issued to Macrocom 250,000 shares of common stock as additional consideration for the Second Loan. As noted below, on the Second Due Date in April 2005 Macrocom did not request repayment or conversion to common stock of Loan II.

         As a result of these transactions, total debt discounts on Loan I and Loan II (the "Bridge Loans"), including the value of the beneficial conversion feature, of $411,403 were recorded in 2004.

         During the three and six months ended June 30, 2005, $132,353 and $354,226, respectively, of the discounts were amortized into interest expense on the accompanying statements of operations. There was no amortization of debt discount during the three and six months ended June 30, 2004.

         On May 24, 2005, NetFabric and Macrocom entered into an agreement to amend the Financing Agreement between the parties. Under the terms of the amendment, the due date for Loan II has been extended from April 10, 2005 until October 10, 2005. At the same time and in connection with the extension of the due date for Loan II, Marcrocom and Holdings also amended the terms of the Financing Agreement with respect to a warrant Macrocom originally received on December 9, 2004 (Note 5). The warrant was set to expire on June 7, 2005; however, the parties agreed to extend the term of the warrant until December 9, 2006. As a result of these changes in terms, a debt discount of $392,196 was recorded on April 11, 2005.

5.       Stockholders' Equity

         In addition to the Bridge Loan transactions (Note 4), during 2004 Macrocom entered into a commitment with NetFabric to purchase common stock of Holdings subsequent to the Closing Date, under certain terms. Pursuant to this financing commitment, in two separate closings in January and March 2005 the Company sold an aggregate of 2,000,000 shares of common stock to Macrocom resulting in aggregate proceeds of $1,000,000 or $0.50 per share. Additionally, under this arrangement, Macrocom received 250,000 shares of common stock and a six-month warrant to purchase 2,000,000 shares of common stock at a purchase price of $1,500,000 (the "Macrocom Warrant"), provided that the closing price of the merged entity's common stock on the day immediately preceding the exercise of the warrant is less than $2.00 per share. The value of this additional consideration paid to Macrocom as part of this financing commitment, totaling $368,683, has been recorded as offering costs and offset against the proceeds of the additional purchases of common stock in 2005. The term of the Macrocom Warrant was extended in April 2005 (Note 4).

6.       Stock-Based Compensation

         During the three months ended June 30, 2005 and 2004 the Company recognized nonemployee compensation expenses of $5,157 and $15,013, respectively, as a result of the vesting of options, which is included in general and administrative expenses on the accompanying consolidated statements of operations. During the six months ended June 30, 2005 and 2004 the Company recognized nonemployee compensation expenses of $10,313 and $30,026, respectively, as a result of the vesting of options, which is included in general and administrative expenses on the accompanying consolidated statements of operations.

7.       Related Party Transactions

         Loans and advances payable to stockholders and officers on the accompanying consolidated balance sheet at June 30, 2005 represent amounts owed to stockholders of the Company for advances of cash provided to the Company. During June 2005, approximately $370,000 was advanced from stockholders.

         After the acquisition of UCA Services in May 2005, certain shareholders of the Company are also the owners of UCA Computer Systems, Inc. ("Systems"), a computer hardware company with which UCA Services has historically had transactions with.

         The Company subleases certain office space and incurs occupancy related costs under an agreement with Systems, whereby the Company pays rent and other occupancy costs based on the proportion of square footage occupied by the Company in the Systems office facility. Rent and occupancy expenses incurred by the Company under this agreement, which commenced on May 20, 2005, was $6,114 and is included in selling, general and administrative expenses during the three months ended June 30, 2005.

         In connection with delivering hardware and software to certain of its customers, Systems has engaged the Company to assist with certain elements of its customer contracts, including, but not limited to, hardware and software configuration and implementation. Such services are provided to Systems pursuant to an arrangement between the companies. From May 20, 2005, the date of acquisition of UCA Services, through June 30, 2005 the Company has not provided any services to Systems.

         From time to time, prior to the acquisition of UCA Services by the Company, UCA Services provided short-term borrowings to Systems and received short-term borrowings from Systems to meet working capital needs. At June 30, 2005 the net amount due from Systems of $779,870, consisting of $255,746 in trade accounts receivable related to services provided by UCA Services and $524,124 of amounts due to Systems for advances of cash and accounts payable. On May 17, 2005 UCA Services and Systems entered into an unsecured Non-Negotiable Promissory Note (the "Systems Note") whereby the net amount due to UCA Services from Systems of $779,870 was aggregated into the Systems Note. The Systems Note provides for interest at a rate equal to the minimum applicable federal rate of interest per annum and for equal monthly payments from Systems to UCA Services over a period of thirty-six months commencing on June 1, 2005. Due to uncertainties related to the realizability of the amounts due from Systems, the entire balance due from affiliate, which was acquired by Holdings as part of the acquisition of UCA Services, had been fully reserved for by UCA Services prior to the acquisition by the Company and continues to be fully reserved for as of June 30, 2005.

         Other Relationship
         Included in accounts receivable at June 30, 2005, is $37,720 due from Flagship HealthCare Management, Inc. ("Flagship"), a company related to the Company through common ownership. No services have been provided to Flagship during 2005.

8.       Segments

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated by the chief operating decision maker or group in deciding how to allocate resources and in assessing performance. The Company operates in two business segments: Internet Protocol and Information Technology Services. These reportable segments are strategic business units that are in different phases of development that the Company manages and finances separately based on the fundamental differences in their operations. The Company defines segment earnings as earnings before interest, taxes, depreciation and amortization and other charges determined to be non-recurring in nature, such as restructuring and impairment charges.

         Information about the Company operating segments, the presentation of which reflects changes in information that is now being made available to the Company's chief operating decision maker, is as follows:

                                         IT
                                      Services            IP            Corporate          Total
                                    ------------     ------------     -------------     ------------
Three Months Ended June 30, 2005
Revenues                            $  2,273,330     $         --     $          --     $  2,273,330
Earnings before interest, taxes,
depreciation and amortization            (84,497)        (716,290)         (167,678)        (968,465)
Net loss                                 (90,567)        (887,857)         (167,678)      (1,146,102)
Total assets                          36,851,080          515,206                --       37,366,286

Six months Ended June 30, 2005
Revenues                            $  2,273,330     $         --     $          --     $  2,273,330
Earnings before interest, taxes,
depreciation and amortization            (84,497)      (1,398,953)         (244,831)      (1,728,281)
Net loss                                 (90,567)      (1,818,634)         (244,831)      (2,154,032)
Total assets                          36,851,080          515,206                --       37,366,286


         Prior to the acquisition of UCA Services on May 20, 2005, the Company did not have operating segments.

9.       Supplemental Disclosure of Non-cash Investing and Financing Activities

                                                                Six Months Ended    Six Months Ended
                                                                  June 30, 2005      June 30, 2004
                                                                   (Unaudited)        (Unaudited)
                                                                ----------------    ----------------
Settlement of bridge loan with common stock                     $       500,000     $           --

Non-cash offering costs, netted against proceeds from
sales of common stock                                           $       368,683     $           --

Common stock issued in the acquisition of UCA Services          $    32,770,769     $           --

Imputed discount on bridge loans relating to warrants           $       392,196     $           --

Deferred employee stock option compensation                     $        67,500     $           --

10.      Subsequent Events

         Standby Equity Distribution Agreement

         On July 5, 2005, the Company entered into a Standby Equity Distribution Agreement (the "SEDA") with Cornell Capital Partners, LP ("Cornell"). Pursuant to the SEDA, the Company may, at its discretion, periodically sell to Cornell shares of common stock, for a total purchase price of up to Ten Million Dollars ($10,000,000). For each share of common stock purchased under the SEDA, Cornell will pay the Company ninety-eight percent (98%) of the lowest volume weighted average price of the Company's common stock as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the five (5) days immediately following the notice date. Cornell will also retain five percent (5%) of each advance under the SEDA. Cornell's obligation to purchase shares of the Company's common stock under the SEDA is subject to certain conditions, including the Company obtaining an effective registration statement for shares of common stock sold under the SEDA and is limited to Seven Hundred Fifty Thousand Dollars ($750,000) per weekly advance.

         The Company has also issued to Cornell a warrant (the "Cornell Warrant") to purchase, at Cornell's discretion, up to 560,000 shares of common stock at the Warrant Exercise Price as defined in the Cornell Warrant.

         On July 5, 2005, in connection with the SEDA, Cornell received a commitment fee of 680,000 shares of common stock. On July 5, 2005, the Company issued to Newbridge Securities Corporation 7,142 shares of common stock under the Placement Agent Agreement in connection with the SEDA. Both the value of the commitment fee and the placement fee will be accounted for as costs of the SEDA resulting in a charge directly to stockholders equity, which will be offset by an equivalent increase in equity for the issuance of the shares.

         Securities Purchase Agreement

         On July 5, 2005, the Company entered into an agreement (the "Securities Purchase Agreement") pursuant to which the Company shall sell to Cornell, and Cornell shall purchase from the Company, secured convertible debentures (the "Cornell Debentures") in the aggregate principal amount of One Million Dollars ($1,000,000), which are convertible, at Cornell's discretion, into common stock. A Four Hundred Thousand Dollar ($400,000) Debenture was funded in July 2005, and a Six Hundred Thousand Dollar ($600,000) Debenture shall be funded two (2) business days prior to the filing date of the registration statement. The Debentures are convertible, in whole or in part, at any time and from time to time until maturity at a fixed price of $0.50 per share, subject to certain limitations as provided therein. Each Debenture has a term of (1) year, piggy-back registration rights, a redemption premium equal to fifteen percent (15%) per year and accrues interest at a rate equal to five percent (5%) per year. As collateral for the Cornell Debentures, both the Company and certain officers and shareholders have pledged certain assets and common shares of the Company to secure the Company's obligations under the Securities Purchase Agreement. As noted above in connection with the Cornell Debentures, the Company issued Cornell warrants to acquire 560,000 shares of its common stock at an exercise price $0.50 per share as additional consideration. The Company will allocate the proceeds of the Cornell Debenture based on the computed relative fair values of the debt and equity components noted above. The Cornell Debentures will be accounted for as debt with any debt issuance costs or debt discounts charged to interest expense over the term of the Cornell Debentures.

         Convertible Debenture

         On July 19, 2005, the Company sold, a Convertible Debenture (the "Marcrocom Debenture") in the face amount of $500,000 to Marcrocom. The Marcrocom Debenture bears interest at 5% and is due on April 15, 2006. At the option of Marcrocom, the Marcrocom Debenture can be converted into shares of the Company's common stock at a conversion price of $.50 per share. In connection with the sale, the Company issued Marcrocom warrants to acquire 1,000,000 shares of its common stock at an exercise price $1.50 per share. The warrants expire in three years from the date of issuance. The Company also issued to Marcrocom 375,000 shares of its common stock as additional consideration. As collateral for the Debenture, the Company has placed with an escrow agent 5,000,000 shares of its common stock. The Company will allocate the proceeds of the Macrocom Debenture based on the computed relative values of the debt and equity components noted above. The amounts allocated to the equity components will be recorded as a debt discount at the date of issuance of the Macrocom Debenture and will be amortized to interest expense using the effective interest method over the stated term of the Macrocom Debenture. The Company anticipates that the amount of aggregate debt discounts will approximate the face amount of the Macrocom Debenture.

         On July 19, 2005, the Company sold to a stockholder and an entity affiliated with an officer of the Company, convertible debentures in the face amount of $50,000 each. These debentures were sold on substantially similar terms as the Marcrocom Debenture. However, the Company did not provide any collateral.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVIEW OF OPERATIONS

         The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report and reports included herein by reference. The following discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

         The Company's independent registered public accounting firm has indicated in their report dated March 30, 2005 on the Company's December 31, 2004 financial statements that the Company is in the development stage, has had net losses from inception and has working capital and net capital deficiencies. The report indicates that these matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's plan with regard to this matter is discussed elsewhere in this document. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

UCA SERVICES, INC. ACQUISITION

         On May 20, 2005, the Company entered into and closed on a share exchange agreement, whereby the Company purchased all of the issued and outstanding shares of UCA Services, Inc. ("UCA") from its shareholders in exchange for the issuance of 24,096,154 shares of the common stock of the Company, valued at $32.7 million, based on the average quoted market price of the Company's common stock at the time of the acquisition. Including the net assumed liabilities of $1.2 million, the preliminary purchase price is approximately $34.1 million. UCA is an information technology ("IT") solutions company that serves the information and communications needs of a wide range of Fortune 500 and small to mid-size business clients in the financial markets industry as well as the pharmaceutical, health care and hospitality sectors. UCA delivers a broad range of IT consulting and infrastructure development services, including multi-year managed services contracts, via an integrated network of branch offices and alliance partners in the United States, Canada, Europe and India. UCA's services include solutions in the practice areas of infrastructure builds and maintenance, application development and maintenance, business process managed services and professional IT services.

         The acquisition was accounted using the purchase method of accounting with the results of the acquisition included in the consolidated financial statements from the date of acquisition.

         UCA derives revenues primarily from professional services, managed IT services, application development services and from business process management services. Arrangements with customers for services are generally on a time and material basis or fixed-price, fixed-timeframe revenue.

OVERVIEW

          Prior to acquiring UCA, the Company was a provider of hardware and services to the burgeoning sector of the telecom industry that utilizes the Internet for telephone and data communications. Specifically, the Company offers distributed Voice over Internet Protocol ("VoIP") platforms, as well as Services over IP ("SoIP") solutions, that provide small to mid-sized Businesses ("SMB"s) and Enterprise Branch Offices ("EBO"s) with a flexible migration path to an all-IP infrastructure. The large and very lucrative market of more than 4.9 million SMBs and EBOs that the Company targets is sometimes referred to collectively in this document as "Small offices." The Company develops and markets small office Customer Premises Equipment ("CPE") in the form of integrated telephony services platforms that provide businesses with a flexible VoIP migration path from a legacy PBX to IP soft switch. The Company will build and deploy the server side of the advanced Services over IP that enable its distributed edge devices to deliver to Small Offices the improved business efficiencies, competitive advantages and significant cost savings of IP that previously were only available to larger enterprises.


         The Company markets and sells its products to SMBs through Value Added Resellers ("VAR"s), Service Providers and OEM relationships, and will sell to Fortune 500 EBO customers, through a direct consultative sales organization. To date, the Company's VoIP operations have generated very minimal revenues. Further, there can be no assurance that the Company will generate meaningful revenues from its VoIP operations in the future.

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

          As previously noted, the December 9, 2004 acquisition was accounted for as a reverse merger whereby NetFabric was treated as the accounting acquirer. Accordingly, the historical financial statements of NetFabric have been presented for all periods required. NetFabric began operations in January 2003 and was a development stage company until the UCA acquisition in May 2005. The Company's operating activities until the UCA acquisition consisted primarily of developing its VoIP telephony products for the marketplace, including the acceleration of research and development activities, hiring of additional Company personnel (primarily for research and development, but also sales and marketing personnel), development of sales, marketing programs and filing of product patents.

RESULTS OF OPERATIONS

Comparison of three and six months ended June 30, 2005 and 2004:

         As previously noted, the December 9, 2004 acquisition has been accounted for as a reverse merger whereby NetFabric was treated as the accounting acquirer. Accordingly, the historical financial statements of NetFabric have been presented for all periods required. NetFabric began operations in January 2003 and was a development stage company until the UCA acquisition. The UCA acquisition of UCA was accounted using the purchase method of accounting with the results of the operations included in the Company's consolidated financial statements from the date of acquisition.

Revenues. Revenues for the three and six months ended June 30, 2005, increased by $2,273,330 compared to the same periods of the prior year. The increase was due to the UCA acquisition. Prior the UCA acquisition, the Company did not have any revenues during the periods reported. The Company anticipates that its revenues will increase for the remainder of 2005 due to the UCA acquisition. On a pro forma basis, UCA had revenues of $9,154,682 for the six months ended June 30, 2005 compared to $5,966,007 in comparable period in 2004 due to increased levels of activity.

Direct employee compensation and consultant expenses. For the three months ended June 30, 2005, direct employee compensation and consultant expenses increased by $1,751,031 to $1,778,075. For the six months ended June 30, 2005, direct employee compensation and consultant expenses increased by $1,746,089 to $1,780,808 compared to the same period of the prior year. The increases were due to increased revenues resulting from the UCA acquisition. The Company anticipates direct employee compensation and consultant expenses to increase for the remainder of 2005 in line with the anticipated increase in its revenues.

Selling, general and administrative expenses. Selling, general and administrative expenses increased for the three and six months ended June 30, 2005 by $1,088,994 and $1,636,998, respectively, compared to the same periods of the prior year. Increases were, in part, due to the UCA acquisition and, in part, due to an increased level of marketing activities in 2005. In addition, in 2005 the Company incurred additional expenses for professional fees and others costs due to being a public company.

Research and development. Research and development expenses for the three and six months ended June 30, 2005, were $187,477 and $321,952, respectively. These expenses mainly represented the product development costs for the Company's VoIP products including associated engineering wages.

Interest and bank charges. Interest and bank charges for the three months ended June 30, 2005 was $155,019 compared to $249 during the comparable period in 2004. Interest and bank charges for the six months ended June 30, 2005 was $387,843 compared to $249 during the comparable period in 2004. Increases were due to interest expense on bridge loans and the amortization of debt discount resulting from the allocation of value to certain equity instruments issued in connection with debt in 2004.

Depreciation and amortization. For the three months and six ended June 30, 2005, depreciation and amortization was $22,618 and $37,908, respectively, due to additional assets arising from the UCA acquisition and due to depreciation on equipment and purchased software acquired by the Company in late 2004 and 2005.

Net loss. As a result of the foregoing, for the three months ended June 30, 2005, net loss increased by $931,560 to a loss of $1,146,102 compared to a net loss of $214,542 for the corresponding period in 2004. For the six months ended June 30, 2005, net loss increased by $1,857,211 to a loss of $2,154,032 compared to a net loss of $296,821 for the corresponding period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2005 our working capital deficiency was $2,589,196 compared to a working capital deficiency of $853,317 at December 31, 2004. The increase in the working capital deficiency was due to a negative working deficiency the Company assumed in the UCA acquisition and due to operating losses. During the six months ended June 30, 2005, the Company utilized cash from its operating activities of approximately $1,154,000.

         On July 22, 2004, the Company entered into a Financing Agreement which was amended on December 2, 2004 (the "Financing Agreement") with Macrocom Investors, LLC, ("Macrocom") whereby Macrocom provided a loan to the Company in the amount of $500,000 ("Loan I") for a period of 180 days from the original date of the Financing Agreement ("Due Date") at an annual simple interest rate of 5%. In January 2005, in accordance with the terms of the Financing Agreement, the Company elected to repay the principal of Loan I in kind by issuing 1,000,000 shares of common stock.

         During the first quarter of 2005, Macrocom completed its financing commitment to the Company, as required under the terms of the Financing Agreement, generating $1,000,000 of gross proceeds to the Company in exchange for the shares of the Company's common stock.

         On May 24, 2005, the Company and Macrocom entered into an agreement to amend the Financing Agreement between the parties. Under the terms of the amendment, the due date for Loan II has been extended from April 10, 2005 until October 10, 2005. At the same time and in connection with the extension of the due date for Loan II, Macrocom and the Company also amended the terms of the Financing Agreement with respect to warrant Macrocom originally received on December 9, 2004. The warrant was set to expire on June 7, 2005; however, the parties have agreed to extend the term of the warrant so that it expires on December 9, 2006.

         During the six months ended June 30, 2005, stockholders of the Company and an entity affiliated with an officer of the Company loaned the Company aggregate of $370,000 to enable the Company to meet its working capital requirements.

          On July 5, 2005, the Company entered into an agreement (the "Securities Purchase Agreement") pursuant to which the Company shall sell to Cornell, and Cornell shall purchase from the Company, secured convertible debentures (the "Cornell Debentures") in the aggregate principal amount of One Million Dollars ($1,000,000), plus accrued interest, which are convertible, at Cornell's discretion, into Common Stock. A Four Hundred Thousand Dollar ($400,000) debenture was funded on the fifth (5th) business day following the date of the Securities Purchase Agreement, and a Six Hundred Thousand Dollar ($600,000) debenture shall be funded two (2) business days prior to the filing date of the registration statement. The Debentures are convertible, in whole or in part, at any time and from time to time until maturity at a fixed price of $.50 per share , subject to certain limitations as provided therein. Each Debenture has a term of (1) year, piggy-back registration rights and accrue interest at a rate equal to five percent (5%) per year.

            On July 5, 2005, the Company entered into a Standby Equity Distribution Agreement (the "SEDA") with Cornell Capital Partners, LP ("Cornell"). Pursuant to the SEDA, the Company may, at its discretion, periodically sell to Cornell shares of common stock, for a total purchase price of up to Ten Million Dollars ($10,000,000). For each share of common stock purchased under the SEDA, Cornell will pay the Company ninety-eight percent (98%) of the lowest volume weighted average price of the Company's common stock as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the five (5) days immediately following the notice date.

            Cornell will also retain five percent (5%) of each advance under the SEDA. Cornell's obligation to purchase shares of the Company's common stock under the SEDA is subject to certain conditions, including the Company obtaining an effective registration statement for shares of common stock sold under the SEDA, and is limited to Seven Hundred Fifty Thousand Dollars ($750,000) per weekly advance. The transaction is subject to satisfaction of several conditions and there can be no assurance that the Company will in fact complete the transaction.

         The Company sold on July 19, 2005, a Convertible Debenture (the "Marcrocom Debenture") in the face amount of $500,000 to Marcrocom. The Marcrocom Debenture bears interest at 5% and is due on April 15, 2006. At the option of Marcrocom, the Marcrocom Debenture can be converted into shares of the Company's common stock at a conversion price of $.50 per share. In connection with the sale, the Company issued Marcrocom warrants to acquire 1,000,000 shares of its common at an exercise price of $1.50 per share. The warrants expire in three years from the date of issuance. The Company also issued to Marcrocom 375,000 shares of its common stock as additional consideration. As collateral for the Debenture, the Company has placed with an escrow agent 5,000,000 shares of its common stock. On July 19, 2005, the Company sold to a stockholder and an entity affiliated with an officer of the Company convertible debentures in the face amount of $50,000 each. These debentures were sold on substantially similar terms as the Debenture sold to Marcrocom. However, the Company did not provide any collateral to the debenture holders.

         The Company's business strategy calls for growth internally as well as through acquisitions. To this end, the Company intends to invest substantial funds to increase its sales and marketing resources in order to grow revenues. In order to implement this strategy, the Company will require additional funding for personnel, capital expenditures and other expenses, as well as for working capital purposes. If adequate funds are not available on acceptable terms, then the Company may not be able to meet our business objectives for expansion. Although the Company has entered into the SEDA with Cornell, the transaction is subject to satisfaction of several conditions and there can be no assurance that the Company will in fact complete the transaction. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

         The Company's ability to continue as a going concern and future success are dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and
(3) the successful wide scale development, approval, deployment and marketing of its products and services.

         Management's plans in this regard include, but are not limited to current discussions and negotiations with a number of additional financing alternatives, one or more of which it believes will be able to successfully close to provide necessary working capital, while maintaining sensitivity to shareholder dilution issues. However, there can be no assurance that the Company will generate sufficient revenues to provide positive cash flows from operations or that sufficient capital will be available, when required or at terms favorable to us, to permit the Company to realize its plans. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

            To fund the Company's operations for the remainder of fiscal 2005, the Company needs to raise additional financing and generate cash flows from its operations. Should additional cash flows not be available, the Company believes that it would have the ability to restructure its operations and if necessary initiate significant reductions in expenses. In addition, the Company will have to negotiate with its lenders to extend the repayment dates of its indebtedness. There can be no assurance, however, that the Company will be able to successfully restructure its operations or debt obligations in the event it fails to obtain additional financing.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The discussion and analysis of our financial conditions and results of operations is based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable and long-lived assets. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         The Company believes the following critical accounting policies affect its judgment and estimates used in preparation of our consolidated financial statements.

Revenue Recognition

         The Company derives revenue from the sale of its communication equipment products and as a provider of information technology consulting and infrastructure development services.

         In accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition," revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product or services has occurred, the fee is fixed and determinable, collectibility is reasonably assured, contractual obligations have been satisfied, and title and risk of loss have been transferred to the customer.

         UCA derives revenue primarily from professional services, managed IT services, application development services and from business process management services. Arrangements with customers for services are generally on a time and material basis or fixed-price, fixed-time frame. Revenue on time-and-material contracts is recognized as the related services are performed. Revenue for fixed-price, fixed-timeframe services is recognized as the service is performed. Revenue from fixed-price, fixed time-timeframe service contracts are recognized ratably over the term of the contract, as per the proportional performance method. When the Company receives cash advances from customers in advance of the service period, amounts are reported as advances from customers until the commencement of the service period. Billings and collections in excess of revenue recognized are classified as deferred revenue.

           To date NetFabric's communication equipment products have been marketed only through a network of distributors and value-added resellers ("VAR"). In the VAR channel, NetFabric recognizes revenue at the time of shipment if all other contractual obligations to the VAR have been satisfied.

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

                  Both VARs and distributors have limited rights to return products to NetFabric but must obtain prior approval from NetFabric before returning products, consistently with common industry practice. NetFabric has no obligation to accept the return of any unsold products. If required, the Company accrues a provision for estimated sales returns and other allowances and deferrals as a reduction of revenue at the time of revenue recognition. To date no sales have been made and as such, no provisions for estimated sales returns and other allowances have been recognized. The Company has no obligation to provide service, repair, counseling or other assistance to any customers of the VARs or distributors unless NetFabric has a specific agreement directly with such customer.

Allowance for Doubtful Accounts

         The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. These estimated losses are based upon historical bad debts, specific customer creditworthiness and current economic trends. If the financial condition of a customer deteriorates, resulting in the customer's inability to make payments within approved credit terms, additional allowances may be required. The Company performs credit evaluations of its customers' financial condition on a regular basis.

Inventory

         Inventory consists primarily of finished goods and purchased electronic components, and are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method.

Fair Value of Financial Instruments

         The fair values of the Company's assets and liabilities that qualify as financial instruments under Statement of Financial Accounting Standards ("SFAS") No. 107 approximate their carrying amounts presented in the consolidated balance sheets at June 30, 2005 and December 31, 2004.

Goodwill and Other Intangibles

         Goodwill and other intangibles represent the Company's preliminary allocation of the estimated cost to acquire UCA Services in excess of the fair value of net assets acquired. Under SFAS No. 142 Goodwill and Other Intangible Assets, goodwill is not amortized but is reviewed for impairment annually, as well as when a triggering event indicates impairment may have occurred. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of the reporting unit. The first step of the process is a screen for potential impairment and the second step measures the amount of impairment, if any. The Company will perform a goodwill impairment test annually, as well as when a triggering event indicates impairment may have occurred.

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

ITEM 3.  CONTROLS AND PROCEDURES

A.   Evaluation of Disclosure Controls and Procedures:

         Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of our management, including our Chief Executive officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the President and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act are recorded, processed, summarized and reported as and when required.

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


PART II. OTHER INFORMATION

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         During the three months ended June 30, 2005, the Company issued 24,096,154 shares of its common stock in connection with the acquisition of UCA Services, Inc. The foregoing shares were issued pursuant to exemptions from registration under Sections 3(a)(9) and 4(2) of the Securities Act of 1933.


ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              31.1   Rule 13a-14(a)/15d-14(a) Certification (CEO)
              31.2   Rule 13a-14(a)/15d-14(a) Certification (CFO)
              32.1   Section 1350 Certification (CEO)
              32.2   Section 1350 Certification (CFO)

         (b)  Reports on Form 8-K:
              During the three months ended June 30, 2005, the Company filed;

              (i) an 8-K for the event dated May 20, 2005 under Items 2.01, 2.03, 3.02 and 5.02 to report the acquisition of UCA Services, Inc.

              (ii) an 8-K for the event dated June 23, 2005 under Item 5.02 to report changes in officers and directors.

                                   SIGNATURES



          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: August 15, 2005            By:  /s/ Jeff  Robinson
                                    ----------------------------
                                     Jeff Robinson
                                     Chairman and Chief Executive Officer

                                 By:  /s/ Vasan Thatham
                                    ----------------------------
                                    Vasan Thatham
                                    Principal Financial Officer and
                                    Vice President