Form 10QSB
period 2005-09-30
NETFABRIC HOLDINGS, INC
filed 2005-11-14
CIK 1083220

DRAFT of 11/10/2005
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549

                                   FORM 10-QSB

          [X] QUARTERLY REPORT UNDER SECTION 13 or 15 (D) OF THE SECURITES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED September 30, 2005

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

Check whether the issuer (1) filed all reports required by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                    Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 4, 2005, 62,448,357 shares of common stock, $.001 par value per share, of the issuer were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                            NETFABRIC HOLDINGS, INC.



                                      INDEX



                                                                           Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets                           1

             Condensed Consolidated Statements of Operations                 2

             Condensed Consolidated Statement of Stockholders'
                Equity (Deficit)                                             3

             Condensed Consolidated Statements of Cash Flows                 4

             Notes to Condensed Consolidated Financial Statements            5

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     17

Item 3.  Controls and Procedures                                            24

PART II. OTHER INFORMATION                                                  24

         Signatures                                                         26

                    NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                    September 30, 2005
                                                                                         (UNAUDITED)             DECEMBER 31, 2004
                                                                                    ------------------           ------------------

                                                                       ASSETS

CURRENT ASSETS:
          Cash                                                                      $            1,235           $           67,719
          Trade accounts receivable, net                                                     2,405,168                           --
          Inventory                                                                             55,000                       72,025
          Due from related party                                                                23,593                           --
          Prepaid expenses and other current assets                                            168,773                       88,910
                                                                                    ------------------           ------------------

          Total current assets                                                               2,653,769                      228,654

Property and equipment, net                                                                    309,255                      171,931

Deferred offering costs                                                                             --                      368,683

Goodwill and other intangibles                                                              34,166,977                           --

Other assets                                                                                    16,948                       43,053
                                                                                    ------------------           ------------------


          TOTAL                                                                     $       37,146,949           $          812,321
                                                                                    ==================           ==================

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
          Bridge loans, net of unamortized discount                                 $          454,262           $          749,659
          Convertible debentures payable to stockholder and                                     27,036
            director, net of unamortized discounts
          Loans and advances from stockholders and directors                                   452,639                       32,639
          Accounts payable and accrued liabilities                                           3,482,573                      273,707
          Accrued compensation                                                                 256,377                           --
          Convertible debenture-current portion,                                               135,184                           --
            net of unamortized discounts
          Deferred revenues and customer advances                                              423,212                       25,966
                                                                                    ------------------           ------------------

          Total current liabilities                                                          5,231,283                    1,081,971

Convertible debentures, net of unamortized discount                                             34,043                           --
                                                                                    ------------------           ------------------
Total liabilities                                                                            5,265,326                    1,081,971

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):

          Common stock, $.001 par value, 100,000,000 shares                                     62,885                       34,652
            authorized, 62,885,500 and 34,652,204 shares
            issued and outstanding, respectively
          Additional paid-in capital                                                        36,848,443                    1,216,523
          Deferred employee compensation                                                       (40,732)                          --
          Accumulated deficit                                                               (4,988,973)                  (1,520,825)
                                                                                    ------------------           ------------------
          Total stockholders' equity (deficit)                                              31,881,623                     (269,650)
                                                                                    ------------------           ------------------

          TOTAL                                                                     $       37,146,949           $          812,321
                                                                                    ==================           ==================

       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    THREE MONTHS ENDED,                     NINE MONTHS ENDED,
                                                          ---------------------------------       ---------------------------------
                                                           SEPTEMBER 30,      SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,
                                                              2005               2004                2005               2004
                                                           (UNAUDITED)         (UNAUDITED)         (UNAUDITED)         (UNAUDITED)
                                                          --------------      -------------       -------------       -------------

Revenues                                                  $   5,210,697       $          --       $   7,484,026       $          --
                                                          -------------       -------------       -------------       -------------

EXPENSES:
      Direct employee compensation and
      consultant expenses                                     3,786,571                  --           5,567,722              34,719
      Selling, general and administrative expenses            2,138,451             164,122           4,036,628             425,974
      Research and development                                   92,146             192,057             414,427             192,057
      Amortization of debt discounts - and debt
        issuance costs                                          454,131              36,420             808,357              36,420
      Interest and bank charges                                  19,166               4,021              52,783               4,270
      Depreciation and amortization                              34,349                  --              72,257                  --
                                                          -------------       -------------       -------------       -------------
      Total expenses                                          6,524,814             396,620          10,952,174             693,440
                                                          -------------       -------------       -------------       -------------
Loss before provision for income taxes                       (1,314,117)           (396,620)         (3,468,148)           (693,440)
                                                          -------------       -------------       -------------       -------------

Provision for income taxes                                           --                  --                  --                  --
                                                          -------------       -------------       -------------       -------------
NET LOSS                                                  $  (1,314,117)      $    (396,620)      $  (3,468,148)      $    (693,440)
                                                          =============       =============       =============       =============


Net loss per common share, basic and diluted              $       (0.02)      $       (0.01)      $       (0.07)      $       (0.02)
                                                          =============       =============       =============       =============

Weighted average number of shares
      outstanding, basic and diluted                         62,767,581          32,137,032          49,420,164          31,039,934
                                                          =============       =============       =============       =============

       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                               Common Stock
                                                                        ------------------------------------------------------------
                                                                                                                        ADDITIONAL
                                                                             SHARES           PAR VALUE AMOUNT       PAID-IN CAPITAL
                                                                        ----------------      ----------------      ----------------

Balances at December 31, 2004                                                 34,652,204      $         34,652      $      1,216,523

      Sale of common stock to investors,
        net of offering costs of $368,683                                      2,000,000                 2,000               629,317
      Settlement of bridge loan with
        common stock                                                           1,000,000                 1,000               499,000
      Issuance of shares in connection
        with acquisition                                                      24,096,154                24,096            32,746,673
      Allocation of value to warrants
        in connection with bridge loan                                                --                    --               392,196
      Deferred employee stock option
        compensation                                                                  --                    --                67,500
      Amortization of deferred employee
         stock option compensation                                                    --                    --                    --
      Issuance of shares in connecion
        with prospective financing transaction                                   687,142                   687               349,313
      Issuance of shares in connection
         with convertible debentures                                             450,000                   450               155,608
      Issuance of warrants in connection
        with convertible debentures                                                   --                    --               375,804
      Allocation of value to beneficial
        conversion feature in connection
        with convertible debentures                                                   --                    --               416,509
      Net loss                                                                        --                    --                    --
                                                                        ----------------      ----------------      ----------------

BALANCES AT SEPTEMBER 30, 2005 (UNAUDITED)                                    62,885,500      $         62,885      $     36,848,443
                                                                        ================      ================      ================

                                                                                                                        Total
                                                                                                                     STOCKHOLDERS
                                                                       DEFERRED EMPLOYEE         ACCUMULATED            EQUITY
                                                                          COMPENSATION             DEFICIT             (DEFICIT)
                                                                        ----------------      ----------------     ----------------

Balances at December 31, 2004                                           $             --      $     (1,520,825)    $       (269,650)

      Sale of common stock to investors,
        net of offering costs of $368,683                                             --                    --              631,317
      Settlement of bridge loan with
        common stock                                                                  --                    --              500,000
      Issuance of shares in connection
        with acquisition                                                              --                    --           32,770,769
      Allocation of value to warrants
        in connection with bridge loan                                                --                    --              392,196
      Deferred employee stock option
        compensation                                                             (67,500)                   --                   --
      Amortization of deferred employee
         stock option compensation                                                26,768                    --               26,768
      Issuance of shares in connecion
        with prospective financing transaction                                        --                    --              350,000
      Issuance of shares in connection
         with convertible debentures                                                  --                    --              156,058
      Issuance of warrants in connection
        with convertible debentures                                                   --                    --              375,804
      Allocation of value to beneficial
        conversion feature in connection
        with convertible debentures                                                   --                    --              416,509
      Net loss                                                                        --            (3,468,148)          (3,468,148)
                                                                        ----------------      ----------------     ----------------

BALANCES AT SEPTEMBER 30, 2005 (UNAUDITED)                              $        (40,732)     $     (4,988,973)    $     31,881,623
                                                                        ================      ================     ================

       See Notes to Unaudited Condensed Consolidated Financial Statements

                    NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  NINE MONTHS ENDED,
                                                                                    -----------------------------------------------
                                                                                    SEPTEMBER 30, 2005           SEPTEMBER 30, 2004
                                                                                        (UNAUDITED)                   (UNAUDITED)
                                                                                    ------------------           ------------------
OPERATING ACTIVITIES
           Net loss                                                             $       (3,468,148)          $         (693,440)
          Adjustments to reconcile net loss to net cash used
            in operating activities:
           Non-cash charge for common stock issued for rent                                 37,500                       37,500
           Non-cash charge for options issued
              to non-employees                                                              15,469                       45,039
           Non-cash charge for shares issued in connection
              prospective financing transaction                                            350,000                           --
           Non-cash charge for amortization
              of employee deferred compensation                                             26,768                           --
           Allowance for bad debts                                                          18,284                           --
           Allowance for inventory obsolescence                                            192,888                           --
           Amortization of debt discount                                                   792,436                       36,420
           Amortization of debt issuance costs                                              15,921
           Depreciation and amortization                                                    72,257                           --
           Changes in operating assets and liabilities:
                Inventory                                                                 (175,863)                     (33,010)
                Trade accounts receivable                                                 (251,200)                     (10,602)
                Due from related party                                                     (23,593)                          --
                Prepaid expenses and other current assets                                  (48,015)                      (2,000)
                Other assets                                                                27,584                           --
                Accounts payable and accrued liabilities                                 1,048,151                       11,315
                Accrued compensation                                                        36,012                           --
                Deferred revenues and advances                                            (675,455)                      18,283
                                                                                ------------------           ------------------

           Net cash used in operating activities                                        (2,009,004)                    (590,495)
                                                                                ------------------           ------------------

INVESTING ACTIVITIES
           Direct acquisition costs of UCA Services                                       (187,000)                          --
           Purchases of property and equipment                                            (113,935)                      (8,937)
                                                                                ------------------           ------------------

           Net cash used in investing activities                                          (300,935)                      (8,937)
                                                                                ------------------           ------------------

FINANCING ACTIVITIES
           Proceeds from issuance of common stock                                        1,000,000                      250,000
           Convertible debentures issued to stockholder and director                       100,000                           --
           Loans from stockholders and directors                                           320,000                           --
           Proceeds from bridge loans                                                           --                      500,000
           Proceeds from convertible debentures, net                                       849,000                           --
           Debt issuance costs                                                             (25,545)                          --
                                                                                ------------------           ------------------

           Net cash provided by financing activities                                     2,243,455                      750,000
                                                                                ------------------           ------------------

NET (DECREASE) INCREASE IN CASH                                                            (66,484)                     150,568
CASH AT BEGINNING OF PERIOD                                                                 67,719                       18,053
                                                                                ------------------           ------------------

CASH AT END OF PERIOD                                                           $            1,235           $          168,621
                                                                                ==================           ==================

SUPPLEMENTAL CASH FLOW INFORMATION:
           Cash paid for interest expense                                       $           31,250           $               --
                                                                                ==================           ==================

           Cash paid for income taxes                                           $               --           $               --
                                                                                ==================           ==================

       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS

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

NetFabric, a Delaware corporation incorporated on December 17, 2002, began operations in July 2003. NetFabric develops and markets a family of Voice Over Internet Protocol ("VoIP") appliances that simplifies the integration of standard telephone systems with an IP infrastructure.

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

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

BASIS OF PRESENTATION / INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the three and nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for any other interim period of any future year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2004 consolidated financial statements, including the notes thereto, which are included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 and the audited financial statements of UCA Services for the year ended December 31, 2004 included in the Company Form 8-K filed on August 3, 2005.

As shown in the accompanying condensed consolidated financial statements, the Company has an accumulated deficit of $4,988,973 and has a working capital deficit of $2,577,514 at September 30, 2005. Management recognizes that the Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow the Company to continue the development of its business plans and satisfy its obligations on a timely basis. Management believes that such cash flows will be funded by additional equity and/or debt financings (See Note 4) through the time in which the Company consistently generates sufficient positive cash flows from its operations, if ever. However there can be no assurance that management's plans will be achieved.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. These estimated losses are based upon historical bad debts, specific customer creditworthiness and current economic trends. If the financial condition of a customer deteriorates, resulting in the customer's inability to make payments within approved credit terms, additional allowances may be required. The Company performs credit evaluations of its customers' financial condition on a regular basis. The Company recorded allowances for bad debts of $18,284 and $0 during the three and nine months ended September 30, 2005 and 2004, respectively.

INVENTORY

Inventory consists primarily of finished goods and purchased electronic components which are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company's assets and liabilities that qualify as financial instruments under Statement of Financial Accounting Standards ("SFAS") No. 107 approximate their carrying amounts presented in the consolidated balance sheets at September 30, 2005 and December 31, 2004.

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

The Company's services have been provided primarily to a limited number of clients located worldwide in a variety of industries. The Company had revenues from 2 clients representing 41% (30% and 11%, respectively) of revenues during the three months ended September 30, 2005. The Company had revenues from 2 clients representing 43% (32% and 11%, respectively) of revenues for the nine months ended September 30, 2005.

The Company generally does not require its clients to provide collateral. Additionally, the Company is subject to a concentration of credit risk with respect to its accounts receivable. The Company had 3 clients accounting for 53% (21%, 19% and 13%) of total gross accounts receivable as of September 30, 2005.

GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles represent the Company's preliminary allocation of the estimated cost to acquire UCA Services in excess of the fair value of net assets acquired. The purchase price and its allocation is preliminary and subject to change based on finalization of the Company's valuation. The actual purchase price and its allocation, to reflect the fair values of assets acquired and liabilities assumed, will be based upon management's ongoing evaluation. Accordingly, the final purchase price and its allocation of the purchase price may differ significantly from the preliminary allocation.

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

If compensation expense for stock options awarded to employees had been determined in accordance with SFAS No. 123, the Company's pro forma net loss would have been as follows:

                                                           NINE MONTHS ENDED,                        THREE MONTHS ENDED,
                                                              SEPTEMBER 30,                              SEPTEMBER 30,
                                                  -------------------------------------       -------------------------------------
                                                        2005                  2004                  2005                  2004
                                                  ---------------       ---------------       ---------------       ---------------
Net loss, as reported                             $    (3,468,148)      $      (693,440)      $    (1,314,117)      $      (396,620)
Stock-based employee compensation recorded                 26,768                    --                 4,253                    --
                                                  ---------------       ---------------       ---------------       ---------------

Sub-total                                              (3,441,380)             (693,440)           (1,309,864)             (396,620)


Stock-based employee compensation
  expense determined under fair value
  method                                                  570,081                65,709               103,680                60,483
                                                  ---------------       ---------------       ---------------       ---------------


                                                  ---------------       ---------------       ---------------       ---------------

Pro forma net loss, as adjusted                   $    (4,011,461)      $      (759,149)      $    (1,413,544)      $      (457,103)
                                                  ===============       ===============       ===============       ===============

Loss per share:
Basic and diluted-as reported                     $         (0.07)      $         (0.02)      $         (0.02)      $         (0.01)
Basic and diluted-pro forma                                 (0.08)                (0.02)                (0.02)                (0.01)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: For the three and nine months ended September 30, 2005 dividend yield of 0%, risk-free interest rates ranging from 3.97% to 4.21%, volatility of 100% and expected life of approximately five years. For the three and nine months ended September 30, 2004 dividend yield of 0%, risk-free interest rates ranging from 2.72% to 3.97%, volatility of 100% and expected life of approximately five years. The estimated value of the options is amortized over their service periods of one to four years for pro forma disclosure only.

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

For the three and nine months ended September 30, 2005 and 2004, the effect of the assumed issuance of potential common shares of 12,947,526 and 4,569,227, primarily related to outstanding stock options, warrants and convertible debt, is anti-dilutive and accordingly have been excluded from the Company's computation of diluted net loss per share. Therefore, basic and diluted loss per share were the same for the three and nine months ended September 30, 2005 and 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

During December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," ("SFAS 123R") requiring all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. As amended by the SEC on April 14, 2005, this standard is effective for annual periods beginning after December 15, 2005, and includes two transition methods. Upon adoption, the Company will be required to use either the modified prospective or the modified retrospective transition method. Under the modified retrospective approach, the previously reported amounts are restated for all periods presented to reflect the FASB Statement No. 123 amounts in the income statement. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS 123 except that amounts must be recognized in the income statement. The Company will adopt SFAS 123R on January 1, 2006 and is currently evaluating the impact of this standard and its transitional alternatives.

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

NOTE 3. ACQUISITION

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

The determination of the purchase price and its allocation to the estimated fair values of the assets acquired and liabilities assumed as reflected in the unaudited condensed consolidated financial statements are preliminary and subject to change based on finalization of the Company's valuation. The actual purchase price and its allocation, to reflect the fair values of assets acquired and liabilities assumed will be based upon management's ongoing evaluation. Accordingly, the final purchase price and its allocation may differ significantly from the preliminary amount and such allocation will impact the Company's annual goodwill impairment testing and related future impairment charge, if any.

The estimated fair value of the net liabilities assumed in the acquisition of UCA Services are as follows:

Accounts receivable                                                 $ 2,153,968
Property, plant, other assets and equipment                             190,602
Accounts payable and accrued expenses                                (2,481,077)
Deferred revenue and advances                                        (1,072,701)
                                                                    -----------
Net liabilities assumed                                             $(1,209,208)
                                                                    ===========

Summarized below are the pro forma unaudited results of operations for the nine months ended September 30, 2005 and 2004, and for the three months ended September 30, 2004, respectively, as if the results of UCA Services were included for the entire periods presented. The results for operations of UCA Services for the three months ended September 30, 2005 are included in the accompanying unaudited statements of operations for the three months ended September 30, 2005. The pro forma results may not be indicative of the results that would have occurred if the acquisition had been completed at the beginning of the period presented or which may be obtained in the future:

                                                                                                    Nine months Ended
                                                                                    -----------------------------------------------
                                                                                    September 30, 2005           September 30, 2004
                                                                                         (UNAUDITED)                  (UNAUDITED)
                                                                                    ------------------           ------------------
Revenues                                                                        $       14,365,378           $        9,849,685
Net loss                                                                                (4,353,301)                    (694,502)
Basic and diluted loss per share                                                $            (0.07)          $            (0.01)
Weighted average common shares outstanding                                              61,688,902                   55,136,088


                                                                                    Three Months Ended
                                                                                    ------------------
                                                                                    September 30, 2004
                                                                                         (UNAUDITED)
                                                                                    ------------------

Revenues                                                                        $        3,883,678
Net loss                                                                                  (552,425)
Basic and diluted loss per share                                                $            (0.01)
Weighted average common shares outstanding                                              56,233,186

NOTE 4.  DEBT FINANCINGS

BRIDGE LOANS

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

As a result of these transactions, total debt discounts on Loan I and Loan II (the "Bridge Loans"), including the value of the beneficial conversion feature, of $411,403 were recorded in 2004. During the three months ended September 30, 2005 and 2004, $0 and $36,420, respectively, of the discounts were amortized on the accompanying statements of operations. During the nine months ended September 30, 2005 and 2004, $354,226 and $36,420, respectively of the discounts were amortized on the accompanying statements of operations.

On May 24, 2005, NetFabric and Macrocom entered into an agreement to amend the Loan Agreement between the parties. Under the terms of the amendment, the due date for Loan II has been extended from April 10, 2005 until October 10, 2005. At the same time and in connection with the extension of the due date for Loan II, Macrocom and Holdings also amended the terms of the Financing Agreement with respect to a warrant Macrocom originally received on December 9, 2004 (Note 5). The warrant was set to expire on June 7, 2005; however, the parties agreed to extend the term of the warrant until December 9, 2006. As a result of these changes in terms, a debt discount of $392,196 was recorded on April 11, 2005. During the three and nine months ended September 30, 2005, $242,576 and $346,458, respectively, of the discount was amortized. On October 10, 2005 Macrocom did not require repayment or conversion of Loan II to common stock. The Company and Macrocom agreed to extend the due date for Loan II until October 10, 2006.

CONVERTIBLE DEBENTURES

Macrocom Convertible Debentures

On July 19, 2005, the Company issued a convertible debenture in the amount of $500,000 to Macrocom (the "Macrocom Debenture"). The Macrocom Debenture bears interest at 5% per annum and is due on April 15, 2006. At the option of Macrocom, the Macrocom Debenture may be converted into shares of the Company's common stock at a conversion price of $.50 per share. The Company also issued Macrocom warrants to acquire 1,000,000 shares of the Company's common stock at an exercise price of $1.50 per share. The warrants expire in three years from the date of issuance. Additionally, the Company issued 375,000 shares of the Company's common stock to Macrocom as additional consideration. As collateral for the Macrocom Debenture, the Company has placed with an escrow agent 5,000,000 shares of its common stock.

The Company allocated the proceeds of the Macrocom Debenture based on the computed relative fair values of the debt and equity components. The relative fair value allocated to the debt component of $115,497 was used to measure the intrinsic value of the embedded conversion option of the Macrocom Debenture which resulted in a beneficial conversion feature of $115,497 recorded to additional paid-in capital. The value of the beneficial conversion feature was limited to the amount of the proceeds allocated to the debt component of the Macrocom Debenture.

The aggregate amounts allocated to the warrants, common stock and beneficial conversion feature, of $500,000 were recorded as a debt discount at the date of issuance of the Macrocom Debenture and are amortized to interest expense over the stated term of the Macrocom Debenture.

Structuring fees of $45,000 paid to Macrocom in connection with the Macrocom Debenture have been netted against the proceeds and considered in the calculation of the beneficial conversion feature. Financing costs of $3,000 paid to third parties associated with the Macrocom Debenture are included in other assets and amortized over the term.

Stockholder Convertible Debentures

On July 19, 2005, the Company agreed with a stockholder and an entity affiliated with an officer of the Company, that aggregate advances of $100,000 made in June 2005 from the stockholder and entity affiliated with the officer to the Company be structured as convertible debentures in the face amount of $50,000 each ("Related Party Convertible Debenture"). The Related Party Convertible Debentures were sold on substantially similar terms as the Macrocom Debenture and, accordingly, bear interest at 5% per annum, are due on April 15, 2006 and at the option of the holder may be converted into shares of the Company's common stock at a conversion price of $.50 per share. Additionally, in connection with the sale of the Related Party Convertible Debentures, the Company issued warrants to each to acquire 200,000 shares (or 100,000 each debenture) of the Company's common stock at an exercise price of $1.50 per share which expire in three years from the date of issuance. The Company also issued 75,000 shares (or 37,500 each debenture) of the Company's common stock to the stockholder and the entity affiliated with an officer as additional consideration. The Company did not provide any collateral.

The Company allocated the proceeds of the Related Party Convertible Debentures based on the computed relative fair values of the debt and equity components. The relative fair value allocated to the debt component of $27,212 was used to measure the intrinsic value of the embedded conversion option of the Related Party Convertible Debentures which resulted in a beneficial conversion feature of $27,212 recorded to additional paid-in capital. The value of the beneficial conversion feature was limited to the amount of the proceeds allocated to the debt component of the Related Party Convertible Debentures.

The aggregate amounts allocated to the warrants, common stock and beneficial conversion feature of $100,000 were recorded as a debt discount at the date of issuance of the Related Party Convertible Debentures and are amortized to interest expense over the stated term.

Cornell Convertible Debentures

On July 5, 2005, the Company entered into an agreement pursuant to which the Company was to sell Cornell Capital Partners, LP ("Cornell") secured convertible debentures in the aggregate principal amount of $1,000,000, which are convertible, at Cornell's discretion, into common stock. A $400,000 debenture was funded in July 2005, and a $600,000 debenture was to be funded two (2) business days prior to the filing date of the registration statement. On October 27, 2005, at the same time as the Termination Agreement for the SEDA (Note 5), the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with Cornell whereby the Company and Cornell agreed to amend and consolidate all of the convertible debentures issued to Cornell through October 26, 2005 into one new secured convertible debenture in the principal amount of $1,650,000 (the "Cornell Debentures"). Prior to entering into the Securities Purchase Agreement on October 27, 2005, the Company had issued secured convertible debentures to Cornell in a principal aggregate amount equal to $1,000,000 of which $450,000 was funded through September 30, 2005.

The Cornell Debentures have a 36-month term from the date of issuance and accrue interest at 5% per annum. The Cornell Debentures may be redeemed at the Company's option at any time, in whole or in part prior to maturity at a redemption premium of 15% of the principal amount redeemed in addition to principal and accrued interest. The Cornell Debentures are convertible at the Cornell's option at a conversion price equal to the lesser of (i) $1.00 or (ii) an amount equal to 95% of the lowest closing bid price of the Company's common stock for the 30 trading days immediately proceeding the conversion date. As collateral for the Cornell Debentures, both the Company and certain officers and shareholders have pledged certain assets and 1,428,572 common shares of the Company to secure the Company's obligations under the Securities Purchase Agreement.

In connection with the Cornell Debentures, the Company issued Cornell warrants to acquire 560,000 shares of its common stock at an exercise price $0.50 per share as additional consideration.

Through September 30, 2005, the Company allocated the $450,000 of proceeds received of the Cornell Debentures based on the computed relative fair values of the debt and warrants issued. The 560,000 warrants issued in connection with the Cornell Debentures have been allocated to each draw down of the Cornell Debenture based on the relative percentage of the draw down to the total $1,650,000 of the Cornell Debentures. The relative fair value allocated to the debt component of $274,432 was used to measure the intrinsic value of the embedded conversion option of the $450,000 of the Cornell Debentures funded through September 30, 2005, which resulted in a beneficial conversion feature of $273,800 recorded to additional paid-in capital. The value of the beneficial conversion feature was limited to the amount of the proceeds allocated to the debt component of the Cornell Debentures.

The aggregate amounts allocated to the warrants and beneficial conversion feature of approximately $449,000 were recorded as a debt discount at the date of issuance of the Cornell Debentures and are amortized to interest expense using the over the stated 36-month term from the date of issuance of the Cornell Debenture.

Structuring fees of $56,000 paid to Cornell or its affiliates in connection with the Cornell Debentures have been netted against the proceeds and considered in the calculation of the beneficial conversion feature. Financing costs of $22,545 paid to third parties associated with the Cornell Debentures are included in other assets and amortized over the term of the debt.

Pursuant to the Securities Purchase Agreement, Cornell funded the remaining $650,000 balance of Cornell Debentures on October 27, 2005. The Company will allocate the proceeds received in October 2005 based on the computed relative fair values of the debt and warrant components and will measure the intrinsic value of the embedded conversion feature. Debt discounts will be charged to interest expense over the 36-month term commencing on the date of issuance. The Company anticipates that the amount of aggregate debt discounts will approximate the face amount of the Cornell Debentures received in October 2005.

NOTE 5. STOCKHOLDERS' EQUITY

Macrocom Financings

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

Cornell SEDA

On July 5, 2005, the Company entered into a Standby Equity Distribution Agreement (the "SEDA") with Cornell. Pursuant to the SEDA, the Company was, at its discretion, to periodically sell to Cornell shares of common stock, for a total purchase price of up to Ten Million Dollars ($10,000,000). On July 5, 2005, in connection with the SEDA, Cornell received a commitment fee of 680,000 shares of common stock from the Company. In addition, the Company issued to Newbridge Securities Corporation ("Newbridge") 7,142 shares of common stock under a placement agent agreement in connection with the SEDA. In October 2005, the Company and Cornell agreed to terminate the SEDA and for Cornell to provide only financing to the Company through the issuance of secured convertible debentures (Note 4). The Company and Cornell entered into a Termination Agreement on October 27, 2005 (the "Termination Agreement") which terminated all of the rights and obligations of both the Company and Cornell under the SEDA. Pursuant to the Termination Agreement, the Company agreed to allow Cornell to retain 242,857 shares of the Company's common stock that was previously issued to Cornell as part of the commitment fee under the SEDA and Cornell agreed to return the balance of the commitment fee consisting of certificates representing 437,143 shares of the common stock of the Company within ten (10) business days of the Termination Agreement.

The $340,000 fair value of the 242,857 commitment shares issued and retained by Cornell was accounted for as a terminated offering expense and charged to selling, general and administrative expense during the three months ended September 30, 2005. Similarly the $10,000 fair value of the common stock issued to Newbridge was charged to operations during the three months ended September 30, 2005.

NOTE 6. STOCK-BASED COMPENSATION

During the three months ended September 30, 2005 and 2004, the Company recognized nonemployee compensation expenses of $5,157 and $15,013, respectively, as a result of the vesting of options, which is included in general and administrative expenses on the accompanying consolidated statements of operations. During the nine months ended September 30, 2005 and 2004, the Company recognized nonemployee compensation expenses of $10,313 and $30,026, respectively, as a result of the vesting of options, which is included in general and administrative expenses on the accompanying consolidated statements of operations.

NOTE 7. RELATED PARTY TRANSACTIONS

Loans and advances payable to stockholders and directors on the accompanying consolidated balance sheet at September 30, 2005 represent amounts owed to stockholders and directors of the Company for advances of cash provided to the Company. Convertible debentures payable to stockholders and directors represent amounts received by the Company pursuant to a financing arrangement (Note 4).

After the acquisition of UCA Services in May 2005, certain shareholders of the Company are also the owners of UCA Computer Systems, Inc. ("Systems"), a computer hardware company with which UCA Services has historically had transactions with.

The Company subleases certain office space and incurs occupancy related costs under an agreement with UCA Global, Inc. ("Global"), an entity affiliated with a shareholder of the Company, whereby the Company pays rent and other occupancy costs based on the proportion of square footage occupied by the Company in the Systems office facility. Rent and occupancy expenses incurred by the Company under this agreement, which commenced on May 20, 2005, was $33,063 and $39,078 and is included in selling, general and administrative expenses during the three and nine months ended September 30, 2005, respectively.

During the three months ended September 30, 2005, UCA Services paid for certain expenses of approximately $23,000 on behalf of Global which are included in due from related party on the accompanying consolidated balance sheet at September 30, 2005.

In connection with delivering hardware and software to certain of its customers, Systems has engaged the Company to assist with certain elements of its customer contracts, including, but not limited to, hardware and software configuration and implementation. Such services are provided to Systems pursuant to an arrangement between the companies. From May 20, 2005, the date of acquisition of UCA Services, through September 30, 2005 the Company has not provided any services to Systems.

From time to time, prior to the acquisition of UCA Services by the Company, UCA Services provided short-term borrowings to Systems and received short-term borrowings from Systems to meet working capital needs. At the date of acquisition of UCA Services the net amount due from Systems of $779,870, consisting of $255,746 in trade accounts receivable related to services provided by UCA Services and $524,124 of amounts due to Systems for advances of cash and accounts payable. On May 17, 2005 UCA Services and Systems entered into an unsecured Non-Negotiable Promissory Note (the "Systems Note") whereby the net amount due to UCA Services from Systems of $779,870 was aggregated into the Systems Note. The Systems Note provides for interest at a rate equal to the minimum applicable federal rate of interest per annum and for equal monthly payments from Systems to UCA Services over a period of thirty-nine months commencing on June 1, 2005. Due to uncertainties related to the realizability of the amounts due from Systems, the entire balance due from affiliate, which was acquired by Holdings as part of the acquisition of UCA Services, had been fully reserved for by UCA Services prior to the acquisition by the Company.

NOTE 8. SEGMENTS

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated by the chief operating decision maker or group in deciding how to allocate resources and in assessing performance. The Company operates in two business segments: Voice over Internet Protocol and Information Technology Services. These reportable segments are strategic business units that are in different phases of development that the Company manages and finances separately based on the fundamental differences in their operations. The Company defines segment earnings as earnings before interest, taxes, depreciation and amortization and other charges determined to be non-recurring in nature, such as restructuring and impairment charges.

Information about the Company operating segments, the presentation of which reflects changes in information that is now being made available to the Company's chief operating decision maker, is as follows:

                                                              IT Services          VoIP             Corporate             Total
                                                             -------------      -----------        -----------        -------------
Nine months Ended September 30, 2005
Revenues                                                     $   7,484,026      $          --      $          --      $   7,484,026
Earnings before interest, taxes,                                   135,363         (1,995,294)          (703,477)        (2,563,408)
  depreciation and amortization

Net income (loss)                                                  115,003         (2,656,926)          (926,225)        (3,468,148)
Total assets                                                    36,553,806            583,519              9,624         37,146,949

Three Months Ended September 30, 2005
Revenues                                                     $   5,210,697      $          --      $          --      $   5,210,697
Earnings before interest, taxes,                                   (84,497)        (1,398,953)          (244,831)        (1,728,281)
  depreciation and amortization
Net income (loss)                                                  205,570           (838,291)          (681,396)        (1,314,117)
Total assets                                                    36,553,806            583,519              9,624         37,146,949

Prior to the acquisition of UCA Services on May 20, 2005, the Company did not have operating segments.


NOTE 9. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

                                                                                                    Nine months Ended
                                                                                    -----------------------------------------------
                                                                                    September 30, 2005           September 30, 2004
                                                                                         (UNAUDITED)                  (UNAUDITED)
                                                                                    ------------------           ------------------

Settlement of bridge loan with common stock                                     $          500,000           $               --
Non-cash offering costs, netted against proceeds from sales of common stock     $          368,683           $               --
Common stock issued in the acquisition of UCA Services                          $       32,770,769           $               --
Discount on bridge loans relating to warrants                                   $          392,196           $               --
Discount on loan relating to shares                                             $               --           $          100,000
Deferred employee stock option compensation                                     $           67,500           $               --
Discount on convertible debentures relating to warrants                         $          375,804           $               --
Discount on convertible debentures relating to shares                           $          156,058           $               --
Discount on convertible debentures relating to beneficial conversion feature    $          416,509           $               --

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

CORPORATE HISTORY

NetFabric Holdings, Inc., formerly Houston Operating Company, ("NetFabric Holdings" or the "Company") was incorporated in Delaware in August of 1989, and did not have operations since 2002. NetFabric Corporation ("NetFabric") was incorporated in the State of Delaware on December 17, 2002, as a new corporation. On December 9, 2004, the Company entered into an acquisition agreement ("Acquisition Agreement") with all of the stockholders of NetFabric in a transaction that was accounted for as a reverse merger whereby NetFabric was treated as the acquirer ("Acquisition"). At the closing, which occurred at the same time as the execution of the Acquisition Agreement, the Company acquired all of the issued and outstanding capital stock of NetFabric from the stockholders in exchange for an aggregate of 32,137,032 newly-issued shares of the Company's common stock. On April 19, 2005, the Company's name was changed from Houston Operating Company to NetFabric Holdings, Inc. and its stock symbol was changed from OTC.BB: HOOC to OTC.BB: NFBH.

UCA SERVICES, INC. ACQUISITION

On May 20, 2005, the Company entered into and closed on a share exchange agreement, whereby the Company purchased all of the issued and outstanding shares of UCA Services, Inc. ("UCA") from its shareholders in exchange for the issuance of 24,096,154 shares of the common stock of the Company, valued at $32.7 million, based on the average quoted market price of the Company's common stock at the time of the acquisition. Including the net assumed liabilities of $1.2 million, the preliminary purchase price was approximately $34.1 million. UCA is an information technology ("IT") solutions company that serves the information and communications needs of a wide range of Fortune 500 and small to mid-size business clients in the financial markets industry as well as the pharmaceutical, health care and hospitality sectors. UCA delivers a broad range of IT consulting and infrastructure development services, including multi-year managed services contracts, via an integrated network of branch offices and alliance partners in the United States, Canada, Europe and India. UCA's services include solutions in the practice areas of infrastructure builds and maintenance, application development and maintenance, business process managed services and professional IT services.

The acquisition was accounted using the purchase method of accounting with the results of operations of UCA included in the consolidated financial statements from the date of acquisition.

Goodwill and other intangibles represent the Company's preliminary allocation of the estimated cost to acquire UCA Services, Inc. in excess of the fair value of net assets acquired. The allocation is preliminary and subject to change based on finalization of the Company's valuation. The actual purchase price and its allocation, to reflect the fair value of assets acquired and liabilities assumed, will be based upon management's ongoing evaluation. Accordingly, the final purchase price and its allocation may differ significantly from the preliminary allocation.

The actual purchase price of assets acquired and liabilities assumed will be based upon management's estimate of the value of stock exchanged in the transaction. Management's estimate will be supported by an independent appraisal of the net assets acquired and the shares exchanged so that a final purchase price and its allocation may be made in connection with the preparation of our financial statements for the year ended 2005.

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

As previously noted, the December 9, 2004 acquisition was accounted for as a reverse merger whereby NetFabric was treated as the acquirer. Accordingly, the historical financial statements of NetFabric have been presented for all periods required. NetFabric began operations in January 2003 and was a development stage company until the UCA acquisition in May 2005. The Company's operating activities until the UCA acquisition consisted primarily of developing its VoIP telephony products for the marketplace, including the acceleration of research and development activities, hiring of additional Company personnel (primarily for research and development, but also sales and marketing personnel), development of sales, marketing programs and filing of product patents.

RESULTS OF OPERATIONS

Comparison of three and nine months ended September 30, 2005 and 2004:

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

Revenues. Revenues for the three and nine months ended September 30, 2005, increased by $5,210,697 and by $7,484,026, respectively, compared to the same periods of the prior year. The increase was due to the UCA acquisition. Prior to the UCA acquisition, the Company did not have any revenues during the periods reported. The Company anticipates that its revenues will increase for the remainder of 2005 due to the UCA acquisition. On a pro forma basis, UCA had revenues of $14,365,378 for the nine months ended September 30, 2005 compared to $9,849,685 in comparable period in 2004 due to increased levels of activity.

Direct employee compensation and consultant expenses. For the three months ended September 30, 2005, direct employee compensation and consultant expenses increased by $3,786,571 to $3,786,571. For the nine months ended September 30, 2005, direct employee compensation and consultant expenses increased by $5,533,003 to $5,567,722 compared to the same period of the prior year. The increases were due to increased revenues resulting from the UCA acquisition. The Company anticipates direct employee compensation and consultant expenses to increase for the remainder of 2005 in line with the anticipated increase in its revenues.

Selling, general and administrative expenses. Selling, general and administrative expenses increased for the three and nine months ended September 30, 2005 by $1,974,329 and $3,610,654, respectively, compared to the same periods of the prior year. Increases were, in part, due to the UCA acquisition and, in part, due to an increased level of marketing activities in 2005. In addition, in 2005 the Company incurred additional expenses for professional fees and others costs due to being a public company.

Research and development. Research and development expenses for the three and nine months ended September 30, 2005, were $92,146 and $414,427, respectively. These expenses mainly represented the product development costs for the Company's VoIP products including associated engineering wages.

Amortization of debt discounts. Amortization of debt discounts for the three months ended September was $454,131 compared to $36,420 during the comparable period in 2004. Amortization of debt discount for the nine months ended September 30, 2005 was $808,357 compared to $36,420 during the comparable period in 2004. Increases were due to the amortization of debt discount resulting from the allocation of value to certain equity instruments issued in connection with debt incurred in 2004 and 2005. At September 30, 2005 the aggregate unamortized debt discount was approximately $900,000, which will amortized and charged to operations over the term of the respective debt.

Depreciation and amortization. For the three months and nine ended September 30, 2005, depreciation and amortization was $34,349 and $72,257, respectively, due to additional assets arising from the UCA acquisition and due to depreciation on equipment and purchased software acquired by the Company in late 2004 and 2005.


Net loss. As a result of the foregoing, for the three months ended September 30, 2005, net loss increased by $917,497 to a loss of $1,314,117 compared to a net loss of $396,620 for the corresponding period in 2004. For the nine months ended September 30, 2005, net loss increased by $2,774,708 to a loss of $3,468,148 compared to a net loss of $693,440 for the corresponding period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005 our working capital deficiency was $2,577,514 compared to a working capital deficiency of $853,317 at December 31, 2004. The increase in the working capital deficiency was due to a negative working capital deficiency the Company assumed in the UCA acquisition and due to operating losses. During the nine months ended September 30, 2005, the Company utilized cash from its operating activities of approximately $2,000,000.

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

On May 24, 2005, the Company and Macrocom entered into an agreement to amend the Financing Agreement between the parties. Under the terms of the amendment, the due date for Loan II has been extended from April 10, 2005 until October 10, 2005. At the same time and in connection with the extension of the due date for Loan II, Macrocom and the Company also amended the terms of the Financing Agreement with respect to warrant Macrocom originally received on December 9, 2004. The warrant was set to expire on June 7, 2005; however, the parties have agreed to extend the term of the warrant so that it expires on December 9, 2006. In October 2005, the Company and Macrocom agreed to extend the due date of the loan to October 2006.

During the nine months ended September 30, 2005, stockholders of the Company loaned the Company an aggregate of $320,000 to enable the Company to meet its working capital requirements.

The Company sold on July 19, 2005, a Convertible Debenture (the "Macrocom Debenture") in the face amount of $500,000 to Macrocom. The Macrocom Debenture bears interest at 5% and is due on April 15, 2006. At the option of Macrocom, the Macrocom Debenture can be converted into shares of the Company's common stock at a conversion price of $.50 per share. In connection with the sale, the Company issued Macrocom warrants to acquire 1,000,000 shares of its common at an exercise price of $1.50 per share. The warrants expire in three years from the date of issuance. The Company also issued to Macrocom 375,000 shares of its common stock as additional consideration. As collateral for the Debenture, the Company has placed with an escrow agent 5,000,000 shares of its common stock. On July 19, 2005, the Company sold to a stockholder and an entity affiliated with an officer of the Company convertible debentures in the face amount of $50,000 each. These debentures were sold on substantially similar terms as the Debenture sold to Macrocom. However, the Company did not provide any collateral to the debenture holders.

In July 2005, the Company entered into a Standby Equity Distribution Agreement (the "SEDA") with Cornell Capital Partners, LP ("Cornell"). Pursuant to the SEDA, the Company may, at its discretion, periodically sell to Cornell shares of common stock, for a total purchase price of up to Ten Million Dollars ($10,000,000). Cornell's obligation to purchase shares of the Company's common stock under the SEDA is subject to certain conditions, including the Company obtaining an effective registration statement for shares of common stock sold under the SEDA and is limited to Seven Hundred Fifty Thousand Dollars ($750,000) per weekly advance.

In October 2005 the Company and Cornell agreed that it was in the best interest of both parties to terminate the SEDA and for Cornell to provide financing to the Company through the issuance of secured convertible debentures. As a result of their decision the Company and Cornell entered into a Termination Agreement on October 27, 2005 which terminated all of the rights and obligations of both the Company and Cornell under the SEDA. Pursuant to the Termination Agreement the Company agreed to allow Cornell to retain 242,857 shares of the Company's common stock that was previously issued to Cornell as part of the commitment fee under the SEDA. Cornell agreed to return the balance of the commitment fee to the Company which was equal to 437,143 shares of the Company's common stock. The fair value 242,857 shares issued to Cornell approximated $340,000 and this amount was charged to operations during the three months ended September 30, 2005.

On July 5, 2005, the Company entered into an agreement (the "Securities Purchase Agreement") pursuant to which the Company shall sell to Cornell, and Cornell shall purchase from the Company, secured convertible debentures (the "Cornell Debentures") in the aggregate principal amount of One Million Dollars ($1,000,000), which are convertible, at Cornell's discretion, into common stock. On October 27, 2005, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners whereby both parties agreed to amend and consolidate all of the convertible debentures issued to Cornell Capital Partners into one new secured convertible debenture in the principal amount of $1,658,160. Prior to entering into the Securities Purchase Agreement the Company issued secured convertible debentures to Cornell Capital Partners in a principal aggregate amount equal to $1,000,000. Of those secured convertible debentures previously issued to Cornell Capital Partners, $400,000 was funded on July 5, 2005; $50,000 was funded on September 1, 2005; $150,000 was funded on October 6, 2005, and $400,000 was funded on October 13, 2005. Pursuant to the Securities Purchase Agreement, Cornell Capital Partners funded an additional $650,000 on October 27, 2005. The $1,000,000 in secured convertible debentures and the additional $650,000 in secured convertible debentures were consolidated into one new secured convertible debenture along with the accrued and unpaid interest on those debentures. The secured convertible debenture has a 36-month term and accrues annual interest of 5%. The secured convertible debenture may be redeemed by the Company at any time, in whole or in part by paying redemption premium of 15% of the amount redeemed in addition to such redemption. The secured convertible debenture is convertible at the holder's option at a conversion price equal to the lesser of (i) an amount equal to $1.00 or (ii) an amount equal to 95% of the lowest closing bid price of our common stock for the 30 trading days immediately proceeding the conversion date. The debenture is secured by substantially all our assets.

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

Fair Value of Financial Instruments

The fair values of the Company's assets and liabilities that qualify as financial instruments under Statement of Financial Accounting Standards ("SFAS") No. 107 approximate their carrying amounts presented in the consolidated balance sheets at September 30, 2005 and December 31, 2004.

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

ITEM 3. CONTROLS AND PROCEDURES

A. Evaluation of Disclosure Controls and Procedures:

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of our management, including our Chief Executive officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act are recorded, processed, summarized and reported as and when required.

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

                           PART II. OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2005,

 On July 5, 2005, we entered into a Placement Agent Agreement with Newbridge Securities Corporation, a registered broker-dealer. Pursuant to the Placement Agent Agreement, we paid Newbridge Securities Corporation a one-time placement agent fee of 7,142 restricted shares of common stock.

On July 19, 2005, the Company sold a convertible debenture in the face amount of $500,000 to Macrocom. The debenture bears interest at 5% and is due on April 15, 2006. At the option of Macrocom, the debenture can be converted into shares of the Company's common stock at a conversion price of $.50 per share. In connection with the sale, the Company issued Macrocom warrants to acquire 1,000,000 shares of its common stock at an exercise price $1.50 per share. The warrants expire in three years from the date of issuance. The Company also issued to Macrocom 375,000 shares of its common stock as additional consideration.

On July 19, 2005, the Company we sold to a stockholder and an entity affiliated with an officer of NetFabric convertible debentures in the face amount of $50,000 each. These debentures were sold on substantially similar terms as the debenture sold to Macrocom.

In July 2005, the Company entered into a Standby Equity Distribution Agreement (the "SEDA") with Cornell Capital Partners, LP ("Cornell"). Pursuant to the SEDA, the Company issued to Cornell 680,000 shares of its common stock as commitment fee under the SEDA. The Company and Cornell entered into a Termination Agreement on October 27, 2005 which terminated all of the rights and obligations of both the Company and Cornell under the SEDA. Pursuant to the Termination Agreement the Company agreed to allow Cornell to retain 242,857 shares of the Company's common stock that was previously issued to Cornell as part of the commitment fee under the SEDA. Cornell agreed to return the balance of the commitment fee to the Company which was equal to 437,143 shares of the Company's common stock.

The foregoing shares were issued pursuant to exemptions from registration under Sections 3(a)(9) and 4(2) of the Securities Act of 1933.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

31.1  Rule 13a-14(a)/15d-14(a) Certification (CEO)

31.2  Rule 13a-14(a)/15d-14(a) Certification (CFO)

32.1  Section 1350 Certification (CEO)

32.2  Section 1350 Certification (CFO)

(b) Reports on Form 8-K:
During the three months ended September 30, 2005, the Company filed;

(i) an 8-K/A for the event dated May 20, 2005 under Item 9.01 to provide financial statements and pro forma information for the acquisition of UCA Services, Inc.

(ii) an 8-K for the event dated July 5, 2005 under Items 1.01 and 3.02 to report a financing transaction with Cornell Capital Partners, LP.

(iii) an 8-K for the event dated July 19,2005 under Items 1.01, 2.02 and 3.02 to report a financing transaction with Macrocom Investors, LLC.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act , the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date: November 14, 2005                 By:  /s/ Jeff  Robinson
                                        ----------------------------
                                        Jeff Robinson
                                        Chairman and Chief
                                        Executive Officer

                                        By:  /s/ Vasan Thatham
                                        ----------------------------
                                        Vasan Thatham
                                        Principal Financial Officer and
                                        Vice President