Form 10KSB/A
period 2004-12-31
NETFABRIC HOLDINGS, INC
filed 2005-12-19
CIK 1083220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                                (Amendment No.1)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                             Commission file number:

                           HOUSTON OPERATING COMPANY
                 (Name of Small Business Issuer in Its Charter)

              Delaware                                 76-0307819
(State of Incorporation or Organization)   (I.R.S. Employer Identification No.)

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
|X| YES |_| NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year:  $612

The aggregate market value of the voting stock held by non-affiliates per the closing stock price of December 31, 2004 is $6,921,822.

As of December 31, 2004, 35,652,204 shares of common stock of the issuer were outstanding.

                                EXPLANATORY NOTE

This amendment No.1 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 filed with Securities and Exchange Commission on March 31, 2005 is filed solely to: (i) amend Part I, Item 1 and 2; (ii) amend Part II,
Item 6; (iii) revise footnotes to the financial statements and (iv) amend Part III, Item 10 and 11. Included herewith are certifications filed as Exhibit 31.1, 31.2, 32.1 and 32.2, which have been re executed as of the date of this amendment.

This amendment does not include any material changes in our financial statements other than expanded footnote disclosure. All other information in the originally filed Form 10-KSB was presented as of March 31, 2005 filing date, or earlier as indicated, and has not been updated in this amended filing.

                                TABLE OF CONTENTS

PART I................................................................................................................- 1 -
         ITEM 1.    DESCRIPTION OF BUSINESS...........................................................................- 1 -
RISK FACTORS..........................................................................................................- 6 -
         ITEM 2.    DESCRIPTION OF PROPERTY...........................................................................- 9 -
         ITEM 3.    LEGAL PROCEEDINGS.................................................................................- 9 -
         ITEM 4.    SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS................................................- 9 -
PART II...............................................................................................................- 9 -
         ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............................- 9 -
         ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............- 11 -
         ITEM 7.    FINANCIAL STATEMENTS.............................................................................- 16 -
         ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.............- 16 -
         ITEM 8A.   CONTROLS AND PROCEDURES..........................................................................- 16 -
PART III.............................................................................................................- 17 -
         ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.....................................- 17 -
BOARD OF DIRECTORS...................................................................................................- 18 -
         ITEM 10.   EXECUTIVE COMPENSATION...........................................................................- 19 -
         ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...................................- 20 -
         ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................................- 22 -
         ITEM 13.   EXHIBITS AND REPORTS.............................................................................- 22 -
         ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................................................- 22 -
SIGNATURES...........................................................................................................- 24 -
FINANCIAL STATEMENTS....................................................................................................F-1

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

ITEM 1. DESCRIPTION OF BUSINESS

Overview

      Houston Operating Company ("HOC") was incorporated in Delaware in August of 1989, and has not had operations since before 2002. NetFabric Corporation ("NetFabric") was incorporated in the State of Delaware on December 17, 2002, as a new corporation and not as a result of a material re-classification, merger, consolidation, purchase or divestiture. On December 9, 2004, HOC entered into an acquisition agreement with all of the stockholders of NetFabric in a transaction that was accounted for as a reverse merger whereby NetFabric was treated as the accounting acquirer. At the closing, which occurred at the same time as the execution of the acquisition agreement, HOC acquired all of the issued and outstanding capital stock of NetFabric from the Stockholders in exchange for an aggregate of 32,137,032 newly-issued shares of the Company's common stock . In this report, "we," "us," "our company," "the Company," and "our" refer to Houston Operating Company and its consolidated subsidiary NetFabric unless the context requires otherwise.

      Immediately prior to the NetFabric merger, the directors of Houston Operating Company were Wesley F. Whiting and Redgie Green. The officers were, Wesley F. Whiting - President and Redgie Green - Secretary. The directors of NetFabric were Jeff Robinson (Chairman), Richard Howard and Charlotte Denenberg. The officers of NetFabric were, Jeff Robinson - Chief Executive Officer, Walter Carozza - Chief Financial Officer, Philip Barak - Vice President of Finance, Victoria Desidero - Vice President of Marketing.



Description of Business

      We develop and sell voice-over internet platforms and services to small to mid-sized businesses that we believe are designed to simplify the incorporation of telephone systems into a company's infrastructure. We believe our products deliver productivity gains to small and medium sized businesses and are intended to provide cost reductions

      We develop and sell a family of IP appliances that simplify the incorporation of any telephone system into a company's IP infrastructure while reducing the cost of telephone calls. Our products deliver productivity gains to small and medium sized businesses with cost reductions while maintaining PSTN class reliability and ease of use.

      We have found that the market requires a turnkey solution. A solution that bundles all of the necessary hardware and the VoIP service into a single product offering. We have called this new product Fusion+ and have implemented the VoIP service component by establishing a relationship with third party VoIP transport provider. This service will be privately labeled by NetFabric.

      Our plan of operations over the next 12 months is to the VoIP revenues by creating a solution that bundles the service as well all necessary equipment for a turnkey solution. To this end the company has partnered with VoIP providers and other VoIP equipment manufactures to rapid grow the scope of the product family.

Market Size

      The size of the U.S. small and medium sized business market for our products is estimated to be in excess of $3.0 billion for hardware products and $1 billion in monthly recurring revenues for the VoIP service. The market was estimated using the government's census on US business demographics.

      (http://www.census.gov/epcd/www/smallbus.html). From the population density for various businesses we then performed our own analysis of the following:

      1.Used industry "rule of thumb" metrics that relate to the ration of phone lines coming into a company to the number of employees in that company.

      2.Estimating typical industry pricing for from VoIP equipment and VoIP transport service in the SMB market.

VoIP HW Cost Per Trunk                                        $150 Our Estimate

                                                                              Employees Per
             Employees                Number of Firms      Total Employees       Trunk(1)         Trunks (1)          Revenues
             ---------                ---------------      ---------------       --------         ----------          --------
1 to 4                                      2,697,839         5,630,017                 1         5,630,017       $ 844,502,550
5 to 9                                      1,019,105         6,698,077               1.5         4,465,385       $ 669,807,700
10 to 19                                      616,064         8,274,541                 2         4,137,271       $ 620,590,575
20 to 99                                      518,258        20,370,447                 3         6,790,149     $ 1,018,522,350
Totals                                      4,851,266        40,973,082                        TAM for VoIP     $ 3,153,423,175
                                                                                                Equipment

Source:  US Government 2001 Business Census.

VoIP Service Cost per Month Per
Trunk                                                        $50 (Our Estimate)

                                                                         Employees Per
             Employees               Number of Firms   Total Employees      Trunk(1)         Trunks (1)          Revenues
             ---------               ---------------   ---------------      --------         ----------          --------
Line/(1)                                 Trunks (1)         Revenues
1 to 4                                    2,697,839        5,630,017              1           5,630,017        $ 281,500,850
5 to 9                                    1,019,105        6,698,077            1.5           4,465,385        $ 223,269,233
10 to 19                                    616,064        8,274,541              2           4,137,271        $ 206,863,525
20 to 99                                    518,258       20,370,447              3           6,790,149        $ 339,507,450
Totals                                    4,851,266       40,973,082                       TAM for monthly   $ 1,051,141,058
                                                                                            VoIP Service
                                                                                              Recurring
                                                                                               Revenue

      Please note that we will only penetrate a percentage of these multi-billion dollar markets, as not every potential end-user customer is going to purchase our product. Nonetheless this analysis serves to illustrate the financial size of the markets we address.

The Company's Products

      There are currently two products available, one for 4 trunk phone systems, the other for 8 trunk phone systems. New products are constantly in development; others are being obtained by partnering with other telecom manufacturers. We would anticipate releasing several new hardware and software products before the end of this year. The completion costs on the most immediate products are in the range of $500K to $1M. The risks associated with these developments can be reduced to ones effecting the development cost and timing of the release and are inherent in the development of any new product of consequence.

      NetFabric has developed two product lines: FUSION 4x4 and 12x8. NetFabric completed development and certification of the FUSION 4x4 product line - the product is currently available for sale. Development on the FUSION 12x8 is complete and NetFabric is in the process of CSA product safety certification (CSA 22.2#60950) to UL standard (UL60950). The certification process will cost approximately $12,000. The company expects certification to be completed in. Immediately following product certification of the FUSION 12x8, the company will begin volume production and begin booking revenue.. However, if the FUSION 12x8 fails certification, the company will have to redesign the product layout and resubmit for certification - a process that could take three to four months and cost approximately $20,000. Failing certification will delay product revenue, increase development costs, and refocus sales efforts for FUS1ON 4x4 product line.

      Our FUSION product, which today includes the FUSION 4x4, FUSION 12x8, and the Fusion Voice VoIP service, collectively provides a turnkey solution to the deployment of VoIP to the SMB. The Fusion hardware products attach to an existing business phone system and in an inexpensive and straightforward manner provide for the upgrade of the system to use VoIP. The Fusion 4x4 handles phone systems with up to 4 trunks, while the Fusion 12 x 8 handles phone systems of up to 8 trunks. We believe the product family distinguishes itself by:

      1. Avoiding the issues surrounding the E911 service over VoIP.

      2. Transparently handling different dial plans for different service providers.

      3. Handling the issue of variable quality of service (QOS) with WAN services from cable and DSL providers.

      Emergency services are difficult to deliver using VoIP. We believe that it is difficult because there is no hard connection between a telephone number and a physical location. This has been a major issue and risk with VoIP deployment. With the Fusion units 911 calls are automatically routed across the Public Switched Telephone Network and thus the service works without issue. This is a major reduction in liability that businesses find very attractive.

      Finally the amount of traffic on the WAN connection to a small business can vary enormously throughout the day. If no attention is paid to this then certain VoIP calls can be of very poor quality with a lot of distortion and dropout. We believe the Fusion units make dynamic measurements of the delays on the WAN and under poor conditions will route the calls across the PSTN instead.

Product Strategy

      Our efforts in moving forward will be to integrate more and more of the functionality required to deliver VoIP and other services to the small and medium size business. Through this integration we believe we will drive down cost and further simplify the installation and maintenance of our products.

Sales and Distribution Strategy

      We are starting to engage in recruiting systems integrators and service providers to sell NetFabric's products and services. NetFabric is also assembling two tiers of distributors that target SMB telecom and data resellers, as well as service providers.

Organization of Sales and Business Development

      Our sales and business development teams focus on channel and strategic accounts with short and long term sales cycles respectively. The sales team consists of channel managers that have experience in recruiting, developing and managing telecom and data VARs. NetFabric is recruiting telecom VARs that primarily sell key/hybrid systems to the SMB market. We believe we are delivering a bundled solution with VoIP service that, when added to the VAR's current offering, will provide a unique solution for our customers. NetFabric is focusing recruitment efforts on resellers and distributors that sell market-leading telecom products such as Avaya, Nortel, NEC, Panasonic, Toshiba, and Intertel.

      We offer what we believe is a unique value proposition to traditional telecom VARs that fall into three categories: those who have not made the switch to marketing VoIP products and services, those who have customers that are reluctant to upgrade their telecom infrastructure to utilize VoIP, and VARs already selling VoIP and data solutions.

      We believe we are positioning NetFabric's products as a solution that saves money on customers' long distance bills and adds advanced IP applications with out the costly forklift upgrades - offering compelling savings. Forklift upgrade refers to the complete replacement of an existing telephone system with a new one.

      We believe our solution increases the revenue to the VAR on each new sale by 20% and provides recurring commission through the sale of VoIP services. We believe VARs are looking for reasons to go back to their customer base to re-engage and sell additional services. We believe we provide these additional services.

      Channel managers are responsible for recruiting new VARs every month. We are hiring channel managers from telecom vendors like Avaya, Nortel, Toshiba, and NEC and Data vendors like Cisco, Nortel, Extreme, and 3Com that have existing VAR relationships to assist with the partner recruitment process. The team is supported by inside sales personnel, who have an overlay quota, to assist with VAR recruitment and management. The sales team is compensated by a base salary plus commission for attaining revenue targets.

      We generate revenue through VARs, Value Added Resellers, by selling NetFabric's products and services to the VAR to be part of a solution to an enterprise customer. Likewise, NetFabric will generate revenue by selling products and services to Service Providers to provide their enterprise customers a VoIP solution. OEM relationships will generate sales by selling directly to manufactures so the OEM may sell NetFabric's products as their own. Finally, direct consultative sales will generate revenue by selling direct to large enterprises by existing sales personnel.

      NetFabric's revenue model consists of selling indirect to small and medium enterprise customers through channels such as VARs, service providers, and OEMs as well as direct to Large Enterprises when the opportunity arises. However, NetFabric's model is mainly focused on serving the needs of small and medium businesses. Therefore, the sales organization is focused on supporting the channel to sell products and services to the small and medium size business.

Distributors

      We have a written agreement with Williams, whereby Williams purchases and resells our products to end-users and VARS, and for use in conjunction with its own customer product offerings. Under the terms of the agreement, Williams orders products directly from us. We ship those products as directed by Williams and invoices Williams on a net 30 day basis. Williams offers a full range of products and services and also resells to 1,000 dealers in Canada and 500 dealers in the US.

      We currently have a verbal distribution agreement with ABP, whereby ABP purchases and resells our products to VARS and small service providers. Under the terms of that agreement, ABP orders products directly from us. We ship those products as directed by ABP and invoices ABP on a net 30 day basis. We chose ABP for its expertise in IP networking, specifically VoIP products. ABP is currently a distributor for companies such as AudioCodes, Ltd. and SNOM technology AG and would have the capability to bundle our products for more complete solutions.

      We currently have a non-binding verbal distribution agreement with CoMatrix, whereby CoMatrix purchases and resells our products to Interconnects, integrators and VARS. Under the terms of that agreement, CoMatrix orders products directly from us. We ship those products as directed by CoMatrix and invoices CoMatrix on a net 30 day basis. We have selected CoMatrix as a distributor for our products because CoMatrix is largely focused on the traditional telephony Interconnect. Our product is the first IP appliance CoMatrix has successfully installed at an end-user customer site. CoMatrix works with approximately 4,000 VARS and Interconnects and plans major mailing efforts and training sessions for its customers regarding IP telephony.

Manufacturing and Component Supply

      We use Kimchuk, Inc. for our manufacturing operations. Our relationship with Kimchuk is not formalized in a written agreement, but is determined by the parties on a manufacturing lot-by-lot basis. We provide Kimchuk with a non-binding rolling 90-day forecast of its manufacturing needs. Each month, we communicate by purchase order to Kimchuk the products and number of our units Kimchuk should manufacture for us for the month. When Kimchuk has manufactured those units and placed them in its inventory, Kimchuk invoices us on a net 30 day basis. The price of the units is also determined on a lot-by-lot basis.

Dependence On Specific Customers

      We believe that our revenue will be dependent on critical sales channels rather than specific end-user customers. We are creating a relatively small number of business relationships with major service providers and equipment vendors. We believe that the revenue that will ensue from these relationships will form a large percentage of our total revenue.

Competition

      We believe our approach in using CPE to elevate consumer grade VoIP services to business class service is unique. The Company believes it is also unique in providing an applications platform for the improved distribution of a host of telephony related services. Thus, the Company is not aware of any direct competition to its products. However there are a number of companies that have VoIP gateways and that can intelligently route calls between the PSTN and VoIP.

      The most notable of these is Quintum Technologies, Inc. The Quintum product is principally focused on the traditional VoIP gateway application, namely the construction of an internal enterprise VoIP telephone system. Quintum can reroute to the PSTN during the telephone call, whereas the Company cannot. However, Quintum requires installation of its proprietary hardware at both ends of the call, which prohibits its use with the majority of the current VoIP service providers. Also, the Quintum product does not contain an applications platform. Other notable companies with routing capabilities to the PSTN would include Better Online Solutions, Ltd., also known as BOScom and Multi-Tech Systems, Inc., also known as MultiTech.

      Other than Quintum, BOScom, MultiTech and similar companies with solutions that can deliver hybrid PSTN/VOIP solutions, there is also the general adoption of pure IP telephone systems, which have the potential to provide similar capabilities to those of the Company products but at much greater initial expense and risk.

Intellectual Property

      We have two patents pending on the technology used in our products. The patents were designed by Jeff Robinson, our current CEO, during the development of FUSION 4x4. In late 2002, Mr. Robinson discovered a new process to manage remote IP appliances resulting in our request for NetFabric's first patent. And in early 2003, Mr. Robinson developed a call routing technique that is used in FUSION 4x4 to intelligently route calls between the PSTN and VoIP.

Employees

      As of December 31, 2004, the Company directly employs approximately 12 people in the United States of America. Our employees are not represented by labor unions or collective bargaining agreements. We have not experienced any work stoppages anywhere, and consider our relations with our employees to be good.

                                  RISK FACTORS

We Are Subject To Various Risks That May Materially Harm Our Business, Financial Condition And Results Of Operations

      You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your entire investment.

                          Risks Related To Our Business

We Have Historically Lost Money And Losses May Continue In The Future, Which May Cause Us To Curtail Our Operations

      Since our inception we have not been profitable and have lost money. For the year ended December 31, 2004 we incurred a net loss of $1,502,260. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

We Have Been The Subject Of A Going Concern Opinion By Our Independent Registered Public Accountants Which Have Raised Substantial Doubt As To Our Ability To Continue As a Going Concern

      Our Independent Registered Public Accountants have added an explanatory paragraph to their audit opinions issued in connection with our consolidated financial statements which states that our financial statements raise substantial doubt as to our ability to continue as a going concern. We have experienced net losses from operations of $1,502,260 for the year ended December 31, 2004. In addition, we had a working capital deficit of $853,317 at December 31, 2004. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely effected and we may have to cease operations.

We Had A Working Capital Deficit, Which Means That Our Current Assets On December 31, 2004 were Not Sufficient To Satisfy Our Current Liabilities And, Therefore, Our Ability To Continue Operations Is At Risk

      We had a working capital deficit of $853,317 at December 31, 2004, which means that our current liabilities exceeded our current assets on December 31, 2004 by $853,317. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2004 were not sufficient to satisfy all of our current liabilities on those dates. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise additional capital or debt to fund the deficit or curtail future operations.

One Of Our Principal Stockholders Has The Right To Designate 40% Of Our Board Of Directors Which Means That Such Stockholder Could Exercise Certain Control Over The Decisions Made By The Board

      NetFabric has granted Fred Nazem and his affiliates the right to designate 40% of the nominees to our Board of Directors, for as long as Mr. Nazem and his affiliates own in the aggregate at least twenty five percent of the voting shares outstanding of NetFabric. Which means that Mr. Nazam has the ability to exercise significant influence over the decisions made by our Board of Directors.

We May Incur Significant Operating Losses In The Future Which Could Adversely Affect Our Business And Cause Us To Cease Operations

      Our business does not have an established record of profitability and we may not be profitable in the future. In addition, we expect our operating expenses to increase in the future as we, among other things:

      o hire additional personnel, including sales and marketing personnel, engineers and other technical staff;

      o     hire senior executives and members of our senior management team;

      o     expand our selling and marketing activities;

      o     expand our product and service offerings;

      o expand the number of locations around the world where we conduct business;

      o increase our research and development efforts to upgrade our existing products and services and develop new products, services and technologies; and,

      o upgrade our operational and financial systems, procedures and controls.

      If our revenue does not grow to offset these expected increased expenses, we will not be profitable. You should not consider past revenue and earnings as indicative of our future performance. In future quarters, our revenue or earnings could decline or fail to grow. Furthermore, if our operating expenses exceed our expectations, our financial performance will be adversely affected.

Our Need To Invest In Research And Development Could Harm Our Operating Results And Prevent Us From Obtaining Additional Financing Based On Those Results

      NetFabric's industry is characterized by the need for continued investment in research and development. If we fail to invest sufficiently in research and development, our products may become less attractive to potential customers, resulting in a material adverse effect on NetFabric's results of operations and financial condition. As a result of our need to maintain or increase our spending levels in this area, our operating results could be materially harmed if NetFabric's revenue falls below expectations. In addition, as a result of the need for research and development and technological innovation, our operating costs may increase in the future. If our operating results become too high our operation could become unattractive to investors or financial institutions which we may rely on for capital to fund our operations.

Defects In NetFabric's Products May Adversely Affect NetFabric's Sales And Expose NetFabric To Costly Legal Claims

      NetFabric's business strategy calls for the development of new products and product enhancements which may from time to time contain defects or result in a failure that NetFabric did not detect or anticipate when introducing such products or enhancements to the market. In addition, the markets in which NetFabric's products are used are characterized by a wide variety of standard and non-standard configurations and by errors, failures and bugs in third-party platforms that can impede proper operation of NetFabric's products. Despite product testing by NetFabric, defects may still be discovered in some new products or enhancements after the products or enhancements are delivered to customers. The occurrence of these defects could result in product returns, adverse publicity, loss of or delays in market acceptance of NetFabric's products, delays or cessation of service to NetFabric's customers or legal claims by customers against NetFabric.

      To the extent that contractual provisions that limit NetFabric's exposure to legal claims are unenforceable or such claims are not covered by insurance, a successful product liability claim could have a material adverse effect on NetFabric's business, results of operations and financial condition.

Our Dependence On Contract Manufacturers And Suppliers May Result In Product Delivery Delays Which Could Harm Our Business If These Delays Result in Customer Dissatisfaction or Litigation

      We currently use contract manufacturers to manufacture our products. NetFabric's reliance on contract manufacturers involves a number of risks, including the absence of adequate capacity, the unavailability of, or interruptions in access to necessary manufacturing processes and reduced control over delivery schedules. If NetFabric's manufacturers are unable or unwilling to continue manufacturing NetFabric's products and components in required volumes, NetFabric will have to identify one or more acceptable alternative manufacturers. Furthermore, the use of new manufacturers may cause significant interruptions in supply if the new manufacturers have difficulty manufacturing products to NetFabric's specifications. Further, the introduction of new manufacturers may increase the variance in the quality of NetFabric's products. In addition, NetFabric relies upon third-party suppliers of specialty components, some of which are single-sourced and intellectual property used in its products. It is possible that a component needed to complete the manufacture of NetFabric's products may not be available at acceptable prices or on a timely basis, if at all. Inadequate supplies of components, or the loss of intellectual property rights, may affect NetFabric's ability to deliver products to its customers. Any significant interruption in the supply of NetFabric's products could result in the reduction of product sales to customers, which in turn could permanently harm NetFabric's reputation in the industry or result in litigation which we would be forced to spend money to defend.

If NetFabric Must Make Design Changes To Its Product Lines, Then NetFabric's Sales Are Likely To Suffer, And NetFabric May Be Exposed To Legal Claims

      NetFabric's business strategy calls for the development of new products and product enhancements which may from time-to-time be subject to design changes that NetFabric did not anticipate when introducing such products or enhancements to the market. In addition, the markets in which NetFabric's products are used are characterized by a wide variety of standard and non-standard configurations and by errors, failures and bugs in third-party platforms that can impede proper operation of NetFabric's products. Despite product testing by NetFabric, design changes may still be required in some new products or enhancements after the products or enhancements are delivered to customers. The need for these changes could result in product returns, adverse publicity, loss of or delays in market acceptance of NetFabric's products, delays or cessation of service to NetFabric's customers or legal claims by customers against NetFabric.

We Are Subject To Significant Regulations Enforced By The United States Federal Communications Commission If We Do Not Comply With These Regulations The Federal Communications Commission Could Force Us To Forfeit Our License And Subject Us To Penalties, Fines and Related Costs, Any Of Which Could Force Us to Significantly Curtail Or Even Cease Operations

      In the United States, we are subject to varying degrees of federal, state and local regulation and licensing, including that of the Federal Communications Commission. At each of these levels, there are significant regulations imposed on the provision of telecommunications services in our business. We cannot assure you that the applicable U.S. regulatory agencies will grant required authority or refrain from taking action against us if we are found to have provided services without obtaining the necessary authorizations. If authority is not obtained or if our pricing and/or terms or conditions of service are not filed or are not updated, or otherwise do not fully comply with the rules of these agencies, third parties or regulators could challenge these actions and we could be subject to forfeiture of our license, penalties, fines, fees and costs. It is uncertain when or how such regulation would affect us; nor is it understood if other countries will follow suit. If additional regulation does occur, the FCC, any state or any country may impose surcharges, taxes or additional regulations upon providers of Voice Over Internet Protocol, or VoIP, related services. In addition any failure on our part to comply with these regulations could make us liable under these regulations and could force us to forfeit our license or pay additional fees, charges, taxes and regulation which could materially increase our costs and may limit or eliminate our ability to do business.

We May Not Be Able To Increase Sales Or Otherwise Successfully Operate Our Business, Which Could Have A Significant Negative Impact On Our Financial Condition

      We believe that the key to our success is to increase sales of our services and product offerings and thereby increase our revenues and available cash. Our success in this regard will depend in large part on widespread market acceptance of our services and product offerings and our efforts to educate potential customers and sell our services. There can be no assurance that we will be able to increase our sales or effectively operate our business. To the extent we are unable to achieve growth in sales; we may continue to incur losses. We cannot assure you that we will be successful or make progress in the growth and operation of our business. Our current and future expense levels are based on our operating plans and estimates of future sales and revenues and are subject to increase as we implement our strategy. Even if our sales grow, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues would likely have an immediate material adverse effect on our business, operating results and financial condition. Further, if we should substantially increase our operating expenses to increase sales and marketing, and such expenses are not subsequently followed by increased revenues, our operating performance and results would be adversely effected and, if sustained, could have a material adverse effect on our business. To the extent we implement cost reduction efforts to align our costs with revenue; our revenue could be adversely affected.

Our Information Systems Are Critical To Our Business And A Failure Of Those Systems Could Materially Harm Us

      We depend on our ability to store, retrieve, process and manage a significant amount of information. If our information systems fail to perform as expected, or if we suffer an interruption, malfunction or loss of information processing capabilities, it could have a material adverse effect on our business.

We May Be Unable To Manage Growth, Which May Impact Our Potential Profitability

      Successful implementation of our business strategy requires us to manage our growth. Growth could place an increasing strain on our management and financial resources. To manage growth effectively, we will need to:

      Establish definitive business strategies, goals and objectives.

      Maintain a system of management controls.

      Attract and retain qualified personnel, as well as, develop, train and manage management-level and other employees.

      If we fail to manage our growth effectively, our business, financial condition or operating results could be materially harmed, and our stock price may decline.

ITEM 2. DESCRIPTION OF PROPERTY

Description of Property

      Our headquarters are located at 67 Federal Road, Building A, Suite 300, in Brookfield, CT. We lease office space under a two-year operating lease with Silvermine Investors, LLC ("Silvermine"), which expires on December 31, 2005 and the lease provides us an option to extend the term for a period of one year. Under the terms of the Lease, the Company has paid one dollar and issued 200,000 shares of common stock to Silvermine as consideration for use of the office space during the term of the Lease. Prior to 2004, the Company operated rent-free from the primary residence of Jeff Robinson, co-founder and current CEO and Chairman, and the offices of Fred Nazem, co-founder and former Chairman and CEO.

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

                                                         High            Low
                                                         ----            ---

              YEAR ENDING DECEMBER 31, 2004
              First Quarter                             $0.20          $0.20
              Second Quarter                            $0.20          $0.20
              Third Quarter                             $0.20          $0.20
              Fourth Quarter                            $3.20          $0.20

              YEAR ENDED DECEMBER 31, 2003
              First Quarter                             $0.35          $0.35
              Second Quarter                            $0.35          $0.35
              Third Quarter                             $0.35          $0.20
              Fourth Quarter                            $0.20          $0.20

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

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

      During the three months ended December 31, 2004;

      On October 14, 2004, we entered into a loan agreement with Macrocom which was amended on December 2, 2004, whereby Macrocom agreed to loan an additional $500,000 to us, due on April 10, 2005 at an annual interest rate of 5%. At the option of Macrocom, Macrocom can convert the principal of the loan into 1,000,000 shares of our common stock or demand repayment of the principal in cash. In addition, NetFabric agreed to issue to Macrocom 250,000 shares of common stock as additional consideration to Macrocom for the loan.

      On December 9, 2004, we entered into an acquisition agreement with all of the stockholders of NetFabric in a transaction that was accounted for as a reverse merger whereby NetFabric was treated as the accounting acquirer. Pursuant to the acquisition agreement we acquired all of the issued and outstanding capital stock of NetFabric from the stockholders in exchange for an aggregate of 32,137,032 newly-issued shares of our common stock.

      In December 2004 Macrocom entered into a commitment with us to purchase our common stock under certain terms. Pursuant to this financing commitment, in two separate closings in January and March 2005 the Company sold 1,000,000 shares of common stock to Macrocom and 1,000,000 shares of common stock to Michael Millon resulting in aggregate proceeds of $1,000,000 or for $0.50 per share. Additionally, under this arrangement, Macrocom received 250,000 shares of common stock and warrants to purchase 2,000,000 shares of common stock at a purchase price of $1,500,000. The warrants expire in December of 2006. We also issued 250,000 shares to Michael Millon as consideration for arranging the Macrocom financing.

      The foregoing shares were issued pursuant to exemptions from registration under Sections 3(a)(9) and 4(2) of the Securities Act of 1933.

Equity Plan Compensation Information

      The following table sets forth information as of December 31, 2004 regarding compensation plans under which our equity securities are authorized for issuance.

                                                                                                      Number of Securities
                                                                                                     Remaining Available for
                                                   Number of Securities                               Future Issuance Under
                                                     to be Issued Upon        Weighted Average         Equity Compensation
                                                        Exercise of           Exercise Price of         Plans (Excluding
                                                   Outstanding Options,     Outstanding Options,     Securities Reflected in
                                                    Warrants and Rights      Warrants and Rights           Column (a))
Plan Category                                               (a)                      (b)                       (c)
                                                    -------------------      -------------------           -----------
Equity Compensation Plans(1)                               4,008,889                    $0.15                4,991,111
Equity compensation plans not approved by
  equity holders(2)                                        1,153,637                     0.15                        0
                                                    -------------------      -------------------           -----------
Total                                                      5,162,526                    $0.15                4,991,111
                                                    ===================      ===================           ===========

(1)   Pursuant to the NetFabric's 2005 Stock Option Plan

(2) Outstanding warrants to acquire shares of common stock. The warrants expire at various times through 2008 and warrant holders have anti-dilution rights.

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

      Our independent registered public accounting firm has indicated in their report dated March 30, 2005 on our December 31, 2004 financial statements that we are in the development stage, have had net losses from inception and has working capital and net capital deficiencies. Their report indicates that these matters raise substantial doubt about our ability to continue on a going concern. Our plan with regard to this matter is discussed elsewhere in this document. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Corporate History

      Houston Operating Company was incorporated in Delaware in August of 1989, and has not had operations since before 2002. NetFabric was incorporated in the State of Delaware on December 17, 2002, as a new corporation and not as a result of a material re-classification, merger, consolidation, purchase or divestiture. On December 9, 2004, we entered into an acquisition agreement with all of the stockholders of NetFabric in a transaction that was accounted for as a reverse merger whereby NetFabric was treated as the accounting acquirer. Pursuant to the acquisition agreement we acquired all of the issued and outstanding capital stock of NetFabric from the stockholders in exchange for an aggregate of 32,137,032 newly-issued shares of our common stock.

Overview

      We are a provider of hardware and services to the burgeoning sector of the telecom industry that utilizes the Internet for telephone and data communications. Specifically, we offer distributed Voice over Internet Protocol
(VoIP) platforms, as well as Services over IP (SoIP) solutions, that provide small to mid-sized Businesses (SMBs) and Enterprise Branch Offices (EBOs) with a flexible migration path to an all-IP infrastructure. We market and sell our products to SMBs through Value Added Resellers (VARs), Service Providers and OEM relationships, and will sell to Fortune 500 Enterprise Branch Office (EBO) customers, through a direct consultative sales organization. To date, our operations have generated very minimal revenues. Further, there can be no assurance that we will generate meaningful revenues from our VoIP operations in the future.

Results of Operations Year Ended December 31, 2004 Compared To 2003

      As previously noted, the December 9, 2004 acquisition has been accounted for as a reverse merge whereby NetFabric was treated as the accounting acquirer. A summary of the results for the years ended December 31, 2004 and 2003 is as follows:

                                                   2004            2003
                                                ----------      ----------

      Revenues                                  $      612      $        0
      Cost of Goods Sold                             3,126               0
      Expenses                                   1,499,746          18,565
      Net Loss                                   1,502,260          18,565
      Net Loss per Common Share                 $     0.05      $     0.00

      Our operating activities to date have consisted primarily of developing our VoIP telephony products for the marketplace. This included the acceleration of research and development activities, hiring of additional personnel (primarily for research and development, but also sales and marketing personnel), development of sales and marketing programs, and filing of product patents.

      Revenue. For the twelve months ending December 31, 2004, we generated $612 in revenue compared to $0 for the twelve months ending December 31, 2003. We are still in the stages of early product development and do not plan to generate significant revenue from its various product lines until the fourth quarter of 2005.

      Total Expenses. Total expenses for the twelve months ending December 31, 2004 were $1,499,746 compared to $18,565 for the twelve months ending December 31, 2003. This is related to our accelerating our research and development and marketing and sales activities in 2004. The expenses incurred for 2004, and as compared to 2003, are set forth in greater detail below and in the accompanying consolidated financial statements attached.

      Research and Development expenses for the twelve months ending December 31, 2004 were $395,452 compared to $0 for the twelve months ending December 31, 2003. These expenses mainly represented the product development costs for the FUSION 4x4 and the 12x8 voice routers including associated engineering wages.

      General and Administrative expenses for the twelve months ending December 31, 2004 were $638,330 compared to $8,720 for the twelve months ending December 31, 2003. This is primarily due to our hiring significant new personnel in management, marketing, and sales among others. In addition, we began maintaining office space in early 2004, and incurred costs associated with this activity, such as telecom, office supplies and insurance.

      Selling expenses for the twelve months ending December 31, 2004 were $189,150 compared to $3,500 for the twelve months ending December 31, 2003. This is related primarily to our personnel, participation in certain industry and trade shows as well as the development and production of marketing materials and FUSION evaluation units.

      Legal and professional fees for the twelve months ending December 31, 2004 were $93,238 compared to $6,097 for the twelve months ending December 31, 2003. These expenses related to patent protection filings, legal and accounting costs associated with the preparation of financial statements, and related to the acquisition.

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

      Liquidity and Capital Resources. As of December 31, 2004 we had cash of approximately $68,000. Our operating activities used approximately $1,014,000 of cash for the year ended 2004 as opposed to approximately $17,000 for the same period in 2003. The primary reason for this increase was our net loss for the year ended 2004 of approximately $1,500,000. In addition, during 2004, we purchased approximately $180,000 of equipment and raised approximately $1,240,000 from various bridge loans and shareholder financing. During 2003, there were no fixed asset purchases and our financing activities were insignificant. As a result of the above activities, we had an increase in cash of approximately $50,000 for the year ended 2004. In order to execute our business plan and achieve our objectives for the near future management believes it will require approximately $3,000,000 over the next 12 months.

      On July 22, 2004, we entered into a financing agreement which was amended on December 2, 2004 with Macrocom Investors, LLC, whereby Macrocom provided a loan to us in the amount of $500,000 for a period of 180 days from the original date of the financing agreement at an annual simple interest rate of 5%. In January 2005, in accordance with the terms of the financing agreement, we elected to repay the principal amount of the loan in kind by issuing 1,000,000 shares of common stock.

      On November 30, 2004, Littlehampton Investments, LLC purchased 7,030,000 shares from our shareholders. As part of the acquisition agreement with NetFabric, Littlehampton Investments, LLC cancelled 6,030,000 shares of common stock and was granted registration rights on 1,000,000 shares it still held.

      On October 14, 2004, we entered into a loan agreement with Macrocom which was amended on December 2, 2004, whereby Macrocom agreed to loan an additional $500,000 to us, due on April 10, 2005 at an annual interest rate of 5%. At the option of Macrocom, Macrocom can convert the principal of the loan into 1,000,000 shares of our common stock or demand repayment of the principal in cash. In addition, NetFabric agreed to issue to Macrocom 250,000 shares of common stock as additional consideration to Macrocom for the loan. We are in negotiation with Macrocom to extend the maturity of the loan.

      In December 2004 Macrocom entered into a commitment with us to purchase our common stock under certain terms. Pursuant to this financing commitment, in two separate closings in January and March 2005 the Company sold 1,000,000 shares of common stock to Macrocom and 1,000,000 shares of common stock to Michael Millon resulting in aggregate proceeds of $1,000,000 or for $0.50 per share. Additionally, under this arrangement, Macrocom received 250,000 shares of common stock and warrants to purchase 2,000,000 shares of common stock at a purchase price of $1,500,000. The warrants expire in December of 2006. We also issued 250,000 shares to Michael Millon as consideration for arranging the Macrocom financing.

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

      Management's plans in this regard include, but are not limited to current discussions and negotiations with a number of additional financing alternatives, one or more of which it believes will be able to successfully close to provide necessary working capital, while maintaining sensitivity to shareholder dilution issues. However, there can be no assurance that we will generate sufficient revenues to provide positive cash flows from operations or that sufficient capital will be available, when required or at terms favorable to us, to permit us to realize our plans. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      To fund the Company's operations for the remainder of fiscal 2005, we need to raise additional financing and generate cash flows from its operations. Should additional cash flows not be available, we believe that we would have the ability to restructure our operations and if necessary initiate significant reductions in expenses. In addition, we will have to negotiate with its lenders to extend the repayment dates of our indebtedness. There can be no assurance, however, that we will be able to successfully restructure our operations or debt obligations in the event we fail to obtain additional financing.

Critical Accounting Policies

      The discussion and analysis of our financial conditions and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable and long-lived assets. We base our estimates on historical experience and on various other assumptions that it believes to be reasonable under the current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believes the following critical accounting policies affect our judgment and estimates used in preparation of our consolidated financial statements.

Revenue Recognition

      We derive revenue from the sale of its communication equipment products and as a provider of information technology consulting and infrastructure development services.

      In accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition," revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product or services has occurred, the fee is fixed and determinable, collectibility is reasonably assured, contractual obligations have been satisfied, and title and risk of loss have been transferred to the customer.

      To date our communication equipment products have been marketed only through a network of distributors and value-added resellers ("VAR"). In the VAR channel, we recognize revenue at the time of shipment if all other contractual obligations to the VAR have been satisfied. In the distributor channel, we recognizes revenue when the distributor sells and ships our products to their own VARs, resellers or end-user customers, provided we have satisfied all other the terms and conditions with the distributor. Accordingly, we receive distribution sales and inventory information regarding our products from our distributors for the purpose of determining the appropriate timing of revenue recognition.

      Both VARs and distributors have limited rights to return products to us but must obtain prior approval from us before returning products, consistently with common industry practice. We have no obligation to accept the return of any unsold products. If required, we accrue a provision for estimated sales returns and other allowances and deferrals as a reduction of revenue at the time of revenue recognition. To date no sales have been made and as such, no provisions for estimated sales returns and other allowances have been recognized. We have no obligation to provide service, repair, counseling or other assistance to any customers of the VARs or distributors unless we have a specific agreement directly with such customer.

      Allowance for Doubtful Accounts

      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These estimated losses will be based upon historical bad debts, specific customer creditworthiness and current economic trends. If the financial condition of a customer deteriorates, resulting in the customer's inability to make payments within approved credit terms, additional allowances may be required. We perform credit evaluations of its customers' financial condition on a regular basis, and has not experienced any material bad debt losses to date.

      Inventory

      Inventory consist primarily of finished goods and purchased electronic components, and are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method.

      Research and Development

      Research and development ("R&D") costs are expensed as incurred. These expenses include the cost of the Company's proprietary R&D efforts as well as costs incurred in connection with our third-party collaboration efforts. The amounts charged to R&D in 2004 and 2003 were $395,452 and $0, respectively.

      Warranties

      We provide a basic limited warranty for its products for one year. We will estimate the costs that may be incurred under its basic limited warranty and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our warranty liability include the number of installed units, historical and anticipated rates of warranty claims and cost per claim. We will periodically assess the adequacy of its recorded warranty liabilities and adjust the amounts as necessary.

      Stock-Based Compensation

      We account for stock options granted to employees using the intrinsic value method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related interpretations. As such, compensation expense to be recognized over the related vesting period is generally determined on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. We have elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS No. 123.

Recent Accounting Pronouncements

      In February 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. We have not issued any financial instruments with such characteristics.

      In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN No. 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", which was issued in January 2003. Companies are required to apply FIN No. 46R to variable interests in variable interest entities ("VIEs") created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation is applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. We do not have any interest in any VIE.

      In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), "Share-Based Payment", which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods beginning after June 15, 2005. The new standard will require entities to expense employee stock options and other share-based payments. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We are evaluating how it will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.

      In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The adoption of SFAS No. 151 is not expected to have a material impact on our financial position and results of operations.

      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on our financial position and results of operations.

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

ITEM 7. FINANCIAL STATEMENTS

      The financial statements appear in a separate section of this report following Part III.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      As a consequence of the change in management, resulting from the acquisition of NetFabric, on March 28, 2005 Michael Johnson & Co. LLC was dismissed as the independent registered public accounting firm for Houston Operating Company by the Audit Committee of its Board of Directors.

      Michael Johnson reports on Houston's financial statements for the past two fiscal years did not contain an adverse opinion, disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles. The report was qualified as to uncertainty about the Houston's ability to continue as a going concern unless it was able to generate sufficient cash flow to meet its obligations and sustain its operations.

      During Houston's two most recent fiscal years and through March 28, 2005, there were no disagreements with Michael Johnson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Michael Johnson, would have caused it to make reference to the subject matter of the disagreements in connection with this report. No reportable events of the type described in Item 304(a)(1)(iv)(B) of Regulation S-B occurred during the two most recent fiscal years.

      Houston has provided Michael Johnson with a copy of this disclosure and requested that they furnish Houston with a letter addressed to the Commission stating whether it agrees or disagrees with the statements by the Company in this report and, if not, stating the respects in which it does not agree. A letter from MJC to such effect is attached hereto as Exhibit 16.1.

      Also effective March 28, 2005, J.H. Cohn LLP was appointed as the new independent registered public accounting firm for Houston.

      During its two most recent fiscal years and through March 28, 2005, Houston has not consulted with J.H. Cohn on any matter that (i) involved the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Houston's financial statements, in each case where written or oral advice was provided, that was an important factor considered by Houston in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) was either the subject of a disagreement or event, as that term is described in
Item 304(a)(1)(iv)(A) of Regulation S-B. J.H. Cohn are currently the auditors for NetFabric, a wholly-owned operating subsidiary of the Company.

ITEM 8A. CONTROLS AND PROCEDURES


      (A)   Evaluation Of Disclosure Controls And Procedures

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered. In addition, the Company reviewed its internal controls, and there have been no changes in its internal controls during the Company's last fiscal quarter or in other factors that have materially affected, or are reasonably likely to materially affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-KSB/A.

      (B)   Changes In Internal Controls Over Financial Reporting

      In connection with the evaluation of the Company's internal controls during the Company's fourth fiscal quarter ended December 31, 2004, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

      Set forth below are the names of our directors and officers, their ages, all positions and offices that they hold with us, the period during which they have served as such, and their business experience during at least the last five years.

Name                          Age      Position Held       Experience
----                          ---      -------------       ----------
Jeff I.  Robinson             52       Chairman,           Mr. Robinson is a co-founder of NetFabric and has been a Director
                                       President and       and President since December 2002 and its Chairman and CEO since
                                       CEO                 November 2004.  He has served on the Board of Directors of NetFabric since 2002.  Mr. Robinson is an experienced entrepreneur and technologist.  He was the CEO of IQ NetSolutions from June 1994 to
                                                           July 2002, a company that created one of the first voice-over-packet systems with an emphasis on ease of installation.  During the period from October 1987 to July 1994, he was the Chairman and CTO of Star
                                                           Semiconductor, the company that created the world's first
                                                           commercially available multi-processor DSP.  During the period from
                                                           December 1982 to September 1987, Mr. Robinson was the Director of
                                                           VLSI at General DataComm, and an IC Design Manager at Texas
                                                           Instruments.  Mr. Robinson is the owner or co-owner of over 30 patents.

Richard R. Howard             55       Director            Mr. Howard has been a Director of the Company since November 2004.
                                                           He received a BS in Economics and Corporate Finance from the Wharton
                                                           School at the University of Pennsylvania.  Since 2004, he has been the President of Flagship Healthcare Management, Inc. From 2003 to
                                                           2004, was the Managing Director of BLH Strategies, a consulting firm that provides management services to companies and nonprofit organizations.  From 1985 to 2003, he worked for Genesis Health
                                                           Ventures, Inc. At various times during his seventeen years with
                                                           Genesis he served as Vice Chairman, President and Chief Operating
                                                           Officer.  He also served as a member of the Board of Directors for all seventeen years.  While with Genesis, the company grew from a private company operating twelve skilled nursing centers to a $2.5 billion publicly traded company employing over 45,000 people.
Charlotte G. Denenberg        58       Director            Ms. Denenberg has been a Director of the Company since November
                                                           2004.  She received a BA in Psychology and Mathematics with Highest
                                                           Distinction, Phi Beta Kappa, from Northwestern University, and an MS and a PhD in Mathematics from the Illinois Institute of Technology.
                                                           For the past two years she has consulted to a variety of companies in the telecommunications industry.  From 1998 to 2002, she worked for Metromedia Fiber Network Services, Inc. (MFN) as Vice President,
                                                           Optical Infrastructure (December 1998 to June 2000)  and as Vice
                                                           President and Chief Technology Officer (July 2000 to June 2002).
                                                           Metromedia Fiber Network Services was engaged in design,
                                                           installation and maintenance of inner-city and intra-city optical networks.



Madelyn M. DeMatteo           57       Director            Ms. Madelyn DeMatteo has been a Director of the Company since
                                                           January 2005.  Ms. DeMatteo is a retired executive and has been retired since 2001. From 1978 through 1999, Ms. DeMatteo was employed by Southern England Telecommunications Corporation. During
                                                           her employment, she held the positions of Senior Vice President,
                                                           General Counsel and Corporate Secretary and Vice President, General
                                                           Counsel & Corporate Secretary from 1992-2000.In 2000 she provided consulting services to SBC Communications regarding litigation and other legal matters.  Ms. DeMatteo received her BA from Connecticut
                                                           College in 1970 and her JD from University of Connecticut in 1973.

Walter Carozza(1)             50       Chief Financial     Mr. Carozza has been the Chief Financial Officer of NetFabric since
                                       Officer             August 2004.  Mr. Carozza received his BA and JD degrees from The
                                                           University of Wisconsin.  He is admitted to practice before the
                                                           Court of International Trade, the U.S.  Supreme Court, and the
                                                           District of Columbia Court of Appeals.  He is a member of the DC and
                                                           Wisconsin Bars.  For the past five years he has been employed as a
                                                           Manager of the General Partner of East River Ventures, a venture capital firm based in New York City.

Philip Barak(1)               52       VP Finance          Mr. Barak has been the VP of Finance of NetFabric since January
                                                           2003.  He holds a BS in Accounting from Rider University and is a
                                                           Certified Public Accountant and a member of the AICPA and NYSSCPA.
                                                           For the past five years he has been employed as a General Partner and Chief Financial Officer of Nazem & Company, a venture capital firm founded in 1976.

Victoria Desidero             44       VP Marketing        Ms. Desidero has been the VP Marketing of NetFabric since June
                                                           2004.  For the past five years she had been employed as the VP
                                                           Marketing for Merlot Communications.

(1) These individuals are part-time employees of the Company. The Company intends to hire a full time CFO and/or other individuals by the end of the second quarter of 2005 to replace these individuals.

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

Code of Ethics

      We have adopted a Code of Ethics for all our employees. We shall, without charge, provide to any person, upon request, a copy of its Code of Ethics. All such requests should be mailed to: 67 Federal Road, Building A, Suite 300, Brookfield, CT 06804.

Compensation of Directors

      Our independent Directors will receive an initial grant of Stock Options to purchase 125,000 shares of Stock with an exercise price equal to the Fair Market Value. The Option shall vest 15,625 shares on the date of grant and thereafter 15,625 shares every three months for as long as the Board member is a member of the Board as of such date. The Option shall have a term of ten years from the date of grant. They all also received a similar bi-annual grant. Independent Director's are also reimbursed for out-of-pocket expenses in connection with attendance at Board of Directors' and/or committee meetings.

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

ITEM 10. Executive Compensation

      The following table sets forth, for the fiscal year ended December 31, 2004, information regarding the compensation earned by our Chief Executive Officer and each of our most highly compensated executive officers whose aggregate annual salary and bonus exceeded $100,000 for each year indicated, with respect to services rendered by such persons to us and our subsidiary

                           Summary Compensation Table

                                             Annual
                                          Compensation                           Long-Term Compensation
                                          ------------                           ----------------------

                                                                          Restricted  Securities
                                                           Other Annual      Stock    Underlying       LTIP      All Other
         Name and             Year      Salary     Bonus   Compensation     Awards   Options/SARs    Payouts    Compensation
    Principal Position         (1)        ($)       ($)         ($)           ($)         (#)          ($)          ($)
    ------------------         ---        ---       ---         ---           ---         ---          ---          ---

Fred Nazem

Chief Executive Officer
(2)                           2004       175,000        0              0          0              0          0               0

Jeff Robinson

Chief Executive Officer
(3)                           2004       175,000        0              0          0              0          0               0

Walter Carozza, Chief
Financial Officer             2004        60,000        0              0          0        998,832          0               0

Philip Barak, VP Finance      2004             0        0              0          0        494,416          0               0

Victoria Desidero,

VP Marketing                  2004       110,000        0              0          0        395,533          0               0

William Meltzer

Director, Software            2004       120,000        0              0          0        164,805          0               0

(1) No compensation was paid in 2002 and 2003 by NetFabric. NetFabric was incorporated in December 2002 and began business operations in January 2004.

(2)   Effective November 30, 2004 Fred Nazem resigned as Chairman and CEO.

(3) Effective November 30, 2004 Jeff Robinson was appointed CEO and elected Chairman.

      The following table sets forth information concerning individual grants of stock options in 2004 to the Named Executive Officers:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                     NUMBER OF             % TOTAL
                                                     SECURITIES         OPTIONS/SARS
                                                     UNDERLYING          GRANTED TO         EXERCISE OR
                                                    OPTIONS/SARS        EMPLOYEES IN        BASE PRICE
NAME                                                GRANTED (#)          FISCAL YEAR          ($/SH)        EXPIRATION DATE
----                                                -----------          -----------          ------        ---------------
Walter Carozza                                        988,832               33.90%           $0.152          January 1, 2014
Philip Barak                                          494,416               16.95%           $0.152          January 1, 2014
Victoria Desidero                                     395,533               13.56%           $0.152           June 14, 2014
William Meltzer                                       164,805                5.65%           $0.152          January 1, 2014
Joseph Welfeld                                        148,325                5.08%           $0.152           April 26, 2014
Dominick Zumbo                                        158,325                5.08%           $0.152          August 16, 2014

Long-Term Incentive Plans - Awards in Last Fiscal Year

      The following table sets forth information with respect to awards made to persons named in the Summary Compensation Table pursuant to a long-term incentive plan in the fiscal year ending December 31, 2004.

                                                    Number of         % of Total
                                                   Securities      Options Granted
                                                   Underlying      to Employees in    Exercise Price
                     Name                        Options Granted    Fiscal Period       per Share          Expiration Date
                     ----                        ---------------    -------------       ---------          ---------------
Walter Carozza                                       988,832           33.90%            $0.152            January 1, 2014
Philip Barak                                         494,416           16.95%            $0.152            January 1, 2014
Victoria Desidero                                    395,533           13.56%            $0.152            June 14, 2014
William Meltzer                                      164,805            5.65%            $0.152            January 1, 2014
Joseph Welfeld                                       148,325            5.08%            $0.152            April 26, 2014
Dominick Zumbo                                       158,325            5.08%            $0.152            August 16, 2004

      On March 3, 2005, our Board of Directors adopted the 2005 Stock Option and Grant Plan (the "Plan"). The purpose of the Plan is to encourage and enable our employees, directors and consultants upon whose judgment, initiative and efforts we largely depend for the successful conduct of our business to acquire a proprietary interest in the Company. On the acquisition date all NetFabric outstanding stock options were exchanged for our options., Prior to that we not maintain a stock option plan. As a of the acquisition, our the board of directors and the shareholders have approved the creation of a stock option plan as an incentive for, and to encourage share ownership by, its officers, directors and other key employees and/ or consultants and potential management of possible future acquired companies. On March 22, 2005, the Company filed Form 14C with the SEC to, among other things, adopt the Company's 2005 Stock Option Plan. This adoption will be effective April 15, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table set forth information regarding beneficial ownership of our common stock as of March 24, 2005 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group:

             Name & Address of                                                      Amount & Nature of
              Beneficial Owner                  Office, If Any                    Beneficial Ownership          Percent of Class
              ----------------                  --------------                    --------------------          ----------------
Jeff Robinson
c/o NetFabric Corporation
67 Federal Road
Building A, Suite 300
Brookfield, CT  06804                            Chairman and CEO                        14,832,476(1)                   39.4.4%

Fred Nazem
44 East 73rd Street
New York, New York 10021                                                                 14,832,477(1)                     39.4%

Walter Carozza
c/o NetFabric Corporation
67 Federal Road
Building A, Suite 300
Brookfield, CT  06804                            CFO                                        824,026(2)                     2.20%

Philip Barak
c/o NetFabric Corporation
67 Federal Road
Building A, Suite 300
Brookfield, CT  06804                            VP Finance                                 247,208(3)                         *

Victoria Desidero
c/o NetFabric Corporation
67 Federal Road
Building A, Suite 300
Brookfield, CT  06804                            VP Marketing                                98,883(4)                         *

Madelyn M. DeMatteo
c/o NetFabric Corporation
67 Federal Road
Building A, Suite 300
Brookfield, CT  06804                            Director                                    15,625(5)                         *

Charlotte G. Denenberg
c/o NetFabric Corporation
67 Federal Road
Building A, Suite 300
Brookfield, CT  06804                            Director                                    15,625(5)                         *

Richard F. Howard
c/o NetFabric Corporation
67 Federal Road
Building A, Suite 300
Brookfield, CT  06804                            Director                                    15,625(5)                         *

Macrocom Investors, LLC
1365 York Avenue, 28B
New York, NY  10021                                                                       3,750,000(6)                      9.2%

All Directors and
Officers as a Group (7 Persons)                                                         16,049,468 (7)                     41.4%


---------------
*     Less than 1%.

(1) Includes 6,592,212 shares held by the Fred F. Nazem Children's' Trust, whose trustees are Alexander Nazem, Farhad Nazem and Sohelya Gharib. Fred Nazem disclaims beneficial ownership of these securities.
(2) Includes 494,416 shares issuable upon exercise of options and 164,805 shares issuable upon exercise of warrants.
(3)   Includes 247,208 shares issuable upon exercise of options.

(4)   Includes 98,883 shares issuable upon exercise of options.
(5)   Includes 15,625shares issuable upon exercise of options.
(6) Includes 2,000,000 shares issuable upon exercise of warrants and 1,000,000 shares issuable upon conversion of convertible debentures.
(7) Includes 887,382 shares issuable upon exercise of options 164,805 shares issuable upon exercise warrants.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



      None.

ITEM 13. EXHIBITS AND REPORTS

A.                Exhibits
------------      ---------------------------------------------------------
Exhibit 2         Share Exchange Agreement between the Company, NetFabric,
                  NetFabric's shareholders and Littlehampton LLC, dated
                  December 9, 2004  #
Exhibit 10.1      Letter Agreement between Houston Operating Company and
                  NetFabric Corporation and Macrocom Investors, LLC and
                  Littlehampton Investments, LLC, dated March 25, 2005 *
Exhibit 10.2      Financing Agreement between NetFabric and Macrocom, dated
                  July 22, 2004 #
Exhibit 10.3      Loan Agreement between NetFabric and Macrocom, dated October
                  14, 2004 #
Exhibit 10.4      Amendment to Financing and Loan Agreement between NetFabric and Macrocom, dated
                  December 2, 2004 #
Exhibit 10.5      Distribution Agreement between NetFabric and  Williams,
                  dated November 29, 2004 #
Exhibit 10.6      Lease Agreement between NetFabric and Silvermine, dated
                  January 1, 2004 #
Exhibit 10.7      2005 Stock Option Plan ##
Exhibit 14.1      Code of Business Conduct and Ethics *
Exhibit  21.1     Subsidiaries of the Registrant *
Exhibit 31.1      Rule 13a-14(a)/15d-14(a) Certification (CEO)*
Exhibit 31.2      Rule 13a-14(a)/15d-14(a) Certification (CFO)*
Exhibit 32.1      Section 1350 Certification (CEO)*
Exhibit 32.2      Section 1350 Certification (CFO)*


*     Filed herewith.
#     Filed as an Exhibit to the Company's 8-K filed on December 15, 2004.
##    Filed with Schedule 14C Information on March 21, 2005.

B. Reports:

      Form 8K was filed by the Company with the SEC on December 15, 2004 to announce the acquisition between it and NetFabric Corporation.

      Form 8K/A was filed by the Company with the SEC on February 24, 2005 to provide the financial statements of NetFabric Corporation as they related to the Acquisition.

      Form 14C was filed by the Company with the SEC on March 22, 2005 to adopt the 2005 Stock Option Plan.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following table sets forth the fees billed by our independent auditors, Michael Johnson and Company and J.H. Cohn, LLP for the fiscal years ended December 31, 2004 and 2003:

                                              FY 2004          FY 2003
                                              -------          -------

Audit fees and quarterly reviews            $   61,000
All other fees:
  Tax return preparation                             0
  Audit related services                             0
                                              ---------        --------
  Non-audit related services
    Total Fees                              $   61,000         $     --
                                              =========        ========

      The Audit Committee considered and determined that the services performed for "financial information systems design and implementation fees" and "all other fees" are compatible with maintaining the independence of the independent auditors.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

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

Date: December 19, 2005                               /s/ JEFF ROBINSON
                                                      -----------------
                                                      Jeff Robinson Chairman,
                                                      President and Chief
                                                      Executive Officer
                                                      (principal executive
                                                      officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 19, 2005                               /s/ JEFF ROBINSON
                                                      -----------------
                                                      Jeff Robinson Chairman,
                                                      President and Chief
                                                      Executive Officer
                                                      (principal executive
                                                      officer)

Date: December 19, 2005                               /s/ VASAN THATHAM
                                                      -----------------
                                                      Vasan Thatham, Chief
                                                      Financial Officer
                                                      (principal accounting
                                                      officer)

Date: December 19, 2005                               /s/ MADELYN DEMATTEO
                                                      --------------------
                                                      Madelyn DeMatteo, Director

Date: December 19, 2005                               /s/ CHARLOTTE G. DENENBERG
                                                      --------------------------
                                                      Charlotte G. Denenberg,
                                                      Director

Date: December 19, 2005                               /s/ FAHAD SYED
                                                      --------------
                                                      Fahad Syed, Director

                            HOUSTON OPERATING COMPANY

                          INDEX TO FINANCIAL STATEMENTS


Report of Independent  Registered  Public  Accounting Firm of           F-2
J.H. Cohn LLP

Consolidated financial statements:

     Consolidated Balance Sheets, December 31, 2004 and 2003            F-3

     Consolidated Statements of Operations, for the years
ended December 31, 2004 and 2003 and for the period from
inception (January 1, 2003) to December 31, 2004                        F-4

     Consolidated Statements of Stockholders' Equity
(Deficit), for the years ended December 31, 2004 and 2003 and for the period from inception (January 1, 2003) to December
31, 2004                                                                F-5

     Consolidated Statements of Cash Flows, for the years
ended December 31, 2004 and 2003 and for the period from
inception (January 1, 2003) to December 31, 2004                        F-6

     Notes to Consolidated financial statements                      F-7 - F-19

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

/s/ J.H.  Cohn LLP
-----------------------------------------------------
Jericho, New York
March 30, 2005, (except for Note 12, as to which the date is April 7, 2005)

                            Houston Operating Company
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                                               December 31,   December 31,
                                                                                   2004           2003
                                                                               -----------    -----------

                                     ASSETS

CURRENT ASSETS
  Cash                                                                         $    67,719    $    18,053
  Trade accounts receivable, net                                                    18,284             --
  Inventory                                                                         72,025             --
  Due from stockholders                                                                 --             90
  Prepaid expenses                                                                  70,626          2,354
                                                                               -----------    -----------

    Total Current Assets                                                           228,654         20,497

Property and equipment, net                                                        171,931             --
Other assets                                                                        43,053          5,665
Deferred offering costs                                                            368,683             --
                                                                               -----------    -----------
    TOTALS                                                                      $   812,321    $    26,162
                                                                               ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Bridge loans, net of unamortized discount                                    $   749,659    $        --
  Loans payable to stockholder                                                      32,639         10,000
  Accounts payable and accrued liabilities                                         281,389            248
  Deferred revenue                                                                  18,284             --
                                                                               -----------    -----------
    Total Current Liabilities                                                    1,081,971         10,248
                                                                               -----------    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (Deficit)

  Common Stock, $.001 par value, 50,000,000 shares authorized 34,652,204 and
  29,829,758 shares issued and outstanding, respectively
                                                                                    34,652         29,830

   Additional paid-in capital                                                    1,216,523          4,649
  Deficit accumulated during the development stage                              (1,520,825)       (18,565)
                                                                               -----------    -----------
    Total stockholders' equity (deficit)                                          (269,650)        15,914
                                                                               -----------    -----------
      TOTALS                                                                    $   812,321    $    26,162
                                                                               ===========    ===========


                 See Notes to Consolidated Financial Statements.

                            Houston Operating Company
                          (A Development Stage Company)
                  Consolidated Statements of Operations for the
                     Years Ended December 31, 2004 and 2003
      and the Period From Inception (January 1, 2003) to December 31, 2004

                                                                                                 For the Period
                                                                                                 from inception
                                                                                                   (January 1,
                                                                                                     2003) to
                                                                                                   December 31,
                                                                        2002            2003            2004
                                                                   ------------    ----------      ------------
Revenues                                                           $        612    $         --    $        612
Cost of Goods Sold                                                        3,126              --           3,126
                                                                   ------------    ----------      ------------
Gross Loss                                                               (2,514)             --          (2,514)

Expenses:
  Research and development                                              395,452              --         395,452
  Selling expenses                                                      189,150           3,500         192,650
  General and administrative expenses                                   638,330           8,720         647,050
  Legal and professional expense                                         93,238           6,097          99,335
  Interest and bank charges                                             175,365             248         175,613
  Depreciation and amortization                                           8,211              --           8,211
                                                                   ------------    ----------      ------------
Loss before provision for income taxes                             $ (1,502,260)   $    (18,565)   $ (1,520,825)
Provision for income taxes                                                   --              --              --
                                                                   ------------    ----------      ------------

Net Loss                                                           $ (1,502,260)   $    (18,565)   $ (1,520,825)
                                                                   ============    ============    ============

Net loss per common share, basic and diluted                       $      (0.05)   $      (0.00)
                                                                   ============    ============

Weighted average number of shares outstanding, basic and diluted     31,362,838      29,678,950
                                                                   ============    ============

                 See Notes to Consolidated Financial Statements.

                            Houston Operating Company
                          (A Development Stage Company)
            Consolidated Statements Of Stockholders' Equity (Deficit)
                 For The Years Ended December 31, 2004 And 2003
    And For The Period From Inception (January 1, 2003) To December 31, 2004

                                                                                          Deficit
                                                                                         Accumulated       Total
                                                     Common Stock                        During the    Stockholders'
                                               ------------------------   Additional     Development      Equity
                                                 Shares     Par Value   Paid-In Capital     Stage        (Deficit)
                                               ----------   -----------   -----------    -----------    -----------
BALANCES AT JANUARY 1, 2003 (INCEPTION)                --   $        --   $        --    $        --    $        --

Sale of common stock to founders at $0.000
   per share                                   29,664,953        29,665       (29,575)            --             90
Sale of common stock to investor at $0.152
   per share                                      164,805           165        24,835             --         25,000
Issuance of options to purchase common
   stock to non-employees for services                 --            --         9,389             --          9,389
Net loss                                               --            --            --        (18,565)       (18,565)
                                               ----------   -----------   -----------    -----------    -----------

BALANCES AT DECEMBER 31, 2003                  29,829,758        29,830         4,649        (18,565)        15,914

Sale of common stock to investors at $0.152
   per share                                    1,648,053         1,648       248,352             --        250,000
Issuance of common stock to landlord in
   lieu of rent at $0.152 per share               659,221           659        99,341             --        100,000
Issuance of options to purchase common
   stock to non-employees for services                 --            --       115,719             --        115,719
Common stock issued in connection with
   share exchange at $0.001 per share           1,765,172         1,765       (30,874)            --        (29,109)
Allocation of proceeds from bridge loans to
   common stock at $0.823 per share               500,000           500       410,903             --        411,403
Value of shares and warrants issued in
   connection with financing commitment at
   $1.475 per share                               250,000           250       368,433             --        368,683
Net loss                                               --            --            --     (1,502,260)    (1,502,260)
                                               ----------   -----------   -----------    -----------    -----------

BALANCES AT DECEMBER 31, 2004                  34,652,204   $    34,652   $ 1,216,523    $(1,520,825)   $  (269,650)
                                               ==========   ===========   ===========    ===========    ===========

                 See Notes to Consolidated Financial Statements

                            Houston Operating Company
                          (A Development Stage Company)
                      Consolidated Statements Of Cash Flows
                 For The Years Ended December 31, 2004 And 2003
    And For The Period From Inception (January 1, 2003) To December 31, 2004

                                                                                                          For the Period
                                                                                                          From Inception
                                                                                                           (January 1,
                                                                                                            2003) to
                                                                                                           December 31,
                                                                                2004           2003           2004
                                                                             -----------    -----------    -----------
OPERATING ACTIVITIES
  Net loss                                                                   $(1,502,260)   $   (18,565)   $(1,520,825)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Issuance of common stock for services                                        100,000             --        100,000
    Amortization of options issued to non-employees for services                  60,059          1,370         61,429
    Amortization of debt discount                                                161,062             --        161,062
    Depreciation and amortization                                                  8,211             --          8,211
    Changes in operating assets and liabilities:
      Inventory                                                                  (72,025)            --        (72,025)
      Trade accounts receivable                                                  (18,284)            --        (18,284)
      Prepaid expenses                                                           (50,000)            --        (50,000)
      Accounts payable and accrued liabilities                                   281,141            248        281,389
      Deferred revenue                                                            18,284             --         18,284
                                                                             -----------    -----------    -----------
      Net cash used in operating activities                                   (1,013,812)       (16,947)    (1,030,759)
                                                                             -----------    -----------    -----------

INVESTING ACTIVITIES
  Purchases of property and equipment                                           (180,142)            --       (180,142)
  Decrease (Increase) in due from stockholder                                         90            (90)            --
                                                                             -----------    -----------    -----------
  Net cash used in investing activities                                         (180,052)           (90)      (180,142)
                                                                             -----------    -----------    -----------

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                           250,000         25,090        275,090
Repayment of loan payable to stockholder                                          (6,470)        10,000          3,530
Proceeds from bridge loans                                                     1,000,000             --      1,000,000
                                                                             -----------    -----------    -----------
Net cash provided by financing activities                                      1,243,530         35,090      1,278,620
                                                                             -----------    -----------    -----------

NET INCREASE IN CASH                                                              49,666         18,053         67,719

CASH AT BEGINNING OF PERIOD                                                       18,053             --             --
                                                                             -----------    -----------    -----------
CASH AT END OF PERIOD                                                        $    67,719    $    18,053    $    67,719
                                                                             ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest expense                                             $        --    $        --    $        --
                                                                             ===========    ===========    ===========
  Cash paid for income taxes                                                 $        --    $        --    $        --
                                                                             ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
   Net liabilities of Houston Operating Company assumed in share
     exchange                                                                $   (29,109)   $        --    $   (29,109)
                                                                             ===========    ===========    ===========

   Fair value of options issued to non-employees for services initially
     deferred                                                                $   115,719    $     9,389    $   125,108
                                                                             ===========    ===========    ===========
   Imputed discount on bridge loans relating to warrants issued and
     beneficial conversion feature                                           $   411,403    $        --    $   411,403
                                                                             ===========    ===========    ===========
   Value of shares and warrants issued in connection with financing
     commitment                                                              $   368,683    $        --    $   368,683
                                                                             ===========    ===========    ===========


                 See Notes to Consolidated Financial Statements

                            Houston Operating Company
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

NOTE 1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

                            Houston Operating Company
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Basis of Presentation of Consolidated Financial Statements

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

                            Houston Operating Company
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

Inventory

Inventory consists primarily of finished goods and purchased electronic components, and is stated at the lower of cost or market. Cost is determined by using the first-in, first-out method.

Cash and Cash Equivalents

The company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment, consisting principally of computer equipment and capitalized purchased software programs, are recorded at cost. Depreciation and amortization are provided for on a straight line basis over the following useful lives:

         Equipment 3 years

         Purchased software 3 years

Repairs and maintenance are charged to operations as incurred.

Internal Use Software

The Company has adopted Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires that certain costs incurred or purchasing or developing software for internal use be capitalized as internal use software development costs and are included in fixed assets. Amortization begins when the software is ready for its intended use. During the year ended December 31, 2004 the Company incurred $90,250 of internal use software development costs which is included in property and equipment on the accompanying balance sheet.

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

                            Houston Operating Company
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

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

                            Houston Operating Company
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS No. 123. If compensation expense for stock options awarded to employees had been determined in accordance with SFAS No. 123, the Company's pro forma net loss would have been as follows:

                                                                                                 Year ended December 31,
                                                                                                 2004              2003
                                                                                              ------------        ----------
Pro forma net loss, as reported                                                               $ (1,502,260)       $  (18,565)
Stock-based employee compensation expense determined under fair value method                        128,486                 -
                                                                                              ------------        ----------
Pro forma net loss, as adjusted                                                               $ (1,630,746)       $  (18,565)
                                                                                              ============        ==========

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

                            Houston Operating Company
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

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

                            Houston Operating Company
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

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

                            Houston Operating Company
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


NOTE 3.  PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following at December 31, 2004:

                                                      2004
                                                   --------

Equipment                                          $ 14,452
Purchased software                                   75,440
Internal use software                                90,250
                                                   --------
                                                    180,142
Less:  Accumulated depreciation and amortization      8,211
                                                   --------
                                                   $171,931
                                                   ========

NOTE 4.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following at December 31, 2004 and 2003:

                              2004       2003
                            --------   --------

Trade accounts payable      $185,638   $    248
Accrued professional fees     74,273         --
Accrued interest payable      13,796         --
Advances from customers        7,682         --
                            --------   --------
                            $281,389   $    248
                            ========   ========

                            Houston Operating Company
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

NOTE 5. BRIDGE LOANS

Bridge loans consist of the following as of December 31, 2004:

                                      2004
                                   -----------

Loan I, due January 18, 2005       $   500,000
Loan II, due April 12, 2005            500,000
                                   -----------
                                     1,000,000
Less:  Unamortized debt discount      (250,341)
                                   -----------
                                   $   749,659
                                   ===========

On July 22, 2004, NetFabric entered into a Financing Agreement which was amended on December 2, 2004 (the "Financing Agreement") with Macrocom Investors, LLC, ("Macrocom") whereby Macrocom provided a loan to NetFabric in the amount of $500,000 ("Loan I") for a period of 180 days from the original date of the Financing Agreement ("Due Date") at an annual simple interest rate of 5%. On the Due Date, the Company has the option to repay the principal of Loan I in cash or in kind by issuing 1,000,000 shares of common (Note 11). In either event, the interest on Loan I is payable in cash on the Due Date. In connection with the Financing Agreement the Company issued to Macrocom 250,000 shares of common stock as additional consideration for Loan I in December 2004.

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

Since the actual issuance and availability of HOC common stock at the time of the NetFabric Financing and Loan Agreements was contingent upon the consummation of a share exchange transaction with a then unidentified entity, the Post Closing Stock, as defined, issued as additional consideration was initially valued based on the estimate of the value of the entity that would result after such a merger. The Company allocated the proceeds of each loan to the computed relative value of the debt and equity components of each bridge loan. The initial amount allocated to the equity component was recorded as a debt discount at the date of issuance of the respective notes and is amortized to interest expense using the effective interest method over the stated terms of the respective notes. Upon consummation of the Share Exchange, the contingency regarding the issuance of the Post Closing Stock relating to the Financing Agreement and Loan Agreement was resolved and a final value was computed for the additional consideration, and the debt discount recorded was revised and is being amortized over the remaining terms of the respective notes. In addition, as a result of the debt discount and the conversion feature, which is at Macrocom's option, Loan II had a beneficial conversion feature embedded in the security, which beneficial conversion feature had a value that was also contingent upon the consummation of a share exchange transaction.

                            Houston Operating Company
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

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

NOTE 6. INCOME TAXES

A reconciliation of the statutory U.S. federal income tax rate to the Company's effective tax was as follows:

                                             For The Year Ended
                                           December 31, December 31,
                                               2004         2003
                                             --------     --------

Statutory U.S. rate                              34.0%        34.0%
State income taxes, net of federal benefit        4.0%         4.0%
Effect of valuation allowance                   (38.0%)      (38.0%)
                                             --------     --------
Total income tax expense (benefit)                0.0%         0.0%
                                             ========     ========

                            Houston Operating Company
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

Significant components of the Company's future tax assets at December 31, 2004 and 2003 are as follows:

                                           December 31,  December 31,
                                               2004         2003
                                             ---------    ---------

Tax effect of operating loss carryforwards   $ 672,000    $   8,400
Effect of valuation allowance                 (672,000)      (8,400)
                                             ---------    ---------
Net deferred tax assets                      $      --    $      --
                                             =========    =========

At December 31, 2004, the Company had net operating loss ("NOL") carry-forwards of approximately $1.5 million which expire through 2024, subject to certain limitations. A full valuation allowance has been established because of the uncertainty regarding the Company's ability to generate income sufficient to utilize the tax losses during the carry-forward period.

NOTE 7. STOCKHOLDERS' EQUITY

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

NOTE 8. STOCK-BASED COMPENSATION

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

The following is a summary of the Company's stock option activity for the years ended December 31, 2004 and 2003:

                                                      Weighted        Weighted
                                                       Average         Average
                                          Options   Exercise Price   Fair Value
                                         ---------   ------------   ------------
Options outstanding January 1, 2003             --   $         --   $         --
Options granted                             82,403           0.15           0.15
Options exercised                               --             --             --
Options cancelled                               --             --             --
                                         ---------   ------------   ------------

Outstanding, December 31, 2003              82,403   $       0.15   $       0.15
Options granted                          3,926,486           0.15           0.15
Options exercised                               --             --             --
Options cancelled                               --             --             --
                                         ---------   ------------   ------------

Outstanding, December 31, 2004           4,008,889   $       0.15   $          0
                                         =========   ============   ============
Exercisable, December 31, 2004           1,320,502   $       0.15   $       0.15
                                         =========   ============   ============
Exercisable, December 31, 2003                  --   $       0.15   $       0.15
                                         =========   ============   ============

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

                            Houston Operating Company
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

NOTE 10. RELATED PARTY TRANSACTIONS

Loans payable to stockholders on the accompanying consolidated balance sheets at December 31, 2004 and 2003 represent amounts owed to stockholders of the Company for expenses paid on behalf of the Company.

NOTE 11. SUBSEQUENT EVENTS

In January 2005, in accordance with the terms of the Financing Agreement, the Company elected to repay the principal of Loan I by issuing 1,000,000 shares of common stock. Pursuant to a financing commitment (Note 5), in two separate closings in January and March 2005 the Company sold an aggregate of 2,000,000 shares of common stock to Macrocom resulting in aggregate proceeds of $1,000,000 or $0.50 per share. The deferred offering costs totaling $368,683 (Note 5) included on the accompanying balance sheet as of December 31, 2004, has been recorded as offering costs and offset against the proceeds of the additional purchases of common stock during the three months ended March 31, 2005.

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

NOTE 12. SUBSEQUENT DISPUTE UNDER FINANCING AGREEMENT

The Company received a notice on March 31, 2005 from certain of the Macrocom investors alleging that the Company is in default a filing registration statement. If the registration statement relating to the Macrocom stock is not effective within 180 days of the Closing Date for reasons not beyond NetFabric's control, NetFabric will pay Macrocom liquidated damages of 45,000 shares of the common stock of the Company for each month or any portion thereof, until such registration statement is effective. The Company believes it is not in default based upon oral extensions granted to it by Macrocom and believes the filing of the registration statement will cure any alleged default. Management believes that it will not have any material effects in subsequent periods on the Company's consolidated financial position, results of operations or cash flows based on or as a result of the outcome from this matter.