Form 10KSB
period 2005-12-31
NETFABRIC HOLDINGS, INC
filed 2006-04-17
CIK 1083220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                             Commission file number:

                            NETFABRIC HOLDINGS, INC.
                       Formerly Houston Operations Company
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

              Delaware                                    76-0307819
(State of Incorporation or Organization)    (I.R.S. Employer Identification No.)

                               Three Stewart Court
                               Denville, NJ 07834
                    (Address of Principal Executive Offices)

                                 (973) 887-2785
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  NONE.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

                                                                  |X|

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                                  |X| Yes No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.                             |X|

Indicate by a check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)                                |_| Yes No |X|

State issuer's revenues for its most recent fiscal year:  $12,541,268

The aggregate market value of the voting stock held by non-affiliates per the closing stock price of March 31, 2006 is $8,253,734.

As of April 10, 2006, 62,508,883 shares of common stock of the issuer were outstanding.

        Transition Small Business Disclosure Format (check one): |_| Yes  No |X|

                                     PART I

         From time to time, including in this annual report on Form 10-KSB, NetFabric Holdings, Inc. (the "Company", "NetFabric", "our" or "we") may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, future operations, new products, research and development activities and similar matters. A variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, without limitation, the following: general economic and business conditions, both nationally and in our markets; our expectations and estimates concerning future financial performance, financing plans, acquisitions or mergers, and the impact of competition; our ability to implement our acquisition and growth strategy; anticipated trends in our business; advances in technologies; and, other risk factors set forth under "Risk Factors" beginning on page 14 in this report.

ITEM 1.    DESCRIPTION OF BUSINESS

         We were incorporated in Delaware in August 1989 as Houston Operating Company. On December 9, 2004 we acquired NetFabric Corporation ("NetFabric Corp.") and on April 19, 2005 we changed our name to NetFabric Holdings, Inc. On May 20, 2005, we acquired UCA Services, Inc ("UCA").

         We are now organized into three distinct divisions. NetFabric Holdings, Inc. is the holding company that houses the finance and administrative functions and is responsible for financing transactions and regulatory compliance activities. NetFabric Corp. is a provider of hardware and services to small to mid-sized businesses ("SMBs") that utilize the Internet for telephone communications or Voice over Internet Protocol ("VoIP"). NetFabric Corp. develops and markets appliances or Customer Premises Equipment ("CPE") that simplify the integration of standard telephone systems with an IP infrastructure. UCA provides IT services and solutions to a wide range of clients in the financial industry as well as the pharmaceutical, healthcare and hospitality sectors.

         On December 9, 2004, we entered into an acquisition agreement (the "Acquisition Agreement") with all of the stockholders of NetFabric Corp. At the closing, which occurred at the same time as the execution of the Acquisition Agreement, we acquired all of the issued and outstanding capital stock of NetFabric Corp. from the stockholders in exchange for an aggregate of 32,137,032 newly-issued shares of our common stock. The acquisition was accounted for as a reverse merger whereby NetFabric Corp. was treated as the acquirer. NetFabric Corp. was incorporated in the State of Delaware on December 17, 2002, as a new corporation and not as a result of a material reclassification, merger, consolidation, purchase or divesture.

         Prior to our acquisition of NetFabric Corp., we did not have any operations, and we were a shell company whose primary business objective was to merge and become public. Immediately prior to the NetFabric Corp. acquisition, our directors were Wesley F. Whiting and Redgie Green. Our officers were, Wesley
F. Whiting - President and Redgie Green - Secretary. The directors of NetFabric Corp were Jeff Robinson (Chairman), Richard Howard and Charlotte Denenberg. The officers of NetFabric Corp were, Jeff Robinson - Chief Executive Officer, Walter Carozza - Chief Financial Officer, Philip Barak - Vice President of Finance, Victoria Desidero - Vice President of Marketing.

          On May 20, 2005, we entered into and closed on a share exchange agreement, whereby we purchased all of the issued and outstanding shares of UCA from its shareholders in exchange for the issuance of 24,096,154 shares of our common stock.

         On February 13, 2006, we entered into an agreement with UCA to amend the terms of the share exchange agreement between the Company and the UCA shareholders, dated May 20, 2005. Pursuant to the amendment, we issued an aggregate of nine million shares of our common stock to the former shareholders of UCA. In return, the former shareholders of UCA released the Company from the capital raising covenant of the share exchange agreement. To facilitate the transaction, Mr. Jeff Robinson, our Chief Executive Officer, surrendered nine million shares of our common stock owned by him.

Voice over Internet Protocol ("VoIP") Business

         Our plan is to develop and sell voice-over internet platforms and services to SMB's that are designed to simplify the incorporation of telephone systems into a company's infrastructure. We believe our products deliver productivity gains to SMB's and are intended to provide cost reductions. We developed and planned to sell a family of IP appliances that simplify the incorporation of any telephone system into a company's IP infrastructure while reducing the cost of telephone calls. Our products deliver productivity gains to SMB's with cost reductions, while maintaining reliability of conventional phones and ease of use.

         Based on our sales efforts, we found that the market requires a turnkey solution that bundles all of the necessary hardware and VoIP service into a single product offering. To address this need, we have started a test marketing of a VoIP service component by reselling a third party VoIP transport provider.

Our Products

We have developed two product lines: FUS1ON 4x4 and 12x8. We completed development and certification of the FUS1ON 4x4 product line, and the product is currently available for sale. Development on the FUS1ON 12x8 is complete; however, we have not had the product certified by the Canadian Standard Association (CSA) and under Underwriters Laboratories Inc. (UL) standard. Our initial certification efforts were unsuccessful. We believe we can redesign the product layout and resubmit for certification, a process that could take three to four months and cost approximately $20,000. However, we are not currently pursuing the redesign and certification effort since we are evaluating our product strategy.

Our Fusion products attach to existing business phone systems and provide for the upgrade of the system to use VoIP. A fusion product connects with the customers' private telephone exchange and the Internet and based on the signals, it directs traffic to the appropriate connection. For customers to have VoIP connectivity, they will additionally need a gateway product that will interface with the Internet. We do not manufacture nor plan to manufacture gateway products. The Fusion 4x4 handles phone systems with up to 4 lines, while the Fusion 12 x 8 handles phone systems of up to 8 lines.

We also provide VoIP transport service by reselling the services of a third party VoIP provider, Ecuity Advanced Communications, Inc ("Ecuity"). Based on a service agreement with us, Ecuity provides VoIP connectivity to our customers through Ecuity's infrastructure. Ecuity charges us a whole sale price for each of our customers they service. To date, we have a small amount of customers using this service, and revenues generated from this effort have been minimal. We are using this opportunity to understand the market better.

Market Size

We estimate the size of the U.S. SMB market for our products to be in excess of $3 billion for hardware products. This is based on our internal estimate and is not independently confirmed by external agencies.

Intellectual Property

We are not currently pursuing any patent filings for our products.

Sales and Distribution Strategy

Our plan is to sell our products and services indirectly to SMB's through established channels of Value Added Resellers (VAR), system integrators and distributors. We have had very limited success in attracting business from established sales channels. In order to attract business from established sales channels, we believe that we need far greater resources than what we have.

We have a written agreement with Williams Telecommunications Corp ("Williams"), whereby Williams purchases and resells our products to end-users and VARS, and for use in conjunction with its own customer product offerings. Under the terms of the agreement, Williams orders products directly from us. We ship those products as directed by Williams and invoice Williams on a net 30 day basis. To date, our business with Williams has been for minimal amounts and we do not anticipate doing material business with Williams in the foreseeable future.

Manufacturing and Component Supply

We used a contract manufacturer for the limited units we have assembled. Currently, we do not anticipate assembling our products in large numbers.

Competition

We believe that our approach to SMB's is unique. However, there are several companies that sell hardware to SMB's that use VoIP. Many of our competitors have significantly greater financial, technical, marketing and other resources than we do, and our share of the market compared to theirs is too small to quantify. Some of the notable companies that specialize in providing hardware to SMB's include Quintum Technologies, Inc., Better Online Solutions, Ltd and Multi-Tech Systems, Inc.

Our plans

To date our revenues from VoIP operations have been minimal. We have concluded that we cannot implement our original business plan for VoIP operations with the resources we have or with the additional capital we can raise in the near term. In the recent past, we have scaled back our VoIP operations, including our product development efforts. Currently, we are evaluating the various products and services that we can offer within the capital resources available to us in the near term. In addition, we are exploring other strategic options for our VoIP operations. We are also evaluating the possibility of viewing VoIP as an important extension of our current skill sets in IT services and as a means of having a platform in place through which we can sell new value added services. However, we do not have any such new operations available for sale to our customers. We anticipate making a determination about our VoIP operations in the second quarter of 2006.

Information Technology (IT) Services

We serve the information and communications needs of a wide range of Fortune 500 and SMB clients in the financial markets industry as well as the pharmaceutical, health care and hospitality sectors. Our broad range of services include (i) Managed Services (ii) Professional Services (iii) IT Infrastructure & Communications Services and Maintenance and (iv) Application Development and Maintenance.

Managed Services

In Managed Services, a client outsources the management of some or all of their applications so that their internal management and staff can focus on projects that will help them in creating and fostering initiatives that will aid in delivering a competitive advantage to their company. Our services in this area include data center services, help desk and facilities management. We also provide a fully managed suite for storage management, information protection (backup and recovery) and information optimization (archival services) from the data center to the desktop.

Professional Services

We provide a wide range of IT staffing services to companies in diversified vertical markets, including financial services, telecommunications, manufacturing, information technology, pharmaceutical, transportation and health care to augment client resource demands. Consultative and staffing resources may be used to undertake a role on a long-term strategic project or fill a short-term need for a technology skill set. We deliver qualified consultants and project managers for contract assignments and full-time employment across many technology disciplines. Areas of expertise include project management, business analysis, systems architecture and design, database architecture and design, application code development, network engineering, quality assurance and testing.

IT Infrastructure & Communications Services

We provide customers with IT infrastructure (such as personal computers, printers, phone systems, networks, servers and switches) design, development, deployment services from project planning and implementation to full-scale network, server and workstation installations. We also provide an end-to-end solution for automating the deployment/version upgrades of desktop and server operating systems, including the associated packaging required to migrate a client's enterprise applications to computers across an organization quickly and reliably.

Application Development and Maintenance

We help organizations plan, develop, integrate and manage custom applications software, packaged software and industry-specific software solutions. We offer applications development and maintenance-support solutions for our customers, including shared risk engagements and fully outsourced projects, managed quality assurance and testing services, including functional testing, compatibility tests, performance testing, regression testing and benchmarking. Benefits to clients for these services can include reduced costs, extended value of technology investments, information sharing and enhanced ability to adapt to market changes.

Sales and Marketing

We sell our IT through a direct sales force located principally in the New York area. These sales associates, also known as client executives, are supported by sales support personnel. Currently, we have approximately 14 direct sales force and sales support personnel for selling our IT services. In addition, we have independent sales agents (non-employees), who sell our services on a commission basis. Our marketing strategy is to develop long-term partnership relationships with existing and new clients that will lead to us becoming a preferred provider of information technology services. We seek to employ a cross-selling approach, where appropriate, to expand the number of services utilized by a single client.

Competition

The information technology services industry is highly competitive and served by numerous international, national, regional and local firms, all of which are our existing or potential competitors. Our primary competitors are software consulting and implementation firms, applications software firms, service groups of computer equipment companies, general management consulting firms, programming companies, offshore firms and temporary staffing firms as well as the internal information technology staff of our clients. We believe that the principal competitive factors in the information technology services industry include the range of services offered, cost, technical expertise, responsiveness to client needs, speed in delivering information technology solutions, quality of service and perceived value. A critical component of our ability to compete in the marketplace is our ability to attract, develop, motivate and retain skilled professionals. We believe we can compete favorably in hiring such personnel by offering competitive compensation packages and attractive assignment opportunities. Many of our competitors have stronger brand recognition and significantly greater financial, technical, marketing and other resources than we do. Our share of the market compared to theirs is too small to quantify.

Seasonality

      Our business can be affected by the seasonal fluctuations in corporate IT expenditures. Generally, expenditures are lowest during the first quarter of the year when our clients are finalizing their IT budgets. In addition, our quarterly results may fluctuate depending on, among other things, the number of billing days in a quarter and the seasonality of our clients' businesses. Our business is also affected by the timing of holidays and seasonal vacation patterns, generally resulting in lower revenues and gross margins in the fourth quarter of each year. In addition, we experience an increase in our cost of sales and a corresponding decrease in gross profit and gross margin in the first fiscal quarter of each year as a result of resetting certain state and federal employment tax salary limitations.

Operations In India

We are in the process of setting up a subsidiary in India and commencing operations. We anticipate accomplishing this in the second quarter of 2006. Initially, our operations will provide business process outsourcing services
(BPO) and software development services to our existing customers as well as internal back office support. For the last two years, these services have been provided by third party vendors in India, and we incurred an immaterial amount of expenses for these services in the past. We will transition these services from third party vendors to in-house operations, and we do not anticipate incurring a material amount of expenses for the initial set up of our operations. Based on the initial results of our operations and our customers' requirements for such services, we plan to scale up our operations. In addition, we are evaluating other options to grow in the BPO and knowledge process outsourcing (KPO) space in India.

     Current global macroeconomic conditions and intense competitive pressures have forced companies to focus on their core activities and outsource critical but non-core activities to companies that specialize in such non-core functions. Outsourcing enables companies to reduce their operating costs, realize benefits of scale and flexible cost structures and achieve significant process improvements. BPO involves routine information technology processes, including: billing, accounting and other financial services, software research and development and related support functions and transaction processing, including customer service operations. KPO involves processes that demand advanced information search, analytical, interpretation and technical skills as well as some judgment and decision making. Examples of KPO functions are: intellectual property or patent research; paralegal and medical transcription services and analytical services, such as equity research, econometric modeling, competitive intelligence, industry reports and financial modeling.

     We will need significant amount of additional capital to grow in the BPO/ KPO space in India. Currently, we do not have a commitment with anyone to provide us with such additional capital. Therefore, there can be no assurance that we will be able to grow in the BPO/ KPO sectors in India.


Employees

On a consolidated basis, we have 118 employees including 43 employees and 75 billable consultants. We have 14 employees in sales, 18 in service/products delivery management, 2 in VoIP operations and 9 in executive and administrative positions. In addition to the 75 billable consultants who are employees, we use the services of 125 billable independent contractors.

We file annual, quarterly and special reports, proxy statements and other information with the SEC. The public may read and copy any materials that we have filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains the reports, proxy and information statements and other information regarding the Company that we have filed electronically with the SEC. The address of the SEC's Internet site is http://www.sec.gov.

ITEM 2.       DESCRIPTION OF PROPERTY

Description of Property

         We do not own any real property. We lease our office space through a sub lease. The office space is located at Three Stewart Court, Denville, New Jersey. The total office space is 13,000 square feet for a three year term through July 2008, with an annual rent of approximately $144,000.

         We also have another leased office space in St. Louis, Missouri through June 2007, renewable annually, for three more years until 2010. This office space is for approximately 19,000 square feet with an annual rent of approximately $96,000 with escalation provisions for renewal. This office space is used to house a client's configuration center.

         The Company believes that the leased office spaces are adequate and in good condition.

ITEM 3.     LEGAL PROCEEDINGS

         We are not a party to any pending legal proceedings other than the ordinary course of routine litigation incidental to our business.

ITEM 4.       SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the NASD's Over-the-Counter Bulletin Board ("OTCBB") under the trading symbol "NFBH". Our common stock has been quoted on the NASD's OTCBB since March of 2001. On April 19, 2005, our name was changed from Houston Operating Company to NetFabric Holdings, Inc. and our stock symbol was changed from "HOOC" to "NFBH".

          The following table sets forth the high and low bid prices for our common stock for the periods indicated as reported by the NASDAQ OTCBB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                      High         Low
                                                    --------     -------

         YEAR ENDING DECEMBER 31, 2005
         First Quarter                                $3.00       $0.90
         Second Quarter                               $1.75       $1.10
         Third Quarter                                $1.50       $0.90
         Fourth Quarter                               $1.15       $0.65

         YEAR ENDED DECEMBER 31, 2004
         First Quarter                                $0.20       $0.20
         Second Quarter                               $0.20       $0.20
         Third Quarter                                $0.20       $0.20
         Fourth Quarter                               $3.40       $0.20


         At March 31, 2006, the number of stockholders of record was approximately 450 (excluding beneficial owners and any shares held in street name or by nominees).

         In the past three years, we have not paid any dividends upon our common stock. The payment of common stock dividends, if any, in the future rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, capital requirements and financial condition, as well as other relevant factors. In addition, our agreement with Laurus Master Fund, Ltd. restricts our ability to pay dividends without their prior consent. In connection with a $3 million financing completed in February of 2006 and pursuant to a Securities Purchase Agreement, Laurus restricts our ability to pay dividends without their prior consent. The financing with Laurus is discussed in more detail below in the notes to our financial statements

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

In October 2005, we entered into a Securities Purchase Agreement with Cornell Capital Partners ("Cornell") whereby both parties agreed to amend and consolidate all of the convertible debentures issued to Cornell into one new secured convertible debenture in the principal amount of $1,658,160. The secured convertible debenture is convertible at the holder's option at a conversion price equal to the lesser of (i) an amount equal to $1.00 or (ii) an amount equal to 95% of the lowest closing bid price of our common stock for the 30 trading days immediately proceeding the conversion date. In connection with the secured convertible debenture, we issued Cornell warrants to acquire 560,000 shares of our common stock at an exercise price of $0.50 per share as additional consideration.

In December 2005, we also issued a warrant to acquire 300,000 shares of our common stock at $1.00 per share to Fahad Syed, an officer and director of the Company, as additional consideration for a loan advanced by him.

         The foregoing shares were issued pursuant to exemptions from registration under Sections 3(a)(9) and 4(2) of the Securities Act of 1933.


Equity Plan Compensation Information

         The following table sets forth information as of December 31, 2005 regarding compensation plans under which our equity securities are authorized for issuance.

                                                                                                      Number of Securities
                                                                                                     Remaining Available for
                                                   Number of Securities                               Future Issuance Under
                                                     to be Issued Upon        Weighted Average         Equity Compensation
                                                        Exercise of           Exercise Price of         Plans (Excluding
                                                   Outstanding Options,     Outstanding Options,     Securities Reflected in
                                                    Warrants and Rights      Warrants and Rights           Column (a))
Plan Category                                               (a)                      (b)                       (c)
Equity Compensation Plans(1)                                3,869,010                    $0.63                  5,130,990
Equity compensation plans not approved by
  equity holders(2)                                         5,213,637                     0.78                          0
                                                   --------------------     --------------------     -----------------------
Total                                                       9,082,647                                           5,130,990

(1)   Pursuant to our 2005 Stock Option Plan.

(2) Outstanding warrants to acquire shares of common stock. The warrants expire at various times through 2009 and warrant holders have anti-dilution rights.


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

Our independent registered public accounting firm has indicated in their report dated April 17, 2006 on our December 31, 2005 financial statements that we had net losses from inception and have a working capital deficiency. The report indicates that these matters raise substantial doubt about our ability to continue as a going concern. Our plan with regard to this matter is discussed elsewhere in this document. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CORPORATE HISTORY

We were formerly known as Houston Operating Company and were incorporated in Delaware in August of 1989. On December 9, 2004, we entered into an Acquisition Agreement with all of the stockholders of NetFabric Corp. At the closing, which occurred at the same time as the execution of the Acquisition Agreement, we acquired all of the issued and outstanding capital stock of NetFabric Corp. from the stockholders in exchange for an aggregate of 32,137,032 newly-issued shares of our common stock. The acquisition was accounted for as a reverse merger whereby NetFabric Corp. was treated as the acquirer. NetFabric Corp. was incorporated in the State of Delaware on December 17, 2002, as a new corporation. On April 19, 2005, our name was changed from Houston Operating Company to NetFabric Holdings, Inc. and our stock symbol was changed from "HOOC" to "NFBH."

UCA SERVICES, INC. ACQUISITION

On May 20, 2005, we entered into and closed on a share exchange agreement, whereby we purchased all of the issued and outstanding shares of UCA from its shareholders in exchange for the issuance of 24,096,154 shares of our common stock. UCA is an IT services and solutions company that serves the information and communications needs of a wide range of Fortune 500 and SMB clients in the financial markets industry as well as the pharmaceutical, health care and hospitality sectors. UCA delivers a broad range of IT services in managed services, professional services, infrastructure builds and maintenance and application development and maintenance areas.

The acquisition was accounted using the purchase method of accounting with the results of operations of UCA included in the consolidated financial statements from the date of acquisition.

OVERVIEW

         Prior to acquiring NetFabric Corp., we did not have any operations, and we were a shell company whose primary business objective was to merge and become public. NetFabric Corp., a Delaware corporation incorporated on December 17, 2002, began operations in July 2003. NetFabric Corp. is a provider of hardware and services to SMB's that utilize the Internet for telephone communications or VoIP. It develops and markets appliances or Customer Premises Equipment ("CPE") that simplify the integration of standard telephone systems with an IP infrastructure. In addition, it resells transport services of a third party VoIP transport provider. Our operations, prior to the UCA acquisition, consisted of developing VoIP appliances, including research and product development activities. We also hired additional personnel for sales and marketing and developed our sales and marketing programs. To date, the Company's VoIP operations have generated minimal revenues. Further, there can be no assurance that the Company will generate meaningful revenues from its VoIP operations in the future.

         UCA derives revenues primarily from managed IT services, professional services, application development services and from business process management services. Arrangements with customers for services are generally on a time and material basis or fixed-price, fixed-timeframe revenue. UCA's principal operating expenses are direct employee cost and consultant expenses and selling, general and administrative expenses. Direct employee cost and consultant expenses are comprised primarily of the costs of consultant labor, including employees, subcontractors and independent contractors, and related employee benefits. Approximately 50% of our consultants are employees and the remainder are subcontractors and independent contractors. We compensate most of our consultants only for the hours that we bill to our clients, which allows us to better match our labor costs with our revenue generation. With respect to our consultant employees, we are responsible for employment-related taxes, medical and health care costs and workers' compensation. Labor costs are sensitive to shifts in the supply and demand of IT professionals, as well as increases in the costs of benefits and taxes. The principal components of selling, general and administrative expenses are salaries of sales and support personnel, and office rent.

         As previously noted, the December 9, 2004 acquisition was accounted for as a reverse merger whereby NetFabric Corp. was treated as the acquirer. Accordingly, the historical financial statements of NetFabric Corp. have been presented for all periods required. NetFabric Corp. began operations in January 2003 and was a development stage company until the UCA acquisition. The UCA acquisition was accounted for using the purchase method of accounting with the results of the operations included in the Company's consolidated financial statements from the date of acquisition.

         We operate in two business segments in additional to corperate activities: VoIP and IT Services. We conduct our VoIP operations through our NetFabric Corp. subsidiary and our IT Services operations through our UCA subsidiary.

MANAGEMENT's DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Comparison of Years ended December 31, 2005 and 2004:

Revenues. Revenues for the year ended December 31, 2005, increased by $12,540,656 over the prior year, with such increase due to the UCA acquisition. Prior to the UCA acquisition, the Company had minimal revenues during the periods reported. We anticipate that our revenues will increase for fiscal year 2006 due to the full year impact of the UCA acquisition. On a pro forma basis, UCA had revenues of $19,422,336 for the year ended December 31, 2005 compared to $14,007,729 in 2004. The increase was due to increased activity levels in 2005 resulting from new customers added in 2005 and additional projects undertaken in 2005 for the existing customers.

Direct employee compensation and consultant expenses. For the year ended December 31, 2005, our direct employee compensation and consultant expenses increased by $9,257,027 to $9,260,153. The increase was due to increased revenues resulting from the UCA acquisition. The Company anticipates direct employee compensation and consultant expenses to increase for fiscal year 2006 in line with the anticipated increase in its revenues.

Selling, general and administrative expenses. Our selling, general and administrative expenses increased for the year ended December 31, 2005 by $5,104,540 or 554.4% to $6,025,258. The increase was, in part, due to the UCA acquisition and, in part, due to an increased level of marketing activities in 2005 in our VoIP operations. During 2005, we added additional personnel in our VoIP operations for sales and marketing and incurred additional expenses for development of our sales and marketing program. In addition, we incurred additional expenses for professional fees and others costs due to being a public company.

Research and development. Research and development expenses for the year ended December 31, 2005 increased by $61,933 of 15.7% to $457,385. These expenses were incurred for our VoIP operations and represented the product development costs for our VoIP products, including associated engineering wages. The increase in 2005 was due to additional personnel costs incurred for product development. In the recent past, we have scaled back our development activities, and we anticipate a significant reduction in our development expenses in fiscal year 2006.

Amortization of debt discount. Amortization of debt discount for the year ended December 31, 2005 increased by $1,036,215 or 643.4% to $1,197,277.
The increase was due to the amortization of debt discount resulting from the allocation of value to certain equity instruments issued in connection with debt issued in 2004 and 2005. At December 31, 2005 the aggregate unamortized debt discount was $1,437,369, which will be amortized and charged to operations over the term of the respective debt.

Depreciation and amortization. For the year ended December 31, 2005 depreciation and amortization increased by $240,730 or 2,931.8% to $248,941, due to additional assets arising from the UCA acquisition and due to depreciation on equipment and purchased software acquired for our VoIP operations in late 2004 and 2005. Amortization related to intangible assets acquired in the UCA acquisition was $137,040.

Interest expense. For the year ended December 31, 2005 interest expense increased by $89,585 or 626.3% to $103,888 due to increased borrowing levels in 2005.

Derivative Financial Instrument. As a result of the change in the conversion terms of the October Convertible Debentures ("October Cornell Debenture") on October 27, 2005, we determined that the embedded conversion feature of the October Cornell Debenture became subject to the provisions of SFAS No. 133 and therefore we accounted for the embedded conversion feature as a liability in accordance with the guidance of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock"("EITF 00-19"). Accordingly, we recorded the fair value of the embedded conversion feature of $784,784 as a non-current liability as of October 27, 2005 and a portion of the amounts previously recorded to additional paid-in capital as part of the Original Cornell Debentures were reclassified from equity to liabilities. Through December 31, 2005 we recorded a charge for derivative financial instruments of $221,277 related to the change in fair value of the embedded conversion feature which is recorded in the accompanying consolidated statement of operations. The fair value of the embedded conversion feature liability was $1,006,061 as of December 31, 2005.

Since the conversion of the October Cornell Debenture could result in a conversion into an indeterminable number of common shares, we determined that under the guidance EITF 00-19, the Company could not conclude that it had sufficient authorized and unissued shares to net-share settle any warrants or options issued to non-employees. Therefore, we have reclassified the fair value of all warrants and options issued to non-employees that were outstanding as of October 27, 2005 from equity to liabilities. The fair value of our warrants and options issued to non-employees were estimated at approximately $3,065,000 on October 27, 2005 using a Black-Scholes option pricing model for each of the individual securities. As a result we incurred a charge of approximately $2,035,000 on October 27, 2005, which was computed based on the difference between the fair value of the securities as of October 27, 2005 and the value of the securities which had previously been recorded to additional paid-in capital. On December 31, 2005, the fair value of the warrants and options issued to non-employees were re-measured and estimated at $2,982,000 using a Black-Scholes option pricing model for each of the individual securities. The decrease of approximately $125,000 was reflected as a gain for change in derivative financial instruments in the accompanying statement of operations for the year ended December 31, 2005.

The liability for warrants and options issued to non-employees will be reclassified to equity upon the repayment of the October Cornell Debenture in February 2006, which terminated Cornell's conversion rights.

Net loss. As a result of the foregoing, for the year ended December 31, 2005, net loss increased by $5,279,275 or 351.5% to a loss of $6,781,985, compared to a net loss of $1,502,260 in the year ended December 31, 2004. Our IT services segment was profitable in 2005. However, this was offset by losses in VoIP operations and corporate costs. Our losses in VoIP operations increased due to additional development, sales and marketing costs incurred in 2005. In 2005, our corporate expenses increased due to being a public company.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, our working capital deficiency was $2,176,606, compared to a working capital deficiency of $853,317 at December 31, 2004. The increase in the working capital deficiency was due to a working capital deficiency we assumed in the UCA acquisition and due to operating losses. During the year ended December 31, 2005, we utilized cash from our operating activities of approximately $3,000,000, compared to approximately $1,000,000 utilized during the year ended December 31, 2004.

During the year ended December 31, 2005, our operating losses, after adjusting non cash items utilized, were approximately $2,400,000 of cash, and working capital items utilized were approximately $600,000 of cash. The principal component of working capital was utilization of deferred revenue or customer advance, offset by increase in our accounts payable and accrued expenses. During the year ended December 31, 2004, our operating losses after adjusting for non cash items utilized, was approximately $1,200,000 and working capital items were approximately $200,000 of cash. The principal component of working capital was an increase in our accounts payable and accrued expenses, offset by inventory purchases.

On July 22, 2004, we entered into a financing agreement which was amended on December 2, 2004 (the "Financing Agreement") with Macrocom Investors, LLC ("Macrocom"), whereby Macrocom provided us a loan of $500,000 ("Loan I") for a period of 180 days from the original date of the financing agreement ("Due Date") at an annual simple interest rate of 5%. In January 2005, in accordance with the terms of the Financing Agreement, we elected to repay the entire principal of Loan I in kind by issuing 1,000,000 shares of our common stock at the agreed price per share of $0.50, and we do not owe any amounts to Macrocom for Loan I. We also issued 250,000 shares to Macrocom as additional consideration for Loan I. Neither Macrocom nor Michael Millon, manager of Macrocom, is affiliated with us or any of our officers or directors.

On October 14, 2004, we entered into a loan agreement with Macrocom, whereby Macrocom agreed to loan us an additional $500,000 ("Loan II") at an annual simple interest rate of 5%. This loan agreement was amended on December 2, 2004, May 24, 2005 and October 26, 2005. Pursuant to the amendments, Loan II is due on October 10, 2006. At the option of Macrocom, Macrocom can convert the principal of Loan II into 1,000,000 shares of our common stock or demand repayment of the principal in cash. In addition, we issued 250,000 shares of our common stock to Macrocom as additional consideration to Macrocom for Loan II.

On November 30, 2004, Littlehampton Investments, LLC purchased 7,030,000 of our shares from one of our shareholders for $375,000. As part of the Acquisition Agreement with NetFabric Corp., Littlehampton Investments, LLC cancelled 6,030,000 shares of common stock and was granted registration rights on 1,000,000 shares of common stock it still held.

Pursuant to a financing commitment, in two separate closings in January and March 2005, the Company sold 1,000,000 shares of common stock to Macrocom and 1,000,000 shares of common stock to Michael Millon, resulting in aggregate proceeds of $1,000,000 for $0.50 per share. Additionally, under this arrangement, Macrocom received warrants to purchase 2,000,000 shares of common stock at a purchase price of $1,500,000. The warrants expire in December 2006. We also issued 250,000 shares to Michael Millon as consideration for arranging the Macrocom financing.

In June 2005, Fred Nazem, a stockholder, advanced $70,000 to the Company for our working capital. The loan was interest free and not subject to any written agreement and did not have any formal due date. The Company repaid this amount in February 2006.

In June 2005, Fahad Syed, an officer and director of the Company, advanced us $200,000 for our working capital. Initially, the loan was interest free and not subject to any written agreement. In December 2005, we issued a promissory note to formalize our borrowing. The interest on the loan was for 5% and it was due in January 2006. In December 2005, we also issued a warrant to acquire 300,000 shares of our common stock at $1.00 per share to Fahad Syed as additional consideration. The warrant expires in January 2009. We repaid this amount in February 2006.

In July 2005, we sold a Convertible Debenture (the "Macrocom Debenture") for a face amount of $500,000 to Macrocom. The Macrocom Debenture bears interest at 5% and is due on April 15, 2006. At the option of Macrocom, the Macrocom Debenture can be converted into shares of our common stock at a conversion price of $.50 per share. In connection with the sale, we issued Macrocom warrants to acquire 1,000,000 shares of our common stock at an exercise price of $1.50 per share. The warrants expire in three years from the date of issuance. We also issued to Macrocom 375,000 shares of our common stock as additional consideration. As collateral for the Macrocom Debenture, we placed 5,000,000 shares of our common stock with an escrow agent. In July 2005, we sold convertible debentures to CCS Group, LLC., an entity affiliated with Walter Carozza, our former officer, and to Fred Nazem, a stockholder of the Company, in the face amount of $50,000 each. These debentures were sold on substantially similar terms as the Macrocom Debenture. However, we did not provide any collateral to the debenture holders.

In July 2005, the Company entered into a Standby Equity Distribution Agreement (the "SEDA") with Cornell Capital Partners ("Cornell"). Pursuant to the SEDA, we may, at our discretion, periodically sell to Cornell shares of our common stock, for a total purchase price of up to Ten Million Dollars ($10,000,000). In October 2005, Cornell and the Company agreed that it was in the best interest of both parties to terminate the SEDA, and we entered into a Termination Agreement on October 27, 2005, which terminated all of the rights and obligations of both Cornell and the Company under the SEDA. Pursuant to the Termination Agreement, we allowed Cornell to retain 242,857 shares of our common stock that was previously issued to Cornell as part of the commitment fee under the SEDA. Cornell agreed to return the balance of the commitment fee to us which was equal to 437,143 shares of our common stock. The fair value of the 242,857 shares of common stock issued to Cornell approximated $340,000 and this amount was charged to our operations during 2005.

In July 2005, we entered into an agreement (the "Securities Purchase Agreement") pursuant to which we agreed to sell to Cornell, and Cornell agreed to purchase from us, secured convertible debentures (the "Cornell Debentures") in the aggregate principal amount of One Million Dollars ($1,000,000), which were convertible, at Cornell's discretion, into common stock of the Company. In October 2005, we entered into a securities purchase agreement with Cornell whereby both parties agreed to amend and consolidate all of the convertible debentures issued to Cornell into one new secured convertible debenture in the principal amount of $1,658,160. Prior to entering into the securities purchase agreement, the Company issued secured convertible debentures to Cornell in a principal aggregate amount equal to $1,000,000. Of those secured convertible debentures previously issued to Cornell, $400,000 was funded on July 5, 2005, $50,000 was funded on September 1, 2005, $150,000 was funded on October 6, 2005 and $400,000 was funded on October 13, 2005. Pursuant to the Securities Purchase Agreement, Cornell funded an additional $650,000 on October 27, 2005. The $1,000,000 in secured convertible debentures and the additional $650,000 in secured convertible debentures were consolidated into one new secured convertible debenture along with the accrued and unpaid interest on those debentures. The secured convertible debenture has a 36-month term and accrues annual interest of 5%. The secured convertible debenture may be redeemed by us at any time, in whole or in part, by paying a redemption premium of 15% of the amount redeemed in addition to such redemption. The secured convertible debenture is convertible at the holder's option at a conversion price equal to the lesser of (i) an amount equal to $1.00 or (ii) an amount equal to 95% of the lowest closing bid price of our common stock for the 30 trading days immediately proceeding the conversion date. In connection with the secured convertible debenture, we issued Cornell warrants to acquire 560,000 shares of our common stock at an exercise price $0.50 per share, as additional consideration. The secured convertible debenture is secured by substantially all of our assets. In February 2006, we redeemed the secured convertible debenture and repaid all amounts due to Cornell, including the applicable redemption premium.

In February 2006, we repaid amounts owed to Fred Nazem and Fahad Syed. In addition, we repaid $100,000 due to Faisal Syed, a stockholder of the Company. Prior to our acquisition of UCA, UCA issued a promissory note to Faisal Syed for $100,000. The note bore interest at the rate of 6%. The promissory note together with accrued but unpaid interest, was due in June 2005.

In February 2006, we along with our subsidiaries, entered into a Security Agreement, dated February 10, 2006 with Laurus Master Fund, Ltd., a Cayman Islands company ("Laurus"). Under the Security Agreement, Laurus purchased us a Secured Convertible Note, with a maturity date of February 10, 2009, in the aggregate principal amount of $1,500,000 and a Secured Non-Convertible Revolving Note ("Revolver') in the aggregate principal amount of $1,500,000. Availability under the notes is based on an advance rate equal to 90% of eligible accounts receivable, and Laurus has agreed to provide us an over advance for a specified period. The Secured Convertible Note has a three-year term, and bears interest at 1% above the prime rate, with a minimum interest rate of 8%. Laurus shall have the option, but not the obligation, at any time until the maturity date, to convert all or any portion of the Secured Convertible Note and accrued interest into shares of our common stock at an exercise price of $0.91 per share. If converted in full we would be obligated to issue an aggregate of 1,648,352 shares of our common stock. We have the option, but not the obligation, to prepay the Secured Convertible Note by paying Laurus the applicable redemption premium. The Revolver has a three-year term, and bears interest at 1% above the prime rate, with a minimum interest rate of 8%.

In connection with the borrowing, we issued to Laurus a common stock purchase option ("Option") to purchase up to 4,256,550 shares of our common stock for a nominal consideration. Additionally, we entered into a registration rights agreement ("Registration Rights Agreement"), covering the registration of common stock underlying the Secured Convertible Note and the Option. Our obligations under the Secured Convertible Note and the Revolver are secured by first liens on all of our assets, and Laurus may accelerate all obligations under the notes upon an event of default.

 Our initial borrowing was approximately $2.3 million and utilized approximately $1.9 million of the initial borrowing to repay all amounts owed to Cornell pursuant to a Secured Convertible Debenture, including applicable redemption premium.

Currently, our revenues from VoIP operations have been minimal. We have concluded that we cannot implement our original business for VoIP operations within resources we have or with the additional capital we can raise in the near term. In the recent past, we have scaled back our VoIP operations, including our product development efforts. Currently, we are evaluating the various products and services that we can offer within the capital resources available to us in the near term. In addition, we are exploring other strategic options for our VoIP operations. We are also evaluating the possibility of viewing VoIP as an important extension of our current skill sets in IT services and as a means of having a platform in place through which we can sell new value added services. We anticipate making a determination about our VoIP operations in the second quarter of 2006.

For the past two years, on a pro forma basis, our IT services revenues have grown. For continued growth, we need capital for both technology investments and working capital. Technology investments will improve our consultants with new skills thereby enabling us to obtain additional projects from our existing customers and from new customers. We can accomplish this either through investment and strategic partnership with new software companies or through hiring consultants with new skill and paying for their bench time until we obtain projects where they can be placed on a billable basis. We are in discussion with new software companies and anticipate such an investment to amount to approximately $500,000 in 2006. However, we have not concluded any agreement and there is no assurance that we that we will conclude any agreement and invest additional amounts. Working capital requirements are principally for additional receivables that need to be supported by an increased revenue base resulting from anticipated growth. We believe that the Revolver with Laurus will provide us the necessary working capital required for the accounts receivable growth.

We anticipate our recurring capital expenses for 2006 to range between $50,000 and $100,000. We are also evaluating the need for additional software applications to support our back office functions. However, we have not completed our evaluation and do not have any commitment on this account.

In order to execute our business plan and achieve our objectives for the near future, management believes it will require approximately $2,500,000 over the next 12 months for working capital. A significant component of this is for satisfying our obligations as they become due, both borrowing and vendor payables.

Our ability to continue as a going concern and future success are dependent upon our ability to raise capital in the near term to satisfy our current obligations.

Management's plans in this regard include, but are not limited to current discussions and negotiations with a number of additional financing alternatives, one or more of which it believes will be able to successfully close to provide necessary working capital. We have received a letter of interest from a third party to provide us $2.5 million in subordinated debt financing. The financing is subject to a number of significant conditions including negotiation of a definitive agreement, necessary approvals and due diligence. There is no assurance that the Company will be successful in completing the financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To fund our operations for the remainder of fiscal year 2006, we need to raise additional financing and generate cash flows from our operations. Should additional cash flows not be available, we believe that we would have the ability to restructure our operations, and if necessary, initiate significant reductions in expenses. In addition, we will have to negotiate with our lenders to extend the repayment dates of our indebtedness. There can be no assurance, however, that we will be able to successfully restructure our operations or debt obligations in the event we fail to obtain additional financing.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial conditions and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable and long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the judgment and estimates used in preparation of our consolidated financial statements.

Revenue Recognition

We derive revenue as a provider of IT services.

In accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 104, "Revenue Recognition," revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product or services has occurred, the fee is fixed and determinable, collectibility is reasonably assured, contractual obligations have been satisfied, and title and risk of loss have been transferred to the customer.

Arrangements with customers for services are generally on a time and material basis or fixed-price, fixed-timeframe. Revenue on time-and-material contracts is recognized as the related services are performed. Revenue for fixed-price, fixed-timeframe services is recognized as the service is performed. Revenue from fixed-price, fixed-timeframe service contracts is recognized ratably over the term of the contract, as per the proportional performance method. When we receive cash advances from customers in advance of the service period, amounts are reported as advances from customers until the commencement of the service period. Billings and collections in excess of revenue recognized are classified as deferred revenue.

To date we have had minimal revenues from sale of communication equipment products that have been marketed only through a network of distributors and VARs. In the VAR channel, we recognize revenue at the time of shipment if all other contractual obligations to the VAR have been satisfied.

In the distributor channel, we recognize revenue when the distributor sells and ships our products to its own VARs, resellers or end-user customers, provided we have satisfied all other terms and conditions with the distributor. Accordingly, we receive distribution sales and inventory information regarding our products from our distributors for the purpose of determining the appropriate timing of revenue recognition.

Both VARs and distributors have limited rights to return products to us but must obtain prior approval from us before returning products, consistent with common industry practice. We have no obligation to accept the return of any unsold products. If required, we accrue a provision for estimated sales returns and other allowances and deferrals as a reduction of revenue at the time of revenue recognition. To date no sales have been made and, as such, no provisions for estimated sales returns and other allowances have been recognized. We have no obligation to provide service, repair, counseling or other assistance to any customers of the VARs or distributors unless we have a specific agreement directly with such customer.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These estimated losses are based upon historical bad debts, specific customer creditworthiness and current economic trends. If the financial condition of a customer deteriorates, resulting in the customer's inability to make payments within approved credit terms, additional allowances may be required. We perform credit evaluations of our customers' financial condition on a regular basis.

Inventory

Inventory consists primarily of finished goods and purchased electronic components, and are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method.

Fair Value of Financial Instruments

The fair value of the Company's assets and liabilities that qualify as financial instruments under Statement of Financial Accounting Standards ("SFAS") No. 107 "Disclosure about Fair Value of Financial Instruments", presented in the consolidated balance sheets as of December 31, 2005 and 2004 approximate their carrying amounts.

Goodwill and Other Intangibles

Goodwill and other intangibles represent the allocation, pursuant to an independent appraisal of the cost to acquire UCA Services, in excess of the fair value of assets acquired. Under SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is not amortized but is reviewed for impairment annually, as well as when a triggering event indicates impairment may have occurred. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of the reporting unit. The first step of the process is a screen for potential impairment and the second step measures the amount of impairment, if any. We will perform a goodwill impairment test annually, as well as when a triggering event indicates impairment may have occurred. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth, the useful life over which cash flows will occur, and determination of cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment.

         Intangible assets are accounted for under the provisions of SFAS No.
142. Intangible assets arise from business combinations and consist of customer relationships and restricted covenants related to employment agreements that are amortized, on a straight-line basis, over periods of up to six years. The Company follows the impairment provisions and disclosure requirements of SFAS No. 142. Accordingly intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Stock-Based Compensation

We account for stock options granted to employees using the intrinsic value method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related interpretations.

As such, compensation expense to be recognized over the related vesting period is generally determined on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), permits entities to recognize the fair value of all stock-based awards on the date of grant as an expense over the vesting period. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income (loss) disclosures for employee stock option grants as if the fair value-based method defined in SFAS No. 123 had been applied. We have elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS No. 123.


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

                          Risks Related To Our Business

We Have Historically Lost Money And Losses May Continue In The Future, Which May Cause Us To Curtail Our Operations

         Since our inception we have not been profitable and have lost money. For the year ended December 31, 2005, we incurred a net loss of $6,781,985. Future losses are likely to occur as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

Our Operating Results May Fluctuate

         Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control. The following factors may affect our operating results:

      o   Our ability to compete effectively.

      o The amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our businesses, operations and infrastructure.

      o   Our focus on long term goals over short-term results.

      o   The results of our investments in risky projects.

      o   Our ability to attract, motivate and retain top-quality employees.

      o Our ability to upgrade and develop our systems, infrastructure and products.

      o   Our ability to successfully integrate and manage our acquisitions.

      o   Geopolitical events such as war, threat of war or terrorist actions.


We Have Been The Subject Of A Going Concern Opinion By Our Independent Registered Public Accountants Which Has Raised Substantial Doubt As To Our Ability To Continue As a Going Concern

         Our Independent Registered Public Accountanting Firm added an explanatory paragraph to their audit opinion issued in connection with our consolidated financial statements which states that our financial statements raise substantial doubt as to our ability to continue as a going concern. We have experienced net losses from operations of $6,781,985 for the year ended December 31, 2005. In addition, we had a working capital deficit of $2,176,606 as of December 31, 2005. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely effected and we may have to cease operations.

We Had A Working Capital Deficit, Which Means That Our Current Assets On December 31, 2005 were Not Sufficient To Satisfy Our Current Liabilities And, Therefore, Our Ability To Continue Operations Is At Risk

         We had a working capital deficit of $2,176,606 as of December 31, 2005, which means that our current liabilities exceeded our current assets on December 31, 2005 by $2,176,606. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2004 were not sufficient to satisfy all of our current liabilities on those dates. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise additional capital or debt to fund the deficit or curtail future operations.

Our Principal Stockholders Can Control Our Board Of Directors Which Means That Such Stockholders Could Exercise Certain Control Over The Decisions Made By The Board

         Five of our principal stockholders, including directors and officers, own approximately 84.5% of our outstanding common stock. They can effectively elect a majority of our directors and thereby control our management.

We May Incur Significant Operating Losses In The Future Which Could Adversely Affect Our Business And Cause Us To Cease Operations

         Our business does not have an established record of profitability and we may not be profitable in the future. If our revenue does not grow to offset our operating losses, we will not be profitable. You should not consider past revenue and earnings as indicative of our future performance. In future quarters, our revenue or earnings could decline or fail to grow. Furthermore, if our operating expenses exceed our expectations, our financial performance will be adversely affected.

If We Are Unable To Retain Or Motivate Key Personnel Or Hire Qualified Personnel, We May Not Be Able To Grow Effectively.

         Our performance is largely dependent on the talents and efforts of highly-skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly-skilled personnel for all areas of our organization, as well as to identify, contract with, motivate and retain contract personnel, on an outsourced basis, for special projects. Competition in our industry for qualified employees is intense. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees and to retain contract personnel.

         As we become a more mature company, we may find our recruiting efforts more challenging. If we do not succeed in attracting excellent personnel or retaining or motivating existing personnel, we may be unable to grow effectively.

We May Not Be Able To Increase Revenues Or Otherwise Successfully Operate Our Business, Which Could Have A Significant Negative Impact On Our Financial Condition

         We believe that the key to our success is to increase revenues and our services offerings thereby increasing our available cash. Our success in this regard will depend in large part on widespread market acceptance of our services offerings and our efforts to educate potential customers and sell our services. There can be no assurance that we will be able to increase our revenues or effectively operate our business. To the extent we are unable to achieve growth in revenues, we may continue to incur losses. We cannot assure you that we will be successful or make progress in the growth and operation of our business. Our current and future expense levels are based on our operating plans and estimates of future revenues and are subject to increase as we implement our strategy. Even if our revenues grow, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues would likely have an immediate material adverse effect on our business, operating results and financial condition. Further, if we should substantially increase our operating expenses to increase sales and marketing, and such expenses are not subsequently followed by increased revenues, our operating performance and results would be adversely effected and, if sustained, could have a material adverse effect on our business. To the extent we implement cost reduction efforts to align our costs with revenue, our revenue could be adversely affected.

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

Our Service Revenue Depends To A Large Extent On A Small Number Of Clients, And Our Revenue Could Decline If We Lose A Major Client, Which Could Cause Us To Curtail Our Operations Due To A Lack of Revenue

         We currently derive, and believe we will continue to derive, a significant portion of our service revenue from a limited number of corporate clients. The loss of a major client or a significant reduction in the service performed for a major client could result in a reduction of our revenue.

Our two largest clients for the year ended December 31, 2005 accounted for 30% and 10%, respectively, of our revenues. Our major customers in 2005, were BNP Paribas, Cendent Corporation, Dresdner Bank, Instinet and Reuters. The volume of work we perform for specific clients may vary from year to year, particularly since we typically are not the only outside service provider for our clients. Thus, a major client in one year may not provide the same level of revenue in a subsequent year.

There are a number of factors, other than our performance, that could cause the loss of a client and that may not be predictable. In certain cases, clients have reduced their spending on IT services due to economic conditions and consequently have reduced the volume of business from us. If we were to lose one of our major clients or incur a significantly lower volume of business with them, our revenue and profitability could be reduced.

Our Failure To Complete Fixed-price, Fixed-timeframe Contracts On Budget And On Time May Negatively Affect Our Profitability, Which Could Decrease The Value Of Our Shareholders' Investment

We offer a portion of our services on a fixed-price, fixed-timeframe basis. Although we use specified software engineering processes and our past project experience to reduce the risks associated with estimating, planning and performing fixed-price, fixed-timeframe projects, we bear the risk of cost overruns, completion delays and wage inflation in connection with these projects. If we fail to accurately estimate the resources and time required for a project, future rates of wage inflation and currency exchange rates, or if we fail to complete our contractual obligations within the contracted timeframe, our profitability may suffer.

We May Be Unable To Manage Growth, Which May Impact Our Potential Profitability

         Successful implementation of our business strategy requires us to manage our growth. Growth could place an increasing strain on our management and financial resources. To manage growth effectively, we will need to:

      o   Establish definitive business strategies, goals and objectives; and

      o   Maintain a system of management controls.


                Risks Related to Our Stock Being Publicly Traded


Our stock price may be volatile.

         Our common stock has been trading in the public market since March, 2001. We cannot predict the extent to which a trading market will develop for our common stock or how liquid that market might become. The trading price of our common stock has been and is expected to continue to be highly volatile as well as subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

      o Quarterly variations in our results of operations or those of our competitors.

      o Announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments.

      o   Disruption to our operations.

      o The emergence of new sales channels in which we are unable to compete effectively.

      o Our ability to develop and market new and enhanced products on a timely basis.

      o   Commencement of, or our involvement in, litigation.

      o   Any major change in our board or management.

      o Changes in governmental regulations or in the status of our regulatory approvals.

      o Changes in earnings estimates or recommendations by securities analysts.

      o General economic conditions and slow or negative growth of related markets.

         In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company's securities, securities class action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.

We do not intend to pay dividends on our common stock.

         We have never declared or paid any cash dividend on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

We have and will continue to incur increased costs as a result of being a public company.

         As a public company, we have and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the Securities and Exchange Commission and the NYSE and NASDAQ. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

You may experience dilution if we raise funds through the issuance of additional equity and/or convertible securities.

         If we raise additional funds through the issuance of equity securities or convertible securities, you may experience dilution of your percentage ownership. This dilution may be substantial. In addition, these securities may have powers, preferences and rights that are senior to the holders of our common stock and may further limit our ability to pay dividends on our common stock.

Because the market for and liquidity of our shares is volatile and limited, and because we are subject to the "Penny Stock" rules, the level of trading activity in our common stock may be reduced.

         Our common stock is quoted on the OTCBB. The OTCBB is generally considered to be a less efficient market than the established exchanges or the NASDAQ markets. While we anticipate seeking to be listed on the NASDAQ Small-Cap Market at some time in the future, it is impossible at this time to predict when, if ever, such application will be made or whether such application will be successful. While our common stock continues to be quoted on the OTCBB, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of our common stock, compared to if our securities were traded on NASDAQ or a national exchange. In addition, our common stock is subject to certain rules and regulations relating to "penny stocks" (generally defined as any equity security that is not quoted on the NASDAQ Stock Market and that has a price less than $5.00 per share, subject to certain exemptions). Broker-dealers who sell penny stocks are subject to certain "sales practice requirements" for sales in certain nonexempt transactions (i.e., sales to persons other than established customers and institutional "accredited investors"), including requiring delivery of a risk disclosure document relating to the penny stock market and monthly statements disclosing recent bid and offer quotations for the penny stock held in the account, and certain other restrictions. If the broker-dealer is the sole market maker, the broker-dealer must disclose this, as well as the broker-dealer's presumed control over the market. For as long as our securities are subject to the rules on penny stocks, the liquidity of our common stock could be significantly limited. This lack of liquidity may also make it more difficult for us to raise capital in the future.

ITEM 7.     FINANCIAL STATEMENTS

         Reference is made to page F-1 herein for the Index to the Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            As previously reported in the Company's Form 8-K on March 31, 2005, as a consequence of the change in management of the Company, resulting from the acquisition of NetFabric Corp., on March 28, 2005, Michael Johnson & Co. LLC ("MJC") was dismissed as the independent registered public accounting firm for Houston Operating Company (the "Company") by the Audit Committee of its Board of Directors.

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

         The audit report of JHC on the financial statements of the Company as of and for the two fiscal years ended December 31, 2005 and 2004 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles. The report contains an explanatory paragraph about the Company's ability to continue as a going concern.

ITEM 8A.    CONTROLS AND PROCEDURES

         Our disclosure controls and procedures are designed to ensure that material information relating to the Company are made known by others within the Company to our Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO") and others in the Company involved in the preparation of our annual report and our quarterly reports. The Company has evaluated, with the participation of the Company's CEO and CFO, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2005, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic filings with the Commission.

ITEM 8B.    OTHER INFORMATION

         None.

                                    PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The following table sets forth the names and positions of our executive officers and directors. Our directors are elected at our annual meeting of stockholders and serve for one year or until successors are elected and qualify. Our Board of Directors elect our officers, and their terms of office are at the discretion of the Board, except to the extent governed by an employment contract.

         As of April 7, 2006, our directors and executive officers, their age, positions, the dates of their initial election or appointment as directors or executive officers, and the expiration of their terms are as follows:

                                                                                                With
                                                                                               Company
         Name                    Age                         Position                           Since
         ----                    ---                         --------                           ------

Jeffrey Robinson                 53            Chairman and Chief Executive Officer          November 2004

Fahad Syed                       38     Director, Chief Executive Officer of UCA Services,     May 2005
                                                               Inc.

Vasan Thatham                    48                   Chief Financial Officer                  June 2005

Charlotte G. Denenberg           58                          Director                        November 2004

Joseph Perno                     63                          Director                         April 2006


Below are the biographies of each of our officers and directors as of April 7, 2006.

JEFF ROBINSON. Mr. Robinson has been the Chairman and Chief Executive Officer of the Company since November 2004. Mr. Robinson is a co-founder of NetFabric Corp and has been its Director and President since December 2002. He has served on the Board of Directors of NetFabric Corp since 2002. Mr. Robinson is an experienced entrepreneur and technologist. He was the CEO of IQ NetSolutions from June 1994 to July 2002, a company that created one of the first voice-over-packet systems with an emphasis on ease of installation. During the period from October 1987 to July 1994, he was the Chairman and Chief Technology Officer of Star Semiconductor, the company that created the world's first commercially available multi-processor Digital Signal Processor (DSP) chip. From December 1982 to September 1987, Mr. Robinson was the Director of a division at General DataComm, and an IC Design Manager at Texas Instruments. Mr. Robinson is the owner or co-owner of over 30 patents.

FAHAD SYED. Mr. Syed has been a Director of the Company since May of 2005. Mr. Syed is an entrepreneur and co-founder of UCA Services, Inc. and has more than 14 years of experience in Global Services. . Mr. Syed was the Managing Director of UCA Services, Inc, from June 2003 to May 2005. and he is currently the Chief Executive Officer of UCA Services, Inc. Mr. Syed is an expert in the development of best practices in IT, channel and direct sales strategies and effective service delivery models. Prior to that, Mr. Syed was Vice President of IT services with UCA Computer Systems, Inc., a system integrator, from December 1998 to May 2003. Previously, Mr. Syed held prominent positions in development and management of Financial Products at the Housing Development Finance Corporation (HDFC), a pioneer Housing Finance Institution in the private sector in India. Mr. Syed holds a Masters Degree in Development Sciences from Tata Institute of Social Sciences, Mumbai, India; a Bachelors degree in Sociology from Aligarh University, India and a Diploma in Systems from National Institute of Information Technology, Mumbai, India.

VASAN THATHAM. Vasan Thatham has been Vice President and Chief Financial Officer of NetFabric since June 2005. Prior to joining the Company, from February 1999 through June 2005, Mr. Thatham was Vice President and Chief Financial Officer of Provo International, Inc., a company engaged in providing Internet and telecommunications services. Prior to that, Mr. Thatham held various positions with Esquire Communications, Ltd, Strings Ltd., Ernst & Young in Kuwait and KMPG Peat Marwick in India. Mr. Thatham is a chartered accountant under the laws of India.

CHARLOTTE G. DENENBERG. Ms. Denenberg has been a Director of the Company since November 2004. She received a BA in Psychology and Mathematics with Highest Distinction, Phi Beta Kappa, from Northwestern University, and an MS and a PhD in Mathematics from the Illinois Institute of Technology. For the past two years she has consulted a variety of companies in the telecommunications industry. From 1998 to 2002, she worked for Metromedia Fiber Network Services, Inc. (MFN) as Vice President, Optical Infrastructure ( December 1998 to June 2000) and as Vice President and Chief Technology Officer ( July 2000 to June 2002). MFN was engaged in design, installation and maintenance of inter-city and intra-city optical fiber networks.

JOSEPH PERNO. Mr. Perno has been a Director of the Company since April of 2006. Since his retirement in March 2003, he has been a consultant to emerging technology companies. From March 1994 to March 2003, he was Senior Vice President of Technology at Chubb Corporation, a provider of property and casualty insurance to businesses and individuals worldwide. Prior to that, he was associated for 18 years with Chubb Corporation and Crum and Foster Insurance Organizations in various capacities. Mr. Perno has been a member of the LOMA Property and Casualty Systems Committee for twenty three years, serving as Chairman of that organization from 1991 to 1992. He also served on the Boards of Directors of ACORD, IVANS, the North River Insurance Company, US Fire Insurance Company, The Westchester Insurance Company and the agency systems vendor, Redshaw, Inc.

Family Relationships

There are no family relationships among the directors or executive officers of the Company.

Involvement In Certain Legal Proceedings

None of our officers, directors, promoters or control persons have been involved in the past five years in any of the following:

(1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

          Our board of directors has created a Compensation Committee and an Audit Committee.

Audit Committee

         The Audit Committee is responsible for making recommendations to the Board of Directors as to the selection and independence of our independent registered public accounting firm, maintaining communication between the Board of Directors and the independent auditor, reviewing the annual audit report submitted by the independent auditor and determining the nature and extent of problems, if any, presented by such audit warranting consideration by our board of directors. Currently we do not have any members on our Audit Committee. Membership on the Audit Committee is intended to be restricted to directors who are deemed independent and free from any relationship that, in the opinion of the Board of Directors, could interfere with the exercise of independent judgment as a committee member.

Compensation Committee

         The Compensation Committee is authorized to review and make recommendations to the Board of Directors on all matters regarding the remuneration of our executive officers, including the administration of our compensation plans. The Compensation Committee is intended to be comprised of at least three members. Currently, the Compensation Committee is comprised of only Ms. Charlotte G. Denenberg.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires a company's directors, officers and stockholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, collectively referred to herein as the Reporting Persons, to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the company's equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). Based solely on our review of the copies of such reports and upon written representations of the Reporting Persons received by us, we believe that all Section 16(a) filing requirements applicable to such Reporting Persons have been met for 2005.

Code of Ethics

On March 3, 2005, we adopted a Code of Ethics that applies to us our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 10. Executive Compensation

         The following table sets forth, for the fiscal year ended December 31, 2005, information regarding the compensation earned by our Chief Executive Officer and each of our most highly compensated executive officers whose aggregate annual salary and bonus exceeded $100,000 for each year indicated, with respect to services rendered by such persons to us and our subsidiaries NetFabric Corporation and UCA Services, Inc.

                           Summary Compensation Table


                                             Annual
                                          Compensation                           Long-Term Compensation
                                        ----------------   ------------------------------------------------------------------
                                                                          Restricted  Securities
                                                           Other Annual      Stock    Underlying      LTIP        All Other
         Name and             Year      Salary     Bonus   Compensation     Awards   Options/SARs    Payouts    Compensation
    Principal Position         (1)        ($)       ($)         ($)           ($)         (#)          ($)          ($)
-------------------------    ------    --------   -------  ------------     ------   ------------    -------    ------------

Jeff Robinson                 2005      176,042      0        $24,000         0            0            0            0
Chief Executive Officer
(2)                           2004      175,000      0           0            0            0            0            0
                              2003         0         0           0            0            0            0            0

Eric Strauss                  2005      144,308      0           0            0            0            0            0
CEO of NetFabric Corporation  2004         0         0           0            0            0            0            0
                              2003         0         0           0            0            0            0            0

Fahad Syed  (3)               2005      123,080      0           0            0            0            0            0
CEO of UCA Services, Inc.     2004         0         0           0            0            0            0            0
                              2003         0         0           0            0            0            0            0

Fred Nazem                    2005         0         0           0            0            0            0            0
Chief Executive
 Officer (4)                  2004      175,000      0           0            0            0            0            0
                              2003         0         0           0            0            0            0            0

(1)   No compensation was paid in 2003.

(2) Effective November 30, 2004, Jeff Robinson was appointed CEO and elected Chairman. In 2005, we reimbursed six months of Jeff Robinson's rent expense ($24,000) incurred by him.
3)   For the period from May 20, 2005.

(4) Effective November 30, 2004, Fred Nazem resigned as Chairman and CEO of the Company.

         The following table sets forth information concerning individual grants of stock options in 2004 to the Named Executive Officers:

              OPTION/SAR GRANTS IN THE YEAR ENDED DECEMBER 31, 2005

                    NUMBER OF          % TOTAL
                    SECURITIES      OPTIONS/SARS
                    UNDERLYING       GRANTED TO      EXERCISE OR
                   OPTIONS/SARS     EMPLOYEES IN     BASE PRICE     EXPIRATION
NAME               GRANTED (#)       FISCAL YEAR       ($/SH)          DATE
---------------   --------------   ---------------  -------------  -------------
                                                                     February
Eric Strauss         450,000              40%           $2.10        14, 2015


            The following table sets forth information concerning the number of options owned by our Named Executives, the value of any in-the-money unexercised options as of December 31, 2005 and information concerning options exercised by our Named Executives during the year ended December 31, 2005:

                                       Aggregated Option Exercises and Year-End Option/SAR


                                             Number of Securities                  Value of Unexercised

                   Shares                    Underlying Unexercised                In-The Money
                   Acquired
                   on         Value          Options/ SAR at   12/31/2005          Options/ SARs at 12/31/2005
                              Realized
                   Exercise   ($)            Exercisable       Unexercisable       Exercisable   Unexercisable
                   ---------- -----------    ----------------- ----------------    ------------- ----------------

Eric Strauss                                 112,500           337,500

            The year-end values for unexercised in-the-money options represent the positive difference between the exercise price of the options and the year-end market value of our common stock. An option is "in-the-money" if the year-end fair market value of our common stock exceeds the option exercise price. The closing sale price of our common stock on December 31, 2005 was $.95.

Employment Agreements

UCA entered into an employment agreement with Fahad Syed in June of 2003 which will expire in May 2008, subject to automatic successive one year renewals unless either we or the employee gives notice of intention not to renew the agreement. The agreement provides for an annual base salary of $150,000, with specified annual increases to the base salary. Pursuant to the employment agreement, if we terminate Fahad Syed's employment without cause or good reason, as defined in the employment agreement, we are obligated to pay a termination benefit equal to the remaining annual base salary during the initial term of the employment agreement.

Compensation Of Directors

Our non executive directors will receive an initial grant of stock options to purchase 125,000 shares of common stock with an exercise price equal to the fair market value. The options shall vest into 15,625 shares of common stock on the date of grant and thereafter into 15,625 shares every three months for as long as the board member is a member of our Board of Directors as of such date. The option shall have a term of ten years from the date of grant. Every member of the Board of Directors who is not an employee shall be entitled to a bi-annual grant of Stock Options to purchase 125,000 shares of common stock on the two year anniversary of the initial grant date and for every two year anniversary of such date thereafter for as long as the member is a member of the Board of Directors. The options shall vest into 15,625 shares of common stock on the date of grant and into 15,625 shares of common stock every three months thereafter. The options shall have a term of ten years. The exercise price shall be the fair market value on the date of grant. Independent directors are also reimbursed for out-of-pocket expenses in connection with attendance at board meetings and committee meetings. In March 2005, we granted each of our then three non executive directors, Charlotte G. Denenberg, Richard R. Howard and Madelyn M. DeMatteo, stock options to purchase 125,000 shares of common stock. Each of our non-employee directors are entitled to receive $12,000 in 2006 for attending board Meetings

2005 Stock Option Plan

In March 2005, our Board of Directors and stockholders adopted our 2005 Stock Option Plan, pursuant to which 9,000,000 shares of common stock were reserved for issuance upon exercise of options. Our stock option plan is designed to serve as an incentive for retaining qualified and competent employees, directors and consultants.

Our Board of Directors or a committee of our Board of Directors administers our stock option plan and is authorized, in its discretion, to grant options under our stock option plan to all eligible employees, including our officers, directors (whether or not employees) and consultants. Our stock option plan provides for the granting of both "incentive stock options" (as defined in Section 422 of the Internal Revenue Code of 1986, as amended) and non-qualified stock options. Options can be granted under our stock option plan on such terms and at such prices as determined by the Board of Directors or its committee, except that the per share exercise price of options will not be less than the fair market value of the common stock on the date of grant. In the case of an incentive stock option granted to a stockholder who owns stock possessing more than 10% of the total combined voting power of all of our classes of stock, the per share exercise price will not be less than 110% of the fair market value on the date of grant. The aggregate fair market value (determined on the date of grant) of the shares covered by incentive stock options granted under our stock option plan that become exercisable by a grantee for the first time in any calendar year is subject to a $100,000 limit. Options granted under our stock option plan will be exercisable during the period or periods specified in each option agreement. Options granted under our stock option plan are not exercisable after the expiration of 10 years from the date of grant (five years in the case of incentive stock options granted to a stockholder owning stock possessing more than 10% of the total combined voting power of all of our classes of stock) and are not transferable other than by will or by the laws of descent and distribution.


ITEM 11. Security Ownership Of Certain Beneficial Owners And Management

                             PRINCIPAL STOCKHOLDERS

The table below sets forth information with respect to the beneficial ownership of our common stock as of March 31, 2006 for (i) persons who own more than 5% of our outstanding common stock; (ii) each of our directors or those nominated to be directors, and executive officers; and (iii) all of our directors and executive officers as a group.

--------------------------------------------------------------------------------
         Name and Address         Amount and Nature   Percentage of Class(1)
        of Beneficial Owner        of Beneficial
                                     Ownership
--------------------------------------------------------------------------------

Fred Nazem                          15,069,977(3)                23.9%

44 East 73rd Street

New York, NY 10021
--------------------------------------------------------------------------------

Faisal Syed                         13,238,462                   21.2%

12 Kings Brook Court

Mendham, NJ 07945
--------------------------------------------------------------------------------

Mohamed Asif                        13,238,462                   21.2%

53 Burnet Hill Road

Livingston, NJ 07039
--------------------------------------------------------------------------------

Fahad Syed c/o                       6,919,231(5)               11.0%
NetFabric Holdings,
Inc

3 Stewart Court

Denville, NJ 07834
--------------------------------------------------------------------------------

Macrocom Investors, LLC              5,750,000(2)                8.5%

1365 York Avenue, 28B

New York, NY 10021
--------------------------------------------------------------------------------

Jeff Robinson                        4,832,476                    7.7%

c/o NetFabric Holdings, Inc.

3 Stewart Court

Denville, NJ 07834
--------------------------------------------------------------------------------

Vasan Thatham                           75,000(6)                    *

c/o NetFabric Holdings, Inc.

3 Stewart Court

Denville, NJ 07834
--------------------------------------------------------------------------------

Charlotte G. Denenberg                  62,500(4)                    *

c/o NetFabric Holdings, Inc.

3 Stewart Court

Denville, NJ 07834
--------------------------------------------------------------------------------
All Directors and Executive
Officers as a Group (4 persons)     11,889,207(7)                18.9%
--------------------------------------------------------------------------------

* Less than 1%.
(1) Applicable percentage of ownership is based on 62,508,883 shares of common stock outstanding as of March 31, 2006 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 31, 2006 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Includes 3,000,000 shares issuable upon exercise of warrants and 2,000,000 shares issuable upon conversion of convertible debentures. Michael Million makes the investment decisions on behalf of and controls Macrocom Investors , LLC. Excludes 340,000 shares held by Michael Million.

(3) Includes 100,000 shares issuable upon exercise of warrants, 100,000 shares issuable upon the conversion convertible debentures, and 6,592,212 shares held by the Fred F. Nazem Children's Trust, whose trustees are Alexander Nazem, Farhad Nazem and Sohelya Gharib. Fred Nazem disclaims beneficial ownership of these securities.

(4) Includes 62,500 shares issuable upon exercise of options.

(5) Includes 300,000 shares issuable upon exercise of warrants.

(6) Includes 75,000 shares issuable upon exercise of options.

(7) Includes 137,500 shares issuable upon exercise of options, 300,000 shares issuable upon exercise of warrants.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We have a sublease with UCA Global, Inc., an entity affiliated with Faisal Syed, a stockholder . The lease is for an office of 13,000 square feet for a three year term through July 2008 with an annual rent of $144,000. The sublease rent was determined by the landlord based on the area of usage and our subsidiary pays its share of rent directly to the landlord.

         Prior to our acquisition of UCA, UCA issued a promissory note to Faisal Syed, a stockholder for $100,000. The note bears interest at the rate of 6%. The promissory note together with accrued but unpaid interest was due on June 16, 2005. We repaid the promissory note in February 2006.

         In June of 2005, Fred Nazem, a stockholder, advanced us $70,000 for our working capital. The loan was interest free and not subject to any written agreement and did not have any formal due date. We repaid this amount in February of 2006.

         In June 2005, Fahad Syed, an officer and director, advanced us $200,000 for our working capital. Initially, the loan was interest free and not subject to any written agreement. In December 2005, we issued a promissory note to formalize our borrowing. The interest on the loan was for 5% and it was due in January of 2006. In December 2005, we also issued a warrant to acquire 300,000 shares of our common stock at $1.00 per share to Fahad Syed as additional consideration. The warrant expires in January of 2009. We repaid this amount in February of 2006.


         In July 2005, we sold convertible debentures to a stockholder, Fred Nazem, and to CCS Group, LLC. an entity affiliated with Walter Carozza, our former officer, for the face amount of $50,000 each, repayable in April 2006. The convertible debenture can be converted into shares of our common stock at a conversion price of $.50 per share. In connection with the sale, we issued each of them warrants to acquire 100,000 shares of our common stock at an exercise price of $1.50 per share. The warrants expire in three years from the date of issuance. We also issued each of them 37,500 shares of our common stock as additional consideration.

         In the normal course of business, we performed services and billed Clear to Close, Inc, an entity affiliated with our stockholders, in the amount of $141,000. As of December 31, 2005 Clear to Close owed us approximately $164,000, including amounts owed to UCA prior to our acquisition.


ITEM 13.    EXHIBITS AND REPORTS

A.                Exhibits
----------------- ----------------------------------------------------------
Exhibit 2.1 Share Exchange Agreement between the Company, NetFabric, NetFabric's shareholders and Littlehampton LLC, dated December 9, 2004. (1)

Exhibit 2.2 Share Exchange Agreement between the Company, UCA Services, Inc. and all of the Shareholders of UCA Services, Inc. dated May 20, 2005. (4)

Exhibit 3.1       Articles of Incorporation *

Exhibit 3.2       By-Laws. *

Exhibit 10.1 Letter Agreement between Houston Operating Company and NetFabric Corporation and Macrocom Investors, LLC and Littlehampton Investments, LLC, dated March 25, 2005. (3)

Exhibit 10.2 Financing Agreement between NetFabric and Macrocom, dated July 22, 2004. (1)

Exhibit 10.3 Loan Agreement between NetFabric and Macrocom, dated October 14, 2004. (1)

Exhibit 10.4 Amendment to Financing and Loan Agreement between NetFabric and Macrocom, dated December 2, 2004. (1)

Exhibit 10.5 Distribution Agreement between NetFabric and Williams, dated November 29, 2004. (1)

Exhibit 10.6 Lease Agreement between NetFabric and Silvermine, dated January 1, 2004. (1)

Exhibit 10.7      2005 Stock Option Plan. (2)

Exhibit 10.8 Agreement with Macrocom Investors, LLC for Convertible Debentures dated July 19, 2005. (5)

Exhibit 10.9 Warrant, dated as October 27, 2005, issued by the Company to Cornell Capital Partners, LP. (6)

Exhibit 10.10 Securities Purchase Agreement, dated as of October 27, 2005, by and between the Company and Cornell Capital Partners, LP.
                  (6)

Exhibit 10.11 Investor Registration Rights Agreement, dated as of October 27, 2005, by and between the Company and Cornell Capital Partners, LP. (6)

Exhibit 10.12 Escrow Agreement, dated as of October 27, 2005, by and among the Company, Cornell Capital Partners,LP and David Gonzalez, Esq., as escrow agent pursuant to the Securities Purchase Agreement. (6)

Exhibit 10.13 Amended and Restated Security Agreement, dated as of October 27, 2005, by and between the Company and Cornell Capital Partners, LP. (6)

Exhibit 10.14 Amended and Restated Security Agreement, dated as of October 27, 2005, by and between NetFabric Corporation and Cornell Capital Partners, LP. (6)

Exhibit 10.15 Amended and Restated Security Agreement, dated as of October 27, 2005, by and between UCA Services, Inc. and Cornell Capital Partners, LP. (6)

Exhibit 10.16 Officer Pledge and Escrow Agreement, dated as of October 27, 2005, by and among the Company, Cornell Capital Partners, LP and David Gonzalez, Esq., as escrow agent. (6)

Exhibit 10.17 Form of Secured Convertible Debenture issued to Cornell Capital Partners, LP dated October 27, 2005. (6)

Exhibit 10.18     Employment Agreement with Fahad Syed.*

Exhibit 14.1      Code of Business Conduct and Ethics. (3)

Exhibit  21.1     Subsidiaries of the Registrant*

Exhibit 31.1      Rule 13a-14(a)/15d-14(a) Certification (CEO)*

Exhibit 31.2      Rule 13a-14(a)/15d-14(a) Certification (CFO)*

Exhibit 32.1      Section 1350 Certification (CEO)*

Exhibit 32.2      Section 1350 Certification (CFO)*

*   Filed herewith.

(1) Filed as an Exhibit to the Company's 8-K filed on December 15, 2004.

(2) Filed with Schedule 14C Information on March 21, 2005.

(3) Filed as an Exhibit to the Company's 10K/A filed on December 19, 2005.

(4) Filed as an Exhibit to the Company's Form 8-K on May 26, 2005

(5) Filed as an exhibit on the Company's 8-K filed on July 25, 2006.

(6) Filed as an Exhibit on the Company's SB-2 on November 2, 2005

B. Reports:

         Form 8K was filed by the Company with the SEC on November 2, 2005 to report under Item 1.02 the termination of an agreement with Cornell Capital Partners.

         Form 8K was filed by the Company with the SEC on November 14, 2005 to report under Item 2.02 results of operations for the three months ended September 30, 2005 and to report under Item 5.02 the resignation of a Director.


ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

          The aggregate fees billed or to be billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2005 and 2004 were $181,000 and 61,000, respectively.

Audit Related Fees

          The aggregate fees billed or to be billed for audit related services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2005 and 2004 were $53,000 and $0, respectively.

Tax Fees

          The aggregate fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2005 and 2004 were $8,000 and $0, respectively.

All Other Fees

          There were no other fees billed for services by our independent registered public accounting firm for either audit related or non audit services for the fiscal years ended December 31, 2005 and 2004.

         The Audit Committee considered and determined that the services performed are compatible with maintaining the independence of the independent registered public accounting firm.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

         The Audit Committee is responsible for pre-approving all audit and permitted non-audit services to be performed for us by our Independent Registered Public Accounting Firm as outlined in its Audit Committee charter. Prior to engagement of the Independent Registered Public Accounting Firm for each year's audit, management or the Independent Registered Public Accounting Firm submits to the Audit Committee for approval an aggregate request of services expected to be rendered during the year, which the Audit Committee pre-approves. During the year, circumstances may arise when it may become necessary to engage the Independent Registered Public Accounting Firm for additional services not contemplated in the original pre-approval. In those circumstances, the Audit Committee requires specific pre-approval before engaging the Independent Registered Public Accounting Firm. The Audit Committee does not delegate to management its responsibility to pre-approve services performed by the Independent Registered Public Accounting Firm.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 17, 2006                   /s/ JEFF ROBINSON
                                       -----------------
                                       Jeff Robinson Chairman, President and
                                       Chief Executive Officer
                                       (principal executive officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 17, 2006                   /s/ JEFF ROBINSON
                                       -----------------
                                       Jeff Robinson Chairman, President
                                       and Chief Executive Officer
                                       (principal executive officer)

Date: April 17, 2006                   /s/ VASAN THATHAM
                                       -----------------
                                       Vasan Thatham, Chief Financial
                                       Officer (principal accounting officer)

Date: April 17, 2006                   /s/ JOSEPH PERNO
                                       ----------------
                                       Joseph Perno, Director

Date: April 17, 2006                   /s/ CHARLOTTE G. DENENBERG
                                       --------------------------
                                       Charlotte G. Denenberg, Director

Date: April 17, 2006                   /s/ FAHAD SYED
                                       --------------
                                       Fahad Syed, Director

                     NETFABRIC HOLDINGS INC AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm......................F-2

Consolidated financial statements:

   Consolidated Balance Sheets, December 31, 2005 and 2004...................F-3

   Consolidated Statements of Operations, for the years
   ended December 31, 2005 and 2004..........................................F-4

   Consolidated Statements of Stockholders' Equity
   (Deficit), for the years ended December 31, 2005 and 2004.................F-5

   Consolidated Statements of Cash Flows, for the years
   ended December 31, 2005 and 2004..........................................F-6

   Notes to Consolidated financial statements.........................F-7 - F-25

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Stockholders
NetFabric Holdings Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of NetFabric Holdings Inc. and Subsidiaries, formerly known as Houston Operating Company, as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NetFabric Holdings Inc. and Subsidiaries as of December 31, 2005 and 2004, and their consolidated results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has had net losses from inception and has a working capital deficiency. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ J.H. Cohn LLP

Jericho, New York

April 17, 2006

                    NetFabric Holdings, Inc. and Subsidiaries
                           Consolidated Balance Sheets


                                                            December 31, 2005   December 31, 2004
                                                            -----------------   -----------------
                                     ASSETS
Current Assets:
      Cash and cash equivalents                                $      9,540        $     67,719
      Trade accounts receivable, net                              2,090,201              18,284
      Inventory                                                          --              72,025
      Due from related party                                        192,056                  --
      Prepaid expenses and other current assets                      78,119              70,626
                                                               ------------        ------------

        Total current assets                                      2,369,916             228,654

Property and equipment, net                                         164,984             171,931

Deferred offering costs                                                  --             368,683

Goodwill                                                         13,982,451                  --

Other intangibles, net                                            1,099,717                  --

Other assets                                                          9,994              43,053
                                                               ------------        ------------

        Total                                                  $ 17,627,062        $    812,321
                                                               ============        ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
      Bridge loans, net of unamortized discount                $    441,125        $    749,659
      Convertible debentures payable to stockholders and
      director, net of unamortized discounts                        366,666                  --
      Note payable to officer, net of unamortized discount          100,941                  --
      Loans and advances from officer and stockholders              202,639              32,639
      Accounts payable and accrued liabilities                    2,988,410             273,707
      Accrued compensation                                          380,722                  --
      Deferred revenues and customer advances                        66,019              25,966
                                                               ------------        ------------

        Total current liabilities                                 4,546,522           1,081,971

Derivative financial instruments                                  4,087,517                  --
Convertible debentures, net of unamortized discount                 612,059                  --
                                                               ------------        ------------
        Total liabilities                                         9,246,098           1,081,971
                                                               ------------        ------------

Commitments and contingencies

Stockholders' Equity (Deficit):
      Common Stock, $.001 par value, 100,000,000 shares
      authorized, 62,448,347 and 34,652,204 shares issued
      and outstanding, respectively                                  62,448              34,652
      Additional paid-in capital                                 16,657,804           1,216,523
      Deferred employee compensation                                (36,478)                 --
      Accumulated deficit                                        (8,302,810)         (1,520,825)
                                                               ------------        ------------

        Total stockholders' equity (deficit)                      8,380,964            (269,650)
                                                               ------------        ------------

        Total                                                  $ 17,627,062        $    812,321
                                                               ============        ============

                 See Notes to Consolidated Financial Statements

                    NetFabric Holdings, Inc. and Subsidiaries
                      Consolidated Statements of Operations


                                                       2005            2004
                                                  ------------    ------------

Revenues                                          $ 12,541,268    $        612
                                                  ------------    ------------
Expenses:
    Direct employee compensation and
      consultant expenses                            9,260,153           3,126
    Selling, general and administrative expenses     6,025,258         920,718
    Research and development                           457,385         395,452
    Depreciation and amortization                      248,941           8,211
                                                  ------------    ------------
      Total expenses                                15,991,737       1,327,507
                                                  ------------    ------------

Loss from operations                                (3,450,469)     (1,326,895)
                                                  ------------    ------------

Other income / (expense):

    Amortization of debt discount and debt
       issuance costs                               (1,197,277)       (161,062)

    Interest expenses                                 (103,888)        (14,303)

    Charge for change in derivative
       financial instruments                        (2,131,109)             --

    Gain on modification of debt                       100,758              --
                                                  ------------    ------------

          Total other expenses                      (3,331,516)       (175,365)
                                                  ------------    ------------

Loss before provision for income taxes              (6,781,985)     (1,502,260)

Provision for income taxes                                  --              --
                                                  ------------    ------------

Net Loss                                          $ (6,781,985)   $ (1,502,260)
                                                  ============    ============

Net loss per common share, basic and diluted      $      (0.13)   $      (0.05)
                                                  ============    ============

Weighted average number of shares
    outstanding, basic and diluted                  52,735,122      31,362,838
                                                  ============    ============

                 See Notes to Consolidated Financial Statements

                    NetFabric Holdings, Inc. and Subsidiaries
            Consolidated Statements of Stockholders' Equity (Deficit)


                                                     Common Stock
                                                ----------------------        Additional      Deferred
                                                  Shares     Par Value    Paid-in Capital   Compensation
                                                ----------   ---------    ---------------   ------------

Balances at December 31, 2003                   29,829,758   $  29,830     $      4,649      $      --

   Sale of common stock to investors             1,648,053       1,648          248,352
   Issuance of common stock to landlord in
     lieu of rent                                  659,221         659           99,341
   Common stock issued in connection with
     share exchange                              1,765,172       1,765          (30,874)
   Allocation of proceeds from bridge loans
     to common stock                               500,000         500          410,903
   Value of shares and warrants issued in
     connection with financing commitment          250,000         250          368,433
   Issuance of options to purchase common
     stock to non-employees for services                --          --          115,719
   Net loss                                             --          --               --
                                                ----------   ---------     ------------      ---------

Balances at December 31, 2004                   34,652,204      34,652        1,216,523             --
   Sale of common stock to investors, net
     of offering costs of $368,683               2,000,000       2,000          629,317             --
   Settlement of bridge loan with common
     stock                                       1,000,000       1,000          499,000             --
   Issuance of shares in connection with
     acquisition                                24,096,154      24,096       13,798,904             --
   Allocation of value to warrants in
     connection with bridge loan                        --          --          392,196             --
   Deferred employee stock option
     compensation                                       --          --           67,500        (67,500)
   Amortization of deferred employee stock
     option compensation                                --          --               --         31,022
   Issuance of shares in connecion with
     SEDA, net                                     249,999         250          349,313             --
   Issuance of shares in connection with
     convertible debentures                        450,000         450          155,608             --
   Issuance of warrants in connection with
     convertible debentures                             --          --          395,333             --
   Allocation of value to beneficial
     conversion feature in connection with
     convertible debentures                             --          --          416,509             --
   Reclassification of financial instrument             --          --       (1,262,399)            --
   Net loss                                             --          --               --             --
                                                ----------   ---------     ------------      ---------

Balances at December 31, 2005                   62,448,357   $  62,448     $ 16,657,804      $ (36,478)
                                                ==========   =========     ============      =========


                                                                        Total
                                                   Accumulated   Stockholders' Equity
                                                     Deficit          (Deficit)
                                                  ------------   --------------------

Balances at December 31, 2003                     $    (18,565)     $      15,914

   Sale of common stock to investors                        --            250,000
   Issuance of common stock to landlord in
     lieu of rent                                           --            100,000
   Common stock issued in connection with
     share exchange                                         --            (29,109)
   Allocation of proceeds from bridge loans
     to common stock                                        --            411,403
   Value of shares and warrants issued in
     connection with financing commitment                   --            368,683
   Issuance of options to purchase common
     stock to non-employees for services                    --            115,719
   Net loss                                         (1,502,260)        (1,502,260)
                                                  ------------      -------------

Balances at December 31, 2004                       (1,520,825)          (269,650)
   Sale of common stock to investors, net
     of offering costs of $368,683                          --            631,317
   Settlement of bridge loan with common
     stock                                                  --            500,000
   Issuance of shares in connection with
     acquisition                                            --         13,823,000
   Allocation of value to warrants in
     connection with bridge loan                            --            392,196
   Deferred employee stock option
     compensation                                           --                 --
   Amortization of deferred employee stock
     option compensation                                    --             31,022
   Issuance of shares in connecion with
     SEDA, net                                              --            349,563
   Issuance of shares in connection with
     convertible debentures                                 --            156,058
   Issuance of warrants in connection with
     convertible debentures                                 --            395,333
   Allocation of value to beneficial
     conversion feature in connection with
     convertible debentures                                 --            416,509
   Reclassification of financial instrument                 --         (1,262,399)
   Net loss                                         (6,781,985)        (6,781,985)
                                                  ------------      -------------

Balances at December 31, 2005                     $ (8,302,810)     $   8,380,964
                                                  ============      =============

                 See Notes to Consolidated Financial Statements

                    NetFabric Holdings, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows


                                                                                         2005              2004
                                                                                      -----------      -----------
OPERATING ACTIVITIES
      Net loss                                                                        $(6,781,985)     $(1,502,260)
      Adjustments to reconcile net loss to net cash used in operating activities:
      Non-cash charge for common stock issued for rent                                     50,000           50,000
      Non-cash charge for options issued to non-employees                                  20,626           60,059
      Non-cash charge for shares issued in connection with the SEDA                       349,563               --
      Non-cash charge for amortization
        of employee deferred compensation                                                  31,022               --
      Non-cash gain on extinguishment of debt                                            (100,758)              --
      Non-cash charge for change in derivative financial instrument                     2,131,109
      Impairment of fixed assets                                                          111,536               --
      Allowance for bad debts                                                             206,694               --
      Allowance for inventory obsolescence                                                248,742               --
      Amortization of debt discount                                                     1,174,404          161,062
      Amortization of debt issuance costs                                                  22,873               --
      Depreciation and amortization                                                       248,941            8,211
      Changes in operating assets and liabilities:
        Inventory                                                                        (176,717)         (72,025)
        Trade accounts receivable                                                        (124,643)         (18,284)
        Due from related party                                                           (192,056)              --
        Prepaid expenses and other current assets                                          30,139               --
        Other assets                                                                       22,864               --
        Accounts payable and accrued liabilities                                          553,988          273,460
        Accrued compensation                                                              160,357               --
        Deferred revenues and advances                                                 (1,032,648)          25,965
                                                                                      -----------       ----------

      Net cash used in operating activities                                            (3,045,949)      (1,013,812)
                                                                                      -----------       ----------
INVESTING ACTIVITIES
      Direct acquisition costs of UCA Services, Inc.                                     (187,000)              --
      Purchases of property and equipment                                                (120,845)        (180,142)
      Decrease in due from stockholder                                                         --               90
                                                                                      -----------       ----------

      Net cash used in investing activities                                              (307,845)        (180,052)
                                                                                      -----------       ----------
FINANCING ACTIVITIES
      Proceeds from issuance of common stock                                            1,000,000          250,000
      Proceeds from the issuance of note to officer                                       200,000               --
      Convertible debentures issued to stockholder and officer                            100,000               --
      Loans from officer and director                                                     120,000               --
      Repayment of loans from officer and director                                        (50,000)          (6,470)
      Proceeds from bridge loans                                                               --        1,000,000
      Proceeds from convertible debentures, net                                         1,951,160               --
      Debt issuance costs                                                                 (25,545)              --
                                                                                      -----------       ----------

      Net cash provided by financing activities                                         3,295,615        1,243,530
                                                                                      -----------       ----------
Net (decrease) increase in cash and cash equivalents                                      (58,179)          49,666
Cash and cash equivalents at beginning of year                                             67,719           18,053
                                                                                      -----------       ----------
Cash and cash equivalents at end of year                                              $     9,540       $   67,719
                                                                                      ===========       ==========

Supplemental cash flow information:
      Cash paid for interest expense                                                  $    40,991       $       --
                                                                                      ===========       ==========
      Cash paid for income taxes                                                      $        --       $       --
                                                                                      ===========       ==========

                 See Notes to Consolidated Financial Statements

                    NetFabric Holdings Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


NOTE 1. NATURE OF BUSINESS AND MANAGEMENT'S PLANS

NetFabric Holdings, Inc. ("Holdings" or the "Company") (formerly known as Houston Operating Company) was incorporated under the laws of the State of Delaware on August 31, 1989. On December 9, 2004, Holdings entered into an Exchange Agreement (the "Acquisition Agreement" or "Share Exchange") with all of the stockholders of NetFabric Corporation ("NetFabric") whereby Holdings acquired all of the issued and outstanding capital stock of NetFabric and NetFabric became a wholly-owned subsidiary of Holdings. Upon completion of the merger, the NetFabric stockholders controlled approximately 95% of the then issued and outstanding stock. NetFabric's business activities were the activities of the merged company and Holdings was a shell corporation without any operations. As a result of these factors, this transaction was treated as a reverse merger, and a capital transaction, equivalent to the issuance of stock by NetFabric for Holdings' net assets and, accordingly, the historical financial statements prior to December 9, 2004 are those of NetFabric (Holdings and its subsidiaries are collectively referred to as "Holdings").

NetFabric, a Delaware corporation incorporated on December 17, 2002, began operations in July 2003. NetFabric develops and markets Voice Over Internet Protocol ("VoIP") appliances that simplify the integration of standard telephone systems with an IP infrastructure. During 2005, NetFabric scaled back its VoIP operations including product development efforts and is continuing to explore strategic opportunities for VoIP operations.

On May 20, 2005, Holdings entered into and closed on a share exchange agreement ("Exchange Agreement"), whereby Holdings acquired all of the issued and outstanding shares of UCA Services, Inc. ("UCA Services"), a New Jersey company, from its shareholders in exchange for the issuance of 24,096,154 shares of common stock of Holdings (see Note 6). Holdings emerged from the development stage upon the acquisition of UCA Services.

UCA Services, a New Jersey company, is an information technology ("IT") services company that serves the information and communications needs of a wide range of Fortune 500 and small to mid-size business clients in the financial markets industry as well as the pharmaceutical, health care and hospitality sectors. UCA Services delivers a broad range of IT services in the practice areas of infrastructure builds and maintenance, application development and maintenance, managed services and professional services.

Management's plans

The accompanying consolidated financial statements have been prepared on a going concern basis. As shown in the accompanying consolidated financial statements, the Company has incurred accumulated losses totaling $8,302,810 and a working capital deficit of $2,176,606 at December 31, 2005. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management recognizes that the Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow the Company to continue the development of its business plans and satisfy its current and long-term obligations on a timely basis. The Company believes that it will be able to complete the necessary steps in order to meet its cash requirements throughout fiscal 2006 and continue its business development efforts. Management's plans in this regard include, but are not limited to, the following:

      o Subsequent to December 31, 2005, the Company has issued Convertible Debentures (see Note 7) in the aggregate principal amount of $3 million through March 31, 2006.
      o In order to execute its business plan and achieve its objectives for the near future, management believes it will require approximately $2,500,000 over the next 12 months for working capital. A significant component of this is for satisfying our obligations as they become due, both borrowing and vendor payables.
      o Current discussions and negotiations with a number of additional financing alternatives, one or more of which management believes will be able to successfully close to provide necessary working capital. The Company has received a letter of interest from a third party to provide the Company $2.5 million in subordinated debt financing. The financing is subject to a number of significant conditions including negotiation of a definitive agreement, necessary approvals and due diligence. There is no assurance that the Company will be successful in completing this financing.

                    NetFabric Holdings Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


To fund its operations for the remainder of 2006, the Company needs to raise additional financing and generate cash flows from its operations. Should additional cash flows not be available, management believes that the Company would have the ability to restructure its operations and if necessary initiate significant reductions in expenses. In addition, the Company will have to negotiate with its lenders to extend the repayment dates of its indebtedness. There can be no assurance, however, that the Company will be able to successfully restructure its operations or debt obligations in the event it fails to obtain additional financing.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Basis of Presentation of Consolidated Financial Statements and Estimates

The consolidated financial statements include the accounts of Holdings and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management's most difficult and subjective judgments include the value and allocation of purchase price in business combinations, provisions for bad debts, depreciable/amortizable lives, impairment of long-lived assets, the fair value of common stock and options issued for services as well as the allocation of proceeds from the bridge loan to and financial instruments and other reserves. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

Reclassifications

Certain reclassifications have been made in the 2004 consolidated financial statements to conform to the current presentation.

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

UCA Services derives revenue primarily from professional services, managed IT services, application development services and from business process management services. Arrangements with customers for services are generally on a time and material basis or fixed-price, fixed-timeframe. Revenue on time-and-material contracts is recognized as the related services are performed. Revenue from fixed-price, fixed-timeframe service contracts is recognized ratably over the term of the contract. When the Company receives cash advances from customers in advance of the service period, amounts are reported as advances from customers until the commencement of the service period. Billings and collections in excess of revenue recognized are classified as deferred revenue.

To date NetFabric has had only nominal revenues and its communication equipment products have been marketed only through a limited network of distributors and value-added resellers ("VAR"). In the VAR channel, NetFabric recognizes revenue at the time of shipment if all other contractual obligations to the VAR have been satisfied. In the distributor channel, NetFabric recognizes revenue when the distributor sells and ships NetFabric products to its own VARs, resellers or end-user customers, provided the Company has satisfied all other terms and conditions with the distributor. Accordingly, NetFabric receives distribution sales and inventory information regarding its products from its distributors for the purpose of determining the appropriate timing of revenue recognition.

Both VARs and distributors have limited right to return products to the Company but must obtain prior approval from NetFabric before returning products. This policy is a common practice within the industry. NetFabric has no obligation to accept the return of any unsold products. If required, the Company accrues a provision for estimated sales returns and other allowances and deferrals as a reduction of revenue at the time of revenue recognition. To date no provisions for estimated sales returns and other allowances have been recognized. The Company has no obligation to provide service, repair, counseling or other assistance to any customers of the VARs or distributors unless NetFabric has a specific agreement directly with such customer.

                    NetFabric Holdings Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. These estimated losses are based upon historical bad debts, specific customer creditworthiness and current economic trends. If the financial condition of a customer deteriorates, resulting in the customer's inability to make payments within approved credit terms, additional allowances may be required. The Company performs credit evaluations of its customers' financial condition on a regular basis, and has not experienced any material bad debt losses to date. The Company recorded allowances for bad debts of $206,694 and $0 during years ended December 31, 2005 and 2004, respectively.

Inventory

Inventory consists primarily of finished goods and purchased electronic components, and is stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. At December 31, 2005, NetFabric recorded a full valuation allowance against its inventory due to its inability to acquire certification of its products.

Cash and Cash Equivalents

The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents.

Property and Equipment

Property and equipment, consisting principally of computer equipment and furniture and fixtures, are recorded at cost. Depreciation and amortization are provided for on a straight line basis over the following useful lives:

      Equipment                       3 years
      Purchased software              3 years
      Furniture and fixtures          7 years
      Leasehold improvements          Lesser of life of lease or useful life

Repairs and maintenance are charged to operations as incurred.

Long-Lived Assets

Long-lived assets, including property and equipment and intangible assets with finite lives, are monitored and reviewed for impairment in value whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimated cash flows are based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to factors such as technological changes, economic conditions, and changes in the Company's business model or operating performance. If the sum of the undiscounted cash flows (excluding interest) is below the carrying value, an impairment loss is recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. During 2005, the Company recognized approximately $112,000 of impairments of fixed assets in selling, general and administrative expenses for the year ended December 31, 2005.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivlents and accounts receivable. The Company reduces credit risk by placing its cash and cash equivalents with major financial institutions with high credit ratings. At times, such amounts may exceed Federally insured limits. The Company reduces credit risk related to accounts receivable by routinely assessing the financial strength of its customers and maintaining an appropriate allowance for doubtful accounts.

The Company's services have been provided primarily to a limited number of clients located worldwide in a variety of industries. The Company had revenues from 2 clients representing 40% (30% and 10%, respectively) of revenues during the year ended December 31, 2005.

The Company generally does not require its clients to provide collateral. Additionally, the Company is subject to a concentration of credit risk with respect to its accounts receivable. The Company had 3 clients accounting for 45% (25%, 10% and 10%, respectively) of total gross accounts receivable as of December 31, 2005.

                    NetFabric Holdings Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Goodwill

Goodwill represents the Company's allocation of the cost to acquire UCA Services in excess of the fair value of net assets acquired. The purchase price and its allocation, to reflect the fair values of assets acquired and liabilities assumed, have been based upon management's evaluation, including independent valuation.

Under SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"), goodwill is not amortized but is reviewed for impairment annually. The Company performs its annual goodwill impairment testing, by reportable segment, in the second quarter of each year, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for UCA Services, the useful life over which cash flows will occur, and determination of UCA Services cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for UCA Services. Goodwill at December 31, 2005 and 2004 was $13,982,451 and $0, respectively.

Intangibles

Intangible assets are accounted for under the provisions of SFAS No. 142. Intangible assets arise from business combinations and consist of customer relationships and restricted covenants related to employment agreements that are amortized, on a straight-line basis, over periods of up to six years. The Company follows the impairment provisions and disclosure requirements of SFAS No. 142. Accordingly intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets at December 31, 2005 and 2004 were $1,099,717 and $0, respectively.

Fair Value of Financial Instruments

The fair values of the Company's assets and liabilities that qualify as financial instruments under statement of financial accounting standards ("SFAS") No. 107 approximate their carrying amounts presented in the balance sheets at December 31, 2005 and 2004.

The Company accounts for derivative instruments in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, ("SFAS No. 133") which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments imbedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value. Accounting for the changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of the relationships designated are based on the exposures hedged. Changes in the fair value of derivative instruments which are not designated as hedges are recognized in earnings as other income (loss).

The Company has issued financial instruments which have required a determination of the fair value of certain related derivatives, where quoted market prices were not published or readily available at the date of issuance. The Company bases its fair value determinations on an evaluation of the facts and circumstances and valuation techniques that require judgments and estimates.

Warranties

NetFabric provides a basic limited warranty for its products for one year. NetFabric will estimate the costs that may be incurred under its basic limited warranty and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company's warranty liability include the number of installed units, historical and anticipated rates of warranty claims and cost per claim. The Company will periodically assess the adequacy of its recorded warranty liabilities and adjust the amounts as necessary. The Company did not have any warranty liability at December 31, 2005 due to minimal product sales.

                    NetFabric Holdings Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Stock-Based Compensation

The Company accounts for stock options granted to employees using the intrinsic value method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related interpretations. As such, compensation expense to be recognized over the related vesting period is generally determined on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income (loss) disclosures for employee stock option grants as if the fair value-based method defined in SFAS No. 123 had been applied.

The Company has elected to continue to apply the provisions of APB Opinion No.25 and provide the pro forma disclosures required by SFAS No. 123. If compensation expense for stock options awarded to employees had been determined in accordance with SFAS No. 123, the Company's pro forma net loss would have been as follows:

                                                 Year ended December 31,
                                               --------------------------
                                                   2005           2004
                                               -----------    -----------

Net loss, as reported                          $(6,781,985)   $(1,502,260)

Stock-based employee compensation recorded          31,022             --
                                               -----------    -----------

Sub-total                                       (6,750,963)    (1,502,260)

Stock-based employee compensation expense
determined under fair value method                 648,890        128,486
                                               -----------    -----------

Pro forma net loss, as adjusted                $(7,399,853)   $(1,630,746)
                                               ===========    ===========

Loss per share:

Basic and diluted-as reported                  $     (0.13)   $     (0.05)

Basic and diluted-pro forma                          (0.14)         (0.05)


In accordance with SFAS No. 123, the Company will also recognize the cost of shares, options, warrants and other equity instruments issued to non-employees as consideration for services as expense over the periods in which the related services are rendered by a charge to compensation cost and a corresponding credit to additional paid-in capital. Issuances of common stock, stock options or other equity instruments to non employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). Generally, the fair value of any options, warrants or similar equity instruments issued will be estimated based on the Black-Scholes option-pricing model. Such fair value is measured as of an appropriate date pursuant to the guidance in the Emerging Issue Task Force Issue No. 96-18 (generally, the earlier of the date the other party becomes committed to provide goods or services or the date performances by the other party is complete) and capitalized or expensed as if the Company had paid cash for the goods or services.

As required, the Company will adopt SFAS No. 123(R) (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"), on January 1, 2006. SFAS No. 123R requires the recognition of compensation expense for employee stock options and other share-based payments as an expense on a company's statement of operations. Under this method, expense related to employee stock options and other share-based payments will be recognized by the Company over the relevant service period based on the fair value of each stock option grant.

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

                    NetFabric Holdings Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


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

Diluted earnings (loss) per share for the years ended December 31, 2005 and 2004 exclude potentially issuable common shares of approximately 12,940,807 and 6,162,526, respectively, primarily related to the Company's outstanding stock options, warrants and convertible debt, because the assumed issuance of such potential common shares is antidilutive.

Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. The statement requires additional disclosures in the consolidated financial statements for certain items; it does not affect the Company's financial position or results of operations. The Company had no items for Comprehensive Income during 2005 and 2004.

Segment Reporting

The Company determines and discloses its segments in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"), which uses a "management" approach for determining segments.

The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of a company's reportable segments. SFAS No. 131 also requires disclosures about products or services, geographic areas and major customers. The Company operates in two business segments in addition to corporate activities: Voiceover Internet Protocol and Information Technology Services.

Recent Accounting Pronouncements

During December 2004, the FASB issued SFAS No. 123R, requiring all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. As amended by the SEC on April 14, 2005, SFAS No. 123R is effective for annual periods beginning after December 15, 2005, and includes two transition methods. Upon adoption, the Company will be required to use either the modified prospective or the modified retrospective transition method. Under the modified retrospective approach, the previously reported amounts are restated for all periods presented to reflect the SFAS No. 123 amounts in the income statement. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS No. 123 except that amounts must be recognized in the income statement. The Company adopted SFAS No. 123R on January 1, 2006 and will utilize the modified prospective application transition alternative.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS No. 153"). The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's consolidated financial position and results of operations.

                    NetFabric Holdings Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented using the new accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. The implementation of SFAS No. 154 is not expected to have a material impact on the Company's consolidated financial statements.

In June 2005, the FASB's Emerging Issues Task Force reached a consensus on Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements" ("EITF 05-6"). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for fiscal periods beginning after June 29, 2005. The Company does not expect the adoption of EITF 05-6 to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.


NOTE 3.  PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following at December 31, 2005 and 2004:

                                                          2005           2004
                                                       ---------      ---------

Equipment                                              $ 395,664      $  14,452
Leasehold improvements                                    54,631             --
Furniture and fixtures                                    59,498             --
Purchased software                                            --         75,440
Internal use software                                         --         90,250
                                                       ---------      ---------
                                                         509,793        180,142

Less: Accumulated depreciation and amortization         (344,809)        (8,211)
                                                       ---------      ---------
                                                       $ 164,984      $ 171,931
                                                       =========      =========

Depreciation and amortization expenses was $111,901 and $8,211 for the years ended December 31, 2005 and 2004, respectively.

NOTE 4.  INTANGIBLE ASSETS

The Company's intangible assets consisting of customer contacts and restricted covenants related to employment agreements were acquired and accounted for using the purchase method of accounting. The following table summarizes the net asset value for each intangible asset category as of December 31, 2005:

                         Amortization   Gross Asset   Accumulated     Net Asset
                            Period         Value      Amortization      Value
                         ------------   -----------   -----------    -----------

Customer relationships      6 years     $ 1,153,424   $  (120,148)   $ 1,033,276
Covenants not to compete    3 years          83,333       (16,892)        66,441
                                        -----------   -----------    -----------
                                        $ 1,236,757   $  (137,040)   $ 1,099,717
                                        ===========   ===========    ===========

Amortization expense was $ 137,040 and $0 for the years ended December 31, 2005 and 2004, respectively.

The Company did not have any intangibles prior to the acquisition of UCA Services in May 2005.

Estimated amortization expense related to intangible assets subject to amortization at December 31, 2005 for each of the years in the five-year period ending December 31, 2010 and thereafter:

           2006            $  220,015
           2007               220,015
           2008               203,123
           2009               192,237
           2010               192,237
      Thereafter               72,090
                           ----------
      Total                $1,099,717
                           ==========

                    NetFabric Holdings Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


NOTE 5.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following at December 31, 2005 and 2004:

                                                          2005          2004
                                                      ------------  ------------

Trade accounts payable                                $  2,693,113  $    185,638
Accrued professional fees                                  168,741        74,273
Accrued interest payable                                   126,556        13,796
                                                      ------------  ------------
                                                      $  2,988,410  $    273,707
                                                      ============  ============


NOTE 6. ACQUISITION

The Company acquired UCA Services on May 20, 2005. Pursuant to the terms of the Exchange Agreement, Holdings acquired all of the issued and outstanding shares of UCA Services from the UCA Services' shareholders in exchange for the issuance of 24,096,154 shares of common stock of Holdings. The acquisition of UCA Services allowed the Company to enter the IT services industry and is strategic to the NetFabric IP equipment development.

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

The purchase price of $14,010,000 consists of $13,823,000 of common stock, $187,000 of acquisition costs, the assumption of $1,209,208 of net liabilities and the recognition of $1,236,757 of intangibles assets associated with customer relationships and non-compete covenants of employment agreements. The fair value of Holdings' common stock issued in exchange for the shares of UCA Services was based an independent appraisal of assets acquired and liabilities assumed.

The determination of the purchase price and its allocation to the fair values of the assets acquired and liabilities assumed as reflected in the consolidated financial statements have been based on the Company's valuation, including the use of an independent appraisal. The fair value of the assets acquired and liabilities assumed in the acquisition of UCA Services are as follows:

Accounts receivable                                                 $ 2,153,968
Other assets and equipment                                              190,602
Customer relationship intangible                                      1,153,424
Non-compete intangible                                                   83,333
Accounts payable and accrued expenses                                (2,481,077)
Deferred revenue and advances                                        (1,072,701)
                                                                    -----------
Net assets acquired                                                 $    27,549
                                                                    ===========


The Company recognized goodwill of $13,982,451 as a result of the excess of cost in excess of the net assets acquired of UCA Services. Such goodwill is assigned to the Company's IT services segment. Any amortization of such goodwill will not be deductible for tax purposes.

                    NetFabric Holdings Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Summarized below are the pro forma unaudited results of operations for the years ended December 31, 2005 and 2004 as if the results of UCA Services were included for the entire periods presented. The pro forma results may not be indicative of the results that would have occurred if the acquisition had been completed at the beginning of the period presented or which may be obtained in the future:

                                                      For the years ended
                                             -------------------------------------
                                             December 31, 2005   December 31, 2004
                                             -----------------   -----------------
Revenues                                      $    19,422,620     $    14,008,341

Net loss                                           (7,666,058)         (2,036,591)

Basic and diluted loss per share              $         (0.12)    $         (0.04)

Weighted average common shares outstanding         61,911,465          55,458,992


NOTE 7. DEBT FINANCINGS

Debt financings consist of the following as of December 31, 2005 and 2004:

                                                                                     2005
                                                               -----------------------------------------------
                                                                               Unamortized Debt
                                                                  Principal         Discount            Net
                                                               -------------   ----------------   ------------

Macrocom Bridge Loan II, due October 10, 2006                  $     500,000   $       (58,875)   $    441,125

Macrocom Convertible Debenture                                       500,000          (194,444)        305,556

Convertible debentures payable to stockholder and director           100,000           (38,890)         61,110

Cornell convertible debenture                                      1,658,160        (1,046,101)        612,059

Note payable issued to officer                                       200,000           (99,059)        100,941

Loans and advances from officer and directors
   (see Note 12)                                                     202,639                --         202,639
                                                               -------------   ---------------    ------------
                                                               $   3,160,799   $    (1,437,369)   $  1,723,430
                                                               =============   ===============    ============

                                                                                     2004
                                                               -----------------------------------------------
                                                                               Unamortized Debt
                                                                  Principal         Discount            Net
                                                               -------------   ----------------   ------------

Macrocom Bridge Loan I, due January 18, 2005                   $     500,000   $       (17,253)   $    482,747
Macrocom Bridge Loan II, due October 10, 2006                        500,000          (233,088)        266,912
                                                               -------------   ---------------    ------------
                                                               $   1,000,000   $      (250,341)   $    749,659
                                                               =============   ===============    ============


Macrocom Bridge Loans

On July 22, 2004, NetFabric entered into a financing agreement which was amended on December 2, 2004 (the "Financing Agreement") with Macrocom Investors, LLC ("Macrocom"), whereby Macrocom provided a loan to NetFabric in the amount of $500,000 ("Loan I") for a period of 180 days from the original date of the Financing Agreement ("Due Date") at an annual simple interest rate of 5%. On the Due Date, the Company had the option to repay the principal in cash or in kind by issuing 1,000,000 common shares. In either event, the interest on Loan I was payable in cash on the Due Date. Additionally, in connection with the Financing Agreement, the Company issued to Macrocom 250,000 shares of common stock at a fair value of $144,000 as additional consideration for Loan I in December 2004. In January 2005, in accordance with the terms of the Financing Agreement, the Company elected to repay the principal of Loan I in kind by issuing 1,000,000 shares of common stock.

                    NetFabric Holdings Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


On October 14, 2004, NetFabric and Macrocom entered into a loan agreement which was amended on December 2, 2004 (the "Loan Agreement"), whereby Macrocom agreed to loan an additional $500,000 to NetFabric ("Loan II" or the "Second Loan"), due 180 days from the original date of the Loan Agreement ("Second Due Date") at an annual simple interest rate of 5%. On the Second Due Date, at the option of Macrocom, Macrocom could convert the principal of the Second Loan into 1,000,000 shares of common stock or demand repayment of the principal in cash. In either event, the interest on the Second Loan was payable in cash on the Second Due Date. In addition, in December 2004, the Company issued to Macrocom 250,000 shares of common stock with a fair value of $144,000 as additional consideration for the Second Loan. As noted below, on the Second Due Date in April 2005 Macrocom did not request repayment or conversion to common stock of Loan II.

As a result of the Loan I and Loan II financing transactions, total debt discounts of $411,403 were recorded on Loan I and Loan II (the "Bridge Loans") during 2004, including the value of the beneficial conversion feature of $187,801 on Loan II. During the years ended December 31, 2005 and 2004, $250,341 and $161,062, respectively of the discounts were amortized on the accompanying consolidated statements of operations.

On May 24, 2005, NetFabric and Macrocom entered into an agreement to amend the Loan Agreement between the parties. Under the terms of the amendment, the due date for Loan II was extended from April 10, 2005 until October 10, 2005. At the same time and in connection with the extension of the due date for Loan II, Macrocom and Holdings also amended the terms of the Financing Agreement with respect to a warrant Macrocom originally received on December 9, 2004 (Note 9). The warrant was set to expire on June 7, 2005; however, the parties agreed to extend the term of the warrant until December 9, 2006. As a result of these changes in terms, a debt discount of $392,196 was recorded on April 11, 2005 on Loan II. During the year ended December 31, 2005, $392,196 of the discount was amortized on the accompanying consolidated statements of operations.

On October 26, 2005 Macrocom did not require repayment or conversion of Loan II to common stock. The Company and Macrocom agreed to extend the due date for Loan II until October 10, 2006. As a result of the modification of the term, a debt discount of $100,758 was recorded on October 10, 2005 on Loan II which will be amortized from October 11, 2005 through October 10, 2006. During the year ended December 31, 2005, $41,883 of the discount was amortized in the accompanying consolidated statements of operations.

Employee Note

An officer of the Company and an employee of UCA Services advanced $200,000 to the Company during 2005. In December 2005 the Company and the employee entered into a Promissory Note (the "Employee Note") related to the advance. The Employee Note bears interest at 5% per annum and a fee of $10,000 is due to the employee at maturity. The principal balance of the Employee Note together with accrued and unpaid interest and the fee are due and payable in one installment on January 31, 2006. The Company repaid the balance owed in February 2006. In connection with the Employee Note, on December 8, 2005 the Company's board of directors authorized for issuance warrants to the employee to acquire 300,000 shares of our common stock at an exercise price of $1.00 per share. The warrants were issued on January 24, 2006 and expire on January 24, 2009.

The Company determined that the warrants were derivative pursuant to SFAS No. 133, and accordingly recorded the value of the warrants as a liability on December 8, 2005. The warrants were valued using the Black-Scholes option-pricing model with the following assumptions: (1) common stock fair value of $0.95 per share (2) expected volatility of 73.86%, (3) risk-free interest rate of 4.33%, (4) life of 3 years and (5) no dividend, resulting in a fair value of $141,855 for the warrants, which were recorded as a debt discount on December 8, 2005 and are being amortized to interest expense over the stated term of the Employee Note. The carrying value of the Employee Note was $58,145 after the debt discounts. During the year ended December 31, 2005, $42,796 of the discount was amortized on the accompanying consolidated statements of operations.

Refer to discussion regarding the accounting for derivatives later in this note.

                    NetFabric Holdings Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


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

The Company allocated the $500,000 of proceeds received from the Macrocom Debenture based on the computed relative fair values of the debt, warrants and stock instruments issued. The common stock issued was valued based on the quoted market price which resulted in a fair value of $506,250 for the common stock. The warrants were valued using the Black-Scholes option-pricing model with the following assumptions: (1) common stock fair value of $1.35 per share (2) expected volatility of 100%, (3) risk-free interest rate of 3.93%, (4) life of 3 years and (5) no dividend, which resulted in a fair value of $831,227 for the warrants. The resulting relative fair value of the warrants was $210,998. Accordingly, the resulting relative fair value allocated to the debt component of $115,497 was used to measure the intrinsic value of the embedded conversion option of the Macrocom Debenture which resulted in a beneficial conversion feature of $115,497 recorded to additional paid-in capital. The value of the beneficial conversion feature was limited to the amount of the proceeds allocated to the debt component of the Macrocom Debenture. The aggregate amounts allocated to the warrants, stock instruments and beneficial conversion feature of $500,000 were recorded as a debt discount at the date of issuance of the Macrocom Debenture and are being amortized to interest expense using the interest method over the stated term of the Macrocom Debenture. The carrying value of the Macrocom Debenture was $0 after the debt discounts. During year ended December 31, 2005, $305,556 of discount was accreted and recorded as interest expense resulting in a carrying value of $305,556 on the Macrocom Debenture at December 31, 2005.

Refer to discussion regarding the accounting for derivatives later in this note.

Structuring fees of $45,000 paid to Macrocom in connection with the Macrocom Debenture have been netted against the proceeds and considered in the calculation of the beneficial conversion feature. Financing costs of $3,000 paid to third parties associated with the Macrocom Debenture are included in other assets and amortized over the term.

Director and Officer Convertible Debentures

On July 19, 2005, the Company agreed with a director and an entity affiliated with an officer of the Company, that aggregate advances of $100,000 made in June 2005 from the director and entity affiliated with the officer to the Company be structured as convertible debentures in the face amount of $50,000 each ("Related Party Convertible Debenture"). The Related Party Convertible Debentures were sold on substantially similar terms as the Macrocom Debenture and, accordingly, bear interest at 5% per annum, are due on April 15, 2006 and at the option of the holder may be converted into shares of the Company's common stock at a conversion price of $.50 per share. Additionally, in connection with the sale of the Related Party Convertible Debentures, the Company issued warrants to each to acquire 200,000 shares (or 100,000 each debenture) of the Company's common stock at an exercise price of $1.50 per share which expire in three years from the date of issuance. The Company also issued 75,000 shares (or 37,500 each debenture) of the Company's common stock to the stockholder and the entity affiliated with an officer as additional consideration. The Company did not provide any collateral.

The Company allocated the $100,000 of proceeds received from the Related Party Convertible Debentures based on the computed relative fair values of the debt, warrant and stock instruments issued. The common stock issued was valued based on the quoted market price which resulted in a fair value of $101,250 for the common stock. The warrants were valued using the Black-Scholes option-pricing model with the following assumptions: (1) common stock fair value of $1.35 per share (2) expected volatility of 100%, (3) risk-free interest rate of 3.93%, (4) life of 3 years and (5) no dividend, which resulted in a fair value of $166,246 for the warrants. The resulting relative fair value of the warrants was $45,238. Accordingly, the resulting relative fair value allocated to the debt component of $27,212 was used to measure the intrinsic value of the embedded conversion option of the Related Party Convertible Debentures which resulted in a beneficial conversion feature of $27,212 recorded to additional paid-in capital. The value of the beneficial conversion feature was limited to the amount of the proceeds allocated to the debt component of the Related Party Convertible Debentures. The aggregate amounts allocated to the warrants, stock instruments and beneficial conversion feature of $100,000 were recorded as a debt discount at the date of issuance of the Related Party Convertible Debentures and are being amortized to interest expense using the interest method over the stated term of the Related Party Convertible Debentures. The carrying value of the Related Party Convertible Debentures was $0 after the debt discounts. During year ended December 31, 2005, $61,112 of discount has been accreted and recorded as interest expense resulting in a carrying value of $61,112 on the Related Party Convertible Debentures at December 31, 2005.

Refer to discussion regarding the accounting for derivatives later in this note.

                    NetFabric Holdings Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Cornell Convertible Debentures

On July 5, 2005, the Company entered into an agreement pursuant to which the Company was to sell Cornell Capital Partners, LP ("Cornell") secured convertible debentures in the aggregate principal amount of $1,000,000, which are convertible, at Cornell's discretion, into common stock. A $400,000 debenture was funded in July 2005, and a $50,000 debenture was funded in September 2005 (collectively the "Original Cornell Debentures").

The Original Cornell Debentures have a 36-month term from the date of issuance and accrue interest at 5% per annum. The Original Cornell Debentures may be redeemed at the Company's option at any time, in whole or in part, prior to maturity at a redemption premium of 15% of the principal amount redeemed in addition to principal and accrued interest. The Original Cornell Debentures were convertible at Cornell's option at a conversion price equal to $0.50 per share. As collateral for the Original Cornell Debentures, both the Company and certain officers and shareholders have pledged certain assets and 1,428,572 common shares of the Company to secure the Company's obligations under the Securities Purchase Agreement.

In connection with the Original Cornell Debentures, the Company issued Cornell warrants to acquire 560,000 shares of its common stock at an exercise price $0.50 per share as additional consideration.

Through October 27, 2005, the Company allocated the $450,000 of proceeds received of the Original Cornell Debentures based on the computed relative fair values of the debt and warrants issued. The 560,000 warrants issued in connection with the Original Cornell Debentures were allocated to each draw down of the Original Cornell Debenture based on the relative percentage of the draw down to the total $1,000,000 of the Original Cornell Debentures. The warrants were valued using the Black-Scholes option-pricing model with the following assumptions: (1) common stock fair value of $1.40 per share (2) expected volatility of 100%, (3) risk-free interest rate of 3.77%, (4) life of 3 years and (5) no dividend, which resulted in a fair value of $629,484 for the warrants. The resulting relative fair value of the warrants was $119,568. Accordingly, the resulting relative fair value allocated to the debt component of $274,432 was used to measure the intrinsic value of the embedded conversion option of the $450,000 of the Original Cornell Debentures which resulted in a beneficial conversion feature of $273,800 recorded to additional paid-in capital. The aggregate amounts allocated to the warrants and beneficial conversion feature, of $449,000 were recorded as a debt discount at the date of issuance of the Original Cornell Debentures and were being amortized to interest expense using the interest method over the stated term of the Original Cornell Debentures.

Structuring fees of $56,000 paid to Cornell or its affiliates in connection with the Original Cornell Debentures were netted against the proceeds and considered in the calculation of the beneficial conversion feature. Financing costs of $22,545 paid to third parties associated with the Original Cornell Debentures are included in other assets and amortized over the term of the debt.

On October 27, 2005, at the same time as the Termination Agreement for the SEDA (Note 9), the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with Cornell whereby the Company and Cornell agreed to amend and consolidate all of the Original Convertible Debentures, and related accrued interest of $8,160, issued to Cornell through October 26, 2005 into one new secured convertible debenture in the principal amount of $1,658,160 (the "October Cornell Debenture"). The October Cornell Debentures have the same terms and provisions of the Original Cornell Debentures except that the October Cornell Debentures no longer have a fixed conversion by the holder but are convertible at the option of the holder at the lesser of (i) $1.00 or (ii) an amount equal to 95% of the lowest closing bid price of the Company's common stock for the 30 trading days immediately proceeding the conversion date. Pursuant to the Securities Purchase Agreement, Cornell funded the remaining $1,200,000 balance of October Cornell Debenture on October 27, 2005.

As a result of the change in the conversion terms of the October Convertible Debentures ("October Cornell Derenture") on October 27, 2005, the Company determined that the embedded conversion feature of the October Cornell Debenture became subject to the provisions of SFAS No. 133 and therefore the Company accounted for the embedded conversion feature as a liability in accordance with the guidance of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock"("EITF 00-19"). Accordingly, the Company recorded the fair value of the embedded conversion feature of $784,784 as a non-current liability as of October 27, 2005 and a portion of the amounts previously recorded to additional paid-in capital as part of the Original Cornell Debentures were reclassified from equity to liabilities. Through December 31, 2005 the Company recorded a charge for derivative financial instruments of $221,277 related to the change in fair value of the embedded conversion feature which is recorded in the accompanying consolidated statement of operations. The fair value of the embedded conversion feature liability was $1,006,061 as of December 31, 2005.

                    NetFabric Holdings Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


After the allocation of value to the embedded conversion feature of the October Cornell Debenture the Company allocated the remaining $873,376 principal amount of the total $1,658,160 October Cornell Debenture based on the computed relative fair values of the debt and warrant components, which resulted in additional debt discounts of $210,665. The warrants were valued using the Black-Scholes option-pricing model with the following assumptions: (1) common stock fair value of $0.95 per share (2) expected volatility of 73.86%, (3) risk-free interest rate of 4.39%, (4) life of 3 years and (5) no dividend, which resulted in a fair value of $355,770 for the warrants. The resulting relative fair value of the warrants was $136,661. Through December 31, 2005 $37,344 of amortization expense related to discount on the October Cornell Debentures was recorded in the accompanying consolidated statement of operations. The October Cornell Debenture was repaid in full in February 2006 (see Note 15).

The Company and Cornell entered into a Registration Rights Agreement (the "Cornell Registration Rights") related to the October Cornell Debenture. Pursuant to the Cornell Registation Rights, the Company was obligated to submit a registration statement to register shares of the Company's common stock issuable upon conversion of the Cornell Convertible Debentures by November 27, 2005 and to use it best efforts to have such registration statement declared effective by February 28, 2006. In the event the Company did not file or achieve effectiveness of the registration statement within the specified time periods, the Company was subject to liquidated damages equal to 2% of the value of the Cornell Convertible Debentures. The Company filed a registration statement on November 2, 2005. In February 2006 the Company repaid the balance of the Cornell Convertible Debentures and as a result the Company's obligations under the Cornell Registration Rights were terminated.

NOTE 8. INCOME TAXES

A reconciliation of the statutory U.S. federal income tax rate to the Company's effective tax was as follows:

                                                       2005          2004
                                                    ----------    ----------

Statutory U.S. rate                                       34.0%         34.0%
State income taxes, net of federal benefit                 4.0%          4.0%
Effect of valuation allowance                            (38.0%)       (38.0%)
                                                    ----------    ----------

Total income tax expense (benefit)                         0.0%          0.0%
                                                    ==========    ==========

Significant components of the Company's future tax assets at December 31, 2005 and 2004 are as follows:

                                                        2005           2004
                                                    -----------    -----------

Tax effect of operating loss carryforwards          $ 2,560,000    $   672,000
Reserves and allowances                                  43,706             --
Effect of valuation allowance                        (2,603,706)      (672,000)
                                                    -----------    -----------

Net deferred tax assets                             $        --    $        --
                                                    ===========    ===========


At December 31, 2005, the Company had net operating loss ("NOL") carryforwards of approximately $2.6 million which expire through 2025, subject to certain limitations. A full valuation allowance has been established because of the uncertainty regarding the Company's ability to generate income sufficient to utilize the tax losses during the carryforward period.

                    NetFabric Holdings Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


NOTE 9. STOCKHOLDERS' EQUITY

Macrocom Financings

In addition to the Bridge Loan transactions (see Note 7), during 2004 Macrocom entered into a commitment with NetFabric to purchase common stock of Holdings subsequent to the Closing Date, under certain terms. Pursuant to this financing commitment, in two separate closings in January and March 2005 the Company sold an aggregate of 1,000,000 shares of common stock to Macrocom and 1,000,000 shares to Michael Millon, an individual associated with Macrocom, resulting in aggregate proceeds of $1,000,000 or $0.50 per share. The Company issued Michael Millon 250,000 shares of common stock and Macrocom a six-month warrant to purchase 2,000,000 shares of common stock at a purchase price of $1,500,000 (the "Macrocom Warrant"), provided that the closing price of the Company's common stock on the day immediately preceding the exercise of the warrant is less than $2.00 per share. The value of this additional consideration paid to Macrocom as part of this financing commitment, totaling $368,683, was recorded as offering costs and offset against the proceeds of the additional purchases of common stock in 2005. The term of the Macrocom Warrant was extended in April 2005 (see
Note 7).

Cornell SEDA

On July 5, 2005, the Company entered into a Standby Equity Distribution Agreement (the "SEDA") with Cornell. Pursuant to the SEDA, the Company was, at its discretion, to periodically sell to Cornell shares of common stock, for a total purchase price of up to $10,000,000). On July 5, 2005, in connection with the SEDA, Cornell received a commitment fee of 680,000 shares of common stock from the Company. In addition, the Company issued to Newbridge Securities Corporation ("Newbridge") 7,142 shares of common stock under a placement agent agreement in connection with the SEDA. In October 2005, the Company and Cornell agreed to terminate the SEDA and for Cornell to provide only financing to the Company through the issuance of the October Cornell Debentures (see Note 7). The Company and Cornell entered into a Termination Agreement on October 27, 2005 (the "Termination Agreement") which terminated all of the rights and obligations of both the Company and Cornell under the SEDA. Pursuant to the Termination Agreement, the Company agreed to allow Cornell to retain 242,857 shares of the Company's common stock that was previously issued to Cornell as part of the commitment fee under the SEDA and Cornell agreed to return the balance of the commitment fee consisting of certificates representing 437,143 shares of the common stock of the Company within ten (10) business days of the Termination Agreement.

The $340,000 fair value of the 242,857 commitment shares issued and retained by Cornell was accounted for as a terminated offering expense and charged to selling, general and administrative expense for the year ended December 31, 2005. Similarly the $10,000 fair value of the common stock issued to Newbridge was charged to operations during the year ended December 31, 2005.

Common Stock

The Company sold 1,648,053 shares of common stock at various dates through April 20, 2004. In connection with the sale of certain of these shares to other investors the Company issued 988,832 warrants. In 2004, the Company also issued 659,221 shares of common stock (valued at $100,000) as payment for certain expenses.

Share Exchange

On December 9, 2004 (the "Closing Date"), Holdings completed the Share Exchange with all of the stockholders (the "Stockholders") of NetFabric. At the closing, which occurred at the same time as the execution of the Acquisition Agreement, Holdings acquired all of the issued and outstanding common stock of NetFabric from the Stockholders in exchange for an aggregate of 32,137,032 newly-issued shares of Holdings' common stock. Since the Stockholders of NetFabric received approximately 95% of the shares in the Company and Holdings had no significant assets and liabilities or operations prior to the merger and the NetFabric management team continued in their existing roles at HOC ("Houston Operating Company"), for accounting purposes the acquisition has been treated as a recapitalization of NetFabric with NetFabric as the acquirer, a reverse acquisition. Since HOC prior to the merger was a public shell corporation with no significant operations, pro-forma information giving effect to the merger is not presented.

                    NetFabric Holdings Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Warrants

Outstanding warrant securities consist of the following at December 31, 2005 and 2004:

                                                                  2005
                                            ----------------------------------------------------------
                                               Warrants      Exercise Prices          Expiration
                                            -------------  -------------------  ----------------------

Macrocom warrants                              2,000,000          $0.75               12/9/2006
Macrocom warrants                              1,000,000          $1.50               7/19/2008
Cornell warrants                                 560,000          $0.50               10/27/2008
Officer and director warrants, including
former officers and directors                    664,805     $0.50 to $1.50     12/3/2008 to 12/8/2008
Other                                            988,832          $0.50         1/1/2009 to 1/29/2009
                                            ------------
                                               5,213,637
                                            ============

                                                                  2004
                                            ----------------------------------------------------------
                                               Warrants      Exercise Prices          Expiration
                                            -------------  -------------------  ----------------------
Officer and director warrants,
including former officers and
directors                                        164,805          $0.50              12/3/2008
Other                                            988,832          $0.50         1/1/2009 to 1/29/2009
                                            ------------
                                               1,153,637
                                            ============

Since the conversion of the October Cornell Debenture (see Note 7) could result in a conversion into an indeterminable number of common shares, the Company has determined that under the guidance EITF 00-19, the Company could not conclude that it had sufficient authorized and unissued shares to net-share settle any warrants or options issued to non-employees. Therefore, the Company has reclassified the fair value of all warrants and options issued to non-employees that were outstanding as of October 27, 2005 from equity to liabilities. The fair value of the Company's warrants and options issued to non-employees were estimated at approximately $3,065,000 on October 27, 2005 using a Black-Scholes option pricing model for each of the individual securities. As a result the Company incurred a charge of approximately $2,035,000 on October 27, 2005, which was computed based on the difference between the fair value of the securities and the value of the securities as of October 27, 2005 which had previously been recorded to additional paid-in capital. On December 31, 2005, the fair value of the warrants and options issued to non-employees were re-measured and estimated at $2,940,000 using a Black-Scholes option pricing model for each of the individual securities. The decrease of approximately $125,000 was reflected as a gain for derivative financial instruments in the accompanying statement of operations during the year ended December 31, 2005.

The liability for warrants and options issued to non-employees will be reclassified to equity upon the repayment of the October Cornell Debenture in February 2006, which terminated Cornell's conversion rights.

NOTE 10. STOCK-BASED COMPENSATION

As a result of the Share Exchange, on March 3, 2005, the Board of Directors adopted the 2005 Stock Option and Grant Plan (the "Plan"). The purpose of the Plan is to encourage and enable the employees, directors and consultants of the Company upon whose judgment, initiative and efforts the Company largely depends for the successful conduct of its business to acquire a proprietary interest in the Company. The Plan became effective on April 19, 2005.

From time to time, the Company issues stock-based compensation to its officers, directors, employees and consultants. The maximum term of options granted is generally 10 years and generally options vest over a period of one to four years. However, the Board of Directors of the Company may approve other vesting schedules. The Company has issued options to employees and non-employees under stock option agreements. Options may be exercised in whole or in part.

The exercise price of stock options granted is generally the fair market value of the Company's common stock as determined by the Board of Directors on the date of grant, considering factors such as the sale of stock, results of operations, and consideration of the fair value of comparable private companies in the industry. Accordingly, no charges were recognized.

                    NetFabric Holdings Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


The following is a summary of the Company's stock option activity for the years ended December 31, 2005 and 2004:

                                                      Weighted Average   Weighted Average
                                         Options       Exercise Price       Fair Value
                                       ------------   ----------------   ----------------

Options outstanding January 1, 2004          82,403    $        0.15       $      0.12
Options granted                           3,926,486             0.15              0.12
Options exercised                               --                --                --
Options cancelled                               --                --                --
                                       ------------

Outstanding, December 31, 2004            4,008,889             0.15              0.12

Options granted                           1,125,000             1.81              1.38
Options exercised                                --               --                --
Options cancelled                        (1,264,879)            0.15              0.12
                                       ------------

Outstanding, December 31, 2005            3,869,010             0.63              0.48
                                       ============    =============       ===========

Exercisable, December 31, 2005            1,868,741    $        0.43       $      0.33
                                       ============    =============       ===========
Exercisable on December 31, 2004          1,320,502    $        0.15       $      0.12
                                       ============    =============       ===========

The following table summarizes information about stock options outstanding and exercisable at December 31, 2005

                                   Outstanding                                      Exercisable
                           -------------------------------                 --------------------------------
                                                          Weighted                                         Weighted
        Range of           Number of    Average exercise  remaining        Number of     Average exercise  remaining
        Exercise price     options      price             contractual life options       price             contractual life
        ------------------------------------------------------------------ ------------------------------------------------
        $0.15 to $0.99      2,744,010   $0.15             8.1 years        1,568,741     $0.15            8.0 years
        $1.00 to $1.99        675,000    1.62             9.3                187,500      1.80            9.1
        $2.00 and above       450,000    2.10             9.1                112,500      2.10            9.1
                           ------------------------------------------------ -----------------------------------------------
        Totals              3,869,010   $0.63             8.4 years        1,868,741     $0.43            8.2 years
                           ================================================ ===============================================

NOTE 11. COMMITMENTS AND CONTINGENCIES

Leases

Commencing in March 2004, the Company leases two office spaces under operating leases. The future minimum cash commitments as of December 31, 2005 under such operating leases are as follows:

                        2006                 $   237,122
                        2007                     191,250
                        2008                      84,000
                                             -----------

                                             $   512,372
                                             ===========

As discussed in Note 12, the Company subleases certain office space under an agreement with UCA Global, Inc. ("Global"), whereby the Company pays rent based on the proportion of square footage occupied by the Company in the Global office facility. The agreement provides that the sublease term of three years begins on August 2, 2005. Rent expense incurred with Global during the years ended December 31, 2005 and 2004 was $79,123 and $40,535, respectively, and is included in selling, general and administrative expense on the accompanying statements of operations. Rent expense inclusive of rent paid to Global was $212,080 and $50,000 for the years ended December 31, 2005 and 2004, respectively.

NOTE 12. RELATED PARTY TRANSACTIONS

Loans and advances payable to stockholders and directors on the accompanying consolidated balance sheet at December 31, 2005 represent amounts owed to stockholders and directors of the Company for advances of cash provided to the Company. Convertible debentures payable to stockholders and directors represent amounts received by the Company pursuant to a financing arrangement (see Note
7).

After the acquisition of UCA Services in May 2005, certain shareholders of the Company are also the owners of UCA Computer Systems, Inc. ("Systems"), a computer hardware company with which UCA Services has historically had transactions with.

                    NetFabric Holdings Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


The Company subleases certain office space and incurs occupancy related costs under an agreement with UCA Global, Inc. ("Global"), an entity affiliated with a shareholder of the Company, whereby the Company pays rent and other occupancy costs based on the proportion of square footage occupied by the Company in the Global's office facility. Rent and occupancy expenses incurred by the Company under this agreement, which commenced on May 20, 2005, was $74,176 and is included in selling, general and administrative expenses for the year ended December 31, 2005.

In connection with delivering hardware and software to certain of its customers, Systems has engaged the Company to assist with certain elements of its customer contracts, including, but not limited to, hardware and software configuration and implementation. Such services are provided to Systems pursuant to an arrangement between the companies. From May 20, 2005, the date of acquisition of UCA Services, through December 31, 2005 the Company has not provided any services to Systems.

From time to time, prior to the acquisition of UCA Services by the Company, UCA Services provided short-term borrowings to Systems and received short-term borrowings from Systems to meet working capital needs. At the date of acquisition of UCA Services, the net amount due from Systems of $779,870, consisting of $255,746 in trade accounts receivable related to services provided by UCA Services and $524,124 of amounts due to Systems for advances of cash and accounts payable. On May 17, 2005 UCA Services and Systems entered into an unsecured Non-Negotiable Promissory Note (the "Systems Note") whereby the net amount due to UCA Services from Systems of $779,870 was aggregated into the Systems Note. The Systems Note provides for interest at a rate equal to the minimum applicable federal rate of interest per annum and for equal monthly payments from Systems to UCA Services over a period of thirty-nine months commencing on June 1, 2005. Due to uncertainties related to the realizability of the amounts due from Systems, the entire balance due from affiliate, which was acquired by Holdings as part of the acquisition of UCA Services, had been fully reserved for by UCA Services prior to the acquisition by the Company.

In the normal course of business, the Company performed services and an entity affiliated with our stockholders, in the amount of $141,000. As of December 31, 2005 approximately $164,000 was owed to the Company, including amounts owed to UCA Services prior to the acquisition.

NOTE 13. SEGMENTS

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

                    NetFabric Holdings Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Information about the Company operating segments, the presentation of which reflects changes in information that is now being made available to the Company's chief operating decision maker, is as follows

                                         IT Services      VoIP        Corporate        Total
                                       ----------------------------------------------------------

For the year ended December 31, 2005

Revenues                               $  12,540,984  $        284   $         --   $ 12,541,268

Earnings before interest, taxes,
depreciation and amortization and            237,327    (2,455,046)      (983,809)    (3,201,528)
debt discount

Net income (loss)                            191,208    (3,220,310)    (3,752,883)    (6,781,985)

Total assets                              13,594,187       891,845      3,141,030     17,627,062


Prior to the acquisition of UCA Services on May 20, 2005, the Company did not have operating segments.

NOTE 14. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES


                                                             For the Years ended December 31,
                                                             --------------------------------

                                                                      2005           2004
                                                                      ----           ----

Settlement of bridge loan with common stock                  $       500,000     $        --
Non-cash offering costs, netted against proceeds from
sales of common stock                                        $       368,683     $        --
Common stock issued in the acquisition of UCA Services       $    13,823,000     $        --
Discount on bridge loans relating to warrants and
beneficial conversion feature                                $       392,196     $   411,403
Issuance of common stock to landlord in lieu of rent         $            --     $   100,000
Deferred employee stock option compensation                  $        67,500     $        --
Discount on convertible debentures relating to warrants      $       392,897     $        --
Discount on convertible debentures relating to shares        $       156,058     $        --
Discount on convertible debentures relating to beneficial
conversion feature                                           $       142,709     $        --
Fair value of options issued to non-employees for services
initially                                                    $            --     $   115,719
Net liabilities of Houston Operating Company assumed in
share exchange                                               $            --     $   (29,109)
Value of shares and warrants issued in connection with
financing commitment                                         $            --     $   368,683
Discount on note payable issued to officer                   $       141,855     $        --
Gain on modification of debt                                 $       100,758     $        --


NOTE 15. SUBSEQUENT EVENTS

Debt Financing

On February 14, 2006, the Company entered into a Security Agreement, dated February 10, 2006 with Laurus Master Fund, Ltd. ("Laurus"). Under the Security Agreement, Laurus purchased from the Company a Secured Convertible Note (the "Laurus Convertible Note"), with a maturity date of February 10, 2009, in the aggregate principal amount of $1,500,000 and a Secured Non-Convertible Revolving Note (the "Laurus Revolving Note"), in the aggregate principal amount of $1,500,000. The Laurus Convertible Note and the Laurus Note are collectively the "Laurus Notes". The Company's ability to receive financing under the Laurus Notes is based on an advance rate equal to 90% of eligible accounts receivable, as defined. However, Laurus has agreed to provide the Company an over advance until July 30, 2007.

                    NetFabric Holdings Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


The Laurus Convertible Note has a three-year term, and bears interest at 1% above the prime rate, with a minimum interest rate of 8%. Laurus has the option, but not the obligation, at any time until February 9, 2009 to convert all or any portion of the Laurus Convertible Note and accrued interest into shares of the Company's common stock at a conversion price of $0.91 per share. The Company has the option, but not the obligation, to repay the Laurus Convertible Note by paying Laurus the principal amount, accrued interest and a certain redemption premium, as defined.

The Laurus Revolving Note has a three-year term and bears interest at 1% above the prime rate, with a minimum interest rate of 8%.

In connection with the Laurus Notes, the Company issued to Laurus an option (the "Laurus Option") to purchase up to 4,256,550 shares of the Company's common stock at an exercise price of $0.01 per share. Additionally, the Company and Laurus entered into a registration rights agreement (the " Laurus Registration Rights Agreement") covering the registration of common stock underlying the Laurus Convertible Note and the Laurus Option.

The Company's obligations under the Laurus Notes are secured by first liens on all assets of the Company, and Laurus may accelerate all obligations under the Laurus Notes upon an event of default.

The Company utilized approximately $1.9 million of the initial borrowing from Laurus to repay all amounts owed to October Cornell Debenture (see Note 7).

The Company will allocate the proceeds from the Laurus Notes to the Laurus Notes, Laurus Option and beneficial conversion feature based on the relative fair value of each component. Discounts from the Laurus Notes will be accreted and recorded to interest expense over the stated maturity of the Laurus Notes.

Contract Termination

In January 2006, the Company and a consultant to the Company terminated a services arrangement whereby the consultant was to provide services to the Company over a certain future period. In connection with the termination of this arrangement, an officer, director and stockholder of the Company transferred one million shares (fair value of $950,000) of the Company's common stock owned by the officer, director and stockholder to the consultant in full settlement of the Company's obligation under the consulting arrangement. As a result, the consultant released the Company from all liabilities. The Company has accounted for the settlement an expense in the Company's financial statements, based on the value of the shares of common stock, with a corresponding credit to contributed (paid-in) capital from the officer, director and stockholder during the three months ended March 31, 2006.

Share Exchange Amendment

During January and February 2006, the former shareholders of UCA Services with whom the Company had entered into the Exchange Agreement in May 2005 related to the purchase of UCA Services and the Company entered into negotiations related to a dispute over compliance with the provision of the Exchange Agreement.

In connection with the discussions, the Company and the former UCA shareholders entered into an Amendment to the Exchange Agreement ("Exchange Amendment") which was executed in February 2006. The Exchange Amendment provides that an officer, director and stockholder transfer nine million shares (fair value of $8.5 million) of the Company's common stock owned by such officer, director and stockholder to the former shareholders of UCA. This arrangement was structured whereby the officer, director and stockholder surrendered his shares to the Company, and the Company reissued such shares to former UCA shareholders.

Since the settlement was not a contingency associated with the acquisition of UCA Services, the Company will account for the shares transferred by officer, director and stockholder as an expense, based on the value of the shares, in the Company's consolidated financial statements with a corresponding credit to contributed (paid-in) capital by the officer, director and stockholder during the three months ended March 31, 2006.