Form 10QSB
period 2006-03-31
NETFABRIC HOLDINGS, INC
filed 2006-05-22
CIK 1083220

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 or 15 (D) OF THE SECURITES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED March 31, 2006

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

                                 (973)-887-2785
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 10, 2006, 62,833,883 shares of common stock, $.001 par value per share, of the issuer were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                            NETFABRIC HOLDINGS, INC.

                                      INDEX

                                                                           Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets                           1

             Condensed Consolidated Statements of Operations                 2

             Condensed Consolidated Statement of Stockholders'
                Equity                                                       3

             Condensed Consolidated Statements of Cash Flows                 4

             Notes to Condensed Consolidated Financial Statements            5

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     21

Item 3.  Controls and Procedures                                            27

PART II. OTHER INFORMATION                                                  27

         Signatures                                                         28

                    NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  MARCH 31,     DECEMBER 31,
                                                                                    2006           2005
                                                                                 (UNAUDITED)     (NOTE 2)
                                                                                ------------    ------------
                                         ASSETS
CURRENT ASSETS:
        Cash                                                                    $    240,861    $      9,540
        Trade accounts receivable, net                                             1,497,055       2,090,201
        Due from related party                                                       263,490         192,056
        Prepaid expenses and other current assets                                    113,780          78,119
                                                                                ------------    ------------
        Total current assets                                                       2,115,186       2,369,916
Property and equipment, net                                                          159,201         164,984
Goodwill                                                                          13,982,451      13,982,451
Other intangibles, net                                                             1,044,713       1,099,717
Other assets                                                                          22,572           9,994
                                                                                ------------    ------------
        TOTAL ASSETS                                                            $ 17,324,123    $ 17,627,062
                                                                                ============    ============
        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Bridge loans, net of unamortized discount                               $    459,018    $    441,125
        Convertible debentures payable to stockholders and director,
        net of unamortized discounts                                                 566,667         366,666
        Note payable to officer, net of unamortized discount                            --           100,941
        Loans and advances from officer and stockholders                              32,639         202,639
        Accounts payable and accrued liabilities                                   2,144,866       2,988,410
        Accrued compensation                                                         395,362         380,722
        Deferred revenues and customer advances                                    1,137,743          66,019
        Revolving note, net of unamortized discount                                  459,093            --
                                                                                ------------    ------------
        Total current liabilities                                                  5,195,388       4,546,522

Convertible note, net of unamortized discount                                         67,062            --
Derivative financial instruments                                                        --         4,087,517
Convertible debentures, net of unamortized discount                                     --           612,059
                                                                                ------------    ------------
        Total liabilities                                                          5,262,450       9,246,098
                                                                                ------------    ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY :
        Common Stock, $.001 par value, 100,000,000 shares
        authorized, 62,508,883 and 62,448,357 shares
        issued and outstanding, respectively                                          62,509          62,448
        Additional paid-in capital                                                32,328,292      16,657,804
        Deferred employee compensation                                                  --           (36,478)
        Accumulated deficit                                                      (20,329,128)     (8,302,810)
                                                                                ------------    ------------
        Total stockholders' equity                                                12,061,673       8,380,964
                                                                                ------------    ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 17,324,123    $ 17,627,062
                                                                                ============    ============


       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                THREE MONTHS      THREE MONTHS
                                                                                    ENDED             ENDED
                                                                               MARCH 31, 2006    MARCH 31, 2005
                                                                                 (UNAUDITED)       (UNAUDITED)
                                                                               --------------    --------------
Revenues                                                                       $    4,099,946    $           --
                                                                               --------------    --------------
OPERATING EXPENSES:
       Direct employee compensation and
         consultant expenses                                                        2,997,103             2,733
       Non-cash charge for compensation                                                94,776              --
       Selling, general and administrative expenses                                 1,637,476           622,608
       Research and development                                                          --             134,475
       Non-cash charge for dispute settlements                                      9,492,070              --
       Depreciation and amortization                                                   90,235            15,290
                                                                               --------------    --------------
       Total operating expenses                                                    14,311,660           775,106
                                                                               --------------    --------------
Loss from operations                                                              (10,211,714)         (775,106)
                                                                               --------------    --------------

OTHER INCOME / (EXPENSE):
       Amortization of debt discounts and debt
         issuance costs                                                            (1,452,647)         (221,873)
       Interest and bank charges                                                      (77,232)          (10,951)
       Gain on derivative financial instruments                                       336,352              --
       Debt extinguishment costs                                                     (621,077)             --
                                                                               --------------    --------------
       Total other expenses                                                        (1,814,604)         (232,824)
                                                                               --------------    --------------
NET LOSS                                                                       $  (12,026,318)   $   (1,007,930)
                                                                               ==============    ==============
Net loss per common share, basic and diluted                                   $        (0.19)   $        (0.03)
                                                                               ==============    ==============
Weighted average number of shares
       outstanding, basic and diluted                                              62,491,398        36,429,982
                                                                               ==============    ==============


       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                     COMMON STOCK
                                                                              ---------------------------
                                                                                                              ADDITIONAL
                                                                                 SHARES        PAR VALUE    PAID-IN CAPITAL
                                                                              ------------   ------------   ---------------

Balances at December 31, 2005                                                   62,448,357   $     62,448   $    16,657,804

     Issuance of shares in connection with settlement of payables                   60,526             61            57,439
     Value of contributions from shareholder in connection with
       settlement of disputes                                                         --             --           9,492,070
     Employee share-based compensation                                                --             --              89,619
     Reclassification of deferred employee stock option
       compensation                                                                   --             --             (36,478)
     Allocation of value to beneficial conversion feature in
       connection with issuance of convertible note                                   --             --             511,577
     Issuance of warrants in connection with debt financing                           --             --           1,432,743
     Reissuance of warrants in connection with debt extinguishment                    --             --             372,353
     Reclassification of derivative financial instrument
       relating to beneficial conversion feature                                      --             --             804,307
     Reclassification of derivative financial instrument relating
       to warrants                                                                    --             --           2,946,858
     Net loss                                                                         --             --                --
                                                                              ------------   ------------   ---------------
BALANCES AT MARCH 31, 2006 (UNAUDITED)                                          62,508,883   $     62,509   $    32,328,292
                                                                              ============   ============   ===============


                                                                                DEFERRED      ACCUMULATED            TOTAL
                                                                              COMPENSATION       DEFICIT      STOCKHOLDERS' EQUITY
                                                                              ------------    ------------    ---------------------

Balances at December 31, 2005                                                 $    (36,478)   $ (8,302,810)   $           8,380,964

     Issuance of shares in connection with settlement of payables                     --              --                     57,500
     Value of contributions from shareholder in connection with
       settlement of disputes                                                         --              --                  9,492,070
     Employee share-based compensation                                                --              --                     89,619
     Reclassification of deferred employee stock option
       compensation                                                                 36,478            --                       --
     Allocation of value to beneficial conversion feature in
       connection with issuance of convertible note                                   --              --                    511,577
     Issuance of warrants in connection with debt financing                           --              --                  1,432,743
     Reissuance of warrants in connection with debt extinguishment                    --              --                    372,353
     Reclassification of derivative financial instrument
       relating to beneficial conversion feature                                      --              --                    804,307
     Reclassification of derivative financial instrument relating
       to warrants                                                                    --              --                  2,946,858
     Net loss                                                                         --       (12,026,318)             (12,026,318)
                                                                              ------------    ------------    ---------------------
BALANCES AT MARCH 31, 2006 (UNAUDITED)                                        $       --      $(20,329,128)   $          12,061,673
                                                                              ============    ============    =====================



       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               THREE MONTHS      THREE MONTHS
                                                                                                   ENDED             ENDED
                                                                                              MARCH 31, 2006    MARCH 31, 2005
                                                                                                (UNAUDITED)        (UNAUDITED)
                                                                                              --------------    --------------
OPERATING ACTIVITIES
       Net loss                                                                               $  (12,026,318)   $   (1,007,930)
       Adjustments to reconcile net loss to net cash used in
            operating activities:
       Non-cash charge for common stock issued for rent                                                 --              12,500
       Non-cash charge for options issued
       to non-employees                                                                                5,156             5,156
       Non-cash charge for interest expense                                                           22,500              --
       Non-cash charge for settlement of disputes                                                  9,492,070              --
       Non-cash charge for reissuance of warrants in connection with
       debt extinguishment                                                                           372,353              --
       Non-cash charge for amortization
       of employee deferred compensation                                                                --              18,308
       Non-cash charge for employee share-based compensation                                          89,619
       Non-cash gain on derivative financial instrument                                             (336,352)             --
       Amortization of debt discounts                                                              1,444,529           221,873
       Amortization of debt issuance costs                                                             8,118              --
       Depreciation and amortization                                                                  90,235            15,290
       Changes in operating assets and liabilities:
                Inventory                                                                               --             (25,278)
                Trade accounts receivable                                                            593,146              --
                Due from related party                                                               (71,434)             --
                Prepaid expenses and other current assets                                            (40,818)           (6,888)
                Accounts payable and accrued liabilities                                            (808,542)           12,076
                Accrued compensation                                                                  14,640              --
                Deferred revenues and customer advances                                            1,071,724              --
                                                                                              --------------    --------------
       Net cash used in operating activities                                                         (79,374)         (754,893)
                                                                                              --------------    --------------
INVESTING ACTIVITIES
       Purchases of property and equipment                                                           (29,448)          (17,125)
                                                                                              --------------    --------------
       Net cash used in investing activities                                                         (29,448)          (17,125)
                                                                                              --------------    --------------
FINANCING ACTIVITIES
       Proceeds from issuance of common stock                                                           --           1,000,000
       Repayment of note to officer                                                                 (200,000)             --
       Repayment of loans from officer and director                                                 (170,000)             --
       Repayment of convertible debentures                                                        (1,658,160)             --
       Proceeds from issuance of revolving note, net                                                 958,500
       Proceeds from issuance of convertible note, net                                             1,430,500
       Debt issuance costs                                                                           (20,697)             --
                                                                                              --------------    --------------
       Net cash provided by financing activities                                                     340,143         1,000,000
                                                                                              --------------    --------------
NET INCREASE IN CASH                                                                                 231,321           227,982
CASH AT BEGINNING OF PERIOD                                                                            9,540            67,719
                                                                                              --------------    --------------
CASH AT END OF PERIOD                                                                         $      240,861    $      295,701
                                                                                              ==============    ==============
SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid for interest                                                                 $       32,860    $       12,500
                                                                                              ==============    ==============


       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    NETFABRIC HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND MANAGEMENT'S PLANS

NetFabric Holdings, Inc. ("Holdings", "our", "we" or the "Company") (formerly known as Houston Operating Company, Inc.) was incorporated under the laws of the State of Delaware on August 31, 1989. On December 9, 2004, Holdings entered into an Exchange Agreement (the "Acquisition Agreement" or "Share Exchange") with all of the stockholders of NetFabric Corporation ("NetFabric") whereby Holdings acquired all of the issued and outstanding capital stock of NetFabric and NetFabric became a wholly-owned subsidiary of Holdings. This transaction was treated as a reverse merger, and a capital transaction, equivalent to the issuance of stock by NetFabric for Holdings' net assets and accordingly, the historical financial statements prior to December 9, 2004 are those of NetFabric. (Holdings and its subsidiaries are collectively referred to as "Holdings").

NetFabric, a Delaware corporation incorporated on December 17, 2002, began operations in July 2003. NetFabric develops and markets Voice Over Internet Protocol ("VoIP") appliances that simplify the integration of standard telephone systems with an IP infrastructure. During the fiscal quarter ended March 31 2006, NetFabric scaled back its VoIP operations including product development efforts and was continuing to explore possible strategic opportunities for VoIP operations (See Note 11).

On May 20, 2005, Holdings entered into and closed on a share exchange agreement ("Exchange Agreement"), whereby Holdings acquired all of the issued and outstanding shares of UCA Services, Inc. ("UCA Services"), a New Jersey company, from its shareholders in exchange for the issuance of 24,096,154 shares of common stock of Holdings (See Note 4). Holdings emerged from the development stage upon the acquisition of UCA Services.

UCA Services, a New Jersey company, is an information technology ("IT") services company that serves the information needs of a wide range of Fortune 500 and small to mid-size business ("SMB") clients in the financial markets industry as well as the pharmaceutical, health care and hospitality sectors. UCA Services delivers a broad range of IT services the practice areas of infrastructure builds and maintenance, application development and maintenance, managed services and professional services.

MANAGEMENT'S PLANS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis. As shown in the accompanying condensed consolidated financial statements, the Company has incurred accumulated losses totaling $20,329,128 and a working capital deficit of $3,080,202 at March 31, 2006. These factors, among others, indicate that the Company may be unable to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management recognizes that the Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow the Company to continue the development of its business plans and satisfy its current and long-term obligations on a timely basis. The Company believes that it will be able to complete the necessary steps in order to meet its cash requirements throughout fiscal year 2006 and continue its business development efforts. Management's plans in this regard include, but are not limited to, the following:

      o Current discussions and negotiations with a number of additional financing alternatives, one or more of which management believes will be able to successfully close to provide necessary working capital. There is no assurance that the Company will be successful in completing a financing.

In order to execute its business plan and achieve its objectives for the near future, management believes it will require approximately $2,500,000 over the remainder of fiscal year 2006 for working capital. A significant component of this is for satisfying the Company's obligations as they become due, both borrowing and vendor payables. Accordingly, the Company needs to raise additional financing and generate cash flows from its operations. Should additional cash flows not be available, management believes that the Company would have the ability to restructure its operations and if necessary initiate significant reductions in expenses. In addition, the Company will have to negotiate with its lenders to extend the repayment dates of its indebtedness. There can be no assurance, however, that the Company will be able to successfully restructure its operations or debt obligations in the event it fails to obtain additional financing.

                    NETFABRIC HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

BASIS OF PRESENTATION / INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for any other interim period or any future year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2005 consolidated financial statements, including the notes thereto, which are included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 filed on April 17, 2006.

RECLASSIFICATIONS

Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current period presentation.

ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management's most difficult and subjective judgments include provisions for bad debts, depreciable/amortizable lives, impairment of long-lived assets, accounting for goodwill and intangible assets, the fair value of the Company's common stock, the fair value of options issued for services, the allocation of proceeds from certain financings to equity instruments and other reserves. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

REVENUE RECOGNITION

The Company derives revenue principally from professional services. In accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition," revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, collectibility is reasonably assured, contractual obligations have been satisfied, and title and risk of loss have been transferred to the customer.

UCA Services derives revenue primarily from professional services, managed IT services, application development services and from business process management services. Arrangements with customers for services are generally on a time and material basis or fixed-price, fixed-timeframe. Revenue on time-and-material contracts is recognized as the related services are performed. Revenue from fixed-price, fixed-timeframe service contracts are recognized ratably over the term of the contract. When the Company receives cash advances from customers in advance of the service period, amounts are reported as advances from customers until the commencement of the service period. Billings and collections in excess of revenue recognized are classified as deferred revenue.

To date NetFabric has had only nominal revenues from VoIP services and its communication equipment products have been marketed only through a limited network of distributors and value-added resellers ("VAR"). In the VAR channel, NetFabric recognizes revenue at the time of shipment if all other contractual obligations to the VAR have been satisfied. In the distributor channel, NetFabric recognizes revenue when the distributor sells and ships NetFabric products to its own VARs, resellers or end-user customers, provided the Company has satisfied all other terms and conditions with the distributor. Accordingly, NetFabric receives distribution sales and inventory information regarding its products from its distributors for the purpose of determining the appropriate timing of revenue recognition.

                    NETFABRIC HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. These estimated losses are based upon historical bad debts, specific customer creditworthiness and current economic trends. If the financial condition of a customer deteriorates, resulting in the customer's inability to make payments within approved credit terms, additional allowances may be required. The Company performs credit evaluations of its customers' financial condition on a regular basis, and has not experienced any material bad debt losses to date. The Company did not record any provisions for doubtful accounts during the three months ended March 31, 2006 and 2005.

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

The Company's services have been provided primarily to a limited number of clients located worldwide in a variety of industries. The Company had revenues from 3 clients representing 52% (29%, 12% and 11%, respectively) of revenues during the three months ended March 31, 2006.

The Company generally does not require its clients to provide collateral. Additionally, the Company is subject to a concentration of credit risk with respect to its accounts receivable. The Company had 2 clients accounting for 45% (28% and 17%, respectively) of total gross accounts receivable as of March 31, 2006.

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

                    NETFABRIC HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company's assets and liabilities that qualify as financial instruments under statement of financial accounting standards ("SFAS") No. 107 approximate their carrying amounts presented in the balance sheets at March 31, 2006 and December 31, 2005.

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

STOCK-BASED COMPENSATION EXPENSE

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's condensed consolidated statement of operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under the intrinsic value method, stock-based compensation expense was recognized in the Company's condensed consolidated statement of operations based on the difference between the exercise price of the Company's stock options granted to employees and directors, and the fair market value of the underlying stock at the date of grant.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year. The Company's condensed consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of adoption of SFAS 123(R). In accordance with the modified prospective transition method, the Company's condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of adoption of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $89,619. Stock-based compensation expense related to employee stock options accounted for under APB 25 was $18,308 during the three months ended March 31, 2005.

                    NETFABRIC HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Share-based compensation expense recognized in the Company's condensed consolidated statements of operations for the three months ended March, 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123.There have been no grants of share-based awards to employees during the three months ended March 31, 2006.

SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. As there were only a nominal amount of option holders as of January 1, 2006, management evaluated each of the grants outstanding upon adoption of SFAS 123(R) to determine an appropriate forfeiture rate. Based on this evaluation and considering options which were cancelled during management's evaluation in the fiscal quarter ended March 31, 2006, the Company adjusted the value of the options outstanding as of January 1, 2006 for actual cancellations during the three months ended March 31, 2006. After adjusting for the value such cancellations, management determined that a forfeiture rate was not required for the remaining outstanding option grants. This determination was based principally on the nature of the option holder's involvement with the Company and the quantity held by such individuals. In the Company's pro forma information required under SFAS 123 for the periods prior to fiscal year 2006, the Company accounted for forfeitures as they occurred.

On November 10, 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 123(R)-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Share-based compensation expense to employees and directors reduced the Company's results of operations by $89,619.

The net loss for the three months ended March 31, 2005 includes compensation charges related to options granted to employees based on the intrinsic value method. The following table illustrates the proforma effect on net loss and loss per share assuming the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS 148"), instead of the intrinsic value method under APB No. 25 to stock based employee compensation for the three months ended March 31, 2005:

                    NETFABRIC HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                      THREE MONTHS
                                                         ENDED
                                                     MARCH 31, 2005
                                                     --------------
Net loss available to common stockholders,
   as reported                                       $   (1,007,930)
Add: Stock-based employee compensation
   expense included in reported loss                         18,308
Deduct: Total stock-based compensation expense
   determined under the fair value based method            (291,037)
                                                     --------------
Net loss available to common stockholders,
   pro forma                                         $   (1,280,659)
                                                     ==============
Loss per Common Share--Basic and Diluted:
As reported                                          $        (0.03)
Pro forma                                            $        (0.04)


As of March 31, 2006, the unvested portion of share-based compensation expense to employees and directors and the period in which such expense is expected vest and be recognized is as follows:

                 2006        $ 268,857
                 2007          101,427
                 2008           80,125
                 2009           38,505
                             ---------
                             $ 488,914
                             =========

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

Diluted loss per share for the three months ended March 31, 2006 and 2005 exclude potentially issuable common shares of approximately 16,568,624 and 8,987,526, respectively, primarily related to the Company's outstanding stock options, warrants and convertible debt, because the assumed issuance of such potential common shares is antidilutive.

SEGMENT REPORTING

The Company determines and discloses its segments in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which uses a "management" approach for determining segments.

                    NETFABRIC HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of a company's reportable segments. SFAS No. 131 also requires disclosures about products or services, geographic areas and major customers.

NOTE 3.  INTANGIBLE ASSETS

The Company's intangible assets consisting of customer contacts and restricted covenants related to employment agreements were acquired and accounted for using the purchase method of accounting. The following table summarizes the net asset value for each intangible asset category as of March 31, 2006:

                                Gross Asset    Accumulated      Net Asset
                                   Value       Amortization       Value
                                -----------    ------------    -----------
Customer relationships          $ 1,153,424    $   (168,207)   $   985,217
Covenants not to compete             83,333         (23,837)        59,496
                                -----------    ------------    -----------
                                $ 1,236,757    $   (192,044)   $ 1,044,713
                                ===========    ============    ===========

The Company did not have any intangibles prior to the acquisition of UCA Services in May 2005.

NOTE 4. ACQUISITION

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

The determination of the purchase price and its allocation to the fair values of the assets acquired and liabilities acquired as reflected in the consolidated financial statements have been based on the Company's valuation, including the use of an independent appraisal. The fair value of the assets and liabilities assumed in the acquisition of UCA Services are as follows:

Accounts receivable                                                 $ 2,153,968
Property, plant, other assets and equipment                             190,602
Customer relationship intangible                                      1,153,424
Non-compete intangible                                                   83,333
Accounts payable and accrued expenses                                (2,481,077)
Deferred revenue and advances                                        (1,072,701)
                                                                    -----------
Net assets acquired                                                 $    27,549
                                                                    ===========

The Company recognized goodwill of $13,982,451 as a result of the excess of cost in excess of the net assets acquired of UCA Services. Such goodwill is assigned to the Company's IT services segment. Any amortization of such goodwill will not be deductible for tax purposes.

                    NETFABRIC HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summarized below are the pro forma unaudited results of operations for the three months ended March 31, 2005 as if the results of UCA Services were included for the entire periods presented. The pro forma results may not be indicative of the results that would have occurred if the acquisition had been completed at the beginning of the period presented or which may be obtained in the future:


                                                       For the three
                                                       months ended,
                                                       March 31, 2005
                                                       --------------
Revenues                                               $  4,173,834
Net loss                                                 (1,658,181)
Basic and diluted loss per share                       $      (0.03)
Weighted average common shares outstanding               60,526,136


NOTE 5. DEBT FINANCINGS

Debt financings consist of the following as of March 31, 2006 and December 31, 2005:

                                                                                               March 31, 2006
                                                                                --------------------------------------------
                                                                                                Unamortized
                                                                                 Principal      Debt Discount         Net
                                                                                -----------    --------------    -----------

Macrocom Bridge Loan II, due October 10, 2006                                   $   500,000    $      (40,982)   $   459,018
Macrocom Convertible Debenture due April 15, 2006                                   500,000           (27,778)       472,222
Convertible debentures payable to stockholder and director
   due April, 15, 2006                                                              100,000            (5,555)        94,445
Laurus Revolving Note due February 10, 2009                                       1,028,000          (568,907)       459,093
Laurus Convertible Note due February 10, 2009                                     1,500,000        (1,432,938)        67,062
Loans and advances from officer and directors                                        32,639              --           32,639
                                                                                -----------    --------------    -----------
                                                                                $ 3,660,639    $   (2,076,160)   $ 1,584,479
                                                                                ===========    ==============    ===========

During the three months ended March 31, 2006, $1,444,529 of the debt discounts were amortized on the accompanying condensed statements of operations. During the three months ended March 31, 2005, $221,873 of debt discounts were amortized.

                                                                                            December 31, 2005
                                                                                --------------------------------------------
                                                                                                Unamortized
                                                                                 Principal      Debt Discount         Net
                                                                                -----------    --------------    -----------

Macrocom Bridge Loan II, due October 10, 2006                                   $   500,000    $      (58,875)   $   441,125
Macrocom Convertible Debenture due April 15, 2006                                   500,000          (194,444)       305,556
Convertible debentures payable to stockholder and director
   due April, 15, 2006                                                              100,000           (38,890)        61,110
Cornell convertible debenture                                                     1,658,160        (1,046,101)       612,059
Note payable issued to officer                                                      200,000           (99,059)       100,941
Loans and advances from officer and directors                                       202,639              --          202,639
                                                                                -----------    --------------    -----------
                                                                                $ 3,160,799    $   (1,437,369)   $ 1,723,430
                                                                                ===========    ==============    ===========

                    NETFABRIC HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Macrocom Bridge Loans

On July 22, 2004, NetFabric entered into a financing agreement which was amended on December 2, 2004 (the "Financing Agreement") with Macrocom Investors, LLC, ("Macrocom") whereby Macrocom provided a loan to NetFabric in the amount of $500,000 ("Loan I") for a period of 180 days from the original date of the Financing Agreement ("Due Date") at an annual simple interest rate of 5%. On the Due Date, the Company had the option to repay the principal in cash or in kind by issuing 1,000,000 shares of common. In either event, the interest on Loan I was payable in cash on the Due Date. Additionally, in connection with the Financing Agreement the Company issued to Macrocom 250,000 shares of common stock at a fair value of $144,000 as additional consideration for Loan I in December 2004. In January 2005, in accordance with the terms of the Financing Agreement, the Company elected to repay the principal of Loan I in kind by issuing 1,000,000 shares of common stock. On October 14, 2004, NetFabric and Macrocom Investors, LLC ("Macrocom") entered into a loan agreement which was amended on December 2, 2004 (the "Loan Agreement"), whereby Macrocom agreed to loan an additional $500,000 to NetFabric ("Loan II" or the "Second Loan"), due 180 days from the original date of the Loan Agreement ("Second Due Date") at an annual simple interest rate of 5%. On the Second Due Date, at the option of Macrocom, Macrocom could convert the principal of the Second Loan into 1,000,000 shares of common stock or demand repayment of the principal in cash. In either event, the interest on the Second Loan was payable in cash on the Second Due Date. In addition, in December 2004 the Company issued to Macrocom 250,000 shares of common stock with a fair value of $144,000 as additional consideration for the Second Loan. As noted below, on the Second Due Date in April 2005 Macrocom did not request repayment or conversion to common stock of Loan II.

As a result of the Loan I and Loan II financing transactions, total debt discounts of $411,403 were recorded on Loan I and Loan II (the "Bridge Loans") during 2004, including the value of the beneficial conversion feature of $187,801 on Loan II. During the three months ended March 31, 2005, $221,873, respectively of the discounts were amortized on the accompanying consolidated statements of operations.

On May 24, 2005, NetFabric and Macrocom entered into an agreement to amend the Loan Agreement between the parties. Under the terms of the amendment, the due date for Loan II was extended from April 10, 2005 until October 10, 2005. At the same time and in connection with the extension of the due date for Loan II, Macrocom and Holdings also amended the terms of the Financing Agreement with respect to a warrant Macrocom originally received on December 9, 2004. The warrant was set to expire on June 7, 2005; however, the parties agreed to extend the term of the warrant until December 9, 2006. As a result of these changes in terms, a debt discount of $392,196 was recorded on April 11, 2005 on Loan II.

On October 10, 2005 Macrocom did not require repayment or conversion of Loan II to common stock. The Company and Macrocom agreed to extend the due date for Loan II until October 10, 2006. As a result of the modification of the term, a debt discount of $100,758 was recorded on October 10, 2005 on Loan II which will be amortized from October 11, 2005 through October 10, 2006. During the three months ended March 31, 2006, $17,893 of the discount was amortized on the accompanying consolidated statements of operations.

Employee Note

An officer of the Company and an employee of UCA Services, advanced $200,000 to the Company during 2005. In December 2005 the Company and the employee entered into a Promissory Note (the "Employee Note") related to the advance. The Employee Note bears interest at a rate of 5% per annum and a fee of $10,000 is due to the employee at maturity. The principal balance of the Employee Note together with accrued and unpaid interest and the fee were due and payable in one installment on January 31, 2006. The Company repaid the balance owed in February 2006. In connection with the Employee Note, on December 8, 2005 the Company's Board of Directors authorized for issuance warrants to the employee to acquire 300,000 shares of our common stock at an exercise price of $1.00 per share. The warrants were issued on January 24, 2006 and expire on January 24, 2009.

Macrocom Convertible Debentures

On July 19, 2005, the Company issued a convertible debenture in the amount of $500,000 to Macrocom Investors, LLC ("Macrocom") (the "Macrocom Debenture"). The Macrocom Debenture bears interest at 5% per annum and is due on April 15, 2006. At the option of Macrocom, the Macrocom Debenture may be converted into shares of the Company's common stock at a conversion price of $.50 per share. The Company also issued Macrocom warrants to acquire 1,000,000 shares of the Company's common stock at an exercise price of $1.50 per share. The warrants expire in three years from the date of issuance. Additionally, the Company issued 375,000 shares of the Company's common stock to Macrocom as additional consideration. As collateral for the Macrocom Debenture, the Company placed 5,000,000 shares of its common stock with an escrow agent.

                    NETFABRIC HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company allocated the $500,000 of proceeds received from the Macrocom Debenture based on the computed relative fair values of the debt, warrants and stock instruments issued. Additionally, the resulting relative fair value allocated to the debt component was used to measure the intrinsic value of the embedded conversion option of the Macrocom Debenture which resulted in a beneficial conversion feature recorded to additional paid-in capital. The value of the beneficial conversion feature was limited to the amount of the proceeds allocated to the debt component of the Macrocom Debenture. The aggregate amounts allocated to the warrants, stock instruments and beneficial conversion feature, of $500,000 were recorded as a debt discount at the date of issuance of the Macrocom Debenture and are being amortized to interest expense using the interest method over the stated term of the Macrocom Debenture. During the three months ended March 31, 2006, $166,666 of discount was accreted and recorded as interest expense resulting in a carrying value of $472,222 on the Macrocom Debenture at March 31, 2006. In April 2006, the Macrocom Debenture was repaid in full from the proceeds of a debt financing (See Note 11).

Director and Officer Convertible Debentures

On July 19, 2005, the Company agreed with a director and an entity affiliated with an officer of the Company, that aggregate advances of $100,000 made in June 2005 from the director and entity affiliated with the officer to the Company be structured as convertible debentures in the face amount of $50,000 each ("Related Party Convertible Debentures"). The Related Party Convertible Debentures were sold on substantially similar terms as the Macrocom Debenture and, accordingly, bear interest at 5% per annum, are due on April 15, 2006. At the option of the holder, the Related Party Convertible Debentures may be converted into shares of the Company's common stock at a conversion price of $.50 per share. Additionally, in connection with the sale of the Related Party Convertible Debentures, the Company issued warrants to each holder to acquire 200,000 shares (or 100,000 each debenture) of the Company's common stock at an exercise price of $1.50 per share which expire in three years from the date of issuance. The Company also issued 75,000 shares (or 37,500 for each debenture) of the Company's common stock to the stockholder and the entity affiliated with an officer as additional consideration. The Company did not provide any collateral.

The Company allocated the $100,000 of proceeds received from the Related Party Convertible Debentures based on the computed relative fair values of the debt, warrant and stock instruments issued. Accordingly, the resulting relative fair value allocated to the debt component was used to measure the intrinsic value of the embedded conversion option of the Related Party Convertible Debentures which resulted in a beneficial conversion feature recorded to additional paid-in capital. The aggregate amounts allocated to the warrants, stock instruments and beneficial conversion feature, of $100,000 were recorded as a debt discount at the date of issuance of the Related Party Convertible Debentures and are being amortized to interest expense using the interest method over the stated term of the Related Party Convertible Debentures. During the three months ended March 31, 2006, $33,334 of discount has been accreted and recorded as interest expense resulting in a carrying value of $94,445 on the Related Party Convertible Debentures at March 31, 2006.

Cornell Convertible Debentures

On July 5, 2005, the Company entered into an agreement pursuant to which the Company was to sell Cornell Capital Partners, LP ("Cornell") secured convertible debentures in the aggregate principal amount of $1,000,000, which are convertible, at Cornell's discretion, into common stock of the Company. A $400,000 debenture was funded in July 2005, and a $50,000 debenture was funded in September 2005 (collectively the "Original Cornell Debentures"). In connection with the Original Cornell Debentures, the Company issued Cornell warrants to acquire 560,000 shares of its common stock at an exercise price $0.50 per share as additional consideration. The Original Cornell Debentures may be redeemed at the Company's option at any time, in whole or in part prior to maturity at a redemption premium of 15% of the principal amount redeemed in addition to principal and accrued interest.

On October 27, 2005, at the same time as the Termination Agreement for the SEDA, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with Cornell whereby the Company and Cornell agreed to amend and consolidate all of the Original Convertible Debentures, and related accrued interest of $8,160, issued to Cornell through October 26, 2005 into one new secured convertible debenture in the principal amount of $1,658,160 (the "October Cornell Debenture"). The October Cornell Debentures have the same terms and provisions of the Original Cornell Debentures except that the October Cornell Debentures no longer has a fixed conversion by the holder but is convertible at the option of the holder at the lesser of (i) $1.00 or (ii) an amount equal to 95% of the lowest closing bid price of the Company's common stock for the 30 trading days immediately proceeding the conversion date. Pursuant to the Securities Purchase Agreement, Cornell funded the remaining $1,200,000 balance of October Cornell Debenture on October 27, 2005. The October Cornell Debenture was repaid in full in February 2006 (the "Cornell Repayment"), with the proceeds received from a new debt financing described below.

                    NETFABRIC HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As a result of the change in the conversion terms of the October Convertible Debenture on October 27, 2005, the Company determined that the embedded conversion feature of the October Cornell Debenture became subject to the provisions of SFAS No. 133 and therefore the Company accounted for the embedded conversion feature as a liability in accordance with the guidance of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock"("EITF 00-19"). Accordingly, the Company recorded the fair value of the embedded conversion feature of $784,784 as a non-current liability on its balance sheet as of October 27, 2005 and a portion of the amounts previously recorded to additional paid-in capital as part of the Original Cornell Debentures were reclassified from equity to liabilities. For the three months ended March 31, 2006 the Company recorded a gain in value for derivative financial instruments of $201,754 related to the change in fair value of the embedded conversion feature which is recorded in the accompanying condensed consolidated statement of operations. As a result of the Cornell Repayment the value of the embedded conversion feature was reclassified to additional paid-in capital in February 2006.

After the allocation of value to the embedded conversion feature of the October Cornell Debenture the Company allocated the remaining $873,376 principal amount of the total $1,658,160 October Cornell Debenture based on the computed relative fair values of the debt and warrant components, which resulted in additional debt discounts of $210,665. As a result of the Cornell Repayment, the remaining unamortized debt discounts were amortized as of the date of the Cornell Repayment. Accordingly, $1,045,678 of amortization expense related to discount on the October Cornell Debentures was recorded in the accompanying condensed consolidated statement of operations during the three months ended March 31, 2006.

As part of the Cornell Repayment the Company paid an early redemption premium charge of $248,724, calculated based on 15% of the principal amount redeemed, which is included in Debt extinguishment costs on the accompanying condensed consolidated statement of operations for the three months ended March 31, 2006. In connection with the Cornell Repayment the Company also agreed to reduce the exercise price of the 560,000 warrants previously issued to Cornell from $0.50 to $0.40. The change in exercise price of the warrants was treated as a new issuance of warrants and was valued using the Black Scholes option-pricing model with the following assumptions: (1) common stock fair value of $0.95 per share
(2) expected volatility of 71.26%, (3) risk-free interest rate of 4.62%, (4) life of 2.71 years and (5) no dividend. The change in exercise price resulted in a fair value of $372,353 for the warrants which was charged to debt extinguishment costs on the accompanying condensed consolidated statement of operations for the three months ended March 31, 2006.

The Company and Cornell entered into a Registration Rights Agreement (the "Cornell Registration Rights") related to the October Cornell Debenture. As a result of the Cornell Repayment the Company's obligations under the Cornell Registration Rights were terminated.

Laurus Convertible and Non Convertible Financings

On February 14, 2006, the Company entered into a Security Agreement, dated February 10, 2006 with Laurus Master Fund, Ltd ("Laurus"). Under the Security Agreement, Laurus purchased from the Company a Secured Convertible Note (the "Laurus Convertible Note"), with a maturity date of February 10, 2009, in the aggregate principal amount of $1,500,000 and a Secured Non-Convertible Revolving Note (the "Laurus Revolving Note"), in the aggregate principal amount of $1,500,000. The Laurus Convertible Note and the Laurus Revolving Note are collectively the "Laurus Notes". The Company's ability to receive financing under the Laurus Notes is based on an advance rate equal to 90% of eligible accounts receivable, as defined. However, Laurus has agreed to provide the Company an over advance until July 30, 2007. Through March 31, 2006 $1,500,000 was advanced for the Laurus Convertible Note and $1,028,000 was advanced for the Laurus Revolving Note.

                    NETFABRIC HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Laurus Convertible Note has a three-year term, and bears interest at 1% above the prime rate, with a minimum interest rate of 8%. Laurus has the option, at any time until February 9, 2009 to convert all or any portion of the Laurus Convertible Note and accrued interest into shares of the Company's common stock at a conversion price of $0.91 per share. The Company has the option, to repay the Laurus Convertible Note by paying Laurus the principal amount, accrued interest and a certain redemption premium, as defined.

The Laurus Revolving Note has a three-year term and bears interest at 1% above the prime rate, with a minimum interest rate of 8%.

In connection with the Laurus Notes, the Company issued to Laurus an option (the "Laurus Option") to purchase up to 4,256,550 shares of the Company's common stock at an exercise price of $0.001 per share. Additionally, the Company and Laurus entered into a registration rights agreement (the " Laurus Registration Rights Agreement") covering the registration of common stock underlying the Laurus Convertible Note and the Laurus Option.

The Company's obligations under the Laurus Notes are secured by first liens on all assets of the Company, and Laurus may accelerate all obligations under the Laurus Notes upon an event of default.

The Company allocated the $1,500,000 of proceeds from the Laurus Convertible Note based on the computed relative fair values of the debt and stock instruments issued. The Laurus Options were valued using a Black-Scholes option-pricing model with the following assumptions: (1) common stock fair value of $0.95 per share (2) expected volatility of 71.26%, (3) risk-free interest rate of 4.59%, (4) life of 10 years and (5) no dividend, which resulted in a fair value of $2,569,546 for the Laurus Options. The resulting relative fair value of the Laurus Options was $918,923. Accordingly, the resulting relative fair value allocated to the debt component of $511,577 was used to measure the intrinsic value of the embedded conversion option of the $1,054,357 which resulted in a beneficial conversion feature of $511,577 recorded to additional paid-in capital. The aggregate amounts allocated to the Laurus Options and beneficial conversion feature, of $1,430,500 were recorded as a debt discount at the date of issuance of the Laurus Convertible Notes and are being amortized to interest expense using the interest method over the 3 years. For the three months ended March 31, 2006 $67,062 of amortization expense was recorded in the accompanying condensed consolidated statement of operations.

The Company allocated the $1,028,000 of proceeds from the Laurus Revolving Note based on the computed relative fair values of the debt and Laurus Options. The Laurus Options were valued using a Black-Scholes option-pricing model with the following assumptions: (1) common stock fair value of $0.95 per share (2) expected volatility of 71.26%, (3) risk-free interest rate of 4.59%, (4) life of 10 years and (5) no dividend, which resulted in a fair value of $1,471,494 for the warrants. The resulting relative fair value of the Laurus Options was $513,820. Accordingly, the resulting relative fair value allocated to the debt component was $275,680. The aggregate amount allocated to the warrants of $513,820 was recorded as a debt discount at the date of issuance of the Laurus Notes and are being amortized to interest expense using the interest method over the 3 years.

Transaction fees of $139,000 paid to Laurus and its affiliates in connection with the Laurus Notes were netted against the proceeds and considered in the calculation of the beneficial conversion feature. Financing costs of $20,696 paid to third parties associated with the Laurus Notes are included as debt issuance costs in other assets and amortized over the term of the debt.

The Company utilized approximately $1.9 million of the initial borrowing from Laurus to repay all amounts owed to October Cornell Debenture.

NOTE 6. STOCKHOLDERS' EQUITY

Common Stock

The Company issued 50,000 shares of common stock to Macrocom in January 2006 in settlement of accrued interest of $25,000 for the Macrocom Bridge Loan II due on October 10, 2006.

In January 2006, the Company issued 10,526 shares to a vendor to offset outstanding trade payables of $10,000.

                    NETFABRIC HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contract Termination

In January 2006, the Company and a consultant to the Company terminated a services arrangement whereby the consultant was to provide services to the Company over a certain future period. In connection with the termination of this arrangement, an individual who is an officer, director and stockholder of the Company transferred one million shares of the Company's common stock owned by the officer, director and stockholder into escrow. The shares will be held in escrow for a period of up to five years during which the consultant will have the option to purchase the shares for an aggregate of $10,000 or $0.01 per share. As a result, the consultant released the Company from all liabilities. The Company has accounted for the settlement as an expense in the Company's financial statements, based on the value of the option of $0.94 per share on the date of settlement, with a corresponding credit to contributed (paid-in) capital from the officer, director and stockholder during the three months ended March 31, 2006. The option was valued using a Black-Scholes option-pricing model with the following assumptions: (1) common stock fair value of $0.95 per share (2) expected volatility of 71.26%, (3) risk-free interest rate of 4.59%, (4) life of 5 years and (5) no dividend, which resulted in a fair value of $942,070.

Exchange Agreement Amendment

During January and February 2006, the former shareholders of UCA Services with whom the Company had entered into an Exchange Agreement related to the purchase of UCA Services (See Note 4) and the Company entered into negotiations related to a dispute over compliance with the provisions of the Exchange Agreement.

In connection with the discussions, the Company and the former UCA shareholders entered into an Amendment to the Exchange Agreement ("Exchange Amendment") which was executed in February 2006. The Exchange Amendment provides that an individual who is an officer, director and stockholder of the Company transfer 9,000,000 shares (fair value of approximately $8,500,000) of the Company's common stock owned by such individual to the former shareholders of UCA. This arrangement was structured whereby the individual surrendered his shares to the Company, and the Company reissued such shares to former UCA shareholders.

Since the settlement was not a contingency associated with the acquisition of UCA Services, the Company accounted for the shares transferred by the individuals as an expense, based on the value of the shares, in the Company's consolidated financial statements with a corresponding credit to contributed (paid-in) capital by the individual during the three months ended March 31, 2006. Management determined the fair value of the shares issued based on the quoted market price of the Company's common stock on the date of settlement.

Other Securities

Outstanding warrant and option securities issued in connection with financings consist of the following at March 31, 2006 and December 31, 2005:

                                                                                    March 31, 2006
                                                            ------------------------------------------------------------------------
                                                              Warrants           Exercise Prices                   Expiration
                                                            --------------   -------------------------   ---------------------------
             Laurus                                             4,256,550             $0.001                          n/a
             Macrocom warrants                                  2,000,000             $0.75                        12/9/2006
             Macrocom warrants                                  1,000,000             $1.50                        7/19/2008
             Cornell warrants                                     560,000             $0.50                        10/27/2008
             Officer and director warrants, including             664,805         $0.50 to $1.50             12/3/2008 to 12/8/2008
             former officers and directors
             Other                                                988,832             $0.50                  1/1/2009 to 1/29/2009
                                                            -------------
                                                                9,470,187
                                                            =============


                                                                                    December 31, 2005
                                                            ------------------------------------------------------------------------
                                                              Warrants           Exercise Prices                   Expiration
                                                            -------------    -----------------------    ----------------------------
             Macrocom warrants                                  2,000,000            $0.75                        12/9/2006
             Macrocom warrants                                  1,000,000            $1.50                        7/19/2008
             Cornell warrants                                     560,000            $0.50                        10/27/2008
             Officer and director warrants, including             664,805        $0.50 to $1.50             12/3/2008 to 12/8/2008
             former officers and directors
             Other                                                988,832            $0.50                   1/1/2009 to 1/29/2009
                                                            -------------
                                                                5,213,637
                                                            =============

                    NETFABRIC HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Since the conversion of the October Cornell Debenture could result in a conversion into an indeterminable number of common shares, in October 2005 the Company determined that under the guidance of EITF 00-19, the Company could not conclude that it had sufficient authorized and unissued shares to settle any warrants or options issued to non-employees. Therefore in October 2005, the Company reclassified the fair value of all warrants and options issued to non-employees that were outstanding as of October 27, 2005 from equity to liabilities. The fair value of the Company's warrants and options issued to non-employees were estimated at approximately $3,065,000 on October 27, 2005 using a Black-Scholes option pricing model for each of the individual securities. As a result the Company incurred a charge of approximately $2,035,000 on October 27, 2005, which was computed based on the difference between the fair value of the securities and the value of the securities as of October 27, 2005 which had previously been recorded to additional paid-in capital. On December 31, 2005, the fair value of the warrants and options issued to non-employees were re-measured and estimated at $2,940,000 using a Black-Scholes option pricing model for each of the individual securities. For the three months ended March 31, 2006 the Company recorded a gain of $336,352 on derivative financial instruments related to the warrants. The liability for warrants and options issued to non-employees was reclassified to additional paid-in capital upon the Cornell Repayment in February 2006, which terminated Cornell's conversion rights.

NOTE 7. STOCK-BASED COMPENSATION

As a result of the Share Exchange, on March 3, 2005, the Board of Directors adopted the 2005 Stock Option and Grant Plan (the "Plan"). The purpose of the Plan is to encourage and enable the employees, directors and consultants of the Company upon whose judgment, initiative and efforts the Company largely depends for the successful conduct of its business to acquire a proprietary interest in the Company. The Plan became effective on April 19, 2005 and was authorized with 9,000,000 shares of the Company's common stock.

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

The exercise price of stock options granted is generally the fair market value of the Company's common stock as determined by the Board of Directors on the date of grant.

The following is a summary of the Company's stock option activity for the three months ended March 31, 2006 :

                                              Weighted Average      Aggregate
                                  Options      Exercise Price    Intrinsic Value
                                 ---------    ----------------   ---------------
Outstanding, December 31, 2005   3,869,010    $           0.63
Options granted                       --                  --
Options exercised                     --                  --
Options cancelled                 (618,925)               1.57
                                 ---------
Outstanding, March 31, 2006      3,250,085                0.35       $1,802,560
                                 =========    ================   ==============
Exercisable, March 31, 2006      2,146,375    $           0.33       $  200,760
                                 =========    ================   ==============

The options outstanding at March 31, 2006 have a weighted average remaining contractual life of approximately 7.9 years. No options have been exercised to date.

The fair value of the options granted during the three months ended March 31, 2005 was estimated as of the date of the grant using the Black Scholes option pricing model, based on the following weighted average assumptions: (1) common stock fair value of $1.99 per share (2) expected volatility of 100.0%, (3) risk-free interest rate of 3.97%, (4) life of 5 years and (5) no dividend.

                    NETFABRIC HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. RELATED PARTY TRANSACTIONS

Loans and advances payable to stockholders and directors on the accompanying condensed consolidated balance sheet at March 31, 2006 represent amounts owed to stockholders and directors of the Company for advances of cash provided to the Company. Convertible debentures payable to stockholders and directors represent amounts received by the Company pursuant to financings arrangements.

After the acquisition of UCA Services in May 2005, certain shareholders of the Company are also the owners of UCA Computer Systems, Inc. ("Systems"), a computer hardware company with which UCA Services has historically had transactions with.

The Company subleases certain office space and incurs occupancy related costs under an agreement with UCA Global, Inc. ("Global"), an entity affiliated with a shareholder of the Company, whereby the Company pays rent and other occupancy costs based on the proportion of square footage occupied by the Company in Global's office facility. Rent and occupancy expenses incurred by the Company under this agreement, which commenced on May 20, 2005, were $31,875 and are included in selling, general and administrative expenses during the three months ended March 31, 2006.

In connection with delivering hardware and software to certain of its customers, Systems has engaged the Company to assist with certain elements of its customer contracts, including, but not limited to, hardware and software configuration and implementation. Such services are provided to Systems pursuant to an arrangement between the Systems and the Company. For the three months ended March 31, 2006, the Company has not provided any services to Systems.

In the normal course of business, the Company performs services for an entity affiliated with certain significant stockholders. The Company charged approximately $50,000 for such services during the three months ended March 31, 2006. At March 31, 2006, approximately $214,000 was owed to the Company, including amounts owed to UCA Services prior to the acquisition.

NOTE 9. SEGMENTS

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated by the chief operating decision maker or group in deciding how to allocate resources and in assessing performance. The Company operates in two business segments: VoIP and IT Services. These reportable segments are strategic business units that are in different phases of development that the Company manages and finances separately based on the fundamental differences in their operations. The Company defines segment earnings as earnings before interest, taxes, depreciation and amortization and other charges determined to be non-recurring in nature, such as restructuring and impairment charges.

Information about the Company operating segments, the presentation of which reflects changes in information that is now being made available to the Company's chief operating decision maker, is as follows:

                                                                       IT Services        VoIP       Corporate        Total
                                                                      ----------------------------------------------------------
For the three months ended March 31, 2006
Revenues                                                               $ 4,098,446     $   1,500   $         --    $  4,099,946
Loss before interest, taxes, depreciation and amortization                (210,301)     (220,075)    (9,691,103)    (10,121,479)
Net loss                                                                  (233,222)     (258,035)   (11,535,061)    (12,026,318)
Total assets                                                            15,357,086       465,112      1,501,925      17,324,123


Prior to the acquisition of UCA Services on May 20, 2005, the Company did not have operating segments.

                    NETFABRIC HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

                                                          For the Three Months
                                                             ended March 31,
                                                         -----------------------
                                                               2006         2005
                                                         ----------   ----------


Settlement of bridge loan with common stock              $     --     $  500,000
Contribution from officer, director and shareholder in
  connection with settlement of disputes                 $9,492,070   $     --
Discount on revolving note relating to warrants          $  513,820   $     --
Discount on convertible note relating to warrants        $  918,923   $     --
Discount on convertible debt relating to beneficial
  conversion feature                                     $  511,577   $   67,500
Non-cash interest expense paid                           $   47,500   $     --
Reissuance of warrants in connection with
  debt extinguishment                                    $  372,353   $     --
Amortization of debt discounts                           $1,444,529   $  221,873


NOTE 11. SUBSEQUENT EVENTS

On April 19, 2006, the Company sold Convertible Debentures (the "Debentures") in the face amount of $500,000 to five individuals including $150,000 face value to Fahad Syed, an officer and director, and $50,000 face value to Fred Nazem, a stockholder. The Debentures bear interest at 8% and are due on June 17, 2006. At the option of the Debenture holder, the Debentures can be converted into shares of the Company's common stock at a conversion price of $.50 per share. In connection with the sale, the Company issued two individuals warrants to acquire an aggregate of 200,000 shares of its common stock with a nominal exercise price. The warrants expire in three years from the date of issuance. For the other three individuals, the Company issued an aggregate of 225,000 shares of its common stock as additional consideration. For the three individuals, the Company has agreed to place 3,000,000 shares of its common stock as collateral with an escrow agent. There will not be any collateral for the Debentures issued to Fahad Syed and Fred Nazem.

The Company used the proceeds from the sale of the Debentures to repay $500,000 due to Macrocom pursuant to Macrocom Debenture issued in July of 2005 (See Note
5).

On May 5, 2006, the Company announced its decision to exit from the hardware-based VoIP communications product line (including resale of transport services) that is targeted at small to mid-sized businesses. In accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS No. 144"), the Company will present the results of operations from its VoIP business segment as discontinued operations in future periods.

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

CORPORATE HISTORY

         NetFabric Holdings, Inc. ("Holdings" "our", "we" or the "Company") were formerly known as Houston Operating Company and were incorporated in Delaware in August of 1989. On December 9, 2004, we entered into an Acquisition Agreement with all of the stockholders of NetFabric Corp. At the closing, which occurred at the same time as the execution of the Acquisition Agreement, we acquired all of the issued and outstanding capital stock of NetFabric Corp. from the stockholders in exchange for an aggregate of 32,137,032 newly-issued shares of our common stock. The acquisition was accounted for as a reverse merger whereby NetFabric Corp. was treated as the acquirer. NetFabric Corp. was incorporated in the State of Delaware on December 17, 2002, as a new corporation. On April 19, 2005, our name was changed from Houston Operating Company to NetFabric Holdings, Inc. and our stock symbol was changed from "HOOC" to "NFBH."

UCA SERVICES, INC. ACQUISITION

         On May 20, 2005, we entered into and closed on a share exchange agreement, whereby we purchased all of the issued and outstanding shares of UCA Services, Inc. ("UCA") from its shareholders in exchange for the issuance of 24,096,154 shares of our common stock. UCA is an IT services and solutions company that serves the information needs of a wide range of Fortune 500 clients in the financial markets industry as well as the pharmaceutical, health care and hospitality sectors. UCA delivers a broad range of IT services in managed services, professional services, infrastructure builds and maintenance and application development and maintenance areas.

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

        Our revenues from VoIP operations have been minimal. We have concluded that we cannot implement our original business for VoIP operations within resources we have or with the additional capital we can raise in the near term. In the recent past, we have scaled back our VoIP operations, including our product development efforts. On May 3, 2006, our Board of Directors decided to exit from the hardware-based VoIP communications product line (including resale of transport services) that is targeted to SMBs. For the year ended December 31, 2005, and three months ended March 31, 2006 we had a losses (unaudited) of $258,000 and $3,200,000, respectively, from our VoIP operations. We do not anticipate incurring material exit costs upon our exit from VoIP operations.

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

         We operate in two business segments in additional to corporate activities: VoIP and IT Services. We conduct our VoIP operations through our NetFabric Corp. subsidiary and our IT Services operations through our UCA subsidiary.

Comparison of Three Months Ended March 31 2006 and 2005:

Revenues. Revenues for the three months ended March 31, 2006, increased by $4,099,946 over the prior year, with such increase due to the UCA acquisition. Prior to the UCA acquisition, the Company had minimal revenues during the periods reported. We anticipate that our revenues will increase for fiscal year 2006 due to the full year impact of the UCA acquisition. On a pro forma basis, UCA had revenues of $4,173,834 for the three months ended March 31, 2006.

Direct employee compensation and consultant expenses. For the three months ended March 31, 2006, our direct employee compensation and consultant expenses increased by $2,994,370 to $2,997,103. The increase was due to increased revenues resulting from the UCA acquisition. We anticipate direct employee compensation and consultant expenses to increase for fiscal year 2006 in line with the anticipated increase in its revenues.

Selling, general and administrative expenses. Our selling, general and administrative expenses increased for the three months ended March 31, 2006 by $1,014,868 or 163.0% to $1,637,476. The increase was due to the UCA acquisition though off set by reduction of expenses in our VoIP operations. During 2006, we scaled back our VoIP operations and reduced our expenses in our VoIP operations.

Research and development. We did not incur any research and development expenses for the months ended March 31, 2006 compared $134,475 incurred in the comparable period in 2005. These expenses were incurred for our VoIP operations and represented the product development costs for our VoIP products, including associated engineering wages. In 2006, we have scaled back our development activities, and we do not anticipate incurring any material additional development expenses in fiscal year 2006.

Amortization of debt discount. Amortization of debt discount for the three months ended March 31, 2006 increased by $1,230,774 or 554.7% to $1,452,647. The increase was due to the amortization of debt discount resulting from the allocation of value to certain equity instruments issued in connection with debt issued in 2006 and 2005. At March 31, 2006 the aggregate unamortized debt discount was $2,076,160, which will be amortized and charged to operations over the term of the respective debt.

Depreciation and amortization. For the three months ended March 31, 2006 depreciation and amortization increased by $74,945 or 490.2% to $90,235, due to additional assets arising from the UCA acquisition. Amortization related to intangible assets acquired in the UCA acquisition was $55,004.

Interest expense. For the three months ended March 31, 2006 interest expense increased by $66,281 to $77,232 due to increased borrowing levels in 2006.

Derivative Financial Instruments. As a result of the change in the conversion terms of the October Convertible Debentures on October 27, 2005, we determined that the embedded conversion feature of the October Cornell Debenture became subject to the provisions of SFAS No. 133 and therefore we accounted for the embedded conversion feature as a liability in accordance with the guidance of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock"("EITF 00-19"). Accordingly, we recorded the fair value of the embedded conversion feature of $784,784 as a non-current liability on its balance sheet as of October 27, 2005 and a portion of the amounts previously recorded to additional paid-in capital as part of the Original Cornell Debentures were reclassified from equity to liabilities. For the three months ended March 31, 2006 we recorded a gain in value for derivative financial instruments of $336,352 related to the change in fair value of the embedded conversion feature which is recorded in the accompanying condensed consolidated statement of operations. As a result of the Cornell Repayment, the value of the embedded conversion future was reclassified to additional paid-in capital.

Debt extinguishment costs. As part of the Cornell Repayment we paid an early redemption charge of 15% of the principal amount redeemed or $248,724 which charge is included on the accompanying statement for operations for the three months ended March 31, 2006. In connection with the Cornell repayment we also agreed to reduce the exercise price of the 560,000 warrants from $0.50 to $0.40. The change in exercise price of the warrants was treated as a new issuance of warrants and was valued using the Black Scholes option-pricing model. The reduction in exercise price resulted in a fair value of $372,353 for the warrants, which was charged to operations for the three months ended March 31, 2006.

Non cash charge for dispute settlement. In January 2006, we entered into a termination agreement with a consultant. In connection with the termination, an individual who is our officer, director and stockholder transferred on 1,000,000 shares of our common stock to the benefit of the consultant. We accounted for the settlement expense, based on the value of the shares of our shares on the settlement date ($0.95) during the three months ended March 31, 2006. In February 2006, we entered into an amendment agreement with the former UCA shareholders. Pursuant the amendment agreement, an individual who is our officer, director and stockholder transferred 9,000,000 shares of our common stock owned by him to former UCA shareholders. Sine the settlement was not a contingency associated with the acquisition of UCA Services, we accounted for the shares transferred by the individual as an expense, based on the value of the shares, during the three months ended March 31, 2006.

Net loss. As a result of the foregoing, for the three months March 31, 2006, net loss increased by $11,018,388 or 1,093.2% to a loss of $12,026,318, compared to a net loss of $1,007,930 in the three months ended March 31, 2005. For the three months ended March 31, 2006, we had a loss of $233,222 from our IT Services and a loss of $258,035 from our VoIP Operations.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2006, our working capital deficiency was $3,080,202 compared to a working capital deficiency of $2,176,606 at December 31, 2005. The increase in the working capital deficiency was principally due to operating losses. During the three months ended March 31, 2006, we utilized cash from our operating activities of approximately $79,000 compared to approximately $755,000 utilized during the three months ended March 31, 2005.

         During the three months ended March 31, 2006, our operating losses, after adjusting non cash items utilized approximately $838,000 of cash, and working capital items provided approximately $759,000 of cash. The principal component of working capital was a decrease in our accounts payable and accrued expenses offset by an increase of deferred revenue or customer advance. During the three months ended March 31, 2005, our operating losses after adjusting for non cash items utilized approximately $735,000 of cash and working capital items utilized approximately $20,000 of cash.

         Pursuant to a financing commitment, in two separate closings in January and March 2005, we sold 1,000,000 shares of common stock to Macrocom Investors, LLC.("Macrocom") and 1,000,000 shares of common stock to Michael Millon, resulting in aggregate proceeds of $1,000,000 for $0.50 per share. Additionally, under this arrangement, Macrocom received warrants to purchase 2,000,000 shares of common stock at a purchase price of $1,500,000. The warrants expire in December 2006. We also issued 250,000 shares to Michael Millon as consideration for arranging the Macrocom financing.

         In February 2006, we repaid $ 70,000 owed to Fred Nazem, a stockholder of the Company and $200,000 owed to Fahad Syed, an officer and director of the Company. In addition, we repaid $100,000 due to Faisal Syed, a stockholder of the Company. Prior to our acquisition of UCA, UCA issued a promissory note to Faisal Syed for $100,000. The note bore interest at the rate of 6%. The promissory note together with accrued but unpaid interest, was due in June 2005.

         In February 2006, we along with our subsidiaries, entered into a Security Agreement, dated February 10, 2006 with Laurus Master Fund, Ltd., a Cayman Islands company ("Laurus"). Under the Security Agreement, Laurus purchased us a Secured Convertible Note, with a maturity date of February 10, 2009, in the aggregate principal amount of $1,500,000 and a Secured Non-Convertible Revolving Note ("Revolver') in the aggregate principal amount of $1,500,000. Availability under the notes is based on an advance rate equal to 90% of eligible accounts receivable, and Laurus has agreed to provide us an over advance for a specified period. The Secured Convertible Note has a three-year term, and bears interest at 1% above the prime rate, with a minimum interest rate of 8%. Laurus shall have the option, but not the obligation, at any time until the maturity date, to convert all or any portion of the Secured Convertible Note and accrued interest into shares of our common stock at an exercise price of $0.91 per share. If converted in full we would be obligated to issue an aggregate of 1,648,352 shares of our common stock. We have the option, to prepay the Secured Convertible Note by paying Laurus the applicable redemption premium. The Revolver has a three-year term, and bears interest at 1% above the prime rate, with a minimum interest rate of 8%.

         In connection with the borrowing, we issued to Laurus a common stock purchase option ("Option") to purchase up to 4,256,550 shares of our common stock for nominal consideration. Additionally, we entered into a registration rights agreement ("Registration Rights Agreement"), covering the registration of common stock underlying the Secured Convertible Note and the Option. Our obligations under the Secured Convertible Note and the Revolver are secured by first liens on all of our assets, and Laurus may accelerate all obligations under the notes upon an event of default.

         Our initial borrowing was approximately $2,300,000 and we utilized approximately $1,900,000 of the initial borrowing to repay all amounts owed to Cornell pursuant to a Secured Convertible Debenture, including an applicable redemption premium. At March 31, 2006, our availability and aggregate borrowings with Laurus was approximately $2,500,000 (face amount).

         Our revenues from VoIP operations have been minimal. We have concluded that we cannot implement our original business for VoIP operations within our resources or with the additional capital we can raise in the near term. On May 3, 2006, our Board of Directors decided to exit from the VoIP business. We do not anticipate incurring material exit costs upon our exit from VoIP operations.

         For the past two years, on a pro forma basis, our IT services revenues have grown. For continued growth, we need capital for both technology investments and working capital. Technology investments will improve our consultants with new skills thereby enabling us to obtain additional projects from our existing customers and from new customers. We can accomplish this either through investment and strategic partnership with new software companies or through hiring consultants and paying for their bench time until we obtain projects where they can be placed on a billable basis. We are in discussion with new software companies and anticipate such an investment to amount to approximately $500,000 in 2006. However, we have not finalized any agreement and there is no assurance that we that we will finalize any agreement and invest additional amounts. Working capital requirements are principally for additional receivables that need to be supported by an increased revenue base resulting from anticipated growth. We believe that the Revolver with Laurus will provide us the necessary working capital required for the accounts receivable growth.

         We anticipate our recurring capital expenses for 2006 to range between $50,000 and $100,000. We are also evaluating the need for additional software applications to support our back office functions. However, we have not completed our evaluation and do not have any commitment on this account.

         In order to execute our business plan and achieve our objectives for the near future, management believes it will require approximately $2,500,000 over the next 12 months for working capital. A significant component of this is for satisfying our obligations as they become due, both borrowing and vendor payables. Our ability to continue as a going concern and our future success are dependent upon our ability to raise capital in the near term to satisfy our current obligations. Management's plans in this regard include, but are not limited to current discussions and negotiations with a number of additional financing alternatives, one or more of which it believes will be able to successfully close to provide necessary working capital. There is no assurance that the Company will be successful in completing the financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

To date we have had minimal revenues from sale of communication equipment products that have been marketed only through a network of distributors and value added resellers ("VARs"). In the VAR channel, we recognize revenue at the time of shipment if all other contractual obligations to the VAR have been satisfied.

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

Fair Value of Financial Instruments

The fair value of the Company's assets and liabilities that qualify as financial instruments under Statement of Financial Accounting Standards ("SFAS") No. 107 "Disclosure about Fair Value of Financial Instruments", presented in the consolidated balance sheets as of March 31, 2006 and December 31, 2005 approximate their carrying amounts.

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

Stock-Based Compensation
Beginning January 1, 2006, we account for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123R. Under the fair value recognition provisions of SFAS 123R, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Stock-based compensation expense is calculated using the Black Scholes option pricing model on the date of grant. This option valuation model requires input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them ("expected term"), the estimated volatility of our common stock price over the expected term, and the number of options that will ultimately not complete their vesting requirements ("forfeitures"). Changes in these assumptions can materially affect the estimate of the fair value of employee stock options and consequently, the related amount of stock-based compensation expense recognized in the condensed consolidated statements of operations.

ITEM 3. CONTROLS AND PROCEDURES

A. Evaluation of Disclosure Controls and Procedures:

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act are accumulated and communicated to management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") , as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of our management, including our Chief Executive officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the CEO and CFC concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act are recorded, processed, summarized and reported as and when required.

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

                           PART II. OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2006,

We issued 50,000 shares of our common stock to Macrocom Investors, LLC to pay the accrued interest in kind. We also issued a vendor10626 shares of our common stock to offset amounts owed to the vendor.

On February 13, 2006, we entered into an agreement (the "Amendment") to amend the terms of the Share Exchange Agreement (the "Agreement") by and among the Company, UCA Services, Inc. ("UCA") and UCA Shareholders, dated May 20, 2005. Pursuant to the Amendment, we issued an aggregate of nine million shares of our common stock to the former Shareholders of UCA. To facilitate the transaction, Mr. Jeff Robinson, our CEO surrendered to us nine million shares of our common stock owned by him.

The foregoing shares were issued pursuant to exemptions from registration under Sections 3(a)(9) and 4(2) of the Securities Act of 1933.

ITEM 3.  Default Upon Senior Securities
         None

ITEM 4.  Submission of Matter to Vote of Security Holders
         None

ITEM 5.  Other Information
         None

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits:
         31.1 Rule 13a-14(a)/15d-14(a) Certification (CEO)
         31.2 Rule 13a-14(a)/15d-14(a) Certification (CFO)
         32.1 Section 1350 Certification (CEO)
         32.2 Section 1350 Certification (CFO)

(b) Reports on Form 8-K:
During the three months ended March 31, 2006, the Company filed;

(i) an 8-K for the event dated February 13, 2006 under Items 1.01 and 3.02 to report an amendment to the Share Exchange Agreement with former UCA Shareholders.

(iii) an 8-K for the event dated February 14,2006 under Items 1.01, 2.03 and
3.02 to report a financing transaction with Laurus Master Fund. LLC.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act , the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 22, 2006               By:  /s/ Syed Fahad
                                      ----------------------------
                                      Syed Fahad
                                      Chairman and Chief
                                      Executive Officer

                                      By:  /s/ Vasan Thatham
                                      ----------------------------
                                      Vasan Thatham
                                      Principal Financial Officer and
                                      Vice President