Form 10QSB
period 2006-06-30
NETFABRIC HOLDINGS, INC
filed 2006-08-22
CIK 1083220

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549

                                   FORM 10-QSB

        |X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                         COMMISSION FILE NUMBER: 0-21419

                            NETFABRIC HOLDINGS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)


              Delaware                                  76-0307819
   ---------------------------------------------------------------------------
   (State or Other Jurisdiction of         (I.R.S Employer Identification No.)
   Incorporation or Organization)

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

                                                  Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14, 2006, 74,293,883 shares of common stock, $.001 par value per share, of the issuer were outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                            NETFABRIC HOLDINGS, INC.

                                      INDEX

                                                                           Page

 PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets                           1

              Condensed Consolidated Statements of Operations                 2

              Condensed Consolidated Statement of Stockholders'
                 Equity                                                       3

              Condensed Consolidated Statements of Cash Flows                 4

              Notes to Condensed Consolidated Financial Statements            5

 Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     22

 Item 3.  Controls and Procedures                                            29

 PART II. OTHER INFORMATION                                                  29

 Item 1.  Legal Proceedings                                                  29

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        29

 Item 3.  Defaults Upon Senior Securities                                    29

 Item 4.  Submission of Matters to a Vote of Security Holders                29

 Item 5.  Other Information                                                  29

 Item 6.  Exhibits                                                           29

          Signatures                                                         30

                    NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            JUNE 30, 2006    DECEMBER 31, 2005
                                                             (UNAUDITED)         (NOTE 2)
                                                            -------------    -----------------
                                  ASSETS

CURRENT ASSETS:
  Cash                                                      $     191,363    $          9,540
  Trade accounts receivable, net                                1,935,386           2,090,201
  Due from related party                                          232,716             192,056
  Prepaid expenses and other current assets                       137,290              78,119
                                                            -------------    ----------------

     Total current assets                                       2,496,755           2,369,916

Property and equipment, net                                       179,513             164,984

Goodwill                                                       13,982,451          13,982,451

Other intangibles, net                                            989,709           1,099,717

Other assets                                                       12,392               9,994
                                                            -------------    ----------------

     TOTAL ASSETS                                           $  17,660,820    $     17,627,062
                                                            =============    ================

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Bridge loans, net of unamortized discount                 $          --    $        441,125
  Convertible debentures, net of unamortized discounts            521,852             366,666
  Note payable to officer, net of unamortized discount                 --             100,941
  Loans and advances from officer and stockholders                 52,639             202,639
  Accounts payable and accrued liabilities                      2,913,103           2,988,410
  Accrued compensation                                            399,050             380,722
  Deferred revenues and customer advances                       1,272,100              66,019
  Revolving note, net of unamortized discount                     487,825                  --
                                                            -------------    ----------------

     Total current liabilities                                  5,646,569           4,546,522
                                                            -------------    ----------------


Derivative financial instruments                                       --           4,087,517
Convertible debentures, net of unamortized discount                    --             612,059
Convertible note, net of unamortized discount                     191,606                  --
                                                            -------------    ----------------

     Total liabilities                                          5,838,175           9,246,098
                                                            -------------    ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock, $.001 par value, 100,000,000 shares
    authorized, 66,043,883 and 62,44,357 and outstanding,
    respectively                                                   66,044              62,448
  Additional paid-in capital                                   34,854,832          16,657,804
  Deferred employee compensation                                       --             (36,478)
  Accumulated deficit                                         (23,098,231)         (8,302,810)
                                                            -------------    ----------------

     Total stockholders' equity                                11,822,645           8,380,964
                                                            -------------    ----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  17,660,820    $     17,627,062
                                                            =============    ================

      See Notes to Unaudited condensed consolidated Financial Statements.

                    NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                              THREE MONTHS      THREE MONTHS       SIX MONTHS        SIX MONTHS
                                             ENDED JUNE 30,    ENDED JUNE 30,    ENDED JUNE 30,    ENDED JUNE 30,
                                                 2006               2005              2006              2005
                                              (UNAUDITED)        (UNAUDITED)       (UNAUDITED)       (UNAUDITED)
                                             --------------    --------------    --------------    --------------

Revenues                                     $    4,299,958    $    2,273,330    $   8,398,404    $    2,273,330
                                             --------------    --------------    --------------    --------------

OPERATING EXPENSES:
  Direct employee compensation and
  consultant expenses                             3,198,055         1,780,808         6,195,158         1,780,808
  Selling, general and administrative
    expense                                       1,472,958           775,666         2,894,017           775,666
  Non-cash charge for dispute settlements                --                --         9,492,070                --
  Non-cash charge for employee share-based
  compensation                                       92,062            32,828           181,681            32,828
  Depreciation and amortization                      72,259            37,908           142,427            37,908
                                             --------------    --------------    --------------    --------------
     Total operating expenses                     4,835,334         2,627,210        18,905,353         2,627,210

                                             --------------    --------------    --------------    --------------
Loss from operations                               (535,376)         (353,880)      (10,506,949)         (353,880)

OTHER INCOME / (EXPENSE):
  Amortization of debt discounts and debt
  issuance costs                                   (783,781)         (132,353)       (2,236,428)         (354,226)
  Interest and bank charges                         (90,676)          (22,666)         (167,908)          (33,617)
  Gain on derivative financial instruments               --                --           336,352                --
  Debt extinguishment costs                      (1,125,000)               --        (1,746,077)               --

                                             --------------    --------------    --------------    --------------
     Total other income / (expense)              (1,999,457)         (155,019)       (3,814,061)         (387,843)


                                             --------------    --------------    --------------    --------------
Loss before provision for income taxes           (2,534,833)         (508,899)      (14,321,010)         (741,723)

Provision (benefit) for income taxes                     --                --                --                --
                                             --------------    --------------    --------------    --------------

LOSS FROM CONTINUING OPERATIONS                  (2,534,833)         (508,899)      (14,321,010)         (741,723)
                                             --------------    --------------    --------------    --------------

DISCONTINUED OPERATIONS:

     Loss from operations of discontinued
       segment                                     (234,269)         (637,203)         (474,411)       (1,412,309)
                                             --------------    --------------    --------------    --------------

NET LOSS                                     $   (2,769,102)   $   (1,146,102)   $  (14,795,421)   $   (2,154,032)
                                             ==============    ==============    ==============    ==============

Net loss from continuing operations
per common share, basic and diluted          $        (0.04)   $        (0.01)   $        (0.23)   $        (0.02)
                                             ==============    ==============    ==============    ==============

Net loss from discontinued operations
per common share, basic and diluted          $        (0.00)   $        (0.01)   $        (0.00)   $        (0.03)
                                             ==============    ==============    ==============    ==============
Net loss per common share, basic and
  diluted                                    $        (0.04)   $        (0.02)   $        (0.23)   $        (0.05)
                                             ==============    ==============    ==============    ==============

Weighted average number of shares
     outstanding, basic and diluted              64,066,520        48,773,506        63,283,310        42,635,842
                                             ==============    ==============    ==============    ==============

      See Notes to Unaudited condensed consolidated Financial Statements.

                    NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                         COMMON STOCK
                                                                  ---------------------------
                                                                                                   ADDITIONAL
                                                                     SHARES       PAR VALUE     PAID-IN CAPITAL
                                                                  ------------   ------------   ---------------

Balances at December 31, 2005                                       62,448,357   $     62,448   $    16,657,804

  Issuance of common shares in connection with settlement of
    payable                                                             60,526             61            57,439
  Value of contributions from stockholder in connection with
  settlement of disputes                                                    --             --         9,492,070
  Employee share-based compensation                                         --             --           181,681
  Reclassification of deferred employee stock option
  compensation                                                              --             --           (36,478)
  Allocation of value to beneficial conversion feature in
  connection with issuance of convertible note                              --             --           511,577
  Issuance of options and warrants in connection with debt
    financing                                                               --             --         1,432,743
  Reissuance of warrants in connection with debt extinguishment             --             --           372,353
  Reclassification of derivative financial instrument
  relating to beneficial conversion feature                                 --             --           804,307
  Reclassification of derivative financial instrument relating
   to warrants                                                              --             --         2,946,858
  Settlement of bridge loans with common stock                       2,500,000          2,500         1,622,500
  Conversion of convertible debenture issued to officer with
    common stock                                                       100,000            100            49,900
  Issuance of shares in connection with extension of
    convertible debenture to officer                                   100,000            100            29,900
  Allocation of value to beneficial conversion feature issued
    in connection with issuance of convertible debenture                    --             --           322,755
  Allocation of value for warrants issued in connection with
    convertible debentures                                                  --             --            90,739
  Allocation of value for common shares issued in connection
    with convertible debentures                                        525,000            525           164,510
  Allocation of value for warrants issued in connection with
    extension of convertible debentures                                     --             --            99,107
  Allocation of value of common shares issued in connection
    with extension of convertible debentures                           150,000            150            37,944
  Issuance of common shares for services                               160,000            160             4,507
  Issuance of warrants for services                                         --             --            12,616
  Net loss                                                                  --             --                --
                                                                  ------------   ------------   ---------------

BALANCES AT JUNE 30, 2006 (UNAUDITED)                               66,043,883   $     66,044   $    34,854,832
                                                                  ============   ============   ===============

                                                                    DEFERRED       ACCUMULATED          TOTAL
                                                                  COMPENSATION       DEFICIT      STOCKHOLDERS' EQUITY
                                                                  ------------    ------------    --------------------

Balances at December 31, 2005                                     $    (36,478)   $ (8,302,810)   $          8,380,964

  Issuance of common shares in connection with settlement of
    payable                                                                 --              --                  57,500
  Value of contributions from shareholder in connection with
  settlement of disputes                                                    --              --               9,492,070
  Employee share-based compensation                                         --              --                 181,681
  Reclassification of deferred employee stock option
  compensation                                                          36,478              --                      --
  Allocation of value to beneficial conversion feature in
  connection with issuance of convertible note                              --              --                 511,577
  Issuance of options and warrants in connection with debt
    financing                                                               --              --               1,432,743
  Reissuance of warrants in connection with debt extinguishment             --              --                 372,353
  Reclassification of derivative financial instrument
  relating to beneficial conversion feature                                 --              --                 804,307
  Reclassification of derivative financial instrument relating
   to warrants                                                              --              --               2,946,858
  Settlement of bridge loans with common stock                              --              --               1,625,000
  Conversion of convertible debenture issued to officer with
    common stock                                                            --              --                  50,000
  Issuance of shares in connection with extension of
    convertible debenture to officer                                        --              --                  30,000
  Allocation of value to beneficial conversion feature issued
    in connection with issuance of convertible debenture                    --              --                 322,755
  Allocation of value for warrants issued in connection with
    convertible debentures                                                  --              --                  90,739
  Allocation of value for common shares issued in connection
    with convertible debentures                                             --              --                 165,035
  Allocation of value for warrants issued in connection with
    extension of convertible debentures                                     --              --                  99,107
  Allocation of value of common shares issued in connection
    with extension of convertible debentures                                --              --                  38,094
  Issuance of common shares for services                                    --              --                   4,667
  Issuance of warrants for services                                         --              --                  12,616
  Net loss                                                                  --     (14,795,421)            (14,795,421)
                                                                  ------------    ------------    --------------------

BALANCES AT JUNE 30, 2006 (UNAUDITED)                             $         --    $(23,098,231)   $         11,822,645
                                                                  ============    ============    ====================

      See Notes to Unaudited condensed consolidated Financial Statements.

                    NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  SIX MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                                      2006 (UNAUDITED)              2005 (UNAUDITED)
                                                                  -------------------------    -------------------------

OPERATING ACTIVITIES
  Net loss                                                        $             (14,795,421)   $              (2,154,032)
  Loss from discontinued operations                                                 474,411                    1,412,309
  Adjustments to reconcile net loss to net cash used in
    operating activities:
  Non-cash charge for options issued
  to non-employees                                                                   43,054                       10,313
  Non-cash charges for shares and warrants issued for services                       17,283                           --
  Non-cash charge for interest expense                                               22,500                           --
  Non-cash charge for settlement of disputes                                      9,492,070                           --
  Non-cash charge in connection with settlement of debt                           1,125,000
  Non-cash charge for reissuance of warrants in connection with
  debt extinguishment                                                               372,353                           --
  Non-cash charge for amortization
  of employee deferred compensation                                                      --                       22,515
  Non-cash charge for employee share based compensation                             181,681
  Non-cash gain on derivative financial instrument                                 (336,352)                          --
  Amortization of debt discounts                                                  2,218,130                      354,226
  Amortization of debt issuance costs                                                18,298                           --
  Depreciation and amortization                                                     142,427                       37,908
  Changes in operating assets and liabilities:
     Inventory                                                                           --                     (137,236)
     Trade accounts receivable                                                      154,815                     (306,622)
     Due from related party                                                         (40,660)                          --
     Prepaid expenses and other current assets                                     (102,224)                     (42,719)
     Other assets                                                                        --                       32,740
     Accounts payable and accrued liabilities                                       (18,735)                   1,058,426
     Accrued compensation                                                            18,328                      239,314
     Deferred revenues and advances                                               1,206,081                     (312,407)
                                                                  -------------------------    -------------------------
  Net cash provided by continuing operations                                        193,039                      214,735
  Net cash used in discontinued operations                                         (454,344)                  (1,369,025)
                                                                  -------------------------    -------------------------

  Net cash used in operating activities                                            (261,305)                  (1,154,290)
                                                                  -------------------------    -------------------------

INVESTING ACTIVITIES
  Direct acquisition costs of UCA Services                                               --                     (187,000)
  Purchases of property and equipment                                               (67,015)                     (78,342)
                                                                  -------------------------    -------------------------

  Net cash used in investing activities                                             (67,015)                    (265,342)
                                                                  -------------------------    -------------------------

FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                                 --                    1,000,000
  Loans and advances from stockholders and officers                                  20,000                      370,000
  Repayment of note to officer                                                     (200,000)                          --
  Convertible debentures issued                                                     650,000                           --
  Repayments of bridge loans                                                       (500,000)                          --
  Repayment of convertible debentures                                            (1,658,160)                          --
  Proceeds from issuance of revolving note, net                                     958,500                           --
  Proceeds from issuance of convertible note, net                                 1,430,500                           --
  Debt issuance costs                                                               (20,697)                          --
  Repayment of loans from officer and director                                     (170,000)                          --
                                                                  -------------------------    -------------------------

  Net cash provided by financing activities                                         510,143                    1,370,000
                                                                  -------------------------    -------------------------

NET INCREASE IN CASH                                                                181,823                      (49,632)
CASH AT BEGINNING OF PERIOD                                                           9,540                       67,719
                                                                  -------------------------    -------------------------

CASH AT END OF PERIOD                                             $                 191,363    $                  18,087
                                                                  =========================    =========================

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest expense                                  $                  70,727    $                  12,500
                                                                  =========================    =========================

  Cash paid for income taxes                                      $                      --    $                      --
                                                                  =========================    =========================


      See Notes to Unaudited condensed consolidated Financial Statements.

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

NetFabric, a Delaware corporation incorporated on December 17, 2002, began operations in July 2003. NetFabric develops and markets Voice Over Internet Protocol ("VoIP") appliances that simplify the integration of standard telephone systems with an IP infrastructure. On May 5, 2006, the Company announced its decision to exit from the hardware-based VoIP communications product line (including resale of transport services) that is targeted at small to mid-sized businesses. In accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS No. 144"), the Company has presented the results of operations from its VoIP business segment as discontinued operations in the accompanying condensed consolidated balance sheets, statements of operations and statements of cash flows (Note 3).

On May 20, 2005, Holdings entered into and closed on a share exchange agreement ("Exchange Agreement"), whereby Holdings acquired all of the issued and outstanding shares of UCA Services, Inc. ("UCA Services") from its shareholders in exchange for the issuance of 24,096,154 shares of common stock of Holdings (See Note 4). Holdings emerged from the development stage upon the acquisition of UCA Services.

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

MANAGEMENT'S PLANS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis. As shown in the accompanying condensed consolidated financial statements, the Company has incurred accumulated losses totaling $23,098,231 and a working capital deficit of $3,149,814 at June 30, 2006. These factors, among others, indicate that the Company may be unable to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management recognizes that the Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow the Company to continue the development of its business plans and satisfy its current and long-term obligations on a timely basis. The Company believes that it will be able to complete the necessary steps in order to meet its cash requirements for the next 12 months and continue its business development efforts. Management's plans in this regard include, but are not limited to, the following:

      o     Settlement of liabilities with the Company's common stock.

      o Current discussions and negotiations with a number of additional financing alternatives, one or more of which management believes it will be able to successfully close to provide necessary working capital. There is no assurance that the Company will be successful in completing a financing (Note 11).

In order to execute its business plan and achieve its objectives for the near future, management believes it will require approximately $2,000,000 over the remainder of fiscal year 2006 for working capital. A significant component of this is for satisfying the Company's obligations as they become due, both borrowing and vendor payables. Accordingly, the Company needs to raise additional financing and generate cash flows from its operations. Should additional cash flows not be available, management believes that the Company would have the ability to restructure its operations and if necessary initiate significant reductions in expenses. In addition, the Company will have to negotiate with its lenders to extend the repayment dates of its indebtedness. There can be no assurance, however, that the Company will be able to successfully restructure its operations or debt obligations in the event it fails to obtain additional financing.

                    NETFABRIC HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

BASIS OF PRESENTATION / INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the three and six months ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for any other interim period or any future year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2005 consolidated financial statements, including the notes thereto, which are included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 filed on April 17, 2006.

RECLASSIFICATIONS

Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current period presentation.

As a result of the Company's decision to exit the VoIP hardware business, previously reported financial statements have been reclassified as discontinued operations to conform to current period presentation.

ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management's most difficult and subjective judgments include provisions for bad debts, depreciable/amortizable lives, impairment of long-lived assets, accounting for goodwill and other intangible assets, the fair value of the Company's common stock, the fair value of options and warrants issued for services, the allocation of proceeds from certain financings to equity instruments and the computation of other reserves. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

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

                    NETFABRIC HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. These estimated losses are based upon historical bad debts, specific customer creditworthiness and current economic trends. If the financial condition of a customer deteriorates, resulting in the customer's inability to make payments within approved credit terms, additional allowances may be required. The Company performs credit evaluations of its customers' financial condition on a regular basis, and has not experienced any material bad debt losses to date. The Company did not record any provisions for doubtful accounts during the three and six months ended June 30, 2006 and 2005.

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

The Company's services have been provided primarily to a limited number of clients located worldwide in a variety of industries. The Company had revenues from 3 clients representing 55% (32%, 12%, and 11%, respectively) of revenues during the three months ended June 30, 2006. The Company had revenues from 3 clients representing 54% (31%, 12% and 11%, respectively) of revenues during the six months ended June 30, 2006.

The Company generally does not require its clients to provide collateral. Additionally, the Company is subject to a concentration of credit risk with respect to its accounts receivable. The Company had 3 clients accounting for 46% (25%, 11% and 10%, respectively) of total gross accounts receivable as of June 30, 2006.

GOODWILL

Goodwill represents the Company's allocation of the cost to acquire UCA Services in excess of the fair value of net assets acquired. The purchase price and its allocation, to reflect the fair values of identifiable assets acquired and liabilities assumed, have been based upon management's evaluation, including independent valuation.

Under SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"), goodwill is not amortized but is reviewed for impairment annually. The Company performs its annual goodwill impairment testing, by reportable segment, in the second quarter of each year, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which are dependent on internal forecasts, estimation of the long-term rate of growth for UCA Services, the useful life over which cash flows will occur, and determination of UCA Services cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for UCA Services.

OTHER INTANGIBLES

Other intangible assets with finite lives are accounted for under the provisions of SFAS No. 142. These intangible assets arise from business combinations and consist of customer relationships and restricted covenants related to employment agreements that are amortized, on a straight-line basis, over periods of up to six years. The Company follows the impairment provisions and disclosure requirements of SFAS No. 142. Accordingly these intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

                    NETFABRIC HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company's assets and liabilities that qualify as financial instruments under statement of financial accounting standards ("SFAS") No. 107 "Disclosure about Fair Value of Financial Instruments", approximate their carrying amounts presented in the balance sheets at June 30, 2006 and December 31, 2005.

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

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's condensed consolidated statements of operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under the intrinsic value method, stock-based compensation expense was recognized in the Company's condensed consolidated statement of operations based on the difference between the exercise price of the Company's stock options granted to employees and directors, and the fair market value of the underlying stock at the date of grant.

                    NETFABRIC HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year. The Company's condensed consolidated financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of adoption of SFAS 123(R). In accordance with the modified prospective transition method, the Company's condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of adoption of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2006 was $92,062 and $181,681, respectively. Stock-based compensation expense related to employee stock options accounted for under APB 25 prior to January 2006 would have been $175,364 and $466,401 during the three and six months ended June 30, 2005, respectively, if SFAS 123(R) had been adopted.

Share-based compensation expense recognized in the Company's condensed consolidated statements of operations for the three and six months ended June 30, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123.

SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. As there were only a nominal amount of option holders as of January 1, 2006, management evaluated each of the grants outstanding upon adoption of SFAS 123(R) to determine an appropriate forfeiture rate. Based on this evaluation and considering options which were cancelled during management's evaluation in the six months ended June 30, 2006, the Company adjusted the value of the options outstanding as of January 1, 2006 for actual cancellations during the three and six months ended June 30, 2006. After adjusting for the value such cancellations, management determined that a forfeiture rate was not required for the remaining outstanding option grants. This determination was based principally on the nature of the option holder's involvement with the Company and the quantity held by such individuals. In the Company's pro forma information required under SFAS 123 for the periods prior to fiscal year 2006, the Company accounted for forfeitures as they occurred. Effectively, for all periods presented forfeitures have been accounted for as they occurred.

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

The net loss for the three and six months ended June 30, 2005 includes compensation charges related to options granted to employees based on the intrinsic value method. The following table illustrates the pro forma effect on net loss and net loss per common share assuming the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS 148"), instead of the intrinsic value method under APB No. 25 to stock based employee compensation for the three and six months ended June 30, 2005:

                                                            THREE MONTHS ENDED     SIX MONTHS ENDED
                                                              JUNE 30, 2005         JUNE 30, 2005
                                                            ------------------    ------------------
Net loss as reported                                        $       (1,146,102)   $       (2,154,032)
Add: Stock-based employee compensation expense included
  in reported loss                                                       4,207                22,515
Deduct: Total stock-based compensation expense determined
  under the fair value based method                                   (175,364)             (466,401)
                                                            ------------------    ------------------
Net loss pro forma                                          $       (1,317,259)   $       (2,597,918)
                                                            ==================    ==================
Loss per Common Share--Basic and Diluted:
  As reported                                               $            (0.02)   $            (0.05)
  Pro forma                                                 $            (0.03)   $            (0.06)


As of June 30, 2006, the unvested portion of share-based compensation expense attributable to employees and directors stock options and the period in which such expense is expected vest and be recognized is as follows:

           Remainder of year ending December 31, 2006            $    186,564
                        Year ending December 31, 2007                 116,077
                        Year ending December 31, 2008                  94,775
                        Year ending December 31, 2009                  53,154
                        Year ending December 31, 2010                   4,883
                                                                 ------------
                                                                 $    455,453
                                                                 ============


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

                    NETFABRIC HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EARNINGS (LOSS) PER SHARE

The Company calculates earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." SFAS No. 128 computes basic earnings (loss) per share by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period plus the effects of any potentially dilutive securities. Diluted earnings (loss) per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. The Company's potentially dilutive securities include common shares which may be issued upon exercise of its stock options, and warrants and the conversion of convertible debt.

Diluted loss per share for the three and six months ended June 30, 2006 and 2005 exclude potentially issuable common shares of 17,118,624 and 9,287,526, respectively, primarily related to the Company's outstanding stock options, warrants and convertible debt, because the assumed issuance of such potential common shares is antidilutive.

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

NOTE 3. DISCONTINUED OPERATIONS

On May 5, 2006, the Company announced its decision to exit from the hardware-based VoIP communications product line (including resale of transport services) that is targeted at small to mid-sized businesses. In accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS No. 144"), the Company recorded losses from discontinued operations of $234,269 and $474,411 for the three and six months ended June 30, 2006 respectively. The Company has reclassified prior period results to conform with the current period presentation. Accordingly, $637,203 and $1,412,309 for the three and six months ended June 2005, respectively, have been classified as loss from discontinued operations. Revenues from VoIP operations have been nominal in all periods presented and operating expenses are the losses reported.

NOTE 4. INTANGIBLE ASSETS

The Company's intangible assets, consisting of customer contacts and restricted covenants related to employment agreements, were acquired and initially accounted for at fair values at the acquisition date using the purchase method of accounting. The following table summarizes the net asset value for each intangible asset category as of June 30, 2006:

                           Gross Asset      Accumulated      Net Asset
                              Value        Amortization       Value
                           ------------    ------------    ------------

Customer relationships     $  1,153,424    $   (216,267)   $    937,157
Covenants not to compete         83,333         (30,781)         52,552

                           ------------    ------------    ------------
                           $  1,236,757    $   (247,048)   $    989,709
                           ============    ============    ============


The Company did not have any intangibles prior to the acquisition of UCA Services in May 2005.

NOTE 5. ACQUISITION

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

                    NETFABRIC HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The purchase price of $14,010,000 consisted of $13,823,000 of common stock and $187,000 of acquisition costs. The fair value of Holdings' common stock issued in exchange for the shares of UCA Services was based an independent appraisal of assets acquired and liabilities assumed.

The determination of the purchase price and its allocation to the fair values of the assets acquired and liabilities acquired as reflected in the consolidated financial statements have been based on the Company's valuation, including the use of an independent appraisal. The fair value of the assets and liabilities assumed in the acquisition of UCA Services are as follows:

Accounts receivable                                     $    2,153,968
Property, plant, other assets and equipment                    190,602
Customer relationship intangible                             1,153,424
Non-compete intangible                                          83,333
Accounts payable and accrued expenses                       (2,481,077)
Deferred revenue and advances                               (1,072,701)
                                                        ---------------
Net assets acquired                                     $       27,549
                                                        ===============


The Company recognized goodwill of $13,982,451 as a result of the cost in excess of the net assets acquired of UCA Services. Such goodwill is assigned to the Company's IT services segment. Any charge to expense related such goodwill will not be deductible for tax purposes.

Summarized below are the pro forma unaudited results of operations for the three and six months ended June 30, 2005 as if the results of UCA Services were included for the entire periods presented. The pro forma results may not be indicative of the results that would have occurred if the acquisition had been completed at the beginning of the period presented or which may be obtained in the future:

                                             For the three    For the six months
                                             months ended         ended,
                                             June 30, 2005     June 30, 2005
                                             -------------    -----------------

Revenues                                     $   4,980,848    $       9,154,682
Net loss                                        (2,031,255)          (3,039,185)
Basic and diluted net loss common share      $       (0.03)   $           (0.05)
Weighted average common shares outstanding      61,748,358           61,140,623

                    NETFABRIC HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. DEBT FINANCINGS

Debt financings consist of the following as of June 30, 2006 and December 31, 2005:

                                                                              June 30, 2006
                                                                            Unamortized Debt
                                                              Principal         Discount            Net
                                                             -----------    ----------------    -----------

April 2006 Debentures, due September 15, 2006                $   500,000    $       (114,831)   $   385,169
Convertible debenture payable to stockholder
  due August 4, 2006                                             150,000             (48,219)       101,781
Convertible debentures payable to stockholder and director
  due September 15, 2006                                          50,000             (15,098)        34,902
Laurus Revolving Note due February 10, 2009                    1,028,000            (540,175)       487,825
Laurus Convertible Note due February 10, 2009                  1,500,000          (1,308,394)       191,606
Loans and advances from officer and directors                     52,639                  --         52,639

                                                             -----------    ----------------    -----------
                                                             $ 3,280,639    $     (2,026,717)   $ 1,253,922
                                                             ===========    ================    ===========


During the three and six months ended June 30, 2006, $773,601 and $2,218,130, respectively, of the debt discounts were amortized into amortization of debt discounts and debt issuance costs in the accompanying condensed statements of operations. During the three and six months ended June 30, 2005, $132,353 and $354,226, respectively, of the debt discounts were amortized into amortization of debt discounts and debt issuance costs on the accompanying statements of operations.

                                                                            December 31, 2005
                                                                            Unamortized Debt
                                                              Principal         Discount             Net
                                                             -----------    -----------------    -----------

Macrocom Bridge Loan II, due October 10, 2006                $   500,000    $         (58,875)   $   441,125
Macrocom Convertible Debenture due April 15, 2006                500,000             (194,444)       305,556
Convertible debentures payable to stockholder and director
due April, 15, 2006                                              100,000              (38,890)        61,110
Cornell convertible debenture                                  1,658,160           (1,046,101)       612,059
Note payable issued to officer                                   200,000              (99,059)       100,941
Loans and advances from officer and directors                    202,639                   --        202,639

                                                             -----------    -----------------    -----------
                                                             $ 3,160,799    $      (1,437,369)   $ 1,723,430
                                                             ===========    =================    ===========


APRIL 2006 PRIVATE PLACEMENT

On April 19, 2006, the Company sold Convertible Debentures (the "April 2006 Debentures") in the face amount of $500,000 to five individuals (the "Debenture Holders" or a "Debenture Holder") including $150,000 face value to an officer and director, and $50,000 face value to a stockholder. The April 2006 Debentures bear interest at 8% and were due originally on June 17, 2006. At the option of the Debenture Holders, the April 2006 Debentures can be converted into shares of the Company's common stock at a conversion price of $.50 per share. In connection with the sale, the Company issued to two Debenture Holders warrants to acquire an aggregate of 200,000 shares of its common stock with a nominal exercise price. The warrants expire in three years from the date of issuance. The remaining three Debenture Holders received an aggregate of 225,000 shares of the Company's common stock as additional consideration. In connection with the issuance of the debt to the three Debenture Holders the Company has agreed to place 3,000,000 shares of its common stock as collateral with an escrow agent. No collateral has been issued for the debentures issued to the officer and director and to the stockholder.

                    NETFABRIC HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company used the proceeds from the sale of the April 2006 Debentures to repay $500,000 due to the Macrocom pursuant to Macrocom Debenture issued in July of 2005.

The Company allocated the $500,000 of proceeds received from the April 2006 Debentures based on the computed relative fair values of the debt, warrants and stock instruments issued. The fair value of the shares issued was $168,750 which resulted in a relative fair value of $103,271. The warrants issued were valued using a Black-Scholes option-pricing model with the following assumptions: (1) common stock fair value of $0.75 per share (2) expected volatility of 71.26%,
(3) risk-free interest rate of 4.86%, (4) life of 3 years and (5) no dividend, which resulted in a fair value of $148,271 and a relative fair value of $90,739. Additionally, the resulting relative fair value allocated to the debt component was used to measure the intrinsic value of the embedded conversion option of the April 2006 Debentures which resulted in a beneficial conversion feature with a fair value of $444,010. The relative fair value of $305,990 was recorded to additional paid-in capital. The value of the beneficial conversion feature was limited to the amount of the proceeds allocated to the debt component of the April 2006 Debentures. The aggregate amounts allocated to the warrants, stock instruments and beneficial conversion feature, of $500,000 were recorded as a debt discount at the date of issuance of the April 2006 Debentures and were amortized to interest expense using the interest method over the originally stated term of the April 2006 Debentures. During the three and six months ended June 30, 2006, $500,000 of discount was accreted and recorded as amortization of debt discounts and debt issuance costs on the accompanying statements of operations.

In June 2006, the Company and the Debenture Holders entered into an agreement to extend the term of the April 2006 Debentures to September 15, 2006. In exchange for the extension, the Company issued to the holders an aggregate of 150,000 shares of its common stock and warrants to acquire an aggregate of 400,000 shares of its common stock with a nominal exercise price. The warrants expire in three years from the date of issuance. The fair value of the shares of common stock and warrants approximated $137,201 and was recorded as additional discount and is being amortized over the new term of the April 2006 Debentures. For the three and six months ended June 30, 2006 $22,370 of discount was accreted and recorded as amortization of debt discounts resulting in carrying value of $385,169 on the April 2006 Debentures June 30, 2006.

STOCKHOLDER CONVERTIBLE DEBENTURE, DUE AUGUST 2006

On June 8, 2006, the Company sold a Convertible Debenture in the face amount of $150,000 to a stockholder (the "Stockholder Convertible Debenture"). The Stockholder Convertible Debenture bears interest at 8% and is due on August 4, 2006. At the option of the holder, the Stockholder Convertible Debenture can be converted into shares of the Company's common stock at a conversion price of $.50 per share. In connection with the sale, the Company issued 300,000 shares of its common stock as additional consideration.

The Company allocated the $150,000 of proceeds received from the Stockholder Convertible Debenture based on the computed relative fair values of the debt and stock instruments issued. The fair value of the common stock issued was $105,000 which resulted in a relative fair value of $61,764. Additionally, the resulting relative fair value allocated to the debt component was used to measure the intrinsic value of the embedded conversion option of the Stockholder Convertible Debenture which resulted in a beneficial conversion feature of $16,765 recorded to additional paid-in capital. The aggregate amounts allocated to the stock instruments and beneficial conversion feature, of $78,529 were recorded as a debt discount at the date of issuance of the Stockholder Convertible Debenture and are being amortized to interest expense using the interest method over the stated term of the Stockholder Convertible Debenture. During the three and six months ended June 30, 2006, $30,310 of discount was accreted and recorded as amortization of debt discounts resulting in carrying value of $101,781 on the Stockholder Convertible Debenture at June 30, 2006.

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

                    NETFABRIC HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As a result of the Loan I and Loan II financing transactions, total debt discounts of $411,403 were recorded on Loan I and Loan II (the "Bridge Loans") during 2004, including the value of the beneficial conversion feature of $187,801 on Loan II. During the three and six months ended June 30, 2005, $132,353 and $354,226, respectively of the discounts were amortized on the accompanying consolidated statements of operations.

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

On October 10, 2005 Macrocom did not require repayment or conversion of Loan II to common stock. Company and Macrocom agreed to extend the due date for Loan II until October 10, 2006. As a result of the modification of the term, a debt discount of $100,758 was recorded on October 10, 2005 on Loan II which will be amortized from October 11, 2005 through October 10, 2006. During the three and six months ended June 30, 2006, $40,982 and $58,875, respectively, of the discount was amortized on the accompanying consolidated statements of operations.

On May 24, 2006 the Company entered into a Waiver and Agreement to Convert ("Agreement") with Macrocom. Pursuant to the Agreement, Macrocom agreed immediately to elect to convert Loan II issued by the Company in the principal amount of $500,000, including all interest accrued thereon, into 1,000,000 shares of restricted common stock of the Company. In addition, Macrocom and the Company agreed to waive and release each other from any claims in connection with Loan II and all other agreements executed to date between Macrocom and the Company. In exchange for the waiver and the Loan II conversion, the Company agreed to issue to Macrocom 1,500,000 shares additional shares of restricted common stock. The fair value of the additional consideration was $1,125,000 and the amount was charged to operations during the three months ended June 30, 2006 as debt extinguishment costs.

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

MACROCOM CONVERTIBLE DEBENTURES

On July 19, 2005, the Company issued a convertible debenture in the amount of $500,000 to Macrocom Investors, LLC ("Macrocom") (the "Macrocom Debenture"). The Macrocom Debenture bore interest at 5% per annum and was due on April 15, 2006. At the option of Macrocom, the Macrocom Debenture could have been converted into shares of the Company's common stock at a conversion price of $.50 per share. The Company also issued Macrocom warrants to acquire 1,000,000 shares of the Company's common stock at an exercise price of $1.50 per share. The warrants expire in three years from the date of issuance. Additionally, the Company issued 375,000 shares of the Company's common stock to Macrocom as additional consideration. As collateral for the Macrocom Debenture, the Company placed 5,000,000 shares of its common stock with an escrow agent.

                    NETFABRIC HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company allocated the $500,000 of proceeds received from the Macrocom Debenture based on the computed relative fair values of the debt, warrants and stock instruments issued. Additionally, the resulting relative fair value allocated to the debt component was used to measure the intrinsic value of the embedded conversion option of the Macrocom Debenture which resulted in a beneficial conversion feature recorded to additional paid-in capital. The value of the beneficial conversion feature was limited to the amount of the proceeds allocated to the debt component of the Macrocom Debenture. The aggregate amounts allocated to the warrants, stock instruments and beneficial conversion feature, of $500,000 were recorded as a debt discount at the date of issuance of the Macrocom Debenture and were amortized to interest expense using the interest method over the stated term of the Macrocom Debenture. During the three and six months ended June 30, 2006, $27,778 and $194,444, respectively of discount was accreted and recorded as interest expense on the accompanying statements of operations. In April 2006, the Macrocom Debenture was repaid in full from the proceeds of the April 2006 Debenture debt financing.

DIRECTOR AND OFFICER CONVERTIBLE DEBENTURES

On July 19, 2005, the Company agreed with a director, who is also a stockholder, and an entity affiliated with an officer of the Company, that aggregate advances of $100,000 made in June 2005 from the director and entity affiliated with the officer to the Company be structured as convertible debentures in the face amount of $50,000 each ("Related Party Convertible Debentures"). The Related Party Convertible Debentures were sold on substantially similar terms as the Macrocom Debenture and, accordingly, bear interest at 5% per annum, and were originally due on April 15, 2006. At the option of the holder, the Related Party Convertible Debentures may be converted into shares of the Company's common stock at a conversion price of $.50 per share. Additionally, in connection with the sale of the Related Party Convertible Debentures, the Company issued warrants to each holder to acquire 200,000 shares (or 100,000 each debenture) of the Company's common stock at an exercise price of $1.50 per share which expire in three years from the date of issuance. The Company also issued 75,000 shares (or 37,500 for each debenture) of the Company's common stock to the stockholder and the entity affiliated with an officer as additional consideration. The Company did not provide any collateral.

The Company allocated the $100,000 of proceeds received from the Related Party Convertible Debentures based on the computed relative fair values of the debt, warrant and stock instruments issued. Accordingly, the resulting relative fair value allocated to the debt component was used to measure the intrinsic value of the embedded conversion option of the Related Party Convertible Debentures which resulted in a beneficial conversion feature recorded to additional paid-in capital. The aggregate amounts allocated to the warrants, stock instruments and beneficial conversion feature of $100,000 were recorded as a debt discount at the date of issuance of the Related Party Convertible Debentures and were amortized to interest expense using the interest method over the original stated term of the Related Party Convertible Debentures. During the three and six months ended June 30, 2006, $5,556 and $38,890, respectively, of discount has been accreted and recorded as interest expense on the accompanying statements of operations.

In April 2006, one holder of Related Party Convertible Debentures in the face amount of $50,000 converted the dentures into 100,000 shares of the Company common stock and the other holders in the face amount of $50,000 entered into an extension agreement with the Company to extend the due date of the debenture to September 15, 2006. In connection with the extension, the Company issued 100,000 share of its common stock as additional consideration. The fair value of the shares of common stock was $75,000 which resulted in a relative fair value of $30,000 which was recorded as additional discount and are being amortized over the new term of the debenture. For the three months ended June 30, 2006, $14,902 of discount was accreted and recorded as interest expense resulting in carrying value of $34,902 on the debentures at June 30, 2006.

CORNELL CONVERTIBLE DEBENTURES

On July 5, 2005, the Company entered into an agreement pursuant to which the Company was to sell Cornell Capital Partners, LP ("Cornell") secured convertible debentures in the aggregate principal amount of $1,000,000, which are convertible, at Cornell's discretion, into common stock of the Company. A $400,000 debenture was funded in July 2005, and a $50,000 debenture was funded in September 2005 (collectively the "Original Cornell Debentures"). In connection with the Original Cornell Debentures, the Company issued Cornell warrants to acquire 560,000 shares of its common stock at an exercise price $0.50 per share as additional consideration. The Original Cornell Debentures could have been redeemed at the Company's option at any time, in whole or in part prior to maturity at a redemption premium of 15% of the principal amount redeemed in addition to principal and accrued interest.

                    NETFABRIC HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On October 27, 2005, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with Cornell whereby the Company and Cornell agreed to amend and consolidate all of the Original Convertible Debentures, and related accrued interest of $8,160, issued to Cornell through October 26, 2005 into one new secured convertible debenture in the principal amount of $1,658,160 (the "October Cornell Debenture"). The October Cornell Debentures had the same terms and provisions of the Original Cornell Debentures except that the October Cornell Debentures no longer had a fixed conversion by the holder but is convertible at the option of the holder at the lesser of (i) $1.00 or (ii) an amount equal to 95% of the lowest closing bid price of the Company's common stock for the 30 trading days immediately proceeding the conversion date. Pursuant to the Securities Purchase Agreement, Cornell funded the remaining $1,200,000 balance of October Cornell Debenture on October 27, 2005. The October Cornell Debenture was repaid in full in February 2006 (the "Cornell Repayment"), with the proceeds received from a new debt financing described below.

As a result of the change in the conversion terms of the October Convertible Debenture on October 27, 2005, the Company determined that the embedded conversion feature of the October Cornell Debenture became subject to the provisions of SFAS No. 133 and therefore the Company accounted for the embedded conversion feature as a liability in accordance with the guidance of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock"("EITF 00-19"). Accordingly, the Company recorded the fair value of the embedded conversion feature of $784,784 as a non-current liability on its balance sheet as of October 27, 2005 and a portion of the amounts previously recorded to additional paid-in capital as part of the Original Cornell Debentures were reclassified from equity to liabilities. For the three and six months ended June 30, 2006, the Company recorded a gain in value for derivative financial instruments through the date of repayment of $201,754 related to the change in fair value of the embedded conversion feature which is recorded in the accompanying condensed consolidated statement of operations. As a result of the Cornell Repayment, the value of the embedded conversion feature was reclassified to additional paid-in capital in February 2006.

After the allocation of value to the embedded conversion feature of the October Cornell Debenture the Company allocated the remaining $873,376 principal amount of the total $1,658,160 October Cornell Debenture based on the computed relative fair values of the debt and warrant components, which resulted in additional debt discounts of $210,665. As a result of the Cornell Repayment, the remaining unamortized debt discounts were amortized as of the date of the Cornell Repayment. Accordingly, $1,045,678 of amortization expense related to discount on the October Cornell Debentures was recorded in the accompanying condensed consolidated statement of operations during the three and six months ended June 30, 2006.

As part of the Cornell Repayment, the Company paid an early redemption premium charge of $248,724, calculated based on 15% of the principal amount redeemed, which is included in Debt extinguishment costs on the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2006. In connection with the Cornell Repayment, the Company also agreed to reduce the exercise price of the 560,000 warrants previously issued to Cornell from $0.50 to $0.40. The change in exercise price of the warrants was treated as a new issuance of warrants and was valued using the Black Scholes option-pricing model with the following assumptions: (1) common stock fair value of $0.95 per share, (2) expected volatility of 71.26%, (3) risk-free interest rate of 4.62%,
(4) life of 2.71 years and (5) no dividend. The change in exercise price resulted in a fair value of $372,353 for the warrants which was charged to debt extinguishment costs on the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2006.

The Company and Cornell entered into a Registration Rights Agreement (the "Cornell Registration Rights") related to the October Cornell Debenture. As a result of the Cornell Repayment, the Company's obligations under the Cornell Registration Rights were terminated.

LAURUS CONVERTIBLE AND NON CONVERTIBLE FINANCINGS

On February 14, 2006, the Company entered into a Security Agreement, dated February 10, 2006 with Laurus Master Fund, Ltd ("Laurus"). Under the Security Agreement, Laurus purchased from the Company a Secured Convertible Note (the "Laurus Convertible Note"), with a maturity date of February 10, 2009, in the aggregate principal amount of $1,500,000 and a Secured Non-Convertible Revolving Note (the "Laurus Revolving Note"), in the aggregate principal amount of $1,500,000. The Laurus Convertible Note and the Laurus Revolving Note are collectively the "Laurus Notes". The Company's ability to receive financing under the Laurus Notes is based on an advance rate equal to 90% of eligible accounts receivable, as defined. However, Laurus has agreed to provide the Company an over advance until July 30, 2007. Through June 30, 2006 $1,500,000 was advanced for the Laurus Convertible Note and $1,028,000 was advanced for the Laurus Revolving Note.

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

The Company allocated the $1,500,000 of proceeds from the Laurus Convertible Note based on the computed relative fair values of the debt and stock instruments issued. The Laurus Options were valued using a Black-Scholes option-pricing model with the following assumptions: (1) common stock fair value of $0.95 per share (2) expected volatility of 71.26%, (3) risk-free interest rate of 4.59%, (4) life of 10 years and (5) no dividend, which resulted in a fair value of $2,569,546 for the Laurus Options. The resulting relative fair value of the Laurus Options was $918,923. Accordingly, the resulting relative fair value allocated to the debt component of $511,577 was used to measure the intrinsic value of the embedded conversion option of $1,054,357 which resulted in a beneficial conversion feature of $511,577 recorded to additional paid-in capital. The aggregate amounts allocated to the Laurus Options and beneficial conversion feature, of $1,430,500 were recorded as a debt discount at the date of issuance of the Laurus Convertible Notes and are being amortized to interest expense using the interest method over the three-year term. For the three and six months ended June 30, 2006, $124,544 and $191,606 respectively of amortization expense was recorded in the accompanying condensed consolidated statement of operations.

The Company allocated the $1,028,000 of proceeds from the Laurus Revolving Note based on the computed relative fair values of the debt and Laurus Options. The Laurus Options were valued using a Black-Scholes option-pricing model with the following assumptions: (1) common stock fair value of $0.95 per share (2) expected volatility of 71.26%, (3) risk-free interest rate of 4.59%, (4) life of 10 years and (5) no dividend, which resulted in a fair value of $1,471,494 for the options. The resulting relative fair value of the Laurus Options was $513,820. Accordingly, the resulting relative fair value allocated to the debt component was $275,680. The aggregate amount allocated to the options of $513,820 was recorded as a debt discount at the date of issuance of the Laurus Notes and are being amortized to interest expense using the interest method three-year term.

Transaction fees of $139,000 paid to Laurus and its affiliates in connection with the Laurus Notes were netted against the proceeds and considered in the calculation of the beneficial conversion feature. Financing costs of $20,696 paid to third parties associated with the Laurus Notes are included as debt issuance costs in other assets and amortized over the term of the debt.

The Company utilized approximately $1.9 million of the initial borrowing from Laurus to repay all amounts owed under the October Cornell Debenture.

NOTE 7. STOCKHOLDERS' EQUITY

COMMON STOCK

The Company issued 50,000 shares of common stock to Macrocom in January 2006 in settlement of accrued interest of $25,000 for the Macrocom Bridge Loan II due on October 10, 2006.

In January 2006, the Company issued 10,526 shares to a vendor to offset outstanding trade payables of $10,000.

In May 2006, the Company entered into a consulting agreement with an unaffiliated entity that agreed to provide new technology acquisition services to the Company. Pursuant to the agreement, the Company issued the consultant 160,000 shares of its common stock that vest over the one year term of the agreement. The fair value of the vested shares is charged to operations as consulting expense. For the three and six months ended June 30, 2006 $4,667 was charged to operations.

                    NETFABRIC HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTRACT TERMINATION

In January 2006, the Company and a consultant to the Company terminated a services arrangement whereby the consultant was to provide services to the Company over a certain future period. In connection with the termination of this arrangement, an individual who is an officer, director and stockholder of the Company transferred one million shares of the Company's common stock owned by the officer, director and stockholder into escrow. The shares will be held in escrow for a period of up to five years during which the consultant will have the option to purchase the shares for an aggregate of $10,000 or $0.01 per share. As a result, the consultant released the Company from all liabilities. The Company has accounted for the settlement as an expense in the Company's financial statements as a non-cash charge for dispute settlements based on the value of the option of $0.94 per share on the date of settlement, with a corresponding credit to contributed (paid-in) capital from the officer, director and stockholder during the three months ended March 31, 2006. The option was valued using a Black-Scholes option-pricing model with the following assumptions: (1) common stock fair value of $0.95 per share, (2) expected volatility of 71.26%, (3) risk-free interest rate of 4.59%, (4) life of 5 years and (5) no dividend, which resulted in a fair value of $942,070.

EXCHANGE AGREEMENT AMENDMENT

During January and February 2006, the former shareholders of UCA Services with whom the Company had entered into an Exchange Agreement related to the purchase of UCA Services (See Note 5) and the Company entered into negotiations related to a dispute over compliance with the provisions of the Exchange Agreement.

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

OTHER SECURITIES

Outstanding warrant and option securities issued in connection with financings consist of the following at June 30, 2006 and December 31, 2005:

                                                           June 30, 2006
                                            ----------------------------------------------------
                                              Warrants     Exercise Price         Expiration
                                            ----------   ---------------- ----------------------
Laurus                                       4,256,550   $        0.001                      n/a
Macrocom warrants                            2,000,000   $         0.75                12/9/2006
Macrocom warrants                            1,000,000   $         1.50                7/19/2008
Cornell warrants                               560,000   $         0.50               10/27/2008
Officer and directors warrants,
  including former officers
  and directors                                664,805   $0.50 to $1.50   12/3/2008 to 12/8/2008
other                                        2,213,832   $0.01 to $0.50    1/1/2009 to 6/14/2009
                                            ----------
                                            10,695,187
                                            ==========

                    NETFABRIC HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                             December 31, 2006
                                ----------------------------------------------------
                                 Warrants    Exercise Price        Expiration
                                ----------   --------------   ----------------------

Macrocom warrants                2,000,000   $         0.75                12/9/2006
Macrocom warrants                1,000,000   $         1.50                7/19/2008
Cornell warrants                   560,000   $         0.50               10/27/2008
Officer and director warrants,
  including former officers
  and directors                    664,805   $0.50 to $1.50   12/3/2008 to 12/8/2008
other                              988,832   $         0.50    1/1/2009 to 1/29/2009
                                ----------
                                5,213,637
                                ==========


Since the conversion of the October Cornell Debenture could result in a conversion into an indeterminable number of common shares, in October 2005 the Company determined that under the guidance of EITF 00-19, the Company could not conclude that it had sufficient authorized and unissued shares to settle any warrants or options issued to non-employees. Therefore in October 2005, the Company reclassified the fair value of all warrants and options issued to non-employees that were outstanding as of October 27, 2005 from equity to liabilities. The fair value of the Company's warrants and options issued to non-employees was estimated at approximately $3,065,000 on October 27, 2005 using a Black-Scholes option pricing model for each of the individual securities. As a result, the Company incurred a charge of approximately $2,035,000 on October 27, 2005, which was computed based on the difference between the fair value of the securities and the value of the securities as of October 27, 2005 which had previously been recorded to additional paid-in capital. On December 31, 2005, the fair value of the warrants and options issued to non-employees was re-measured and estimated at $2,940,000 using a Black-Scholes option pricing model for each of the individual securities. For the three months ended March 31, 2006, the Company recorded a gain of $336,352 on derivative financial instruments related to the change in the fair value of the warrants through the repayment date. The liability for warrants and options issued to non-employees was reclassified to additional paid-in capital upon the Cornell Repayment in February 2006, which terminated Cornell's conversion rights.

In June 2006, the Company entered into a consulting agreement with an unaffiliated entity that agreed to provide investment banking services to the Company. Pursuant to the agreement, the Company issued the consultant warrants to acquire 625,000 share of its common stock at $0.82 per share that vest over the term specified in the agreement. The warrants expire five years from the date of issuance. The fair value of the vested warrants is being charged to operations as consulting expense. For the three months ended June 30, 2006, $12,616 was charged to operations for such services.

NOTE 8. STOCK-BASED COMPENSATION

As a result of the Share Exchange on March 3, 2005, the Board of Directors adopted the 2005 Stock Option and Grant Plan (the "Plan"). The purpose of the Plan is to encourage and enable the employees, directors and consultants of the Company upon whose judgment, initiative and efforts the Company largely depends for the successful conduct of its business to acquire a proprietary interest in the Company. The Plan became effective on April 19, 2005 and was authorized with 9,000,000 shares of the Company's common stock.

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

                    NETFABRIC HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the Company's stock option activity for the six months ended June 30, 2006:

                                               Weighted Average      Aggregate
                                   Options      Exercise Price    Intrinsic Value
                                 ----------    ----------------   ---------------

Outstanding, December 31, 2005    3,869,010                0.63
Options granted                     125,000                0.75
Options exercised                        --
Options cancelled                  (618,925)               1.57
                                 ----------    ----------------   ---------------
Outstanding, June 30, 2006        3,375,085                0.47   $     1,190,025
                                 ==========    ================   ===============
Exercisable, June 30, 2006        2,668,851    $           0.39   $       734,572
                                 ==========    ================   ===============


The options outstanding at June 30, 2006 have a weighted average remaining contractual life of approximately 7.9 years. The options exercisable at June 30, 2006 have a weighted average remaining contractual life of approximately 7.7 years. No options have been exercised to date.

The fair value of the options granted during the three and six months ended June 30, 2006 was estimated as of the date of the grant using the Black Scholes option pricing model, based on the following weighted average assumptions: (1) common stock fair value of $0.75 per share (2) expected volatility of 71.26%,
(3) risk-free interest rate of 4.92%, (4) life of 5 years and (5) no dividend.

NOTE 9. RELATED PARTY TRANSACTIONS

Loans and advances payable to stockholders and directors on the accompanying condensed consolidated balance sheet at June 30, 2006 represent amounts owed to stockholders and directors of the Company for advances of cash provided to the Company. Convertible debentures payable to stockholders and directors represent amounts received by the Company pursuant to financings arrangements.

After the acquisition of UCA Services in May 2005, certain shareholders of the Company are also the owners of UCA Computer Systems, Inc. ("Systems"), a computer hardware company with which UCA Services has historically had transactions with.

The Company subleases certain office space and incurs occupancy related costs under an agreement with UCA Global, Inc. ("Global"), an entity affiliated with a shareholder of the Company, whereby the Company pays rent and other occupancy costs based on the proportion of square footage occupied by the Company in Global's office facility. Rent and occupancy expenses incurred by the Company under this agreement, which commenced on May 20, 2005, were $31,875 and $63,750 during the three and six months ended June 30, 2006, respectively, and $6,114 during the three and six months ended June 30, 2005, and are included in selling, general and administrative expenses.

In connection with delivering hardware and software to certain of its customers, Systems has engaged the Company to assist with certain elements of its customer contracts, including, but not limited to, hardware and software configuration and implementation. Such services are provided to Systems pursuant to an arrangement between the Systems and the Company. For the six months ended June 30, 2006, the Company has not provided any services to Systems.

                    NETFABRIC HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the normal course of business, the Company performs services for an entity affiliated with certain significant stockholders. The Company charged approximately $13,000 and $63,000 for such services during the three and six months ended June 30, 2006, respectively. At June 30, 2006, approximately $227,000 was owed to the Company, including amounts owed to UCA Services prior to the acquisition.

NOTE 10. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

                                                               For the Six Months ended June 30,
                                                               ---------------------------------
                                                                   2006             2005
                                                               --------------   --------------
Settlement of bridge loan with common stock                    $      500,000   $      500,000
Non-cash offering costs, netted against proceeds from sales
of common stock                                                $           --   $      368,683
Common stock issued in the acquisition of UCA services         $           --   $   32,770,769
Discount on revolving note relating to warrants                $      513,820   $           --
Discount on convertible note relating to warrants              $      918,923   $           --
Discount on convertible debt relating to beneficial
conversion feature                                             $      511,577   $       67,500
Issuance of common shares in connection with settlement of     $       35,000   $           --
payables
Discount on convertible debenture due to officer relating to
common stock                                                   $       30,000   $           --
Discount on convertible debenture due to a stockholder
relating to common stock                                       $       61,765   $           --
Discount on convertible debenture due to a stockholder
relating to beneficial conversion feature                      $       16,765   $           --
Discount on April 2006 Debentures relating to common stock     $      103,272   $           --
Discount on April 2006 Debentures relating to warrants         $       90,739   $           --
Discount on April 2006 Debentures relating to beneficial
conversion feature                                             $      305,990   $           --
Discount on April 2006 Debentures extension relating to
warrants                                                       $       99,107   $           --
Discount on April 2006 Debentures extension relating to
common stock                                                   $       38,094   $           --
Conversion of convertible debenture issued to officer with
common stock                                                   $       50,000   $           --

NOTE 12. SUBSEQUENT EVENTS

On August 11, 2006 the Company entered into an Agreement and Plan of Acquisition ("Agreement") with Intrusion Detection Technologies, Inc. ("IDTI") and Utek Corporation ("UTEK"). Pursuant to the Agreement, the Company acquired all the issued and outstanding shares of IDTI from UTEK in exchange for 7,500,000 restricted shares of the Company's common stock. IDTI holds a license from a university for software technology that has the potential of allowing binary programs to be encrypted and making them difficult to comprehend by an adversary. The term of the licensing agreement is until the later of 15 years from the date of filing of the licensed Patents or the expiration of the last to expire patent of the licensed Patents. IDTI will pay the university a royalty in an amount equal to five percent of the net sales of licensed products. In connection with the transaction, the Company paid a consultant $50,000 of cash and issued 750,000 shares of its common stock for services rendered.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and plan of operation should be read in conjunction with the consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report and reports included herein by reference. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

CORPORATE HISTORY

NetFabric Holdings, Inc. ("Holdings" "our", "we" or the "Company") were formerly known as Houston Operating Company and were incorporated in Delaware in August of 1989. On December 9, 2004, we entered into an Acquisition Agreement with all of the stockholders of NetFabric Corp ("the "Acquisition agreement"). At the closing, which occurred at the same time as the execution of the Acquisition Agreement, we acquired all of the issued and outstanding capital stock of NetFabric Corp. from the stockholders in exchange for an aggregate of 32,137,032 newly-issued shares of our common stock. The acquisition was accounted for as a reverse merger whereby NetFabric Corp. was treated as the acquirer. NetFabric Corp. was incorporated in the State of Delaware on December 17, 2002, as a new corporation. On April 19, 2005, our name was changed from Houston Operating Company to NetFabric Holdings, Inc. and our stock symbol was changed from "HOOC" to "NFBH."

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

DISCONTINUED OPERATIONS

Prior to acquiring NetFabric Corp., Houston Operating Company did not have any operations, and we were a shell company whose primary business objective was to merge and become public. NetFabric Corp., a Delaware corporation incorporated on December 17, 2002, began operations in July 2003. NetFabric Corp. was a provider of hardware and services to small to mid-sized businesses ("SMBs") that utilized the Internet for telephone communications or Voice over Internet Protocol ("VoIP"). It developed and marketed appliances or Customer Premises Equipment ("CPE") that simplified the integration of standard telephone systems with an IP infrastructure. In addition, it resold transport services of a third party VoIP transport provider. Our operations, prior to the UCA acquisition, consisted of developing VoIP appliances, including research and product development activities. We also hired additional personnel for sales and marketing and developed our sales and marketing programs.

Our revenues from VoIP operations were minimal. We have concluded that we cannot implement our original business for VoIP operations within resources we have or with the additional capital we can raise in the near term. On May 3, 2006, our Board of Directors decided to exit from the hardware-based VoIP communications product line (including resale of transport services) that is targeted to SMBs. In accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS No. 144"), the results of operations from its VoIP business segment has been reclassified as discontinued operations for all periods presented. Discontinued operations as discussed in more detail in note 3 to the condensed consolidated financial statements. After the discontinuation of VoIP operations, our only operations are that of UCA's.

OVERVIEW

UCA derives revenues primarily from managed IT services, professional services, application development services and from business process management services. Arrangements with customers for services are generally on a time and material basis or fixed-price, fixed-timeframe revenue. UCA's principal operating expenses are direct employee costs and consultant expenses and selling, general and administrative expenses. Direct employee cost and consultant expenses are comprised primarily of the costs of consultant labor, including employees, subcontractors and independent contractors, and related employee benefits. Approximately 50% of our consultants are employees and the remainder are subcontractors and independent contractors.

We compensate most of our consultants only for the hours that we bill to our clients for projects undertaken, which allows us to better match our labor costs with our revenue generation. With respect to our consultant employees, we are responsible for employment-related taxes, medical and health care costs and workers' compensation. Labor costs are sensitive to shifts in the supply and demand of IT professionals, as well as increases in the costs of benefits and taxes. The principal components of selling, general and administrative expenses are salaries of sales and support personnel, and office rent.

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

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005:

Revenues. Revenues for the three and six months ended June 30, 2006, increased by $2,026,628 or 89.1% and by $ 6,125,074 or 269.4%, respectively, compared to the same periods of the prior year. This increase due to the UCA acquisition. We anticipate that our revenues will increase for fiscal year 2006 due to the full year impact of the UCA acquisition. For the three and six months ended June 30, 2006, on a pro forma basis, UCA had revenues of $4,980,848 and $9,154,682 , respectively. For the three and six months ended June 30, 2006 revenues decreased by 14% and 8%, respectively, compared to pro forma 2005 revenues due to non replacement of certain one-time projects undertaken in 2005.

Direct employee compensation and consultant expenses. For the three months ended June30, 2006, our direct employee compensation and consultant expenses increased by $1,417,247 or 79.6% to $3,198,055. . For the six months ended June30, 2006, our direct employee compensation and consultant expenses increased by $4,414,350 or 247.9% to $6,195,158. The increases were due to increased revenues resulting from the UCA acquisition. We anticipate direct employee compensation and consultant expenses to increase for fiscal year 2006 in line with the anticipated increase in our revenues.

Selling, general and administrative expenses. Our selling, general and administrative expenses increased for the three months ended June 30, 2006 by $697,292 or 89.9% to $1,472,958. For the six months ended June 30, 2006, our selling, general and administrative expenses increased by $2,118,351 or 273.1% to $2,894,017. The increases were due to the UCA acquisition.

Amortization of debt discount. Amortization of debt discount for the three months ended June 30, 2006 increased by $651,428 or 492.2% to $783,781. For the six months ended June 30, 2006 amortization of debt discount increased by $1,882,202 or 531.4% to $2,236,428. The increases were due to the amortization of debt discount resulting from the allocation of value to certain equity instruments issued in connection with debt issued in 2006 and 2005. At June 30, 2006 the aggregate unamortized debt discount was $2,026,717, which will be amortized and charged to operations over the term of the respective debt.

Depreciation and amortization. For the three months ended June 30, 2006 depreciation and amortization increased by $34,351 or 90.6% to $72,259. For the six months ended June 30, 2006, depreciation and amortization increased by $104,519 or 275.7% to $142,427. The increases were due to additional assets arising from the UCA acquisition.

Interest expense. For the three and six months ended June 30, 2006 interest expense increased by $68,010 and $134,291, respectively, due to increased borrowing levels in 2006.

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

Debt extinguishment costs. As part of the Cornell Repayment we paid an early redemption charge of 15% of the principal amount redeemed or $248,724 which charge is included on the accompanying statement for operations for the six months ended June 30, 2006. In connection with the Cornell repayment we also agreed to reduce the exercise price of the 560,000 warrants from $0.50 to $0.40. The change in exercise price of the warrants was treated as a new issuance of warrants and was valued using the Black Scholes option-pricing model. The reduction in exercise price resulted in a fair value of $372,353 for the warrants, which was charged to operations for the six months ended June 30, 2006.

On May 24, 2006 the Company entered into a Waiver and Agreement to Convert ("Agreement") with Macrocom Investors LLC ("Macrocom"). Pursuant to the Agreement, Macrocom agreed immediately to convert a note issued by the Company in the principal amount of $500,000 and due on October 10, 2006, including all interest accrued thereon, into one million shares of restricted common stock of the Company. In addition, Macrocom and the Company agreed to waive and release each other from any claims in connection with the Note and all other agreements executed to date between Macrocom and the Company. In exchange for the waiver and the early conversion, the Company agreed to issue to Macrocom one million and five hundred thousand shares additional shares of restricted common stock. The fair value of the additional consideration was $1,125,000 and the amount was charged to operations during the three months ended June 30, 2006 as debt repayment/ conversion costs.

Non cash charge for dispute settlement. In January 2006, we entered into a termination agreement with a consultant. In connection with the termination, an individual who is our officer, director and stockholder transferred on 1,000,000 shares of our common stock to the benefit of the consultant. We accounted for the settlement expense, based on the value of the shares of our shares on the settlement date ($0.95) during the six months ended June 30, 2006. In February 2006, we entered into an amendment agreement with the former UCA shareholders. Pursuant to the amendment agreement, an individual who was our officer, director and stockholder transferred 9,000,000 shares of our common stock owned by him to the former UCA shareholders. Since the settlement was not a contingency associated with the acquisition of UCA Services, we accounted for the shares transferred by the individual as an expense, based on the value of the shares, during the six months ended June 30, 2006.

.. Discontinued Operations n May 3, 2006, our Board of Directors decided to exit from the hardware-based VoIP communications product line (including resale of transport services) that is targeted to SMBs. In accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS No. 144"), the results of operations from its VoIP business segment has been reclassified as discontinued operations for all periods presented. For the three months ended June 30, 2006, loss from discontinued operations decreased by $402,394 or 63.2% to $234,269 and for the six months ended June 30, 2006, loss from discontinued operations decreased by $937,898 or 66.4%. The decreases were due to our scaling back of VoIP operations in 2006. Revenues from VoIP operations have been nominal in all periods presented and operating expenses are the losses reported.



Net loss. As a result of the foregoing, for the three months June 30, 2006, net loss increased by $1,623,000 or 141.6% to a loss of $2,769,102, compared to a net loss of $1,146,102 in the three months ended June 30, 2006. For the six months ended June 30, 2006, net loss increased by $12,641,389 to net a loss of $14,795,421 compared to a net loss of $2,154,032 in the six months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, our working capital deficiency was $3,149,814 compared to a working capital deficiency of $2,176,606 at December 31, 2005. The increase in the working capital deficiency was principally due to operating losses. During the six months ended June 30, 2006, our operating activities from continuing operations provided cash of approximately $193,000 compared to approximately $215,000 provided during the six months ended June 30, 2005.

During the six months ended June 30, 2006, our operating losses, after adjusting non cash items utilized approximately $1,024,000 of cash, and working capital items provided approximately $1,217,000 of cash. The principal component of working capital was a decrease in our accounts receivables and increase of deferred revenue or customer advance. During the six months ended June 30, 2005, our operating losses after adjusting for non cash items utilized approximately $317,000 of cash and working capital items provided approximately $532,000 of cash.

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

In February 2006, we along with our subsidiaries, entered into a Security Agreement, dated February 10, 2006 ( the `Security Agreement")with Laurus Master Fund, Ltd., a Cayman Islands company ("Laurus"). Under the Security Agreement, Laurus purchased us a Secured Convertible Note, with a maturity date of February 10, 2009, in the aggregate principal amount of $1,500,000 and a Secured Non-Convertible Revolving Note (the "Revolver") in the aggregate principal amount of $1,500,000. Availability under the notes is based on an advance rate equal to 90% of eligible accounts receivable, and Laurus has agreed to provide us an over advance for a specified period. The Secured Convertible Note has a three-year term, and bears interest at 1% above the prime rate, with a minimum interest rate of 8%. Laurus shall have the option, but not the obligation, at any time until the maturity date, to convert all or any portion of the Secured Convertible Note and accrued interest into shares of our common stock at an exercise price of $0.91 per share. If converted in full we would be obligated to issue an aggregate of 1,648,352 shares of our common stock. We have the option, to prepay the Secured Convertible Note by paying Laurus the applicable redemption premium. The Revolver has a three-year term, and bears interest at 1% above the prime rate, with a minimum interest rate of 8%.

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

Our initial borrowing was approximately $2,300,000 and we utilized approximately $1,900,000 of the initial borrowing to repay all amounts owed to Cornell pursuant to a Secured Convertible Debenture, including an applicable redemption premium. At June 30, 2006, our availability and aggregate borrowings with Laurus was approximately $2,500,000 (face amount).

On April 19, 2006, we sold Convertible Debentures (the "April 2006 Debentures") in the face amount of $500,000 to five individuals including $150,000 face value to Fahad Syed, an officer and director, and $50,000 face value to Fred Nazem, a stockholder. The Debentures bear interest at 8% and were due on June 17, 2006. At the option of the Debenture holder, the Debentures can be converted into shares of our common stock at a conversion price of $.50 per share. In connection with the sale, we issued two individuals warrants to acquire an aggregate of 200,000 shares of its common stock with a nominal exercise price. The warrants expire in three years from the date of issuance. For the other three individuals, we issued an aggregate of 225,000 shares of our common stock as additional consideration. For the three individuals, the Company has agreed to place 3,000,000 shares of its common stock as collateral with an escrow agent. There will not be any collateral for the Debentures issued to Fahad Syed and Fred Nazem. We used the proceeds from the sale of the Debentures to repay $500,000 due to Macrocom pursuant to Macrocom Convertible Debenture issued in July of 2005.

On May 24, 2006 Macrocom converted a note issued by the Company in the principal amount of $500,000 and due on October 10, 2006, including all interest accrued thereon, into 2.5 million shares ( 1 million shares pursuant to initial agreement and 1.5 million pursuant to waiver and agreement to convert) of restricted common stock of the Company.

In June 2006, we and the holders of the April 2006 Debentures entered into an agreement to extend the term of the debentures to September 15, 2006. In exchange for the extension, we issued to the holders an aggregate of 150,000 shares of its common stock and warrants to acquire an aggregate of 400,000 shares of its common stock with a nominal exercise price. The warrants expire in three years from the date of issuance.

In April 2006, Fred Nazem, a stockholder, converted a convertible debenture issued to him in July 2005 to 100,000 shares of our common stock. We also extended the maturity of another convertible debenture in the face amount of $50,000 to September 15, 2006 and we issued 100,000 shares of our common stock to the debenture holder as additional consideration.

On June 8, 2006, we sold a Convertible Debenture (the "Stockholder Convertible Debentures") in the face amount of $150,000 to Fred Nazem, a stockholder. The Debentures bear interest at 8% and are due on August 4, 2006. At the option of the Debenture holder, the Debentures can be converted into shares of our common stock at a conversion price of $.50 per share. In connection with the sale, we issued 300,000 shares of its common stock as additional consideration. Currently, we are in negotiation with the stockholder to extend the due date of the debenture.

For continued growth, we need capital for both technology investments and working capital. Technology investments will improve our consultants with new skills thereby enabling us to obtain additional projects from our existing customers and from new customers. We can accomplish this either through investment and strategic partnership with new software companies or through hiring consultants and paying for their bench time until we obtain projects where they can be placed on a billable basis. We are in discussion with new software companies and anticipate such an investment to amount to approximately $500,000 in 2006. However, we have not finalized any agreement and there is no assurance that we will finalize any agreement and invest additional amounts. Working capital requirements are principally for additional receivables that need to be supported by an increased revenue base resulting from anticipated growth. We believe that the Revolver with Laurus will provide us the necessary working capital required for the accounts receivable growth.

On August 11, 2006 we entered into an Agreement and Plan of Acquisition ("Agreement") with Intrusion Detection Technologies, Inc. ("IDTI") and Utek Corporation ("UTEK"). Pursuant to Agreement, we acquired all the issued and outstanding shares of IDTI from UTEK in exchange for 7,500,000 restricted shares of the Company's common stock. IDTI holds a license from a university for software technology that has the potential of allowing binary programs to be encrypted and making them difficult to comprehend by an adversary. The term of the licensing agreement is until the later of 15 years from the date of filing of the Licensed Patents or the expiration of the last to expire patent of the Licensed Patents. IDTI will pay the university a royalty in an amount equal to five percent of the net sales of licensed products.

We anticipate our recurring capital expenses for 2006 to range between $50,000 and $100,000 including for additional software applications to support our back office functions that we have identified. In order to execute our business plan and achieve our objectives for the near future, management believes it will require approximately $2,000,000 over the next 12 months for working capital. A significant component of this is for satisfying our obligations as they become due, both borrowing and vendor payables. Our ability to continue as a going concern and our future success are dependent upon our ability to raise capital in the near term to satisfy our current obligations. Management's plans in this regard include, but are not limited to current discussions and negotiations with a number of additional financing alternatives, one or more of which it believes will be able to successfully close to provide necessary working capital. There is no assurance that the Company will be successful in completing the financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company's assets and liabilities that qualify as financial instruments under Statement of Financial Accounting Standards ("SFAS") No. 107 "Disclosure about Fair Value of Financial Instruments", presented in the consolidated balance sheets as of June30, 2006 and December 31, 2005 approximate their carrying amounts.

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

ITEM 3. CONTROLS AND PROCEDURES

A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act are accumulated and communicated to management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") , as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act are recorded, processed, summarized and reported as and when required.

B. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

There were no changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM  1 LEGAL PROCEEDINGS

      NONE

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2006;

The Company issued 100,000 shares of common stock to Fred Nazem, a stockholder, upon his conversion of a convertible debenture.

The Company issued three individuals an aggregate of 225,000 shares of common stock, including 37,500 shares to Fred Nazem, a stockholder and 112,500 share to Fahad Syed, officer and director as additional consideration for borrowing from them.

The Company issued 2,500,000 shares of common stock to Macrocom Investors, LLC upon conversion of convertible loan.

The Company issued 250,000 shares of common stock to two holders of convertible debenture as consideration for extending the due date of the borrowings from them.

The Company issued 300,000 shares of common stock to Fred Nazem, a stockholder, as additional consideration for borrowing from him.

The foregoing shares were issued pursuant to exemptions from registration under Sections 3(a)(9) and 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
 None

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

       Date: August 21, 2006      By:  /s/  Fahad Syed
                                    ----------------------------
                                    Fahad Syed
                                    Chairman and Chief
                                    Executive Officer

                                    By:  /s/ Vasan Thatham
                                    ----------------------------
                                    Vasan Thatham
                                    Principal Financial Officer and
                                    Vice President