Form 10QSB
period 2006-09-30
NETFABRIC HOLDINGS, INC
filed 2006-11-20
CIK 1083220

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549

                                   FORM 10-QSB

        |X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

                         COMMISSION FILE NUMBER: 0-21419

                            NETFABRIC HOLDINGS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                Delaware                              76-0307819
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

Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 7, 2006, 74,773,883 shares of common stock, $.001 par value per share, of the issuer were outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                            NETFABRIC HOLDINGS, INC.

                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets                               1

           Condensed Consolidated Statements of Operations                     2

           Condensed Consolidated Statement of Stockholders'
             Equity                                                            3

           Condensed Consolidated Statements of Cash Flows                     4

           Notes to Condensed Consolidated Financial Statements                5

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        21

Item 3.  Controls and Procedures                                              27

PART II. OTHER INFORMATION                                                    27

Item 1.  Legal Proceedings                                                    27

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          27

Item 3.  Defaults Upon Senior Securities                                      27

Item 4.  Submission of Matters to a Vote of Security Holders                  27

Item 5.  Other Information                                                    27

Item 6.  Exhibits                                                             27

         Signatures                                                           28

                    NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                                 2006           2005
                                                                              (UNAUDITED)      (NOTE 2)
                                                                             -------------   ------------
                                     ASSETS

CURRENT ASSETS:

  Cash                                                                       $     62,605    $     9,540
  Trade accounts receivable, net                                                2,521,775      2,090,201
  Due from related party                                                               --        192,056
  Prepaid expenses and other current assets                                       119,112         78,119
                                                                             ------------    -----------
    Total current assets                                                        2,703,492      2,369,916

Property and equipment, net                                                       187,922        164,984
Goodwill                                                                       13,982,451     13,982,451
Other intangibles, net                                                            934,706      1,099,717
Other assets                                                                        9,076          9,994
                                                                             ------------    -----------
    TOTAL ASSETS                                                             $ 17,817,647    $17,627,062
                                                                             ============    ===========
  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Bridge loans, net of unamortized discount                                  $         --    $   441,125
  Convertible debentures, net of unamortized discounts                            520,729        366,666
  Note payable to officer, net of unamortized discount                                 --        100,941
  Loans and advances from officer and stockholders                                 52,639        202,639
  Accounts payable and accrued liabilities                                      3,355,974      2,988,410
  Accrued compensation                                                            372,369        380,722
  Deferred revenues and customer advances                                         629,857         66,019
  Revolving note, net of unamortized discount                                     897,667             --
                                                                             ------------    -----------
    Total current liabilities                                                   5,829,235      4,546,522
                                                                             ------------    -----------
Derivative financial instruments                                                       --      4,087,517
Convertible debentures, net of unamortized discount                                    --        612,059
Convertible note, net of unamortized discount                                     317,518              -
                                                                             ------------    -----------
    Total liabilities                                                           6,146,753      9,246,098
                                                                             ------------    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY :
  Common Stock, $.001 par value, 100,000,000 shares authorized, 74,893,883 and 62,44,357 shares issued, respectively and 74,773,883 and 62,44,357
  outstanding, respectively                                                        74,894         62,448
  Additional paid-in capital                                                   36,828,758     16,657,804
  Deferred employee compensation                                                                 (36,478)
  Treasury stock, 120,000 shares                                                  (15,452)
  Accumulated deficit                                                         (25,217,306)    (8,302,810)
                                                                             ------------    -----------
    Total stockholders' equity                                                 11,670,894      8,380,964
                                                                             ------------    -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 17,817,647    $17,627,062
                                                                             ============    ===========

See Notes to Unaudited Condensed Consolidated Financial Statements.

                    NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   THREE MONTHS    THREE MONTHS    NINE MONTHS     NINE MONTHS
                                                      ENDED           ENDED           ENDED           ENDED
                                                  SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                       2006            2005            2006            2005
                                                   (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
                                                  -------------   -------------   -------------   -------------
Revenues                                           $ 4,553,403     $ 5,210,697    $ 12,951,807     $ 7,484,026
                                                   -----------     -----------    ------------     -----------
OPERATING EXPENSES:
  Direct employee compensation and
    consultant expenses                              3,489,443       3,786,914       9,684,601       5,564,989
  Selling, general and administrative expenses       1,247,345       1,765,223       4,081,025       2,895,774
  Non-cash charge for dispute settlements                   --              --       9,492,070              --
  In process research and development                1,200,000                       1,200,000
  Non-cash charge for share based  compensation        202,174              --         444,192              --
  Depreciation and amortization                         81,367          14,290         223,794          20,360
                                                   -----------     -----------    ------------     -----------
    Total operating expenses                         6,220,329       5,566,427      25,125,682       8,481,123
                                                   -----------     -----------    ------------     -----------
Loss from operations                                (1,666,926)       (355,730)    (12,173,875)       (997,097)

OTHER INCOME / (EXPENSE):

  Amortization of debt discounts and debt
    issuance costs                                    (364,144)       (443,988)     (2,600,572)       (808,357)
  Interest and bank charges                            (60,901)        (29,309)       (228,809)        (52,783)
  Gain on derivative financial instruments                  --              --         336,352              --
  Debt extinguishment costs                            (27,104)             --      (1,773,181)             --
                                                   -----------     -----------    ------------     -----------
    Total other income / (expense)                    (452,149)       (473,297)     (4,266,210)       (861,140)
                                                   -----------     -----------    ------------     -----------
Loss before provision for income taxes              (2,119,075)       (829,027)    (16,440,085)     (1,858,237)

Provision for income taxes                                  --              --              --              --
                                                   -----------     -----------    ------------     -----------
LOSS FROM CONTINUING OPERATIONS                     (2,119,075)       (829,027)    (16,440,085)     (1,858,237)
                                                   -----------     -----------    ------------     -----------
DISCONTINUED OPERATIONS:

  Loss from operations of discontinued segment              --        (485,090)       (474,411)     (1,609,911)
                                                   -----------     -----------    ------------     -----------
NET LOSS                                           $(2,119,075)    $(1,314,117)   $(16,914,496)    $(3,468,148)
                                                   ===========     ===========    ============     ===========
Net loss from continuing operations
  per common share, basic and diluted              $     (0.03)    $     (0.01)   $      (0.25)    $     (0.04)
                                                   ===========     ===========    ============     ===========
Net loss from discontinued operations
  per common share, basic and diluted              $        --     $     (0.01)   $      (0.01)    $     (0.03)
                                                   ===========     ===========    ============     ===========
Net loss per common share, basic and
  diluted                                          $     (0.03)    $     (0.02)   $      (0.26)    $     (0.07)
                                                   ===========     ===========    ============     ===========
Weighted average number of shares
  outstanding, basic and diluted                    70,601,600      62,767,581      65,749,547      49,420,164
                                                   ===========     ===========    ============     ===========

See Notes to Unaudited Condensed Consolidated Financial Statements.

                    NETFABRIC HOLDINGS INC. AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                  COMMON STOCK      ADDITIONAL
                                            ---------------------    PAID-IN      DEFERRED
                                              SHARES    PAR VALUE    CAPITAL    COMPENSATION
                                            ----------  ---------  -----------  ------------
Balances at December 31, 2005               62,448,357   $62,448   $16,657,804    $(36,478)
  Issuance of common shares in connection
    with settlement of payables                 60,526        61        57,439
  Value of contributions from shareholder
    in connection with settlement
    of disputes                                     --        --     9,492,070
  Employee share-based compensation                 --        --       338,689
  Reclassification of deferred employee
    stock option compensation                       --        --       (36,478)     36,478
  Allocation of value to beneficial
    conversion feature in connection with
    issuance of convertible note                    --        --       511,577
  Issuance of options and warrants in
    connection with debt financing                  --        --     1,432,743
  Reissuance of warrants in connection
    with debt extinguishment                        --        --       372,353
  Reclassification of derivative
    financial instrument relating to
    beneficial conversion feature                   --        --       804,307
  Reclassification of derivative
    financial instrument relating to
    warrants                                        --        --     2,946,858
  Settlement of bridge loans with common
    stock                                    2,500,000     2,500     1,622,500
  Conversion of convertible debenture
    issued to officer with common stock        500,000       500       129,500
  Issuance of shares in connection with
    extension of convertible debenture to
    officer                                    100,000       100        29,900
  Allocation of value to beneficial
    conversion feature issued in
    connection with issuance of
    convertible debenture                           --        --       322,755
  Allocation of value for warrants issued
    in connection with convertible
    debentures                                      --        --        90,739
  Allocation of value for common shares
    issued in connection with convertible
    debentures                                 525,000       525       164,510
  Allocation of value for warrants issued
    in connection with extension
    of convertible debentures                       --        --       115,908
  Allocation of value of common shares
    issued in connection with extension
    of convertible debentures                  350,000       350        55,992
  Issuance of common shares for services       160,000       160        10,874
  Rescission of shares previously issued
    for services                                                        15,452
  Issuance of warrants for services                 --        --        51,516
  Issuance of shares for acquisition of
    assets                                   8,250,000     8,250     1,641,750
  Net loss
                                            ----------   -------   -----------    --------
BALANCES AT SEPTEMBER 30, 2006 (UNAUDITED)  74,893,883    74,894    36,828,758          --
                                            ==========   =======   ===========    ========

                                                           TREASURY STOCK
                                                          ----------------     TOTAL
                                             ACCUMULATED              AMOUNT  STOCKHOLDERS'
                                               DEFICIT     SHARES    AT COST     EQUITY
                                            ------------  -------    -------  -------------
Balances at December 31, 2005               $ (8,302,810)                     $  8,380,964
  Issuance of common shares in connection
    with settlement of payables                                                     57,500
  Value of contributions from shareholder
    in connection with settlement
    of disputes                                                                  9,492,070
  Employee share-based compensation                                                338,689
  Reclassification of deferred employee
    stock option compensation                                                           --
  Allocation of value to beneficial
    conversion feature in connection with
    issuance of convertible note                                                   511,577
  Issuance of options and warrants in
    connection with debt financing                                               1,432,743
  Reissuance of warrants in connection
    with debt extinguishment                                                       372,353
  Reclassification of derivative
    financial instrument relating to
    beneficial conversion feature                                                  804,307
  Reclassification of derivative
    financial instrument relating to
    warrants                                                                     2,946,858
  Settlement of bridge loans with common
    stock                                                                        1,625,000
  Conversion of convertible debenture
    issued to officer with common stock                                            130,000
  Issuance of shares in connection with
    extension of convertible debenture to
    officer                                                                         30,000
  Allocation of value to beneficial
    conversion feature issued in
    connection with issuance of
    convertible debenture                                                          322,755
  Allocation of value for warrants issued
    in connection with convertible
    debentures                                                                      90,739
  Allocation of value for common shares
    issued in connection with convertible
    debentures                                                                     165,035
  Allocation of value for warrants issued
    in connection with extension
    of convertible debentures                                                      115,908
  Allocation of value of common shares
    issued in connection with extension
    of convertible debentures                                                       56,342
  Issuance of common shares for services                                            11,034
  Rescission of shares previously issued
    for services                                          (120,000)  (15,452)           --
  Issuance of warrants for services                                                 51,516
  Issuance of shares for acquisition of
    assets                                                                       1,650,000
  Net loss                                   (16,914,496)                      (16,914,496)
                                            ------------  --------   -------  ------------
BALANCES AT SEPTEMBER 30, 2006 (UNAUDITED)   (25,217,306) (120,000)  (15,452)   11,670,894
                                            ============  ========   =======  ============

                    NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Nine Months     Nine Months
                                                                 Ended          Ended
                                                             September 30,   September 30,
                                                                 2006            2005
                                                              (unaudited)     (unaudited)
                                                             -------------   -------------
OPERATING ACTIVITIES
  Net loss                                                   $(16,914,496)    $(3,468,148)
  Loss from discontinued operations                               474,411       1,609,911
  Adjustments to reconcile net loss to net cash used in
    operating activities:
  Non-cash charge for common stock issued for rent                                 37,500
  Non-cash charge for interest expense                             22,500              --
  Non-cash charge for settlement of disputes                    9,492,070              --
  Non-cash charge in connection with settlement of debt         1,152,104
  Non-cash charge for in process research and development       1,200,000
  Non-cash charge for reissuance of warrants in connection
    with debt extinguishment                                      372,353              --
  Non-cash charge for amortization
    of employee deferred compensation                                  --          26,768
  Non-cash charge for share based compensation                    444,192          15,469
  Non-cash charge for shares issued in connection with
    prospective financing transaction                                             350,000
  Non-cash gain on derivative financial instrument               (336,352)             --
  Amortization of debt discounts                                2,582,274         792,436
  Amortization of debt issuance costs                              18,298          15,921
  Depreciation and amortization                                   223,794          20,360
  Changes in operating assets and liabilities:
    Inventory                                                          --          17,025
    Trade accounts receivable                                    (431,574)       (232,916)
    Due from related party                                        192,056         (23,593)
    Prepaid expenses and other current assets                     (84,046)        (48,015)
    Other assets                                                       --          27,584
    Accounts payable and accrued liabilities                      404,761       1,048,151
    Accrued compensation                                           (8,353)         36,012
    Deferred revenues and advances                                563,838        (675,455)
                                                             ------------     -----------
  Net cash used in continuing operations                         (632,170)       (450,990)
  Net cash used in discontinued operations                       (454,344)     (1,558,014)
                                                             ------------     -----------
  Net cash used in operating activities                        (1,086,514)     (2,009,004)
                                                             ------------     -----------
INVESTING ACTIVITIES
    Direct acquisition costs of UCA Services                           --        (187,000)
    Net cash acquired in technology licensing transaction         450,000
    Purchases of property and equipment                           (98,471)       (113,935)
                                                             ------------     -----------
    Net cash provided by (used in) investing activities           351,529        (300,935)
                                                             ------------     -----------
FINANCING ACTIVITIES
    Proceeds from issuance of common stock                             --       1,000,000
    Loans and advances from stockholders and officers              20,000         320,000
    Repayment of note to employee                                (200,000)             --
    Convertible debentures issued                                 650,000         100,000
    Repayments of convertible debenture                          (100,000)
    Repayments of bridge loans                                   (500,000)             --
    Proceeds (repayment) of convertible debentures             (1,658,160)        849,000
    Proceeds from issuance of revolving note, net               1,336,407              --
    Proceeds from issuance of convertible note, net             1,430,500              --
    Debt issuance costs                                           (20,697)        (25,545)
    Repayment of loans from officer and director                 (170,000)             --
                                                             ------------     -----------
    Net cash provided by financing activities                     788,050       2,243,455
                                                             ------------     -----------
Net decrease in cash                                               53,065         (66,484)
Cash at beginning of period                                         9,540          67,719
                                                             ------------     -----------
Cash at end of period                                        $     62,605     $     1,235
                                                             ============     ===========
Supplemental cash flow information:
    Cash paid for interest expense                           $    182,000     $    12,500
                                                             ============     ===========
    Cash paid for income taxes                               $         --     $        --
                                                             ============     ===========

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

NetFabric, a Delaware corporation incorporated on December 17, 2002, began operations in July 2003. NetFabric developed and marketed Voice Over Internet Protocol ("VoIP") appliances that simplified the integration of standard telephone systems with an IP infrastructure. On May 5, 2006, the Company announced its decision to exit from the hardware-based VoIP communications product line (including resale of transport services) that is targeted at small to mid-sized businesses ("SMB's"). In accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS No. 144"), the Company has presented the results of operations from its VoIP business segment as discontinued operations in the accompanying condensed consolidated balance sheets, statements of operations and statements of cash flows (Note 3).

On May 20, 2005, Holdings entered into and closed on a share exchange agreement ("Exchange Agreement"), whereby Holdings acquired all of the issued and outstanding shares of UCA Services, Inc., a New Jersey company ("UCA Services") from its shareholders in exchange for the issuance of 24,096,154 shares of common stock of Holdings (See Note 5). Holdings emerged from the development stage upon the acquisition of UCA Services.

UCA Services is an information technology ("IT") services company that serves the information needs of a wide range of Fortune 500 and SMB clients in the financial markets industry as well as the pharmaceutical, health care and hospitality sectors. UCA Services delivers a broad range of IT services in the practice areas of infrastructure builds and maintenance, application development and maintenance, managed services and professional services.

MANAGEMENT'S PLANS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis. As shown in the accompanying condensed consolidated financial statements, the Company has incurred accumulated losses totaling $25,217,306 and a working capital deficit of $3,125,743 at September 30, 2006. These factors, among others, indicate there is substantial doubt that the Company may be unable to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

o Current discussions and negotiations with a number of additional financing alternatives, one or more of which management believes it will be able to successfully close to provide necessary working capital. There is no assurance that the Company will be successful in completing a financing (Note 12).

In order to execute its business plan and achieve its objectives for the near future, management believes it will require approximately $2,000,000 over the next twelve months for working capital. A significant component of this is for satisfying the Company's obligations as they become due, both borrowings and vendor payables. Accordingly, the Company needs to raise additional financing and generate cash flows from its operations. Should additional cash flows not be available, management believes that the Company would have the ability to restructure its operations and if necessary initiate significant reductions in expenses. In addition, the Company will have to negotiate with its lenders to extend the repayment dates of its indebtedness. There can be no assurance, however, that the Company will be able to successfully restructure its operations or debt obligations in the event it fails to obtain additional financing.

                    NETFABRIC HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

BASIS OF PRESENTATION / INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the three and nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for any other interim period or any future year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2005 consolidated financial statements, including the notes thereto, which are included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 filed on April 17, 2006.

RECLASSIFICATIONS

Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current period presentation.

As a result of the Company's decision to exit the VoIP hardware business, previously reported financial statements have been reclassified as discontinued operations to conform to the current period presentation.

ESTIMATES

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management's most difficult and subjective judgments include provisions for bad debts, depreciable/amortizable lives, impairment of long-lived assets, accounting for goodwill and other intangible assets, the fair value of the Company's common stock, the fair value of options and warrants issued for services, the allocation of proceeds from certain financings to equity instruments and the computation of other reserves. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

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

                    NETFABRIC HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company's services have been provided primarily to a limited number of clients located worldwide in a variety of industries. The Company had revenues from two clients representing 48% (38%, and 10%, respectively) of revenues during the three months ended September 30, 2006. The Company had revenues from three clients representing 54% (33%, 11% and 10%, respectively) of revenues during the nine months ended September 30, 2006.

The Company generally does not require its clients to provide collateral. Additionally, the Company is subject to a concentration of credit risk with respect to its accounts receivable. The Company had one client accounting for 34.2% of total gross accounts receivable as of September 30, 2006.

GOODWILL

Goodwill represents the Company's allocation of the cost to acquire UCA Services in excess of the fair value of net assets acquired. The purchase price and its allocation, to reflect the fair values of identifiable assets acquired and liabilities assumed, have been based upon management's evaluation, including independent valuation.

Under SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"), goodwill is not amortized but is reviewed for impairment annually. The Company performs its annual goodwill impairment testing, by reportable segment, in the second quarter of each year, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which are dependent on internal forecasts, estimation of the long-term rate of growth for UCA Services, the useful life over which cash flows will occur, and determination of UCA Services' cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for UCA Services.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company's assets and liabilities that qualify as financial instruments under statement of financial accounting standards ("SFAS") No. 107 "Disclosure about Fair Value of Financial Instruments" approximate their carrying amounts presented in the balance sheets at September 30, 2006 and December 31, 2005.

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

SHARE-BASED COMPENSATION EXPENSE

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year. The Company's condensed consolidated financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of adoption of SFAS 123(R). In accordance with the modified prospective transition method, the Company's condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of adoption of SFAS 123(R).

Share-based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2006 was $157,008 and $338,689, respectively. Share-based compensation expense recognized in the Company's condensed consolidated statements of operations for the three and nine months ended September 30, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123.

SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. As there were only a nominal amount of option holders as of January 1, 2006, management evaluated each of the grants outstanding upon adoption of SFAS 123(R) to determine an appropriate forfeiture rate. Based on this evaluation and considering options which were cancelled during management's evaluation in the nine months ended September 30, 2006, the Company adjusted the value of the options outstanding as of January 1, 2006 for actual cancellations during the three and nine months ended September 30, 2006. After adjusting for the value such cancellations, management determined that a forfeiture rate was not required for the remaining outstanding option grants. This determination was based principally on the nature of the option holders' involvement with the Company and the quantity held by such individuals. In the Company's pro forma information required under SFAS 123 for the periods prior to fiscal year 2006, the Company accounted for forfeitures as they occurred. Effectively, for all periods presented forfeitures have been accounted for as they occurred.

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

The net loss for the three and nine months ended September 30, 2005 includes compensation charges related to options granted to employees based on the intrinsic value method. The following table illustrates the pro forma effect on net loss and net loss per common share assuming the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS 148"), instead of the intrinsic value method under APB No. 25, to stock based employee compensation for the three and nine months ended September 30, 2005:

                                                            THREE MONTHS ENDED    NINE MONTHS ENDED
                                                            SEPTEMBER 30, 2005   SEPTEMBER 30, 2005
                                                            ------------------   -----------------
Net loss as reported                                           $(1,314,117)         $(3,468,148)
Add: Stock-based employee compensation expense included
  in reported loss                                                   4,253               26,768
Deduct: Total stock-based compensation expense determined
  under the fair value based method                               (103,680)            (570,081)
                                                               -----------          -----------
Net loss pro forma                                             $(1,413,544)         $(4,011,461)
                                                               ===========          ===========
Loss per Common Share--Basic and Diluted:
  As reported                                                  $     (0.02)         $     (0.07)
  Pro forma                                                    $     (0.02)         $     (0.08)

As of September 30, 2006, the unvested portion of share-based compensation expense attributable to employees and directors stock options and the period in which such expense is expected to vest and be recognized is as follows:

Remainder of year ending December 31, 2006   $  157,008
             Year ending December 31, 2007      370,982
             Year ending December 31, 2008      349,680
             Year ending December 31, 2009      180,607
             Year ending December 31, 2010        4,883
                                             ----------
                                             $1,063,160
                                             ==========

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

                    NETFABRIC HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Diluted loss per share for the three and nine months ended September 30, 2006 and 2005 exclude potentially issuable common shares of 20,431,124 and 12,947,526, respectively, primarily related to the Company's outstanding stock options, warrants and convertible debt, because the assumed issuance of such potential common shares is antidilutive.

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

NOTE 3. DISCONTINUED OPERATIONS

On May 5, 2006, the Company announced its decision to exit from the hardware-based VoIP communications product line (including resale of transport services) that is targeted at SMB's. In accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS No. 144"), the Company recorded losses from discontinued operations of $0 and $474,411 for the three and nine months ended September 30, 2006, respectively. The Company has reclassified prior period results to conform with the current period presentation. Accordingly, $485,090 and $1,609,911 for the three and nine months ended September 2005, respectively, have been classified as loss from discontinued operations. Revenues from VoIP operations have been nominal in all periods presented and operating expenses are the losses reported.

NOTE 4. INTANGIBLE ASSETS

The Company's intangible assets, consisting of customer contacts and restricted covenants related to employment agreements, were acquired and initially accounted for at fair values at the acquisition date using the purchase method of accounting. The following table summarizes the net asset value for each intangible asset category as of September 30, 2006:

                           Gross Asset    Accumulated   Net Asset
                              Value      Amortization     Value
                           -----------   -----------    ---------
Customer relationships      $1,153,424    $(264,326)    $889,098
Covenants not to compete        83,333      (37,725)      45,608
                            ----------    ---------     --------
                            $1,236,757    $(302,051)    $934,706
                            ==========    =========     ========

The Company did not have any intangibles prior to the acquisition of UCA Services in May 2005.

NOTE 5. ACQUISITION

The Company acquired UCA Services on May 20, 2005. Pursuant to the terms of the Exchange Agreement, Holdings acquired all of the issued and outstanding shares of UCA Services from the UCA Services' shareholders in exchange for the issuance of 24,096,154 shares of common stock of the Company. The acquisition was accounted for as a business combination with the Company as the acquirer. Under the purchase method of accounting, the assets and liabilities of UCA Services acquired by the are recorded as of the acquisition date at their respective fair values, and added to those of the Company, and the results of UCA Services have been included with those of the Company since the date of acquisition.

The Company recognized goodwill of $13,982,451 as a result of the cost in excess of the net assets acquired of UCA Services. Such goodwill is assigned to the Company's IT services segment. Any charge to expense related such goodwill will not be deductible for tax purposes.

Summarized below are the pro forma unaudited results of operations for the nine months ended September 30, 2005 as if the results of UCA Services were included for the entire periods presented. The pro forma results may not be indicative of the results that would have occurred if the acquisition had been completed at the beginning of the period presented or which may be obtained in the future:

                                              For the nine
                                              months ended
                                             September 30,
                                                 2005
                                             -------------

Revenues                                      $14,365,378
                                              -----------
Net loss                                       (4,353,301)
                                              -----------
Basic and diluted net loss common share       $     (0.07)
                                              -----------
Weighted average common shares outstanding     61,688,902
                                              -----------

                    NETFABRIC HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. TECHNOLOGY LICENSE ACQUISITION

On August 11, 2006, the Company entered into an agreement with Utek Corporation ("Utek"), an unaffiliated specialty finance company focused on technology transfers, to acquire a technology license for intrusion detection software developed by a university. To facilitate the transfer of technology; Utek formed a subsidiary, Intrusion Detection Technologies, Inc. ("ITDI"). IDTI did not have any business operations and its assets consisted of cash and a license agreement with a university for intrusion detection software by the university. The Company acquired all of the outstanding shares of IDTI from Utek for consideration of 7,500,000 shares of the Company's common stock, including 375,000 shares assigned by Utek to its consultant. In addition, the Company had a consultant for the transaction to whom it paid $50,000 of cash and issued 750,000 shares of its common stock. The term of the license agreement is until the later of 15 years from the date of filing of the licensed patents or the expiration of the last patent. The university requires a royalty in the amount of five percent of net sales of the licensed products.

The purchase price of $1,200,000, which consists of the estimated fair value of common stock issued of $1,650,000 net of cash acquired, was allocated to the license agreement. The Company anticipates further development and testing of the technology. Because of the uncertainties surrounding the ultimate commercial deployment of the technology and due to the technology not having alternative use, the Company charged the cost of the license agreement as in process research and development costs during the three months ended September 30, 2006.

The determination of the purchase price allocated to the estimated fair values of the assets acquired and liabilities assumed as reflected in the unaudited condensed consolidated financial statements are preliminary and subject to change based on finalization of the Company's valuation. The actual purchase price and its allocation, to reflect the fair values of assets acquired and liabilities assumed will be based upon management's ongoing evaluation and final assessment which is expected to be completed during the Company's fiscal quarter ending December 31, 2006. Accordingly, the final purchase price and its allocation may differ significantly from the preliminary amount.

NOTE 7. DEBT FINANCINGS

Debt financings consist of the following as of September 30, 2006 and December 31, 2005:

                                                             September 30, 2006
                                                              Unamortized Debt
                                                 Principal        Discount            Net
                                                ----------   ------------------   ----------
April 2006 Debentures, due December 15, 2006    $  400,000      $   (29,721)      $  370,729
Convertible debenture payable to stockholder
  due December 15, 2006                            150,000               --          150,000
Laurus Revolving Note due February 10, 2009      1,405,906         (508,239)         897,667
Laurus Convertible Note due February 10, 2009    1,500,000       (1,182,482)         317,518
Loans and advances from officer and directors       52,639               --           52,639
                                                ----------      -----------       ----------
                                                $3,508,545      $(1,720,442)      $1,788,553
                                                ==========      ===========       ==========

During the three and nine months ended September 30, 2006, $364,144 and $2,582,274, respectively, of the debt discounts were charged to amortization of debt discounts and debt issuance costs included in the accompanying condensed statements of operations. During the three and nine months ended September 30, 2005, $428,067 and $792,436, respectively, of the debt discounts were charged to amortization of debt discounts and debt issuance costs included in the accompanying condensed statements of operations.

                                                                 December 31, 2005
                                                                 Unamortized Debt
                                                     Principal       Discount            Net
                                                    -----------  -----------------   ----------
Macrocom Bridge Loan II, due October 10, 2006       $  500,000      $   (58,875)     $  441,125
Macrocom Convertible Debenture due April 15, 2006      500,000         (194,444)        305,556
Convertible debentures payable to stockholder
  and officer due April, 15, 2006                      100,000          (38,890)         61,110
Cornell convertible debenture                        1,658,160       (1,046,101)        612,059
Note payable issued to officer                         200,000          (99,059)        100,941
Loans and advances from officer and directors          202,639               --         202,639
                                                    ----------      -----------      ----------
                                                    $3,160,799      $(1,437,369)     $1,723,430
                                                    ==========      ===========      ==========

APRIL 2006 PRIVATE PLACEMENT

On April 19, 2006, the Company sold Convertible Debentures (the "April 2006 Debentures") in the face amount of $500,000 to five individuals (the "Debenture Holders" or a "Debenture Holder") including $150,000 face value to an officer and director, and $50,000 face value to a stockholder of the Company. The April 2006 Debentures bear interest at 8% and were due originally on June 17, 2006. At the option of the Debenture Holders, the April 2006 Debentures can be converted into shares of the Company's common stock at a conversion price of $.50 per share. In connection with the sale, the Company issued warrants to two Debenture Holders to acquire an aggregate of 200,000 shares of its common stock with a nominal exercise price. The warrants expire in three years from the date of issuance. The remaining three Debenture Holders received an aggregate of 225,000 shares of the Company's common stock as additional consideration. In connection with the issuance of the debt to the three Debenture Holders the Company has agreed to place 3,000,000 shares of its common stock as collateral with an escrow agent. No collateral has been issued for the April 2006 Debentures issued to the officer and director and to the stockholder.

                    NETFABRIC HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company used the proceeds from the sale of the April 2006 Debentures to repay $500,000 due to the Macrocom Investors, LLC ("Macrocom") pursuant to a Macrocom Debenture (herein defined) issued in July of 2005.

The Company allocated the $500,000 of proceeds received from the April 2006 Debentures to debt, warrants and stock instruments issued based on the then computed relative fair values. The fair value of the shares issued was $168,750 which resulted in a relative fair value of $103,271. The warrants issued were valued using a Black-Scholes option-pricing model with the following assumptions: (1) common stock fair value of $0.75 per share (2) expected volatility of 71.26%, (3) risk-free interest rate of 4.86%, (4) life of 3 years and (5) no dividend, which resulted in a fair value of $148,271 and a relative fair value of $90,739. Additionally, the resulting relative fair value allocated to the debt component was used to measure the intrinsic value of the embedded conversion option of the April 2006 Debentures which resulted in a beneficial conversion feature with a fair value of $444,010. The relative fair value of $305,990 was recorded to additional paid-in capital. The value of the beneficial conversion feature was limited to the amount of the proceeds allocated to the debt component of the April 2006 Debentures. The aggregate amounts allocated to the warrants, stock instruments and beneficial conversion feature, of $500,000 were recorded as a debt discount at the date of issuance of the April 2006 Debentures and were amortized to interest expense using the interest method over the originally stated term of the April 2006 Debentures. During the nine months ended September 30, 2006, $500,000 of discount was accreted and recorded as amortization of debt discounts and debt issuance costs included in the accompanying condensed consolidated statements of operations.

In June 2006, the Company and the Debenture Holders entered into an agreement to extend the term of the April 2006 Debentures to September 15, 2006. In exchange for the extension, the Company issued to the holders an aggregate of 150,000 shares of its common stock and warrants to acquire an aggregate of 400,000 shares of its common stock with a nominal exercise price. The warrants expire in three years from the date of issuance. The fair value of the shares of common stock and warrants approximated $137,201 and was recorded as additional discount and is being amortized over the new term of the April 2006 Debentures. For the three and nine months ended September 30, 2006, $114,831 and 137,201, respectively, of debt discount was accreted and recorded as amortization of debt discounts.

In September 2006, the Company repaid April 2006 Debentures in the face amount of $100,000 and entered into an agreement with other Debenture Holders to extend the term of the remaining April 2006 Debentures to December 15, 2006. In exchange for the extension, the Company issued to the holders an aggregate of 200,000 shares of its common stock and warrants to acquire an aggregate of 200,000 shares of its common stock with a nominal exercise price. The warrants expire in three years from the date of issuance. The fair value of the shares of common stock and warrants approximated $35,049 and was recorded as additional discount and is being amortized over the new term of the April 2006 Debentures. For the three and nine months ended September 30, 2006 $5,777, of debt discount was accreted and recorded as amortization of debt discounts resulting in carrying value of $370,279 on the April 2006 Debentures at September 30, 2006.

STOCKHOLDER CONVERTIBLE DEBENTURE

On June 8, 2006, the Company sold a Convertible Debenture in the face amount of $150,000 to a stockholder (the "Stockholder Convertible Debenture"). The Stockholder Convertible Debenture bears interest at 8% and was due on August 4, 2006. At the option of the holder, the Stockholder Convertible Debenture can be converted into shares of the Company's common stock at a conversion price of $.50 per share. In connection with the sale, the Company issued 300,000 shares of its common stock as additional consideration.

The Company allocated the $150,000 of proceeds received from the Stockholder Convertible Debenture based on the computed relative fair values of the debt and stock instruments issued. The fair value of the common stock issued was $105,000 which resulted in a relative fair value of $61,764. Additionally, the resulting relative fair value allocated to the debt component was used to measure the intrinsic value of the embedded conversion option of the Stockholder Convertible Debenture which resulted in a beneficial conversion feature of $16,765 recorded to additional paid-in capital. The aggregate amounts allocated to the stock instruments and beneficial conversion feature, of $78,529 were recorded as a debt discount at the date of issuance of the Stockholder Convertible Debenture and are being amortized to interest expense using the interest method over the stated term of the Stockholder Convertible Debenture. During the three and nine months ended September 30, 2006, $48,220 and $78,529, respectively, of debt discount was accreted and recorded as amortization of debt discounts resulting in carrying value of $150,000 on the Stockholder Convertible Debenture at September 30, 2006. In August 2006, the Company and the stockholder agreed to extend the maturity of the Stockholder Convertible Debenture to December 15, 2006 without any additional consideration.

                    NETFABRIC HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MACROCOM BRIDGE LOANS

On July 22, 2004, NetFabric entered into a financing agreement which was amended on December 2, 2004 (the "Financing Agreement") with Macrocom whereby Macrocom provided a loan to NetFabric in the amount of $500,000 ("Loan I") for a period of 180 days from the original date of the Financing Agreement ("Due Date") at an annual simple interest rate of 5%. On the Due Date, the Company had the option to repay the principal in cash or in kind by issuing 1,000,000 shares of its common stock. The interest on Loan I was payable in cash on the Due Date. Additionally, in connection with the Financing Agreement the Company issued to Macrocom 250,000 shares of its common stock at a fair value of $144,000 as additional consideration for Loan I in December 2004. In January 2005, in accordance with the terms of the Financing Agreement, the Company elected to repay the principal of Loan I in kind by issuing 1,000,000 shares of its common stock. On October 14, 2004, NetFabric and Macrocom entered into a loan agreement which was amended on December 2, 2004 (the "Loan Agreement"), whereby Macrocom agreed to loan an additional $500,000 to NetFabric ("Loan II" or the "Second Loan"), due 180 days from the original date of the Loan Agreement ("Second Due Date") at an annual simple interest rate of 5%. On the Second Due Date, at the option of Macrocom, Macrocom could convert the principal of the Second Loan into 1,000,000 shares of common stock or demand repayment of the principal in cash. In either event, the interest on the Second Loan was payable in cash on the Second Due Date. In addition, in December 2004 the Company issued to Macrocom 250,000 shares of its common stock with a fair value of $144,000 as additional consideration for the Second Loan. As noted below, on the Second Due Date in April 2005 Macrocom did not request repayment or conversion of such debt into shares of the Company's common stock.

As a result of the Loan I and Loan II financing transactions, total debt discounts of $411,403 were recorded on Loan I and Loan II (the "Bridge Loans") during 2004, including the value of the beneficial conversion feature of $187,801 on Loan II. During the three and nine months ended September 30, 2005, $0 and $354,226, respectively of the discounts were amortized on the accompanying consolidated statements of operations.

On May 24, 2005, NetFabric and Macrocom entered into an agreement to amend the Second Loan between the parties. Under the terms of the amendment, the due date for Loan II was extended from April 10, 2005 until October 10, 2005. At the same time and in connection with the extension of the due date for Loan II, Macrocom and Holdings also amended the terms of the Financing Agreement with respect to a warrant Macrocom originally received on December 9, 2004. The warrant was set to expire on June 7, 2005; however, the parties agreed to extend the term of the warrant until December 9, 2006. As a result of these changes in terms, a debt discount of $392,196 was recorded on April 11, 2005 on Loan II.

On October 10, 2005 Macrocom did not require repayment or conversion of Loan II into shares of the Company's common stock. The Company and Macrocom agreed to extend the due date for Loan II until October 10, 2006. As a result of the modification of the term, a debt discount of $100,758 was recorded on October 10, 2005 on Loan II which was be amortized from October 11, 2005 through October 10, 2006. During the three and nine months ended September 30, 2006, $0 and $58,875, respectively, of the discount was amortized on the accompanying condensed consolidated statements of operations.

On May 24, 2006 the Company entered into a Waiver and Agreement to Convert (the "Waiver Agreement") with Macrocom. Pursuant to the Waiver Agreement, Macrocom agreed to convert Loan II issued by the Company in the principal amount of $500,000, including all interest accrued thereon, into 1,000,000 shares of restricted common stock of the Company. In addition, Macrocom and the Company agreed to waive and release each other from any claims in connection with Loan II and all other agreements executed to date between Macrocom and the Company. In exchange for the Waiver Agreement and the Loan II conversion, the Company agreed to issue to an additional 1,500,000 shares additional shares of its restricted common stock. The fair value of the additional consideration was $1,125,000 and the amount was charged to operations during the nine months ended September 30, 2006 as debt extinguishment costs.

EMPLOYEE NOTE

An officer of the Company and an employee of UCA Services, advanced $200,000 to the Company during 2005. In December 2005, the Company and the employee entered into a Promissory Note (the" Employee Note") related to the advance. The Employee Note bears interest at a rate of 5% per annum and a fee of $10,000 is due to the employee at maturity. The principal balance of the Employee Note together with accrued and unpaid interest and the fee were due and payable in one installment on January 31, 2006. The Company repaid the principal and interest in February 2006. In connection with the Employee Note, on December 8, 2005 the Company's Board of Directors authorized for issuance warrants to the employee to acquire 300,000 shares of our common stock at an exercise price of $1.00 per share. The warrants were issued on January 24, 2006 and expire on January 24, 2009.

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

The Company allocated the $500,000 of proceeds received from the Macrocom Debenture to the debt, warrants and stock instruments issued based on the then computed relative fair values. Additionally, the resulting relative fair value allocated to the debt component was used to measure the intrinsic value of the embedded conversion option of the Macrocom Debenture which resulted in a beneficial conversion feature recorded to additional paid-in capital. The value of the beneficial conversion feature was limited to the amount of the proceeds allocated to the debt component of the Macrocom Debenture. The aggregate amounts allocated to the warrants, stock instruments and beneficial conversion feature, of $500,000 were recorded as a debt discount at the date of issuance of the Macrocom Debenture and were charged to interest expense using the interest method over the stated term of the Macrocom Debenture. During the three and nine months ended September 30, 2006, $0 and $194,444, respectively of discount charged to interest expense. In April 2006, the Macrocom Debenture was repaid in full from the proceeds of the April 2006 Debenture debt financing.

STOCKHOLDER AND OFFICER CONVERTIBLE DEBENTURES

On July 19, 2005, the Company agreed with a stockholder, and an entity affiliated with a former officer of the Company, that aggregate advances of $100,000 made in June 2005 from the stockholder and an entity affiliated with the former officer to the Company be structured as convertible debentures in the face amount of $50,000 each ("Related Party Convertible Debentures"). The Related Party Convertible Debentures were sold on substantially similar terms as the Macrocom Debenture and, accordingly, bear interest at 5% per annum, and were originally due on April 15, 2006. At the option of the holder, the Related Party Convertible Debentures may be converted into shares of the Company's common stock at a conversion price of $.50 per share. Additionally, in connection with the sale of the Related Party Convertible Debentures, the Company issued warrants to each holder to acquire 200,000 shares (or 100,000 each debenture) of the Company's common stock at an exercise price of $1.50 per share which expire in three years from the date of issuance. The Company also issued 75,000 shares (or 37,500 for each debenture) of the Company's common stock to the stockholder and the entity affiliated with an officer as additional consideration. The Company did not provide any collateral.

The Company allocated the $100,000 of proceeds received from the Related Party Convertible Debentures based on the computed relative fair values of the debt, warrant and stock instruments issued. Accordingly, the resulting relative fair value allocated to the debt component was used to measure the intrinsic value of the embedded conversion option of the Related Party Convertible Debentures which resulted in a beneficial conversion feature recorded to additional paid-in capital. The aggregate amounts allocated to the warrants, stock instruments and beneficial conversion feature of $100,000 were recorded as a debt discount at the date of issuance of the Related Party Convertible Debentures and were amortized to interest expense using the interest method over the original stated term of the Related Party Convertible Debentures. During the three and nine months ended September 30, 2006, $0 and $38,890, respectively, of discount has been accreted and recorded as interest expense on the accompanying condensed consolidated statements of operations.

In April 2006, one holder of Related Party Convertible Debentures in the face amount of $50,000 converted the Related Party Debentures into 100,000 shares of the Company's common stock and the other holders in the face amount of $50,000 entered into an extension agreement with the Company to extend the due date of the debenture to September 15, 2006. In connection with the extension, the Company issued 100,000 share of its common stock as additional consideration. The fair value of the shares of common stock was $75,000 which resulted in a relative fair value of $30,000 which was recorded as additional discount and are being amortized over the new term of the Related Party Convertible Debentures. For the three and nine months ended September 30, 2006, $15,098 and $30,000, respectively, of debt discount was accreted and recorded as interest expense.

In September 2006, the holder which the Company entered into a previous extension of Related Party Convertible Debentures in the face amount of $50,000 converted the Related Party Convertible Debentures into 100,000 shares of the Company common stock. In exchange for the conversion, the Company issued to the holder of Related Party Convertible Debentures an additional 300,000 shares of restricted common stock of the Company to the holder. The fair value of the additional consideration was $27,104 and the amount was charged to operations during the three and nine months ended September 30, 2006 as debt extinguishment costs.

                    NETFABRIC HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CORNELL CONVERTIBLE DEBENTURES

On July 5, 2005, the Company entered into an agreement pursuant to which the Company was to sell Cornell Capital Partners, LP ("Cornell") secured convertible debentures in the aggregate principal amount of $1,000,000, which are convertible, at Cornell's discretion, into common stock of the Company. A $400,000 debenture was funded in July 2005, and a $50,000 debenture was funded in September 2005 (collectively the "Original Cornell Debentures"). In connection with the Original Cornell Debentures, the Company issued Cornell warrants to acquire 560,000 shares of its common stock at an exercise price of $0.50 per share as additional consideration. The Original Cornell Debentures could have been redeemed at the Company's option at any time, in whole or in part prior to maturity at a redemption premium of 15% of the principal amount redeemed in addition to principal and accrued interest.

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

As a result of the change in the conversion terms of the October Convertible Debenture on October 27, 2005, the Company determined that the embedded conversion feature of the October Cornell Debenture became subject to the provisions of SFAS No. 133 and therefore the Company accounted for the embedded conversion feature as a liability in accordance with the guidance of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock"("EITF 00-19"). Accordingly, the Company recorded the fair value of the embedded conversion feature of $784,784 as a non-current liability on its balance sheet as of October 27, 2005 and a portion of the amounts previously recorded to additional paid-in capital as part of the Original Cornell Debentures were reclassified from equity to liabilities. For the nine months ended September 30, 2006, the Company recorded a gain in value for derivative financial instruments through the date of repayment of $201,754 related to the change in fair value of the embedded conversion feature which is recorded in the accompanying condensed consolidated statement of operations. As a result of the Cornell Repayment, the value of the embedded conversion feature was reclassified to additional paid-in capital in February 2006.

After the allocation of value to the embedded conversion feature of the October Cornell Debenture the Company allocated the remaining $873,376 principal amount of the total $1,658,160 October Cornell Debenture based on the computed relative fair values of the debt and warrant components, which resulted in additional debt discounts of $210,665. As a result of the Cornell Repayment, the remaining unamortized debt discounts were amortized as of the date of the Cornell Repayment. Accordingly, $1,045,678 of amortization expense related to discount on the October Cornell Debentures was recorded in the accompanying condensed consolidated statement of operations during the nine months ended September 30, 2006.

As part of the Cornell Repayment, the Company paid an early redemption premium charge of $248,724, calculated based on 15% of the principal amount redeemed, which is included in Debt extinguishment costs on the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2006. In connection with the Cornell Repayment, the Company also agreed to reduce the exercise price of the 560,000 warrants previously issued to Cornell from $0.50 to $0.40. The change in exercise price of the warrants was treated as a new issuance of warrants and was valued using the Black Scholes option-pricing model with the following assumptions: (1) common stock fair value of $0.95 per share, (2) expected volatility of 71.26%, (3) risk-free interest rate of 4.62%,
(4) life of 2.71 years and (5) no dividend. The change in exercise price resulted in a fair value of $372,353 for the warrants which was charged to debt extinguishment costs on the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2006.

The Company and Cornell entered into a Registration Rights Agreement (the "Cornell Registration Rights") related to the October Cornell Debenture. As a result of the Cornell Repayment, the Company's obligations under the Cornell Registration Rights were terminated.

                    NETFABRIC HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LAURUS CONVERTIBLE AND NON CONVERTIBLE FINANCINGS

On February 14, 2006, the Company entered into a Security Agreement, dated February 10, 2006 with Laurus Master Fund, Ltd ("Laurus"). Under the Security Agreement, Laurus purchased from the Company a Secured Convertible Note from the Company with a maturity date of February 10, 2009 (the "Laurus Convertible Note") in the aggregate principal amount of $1,500,000 and a Secured Non-Convertible Revolving Note ( "Laurus Revolving Note"), in the aggregate principal amount of $1,500,000. The Laurus Convertible Note and the Laurus Revolving Note are collectively the "Laurus Notes". The Company's ability to receive financing under the Laurus Notes is based on an advance rate equal to 90% of eligible accounts receivable, as defined. However, Laurus has agreed to provide the Company an over advance until July 30, 2007. Through September 30, 2006 $1,500,000 was advanced for the Laurus Convertible Note and $1,405,906 was advanced for the Laurus Revolving Note.

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

The Company allocated the $1,500,000 of proceeds from the Laurus Convertible Note based on the computed relative fair values of the debt and stock instruments issued. The Laurus Options were valued using a Black-Scholes option-pricing model with the following assumptions: (1) common stock fair value of $0.95 per share (2) expected volatility of 71.26%, (3) risk-free interest rate of 4.59%, (4) life of 10 years and (5) no dividend, which resulted in a fair value of $2,569,546 for the Laurus Options. The resulting relative fair value of the Laurus Options was $918,923. Accordingly, the resulting relative fair value allocated to the debt component of $511,577 was used to measure the intrinsic value of the embedded conversion option of $1,054,357 which resulted in a beneficial conversion feature of $511,577 recorded to additional paid-in capital. The aggregate amounts allocated to the Laurus Options and beneficial conversion feature, of $1,430,500 were recorded as a debt discount at the date of issuance of the Laurus Convertible Notes and are being amortized to interest expense using the interest method over the three-year term. For the three and nine months ended September 30, 2006, $125,912 and $317,518 respectively of amortization expense was recorded in the accompanying condensed consolidated statement of operations.

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

In January 2006, the Company issued 10,526 shares of its Common Stock to a vendor to offset outstanding trade payables of $10,000.

In May 2006, the Company entered into a consulting agreement with an unaffiliated entity that agreed to provide new technology acquisition services to the Company and amended the consulting agreement in August 2006. Pursuant to the consulting agreement, the Company issued the consultant 40,000 shares of its common stock. The Company had initially issued the consultant 160,000 shares of common stock but the consultant surrendered 120,000 of the previously issued shares pursuant to an amendment of the agreement. The fair value of the shares is charged to operations as consulting expense. For the three and nine months ended September 30, 2006, $6,367 and $11,034 were charged to operations.

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

EXCHANGE AGREEMENT AMENDMENT

During January and February 2006, the former shareholders of UCA Services with whom the Company previously entered into an Exchange Agreement related to the acquisition of UCA Services (See Note 5) and the Company entered into negotiations related to a dispute over compliance with the provisions of the Exchange Agreement.

In connection with the discussions, the Company and the former UCA shareholders entered into an Amendment to the Exchange Agreement ("Exchange Amendment") which was executed in February 2006. The Exchange Amendment provides that an individual who is an officer, director and stockholder of the Company transfer 9,000,000 shares (fair value of approximately $8,500,000) of the Company's common stock owned by such individual to the former shareholders of UCA. This arrangement was structured whereby the individual surrendered his shares to the Company, and the Company reissued such shares to the former UCA shareholders.

Since the settlement was not a contingency associated with the acquisition of UCA Services, the Company accounted for the shares transferred by the individuals as an expense, based on the value of the shares, in the Company's condensed consolidated financial statements with a corresponding credit to contributed (paid-in) capital by the individual during the three months ended March 31, 2006. Management determined the fair value of the shares issued based on the quoted market price of the Company's common stock on the date of settlement.

                    NETFABRIC HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OTHER SECURITIES

Outstanding warrant and option securities issued in connection with financings consist of the following at September 30, 2006 and December 31, 2005:

                                                            September  30, 2006
                                            ----------------------------------------------------
                                              Warrants   Exercise Price         Expiration
                                            ----------   --------------   ----------------------
Laurus                                       4,256,550   $        0.001                      n/a
Macrocom warrants                            2,000,000   $         0.75                12/9/2006
Macrocom warrants                            1,000,000   $         1.50                7/19/2008
Cornell warrants                               560,000   $         0.50               10/27/2008
Officer and directors warrants, including
  former officers and directors                500,000   $0.50 to $1.50   7/15/2008 to 12/8/2008
other                                        2,266,137   $0.01 to $0.82   12/3/2008 to 6/14/2011
                                            ----------
                                            10,582,687
                                            ==========

                                                             December 31, 2006
                                            ---------------------------------------------------
                                             Warrants   Exercise Price         Expiration
                                            ----------  --------------   ----------------------
Macrocom warrants                           2,000,000   $         0.75                12/9/2006
Macrocom warrants                           1,000,000   $         1.50                7/19/2008
Cornell warrants                              560,000   $         0.50               10/27/2008
Officer and director warrants, including
  former officers and directors               664,805   $0.50 to $1.50   12/3/2008 to 12/8/2008
other                                         988,832   $         0.50    1/1/2009 to 1/29/2009
                                            ---------
                                            5,213,637
                                            =========

Since the conversion of the October Cornell Debenture could result in a conversion into an indeterminable number of shares common stock, in October 2005 the Company determined that under the guidance of EITF 00-19, the Company could not conclude that it had sufficient authorized and unissued shares to settle any warrants or options issued to non-employees. Therefore in October 2005, the Company reclassified the fair value of all warrants and options issued to non-employees that were outstanding as of October 27, 2005 from equity to liabilities. The fair value of the Company's warrants and options issued to non-employees was estimated at approximately $3,065,000 on October 27, 2005 using a Black-Scholes option pricing model for each of the individual securities. As a result, the Company incurred a charge of approximately $2,035,000 on October 27, 2005, which was computed based on the difference between the fair value of the securities and the value of the securities as of October 27, 2005 which had previously been recorded to additional paid-in capital. On December 31, 2005, the fair value of the warrants and options issued to non-employees was re-measured and estimated at $2,940,000 using a Black-Scholes option pricing model for each of the individual securities. For the nine months ended September 30, 2006, the Company recorded a gain of $336,352 on derivative financial instruments related to the change in the fair value of the warrants through the repayment date. The liability for warrants and options issued to non-employees was reclassified to additional paid-in capital upon the Cornell Repayment in February 2006, which terminated Cornell's conversion rights.

In June 2006, the Company entered into a consulting agreement with an unaffiliated entity that agreed to provide investment banking services to the Company. Pursuant to the agreement, the Company issued the consultant warrants to acquire 312,500 share of its common stock at $0.82 per share that vest over the term specified in the consulting agreement. The warrants expire five years from the date of issuance. The fair value of the vested warrants is being charged to operations as a consulting expense. For the three and nine months ended September 30, 2006, $38,900 and $51,516, respectively, were charged to operations for such services.

                    NETFABRIC HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. STOCK-BASED COMPENSATION

On March 3, 2005, the Board of Directors adopted the 2005 Stock Option and Grant Plan (the "Plan"). The purpose of the Plan is to encourage and enable the employees, directors and consultants of the Company upon whose judgment, initiative and efforts the Company largely depends for the success of its business to acquire a proprietary interest in the Company. The Plan became effective on April 19, 2005 and was authorized with 9,000,000 shares of the Company's common stock.

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

The following is a summary of the Company's stock option activity for the nine months ended September 30, 2006:

                                             Weighted Average      Aggregate
                                  Options     Exercise Price    Intrinsic Value
                                 ---------   ----------------   ---------------

Outstanding, December 31, 2005   3,869,010          0.63
Options granted                  3,850,000          0.36
Options exercised                       --
Options cancelled                 (618,925)         1.57
                                 ---------         -----           ----------
Outstanding, June 30, 2006       7,100,085          0.41           $2,009,525
                                 =========         =====           ==========
Exercisable, June 30, 2006       2,731,351         $0.39           $  808,969
                                 =========         =====           ==========

The options outstanding at September 30, 2006 have a weighted average remaining contractual life of approximately 8.8 years. The options exercisable at September 30, 2006 have a weighted average remaining contractual life of approximately 7.5 years. No options have been exercised to date.

The fair value of the options granted during the three and nine months ended September 30, 2006 was estimated as of the date of the grant using the Black Scholes option pricing model, based on the following assumptions: (1) common stock fair value ranging from $0.35 to $0.75 per share (2) expected volatility of 71.26%, (3) risk-free interest rate ranging from 4.59% to 4.92%, (4) life of 5 years and (5) no dividend. For the three and nine months ended September 30, 2005 assumptions were (1) common stock fair value ranging from $1.40 to $2.10
(2) expected volatility of 100% (3) risk free interest rate ranging from 2.72% to 3.97% (4) life of 5 years and (5) no dividend.

The Weighted average fair value of options granted during the nine months ended September 30, 2006 and 2005, was $0.23 and $1.41 per share, respectively.

NOTE 10. RELATED PARTY TRANSACTIONS

Loans and advances payable to stockholders and directors on the accompanying condensed consolidated balance sheet at September 30, 2006 represent amounts owed to stockholders and directors of the Company for advances of cash provided to the Company. Convertible debentures payable to stockholders and directors represent amounts received by the Company pursuant to financings arrangements.

The Company subleases certain office space and incurs occupancy related costs under an agreement with UCA Global, Inc. ("Global"), an entity affiliated with a shareholder of the Company, whereby the Company pays rent and other occupancy costs based on the proportion of square footage occupied by the Company in Global's office facility. Rent and occupancy expenses incurred by the Company under this agreement, which commenced on May 20, 2005, were $31,875 and $95,625 during the three and nine months ended September 30, 2006, respectively, and $33,063 and $36,078 during the three and nine months ended September 30, 2005, and are included in selling, general and administrative expenses.

In the normal course of business, the Company performs services for an entity affiliated with certain significant stockholders. The Company charged approximately $8,000 and $71,000 for such services during the three and nine months ended September 30, 2006, respectively.

                    NETFABRIC HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

                                                                  For the nine Months
                                                                  ended September 30,
                                                               ------------------------
                                                                  2006          2005
                                                               ----------   -----------
Settlement of bridge loan with common stock                    $  500,000   $   500,000
Non-cash offering costs, netted against proceeds from sales
  of common stock                                              $       --   $   368,683
Common stock issued in the acquisition of UCA services         $       --   $32,770,769
Discount on bridge loans relating to warrants                               $   392,196
Discount on convertible debentures relating to warrants                     $   375,804
Discount on convertible debentures relating to shares                       $   156,058
Discount on convertible debentures relating to beneficial
  Conversion feature                                                        $   416,509
Discount on revolving note relating to warrants                $  513,820   $        --
Discount on convertible note relating to warrants              $  918,923   $        --
Discount on convertible debt relating to beneficial
  conversion feature                                           $  511,577   $    67,500
Issuance of common shares in connection with settlement of
  payables                                                     $   35,000   $        --
Discount on convertible debenture due to officer relating to
  common stock                                                 $   30,000   $        --
Discount on convertible debenture due to a stockholder
  relating to common stock                                     $   61,765   $        --
Discount on convertible debenture due to a stockholder
relating to beneficial conversion feature                      $   16,765   $        --
Discount on April 2006 Debentures relating to common stock     $  103,272   $        --
Discount on April 2006 Debentures relating to warrants         $   90,739   $        --
Discount on April 2006 Debentures relating to beneficial
  conversion feature                                           $  305,990   $        --
Discount on April 2006 Debentures extension relating to
  warrants                                                     $  115,908   $        --
Discount on April 2006 Debentures extension relating to
  common stock                                                 $   56,342   $        --
Conversion of convertible debenture issued to stockholder
  and officer with common stock                                $  130,000   $        --
Common stock issued for technology licensing acquisition       $1,650,000
Rescission of shares previously issued for services            $   15,452

NOTE 12. SUBSEQUENT EVENTS

In October 2006, the Company sold Convertible Debentures (the "Debentures") in the face amount of $200,000 to two individuals. The Debentures bear interest at 8% and are due in three months from the date of issuance. At the option of the Debenture holder, the Debentures can be converted into shares of the Company's common stock at a conversion price of $.50 per share. In connection with the sale, the Company issued warrants to individuals to acquire an aggregate of 400,000 shares of the Company's common stock with a nominal exercise price. The warrants expire three years from the date of issuance.

In October 2006, the Company's board of directors approved an amendment to the Certificate of Incorporation to increase the number authorized common stock to 200 million shares. The change will become effective on or about November 20, 2006 following a written consent of the shareholders.

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

CORPORATE HISTORY

NetFabric Holdings, Inc. ("Holdings" "our", "we" or the "Company") were formerly known as Houston Operating Company and were incorporated in Delaware in August of 1989. On December 9, 2004, we entered into an Acquisition Agreement with all of the stockholders of NetFabric Corp (the "Acquisition agreement"). At the closing, which occurred at the same time as the execution of the Acquisition Agreement, we acquired all of the issued and outstanding capital stock of NetFabric Corp. from the stockholders in exchange for an aggregate of 32,137,032 newly-issued shares of our common stock. The acquisition was accounted for as a reverse merger whereby NetFabric Corp. was treated as the acquirer. NetFabric Corp. was incorporated in the State of Delaware on December 17, 2002, as a new corporation. On April 19, 2005, our name was changed from Houston Operating Company to NetFabric Holdings, Inc. and our stock symbol was changed from "HOOC" to "NFBH."

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

As previously noted, the December 9, 2004 acquisition was accounted for as a reverse merger whereby NetFabric Corp. was treated as the acquirer. Accordingly, the historical financial statements of NetFabric Corp. have been presented for all periods required. NetFabric Corp. began operations in January 2003 and was a development stage company until the UCA acquisition. The UCA acquisition was accounted for using the purchase method of accounting with the results of the operations included in the Company's condensed consolidated financial statements from the date of acquisition.

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005:

Revenues. Revenues for the nine months ended September 30, 2006, increased by $5,467,781 or 73.1% compared to the same period of the prior year. This increase was due to the UCA acquisition. We anticipate that our revenues will increase for fiscal year 2006 due to the full year impact of the UCA acquisition. For the three months ended September 30, 2006, revenues decreased by $657,294 or 12.6% compared to the same period of the prior year. The decrease was due to certain one-time projects undertaken in 2005. For the nine months ended September 30, 2005, on a pro forma basis, UCA had revenues of $14,365,378. The decrease on a pro forma basis was due to certain one-time projects undertaken in 2005.

Direct employee compensation and consultant expenses. For the three months ended September 30, 2006, our direct employee compensation and consultant expenses decreased by $297,471 or 7.9% to $3,489,443.The decrease was due to decreased revenues in comparable period of 2006. For the nine months ended September 30, 2006, our direct employee compensation and consultant expenses increased by $4,119,612 or 74.0% to $9,684,601. The increases were due to increased revenues resulting from the UCA acquisition. We anticipate direct employee compensation and consultant expenses to increase for fiscal year 2006 in line with the anticipated increase in our revenues.

Selling, general and administrative expenses. Our selling, general and administrative expenses decreased for the three months ended September 30, 2006 by $517,878 or 29.3% to $1,247,345. The principal component of the decrease was $350,000 of prospective financing costs incurred during the three months ended September 30, 2005.For the nine months ended September 30, 2006, our selling, general and administrative expenses increased by $1,185,251 or 40.9% to $4,081,025. The increases were due to the UCA acquisition.

Amortization of debt discount. Amortization of debt discount for the three months ended September 30, 2006 decreased by $79,844 or 18.0% to $364,144. For the nine months ended September 30, 2006 amortization of debt discount increased by $1,792,215 or 221.7% to $2,600,572. The increase was due to the amortization of debt discount resulting from the allocation of value to certain equity instruments issued in connection with debt issued in 2006 and 2005. At September 30, 2006 the aggregate unamortized debt discount was $1,720,442, which will be amortized and charged to operations over the term of the respective debt.

Depreciation and amortization. For the three months ended September 30, 2006 depreciation and amortization increased by $67,077 or 469.4% to $81,367. For the nine months ended September 30, 2006, depreciation and amortization increased by $203,434 or 999.2% to $223,794. The increases were due to additional assets arising from the UCA acquisition.

Interest expense. For the three and nine months ended September 30, 2006 interest expense increased by $31,592 and $176,026, respectively, due to increased borrowing levels in 2006.

Derivative Financial Instruments. As a result of the change in the conversion terms of the October Convertible Debentures on October 27, 2005, we determined that the embedded conversion feature of the October Cornell Debenture became subject to the provisions of SFAS No. 133 and therefore we accounted for the embedded conversion feature as a liability in accordance with the guidance of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). Accordingly, we recorded the fair value of the embedded conversion feature of $784,784 as a non-current liability on its balance sheet as of October 27, 2005 and a portion of the amounts previously recorded to additional paid-in capital as part of the Original Cornell Debentures were reclassified from equity to liabilities. For the nine months ended September 30, 2006 we recorded a gain in value for derivative financial instruments of $336,352 related to the change in fair value of the embedded conversion feature which is recorded in the accompanying condensed consolidated statement of operations. As a result of the Cornell Repayment, the value of the embedded conversion future was reclassified to additional paid-in capital.

Debt extinguishment costs. As part of the Cornell Repayment we paid an early redemption charge of 15% of the principal amount redeemed or $248,724 which charge is included on the accompanying condensed statement for operations for the nine months ended September 30, 2006. In connection with the Cornell Repayment we also agreed to reduce the exercise price of the 560,000 warrants from $0.50 to $0.40. The change in exercise price of the warrants was treated as a new issuance of warrants and was valued using the Black Scholes option-pricing model. The reduction in exercise price resulted in a fair value of $372,353 for the warrants, which was charged to operations for the nine months ended September 30, 2006.

On May 24, 2006 the Company entered into a Waiver and Agreement to Convert (the "Agreement") with Macrocom Investors LLC ("Macrocom"). Pursuant to the Agreement, Macrocom agreed immediately to convert a note issued by the Company in the principal amount of $500,000 and due on October 10, 2006, including all interest accrued thereon, into 1,000,000 shares of restricted common stock of the Company. In addition, Macrocom and the Company agreed to waive and release each other from any claims in connection with the Note and all other agreements executed to date between Macrocom and the Company. In exchange for the waiver and the early conversion, the Company agreed to issue to an additional 1,500,000 shares of restricted common stock to Macrocom. The fair value of the additional consideration was $1,125,000 and the amount was charged to operations during the nine months ended September 30, 2006 as debt extinguishment costs.

Non cash charge for dispute settlement. In January 2006, we entered into a termination agreement with a consultant. In connection with the termination, an individual who is our officer, director and stockholder transferred 1,000,000 shares of our common stock to the benefit of the consultant. We accounted for the settlement expense, based on the value of the shares of our shares on the settlement date ($0.95) during the nine months ended September 30, 2006. In February 2006, we entered into an amendment agreement with the former UCA shareholders. Pursuant to the amendment agreement, an individual who was our officer, director and stockholder transferred 9,000,000 shares of our common stock owned by him to the former UCA shareholders. Since the settlement was not a contingency associated with the acquisition of UCA Services, we accounted for the shares transferred by the individual as an expense, based on the value of the shares, during the nine months ended September 30, 2006.

In process research and development. On August 11, the Company entered into an agreement with Utek Corporation ("Utek"), an unaffiliated specialty finance company focused on technology transfers, to acquire a technology license for intrusion detection software developed by a university. We anticipate further development and testing of the technology. Because of the uncertainties surrounding the ultimate commercial deployment of the technology and due to the technology not having alternative use, we charged the cost of the license agreement of $1,200,000 as in process research and development costs during the three months ended September 30, 2006.

Discontinued Operations On May 3, 2006, our Board of Directors decided to exit from the hardware-based VoIP communications product line (including resale of transport services) that is targeted to SMBs. In accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS No. 144"), the results of operations from its VoIP business segment has been reclassified as discontinued operations for all periods presented. For the nine months ended September 30, 2006, loss from discontinued operations decreased by $1,135,500 or 70.5%. The decreases were due to our scaling back of VoIP operations in 2006 and eventual exit from the business during 2006. Revenues from VoIP operations have been nominal in all periods presented and operating expenses are the losses reported.

Net loss. As a result of the foregoing, for the three months ended September 30, 2006, net loss increased by $804,958 or 61.3% to a loss of $2,119,075, compared to a net loss of $1,314,117 in the three months ended September 30, 2006. For the nine months ended September 30, 2006, net loss increased by $13,446,348 to net a loss of $16,914,496 compared to a net loss of $3,468,148 in the nine months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, our working capital deficiency was $3,125,743 compared to a working capital deficiency of $2,176,606 at December 31, 2005. The increase in the working capital deficiency was principally due to operating losses. During the nine months ended September 30, 2006, our operating activities from continuing operations used cash of approximately $632,000 compared to approximately $451,000 used during the nine months ended September 30, 2005.

During the nine months ended September 30, 2006, our operating losses, after adjusting non cash items utilized approximately $1,269,000 of cash, and working capital items provided approximately $637,000 of cash. The principal components of working capital changes were an increase in our accounts payables and increase of deferred revenue or customer advance offset by an increase in our accounts receivable. During the nine months ended September 30, 2005, our operating losses after adjusting for non cash items utilized approximately $600,000 of cash and working capital items provided approximately $149,000 of cash.

Pursuant to a financing commitment, in two separate closings in January and March 2005, we sold 1,000,000 shares of common stock to Macrocom and 1,000,000 shares of our common stock to Michael Millon, resulting in aggregate proceeds of $1,000,000 for $0.50 per share. Additionally, under this arrangement, Macrocom received warrants to purchase 2,000,000 shares of common stock at a purchase price of $1,500,000. The warrants expire in December 2006. We also issued 250,000 shares to Michael Millon as consideration for arranging the Macrocom financing.

In February 2006, we repaid $ 70,000 owed to Fred Nazem, a stockholder of the Company and $200,000 owed to Fahad Syed, an officer and director of the Company. In addition, we repaid $100,000 due to Faisal Syed, a stockholder of the Company. Prior to our acquisition of UCA, UCA issued a promissory note to Faisal Syed for $100,000. The note bore interest at the rate of 6%. The promissory note together with accrued but unpaid interest was due in June 2005.

In February 2006, we along with our subsidiaries, entered into a Security Agreement, dated February 10, 2006 ( the "Security Agreement")with Laurus Master Fund, Ltd., a Cayman Islands company ("Laurus"). Under the Security Agreement, Laurus purchased us a Secured Convertible Note (the "Laurus Convertible Note"), with a maturity date of February 10, 2009, in the aggregate principal amount of $1,500,000 and a Secured Non-Convertible Revolving Note (the "Laurus Revolving Note"") in the aggregate principal amount of $1,500,000. The Laurus Convertible Note and Laurus Revolving Notre are collectively referred to as "Laurus Notes". Availability under the Laurus Notes is based on an advance rate equal to 90% of eligible accounts receivable, and Laurus has agreed to provide us an over advance for a specified period. The Laurus Convertible Note has a three-year term, and bears interest at 1% above the prime rate, with a minimum interest rate of 8%. Laurus shall have the option, but not the obligation, at any time until the maturity date, to convert all or any portion of the Laurus Convertible Note and accrued interest into shares of our common stock at an exercise price of $0.91 per share. If converted in full we would be obligated to issue an aggregate of 1,648,352 shares of our common stock. We have the option, to prepay the Laurus Convertible Note by paying Laurus the applicable redemption premium. The Laurus Revolving Note has a three-year term, and bears interest at 1% above the prime rate, with a minimum interest rate of 8%.

In connection with the borrowing, we issued to Laurus a common stock purchase option ("Option") to purchase up to 4,256,550 shares of our common stock for nominal consideration. Additionally, we entered into a registration rights agreement with Laurus ("Registration Rights Agreement"), covering the registration of common stock underlying the Secured Convertible Note and the Option. Our obligations under the Laurus Notes are secured by first liens on all of our assets, and Laurus may accelerate all obligations under the Laurus Notes upon an event of default.

Our initial borrowing was approximately $2,300,000 and we utilized approximately $1,900,000 of the initial borrowing to repay all amounts owed to Cornell pursuant to a Secured Convertible Debenture, including an applicable redemption premium. At September 30, 2006, our availability with Laurus was $2,985,000 and our aggregate borrowings with Laurus were approximately $2,905,000 (face amount).

On April 19, 2006, we sold Convertible Debentures (the "April 2006 Debentures") in the face amount of $500,000 to five individuals including $150,000 face value to Fahad Syed, an officer and director, and $50,000 face value to Fred Nazem, a stockholder. The April 2006 Debentures bear interest at 8% and were due on June 17, 2006. At the option of the Debenture holder, the Debentures can be converted into shares of our common stock at a conversion price of $.50 per share. In connection with the sale, we issued two individuals warrants to acquire an aggregate of 200,000 shares of its common stock with a nominal exercise price. The warrants expire in three years from the date of issuance. For the other three individuals, we issued an aggregate of 225,000 shares of our common stock as additional consideration. For the three individuals, the Company has agreed to place 3,000,000 shares of its common stock as collateral with an escrow agent. There will not be any collateral for the April 2006 Debentures issued to Fahad Syed and Fred Nazem. We used the proceeds from the sale of the Debentures to repay $500,000 due to Macrocom pursuant to the Macrocom Convertible Debenture issued in July of 2005.

On May 24, 2006 Macrocom converted a note issued by the Company in the principal amount of $500,000 and due on October 10, 2006, including all interest accrued thereon, into 2.5 million shares ( 1 million shares pursuant to the initial agreement and 1.5 million shares pursuant to a waiver and agreement to convert) of restricted common stock of the Company.

In June 2006, we and the holders of the April 2006 Debentures entered into an agreement to extend the term of the debentures to September 15, 2006. In exchange for the extension, we issued to the holders an aggregate of 150,000 shares of its common stock and warrants to acquire an aggregate of 400,000 shares of our common stock with a nominal exercise price. The warrants expire in three years from the date of issuance. In September 2006, we repaid $100,000 of face amount and entered into an agreement to extend the term of the debentures to December 15, 2006. In exchange for the extension, we issued to the holders an aggregate of 200,000 shares of common stock and warrants to acquire 200,000 shares of our common stock with a nominal strike price. The warrants expire in three years from the date of issuance.

In April 2006, Fred Nazem, a stockholder, converted a convertible debenture issued to him in July 2005 to 100,000 shares of our common stock. We also extended the maturity date of another convertible debenture held by an entity affiliated with our former officer in the face amount of $50,000 to September 15, 2006 and we issued 100,000 shares of our common stock to the debenture holder as additional consideration. In September 2006, the holder converted the convertible debenture into 100,000 shares of our common stock. As an inducement for conversion, we issued the debenture holder 300,000 shares of our common stock.

On June 8, 2006, we sold a Convertible Debenture (the "Stockholder Convertible Debentures") in the face amount of $150,000 to Fred Nazem, a stockholder. The Debentures bear interest at 8% and are due on August 4, 2006. At the option of the Debenture holder, the Stockholder Convertible Debentures can be converted into shares of our common stock at a conversion price of $.50 per share. In connection with the sale, we issued 300,000 shares of its common stock as additional consideration. In August we extended the due date of the debenture to December 15, 2006.

On August 11, 2006, we entered into an agreement with Utek Corporation ("Utek"), an unaffiliated specialty finance company focused on technology transfer, to acquire a technology license for intrusion detection software developed by a university. To facilitate the transfer of technology; Utek formed a subsidiary, Intrusion Detection Technologies, Inc. ("ITDI"). IDTI did not have any business operations and its assets consisted of cash balance of $500,000 and a license agreement with a university for intrusion detection software by the university. We acquired all of the outstanding shares of IDTI from Utek for a consideration of 7,500,000 shares of the Company's common stock, including 375,000 shares assigned by Utek to its consultant. The term of the license agreement is the later of 15 years from the date of filing of the licensed patents or the expiration of the last patent. The university requires a royalty in the amount of five percent of net sales of the licensed products.

For continued growth, we need capital for both technology investments and operations. Technology investments will improve our consultants with new skills thereby enabling us to obtain additional projects from our existing customers and from new customers. We can accomplish this either through investment and strategic partnership with new software companies or through hiring consultants and paying for their bench time until we obtain projects where they can be placed on a billable basis. Working capital requirements are principally for additional receivables that need to be supported by an increased revenue base resulting from anticipated growth. We believe that the Revolver with Laurus will provide us the necessary working capital required for the accounts receivable growth.

In order to execute our business plan and achieve our objectives for the near future, management believes it will require approximately $2,000,000 over the next 12 months for working capital. A significant component of this is for satisfying our obligations as they become due, both borrowing and vendor payables. Our ability to continue as a going concern and our future success are dependent upon our ability to raise capital in the near term to satisfy our current obligations. Management's plans in this regard include, but are not limited to current discussions and negotiations with a number of additional financing alternatives, one or more of which it believes will be able to successfully close to provide necessary working capital. There is no assurance that we will be successful in completing the financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 3. CONTROLS AND PROCEDURES

A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act are accumulated and communicated to management, including the Chief Executive Officer ("CEO"") and Chief Financial Officer ("CFO") , as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act are recorded, processed, summarized and reported as and when required.

B. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

There were no changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

The Company from time to time is involved in routine legal matters incidental to business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2006:

The Company issued 400,000 shares of common stock to CCS Group LLC upon their conversion of a convertible debenture.

The Company issued 200,000 shares of common stock to the holder of a convertible debenture as consideration for extending the due date of the convertible debenture.

The Company issued 7,125,000 shares of common stock to Utek Corporation for a technology license agreement and also issued 375,000 shares of common stock to Aware Capital Consultants pursuant to an assignment by Utek Corporation.

The Company issued 750,000 shares of common stock to Scarborough Limited as consulting fees.

The Company amended its May 25, 2006 agreement with Utek Corporation whereby Utek Corporation surrendered 120,000 of 160,000 shares of the Company's common stock issued to them on May 25, 2006.

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


Date: November, 2006                         By: /s/ Fahad Syed
                                                 -------------------------------
                                                 Fahad Syed
                                                 Chairman and Chief
                                                 Executive Officer


                                             By: /s/ Vasan Thatham
                                                 -------------------------------
                                                 Vasan Thatham
                                                 Principal Financial Officer and
                                                 Vice President