Form 10QSB/A
period 2006-09-30
NETFABRIC HOLDINGS, INC
filed 2006-11-20
CIK 1083220

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549

                                   FORM 10-QSB/A

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


Date: November 20, 2006                      By: /s/ Fahad Syed
                                                 -------------------------------
                                                 Fahad Syed
                                                 Chairman and Chief
                                                 Executive Officer


                                             By: /s/ Vasan Thatham
                                                 -------------------------------
                                                 Vasan Thatham
                                                 Principal Financial Officer and
                                                 Vice President