Form 10KSB
period 2006-12-31
NETFABRIC HOLDINGS, INC
filed 2007-04-16
CIK 1083220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ----------------------

                                   FORM 10-KSB
(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

         for the fiscal year ended December 31, 2006

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-21419

                            NETFABRIC HOLDINGS, INC.
                 (Name of Small Business Issuer in Its Charter)


                Delaware                                      76-0307819
     (State or Other Jurisdiction of                       (I.R.S. Employer
     Incorporation or Organization)                       Identification No.)

     Three Stewart Court, Denville, New Jersey                   07834
       (Address of Principal Executive Offices)               (Zip Code)

                                 (973) 887-2785
                (Issuer's Telephone Number, Including Area Code)

     Securities registered under Section 12(b) of the Exchange Act: None

     Securities registered under Section 12(g) of the Exchange Act:

        Title of Each Class            Name of Each Exchange on Which Registered
        -------------------            -----------------------------------------

   Common Stock, $.001 Par Value            Over-the-Counter Bulletin Board

      Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. |_|

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes |X| No |_|

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).                     Yes |_| No |X|

      State issuer's revenues for its most recent fiscal year. $17,599,303

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. $2,231,528 as of March 14, 2007.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 75,663,883 shares of Common Stock, $0.001 par value, outstanding as of March 14, 2007.

      Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|

                                     PART I

From time to time, including in this annual report on Form 10-KSB, NetFabric Holdings, Inc. (the "Company", "NetFabric", "our" or "we") may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, future operations, new products, research and development activities and similar matters. A variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, without limitation, the following: general economic and business conditions, both nationally and in our markets; our expectations and estimates concerning future financial performance, financing plans, acquisitions or mergers, and the impact of competition; our ability to implement our acquisition and growth strategy; anticipated trends in our business; advances in technologies; and, other risk factors set forth under "Risk Factors" beginning on page 18 in this report.

ITEM 1. DESCRIPTION OF BUSINESS

We were incorporated in the State of Delaware on August 31, 1989 as Houston Operating Company. On December 9, 2004, we acquired NetFabric Corporation ("NetFabric Corp.") and on April 19, 2005, we changed our name to NetFabric Holdings, Inc. On May 20, 2005, we acquired UCA Services, Inc ("UCA").

We are now organized into two distinct divisions. NetFabric Holdings, Inc. is the holding company that houses the finance and administrative functions and is responsible for financing transactions and regulatory compliance activities. UCA provides IT services and solutions to a wide range of clients in the financial industry as well as the pharmaceutical, healthcare and hospitality sectors.

NetFabric Corp. Acquisition

On December 9, 2004, we entered into an acquisition agreement (the "Acquisition Agreement") with all of the stockholders of NetFabric Corp. At the closing, which occurred simultaneously with the execution of the Acquisition Agreement, we acquired all of the issued and outstanding capital stock of NetFabric Corp. from the stockholders in exchange for an aggregate of 32,137,032 newly-issued shares of our common stock. The acquisition was accounted for as a reverse merger whereby NetFabric Corp. was treated as the acquirer. NetFabric Corp. was incorporated in the State of Delaware on December 17, 2002, as a new corporation and not as a result of a material reclassification, merger, consolidation, purchase or divesture.

Prior to our acquisition of NetFabric Corp., we did not have any operations, and we were a shell company whose primary business objective was to merge and become public. Immediately prior to the NetFabric Corp. acquisition, our directors were Wesley F. Whiting and Redgie Green. Our officers were, Wesley F. Whiting - President and Redgie Green - Secretary. The directors of NetFabric Corp. were Jeff Robinson (Chairman), Richard Howard and Charlotte Denenberg. The officers of NetFabric Corp. were, Jeff Robinson - Chief Executive Officer, Walter Carozza
- Chief Financial Officer, Philip Barak - Vice President of Finance, and Victoria Desidero - Vice President of Marketing.

UCA Acquisition

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

Discontinued Operations

NetFabric Corp. provided hardware and services to small to mid-sized businesses ("SMBs") that utilized the Internet for telephone communications or Voice over Internet Protocol ("VoIP"). NetFabric Corp. developed and marketed appliances, or Customer Premises Equipment ("CPE") that simplified the integration of standard telephone systems with an IP infrastructure. With minimal revenues from VoIP operations, we concluded that we could not implement our original business for VoIP operations within our resources or with the additional capital we could raise in the near term. On May 5, 2006, our Board of Directors decided that the Company should exit from the hardware-based VoIP communications product line (including resale of transport services) targeted at SMBs. In accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS No. 144"), the results of operations from the VoIP business segment have been reclassified as discontinued operations for all periods presented. After the discontinuation of VoIP operations, our only operations are that of UCA, which are discussed in more detail in Item 6 below.

Our Services

We serve the information and communications needs of a wide range of Fortune 500 and SMB clients in the financial markets industry, as well as the pharmaceutical, health care and hospitality sectors. Our broad range of services include (i) Managed Services (ii) Professional Services (iii) IT Infrastructure & Communications Services and Maintenance, and (iv) Application Development and Maintenance.

Managed Services

In Managed Services, we serve clients seeking to outsource management of some or all of their IT applications. As a result, their internal management and staff are able to focus on projects that create and foster initiatives leading to a competitive advantage for their company. Our services in this area include data center services, help desk and facilities management. We also provide a fully managed suite for storage management, information protection (backup and recovery) and information optimization (archival services) from the data center to the desktop.

Professional Services

We provide a wide range of IT staffing services to clients in diversified vertical markets, including financial services, telecommunications, manufacturing, information technology, pharmaceutical, transportation and health care. Consultative and staffing resources may be used to undertake a role on a long-term strategic project or fill a short-term need for a technology skill set. We deliver qualified consultants and project managers for contract assignments and full-time employment across many technology disciplines. Areas of expertise include project management, business analysis, systems architecture and design, database architecture and design, application code development, network engineering, quality assurance and testing.

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

Application Development and Maintenance

We help organizations plan, develop, integrate and manage custom applications software, packaged software and industry-specific software solutions. We offer applications development and maintenance-support solutions for our customers, including shared risk engagements and fully outsourced projects, managed quality assurance and testing services, including functional testing, compatibility tests, performance testing, regression testing and benchmarking. Benefits to clients using these services can include reduced costs, extended value of technology investments, information sharing and enhanced ability to adapt to market changes.

Sales and Marketing

We sell our IT services through a direct sales force located principally in the New York area. These sales associates, also known as client executives, are supported by sales support personnel. Currently, we have approximately 14 sales associates and sales support personnel selling our IT services. We also have independent sales agents (non-employees), who sell our services on a commission basis. In addition, three large providers of software and solutions services market our services as a part of their sales effort to their customers where our services are part of an overall package. Our marketing strategy is to develop long-term partnership relationships with existing and new clients that will lead to us becoming a preferred provider of information technology services. We seek to employ a cross-selling approach, where appropriate, to expand the number of services utilized by a single client.

Competition

The information technology services industry is highly competitive and served by numerous international, national, regional and local firms, all of which are our existing or potential competitors. Our primary competitors are software consulting and implementation firms, applications software firms, service groups of computer equipment companies, general management consulting firms, programming companies, offshore firms and temporary staffing firms, as well as the internal information technology staff of our clients. We believe that the principal competitive factors in the information technology services industry include the range of services offered, cost, technical expertise, responsiveness to client needs, speed in delivering information technology solutions, quality of service and perceived value. A critical component of our ability to compete in the marketplace is our ability to attract, develop, motivate and retain skilled professionals. We believe we can compete favorably in hiring such personnel by offering competitive compensation packages and attractive assignment opportunities. Many of our competitors have stronger brand recognition and significantly greater financial, technical, marketing and other resources than we do. Our share of the market compared to theirs is too small to quantify.

Seasonality

Our business can be affected by the seasonal fluctuations in corporate IT expenditures. Generally, expenditures are lowest during the first quarter of the year when our clients are finalizing their IT budgets. In addition, our quarterly results may fluctuate depending on, among other things, the number of billing days in a quarter and the seasonality of our clients' businesses. Our business is also affected by the timing of holidays and seasonal vacation patterns, generally resulting in lower revenues and gross margins in the fourth quarter of each year. In addition, we experience an increase in our cost of sales and a corresponding decrease in gross profit and gross margin in the first quarter of each year as a result of resetting certain state and federal employment tax salary limitations.

Major Customers/ Clients

We currently derive, and we believe we will continue to derive, a significant portion of our service revenue from a limited number of corporate clients. Our two largest clients for the year ended December 31, 2006 accounted for 35% and 11%, respectively, of our revenues. The volume of work we perform for specific clients may vary from year to year, particularly since we typically are not the only outside service provider for our clients. Thus, a major client in one year may not provide the same level of revenue in a subsequent year. In certain cases, clients have reduced their spending on IT services due to economic conditions and consequently have reduced the volume of business from us.

Operations In India

Current global macroeconomic conditions and intense competitive pressures have forced companies to focus on their core activities and outsource critical but non-core activities to companies that specialize in such non-core functions. Outsourcing enables companies to reduce their operating costs, realize benefits of scale and flexible cost structures and achieve significant process improvements. Two types of outsourcing important to our business are business process outsourcing ("BPO") and knowledge process outsourcing ("KPO"). BPO involves routine information technology processes, including billing, accounting and other financial services, software research and development and related support functions such as transaction processing and customer service operations. KPO involves processes that demand advanced information search, analytical, interpretation and technical skills as well as some judgment and decision making. Examples of KPO functions include intellectual property or patent research, paralegal and medical transcription services, and analytical services, such as equity research, econometric and financial modeling, competitive intelligence and industry reports.

In 2006, we established a subsidiary in India, NetFabric Technologies India Pvt. Ltd. This entity will provide BPO services, software development services and internal back office support to our existing customers. Prior to 2006, these services were provided by third party vendors in India, at negligible cost to us. We transitioned these services from third party vendors to in-house operations without incurring material expenses for the initial set up of our operations. In 2006, our operations in India were principally for our own back office requirements and we did not incur a material amount of expenses. Based on the initial results of our operations and our customers' requirements for such services, we plan to increase our operations in the future. In addition, we are evaluating other options to grow in the BPO and KPO sectors in India. Although we will need a significant amount of additional capital to grow in the BPO/KPO space in India, we do not currently have a commitment with anyone to provide us with such additional capital. Therefore, there can be no assurance that we will be able to grow in the BPO/ KPO sectors in India.

Employees

On a consolidated basis, we have 117 employees, including 37 employees and 80 billable consultants. We have 14 employees in sales, 15 in service/products delivery management, and 8 in executive and administrative positions. In addition to the 80 billable consultants who are employees, we utilize the services of approximately 125 billable independent contractors. Our subsidiary in India has 8 additional employees.

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). The public may read and copy any materials that we have filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains the reports, proxy and information statements and other information regarding the Company that we have filed electronically with the SEC. The address of the SEC's Internet site is http://www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

Description of Property

We do not own any real property and we lease our main office space through a sublease. The office space is located at Three Stewart Court, Denville, New Jersey. The total office space is 13,000 square feet and the term of the sublease is three years, which expires in July 2008. The annual rent is approximately $144,000. In December 2006, we entered into a lease for new office space with a term of 64 months. Accordingly, we have terminated the sublease, effective April 2007. The new office space, located in Parsippany, New Jersey, is approximately 6,500 square feet with annual rent of approximately $129,000 with future escalation provisions. We anticipate moving into the new office space in April 2007.

We also have additional office space in St. Louis, Missouri pursuant to a lease that expires in March 2010. This office space is approximately 1,000 square feet with annual rent of approximately $17,000. Our subsidiary in Pune, India has office space of approximately 3,700 square feet, pursuant to a lease expiring in November 2009, with annual rent of approximately $42,000.

The Company believes that its leased office spaces are sufficient, in good condition and are adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to, nor is any of our property the subject of, any pending legal proceedings other than routine litigation that is incidental to our business.

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

                                                           High            Low
                                                           ----            ---

              YEAR ENDING DECEMBER 31, 2006
              First Quarter                                $0.95          $0.68
              Second Quarter                               $0.90          $0.35
              Third Quarter                                $0.33          $0.09
              Fourth Quarter                               $0.12          $0.10

              YEAR ENDED DECEMBER 31, 2005
              First Quarter                                $3.00          $0.90
              Second Quarter                               $1.75          $1.10
              Third Quarter                                $1.50          $0.90
              Fourth Quarter                               $1.15          $0.65



As of March 14, 2007, the number of stockholders of record was approximately 467 (excluding beneficial owners and any shares held in street name or by nominees).


In the past three years, we have not paid any dividends upon our common stock. The payment of common stock dividends, if any, in the future rests within the discretion of our Board of Directors and will depend upon, among other things, our earnings, capital requirements and financial condition, as well as other relevant factors. In connection with a $3 million financing completed in February 2006 and pursuant to a Securities Purchase Agreement related thereto between the Company and Laurus Master Fund, Ltd. ("Laurus"), Laurus restricts our ability to pay dividends without their prior consent. The financing with Laurus is discussed in more detail in the notes to Consolidated Financial Statements set forth below.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

During the three months ended December 31, 2006:

We issued 250,000 shares of common stock to Indus Investments, Inc. as consulting fees.

We issued three individuals warrants to acquire 550,000 shares of our common stock at an exercise price of $0.01 per share as additional consideration for borrowings from them pursuant to convertible debentures issued by the Company.

The foregoing shares were issued pursuant to exemptions from registration under Sections 3(a)(9) and 4(2) of the Securities Act of 1933.

Equity Plan Compensation Information

The following table sets forth information as of December 31, 2006 regarding compensation plans under which our equity securities are authorized for issuance.

                                                                                                      Number of Securities
                                                                                                     Remaining Available for
                                                   Number of Securities                               Future Issuance Under
                                                     to be Issued Upon        Weighted Average         Equity Compensation
                                                        Exercise of           Exercise Price of         Plans (Excluding
                                                   Outstanding Options,     Outstanding Options,     Securities Reflected in
                                                    Warrants and Rights      Warrants and Rights           Column (a))
Plan Category                                               (a)                      (b)                       (c)
-------------------------------------------------  ---------------------  ------------------------  --------------------------------
Equity Compensation Plans(1)                            7,100,085                  $0.41                    1,899,915
Equity compensation plans not approved by
  equity holders(2)                                     9,192,687                   0.30                            0
                                                   ---------------------  ------------------------  --------------------------------
Total                                                  16,232,772                                           1,899,915

(1) Pursuant to our 2005 Stock Option Plan.

(2) Outstanding warrants to acquire shares of common stock. The warrants expire at various times through 2011.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis and results of operation should be read in conjunction with the consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report and reports included herein by reference. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Our independent registered public accounting firm has indicated in their report, dated April 13, 2007, on our December 31, 2006 financial statements since we have experienced net losses since inception and have a working capital deficiency their report indicates that these matters raise substantial doubt about our ability to continue as a going concern. Our plan with regard to this matter is discussed elsewhere in this document. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CORPORATE HISTORY

We were formerly known as Houston Operating Company and were incorporated in Delaware on August 31, 1989. On December 9, 2004, we entered into an Acquisition Agreement with all of the stockholders of NetFabric Corp. At the closing, which occurred simultaneously with the execution of the Acquisition Agreement, we acquired all of the issued and outstanding capital stock of NetFabric Corp. from the stockholders in exchange for an aggregate of 32,137,032 newly-issued shares of our common stock. The acquisition was accounted for as a reverse merger whereby NetFabric Corp. was treated as the acquirer. NetFabric Corp. was incorporated in the State of Delaware on December 17, 2002, as a new corporation. On April 19, 2005, our name was changed from Houston Operating Company to NetFabric Holdings, Inc. and our stock symbol was changed from "HOOC" to "NFBH."

UCA SERVICES, INC. ACQUISITION

On May 20, 2005, we entered into and closed on a share exchange agreement, whereby we purchased all of the issued and outstanding shares of UCA from its shareholders in exchange for the issuance of 24,096,154 shares of our common stock. UCA is an IT services and solutions company that serves the information needs of a wide range of Fortune 500 clients in the financial markets industry and the pharmaceutical, health care and hospitality sectors. UCA delivers a broad range of IT services in managed services, professional services, infrastructure builds and maintenance, application development and maintenance areas. The acquisition was accounted for using the purchase method of accounting with UCA's results of operations included in our consolidated financial statements from the date of acquisition.

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

With minimal revenues from VoIP operations, we concluded that we could not implement our original business plan for VoIP operations within our resources or with the additional capital we could raise in the near term. On May 5, 2006, our Board of Directors decided that the Company should exit the hardware-based VoIP communications product line (including resale of transport services) that is targeted to SMBs. In accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS No. 144"), the results of operations from the VoIP business segment has been reclassified as discontinued operations for all periods presented. After the discontinuation of VoIP operations, our only operations are that of UCA.

OVERVIEW OF UCA BUSINESS

UCA derives revenues primarily from managed IT services, professional services, application development services and business process management services. Service arrangements with customers are generally on a time and material basis or fixed-price, fixed-timeframe revenue basis. UCA's principal operating expenses are direct employee costs, consultant expenses and selling, general and administrative expenses. The principal components of selling, general and administrative expenses are salaries of sales and support personnel, and office rent. Direct employee cost and consultant expenses are comprised primarily of the costs of consultant labor, including employees, subcontractors and independent contractors, and related employee benefits. Approximately 40% of our consultants are employees and the remainder are subcontractors and independent contractors.

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

As previously noted, the December 9, 2004 acquisition of NetFabric Corp. was accounted for as a reverse merger whereby NetFabric Corp. was treated as the acquirer. Accordingly, the historical financial statements of NetFabric Corp. have been presented for all periods required. NetFabric Corp. began operations in January 2003 and was a development stage company until the UCA acquisition. The UCA acquisition was accounted for using the purchase method of accounting with the results of the operations included in the Company's consolidated financial statements from the date of acquisition.

Comparison of Years Ended December 31, 2006 and 2005:

Revenues.
Revenues for the year ended December 31, 2006, increased by $5,058,319 or 40.3% over the prior year due to the UCA acquisition. If the UCA acquisition had taken place on January 1, 2006, the Company would have had revenues of $19,422,336 (excluding VoIP operations) for the year ended December 31, 2005. In comparison, 2006 revenues decreased by $1,823,033 or 9.4% from the year ended December 31, 2005. The decrease on a pro forma basis was due to certain one-time projects undertaken in 2005. The pro forma results may not be indicative of the results that would have occurred if the acquisition had been completed at the beginning of the period presented or which may be obtained in the future.

Direct employee compensation and consultant expenses.
Excluding non-cash share based compensation, for the year ended December 31, 2006, our direct employee compensation and consultant expenses increased by $4,072,746 or 44.0% to $13,330,066. The increase was due to increased revenues resulting from the UCA acquisition. As a percentage of revenues our direct employee compensation and consultant expenses was 75.7%, compared to 73.8% in 2005. The increase in employee compensation and consultant expenses as a percentage of revenues was due to the nature projects performed in 2006.

Selling, general and administrative expenses.
Excluding non-cash share based compensation , our selling, general and administrative expenses increased for the year ended December 31, 2006 by $1,135,683, or 25.1%, to $5,665,996. The increase was principally due to the UCA acquisition. The overall increase was off set by certain expense reductions implemented in the latter half of 2006 .

Amortization of debt discount.
Amortization of debt discount for the year ended December 31, 2006 increased by $1,622,012, or 135.5%, to $2,819,289. The increase was due to the amortization of debt discount resulting from the allocation of value to certain equity instruments issued in connection with debt issued in 2006 and 2005. At December 31, 2006, the aggregate unamortized debt discount was $1,544,506, which will be amortized and charged to operations over the term of the respective debt.

Depreciation and amortization.
For the year ended December 31, 2006, depreciation and amortization increased by $172,930, or 100.6%, to $344,846. The increases were due to additional assets obtained from the UCA acquisition.

Interest expense.
For the year ended December 31, 2006, interest expense increased by $212,551, or
204.6 %, to $316,439, due to increased borrowing levels in 2006.

Derivative Financial Instruments.
In July 2005, we entered into an agreement pursuant to which we sold Cornell Capital Partners ("Cornell") secured convertible debentures (the "Cornell Debentures") in the aggregate principal amount of $1,000,000. In October 2005, we entered into a securities purchase agreement with Cornell whereby both parties agreed to amend and consolidate all of the convertible debentures issued to Cornell into one new secured convertible debenture in the principal amount of $1,658,160 ("October Convertible Debenture"). As a result of the change in the conversion terms of the October Convertible Debentures, on October 27, 2005, we determined that the embedded conversion feature of the October Cornell Debentures became subject to the provisions of SFAS No. 133. Therefore, we accounted for the embedded conversion feature as a liability in accordance with the guidance of EITF 00-19, "Accounting for Derivative Financial Instruments

Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). Accordingly, we recorded the fair value of the embedded conversion feature of $784,784 as a non-current liability on the balance sheet as of October 27, 2005 and a portion of the amounts previously recorded to additional paid-in capital as part of the Original Cornell Debentures were reclassified from equity to liabilities. For the year ended December 31, 2006, we recorded a gain in value for derivative financial instruments of $336,352 related to the change in fair value of the embedded conversion feature, which is recorded in the accompanying consolidated statement of operations. For the year ended December 31, 2005, we recorded a charge in value for derivative financial instruments of $2,131,109 related to the change in fair value of the embedded conversion feature which is recorded in the accompanying consolidated statement of operations. In February 2006, we paid the October Convertible Debenture (the "Cornell Repayment") and accordingly, the value of the embedded conversion future was reclassified to additional paid-in capital.

Debt extinguishment costs.
As part of the Cornell Repayment, we paid an early redemption charge of 15% of the principal amount redeemed or $248,724, which charge is included on the accompanying consolidated statement for operations for the year ended December 31, 2006. In connection with the Cornell Repayment, we also agreed to reduce the exercise price of the 560,000 warrants from $0.50 to $0.40. The change in exercise price of the warrants was treated as a new issuance of warrants and was valued using the Black Scholes option-pricing model. The reduction in exercise price resulted in a fair value of $372,353 for the warrants, which was charged to operations for the year ended December 31, 2006.

On May 24, 2006, the Company entered into a Waiver and Agreement to Convert (the "Waiver Agreement") with Macrocom Investors LLC ("Macrocom"). Pursuant to the Waiver Agreement, Macrocom agreed immediately to convert a note issued by the Company due on October 10, 2006 in the principal amount of $500,000 (the "Note"), including all interest accrued thereon, into 1,000,000 shares of restricted common stock of the Company. In addition, Macrocom and the Company agreed to waive and release each other from any claims in connection with the Note and all other agreements executed to date between Macrocom and the Company. In exchange for the waiver and the early conversion, the Company agreed to issue an additional 1,500,000 shares of restricted common stock to Macrocom. The fair value of the additional consideration was $1,125,000 and the amount was charged to operations during the year ended December 31, 2006 as debt extinguishment costs.

Non-cash charge for dispute settlement.
In January 2006, we entered into a termination agreement with a consultant. In connection with the termination, an officer, director and stockholder of the Company transferred 1,000,000 shares of our common stock owned by him to the consultant. We accounted for the settlement as an expense in our consolidated financial statements as a non-cash charge for dispute settlements, based on the value of the option of $0.94 per share on the date of settlement, with a corresponding credit to contributed (paid-in) capital from the officer, director and stockholder during the year ended December 31, 2006. In February 2006, we entered into an amendment agreement with the former UCA shareholders. Pursuant to the amendment agreement, an officer, director and stockholder of the Company transferred 9,000,000 shares of our common stock owned by him to the former UCA shareholders. Since the settlement was not a contingency associated with the acquisition of UCA Services, we accounted for the shares transferred by the individual as an expense, based on the value of the shares on the settlement date, February 13, 2006.

In process research and development.
In August 2006, the Company entered into an agreement with Utek Corporation ("Utek"), an unaffiliated specialty finance company focused on technology transfers, to acquire a technology license for intrusion detection software developed by a university. We anticipate further development and testing of the technology. Because of the uncertainties surrounding the ultimate commercial deployment of the technology and due to the technology not having alternative use, we charged the cost of the license agreement of $160,000 as in process research and development costs during the year ended December 31, 2006.

Discontinued Operations.
On May 5, 2006, our Board of Directors decided to exit from the hardware-based VoIP communications product line (including resale of transport services) that is targeted to SMBs. In accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS No. 144"), the results of operations from the VoIP business segment has been reclassified as discontinued operations for all periods presented. For the year ended December 31, 2006, loss from discontinued operations decreased by $1,557,493, or 76.7%, from$2,031,904 in the prior year. The decreases were due to our scaling back of VoIP operations in 2006 and eventual exit from the business during 2006. Revenues from VoIP operations have been nominal in all periods presented and operating expenses are the losses reported.

Net loss.
As a result of the foregoing, for the year ended December 31, 2006, net loss increased by $10,288,024, or 151.7%, to a loss of $17,070,009, compared to a net loss of $6,781,985 in the year ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2006, our working capital deficiency was $3,767,282, compared to a working capital deficiency of $2,176,606 on December 31, 2005. The increase in the working capital deficiency was principally due to operating losses. During the year ended December 31, 2006, our operating activities from continuing operations used approximately $1,019,000 of cash, compared to approximately $1,091,000 used during the year ended December 31, 2005.

During the year ended December 31, 2006, our operating losses, after adjusting for non-cash items, utilized approximately $1,822,000 of cash, and working capital items provided approximately $803,000 of cash. The principal component of these working capital changes was an increase in our accounts payable. During the year ended December 31, 2005, our operating losses, after adjusting for non-cash items, utilized approximately $332,000 of cash, and working capital items used approximately $759,000 of cash.

Pursuant to a financing commitment, in two separate closings in January and March 2005, we sold 1,000,000 shares of common stock to Macrocom and 1,000,000 shares of our common stock to Michael Millon, resulting in aggregate proceeds of $1,000,000 and aggregate per-share proceeds of $0.50. Pursuant to this arrangement, Macrocom also received warrants to purchase 2,000,000 shares of common stock for an aggregate purchase price of $1,500,000. The warrants expire in December 2006. We also issued 250,000 shares to Michael Millon as consideration for arranging the Macrocom financing.

In February 2006, we repaid $70,000 owed to Fred Nazem, a stockholder of the Company, and $200,000 owed to Fahad Syed, an officer and director of the Company. Additionally, we repaid $100,000 plus accrued interest to Faisal Syed, a stockholder of the Company, in full satisfaction of a promissory note issued to him by UCA, prior to our acquisition of UCA. The promissory note bore interest at the rate of 6% and was due, together with accrued but unpaid interest in June 2005.

In February 2006, we along with our subsidiaries, entered into a Security Agreement, dated February 10, 2006 ( the "Security Agreement") with Laurus Master Fund, Ltd., a Cayman Islands company ("Laurus"). Under the Security Agreement, Laurus purchased from the Company a Secured Convertible Note (the "Laurus Convertible Note"), with a maturity date of February 10, 2009, in the aggregate principal amount of $1,500,000, and a Secured Non-Convertible Revolving Note (the "Laurus Revolving Note") in the aggregate principal amount of $1,500,000. The Laurus Convertible Note and Laurus Revolving Note are collectively referred to as the "Laurus Notes". Availability under the Laurus Notes is based on an advance rate equal to 90% of eligible accounts receivable, and Laurus has agreed to provide us an over advance for a specified period. The Laurus Convertible Note has a three-year term, and bears interest at 1% above the prime rate, with a minimum interest rate of 8%. Laurus has the option, but not the obligation, at any time until the maturity date, to convert all or any portion of the Laurus Convertible Note and accrued interest thereon into shares of our common stock at an exercise price of $0.91 per share. If converted in full, we would be obligated to issue an aggregate of 1,648,352 shares of our common stock to Laurus. We have the option to prepay the Laurus Convertible Note by paying Laurus the applicable redemption premium. The Laurus Revolving Note has a three-year term, and bears interest at 1% above the prime rate, with a minimum interest rate of 8%.

In connection with the borrowing, we issued to Laurus a common stock purchase option (the "Option") to purchase up to 4,256,550 shares of our common stock for nominal consideration. Additionally, we entered into a registration rights agreement with Laurus (the "Registration Rights Agreement"), covering the registration of common stock underlying the Laurus Convertible Note and the Option. Our obligations under the Laurus Notes are secured by first liens on all of our assets, and Laurus may accelerate all obligations under the Laurus Notes upon an event of default.

Our initial borrowing was approximately $2,300,000 and we utilized approximately $1,900,000 of the initial borrowing to repay all amounts owed to Cornell pursuant to the October Convertible Debenture, including a redemption premium. At December 31, 2006, our availability and borrowing with Laurus was approximately $2,987,000 (face amount).

On April 19, 2006, we sold Convertible Debentures (the "2006 Convertible Debentures") in the face amount of $500,000 to five individuals, including $150,000 face value to Fahad Syed, an officer and director, and $50,000 face value to Fred Nazem, a stockholder. The 2006 Convertible Debentures bear interest at 8% and were due on June 15, 2006. At the option of the Debenture holder, the 2006 Convertible Debentures can be converted into shares of our common stock at a conversion price of $.50 per share. In connection with the sale, we issued two individuals warrants to acquire an aggregate of 200,000 shares of our common stock with a nominal exercise price. The warrants expire in three years from the date of issuance. For the other three individuals, we issued an aggregate of 225,000 shares of our common stock as additional consideration. The Company has agreed to place 3,000,000 shares of our common stock with an escrow agent as collateral for the 2006 Convertible Debentures held by these three individuals. There will not be any collateral for the 2006 Convertible Debentures issued to Fahad Syed and Fred Nazem. We used the proceeds from the sale of the 2006 Convertible Debentures to repay $500,000 due to Macrocom pursuant to a Convertible Debenture issued to Macrocom in July 2005.

On May 24, 2006, Macrocom converted a note issued by the Company in the principal amount of $500,000 and due on October 10, 2006, including all interest accrued thereon, into 2.5 million shares (1,000,000 shares pursuant to a loan agreement and 1,500,000 shares pursuant to the Waiver Agreement) of restricted common stock of the Company.

In June 2006, we and the holders of the 2006 Convertible Debentures entered into an agreement to extend the term of the debentures to September 15, 2006. In exchange for the extension, we issued to the holders an aggregate of 150,000 shares of our common stock and warrants to acquire an aggregate of 400,000 shares of our common stock with a nominal exercise price. The warrants expire three years from the date of issuance. In September 2006, we repaid $100,000 of the face amount one of the 2006 Convertible Debentures and entered into an agreement to extend the term of the debentures to December 15, 2006. In exchange for the extension, we issued to the holders an aggregate of 200,000 shares of common stock and warrants to acquire 200,000 shares of our common stock with a nominal exercise price. The warrants expire three years from the date of issuance.

During the three months ended December 31, 2006, we sold 2006 Convertible Debentures to three individuals in the aggregate face amount of $300,000. The 2006 Convertible Debentures bear interest at 8% and were due in January 2007. At the option of the holders, the 2006 Convertible Debentures can be converted into shares of the Company's common stock at a conversion price of $.50 per share. In connection with the sale, we issued warrants to these three individuals to acquire an aggregate of 550,000 shares of the Company's common stock with a nominal exercise price. The warrants expire three years from the date of issuance.

In January and February 2007, we repaid five of the seven 2006 Convertible Debentures in the aggregate face amount of $500,000. In December 2006, Fahad Syed and Fred Nazem agreed to extend the term of their 2006 Convertible Debentures in the face amount of $200,000 to April 30, 2007.

In April 2006, Fred Nazem, a stockholder, converted a convertible debenture issued to him in July 2005 into 100,000 shares of our common stock. We also extended the maturity date of another convertible debenture held by an entity affiliated with a former officer of the Company in the face amount of $50,000 to September 15, 2006 and we issued 100,000 shares of our common stock to the debenture holder as consideration therefor. In September 2006, the holder converted the convertible debenture into 100,000 shares of our common stock. As inducement for the conversion, we issued the debenture holder 300,000 shares of our common stock.

On June 8, 2006, we sold a Convertible Debenture (the "Stockholder Convertible Debenture") in the face amount of $150,000 to Fred Nazem, a stockholder. The Stockholder Convertible Debenture bears interest at 8% and is due on August 4, 2006. At the option of the holder, the Stockholder Convertible Debenture can be converted into shares of our common stock at a conversion price of $.50 per share. In connection with the sale, we issued 300,000 shares of our common stock as additional consideration. In August 2006, we extended the due date of the Stockholder Convertible Debenture to December 15, 2006 and in December 2006; we extended the due date further, to April 30, 2007.

On August 11, 2006, we entered into an agreement with Utek Corporation ("Utek"), an unaffiliated specialty finance company focused on technology transfer, to acquire a technology license for intrusion detection software developed by a university. To facilitate the transfer of technology, Utek formed a subsidiary, Intrusion Detection Technologies, Inc. ("ITDI"). IDTI did not have any business operations and its assets consisted of cash balance of $500,000 and a license agreement with a university for intrusion detection software owned by the university. We acquired all of the outstanding shares of IDTI from Utek in exchange for 7,500,000 shares of our common stock, including 375,000 shares assigned by Utek to its consultant. The term of the license agreement is 15 years from the date of filing of the licensed patents or the expiration of the last patent, whichever is longer. The license agreement entitles the university to royalties in the amount of five percent (5%) of net sales of the licensed products.

For continued growth, we need capital for both technology investments and operations. Technology investments will provide our consultants with new skills, thereby enabling us to obtain additional projects from our existing customers and from new customers. We can accomplish this either through investment and strategic partnership with new software companies or through hiring consultants and paying for their bench time until we obtain projects where they can be placed on a billable basis. Our working capital requirements are principally related to additional receivables that must be supported by an increased revenue base resulting from anticipated growth. We believe that the Laurus Revolving Note will provide us the necessary working capital required for the accounts receivable growth.

Pursuant to our exit from our VoIP operations, we have reduced our operating losses and the resulting cash utilization. Cash used in VoIP operations approximated $454,000 and $1,955,000 in the years ended December 31, 2006 and 2005, respectively.

We have reduced our selling, general and administrative expenses, in part, by transferring some of our employees to billable consultants. In addition, we have identified and implemented or will implement additional expense reduction. We estimate that we have identified approximately $1 million of such expenses, and part of this was implemented in the year ended December 2006, and the balance will be implemented in 2007. Based on our expected revenues in 2007, we anticipate that our operations prior to corporate expenses, interest, depreciation amortization and debt discount will be profitable. However, there is no assurance that we will attain the expected revenue levels and that our operations will be profitable.

During 2006, we added large enterprise customers, including Guardian, TD Ameritrade and Bear Sterns. However, revenues in 2006 from these customers were not significant. Historically, we have seen revenue growth from new customers from the second or third year of our relationship with the new customers. However, there can be no assurance that we will derive significant revenues from customers added in 2006.

Technology investments will provide our consultants with new skills, thereby enabling us to obtain additional projects from our existing customers and from new customers. We can accomplish this either through investment and strategic partnership with new software companies or through hiring consultants with new skills and paying for their bench time until we obtain projects where they can be placed on a billable basis. We have a strategic relationship with a new software company engaged in development of middleware software for Radio-frequency identification (RFID) based applications. In 2007, through partnership with the software company, we obtained a pilot project from a large financial institution for installing a RFID based application and have a proposal with two other financial institutions for pilot projects. We believe that there is a tremendous market for RFID based applications with our customers in the financial sector. However, there can be no assurance that we will in fact get RFID based applications work with our existing customers and that we will derive significant revenues from such projects.

In order to execute our business plan and achieve our objectives for the near future, management believes it will require approximately $2,000,000 over the next 12 months for working capital. A significant amount of this will be used to satisfy our obligations, both from borrowing and vendor accounts payable, as they become due. Our ability to continue as a going concern and our future success are dependent upon our ability to raise capital in the near term to satisfy our current obligations. Management's plans in this regard include, but are not limited to current discussions and negotiations with a number of additional financing alternatives, one or more of which it believes will be able to successfully close to provide the necessary working capital. There is no assurance that we will be successful in completing the financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To fund our operations for fiscal year 2007, we need to raise additional financing and generate cash flows from our operations. Should additional cash flows not be available, we believe that we will have the ability to restructure our operations, and if necessary, initiate significant expense reductions. In addition, we will have to negotiate with our lenders to extend the repayment dates of our indebtedness. There can be no assurance, however, that we will be able to successfully restructure our operations or debt obligations in the event we fail to obtain additional financing.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis and plan of operation is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable and long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the judgment and estimates used in preparation of our consolidated financial statements:

Revenue Recognition

We derive revenue as a provider of IT services.

In accordance with the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 104, "Revenue Recognition," revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product or services has occurred, the fee is fixed and determinable, collectibility is reasonably assured, contractual obligations have been satisfied, and title and risk of loss have been transferred to the customer.

Arrangements with customers for services are generally on a time and material basis or fixed-price, fixed-timeframe basis. Revenue on time-and-material contracts is recognized as the related services are performed. Revenue for fixed-price, fixed-timeframe services is recognized as the service is performed. Revenue from fixed-price, fixed-timeframe service contracts is recognized ratably over the term of the contract, as per the proportional performance method. When we receive cash advances from customers in advance of the service period, amounts are reported as advances from customers until the commencement of the service period. Billings and collections in excess of revenue recognized are classified as deferred revenue.

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

Fair Value of Financial Instruments

The fair value of the Company's assets and liabilities that qualify as financial instruments under Statement of Financial Accounting Standards ("SFAS") No. 107 "Disclosure about Fair Value of Financial Instruments", presented in the consolidated balance sheets as of December 31, 2006 and 2005 approximate their carrying amounts.

We account for derivative instruments in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, ("SFAS No. 133") which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments imbedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value. Accounting for the changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of the relationships designated are based on the exposures hedged. Changes in the fair value of derivative instruments which are not designated as hedges are recognized in earnings as other income (loss).

We have issued financial instruments which have required a determination of the fair value of certain related derivatives, where quoted market prices were not published or readily available at the date of issuance. We base its fair value determinations on an evaluation of the facts and circumstances and valuation techniques that require judgments and estimates.

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

Stock-Based Compensation

Beginning January 1, 2006, we account for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123R. Under the fair value recognition provisions of SFAS 123R, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Stock-based compensation expense is calculated using the Black Scholes option pricing model on the date of grant. This option valuation model requires input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the "expected term"), the estimated volatility of our common stock price over the expected term, and the number of options that will ultimately not complete their vesting requirements ("forfeitures"). Changes in these assumptions can materially affect the estimate of the fair value of employee stock options, and consequently, the related amount of stock-based compensation expense recognized in the consolidated statements of operations.

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

                          Risks Related To Our Business

We Have Historically Lost Money And Losses May Continue In The Future, Which May Cause Us To Curtail Our Operations

Since our inception we have not been profitable and have lost money. For the year ended December 31, 2006, we incurred a net loss of $17,910,009. Future losses are likely to occur as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

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

Our Independent Registered Public Accounting Firm added an explanatory paragraph to their audit opinion issued in connection with our consolidated financial statements which states that our financial statements raise substantial doubt as to our ability to continue as a going concern. We have experienced net losses from operations of $17,070,009 for the year ended December 31, 2006. In addition, we had a working capital deficit of $3,767,282 as of December 31, 2006. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

We Had A Working Capital Deficit, Which Means That Our Current Assets On December 31, 2006 Were Not Sufficient To Satisfy Our Current Liabilities And, Therefore, Our Ability To Continue Operations Is At Risk

We had a working capital deficit of $3,767,282 as of December 31, 2006, which means that our current liabilities exceeded our current assets on December 31, 2006 by $3,767,282. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2006 were not sufficient to satisfy all of our current liabilities on those dates. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise additional capital or debt to fund the deficit or curtail future operations.

Our Principal Stockholders Can Control Our Board Of Directors Which Means That Such Stockholders Could Exercise Certain Control Over The Decisions Made By The Board

Five of our principal stockholders, including directors and officers, own approximately 70.5% of our outstanding common stock. They can effectively elect a majority of our directors and thereby control our management.

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

We believe that the key to our success is to increase revenues and our services offerings, thereby increasing our available cash. Our success in this regard will depend in large part on widespread market acceptance of our services offerings and our efforts to educate potential customers and sell our services. There can be no assurance that we will be able to increase our revenues or effectively operate our business. To the extent we are unable to achieve growth in revenues, we may continue to incur losses. We cannot assure you that we will be successful or make progress in the growth and operation of our business. Our current and future expense levels are based on our operating plans and estimates of future revenues and are subject to increase as we implement our strategy. Accordingly, any significant shortfall in revenues would likely have an immediate material adverse effect on our business, operating results and financial condition. Further, if we should substantially increase our operating expenses to increase sales and marketing, and such expenses are not subsequently followed by increased revenues, our operating performance and results would be adversely affected and, if sustained, could have a material adverse effect on our business. To the extent we implement cost reduction efforts to align our costs with revenue, our revenue could be adversely affected.

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

Our two largest clients for the year ended December 31, 2006 accounted for 35% and 11%, respectively, of our revenues. Our major customers in 2006, were BNP Paribas, Cendent Corporation, Dresdner Bank, Instinet and Reuters. The volume of work we perform for specific clients may vary from year to year, particularly since we typically are not the only outside service provider for our clients. Thus, a major client in one year may not provide the same level of revenue in a subsequent year.

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

As a public company, we have and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and the NYSE and NASDAQ. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

During the Company's two fiscal years prior to March 28, 2005, there were no disagreements with MJC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MJC, would have caused it to make reference to the subject matter of the disagreements in connection with this report. No reportable events of the type described in Item 304(a)(1)(iv)(B) of Regulation S-B occurred during this period.

Effective March 28, 2005, J.H. Cohn LLP ("JHC") was appointed as the new independent registered public accounting firm for the Company. The audit report of JHC on the financial statements of the Company as of and for the fiscal year ended December 31, 2005 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles. The report contains an explanatory paragraph about the Company's ability to continue as a going concern.

During the Company's December 31,2005 fiscal year and through January 24, 2007, there were no disagreements with JHC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of JHC, would have caused them to make reference to the subject matter of the disagreements in connection with their reports. During our two most recent fiscal years, and the subsequent interim period through the date JHC was dismissed, JHC did not advise the Company as to any reportable events of the type described in Item 304(a)(1)(iv)(B) of Regulation S-B.

As previously reported in the Company's Form 8-K filed on January 26, 2007, the Board of Directors of the Company dismissed JHC as the Independent Registered Public Accounting Firm of the Company on January 24, 2007.

On January 24, 2007, the Company hired Goldstein Golub Kessler LLP ("GGK") to serve as the Company's Independent Registered Public Accounting Firm. During the period that JHC had acted as the Company's independent accountants, the Company did not consult with GGK on any matter that (i) involved the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements, in each case where written or oral advice was provided, that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) was either the subject of a disagreement or event, as that term is described in Item 304(a)(1)(iv)(A) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to ensure that material information relating to the Company is made known by others within the Company to our Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO") and others in the Company involved in the preparation of our annual report and our quarterly reports. The Company has evaluated, with the participation of the CEO and CFO, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2005, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic filings with the Commission.

There have been no changes in the Company's internal controls over financial reporting that occurred during the three month period ending December 31, 2006 that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names and positions of our executive officers and directors. Our directors serve for one year or until successors are elected and qualify. Our Board of Directors elect our officers, and their terms of office are at the discretion of the Board, except to the extent governed by an employment contract.

As of March 14, 2007, our directors and executive officers, their age, positions, the dates of their initial election or appointment as directors or executive officers, and the expiration of their terms are as follows:


         Name                     Age                    Position                    With Company Since
         ----                     ---                    --------                    ------------------
Fahad Syed                        39       Chairman and Chief Executive Officer           May 2005

Vasan Thatham                     49             Chief Financial Officer                  June 2005

Charlotte G. Denenberg            59                     Director                       November 2004

Joseph Perno                      64                     Director                        April 2006


Below are the biographies of each of our officers and directors as of March 14, 2007.

FAHAD SYED. Mr. Syed has been the Chairman and Chief Executive Officer of the Company since May 2006. Mr. Syed has been a Director of the Company since May 2005. Mr. Syed is an entrepreneur and co-founder of UCA Services, Inc. and has more than 14 years of experience in Global Services. Mr. Syed is an expert in the development of best practices in IT, channel and direct sales strategies and effective service delivery models. Mr. Syed was the Managing Director of UCA Services, Inc, from June 2003 to May 2005 and he is currently the Chief Executive Officer of UCA Services, Inc. Prior to that, Mr. Syed was Vice President of IT services with UCA Computer Systems, Inc., a system integrator, from December 1998 to May 2003. Previously, Mr. Syed held prominent positions in development and management of financial products at the Housing Development Finance Corporation (HDFC), a pioneer private sector housing finance institution in India. Mr. Syed holds a Masters Degree in Development Sciences from Tata Institute of Social Sciences, Mumbai, India, a Bachelors degree in Sociology from Aligarh University, India and a Diploma in Systems from National Institute of Information Technology, Mumbai, India.

VASAN THATHAM. Vasan Thatham has been Vice President and Chief Financial Officer of the Company since June 2005. Prior to joining the Company, from February 1999 through June 2005, Mr. Thatham was Vice President and Chief Financial Officer of Provo International, Inc., a company engaged in providing Internet and telecommunications services. Prior to that, Mr. Thatham held various positions with Esquire Communications, Ltd., Strings Ltd., Ernst & Young in Kuwait and KMPG Peat Marwick in India. Mr. Thatham is a chartered accountant under the laws of India.

CHARLOTTE G. DENENBERG. Ms. Denenberg has been a Director of the Company since November 2004. She received a BA in Psychology and Mathematics with Highest Distinction, Phi Beta Kappa, from Northwestern University, and an MS and a PhD in Mathematics from the Illinois Institute of Technology. For the past two years she has consulted for a variety of companies in the telecommunications industry. From 1998 to 2002, she worked for Metromedia Fiber Network Services, Inc. (MFN) as Vice President, Optical Infrastructure (December 1998 to June 2000) and as Vice President and Chief Technology Officer (July 2000 to June 2002). MFN was engaged in the design, installation and maintenance of inter-city and intra-city optical fiber networks.

JOSEPH PERNO. Mr. Perno has been a Director of the Company since April 2006. Since his retirement in March 2003, he has been a consultant to emerging technology companies. From March 1994 to March 2003, he was Senior Vice President of Technology at Chubb Corporation, a provider of property and casualty insurance to businesses and individuals worldwide. Prior to that, he was associated for 18 years with Chubb Corporation and Crum and Foster Insurance Organizations in various capacities. Mr. Perno has been a member of the LOMA Property and Casualty Systems Committee for twenty three years, serving as Chairman of that organization from 1991 to 1992. He also served on the Boards of Directors of ACORD, IVANS, the North River Insurance Company, US Fire Insurance Company, The Westchester Insurance Company and the agency systems vendor, Redshaw, Inc.

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

Code of Ethics

On March 3, 2005, we adopted a Code of Ethics (the "Code") that applies to the Company, our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The text of the Code will be provided, without charge, upon request to sent to our Secretary at Three Stewart Court, Denville, NJ 07834.

Audit Committee

The Audit Committee is responsible for making recommendations to the Board of Directors as to the selection and independence of our independent registered public accounting firm (the "Independent Auditor"), maintaining communication with the Independent Auditor, reviewing the annual audit report submitted by the Independent Auditor and determining the nature and extent of problems, if any, presented by such audit warranting consideration by our Board of Directors. Currently, the Company does not have an audit committee and in accordance with ss.3(a)(58)(B) of the Securities Exchange Act of 1934, the entire Board of Directors is acting as the Company's Audit Committee.

Compensation Committee

The Compensation Committee is a standing committee of the Board of Directors and is authorized to review and make recommendations to the Board of Directors on all matters regarding the remuneration of our executive officers, including the administration of our compensation plans. The Compensation Committee is intended to be comprised of at least three members. Currently, the Compensation Committee is comprised of only Ms. Charlotte G. Denenberg.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires a company's directors, officers and stockholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, collectively referred to herein as the Reporting Persons, to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the company's equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). Based solely on our review of the copies of such reports and upon written representations of the Reporting Persons received by us, we believe that all Section 16(a) filing requirements applicable to such Reporting Persons have been met for 2006.



ITEM 10. EXECUTIVE COMPENSATION
The following table sets forth information regarding all cash and non-cash compensation earned by or paid to all of the executive officers of the Company who served during the fiscal year ended December 31, 2006, for services in all capacities to the Company:

                                           Summary Compensation Table

                                                                                              Nonqualified
                                                                               Non-Equity       Deferred
                                                       Stock       Option    Incentive Plan   Compensation    All Other
                                    Salary   Bonus     Awards    Awards(3)    Compensation      Earnings     Compensation   Total
Name and Principal Position  Year     ($)     ($)       ($)         ($)           ($)             ($)            ($)         ($)

Fahad Syed                   2006   195,366                                                                                 195,366
Chief Executive Officer (1)

Jeff Robinson                2006    96,756                                                                                  96,756
Chief Executive Officer (2)

Vasan Thatham                2006   147,053                        80,125                                                   227,178
Chief Financial Officer

(1)   Effective May 5, 2006, Fahad Syed was appointed CEO and elected Chairman.
(2) Effective May 5, 2006, Jeff Robinson resigned as Chairman and CEO of the Company.
(3) Value of option awards is the dollar amount recognized for financial statements reporting purposes with respect for fiscal year 2006.

      See Note 11 to Consolidated Financial Statements.

Employment Agreements

UCA entered into an employment agreement with Fahad Syed in June of 2003 which will expire in May 2008, subject to automatic successive one year renewals unless either the Company or Mr. Syed give notice of intention not to renew the agreement. The agreement provides for an annual base salary of $150,000, with specified annual increases to the base salary. Pursuant to the employment agreement, if we terminate Fahad Syed's employment without cause or good reason, as defined in the employment agreement, we are obligated to pay a termination benefit equal to the remaining annual base salary during the initial term of the employment agreement.

                                   OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

------------------------------------------------------------------------------------------------------------------------------------
                                          Option Awards                                               Stock Awards
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                            Equity
                                                                                                               Equity     Incentive
                                                                                                              Incentive      Plan
                                                                                                                Plan       Awards:
                                                                                                               Awards:    Market or
                                                Equity                                                         Number of     Payout
                                               Incentive                                                      Unearned     Value of
                  Number of                  Plan Awards:                                         Market       Shares,     Unearned
                 Securities     Number of      Number of                            Number of    Value of     Units or     Shares,
                 Underlying    Securities     Securities                            Shares or    Shares or      Other      Units or
                 Unexercised   Underlying     Underlying                            Units of     Units of      Rights       Other
                   Options     Unexercised    Unexercised    Option     Option     Stock That   Stock That    That Have  Rights That
                     (#)       Options (#)     Unearned     Exercise   Expiration   Have Not     Have Not    Not Vested    Have Not
     Name        Exercisable  Unexercisable   Options (#)   Plan ($)      Date     Vested (#)   Vested ($)       (#)      Vested ($)
------------------------------------------------------------------------------------------------------------------------------------
Fahad Syed            -             -              -            -          -            -            -            -           -
(CEO)
------------------------------------------------------------------------------------------------------------------------------------
Vasan Thatham      75,000        225,000           -          $1.40     06/22/15        -            -            -           -
(CFO)
---------------- ------------ -------------- -------------- ---------- ----------- ------------ ------------ ----------- -----------

Compensation Of Directors

The following table sets forth information with respect to director's compensation for the fiscal year ended December 31, 2006.

                                           DIRECTORS COMPENSATION

                              Fees
                              Earned
                              or                         Non-Equity    Nonqualified
                              Paid                       Incentive     Deferred
                              in       Stock    Option   Plan          Compensation  All Other
                              Cash     Awards   Awards   Compensation  Earnings      Compensation  Total
                              ($)        ($)      ($)      ($)                           ($)         ($)
     Name

Charlotte G. Denenberg
(1 & 2)                        $6,000           $85,684                                           $91,684

Joseph Perno
(1 & 2)                        $3,000           $19,533                                           $22,533



(1) Cash payments made in fiscal year 2006.

(2) Value of option awards is the dollar amount recognized for financial statements reporting purposes with respect for fiscal year 2006.

    See Note 11 to Consolidated Financial Statements.

Our non executive directors will receive an initial grant of stock options to purchase 125,000 shares of common stock with an exercise price equal to the fair market value. The options shall vest into 15,625 shares of common stock on the date of grant and thereafter into 15,625 shares every three months for as long as the board member is a member of our Board of Directors as of such date. The option shall have a term of ten years from the date of grant. Every member of the Board of Directors who is not an employee shall be entitled to a bi-annual grant of Stock Options to purchase 125,000 shares of common stock on the two year anniversary of the initial grant date and for every two year anniversary of such date thereafter for as long as the member is a member of the Board of Directors. The options shall vest into 15,625 shares of common stock on the date of grant and into 15,625 shares of common stock every three months thereafter. The options shall have a term of ten years. The exercise price shall be the fair market value on the date of grant. Independent directors are also reimbursed for out-of-pocket expenses in connection with attendance at board meetings and committee meetings. In April 2006, we granted Joseph Perno stock options to purchase 125,000 shares of our common stock. In March 2005, we granted each of our then three non executive directors, Charlotte G. Denenberg, Richard R. Howard and Madelyn M. DeMatteo, stock options to purchase 125,000 shares of common stock. Each of our non-employee directors are entitled to receive 12,000 in 2006 for attending board Meetings

2005 Stock Option Plan

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                             PRINCIPAL STOCKHOLDERS

The table below sets forth information with respect to the beneficial ownership of our common stock as of March 14, 2007 for (i) persons who own more than 5% of our outstanding common stock; (ii) each of our directors or those nominated to be directors, and executive officers; and (iii) all of our directors and executive officers as a group.

------------------------------------ ----------------------- -------------------
         Name and Address             Amount and Nature of          Percentage
        of Beneficial Owner           Beneficial Ownership           of Class(1)
------------------------------------ ----------------------- -------------------
Fred Nazem                               15,807,477 (2)                 20.8%
44 East 73rd Street
New York, NY 10021
------------------------------------ ----------------------- -------------------
Faisal Syed                              13,238,462                     17.5%
12 Kings Brook Court
Mendham, NJ 07945
------------------------------------ ----------------------- -------------------
Mohamed Asif                             13,238,462                     17.5%
53 Burnet Hill Road
Livingston, NJ 07039
------------------------------------ ----------------------- -------------------
Fahad Syed                                7,331,731 (3)                  9.6%
c/o NetFabric Holdings, Inc
3 Stewart Court
Denville, NJ 07834
------------------------------------ ----------------------- -------------------
Jeff Robinson                             4,832,476                      6.4%
Five Tomaselli Court
Ballston Spa, NY 12020
------------------------------------ ----------------------- -------------------
Vasan Thatham                                75,000 (4)                     *
c/o NetFabric Holdings, Inc.
3 Stewart Court
Denville, NJ 07834
------------------------------------ ----------------------- -------------------
Charlotte G. Denenberg                      125,000 (5)                     *
c/o NetFabric Holdings, Inc.
3 Stewart Court
Denville, NJ 07834
------------------------------------ ----------------------- -------------------
Joseph Perno                                 78,125 (6)                     *
c/o NetFabric Holdings, Inc.
3 Stewart Court
Denville, NJ 07834
------------------------------------ ----------------------- -------------------
Laurus Master Fund, Ltd.                  5,904,902 (7)                  7.2%
c/o Laurus Capital Management, LLC
825 Third Avenue, 14th Floor
New York, NY 10022
------------------------------------ ----------------------- -------------------
UTEK Corporation                          7,165,000 (8)                  9.5%
2109 Palm Avenue
Tampa, FL 33605
------------------------------------ ----------------------- -------------------
All Directors and Executive
Officers as a Group (4 persons)           7,609,856 (9)                  9.9%
------------------------------------ ----------------------- -------------------

* Less than 1%.
(1) Applicable percentage of ownership is based on 75,663,883 shares of common stock outstanding as of March 14, 2007 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 14, 2007 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Includes 100,000 shares issuable upon exercise of warrants, 400,000 shares issuable upon the conversion convertible debentures, and 6,592,212 shares held by the Fred F. Nazem Children's Trust, whose trustees are Alexander Nazem, Farhad Nazem and Sohelya Gharib. Fred Nazem disclaims beneficial ownership of these securities.

(3) Includes 300,000 shares issuable upon exercise of warrants and 300,000 shares issuable upon conversion of convertible debt.

(4) Includes 75,000 shares issuable upon exercise of options.

(5) Includes 125,000 shares issuable upon exercise of options.

(6) Includes 78,125 shares issuable upon exercise of options.

(7) Includes 4,256,550 shares issuable upon exercise of warrants and 1,648,352 shares issuable upon conversion of convertible debenture. Laurus Capital Management, LLC manages Laurus Master Fund Ltd. Eugene Grin and David Grin, through other entities, are the controlling principals of Laurus Capital Management, LLC and share sole voting and investment power over the securities owned by Laurus Master Fund Ltd.

(8) Dr. Clifford M. Gross, PhD, Chairman and Chief Executive Officer, Ms. Carole
R. Wright, Chief Financial Officer and Mr. Douglas Schaedler, Chief Operating Officer, make the investment decisions on behalf of Utek Corporation.

(9) Includes 278,125 shares issuable upon exercise of options, 300,000 shares issuable upon exercise of warrants and 300,000 shares issuable upon conversion of convertible debt.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

In April 2006, we sold the 2006 Convertible Debentures in the face amount of $150,000 to Fahad Syed, an officer and director and in the face amount of $50,000 to Fred Nazem, a stockholder (For the purposes of this paragraph, Mr. Syed and Mr. Nazem are collectively referred to as the "Debenture Holders"). The 2006 Convertible Debentures bear interest at 8% and were due originally on June 17, 2006. At the option of the Debenture Holders, the 2006 Convertible Debentures can be converted into shares of the Company's common stock at a conversion price of $.50 per share. In connection with the sale, we issued warrants to the two Debenture Holders for an aggregate amount of 150,000 shares of the Company's common stock as additional consideration. In December 2006, the Debenture Holders extended the maturity of the 2006 Convertible Debentures to April 2007.

In June 2006, we sold a Stockholder Convertible Debenture in the face amount of $150,000 to Fred Nazem. The Stockholder Convertible Debenture bears interest at 8% and was due on August 4, 2006. At the option of the holder, the Stockholder Convertible Debenture can be converted into shares of the Company's common stock at a conversion price of $.50 per share. In connection with the sale, we issued 300,000 shares of its common stock as additional consideration. In December 2006, Fred Nazem extended the maturity of the Stockholder Convertible Debenture to April 2007.

We have a sublease with UCA Global, Inc., an entity affiliated with Faisal Syed, a stockholder . The lease is for an office of 13,000 square feet for a three year term through July 2008 with an annual rent of $144,000. The sublease rent was determined by the landlord based on the area of usage and we pay our share of rent directly to the landlord.

Prior to our acquisition of UCA, UCA issued a promissory note to Faisal Syed, a stockholder, in the principal amount of $100,000. The note bears interest at the rate of 6%. The promissory note, together with accrued but unpaid interest, was due on June 16, 2005. We repaid the promissory note in February 2006.

In June 2005, Fred Nazem, a stockholder, advanced $70,000 to the Company for working capital. The loan was interest free and not subject to any written agreement and did not have any formal due date. We paid the note in February 2006.

In June 2005, Fahad Syed, an officer and director, advanced $200,000 to the Company for working capital. Initially, the loan was interest free and not subject to any written agreement. In December 2005, we issued a promissory note to formalize our borrowing. The note bore interest at 5% and it was due in January 2006. We paid the note in February 2006. In December 2005, we also issued a warrant to acquire 300,000 shares of our common stock at $1.00 per share to Fahad Syed as additional consideration. The warrant expires in January 2009.

In July 2005, we sold convertible debentures to a stockholder, Fred Nazem, and to CCS Group, LLC. ("CCS"), an entity affiliated with Walter Carozza, our former officer, in the face amounts of $50,000 each, repayable in April 2006. The convertible debentures can be converted into 100,000 shares of our common stock at a conversion price of $.50 per share. In connection with the sale, we issued each of them warrants to acquire 100,000 shares of our common stock at an exercise price of $1.50 per share. The warrants expire three years from the date of issuance. We also issued to Mr. Nazem and CCS 37,500 shares each of our common stock as additional consideration. Fred Nazem converted the debenture into 100,000 shares of common stock in April 2006. The maturity date of the convertible debenture held by CCS was extended to September 2006. In September, CCS converted the convertible debenture into 100,000 shares of common stock. As consideration for the conversion, we issued CCS 300,000 shares of our common stock.

In the normal course of business, the Company performed services for and billed Clear to Close, Inc., an entity affiliated with the Company's stockholders, in the amounts of $ 68,000 and $141,000, respectively, during the years ended December 31, 2006 and 2005. As of December 31, 2006, approximately $235,000 was owed to the Company by Clear to Close, Inc. including amounts owed to UCA prior to the acquisition and a full allowance is provided due to uncertainty over the recovery of the amount.

Charlotte G. Denenberg is not considered an independent director.

ITEM 13. EXHIBITS.

 A.                    Exhibits

 --------------- ---------------------------------------------------------------
Exhibit 2.1 Share Exchange Agreement between the Company, NetFabric, NetFabric's shareholders and Littlehampton LLC, dated December 9, 2004. (1)

Exhibit 2.2 Share Exchange Agreement between the Company, UCA Services, Inc. and all of the Shareholders of UCA Services, Inc. dated 20, 2005. (4)

Exhibit 3.1      Articles of Incorporation (12)

Exhibit 3.2      By-Laws. (7)

Exhibit 10.1 Letter Agreement between Houston Operating Company, NetFabric Corporation, Macrocom Investors, LLC and Littlehampton Investments, LLC, dated March 25, 2005. (3)

Exhibit 10.2 Financing Agreement between NetFabric and Macrocom, dated July 22, 2004. (1)

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

Exhibit 10.8 Agreement with Macrocom Investors, LLC for Convertible Debentures dated July 19, 2005. (5)

Exhibit 10.9 Warrant, dated as October 27, 2005, issued by the Company to Cornell Capital Partners, LP. (6)

Exhibit 10.10 Securities Purchase Agreement, dated as of October 27, 2005, by and between the Company and Cornell Capital Partners, LP.
                 (6)

Exhibit 10.11 Investor Registration Rights Agreement, dated as of October 27, 2005, by and between the Company and Cornell Capital Partners, LP. (6)

Exhibit 10.12 Escrow Agreement, dated as of October 27, 2005, by and among the Company, Cornell Capital Partners, LP and David Gonzalez, Esq., as escrow agent pursuant to the Securities Purchase Agreement. (6)

Exhibit 10.13 Amended and Restated Security Agreement, dated as of October 27, 2005, by and between the Company and Cornell Capital Partners, LP. (6)

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

Exhibit 10.18    Employment Agreement with Fahad Syed. (7)

Exhibit 10.19 Amendment of The Share Exchange Agreement dated February 13, 2006 by and among NetFabric, Holdings, Inc. UCA Services, Inc. and UCA Shareholders. (8)

Exhibit 10.20 Security Agreement, dated February 10, 2006, by and between the Company and Laurus Master Fund, Ltd.

Exhibit 10.21 Secured Convertible Note, dated February 10, 2006, by and between the Company and Laurus Master Fund, Ltd. (9)

Exhibit 10.22 Secured Non-Convertible Note, dated February 10, 2006, by and between the Company and Laurus Master Fund, Ltd. (9)

Exhibit 10.22    Option, dated February 10, 2006, by the Company. (9)


Exhibit 10.23 Registration Rights Agreement, dated February 10, 2006, by and between the Company and Laurus Master Fund, Ltd. (9)

Exhibit 10.24 Subsidiary Guaranty, dated February 10, 2006 from NetFabric Corporation and UCA Services, Inc. (9)

Exhibit 10.25 Letter agreement, dated February 10, 2006 between the Company and Laurus Master Fund. (9)

Exhibit 10.27 Form of Convertible Debenture dated April 19, 2006 issued by the Company. (10)

Exhibit 10.28    Form of Warrant, dated April 19, 2006 issued by the Company.
                 (10)

Exhibit 10.28 Agreement and Plan of Acquisition by and between Intrusion Detection Technologies, Inc., UTEK Corporation and NetFabric Holdings, Inc. (11)

Exhibit 14.1     Code of Business Conduct and Ethics. (3)

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

(3) Filed as an Exhibit to the Company's 10K/A filed on December 19, 2005.

(4) Filed as an Exhibit to the Company's Form 8-K on May 26, 2005

(5) Filed as an Exhibit on the Company's 8-K filed on July 25, 2006.

(6) Filed as an Exhibit on the Company's SB-2 on November 2, 2005

(7) Filed as an Exhibit on the Company's 10KSB filed on April 15, 2006

(8) Filed as an Exhibit to the Company's Form 8_8K filed on February 15, 2006

(9) Filed as an Exhibit to the Company's Form 8-K filed on February 15, 2006

(10) Filed as an Exhibit to the Company's Form 8-K filed on April 19, 2006

(11) Filed as an Exhibit to the Company's Form 8-K filed on August 16, 2006

(12) Filed with Schedule 14C Information on October 24, 2006


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Through September 30, 2005, Goldstein Golub Kessler LLP (the "Firm") had a continuing relationship with American Express Tax and Business Services Inc. ("TBS") from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provided non-audit services. Subsequent to September 30, 2005 this relationship ceased and the Firm established a similar relationship with RSM McGladrey, Inc. The Firm has no full time employees, and, therefore, none of the audit services performed were provided by permanent, full-time employees of the Firm. The Firm manages and supervises the audit and audit staff and is exclusively responsible for the opinion rendered in connection with its examination.

Audit Fees

The aggregate fees billed or to be billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2006 and 2005 were $160,000 and $181,000, respectively. For 2006, $100,000 of fees were billed or to be billed by our current independent registered public accounting firm GGK and $60,000 were billed by JHC, our former independent registered public accounting firm. For 2005, all fees were billed by JHC.

Audit Related Fees

The aggregate fees billed or to be billed for audit related services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2006 and 2005 were $0 and $53,000, respectively. All these amounts were billed by JHC.

Tax Fees

The aggregate fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2006 and 2005 were $0 and $$8,000, respectively. All these amounts were billed by JHC.

All Other Fees

There were no other fees billed for services by our independent registered public accounting firm for either audit related or non audit services for the fiscal years ended December 31, 2006 and 2005.

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

                   Date: April 13, 2007   /s/ FAHAD SYED
                                          -----------------
                                          Fahad Syed, Chairman and
                                          Chief Executive Officer
                                          (principal executive officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                Date: April 13, 2007      /s/ FAHAD SYED
                                          -----------------
                                          Fahad Syed, Chairman
                                          and Chief Executive Officer
                                          (principal executive officer)

                Date: April 13, 2007      /s/ VASAN THATHAM
                                          -----------------
                                          Vasan Thatham, Chief Financial
                                          Officer (principal accounting officer)

                Date: April 13, 2007      /s/ JOSEPH PERNO
                                          ----------------
                                          Joseph Perno, Director

                Date: April 13, 2007      /s/ CHARLOTTE G. DENENBERG
                                          --------------------------
                                          Charlotte G. Denenberg, Director

                     NETFABRIC HOLDINGS INC AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm......................F-1

Report of Independent Registered Public Accounting Firm......................F-2

Consolidated financial statements:

   Consolidated Balance Sheet, December 31, 2006.............................F-3

   Consolidated Statements of Operations, for the years
   ended December 31, 2006 and 2005..........................................F-4

   Consolidated Statements of Stockholders' Equity
   (Deficit), for the years ended December 31, 2006 and 2005.................F-5

   Consolidated Statements of Cash Flows, for the years
   ended December 31, 2006 and 2005..........................................F-6

   Notes to Consolidated financial statements.........................F-7 - F-36

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Stockholders
NetFabric Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of NetFabric Holdings, Inc. and Subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NetFabric Holdings, Inc. and Subsidiaries as of December 31, 2006 and their consolidated results of operations and their cash flows for the year then ended, in conformity with United States generally accepted accounting principles.

As discussed in Note 11 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

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


GOLDSTEIN GOLUB KESSLER LLP
New York, New York
April 13, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
NetFabric Holdings Inc. and Subsidiaries

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flow of NetFabric Holdings Inc. and, subsidiaries, formerly Houston Operating Company ("NetFabric") for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan an perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, NetFabric's results of operations, and cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying 2005 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the 2005 consolidated financial statements, the Company has had net losses from inception and has a working capital deficiency. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The 2005 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ J.H. Cohn LLP
Jericho, New York
April 17, 2006 except for Note 3
as to which the date is March 30, 2007

                               NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS

                                                                                     DECEMBER 31,
                                                                                         2006
                                                                                   --------------
                                                    ASSETS

       Cash                                                                         $     13,437
       Trade accounts receivable, net                                                  2,149,680
       Due from related party                                                                 --
       Prepaid expenses and other current assets                                           5,110
                                                                                    ------------
       Total current assets                                                            2,168,227

Property and equipment, net                                                              197,215

Goodwill                                                                              13,982,451

Other intangibles, net                                                                   879,702

Other assets                                                                              55,028
                                                                                    ------------
       TOTAL ASSETS                                                                 $ 17,282,623
                                                                                    ============

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Bridge loans, net of unamortized discount                                    $         --
       Convertible debentures, net of unamortized discounts                              685,169
       Note payable to officer, net of unamortized discount                              150,001
       Loans and advances from officer and stockholders                                       --
       Accounts payable and accrued liabilities                                        3,747,807
       Accrued compensation                                                              338,283
       Deferred revenues and customer advances                                                --
       Revolving note, net of unamortized discount                                     1,014,249
                                                                                    ------------
       Total current liabilities                                                       5,935,509
                                                                                    ------------

Derivative financial instruments                                                              --
Convertible debentures, net of unamortized discount                                           --
Convertible note, net of unamortized discount                                            443,430
                                                                                    ------------
       Total liabilities                                                               6,378,939
                                                                                    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
       Common Stock, $.001 par value, authorized shares 200,000,000 and
       100,000,000 respectively, 75,023,883 and 62,44,357 shares issued and
       outstanding,respectively                                                           75,024
       Additional paid-in capital                                                     36,201,479
       Deferred employee compensation
       Accumulated deficit                                                           (25,372,819)
                                                                                    ------------
       Total stockholders' equity                                                     10,903,684
                                                                                    ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 17,282,623
                                                                                    ============


The accompanying notes should be read in conjunction with the consolidated financial statements.

                    NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                     YEAR ENDED           YEAR ENDED
                                                                  DECEMBER 31,2006     DECEMBER 31, 2005
                                                                  ----------------     -----------------
Revenues                                                            $ 17,599,303         $ 12,540,984
                                                                    ------------         ------------

OPERATING EXPENSES:
      Direct employee compensation and
      consultant expenses (includes share based compensation
      of $22,792 and $0)                                              13,352,858            9,257,320
      Selling, general and administrative expenses (includes
      share based compensation of $606,574 and $0)                     6,272,570            4,530,313
      Non-cash charge for dispute settlements                          9,492,070                   --
      In process research and development                                160,000                   --
      Depreciation and amortization                                      344,846              171,916
                                                                    ------------         ------------
      Total operating expenses                                        29,622,344           13,959,549
                                                                    ------------         ------------
Loss from operations                                                 (12,023,041)          (1,418,565)

OTHER INCOME / (EXPENSE):
      Amortization of debt discounts and debt
      issuance costs                                                  (2,819,289)          (1,197,277)
      Interest and bank charges                                         (316,439)            (103,888)
      Gain/(charge)  on derivative financial instruments                 336,352           (2,131,109)
      Debt extinguishment costs                                       (1,773,181)             100,758
                                                                    ------------         ------------
      Total other income / (expense)                                  (4,572,557)          (3,331,516)
                                                                    ------------         ------------
Loss before provision for income taxes                               (16,595,598)          (4,750,081)

Provision for income taxes                                                    --                   --
                                                                    ------------         ------------
LOSS FROM CONTINUING OPERATIONS                                      (16,595,598)          (4,750,081)
                                                                    ------------         ------------
DISCONTINUED OPERATIONS:
      Loss from operations of discontinued operations                   (474,411)          (2,031,904)
                                                                    ------------         ------------
NET LOSS                                                            $(17,070,009)        $ (6,781,985)
                                                                    ============         ============
Net loss from continuing operations
per common share, basic and diluted                                 $      (0.24)        $      (0.09)
                                                                    ============         ============

Net loss from discontinued operations
per common share, basic and diluted                                 $      (0.01)        $      (0.04)
                                                                    ============         ============

Net loss per common share, basic and
diluted                                                             $      (0.25)        $      (0.13)
                                                                    ============         ============

Weighted average number of shares
      outstanding, basic and diluted                                  68,056,366           52,735,122
                                                                    ============         ============

 The accompanying notes should be read in conjunction with the consolidated financial statements.

                            NETFABRIC HOLDINGS INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

    `                                                                                   COMMON STOCK
                                                                                                                   ADDITIONAL
                                                                                     SHARES        PAR VALUE    PAID-IN CAPITAL
Balances at December 31, 2004                                                      34,652,204    $    34,652    $  1,216,523

    Sale of common stock to investors, net of offerings costs $368,683              2,000,000          2,000         629,317
    Settlement of bridge loan with common stock                                     1,000,000          1,000         499,000
    Issuance of shares in connection with acquisition                              24,096,154         24,096      13,798,904
    Allocation of value to warrants in connection with bridge loan                                                   392,196
    Deferred employee stock option compensation                                                                       67,500
    Amortization of deferred employee stock option compensation
    Issuance of shares in connection with SEDA, net                                   249,999            250         349,313
    Issuance of shares in connection with convertible debentures                      450,000            450         155,608
    Issuance of warrants in connection with convertible debentures                                                   395,333
    Allocation of value of beneficial conversion feature in connection with
      convertible debentures                                                                                         416,509
    Reclassification of financial instrument
    Net loss
                                                                                ------------------------------------------------
Balances at December 31, 2005                                                      62,448,357         62,448      16,657,804
                                                                                ------------------------------------------------


    Issuance of common shares in connection with settlement of payables                60,526             61          57,439
    Value of contributions from shareholder in connection with
      settlement of disputes                                                                -              -       9,492,070
    Employee share-based compensation                                                       -              -         493,762
    Reclassification of deferred employee stock option compensation                         -              -         (36,478)
    Allocation of value to beneficial conversion feature in
    connection with issuance of convertible note                                            -              -         511,577
    Issuance of options and warrants in connection with debt financing                      -              -       1,432,743
    Reissuance of warrants in connection with debt extinguishment                           -              -         372,353
    Reclassification of derivative financial instrument
    relating to beneficial conversion feature                                               -              -         804,307
    Reclassification of derivative financial instrument relating
     to warrants                                                                            -              -       2,946,858
    Settlement of bridge loans with common stock                                    2,500,000          2,500       1,622,500
    Conversion of convertible debenture issued to officer with common stock           500,000            500         129,500
    Issuance of shares in connection with extension of convertible debenture to             -
      officer                                                                         100,000            100          29,900
    Allocation of value to beneficial conversion feature issued in                          -
    connection with issuance of convertible debenture                                       -              -         322,755
    Allocation of value for warrants issued in connection with convertible                  -
      debentures                                                                            -              -         133,969
    Allocation of value for common shares issued in connection with convertible             -
    debentures                                                                        525,000            525         164,510
    Allocation of value for warrants issued in connection with extension                    -
      of convertible debentures                                                             -              -         115,908
    Allocation of value of common shares issued in connection with extension                -
      of convertible debentures                                                       350,000            350          55,992
    Issuance of common shares for services                                            290,000            290          40,744
    Issuance of warrants for services                                                       -              -          51,516
    Issuance of shares for licensing agreement acquisition, cash and services       8,250,000          8,250         801,750
    Net loss                                                                                -              -
                                                                                ------------------------------------------------
BALANCES AT  December 31, 2006                                                     75,023,883         75,024      36,201,479
                                                                                ================================================

[TABLE CONTINUED]

                                                                                                                     TOTAL
                                                                                     DEFERRED     ACCUMULATED     STOCKHOLDERS'
                                                                                   COMPENSATION    DEFICIT          EQUITY
Balances at December 31, 2004                                                                   ($ 1,520,825)   $   (269,650)

    Sale of common stock to investors, net of offerings costs $368,683                                               631,317
    Settlement of bridge loan with common stock                                                                      500,000
    Issuance of shares in connection with acquisition                                                             13,823,000
    Allocation of value to warrants in connection with bridge loan                                                   392,196
    Deferred employee stock option compensation                                      (67,500)                              -
    Amortization of deferred employee stock option compensation                       31,022                         31,022
    Issuance of shares in connection with SEDA, net                                                                  349,563
    Issuance of shares in connection with convertible debentures                                                     156,058
    Issuance of warrants in connection with convertible debentures                                                   395,333
    Allocation of value of beneficial conversion feature in connection with
      convertible debentures                                                                                         416,509
    Reclassification of financial instrument
    Net loss                                                                                      (6,781,985)     (6,781,985)

                                                                                ------------------------------   ---------------
Balances at December 31, 2005                                                        (36,478)     (8,302,810)      8,380,964
                                                                                ------------------------------   ---------------

    Issuance of common shares in connection with settlement of payables                                               57,500
    Value of contributions from shareholder in connection with
      settlement of disputes                                                                                       9,492,070
    Employee share-based compensation                                                                                493,762
    Reclassification of deferred employee stock option compensation                   36,478                               -
    Allocation of value to beneficial conversion feature in
    connection with issuance of convertible note                                                                     511,577
    Issuance of options and warrants in connection with debt financing                                             1,432,743
    Reissuance of warrants in connection with debt extinguishment                                                    372,353
    Reclassification of derivative financial instrument
    relating to beneficial conversion feature                                                                        804,307
    Reclassification of derivative financial instrument relating
     to warrants                                                                                                   2,946,858
    Settlement of bridge loans with common stock                                                                   1,625,000
    Conversion of convertible debenture issued to officer with common stock                                          130,000
    Issuance of shares in connection with extension of convertible debenture to
      officer                                                                                                         30,000
    Allocation of value to beneficial conversion feature issued in
    connection with issuance of convertible debenture                                                                322,755
    Allocation of value for warrants issued in connection with convertible
      debentures                                                                                                     133,969
    Allocation of value for common shares issued in connection with convertible
      debentures                                                                                                     165,035
    Allocation of value for warrants issued in connection with extension
      of convertible debentures                                                                                      115,908
    Allocation of value of common shares issued in connection with extension
      of convertible debentures                                                                                       56,342
    Issuance of common shares for services                                                                            41,034
    Issuance of warrants for services                                                                                 51,516
    Issuance of shares for licensing agreement acquisition, cash and services                                        810,000
    Net loss                                                                                     (17,070,009)    (17,070,009)
                                                                                ------------------------------   ---------------
BALANCES AT  December 31, 2006                                                          -        (25,372,819)     10,903,684
                                                                                ==============================   ===============

    The accompanying notes should be read in conjunction with the consolidated financial statements.

                    NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                               Year ended            Year ended
                                                                                                 December             December
                                                                                                  2006                   2005
                                                                                            ------------------    ---------------
OPERATING ACTIVITIES
           Net loss                                                                         $(17,070,009)         $(6,781,985)
           Loss from discontinued operations                                                     474,411            2,031,904
           Adjustments to reconcile net loss to net cash used in
           operating activities:
           Non-cash charge for common stock issued for rent                                                            50,000
           Non-cash charge for interest expense                                                   22,500                   --
           Non-cash charge for settlement of disputes                                          9,492,070                   --
           Non-cash charge in connection with settlement of debt                               1,152,104                   --
           Non-cash charge for in process R&D                                                    160,000                   --
           Non-cash charge for reissuance of warrants in connection with
           debt extinguishment                                                                   372,353                   --
           Non-cash charge for shares issued in connection with the SEDA                                              349,563
           Non-cash charge for share based compensation                                          629,366               51,648
           Common stock issued for services                                                      150,000
           Non-cash gain on debt extinguishment                                                  (32,638)            (100,758)
           Non-cash gain on derivative financial instrument                                     (336,352)           2,131,109
           Allowance for bad debts                                                               107,344              206,694
           Allowance for inventory obsolescence                                                                       248,742
           Impairment of fixed assets                                                                                 111,536
           Amortization of debt discounts                                                      2,819,289            1,197,277
           Depreciation and amortization                                                         344,846              171,916
           Changes in operating assets and liabilities:
               Inventory                                                                                             (176,717)
               Trade accounts receivable                                                         (59,479)            (124,643)
               Due from related party                                                             84,712             (192,056)
               Prepaid expenses and other current assets                                          29,956               30,139
               Other assets                                                                      (47,098)              22,864
               Accounts payable and accrued liabilities                                          796,496              553,988
               Accrued compensation                                                              (42,439)             160,357
               Deferred revenues and advances                                                    (66,019)          (1,032,648)
                                                                                            ------------          -----------
           Net cash provided by continuing operations                                         (1,018,587)          (1,091,070)
           Net cash used in discontinued operations                                             (454,344)          (1,954,879)
                                                                                            ------------          -----------
           Net cash used in operating activities                                              (1,472,931)          (3,045,949)
                                                                                            ------------          -----------

INVESTING ACTIVITIES
           Direct acquisition costs of UCA Services                                                   --             (187,000)
           Purchases of property and equipment                                                  (132,667)            (120,845)
                                                                                            ------------          -----------
           Net cash provided by (used in) investing activities                                  (132,677)            (307,845)
                                                                                            ------------          -----------

FINANCING ACTIVITIES
           Proceeds from issuance of common stock                                                     --            1,000,000
           Loans and advances from stockholders and officers                                          --              270,000
           Repayment of note to officer                                                         (200,000)                  --
           Convertible debentures issued                                                         950,000              100,000
           Repayments of bridge loans                                                           (500,000)                  --
           Proceeds (repayment) of convertible debentures                                     (1,658,160)           1,951,160
           Cash received for issuance of stock                                                   500,000
           Proceeds from issuance of revolving note, net                                       1,417,852                   --
           Proceeds from issuance of convertible note, net                                     1,430,500                   --
           Debt issuance costs                                                                   (60,697)             (25,545)
           Repayment of convertible debenture                                                   (100,000)
           Repayment of loans from officer and director                                         (170,000)                  --
                                                                                            ------------          -----------
           Net cash provided by financing activities                                           1,609,495            3,295,615
                                                                                            ------------          -----------

Net increase in cash                                                                               3,897              (58,179)
Cash at beginning of year                                                                          9,540               67,719
                                                                                            ------------          -----------

Cash at end of year                                                                         $     13,437          $     9,540
                                                                                            ============          ===========

Supplemental cash flow information:
           Cash paid for interest expense                                                   $    261,000          $    31,250
                                                                                            ============          ===========

           Cash paid for income taxes                                                       $         --          $        --
                                                                                            ============          ===========

The accompanying notes should be read in conjunction with the consolidated financial statements.

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1. NATURE OF BUSINESS AND MANAGEMENT'S PLANS

NetFabric Holdings, Inc. ("Holdings" or the "Company") (formerly known as Houston Operating Company) was incorporated under the laws of the State of Delaware on August 31, 1989. On December 9, 2004, Holdings entered into an Exchange Agreement (the "Acquisition Agreement" or "Share Exchange") with all of the stockholders of NetFabric Corporation ("NetFabric") whereby Holdings acquired all of the issued and outstanding capital stock of NetFabric and NetFabric became a wholly-owned subsidiary of Holdings. Upon completion of the merger, the NetFabric stockholders controlled approximately 95% of the then issued and outstanding stock. NetFabric's business activities were the activities of the merged company and Holdings was a shell corporation without any operations. As a result of these factors, this transaction was treated as a reverse merger for financial reporting purposes

NetFabric, a Delaware corporation incorporated on December 17, 2002, began operations in July 2003. NetFabric developed and marketed Voice Over Internet Protocol ("VoIP") appliances that simplified the integration of standard telephone systems with an IP infrastructure. On May 5, 2006, the Company announced its decision to exit from the hardware-based VoIP communications product line (including resale of transport services) that is targeted at small to mid-sized businesses ("SMB's"). In accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS No. 144"), the Company has presented the results of operations from its VoIP business segment as discontinued operations in the accompanying consolidated balance sheets, statements of operations and statements of cash flows (Note 3).

On May 20, 2005, Holdings entered into and closed on a share exchange agreement ("Exchange Agreement"), whereby Holdings acquired all of the issued and outstanding shares of UCA Services, Inc. ("UCA Services"), a New Jersey company, from its shareholders in exchange for the issuance of 24,096,154 shares of common stock of Holdings (see Note 7). Holdings emerged from the development stage upon the acquisition of UCA Services.

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

Management's plans

The accompanying consolidated financial statements have been prepared on a going concern basis. As shown in the accompanying consolidated financial statements, the Company has incurred accumulated losses totaling $25,372,819 and has a working capital deficit of $3,767,282 at December 31, 2006. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Management recognizes that the Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow the Company to continue the development of its business plans and satisfy its current and long-term obligations on a timely basis. The Company believes that it will be able to complete the necessary steps in order to meet its cash requirements throughout fiscal 2007 and continue its business development efforts.

Management's plans in this regard include, but are not limited to current discussions and negotiations with a number of additional financing alternatives, one or more of which it believes will be able to successfully close to provide the necessary working capital. There is no assurance that the Company will be successful in completing the financing. To fund the Company's operations for fiscal year 2007, the Company needs to raise additional financing and generate cash flows from its operations. Should additional cash flows not be available, the Company believes that it will have the ability to restructure its operations, and if necessary, initiate significant expense reductions. In addition, the Company will have to negotiate with its lenders to extend the repayment dates of its indebtedness. There can be no assurance, however, that the Company will be able to successfully restructure its operations or debt obligations in the event it fails to obtain additional financing.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Basis of Presentation of Consolidated Financial Statements and Estimates

The consolidated financial statements include the accounts of Holdings and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management's most difficult and subjective judgments include the value and allocation of purchase price in business combinations, provisions for bad debts, depreciable/amortizable lives, impairment of goodwill and other long-lived assets, the fair value of common stock and options issued for services as well as the allocation of proceeds from the bridge loan to and financial instruments and other reserves. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

Reclassifications

Certain reclassifications have been made in the 2005 consolidated financial statements to conform to the current presentation.

Revenue Recognition

In accordance with the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 104, "Revenue Recognition," revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product or services has occurred, the fee is fixed and determinable, collectibility is reasonably assured, contractual obligations have been satisfied, and title and risk of loss have been transferred to the customer.

The Company derives revenue primarily from professional services, managed IT services, application development services and from business process management services. Arrangements with customers for services are generally on a time and material basis or fixed-price, fixed-timeframe. Revenue on time-and-material contracts is recognized as the related services are performed. Revenue from fixed-price, fixed-timeframe service contracts is recognized ratably over the term of the contract. When the Company receives cash advances from customers in advance of the service period, amounts are reported as advances from customers until the commencement of the service period.

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Billings and collections in excess of revenue recognized are classified as deferred revenue.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. These estimated losses are based upon historical bad debts, specific customer creditworthiness and current economic trends. If the financial condition of a customer deteriorates, resulting in the customer's inability to make payments within approved credit terms, additional allowances may be required. The Company performs credit evaluations of its customers' financial condition on a regular basis, and has not experienced any material bad debt losses to date. The Company recorded allowances for bad debts of $107,344 and $206,694 during years ended December 31, 2006 and 2005, respectively. As of December 31, 2006 and 2005, doubtful allowance balances were $321,555 and $206,694, respectively

Cash and Cash Equivalents

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

          Equipment                     3 years
          Purchased software            3 years
          Furniture and fixtures        7 years
          Leasehold improvements        Lesser of life of lease or useful life

Repairs and maintenance are charged to operations as incurred. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reported in the period realized.

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

The Company's services have been provided primarily to a limited number of clients located in a variety of industries. During the year ended December 31, 2006, the Company had revenues from 2 clients representing 46% (35% and 11%, respectively) of the revenues during the year. The Company had revenues from 2 clients representing 40% (30% and 10%, respectively) of revenues during the year ended December 31, 2005.

The Company generally does not require its clients to provide collateral. Additionally, the Company is subject to a concentration of credit risk with respect to its accounts receivable. At December 31, 2006, the Company had one client accounting for 36% of total gross accounts receivable. The Company had 3 clients accounting for 45% (25%, 10% and 10%, respectively) of total gross accounts receivable as of December 31, 2005.

Goodwill

Goodwill represents the Company's allocation of the cost to acquire UCA Services in excess of the fair value of net assets acquired. The purchase price and its allocation, to reflect the fair values of assets acquired and liabilities assumed, have been based upon management's evaluation, including independent valuation.

Under SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"), goodwill is not amortized but is reviewed for impairment annually. The Company performs its annual goodwill impairment testing, by reporting units, in the second quarter of each year, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for UCA Services, period over which cash flows will occur, and determination of UCA Services cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for UCA Services. Goodwill at December 31, 2006 and 2005 was $13,982,451.

Intangibles

Intangible assets are accounted for under the provisions of SFAS No. 142. Intangible assets arise from business combinations and consist of customer relationships and restricted covenants related to employment agreements that are amortized, on a straight-line basis, over periods of up to six years. The Company follows the impairment provisions and disclosure requirements of SFAS No. 142. Accordingly intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets at December 31, 2006 and 2005 were $879,702 and $1,099,717, respectively.

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fair Value of Financial Instruments

The fair values of the Company's assets and liabilities that qualify as financial instruments under statement of financial accounting standards ("SFAS") No. 107 approximate their carrying or principal amounts presented in the balance sheets at December 31, 2006 and 2005.

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

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statements of operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under the intrinsic value method, stock-based compensation expense was recognized in the Company's consolidated statement of operations based on the difference between the exercise price of the Company's stock options granted to employees and directors, and the fair market value of the underlying stock at the date of grant.

The historical volatility of Company's stock is used as the basis for the volatility assumption. The Company has never paid cash dividends, and does not currently intend to pay cash dividends, and thus assumed a 0% dividend yield

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year. The Company's consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of adoption of SFAS 123(R). In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of adoption of SFAS 123(R).

Share-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2006 was $493,762. Share-based compensation expense recognized in the Company's consolidated statements of operations for the year ended December 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123.

SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. As there were only a nominal amount of option holders as of January 1, 2006, management evaluated each of the grants outstanding upon adoption of SFAS 123(R) to determine an appropriate forfeiture rate. Based on this evaluation and considering options which were cancelled during management's evaluation in the year ended December 31, 2006, the Company adjusted the value of the options outstanding as of January 1, 2006 for actual cancellations during the year ended December 31, 2006. After adjusting for the value such cancellations, management determined that a forfeiture rate was not required for the remaining outstanding option grants. This determination was based principally on the nature of the option holders' involvement with the Company and the quantity held by such individuals. In the Company's pro forma information required under SFAS 123 for the periods prior to fiscal year 2006, the Company accounted for forfeitures as they occurred. Effectively, for all periods presented forfeitures have been accounted for as they occurred.

NetFabric Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements


On November 10, 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 123(R)-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R).

The net loss for the year ended December 31, 2005 includes compensation charges related to options granted to employees based on the intrinsic value method. The following table illustrates the pro forma effect on net loss and net loss per common share assuming the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS 148"), instead of the intrinsic value method under APB No. 25, to stock based employee compensation for the year ended December 31, 2005:


                                                Year ended December 31, 2005
                                                ----------------------------


           Net loss, as reported                              $(6,781,985)

           Stock-based employee compensation recorded              31,022
                                                              -----------

           Sub-total                                           (6,750,963)

           Stock-based employee compensation expense
           determined under fair value method                     648,890
                                                              -----------

           Pro forma net loss, as adjusted                    $(7,399,853)
                                                              ===========

           Loss per share:

           Basic and diluted- as reported                     $     (0.13)

           Basic and diluted- pro forma                       $     (0.14)

NetFabric Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Diluted earnings (loss) per share for the years ended December 31, 2006 and 2005 exclude potentially issuable common shares of approximately 19,581,124 and 12,940,807, respectively, primarily related to the Company's outstanding stock options, warrants and convertible debt, because the assumed issuance of such potential common shares is antidilutive.

NetFabric Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements

SEGMENT REPORTING

The Company determines and discloses its segments in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which uses a "management" approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of a company's reportable segments. SFAS No. 131 also requires disclosures about products or services, geographic areas and major customers. In 2006, we discontinued VoIP segment and operate in one segment. Accordingly, 2005 financial statement presentation has been reclassified.

Recent Accounting Pronouncements


      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The Statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact this Statement will have on our consolidated financial statements.

      In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," which provides interpretive guidance regarding the consideration given to prior year misstatements when determining materiality in current year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006 and had no impact on our consolidated financial statements.

      In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, "Accounting for Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, on a tax return. This Interpretation also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step will determine if it is more likely than not that a tax position will be sustained upon examination and should therefore be recognized. The second step will measure a tax position that meets the more likely than not recognition threshold to determine the amount of benefit to recognize in the financial statements. This Interpretation is effective for fiscal years beginning after December 15, 2006. We do not expect the impact of this Statement to have a material effect on our consolidated financial statements.

NetFabric Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 3. DISCONTINUED OPERATIONS

On May 5, 2006, the Company announced its decision to exit from the hardware-based VoIP communications product line (including resale of transport services) that is targeted at SMB's. In accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS No. 144"), the Company recorded loss from discontinued operations of $474,411 for the year ended December 31, 2006. The Company has reclassified prior period results to conform with the current period presentation. Accordingly, $2,031,904 for the year ended December 2005, has been classified as loss from discontinued operations. Revenues from VoIP operations have been nominal in all periods presented and operating expenses are the losses reported.

NOTE 4 PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following at December 31, 2006 and 2005:

                                                     2006         2005
                                                  ---------    ---------


Equipment                                         $ 443,029    $ 395,664
Lease improvements                                   54,631       54,631
Furniture and fixtures                              103,490       59,498
                                                  ---------    ---------
                                                    601,149      509,793

Less: Accumulated depreciation and amortization    (403,934)    (344,809)

                                                  ---------    ---------
                                                  $ 197,215    $ 164,984
                                                  =========    =========

A depreciation and amortization expense was $80,369 and $111,901 for the years ended December 31, 2006 and 2005, respectively.

NOTE 5. INTANGIBLE ASSETS

The Company's intangible assets consisting of customer contacts and restricted covenants related to employment agreements were acquired and accounted for using the purchase method of accounting. The following table summarizes the net asset value for each intangible asset category as of December 31, 2006:

                                                                          Net
                             Amortization   Gross Asset   Accumulated    Asset
                             Period         Value         Amortization   Value
                             -----------    -----------   ------------ ---------
Customer relationship          6 years       $1,153,424   ($312,385)   $841,039
Covenants not to compete       3 years           83,333     (44,670)     38,663
                                            -----------   ----------   --------
                                             $1,236,757   ($357,055)   $879,702
                                            ===========   ==========   ========

NetFabric Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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
                                        ===========   ===========    ===========


Amortization expense was $ 220,015 and $137,040 for the years ended December 31, 2006 and 2005, respectively.

The Company did not have any intangibles prior to the acquisition of UCA Services in May 2005.

Estimated amortization expense related to intangible assets subject to amortization at December 31, 2006 for each of the years in the five-year period ending December 31, 2011:

              2007           $220,015
              2008            203,122
              2009            192,237
              2010            192,237
              2011             72,091
                          ------------
                             $879,702
                          ============

NOTE 6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following at December 31, 2006 and 2005:

                                2006        2005
                            ----------    ----------

Trade accounts payable      $3,435,748   $2,693,113
Accrued professional fees      218,000      168,741
Accrued interest payable        94,059      126,556
                            ----------   ----------
                            $3,747,807   $2,988,410
                            ==========   ==========

Accounts payable and accrued expenses related to discontinued operations approximate $163,000 and $191,000 at December 31, 2006 and 2005, respectively.

NetFabric Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 7. ACQUISITION

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

The determination of the purchase price and its allocation to the fair values of the assets acquired and liabilities assumed as reflected in the consolidated financial statements have been based on the Company's valuation, including the use of an independent appraisal. The fair value of the assets acquired and liabilities assumed in the acquisition of UCA Services are as follows:

      Accounts receivable                         $ 2,153,968
      Other assets and equipment                      190,602
      Customer relationship intangible              1,153,424
      Non-compete intangible                           83,333
      Accounts payable and accrued expenses        (2,481,077)
      Deferred revenue and advances                (1,072,701)
                                                  -----------
      Net assets acquired                         $    27,549
                                                  ===========
The Company recorded goodwill of $13,982,451 as a result of the cost in excess of the net assets acquired of UCA Services. Any charge to expense related such goodwill will not be deductible for tax purposes.

Summarized below are the pro forma unaudited results of operations for the year ended December 31, 2005 as if the results of UCA Services were included for the entire period presented. The pro forma results may not be indicative of the results that would have occurred if the acquisition had been completed at the beginning of the period presented or which may be obtained in the future:

                                                    For the year
                                                       ended
                                                   December 31,
                                                       2005
                                                   --------------

 Revenues                                        $ 19,422,620
 Net loss                                          (7,666,058)

Basic and diluted net loss common share          $      (0.12)

Weighted average common shares outstanding         61,911,465

NetFabric Holdings Inc. and Subsidiaries
Notes to Conolidated Financial Statements



NOTE 8. TECHNOLOGY LICENSE ACQUISITION

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

The university requires a royalty in the amount of five percent of net sales of the licensed products. In the university requires certain minimum royalty from 2009 onwards.

Pursuant to an independent appraisal, the Company valued the transaction at $660,000, including related expense. Net of cash acquired ($500,000 prior to related expense); $160,000 was allocated to the licensing agreement. The cash paid to the consultant and the fair value of the shares issued to the consultant approximated $200,000, and was charged to selling general and administrative expenses during the year ended December 31, 2006. The Company anticipates further development and testing of the technology. Because of the uncertainties surrounding the ultimate commercial deployment of the technology and due to the technology not having alternative use, the Company charged the cost of the license agreement as in process research and development costs during the year ended December 31, 2006.

NetFabric Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 9. DEBT FINANCINGS

Debt financings consist of the following as of December 31, 2006 and 2005:

                                                                                    2006
                                                                -------------- ---------------- --------------
                                                                                 Unamortized
                                                                                    debt
                                                                  Principal        discount          Net
                                                                -------------- ---------------- --------------
2006 Convertible Debentures, due at various
  Dates between December 2006 and April 2007                         $700,000        ($14,832)       $685,168
Convertible Debenture payable to stockholder
  due in April 2007                                                   150,000                         150,000
Laurus Revolving Note Due in February 2009                          1,487,353        (473,104)      1,014,249
Laurus Convertible Note Due in February 2009                        1,500,000      (1,056,570)        443,430
                                                                -------------- ---------------- --------------
                                                                   $3,837,353     ($1,544,506)     $2,292,847
                                                                ============== ================ ==============



                                                                                    2005
                                                                -------------- ---------------- --------------
                                                                                 Unamortized
                                                                  Principal     debt discount        Net
                                                                -------------- ---------------- --------------
Macrocom Bridge Loan II, due October 2006                            $500,000        ($58,875)       $441,125
Macrocom Convertible Debenture                                        500,000        (194,444)        305,556
Convertible Debenture payable to stockholder and officer              100,000         (38,890)         61,110
Cornell Convertible Debenture                                       1,658,160      (1,046,101)        612,059
Note payable to officer                                               200,000         (99,059)        100,941
Loans and advances from stockholders                                  202,639                         202,639

                                                                -------------- ---------------- --------------
                                                                   $3,160,799     ($1,437,369)     $1,723,430
                                                                ============== ================ ==============

2006 Convertible Debentures

On April 19, 2006, the Company sold Convertible Debentures (the " 2006 Convertible Debentures") in the face amount of $500,000 to five individuals (the "Debenture Holders" or a "Debenture Holder") including $150,000 face value to an officer and director, and $50,000 face value to a stockholder of the Company. The 2006 Convertible Debentures bear interest at 8% and were due originally on June 15, 2006. At the option of the Debenture Holders, the 2006 Convertible Debentures can be converted into shares of the Company's common stock at a conversion price of $.50 per share. In connection with the sale, the Company issued warrants to two Debenture Holders to acquire an aggregate of 200,000 shares of its common stock with a nominal exercise price. The warrants expire in three years from the date of issuance. The remaining three Debenture Holders received an aggregate of 225,000 shares of the Company's

NetFabric Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements

common stock as additional consideration. In connection with the issuance of the debt to the three Debenture Holders the Company has agreed to place 3,000,000 shares of its common stock as collateral with an escrow agent. No collateral has been issued for the 2006 Convertible Debentures issued to the officer and director and to the stockholder.

The Company used the proceeds from the sale of the April 2006 Debentures to repay $500,000 due to the Macrocom Investors, LLC ("Macrocom") pursuant to a Macrocom Debenture (herein defined) issued in July of 2005.

The Company allocated the $500,000 of proceeds received from the 2006 Convertible Debentures to debt, warrants and stock instruments issued based on the then computed relative fair values. The fair value of the shares issued was $168,750 which resulted in a relative fair value of $103,271. The warrants issued were valued using a Black-Scholes option-pricing model with the following assumptions: (1) common stock fair value of $0.75 per share (2) expected volatility of 71.26%, (3) risk-free interest rate of 4.86%, (4) life of 3 years and (5) no dividend, which resulted in a fair value of $148,271 and a relative fair value of $90,739. Additionally, the resulting relative fair value allocated to the debt component was used to measure the intrinsic value of the embedded conversion option of the 2006 Convertible Debentures which resulted in a beneficial conversion feature with a fair value of $444,010. The relative fair value of $305,990 was recorded to additional paid-in capital. The value of the beneficial conversion feature was limited to the amount of the proceeds allocated to the debt component of the 2006 Convertible Debentures. The aggregate amounts allocated to the warrants, stock instruments and beneficial conversion feature, of $500,000 were recorded as a debt discount at the date of issuance of the 2006 Convertible Debentures and were amortized to interest expense using the interest method over the originally stated term of the 2006 Convertible Debentures. During the year ended December 31, 2006, $500,000 of discount was accreted and recorded as amortization of debt discounts and debt issuance costs included in the accompanying consolidated statements of operations.

In June 2006, the Company and the Debenture Holders entered into an agreement to extend the term of the 2006 Convertible Debentures to September 15, 2006. In exchange for the extension, the Company issued to the holders an aggregate of 150,000 shares of its common stock and warrants to acquire an aggregate of 400,000 shares of its common stock with a nominal exercise price. The warrants expire in three years from the date of issuance. The relative fair value of the shares of common stock and warrants approximated $137,201 and was recorded as additional discount and is being amortized over the new term of the 2006 Convertible Debentures. For the year December 31, 2006, $137,201 of debt discount was accreted and recorded as amortization of debt discounts.

In September 2006, the Company repaid 2006 Convertible Debentures in the face amount of $100,000 and entered into an agreement with other Debenture Holders to extend the term of the remaining 2006 Convertible Debentures to December 15, 2006. In exchange for the extension, the Company issued to the holders an aggregate of 200,000 shares of its common stock and warrants to acquire an aggregate of 200,000 shares of its common stock with a nominal exercise price. The warrants expire in three years from the date of issuance. The relative fair value of the shares of common stock and warrants approximated $35,049 and was recorded as additional discount and is being amortized over the new term of the 2006 Convertible Debentures. For the year ended December 31, 2006, $35,049, of debt discount was accreted and recorded as amortization of debt discounts

NetFabric Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements

During the three months ended December 31, 2006, the Company sold to three individuals Convertible Debentures in the aggregate face amount of $300,000. The Debentures bear interest at 8% and are due in January 2007. At the option of the Debenture holder, the Debentures can be converted into shares of the Company's common stock at a conversion price of $.50 per share. In connection with the sale, the Company issued warrants to individuals to acquire an aggregate of 400,000 shares of the Company's common stock with a nominal exercise price. The warrants expire three years from the date of issuance. The relative fair value of the shares of common stock and warrants approximated $43,230 and was recorded as additional discount and is being amortized over the new term of the 2006 Convertible Debentures. For the year ended December 31, 2006, $28,398, of debt discount was accreted and recorded as amortization of debt discounts.

In January and February of 2007, the Company repaid five of the seven 2006 Convertible Debentures in the aggregate face amount of $500,000. In December 2006, the Company and the officer and director and the stockholders agreed to extend the term of two of 2006 Convertible Debentures in the face amount of $200,000 to April 30, 2007.

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

The Company allocated the $150,000 of proceeds received from the Stockholder Convertible Debenture based on the computed relative fair values of the debt and stock instruments issued. The fair value of the common stock issued was $105,000 which resulted in a relative fair value of $61,764. Additionally, the resulting relative fair value allocated to the debt component was used to measure the intrinsic value of the embedded conversion option of the Stockholder Convertible Debenture which resulted in a beneficial conversion feature of $16,765 recorded to additional paid-in capital. The aggregate amounts allocated to the stock instruments and beneficial conversion feature, of $78,529 were recorded as a debt discount at the date of issuance of the Stockholder Convertible Debenture and are being amortized to interest expense using the interest method over the stated term of the Stockholder Convertible Debenture. During the year s ended December 31, 2006, $78,529, of debt discount was accreted and recorded as amortization of debt discounts. In August 2006, the Company and the stockholder agreed to extend the maturity of the Stockholder Convertible Debenture to December 15, 2006 without any additional consideration. In December 2006, the Company and the stockholder agreed to further extend the maturity of the Stockholder Convertible Debenture to April 30, 2007 without any additional consideration.

Laurus Convertible Non Convertible Financings

On February 14, 2006, the Company entered into a Security Agreement, dated February 10, 2006 with Laurus Master Fund, Ltd ("Laurus"). Under the Security Agreement, Laurus purchased from the Company a Secured Convertible Note from the Company with a maturity date of February 10, 2009 (the "Laurus Convertible Note") in the aggregate principal amount of $1,500,000 and a Secured Non-Convertible Revolving Note ("Laurus Revolving Note"), in the aggregate principal amount of $1,500,000. The Laurus Convertible Note and the Laurus Revolving Note are collectively the "Laurus Notes". The Company's ability to receive financing under the Laurus Notes is based on an advance rate equal to 90% of eligible accounts receivable, as defined.

NetFabric Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements

However, Laurus has agreed to provide the Company an over advance until July 30, 2007. Through December 31, 2006 $1,500,000 was advanced for the Laurus Convertible Note and $1,487,353 was advanced for the Laurus Revolving Note.The Laurus Convertible Note has a three-year term, and bears interest at 1% above the prime rate, with a minimum interest rate of 8%. Laurus has the option, at any time until February 9, 2009 to convert all or any portion of the Laurus Convertible Note and accrued interest into shares of the Company's common stock at a conversion price of $0.91 per share. The Company has the option, to repay the Laurus Convertible Note by paying Laurus the principal amount, accrued interest and a certain redemption premium, as defined.

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

The Company allocated the $1,500,000 of proceeds from the Laurus Convertible Note based on the computed relative fair values of the debt and stock instruments issued. The Laurus Options were valued using a Black-Scholes option-pricing model with the following assumptions: (1) common stock fair value of $0.95 per share (2) expected volatility of 71.26%, (3) risk-free interest rate of 4.59%, (4) life of 10 years and (5) no dividend, which resulted in a fair value of $2,569,546 for the Laurus Options. The resulting relative fair value of the Laurus Options was $918,923. Accordingly, the resulting relative fair value allocated to the debt component of $511,577 was used to measure the intrinsic value of the embedded conversion option of $1,054,357 which resulted in a beneficial conversion feature of $511,577 recorded to additional paid-in capital. The aggregate amounts allocated to the Laurus Options and beneficial conversion feature, of $1,430,500 were recorded as a debt discount at the date of issuance of the Laurus Convertible Notes and are being amortized to interest expense using the interest method over the three-year term. For the year ended December 31, 2006, $443,431 of debt discount was accreted and recorded as amortization of debt discounts.

The Company allocated the $1,028,000 of proceeds from the Laurus Revolving Note based on the computed relative fair values of the debt and Laurus Options. The Laurus Options were valued using a Black-Scholes option-pricing model with the following assumptions: (1) common stock fair value of $0.95 per share (2) expected volatility of 71.26%, (3) risk-free interest rate of 4.59%, (4) life of 10 years and (5) no dividend, which resulted in a fair value of $1,471,494 for the options. The resulting relative fair value of the Laurus Options was $513,820. Accordingly, the resulting relative fair value allocated to the debt component was $275,680. The aggregate amount allocated to the options of $513,820 was recorded as a debt discount at the date of issuance of the Laurus Notes and are being amortized to interest expense using the interest method three-year term. For the year ended December 31, 2006, $110,217 of debt discount was accreted and recorded as amortization of debt discounts.

NetFabric Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Transaction fees of $139,000 paid to Laurus and its affiliates in connection with the Laurus Notes were netted against the proceeds and considered in the calculation of the beneficial conversion feature and accreted over the term of notes. Financing costs of $20,696 paid to third parties associated with the Laurus Notes are included as debt issuance costs in other assets and amortized over the term of the debt.

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

On October 27, 2005, at the same time as the Termination Agreement for the SEDA (Note 10), the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with Cornell whereby the Company and Cornell agreed to amend and consolidate all of the Original Convertible Debentures, and related accrued interest of $8,160, issued to Cornell through October 26, 2005 into one new secured convertible debenture in the principal amount of $1,658,160 (the "October Cornell Debenture"). The October Cornell Debentures had the same terms and provisions of the Original Cornell Debentures except that the October Cornell Debentures no longer had a fixed conversion by the holder but is convertible at the option of the holder at the lesser of (i) $1.00 or (ii) an amount equal to 95% of the lowest closing bid price of the Company's common stock for the 30 trading days immediately proceeding the conversion date. Pursuant to the Securities Purchase Agreement, Cornell funded the remaining $1,200,000 balance of October Cornell Debenture on October 27, 2005. The October Cornell Debenture was repaid in full in February 2006 (the "Cornell Repayment"), with the proceeds received from a new debt financing described below.

As a result of the change in the conversion terms of the October Convertible Debenture on October 27, 2005, the Company determined that the embedded conversion feature of the October Cornell Debenture became subject to the provisions of SFAS No. 133 and therefore the Company accounted for the embedded conversion feature as a liability in accordance with the guidance of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock"("EITF 00-19"). Accordingly, the Company recorded the fair value of the embedded conversion feature of $784,784 as a non-current liability on its balance sheet as of October 27, 2005 and a portion of the amounts previously recorded to additional paid-in capital as part of the Original Cornell Debentures were reclassified from equity to liabilities. For the year ended December 31, 2006, the Company recorded a gain in value for derivative financial instruments through the date of repayment of $201,754 related to the change in fair value of the embedded conversion feature which is recorded in the accompanying consolidated statement of operations. Through December 31, 2005 the Company recorded a charge for derivative financial instruments of $221,277 related to the change in fair value of the embedded conversion feature which is recorded in the accompanying consolidated statement of operations. The fair value of the embedded conversion feature liability was $1,006,061 as of December 31, 2005. As a result of the Cornell Repayment, the value of the embedded conversionfeature was reclassified to additional paid-in capital in February 2006.

NetFabric Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements

After the allocation of value to the embedded conversion feature of the October Cornell Debenture the Company allocated the remaining $873,376 principal amount of the total $1,658,160 October Cornell Debenture based on the computed relative fair values of the debt and warrant components, which resulted in additional debt discounts of $210,665. As a result of the Cornell Repayment, the remaining unamortized debt discounts were amortized as of the date of the Cornell Repayment. Accordingly, $1,046,101 of amortization expense related to discount on the October Cornell Debentures was recorded in the accompanying consolidated statement of operations during the year December 31, 2006.

As part of the Cornell Repayment, the Company paid an early redemption premium charge of $248,724, calculated based on 15% of the principal amount redeemed, which is included in Debt extinguishment costs on the accompanying consolidated statement of operations for the year ended December 31, 2006. In connection with the Cornell Repayment, the Company also agreed to reduce the exercise price of the 560,000 warrants previously issued to Cornell from $0.50 to $0.40. The change in exercise price of the warrants was treated as a new issuance of warrants and was valued using the Black Scholes option-pricing model with the following assumptions: (1) common stock fair value of $0.95 per share, (2) expected volatility of 71.26%, (3) risk-free interest rate of 4.62%, (4) life of
2.71 years and (5) no dividend. The change in exercise price resulted in a fair value of $372,353 for the warrants which was charged to debt extinguishment costs on the accompanying consolidated statement of operations for the year ended December 31, 2006.

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

The Company allocated the $500,000 of proceeds received from the Macrocom Debenture to the debt, warrants and stock instruments issued based on the then computed relative fair values. Additionally, the resulting relative fair value allocated to the debt component was used to measure the intrinsic value of the embedded conversion option of the Macrocom Debenture which resulted in a beneficial conversion feature recorded to additional paid-in capital. The value of the beneficial conversion feature was limited to the amount of the proceeds allocated to the debt component of the Macrocom Debenture. The aggregate amounts allocated to the warrants, stock instruments and beneficial conversion feature, of $500,000 were recorded as a debt discount at the date of issuance of the Macrocom Debenture and were charged to interest expense using the interest method over the stated term of the Macrocom Debenture. During the year ended December 31, 2006, $194,444 of debt discount was accreted and recorded as amortization of debt discounts. During year ended December 31, 2005, $305,556 of discount was accreted and recorded as debt discount resulting in a carrying value of $305,556 on the Macrocom Debenture at December 31, 2005. In April 2006, the Macrocom Debenture was repaid in full from the proceeds of the April 2006 Debenture debt financing.

NetFabric Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Macrocom Bridge Loans

In July 2004, Macrocom provided a loan ("Loan I of the "First Loan") to the Company in the amount of $500,000 due in January of 2005. The Company had the option to repay the principal in cash or in kind by issuing 1,000,000 common shares. In January, the Company repaid the loan by issuing 1,000,000 shares of common stock.

On October 14, 2004, NetFabric and Macrocom entered into a loan agreement which was amended on December 2, 2004 (the "Loan Agreement"), whereby Macrocom agreed to loan $500,000 to NetFabric ("Loan II" or the "Second Loan"), due 180 days from the original date of the Loan Agreement ("Second Due Date") at an annual simple interest rate of 5%. On the Second Due Date, at the option of Macrocom, Macrocom could convert the principal of the Second Loan into 1,000,000 shares of common stock or demand repayment of the principal in cash. In either event, the interest on the Second Loan was payable in cash on the Second Due Date. In addition, in December 2004 the Company issued to Macrocom 250,000 shares of its common stock with a fair value of $144,000 as additional consideration for the Second Loan. As noted below, on the Second Due Date in April 2005 Macrocom did not request repayment or conversion of such debt into shares of the Company's common stock.

As a result of the Loan I and Loan II financing transactions, total debt discounts of $411,403 were recorded on Loan I and Loan II (the "Bridge Loans") during 2004, including the value of the beneficial conversion feature of $187,801 on Loan II. During the years ended December 31, 2005, $250,341 of the discounts were amortized on the accompanying consolidated statements of operations.

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

On October 10, 2005 Macrocom did not require repayment or conversion of Loan II into shares of the Company's common stock. The Company and Macrocom agreed to extend the due date for Loan II until October 10, 2006. As a result of the modification of the term, a debt discount of $100,758 was recorded on October 10, 2005 on Loan II which was being amortized from October 11, 2005 through October 10, 2006. During the year ended December 31, 2006, $58,875, of debt discount was accreted and recorded as amortization of debt discounts. During the year ended December 31, 2005, $41,883 of the discount was amortized in the accompanying consolidated statements of operations.

 On May 24, 2006 the Company entered into a Waiver and Agreement to Convert (the "Waiver Agreement") with Macrocom. Pursuant to the Waiver Agreement, Macrocom agreed to convert Loan II issued by the Company in the principal amount of $500,000, including all interest accrued thereon, into 1,000,000 shares of restricted common stock of the Company. In addition, Macrocom and the Company agreed to waive and release each other from any claims in connection with Loan II and all other agreements executed to date between Macrocom and the Company. In exchange for the Waiver Agreement and the Loan II conversion, the Company agreed to issue to an additional 1,500,000 shares additional shares of its restricted common stock. The fair value of the additional consideration was $1,125,000 and the amount was charged to operations during the year December 31, 2006 as debt extinguishment costs.

NetFabric Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

The Company allocated the $100,000 of proceeds received from the Related Party Convertible Debentures based on the computed relative fair values of the debt, warrant and stock instruments issued. Accordingly, the resulting relative fair value allocated to the debt component was used to measure the intrinsic value of the embedded conversion option of the Related Party Convertible Debentures which resulted in a beneficial conversion feature recorded to additional paid-in capital. The aggregate amounts allocated to the warrants, stock instruments and beneficial conversion feature of $100,000 were recorded as a debt discount at the date of issuance of the Related Party Convertible Debentures and were amortized to interest expense using the interest method over the original stated term of the Related Party Convertible Debentures. During the year ended December 31, 2006, $38,890 of debt discount was accreted and recorded as amortization of debt discounts. During year ended December 31, 2005, $61,112 of debt discount was accreted and recorded as amortization of debt discount resulting in a carrying value of $61,112 on the Related Party Convertible Debentures at December 31, 2005.

In April 2006, one holder of Related Party Convertible Debentures in the face amount of $50,000 converted the Related Party Debentures into 100,000 shares of the Company's common stock and the other holders in the face amount of $50,000 entered into an extension agreement with the Company to extend the due date of the debenture to September 15, 2006. In connection with the extension, the Company issued 100,000 share of its common stock as additional consideration. The fair value of the shares of common stock was $75,000 which resulted in a relative fair value of $30,000 which was recorded as additional discount and are being amortized over the new term of the Related Party Convertible Debentures. For the year ended December 31, 2006, $30,000, of debt discount was accreted and recorded as amortization of debt discounts.

In September 2006, the holder which the Company entered into a previous extension of Related Party Convertible Debentures in the face amount of $50,000 converted the Related Party Convertible Debentures into 100,000 shares of the Company common stock. In exchange for the conversion, the Company issued to the holder of Related Party Convertible Debentures an additional 300,000 shares of restricted common stock of the Company to the holder. The fair value of the additional consideration was $27,104 and the amount was charged to operations during the year ended December 31, 2006 as debt extinguishment costs.

NetFabric Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note Payable Officer

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

NOTE 10. STOCKHOLDERS' EQUITY

COMMON STOCK

Pursuant to a financing commitment, in two separate closings in January and March 2005, the Company sold 1,000,000 shares of common stock to Macrocom and 1,000,000 shares of its common stock to Michael Millon, resulting in aggregate proceeds of $1,000,000 for $0.50 per share. Additionally, under this arrangement, Macrocom received warrants to purchase 2,000,000 shares of common stock at a purchase price of $1,500,000. The warrants expired in December 2006. We also issued 250,000 shares to Michael Millon as consideration for arranging the Macrocom financing.

On July 5, 2005, the Company entered into a Standby Equity Distribution Agreement (the "SEDA") with Cornell. Pursuant to the SEDA, the Company was, at its discretion, to periodically sell to Cornell shares of common stock, for a total purchase price of up to $10,000,000). On July 5, 2005, in connection with the SEDA, Cornell received a commitment fee of 680,000 shares of common stock from the Company. In addition, the Company issued to Newbridge Securities Corporation ("Newbridge") 7,142 shares of common stock under a placement agent agreement in connection with the SEDA. In October 2005, the Company and Cornell agreed to terminate the SEDA and for Cornell to provide only financing to the Company through the issuance of the October Cornell Debentures (see Note 9). The Company and Cornell entered into a Termination Agreement on October 27, 2005 (the "Termination Agreement") which terminated all of the rights and obligations of both the Company and Cornell under the SEDA. Pursuant to the Termination Agreement, the Company agreed to allow Cornell to retain 242,857 shares of the Company's common stock that was previously issued to Cornell as part of the commitment fee under the SEDA and Cornell agreed to return the balance of the commitment fee consisting of certificates representing 437,143 shares of the common stock of the Company within ten (10) business days of the Termination Agreement.

The $340,000 fair value of the 242,857 commitment shares issued and retained by Cornell was accounted for as a terminated offering expense and charged to selling, general and administrative expense for the year ended December 31, 2005. Similarly the $10,000 fair value of the common stock issued to Newbridge was charged to operations during the year ended December 31, 2005.

The Company issued 50,000 shares of common stock to Macrocom in January 2006 in settlement of accrued interest of $25,000 for the Macrocom Bridge Loan II due on October 10, 2006. Based on the fair value of shares, $22,500 was charged to operations as additional interest.

In January 2006, the Company issued 10,526 shares of its Common Stock to a vendor to offset outstanding trade payables of $10,000.

NetFabric Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements

In May 2006, the Company entered into a consulting agreement with an unaffiliated entity that agreed to provide new technology acquisition services to the Company and amended the consulting agreement in August 2006. Pursuant to the consulting agreement, the Company issued the consultant 40,000 shares of its common stock. The Company had initially issued the consultant 160,000 shares of common stock but the consultant surrendered 120,000 of the previously issued shares pursuant to an amendment of the agreement. The fair value of the shares is charged to operations as consulting expense. For the year ended December 31, 2006, $11,034 was charged to operations.

In November 2006, the Company entered into a consulting agreement with an unaffiliated entity. Pursuant to the consulting agreement, the Company issued the consultant 250,000 shares of its common stock. The fair value of the shares $30,000 was charged to operations as consulting expense during the year ended December 31, 2006.

In October 2006, the Company's board of directors approved an amendment to the Certificate of Incorporation to increase the number authorized common stock to 200 million shares. The change will become effective on or about November 16, 2006 following a written consent of the shareholders.

CONTRACT TERMINATION

In January 2006, the Company and a consultant to the Company terminated a services arrangement whereby the consultant was to provide services to the Company over a certain future period. In connection with the termination of this arrangement, an individual who is an officer, director and stockholder of the Company transferred one million shares of the Company's common stock owned by the officer, director and stockholder into escrow. The shares will be held in escrow for a period of up to five years during which the consultant will have the option to purchase the shares for an aggregate of $10,000 or $0.01 per share. As a result, the consultant released the Company from all liabilities. The Company has accounted for the settlement as an expense in the Company's financial statements as a non-cash charge for dispute settlements based on the value of the option of $0.94 per share on the date of settlement, with a corresponding credit to contributed (paid-in) capital from the officer, director and stockholder during the year ended December 31, 2006. The option was valued using a Black-Scholes option-pricing model with the following assumptions: (1) common stock fair value of $0.95 per share, (2) expected volatility of 71.26%,
(3) risk-free interest rate of 4.59%, (4) life of 5 years and (5) no dividend, which resulted in a fair value of $942,070.

EXCHANGE AGREEMENT AMENDMENT

During January and February 2006, the former shareholders of UCA Services with whom the Company previously entered into an Exchange Agreement related to the acquisition of UCA Services (See Note 7) and the Company entered into negotiations related to a dispute over compliance with the provisions of the Exchange Agreement.

In connection with the discussions, the Company and the former UCA shareholders entered into an Amendment to the Exchange Agreement ("Exchange Amendment") which was executed in February 2006. The Exchange Amendment provides that an individual who is an officer, director and stockholder of the Company transfer 9,000,000 shares (fair value of approximately $8,550,000) of the Company's common stock owned by such individual to the former shareholders of UCA. This arrangement was structured whereby the individual surrendered his shares to the Company, and the Company reissued such shares to the former UCA shareholders.

NetFabric Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Since the settlement was not a contingency associated with the acquisition of UCA Services, the Company accounted for the shares transferred by the individuals as an expense, based on the value of the shares, in the Company's consolidated financial statements with a corresponding credit to contributed (paid-in) capital by the individual during the year ended December 31, 2006. Management determined the fair value of the shares issued based on the quoted market price of the Company's common stock on the date of settlement.

Warrants

Outstanding warrant securities consist of the following at December 31, 2006 and 2005:

                                                 December 31, 2006
                                                                             Exercise
                                                     Warrants                 Price                        Expiration
                                              ---------------------- ------------------------ -------------------------------------
Laurus                                                    4,256,550            $0.001                               See (1)
Macrocom                                                  1,000,000             $1.50                             July 2008
Cornell Warrants                                            560,000             $0.40                          October 2008
2006Convertible Debenture Financing                       1,350,000             $0.01                April to November 2009
Others including officer,
    director and stockholder                              1,966,137          $0.15 to $0.82      December 2008 to June 2011
                                              ----------------------
                                                          9,132,687
                                              ======================



                                                 December 31, 2005
                                                                             Exercise
                                                     Warrants                 Price                        Expiration
                                              ---------------------- ------------------------ -------------------------------------
Macrocom                                                  3,000,000         $0.75 to $1.50      December 2006 to July 2008
Cornell Warrants                                            560,000                  $0.40                    October 2008
Others including officer,
    director and stockholder                              1,653,637         $0.15 to $1.50   December 2008 to January 2009
                                              ----------------------
                                                          5,213,637
                                              ======================

(1) No expiration.

Since the conversion of the October Cornell Debenture (see Note 9) could result in a conversion into an indeterminable number of shares common stock, in October 2005 the Company determined that under the guidance of EITF 00-19, the Company could not conclude that it had sufficient authorized and unissued shares to settle any warrants or options issued to non-employees. Therefore in October 2005, the Company reclassified the fair value of all warrants and options issued to non-employees that were outstanding as of October 27, 2005 from equity to liabilities. The fair value of the Company's warrants and options issued to non-employees was estimated at approximately $3,065,000 on October 27, 2005 using a Black-Scholes option pricing model for each of the individual securities.

NetFabric Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As a result, the Company incurred a charge of approximately $2,035,000 on October 27, 2005, which was computed based on the difference between the fair value of the securities and the value of the securities as of October 27, 2005 which had previously been recorded to additional paid-in capital. On December 31, 2005, the fair value of the warrants and options issued to non-employees was re-measured and estimated at $2,940,000 using a Black-Scholes option pricing model for each of the individual securities. For the year December 31, 2006, the Company recorded a gain of $134,598 on derivative financial instruments related to the change in the fair value of the warrants through the repayment date.

The liability for warrants and options issued to non-employees was reclassified to additional paid-in capital upon the Cornell Repayment in February 2006, which terminated Cornell's conversion rights.

In June 2006, the Company entered into a consulting agreement with an unaffiliated entity that agreed to provide investment banking services to the Company. Pursuant to the agreement, the Company issued the consultant warrants to acquire 312,500 share of its common stock at $0.82 per share that vest over the term specified in the consulting agreement. The warrants expire five years from the date of issuance. The fair value of the vested warrants is being charged to operations as a consulting expense. For the year ended December 31, 2006, $51,516 was charged to operations for such services.

NOTE 11. STOCK-BASED COMPENSATION

As a result of the Share Exchange, on March 3, 2005, the Board of Directors adopted the 2005 Stock Option and Grant Plan (the "Plan") pursuant to which 9,000,000 shares of common stock were reserved for issuance upon exercise of options. The purpose of the Plan is to encourage and enable the employees, directors and consultants of the Company upon whose judgment, initiative and efforts the Company largely depends for the successful conduct of its business to acquire a proprietary interest in the Company. The Plan became effective on April 19, 2005.

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


The fair value of each stock option award is estimated using a Black-Scholes option pricing model based on the assumptions in the table below. The assumption for expected term is based on evaluations of expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term at the grant date. The historical volatility of comparables companies' stock is used as the basis for the volatility assumption. The Company has never paid cash dividends, and does not currently intend to pay cash dividends, and thus assumed a 0% dividend yield.

NetFabric Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements


                                                             Years ended
                                               December 31,              December 31,
                                                   2006                      2005
                                           ----------------------    ----------------------
Expected dividend yield                                     0.0%                      0.0%
Expected stock price volatility                          71.260%                  100.000%
Risk-free interest rate                           4.59% to 4.92%            3.97% to 4.21%
Expected life of options (in years)                           5                         5



The following is a summary of the Company's stock option activity for the years ended December 31, 2006 and 2005:


                                                                  Weighted Average        Weighted Average
                                                 Options            Exercise Price           Fair value

Outstanding, December 31, 2004                    4,008,889                 $0.15                $0.12
Options granted                                   1,125,000                  1.81                 1.38
Options exercised
Options cancelled                               (1,264,879)                  0.15                 0.12
                                            ---------------- --------------------- --------------------
Outstanding, December 31, 2005                    3,869,010                  0.63                 0.48
                                            ---------------- --------------------- --------------------
Options granted                                   3,850,000                  0.36                 0.21
Options exercised
Options cancelled                                 (618,925)                  1.57                 1.19
                                            ---------------- --------------------- --------------------
Outstanding, December 31, 2006                    7,100,085                 $0.41                $0.27
                                            ================ ===================== ====================
Exercisable, December 31, 2006                    2,824,578                 $0.41                $0.31
                                            ================ ===================== ====================
Exercisable, December 31, 2006                    1,868,741                 $0.43                $0.33
                                            ================ ===================== ====================

NetFabric Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes information about stock options outstanding and exercisable at December 31, 2005


                                             Outstanding                                      Exercisable
                              -------------------------------------------    ----------------------------------------------
                                              Average        Weighted                           Average        Weighted
Range of exercise                Number       Exercise      remaining            Number        exercise       remaining
Price                          of options      Price      contractual life     of options       price       contractual life
-------------------------     ------------- ------------- ---------------    --------------- -------------- ---------------
$0.15 to $0.34                   2,575,085         $0.15             7.0          2,343,328          $0.15             7.0
$0.35 to $0.50                   3,725,000         $0.35             9.6
$0.51 and above                    800,000         $1.49             8.4            481,250          $1.67             8.3
                              ------------- ------------- ---------------    --------------- -------------- ---------------
                                 7,100,085         $0.41             8.5          2,824,578          $0.41             7.2
                              ============= ============= ===============    =============== ============== ===============



     Nonvested share activity under the Plans was as follows:

                                                                  Average grant
                                               Options           date fair value
                                           -----------------    ----------------
Nonvested at December 31, 2005                    2,000,269             $0.63
Granted                                           3,850,000             $0.21
Vested                                            (992,918)             $0.39
Cancelled                                         (581,844)             $1.27

                                           -----------------
Nonvested at December 31, 2006                    4,275,507             $0.25
                                           -----------------



As of December 31, 2006, the unvested portion of share-based compensation expense attributable to employees and directors stock options and the period in which such expense is expected to vest and be recognized is as follows:

       Year ending December 31, 2007          $370,982
       Year ending December 31, 2008           349,680
       Year ending December 31, 2009           180,607
       Year ending December 31, 2010             4,883
                                              --------
                                              $906,153
                                              ========

As of December 31, 2006 options outstanding and vested did not have any intrinsic value.

NetFabric Holdings Inc. and Subsidiaries
Note to Consolidated Financial Statements

 12. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases three office spaces under operating leases. The future minimum cash commitments as of December 31, 2006 under such operating leases are as follows:

          2007                 $152,448
          2008                  190,185
          2009                  191,254
          2010                  142,058
          2011                  138,997
Thereafter                      138,997

                            ------------
                               $953,939
                            ============

As discussed in Note 13, the Company subleases certain office space under an agreement with UCA Global, Inc. ("Global"), whereby the Company pays rent based on the proportion of square footage occupied by the Company in the Global office facility. The agreement provides that the sublease term of three years begins on August 2, 2005. Pursuant to entering into a lease for a new office premises, the Company has terminated the sublease arrangement effective April 2007.

The Company has an employment agreement with an officer which will expire in May 2008, subject to automatic successive one year renewals unless either we or the employee gives notice of intention not to renew the agreement. The agreement provides for an annual base salary of $150,000, with specified annual increases to the base salary. Pursuant to the employment agreement, if the Company terminates the officer's employment without cause or good reason, as defined in the employment agreement, the Company will be obligated to pay a termination benefit equal to the remaining annual base salary during the initial term of the employment agreement.



Rent expense incurred with Global during the years ended December 31, 2006 and 2005 was $127,500 and $79,123, respectively, and is included in selling, general and administrative expense on the accompanying statements of operations. Rent expense inclusive of rent paid to Global was $221,250 and $212,080 for the years ended December 31, 2006 and 2005, respectively

NOTE 13. RELATED PARTY TRANSACTIONS

Loans and advances payable to stockholders and directors on the accompanying consolidated balance sheet at December 31, 2005 represent amounts owed to stockholders and directors of the Company for advances of cash provided to the Company. Convertible debentures payable to stockholders and directors represent amounts received by the Company pursuant to a financing arrangement (see Note
9).

NetFabric Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements


The Company subleases certain office space and incurs occupancy related costs under an agreement with UCA Global, Inc. ("Global"), an entity affiliated with a shareholder of the Company, whereby the Company pays rent and other occupancy costs based on the proportion of square footage occupied by the Company in the Global's office facility. Rent and occupancy expenses incurred by the Company under this agreement, which commenced on May 20, 2005, during the years ended December 31, 2006 and 2005 was, $127,500 and $79,123, respectively, and is included in selling, general and administrative expense on the accompanying statements of operations.

In the normal course of business, the Company performed services and an entity affiliated with the Company' stockholders, in the amount of $ 68,000 and $141,000, respectively during the years ended December 31, 2006 and 2005. As of December 31, 2006 approximately $235,000 was owed to the Company, including amounts owed to UCA Services prior to the acquisition and a full allowance is provided due to uncertainty of the recovery of the amount.

NOTE 14. INCOME TAXES

A reconciliation of the statutory U.S. federal income tax rate to the Company's effective tax was as follows:


                                                2006     2005
                                                ----     ----

Statutory U.S. rate                            34.0%    34.0%
State income taxes, net of federal benefit      4.0%     4.0%
Effect of valuation allowance                 (38.0%)  (38.0%)
                                              ------   ------

Total income tax expense (benefit)              0.0%     0.0%
                                              ======   ======

Significant components of the Company's future tax assets at December 31, 2006 and 2005 are as follows:

                                                    2006         2005
                                                    ----         ----


 Operating loss carryforwards                  $ 6,740,000     $2,560,000
 Reserves and allowances                           627,000         43,706
 Valuation allowance                            (7,367,000)    (2,603,706)
                                                -----------    ------------

 Net deferred tax assets                       $        --     $        --
                                               ============    ============

The Company had net operating loss carryforwards of approximately $6,700,000 at December 31, 2006, which expire through 2026. The tax benefit of these losses has been completely offset by a valuation allowance due to the uncertainty of its realization. Internal Revenue Code Section 382 provides for limitations on the use of net operating loss carryforwards in years subsequent to a more than 50% change in ownership (as defined by Section 382), which limitations can significantly impact the Company's ability to utilize its net operating loss carryforwards. As a result of the sale of the shares in private offering and issuance of shares for acquisition and other transactions, and changes in ownership may have occurred which might result in limitations on the utilization of the net operating loss carryforwards. The extent of any limitations as a result of changes in ownership has not been determined by the Company.

NetFabric Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 15. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES


                                                                   For the Years ended
                                                                        December 31,
                                                                --------------------------
                                                                      2006          2005
                                                                ----------   -----------
 Settlement of bridge loan with common stock                    $  500,000   $   500,000
 Non-cash offering costs, netted against proceeds from sales
   of common stock                                              $       --   $   368,683
 Common stock issued in the acquisition of UCA services         $       --   $13,823,000
 Discount on bridge loans relating to warrants                          --   $   392,196
 Discount on convertible debentures relating to warrants                --   $   392,897
 Deferred employee stock option compensation                            --   $    67,500

 Discount on convertible debentures relating to shares                  --   $   156,058
 Discount on convertible debentures relating to beneficial
   Conversion feature                                                   --   $   142,709
 Discount on revolving note relating to warrants                $  513,820   $        --
 Discount on convertible note relating to warrants              $  918,923   $        --
 Discount on convertible debt relating to beneficial
   conversion feature                                           $  511,577            --
Issuance of common shares in connection with settlement of
   payables                                                     $   35,000   $        --
 Discount on convertible debenture due to officer relating to
   common stock                                                 $   30,000   $        --
 Discount on convertible debenture due to a stockholder
   relating to common stock                                     $   61,765   $        --
 Discount on convertible debenture due to a stockholder
 relating to beneficial conversion feature                      $   16,765   $        --
 Discount on 2006 Debentures relating to common stock           $  103,272   $        --
 Discount on 2006 Debentures relating to warrants               $  133,969   $        --
 Discount on  2006 Debentures relating to beneficial
   conversion feature                                           $  305,990   $        --
 Discount on 2006 Debentures extension relating to
   warrants                                                     $  115,908   $        --
 Discount on 2006 Debentures extension relating to
   common stock                                                 $   56,342   $        --
 Conversion of convertible debenture issued to stockholder
   and officer with common stock                                $  130,000   $        --
 Common stock issued for technology licensing acquisition       $  660,000            --
  Discount on note payable issued to officer                            --   $   141,855
Gain on modification of debt                                            --   $   100,758


Options issued to employees                                     $  489,480
Common Stock issued for services                                $   41,034
Warrants and options issued for services                        $   55,798
Common Stock issued for inducement to convert bridge loan       $1,125,000
Derivative financial instrument related
   beneficial conversion feature credited                       $  804,307
Derivative financial instrument related to warrants             $2,946,858
Common stock issued for services                                $  150,000



NOTE 16. SUBSEQUENT EVENTS (unaudited)

In February 2007, the Company entered into a placement agency agreement with an unaffiliated entity and consulting agreement with an unaffiliated individual. Pursuant to the agreements, the Company issued an aggregate of 640,000 shares of its common stock.