Form 10QSB
period 2007-03-31
NETFABRIC HOLDINGS, INC
filed 2007-05-14
CIK 1083220

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2007

COMMISSION FILE NUMBER: 0-21419

NETFABRIC HOLDINGS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	76-0307819
(State or Other Jurisdiction of	(I.R.S Employer Identification No.)
Incorporation or Organization)

.Three Stewart Court
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
Yes ☒ No ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 7, 2007, 75,663,883 shares of common stock, $.001 par value per share, of the issuer were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

NETFABRIC HOLDINGS, INC.

NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2007	DECEMBER 31, 2006
ASSETS	(UNAUDITED)	(NOTE 2)

CURRENT ASSETS:
Cash	$14,223	$13,437
Trade accounts receivable, net	2,349,300	2,149,680
Prepaid expenses and other current assets	43,962	5,110

Total current assets	2,407,485	2,168,227

Property and equipment, net	188,000	197,215

Goodwill	13,982,451	13,982,451

Other intangibles, net	824,698	879,702

Other assets	74,712	55,028

TOTAL ASSETS	$17,477,346	$17,282,623

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Convertible debentures, net of unamortized discounts	$200,000	$685,168
Notes payable to officer, net of unamortized discounts	150,000	150,000
Accounts payable and accrued liabilities	3,397,970	3,747,809
Accrued compensation	414,978	338,283
Deferred revenues and customer advances	1,640,459	-
Revolving note, net of unamortized discount	1,015,285	1,014,249

Total current liabilities	6,818,692	5,935,509

Convertible note, net of unamortized discount	566,605	443,430

Total liabilities	7,385,297	6,378,939

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY :
Common Stock, $.001 par value, authorized shares 200,000,000, 75,663,883 and 75,023,883 shares issued and outstanding, respectively	75,664	75,024
Additional paid-in capital	36,382,838	36,201,479
Accumulated deficit	(26,366,453)	(25,372,819)

Total stockholders' equity	10,092,049	10,903,684

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,477,346	$17,282,623

The accompanying notes should be read in conjunction with the condensed consolidated financial statements.

NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	March 31, 2007	March 31, 2006

Revenues	$4,270,188	$4,098,446

OPERATING EXPENSES:
Direct employee compensation and
consultant expenses (includes share based compensation
of $11,396 and $0)	3,359,681	2,997,103
Selling, general and administrative expenses (includes
share based compensation of $170,603 and $94,776)	1,560,230	1,510,677
Non-cash charge for dispute settlements		9,492,070
Depreciation and amortization	89,234	70,168
Total operating expenses	5,009,145	14,070,018

Loss from operations	(738,957)	(9,971,572)

OTHER INCOME / (EXPENSE):
Amortization of debt discounts and debt
issuance costs	(175,795)	(1,452,647)
Interest and bank charges	(78,882)	(77,232)
Gain/(charge) on derivative financial instruments		336,352
Debt extinguishment costs		(621,077)

Total other income / (expense)	(254,677)	(1,814,604)

Loss before provision for income taxes	(993,634)	(11,786,176)

Provision for income taxes	-	-

LOSS FROM CONTINUING OPERATIONS	(993,634)	(11,786,176)

DISCONTINUED OPERATIONS:
Loss from operations of discontinued operations		(240,142)

NET LOSS	$(993,634)	$(12,026,318)

Net loss from continuing operations
per common share, basic and diluted	$(0.01)	$(0.19)

Net loss from discontinued operations
per common share, basic and diluted	$-	$(0.00)

Net loss per common share, basic and
diluted	$(0.01)	$(0.19)

Weighted average number of shares
outstanding, basic and diluted	75,302,994	62,491,398

The accompanying notes should be read in conjunction with the condensed consolidated financial statements.

NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
OPERATING ACTIVITIES	March 31, 2007	March 31, 2006
Net loss	(993,634)	(12,026,318)
Loss from discontinued operations		240,142
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash charge for interest expense		22,500
Non-cash charge for settlement of disputes		9,492,070
Non-cash charge for reissuance of warrants in connection with
debt extinguishment		372,353
Common stock issued for services	77,600
Non-cash charge for employee share based compensation	104,399	94,775
Non-cash gain on debt extinguishment
Non-cash gain on derivative financial instrument		(336,352)
Amortization of debt discounts	175,795	1,452,647
Depreciation and amortization	89,234	70,168
Changes in operating assets and liabilities:

Trade accounts receivable	(199,620)	521,712
Prepaid expenses and other current assets	(38,852)	(40,818)
Other assets	(19,985)
Accounts payable and accrued liabilities	(349,838)	(808,542)
Accrued compensation	76,695	14,640
Deferred revenues and advances	1,640,459	1,071,724
Net cash provided by continuing operations	562,253	140,701
Net cash used in discontinued operations		(220,075)
Net cash provided by (used in) operating activities	562,253	(79,374)

INVESTING ACTIVITIES
Purchases of property and equipment	(24,716)	(29,448)
Net cash used in investing activities	(24,716)	(29,448)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	-
Repayment of loans from officer and director	-	(170,000)
Repayment of note to officer		(200,000)
Proceeds (repayment) of convertible debentures		(1,658,160)
Proceeds from issuance (repayment) of revolving note, net	(36,751)	958,500
Proceeds from issuance of convertible note, net		1,430,500
Debt issuance costs		(20,697)
Repayment of convertible debenture	(500,000)
Net cash (used in ) provided by financing activities	(536,751)	340,143

Net increase in cash	786	231,321
Cash at beginning of period	13,437	9,540

Cash at end of period	$14,223	$240,861

Supplemental cash flow information:
Cash paid for interest expense	$82,000	$32,860

Cash paid for income taxes	$-	$-

The accompanying notes should be read in conjunction with the condensed consolidated financial statements.

NETFABRIC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND MANAGEMENT'S PLANS

NetFabric Holdings, Inc. ("Holdings" or the "Company") (formerly known as Houston Operating Company) was incorporated under the laws of the State of Delaware on August 31, 1989. On December 9, 2004, Holdings entered into an exchange agreement (the "Acquisition Agreement" or "Share Exchange") with all of the stockholders of NetFabric Corporation, a Delaware corporation ("NetFabric") whereby Holdings acquired all of the issued and outstanding capital stock of NetFabric and NetFabric became a wholly-owned subsidiary of Holdings. Upon completion of the merger, the NetFabric stockholders controlled approximately 95% of the then issued and outstanding stock. NetFabric's business activities were the activities of the merged company and Holdings was a shell corporation without any operations. As a result of these factors, this transaction was treated as a reverse merger for financial reporting purposes

NetFabric was incorporated on December 17, 2002 and began operations in July 2003. NetFabric developed and marketed Voice Over Internet Protocol ("VoIP") appliances that simplified the integration of standard telephone systems with an IP infrastructure. On May 5, 2006, the Company announced its decision to exit from the hardware-based VoIP communications product line (including resale of transport services) that is targeted at small to mid-sized businesses ("SMB's"). In accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS No. 144"), the Company has presented the results of operations from its VoIP business segment as discontinued operations in the accompanying consolidated balance sheets, statements of operations and statements of cash flows (Note 3).

On May 20, 2005, Holdings entered into and closed on a share exchange agreement ("Exchange Agreement"), whereby Holdings acquired all of the issued and outstanding shares of UCA Services, Inc., a New Jersey company("UCA Services") , from its shareholders in exchange for the issuance of 24,096,154 shares of common stock of Holdings (see Note 7). Holdings emerged from the development stage upon the acquisition of UCA Services.

UCA Services is an information technology ("IT") services company that serves the information and communications needs of a wide range of Fortune 500 and SMB clients in the financial markets industry as well as the pharmaceutical, health care and hospitality sectors. UCA Services delivers a broad range of IT services in the practice areas of infrastructure builds and maintenance, application development and maintenance, managed services and professional services.

Management's plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred accumulated losses totaling $26,366,453 and has a working capital deficit of $4,411,207 at March 31, 2007. These factors, among others, indicate that the Company may be unable to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NETFABRIC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Management recognizes that the Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow the Company to continue the development of its business plans and satisfy its current and long-term obligations on a timely basis. The Company believes that it will be able to complete the necessary steps in order to meet its cash requirements throughout fiscal year 2007 and continue its business development efforts.

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

BASIS OF PRESENTATION / INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), except for the condensed consolidated balance sheet as of December 31, 2006, which was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to such rules and regulations. However the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for any other interim period or any future year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2006 consolidated financial statements, including the notes thereto, which are included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 filed on April 16, 2007.

RECLASSIFICATIONS

Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current period presentation.

As a result of the Company's decision to exit the VoIP hardware business, previously reported financial statements have been reclassified as discontinued operations to conform to the current period presentation.

NETFABRIC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company reduces credit risk by placing its cash and cash equivalents with major financial institutions with high credit ratings. At times, such amounts may exceed Federally insured limits. The Company reduces credit risk related to accounts receivable by routinely assessing the financial strength of its customers and maintaining an appropriate allowance for doubtful accounts.

The Company's services have been provided primarily to a limited number of clients located in a variety of industries. The Company had revenues from 2 clients representing 46.5% (36.5% and 10%, respectively) of revenues during the three months ended March 31, 2007.

The Company generally does not require its clients to provide collateral. Additionally, the Company is subject to a concentration of credit risk with respect to its accounts receivable. The Company had two clients accounting for 43% (30% and 13%, respectively) of total gross accounts receivable as of March 31, 2007.

Income Taxes

Effective January 1, 2007, the Company adopted FIN No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN No. 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

As a result of the implementation of FIN No. 48, the Company performed a review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN No. 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. Based on its review, the Company concluded that there are no significant unrecognized tax positions requiring recognition in the Company’s financial statements. The Company does not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

NETFABRIC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company files federal income tax returns, as well as multiple state, local and foreign jurisdiction tax returns. The income tax returns are subject to examinations by tax authorities. A number of years may elapse before our tax positions are audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes its reserves for income taxes reflect the most probable outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. The resolution of a matter would be recognized as an adjustment to its provision for income taxes in the period of resolution.

The Company’s policy is to recognize interest and penalties accrued as a component of income tax expense. As of the date of adoption of FIN No.48, the Company did not have any penalties or tax-related interest, and there was no tax- related interest or penalties recognized during the three months ended March 31, 2007.

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

Diluted loss per share for the three months ended March 31, 2007 and 2006 exclude potentially issuable common shares of approximately 18,581,124 and 16,568,624, respectively, primarily related to the Company's outstanding stock options, warrants and convertible debt, because the assumed issuance of such potential common shares is antidilutive.

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

NETFABRIC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In September 2006, the SEC issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," which provides interpretive guidance regarding the consideration given to prior year misstatements when determining materiality in current year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006 and had no impact on our consolidated financial statements.

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. The management is currently evaluating the effect of this pronouncement on financial statements.

NOTE 3. DISCONTINUED OPERATIONS

On May 5, 2006, the Company announced its decision to exit from the hardware-based VoIP communications product line (including resale of transport services) that is targeted at SMB's. In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS No. 144"), the Company recorded loss from discontinued operations of $0 for the three months ended March 31, 2007. The Company has reclassified prior period results to conform with the current period presentation. Accordingly, $240,142 for the three months ended March 31, 2006, has been classified as loss from discontinued operations. Revenues from VoIP operations have been nominal in all periods presented and operating expenses are the losses reported.

NETFABRIC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. DEBT FINANCINGS
  Debt Financings consist of the following as March 31, 2007 and December 31, 2006:

	2007
		Unamortized
		debt
	Principal	Discount	Net

2006 Convertible Debentures, due in April 2007	$200,000		$200,000
Convertible Debenture payable to stockholder duein April 2007	150,000		150,000
Laurus Revolving Note Due in February 2009	1,450,601	(435,316)	1,015,285
Laurus Convertible Note Due in February 2009	1,500,000	(933,395)	566,605

	$3,300,601	($1,368,711)	$1,931,890

	2006
		Unamortized
		debt
	Principal	Discount	Net

2006 Convertible Debentures, due at various dates
between December 2006 and April 2007	$700,000	($14,832)	$685,168
Convertible Debenture payable to stockholder due in April 2007	150,000		150,000
Laurus Revolving Note Due in February 2009	1,487,353	(473,104)	1,014,249
Laurus Convertible Note Due in February 2009	1,500,000	(1,056,570)	443,430

	$3,837,353	($1,544,506)	$2,292,847

In January and February of 2007, the Company repaid five of the seven 2006 Convertible Debentures in the aggregate face amount of $500,000. In December 2006, the Company and the officer and director and the stockholder agreed to extend the term of two of 2006 Convertible Debentures in the face amount of $200,000 to April 30, 2007. The Company is in the process of negotiating further extension of the maturities.

NOTE 5. STOCKHOLDERS' EQUITY

COMMON STOCK

During the three months ended March 31, 2007, the Company entered into a placement agency agreement with an unaffiliated entity and consulting agreement with an unaffiliated individual. Pursuant to the agreements, the Company issued an aggregate of 640,000 shares of its common stock. The fair value of the shares $77,600 was charged to operations as consulting expense during the three months ended March 31, 2007.

NETFABRIC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

Outstanding warrant securities consist of the following at March 31, 2007:

		Exercise
	Warrants	Price	Expiration

Laurus	4,256,550	$0.001	See note (1)
Macrocom	1,000,000	$1.50	July 2008
Cornell Warrants	560,000	$0.40	October 2008
2006Convertible Debenture Financing	1,350,000	$0.01	April to November 2009
Others including officer,
director and stockholder	1,966,137	$0.15 to $0.82	December 2008 to June 2011

	9,132,687

(1) No expiration.

NOTE 6 STOCK-BASED COMPENSATION

Share-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2007 and 2006 were $104,399 and $89,619, respectively. Share-based compensation expense recognized in the Company's condensed consolidated statements of operations includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123.

NOTE 7 RELATED PARTY TRANSACTIONS

As of March 31, 2007, the Company had Convertible debentures payable to a stockholder and an officer and director in the aggregate face amount of $350,000.

The Company subleases certain office space and incurs occupancy related costs under an agreement with UCA Global, Inc. ("Global"), an entity affiliated with a shareholder of the Company, whereby the Company pays rent and other occupancy costs based on the proportion of square footage occupied by the Company in Global's office facility. Rent and occupancy expenses incurred by the Company under this agreement, which commenced on May 20, 2005, during the three months ended March 31, 2007 and 2006 was, $31,875, and is included in selling, general and administrative expense on the accompanying statements of operations.

NETFABRIC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the normal course of business, the Company performed services for an entity affiliated with the Company' stockholders, in the amount of $ 0 and $50,000, respectively during the three months ended March 31, 2007 and 2006. As of March 31, 2007 approximately $235,000 was owed to the Company, including amounts owed to UCA Services prior to the acquisition and a full allowance is provided due to uncertainty of the recovery of the amount.

NOTE 8. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

	For the Three Months
	ended March 31,
	2007	2006

Contribution from officer, director and shareholder in connection with settlement of disputes		$9,492,070
Discount on revolving note relating to warrants		$513,820
Discount on convertible note relating to warrants		$918,923
Discount on convertible debt relating to beneficial conversion feature		$511,577
Non-cash interest expense paid		$47,500
Reissuance of warrants in connection with debt extinguishment		$372,353
Amortization of debt discounts	$175,795	$1,452,647

NOTE 9. SUBSEQUENT EVENTS

In April 2007, the Company sold Debentures (the "Debentures") in the face amount of $200,000 to an individual. The Debentures bear interest at 8% and is due on July 12, 2007. In connection with the sale, the Company issued warrants to acquire an aggregate of 500,000 shares of its common stock with a nominal exercise price. The warrants expire in three years from the date of issuance.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis and results of operation should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report and reports included herein by reference. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

CORPORATE HISTORY

We were formerly known as Houston Operating Company and were incorporated in Delaware on August 31, 1989. On December 9, 2004, we entered into an Acquisition Agreement with all of the stockholders of NetFabric Corp., a Delaware corporation. NetFabric Corp. was incorporated in the on December 17, 2002 and began operations in July 2003. At the closing, which occurred simultaneously with the execution of the Acquisition Agreement, we acquired all of the issued and outstanding capital stock of NetFabric Corp. from the stockholders in exchange for an aggregate of 32,137,032 newly-issued shares of our common stock. The acquisition was accounted for as a reverse merger whereby NetFabric Corp. was treated as the acquirer. On April 19, 2005, our name was changed from Houston Operating Company to NetFabric Holdings, Inc. and our stock symbol was changed from "HOOC" to "NFBH."

UCA SERVICES, INC. ACQUISITION

On May 20, 2005, we entered into and closed on a share exchange agreement, whereby we purchased all of the issued and outstanding shares of UCA Services, Inc., a New Jersey company (“UCA Services”) from its shareholders in exchange for the issuance of 24,096,154 shares of our common stock. UCA Services is an IT services and solutions company that serves the information needs of a wide range of Fortune 500 clients in the financial markets industry and the pharmaceutical, health care and hospitality sectors. UCA Services delivers a broad range of IT services in managed services, professional services, infrastructure building and maintenance, application development and maintenance areas. The acquisition was accounted for using the purchase method of accounting with UCA Service’s results of operations included in our consolidated financial statements from the date of acquisition.

DISCONTINUED OPERATIONS

Prior to acquiring NetFabric Corp., Houston Operating Company did not have any operations, and we were a shell company whose primary business objective was to merge and become public.

NetFabric Corp. was a provider of hardware and services to small to mid-sized businesses ("SMBs") that utilized the Internet for telephone communications or Voice over Internet Protocol ("VoIP"). It developed and marketed appliances or Customer Premises Equipment ("CPE") that simplified the integration of standard telephone systems with an IP infrastructure. In addition, NetFabric Corp resold transport services of a third party VoIP transport provider.

Our operations, prior to the UCA Services acquisition, consisted of developing VoIP appliances, including research and product development activities. We also hired additional personnel for sales and marketing and developed our sales and marketing programs.

With minimal revenues from VoIP operations, we concluded that we could not implement our original business plan for VoIP operations within our resources or with the additional capital we could raise in the near term. On May 5, 2006, our Board of Directors decided that the Company should exit the hardware-based VoIP communications product line (including resale of transport services) that is targeted to SMBs. In accordance with Statement of Financial Accounting Standards (‘SFAS’) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS No. 144"), the results of operations from the VoIP business segment has been reclassified as discontinued operations for all periods presented. After the discontinuation of VoIP operations, our only operations are that of UCA.

OVERVIEW OF UCA SERVICES BUSINESS

UCA Services derives revenues primarily from managed IT services, professional services, application development services and business process management services. Service arrangements with customers are generally on a time and material basis or fixed-price, fixed-timeframe revenue basis. UCA' Service’s principal operating expenses are direct employee costs, consultant expenses and selling, general and administrative expenses. The principal components of selling, general and administrative expenses are salaries of sales and support personnel, and office rent. Direct employee costs and consultant expenses are comprised primarily of the costs of consultant labor, including employees, subcontractors and independent contractors, and related employee benefits. Approximately 40% of our consultants are employees and the remainder are subcontractors and independent contractors.

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

As previously noted, the December 9, 2004 acquisition of NetFabric Corp. was accounted for as a reverse merger whereby NetFabric Corp. was treated as the acquirer. Accordingly, the historical financial statements of NetFabric Corp. have been presented for all periods required. NetFabric Corp. began operations in January 2003 and was a development stage company until the UCA Services acquisition. The UCA Services acquisition was accounted for using the purchase method of accounting with the results of the operations included in the Company's consolidated financial statements from the date of acquisition.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2007 AND 2006:

Revenues. Revenues of the three months ended March 31, 2007, increased by $171,742 or 4.2% compared to the same period of the prior year. In the three months ended March 31, 2007, we either continued with the projects undertaken during the three months ended March 31, 2006 or successfully replaced discontinued projects with new projects thereby resulting in the revenue increase in the three months ended March 31, 2007. We anticipate our revenues to increase in 2007.

Direct employee compensation and consultant expenses. Excluding non-cash share based compensation, for the three months ended March 31, 2007, our direct employee compensation and consultant expenses increased by $351,182 or 11.7% to $3,348,285. The increase was due to increased revenues and due to the nature of projects performed in 2007.. Excluding non-cash share based compensation as a percentage of revenues our direct employee compensation and consultant expenses were 78.4%, compared to 73.1% in 2006. The increase in employee compensation and consultant expenses as a percentage of revenues was due to the nature of projects performed in 2007.

Selling, general and administrative expenses.
Excluding non-cash share based compensation, our selling, general and administrative expenses decreased for the three months ended March 31, 2007 by $26,274, or 1.9%, to $1,389,627. During the three months ended March 31, 2007, we incurred approximately $162,000 in expenses ($240,000 including the fair value of shares of common stock issued) for an acquisition of an entity and the related financing. We terminated the acquisition related negotiation in April and the entire amount incurred was charged to operations during the three months ended March 31, 2007. Excluding non-cash share based compensation acquisition related expenses, our selling, general and administrative expenses decreased for the three months ended March 31, 2007 $188,000 compared to the same period of prior year due expense reductions implemented in the latter half of 2006.

Depreciation and amortization.
For three months ended March 31, 2007, depreciation and amortization increased by $19,066, or 27.2%, to $89,234. The increases were due to additional assets added during the later half of 2006 and in 2007.

Amortization of debt discount.
Amortization of debt discount for the three months ended March 31, 2007 increased by $1,276,852, or 87.9%, to $175,795. Since significant amount amortization of debt discount resulting from the allocation of value to certain equity instruments issued in connection with debt were amortized in 2006 and due to repayment of certain underlying debt, amortization of debt discount decreased in 2007. At March 31, 2007, the aggregate unamortized debt discount was $1,368,711, which will be amortized and charged to operations over the term of the respective debt.

Interest expense.
For the three months March 31, 2007, interest expense increased by $1,650, or 2.1%, to $78,882, since borrowing levels and interest rates did not change materially.

Non-cash charge for dispute settlement.
In January 2006, we entered into a termination agreement with a consultant. In connection with the termination, an officer, director and stockholder of the Company transferred 1,000,000 shares of our common stock owned by him to the consultant. We accounted for the settlement as an expense in our consolidated financial statements as a non-cash charge for dispute settlements, based on the value of the option of $0.94 per share on the date of settlement, with a corresponding credit to contributed (paid-in) capital from the officer, director and stockholder during the year ended December 31, 2006. In February 2006, we entered into an amendment agreement with the former UCA Services shareholders. Pursuant to the amendment agreement, an officer, director and stockholder of the Company transferred 9,000,000 shares of our common stock owned by him to the former UCA Services shareholders. Since the settlement was not a contingency associated with the acquisition of UCA Services, we accounted for the shares transferred by the individual as an expense, based on the value of the shares on the settlement date, February 13, 2006.

Derivative Financial Instruments. In July 2005, we entered into an agreement pursuant to which we sold Cornell Capital Partners ("Cornell") secured convertible debentures (the "Cornell Debentures") in the aggregate principal amount of $1,000,000. In October 2005, we entered into a securities purchase agreement with Cornell whereby both parties agreed to amend and consolidate all of the convertible debentures issued to Cornell into one new secured convertible debenture in the principal amount of $1,658,160 ("October Convertible Debenture"). As a result of the change in the conversion terms of the October Convertible Debentures, on October 27, 2005, we determined that the embedded conversion feature of the October Cornell Debentures became subject to the provisions of SFAS No. 133. Therefore, we accounted for the embedded conversion feature as a liability in accordance with the guidance of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). Accordingly, we recorded the fair value of the embedded conversion feature of $784,784 as a non-current liability on the balance sheet as of October 27, 2005 and a portion of the amounts previously recorded to additional paid-in capital as part of the Original Cornell Debentures were reclassified from equity to liabilities. For the three months ended March 31, 2006, we recorded a gain in value for derivative financial instruments of $336,352 related to the change in fair value of the embedded conversion feature, which is recorded in the accompanying unaudited condensed consolidated statement of operations. For the year ended December 31, 2005, we recorded a charge in value for derivative financial instruments of $2,131,109 related to the change in fair value of the embedded conversion feature. In February 2006, we paid the October Convertible Debenture (the "Cornell Repayment") and accordingly, the value of the embedded conversion future was reclassified to additional paid-in capital.

Debt extinguishment costs.
As part of the Cornell Repayment, we paid an early redemption charge of 15% of the principal amount redeemed or $248,724, which charge is included on the accompanying condensed consolidated statement for operations for the three months ended March 31, 2007. In connection with the Cornell Repayment, we also agreed to reduce the exercise price of the 560,000 warrants from $0.50 to $0.40. The change in exercise price of the warrants was treated as a new issuance of warrants and was valued using the Black Scholes option-pricing model. The reduction in exercise price resulted in a fair value of $372,353 for the warrants, which was charged to operations for the three months ended March 31, 2007.

Discontinued Operations.
On May 5, 2006, our Board of Directors decided to exit from the hardware-based VoIP communications product line (including resale of transport services) that is targeted to SMBs. In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS No. 144"), the results of operations from the VoIP business segment has been reclassified as discontinued operations for all periods presented. For the three months ended March 31, 2007 and 2006, loss from discontinued operations was $0 and $240,142, respectively. Revenues from VoIP operations have been nominal in all periods presented and operating expenses are the losses reported.

Net loss.
As a result of the foregoing, for the three months ended March 31, 2007, net loss decreased by $11,032,684, or 91.7%, to a loss of $993,634, compared to a net loss of $12,026,318 in the three months ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2007, our working capital deficiency was $4,411,207, compared to a working capital deficiency of $3,767,282 on December 31, 2006. The increase in the working capital deficiency was principally due to operating losses. During the three months ended March 31, 2007, our operating activities from continuing operations provided approximately $562,000 of cash, compared to approximately $141,000 provided during the three months ended March 31, 2006.

During the three months ended March 31, 2007, our operating losses, after adjusting for non-cash items, utilized approximately $547,000 of cash, and working capital items provided approximately $1,109,000 of cash. The principal component of these working capital changes was an increase in our deferred revenues. During the three months ended March 31, 2006, our operating losses, after adjusting for non-cash items, utilized approximately $618,000 of cash, and working capital items provided approximately $759,000 of cash.

In February 2006, we repaid $70,000 owed to Fred Nazem, a stockholder of the Company, and $200,000 owed to Fahad Syed, an officer and director of the Company. Additionally, we repaid $100,000 plus accrued interest to Faisal Syed, a stockholder of the Company, in full satisfaction of a promissory note issued to him by UCA Services, prior to our acquisition of UCA Services. The promissory note bore interest at the rate of 6% and was due, together with accrued but unpaid interest in June 2005.

In February 2006, we along with our subsidiaries, entered into a Security Agreement, dated February 10, 2006 ( the "Security Agreement") with Laurus Master Fund, Ltd., a Cayman Islands company ("Laurus"). Under the Security Agreement, Laurus purchased a Secured Convertible Note (the "Laurus Convertible Note"), from the Company with a maturity date of February 10, 2009, in the aggregate principal amount of $1,500,000, and a Secured Non-Convertible Revolving Note (the "Laurus Revolving Note") in the aggregate principal amount of $1,500,000. The Laurus Convertible Note and Laurus Revolving Note are collectively referred to as the "Laurus Notes". Availability under the Laurus Notes is based on an advance rate equal to 90% of eligible accounts receivable, and Laurus has agreed to provide us an over advance for a specified period. The Laurus Convertible Note has a three-year term, and bears interest at 1% above the prime rate, with a minimum interest rate of 8%. Laurus has the option, but not the obligation, at any time until the maturity date, to convert all or any portion of the Laurus Convertible Note and accrued interest thereon into shares of our common stock at an exercise price of $0.91 per share. If converted in full, we would be obligated to issue an aggregate of 1,648,352 shares of our common stock to Laurus. We have the option to prepay the Laurus Convertible Note by paying Laurus the applicable redemption premium. The Laurus Revolving Note has a three-year term, and bears interest at 1% above the prime rate, with a minimum interest rate of 8%.

In connection with the borrowing, we issued a common stock purchase option (the "Option") to Laurus to purchase up to 4,256,550 shares of our common stock for nominal consideration. Additionally, we entered into a registration rights agreement with Laurus (the "Registration Rights Agreement"), covering the registration of common stock underlying the Laurus Convertible Note and the Option. Our obligations under the Laurus Notes are secured by first liens on all of our assets, and Laurus may accelerate all obligations under the Laurus Notes upon an event of default.

Our initial borrowing was approximately $2,300,000 and we utilized approximately $1,900,000 of the initial borrowing to repay all amounts owed to Cornell pursuant to the October Convertible Debenture, including a redemption premium. At March 31, 2007, our availability and borrowing with Laurus was approximately $2,950,601 (face amount).

At various dates between April and December of 2006, we sold seven convertible debentures in aggregate face amount of $700,000. In January and February of 2007, we Company repaid five of the seven 2006 Convertible Debentures in the aggregate face amount of $500,000. In December 2006, the Company and the officer and director and the stockholder agreed to extend the term of two of 2006 Convertible Debentures in the face amount of $200,000 to April 30, 2007. The Company is in the process of negotiating further extension of the maturity date.

In order to execute our business plan and achieve our objectives for the near future, management believes it will require approximately $2,000,000 over the next 12 months for working capital. A significant amount of this will be used to satisfy our obligations, both from borrowing and vendor accounts payable, as they become due. Our ability to continue as a going concern and our future success are dependent upon our ability to raise capital in the near term to satisfy our current obligations. Management's plans in this regard include, but are not limited to current discussions and negotiations with a number of additional financing alternatives, one or more of which management believes will be able to successfully close to provide the necessary working capital. There is no assurance that we will be successful in completing the financing. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To fund our operations for fiscal year 2007, we need to raise additional financing and generate cash flows from our operations. Should additional cash flows not be available, we believe that we will have the ability to restructure our operations, and if necessary, initiate significant expense reductions. In addition, we will have to negotiate with our lenders to extend the repayment dates f our indebtedness. There can be no assurance, however, that we will be able to successfully restructure our operations or debt obligations in the event we fail to obtain additional financing.

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
We believe the following critical accounting policies affect the judgment and estimates used in preparation of our condensed consolidated financial statements:

Income Taxes and Uncertain Income Tax Positions

We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that the tax change occurs.

Effective January 1, 2007, we adopted FIN No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN No. 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2007:

The Company issued 340,000 shares of common stock to Stoneggate Securities, Inc. pursuant a placement agent agreement.

The Company issued 300,000 shares of common stock to an unaffiliated individual pursuant to a consulting agreement.

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

Date: May 14, 2007	By:	/s/ Fahad Syed
Fahad Syed
Chairman and Chief Executive Officer

By:	/s/ Vasan Thatham
Vasan Thatham
Principal Financial Officer and Vice President