Form 10QSB
period 2007-06-30
NETFABRIC HOLDINGS, INC
filed 2007-08-17
CIK 1083220

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2007

COMMISSION FILE NUMBER: 0-21419

NETFABRIC HOLDINGS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	76-0307819
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S Employer Identification No.)

(Address of Principal Executive Offices)
299 Cherry Hill Road,
Parsippany, New Jersey 07054

(973)-537-0077
(Issuer's Telephone Number, Including Area Code)

Three Stewart Court
Denville, New Jersey, 07834
(Former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 8, 2007, 96,079,950 shares of common stock, $.001 par value per share, of the issuer were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

NETFABRIC HOLDINGS, INC.

NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2007	DECEMBER 31, 2006
	(UNAUDITED)	(NOTE 2)
ASSETS
CURRENT ASSETS:
Cash	$14,166	$13,437
Trade accounts receivable, net	2,159,010	2,149,680
Prepaid expenses and other current assets	19,145	5,110
Total current assets	2,192,321	2,168,227

Property and equipment, net	229,579	197,215

Goodwill	10,585,000	13,982,451

Other intangibles, net	769,695	879,702

Other assets	50,421	55,028

TOTAL ASSETS	$13,827,016	$17,282,623

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Convertible debentures, net of unamortized discounts	$200,000	$685,168
Notes payable to officer, net of unamortized discounts	150,000	150,000
Debentures, net of amortized discounts	195,653
Accounts payable and accrued liabilities	3,972,165	3,747,809
Accrued compensation	320,050	338,283
Deferred revenues and customer advances	785,223	-
Revolving note, net of unamortized discount	1,093,802	1,014,249
Total current liabilities	6,716,893	5,935,509

Convertible note, net of unamortized discount	691,148	443,430

Total liabilities	7,408,041	6,378,939

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY :
Common Stock, $.001 par value, authorized shares 200,000,000, 75,663,883 and 75,023,883 shares issued and outstanding, respectively	75,664	75,024
Additional paid-in capital	36,508,989	36,201,479
Subscription received	400,000
Accumulated deficit	(30,565,678)	(25,372,819)

Total stockholders' equity	6,418,975	10,903,684

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,827,016	$17,282,623

The accompanying notes should be read in conjunction with the condensed consolidated financial statements.

NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	THREE MONTHS	THREE MONTHS	SIX MONTHS	SIX MONTHS
	ENDED	ENDED	ENDED	ENDED
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Revenues	$4,109,276	$4,299,958	$8,379,464	$8,398,404

OPERATING EXPENSES:
Direct employee compensation and
consultant expenses (includes share based compensation
of $11,396, $0, $22,792 and $0)	3,123,798	3,198,055	6,483,479	6,195,158
Selling, general and administrative expenses (includes
share based compensation of $83,236 and $147,242, $253,839 and $242,018 )	1,348,686	1,565,021	2,908,916	3,075,698
Non-cash charge for dispute settlements				9,492,070
Non-cash goodwill impairment	3,397,451		3,397,451
Depreciation and amortization	108,529	72,259	197,763	142,427
Total operating expenses	7,978,464	4,835,335	12,987,609	18,905,353
Loss from operations	(3,869,188)	(535,377)	(4,608,145)	(10,506,949)

OTHER INCOME / (EXPENSE):
Amortization of debt discounts and debt
issuance costs	(193,678)	(783,781)	(369,473)	(2,236,428)
Interest and bank charges	(82,961)	(90,676)	(161,843)	(167,908)
Gain/(charge) on derivative financial instruments				336,352
Debt extinguishment costs		(1,125,000)		(1,746,077)
Total other income / (expense)	(276,639)	(1,999,457)	(531,316)	(3,814,061)
Loss before provision for income taxes	(4,145,827)	(2,534,834)	(5,139,461)	(14,321,010)

Provision for income taxes	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(4,145,827)	(2,534,834)	(5,139,461)	(14,321,010)

DISCONTINUED OPERATIONS:
Loss from operations of discontinued operations	(53,398)	(234,269)	(53,398)	(474,411)

NET LOSS	$(4,199,225)	$(2,769,103)	$(5,192,859)	$(14,795,421)

Net loss from continuing operations
per common share, basic and diluted	$(0.06)	$(0.04)	(0.07)	$(0.23)

Net loss from discontinued operations
per common share, basic and diluted	-	-	-	-

Net loss per common share, basic and
diluted	$(0.06)	$(0.04)	(0.07)	$(0.23)

Weighted average number of shares
outstanding, basic and diluted	75,663,883	64,066,520	75,484,435	63,283,310

The accompanying notes should be read in conjunction with the condensed consolidated financial statements.

NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	SIX MONTHS	SIX MONTHS
	ENDED	ENDED
	June 30, 2007	June 30, 2006
OPERATING ACTIVITIES
Net loss	(5,192,859)	(14,795,421)
Loss from discontinued operations	53,398	474,411
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash charge for interest expense		22,500
Non-cash charge for settlement of disputes		9,492,070
Non-cash charge for reissuance of warrants in connection with
debt extinguishment		372,353
Common stock, options and warrants issued for services	77,600	60,337
Non-cash charge for employee share based compensation	199,031	181,681
Non-cash charge on debt extinguishment		1,125,000
Non-cash gain on derivative financial instrument		(336,352)
Amortization of debt discounts	369,473	2,236,428
Non-cash goodwill impairment	3,397,451
Depreciation and amortization	197,763	142,427
Changes in operating assets and liabilities:

Trade accounts receivable	(9,330)	114,155
Prepaid expenses and other current assets	(14,035)	(102,224)
Other assets	4,593
Accounts payable and accrued liabilities	224,358	1,265
Accrued compensation	(18,233)	18,328
Deferred revenues and advances	785,223	1,206,081
Net cash provided by continuing operations	74,433	213,039
Net cash used in discontinued operations	(53,398)	(454,344)
Net cash provided by (used in) operating activities	21,035	(241,305)

INVESTING ACTIVITIES
Purchases of property and equipment	(85,108)	(67,015)
Net cash used in investing activities	(85,108)	(67,015)

FINANCING ACTIVITIES
Subscription received	400,000
Proceeds from sale of debentures	200,000
Short term borrowings	100,000
Repayment of short term borrowings	(100,000)
Repayment of loans from officer and director	0	(170,000)
Repayment of note to officer		(200,000)
Proceeds (repayment) of convertible debentures	(500,000)	650,000
Repayment of bridge loans		(500,000)
Proceeds from issuance (repayment) of revolving note, net	(198)	958,500
Proceeds from issuance of convertible note, net		1,430,500
Debt issuance costs	(35,000)	(20,697)
Repayment of convertible debenture		(1,658,160)
Net cash (used in ) provided by financing activities	64,802	490,143

Net increase in cash	729	181,823
Cash at beginning of period	13,437	9,540

Cash at end of period	$14,166	$191,363

Supplemental cash flow information:
Cash paid for interest expense	$175,000	$70,727

Cash paid for income taxes	$-	$-

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

On May 20, 2005, Holdings entered into and closed on a share exchange agreement ("Exchange Agreement"), whereby Holdings acquired all of the issued and outstanding shares of UCA Services, Inc., a New Jersey company("UCA Services") , from its shareholders in exchange for the issuance of 24,096,154 shares of common stock of Holdings (see Note 8). Holdings emerged from the development stage upon the acquisition of UCA Services. In May 2007, UCA Services changed its legal name to NetFabric Technologies, Inc.

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

Management's plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred accumulated losses totaling $30,565,678 and has a working capital deficit of $4,524,572 at June 30, 2007. These factors, among others, indicate that the Company may be unable to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

BASIS OF PRESENTATION / INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), except for the condensed consolidated balance sheet as of December 31, 2006, which was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to such rules and regulations. However the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the three months ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for any other interim period or any future year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2006 consolidated financial statements, including the notes thereto, which are included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 filed on April 16, 2007.

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

The Company's services have been provided primarily to a limited number of clients located in a variety of industries. The Company had revenues from 3 clients representing 56% (36%, 11% and 9%, respectively) of revenues during the three months ended June 30, 2007. The Company had revenues from 3 clients representing 53% (36%, 9% and 8%, respectively) of revenues during the six months ended June 30, 2007.

The Company generally does not require its clients to provide collateral. Additionally, the Company is subject to a concentration of credit risk with respect to its accounts receivable. The Company had two clients accounting for 47% (33% and 14%, respectively) of total gross accounts receivable as of June 30, 2007.

Income Taxes

Effective January 1, 2007, the Company adopted FIN No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

As a result of the implementation of FIN 48, the Company performed a review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. Based on its review, the Company concluded that there are no significant unrecognized tax positions requiring recognition in the Company’s financial statements. The Company does not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

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

The Company’s policy is to recognize interest and penalties accrued as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any penalties or tax-related interest, and there was no tax- related interest or penalties recognized during the three month and six months ended June 30, 2007.

Earnings (Loss) Per Share

The Company calculates earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." (“SFAS No. 128”). SFAS No. 128 computes basic earnings (loss) per share by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period plus the effects of any dilutive securities.

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

Diluted loss per share for the three and six months ended June 30, 2007 and 2006 exclude potentially issuable common shares of approximately 18,856,124 and 17,118,624, respectively, primarily related to the Company's outstanding stock options, warrants and convertible debt, because the assumed issuance of such potential common shares is antidilutive.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," (“SFAS No. 157”), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact SFAS No. 157 will have on our consolidated financial statements.

NETFABRIC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In September 2006, the SEC issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," (“SAB No. 108”), which provides interpretive guidance regarding the consideration given to prior year misstatements when determining materiality in current year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006 and had no impact on our consolidated financial statements.

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. (“FAS 159”) is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in FAS 159. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

FAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. Management is currently evaluating the effect of this pronouncement on financial statements.

NOTE 3. DISCONTINUED OPERATIONS

On May 5, 2006, the Company announced its decision to exit from the hardware-based VoIP communications product line (including resale of transport services) that is targeted at SMB's. In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS No. 144"), the Company recorded loss from discontinued operations of $53,398 for the three and six months ended June 30, 2007. The Company has reclassified prior period results to conform with the current period presentation. Accordingly, $ 234,269 and $474,411 for the three and six months ended June 30, 2006, has been classified as loss from discontinued operations. Revenues from VoIP operations have been nominal in all periods presented and operating expenses are the losses reported.

NOTE 4. IMPAIRMENT OF GOODWILL

Goodwill represents the Company’s allocation of the cost to acquire UCA Services in excess of the fair value of net assets acquired. The purchase price and its allocation, to reflect the fair values of identifiable assets acquired and liabilities assumed, have been based on management’s evaluation and an independent valuation.

Pursuant to SFAS No. 142 “Goodwill and Other Intangibles Assets” (“SFAS No. 142”), the Company performed its annual testing of goodwill impairment in the second quarter of 2007. As a part of goodwill impairment testing, management reviewed various factors, such as the market price of the Company’s common stock, discounted cash flows from projected earnings and values of comparable companies to determine whether impairment exists. Based on this evaluation it was determined that the goodwill was impaired. The impairment was due to a continued decline in the Company’s market capitalization during the past year and due to lower future cash flows expected to be generated by the business due to working capital constraints. The implied value of the goodwill was $10,585,000 compared to a carrying value of $13,982,451, indicating an impairment of $3,397,451. The impairment loss was charged to operations during the three months ended June 30, 2007.

NETFABRIC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. DEBT FINANCINGS
  Debt Financings consist of the following as June 30, 2007 and December 31, 2006:

	2007
		Unamortized
		debt
	Principal	Discount	Net
2006 Convertible Debentures, due in July 2007	$200,000		$200,000
Convertible Debenture payable to stockholder due in August 2007	150,000		150,000
Debenture, due in August 2007	200,000	(4,347)	195,653
Laurus Revolving Note Due in February 2009	1,487,153	(393,351)	1,093,802
Laurus Convertible Note Due in February 2009	1,500,000	(808,852)	691,148

	$3,537,153	($1,206,550)	$2,330,603

	2006
		Unamortized
		debt
	Principal	Discount	Net
2006 Convertible Debentures, due at various dates
between December 2006 and April 2007	$700,000	($14,832)	$685,168
Convertible Debenture payable to stockholder due in April 2007	150,000		150,000
Laurus Revolving Note Due in February 2009	1,487,353	(473,104)	1,014,249
Laurus Convertible Note Due in February 2009	1,500,000	(1,056,570)	443,430

	$3,837,353	($1,544,506)	$2,292,847

 In January and February of 2007, the Company repaid five of the seven 2006 Convertible Debentures in the aggregate face amount of $500,000. In December 2006, the Company and the holders of the Convertible Debentures agreed to extend the term of two of 2006 Convertible Debentures in the face amount of $200,000 to April 30, 2007. In April 2007, the Company and the holders of the Convertible Debentures agreed to extend the term of two of 2006 Convertible Debentures in the face amount of $200,000 to August 31, 2007. In August, the Company and the stockholder agreed to convert two notes with an aggregate face amount of $200,000 into shares of the Company’s common stock. See Note 10.

In April 2007, the Company sold Debentures (the "Debentures") in the face amount of $200,000 to an individual. The Debentures bear interest at 8% and is due on July 12, 2007. In connection with the sale, the Company issued warrants to acquire an aggregate of 500,000 shares of its common stock with a nominal exercise price. The warrants expire in three years from the date of issuance. The Company allocated the $200,000 of proceeds received based on the computed relative fair value of debt and warrants. The warrants were valued using a Black-Scholes option-pricing model, which resulted in a fair value of $46,026 and a relative fair value of $31,519. The relative fair value of the warrants of $31,519 was recorded to additional paid in capital and the resulting debt discount was amortized over the term of the Debentures. The Company paid financing costs of $20,000 to third parties and this amount was included as debt issuance costs in other assets and amortized over the term of the Debentures.

During the three months ended June 30, 2007, the Company borrowed $100,000 from an individual and repaid the amount. The Company paid financing costs of $15,000 to third parties and this amount was amortized during the term of the borrowing.

NOTE 6. STOCKHOLDERS' EQUITY
COMMON STOCK
During the six months ended June 30, 2007, the Company entered into a placement agency agreement with an unaffiliated entity and consulting agreement with an unaffiliated individual. Pursuant to the agreements, the Company issued an aggregate of 640,000 shares of its common stock. The fair value of the shares $77,600 was charged to operations as consulting expense during the six months ended June 30, 2007.

NETFABRIC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

Outstanding warrant securities consist of the following at June 30, 2007:

	Warrants	Exercise Price	Expiration

Laurus	4,256,550	$0.001	See note (1)
Macrocom	1,000,000	$1.50	July 2008
Cornell Warrants	560,000	$0.40	October 2008
2006Convertible Debenture Financing	1,850,000	$0.01	April to November 2009
Others including officer,
director and stockholder	1,966,137	$0.15 to $0.82	December 2008 to June 2011

	9,632,687

(1) No expiration. See Note 10.

NOTE 7 STOCK-BASED COMPENSATION

Share-based compensation expense recognized under SFAS 123(R) for the three months and six months ended June 30, 2007 was $94,632 and $199,031, respectively. Share-based compensation expense recognized under SFAS 123(R) for the three months and six months ended June 30, 2006 was $92,062 and $181,681, respectively. Share-based compensation expense recognized in the Company's condensed consolidated statements of operations includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123.

NOTE 8 RELATED PARTY TRANSACTIONS

As of June 30, 2007, the Company had Convertible Debentures payable to a stockholder and an officer and director in the aggregate face amount of $350,000.

The Company subleased certain office space and incurred occupancy related costs under an agreement with UCA Global, Inc. ("Global"), an entity affiliated with a shareholder of the Company, whereby the Company paid rent and other occupancy costs based on the proportion of square footage occupied by the Company in Global's office facility. Rent and occupancy expenses incurred by the Company under this agreement, which commenced on May 20, 2005, during the six months ended June 30, 2007 and 2006 was, $63,750, and is included in selling, general and administrative expense on the accompanying statements of operations. The Company terminated the sublease arrangement effective June 2007 and has moved into a new office location.

NETFABRIC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the normal course of business, the Company performed services for an entity affiliated with the Company' stockholders, in the amount of $ 0 and $63,000 , respectively during the six months ended June 30, 2007 and 2006. As of June 30, 2007 approximately $235,000 was owed to the Company, including amounts owed to UCA Services prior to the acquisition and a full allowance is provided due to uncertainty of the recovery of the amount.

NOTE 9. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

	For the Six Months
	ended June 30,
	2007	2006

Discount on revolving note relating to warrants		$513,820
Discount on convertible note relating to warrants		$918,923
Discount on convertible debt relating to beneficial conversion feature		$511,577
Issuance of common shares in connection with settlement of payables		35,000
Discount on April 2006 Convertible debentures related to common stock		$233,131
Discount on April 2006 Convertible Debentures related to beneficial conversion feature		$322,755
Discount on April 2006 Convertible Debentures related to warrants		$189,846
Discount on April 2007 Debenture related to warrants	$31,519
Amortization of debt discounts	$369,473	$2,236,428
Settlement on bridge loan with common stock		$500,000
Conversion on Convertible debenture issued to stockholder with common stock		$50,000

NOTE 10. SUBSEQUENT EVENTS

In July 2007, the Company sold an aggregate of 11,250,000 shares of the Company’s common stock, par value $0.01 (the “Common Stock”) to four investors, for an aggregate purchase price of $450,000, including $100,000 from Fred Nazem, a stockholder of the Company.

The Company’s agreement with Laurus Master Fund, Ltd. (“Laurus”) had an over advance feature for $1,000,000 that expired on July 31, 2007. The Company and Laurus are in negotiations to extend the term of the feature and no definitive agreement has been concluded.

In July and August 2007, Laurus exercised of 3,675,362 of their warrants on a cashless basis and were issued 3,694,017 shares of the Company’s common stock.

In August 2007, the Company entered into an Agreement to Convert (‘Agreement”) with Fred Nazem, a stockholder. Pursuant to this Agreement, the stockholder agreed to convert $218,882 due to him in outstanding convertible debentures and accrued interest ($18,882) into 5,472,050 shares of common stock, including 4,883,230 shares as inducement for conversion. The fair value of inducement to convert approximates $537,000 and will be charged to operations in the three months ended September 30, 2007.

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

OVERVIEW OF UCA SERVICES BUSINESS

UCA Services derives revenues primarily from managed IT services, professional services, application development services and business process management services. Service arrangements with customers are generally on a time and material basis or fixed-price, fixed-timeframe revenue basis. UCA Services principal operating expenses are direct employee costs, consultant expenses and selling, general and administrative expenses. The principal components of selling, general and administrative expenses are salaries of sales and support personnel, and office rent. Direct employee costs and consultant expenses are comprised primarily of the costs of consultant labor, including employees, subcontractors and independent contractors, and related employee benefits. Approximately 50% of our consultants are employees and the remainder are subcontractors and independent contractors.

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

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006:

Revenues. Revenues of the three months ended June 30, 2007, decreased by $190,682 or 4.42% compared to the same period of the prior year. For the six months ended June 30, 2007, our revenues decreased by $18,940 or 0.2% compared to the same period of the prior year. In the six months ended June 30, 2007, we either continued with the projects undertaken during the six months ended June 30, 2006 or successfully replaced discontinued projects with new projects thereby substantially maintaining the revenue increase in the six months ended June 30, 2007. We anticipate our revenues to stay flat in 2007.

Direct employee compensation and consultant expenses. Excluding non-cash share based compensation, for the three months ended June 30, 2007, our direct employee compensation and consultant expenses decreased by $85,653 or 2.7% to $3,112,402. Excluding non-cash share based compensation, for the six months ended June 30, 2007, our direct employee compensation and consultant expenses increased by $265,529 or 4.3% to $6,460,687. Excluding non-cash share based compensation as a percentage of revenues our direct employee compensation and consultant expenses for the three and six months ended June 30, 2007 were 75.7%, and 77.1%, respectively, compared to 74.4% and 73.8%, respectively, in 2006. The increase in employee compensation and consultant expenses as a percentage of revenues was due to the nature of projects performed in 2007.

Selling, general and administrative expenses.
Excluding non-cash share based compensation, our selling, general and administrative expenses decreased for the three months ended June 30, 2007 by $152,329, or 10.7%, to $1,265,450 compared to 2006. For the six months ended June 30, 2007, our selling and administrative expenses decreased by $178,603 or 6.3% compared to the same period of the prior year. During the six months ended June 30, 2007, we incurred approximately $162,000 in expenses ($240,000 including the fair value of shares of common stock issued) for an acquisition of an entity and the related financing. We terminated the acquisition related negotiation in April and the entire amount incurred was charged to operations during the three months ended March 31, 2007. The decreases in our selling, general and administrative expenses for the three months and six months ended June 30, 2007 compared to the same period of prior year were due expense reductions implemented in the latter half of 2006.

Depreciation and amortization.
For three months ended June 30, 2007, depreciation and amortization increased by $36,270 or 50.2%, to $108,529. For the six months ended June 30, 2007, depreciation and amortization increased by $55,336 or 38.9% to $197,763. The increases were due to additional assets added during the later half of 2006 and in 2007.

Amortization of debt discount.
Amortization of debt discount for the three months ended June 30, 2007 decreased by $590,103, or 75.3%, to $193,678. Amortization of debt discount for the six months ended June 30, 2007 decreased by $1,866,955 or 83.5%. Since significant amount amortization of debt discount resulting from the allocation of value to certain equity instruments issued in connection with debt were amortized in 2006 and due to repayment of certain underlying debt, amortization of debt discount decreased in 2007. At June 30, 2007, the aggregate unamortized debt discount was $1,206,550, which will be amortized and charged to operations over the term of the respective debt.

Interest expense.
For the three and six months ended June 30, 2007, interest expense decreased by $7,715 and $6, 065, respectively. Since borrowing levels and interest rates did not change materially there were no material variations in our interest expense.

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

Non-cash goodwill impairment. Pursuant to SFAS No. 142 “Goodwill and Other Intangibles Assets” (“SFAS No. 142”), we performed our annual testing of goodwill impairment in the second quarter of 2007. As a part of goodwill impairment testing, management reviewed various factors, such as market price of our common stock, discounted cash flows from projected earnings and values of comparable companies to determine whether impairment exists. Based on this evaluation it was determined that the goodwill was impaired. The impairment was due to a continued decline our market capitalization during the past year and due to lower future cash flows expected to be generated by us due to working capital constraints. The implied value of the goodwill was $10,585,000 compared to a carrying value of $13,982,451, indicating an impairment of $3,397,451. The impairment loss was charged to operations during the three months ended June 30, 2007

Derivative Financial Instruments.  In July 2005, we entered into an agreement pursuant to which we sold Cornell Capital Partners ("Cornell") secured convertible debentures (the "Cornell Debentures") in the aggregate principal amount of $1,000,000. In October 2005, we entered into a securities purchase agreement with Cornell whereby both parties agreed to amend and consolidate all of the convertible debentures issued to Cornell into one new secured convertible debenture in the principal amount of $1,658,160 ("October Convertible Debenture"). As a result of the change in the conversion terms of the October Convertible Debentures, on October 27, 2005, we determined that the embedded conversion feature of the October Cornell Debentures became subject to the provisions of SFAS No. 133. Therefore, we accounted for the embedded conversion feature as a liability in accordance with the guidance of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). Accordingly, we recorded the fair value of the embedded conversion feature of $784,784 as a non-current liability on the balance sheet as of October 27, 2005 and a portion of the amounts previously recorded to additional paid-in capital as part of the Original Cornell Debentures were reclassified from equity to liabilities. For the six months ended June 30, 2006, we recorded a gain in value for derivative financial instruments of $336,352 related to the change in fair value of the embedded conversion feature, which is recorded in the accompanying unaudited condensed consolidated statement of operations. For the year ended December 31, 2005, we recorded a charge in value for derivative financial instruments of $2,131,109 related to the change in fair value of the embedded conversion feature. In February 2006, we paid the October Convertible Debenture (the "Cornell Repayment") and accordingly, the value of the embedded conversion future was reclassified to additional paid-in capital.

Debt extinguishment costs.
As part of the Cornell Repayment, we paid an early redemption charge of 15% of the principal amount redeemed or $248,724, which charge is included on the accompanying condensed consolidated statement for operations for the six months ended June 30, 2006. In connection with the Cornell Repayment, we also agreed to reduce the exercise price of the 560,000 warrants from $0.50 to $0.40. The change in exercise price of the warrants was treated as a new issuance of warrants and was valued using the Black Scholes option-pricing model. The reduction in exercise price resulted in a fair value of $372,353 for the warrants, which was charged to operations for the six months ended June 30, 2006.

In May of 2006, we entered into an agreement with Macrocom Investors LLC (“Macrocom”), whereby Macrocom converted a note issued by us in the principal amount of $500,000 into one million shares of our common stock. We issued Macrocom one million and five hundred thousand shares as additional consideration and the fair of value of the additional consideration of $1,1250,000 was charged to operations during the three months ended June 30, 2006.

Discontinued Operations.
On May 5, 2006, our Board of Directors decided to exit from the hardware-based VoIP communications product line (including resale of transport services) that is targeted to SMBs. In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS No. 144"), the results of operations from the VoIP business segment has been reclassified as discontinued operations for all periods presented. For the three months and six months ended June 30, 2007, losses from discontinued operations were $53,398 and $53,398, respectively. For the three and six months ended June 30, 2006, losses from discontinued operations were $234,269 and $474,411, respectively. Revenues from VoIP operations have been nominal in all periods presented and operating expenses are the losses reported.

Net loss.
As a result of the foregoing, for the three months ended June 30, 2007, net loss increased by $1,430,122, or 51.6%, to a loss of $4,199,225, compared to a net loss of $2,769,103 in the three months ended June 30, 2006. For the six months ended June 30, 2007, net loss decreased by $9,602,562 or 64.9% to a loss of $5,192,859 compared to a net loss of $14,795,421 in the six months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2007, our working capital deficiency was $4,524,572, compared to a working capital deficiency of $3,767,282 on December 31, 2006. The increase in the working capital deficiency was principally due to operating losses. During the six months ended June 30, 2007, our operating activities from continuing operations provided approximately $74,000 of cash, compared to approximately $213,000 provided during the six months ended June 30, 2006.

During the six months ended June 30, 2007, our operating losses, after adjusting for non-cash items, utilized approximately $898,000 of cash, and working capital items provided approximately $972,000 of cash. The principal component of these working capital changes was an increase in our deferred revenues and accounts payable. During the six months ended June 30, 2006, our operating losses, after adjusting for non-cash items, utilized approximately $1,025,000 of cash, and working capital items provided approximately $1,238,000 of cash.

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

In February 2006, we along with our subsidiaries, entered into a Security Agreement, dated February 10, 2006 ( the "Security Agreement") with Laurus Master Fund, Ltd., a Cayman Islands company ("Laurus"). Under the Security Agreement, Laurus purchased a Secured Convertible Note (the "Laurus Convertible Note"), from the Company with a maturity date of February 10, 2009, in the aggregate principal amount of $1,500,000, and a Secured Non-Convertible Revolving Note (the "Laurus Revolving Note") in the aggregate principal amount of $1,500,000. The Laurus Convertible Note and Laurus Revolving Note are collectively referred to as the "Laurus Notes". Availability under the Laurus Notes is based on an advance rate equal to 90% of eligible accounts receivable, and Laurus has agreed to provide us an over advance for a specified period. The over advance feature expired on July 30, 2007 and we are in discussions with Laurus for the extension of the over advance feature. The Laurus Convertible Note has a three-year term, and bears interest at 1% above the prime rate, with a minimum interest rate of 8%. Laurus has the option, but not the obligation, at any time until the maturity date, to convert all or any portion of the Laurus Convertible Note and accrued interest thereon into shares of our common stock at an exercise price of $0.91 per share. If converted in full, we would be obligated to issue an aggregate of 1,648,352 shares of our common stock to Laurus. We have the option to prepay the Laurus Convertible Note by paying Laurus the applicable redemption premium. The Laurus Revolving Note has a three-year term, and bears interest at 1% above the prime rate, with a minimum interest rate of 8%.

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

Our initial borrowing was approximately $2,300,000 and we utilized approximately $1,900,000 of the initial borrowing to repay all amounts owed to Cornell pursuant to the October Convertible Debenture, including a redemption premium. At June 30, 2007, our availability and borrowing with Laurus was approximately $2,987,153 (face amount).

At various dates between April and December of 2006, we sold seven Convertible Debentures in the aggregate face amount of $700,000. In January and February of 2007, we repaid five of the seven 2006 Convertible Debentures in the aggregate face amount of $500,000. In December 2006, the Company and the officer and director and the stockholder agreed to extend the term of two of 2006 Convertible Debentures in the face amount of $200,000 to April 30, 2007. In April the term was extended to August 31, 2007. In August 2007, we entered into an agreement with the stockholder to convert an aggregate amount of $200,000 in Convertible Debentures and accrued interest into shares of our common stock. See Note 10 to unadudited condensed consolidated financials statements.

In April 2007, we sold Debentures (the "Debentures") in the face amount of $200,000 to an individual. The Debentures bear interest at 8% and is due on July 12, 2007. In connection with the sale, the Company issued warrants to acquire an aggregate of 500,000 shares of its common stock with a nominal exercise price. The warrants expire in three years from the date of issuance. We repaid the Debenture in July 2007.

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

None

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

Date: August 17, 2007	By:	/s/ Fahad Syed
Name: Fahad Syed
Title: Chairman and Chief Executive Officer

	By:	/s/ Vasan Thatham
Name: Vasan Thatham
Title: Principal Financial Officer and Vice President