Form 10KSB/A
period 2006-12-31
NETFABRIC HOLDINGS, INC
filed 2007-08-31
CIK 1083220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                  FORM 10-KSB/A
                                (Amendment No.1)

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

         Securities registered under Section 12(g) of the Exchange Act:

                                                 Name of Each Exchange on
           Title of Each Class                       Which Registered
      -----------------------------          -------------------------------
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

Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|

                                EXPLANATORY NOTE

This Form 10-KSB/A filing amends disclosure in the notes to our consolidated financial statements and Exhibit 32.2, of the Form 10-KSB filed by NetFabric Holdings, Inc. (the "Company') on April 16, 2007.

This amendment does not include any material changes in our financial statements other than expanded footnote disclosure. All other information in the originally filed Form 10-KSB was presented as of the April 16, 2007 filing date, or earlier as indicated, and has not been updated in this amended filing.

ITEM 13. EXHIBITS.

      A.        Exhibits
-------------   ---------------------------------------------------------------
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


Date: August 31, 2007                   /s/ FAHAD SYED
                                        ----------------------------------------
                                        Fahad Syed, Chairman and
                                        Chief Executive Officer
                                        (principal executive officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: August 31, 2007                   /s/ FAHAD SYED
                                        ----------------------------------------
                                        Fahad Syed, Chairman
                                        and Chief Executive Officer
                                        (principal executive officer)


Date: August 31, 2007                   /s/ VASAN THATHAM
                                        ----------------------------------------
                                        Vasan Thatham, Chief Financial
                                        Officer (principal accounting officer)


Date: August 31, 2007                   /s/ JOSEPH PERNO
                                        ----------------------------------------
                                        Joseph Perno, Director


Date: August 31, 2007                   /s/ CHARLOTTE G. DENENBERG
                                        ----------------------------------------
                                        Charlotte G. Denenberg, Director

                     NETFABRIC HOLDINGS INC AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm.......          F-1

Report of Independent Registered Public Accounting Firm.......          F-2

Consolidated financial statements:

  Consolidated Balance Sheet, December 31, 2006...............          F-3

  Consolidated Statements of Operations, for the years
    ended December 31, 2006 and 2005..........................          F-4

  Consolidated Statements of Stockholders' Equity

  (Deficit), for the years ended December 31, 2006 and 2005...          F-5

  Consolidated Statements of Cash Flows, for the years
    ended December 31, 2006 and 2005..........................          F-6

  Notes to Consolidated financial statements..................   F-7 - F-36

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


                                        /s/ J.H. Cohn LLP
                                        ----------------------------------------
                                        Jericho, New York
                                        April 17, 2006 except for Note 3
                                        as to which the date is March 30, 2007

                    NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                                     2006
                                                                 ------------
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
                                                                 ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock, $.001 par value, authorized shares 200,000,000 and 100,000,000 respectively, 75,023,883 and 62,44,357
    shares issued and outstanding, respectively                        75,024
  Additional paid-in capital                                       36,201,479
  Deferred employee compensation
  Accumulated deficit                                             (25,372,819)
                                                                 ------------
  Total stockholders' equity                                       10,903,684
                                                                 ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 17,282,623
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

                    NETFABRIC HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                    COMMON STOCK
                                                                                --------------------   ADDITIONAL
                                                                                               PAR      PAID-IN
                                                                                  SHARES      VALUE     CAPITAL
                                                                                ----------   -------   -----------
Balances at December 31, 2004                                                   34,652,204   $34,652   $ 1,216,523

  Sale of common stock to investors, net of offerings costs $368,683             2,000,000     2,000       629,317
  Settlement of bridge loan with common stock                                    1,000,000     1,000       499,000
  Issuance of shares in connection with acquisition                             24,096,154    24,096    13,798,904
  Allocation of value to warrants in connection with bridge loan                                           392,196
  Deferred employee stock option compensation                                                               67,500
  Amortization of deferred employee stock option compensation
  Issuance of shares in connection with SEDA, net                                  249,999       250       349,313
  Issuance of shares in connection with convertible debentures                     450,000       450       155,608
  Issuance of warrants in connection with convertible debentures                                           395,333
  Allocation of value of beneficial conversion feature in connection with
    convertible debentures                                                                                 416,509
  Reclassification of financial instrument
  Net loss
                                                                                ----------   -------   -----------
Balances at December 31, 2005                                                   62,448,357    62,448    16,657,804
                                                                                ----------   -------   -----------
  Issuance of common shares in connection with settlement of payables               60,526        61        57,439
  Value of contributions from shareholder in connection with
    settlement of disputes                                                              --        --     9,492,070
  Employee share-based compensation                                                     --        --       493,762
  Reclassification of deferred employee stock option compensation                       --        --       (36,478)
  Allocation of value to beneficial conversion feature in
    connection with issuance of convertible note                                        --        --       511,577
  Issuance of options and warrants in connection with debt financing                    --        --     1,432,743
  Reissuance of warrants in connection with debt extinguishment                         --        --       372,353
  Reclassification of derivative financial instrument
  relating to beneficial conversion feature                                             --        --       804,307
  Reclassification of derivative financial instrument relating
    to warrants                                                                         --        --     2,946,858
  Settlement of bridge loans with common stock                                   2,500,000     2,500     1,622,500
  Conversion of convertible debenture issued to officer with common stock          500,000       500       129,500
  Issuance of shares in connection with extension of convertible debenture to
    officer                                                                        100,000       100        29,900
  Allocation of value to beneficial conversion feature issued in
    connection with issuance of convertible debenture                                   --        --       322,755
  Allocation of value for warrants issued in connection with convertible
    debentures                                                                          --        --       133,969
  Allocation of value for common shares issued in connection with convertible
    debentures                                                                     525,000       525       164,510
  Allocation of value for warrants issued in connection with extension
    of convertible debentures                                                           --        --       115,908
  Allocation of value of common shares issued in connection with extension
    of convertible debentures                                                      350,000       350        55,992
  Issuance of common shares for services                                           290,000       290        40,744
  Issuance of warrants for services                                                     --        --        51,516
  Issuance of shares for licensing agreement acquisition, cash and services      8,250,000     8,250       801,750
  Net loss                                                                              --        --
                                                                                ----------   -------   -----------
BALANCES AT December 31, 2006                                                   75,023,883    75,024    36,201,479
                                                                                ==========   =======   ===========

[TABLE CONTINUED]

                                                                                                                  TOTAL
                                                                                  DEFERRED     ACCUMULATED    STOCKHOLDERS'
                                                                                COMPENSATION     DEFICIT         EQUITY
                                                                                ------------   ------------   -------------
Balances at December 31, 2004                                                                  ($1,520,825)   $   (269,650)

  Sale of common stock to investors, net of offerings costs $368,683                                               631,317
    Settlement of bridge loan with common stock                                                                    500,000
  Issuance of shares in connection with acquisition                                                             13,823,000
  Allocation of value to warrants in connection with bridge loan                                                   392,196
  Deferred employee stock option compensation                                     (67,500)                              --
  Amortization of deferred employee stock option compensation                      31,022                           31,022
  Issuance of shares in connection with SEDA, net                                                                  349,563
  Issuance of shares in connection with convertible debentures                                                     156,058
  Issuance of warrants in connection with convertible debentures                                                   395,333
  Allocation of value of beneficial conversion feature in connection with
    convertible debentures                                                                                         416,509
  Reclassification of financial instrument
  Net loss                                                                                      (6,781,985)     (6,781,985)
                                                                                  -------      -----------    ------------
Balances at December 31, 2005                                                     (36,478)      (8,302,810)      8,380,964
                                                                                  -------      -----------    ------------
  Issuance of common shares in connection with settlement of payables                                               57,500
  Value of contributions from shareholder in connection with
    settlement of disputes                                                                                       9,492,070
  Employee share-based compensation                                                                                493,762
  Reclassification of deferred employee stock option compensation                  36,478                               --
  Allocation of value to beneficial conversion feature in
    connection with issuance of convertible note                                                                   511,577
  Issuance of options and warrants in connection with debt financing                                             1,432,743
  Reissuance of warrants in connection with debt extinguishment                                                    372,353
  Reclassification of derivative financial instrument
    relating to beneficial conversion feature                                                                      804,307
  Reclassification of derivative financial instrument relating
    to warrants                                                                                                  2,946,858
  Settlement of bridge loans with common stock                                                                   1,625,000
  Conversion of convertible debenture issued to officer with common stock                                          130,000
  Issuance of shares in connection with extension of convertible debenture to
    officer                                                                                                         30,000
  Allocation of value to beneficial conversion feature issued in
    connection with issuance of convertible debenture                                                              322,755
  Allocation of value for warrants issued in connection with convertible
    debentures                                                                                                     133,969
  Allocation of value for common shares issued in connection with convertible
    debentures                                                                                                     165,035
  Allocation of value for warrants issued in connection with extension
    of convertible debentures                                                                                      115,908
  Allocation of value of common shares issued in connection with extension
    of convertible debentures                                                                                       56,342
  Issuance of common shares for services                                                                            41,034
  Issuance of warrants for services                                                                                 51,516
  Issuance of shares for licensing agreement acquisition, cash and services                                        810,000
  Net loss                                                                                     (17,070,009)    (17,070,009)
                                                                                  -------      -----------    ------------
BALANCES AT December 31, 2006                                                          --      (25,372,819)     10,903,684
                                                                                  =======      ===========    ============

The accompanying notes should be read in conjunction with the consolidated financial statements.

                    NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   Year ended     Year ended
                                                                    December       December
                                                                      2006           2005
                                                                  ------------   ------------
OPERATING ACTIVITIES
  Net loss                                                        $(17,070,009)  $(6,781,985)
  Loss from discontinued operations                                    474,411     2,031,904
  Adjustments to reconcile net loss to net cash used in
  operating activities:
  Non-cash charge for common stock issued for rent                                    50,000
  Non-cash charge for interest expense                                  22,500            --
  Non-cash charge for settlement of disputes                         9,492,070            --
  Non-cash charge in connection with settlement of debt              1,152,104            --
  Non-cash charge for in process R&D                                   160,000            --
  Non-cash charge for reissuance of warrants in connection with
  debt extinguishment                                                  372,353            --
  Non-cash charge for shares issued in connection with the SEDA                      349,563
  Non-cash charge for share based compensation                         629,366        51,648
  Common stock issued for services                                     150,000
  Non-cash gain on debt extinguishment                                 (32,638)     (100,758)
  Non-cash gain on derivative financial instrument                    (336,352)    2,131,109
  Allowance for bad debts                                              107,344       206,694
  Allowance for inventory obsolescence                                               248,742
  Impairment of fixed assets                                                         111,536
  Amortization of debt discounts                                     2,819,289     1,197,277
  Depreciation and amortization                                        344,846       171,916
  Changes in operating assets and liabilities:
    Inventory                                                                       (176,717)
    Trade accounts receivable                                          (59,479)     (124,643)
    Due from related party                                              84,712      (192,056)
    Prepaid expenses and other current assets                           29,956        30,139
    Other assets                                                       (47,098)       22,864
    Accounts payable and accrued liabilities                           796,496       553,988
    Accrued compensation                                               (42,439)      160,357
    Deferred revenues and advances                                     (66,019)   (1,032,648)
                                                                  ------------   -----------
  Net cash provided by continuing operations                        (1,018,587)   (1,091,070)
  Net cash used in discontinued operations                            (454,344)   (1,954,879)
                                                                  ------------   -----------
  Net cash used in operating activities                             (1,472,931)   (3,045,949)
                                                                  ------------   -----------
INVESTING ACTIVITIES
  Direct acquisition costs of UCA Services                                  --      (187,000)
  Purchases of property and equipment                                 (132,667)     (120,845)
                                                                  ------------   -----------
  Net cash provided by (used in) investing activities                 (132,677)     (307,845)
                                                                  ------------   -----------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                    --     1,000,000
  Loans and advances from stockholders and officers                         --       270,000
  Repayment of note to officer                                        (200,000)           --
  Convertible debentures issued                                        950,000       100,000
  Repayments of bridge loans                                          (500,000)           --
  Proceeds (repayment) of convertible debentures                    (1,658,160)    1,951,160
  Cash received for issuance of stock                                  500,000
  Proceeds from issuance of revolving note, net                      1,417,852            --
  Proceeds from issuance of convertible note, net                    1,430,500            --
  Debt issuance costs                                                  (60,697)      (25,545)
  Repayment of convertible debenture                                  (100,000)
  Repayment of loans from officer and director                        (170,000)           --
                                                                  ------------   -----------
  Net cash provided by financing activities                          1,609,495     3,295,615
                                                                  ------------   -----------
Net increase in cash                                                     3,897       (58,179)
Cash at beginning of year                                                9,540        67,719
                                                                  ------------   -----------
Cash at end of year                                               $     13,437   $     9,540
                                                                  ============   ===========
Supplemental cash flow information:

  Cash paid for interest expense                                  $    261,000   $    31,250
                                                                  ============   ===========
  Cash paid for income taxes                                      $         --   $        --
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

Goodwill

Goodwill represents the Company's allocation of the cost to acquire UCA Services in excess of the fair value of net assets acquired. The purchase price and its allocation, to reflect the fair values of assets acquired and liabilities assumed, have been based upon management's evaluation using accepted valuation methodologies.

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

NOTE 5. INTANGIBLE ASSETS

The Company's intangible assets consisting of customer contacts and restricted covenants related to employment agreements were acquired and accounted for using the purchase method of accounting. The following table summarizes the net asset value for each intangible asset category as of December 31, 2006:

                                                                          Net
                           Amortization   Gross Asset   Accumulated      Asset
                              Period         Value      Amortization     Value
                           ------------   -----------   ------------   --------
Customer relationship        6 years       $1,153,424    ($312,385)    $841,039
Covenants not to compete     3 years           83,333      (44,670)      38,663
                                           ----------    ---------     --------
                                           $1,236,757    ($357,055)    $879,702
                                           ==========    =========     ========

NetFabric Holdings Inc. and Subsidiaries Notes to Consolidated Financial Statements

The following table summarizes the net asset value for each intangible asset category as of December 31, 2005:

                           Amortization   Gross Asset    Accumulated    Net Asset
                               Period        Value      Amortization     Value
                           ------------   -----------   ------------   ----------
Customer relationships        6 years      $1,153,424     $(120,148)   $1,033,276
Covenants not to compete      3 years          83,333       (16,892)       66,441
                                           ----------     ---------    ----------
                                           $1,236,757     $(137,040)   $1,099,717
                                           ==========     =========    ==========

Amortization expense was $ 220,015 and $137,040 for the years ended December 31, 2006 and 2005, respectively.

The Company did not have any intangibles prior to the acquisition of UCA Services in May 2005.

Estimated amortization expense related to intangible assets subject to amortization at December 31, 2006 for each of the years in the five-year period ending December 31, 2011:

2007   $220,015
2008    203,122
2009    192,237
2010    192,237
2011     72,091
       --------
       $879,702
       ========

NOTE 6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following at December 31, 2006 and 2005:

                               2006         2005
                            ----------   ----------
Trade accounts payable      $3,435,748   $2,693,113
Accrued professional fees      218,000      168,741
Accrued interest payable        94,059      126,556
                            ----------   ----------
                            $3,747,807   $2,988,410
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

The purchase price of $14,010,000 consists of $13,823,000 of common stock, $187,000 of acquisition costs, the assumption of $1,209,208 of net liabilities and the recognition of $1,236,757 of intangibles assets associated with customer relationships and non-compete covenants of employment agreements. Pursuant to accepted valuation methodologies, the Company determined the fair value of Holdings' common stock issued in exchange for the shares of UCA Services.

The determination of the purchase price and its allocation to the fair values of the assets acquired and liabilities assumed as reflected in the consolidated financial statements have been based on the Company's evaluation using accepted valuation methodologies. The fair value of the assets acquired and liabilities assumed in the acquisition of UCA Services are as follows:

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

Summarized below are the pro forma unaudited results of operations for the year ended December 31, 2005 as if the results of UCA Services were included for the entire period presented. The pro forma results may not be indicative of the results that would have occurred if the acquisition had been completed at the beginning of the period presented or which may be obtained in the future:

                                             For the year
                                                 ended
                                              December 31,
                                                  2005
                                             -------------
Revenues                                      $19,422,620
Net loss                                       (7,666,058)
Basic and diluted net loss common share       $     (0.12)
Weighted average common shares outstanding     61,911,465

NetFabric Holdings Inc. and Subsidiaries Notes to Consolidated Financial Statements

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

Pursuant to accepted valuation methodologies, the Company valued the transaction at $660,000, including related expense. Net of cash acquired ($500,000 prior to related expense); $160,000 was allocated to the licensing agreement. The cash paid to the consultant and the fair value of the shares issued to the consultant approximated $200,000, and was charged to selling general and administrative expenses during the year ended December 31, 2006. The Company anticipates further development and testing of the technology. Because of the uncertainties surrounding the ultimate commercial deployment of the technology and due to the technology not having alternative use, the Company charged the cost of the license agreement as in process research and development costs during the year ended December 31, 2006.

NetFabric Holdings Inc. and Subsidiaries Notes to Consolidated Financial Statements

NOTE 9. DEBT FINANCINGS

Debt financings consist of the following as of December 31, 2006 and 2005:

                                                                2006
                                               -------------------------------------
                                                            Unamortized
                                                               debt
                                                Principal    discount         Net
                                               ----------   -----------   ----------
2006 Convertible Debentures, due at various
  Dates between December 2006 and April 2007   $  700,000      ($14,832)  $  685,168
Convertible Debenture payable to stockholder
  due in April 2007                               150,000                    150,000
Laurus Revolving Note Due in February 2009      1,487,353      (473,104)   1,014,249
Laurus Convertible Note Due in February 2009    1,500,000    (1,056,570)     443,430
                                               ----------   -----------   ----------
                                               $3,837,353   ($1,544,506)  $2,292,847
                                               ==========   ===========   ==========

                                                                2005
                                               -------------------------------------
                                                            Unamortized
                                                                debt
                                                Principal     discount        Net
                                               ----------   -----------   ----------
Macrocom Bridge Loan II, due October 2006      $  500,000      ($58,875)  $  441,125
Macrocom Convertible Debenture                    500,000      (194,444)     305,556
Convertible Debenture payable to stockholder
  and officer                                     100,000       (38,890)      61,110
Cornell Convertible Debenture                   1,658,160    (1,046,101)     612,059
Note payable to officer                           200,000       (99,059)     100,941
Loans and advances from stockholders              202,639                    202,639
                                               ----------   -----------   ----------
                                               $3,160,799   ($1,437,369)  $1,723,430
                                               ==========   ===========   ==========

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

NetFabric Holdings Inc. and Subsidiaries Notes to Consolidated Financial Statements

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

NetFabric Holdings Inc. and Subsidiaries Notes to Consolidated Financial Statements

However, Laurus has agreed to provide the Company an over advance until July 30, 2007. Through December 31, 2006 $1,500,000 was advanced for the Laurus Convertible Note and $1,487,353 was advanced for the Laurus Revolving Note. The Laurus Convertible Note has a three-year term, and bears interest at 1% above the prime rate, with a minimum interest rate of 8%. Laurus has the option, at any time until February 9, 2009 to convert all or any portion of the Laurus Convertible Note and accrued interest into shares of the Company's common stock at a conversion price of $0.91 per share. The Company has the option, to repay the Laurus Convertible Note by paying Laurus the principal amount, accrued interest and a certain redemption premium, as defined.

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

Warrants

Outstanding warrant securities consist of the following at December 31, 2006 and 2005:

                                      December 31, 2006      Exercise
                                           Warrants            Price               Expiration
                                      -----------------   --------------   --------------------------
Laurus                                    4,256,550               $0.001                      See (1)
Macrocom                                  1,000,000                $1.50                    July 2008
Cornell Warrants                            560,000                $0.40                 October 2008
2006Convertible Debenture Financing       1,350,000                $0.01       April to November 2009
Others including officer,
  director and stockholder                1,966,137       $0.15 to $0.82   December 2008 to June 2011
                                          ---------
                                          9,132,687
                                          =========

                                      December 31, 2005      Exercise
                                           Warrants            Price                 Expiration
                                      -----------------   --------------   -----------------------------
Macrocom                                  3,000,000       $0.75 to $1.50      December 2006 to July 2008
Cornell Warrants                            560,000                $0.40                    October 2008
Others including officer,
  director and stockholder                1,653,637       $0.15 to $1.50   December 2008 to January 2009
                                          ---------
                                          5,213,637
                                          =========

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

In June 2006, the Company entered into a consulting agreement with an unaffiliated entity that agreed to provide investment banking services to the Company. Pursuant to the agreement, the Company issued the consultant warrants to acquire 312,500 share of its common stock at $0.82 per share that vested over 60 day period.. The warrants expire five years from the date of issuance. The fair value of the vested warrants is being charged to operations as a consulting expense. The fair value of the warrants were measured using a Black-Scholes option-pricing model with the following assumptions: (1) quoted market price of the Company's common stock at the end of each month during the vesting period
(2) expected volatility of 71% (3) risk-free interest rate in the range of 4.72% to 5.10% (4) life of 5 years and (5) no dividend,, which resulted in a fair value of $51516, for the warrants. For the year ended December 31, 2006, $51,516 was charged to operations for such services.

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

NetFabric Holdings Inc. and Subsidiaries Notes to Consolidated Financial Statements

                                               Years ended
                                      -----------------------------
                                       December 31,    December 31,
                                           2006            2005
                                      -------------   -------------
Expected dividend yield                         0.0%            0.0%
Expected stock price volatility              71.260%        100.000%
Risk-free interest rate               4.59% to 4.92%  3.97% to 4.21%
Expected life of options (in years)               5               5

The following is a summary of the Company's stock option activity for the years ended December 31, 2006 and 2005:

                                              Weighted   Weighted
                                               Average    Average
                                              Exercise     Fair
                                   Options      Price      value
                                 ----------   --------   --------
Outstanding, December 31, 2004    4,008,889     $0.15      $0.12
Options granted                   1,125,000      1.81       1.38
Options exercised
Options cancelled                (1,264,879)     0.15       0.12
                                 ----------     -----      -----
Outstanding, December 31, 2005    3,869,010      0.63       0.48
                                 ----------     -----      -----
Options granted                   3,850,000      0.36       0.21
Options exercised
Options cancelled                  (618,925)     1.57       1.19
                                 ----------     -----      -----
Outstanding, December 31, 2006    7,100,085     $0.41      $0.27
                                 ==========     =====      =====
Exercisable, December 31, 2006    2,824,578     $0.41      $0.31
                                 ==========     =====      =====
Exercisable, December 31, 2006    1,868,741     $0.43      $0.33
                                 ==========     =====      =====

NetFabric Holdings Inc. and Subsidiaries Notes to Consolidated Financial Statements

The following table summarizes information about stock options outstanding and exercisable at December 31, 2005

                                   Outstanding                                Exercisable
                    ----------------------------------------   ----------------------------------------
                                  Average       Weighted                     Average       Weighted
Range of exercise     Number     Exercise       remaining        Number     exercise       remaining
Price               of options     Price    contractual life   of options     price    contractual life
-----------------   ----------   --------   ----------------   ----------   --------   ----------------
$0.15 to $0.34       2,575,085     $0.15           7.0          2,343,328     $0.15           7.0
$0.35 to $0.50       3,725,000     $0.35           9.6
$0.51 and above        800,000     $1.49           8.4            481,250     $1.67           8.3
                     ---------     -----           ---          ---------     -----           ---
                     7,100,085     $0.41           8.5          2,824,578     $0.41           7.2
                     =========     =====           ===          =========     =====           ===

Nonvested share activity under the Plans was as follows:

                                              Average grant
                                  Options    date fair value
                                 ---------   ---------------
Nonvested at December 31, 2005   2,000,269        $0.63
Granted                          3,850,000        $0.21
Vested                            (992,918)       $0.39
Cancelled                         (581,844)       $1.27
                                 ---------
Nonvested at December 31, 2006   4,275,507        $0.25
                                 ---------

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

NetFabric Holdings Inc. and Subsidiaries Note to Consolidated Financial
Statements

12. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases three office spaces under operating leases. The future minimum cash commitments as of December 31, 2006 under such operating leases are as follows:

2007         $152,448
2008          190,185
2009          191,254
2010          142,058
2011          138,997
Thereafter    138,997
             --------
             $953,939
             ========

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

NOTE 14. INCOME TAXES

A reconciliation of the statutory U.S. federal income tax rate to the Company's effective tax was as follows:

                                              2006    2005
                                             -----   -----
Statutory U.S. rate                           34.0%   34.0%
State income taxes, net of federal benefit     4.0%    4.0%
Effect of valuation allowance                (38.0%) (38.0%)
                                             -----   -----
Total income tax expense (benefit)             0.0%    0.0%
                                             =====   =====

Significant components of the Company's future tax assets at December 31, 2006 and 2005 are as follows:

                                   2006          2005
                               -----------   -----------
Operating loss carryforwards   $ 6,740,000   $ 2,560,000
Reserves and allowances            627,000        43,706
Valuation allowance             (7,367,000)   (2,603,706)
                               -----------   -----------
Net deferred tax assets        $        --   $        --
                               ===========   ===========

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

NetFabric Holdings Inc. and Subsidiaries Notes to Consolidated Financial Statements

NOTE 15. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

                                                                  For the Years ended
                                                                     December 31,
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