Form 10QSB
period 2007-09-30
NETFABRIC HOLDINGS, INC
filed 2007-11-19
CIK 1083220

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 9, 2007, 96,0053,044 shares of common stock, $.001 par value per share, of the issuer were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

NETFABRIC HOLDINGS, INC.

NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2007	DECEMBER 31, 2006
ASSETS	(UNAUDITED)	(NOTE 1)

CURRENT ASSETS:
Cash	$8,869	$13,437
Trade accounts receivable, net	2,163,699	2,149,680
Prepaid expenses and other current assets	22,183	5,110

Total current assets	2,194,751	2,168,227

Property and equipment, net	217,958	197,215

Goodwill	10,585,000	13,982,451

Other intangibles, net	714,691	879,702

Other assets	22,924	55,028

TOTAL ASSETS	$13,735,324	$17,282,623

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Convertible debentures, net of unamortized discounts	$150,000	$685,168
Notes payable to officer, net of unamortized discounts		150,000
Short term borrowings	470,000
Accounts payable and accrued liabilities	4,100,338	3,747,809
Accrued compensation	382,936	338,283
Deferred revenues and customer advances	689,821	-
Revolving note, net of unamortized discount	973,556	1,014,249

Total current liabilities	6,766,651	5,935,509

Convertible note, net of unamortized discount	817,060	443,430

Total liabilities	7,583,711	6,378,939

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY :
Common Stock, $.001 par value, authorized shares 200,000,000, 96,053,044 and 75,023,883 shares issued and outstanding, respectively	96,053	75,024
Additional paid-in capital	37,797,055	36,201,479
Accumulated deficit	(31,741,495)	(25,372,819)

Total stockholders' equity	6,151,613	10,903,684

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,735,324	$17,282,623

The accompanying notes should be read in conjunction with the condensed consolidated financial statements.

NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	THREE MONTHS ENDED	THREE MONTHS ENDED	NINE MONTHS ENDED	NINE MONTHS ENDED
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Revenues	$3,636,721	$4,553,403	$12,016,185	$12,951,807
OPERATING EXPENSES:
Direct employee compensation and
consultant expenses (includes share based compensation
of $11,396, $11,396, $34,188 and $11,396)	2,788,865	3,500,839	9,272,344	9,695,997
Selling, general and administrative expenses (includes
share based compensation of $83,237 and $190,778, $337,076 and $432,796 )	1,070,006	1,438,123	3,978,922	4,513,821
Non-cash charge for dispute settlements				9,492,070
Non-cash goodwill impairment	-		3,397,451
In process research and development		1,200,000		1,200,000
Depreciation and amortization	153,466	81,367	351,229	223,794
Total operating expenses	4,012,337	6,220,329	16,999,946	25,125,682
Loss from operations	(375,616)	(1,666,926)	(4,983,761)	(12,173,875)

OTHER INCOME / (EXPENSE):
Amortization of debt discounts and debt
issuance costs	(182,799)	(364,144)	(552,272)	(2,600,572)
Interest and bank charges	(78,359)	(60,901)	(240,202)	(228,809)
Gain/(charge) on derivative financial instruments				336,352
Debt extinguishment costs	(539,043)	(27,104)	(539,043)	(1,773,181)
Total other income / (expense)	(800,201)	(452,149)	(1,331,517)	(4,266,210)
Loss before provision for income taxes	(1,175,817)	(2,119,075)	(6,315,278)	(16,440,085)
Provision for income taxes	-	-	-	-
LOSS FROM CONTINUING OPERATIONS	(1,175,817)	(2,119,075)	(6,315,278)	(16,440,085)

DISCONTINUED OPERATIONS:
Loss from operations of discontinued operations			(53,398)	(474,411)
NET LOSS	$(1,175,817)	$(2,119,075)	$(6,368,676)	$(16,914,496)

Net loss from continuing operations
per common share, basic and diluted	$(0.01)	$(0.03)	(0.08)	$(0.25)

Net loss from discontinued operations
per common share, basic and diluted	-	-	-	$(0.01)

Net loss per common share, basic and
diluted	$(0.01)	$(0.03)	(0.08)	$(0.26)

Weighted average number of shares
outstanding, basic and diluted	91,148,533	70,601,600	80,763,179	65,749,547

The accompanying notes should be read in conjunction with the condensed consolidated financial statements.

NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED
STATEMENT OF CASH FLOWS

OPERATING ACTIVITIES	NINE MONTHS ENDED September 30, 2007	NINE MONTHS ENDED September 30, 2006

Net loss	(6,368,676)	(16,914,496)
Loss from discontinued operations	53,398	474,411
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash charge for interest expense		22,500
Non-cash charge for settlement of disputes		9,492,070
Non-cash charge for reissuance of warrants in connection with
debt extinguishment		372,353
Common stock, options and warrants issued for services	77,600	105,503
Non-cash charge for employee share based compensation	293,664	338,689
Non-cash charge on debt extinguishment	539,043	1,152,104
Non-cash gain on derivative financial instrument		(336,352)
Non-cash charge for in process research and development		1,200,000
Amortization of debt discounts	552,272	2,600,572
Non-cash goodwill impairment	3,397,451
Depreciation and amortization	351,229	223,794
Changes in operating assets and liabilities:

Trade accounts receivable	(14,019)	(239,518)
Prepaid expenses and other current assets	(17,073)	(84,046)
Other assets	31,502
Accounts payable and accrued liabilities	372,062	424,761
Accrued compensation	44,653	(8,353)
Deferred revenues and advances	689,821	563,838
Net cash provided by continuing operations	2,927	(612,170)
Net cash used in discontinued operations	(53,398)	(454,344)
Net cash used in operating activities	(50,471)	(1,066,514)

INVESTING ACTIVITIES
Net cash acquired in technology licensing transaction		450,000
Purchases of property and equipment	(95,010)	(98,471)
Net cash (used in) provided by investing activities	(95,010)	351,529

FINANCING ACTIVITIES
Proceed from a private sale of common stock	450,000
Proceeds from sale of debentures	200,000
Repayment of debentures	(200,000)
Short term borrowings	570,000
Repayment of short term borrowings	(100,000)
Repayment of loans from officer and director		(170,000)
Repayment of note to officer		(200,000)
Proceeds of convertible debentures		650,000
Repayment of convertible debentures	(500,000)	(100,000)
Repayment of bridge loans		(500,000)
Proceeds from issuance (repayment) of revolving note, net	(167,087)	1,336,407
Proceeds from issuance of convertible note, net		1,430,500
Debt issuance costs	(112,000)	(20,697)
Repayment of convertible debenture		(1,658,160)
Net cash (used in ) provided by financing activities	140,913	768,050

Net increase in cash	(4,568)	53,065
Cash at beginning of period	13,437	9,540

Cash at end of period	$8,869	$62,605

Supplemental cash flow information:
Cash paid for interest expense	$252,000	$182,000

Cash paid for income taxes	$-	$-

The accompanying notes should be read in conjunction with the condensed consolidated financial statements.

NETFABRIC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND MANAGEMENT'S PLANS

NetFabric Holdings, Inc. ("Holdings" or the "Company") (formerly known as Houston Operating Company) was incorporated under the laws of the State of Delaware on August 31, 1989. On December 9, 2004, Holdings entered into an exchange agreement (the "Acquisition Agreement" or "Share Exchange") with all of the stockholders of NetFabric Corporation, a Delaware corporation ("NetFabric") whereby Holdings acquired all of the issued and outstanding capital stock of NetFabric and NetFabric became a wholly-owned subsidiary of Holdings. Upon completion of the merger, the NetFabric stockholders controlled approximately 95% of the then issued and outstanding stock. NetFabric's business activities were the activities of the merged company and Holdings was a shell corporation without any operations. As a result of these factors, this transaction was treated as a reverse merger for financial reporting purposes.

NetFabric was incorporated on December 17, 2002 and began operations in July 2003. NetFabric developed and marketed Voice over Internet Protocol ("VoIP") appliances that simplified the integration of standard telephone systems with an IP infrastructure. On May 5, 2006, the Company announced its decision to exit from the hardware-based VoIP communications product line (including resale of transport services) that is targeted at small to mid-sized businesses ("SMBs"). In accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS No. 144"), the Company has presented the results of operations from its VoIP business segment as “discontinued operations” in the accompanying consolidated balance sheets, statements of operations and statements of cash flows (Note 3).

On May 20, 2005, Holdings entered into and closed on a share exchange agreement ("Exchange Agreement"), whereby Holdings acquired all of the issued and outstanding shares of UCA Services, Inc., a New Jersey company ("UCA Services") , from its shareholders in exchange for the issuance of 24,096,154 shares of common stock of Holdings (see Note 8). Holdings emerged from the development stage upon the acquisition of UCA Services. In May 2007, UCA Services changed its legal name to NetFabric Technologies, Inc.

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

Management's plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred accumulated losses totaling $31,741,495 and has a working capital deficit of $4,571,900 at September 30, 2007. These factors, among others, indicate that the Company may be unable to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Management's plans in this regard include, but are not limited to current discussions and negotiations with a number of additional financing alternatives, one or more of which it believes will be able to successfully close to provide the necessary working capital. There is no assurance that the Company will be successful in completing the financing. To fund the Company's operations for fiscal year 2007, the Company needs to raise additional financing and generate cash flows from its operations. Should additional cash flows not be available, the Company believes that it will have the ability to restructure its operations, and if necessary, initiate significant expense reductions. In addition, the Company will have to negotiate with its lenders to extend the repayment dates of its indebtedness. There can be no assurance, however, that the Company will be able to successfully restructure its operations or debt obligations in the event that it fails to obtain additional financing.

BASIS OF PRESENTATION / INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), except for the condensed consolidated balance sheet as of December 31, 2006, which was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to such rules and regulations. However the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the three months ended September 30, 2007 and September 30, 2006 are not necessarily indicative of the results to be expected for any other interim period or any future year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2006 consolidated financial statements, including the notes thereto, which are included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 filed on April 16, 2007.

RECLASSIFICATIONS

Certain reclassifications have been made in the prior periods consolidated financial statements to conform to the current period’s presentation.

As a result of the Company's decision to exit the VoIP hardware business, previously reported financial statements have been reclassified as discontinued operations to conform to the current period presentation.

NETFABRIC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ESTIMATES

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management's most difficult and subjective judgments include provisions for bad debts, depreciable/amortizable lives, impairment of long-lived assets, accounting for goodwill and other intangible assets, the fair value of the Company's common stock, the fair value of options and warrants issued for services, the allocation of proceeds from certain financings to equity instruments and the computation of other reserves. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company reduces its credit risk by placing its cash and cash equivalents with major financial institutions with high credit ratings. At times, such amounts may exceed Federally insured limits. The Company reduces its credit risk related to accounts receivable by routinely assessing the financial strength of its customers and maintaining an appropriate allowance for doubtful accounts.

The Company's services have been provided primarily to a limited number of clients located in a variety of industries. The Company had revenues from four clients representing a total of 66% (40%, 9% , 9% and 8%, respectively) of revenues during the three months ended September 2007. The Company had revenues from four clients representing a total of 63% (37%, 9%, 9% and 8%, respectively) of revenues during the nine months ended September 30, 2007.

The Company generally does not require its clients to provide collateral. Additionally, the Company is subject to a concentration of credit risk with respect to its accounts receivable. The Company had one client that accounted for 38% of total gross accounts receivable as of September 30, 2007.

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

The Company’s policy is to recognize interest and penalties accrued as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any penalties or tax-related interest, and there was no tax- related interest or penalties recognized during the three month and nine months ended September 30, 2007.

Earnings (Loss) Per Share

The Company calculates earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (“SFAS No. 128”). SFAS No. 128 computes basic earnings (loss) per share by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period plus the effects of any dilutive securities.

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

Diluted loss per share for the three and nine months ended September 30, 2007 and 2006 exclude potentially issuable common shares of approximately 14,353,856 and 20,431,124, respectively, primarily related to the Company's outstanding stock options, warrants and convertible debt, because the assumed issuance of such potential common shares is antidilutive.

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

FAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparisons between entities that elect different measurement attributes for similar assets and liabilities. Management is currently evaluating the effect of this pronouncement on financial statements.

NOTE 2. DISCONTINUED OPERATIONS

On May 5, 2006, the Company announced its decision to exit from the hardware-based VoIP communications product line (including resale of transport services) that is targeted at SMBs. In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS No. 144"), the Company recorded loss from discontinued operations of $0 and $53,398, respectively, for the three and nine months ended September 30, 2007. The Company has reclassified prior period results to conform with the current period presentation. Accordingly, $ 0 and $474,411 for the three and nine months ended September 30, 2006, have been classified as loss from discontinued operations. Revenues from VoIP operations have been nominal in all periods presented and operating expenses are the losses reported.

NOTE 3. IMPAIRMENT OF GOODWILL

Goodwill represents the Company’s allocation of the cost to acquire UCA Services in excess of the fair value of net assets acquired. The purchase price and its allocation, to reflect the fair values of identifiable assets acquired and liabilities assumed, have been based on management’s evaluation and an independent valuation.

Pursuant to SFAS No. 142 “Goodwill and Other Intangibles Assets,” (“SFAS No. 142”), the Company performed its annual testing of goodwill impairment in the second quarter of 2007. As a part of goodwill impairment testing, management reviewed various factors, such as the market price of the Company’s common stock, discounted cash flows from projected earnings and values of comparable companies to determine whether impairment exists. Based on this evaluation it was determined that the goodwill was impaired.   The impairment was due to a continued decline in the Company’s market capitalization during the past year, and due to lower future cash flows expected to be generated by the business due to working capital constraints. The implied value of the goodwill was $10,585,000 compared to a carrying value of $13,982,451, indicating an impairment of $3,397,451. The impairment loss was charged to operations during the nine months ended September 30, 2007.

NETFABRIC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. DEBT FINANCINGS
  Debt Financings consist of the following as of September 30, 2007 and December 31, 2006:

	2007
		Unamortized
		debt
	Principal	Discount	Net
2006 Convertible Debenture, due in December 2007	$150,000		$150,000
Short term borrowing, due at various dates between October 2007 and December 2007	470,000		470,000
Laurus Revolving Note Due in February 2009	1,320,265	(346,709)	973,556
Laurus Convertible Note Due in February 2009	1,500,000	(682,940)	817,060

	$3,440,265	($1,029,649)	$2,410,616

	2006
		Unamortized
		debt
	Principal	Discount	Net
2006 Convertible Debentures, due at various dates
between December 2006 and April 2007	$700,000	$(14,832)	$685,168
Convertible Debenture payable to stockholder due in April 2007	150,000		150,000
Laurus Revolving Note Due in February 2009	1,487,353	(473,104)	1,014,249
Laurus Convertible Note Due in February 2009	1,500,000	(1,056,570)	443,430

	$3,837,353	$(1,544,506)	$2,292,847

In January and February of 2007, the Company repaid five of the seven 2006 Convertible Debentures in the aggregate face amount of $500,000. In December 2006, the Company and the holders of the Convertible Debentures agreed to extend the term of two of 2006 Convertible Debentures in the face amount of $200,000 to April 30, 2007. In April 2007, the Company and the holders of the Convertible Debentures agreed to extend the term of two of 2006 Convertible Debentures in the face amount of $200,000 to August 31, 2007. In August 2007, the Company and the officer who is the holder of the 2006 Convertible Debentures in the amount of $150,000 agreed to extend the term to December 2007 and $50,000 of the 2006 Convertible Debentures was converted as fully explained later in this note .

In April 2007, the Company sold Debentures (the "Debentures") in the face amount of $200,000 to an individual. The Debentures bear interest at 8% and is due on July 12, 2007. In connection with the sale, the Company issued warrants to acquire an aggregate of 500,000 shares of its common stock with a nominal exercise price. The warrants expire in three years from the date of issuance. The Company allocated the $200,000 of proceeds received based on the computed relative fair value of debt and warrants. The warrants were valued using a Black-Scholes option-pricing model, which resulted in a fair value of $46,026 and a relative fair value of $37,415. The relative fair value of the warrants of $37,415 was recorded to additional paid in capital and the resulting debt discount was amortized over the term of the Debentures. The Company paid financing costs of $20,000 to third parties and this amount was included as debt issuance costs in other assets and amortized over the term of the Debentures. In July 2007, the Company repaid the Debentures.

In August 2007, the Company entered into an Agreement to Convert (the “Agreement”) with Fred Nazem, a stockholder. Pursuant to this Agreement, the stockholder agreed to convert $218,882 due to him in outstanding convertible debentures and accrued interest of $18,882 into 5,472,050 shares of common stock, which includes 4,900,394 shares as an inducement for conversion. The fair value of the inducement to convert approximated $539,000 and was charged to operations in the three months ended September 30, 2007 as debt extinguishment costs.

During the nine months ended September 30, 2007, the Company borrowed an aggregate o f $570,000 from three individuals and repaid $100,000 of that prior to September 30, 2007. The amount outstanding as of September 30, 2007 is $470,000 and is due at various dates between October 2007 and December 2007. In October 2007, the Company repaid $200,000. The borrowings are unsecured and bear nominal interest. The Company paid financing costs of $92,000 to third parties and this amount is being amortized over the term of the borrowings.

NOTE 5. STOCKHOLDERS' EQUITY
COMMON STOCK

During the nine months ended September 30, 2007, the Company entered into a placement agency agreement with an unaffiliated entity and a consulting agreement with an unaffiliated individual. Pursuant to the agreements, the Company issued an aggregate of 640,000 shares of its common stock. The fair value of the shares was $77,600 and was charged to operations as a consulting expense during the nine months ended September 30, 2007.

In July 2007, the Company sold an aggregate of 11,250,000 shares of the Company’s common stock, par value $0.01 (the “Common Stock”) to four investors, for an aggregate purchase price of $450,000, including $100,000 from Fred Nazem, a stockholder of the Company.

In July and August 2007, Laurus Master Fund, Ltd. (“Laurus”) exercised 3,702,268 of its warrants on a cashless basis, and Laurus was issued 3,667,111 shares of the Company’s common stock.

NETFABRIC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

Outstanding warrant securities consist of the following at September 30, 2007:

	Warrants	Exercise Price	Expiration

Laurus	554,282	$0.001	See note (1)
Macrocom	1,000,000	$1.50	July 2008
Cornell Warrants	560,000	$0.40	October 2008
2006 Convertible Debenture and 2007 Debenture Financing	1,850,000	$0.01	April 2009 to April 2010
Others including officer,
director and stockholder	1,966,137	$0.15 to $0.82	December 2008 to June 2011

	5,930,419

(1) No expiration.

NOTE 6. STOCK-BASED COMPENSATION

Share-based compensation expense recognized under SFAS 123(R) for the three months and nine months ended September 30, 2007 was $94,633 and $293,664, respectively. Share-based compensation expense recognized under SFAS 123(R) for the three months and nine months ended September 30, 2006 was $157,008 and $338,689, respectively. Share-based compensation expense recognized in the Company's condensed consolidated statements of operations includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123.

NOTE 7. RELATED PARTY TRANSACTIONS

As of September 30, 2007, the Company had Convertible Debentures payable to an officer and director in the aggregate face amount of $150,000.

The Company subleased certain office space and incurred occupancy related costs under an agreement with UCA Global, Inc. ("Global"), an entity affiliated with a shareholder of the Company, whereby the Company paid rent and other occupancy costs based on the proportion of square footage occupied by the Company in Global's office facility. Rent and occupancy expenses incurred by the Company under this agreement, which commenced on May 20, 2005, during the nine months ended September 30, 2007 was $63,750, ($95,625 for the nine months ended September 30, 2006) and is included in selling, general and administrative expense on the accompanying statements of operations. The Company terminated the sublease arrangement effective June 2007 and has moved into a new office location.

NETFABRIC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the normal course of business, the Company performed services for an entity affiliated with the Company' stockholders, in the amount of $ 0 and $71,000 , respectively during the nine months ended September 30, 2007 and 2006. As of September 30, 2007 approximately $235,000 was owed to the Company, including amounts owed to UCA Services prior to the acquisition and a full allowance is provided due to uncertainty of the recovery of the amount.

NOTE 8. TECHNOLOGY LICENSE ACQUISITION

On August 11, 2006, the Company entered into an agreement with Utek Corporation ("Utek"), an unaffiliated specialty finance company focused on technology transfers, to acquire a technology license for intrusion detection software developed by a university. To facilitate the transfer of technology; Utek formed a subsidiary, Intrusion Detection Technologies, Inc. ("IDTI"). IDTI did not have any business operations and its assets consisted of cash and a license agreement with a university for intrusion detection software by the university. The Company acquired all of the outstanding shares of IDTI from Utek for consideration of 7,500,000 shares of the Company's common stock, including 375,000 shares assigned by Utek to its consultant. In addition, the Company had a consultant for the transaction to whom it paid $50,000 in cash and issued 750,000 shares of its common stock. The term of the license agreement is until the later of 15 years from the date of filing of the licensed patents or the expiration of the last patent.

The university requires a royalty in the amount of five percent of net sales of the licensed products. In the university requires certain minimum royalty payments from 2009 onwards.

On September 30, 2006, the Company determined the purchase price at $1,200,000 based on the estimated fair value of common stock issued of $1,650,00, net of cash acquired was allocated to the license agreement . Subsequently at December 31, 2006, the Company revised the purchase price. Pursuant to accepted valuation methodologies, the Company valued the transaction at $660,000, including related expense. Net of cash acquired ($500,000 prior to related expense); $160,000 was allocated to the licensing agreement. The cash paid to the consultant and the fair value of the shares issued to the consultant approximated $200,000, and was charged to selling general and administrative expenses during the year ended December 31, 2006. The Company anticipates further development and testing of the technology. Because of the uncertainties surrounding the ultimate commercial deployment of the technology and due to the technology not having alternative use, the Company charged the cost of the license agreement as in process research and development costs during the year ended December 31, 2006.

NOTE 9. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

	For the Nine Months
	ended September 30,
	2007	2006

Discount on revolving note relating to warrants		$513,820
Discount on convertible note relating to warrants		$918,923
Discount on convertible debt relating to beneficial conversion feature		$511,577
Issuance of common shares in connection with settlement of payables		35,000
Discount on April 2006 Convertible debentures related to common stock		$251,379
Discount on April 2006 Convertible Debentures related to beneficial conversion feature		$322,755
Discount on April 2006 Convertible Debentures related to warrants		$206,647
Discount on April 2007 Debenture related to warrants	$37,519
Amortization of debt discounts	$552,272	$2,600,572
Settlement on bridge loan with common stock		$500,000
Common stock issued for technology licensing acquisition		$1,650,000
Conversion on Convertible debenture issued to stockholder with common stock	$200,000	$130,000

NOTE 10. SUBSEQUENT EVENTS

In October 2007, the Company sold Debentures (the "Debentures") in the face amount of $200,000 to an individual. The Debentures bear interest at 8% and is due on January 18, 2008. In connection with the sale, the Company issued warrants to acquire an aggregate of 300,000 shares of its common stock with a nominal exercise price. The warrants expire in three years from the date of issuance.

The Company’s agreement with Laurus Master Fund, Ltd. (“Laurus”) had an over advance feature for $1,000,000 that expired on July 31, 2007. On October the Company and Laurus entered into an extensions agreement (the “Extension Agreement’). The Extension Agreement provides for the extension of the over advance feature until February 2009 .However, the over advance amount will reduce by $5,000 each month from November 2007 to February 2008 and by $50,000 each month from March of 2008.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report and reports included herein by reference. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

CORPORATE HISTORY

We were formerly known as Houston Operating Company and were incorporated in Delaware on August 31, 1989. On December 9, 2004, we entered into an Acquisition Agreement with all of the stockholders of NetFabric Corp., a Delaware corporation. NetFabric Corp. was incorporated in Delaware on December 17, 2002 and began operations in July 2003. At the closing, which occurred simultaneously with the execution of the Acquisition Agreement, we acquired all of the issued and outstanding capital stock of NetFabric Corp. from the stockholders in exchange for an aggregate of 32,137,032 newly-issued shares of our common stock. The acquisition was accounted for as a reverse merger whereby NetFabric Corp. was treated as the acquirer. On April 19, 2005, our name was changed from Houston Operating Company to NetFabric Holdings, Inc. and our stock symbol was changed from "HOOC" to "NFBH."

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

With minimal revenues from VoIP operations, we concluded that we could not implement our original business plan for VoIP operations within our resources or with the additional capital we could raise in the near term. On May 5, 2006, our Board of Directors decided that the Company should exit the hardware-based VoIP communications product line (including resale of transport services) that is targeted to SMBs. In accordance with Statement of Financial Accounting Standards (‘SFAS’) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS No. 144"), the results of operations from the VoIP business segment has been reclassified as discontinued operations for all periods presented. After the discontinuation of VoIP operations, our only operations are that of UCA Services.

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

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006:

Revenues. Revenues of the three months ended September 30, 2007, decreased by $916,682 or 20.1% compared to the same period of the prior year. For the nine months ended September 30, 2007, our revenues decreased by $935,622 or 7.2% compared to the same period of the prior year. The decreases in revenues were due to non replacement or non renewal of certain projects undertaken in 2006.

Direct employee compensation and consultant expenses. Excluding non-cash share based compensation, for the three months ended September 30, 2007, our direct employee compensation and consultant expenses decreased by $711,974 or 20.4% to $2,777,469. Excluding non-cash share based compensation, for the nine months ended September 30, 2007, our direct employee compensation and consultant expenses decreased by $446,445 or 4.6% to $9,238,156. Excluding non-cash share based compensation as a percentage of revenues our direct employee compensation and consultant expenses for the three and nine months ended September 30, 2007 were 76.4%, and 76.9%, respectively, compared to 76.6% and 74.8%, respectively, for the three and nine months ended September 30, 2006. The increase in employee compensation and consultant expenses as a percentage of revenues was due to the nature of projects performed in 2007.

Selling, general and administrative expenses.
Excluding non-cash share based compensation, our selling, general and administrative expenses decreased for the three months ended September 30, 2007 by $260,576, or 20.9%, to $986,769 compared to 2006. For the nine months ended June 30, 2007, our selling and administrative expenses decreased by $439,179 or 10.8% compared to the same period of the prior year. During the nine months ended September 30, 2007, we incurred approximately $162,000 in expenses ($240,000 including the fair value of shares of common stock issued) for an acquisition of an entity and the related financing. We terminated the acquisition related negotiation in April and the entire amount incurred was charged to operations during the three months ended March 31, 2007. The decreases in our selling, general and administrative expenses for the three months and nine months ended September 30, 2007 compared to the same period of prior year were due expense reductions implemented in the latter half of 2006 and the third quarter of 2007.

Depreciation and amortization.
For three months ended September 30, 2007, depreciation and amortization increased by $72,099 or 88.6%, to $153,466. For the nine months ended September 30, 2007, depreciation and amortization increased by $127,435 or 56.9% to $351,229. The increases were due to additional amortization of financing costs incurred for short term borrowings in 2007.

Amortization of debt discount.
Amortization of debt discount for the three months ended September 30, 2007 decreased by $181,345, or 49.8%, to $182,799. Amortization of debt discount for the nine months ended September 30, 2007 decreased by $2,048,300 or 78.8%. A significant amount of amortization of debt discount resulting from the allocation of value to certain equity instruments issued in connection with debt were amortized in 2006 and due to repayment of certain underlying debt, amortization of debt discount decreased in 2007. As of September 30, 2007, the aggregate unamortized debt discount was $1,029,649, which will be amortized and charged to operations over the term of the respective debt.

Interest expense.
For the three and nine months ended September 30, 2007, interest expense increased by $17,458 and $11, 393, respectively. Since borrowing levels and interest rates did not change materially there were no material variations in our interest expense.

Non-cash charge for dispute settlement. In January 2006, we entered into a termination agreement with a consultant. In connection with the termination, an officer, director and stockholder of the Company transferred 1,000,000 shares of our common stock owned by him to the consultant. We accounted for the settlement as an expense in our consolidated financial statements, as a non-cash charge for dispute settlements, based on the value of the option of $0.94 per share on the date of settlement, with a corresponding credit to contributed (paid-in) capital from the officer, director and stockholder during the year ended December 31, 2006. In February 2006, we entered into an amendment agreement with the former UCA Services shareholders. Pursuant to the amendment agreement, an officer, director and stockholder of the Company transferred 9,000,000 shares of our common stock owned by him to the former UCA Services shareholders. Since the settlement was not a contingency associated with the acquisition of UCA Services, we accounted for the shares transferred by the individual as an expense, based on the value of the shares on the settlement date, February 13, 2006.

Non-cash goodwill impairment. Pursuant to SFAS No. 142 “Goodwill and Other Intangibles Assets” (“SFAS No. 142”), we performed our annual testing of goodwill impairment in the second quarter of 2007. As a part of goodwill impairment testing, management reviewed various factors, such as the market price of our common stock, discounted cash flows from projected earnings and values of comparable companies to determine whether impairment exists. Based on this evaluation it was determined that the goodwill was impaired. The impairment was due to a continued decline our market capitalization during the past year and due to lower future cash flows expected to be generated by us due to working capital constraints. The implied value of the goodwill was $10,585,000 compared to a carrying value of $13,982,451, indicating an impairment of $3,397,451. The impairment loss was charged to operations during the three months ended June 30, 2007

Derivative Financial Instruments. In July 2005, we entered into an agreement pursuant to which we sold Cornell Capital Partners ("Cornell") secured convertible debentures (the "Cornell Debentures") in the aggregate principal amount of $1,000,000. In October 2005, we entered into a securities purchase agreement with Cornell whereby both parties agreed to amend and consolidate all of the convertible debentures issued to Cornell into one new secured convertible debenture in the principal amount of $1,658,160 ("October Convertible Debenture"). As a result of the change in the conversion terms of the October Convertible Debentures, on October 27, 2005, we determined that the embedded conversion feature of the October Cornell Debentures became subject to the provisions of SFAS No. 133. Therefore, we accounted for the embedded conversion feature as a liability in accordance with the guidance of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). Accordingly, we recorded the fair value of the embedded conversion feature of $784,784 as a non-current liability on the balance sheet as of October 27, 2005 and a portion of the amounts previously recorded to additional paid-in capital as part of the Original Cornell Debentures were reclassified from equity to liabilities. For the nine months ended September 30, 2006, we recorded a gain in value for derivative financial instruments of $336,352 related to the change in fair value of the embedded conversion feature, which is recorded in the accompanying unaudited condensed consolidated statement of operations. For the year ended December 31, 2005, we recorded a charge in value for derivative financial instruments of $2,131,109 related to the change in fair value of the embedded conversion feature. In February 2006, we paid the October Convertible Debenture (the "Cornell Repayment") and accordingly, the value of the embedded conversion future was reclassified to additional paid-in capital.

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

In May 2006, we entered into an agreement with Macrocom Investors LLC (“Macrocom”), whereby Macrocom converted a note issued by us in the principal amount of $500,000 into one million shares of our common stock. We issued Macrocom one million and five hundred thousand shares as additional consideration and the fair of value of the additional consideration of $1,1250,000 was charged to operations during the three months ended June 30, 2006.

In August 2007, we entered into an Agreement to Convert (“ Agreement”) with Fred Nazem, a stockholder. Pursuant to this Agreement, the stockholder agreed to convert $218,882 due to him in outstanding convertible debentures and accrued interest ($18,882) into 5,472,050 shares of common stock, including 4,900,394 shares as an inducement for conversion. The fair value of the inducement to convert approximated $539,000 and was charged to operations in the three months ended September 30, 2007 as debt extinguishment costs.

In process research and development. On August 11, 2006 we entered into an agreement with Utek Corporation ("Utek"), an unaffiliated specialty finance company focused on technology transfers, to acquire a technology license for intrusion detection software developed by a university. We anticipate further development and testing of the technology. Because of the uncertainties surrounding the ultimate commercial deployment of the technology and due to the technology not having an alternative use, we charged the cost of the license agreement of $1,200,000 as in process research and development costs during the three months ended September 30, 2006. Subsequently at December 31, 2006, the Company revised the purchase price. Pursuant to accepted valuation methodologies, the Company valued the transaction at $660,000, including related expense. Net of cash acquired ($500,000 prior to related expense); $160,000 was allocated to the licensing agreement. The cash paid to the consultant and the fair value of the shares issued to the consultant approximated $200,000, and was charged to selling general and administrative expenses during the year ended December 31, 2006.

Discontinued Operations.
On May 5, 2006, our Board of Directors decided to exit from the hardware-based VoIP communications product line (including resale of transport services) that is targeted to SMBs. In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS No. 144"), the results of operations from the VoIP business segment has been reclassified as discontinued operations for all periods presented. For the three months and nine months ended September 30, 2007, losses from discontinued operations were $0 and $53,398, respectively. For the three and nine months ended September 30, 2006, losses from discontinued operations were $0 and $474,411, respectively. Revenues from VoIP operations have been nominal in all periods presented and operating expenses are the losses reported.

Net loss.
As a result of the foregoing, for the three months ended September 30, 2007, net loss decreased by $943,258, or 44.5%, to a loss of $1,175,817, compared to a net loss of $2,119,075 in the three months ended September 30, 2006. For the nine months ended September 30, 2007, net loss decreased by $10,545,820 or 62.3% to a loss of $6,368,676 compared to a net loss of $16,914,496 in the nine months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, our working capital deficiency was $4,571,900, compared to a working capital deficiency of $3,767,282 on December 31, 2006. The increase in the working capital deficiency was principally due to operating losses. During the nine months ended September 30, 2007, our operating activities from continuing operations provided approximately $3,000 of cash, compared to approximately $612,000 used during the nine months ended September 30, 2006.

During the nine months ended September 30, 2007, our operating losses, after adjusting for non-cash items, utilized approximately $1,104,000 of cash, and working capital items provided approximately $1,107,000 of cash. The principal component of these working capital changes was an increase in our deferred revenues and accounts payable. During the nine months ended September 30, 2006, our operating losses, after adjusting for non-cash items, utilized approximately $1,269,000 of cash, and working capital items provided approximately $657,000 of cash.

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

The Company’s agreement with Laurus had an over advance feature for $1,000,000 that expired on July 31, 2007. On October the Company and Laurus entered into an extensions agreement (the “Extension Agreement’). The Extension Agreement provides for the extension of the over advance feature until February 2009 .However, the over advance amount will reduce by $5,000 each month from November 2007 to February 2008 and by $50,000 each month from March of 2008.

Our initial borrowing was approximately $2,300,000 and we utilized approximately $1,900,000 of the initial borrowing to repay all amounts owed to Cornell pursuant to the October Convertible Debenture, including a redemption premium. At September 30, 2007, our availability and borrowing with Laurus was approximately $2,821,000 (face amount).

At various dates between April and December of 2006, we sold seven Convertible Debentures in the aggregate face amount of $700,000. In January and February of 2007, we repaid five out of the seven 2006 Convertible Debentures in the aggregate face amount of $500,000. In December 2006, the Company, and the officer director and the stockholder agreed to extend the term of two of the 2006 Convertible Debentures in the face amount of $200,000 to April 30, 2007. In April the term was extended to August 31, 2007. In August 2007, we entered into an agreement with the stockholder to convert an aggregate amount of $200,000 in Convertible Debentures and accrued interest into shares of our common stock. See Note 4 to the unadudited condensed consolidated financials statements. In August the officer and director with $150,000 face amount of Convertible Debentures entered into an agreement with us to extend the maturity to December 2007.

In April 2007, we sold Debentures (the "Debentures") in the face amount of $200,000 to an individual. The Debentures bear interest at 8% and is due on July 12, 2007. In connection with the sale, the Company issued warrants to acquire an aggregate of 500,000 shares of its common stock at a nominal exercise price. The warrants expire in three years from the date of issuance. We repaid the Debenture in July 2007.

In order to meet our working capital requirements, we borrowed an aggregate of $570,000 from three individuals during the nine months ended September 30, 2007. We repaid $100,000 of the borrowing prior to September 30, 2007. The balance amounts are due at various dates between October and December 2007. In October 2007, we repaid $200,000 of the borrowings.

In order to execute our business plan and achieve our objectives for the near future, management believes it will require approximately $2,000,000 over the next 12 months for working capital. A significant amount of this will be used to satisfy our obligations, both from borrowing and vendor accounts payable, as they become due. Our ability to continue as a going concern and our future success are dependent upon our ability to raise capital in the near term to satisfy our current obligations. Management's plans in this regard include, but are not limited to, current discussions and negotiations with a number of additional financing alternatives, one or more of which management believes will be able to successfully close to provide the necessary working capital. There is no assurance that we will be successful in completing the financing. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Effective January 1, 2007, we adopted FIN No. 48 (“FIN 48”), A ccounting for Uncertainty in Income Taxes. FIN No. 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

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

ITEM 1. LEGAL PROCEEDINGS

The Company from time to time is involved in routine legal matters incidental to business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2007:

The Company issued 11,250,000 shares of common stock to three individuals and a company in private sale of common stock, including 2,500,000 shares to Fred Nazem, a stockholder.

The Company issued 5,472,050 shares of common stock to Fred Nazem, a stockholder, upon conversion of convertible debentures and accrued interest.

The Company issued 3,667,111 shares of the Company’s common stock upon exercise of warrants to Laurus.

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

Date: November 19, 2007	By:	/s/ Fahad Syed
Name: Fahad Syed Title: Chairman and Chief Executive Officer

By:	/s/ Vasan Thatham
Name: Vasan Thatham Title: Principal Financial Officer and Vice President