Form 10-K
period 2007-12-31
NETFABRIC HOLDINGS, INC
filed 2010-02-18
CIK 1083220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K
 (Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

for the fiscal year ended December 31, 2007

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

Commission File Number: 0-21419

NETFABRIC HOLDINGS, INC.
 (Name of Small Business Issuer in Its Charter)

Delaware	76-0307819
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

299 Cherry Hill Road, Parsippany, New Jersey	07054
(Address of Principal Executive Offices)	(Zip Code)

(973) 537-0077 (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.001 Par Value	Over-the-Counter Pink Sheets

Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files) Yes ☐ No ☒.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small r5eporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non- accelerated filer ☐	Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year. $16,223,871

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. $40,565 as of January 8, 2010.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.97,053,044 shares of Common Stock, $0.001 par value, outstanding as of  January  8, 2010.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

PART I

From time to time, including in this annual report on Form 10-K, NetFabric Holdings, Inc. (the "Company", "NetFabric", "our" or "we") may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, future operations, new products, research and development activities and similar matters. A variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, without limitation, the following: general economic and business conditions, both nationally and in our markets; our expectations and estimates concerning future financial performance, financing plans, acquisitions or mergers, and the impact of competition; our ability to implement our acquisition and growth strategy; anticipated trends in our business; advances in technologies; and, other risk factors set forth under "Risk Factors" beginning on page 16 in this report.

RECENT DEVELOPMENT

On August 24, 2009, the “Company” along with its wholly-owned subsidiary, NetFabric Technologies, Inc., d/b/a UCA Services, Inc. (“UCA”) and Fortify Infrastructure Services, Inc. (“Fortify) entered into Amendment No. 1 (“Amendment”) to the Option and Purchase Agreement  (“Option Agreement”) in connection with the closing of Fortify’s  purchase of all of the outstanding capital stock of UCA upon exercise of its option granted under the Option Agreement. Pursuant to the Amendment, among other things, the Secured Convertible Promissory Note in the principal amount of $5 million issued by UCA to Fortify was cancelled, releases of certain obligations of the parties were granted as specified in the Amendment , and the commencement date and measurement period for the earn-out and bonuses provided for in the Option Agreement were modified.

After the divesture of UCA, the Company does not have any operations.

On March 13, 2009, the Company along with its wholly-owned subsidiary, UCA entered into a Convertible Note Purchase Agreement dated March 12, 2009 with Fortify. Pursuant to the Convertible Note Purchase Agreement, Fortify purchased a Secured Convertible Promissory Note (the “Note”) from UCA in the principal amount of $5 million with the Company being a guarantor for UCA’s borrowings. Fortify, UCA and the Company also entered into the Option Agreement. Pursuant to the Option Agreement, Fortify has an option to acquire all of the outstanding shares of common stock of UCA.

The holders of a majority of the Company’s outstanding common stock had previously approved the terms of the Option Agreement by a written consent as detailed in the Company’s Definitive Schedule 14 C Information Statement filed with the Securities and Exchange Commission (the “SEC”) on July 9, 2009.

ITEM 1. DESCRIPTION OF BUSINESS

We were incorporated in the State of Delaware on August 31, 1989 as Houston Operating Company. On December 9, 2004, we acquired NetFabric Corporation ("NetFabric Corp.") and on April 19, 2005, we changed our name to NetFabric Holdings, Inc. On May 20, 2005, we acquired UCA.

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

Prior to our acquisition of NetFabric Corp., we did not have any operations, and we were a shell company whose primary business objective was to merge and become public. Immediately prior to the NetFabric Corp. acquisition, our directors were Wesley F. Whiting and Redgie Green. Our officers were, Wesley F. Whiting - President and Redgie Green - Secretary. The directors of NetFabric Corp. were Jeff Robinson (Chairman), Richard Howard and Charlotte Denenberg. The officers of NetFabric Corp. were, Jeff Robinson - Chief Executive Officer, Walter Carozza- Chief Financial Officer, Philip Barak - Vice President of Finance, and Victoria Desidero - Vice President of Marketing.

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

Our Services

We served  the information and communications needs of a wide range of Fortune 500 and SMB clients in the financial markets industry, as well as the pharmaceutical, health care and hospitality sectors. Our broad range of services included  (i) Managed Services (ii) Professional Services (iii) IT Infrastructure & Communications Services and Maintenance, and (iv) Application Development and Maintenance.

Managed Services

In Managed Services, we served clients seeking to outsource management of some or all of their IT applications. As a result, their internal management and staff are able to focus on projects that create and foster initiatives leading to a competitive advantage for their company. Our services in this area included  data center services, help desk and facilities management. We also provided  a fully managed suite for storage management, information protection (backup and recovery) and information optimization (archival services) from the data center to the desktop.

Professional Services

We provided a wide range of IT staffing services to clients in diversified vertical markets, including financial services, telecommunications, manufacturing, information technology, pharmaceutical, transportation and health care. Consultative and staffing resources may be used to undertake a role on a long-term strategic project or fill a short-term need for a technology skill set. We delivered qualified consultants and project managers for contract assignments and full-time employment across many technology disciplines. Areas of expertise included  project management, business analysis, systems architecture and design, database architecture and design, application code development, network engineering, quality assurance and testing.

IT Infrastructure & Communications Services

We provided customers with IT infrastructure (such as personal computers, printers, phone systems, networks, servers and switches) design, development, deployment services from project planning and implementation to full-scale network, server and workstation installations. We also provided an end-to-end solution for automating the deployment/version upgrades of desktop and server operating systems, including the associated packaging required to migrate a client's enterprise applications to computers across an organization quickly and reliably.

Application Development and Maintenance

We helped organizations plan, develop, integrate and manage custom applications software, packaged software and industry-specific software solutions. We offered applications development and maintenance-support solutions for our customers, including shared risk engagements and fully outsourced projects, managed quality assurance and testing services, including functional testing, compatibility tests, performance testing, regression testing and benchmarking. Benefits to clients using these services  included reduced costs, extended value of technology investments, information sharing and enhanced ability to adapt to market changes.

Sales and Marketing

We sold our IT services through a direct sales force located principally in the New York area. These sales associates, also known as client executives, were supported by sales support personnel.. We had approximately 10 sales associates and sales support personnel selling our IT services. We also had independent sales agents (non-employees), who sell our services on a commission basis. In addition, three large providers of software and solutions services marketed our services as a part of their sales effort to their customers where our services are part of an overall package. Our marketing strategy was to develop long-term partnership relationships with existing and new clients that will lead to us becoming a preferred provider of information technology services. We sought to employ a cross-selling approach, where appropriate, to expand the number of services utilized by a single client.

Competition

The information technology services industry is highly competitive and served by numerous international, national, regional and local firms, all of which are our existing or potential competitors. Our primary competitors were software consulting and implementation firms, applications software firms, service groups of computer equipment companies, general management consulting firms, programming companies, offshore firms and temporary staffing firms, as well as the internal information technology staff of our clients. We believed that the principal competitive factors in the information technology services industry include the range of services offered, cost, technical expertise, responsiveness to client needs, speed in delivering information technology solutions, quality of service and perceived value. A critical component of our ability to compete in the marketplace was our ability to attract, develop, motivate and retain skilled professionals. We believed  that we can compete favorably in hiring such personnel by offering competitive compensation packages and attractive assignment opportunities. Many of our competitors had stronger brand recognition and significantly greater financial, technical, marketing and other resources than we did Our share of the market compared to theirs was too small to quantify.

Seasonality

Our business was affected by the seasonal fluctuations in corporate IT expenditures. Generally, expenditures were lowest during the first quarter of the year when our clients are finalizing their IT budgets. In addition, our quarterly results fluctuated depending on, among other things, the number of billing days in a quarter and the seasonality of our clients' businesses. Our business was also affected by the timing of holidays and seasonal vacation patterns, generally resulting in lower revenues and gross margins in the fourth quarter of each year. In addition, we experienced an increase in our cost of sales and a corresponding decrease in gross profit and gross margin in the first quarter of each year as a result of resetting certain state and federal employment tax salary limitations.

Major Customers/ Clients

We derived a significant portion of our service revenue from a limited number of corporate clients. Our two largest clients for the year ended December 31, 2007 accounted for 39% and 10%, respectively, of our revenues. The volume of work we performed for specific clients may vary from year to year, particularly since we typically were not the only outside service provider for our clients. Thus, a major client in one year may not provide the same level of revenue in a subsequent year. In certain cases, clients have reduced their spending on IT services due to economic conditions and consequently have reduced the volume of business from us.

Employees

As of December 31 2007, we had 75 employees, including 24 employees and 51 billable consultants. We have 10 employees in sales, 8 in service/products delivery management, and 6 in executive and administrative positions. In addition to the 51 billable consultants who are employees, we utilize the services of approximately 100 to 125 billable independent contractors.

As of April 1, 2008, we have not filed annual, quarterly or periodic with the Securities and Exchange Commission (the "SEC"). Prior to April 1, 2008, we filed annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC").The public may read and copy any materials that we have filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains the reports, proxy and information statements and other information regarding the Company that we have filed electronically with the SEC. The address of the SEC's Internet site is http://www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

Description of Property
We do not own any real property. We lease our office space. The office space is located at 299 Cherry Hill Road, Parsippany, New Jersey.  The total office space is 6,500 square feet for a 64 month term through September of 2012, with an annual rent of approximately $130,000.

We also have another leased office space in St. Louis, Missouri through March 2010. This office space is for approximately 1,000 square feet with an annual rent of approximately $16,000. The Company believes that the leased office spaces are adequate and in good condition.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to, nor is any of our property the subject of, any pending legal proceedings other than routine litigation that is incidental to our business.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was quoted on the NASD's Over-the-Counter Bulletin Board ("OTCBB") under the trading symbol "NFBH". Our common stock has been quoted on the NASD's OTCBB since March of 2001. On April 19, 2005, our name was changed from Houston Operating Company to NetFabric Holdings, Inc. and our stock symbol was changed from "HOOC" to "NFBH".  Our common stock has been quoted on the Pink Sheets under the ticker symbol “NFBH” since May 7, 2008.

The following table sets forth the high and low bid prices for our common stock for the periods indicated as reported by the NASDAQ OTCBB. The source of this data is Bloomberg Profession Services.  The data does not reflect inter-dealer prices and the quotations are without retail mark-ups, mark-downs or commissions, may not represent actual transactions, and have not been adjusted for stock dividends or splits.

	High	Low

YEAR ENDING DECEMBER 31, 2007
First Quarter	$0.14	$0.12
Second Quarter	$0.10	$0.10
Third Quarter	$0.11	$0.11
Fourth Quarter	$0.08	$0.07

YEAR ENDED DECEMBER 31, 2006
First Quarter	$0.95	$0.68
Second Quarter	$0.90	$0.35
Third Quarter	$0.33	$0.09
Fourth Quarter	$0.12	$0.10

As of January 8, 2010, the number of stockholders of record was approximately 467 (excluding beneficial owners and any shares held in street name or by nominees).

In the past three years, we have not paid any dividends upon our common stock. The payment of common stock dividends, if any, in the future rests within the discretion of our Board of Directors and will depend upon, among other things, our earnings, capital requirements and financial condition, as well as other relevant factors. Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

During the three months ended December 31, 2007:

We issued two individuals warrants to acquire 390,000 shares of our common stock at an exercise price of $0.01 per share as additional consideration for borrowings from them pursuant to promissory notes issued by the Company.

The foregoing shares were issued pursuant to exemptions from registration under Sections 3(a)(9) and 4(2) of the Securities Act of 1933.

Equity Plan Compensation Information

The following table sets forth information as of December 31, 2007 regarding compensation plans under which our equity securities are authorized for issuance.

			Number of Securities
			Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans(1)	6,225,085	$0.41	2,774,915
Equity compensation plans not approved by
equity holders(2)	6,320,419	0.44	0
Total	12,545,504		2,774,915

(1) Pursuant to our 2005 Stock Option Plan.

(2) Outstanding warrants to acquire shares of common stock. The warrants expire at various times through 2011.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Our independent registered public accounting firm has indicated in their report, dated  May 11, 2009, on our December 31, 2007 financial statements since we have experienced net losses since inception and have a working capital deficiency their report indicates that these matters raise substantial doubt about our ability to continue as a going concern. Our plan with regard to this matter is discussed elsewhere in this document. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

OVERVIEW OF UCA SERVICES BUSINESS

UCA Services derived revenues primarily from managed IT services, professional services, application development services and business process management services. Service arrangements with customers were generally on a time and material basis or fixed-price, fixed-timeframe revenue basis. UCA Services principal operating expenses were direct employee costs, consultant expenses and selling, general and administrative expenses. The principal components of selling, general and administrative expenses were salaries of sales and support personnel, and office rent. Direct employee costs and consultant expenses were comprised primarily of the costs of consultant labor, including employees, subcontractors and independent contractors, and related employee benefits. Approximately 50% of our consultants were employees and the remainder are subcontractors and independent contractors.

We compensated  most of our consultants only for the hours that we bill to our clients for projects undertaken, which allowed us to better match our labor costs with our revenue generation. With respect to our consultant employees, we were responsible for employment-related taxes, medical and health care costs and workers' compensation. Labor costs are sensitive to shifts in the supply and demand of IT professionals, as well as increases in the costs of benefits and taxes.

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

Comparison of Years Ended December 31, 2007 and 2006:

Revenues.

Revenues for the year ended December 31, 2007, decreased by $1,375,432 or 7.8% over the prior year. The decreases in revenues were due to non replacement or non renewal of certain projects undertaken in 2006.

Direct employee compensation and consultant expenses.

Excluding non-cash share based compensation, for the year ended December 31, 2007, our direct employee compensation and consultant expenses decreased by $847,147 or 6.40% to $12,482,919. The decrease was due to decreased revenues in 2007. Excluding non-cash share based compensation as a percentage of revenues our direct employee compensation and consultant expenses was 76.9%, compared to 75.7% in 2006. The increase in employee compensation and consultant expenses as a percentage of revenues was due to the nature projects performed in 2007.

Selling, general and administrative expenses.

Excluding non-cash share based compensation, our selling, general and administrative expenses decreased for the year ended December 31, 2007 by $1,003,302, or 17.7%, to $4,662,684. The decreases in our selling, general and administrative expenses in  2007 compared to 2006 was due expense reductions implemented in the latter half of 2006 and the third quarter of 2007.

Amortization of debt discount.

Amortization of debt discount for the year ended December 31, 2007 decreased by $2,061,278, or 73.1%, to $758,011. A significant amount of amortization of debt discount resulting from the allocation of value to certain equity instruments issued in connection with debt were amortized in 2006 and due to repayment of certain underlying debt, amortization of debt discount decreased in 2007. At December 31, 2007, the aggregate unamortized debt discount was $855,162, which will be amortized and charged to operations over the term of the respective debt.

Depreciation and amortization.

For the year ended December 31, 2007, depreciation and amortization decreased by $27,908, or 8.1%, to $316,938.

Debt issuance costs.

The Company paid approximately $282,005 fees in connection with its short term fees during the year ended December 31, 2007 and were charged to operation. In 2006, the Company did not have any material amounts paid as fees for short term borrowings.

Interest expense.

For the year ended December 31, 2007, interest expense decreased by $1,304, or 0.4%, to $315,135.Since the borrowings and interest levels were generally at the same levels in 2007, interest expense did not vary significantly.

Derivative Financial Instruments.

In July 2005, we entered into an agreement pursuant to which we sold Cornell Capital Partners ("Cornell") secured convertible debentures (the "Cornell Debentures") in the aggregate principal amount of $1,000,000. In October 2005, we entered into a securities purchase agreement with Cornell whereby both parties agreed to amend and consolidate all of the convertible debentures issued to Cornell into one new secured convertible debenture in the principal amount of $1,658,160 ("October Convertible Debenture"). As a result of the change in the conversion terms of the October Convertible Debentures, on October 27, 2005, we determined that the embedded conversion feature of the October Cornell Debentures became subject to the provisions of SFAS No. 133. Therefore, we accounted for the embedded conversion feature as a liability in accordance with the guidance of EITF 00-19, "Accounting for Derivative Financial Instruments.
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

On May 24, 2006, we entered into a Waiver and Agreement to Convert (the "Waiver Agreement") with Macrocom Investors LLC ("Macrocom"). Pursuant to the Waiver Agreement, Macrocom agreed immediately to convert a note issued by us due on October 10, 2006 in the principal amount of $500,000 (the "Note"), including all interest accrued thereon, into 1,000,000 shares of restricted common stock of the Company. In addition, Macrocom and we agreed to waive and release each other from any claims in connection with the Note and all other agreements executed to date between Macrocom and us. In exchange for the waiver and the early conversion, we agreed to issue an additional 1,500,000 shares of restricted common stock to Macrocom. The fair value of the additional consideration was $1,125,000 and the amount was charged to operations during the year ended December 31, 2006 as debt extinguishment costs.

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

Goodwill impairment

Pursuant to SFAS No. 142 “Goodwill and Other Intangibles Assets,” (“SFAS No. 142”), the Company performed its annual testing of goodwill impairment in the second quarter of 2007. As a part of goodwill impairment testing, management reviewed various factors, such as the market price of the Company’s common stock, discounted cash flows from projected earnings and values of comparable companies to determine whether impairment exists. Based on this evaluation it was determined that the goodwill was impaired.   The impairment was due to a continued decline in our market capitalization during the past year, and due to lower future cash flows expected to be generated by the business due to working capital constraints. The implied value of the goodwill was $10,585,000 compared to a carrying value of $13,982,451, indicating an impairment of $3,397,451. The impairment loss was charged to operations during the three months ended June 30, 2007.

We evaluated our business conditions and future strategic direction including the delisting of its common shares from trading on the Bulletin Board (“OTCBB”) and concluded that an interim testing of goodwill is warranted at December 31, 2007. As a part of the interim goodwill impairment testing, management reviewed various factors and used a market approach (comparison of financial data for publicly traded companies engaged in similar lines of business) to determine whether impairment exists. Based on this evaluation, it was determined that the goodwill was impaired. The impairment was, in part, due to decreased values of comparable companies. The implied value of goodwill was $5,704,000 compared to carrying value of $10,585,000, indicating an impairment of $4,881,000. The additional impairment loss was charged to operations during the three months ended December 31, 2007. In total an impairment loss of $8,278,451 was charged to operations during the year ended December 31, 2007.

Discontinued Operations.

On May 5, 2006, our Board of Directors decided to exit from the hardware-based VoIP communications product line (including resale of transport services) that is targeted to SMBs. In accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS No. 144"), the results of operations from the VoIP business segment has been reclassified as discontinued operations for all periods presented. For the year ended December 31, 2006, loss from discontinued operations decreased by $421,013, or 88.7%, from$474,411 in the prior year. The decreases were due to our scaling back of VoIP operations in 2006 and eventual exit from the business during 2006. Revenues from VoIP operations have been nominal in all periods presented and operating expenses are the losses reported.

Net loss.

As a result of the foregoing, for the year ended December 31, 2007, net loss decreased by $5,259,399, or 30.8%, to a loss of $11,810,610, compared to a net loss of $17,070,009 in the year ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2007, our working capital deficiency was $4,937,149, compared to a working capital deficiency of $3,767,282 on December 31, 2006. The increase in the working capital deficiency was principally due to operating losses. During the year ended December 31, 2007, our operating activities from continuing operations used approximately $266,000  of cash, compared to approximately $1,019,000 used during the year ended December 31, 2006.

During the year ended December 31, 2006, our operating losses, after adjusting for non-cash items, utilized approximately $1,237,000 of cash, and working capital items provided approximately $970,000 of cash. The principal component of these working capital changes was an increase in our accounts payable and decrease in accounts receivable. During the year ended December 31, 2006, our operating losses, after adjusting for non-cash items, utilized approximately $1,715,000 of cash, and working capital items used approximately $690,000 of cash.

In July 2007, we sold an aggregate of 11,250,000 shares of our common stock, par value $0.01 (the “Common Stock”) to four investors, for an aggregate purchase price of $450,000, including $100,000 from Fred Nazem, a stockholder of the Company.

During the year ended December 31, 2007, we borrowed an aggregate of $1,170,00 from five individuals, including $50,000 from a officer and director and repaid $200,000 of that prior to December 31, 2007. The amount outstanding as of December 31, 2007 is $970,000 and is due at various dates between January and February 2008. In January and February 2008, we repaid an aggregate amount of $620,000. The borrowings are unsecured and bear nominal interest. The Company paid financing costs of $282,005 to third parties and lenders and this amount is being amortized over the term of the borrowings. In 2007, $282,005 was charged to operations as amortization of debt issuance costs. With respect to the borrowings from the officer and director the Company did not pay any financing costs.

In connection with the borrowings, we issued the lenders warrants to acquire an aggregate of 890,000 shares of our common stock. The warrants expire in three years from the date of issuance. The relative fair value of the warrants approximated $68,668 and was recorded as additional discount and is being amortized over the borrowings. For the year ended December 31, 2007, $68,668, of debt discount was accreted and recorded as amortization of debt discounts. With respect to the borrowings from the officer and director, the Company did not issue any warrants.

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

Our initial borrowing was approximately $2,300,000 and we utilized approximately $1,900,000 of the initial borrowing to repay all amounts owed to Cornell pursuant to the October Convertible Debenture, including a redemption premium. At December 31, 2007, borrowing with Laurus was approximately $2,777,000 (face amount).

In October 2007, we entered into an extensions agreement with Laurus (the “Extension Agreement’). The Extension Agreement provides for the extension of the over advance feature until February 2009 .However, the over advance amount will reduce by $5,000 each month from November 2007 to February 2008 and by $50,000 each month from March of 2008.

In 2006, we sold eight Convertible Debentures (the " 2006 Convertible Debentures") in the face amount of $800,000 to six individuals (the "Debenture Holders" or a "Debenture Holder") including $150,000 face value to an officer and director, and $50,000 face value to a stockholder of the Company. The 2006 Convertible Debentures bear interest at 8% and were for a term of three months. At the option of the Debenture Holders, the 2006 Convertible Debentures can be converted into shares of the Company's common stock at a conversion price of $.50 per share. In connection with the sale, we issued warrants to three Debenture Holders to acquire an aggregate of 750,000 shares of its common stock with a nominal exercise price. The warrants expire in three years from the date of issuance. The remaining three Debenture Holders received an aggregate of 225,000 shares of our common stock as additional consideration.

The Company used part of the proceeds from the sale of the 2006 Debentures to repay $500,000 due to the Macrocom Investors, LLC ("Macrocom") pursuant to a debenture issued in July of 2005.

In 2006, we repaid one 2006 Convertible Debenture in the face amount of $100,000. The Company and the Debenture holders agreed to extension of the term of duration by months on two occasions in 2006. In exchange for the extension we issued the holders an aggregate of 350,000 shares of our common stock and warrants to acquire an aggregate of 600,000 shares of our common stock with a nominal exercise price.  The warrants expire in three years from the date of issuance. No consideration was issued for the extension with respect to the 2006 Convertible Debentures issued to the officer and director and to the stockholder. In January and February of 2007, we repaid five of the seven 2006 Convertible Debentures in the aggregate face amount of $500,000.

In December 2006, we agreed with the officer and director and the stockholders to extend the term of two of 2006 Convertible Debentures in the face amount of $200,000 to April 30, 2007. The term of the Convertible Debenture due to the officer and director was extended to December 31, 2007 was repaid in 2008. In August 2007, we and the stockholder entered into an agreement to convert $50,000 face amount of 2006 Convertible Debentures into shares of the Company’s common stock as described below.

On June 8, 2006, we sold a Convertible Debenture in the face amount of $150,000 to a stockholder (the "Stockholder Convertible Debenture"). The Stockholder Convertible Debenture bears interest at 8% and was due on August 4, 2006. At the option of the holder, the Stockholder Convertible Debenture can be converted into shares of our common stock at a conversion price of $.50 per share. In connection with the sale, we issued 300,000 shares of our common stock as additional consideration.

In August 2007, we entered into an Agreement to Convert (the “Agreement”) with Fred Nazem, a stockholder. Pursuant to this Agreement, the stockholder agreed to convert $218,882 due to him in outstanding convertible debentures and accrued interest of $18,882 into 5,472,050 shares of common stock, which includes 4,900,394 shares as an inducement for conversion.  The principal amount of $200,000 consisted of $150,000 of Stockholder Convertible Debenture and $50,000 of 2006 Convertible Debenture. The fair value of the inducement to convert approximated $539,000 and was charged to operations during the year ended December 31, 2007 as debt extinguishment costs.

We evaluated several options for obtaining financing to fund our working capital requirements and to retire our debt upon maturity. We had approximately $3.8 million debt that was due in the first quarter of 2009. After several discussions and negotiations, we concluded that the most viable option would be to sell the operations of UCA Services. This would not only provide us financing but also enable UCA Services to grow to its optimal potential with appropriate financial backing.

On March 12, 2009, we along with our wholly-owned subsidiary, NetFabric Technologies, Inc., d/b/a UCA Services, Inc. (“UCA”) entered into a Convertible Note Purchase Agreement with Fortify Infrastructure Services, Inc. (“Fortify). Pursuant to the Convertible Note Purchase Agreement, Fortify purchased a Secured Convertible Promissory Note (the “Note”) from UCA in the principal amount of $5 million with the Company being a guarantor for UCA’s borrowings.

The Note has a six-month term, and bears interest at 8% per annum, compounded annually. The Note is secured by   (i)   all of the assets of UCA and the Company, and (ii) all of the equity securities of UCA currently owned or hereafter acquired by the Company. At the exclusive option of Fortify, Fortify may convert the entire principal amount of, and accrued and unpaid interest on, the Note into shares of Series A Preferred Stock of UCA.  The conversion price shall be at a price equal to the price per share reflecting a valuation of UCA equal to $5 million, on an as-converted basis.

Fortify, UCA and the Company also entered into a Credit Agreement whereby Fortify agreed to provide UCA a revolving line of credit of up to $1 million for working capital purposes. Amounts borrowed under the line of credit are secured by   (i)   all of the assets of UCA and the Company and (ii) all of the equity securities of UCA currently owned or hereafter acquired by the Company.

 Fortify, UCA and the Company also entered into an Option and Purchase Agreement (“Option Agreement’). Pursuant to the Option Agreement, Fortify has an option to acquire all of the outstanding shares of common stock of UCA upon effectiveness of this Information Statement.  Upon exercise of the Option by Fortify, we will (a) receive an aggregate purchase price of $500,000, less the amount of accrued and unpaid interest, if any, on the Note, and (b) be released from the guaranty obligations of the Note. The Company and certain employees of UCA will also be eligible to receive earn-out payments in connection with the closing of the Option based upon achievement of certain financial thresholds during a 24-month period following the closing.

We used approximately $3 million from the proceeds of the Note to repay all amounts owed to Laurus Master Fund. The balance of the proceeds was used for repayment of debt, other payables and for working capital purposes.

On August 24, 2009, we along with our wholly-owned subsidiary, UCA and Fortify entered into Amendment No. 1 (“Amendment”) to the Option and Purchase Agreement (“Option Agreement”) in connection with the closing of Fortify’s  purchase of all of the outstanding capital stock of UCA upon exercise of its option granted under the Option Agreement. Pursuant to the Amendment, among other things, the Secured Convertible Promissory Note in the principal amount of $5 million issued by UCA to Fortify was cancelled, releases of certain obligations of the parties were granted as specified in the Amendment , and the commencement date and measurement period for the earn-out and bonuses provided for in the Option Agreement were modified.

After the divesture of UCA, we will have no operations. However, the Company will be debt free. We will explore strategic alternatives, including merging with another entity. Currently, we do not have any agreement or understanding with any entity and there is no assurance that such a transaction will ever be consummated.

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

Fair Value of Financial Instruments

The fair value of the Company's assets and liabilities that qualify as financial instruments under Statement of Financial Accounting Standards ("SFAS") No. 107 "Disclosure about Fair Value of Financial Instruments", presented in the consolidated balance sheet as of December 31, 2007 approximate their carrying amounts.

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

WHILE ATTEMPTING TO IDENTIFY A SUITABLE CANDIDATE, WE WILL INCUR FURTHER EXPENSES THAT CURRENTLY CANNOT BE SPECIFIED.

Our Board assumes that we will be able to identify as merger candidates privately held companies with attractive business prospects that have the potential to increase stockholder value to a greater extent than our current business. At this time, the Board has not identified a definitive candidate. Following the sale of UCA, the Company will no longer have any full-time employees. However, the Board of Directors will continue to serve and, along with the present Chief Executive Officer, is charged with identifying a target company to acquire. Without full-time employees, it may take a significant amount of time to identify a suitable candidate for a business combination with us. During such time, we will have further expenses such as general legal and accounting/auditing fees, none of which can be specified at this time, but will deplete our financial resources and thereby make it more difficult for the Company to identify a suitable candidate for a business combination on satisfactory terms, if at all.

WE MAY NOT BE ABLE TO ACQUIRE A COMPANY WITH ONGOING BUSINESS OPERATIONS.

Our Board believes that privately held companies will be interested in a merger with our Company that, after the sale of UCA, would allow the private company to "go public," i.e., have publicly traded securities without an initial public offering. However, many private companies seeking to "go public" may prefer an initial public offering to a merger with a public shell (a public traded company with no operating business). Moreover, the Securities and Exchange Commission typically evaluates the merger of a public shell with a private company. This can be a time-consuming and cost-intensive review process for the parties involved in the merger that could discourage privately held companies from any transaction with a public shell. If, subsequent to the sale of UCA, we are not able to merge with an operating company, whether a privately held company or a company subject to the reporting obligations of the Securities Exchange Act from 1934, our financial reserves will most likely not be sufficient for us to start any kind of operating business on our own. Therefore, there can be no guarantee that we will operate any business after the sale of UCA.

WE DO NOT KNOW WHICH BUSINESS WE WILL OPERATE IN THE FUTURE, IF ANY.

As described above, we do not know which business, if any, we will be operating in the future, subsequent to a sale of UCA. Even if we are able to commence new business operations, there can be no guarantee that we will be successful.

"GOING CONCERN" QUALIFICATION IN AUDIT OPINION.

The Company received a report from its independent registered public accounting firm for the year ended December 31, 2007, containing an explanatory paragraph stating that the Company's recurring losses from continuing operations and the Company's intention to sell its sole operating business raise substantial doubt about the Company's ability to continue as a going concern during the twelve months ending December 31, 2008.

LIQUIDITY RISK: THERE MAY NOT BE ADEQUATE RESOURCES TO FUND THE OPERATIONS OF THE COMPANY.

There is no assurance that the future expenses of the Company (including the expenses of maintaining the Company as a public company under SEC regulations) will not be greater than anticipated, and that, as a result, a liquidity problem may arise as we may have insufficient funds to operate any business.

OUR PRINCIPAL STOCKHOLDERS CAN CONTROL OUR BOARD OF DIRECTORS

Five of our principal stockholders, including directors and officers, own approximately 63.2% of our outstanding common stock. They can effectively elect a majority of our directors and thereby control our management.

IF WE DO NOT MAKE FUTURE FILINGS WITH THE SEC IN A TIMELY MANNER, OUR STOCKHOLDERS MAY BE NEGATIVELY AFFECTED.

As of April 1, 2008 , we have not filed any annual, quarterly or periodic reports with the SEC and received notice from the OTC that we were not in compliance with its rules, which require timely filing of periodic reports in order to maintain our continued quotation on the bulletin boa r d. As a result, the Company’s common stock is currently quoted on the Pink Sheets. Future delays in the filing of timely periodic reports may negatively affect the quotation of our common stock. As a consequence, an investor could find it more difficult t o dispose of, or to obtain quotations as to the price of, our common stock, and the liquidity of the Company ’ s common stock will be greatly reduced.  In addition, the lack of regular current filings may affect the value of the share price since it may be difficult for a shareholder to evaluate properly the Company’s performance and future prospects. Furthermore, the Company could be subject to enforcement action by the SEC if it does not file its periodic reports.

ITEM 8. FINANCIAL STATEMENTS

Reference is made to page F-1 herein for the Index to the Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported in the Company's Form 8-K filed on January 26, 2007, the Board of Directors of the Company dismissed  J.H. Cohn LLP (‘JHC”) as the Independent Registered Public Accounting Firm of the Company on January 24, 2007.

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

On December 4, 2007, the Company was notified that certain of the partners of Goldstein Golub Kessler LLP (GGK), became partners of McGladrey & Pullen, LLP in a limited asset purchase agreement and that GGK resigned as independent registered public accounting firm for the Company.  McGladrey & Pullen, LLP was appointed as the Company’s new independent registered public accounting firm.

The audit report of GGK on the consolidated financial statements of NetFabric Holdings, Inc. and subsidiaries as of and for the year ended December 31, 2006 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. GGK's December 31, 2006 audit report relating to GGK's audit of Company's financial statements for the fiscal year ended December 31, 2006 included an emphasis paragraph relating to an uncertainty as to the Company's ability to continue as a going concern.

The decision to engage McGladrey & Pullen, LLP was approved by the board of directors, effective December 4, 2007.

During the Company’s most recent fiscal year ended December 31, 2006 and through December 4, 2007, the Company did not consult with McGladrey & Pullen, LLP on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and McGladrey & Pullen, LLP did not provide either a written report or oral advice to the Company that McGladrey & Pullen, LLP concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

In connection with the audit of the Company's consolidated financial statements for the fiscal year ended December 31, 2006 and through December 4, 2007, there were: (i) no disagreements between the Company and GGK on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of GGK, would have caused GGK to make reference to the subject matter of the disagreement in their report on the Company's financial statements for such year, and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Such controls and procedures, by their nature, can provide only reasonable assurance regarding management’s control objectives.

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Principal Financial Officer, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of December 31, 2007. However, disclosure controls were not effective because the Company did not file this report on a timely basis.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the chief executive officer and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names and positions of our executive officers and directors. Our directors serve for one year or until successors are elected and qualify. Our Board of Directors elect our officers, and their terms of office are at the discretion of the Board, except to the extent governed by an employment contract.

As of  January  8, 2010, our directors and executive officers, their age, positions, the dates of their initial election or appointment as directors or executive officers, and the expiration of their terms are as follows:

Name	Age	Position	With Company Since
Fahad Syed	41	Chairman and Chief Executive Officer	May 2005

Vasan Thatham	51	Chief Financial Officer	June 2005

Charlotte G. Denenberg	61	Director	November 2004

Joseph Perno	66	Director	April 2006

Below are the biographies of each of our officers and directors as of  January 8, 2010.

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

Code of Ethics

On March 3, 2005, we adopted a Code of Ethics (the "Code") that applies to the Company, our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The text of the Code will be provided, without charge, upon request sent to our Secretary at 299 Cherry Hill Road, Parsippany, NJ 07054.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires a company's directors, officers and stockholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, collectively referred to herein as the Reporting Persons, to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the company's equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). Based solely on our review of the copies of such reports and upon written representations of the Reporting Persons received by us, we believe that all Section 16(a) filing requirements applicable to such Reporting Persons have been met for 2007.

ITEM 11. EXECUTIVE COMPENSATION

 The following table sets forth information regarding all cash and non-cash compensation earned by or paid to all of the executive officers of the Company who served during the fiscal year ended December 31, 2007 and 2006, for services in all capacities to the Company:

Summary Compensation Table

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards(3)	Compensation	Earnings	Compensation	Total
Name and Principal Positlion	Year	($)	($)	($)	($)	($)	($)	($)	($)

Fahad Syed	2007	335,000							335,000
Chief Executive Officer (1)	2006	195,336							195,336

Jeff Robinson	2006	96,756							96,756
Chief Executive Officer (2)

Vasan Thatham	2007	150,000			80,124				230,124
Chief Financial Officer (3)	2006	147,053			80,124				227,177

(1) Effective May 5, 2006, Fahad Syed was appointed CEO and elected Chairman.
(2) Effective May 5, 2006, Jeff Robinson resigned as Chairman and CEO of the Company.
(3) Value of option awards is the dollar amount recognized for financial statements reporting purposes with respect for fiscal year 2007 and 2006 . See Note 11 to Consolidated Financial Statements.

Employment Agreements

UCA entered into an employment agreement with Fahad Syed in June of 2003 which will expire in May 2008, subject to automatic successive one year renewals unless either the Company or Mr. Syed give notice of intention not to renew the agreement. The agreement provides for an annual base salary of $150,000, with specified annual increases to the base salary. Pursuant to the employment agreement, if we terminate Fahad Syed's employment without cause or good reason, as defined in the employment agreement, we are obligated to pay a termination benefit equal to the remaining annual base salary during the initial term of the employment agreement. In June of 2008, UCA and Mr. Syed entered into a new employment agreement for a term of three years. The new agreement provided for an annual base salary of $250,000 with specified increases and bonus based on the Company’s financial performance. . Pursuant to the new employment agreement, if the Company terminates the officer's employment without cause or good reason, as defined in the new employment agreement, the Company will be obligated to pay a termination benefit equal to the remaining annual base salary during term of the new employment agreement.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Equity
								Equity	Incentive
								Incentive	Plan
								Plan	Awards:
								Awards:	Market or
			Equity					Number of	Payout
			Incentive					Unearned	Value of
	Number of		Plan Awards:				Market	Shares,	Unearned
	Securities	Number of	Number of			Number of	Value of	Units or	Shares,
	Underlying	Securities	Securities			Shares or	Shares or	Other	Units or
	Unexercised	Underlying	Underlying			Units of	Units of	Rights	Other
	Options	Unexercised	Unexercised	Option	Option	Stock That	Stock That	That Have	Rights That
	(#)	Options (#)	Unearned	Exercise	Expiration	Have Not	Have Not	Not Vested	Have Not
Name	Exercisable	Unexercisable	Options (#)	Plan ($)	Date	Vested (#)	Vested ($)	(#)	Vested ($)
Fahad Syed	-	-	-	-	-	-	-	-	-
(CEO)
Vasan Thatham	150,000	150,000	-	$1.40	06/22/15	-	-	-	-
(CFO)

Compensation Of Directors

The following table sets forth information with respect to director's compensation for the fiscal year ended December 31, 2007.

DIRECTORS COMPENSATION

Fees
Earned
	or			Non-Equity	Nonqualified
	Paid			Incentive	Deferred
	in	Stock	Option	Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)		($)	($)

Charlotte G. Denenberg (1)	$12,000		$-				$12,000

Joseph Perno (1 & 2)	$12,000		$34,874				$46,874

(1) Cash payments made in fiscal year 2007.

(2) Value of option awards is the dollar amount recognized for financial statements reporting purposes with respect for fiscal year 2007. See Note 11 to Consolidated Financial Statements.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The table below sets forth information with respect to the beneficial ownership of our common stock as of January 8, 2010 for (i) persons who own more than 5% of our outstanding common stock; (ii) each of our directors or those nominated to be directors, and executive officers; and (iii) all of our directors and executive officers as a group.

Name and Address	Amount and Nature of		Percentage
of Beneficial Owner	Beneficial Ownership		of Class(1)
Fred Nazem	23,279,527	(2)	24.0%
44 East 73rd Street
New York, NY 10021

Faisal Syed	13,238,462		13.6%
12 Kings Brook Court
Mendham, NJ 07945

Mohamed Asif	13,238,462		13.6%
53 Burnet Hill Road
Livingston, NJ 07039

Fahad Syed	6,731,731		9.6%
c/o NetFabric Holdings, Inc
299 Cherry Hill Road
Parsippany, NJ 07054

Jeff Robinson	4,832,476		5.0%
Five Tomaselli Court
Ballston Spa, NY 12020

Vasan Thatham	300,000	(3)	*
c/o NetFabric Holdings, Inc.
299 Cherry Hill Road
Parsippany, NJ 07054

Charlotte G. Denenberg	125,000	(4)	*
c/o NetFabric Holdings, Inc.
299 Cherry Hill Road
Parsippany, NJ 07054

Joseph Perno	125,000	(4)	*
c/o NetFabric Holdings, Inc.
299 Cherry Hill Road
Parsippany, NJ 07054

Laurus Master Fund, Ltd.	5,221,393	(5)	5.3%
c/o Laurus Capital Management, LLC
335 Madison Avenue
New York, NY 10017

All Directors and Executive
Officers as a Group (4 persons)	7,281,731	(6)	7.5%

* Less than 1%.
(1) Applicable percentage of ownership is based on 97,053,044 shares of common stock outstanding as of January  8, 2010 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of January 8,, 2010 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Includes 6,592,212 shares held by the Fred F. Nazem Children's Trust, whose trustees are Alexander Nazem, Farhad Nazem and Sohelya Gharib. Fred Nazem disclaims beneficial ownership of these securities.

(3) Includes 300,000 shares issuable upon exercise of options.

(4) Includes 125,000 shares issuable upon exercise of options.

 (5) Includes  554,282 shares issuable upon exercise of warrants.  Laurus Capital Management, LLC manages Laurus Master Fund Ltd. Eugene Grin and David Grin, through other entities, are the controlling principals of Laurus Capital Management, LLC and share sole voting and investment power over the securities owned by Laurus Master Fund Ltd.

(6) Includes 550,000 shares issuable upon exercise of options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In April 2006, we sold the 2006 Convertible Debentures in the face amount of $150,000 to Fahad Syed, an officer and director and in the face amount of $50,000 to Fred Nazem, a stockholder (For the purposes of this paragraph, Mr. Syed and Mr. Nazem are collectively referred to as the "Debenture Holders"). The 2006 Convertible Debentures bear interest at 8% and were due originally on June 17, 2006. At the option of the Debenture Holders, the 2006 Convertible Debentures can be converted into shares of the Company's common stock at a conversion price of $.50 per share. In connection with the sale, we issued warrants to the two Debenture Holders for an aggregate amount of 150,000 shares of the Company's common stock as additional consideration. In December 2006, the Debenture Holders extended the maturity of the 2006 Convertible Debentures to April 2007. In April 2007, the maturity of Convertible Debenture due to Fahad Syed was extended to December 2007 and repaid in 2008.

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

We had a sublease with UCA Global, Inc., an entity affiliated with Faisal Syed, a stockholder . The lease is for an office of 13,000 square feet for a three year term through July 2008 with an annual rent of $144,000. The sublease rent was determined by the landlord based on the area of usage and we pay our share of rent directly to the landlord. Pursuant to entering into a lease for a new office premises, the Company has terminated the sublease arrangement effective June 2007.

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

In the normal course of business, the Company performed services for and billed Clear to Close, Inc., an entity affiliated with the Company's stockholders, in the amounts of $ 0 and $68,000, respectively, during the years ended December 31, 2007 and 2006. As of December 31, 2007, approximately $235,000 was owed to the Company by Clear to Close, Inc. including amounts owed to UCA prior to the acquisition and a full allowance is provided due to uncertainty over the recovery of the amount.

Charlotte G. Denenberg is not considered an independent director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Through September 30, 2005, Goldstein Golub Kessler LLP ( "GGK") had a continuing relationship with American Express Tax and Business Services Inc. ("TBS") from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provided non-audit services. Subsequent to September 30, 2005 this relationship ceased and GGK established a similar relationship with RSM McGladrey, Inc. GGK has no full time employees, and, therefore, none of the audit services performed were provided by permanent, full-time employees of the GGK. GGK manages and supervises the audit and audit staff and is exclusively responsible for the opinion rendered in connection with its examination. GGK performed an audit of our annual financial statements for the year ended December 31, 2006.

Certain of the partners of GGK became partners of McGladrey & Pullen, LLP in a limited asset purchase agreement effective October 3, 2007. As a result, GGK resigned as our auditors effective December 4, 2007 and McGladrey & Pullen, LLP was appointed as the auditors of our annual financial statements for the year ended December 31, 2007.

Audit Fees

The aggregate fees billed or to be billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2007 and 2006 were $170,000 and $160,000, respectively. For 2007, 125,000 of fees was billed by McGladrey & Pullen, LLP and $45,000 was billed by GGK. For 2006, $100,000 of fees were billed or to be billed by our  independent registered public accounting firm GGK and $60,000 were billed by JHC, our former independent registered public accounting firm.

Audit Related Fees

The aggregate fees billed or to be billed for audit related services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2007 and 2006 were $0 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2007 and 2006 were $0 and $0, respectively.

All Other Fees

There were no other fees billed for services by our independent registered public accounting firm for either audit related or non audit services for the fiscal years ended December 31, 2007 and 2006.

The Audit Committee considered and determined that the services performed are compatible with maintaining the independence of the independent registered public accounting firm.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

The Audit Committee is responsible for pre-approving all audit and permitted non-audit services to be performed for us by our Independent Registered Public Accounting Firm as outlined in its Audit Committee charter. Prior to engagement of the Independent Registered Public Accounting Firm for each year's audit, management or the Independent Registered Public Accounting Firm submits to the Audit Committee for approval an aggregate request of services expected to be rendered during the year, which the Audit Committee pre-approves. During the year, circumstances may arise when it may become necessary to engage the Independent Registered Public Accounting Firm for additional services not contemplated in the original pre-approval. In those circumstances, the Audit Committee requires specific pre-approval before engaging the Independent Registered Public Accounting Firm. Currently, the Company does not have an audit committee and in accordance with ss.3(a)(58)(B) of the Securities Exchange Act of 1934, the entire Board of Directors is acting as the Company's Audit Committee. The entire Board of Directors does not delegate to management its responsibility to pre-approve services performed by the Independent Registered Public Accounting Firm.

ITEM 15. EXHIBITS.

A.	Exhibits

Exhibit 2.1	Share Exchange Agreement between the Company, NetFabric, NetFabric’s shareholders and Littlehampton LLC, dated December 9, 2004. (1)

Exhibit 2.2	Share Exchange Agreement between the Company, UCA Services, Inc. and all of the Shareholders of UCA Services, Inc. dated 20, 2005. (4)

Exhibit 3.1	Articles of Incorporation (12)

Exhibit 3.2	By-Laws. (7)

Exhibit 10.1	Letter Agreement between Houston Operating Company, NetFabric Corporation, Macrocom Investors, LLC and Littlehampton Investments, LLC, dated March 25, 2005. (3)

Exhibit 10.2	Financing Agreement between NetFabric and Macrocom, dated July 22, 2004. (1)

Exhibit 10.3	Loan Agreement between NetFabric and Macrocom, dated October 14, 2004. (1)

Exhibit 10.4	Amendment to Financing and Loan Agreement between NetFabric and Macrocom, dated December 2, 2004. (1)

Exhibit 10.5	Distribution Agreement between NetFabric and Williams, dated November 29, 2004. (1)

Exhibit 10.6	Lease Agreement between NetFabric and Silvermine, dated January 1, 2004. (1)

Exhibit 10.7	2005 Stock Option Plan. (2)

Exhibit 10.8	Agreement with Macrocom Investors, LLC for Convertible Debentures dated July 19, 2005. (5)

Exhibit 10.9	Warrant, dated as October 27, 2005, issued by the Company to Cornell Capital Partners, LP. (6)

Exhibit 10.10	Securities Purchase Agreement, dated as of October 27, 2005, by and between the Company and Cornell Capital Partners, LP. (6)

Exhibit 10.11	Investor Registration Rights Agreement, dated as of October 27, 2005, by and between the Company and Cornell Capital Partners, LP. (6)

Exhibit 10.12	Escrow Agreement, dated as of October 27, 2005, by and among the Company, Cornell Capital Partners, LP and David Gonzalez, Esq., as escrow agent pursuant to the Securities Purchase Agreement. (6)

Exhibit 10.13	Amended and Restated Security Agreement, dated as of October 27, 2005, by and between the Company and Cornell Capital Partners, LP. (6)

Exhibit 10.14	Amended and Restated Security Agreement, dated as of October 27, 2005, by and between the Company and Cornell Capital Partners, LP. (6)

Exhibit 10.15	Amended and Restated Security Agreement, dated as of October 27, 2005, by and between UCA Services, Inc. and Cornell Capital Partners, LP. (6)

Exhibit 10.16	Officer Pledge and Escrow Agreement, dated as of October 27, 2005, by and among the Company, Cornell Capital Partners, LP and David Gonzalez, Esq., as escrow agent. (6)

Exhibit 10.17	Form of Secured Convertible Debenture issued to Cornell Capital Partners, LP dated October 27, 2005. (6)

Exhibit 10.18	Employment Agreements with Fahad Syed. (7)

Exhibit 10.19	Amendment of The Share Exchange Agreement dated February 13, 2006 by and among NetFabric, Holdings, Inc. UCA Services, Inc. and UCA Shareholders. (8)

Exhibit 10.20	Security Agreement, dated February 10, 2006, by and between the Company and Laurus Master Fund, Ltd.

Exhibit 10.21	Secured Convertible Note, dated February 10, 2006, by and between the Company and Laurus Master Fund, Ltd. (9)

Exhibit 10.22	Secured Non-Convertible Note, dated February 10, 2006, by and between the Company and Laurus Master Fund, Ltd. (9)

Exhibit 10.22	Option, dated February 10, 2006, by the Company. (9)

Exhibit 10.23	Registration Rights Agreement, dated February 10, 2006, by and between the Company and Laurus Master Fund, Ltd. (9)

Exhibit 10.24	Subsidiary Guaranty, dated February 10, 2006 from NetFabric Corporation and UCA Services, Inc. (9)

Exhibit 10.25	Letter agreement, dated February 10, 2006 between the Company and Laurus Master Fund. (9)

Exhibit 10.27	Form of Convertible Debenture dated April 19, 2006 issued by the Company. (10)

Exhibit 10.28	Form of Warrant, dated April 19, 2006 issued by the Company. (10)

Exhibit 10.28	Agreement and Plan of Acquisition by and between Intrusion Detection Technologies, Inc., UTEK Corporation and NetFabric Holdings, Inc. (11)

Exhibit 14.1	Code of Business Conduct and Ethics. (3)

Exhibit 21.1	Subsidiaries of the Registrant*

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)*

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)*

Exhibit 32.1	Section 1350 Certification (CEO)*

Exhibit 32.2	Section 1350 Certification (CFO)*

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

Date: February 18, 2010	/s/ FAHAD SYED
Fahad Syed, Chairman and
Chief Executive Officer
(principal executive officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 18, 2010	/s/ FAHAD SYED
Fahad Syed, Chairman
and Chief Executive Officer
(principal executive officer)

Date: February 18, 2010	/s/ VASAN THATHAM
Vasan Thatham, Chief Financial
Officer (principal accounting officer)

Date: February 18, 2010	/s/ JOSEPH PERNO
Joseph Perno, Director

Date: February 18, 2010	/s/ CHARLOTTE G. DENENBERG
Charlotte G. Denenberg, Director

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

GOLDSTEIN GOLUB KESSLER LLP
New York, New York
April 13, 2007

To the Board of Directors and Stockholders
NetFabric Holdings, Inc.

We have audited the consolidated balance sheet of NetFabric Holdings, Inc. and Subsidiaries (hereafter referred to as “NetFabric”) as of December 31, 2007, and the related statements of operations, stockholders' equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NetFabric as of December 31, 2007, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of NetFabric’s internal control over financial reporting as of December 31, 2007 included in the “Management’s Report on Internal Control Over Financial Reporting” and, accordingly, we do not express an opinion thereon.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had net losses from inception and has a working capital deficiency. These matters raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

McGLADREY & PULLEN, LLP
New York, New York

May 11, 2009

NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS

CURRENT ASSETS:
Cash	$15,224	$13,437
Trade accounts receivable, net	1,758,821	2,149,680
Prepaid expenses and other current assets	34,012	5,110
Total current assets	1,808,057	2,168,227
Property and equipment, net	206,329	197,215
Goodwill	5,704,000	13,982,451
Other intangibles, net	659,687	879,702
Other assets	22,929	55,028
TOTAL ASSETS	$8,401,002	$17,282,623

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Convertible debentures, net of unamortized discounts	$150,000	$685,170
Notes payable to officer, net of unamortized discounts		150,000
Short term borrowings	970,000
Accounts payable and accrued liabilities	3,976,771	3,747,807
Accrued compensation	554,880	338,283
Deferred revenues and customer advances	112,000
Revolving note, net of unamortized discount	981,555	1,014,249
Total current liabilities	6,745,206	5,935,509

Convertible note, net of unamortized discount	940,232	443,430
Total liabilities	7,685,438	6,378,939

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock, $.001 par value, authorized shares 200,000,000, 96,053,044 and 75,023,883 shares issued and outstanding, respectively	96,053	75,024
Additional paid-in capital	37,802,940	36,201,479
Accumulated deficit	(37,183,429)	(25,372,819)
Total stockholders' equity	715,564	10,903,684
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,401,002	$17,282,623

See accompanying notes to consolidated financial statements.

NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	YEAR	YEAR
	ENDED	ENDED
	December 31, 2007	December 31, 2006

Revenues	$16,223,871	$17,599,303

OPERATING EXPENSES:
Direct employee compensation and
consultant expenses (includes share based compensation
of $45,584 and $22,792)	12,528,503	13,352,858
Selling, general and administrative expenses (includes
share based compensation of $300,303 and $606,574)	4,962,997	6,272,570
Non-cash charge for dispute settlements		9,492,070
Non-cash goodwill impairment	8,278,451
In process research and development		160,000
Depreciation and amortization	316,938	344,846
Total operating expenses	26,086,889	29,622,344
Loss from operations	(9,863,018)	(12,023,041)

OTHER INCOME / (EXPENSE):

Amortization of debt discounts	(758,011)	(2,819,289)
Amortization of debt issuance cost	(282,005)
Interest and bank charges	(315,135)	(316,439)
Gain/(charge) on derivative financial instruments & financing costs		336,352
Debt extinguishment costs	(539,043)	(1,773,181)
Total other income / (expense)	(1,894,194)	(4,572,557)
Loss before provision for income taxes	(11,757,212)	(16,595,598)

Provision for income taxes	-	-
LOSS FROM CONTINUING OPERATIONS	(11,757,212)	(16,595,598)

DISCONTINUED OPERATIONS:
Loss from discontinued operations	(53,398)	(474,411)

NET LOSS	$(11,810,610)	$(17,070,009)

Net loss from continuing operations per common share, basic and diluted	$(0.14)	$(0.24)

Net loss from discontinued operations per common share, basic and diluted	-	$(0.01)

Net loss per common share, basic and diluted	$(0.14)	$(0.25)

Weighted average number of shares outstanding, basic and diluted	84,617,063	68,056,366

See accompanying notes to consolidated financial statements.

NETFABRIC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	COMMON STOCK
			ADDITIONAL	DEFERRED	ACCUMULATED	TOTAL
	SHARES	PAR VALUE	PAID-IN CAPITAL	COMPENSATION	DEFICIT	STOCKHOLDERS' EQUITY
Balances at December 31, 2005	62,448,357	$62,448	$16,657,804	$(36,478)	$(8,302,810)	$8,380,964

Issuance of common shares in connection with settlement of payables	60,526	61	57,439			57,500
Value of contributions from shareholder in connection with
settlement of disputes	-	-	9,492,070			9,492,070
Employee share-based compensation	-	-	493,762			493,762
Reclassification of deferred employee stock option compensation	-	-	(36,478)	36,478
Allocation of value to beneficial conversion feature in
connection with issuance of convertible note	-	-	511,577			511,577
Issuance of options and warrants in connection with debt financing	-	-	1,432,743			1,432,743
Reissuance of warrants in connection with debt extinguishment	-	-	372,353			372,353
Reclassification of derivative financial instrument
relating to beneficial conversion feature	-	-	804,307			804,307
Reclassification of derivative financial instrument relating
to warrants	-	-	2,946,858			2,946,858
Settlement of bridge loans with common stock	2,500,000	2,500	1,622,500			1,625,000
Conversion of convertible debenture issued to officer with common stock	500,000	500	129,500			130,000
Issuance of shares in connection with extension of convertible debenture to
officer	100,000	100	29,900			30,000
Allocation of value to beneficial conversion feature issued in
connection with issuance of convertible debenture	-	-	322,755			322,755
Allocation of value for warrants issued in connection with convertible
debentures	-	-	133,969			133,969
Allocation of value for common shares issued in connection with convertible
debentures	525,000	525	164,510			165,035
Allocation of value for warrants issued in connection with extension
of convertible debentures	-	-	115,908			115,908
Allocation of value of common shares issued in connection with extension
of convertible debentures	350,000	350	55,992			56,342
Issuance of common shares in connection with convertible debenture	-	-	-
Issuance of common shares for services	290,000	290	40,744			41,034
Issuance of warrants for services	-	-	51,516			51,516
Issuance of shares for licensing agreement acquisition	8,250,000	8,250	801,750			810,000
Net loss					(17,070,009)	(17,070,009)

BALANCES AT December 31, 2006	75,023,883	75,024	36,201,479	-	(25,372,819)	10,903,684

Issuance of common shares for services	640,000	640	76,960			77,600
Sale of common shares in private placement	11,250,000	11,250	438,750			450,000
Employee share-based compensation			268,297			268,297
Conversion of warrants to common shares	3,667,111	3,667	(3,667)
Allocation of value for warrants issued in connection with short term borrowings			68,668			68,668
Conversion of convertible debenture issued to shareholder with common stock	5,472,050	5,472	752,453			757,925
Net Loss					(11,810,610)	(11,810,610)

BALANCES AT December 31, 2007	96,053,044	$96,053	$37,802,940	$0	$(37,183,429)	$715,564

See accompanying notes to consolidated financial statements.

NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended December 2007	Year ended December 2006
OPERATING ACTIVITIES
Net loss	$(11,810,610)	$(17,070,009)
Loss from discontinued operations	53,398	474,411
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash charge for interest expense		22,500
Non-cash charge for settlement of disputes		9,492,070
Non-cash charge in connection with settlement of debt	539,043	1,152,104
Non-cash charge for in process R&D		160,000
Non-cash charge for reissuance of warrants in connection with
debt extinguishment		372,353
Common stock issued for services	77,600	150,000
Non-cash charge for employee share based compensation	268,297	629,366
Non-cash gain on debt extinguishment		(32,638)
Non-cash gain on derivative financial instrument		(336,352)
Allowance for bad debts		107,344
Non-cash goodwill impairment	8,278,451
Amortization of debt discounts	758,011	2,819,289
Amortization of debt issuance costs	282,005
Depreciation and amortization	316,938	344,846
Changes in operating assets and liabilities:
Trade accounts receivable	390,859	(59,479)
Due from related party		84,712
Prepaid expenses and other current assets	(28,902)	29,956
Other assets	31,502	(47,098)
Accounts payable and accrued liabilities	248,428	796,496
Accrued compensation	216,597	(42,439)
Deferred revenues and advances	112,000	(66,019)
Net cash used in continuing operations	(266,383)	(1,018,587)
Net cash used in discontinued operations	(53,398)	(454,344)
Net cash used in operating activities	(319,781)	(1,472,931)

INVESTING ACTIVITIES
Purchases of property and equipment	(106,024)	(132,667)
Net cash used in investing activities	(106,024)	(132,667)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	450,000	-
Proceeds from short term borrowings	1,170,000
Repayment of short term borrowings	(200,000)
Repayment of note to officer		(200,000)
Convertible debentures issued (repaid)		950,000
Repayments of bridge loans		(500,000)
Proceeds (repayment) of convertible debentures		(1,658,160)
Cash received of issuance of stock		500,000
Proceeds from issuance (repayment of)of revolving note, net	(210,403)	1,417,852
Proceeds from issuance of convertible note, net		1,430,500
Debt issuance costs	(282,005)	(60,697)
Repayment of convertible debenture	(500,000)	(100,000)
Repayment of loans from officer and director		(170,000)
Net cash provided by financing activities	427,592	1,609,495

Net increase in cash	1,787	3,897
Cash at beginning of year	13,437	9,540

Cash at end of year	$15,224	$13,437

Supplemental cash flow information:
Cash paid for interest	$322,000	$261,000

Cash paid for income taxes	$-	$-

See accompanying notes to consolidated financial statements.

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

UCA Services, a New Jersey company, is an information technology ("IT") services company that serves the information and communications needs of a wide range of Fortune 500 and small to mid-size business clients in the financial markets industry as well as the pharmaceutical, health care and hospitality sectors. UCA Services delivers a broad range of IT services in the practice areas of infrastructure builds and maintenance, managed services and professional services.

Management's plans

The accompanying consolidated financial statements have been prepared on a going concern basis. As shown in the accompanying consolidated financial statements, the Company has incurred accumulated losses totaling $37,183,429 and has a working capital deficit of $4,937,149 at December 31, 2007. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management recognizes that the Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow the Company to continue the development of its business plans and satisfy its current and long-term obligations on a timely basis. The Company believes that it will be able to complete the necessary steps in order to meet its cash requirements throughout fiscal 2008 and continue its business development efforts.

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In March 2009, the company entered into a transaction with Fortify Infrastructure Services, Inc. See Note 15. Pursuant the transaction, the Company will transfer its ownership interest in UCA Services. Out of proceeds from the transaction, the Company repaid all of its debt.  After the eventual divesture of UCA, the Company will not have any operations. However, the Company will be debt free. The Company will explore strategic alternatives including merger with another entity. Currently, the Company does not have any agreement or understanding with any entity and there is no assurance that such a transaction will ever be consummated.

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

Reclassifications

Certain reclassifications have been made in the 2006 consolidated financial statements to conform to the current presentation.

Revenue Recognition

In accordance with the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 104, "Revenue Recognition," revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product or services has occurred, the fee is fixed and determinable, collectability is reasonably assured, contractual obligations have been satisfied, and title and risk of loss have been transferred to the customer.

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

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. These estimated losses are based upon historical bad debts, specific customer creditworthiness and current economic trends. If the financial condition of a customer deteriorates, resulting in the customer's inability to make payments within approved credit terms, additional allowances may be required. The Company performs credit evaluations of its customers' financial condition on a regular basis, and has not experienced any material bad debt losses to date. The Company recorded allowances for bad debts of $24,623 and $107,344 during years ended December 31, 2007 and 2006, respectively. As of December 31, 2007 doubtful allowance balances was $297,946.

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

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company's services have been provided primarily to a limited number of clients located in a variety of industries. During the year ended December 31, 2007, the Company had revenues from 2 clients representing 49% (39% and 10%, respectively) of the revenues during the year. The Company had revenues from 2 clients representing 46% (35% and 11%, respectively) of revenues during the year ended December 31, 2006.

The Company generally does not require its clients to provide collateral. Additionally, the Company is subject to a concentration of credit risk with respect to its accounts receivable. The Company had 3 clients accounting for 68.3% (41%, 14.7% and 12.6%, respectively) of total gross accounts receivable as of December 31, 2007.

Goodwill

Goodwill represents the Company's allocation of the cost to acquire UCA Services in excess of the fair value of net assets acquired. The purchase price and its allocation, to reflect the fair values of assets acquired and liabilities assumed, have been based upon management's evaluation using accepted valuation methodologies.

Under SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"), goodwill is not amortized but is reviewed for impairment annually. The Company performs its annual goodwill impairment testing, by reporting units, in the second quarter of each year, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for UCA Services, period over which cash flows will occur, and determination of UCA Services cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for UCA Services. Goodwill at December 31, 2007 was $5,704,000.

Intangibles

Intangible assets are accounted for under the provisions of SFAS No. 142. Intangible assets arise from business combinations and consist of customer relationships and restricted covenants related to employment agreements that are amortized, on a straight-line basis, over periods of up to six years. The Company follows the impairment provisions and disclosure requirements of SFAS No. 142. Accordingly intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets at December 31, 2007 was $659,687.

Fair Value of Financial Instruments

The fair values of the Company's assets and liabilities that qualify as financial instruments under statement of financial accounting standards ("SFAS") No. 107 approximate their carrying or principal amounts presented in the balance sheets at December 31, 2007 and 2006.

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

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Share-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2007 and 2006 was $268,287 and $493,762, respectively. Share-based compensation expense recognized in the Company's consolidated statements of operations for the year ended December 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123.

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

As a result of the implementation of FIN 48, the Company performed a review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. Based on its review, the Company concluded that there are no significant unrecognized tax positions requiring recognition in the Company’s financial statements. The Company does not believe there will be any material changes in our unrecognized tax positions over the next 12 months

The Company files federal income tax returns, as well as multiple state, local and foreign jurisdiction tax returns. The income tax returns are subject to examinations by tax authorities. A number of years may elapse before our tax positions are audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes its reserves for income taxes reflect the most probable outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. The resolution of a matter would be recognized as an adjustment to its provision for income taxes in the period of resolution.

The Company’s policy is to recognize interest and penalties accrued as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any penalties or tax-related interest, and there was no tax- related interest or penalties recognized during the year December 31, 2007.

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

Diluted loss per share for the year ended December 31, 2007 and 2006 exclude potentially issuable common shares of approximately 14,493,856 and 19,581,124, respectively, primarily related to the Company's outstanding stock options, warrants and convertible debt, because the assumed issuance of such potential common shares is antidilutive.

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

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces FASB Statement No. 141, “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our Fiscal 2010). The Company has not completed its evaluation of the potential impact, if any, of the adoption of SFAS No. 141(R) on its consolidated financial position, results of operations, and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51,” which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No.160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 (our Fiscal 2010). The Company has not completed its evaluation of the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated financial position, results of operations, and cash flows.

The Company does not believe that any other recently issued, but not effective, accounting standards, if currently adopted will have material effect on the Company’s consolidated financial position, results of operations and cash flows.

NOTE 3. DISCONTINUED OPERATIONS

On May 5, 2006, the Company announced its decision to exit from the hardware-based VoIP communications product line (including resale of transport services) that is targeted at SMB's. In accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS No. 144"), the Company recorded loss from discontinued operations of $53,398 and $474,411 for the years ended December 31, 2007 and 2006, respectively. Revenues from VoIP operations have been nominal in all periods presented and operating expenses are the losses reported.

NOTE 4 PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following at December 31, 2007 and 2006, respectively:

	2007	2006

Equipment	$476,712	$443,029
Lease improvements	106,907	54,631
Furniture and fixtures	123,554	103,489

	707,173	601,149

Less: Accumulated deprecation and amortization	(500,844)	(403,934)

	$206,329	$197,215

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Depreciation and amortization expense was $96,910 and $80,369 for the years ended December 31, 2007 and 2006, respectively.

NOTE 5. INTANGIBLE ASSETS

The Company's intangible assets consisting of customer contacts and restricted covenants related to employment agreements were acquired and accounted for using the purchase method of accounting. The following table summarizes the net asset value for each intangible asset category as of December 31, 2007:

				Net
	Amortization	Gross Asset	Accumulated	Asset
	Period	Value	Amortization	Value
Customer relationship	6 years	$1,153,424	$(504,623)	$648,801
Covenants not to compete	3 years	83,333	(72,447)	10,886
		$1,236,757	$(557,070)	$659,687

The following table summarizes the net asset value for each intangible asset category as of December 31, 2006:

				Net
	Amortization	Gross Asset	Accumulated	Asset
	Period	Value	Amortization	Value
Customer relationship	6 years	$1,153,424	$(312,385)	$841,039
Covenants not to compete	3 years	83,333	(44,670)	38,663
		$1,236,757	$(357,055)	$879,702

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Amortization expense was $220,015 for the years ended December 31, 2007 and 2006, respectively.

The Company did not have any intangible assets prior to the acquisition of UCA Services in May 2005.

Estimated amortization expense related to intangible assets subject to amortization at December 31, 2007 for each of the years in the five-year period ending December 31, 2011:

2008	$203,123
2009	192,237
2010	192,237
2011	72,090

$659,687

NOTE 6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following at December 31, 2007 and 2006:

	2007	2006

Trade accounts payable	$3,592,213	$3,435,748
Accrued professional fees	316,592	218,000
Accrued interest payable	67,966	94,059
	$3,976,771	$3,747,807

Accounts payable and accrued expenses related to discontinued operations approximate $153,000 and $163,000 at December 31, 2007 and 2006, respectively.

NOTE 7. IMPAIRMENT OF GOODWILL

Goodwill represents the Company’s allocation of the cost to acquire UCA Services in excess of the fair value of net assets acquired. The purchase price and its allocation, to reflect the fair values of identifiable assets acquired and liabilities assumed, have been based on management’s evaluation using accepted valuation methodologies.

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

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company evaluated its business conditions and future strategic direction including the delisting of its common shares from trading on the Bulletin Board (“OTCBB”) and concluded that an interim testing of goodwill is warranted at December 31, 2007. As a part of the interim goodwill impairment testing, management reviewed various factors and used a market approach (comparison of financial data for publicly traded companies engaged in similar lines of business) to determine whether impairment exists. Based on this evaluation, it was determined that the goodwill was impaired. The impairment was, in part, due to decreased values of comparable companies. The implied value of goodwill was $5,704,000 compared to carrying value of $10,585,000, indicating an impairment of $4,881,000. The additional impairment loss was charged to operations during the three months ended December 31, 2007. In total an impairment loss of $8,278,451 was charged to operations during the year ended December 31, 2007.

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

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 9. DEBT FINANCINGS

Debt financings consist of the following as of December 31, 2007 and 2006:

	2007
		Unamortized
	Principal	debt discount	Net

Laurus Revolving Note Due in February 2009	$1,276,949	$(295,394)	$981,555
Laurus Convertible Note Due in February 2009	1,500,000	(559,768)	940,232
2006 Convertible Debentures, due in December 2007	150,000		150,000
Short Term Borrowings including $50,000 from an officer and director	970,000		970,000

	$3,896,949	$(855,162)	$3,041,787

		2006
		Unamortized
	Principal	debt discount	Net
2006 Convertible Debentures, due at various date between December 2006 and April 2007	$700,000	$(14,830)	$685,170
Convertible Debenture payable to stockholder due in April 2007	150,000		150,000
Laurus Revolving Note Due in February 2009	1,487,353	(473,104)	1,014,249
Laurus Convertible Note Due in February 2009	1,500,000	(1,056,570)	443,430

	$3,837,353	$(1,544,504)	$2,292,849

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

However, Laurus has agreed to provide the Company an over advance until July 30, 2007 and the overadvance feature was extended in 2007. Through December 31, 2007 $1,500,000 was advanced for the Laurus Convertible Note and $1,276,949 was outstanding for the Laurus Revolving Note. The Laurus Convertible Note has a three-year term, and bears interest at 1% above the prime rate, with a minimum interest rate of 8%. Laurus has the option, at any time until February 9, 2009 to convert all or any portion of the Laurus Convertible Note and accrued interest into shares of the Company's common stock at a conversion price of $0.91 per share. The Company has the option, to repay the Laurus Convertible Note by paying Laurus the principal amount, accrued interest and a certain redemption premium, as defined.

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The Company allocated the $1,500,000 of proceeds from the Laurus Convertible Note based on the computed relative fair values of the debt and stock instruments issued. The Laurus Options were valued using a Black-Scholes option-pricing model with the following assumptions: (1) common stock fair value of $0.95 per share (2) expected volatility of 71.26%, (3) risk-free interest rate of 4.59%, (4) life of 10 years and (5) no dividend, which resulted in a fair value of $2,569,546 for the Laurus Options. The resulting relative fair value of the Laurus Options was $918,923. Accordingly, the resulting relative fair value allocated to the debt component of $511,577 was used to measure the intrinsic value of the embedded conversion option of $1,054,357 which resulted in a beneficial conversion feature of $511,577 recorded to additional paid-in capital. The aggregate amounts allocated to the Laurus Options and beneficial conversion feature, of $1,430,500 were recorded as a debt discount at the date of issuance of the Laurus Convertible Notes and are being amortized to interest expense using the interest method over the three-year term. For the years ended December 31, 2007 and 2006, $499,544 and $443,431, respectively, of debt discount was accreted and recorded as amortization of debt discounts.

The Company allocated the $1,028,000 of proceeds from the Laurus Revolving Note based on the computed relative fair values of the debt and Laurus Options. The Laurus Options were valued using a Black-Scholes option-pricing model with the following assumptions: (1) common stock fair value of $0.95 per share (2) expected volatility of 71.26%, (3) risk-free interest rate of 4.59%, (4) life of 10 years and (5) no dividend, which resulted in a fair value of $1,471,494 for the options. The resulting relative fair value of the Laurus Options was $513,820. Accordingly, the resulting relative fair value allocated to the debt component was $275,680. The aggregate amount allocated to the options of $513,820 was recorded as a debt discount at the date of issuance of the Laurus Notes and are being amortized to interest expense using the interest method three-year term. For the year ended December 31, 2007 and 2006, $177,709 and $110,217, respectively, of debt discount was accreted and recorded as amortization of debt discounts.

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

The Company utilized approximately $1.9 million of the initial borrowing from Laurus to repay all amounts owed under all amounts owed under the October Cornell Debenture.

In October 2007, the Company and Laurus entered into an extensions agreement (the “Extension Agreement’). The Extension Agreement provides for the extension of the over advance feature until February 2009.However, the over advance amount will reduce by $5,000 each month from November 2007 to February 2008 and by $50,000 each month starting March of 2008.  The Company paid $15,000 fees to Laurus for the extension and the amount was charged to operations as amortization of debt issuance cost during the year ended December 31, 2007.

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2006 Convertible Debentures

In 2006, the Company sold eight Convertible Debentures (the " 2006 Convertible Debentures") in the face amount of $800,000 to six individuals (the "Debenture Holders" or a "Debenture Holder") including $150,000 face value to an officer and director, and $50,000 face value to a stockholder of the Company. The 2006 Convertible Debentures bear interest at 8% and were for a term of three months. At the option of the Debenture Holders, the 2006 Convertible Debentures can be converted into shares of the Company's common stock at a conversion price of $.50 per share. In connection with the sale, the Company issued warrants to three Debenture Holders to acquire an aggregate of 750,000 shares of its common stock with a nominal exercise price. The warrants expire in three years from the date of issuance. The remaining three Debenture Holders received an aggregate of 225,000 shares of the Company's common stock as additional consideration.

The Company used part of the proceeds from the sale of the 2006 Debentures to repay $500,000 due to the Macrocom Investors, LLC ("Macrocom") pursuant to a debenture issued in July of 2005.

The Company allocated the $800,000 of proceeds received from the 2006 Convertible Debentures to debt, warrants and stock instruments issued based on the then computed relative fair values. The fair value of the shares issued was $168,750 which resulted in a relative fair value of $103,271. The warrants issued were valued using a Black-Scholes option-pricing model with the following assumptions: (1) common stock fair value of $0.75 per share (2) expected volatility of 71.26%, (3) risk-free interest rate of 4.86%, (4) life of 3 years and (5) no dividend, which resulted in a fair value of $198,901 and a relative fair value of $133,969. Additionally, the resulting relative fair value allocated to the debt component was used to measure the intrinsic value of the embedded conversion option of the 2006 Convertible Debentures which resulted in a beneficial conversion feature with a fair value of $444,010. The relative fair value of $305,990 was recorded to additional paid-in capital. The value of the beneficial conversion feature was limited to the amount of the proceeds allocated to the debt component of the 2006 Convertible Debentures. The aggregate amounts allocated to the warrants, stock instruments and beneficial conversion feature, of $543,220 were recorded as a debt discount at the date of issuance of the 2006 Convertible Debentures and were amortized to interest expense using the interest method over the originally stated term of the 2006 Convertible Debentures. During the years ended December 31, 2007 and 2006, $14,832 and  $528,388, respectively,  of discount was accreted and recorded as amortization of debt discounts and debt issuance costs included in the accompanying consolidated statements of operations.

The Company repaid one 2006 Convertible Debenture in the face amount of $100,000. The Company and the Debenture holders agreed to extension of the term of duration by months on two occasions in 2006. In exchange for the extension the Company issued the holders an aggregate of 350,000 shares of its common stock and warrants to acquire an aggregate of 600,000 shares of its common stock with a nominal exercise price.  The warrants expire in three years from the date of issuance. No consideration was issued for the extension with respect to the 2006 Convertible Debentures issued to the officer and director and to the stockholder. The relative fair value of the shares of common stock and warrants approximated $172,250 and was recorded as additional discount and is being amortized over the new term of the 2006 Convertible Debentures. For the year ended December 31, 2006, $172,250, of debt discount was accreted and recorded as amortization of debt discounts

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In January and February of 2007, the Company repaid five of the seven 2006 Convertible Debentures in the aggregate face amount of $500,000. In December 2006, the Company and the officer and director and the stockholders agreed to extend the term of two of 2006 Convertible Debentures in the face amount of $200,000 to April 30, 2007. The term of the Convertible Debenture due to the officer and director was extended to December 31, 2007 and was repaid in 2008. In August 2007, the Company and the stockholder entered into an agreement to convert $50,000 face amount of 2006 Convertible Debentures into shares of the Company’s common stock as described below.

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

In August 2007, the Company entered into an Agreement to Convert (the “Agreement”) with Fred Nazem, a stockholder. Pursuant to this Agreement, the stockholder agreed to convert $218,882 due to him in outstanding convertible debentures and accrued interest of $18,882 into 5,472,050 shares of common stock, which includes 4,900,394 shares as an inducement for conversion. The principal amount of $200,000 consisted of $150,000 of Stockholder Convertible Debenture and $50,000 of 2006 Convertible Debenture. The fair value of the inducement to convert approximated $539,000 and was charged to operations during the year ended December 31, 2007 as debt extinguishment costs.

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Short Term Borrowings

During the year ended December 31, 2007, the Company borrowed an aggregate of $1,170,000 from five individuals, including $50,000 from an officer and director and repaid $200,000 of that prior to December 31, 2007. The amount outstanding as of December 31, 2007 is $970,000 and is due at various dates between January and February 2008. In January and February 2008, the Company repaid an aggregate amount of $620,000. The borrowings are unsecured and bear nominal interest. The Company paid financing costs of $267,005 to third parties and lenders and this amount is being amortized over the term of the borrowings. In 2007, $267,005 was charged to operations as amortization of debt issuance costs. With respect to the borrowings from the officer and director the Company did not pay any financing costs.

In connection with the borrowings, the Company issued the lenders warrants to acquire an aggregate of 890,000 shares of the Company’s common stock. The warrants expire in three years from the date of issuance. The relative fair value of the warrants approximated $68,668 and was recorded as additional discount and is being amortized over the borrowings. For the year ended December 31, 2007, $68,668, of debt discount was accreted and recorded as amortization of debt discounts. With respect to the borrowings from the officer and director, the Company did not issue any warrants.

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

On October 27, 2005, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with Cornell whereby the Company and Cornell agreed to amend and consolidate all of the Original Convertible Debentures, and related accrued interest of $8,160, issued to Cornell through October 26, 2005 into one new secured convertible debenture in the principal amount of $1,658,160 (the "October Cornell Debenture"). The October Cornell Debentures had the same terms and provisions of the Original Cornell Debentures except that the October Cornell Debentures no longer had a fixed conversion by the holder but is convertible at the option of the holder at the lesser of (i) $1.00 or (ii) an amount equal to 95% of the lowest closing bid price of the Company's common stock for the 30 trading days immediately proceeding the conversion date. Pursuant to the Securities Purchase Agreement, Cornell funded the remaining $1,200,000 balance of October Cornell Debenture on October 27, 2005. The October Cornell Debenture was repaid in full in February 2006 (the "Cornell Repayment"), with the proceeds received from a new debt financing described above.

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

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Macrocom Bridge Loan

On May 24, 2006 the Company entered into a Waiver and Agreement to Convert (the "Waiver Agreement") with Macrocom. Pursuant to the Waiver Agreement, Macrocom agreed to convert a  debenture issued by the Company in the principal amount of $500,000, including all interest accrued thereon, into 1,000,000 shares of restricted common stock of the Company. In addition, Macrocom and the Company agreed to waive and release each other from any claims in connection with Loan II and all other agreements executed to date between Macrocom and the Company. In exchange for the Waiver Agreement and the loan conversion, the Company agreed to issue to an additional 1,500,000 shares additional shares of its restricted common stock. The fair value of the additional consideration was $1,125,000 and the amount was charged to operations during the year December 31, 2006 as debt extinguishment costs.

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

In 2006, the holders of the Related Party Convertible Debentures in the face amount of $100,000 converted the Related Party Convertible Debentures into 200,000 shares of the Company common stock. In exchange for the conversion, the Company issued to the holder of Related Party Convertible Debentures an additional 300,000 shares of restricted common stock of the Company to the holder. The fair value of the additional consideration was $27,104 and the amount was charged to operations during the year ended December 31, 2006 as debt extinguishment costs.

NOTE 10. STOCKHOLDERS' EQUITY

The Company issued 50,000 shares of common stock to Macrocom in January 2006 in settlement of accrued interest of $25,000 for a loan. Based on the fair value of shares, $22,500 was charged to operations as additional interest.

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

During the year ended December 31, 2007, the Company entered into a placement agency agreement with an unaffiliated entity and a consulting agreement with an unaffiliated individual. Pursuant to the agreements, the Company issued an aggregate of 640,000 shares of its common stock. The fair value of the shares was $77,600 and was charged to operations as a consulting expense during the year ended December 31, 2007.

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

Warrants
Outstanding warrant securities consist of the following at December 31, 2007

		Exercise
		Price	Expiration
Laurus Warrants	554,282	$0.001	See (1)
Macrocom	1,000,000	$1.50	July 2008
Cornell	560,000	$0.40	July 2008
2006 Private Placement	1,350,000	$0.01	April to November 2009
2007 Short Term Financing	890,000	$0.01	April to November 2010
Legacy Warrants	1,966,137	$0.15 to $1.50	December 2008 to June 2011
	6,320,419

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

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In June 2006, the Company entered into a consulting agreement with an unaffiliated entity that agreed to provide investment banking services to the Company. Pursuant to the agreement, the Company issued the consultant warrants to acquire 312,500 share of its common stock at $0.82 per share that vested over 60 day period. The warrants expire five years from the date of issuance. The fair value of the vested warrants is being charged to operations as a consulting expense. The fair value of the warrants were measured using a Black-Scholes option-pricing model with the following assumptions: (1) quoted market price of the Company’s common stock at the end of each month during the vesting period (2) expected volatility of 71% (3) risk-free interest rate in the range of 4.72% to 5.10% (4) life of 5 years and (5) no dividend,, which resulted in a fair value of $51,516, for the warrants. For the year ended December 31, 2006, $51,516 was charged to operations for such services.

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

The fair value of each stock option award is estimated using a Black-Scholes option pricing model based on the assumptions in the table below. The assumption for expected term is based on evaluations of expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term at the grant date. The historical volatility of comparables companies' stock is used as the basis for the volatility assumption. The Company has never paid cash dividends, and does not currently intend to pay cash dividends, and thus assumed a 0% dividend yield. The Company did not grant any stock options during the year ended December 31, 2007.

Years ended
December 31,
2006
Expected dividend yield	0.0%
Expected stock price volatility	71.260%
Risk-free interest rate	4.59% to 4.92%
Expected life of options (in years)	5

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following is a summary of the Company's stock option activity for the years ended December 31, 2007 and 2006:

		Weighted Average	Weighted Average
	Options	Exercise Price	Fair value

Outstanding, December 31, 2005	3,869,010	0.63	0.48

Options granted	3,850,000	0.36	0.21
Options exercised
Options cancelled	(618,925)	1.57	1.19
Outstanding, December 31, 2006	7,100,085	$0.41	$0.27

Options granted
Options exercised
Options cancelled	(875,000)	0.35	0.22

Outstanding, December 31, 2007	6,225,085	$0.41	$0.29

Exercisable, December 31, 2007	4,159,460	$0.41	$0.29
Exercisable, December 31, 2006	2,824,578	$0.41	$0.31

The following table summarizes information about stock options outstanding and exercisable at December 31, 2007

	Outstanding			Exercisable
		Average	Weighted		Average	Weighted
Range of exercise	Number	Exercise	remaining	Number	exercise	remaining
Price	of options	Price	contractual life	of options	price	contractual life
$0.15 to $0.34	2,575,085	$0.15	6.0	2,575,085	$0.15	6.0
$0.35 to $0.50	2,850,000	$0.35	8.6	950,000	$0.35	8.6
$0.51 and above	800,000	$1.52	7.4	634,375	$1.52	7.4
	6,225,085	$0.41	7.4	4,159,460	$0.41	6.8

Nonvested share activity under the Plans was as follows:

		Average grant
	Options	date fair value
Nonvested at December 31, 2006	4,275,507	$0.25
Granted
Vested	(2,209,882)	$0.24

Nonvested at December 31, 2007	2,065,625	$0.26

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2007, the unvested portion of share-based compensation expense attributable to employees and directors stock options and the period in which such expense is expected to vest and be recognized is as follows:

Year ending December 31, 2008	349,680
Year ending December 31, 2009	180,607
Year ending December 31, 2010	4,883
$537,170

As of December 31, 2007 options outstanding and vested did not have any intrinsic value.

12. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases two office spaces under operating leases. The future minimum cash commitments as of December 31, 2007 under such operating leases are as follows:

2008	$147,276
2009	150,125
2010	142,058
2011	138,997
2012	92,665

$671,121

As discussed in Note 13, the Company subleased certain office space under an agreement with UCA Global, Inc. ("Global"), whereby the Company paid rent based on the proportion of square footage occupied by the Company in the Global office facility. Pursuant to entering into a lease for a new office premises, the Company has terminated the sublease arrangement effective June 2007.

The Company has an employment agreement with an officer which will expire in May 2008, subject to automatic successive one year renewals unless either the Company or the employee gives notice of intention not to renew the agreement. The agreement provides for an annual base salary of $150,000, with specified annual increases to the base salary. Pursuant to the employment agreement, if the Company terminates the officer's employment without cause or good reason, as defined in the employment agreement, the Company will be obligated to pay a termination benefit equal to the remaining annual base salary during the initial term of the employment agreement. In June of 2008, the Company entered into a new employment agreement with the officer for a term of three years. The new agreement provided for an annual base salary of $250,000 with specified increases and bonus based on the Company’s financial performance. . Pursuant to the new employment agreement, if the Company terminates the officer's employment without cause or good reason, as defined in the new employment agreement, the Company will be obligated to pay a termination benefit equal to the remaining annual base salary during term of the new employment agreement

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Rent expense incurred with Global during the years ended December 31, 2007 and 2006 was $63,750 and $127,500, respectively, and is included in selling, general and administrative expense on the accompanying statements of operations. Rent expense inclusive of rent paid to Global was $157,000 and $221,250 for the years ended December 31, 2007 and 2006, respectively

NOTE 13. RELATED PARTY TRANSACTIONS

Loans and advances payable to stockholders, officer and director on the accompanying consolidated balance sheet at December 31, 2007 represent amounts owed to stockholders and directors of the Company for advances of cash provided to the Company. Convertible debentures payable to stockholders, officers and director represent amounts received by the Company pursuant to a financing arrangement (see Note 9).

The Company subleased certain office space and incurs occupancy related costs under an agreement with UCA Global, Inc. ("Global"), an entity affiliated with a shareholder of the Company, whereby the Company paid rent and other occupancy costs based on the proportion of square footage occupied by the Company in the Global's office facility. Rent and occupancy expenses incurred by the Company under this agreement, which commenced on May 20, 2005, during the years ended December 31, 2007 and 2006 was, $63,750 and $127,500, respectively, and is included in selling, general and administrative expense on the accompanying statements of operations.

In the normal course of business, the Company performed services and an entity affiliated with the Company' stockholders, in the amount of $0 and $68,000, respectively during the years ended December 31, 2007 and 2006. As of December 31, 2007 approximately $235,000 was owed to the Company, including amounts owed to UCA Services prior to the acquisition and a full allowance is provided due to uncertainty of the recovery of the amount.

NOTE 14. INCOME TAXES

A reconciliation of the statutory U.S. federal income tax rate to the Company's effective tax was as follows:

	2007	2006
Statutory U.S. rate	(34.0)%	(34.0)%
Non deductible expenses	31.7%	29.4%
Effect of valuation allowance	2.3%	4.6%

Total income tax expense (benefit)	0.0%	0.0%

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Significant components of the Company's future tax assets at December 31, 2007 and 2006 are as follows:

	2007	2006

Operating loss carryforwards	$2,881,000	$2,548,000
Reserves and allowances	167,000	213,000
Valuation allowance	(3,048,000)	(2,761,000)

Net deferred tax assets	$—	$—

The Company had net operating loss carryforwards of approximately $8,473,000 at December 31, 2007, which expire through 2026. The tax benefit of these losses has been completely offset by a valuation allowance due to the uncertainty of its realization. Internal Revenue Code Section 382 provides for limitations on the use of net operating loss carryforwards in years subsequent to a more than 50% change in ownership (as defined by Section 382), which limitations can significantly impact the Company's ability to utilize its net operating loss carryforwards. As a result of the sale of the shares in private offering and issuance of shares for acquisition and other transactions, and changes in ownership may have occurred which might result in limitations on the utilization of the net operating loss carryforwards. The extent of any limitations as a result of changes in ownership has not been determined by the Company.

NOTE 15. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

	For the Years ended
	December 31,
	2007	2006
Repayment of Convertible Debentures loan with common stock	$200,000	$500,000

Discount on revolving note relating to warrants		$513,820
Discount on convertible note relating to warrants		$919,923
Discount on convertible debt relating to beneficial conversion feature		$511,577
Issuance of common shares in connection with settlement of payables		$35,000
Discount on convertible debenture due to officer relating to common stock		$30,000
Discount on convertible debenture due to a stockholder relating to common stock		$61,765
Discount on convertible debenture due to a stockholder relating to beneficial conversion feature		$16,765
Discount on 2006 Debentures relating to common stock		$103,272
Discount on relating to warrants issued with debt	$68,668	$133,969
Discount on 2006 Debentures relating to beneficial conversion feature		$305,990
Discount on 2006 Debentures extension relating to warrants		$115,908
Discount on 2006 Debentures extension relating to common stock		$56,342
Conversion of convertible debenture issued to stockholder and officer with common stock	$757,925	$130,000
Common stock issued for technology licensing acquisition		$660,000

Options issued to employees	$268,297	$489,480
Common Stock issued for services	77,600	$191,034
Warrants and options issued for services		$55,798
Common Stock issued for inducement to convert bridge loan		$1,125,000
Derivative financial instrument related beneficial conversion feature credited		$804,307
Derivative financial instrument related to warrants		$2,946,858

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 16. SUBSEQUENT EVENTS (unaudited)

In 2008, the Company and Laurus entered into two waiver/ amendment agreements, pursuant to which Laurus waived the Company’s non compliance of certain terms of the Security Agreement including the Company’s decision to stop periodic filing reports with the Securities and Exchange Commission. In exchange for the waivers the Company issued Laurus 1,000,000 shares of its common stock. In addition, the Company agreed to pay Laurus additional interest of 3.5% on the outstanding loan balance from June 1, 2008. The additional interest will be payable to Laurus upon maturity of the credit facility in February 2009.

On March 12, 2009, NetFabric Holdings, Inc. (the “Company”), along with its wholly owned subsidiary, NetFabric Technologies, Inc., d/b/a UCA Services, Inc. (“UCA”) entered into a Convertible Note Purchase Agreement with Fortify Infrastructure Services, Inc. (“Fortify). Pursuant to the Convertible Note Purchase Agreement, Fortify purchased a Secured Convertible Promissory Note (the “Note”) from UCA in the principal amount of $5 million with the Company being a guarantor for UCA’s borrowings.

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Note has a six-month term, and bears interest at 8% per annum, compounded annually. The Note is secured by   (i)   all of the assets of UCA and the Company and (ii) all of the equity securities of UCA currently owned or hereafter acquired by the Company. At the exclusive option of Fortify, Fortify may convert the entire principal amount of, and accrued and unpaid interest on, the Note into shares of Series A Preferred Stock of UCA.  The conversion price shall be at a price equal to the price per share reflecting a valuation of UCA equal to $5 million, on an as-converted basis.

Fortify, UCA and the Company also entered into a Credit Agreement whereby Fortify agreed to provide UCA a revolving line of credit of up to $1 million for working capital purposes. Amounts borrowed under the line of credit are secured by   (i)   all of the assets of UCA and the Company and (ii) all of the equity securities of UCA currently owned or hereafter acquired by the Company.

Fortify, UCA and the Company also entered into an Option and Purchase Agreement (“Option Agreement’). Pursuant to the Option Agreement, Fortify has an option to acquire all of the outstanding shares of common stock of UCA upon on effectiveness of the Company’s Definitive Schedule 14 C Information Statement to be filed with the Securities and Exchange Commission (the “SEC”) in connection with certain actions taken by the written consent of holders of a majority of the Company’s outstanding common stock approving the terms of the Option Agreement, Fortify will exercise the option. Upon exercise of the Option by Fortify, the Company will (a) receive an aggregate purchase price of $500,000, less the amount of accrued and unpaid interest, if any, on the Note, and (b) be released from the guaranty obligations of the Note. The Company and certain employees of UCA will also be eligible to receive earn-out payments in connection with the closing of the Option based upon achievement of certain financial thresholds during a 24-month period.

The Company plans to file a Schedule 14C Information Statement with the SEC shortly after completion of its audit for the years ended December 31, 2007 and 2008.

The Company used approximately $3 million from the proceeds of the Note to repay all amounts owed to Laurus Master Fund. The balance of the proceeds will be used for repayment of debt, other payables and for working capital purposes.