Form 10-K
period 2008-12-31
NETFABRIC HOLDINGS, INC
filed 2010-02-18
CIK 1083220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
 (Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
 1934

for the fiscal year ended December 31, 2008

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

State issuer's revenues for its most recent fiscal year. $24,229,023

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

RECENT DEVELOPMENTS

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

Sales and Marketing

We sold our IT services through a direct sales force located principally in the New York area. These sales associates, also known as client executives, were supported by sales support personnel. We had approximately 10 sales associates and sales support personnel selling our IT services. We also had independent sales agents (non-employees), who sell our services on a commission basis. In addition, three large providers of software and solutions services marketed our services as a part of their sales effort to their customers where our services are part of an overall package. Our marketing strategy was to develop long-term partnership relationships with existing and new clients that will lead to us becoming a preferred provider of information technology services. We sought to employ a cross-selling approach, where appropriate, to expand the number of services utilized by a single client.

Competition

The information technology services industry is highly competitive and served by numerous international, national, regional and local firms, all of which are our existing or potential competitors. Our primary competitors were software consulting and implementation firms, applications software firms, service groups of computer equipment companies, general management consulting firms, programming companies, offshore firms and temporary staffing firms, as well as the internal information technology staff of our clients. We believed that the principal competitive factors in the information technology services industry include the range of services offered, cost, technical expertise, responsiveness to client needs, speed in delivering information technology solutions, quality of service and perceived value. A critical component of our ability to compete in the marketplace was our ability to attract, develop, motivate and retain skilled professionals. We believed that we can compete favorably in hiring such personnel by offering competitive compensation packages and attractive assignment opportunities. Many of our competitors had stronger brand recognition and significantly greater financial, technical, marketing and other resources than we did. Our share of the market compared to theirs was too small to quantify.

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

Major Customers/ Clients

We currently derived a significant portion of our service revenue from a limited number of corporate clients. Our two largest clients for the year ended December 31, 2008 accounted for 49% and 14%, respectively, of our revenues. The volume of work we performed for specific clients may vary from year to year, particularly since we typically were not the only outside service provider for our clients. Thus, a major client in one year may not provide the same level of revenue in a subsequent year. In certain cases, clients have reduced their spending on IT services due to economic conditions and consequently have reduced the volume of business from us.

Employees

As of December 31, 2008, we have 110 employees, including 24 employees and 86 billable consultants. We have 10 employees in sales, 8 in service/products delivery management, and 6 in executive and administrative positions. In addition to the 84 billable consultants who are employees, we utilize the services of approximately 100 to 125 billable independent contractors.

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

	High	Low

YEAR ENDING DECEMBER 31, 2007
First Quarter	$0.14	$0.12
Second Quarter	$0.10	$0.10
Third Quarter	$0.11	$0.11
Fourth Quarter	$0.08	$0.07

YEAR ENDED DECEMBER 31, 2008
First Quarter	$0.03	$0.03
Second Quarter	$0.02	$0.02
Third Quarter	$0.00	$0.00
Fourth Quarter	$0.00	$0.00

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

Equity Plan Compensation Information

The following table sets forth information as of December 31, 2008 regarding compensation plans under which our equity securities are authorized for issuance.

			Number of Securities
			Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans(1)	6,050,085	$0.42	2,949,915
Equity compensation plans not approved by equity holders(2)	3,106,782	0.09	0
Total	9,156,867		2,949,915

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

Our independent registered public accounting firm has indicated in their report, dated May 11, 2009, on our December 31, 2008 financial statements since we have experienced net losses since inception and have a working capital deficiency their report indicates that these matters raise substantial doubt about our ability to continue as a going concern. Our plan with regard to this matter is discussed elsewhere in this document. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We compensated most of our consultants only for the hours that we bill to our clients for projects undertaken, which allowed us to better match our labor costs with our revenue generation. With respect to our consultant employees, we were responsible for employment-related taxes, medical and health care costs and workers' compensation. Labor costs were sensitive to shifts in the supply and demand of IT professionals, as well as increases in the costs of benefits and taxes.

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

Comparison of Years Ended December 31, 2008 and 2007:

Revenues

Revenues for the year ended December 31, 2008 increased by $8,005,152 or 49.3% over the prior year. The increases in revenues were due to new projects undertaken in 2008. We anticipate that our revenues will decrease for fiscal year 2009 due to non-renewal or termination of certain projects undertaken in 2008.

Direct employee compensation and consultant expenses.

Excluding non-cash share based compensation, for the year ended December 31, 2008, our direct employee compensation and consultant expenses increased by $6,553,861, or 52.5% to $19,036,780. The increase was due to increased revenues in 2008. Excluding non-cash share based compensation as a percentage of revenues, our direct employee compensation and consultant expenses were for the year ended December 31 2008, 78.6%, compared to 76.9% for the year ended December 31, 2007. The increase in employee compensation and consultant expenses as a percentage of revenues was due to the nature of projects performed in 2008.

Selling, general and administrative expenses

Excluding non-cash share based compensation, our selling, general and administrative expenses decreased for the year ended December 31, 2008 by $869,620, or 18.7%, to $3,793,064. The decrease in our selling, general and administrative expenses in 2008 compared to 2007 was, in part, due to expense reductions implemented in the third quarter of 2007. During the year ended December 31 2007, we incurred approximately $162,000 in expenses ($240,000 including the fair value of shares of common stock issued) for an acquisition of an entity and the related financing, which was terminated and the entire amount incurred was charged to operations during the year ended December 31, 2007.

Amortization of debt discount

Amortization of debt discount for the year ended December 31, 2008 increased by $5,289, or 0.7%, from $758,011 to $763,300. At December 31, 2008, the aggregate unamortized debt discount was $91,862, which will be amortized and charged to operations over the term of the respective debt.

Depreciation and amortization

For the year ended December 31, 2008, depreciation and amortization decreased by $29,516, or 9.3%, from $316,938 to $287,422.

Debt issuance costs

We paid approximately $628,000 fees in connection with the Company’s short term borrowing during the year ended December 31, 2008, which was charged to operation. In 2007, we incurred approximately $282,000 in fees. The increase was due to increased duration of borrowings in 2008.

Interest expense

For the year ended December 31, 2008, interest expense increased by $57,519, or 18.3%, to $372,654 from $315,135. The increase was due to additional interest payable to Laurus due to different terms negotiated with Laurus.

Debt inducement costs

In August 2007, we entered into an Agreement to Convert (the “Agreement”) with Fred Nazem, a stockholder. Pursuant to this Agreement, Mr. Nazem agreed to convert $218,882 due to him in outstanding convertible debentures and accrued interest ($18,882) into 5,472,050 shares of common stock, including 4,900,394 shares as an inducement for conversion. The fair value of the inducement to convert approximated $539,000 and was charged to operations during the year ended December 31, 2007 as debt inducement costs.

Goodwill impairment

Pursuant to SFAS No. 142 “Goodwill and Other Intangibles Assets,” (“SFAS No. 142”), the Company performed its annual testing of goodwill impairment for the second quarter ended June 30, 2007. As a part of goodwill impairment testing, management reviewed various factors, such as the market price of the Company’s common stock, discounted cash flows from projected earnings and values of comparable companies to determine whether impairment exists. Based on this evaluation it was determined that the goodwill was impaired.   The impairment was due to a continued decline in our market capitalization during the year ended December 31, 2007 and due to lower future cash flows expected to be generated by the business due to working capital constraints. The implied value of the goodwill was $10,585,000 compared to a carrying value of $13,982,451, indicating an impairment of $3,397,451. The impairment loss was charged to operations during the three months ended June 30, 2007.

The Company evaluated its business conditions and future strategic direction including the delisting of its common shares from trading on the Bulletin Board (“OTCBB”) and concluded that an interim testing of goodwill is warranted at December 31, 2007. As a part of the interim goodwill impairment testing, management reviewed various factors and used a market approach (comparison of financial data for publicly traded companies engaged in similar lines of business) to determine whether impairment exists. Based on this evaluation, it was determined that the goodwill was impaired. The impairment was, in part, due to decreased values of comparable companies. The implied value of goodwill was $5,704,000 compared to a carrying value of $10,585,000, indicating an impairment of $4,881,000. The additional impairment loss was charged to operations during the three months ended December 31, 2007. In total an impairment loss of $8,278,451 was charged to operations during the year ended December 31, 2007.

Discontinued Operations

On May 5, 2006, our Board decided to exit from the hardware-based VoIP communications product line (including resale of transport services) that is targeted to SMBs. In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, (“SFAS No. 144”), the results of operations from the VoIP business segment has been reclassified as discontinued operations for all periods presented. For the year ended December 31, 2008, loss from discontinued operations decreased to $0 from $53,398 in the prior year. Revenues from VoIP operations have been nominal in all periods presented and operating expenses are the losses reported.

Net loss

As a result of the foregoing, for the year ended December 31, 2008, net loss decreased by $10,890,318, or 92.2%, to a loss of $920,292, compared to a net loss of $11,810,610 in the year ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES
On December 31, 2008, our working capital deficiency was $6,212,328, compared to a working capital deficiency of $4,937,149 on December 31, 2007. The increase in the working capital deficiency was, in part, due to reclassification of convertible note due in February 2009 as a current liability. During the year ended December 31, 2008, our operating activities from continuing operations provided approximately $1,973,000 of cash, compared to approximately $266,000 used during the year ended December 31, 2007.

During the year ended December 31, 2008, our operating losses, after adjusting for non-cash items, provided approximately $1,072,000 of cash, and working capital items provided approximately $901,000 of cash. The principal component of these working capital changes was an increase in our deferred revenue offset by an increase in accounts receivable. During the year ended December 31, 2007, our operating losses, after adjusting for non-cash items, utilized approximately $1,237,000 of cash, and working capital items provided approximately $971,000 of cash.

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

During the year ended December 31, 2008, we borrowed an aggregate of $1,110,000 from four individuals and repaid $510,000 of that prior to December 31, 2008. The borrowings included $150,000 from an officer and director and the amount was repaid prior to December 31, 2008. The aggregate amount of 2007 and 2008 short term borrowings outstanding as of December 31, 2008 is $950,000. The borrowings outstanding at December 31, 2008 are due at various dates between January and February 2009. The borrowings are unsecured and bear nominal interest.

The Company paid financing costs of $627,873 to third parties and lenders and this amount is being amortized over the term of the borrowings. During the year ended December 31, 2008, $627,873 was charged to operations as amortization of debt issuance costs. With respect to the borrowings from the officer and director, we did not pay any financing costs. The Company repaid all the amounts due at December 31, 2008 subsequent to the year end.

In February 2006, we along with our subsidiaries, entered into a Security Agreement, dated February 10, 2006 ( the "Security Agreement") with Laurus Master Fund, Ltd., a Cayman Islands company ("Laurus"). Under the Security Agreement, Laurus purchased from the Company a Secured Convertible Note (the "Laurus Convertible Note"), with a maturity date of February 10, 2009, in the aggregate principal amount of $1,500,000, and a Secured Non-Convertible Revolving Note (the "Laurus Revolving Note") in the aggregate principal amount of $1,500,000. In 2009, the maturity date was extended to March 31, 2009.The Laurus Convertible Note and Laurus Revolving Note are collectively referred to as the "Laurus Notes". Availability under the Laurus Notes is based on an advance rate equal to 90% of eligible accounts receivable, and Laurus has agreed to provide us an over advance for a specified period. The Laurus Convertible Note has a three-year term, and bears interest at 1% above the prime rate, with a minimum interest rate of 8%. Laurus has the option, but not the obligation, at any time until the maturity date, to convert all or any portion of the Laurus Convertible Note and accrued interest thereon into shares of our common stock at an exercise price of $0.91 per share. If converted in full, we would be obligated to issue an aggregate of 1,648,352 shares of our common stock to Laurus. We have the option to prepay the Laurus Convertible Note by paying Laurus the applicable redemption premium. The Laurus Revolving Note has a three-year term, and bears interest at 1% above the prime rate, with a minimum interest rate of 8%.

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

Our initial borrowing was approximately $2,300,000 and we utilized approximately $1,900,000 of the initial borrowing to repay all amounts owed to Cornell pursuant to the October Convertible Debenture, including a redemption premium. At December 31, 2008, borrowing with Laurus was approximately $2,919,263 (face amount).

In October 2007, we entered into an extensions agreement with Laurus (the “Extension Agreement’). The Extension Agreement provides for the extension of the over advance feature until February 2009. However, the over advance amount will reduce by $5,000 each month from November 2007 to February 2008 and by $50,000 each month from March of 2008.

In 2008, we and Laurus entered into two waiver/ amendment agreements, pursuant to which Laurus waived our non compliance of certain terms of the Security Agreement including our decision to stop periodic filing reports with the Securities and Exchange Commission. In exchange for the waivers, we issued Laurus 1,000,000 shares of our common stock. In addition, we agreed to pay Laurus additional interest of 3.5% on the outstanding loan balance from June 1, 2008. The additional interest will be payable to Laurus upon maturity of the credit facility in March 2009.

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

"GOING CONCERN" QUALIFICATION IN AUDIT OPINION.

The Company received a report from its independent registered public accounting firm for the year ended December 31, 2008, containing an explanatory paragraph stating that the Company's recurring losses from continuing operations and the Company's intention to sell its sole operating business raise substantial doubt about the Company's ability to continue as a going concern during the twelve months ending December 31, 2009.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported in the Company's Form 8-K filed on January 26, 2007, the Board of Directors of the Company dismissed J J.H. Cohn LLP (‘JHC”) as the Independent Registered Public Accounting Firm of the Company on January 24, 2007.

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

During the Company's December 31, 2005 fiscal year and through January 24, 2007, there were no disagreements with JHC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of JHC, would have caused them to make reference to the subject matter of the disagreements in connection with their reports. During our two most recent fiscal years, and the subsequent interim period through the date JHC was dismissed, JHC did not advise the Company as to any reportable events of the type described in Item 304(a)(1)(iv)(B) of Regulation S-B.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

Code of Ethics

On March 3, 2005, we adopted a Code of Ethics (the "Code") that applies to the Company, our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The text of the Code will be provided, without charge, upon request  sent to our Secretary at 299 Cherry Hill Road , Parsippany, NJ 07054.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires a company's directors, officers and stockholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, collectively referred to herein as the Reporting Persons, to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the company's equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). Based solely on our review of the copies of such reports and upon written representations of the Reporting Persons received by us, we believe that all Section 16(a) filing requirements applicable to such Reporting Persons have been met for 2008.

ITEM 11. EXECUTIVE COMPENSATION

 The following table sets forth information regarding all cash and non-cash compensation earned by or paid to all of the executive officers of the Company who served during the fiscal year ended December 31, 2008 and 2007, for services in all capacities to the Company:

Summary Compensation Table

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards(3)	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Fahad Syed	2008	257,000							257,000
Chief Executive Officer	2007	335,000							335,000

Vasan Thatham	2008	150,000			80,124				230,124
Chief Financial Officer (1)	2007	150,000			80,124				230,124

(1) Value of option awards is the dollar amount recognized for financial statements reporting purposes with respect for fiscal year 2008 and 2007 . See Note 11 to Consolidated Financial Statements.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Equity
								Equity	Incentive
								Incentive	Plan
								Plan	Awards:
								Awards:	Market or
			Equity					Number of	Payout
			Incentive					Unearned	Value of
	Number of		Plan Awards:				Market	Shares,	Unearned
	Securities	Number of	Number of			Number of	Value of	Units or	Shares,
	Underlying	Securities	Securities			Shares or	Shares or	Other	Units or
	Unexercised	Underlying	Underlying			Units of	Units of	Rights	Other
	Options	Unexercised	Unexercised	Option	Option	Stock That	Stock That	That Have	Rights That
	(#)	Options (#)	Unearned	Exercise	Expiration	Have Not	Have Not	Not Vested	Have Not
Name	Exercisable	Unexercisable	Options (#)	Plan ($)	Date	Vested (#)	Vested ($)	(#)	Vested ($)
Fahad Syed (CEO)	-	-	-	-	-	-	-	-	-

Vasan Thatham (CFO)	225,000	75,000	-	$1.40	06/22/15	-	-	-	-

Compensation Of Directors

The following table sets forth information with respect to director's compensation for the fiscal year ended December 31, 2008.

DIRECTORS COMPENSATION

Fees
Earned
	or			Non-Equity	Nonqualified
	Paid			Incentive	Deferred
	in	Stock	Option	Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)		($)	($)

Charlotte G. Denenberg (1)	$12,000		$-				$12,000

Joseph Perno (1 & 2)	$12,000		$13,953				$25,953

(1) Cash payments made in fiscal year 2008.

(2) Value of option awards is the dollar amount recognized for financial statements reporting purposes with respect for fiscal year 2008. See Note 11 to Consolidated Financial Statements.

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

Name and Address	Amount and Nature of		Percentage
of Beneficial Owner	Beneficial Ownership		of Class(1)

Fred Nazem 44 East 73rd Street New York, NY 10021	23,279,527	(2)	24.0%

Faisal Syed 12 Kings Brook Court Mendham, NJ 07945	13,238,462		13.6%

Mohamed Asif 53 Burnet Hill Road Livingston, NJ 07039	13,238,462		13.6%

Fahad Syed c/o NetFabric Holdings, Inc 299 Cherry Hill Road Parsippany, NJ 07054	6,731,731		9.6%

Jeff Robinson Five Tomaselli Court Ballston Spa, NY 12020	4,832,476		5.0%

Vasan Thatham c/o NetFabric Holdings, Inc. 299 Cherry Hill Road Parsippany, NJ 07054	300,000	(3)	*

Charlotte G. Denenberg c/o NetFabric Holdings, Inc. 299 Cherry Hill Road Parsippany, NJ 07054	125,000	(4)	*

Joseph Perno c/o NetFabric Holdings, Inc. 299 Cherry Hill Road Parsippany, NJ 07054	125,000	(4)	*

Laurus Master Fund, Ltd. c/o Laurus Capital Management, LLC 335 Madison Avenue New York, NY 10017	5,221,393	(5)	5.3%

All Directors and Executive Officers as a Group (4 persons)	7,281,731	(6)	7.5%

* Less than 1%.
(1) Applicable percentage of ownership is based on 97,053,044 shares of common stock outstanding as of December 8, 2009 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of January 8, 2010 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

In the normal course of business, the Company performed services for and billed Clear to Close, Inc., an entity affiliated with the Company's stockholders, in the amounts of $0 and $0, respectively, during the years ended December 31, 2008 and 2007. As of December 31, 2007, approximately $235,000 was owed to the Company by Clear to Close, Inc. including amounts owed to UCA prior to the acquisition and a full allowance is provided due to uncertainty over the recovery of the amount.

Charlotte G. Denenberg is not considered an independent director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Through September 30, 2005, Goldstein Golub Kessler LLP ( "GGK") had a continuing relationship with American Express Tax and Business Services Inc. ("TBS") from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provided non-audit services. Subsequent to September 30, 2005 this relationship ceased and GGK established a similar relationship with RSM McGladrey, Inc. GGK has no full time employees, and, therefore, none of the audit services performed were provided by permanent, full-time employees of GGK. GGK manages and supervises the audit and audit staff and is exclusively responsible for the opinion rendered in connection with its examination. GGK performed an audit of our annual financial statements for the year ended December 31, 2006.

Certain of the partners of GGK became partners of McGladrey & Pullen, LLP in a limited asset purchase agreement effective October 3, 2007. As a result, GGK resigned as our auditors effective December 4, 2007 and McGladrey & Pullen, LLP was appointed as the auditors of our annual financial statements for the year ended December 31, 2007.

Audit Fees

The aggregate fees billed or to be billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2008 and 2007 were $106,000 and $170,000, respectively. For 2007, 125,000 of fees was billed by McGladrey & Pullen, LLP and $45,000 was billed by GGK.

Audit Related Fees

The aggregate fees billed or to be billed for audit related services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2008 and 2007 were $0 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2008 and 2007 were $0 and $0, respectively.

All Other Fees

There were no other fees billed for services by our independent registered public accounting firm for either audit related or non audit services for the fiscal years ended December 31, 2008 and 2007.

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

Date: February 18,2010	/s/ FAHAD SYED
Fahad Syed, Chairman and
Chief Executive Officer
(principal executive officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 18,2010	/s/ FAHAD SYED
Fahad Syed, Chairman
and Chief Executive Officer
(principal executive officer)

Date: February 18,2010	/s/ VASAN THATHAM
Vasan Thatham, Chief Financial
Officer (principal accounting officer)

Date: February 18,2010	/s/ JOSEPH PERNO
Joseph Perno, Director

Date: February 18,2010	/s/ CHARLOTTE G. DENENBERG
Charlotte G. Denenberg, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
NetFabric Holdings, Inc.

We have audited the accompanying consolidated balance sheets of NetFabric Holdings, Inc. and Subsidiaries (hereafter referred to as “NetFabric”) as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NetFabric as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

As disclosed in note 14 to the consolidated financial statements, subsequent to December 31, 2008 the Company was involved in a financing transaction.

McGLADREY & PULLEN, LLP

New York, New York

May 11, 2009

NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2008	DECEMBER 31, 2007
ASSETS

CURRENT ASSETS:
Cash	$1,317,510	$15,224
Trade accounts receivable, net	3,027,795	1,758,821
Prepaid expenses and other current assets	151,595	34,012

Total current assets	4,496,900	1,808,057

Property and equipment, net	132,337	206,329

Goodwill	5,704,000	5,704,000

Other intangibles, net	456,564	659,687

Other assets	22,921	22,929

TOTAL ASSETS	$10,812,722	$8,401,002

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Convertible debentures, net of unamortized discounts		$150,000
Short term borrowings	$950,000	970,000
Accounts payable and accrued liabilities	4,697,074	3,976,771
Accrued compensation	612,526	554,880
Deferred revenues and customer advances	1,622,227	112,000
Convertible note, net of unamortized discount	1,443,144
Revolving note, net of unamortized discount	1,384,257	981,555

Total current liabilities	10,709,228	6,745,206

Convertible note, net of unamortized discount		940,232

Total liabilities	10,709,228	7,685,438

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY :
Common Stock, $.001 par value, authorized shares 200,000,000, 97,053,044 and 96,053,044 shares issued and outstanding, respectively	97,053	96,053
Additional paid-in capital	38,110,162	37,802,940
Accumulated deficit	(38,103,721)	(37,183,429)

Total stockholders' equity	103,494	715,564

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,812,722	$8,401,002

See accompanying notes to consolidated financial statements.

NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Year	Year
	Ended	Ended
	December 31, 2008	December 31, 2007

Revenues	$24,229,023	$16,223,871

OPERATING EXPENSES:
Direct employee compensation and
consultant expenses ( includes share based compensation
of $34,598 and $45,584)	19,071,378	12,528,503
Selling, general and administrative expenses (includes
share based compensation of $233,624 and $300,313)	4,026,688	4,962,997
Impairment of goodwill		8,278,451
Depreciation and amortization	287,422	316,938
Total operating expenses	23,385,488	26,086,889

Income (loss) from operations	843,535	(9,863,018)

OTHER INCOME / (EXPENSE):

Amortization of debt discounts	(763,300)	(758,011)
Amortization of debt issuance costs	(627,873)	(282,005)
Interest and bank charges	(372,654)	(315,135)
Debt inducement costs		(539,043)

Total other income / (expense)	(1,763,827)	(1,894,194)

Loss before provision for income taxes	(920,292)	(11,757,212)

Provision for income taxes	-	-
LOSS FROM CONTINUING OPERATIONS	(920,292)	(11,757,212)

DISCONTINUED OPERATIONS:
Loss from discontinued operations	-	(53,398)

NET LOSS	$(920,292)	$(11,810,610)

Net loss from continuing operations per common share, basic and diluted	$(0.01)	$(0.14)

Net loss from discontinued operations per common share, basic and diluted	-	-

Net loss per common share, basic and diluted	$(0.01)	$(0.14)

Weighted average number of shares outstanding, basic and diluted	96,837,197	81,617,063

See accompanying notes to consolidated financial statements.

NETFABRIC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	COMMON STOCK		ADDITIONAL	ACCUMULATED	TOTAL
	SHARES	PAR VALUE	PAID-IN CAPITAL	DEFICIT	STOCKHOLDERS' EQUITY
Balances at December 31, 2006	75,023,883	$75,024	$36,201,479	$(25,372,819)	$10,903,684

Issuance of common shares for services	640,000	640	76,960		77,600
Sale of common shares in private placement	11,250,000	11,250	438,750		450,000
Employee share-based compensation			268,297		268,297
Conversion of warrants to common shares	3,667,111	3,667	(3,667)
Allocation of value for warrants issued in connection with short term borrowings			68,668		68,668
Conversion of convertible debenture issued to shareholder with common stock	5,472,050	5,472	752,453		757,925
Net loss				(11,810,610)	(11,810,610)

Balances at December 31, 2007	96,053,044	96,053	37,802,940	(37,183,429)	715,564

Issuance of common shares for finance charges	1,000,000	1,000	39,000		40,000
Employee share-based compensation			268,222		268,222
Net loss				(920,292)	(920,292)

Balances at December 31, 2008	97,053,044	$97,053	$38,110,162	$(38,103,721)	$103,494

See accompanying notes to consolidated financial statements.

NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended	Year ended
	December 31, 2008	December 31, 2007
OPERATING ACTIVITIES

Net loss	(920,292)	(11,810,610)
Loss from discontinued operations		53,398
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Common stock, options and warrants issued for services		77,600
Share based compensation	268,222	268,297
Debt inducement charge		539,043
Non-cash financing fees	40,000
Amortization of debt discounts	763,300	758,011
Amortization of debt issuance costs	627,873	282,005
Impairment of goodwill		8,278,451
Depreciation and amortization	287,422	316,938
Loss on disposal of property and equipment	5,287
Changes in operating assets and liabilities:
Trade accounts receivable	(1,268,974)	390,859
Prepaid expenses and other current assets	(117,583)	(28,902)
Other assets		31,502
Accounts payable and accrued liabilities	719,498	248,428
Accrued compensation	57,646	216,597
Deferred revenues and advances	1,510,227	112,000
Net cash provided by continuing operations	1,972,626	(266,383)
Net cash used in discontinued operations		(53,398)
Net cash provided by (used in) operating activities	1,972,626	(319,781)

INVESTING ACTIVITIES
Proceeds from disposal of property and equipment	5,981
Purchases of property and equipment	(20,762)	(106,024)
Net cash used in investing activities	(14,781)	(106,024)

FINANCING ACTIVITIES
Proceed from a private sale of common stock		450,000
Repayment of debentures	(150,000)	(500,000)
Short term borrowings	1,110,000	1,170,000
Repayment of short term borrowings	(1,130,000)	(200,000)
Repayment of convertible debentures
Proceeds from issuance (repayment) of revolving note, net	142,314	(210,403)
Debt issuance costs	(627,873)	(282,005)
Net cash (used in) provided by financing activities	(655,559)	427,592

Net increase in cash	1,302,286	1,787
Cash at beginning of period	15,224	13,437

Cash at end of period	$1,317,510	$15,224

Supplemental cash flow information:
Cash paid for interest	$347,000	$322,000
Supplemental non-cash financing information
Conversion of convertible debenture issued to stockholder and officer with common stock		$757,925

Warrants issued with debt arrangements		$68,668

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

Management's plans

The accompanying consolidated financial statements have been prepared on a going concern basis. As shown in the accompanying consolidated financial statements, the Company has incurred accumulated losses totaling $38,103,721 and has a working capital deficit of $6,212,328 at December 31, 2008. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management recognizes that the Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow the Company to continue the development of its business plans and satisfy its current and long-term obligations on a timely basis. The Company believes that it will be able to complete the necessary steps in order to meet its cash requirements throughout fiscal 2009 and continue its business development efforts.

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In March 2009, the company entered into a transaction with Fortify Infrastructure Services, Inc. See Note 16. Pursuant the transaction, the Company will transfer its ownership interest in UCA Services. Out of proceeds from the transaction, the Company repaid all of its debt.  After the eventual divesture of UCA, the Company will not have any operations. However, the Company will be debt free. The Company will explore strategic alternatives including merger with another entity. Currently, the Company does not have any agreement or understanding with any entity and there is no assurance that such a transaction will ever be consummated.

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

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. These estimated losses are based upon historical bad debts, specific customer creditworthiness and current economic trends. If the financial condition of a customer deteriorates, resulting in the customer's inability to make payments within approved credit terms, additional allowances may be required. The Company performs credit evaluations of its customers' financial condition on a regular basis, and has not experienced any material bad debt losses to date. The Company recorded allowances for bad debts of $32,609 and $24,623 during years ended December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, the doubtful allowance balances were $43,300 and $297,946, respectively.

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The Company's services have been provided primarily to a limited number of clients located in a variety of industries. During the year ended December 31, 2008, the Company had revenues from 2 clients representing 63% (49% and 14%, respectively) of the revenues during the year. The Company had revenues from 2 clients representing 49% (39% and 10%, respectively) of revenues during the year ended December 31, 2007.

The Company generally does not require its clients to provide collateral. Additionally, the Company is subject to a concentration of credit risk with respect to its accounts receivable. The Company had 3 clients accounting for 74% (41%, 23% and 10%, respectively) of total gross accounts receivable as of December 31, 2008. At December 31, 2007, the Company had 3 clients accounting for 68.3% (41%, 14.7% and 12.6%, respectively) of total gross accounts receivable.

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

Under SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"), goodwill is not amortized but is reviewed for impairment annually. The Company performs its annual goodwill impairment testing, by reporting units, in the second quarter of each year, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for UCA Services, period over which cash flows will occur, and determination of UCA Services cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for UCA Services. Goodwill at December 31, 2008 and 2007 was $5,704,000.

Intangibles

Intangible assets are accounted for under the provisions of SFAS No. 142. Intangible assets arise from business combinations and consist of customer relationships and restricted covenants related to employment agreements that are amortized, on a straight-line basis, over periods of up to six years. The Company follows the impairment provisions and disclosure requirements of SFAS No. 142. Accordingly intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets at December 31, 2008 and 2007 were $456,564 and  $659,687, respectively.

Fair Value of Financial Instruments

The fair values of the Company's assets and liabilities that qualify as financial instruments under statement of financial accounting standards ("SFAS") No. 107 approximate their carrying or principal amounts presented in the balance sheets at December 31, 2008 and 2007.

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

The Company’s policy is to recognize interest and penalties accrued as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any penalties or tax-related interest, and there was no tax- related interest or penalties recognized during the years ended  December 31, 2008 and 2007.

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

Diluted loss per share for the years ended December 31, 2008 and 2007 exclude potentially issuable common shares of approximately 10,855,219 and 14,493,856 , respectively, primarily related to the Company's outstanding stock options, warrants and convertible debt, because the assumed issuance of such potential common shares is antidilutive.

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

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces FASB Statement No. 141, “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has not completed its evaluation of the potential impact, if any, of the adoption of SFAS No. 141(R) on its consolidated financial position, results of operations, and cash flows.

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

NOTE 3. DISCONTINUED OPERATIONS

On May 5, 2006, the Company announced its decision to exit from the hardware-based VoIP communications product line (including resale of transport services) that is targeted at SMB's. In accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS No. 144"), the Company recorded loss from discontinued operations of $53,398 for the year ended December 31, 2007. Revenues from VoIP operations have been nominal in all periods presented and operating expenses are the losses reported.

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following at December 31:

	2008	2007

Equipment	$480,837	$476,712
Lease improvements	106,907	106,907
Furniture and fixtures	127,955	123,554
	715,699	707,173

Less: Accumulated depreciation and amortization	(583,362)	(500,844)

	$132,337	$206,329

Depreciation and amortization expense was $84,290 and $96,910 for the years ended December 31, 2008 and 2007, respectively.

NOTE 5. INTANGIBLE ASSETS

The Company's intangible assets consisting of customer contacts and restricted covenants related to employment agreements were acquired and accounted for using the purchase method of accounting. The following table summarizes the net asset value for each intangible asset category as of December 31, 2008:

				Net
	Amortization	Gross Asset	Accumulated	Asset
	Period	Value	Amortization	Value
Customer relationship	6 years	$1,153,424	$(696,860)	$456,564
Covenants not to compete	3 years	83,333	(83,333)	-
		$1,236,757	$(780,193)	$456,564

The following table summarizes the net asset value for each intangible asset category as of December 31, 2007:

				Net
	Amortization	Gross Asset	Accumulated	Asset
	Period	Value	Amortization	Value
Customer relationship	6 years	$1,153,424	$(504,623)	$648,801
Covenants not to compete	3 years	83,333	(72,447)	10,886
		$1,236,757	$(577,070)	$659,687

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Amortization expense was $203,123 and  $220,015 for the years ended December 31, 2008 and 2007, respectively.

The Company did not have any intangible assets prior to the acquisition of UCA Services in May 2005.

Estimated amortization expense related to intangible assets subject to amortization at December 31, 2008 for each of the years ending December 31, 2011:

2009	192,237
2010	192,237
2011	72,090

$456,564

NOTE 6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following at December 31:

	2008	2007

Trade accounts payable	$4,264,547	$3,592,213
Accrued professional fees	245,000	316,592
Accrued interest and fees payable	187,527	67,966
	$4,697,074	$3,976,771

Accounts payable and accrued expenses related to discontinued operations approximate $132,000 and$153,000 at December 31, 2008 and 200, respectively.

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

NOTE 8. DEBT FINANCINGS

Debt financings consist of the following as of December 31, 2008

		Unamortized
	Principal	debt discount	Net

Laurus Revolving Note Due in March 2009	$1,419,263	$(35,006)	$1,384,257
Laurus Convertible Note Due in March 2009	1,500,000	(56,856)	1,443,144
Short term borrowings	950,000		950,000
	$3,869,263	$(91,862)	$3,777,401

Debt financings consist of the following as of December 31, 2007

		Unamortized
	Principal	debt discount	Net

Laurus Revolving Note Due in March 2009	$1,276,949	$(295,394)	$981,555
Laurus Convertible Note Due in March 2009	1,500,000	(559,768)	940,232
2006 Convertible Debentures, due in December 2007	150,000		150,000
Short Term Borrowings including $50,000 from an officer
and director	970,000		970,000

	$3,896,949	$(855,162)	$3,041,787

Laurus Convertible and Non Convertible Financings

On February 14, 2006, the Company entered into a Security Agreement, dated February 10, 2006 with Laurus Master Fund, Ltd ("Laurus"). Under the Security Agreement, Laurus purchased from the Company a Secured Convertible Note from the Company with a maturity date of February 10, 2009 (the "Laurus Convertible Note") in the aggregate principal amount of $1,500,000 and a Secured Non-Convertible Revolving Note ("Laurus Revolving Note"), in the aggregate principal amount of $1,500,000. The Laurus Convertible Note and the Laurus Revolving Note are collectively the "Laurus Notes". In 2009, the maturity date was extended to March 31, 2009. See Note 15.The Company's ability to receive financing under the Laurus Notes is based on an advance rate equal to 90% of eligible accounts receivable, as defined.

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

The Company allocated the $1,500,000 of proceeds from the Laurus Convertible Note based on the computed relative fair values of the debt and stock instruments issued. The Laurus Options were valued using a Black-Scholes option-pricing model with the following assumptions: (1) common stock fair value of $0.95 per share (2) expected volatility of 71.26%, (3) risk-free interest rate of 4.59%, (4) life of 10 years and (5) no dividend, which resulted in a fair value of $2,569,546 for the Laurus Options. The resulting relative fair value of the Laurus Options was $918,923. Accordingly, the resulting relative fair value allocated to the debt component of $511,577 was used to measure the intrinsic value of the embedded conversion option of $1,054,357 which resulted in a beneficial conversion feature of $511,577 recorded to additional paid-in capital. The aggregate amounts allocated to the Laurus Options and beneficial conversion feature, of $1,430,500 were recorded as a debt discount at the date of issuance of the Laurus Convertible Notes and are being amortized to interest expense using the interest method over the three-year term. For the years ended December 31, 2008 and 2007, $502,912 and $499,544, respectively, of debt discount was accreted and recorded as amortization of debt discounts.

The Company allocated the $1,028,000 of proceeds from the Laurus Revolving Note based on the computed relative fair values of the debt and Laurus Options. The Laurus Options were valued using a Black-Scholes option-pricing model with the following assumptions: (1) common stock fair value of $0.95 per share (2) expected volatility of 71.26%, (3) risk-free interest rate of 4.59%, (4) life of 10 years and (5) no dividend, which resulted in a fair value of $1,471,494 for the options. The resulting relative fair value of the Laurus Options was $513,820. Accordingly, the resulting relative fair value allocated to the debt component was $275,680. The aggregate amount allocated to the options of $513,820 was recorded as a debt discount at the date of issuance of the Laurus Notes and are being amortized to interest expense using the interest method three-year term. For the year ended December 31, 2008 and 2007, $260,388 and $177,709, respectively, of debt discount was accreted and recorded as amortization of debt discounts.

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

The Company utilized approximately $1.9 million of the initial borrowing from Laurus to repay all amounts owed under all amounts owed pursuant a debenture.

In October 2007, the Company and Laurus entered into an extensions agreement (the “Extension Agreement’). The Extension Agreement provides for the extension of the over advance feature until February 2009. However, the over advance amount will reduce by $5,000 each month from November 2007 to February 2008 and by $50,000 each month starting March of 2008.  The Company paid $15,000 fees to Laurus for the extension and the amount was charged to operations as amortization of debt issuance cost during the year ended December 31, 2007.

In 2008, the Company and Laurus entered into two waiver/ amendment agreements, pursuant to which Laurus waived the Company’s non compliance of certain terms of the Security Agreement including the Company’s decision to stop periodic filing reports with the Securities and Exchange Commission. In exchange for the waivers the Company issued Laurus 1,000,000 shares of its common stock. In addition, the Company agreed to pay Laurus additional interest of 3.5% on the outstanding loan balance from June 1, 2008. The additional interest will be payable to Laurus upon maturity of the credit facility in March 2009.

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

The Company allocated the $800,000 of proceeds received from the 2006 Convertible Debentures to debt, warrants and stock instruments issued based on the then computed relative fair values. The fair value of the shares issued was $168,750 which resulted in a relative fair value of $103,271. The warrants issued were valued using a Black-Scholes option-pricing model with the following assumptions: (1) common stock fair value of $0.75 per share (2) expected volatility of 71.26%, (3) risk-free interest rate of 4.86%, (4) life of 3 years and (5) no dividend, which resulted in a fair value of $198,901 and a relative fair value of $133,969. Additionally, the resulting relative fair value allocated to the debt component was used to measure the intrinsic value of the embedded conversion option of the 2006 Convertible Debentures which resulted in a beneficial conversion feature with a fair value of $444,010. The relative fair value of $305,990 was recorded to additional paid-in capital. The value of the beneficial conversion feature was limited to the amount of the proceeds allocated to the debt component of the 2006 Convertible Debentures. The aggregate amounts allocated to the warrants, stock instruments and beneficial conversion feature, of $543,220 were recorded as a debt discount at the date of issuance of the 2006 Convertible Debentures and were amortized to interest expense using the interest method over the originally stated term of the 2006 Convertible Debentures. During the year ended December 31, 2007, $14,823 of discount was accreted and recorded as amortization of debt discounts and debt issuance costs included in the accompanying consolidated statements of operations.

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

In August 2007, the Company entered into an Agreement to Convert (the “Agreement”) with Fred Nazem, a stockholder. Pursuant to this Agreement, the stockholder agreed to convert $218,882 due to him in outstanding convertible debentures and accrued interest of $18,882 into 5,472,050 shares of common stock, which includes 4,900,394 shares as an inducement for conversion. The principal amount of $200,000 consisted of $150,000 of Stockholder Convertible Debenture and $50,000 of 2006 Convertible Debenture. The fair value of the inducement to convert approximated $539,000 and was charged to operations during the year ended December 31, 2007 as debt inducement costs.

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

During the nine months ended September 30, 2008 the Company borrowed an aggregate of $1,110,000 from four individuals and repaid $510,000 of that prior to December 31, 2008. The borrowings included $150,000 from an officer and director and the amount was repaid prior to December 31, 2008. The aggregate amount of 2007 and 2008 short term borrowings outstanding as of December 31, 2008 is $950,000. The borrowings outstanding at December 31, 2008 are due at various dates between January and February 2009. The borrowings are unsecured and bear nominal interest. The Company paid financing costs of $627,873 to third parties and lenders and this amount is being amortized over the term of the borrowings. During the year ended December 31, 2008, $627,873 was charged to operations as amortization of debt issuance costs. With respect to the borrowings from the officer and director the Company did not pay any financing costs. The Company repaid all the amounts due at December 31, 2008 subsequent to the year end.

NOTE 9. STOCKHOLDERS' EQUITY

In October 2006, the Company's board of directors approved an amendment to the Certificate of Incorporation to increase the number authorized common stock to 200 million shares. The change became effective on November 16, 2006 following a written consent of the shareholders.

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

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In July and August 2007, Laurus Master Fund, Ltd. (“Laurus”) exercised 3,702,268 of its warrants on a cashless basis, and Laurus was issued 3,667,111 shares of the Company’s common stock.

Warrants

Outstanding warrant securities consist of the following at December 31, 2008

		Exercise
		Price	Expiration
Laurus Warrants	554,282	$0.001	See (1)
2006 Private Placement	1,350,000	$0.01	April to November 2009
2007 Short Term Financing	890,000	$0.01	April to November 2010
Others	312,500	$0.82	June 2011
	3,106,782

Outstanding warrant securities consist of the following at December 31, 2007

		Exercise
		Price	Expiration
Laurus Warrants	554,282	$0.001	See (1)
Macrocom	1,000,000	$1.50	July 2008
Cornell	560,000	$0.40	July 2008
2006 Private Placement	1,350,000	$0.01	April to November 2009
2007 Short Term Financing	890,000	$0.01	April to November 2010
Legacy Warrants	1,966,137	$0.15 to $1.50	December 2008 to June 2011
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

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The exercise price of stock options granted is generally the fair market value of the Company's common stock as determined by the Board of Directors on the date of grant, considering factors such as the sale of stock, results of operations, and consideration of the fair value of comparable private companies in the industry.

The fair value of each stock option award is estimated using a Black-Scholes option pricing model based on the assumptions in the table below. The assumption for expected term is based on evaluations of expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term at the grant date. The historical volatility of comparables companies' stock is used as the basis for the volatility assumption. The Company has never paid cash dividends, and does not currently intend to pay cash dividends, and thus assumed a 0% dividend yield. The Company did not grant any stock options during the years ended December 31, 2008 and 2007.

The following is a summary of the Company's stock option activity for the years ended December 31, 2008 and 2007:
		Weighted Average	Weighted Average
	Options	Exercise Price	Fair Value

Outstanding, December 31, 2006	7,100,085	$0.41	$0.27

Options granted
Options exercised
Options cancelled	(875,000)	0.35	0.22

Outstanding, December 31, 2007	6,225,085	0.41	0.29

Options granted
Options exercised
Options cancelled	(175,000)	0.35	0.22

Outstanding, December 31, 2008	6,050,085	$0.42	$0.28

Exercisable, December 31,2008	5,067,793	$0.41	$0.27

Exercisable, December 31,2007	4,159,460	$0.41	$0.29

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes information about stock options outstanding and exercisable at December 31, 2008

	Outstanding			Exercisable
		Average	Weighted		Average	Weighted
Range of exercise	Number	Exercise	remaining	Number	exercise	remaining
Price	of options	Price	contractual life	of options	price	contractual life
$0.15 to $0.34	2,575,085	$0.15	5.0	2,575,085	$0.15	5.0
$0.35 to $0.50	2,675,000	$0.35	7.6	1,783,333	$0.35	7.6
$0.51 and above	800,000	$1.51	6.4	709,375	$1.51	6.4
	6,050,085	$0.42	6.3	5,067,793	$0.41	6.1

Nonvested share activity under the Plans was as follows:

		Average grant
	Options	date fair value
Nonvested at December 31, 2007	2,065,625	$0.26
Granted
Vested	(891,667)	$0.22
Cancelled	(191,666)	$0.22

Nonvested at December 31, 2008	982,292	$0.30

As of December 31, 2008, the unvested portion of share-based compensation expense attributable to employees and directors stock options and the period in which such expense is expected to vest and be recognized is as follows:

Year ending December 31, 2009	132,966

$132,966

As of December 31, 2008 options outstanding and vested did not have any intrinsic value.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases two office spaces under operating leases. The future minimum cash commitments as of December 31, 2008 under such operating leases are as follows:

2009	150,125
2010	142,058
2011	138,997
2012	92,665

$523,845

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As discussed in Note 13, the Company subleased certain office space under an agreement with UCA Global, Inc. ("Global"), whereby the Company paid rent based on the proportion of square footage occupied by the Company in the Global office facility. Pursuant to entering into a lease for a new office premises, the Company has terminated the sublease arrangement effective June 2007.

Rent expense incurred with Global during the year ended December 31, 2007 was $63,750 and is included in selling, general and administrative expense on the accompanying statements of operations. Rent expense inclusive of rent paid to Global was $147,000 and $157,000 for the years ended December 31, 2008 and 2007, respectively

The Company has an employment agreement with an officer which will expire in May 2008, subject to automatic successive one year renewals unless either the Company or the employee gives notice of intention not to renew the agreement. The agreement provides for an annual base salary of $150,000, with specified annual increases to the base salary. Pursuant to the employment agreement, if the Company terminates the officer's employment without cause or good reason, as defined in the employment agreement, the Company will be obligated to pay a termination benefit equal to the remaining annual base salary during the initial term of the employment agreement. In June of 2008, the Company entered into a new employment agreement with the officer for a term of three years. The new agreement provided for an annual base salary of $250,000 with specified increases and bonus based on the Company’s financial performance. . Pursuant to the new employment agreement, if the Company terminates the officer's employment without cause or good reason, as defined in the new employment agreement, the Company will be obligated to pay a termination benefit equal to the remaining annual base salary during term of the new employment agreement

NOTE 12. RELATED PARTY TRANSACTIONS

Loans and advances payable to stockholders, officer and director on the accompanying consolidated balance sheet at December 31, 2007 represent amounts owed to stockholders and directors of the Company for advances of cash provided to the Company. Convertible debentures payable to stockholders, officers and director represent amounts received by the Company pursuant to a financing arrangement (see Note 8).

The Company subleased certain office space and incurs occupancy related costs under an agreement with UCA Global, Inc. ("Global"), an entity affiliated with a shareholder of the Company, whereby the Company paid rent and other occupancy costs based on the proportion of square footage occupied by the Company in the Global's office facility. Rent and occupancy expenses incurred by the Company under this agreement, which commenced on May 20, 2005, during the years ended December 31, 2007 was $63,750 and is included in selling, general and administrative expense on the accompanying statements of operations.

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 13. INCOME TAXES

A reconciliation of the statutory U.S. federal income tax rate to the Company's effective tax was as follows:

	2008	2007

Statutory U.S. rate	34.0%	34.0%
Non deductible expenses	(49.9)%	(31.7)%
Effect of valuation allowance	15.9%	(2.3)%

Total income tax expense (benefit)	0.0%	0.0%

Significant components of the Company's future tax assets at December 31, 2008 and 2007 are as follows:

	2008	2007

Operating loss carryforwards	$2,735,000	$2,881,000
Reserves and allowances	104,000	167,000
Valuation allowance	(2,839,000)	(3,048,000)

Net deferred tax assets	$—	$—

The Company had net operating loss carryforwards of approximately $8,043,000 at December 31, 2008, which expire through 2027. The tax benefit of these losses has been completely offset by a valuation allowance due to the uncertainty of its realization. Internal Revenue Code Section 382 provides for limitations on the use of net operating loss carryforwards in years subsequent to a more than 50% change in ownership (as defined by Section 382), which limitations can significantly impact the Company's ability to utilize its net operating loss carryforwards. As a result of the sale of the shares in private offering and issuance of shares for acquisition and other transactions, and changes in ownership may have occurred which might result in limitations on the utilization of the net operating loss carryforwards. The extent of any limitations as a result of changes in ownership has not been determined by the Company.

NOTE 14. SUBSEQUENT EVENTS (unaudited).

On March 12, 2009, NetFabric Holdings, Inc. (the “Company”), along with its wholly owned subsidiary, NetFabric Technologies, Inc., d/b/a UCA Services, Inc. (“UCA”) entered into a Convertible Note Purchase Agreement dated March 12, 2009 with Fortify Infrastructure Services, Inc. (“Fortify). Pursuant to the Convertible Note Purchase Agreement, Fortify purchased a Secured Convertible Promissory Note (the “Note”) from UCA in the principal amount of $5 million with the Company being a guarantor for UCA’s borrowings.

The Note has a six-month term, and bears interest at 8% per annum, compounded annually. The Note is secured by (i) all of the assets of UCA and the Company and (ii) all of the equity securities of UCA currently owned or hereafter acquired by the Company. At the exclusive option of Fortify, Fortify may convert the entire principal amount of and accrued and unpaid interest on the Note into shares of Series A Preferred Stock of UCA.  The conversion price shall be at a price equal to the price per share reflecting a valuation of UCA equal to $5 million, on an as-converted basis.

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fortify, UCA and the Company also entered into a Credit Agreement whereby Fortify agreed to provide UCA a revolving line of credit of up to $1 million for working capital purposes. Amounts borrowed under the line of credit are secured by (i) all of the assets of UCA and the Company and (ii) all of the equity securities of UCA currently owned or hereafter acquired by the Company.

Fortify, UCA and the Company also entered into an Option and Purchase Agreement (“Option Agreement’). Pursuant to the Option Agreement, Fortify has an option to acquire all of the outstanding shares of common stock of UCA. Upon effectiveness of the Company’s Definitive Schedule 14 C Information Statement to be filed with the Securities and Exchange Commission (the “SEC”) in connection with certain actions taken by the written consent of holders of a majority of the Company’s outstanding common stock approving the terms of the Option Agreement, Fortify will exercise the option. Upon exercise of the Option, the Company will be released from the guaranty obligations of the Note. Fortify will pay the Company $500,000 one year from the date the option is exercised. In addition, Fortify will pay additional amounts to the Company and certain employees of UCA based on UCA’s performance during the periods specified in the Option Agreement.

The Company plans to file a Schedule 14C Information Statement with the SEC shortly after completion of its audit for the years ended December 31, 2007 and 2008.

The Company used approximately $3 million from the proceeds of the Note to repay all amounts owed to Laurus Master Fund. The balance of the proceeds will be used for repayment of debt, other payables and for working capital purposes.