Form 10-Q
period 2008-03-31
NETFABRIC HOLDINGS, INC
filed 2010-02-19
CIK 1083220

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of  January 8, 2010, 97,053,044 shares of common stock, $.001 par value per share, of the issuer were outstanding.
Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

NETFABRIC HOLDINGS, INC.

NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	DECEMBER 31, 2007
	(Unaudited)	(See Note)
ASSETS

CURRENT ASSETS:
Cash	$14,178	$15,224
Trade accounts receivable, net	2,635,417	1,758,821
Prepaid expenses and other current assets	41,606	34,012

Total current assets	2,691,201	1,808,057

Property and equipment, net	170,621	206,329

Goodwill	5,704,000	5,704,000

Other intangibles, net	604,683	659,687

Other assets	22,921	22,929

TOTAL ASSETS	$9,193,426	$8,401,002

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Private Placement, net of unamortized discount	$150,000	$150,000
Short term borrowings	400,000	970,000
Accounts payable and accrued liabilities	3,988,662	3,976,771
Accrued compensation	416,756	554,880
Deferred revenues and customer advances	1,423,765	112,000
Convertible note, net of unamortized discount	1,065,776
Revolving note, net of unamortized discount	1,253,440	981,555

Total current liabilities	8,698,399	6,745,206

Convertible note, net of unamortized discount		940,232

Total liabilities	8,698,399	7,685,438

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY :
Common Stock, $.001 par value, authorized shares 200,000,000, 97,053,044 and 96,053,044 shares issued and outstanding, respectively	97,053	96,053
Additional paid-in capital	37,915,014	37,802,940
Accumulated deficit	(37,517,040)	(37,183,429)

Total stockholders' equity	495,027	715,564

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,193,426	$8,401,002

The accompanying notes should be read in conjunction with the condensed consolidated financial statements.

NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007

Revenues	$5,017,242	$4,270,188

OPERATING EXPENSES:
Direct employee compensation and consultant expenses (includes share based compensation of $13,738 and $11,396)	3,891,070	3,359,681
Selling, general and administrative expenses (includes share based compensation of $59,336 and $170,603)	951,147	1,560,230
Depreciation and amortization	82,873	89,234
Total operating expenses	4,925,090	5,009,145

Income (loss) from operations	92,152	(738,957)

OTHER INCOME / (EXPENSE):

Amortization of debt discounts	(181,366)	(175,795)
Amortization of debt issuance costs	(132,373)
Interest and bank charges	(112,024)	(78,882)

Total other income / (expense)	(425,763)	(254,677)

Loss before provision for income taxes	(333,611)	(993,634)

Provision for income taxes	-	-

NET LOSS	$(333,611)	$(993,634)

Net loss per common share, basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	96,184,912	75,302,994

The accompanying notes should be read in conjunction with the condensed consolidated financial statements.

NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007
OPERATING ACTIVITIES

Net loss	(333,611)	(993,634)
Adjustments to reconcile net loss to net cash provided by operating activities:
Common stock issued for services		77,600
Share based compensation	73,074	104,399
Non-cash financing fees	40,000
Amortization of debt discounts	181,366	175,795
Amortization of debt issuance costs	132,373
Depreciation and amortization	82,873	89,234
Loss on disposal of property and equipment	6,249
Changes in operating assets and liabilities:
Trade accounts receivable	(876,596)	(199,620)
Prepaid expenses and other current assets	(7,595)	(38,852)
Other assets		(19,985)
Accounts payable and accrued liabilities	10,125	(349,838)
Accrued compensation	(138,124)	76,695
Deferred revenues and advances	1,311,765	1,640,459
Net cash provided by operating activities	481,899	562,253

INVESTING ACTIVITIES
Proceeds from disposal of property and equipment	5,981
Purchases of property and equipment	(2,616)	(24,716)
Net cash provided by (used in )investing activities	3,365	(24,716)

FINANCING ACTIVITIES
Proceeds from short term borrowings	50,000
Repayment of short term borrowings	(620,000)
Repayment of convertible debenture		(500,000)
Proceeds from issuance (repayment) of revolving note, net	216,063	(36,751)
Debt issuance costs	(132,373)
Net cash used in financing activities	(486,310)	(536,751)

Net (decrease) increase in cash	(1,046)	786
Cash at beginning of period	15,224	13,437

Cash at end of period	$14,178	$14,223

Supplemental cash flow information:
Cash paid for interest	$74,000	$82,000

The accompanying notes should be read in conjunction with the condensed consolidated financial statements.

NETFABRIC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RECENT DEVELOPMENTS

On August 24, 2009, the “Company” along with its wholly-owned subsidiary, NetFabric Technologies, Inc., d/b/a UCA Services, Inc. (“UCA”) and Fortify Infrastructure Services, Inc. (“Fortify) entered into Amendment No. 1 (“Amendment”) to the Option and Purchase Agreement  (“Option Agreement”) in connection with the closing of Fortify’s  purchase of all of the outstanding capital stock of UCA upon exercise of its option granted under the Option Agreement. Pursuant to the Amendment, among other things, the Secured Convertible Promissory Note in the principal amount of $5 million issued by UCA to Fortify was cancelled, releases of certain obligations of the parties were granted as specified in the Amendment, and the commencement date and measurement period for the earn-out and bonuses provided for in the Option Agreement were modified.

On March 13, 2009, the Company along with its wholly-owned subsidiary, UCA, entered into a Convertible Note Purchase Agreement dated March 12, 2009 with Fortify. Pursuant to the Convertible Note Purchase Agreement, Fortify purchased a Secured Convertible Promissory Note (the “Note”) from UCA in the principal amount of $5 million with the Company being a guarantor for UCA’s borrowings. Fortify, UCA and the Company also entered into the Option Agreement. Pursuant to the Option Agreement, Fortify has an option to acquire all of the outstanding shares of common stock of UCA.

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

NETFABRIC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Management's plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred accumulated losses totaling $37,517,040 and has a working capital deficit of $6,007,198 at March 31, 2008. These factors, among others, indicate that the Company may be unable to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In March 2009, the Company entered into a transaction with Fortify Infrastructure Services, Inc. See Note 2. Pursuant the transaction, the Company will transfer its ownership interest in UCA Services. Out of proceeds from the transaction, the Company repaid all of its debt.  After the eventual divesture of UCA, the Company will not have any operations. However, the Company will be debt free. The Company will explore strategic alternatives including merger with another entity. Currently, the Company does not have any agreement or understanding with any entity and there is no assurance that such a transaction will ever be consummated .

BASIS OF PRESENTATION / INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), except for the condensed consolidated balance sheet as of December 31, 2008, which was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to such rules and regulations. However the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the three months ended March 31, 2008 and March 31, 2007 are not necessarily indicative of the results to be expected for any other interim period or any future year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2007 consolidated financial statements, including the notes thereto, which are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on  February18 , 2010.

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

NETFABRIC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company's services have been provided primarily to a limited number of clients located in a variety of industries. The Company had revenues from three clients representing a total of 68% (39%, 19% and 10%, respectively) of revenues during the three months ended March 31, 2008.

The Company generally does not require its clients to provide collateral. Additionally, the Company is subject to a concentration of credit risk with respect to its accounts receivable. The Company had 2 clients accounting for 56% (38% and 18%, respectively) of total gross accounts receivable as of March 31, 2008.

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

Diluted loss per share for the three months ended March 31, 2008 and 2007 exclude potentially issuable common shares of approximately 14,468,856 and 18,581,124, respectively, primarily related to the Company's outstanding stock options, warrants and convertible debt, because the assumed issuance of such potential common shares is antidilutive.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," (“SFAS No. 157”), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 effective January 1, 2008 and determined that it did not have a material effect on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces FASB Statement No. 141, “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquired, and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has not completed its evaluation of the potential impact, if any, of the adoption of SFAS No. 141(R) on its consolidated financial position, results of operations, and cash flows.

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

The Company does not believe that any other recently issued, but not effective, accounting standards, if currently adopted will have material effect on the Company’s consolidated financial position, results of operations and cash flows

NOTE 2. DEBT FINANCINGS

During the three months ended March 31, 2008, the Company and Laurus entered into a waiver/ amendment agreement, pursuant to which Laurus waived the Company’s non compliance of certain terms of the Security Agreement. In exchange for the waivers the Company issued Laurus 1,000,000 shares of its common stock. The fair value of the shares was $40,000 and was charged to operations expense during the three months ended March 31, 2008.

During the three months ended March 31, 2008 the Company repaid an aggregate of $620,000 from six individuals. The aggregate amount of short term borrowings outstanding as of  March 31, 2008 is $400,000. The borrowings outstanding at March 31, 2008 are due at various dates  through February 2009. The borrowings are unsecured and bear nominal interest. The Company paid financing costs of $132,373 to third parties and lenders and this amount is being amortized over the term of the borrowings. During three months ended March 31, 2008, $132,373 was charged to operations as amortization of debt issuance costs.

 Debt Financings consist of the following as of March 31, 2008:

	2008
		Unamortized
	Principal	debt discount	Net

Laurus Revolving Note Due in March 2009	$1,493,012	$(239,572)	$1,253,440
Laurus Convertible Note Due in March 2009	1,500,000	(434,224)	1,065,776
2006 Convertible Debentures	150,000		150,000
Short term borrowings	400,000		400,000
	$3,543,012	$(673,796)	$2,869,216

NETFABRIC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. STOCKHOLDERS' EQUITY

Warrants
Outstanding warrant securities consist of the following at March 31, 2008
		Exercise
		Price	Expiration
Laurus Warrants	554,282	$0.001	See (1)
2006 Private Placement	1,350,000	$0.01	April to November 2009
2007 Short Term Financing	890,000	$0.01	April to November 2010
Others	3,526,137	$$0.15 to $.082	July 2008 to June 2011
	6,320,149
(1)	No expiration .

NOTE 4. STOCK-BASED COMPENSATION

Share-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2008 and 2007 was $73,074 and $104,399, respectively. Share-based compensation expense recognized in the Company's condensed consolidated statements of operations includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123.

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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2008 AND 2007:

Revenues.  Revenues for the three months ended March 31, 2008, increased by $747,054 or 17.5% compared to the same period of the prior year.. The increase in revenues was due to new projects undertaken in 2008.

Direct employee compensation and consultant expenses. Excluding non-cash share based compensation, for the three months ended March 31, 2008, our direct employee compensation and consultant expenses increased by $529,047 or 15.8% to $3,877,332. Excluding non-cash share based compensation as a percentage of revenues our direct employee compensation and consultant expenses for the three months ended  March 31, 2008 was 77.3% compared to 78.4% for the three ended March 31, 2007. The decrease in employee compensation and consultant expenses as a percentage of revenues was due to the nature of projects performed in 2008.

Selling, general and administrative expenses.
Excluding non-cash share based compensation, our selling, general and administrative expenses decreased for the three months ended March 31 2008 by $497,816, or 35.8%, to $891,811 compared to 2007. During the three months ended March 31, 2007, we incurred approximately $162,000 in expenses ($240,000 including the fair value of shares of common stock issued) for an acquisition of an entity and the related financing. We terminated the acquisition related negotiation in April 2007 and the entire amount incurred was charged to operations during the three months ended March 31, 2007. The decreases in our selling, general and administrative expenses for the three months ended  March 31, 2008 compared to the same period of the prior year was due to expense reductions implemented in  the third quarter of 2007.

Amortization of debt discount.
Amortization of debt discount for the three months ended March 31, 2008 decreased by $5,571, or 3.2%, to $181,366. As of March 31, 2008, the aggregate unamortized debt discount was $673,796, which will be amortized and charged to operations over the term of the respective debt.

Interest expense.
For the three months ended March 31, 2008, interest expense increased by $33,142. The increase was due to additional interest payable to Laurus due to different terms negotiated with Laurus.

Net loss.
As a result of the foregoing, for the three months ended March 31, 2008, net loss decreased by $660,023, or 66.4%, to a loss of $333,611, compared to a net loss of $993,634 in the three months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, our working capital deficiency was $6,007,198, compared to a working capital deficiency of $4,937,149 on December 31, 2007. The increase in the working capital deficiency was principally due to operating losses and due to reclassification of convertible note due in March 2009 as a current liability.  During the three months ended March 31, 2008, our operating activities from continuing operations provided approximately $482,00 of cash, compared to approximately $562,000 provided during the three months ended March 31, 2007.

During the three months ended March 31, 2008, our operating losses, after adjusting for non-cash items, provided approximately $182,000 of cash, and working capital items provided approximately $300,000 of cash. The principal component of these working capital changes was an increase in our deferred revenues off set by an increase in  accounts receivable.  During the three months ended  March 31, 2007, our operating losses, after adjusting for non-cash items, utilized approximately $547,000 of cash, and working capital items provided approximately $1,109,000 of cash.

 During the three months ended March 31, 2008 we repaid an aggregate of $620,000 from six individuals. The aggregate amount of short term borrowings outstanding as of  March 31, 2008 is $400,000. The borrowings outstanding at March 31, 2008 are due at various dates  through February 2009.

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

ITEM 4. CONTROLS AND PROCEDURES

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2008:

The Company issued 1,000,000 shares of common stock to Laurus Master Fund, Ltd in lieu of fees.

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

Date: February 19, 2010	By:	/s/ Fahad Syed
Name: Fahad Syed Title: Chairman and Chief Executive Officer

	By:	/s/ Vasan Thatham
Name: Vasan Thatham Title: Principal Financial Officer and Vice President