Form 10-Q
period 2008-06-30
NETFABRIC HOLDINGS, INC
filed 2010-02-19
CIK 1083220

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 8, 2009, 97,053,044 shares of common stock, $.001 par value per share, of the issuer were outstanding.
Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

NETFABRIC HOLDINGS, INC.

INDEX

NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	DECEMBER 31, 2007
	(Unaudited)	(See Note)
ASSETS

CURRENT ASSETS:
Cash	$35,722	$15,224
Trade accounts receivable, net	2,723,612	1,758,821
Prepaid expenses and other current assets	193,549	34,012

Total current assets	2,952,883	1,808,057

Property and equipment, net	154,808	206,329

Goodwill	5,704,000	5,704,000

Other intangibles, net	549,680	659,687

Other assets	22,921	22,929
TOTAL ASSETS	$9,384,292	$8,401,002

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Private Placement, net of unamortized discount	$150,000	$150,000
Short term borrowings	750,000	970,000
Accounts payable and accrued liabilities	4,209,964	3,976,771
Accrued compensation	535,616	554,880
Deferred revenues and customer advances	769,964	112,000
Convertible note, net of unamortized discount	1,191,320
Revolving note, net of unamortized discount	1,322,643	981,555
Total current liabilities	8,929,507	6,745,206

Convertible note, net of unamortized discount		940,232

Total liabilities	8,929,507	7,685,438

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY :
Common Stock, $.001 par value, authorized shares 200,000,000, 97,053,044 and 96,053,044 shares issued and outstanding, respectively	97,053	96,053
Additional paid-in capital	37,946,088	37,802,940
Accumulated deficit	(37,588,356)	(37,183,429)

Total stockholders' equity	454,785	715,564

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,384,292	$8,401,002

The accompanying notes should be read in conjunction with the condensed consolidated financial statements.

NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Revenues	$6,331,072	$4,109,276	$11,348,314	$8,379,464

OPERATING EXPENSES:
Direct employee compensation and consultant expenses (includes share based compensation of $5,842, $11,396,$19,580 and $22,792)	5,000,901	3,123,798	8,891,971	6,483,479
Selling, general and administrative expenses (includes share based compensation of $25,232, $83,236, $84,568 and $253,839)	944,485	1,348,686	1,895,632	2,908,916
Impairment of goodwill		3,397,451		3,397,451
Depreciation and amortization	73,172	108,529	156,045	197,763
Total operating expenses	6,018,558	7,978,464	10,943,648	12,987,609
Income (loss) from operations	312,514	(3,869,188)	404,666	(4,608,145)

OTHER INCOME / (EXPENSE):

Amortization of debt discounts	(186,895)	(193,678)	(368,261)	(369,473)
Amortization of debt issuance costs	(121,000)		(253,373)
Interest and bank charges	(75,935)	(82,961)	(187,959)	(161,843)

Total other income / (expense)	(383,830)	(276,639)	(809,593)	(531,316)

Loss before provision for income taxes	(71,316)	(4,145,827)	(404,927)	(5,139,461)

Provision for income taxes	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(71,316)	(4,145,827)	(404,927)	(5,139,461)

DISCONTINUED OPERATIONS
Loss from discontinued operations		(53,398)		(53,398)

NET LOSS	$(71,316)	$(4,199,225)	$(404,927)	$(5,192,859)

Net loss from continuing operations per common share, basic and diluted	$(0.00)	$(0.06)	$(0.00)	$(0.07)

Net loss from discontinued operations per common share, basic and diluted	-	-	-	-

Net loss per common share, basic and diluted	$(0.00)	$(0.06)	$(0.00)	$(0.07)

Weighted average number of shares outstanding, basic and diluted	97,053,044	75,663,883	96,618,978	75,484,435

The accompanying notes should be read in conjunction with the condensed consolidated financial statements.

NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2007
OPERATING ACTIVITIES

Net loss	$(404,927)	$(5,192,859)
Loss from discontinued operations		53,398
Adjustments to reconcile net loss to net cash provided by operating activities:
Common stock issued for services		77,600
Non-cash charge for employee share based compensation	104,148	199,031
Non-cash financing fees	40,000
Amortization of debt discounts	368,261	369,473
Amortization of debt issuance costs	253,373
Impairment of goodwill		3,397,451
Depreciation and amortization	156,045	197,763
Loss on disposal of property and equipment	5,287
Changes in operating assets and liabilities:
Trade accounts receivable	(964,791)	(9,330)
Prepaid expenses and other current assets	(159,537)	(14,035)
Other assets		4,593
Accounts payable and accrued liabilities	231,525	224,358
Accrued compensation	(19,364)	(18,233)
Deferred revenues and advances	657,964	785,223
Net cash provided by continuing operations	267,984	74,433
Net cash used in discontinued operations		(53,398)
Net cash provided by operating activities	267,984	21,035

INVESTING ACTIVITIES
Proceeds from disposal of property and equipment	5,981
Purchases of property and equipment	(4,009)	(85,108)
Net cash provided by (used in) investing activities	1,972	(85,108)

FINANCING ACTIVITIES
Subscription received		400,000
Short term borrowings	400,000	300,000
Repayment of short term borrowings	(620,000)	(100,000)
Repayment of convertible debenture		(500,000)
Proceeds from issuance (repayment) of revolving note, net	223,915	(198)
Debt issuance costs	(253,373)	(35,000)
Net cash (used in) provided by financing activities	(249,458)	64,802

Net increase in cash	20,498	729
Cash at beginning of period	15,224	13,437

Cash at end of period	$35,722	$14,166

Supplemental cash flow information:
Cash paid for interest	$216,000	$175,000

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

NETFABRIC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Management's plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred accumulated losses totaling $37,588,356 and has a working capital deficit of $5,976,624 at June 30, 2008. These factors, among others, indicate that the Company may be unable to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

 BASIS OF PRESENTATION / INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), except for the condensed consolidated balance sheet as of December 31, 2008, which was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to such rules and regulations. However the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the three and six months ended June 30, 2008  are not necessarily indicative of the results to be expected for any other interim period or any future year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2007 consolidated financial statements, including the notes thereto, which are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on  February 18 , 2010.

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

NETFABRIC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 The Company's services have been provided primarily to a limited number of clients located in a variety of industries. The Company had revenues from two clients representing a total of 65% (51% and 14%, respectively) of revenues during the three months ended June 30, 2008. For the six months ended June 30, 2008, the Company had revenues from two clients representing a total of 62% (46% and 16%, respectively).

The Company generally does not require its clients to provide collateral. Additionally, the Company is subject to a concentration of credit risk with respect to its accounts receivable. The Company had 2 clients accounting for 65% (46% and 19%, respectively) of total gross accounts receivable as of June 30, 2008.

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

Diluted loss per share for the three and six  months ended June 30, 2008 and 2007 exclude potentially issuable common shares of approximately 14,368,856 and 18,856,124, respectively, primarily related to the Company's outstanding stock options, warrants and convertible debt, because the assumed issuance of such potential common shares is antidilutive.

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

During the six months ended June 30, 2008, the Company and Laurus entered into a waiver/ amendment agreement, pursuant to which Laurus waived the Company’s non compliance of certain terms of the Security Agreement. In exchange for the waivers the Company issued Laurus 1,000,000 shares of its common stock. The fair value of the shares was $40,00 and was charged to operations expense during the six months ended June 30, 2008.

During the six months ended June 30, 2008 the Company borrowed an aggregate of $400,000 from six individuals and repaid an aggregate of $620,000. The aggregate amount of short term borrowings outstanding as of  June 30, 2008 is $750,000. The borrowings outstanding at June 30, 2008 are due at various dates through February 2009. The borrowings are unsecured and bear nominal interest. The Company paid financing costs of $253,373 to third parties and lenders and this amount is being amortized over the term of the borrowings. During three months ended June 30, 2008, $253,373 was charged to operations as amortization of debt issuance costs.

 Debt Financings consist of the following as of June 30, 2008:

	2008
		Unamortized
	Principal	debt discount	Net

Laurus Revolving Note Due in March 2009	$1,500,863	$(178,220)	$1,322,643
Laurus Convertible Note Due in March 2009	1,500,000	(308,680)	1,191,320
2006 Convertible Debentures	150,000		150,000
Short term borrowings	750,000		750,000
	$3,900,863	$(486,900)	$3,413,963

NETFABRIC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. STOCKHOLDERS' EQUITY

Warrants
Outstanding warrant securities consist of the following at June 30, 2008

		Exercise
		Price	Expiration
Laurus Warrants	554,282	$0.001	See (1)
2006 Private Placement	1,350,000	$0.01	April to November 2009
2007 Short Term Financing	890,000	$0.01	April to November 2010
Others	3,526,137	$$0.15 to $.082	July 2008 to June 2011
	6,320,149
(1)	No expiration .

 NOTE 4. STOCK-BASED COMPENSATION

Share-based compensation expense recognized under SFAS 123(R) for the three months ended June 30, 2008 and 2007 was $31,074 and $94,632, respectively. For the six months ended June 30, 2008 and 2007, share-based compensation expense was $104,148 and $199,031, respectively. Share-based compensation expense recognized in the Company's condensed consolidated statements of operations includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123.

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

8

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

9

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

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007:

Revenues.
Revenues of the three months ended June 30, 2008, increased by $2,221,796 or 54.1% compared to the same period of the prior year. For the six months ended June 30, 2008, revenues increased by $2,98,850 or 35.4%.  The increase in revenues were due to new projects  undertaken in 2008.

Direct employee compensation and consultant expenses.
Excluding non-cash share based compensation, for the three months ended June 30, 2008, our direct employee compensation and consultant expenses increased by $,1882,657 or 60.5% to $4,995,059. For six months ended June 30, 2008, our direct employee compensation and consultant expenses  excluding non-cash share based compensation increase by $2,411,704 or 37.3% to $8,872,391 compared to the same period of the prior year. Excluding non-cash share based compensation as a percentage of revenues our direct employee compensation and consultant expenses for the three and six months ended  June 30, 2008 were 78.9 and 78.2% , respectively, compared to 75.7% and 77.1%, respectively  in 2007. The increases in employee compensation and consultant expenses as a percentage of revenues were  due to the nature of projects performed in 2008.

Selling, general and administrative expenses.
Excluding non-cash share based compensation, our selling, general and administrative expenses decreased for the three months ended June 30, 2008 by $346,197, or 27.4%, to $919,253 compared to 2007. For the six months ended June 30, 2008, our selling, general and administrative expenses excluding non-cash share based compensation decreased by $844,013 or 31.8% to $1,811,064 compared to the same period of prior year.  During the six months ended June 30, 2007, we incurred approximately $162,000 in expenses ($240,000 including the fair value of shares of common stock issued) for an acquisition of an entity and the related financing. We terminated the acquisition related negotiation in April 2007 and the entire amount incurred was charged to operations during the three months ended March 31, 2007. The decreases in our selling, general and administrative expenses for the three and six months ended  June 30, 2008 compared to the same period of prior year were due to expense reductions implemented in  the third quarter of 2007.

Depreciation and amortization.
For three months ended June 30, 2008, depreciation and amortization decreased by $35,3571 or 32.6%, to $73,172. For six months ended June 30, 2008, depreciation and amortization decreased by $41,718 or 21.1%, to $156,045.

Amortization of debt discount.
Amortization of debt discount for the three months ended June 30, 2008 decreased by $6,783, or 3.5%, to $186,895. For the six months ended June 30, 2008 amortization of debt discount decreased by $1,212 or 0.3% to $368,261  As of June 30, 2008, the aggregate unamortized debt discount was $486,900, which will be amortized and charged to operations over the term of the respective debt.

Interest expense.
For the three months ended June 30, 2008, interest expense decreased by $7,026. Interest expense for the six months ended June 30, 2008, increased by $26,116. The increase was due to additional interest payable to Laurus due to different terms negotiated with Laurus.

Discontinued Operations.
On May 5, 2006, our Board of Directors decided to exit from the hardware-based VoIP communications product line (including resale of transport services) that is targeted to SMBs. In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS No. 144"), the results of operations from the VoIP business segment has been reclassified as discontinued operations for all periods presented. For the three months and six months ended June 30, 2008, losses from discontinued operations were $0 and $0, respectively. For the three and six months ended June 30, 2007, losses from discontinued operations were $53,398. Revenues from VoIP operations have been nominal in all periods presented and operating expenses are the losses reported.

Goodwill impairment

Pursuant to SFAS No. 142 “Goodwill and Other Intangibles Assets,” (“SFAS No. 142”), the Company performed its annual testing of goodwill impairment for the second quarter ended June 30, 2007. As a part of goodwill impairment testing, management reviewed various factors, such as the market price of the Company’s common stock, discounted cash flows from projected earnings and values of comparable companies to determine whether impairment exists. Based on this evaluation it was determined that the goodwill was impaired.   The impairment was due to a continued decline in our market capitalization during the six months ended June 30, 2007 and due to lower future cash flows expected to be generated by the business due to working capital constraints. The implied value of the goodwill was $10,585,000 compared to a carrying value of $13,982,451, indicating an impairment of $3,397,451. The impairment loss was charged to operations during the three months ended June 30, 2007.

Net loss.
As a result of the foregoing, for the three months ended June 30, 2008, net loss decreased by $4,127,909, or 98.3%, to a loss of $71,316, compared to a net loss of $4,199,225 in the three months ended  June 30, 2008. For the six months ended June 30, 2008, net loss decreased by $4,787,932 or 92.2% to a loss of $404,927 compared to a net loss of $5,192,859 in the six months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, our working capital deficiency was $5,976,624, compared to a working capital deficiency of $4,937,149 on December 31, 2007. The increase in the working capital deficiency was principally due to operating losses and due to reclassification of convertible note due in March 2009 as a current liability.  During the six months ended June 30, 2008, our operating activities from continuing operations provided approximately $268,000 of cash, compared to approximately $74,000 provided during the six months ended June 30, 2007.

During the six months ended June 30, 2008, our operating losses, after adjusting for non-cash items, provided approximately $522,000 of cash, and working capital items used approximately $254,000 of cash. The principal component of these working capital changes was an increase in our deferred revenues and accounts payable off set by an increase in  accounts receivable.  During the six months ended  June 30, 2007, our operating losses, after adjusting for non-cash items, utilized approximately $898,000 of cash, and working capital items provided approximately $973,000 of cash.

 During the six months ended June 30, 2008, we borrowed an aggregate of  $400,000, repaid an aggregate of $620,000  previously borrowed amounts from six individuals. The aggregate amount of short term borrowings outstanding as of  June 30, 2008 is $750,000. The borrowings outstanding at June 30, 2008 are due at various dates  through February 2009.

We evaluated several options for obtaining financing to fund our working capital requirements and to retire our debt upon maturity. We had approximately $3.9 million debt that was due in the first quarter of 2009. After several discussions and negotiations, we concluded that the most viable option would be to sell the operations of UCA Services. This would not only provide us financing but also enable UCA Services to grow to its optimal potential with appropriate financial backing.

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

None.

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