Form 10-Q
period 2008-09-30
NETFABRIC HOLDINGS, INC
filed 2010-02-19
CIK 1083220

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2008

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

NETFABRIC HOLDINGS, INC.

NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	DECEMBER 31, 2007
	(Unaudited)	(See Note)
ASSETS

CURRENT ASSETS:
Cash	$6,061	$15,224
Trade accounts receivable, net	2,872,553	1,758,821
Prepaid expenses and other current assets	184,511	34,012

Total current assets	3,063,125	1,808,057

Property and equipment, net	146,026	206,329

Goodwill	5,704,000	5,704,000

Other intangibles, net	494,676	659,687

Other assets	22,921	22,929

TOTAL ASSETS	$9,430,748	$8,401,002

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Convertible debentures, net of unamortized discounts	$50,000	$150,000
Short term borrowings	850,000	970,000
Accounts payable and accrued liabilities	4,493,912	3,976,771
Accrued compensation	443,128	554,880
Deferred revenues and customer advances	572,680	112,000
Convertible note, net of unamortized discount	1,317,232
Revolving note, net of unamortized discount	1,389,376	981,555

Total current liabilities	9,116,328	6,745,206

Convertible note, net of unamortized discount		940,232

Total liabilities	9,116,328	7,685,438

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY :
Common Stock, $.001 par value, authorized shares 200,000,000, 97,053,044 and 96,053,044 shares issued and outstanding, respectively	97,053	96,053
Additional paid-in capital	38,043,162	37,802,940
Accumulated deficit	(37,825,795)	(37,183,429)

Total stockholders' equity	314,420	715,564

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,430,748	$8,401,002

The accompanying notes should be read in conjunction with the condensed consolidated financial statements.

NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Revenues	$6,269,900	$3,636,721	$17,618,214	$12,016,185

OPERATING EXPENSES:			201,222
Direct employee compensation and consultant expenses (includes share based compensation of $18,250, $11,396 $37,830 and $34,188)	5,048,795	2,788,865	13,940,766	9,272,344
Selling, general and administrative expenses (includes share based compensation of $78,824, $83,237, $163,392 and $337,076)	981,070	1,070,006	2,876,702	3,978,922
Non-cash goodwill impairment				3,397,451
Depreciation and amortization	71,706	41,466	227,751	239,229
Total operating expenses	6,101,571	3,900,337	17,045,219	16,887,946

Income (loss) from operations	168,329	(263,616)	572,995	(4,871,761)

OTHER INCOME / (EXPENSE):

Amortization of debt discounts	(234,104)	(182,799)	(602,365)	(552,272)
Amortization of debt issuance costs	(118,000)	(112,000)	(371,373)	(112,000)
Interest and bank charges	(53,664)	(78,359)	(241,623)	(240,202)
Debt extinguishment costs		(539,043)		(539,043)

Total other income / (expense)	(405,768)	(912,201)	(1,215,361)	(1,443,517)

Loss before provision for income taxes	(237,439)	(1,175,817)	(642,366)	(6,315,278)

Provision for income taxes	-		-	-

LOSS FROM CONTINUING OPERATIONS	(237,439)	(1,175,817)	(642,366)	(6,315,278)

DISCONTINUED OPERATIONS:
Loss from operations of discontinued operations	-	-	-	(53,398)

NET LOSS	$(237,439)	$(1,175,817)	$(642,366)	$(6,368,676)

Net loss from continuing operations per common share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.08)

Net loss from discontinued operations per common share, basic and diluted	-	-	-	-

Net loss per common share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.08)

Weighted average number of shares outstanding, basic and diluted	97,053,044	91,148,533	96,764,723	80,763,179

The accompanying notes should be read in conjunction with the condensed consolidated financial statements.

NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED
STATEMENT OF CASH FLOWS

	NINE MONTHS	NINE MONTHS
	ENDED	ENDED
OPERATING ACTIVITIES	September 30, 2008	September 30, 2007

Net loss	$(642,366)	$(6,368,676)
Loss from discontinued operations		53,398
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Common stock, options and warrants issued for services		77,600
Non-cash charge for employee share based compensation	201,222	293,664
Non-cash charge on debt extinguishment		539,043
Non-cash financing fees	40,000
Amortization of debt discounts	562,365	552,272
Amortization of debt issuance costs	371,373	112,000
Non-cash goodwill impairment		3,397,451
Depreciation and amortization	227,751	239,229
Loss on disposal of property and equipment	5,287
Changes in operating assets and liabilities:
Trade accounts receivable	(1,113,732)	(14,019)
Prepaid expenses and other current assets	(150,499)	(17,073)
Other assets		31,502
Accounts payable and accrued liabilities	514,948	372,062
Accrued compensation	(111,752)	44,653
Deferred revenues and advances	460,680	689,821
Net cash provided by continuing operations	365,277	2,927
Net cash used in discontinued operations		(53,398)
Net cash provided by (used in) operating activities	365,277	(50,471)

INVESTING ACTIVITIES
Proceeds from disposal of property and equipment	5,981
Purchases of property and equipment	(11,504)	(95,010)
Net cash used in investing activities	(5,523)	(95,010)

FINANCING ACTIVITIES
Proceed from a private sale of common stock		450,000
Short term borrowings	760,000	770,000
Repayment of short term borrowings	(880,000)	(300,000)
Repayment of convertible debentures	(100,000)	(500,000)
Proceeds from issuance (repayment) of revolving note, net	222,456	(167,087)
Debt issuance costs	(371,373)	(112,000)
Net cash (used in) provided by financing activities	(368,917)	140,913

Net decrease in cash	(9,163)	(4,568)
Cash at beginning of period	15,224	13,437

Cash at end of period	$6,061	$8,869

Supplemental cash flow information:
Cash paid for interest	$243,000	$252,000

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

NETFABRIC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Management's plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred accumulated losses totaling $37,825,795 and has a working capital deficit of $6,053,023 at September 30, 2008. These factors, among others, indicate that the Company may be unable to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

 BASIS OF PRESENTATION / INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), except for the condensed consolidated balance sheet as of December 31, 2008, which was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to such rules and regulations. However the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the three months ended  September 30, 2009 and September30, 2008 are not necessarily indicative of the results to be expected for any other interim period or any future year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2007 consolidated financial statements, including the notes thereto, which are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on  February 18, 2010.

RECLASSIFICATIONS

Certain reclassifications have been made in the prior periods’ consolidated financial statements to conform to the current period’s presentation.

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

NETFABRIC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company's services have been provided primarily to a limited number of clients located in a variety of industries. The Company had revenues from one client representing a total of 54% of revenues during the three months ended September 30, 2008. For the nine months ended September 30, 2008, the Company had revenues from two clients representing a total of 62% (49% and 13%, respectively).

The Company generally does not require its clients to provide collateral. Additionally, the Company is subject to a concentration of credit risk with respect to its accounts receivable. The Company had 2 clients accounting for 67% (56% and 11%, respectively) of total gross accounts receivable as of September 30, 2008.

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

Diluted loss per share for the three and six  months ended September 30, 2008 and 2007 exclude potentially issuable common shares of approximately 12,408,856 and 14,353,856, respectively, primarily related to the Company's outstanding stock options, warrants and convertible debt, because the assumed issuance of such potential common shares is antidilutive.

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

NOTE 2. DEBT FINANCINGS

During the six months ended September30,2008, the Company and Laurus entered into a waiver/ amendment agreement, pursuant to which Laurus waived the Company’s non compliance of certain terms of the Security Agreement. In exchange for the waivers the Company issued Laurus 1,000,000 shares of its common stock. The fair value of the shares was $40,000 and was charged to operations expense during the six months ended September30,2008.

During the six months ended September 30,2008 the Company borrowed an aggregate of $760,000 from six individuals and repaid an aggregate of $880,000 of previously borrowed amounts. The aggregate amount of short term borrowings outstanding as of  September 30, 2008 is $850,000. The borrowings outstanding at September 30, 2008 are due at various dates through February 2009. The borrowings are unsecured and bear nominal interest. The Company paid financing costs of $371,373 to third parties and lenders and this amount is being amortized over the term of the borrowings. During three months ended September 30, 2008, $371,373 was charged to operations as amortization of debt issuance costs.

 Debt Financings consist of the following as of September 30, 2008:

	2008
		Unamortized
	Principal	debt discount	Net

Laurus Revolving Note Due in March 2009	$1,499,405	$(110,029)	$1,389,376
Laurus Convertible Note Due in March 2009	1,500,000	(182,768)	1,317,232
2006 Convertible Debentures	50,000		50,000
Short term borrowings	850,000		750,000
	$3,899,405	$(292,797)	$3,606,608

NETFABRIC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. STOCKHOLDERS' EQUITY

Warrants
Outstanding warrant securities consist of the following at September 30,2008
		Exercise
		Price	Expiration
Laurus Warrants	554,282	$0.001	See (1)
2006 Private Placement	1,350,000	$0.01	April to November 2009
2007 Short Term Financing	890,000	$0.01	April to November 2010
Others	1,766,137	$$0.15 to $0.82	December 2008 to June 2011
	4,560,419
(1)	No expiration .

NOTE 4. STOCK-BASED COMPENSATION

Share-based compensation expense recognized under SFAS 123(R) for the three months ended September 30, 2008 and 2007 was $97,074 and $94,633, respectively. For the nine months ended September 30, 2008 and 2007 share-based compensation expenses was $201,222 and $293,664, respectively. Share-based compensation expense recognized in the Company's condensed consolidated statements of operations includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

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

COMPARISON OF THREE AND SIX MONTHS ENDED SEPTEMBER30,2008 AND 2007:

Revenues.
Revenues for the three months ended September 30, 2008, increased by $2,633,179 or 72.4% compared to the same period of the prior year.  For the nine months ended September 30, 2008, revenues increased by $5,602,029 or 46.6%.  The increase in revenues were due to new projects undertaken in 2008.

Direct employee compensation and consultant expenses.
Excluding non-cash share based compensation, for the three months ended September 30 ,2008, our direct employee compensation and consultant expenses increased by $2,253,076 or 81.1% to $5,030,545. For the nine months ended September 30, 2008, our direct employee compensation and consultant expenses  excluding non-cash share based compensation increased by $4,664,780 or 50.5% to $13,902,936 compared to the same period of the prior year. Excluding non-cash share based compensation as a percentage of revenues our direct employee compensation and consultant expenses for the three and  nine months ended  September 30, 2008 were 80.2 and 78.9% , respectively, compared to 76.3% and 76.9%, respectively  in 2007. The increases in employee compensation and consultant expenses as a percentage of revenues were  due to the nature of projects performed in 2008.

Selling, general and administrative expenses.
Excluding non-cash share based compensation, our selling, general and administrative expenses decreased for the three months ended September  30, 2008 by $84,523, or 8.6%, to $902,246 compared to 2007. For the nine months ended September 30, 2008, our selling, general and administrative expenses excluding non-cash share based compensation decreased by $928,536 or 25.5% to $2,713,310 compared to the same period of prior year.  During the nine months ended September 30, 2007, we incurred approximately $162,000 in expenses ($240,000 including the fair value of shares of common stock issued) for an acquisition of an entity and the related financing. We terminated the acquisition related negotiation in April 2007 and the entire amount incurred was charged to operations during the three months ended March 31, 2007. The decreases in our selling, general and administrative expenses for the three and nine months ended  September 30, 2008 compared to the same period of prior year were due to expense reductions implemented in  the third quarter of 2007.

Depreciation and amortization.
For three months ended September 30, 2008, depreciation and amortization increased by $30,240 or 72.9%, to $71,706. For nine months ended September 30, 2008, depreciation and amortization decreased by $11,478 or 4.8%, to $227,751.

Amortization of debt discount.
Amortization of debt discount for the three months ended September 30, 2008 increased by $51,305, or 28.1%, to $234,104. For the nine months ended September 30, 2008 amortization of debt discount increased by $50,093 or 9.1% to $602,365  As of September 30, 2008, the aggregate unamortized debt discount was $292,797, which will be amortized and charged to operations over the term of the respective debt.

Interest expense.
For the three months ended September 30, 2008, interest expense decreased by $24,695.  Interest expense for the nine months ended September 30, 2008, increased by $1,421. The increase was due to additional interest payable to Laurus due to different terms negotiated with Laurus.

Discontinued Operations.
On May 5, 2006, our Board of Directors decided to exit from the hardware-based VoIP communications product line (including resale of transport services) that is targeted to SMBs. In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS No. 144"), the results of operations from the VoIP business segment has been reclassified as discontinued operations for all periods presented. For the three months and six months ended September 30, 2008, losses from discontinued operations were $0 and $0, respectively. For the nine months ended September 30, 2007, losses from discontinued operations were $53,398. Revenues from VoIP operations have been nominal in all periods presented and operating expenses are the losses reported.

Goodwill impairment

Pursuant to SFAS No. 142 “Goodwill and Other Intangibles Assets,” (“SFAS No. 142”), the Company performed its annual testing of goodwill impairment for the second quarter ended June 30, 2007. As a part of goodwill impairment testing, management reviewed various factors, such as the market price of the Company’s common stock, discounted cash flows from projected earnings and values of comparable companies to determine whether impairment exists. Based on this evaluation it was determined that the goodwill was impaired.   The impairment was due to a continued decline in our market capitalization during the nine months ended September 30, 2007 and due to lower future cash flows expected to be generated by the business due to working capital constraints. The implied value of the goodwill was $10,585,000 compared to a carrying value of $13,982,451, indicating an impairment of $3,397,451. The impairment loss was charged to operations during the three months ended June 30, 2007.

Net loss.
As a result of the foregoing, for the three months ended September 30, 2008, net loss decreased by $938,378, or 79.8%, to a loss of $237,439, compared to a net loss of $1,175,817 in the three months ended September 30, 2007. For the nine months ended September 30, 2008, net loss decreased by $5,726,310 or 89.9% to a loss of $642,366 compared to a net loss of $6,368,676 in the nine months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, our working capital deficiency was $6,053,203, compared to a working capital deficiency of $4,937,149 on December 31, 2007. The increase in the working capital deficiency was principally due to operating losses and due to reclassification of convertible note due in March 2009 as a current liability.  During the nine months ended September 30, 2008, our operating activities from continuing operations provided approximately $365,000 of cash, compared to approximately $3,000 provided during the nine months ended September  30, 2007.

During the six months ended September 30, 2008, our operating losses, after adjusting for non-cash items, provided approximately $766,000 of cash, and working capital items used approximately $400,000 of cash. The principal component of these working capital changes was an increase in our deferred revenues and accounts payable off set by an increase in accounts receivable.  During the nine months ended September 30, 2007, our operating losses, after adjusting for non-cash items, utilized approximately $1,104,000 of cash, and working capital items provided approximately $1,107,000 of cash.

 During the nine months ended September 30,2008 we borrowed an aggregate of $760,000 repaid an aggregate of $880,000 of previously borrowed amounts from five individuals. The aggregate amount of short term borrowings outstanding as of September30, 2008 is $850,000. The borrowings outstanding at September30, 2008 are due at various dates through February 2009.

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