Form 10-K
period 2009-12-31
NETFABRIC HOLDINGS, INC
filed 2010-08-10
CIK 1083220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
 (Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
 1934

for the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State issuer's revenues for its most recent fiscal year. $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. $44,621 as of August 2, 2010.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.97,053,044 shares of Common Stock, $0.001 par value, outstanding as of August 2, 2010.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

PART I

From time to time, including in this annual report on Form 10-K, NetFabric Holdings, Inc. (the "Company", "NetFabric", "our" or "we") may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, future operations, new products, research and development activities and similar matters. A variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, without limitation, the following: general economic and business conditions, both nationally and in our markets; our expectations and estimates concerning future financial performance, financing plans, acquisitions or mergers, and the impact of competition; our ability to implement our acquisition and growth strategy; anticipated trends in our business; advances in technologies; and, other risk factors set forth under "Risk Factors" beginning on page 12 in this report.

ITEM 1. DESCRIPTION OF BUSINESS

We were incorporated in the State of Delaware on August 31, 1989 as Houston Operating Company. On December 9, 2004, we acquired NetFabric Corporation ("NetFabric Corp.") and on April 19, 2005, we changed our name to NetFabric Holdings, Inc. On May 20, 2005, we acquired UCA Services, Inc. (“UCA”).

We were organized into two distinct divisions. NetFabric Holdings, Inc. the holding company that housed the finance and administrative functions and was responsible for financing transactions and regulatory compliance activities. UCA , until our divesture of it as explained later, provided IT services and solutions to a wide range of clients in the financial industry as well as the pharmaceutical, healthcare and hospitality sectors.

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

UCA

On May 20, 2005, we entered into and closed on a share exchange agreement, whereby we purchased all of the issued and outstanding shares of UCA from its shareholders in exchange for the issuance of 24,096,154 shares of our common stock. In May 2007, UCA changed its legal name to NetFabric Technologies, Inc.

UCA, a New Jersey company, is an information technology ("IT") services company that serves the information and communications needs of a wide range of Fortune 500 and small to mid-size business clients in the financial markets industry as well as the pharmaceutical, health care and hospitality sectors. UCA Services delivers a broad range of IT services in the practice areas of infrastructure builds and maintenance, managed services and professional services.

On August 24, 2009, we along with our wholly-owned subsidiary, UCA and Fortify Infrastructure Services, Inc. (“Fortify ) entered into Amendment No. 1 (“Amendment”) to the Option and Purchase Agreement (“Option Agreement”) in connection with the closing of Fortify’s purchase of all of the outstanding capital stock of UCA upon exercise of its option granted under the Option Agreement. Pursuant to the Amendment, among other things, the Secured Convertible Promissory Note in the principal amount of $5 million (including the related accrued interest) issued by UCA to Fortify was cancelled, releases of certain obligations of the parties were granted as specified in the Amendment, and the commencement date and measurement period for the earn-out and bonuses provided for in the Option Agreement were modified. Effective August 24, 2009, the Company transferred its ownership interest in UCA to Fortify.

In accordance with FASB ASC 205-20-45-1 “Presentation of Financial Statements-Discontinued Operations-Other Presentation Matters” the Company has presented the results of UCA operations as discontinued operations in the accompanying consolidated balance sheets, statement of operations and statement of  cash flows.

On March 12, 2009, we along with our wholly owned subsidiary, UCA entered into a Convertible Note Purchase Agreement dated March 12, 2009 with Fortify. (“Fortify). Pursuant to the Convertible Note Purchase Agreement, Fortify purchased a Secured Convertible Promissory Note (the “Note”) from UCA in the principal amount of $5 million with the Company being a guarantor for UCA’s borrowings.

The Note had a six-month term, and with interest at 8% per annum, compounded annually. The Note was secured by (i) all of the assets of UCA and the Company and (ii) all of the equity securities of UCA then owned or thereafter acquired by the Company. At the exclusive option of Fortify, Fortify may convert the entire principal amount of and accrued and unpaid interest on the Note into shares of Series A Preferred Stock of UCA.  The conversion price shall be at a price equal to the price per share reflecting a valuation of UCA equal to $5 million, on an as-converted basis.

Fortify, UCA and the Company also entered into an Option and Purchase Agreement (“Option Agreement’). Pursuant to the Option Agreement, Fortify has an option to acquire all of the outstanding shares of common stock of UCA. Upon effectiveness of the Company’s Definitive Schedule 14 C Information Statement to be filed with the Securities and Exchange Commission (the “SEC”) in connection with certain actions taken by the written consent of holders of a majority of the Company’s outstanding common stock approving the terms of the Option Agreement, Fortify will exercise the option. Upon exercise of the Option, the Company will be released from the guaranty obligations of the Note. Fortify will pay the Company $500,000 (“Fixed Payment”) one year from the date the option is exercised. In addition, Fortify will pay additional amounts to the Company (up to a maximum of $500,000) and certain employees of UCA based on UCA’s performance during the periods specified in the Option Agreement (“Performance Payment”).

The   holders of a majority of the Company’s outstanding common stock had previously approved the terms of the Option Agreement by a written consent as detailed in the Company’s Definitive Schedule 14 C Information Statement filed with the Securities and Exchange Commission (the “SEC”) on July 9, 2009.

The Company used approximately $3 million from the proceeds of the Note to repay all amounts owed to Laurus Master Fund. The balance of the proceeds was to be used for repayment of debt, other payables and for working capital purposes.

On April 27, 2010, we entered into a Memorandum of Understanding (“MOU”) with Fortify and amended the Fixed Payment and Performance Payment previously agreed by them. Pursuant to Fortify agreeing to pay the amounts on accelerated basis unconditionally, the Company agreed to accept $850,000 in aggregate as the full settlement of Fixed Payment and Performance payments. This amount was received by the Company in May 2010 and $850,000 is classified as other receivables at December 31, 2009.

During 2009, we shut down our operations in India and dissolved our subsidiary there.  The investment in the subsidiary and related accounts including property and equipment were written off and the resulting nominal expense was charged to operations.  The operations in India were minimal and it supported some our activities with back office functions and did not have any external customers.

After the divesture of UCA, the Company does not have any operations. In the past, our operations was that of a holding company that housed the finance and administrative functions and was responsible for financing transactions and regulatory compliance activities. We continue those operations after the divesture of UCA with our officers providing their services on a part-time basis.

Employees

As of December 31, 2009, we did not have any full- time employees.  Our officers provide services on a part-time basis and one of them provides his services on consulting basis through a company controlled by him.

As of April 1, 2008, due to our limited economic resources, we ceased filing our annual, quarterly or periodic reports with the Securities and Exchange Commission (the “SEC”) and were not in compliance with relevant SEC rules and regulations. In February 2010, we filed our Annual Report on Form 10K for the years ended December 31, 2008 and 2007 and our quarterly reports for the three quarters 2008.

On April 27, 2010, the SEC notified us of our non compliance and its intent to deregister the Company.  We have requested additional time to complete our audit of the fiscal year ended December 31, 2009 and to file all periodic reports to come back into compliance.  We have not received a response from the SEC.  We anticipate filing all the other required periodic reports with the SEC shortly after filing this report.

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

ITEM 2. DESCRIPTION OF PROPERTY

Description of Property
We do not own or lease any real property. Our current office needs are very minimal and our office is located in UCA’s office.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to, nor is any of our property the subject of, any pending legal proceedings other than routine litigation that is incidental to our business.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on the OTC Bulletin Board ("OTCBB") under the trading symbol "NFBH" since March of 2001. On April 19, 2005, our name was changed from Houston Operating Company to NetFabric Holdings, Inc. and our stock symbol was changed from "HOOC" to "NFBH". Our common stock has been quoted on the Pink Sheets under the ticker symbol “NFBH” since May 7, 2008.

The following table sets forth the high and low bid prices for our common stock for the 2008 periods indicated as reported by OTCBB, and the high and low sales prices for the 2009 periods indicated as reported by the Pink Sheets, as bid prices were unavailable for those periods.  The source of this data is Bloomberg. The data does not reflect inter-dealer prices and the quotations are without retail mark-ups, mark-downs or commissions, may not represent actual transactions, and have not been adjusted for stock dividends or splits.

	High	Low

YEAR ENDED DECEMBER 31, 2009
First Quarter	$0.001	$0.001
Second Quarter	$0.005	$0.001
Third Quarter	$0.001	$0.001
Fourth Quarter	$0.001	$0.001

YEAR ENDED DECEMBER 31, 2008
First Quarter	$0.03	$0.03
Second Quarter	$0.02	$0.02
Third Quarter	$0.00	$0.00
Fourth Quarter	$0.00	$0.00

As of August 2, 2010, the number of stockholders of record was approximately 467 (excluding beneficial owners and any shares held in street name or by nominees).

In the past three years, we have not paid any dividends upon our common stock. The payment of common stock dividends, if any, in the future rests within the discretion of our Board of Directors and will depend upon, among other things, our earnings, capital requirements and financial condition, as well as other relevant factors.

Equity Plan Compensation Information

The following table sets forth information as of December 31, 2009 regarding compensation plans under which our equity securities are authorized for issuance.

			Number of Securities
			Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans(1)	5,525,085	$0.42	3,474,915
Equity compensation plans not approved by equity holders(2)	1,756,782	0.15	0
Total	7,281,867		3,474,915

(1) Pursuant to our 2005 Stock Option Plan.

(2) Outstanding warrants to acquire shares of common stock. The warrants expire at various times through 2011.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report and reports included herein by reference. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

UCA SERVICES, INC. ACQUISITION

On May 20, 2005, we entered into and closed on a share exchange agreement, whereby we purchased all of the issued and outstanding shares of UCA Services, Inc., a New Jersey company (“UCA ”) from its shareholders in exchange for the issuance of 24,096,154 shares of our common stock. UCA Services is an IT services and solutions company that serves the information needs of a wide range of Fortune 500 clients in the financial markets industry and the pharmaceutical, health care and hospitality sectors. UCA Services delivers a broad range of IT services in managed services, professional services, infrastructure building and maintenance, application development and maintenance areas. The acquisition was accounted for using the purchase method of accounting with UCA Service’s results of operations included in our consolidated financial statements from the date of acquisition.

DISCONTINUED OPERATIONS

On August 24, 2009, the Company along with its wholly-owned subsidiary, UCA and Fortify entered into Amendment No. 1 (“Amendment”) to the Option and Purchase Agreement (“Option Agreement”) in connection with the closing of Fortify’s purchase of all of the outstanding capital stock of UCA upon exercise of its option granted under the Option Agreement. Pursuant to the Amendment, among other things,  the Secured Convertible Promissory Note in the principal amount of $5 million (including the related accrued interest) issued by UCA to Fortify was cancelled, releases of certain obligations of the parties were granted as specified in the Amendment, and the commencement date and measurement period for the earn-out and bonuses provided for in the Option Agreement were modified. Effective August 24, 2009, the Company transferred its ownership interest in UCA to Fortify.

In accordance with FASB ASC 205-20-45-1 “Presentation of Financial Statements-Discontinued Operations-Other Presentation Matters” the Company has presented the results of UCA operations as discontinued operations in the accompanying consolidated balance sheets, statement of operations and statement of  cash flows.

UCA derived revenues primarily from managed IT services, professional services, application development services and business process management services. Service arrangements with customers were generally on a time and material basis or fixed-price, fixed-timeframe revenue basis. UCA’s principal operating expenses were direct employee costs, consultant expenses and selling, general and administrative expenses. The principal components of selling, general and administrative expenses were salaries of sales and support personnel, and office rent. Direct employee costs and consultant expenses were comprised primarily of the costs of consultant labor, including employees, subcontractors and independent contractors, and related employee benefits. Approximately 50% of our consultants were employees and the remainder are subcontractors and independent contractors.

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

After the divesture of UCA, the Company does not have any operations. In the past, our operations was that of a holding company that housed the finance and administrative functions and was responsible for financing transactions and regulatory compliance activities.

Comparison of Years Ended December 31, 2009 and 2008:

Selling, general and administrative expenses

Our selling, general and administrative expenses increased for the year ended December 31, 2009 by $45,990, or 6.3%, to $779,281. In 2009, our selling, general and administrative expenses levels decreased due to reduced level of operations after the divesture of UCA. This decrease was off set by bonus and severance payments to officers and additional professional fees incurred in connection with UCA transaction resulting in a net increase of selling, general and administrative expenses for the year.

Amortization of debt discount

Amortization of debt discount for the year ended December 31, 2009 decreased $671,438 or 88.0%, from $763,300 to $91,862. The reduction was due to the maturity of Laurus debt and by the maturity all discount was amortized. The debt was repaid at the maturity in March 2009 from the Fortify transaction, and there were no additional borrowings incurred during the year.

Debt issuance costs

We paid approximately $86,000 fees in connection with our short term borrowing during the year ended December 31, 2009, which was charged to operations. In 2008, we incurred approximately $628,000 in fees. The decrease was due to the repayment of short term borrowings from the Fortify transaction.

Interest expense

For the year ended December 31, 2009, interest expense decreased by $311,571, or 89.6%, to $36,270 from $347,841. The decrease due to the repayment of Laurus and other debt from the proceeds of the Fortify transaction in March 2009.

Discontinued Operations

On August 24, 2009, we transferred our ownership interest in UCA to Fortify. In accordance with FASB ASC 205-20-45-1 “Presentation of Financial Statements-Discontinued Operations-Other Presentation Matters” we have presented the results of UCA operations as discontinued operations in the accompanying consolidated balance sheets, statement of operations and statement of cash flows.

We recorded a gain of $770,608 from the disposal of UCA during the year ended December 31, 2009. This was based on the sale price of UCA and net assets of UCA transferred as more fully detailed in Note 3 to Consolidated Financial Statements.

In 2009, our income from discontinued operations was $346,001 compared to $1,557,582 in 2008.  Our discontinued operations in 2009 were until August 24, 2009, date on which ownership in UCA was transferred to Fortify, compared to a full year of operations in 2008. In addition, decreased revenues in UCA due to non- renewal or termination of certain projects undertaken in 2008 resulted in decreased profits in 2009 compared to 2008.

Net loss

As a result of the foregoing, for the year ended December 31, 2009, net loss decreased by $1,136,858, or 123.5%, to an income of $216,566, compared to a net loss of $920,292 in the year ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2009, our working capital was $453,026, compared to a working capital deficiency of $6,212,328 on December 31, 2008. The increase was due to the proceeds received  from the sale of UCA. During the year ended December 31, 2009, our operating activities from continuing operations used approximately $1,282,000 of cash, compared to approximately $827,000 used during the year ended December 31, 2008.

During the year ended December 31, 2009, our continuing operating losses, after adjusting for non-cash items, used approximately $572,000 of cash, and working capital items used approximately $710,000 of cash. The principal component of these working capital changes was a decrease in our accounts payable and accrued compensation. During the year ended December 31, 2008, our continuing operating losses, after adjusting for non-cash items, utilized approximately $768,000 of cash, and working capital items used approximately $59,000 of cash.

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

On March 12, 2009, we, along with our wholly owned subsidiary, UCA entered into a Convertible Note Purchase Agreement dated March 12, 2009 with Fortify Infrastructure Services, Inc. (“Fortify”). Pursuant to the Convertible Note Purchase Agreement, Fortify purchased a Secured Convertible Promissory Note (the “Note”) from UCA in the principal amount of $5 million with us Company being a guarantor for UCA’s borrowings.

The Note had a six-month term, and with interest at 8% per annum, compounded annually. The Note was secured by (i) all of the assets of UCA and our Company and (ii) all of the equity securities of UCA then owned or thereafter acquired by us. At the exclusive option of Fortify, Fortify may convert the entire principal amount of and accrued and unpaid interest on the Note into shares of Series A Preferred Stock of UCA.  The conversion price shall be at a price equal to the price per share reflecting a valuation of UCA equal to $5 million, on an as-converted basis.

Fortify, UCA and we also entered into an Option and Purchase Agreement (“Option Agreement’). Pursuant to the Option Agreement, Fortify has an option to acquire all of the outstanding shares of common stock of UCA. Upon effectiveness of the our Definitive Schedule 14 C Information Statement to be filed with the Securities and Exchange Commission (the “SEC”) in connection with certain actions taken by the written consent of holders of a majority of our outstanding common stock approving the terms of the Option Agreement, Fortify will exercise the option. Upon exercise of the Option, will be released from the guaranty obligations of the Note. Fortify will pay us $500,000 (“Fixed Payment”) one year from the date the option is exercised. In addition, Fortify will pay additional amounts to us (up to a maximum of $500,000) and certain employees of UCA based on UCA’s performance during the periods specified in the Option Agreement (“Performance Payment”).

The   holders of a majority of our outstanding common stock had previously approved the terms of the Option Agreement by a written consent as detailed in our Definitive Schedule 14 C Information Statement filed with the Securities and Exchange Commission (the “SEC”) on July 9, 2009.

We used approximately $3 million from the proceeds of the Note to repay all amounts owed to Laurus Master Fund. The balance of the proceeds was be used for repayment of debt, other payables and for working capital purposes.

On August 24, 2009, we along with its wholly-owned subsidiary, UCA and Fortify entered into Amendment No. 1 (“Amendment”) to the Option and Purchase Agreement (“Option Agreement”) in connection with the closing of Fortify’s purchase of all of the outstanding capital stock of UCA upon exercise of its option granted under the Option Agreement. Pursuant to the Amendment, among other things,   the Secured Convertible Promissory Note in the principal amount of $5 million (including the related accrued interest) issued by UCA to Fortify was cancelled, releases of certain obligations of the parties were granted as specified in the Amendment, and the commencement date and measurement period for the earn-out and bonuses provided for in the Option Agreement were modified. Effective August 24, 2009, we transferred our ownership interest in UCA to Fortify.

On April 27, 2010,we entered into a Memorandum of Understanding (“MOU”) with Fortify and amended the Fixed Payment and Performance Payment previously agreed by them. Pursuant to Fortify agreeing to pay the amounts on accelerated basis unconditionally, we agreed to accept $850,000 in aggregate as the full settlement of Fixed Payment and Performance payments. This amount was received by us in May 2010 and $850,000 is classified as other receivables at December 31, 2009.

After the divesture of UCA, we do not have any operations. However, we are debt free. We will explore strategic alternatives including merger with another entity. Currently, we do not have any agreement or understanding with any entity and there is no assurance that such a transaction will ever be consummated.

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

WHILE ATTEMPTING TO IDENTIFY A SUITABLE CANDIDATE, WE WILL INCUR FURTHER EXPENSES THAT CURRENTLY CANNOT BE SPECIFIED.

Our Board assumes that we will be able to identify as merger candidates privately held companies with attractive business prospects that have the potential to increase stockholder value to a greater extent than our current business. At this time, the Board has not identified a definitive candidate. Following the sale of UCA, the Company no longer has any full-time employees. However, the Board of Directors will continue to serve and, along with the present Chief Executive Officer, is charged with identifying a target company to acquire. Without full-time employees, it may take a significant amount of time to identify a suitable candidate for a business combination with us. During such time, we will have further expenses such as general legal and accounting/auditing fees, none of which can be specified at this time, but will deplete our financial resources and thereby make it more difficult for the Company to identify a suitable candidate for a business combination on satisfactory terms, if at all.

WE MAY NOT BE ABLE TO ACQUIRE A COMPANY WITH ONGOING BUSINESS OPERATIONS.

Our Board believes that privately held companies will be interested in a merger with our Company that,  would allow the private company to "go public," i.e., have publicly traded securities without an initial public offering. However, many private companies seeking to "go public" may prefer an initial public offering to a merger with a public shell (a public traded company with no operating business). Moreover, the Securities and Exchange Commission typically evaluates the merger of a public shell with a private company. This can be a time-consuming and cost-intensive review process for the parties involved in the merger that could discourage privately held companies from any transaction with a public shell. If, we are not able to merge with an operating company, whether a privately held company or a company subject to the reporting obligations of the Securities Exchange Act from 1934, our financial reserves will most likely not be sufficient for us to start any kind of operating business on our own. Therefore, there can be no guarantee that we will operate any business after the sale of UCA.

WE DO NOT KNOW WHICH BUSINESS WE WILL OPERATE IN THE FUTURE, IF ANY.

As described above, we do not know which business, if any, we will be operating in the future. Even if we are able to commence new business operations, there can be no guarantee that we will be successful.

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

IF WE DO NOT MAKE FUTURE FILINGS WITH THE SEC IN A TIMELY MANNER, OUR STOCKHOLDERS MAY BE NEGATIVELY AFFECTED.

As of April 1, 2008 , we have not filed any annual, quarterly or periodic reports with the SEC and received notice from the OTC that we were not in compliance with its rules, which require timely filing of periodic reports in order to maintain our continued quotation on the bulletin board. As a result, the Company’s common stock is currently quoted on the Pink Sheets. Future delays in the filing of timely periodic reports may negatively affect the quotation of our common stock. As a consequence, an investor could find it more difficult to dispose of, or to obtain quotations as to the price of, our common stock, and the liquidity of the Company’s common stock will be greatly reduced.  In addition, the lack of regular current filings may affect the value of the share price since it may be difficult for a shareholder to evaluate properly the Company’s performance and future prospects. Furthermore, the Company could be subject to enforcement action by the SEC and other actions if it does not file its periodic reports.

The SEC notified us of our non compliance and their intent to deregister us. We requested additional time to complete our audit of the fiscal year ended December 31, 2009 and to file all periodic reports. Shortly after filing this report, we anticipate filing all the required periodic reports with the SEC.

ITEM 8. FINANCIAL STATEMENTS

Reference is made to page F-1 herein for the Index to the Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 8, 2010, the Board of Directors of the Company appointed Arik Eshel, CPA & Assoc., PC (“Arik Eshel”) as the Independent Registered Public Accounting Firm of the Company.

During the Company’s two  most recent fiscal years and through July 8, 2010, the Company did not consult with Arik Eshel on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and Arik Eshel did not provide either a written report or oral advice to the Company that Arik Eshel concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

On March 25, 2010, we were notified that McGladrey & Pullen, LLP (“M&P”) resigned as the independent registered public accounting firm for the Company.

M&P had been the independent accountants of the Company since December 4, 2007. Their report dated May 11, 2009, on the Company’s consolidated financial statements for the years ended December 31, 2008 and December 31, 2007 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except for a “going concern” uncertainty. During the period from the inception of the engagement through the termination of the engagement, the Company had no disagreements with M&P on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which, if not resolved to M&P’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports. During our two most recent fiscal years, and the subsequent interim period through the date M&P resigned, M&P did not advise the Company as to any reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Principal Financial Officer, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2009.  However, disclosure controls were not effective because the Company did not file this report on a timely basis.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

As of  August 2, 2010, our directors and executive officers, their age, positions, the dates of their initial election or appointment as directors or executive officers, and the expiration of their terms are as follows:
Name	Age	Position	With Company Since
Fahad Syed	42	Chairman and Chief Executive Officer	May 2005

Vasan Thatham	52	Chief Financial Officer	June 2005

Charlotte G. Denenberg	62	Director	November 2004

Joseph Perno	67	Director	April 2006

Below are the biographies of each of our officers and directors as of  August 2, 2010.

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

Mr. Fahad Syed and Mr. Vasan Thatham provide services for the Company on a part-time basis. In addition, Mr. Vasan Thatham provides his services on consulting basis through a company controlled by the officer.

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

ITEM 11. EXECUTIVE COMPENSATION

 The following table sets forth information regarding all cash and non-cash compensation earned by or paid to all of the executive officers of the Company who served during the fiscal years ended December 31, 2009 and 2008, for services in all capacities to the Company:

Summary Compensation Table

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards(2)	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Fahad Syed	2009	371,000							371,000
Chief Executive Officer	2008	257,000							335,000

Vasan Thatham	2009	156,939			40,062				197,001
Chief Financial Officer (1&2)	2008	150,000			80,124				230,124

(1) For 2009 includes severance and amounts paid for consulting.

(2) Value of option awards is the dollar amount recognized for financial statements reporting purposes with respect to fiscal years 2009 and 2008. See Note 8 to Consolidated Financial Statements.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards					Stock Awards
Equity
								Equity	Incentive
								Incentive	Plan
								Plan	Awards:
								Awards:	Market or
			Equity					Number of	Payout
			Incentive					Unearned	Value of
	Number of		Plan Awards:				Market	Shares,	Unearned
	Securities	Number of	Number of			Number of	Value of	Units or	Shares,
	Underlying	Securities	Securities			Shares or	Shares or	Other	Units or
	Unexercised	Underlying	Underlying			Units of	Units of	Rights	Other
	Options	Unexercised	Unexercised	Option	Option	Stock That	Stock That	That Have	Rights That
	(#)	Options (#)	Unearned	Exercise	Expiration	Have Not	Have Not	Not Vested	Have Not
Name	Exercisable	Unexercisable	Options (#)	Plan ($)	Date	Vested (#)	Vested ($)	(#)	Vested ($)
Fahad Syed
(CEO)	—	—	—	—	—	—	—	—	—

Vasan Thatham
(CFO)	300,000	—	—	$1.40	06/22/15	—	—	—	—

Compensation Of Directors

The following table sets forth information with respect to director's compensation for the fiscal year ended December 31, 2009.

DIRECTORS COMPENSATION

Fees
Earned
	or			Non-Equity	Nonqualified
	Paid			Incentive	Deferred
	in	Stock	Option	Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)		($)	($)

Charlotte G. Denenberg	$12,000		$—				$12,000

Joseph Perno	$12,000		$—				$12,000

Our non executive directors will receive an initial grant of stock options to purchase 125,000 shares of common stock with an exercise price equal to the fair market value. The options shall vest into 15,625 shares of common stock on the date of grant and thereafter into 15,625 shares every three months for as long as the board member is a member of our Board of Directors as of such date. The option shall have a term of ten years from the date of grant. Every member of the Board of Directors who is not an employee shall be entitled to a bi-annual grant of Stock Options to purchase 125,000 shares of common stock on the two year anniversary of the initial grant date and for every two year anniversary of such date thereafter for as long as the member is a member of the Board of Directors. The options shall vest into 15,625 shares of common stock on the date of grant and into 15,625 shares of common stock every three months thereafter. The options shall have a term of ten years. The exercise price shall be the fair market value on the date of grant. Independent directors are also reimbursed for out-of-pocket expenses in connection with attendance at board meetings and committee meetings. In April 2006, we granted Joseph Perno stock options to purchase 125,000 shares of our common stock. In March 2005, we granted each of our then three non executive directors, Charlotte G. Denenberg, Richard R. Howard and Madelyn M. DeMatteo, stock options to purchase 125,000 shares of common stock. Each of our non-employee directors are entitled to receive 12,000 in 2009 for attending board Meetings

2005 Stock Option Plan

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In April 2006, we sold the 2006 Convertible Debentures in the face amount of $150,000 to Fahad Syed, an officer and director . The 2006 Convertible Debentures bear interest at 8% and were due originally on June 17, 2006. At the option of the Debenture Holders, the 2006 Convertible Debentures can be converted into shares of the Company's common stock at a conversion price of $.50 per share. In December 2006, the Debenture Holder extended the maturity of the 2006 Convertible Debentures to April 2007. In April 2007, the maturity of Convertible Debenture due to Fahad Syed was extended to December 2007 and repaid in 2008.

During the year ended December 31, 2008, we borrowed an aggregate of $150,000 from Fahad Syed, an officer and director and the amount was repaid prior to December 31, 2008.  We did not pay the officer and director  did not pay any financing costs or interest.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The table below sets forth information with respect to the beneficial ownership of our common stock as of August 2, 2010 for (i) persons who own more than 5% of our outstanding common stock; (ii) each of our directors or those nominated to be directors, and executive officers; and (iii) all of our directors and executive officers as a group.

	Amount and Nature of
Name and Address of Beneficial Owner	Beneficial Ownership		Percentage of Class(1)

Fred Nazem 44 East 73rd Street New York, NY 10021	23,279,527	(2)	24.0%

Faisal Syed 12 Kings Brook Court Mendham, NJ 07945	13,238,462		13.6%

Mohamed Asif 53 Burnet Hill Road Livingston, NJ 07039	13,238,462		13.6%

Fahad Syed c/o NetFabric Holdings, Inc 299 Cherry Hill Road Parsippany, NJ 07054	6,731,731		6.9%

Jeff Robinson Five Tomaselli Court Ballston Spa, NY 12020	4,832,476		5.0%

Vasan Thatham c/o NetFabric Holdings, Inc. 299 Cherry Hill Road Parsippany, NJ 07054	300,000	(3)	*

Charlotte G. Denenberg c/o NetFabric Holdings, Inc. 299 Cherry Hill Road Parsippany, NJ 07054	125,000	(4)	*

Joseph Perno c/o NetFabric Holdings, Inc. 299 Cherry Hill Road Parsippany, NJ 07054	125,000	(4)	*

Laurus Master Fund, Ltd. c/o Laurus Capital Management, LLC 335 Madison Avenue New York, NY 10017	5,221,393	(5)	5.3%

All Directors and Executive Officers as a Group (4 persons)	7,281,731	(6)	7.5%

* Less than 1%.
(1) Applicable percentage of ownership is based on 97,053,044 shares of common stock outstanding as of August 2, 2010 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of August 2, 2010 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Board of Directors appointed  McGladrey & Pullen, LLP was as the Independent Registered Public Accounting Firm effective December 4, and they audited  our annual financial statements for the year ended December 31, 2008.  On July 8, 2010, our Board of Directors  appointed Arik Eshel, CPA & Assoc., PC (“Arik Eshel”) as the Independent Registered Public Accounting Firm of the Company and Arik Eshel audited our annual financial statements for the year ended December 31, 2009.

Audit Fees

The aggregate fees billed or to be billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2009 and 2008 were $37,000 and $96,000, respectively.

Audit Related Fees

The aggregate fees billed or to be billed for audit related services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2009 and 2008 were $0 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2009 and 2008 were $0 and $0, respectively.

All Other Fees

There were no other fees billed for services by our independent registered public accounting firm for either audit related or non audit services for the fiscal years ended December 31, 2009 and 2008.

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

ITEM 15. EXHIBITS.
A. Exhibits

Exhibit 2.1	Share Exchange Agreement between the Company, NetFabric, NetFabric's shareholders and Littlehampton LLC, dated December 9, 2004. (1)

Exhibit 2.2	Share Exchange Agreement between the Company, UCA Services, Inc. and all of the Shareholders of UCA Services, Inc. dated 20, 2005. (4)

Exhibit 3.1	Articles of Incorporation (12)

Exhibit 3.2	By-Laws. (7)

Exhibit 10.1	Letter Agreement between Houston Operating Company, NetFabric Corporation, Macrocom Investors, LLC and Littlehampton Investments, LLC, dated March 25, 2005. (3)

Exhibit 10.2	Financing Agreement between NetFabric and Macrocom, dated July 22, 2004. (1)

Exhibit 10.3	Loan Agreement between NetFabric and Macrocom, dated October 14, 2004. (1)

Exhibit 10.4	Amendment to Financing and Loan Agreement between NetFabric and Macrocom, dated December 2, 2004. (1)

Exhibit 10.5	Distribution Agreement between NetFabric and Williams, dated November 29, 2004. (1)

Exhibit 10.6	Lease Agreement between NetFabric and Silvermine, dated January 1, 2004. (1)

Exhibit 10.7	2005 Stock Option Plan. (2)

Exhibit 10.8	Agreement with Macrocom Investors, LLC for Convertible Debentures dated July 19, 2005. (5)

Exhibit 10.9	Warrant, dated as October 27, 2005, issued by the Company to Cornell Capital Partners, LP. (6)

Exhibit 10.10	Securities Purchase Agreement, dated as of October 27, 2005, by and between the Company and Cornell Capital Partners, LP. (6)

Exhibit 10.11	Investor Registration Rights Agreement, dated as of October 27, 2005, by and between the Company and Cornell Capital Partners, LP. (6)

Exhibit 10.12	Escrow Agreement, dated as of October 27, 2005, by and among the Company, Cornell Capital Partners, LP and David Gonzalez, Esq., as escrow agent pursuant to the Securities Purchase Agreement. (6)

Exhibit 10.13	Amended and Restated Security Agreement, dated as of October 27, 2005, by and between the Company and Cornell Capital Partners, LP. (6)

Exhibit 10.14	Amended and Restated Security Agreement, dated as of October 27, 2005, by and between the Company and Cornell Capital Partners, LP. (6)

Exhibit 10.15	Amended and Restated Security Agreement, dated as of October 27, 2005, by and between UCA Services, Inc. and Cornell Capital Partners, LP. (6)

Exhibit 10.16	Officer Pledge and Escrow Agreement, dated as of October 27, 2005, by and among the Company, Cornell Capital Partners, LP and David Gonzalez, Esq., as escrow agent. (6)

Exhibit 10.17	Form of Secured Convertible Debenture issued to Cornell Capital Partners, LP dated October 27, 2005. (6)

Exhibit 10.18	Employment Agreement with Fahad Syed. (7)

Exhibit 10.19	Amendment of The Share Exchange Agreement dated February 13, 2006 by and among NetFabric, Holdings, Inc. UCA Services, Inc. and UCA Shareholders. (8)

Exhibit 10.20	Security Agreement, dated February 10, 2006, by and between the Company and Laurus Master Fund, Ltd.

Exhibit 10.21	Secured Convertible Note, dated February 10, 2006, by and between the Company and Laurus Master Fund, Ltd. (9)

Exhibit 10.22	Secured Non-Convertible Note, dated February 10, 2006, by and between the Company and Laurus Master Fund, Ltd. (9)

Exhibit 10.22	Option, dated February 10, 2006, by the Company. (9)

Exhibit 10.23	Registration Rights Agreement, dated February 10, 2006, by and between the Company and Laurus Master Fund, Ltd. (9)

Exhibit 10.24	Subsidiary Guaranty, dated February 10, 2006 from NetFabric Corporation and UCA Services, Inc. (9)

Exhibit 10.25	Letter agreement, dated February 10, 2006 between the Company and Laurus Master Fund. (9)

Exhibit 10.27	Form of Convertible Debenture dated April 19, 2006 issued by the Company. (10)

Exhibit 10.28	Form of Warrant, dated April 19, 2006 issued by the Company. (10)

Exhibit 10.29	Convertible Note Purchase Agreement, dated March 12, 2009, by and among NetFabric Technologies, Inc., d/b/a UCA Services, Inc., Netfabric Holdings Inc. and Fortify Infrastructure Services, Inc. (13)

Exhibit 10.30
Secured Convertible Promissory. Secured Convertible Promissory Note, dated March 12, 2009, by and among NetFabric Technologies, Inc., d/b/a UCA Services, Inc., Netfabric Holdings Inc. and Fortify Infrastructure Services, Inc. (13)

Exhibit 10.31	Credit Agreement, dated March 12, 2009, by and among NetFabric Technologies, Inc., d/b/a UCA Services, Inc., Netfabric Holdings Inc. and Fortify Infrastructure Services, Inc. (13)

Exhibit 10.32	Security Agreement, dated March 12, 2009, by and among NetFabric Technologies, Inc., d/b/a UCA Services, Inc., Netfabric Holdings Inc. and Fortify Infrastructure Services, Inc. (13)

Exhibit 10.33	Stock Pledge Agreement, dated March 12, 2009, by between Netfabric Holdings Inc. and Fortify Infrastructure Services, Inc. (13)

Exhibit 10.34	Option and Purchase Agreement, dated March 12, 2009, by and among NetFabric Technologies, Inc., d/b/a UCA Services, Inc., Netfabric Holdings Inc. and Fortify Infrastructure Services, Inc. (13)

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)*

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)*

Exhibit 32.1	Section 1350 Certification (CEO)*

Exhibit 32.2	Section 1350 Certification (CFO)*

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

(13) Filed an Exhibit on the Company’s 8-K dated March 13, 2009

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2010	/s/ FAHAD SYED
Fahad Syed, Chairman and
Chief Executive Officer
(principal executive officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 10, 2010	/s/ FAHAD SYED
Fahad Syed, Chairman
and Chief Executive Officer
(principal executive officer)

Date: August 10, 2010	/s/ VASAN THATHAM
Vasan Thatham, Chief Financial
Officer (principal accounting officer)

Date: August 10, 2010	/s/ JOSEPH PERNO
Joseph Perno, Director

Date: August 10, 2010	/s/ CHARLOTTE G. DENENBERG
Charlotte G. Denenberg, Director

462 7th Avenue 14th Floor New York, NY 10018 P: (212) 302-7900 F: (212) 244-2932 www.aecpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and shareholders of

NETFABRIC HOLDINGS, INC.

We have audited the accompanying consolidated balance sheet of NetFabric Holdings, Inc. and Subsidiaries (hereafter referred to as “Holdings” or “the Company”) as of December 31, 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2008, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 1, were audited by other auditors whose report, dated May 11, 2009, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We have also audited the adjustments to the 2008 consolidated financial statements to retrospectively apply the change in accounting to reflect a subsidiary’s selling of its business as discontinued operations, as described in Note 1. In our opinion, such adjustments are appropriate and have been properly applied.  We were not engaged to audit, review, or apply any procedures to the 2008 financial statements of the Company other than with respect to the adjustments and accordingly, we do not express an opinion or any other form of assurance on the 2008 financial statements taken as a whole.

As described in Note 3, Holdings sold a subsidiary, and as a result does not have any operations. Management’s plans going forward are discussed in Note 1.

ARIK ESHEL, CPA & ASSOCIATES., PC
New York, New York
August 10, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
NetFabric Holdings, Inc.

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 3, the accompanying consolidated balance sheet of NetFabric Holdings, Inc. and Subsidiaries (hereafter referred to as “NetFabric”) as of December 31, 2008, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (the 2008 financial statements before the effects of the adjustments discussed in Note 3 are not presented herein).  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 3, present fairly, in all material respects, the financial position of NetFabric as of December 31, 2008, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review or apply any procedures to the adjustments to retrospectively apply the change in accounting described in Note 3 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied.  Those adjustments were audited by Arik Eshel, CPA & Assoc., PC.

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

As disclosed in the notes to the financial statements, subsequent to December 31, 2008 the Company was involved in a financing transaction.

McGLADREY & PULLEN, LLP
New York, New York

May 11, 2009

NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	DECEMBER 31, 2009	DECEMBER 31, 2008
ASSETS

CURRENT ASSETS:
Cash	$55,509	$74
Other receivable	850,000	—
Trade accounts receivable, net	—	18,584
Current assets of discontinued operations	—	4,478,242

Total current assets	905,509	4,496,900

Property and equipment, net	—	17,346

Non current assets of discontinued operations	—	6,298,476

TOTAL ASSETS	$905,509	$10,812,722

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short term borrowings	$—	$950,000
Accounts payable and accrued liabilities	452,483	982,502
Accrued compensation	—	198,000
Current liabilities of discontinued operations	—	5,751,325
Convertible note, net of unamortized discount	—	1,443,144
Revolving note, net of unamortized discount	—	1,384,257

Total current liabilities	452,483	10,709,228

Total liabilities	452,483	10,709,228

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY :
Common Stock, $.001 par value, authorized shares 200,000,000, 97,053,044 shares issued and outstanding	97,053	97,053
Additional paid-in capital	38,243,128	38,110,162
Accumulated deficit	(37,887,155)	(38,103,721)

Total stockholders' equity	453,026	103,494

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$905,509	$10,812,722

See accompanying notes to consolidated financial statements.

NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Year	Year
	Ended	Ended
	December 31, 2009	December 31, 2008

Revenues	$—	$—

OPERATING EXPENSES:
Selling, general and administrative expenses (includes share based compensation of $132,966 and $268,222)	779,281	733,291
Depreciation and amortization	—	5,569
Total operating expenses	779,281	738,860

Loss from operations	(779,281)	(738,860)

OTHER INCOME / (EXPENSE):

Amortization of debt discounts	(91,862)	(763,300)
Amortization of debt issuance costs	(85,630)	(627,873)
Other income	213,000	—
Interest and bank charges	(36,270)	(347,841)

Total other income / (expense)	(762)	(1,739,014)

Loss before provision for income taxes	(780,043)	(2,477,874)

Provision for income taxes	120,000	—
LOSS FROM CONTINUING OPERATIONS	(900,043)	(2,477,874)

DISCONTINUED OPERATIONS:
Gain on disposal of discontinued operations	770,608	—
Income from discontinued operations	346,001	1,557,582

	1,116,609	1,557,582

NET INCOME (LOSS)	$216,566	$(920,292)

Net loss from continuing operations per common share, basic and diluted	$(0.01)	$(0.03)

Net income from discontinued operations per common share, basic and diluted	$0.01	$0.02

Net loss per common share, basic and diluted	$0.00	$(0.01)

Weighted average number of shares outstanding, basic and diluted	97,053,044	96,837,197

See accompanying notes to consolidated financial statements.

NETFABRIC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	COMMON STOCK				TOTAL
			ADDITIONAL	ACCUMULATED	STOCKHOLDERS'
	SHARES	PAR VALUE	PAID-IN CAPITAL	DEFICIT	EQUITY
Balances at December 31, 2007	96,053,044	$96,053	$37,802,940	$(37,183,429)	$715,564

Issuance of common shares for finance charges	1,000,000	1,000	39,000	—	40,000
Employee share-based compensation	—	—	268,222	—	268,222
Net loss	—	—	—	(920,292)	(920,292)

Balances at December 31, 2008	97,053,044	$97,053	$38,110,162	$(38,103,721)	$103,494

Employee share-based compensation	—	—	132,966	—	132,966
Net income	—	—	—	216,566	216,566
Balances at December 31, 2009	97,053,044	$97,053	$38,243,128	$(37,887,155)	$453,026

See accompanying notes to consolidated financial statements.

NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended	Year ended
OPERATING ACTIVITIES	December 31, 2009	December 31, 2008

Net income (loss)	$216,566	$(920,292)
Income from discontinued operations	(1,116,609)	(1,557,582)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share based compensation	132,966	268,222
Non-cash financing fees	—	40,000
Amortization of debt discounts	91,862	763,300
Amortization of debt issuance costs	85,630	627,873
Depreciation and amortization	—	5,569
Loss on disposal of property and equipment	17,346	5,287
Changes in operating assets and liabilities:
Trade accounts receivable	18,584	4,519
Prepaid expenses and other current assets	—	26,848
Accounts payable and accrued liabilities	(530,019)	(108,015)
Accrued compensation	(198,000)	16,885

Net cash used by continuing operations	(1,281,674)	(827,386)
Net cash provided by discontinued operations	292,002	1,482,530
Net cash provided by (used in) operating activities	(989,672)	655,144

INVESTING ACTIVITIES
Proceeds from disposal of property and equipment	—	5,981
Net provided in investing activities by continuing operations	0	5,981
Net cash used by discontinued operations	—	(20,762)
Net cash used in investing activities	0	(14,781)

FINANCING ACTIVITIES
Proceeds from issuance of Secured Convertible Promissory Note	5,000,000	—
Repayment of debentures	—	(150,000)
Short term borrowings	—	1,110,000
Repayment of short term borrowings	(950,000)	(1,130,000)
Repayment of convertible debenture	(1,500,000)	—
Proceeds from issuance (repayment) of revolving note, net	(1,419,263)	142,314
Debt issuance costs	(85,630)	(627,873)
Net cash (used in) provided by financing activities	1,045,107	(655,559)

Net increase (decrease) in cash	55,435	(15,196)
Cash at beginning of period	74	15,270

Cash at end of period	$55,509	$74

Supplemental cash flow information:
Cash paid for interest
Continuing operations	$57,000	$322,000
Discontinued operations	$13,000	$25,000

Supplemental non-cash financing information
Conversion of Secured Convertible Promissory Note to shares of UCA Services, Inc.	$5,000,000

See accompanying notes to consolidated financial statements.

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1. NATURE OF BUSINESS AND MANAGEMENT'S PLANS

NetFabric Holdings, Inc. ("Holdings" or the "Company") was incorporated under the laws of the State of Delaware on August 31, 1989.  As of December 31, 2009, the Company has one wholly-owned subsidiary, NetFabric Corporation (“NetFabric”) which is not active. At December 31, 2008, the Company had another active subsidiary UCA Services, Inc (“UCA”), which was sold in 2009.

On May 20, 2005 Holdings acquired UCA, a New Jersey company, is an information technology ("IT") services company that serves the information and communications needs of a wide range of Fortune 500 and small to mid-size business clients in the financial markets industry as well as the pharmaceutical, health care and hospitality sectors. UCA delivers a broad range of IT services in the practice areas of infrastructure builds and maintenance, managed services and professional services.

Effective August 24, 2009, pursuant to a Memorandum of Understanding, the Company sold UCA to Fortify Infrastructure Services, Inc. (“Fortify”) for $5,850,000 consisting of $5,000,000 in cash, resulting from the cancellation of a $5,000,000 note previously issued to Fortify by UCA on March 12, 2009, and a receivable of $850,000, which was paid in May 2010, and is reflected as a receivable on the 2009 balance sheet.  The Memorandum of Understanding referred to above was signed on April 27, 2010 and amended the terms of previous agreements dated March 12, 2009 and August 24, 2009 between UCA and Fortify.

The operations of UCA are reflected in the financial statements as discontinued operations.  The 2008 financial statements have been retrospectively adjusted to reflect the operations of UCA as discontinued operations. Previously they were reflected in the 2008 financial statements as part of continuing operations (Note 3).

Management's plans

As discussed above, the Company sold UCA to Fortify for $5,850,000.  Out of proceeds from the transaction, the Company repaid all of its debt. After the sale, the Company does not have any operations. However, the Company is debt free. The Company intends to explore strategic alternatives including merger with another entity. Currently, the Company does not have any agreement or understanding with any entity and there is no assurance that such a transaction will ever be consummated. The Company believes that it will be able to meet its cash requirements throughout fiscal 2010 and continue its business development efforts.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Basis of Presentation of Consolidated Financial Statements and Estimates

The consolidated financial statements include the accounts of Holdings and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management's most difficult and subjective judgments include provisions for bad debts, depreciable/amortizable lives, impairment of goodwill and other long-lived assets, the fair value of common stock and options issued for services as well as the allocation of proceeds from the bridge loan and financial instruments and other reserves. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUATION):

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

The Company derives revenue primarily from professional services, managed IT services, application development services and from business process management services. Arrangements with customers for services are generally on a time and material basis or fixed-price, fixed time frame. Revenue on time-and-material contracts is recognized as the related services are performed. Revenue from fixed-price, fixed time frame service contracts is recognized ratably over the term of the contract. When the Company receives cash advances from customers in advance of the service period, amounts are reported as advances from customers until the commencement of the service period.

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

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUATION):

Long-Lived Assets

Long-lived assets, including property and equipment and intangible assets with finite lives are monitored and reviewed for impairment in value whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimated cash flows are based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to factors such as technological changes, economic conditions, and changes in the Company's business model or operating performance. If the sum of the undiscounted cash flows (excluding interest) is below the carrying value, an impairment loss is recognized, measured as the amount by which the carrying value exceeds the fair value of the asset.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company reduces credit risk by placing its cash and cash equivalents with major financial institutions with high credit ratings. At times, such amounts may exceed Federally insured limits.

Goodwill

Goodwill represents the Company's allocation of the cost to acquire UCA in excess of the fair value of net assets acquired. The purchase price and its allocation, to reflect the fair values of assets acquired and liabilities assumed, have been based upon management's evaluation using accepted valuation methodologies.

Under ASC 350 “Intangibles Goodwill and Other” (“ASC 350”), goodwill is not amortized but is reviewed for impairment annually. The Company performs its annual goodwill impairment testing, by reporting units, in the second quarter of each year, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for UCA, period over which cash flows will occur, and determination of UCA cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for UCA.

Intangibles

Intangible assets are accounted for under the provisions of ASC 350. Intangible assets arise from business combinations and consist of customer relationships and restricted covenants related to employment agreements that are amortized, on a straight-line basis, over periods of up to six years. The Company follows the impairment provisions and disclosure requirements of ASC 350. Accordingly intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Amortization expense for the years ended December 31, 2009 and 2008 was $128,159 and $203,123, respectively.

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUATION):

Fair Value of Financial Instruments

The fair values of the Company's assets and liabilities that qualify as financial instruments under statement of financial accounting standards Accounting Standards Codification sub topic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) approximate their carrying or principal amounts presented in the balance sheets at December 31, 2009 and 2008.

The Company has issued financial instruments which have required a determination of the fair value of certain related derivatives, where quoted market prices were not published or readily available at the date of issuance. The Company bases its fair value determinations on an evaluation of the facts and circumstances and valuation techniques that require judgments and estimates.

Share-Based Compensation Expense

The Company accounts for stock-based compensation under the provisions of ASC 718-10 “Stock Compensation” and ASC 505-50 “Equity Based Payments to Non-Employees.” This statement requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period.

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

The Company accounts for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes.

Earnings (Loss) Per Share

The Company computes basic earnings (loss) per share by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period plus the effects of any dilutive securities.

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUATION):

Earnings (loss) per share is based on the weighted average number of common shares outstanding during each period. For the years ended December 31,
	2009	2008
Net income (loss) per share basic and diluted:

Net income (loss)	$216,566	$(920,292)
Weighted average shares	97,053,044	96,837,197

Net income (loss) per share	$-	$(0.01)

Diluted loss per share for the years ended December 31, 2009 and 2008 exclude potentially issuable common shares of approximately 7,281,867 and 10,855,219 , respectively, primarily related to the Company's outstanding stock options, warrants and convertible debt, because the assumed issuance of such potential common shares is antidilutive.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (ASC), which was effective for the Company in the third quarter ended September 30, 2009. The Codification became the single authoritative source for U.S. generally accepted accounting principles (GAAP). Accordingly, previous references to U.S. GAAP accounting standards are no longer used by the Company in its disclosures including these Notes to the condensed consolidated financial statements. The ASC does not change U.S. GAAP and does not affect the Company’s consolidated financial position, cash flows, or results of operations.

In December 2007, the FASB issued updated guidance on business combinations, incorporated into ASC 805, which includes the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. Adoption of this guidance on January 1, 2009 did not have a material impact on the Company’s financial position or results of operations. The adoption of this guidance will have an impact on the Company’s accounting for business combinations occurring on or after the adoption date, but the effect will be dependent on the acquisitions at that time.

In December 2007, the FASB issued updated guidance on non-controlling interest in consolidated financial statements, incorporated into ASC 810-10-65-1, which includes the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, this guidance revises the accounting for both increases and decreases in a parent’s controlling ownership interest. Adoption of this guidance on January 1, 2009 did not have a material impact on the Company’s financial position or results of operations.

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUATION):

In April 2008, the FASB issued updated guidance on recognition and presentation of other-than-temporary impairments, incorporated into ASC 350-30-65-1, which requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2009. Adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements when it becomes effective.

In May 2009, the FASB issued updated guidance on subsequent events, incorporated into ASC 855, which does not require significant changes regarding recognition or disclosure of subsequent events, but does require disclosure of the date through which subsequent events have been evaluated for disclosure and recognition. This guidance is effective for financial statements issued after June 15, 2009. On February 24, 2010, the FASB issued Accounting Standards Update (ASU) 2010-09 to amend ASC 855. As a result of the ASU, SEC registrants will not disclose the date through which management evaluated subsequent events in the financial statements. The implementation of this standard did not have a significant impact on the financial statements of the Company. Subsequent events through the date these financial statements were available for filing this Annual Report on Form10-K have been evaluated for disclosure and recognition.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force to amend certain guidance in ASC 605-25, “Revenue Recognition, 25 Multiple-Element Arrangements.” The amended guidance in ASC 605-25 (1) modifies the separation criteria by eliminating the criterion that requires objective and reliable evidence of fair value for the undelivered item(s), and (2) eliminates the use of the residual method of allocation and instead requires that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price.

In October 2009, the FASB also issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force, to amend the scope of arrangements under ASC 985-605, Software, 605, “Revenue Recognition” to exclude tangible products containing software components and non-software components that function together to deliver a product’s essential functionality.

The amended guidance in ASC 605-25 and ASC 985-605 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application and retrospective application permitted. Adoption of these statements is not expected to have a material impact on the Company’s consolidated financial statements when it becomes effective.

In January 2010, the FASB issued ASU 2010-6, “ Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” that amends ASC 820, “ Fair Value Measurements and Disclosures” . ASU 2010-6 requires separate disclosure of significant transfers between Level 1 and Level 2 fair value measurement inputs and a description of the reasons for the transfers. Entity is also required to present separately information about purchases, issuance, and settlements in the reconciliation for fair value measurements using Level 3 inputs. ASU 2010-6 amends existing disclosure requirements in regards of level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity in Level 3 fair value measurements that are effective for interim and annual periods beginning after December 15, 2010.

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUATION):

Adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements when it becomes effective.

NOTE 3. DISCONTINUED OPERATIONS

On March 12, 2009, the Company”, along with its wholly owned subsidiary, UCA entered into a Convertible Note Purchase Agreement dated March 12, 2009 with Fortify Infrastructure Services, Inc. (“Fortify). Pursuant to the Convertible Note Purchase Agreement, Fortify purchased a Secured Convertible Promissory Note (the “Note”) from UCA in the principal amount of $5 million with the Company being a guarantor for UCA’s borrowings.

The Note had a six-month term with interest at 8% per annum, compounded annually. The Note was secured by (i) all of the assets of UCA and the Company and (ii) all of the equity securities of UCA then owned or thereafter acquired by the Company. At the exclusive option of Fortify, Fortify may convert the entire principal amount of and accrued and unpaid interest on the Note into shares of Series A Preferred Stock of UCA.  The conversion price shall be at a price equal to the price per share reflecting a valuation of UCA equal to $5 million, on an as-converted basis.

Fortify, UCA and the Company also entered into an Option and Purchase Agreement (“Option Agreement’). Pursuant to the Option Agreement, Fortify has an option to acquire all of the outstanding shares of common stock of UCA. Upon effectiveness of the Company’s Definitive Schedule 14 C Information Statement to be filed with the Securities and Exchange Commission (the “SEC”) in connection with certain actions taken by the written consent of holders of a majority of the Company’s outstanding common stock approving the terms of the Option Agreement, Fortify will exercise the option. Upon exercise of the Option, the Company will be released from the guaranty obligations of the Note. Fortify will pay the Company $500,000 (“Fixed Payment”) one year from the date the option is exercised. In addition, Fortify will pay additional amounts to the Company (up to a maximum of $500,000) and certain employees of UCA based on UCA’s performance during the periods specified in the Option Agreement (“Performance Payment”).

The   holders of a majority of the Company’s outstanding common stock had previously approved the terms of the Option Agreement by a written consent as detailed in the Company’s Definitive Schedule 14 C Information Statement filed with the Securities and Exchange Commission (the “SEC”) on July 9, 2009.

The Company used approximately $3 million from the proceeds of the Note to repay all amounts owed to Laurus Master Fund. The balance of the proceeds was be used for repayment of debt, other payables and for working capital purposes.

On August 24, 2009, the Company along with its wholly-owned subsidiary, UCA and Fortify entered into Amendment No. 1 (“Amendment”) to the Option and Purchase Agreement (“Option Agreement”) in connection with the closing of Fortify’s purchase of all of the outstanding capital stock of UCA upon exercise of its option granted under the Option Agreement. Pursuant to the Amendment, among other things,   the Secured Convertible Promissory Note in the principal amount of $5 million (including the related accrued interest) issued by UCA to Fortify was cancelled, releases of certain obligations of the parties were granted as specified in the Amendment, and the commencement date and measurement period for the earn-out and bonuses provided for in the Option Agreement were modified. Effective August 24, 2009, the Company transferred its ownership interest in UCA to Fortify.

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 3. DISCONTINUED OPERATIONS (CONTINUATION):

On April 27, 2010, the Company entered into a Memorandum of Understanding (“MOU”) with Fortify and amended the Fixed Payment and Performance Payment previously agreed by them. Pursuant to Fortify agreeing to pay the amounts on accelerated basis unconditionally, the Company agreed to accept $850,000 in aggregate as the full settlement of Fixed Payment and Performance payments. This amount was received by the Company in May 2010 and $850,000 is classified as other receivables at December 31, 2009.

In accordance with FASB ASC 205-20-45-1 “Presentation of Financial Statements-Discontinued Operations-Other Presentation Matters” the Company has presented the results of UCA operations as discontinued operations in the accompanying consolidated balance sheets, statement of operations and statement of  cash flows.

The following table presents information regarding the calculation of gain from the sale of UCA

Sale price from cancellation of Secured Convertible Promissory by Fortify	$5,000,000
Sale price from Fixed Payment and Variable Payment received by the Company in May 2010	850,000

Total Sale Price	5,850,000

UCA Assets	8,068,390
UCA Liabilities	(2,988,998)

Total basis	5,079,392

Gain on Sale	$770,608

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The carrying amounts of the major classes of assets and liabilities aggregated in discontinued operations in the consolidated balance sheet as of December 31, 2008 were as follows:

Assets and liabilities of discontinued operations:

Cash	$1,317,436
Trade Receivable, net	3,008,934
Prepaid expenses and other current assets	151,872
Current assets of discontinued operations	$4,478,242

Property and equipment, net	114,991
Goodwill	5,704,000
Other intangibles, net	456,564
Other assets	22,921
Non current assets of discontinued operations	$6,298,476

Accounts payable and accrued expenses	$3,714,572
Accrued compensation	414,526
Deferred revenues and customer advances	1,622,227
Non current liabilities of discontinued operations	$5,751,325

Revenues and expenses of discontinued operations for the years ended December 31, were as follows:
	2009	2008

Revenues	$11,482,220	$24,225,342
Direct employee compensation and consultant expenses	8,709,186	19,036,780
Selling, general and administrative expenses	2,253,452	3,324,314
Depreciation and amortization	160,323	281,853
Interest expenses	13,258	24,813
Income from discontinued operations	$346,001	$1,557,582

In 2009, discontinued operations were until August 24, 2009 date on which ownership in UCA was transferred to Fortify. The Company did not allocate interest on its borrowings to discontinued operations and the interest expenses of discontinued operations represent interest expenses incurred by UCA directly.

NOTE 4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following as of December 31, 2008:

Equipment	$28,263
Furniture and fixtures	5,631
33,894
Less: Accumulated depreciation and amortization	(16,548)
Net Value	$17,346

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Depreciation and amortization expense was $0 and $5,569 for the years ended December 31, 2009 and 2008, respectively.

During 2009, the Company shut down its operations in India and dissolved its subsidiary there. The investment in the subsidiary and related accounts including property and equipment were written off and the resulting nominal expense was charged to operations.

NOTE 5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following at December 31:

	2009	2008

Accounts payable and other accrued expenses	$147,483	$619,975
Accrued professional fees	135,000	175,000
Accrued interest and fees payable	50,000	187,527
Accrued taxes	120,000	—
	$452,483	$982,502

At December 31, 2008, accounts payable and accrued liabilities of $3,714,572 are included in discontinued operations (See Note 3).

NOTE 6. DEBT FINANCINGS

Debt financings consist of the following as of December 31, 2008:

	Principal	Unamortized debt discount	Net

Laurus Revolving Note Due in March 2009	$1,419,263	$(35,006)	$1,384,257
Laurus Convertible Note Due in March 2009	1,500,000	(56,856)	1,443,144
Short term borrowings	950,000	—	950,000
	$3,869,263	$(91,862)	$3,777,401

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 6. DEBT FINANCINGS (CONTINUATION):

Laurus Convertible and Non Convertible Financings

On February 14, 2006, the Company entered into a Security Agreement, dated February 10, 2006 with Laurus Master Fund, Ltd ("Laurus"). Under the Security Agreement, Laurus purchased from the Company a Secured Convertible Note from the Company with a maturity date of February 10, 2009 (the "Laurus Convertible Note") in the aggregate principal amount of $1,500,000 and a Secured Non-Convertible Revolving Note ("Laurus Revolving Note"), in the aggregate principal amount of $1,500,000. The Laurus Convertible Note and the Laurus Revolving Note are collectively the "Laurus Notes". In 2009, the maturity date was extended to March 31, 2009 and the Company repaid Laurus all amounts due to them and the agreements were mutually terminated. The Company's ability to receive financing under the Laurus Notes was based on an advance rate equal to 90% of eligible accounts receivable, as defined. Laurus had agreed to provide the Company an over advance until July 30, 2007 and the over advance feature was extended in 2007 till the maturity of the facility.

In connection with the Laurus Notes, the Company issued to Laurus an option (the "Laurus Option") to purchase up to 4,256,550 shares of the Company's common stock at an exercise price of $0.001 per share (see Note 7). The Company's obligations under the Laurus Notes were secured by first liens on all assets of the Company.

The Company allocated the $1,500,000 of proceeds from the Laurus Convertible Note based on the computed relative fair values of the debt and stock instruments issued. The Laurus Options were valued using a Black-Scholes option-pricing model. The aggregate amounts allocated to the Laurus Options and beneficial conversion feature, of $1,430,500 were recorded as a debt discount at the date of issuance of the Laurus Convertible Notes and are being amortized to interest expense using the interest method over their  three-year term. For the years ended December 31, 2009 and 2008, $56,856 and $502,912, respectively, of debt discount was accreted and recorded as amortization of debt discounts.

The Company allocated the $1,028,000 of proceeds from the Laurus Revolving Note based on the computed relative fair values of the debt and Laurus Options. The Laurus Options were valued using a Black-Scholes option-pricing model. The aggregate amount allocated to the options of $513,820 was recorded as a debt discount at the date of issuance of the Laurus Notes and are being amortized to interest expense using the interest method three-year term. For the years ended December 31, 2009 and 2008, $35,006 and $260,388, respectively, of debt discount was accreted and recorded as amortization of debt discounts.

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

In October 2007, the Company and Laurus entered into an extension agreement (the “Extension Agreement’). The Extension Agreement provided for the extension of the over advance feature until March 2009 on a reducing scale.

In 2008, the Company and Laurus entered into two waiver/ amendment agreements, pursuant to which Laurus waived the Company’s non compliance of certain terms of the Security Agreement including the Company’s decision to stop periodic filing reports with the Securities and Exchange Commission. In exchange for the waivers the Company issued Laurus 1,000,000 shares of its common stock. In addition, the Company agreed to pay Laurus additional interest of 3.5% on the outstanding loan balance from June 1, 2008. The additional interest was payable to Laurus upon maturity of the credit facility in March 2009.

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 6. DEBT FINANCINGS (CONTINUATION):

Short Term Borrowings

During the year ended December 31, 2007, the Company borrowed an aggregate of $1,170,000 from five individuals, including $50,000 from an officer and director and repaid $200,000 of that prior to December 31, 2007. The amount outstanding as of December 31, 2007 was $970,000 and was due at various dates between January and February 2008. In January and February 2008, the Company repaid an aggregate amount of $620,000.

During the year ended December 31, 2008 the Company borrowed an aggregate of $1,110,000 from four individuals and repaid $510,000 of that prior to December 31, 2008. The borrowings included $150,000 from an officer and director and the amount was repaid prior to December 31, 2008. The aggregate amount of 2007 and 2008 short term borrowings outstanding as of December 31, 2008 was $950,000. The borrowings outstanding at December 31, 2008 were due at various dates between January and February 2009. The borrowings are unsecured and bear nominal interest. The Company paid financing costs of $627,873 to third parties and lenders and this amount is being amortized over the term of the borrowings. During the years ended December 31, 2009 and 2008, $85,630 and $627,873 was charged to operations as amortization of debt issuance costs. With respect to the borrowings from the officer and director the Company did not pay any financing costs. The Company repaid all the amounts due at December 31, 2008 subsequent to the year end.

NOTE 7. STOCKHOLDERS' EQUITY

Warrants

Outstanding warrant securities consist of the following at December 31, 2009:

		Exercise Price	Expiration
Laurus Warrants – Note 1	554,282	$0.001	None
2007 Short Term Financing – Note 2	890,000	$0.01	April 2010
Others – Note 3	312,500	$0.82	June 2011
	1,756,782

Outstanding warrant securities consist of the following at December 31, 2008:

		Exercise Price	Expiration
Laurus Warrants	554,282	$0.001	None
2006 Private Placement	1,350,000	$0.01	April to November 2009
2007 Short Term Financing	890,000	$0.01	April 2010
Others	312,500	$0.82	June 2011
	3,106,782

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 7. STOCKHOLDERS' EQUITY (CONTINUATION):

Notes:
(1)
Warrants for 4,256,550 shares of common stock were issued to Laurus in 2006 in connection with the convertible and revolving notes described in Note 6.  In July and August 2007, 3,702,268 of the warrants were exercised.

(2)
In connection with borrowings in 2007, warrants were issued for 890,000 shares of common stock at an exercise price of $.01 per share.  500,000 of the warrants expired in April 2010 and 390,000 will expire in October and November 2010.

(3)	Warrants for 312,500 shares of common stock, with an exercise price of $.82 per share, were issued in 2006 to consultants for investment banking services. The warrants expire in June 2011.

NOTE 8. STOCK-BASED COMPENSATION

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

The fair value of each stock option award is estimated using a Black-Scholes option pricing model based on certain assumptions. The assumption for expected term is based on evaluations of expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term at the grant date. The historical volatility of comparable companies' stock is used as the basis for the volatility assumption. The Company has never paid cash dividends, and does not currently intend to pay cash dividends, and thus assumed a 0% dividend yield. The Company did not grant any stock options during the years ended December 31, 2009 and 2008.

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 8. STOCK-BASED COMPENSATION (CONTINUATION):

The following is a summary of the Company's stock option activity for the years ended December 31, 2009 and 2008:
	Options	Weighted Average Exercise Price	Weighted Average Fair Value

Outstanding, December 31, 2007	6,225,085	$0.41	$0.29

Options granted	—	—	—
Options exercised	—	—	—
Options cancelled	(175,000)	0.35	0.22

Outstanding, December 31, 2008	6,050,085	0.41	0.28

Options granted	—	—	—
Options exercised	—	—	—
Options cancelled	(525,000)	0.35	0.18

Outstanding, December 31, 2009	5,525,085	$0.42	$0.29
Exercisable, December 31,2009	5,525,085	$0.42	$0.29
Exercisable, December 31,2008	5,067,793	$0.41	$0.27

The following table summarizes information about stock options outstanding and exercisable at December 31, 2009:

	Outstanding			Exercisable
Range of exercise price	Average number of options	Weighted exercise price	Remaining contractual life	Average number of options	Weighted exercise price	Remaining contractual life

$0.15 to $0.34	2,575,085	$0.15	4.1	2,575,085	$0.15	4.1

$0.35 to $0.50	2,150,000	$0.35	6.6	2,150,000	$0.35	6.6

$0.51 and above	800,000	$1.49	5.4	800,000	$1.49	5.4

	5,525,085	$0.42	5.3	5,525,085	$0.42	5.3

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 8. STOCK-BASED COMPENSATION (CONTINUATION):

Nonvested share activity under the Plans was as follows:

	Options	Average grant date fair value
Nonvested at December 31, 2008	982,292	$0.30
Granted	—	—
Vested	(457,292)	$0.43
Cancelled	(525,000)	$0.18

Nonvested at December 31, 2009	0

As of December 31, 2009 options outstanding and vested did not have any intrinsic value.

NOTE 9. RELATED PARTY TRANSACTIONS

During 2008, the Company borrowed $150,000 from an officer director of the Company and repaid the amount prior to December 31, 2008. The borrowings were interest free. During the year ended December 31, 2008, the Company also repaid $150,000 due to an officer and director of the Company who had purchased from the Company a convertible debenture in 2006.

NOTE 10. OTHER INCOME

During the year ended December 31, 2009, the Company entered into legal settlements with certain vendors applicable to old accounts payable, and evaluated estimates of certain accruals, made in prior years. Based on the settlements and evaluation, the Company wrote off approximately $213,000 of old accounts payable and accruals, which was recorded as other income.

NOTE 11. INCOME TAXES

The Company has not been audited by the Internal Revenue Service (“IRS”) or any states in connection with income taxes.  The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The periods from 2006-2009 remain open to examination by the IRS and state jurisdictions.  The Company believes it is not subject to any tax risk beyond the preceding discussion.  The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  The Company does not have any accrued interest or a penalty associated with any recognized tax benefits, nor was any significant interest expense recognized during the years ended December 31, 2009 and 2008.

The provision for federal and state income taxes for the years ended December 31 is as follows:
	2009	2008
Current	$120,000	$—
Deferred	—	—

Total Provision for Income Taxes	$120,000	$—

NetFabric Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 11. INCOME TAXES (CONTINUATION):

A reconciliation of the U.S. Federal statutory income tax rate to the Company's effective tax was as follows:
	2009	2008
U.S. Federal statutory income tax rate (benefit)	34.00%	(34.00)%
Permanent differences	562.5	49.90
Effect of valuation allowance	(537.0)	(15.90)
Rate adjustment for alternate minimum tax	(23.80)	—
Effective tax rate	35.70%	0.00%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company’s deferred tax assets are as follows:

	December 31, 2009	December 31, 2008
Deferred tax assets:
Net operating loss carry forwards	$868,000	$2,735,000
Other Reserves and allowances	27,000	104,000
Total deferred tax asset before valuation allowance	895,000	2,839,000
Valuation allowance	(895,000)	(2,839,000)

Net deferred tax asset	$—	$—

The Company had net operating loss carryforwards of approximately $2,552,000 at December 31, 2009, which expire through 2028. The tax benefit of these losses has been completely offset by a valuation allowance due to the uncertainty of its realization. Internal Revenue Code Section 382 provides for limitations on the use of net operating loss carryforwards in years subsequent to a more than 50% change in ownership (as defined by Section 382), which limitations can significantly impact the Company's ability to utilize its net operating loss carryforwards. As a result of the sale of the shares in private offering and issuance of shares for acquisition and other transactions, and changes in ownership may have occurred which might result in limitations on the utilization of the net operating loss carryforwards. The extent of any limitations as a result of changes in ownership has not been determined by the Company.