Form 10-Q
period 2009-03-31
NETFABRIC HOLDINGS, INC
filed 2010-08-13
CIK 1083220

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files) Yes ☐ No ☒ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non- accelerated filer ☐	Small reporting company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 2, 2010, 97,053,044 shares of common stock, $.001 par value per share, of the issuer were outstanding.
Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

NETFABRIC HOLDINGS, INC.

NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$419,036	$74
Trade accounts receivable, net	-	18,584
Current assets of discontinued operations	2,927,199	4,478,242
Total current assets	3,346,235	4,496,900

Property and equipment, net	17,346	17,346

Non current assets of discontinued operations	6,243,809	6,298,476

TOTAL ASSETS	$9,607,390	$10,812,722

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Secured Convertible Promissory Note	$5,000,000	$-
Short term borrowings	-	950,000
Accounts payable and accrued liabilities	617,344	982,502
Accrued compensation	-	198,000
Current liabilities of discontinued operations	4,239,214	5,751,325
Convertible note, net of unamortized discount	-	1,443,144
Revolving note, net of unamortized discount	-	1,384,257
Total current liabilities	9,856,558	10,709,228

Total liabilities	9,856,558	10,709,228

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
Common Stock, $.001 par value, authorized shares 200,000,000, 97,053,044 shares issued and outstanding	97,053	97,053
Additional paid-in capital	38,176,201	38,110,162
Accumulated deficit	(38,522,422)	(38,103,721)
Total stockholders' equity (deficiency)	(249,168)	103,494
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$9,607,390	$10,812,722

See accompanying notes to interim condensed consolidated financial statements.

NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008

REVENUE	$-	$-

OPERATING EXPENSES:
Selling, general and administrative expenses	441,184	131,367
Depreciation and amortization	-	8,977
Total operating expenses	441,184	140,344
Loss from operations	(441,184)	(140,344)

OTHER INCOME / (EXPENSE):

Amortization of debt discounts	(91,862)	(181,366)
Amortization of debt issuance costs	(47,630)	(132,373)
Interest and bank charges	(36,271)	(103,063)
Total other expense	(175,763)	(416,802)
Loss before provision for income taxes	(616,947)	(557,146)

Provision for income taxes		-
LOSS FROM CONTINUING OPERATIONS	(616,947)	(557,146)

DISCONTINUED OPERATIONS:

Income from discontinued operations	198,246	223,535

NET LOSS	$(418,701)	$(333,611)

Net loss from continuing operations per common share, basic and diluted	$(0.01)	$(0.01)

Net income from discontinued operations per common share, basic and diluted	$0.00	$0.00

Net loss per common share, basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	97,053,044	96,184,912

See accompanying notes to interim condensed consolidated financial statements.

NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008
OPERATING ACTIVITIES

Net loss	$(418,701)	$(333,611)
Income from discontinued operations	(198,246)	(223,535)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share based compensation	66,039	73,074
Non-cash financing fees	-	40,000
Amortization of debt discounts	91,862	181,366
Amortization of debt issuance costs	47,630	132,373
Depreciation and amortization	-	8,977
Loss on disposal of property and equipment	-	6,249
Changes in operating assets and liabilities:
Trade accounts receivable	23,975	2,189
Prepaid expenses and other current assets	-	27,124
Accounts payable and accrued liabilities	(370,539)	(255,684)
Accrued compensation	(198,000)	(176,278)

Net cash used by continuing operations	(955,980)	(517,756)
Net cash provided by discontinued operations	298,233	989,270
Net cash provided by (used in) operating activities	(657,747)	471,514

INVESTING ACTIVITIES
Proceeds from disposal of property and equipment	-	5,981
Net cash provided by investing activities by continuing operations	-	5,981
Net cash used in discontinued operations	(6,398)	(2,616)
Net cash (used in ) provided by investing activities	(6,398)	3,365

FINANCING ACTIVITIES
Proceeds from issuance of Secured Convertible Promissory Note	5,000,000	-
Repayment of short term borrowings	(950,000)	(570,000)
Repayment of convertible debenture	(1,500,000)	-
Proceeds from issuance (repayment) of revolving note, net	(1,419,263)	216,063
Debt issuance costs	(47,630)	(132,373)
Net cash (used in) provided by financing activities	1,083,107	(486,310)

Net increase (decrease) in cash	418,962	(11,431)
Cash at beginning of period	74	15,270

Cash at end of period	$419,036	$3,839

Supplemental cash flow information:
Cash paid for interest
Continuing operations	$57,000	$65,000
Discontinued operations	$23,000	$9,000

See accompanying notes to interim condensed consolidated financial statements.

NETFABRIC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. NATURE OF BUSINESS AND MANAGEMENT'S PLANS

NetFabric Holdings, Inc. ("Holdings" or the "Company") was incorporated under the laws of the State of Delaware on August 31, 1989.  The Company has two wholly-owned subsidiaries, NetFabric Corporation (“NetFabric”) which is inactive and UCA Services, Inc (“UCA”), which was sold in 2009.

On May 20, 2005 Holdings acquired UCA Services, Inc. UCA, a New Jersey company, is an information technology ("IT") services company that serves the information and communications needs of a wide range of Fortune 500 and small to mid-size business clients in the financial markets industry as well as the pharmaceutical, health care and hospitality sectors. UCA delivers a broad range of IT services in the practice areas of infrastructure builds and maintenance, managed services and professional services.

Effective August 24, 2009, pursuant to a Memorandum of Understanding, the Company sold UCA to Fortify Infrastructure Services, Inc. (“Fortify”) for $5,850,000 consisting of $5,000,000 in cash, resulting from the cancellation of a $5,000,000 note previously issued to Fortify by UCA on March 12, 2009, and a receivable of $850,000, which was paid in May 2010.  The Memorandum of Understanding referred to above was signed on April 27, 2010 and amended the terms of previous agreements dated March 12, 2009 and August 24, 2009 between UCA and Fortify.

The operations of UCA are reflected in the financial statements as discontinued operations. The 2008 financial statements have been retrospectively adjusted to reflect the operations of UCA as discontinued operations. Previously they were reflected in the 2008 financial statements as part of continuing operations (Note 4).

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

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), except for the condensed consolidated balance sheet as of December 31, 2008, which was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to such rules and regulations. However the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations.

The operating results for the three months ended March 31, 2009 and, 2008 are not necessarily indicative of the results to be expected for any other interim period or any future year. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the Company's December 31, 2008 consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

Use of Estimates

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates.

Fair value of financial instruments

The carrying amounts reported in the condensed consolidated balance sheet for cash, accounts payable and accrued expenses, and short term borrowings approximate their fair market value based on the short-term maturity of these instruments.

Earnings (Loss) Per Share

The Company calculates earnings (loss) basic earnings (loss) per share by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period plus the effects of any dilutive securities. Diluted earnings (loss) per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. The Company's potentially dilutive securities include common shares which may be issued upon exercise of its stock options, exercise of warrants or conversion of convertible debt.

Diluted loss per share for the three months ended  March 31, 2009 and 2008 exclude potentially issuable common shares of approximately 9,106,867 and 14,468,856, respectively, primarily related to the Company's outstanding stock options, warrants and convertible debt, because the assumed issuance of such potential common shares is antidilutive.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB ASC has become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

In April 2009, the Company adopted a new accounting standard included in ASC 820, (formerly FSP 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments). The new standard requires disclosures of the fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual disclosure required at year-end.

The provisions of the new standard were effective for the interim periods ending after June 15, 2009. The Company’s adoption of this new accounting standard did not have a material effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued new guidance for subsequent events. The new guidance, which is part of ASC 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events) is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new guidance is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 4. DISCONTINUED OPERATIONS

On March 12, 2009, the Company, along with its wholly owned subsidiary, UCA entered into a Convertible Note Purchase Agreement dated March 12, 2009 with Fortify Infrastructure Services, Inc. (“Fortify”). Pursuant to the Convertible Note Purchase Agreement, Fortify purchased a Secured Convertible Promissory Note (the “Note”) from UCA in the principal amount of $5 million with the Company being a guarantor for UCA’s borrowings.

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

Fortify, UCA and the Company also entered into an Option and Purchase Agreement (“Option Agreement”). Pursuant to the Option Agreement, Fortify has an option to acquire all of the outstanding shares of common stock of UCA. Upon effectiveness of the Company’s Definitive Schedule 14 C Information Statement to be filed with the Securities and Exchange Commission (the “SEC”) in connection with certain actions taken by the written consent of holders of a majority of the Company’s outstanding common stock approving the terms of the Option Agreement, Fortify will exercise the option. Upon exercise of the Option, the Company will be released from the guaranty obligations of the Note. Fortify will pay the Company $500,000 (“Fixed Payment”) one year from the date the option is exercised. In addition, Fortify will pay additional amounts to the Company (up to a maximum of $500,000) and certain employees of UCA based on UCA’s performance during the periods specified in the Option Agreement (“Performance Payment”).

The   holders of a majority of the Company’s outstanding common stock had previously approved the terms of the Option Agreement by a written consent as detailed in the Company’s Definitive Schedule 14 C Information Statement filed with SEC on July 9, 2009.

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

On April 27, 2010, the Company entered into a Memorandum of Understanding (“MOU”) with Fortify and amended the Fixed Payment and Performance Payment previously agreed by them. Pursuant to Fortify agreeing to pay the amounts on accelerated basis unconditionally, the Company agreed to accept $850,000 in aggregate as the full settlement of Fixed Payment and Performance payments. This amount was received by the Company in May 2010.

In accordance with FASB ASC 205-20-45-1 “Presentation of Financial Statements-Discontinued Operations-Other Presentation Matters” the Company has presented the results of UCA operations as discontinued operations in the accompanying consolidated balance sheets, statement of operations and statement of  cash flows.

The following table sets forth the carrying amounts of the major classes of assets and liabilities aggregated in discontinued operations in the consolidated balance sheet were as follows:

	March 31,	December 31,
	2009	2008
Cash	$76,578	$1,317,436
Trade Receivable, net	2,709,548	3,008,934
Prepaid expenses and other current assets	141,073	151,872
Current assets of discontinued operations	$2,927,199	$4,478,242

Property and equipment, net	$108,383	$114,991
Goodwill	5,704,000	5,704,000
Other intangibles, net	408,505	456,564
Other assets	22,921	22,921
Non current assets of discontinued operations	$6,243,809	$6,298,476

Accounts payable and accrued expenses	$2,748,269	$3,714,572
Accrued compensation	256,774	414,526
Deferred revenues and customer advances	1,234,171	1,622,227
Current liabilities of discontinued operations	$4,239,214	$5,751,325

Discontinued Operations was as follows:	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008

Revenues	$4,914,322	$5,013,562
Direct employee compensation and consultant expenses	3,733,143	3,877,332
Selling, general and administrative expenses	899,351	829,838
Depreciation and amortization	61,055	73,896
Interest expenses	22,527	8,961
Income from discontinued operations	$198,246	$223,535

The Company did not allocate interest on its borrowings to discontinued operations and the interest expenses of discontinued operations represent interest expenses incurred by UCA directly.

NOTE 5. DEBT FINANCINGS

During the three months ended March 31, 2009, the Company repaid all of the borrowings that were outstanding at December 31, 2008.The Company paid financing costs of $47,630 to third parties and lenders with respect to short term borrowing during the three months ended March 31, 2009 and this amount was amortized over the term of the borrowings.

Debt Financings consist of the following as of December 31, 2008:

	2008
		Unamortized
	Principal	debt discount	Net

Laurus Revolving Note Due in March 2009	$1,419,263	$(35,006)	$1,384,257
Laurus Convertible Note Due in February 2009	1,500,000	(56,856)	1,443,144
Short term borrowings	950,000	-	950,000
	$3,869,263	$(91,862)	$3,777,401

NOTE 6. STOCKHOLDERS' EQUITY

Warrants
Outstanding warrant securities consist of the following at March 31, 2009:

		Exercise
		Price	Expiration
Laurus Warrants	554,282	$0.001	None
2006 Private Placement	1,350,000	$0.01	April to November 2009
2007 Short Term Financing	890,000	$0.01	April to November 2010
Others	312,500	$0.82	June 2011
	3,106,782

NOTE 7. STOCK-BASED COMPENSATION

Share-based compensation expense recognized for the three months ended March 31, 2009 and 2008 was $66,039 and $73,074, respectively. Share-based compensation expense recognized in the Company's condensed consolidated statements of operations includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of ASC Topic 718: Compensation-Stock Compensation.

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

UCA SERVICES, INC.  ACQUISITION

On May 20, 2005, we entered into and closed on a share exchange agreement, whereby we purchased all of the issued and outstanding shares of UCA Services, Inc., a New Jersey company (“UCA”) from its shareholders in exchange for the issuance of 24,096,154 shares of our common stock. UCA is an IT services and solutions company that serves the information needs of a wide range of Fortune 500 clients in the financial markets industry and the pharmaceutical, health care and hospitality sectors. UCA delivers a broad range of IT services in managed services, professional services, infrastructure building and maintenance, application development and maintenance areas. The acquisition was accounted for using the purchase method of accounting with UCA’s results of operations included in our consolidated financial statements from the date of acquisition.

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

In accordance with FASB ASC 205-20-45-1 “Presentation of Financial Statements-Discontinued Operations-Other Presentation Matters” the Company has presented the results of UCA operations as discontinued operations in the accompanying consolidated balance sheet, statement of operations and statement of  cash flows.

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

Comparison of Three Months Ended March 31, 2009 and 2008:

Selling, general and administrative expenses

Our selling, general and administrative expenses increased for the three months ended March 31, 2009 by $309,817, or 235.8%, to $441,184. The increase was due to bonus/ one-time payment to an officer and additional professions fees incurred in connection with UCA transaction.

Amortization of debt discount

Amortization of debt discount for the three months March 31, 2009 decreased by $89,504 or 49.3%, from $181,366 to $91,862. The reduction was due to the maturity of Laurus debt and by the maturity all discount was amortized. The debt was repaid at the maturity in March 2009 from the Fortify transaction, and there were no additional borrowings incurred after the repayment.

Debt issuance costs

We paid approximately $48,000 fees in connection with our short term borrowing during the three months  ended March 31, 2009, which was charged to operation. In 2008, we incurred approximately $132,000 in fees during the three months ended March 31, 2008. The decrease was due to the repayment of short term borrowings from the Fortify transaction.

Interest expense

For the three months ended March 31, 2009, interest expense decreased by $66,792, or 64.8%, to $36,271 from $103,063. The decrease due to the repayment of Laurus and other debt from the proceeds of the Fortify transaction in March 2009.

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

During the three months ended March 31, 2009, our income from discontinued operations was $198,246 compared to $223,535 in the comparable period of 2008.  Decreased revenues in UCA due to non- renewal or termination of certain projects undertaken in 2008 resulted in decreased profits in 2009 compared to 2008.

Net loss

As a result of the foregoing, for the three months ended March 31, 2009, net loss increased by $85, 090, or 25.5%, to a loss of $418,701, compared to a net loss of $333,611 during the three months ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2009, our working capital deficiency was $6,510,323, compared to a working capital deficiency of $6,212,328 on December 31, 2008. The increase was due to the net loss incurred during the three months ended March 31, 2009. During the three months ended March 31, 2009, our operating activities from continuing operations used approximately $956,000 of cash, compared to approximately $518,000 used during the three months ended March 31, 2008.

During the three months ended March 31, 2009, our continuing operating losses, after adjusting for non-cash items, used approximately $411,000 of cash, and working capital items used approximately $545,000 of cash. The principal component of these working capital changes was a decrease in our accounts payable and accrued compensation. During the three months ended March 31, 2008, our continuing operating losses, after adjusting for non-cash items, utilized approximately $115,000 of cash, and working capital items used approximately $403,000 of cash.

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

Fortify, UCA and the Company also entered into an Option and Purchase Agreement (“Option Agreement”). Pursuant to the Option Agreement, Fortify has an option to acquire all of the outstanding shares of common stock of UCA. Upon effectiveness of the our Definitive Schedule 14 C Information Statement to be filed with the Securities and Exchange Commission (the “SEC”) in connection with certain actions taken by the written consent of holders of a majority of our outstanding common stock approving the terms of the Option Agreement, Fortify will exercise the option. Upon exercise of the Option, will be released from the guaranty obligations of the Note. Fortify will pay us $500,000 (“Fixed Payment”) one year from the date the option is exercised. In addition, Fortify will pay additional amounts to us (up to a maximum of $500,000) and certain employees of UCA based on UCA’s performance during the periods specified in the Option Agreement (“Performance Payment”).

The   holders of a majority of our outstanding common stock had previously approved the terms of the Option Agreement by a written consent as detailed in our Definitive Schedule 14 C Information Statement filed with the SEC on July 9, 2009.

We used approximately $3 million from the proceeds of the Note to repay all amounts owed to Laurus Master Fund. The balance of the proceeds was be used for repayment of debt, other payables and for working capital purposes.

On August 24, 2009,we along with its wholly-owned subsidiary, UCA and Fortify entered into Amendment No. 1 (“Amendment”) to the Option and Purchase Agreement (“Option Agreement”) in connection with the closing of Fortify’s purchase of all of the outstanding capital stock of UCA upon exercise of its option granted under the Option Agreement. Pursuant to the Amendment, among other things,   the Secured Convertible Promissory Note in the principal amount of $5 million (including the related accrued interest) issued by UCA to Fortify was cancelled, releases of certain obligations of the parties were granted as specified in the Amendment, and the commencement date and measurement period for the earn-out and bonuses provided for in the Option Agreement were modified. Effective August 24, 2009, we transferred our ownership interest in UCA to Fortify.

On April 27, 2010,we entered into a Memorandum of Understanding (“MOU”) with Fortify and amended the Fixed Payment and Performance Payment previously agreed by them. Pursuant to Fortify agreeing to pay the amounts on accelerated basis unconditionally, we agreed to accept $850,000 in aggregate as the full settlement of Fixed Payment and Performance payments. This amount was received us in May 2010

After the divesture of UCA, we do not have any operations. However, we are debt free. We will explore strategic alternatives including merger with another entity. Currently, we do not have any agreement or understanding with any entity and there is no assurance that such a transaction will ever be consummated.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Date: August 13, 2010	By:	/s/ Fahad Syed
Name: Fahad Syed
Title: Chairman and Chief Executive Officer

	By:	/s/ Vasan Thatham
Name: Vasan Thatham
Title: Principal Financial Officer and Vice President