Form 10-Q
period 2009-06-30
NETFABRIC HOLDINGS, INC
filed 2010-08-13
CIK 1083220

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2009

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

NETFABRIC HOLDINGS, INC.

INDEX

NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$15,533	$74
Trade accounts receivable, net	-	18,584
Current assets of discontinued operations	2,240,139	4,478,242

Total current assets	2,255,672	4,496,900

Property and equipment, net	17,346	17,346

Non current assets of discontinued operations	6,183,527	6,298,476

TOTAL ASSETS	$8,456,545	$10,812,722

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Secured Convertible Promissory Note	$5,000,000	$-
Short term borrowings	-	950,000
Accounts payable and accrued liabilities	520,589	982,502
Accrued compensation	-	198,000
Current liabilities of discontinued operations	3,320,644	5,751,325
Convertible note, net of unamortized discount	-	1,443,144
Revolving note, net of unamortized discount	-	1,384,257

Total current liabilities	8,841,233	10,709,228

Total liabilities	8,841,233	10,709,228

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
Common Stock, $.001 par value, authorized shares 200,000,000, 97,053,044 shares issued and outstanding	97,053	97,053
Additional paid-in capital	38,242,240	38,110,162
Accumulated deficit	(38,723,981)	(38,103,721)

Total stockholders' equity (deficiency)	(384,688)	103,494

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$8,456,545	$10,812,722

See accompanying notes to condensed consolidated interim financial statements.

NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Selling, general and administrative expenses (includes share based compensation of $66,039, $31,074, $132,078 and $104,148)	183,337	177,833	624,522	309,200
Depreciation and amortization		3,389		12,366
Total operating expenses	183,337	181,222	624,522	321,566

Loss from operations	(183,337)	(181,222)	(624,522)	(321,566)

OTHER EXPENSE:

Amortization of debt discounts	-	(186,895)	(91,862)	(368,261)
Amortization of debt issuance costs	-	(121,000)	(47,630)	(253,373)
Interest and bank charges	-	(70,134)	(36,270)	(173,197)
Total other expense	-	(378,029)	(175,762)	(794,831)

Loss before provision for income taxes	(183,337)	(559,251)	(800,284)	(1,116,397)

Provision for income taxes	-	-	-	-
LOSS FROM CONTINUING OPERATIONS	(183,337)	(559,251)	(800,284)	(1,116,397)

DISCONTINUED OPERATIONS:

Income (loss) from discontinued operations	(18,222)	487,935	180,024	711,470

NET LOSS	$(201,559)	$(71,316)	$(620,260)	$(404,927)

Net loss from continuing operations per common share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Net income (loss) from discontinued operations per common share, basic and diluted	$(0.00)	$0.01	$0.00	$0.01

Net loss per common share, basic and diluted	$(0.01)	$0.00	$(0.01)	$0.00

Weighted average number of shares outstanding, basic and diluted	97,053,044	97,053,044	97,053,044	96,618,978

See accompanying notes to condensed consolidated interim financial statements.

NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008
OPERATING ACTIVITIES

Net loss	$(620,260)	$(404,927)
Income from discontinued operations	(180,024)	(711,470)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share based compensation	132,078	104,148
Non-cash financing fees	-	40,000
Amortization of debt discounts	91,862	368,261
Amortization of debt issuance costs	47,630	253,373
Depreciation and amortization	-	12,366
Loss on disposal of property and equipment	-	6,249
Changes in operating assets and liabilities:
Trade accounts receivable	18,584	4,242
Prepaid expenses and other current assets	-	(22,875)
Accounts payable and accrued liabilities	(461,912)	(432,452)
Accrued compensation	(198,000)	16,785

Net cash used by continuing operations	(1,170,042)	(766,300)
Net cash provided by discontinued operations	108,792	1,003,289
Net cash provided by (used in) operating activities	(1,061,250)	236,989

INVESTING ACTIVITIES
Proceeds from disposal of property and equipment	-	5,981
Net provided by investing activities by continuing operations	-	5,981
Net cash used in discontinued operations	(6,398)	(4,971)
Net cash (used in) provided by investing activities	(6,398)	1,010

FINANCING ACTIVITIES
Proceeds from issuance of Secured Convertible Promissory Note	5,000,000	-
Repayment of short term borrowings	(950,000)	(220,000)
Repayment of convertible debenture	(1,500,000)	-
Proceeds from issuance (repayment) of revolving note, net	(1,419,263)	223,915
Debt issuance costs	(47,630)	(253,373)
Net cash (used in) provided by financing activities	1,083,107	(249,458)

Net increase (decrease) in cash	15,459	(11,459)
Cash at beginning of period	74	15,270

Cash at end of period	$15,533	$3,811

Supplemental cash flow information:
Cash paid for interest
Continuing operations	$57,000	$201,000
Discontinued operations	$124,000	$15,000

See accompanying notes to condensed consolidated interim financial statements.

NETFABRIC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. NATURE OF BUSINESS AND MANAGEMENT'S PLANS

NetFabric Holdings, Inc. ("Holdings" or the "Company") was incorporated under the laws of the State of Delaware on August 31, 1989. The Company has two wholly-owned subsidiaries, NetFabric Corporation (“NetFabric”) which is not active and UCA Services, Inc (“UCA”), which was sold in 2009.

On May 20, 2005 Holdings acquired UCA..  UCA, a New Jersey company, is an information technology ("IT") services company that serves the information and communications needs of a wide range of Fortune 500 and small to mid-size business clients in the financial markets industry as well as the pharmaceutical, health care and hospitality sectors. UCA delivers a broad range of IT services in the practice areas of infrastructure builds and maintenance, managed services and professional services.

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

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), except for the condensed consolidated balance sheet as of December 31, 2008, which was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to such rules and regulations. However the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. All intercompany transactions and balances have been eliminated in consolidation.

The operating results for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of the results to be expected for any other interim period or any future year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2008 consolidated financial statements and related  notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Use of Estimates

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the year then ended. Actual results may differ significantly from those estimates.

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

Diluted loss per share for the and six months ended  June 30, 2009 and 2008 exclude potentially issuable common shares of approximately 8,331,867 and 14,468,856, respectively, primarily related to the Company's outstanding stock options, warrants and convertible debt, because the assumed issuance of such potential common shares is antidilutive.

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

The following table sets forth the carrying amounts of the major classes of assets and liabilities aggregated in discontinued operations in the consolidated balance sheet were as follows:

	June 30,	December 31,
	2009	2008
Cash	$-	$1,317,436
Trade Receivable, net	2,134,351	3,008,934
Prepaid expenses and other current assets	105,788	151,872
Current assets of discontinued operations	$2,240,139	$4,478,242

Property and equipment, net	$96,161	$114,991
Goodwill	5,704,000	5,704,000
Other intangibles, net	360,445	456,564
Other assets	22,921	22,921
Non current assets of discontinued operations	$6,183,527	$6,298,476

Accounts payable and accrued expenses	$2,120,361	$3,714,572
Cash overdraft	13,989	-
Accrued compensation	340,180	414,526
Deferred revenues and customer advances	846,114	1,622,227
Current liabilities of discontinued operations	$3,320,644	$5,751,325

Discontinued Operations was as follows:	Three Months	Three Months
	Ended	Ended
	June 30, 2009	June 30, 2008

Revenues	$4,099,504	$6,331,071
Direct employee compensation and consultant expenses	3,121,300	4,995,059
Selling, general and administrative expenses	834,806	772,493
Depreciation and amortization	60,292	69,783
Interest expenses	101,328	5,801
Income from discontinued operations	$(18,222)	$487,935

Discontinued Operations	Six Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2008
Revenues	$9,013,826	$11,344,633
Direct employee compensation and consultant expenses	6,854,443	8,872,391
Selling, general and administrative expenses	1,734,157	1,602,331
Depreciation and amortization	121,347	143,679
Interest expenses	123,855	14,762
Income from discontinued operations	$180,024	$711,470

The Company did not allocate interest on its borrowings to discontinued operations and the interest expenses of discontinued operations represent interest expenses incurred by UCA directly.

NOTE 5. DEBT FINANCINGS

During the six months ended June 30, 2009, the Company repaid all of the borrowings that were outstanding at December 31, 2008.The Company paid financing costs of $47,630 to third parties and lenders with respect to short term borrowing during the six months ended June 30, 2009 and this amount was amortized over the term of the borrowings.

Debt Financings consist of the following as of December 31, 2008:

	2008
		Unamortized
	Principal	debt discount	Net

Laurus Revolving Note Due in March 2009	$1,419,263	$(35,006)	$1,384,257
Laurus Convertible Note Due in February 2009	1,500,000	(56,856)	1,443,144
Short term borrowings	950,000	-	950,000
	$3,869,263	$(91,862)	$3,777,401

NOTE 6. STOCKHOLDERS' EQUITY

Warrants
Outstanding warrant securities consist of the following at June 30, 2009

		Exercise
		Price	Expiration
Laurus Warrants	554,282	$0.001	None
2006 Private Placement	750,000	$0.01	April to November 2009
2007 Short Term Financing	890,000	$0.01	April to November 2010
Others	312,500	$0.82	June 2011
	2,506,782

NOTE 7. STOCK-BASED COMPENSATION

Share-based compensation expense recognized for the three months ended June 30, 2009 and 2008 was $66,039 and $31,074, respectively. For the six months ended June 30, 2009 and 2008, share-based compensation expense was $132,078 and $104,148, respectively. Share-based compensation expense recognized in the Company's condensed consolidated statements of operations includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of ASC Topic 718: Compensation-Stock Compensation.

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

Comparison of Three Months and Six Months Ended June 30, 2009 and 2008:

Selling, general and administrative expenses

Our selling, general and administrative expenses increased for the three months ended June 30, 2009 by $5,504, or 3.0%, to $183,337. Our corporate activities during the six months ended June 30, 2009 were at the same level as comparable period in 2008. For the six months ended June 30, 2009, our selling, general and administrative expenses increased by $315,322 or 102.0% to $624,522. The increase was due to bonus/ one-time payment to an officer and additional professions fees incurred in connection with UCA transaction.

Amortization of debt discount

During the three months ended June 30, 2009 amortization of debt discount was nil compared to $186,895 in 2008. Amortization of debt discount for the six months June 30, 2009 decreased by $276,399 or 75.1%, from $368,261 to $91,862. The reductions were due to the maturity of Laurus debt and by the maturity all discount was amortized. The debt was repaid at the maturity in March 2009 from the Fortify transaction, and there were no additional borrowings incurred after the repayment.

Debt issuance costs

We paid approximately $0 and $48,000 fees in connection with our short term borrowing during the three and six months ended June 30, 2009, respectively, which was charged to operation. In 2008, we incurred approximately $121,000 and $253,000 in fees during the three and six months ended June 30, 2008, respectively. The decreases were due to the repayment of short term borrowings from the Fortify transaction.

Interest expense

For the three months ended June 30, 2009, interest expense decreased by $70,134, to $0 from $70,134. For  the six months ended June 30, 2009, interest expense decreased by $136,927, or 79.1% to $36,270 from $173,197. The decreases were due to the repayment of Laurus and other debt from the proceeds of the Fortify transaction in March 2009.

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

During the three months ended June 30, 2009, our discontinued operations resulted in a loss of $18,222 compared to an income of $487,935 in the comparable period of 2008.  For the six months ended June 30, 2009, our discontinued operations had an income of $180,024 compared an income of $711,470 in the comparable period in 2008. Decreased revenues in UCA due to non- renewal or termination of certain projects undertaken in 2008 resulted in decreased profits in 2009 compared to 2008.

Net loss

As a result of the foregoing, for the three months ended June 30, 2009, net loss increased by $130,243, or 182.6%, to a loss of $201,559, compared to a net loss of $71,316 during the three months ended June 30, 2008. For the six months ended June 30, 2009, net loss increased by $215,333 or 53.2% to $620,260 compared to $404,927 during the six months ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2009, our working capital deficiency was $6,585,561, compared to a working capital deficiency of $6,212,328 on December 31, 2008. The increase was due to the net loss incurred during the six months ended June 30, 2009. During the six months ended June 30, 2009, our operating activities from continuing operations used approximately $1,170,000 of cash, compared to approximately $766,000 used during the six months ended June 30, 2008.

During the six months ended June 30, 2009, our continuing operating losses, after adjusting for non-cash items, used approximately $529,000 of cash, and working capital items used approximately $641,000 of cash. The principal component of these working capital changes was a decrease in our accounts payable and accrued compensation. During the six months ended June 30, 2008, our continuing operating losses, after adjusting for non-cash items, utilized approximately $332,000 of cash, and working capital items used approximately $434,000 of cash.

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

On August 24, 2009 the Company along with its wholly-owned subsidiary, UCA and Fortify entered into Amendment No. 1 (“Amendment”) to the Option and Purchase Agreement (“Option Agreement”) in connection with the closing of Fortify’s purchase of all of the outstanding capital stock of UCA upon exercise of its option granted under the Option Agreement. Pursuant to the Amendment, among other things,   the Secured Convertible Promissory Note in the principal amount of $5 million (including the related accrued interest) issued by UCA to Fortify was cancelled, releases of certain obligations of the parties were granted as specified in the Amendment, and the commencement date and measurement period for the earn-out and bonuses provided for in the Option Agreement were modified. Effective August 24, 2009, we transferred our ownership interest in UCA to Fortify.

On April 27, 2010, the Company entered into a Memorandum of Understanding (“MOU”) with Fortify and amended the Fixed Payment and Performance Payment previously agreed by them. Pursuant to Fortify agreeing to pay the amounts on accelerated basis unconditionally, we agreed to accept $850,000 in aggregate as the full settlement of Fixed Payment and Performance payments. This amount was received by us in May 2010.

After the divesture of UCA, the Company does not have any operations. However, we are debt free. We will explore strategic alternatives including merger with another entity. Currently, we do not have any agreement or understanding with any entity and there is no assurance that such a transaction will ever be consummated.

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