Form 10-Q
period 2009-09-30
NETFABRIC HOLDINGS, INC
filed 2010-08-13
CIK 1083220

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2009

COMMISSION FILE NUMBER: 0-21419

NETFABRIC HOLDINGS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	76-0307819
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S Employer Identification No.)

(Address of Principal Executive Offices)
299 Cherry Hill Road,
Parsippany, New Jersey 07054

(973)-537-0077
(Issuer’s Telephone Number, Including Area Code)
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 2, 2010, 97,053,044 shares of common stock, $.001 par value per share, of the issuer were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

NETFABRIC HOLDINGS, INC.

NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$4,838	$74
Trade accounts receivable, net	-	18,584
Other receivables	959,300	-
Current assets of discontinued operations	-	4,478,242
Total current assets	964,138	4,496,900

Property and equipment, net	-	17,346

Non current assets of discontinued operations	-	6,298,476
TOTAL ASSETS	$964,138	$10,812,722

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Short term borrowings	$-	$950,000
Accounts payable and accrued liabilities	456,555	982,502
Accrued compensation	-	198,000
Current liabilities of discontinued operations	-	5,751,325
Convertible note, net of unamortized discount	-	1,443,144
Revolving note, net of unamortized discount	-	1,384,257

Total current liabilities	456,555	10,709,228

Total liabilities	456,555	10,709,228

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY :
Common Stock, $.001 par value, authorized shares 200,000,000, 97,053,044 shares issued and outstanding	97,053	97,053
Additional paid-in capital	38,243,128	38,110,162
Accumulated deficit	(37,832,598)	(38,103,721)
Total stockholders' equity	507,583	103,494
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$964,138	$10,812,722

See accompanying notes to condensed consolidated interim financial statements.

NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES:
Selling, general and administrative expenses
(includes share based compensation of $888, $97,074, $132,966 and $201,222)	85,202	162,376	709,724	471,576
Depreciation and amortization	-	2,095	-	14,461
Total operating expenses	85,202	164,471	709,724	486,037
Loss from operations	(85,202)	(164,471)	(709,724)	(486,037)

OTHER INCOME / (EXPENSE):

Amortization of debt discounts	-	(234,104)	(91,862)	(602,365)
Amortization of debt issuance costs	-	(118,000)	(47,630)	(371,373)
Other Income	160,000	-	160,000	-
Interest and bank charges		(48,739)	(36,270)	(221,936)
Total other income / (expense)	160,000	(400,843)	(15,762)	(1,195,674)
Income (loss) before provision for income taxes	74,798	(565,314)	(725,486)	(1,681,711)

Provision for income taxes	120,000	-	120,000	-

LOSS FROM CONTINUING OPERATIONS	(45,202)	(565,314)	(845,486)	(1,681,711)

DISCONTINUED OPERATIONS:
Gain from disposal of discontinued operations	770,608	-	770,608	-
Income from discontinued operations	165,977	327,875	346,001	1,039,345

	936,585	327,875	1,116,609	1,039,345

NET INCOME (LOSS)	$891,383	$(237,439)	$271,123	$(642,366)

Net loss from continuing operations per common share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Net income from discontinued operations per common share, basic and diluted	$0.01	$0.01	$0.01	$0.01

Net income (loss) per common share, basic and diluted	$(0.01)	$(0.00)	$0.00	$(0.01)

Weighted average number of shares outstanding, basic and diluted	97,053,044	97,053,044	97,053,044	96,764,723

See accompanying notes to condensed consolidated interim financial statements.

NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2008
OPERATING ACTIVITIES
Net income (loss)	$271,123	$(642,366)
Income from discontinued operations	(1,116,609)	(1,039,345)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share based compensation	132,966	201,222
Non-cash financing fees	-	40,000
Amortization of debt discounts	91,862	562,365
Amortization of debt issuance costs	47,630	371,373
Depreciation and amortization	-	14,461
Loss on disposal of property and equipment	17,346	5,287
Changes in operating assets and liabilities:
Trade accounts receivable	18,584	4,596
Prepaid expenses and other current assets	(109,300)	27,121
Accounts payable and accrued liabilities	(525,947)	(154,833)
Accrued compensation	(198,000)	16,885

Net cash used by continuing operations	(1,370,345)	(593,234)
Net cash provided by discontinued operations	292,002	952,735
Net cash provided by (used in) operating activities	(1,078,343)	359,501

INVESTING ACTIVITIES

Proceeds from disposal of property and equipment	-	5,981
Net cash provided by investing activities by continuing operations	-	5,981
Net cash used in discontinued operations	-	(11,504)
Net cash used in investing activities	-	(5,523)

FINANCING ACTIVITIES
Proceeds from issuance of Secured Convertible Promissory Note	5,000,000	-
Repayment of debentures	-	(100,000)
Short term borrowings	-	760,000
Repayment of short term borrowings	(950,000)	(880,000)
Repayment of convertible debenture	(1,500,000)
Proceeds from issuance (repayment) of revolving note, net	(1,419,263)	222,456
Debt issuance costs	(47,630)	(371,373)
Net cash (used in) provided by financing activities	1,083,107	(368,917)

Net increase (decrease) in cash	4,764	(14,939)
Cash at beginning of period	74	15,270

Cash at end of period	$4,838	$331

Supplemental cash flow information:
Cash paid for interest
Continuing operations	$57,000	$195,000
Discontinued operations	$13,000	$48,000

See accompanying notes to condensed consolidated interim financial statements.

NETFABRIC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. NATURE OF BUSINESS AND MANAGEMENT’S PLANS

NetFabric Holdings, Inc. (“Holdings” or the “Company”) was incorporated under the laws of the State of Delaware on August 31, 1989.  As of September 30, 2009, the Company has one wholly-owned subsidiary, NetFabric Corporation (“NetFabric”) which is not active. At December 31, 2008, the Company had another active subsidiary UCA Services, Inc (“UCA”), which was sold in 2009.

On May 20, 2005 Holdings acquired UCA Services, Inc.  UCA, a New Jersey company, is an information technology (“IT”) services company that serves the information and communications needs of a wide range of Fortune 500 and small to mid-size business clients in the financial markets industry as well as the pharmaceutical, health care and hospitality sectors. UCA delivers a broad range of IT services in the practice areas of infrastructure builds and maintenance, managed services and professional services.

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

Management’s plans

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

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), except for the condensed consolidated balance sheet as of December 31, 2008, which was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to such rules and regulations. However the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations.

The operating results for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results to be expected for any other interim period or any future year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2008 consolidated financial statements, including the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Diluted earnings (loss) per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. The Company’s potentially dilutive securities include common shares which may be issued upon exercise of its stock options, exercise of warrants or conversion of convertible debt.

Diluted loss per share for the nine months ended  September 30, 2009 and 2008 exclude potentially issuable common shares of approximately 7,856,867 and 12,408,856, respectively, primarily related to the Company’s outstanding stock options, warrants and convertible debt, because the assumed issuance of such potential common shares is antidilutive.

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

The following table presents information regarding the calculation of gain from the sale of UCA:

Sale price from cancellation of Secured Convertible Promissory by Fortify	$5,000,000
Sale price from Fixed Payment and Variable Payment received by the Company in May 2010	850,000

Total Sale Price	5,850,000

UCA Assets	8,068,390
UCA Liabilities	(2,988,998)

Total basis	5,079,392

Gain on Sale	$770,608

The carrying amounts of the major classes of assets and liabilities aggregated in discontinued operations in the consolidated balance sheet at December 31, 2008  were as follows:

December 31,
2008
Cash	$1,317,436
Trade Receivable, net	3,008,934
Prepaid expenses and other current assets	151,872
Current assets of discontinued operations	$4,478,242

Property and equipment, net	$114,991
Goodwill	5,704,000
Other intangibles, net	456,564
Other assets	22,921
Non current assets of discontinued operations	$6,298,476

Accounts payable and accrued expenses	$3,714,572
Accrued compensation	414,526
Deferred revenues and customer advances	1,622,227
Current liabilities of discontinued operations	$5,751,325

	Three Months	Three Months
	Ended	Ended
Discontinued Operations	September 30, 2009	September 30, 2008

Revenues	$2,468,394	$6,269,781
Direct employee compensation and consultant expenses	1,854,743	5,034,187
Selling, general and administrative expenses	519,295	833,183
Depreciation and amortization	38,976	69,611
Interest expenses (reversal)	(110,597)	4,925
Income from discontinued operations	$165, 977	$327,875

	Nine Months	Nine Months
	Ended	Ended
Discontinued Operations	September 30, 2009	September 30, 2008
Revenues	$11,482,220	$17,614,414
Direct employee compensation and consultant expenses	8,709,186	13,906,578
Selling, general and administrative expenses	2,253,452	2,435,514
Depreciation and amortization	160,323	213,290
Interest expenses	13,258	19,687
Income from discontinued operations	$346,001	$1,039,345

The Company did not allocate interest on its borrowings to discontinued operations and the interest expenses of discontinued operations represent interest expenses incurred by UCA directly. UCA had accrued interest expense due on Fortify Note and Fortify waived payment of this interest. Accordingly, previously accrued interest was reversed during the three months ended September 30, 2009.

NOTE 5. DEBT FINANCINGS

During the nine months ended September 30, 2009, the Company repaid all of the borrowings that were outstanding at December 31, 2008.The Company paid financing costs of $47,630 to third parties and lenders with respect to short term borrowing during the nine months ended September 30, 2009 and this amount was amortized over the term of the borrowings. During the nine months ended September 30, 2009, $47,630 was charged to operations as amortization of debt issuance costs.

 Debt Financings consist of the following as of December 31, 2008:

	2008
		Unamortized
	Principal	debt discount	Net

Laurus Revolving Note Due in March 2009	$1,419,263	$(35,006)	$1,384,257
Laurus Convertible Note Due in February 2009	1,500,000	(56,856)	1,443,144
Short term borrowings	950,000	-	950,000
	$3,869,263	$(91,862)	$3,777,401

NOTE 6. STOCKHOLDERS’ EQUITY

Warrants

Outstanding warrant securities consist of the following at September 30, 2009

		Exercise
		Price	Expiration
Laurus Warrants	554,282	$0.001	None
2006 Private Placement	550,000	$0.01	April to November 2009
2007 Short Term Financing	890,000	$0.01	April to November 2010
Others	312,500	$0.82	June 2011
	2,306,782

NOTE 7. STOCK-BASED COMPENSATION

Share-based compensation expense recognized for the three months ended September 30, 2009 and 2008 was $888 and $97,074, respectively. For the nine months ended September 30, 2009 and 2008, share-based compensation expense was $132,966 and $201,222, respectively. Share-based compensation expense recognized in the Company’s condensed consolidated statements of operations includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of ASC Topic 718: Compensation-Stock Compensation.

NOTE 8. OTHER INCOME

During the three and nine months ended September 30, 2009, the Company entered into legal settlements with certain vendors applicable to old accounts payable, and evaluated estimates of certain accruals, made in prior years. Based on the settlements and evaluation, the Company wrote off approximately $160,000 of old accounts payable and accruals, which was recorded as other income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CORPORATE HISTORY

We were formerly known as Houston Operating Company and were incorporated in Delaware on August 31, 1989. On December 9, 2004, we entered into an Acquisition Agreement with all of the stockholders of NetFabric Corp., a Delaware corporation. NetFabric Corp. was incorporated in Delaware on December 17, 2002 and began operations in July 2003. At the closing, which occurred simultaneously with the execution of the Acquisition Agreement, we acquired all of the issued and outstanding capital stock of NetFabric Corp. from the stockholders in exchange for an aggregate of 32,137,032 newly-issued shares of our common stock. The acquisition was accounted for as a reverse merger whereby NetFabric Corp. was treated as the acquirer. On April 19, 2005, our name was changed from Houston Operating Company to NetFabric Holdings, Inc. and our stock symbol was changed from “HOOC” to “NFBH.”

Prior to acquiring NetFabric Corp., Houston Operating Company did not have any operations, and we were a shell company whose primary business objective was to merge and become public. NetFabric Corp. was a provider of hardware and services to small to mid-sized businesses (“SMBs”) that utilized the Internet for telephone communications or Voice over Internet Protocol (“VoIP”). It developed and marketed appliances or Customer Premises Equipment (“CPE”) that simplified the integration of standard telephone systems with an IP infrastructure. In addition, NetFabric Corp resold transport services of a third party VoIP transport provider.

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

We compensated most of our consultants only for the hours that we bill to our clients for projects undertaken, which allowed us to better match our labor costs with our revenue generation. With respect to our consultant employees, we were responsible for employment-related taxes, medical and health care costs and workers’ compensation. Labor costs were sensitive to shifts in the supply and demand of IT professionals, as well as increases in the costs of benefits and taxes.

After the divesture of UCA, the Company does not have any operations. In the past, our operations was that of a holding company that housed the finance and administrative functions and was responsible for financing transactions and regulatory compliance activities.

Comparison of Three Months and Nine Months Ended September 30, 2009 and 2008:

Selling, general and administrative expenses

Our selling, general and administrative expenses decreased for the three months ended September 30, 2009 by $77,174, or 47.5%, to $85,202. The decrease was due to reduced corporate activities in 2009 subsequent to the divesture of UCA. For the nine months ended September 30, 2009, our selling, general and administrative expenses increased by $238,148 or 50.5% to $709,724. The increase was due to bonus/ one-time payment, severance to officers and additional professions fees incurred in connection with UCA transaction.

Amortization of debt discount

During the three months ended September 30, 2009 amortization of debt discount was nil compared to $234,104 in 2008. Amortization of debt discount for the nine months ended September 30, 2009 decreased by $510,503 or 84.7%, from $602,365 to $91,862. The reductions were due to the maturity of Laurus debt and by the maturity all discount was amortized. The debt was repaid at the maturity in March 2009 from the Fortify transaction, and there were no additional borrowings incurred after the repayment.

Debt issuance costs

We paid approximately $0 and $48,000 fees in connection with our short term borrowing during the three and nine months ended September 30, 2009, respectively, which was charged to operation. In 2008, we incurred approximately $118,000 and $371,000 in fees during the three and nine months ended September 30, 2008, respectively. The decreases were due to the repayment of short term borrowings from the Fortify transaction.

Interest expense

For the three months ended September 30, 2009, interest expense decreased by $48,739, to $0 from $48,739. For the nine months ended September 30, 2009, interest expense decreased by $185,666, or 83.7% to $36,270 from $221,936. The decreases were due to the repayment of Laurus and other debt from the proceeds of the Fortify transaction in March 2009.

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

We recorded a gain of $770,608 from the disposal of UCA during the three and nine months ended September 30, 2009. This was based on the sale price of UCA and net assets of UCA transferred as more fully detailed in Note 5 to Condensed Consolidated Financial Statements.

During the three months ended September 30, 2009, our discontinued operations resulted in an income of $165,977 compared to an income of $327,875 in the comparable period of 2008.  For the nine months ended September 30, 2009, our discontinued operations had income of $346,001 compared to income of $1,039,345 in the comparable period in 2008. Our discontinued operations in 2009 were until August 24, 2009, date on which ownership in UCA was transferred to Fortify, compared to a full three and months of operations in 2008. In addition, decreased revenues in UCA due to non- renewal or termination of certain projects undertaken in 2008 resulted in decreased profits in 2009 compared to 2008.

Net loss

As a result of the foregoing, for the three months ended September 30, 2009, net loss decreased by $1,128,822, or 475.4 5%, to net income of $891,383, compared to a net loss of $237,439 during the three months ended September 30, 2008. For the nine months ended September 30, 2009, net loss decreased by $913,489 or 142.4% , to net income of $271,123, compared to a net loss of $642,366 during the nine months ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2009, our working capital was $507,583, compared to a working capital deficiency of $6,212,328 on December 31, 2008. The increase in working capital was due to the proceeds received from the sale of UCA. During the nine months ended September 30, 2009, our operating activities from continuing operations used approximately $1,370,000 of cash, compared to approximately $593,000 used during the nine months ended September 30, 2008.

During the nine months ended September 30, 2009, our continuing operating losses, after adjusting for non-cash items, used approximately $556,000 of cash, and working capital items used approximately $814,000 of cash. The principal component of these working capital changes was a decrease in our accounts payable and accrued compensation. During the nine months ended September 30, 2008, our continuing operating losses, after adjusting for non-cash items, utilized approximately $487,000 of cash, and working capital items used approximately $106,000 of cash.

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

On April 27, 2010,we entered into a Memorandum of Understanding (“MOU”) with Fortify and amended the Fixed Payment and Performance Payment previously agreed by them. Pursuant to Fortify agreeing to pay the amounts on accelerated basis unconditionally, we agreed to accept $850,000 in aggregate as the full settlement of Fixed Payment and Performance payments. This amount was received us in May 2010.

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

ITEM 4. CONTROLS AND PROCEDURES

A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act are accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) , as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act are recorded, processed, summarized and reported as and when required.

B. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

There were no changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company from time to time is involved in routine legal matters incidental to business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

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