Form 10-Q
period 2010-03-31
NETFABRIC HOLDINGS, INC
filed 2010-08-18
CIK 1083220

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2010

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

NETFABRIC HOLDINGS, INC.

INDEX

NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED  CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2010	DECEMBER 31, 2009
	(UNAUDITED)	(AUDITED)
ASSETS

CURRENT ASSETS:
Cash	$11,144	$55,509
Other receivable	850,000	850,000
Total current assets	861,144	905,509

TOTAL ASSETS	$861,144	$905,509

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$441,231	$452,483

Total current liabilities	441,231	452,483

Total liabilities	441,231	452,483

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY :
Common Stock, $.001 par value, authorized shares 200,000,000, 97,053,044 shares issued and outstanding	97,053	97,053
Additional paid-in capital	38,243,128	38,243,128
Accumulated deficit	(37,920,268)	(37,887,155)

Total stockholders' equity	419,913	453,026

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$861,144	$905,509

See accompanying notes to interim condensed consolidated financial statements.

NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009

REVENUES	$-	$-

OPERATING EXPENSES:
Selling, general and administrative expenses (includes share based compensation of $0 and $66,039)	33,113	441,184
Total operating expenses	33,113	441,184

Loss from operations	(33,113)	(441,184)

OTHER INCOME / (EXPENSE):

Amortization of debt discounts	-	(91,862)
Amortization of debt issuance costs	-	(47,630)
Interest and bank charges	-	(36,271)

Total other income / (expense)	-	(175,763)

Loss before provision for income taxes	(33,113)	(616,947)

Provision for income taxes	-	-

LOSS FROM CONTINUING OPERATIONS	(33,113)	(616,947)

DISCONTINUED OPERATIONS:

Income from discontinued operations	-	198,246

	-	198,246

NET LOSS	$(33,113)	$(418,701)

Net loss from continuing operations per common share, basic and diluted	$0.00	$(0.01)

Net income from discontinued operations per common share, basic and diluted	$0.00	$0.00

Net loss per common share, basic and diluted	$0.00	$(0.01)

Weighted average number of shares outstanding, basic and diluted	97,053,044	97,053,044

See accompanying notes to interim condensed consolidated financial statements.

NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED   CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009

OPERATING ACTIVITIES

Net loss	$(33,113)	$(418,701)
Income from discontinued operations	-	(198,246)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share based compensation	-	66,039
Amortization of debt discounts	-	91,862
Amortization of debt issuance costs	-	47,630
Changes in operating assets and liabilities:
Trade accounts receivable	-	23,975
Accounts payable and accrued liabilities	(11,252)	(370,539)
Accrued compensation	-	(198,000)

Net cash used in continuing operations	(44,365)	(955,980)
Net cash provided by discontinued operations	-	298,233
Net cash used in operating activities	(44,365)	(657,747)

INVESTING ACTIVITIES
Net cash used by discontinued operations	-	(6,398)
Net cash used in investing activities	-	(6,398)

FINANCING ACTIVITIES
Proceeds from issuance of Secured Convertible Promissory Note	-	5,000,000
Repayment of short term borrowings	-	(950,000)
Repayment of convertible debenture	-	(1,500,000)
Proceeds from issuance (repayment) of revolving note, net	-	(1,419,263)
Debt issuance costs	-	(47,630)
Net cash (used in) provided by financing activities	-	1,083,107

Net (decrease) increase in cash	(44,365)	418,962
Cash at beginning of period	55,509	74

Cash at end of period	$11,144	$419,036

Supplemental cash flow information:
Cash paid for interest
Continuing operations	$-	$57,000
Discontinued operations	$-	$23,000

See accompanying notes to interim condensed consolidated financial statements.

NETFABRIC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. NATURE OF BUSINESS AND MANAGEMENT'S PLANS

NetFabric Holdings, Inc. ("Holdings" or the "Company") was incorporated under the laws of the State of Delaware on August 31, 1989.  As of March 31, 2010 and December 31, 2009, the Company has one wholly-owned subsidiary, NetFabric Corporation (“NetFabric”) which is not active. At December 31, 2008, the Company had another active subsidiary UCA Services, Inc (“UCA”), which was sold in 2009.

On May 20, 2005 Holdings acquired UCA.  UCA, a New Jersey company, is an information technology ("IT") services company that serves the information and communications needs of a wide range of Fortune 500 and small to mid-size business clients in the financial markets industry as well as the pharmaceutical, health care and hospitality sectors. UCA delivers a broad range of IT services in the practice areas of infrastructure builds and maintenance, managed services and professional services.

Effective August 24, 2009, pursuant to a Memorandum of Understanding, the Company sold UCA to Fortify Infrastructure Services, Inc. (“Fortify”) for $5,850,000 consisting of $5,000,000 in cash, resulting from the cancellation of a $5,000,000 note previously issued to Fortify by UCA on March 12, 2009, and a receivable of $850,000, which was paid in May 2010, and is reflected as a receivable on the 2010 and 2009 balance sheets.  The Memorandum of Understanding referred to above was signed on April 27, 2010 and amended the terms of previous agreements dated March 12, 2009 and August 24, 2009 between UCA and Fortify.

The operations of UCA are reflected in the financial statements as discontinued operations  (Note 4).

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

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), except for the condensed consolidated balance sheet as of December 31, 2009, which was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to such rules and regulations. However the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations.

The operating results for the three months ended March 31, 2010 and, 2009 are not necessarily indicative of the results to be expected for any other interim period or any future year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2009 consolidated financial statements, including the notes thereto, which are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on August 10, 2010.

Use of Estimates

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments.

Earnings (Loss) Per Share

The Company calculates earnings (loss) basic earnings (loss) per share by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period plus the effects of any dilutive securities. Diluted earnings (loss) per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. The Company's potentially dilutive securities include common shares which may be issued upon exercise of its stock options or exercise of warrants.

Diluted loss per share for the three ended March 31, 2010 and 2009 exclude potentially issuable common shares of approximately 7,156,867 and  9,106,867, respectively, primarily related to the Company's outstanding stock options and warrants, because the assumed issuance of such potential common shares is antidilutive.

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued amended standards that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. The Company adopted these amended standards on January 1, 2010, and there was no impact to the financial statements upon adoption. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. The Company does not expect these new standards to significantly impact the financial statements.

In February 2010, the FASB issued amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended March 31, 2010. The adoption of this guidance did not have a material impact on our financial statements.

NOTE 4. DISCONTINUED OPERATIONS

As discussed in Note 1, the Company sold its subsidiary, UCA, in August 2009, and does not presently have any operations.

In accordance with FASB ASC 205-20-45-1 “Presentation of Financial Statements-Discontinued Operations-Other Presentation Matters” the Company has presented the results of UCA operations as discontinued operations in the accompanying 2009 statement of operations and statement of cash flows.

Discontinued operations was as follows:	Three Months
Ended
March 31, 2009

Revenues	$4,914,322
Direct employee compensation and consultant expenses	3,733,143
Selling, general and administrative expenses	899,351
Depreciation and amortization	61,055
Interest expenses	22,527
Income from discontinued operations	$198,246

The Company did not allocate interest on its borrowings to discontinued operations and the interest expenses of discontinued operations represent interest expenses incurred by UCA directly.

NOTE 5. DEBT FINANCINGS

During the three months ended March 31, 2009, the Company repaid all of the borrowings that were outstanding at December 31, 2008.The Company paid financing costs of $47,630 to third parties and lenders with respect to short term borrowing during the three months ended March 31, 2009 and this amount was amortized over the term of the borrowings. During the three months ended March 31, 2009, $47,630 was charged to operations as amortization of debt issuance costs.

NOTE 6. STOCKHOLDERS' EQUITY

Warrants
Outstanding warrant securities consist of the following at March 31, 2010:

		Exercise
		Price	Expiration
Laurus Warrants	554,282	$0.001	None
2007 Short Term Financing	890,000	$0.01	April to November 2010
Investment advisor’s services	312,500	$0.82	June 2011
	1,756,782

NOTE 7. STOCK-BASED COMPENSATION

Share-based compensation expense recognized for the three months ended March 31, 2010 and March 31, 2009 was $0 and $66,039, respectively. Share-based compensation expense recognized in the Company's condensed consolidated statements of operations includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of ASC Topic 718: Compensation-Stock Compensation.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis and results of operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report and reports included herein by reference. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

UCA derived revenues primarily from managed IT services, professional services, application development services and business process management services. Service arrangements with customers were generally on a time and material basis or fixed-price, fixed-timeframe revenue basis. UCA’s principal operating expenses were direct employee costs, consultant expenses and selling, general and administrative expenses. The principal components of selling, general and administrative expenses were salaries of sales and support personnel, and office rent. Direct employee costs and consultant expenses were comprised primarily of the costs of consultant labor, including employees, subcontractors and independent contractors, and related employee benefits. Approximately 50% of our consultants were employees and the remainders are subcontractors and independent contractors.

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

Comparison of Three Months Ended March 31, 2010 and 2009:

Selling, general and administrative expenses

Our selling, general and administrative expenses decrease for the three months ended March 31, 2010 by $408,071, or 92.5%, to $33,113. Our selling, general and administrative expenses levels decreased due to reduced level of operations after the divesture of UCA in August of 2009.

Amortization of debt discount

We repaid Laurus debt in March 2009 from the proceeds of Fortify transaction, and there were no additional borrowings incurred after the repayment. Therefore, we did not incur any debt discount during the three months ended March 31, 2010 compared to $91,862 incurred during the comparable period in 2009.

Debt issuance costs

Due to the repayment of short term borrowings from the proceeds of Fortify transaction in March 2009, we incurred no debt issuance costs in 2010 compared to $47,630 incurred during the three months ended March 31, 2009.

Interest expense

Pursuant to repayment all debt in March 2009, we are debt free. Accordingly, we do not have any interest expense during the three months ended march 31, 2010 compared to $36,271interest expense during the three months ended March 31, 2009.

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

During the three months ended March 31, 2009, our income from discontinued operations was $198,246.

Net loss

As a result of the foregoing, for the three months ended March 31, 2010, net loss decreased by $385,588, or 92.1%, to a loss of $33,113, compared to a net loss of $418,701 during the three months ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2010, our working capital was $419,913, compared to a working capital of $453,026 on December 31, 2009. The decrease was due to the net loss incurred during the three months ended March 31, 2010. During the three months ended March 31, 2010, our operating activities from continuing operations used approximately $44,000 of cash, compared to approximately $956,000 used during the three months ended March 31, 2009.

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

Fortify, UCA and we also entered into an Option and Purchase Agreement (“Option Agreement”). Pursuant to the Option Agreement, Fortify has an option to acquire all of the outstanding shares of common stock of UCA. Upon effectiveness of the our Definitive Schedule 14 C Information Statement to be filed with the Securities and Exchange Commission (the “SEC”) in connection with certain actions taken by the written consent of holders of a majority of our outstanding common stock approving the terms of the Option Agreement, Fortify will exercise the option. Upon exercise of the Option, we will be released from the guaranty obligations of the Note. Fortify will pay us $500,000 (“Fixed Payment”) one year from the date the option is exercised. In addition, Fortify will pay additional amounts to us (up to a maximum of $500,000) and certain employees of UCA based on UCA’s performance during the periods specified in the Option Agreement (“Performance Payment”).

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

On April 27, 2010, we entered into a Memorandum of Understanding (“MOU”) with Fortify and amended the Fixed Payment and Performance Payment previously agreed by them. Pursuant to Fortify agreeing to pay the amounts on accelerated basis unconditionally, we agreed to accept $850,000 in aggregate as the full settlement of Fixed Payment and Performance payments. This amount was received us in May 2010 and $850,000 is classified as other receivables at March 31, 2010 and December 31, 2009.

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

Date: August 18 , 2010	By:	/s/ Fahad Syed
Name: Fahad Syed
Title: Chairman and Chief Executive Officer

	By:	/s/ Vasan Thatham
Name: Vasan Thatham
Title: Principal Financial Officer and Vice President