Form 10-Q
period 2010-06-30
NETFABRIC HOLDINGS, INC
filed 2010-08-18
CIK 1083220

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2010

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

NETFABRIC HOLDINGS, INC.

NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2010	DECEMBER 31, 2009
	(UNAUDITED)	(AUDITED)
ASSETS

CURRENT ASSETS:
Cash	$667,601	$55,509
Other receivable	-	850,000
Total current assets	667,601	905,509

TOTAL ASSETS	$667,601	$905,509

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$320,675	$452,483

Total current liabilities	320,675	452,483

Total liabilities	320,675	452,483

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY :
Common Stock, $.001 par value, authorized shares 200,000,000, 97,053,044 shares issued and outstanding	97,053	97,053
Additional paid-in capital	38,243,128	38,243,128
Accumulated deficit	(37,993,255)	(37,887,155)
Total stockholders' equity	346,926	453,026
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$667,601	$905,509

See accompanying notes to interim condensed consolidated financial statements.

NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Selling, general and administrative expenses (includes share based compensation of $0, $66,039, $0 and $132,708)	72,987	183,337	106,100	624,522
Total operating expenses	72,987	183,337	106,100	624,522

Loss from operations	(72,987)	(183,337)	(106,100)	(624,522)

OTHER INCOME / (EXPENSE):

Amortization of debt discounts	-	-	-	(91,862)
Amortization of debt issuance costs	-	-	-	(47,630)
Interest and bank charges	-	-	-	(36,270)
Total other expense	-	-	-	(175,762)

Loss before provision for income taxes	(72,987)	(183,337)	(106,100)	(800,284)

Provision for income taxes	-	-	-	-
LOSS FROM CONTINUING OPERATIONS	(72,987)	(183,337)	(106,100)	(800,284)

DISCONTINUED OPERATIONS:

Income (loss) from discontinued operations	-	(18,222)	-	180,024
	-	(18,222)	-	180,024

NET LOSS	$(72,987)	$(201,559)	$(106,100)	$(620,260)

Net loss from continuing operations per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Net income from discontinued operations per common share, basic and diluted	$0.00	$(0.00)	$0.00	$0.00

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	97,053,044	97,053,044	97,053,044	97,053,044

See accompanying notes to interim condensed consolidated financial statements.

NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED  CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2009
OPERATING ACTIVITIES

Net loss	$(106,100)	$(620,260)
Income from discontinued operations	-	(180,024)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share based compensation	-	132,078
Amortization of debt discounts	-	91,862
Amortization of debt issuance costs	-	47,630
Changes in operating assets and liabilities:
Trade accounts receivable	-	18,584
Other receivables	850,000	-
Accounts payable and accrued liabilities	(131,808)	(461,912)
Accrued compensation	-	(198,000)

Net cash provided by (used in) continuing operations	612,092	(1,170,042)
Net cash provided by discontinued operations	-	108,792
Net cash provided by (used in) operating activities	612,092	(1,061,250)

INVESTING ACTIVITIES
Net cash used by discontinued operations	-	(6,398)
Net cash used in investing activities	-	(6,398)

FINANCING ACTIVITIES
Proceeds from issuance of Secured Convertible Promissory Note	-	5,000,000
Repayment of short term borrowings	-	(950,000)
Repayment of convertible debenture	-	(1,500,000)
Proceeds from issuance (repayment) of revolving note, net	-	(1,419,263)
Debt issuance costs	-	(47,630)
Net cash (used in) provided by financing activities	-	1,083,107

Net increase in cash	612,092	15,459
Cash at beginning of period	55,509	74

Cash at end of period	$667,601	$15,533

Supplemental cash flow information:
Cash paid for interest
Continuing operations	$-	$57,000
Discontinued operations	$-	$124,000

Income taxes paid	$116,000	$-

See accompanying notes to interim condensed consolidated financial statements.

NETFABRIC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND MANAGEMENT'S PLANS

NetFabric Holdings, Inc. ("Holdings" or the "Company") was incorporated under the laws of the State of Delaware on August 31, 1989.  As of June 30, 2010 and December 31, 2009 the Company had one wholly-owned subsidiary, NetFabric Corporation (“NetFabric”) which is not active. At December 31, 2008, the Company had another active subsidiary UCA Services, Inc (“UCA”), which was sold in 2009.

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

The operating results for the six and three months ended June 30, 2010 and, 2009 are not necessarily indicative of the results to be expected for any other interim period or any future year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2009 consolidated financial statements, including the notes thereto, which are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on August 10, 2010.

Use of Estimates

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates.

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

Diluted loss per share for the  six months ended  June 30, 2010 and 2009 exclude potentially issuable common shares of approximately 6,506,867 and  8,331,867, respectively, primarily related to the Company's outstanding stock options and warrants, because the assumed issuance of such potential common shares is antidilutive.

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

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Discontinued operations were as follows:	Three Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2009

Revenues	$4,099,504	$9,013,826
Direct employee compensation and consultant expenses	3,121,300	6,854,443
Selling, general and administrative expenses	834,806	1,734,157
Depreciation and amortization	60,292	121,347
Interest expenses	101,328	123,855
(Loss) income from discontinued operations	$(18,222)	$180,024

The Company did not allocate interest on its borrowings to discontinued operations and the interest expenses of discontinued operations represent interest expenses incurred by UCA directly.

NOTE 5. DEBT FINANCINGS

During the six months ended June 30, 2009, the Company repaid all of the borrowings that were outstanding at December 31, 2008.  The Company paid financing costs of $47,630 to third parties and lenders with respect to short term borrowing during the six months ended June 30, 2009 and this amount was amortized over the term of the borrowings. During the six months ended June 30, 2009, $47,630 was charged to operations as amortization of debt issuance costs.

NOTE 6.  STOCKHOLDERS' EQUITY

Warrants
Outstanding warrant securities consist of the following at June 30, 2010:

		Exercise
		Price	Expiration
Laurus Warrants	554,282	$0.001	None
2007 Short Term Financing	390,000	$0.01	November 2010
Investment advisor’s services	312,500	$0.82	June 2011
	1,256,782

NOTE 7. STOCK-BASED COMPENSATION

Share-based compensation expense recognized for the three and six months ended June 30, 2009 was $66,039, and $132,708, respectively. No compensation expense was recognized in the three and six months ended June 30, 2010.  Share-based compensation expense recognized in the Company's condensed consolidated statements of operations includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of ASC Topic 718: Compensation-Stock Compensation.

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

Comparison of Three and Six Months Ended June 30, 2010 and 2009:

Selling, general and administrative expenses

Our selling, general and administrative expenses for the three months ended June 30, 2010 decreased by $110,350, or 60.2%, to $72,987. For the six months ended June 30, 2010, our selling, general and administrative expenses decreased by $518,422 or 83.0% compared to the comparable period in 2009. Our selling, general and administrative expense levels decreased due to reduced level of operations after the divesture of UCA in August of 2009.

Amortization of debt discount

We repaid Laurus debt in March 2009 from the proceeds of Fortify transaction, and there were no additional borrowings incurred after the repayment. Therefore, we did not incur any debt discount during the three and six months ended June 30, 2010 compared to $0, and $91,862, respectively, incurred during the comparable period in 2009.

Debt issuance costs

Due to the repayment of short term borrowings from the proceeds of Fortify transaction in March 2009, we incurred no debt issuance costs in 2010 compared to $47,630 incurred during the six months ended June 30, 2009.

Interest expense

Pursuant to repayment of all debt in March 2009, we are debt free. Accordingly, we do not have any interest expense during the three and six months ended June 30, 2010 compared to $0 and $36,270 interest expense during the three months and six months ended June 30, 2009.

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

During the three months ended June 30, 2009, our loss from discontinued operations was $18,222. For the six months ended June 30, 2009 our income from discontinued operations was $180,024.

Net loss

As a result of the foregoing, for the three months ended June 30, 2010, net loss decreased by $128,662, or 63.8%, to a loss of $72,987, compared to a net loss of $201,559 during the three months ended June 30, 2009. For the six months ended June 30, 2010, our net loss decreased by $514,160 or 82.9% to a loss of $106,100 compared to a loss of $620,260 during the six months ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2010, our working capital was $346,926, compared to a working capital of $453,026 on December 31, 2009. The decrease was due to the net loss incurred during the six months ended June 30, 2010. During the six months ended June 30, 2010, our operating activities from continuing operations provided approximately $612,000 of cash, compared to approximately $1,170,000 used during the six months ended June 30, 2009. We received $850,000 of other receivable from Fortify during the six months ended June 30, 2010.

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

On April 27, 2010, we entered into a Memorandum of Understanding (“MOU”) with Fortify and amended the Fixed Payment and Performance Payment previously agreed by them. Pursuant to Fortify agreeing to pay the amounts on accelerated basis unconditionally, we agreed to accept $850,000 in aggregate as the full settlement of Fixed Payment and Performance payments. This amount was received us in May 2010 and $850,000 is classified as other receivable at December 31, 2009.

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

ITEM 6. EXHIBITS

(a) Exhibits:

31.1 Rule 13a-14(a)/15d-14(a) Certification (CEO)

31.2 Rule 13a-14(a)/15d-14(a) Certification (CFO)

32.1 Section 1350 Certification (CEO)

32.2 Section 1350 Certification (CFO)

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 18, 2010	By:	/s/ Fahad Syed
Name: Fahad Syed
Title: Chairman and Chief Executive Officer

	By:	/s/ Vasan Thatham
Name: Vasan Thatham
Title: Principal Financial Officer and Vice President