Form 10-Q
period 2010-09-30
NETFABRIC HOLDINGS, INC
filed 2010-11-04
CIK 1083220

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of  October 25, 2010, 97,053,044 shares of common stock, $.001 par value per share, of the issuer were outstanding.
Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

NETFABRIC HOLDINGS, INC.

NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2010	DECEMBER 31, 2009
	(UNAUDITED)	(AUDITED)
ASSETS

CURRENT ASSETS:
Cash	$457,463	$55,509
Prepaid expenses	15,000	-
Other receivable	-	850,000

Total current assets	472,463	905,509

TOTAL ASSETS	$472,463	$905,509

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$171,020	$452,483

Total current liabilities	171,020	452,483

Total liabilities	171,020	452,483

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY :
Common Stock, $.001 par value, authorized shares 200,000,000, 97,053,044 shares issued and outstanding	97,053	97,053
Additional paid-in capital	38,243,128	38,243,128
Accumulated deficit	(38,038,738)	(37,887,155)

Total stockholders' equity	301,443	453,026

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$472,463	$905,509

See accompanying notes to interim condensed consolidated financial statements.

NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2010

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Selling, general and administrative expenses (includes share based compensation of $0, $888, $0 and $132,966)	45,483	85,202	151,583	709,724
Total operating expenses	45,483	85,202	151,583	709,724

Loss from operations	(45,483)	(85,202)	(151,583)	(709,724)

OTHER INCOME / (EXPENSE):

Amortization of debt discounts	-	-	-	(91,862)
Amortization of debt issuance costs	-	-	-	(47,630)
Other income	-	160,000	-	160,000
Interest and bank charges	-	-	-	(36,270)

Total other income/ (expense)	-	160,000	-	(15,762)

Income (loss) before provision for income taxes	(45,483)	74,798	(151,583)	(725,486)

Provision for income taxes	-	120,000	-	120,000

LOSS FROM CONTINUING OPERATIONS	(45,483)	(45,202)	(151,583)	(845,486)

DISCONTINUED OPERATIONS:
Gain from disposal of discontinued operations		770,608		770,608
Income from discontinued operations	-	165,977	-	346,001

	-	936,585	-	1,116,609

NET INCOME (LOSS)	$(45,483)	$891,383	$(151,583)	$271,123

Net loss from continuing operations per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Net income from discontinued operations per common share, basic and diluted	$0.00	$0.01	$0.00	$0.01

Net income (loss) per common share, basic and diluted	$(0.00)	$0.01	$(0.00)	$0.00

Weighted average number of shares outstanding, basic and diluted	97,053,044	97,053,044	97,053,044	97,053,044

See accompanying notes to interim condensed consolidated financial statements.

NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED  CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2009
OPERATING ACTIVITIES

Net income (loss)	$(151,583)	$271,123
Income from discontinued operations	-	(1,116,609)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share based compensation	-	132,966
Amortization of debt discounts	-	91,862
Amortization of debt issuance costs	-	47,630
Loss on disposal of property and equipment	-	17,346
Changes in operating assets and liabilities:
Trade accounts receivable		18,584
Other receivables	850,000	-
Prepaid expenses and other current assets	(15,000)	(109,300)
Accounts payable and accrued liabilities	(281,463)	(525,947)
Accrued compensation	-	(198,000)

Net cash provided by (used in) continuing operations	401,954	(1,370,345)
Net cash provided by discontinued operations	-	292,002
Net cash provided by (used in) operating activities	401,954	(1,078,343)

INVESTING ACTIVITIES
Net cash used by discontinued operations	-	-
Net cash used in investing activities	-	-

FINANCING ACTIVITIES
Proceeds from issuance of Secured Convertible Promissory Note	-	5,000,000
Repayment of short term borrowings	-	(950,000)
Repayment of convertible debenture	-	(1,500,000)
Repayment of revolving note, net	-	(1,419,263)
Debt issuance costs	-	(47,630)
Net cash provided by financing activities	-	1,083,107

Net increase in cash	401,954	4,764
Cash at beginning of period	55,509	74

Cash at end of period	$457,463	$4,838

Supplemental cash flow information:
Cash paid for interest
Continuing operations	$-	$57,000
Discontinued operations	$-	$13,000

Income taxes paid	$131,000	$-

See accompanying notes to interim condensed consolidated financial statements.

NETFABRIC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND MANAGEMENT'S PLANS

NetFabric Holdings, Inc. ("Holdings" or the "Company") was incorporated under the laws of the State of Delaware on August 31, 1989.  As of December 31, 2009 the Company had one wholly-owned subsidiary, NetFabric Corporation (“NetFabric”) which is not active. At December 31, 2008, the Company had another active subsidiary UCA Services, Inc (“UCA”), which was sold in 2009.

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

The operating results for the nine and three months ended September 30, 2010 and, 2009 are not necessarily indicative of the results to be expected for any other interim period or any future year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2009 consolidated financial statements, including the notes thereto, which are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on August 10, 2010.

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

Diluted loss per share for the nine months ended September 30, 2010 and 2009 exclude potentially issuable common shares of approximately 6,456,867 and 7,856,867, respectively, primarily related to the Company's outstanding stock options and warrants, because the assumed issuance of such potential common shares is antidilutive.

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

Discontinued operations were as follows:	Three Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2009

Revenues	$2,468,394	$11,482,220
Direct employee compensation and consultant expenses	1,854,743	8,709,186
Selling, general and administrative expenses	519,295	2,253,452
Depreciation and amortization	38,976	160,323
Interest expenses	(110,597)	13,258
(Loss) income from discontinued operations	$165,977	$346,001

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
Outstanding warrant securities consist of the following at September 30, 2010:

		Exercise
		Price	Expiration
Laurus Warrants	554,282	$0.001	None
2007 Short Term Financing	390,000	$0.01	November 2010
Investment advisor’s services	312,500	$0.82	June 2011
	1,256,782

NOTE 7. STOCK-BASED COMPENSATION

Share-based compensation expense recognized for the three and nine months ended September 30, 2009 was $888, and $132,966, respectively. No compensation expense was recognized in the three and nine months ended September 30, 2010.  Share-based compensation expense recognized in the Company's condensed consolidated statements of operations includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of ASC Topic   718 : Compensation - Stock Compensation .

NOTE 8. OTHER INCOME

During the three and nine months ended September 30, 2009, the Company entered into legal settlements with certain vendors applicable to old accounts payable, and evaluated estimates of certain accruals, mad in prior years. Based on the settlements and evaluation, the Company wrote off approximately $160,000 of old accounts payable and accruals, which was recorded as other income.

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

Comparison of Three and Nine Months Ended September 30, 2010 and 2009:

Selling, general and administrative expenses

Our selling, general and administrative expenses for the three months ended September 30, 2010 decreased by $39,719, or 46.6%, to $45,483. For the nine months ended September  30, 2010, our selling, general and administrative expenses decreased by $558,141 or 78.6% compared to the comparable period in 2009. Our selling, general and administrative expense levels decreased due to reduced level of operations after the divesture of UCA in August of 2009.

Amortization of debt discount

We repaid Laurus debt in March 2009 from the proceeds of Fortify transaction, and there were no additional borrowings incurred after the repayment. Therefore, we did not incur any debt discount during the three and nine months ended September 30, 2010 compared to $0, and $91,862, respectively, incurred during the comparable period in 2009.

Debt issuance costs

Due to the repayment of short term borrowings from the proceeds of Fortify transaction in March 2009, we incurred no debt issuance costs in 2010 compared to $47,630 incurred during the nine months ended September 30, 2009.

Interest expense

Pursuant to repayment of all debt in March 2009, we are debt free. Accordingly, we do not have any interest expense during the three and nine months ended September  30, 2010 compared to $0 and $36,270 interest expense during the three months and nine months ended September 30, 2009.

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

We recorded a gain of $770,608 from the disposal of UCA during the three and nine months ended September 30, 2009. this was based on the sale price of UCA and net assets of UCA transferred.

During the three months ended September 30, 2009, our income from discontinued operations was $165,977. For the nine  months ended September  30, 2009 our income from discontinued operations was $346,001.

Net loss

As a result of the foregoing, for the three months ended September 30, 2010, net income decreased by $936,866, or 105.1%, to a loss of $45,483, compared to a net income of $891,383 during the three months ended September 30, 2009. For the nine months ended September 30, 2010, our net income decreased by $422,706 or 155.9% to a loss of $151,583 compared to a net income of $271,123 during the nine months ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2010, our working capital was $301,443, compared to a working capital of $453,026 on December 31, 2009. The decrease was due to the net loss incurred during the nine months ended September 30, 2010. During the nine months ended September 30, 2010, our operating activities from continuing operations provided approximately $402,000 of cash, compared to approximately $1,370,000 used during the nine months ended September  30, 2009. We received $850,000 of other receivable from Fortify during the nine months ended September  30, 2010.

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

Date: November 4, 2010	By:	/s/ Fahad Syed
Name: Fahad Syed
Title: Chairman and Chief Executive Officer

	By:	/s/ Vasan Thatham
Name: Vasan Thatham
Title: Principal Financial Officer and Vice President