Form 10-K
period 2010-12-31
NETFABRIC HOLDINGS, INC
filed 2011-03-03
CIK 1083220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURUSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
 1934

For the fiscal year ended: December 31, 2010
Commission File Number: 0-21419

OR

  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

NETFABRIC HOLDINGS, INC.
 (Name of Registrant as specified in its charter)

Delaware	76-0307819
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

117 Randolph Avenue, Jersey City, New Jersey 07305
(Address of Principal Executive Offices)

(201) 706-2998
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:
 None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes      No ☒

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes      No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer                                                                                                                      Accelerated filer 
Non-accelerated filer                                                                                                                      Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☒ No 

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter.   $38,393 based upon the average bid and asked price of such common stock on June 30, 2010.

The number of shares of the issuer’s common stock issued and outstanding as of February 11, 2011 was 97,053,044 shares.

Documents Incorporated By Reference:  None

PART I

Item 1.   Business

Forward-Looking Statements

This Report contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources”. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Corporate Background

NetFabrics Holdings, Inc. was incorporated on August 31, 1989 in the State of Delaware under the name Houston Operating Company. On December 9, 2004, we entered into an acquisition agreement for all of the issued and outstanding capital stock of NetFabric Corporation. In consideration therefor, we issued an aggregate of 32,137,032 newly-issued shares of our common stock to the shareholders of NetFabric Corporation. The acquisition was accounted for as a reverse merger whereby NetFabric Corporation was treated as the acquirer. NetFabric Corporation was incorporated in the State of Delaware on December 17, 2002, as a new corporation and not as a result of a material reclassification, merger, consolidation, purchase or divesture.  On April 19, 2005, we changed our name to NetFabric Holdings, Inc. to more accurately reflect the activities of the Company.

On May 20, 2005, the Company entered into a share exchange agreement, whereby it acquired all of the issued and outstanding shares of UCA Services, Inc., a New Jersey corporation, engaged in information technology ("IT") services and served the information and communications needs of a wide range of Fortune 500 and small to mid-size business clients in the financial markets industry as well as the pharmaceutical, health care and hospitality sectors. In consideration therefore the Company issued 24,096,154 shares  to the shareholders of UCA Services Inc. In May 2007, UCA Services, Inc. changed its name to NetFabric Technologies, Inc. and transacted business under the name UCA Services (“UCA”).

After the acquisition of Net Fabric Technologies, we were organized into two distinct divisions: (i) NetFabric Holdings, Inc., the holding company, which housed the finance and administrative functions and was responsible for our financing transactions and regulatory compliance activities, and (ii) Net Fabric Technologies, which provided information technology  services and solutions to a wide range of clients in the financial industry as well as the pharmaceutical, healthcare and hospitality sectors.

On March 12, 2009, the Company and its wholly owned subsidiary, UCA entered into a Convertible Note Purchase Agreement with Fortify Infrastructure Services, Inc. (“Fortify), pursuant to which Fortify purchased a Secured Convertible Promissory Note (the “Note”) from UCA in the principal amount of $5 million with the Company being a guarantor for UCA’s borrowings. We used approximately $3 million from the proceeds of the Note to repay all amounts owed to Laurus Master Fund. The balance of the proceeds was used for repayment of debt, other payables and for working capital purposes.

On March 12, 2009 and April 27, 2009, the holders of a majority of the Company’s issued and outstanding common stock approved the Option and Purchase Agreement (“Option Agreement’) by and among the Company, UCA, and Fortify, pursuant to which Fortify acquired an option to purchase all of the outstanding shares of common stock of UCA. The option was exercised upon the effectiveness of the Company’s Definitive Information Statement on Schedule 14C, filed with the Securities and Exchange Commission (the “SEC”) on July 9, 2009. Upon exercise of the option, the Company was released from the guaranty obligations of the Note and Fortify agreed to pay the Company $500,000 (“Fixed Payment”) one year from the date the option was exercised and make additional payments to the Company (up to a maximum of $500,000) and certain employees of UCA based on UCA’s performance during the periods specified in the Option Agreement (“Performance Payment”).

On August 24, 2009,  Fortify, UCA and the Company entered into Amendment No. 1 (“Amendment”) to the Option Agreement, pursuant to which, the Note was cancelled, releases of certain obligations of the parties were granted as specified in the Amendment, and the commencement date and measurement period for the earn-out and bonuses provided for in the Option Agreement were modified. The   Company’s transfer of its ownership interest in UCA to Fortify was made effective on August 24, 2009.

 During 2009, the Company closed its operations in India and dissolved its subsidiary there.  The investment in the subsidiary and related accounts including property and equipment were written off and the resulting nominal expense was charged to operations.  The operations in India were minimal and it supported some our activities with back office functions and did not have any external customers.

On April 27, 2010, we entered into a Memorandum of Understanding with Fortify and amended the Fixed Payment and Performance Payment previously agreed by them. Pursuant thereto, Fortify agreed to pay the amounts on accelerated basis unconditionally, the Company agreed to accept $850,000 in aggregate as the full settlement of Fixed Payment and Performance payments. This amount was received by the Company in May 2010 and $850,000 is classified as other receivables at December 31, 2009.

Recent Developments

On December 30, 2010, the principal shareholders of the Company entered into a Stock Purchase Agreement which provided for the sale of 61,320,658 shares of common stock of the Company (the “Purchased Shares”) to Scarborough Ltd., Beaufort Ventures PLC, Agua Alta Ltd., and Il Brolo Ltd., which represented 63.2% of the issued and outstanding share capital of the Company. There are no arrangements or understandings among members of both the former and new control persons and their associates with respect to the election of directors of the Company or other matters other than as set forth below.

Effective as of December 30, 2010, in connection with the disposition of the Purchased Shares, (i) Fahad Syed resigned from his position as chief executive officer of the Company, (ii) Charlotte G. Denenberg resigned from her position as a director, (iii) Joseph Perno resigned from his position as a director, and (iv) the Board of Directors of the Company elected Cristiano Germinario as President, Chief Executive Officer and a director of the Company. Stephen J. Cole-Hatchard was appointed as a director of the Company and Fahad Syed  resigned as a director of the Company, both effective as of January 21, 2011 after the delivery to the shareholders of the Company of Information Statement pursuant to Rule 14f-1. Mr. Vasan Thatham continued as the Chief Financial Officer of the Company.

After the divesture of UCA, the Company does not have any operations. In the past, our operations were that of a holding company that housed the finance and administrative functions and was responsible for financing transactions and regulatory compliance activities. We continued those operations after the divesture of UCA with our officers providing their services on a part-time basis. The Company has since abandoned its business operations and is now seeking an operating company with which to merge or to acquire.

We are now considered a blank check company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), we also qualify as a “shell company,” because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company’s current business plan is to attempt to identify and negotiate with a business target for the merger of that entity with and into NetFabric. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute or sell assets to the Company rather than to merge. No assurances can be given that the Company will be successful in identifying or negotiating with any target company. The Company seeks to provide a method for a foreign or domestic private company to become a reporting or public company whose securities are qualified for trading in the United States secondary markets.

A business combination with a target company normally will involve the transfer to the target company of the majority of the issued and outstanding common stock of the Company, and the substitution by the target company of its own management and board of directors. No assurances can be given that the Company will be able to enter into a business combination, or, if the Company does enter into such a business combination, no assurances can be given as to the terms of a business combination, or as to the nature of the target company.

Competition

The Company is an insignificant participant among firms which engage in business combinations with, or financing of, development stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personnel resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at a significant competitive disadvantage vis-a-vis the Company's competitors.

Regulation and Taxation

The Investment Company Act of 1940 defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. While the Company does not intend to engage in such activities, the Company could become subject to regulation under the Investment Company Act of 1940 in the event the Company obtains or continues to hold a minority interest in a number of development stage enterprises. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company."

The Company intends to structure a merger or acquisition in such manner as to minimize federal and state tax consequences to the Company and to any target company.

Employees

As of December 31, 2010, we did not have any full- time employees.  Our officers provide services on a part-time basis and in 2010 they provided their services on consulting basis through companies controlled by them.

Item 1A.                      Risk Factors

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 1B.                      Unresolved Staff Comments

None

ITEM 2.                       Property

We do not own or lease any real property. We currently maintain our corporate offices at 117 Randolph Avenue, Jersey City, New Jersey 07305, in a building owned by Cristiano Germinario, an officer of the Company. We do not pay rent for this space because the amount of the space we use at such office is de minimis. We believe that this space will be sufficient until we start generating revenues and need to hire employees.

 ITEM 3.                      Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

ITEM 4.                      Removed and Reserved

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

The Company’s common stock has been quoted on the Over-the Counter Bulletin Board ("OTCBB") under the trading symbol "NFBH" since March of 2001. On April 19, 2005, our name was changed from Houston Operating Company to NetFabric Holdings, Inc. and our stock symbol was changed from "HOOC" to "NFBH". Our common stock has been quoted on the Pink Sheets under the ticker symbol “NFBH” since May 7, 2008.

The table below sets forth the range of quarterly high and low closing sales prices  for our common stock for the 2010 and 2009. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

	High	Low

YEAR ENDED DECEMBER 31, 2010
First Quarter	$0.008	$0.001
Second Quarter	$0.002	$0.001
Third Quarter	$0.002	$0.001
Fourth Quarter	$0.015	$0.007

YEAR ENDED DECEMBER 31, 2009
First Quarter	$0.001	$0.001
Second Quarter	$0.005	$0.001
Third Quarter	$0.001	$0.001
Fourth Quarter	$0.001	$0.001

Holders

As of February 11, 2011 the number of stockholders of record was approximately 464 (excluding beneficial owners and any shares held in street name or by nominees).

Dividends

We have not declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance its operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Securities authorized for issuance under equity compensation plans

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

The fair value of each stock option award is estimated using a Black-Scholes option pricing model based on certain assumptions. The assumption for expected term is based on evaluations of expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term at the grant date. The historical volatility of comparable companies' stock is used as the basis for the volatility assumption. The Company has never paid cash dividends, and does not currently intend to pay cash dividends, and thus assumed a 0% dividend yield. The Company did not grant any stock options during the years ended December 31, 2010 and 2009.

The following table sets forth information as of December 31, 2010 regarding compensation plans under which our equity securities are authorized for issuance.

			Number of Securities
			Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans(1)	550,000	$1.34	8,450,000
Equity compensation plans not approved by equity holders(2)	866,782	0.30	0
Total	1,416,782		8,450,000

(1) Pursuant to our 2005 Stock Option Plan.

(2) Outstanding warrants to acquire shares of common stock. The warrants to acquire 312,500 expire in June  2011, see Note 6 to Notes to Consolidated Financial Statements.

Purchases of equity securities by the issuer and affiliated purchasers

None

ITEM 6.   Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this Item 6.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Certain statements contained in this prospectus, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of NetFabric Holdings, Inc. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Plan of Operation - General

During the next 12 months, the Company intends to seek, investigate and, if such investigation warrants, acquire an interest in one or more  business  opportunities  presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly held corporation. At this time, the  Company  has no  plan,  proposal,  agreement,  understanding  or arrangement to acquire or merge with any specific  business or company,  and the Company has not  identified any specific  business or company for  investigation and  evaluation.  No member of Management or promoter of the Company has had any material discussions with any other company with respect to any acquisition of that company.

The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed plan of operation under this caption and throughout this Annual Report is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

The Company may have to obtain funds in one or more private placements to finance the operation of any acquired business. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition.  The Company's proposed business is sometimes referred to as a "blind pool" because any investors  will entrust their investment  monies to the Company's  management before they have a chance  to  analyze  any   ultimate  use  to  which  their  money  may  be  put. Consequently,  the  Company's  potential  success  is heavily  dependent  on the Company's  management,   which  will  have  virtually  unlimited  discretion  in searching for and entering into a business opportunity. None of the officers and directors of the Company has had any experience in the proposed business of the Company.  There can be no assurance that the Company will be able to raise any funds in private placements.  In any private placement, management may purchase shares on the same terms as offered in the private placement.

Management anticipates that it will only participate in one potential business venture. This lack of diversification should be considered a substantial risk in investing  in the  Company  because  it will not  permit  the  Company to offset potential  losses  from one  venture  against  gains  from  another.  The Company  may seek a business  opportunity  with a firm which only  recently commenced  operations,  or a developing  company in need of additional funds for expansion  into new products or markets,  or seeking to develop a new product or service,  or an  established  business  which may be  experiencing  financial or operating  difficulties  and is in the  need  for  additional  capital  which is perceived  to be  easier  to raise by a public  company.  In some instances, a business opportunity may involve the acquisition or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock.  The Company may purchase assets and establish wholly owned subsidiaries in various business or purchase existing businesses as subsidiaries.

The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky.  Because of general economic conditions,  rapid  technological  advances being made in some  industries,  and shortages  of available  capital,  management  believes  that there are numerous firms  seeking the benefits of a publicly  traded  corporation.  Such  perceived benefits of a publicly traded corporation may include  facilitating or improving the  terms  on  which  additional  equity  financing  may be  sought,  providing liquidity  for the  principals  of a  business,  creating a means for  providing incentive  stock  options  or  similar  benefits  to  key  employees,  providing liquidity (subject to restrictions of applicable statutes) for all shareholders, and other factors.  Potentially available   business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

As part of any transaction, the acquired company may require that management or other stockholders  of the Company sell all or a portion of their shares to the acquired  company,  or  to  the  principals  of  the  acquired  company.  It is anticipated that the sales price of such shares will be lower than the current market price or anticipated market price of the Company's Common Stock.  The Company's funds are not expected to be used for purposes of any stock purchase from insiders.  The Company shareholders will not be provided the opportunity to approve or consent to such sale.  The opportunity to sell all or a portion of their shares in connection with an acquisition may influence management's decision to enter into a specific transaction. However, management believes that since the  anticipated  sales  price will be less than  market  value,  that the potential of a stock  sale by  management  will be a  material  factor on their decision to enter a specific transaction.

The above description of potential sales of management stock is not based upon any corporate bylaw, shareholder or board resolution, or contract or agreement. No other payments of cash or property are expected to be received by Management in connection with any acquisition.

The Company has not formulated any policy regarding the use of consultants or outside advisors, but does not anticipate that it will use the services of such persons.

The Company may not have sufficient capital with which to provide the owners of business opportunities with any significant cash or other assets.  However, management believes the Company will offer owners of business opportunities the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering.  The owners of the business opportunities will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing post-effective amendments,  Forms 8-K, agreements and related reports and  documents  nevertheless,  the officers and directors of the Company have not conducted  market research and are not aware of statistical  data which would support the perceived benefits of a merger or acquisition  transaction for the owners of a business opportunity.

The Company does not intend to make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties.

Sources of Opportunities

The Company  anticipates that business  opportunities for possible  acquisition will be referred by various  sources,  including  its  officers  and  directors, professional advisers, securities broker-dealers,  venture capitalists,  members of the financial community, and others who may present unsolicited proposals.

The Company will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officers and directors as well as indirect associations between them and other business and professional people.  It is not presently anticipated that the Company will engage professional firms specializing in business acquisitions or reorganizations.

The officers  and  directors  of the Company are  currently  employed in other positions  and will  devote only a portion of their time (not more than three hour per week)  to the  business  affairs  of the  Company,  until  such  time as an acquisition  has been  determined  to be highly  favorable,  at which  time they expect to spend full time in  investigating  and closing any  acquisition  for a period of two weeks.  In addition, in the face of competing demands for their time, the officers and directors may grant priority to their full-time positions rather than to the Company.

Evaluation of Opportunities

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company. Management intends to concentrate on identifying   prospective   business opportunities which may be brought to its attention through present associations with management.  In analyzing  prospective business  opportunities,  management will consider such matters as the available technical,  financial and managerial resources;  working  capital  and  other  financial  requirements;   history  of operation,  if any; prospects for the future;  present and expected competition; the quality and experience of management services which may be available and the depth of that  management;  the potential for further  research,  development or exploration;  specific  risk factors not now  foreseeable  but which then may be anticipated to impact the proposed activities of the Company;  the potential for growth or expansion;  the potential for profit; the perceived public recognition or acceptance of products,  services or trades; name  identification;  and other relevant  factors.  Officers and directors of the Company will meet  personally with   management  and  key  personnel  of  the  firm  sponsoring  the  business opportunity as part of their investigation.  To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors.  The Company will not acquire or merge with any company for which audited financial statements cannot be obtained.

It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company's shareholders must, therefore, depend on the ability of management to identify and evaluate such risk. In the case of some of the opportunities available to the Company, it may be  anticipated  that the  promoters  thereof  have been unable to develop a going concern or that such business is in its  development  stage in that it has not generated  significant revenues from its principal business activities prior to the  Company's  anticipation.  There is a risk,  even  after  the  Company's participation  in the  activity  and the related  expenditure  of the  Company's funds,  that the  combined  enterprises  will  still be unable to become a going concern or advance beyond the development  stage.  Many of the opportunities may involve new and untested products, processes, or market strategies which may not succeed.  Such risks will be assumed by the Company and, therefore, its shareholders.

 The Company will not restrict its search for any specific kind of business, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is currently impossible to predict the status of any business in which the Company may become  engaged,  in that such  business may need  additional  capital,  may merely desire to have its shares  publicly  traded,  or may seek other perceived advantages which the Company may offer.

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business.  On the consummation of a transaction, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the  Company's  officers  and  directors  may,  as  part  of  the  terms  of the acquisition  transaction,  resign and be replaced by new officers and  directors without a vote of the Company's shareholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable Federal and state securities laws.  In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified time thereafter.  The issuance of substantial additional securities and their  potential  sale into any  trading  market  which may  develop  in the Company's  Common Stock may have a depressive  effect on such market.  While the actual terms of a transaction  to which the Company  may be a party  cannot be predicted,  it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the  acquisition  in  a so  called  "tax  free"  reorganization  under  Sections 368(a)(1) or 351 of the Internal  Revenue Code of 1986, as amended (the "Code"). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company,  including investors  in this  offering,  would  retain  less  than 20% of the  issued  and outstanding  shares of the surviving  entity,  which could result in significant dilution in the equity of such shareholders.

As part of the Company's investigation,  officers and directors of the Company will meet personally  with  management and key personnel,  may visit and inspect material  facilities,  obtain  independent  analysis or  verification of certain information provided,  check references of management and key personnel, and take other reasonable  investigative measures, to the extent of the Company's limited financial resources and management expertise.
The manner in which each Company participates in an opportunity will depend on the nature of the  opportunity,  the respective needs and desires of the Company and  other  parties,  the  management  of  the  opportunity,  and  the  relative negotiating strength of the Company and such other management.

With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company.  Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets.  Any merger  or  acquisition  effected  by the  Company  can be  expected  to  have a significant dilutive  effect on the  percentage of shares held by the Company's then shareholders. The Company may not have sufficient funds to undertake any significant development, marketing and manufacturing of any products which may be acquired.

Accordingly, following the acquisition of any such product, the Company may be required to either seek debt or equity financing or obtain funding from third parties,  in exchange for which the Company would probably be required  to give up a  substantial  portion  of its  interest  in any  acquired product.  There is no assurance that the Company will be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

It is anticipated that the investigation of specific business opportunities and the  negotiation,  drafting  and  execution of relevant  agreements,  disclosure documents and other  instruments  will require  substantial  management time and attention and  substantial  costs for  accountants,  attorneys and others.  If a decision is made not to participate in a specific business opportunity the costs therefore incurred in the related investigation would not be recoverable.

Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in a loss to the Company of the related costs incurred.

Management believes that the Company may be able to benefit from the use of "leverage" in the acquisition of a business   opportunity.   Leveraging a transaction involves the acquisition of a business through incurring significant indebtedness for a large percentage of the purchase price for that business.

Through a leveraged transaction, the Company would be required to use less of its available funds for acquiring the business opportunity and, therefore, could commit those funds to the operations of the business opportunity, to acquisition of other business opportunities or to other activities.  The borrowing involved in a leveraged transaction would ordinarily be secured by the assets of the business opportunity to be acquired. If the business opportunity acquired is not able to generate  sufficient  revenues to make  payments on the debt incurred by the Company to acquire that  business  opportunity,  the lender would be able to exercise  the  remedies  provided  by  law  or  by  contract.  These leveraging techniques, while reducing the amount of funds that the Company must commit to acquiring a business opportunity, may correspondingly increase the risk of loss to the Company. No assurance can be given as to the terms or the availability of financing for any acquisition by the Company.  No assurance can be given as to the terms or the availability of financing for any acquisition by the Company. During  periods  when  interest  rates are  relatively  high,  the  benefits  of leveraging  are not as great as during  periods of lower  interest rates because the investment in the business  opportunity  held on a leveraged basis will only be profitable if it generates  sufficient revenues to cover the related debt and other costs of the  financing.  Lenders  from which the Company may obtain funds for  purposes  of a  leveraged  buy-out  may impose  restrictions  on the future borrowing,  distribution,  and  operating  policies  of the  Company.  It is not possible at this time to predict the restrictions, if any, which  lenders may impose or the impact thereof on the Company.

Results of Operations

Comparison of Years Ended December 31, 2010 and 2009:

Revenues
We did not generate any revenues from operations during the years ended December 31, 2010 and 2009.  We do not anticipate earning revenues in the foreseeable future.

Total Operating Expenses

Total operating expenses during the year ended December 31, 2010 were $352,290 for a net loss of $286,042 compared to expenses of $779,281 for a net income of $216,566 for the year ended December 31, 2009. The higher net loss was the direct result of the divestiture of UCA in the year ended December 31, 2009.

Selling, general and administrative expenses

Our selling, general and administrative expenses decreased for the year ended December 31, 2010 by $426,991, or 54.8%, to $352,290 from $779,281 for the year ended December 31, 2009. In 2010, our selling, general and administrative expenses levels decreased due to reduced level of operations and reduced professional fees after the divesture of UCA.

Amortization of debt discount

Amortization of debt discount for the year ended December 31, 2010 decreased from $91,862 to $0. The reduction was due to the maturity of Laurus debt and by the maturity all discount was amortized. The debt was repaid at the maturity in March 2009 from the Fortify transaction, and there were no additional borrowings incurred thereafter.

Debt issuance costs

We did not incur any debt issuance costs in 2010. In 2009, we paid approximately $86,000 fees in connection with our short term borrowing during the year ended December 31, 2009, which was charged to operations. The decrease was due to the repayment of short term borrowings from the Fortify transaction.

Interest expense

We repaid the Laurus and other debt from the proceeds of the Fortify transaction in March 2009 and consequently we did not have any interest expense in 2010, compared to $36,270 incurred in 2009.

Discontinued Operations

On August 24, 2009, we transferred our ownership interest in UCA to Fortify. In accordance with FASB ASC 205-20-45-1 “Presentation of Financial Statements-Discontinued Operations-Other Presentation Matters” we have presented the results of UCA operations as discontinued operations in the accompanying consolidated statement of operations and statement of cash flows.

We recorded a gain of $770,608 from the disposal of UCA during the year ended December 31, 2009. This was based on the sale price of UCA and net assets of UCA transferred as more fully detailed in Note 3 to Consolidated Financial Statements.

In 2009, our income from discontinued operations was $346,001. Our discontinued operations in 2009 were until August 24, 2009, date on which ownership in UCA was transferred to Fortify.

Net loss

As a result of the foregoing, for the year ended December 31, 2010, net loss increased by $502,608, or 232.1%, to a loss of $286,042, compared to a net income of $216,566 in the year ended December 31, 2009. For the current fiscal year, the Company anticipates incurring a loss as a result of legal and accounting expenses, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal year ended December 31, 2010 and 2009, we had cash in the amounts of $251,256 and $55,509, respectively and have experienced net loss since inception.

On December 31, 2010, our working capital was $166,984, compared to a working capital of $453,026 on December 31, 2009. The decrease was due to the operating losses incurred in 2010. During the year ended December 31, 2010, our operating activities from continuing operations provided approximately $196,000 of cash, compared to approximately $1,282,000 used during the year ended December 31, 2009.

During the year ended December 31, 2010, our continuing operating losses, after adjusting for non-cash items, used approximately $286,000 of cash, and working capital items provided approximately $482,000 of cash. The principal component of these working capital changes was a decrease in our other receivable and accounts payable. The decrease in other receivable was due to the receipt of Fixed Payment and Performance from Fortify in 2010. During the year ended December 31, 2009, our continuing operating losses, after adjusting for non-cash items, utilized approximately $572,000 of cash, and working capital items used approximately $710,000 of cash.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities as of the date of the financial statements and during the applicable periods. We base these estimates on historical experience and on other factors that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and could have a material impact on our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations or liquidity.

Need For Additional Financing

The Company believes that its existing capital will be sufficient to meet the Company’s cash needs required for the costs of compliance with the reporting requirements of the Securities Exchange Act of 1934, as amended, and for the costs of accomplishing its goal of completing a business combination, for an indefinite period of time. Accordingly, in the event the Company is able to complete a business combination during this period, it anticipates that its existing capital will be sufficient to allow it to accomplish the goal of completing a business combination. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially. In addition, as current management is under no obligation to continue to extend credit to the Company and/or invest in the Company, there is no assurance that such credit or investment will continue or that it will continue to be sufficient for future periods.

ITEM 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and shareholders of
NetFabric Holdings, Inc.

We have audited the accompanying consolidated balance sheets of NetFabric Holdings, Inc. and Subsidiaries (hereafter referred to as “Holdings” or “the Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 3, Holdings sold a subsidiary, and as a result does not have any operations. Management’s plans going forward are discussed in Note 1.

ARIK ESHEL, CPA & ASSOCIATES., PC
New York, New York
March 3, 2011

NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2010	DECEMBER 31, 2009
ASSETS

CURRENT ASSETS:
Cash	$251,256	$55,509
Other receivable	-	850,000

Total current assets	251,256	905,509

TOTAL ASSETS	$251,256	$905,509

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$84,272	$452,483

Total current liabilities	84,272	452,483

Total liabilities	84,272	452,483

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY :
Common Stock, $.001 par value, authorized shares 200,000,000, 97,053,044 shares issued and outstanding	97,053	97,053
Additional paid-in capital	38,243,128	38,243,128
Accumulated deficit	(38,173,197)	(37,887,155)

Total stockholders' equity	166,984	453,026

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$251,256	$905,509

See accompanying notes to consolidated financial statements.

NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
	`
	Year	Year
	Ended	Ended
	December 31, 2010	December 31, 2009

REVENUES	$-	$-

OPERATING EXPENSES:
Selling, general and administrative expenses (includes
share based compensation of $0 and $132,966)	352,290	779,281
Total operating expenses	352,290	779,281

Loss from operations	(352,290)	(779,281)

OTHER INCOME / (EXPENSE):

Amortization of debt discounts	-	(91,862)
Amortization of debt issuance costs	-	(85,630)
Other income	81,248	213,000
Interest and bank charges	-	(36,270)

Total other income/ (expense)	81,248	(762)

Loss before provision for income taxes	(271,042)	(780,043)

Provision for income taxes	15,000	120,000

LOSS FROM CONTINUING OPERATIONS	(286,042)	(900,043)

DISCONTINUED OPERATIONS:
Gain from disposal of discontinued operations	-	770,608
Income from discontinued operations	-	346,001

	-	1,116,609

NET INCOME (LOSS)	$(286,042)	$216,566

Net loss from continuing operations per common share, basic and diluted	$(0.00)	$(0.01)

Net income from discontinued operations per common share, basic and diluted	-	$0.01

Net income (loss) per common share, basic and diluted	$(0.00)	$0.00

Weighted average number of shares outstanding, basic and diluted	97,053,044	97,053,044

See accompanying notes to consolidated financial statements.

NETFABRIC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	COMMON STOCK
			ADDITIONAL	ACCUMULATED	TOTAL
	SHARES	PAR VALUE	PAID-IN CAPITAL	DEFICIT	STOCKHOLDERS' EQUITY
Balances at December 31, 2008	97,053,044	$97,053	$38,110,162	$(38,103,721)	$103,494

Employee share-based compensation			132,966		132,966
Net income				216,566	216,566
Balances at December 31, 2009	97,053,044	$97,053	$38,243,128	$(37,887,155)	$453,026

Net loss				$(286,042)	(286,042)

Balances at December 31, 2010	97,053,044	$97,053	$38,243,128	$(38,173,197)	$166,984

See accompanying notes to consolidated financial statements.

NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year	Year
	Ended	Ended
OPERATING ACTIVITIES	December 31, 2010	December 31, 2009

Net income (loss)	$(286,042)	$216,566
Income from discontinued operations	-	(1,116,609)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share based compensation	-	132,966
Amortization of debt discounts	-	91,862
Amortization of debt issuance costs	-	85,630
Loss on disposal of property and equipment	-	17,346
Changes in operating assets and liabilities:
Trade accounts receivable	-	18,584
Other receivables	850,000	-
Accounts payable and accrued liabilities	(368,211)	(530,019)
Accrued compensation	-	(198,000)

Net cash provided by (used in) continuing operations	195,747	(1,281,674)
Net cash provided by discontinued operations	-	292,002
Net cash provided by (used in) operating activities	195,747	(989,672)

INVESTING ACTIVITIES
Net cash used by discontinued operations	-	-
Net cash used in investing activities	-	-

FINANCING ACTIVITIES
Proceeds from issuance of Secured Convertible Promissory Note	-	5,000,000
Repayment of short term borrowings	-	(950,000)
Repayment of convertible debenture	-	(1,500,000)
Repayment of revolving note, net	-	(1,419,263)
Debt issuance costs	-	(85,630)
Net cash provided by financing activities	-	1,045,107

Net increase in cash	195,747	55,435
Cash at beginning of period	55,509	74

Cash at end of period	$251,256	$55,509

Supplemental cash flow information:
Cash paid for interest
Continuing operations	$-	$57,000
Discontinued operations	$-	$13,000

Income taxes paid	$131,000	$-

Supplemental non-cash financing information
Conversion of Secured Convertible Promissory Note to shares of UCA services, Inc.		$5,000,000

See accompanying notes to consolidated financial statements.

NetFabric Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1. NATURE OF BUSINESS AND MANAGEMENT'S PLANS

NetFabric Holdings, Inc. ("Holdings" or the "Company") was incorporated under the laws of the State of Delaware on August 31, 1989.  As of December 31, 2010, the Company has one wholly-owned subsidiary, NetFabric Corporation (“NetFabric”) which is not active. At December 31, 2008, the Company had another active subsidiary UCA Services, Inc (“UCA”), which was sold in 2009.

On May 20, 2005 Holdings acquired UCA, a New Jersey company, an information technology ("IT") services company that serves the information and communications needs of a wide range of Fortune 500 and small to mid-size business clients in the financial markets industry as well as the pharmaceutical, health care and hospitality sectors. UCA delivers a broad range of IT services in the practice areas of infrastructure builds and maintenance, managed services and professional services.

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

The operations of UCA are reflected in the financial statements as discontinued operations (Note 3).

Management's plans

As discussed above, the Company sold UCA to Fortify for $5,850,000.  Out of proceeds from the transaction, the Company repaid all of its debt. After the sale, the Company does not have any operations. However, the Company is debt free. The Company intends to explore strategic alternatives including merger with another entity. Currently, the Company does not have any agreement or understanding with any entity and there is no assurance that such a transaction will ever be consummated. The Company believes that it will be able to meet its cash requirements throughout fiscal 2011 and continue its business development efforts.

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

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUATION):

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company reduces credit risk by placing its cash and cash equivalents with major financial institutions with high credit ratings. Cash and cash equivalents exceeding federally insured limits totaled $16,183 at December 31, 2010.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and accrued liabilities. The carrying amount of these financial instruments approximate their fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Share-Based Compensation Expense

The Company accounts for stock-based compensation under the provisions of ASC 718-10 “Stock Compensation” and ASC 505-50 “Equity Based Payments to Non-Employees.” This statement requires the Company to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period in which the services are provided, which is usually the vesting period.

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

|

NetFabric Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
 NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUATION):

Earnings (loss) per share is based on the weighted average number of common shares outstanding during
	2010	2009
Net income (loss) per share basic and diluted:
Net income (loss)	$(286,042)	$216,566
Weighted average shares	97,053,044	97,053,044
Net income (loss) per share	$-	$-

Diluted loss per share for the years ended December 31, 2010 and 2009 exclude potentially issuable common shares of approximately 1,416,782 and 7,281,867, respectively, primarily related to the Company's outstanding stock options, warrants and convertible debt, because the assumed issuance of such potential common shares is antidilutive.

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

NOTE 3. DISCONTINUED OPERATIONS (CONTINUATION):

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

In accordance with FASB ASC 205-20-45-1 “Presentation of Financial Statements-Discontinued Operations-Other Presentation Matters” the Company has presented the results of UCA operations as discontinued operations in the accompanying 2009 consolidated statement of operations and statement of cash flows.

The following table presents information regarding the calculation of gain from the sale of UCA:

Sale price from cancellation of Secured Convertible Promissory by Fortify	$5,000,000
Sale price from Fixed Payment and Variable Payment received by the Company in May 2010	850,000
Total Sale Price	5,850,000

UCA Assets	8,068,390
UCA Liabilities	(2,988,998)
Total basis	5,079,392

Gain on Sale	$770,608

NOTE 3. DISCONTINUED OPERATIONS (CONTINUATION):

Revenues	$11,482,220
Direct employee compensation and consultant expenses	8,709,186
Selling, general and administrative expenses	2,253,452
Amortization	160,323
Interest expenses	13,258
Income from discontinued operations	$346,001

Revenues and expenses of discontinued operations for the year ended December 31, 2009 were as follows:
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

NOTE 4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following at December 31:

	2010	2009

Accounts payable and other accrued expenses	$72,272	$147,483
Accrued professional fees	12,000	135,000
Accrued interest and fees payable	-	50,000
Accrued taxes	-	120,000
	$84,272	$452,483

NOTE 5. DEBT FINANCINGS

During the year ended December 31,2009, the Company repaid $3,869,000 of debt financings consisting of $2,929,000 of Laurus notes and $950,000 of short term borrowings from part of the proceeds of a $5,000,000 Secured Convertible Promissory Note sold to Fortify (see Note 3). For the year ended December 31, 2009, $91,862  of debt discount was accreted and recorded as amortization of debt discounts, and the Company paid financing costs of $85,630 to third parties and lenders with respect to short term borrowings, which was charged to operations as amortization of debt issuance costs.

NOTE 6. STOCKHOLDERS' EQUITY

Warrants

Outstanding warrant securities consist of the following at December 31, 2010:

		Exercise Price	Expiration Expiration
Laurus Warrants – Note 1	554,282	$0.001	None
Others – Note 2	312,500	$0.82	June 2011
	866,782

1.
Warrants for 4,256,550 shares of common stock were issued to Laurus in 2006 in connection with the convertible and revolving notes described in Note 5.  In July and August 2007, 3,702,268 of the warrants were exercised.

2.	Warrants for 312,500 shares of common stock, with an exercise price of $.82 per share, were issued in 2006 to consultants for investment banking services.

NOTE 7. STOCK-BASED COMPENSATION

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

NOTE 7. STOCK-BASED COMPENSATION (CONTINUATION):

The following is a summary of the Company's stock option activity for the years ended December 31, 2010 and 2009:
	Options	Weighted Average Exercise Price	Weighted Average Fair Value

Outstanding, December 31, 2008	$6,050,085	$0.41	$0.28

Options granted	—	—	—
Options exercised	—	—	—
Options cancelled	(525,000)	0.35	0.18

Outstanding, December 31, 2009	5,525,085	0.42	0.29

Options granted	—	—	—
Options exercised	—	—	—
Options cancelled	(4,975,085)	0.32	0.21

Outstanding, December 31, 2009	$550,000	$1.34	$1
Exercisable, December 31,2010	$550,000	$1.34	$1
Exercisable, December 31,2009	$5,525,085	$0.42	$0.29

Subsequent to the sale of UCA, the Company has no operations and it has no employees except for its officers. Pursuant to the Plan’s provisions requiring option holders to be in continued employment with the Company, the Company cancelled the options of the option holders who are not in the employment of the Company.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2010:
	Outstanding				Exercisable
	Average	Weighted	Remaining	Average	Weighted	Remaining
Range of	number of	exercise	contractual	number of	exercise	contractual
exercise price	options	price	life	options	price	life

$0.51 and above	550,000	$1.34	4.6	550,000	$1.34	4.6

	550,000	$1.34	4.6	550,000	$1.34	4.6

As of December 31, 2010 options outstanding and vested did not have any intrinsic value.

 NOTE 8. OTHER INCOME

During the years ended December 31, 2010 and 2009,  the Company entered into legal settlements with certain vendors applicable to old accounts payable, and evaluated estimates of certain accruals, made in prior years. Based on the settlements and evaluation, the Company wrote off approximately $81,000 in 2010 and $213,000 in 2009 of old accounts payable and accruals, which was recorded as other income.

NOTE 9. INCOME TAXES

The Company has not been audited by the Internal Revenue Service (“IRS”) or any states in connection with income taxes.  The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The periods from 2006-2009 remain open to examination by the IRS and state jurisdictions.  The Company believes it is not subject to any tax risk beyond the preceding discussion.  The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  The Company does not have any accrued interest or a penalty associated with any recognized tax benefits, nor was any significant interest expense recognized during the years ended December 31, 2010 and 2009.

The provision for federal and state income taxes for the years ended December 31 is as follows:

	2010	2009
Current	$15,000	120,000
Deferred	-	-

Total Provision for Income Taxes	$15,000	120,000

A reconciliation of the U.S. Federal statutory income tax rate to the Company's effective tax was as follows:

	2010	2009
U.S. Federal statutory income tax rate (benefit)	(34)%	34%
Permanent differences		562.5
Effect of valuation allowance	40.7	(537.0)
Rate adjustment for alternate minimum tax	(1.50)	-23.8
Effective tax rate	5.2%	35.7%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

NOTE 9. INCOME TAXES (CONTINUATION):

	December 31,	December
	2010	31, 2009
Deferred tax assets:
Net operating loss carry forwards	$772,000	$868,000
Other Reserves and allowances		27,000
Total deferred tax asset before valuation allowance	-	895,000
Valuation allowance	(772,000)	(895,000)

Net deferred tax asset	$-	$-

Significant components of the Company’s deferred tax assets are as follows:

The Company had net operating loss carryforwards of approximately $2,272,000 at December 31, 2010, which expire through 2029. The tax benefit of these losses has been completely offset by a valuation allowance due to the uncertainty of its realization. Internal Revenue Code Section 382 provides for limitations on the use of net operating loss carryforwards in years subsequent to a more than 50% change in ownership (as defined by Section 382), which limitations can significantly impact the Company's ability to utilize its net operating loss carryforwards. As a result of the sale of the shares in private offering and issuance of shares for acquisition and other transactions, changes in ownership may have occurred which might result in limitations on the utilization of the net operating loss carryforwards. The extent of any limitations as a result of changes in ownership has not been determined by the Company.

ITEM 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

As previously disclosed in the Current Report on Form 8-K filed with the SEC on July 13, 2010, on July 8, 2010, the Board of Directors of the Company appointed Arik Eshel, CPA & Assoc., PC (“Arik Eshel”) as the Independent Registered Public Accounting Firm of the Company.

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

The Company named Arik Eshel, CPA & Assoc., PC as its principal independent accountants. The decision to change accountants was approved by the Registrant’s Board of Directors.

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

Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, has concluded that our disclosure controls and procedures are effective at a reasonable assurance level based on his evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

All directors of our Company hold office until the next annual general meeting of the stockholders or until their successors are elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal. Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Age	Position	With the Company since
Cristiano Germinario	39	Chairman, President, Chief Executive Officer and Director	December 2010

Vasan Thatham	53	Chief Financial Officer	June 2005

Stephen J. Cole-Hatchard	53	Director	January 2011

Below are the biographies of each of our officers and directors as of February 11, 2011.

CRISTIANO GERMINARIO. Mr. Germinario has been the Chairman and Chief Executive Officer of the Company since December 2010. He has over 10 years of financial management experience. Mr. Germinario is currently serving as Vice President of Worldwide Stock Transfer, LLC, a New Jersey based registered transfer agent. He has also been serving as a Director of StarInvest Group, Inc. since November 20, 2006 and Secretary of StarInvest Group since August 2007. From April 2000 to May 2006, Cristiano D. Germinario worked as a financial analyst at IIG International Investment Company, a New York based fund specialized in Trade Financing.  Cristiano D. Germinario holds a Masters Degree in Political Science from the University of Bologna, Italy.

VASAN THATHAM. Vasan Thatham has been the Chief Financial Officer of the Company since June 2005. Prior to joining the Company, from February 1999 through June 2005, Mr. Thatham was Vice President and Chief Financial Officer of Provo International, Inc., a company engaged in providing Internet and telecommunications services. Prior to that, Mr. Thatham held various positions with Esquire Communications, Ltd., Strings Ltd., Ernst & Young in Kuwait and KMPG Peat Marwick in India. Mr. Thatham is a chartered accountant under the laws of India.

STEPHEN J. COLE-HATCHARD. Stephen J. Cole-Hatchard became a director of the Company in January 2011. Mr. Cole-Hatchard has been a detective with the Town of Clarkstown Police Department of New City, New York since 1984. He has also been a practicing attorney since 1989 and has been in private practice since May 2005 where he specializes in municipal law and commercial litigation, employment issues, and appeals matters.  Mr. Cole-Hatchard holds a Juris Doctor, cum laude from Pace University School of Law, White Plains, New York in 1989 and a Bachelor of Science in Criminal Justice from St. Thomas Aquinas College, Sparkill, New York in 1983.

Family Relationships

There are no family relationships among our directors or officers.  None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years.  We are not aware of any proceedings to which any of our officers or directors, or any associate of any such officer or director, is a party adverse to our company or has a material interest adverse to it.  There are no agreements with respect to the election of Directors. Other than described in Section 10 below, we have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors.

Code of Ethics

On March 3, 2005, we adopted a Code of Ethics (the "Code") that applies to the Company, our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The text of the Code will be provided, without charge, upon request sent to our Secretary at 117 Randolph Avenue, Jersey City, NJ 07305

Audit Committee

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

Compensation Committee

The Compensation Committee is a standing committee of the Board of Directors and is authorized to review and make recommendations to the Board of Directors on all matters regarding the remuneration of our executive officers, including the administration of our compensation plans. The Compensation Committee is intended to be comprised of at least three members. Currently, the Compensation Committee is comprised of only Mr. Stephen J. Cole-Hatchard.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires a company's directors, officers and stockholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, collectively referred to herein as the Reporting Persons, to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the company's equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). Based solely on our review of the copies of such reports and upon written representations of the Reporting Persons received by us, we believe that all Section 16(a) filing requirements applicable to such Reporting Persons have been met for 2010.

ITEM 11. EXECUTIVE COMPENSATION

 The following table sets forth information regarding all cash and non-cash compensation earned by or paid to all of the executive officers of the Company who served during the fiscal years ended December 31, 2010 and 2009, for services in all capacities to the Company:

Summary Compensation Table

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards(2)	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Fahad Syed	2010	88,000							88,000
Chief Executive Officer (1)	2009	371,000							371,000

Vasan Thatham	2010	143,180							143,180
Chief Financial Officer (1&2)	2009	156,939			40,062				197,001

(1) For 2010 includes amounts paid for consulting.

(2) Value of option awards is the dollar amount recognized for financial statements reporting purposes with respect to fiscal year 2009.See Note7 to Consolidated Financial Statements.

 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards					Stock Awards
Equity
								Equity	Incentive
								Incentive	Plan
								Plan	Awards:
								Awards:	Market or
			Equity					Number of	Payout
			Incentive					Unearned	Value of
	Number of		Plan Awards:				Market	Shares,	Unearned
	Securities	Number of	Number of			Number of	Value of	Units or	Shares,
	Underlying	Securities	Securities			Shares or	Shares or	Other	Units or
	Unexercised	Underlying	Underlying			Units of	Units of	Rights	Other
	Options	Unexercised	Unexercised	Option	Option	Stock That	Stock That	That Have	Rights That
	(#)	Options (#)	Unearned	Exercise	Expiration	Have Not	Have Not	Not Vested	Have Not
Name	Exercisable	Unexercisable	Options (#)	Plan ($)	Date	Vested (#)	Vested ($)	(#)	Vested ($)
Fahad Syed
(CEO)	—	—	—	—	—	—	—	—	—

Vasan Thatham
(CFO)	300,000	—	—	$1.40	06/22/2015	—	—	—	—

Compensation of Directors

The following table sets forth information with respect to director's compensation for the fiscal year ended December 31, 2010.

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

  ITEM 12.   Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters

The following table lists, as of February 11, 2011, the number of shares of Common Stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company, and (iii) all officers and directors as a group.  Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 97,053,044 shares of Common Stock issued and outstanding.

Officers, Directors, 5% Shareholder	No. of Shares	Beneficial Ownership

Scarborough Ltd. c/o Euroba Management Limited P.O. Box HM 370 Hamilton, Bermuda HM BX	29,386,258 (5)	30.3%

Beaufort Ventures PLC c/o Beaufort International Associates Limited 49 Whitehall London SW1A 2BX United Kingdom	26,476,924 (6)	27.30%

Laurus Master Fund, Ltd.(4) c/o Laurus Capital Management, LLC 335 Madison Avenue New York, NY 10017	5,221,393 (3)	5.3%

Vasan Thatham 117 Randolph Avenue Jersey City, NJ 07305	300,000 (2)	(1)

Cristiano Germinario 117 Randolph Avenue Jersey City, NJ 07305	0	(1)

Stephen J. Cole-Hatchard 117 Randolph Avenue Jersey City, NJ 07305	0	(1)

All directors and executive officers as a group (3 persons)	300,000 (2)	(1)

 (1)           Less than 1%.

(2)           Includes 300,000 shares issuable upon exercise of options.

(3)           Includes 554,282 shares issuable upon exercise of warrants.

(4)           Laurus Capital Management, LLC manages Laurus Master Fund Ltd. Eugene Grin and David Grin, through other entities, are the controlling principals of Laurus Capital Management, LLC and share sole voting and investment power over the securities owned by Laurus Master Fund Ltd.

(5)	Clive Dakin makes the investment decisions on behalf of Scarborough Ltd.

(6)	Tanvier Malik makes the investment decisions on behalf of Beaufort Ventures PLC

ITEM 14.                      Principal Accountant Fees and Services

On July 8, 2010, our Board of Directors appointed Arik Eshel, CPA & Assoc., PC (“Arik Eshel”) as the Independent Registered Public Accounting Firm of the Company and Arik Eshel audited our annual financial statements for the years ended December 31, 2010 and 2009.

Audit Fees

The aggregate fees billed or to be billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2010 and 2009 were $21,000 and $37,000, respectively.

Audit Related Fees

There were no fees billed or to be billed for audit related services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2010 and 2009.

 Tax Fees

There were no fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2010 and 2009.

All Other Fees

There were no other fees billed for services by our independent registered public accounting firm for either audit related or non audit services for the fiscal years ended December 31, 2010 and 2009.

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

ITEM 15.                      EXHIBITS

No.	Documents

2.1	Share Exchange Agreement between the Company, NetFabric, NetFabric's shareholders and Littlehampton LLC, dated December 9, 2004. (Filed as an Exhibit to the Company's 8-K filed on December 15, 2004)

2.2	Share Exchange Agreement between the Company, UCA Services, Inc. and all of the Shareholders of UCA Services, Inc. dated 20, 2005. (Filed as an Exhibit to the Company's Form 8-K on May 26, 2005)

3.1	Articles of Incorporation (Filed with Schedule 14C Information on October 24, 2006)

3.2	By-Laws. (Filed as an Exhibit on the Company's 10KSB filed on April 15, 2006)

10.1
Letter Agreement between Houston Operating Company, NetFabric Corporation, Macrocom Investors, LLC and Littlehampton Investments, LLC, dated March 25, 2005. (Filed as an Exhibit to the Company's 10K/A filed on December 19, 2005)

10.2	Financing Agreement between NetFabric and Macrocom, dated July 22, 2004. (Filed as an Exhibit to the Company's 8-K filed on December 15, 2004)

10.3	Loan Agreement between NetFabric and Macrocom, dated October 14, 2004. (Filed as an Exhibit to the Company's 8-K filed on December 15, 2004)

10.4	Amendment to Financing and Loan Agreement between NetFabric and Macrocom, dated December 2, 2004. (Filed as an Exhibit to the Company's 8-K filed on December 15, 2004)

10.5	Distribution Agreement between NetFabric and Williams, dated November 29, 2004(Filed as an Exhibit to the Company's 8-K filed on December 15, 2004)

10.6	Lease Agreement between NetFabric and Silvermine, dated January 1, 2004. (Filed as an Exhibit to the Company's 8-K filed on December 15, 2004)

10.7	2005 Stock Option Plan. (Filed with Schedule 14C Information on March 21, 2005)

10.8	Agreement with Macrocom Investors, LLC for Convertible Debentures dated July 19, 2005. (Filed as an Exhibit on the Company's 8-K filed on July 25, 2006)

10.9	Warrant, dated as October 27, 2005, issued by the Company to Cornell Capital Partners, LP. (Filed as an Exhibit on the Company's SB-2 on November 2, 2005)

10.10	Securities Purchase Agreement, dated as of October 27, 2005, by and between the Company and Cornell Capital Partners, LP. (Filed as an Exhibit on the Company's SB-2 on November 2, 2005)

10.11	Investor Registration Rights Agreement, dated as of October 27, 2005, by and between the Company and Cornell Capital Partners, LP. (Filed as an Exhibit on the Company's SB-2 on November 2, 2005)

10.12
Escrow Agreement, dated as of October 27, 2005, by and among the Company, Cornell Capital Partners, LP and David Gonzalez, Esq., as escrow agent pursuant to the Securities Purchase Agreement. (Filed as an Exhibit on the Company's SB-2 on November 2, 2005)

10.13	Amended and Restated Security Agreement, dated as of October 27, 2005, by and between the Company and Cornell Capital Partners, LP. (Filed as an Exhibit on the Company's SB-2 on November 2, 2005)

10.14	Amended and Restated Security Agreement, dated as of October 27, 2005, by and between the Company and Cornell Capital Partners, LP. (Filed as an Exhibit on the Company's SB-2 on November 2, 2005)

10.15
Amended and Restated Security Agreement, dated as of October 27, 2005, by and between UCA Services, Inc. and Cornell Capital Partners, LP. (Filed as an Exhibit on the Company's SB-2 on November 2, 2005)

10.16
Officer Pledge and Escrow Agreement, dated as of October 27, 2005, by and among the Company, Cornell Capital Partners, LP and David Gonzalez, Esq., as escrow agent. (Filed as an Exhibit on the Company's SB-2 on November 2, 2005)

10.17	Form of Secured Convertible Debenture issued to Cornell Capital Partners, LP dated October 27, 2005. (Filed as an Exhibit on the Company's SB-2 on November 2, 2005)

10.18	Employment Agreement with Fahad Syed. (Filed as an Exhibit on the Company's 10KSB filed on April 15, 2006)

10.19
Amendment of The Share Exchange Agreement dated February 13, 2006 by and among NetFabric, Holdings, Inc. UCA Services, Inc. and UCA Shareholders. (Filed as an Exhibit to the Company's Form 8_8K filed on February 15, 2006)

10.20	Security Agreement, dated February 10, 2006, by and between the Company and Laurus Master Fund, Ltd. (Filed as an Exhibit to the Company's Form 8-K filed on February 15, 2006)

10.21	Secured Convertible Note, dated February 10, 2006, by and between the Company and Laurus Master Fund, Ltd. (Filed as an Exhibit to the Company's Form 8-K filed on February 15, 2006)

10.22	Secured Non-Convertible Note, dated February 10, 2006, by and between the Company and Laurus Master Fund, Ltd. (Filed as an Exhibit to the Company's Form 8-K filed on February 15, 2006)

10.22	Option, dated February 10, 2006, by the Company. (Filed as an Exhibit to the Company's Form 8-K filed on February 15, 2006)

10.23	Registration Rights Agreement, dated February 10, 2006, by and between the Company and Laurus Master Fund, Ltd. (Filed as an Exhibit to the Company's Form 8-K filed on February 15, 2006)

10.24	Subsidiary Guaranty, dated February 10, 2006 from NetFabric Corporation and UCA Services, Inc. (Filed as an Exhibit to the Company's Form 8-K filed on February 15, 2006)

10.25	Letter agreement, dated February 10, 2006 between the Company and Laurus Master Fund. (Filed as an Exhibit to the Company's Form 8-K filed on February 15, 2006)

10.27	Form of Convertible Debenture dated April 19, 2006 issued by the Company. (Filed as an Exhibit to the Company's Form 8-K filed on April 19, 2006)

10.28	Form of Warrant, dated April 19, 2006 issued by the Company. (Filed as an Exhibit to the Company's Form 8-K filed on April 19, 2006)

10.29
Convertible Note Purchase Agreement, dated March 12, 2009, by and among NetFabric Technologies, Inc., d/b/a UCA Services, Netfabric Holdings Inc. and Fortify Infrastructure Services, Inc. (Filed an Exhibit on the Company’s 8-K dated March 13, 2009)

10.30
Secured Convertible Promissory. Secured Convertible Promissory Note, dated March 12, 2009, by and among NetFabric Technologies, Inc., d/b/a UCA Services, Netfabric Holdings Inc. and Fortify Infrastructure Services, Inc. (Filed an Exhibit on the Company’s 8-K dated March 13, 2009)

10.31
Credit Agreement, dated March 12, 2009, by and among NetFabric Technologies, Inc., d/b/a UCA Services, Netfabric Holdings Inc. and Fortify Infrastructure Services, Inc. (Filed an Exhibit on the Company’s 8-K dated March 13, 2009)

10.32
Security Agreement, dated March 12, 2009, by and among NetFabric Technologies, Inc., d/b/a UCA Services, Netfabric Holdings Inc. and Fortify Infrastructure Services, Inc. (Filed an Exhibit on the Company’s 8-K dated March 13, 2009)

10.33	Stock Pledge Agreement, dated March 12, 2009, by between NetFabric Holdings Inc. and Fortify Infrastructure Services, Inc. (Filed an Exhibit on the Company’s 8-K dated March 13, 2009)

10.34
Option and Purchase Agreement, dated March 12, 2009, by and among NetFabric Technologies, Inc., NetFabric Holdings Inc. and Fortify Infrastructure Services, Inc. (Filed an Exhibit on the Company’s 8-K dated March 13, 2009)

31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)*

31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)*

32.1	Section 1350 Certification (CEO)*

32.2	Section 1350 Certification (CFO)*

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 3, 2011	/s/ Cristiano Germinario
Cristiano Germinaro, Chairman, President,
Chief Executive Officer and Director
(principal executive officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 3, 2011	/s/ Cristiano Germinario
Cristiano Germinaro , Chairman,
President, Chief Executive Officer, Director
(principal executive officer)

Date: March 3 , 2011	/s/ Vasan Thatham
Vasan Thatham, Chief Financial
Officer (principal accounting officer)

Date: March 3, 2011	/s/ Stephen J. Cole-Hatchard
Stephen J. Cole-Hatchard, Director