Form 10-Q
period 2011-03-31
NETFABRIC HOLDINGS, INC
filed 2011-05-10
CIK 1083220

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2011

COMMISSION FILE NUMBER: 0-21419

NETFABRIC HOLDINGS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	76-0307819
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S Employer Identification No.)

(Address of Principal Executive Offices)
117 Randolph Avenue,
Jersey City, New Jersey 07305,

(201)-706-2998
(Issuer's Telephone Number, Including Area Code)
(Former address, if changed since last report)
299 Cherry Hill Road,
Parsippany, New Jersey 07054

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐ No ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non- accelerated filer ☐	Small reporting company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 2, 2011, 97,053,044 shares of common stock, $.001 par value per share, of the issuer were outstanding.
Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

NETFABRIC HOLDINGS, INC.

NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2011	DECEMBER 31, 2010
ASSETS	(UNAUDITED)

CURRENT ASSETS:
Cash	$150,196	$251,256
Other receivable	75,000	-

Total current assets	225,196	251,256

TOTAL ASSETS	$225,196	$251,256

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$72,174	$84,272

Total current liabilities	72,174	84,272

Total liabilities	72,174	84,272

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY :
Common Stock, $.001 par value, authorized shares 200,000,000, 97,053,044 shares issued and outstanding	97,053	97,053
Additional paid-in capital	38,243,128	38,243,128
Accumulated deficit	(38,187,159)	(38,173,197)

Total stockholders' equity	153,022	166,984

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$225,196	$251,256

See accompanying notes to interim condensed consolidated financial statements.

NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010

REVENUES	$-	$-

OPERATING EXPENSES:
General and administrative expenses	13,962	33,113

Loss before provision for income taxes	13,962	33,113

Provision for income taxes	-	-

NET LOSS	$13,962	$33,113

Net loss per common share, basic and diluted	$0.00	$0.00

Weighted average number of shares outstanding, basic and diluted	97,053,044	97,053,044

See accompanying notes to interim condensed consolidated financial statements.

NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
	Three Months	Three Months
	Ended	Ended
OPERATING ACTIVITIES	March 31, 2011	March 31, 2010

Net loss	$(13,962)	$(33,113)
Changes in operating assets and liabilities:
Other receivable	(75,000)	-
Accounts payable and accrued liabilities	(12,098)	(11,252)
Net cash used in operating activities	(101,060)	(44,365)

INVESTING ACTIVITIES
Net cash (used in) provided by investing activities	-	-

FINANCING ACTIVITIES
Net cash (used in) provided by financing activities	-	-

Net decrease in cash	(101,060)	(44,365)

Cash at beginning of period	251,256	55,509

Cash at end of period	$150,196	$11,144

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

NOTE 2.  BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), except for the condensed consolidated balance sheet as of December 31, 2010, which was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to such rules and regulations. However the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations.

The operating results for the three months ended March 31, 2011 and, 2010 are not necessarily indicative of the results to be expected for any other interim period or any future year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2010 consolidated financial statements, including the notes thereto, which are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on March 3, 2011.

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

Diluted loss per share for the three months ended March 31, 2011 and 2010 exclude potentially issuable common shares of approximately 1,166,782 and 7,156,867, respectively, primarily related to the Company's outstanding stock options and warrants, because the assumed issuance of such potential common shares is antidilutive.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 4.  STOCKHOLDERS' EQUITY

Warrants
Outstanding warrant securities consist of the following at March 31, 2011:

		Exercise
		Price	Expiration
Laurus Warrants	554,282	$0.001	None
Investment advisor’s services	312,500	$0.82	June 2011
	886,782

 NOTE 5. OTHER RECEIVABLE

In March 2011, the Company commenced negotiations for a transaction with a third party and placed $75,000 as a deposit in an escrow account. The negotiations were terminated in April 2011 and the deposit was returned to the Company.  In the accompanying balance sheets at March 31, 2011, this deposit is disclosed as other receivable.

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

The officers  and  directors  of the Company are  currently  employed in other positions  and will  devote only a portion of their time (not more than three hours per week)  to the  business  affairs  of the  Company,  until  such  time as an acquisition  has been  determined  to be highly  favorable,  at which  time they expect to spend full time in  investigating  and closing any  acquisition  for a period of two weeks.  In addition, in the face of competing demands for their time, the officers and directors may grant priority to their full-time positions rather than to the Company.

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

Results of Operations

Comparison of Three Months Ended March 31, 2011 and 2010:

Revenues
We did not generate any revenues from operations during the three months ended March 31, 2011 and 2010.  We do not anticipate earning revenues in the foreseeable future.

General and administrative expenses

Our general and administrative expenses for the three months ended March 31, 2011 decreased by $19,151, or 57.8%, to $13,962.  Our general and administrative expense levels decreased due to reduced level of operations after the divesture of UCA in August of 2009.  These expenses principally consisted of audit, professional and consulting expenses.

Net loss

As a result of the foregoing, for the three months ended March 31, 2011, net loss decreased by $19,151, or 57.8%, to a net loss of $13,962, compared to a net loss of $33,113 during the three months ended March 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2011, our working capital was $153,022, compared to a working capital of $166, 984 on December 31, 2010. The decrease was due to the net loss incurred during the three months ended March 31, 2011. During the three months ended March 31, 2011, our operating activities used approximately $101,000 of cash, compared to approximately $44,000 used during the three months ended March 31, 2010.

After the divesture of UCA, we do not have any operations and are debt free. We will explore strategic alternatives including a merger with another entity; however, there is no assurance that such transaction will ever be consummated. Currently, we do not have any agreement or understanding with any person or entity for a merger or other business combination.

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

Need For Additional Financing

The Company believes that its existing capital will be sufficient to meet the Company’s cash needs required for the costs of compliance with the reporting requirements of the Securities Exchange Act of 1934, as amended, and for the costs of accomplishing its goal of completing a business combination, for the remainder of 2011.  Once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially.  As current management is under no obligation to extend credit to the Company and/or continue to invest in the Company, there is no assurance that such credit or investment will be sufficient for future periods.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Not applicable for smaller reporting companies.

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

Date: May 10 , 2011	By:	/s/ Cristiano Germinario
Name: Cristiano Germinario
Title: Chairman and Chief Executive Officer

	By:	/s/ Vasan Thatham
Name: Vasan Thatham
Title: Principal Financial Officer and Vice President

EXHIBIT 31.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES OXLEY ACT OF 2002

I, Cristiano Germinario certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 of NetFabric Holdings, Inc. (the “Company”).

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

May 10 , 2011	By:	/s/ Cristiano Germinario
Name: Cristiano Germinario
Title: Chairman and Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES OXLEY ACT OF 2002

I, Vasan Thatham certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 of NetFabric Holdings, Inc. (the “Company”).

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

May 10 , 2011	By:	/s/ Vasan Thatham
Name: Vasan Thatham
Title: Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of NetFabric Holdings, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Cristiano Germinario certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

May 10 , 2011	By:	/s/ Cristiano Germinario
Name: Cristiano Germinario
Title: Chairman and Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to NetFabric Holdings, Inc. and will be retained by NetFabric Holdings, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of NetFabric Holdings, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Vasan Thatham, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

May 10 , 2011	By:	/s/ Vasan Thatham
Name: Vasan Thatham
Title: Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to NetFabric Holdings, Inc. and will be retained by NetFabric Holdings, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.