Form 10-Q
period 2011-06-30
NETFABRIC HOLDINGS, INC
filed 2011-08-11
CIK 1083220

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2011

COMMISSION FILE NUMBER: 0-21419

NETFABRIC HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	76-0307819
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S Employer Identification No.)

117 Randolph Avenue,
Jersey City, New Jersey 07305
(Address of Principal Executive Offices)
(201)-706-2998
(Issuer's Telephone Number, Including Area Code)

299 Cherry Hill Road,
Parsippany, New Jersey 07054
(Former name, former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non- accelerated filer ☐	Small reporting company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

As of  August 5, 2011, 97,053,044 shares of common stock, $.001 par value per share, of the issuer were outstanding.

NETFABRIC HOLDINGS, INC.

NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED  CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2011	DECEMBER 31, 2010
	(UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash	$207,766	$251,256

Total current assets	207,766	251,256

TOTAL ASSETS	$207,766	$251,256

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$14,474	$84,272

Total current liabilities	14,474	84,272

Total liabilities	14,474	84,272

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY :
Common Stock, $.001 par value, authorized shares 200,000,000, 97,053,044 shares issued and outstanding	97,053	97,053
Additional paid-in capital	38,243,128	38,243,128
Accumulated deficit	(38,146,889)	(38,173,197)

Total stockholders' equity	193,292	166,984

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$207,766	$251,256

See accompanying notes to interim condensed consolidated financial statements.

NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	19,730	72,987	33,692	106,100

Total operating expenses	19,730	72,987	33,692	106,100

Loss from operations	(19,730)	(72,987)	(33,692)	(106,100)

OTHER INCOME/(EXPENSE):
Other income	60,000	-	60,000	-

Total other income (expense)	60,000	-	60,000	-

Income (loss) before provision for income taxes	40,270	(72,987)	26,308	(106,100)

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$40,270	$(72,987)	$26,308	$(106,100)

Basic per share information:
Net income (loss) available to common stockholders	$0.00	$(0.00)	$0.00	$(0.00)
Weighted average shares outstanding	97,053,044	97,053,044	97,053,044	97,053,044

Diluted per share information:
Net income (loss) available to common stockholders	$0.00	$(0.00)	$0.00	$(0.00)
Weighted average shares outstanding	97,583,928	97,053,044	97,589,136	97,053,044

See accompanying notes to interim condensed consolidated financial statements.

NETFABRIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED   CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2010
OPERATING ACTIVITIES

Net income (loss)	$26,308	$(106,100)
Changes in operating assets and liabilities:
Other receivable	-	850,000
Accounts payable and accrued liabilities	(69,798)	(131,808)
Net cash (used in) provided by operating activities	(43,490)	612,092

INVESTING ACTIVITIES
Net cash (used in) provided by investing activities	-	-

FINANCING ACTIVITIES
Net cash (used in) provided by financing activities	-	-

Net increase (decrease) in cash	(43,490)	612,092

Cash at beginning of period	251,256	55,509

Cash at end of period	$207,766	$667,601

Supplemental cash flow information:

Income taxes paid	$-	$116,000

See accompanying notes to interim condensed consolidated financial statements.

NETFABRIC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND MANAGEMENT'S PLANS

NetFabric Holdings, Inc. ("Holdings" or the "Company") was incorporated under the laws of the State of Delaware on August 31, 1989.  As of June 30, 2011 and December 31, 2010, the Company has one wholly-owned subsidiary, NetFabric Corporation (“NetFabric”) which is not active.

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

The operating results for the three and six months ended June 30, 2011 and 2010 are not necessarily indicative of the results to be expected for any other interim period or any future year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2010 consolidated financial statements, including the notes thereto, which are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on March 3, 2011.

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

The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)

Net income ( loss)	$40,270	$(72,987)	$26,308	$(106,100)

Weighted average of shares outstanding to calculate basic net income (loss) per share	97,053,044	97,053,044	97,053,044	97,053,044

Effect of potentially dilutive securities-warrants	530,884	-	536,092	-

Weighted average of shares outstanding to calculate diluted net income (loss) per share	97,583,928	97,053,044	97,589,136	97,053,044

Basic net income (loss) per share	$0.00	$(0.00)	$0.00	$(0.00)

Diluted net income (loss) per share	$0.00	$(0.00)	$0.00	$(0.00)

Diluted income (loss) per share for the three and six months ended June 30, 2011 and 2010  exclude potentially issuable common shares of approximately  854,282 and 6,506,867, respectively, primarily related to the Company's outstanding stock options and warrants, because the assumed issuance of such potential common shares is antidilutive.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 4.  STOCKHOLDERS' EQUITY

Warrants
Outstanding warrant securities consist of the following at June 30, 2011:

		Exercise
		Price	Expiration
Laurus Warrants	554,282	$0.001	None

NOTE 5. OTHER INCOME

During the six months ended June 30, 2011, the Company entered into settlements with certain vendors applicable to old accounts payable, and evaluated estimates of certain accruals, made in prior years. Based on the settlements and evaluation, the Company wrote off approximately $60,000 of old accounts payable and accruals, which was recorded as other income during the six months ended June 30, 2011.

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

The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed plan of operation under this caption and throughout this Interim Report is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2011 and 2010:

Revenues
We did not generate any revenues from operations during the six months ended June 30, 2011 and 2010.  We do not anticipate earning revenues in the foreseeable future.

General and administrative expenses

Our general and administrative expenses for the three months ended June 30, 2011 decreased by $53,257, or 73.0%, to $19,730. For the six months ended June 30, 2011, our general and administrative expenses decreased by $72,408 or 68.2% to $33,692 compared to the comparable period in 2010. Our general and administrative expense levels decreased due to reduced level of operations after the divesture of UCA in August of 2009.  These expenses principally consisted of audit, professional and consulting expenses.

Other Income

During the six months ended June 30, 2011, we entered into settlements with certain vendors applicable to old accounts payable, and evaluated estimates of certain accruals, made in prior years. Based on the settlements and evaluation, we wrote off approximately $60,000 of old accounts payable and accruals, which was recorded as other income during the six months ended June 30, 2011.

Net loss

As a result of the foregoing, for the three months ended June 30, 2011, net loss decreased by $113,257, or 155.2%, to a net income of $40,270, compared to a net loss of $72,987 during the three months ended June 30, 2010.  For the six months ended June 30, 2011, our net loss decreased by $132,408 or 124.8% to net income of $26,308 compared to a net loss of $106,100 during the six months ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2011, our working capital was $193,292, compared to a working capital of $166,984 on December 31, 2010. The increase was due to the net income during the six months ended June 30, 2011. During the six months ended June 30, 2011, our operating activities used approximately $43,000 of cash, compared to approximately $612,000 provided during the six months ended June 30, 2010.

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

Need For Additional Financing

The Company believes that its existing capital will be sufficient to meet the Company’s cash needs required for the costs of compliance with the reporting requirements of the Securities Exchange Act of 1934, as amended, and for the costs of accomplishing its goal of completing a business combination, for the next twelve months. Once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially.  As current management is under no obligation to extend credit to the Company and/or continue to invest in the Company, there is no assurance that such credit or investment will be sufficient for future periods.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Not applicable for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act are accumulated and communicated to management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") , as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of June 30, 2011, the date of that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act are recorded, processed, summarized and reported as and when required.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None
ITEM 4. OTHER INFORMATION

None

ITEM 5. EXHIBITS

(a) Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)

31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2011	By:	/s/ Cristiano Germinario
Name: Cristiano Germinario
Title: Chairman and Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ Vasan Thatham
Name: Vasan Thatham
Title: Principal Financial Officer and Vice President
(Principal Financial and Accounting Officer)