Form 10-Q
period 2011-09-30
XCel Brands, Inc.
filed 2011-11-23
CIK 1083220

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

COMMISSION FILE NUMBER: 0-21419

XCEL BRANDS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	76-0307819
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

475 Tenth Ave, 4th Floor
New York, NY 10018
(Address of Principal Executive Offices)
(347)-532-5891
(Issuer's Telephone Number, Including Area Code)

NetFabric Holdings, Inc
117 Randolph Avenue,
Jersey City, New Jersey 07305
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

As of November 3, 2011, 5,742,942 shares of common stock, $.001 par value per share, of the issuer were outstanding.

XCEL BRANDS, INC.

INDEX

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets	3

	Condensed Consolidated Statements of Operations	4

	Condensed Consolidated Statements of Stockholders’ Equity	5

	Condensed Consolidated Statements of Cash Flow	6

	Notes to Interim Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 5.	Exhibits	26

	Signatures	27

	Isaac Mizrahi Business Financial Statements

Xcel Brands, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current Assets:
Cash	$4,128,460	$-
Accounts receivable	47,327
Prepaid expenses	265,687	-
Total current assets	4,441,474	-
Property and equipment:
Leasehold improvements, furniture & equipment	1,255,080
Less: accumulated depreciation	1,458	-
Total property and equipment	1,253,622	-
Other Assets:
Trademarks and other intangibles, net	48,229,264
Deferred finance costs, net	609,847
Restricted cash	175,000	-
Total other assets	49,014,111	-
Total Assets	$54,709,207	$-

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$525,258	$21,237
Accrued expenses and other current liabilities	137,723	150
Due to affiliates	2,510	-
Current portion of long term debt	22,062	-
Total current liabilities	687,553	21,387
Long Term Liabilities:
Term loan	12,282,980
Seller note	5,598,526
Contingent obligations - due to seller	18,258,995	-
Other long term liabilities, less current portion	1,132,185	-
Total long term liabilities	37,272,686	-
Total Liabilities	37,960,239	21,387

Commitments and Contigencies

Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized, 5,742,952 and 684,899, shares issued and outstanding, respectively	5,743	685
Paid in capital	18,171,604	315
Accumulated deficit	(1,428,379)	(21,387)
Subscription receivable	-	(1,000)
Total stockholders' equity	16,748,968	(21,387)

Total liabilities and stockholders' equity	$54,709,207	$-

See Notes to Unaudited Condensed Consolidated Financial Statements

Xcel Brands, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended September 30, 2011	For the Period September 23, 2010 (date of inception) to September 30, 2010	Nine Months Ended September 30, 2011

Licensing revenue	$47,327	$-	$47,327

Expenses
Operating & administrative	859,196	-	918,823
Depreciation & amortization	2,194	-	2,194
Acquisition and due diligence costs	620,758	-	952,048
Total expenses	1,482,148	-	1,873,066

Operating loss	(1,434,821)	-	(1,825,738)

Other Income (expenses)
Bargain purchase price	433,256	-	433,256
Interest expenses - debt	(6,288)	-	(6,288)
Other interest and finance charges	(6,977)	-	(6,977)
Total other income (expenses)	419,991	-	419,991

Net loss before income taxes	(1,014,830)	-	(1,405,747)

Income taxes	1,070	-	1,245

Net loss	$(1,015,900)	$-	$(1,406,992)

Weighted average number of common shares outstanding:
Basic and Diluted:	998,170	684,899	790,470
Loss per common share - Basic & Diluted:	$(1.02)	$-	$(1.78)

See Notes to Unaudited Condensed Consolidated Financial Statements

Xcel Brands, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statement of Stockholders' Equity

	Common Stock		Paid - in	Subscription	Accumulated
	Share	Amount	Capital	Receivable	Deficit	Total

Balances, September 23, 2010 (date of inception)	-	$-	$-	$-	$-	$-

Common stock issued to Founder on September 23, 2010 in a private placement	684,899	685	315	(1,000)

Net loss for the period ended December 31, 2010					(21,387)	(21,387)

Balances, December 31, 2010	684,899	685	315	(1,000)	(21,387)	(21,387)

Repayment of subscription receivable in March and June, 2011				1,000		1,000

Common stock issued to management on July 19, 2011 in a private placement	259,789	260	(260)

186,444 shares of common stock and 1,064 warrants issued on September 29, 2011 in connection with recapitalization transaction	186,444	186	(150,071)			(149,885)

47,132 shares issued to former Chairman in connection with recapitalization transaction	47,132	47	157,975			158,022

861,000 shares of common stock and 430,500 warrants to issued in a private placement of September 29, 2011	861,000	861	4,304,139			4,305,000

2,759,000 shares of common stock issued on September 29, 2011 in connection with purchase of IM Licensing Business	2,759,000	2,759	9,212,301			9,215,060

944,688 shares of common stock issued on September 29, 2011 for acquisition of Earthbound contract in connection with purchase of IM Licensing Business	944,688	945	3,154,313			3,155,258

364,377 warrants issued in connection with Term Loan			1,217,020			1,217,020

Compensation expense in connection with stock options and warrants to directors and management			589,059			589,059

Direct costs relating to equity placement, including 9,800 warrants issued to placement agent			(313,187)			(313,187)

Net loss for the period ended September 30, 2011					(1,406,992)	(1,406,992)

Balances, September 30, 2011 (unaudited)	5,742,952	$5,743	$18,171,604	$-	$(1,428,379)	$16,748,968

See Notes to Unaudited Condensed Consolidated Financial Statements

Xcel Brands, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2011	For the Period September 23, 2010 (date of inception) to September 30, 2010
Cash flows from operating activities
Net loss	$(1,406,992)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,194
Amortization of deferred finance costs	678
Stock-based compensation	747,035
Amortization of Seller note discount	2,875
Amortization of contingent obligation discount	955
Amortization of other imputed interest	1,875
Amortization of senior note discount	594
Bargain purchase price	(433,256)
Changes in operating assets and liabilities:
Accounts Receivable	(47,327)
Prepaid expenses	(265,687)	-
Accounts payable	504,021	-
Accrued expenses	135,102	-
Due to affiliates	2,510	-
Net cash used in operating activities	(755,423)	-

Cash flows from investing activities
Acquisition of Isaac Mizrahi Trademarks & related intangible property and tangible property and equipment	(10,173,568)
Restricted cash for security deposit	(175,000)
Payment of assumed obligation of Seller	(1,500,000)	-
Net cash used in investing activities	(11,848,568)	-

Cash flows from financing activities
Proceeds from term loan	13,500,000
Proceeds from sale of common stock and warrants	4,305,000
Deferred finance costs	(610,525)
Payment of expenses related to equity & recapitalization	(463,024)
Repayment of subscription receivable.	1,000	-

Net cash provided by financing activities	16,732,451	-

Net increase in cash	4,128,460	-

Cash, beginning of period	-	-

Cash, end of period	$4,128,460	$-

Supplemental disclosure of non-cash information
Subscription receivable issued for common stock, net	$-	$1,000
Value of common stock issued to Sellers as partial consideration in the acquisition of Isaac Mizrahi Business	9,215,060	-
Value of common stock issued to Earthbound as partial consideration in the acquisition of Isaac Mizrahi Business	3,155,258	-
Issuance of Seller Notes as partial consideration in the acquisition of Isaac Mizrahi Business (net of debt discount - see Note 4)	5,595,651	-
Contingent obligations relating to acquisition of Isaac Mizrahi Business	18,258,995	-
Assumed Other Long Term liabilities as partial consideration of the Isaac Mizrahi Business	1,132,167	-
Value of equipment and software received from Earthbound	71,000	-
Assumed capitalized lease obligation	22,080	-

Supplemental disclosure of cash flow information,
Cash paid during the period for income taxes	$-	$-
Cash paid during the period for interest	$122,568	$-

See Notes to Unaudited Condensed Consolidated Financial Statements

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2011

1. Nature of Business and Management’s Business Plans

Xcel Brands, Inc (formerly named NetFabric Holdings, Inc.) ("Xcel", “we”, “our” or the "Company") was incorporated under the laws of the State of Delaware on August 31, 1989.

On September 29, 2011, the Company then known as NetFabric Holdings, Inc., XCel Brands, Inc., a privately held Delaware corporation (“Old XCel”), NetFabric Acquisition Corp., a Delaware corporation (“Acquisition Corp.”) and wholly-owned subsidiary of the Company , and certain stockholders of the Company entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) pursuant to which Acquisition Corp. was merged with and into Old XCel, with Old XCel surviving as a wholly-owned subsidiary of the Company (the “Merger”).  Immediately following the Merger, Old Xcel was merged with and into the Company (the “Short Form Merger”) and the Company changed its name to Xcel Brands, Inc.

Pursuant to the Merger, the Company (through NetFabric Acquisition Corp.) acquired all of the outstanding capital stock of Old XCel in exchange for issuing an aggregate of 944,688 shares of common stock of the Company, par value $0.001 per share (the “Common Stock”) to Old XCel’s stockholders at a ratio of 9,446.88 shares of Common Stock for each share of Old XCel common stock outstanding at the effective time of the Merger.  As a result of the Merger and related transactions, Old XCel’s former stockholders and the IM Ready (as defined below) stockholders became the majority stockholders of the Company.

Also in connection with the Merger and related transactions, as more fully described herein, the Company issued (i) 2,759,000 shares of Common Stock to IM Ready-Made, LLC, a New York limited liability company (“IM Ready”), and 944,688 shares of Common Stock to Earthbound, LLC (“Earthbound”), both in satisfaction of Old XCel’s obligations under an asset purchase agreement with IM Ready and (ii) 47,132 shares of Common Stock to Mr. Stephen J. Cole-Hatchard or his designees, a then-current director of the Company  for his continued service as a director of the Company following the Merger until new directors were appointed to the board of directors of the Company, which appointments were effective on October 17, 2011 and at which point Mr. Cole-Hatchard resigned from the Company’s board of directors.

On September 28, 2011, the Company filed an amendment to its certificate of incorporation and affected a 1 for 520.5479607 reverse stock split such that holders of Common Stock prior to the Merger held a total of 186,444 shares of Common Stock and options and warrants to purchase 1,064 shares of Common Stock immediately prior to the Merger.  After giving effect to the Merger, the Offering, the Loan and the transactions related thereto (all as defined and described herein), there were 5,742,952 shares of common stock issued and outstanding as September 29, 2011 (the “Closing Date”).  All numbers of shares of Common Stock referenced herein are on a post-split basis.

Additionally, 20,000 of the shares of Common Stock held by Beaufort Ventures, PLC, a principal stockholder of the Company prior to the Merger, are being held in escrow until such time as final determination is made by the Internal Revenue Service of certain Company tax liabilities.  As additional consideration for the Merger, the Company paid $125,000 at the closing of the Merger to the then-current counsel to the Company in order to extinguish certain remaining liabilities of the Company immediately preceding the Merger.

2.  Basis of Presentation and Selected Significant Accounting Policies

The accompanying unaudited condensed interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), except for the condensed consolidated balance sheet as of December 31, 2010, which was derived from audited financial statements of Old Xcel. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to such rules and regulations. However the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations.

For financial accounting purposes, the acquisition of Xcel Brands, Inc. was a reverse acquisition of the Company by Xcel Brands, Inc., under the acquisition method of accounting, and was treated as a recapitalization with Xcel as the acquirer. Accordingly, the historical financial data reflect the operations and accumulated deficit of Xcel from inception, and the results of operations of IM Licensing Business from the acquisition date (September 29, 2011) through September 30, 2011.

Management has determined that Old Xcel is the acquiring accounting entity of IM Licensing Business (as discussed in the previous paragraph), and considered in its decision the exchanged property and equity of the merged parties.  Furthermore, management factored in its decision the relative voting rights control, minority voting rights control and concurrent management of the Company.  There is no equity group from within the merged parties with full control.  IM Ready received no voting rights with its issued equity in the merger.  Old Xcel stockholders have a significant minority voting block.  In addition, Old Xcel’s management represents the majority of the current management of the Company.

The operating results for the three and nine months ended September 30, 2011, and period from September 23, 2010 (Old Xcel’s inception) to September 30, 2010, are not necessarily indicative of the results to be expected for any other interim period or any future year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2010 consolidated financial statements, including the notes thereto, which are included in the Company's 8-K filed on October 4, 2011.

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

Leasehold improvements, Furniture & Equipment

Furniture and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, generally 3 to 7 years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the leases. Betterments and improvements are capitalized while repairs and maintenance are expensed as incurred.

Goodwill, Trademarks and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. The Company accounts for goodwill under the guidance of the ASC Topic 350 – “Intangibles: Goodwill and Other”. Goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment, at least annually, in accordance with this guidance. This guidance also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC Topic 360 – “Property, Plant and Equipment”.

In accordance with the guidance of ASC Topic 350, long-lived assets, such as property and equipment and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Deferred Finance Costs

Costs incurred in connection with debt offerings are deferred and amortized as interest expense over the term of the related debt using the effective interest method. The amortization expense is included in interest expense in the statements of operations.

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718 by recognizing the fair value of stock-based compensation in the consolidated statement of operations.  The fair value of the Company’s stock option awards are estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of stock-based awards is amortized over the vesting period of the award.  For stock-based awards that vest based on performance conditions (e.g. achievement of certain milestones), expense is recognized when it is probable that the condition will be met.

Earnings per Share

Basic earnings per share includes no dilution and is computed by dividing net income (or loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants. The difference between basic and diluted weighted-average common shares results from the assumption that all dilutive stock options outstanding were exercised.

As of September 30, 2011, of the total potentially dilutive shares related to stock options and warrants, 748,550 were anti-dilutive, compared to 0 as of September 30, 2010.

Contingent Obligation Earn-out treatment

Management will analyze and quantify the expected earn-out payments over the applicable pay-out period.    This amount would be recorded as an obligation, discounted by the Company’s estimated borrowing rate and will record the difference as imputed interest expense in each period subsequent to the expected payment.  Management will assess no less frequent each reporting period the status of contingent obligations.  Any change in the expected obligation will result in an expense or income in the period in which it is determined fair market value of the carrying value has changed.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

3. Trademarks and Other Intangibles, net

Trademarks and other intangibles, net consist of the following:

		September 30, 2011		December 31, 2010
	Estimated	Gross		Gross
	Lives in	Carrying	Accumulated	Carrying	Accumulated
	Years	Amount	Amortization	Amount	Amortization

Indefinite life trademarks and copyrights	Indefinite	$47,700,000	$-	$-	$-
Licensing agreements	4	530,000	736	-	-
		$48,230,000	$736	$-	$-

The following table presents amortization expense for Licensing Agreements over the remaining useful life:

Year Ending	Carrying Value	Amortization Expense	Accumulated Amortization
December 31, 2011	$530,000	$44,900	$44,900
December 31, 2012	530,000	132,500	177,400
December 31, 2013	530,000	132,500	309,900
December 31, 2014	530,000	132,500	442,400
December 31, 2015	530,000	87,600	530,000

On September 29th, 2011, the Company completed a transaction in which it acquired substantially all of the licensing rights to the Isaac Mizrahi brands and trademarks from IM Ready-Made, LLC.   See Note 5, Acquisition of the Isaac Mizrahi Business for further details of this transaction.

Amortization expense for intangible assets for the Current Quarter and the period from September 23, 2010 and ending September 30, 2011 (“Inception Period”) was $736 and $0, respectively, and $736 and $0 for the Current Nine Months and Inception Period, respectively. The trademarks of Isaac Mizrahi have been determined to have an indefinite useful life and accordingly, consistent with ASC Topic 350, no amortization has been recorded in the Company's unaudited condensed consolidated income statements.

4.  Debt

The Company’s net carrying amount of debt is comprised of the following:

	September 30, 2011	December 31, 2010
Term Debt	$12,282,980	$-
Seller Note	5,598,526	-
Installment obligation	1,132,167	-
Capital lease obligation	22,080	-
Contingent obligation – due to seller	18,258,995	-
Total	37,294,748	-
Current portion	22,062	-
Total long term liabilities	$37,272,686	$-

Term Loan

On September 29, 2011, IM Brands, LLC, a wholly owned subsidiary of the Company (‘IM Brands”), entered into a five year senior secured facility (the “Loan”) with Midmarket Capital Partners, LLC (“MidMarket”) in the aggregate principal amount of $13,500,000.   The Loan is secured by all of the assets and membership interests of IM Brands, and is be guaranteed by the Company.  The Company paid a closing fee of $405,000 to MidMarket, which was equal to 3% of the committed amount.

The principal amount of the Loan is payable as follows:  0% until January 5, 2013, 2.5% on January 5, 2013 through October 5, 2013,; 3.75% on January 5, 2014 through October 5, 2014; 6.25% on January 5, 2015 through October 5, 2015; 12.5% on January 5, 2016 through the maturity date, which is the date that is 5 years after the closing date.

Annual principal obligations are as follows:

Year Ending December 31,
2012	$-
2013	1,350,000
2014	2,025,000
2015	3,375,000
2016	6,750,000
Total	$13,500,000

The interest rate on the loan is a fixed rate of 8.5%, payable in cash.

Optional Prepayment.  IM Brands may prepay the Loan in whole or in part in increments of $500,000, provided that IM Brands pay the following premiums in connection with the prepayment:

Period	Applicable Premium
First year following the Closing	3%
Second year following the Closing	2%
Third year following the Closing	1%
Fourth year following the Closing	0%

Mandatory Prepayments.  IM Brands is required to prepay the Loan under the following conditions:  (1) if certain indebtedness is incurred by the Company; (2) if IM Brands undertakes certain asset sales or sales of capital stock, with limited exceptions; or (3) if there is a payment of the benefits of a life insurance policy for Isaac Mizrahi held by the Company.

Excess Cash Flow Sweep.  In addition to the Mandatory Prepayments described above, if for any fiscal year ending on or subsequent to December 31, 2012, there is excess cash flow (as defined in the Loan agreements) for such year, then on the payment date following the end of such year, IM Brands is required to make a principal payment on the Loan equal to the lesser of (i) 50% of the excess cash flow or (ii) the positive result of the unencumbered cash and cash equivalents of the Company minus the greater of (x) the Excess Liquidity required to be maintained by IM Brands and (y) $3,000,000.

Lender Warrants. At the closing of the Loan, the Company issued to MidMarket seven year warrants (the “Lender Warrants”) to purchase 364,428 shares of the Common Stock, representing 5% of the Common Stock outstanding as of the Closing Date on a fully diluted basis.  The warrants have an exercise price of $0.01 and contain a cashless exercise provision.  The Company granted to the holders of the Lender Warrants piggy-back registration rights with respect to the shares of Common Stock issuable upon exercise of the Lender Warrants.  The carrying value of the Term Loan has been reduced by the market value of the warrants.  The Company used the black scholes method to determine valuation.  Because the exercise price was $0.01 per share, the value is equal to $3.34 (“Effective Share Purchase Price”) less the exercise price multiplied by the number of Warrants.  The Term Loan balance as of September 30, 2011 is $12,282,980.

Financial Covenants.  So long as the Loan remains unpaid or unsatisfied, IM Brands shall not, and shall not permit any of its subsidiaries to, directly or indirectly:

1.	Minimum Liquidity. Permit Excess Liquidity to be less than the amount set forth below during each applicable period set forth below:

Fiscal Quarter	Excess Liquidity
September 29, 2011 through December 31, 2011	$1,500,000
January 1, 2012 through March 31, 2012	$1,750,000
April 1, 2012 through June 30, 2012	$2,250,000
July 1, 2012 through September 30, 2012	$2,750,000
October 1, 2012 through June 30, 2013	$3,000,000
July 1, 2013 through September 30, 2013	$3,250,000
October 1, 2013 through March 31, 2014	$3,500,000
April 1, 2014 through June 30, 2014	$3,750,000
July 1, 2014 and thereafter	$4,000,000

2.	Capital Expenditures. Permit the aggregate amount of Capital Expenditures to exceed $400,000 (whether or not financed) per year.

3.
Consolidated Fixed Charge Coverage Ratio.  Permit the Consolidated Fixed Charge Coverage Ratio as of the end of each of the fiscal quarters ending on the dates (or for the periods) set forth for the period of four fiscal quarters ending on such dates (or for the periods) below to be less than the ratio set forth below opposite such period:

Trailing Four Fiscal Quarters Ending	Minimum Fixed Charge Coverage Ratio
September 30, 2012 and December 31, 2012	1.90 to 1.00
March 31, 2013 and June 30, 2013	1.60 to 1.00
September 30, 2013, December 31, 2013, March 31, 2014, June 30, 2014 and September 30, 2014	1.50 to 1.00
December 31, 2014 and March 31, 2015	1.30 to 1.00
June 30, 2015 and thereafter	1.15 to 1.00

4.
Consolidated Total Leverage Ratio.  Permit the Consolidated Total Leverage Ratio as of the end of each of the fiscal quarters ending on the dates (or for the periods) set forth for the period of four fiscal quarters ending on such dates (or for  the periods) below to be greater than the ratio set forth below opposite such period:

Trailing Four Fiscal Quarters Ending	Maximum Consolidated Leverage Ratio
September 30, 2012 and December 31, 2012	3.50 to 1.00
March 31, 2013	3.30 to 1.00
June 30, 2013 and September 30, 2013	3.00 to 1.00
December 31, 2013	2.75 to 1.00
March 31, 2014	2.25 to 1.00
June 30, 2014 and thereafter	2.00 to 1.00

5.
Minimum Consolidated EBITDA.  Permit Consolidated EBITDA as of the end of each of the fiscal quarters ending on the dates set forth for the period of four fiscal quarters ending on such dates below to be less than the amount set forth opposite such quarter in the table below; provided that for the fiscal quarters ended on December 31, 2011, March 31, 2012 and June 30, 2012, such periods shall be one fiscal quarter, two fiscal quarters and three fiscal quarters, respectively:

Fiscal Quarter	Consolidated EBITDA
December 31, 2011	$250,000
March 31, 2012	$1,250,000
June 30, 2012	$2,500,000
September 30, 2012	$4,000,000
December 31, 2012 and March 31, 2013	$4,250,000
June 30, 2013	$4,500,000
September 30, 2013	$4,750,000
December 31, 2013 and thereafter	$5,000,000

Seller Note

Pursuant to the Purchase Agreement, at the closing, the Company delivered to IM Ready a promissory note (the “Seller Note”) in the principal amount of $7,377,432.  The stated interest rate of the Seller Note is 0.26%.  Management has determined that this rate is below the Company’s expected borrowing rate, which is 9.25%.  Therefore, the Company has discounted the Seller Note by $1,781,781 using a 9.0% discount rate, imputed annual interest rate, resulting in a current value of $5,595,651.  In addition, the Company pre-paid $122,568 of interest on the Seller Note on the Closing Date.  The Seller Note balance at September 30, 2011 is $5,598,526.

The Seller Note initially matures three years from the Closing Date (the “Maturity Date”) subject to extension as described below (the date to which the maturity date of the Seller Note is extended is referred to as the “Subsequent Maturity Date”).  We have the right to pay the Seller Note at the Maturity Date or, subject to the following conditions, in shares of Common Stock.  If we elect to repay the outstanding principal amount of the Seller Note on the Maturity Date by issuing shares of Common Stock, the number of shares issuable will be obtained by dividing the principal amount of the Seller Note then outstanding by the greater of (i) the fair market value of the Common Stock on the Maturity Date and (ii) $4.50 subject to certain adjustments; provided, however, that if the fair market value of the Common Stock is less than $4.50 as adjusted, IM Ready will have the option to extend the maturity of the Seller Note to the Subsequent Maturity Date. If the maturity date of the Seller Note is so extended, IM Ready will have the option to convert the Seller Note into Common Shares based on the greater of (i) the fair market value of the Common Stock on the Maturity Date and (ii) $4.50, subject to certain adjustments. If the maturity date of the Seller Note is extended, we will also have the option to repay the outstanding principal amount of the Seller Note on the Subsequent Maturity Date in cash or by issuing the number of shares of Common Stock obtained by dividing the principal amount of the Note outstanding on the Subsequent Maturity Date by the fair market value of the Common Stock on the Maturity Date.  In addition, at any time the Seller Note is outstanding, we have the right to convert the Note, in whole or in part, into the number of shares of Common Stock obtained by dividing the principal amount to be converted by the fair market value of the Common Stock at the time of the conversion, so long as the fair market value of our Common Stock is at least $4.50.

Long Term Installment Obligations

As described in Note 5 herein, prior to the Merger and related transactions, Earthbound had certain rights and provided certain services to IM Ready related to the Isaac Mizrahi Business. Effective as of the Closing Date, IM Ready and Earthbound entered into the Services Agreement pursuant to which Earthbound provided transitional services to IM Ready prior to the closing of the Merger and for which Earthbound received from IM Ready $600,000 in cash on the Closing Date and IM Ready agreed to pay to Earthbound an additional payment of $1,500,000 (the “Future Payment”), with such amount payable over the next five years. The Company assumed the obligations related to the Future Payment from IM Ready upon its acquisition of the Isaac Mizrahi Business.  The five-year obligation is non-interest bearing and the Company has discounted the amount of the installment obligation by 9.25% imputed annual interest rate, resulting in a current value of $1,132,167.

Payments are due quarterly beginning March 2012.  Annual principal obligations are as follows:

Year Ending December 31,
2012	$18,000
2013	230,000
2014	252,000
2015	302,000
2016	330,000
Total	$1,132,000

Capitalized Lease Obligations

The Company assumed the obligations under an equipment lease through February 2013.  The net discounted payments of the lease obligations are in excess of 90% of the FMV of the equipment.  The Company has capitalized the discounted lease payments by 9.25%.

5.	Acquisition of the Isaac Mizrahi Business

On May 19, 2011, Old XCel and IM Brands, a wholly-owned subsidiary of Old XCel (together, the “Buyers”), entered into an asset purchase agreement, as amended (the “Purchase Agreement”), with IM Ready, Isaac Mizrahi and Marisa Gardini, pursuant to which the Buyers acquired certain assets of IM Ready, including (i) the “Isaac Mizrahi” brands (including the trademarks and brands “Isaac Mizrahi New York”, “Isaac Mizrahi” and “IsaacMizrahiLIVE”) (collectively, the “IM Trademarks”), (ii) the license agreements between IM Ready and certain third parties related to the IM Trademarks (together with the IM Trademarks, the “Isaac Mizrahi Business”), (iii) design agreements with Liz Claiborne and QVC to design the “Liz Claiborne New York” brand for sale exclusively at QVC and (iv) computers, design software, and other assets related to the licensing and design of the IM Trademarks and the design of the Liz Claiborne New York brand.  The parties consummated the asset purchase contemplated by the Purchase Agreement on September 29, 2011.

Pursuant to an agreement between IM Ready and Earthbound (the “Earthbound Agreement”), Earthbound had certain rights related to the IM Trademarks and provided certain design services for IM Ready.  In connection with the consummation of the acquisition by the Company of the Isaac Mizrahi Business, Old XCel and Earthbound entered into a contribution agreement (the “Contribution Agreement”) pursuant to which, on the Closing Date, Earthbound contributed to the Company (i) the Earthbound Agreement and (ii) certain assets relating to the operation of the Isaac Mizrahi Business including archives, designs, certain intellectual property rights, software and equipment (the “Earthbound Assets”) in exchange for 944,688 shares of Common Stock and also purchased one (1) Unit in the Offering (as defined in Note 6 below).  The closing of the acquisition of the Isaac Mizrahi Business and Earthbound Assets occurred in conjunction with the consummation of the Merger, after which the Company terminated the Earthbound Agreement. Earthbound contributed to Old Excel the Earthbound Agreement and certain assets in exchange for 944,688 shares of the Company’s Common Stock valued at $3,155,258 based on the Effective Share Purchase Price.

Pursuant to the Purchase Agreement, at the closing, the Buyers delivered (i) to IM Ready (a) $9,673,568 in cash, (b) a promissory note (the “Seller Note”) in the principal amount of $7,377,432 and (c) 2,759,000 shares of common stock of the Company, valued at $9,215,000 based on the Effective Share Purchase Price (the “IM Ready Stock Consideration”), and (ii) to an escrow agent $500,000 that the escrow agent will pay to IM Ready upon resolution of certain obligations of IM Ready and Mizrahi (together, the “Closing Consideration”).  The Company also pre-paid $122,568 of interest on the Note on the Closing Date and agreed to include up to 1,200,000 of the shares of the IM Ready Stock Consideration in the registration statement which the Company has agreed to file to register for resale of the Shares and Warrant Shares of the Investors (the “Registration Statement”).

The Company accounts for purchase of the Isaac Mizrahi Business using the acquisition method of accounting.  In accordance with Accounting Standards Codification 805, Business Combinations, the total purchase consideration is allocated to certain net tangible and identifiable intangible assets acquired, and liabilities assumed, based on their estimated fair values as of September 29, 2011.

The purchase price for the acquisition is being allocated as follows:

Components of purchase price:

Cash paid at closing	$9,673,568
Cash deposited with escrow agent	500,000
3,703,688 shares of common stock of the Company valued at $3.34 per share	12,370,318
Seller Note	7,377,432
Seller Note discount (See Note 4, Debt)	(1,781,781)
Contingent obligations – Due to Seller	18,258,040
Long term installment obligation (Earthbound) (See Note 4, Debt)	1,132,167
Seller Licensee obligation assumed and paid at closing	1,500,000
Bargain purchase price	433,256
Total purchase price	$49,463,000

Preliminary allocation of purchase price:

Trademark and other related intangible assets	$48,230,000
Property, furniture and equipment	1,233,000
Total assets acquired	$49,463,000

The Seller Note initially matures three years from the Closing Date (the “Maturity Date”) subject to extension as described in Note 4, Debt (the date to which the maturity date of the Seller Note is extended is referred to as the “Subsequent Maturity Date”).  We have the right to pay the Seller Note at the Maturity Date or, subject to the following conditions, in shares of Common Stock.  If we elect to repay the outstanding principal amount of the Seller Note on the Maturity Date by issuing shares of Common Stock, the number of shares issuable will be obtained by dividing the principal amount of the Seller Note then outstanding by the greater of (i) the fair market value of the Common Stock on the Maturity Date and (ii) $4.50 subject to certain adjustments; provided, however, that if the fair market value of the Common Stock is less than $4.50 as adjusted, IM Ready will have the option to extend the maturity of the Seller Note to the Subsequent Maturity Date. If the maturity date of the Seller Note is so extended, IM Ready will have the option to convert the Seller Note into Common Shares based on the greater of (i) the fair market value of the Common Stock on the Maturity Date and (ii) $4.50, subject to certain adjustments.  If the maturity date of the Seller Note is extended, we will also have the option to repay the outstanding principal amount of the Seller Note on the Subsequent Maturity Date in cash or by issuing the number of shares of Common Stock obtained by dividing the principal amount of the Note outstanding on the Subsequent Maturity Date by the fair market value of the Common Stock on the Maturity Date.  In addition, at any time the Seller Note is outstanding, we have the right to convert the Seller Note, in whole or in part, into the number of shares of Common Stock obtained by dividing the principal amount to be converted by the fair market value of the Common Stock at the time of the conversion, so long as the fair market value of our Common Stock is at least $4.50.

In addition to the Closing Consideration and the escrowed funds, IM Ready will be eligible to earn additional shares of Common Stock with a value of up to $7,500,000 (the “Earn-Out Value”) each year for the four consecutive years after the Closing Date, with the number of shares to be issued based upon the greater of (i) $4.50 and (ii) average stock price for the last twenty days in such period and with such earn-out payment contingent upon the Isaac Mizrahi Business achieving the royalty targets set forth below during those years. The Earn-Out Value is payable solely in stock.   Management has analyzed and quantified the expected earn out payments over the four years following the Closing Date.  This amount has been recorded as a long-term obligation, discounted by 9.25%, (the Company’s estimated borrowing rate) and will record the difference as imputed interest expense in each period subsequent to the expected payment.  The Earn-Out Value is payable solely in stock.  Management will assess no less frequent than each reporting period the status of this contingent obligations.  Any change in the expected obligation will result in an expense or income in the period in which it is determined fair market value of the carrying value has changed. The Earn-Out value balance at September 30, 2011 is $16,399,781.

ROYALTY TARGET PERIODS	ROYALTY TARGET	EARN-OUT VALUE

First Royalty Target Period	$16,000,000	$7,500,000
Second Royalty Target Period	$20,000,000	$7,500,000
Third Royalty Target Period	$22,000,000	$7,500,000
Fourth Royalty Target Period	$24,000,000	$7,500,000

IM Ready will receive a percentage of the Earn-Out Value based upon the percentage of the actual net royalty income of the Isaac Mizrahi Business to the royalty target as set forth below.

APPLICABLE PERCENTAGE	% OF EARN-OUT VALUE EARNED
Less than 76%	0%
76% up to 80%	40%
80% up to 90%	70%
90% up to 95%	80%
95% up to 100%	90%
100% or greater	100%

The QVC Earn-Out payment require the Company to pay IM Ready $2,765,500, payable in cash or Common Stock, at the Company’s option, contingent upon the Isaac Mizrahi Business receiving aggregate net royalty income of at least $2,500,000 from QVC, Inc. in the twelve month period ending on the four year anniversary of the Closing Date with such stock based upon the greater of (x) $4.50 and (y) fair market value of the common stock at the time of such issuance (the “QVC Earn-out’).  The 4th anniversary from the date of the closing is September 29, 2015.   The QVC Agreement current term runs through September 30, 2015.  Management has determined that is probable that the $2.5 million in net royalty income from QVC will be met.  Therefore, the Company has elected to record the obligation as a long-term obligation, discounted by 9.25%, (the Company’s estimated borrowing rate) and will record the difference as imputed interest expense in each period subsequent to the expected payment. Management will assess no less frequent than each reporting period the status of this contingent obligations.  Any change in the expected obligation will result in an expense or income in the period in which it is determined fair market value of the carrying value has changed.  The QVC Earn-out balance at September 30, 2011 is $1,859,214.

As of September 30, 2011 the QVC Earn-out is $1,859,214 and the Earn-Out Value is $16,399,781, combining to equal $18,258,995 and represents the total contingent obligation to IM Ready. Based on the variables relating to each contingent obligation the Company estimates the range in the combined contingent obligation from $12,000,000 to $21,000,000.

Pursuant to a voting agreement entered into in connection with the Purchase Agreement (“Voting Agreement”), IM Ready has agreed to appoint a person designated by the board of directors of the Company as IM Ready’s irrevocable proxy and attorney-in-fact with respect to the shares of the Common Stock to be received by IM Ready in connection with the Merger. The board of the directors of the Company has designated Robert D’Loren to act as IM Ready’s irrevocable proxy and attorney in fact with respect to such shares of Common Stock. Pursuant to the Voting Agreement, such proxy holder is required to vote in favor of matters recommended or approved by the board of directors of the Company.

Pursuant to a lock-up agreement entered into in connection with the Purchase Agreement (“Lock-up Agreement”), IM Ready agreed that during the six (6) months from the Closing Date, in the case of the IM Ready Stock Consideration, or during the twelve (12) months from the date any additional shares are issued to IM Ready pursuant to the Purchase Agreement (collectively, the “Lock-up Shares”), IM Ready may not offer, sell, pledge, hypothecate, grant an option for sale or otherwise dispose of, or transfer or grant any rights with respect to, any of the Lockup Shares, except with respect to up to 1,200,000 of the IM Ready Stock Consideration which the Company agreed to include in the Registration Statement.  With respect to any shares received by IM Ready as consideration under the Purchase Agreement, other than as IM Ready Stock Consideration, upon the expiration of the initial 12-month period, the lock-up restrictions on transfer shall lapse with respect to 25% of the Lockup Shares. Additionally, on the first day of each of the next three quarters, the restrictions on transfer shall lapse with respect to an additional 25% of the Lockup Shares.

The following unaudited pro-forma information presents a summary of the Company’s consolidated results of operations as if the Isaac Mizrahi Business Acquisition and the related financing had occurred on January 1, 2011.  These pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have occurred on January 1, 2011, or which may result in the future. Pro-forma results have no been provided for the period September 23, 2010 to September 30, 2010.

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Total Revenues	$2,876,000	$8,665,000
Operating Expenses	(1,617,000)	(4,487,000)
Stock based Compensation	(747,000)	(747,000)
Operating Income (Loss)	512,000	(3,431,000)
Interest and other financing expense	(601,000)	(1,802,000)
Income taxes	(26,000)	(489,000)
Net Income (Loss)	(62,000)	1,140,000

Basic earnings per common share	$(0.08)	$1.14
Diluted earnings per common share		$1.12

6.	Stockholders’ Equity

The Merger

On September 29, 2011, the Company, Old XCel, Acquisition Corp, and certain stockholders of the Company entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) pursuant to which Acquisition Corp. was merged with and into Old XCel, with Old XCel surviving as a wholly-owned subsidiary of the Company (the “Merger”).  Immediately following the Merger, Old Xcel was merged with and into the Company and the Company changed its name to Xcel Brands, Inc.  Pursuant to the Merger, the Company, through Acquisition Corp, acquired all of the outstanding capital stock of Old XCel in exchange for issuing an aggregate of 944,688 shares of Common Stock, par value $0.001 per share (the “Common Stock”) to Old XCel’s stockholders at a ratio of 9,446.88 shares of Common Stock for each share of Old XCel common stock outstanding at the effective time of the Merger.  As a result of the Merger, Old XCel’s former stockholders and the IM Ready (as defined below) stockholders became the majority stockholders of the Company

Also in connection with the Merger and related transactions, as more fully described herein, the Company issued (i) 2,759,000 shares of Common Stock to IM Ready, and 944,688 shares of Common Stock to Earthbound, both in satisfaction of Old XCel’s obligations under an asset purchase agreement with IM Ready and (ii) 47,132 shares of Common Stock to Mr. Stephen J. Cole-Hatchard or his designees, a then-current director of the Company for his continued service as a director of the Company until new directors were appointed to the board of directors of the Company, which appointments were effective on October 17, 2011 and at which point Mr. Cole-Hatchard resigned from the Company’s board of directors.

On September 28, 2011, the Company filed an amendment to its certificate of incorporation and affected a 1 for 520.5479607 reverse stock split such that holders of Common Stock prior to the Merger held a total of 186,444 shares of Common Stock and options and warrants to purchase 1,064 shares of Common Stock immediately prior to the Merger.  After giving effect to the Merger, the Offering, the Loan and the transactions related thereto (all as defined and described herein), there were 5,742,952 shares of common stock issued and outstanding as of the Closing Date.  All numbers of shares of Common Stock referenced herein are on a post-split basis.

Additionally, 20,000 of the shares of Common Stock held by Beaufort Ventures, PLC, a principal stockholder of the Company prior to the Merger, are being held in escrow until such time as final determination is made by the Internal Revenue Service of certain Company tax liabilities.  As additional consideration for the Merger, Old XCel paid $125,000 at the Closing to the then-current counsel to the Company in order to extinguish certain remaining liabilities of the Company immediately preceding the Merger.

Private Placement

Simultaneously with the closing of the Merger, and pursuant to a Subscription Agreement (the “Subscription Agreement”) between the Company and certain accredited investors (the “Investors”) named in the Subscription Agreement, we completed an offering (the “Offering”), raising proceeds of $4,305,000, through the sale of 8.61 units (each, a “Unit,” and collectively, the “Units”), each Unit consisting of One Hundred Thousand (100,000) shares of Common Stock and a Warrant to purchase Fifty Thousand (50,000) shares of Common Stock, at an exercise price of $0.01 per share (the “Warrants” and together with the Common Stock the “Securities”) at a price of $500,000 per Unit.  Certain executive officers and their affiliates purchased 4.25 Units in the Offering on the same terms and conditions as other Investors (the “Insider Participation”).

The Warrants may be exercised at any time upon the election of the holder, beginning on the date of issuance and ending on September 29, 2016. If, one (1) year from the date of issuance there is no effective registration statement registering the shares of Common Stock underlying the Warrants, the Warrants will be exercisable on a cashless basis. The exercise price and number of shares of Common Stock to be received upon the exercise of Warrants are subject to adjustment upon the occurrence of certain events, such as stock splits, stock dividends or our recapitalization.  In the event of our liquidation, dissolution or winding up, the holders of Warrants will not be entitled to participate in the distribution of our assets.  Holders of Warrants have no voting, pre-emptive, subscription or other rights of stockholders in respect of the Warrants, nor shall holders thereof be entitled to receive dividends.

In connection with the Offering, we issued to the placement agent, for placement agent services and as nominal consideration, five-year warrants (the “Agent Warrants”) to purchase 9,800 shares of Common Stock, exercisable at any time at a price equal to $5.50 per share, valued at approximately $9,000.

Registration Requirements

We have agreed to register the shares of the Common Stock and 100% of the Warrant Shares issued in connection with the Offering, on a registration statement to be filed with the Commission (the “Registration Statement”) within sixty (60) days after the final closing of the Offering (the “Filing Date”) and keep the Registration Statement effective until the earlier of (i) September 29, 2012 or (ii) until all Registrable Securities covered by such Registration Statement have been sold, or may be sold without volume or manner-of-sale restrictions pursuant to Rule 144, without the requirement for the Company to be in compliance with the current public information requirement under Rule 144.

The Agent Warrants have registration rights similar to the registration rights afforded to the Investors.

The Company agreed to include up to 1,200,000 of the shares of Common Stock issuable to IM Ready on the Closing Date in the Registration Statement.

The Company has granted to certain of the executive officers pursuant to their individual employment agreements piggy-back registration rights with respect to the shares of Common Stock issuable upon exercise of the executive warrants.  These individuals have, however, agreed not to include such shares in the Registration Statement.

The Company granted to the holders of the Lender Warrants (as defined herein) piggy-back registration rights with respect to the shares of Common Stock issuable upon exercise of the Lender Warrants and the share issuable upon exercise of the Lender Warrants will be included in the Registration Statement.

2005 Stock Option Plan

In March 2005, our board of directors (the “Board”) and stockholders adopted our 2005 Stock Option Plan, pursuant to which 9,000,000 shares of Common Stock on a pre-reverse split basis were reserved for issuance upon exercise of options. Our stock option plan is designed to serve as an incentive for retaining qualified and competent employees, directors and consultants. Our Board or a committee of our Board administers our stock option plan and is authorized, in its discretion, to grant options under our stock option plan to all eligible employees, including our officers, directors (whether or not employees) and consultants. We do not intend to grant any future awards under this plan.

2011 Equity Incentive Plan

As of the Closing Date, the Company assumed the 2011 Equity Incentive Plan (the “Plan”) of Old XCel as approved by Old XCel’s board of directors and stockholders. The purpose of the Plan is to enable the Company to offer its employees, officers, directors, consultants and others whose past, present and/or potential contributions to the Company have been, are or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company. A total of 2,500,000 shares of common stock are eligible for issuance under the Plan. The Plan provides for the grant of any or all of the following types of awards: stock options, restricted stock, deferred stock, stock appreciation rights and other stock-based awards. The Plan will be administered by the Board, or, at the Board's discretion, a committee of the Board. The Company issued to the board 250,000 options on the Closing Date.  The 33.33% vest immediately, 33.34% vest on the first anniversary of the Closing and the 33.34 vest on the 2nd anniversary of the Closing.  The stock based compensation recorded for the three months and nine months ended September 30, 2011 is $98,365 for each period.

Stock Options

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The fair value for these options and warrants for all years was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected Volatility	16-42%
Expected Dividend Yield	0%
Expected Life (Term)	2.5 - 5 years
Risk-Free Interest Rate	3.6 – 3.80%

The options that the Company granted under its plans expire at various times, either five, seven or ten years from the date of grant, depending on the particular grant.

Options		Weighted-Average
	Options	Exercise Price

Outstanding at January 1, 2011	589	$728.77
Granted	250,000	5.00
Canceled	-	-
Exercised	-	-
Expired/Forfeited	-	-
Outstanding at September 30, 2011	250,589	$6.70
Exercisable at September 30, 2011	83,914	$10.80

Compensation expense related to stock option grants for the Current Quarter and the Prior period from September 23, 2010 (“Inception”) to September 30, 2010 was $1,376,501 and $0.  Compensation expense related to stock option grants for both the Current Nine Months and the Inception was $1,376,501 and $0, respectively.

Warrants

		Weighted-Average
	Warrants	Exercise Price

Outstanding at January 1, 2011	1,064	$0.52
Granted	1,293,478	1.95
Canceled	-	-
Exercised	-	-
Expired/Forfeited	-	-
Outstanding at September 30, 2011	1,294,542	$1.94
Exercisable at September 30, 2011	1,269,542	$1.88

The Company values other warrants issued to non-employees at the commitment date at the fair market value of the instruments issued, a measure which is more readily available than the fair market value of services rendered, using the Black-Scholes model. The fair market value of the instruments issued is expensed over the vesting period.

On September 29, 2011 the Company issued 463,750 warrants to management.  The exercise price is $5.00 per share and the term is for 10 years.  363,760 warrants are fully vested on the grant date and 100,000 vest evenly over 2 years.  The stock based compensation recorded for the three months and nine months ended September 30, 2011 is $569,116 for each period.

 Shares Reserved for Issuance

At September 30, 2011, 2,500,000 common shares were reserved for issuance under the 2011 Plan.   At September 30, 2011 there were 2,250,000 common shares available for issuance under the Company’s 2011 Equity Incentive Plan.

7.	Related Party Transactions

IPX Capital, LLC

Old XCel and its wholly owned subsidiary IM Brands, collectively the “Buyers,” entered into the Purchase Agreement with IM Ready, whereby the Buyers acquired certain assets and assumed certain obligations of IM Ready.  IPX Capital, LLC (“IPX”) entered into certain agreements with Old Xcel and IM Ready whereby IPX provided services to both Old Xcel and IM-Ready.  IPX and Old Xcel have common ownership and common management.

IPX Capital, LLC – XCel Brands, Inc., Due Diligence Service Agreement

IPX and Old XCel entered into a Due Diligence Service Agreement dated December 3, 2010 whereby IPX provided various due diligence tasks relating to the Purchase Agreement including financial review of IM Ready, preparing business plans, financial projections and other documents required in connection with the transaction, advise the Buyers regarding the corporate, legal and financial structure of the transaction and assist the Buyers with the negotiation of documentation relating to the transaction. Market service fees for this type of engagement are typically either a fixed dollar amount or based upon hourly billing rates, plus reimbursement of direct expenses. IPX waived all of its fees it would have otherwise been entitled to, but not reimbursement of its direct expenses. Direct expenses incurred by, and reimbursable to, IPX by Old XCel of approximately $242,000 were paid following the Closing Date. IPX earned $221,728 and $0 for the three and nine months ended September 30, 2011, and from September 23, 2010 (Old Xcel’s inception) through September 30, 2010, respectively.

Amounts due to Stockholder

Robert D’Loren, Chairman and Chief Executive Officer and a principal stockholder of the Company, advanced certain expenses including but not limited to legal fees, banking fees, lender fees and appraisals on behalf of Old Xcel of approximately $162,000.  As of September 30, 2011, the Company had re-paid Mr. D’Loren for such advances.

Todd Slater

On August 12, 2011, Old XCel entered into a one year agreement which was amended on October 4, 2011, with Todd Slater, was appointed as a director of the Company commencing on October 17, 2011, for services related to the Company’s licensing strategy and introduction of potential licensees. Slater’s agreement provides for a one-tine fee in the amount of $52,500 for strategic and planning services related to the Company’s licensing strategy. In addition, during the term of the agreement or during the year following the expiration of the term of the agreement, if the Company enters into a license or distribution agreement with a licensee introduced by Mr. Slater, Mr. Slater will receive a commission equal to fifteen percent (15%) of all net royalties received by the Company during the first term of such agreement, payable within thirty days of receipt of the net royalties.  Mr. Slater earned $52,500 and $0 for the three and nine months ended September 30, 2011, and from September 23, 2010 through September 30, 2010, respectively.

 Jones Texas, LLC

On May 12, 2011, Old Xcel entered into an agreement with Jones Texas, LLC (the “Jones Texas Agreement”) pursuant to which Old Xcel agreed to pay Jones Texas, LLC consulting fees of $30,000 to assist in the restructure IM Ready’s couture and ready-to-wear apparel businesses, which fees became due and payable to Jones Texas, LLC upon the completion of such restructuring work and closing of the transactions pursuant to the Purchase Agreement. The Jones Texas Agreement was terminated on July 31, 2011, however given the related work had been completed by Jones Texas, LLC, Old Xcel recorded a $30,000 obligation to Jones Texas, LLC which obligation was paid upon the closing of the Merger and transactions under the Purchase Agreement. Ed Jones, a principal shareholder and chief executive officer of Jones Texas, LLC was appointed to the Company’s board of directors following the Merger, which appointment became effective on October 17, 2011. The Company has no further obligations under the Jones Texas Agreement.

Earthbound, LLC

Earthbound entered into a service agreement with Laugh Club, Inc. (“Laugh Club”) on November 6, 2001 whereby Laugh Club engaged Earthbound to provide brand management and design services for mass-merchandised retail products for the Isaac Mizrahi Business (the “Earthbound Agreement”).  Isaac Mizrahi, individually, is the controlling member and manager of Laugh Club and IM Ready-Made, LLC.  On September 3, 2002, Laugh Club assigned all of the rights and obligations in the Earthbound Agreement to IM Ready. Earthbound has no common ownership, direct or indirect, with either IM Ready or Laugh Club.

Effective as of the Closing Date, IM Ready and Earthbound entered into the Services Agreement pursuant to which Earthbound provided transitional services to IM Ready prior to the closing of the transactions pursuant to the Purchase Agreement and Contribution Agreement, for which Earthbound received from IM Ready $600,000 in cash on the Closing Date and IM Ready agreed to pay Earthbound a total of $1,500,000 in additional consideration over the next five years (See Note 4, Debt for details). The Company assumed such payment obligation from IM Ready pursuant to the Purchase Agreement. Jeff Cohen is a principal owner of Earthbound and sits on the Company’s board of directors.

Licensing Agent Agreement

On August 2, 2011, Old XCel entered into a licensing agent agreement with Adam Dweck (“AD”) who is an Executive Vice President of Earthbound pursuant to which AD is entitled to a five percent (5%); commission on any royalties we receive under any new license agreements that he procures for us during the initial term of such license agreements. We also granted to AD options to purchase 25,000 shares of common stock at an exercise price of $5.00 per share. One half of the options will vest on each of the first and second anniversary dates of the date of the award if the consultant procures licenses which generate $0.5 million or more of royalties for us during each such year. In addition, the agent may earn the right to receive additional warrants upon the satisfaction of certain agreed upon target performance criteria. AD is the son of Jack Dweck, who is a principal of Earthbound and has been granted observer rights related to the Company’s meetings of its board of directors.

Offering

Marisa Gardini, our Executive Vice President of Strategic Planning and Marketing and a director; the Irrevocable Trust of Rose Dempsey; the D’Loren Family Trust; James Haran, our Chief Financial Officer; Seth Burroughs, our Executive Vice President of Business Development and Treasury; and Mark DiSanto, a director, purchased 2; .495; .255; .15; .10 and .25 Units in the Offering (as defined in Note 6) for purchase prices of $1,000,000; $247,500; $127,500; $75,000; $50,000; and $125,000, on the same terms and conditions as other investors in the Offering.

8.	Subsequent Events

Effective as of November 9, 2011, Shares of the Company’s Common Stock are quoted on the OTCQB under the symbol XELB (formerly NFBHD and NFBH).

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements that are not historical facts contained in this report are forward looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These risks are detailed in our current Form 8-K fileed with the Securities and Exchange Commission on October 5, 2011. The words “believe”, “anticipate,” “expect”, “confident”, “project”, “provide”, “plan”, “likely”, “future”, “ongoing”, “intend”, :may”, :should”, :would”, “could”,  “guidance” and similar expressions identify forward-looking statements.

Executive Summary

On September 29, 2011, NetFabric Holdings, Inc., a Delaware corporation (the “Company”), XCel Brands, Inc., a Delaware corporation (“Old XCel”), NetFabric Acquisition Corp., a Delaware corporation (“Acquisition Corp.”) and wholly-owned subsidiary of the Company, and certain stockholders of the Company entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) pursuant to which Acquisition Corp. was merged with and into Old XCel, with Old XCel surviving as a wholly-owned subsidiary of the Company (the “Merger”).  Immediately following the Merger, Old Xcel was merged with and into the Company (the “Short Form Merger”) and the Company changed its name to Xcel Brands, Inc.

Old Xcel was incorporated in Delaware on September 23, 2010 for the purpose of acquiring the Isaac Mizrahi Business. On May 19, 2011, the Buyers entered into the Purchase Agreement with IM Ready, Isaac Mizrahi and Marisa Gardini, as amended, pursuant to which the Buyers acquired the Isaac Mizrahi Business in conjunction with the consummation of the Merger and Short Form Merger on September 29, 2011.

Prior to our acquisition of the Isaac Mizrahi Business, the business was a division of IM Ready, separate and apart from IM Ready’s other business divisions. The Isaac Mizrahi Business is a licensing and design services business which consists of certain assets of IM Ready, including (i) the IM Trademarks, (ii) the license agreements between IM Ready and third parties related to the IM Trademarks, (iii) design agreements with Liz Claiborne and QVC to design the “Liz Claiborne New York” brand for sale exclusively at QVC, and (iv) computers, design software, and other assets related to the licensing and design of the IM Trademarks and the design of the Liz Claiborne New York brand.  The Isaac Mizrahi Business’ model allows it to focus on its core competencies of managing, marketing and design services without many of the risks and investment requirements associated with a more traditional operating company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition is based on our financial statements.  The Company has consolidated the Isaac Mizrahi Business effective September 29, 2011.  Therefore the operating discussions in this section will cover our brief operating activities reported on our financial statements and separately report on Isaac Mizrahi Business up until the Closing Date with the unaudited financial statements of  the Isaac Mizrahi Business (A Division of IM Ready-Made, LLC) that are annexed as an  Exhibit to this Quarterly Report on Form 10-Q.

The Isaac Mizrahi Business accompanying statements present the assets, liabilities, revenues and expenses related to the historical operations of the Isaac Mizrahi Business on a carve-out basis in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and derived from the accounting records of IM Ready-Made, LLC (“IM Ready”).  The Isaac Mizrahi Business is not a separate legal entity, thus the financial statements are not necessarily indicative of the results of operations that would have occurred if the Isaac Mizrahi Business had been operated as a separate legal entity or as part of Xcel.

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

REVENUE RECOGNITION

Revenue is recognized when earned and recorded in the applicable period or date.    The Company’s policy is to analyze all revenue sources and understand the nature and structure of these revenue sources and identify the related events, in management’s judgment, that satisfies revenue recognition standards.

The primary business is licensing and managing the Isaac Mizrahi brand and namesake.  The Isaac Mizrahi Business provides the use of its proprietary trademarks and design and style guide services to third parties (the “Licensees”).  The Isaac Mizrahi Business does not own inventory and does not assume any liabilities or obligations of its licensees.

The Isaac Mizrahi Business has two types of revenues.  The first is royalty based on product sales and the other is design service fees based on services provided.

Royalty revenue recognition is based on minimum royalties and revenues in excess of the minimum (or all royalties under an agreement which does not provide for minimum royalties) based on a percentage of defined sales.  Minimum royalty revenue is recognized on a straight-line basis over each period, as defined in each license agreement.  Royalties in the  asbsent of or exceeding the defined minimum amounts are recognized as income during the period that corresponds to the licensee’s sales.  The rationale for recording minimum royalty income on the straight-line is based on the obligations the Company has relating to the license agreements.  In most cases, it is providing the use of trademarks and other intangible assets of the Company to its licensees.

Design service fees are recorded and recognized in accordance with the terms and conditions of each design fee contract, including the Isaac Mizrahi Business meeting its obligations and providing the relevant services under each contract.  Generally this is recording on a straight line basis each base fee as stated in each design fee service agreement for the covered period and, if applicable  recognizing additional payments in the period that it applies to.  The rationale for recording design service fee income on the straight-line is based on annual even fixed payments.

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost.  Depreciation and amortization are computed on the straight-line method over the following estimated useful lives of the related assets, which range from three to seven years for equipment and furniture and leasehold improvements are amortized over the shorter of the economic useful life of the improvement or the lease period. Maintenance and repairs are charged to operations, while betterments and improvements are capitalized.

INCOME TAXES

The effective income tax rate for the Current Nine Months is approximately 30%.  The Company has a net operating loss that we expect to have economic future tax benefits.  The Company has fully reserved against this benefit and accordingly has recorded current tax expense of $1,311 and $1,136 for the nine months and three months ended September 30, 2011, respectively.

Summary of operating results – Xcel Brands, Inc. and subsidiary

The Company operated the Isaac Mizrahi Business for 2 days ended September 30, 2011. The Company had no activity prior to September 30, 2010. Revenue for the three months and nine months ended September 30, 2011 were approximately $47,000, with the revenues generated from the newly acquired Isaac Mizrahi Business. The Company had a net loss of approximately $1,015,000 and $1,407,000 for the three months and nine months ended September 30, 2011, respectively.  The operating loss for the three months and nine months ended September 30, 2011 were approximately $1,435,000 and $1,826,000, respectively.

The operating loss includes $747,000 of stock based compensation and $621,000 of acquisition costs and due diligence expenses for the three months ended September 30, 2011 and $747,000 of stock based compensation of $952,000 of acquisition costs and due diligence expenses for the nine months ended September 30, 2011.

In connection with the acquisition of the Isaac Mizrahi Business, the Company recognized a bargain purchase price gain of $433,000. The Company recorded interest expense for the 2 days ended September 30, 2011.  Interest expense is recorded in connection with the Company’s $13.5 million principal amount term loan which brears interest at 8.5% interest rate per annum.  Other interest and finance charges were imputed interest and deferred finance amortization.  The combined interest expense amount for the three months and nine months ended September 30, 2011 was $13,000 for each period.

Summary of operating results – Isaac Mizrahi Business (A Division of IM Ready-Made, LLC)
{Through September 28, 2011}

The Isaac Mizrahi Business financial statements titled “IM Licensing Business (A Division of IM Ready-Made, LLC)” or “IM Licensing Business” is presented for the periods July 1, 2011 through September 28, 2011 and January 1, 2011 through September 28, 2011, and compared with the prior three months and nine months ended September 30, 2011.  The periods beginning July 1, 2011 and January 1, 2011 will be referred in this section as the three months ended and nine months ended, September 28, 2011, respectively.

The IM Licensing Business had net income of $1,202,000 for the three months September 28, 2011 as compared to $1,777,000 for the three months ended September 30, 2010.

The IM Licensing Business had net income of $3,922,000 for the nine months ended September 28, 2011 as compared $3,037,000 for the nine months ended September 30, 2010.

 Results of Operations for the Three Months Ended September 28, 2011 Compared to the Three Months Ended September 30, 2010

Revenue – Licensing and design service fees for the three months ended September 28, 2011decreased to $2,829,000 from $3,208,000 for the three months ended September 30, 2010. The decrease in revenue was mostly attributable to discontinued use of Company sourced products for sale through the QVC platform at the end of 2010. Vendor royalty payments for the three months ended September 30, 2010 were $334,000 compared with $5,000 for the three months ended September 28, 2011.  The 2 days ended September 30, 2011 resulted in $47,000 of revenue recognized by Xcel.

 Expenses – Total expenses for the three months ended September 28, 2011 increased to $1,504,000 from $1,352,000 for the three months ended September 30, 2010.

The primary increase in expenses was the increase in expenses related to the servicing of the license agreement with QVC caused by increased product sales volume.  This cost was $146,000 higher for the three months ended September 28, 2011 than it was for the three months ended September 30, 2010.  In addition, salaries increased by $42,000, rent increased by $15,000 and professional fees increased by $25,000 for the three months ended September 28, 2011 compared to September 30, 2010.

The salaries increased by 11% primarily due to increased staffing needs for the increased volume in the licensing business and change from reliance on vendors to internal personnel.
Base rent increased by almost $4,000 per month from the prior year.  Other rent payments make up the balance of the increase.
Professional fees increase was mostly attributable to legal fees relating to trademark matters and the sale of the Isaac Mizrahi Business.
Administrative costs decreased by $4,000 for the three months ended September 28, 2011 compared with the three months ended September 30, 2010.
Depreciation and amortization expenses remained flat at approximately $70,000 for each six month period.
Income taxes were higher for the three months ended September 30, 2010 by virtue of higher net income compared to the three months ended September 28, 2011.

Results of Operations for the Nine Months Ended September 28, 2011 Compared to the Nine Months Ended September 30, 2010

Revenue – Licensing and design service fees for the nine months ended September 28, 2011 increased to $8,618,000 from $6,729,000 for the nine months ended September 30, 2010. The increase in revenue was mostly attributable to increased royalties of $2,708,000 and $408,000 under the QVC license and Liz Claiborne license, respectively.  This was partly offset by a decrease in vendor royalty payments for the nine months ended September 28, 2011 by $1,220,000 compared the nine months ended September 30, 2010.  The 2 days ended September 30, 2011 resulted in $47,000 of revenues recognized by Xcel.

 Expenses – Total expenses for the nine months ended September 28, 2011 increased to $4,524,000 from $3,560,000 for the nine months ended September 30, 2010.

The primary increase in expenses was the increase in expenses related to the servicing of the license agreement with QVC.  This cost was $863,000 higher for the nine months ended September 28, 2011 than it was for the nine months ended September 30, 2010.  In addition salaries increased by $87,000, rent increased by $44,000 and professional fees increased by $71,000 for the nine months ended September 28, 2011 compared to September 30, 2010.

The salaries increased by 7% primarily due to increased staffing needs for the increased volume in the licensing business.
Base rent increased by almost $4,000 per month from the prior year.  Other rent payments make up the balance of the increase.
Professional fee increase is mostly attributable to legal fees relating to trademark matters and legal fees relating to the sale of the Isaac Mizrahi Business.

Administrative costs decreased by $100,000 for the nine months ended September 28, 2011 compared with the three months ended September 30, 2010.  This was the result of eliminating unnecessary costs and operating more efficiently.
Depreciation and amortization expenses remained flat at approximately $210,000 for each nine month period.
Income taxes were higher for the three months ended September 28, 2011 by virtue of higher net income compared to the nine months ended September 30, 2010.

Trend information discussion:

The Isaac Mizrahi Business has reported $8.6 million of revenues and $4.0 million of operating margin and $6.7 million of revenues and $3.2 million of operating margin for the nine months ended September 28, 2011 and September 30, 2010, respectively.  Included in these revenues for the nine months ended September 28, 2011 and September 30, 2010 is amortized revenue of $2.2 million and $2.3 million, respectively.  These amortized revenues are derived from advance payments received and recognized as revenue on a straight line basis over the life of the corresponding license agreement.

Likewise, there were prepaid expenses relating to a portion of these deferred revenues.  The amount of expense relating to the prepaid servicing of these revenues was $520,000 and nil for the nine months ended September 28, 2011 and nine months ended September 30, 2010, respectively.

Upon the acquisition, Xcel did not recognize or assume any value for the advance balances or prepaid expense because Xcel is not receiving the economic benefit, there is no basis for recognizing revenue going forward from prior advance payments received and retained by IM Ready.

Since the beginning of 2010 the Isaac Mizrahi Business has moved towards higher royalty revenues and less design service fees.  Royalty revenues have been primarily dependent on product sales on QVC.  Following the acquisition of the Isaac Mizrahi brand by the Company, new license agreements became effective for the Isaac Mizrahi brand, which are expected to increase overall revenues.  In addition, the Company is looking to expand product offerings and increase licensed royalty revenue by adding new product categories and entering into new licensed agreements.   As the Company adds new licenses it will reduce QVC licensed revenue concentration.

The Company expects revenues to increase from the amounts reported by the Isaac Mizrahi Business, without the inclusion of amortized revenues, based on expected further increasing sales volume of our current licensees and new license agreements taking effect following the aquisition.

The Company’s operating expense will have a different structure than Isaac Mizrahi Business operated under.  The Earthbound service fee is replaced by an in-house design and management team.  Based on anticipated levels of revenue, Xcel expects that its internal costs, including executive and employee compensation will be substantially equivalent to the amounts previously incurred by the Issac Mizrahi Business, including the amounts paid to Earthbound.

In addition to the Closing Consideration and the escrowed funds, IM Ready will be eligible to earn additional shares of Common Stock with a value of up to $7,500,000 (the “Earn-Out Value”) each year for the four consecutive years after the Closing Date, with the number of shares to be issued based upon the greater of (i) $4.50 and (ii) average stock price for the last twenty days in such period and with such earn-out payment contingent upon the Isaac Mizrahi Business achieving the royalty targets set forth below during those years.

The dollar value of the stock the Company is required to issue increases from $3,000,000 if net royalty income of the Isaac Mizrahi Business exceeds 40% of the royalty target up to $7,500,000 if the royalty target is met or exceeded.  The royalty targets are $16,000,000, $20,000,000, $22,000,000 and $24,000,000 for the four years following the acquisition.

Management has analyzed and quantified the expected earn out payments over the four years following the acquisition. This amount has been recorded as a long-term obligation, discounted by 9.25%, (the Company’s estimated borrowing rate) and will record the difference as imputed interest expense in each period subsequent to the expected payment.  The Earn-Out Value is payable solely in stock.  Management will assess no less frequent than 2 times per year the status of this contingent obligations.  Any change in the expected obligation will result in an expense or income in the period in which it is determined fair market value of the carrying value has changed. The Earn-Out Value is payable solely in stock.

The termination of the Earthbound Agreement is expected to have minimal effect on direct expenses and operating margins for the short term.  Direct expense savings will be realized by the Company as license royalty revenues increase and the incremental direct costs are expected to be minimal compared with the fee structure under the Earthbound Agreement.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund working capital needs, and to a lesser extent, capital expenditures. At September 30, 2011 and December 31, 2010, our unrestricted cash totaled $4,128,000 and nil, respectively.  We believe that cash from future operations as well as currently available cash will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future, which takes into account the debt service of our $13.5 million Term Loan and our real property lease obligation and to make necessary upgrades to the Company’s infrastructure and technology.

The Company’s business model does not require significant capital expenditures nor does it require the Company to advance expenses such as inventory.

Our term loan facility requires us to repay current interest quarterly at 8.5% per annum. Principal payments are not required until 2013.

Prior to September 29, 2011 cash flow requirements for the Isaac Mizrahi Business were funded by IM Ready, and cash management functions were not performed at the Isaac Mizrahi Business level. The Isaac Mizrahi Business did not maintain a separate cash account and it is not possible to determine the cash flows directly attributable to the Isaac Mizrahi Business.

Operating Activities

Net cash used in operating activities was $755,000 for the nine months ended September 30, 2011.  The Company’s largest expense $952,000, was related to acquisition and due diligence costs of the acquisition of the Isaac Mizrahi Business.  The Company operated the Issac Mizrahi Business for only two days for the Nine months ended September 30, 2011.  There are no comparable results for the prior period.

Investing Activities

Net cash used in investing activities was $11,849,000 for the nine months ended September 30, 2011.  The use of cash related to the acquisition of the Isaac Mizrahi Business, including paying $10,174,000 to  IM Ready and $1,500,000 of  IM Ready assumed obligation of on September 29, 2011 (the “Closing Date”)  The Company also has reserved $175,000 as security for the Company’s real property lease.  There are no comparable results for the prior period.

Financing Activities

Net cash provided by investing activities was $16,732,000 for the nine months ended September 30, 2011.  The Company received $13,500,000 in proceeds from senior term loan on the Closing Date.  For the nine months ended September 30, 2011, the Company received $4,305,000 from the issuance of common stock on the Closing Date.  The Company incurred deferred finance costs and expenses related to equity and recapitalization of $611,000, and 463,000, respectively.  There are no comparable results for the prior period.

ITEM 3. CONTROLS AND PROCEDURES

A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act are accumulated and communicated to management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") , as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of September 30, 2011, the date of that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act are recorded, processed, summarized and reported as and when required.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously reported on the Company’s current report in Form 8-K filed with the Securities and Exchange Commission on October 5, 2011.

ITEM 5. EXHIBITS

(a) Exhibits:

31.1 Rule 13a-14(a)/15d-14(a) Certification (CEO)

31.2 Rule 13a-14(a)/15d-14(a) Certification (CFO)

32.1 Section 1350 Certification (CEO)

32.2 Section 1350 Certification (CFO)

99.1 Isaac Mizrahi Business Unaudited Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 21, 2011	By:	/s/ Robert W D’Loren
Name: Robert W. D’Loren
Title: Chairman and Chief Executive Officer

	By:	/s/ James Haran
Name: James Haran
Title: Chief Financial Officer and Vice President