Form 10-K
period 2011-12-31
XCel Brands, Inc.
filed 2012-03-30
CIK 1083220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

 (Mark One)

☒ ANNUAL REPORT PURUSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

 1934

For the fiscal year ended: December 31, 2011

Commission File Number: 0-21419

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

XCEL BRANDS, INC.

 (Name of Registrant as specified in its charter)

Delaware	76-0307819
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

475 Tenth Avenue, New York, NY 10018
(Address of Principal Executive Offices)

(347) 727-2474

(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer
Non-accelerated filer	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter. $438,513 based upon the average bid and asked price of such common stock on June 30, 2011.

The number of shares of the issuer’s common stock issued and outstanding as of March 23, 2012 was 5,810,444 shares.

Documents Incorporated By Reference: None

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, principally in the sections entitled “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements.  We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “ongoing,” “could,” “estimates,” “expects,” “intends,” “may,” “appears,” “suggests,” “future,” “likely,” “goal,” “plans,” “potential,” “projects,” “predicts,” “should,” “would,”, “guidance,” or “will” or the negative of these terms or other comparable terminology.  Although we do not make forward looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this Annual Report on Form 10-K, which may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  Moreover, we operate in a very competitive and rapidly changing environment.  New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.  All forward-looking statements included in this document are based on information available to us on the date hereof, and we assumes no obligation to update any such forward-looking statements

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Annual Report on Form 10-K.  Before you invest in our securities, you should be aware that the occurrence of the events described in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K could negatively affect our business, operating results, financial condition and stock price.  Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform our statements to actual results or changed expectations.

Item 1. Business

Corporate Background

Xcel Brands, Inc. (formerly NetFabrics Holdings, Inc. {the “Company”}) was incorporated on August 31, 1989 in the State of Delaware under the name Houston Operating Company. On April 19, 2005, we changed our name to NetFabric Holdings, Inc. On September 29, 2011, the Company, Xcel Brands, Inc., a privately held Delaware corporation (“Old XCel”), Netfabric Acquisition Corp., a Delaware corporation (“Acquisition Corp.”) and wholly-owned subsidiary of the Company, and certain stockholders of the Company entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) pursuant to which Acquisition Corp. was merged with and into Old XCel, with Old XCel surviving as a wholly-owned subsidiary of the Company (the “Merger”).  Immediately following the Merger, Old XCel was merged with and into the Company (the “Short Form Merger”) and the Company changed its name to Xcel Brands, Inc.  Pursuant to the Merger, the Company acquired all of the outstanding capital stock of Old XCel in exchange for issuing an aggregate of 944,688 shares of Common Stock, par value $0.001 per share (the “Common Stock”) to Old XCel’s stockholders at a ratio of 9,446.88 shares of Common Stock for each share of Old XCel common stock outstanding at the effective time of the Merger.  As a result of the Merger and certain related transactions as described herein, Old XCel’s former stockholders and the IM Ready (as defined below) stockholders became the majority stockholders of the Company.  Shares of the Company’s Common Stock are quoted on the OTCQB under the symbol XELB.

Also in connection with the Merger and related transactions, as more fully described herein, the Company issued (i) 2,759,000 shares of Common Stock to IM Ready-Made, LLC, a New York limited liability company (“IM Ready”), and 944,688 shares of Common Stock to Earthbound, LLC (“Earthbound”), both in satisfaction of Old XCel’s obligations under an asset purchase agreement with IM Ready (the “Purchase Agreement”) and (ii) 47,132 shares of Common Stock to Mr. Stephen J. Cole-Hatchard (or his designees), a then-current director of the Company, for his agreement to continue to serve as a director of the Company until the effectiveness of an information statement that was filed with the Securities and Exchange Commission (the “Commission”) in connection with the Merger and as required by Rule 14f-1 promulgated under the Securities Exchange Act, as amended (the “Exchange Act”), which statement became effective on October 17, 2011 (the “Effective Date”).

On September 28, 2011, the Company filed an amendment to its certificate of incorporation and affected a 1 for 520.5479607 reverse stock split such that holders of Common Stock prior to the Merger held a total of 186,811 shares of Common Stock and options and warrants to purchase 1,065 shares of Common Stock immediately prior to the Merger.  After giving effect to the Merger, the Offering, the Loan and the transactions related thereto (all as defined and described herein), there were 5,743,319 issued and outstanding shares of Common Stock as of the Closing Date (as defined below), and 5,810,444 as of December 31, 2011. All numbers of shares of Common Stock referenced herein are on a post-split basis.

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

On May 19, 2011, Old XCel and IM Brands, LLC (“IM Brands”), which was then a wholly-owned subsidiary of Old XCel (together, the “Buyers”), entered into an asset purchase agreement, as amended (the “Purchase Agreement”), with IM Ready, Isaac Mizrahi and Marisa Gardini, pursuant to which the Buyers acquired certain assets of IM Ready, including (i) the “Isaac Mizrahi” brands (including the trademarks and brands “Isaac Mizrahi New York”, “Isaac Mizrahi” and “IsaacMizrahiLIVE”) (collectively, the “IM Trademarks”), (ii) the license agreements between IM Ready and certain third parties related to the IM Trademarks including a license agreement with QVC, Inc. (“QVC”) (the “QVC Agreement”), (iii) design agreements with Liz Claiborne, Inc. (“Liz Claiborne”) (the “LCNY Agreement”) and QVC (the “Design Agreement”) to design the “Liz Claiborne New York” brand for sale exclusively at QVC and (iv) computers, design software, and other assets related to the licensing and design of the IM Trademarks and the design of the Liz Claiborne New York brand (together with the IM Trademarks, the LCNY Agreement, the Design Agreement, the “Isaac Mizrahi Business”).  The parties consummated the asset purchase contemplated by the Purchase Agreement on September 29, 2011.

Pursuant to an agreement between IM Ready and Earthbound, LLC (“Earthbound”), a design and licensing company (the “Earthbound Agreement”), Earthbound had certain rights related to the IM Trademarks and provided certain design services for IM Ready.  In connection with the consummation of the acquisition by the Company of the Isaac Mizrahi Business, Old XCel and Earthbound entered into a contribution agreement (the “Contribution Agreement”) pursuant to which, on the Closing Date, Earthbound contributed to the Company (i) the Earthbound Agreement and (ii) certain assets relating to the operation of the Isaac Mizrahi Business including archives, designs, certain intellectual property rights, software and equipment (the “Earthbound Assets”) in exchange for 944,688 shares of Common Stock and also purchased one (1) Unit in the Offering (as defined in Note 6 to the Financial Statements).  The closing of the acquisition of the Isaac Mizrahi Business and Earthbound Assets occurred in conjunction with the consummation of the Merger, after which the Company terminated the Earthbound Agreement. The 944,688 shares of the Company’s Common Stock Earthbound received were valued at $3,155,258 based on the Effective Share Purchase Price.

Pursuant to the Purchase Agreement, at the closing, the Buyers delivered (i) to IM Ready (a) $9,673,568 in cash, (b) a promissory note (the “Seller Note”) in the principal amount of $7,377,432 and (c) 2,759,000 shares of common stock of the Company (the “IM Ready Stock Consideration”), and (ii) to an escrow agent $500,000 that the escrow agent subsequently paid to IM Ready (together, the “Closing Consideration”).  The Company also pre-paid $122,568 of interest on the Seller Note on the Closing Date and agreed to include up to 1,200,000 of the shares of the IM Ready Stock Consideration in the registration statement which the Company has agreed to file to register for resale of the shares and Warrant (defined below) shares of the Investors (the “Registration Statement”).

The Company accounts for purchase of the Isaac Mizrahi Business using the acquisition method of accounting.  In accordance with Accounting Standards Codification 805, Business Combinations, the total purchase consideration is allocated to certain net tangible and identifiable intangible assets acquired, and liabilities assumed, based on their estimated fair values as of September 29, 2011.

The purchase price for the acquisition is being allocated as follows:

Components of purchase price:

Cash paid at closing	$9,674,000
Cash deposited with escrow agent	500,000
3,703,688 shares of common stock of the Company valued at $3.34 per share	12,370,000
Seller Note	7,377,000
Seller Note discount (See Note 5 to the Financial Statements)	(1,740,000)
Contingent obligations – Due to Seller	17,766,000
Long term installment obligation (Earthbound) (See Note 4, Debt)	1,132,000
Seller Licensee obligation assumed and paid at closing	1,500,000
Total purchase price	$48,579,000

Preliminary allocation of purchase price:

Trademark and other related intangible assets	$57,596,000
Property, furniture and equipment	1,233,000
Deferred tax liability	(10,250,000)
Total assets acquired	$48,579,000

The Seller Note initially matures three years from the Closing Date (the “Maturity Date”) subject to extension as described in Notes to the Consolidated Financial Statements (the date to which the maturity date of the Seller Note is extended is referred to as the “Subsequent Maturity Date”).  We have the right to pay the Seller Note in cash at the Maturity Date or, subject to the following conditions, in shares of Common Stock.  If we elect to repay the outstanding principal amount of the Seller Note on the Maturity Date by issuing shares of Common Stock, the number of shares issuable will be obtained by dividing the principal amount of the Seller Note then outstanding by the greater of (i) the fair market value of the Common Stock on the Maturity Date and (ii) $4.50 subject to certain adjustments; provided, however, that if the fair market value of the Common Stock is less than $4.50 as adjusted, IM Ready will have the option to extend the maturity of the Seller Note to the Subsequent Maturity Date. If the maturity date of the Seller Note is so extended, IM Ready will have the option to convert the Seller Note into Common Shares based on the greater of (i) the fair market value of the Common Stock on the Subsequent Maturity Date and (ii) $4.50, subject to certain adjustments.  If the maturity date of the Seller Note is extended, we will also have the option to repay the outstanding principal amount of the Seller Note on the Subsequent Maturity Date in cash or by issuing the number of shares of Common Stock obtained by dividing the principal amount of the Note outstanding on the Subsequent Maturity Date by the fair market value of the Common Stock on the Maturity Date.  In addition, at any time the Seller Note is outstanding, we have the right to convert the Seller Note, in whole or in part, into the number of shares of Common Stock obtained by dividing the principal amount to be converted by the fair market value of the Common Stock at the time of the conversion, so long as the fair market value of our Common Stock is at least $4.50. The Company may only pay the Seller Note in cash if it has satisfied all of its obligations with its Lender.

In addition to the Closing Consideration and the escrowed funds, IM Ready will be eligible to earn additional shares of Common Stock with a value of up to $7,500,000 (the “Earn-Out Value”) each year for four consecutive years after the Closing Date, with the number of shares to be issued based upon the greater of (i) $4.50 and (ii) average stock price for the last twenty days in such period and with such earn-out payment contingent upon the Isaac Mizrahi Business achieving the “Net Royalty Income” targets set forth below during those years.  The Earn-Out Value is payable solely in stock.  Under the Purchase Agreement, “Net Royalty Income” means booked revenue for the Isaac Mizrahi Business, less the sum of advertising royalties, commissions paid to third parties, payments under royalty sharing or participation agreements, and international withholding (solely to the extent the Buyers are unable to claim a federal tax credit with respect to such international withholding) and other transfer taxes, in each case to the extent related to such booked revenue, calculated in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”); provided, however, that, (i) Net Royalty Income shall not include any deferred revenues recognized during the period for which Net Royalty Income is being calculated for which the Buyers have not received the related payment, and (ii) in the event of the termination of a license agreement with respect to the Isaac Mizrahi Business, the calculation of Net Royalty Income shall not include any revenue accelerated as a result of termination for which termination the Buyers have not received the related payment.

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

In addition the Company would be required to pay IM Ready $2,765,500, payable in cash or Common Stock, at the Company’s option, contingent upon the Isaac Mizrahi Business receiving aggregate net royalty income of at least $2,500,000 from QVC, Inc. in the twelve month period ending on the four year anniversary of the Closing Date with such stock based upon the greater of (x) $4.50 and (y) fair market value of the common stock at the time of such issuance (the “QVC Earn-out’).  The 4th anniversary from the date of the closing is September 29, 2015.   The QVC Agreement current term runs through September 30, 2015.  Management has determined that is probable that the $2.5 million in net royalty income from QVC will be met.  Therefore, the Company has elected to record $2,765,500 as a long-term obligation. Management will assess no less frequent than each reporting period the status of this contingent obligation.  Any change in the expected obligation will result in an expense or income in the period in which it is determined fair market value of the carrying value has changed.

Pursuant to a voting agreement entered into in connection with the Purchase Agreement (“Voting Agreement”), IM Ready agreed to appoint a person designated by the board of directors of the Company as IM Ready’s irrevocable proxy and attorney-in-fact with respect to the shares of the Common Stock to be received by IM Ready in connection with the Merger. The board of the directors of the Company has designated Robert D’Loren to act as IM Ready’s irrevocable proxy and attorney in fact with respect to such shares of Common Stock. Pursuant to the Voting Agreement, such proxy holder is required to vote in favor of matters recommended or approved by the board of directors of the Company.

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

Private Placement

Simultaneously with the closing of the Merger, we completed an offering (the “Offering”), raising proceeds of $4,305,000, through the sale of 8.61 units (each, a “Unit,” and collectively, the “Units”), each Unit consisting of One Hundred Thousand (100,000) shares of Common Stock and a Warrant to purchase Fifty Thousand (50,000) shares of Common Stock, at an exercise price of $0.01 per share (the “Warrants” and together with the Common Stock the “Securities”) at a price of $500,000 per Unit.  Certain executive officers and their affiliates purchased 4.25 Units in the Offering on the same terms and conditions as other Investors (the “Insider Participation”).

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

In connection with the Offering, we issued to the placement agent, for placement agent services and as nominal consideration, five-year warrants (the “Agent Warrants”) to purchase 9,800 shares of Common Stock, exercisable at any time at a price equal to $5.50 per share, valued at approximately $3,000.

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

The Company granted to the holders of the Lender Warrants (as defined herein) piggy-back registration rights with respect to the shares of Common Stock issuable upon exercise of the Lender Warrants and the shares issuable upon exercise of the Lender Warrants were included in the Registration Statement.

The Company filed its initial Registration Statement with the SEC on October 28, 2011, which it plans to amend based upon comments received by the Securities and Exchange Commission.

Term Loan

On September 29, 2011, IM Brands, a wholly-owned subsidiary of the Company, entered into a five year senior secured facility (the “Loan”) with Midmarket Capital Partners, LLC (“MidMarket”) in the aggregate principal amount of $13,500,000. The Loan is secured by all of the assets and membership interests of IM Brands, and is guaranteed by the Company.  The Company paid a closing fee of $405,000 to MidMarket, which was equal to three percent (3%) of the committed amount.

The principal amount of the Loan is payable quarterly as follows:  0% until January 5, 2013, 2.5% on January 5, 2013 through October 5, 2013,; 3.75% on January 5, 2014 through October 5, 2014; 6.25% on January 5, 2015 through October 5, 2015; 12.5% on January 5, 2016 through the maturity date, which is the date that is 5 years after the closing date.

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

Lender Warrants. At the closing of the Loan, the Company issued to MidMarket seven year warrants (the “Lender Warrants”) to purchase 364,428 shares of the Common Stock, representing 5% of the Common Stock outstanding as of the Closing Date on a fully diluted basis.  The warrants have an exercise price of $0.01 and contain a cashless exercise provision.  The Company granted to the holders of the Lender Warrants piggy-back registration rights with respect to the shares of Common Stock issuable upon exercise of the Lender Warrants.  The carrying value of the Loan has been reduced by the market value of the warrants, equal to $3.33 (market value $3.34 less exercise price $0.01) per share.  The Company used the black scholes method to determine valuation.  The amount of the original loan discount is $1,214,000, resulting in an initial net loan balance of $12,286,000.  The Loan balance as of December 31, 2011 is $12,344,022.

Financial Covenants.  So long as the Loan remains unpaid or unsatisfied, IM Brands shall not, and shall not permit any of its subsidiaries to, directly or indirectly:

1.	Minimum Liquidity . Permit Excess Liquidity to be less than the amount set forth below during each applicable period set forth below:

Fiscal Quarter	Excess Liquidity
September 29, 2011 through December 31, 2011	$1,500,000
January 1, 2012 through March 31, 2012	$1,750,000
April 1, 2012 through June 30, 2012	$2,250,000
July 1, 2012 through September 30, 2012	$2,750,000
October 1, 2012 through June 30, 2013	$3,000,000
July 1, 2013 through September 30, 2013	$3,250,000
October 1, 2013 through March 31, 2014	$3,500,000
April 1, 2014 through June 30, 2014	$3,750,000
July 1, 2014 and thereafter	$4,000,000

2.	Capital Expenditures . Permit the aggregate amount of Capital Expenditures to exceed $400,000 (whether or not financed) per year.

3.	Consolidated Fixed Charge Coverage Ratio . Permit the Consolidated Fixed Charge Coverage Ratio as of the end of each of the fiscal quarters ending on the dates (or for the periods) set forth for the period of four fiscal quarters ending on such dates (or for the periods) below to be less than the ratio set forth below opposite such period:

Trailing Four Fiscal Quarters Ending	Minimum Fixed Charge Coverage Ratio
September 30, 2012 and December 31, 2012	1.90 to 1.00
March 31, 2013 and June 30, 2013	1.60 to 1.00
September 30, 2013, December 31, 2013, March 31, 2014, June 30, 2014 and September 30, 2014	1.50 to 1.00
December 31, 2014 and March 31, 2015	1.30 to 1.00
June 30, 2015 and thereafter	1.15 to 1.00

4.	Consolidated Total Leverage Ratio . Permit the Consolidated Total Leverage Ratio as of the end of each of the fiscal quarters ending on the dates (or for the periods) set forth for the period of four fiscal quarters ending on such dates (or for the periods) below to be greater than the ratio set forth below opposite such period:

Trailing Four Fiscal Quarters Ending	Maximum Consolidated Leverage Ratio
September 30, 2012 and December 31, 2012	3.50 to 1.00
March 31, 2013	3.30 to 1.00
June 30, 2013 and September 30, 2013	3.00 to 1.00
December 31, 2013	2.75 to 1.00
March 31, 2014	2.25 to 1.00
June 30, 2014 and thereafter	2.00 to 1.00

5.	Minimum Consolidated EBITDA . Permit Consolidated EBITDA as of the end of each of the fiscal quarters ending on the dates set forth for the period of four fiscal quarters ending on such dates below to be less than the amount set forth opposite such quarter in the table below; provided that for the fiscal quarters ended on December 31, 2011, March 31, 2012 and June 30, 2012, such periods shall be one fiscal quarter, two fiscal quarters and three fiscal quarters, respectively:

Fiscal Quarter	Consolidated EBITDA
December 31, 2011	$250,000
March 31, 2012	$1,250,000
June 30, 2012	$2,500,000
September 30, 2012	$4,000,000
December 31, 2012 and March 31, 2013	$4,250,000
June 30, 2013	$4,500,000
September 30, 2013	$4,750,000
December 31, 2013 and thereafter	$5,000,000

Overview of the Business

The Company’s primary business is the design, licensing and marketing of the Isaac Mizrahi trademarks and brands including “Isaac Mizrahi New York”, “Isaac Mizrahi”, “Isaac Mizrahi Jeans”, “M.” and “IsaacMizrahiLIVE” (the “Isaac Mizrahi Brands”) and the design business related to the Liz Claiborne New York brand (the “LCNY Brand”). The Company’s focus is on licensing its owned brands for promotion and distribution through an Omnichannel retail sales strategy including distribution through Direct-Response Television (i.e. QVC), the Internet, and traditional bricks-and-mortar retail channels. The Company operates in a “working capital light” business model, licensing the Isaac Mizrahi Brands through its wholly-owned subsidiary IM Brands, LLC and generating royalty and design revenues through licensing and other agreements with wholesale manufacturers, sourcing and design companies, and retailers. The Company does not currently plan to manufacture products, or open bricks-and-mortar retail stores. By partnering with licensing partners who have significant expertise in designing, sourcing, and selling products through wholesale and retail distribution channels, the Company is able to focus on licensing its brands, providing design direction and in certain cases, product designs to its licensees, coordinating merchandising among its licensees, and marketing through social media marketing and other conventional means (advertising, public relations). This model minimizes the need for the Company to spend significant amounts in capital expenditures or inventory purchases related to its brands. The Company’s primary focus is on growing its revenues related to the Isaac Mizrahi Brands and LCNY Brand, but in the future may acquire and/or enter into licensing agreements with other brands in order to leverage its licensing, design, and/or marketing expertise to grow its revenues through its Omnichannel retail sales strategy.

Licensing Business

Our licensing activities focus on licensing the Isaac Mizrahi Brands to wholesale manufacturers, sourcing and design companies, and retailers for promotion and distribution through an Omnichannel retail sales strategy including Direct-Response Television (i.e. QVC), the Internet, and traditional bricks-and-mortar retail channels. In connection with such licensing activities, we provide design support to licensees of the Isaac Mizrahi Brands where appropriate, and coordinate merchandising between our various licensees. We also conduct traditional marketing, advertising, public relations, and social media marketing campaigns for the Isaac Mizrahi Brands, and coordinate such activities with our licensees as we determine to be appropriate.

QVC Licensing Agreement.  Through its wholly-owned subsidiary, IM Brands, the Company acquired a direct-to-retail license agreement with QVC that was entered into in January 2009 and amended and restated on September 29, 2011 in connection with the Company’s acquisition of the Isaac Mizrahi Brands (as amended, the “QVC Agreement”).  Pursuant to the QVC Agreement, IM Brands designs, and QVC sources and sells, various products under the “IsaacMizrahiLIVE” brand.  The IsaacMizrahiLIVE licensing program launched on QVC in 2010, and includes the sale of products across various categories including apparel, footwear, handbags, jewelry, accessories, kitchen, and home goods through QVC’s television media and related Internet sites primarily in the United States.

Pursuant to the QVC Agreement, IM Brands has granted to QVC and its affiliates the exclusive, worldwide right to promote IsaacMizrahiLIVE products and the right to use and publish the related trademarks, service marks, copyrights, designs, logos and other intellectual property rights owned, used, licensed and/or developed by IM Brands for an initial term lasting until September 30, 2015 (with automatic one-year renewal periods unless terminated by either party).  IM Brands has also granted to QVC and its affiliates, during the same period, exclusive, worldwide rights to promote third party vendor “co-branded products” that, in addition to bearing and being marketed in connection with the trademarks and logos of such third party vendors, also bear or are marketed in connection with the IsaacMizrahiLIVE trademark and related logo.  Finally, in connection with the foregoing and during the same period, QVC and its subsidiaries have the exclusive, worldwide right to use Isaac Mizrahi’s name, likeness, image, voice and performance to promote IsaacMizrahiLIVE products and co-branded products.  QVC is permitted during this period to promote products that are in competition with IsaacMizrahiLIVE products and co-branded products.

In exchange for the rights granted to QVC pursuant to the QVC Agreement, QVC is obliged to pay to IM Brands, on a quarterly basis, royalty payments based upon the “Net Retail Sales” of IsaacMizrahiLIVE products and co-branded products.  Under the QVC Agreement, “Net Retail Sales” means the aggregate amount of all revenue generated through the sale of IsaacMizrahiLIVE products or co-branded products by QVC and its subsidiaries under the QVC Agreement, excluding freight, shipping and handling charges, customer returns, and sales, use or other taxes.

Notwithstanding IM Brands’ grant of worldwide promotion rights to QVC, IM Brands may, with the permission of QVC, sell any of the IsaacMizrahiLIVE products to “Prestige Retailers” or via “Company Media” in exchange for making reverse royalty payments to QVC based on the net retail sales of such products to Prestige Retailers or via Company Media.  Under the QVC Agreement, (i) “Prestige Retailers” refers to the stores and the respective internet websites of high-end Brick and Mortar Retailers (companies whose primary means of deriving revenue is marketing and selling consumer products to end-users of such consumer products at a physical location) such as Neiman Marcus, Bloomingdales and Macy’s Department Stores, but excluding discount divisions of such companies and any mass merchants such as drugstores, warehouse stores and companies such as Sears, JC Penney, Target, Walmart and Kmart; and (ii) “Company Media” refers to “Isaac Mizrahi” and “Isaac Mizrahi New York”-branded brick and mortar retail stores and internet websites, if any. The Company does not currently sell any of the IsaacMizrahiLIVE products through any of these distribution channels.

Under the QVC Agreement, IM Brands may also earn revenue from (i) the sale, license, consignment or any other form of distribution of any products, bearing, marketed in connection with or otherwise associated with IM Brands’ trademarks and brands (including the Isaac Mizrahi Brands”) and/or (ii) the licensing of any and all intellectual property rights with respect to any and all products, including IsaacMizrahiLIVE products, bearing, marketed in connection with or otherwise associated with IM Brands’ trademarks and brands; provided that it pays specified portions of the revenues earned from the foregoing sale activities to QVC.

IM Brands is restricted from selling products under the Isaac Mizrahi Brands or any of its other trademarks and brands (including the trademarks, copyrights, designs, logos and related intellectual property themselves) to Kmart, Walmart, Sears Roebuck & Co., or a direct competitor of QVC (defined as any entity other than QVC, including HSN, Inc. and Value Vision Media, Inc., whose primary means of deriving revenue is the transmission of Direct-Response Television programs, including the Home Shopping Network, ShopNBC, America's Store and Shop at Home Network).  To the extent that brands or other products (other than those under the IM Trademarks) are held directly by the Company or any subsidiary of the Company other than IM Brands, however, such brands or products may be sold to any Direct-Response Television retailer or other competitor of QVC.

In addition to the foregoing, the QVC Agreement provided for QVC removing certain restrictions that it had on the IM Trademarks (aside from the “IsaacMizrahiLIVE” trademarks) prior to the Merger; the payment to QVC of certain amounts on the closing of the Merger and related transactions as satisfaction of certain amounts that IM Ready and Earthbound owed to QVC; and QVC permitting the Company to promote its bricks-and-mortar collections on QVC’s television program subject to certain terms and restrictions. The Company also agreed to provide QVC with a key-man life insurance policy to provide payment to QVC in the event of a death of Isaac Mizrahi.

At the time of the acquisition of the Isaac Mizrahi Business, the QVC Agreement was the only business agreement under which the Isaac Mizrahi Brands were generating licensing revenue.  For the period January 1, 2011 to September 28, 2011 and the year ended December 31, 2010, the original agreement with QVC accounted for 62% and 46%, respectively, of the Isaac Mizrahi Business’s revenue. For the period September 29, 2011 to December 31, 2011, the QVC Agreement represented 67% of the Company’s revenues.

Other Licensing Agreements.  As of December 31, 2011, the Company entered into 18 additional licensing agreements related to the Isaac Mizrahi Brands. The terms of the agreements generally range from three to six years with renewal options. These other license agreements represented approximately 10% of the Company’s total revenues for the period September 29, 2011 to December 31, 2011. As of March 23, 2012 the number of additional license agreements grew to 23 with license agreements in effect for the Isaac Mizrahi Brands for the following categories:

•	Footwear
•	Handbags, Luggage, Backpacks, and Small Leather Goods
•	Fragrance, Home Fragrance, and Bath and Body
•	Women’s Denim (including jeans, and denim-related knit tops, woven tops and bottoms)
•	Mens’ Shirts and Ties
•	Timepieces
•	Fine Jewelry
•	Costume Jewelry
•	Sunwear, Eyewear and Reading Glasses
•	Socks and Hoisery
•	Women’s Intimate Apparel including Shapewear, Sleepwear, and Loungewear
•	Infant Apparel
•	Womens’ and Childrens’ Outerwear
•	Bridal and Bridal Accessories
•	Home - Dinnerware including accessories and mugs (in ceramic, stoneware, porcelain, Melamine and Melacore), Glassware, Flatware, Cutlery, Cookware, Bakeware, Kitchen Gadgets and Melamine.
•	Home - Picture Frames
•	Home - Window Treatments (Curtains, Panels, Valences, Window Scarves, Kitchen Curtains and Decorative Window Hardware)
•	Home – Bedding, Towels, and other Bath Linens
•	Home – Paper Plates, Napkins, and Serveware
•	Furniture, Rugs, Accent Lighting
•	Hydration Products, Shopping Bags, Diaper Bags, Light Luggage
•	Audio Products (Headphones and Ear-Buds), iPad and iPod Cases, USB Devices, SmartPhone Charers and Cords
•	Music compilations

The Company is also in negotiations and/or discussions with licensees to license the Isaac Mizrahi Brands in additional categories. In certain cases, the Company has engaged licensing agents to assist in the procurement of such licenses for which IM Brands or the licensees pay such agents fees based upon a percentage of the net sales of licensed products by such licensees. While many of the new and proposed licensing agreements will likely require the Company to provide seasonal design guidance, most of our new and prospective licensing partners have their own design staff, and the Company therefore expects to have low incremental overhead related to expanding our licensing business. The Company will endeavor, where possible, to require licensees to provide guaranteed minimum royalties under their license agreements.

The Company’s licensees plan to sell licensed products through bricks-and-mortar retailers, internet websites, and in certain cases will supply products to QVC for sale through its Direct-Response Television programs and/or through its internet website. Based upon the time required to design, market, and produce products for sale through these distribution channels, the Company does not expect any of these licensees to sell licensed products under the Isaac Mizrahi brands prior to the Fall 2012 season. However, based upon guaranteed minimum royalties required under many of the license agreements, the Company has recognized and expects to continue to recognize revenue related to the licensing of the Isaac Mizrahi Brands prior to the sale of licensed products by its licensees. The Company also intends to enter into distribution agreements and/or licensing agreements with international partners through which its licensees can sell products under the Isaac Mizrahi Brands internationally.

Design Services

The Company provides design services to certain of its licensees, and in some cases, to select brands owned by third parties. The Company intends to provide seasonal design guidance (such as style guides) and product approvals for its licensees, but in general with the exception of the QVC Agreement and LCNY Agreement, the design of products is expected to be completed by the licensees.  Under the QVC Agreement, the Company is required to provide product designs to QVC for the “IsaacMizrahiLIVE” brand.

Liz Claiborne New York Design Services Agreement .  In connection with the acquisition of the Isaac Mizrahi Business, the Company assumed and entered into an amended and restated agreement (the “LCNY Agreement”) with Liz Claiborne Inc. (“LC”) and QVC.  Pursuant to the LCNY Agreement, the Company provides design services to LC for the Liz Claiborne New York brand, which is sold exclusively through QVC.

Pursuant to the LCNY Agreement, Isaac Mizrahi or another spokesperson agreeable to the Company, QVC and LC (any such person, the “Designer”), must be made available to act as creative director for the LCNY line of products and for print or other media campaigns (Isaac Mizrahi does not currently promote the products or line, but QVC and LC may require that a Designer promote the products on QVC in the future).  As creative director, the Designer works with and directs a LCNY design staff employed by the Company.  The initial term of the LCNY Agreement lasts until July 31, 2013 (with five automatic, one-year renewal periods thereafter unless the LCNY Agreement is terminated by either party or LC’s separate agreement with QVC is not renewed or otherwise terminates).

The Company develops a design calendar for each season for the development of each line of products for Liz Claiborne New York, working jointly with QVC and LC.  For each product line, the Company must: (i) develop concepts, ideas and inspirations; (ii) create, develop and provide design sketches and prototypes, including packaging and labels; and (iii) refresh product lines and formulate additional designs as required by LC and/or QVC during the selling stages.

The Company has absolute approval over any use of the Designer’s name and/or likeness, but it has otherwise granted to LC all rights in any works (or contributions to works) comprised in design or advertising materials that are used in connection with products under the Liz Claiborne New York label, other than the trademark, name, image, or likeness of the Designer.  The Company has also granted to LC the right to use the Designer’s name, signature, photograph, voice or other sound effects, likeness, personality, endorsement, biography and statements in connection with the design, manufacture, importation, distribution, sale, marketing and advertising in any media of the products under the Liz Claiborne New York label.  Additionally, LC and QVC may use the Isaac Mizrahi name, image, or likeness to promote the role of the Company in the design of products under the LCNY Brand, but may not use the Isaac Mizrahi name, image or likeness as part of the Liz Claiborne New York label itself.  Under the LCNY Agreement, The Company has agreed that neither it nor the Designer may, directly or indirectly, associate or affiliate the Designer’s name or trademark with Wal-Mart, Kmart and Sears.

In consideration for the design services and all other rights provided by the Company to LC pursuant to the LCNY Agreement, LC is obligated to pay to the Company 25% of the royalty revenues LC receives from QVC (pursuant to a separate license agreement by and between LC and QVC) for sale of products through QVC-owned, -operated and -branded Direct-Response Television programs, website and retail stores.  In the event that LC uses the design and technical specifications of products for merchandise that is sold by LC to international customers or through its own retail stores, the Company is entitled to additional royalty fees with respect to such merchandise to be agreed with LC.  In addition to compensation to be paid by LC to the Company as described above, LC is also obliged to pay to The Company twenty-five percent (25%) of the royalty revenues LC receives from Elizabeth Arden during the term of the LCNY Agreement for fragrance products bearing the Liz Claiborne New York label.  Finally, if LC enters into any new licenses with respect to the Liz Claiborne New York label during the term of the LCNY Agreement, LC has agreed to pay to the Company 25% of the royalty revenues LC receives from such new licenses.

As consideration for the termination and replacement of a previous design agreement between IM Ready and LC, the Isaac Mizrahi Business received a one-time fee of $9,000,000, which was recorded as a deferred royalty payment.  This amount was being amortized by IM Ready on a straight line basis over the life of the LCNY Agreement. Included in revenues of IM Ready for the period January 1, 2011to September 28, 2011 and the year ended December 31, 2010 is amortized revenue of $1.7 million and $2.3 million, respectively.  Following the acquisition of the Isaac Mizrahi Brands and LCNY Agreement, the Company is not receiving the benefits of the one-time payment and will not record any deferred royalty payment as a result of the one-time payment.

For the period January 1, 2011 to September 28, 2011 and the year ended December 31, 2010, the LCNY Agreement accounted for 8% and 4%, respectively, of the Isaac Mizrahi Business’s revenue. For the period September 29, 2011 to December 31, 2011, the LCNY Agreement represented 13% of the Company’s revenues.

IM Brands also assumed an agreement with QVC pursuant to which IM Brands receives an annual design fee from QVC for the term of the LCNY Agreement (the “Design Agreement”), which fee is intended to cover certain design expenses of the Company related to the LCNY Brand.  The Design Agreement accounted for approximately 9% and 11% of total revenue for the period January 1, 2011 to September 28, 2011 and the year ended December 31, 2010, respectively. For the period September 29, 2011 to December 31, 2011 the Design Agreement represented 10% of the Company’s revenues.

In order to provide the design services for the Isaac Mizrahi Business and under the LCNY Agreement and Design Agreement, the Company employs a design team.  Although the Company does not currently expect to offer design services to third parties other than under the LCNY Agreement and QVC Agreement, and the limited design services it provides to other licensees of the Isaac Mizrahi Brands, given the Company’s design capabilities and relationships with QVC, the Company may consider appropriate opportunities to leverage its resources to provide design services or other resources to selected brands that are not owned by the Company in the future.

Future Brands

The Company may acquire or enter into licensing or other agreements for brands in the future that it believes it may be able to generate revenues through its Omnichannel retail sales strategy by leveraging its licensing, design, and/or marketing expertise. In the event the Company does decide to enter into a transaction with other brands, the Company will analyze such potential transactions for their growth potential, ability to sell products across platforms, fit with the Company’s existing business and the economic and strategic impact on the Company.  The Company would also seek to leverage its existing operational infrastructure to operate any acquired business or intellectual property, and may need to hire additional design, marketing or other personnel or incur additional expenses to operate the business. Each acquisition opportunity will be analyzed on a case-by-case basis.  Based on its current cash position, a transaction may require the Company to raise additional equity financing, which may be dilutive, or debt financing, which may impose operating restrictions on the Company, unless substantially all of the consideration paid for a transaction is paid through the issuance of capital stock or a note to the other party, or such transaction does not require any up-front capital to be paid to the other party.

Marketing

We believe that marketing is a critical element to maximize brand value to our licensees and the Company.  Therefore, we provide social media marketing and other marketing and public relations support for the Isaac Mizrahi Brand.

Given the Company’s Omnichannel retail sales strategy focusing on the sale of branded products through various distribution channels (including Internet, Direct-Response Television, and traditional bricks-and-mortar Sales Channels, our marketing efforts currently focus on social media campaigns, appearances, and digital content in order to drive retail sales of product and consumer awareness across our various sales distribution channels. As such, our marketing is currently conducted primarily through (i) Twitter campaigns both through Isaac Mizrahi personally and by our employees, (ii) Facebook campaigns, and (iii) blogs, videos, and other internet content that are all updated regularly. Our efforts also include promoting Isaac Mizrahi as a brand and personality through various media including television (Project Runway All-Stars, Live with Kelly), design for performances, and other events. We also work with QVC to leverage QVC’s Internet resources including discussion boards, Facebook and Twitter campaigns, and QVC’s website. In order to drive smartphone and tablet sales of IsaacMizrahiLIVE products, QVC has developed an application for the I-Phone and I-Pad to enable customers to browse and purchase products under the IsaacMizrahiLIVE brand.

We do not currently promote the Isaac Mizrahi Brands through print or other traditional advertising, however we will endeavor to require licensees where possible to contribute an advertising royalty to IM Brands under their license agreements, and will use such monies to further promote the Isaac Mizrahi Brands as we deem appropriate. Certain of IM Brands’ licensees may be required to, or elect to, provide advertising or marketing for the IM Trademarks under their license agreements with IM Brands. In most cases, we will work with our licensees on such marketing activities as appropriate. If we acquire additional brands, we would seek to expand our marketing efforts to address the specific needs of such acquired brands.

Competition

The Isaac Mizrahi Brands are, and additional brands that the Company may acquire will be, subject to extensive competition from various domestic and foreign brands.  Each of the Isaac Mizrahi Brands and any acquired brand will likely have many competitors within each of its specific distribution channels that span a broad variety of product categories, including the apparel, footwear, accessories, home furnishings and décor, food products and sporting goods industries. These competitors have the ability to compete with the Company and the Company’s licensees in terms of fashion, quality, price, products and/or marketing.

To the extent the Company seeks to acquire additional brands, it will face competition to retain licenses and to complete the acquisitions of additional brands.  The ownership, licensing, and management of brands is becoming a more widely utilized method of managing consumer brands as production continues to become commoditized and manufacturing capacity increases worldwide.  The Company will face competition from numerous direct competitors, including publicly and privately-held companies, including traditional apparel and consumer brand companies, other brand management companies and private equity groups.  Companies that traditionally focused on wholesale manufacturing and sourcing models are also exploring licensing as a way of growing their businesses through strategic licensing partners and direct-to-retail licensing arrangements.  Finally, the retailers and manufacturers to which the Company currently licenses (or may in the future license) its brands may decide to develop or purchase brands rather than entering into license agreements with the Company.

Because the Company has recently entered into the brand ownership, marketing, licensing and design business and because many of its competitors have significantly more cash and revenues than it, the Company must work to differentiate itself from its direct and indirect competitors and successfully compete for market share with the brands it owns and for future acquisitions.  The Company believes that its management team (including its managers’ and directors’ historical track records and relationships within the industry) as well as its operating strategy of licensing brands with significant media presence in its Omnichannel retail sales strategy across Direct-Response Television, bricks-and-mortar and internet retail channels will help differentiate itself in an increasingly crowded competitive landscape.

Trademarks

The Company, through IM Brands, acquired the Isaac Mizrahi Brands which includes the trademarks and brands “Isaac Mizrahi”, “Isaac Mizrahi New York”, “Isaac Mizrahi Jeans”, “M.” and “IsaacMizrahiLIVE”. These trademarks and associated marks are registered or pending registration with the U.S. Patent and Trademark Office in block letter and/or logo formats, as well as in combination with a variety of ancillary marks for use with respect to a variety of product categories, including apparel, footwear and various other goods and services, including in some cases, home furnishings and decor. The Company intends to renew these registrations as appropriate prior to expiration. In addition, the Company registers its trademarks in certain other countries and regions around the world as it deems appropriate.

The Company and its licensees do not presently have a material amount of revenue from either the licensing of the Company’s trademarks internationally or the sale of products under its trademarks internationally.  If the Company or a licensee begins, or plans, to license or sell products under the Company’s trademarks in international territories, the Company will seek to register its trademarks in such international territories as it deems appropriate based upon factors including the revenue potential, prospective market and trademark laws in such territory or territories.

Generally, the Company is primarily responsible for monitoring and protecting its trademarks around the world. The Company engages the services of legal counsel to maintain and monitor its existing trademarks, and may register its existing trademarks or new trademarks in various territories around the world based upon its current and planned business strategy. Additionally, the Company seeks to require its licensing partners to advise the Company of any violations of its trademark rights of which its licensing partners become aware.  The Company monitors on an ongoing basis unauthorized use and filings of the Company’s trademarks, and the Company relies primarily upon a combination of federal, state, and local laws, as well as contractual restrictions to protect its intellectual property rights both domestically and internationally.

Employees

As of December 31, 2011, we had 28 full- time employees and 3 part-time employees.

Item 1A.	Risk Factors

The Company’s securities are highly speculative in nature, involve a high degree of risk. Prospective investors should carefully consider, along with other matters referred to herein, the following risk factors in evaluating our business.  This Annual Report on Form 8-10 contains forward-looking statements which involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this Form 8-10.

Risks Related to Our Business

We have a limited amount of cash to grow our operations.  If we cannot obtain additional sources of cash, our growth prospects and future profitability may be materially adversely affected and we may not be able to implement our business plan. Such additional financing may not be available on satisfactory terms or it may not be available when needed, or at all.

As of December 31, 2011, we had cash and cash equivalents of approximately $2.7 million.  Although we believe that our existing cash and our anticipated cash flow from operations will be sufficient to sustain our operations, at our current expense levels, for at least the following 12 months, we may require significant additional cash to expand our operations or acquire additional brands.  Our inability to finance our growth, either internally or externally, may limit our growth potential and our ability to execute our business strategy. If we issue securities to raise capital to finance operations and/or pay down debt, our existing stockholders may experience dilution or the new securities may have rights senior to those of our Common Stock.

We have a limited operating history and our historical operations were conducted as part of a larger, more diverse business.

Although the Isaac Mizrahi brand name has been an established brand for over 20 years, the QVC Agreement and LCNY Agreement relate to businesses at QVC that have been operating only since December 2009, and the Isaac Mizrahi Business was run by Isaac Mizrahi, our Chief Designer, and Marisa Gardini, our Executive Vice President of Strategic Planning prior to our acquisition of the Isaac Mizrahi Brands on September 29, 2011. Certain other members of our management performed consulting services for IM Ready, but were not responsible for its operations.  While our management has extensive experience operating branding companies, it does not have a relevant operating history operating the Isaac Mizrahi Business.  In addition, we have entered into additional licenses for the Isaac Mizrahi Brands who have not yet sold licensed products under the Isaac Mizrahi Brands and generally do not expect these licenses to sell products under the Isaac Mizrahi Brands until Fall 2012, at the earliest.  Accordingly, the operating results of the Isaac Mizrahi Business are not necessarily indicative of the future and you should not place undue reliance on the Isaac Mizrahi Business’s past performance.

The failure of our licensees to adequately produce, market and sell products bearing our brand names in their license categories or to pay their obligations under their license agreements could result in a decline in our results of operations and impact our ability to service our debt obligations.

Our revenues are dependent on payments made to us under our licensing agreements. Although the licensing agreements for our brands sometimes require the advance payment to us of a portion of the licensing fees and in many cases provide for guaranteed minimum royalty payments to us, the failure of our licensees to satisfy their obligations under these agreements or their inability to operate successfully or at all, could result in their breach and/or the early termination of such agreements, their non-renewal of such agreements or our decision to amend such agreements to reduce the guaranteed minimums or sales royalties due thereunder, thereby eliminating some or all of that stream of revenue. Moreover, during the terms of the license agreements, we are substantially dependent upon the abilities of our licensees to maintain the quality and marketability of the products bearing our trademarks, as their failure to do so could materially tarnish our brands, thereby harming our future growth and prospects. In addition, the failure of our licensees to meet their production, manufacturing and distribution requirements could cause a decline in their sales and potentially decrease the amount of royalty payments (over and above the guaranteed minimums) due to us. A weak economy or softness in the apparel and retail sectors could exacerbate this risk. This, in turn, could decrease our potential revenues. Moreover, the concurrent failure by several of our material licensees to meet their financial obligations to us could jeopardize our ability to meet the debt service coverage ratios required in connection with our debt facility or facilities.  Further, this failure may impact our ability to make required payments with respect to such indebtedness.  The failure to meet such debt service coverage ratios or to make such required payments may give the lenders thereunder the right to foreclose on the Company’s trademarks, license agreements, and other related assets securing such notes.

Our business is dependent on continued market acceptance of the Isaac Mizrahi Brand and any future brands we acquire and the products of our licensees.

Although many of our licensees guarantee minimum net sales and minimum royalties to us, most of our licensees are not yet selling licensed products and a failure of our brands or of products bearing our brands to achieve or maintain market acceptance could cause a reduction of our licensing revenues and could further cause existing licensees not to renew their agreements. Such failure could also cause the devaluation of our trademarks, which are our primary assets, making it more difficult for us to renew our current licenses upon their expiration or enter into new or additional licenses for our trademarks. In addition, if such devaluation of our trademarks were to occur, a material impairment in the carrying value of one or more of our trademarks could also occur and be charged as an expense to our operating results. Continued market acceptance of the Isaac Mizrahi Brand and our licensees’ products, as well as market acceptance of any future products bearing any future brands we acquire, is subject to a high degree of uncertainty, made more so by constantly changing consumer tastes and preferences. Creating and maintaining market acceptance of our licensees’ products and creating market acceptance of new products and categories of products bearing our marks may require substantial marketing efforts, which may, from time to time, also include our expenditure of significant additional funds to keep pace with changing consumer demands, which funds we may or may not have available to spend. Additional marketing efforts and expenditures may not, however, result in either increased market acceptance of, or additional licenses for, our trademarks or increased market acceptance, or sales, of our licensees’ products. Furthermore, while we believe that we currently maintain sufficient control over the products our licensees’ produce under our brand names through the provision of trend direction and our right to preview and approve a majority of such products, including their presentation and packaging, we do not actually design or manufacture all of the products bearing our marks and therefore have more limited control over such products’ quality and design than a traditional product manufacturer might have.

Our debt obligations could impair our liquidity and financial condition, and in the event we are unable to meet our debt obligations we could lose title to our trademarks and/or other assets.

We entered into a five-year senior secured term facility (the “Loan”) with MidMarket pursuant to which we incurred $13.5 million principal amount of senior secured term debt.  In addition, we issued to IM Ready a Note in the principal amount of $7,377,432, subject to adjustment as set forth herein, and assumed the obligation of payments to Earthbound aggregating $1,500,000 (recorded as an installment debt obligation of $1.158 million as of December 31, 2011) under the Services Agreement.  The Company may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions, subject to limited exceptions.  The Loan also requires us to repay the principal loan balance from net cash proceeds received by the Company, IM Brands or any subsidiary in excess of $1,000,000 from the sale of equity securities to the extent such proceeds are not used to fund the purchase price, costs or expenses of a potential acquisition. Our debt obligations:

•	could impair our liquidity;

•	could make it more difficult for us to satisfy our other obligations;

•	require us to dedicate a substantial portion of our cash flow to payments on our debt obligations, which reduces the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements;

•	could impede us from obtaining additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes;

•	impose restrictions on us with respect to the use of our available cash, including in connection with future transactions;

•	make us more vulnerable in the event of a downturn in our business prospects and could limit our flexibility to plan for, or react to, changes in our licensing markets; and

•	could place us at a competitive disadvantage when compared to our competitors who have less debt.

While we believe that by virtue of the guaranteed minimum and percentage royalty payments due to us under certain of our licenses, we will generate sufficient revenues from our licensing operations to satisfy our obligations for the foreseeable future, in the event that we were to fail in the future to make any required payment under agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in those agreements, we would be in default regarding that indebtedness and the lenders could declare such indebtedness to be immediately due and payable.  A debt default could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under all or a portion of our consolidated indebtedness. It may also enable our senior lender or lenders to foreclose on the Company’s and IM Brands’ assets and/or our membership interests in IM Brands, which currently constitutes substantially all of intangible assets.

We expect to achieve growth based upon our plans to expand the Isaac Mizrahi Business. If we fail to manage our expected future growth, our business and operating results could be harmed.

We project growth in the Isaac Mizrahi Business based upon engaging additional licensees for the Isaac Mizrahi Brands as well as projected growth of the IsaacMizrahiLIVE business with QVC.  We may also evaluate and pursue appropriate opportunities with other brands (including acquiring and/or entering into licensing and/or design agreements with such brands) to the extent we believe that such opportunities would be in the best interests of our company and our stockholders.

This expected growth will place considerable demands on our management and other resources. Our ability to compete effectively and to manage future growth, if any, will depend on the sufficiency and adequacy of our current resources and infrastructure and our ability to continue to identify, attract and retain personnel to manage our brands. There can be no assurance that our personnel, systems, procedures and controls will be adequate to support our operations and properly oversee our brands. The failure to support our operations effectively and properly oversee our brands could cause harm to our brands and have a material adverse effect on their fair values and our business, financial condition and results of operations. In addition, we may be unable to leverage our core competencies in managing apparel brands to managing brands in new product categories.

Also, there can be no assurance that we will be able to achieve and sustain meaningful growth. Our growth may be limited by a number of factors including increased competition among branded products at bricks-and-mortar, internet, and direct-response retailers, competition for retail license and brand acquisitions, insufficient capitalization for future transactions.

If we are unable to identify and successfully acquire additional trademarks, our growth may be limited, and, even if additional trademarks are acquired, we may not realize anticipated benefits due to integration or licensing difficulties.

While the Company’s current focus is on growing the Isaac Mizrahi Brands, the Company may seek to acquire additional intellectual property. Historically, our management team has been involved in numerous acquisitions of varying sizes. We will continue to explore new acquisitions. However, as our competitors continue to pursue our brand management model, acquisitions may become more expensive and suitable acquisition candidates could become more difficult to find. In addition, even if we successfully acquire additional intellectual property or the rights to use additional intellectual property, we may not be able to achieve or maintain profitability levels that justify our investment in, or realize planned benefits with respect to, those additional brands.

Although we will seek to temper our acquisition risks by following acquisition guidelines relating to the existing strength of the brand, its diversification benefits to us, its potential licensing scale and credit worthiness of licensee base, acquisitions, whether they be of additional intellectual property assets or of the companies that own them, entail numerous risks, any of which could detrimentally affect our results of operations and/or the value of our equity. These risks include, among others:

•	unanticipated costs associated with the target acquisition;

•	our ability to identify appropriate business opportunities, including potential licenses and new product lines and markets;

•	negative effects on reported results of operations from acquisition related charges and amortization of acquired intangibles;

•	diversion of management’s attention from other business concerns;

•	the challenges of maintaining focus on, and continuing to execute, core strategies and business plans as our brand and license portfolio grows and becomes more diversified;

•	adverse effects on existing licensing and other relationships;

•	potential difficulties associated with the retention of key employees, and difficulties, delays and unanticipated costs associated with the assimilation of personnel, operations and systems, which may be retained by us in connection with or as a result of our acquisitions; and

•	risks of entering new domestic and international markets (whether it be with respect to new licensed product categories or new licensed product distribution channels) or markets in which we have limited prior experience.

When we acquire intellectual property assets or the companies that own them, our due diligence reviews are subject to inherent uncertainties and may not reveal all potential risks.  We may therefore fail to discover or inaccurately assess undisclosed or contingent liabilities, including liabilities for which we may have responsibility as a successor to the seller or the target company.  As a successor, we may be responsible for any past or continuing violations of law by the seller or the target company.  Although we will generally attempt to seek contractual protections through representations, warranties and indemnities, we cannot be sure that we will obtain such provisions in our acquisitions or that such provisions will fully protect us from all unknown, contingent or other liabilities or costs.  Finally, claims against us relating to any acquisition may necessitate our seeking claims against the seller for which the seller may not, or may not be able to, indemnify us or that may exceed the scope, duration or amount of the seller’s indemnification obligations.

Acquiring additional intellectual property could also have a significant effect on our financial position and could cause substantial fluctuations in our quarterly and yearly operating results. Acquisitions could result in the recording of significant goodwill and intangible assets on our financial statements, the amortization or impairment of which would reduce our reported earnings in subsequent years. No assurance can be given with respect to the timing, likelihood or financial or business effect of any possible transaction. Moreover, as discussed below, our ability to grow through the acquisition of additional intellectual property will also depend on the availability of capital to complete the necessary acquisition arrangements. In the event that we are unable to obtain debt financing on acceptable terms for a particular acquisition, we may elect to pursue the acquisition through the issuance by us of shares of our Common Stock (and, in certain cases, convertible securities) as equity consideration, which could dilute our Common Stock because it could reduce our earnings per share, and any such dilution could reduce the market price of our Common Stock unless and until we were able to achieve revenue growth or cost savings and other business economies sufficient to offset the effect of such an issuance. As a result, there is no guarantee that our stockholders will achieve greater returns as a result of any future acquisitions we complete.

Because of the intense competition within our existing and potential licensees’ markets and the strength of some of their competitors, we and our licensees may not be able to continue to compete successfully.

We expect our existing and future licenses to relate to products in the apparel, fashion accessories, footwear, beauty and fragrance, and home products and decor industries, in which our licensees face intense competition, including from our other brands and licensees. In general, competitive factors include quality, price, style, name recognition and service. In addition, various fads and the limited availability of shelf space could affect competition for our licensees’ products. Many of our licensees’ competitors have greater financial, distribution, marketing and other resources than our licensees and have achieved significant name recognition for their brand names. Our licensees may be unable to successfully compete in the markets for their products, and we may not be able to continue to compete successfully with respect to our licensing arrangements.

If our competition for licenses increases, or any of our current licensees elect not to renew their licenses or renew on term less favorable than today, our growth plans could be slowed.

We may face increasing competition in the future for licenses as other companies owning established brands may decide to enter into licensing arrangements with retailers or interactive media companies similar to the ones we currently have in place. Furthermore, our current or potential licensees may decide to develop or purchase brands rather than renew or enter into license agreements with us. In addition, this increased competition could result in lower sales of products offered by our licensees under our brands. If our competition for licenses increases, it may take us longer to procure additional licenses which could slow our growth rate.

Our licensees are subject to risks and uncertainties of foreign manufacturing and the price, availability and quality of raw materials that could interrupt their operations or increase their operating costs, thereby affecting their ability to deliver goods to the market, reduce or delay their sales and decrease our potential royalty revenues.

Substantially all of the products sold by our licensees are manufactured overseas. There are substantial risks associated with foreign manufacturing, including changes in laws relating to quotas, and the payment of tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments. Further, our licensees may experience fluctuations in the price, availability and quality of fabrics and raw materials used by them in their manufactured apparel or purchased finished goods. Any of these risks could increase our licensees’ operating costs. Our licensees also import finished products and assume all risk of loss and damage with respect to these goods once they are shipped by their suppliers. If these goods are destroyed or damaged during shipment, the revenues of our licensees, and thus our royalty revenues over and above the guaranteed minimums, could be reduced as a result of our licensees’ inability to deliver or their delay in delivering their products.

Our failure to protect our proprietary rights could compromise our competitive position and decrease the value of our brands.

We own, through our wholly-owned subsidiary, IM Brands, U.S. federal trademark registrations and foreign trademark registrations for our Isaac Mizrahi Brands that are vital to the success and further growth of our business and which we believe have significant value. We will monitor on an ongoing basis unauthorized filings of our trademarks and imitations thereof, and rely primarily upon a combination of trademarks, copyrights and contractual restrictions to protect and enforce our intellectual property rights domestically and internationally. We believe that such measures afford only limited protection and, accordingly, there can be no assurance that the actions taken by us to establish protect and enforce our trademarks and other proprietary rights will prevent infringement of our intellectual property rights by others, or prevent the loss of licensing revenue or other damages caused therefrom.

For instance, despite our efforts to protect and enforce our intellectual property rights, unauthorized parties may attempt to copy aspects of our intellectual property, which could harm the reputation of our brands, decrease their value and/or cause a decline in our licensees’ sales and thus our revenues. Further, we and our licensees may not be able to detect infringement of our intellectual property rights quickly or at all, and at times we or our licensees may not be successful combating counterfeit, infringing or knockoff products, thereby damaging our competitive position. In addition, we depend upon the laws of the countries where our licensees’ products are sold to protect our intellectual property. Intellectual property rights may be unavailable or limited in some countries because standards of registerability vary internationally. Consequently, in certain foreign jurisdictions, we have elected or may elect not to apply for trademark registrations. While we generally apply for trademarks in most countries where we license or intend to license our trademarks, we may not accurately predict all of the countries where trademark protection will ultimately be desirable. If we fail to timely file a trademark application in any such country, we may be precluded from obtaining a trademark registration in such country at a later date. Failure to adequately pursue and enforce our trademark rights could damage our brands, enable others to compete with our brands and impair our ability to compete effectively.

In addition, in the future, we may be required to assert infringement claims against third parties or more third parties may assert infringement claims against us. Any resulting litigation or proceeding could result in significant expense to us and divert the efforts of our management personnel, whether or not such litigation or proceeding is determined in our favor. In addition, to the extent that any of our trademarks were ever deemed to violate the proprietary rights of others in any litigation or proceeding or as a result of any claim, we may be prevented from using them, which could cause a termination of our licensing arrangements, and thus our revenue stream, with respect to those trademarks. Litigation could also result in a judgment or monetary damages being levied against us.

A substantial portion of our licensing revenue is concentrated with a limited number of licensees such that the loss of any of such licensees could decrease our revenue and impair our cash flows.

Since January 1, 2010 a substantial portion of the revenues has been paid by QVC, either through the Company’s existing license agreement with QVC for the “IsaacMizrahiLIVE” brand or through the Design Agreement related to the LCNY Brand. Because we are dependent on these agreements with QVC for a significant portion of our revenue, if QVC were to have financial difficulties, or if QVC decides not to renew or extend its existing agreements with us, our revenue and cash flows could be reduced substantially. Additionally, we have limited control over the programming that QVC devotes to the IsaacMizrahiLIVE and LCNY Brand or its promotional sales with the IsaacMizrahiLIVE and LCNY Brand (such as Today’s Special Value sales). If QVC reduces or modifies its programming or promotional sales related to the Isaac MizrahiLIVE and/or the Liz Claiborne New York brands, our revenues and cash flows could be reduced substantially.

The initial term of the QVC Agreement expires on September 30, 2015, with automatic one-year renewal periods unless terminated by either party.  The initial term of the Design Agreement expires on July 31, 2013 and provides for five one-year renewal periods based on meeting minimum sales thresholds.  There can be no assurance that the agreements will be renewed upon expiration of the initial terms, that the minimum sales thresholds will be met or that QVC will not terminate our licensing agreement or its agreement with LC for non-performance.

The QVC Agreement and Design Agreement were originally entered into in 2009, and have been in place for less than 3 years. While the businesses have seen growth since they were launched in 2009 and 2010, there is no guarantee that they will continue to grow in the future. Additionally, while we have entered into additional license agreements for the Isaac Mizrahi Brands in order to diversify and grow our revenues there are no guarantees that our new licensees will be able to generate sales of products under the Isaac Mizrahi Brands, and if they do generate sales, there is no guarantee that they will not cause a decline in sales of product being sold through QVC.

We are dependent upon our chief executive officer and other key executives. If we lose the services of these individuals we may not be able to fully implement our business plan and future growth strategy, which would harm our business and prospects.

Our success as a marketer and licensor of intellectual property is largely dependent upon the efforts of Robert D’Loren, our chief executive officer and chairman. Our continued success is largely dependent upon his continued efforts and those of our other key executives. Although we entered into an employment agreement with Robert D’Loren, as well as employment agreements with other of our key executives and employees, including Isaac Mizrahi, there is no guarantee that we will not lose the services of our executive officers or key employees. To the extent that any of their services become unavailable to us, we will be required to hire other qualified executives, and we may not be successful in finding or hiring adequate replacements. This could impede our ability to fully implement our business plan and future growth strategy, which would harm our business and prospects.

We are dependent upon the design and promotional services of Isaac Mizrahi as it relates to the Isaac Mizrahi brand, which is currently our primary business.

If we lose the services of Isaac Mizrahi, we may not be able to fully comply with the terms of our license agreements with QVC or our design agreements with LC and QVC and it may result in significant reductions in the value of the Isaac Mizrahi brands and our prospects, revenues and cash flows.  Isaac Mizrahi is a key individual in our continued design and promotion under the Isaac Mizrahi brands and the principal salesperson of the Isaac Mizrahi brands on QVC. Although we have entered into an employment agreement with Isaac Mizrahi and he is a significant shareholder of the Company, there is no guarantee that we will not lose his services. To the extent that any of Mr. Mizrahi’s services become unavailable to us, we will likely need to find a replacement to Mr. Mizrahi to become Chief Designer for the Isaac Mizrahi brands. Compensation for skilled designers is intense and there is no guarantee that we would be able to identify and attract a qualified replacement, or if Mr. Mizrahi’s services are not available to us, that we would be able to create designs, provide design guidance, or promote the Isaac Mizrahi brands as well as we are able to with Mr. Mizrahi. This could significantly affect the value of the Isaac Mizrahi brands and our ability to market the brands, and could impede our ability to fully implement our business plan and future growth strategy, which would harm our business and prospects. Additionally, while we are acquiring all trademarks, image, and likeness of Isaac Mizrahi, pursuant to his employment agreement, Mr. Mizrahi has retained certain rights to participate in outside business activities, including hosting and appearing in television shows, movies and theater productions, writing and publishing books and other publications, and selling his couture collections under his name in his own stores and other retail locations.  Mr. Mizrahi’s participation in these personal business ventures could limit his availability to us and affect his ability to perform under this employment agreement.  There is no guarantee that Mr. Mizrahi will not take an action that the consumer views as negative, which may harm the Isaac Mizrahi brands as well as our business and prospects.

The LCNY Agreement (our design agreement with LC related to the LCNY Brand on QVC) could be terminated by LC and/or QVC in the event that QVC or LC decides not to renew its licensing agreement with respect to the LCNY Brand, or if we were to lose the services of Isaac Mizrahi as the designer with respect to LCNY Brandbranded products, thereby decreasing our expected revenues and cash flows.

We currently have the LCNY Agreement in place with LC, pursuant to which Isaac Mizrahi designs the LCNY Brand line to be sold on QVC in exchange for the Company receiving a percentage of the royalties that LC receives from QVC under a separate license agreement between LC and QVC (the LCNY Agreement), and an expense reimbursement agreement with QVC pursuant to which QVC reimburses us for certain expenses related to such design services (the Design Agreement). Both of these agreements are co-terminous with the license agreement between LC and QVC, which has an initial term through July 31, 2013. There is no guarantee that LC or QVC will renew the agreement past its initial term, or in the event that LC sells certain or all if its assets, that its successor will renew the agreement past its initial term, which would impair our revenues and cash flows. Additionally, LC has the right at its option to terminate its design agreement with us if the services of Isaac Mizrahi as designer for LCNY Brand products are no longer available to LC and we do not agree upon a replacement designer. Although we have entered into an employment agreement with Mr. Mizrahi, there can be no assurance that if his services are required by LC he will provide such services or that in the event we, and thus QVC, were to lose the ability to draw on such services, LC would continue its design agreement with us. The loss of the LCNY Agreement would significantly decrease our expected revenues and cash flows until we were able to enter into one or more replacement agreements.

We expect to have a material amount of intangible assets, including our trademarks, recorded on our balance sheet. As a result of changes in market conditions and declines in the estimated fair value of these assets, we may, in the future, be required to write down a portion of this intangible assets and such write-down would, as applicable, either decrease our net income or increase our net loss.

Trademarks represent a significant portion of our assets. Under current U.S. GAAP accounting standards, indefinite life intangible assets, including our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. Any write-down of intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results.

Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of recovering the amount of deferred tax assets recorded on the balance sheet and the likelihood of adverse outcomes resulting from examinations by various taxing authorities in order to determine the adequacy of our provision for income taxes. We cannot guarantee that the outcomes of these evaluations and continuous examinations will not harm our reported operating results and financial conditions.

Our management and a limited number of stockholders, many of whom are related parties, collectively hold a controlling interest in us.  They have significant influence over our management and their interests may not be aligned with our interests or the interests of our other stockholders.

Our management and a limited number of stockholders have majority control over us and our business plans and minority stockholders may be unable to meaningfully influence our course of action.  The existing management and a limited number of stockholders, many of whom are related parties, are able to control substantially all matters requiring stockholder approval, including nomination and election of directors and approval or rejection of significant corporate transactions.  There is also a risk that our existing management and a limited number of stockholders may have interests which are different from certain stockholders and that they will pursue an agenda which is beneficial to themselves at the expense of other stockholders.

We must successfully maintain and/or upgrade our information technology systems.

We rely on various information technology systems to manage our operations, which subjects us to inherent costs and risks associated with maintaining, upgrading, replacing and changing these systems, including impairment of our information technology, potential disruption of our internal control systems, substantial capital expenditures, demands on management time and other risks of delays or difficulties in upgrading, transitioning to new systems or of integrating new systems into our current systems.

A decline in general economic conditions resulting in a decrease in consumer-spending levels and an inability to access capital may adversely affect our business.

Many economic factors beyond our control may impact our forecasts and actual performance. These factors include consumer confidence, consumer spending levels, employment levels, availability of consumer credit, recession, deflation, inflation, a general slowdown of the U.S. economy or an uncertain economic outlook. Furthermore, changes in the credit and capital markets, including market disruptions, limited liquidity and interest rate fluctuations, may increase the cost of financing or restrict our access to potential sources of capital for future acquisitions.

The risks associated with our business are more acute during periods of economic slowdown or recession. In addition to other consequences, these periods may be accompanied by decreased consumer spending generally, as well as decreased demand for, or additional downward pricing pressure on, the products carrying our brands. Accordingly, any prolonged economic slowdown or a lengthy or severe recession with respect to either the U.S. or the global economy is likely to have a material adverse effect on our results of operations, financial condition and business prospects.

RISKS RELATED TO AN INVESTMENT IN OUR SECURITIES

Management exercises significant control over matters requiring shareholder approval which may result in the delay or prevention of a change in our control.

The combined voting power of the Common Stock ownership of our officers and directors and key employees is approximately 88% of our voting securities. Additionally, pursuant to the Voting Agreement, IM Ready agreed to appoint a person designated by the board of directors as IM Ready’s irrevocable proxy and attorney-in-fact with respect to the shares of the Common Stock received by IM Ready in connection with the Merger.  The proxy holder shall vote in favor of matters recommended or approved by the board of directors.

As a result, our management and key employees through such stock ownership exercises significant control over all matters requiring shareholder approval, including the election of our directors and approval of significant corporate transactions. This concentration of ownership in management and key employees may also have the effect of delaying or preventing a change in control of us that may be otherwise viewed as beneficial by shareholders other than management.

There are limitations on the liabilities of our directors and executive officers. Under certain circumstances, we are obligated to indemnify our directors and executive officers against liability and expenses incurred by them in their service to us.

Pursuant to our amended and restated certificate of incorporation and under Delaware law, our directors are not liable to us or our stockholders for monetary damages for breach of fiduciary duty, except for liability for breach of a director’s duty of loyalty, acts or omissions by a director not in good faith or which involve intentional misconduct or a knowing violation of law, dividend payments or stock repurchases that are unlawful under Delaware law or any transaction in which a director has derived an improper personal benefit. In addition, we have entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us to indemnify each director and executive officer for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts, incurred by any such person in any action or proceeding, including any action by us or in our right, arising out of the person’s services as one of our directors or executive officers. The costs associated with providing indemnification under these agreements could be harmful to our business.

The Company incurs increased costs as a result of being a public company, which may adversely affect its business.

As a public company, we incur significant legal, accounting and other expenses that the Isaac Mizrahi Business did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies.  These rules and regulations create legal and financial compliance costs and make some activities more time consuming and costly than if we were private. For example, as a public company, the Company has adopted policies regarding internal controls and disclosure controls and procedures in order to comply with public company internal control and disclosure standards.

The market price of our Common Stock may be volatile, which could reduce the market price of our Common Stock.

The publicly traded shares of our Common Stock are not initially widely held, and do not have significant trading volume, and therefore may experience significant price and volume fluctuations. This market volatility could reduce the market price of the Common Stock, regardless of our operating performance. In addition, the trading price of the Common Stock could change significantly over short periods of time in response to actual or anticipated variations in our quarterly operating results, announcements by us, our licensees or our respective competitors, factors affecting our licensees’ markets generally and/or changes in national or regional economic conditions, making it more difficult for shares of the Common Stock to be sold at a favorable price or at all. The market price of the Common Stock could also be reduced by general market price declines or market volatility in the future or future declines or volatility in the prices of stocks for companies in the trademark licensing business or companies in the industries in which our licensees compete.

We are subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our Common Stock, which in all likelihood would make it difficult for our stockholders to sell their securities.

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. This classification would severely and adversely affect any market liquidity for our Common Stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•	The basis on which the broker or dealer made the suitability determination; and

•	That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and commission payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our Common Stock, which may affect the ability of selling stockholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our Common Stock, if and when our Common Stock becomes publicly traded. In addition, the liquidity for our Common Stock may decrease, with a corresponding decrease in the price of our Common Stock. Our Common Stock, in all probability, will be subject to such penny stock rules for the foreseeable future and our stockholders will, in all likelihood, find it difficult to sell their Common Stock.

Future sales of Common Stock in the public market or the issuance of Common Stock or securities senior to the Common Stock could adversely affect the trading price of our Common Stock.

Our Certificate of Incorporation currently authorizes our board of directors to issue shares of Common Stock in excess of the Common Stock outstanding after this Offering.  Any additional issuances of any of our authorized but unissued shares will not require the approval of stockholders and may have the effect of further diluting the equity interest of stockholders.

We may issue Common Stock in the future for a number of reasons, including to attract and retain key personnel, to lenders, investment banks, or investors in order to achieve more favorable terms from these parties and align their interests with our common equity holders, to management and/or employees to reward performance to finance our operations and growth strategy, to adjust our ratio of debt to equity, to satisfy outstanding obligations or for other reasons. If we issue securities, our existing stockholders may experience dilution.  Future sales of the Common Stock, the perception that such sales could occur or the availability for future sale of shares of the Common Stock or securities convertible into or exercisable for our Common Stock could adversely affect the market prices of our Common Stock prevailing from time to time.  The sale of shares issued upon the exercise of our derivative securities could also further dilute the holdings of our then existing stockholders, including holders of the convertible notes that receive shares of the Common Stock upon conversion of their notes. In addition, future public sales of shares of the Common Stock could impair our ability to raise capital by offering equity securities.

We may issue a substantial number of shares of common stock upon exercise of outstanding warrants and options, as payment of our obligations under the Note and to satisfy obligations to IM Ready if royalty revenue targets are met.

We have outstanding warrants and options to purchase 1,487,244 shares of common stock, of which warrants to purchase 794,928 shares are exercisable at a price of $0.01 per share.  The holders of warrants and options will likely exercise such securities at a time when the market price of our common stock exceeds the exercise price.  Therefore, exercises of warrants and options will result in a decrease in the net tangible book value per share of our common stock and such decrease could be material.  In addition, we may issue shares of common stock to satisfy up to $32,765,500 of earn-out payments to IM Ready if royalty revenue targets are met by the Isaac Mizrahi Business.

We may also satisfy our obligations under the $7,377,000 principal amount Seller Note payable to IM Ready by issuing shares of common stock.  The number of shares which we issue to satisfy our earn-out payment obligations or obligations under the Note will be based on the future market price of our common stock and are currently net determinable.  The issuance of shares to satisfy such obligations and upon exercise of outstanding warrants and options will dilute our then-existing stockholders’ percentage ownership of our company, and such dilution could be substantial.  Sales or the potential for sale of a substantial number of such shares could adversely affect the market price of our common stock, particularly if our common stock remains thinly traded at such time.

The Common Stock is not currently traded at high volume, and you may be unable to sell at or near ask prices or at all if you need to sell or liquidate a substantial number of shares at one time.

The Common Stock is currently traded, but with very low, if any, volume, based on quotations on the “Over-the-Counter Pink Sheets”, meaning that the number of persons interested in purchasing our Common Stock at or near bid prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that prior to the Closing Date, we did not have an operating business, however, we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our Common Stock will develop or be sustained, or that trading levels will be sustained.

Stockholders should be aware that, according to Commission Release No. 34-29093, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse.  Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the future volatility of our share price.

We do not anticipate paying cash dividends on the Common Stock.

You should not rely on an investment in our Common Stock to provide dividend income, as we currently do not plan to pay any in the foreseeable future.  Instead, we plan to retain any earnings to maintain and expand our existing licensing operations, further develop our trademarks and finance the acquisition of additional trademarks.  Accordingly, investors must rely on sales of their Common Stock after price appreciation, which may never occur, as the only way to realize any return on their investment. In addition, the Loan prohibits us from paying any cash dividends while it is outstanding.

Provisions of our corporate charter documents could delay or prevent change of control.

Our Certificate of Incorporate authorizes our board of directors to issue up to 1,000,000 shares of “blank check” preferred stock without stockholder approval, in one or more series and to fix the dividend rights, terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges, and restrictions applicable to each new series of preferred stock.  In addition, we intend to amend our Certificate of Incorporation to divide our board of directors into three classes, serving staggered three-year terms.  Following such amendment, at least two annual meetings, instead of one, will be required to effect a change in a majority of our board of directors.  The designation of preferred stock in the future, the classification of our board of directors, its three classes could make it difficult for third parties to gain control of our company, prevent or substantially delay a change in control, discourage bids for the Common Stock at a premium, or otherwise adversely affect the market price of the Common Stock.

Restrictions on the Use of Rule 144 by Shell Companies or Former Shell Companies.

Historically, the SEC has taken the position that Rule 144 under the Securities Act, as amended, is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies like us, to their promoters or affiliates despite technical compliance with the requirements of Rule 144. The SEC prohibits the use of Rule 144 for resale of securities issued by shell companies (other than business transaction related shell companies) or issuers that have been at any time previously a shell company. The SEC has provided an important exception to this prohibition, however, if the following conditions are met: the issuer of the securities that was formerly a shell company has ceased to be a shell company; the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and at least one year has elapsed from the time that the issuer filed current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company. As such, due to the fact that we had been a shell company prior to October 2005, holders of “restricted securities” within the meaning of Rule 144, when reselling their shares pursuant to Rule 144, shall be subject to the conditions set forth herein.

ITEM 2.	Property

We do not own any real property. We currently lease and maintain our corporate offices and operations located at 475 Tenth Avenue, New York, New York, 10018 in a commercial office building. We occupy one full floor out of fourteen. We believe that this space will be sufficient to meet our current operating needs.

ITEM 3.	Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which, to the Company’s knowledge any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

ITEM 4.	Mine Safety Disclosure

None

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

The Company’s common stock has been quoted on the Over-the Counter Bulletin Board ("OTCBB") under the trading symbol "NFBH" since March of 2001. On September 29, 2011, our name was changed from NetFabric Holdings, Inc. to Xcel Brands, Inc. and our stock symbol was changed from "NFBH" to “XELB”. Our common stock has been quoted on the OTC Markets under the ticker symbol “NFBH” since May 7, 2008 and under the ticker symbol “XELB” since November 9, 2011.

The table below sets forth the range of quarterly high and low closing sales prices for our common stock for the 2011 and 2010. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

	High	Low

YEAR ENDED DECEMBER 31, 2011
First Quarter	$26.04	$5.73
Second Quarter	$18.23	$6.25
Third Quarter	$12.34	$4.17
Fourth Quarter	$2.60	$0.71

YEAR ENDED DECEMBER 31, 2010
First Quarter	$4.17	$0.37
Second Quarter	$1.04	$0.57
Third Quarter	$9.90	$0.57
Fourth Quarter	$12.50	$3.13

Holders

As of March 23, 2012 the number of stockholders of record was approximately 486 (excluding beneficial owners and any shares held in street name or by nominees).

Dividends

We have not declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. In addition, the Loan prohibits us from paying any cash dividends while it is outstanding. Furthermore, we expect to retain any future earnings to finance its operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Securities authorized for issuance under equity compensation plans

2005 Stock Option Plan

In March 2005, our Board and stockholders adopted our 2005 Stock Option Plan, pursuant to which 17,289 shares of Common Stock, 9,000,000 shares on a pre-reverse split basis were reserved for issuance upon exercise of options. Our stock option plan is designed to serve as an incentive for retaining qualified and competent employees, directors and consultants. Our Board or a committee of our Board administers our stock option plan and is authorized, in its discretion, to grant options under our stock option plan to all eligible employees, including our officers, directors (whether or not employees) and consultants. We do not intend to grant any future awards under this Plan.

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

•	The Plan provides for the grant of stock options or restricted stock (any grant under the Plan, an “Award”). The stock options may be incentive stock options or non-qualified stock options.

•	A total of 2,500,000 shares of Common Stock are eligible for issuance under the Plan, and the maximum number of shares of Common Stock with respect to which incentive stock options may be granted under the Plan is 2,000,000.

•	The Plan may be administered by the Board of Directors or a committee consisting of two or more members of the Board of Directors appointed by the Board (for purposes of this description, any such committee, a “Committee”).

•	Officers and other employees of our Company or any parent or subsidiary of our Company who are at the time of the grant of an Award employed by us or any parent or subsidiary of our Company are eligible to be granted options or other Awards under the Plan. In addition, non-qualified stock options and other Awards may be granted under the Plan to any person, including, but not limited to, directors, independent agents, consultants and attorneys who the Board or the Committee, as the case may be, believes has contributed or will contribute to our success.

•	With respect to incentive stock options granted to an eligible employee owning stock possessing more than 10% of the total combined voting power of all classes of our stock or the stock of a parent or subsidiary of our Company immediately before the grant (each, a “10% Stockholder”), such incentive stock option shall not be exercisable more than 5 years from the date of grant.

•	The exercise price of an incentive stock option will not be less than the fair market value of the shares underlying the option on the date the option is granted, provided, however, that the exercise price of an incentive stock option granted to a 10% Stockholder may not be less than 110% of such fair market value.

•	The exercise price of a non-qualified stock option may not be less than fair market value of the shares of Common Stock underlying the option on the date the option is granted.

•	Under the Plan, we may not, in the aggregate, grant incentive stock options that are first exercisable by any individual optionee during any calendar year (under all such plans of the optionee’s employer corporation and its “parent” and “subsidiary” corporations, as those terms are defined in Section 424 of the Internal Revenue Code) to the extent that the aggregate fair market value of the underlying stock (determined at the time the option is granted) exceeds $100,000.

•	Restricted stock awards give the recipient the right to receive a specified number of shares of Common Stock, subject to such terms, conditions and restrictions as the Board or the Committee, as the case may be, deems appropriate. Restrictions may include limitations on the right to transfer the stock until the expiration of a specified period of time and forfeiture of the stock upon the occurrence of certain events such as the termination of employment prior to expiration of a specified period of time.

•	Certain Awards made under the Plan may be granted so that they qualify as “performance-based compensation” (as this term is used in Internal Revenue Code Section 162(m) and the regulations thereunder) and are exempt from the deduction limitation imposed by Code Section 162(m) (these Awards are referred to as “Performance-Based Awards”). Under Internal Revenue Code Section 162(m), our tax deduction may be limited to the extent total compensation paid to the chief executive officer, or any of the four most highly compensated executive officers (other than the chief executive officer) exceeds $1 million in any one tax year. Among other criteria, Awards only qualify as performance-based awards if at the time of grant the compensation committee is comprised solely of two or more “outside directors” (as this term is used in Internal Revenue Code Section 162(m) and the regulations thereunder). In addition, we must obtain stockholder approval of material terms of performance goals for such “performance-based compensation.”

•	All stock options and certain stock awards, performance awards, and stock units granted under the Plan, and the compensation attributable to such Awards, are intended to (i) qualify as performance-based awards or (ii) be otherwise exempt from the deduction limitation imposed by Internal Revenue Code Section 162(m).

•	No options or other Awards may be granted on or after the tenth anniversary of the effective date of the Plan.

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

The following table sets forth information as of December 31, 2011 regarding compensation plans under which our equity securities are authorized for issuance.

			Number of Securities
			Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans(1)	576	$728.77	N/A
Equity compensation Plans (2)	267,125	5.00	2,215,750
Total	267,701		2,215,750

(1) Pursuant to our 2005 Stock Option Plan. We do not intend to issue any further grants from this plan

(2) Pursuant to our 2011 Equity Incentive Plan.

Purchases of equity securities by the issuer and affiliated purchasers

None

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this Item 6.

 Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 . The statements that are not historical facts contained in this report are forward looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These risks are detailed in Risk Section of this Form 10-K. The words “believe”, “anticipate,” “expect”, “confident”, “project”, “provide”, “plan”, “likely”, “future”, “ongoing”, “intend”, may”, should”, would”, “could”,  “guidance” and similar expressions identify forward-looking statements.

Overview

On September 29, 2011 (the “Closing Date”), the Company acquired the Isaac Mizrahi Business in connection with the Merger and the Short Form Merger (collectively, the “Transaction”). The Company engages in the design, licensing, and marketing of the Isaac Mizrahi brand with a focus on a variety of product categories featuring the Isaac Mizrahi Brand.  The Company operates in a “working capital light” business model, licensing the Isaac Mizrahi Brands through its wholly-owned subsidiary IM Brands and generating royalty and design revenues through licensing and other agreements with wholesale manufacturers, sourcing and design companies, and retailers. Prior to our acquisition of the Isaac Mizrahi Business, the business was a division of IM Ready.

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K.

Critical Accounting Policies and Estimates

The consolidated financial statements and related notes included elsewhere in this Form 10-K are as of, or for, one of two periods, the Company (the “Successor”) that consists of the period following the closing date of the Transaction (the “Closing Date”) (September 29, 2011) and of the Isaac Mizrahi Business (the “Predecessor”) for the periods prior to the Closing Date. All statements related to calendar year 2010 are considered Predecessor periods. For calendar year 2011 the consolidated statements of operations, consolidated statements of cash flows and statement of stockholders equity are presented for the Predecessor period prior to the Closing Date (January 1, 2011 to September 28, 2011), and for the Successor period including and following the Closing Date (September 29, 2011 to December 31, 2011).

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We review all significant estimates affecting the financial statements on a recurring basis and record the effect of any adjustments when necessary.

In connection with our licensing model, we have entered into various trademark license agreements that provide revenues based on minimum royalties and additional revenues based on a percentage of defined sales. Minimum royalty revenue is recognized on a straight-line basis over each period, as defined, in each license agreement. Royalties exceeding the defined minimum amounts are recognized as income during the period corresponding to the licensee's sales. Design service fees are recorded and recognized in accordance with the terms and conditions of each design fee contract, including the Isaac Mizrahi Business meeting its obligations and providing the relevant services under each contract.  Generally this is recording on a straight line basis each base fee as stated in each design fee service agreement for the covered period and, if applicable  recognizing additional payments in the period that it applies to.  The rationale for recording design service fee income on the straight-line is based on annual even fixed payments.

The Company accounts for stock-based compensation in accordance with ASC Topic 718 by recognizing the fair value of stock-based compensation in the consolidated statement of operations.  The fair value of the Company’s stock option awards are estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of stock-based awards is amortized over the vesting period of the awards.  For stock-based awards that vest based on performance conditions (e.g. achievement of certain milestones), expense is recognized when it is probable that the condition will be met.

Other significant accounting policies are summarized in Note 2 of Notes to Consolidated Financial Statements.

Summary of operating results

Our discussion and analysis of our financial condition and result of operations is based on the consolidated financial statements and related notes included elsewhere in this Form 10-K, consisting of the Company (the “Successor”) for the period including and following the Closing Date (September 29, 2011) and of the Isaac Mizrahi Business (the “Predecessor”) for the periods prior to the Closing Date. All references to calendar year 2010 and the period January 1, 2011 to September 28, 2011are considered Predecessor periods. The period September 29, 2011 to December 31, 2011 are considered Successor periods.

•	The Company had a net loss of $0.869 million for the period from September 29, 2011 to December 31, 2011. The Predecessor had net income $4.173 million and $4.627 million for the period January 1, 2011 to September 28, 2011 and the year ended December 31, 2010, respectively.

•	The Company had an operating loss of $0.513 million for the period from September 29, 2011 to December 31, 2011. The Predecessor had operating income of $4.348 million and $4.847 million for the period January 1, 2011 to September 28, 2011 and the year ended December 31, 2010, respectively.

An additional discussion is presented for the comparison of results from operations of 2011 unaudited pro-forma and results from operations of 2010 unaudited pro-forma for the year ended December 31, 2010.

•	The Company presents pro-forma net income of $1.172 million and $1.418 million for the years ended December 31, 2011 and December 31, 2010, respectively.

•	The Company presents pro-forma operating income of $3.939 million and $4.318 million the years ended December 31, 2011 and December 31, 2010, respectively.

2011 Consolidated Statement of Operations (Successor Period)

Licensing and Other Revenue. Licensing and design fee revenue for the period September 29, 2011 to December 31, 2011 (the “Successor Period”) was $2.898 million. The Company incurred direct licensing costs consisting of royalty participation and 3rd party commissions of $0.252, resulting in net licensing and design revenues of $2.646 million.  Revenues from QVC for the Successor Period were $1.936 million, or 67% of revenues. Revenues from LCNY Agreement and the Design Agreement for the Successor Period were $0.383 million and $0.282 million, or 13% and 10% of revenues, respectively. Revenues from new license agreements for the Successor Period were $0.297 million, or 10% of revenues.

Operating and Marketing Costs. Operating and marketing costs for the Successor Period was $1.010 million. The bulk of these costs were the Company’s design and marketing staff of approximately $0.887 million. Other operating costs of $0.123 million consisted of supplies, marketing and appearances.

General and administrative. General and administrative expense for the Successor Period was $0.910 million. These costs consisted of $0.393 million of executive and administrative compensation, $0.145 million of rent expense, $0.078 million professional fees and $0.294 million of other general expenses.

Depreciation and amortization. Depreciation and amortization expense for the Successor Period was $0.211 million. Depreciation expense was $0.76 million and amortization of intangibles was $0.135 million.

Other expenses. For the Successor Period, the Company incurred $0.530 million in stock based compensation and $0.498 million in acquisition and due diligence related expenses. The stock based compensation includes an issuance of stock to a former Director valued at $0.158 million and $0.372 million to executives and directors. The acquisition and due diligence expenses were related to the acquisition of the Isaac Mizrahi brand, and are not expected to be recurring.

Interest and other finance costs. For the Successor Period, the Company incurred interest expense from debt of $0.296 million and other interest and finance costs of $0.253 million. Other interest and finance costs consist $0.127 million of amortization of the discounted Seller Note, $0.058 million amortization of Lender Warrants discount, $0.025 million of amortized other imputed interest, $.01 million Seller Note interest and $0.033 million of amortization of deferred finance costs.

Interest income. For the Successor Period, the Company earned $3,000 in interest income.

Provision for income taxes. For the Successor Period, the Company had a deferred net tax benefit of $190,000.

Pro-forma year ended 2011 compared with year ended 2010

The following tables present unaudited pro-forma information presents a summary of the Company’s consolidated results of operations for the years ended December 31, 2011 and 2010, respectively, as if the acquisition of the Isaac Mizrahi Business and the related financing had occurred on January 1, 2010.  These pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have occurred on January 1, 2010, or which may result in the future.

Xcel Brands, Inc. and Subsidiaries
Unaudited Pro-forma Consolidated Statements of Operations

				Successor	Predecessor
	Pro-forma Year ended December 31, 2011[1]		Adjustments	Period From September 29, 2011 through December 31, 2011	Period From January 1, 2011 through September 28, 2011[1]

Licensing & design revenues	$11,627,000		$-	$2,898,000	$8,729,000
Direct licensing costs	252,000		-	252,000	-
Net licensing & design revenues	11,375,000		-	2,646,000	8,729,000

Expenses:
Operating and marketing	3,796,000		-	1,010,000	2,786,000
General and administrative	2,294,000		-	910,000	1,384,000
Stock based compensation	530,000		-	530,000	-
Depreciation and amortization	816,000	[2]	394,000	211,000	211,000
Acquisition and due diligence costs	-	[3]	(498,000)	498,000	-
Total Expenses	7,436,000		(104,000)	3,159,000	4,381,000

Operating income (loss)	3,939,000		104,000	(513,000)	4,348,000

Other income (expenses)
Interest expenses – term debt	(1,148,000)	[4]	(852,000)	(296,000)	-
Other interest and finance costs	(1,000,000)	[4]	(747,000)	(253,000)	-
Interest income	12,000	[4]	9,000	3,000	-
Total other income (expenses)	(2,136,000)		(1,590,000)	(546,000)	-

Net income (loss) before income tax provision	1,803,000		(1,486,000)	(1,059,000)	4,348,000

Income tax provision (benefit)	631,000	[5]	646,000	(190,000)	175,000

Net income (loss)	$1,172,000		$(2,132,000)	$(869,000)	$4,173,000

Weighted average number of common shares outstanding
Basic:	5,750,259
Fully dilutive:	6,542,690
Basic earnings per share	$0.20
Fully diluted earnings per share	$0.18

[1] The December 31, 2011 and December 31, 2010 pro-forma statements assumes for the Predecessor Periods that the Isaac Mizrahi Business was operated under the structure of the Predecessor. This includes (1) Earthbound acting as a 3rd party servicer, (2) royalty revenues including amortization of deferred revenue (discussed under the caption “Trend Information Discussion”) and (3) amortization of prepaid expenses relating to the deferred revenue.

[2] This adjustment assumes the Company amortized intangible assets since January 1, 2011.

[3] This adjustment eliminates non-recurring expenses relating to the acquisition of the Isaac Mizrahi Business. These expenses would not be typically incurred in the operations of the Company.

[4] This adjustment is designed to state interest expense and other finance costs as if acquisition of the Isaac Mizrahi Business and related financing occurred January 1, 2011.

[54] Income tax expense is adjusted to reflect an effective 35% income tax rate.

Xcel Brands, Inc. and Subsidiaries
Unaudited Pro-forma Consolidated Statements of Operations

				Predecessor
	Pro-forma Year ended December 31, 2010 (1)		Adjustments	Year Ended December 31, 2010 (1)

Licensing & design revenues	$9,796,000		$-	$9,796,000

Expenses:
Operating and marketing	3,143,000		-	3,143,000
General and administrative	1,523,000		-	1,523,000
Depreciation and amortization	812,000	[2]	529,000	283,000
Total Expenses	5,478,000		529,000	4,949,000

Operating income (loss)	4,318,000		(529,000)	4,847,000

Other income (expenses)
Interest expenses – term debt	(1,148,000)	[3]	(1,148,000)	-
Other interest and finance costs	(1,000,000)	[3]	(1,000,000)	-
Interest income	12,000	[3]	10,000	2,000
Total other income (expenses)	(2,136,000)		(2,138,000)	2,000

Net income (loss) before income tax provision	2,182,000		(2,667,000)	4,849,000

Income tax provision	764,000	[4]	542,000	222,000

Net income (loss)	$1,418,000		$(3,209,000)	$4,627,000

Weighted average number of common shares outstanding
Basic:	5,743,319
Fully dilutive:	6,539,312
Basic earnings per share	$0.25
Fully diluted earnings per share	$0.22

[1] The December 31, 2011 and December 31, 2010 pro-forma statements assumes for the Predecessor Periods that the Isaac Mizrahi Business was operated under the structure of the Predecessor. This includes (1) Earthbound acting as a 3rd party servicer, (2) royalty revenues including amortization of deferred revenues (discussed under the caption “Trend Information Discussion”) and (3) amortization of prepaid expenses relating to the deferred revenues.

[2] This adjustment assumes the Company amortized intangible assets since January 1, 2010.

[3] This adjustment is designed to state interest expense and other finance costs as if acquisition of the Isaac Mizrahi Business and related financing occurred January 1, 2010.

[4] Income tax expense is adjusted to reflect an effective 35% income tax rate.

The following discussion compares the year ended December 31, 2011 pro-forma statement of operations (“2011”) and the year ended December 31, 2010 pro-forma statement of operations of the Predecessor (“2010”).

Revenue – Net licensing and design service fee revenue for 2011 increased to $11,375,000 from $9,796,000 from 2010. The increase in revenue was attributable to increased net royalties of $2,880,000 and $115,000, for QVC and LC, respectively and new licensees added $295,000 of royalty revenues.  This was partly offset by a decrease in vendor royalty revenues from 2010 to 2011 by $1,461,000 and the Company incurring direct royalty expenses of $252,000 in 2011. Design fees remained unchanged from 2010 to 2011.

Expenses – Total expenses for 2011 increased to $7,436,000 from $5,478,000 for 2010.

Total operating and marketing costs expenses for 2011 increased by $653,000 to $3,796,000 from 2010.  The increase is attributable to a combination of increased product sales volume and activity relating to seventeen new licensees. Operating and marketing cost as a percentage of net revenues increased slightly to 33.4% in 2011 compared to 32% for 2010.

General and administrative costs increased in 2011 by $771,000 to $2,294,000 compared with $1,523,000 for 2010.  Increased salaries of $284,000 represent the largest increase to general and administrative expenses as compared to 2010. This is due primarily to the executive staff needed to operate as a public company. Other costs relating to being a public company such as professional fees, insurance, compliance and other fees added approximately $310,000 in expenses for 2011. Rent was approximately $50,000 higher in 2011 compared to 2010.

Depreciation and amortization expenses increased by $4,000 for 2011 compared with 2010.  The difference is the Company acquired and purchased additional fixed assets in 2011. Amortization of intangibles remained the same for each year at $529,000.

Stock based compensation accounted for $530,000 of 2011 and none for 2010. This amount consists of $372,000 for employees and the board of directors and $158,000 for the former director.

Interest and other finance costs, net of interest income for 2011 and 2010 was $2,136,000 for both years. Interest consists of $1,148,000 of current interest relating to the Company’s term debt for both 2011 and 2010. All of the other interest and finance costs are based on amortization of (1) imputed interest and (2) deferred finance costs). Amortization of imputed interest consists of Seller note discount $511,000; lender warrant discount of $232,000; and other imputed interest amortization of $104,000 and amortization of deferred finance costs is approximately $125,000. The Company prepaid $122,000 of Seller Note interest of which $36,000 is current expense 2011.

Income taxes were higher for 2010 by $107,000 based on higher taxable income and the same effective tax rate of 35%.

Trend information discussion:

Since the beginning of 2010 the Isaac Mizrahi Business has moved towards higher royalty revenues and less design service fees.  Royalty revenues have been primarily dependent on product sales on QVC.  Following the acquisition of the Isaac Mizrahi brand by the Company, new license agreements became effective for the Isaac Mizrahi brand, which are expected to increase overall revenues.  In addition, the Company is looking to expand product offerings and increase licensed royalty revenue by adding new product categories and entering into new license agreements.   As the Company adds new licenses it will reduce the QVC license revenue concentration.

The Company expects royalty revenues to increase based on the new licenses that have been signed in 2011, the ones that have been signed in 2012 and the prospects of new categories and new licensees. The Company expects its new licensees to begin to sell product by the fall of 2012 or the spring of 2013. Currently, the Company has recognized only guaranteed minimum payments from its new licensees.

As consideration for the termination and replacement of a previous design agreement between IM Ready and LC, the Isaac Mizrahi Business received a one-time fee of $9,000,000, which was recorded as a deferred royalty payment.  This amount was being amortized by the Isaac Mizrahi Business on a straight line basis over the life of the LCNY Agreement. Included in revenues for the period from January 1, 2011 to December 31, 2011 and year ended 2010 is amortized revenue of $1.7 million and $2.3 million, respectively.  Following the acquisition of the Isaac Mizrahi Business, the Company is not receiving the benefits of the one-time payment and will not record any deferred royalty payment as a result of the one-time payment.

The Company’s operating expense will have a different structure than the predecessor operated under.  The Earthbound service fee is replaced by an in-house design and management team.  The termination of the Earthbound Agreement is expected to have minimal effect on direct expenses and operating margins for the short term.  Based on the current level of revenues, the Company’s first year projected wages and salaries, including the salaries payable to our executive officers, are expected to be slightly less than IM Ready’s historical wages and salaries and the service provided from Earthbound.  Direct expense savings will be realized by the Company as license royalty revenues increase and the incremental direct costs are expected to be minimal compared with the fee structure under the Earthbound Agreement. Under XCel’s operating structure, XCel expects total expenses to decrease as a percentage of revenue as revenues increase.

The Company is obligated to pay additional consideration to IM Ready upon meeting certain revenue target amounts over the four years following the acquisition.  The amount is payable by the Company in stock so long as the Loan is outstanding, otherwise cash or stock at the sole discretion of the Company.  The Company has recorded a contingent obligation based on the discounted projected earn-out payments.  The revenue that determines the annual earn-out consideration is based solely on the Isaac Mizrahi Business.  If revenues from the Isaac Mizrahi Business increase and constitute at least 76% of the Net Royalty Income targets described below, IM Ready will be eligible to earn the Earn-Out Value each year for four consecutive years after the Closing Date, with the number of shares to be issued based upon the greater of (i) $4.50 and (ii) average stock price for the last twenty days in such period.  The Earn-Out Value is payable solely in stock.

ROYALTY TARGET PERIODS	NET ROYALTY INCOME TARGET	EARN-OUT VALUE
First Royalty Target Period	$16,000,000	$7,500,000
Second Royalty Target Period	$20,000,000	$7,500,000
Third Royalty Target Period	$22,000,000	$7,500,000
Fourth Royalty Target Period	$24,000,000	$7,500,000

IM Ready will receive a percentage of the Earn-Out Value based upon the percentage of the actual Net Royalty Income of the Isaac Mizrahi Business to the royalty target as set forth below.

APPLICABLE PERCENTAGE	% OF EARN-OUT VALUE EARNED
Less than 76%	0%
76% up to 80%	40%
80% up to 90%	70%
90% up to 95%	80%
95% up to 100%	90%
100% or greater	100%

The earn-out value for the acquisition was determined to be $15,000,000 (the “Earn-Out Obligation”). This amount was based on projected royalties during the Royalty Target Periods and the aggregate amount of earn-out consideration due for each Royalty Target Period. The Earn-out Obligation balance at December 31, 2011 is $15,000,000.

IM Ready will also be eligible to earn up to $2,765,500, payable in cash or Common Stock, at the Company’s option, contingent upon the Isaac Mizrahi Business receiving net royalty income of at least $2,500,000 from QVC in the twelve month period ending on the four year anniversary of the Closing Date with such stock based upon the greater of (x) $4.50 and (y) fair market value of the common stock at the time of such issuance (the “QVC Earn-out”).

Management will assess no less frequent than each reporting period the status of these contingent obligations.  Any change in the expected obligation will result in an expense or income in the period in which it is determined fair market value of the carrying value has changed.

Other Factors

We continue to seek to expand and diversify the types of licensed products being produced under our the Isaac Mizrahi brand, as well as diversify the distribution channels within which licensed products are sold, in an effort to reduce dependence on any particular retailer, consumer or market sector. The success of our company, however, will still remain largely dependent on our ability to build and maintain brand awareness and contract with and retain key licensees and on our licensees’ ability to accurately predict upcoming fashion trends within their respective customer bases and fulfill the product requirements of their particular retail channels within the global marketplace. Unanticipated changes in consumer fashion preferences, slowdowns in the U.S. economy, changes in the prices of supplies, consolidation of retail establishments, and other factors noted in “Risk Factors,” could adversely affect our licensees’ ability to meet and/or exceed their contractual commitments to us and thereby adversely affect our future operating results.

Effects of Inflation

We do not believe that the relatively moderate rates of inflation experienced over the past two years in the United States, where we primarily compete, have had a significant effect on revenues or profitability.  If there were an adverse change in the rate of inflation by less than 8%, the expected effect on net income would be immaterial.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund working capital needs, and to a lesser extent, capital expenditures. At December 31, 2011 our unrestricted cash and cash equivalents totaled $2,718,000.

The Company financed the acquisition of the Isaac Mizrahi Business with approximately $4.3 million of proceeds received from the issuance of common stock and warrants in the Offering and $13.1 million of net proceeds from the Loan.  As part of the consideration to IM Ready, the Company paid to IM Ready approximately $10.1 million and $1.5 million in an assumed obligation of IM Ready and incurred transaction costs and fees of $1.2 million.  Following the acquisition, the Company had $4.6 million in cash.

As part of the financing for the acquisition, the Company also assumed a $1.5 million non-interest bearing installment obligation and issued approximately $7.4 million principal amount Note to IM Ready (the “Seller Note”). The Company prepaid $122,000, the full amount of the Seller Note interest, to IM Ready on the Closing Date. The Seller Note is due 3 years from the Closing Date, payable in stock or cash at the Company’s option. Through December 31, 2012, the Company has approximately $1.3 million of cash payment obligations under the Loan and installment obligation.   The Company expects to meet these obligations from existing cash and operating cash flow.  Neither the Loan nor the installment obligation is subject to change in cost structure.  The Company has minimal capital expenditure requirements and has no future capital commitments.

 Our term loan facility requires us to repay current interest quarterly at 8.5% per annum. Principal payments are not required until 2013.

The Company expects that existing cash and operating cash flows will be adequate to meet the Company’s operating needs, debt service obligations and capital expenditure needs for the next twelve months.  The Company is dependent on its licensees for all of its revenues, and there is no assurance that the licensees will perform as projected.

We also believe that cash from future operations as well as currently available cash will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future, including the debt service of the $13.5 million Loan and making necessary upgrades to the Company’s infrastructure and technology.

At December 31, 2011 the working capital ratio (current assets to current liabilities) was 3.73

The Company’s business model does not require significant capital expenditures, nor does it require the Company to advance expenses such as inventory.  Although the Company is limited to $400,000 per year in capital expenditures under the Loan, the Company estimates that capital expenditures for the next twelve months will be less than this amount, including for upgrading technology and equipment and fixture needs and making necessary improvements to our leased premises.  Therefore, the Company does not believe that this covenant will restrict its expected operations.

The Predecessor - Prior to September 29, 2011 cash flow requirements for the Isaac Mizrahi Business were funded by IM Ready, and cash management functions were not performed at the Isaac Mizrahi Business level. The Isaac Mizrahi Business did not maintain a separate cash account and it is not possible to determine the cash flows directly attributable to the Isaac Mizrahi Business.

Operating Activities

Net cash provided by operating activities for the period September 29, 2011 to December 31, 2011 decreased approximately $2.1 million.  This decrease in net cash provided by operating activities of $2.1 million is primarily due to a net loss of $0.869 million and an increase in accounts receivable by $2.2 million, which was collected January 2012.  Our net loss of $0.869 million included non-cash items (1) stock-based compensation expense of approximately $0.530 million, (2) $0.252 million of imputed interest amortization of discounted obligations and depreciation and amortization of $0.211 million. . There are no comparable results for the prior period.

Investing Activities

Net cash used in investing activities was $11,991,000 for the period September 29, 2011 to December 31, 2011.   The use of cash related to the acquisition of the Isaac Mizrahi Business, including paying $10,174,000 to IM Ready and $1,500,000 of IM Ready assumed obligation on September 29, 2011 (the “Closing Date”) and the purchase of equipment and fixtures of $142,000.   The Company also has reserved $175,000 as security for the Company’s real property lease.  There are no comparable results for the prior period.

Financing Activities

Net cash provided by financing activities was $16,768,000 for the period September 29, 2011 to December 31, 2011.  The Company received $13,500,000 in proceeds from the Loan and $4,305,000 from the issuance of common stock on the Closing Date and an additional $500 from the issuance of common stock upon exercise of options in December.  The Company incurred deferred finance costs and expenses related to equity and recapitalization of $562,000, and $472,000, respectively. The Company prepaid $4,000 in capital lease obligations.   There are no comparable results for the prior period.

Obligations and commitments

 In connection with the acquisition of the Isaac Mizrahi Business, we entered into a five-year term loan facility (the “Loan”) pursuant to which we borrowed and received proceeds of $13,500,000. Our obligations under our Loan are secured by the Isaac Mizrahi Trademarks and essentially all of the assets of IM Brands, LLC. The Loan bears interest at a fixed rate of 8.5% per annum, payable quarterly. The principal amount of the Loan is payable quarterly as follows:  $337,500 on January 5, 2013 through October 5, 2013, $506,250 on January 5, 2014 through October 5, 2014; $843,750 on January 5, 2015 through October 5, 2015; $1,687,500 on January 5, 2016 through the maturity date, which is the date that is 5 years after the closing date. The principal balance as of December 31, 2011 was $13,500,000.

In connection with the acquisition of the Isaac Mizrahi Business, the Company assumed an obligation to Earthbound for $1,500,000, non-interest bearing payable quarterly over 5 years commencing March 31, 2012. The obligation is discounted by 9.25% (the Company’s estimated borrowing rate) and originally recorded as an installment obligation of $1,132,167. The obligation is payable quarterly as follows:  $37,500 on March 31, 2012 through December 31, 2012, $81,250 on March 31, 2013 through December 31, 2014, $87,500 on March 31, 2015 through December 31, 2016. The balance as of December 31, 2011 is $1,158,348

The following is a summary of contractual cash obligations, including interest for the periods that existed as of December 31, 2011:

Obligation	2012	2013	2014	2015 and after	Total

Loan	$-	$1,350,000	$2,025,000	$10,125,000	$13,500,000
Loan - interest	1,148,000	1,104,000	968,000	1,112,000	4,332,000
Earthbound obligation (including interest)	150,000	325,000	325,000	700,000	1,500,000
Other contractual obligations	18,000	3,000	-	-	21,000
Rent obligations	533,000	554,000	584,000	703,000	2,374,000
Employment contracts	2,156,000	2,505,000	2,008,000	-	6,669,000

Total contractual cash obligations	$4,005,000	$5,841,000	$5,910,000	$12,640,000	$28,396,000

Other Factors

We continue to seek to expand and diversify the types of licensed products being produced under our brand, as well as diversify the distribution channels within which licensed products are sold, in an effort to reduce dependence on any particular retailer, consumer or market sector. The success of our company, however, will still remain largely dependent on our ability to build and maintain our Isaac Mizrahi brand and contract with and retain key licensees and on our licensees’ ability to execute within their respective customer bases and fulfill the product requirements of their particular retail channels within the global marketplace. Unanticipated changes in consumer fashion preferences, slowdowns in the U.S. economy, changes in the prices of supplies, consolidation of retail establishments, and other factors noted in “Risk Factors,” could adversely affect our licensees’ ability to meet and/or exceed their contractual commitments to us and thereby adversely affect our future operating results.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations or liquidity.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Xcel Brands, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Xcel Brands, Inc. and Subsidiaries (the “Successor”) as of December 31, 2011, and the related consolidated statements of operations, statement of stockholders’ equity, and cash flows for the period from September 29, 2011 to December 31, 2011 (referred to as the Successor period). We have also audited the balance sheet of the Isaac Mizrahi Business (a division of IM Read-Made, LLC) (the “Predecessor”) as of December 31, 2010, and the related statements of operations, changes in parent’s equity in unit, and cash flows for the periods January 1, 2011 to September 28, 2011 and the year ended December 31, 2010 (referred to as the Predecessor periods). These financial statements are the responsibility of the Successor and Predecessor management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Successor (Xcel Brands, Inc. and Subsidiaries) and the Predecessor (Isaac Mizrahi Business) for the periods set forth in the first paragraph, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2, the financial statements covered by the Predecessor period have been prepared using the assets, liabilities, revenues and expenses related to the historical operations of Isaac Mizrahi Business on a carve-out basis and are not necessarily indicative of the costs and expenses that would have resulted if the Isaac Mizrahi Business had been operated as a separate entity. Certain expenses represent allocations and estimates of costs from IM Ready-Made, LLC. Allocations and estimates are based on assumptions that management believes are reasonable under the circumstances.

/s/ Rothstein Kass

Roseland, New Jersey

March 23, 2012

Xcel Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

	Successor	Predecessor
	December 31, 2011	December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$2,718,000	$46,000
Restricted cash	175,000	-
Accounts receivable	2,191,000	1,768,000
Prepaid expenses	401,000	1,422,000
Other current assets	85,000	-
Total current assets	5,570,000	3,236,000
Property and equipment:
Leasehold improvements, furniture & equipment	1,399,000	2,743,000
Less: accumulated depreciation	76,000	1,302,000
Total property and equipment	1,323,000	1,441,000
Other Assets:
Trademarks, goodwill and other intangibles, net	57,461,000	-
Deferred finance costs, net	591,000	-
Deposits	9,000	-
Total other assets	58,061,000	-
Total Assets	$64,954,000	$4,677,000

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$878,000	$1,137,000
Advance payable	-	1,500,000
Deferred royalty payments, net of long term portion	503,000	3,049,000
Other current liabilities	66,000	-
Current portion of long term debt	44,000	-
Total current liabilities	1,491,000	5,686,000
Long Term Liabilities:
Deferred royalty payments, less current portion	-	6,346,000
Term loan	12,344,000	-
Seller note	5,765,000	-
Installment debt obligation	1,114,000	-
Contingent obligations - due to seller	17,765,000	-
Deferred tax liability	9,831,000	-
Other long term liabilities, less current portion	26,000	-
Total long term liabilities	46,845,000	6,346,000
Total Liabilities	48,336,000	12,032,000

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding		-
Common stock, $.001 par value, 25,000,000 shares authorized, 5,810,444 issued & outstanding	6,000	-
Paid in capital	17,904,000	-
Accumulated deficit	(1,292,000)	-
Parent's equity in unit	-	(7,355,000)
Total stockholders' equity	16,618,000	(7,355,000)

Total liabilities and stockholders' equity	$64,954,000	$4,677,000

See Notes to Consolidated Financial Statements

Xcel Brands, Inc. and Subsidiaries

Consolidated Statements of Operations

	Successor	Predecessor
	Period From September 29, 2011 through December 31, 2011	Period From January 1, 2011 through September 28, 2011	Year Ended December 31, 2010

Licensing & design revenue	$2,898,000	$8,729,000	$9,796,000
Direct licensing costs	252,000	-	-
Net licensing & design revenue	2,646,000	8,729,000	9,796,000

Expenses
Operating & marketing costs	1,010,000	2,786,000	3,143,000
General and administrative expenses	910,000	1,384,000	1,523,000
Stock based compensation	530,000	-	-
Depreciation & amortization	211,000	211,000	283,000
Acquisition and due diligence costs	498,000	-	-
Total expenses	3,159,000	4,381,000	4,949,000

Operating income (loss)	(513,000)	4,348,000	4,847,000

Other Income (expenses)
Interest expenses - debt	(296,000)	-	-
Interest income	3,000	-	2,000
Other interest and finance charges	(253,000)	-	-
Total other income (expenses)	(546,000)	-	2,000

Income (loss) before income tax (benefit) expense	(1,059,000)	4,348,000	4,849,000

Income tax (benefit) expense	(190,000)	175,000	222,000

Net income (loss)	$(869,000)	$4,173,000	$4,627,000

Earnings per share:
Basic and diluted	$(0.15)

Weighted average number of common shares outstanding:
Basic and diluted	5,770,266

See Notes to Consolidated Financial Statements

Xcel Brands, Inc. and Subsidiaries

Statement of Changes in Parent's Equity in Unit and Consolidated Statement of Stockholders' Equity

Predecessor
Parent's Equity in Unit, January 1, 2010	$(2,985,000)

Net Income	4,627,000
Less: Member distributions	(8,997,000)

Parent's Equity in Unit, December 31, 2010	(7,355,000)

Net Income	4,173,000
Less: Member distributions	(2,147,000)

Parent's Equity in Unit, September 28, 2011	$(5,329,000)

Successor	Common Stock		Paid - in	Accumulated
	Share	Amount	Capital	Deficit	Total

Balances, September 29, 2011	944,688	$1,000	$-	$(423,000)	$(422,000)

Shares of common stock and 1,064 warrants issued on September 29, 2011 in connection with recapitalization transaction	186,811	-	(125,000)		(125,000)

Shares issued to former Chairman in connection with recapitalization transaction	47,132	-	158,000		158,000

Shares of common stock and 430,500 warrants issued in a private placement of September 29, 2011	861,000	1,000	4,304,000		4,305,000

Shares of common stock issued on September 29, 2011 in connection with purchase of IM Licensing Business	2,759,000	3,000	9,212,000		9,215,000

Shares of common stock issued on September 29, 2011 for acquisition of Earthbound contract	944,688	1,000	3,154,000		3,155,000

Warrants issued in connection with Term Loan			1,214,000		1,214,000

Shares issued to employees in connection with restricted stock grants	17,125	-	57,000		57,000

Compensation expense in connection with stock options and warrants to directors and management			367,000		367,000

Direct costs relating to equity placement, including 9,800 warrants issued to placement agent			(438,000)		(438,000)

Shares issued on exercise of warrants on December 20, 2011	50,000	-	1,000		1,000

Net loss for the period ended December 31, 2011				(869,000)	(869,000)

Balances, December 31, 2011	5,810,444	$6,000	$17,904,000	$(1,292,000)	$16,618,000

See Notes to Consolidated Financial Statements

Xcel Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Successor	Predecessor
	Period From September 29, 2011 through December 31, 2011	Period From January 1, 2011 through September 28, 2011	Year Ended December 31, 2010
Cash flows from operating activities
Net income (loss)	$(869,000)	$4,173,000	$4,627,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	211,000	211,000	283,000
Amortization of deferred finance costs	31,000	-	-
Stock-based compensation	530,000	-	-
Amortization of Seller note discount	128,000	-	-
Amortization of other imputed interest	26,000	-	-
Amortization of senior note discount	58,000	-	-
Deferred income tax provision	(190,000)	-	-
Changes in operating assets and liabilities:
Accounts receivable	(2,191,000)	(183,000)	2,872,000
Prepaid expenses	323,000	220,000	(1,042,000)
Other assets	(94,000)	(32,000)	-
Accounts payable and accrued expenses	(423,000)	213,000	523,000
Due to affiliates	(164,000)	-	-
Advance payable	-	-	1,500,000
Royalty advances	516,000	(2,270,000)	(17,000)
Other liabilities	49,000	-	-
Net cash provided by (used in) operating activities	(2,059,000)	2,332,000	8,746,000

Cash flows from investing activities
Acquisition of Isaac Mizrahi Trademarks & related intangible property and tangible property and equipment	(10,174,000)	-	-
Purchase of property and equipment	(142,000)	-	(76,000)
Restricted cash for security deposit	(175,000)	-	-
Payment of assumed obligation of Seller	(1,500,000)	-	-
Net cash used in investing activities	(11,991,000)	-	(76,000)

Cash flows from financing activities

Proceeds from term loan	13,500,000	-	-
Proceeds from sale of common stock and warrants	4,305,000	-	-
Proceeds from exercise of warrants	1,000	-	-
Deferred finance costs	(472,000)	-	-
Member distributions	-	(2,147,000)	(8,997,000)
Payment of expenses related to equity & recapitalization	(562,000)	-	-
Repayment of lease obligation	(4,000)	-	-
Net cash provided by (used in) financing activities	16,768,000	(2,147,000)	(8,997,000)

Net increase (decrease) in cash and cash equivalents	2,718,000	185,000	(327,000)

Cash and cash equivalents, beginning of period	-	46,000	373,000

Cash and cash equivalents, end of period	$2,718,000	$231,000	$46,000

Supplemental disclosure of non-cash information
Value of common stock issued to Sellers as partial consideration in the acquisition of Isaac Mizrahi Business	$9,215,000
Value of common stock issued to Earthbound as partial consideration in the acquisition of Isaac Mizrahi Business	$3,155,000
Issuance of Seller Notes as partial consideration in the acquisition of Isaac Mizrahi Business (net of debt discount - see Note 5)	$5,637,000
Value of Warrants to purchase 364,428 of common stock for $.01 per share issued to Noteholders	$1,214,000
Contingent equity pay-out relating to acquisition of Isaac Mizrahi Business	$15,000,000
Contingent obligations relating to acquisition of Isaac Mizrahi Business	$2,765,000
Assumed Other Long Term liabilities as partial consideration of the Isaac Mizrahi Business	$1,132,000
Deferred tax liability relating to the net tax effect of the excess book value over tax basis of acquired intangible asset	$9,615,000
Deferred tax liability relating to the net tax effect of the Seller Note discount amount	$635,000
Value of equipment and software received from Earthbound	$71,000
Assumed capitalized lease obligation	$24,000

Supplemental disclosure of cash flow information,
Cash paid during the period for income taxes	$-
Cash paid during the period for interest	$129,000	$175,000	$222,000

See Notes to Consolidated Financial Statements

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011

1.	NATURE OF OPERATIONS, BACKGROUND, BASIS OF PRESENTATION AND REVERSE ACQUISITION

Xcel Brands, Inc. ("XCel", “we”, “our” or the "Company") engages in the design, licensing, and marketing of the Isaac Mizrahi brand with a focus on a variety of product categories featuring the IM Trademarks.

On September 29, 2011, NetFabric Holdings, Inc. (NetFabrics), a public “Shell Company”, entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) pursuant to which a subsidiary of NetFabrics was merged with and into XCel, with XCel surviving as a wholly-owned subsidiary of the Company (the “Merger”). This resulted in the owners of XCel (the "accounting acquirer") having actual or effective operating control of the Company after the transaction, with the shareholders of NetFabrics (the "legal acquirer") continuing only as passive investors. No goodwill was recognized since Net Fabrics was a Shell Company.

Also on September 29, 2011, the Company acquired the Isaac Mizrahi Business (the “Transaction”) (see Note 3). The Transaction was accounted for as a business combination, whereby the purchase price paid to effect the Transaction was allocated to record acquired assets and assumed liabilities at their fair value as of the acquisition date.

As XCel had limited operations prior to the Transaction, the Isaac Mizrahi Business was deemed to be the Predecessor of the Company for financial statement presentation purposes. Accordingly, the accompanying financial statements designate periods preceding the Transaction as relating to the Predecessor and all references to periods after September 29, 2011 (Transaction date) shall be referred to as Successor.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Xcel Brands, Inc. and its wholly owned subsidiaries. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the SEC’s accounting rules under Regulation S-X. All material inter-company accounts and transactions have been eliminated in consolidation.

Presentation of Predecessor Financial Statements

The financial statements covered by the Predecessor have been prepared for the purpose of complying with the rules and regulations of the U.S. Securities and Exchange Commission. The Isaac Mizrahi Business ("Licensing Business") is not a separate legal entity, thus the financial statements are not necessarily indicative of the results of operations that would have occurred if the Licensing Business had been operated as a separate legal entity. IM Ready’s net investment in the Licensing Business (“Parent’s Equity in Unit”) is shown in lieu of stockholders’ equity in the financial statements.

All of the allocations and estimates in the accompanying Predecessor financial statements are based on assumptions that IM Ready and Xcel management (collectively “management”) believe are reasonable, and reasonably approximate the historical costs that the Licensing Business would have incurred as a separate entity. However, these allocations and estimates are not necessarily indicative of the costs and expenses that would have resulted if the Licensing Business had been operated as a separate entity. The allocation of expenses were made to comply with the guidance provided by Staff Accounting Bulletin Topic 1B1, “Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of another Entity”

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results could be affected by those estimates.

Cash and cash equivalents

The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of the Company’s assets and liabilities approximate their fair value presented in the accompanying Consolidated Balance Sheets, due to their short maturities.

Property and Equipment

Furniture and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, generally three (3) to seven (7) years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the leases. Betterments and improvements are capitalized, while repairs and maintenance are expensed as incurred.

Trademarks, Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. The Company accounts for goodwill under the guidance of the Accounting Standards Codification (“ASC”) Topic 350 – “Intangibles: Goodwill and Other”. Goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment, at least annually, in accordance with this guidance. This guidance also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

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

Deferred Finance Costs

Costs incurred in connection with debt offerings are deferred and amortized as interest expense over the term of the related debt using the effective interest method. The amortization expense is included in interest expense in the consolidated statements of operations.

Contingent Obligations

Management will analyze and quantify the expected earn-out payments over the applicable pay-out period.  Management will assess no less frequently than each reporting period the status of contingent obligations. Any change in the expected obligation will result in an expense or income recognized in the period in which it is determined fair market value of the carrying value has changed.

Income Taxes

Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities. Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted rates in effect during the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. Tax positions shall initially be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a probability of fifty percent (50%) or greater of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts.

Revenue recognition

The Company recognizes revenue when persuasive evidence of a sale arrangement exists, delivery has occurred and services have been rendered, the sales price is fixed and determinable, and collectability is reasonable assured. The Company has two types of revenues: (i) royalties based on the sale of products by its licensees or other contractual partners, and (ii) design service fees based on services provided. Revenues from royalties are recognized when earned, which includes guaranteed minimum royalties, if any, and additional revenues based on a percentage of defined sales by our licensees or other contractual partners for each period. Royalties exceeding the guaranteed minimum amounts are recognized as income during the period that corresponds to the licensee’s or partner’s sales.

Design service fees are recorded and recognized in accordance with the terms and conditions of each design fee contract, including the Company meeting its obligations and providing the relevant services under each contract.  Generally, we record on a straight line basis each base fee as stated in each design fee service agreement for the covered period and, if applicable, we recognize additional payments received that is related to a future period as deferred revenue, until service is provided or revenue is earned.

Concentrations of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivable. We limit our credit risk with respect to cash by maintaining cash balances with quality financial institutions. At December 31, 2011, our cash and cash equivalents exceeded FDIC limits. Concentrations of credit risk with respect to accounts receivable are minimal due to the limited amount of outstanding receivables and due to the nature of our royalty revenues. Generally, we do not require collateral or other security to support accounts receivables.

Significant Contracts

QVC Agreement

In connection with the acquisition of the Isaac Mizrahi Business, the Company acquired a direct-to-retail license agreement with QVC that was entered into in January 2009 and amended and restated on September 29, 2011 in connection with the acquisition (as amended, the “QVC Agreement”). Pursuant to the QVC Agreement, the Company designs, and QVC sources and sells, various products under the “IsaacMizrahiLIVE” brand.  The IsaacMizrahiLIVE licensing program launched on QVC in 2010, and includes the sale of products across various categories including apparel, footwear, handbags, accessories, kitchen, soft home, and food through QVC’s television media and related Internet sites primarily in the United States. The initial term of the QVC Agreement continues through September 30, 2015, and renews automatically for successive one-year periods unless terminated by either party. Under the QVC Agreement, QVC has agreed to pay royalties based primarily on a percentage of QVC's net sales of Isaac Mizrahi branded merchandise. Royalty revenues from QVC totaled approximately $1,936,000 for the period from September 29, 2011 to December 31, 2011 (the Successor period), representing 67% of the Company’s total revenues. Royalty revenues from QVC totaled approximately $5,436,000 and $4,492,000 for the period from January 1, 2011 to September 28, 2011, and the year ending December 31, 2010, respectively (the Predecessor periods) , which represents 62% and 46% of total revenues for the Isaac Mizrahi Business, respectively. As of December 31, 2011, the Company had a receivable from QVC in the amount of $1,900,000, representing 87% of the Company’s receivables. As of September 28, 2011 and December 31, 2010, the Predecessor had a receivable from QVC in the amount of $1,650,000 and $1,650,000 representing 85% and 93% of the Predecessor’s receivables, respectively.

LCNY Agreement

In connection with the acquisition of the Isaac Mizrahi Business, the Company assumed and entered into an amended and restated agreement (the “LCNY Agreement”) with Liz Claiborne, Inc. (“LC”) dated September 29, 2011.  Pursuant to the LCNY Agreement, the Company provides design services to LC for the “Liz Claiborne New York” brand, which is sold exclusively through QVC. The initial term of the LCNY Agreement continues through July 31, 2013. Under the LC Agreement, LC has agreed to pay the Company royalties based primarily on a percentage of royalties LC receives from QVC under a separate license agreement between LC and QVC. Revenues under the LCNY Agreement totaled approximately $383,000 for the period from September 29, 2011 to December 31, 2011, representing 13% of the Company’s total revenues. Revenues from the LCNY Agreement (and a previous design agreement with LC) totaled approximately $2,455,000 and $2,723,000 for the periods from January 1, 2011 to September 28, 2011, and the year ending December 31, 2010, respectively, representing 28% and 28% of total revenues for the Isaac Mizrahi Business, respectively. The revenues during the Predecessor period includes amortized revenue of $1,748,000 and $2,347,000 for the periods from January 1, 2011 to September 28, 2011 and the year ended December 31, 2010, respectively that relates to a one-time fee of $9,000,000 that the Predecessor received from LC in 2009, which was recorded as a deferred royalty payment (other liabilities) on the balance sheet in the financial statements of the Predecessor. This amount was being amortized by the Predecessor on a straight line basis over the life of the LCNY Agreement. Following its acquisition of the Isaac Mizrahi Business, the Company is not receiving the benefits of the one-time payment and has not recorded any deferred royalty payment as a result of the one-time payment.

LC/QVC Design fees

In connection with the Transactions, the Company also assumed an agreement with QVC whereby the Company will receive an annual design fee from QVC for the term of the LCNY Agreement (the “Design Agreement”), which fee is intended to cover certain design expenses of the Company related to the Liz Claiborne New York brand.  Revenues from the Design Agreement totaled approximately $282,000 for the period from September 29, 2011 to December 31, 2011, or 10% of the Company’s total revenues. Revenues from the Design Agreement totaled approximately $818,000 and $1,100,000 for the periods from January 1, 2011 to September 28, 2011 and the year ended December 31, 2010, respectively, representing 9% and 11% of total revenues for the Isaac Mizrahi Business, respectively.

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718 by recognizing the fair value of stock-based compensation in the consolidated statement of operations.  The fair value of the Company’s stock option awards are estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of stock-based awards is amortized over the vesting period of the awards.  For stock-based awards that vest based on performance conditions (e.g. achievement of certain milestones), expense is recognized when it is probable that the condition will be met.

Restricted Stock

Compensation cost for restricted stock is measured using the market price of the Company’s common stock at the date the common stock is granted. The compensation cost is recognized over the period between the issue date and the date any restrictions lapse.

Earnings per Share

Basic earnings per share excludes dilution and is computed by dividing net income (or loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options and warrants. The difference between basic and diluted weighted-average common shares results from the assumption that all dilutive stock options, warrants and restricted stock outstanding were exercised into common stock.

As of December 31, 2011, 267,701 shares issuable upon exercise of options and 473,550 shares issuable upon exercise of warrants were excluded from the calculation of earnings per share because they were anti-dilutive.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

3.	Acquisition of the Isaac Mizrahi Business

On May 19, 2011, Xcel Brands, Inc. entered into an asset purchase agreement, as amended (the “Purchase Agreement”), with IM Ready-Made, LLC (“IM Ready”), Isaac Mizrahi and Marisa Gardini, pursuant to which the Buyers acquired certain assets of IM Ready, including (i) the “Isaac Mizrahi” brands (including the trademarks and brands “Isaac Mizrahi New York”, “Isaac Mizrahi”, “IsaacMizrahiLIVE” and “M”) (collectively, the “IM Trademarks”), (ii) the license agreements between IM Ready and certain third parties related to the IM Trademarks including the QVC Agreement (together with the IM Trademarks, the “Isaac Mizrahi Business”), (iii) design agreements with Liz Claiborne (the LCNY Agreement) and QVC (the Design Agreement) to design the “Liz Claiborne New York” brand for sale exclusively at QVC, (iv) computers, design software, and assumption of the operating lease and the related leasehold improvements related to the licensing and design of the IM Trademarks and the design of the Liz Claiborne New York brand and (v) proprietary designs and design process, trade dress, trade names, personal names, images and likenesses, product configuration, corporate names, logos, insignias and slogans and Internet domain names, Internet websites, and URL’s Internet and phone applications and systems.  The parties consummated the asset purchase contemplated by the Purchase Agreement on September 29, 2011.

Pursuant to an agreement between IM Ready and Earthbound, LLC (“Earthbound”), a design and licensing company (the “Earthbound Agreement”), Earthbound had certain rights related to the IM Trademarks and provided certain design services for IM Ready.  In connection with the consummation of the acquisition by the Company of the Isaac Mizrahi Business, XCel and Earthbound entered into a contribution agreement (the “Contribution Agreement”) pursuant to which, on the Closing Date, Earthbound contributed to the Company (i) the Earthbound Agreement and (ii) certain assets relating to the operation of the Isaac Mizrahi Business in exchange for 944,688 shares of Common Stock and also purchased one (1) Unit in the Offering (as defined in Note 6 below).  The closing of the acquisition of the Isaac Mizrahi Business and Earthbound Assets occurred in conjunction with the consummation of the Merger, after which the Company terminated the Earthbound Agreement. Earthbound contributed to the Company, the Earthbound Agreement and certain assets in exchange for 944,688 shares of the Company’s Common Stock valued at $3,155,000 based on the Effective Share Purchase Price.

Pursuant to the Purchase Agreement, at the closing, the Buyers delivered (i) to IM Ready (a) $9,674,000 in cash, (b) a promissory note (the “Seller Note”) in the principal amount of $7,377,000 and (c) 2,759,000 shares of common stock of the Company (the “IM Ready Stock Consideration”), and (ii) to an escrow agent $500,000 that the escrow agent agreed pay to IM Ready upon resolution of certain obligations of IM Ready and Mizrahi (together, the “Closing Consideration”).  The Company also pre-paid $123,000 of interest on the Note on the Closing Date and agreed to include up to 1,200,000 of the shares of the IM Ready Stock Consideration in the registration statement which the Company has agreed to file to register for resale of the Shares and Warrant Shares of the Investors (the “Registration Statement”).  The Company does not have a penalty provision relating to the registration of these shares.

XCel was deemed to be the accounting acquirer of the Isaac Mizrahi Business based on various qualitative and quantitative factors including:

a.	Management of XCel accounts for substantially all of the management of the combined entities. The CEO, CFO, COO and Secretary all continue in the combined entity.
b.	Seven members compose the board of directors. All members were selected by XCel, including one director who was a principal of IM Ready and director who was a principal of Earthbound.
c.	IM Ready granted a proxy to the Company’s board of directors to vote its stock in accordance with the recommendation of the board of directors and Robert D’Loren, who was Chairman of the board of directors of XCel and has been designated by the Company’s board of directors to exercise such proxy.
d.	XCel management as a group makes up the largest minority voting group. There is no majority stockholder.

The Company accounts for purchase of the Isaac Mizrahi Business using the acquisition method of accounting.  In accordance with ASC 805, Business Combinations, the total purchase consideration is allocated to certain net tangible and identifiable intangible assets acquired, and liabilities assumed, based on their estimated fair values as of September 29, 2011.

The purchase price for the acquisition is being allocated as follows:

Components of purchase price:

Cash paid at closing	$9,674,000
Cash deposited with escrow agent	500,000
3,703,688 shares of common stock of the Company valued at $3.34 per share	12,370,000
Seller Note	7,377,000
Seller Note discount (See Note 5, Debt)	(1,740,000)
Contingent obligations – Due to Seller	17,766,000
Long term installment obligation (Earthbound) (See Note 5, Debt)	1,132,000
Seller Licensee obligation assumed and paid at closing	1,500,000
Total purchase price	$48,579,000

Preliminary allocation of purchase price:

Trademark and other related intangible assets	$57,596,000
Property, furniture and equipment	1,233,000
Deferred tax liability	(10,250,000)
Total assets acquired	$48,579,000

Intangible assets were valued using an independent valuation firm. The trademarks we acquired are considered to have an indefinite life and are not subject to amortization. Value allocated to contracts is amortized on a straight line basis over the estimated remaining life of the contracts.

In addition to the Closing Consideration and the escrowed funds, IM Ready will be eligible to earn additional shares of Common Stock with a value of up to $7,500,000 (the “Earn-Out Value”) each year for four consecutive years after the Closing Date, with the number of shares to be issued based upon the greater of (i) $4.50 and (ii) average stock price for the last twenty days in such period and with such earn-out payment contingent upon the Isaac Mizrahi Business achieving the “Net Royalty Income” targets set forth below during those years.  The Earn-Out Value is payable solely in stock.  In accordance with ASC Topic 480 "Distinguishing Liabilities from Equity", the earn-out obligation is treated as a liability in the accompanying consolidated balance sheet because of the variable number of shares payable under the agreement. Under the Purchase Agreement, “Net Royalty Income” means booked revenue for the Isaac Mizrahi Business, less the sum of advertising royalties, commissions paid to third parties, payments under royalty sharing or participation agreements, and international withholding (solely to the extent the Buyers are unable to claim a federal tax credit with respect to such international withholding) and other transfer taxes, in each case to the extent related to such booked revenue, calculated in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”); provided, however, that, (i) Net Royalty Income shall not include any deferred revenues recognized during the period for which Net Royalty Income is being calculated for which the Buyers have not received the related payment, and (ii) in the event of the termination of a license agreement with respect to the Isaac Mizrahi Business, the calculation of Net Royalty Income shall not include any revenue accelerated as a result of termination for which termination the Buyers have not received the related payment. The earn-out value was valued at $15,000,000 at the acquisition date of the Isaac Mizrahi Business (the “Earn-Out Obligation”). This amount was based on projected royalties during the Royalty Target Periods and the aggregate amount of earn-out consideration due for each Royalty Target Period. Any change in the expected obligation will result in an expense or income in the period in which it is determined fair market value of the carrying value has changed.  The Royalty Targets and percentage of the potential earn-out value are as follows:

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

The QVC Earn-Out payment requires the Company to pay IM Ready $2,765,000, payable in cash or Common Stock, at the Company’s option, contingent upon the Isaac Mizrahi Business receiving aggregate net royalty income of at least $2,500,000 from QVC, Inc. in the twelve month period ending on the four year anniversary of the Closing Date with such stock based upon the greater of (x) $4.50 and (y) fair market value of the common stock at the time of such issuance (the “QVC Earn-out’).  The 4th anniversary from the date of the closing is September 29, 2015.   The QVC Agreement current term runs through September 30, 2015.  Management has determined that is probable that the $2.5 million in net royalty income from QVC will be met. In accordance with ASC Topic 480 "Distinguishing Liabilities from Equity", the earn-out obligation is treated as a liability in the accompanying consolidated balance sheet because of the variable number of shares payable under the agreement. Management will assess no less frequent than each reporting period the status of this contingent obligation.  Any change in the expected obligation will result in an expense or income in the period in which it is determined fair market value has changed.

As of December 31, 2011 the QVC Earn-out is $2,765,000 and the Earn-Out Value is $15,000,000, combining to equal $17,765,000 and represents the total contingent obligation to IM Ready. Based on the variables relating to each contingent obligation, the Company estimates the range in the combined contingent obligation from $12,000,000 to $21,000,000.

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

The following unaudited pro-forma information presents a summary of the Company’s consolidated results of operations as if the acquisition of the Isaac Mizrahi Business and the related financing had occurred on January 1, 2010.  These pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have occurred on January 1, 2010, or which may result in the future.

	(Unaudited)	(Unaudited)
	Year Ended December 31, 2011	Year Ended December 31, 2010
Total Revenues	$11,375,000	$9,796,000

Net Income (Loss)	$1,172,000	$1,418,000

Weighted average number of common shares outstanding
Basic	5,750,259	5,743,319
Diluted	6,542,690	6,539,312
Basic earnings per common share	$0.20	$0.25
Diluted earnings per common share	$0.18	$0.22

4. Trademarks, Goodwill and Other Intangibles

Trademarks, goodwill and other intangibles, net consist of the following:

		(Successor)		(Predecessor)
		December 31, 2011		December 31, 2010
	Estimated	Gross		Gross
	Lives in	Carrying	Accumulated	Carrying	Accumulated
	Years	Amount	Amortization	Amount	Amortization

Indefinite life trademarks and copyrights	Indefinite	$44,500,000	$-	$-	$-
Goodwill	Indefinite	11,096,000	-	-	-
Licensing agreements	4	2,000,000	135,000	-	-
		$57,596,000	$135,000	$-	$-

The following table presents amortization expense for Licensing Agreements over the remaining useful life:

Year Ending	Carrying Value	Amortization Expense
December 31, 2011	$1,865,000	$135,000
December 31, 2012	1,336,000	529,000
December 31, 2013	807,000	529,000
December 31, 2014	278,000	529,000
December 31, 2015	-	278,000

On September 29, 2011, the Company completed a transaction in which it acquired substantially all of the licensing rights to the Isaac Mizrahi brands and trademarks from IM Ready-Made, LLC.  See Note 3, “Acquisition of the Isaac Mizrahi Business” for further details of this transaction.

Amortization expense for intangible assets for the period from September 29, 2011 to December 31, 2011 is $135,000. Amortization expense for the Predecessor Periods is nil. The trademarks of Isaac Mizrahi have been determined to have an indefinite useful life and accordingly, consistent with ASC Topic 350, no amortization has been recorded in the Company's consolidated statement of operations.

5.  Debt

The Company’s net carrying amount of debt is comprised of the following:

	Successor	Predecessor
	December 31, 2011	December 31, 2010
Term Note	$12,344,000	$-
Seller Note	5,765,000	-
Installment debt obligation	1,158,000	-
Contingent obligation – due to seller	17,765,000	-
Other long term liabilities, less current portion	26,000	-
Total	37,058,000	-
Current portion	44,000	-
Total long term liabilities	$37,014,000	$-

Term Loan

On September 29, 2011, IM Brands, a wholly-owned subsidiary of the Company, entered into a five year senior secured facility (the “Loan”) with Midmarket Capital Partners, LLC (“MidMarket”) and Noteholders in the aggregate principal amount of $13,500,000. The Loan is secured by all of the assets of IM Brands, LLC and the Company’s membership interests in IM Brands, LLC.  The Company paid a closing fee of $405,000 to MidMarket, which was equal to three percent (3%) of the committed amount.

The principal amount of the Loan is payable quarterly as follows:  0% until January 5, 2013, 2.5% on January 5, 2013 through October 5, 2013; 3.75% on January 5, 2014 through October 5, 2014; 6.25% on January 5, 2015 through October 5, 2015; 12.5% on January 5, 2016 through the maturity date, which is the date that is 5 years after the closing date.

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

Excess Cash Flow Sweep.   In addition to the Mandatory Prepayments described above, if for any fiscal year ending on or subsequent to December 31, 2012, there is excess cash flow (as defined in the Loan agreements) for such year, then on the payment date following the end of such year, IM Brands is required to make a principal payment on the Loan equal to the lesser of (i) 50% of the excess cash flow or (ii) the positive result of the unencumbered cash and cash equivalents of the Company minus the greater of (x) the Excess Liquidity required to be maintained by IM Brands and (y) $3,000,000. For the period ended December 31, 2011, there was no Excess Cash Flow Sweep payment due.

Lender Warrants. At the closing of the Loan, the Company issued to the Noteholders seven year warrants (the “Lender Warrants”) to purchase 364,428 shares of the Common Stock, representing 5% of the Common Stock outstanding as of the Closing Date on a fully diluted basis.  The warrants have an exercise price of $0.01 and contain a cashless exercise provision.  The Company granted to the holders of the Lender Warrants piggy-back registration rights with respect to the shares of Common Stock issuable upon exercise of the Lender Warrants.  The carrying value of the Term Loan has been reduced by the market value of the warrants, equal to $3.33 per share.  The Company used the black scholes method to determine valuation.  The amount of the original loan discount is $1,214,000, resulting in an initial net loan balance of $12,286,000.  The Term Loan balance as of December 31, 2011 is $12,344,000.

Financial Covenants.  So long as the Loan remains unpaid or unsatisfied, IM Brands shall not, and shall not permit any of its subsidiaries to, directly or indirectly:

1.	Minimum Liquidity . Permit Excess Liquidity to be less than the amount set forth below during each applicable period set forth below:

Fiscal Quarter	Excess Liquidity
September 29, 2011 through December 31, 2011	$1,500,000
January 1, 2012 through March 31, 2012	$1,750,000
April 1, 2012 through June 30, 2012	$2,250,000
July 1, 2012 through September 30, 2012	$2,750,000
October 1, 2012 through June 30, 2013	$3,000,000
July 1, 2013 through September 30, 2013	$3,250,000
October 1, 2013 through March 31, 2014	$3,500,000
April 1, 2014 through June 30, 2014	$3,750,000
July 1, 2014 and thereafter	$4,000,000

2.	Capital Expenditures . Permit the aggregate amount of Capital Expenditures to exceed $400,000 (whether or not financed) per year.

3.	Consolidated Fixed Charge Coverage Ratio . Permit the Consolidated Fixed Charge Coverage Ratio as of the end of each of the fiscal quarters ending on the dates (or for the periods) set forth for the period of four fiscal quarters ending on such dates (or for the periods) below to be less than the ratio set forth below opposite such period:

Trailing Four Fiscal Quarters Ending	Minimum Fixed Charge Coverage Ratio
September 30, 2012 and December 31, 2012	1.90 to 1.00
March 31, 2013 and June 30, 2013	1.60 to 1.00
September 30, 2013, December 31, 2013, March 31, 2014, June 30, 2014 and September 30, 2014	1.50 to 1.00
December 31, 2014 and March 31, 2015	1.30 to 1.00
June 30, 2015 and thereafter	1.15 to 1.00

4.	Consolidated Total Leverage Ratio . Permit the Consolidated Total Leverage Ratio as of the end of each of the fiscal quarters ending on the dates (or for the periods) set forth for the period of four fiscal quarters ending on such dates (or for the periods) below to be greater than the ratio set forth below opposite such period:

Trailing Four Fiscal Quarters Ending	Maximum Consolidated Leverage Ratio
September 30, 2012 and December 31, 2012	3.50 to 1.00
March 31, 2013	3.30 to 1.00
June 30, 2013 and September 30, 2013	3.00 to 1.00
December 31, 2013	2.75 to 1.00
March 31, 2014	2.25 to 1.00
June 30, 2014 and thereafter	2.00 to 1.00

5.	Minimum Consolidated EBITDA . Permit Consolidated EBITDA as of the end of each of the fiscal quarters ending on the dates set forth for the period of four fiscal quarters ending on such dates below to be less than the amount set forth opposite such quarter in the table below; provided that for the fiscal quarters ended on December 31, 2011, March 31, 2012 and June 30, 2012, such periods shall be one fiscal quarter, two fiscal quarters and three fiscal quarters, respectively:

Fiscal Quarter	Consolidated EBITDA
December 31, 2011	$250,000
March 31, 2012	$1,250,000
June 30, 2012	$2,500,000
September 30, 2012	$4,000,000
December 31, 2012 and March 31, 2013	$4,250,000
June 30, 2013	$4,500,000
September 30, 2013	$4,750,000
December 31, 2013 and thereafter	$5,000,000

6.	Dividend Restrictions . Permit any cash dividends or any other equity distributions.

7.	Restricted Cash Payments . Permit any cash payments for the Seller Note or any contingent earn-out obligations.

As of December 31, 2011, the Company and IM Brands, LLC were in full compliance with all of the covenants under the Loan.

Seller Note

Pursuant to the Purchase Agreement, at the closing, the Company delivered to IM Ready a promissory note (the “Seller Note”) in the principal amount of $7,377,000.  The stated interest rate of the Seller Note is 0.25%.  Management has determined that this rate is below the Company’s expected borrowing rate, which is 9.25%.  Therefore, the Company has discounted the Seller Note by $1,740,000 using a 9.0%, imputed annual interest rate, resulting in a current value of $5,637,000.  In addition, the Company pre-paid $123,000 of interest on the Seller Note on the Closing Date.  The Seller Note balance at December 31, 2011 is $5,765,000.

The Seller Note initially matures three years from the Closing Date (the “Maturity Date”) subject to extension as described below (the date to which the maturity date of the Seller Note is extended is referred to as the “Subsequent Maturity Date”).  We have the right to pay the Seller Note at the Maturity Date in cash or, subject to the following conditions, in shares of Common Stock.  If we elect to repay the outstanding principal amount of the Seller Note on the Maturity Date by issuing shares of Common Stock, the number of shares issuable will be obtained by dividing the principal amount of the Seller Note then outstanding by the greater of (i) the fair market value of the Common Stock on the Maturity Date and (ii) $4.50 subject to certain adjustments; provided, however, that if the fair market value of the Common Stock is less than $4.50 as adjusted, IM Ready will have the option to extend the maturity of the Seller Note to the Subsequent Maturity Date. If the maturity date of the Seller Note is so extended, IM Ready will have the option to convert the Seller Note into Common Shares based on the greater of (i) the fair market value of the Common Stock on the Subsequent Maturity Date and (ii) $4.50, subject to certain adjustments. If the maturity date of the Seller Note is extended, we will also have the option to repay the outstanding principal amount of the Seller Note on the Subsequent Maturity Date in cash or by issuing the number of shares of Common Stock obtained by dividing the principal amount of the Note outstanding on the Subsequent Maturity Date by the fair market value of the Common Stock on the Maturity Date.  In addition, at any time the Seller Note is outstanding, we have the right to convert the Note, in whole or in part, into the number of shares of Common Stock obtained by dividing the principal amount to be converted by the fair market value of the Common Stock at the time of the conversion, so long as the fair market value of our Common Stock is at least $4.50.

Long Term Installment Obligations

As described in Note 3 herein, prior to the Merger and related transactions, Earthbound had certain rights and provided certain services to IM Ready related to the Isaac Mizrahi Business. Effective as of the Closing Date, IM Ready and Earthbound entered into the Services Agreement pursuant to which Earthbound provided transitional services to IM Ready prior to the closing of the Merger and for which Earthbound received from IM Ready $600,000 in cash on the Closing Date and IM Ready agreed to pay to Earthbound an additional payment of $1,500,000 (the “Future Payment”), with such amount payable over the next five years. The Company assumed the obligations related to the Future Payment from IM Ready upon its acquisition of the Isaac Mizrahi Business. The five-year obligation is non-interest bearing and the Company has discounted the amount of the installment obligation by a 9.25% imputed annual interest rate, resulting in an initial value of $1,132,000. The balance of the Installment Obligation at December 31, 2011 is $1,158,000.

Payments are due quarterly beginning March 2012.  Annual payments are as follows:

Year Ending December 31,
2012	$150,000
2013	325,000
2014	325,000
2015	350,000
2016	350,000
Total	$1,500,000

Capitalized Lease Obligations

The Company assumed the obligations from the Seller under an equipment lease through February 2013.  The net discounted payments of the lease obligations are in excess of 90% of the fair market value (FMV) of the equipment.  The Company has capitalized the discounted lease payments by its imputed interest rate of 9.25%. The capital lease obligation balance at December 31, 2011 is $20,000.

6.  Stockholders’ Equity

The Merger

On September 29, 2011, NetFabrics entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) pursuant to which a subsidiary of NetFabrics was merged with and into XCel, with XCel surviving as a wholly-owned subsidiary of the Company (the “Merger”). Pursuant to the Merger, the Company exchanged all of its outstanding common stock for shares of NetFabrics and issued an aggregate 944,668 shares of Common Stock for each share of the common stock outstanding at the effective time of the Merger.

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

On September 28, 2011, NetFabrics filed an amendment to its certificate of incorporation and affected a 1 for 520.5479607 reverse stock split such that holders of its Common Stock prior to the Merger held a total of 186,811 shares of Common Stock and options and warrants to purchase 1,064 shares of Common Stock immediately prior to the Merger.  After giving effect to the Merger, the Offering, the Loan and the transactions related thereto (all as defined and described herein), there were 5,743,319 shares of common stock issued and outstanding as of the Closing Date.  All numbers of shares of Common Stock referenced herein are on a post-split basis.

Additionally, 20,000 of the shares of Common Stock held by Beaufort Ventures, PLC, a principal stockholder of the Company prior to the Merger, are being held in escrow until such time as final determination is made by the Internal Revenue Service of certain Company tax liabilities.  As additional consideration for the Merger, Old XCel paid $125,000 at the Closing to the then-current counsel of NetFabrics in order to extinguish certain remaining liabilities of the Company immediately preceding the Merger.

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

The Warrants may be exercised at any time upon the election of the holder, beginning on the date of issuance and ending on September 29, 2016. If, one (1) year from the date of issuance there is no effective registration statement registering the shares of Common Stock underlying the Warrants, the Warrants will be exercisable on a cashless basis. The exercise price and number of shares of Common Stock to be received upon the exercise of Warrants are subject to adjustment upon the occurrence of certain events, such as stock splits, stock dividends or our recapitalization.  In the event of our liquidation, dissolution or winding up, the holders of Warrants will not be entitled to participate in the distribution of our assets.  Holders of Warrants do not have voting, pre-emptive, subscription or other rights of stockholders in respect of the Warrants, nor shall holders thereof be entitled to receive dividends.

In connection with the Offering, we issued to the placement agent, for placement agent services and as nominal consideration, five-year warrants (the “Agent Warrants”) to purchase 9,800 shares of Common Stock, exercisable at any time at a price equal to $5.50 per share, valued at approximately $3,000.

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

2011 Equity Incentive Plan

As of the Closing Date, the Company assumed the 2011 Equity Incentive Plan (the “Plan”) of Old XCel as approved by Old XCel’s board of directors and stockholders. The purpose of the Plan is to enable the Company to offer its employees, officers, directors, consultants and others whose past, present and/or potential contributions to the Company have been, are or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company. A total of 2,500,000 shares of common stock are eligible for issuance under the Plan. The Plan provides for the grant of any or all of the following types of awards: stock options, restricted stock, deferred stock, stock appreciation rights and other stock-based awards. The Plan will be administered by the Board, or, at the Board's discretion, a committee of the Board. On October 17, 2011, the Company issued to the board 250,000 options.   33.33% vest immediately, 33.34% vest on the first anniversary of the grant and the 33.34% vest on the 2nd anniversary of the grant.  On October 21, 2011 the Company issued to employees (non-management) 17,125 stock options and 17,125 restricted stock grants. The employee stock options and restricted stock grants vest 50% on the first anniversary of the grant and 50% vest on the 2nd anniversary of the grant.

Management Warrants

As of the Closing Date, the Company issued to management warrants to purchase 463,750 shares of common stock. The warrants are exercisable in whole or in part, at an exercise price of $5.00 per share (“Exercise Price”).  The warrants consist of (1) immediately exercisable warrants to purchase 363,750 shares of common stock, beginning on the date of issuance and ending of the tenth anniversary of the Closing Date and (2) 100,000 shares issuable upon exercise of warrants subject to 2-year, even vesting from the Closing Date and ending of the tenth anniversary of the Closing Date.  Upon the expiration of the Warrant exercise period, the Warrants will expire and become void and worthless. The stock based compensation recorded for the period September 29, 2011 to December 31, 2011 is $324,000.

Investor Warrants

As part of the Offering, we issued Warrants to purchase 430,500 shares of common stock to investors in the Offering.  The Warrants are exercisable in whole or in part, at an exercise price of $0.01 per share (“Exercise Price”).  The Warrants may be exercised at any time upon the election of the holder, beginning on the date of issuance and ending of the fifth anniversary of the Closing Date.  Upon the expiration of the Warrant exercise period, the Warrants will expire and become void and worthless.

Stock Options

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate.

The fair value for these options and warrants for all years was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected Volatility	35-42%
Expected Dividend Yield	0%
Expected Life (Term)	3 – 5.75 years
Risk-Free Interest Rate	0.42% - 0.98%

The options that the Company granted under its plans expire at various times, either five, seven or ten years from the date of grant, depending on the particular grant.

Options

		Weighted-Average
	Options	Exercise Price

Outstanding at September 28, 2011	576	$728.77
Granted	267,125	5.00
Canceled	-	-
Exercised	-	-
Expired/Forfeited	-	-
Outstanding at December 31, 2011	267,701	$6.56
Exercisable at December 31, 2011	83,076	$10.02

Compensation expense related to stock option grants for the period from September 29, 2011 to December 31, 2011 was $43,000.

Warrants

		Weighted-Average
	Warrants	Exercise Price

Outstanding at September 28, 2011	1,065	$0.52
Granted	1,268,478	1.88
Canceled	-	-
Exercised	50,000	0.01
Expired/Forfeited	-	-
Outstanding at December 31, 2011	1,219,543	$1.95
Exercisable at December 31, 2011	1,169,543	$1.61

The Company values other warrants issued to non-employees at the commitment date at the fair market value of the instruments issued, a measure which is more readily available than the fair market value of services rendered, using the Black-Scholes model. The fair market value of the instruments issued is expensed over the vesting period. The stock based compensation recorded for the period September 29, 2011 to December 31, 2011 is $324,000.

Restricted Stock

Compensation cost for restricted stock is measured as the excess, if any, of the market price of the Company’s stock at the date the common stock is issued over the amount the employee must pay to acquire the stock (which is generally zero). The compensation cost, net of projected forfeitures, is recognized over the period between the issue date and the date any restrictions lapse, with compensation cost for grants with a graded vesting schedule recognized using the treasury method. The restrictions do not affect voting and dividend rights.

	Restricted Shares	Weighted-Average Exercise Price

Outstanding at September 28, 2011	-	$-
Granted	17,125	3.34
Canceled	-	-
Vested	-	-
Expired/Forfeited	-	-
Outstanding at December 31, 2011	17,125	$3.34

On October 21, 2011, the Company issued to employees (non-management) 17,125 restricted stock grants. The restricted stock granted to employees vests as follows: (i) 50% on the first anniversary of the grant, and (ii) 50% on the 2nd anniversary of the grant. The stock based compensation recorded for the period September 29, 2011 to December 31, 2011 is $5,000.

Shares Available Under the Company’s 2011 Equity Incentive Plan

At December 31, 2011 there were 2,215,750 common shares available for issuance under the Company’s 2011 Equity Incentive Plan.

Shares Reserved for Issuance

At December 31, 2011 there were 3,702,994 common shares reserved for issuance pursuant to warrants, stock options and availability for issuance under the Company’s 2011 Equity Incentive Plan

Dividends

The Company has not paid any dividends to date.

7.	Commitments and Contingencies

Leases

We lease our current facility under an operating lease expiring on February 28, 2016. The future minimum non-cancelable lease payments are as follows:

Lease Payments

Year ending December 31, 2012	$532,000
Year ending December 31, 2013	555,000
Year ending December 31, 2014	584,000
Year ending December 31, 2015	601,000
Year ending December 31, 2016	102,000
Total future minimum lease payments	$2,374,000

The lease requires the Company to pay additional rents by virtue of increases in the base taxes and other costs on the property. Additional rents have not been material. Total rent expense was $145,000 for the period September 29, 2011 to December 31, 2011 (the Successor period). Rent expense for the period January 1, 2011 to September 28, 2011 and the year ended December 31, 2010 (the Predecessor periods) is $436,000 and $525,000, respectively.

The Company has contracts with certain executives and key employees. The future minimum payments under these contracts are:

Employment Contract Payments

Year ending December 31, 2012	$2,156,000
Year ending December 31, 2013	2,505,000
Year ending December 31, 2014	2,008,000
Total future minimum lease payments	$6,669,000

8.	Income taxes

The Company accounts for income taxes in accordance with ASC Topic 740. Under ASC Topic 740, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of ASC Topic 740, including current and historical results of operations, future income projections and the overall prospects of the Company's business. See below in this Note 8 for information relating to the Predecessor.

Due to operating losses incurred, the Successor has no current income tax provision for the period from September 29, 2011 to December 31, 2011 The Predecessor entity, as further discussed below, was subject to State and local unincorporated business income taxes. The income tax provision (benefit) consists of the following:

	Successor	Predecessor
	Period September 29, 2011 to December 31, 2011	Period January 1, 2011 to September 28, 2011	Year Ended December 31, 2010
Current:
Federal	$-	$-	$-
State and local	-	175,000	222,000
Total current	-	175,000	222,000

Deferred:
Federal	(178,000)	-	-
State and local	(12,000)	-	-
Total deferred	(190,000	-	-

Total provision (benefit)	$(190,000)	$175,000	$222,000

The reconciliation of income tax computed at the Federal and state statutory rate to loss before taxes are as follows:

	Successor	Predecessor
	Period September 29, 2011 to December 31, 2011	Period January 1, 2011 to September 28, 2011	Year Ended December 31, 2010
Federal statutory income tax rate	(34.0)%	-	-
State and local, net of federal tax	(2.5)%	4.0%	4.0%
Non deductible stock compensation	14.9%	-
Miscellaneous difference	3.7%		0.5%
	(17.9)%	4.0%	4.5%

The significant components of net deferred tax assets of the Company consist of the following:

Successor
Deferred tax assets	December 31, 2011
Federal state and local net operating loss carryforwards	$310,000
Stock based compensation	135,000
Accrued compensation and other	18,000
Total deferred tax assets	463,000

Deferred tax liability
Property and equipment	13,000
Basis difference arising from discounted note payable	590,000
Basis difference arising from intangible assets of acquisition	9,691,000
Total deferred tax liabilities	10,294,000
Net deferred tax liabilities	$9,831,000

The Successor has available at December 31, 2011 approximately $310,000 of unused net operating loss carryforwards that may be applied against future taxable income, which begin to expire in 2031. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carry forwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to a cumulative ownership change of more than 50%, as defined, over a three year period. The amount of such limitation, if any, has not been determined.

IM Ready-Made, LLC is a limited liability company, and treated as a partnership for income tax reporting purposes.  The Internal Revenue Code (“IRC”) provides that any income or loss is passed through to the members for federal and state income tax purposes.  Accordingly, neither IM Ready-Made, LLC nor its unincorporated Licensing Business division (the Predecessor) has provided for federal or state income taxes.  IM Ready-Made, LLC is subject to New York City unincorporated business taxes.  The Predecessor has provided for these taxes with an effective tax rate of approximately 4%

9.	Related Party Transactions

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

IPX Capital, LLC – Xcel Brands, Inc., Due Diligence Service Agreement

IPX and Old XCel entered into a Due Diligence Service Agreement dated December 3, 2010 whereby IPX provided various due diligence tasks relating to the Purchase Agreement including financial review of IM Ready, preparing business plans, financial projections and other documents required in connection with the transaction, advise the Buyers regarding the corporate, legal and financial structure of the transaction and assist the Buyers with the negotiation of documentation relating to the transaction. Market service fees for this type of engagement are typically either a fixed dollar amount or based upon hourly billing rates, plus reimbursement of direct expenses. IPX waived all of its fees it would have otherwise been entitled to, but not reimbursement of its direct expenses. Direct expenses incurred by, and reimbursable to IPX by Old XCel, subject to the acquisition of the Isaac Mizrahi Business, of approximately $242,000 were paid by the Company following the Closing Date. The expense was recognized by the Company on the Closing Date.

Amounts due to Stockholder

Robert D’Loren, Chairman and Chief Executive Officer and a principal stockholder of the Company, advanced certain expenses including but not limited to legal fees, banking fees, lender fees and appraisals on behalf of Old XCel of approximately $162,000.  The Company reimbursed D’Loren in October 2011 of the full amount. There have been no further advances from D’Loren since the Closing Date.

Todd Slater

On August 12, 2011, Old XCel entered into a one year agreement which was amended on October 4, 2011, with Todd Slater, who was appointed as a director of the Company commencing on October 17, 2011, for services related to the Company’s licensing strategy and introduction of potential licensees. Slater’s agreement provides for a one-time fee in the amount of $52,500 for strategic and planning services related to the Company’s licensing strategy. In addition, during the term of the agreement or during the year following the expiration of the term of the agreement, if the Company enters into a license or distribution agreement with a licensee introduced by Mr. Slater, Mr. Slater will receive a commission equal to fifteen percent (15%) of all net royalties received by the Company during the first term of such agreement, payable within thirty days of receipt of the net royalties.  Mr. Slater earned $53,000 for the period September 29, 2011 to December 31, 2011 (the Successor period).

Jones Texas, LLC

On May 12, 2011, Old XCel entered into an agreement with Jones Texas, LLC (the “Jones Texas Agreement”) pursuant to which Old XCel agreed to pay Jones Texas, LLC consulting fees of $30,000 to assist in the restructure of IM Ready’s couture and ready-to-wear apparel businesses, which fees became due and payable to Jones Texas, LLC upon the completion of such restructuring work and closing of the transactions pursuant to the Purchase Agreement. The Jones Texas Agreement was terminated on July 31, 2011, however given the related work had been completed by Jones Texas, LLC, Old XCel recorded a $30,000 obligation to Jones Texas, LLC which obligation was subject to the closing of the acquisition of the Isaac Mizrahi Business. Ed Jones, a principal shareholder and chief executive officer of Jones Texas, LLC was appointed to the Company’s board of directors following the Merger, which appointment became effective on October 17, 2011. The Company has no further obligations under the Jones Texas Agreement. The Company paid Jones Texas, LLC $30,000 following the Closing Date and the expense was recognized by the Company on the Closing Date.

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

Licensing Agent Agreement

On August 2, 2011, Old XCel entered into a licensing agent agreement with Adam Dweck (“AD”) who is an Executive Vice President of Earthbound pursuant to which AD is entitled to a five percent (5%); commission on any royalties we receive under any new license agreements that he procures for us during the initial term of such license agreements. We are obligated to grant to AD 5-year warrants to purchase 12,500 shares of common stock at an exercise price of $5.00 per share, subject to the AD generating $0.5 million of accumulated royalties and an additional 5-year warrants to purchase12,500 shares of common stock at an exercise price of $5.00 per share, subject to the AD generating $1.0 million of accumulated royalties. Additionally, the AD shall be entitled to receive 5-year warrants to purchase 25,000 shares of common stock priced at the fair market value at the time of issuance, subject to the AD generating $2.0 million of accumulated royalties. AD is the son of Jack Dweck, who is a principal of Earthbound and has been granted observer rights related to the Company’s meetings of its board of directors.

IM Ready-Made, LLC

The Company and IM Ready-Made, LLC had transaction between each other relating to the transitions of the Isaac Mizrahi Business from IM ready to the Company. As of December 31, 2011 IM Ready owes the Company approximately $85,000.

Offering

Marisa Gardini, our Executive Vice President of Strategic Planning and Marketing and a director; the Irrevocable Trust of Rose Dempsey; the D’Loren Family Trust; James Haran, our Chief Financial Officer; Seth Burroughs, our Executive Vice President of Business Development and Treasury; and Mark X. DiSanto Investment Trust, a director, purchased 2; .495; .255; .15; .10 and .25 Units in the Offering (as defined in Note 6) for purchase prices of $1,000,000; $247,500; $127,500; $75,000; $50,000; and $125,000, on the same terms and conditions as other investors in the Offering.

10.	Subsequent Events

None.

11.	Unaudited Quarterly Results

Unaudited interim consolidated financial information 2011 and 2010 is summarized as follows:

	Predecessor			Successor
Year Ended December 31, 2011	First Quarter	Second Quarter	Period July 1, 2011 to Sept. 28, 2011	Period Sept. 29, 2011 to Sept. 30, 2011	Fourth Quarter

Net licensing & design revenues	$2,895,000	$2,894,000	$2,940,000	$47,000	$2,599,000
Operating income (loss)	1,358,000	1,480,000	1,510,000	(803,000)	290,000
Net Income (loss)	1,304,000	1,421,000	1,448,000	(804,000)	(65,000)

Basic and dilutive earnings per share (1)				(0.14)	(0.01)

(1)	Quarterly earnings per share amounts may not add to full year amounts due to rounding

	Predecessor
The Year Ended December 31, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Licensing and other revenue	$2,102,000	$1,420,000	$3,207,000	$3,067,000
Operating income	1,054,000	263,000	1,855,000	1,674,000
Net income	1,012,000	252,000	1,776,000	1,584,000

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with the Company’s prior auditors which would require disclosure under Item 304(b) of Regulation S-K

Item 9A.	Controls and Procedures

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names, ages, and positions of our executive officers and directors as of the date hereof. Executive officers are elected annually by our board of directors.  Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified.  Directors are elected annually by our stockholders at the annual meeting.  Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

NAME	AGE	POSITION
Robert W. D’Loren	54	Chairman of the Board and Chief Executive Officer
James F. Haran	51	Chief Financial Officer and Assistant Secretary
Giuseppe “Joe” Falco	40	President and Chief Operating Officer of the Isaac Mizrahi Brand
Marisa Gardini	44	Executive Vice President of Strategic Planning and Marketing and Director
Seth Burroughs	32	Executive Vice President of Business Development and Treasury and Secretary
Jeffrey Cohen	51	Director
Mark DiSanto	49	Director
Todd Slater	49	Director
Edward Jones, III	63	Director
Howard Liebman	69	Director

Below are the biographies of each of our officers and directors as of March 23, 2012.

Robert W. D’Loren is our Chairman of the Board and Chief Executive Officer. He served as Chairman and CEO of IPX Capital, LLC and related subsidiaries, a consumer products advisory firm from 2009 to 2011.  Mr. D’Loren previously served as a Director and President and Chief Executive Officer of Nexcen Brands, Inc., a global brand acquisition and management company from June 2006 until August 2008.  Prior to NexCen Brands, he served as President and Chief Executive Officer of UCC Capital Corporation (“UCC”) from 2004 to 2006. Prior to forming UCC, Mr. D’Loren served as President and Chief Operating Officer of CAK Universal Credit Corporation, an intellectual property finance company from 1998 to 2003.  Mr. D’Loren’s career debt and equity investments in intellectual property centric and consumer branded products companies exceed $1.0 billion.  From 1985 to 1997, Mr. D’Loren served as President and Chief Executive Officer of the D’Loren Organization, an investment and restructuring firm responsible for aggregate transactions in excess of $2 billion.  Prior to that, Mr. D’Loren served as an asset manager for Fosterlane Management where he managed in excess of $1.0 billion in assets, and previously served as a manager with Deloitte.  Mr. D’Loren is a Certified Public Accountant and holds a Master’s degree from Columbia University and a B.S. from New York University.

Mr. D’Loren has served on the board of directors of Iconix Brand Group, Longaberger Company, Business Loan Center, Achilles Track Club International and served as a board advisor to The Athletes Foot and Bill Blass, Ltd.

James F. Haran is our Chief Financial Officer.  Mr. Haran served as CFO of IPX Capital, LLC and related subsidiaries, a consumer products advisory firm from 2009 to 2011. Mr. Haran was the Executive Vice President, Capital Markets for Nexcen Brands, Inc. from 2006 to 2008 and Chief Financial Officer and Chief Credit Officer for UCC Capital Corp. and its predecessor company, CAK Universal Credit Corp. from 1998 to 2006.  Prior to joining UCC, Mr. Haran was a partner at Sidney Yoskowitz and Company P.C., a registered diversified certified public accounting firm. During his tenure, which began in 1987, his focus was on real estate and financial services companies. Mr. Haran served his clients on an array of strategic and operational levels.  Mr. Haran is a Certified Public Accountant and holds a Bachelor of Science degree from State University of New York at Plattsburgh.

Giuseppe “Joe” Falco is our President and Chief Operating Officer of the Isaac Mizrahi Brand.  Mr. Falco is a merchant with almost two decades of experience in managing lifestyle brands and business development.  Mr. Falco served as President of Misook, a division of HMX from 2009 to 2010, as Worldwide President and Chief Merchant for Elie Tahari from 2007 to 2009 and as President of Sixty USA from 2005 to 2006. Prior to that position, Mr. Falco was Senior Vice President for Dolce & Gabbana from 1998 to 2004, where he was responsible for North American development and operations.  Mr. Falco started his career with the luxury retailer Barneys New York where he became a student of product, merchandising, and brand communication.

Marisa Gardini is our Executive Vice President of Strategic Planning and Marketing and member of our board of directors.  Since 2006, Ms. Gardini has served as President and Chief Executive Officer of IM Ready. During this tenure, she has led all segments of the business including managing all media and public relations, licensing, design, and merchandising for Isaac Mizrahi, and has worked to help launch Isaac Mizrahi at Target, LC, and QVC. Ms. Gardini has a B.A. from Barnard College and a J.D. from Brooklyn Law, and currently serves on the board of trustees of Brearley School in New York City.

Seth Burroughs is our Executive Vice President of Business Development and Treasury. From 2006 to 2010, Mr. Burroughs served as Vice President of NexCen Brands, Inc., where he was responsible for M&A and Strategic initiatives for the Company.  At NexCen, Mr. Burroughs oversaw over $300 million in acquisitions. Prior to his role at NexCen, from 2003 to 2006 Mr. Burroughs served as Director of M&A Advisory and Investor Relations at UCC Capital Corp., a financing company specializing in consumer branded products M&A and the securitization of intellectual property, where he worked on an additional $500 million in acquisitions and $300 million in specialty financing as an advisor to consumer branded products companies in the franchising and apparel industries. From 2001 to 2003, Mr. Burroughs worked as a Senior Financial Analyst at The Pullman Group where he was involved with structuring the first securitizations of music royalties including the Bowie Bonds, and as a Financial Analyst at Merrill Lynch’s private client group. Mr. Burroughs is a graduate of The Wharton School of Business at the University of Pennsylvania, and serves on the board of directors of the Young Learners of New York, a charity focused on providing equipment and funding to public middle schools of New York City.

Jeffrey Cohen has agreed to serve as a member of our board of directors commencing on the Appointment Date. Jeffrey Cohen has a unique and deep background in American retail. From 2000 to present, he has served as Co-Chairman of Earthbound, LLC.  Mr. Cohen oversees all business and creative operations for Earthbound. Earthbound is a full service brand design and licensing business. Since Mr. Cohen joined Earthbound, Earthbound managed brands have generated over $10 Billion in retail sales. From 1983 to 1999, Mr. Cohen served as Principal and EVP of Conway Stores, a major NY based deep discount retail business founded by his father in 1942. At Conway, Mr. Cohen was involved in all aspects of the business operation including significant involvement in merchandising and operations.  Jeff served for 10 years on the Executive Board and as Chairman of the Board of Education at Hillel Yeshiva. Jeff is currently Chairman of the Board of the Allegra Franco Sephardic Women’s Teachers College.

Mark DiSanto has agreed to serve as a member of our board of directors commencing on the Appointment Date. From 1988 to the present, Mr. DiSanto has served as the Chief Executive Officer of Triple Crown Corporation a regional real estate development and investment company with commercial and residential development projects exceeding 7 million square feet. Mr. DiSanto received a degree in business administration from Villanova University’s College of Commerce and Finance, a Juris Doctorate from the University of Toledo College of Law and an MS degree from Columbia University.

Todd Slater has agreed to serve as a member of our board of directors commencing on the Appointment Date. Mr. Slater has a broad and distinguished background in the retail and branded consumer sectors, serving most recently as a Managing Director at Lazard Capital Markets. At Lazard and then Lazard Capital Markets, Mr. Slater led the retail and branded consumer research team from 1996-2011, where he won numerous industry awards, including the #1 “Best Analyst” ranking by Starmine and the Financial Times in Specialty Retail, and the #2 “Best On The Street” in the Clothing and Accessory sectors over a period of many years. Prior to joining Lazard, Mr. Slater was a Vice President and headed the retail and consumer research team at UBS Securities from 1992-1996, where he was ranked by Institutional Investor as #1 “Up and Comer” in the Textile and Apparel space. During this period, Mr. Slater was President of the Textile and Apparel Analyst Group in NY from 1999-2002. Before becoming a top retail and consumer industry analyst, Mr. Slater began his career at Macy’s New York, where he started in the Executive Training Program, rising to senior executive positions in merchandising, buying, and store management from 1984-1992. Mr. Slater received a B.A. in French Literature from Tufts University, and also completed a year of studies at Science Po (Institute d’Etudes Politiques) in Paris, France.

Edward Jones, III has agreed to serve as a member of our board of directors commencing on the Appointment Date. In a career that has spanned over thirty-five years in the fashion industry, Mr. Jones has been recognized as a marketing and brand visionary.  Mr. Jones began his career in retail in Dallas, Texas with Hartmarx. Mr. Jones then moved on to Neiman Marcus where he spent five years in various men’s merchandising and buying positions. In his career Edward Jones has held positions in major companies that include CEO (Perry Ellis Men’s, Women’s & International; Segrets Inc., GM Design Inc.), President (Calvin Klein, Esprit, Haggar Women’s), Director International Licensing (Perry Ellis, Calvin Klein), Creative Director (Haggar Women’s), Chief Merchandising Officer (Haggar Men’s & Women’s). For the past four years, he has been active as an advisor in the fashion apparel, accessory and footwear markets in numerous brand and company strategies and M&A assignments. During this period he has participated in the review and analysis of over sixty companies or brands. He has advised on brand and business model strategy in over half of these companies.

Howard Liebman has agreed to serve as a member of our board of directors commencing on the Appointment Date. From 2008 to the present, Mr. Liebman has served as a Director and member of the Executive Committee of Federation Employment and Guidance Services (FEGS) and as the chairman of its audit committee.  FEGS is a large not-for-profit health and human services organization providing a vast array of services to individuals and families throughout the greater New York area.  Mr. Liebman was a director of Sharper Image Corporation and served as chairman of its audit committee from 2006 to 2008.  In February 2008, Sharper Image filed for bankruptcy under Chapter 11 of Title 11 of the Bankruptcy Code.

Howard Liebman was President, Chief Operating Officer and a director of Hobart West Group, a provider of national court reporting and litigation support services from 2007 until the sale of the business in 2008.  Mr. Liebman served as a consultant to Hobart from 2006 to 2007.  Mr. Liebman was President, Chief Financial Officer and director of Shorewood Packaging Corporation, a New York Stock Exchange multinational manufacturer of high-end value-added paper and paperboard packaging for the entertainment, tobacco, cosmetics and other consumer products markets.  Mr. Liebman joined Shorewood in 1994 as Executive Vice President and Chief Financial Officer and served as its President from 1999 until Shorewood was acquired by International Paper in 2000.  Mr. Liebman continued as Executive Vice President of Shorewood until his retirement in 2005.  Mr. Liebman is a Certified Public Accountant and was an audit partner with Deloitte and Touche LLP (and its predecessors) from 1974 to 1994.

Directors’ Qualifications

In furtherance of our corporate governance principles, each of our directors brings unique qualities and qualifications to our board.  We believe that all of our director nominees and directors have a reputation for honesty, integrity, and adherence to high ethical standards.  They each have demonstrated business acumen, leadership and an ability to exercise sound judgment, as well as a commitment to serve XCel and our Board.  The following descriptions demonstrate the qualifications of each director:

Robert D’Loren has extensive experience in and knowledge of the licensing and commercial business industries and financial markets.  This knowledge and experience, including his experience as director, president and chief executive officer of a global brand management company provide us with valuable insight to formulate and create the Company’s acquisition strategy and how to manage and license acquired brands.

Marisa Gardini has operated and co-owned the Isaac Mizrahi Brand for over nine years and has a unique knowledge of the brand and its position in the marketplace.

Jeffrey Cohen has a strong retail industry background with experience in licensing, consumer brand management and merchandising and has developed relationships with various retailers.  His background includes the management of the Isaac Mizrahi Brand through his positions with Earthbound.

Mark DiSanto has experience in building and running businesses and brings his strong business acumen to the Board.

Todd Slater has extensive knowledge and experience in the retail and branded consumer sector industry, through his senior positions at investment banking firms, focusing on retail and consumer research, and his senior positions at Macy’s.  Mr. Slater also brings relationships with various retailers and businesses in the consumer products markets.

Edward Jones III brings over 35 years of experience in the fashion industry, as well as relationships in the fashion and apparel industries.

Howard Liebman brings extensive knowledge of accounting, the capital markets, mergers and acquisitions, financial reporting and financial strategies from his extensive public accounting experience and prior service as Chief Financial Officer of a public company.

Key Employees

Isaac Mizrahi is Chief Design Officer for the Isaac Mizrahi Brand.  Mr. Mizrahi founded the Isaac Mizrahi New York brand in 1987 and has been the President and Chief Designer of IM Ready.  As Chief Design Officer, Mr. Mizrahi is responsible for design and design direction for all brands under the Isaac Mizrahi Business, including the Isaac Mizrahi New York brand, which is still sold in Bergdorf Goodman and other luxury retailers.  In December 2009, Mr. Mizrahi launched his lifestyle collection, Isaac Mizrahi Live! on QVC for IM Ready.  Under IM Ready’s design agreement with LC, Mr. Mizrahi also serves as the creative director for the Liz Claiborne New York line at QVC.  Previously, Mr. Mizrahi teamed with Target in 2003 to launch an innovative collection of chic and stylish clothing and accessories for women.  Mr. Mizrahi has received four awards from the Council of Fashion Designers of America (CFDA), including two awards for Designer of the Year and an award in 1996 for the documentary “Unzipped”. Mr. Mizrahi’s media presence includes publishing the book “How to Have Style” in 2008, and appearances and roles in films and television shows, including “Sex in the City,” “Ugly Betty” and “Celebrity Jeopardy” and has hosted his own series, Bravo’s “The Fashion Show,” as well as series on the Oxygen Network and the Style Network. Mr. Mizrahi is also the host of the media program Project Runway All-Stars which begins airing in the first quarter of 2012.  Mr. Mizrahi has also designed costumes and/or directed productions for the Metropolitan Opera, the Mark Morris Dance Company, the Opera Theatre of St. Louis, and the Brooklyn Youth Choir, and has served on the board of directors of and is actively involved with the Good Shepherd Services which provides services to underserviced children.

Employment Agreements with Executives and Key Employees

Robert D’Loren.   On September 22, 2011, and effective as of September 16, 2011, the Company entered into a three-year employment agreement with Robert D’Loren for him to serve as our Chief Executive Officer. Additionally, we shall use our reasonable best efforts to cause Mr. D’Loren to be nominated to our Board of Directors and to serve as our Chairman of the Board during the term of the agreement.  Following the initial three-year term, the agreement will be automatically renewed for one year terms thereafter unless either party gives written notice of intent to terminate at least 90 days prior to such termination.  Mr. D’Loren’s salary for the first year, starting on the Closing Date, is $240,000, for the second year, it is $530,000 and for third year it is $580,000.  The board or the compensation committee may approve increases (but not decreases) from time to time.  Following the initial three-year term, the base salary shall be reviewed at least annually.  We will also reimburse Mr. D’Loren for up to $50,000 of undocumented expenses each calendar year. In addition, Mr. D’Loren will receive an allowance for an automobile appropriate for his level of position, and the Company shall pay (in addition to monthly lease or other payments) all of the related expenses for gasoline, insurance, maintenance, repairs or any other costs with Mr. D’Loren’s automobile.

Bonus .  Mr. D’ Loren is eligible for an annual cash bonus of up to $450,000 per year based on annual EBITDA targets.  The cash bonus is a portion of five percent of the licensing income in excess of $8,000,000 earned and received by us, in accordance with the following schedule:

Annual Level of Target EBITDA Achieved for each fiscal year ending December 31, 2011 and thereafter	Percentage of 5% of the licensing income earned by the Company in excess of $8 million

0%-49%	0%

50%-69%	60%

70%-89%	80%

90%-100%	100%

Severance .  If Mr. D’Loren’s employment is terminated by us without “cause”, or if Mr. D’Loren resigns with “good reason”, or if we fail to renew the term, then Mr. D’Loren will be entitled to receive his unpaid base salary and cash bonuses through the termination date and an amount equal to the base salary in effect on the termination date for the longer of two years from the termination date and the remainder of the then-current term.  Additionally, Mr. D’Loren would be entitled to two times the average annual cash bonuses paid in the preceding 12 months.  Mr. D’Loren would also be entitled to continue to participate in our group medical plan, subject to certain conditions, for a period of 18 months from the termination date.

Change of Control .  In the event Mr. D’Loren’s employment is terminated within twelve months following a change of control by the Company without cause or by Mr. D’Loren with good reason, he would be entitled to a lump sum payment equal to two times (i) his base salary in effect on the termination date for the longer of two years from the termination date and the remainder of the then-current term and (ii) two times the average annual cash bonuses paid in the preceding 12 months, minus $100.  “Change of control,” as defined in Mr. D’Loren’s employment agreement, means a merger or consolidation to which we are a party, a sale, lease or other transfer, exclusive license or other disposition of all or substantially all of our assets, or a sale or transfer by our stockholders of voting control, in a single transaction or a series of transactions.

Warrants .  On the Closing Date, Mr. D’Loren received a warrant to purchase 239,250 shares of our common stock with an exercise price equal to $5.00 per share.  The warrant vested and became exercisable on the Closing Date and has a ten-year term.  The shares of common stock underlying the warrant have customary piggy back registration and cashless exercise rights.

Non-Competition and Non-Solicitation ..  During the term of his employment by the Company and for a one-year period after the termination of such employment (unless Mr. D’Loren’s employment was terminated without cause or was terminated by him for good reason, in which case only for his term of employment and a six-month period after the termination of such employment), Mr. D’Loren may not permit his name to be used by or participate in any business or enterprise (other than the mere passive ownership of not more than 5% of the outstanding stock of any class of a publicly held corporation whose stock is traded on a national securities exchange or in the over-the-counter market) that engages or proposes to engage in the Company’s business in the United States, its territories and possessions and any foreign country in which the Company does business as of the date of termination of such employment, other than the Company and its subsidiaries.  Also during his employment and for a one-year period after the termination of such employment, Mr. D’Loren may not, directly or indirectly, solicit, induce or attempt to induce any customer, supplier, licensee, or other business relation of the Company or any of its subsidiaries to cease doing business with the Company or any of its subsidiaries; or solicit, induce or attempt to induce any person who is, or was during the then-most recent 12-month period, a corporate officer, general manager or other employee of the Company or any of its subsidiaries, to terminate such employee’s employment with the Company or any of its subsidiaries; or hire any such person unless such person’s employment was terminated by the Company or any of its subsidiaries; or in any way interfere with the relationship between any such customer, supplier, licensee, employee or business relation and the Company or any of its subsidiaries.

James Haran.  On September 22, 2011, and effective as of September 16, 2011, the Company entered into a two-year employment agreement with James Haran for him to serve as our Chief Financial Officer.  Following the initial two-year term, the agreement will be automatically renewed for one year terms thereafter unless either party gives written notice of intent to terminate at least 30 days prior to such termination.  Mr. Haran’s salary for the first year starting on the Closing Date is $225,000 per year and for the second year it is $250,000.  The board or the compensation committee may approve increases (but not decreases) from time to time.   Following the initial two year term, the base salary shall be reviewed at least annually. In addition, Mr. Haran will receive a car allowance of $1,500 per month.

Bonus .  Mr. Haran is eligible for a cash bonus of up to $50,000 based upon the following: 50% of the $50,000 cash bonus shall be paid to Mr. Haran if we achieve at least 70% of our budgeted EBITDA and 100% of the $50,000 cash bonus shall be paid to Mr. Haran if we achieve at least 90% of our budgeted EBITDA.

Severance .  If Mr. Haran’s employment is terminated by us without “cause”, or if Mr. Haran resigns with “good reason”, or if we fail to renew the term, then Mr. Haran will be entitled to receive his unpaid base salary and cash bonuses through the termination date and an amount equal to his base salary in effect on the termination date for 12 months.  Mr. Haran would also be entitled to continue to participate in our group medical plan, subject to certain conditions, for a period of 12 months from the termination date.

Change of Control .  In the event Mr. Haran’s employment is terminated within twelve months following a change of control by the Company without cause or by Mr. Haran with good reason, Mr. Haran would be entitled to a lump sum payment equal to his base salary in effect on the termination date for 12 months following such termination.  “Change of control,” as defined in Mr. Haran’s employment agreement, means a merger or consolidation to which we are a party, a sale, lease or other transfer, exclusive license or other disposition of all or substantially all of our assets, or a sale or transfer by our stockholders of voting control, in a single transaction or a series of transactions.

Warrants .  On the Closing Date, Mr. Haran received a warrant to purchase 49,500 shares of our common stock with an exercise price equal to $5.00 per share.  The warrant vested and became exercisable on the Closing Date and has a ten-year term. The shares of common stock underlying the warrant have customary piggy back registration and cashless exercise rights.

Non-Competition and Non-Solicitation ..  During the term of his employment by the Company and for a one-year period after the termination of such employment, Mr. Haran may not permit his name to be used by or participate in any business or enterprise (other than the mere passive ownership of not more than 5% of the outstanding stock of any class of a publicly held corporation whose stock is traded on a national securities exchange or in the over-the-counter market) that engages or proposes to engage in the Company’s business in the United States, its territories and possessions and any foreign country in which the Company does business as of the date of termination of such employment, other than the Company and its subsidiaries.  Also during his employment and for a one-year period after the termination of such employment, Mr. Haran may not, directly or indirectly, solicit, induce or attempt to induce any customer, supplier, licensee, or other business relation of the Company or any of its subsidiaries to cease doing business with the Company or any of its subsidiaries; or solicit, induce or attempt to induce any person who is, or was during the then-most recent 12-month period, a corporate officer, general manager or other employee of the Company or any of its subsidiaries, to terminate such employee’s employment with the Company or any of its subsidiaries; or hire any such person unless such person’s employment was terminated by the Company or any of its subsidiaries; or in any way interfere with the relationship between any such customer, supplier, licensee, employee or business relation and the Company or any of its subsidiaries.

Giuseppe “Joe” Falco . As of August 1, 2011, and effective as of September 16, 2011, the Company entered into a two-year employment agreement with Joe Falco for him to serve as the President, Chief Operating Officer of the Izaac Mizrahi Brand.  Following the initial two-year term, the agreement will be automatically be renewed for a one year term, unless either party gives written notice of intent to terminate at least 30 days prior to such termination.  Mr. Falco’s salary for the first year starting on the Closing Date is $350,000 per year.  The board or the compensation committee may approve increases (but not decreases) from time to time, and his base salary shall be reviewed at least annually.  If the Closing Date does not occur on or prior to October 1, 2011, then Mr. Falco’s employment agreement shall terminate.

Bonus .  Mr. Falco is eligible for a cash bonus of up to $50,000 based upon the following: one half of one percent (0.5%) of all Isaac Mizrahi Live net sales in excess of $60 million on QVC as reported by QVC to the Company.

Severance .  If Mr. Falco’s employment is terminated by us without “cause”, or if Mr. Falco resigns with “good reason”, or if we fail to renew the term, then Mr. Falco will be entitled to receive his unpaid base salary and cash bonuses through the termination date and an amount equal to his base salary in effect on the termination date for six months.  Mr. Falco would also be entitled to continue to participate in our group medical plan, subject to certain conditions, for a period of six months from the termination date.

Warrants .  On the Closing Date, Mr. Falco received a warrant to purchase 100,000 shares of our common stock with an exercise price equal to $5.00 per share.  The warrant shall vest one half on the first anniversary of the Closing Date, and one half on the second anniversary of the Closing Date.  The warrant has a ten-year term. The shares of common stock underlying the warrant have customary piggy back registration and cashless exercise rights.

Non-Competition and Non-Solicitation ..  During the term of his employment by the Company and for a six-month period after the termination of such employment, Mr. Falco may not permit his name to be used by or participate in any business or enterprise (other than the mere passive ownership of not more than 5% of the outstanding stock of any class of a publicly held corporation whose stock is traded on a national securities exchange or in the over-the-counter market) that engages or proposes to engage in the Company’s business in the United States, its territories and possessions and any foreign country in which the Company does business as of the date of termination of such employment, other than the Company and its subsidiaries.  Also during his employment and for a six-month period after the termination of such employment, Mr. Falco may not, directly or indirectly, solicit, induce or attempt to induce any customer, supplier, licensee, or other business relation of the Company or any of its subsidiaries to cease doing business with the Company or any of its subsidiaries; or solicit, induce or attempt to induce any person who is, or was during the then-most recent 12-month period, a corporate officer, general manager or other employee of the Company or any of its subsidiaries, to terminate such employee’s employment with the Company or any of its subsidiaries; or hire any such person unless such person’s employment was terminated by the Company or any of its subsidiaries; or in any way interfere with the relationship between any such customer, supplier, licensee, employee or business relation and the Company or any of its subsidiaries.  Such non-solicitation provisions, however, do not apply to any customer, supplier, licensee or other business relation of the Company or any of its subsidiaries with whom Mr. Falco had a prior business relationship before he started performing services for the Company.

Marisa Gardini .   On May 19, 2011 and effective on the Closing Date, the Company entered into a three-year employment agreement with Marisa Gardini such that she will serve as the Senior Vice President of Strategic Planning of the Company.  Following the initial three-year term, the agreement will be renewable, at the option of the Company, for two successive one-year periods on the same terms and conditions as those in effect during the third year of the initial term.  Thereafter, the agreement will renew automatically for one-year periods, unless either party gives written notice of intent to terminate at least 30 days prior to such termination.  Ms. Gardini’s salary will be $250,000, $250,000 and $500,000 per annum, respectively, in the first three successive 12-month periods following the effective date of the agreement.  The Board or the compensation committee may approve increases (but not decreases) in Ms. Gardini’s base salary from time to time, and it shall be subject to review on the third anniversary of Ms. Gardini’s employment agreement and each anniversary thereafter during the term of the agreement.

Bonus .  Ms. Gardini has the right to participate in all employee bonus plans offered to other executives and senior management and such other bonus payments as the Board, or the compensation committee of the Board, may approve in its sole discretion.

Severance .  If Ms. Gardini’s employment is terminated by us without “cause”, or if Ms. Gardini resigns with “good reason”, or if we fail to renew the term, then Ms. Gardini will be entitled to receive her unpaid base salary and cash bonuses through the termination date and an amount equal to her base salary in effect on the termination date for the longer of six months and the remainder of the then-current term, but in no event exceeding 18 months.  Ms. Gardini would also be entitled to continue to participate in our group medical plan, subject to certain conditions, for the same period of time for which she would continue to receive her base salary pursuant to the terms of the agreement.

Non-Competition and Non-Solicitation ..  During the term of her employment by the Company and for a one-year period after the termination of such employment (unless Ms. Gardini’s employment was terminated without cause or was terminated by him for good reason), Ms. Gardini may not permit her name to be used by or participate in any business or enterprise (other than the mere passive ownership of not more than 3% of the outstanding stock of any class of a publicly held corporation whose stock is traded on a national securities exchange or in the over-the-counter market) that engages or proposes to engage in the Company’s business anywhere in the world other than the Company and its subsidiaries.  Also during her employment and for a one-year period after the termination of such employment, Ms. Gardini may not, directly or indirectly, solicit, induce or attempt to induce any customer, supplier, licensee, or other business relation of the Company or any of its subsidiaries to cease doing business with the Company or any of its subsidiaries; or solicit, induce or attempt to induce any person who is, or was during the then-most recent 12-month period, a corporate officer, general manager or other employee of the Company or any of its subsidiaries, to terminate such employee’s employment with the Company or any of its subsidiaries; or hire any such person unless such person’s employment was terminated by the Company or any of its subsidiaries; or in any way interfere with the relationship between any such customer, supplier, licensee, employee or business relation and the Company or any of its subsidiaries.

Seth Burroughs .   On September 22, 2011, and effective as of September 16, 2011, entered into a two-year employment agreement with Seth Burroughs for him to serve as our Executive Vice President – Business Development and Treasury.  Following the initial two-year term, the agreement will be automatically renewed for one year terms thereafter unless either party gives written notice of intent to terminate at least 30 days prior to such termination.  Mr. Burroughs’ salary for the first year commencing on the Closing Date is $175,000 and it is $200,000 for the second year.  The Board or the compensation committee may approve increases (but not decreases) from time to time.  Following the initial two-year term, the base salary shall be reviewed at least annually.

Bonus .  Mr. Burroughs is eligible for cash bonuses as follows:  (i) for any acquisition completed by us with a purchase price of an amount that is equal to or greater than $10 million, but less than $25 million, he shall be paid $50,000; (ii) for any acquisition completed by us with a purchase price of an amount that is equal to or greater than $25 million, but less than $75 million, he shall be paid $100,000; (iii) for any acquisition completed by us with a purchase price of an amount that is equal to or greater than $75 million, but less than $150 million, he shall be paid $125,000; and (iv) for any acquisition completed by us with a purchase price of an amount that is equal to or greater than $150 million, he shall be paid $150,000.

Severance .  If Mr. Burroughs’ employment is terminated by us without “cause”, or if Mr. Burroughs resigns with “good reason”, or if we fail to renew the term, then Mr. Burroughs will be entitled to receive his unpaid base salary and cash bonuses through the termination date and an amount equal to his base salary in effect on the termination date for 12 months.  Mr. Burroughs would also be entitled to continue to participate in our group medical plan, subject to certain conditions, for a period of 12 months from the termination date.

Warrants .  On the Closing Date, Mr. Burroughs received a warrant to purchase 50,000 shares of our common stock with an exercise price equal to $5.00 per share.  The warrant vested and became exercisable on the Closing Date and has a ten-year term. The shares of common stock underlying the warrant have customary piggy back registration and cashless exercise rights.

Non-Competition and Non-Solicitation ..  During the term of his employment by the Company and for a one-year period after the termination of such employment, Mr. Burroughs may not permit his name to be used by or participate in any business or enterprise (other than the mere passive ownership of not more than 5% of the outstanding stock of any class of a publicly held corporation whose stock is traded on a national securities exchange or in the over-the-counter market) that engages or proposes to engage in the Company’s business in the United States, its territories and possessions and any foreign country in which the Company does business as of the date of termination of such employment, other than the Company and its subsidiaries.  Also during his employment and for a one-year period after the termination of such employment, Mr. Burroughs may not, directly or indirectly, solicit, induce or attempt to induce any customer, supplier, licensee, or other business relation of the Company or any of its subsidiaries to cease doing business with the Company or any of its subsidiaries; or solicit, induce or attempt to induce any person who is, or was during the then-most recent 12-month period, a corporate officer, general manager or other employee of the Company or any of its subsidiaries, to terminate such employee’s employment with the Company or any of its subsidiaries; or hire any such person unless such person’s employment was terminated by the Company or any of its subsidiaries; or in any way interfere with the relationship between any such customer, supplier, licensee, employee or business relation and the Company or any of its subsidiaries.

Isaac Mizrahi.   On May 19, 2011 and effective on the Closing Date, the Company entered into a three-year employment agreement with Isaac Mizrahi such that he will serve as the Chief Design Officer of Isaac Mizrahi Brand.  Following the initial three-year term, the agreement will be renewable, at the option of the Company, for two successive one-year periods on the same terms and conditions as those in effect during the third year of the initial term.  Thereafter, the agreement will renew automatically for one-year periods, unless either party gives written notice of intent to terminate at least 30 days prior to such termination.  Mr. Mizrahi’s salary will be $500,000, $500,000 and $1,000,000 per annum, respectively, in the first three successive 12-month periods following the effective date of the agreement.  The Board or the compensation committee may approve increases (but not decreases) in Mr. Mizrahi’s base salary from time to time, and it shall be subject to review on the third anniversary of Mr. Mizrahi’s employment agreement and each anniversary thereafter during the term of the agreement.

Mr. Mizrahi is required to devote his full business time and attention to the business and affairs of the Company and its subsidiaries; however, Mr. Mizrahi is the principal of IM Ready and Laugh Club, Inc., and accordingly, he may undertake promotional activities related thereto (including the promotion of his name, image, and likeness) through television, video, and other media (and retain any compensation he receives for such activities) (referred to as “Retained Media Rights”) so long as such activities (i) do not utilize the IM Trademarks or interfere with his employment duties or (ii) are consented to by the Company.  The Company believes that it benefits from Mr. Mizrahi’s independent promotional activities by increased brand awareness of IM Brands and the IM Trademarks.

Bonus .  Mr. Mizrahi has the right to a bonus if the net royalty income exceeds Twenty-Five Million Dollars ($25,000,000) in the twelve-month period commencing on the first day of the calendar quarter in which the effective date of the agreement occurs, or in any successive twelve-month period thereafter. The bonus, if any, is equal to five-percent (5%) of the net royalty income in such twelve-month period in excess of Twenty-Five Million Dollars ($25,000,000).  As soon as practicable, and not later than 60 days after the end of such twelve-month period, the Company shall deliver to Mr. Mizrahi: (i) an independently audited statement certifying the net royalty income for the period, (ii) a statement from the Company calculating the amount of the bonus, and (iii) at Mr. Mizrahi’s request, supporting documentation of the determination of the net royalty income amount for the period.  The bonus, if any, shall be paid to Mr. Mizrahi no later than 30 days after the delivery of the statements described above in (i) and (ii). In addition to, and not in lieu of, the foregoing, Mr. Mizrahi has the right to participate in all employee bonus plans offered to other executives and senior management and such other bonus payments as the Board, or the compensation committee of the Board, may approve in its sole discretion.

Under Mr. Mizrahi’s employment agreement with the Company, “Net Royalty Income” means booked revenue for the Company’s business (acquiring and licensing consumer brands worldwide), less the sum of advertising royalties, commissions paid to third parties, payments under royalty sharing or participation agreements, and international withholding (solely to the extent the Company or its affiliates are unable to claim a federal tax credit with respect to such international withholding) and other transfer taxes, in each case to the extent related to such booked revenue, calculated in accordance with U.S. GAAP accounting standards; provided, however, that, (i) Net Royalty Income shall not include any deferred revenues recognized during the period for which Net Royalty Income is being calculated for which the Company and IM Brands have not received the related payment, and (ii) in the event of the termination of a license agreement with respect to the Company’s business, the calculation of Net Royalty Income shall not include any revenue accelerated as a result of termination for which termination the Company or its affiliates have not received the related payment.

Severance .  If Mr. Mizrahi’s employment is terminated by us without “cause”, or if Mr. Mizrahi resigns with “good reason”, or if we fail to renew the term, then Mr. Mizrahi will be entitled to receive his unpaid base salary and cash bonuses through the termination date and an amount equal to his base salary in effect on the termination date for the longer of six months and the remainder of the then-current term, but in no event exceeding 18 months.  Mr. Mizrahi would also be entitled to continue to participate in our group medical plan, subject to certain conditions, for the same period of time for which he would continue to receive his base salary pursuant to the terms of the agreement.

Non-Competition and Non-Solicitation ..  During the term of his employment by the Company and for a one-year period after the termination of such employment (unless Mr. Mizrahi’s employment was terminated without cause or was terminated by him for good reason), Mr. Mizrahi may not permit his name to be used by or participate in any business or enterprise (other than the mere passive ownership of not more than 3% of the outstanding stock of any class of a publicly held corporation whose stock is traded on a national securities exchange or in the over-the-counter market) that engages or proposes to engage in the Company’s business anywhere in the world other than the Company and its subsidiaries.  Also during his employment and for a one-year period after the termination of such employment, Mr. Mizrahi may not, directly or indirectly, solicit, induce or attempt to induce any customer, supplier, licensee, or other business relation of the Company or any of its subsidiaries to cease doing business with the Company or any of its subsidiaries; or solicit, induce or attempt to induce any person who is, or was during the then-most recent 12-month period, a corporate officer, general manager or other employee of the Company or any of its subsidiaries, to terminate such employee’s employment with the Company or any of its subsidiaries; or hire any such person unless such person’s employment was terminated by the Company or any of its subsidiaries; or in any way interfere with the relationship between any such customer, supplier, licensee, employee or business relation and the Company or any of its subsidiaries.

Family Relationships

There are no family relationships among our directors or officers.

Board Classification

Our Restated & Amended Bylaws provide that our board of directors be divided into three classes (Class I, Class II and Class III). Commencing with the first annual meeting of stockholders held after the adoption of the Restated & Amended Bylaws, the Class I directors will serve until the following annual meeting of stockholders, the Class II directors until the next successive annual meeting of stockholders, and the Class III directors until the third annual meeting of stockholders, in each case, until their successor(s) are duly elected and qualified or until their earlier resignation or removal. At each annual meeting of stockholders commencing with the first annual meeting following the adoption of the Restated & Amended Bylaws, each of the successors to the directors of the Class whose term shall have expired that year shall be elected for a three-year term.

Board Compensation

There are no agreements with respect to the election of Directors. Other than described in Section 10 below, we have not compensated our directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors.

Independence of the Board of Directors

We are not a “listed issuer” as such term is defined in Rule 10A-3 under the Exchange Act. We use the definition of independence of The NASDAQ Stock Market LLC. The board has determined that Messrs. Todd Slater, Howard Liebman, Edward Jones, III, Jeffrey Cohen and Mark DiSanto are independent.  Each current member of the Audit Committee, Compensation Committee and Nominating Committee is independent and meets the applicable rules and regulations regarding independence for such committee, including those set forth in pertinent NASDAQ listing standards, and that each member is free of any relationship that would interfere with his individual exercise of independent judgment.

Code of Ethics

On September 29, 2011, we adopted a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer, Chief Financial Officer and senior executives. Our Code of Ethics can be accessed on our website, www.xcelbrands.com.

Audit Committee and Audit Committee Financial Expert

Our board of directors has appointed an Audit Committee which consists of Messrs. Liebman and DiSanto.  Each of such persons has been determined to be an “independent director” under the listing standards of the NASDAQ Capital Market, which is the independence standard that was adopted by our board of directors.  The Board has determined that Mr. Liebman meets the requirements to serve as the Audit Committee Financial Expert by our board of directors.  The Audit Committee operates under a written charter adopted by our board of directors.  The Audit Committee assists the board of directors by providing oversight of our accounting and financial reporting processes, appoints the independent registered public accounting firm, reviews with the registered independent registered public accounting firm the scope and results of the audit engagement, approves professional services provided by the independent registered public accounting firm, reviews the independence of the independent registered public accounting firm, considers the range of audit and non-audit fees and reviews the adequacy of internal accounting controls.

Compensation Committee

Our board of directors has appointed a Compensation Committee consisting of Messrs. DiSanto and Jones.  Each of such persons has been determined to be an “independent director” under the listing standards of the NASDAQ Capital Market.  Our board of directors has adopted a written Compensation Committee Charter that sets forth the committee’s responsibilities.  The committee is responsible for determining all forms of compensation for our executive officers, and establishing and maintaining executive compensation practices designed to enhance long-term stockholder value.

Nominating Committee

Our board of directors has appointed a Nominating Committee consisting of Messrs. DiSanto and Jones.  Each of such persons has been determined to be an “independent director” under the listing standards of the NASDAQ Capital Market.  Our board of directors has adopted a written Nominating Committee Charter that sets forth the committee’s responsibilities.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires a company's directors, officers and stockholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, collectively referred to herein as the Reporting Persons, to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the company's equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). Based solely on our review of the copies of such reports and upon written representations of the Reporting Persons received by us, we believe that all Section 16(a) filing requirements applicable to such Reporting Persons have been met for 2010, except for the Forms 3 filed on October 11, 2011 by Isaac Mizrahi, Robert D’Loren, Seth Burroughs, James Haran Giuseppe Falco and Marisa Gardini, which should have been filed on October 10, 2011.

Item 11.	EXECUTIVE COMPENSATION

 The following table sets forth information regarding all cash and non-cash compensation earned by or paid to all of the executive officers of the Company and former executive officers served during the period September 29, 2011 to December 31, 2011, for services in all capacities to the Company:

Summary Compensation Table

Executive	Title	Year	Salary	Bonus (3)	Stock Awards	Option & Warrant Awards (4)	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Robert W. D’Loren (1)	CEO, Chairman	2011	$92,733	$14,034	$-	$374,299	$-	$7,543	$488,609
James F. Haran (1)	CFO, Assist Sec.	2011	$65,625	$14,583	$-	$77,441	$-	$2,328	$159,978
Seth Burroughs (1)	Sec, EVP	2011	$51,042	$10,000	$-	$78,223	$-	$-	$139,265
Cristiano Germinario (2)	Former CEO	2011	$-	$-	$-	$-	$-	$-	$-

(1)	Executives did not receive compensation prior to the Merger on September 29, 2011.
(2)	Former CEO did not receive compensation in 2010 or 2011. Employment terminated September 29, 2011.
(3)	Bonuses are in accordance with Executive’s employment agreements.
(4)	Warrants were issued to Executives on the closing date of the Merger providing for each warrant to purchase 1 common share of stock for $.01 per share, exercisable immediately. The detail for these awards are included in ‘Outstanding Equity Awards at Fiscal Year-End’ table below.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Executive	Title	Number of Securities Underlying Unexercised Options & Warrants, Exercisable	Number of Securities Underlying Unexercised Options & Warrants, Unexercisable	Exercise Price	Option or Warrant Expiration Date	Number of Shares of Stock Not Vested	Value of Shares of Stock Not Vested
Robert W. D’Loren	CEO, Chairman	239,250	-	$5.00	9/29/2021	-	$-
James F. Haran	CFO, Assist Sec.	49,250	-	$5.00	9/29/2021	-	$-
Seth Burroughs	Sec, EVP	50,000	-	$5.00	9/29/2021	-	$-

Compensation of Directors

The following table sets forth information with respect to director's compensation for the period September 29, 2011 to December 31, 2011.

DIRECTORS COMPENSATION

Director	Year	Fees earned or paid in cash	Stock Awards	Option & Warrant Awards (1)	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Edward Jones	2011	$-	$-	$15,907	$-	$-	$15,907
Howard Liebman	2011	$-	$-	$15,907	$-	$-	$15,907
Jeff Cohen	2011	$-	$-	$15,907	$-	$-	$15,907
Mark DiSanto	2011	$-	$-	$15,907	$-	$-	$15,907
Todd Slater	2011	$-	$-	$15,907	$-	$-	$15,907

(1)	On October 17, 2011, each independent director was granted an option to purchase 50,000 shares of common stock exercisable for a period of five years at an exercise price of $5.00 per share. Such options vested one-third upon issuance and vest an additional one-third on each of the following two anniversaries of the issuance date.

Director Compensation

The Company intends to pay its non-executive directors $2,000 for each Board and committee meeting attended up to a maximum of $8,000 per year, except that the chairman of each committee shall receive $3,000 for each such committee meeting attended up to a maximum of $12,000 per year.   So long as a principal of Earthbound serves as a member on the board of directors of the Company (Jeffrey Cohen, a principal of Earthbound, has agreed to serve as a director commencing on the Appointment Date), Earthbound has the right to appoint a board observer.  Earthbound appointed Jack Dweck, a principal of Earthbound and a principal stockholder of the Company, to be its observer on the board of directors of the Company.  As an observer, Mr. Dweck has the right to attend and observe all general meetings of the board of directors, but he has no other rights (including voting rights) and receives no compensation from the Company.

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

•	The Plan provides for the grant of stock options or restricted stock (any grant under the Plan, an “Award”). The stock options may be incentive stock options or non-qualified stock options.

•	A total of 2,500,000 shares of Common Stock are eligible for issuance under the Plan, and the maximum number of shares of Common Stock with respect to which incentive stock options may be granted under the Plan is 2,000,000.

•	The Plan may be administered by the Board of Directors or a committee consisting of two or more members of the Board of Directors appointed by the Board (for purposes of this description, any such committee, a “Committee”).

•	Officers and other employees of our Company or any parent or subsidiary of our Company who are at the time of the grant of an Award employed by us or any parent or subsidiary of our Company are eligible to be granted options or other Awards under the Plan. In addition, non-qualified stock options and other Awards may be granted under the Plan to any person, including, but not limited to, directors, independent agents, consultants and attorneys who the Board or the Committee, as the case may be, believes has contributed or will contribute to our success.

•	With respect to incentive stock options granted to an eligible employee owning stock possessing more than 10% of the total combined voting power of all classes of our stock or the stock of a parent or subsidiary of our Company immediately before the grant (each, a “10% Stockholder”), such incentive stock option shall not be exercisable more than 5 years from the date of grant.

•	The exercise price of an incentive stock option will not be less than the fair market value of the shares underlying the option on the date the option is granted, provided, however, that the exercise price of an incentive stock option granted to a 10% Stockholder may not be less than 110% of such fair market value.

•	The exercise price of a non-qualified stock option may not be less than fair market value of the shares of Common Stock underlying the option on the date the option is granted.

•	Under the Plan, we may not, in the aggregate, grant incentive stock options that are first exercisable by any individual optionee during any calendar year (under all such plans of the optionee’s employer corporation and its “parent” and “subsidiary” corporations, as those terms are defined in Section 424 of the Internal Revenue Code) to the extent that the aggregate fair market value of the underlying stock (determined at the time the option is granted) exceeds $100,000.

•	Certain Awards made under the Plan may be granted so that they qualify as “performance-based compensation” (as this term is used in Internal Revenue Code Section 162(m) and the regulations thereunder) and are exempt from the deduction limitation imposed by Code Section 162(m) (these Awards are referred to as “Performance-Based Awards”). Under Internal Revenue Code Section 162(m), our tax deduction may be limited to the extent total compensation paid to the chief executive officer, or any of the four most highly compensated executive officers (other than the chief executive officer) exceeds $1 million in any one tax year. Among other criteria, Awards only qualify as performance-based awards if at the time of grant the compensation committee is comprised solely of two or more “outside directors” (as this term is used in Internal Revenue Code Section 162(m) and the regulations thereunder). In addition, we must obtain stockholder approval of material terms of performance goals for such “performance-based compensation.”

•	All stock options and certain stock awards, performance awards, and stock units granted under the Plan, and the compensation attributable to such Awards, are intended to (i) qualify as performance-based awards or (ii) be otherwise exempt from the deduction limitation imposed by Internal Revenue Code Section 162(m).

•	No options or other Awards may be granted on or after the tenth anniversary of the effective date of the Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters

The following table lists, as of March [ ], 2011, the number of shares of Common Stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company, and (iii) all officers and directors as a group.  Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 5,810,444 shares of Common Stock issued and outstanding.

	Common Stock Beneficially Owned
Named executive officers and directors:	Number of Shares Beneficially Owned	Percentage of Class Beneficially Owned
Robert W. D’Loren (1)	765,533	12.6%
James F. Haran (2)	213,703	3.6%
Marisa Gardini (3) (4)	300,000	5.1%
Seth Burroughs (5)	159,469	2.7%
Todd Slater (6)	16,667	*
Howard Liebman (6)	16,667	*
Edward Jones, III (6)	16,667	*
Jeffrey Cohen (7)	616,777	10.6%
Mark DiSanto (8)	325,283	5.6%
Giuseppe Falco (9)	0	*
All directors and executive officers as a group (10 persons)	2,430,766	38.0%
5% Shareholders:
Isaac Mizrahi (4)	2,759,000	47.5%
Jack Dweck (10)	694,578	12.0%
American Financial Group, Inc. (11)	364,428	5.9%

* Less than 1%.

(1)	Represents (i) 501,533 shares owned by Irrevocable Trust of Rose Dempsey (the “ Irrevocable Trust ”) of which Mr. D’Loren and Mr. DiSanto are the trustees and as to which Mr. D’Loren has sole voting and dispositive power, (ii) 239,250 shares issuable upon exercise of immediately exercisable warrants, and (iii) 24,750 shares issuable upon exercise of Warrants held by the Irrevocable Trust. Does not include (i) 258,366 shares held by the D’Loren Family Trust (the “Family Trust”) of which Mark DiSanto is a trustee and has sole voting and dispositive power and (ii) 12,750 shares issuable upon exercise of Warrants held by the Family Trust.

(2)	Includes (i) 156,703 shares, (ii) 7,500 shares issuable upon exercise of initial Warrants and (iii) immediately exercisable warrants to purchase 49,500 shares.

(3)	Represents 200,000 shares and an additional 100,000 shares available upon exercise of Warrants.

(4)	Represents 2,759,000 shares held by IM Ready. Isaac Mizrahi and Marisa Gardini own 95% and 5% of the outstanding membership interests in IM Ready, respectively. Mr. Mizrahi has dispositive power over the shares held by IM Ready, but disclaims the shares attributable to the other party’s percentage of ownership. Pursuant to the Voting Agreement, IM Ready and its principals agreed to appoint Robert D’Loren, our Chairman and Chief Executive Officer as IM Ready’s irrevocable proxy and attorney-in-fact with respect to the shares of the Company’s common stock to be received by IM Ready in connection with the Merger.

(5)	Includes (i) 104,469 shares, (ii) 5,000 shares issuable upon exercise of Warrants and (iii) immediately exercisable warrants to purchase 50,000 shares.

(6)	Represents shares issuable upon exercise of options that the Company agreed to grant and that will become exercisable on the Appointment Date. Does not include 33,333 shares issuable upon exercise of options the Company agreed to grant on the Appointment Date but will not become exercisable within 60 days of the Appointment Date.

(7)	Represents (i) 16,667 shares issuable upon exercise of options that the Company agreed to grant and that will become exercisable on the Appointment Date, (ii) 400,110 shares held by 3 Sixty, Inc. and (iii) 200,000 shares held by Earthbound LLC. Jeffrey Cohen and Jack Dweck have shared voting and dispositive power over the shares held by Earthbound LLC. Jeffrey Cohen has voting and dispositive power over the shares held by 3 Sixty, Inc.

(8)	Includes (i) 232,866 shares held by the Family Trust, of which Mark DiSanto is trustee of, and has sole voting and dispositive power over the Shares held by, the Family Trust, (ii) 25,500 shares and 12,750 shares issuable upon exercise of Warrants, (iii) 25,000 shares and 12,500 shares issuable upon exercise of Warrants held by Mark X. DiSanto Investment Trust, and (iv) 16,666 shares issuable upon exercise of options that the Company agreed to grant to Mr. DiSanto and that will become exercisable on the Appointment Date. Does not include 33,333 shares issuable upon exercise of options the Company agreed to grant to Mr. DiSanto on the Appointment Date but will not become exercisable within 60 days of the Closing Date.

(9)	Does not include 100,000 shares issuable upon exercise of warrants which will not become excercisable within 60 days of the Closing Date.

(10)	Represents (i) 300,089 shares held by Mr. Dweck, (ii) 200,000 shares held by Earthbound on the Closing Date and (iii) 194,489 shares by Mr. Dweck’s children. Jeffrey Cohen and Jack Dweck have shared voting and dispositive power over the shares held by Earthbound LLC.

(11)	Represents the Lender Warrants to purchase 364,428 common shares at $0.01 per share. The holders of the Lender Warrants are wholly-owned subsidiaries of American Financial Group, Inc.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

IPX Capital, LLC

Overview

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

IPX Capital, LLC – IM Ready-Made, LLC Advisory Service Agreement

IPX and IM Ready entered into an Advisory Service Agreement dated November 16, 2010 whereby IPX provided various advisory and consulting services to IM Ready including conducting an operational review of IM Ready, reviewing strategic alternatives for IM Ready’s business including the potential to complete a transaction with Old XCel, developing and preparing a brand positioning presentation including brand architecture strategy, conducting a review of the “IsaacMizrahiLIVE” and Liz Claiborne New York businesses on QVC and the related agreements, and conducting a due diligence review of IM Ready’s retail and couture operations and making restructuring recommendations on such retail and couture operations.  IPX’s service fees under the Advisory Service Agreement were based on its actual hourly billing rates, with a cap of $500,000.  IPX’s aggregate hourly billing exceeded $500,000, resulting in a payment to IPX from IM Ready of $500,000 on the Closing Date.

IPX Capital, LLC – Xcel Brands, Inc., Due Diligence Service Agreement

IPX and Old XCel entered into a Due Diligence Service Agreement dated December 3, 2010 whereby IPX provided various due diligence tasks relating to the Purchase Agreement including financial review of IM Ready, preparing business plans, financial projections and other documents required in connection with the transaction, advise the Buyers regarding the corporate, legal and financial structure of the transaction and assist the Buyers with the negotiation of documentation relating to the transaction. Market service fees for this type of engagement are typically either a fixed dollar amount or based upon hourly billing rates, plus reimbursement of direct expenses. IPX waived all of its fees it would have otherwise been entitled to, but not reimbursement of its direct expenses. Direct expenses incurred by, and reimbursable to, IPX by Old XCel of approximately $240,000 were paid following the Closing Date.

Amounts due to Stockholder

Robert D’Loren, Chairman and Chief Executive Officer and a principal stockholder of the Company, has advanced certain expenses including but not limited to legal fees, banking fees, lender fees and appraisals on behalf of Old XCel.  Following the Closing Date, Mr. D’Loren was reimbursed approximately $162,000 for these expenses.

Todd Slater

On August 12, 2011, Old XCel entered into a one year agreement which was amended on October 4, 2011, with Todd Slater, who has agreed to serve as a director of the Company commencing on the Appointment Date, for services related to the Company’s licensing strategy and introduction of potential licensees.  If during the term of the agreement or during the year following the expiration of the term of the agreement, the Company enters into a license or distribution agreement with a licensee introduced by Mr. Slater, Mr. Slater will receive a commission equal to fifteen percent (15%) of all net royalties received by the Company during the first term of such agreement, payable within thirty days of receipt of the net royalties.  The Company has paid Mr. Slater an advisory fee of $52,500 as compensation for strategic advisory services performed by Mr. Slater related to the licensing program of the Isaac Mizrahi Business.

Earthbound

Earthbound entered into a service agreement with Laugh Club on November 6, 2001 whereby Laugh Club engaged Earthbound to provide brand management and design services for mass-merchandised retail products for the Isaac Mizrahi Business (the “Earthbound Agreement”).  Isaac Mizrahi, individually, is the controlling member and manager of Laugh Club and IM Ready-Made, LLC.  On September 3, 2002, Laugh Club assigned all of the rights and obligations in the Earthbound Agreement to IM Ready. Earthbound has no common ownership, direct or indirect, with either IM Ready or Laugh Club.  The Earthbound Agreement expires December 31, 2014; however certain beneficial rights extend beyond the expiration date to Earthbound for as long as IM Ready receives revenues procured by Earthbound.

In connection with the consummation of the Isaac Mizrahi Business, Old XCel and Earthbound entered into the Contribution Agreement pursuant to which Earthbound contributed to Old XCel the Earthbound Agreement and the Earthbound Assets in exchange for 944,688 shares of the Company’s Common Stock, and Earthbound agreed to purchase one Unit in the Offering. Old XCel terminated the Earthbound Agreement effective as of the Closing Date.  Additionally, so long as a principal of Earthbound serves as a member on the board of directors of the Company (Jeffrey Cohen, a principal of Earthbound, agreed to serve as a director commencing on the Appointment Date), Earthbound will have the right to appoint a board observer.  Earthbound has appointed Jack Dweck, a principal of Earthbound and a principal stockholder of the Company, as its observer.

Effective as of the Closing Date, IM Ready and Earthbound entered into the Services Agreement pursuant to which Earthbound will provide transitional services, for which Earthbound received from IM Ready $600,000 in cash on the Closing Date and for which Earthbound will receive the Future Payment of $1,500,000 payable over the next five years. The Company assumed the obligations related to the Future Payment from IM Ready upon its acquisition of the Isaac Mizrahi Business.

Licensing Agreement

On August 2, 2011, Old XCel entered into a licensing agent agreement with Adam Dweck, an Executive Vice President of Earthbound pursuant to which Mr. Dweck is entitled to a five percent (5%) commission on any royalties we receive under any new license agreements that he procures for us during the initial term of such license agreements. We also granted Mr. Dweck options to purchase 25,000 shares of common stock at an exercise price of $5.00 per share.  One half of the options will vest on each of the first and second anniversary dates of the date of the award if Mr. Dweck procures licenses which generate $1 million or more of royalties for the Company during each such year. In addition, Mr. Dweck may earn the right to receive additional warrants upon the satisfaction of certain agreed upon target performance criteria.  Adam Dweck is the son of Jack Dweck.

Offering

Marisa Gardini, our Executive Vice President of Strategic Planning and Marketing and, commencing on the Appointment Date, a director;  the Irrevocable Trust of Rose Dempsey; the D’Loren Family Trust; James Haran, our Chief Financial Officer; Seth Burroughs, our Executive Vice President of Business Development and Treasury; and Mark DiSanto, who has agreed to serve as a member of our board of directors commencing on the Appointment Date, purchased 2; .495; .255; .15; .10 and .25 Units in the Offering, respectively, for purchase prices of $1,000,000; $247,500; $127,500; $75,000; $50,000; and $125,000, respectively, on the same terms and conditions as other investors in the Offering.

IM Ready-Made, LLC

The Company and IM Ready-Made, LLC had transaction, consisting of revenue payments and expenses occurring before and after the Closing date, which were allocated to IM Ready for transactions occurring prior to the Closing Date and allocated to the Company occurring on and after the Closing date. As of December 31, 2011 IM Ready owes the Company approximately $85,000.

Review, Approval and Ratification of Related Party Transactions

Prior to the Merger, the Company had not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above.  The Company intends that transactions with its executive officers, directors and significant shareholders will, on a going-forward basis, be subject to the review, approval or ratification of its board of directors, or an appropriate committee thereof.

Item 14.	Principal Accountant Fees and Services

 On September 29, 2011our board of directors recommended and approved the appointment of Rothstein Kass (“Rothstein Kass”) as the independent auditor for the Company for the year ending December 31, 2011

Rothstein Kass audited IM Ready’s financial statements for the period January 1, 2011 through September 28, 2011 and fiscal years ended December 31, 2010.

Audit Fees

The aggregate fees billed or to be billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements for the period from September 29, 2011 to ended December 31, 2011 were $68,000.

The aggregate fees billed or to be billed for professional services rendered by our independent registered public accounting firm for the audit of the Predecessor annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements for the period from January 1, 2011 to September 28, 2011 and the year ended December 31, 2010 were $95,500 and nil, respectively.

Audit-Related Fees

There were no fees billed or to be billed for audit related services by our independent registered public accounting firm or prior independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2011 and 2010.

Tax Fees

There were $8,750 fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2011. There were no fees related to tax compliance, tax advice and tax planning for the Predecessor periods.

All Other Fees

There were no other fees billed for services by our independent registered public accounting firm for either audit related or non-audit services for the period September 29, 2011 to December 31, 2011 and the Predecessor Periods.

Audit Committee Determination

The Audit Committee considered and determined that the services performed are compatible with maintaining the independence of the independent registered public accounting firm.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

The Audit Committee is responsible for pre-approving all audit and permitted non-audit services to be performed for us by our Independent Registered Public Accounting Firm as outlined in its Audit Committee charter. Prior to engagement of the Independent Registered Public Accounting Firm for each year's audit, management or the Independent Registered Public Accounting Firm submits to the Audit Committee for approval an aggregate request of services expected to be rendered during the year, which the Audit Committee pre-approves. During the year, circumstances may arise when it may become necessary to engage the Independent Registered Public Accounting Firm for additional services not contemplated in the original pre-approval. In those circumstances, the Audit Committee requires specific pre-approval before engaging the Independent Registered Public Accounting Firm. The engagement of our Independent Registered Public Accounting Firm, Rothstein Kass, was approved by the Company’ Audit Committee.

ITEM 15.	EXHIBITS

Exhibit Number	Description
3(i)	Amended and Restated Certificate of Incorporation of Xcel Brands, Inc. **
3(ii)	Restated and Amended Bylaws **
4.1	2011 Equity Incentive Plan and Forms of Award Agreements (i)
4.2	Form of Investor Warrant issued in connection with the private placement consummated on September 29, 2011 (i)
4.3	Registration Rights Agreement between Xcel Brands, Inc. and the several purchasers, entered into as of September 29, 2011 (i)
4.4	Form of Executive Warrant (i)
4.5	Form of Director Option (i)
4.6	Warrant issued to Giuseppe Falco dated September 29, 2011 (i)
4.7	Warrant issued to Great American Life Insurance Company dated September 29, 2011 (i)
4.8	Warrant issued to Great American Insurance Company dated September 29, 2011 (i)
4.9	Rights Agreement by and among Xcel Brands, Inc., Great American Life Insurance Company and Great American Insurance Company, dated September 29, 2011 (i)
9.1	Voting Agreement between Xcel Brands, Inc. and IM Ready-Made, LLC, dated as of September 29, 2011 (i)
10.1	Asset Purchase Agreement by and among Xcel Brands, Inc., IM Brands, LLC, IM Ready-Made, LLC, Isaac Mizrahi and Marisa Gardini, dated as of May 19, 2011, as amended on July 28, 2011, as amended on September 15, 2011, as amended on September 21, 2011, as amended on September 29, 2011 (i)
10.2	Promissory Note between Xcel Brands, Inc. and IM Ready-Made, LLC, dated September 29, 2011 (i)
10.3	Form of Management Lockup Agreement (i)
10.4	Lockup Agreement between NetFabric Holdings, Inc. and IM Ready-Made, LLC, dated September 29, 2011 (i)
10.5	Second Amended and Restated Agreement and Consent to Assignment by and among QVC, Inc., IM Brands, LLC, IM Ready Made, LLC, Xcel Brands, Inc. and Isaac Mizrahi, dated September 28, 2011 (ii)
10.6	Contribution Agreement by and among Earthbound, LLC, IM Ready-Made, LLC and Xcel Brands, Inc. dated August 16, 2011 (i)
10.7	Amendment to Contribution Agreement by and among Earthbound, LLC, IM Ready-Made, LLC and Xcel Brands, Inc. dated September 20, 2011 (i)
10.8	Release and Transition Services Agreement by and among Earthbound, LLC, IM Ready-Made, LLC and Xcel Brands, Inc., dated August 16, 2011 (i)
10.9	Assignment and Assumption, New York Landlord Consent by and among Adler Holdings III, LLC, IM Ready-Made, LLC and Xcel Brands, Inc., dated September 29, 2011, and Guaranty by IM Brands, Inc., dated September 29, 2011 (i)
10.10	Agreement of Merger and Plan of Reorganization by and among NetFabric Holdings, Inc., NetFabric Acquisition Corp., and Xcel Brands, Inc., dated September 29, 2011 (i)
10.11	Credit Agreement by and among IM Brands, LLC, the several lenders, and MidMarket Capital Partners, LLC, as administrative agent, dated September 29, 2011 (i)
10.12	Guarantee and Collateral Agreement by and among IM Brands, LLC, Xcel Brands, Inc., and MidMarket Capital Partners, LLC, as administrative agent, dated September 29, 2011 (i)
10.13	Subordination Agreement, by and among IM Ready-Made, LLC, IM Brands, LLC, Xcel Brands, Inc., and MidMarket Capital Partners, LLC, as administrative agent, dated September 29, 2011 (i)
10.14	Services Agreement between Xcel Brands, Inc. and Todd Slater, dated August 12, 2011 (i)
10.15	Amendment to the Services Agreement between Xcel Brands, Inc. and Todd Slater, dated October 4, 2011 (i)
10.16	Amended and Restated Employment Agreement entered into with Robert D’Loren, dated February 21, 2012 **
10.17	Amended and Restated Employment Agreement entered into with Giuseppe Falco, dated February 21, 2012 **
10.18	Amended and Restated Employment Agreement entered into with James Haran, dated February 21, 2012 **
10.19	Amended and Restated Employment Agreement entered into with Seth Burroughs, dated February 21, 2012 **
10.20	Amended and Restated Employment Agreement entered into with Marisa Gardini, dated February 21, 2012 **
10.21	Employment Agreement entered into with Isaac Mizrahi, dated May 19, 2011 (i)
14.1	Form of Code of Business Conduct and Ethics for Xcel Brands, Inc. (i)
21.1	Subsidiaries of the Registrant**
31(i).1	Rule 13a-14(a)/15d-14(a) Certification (CEO)**
31(i).2	Rule 13a-14(a)/15d-14(a) Certification (CFO)**
32(i).1	Section 1350 Certification (CEO)**
32(i).2	Section 1350 Certification (CEO)**
99.1	Audited Consolidated Financial Statements for the period September 29, 2011 to December 31, 2011 of the Company, (the Successor period) the period January 1, 2011 to September 28, 2011 and the year ended December 31, 2010 of the Isaac Mizrahi Business (the Predecessor periods). ++
99.2	Audit Committee Charter (i)
99.3	Compensation Committee Charter (i)
99.4	Nominating and Corporate Governance Committee Charter (i)

(i)	This Exhibit is incorporated herein by reference to the information filed on Form 10-K, which was filed with the Securities and Exchange Commission on October 5, 2011.
(ii)	This Exhibit is incorporated herein by reference to the information filed on Form 10-K/A, which was filed with the Securities and Exchange Commission on February, 7, 2012.

**  Filed herewith.

++ Filed as Item 8 of Part II of this Form 10-K

SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 23, 2012	/s/ Robert W. D’Loren
Robert W. D’Loren, Chairman, President,
Chief Executive Officer and Director
(principal executive officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 23, 2012	/s/ Robert W. D’Loren
Robert W. D’Loren , Chairman,
President, Chief Executive Officer, Director
(principal executive officer)

Date: March 23, 2012	/s/ James F. Haran
James F. Haran, Chief Financial
Officer (principal accounting officer)

