Form 10-Q
period 2012-03-31
XCel Brands, Inc.
filed 2012-05-14
CIK 1083220

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

COMMISSION FILE NUMBER : 0-21419

XCEL BRANDS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	76-0307819
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

475 Tenth Ave, 4th Floor

New York, NY 10018

(Address of Principal Executive Offices)

(347)-727-2474

(Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non- accelerated filer ☐	Small reporting company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of May 14, 2012, 5,809,944 shares of common stock, $.001 par value per share, of the issuer were outstanding.

XCEL BRANDS, INC.

Xcel Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$2,946,000	$2,718,000
Restricted cash	-	175,000
Accounts receivable	2,424,000	2,191,000
Prepaid expenses	336,000	401,000
Other current assets	157,000	85,000
Total current assets	5,863,000	5,570,000
Property and equipment:
Leasehold improvements, furniture & equipment	1,443,000	1,399,000
Less: accumulated depreciation	153,000	76,000
Total property and equipment	1,290,000	1,323,000
Other Assets:
Trademarks, goodwill and other intangibles, net	57,329,000	57,461,000
Deferred finance costs, net	560,000	591,000
Deposits	185,000	9,000
Total other assets	58,074,000	58,061,000
Total Assets	$65,227,000	$64,954,000

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$834,000	$878,000
Deferred royalty payments, net of long term portion	411,000	503,000
Other current liabilities	115,000	66,000
Current portion of long term debt	427,000	44,000
Total current liabilities	1,787,000	1,491,000
Long Term Liabilities:
Term loan, net of short term portion	12,065,000	12,344,000
Seller note	5,896,000	5,765,000
Installment debt obligation, net of short term portion	1,058,000	1,114,000
Contingent obligations - due to seller	17,765,000	17,765,000
Deferred tax liability	9,809,000	9,831,000
Other long term liabilities, less current portion	27,000	26,000
Total long term liabilities	46,620,000	46,845,000
Total Liabilities	48,407,000	48,336,000

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding		-
Common stock, $.001 par value, 25,000,000 shares authorized, 5,809,944 and 5,810,444 issued & outstanding at March 31, 2012 and December 31, 2011, respectively	6,000	6,000
Paid in capital	17,944,000	17,904,000
Accumulated deficit	(1,130,000)	(1,292,000)
Total stockholders' equity	16,820,000	16,618,000

Total Liabilities and Stockholders' Equity	$65,227,000	$64,954,000

See Notes to Condensed Consolidated Interim Financial Statements

Xcel Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2012 Successor	2011 Predecessor

Licensing and design revenue	$2,903,000	$2,895,000
Other operating income	11,000	-
Total revenues	2,914,000	2,895,000
Direct licensing costs	34,000	-
Net licensing and design revenue	2,880,000	2,895,000

Expenses
Design and marketing costs	1,033,000	925,000
General and administrative expenses	922,000	542,000
Stock based compensation	28,000	-
Depreciation and amortization	209,000	70,000
Total expenses	2,192,000	1,537,000

Operating income	688,000	1,358,000

Interest and finance costs
Interest expenses - debt	286,000	-
Other interest and finance charges	257,000	-
Total interest and finance costs	543,000	-

Income before income taxes	145,000	1,358,000

Provision (benefit) for income taxes	(17,000)	54,000

Net income	$162,000	$1,304,000

Earnings per share:
Basic	$0.03
Diluted	$0.02

Weighted average number of common shares outstanding:
Basic	5,810,180
Diluted	6,556,173

See Notes to Condensed Consolidated Interim Financial Statements

Xcel Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2012 Successor	2011 Predecessor

Cash flows from operating activities
Net income	$162,000	$1,304,000
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization expense	209,000	70,000
Amortization of deferred finance costs	31,000	-
Stock-based compensation	28,000	-
Amortization of Seller note discount	131,000	-
Amortization of senior note discount	58,000	-
Deferred income tax benefit	(22,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(233,000)	(65,000)
Prepaid expenses	56,000	399,000
Other assets	(73,000)	-
Accounts payable and accrued expenses	(32,000)	229,000
Royalty advances	(99,000)	(762,000)
Other liabilities	73,000	-
Net cash provided by operating activities	289,000	1,175,000

Cash flows from investing activities
Purchase of property and equipment	(44,000)	-
Increase in long term security deposit	(175,000)	-
Reduction of restricted cash	175,000	-
Net cash used in investing activities	(44,000)	-

Cash flows from financing activities
Member distributions	-	(1,136,000)
Payment of expenses related to equity & recapitalization	(2,000)	-
Repayment of installment debt obligation	(11,000)	-
Repayment of lease obligation	(4,000)	-
Net cash used in financing activities	(17,000)	(1,136,000)

Net increase in cash and cash equivalents	228,000	39,000

Cash and cash equivalents, beginning of period	2,718,000	46,000

Cash and cash equivalents, end of period	$2,946,000	$85,000

Supplemental disclosure of non-cash information
Warrants issued to Licensee to satisfy payables	$23,000

Forfeiture of employee stock grants previously capitalized	$(2,000)

Supplemental disclosure of cash flow information,
Cash paid during the period for income taxes	$-
Cash paid during the period for interest	$316,000

See Notes to Condensed Consolidated Interim Financial Statements

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements

1.	NATURE OF OPERATIONS, BACKGROUND, BASIS OF PRESENTATION AND REVERSE ACQUISITION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Xcel Brands, Inc., (Xcel, the "Company", “we”, “us”, or “our”), all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 (“Current Quarter”) are not necessarily indicative of the results that may be expected for a full fiscal year.

On September 29, 2011 (the “Acquisition Date”), the Company acquired from IM Ready-Made, LLC certain assets and assumed certain obligations (the “Isaac Mizrahi Isaac Mizrahi Business’) whereby the Isaac Mizrahi Business was deemed to be the Predecessor of the Company for financial statement presentation purposes. Accordingly, the accompanying financial statements designate periods preceding the Acquisition Date as relating to the Predecessor and all references to periods on and after September 29, 2011 shall be referred to as Successor.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 (“2011”).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Xcel Brands, Inc. and its wholly owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

Presentation of Predecessor Financial Statements

The financial statements covered by the Predecessor have been prepared for the purpose of complying with the rules and regulations of the U.S. Securities and Exchange Commission. The Isaac Mizrahi Business was not a separate legal entity, thus the financial statements are not necessarily indicative of the results of operations that would have occurred if the Isaac Mizrahi Business had been operated as a separate legal entity.

All of the allocations and estimates in the accompanying Predecessor financial statements are based on assumptions that IM Ready and Xcel management (collectively “management”) believe are reasonable, and reasonably approximate the historical costs that the Isaac Mizrahi Business would have incurred as a separate entity. However, these allocations and estimates are not necessarily indicative of the costs and expenses that would have resulted if the Isaac Mizrahi Business had been operated as a separate entity. The allocation of expenses were made to comply with the guidance provided by Staff Accounting Bulletin Topic 1B1, “Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of another Entity”

Use of Estimates

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

In accordance with the guidance of ASC Topic 350, long-lived assets, such as property and equipment and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Contingent Obligations

Management will analyze and quantify the expected earn-out payments over the applicable pay-out period.  Management will assess no less frequently than each reporting period the status of contingent obligations and any expected changes in the fair market value of such contingent obligations.  Any change in the expected obligation will result in an expense or income recognized in the period in which it is determined fair market value of the carrying value has changed. There was no change in the contingent obligation for the three months ended March 31, 2012.

Income Taxes

Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities. Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted rates in effect during the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

Significant Contracts

QVC Agreement

In connection with the Company’s agreement with QVC, Inc. (“QVC”) QVC is required to pay royalties based primarily on a percentage of QVC's net sales of Isaac Mizrahi branded merchandise. QVC royalty revenue represents a significant portion of the Company’s total revenues. Royalties from QVC totaled $1,900,000 and $1,650,000 for the Current Quarter and the Prior year Quarter, respectively, representing 65% and 63% of the Company’s total revenues, respectively. As of March 31, 2012, the Company had a receivable from QVC in the amount of $1,900,000, representing 78% of the Company’s receivables. As of March 31, 2011, the Predecessor had a receivable from QVC in the amount of $1,650,000 representing 90% of the Predecessor’s receivables.

LC Agreement

In connection with the Company’s agreement with Liz Claiborne, Inc. (“LC”) (the LC Agreement”) LC is required to pay the Company royalties based primarily on a percentage of royalties LC receives from QVC under a separate license agreement between LC and QVC (the “LC Agreement”). Revenues from the LC Agreement totaled $375,000 and $200,000 for the Current Quarter and the Prior Year Quarter, respectively, representing 13% and 7% of the Company’s total revenues. As of March 31, 2012, the Company had a receivable from LC in the amount of $569,000, representing 22% of the Company’s receivables. As of March 31, 2011, the Predecessor had a receivable from LC in the amount of $183,000 representing 10% of the Predecessor’s receivables.

LC/QVC Design fees

In connection with the Company’s design agreement with QVC for the term of the LCNY Agreement (the “Design Agreement”), QVC is required to provide certain design fees of the Company related to the Liz Claiborne New York brand.  Revenues from the Design Agreement totaled approximately $275,000 and $275,000 for the Current Quarter and the Prior Year Quarter, respectively, representing 9% and 9% of the Company’s total revenues.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of a sale arrangement exists, delivery has occurred and services have been rendered, the sales price is fixed and determinable, and collectability is reasonable assured. The Company has two primary types of revenues: (i) royalties based on the sale of products by its licensees or other contractual partners, and (ii) design service fees based on services provided. Revenues from royalties are recognized when earned, which includes guaranteed minimum royalties, if any, and additional revenues based on a percentage of defined sales by our licensees or other contractual partners for each period. Royalties exceeding the guaranteed minimum amounts are recognized as income during the period that corresponds to the licensee’s or partner’s sales.

Design service fees are recorded and recognized in accordance with the terms and conditions of each design fee contract, including the Company meeting its obligations and providing the relevant services under each contract.  Generally, we record on a straight line basis each base fee as stated in each design fee service agreement for the covered period and, if applicable, we recognize additional payments received that relate to a future period as deferred revenue, until service is provided or revenue is othewise earned.

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

Earnings per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of restricted stock-based awards and common shares issuable upon exercise of stock options and warrants. The difference between basic and diluted weighted-average common shares results from the assumption that all dilutive stock options outstanding were exercised and all convertible notes have been converted into common stock.

As of March 31, 2012, of the total potentially dilutive shares related to restricted stock-based awards, stock options and warrants, 741,251 were anti-dilutive and not included in the computation of diluted shares outstanding. There are no comparative results for the prior year quarter.

A reconciliation of weighted average shares used in calculating basic and diluted earnings per share follows:

For the Three Months Ended March 31, 2012

Basic	5,810,180
Effect of warrants and options	745,993
Diluted	6,556,173

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

3. Trademarks, Goodwill and Other Intangibles

Trademarks, goodwill and other intangibles, net consist of the following:

		March 31, 2012		December 31, 2011
	Estimated	Gross		Gross
	Lives in	Carrying	Accumulated	Carrying	Accumulated
	Years	Amount	Amortization	Amount	Amortization

Indefinite life trademarks	Indefinite	$44,500,000	$-	$44,500,000	$-
Goodwill	Indefinite	11,096,000	-	11,096,000	-
Licensing agreements	4	2,000,000	267,000	2,000,000	135,000
		$57,596,000	$267,000	$57,596,000	$135,000

Amortization expense for intangible assets for the Current Quarter was $132,000. The trademarks of Isaac Mizrahi and related goodwill have been determined to have an indefinite useful life and accordingly, consistent with ASC Topic 350, no amortization has been recorded in the Company's unaudited consolidated statement of operations. Instead, each of these intangible assets are tested for impairment, at least annually, on an individual basis as separate single units of accounting, with any related impairment charge recorded to the statement of operations at the time of determining such impairment.  Similarly, consistent with ASC 360, there was no impairment of the indefinite-lived trademarks.

4.  Debt

The Company’s net carrying amount of debt is comprised of the following:

	March 31, 2012	December 31, 2011
Term Note	$12,402,000	$12,344,000
Seller Note	5,896,000	5,765,000
Installment debt obligation	1,148,000	1,158,000
Contingent obligation – due to seller	17,765,000	17,765,000
Other liabilities	27,000	26,000
Total	37,238,000	37,058,000
Current portion	427,000	44,000
Total long term liabilities	$36,811,000	$37,014,000

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

Excess Cash Flow Sweep.   In addition to the Mandatory Prepayments described above, if for any fiscal year ending on or subsequent to December 31, 2012, there is excess cash flow (as defined in the Loan agreements) for such year, then on the payment date following the end of such year, IM Brands is required to make a principal payment on the Loan equal to the lesser of (i) 50% of the excess cash flow or (ii) the positive result of the unencumbered cash and cash equivalents of the Company minus the greater of (x) the Excess Liquidity required to be maintained by IM Brands and (y) $3,000,000. For the period ended March 31, 2012, there was no Excess Cash Flow Sweep payment due.

Lender Warrants. At the closing of the Loan, the Company issued to the Noteholders seven year warrants (the “Lender Warrants”) to purchase 364,428 shares of the Common Stock, representing 5% of the Common Stock outstanding as of the Closing Date on a fully diluted basis.  The warrants have an exercise price of $0.01 and contain a cashless exercise provision.  The Company granted to the holders of the Lender Warrants piggy-back registration rights with respect to the shares of Common Stock issuable upon exercise of the Lender Warrants.  The carrying value of the Term Loan has been reduced by the market value of the warrants, equal to $3.33 per share.  The Company used the black scholes method to determine valuation.  The amount of the original loan discount is $1,214,000, resulting in an initial net loan balance of $12,286,000.  The Term Loan balance as of March 31, 2012 is $12,402,000.

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

As of March 31, 2012, the Company and IM Brands, LLC were in full compliance with all of the covenants under the Loan.

Seller Note

Pursuant to the Purchase Agreement, at the closing, the Company delivered to IM Ready a promissory note (the “Seller Note”) in the principal amount of $7,377,000.  The stated interest rate of the Seller Note is 0.25%.  Management has determined that this rate is below the Company’s expected borrowing rate, which is 9.25%.  Therefore, the Company has discounted the Seller Note by $1,740,000 using a 9.0%, imputed annual interest rate, resulting in a current value of $5,637,000.  In addition, the Company pre-paid $123,000 of interest on the Seller Note on the Closing Date.  The Seller Note balance at March 31, 2012 is $5,896,000.

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

Long Term Installment Obligations

Prior to the Acquisition Date, Earthbound had certain rights and provided certain services to IM Ready related to the Isaac Mizrahi Business. Effective as of the Acquisition Date, IM Ready and Earthbound entered into the Services Agreement pursuant to which Earthbound provided transitional services to IM Ready prior to the closing of the Merger and for which Earthbound received from IM Ready $600,000 in cash on the Closing Date and IM Ready agreed to pay to Earthbound an additional payment of $1,500,000 (the “Future Payment”), with such amount payable over the next five years. The Company assumed the obligations related to the Future Payment from IM Ready upon its acquisition of the Isaac Mizrahi Business. The five-year obligation is non-interest bearing and the Company has discounted the amount of the installment obligation by a 9.25% imputed annual interest rate, resulting in an initial value of $1,132,000. The balance of the Installment Obligation at March 31, 2012 is $1,148,000.

Payments are due quarterly beginning March 2012.  Annual remaining payments are as follows:

Year Ending December 31,
2012	$113,000
2013	325,000
2014	325,000
2015	350,000
2016	350,000
Total	$1,463,000

Capitalized Lease Obligations

The Company assumed the obligations from the Seller under an equipment lease through February 2013.  The net discounted payments of the lease obligations are in excess of 90% of the fair market value (FMV) of the equipment.  The Company has capitalized the discounted lease payments by its imputed interest rate of 9.25%. The capital lease obligation balance at March 31, 2012 is $16,000.

5.         Stockholders’ Equity

2011 Equity Incentive Plan

The Company’s 2011 Equity Incentive Plan (the “Plan”) is designed and utilized to enable the Company to offer its employees, officers, directors, consultants and others whose past, present and/or potential contributions to the Company have been, are or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company. A total of 2,500,000 shares of common stock are eligible for issuance under the Plan. The Plan provides for the grant of any or all of the following types of awards: stock options, restricted stock, deferred stock, stock appreciation rights and other stock-based awards. The Plan is administered by the Board, or, at the Board's discretion, a committee of the Board. On October 17, 2011, the Company issued to the board 250,000 options.   33.33% vest immediately, 33.34% vest on the first anniversary of the grant and the 33.34% vest on the second anniversary of the grant.  On October 21, 2011 the Company issued to employees (non-management) 17,125 stock options and 17,125 restricted stock grants. The employee stock options and restricted stock grants vest 50% on the first anniversary of the grant and 50% vest on the second anniversary of the grant.

Management Warrants

As of the Acquisition Date, the Company issued to management warrants to purchase 463,750 shares of common stock. The warrants are exercisable in whole or in part, at an exercise price of $5.00 per share (“Exercise Price”).  The warrants consist of (1) immediately exercisable warrants to purchase 363,750 shares of common stock, beginning on the date of issuance and ending of the tenth anniversary of the Closing Date and (2) 100,000 shares issuable upon exercise of warrants subject to 2-year, even vesting from the Acquisition Date and ending of the tenth anniversary of the Acquisition Date.  Upon the expiration of the Warrant exercise period, the Warrants will expire and become void and worthless.

Licensee Warrants

As part of the terms and conditions of a certain license agreement effective October 1, 2011, we issued Warrants to purchase 75,000 shares of common stock to a licensee.  The Warrants are exercisable in whole or in part, at an exercise price of $5.50 per share (“Exercise Price”).  The Warrants may be exercised at any time upon the election of the holder, beginning on January 23, 2012, the date of issuance, and ending of the fifth anniversary of the date of issuance.   Upon the expiration of the Warrant exercise period, the Warrants will expire and become void and worthless.

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

Options

		Weighted-Average
	Options	Exercise Price

Outstanding at December 31, 2011	267,701	$6.56
Granted	-	-
Canceled	-	-
Exercised	-	-
Expired/Forfeited	(500)	5.00
Outstanding at March 31, 2012	267,201	$6.56
Exercisable at March 31, 2012	83,076	$10.02

Compensation expense related to stock option grants for the Current Quarter was $10,000.  There was no compensation expense prior to the Successor period. An additional amount of $45,000 is expected to be expensed evenly over a period of 19-months.

Warrants

		Weighted-Average
	Warrants	Exercise Price

Outstanding at December 31, 2011	1,219,543	$1.95
Granted	75,000	5.50
Canceled	-	-
Exercised	-	-
Expired/Forfeited	-	-
Outstanding at March 31, 2012	1,294,543	$2.16
Exercisable at March 31, 2012	1,194,543	$1.92

The Company values warrants issued to non-employees at the commitment date at the fair market value of the instruments issued, a measure which is more readily available than the fair market value of services rendered, using the Black-Scholes model. The fair market value of the instruments issued is expensed over the vesting period with the exception of warrants issued to the Company’s licensee, whereby these warrants reduce license revenue recognized by the Company related to such licensee over the initial 5-year term of the licensee agreement. The stock based compensation recorded for the Current Quarter is $11,000. An additional amount of $73,000 is expected to be expensed evenly over a period of 19 months. In addition, licensing revenues were reduced by $1,000 relating to the license warrants for the Current Quarter. An additional amount of $21,000 is expected to off-set license revenues evenly over a period of 54-months. There was no compensation expense or reduction of licensed revenues prior to the Successor period.

Restricted Stock

Compensation cost for restricted stock is measured as the excess, if any, of the market price of the Company’s stock at the date the common stock is issued over the amount the employee must pay to acquire the stock (which is generally zero). The compensation cost, net of projected forfeitures, is recognized over the period between the issue date and the date any restrictions lapse, with compensation cost for grants with a graded vesting schedule recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. The restrictions do not affect voting and dividend rights.

Restricted
Shares

Outstanding at December 31, 2011	17,125
Granted	-
Canceled	-
Vested	-
Expired/Forfeited	(500)
Outstanding at March 31, 2012	16,625

Compensation expense related to restricted stock grants for the Current Quarter is $7,000. There was no compensation expense prior to the Successor period. An additional amount of $44,000 is expected to be expensed evenly over a period of 19-months.

Shares Available Under the Company’s 2011 Equity Incentive Plan

At March 31, 2012, there were 2,216,750 common shares available for issuance under the Company’s 2011 Equity Incentive Plan.

Shares Reserved for Issuance

At March 31, 2012, there were 3,778,494 common shares reserved for issuance pursuant to warrants, stock options and availability for issuance under the Company’s 2011 Equity Incentive Plan. See Note 7 Subsequent Events.

Dividends

The Company has not paid any dividends to date.

6.	Related Party Transactions

Todd Slater

On August 12, 2011, Old XCel entered into a one year agreement which was amended on October 4, 2011, with Todd Slater, who was appointed as a director of the Company commencing on October 17, 2011, for services related to the Company’s licensing strategy and introduction of potential licensees. During the term of the agreement or during the year following the expiration of the term of the agreement, if the Company enters into a license or distribution agreement with a licensee introduced by Mr. Slater, Mr. Slater will receive a commission equal to fifteen percent (15%) of all net royalties received by the Company during the first term of such agreement, payable within thirty days of receipt of the net royalties.  Mr. Slater earned $8,283 in fees for the Current Quarter.

Licensing Agent Agreement

On August 2, 2011, Old XCel entered into a licensing agent agreement with Adam Dweck (“AD”) who is an Executive Vice President of Earthbound pursuant to which AD is entitled to a five percent (5%) commission on any royalties we receive under any new license agreements that he procures for us during the initial term of such license agreements. We are obligated to grant to AD 5-year warrants to purchase 12,500 shares of common stock at an exercise price of $5.00 per share, subject to the AD generating $0.5 million of accumulated royalties and an additional 5-year warrants to purchase 12,500 shares of common stock at an exercise price of $5.00 per share, subject to the AD generating $1.0 million of accumulated royalties. Additionally, AD shall be entitled to receive 5-year warrants to purchase 25,000 shares of common stock priced at the fair market value at the time of issuance, subject to AD generating $2.0 million of accumulated royalties. AD is the son of Jack Dweck, who is a 10% shareholder of the Company and has been granted observer rights related to the Company’s meetings of its board of directors. AD earned $2,555 in fees for the Current Quarter. Through March 31, 2012, AD has not earned any warrants.

Jones Texas, LLC

Ed Jones, a principal shareholder and chief executive officer of Jones Texas, LLC was appointed to the Company’s board of directors following the Merger, which appointment became effective on October 17, 2011. Jones Texas, LLC procured a license for the Company which the Company agreed to remit 15% of the license revenues for the initial term of the license. Jones Texas, LLC earned $750 in fees for the Current Quarter.

IM Ready-Made, LLC

The Company and IM Ready-Made, LLC had transactions between each other relating to the transitions of the Isaac Mizrahi Business from IM ready to the Company. In addition, IM Ready received payments in the 4th quarter 2011 and 1st quarter 2012 that related to periods after the Predecessor period. As of March 31, 2012 IM Ready owes the Company approximately $157,000 which is recorded in the ‘other current assets’ in the condensed balance sheet. IM Ready has agreed to reimburse the Company in full by October 1, 2012, including paying interest to the Company beginning April 1, 2012 at a rate equal to the Seller Note interest rate of 0.26%.

7.	Subsequent Events

On April 17, 2012, the Compensation Committee of Xcel Brands, Inc. (the “Company”), granted to the following executive officers and directors (the “Executive Grantees”) of the Company the number of shares of restricted Common Stock of the Company (the “Restricted Stock”) set forth opposite each person’s name:

Name	Number of Shares of Restricted Stock
Robert W. D’Loren	700,000
James F. Haran	150,000
Seth Burroughs	100,000
Marisa Gardini	75,000
Joseph Falco	75,000

The vesting date of the Restricted Stock granted to Mr. D’Loren, Mr. Haran, Mr. Burroughs and Ms. Gardini is November 15, 2012, provided, however, that each such Executive Grantee may extend the vesting date by six-month increments in his or her sole discretion. The vesting date of the Restricted Stock granted to Mr. Falco is May 15, 2014, provided, however, that Mr. Falco may extend the vesting date by six-month increments in his sole discretion.

Also, on April 17, 2012, the Compensation Committee granted 50,000 shares of Restricted Stock and options to purchase an aggregate of 75,000 shares of Common Stock (the “Options”) to four non-executive employees (the “Non-Executive Grantees”) of the Company. The exercise price per share of the Options is $3.00 per share, and 50% of the Options will vest on each of the first and second anniversaries of the grant date.

In addition, on May 1, 2012 Management granted options to purchase an aggregate of 31,500 shares of Common Stock (the “Employee Options”) to twenty-two non-executive employees (the “Employee Grantees”) of the Company. The exercise price per share of the Options is $3.00 per share and 50% of the Options will vest on each of the first and second anniversaries of the grant date.

The grants by the Company of Restricted Stock, Options and Employee Options were made pursuant to the Company’s 2011 Equity Incentive Plan (the “Plan”) and as such, no consideration was paid therefor by either, the Executive Grantees, the Non-Executive Grantees or Employee Grantees. Each grant of Restricted Stock, Options and Employee Options was made pursuant to a Restricted Stock Award Agreement or an Option Agreement, respectively, in each case entered into by and between the Company and the respective grantee. A summary of the material terms of the Plan is incorporated here by reference to the Company’s Annual Report on Form 10-K, filed with the Securities & Exchange Commission on March 30, 2012.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 . The statements that are not historical facts contained in this report are forward looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These risks are detailed in Risk Section of this Form 10-K. The words “believe”, “anticipate,” “expect”, “confident”, “project”, “provide”, “plan”, “likely”, “future”, “ongoing”, “intend”, may”, should”, would”, “could”,  “guidance” and similar expressions identify forward-looking statements

Overview

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

Summary of Critical Accounting Policies

Several of our accounting policies involve management judgments and estimates that could be significant. The policies with the greatest potential effect on our consolidated results of operations and financial position include the estimate of contingent obligations to IM Ready, based on our revenue performance. Due to our licensing model, we do not have any inventory risk and have reduced our operating risks, and can reasonably forecast revenues and plan expenditures based upon guaranteed royalty minimums and sales projections provided by our retail licensees.

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

Impairment losses are recognized for long-lived assets, including certain intangibles, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are not sufficient to recover the assets carrying amount. Impairment losses are measured by comparing the fair value of the assets to their carrying amount.  For the Current Quarter there was no impairment present for these long-lived assets.

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

Unaudited Pro-forma Consolidated Statement of Operations

The consolidated financial statements and related notes included elsewhere in this Form 10-Q are as of, or for, one of two periods, the Company (the “Successor”) that consists of the period January 1, 2012 through March 31, 2012 (the “Current Quarter” or the “Successor Period”) and of the Isaac Mizrahi Business (the “Predecessor”) for the period January 1, 2011 through March 31, 2011 (“Predecessor Period”). The Current Quarter results are compared with the Predecessor Period on an unaudited pro-forma basis (the “Prior Year Quarter”), as presented in the table below.

Xcel Brands, Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations and Pro-forma Statements of Operations of the Predecessor

	Successor	Predecessor
	Three Months ended March 31, 2012	Pro-forma Three Months ended March 31, 2011		Adjustments	Three Months ended March 31, 2011

Licensing & design revenues	$2,903,000	$2,895,000		$-	$2,895,000
Other operating income	11,000	-		-	-
Total revenues	2,914,000	2,895,000			2,895,000
Direct licensing costs	34,000	-		-	-
Net licensing & design revenues	2,880,000	2,895,000		-	2,895,000

Expenses:
Design and marketing	1,033,000	925,000		-	925,000
General and administrative	922,000	542,000		-	542,000
Depreciation and amortization	209,000	202,000	[1]	132,000	70,000
Stock based compensation	28,000	-		-	-
Total Expenses	2,192,000	1,669,000		132,000	1,537,000

Operating income (loss)	688,000	1,226,000		(132,000)	1,358,000

Finance costs
Interest expenses – term debt	286,000	286,000	[2]	286,000	-
Other interest and finance costs	257,000	257,000	[2]	257,000	-
Total finance costs	543,000	543,000		543,000	-

Net income (loss) before income tax provision	145,000	683,000		(675,000)	1,358,000

Income tax provision (benefit)	(17,000)	246,000	[3]	192,000	54,000

Net income (loss)	$162,000	$437,000		$(867,000)	$1,304,000

Earnings per Share
Basic	$.03	$.08
Diluted	$.02	$.07

Weighted average number of common shares outstanding:
Basic	5,810,180	5,743,319	[4]
Diluted	6,556,173	6,539,312	[5]

[1] This adjustment assumes the Company amortized intangible assets since January 1, 2011.

[2] This adjustment is designed to state interest expense and other finance costs as if acquisition of the Isaac Mizrahi Business and related financing occurred January 1, 2011.

[3] Income tax expense is adjusted to reflect an effective 36% income tax rate.

[4] The weighted average number of basic common shares presented on a pro-forma basis for the Prior Year Quarter is equal to the number of shares that were outstanding immediately after the acquisition of the Isaac Mizrahi Business.

[5] The weighted average number of common shares, on a diluted basis presented on a pro-forma basis for the Prior Year Quarter is equal to the number of shares that were outstanding immediately after the acquisition of the Isaac Mizrahi Business plus options and warrants that could be exercised into additional common shares measured at immediately after the acquisition of the Isaac Mizrahi Business.

Summary of operating results

The three months ended March 31, 2012 compared to the three months ended March 31, 2011 pro-forma.

Net Licensing and Other Revenue. Total revenues for the Current Quarter increased to $2,914,000 from $2,895,000 for the Prior Year Quarter.  In the Current Quarter, the increase in revenue was primarily related to a combined increase in our QVC business and Liz Claiborne business of $250,000 and revenue from other license agreements of $375,000. These increases were partly off-set by recognized revenues of $587,000 in the Prior Year Quarter from amortization of a one-time payment received by the Predecessor prior to 2011 and not recognized by the Successor. The Company incurred direct licensing costs of $34,000 during the Current Quarter whereby the Predecessor did not incur these costs in the Prior Year Quarter. The net result was a decrease in net licensing and design revenues by $15,000.

Operating Expenses. Operating expense totaled $2,192,000 in the Current Quarter compared to $1,669,000 in the Prior Year Quarter. The increase of approximately $523,000 was primarily driven by (i) an increase in general and administrative expenses of $380,000 mostly relating to executive management salaries and costs associated with being public, (ii) stock based compensation expense of $28,000 and (iii) an increase in design and marketing expenses of $108,000. Design and marketing cost as a percentage of net revenues increased slightly to 35% in the Current Quarter compared to 32% for the Prior year Quarter.

Operating Income. Operating income for the Current Quarter decreased to $688,000 compared to $1,226,000 for the Prior Year Quarter. This decrease in our operating income is primarily the result of the increase in operating expenses as noted above.

Interest and Finance Costs– Interest and finance costs remained even for the Current Quarter compared to the Prior Year Quarter, although on an actual basis the Predecessor had no interest or other finance costs.

Provision for income taxes - Income taxes were higher for the Prior Year Quarter by $263,000.  The Current Quarter inclusive of a deferred tax benefit of $22,000 has an effective tax rate of (12%), whereas the Prior Year Quarter has an effective tax rate of 36%.  The primary difference is The Current Quarter has a tax benefit from the effect of a state and local rate allocation change resulting in a (50%) adjustment to the effective tax rate by virtue of applying the rate differential to the opening net deferred tax liability.

Net Income. Our net income was $162,000 in the Current Quarter, compared to net income of $437,000 in the Prior Year Quarter, as a result of the factors discussed above.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund working capital needs, and to a lesser extent, capital expenditures. At March 31, 2012 our unrestricted cash and cash equivalents totaled $2,946,000.

Our term loan facility requires us to repay current interest quarterly at 8.5% per annum. Principal payments are not required until 2013.

We expect that existing cash and operating cash flows will be adequate to meet our operating needs, debt service obligations and capital expenditure needs for the next twelve months.  We are dependent on our licensees for all of our revenues, and there is no assurance that the licensees will perform as projected.

We also believe that cash from future operations as well as currently available cash will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future, including the debt service of the $13.5 million loan and making necessary upgrades to our infrastructure and technology.

At March 31, 2012 the working capital ratio (current assets to current liabilities) was 3.32 to 1.00.

Our business model does not require significant capital expenditures, nor does it require us to advance expenses such as inventory.  Although we are limited to $400,000 per year in capital expenditures under the loan agreement, we estimate that capital expenditures for the next twelve months will be less than this amount, including for upgrading technology and equipment and fixture needs and making necessary improvements to our leased premises.  Therefore, we do not believe that this covenant will restrict its expected operations.

The Predecessor - Prior to September 29, 2011 including the Prior Year Quarter, cash flow requirements for the Isaac Mizrahi Business were funded by IM Ready, and cash management functions were not performed at the Isaac Mizrahi Business level. The Isaac Mizrahi Business did not maintain a separate cash account and it is not possible to determine the cash flows directly attributable to the Isaac Mizrahi Business.

Operating Activities

Net cash provided by operating activities for the Current Quarter increased by approximately $289,000.  This increase in net cash for the Current Quarter was primarily due to Current Quarter net income of $162,000 and off-set by adjustments for non-cash items of $435,000 and partially off-set by a decrease in the net change in operating assets and liabilities of $308,000. There were no comparable results for the prior period.

Investing Activities

Net cash used in investing activities was $44,000 for the Current Quarter.   The Company reduced restricted cash by $175,000 by depositing this sum into a refundable security deposit with our landlord. The Company purchased equipment and fixtures of $44,000.   There were no comparable results for the prior period.

Financing Activities

Net cash used in financing activities was $17,000 for the Current Quarter.  The Company incurred expenses related to equity and recapitalization of $2,000. The Company made principal payments of $11,000 for installment debt obligation and $4,000 under its capital lease obligations.   There were no comparable results for the prior period.

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

ITEM 3. CONTROLS AND PROCEDURES

A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act are accumulated and communicated to management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") , as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of March 31, 2012, the date of that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act are recorded, processed, summarized and reported as and when required.

B. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

There were no changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. Risk Factors

We operate in a highly competitive industry that involves numerous known and unknown risks and uncertainties that could impact our operations. The risks described in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

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

Date: May 14, 2012	By:	/s/ Robert W D’Loren
Name: Robert W. D’Loren
Title: Chairman and Chief Executive Officer

	By:	/s/ James Haran
Name: James Haran
Title: Chief Financial Officer and Vice President

