Form 10-Q
period 2012-06-30
XCel Brands, Inc.
filed 2012-08-14
CIK 1083220

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

As of August 14, 2012, 7,517,387 shares of common stock, $.001 par value per share, of the issuer were outstanding.

XCEL BRANDS, INC.

Xcel Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$3,663,000	$2,718,000
Restricted cash	-	175,000
Accounts receivable	2,674,000	2,191,000
Prepaid expenses	236,000	401,000
Other current assets	79,000	85,000
Total current assets	6,652,000	5,570,000
Property and equipment:
Leasehold improvements, furniture & equipment	1,489,000	1,399,000
Less: accumulated depreciation	235,000	76,000
Total property and equipment	1,254,000	1,323,000
Other Assets:
Trademarks, goodwill and other intangibles, net	57,197,000	57,461,000
Deferred finance costs, net	506,000	591,000
Deposits	185,000	9,000
Total other assets	57,888,000	58,061,000
Total Assets	$65,794,000	$64,954,000

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$944,000	$878,000
Deferred royalty payments, net of long term portion	366,000	503,000
Other current liabilities	128,000	66,000
Current portion of long term debt	847,000	44,000
Total current liabilities	2,285,000	1,491,000
Long Term Liabilities:
Term loan, net of short term portion	11,786,000	12,344,000
Seller note	6,030,000	5,765,000
Installment debt obligation, net of short term portion	1,002,000	1,114,000
Contingent obligations - due to seller	17,765,000	17,765,000
Deferred tax liability	9,748,000	9,831,000
Other long term liabilities, less current portion	365,000	26,000
Total long term liabilities	46,696,000	46,845,000
Total Liabilities	48,981,000	48,336,000

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 25,000,000 shares authorized, 7,517,387 and 5,810,444 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	7,000	6,000
Paid in capital	19,290,000	17,904,000
Accumulated deficit	(2,484,000)	(1,292,000)
Total stockholders' equity	16,813,000	16,618,000

Total Liabilities and Stockholders' Equity	$65,794,000	$64,954,000

See Notes to Condensed Consolidated Interim Financial Statements

Xcel Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	Successor	Predecessor	Successor	Predecessor

Licensing revenue	$2,507,000	$2,619,000	$5,135,000	$5,239,000
Design and service fee income	368,000	275,000	654,000	550,000
Total revenues	2,875,000	2,894,000	5,789,000	5,789,000
Direct licensing costs	51,000	-	85,000	-
Net licensing and service fee revenue	2,824,000	2,894,000	5,704,000	5,789,000

Expenses
Design and marketing costs	1,183,000	923,000	2,216,000	1,848,000
General and administrative expenses	828,000	421,000	1,750,000	963,000
Stock based compensation	1,408,000	-	1,436,000	-
Depreciation and amortization	215,000	70,000	424,000	140,000
Total expenses	3,634,000	1,414,000	5,826,000	2,951,000

Operating income (loss)	(810,000)	1,480,000	(122,000)	2,838,000

Interest and finance costs
Interest expenses - debt	286,000	-	572,000	-
Other interest and finance charges	259,000	-	516,000	-
Total interest and finance costs	545,000	-	1,088,000	-

Income (loss) before income taxes	(1,355,000)	1,480,000	(1,210,000)	2,838,000

Provision (benefit) for income taxes	(1,000)	118,000	(18,000)	172,000

Net (loss) income	$(1,354,000)	$1,362,000	$(1,192,000)	$2,666,000

Earnings (loss) per share:
Basic and diluted	$(0.19)		$(0.19)

Weighted average number of common shares outstanding:
Basic & diluted	6,981,216		6,395,698

See Notes to Condensed Consolidated Interim Financial Statements

Xcel Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	Successor	Predecessor

Cash flows from operating activities
Net income (loss)	$(1,192,000)	$2,666,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	424,000	140,000
Amortization of deferred finance costs	62,000	-
Stock-based compensation	1,436,000	-
Amortization of seller note discount	264,000	-
Amortization of senior note discount	117,000	-
Deferred income tax provision	(82,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(483,000)	(90,000)
Prepaid expenses	95,000	150,000
Other assets	6,000	(15,000)
Accounts payable and accrued expenses	88,000	275,000
Royalty advances	184,000	(1,524,000)
Other liabilities	106,000	-
Net cash provided by operating activities	1,025,000	1,602,000

Cash flows from investing activities
Purchase of property and equipment	(91,000)	-
Increase in long term security deposit	(175,000)	-
Reduction of restricted cash	175,000	-
Net cash used in investing activities	(91,000)	-

Cash flows from financing activities
Member distributions	-	(1,630,000)
Proceeds from issuance of common stock	-	-
Payment of expenses related to equity & recapitalization	(3,000)	-
Reduction deferred finance costs	22,000	-
Repayment of lease obligation	(8,000)	-
Net cash provided by (used in) financing activities #	11,000	(1,630,000)

Net increase (decrease) in cash #	945,000	(28,000)

Cash and cash equivalents, beginning of period #	2,718,000	46,000

Cash and cash equivalents, end of period #	$3,663,000	$18,000

Supplemental disclosure of non-cash information
Warrants issued to Licensee	$23,000

Forfeiture of employee stock grants	$(2,000)

Supplemental disclosure of cash flow information,
Cash paid during the period for income taxes	$62,000
Cash paid during the period for interest	$606,000

See Notes to Condensed Consolidated Interim Financial Statements

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements

1.	NATURE OF OPERATIONS, BACKGROUND, BASIS OF PRESENTATION AND REVERSE ACQUISITION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Xcel Brands, Inc., (“Xcel”, the "Company", “we”, “us”, or “our”), all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months (“Current Quarter”) and six months (“Current Six Months”) ended June 30, 2012 are not necessarily indicative of the results that may be expected for a full fiscal year.

On September 29, 2011 (the “Acquisition Date”), the Company, formerly known as Net Fabrics Holdings, Inc. merged with Xcel Brands, Inc (“Old XCel”) and acquired from IM Ready-Made, LLC (“IM Ready”) certain assets and assumed certain obligations (the “Isaac Mizrah”) whereby the Isaac Mizrahi Business was deemed to be the Predecessor of the Company for financial statement presentation purposes. Accordingly, the accompanying financial statements designate periods preceding the Acquisition Date as relating to the Predecessor and all references to periods on and after September 29, 2011 shall be referred to as Successor.

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

All of the allocations and estimates in the accompanying Predecessor financial statements are based on assumptions that IM Ready and Xcel management (collectively “management”) believe are reasonable, and reasonably approximate the historical costs that the Isaac Mizrahi Business would have incurred as a separate entity. However, these allocations and estimates are not necessarily indicative of the costs and expenses that would have resulted if the Isaac Mizrahi Business had been operated as a separate entity. The allocation of expenses were made to comply with the guidance provided by Staff Accounting Bulletin Topic 1B1, “Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of another Entity”.

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

Contingent Obligations

Management will analyze and quantify the expected earn-out payments over the applicable pay-out period.  Management will assess no less frequently than each reporting period the status of contingent obligations and any expected changes in the fair market value of such contingent obligations.  Any change in the expected obligation will result in an expense or income recognized in the period in which it is determined fair market value of the carrying value has changed. There was no change in the contingent obligation for the six months ended June 30, 2012.

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

Significant Contracts

QVC Agreement

In connection with the Company’s agreement with QVC, Inc. (“QVC”) QVC is required to pay royalties based primarily on a percentage of QVC's net sales of Isaac Mizrahi branded merchandise. QVC royalty revenue represents a significant portion of the Company’s total revenues. Royalties from QVC totaled $1,900,000 and $1,650,000 for the Current Quarter and for the three months ended June 30, 2011 (the “Prior Year Quarter”), respectively, representing 66% and 57% of the Company’s total revenues, respectively. Royalties from QVC totaled $3,800,000 and $3,300,000 for the Current Six Months and for the six months ended June 30, 2011 (the “Prior Six Months”), respectively, representing 66% and 57% of the Company’s total revenues, respectively. As of June 30, 2012, the Company had a receivable from QVC in the amount of $1,900,000, representing 71% of the Company’s receivables. As of June 30, 2011, the Predecessor had a receivable from QVC in the amount of $1,650,000 representing 75% of the Predecessor’s receivables.

LC Agreement

In connection with the Company’s agreement with Liz Claiborne, Inc. (“LC”) (the “LCNY Agreement”) LC is required to pay the Company royalties based primarily on a percentage of royalties LC receives from QVC under a separate license agreement between LC and QVC. Revenues from the LCNY Agreement totaled $375,000 and $200,000 for the Current Quarter and the Prior Year Quarter, respectively, representing 13% and 7% of the Company’s total revenues. Revenues from the LCNY Agreement totaled $750,000 and $400,000 for the Current Six Months and the Prior Six Months, respectively, representing 13% and 7% of the Company’s total revenues. As of June 30, 2012, the Company had a receivable from LC in the amount of $753,000, representing 28% of the Company’s receivables. As of June 30, 2011, the Predecessor had a receivable from LC in the amount of $208,000 representing 11% of the Predecessor’s receivables.

LC/QVC Design fees

In connection with the Company’s design agreement with QVC for the term of the LCNY Agreement (the “Design Agreement”), QVC is required to pay certain design fees to the Company related to the Liz Claiborne New York brand.  Revenues from the Design Agreement totaled approximately $275,000 and $275,000 for the Current Quarter and the Prior Year Quarter, respectively, representing 10% and 10% of the Company’s total revenues. Revenues from the Design Agreement totaled approximately $550,000 and $550,000 for the Current Six Months and the Prior Six Months, respectively, representing 9% and 10% of the Company’s total revenues.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of a sale arrangement exists, delivery has occurred and services have been rendered, the sales price is fixed and determinable, and collectability is reasonably assured. The Company has two primary types of revenues: (i) royalties based on the sale of products by its licensees or other contractual partners, and (ii) service fees based on services provided. Revenues from royalties are recognized when earned, which includes guaranteed minimum royalties, if any, and additional revenues based on a percentage of defined sales by our licensees or other contractual partners for each period. Royalties exceeding the guaranteed minimum amounts are recognized as income during the period that corresponds to the licensee’s or partner’s sales.

Design and service fees are recorded and recognized in accordance with the terms and conditions of each service contract, including the Company meeting its obligations and providing the relevant services under each contract.  Generally, we record on a straight line basis each base fee as stated in each service agreement for the covered period and, if applicable, we recognize additional payments received that relate to a future period as deferred revenue, until service is provided or revenue is otherwise earned.

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718 by recognizing the fair value of stock-based compensation in the consolidated statement of operations.  The fair value of the Company’s stock option awards are estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of the Company’s stock grant awards is valued at the current value of the stock at the time of the grant. The fair value of stock-based awards is amortized over the vesting period of each respective award.  For stock-based awards that vest based on performance conditions (e.g. achievement of certain milestones), expense is recognized when it is probable that the condition will be met.

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

As of June 30, 2012, of the total potentially dilutive shares related to stock options and warrants, 921,251 were anti-dilutive and not included in the computation of diluted shares outstanding. For the three months and six months ended June 30, 2012, basic and diluted weighted average shares are the same. There are no comparative results for the prior year quarter.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

3. Trademarks, Goodwill and Other Intangibles

Trademarks, goodwill and other intangibles, net consist of the following:

		June 30, 2012		December 31, 2011
		(Unaudited)
	Estimated	Gross		Gross
	Lives in	Carrying	Accumulated	Carrying	Accumulated
	Years	Amount	Amortization	Amount	Amortization

Indefinite life trademarks	Indefinite	$44,500,000	$-	$44,500,000	$-
Goodwill	Indefinite	11,096,000	-	11,096,000	-
Licensing agreements	4	2,000,000	399,000	2,000,000	135,000
		$57,596,000	$399,000	$57,596,000	$135,000

Amortization expense for intangible assets for the Current Quarter and the Current Six Months was $132,000 and $264,000, respectively. The trademarks of Isaac Mizrahi and related goodwill have been determined to have an indefinite useful life and accordingly, consistent with ASC Topic 350, no amortization has been recorded in the Company's unaudited consolidated statement of operations. Instead, each of these intangible assets are tested for impairment, at least annually, on an individual basis as separate single units of accounting, with any related impairment charge recorded to the statement of operations at the time of determining such impairment.  Similarly, consistent with ASC 360, there was no impairment of the indefinite-lived trademarks.

4.  Debt

The Company’s net carrying amount of debt is comprised of the following:

	June 30,	December 31,
	2012	2011
	(Unaudited)
Term Note	$12,461,000	$12,344,000
Seller Note	6,030,000	5,765,000
Installment debt obligation	1,174,000	1,158,000
Contingent obligation – due to Seller	17,765,000	17,765,000
Other liabilities	365,000	26,000
Total	37,795,000	37,058,000
Current portion	847,000	44,000
Total long term liabilities	$36,948,000	$37,014,000

Term Loan

On September 29, 2011, IM Brands, LLC a wholly-owned subsidiary of the Company (“IM Brands”), entered into a five year senior secured facility (the “Loan”) with Midmarket Capital Partners, LLC (“MidMarket”) and Noteholders in the aggregate principal amount of $13,500,000. The Loan is secured by all of the assets of IM Brands and the Company’s membership interests in IM Brands.

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

Excess Cash Flow Sweep.   In addition to the Mandatory Prepayments described above, if for any fiscal year ending on or subsequent to December 31, 2012, there is excess cash flow (as defined in the Loan agreements) for such year, then on the payment date following the end of such year, IM Brands is required to make a principal payment on the Loan equal to the lesser of (i) 50% of the excess cash flow or (ii) the positive result of the unencumbered cash and cash equivalents of the Company minus the greater of (x) the Excess Liquidity required to be maintained by IM Brands and (y) $3,000,000. For the period ended June 30, 2012, there was no Excess Cash Flow Sweep payment due.

Lender Warrants. At the closing of the Loan, the Company issued to the Noteholders seven year warrants (the “Lender Warrants”) to purchase 364,428 shares of the Common Stock, representing 5% of the Common Stock outstanding as of the Closing Date on a fully diluted basis.  The warrants have an exercise price of $0.01 and contain a cashless exercise provision.  The Company granted to the holders of the Lender Warrants piggy-back registration rights with respect to the shares of Common Stock issuable upon exercise of the Lender Warrants.  The carrying value of the Term Loan has been reduced by the market value of the warrants, equal to $3.33 per share.  The Company used the black scholes method to determine valuation.  The amount of the original loan discount is $1,214,000, resulting in an initial net loan balance of $12,286,000.  The Term Loan balance as of June 30, 2012 is $12,461,000.

Financial Covenants .  So long as the Loan remains unpaid or unsatisfied, IM Brands shall not, and shall not permit any of its subsidiaries to, directly or indirectly:

1.	Minimum Liquidity . Permit Excess Liquidity to be less than the amount set forth below during each applicable period set forth below:

Fiscal Quarter	Excess Liquidity
September 29, 2011 through December 31, 2011	$1,500,000
January 1, 2012 through March 31, 2012	$1,750,000
April 1, 2012 through June 30, 2012	$2,250,000
July 1, 2012 through September 30, 2012	$2,750,000
October 1, 2012 through June 30, 2013	$3,000,000
July 1, 2013 through September 30, 2013	$3,250,000
October 1, 2013 through March 31, 2014	$3,500,000
April 1, 2014 through June 30, 2014	$3,750,000
July 1, 2014 and thereafter	$4,000,000

2.	Capital Expenditures . Permit the aggregate amount of Capital Expenditures to exceed $400,000 (whether or not financed) per year.

3.	Consolidated Fixed Charge Coverage Ratio . Permit the Consolidated Fixed Charge Coverage Ratio as of the end of each of the fiscal quarters ending on the dates (or for the periods) set forth for the period of four fiscal quarters ending on such dates (or for the periods) below to be less than the ratio set forth below opposite such period:

Minimum Fixed Charge
Trailing Four Fiscal Quarters Ending	Coverage Ratio
September 30, 2012 and December 31, 2012	1.90 to 1.00
March 31, 2013 and June 30, 2013	1.60 to 1.00
September 30, 2013, December 31, 2013, March 31, 2014, June 30, 2014 and September 30, 2014	1.50 to 1.00
December 31, 2014 and March 31, 2015	1.30 to 1.00
June 30, 2015 and thereafter	1.15 to 1.00

4.	Consolidated Total Leverage Ratio . Permit the Consolidated Total Leverage Ratio as of the end of each of the fiscal quarters ending on the dates (or for the periods) set forth for the period of four fiscal quarters ending on such dates (or for the periods) below to be greater than the ratio set forth below opposite such period:

Maximum
Consolidated
Trailing Four Fiscal Quarters Ending	Leverage Ratio
September 30, 2012 and December 31, 2012	3.50 to 1.00
March 31, 2013	3.30 to 1.00
June 30, 2013 and September 30, 2013	3.00 to 1.00
December 31, 2013	2.75 to 1.00
March 31, 2014	2.25 to 1.00
June 30, 2014 and thereafter	2.00 to 1.00

5.	Minimum Consolidated EBITDA . Permit Consolidated EBITDA as of the end of each of the fiscal quarters ending on the dates set forth for the period of four fiscal quarters ending on such dates below to be less than the amount set forth opposite such quarter in the table below; provided that for the fiscal quarters ended on December 31, 2011, March 31, 2012 and June 30, 2012, such periods shall be one fiscal quarter, two fiscal quarters and three fiscal quarters, respectively:

Fiscal Quarter	Consolidated EBITDA
December 31, 2011	$250,000
March 31, 2012	$1,250,000
June 30, 2012	$2,500,000
September 30, 2012	$4,000,000
December 31, 2012 and March 31, 2013	$4,250,000
June 30, 2013	$4,500,000
September 30, 2013	$4,750,000
December 31, 2013 and thereafter	$5,000,000

6.	Dividend Restrictions . Permit any cash dividends or any other equity distributions.

7.	Restricted Cash Payments . Permit any cash payments for the Seller Note or any contingent earn-out obligations.

As of June 30, 2012, the Company and IM Brands, LLC were in full compliance with all of the covenants under the Loan.

Seller Note

Pursuant to the Purchase Agreement, at the closing, the Company delivered to IM Ready a promissory note (the “Seller Note”) in the principal amount of $7,377,000.  The stated interest rate of the Seller Note is 0.25%.  Management has determined that this rate is below the Company’s expected borrowing rate, which is 9.25%.  Therefore, the Company has discounted the Seller Note by $1,740,000 using a 9.0%, imputed annual interest rate, resulting in a current value of $5,637,000.  In addition, the Company pre-paid $123,000 of interest on the Seller Note on the Closing Date.  The Seller Note balance at June 30, 2012 is $6,030,000.

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

Long Term Installment Obligations

Prior to the Acquisition Date, Earthbound, LLC (“Earthbound”) had certain rights and provided certain services to IM Ready related to the Isaac Mizrahi Business. Effective as of the Acquisition Date, IM Ready and Earthbound entered into the Services Agreement pursuant to which Earthbound provided transitional services to IM Ready prior to the Acquisition Date and for which Earthbound received from IM Ready $600,000 in cash on the Acquisition Date and IM Ready agreed to pay to Earthbound an additional payment of $1,500,000 (the “Future Payment”), with such amount payable over the next five years. The Company assumed the obligations related to the Future Payment from IM Ready upon its acquisition of the Isaac Mizrahi Business. The five-year obligation is non-interest bearing and the Company has discounted the amount of the installment obligation by a 9.25% imputed annual interest rate, resulting in an initial value of $1,132,000. The balance of the Installment Obligation at June 30, 2012 is $1,174,000.

Payments are due quarterly beginning March 2012.  Annual remaining payments are as follows:

Year Ending December 31,
2012	$113,000
2013	325,000
2014	325,000
2015	350,000
2016	350,000
Total	$1,463,000

Capitalized Lease Obligations

The Company assumed the obligations from the Seller under an equipment lease through February 2013.  The net discounted payments of the lease obligations are in excess of 90% of the fair market value (FMV) of the equipment.  The Company has capitalized the discounted lease payments by its imputed interest rate of 9.25%. The capital lease obligation balance at June 30, 2012 is $12,000.

5.           Stockholders’ Equity

2011 Equity Incentive Plan

The Company’s 2011 Equity Incentive Plan (the “Plan”) is designed and utilized to enable the Company to offer its employees, officers, directors, consultants and others whose past, present and/or potential contributions to the Company have been, are or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company. A total of 2,500,000 shares of common stock are eligible for issuance under the Plan. The Plan provides for the grant of any or all of the following types of awards: stock options, restricted stock, deferred stock, stock appreciation rights and other stock-based awards. The Plan is administered by the Board, or, at the Board's discretion, a committee of the Board. On October 17, 2011, the Company issued to the board 250,000 options.   33.33% vest immediately, 33.33% vest on the first anniversary of the grant and the 33.34% vest on the second anniversary of the grant.  On October 21, 2011 the Company issued to employees (non-management) 17,125 stock options and 17,125 restricted stock grants. The employee stock options and restricted stock grants vest 50% on the first anniversary of the grant and 50% vest on the second anniversary of the grant.

On April 17, 2012, the Company issued to management an aggregate of 1,100,000 restricted stock grants. The vesting date of 1,025,000 shares of restricted stock is November 15, 2012, provided, however, that each such grantee may extend the vesting date by six-month increments in his or her sole discretion. The vesting date of 37,500 shares of restricted stock is May 15, 2013, provided however, the executive may extend the vesting date by six-month increments in his sole discretion. The vesting date of 37,500 shares of restricted stock is May 15, 2014, provided however, the executive may extend the vesting date by six-month increments in his sole discretion.

Also, on April 17, 2012, the Company granted 50,000 shares of restricted stock to a non-executive employee. The vesting date of the 50,000 shares of restricted stock is November 15, 2012, provided however, the employee may extend the vesting date by six-month increments in her sole discretion.

On May 1, 2012, the Company granted options to purchase an aggregate of 105,500 shares of Common Stock (the “Options”) to non-executive employees of the Company. The exercise price per share of the Options is $3.00 per share, and 50% of the Options will vest on each of the first and second anniversaries of the grant date.

On June 1, 2012, the Company issued to non-management directors 138,335 restricted stock grants. The vesting date of 138,335 shares of restricted stock is December 1, 2012, provided, however, that each such grantee may extend the vesting date by six-month increments in his sole discretion.

On June 1, 2012, the Company issued to management 242,775 restricted stock grants. The vesting date of 242,775 shares of restricted stock is December 1, 2012, provided, however, that each such grantee may extend the vesting date by six-month increments in his sole discretion.

Also, on June 1, 2012, the Company granted 13,833 shares of restricted stock to a non-executive employee. The vesting date of the 13,833 shares of restricted stock is December 1, 2012, provided however, the employee may extend the vesting date by six-month increments in her sole discretion.

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

Options

		Weighted-Average
	Options	Exercise Price

Outstanding at December 31, 2011	267,701	$6.56
Granted	105,500	3.00
Canceled	-	-
Exercised	-	-
Expired/Forfeited	(500)	5.00
Outstanding at June 30, 2012	372,701	$5.55
Exercisable at June 30, 2012	83,076	$10.02

Compensation expense related to stock option grants for the Current Quarter and the Current Six Months was $18,000 and $29,000, respectively.  There was no compensation expense prior to the Successor period. An additional amount of $148,000 is expected to be expensed over a period of 22-months.

Warrants

		Weighted-Average
	Warrants	Exercise Price

Outstanding at December 31, 2011	1,219,543	$1.95
Granted	75,000	5.50
Canceled	-	-
Exercised	(162,500)	0.01
Expired/Forfeited	-	-
Outstanding at June 30, 2012	1,132,043	$2.47
Exercisable at June 30, 2012	1,032,043	$2.22

The Company values warrants issued to non-employees at the commitment date at the fair market value of the instruments issued, a measure which is more readily available than the fair market value of services rendered, using the Black-Scholes model. The fair market value of the instruments issued is expensed over the vesting period with the exception of warrants issued to the Company’s licensee, whereby these warrants reduce license revenue recognized by the Company related to such licensee over the initial 5-year term of the licensee agreement. The stock based compensation recorded for the Current Quarter and the Current Six Months is $11,000 and $22,000, respectively. An additional amount of $55,000 is expected to be expensed evenly over a period of 15 months. In addition, licensing revenues were reduced for the Current Quarter and the Current Six Months by $1,000 and $2,000, respectively. An additional amount of $20,000 is expected to off-set license revenues evenly over a period of 51-months. There was no compensation expense or reduction of licensed revenues prior to the Successor period.

The Company issued warrants to purchase 430,500 shares of common stock to investors as part of an equity offering in a private placement on September 29, 2011 (see the Company’s 8-K/A filed with the Securities and Exchange Commission on January 12, 2012 for details). Each warrant provides the holder with the right to purchase one share of common stock for $.01 per share. During the three months ended June 30, 2012, 162,500 shares were exercised. As of June 30, 2012 there were warrants to purchase 218,000 shares of common stock outstanding, which expire on September 29, 2016.

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

Restricted
Shares

Outstanding at December 31, 2011	17,125
Granted	1,544,943
Canceled	-
Vested	-
Expired/Forfeited	(500)
Outstanding at June 30, 2012	1,561,568

Compensation expense related to restricted stock grants for the Current Quarter and Current Six Months was $1,379,000 and $1,386,000, respectively. There was no compensation expense prior to the Successor period. An additional amount of $3,320,000 is is recorded as unamortized restricted stock and netted against additional paid in capital on the balance sheet of which  $3,129,000 is expected to be expensed the remainder of this year and an additional amount of $171,000 is expected to be expensed by May 15, 2014.

Shares Available Under the Company’s 2011 Equity Incentive Plan

At June 30, 2012, there were 566,307 shares of common stock available for issuance under the Company’s 2011 Equity Incentive Plan (the “Plan”).

Shares Reserved for Issuance

At June 30, 2012, there were 2,071,051 shares of common stock reserved for issuance under the Plan and outstanding warrants and stock options not covered under the Plan.

Dividends

The Company has not paid any dividends to date.

6.	Related Party Transactions

Todd Slater

On August 12, 2011, Old XCel entered into a one year agreement which was amended on October 4, 2011, with Todd Slater, who was appointed as a director of the Company commencing on October 17, 2011, for services related to the Company’s licensing strategy and introduction of potential licensees. During the term of the agreement or during the year following the expiration of the term of the agreement, if the Company enters into a license or distribution agreement with a licensee introduced by Mr. Slater, Mr. Slater will receive a commission equal to fifteen percent (15%) of all net royalties received by the Company during the first term of such agreement, payable within thirty days of receipt of the net royalties.  Mr. Slater earned $10,599 and $18,133 in fees for the Current Quarter and Current Six Months, respectively. (See Note 7 Subsequent Events).

Licensing Agent Agreement

On August 2, 2011, Old XCel entered into a licensing agent agreement with Adam Dweck (“AD”) who is an Executive Vice President of Earthbound pursuant to which AD is entitled to a five percent (5%) commission on any royalties we receive under any new license agreements that he procures for us during the initial term of such license agreements. We are obligated to grant to AD 5-year warrants to purchase 12,500 shares of common stock at an exercise price of $5.00 per share, subject to the AD generating $0.5 million of accumulated royalties and an additional 5-year warrants to purchase 12,500 shares of common stock at an exercise price of $5.00 per share, subject to the AD generating $1.0 million of accumulated royalties. Additionally, AD shall be entitled to receive 5-year warrants to purchase 25,000 shares of common stock priced at the fair market value at the time of issuance, subject to AD generating $2.0 million of accumulated royalties. AD is the son of Jack Dweck, who is a 10% shareholder of the Company and has been granted observer rights related to the Company’s meetings of its board of directors. AD earned $2,586 and $5,142 in fees for the Current Quarter and Current Six Months, respectively. Through June 30, 2012, AD has not earned any warrants.

Jones Texas, LLC

Ed Jones, a principal shareholder and chief executive officer of Jones Texas, LLC was appointed to the Company’s board of directors following the Acquisition Date, which appointment became effective on October 17, 2011. Jones Texas, LLC procured a license for the Company which the Company agreed to remit 15% of the license revenues for the initial term of the license. Jones Texas, LLC earned $750 and $1,500 in fees for the Current Quarter and Current Six Months, respectively.

IM Ready-Made, LLC

The Company and IM Ready-Made, LLC had transactions between each other relating to the transitions of the Isaac Mizrahi Business from IM Ready to the Company. In addition, IM Ready received payments in the 4 th quarter 2011 and 1 st quarter 2012 that related to periods after the Predecessor period. As of June 30, 2012 IM Ready owes the Company approximately $79,000 which is recorded in ‘other current assets’ on the condensed balance sheet. IM Ready has agreed to reimburse the Company in full by October 1, 2012, including paying interest to the Company beginning from April 1, 2012 at a rate equal to the Seller Note interest rate of 0.26% per annum.

7.	Subsequent Events

On July 10, 2012, XCel Brands, Inc. (the “Company”) and Todd Slater (“TS”), a director of the Company, entered into an amendment (the “Amendment”) to the agreement between the Company and TS related to the introduction of potential licensees by TS to the Company dated August 12, 2011 and amended on October 4, 2011. Pursuant to the Amendment, the Company agreed to pay to Mr. Slater $163,000 as payment in full for (i) the cancellation of all amounts which are or may otherwise become due or payable to Mr. Slater under the terms of the agreement for licensees already introduced to the Company by TS and which TS was entitled to fifteen percent (15%) of the revenues from such licensees under the agreement, and (ii) the assignment to the Company of all such amounts payable directly to Mr. Slater pursuant to such license agreements.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 . The statements that are not historical facts contained in this report are forward looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These risks are detailed in Risk Section of this Form 10-K. The words “believe”, “anticipate,” “expect”, “confident”, “project”, “provide”, “plan”, “likely”, “future”, “ongoing”, “intend”, “may”, “should”, “would”, “could”,  “guidance” and similar expressions identify forward-looking statements.

Overview

On September 29, 2011 (the “Closing Date”), the Company merged with Xcel Brands, Inc (“Old XCel”) and acquired the Isaac Mizrahi Business (collectively, the “Transaction”). The Company engages in the design, licensing, and marketing of the Isaac Mizrahi brand with a focus on a variety of product categories featuring the Isaac Mizrahi Brand.  The Company operates in a “working capital light” business model, licensing the Isaac Mizrahi Brands through its wholly-owned subsidiary IM Brands and generating royalty and design revenues through licensing and other agreements with wholesale manufacturers, sourcing and design companies, and retailers. Prior to our acquisition of the Isaac Mizrahi Business, the business was a division of IM Ready-Made, LLC (“IM Ready”).

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

Summary of operating results

The consolidated financial statements and related notes included elsewhere in this Form 10-Q are as of, or for, one of two periods, (i) the Company (the “Successor”) that consists of the period April 1, 2012 through June 30, 2012 (the “Current Quarter”) and the period January 1, 2012 through June 30, 2012 (the “Current Six Months”) or (individually or collectively the “Successor Period”) and of the Isaac Mizrahi Business (the “Predecessor”) for the period April 1, 2011 through June 30, 2011 and the period January 1, 2011 through June 30, 2011 (the individually or collectively the “Predecessor Period”).

The three months ended June 30, 2012 compared to the three months ended June 30, 2011 pro-forma.

The Current Quarter results are compared with the Predecessor Period of April 1, 2011 through June 30, 2011 on an unaudited pro-forma basis (the “Prior Year Quarter”), as presented in the table below.

Xcel Brands, Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations and Pro-forma Statements of Operations of the Predecessor

	Successor	Predecessor
		Pro-forma
	Three	Three			Three
	Months	Months			Months
	ended	ended			ended
	June 30,	June 30,			June 30,
	2012	2011		Adjustments	2011

Licensing revenues	$2,507,000	$2,619,000		$-	$2,619,000
Design and service fee income	368,000	275,000		-	275,000
Total revenues	2,875,000	2,894,000			2,894,000
Direct licensing costs	51,000	-		-	-
Net licensing & design revenues	2,824,000	2,894,000		-	2,894,000

Expenses:
Design and marketing	1,183,000	923,000		-	923,000
General and administrative	828,000	421,000		-	421,000
Depreciation and amortization	215,000	202,000	[1]	132,000	70,000
Stock based compensation	1,408,000	-		-	-
Total expenses	3,634,000	1,546,000		132,000	1,414,000

Operating income (loss)	(810,000)	1,348,000		(132,000)	1,480,000

Finance costs
Interest expenses – term debt	286,000	286,000	[2]	286,000	-
Other interest and finance costs	259,000	258,000	[2]	258,000	-
Total finance costs	545,000	544,000		544,000	-

Net income (loss) before income tax provision	(1,355,000)	804,000		(676,000)	1,480,000

Income tax provision (benefit)	(1,000)	306,000	[3]	188,000	118,000

Net income (loss)	$(1,354,000)	$498,000		$(864,000)	$1,362,000

Earnings per Share
Basic	$(0.19)	$.09
Diluted	$(0.19)	$.08

Weighted average number of common shares outstanding:
Basic	6,981,216	5,743,319	[4]
Diluted	6,981,216	6,539,312	[5]

[1] This adjustment assumes the Company amortized intangible assets since January 1, 2011.

[2] This adjustment is designed to state interest expense and other finance costs as if acquisition of the Isaac Mizrahi Business and related financing occurred January 1, 2011.

[3] Income tax expense is adjusted to reflect an effective 38% income tax rate.

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

Net Licensing and Service Fee Revenue. Total revenues for the Current Quarter remained flat at $2.9 million compared to the Prior Year Quarter.  Revenues of $587,000 recognized in the Prior Year Quarter from amortization of a one-time payment received by the Predecessor prior to 2011 not recognized by the Successor was off-set by increases in our QVC business and Liz Claiborne business in aggregate of $250,000, an increase from new license agreements of $227,000 and an increase in design and service fee income of $93,000. The Company incurred direct licensing costs of $51,000 during the Current Quarter whereby the Predecessor did not incur these costs in the Prior Year Quarter. The net result was a decrease in net licensing and service fee revenue by $70,000.

Operating Expenses. Operating expense totaled $3,634,000 in the Current Quarter compared to $1,546,000 in the Prior Year Quarter. The increase of approximately $2,088,000 was primarily driven by (i) an increase in general and administrative expenses of $407,000 mostly relating to executive management salaries and costs associated with being public, (ii) stock based compensation expense of $1,408,000 and (iii) an increase in design and marketing expenses of $260,000 mostly relating to costs associated with new license agreements.

Operating Income (loss). Operating income (loss) for the Current Quarter was ($810,000) compared to $1,348,000 for the Prior Year Quarter. This decrease in our operating income (loss) was primarily the result of the increase in operating expenses as noted above.

Interest and Finance Costs. Interest and finance costs remained even for the Current Quarter compared to the Prior Year Quarter, although on an actual basis the Predecessor had no interest or other finance costs.

Provision for income taxes. Income taxes were lower for the Current Quarter compared to the Prior Year Quarter by $307,000.  The Current Quarter income tax provision (benefit) is inclusive of a deferred tax benefit of $60,000 resulting in an effective tax rate of (0%), whereas the Prior Year Quarter has an effective tax rate of 38%.  The primary differences is the Current Quarter’s net income (loss) before income taxes is $1,774,000 lower than the Prior Year Quarter and the current deferred tax benefit has been reduced from the effect of a state and local rate allocation change resulting in a 38% adjustment to the effective tax rate by virtue of applying the rate differential to the opening net deferred tax liability. This adjustment off-sets the deferred tax benefit resulting in a 0% effective tax rate for the Current Quarter. The change in the Company’s state and local tax rate is based on the change in estimate of allocations between different taxing jurisdictions.

Net Income (loss) . Our net income (loss) was $(1,354,000) in the Current Quarter, compared to net income of $498,000 in the Prior Year Quarter, as a result of the factors discussed above.

The six months ended June 30, 2012 compared to the six months ended June 30, 2011 pro-forma.

The Current Six Months results are compared with the Predecessor Period of January 1, 2011 through June 30, 2011 on an unaudited pro-forma basis (the “Prior Six Months”), as presented in the table below.

Xcel Brands, Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations and Pro-forma Statements of Operations of the Predecessor

	Successor	Predecessor
		Pro-forma
	Six	Six			Six
	Months	Months			Months
	ended	ended			ended
	June 30,	June 30,			June 30,
	2012	2011		Adjustments	2011

Licensing revenues	$5,135,000	$5,239,000		$-	$5,239,000
Design and service fee income	654,000	550,000		-	550,000
Total revenues	5,789,000	5,789,000		-	5,789,000
Direct licensing costs	85,000	-		-	-
Net licensing & design revenues	5,704,000	5,789,000		-	5,789,000

Expenses:
Design and marketing	2,216,000	1,848,000		-	1,848,000
General and administrative	1,750,000	963,000		-	963,000
Depreciation and amortization	424,000	404,000	[1]	264,000	140,000
Stock based compensation	1,436,000	-		-	-
Total expenses	5,826,000	3,215,000		264,000	2,951,000

Operating income (loss)	(122,000)	2,574,000		(264,000)	2,838,000

Finance costs
Interest expenses – term debt	572,000	572,000	[2]	572,000	-
Other interest and finance costs	516,000	515,000	[2]	515,000	-
Total finance costs	1,088,000	1,087,000		1,087,000	-

Net income (loss) before income tax provision	(1,210,000)	1,487,000		(1,351,000)	2,838,000

Income tax provision (benefit)	(18,000)	567,000	[3]	395,000	172,000

Net income (loss)	$(1,192,000)	$920,000		$(1,746,000)	$2,666,000

Earnings per Share
Basic	$(0.19)	$.16
Diluted	$(0.19)	$.14

Weighted average number of common shares outstanding:
Basic	6,395,698	5,743,319	[4]
Diluted	6,395,698	6,539,312	[5]

[1] This adjustment assumes the Company amortized intangible assets since January 1, 2011.

[2] This adjustment is designed to state interest expense and other finance costs as if acquisition of the Isaac Mizrahi Business and related financing occurred January 1, 2011.

[3] Income tax expense is adjusted to reflect an effective 38% income tax rate.

[4] The weighted average number of basic common shares presented on a pro-forma basis for the Prior Six Months is equal to the number of shares that were outstanding immediately after the acquisition of the Isaac Mizrahi Business.

[5] The weighted average number of common shares, on a diluted basis presented on a pro-forma basis for the Prior Six Months is equal to the number of shares that were outstanding immediately after the acquisition of the Isaac Mizrahi Business plus options and warrants that could be exercised into additional common shares measured immediately after the acquisition of the Isaac Mizrahi Business.

Net Licensing and Other Revenue. Total revenues for the Current Six Months remained flat at $5.8 million compared to the Prior Six Months.  Revenues of $1,174,000 recognized in the Prior Six Months from amortization of a one-time payment received by the Predecessor prior to 2011 not recognized by the Successor was off-set by increases in our QVC business and Liz Claiborne business in aggregate of $500,000, an increase from new license agreements of $573,000 and an increase in design and service fee income of $103,000. The Company incurred direct licensing costs of $85,000 during the Current Six Months whereby the Predecessor did not incur these costs in the Prior Six Months. The net result was a decrease in net licensing and service fee revenue by $85,000.

Operating Expenses. Operating expense totaled $5,826,000 in the Current Six Months compared to $3,215,000 in the Prior Six Months. The increase of approximately $2,611,000 was primarily driven by (i) an increase in general and administrative expenses of $787,000 mostly relating to executive management salaries and costs associated with being public, (ii) stock based compensation expense of $1,436,000 and (iii) an increase in design and marketing expenses of $368,000 mostly relating to costs associated with new license agreements.

Operating Income (loss). Operating income (loss) for the Current Six Months was ($122,000) compared to $2,574,000 for the Prior Year Six Months. This decrease in our operating income was primarily the result of the increase in operating expenses as noted above.

Interest and Finance Costs. Interest and finance costs remained even for the Current Six Months compared to the Prior Year Six Months, although on an actual basis the Predecessor had no interest or other finance costs.

Provision for income taxes. Income taxes were lower for the Current Six Months compared to the Prior Six Months by $585,000.  The Current Six Months income tax provision (benefit) is inclusive of a deferred tax benefit of $82,000 resulting in an effective tax rate of (1.5%), whereas the Prior Six Months has an effective tax rate of 38%.  The primary differences is the Current Quarter’s net income (loss) before income taxes is $2,697,000 lower than the Prior Six Months and the current deferred tax benefit has been reduced from the effect of a state and local rate allocation change resulting in a 35% adjustment to the effective tax rate by virtue of applying the rate differential to the opening net deferred tax liability. This 35% adjustment together with an additional adjustment of 1.5% for permanent differences off-sets the deferred tax benefit resulting in a 1.5% effective tax rate for the Current Six Months. The change in the Company’s state and local tax rate is based on the change in estimate of allocations between different taxing jurisdictions.

Net Income (loss). Our net income (loss) was ($1,192,000) in the Current Six Months, compared to net income of $920,000 in the Prior Six Months, as a result of the factors discussed above.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund working capital needs, and to a lesser extent, capital expenditures. At June 30, 2012 our unrestricted cash and cash equivalents totaled $3,663,000.

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

Operating Activities

Net cash provided by operating activities for the Current Quarter increased by approximately $1 million.  This increase in net cash for the Current Quarter was primarily due to Current Six Month net loss of $1,192,000 and off-set by adjustments for non-cash items of $2,221,000. These adjustments consist of stock based compensation of $1,436,000, non-cash interest and other finance costs of $443,000, depreciation and amortization of $424,000, less deferred income tax provision of $82,000. The net change in operating assets and liabilities was ($4,000). There were no comparable results for the prior period.

Investing Activities

Net cash used in investing activities was $91,000 for the Current Quarter.   The Company reduced restricted cash by $175,000 by depositing this sum into a refundable security deposit with our landlord. The Company purchased equipment and fixtures of $91,000.   There were no comparable results for the prior period.

Financing Activities

Net cash provided by financing activities was $27,000 for the Current Quarter.   The Company received a refund of $22,000 for finance costs.  The Company made principal payments of $8,000 under its capital lease obligations and had a net increase of $16,000 in installment obligations. The Company incurred expenses related to equity and recapitalization of $3,000. There were no comparable results for the prior period.

Other Factors

We continue to seek to expand and diversify the types of licensed products being produced under the Isaac Mizrahi brand, as well as diversify the distribution channels within which licensed products are sold, in an effort to reduce dependence on any particular retailer, consumer or market sector. The success of our company, however, will still remain largely dependent on our ability to build and maintain brand awareness and contract with and retain key licensees and on our licensees’ ability to accurately predict upcoming fashion trends within their respective customer bases and fulfill the product requirements of their particular retail channels within the global marketplace. Unanticipated changes in consumer fashion preferences, slowdowns in the U.S. economy, changes in the prices of supplies, consolidation of retail establishments, and other factors noted in “Risk Factors,” could adversely affect our licensees’ ability to meet and/or exceed their contractual commitments to us and thereby adversely affect our future operating results.

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

ITEM 3. CONTROLS AND PROCEDURES

A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act are accumulated and communicated to management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of June 30, 2012, the date of that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act are recorded, processed, summarized and reported as and when required.

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

Date: August 14, 2012	By:	/s/ Robert W D’Loren
Name: Robert W. D’Loren
Title: Chairman and Chief Executive Officer

	By:	/s/ James Haran
Name: James Haran
Title: Chief Financial Officer and Vice President

