Form 10-Q/A
period 2012-06-30
XCel Brands, Inc.
filed 2012-08-29
CIK 1083220

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of August 29, 2012, 7,517,387 shares of common stock, $.001 par value per share, of the issuer were outstanding.

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for Xcel Brands, Inc. (the "Company") for the period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the "Form 10-Q"), is to furnish Exhibit 101 to the Form 10-Q within the 30-day grace period ascribed by Rule 405(a)(2) of Regulation S-T, applicable for the first quarterly period in which detailed footnote tagging is required.

This Amendment No. 1 does not otherwise change or update the disclosures set forth in the Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-Q.

Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

ITEM 5. EXHIBITS

(a)	Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO) (1)

31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO) (1)

32.1	Section 1350 Certification (CEO) (1)

32.2	Section 1350 Certification (CFO) (1)

101.INS	XBRL Instant Document

101.SCH	XBRL Taxanomy Extension Schema Document

101.CAL	XBRL Taxanomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxanomy Definition Linkbase Document

101.LAB	XBRL Taxanomy Label Linkbase Document

101.PRE	XBRL Taxanomy Presentation Linkbase Document

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 29, 2012	By:	/s/ Robert W D’Loren
Name: Robert W. D’Loren
Title: Chairman and Chief Executive Officer

	By:	/s/ James Haran
Name: James Haran
Title: Chief Financial Officer and Vice President