Form 10-Q
period 2012-09-30
XCel Brands, Inc.
filed 2012-11-19
CIK 1083220

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

As of November 16, 2012, 7,517,137 shares of common stock, $.001 par value per share, of the issuer were outstanding.

XCEL BRANDS, INC.

Part I Financial Information

Item 1. Financial Statements (Unaudited)

Xcel Brands, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$4,131,000	$2,718,000
Restricted cash	-	175,000
Accounts receivable, net	3,342,000	2,191,000
Prepaid expenses	415,000	401,000
Other current assets	69,000	85,000
Total current assets	7,957,000	5,570,000
Property and Equipment:
Leasehold improvements, furniture and equipment	1,509,000	1,399,000
Less: accumulated depreciation	320,000	76,000
Total property and equipment	1,189,000	1,323,000
Other Assets:
Trademarks, goodwill and other intangibles, net	58,804,000	59,200,000
Deferred finance costs, net	475,000	591,000
Other assets	314,000	9,000
Total other assets	59,593,000	59,800,000
Total Assets	$68,739,000	$66,693,000

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$912,000	$878,000
Deferred revenue, net of long-term portion	314,000	503,000
Other current liabilities	102,000	66,000
Current portion of long-term debt	1,374,000	44,000
Total current liabilities	2,702,000	1,491,000
Long-Term Liabilities:
Term loan, net of short-term portion	11,307,000	12,344,000
Seller note	6,166,000	5,765,000
Installment debt obligation, net of short-term portion	1,002,000	1,114,000
Contingent obligations - seller	17,766,000	17,765,000
Deferred tax liability	11,022,000	11,570,000
Other long-term liabilities, less current portion	372,000	26,000
Total long-term liabilities	47,635,000	48,584,000
Total Liabilities	50,337,000	50,075,000

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 25,000,000 shares authorized, 7,517,137 and 5,810,444 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	7,000	6,000
Paid-in capital	21,351,000	17,904,000
Accumulated deficit	(2,956,000)	(1,292,000)
Total stockholders' equity	18,402,000	16,618,000

Total Liabilities and Stockholders' Equity	$68,739,000	$66,693,000

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

Xcel Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended Sept. 30, 2012	For the period Sept. 29, 2011 to Sept. 30, 2011	For the period July 1, 2011 to Sept. 28, 2011	For the Nine Months Ended Sept. 30, 2012	For the period Sept. 29, 2011 to Sept. 30, 2011	For the period Jan. 1, 2011 to Sept. 28, 2011
	Successor	Successor	Predecessor	Successor	Successor	Predecessor

Licensing revenue	$2,854,000	$42,000	$2,672,000	$7,989,000	$42,000	$7,911,000
Design and service fee income	960,000	6,000	268,000	1,614,000	6,000	818,000
Total revenues	3,814,000	48,000	2,940,000	9,603,000	48,000	8,729,000
Direct licensing costs	89,000	-	-	174,000	-	-
Net licensing, design and service fee revenue	3,725,000	48,000	2,940,000	9,429,000	48,000	8,729,000

Expenses
Design and marketing costs	1,365,000	25,000	938,000	3,668,000	25,000	2,786,000
General and administrative expenses	2,570,000	792,000	421,000	5,669,000	792,000	1,384,000
Acquisition and due diligence costs	-	423,000	-	-	423,000
Depreciation and amortization	216,000	2,000	71,000	640,000	2,000	211,000
Total expenses	4,151,000	1,242,000	1,430,000	9,977,000	1,242,000	4,381,000

Operating income (loss)	(426,000)	(1,194,000)	1,510,000	(548,000)	(1,194,000)	4,348,000

Other expenses
Interest expense - debt	286,000	6,000	-	858,000	6,000	-
Other interest and finance charges	262,000	6,000	-	778,000	6,000	-
Total interest and finance costs	548,000	12,000	-	1,636,000	12,000	-

Income (loss) before income taxes	(974,000)	(1,206,000)	1,510,000	(2,184,000)	(1,206,000)	4,348,000

Income tax provision (benefit)	(502,000)	1,000	3,000	(520,000)	1,000	175,000

Net (loss) income	$(472,000)	$(1,207,000)	$1,507,000	$(1,664,000)	$(1,207,000)	$4,173,000

(Loss) per share:
Basic and diluted	$(0.06)	$(0.21)		$(0.25)	$(0.21)

Weighted average number of common shares outstanding:
Basic and diluted	7,517,151	5,743,319		6,772,244	5,743,319

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

Xcel Brands, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

	Common Stock		Paid - in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, January 1, 2012	5,810,444	$6,000	$17,904,000	$(1,292,000)	$16,618,000

Warrants issued in connection with licensing agreement			23,000		23,000

Direct costs relating to equity placement.			(3,000)		(3,000)

Compensation expense in connection with stock options and warrants to directors and management			85,000		85,000

Shares issued to employees and directors in connection with restricted stock grants	1,544,943	1,000	4,634,000		4,635,000

Unamortized portion of restricted stock			(1,291,000)		(1,291,000)

Shares issued on exercise of warrants	162,500	-	1,000		1,000

Forfeiture of prior stock grants	(750)	-	(2,000)		(2,000)

Net loss for the nine months ended September 30, 2012				(1,664,000)	(1,664,000)

Balances, September 30, 2012	7,517,137	$7,000	$21,351,000	$(2,956,000)	$18,402,000

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

Xcel Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended Sept. 30, 2012	For the period Sept. 29, 2011 to Sept. 30, 2011	For the period Jan. 1, 2011 to Sept. 28, 2011
	Successor	Successor	Predecessor

Cash flows from operating activities
Net income (loss)	$(1,664,000)	$(1,207,000)	$4,173,000
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation and amortization expense	640,000	2,000	211,000
Amortization of deferred finance costs	93,000	1,000	-
Stock-based compensation	3,479,000	747,000	-
Amortization of seller note discount	401,000	3,000	-
Amortization of senior note discount	176,000	-	-
Deferred income taxes	(548,000)	-	-
Changes in operating assets and liabilities:
Accounts receivable	(1,151,000)	(48,000)	(183,000)
Prepaid expenses	(172,000)	406,000	220,000
Other current assets	16,000	-	(32,000)
Accounts payables and accrued expenses	66,000	(649,000)	213,000
Royalty advances	131,000	-	(2,270,000)
Other liabilities	50,000	(160,000)	-
Net cash provided by (used in) operating activities	1,517,000	(905,000)	2,332,000

Cash flows from investing activities
Acquisition of Isaac Mizrahi Trademarks and related intangible property, and tangible property and equipment		(10,174,000)
Payment of assumed obligation of Seller		(1,500,000)
Purchase of property and equipment	(110,000)	-	-
Increase in long-term security deposit	(175,000)	-	-
Reduction of restricted cash	175,000	(175,000)	-
Net cash used in investing activities	(110,000)	(11,849,000)	-

Cash flows from financing activities
Member distributions		-	(2,147,000)
Proceeds from term loan		13,500,000
Proceeds from sale of common stock and warrants		4,305,000	-
Payment of expenses related to equity and recapitalization	(3,000)	(463,000)	-
(Payment) Refund of deferred finance costs	22,000	(460,000)	-
Repayment of lease obligation	(13,000)	-	-
Net cash provided by (used in) financing activities	6,000	16,882,000	(2,147,000)

Net increase in cash and cash equivalents	1,413,000	4,128,000	185,000

Cash and cash equivalents, beginning of period	2,718,000	-	46,000

Cash and cash equivalents, end of period	$4,131,000	$4,128,000	$231,000

Supplemental disclosure of non-cash information
Warrants issued to Licensee	$23,000

Forfeiture of employee stock grants	$(2,000)
Restricted stock grants to employees and directors	$4,635,000
Retrospective accounting adjustment increasing deferred tax liability and goodwill		$1,739,000
Value of common stock issued to Sellers as partial consideration in the acquisition of Isaac Mizrahi Business		$9,215,000
Value of common stock issued to Earthbound as partial consideration in the acquisition of Isaac Mizrahi Business		$3,155,000
Issuance of Seller Notes as partial consideration in the acquisition of Isaac Mizrahi Business (net of debt discount - see Note 5)		$5,637,000
Value of Warrants to purchase 364,428 of common stock for $.01 per share issued to Noteholders		$1,214,000
Contingent equity pay-out relating to acquisition of Isaac Mizrahi Business		$15,000,000
Contingent obligations relating to acquisition of Isaac Mizrahi Business		$2,765,000
Assumed Other Long Term liabilities as partial consideration of the Isaac Mizrahi Business		$1,132,000
Deferred tax liability relating to the net tax effect of the excess book value over tax basis of acquired intangible asset		$9,615,000
Deferred tax liability relating to the net tax effect of the Seller Note discount amount		$635,000
Value of equipment and software received from Earthbound		$71,000
Assumed capitalized lease obligation		$24,000

Supplemental disclosure of non-cash information

Supplemental disclosure of cash flow information,
Cash paid during the period for income taxes	$62,000	$-	$-
Cash paid during the period for interest	$916,000	$129,000	$175,000

See Notes to Condensed Consolidated Interim Financial Statements

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements

1.	NATURE OF OPERATIONS, BACKGROUND, BASIS OF PRESENTATION AND REVERSE ACQUISITION

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Xcel Brands, Inc., (“Xcel”, the "Company", “we”, “us”, or “our”), all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. The Condensed Consolidated Balance Sheet as of December 31, 2011 has been derived from audited consolidated financial statements. Operating results for the three months (“Current Quarter”) and nine months (“Current Nine Months”) ended September 30, 2012 are not necessarily indicative of the results that may be expected for a full fiscal year.

On September 29, 2011 (the “Acquisition Date”), the Company, formerly known as Net Fabrics Holdings, Inc. merged with Xcel Brands, Inc. (“Old XCel”) and acquired from IM Ready-Made, LLC (“IM Ready”) certain assets and assumed certain obligations (the “Isaac Mizrahi Business”) whereby the Isaac Mizrahi Business was deemed to be the Predecessor of the Company for financial statement presentation purposes. Accordingly, the accompanying financial statements designate periods preceding the Acquisition Date as relating to the Predecessor and all references to periods on and after September 29, 2011 shall be referred to as Successor.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 (“2011”), filed with the Securities and Exchange Commission on March 30, 2012.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Xcel Brands, Inc. and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

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

All of the allocations and estimates in the accompanying Predecessor financial statements are based on assumptions that IM Ready and Xcel management (collectively “management”) believe are reasonable, and reasonably approximate the historical costs that the Isaac Mizrahi Business would have incurred as a separate entity. However, these allocations and estimates are not necessarily indicative of the costs and expenses that would have resulted if the Isaac Mizrahi Business had been operated as a separate entity. The allocations of expenses were made to comply with the guidance provided by Staff Accounting Bulletin Topic 1B1, “Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of another Entity”.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results could be affected by those estimates.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, the carrying amounts approximate fair value due to the short-term maturities of these instruments.  The carrying value of the debt approximates fair value because the fixed interest rate approximates market rate.

Accounts Receivable

Accounts receivable represent amounts that are due to the Company by its licensees and other operating account debtors in the normal course of business. As of September 30, 2012 the Company has $3,342,000 of accounts receivables, net of allowance for doubtful accounts of $17,000, which is deemed sufficient by Management. The accounts receivable balance includes $333,000 of earned revenues that have been accrued but not billed as of September 30, 2012.

Trademarks, Goodwill and Other Intangible Assets

The Company follows Financial Accounting Standards Board Accounting Codification (“ASC Topic 350”) Intangibles, Goodwill, and Other. Under this standard, goodwill and indefinite lived assets are not amortized. The Company’s definite lived intangible assets are amortized over their estimated useful lives.

Under this standard, the Company annually has the option to first assess qualitatively whether it is more likely than not that there is an impairment. The Company completed its annual qualitative assessment of goodwill at December 31, 2011 and determined that no impairment charges were required.

Contingent Obligations

Management will analyze and quantify the expected earn-out payments over the applicable pay-out period.  Management will assess no less frequently than each reporting period the status of contingent obligations and any expected changes in the fair market value of such contingent obligations.  Any change in the expected obligation will result in an expense or income recognized in the period in which it is determined fair market value of the carrying value has changed. There was no change in the contingent obligation for the nine months ended September 30, 2012.

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

The Company has no unrecognized tax benefits as of September 30, 2012 and December 31, 2011. The Company’s U.S. Federal and state and local income tax returns are closed prior to fiscal year 2008 and management continually evaluates expiring statues of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

If applicable, the Company would recognize interest and penalties associated with tax matters as part of the income tax provision, and include accrued interest and penalties with accrued expenses in the condensed consolidated balance sheets.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of a sale arrangement exists, delivery has occurred and services have been rendered, the sales price is fixed and determinable, and collectability is reasonably assured. The Company has two primary types of revenues: (i) royalties based on the sale of products by its licensees or other contractual partners, and (ii) design and service fees based on services provided. Revenues from royalties are recognized when earned, which include guaranteed minimum royalties, if any, and additional revenues based on a percentage of defined sales by our licensees or other contractual partners for each period. Royalties exceeding the guaranteed minimum amounts are recognized as income during the period that corresponds to the licensees’ or partners’ sales.

Design and service fees are recorded and recognized in accordance with the terms and conditions of each service contract, including the Company meeting its obligations and providing the relevant services under each contract.  Generally, we record on a straight line basis, each base fee as stated in each service agreement for the covered period and, if applicable, we recognize additional payments received that relate to a future period as deferred revenue, until service is provided or revenue is otherwise earned.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718 by recognizing the fair value of stock-based compensation in the condensed consolidated statements of operations.  The fair value of the Company’s stock option awards are estimated using the Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of the Company’s stock grant awards is valued at the current value of the stock at the time of the grant. The fair value of stock-based awards is amortized over the vesting period of each respective award.  For stock-based awards that vest based on performance conditions (e.g. achievement of certain milestones), expense is recognized when it is probable that the condition will be met. Stock-based compensation expense is recognized as a component of Design and Marketing Expenses and General and Administrative in the Condensed Consolidated Statements of Operations.

Restricted Stock

Compensation cost for restricted stock is measured using the market price of the Company’s common stock at the date the common stock is granted. The compensation cost is recognized over the period between the issue date and the date any restrictions lapse.

Earnings per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of restricted stock-based awards and common shares issuable upon exercise of stock options and warrants. The difference between basic and diluted weighted-average common shares results from the assumption that all dilutive stock options outstanding were exercised and all convertible notes have been converted into common stock. Shares that may be issued for contingent obligations are excluded until all necessary conditions and other criteria are met.

As of September 30, 2012, of the total potentially dilutive shares related to stock options and warrants, 921,001 were anti-dilutive and not included in the computation of diluted shares outstanding. For the three months and nine months ended September 30, 2012, basic and diluted weighted average shares are the same. There are no comparative results for the prior year quarter.

Segment Reporting

The Company operates in one segment.

Recently Issued Accounting Standards

In July 2012, the FASB issued ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses, and distribution rights. The standard applies to all public, private, and not-for-profit organizations. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU No. 2012-02 is not expected to have a material impact on the Company’s results of operations or the Company’s consolidated financial position.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

3. Trademarks, Goodwill and Other Intangibles

Trademarks, goodwill and other intangibles, net consist of the following:

		September 30, 2012			December 31, 2011
		(Unaudited)
	Estimated	Gross			Gross
	Lives in	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Years	Amount	Amortization	Amount	Amount	Amortization	Amount

Indefinite life trademarks	Indefinite	$44,500,000	$-	$44,500,000	$44,500,000	$-	$44,500,000
Goodwill	Indefinite	12,835,000	-	12,835,000	12,835,000	-	12,835,000
Licensing agreements	4	2,000,000	531,000	1,469,000	2,000,000	135,000	1,865,000
		$59,335,000	$531,000	$58,804,000	$59,335,000	$135,000	$59,200,000

Amortization expense for intangible assets for the Current Quarter and the Current Nine Months was $132,000 and $396,000, respectively. The trademarks of Isaac Mizrahi and related goodwill have been determined to have an indefinite useful life and accordingly, consistent with ASC Topic 350, no amortization has been recorded in the Company's unaudited condensed consolidated statements of operations. Instead, each of these intangible assets are tested for impairment, at least annually, on an individual basis as separate single units of accounting, with any related impairment charge recorded to the condensed consolidated statements of operations at the time of determining such impairment.

In connection with the Isaac Mizrahi Business acquisition, the condensed consolidated balance sheet as of December 31, 2011 has been recast to include retrospective purchase accounting adjustments. The purchase accounting adjustments pertain to measurement period adjustments based on the final computation of the tax basis of the assets acquired in the Isaac Mizrahi Business acquisition, as well as a change in the allocation of revenues among state and local tax jurisdictions.

The effect on the condensed consolidated balance sheets at December 31, 2011, as a result of the recast, is an increase to goodwill of $1,739,000 to $12.8 million and an increase to the deferred tax liability, related to the acquired intangibles of $1,739,000. There is no effect on the condensed consolidated statements of cash flows or the condensed consolidated statements of operations for the Current Quarter, the Current Nine Months or the period September 29, 2011 to December 31, 2011.

4.  Significant Contracts

QVC Agreement

In connection with the Company’s agreement with QVC, Inc. (“QVC”), QVC is required to pay fees based primarily on a percentage of its QVC's net sales of Isaac Mizrahi branded merchandise. QVC royalty revenue represents a significant portion of the Company’s total revenues. Royalties from QVC totaled $1,900,000 and $1,650,000 for the Current Quarter and for the three months ended September 30, 2011 (the “Prior Year Quarter”), respectively, representing 50% and 55% of the Company’s total revenues, respectively. The Prior Year Quarter includes, on an aggregate basis, results of the Predecessor for the period July 1, 2011 through September 28, 2011 (the “Predecessor Prior Year Quarter”) and results of the Successor for the period September 29, 2011 through September 30, 2011 (the “Successor Prior Year Period”). Royalties for the Predecessor Prior Year Quarter and the Successor Prior Year Period were $1,614,000 and $36,000, respectively. Royalties from QVC totaled $5,700,000 and $4,950,000 for the Current Nine Months and for the nine months ended September 30, 2011 (the “Prior Year Nine Months”), respectively, representing 59% and 56% of the Company’s total revenues, respectively. The Prior Year Nine Months includes, on an aggregate basis, results of the Predecessor from the period January 1, 2011 through September 28, 2011 (the “Predecessor Prior Year Nine Months”) and results of the Successor for the period September 29, 2011 through September 30, 2011 (the “Successor Prior Year Period”). Royalties for the Predecessor Prior Year Nine Months and the Successor Prior Year Period were $4,914,000 and $36,000, respectively. As of September 30, 2012 and December 31, 2011, the Company had a receivable from QVC for each year in the amount of $1,900,000, representing 57% and 87% of the Company’s receivables, respectively.

LC Agreement

In connection with the Company’s agreement with Liz Claiborne, Inc. (“LC”) (the “LCNY Agreement”) LC is required to pay the Company royalties based primarily on a percentage of royalties LC receives from QVC under a separate license agreement between LC and QVC. Revenues from the LCNY Agreement totaled $458,000 and $313,000 for the Current Quarter and the Prior Year Quarter, respectively, representing 12% and 11% of the Company’s total revenues, respectively. Revenues for the Predecessor Prior Year Quarter and the Successor Prior Year Period were $307,000 and $6,000, respectively. Revenues from LCNY totaled $1,208,000 and $713,000 for the Current Nine Months and for the Prior Year Nine Months, respectively, representing 13% and 8% of the Company’s total revenues, respectively. Revenues for the Predecessor Prior Year Nine Months and the Successor Prior Year Period were $707,000 and $6,000, respectively. As of September 30, 2012 and December 31, 2011, the Company had a receivable from LCNY in the amount of $961,000 and $377,000, representing 29% and 17% of the Company’s receivables, respectively.

LC/QVC Design fees

In connection with the Company’s design agreement with QVC for the term of the LCNY Agreement (the “Design Agreement”), QVC is required to pay certain design fees to the Company related to the Liz Claiborne New York brand. Revenues from the Design Agreement totaled $275,000 and $275,000 for the Current Quarter and for the Prior Year Quarter, respectively, representing 7% and 9% of the Company’s total revenues, respectively. Revenues from the Design Agreement for the Predecessor Prior Year Quarter and the Successor Prior Year Period were $269,000 and $6,000, respectively. Revenues from the Design Agreement totaled $825,000 for each of the Current Nine Months and for the Prior Year Nine Months, representing 9% and 9% of the Company’s total revenues, respectively. Revenues for the Predecessor Prior Year Nine Months and the Successor Prior Year Period were $818,000 and $6,000, respectively.

5.  Long-Term Debt

The Company’s net carrying amount of long-term debt is comprised of the following:

	September 30,	December 31,
	2012	2011
	(Unaudited)
Term Loan	$12,520,000	$12,344,000
Seller Note	6,166,000	5,765,000
Installment debt obligation	1,163,000	1,158,000
Contingent obligation – due to Seller	17,766,000	17,765,000
Total	37,615,000	37,032,000
Current portion	1,374,000	44,000
Total long term liabilities	$36,241,000	$36,988,000

Term Loan

On September 29, 2011, IM Brands, LLC (“IM Brands”) a wholly-owned subsidiary of the Company, entered into a five-year senior secured facility (the “Loan”) with Midmarket Capital Partners, LLC (“MidMarket”) and Noteholders in the aggregate principal amount of $13,500,000. The Loan is secured by all of the assets of IM Brands and the Company’s membership interests in IM Brands.

The principal amount of the Loan is payable quarterly as follows:  0% until January 5, 2013, 2.5% on January 5, 2013 through October 5, 2013; 3.75% on January 5, 2014 through October 5, 2014; 6.25% on January 5, 2015 through October 5, 2015; 12.5% on January 5, 2016 through the maturity date, which is the date that is 5 years after the closing date.

Annual scheduled principal obligations are as follows:

Years Ending December 31,
2012	$-
2013	1,350,000
2014	2,025,000
2015	3,375,000
2016	6,750,000
Total	$13,500,000

The preceding table does not include Excess Cash Flow Sweep payments (detailed below). The interest rate on the loan is a fixed rate of 8.5%, payable in cash.

Optional Prepayment .  IM Brands may prepay the Loan in whole or in part in increments of $500,000, provided that IM Brands pays the following premiums in connection with the prepayment:

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

Excess Cash Flow Sweep.   In addition to the Mandatory Prepayments described above, if for any fiscal year ending on or subsequent to December 31, 2012, there is excess cash flow (as defined in the Loan Agreement) for such year, then on the payment date following the end of such year, IM Brands is required to make a principal payment on the Loan equal to the lesser of (i) 50% of the excess cash flow or (ii) the positive result of the unencumbered cash and cash equivalents of the Company minus the greater of (x) the Excess Liquidity, (as defined in the Loan Agreement) required to be maintained by IM Brands and (y) $3,000,000. For the period ended September 30, 2012, there was no Excess Cash Flow Sweep payment due, however the condensed consolidated balance sheet includes $200,000 in current liabilities as current portion of long term debt payable in April 2013.

Lender Warrants. At the closing of the Loan, the Company issued to the Noteholders seven-year warrants (the “Lender Warrants”) to purchase 364,428 shares of the Common Stock, representing 5% of the Common Stock outstanding as of the Closing Date on a fully diluted basis.  The warrants have an exercise price of $0.01 and contain a cashless exercise provision.  The Company granted to the holders of the Lender Warrants piggy-back registration rights with respect to the shares of Common Stock issuable upon exercise of the Lender Warrants.  The carrying value of the Term Loan has been reduced by the fair value of the warrants, equal to $3.33 per share.  The Company used the Black Scholes Method to determine valuation.  The amount of the original loan discount is $1,214,000, resulting in an initial net loan balance of $12,286,000. The original loan discount is being amortized over the five-year term of the loan. The Company recognized $59,000 and $176,000 of amortized interest expense included in the Unaudited Condensed Consolidated Statements of Operations for the Current Quarter ended and the Current Nine Months ended, respectively.  The Term Loan balance as of September 30, 2012 is $12,520,000.

Financial Covenants.  Provided that as the Loan remains unpaid or unsatisfied, IM Brands shall not, and shall not permit any of its subsidiaries to, directly or indirectly:

I	Minimum Liquidity. Permit Excess Liquidity (as defined in the Loan Agreement) to be less than the amount set forth below during each applicable period set forth below:

Fiscal Quarter	Excess Liquidity
September 29, 2011 through December 31, 2011	$1,500,000
January 1, 2012 through March 31, 2012	1,750,000
April 1, 2012 through June 30, 2012	2,250,000
July 1, 2012 through September 30, 2012	2,750,000
October 1, 2012 through June 30, 2013	3,000,000
July 1, 2013 through September 30, 2013	3,250,000
October 1, 2013 through March 31, 2014	3,500,000
April 1, 2014 through June 30, 2014	3,750,000
July 1, 2014 and thereafter	4,000,000

II	Capital Expenditures. Permit the aggregate amount of Capital Expenditures to exceed $400,000 (whether or not financed) per year.

III	Consolidated Fixed Charge Coverage Ratio. Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Loan Agreement) as of the end of each of the fiscal quarters ending on the dates (or for the periods) set forth for the period of four fiscal quarters ending on such dates (or for the periods) below to be less than the ratio set forth below opposite such period:

Minimum Fixed Charge
Trailing Four Fiscal Quarters Ending	Coverage Ratio
September 30, 2012 and December 31, 2012	1.90 to 1.00
March 31, 2013 and June 30, 2013	1.60 to 1.00
September 30, 2013, December 31, 2013, March 31, 2014, June 30, 2014 and September 30, 2014	1.50 to 1.00
December 31, 2014 and March 31, 2015	1.30 to 1.00
June 30, 2015 and thereafter	1.15 to 1.00

IV	Consolidated Total Leverage Ratio. Permit the Consolidated Total Leverage Ratio (as defined in the Loan Agreement) as of the end of each of the fiscal quarters ending on the dates (or for the periods) set forth for the period of four fiscal quarters ending on such dates (or for the periods) below to be greater than the ratio set forth below opposite such period:

Maximum
Consolidated
Trailing Four Fiscal Quarters Ending	Leverage Ratio
September 30, 2012 and December 31, 2012	3.50 to 1.00
March 31, 2013	3.30 to 1.00
June 30, 2013 and September 30, 2013	3.00 to 1.00
December 31, 2013	2.75 to 1.00
March 31, 2014	2.25 to 1.00
June 30, 2014 and thereafter	2.00 to 1.00

V	Minimum Consolidated EBITDA. Permit Consolidated EBITDA (as defined in the Loan Agreement) as of the end of each of the fiscal quarters ending on the dates set forth for the period of four fiscal quarters ending on such dates below to be less than the amount set forth opposite such quarter in the table below; provided that for the fiscal quarters ended on December 31, 2011, March 31, 2012 and June 30, 2012, such periods shall be one fiscal quarter, two fiscal quarters and three fiscal quarters, respectively:

Fiscal Quarter	Consolidated EBITDA
December 31, 2011	$250,000
March 31, 2012	1,250,000
June 30, 2012	2,500,000
September 30, 2012	4,000,000
December 31, 2012 and March 31, 2013	4,250,000
June 30, 2013	4,500,000
September 30, 2013	4,750,000
December 31, 2013 and thereafter	5,000,000

VI	Dividend Restrictions. Permit any cash dividends or any other equity distributions.

VII	Restricted Cash Payments. Permit any cash payments for the Seller Note or any contingent earn-out obligations.

As of September 30, 2012, the Company and IM Brands were in full compliance with all of the covenants under the Loan.

Seller Note

Pursuant to the Purchase Agreement, at the closing, the Company delivered to IM Ready an unsecured promissory note (the “Seller Note”) in the principal amount of $7,377,000.  The stated interest rate of the Seller Note is 0.25%.  Management has determined that this rate is below the Company’s expected borrowing rate, which is 9.25%.  Therefore, the Company has discounted the Seller Note by $1,740,000 using a 9.0%, imputed annual interest rate, resulting in an initial value of $5,637,000.  In addition, the Company pre-paid $123,000 of interest on the Seller Note on the Closing Date.  The Company recognized $137,000 and $401,000 of amortized interest expense included in the Unaudited Condensed Consolidated Statements of Operations for the Current Quarter and the Current Nine Months, respectively. The Seller Note balance at September 30, 2012 is $6,166,000.

The Seller Note initially matures three years from the Closing Date (the “Maturity Date”) subject to extension as described below (the date to which the maturity date of the Seller Note is extended is referred to as the “Subsequent Maturity Date”).  We have the right to pay the Seller Note at the Maturity Date in cash or, subject to the following conditions, in shares of Common Stock.  If we elect to repay the outstanding principal amount of the Seller Note on the Maturity Date by issuing shares of Common Stock, the number of shares issuable will be obtained by dividing the principal amount of the Seller Note then outstanding by the greater of (i) the fair value of the Common Stock on the Maturity Date and (ii) $4.50 subject to certain adjustments; provided, however, that if the fair value of the Common Stock is less than $4.50 as adjusted, IM Ready will have the option to extend the maturity of the Seller Note to the Subsequent Maturity Date, September 29, 2016. If the maturity date of the Seller Note is so extended, IM Ready will have the option to convert the Seller Note into Common Shares based on the greater of (i) the fair value of the Common Stock on the Subsequent Maturity Date and (ii) $4.50, subject to certain adjustments. If the maturity date of the Seller Note is extended, we will also have the option to repay the outstanding principal amount of the Seller Note on the Subsequent Maturity Date in cash or by issuing the number of shares of Common Stock obtained by dividing the principal amount of the Note outstanding on the Subsequent Maturity Date by the fair value of the Common Stock on the Maturity Date.  In addition, at any time the Seller Note is outstanding, we have the right to convert the Note, in whole or in part, into the number of shares of Common Stock obtained by dividing the principal amount to be converted by the fair value of the Common Stock at the time of the conversion, so long as the fair value of our Common Stock is at least $4.50.

Long Term Installment Obligations

Prior to the Acquisition Date, Earthbound, LLC (“Earthbound”) had certain rights and provided certain services to IM Ready related to the Isaac Mizrahi Business. Effective as of the Acquisition Date, IM Ready and Earthbound entered into the Services Agreement pursuant to which Earthbound provided transitional services to IM Ready prior to the Acquisition Date and for which Earthbound received from IM Ready $600,000 in cash on the Acquisition Date and IM Ready agreed to pay to Earthbound an additional payment of $1,500,000 (the “Future Payment”), with such amount payable over the next five years. The Company assumed the obligations related to the Future Payment from IM Ready upon its acquisition of the Isaac Mizrahi Business. The five-year unsecured obligation is non-interest bearing and the Company has discounted the amount of the installment obligation by a 9.25% imputed annual interest rate, resulting in an initial fair value of $1,132,000. The Company recognized $26,000 and $80,000 of amortized interest expense included in the Unaudited Condensed Consolidated Statements of Operations for the Current Quarter and the Current Nine Months, respectively. The balance of the Installment Obligation at September 30, 2012 is $1,163,000.

Payments commenced March 2012.  Annual gross remaining payments are as follows:

Year Ending December 31,
2012	$75,000
2013	325,000
2014	325,000
2015	350,000
2016	350,000
Total	$1,425,000

Contingent obligation – due to Seller

There was no change in the contingent obligation for the nine months ended September 30, 2012.

6.           Stockholders’ Equity

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

On October 21, 2011 the Company issued to employees (non-management) 17,125 stock options and 17,125 restricted stock grants. The employee stock options and restricted stock grants vest 50% on the first anniversary of the grant and 50% vest on the second anniversary of the grant.  Of these awards, 750 options and 750 restricted stock grants were forfeited, and reverted to, and are eligible for re-grant under the Plan.

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

Also, on April 17, 2012, the Company granted 50,000 shares of restricted stock to a non-executive employee. The vesting date of the 50,000 shares of restricted stock is November 15, 2012, provided however, the employee may extend the vesting date by nine-month increments in her sole discretion.

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

None of the above vesting dates subject to an extension provision have been extended by any of the recipients.

Licensee Warrants

As part of the terms and conditions of a certain license agreement effective October 1, 2011, the Company issued warrants to purchase 75,000 shares of common stock to a licensee having a fair value of $23,000.  The Warrants are exercisable in whole or in part, at an exercise price of $5.50 per share (“Exercise Price”).  The Warrants may be exercised at any time upon the election of the holder, beginning on January 23, 2012, the date of issuance, and ending on the fifth anniversary of the date of issuance.   Upon the expiration of the Warrant exercise period, the Warrants will expire and become void and worthless.

Stock Options

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Company's employee stock options have characteristics significantly different from those of traded options.

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

Options

		Weighted-Average
	Options	Exercise Price

Outstanding at January 1, 2012	267,125	$5.00
Granted	105,500	3.00
Canceled	-	-
Exercised	-	-
Expired/Forfeited	(750)	5.00
Outstanding at September 30, 2012	371,875	$4.43
Exercisable at September 30, 2012	82,500	$5.00
Shares expected to vest after September 30, 2012	289,375	$4.27

The preceding table does not include options to purchase 576 shares of Common Stock for $728 per share issued under the Company’s former equity plan. The Company does not expect to issue any equity awards under this plan.

Compensation expense related to stock option grants in connection with the licensing agreement for the Current Quarter and the Current Nine Months was $23,000 and $51,000, respectively.  There was no compensation expense prior to the Successor period. An additional amount of $124,000 is expected to be expensed over a period of 19-months.

Warrants

		Weighted-Average
	Warrants	Exercise Price

Outstanding at January 1, 2012	1,219,543	$1.95
Granted	75,000	5.50
Canceled	-	-
Exercised	(162,500)	0.01
Expired/Forfeited	-	-
Outstanding at September 30, 2012	1,132,043	$2.47
Exercisable at September 30, 2012	1,082,043	$2.35
Shares expected to vest after September 30, 2012	50,000	$5.00

The Company values warrants issued to non-employees at the commitment date at the fair value of the instruments issued, a measure which is more readily available than the fair value of services rendered, using the Black-Scholes model. The fair value of the instruments issued is expensed over the contractual period with the exception of warrants issued to the Company’s licensee, whereby these warrants reduce license revenue recognized by the Company related to such licensee over the initial 5-year term of the licensee agreement. The stock-based compensation recorded for the Current Quarter and the Current Nine Months is $11,000 and $33,000, respectively. An additional amount of $44,000 is expected to be expensed evenly over a period of 12 months. In addition, licensing revenues were reduced for the Current Quarter and the Current Nine Months by $1,000 and $3,000, respectively. An additional amount of $19,000 is expected to off-set license revenues evenly over a period of 48-months. There was no compensation expense or reduction of licensed revenues prior to the Successor period.

The Company issued warrants to purchase 430,500 shares of common stock to investors as part of an equity offering in a private placement on September 29, 2011 (see the Company’s 8-K/A filed with the Securities and Exchange Commission on January 12, 2012 for details). Each warrant provides the holder with the right to purchase one share of common stock for $.01 per share. During the nine months ended September 30, 2012, 162,500 shares were exercised. As of September 30, 2012 there were warrants to purchase 218,000 shares of common stock outstanding, which expire on September 29, 2016.

Restricted Stock

Compensation cost for restricted stock is measured as the excess, if any, of the market price of the Company’s stock at the date the common stock is issued over the amount the employee must pay to acquire the stock (which is generally zero). The compensation cost, net of projected forfeitures, is recognized over the period between the issue date and the date any restrictions lapse, with compensation cost for grants with a vesting schedule recognized on a straight-line basis over the requisite service period. The restrictions do not affect voting and dividend rights.

	Restricted Shares	Weighted-Average Grant Date - Fair Value

Outstanding at January 1, 2012	17,125	$3.34
Granted	1,544,943	$3.00
Canceled	-
Vested	-
Expired/Forfeited	(750)	$3.34
Outstanding at September 30, 2012	1,561,318	$3.00

Compensation expense related to restricted stock grants for the Current Quarter and Current Nine Months was $2,008,000 and $3,393,000, respectively. There was no compensation expense prior to the Successor period. An additional amount of $1,290,000 is recorded as unamortized restricted stock and netted against additional paid-in capital on the condensed consolidated balance sheet at September 30, 2012 of which $1,120,000 is expected to be expensed the remainder of this year and an additional amount of $170,000 is expected to be expensed by May 15, 2014.

Shares Available Under the Company’s 2011 Equity Incentive Plan

At September 30, 2012, there were 566,807 shares of common stock available for issuance under the Company’s 2011 Equity Incentive Plan (the “Plan”). See Note 9, Subsequent Events.

Shares Reserved for Issuance

At September 30, 2012, there were 2,071,301 shares of common stock reserved for issuance under the Plan and outstanding warrants and stock options not covered under the Plan.

Dividends

The Company has not paid any dividends to date.

7.	Income taxes

The significant components of net deferred tax liability of the Company consist of the following:

September 30, 2012
Deferred tax assets
Long term deferred revenue	$134,000
Stock based compensation	950,000
Accrued compensation and other	81,000
Total deferred tax assets	1,165,000

Deferred tax liability
Property and equipment	13,000
Basis difference arising from discounted note payable	490,000
Basis difference arising from intangible assets of acquisition	11,684,000
Total deferred tax liabilities	12,187,000
Net deferred tax liability	$11,022,000

See Note 3, Trademarks, Goodwill and Other Intangibles, for details relating to the purchase accounting adjustments pertaining to measurement period adjustments based on the final computation of the tax basis of the assets acquired in the Isaac Mizrahi Business acquisition, as well as a change in the allocation of revenue among state and local tax jurisdictions.

The effect on the condensed consolidated balance sheet at December 31, 2011, as a result of the recast, is an increase to the deferred tax liability, related to the acquired intangibles of $1,739,000. There is no effect on the condensed consolidated statements of cash flow or the condensed consolidated statements of operations for the period September 29, 2011 to December 31, 2011.

The Company’s effective income tax rate for the Current Quarter and Current Nine Months has been adjusted for differences between previous estimates and actual results.

The Company has unused Federal net operating loss (“NOL”) carryforward from December 31, 2011 of $277,000. As of September 30, 2012 the Company expects to have taxable income before a NOL deduction in excess of this amount. Therefore the related deferred tax asset has been reduced accordingly.

8.	Related Party Transactions

Todd Slater

On August 12, 2011, Old XCel entered into a one-year agreement which was amended on October 4, 2011, with Todd Slater, who was appointed as a director of the Company commencing on October 17, 2011, for services related to the Company’s licensing strategy and introduction of potential licensees. During the term of the agreement or during the year following the expiration of the term of the agreement, if the Company enters into a license or distribution agreement with a licensee introduced by Mr. Slater, Mr. Slater will receive a commission equal to fifteen percent (15%) of all net royalties received by the Company during the first term of such agreement, payable within thirty days of receipt of the net royalties.

On July 10, 2012, the Company and Mr. Slater, entered into an amendment (the “Amendment”) to the agreement. Pursuant to the Amendment, the Company paid to Mr. Slater $163,000 as payment in full for (i) the cancellation of all amounts which are or may otherwise become due or payable to Mr. Slater under the terms of the agreement for licensees already introduced to the Company by Mr. Slater and which Mr. Slater was entitled to fifteen percent (15%) of the revenues from such licensees under the agreement, and (ii) the assignment to the Company of all such amounts payable directly to Mr. Slater pursuant to such license agreements. The Company has capitalized this payment and shall amortize the expense in accordance with the revenue earned from the respective licensing agreements in which this payment was based upon.

In addition, Mr. Slater earned $10,599 and $18,133 in fees, separate from the buy-out payment above, during the Current Quarter and Current Nine Months, respectively.

Licensing Agent Agreement

On August 2, 2011, Old XCel entered into a licensing agent agreement with Adam Dweck (“AD”) who is an Executive Vice President of Earthbound pursuant to which he is entitled to a five percent (5%) commission on any royalties we receive under any new license agreements that he procures for us during the initial term of such license agreements. We are obligated to grant to AD 5-year warrants to purchase 12,500 shares of common stock at an exercise price of $5.00 per share, subject to AD generating $0.5 million of accumulated royalties and an additional 5-year warrants to purchase 12,500 shares of common stock at an exercise price of $5.00 per share, subject to AD generating $1.0 million of accumulated royalties. Additionally, AD shall be entitled to receive 5-year warrants to purchase 25,000 shares of common stock priced at the fair value at the time of issuance, subject to AD generating $2.0 million of accumulated royalties. AD is the son of Jack Dweck, who is a 5% stockholder of the Company and will become a Director of the Company on November 21, 2012. AD earned $3,340 and $8,482 in fees for the Current Quarter and Current Nine Months, respectively. Through September 30, 2012, AD has not earned any warrants.

Jones Texas, LLC

Ed Jones, a principal shareholder and chief executive officer of Jones Texas, LLC was appointed to the Company’s Board of Directors following the Acquisition Date, which appointment became effective on October 17, 2011. Jones Texas, LLC procured a license for the Company which the Company agreed to remit 15% of the license revenues for the initial term of the license. Jones Texas, LLC earned $750 and $2,250 in fees for the Current Quarter and Current Nine Months, respectively.

IM Ready-Made, LLC

The Company and IM Ready-Made, LLC had transactions between each other relating to the transitions of the Isaac Mizrahi Business from IM Ready to the Company. In addition, IM Ready received payments in the 4th calendar quarter 2011 and 1st calendar quarter 2012 that related to periods after the Predecessor period. As of September 30, 2012, IM Ready owes the Company approximately $68,000 which is recorded in ‘other current assets’ on the unaudited condensed consolidated balance sheets. IM Ready has agreed to reimburse the Company in full by December 31, 2012, including paying interest to the Company beginning from April 1, 2012 at a rate equal to the Seller Note interest rate of approximately 0.25% per annum.

9.	Subsequent Events

The Board of Directors and holders of a majority of the outstanding Common Stock have approved an amendment to the Plan to reserve an additional 2,500,000 shares of Common Stock to be issuable under the Plan (for a total of 5,000,000 shares of Common Stock to be so issuable) (the “Amended Plan”) upon the terms and conditions of the Amended Plan with respect to shares of Common Stock issuable upon exercise of options granted under the Amended Plan or grants of restricted stock or other stock-based awards under the Amended Plan, together with such additional number of shares that may be issued pursuant to anti-dilution provisions of the Amended Plan. On November 1, 2012 the Company mailed an information statement describing the action to the Company’s stockholders, and, as a result, the amendment to the Plan will become effective on November 21, 2012.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements that are not historical facts contained in this report are forward-looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks are detailed in Risk Section of this Form 10-K. The words “believe”, “anticipate,” “expect”, “confident”, “project”, “provide”, “plan”, “likely”, “future”, “ongoing”, “intend”, “may”, “should”, “would”, “could”,  “guidance” and similar expressions identify forward-looking statements.

Overview

On September 29, 2011 IM Brands, LLC (“IM Brands”) (the “Acquisition Date”), the Company merged with Xcel Brands, Inc. (“Old XCel”) and acquired the Isaac Mizrahi Business (collectively, the “Transaction”). The Company engages in the design, licensing, and marketing of the Isaac Mizrahi Brand with a focus on a variety of product categories featuring the Isaac Mizrahi Brand.  The Company operates in a “working capital light” business model, licensing the Isaac Mizrahi Brands through its wholly-owned subsidiary IM Brands and generating royalty and design revenues through licensing and other agreements with wholesale manufacturers, sourcing and design companies, and retailers. Prior to our acquisition of the Isaac Mizrahi Business, the business was a division of IM Ready-Made, LLC (“IM Ready”).

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

The Company accounts for stock-based compensation in accordance with ASC Topic 718 by recognizing the fair value of stock-based compensation in the condensed consolidated statements of operations.  The fair value of the Company’s stock option awards are estimated using the Black-Scholes option valuation model and restricted stock awards are valued at the fair value of the Company’s stock at the time of grant. The Black-Scholes model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of stock-based awards is amortized over the vesting period of the awards.  Stock-based compensation that relates to contract performance is amortized over the term of the corresponding contract. For stock-based awards that vest based on performance conditions (e.g. achievement of certain milestones), expense is recognized when it is probable that the condition will be met. Stock-based compensation expense is recognized as a component of Design and Marketing Expenses and General and Administrative in the Condensed Consolidated Statements of Operations.

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

Summary of Operating Results

The condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q are as of, or for the period July 1, 2012 through September 30, 2012 (the “Current Quarter”); the period January 1, 2012 through September 30, 2012 (the “Current Nine Months”); the period July 1, 2011 through September 30, 2011 (the “Prior Year Quarter”) which includes on an unaudited pro forma basis the aggregate results of the Predecessor for the period July 1, 2011 through September 28, 2011 (the “Predecessor Prior Year Quarter”) and results of the Company for the period September 29, 2011 through September 30, 2011 (the “Successor Prior Year Period”); the period January 1, 2011 through September 30, 2011 (the “Prior Year Nine Months”) which includes on an aggregate basis results of the Predecessor for the period January 1, 2011 through September 28, 2011 (the “Predecessor Prior Year Nine Months”) and results of the Company for the period September 29, 2011 through September 30, 2011 (the “Successor Prior Year Period”).

The Three Months Ended September 30, 2012 Compared to the Three Months ended September 30, 2011 Pro-forma.

The Current Quarter results are compared with the Prior Year Quarter (the Predecessor Prior Year Quarter of July 1, 2011 through September 28, 2011 and the Successor Prior Year Period of September 29, 2011 through September 30, 2011) on an unaudited pro-forma basis, as presented in the table below.

Xcel Brands, Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations and Pro-forma Statements of Operations of the Predecessor

	Successor				Successor	Predecessor
	3 Months Ended Sept. 30, 2012	Pro-forma 3 Months Ended Sept. 30, 2011 (1)		Adjustments	For the period Sept. 29, 2011 to Sept. 30, 2011	For the period July 1, 2011 to Sept. 28, 2011 (1)

Licensing revenue	$2,854,000	$2,714,000		$-	$42,000	$2,672,000
Design and service fee income	960,000	274,000		-	6,000	268,000
Total revenues	3,814,000	2,988,000		-	48,000	2,940,000
Direct licensing costs	89,000	-		-	-	-
Net licensing, design and service fee revenue	3,725,000	2,988,000		-	48,000	2,940,000

Expenses
Design and marketing costs	1,365,000	963,000		-	25,000	938,000
General and administrative expenses	2,570,000	1,213,000		-	792,000	421,000
Depreciation and amortization	216,000	204,000	(2)	131,000	2,000	71,000
Acquisition and due diligence costs	-	-	(3)	(423,000)	423,000	-
Total expenses	4,151,000	2,380,000		(292,000)	1,242,000	1,430,000

Operating income (loss)	(426,000)	608,000		292,000	(1,194,000)	1,510,000

Other expenses
Interest expenses - debt	286,000	287,000	(4)	281,000	6,000	-
Other interest and finance charges	262,000	260,000	(4)	254,000	6,000	-
Total other expenses	548,000	547,000		535,000	12,000	-

Income (loss) before income taxes	(974,000)	61,000		(243,000)	(1,206,000)	1,510,000

Income tax provision (benefit)	(502,000)	24,000	(5)	20,000	1,000	3,000

Net income (loss)	$(472,000)	$37,000		$(263,000)	$(1,207,000)	$1,507,000

EPS
Basic	$(0.06)	$0.01
Diluted		$0.01

Weighted average common shares
Basic	7,517,151	5,743,319	(6)
Diluted		6,539,312	(7)

Footnotes to the Unaudited Pro-forma Consolidated Statement of Operations

[1] The Current Quarter results are compared with the Prior Year Quarter (the Predecessor Prior Year Quarter of July 1, 2011 through September 28, 2011 and the Successor Prior Year Period of September 29, 2011 through September 30, 2011) on an unaudited pro-forma basis.

[2] This adjustment assumes the Company amortized intangible assets since January 1, 2011.

[3] This adjustment is designed to eliminate expenses that are not required in the operation of the business and non-recurring in nature.

[4] This adjustment is designed to state interest expense and other finance costs as if acquisition of the Isaac Mizrahi Business and related financing occurred July 1, 2011.

[5] Income tax expense is adjusted to reflect an effective 40% income tax rate.

[6] The weighted average number of basic common shares presented on a pro-forma basis for the Prior Year Quarter is equal to the number of shares that were outstanding immediately after the acquisition of the Isaac Mizrahi Business.

[7] The weighted average number of common shares, on a diluted basis presented on a pro-forma basis for the Prior Year Quarter is equal to the number of shares that were outstanding immediately after the acquisition of the Isaac Mizrahi Business plus options and warrants that could be exercised into additional common shares measured at immediately after the acquisition of the Isaac Mizrahi Business.

Net Licensing, Design and Service Fee Revenue. Total revenues for the Current Quarter increased by $826,000 to $3,814,000 compared to $2,988,000 in the Prior Year Quarter. Revenues for the Predecessor Prior Year Quarter and the Successor Prior Year Period were $2,940,000 and $48,000, respectively. Revenues from the Company’s interactive media business, consisting of Isaac Mizrahi and Liz Claiborne products sold through QVC and the internet increased by $225,000 over the Prior Year Quarter. Other licensing revenues were up by $489,000 over the Prior Year Quarter by virtue of the new licenses that commenced on or after September 30, 2011. Design and service fee income increased to $960,000 compared with the Prior Year Quarter of $274,000. Of the $960,000 of the Current Quarter’s design and service fee income, $675,000 was earned from a contract that totaled $1 million that we expect to meet all of our obligations and recognize all of the revenues by the end of this year. The combined increase stated above of $1,399,000 was partially off-set by $573,000 of licensing revenue recognized in the Prior Year Quarter from amortization of a one-time payment received by the Predecessor prior to 2011, and not recognized by the Company. The Company incurred direct licensing costs of $89,000 during the Current Quarter whereby the Predecessor did not incur these costs in the Prior Year Quarter. This resulted in an increase in net licensing and design and service fee revenue by $737,000.

Expenses. Expenses totaled $4,151,000 in the Current Quarter compared to $2,380,000 in the Prior Year Quarter. Design and marketing expenses increased to $1,365,000 from the Prior Year Quarter of $963,000. This increase was primarily related to the increase in compensation expenses, including $156,000 of stock-based compensation, and an increase in the interactive media business volume and expanded licensing business. General and administrative expenses increased by $1,357,000 to $2,570,000 from the Prior Year Quarter of $1,213,000, mostly relating to executive management compensation expense, including an increase of stock- based compensation expense of $1,070,000, and costs associated with being a public company. Depreciation and amortization increased slightly by $12,000.

Operating Income (loss). Operating income (loss) for the Current Quarter was ($426,000) compared to $608,000 for the Prior Year Quarter primarily as a result of the increase in stock-based compensation.

Interest and Finance Costs. Interest and finance costs remained even for the Current Quarter compared to the Prior Year Quarter, although on an actual basis the Predecessor had no interest or other finance costs.

Provision for Income Taxes. The effective income tax rate for the Current Quarter was approximately 52% resulting in a $502,000 income tax benefit. The effective income tax rate for the Prior Year Quarter was 40% which resulted in $24,000 of income tax expense.  The Current Quarter’s deferred tax benefit has been adjusted by 11% to account for differences of previous estimates and actual results.

Net Income (loss). Our net income (loss) was ($472,000) in the Current Quarter, compared to net income of $37,000 in the Prior Year Quarter, as a result of the factors discussed above.

The Nine Months ended September 30, 2012 Compared to the Nine Months ended September 30, 2011 Pro-forma.

The Current Nine Months results are compared with the Predecessor Prior Year Nine Months of January 1, 2011 through September 28, 2011 and the Successor Prior Year Period of September 29, 2011 through September 30, 2011 on an unaudited pro-forma basis (the “Prior Year Nine Months”), as presented in the table below.

Xcel Brands, Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations and Pro-forma Statements of Operations of the Predecessor

	Successor				Successor	Predecessor
	9 Months Ended Sept. 30, 2012	Pro-forma 9 Months Ended Sept. 30, 2011 (1)		Adjustments	For the period Sept. 29, 2011 to Sept. 30, 2011	For the period Jan. 1, 2011 to Sept. 28, 2011 (1)

Licensing revenue	$7,989,000	$7,953,000		$-	$42,000	$7,911,000
Design and service fee income	1,614,000	824,000		-	6,000	818,000
Total revenues	9,603,000	8,777,000		-	48,000	8,729,000
Direct licensing costs	174,000	-		-	-	-
Net licensing, design and service fee revenue	9,429,000	8,777,000		-	48,000	8,729,000

Expenses
Design and marketing costs	3,668,000	2,811,000		-	25,000	2,786,000
General and administrative expenses	5,669,000	2,176,000		-	792,000	1,384,000
Depreciation and amortization	640,000	608,000	(2)	395,000	2,000	211,000
Acquisition and due diligence costs	-	-	(3)	(423,000)	423,000	-
Total expenses	9,977,000	5,595,000		(28,000)	1,242,000	4,381,000

Operating income (loss)	(548,000)	3,182,000		28,000	(1,194,000)	4,348,000

Other expenses
Interest expenses - debt	858,000	861,000	(4)	855,000	6,000	-
Other interest and finance charges	778,000	780,000	(4)	774,000	6,000	-
Total other expenses	1,636,000	1,641,000		1,629,000	12,000	-

Income (loss) before income taxes	(2,184,000)	1,541,000		(1,601,000)	(1,206,000)	4,348,000

Income tax provision (benefit)	(520,000)	616,000	(5)	440,000	1,000	175,000

Net income (loss)	$(1,664,000)	$925,000		$(2,041,000)	$(1,207,000)	$4,173,000

EPS
Basic	$(0.25)	$0.16
Diluted		$0.14

Weighted average common shares
Basic	6,772,244	5,743,319	(6)
Diluted		6,539,312	(7)

Footnotes to the Unaudited Pro-forma Consolidated Statement of Operations

[1] The Current Nine Months results are compared with the Predecessor Prior Year Nine Months of January 1, 2011 through September 28, 2011 and the Successor Prior Year Period of September 29, 2011 through September 30, 2011 on an unaudited pro-forma basis

[2] This adjustment assumes the Company amortized intangible assets since January 1, 2011.

[3] This adjustment is designed to eliminate expenses that are not required in the operation of the business and non-recurring in nature.

[4] This adjustment is designed to state interest expense and other finance costs as if acquisition of the Isaac Mizrahi Business and related financing occurred January 1, 2011.

[5] Income tax expense is adjusted to reflect an effective 40% income tax rate.

[6] The weighted average number of basic common shares presented on a pro-forma basis for the Prior Nine Months is equal to the number of shares that were outstanding immediately after the acquisition of the Isaac Mizrahi Business.

[7] The weighted average number of common shares, on a diluted basis presented on a pro-forma basis for the Prior Nine Months is equal to the number of shares that were outstanding immediately after the acquisition of the Isaac Mizrahi Business plus options and warrants that could be exercised into additional common shares measured immediately after the acquisition of the Isaac Mizrahi Business.

Net Licensing and Service Fee Revenue. Total revenues for the Current Nine Months increased by $826,000 to $9,603,000 compared to $8,777,000 in the Prior Year Nine Months. Revenues for the Predecessor Prior Year Nine Months and the Successor Prior Year Period were $8,729,000 and $48,000, respectively. Revenues from the Company’s interactive media business, consisting of Isaac Mizrahi and Liz Claiborne products sold through QVC and the internet increased by $723,000 over the Prior Year Nine Months. Other licensing revenues were up by $1,061,000 over the Prior Year Nine Months by virtue of the new licenses that commenced on or after September 30, 2011. Design and service fee income increased to $1,614,000 compared with the Prior Year Nine Months of $824,000. Of the $1,614,000 of the Current Quarter’s design and service fee income, $775,000 was earned from a contract totaling $1 million that we expect to meet all of our obligations and will recognize all of the revenues by the end of this year. The combined increase stated above of $2,573,000 was partially off-set by $1,747,000 of licensing revenue recognized in the Prior Year Nine Months from amortization of a one-time payment received by the Predecessor prior to 2011. The Company incurred direct licensing costs of $174,000 during the Current Nine Months whereby the Predecessor did not incur these costs in the Prior Year Nine Months, which resulted in an increase in net licensing and design and service fee revenue by $652,000.

Expenses. Expenses totaled $9,977,000 in the Current Nine Months compared to $5,595,000 in the Prior Year Nine Months. Design and marketing expenses increased to $3,668,000 from the Prior Year Nine Months of $2,811,000. This increase was primarily related to the increase in compensation expenses, including $305,000 of stock-based compensation, and an increase in the interactive media business volume and expanded licensing business. General and administrative expenses increased by $3,493,000 to $5,669,000 from the Prior Year Nine Months of $2,176,000, mostly relating to executive management compensation expense, including an increase of stock-based compensation expense of $2,426,000, and costs associated with being a public company. Stock-based compensation expense of $3,479,000 increased by $2,732,000 compared with the Prior Year Nine Months of $747,000. Depreciation and amortization increased slightly by $32,000.

Operating Income (loss). Operating income (loss) for the Current Nine Months was ($548,000) compared to $3,182,000 for the Prior Year Nine Months primarily as a result of the increase in stock based compensation.

Interest and Finance Costs. Interest and finance costs remained even for the Current Nine Months compared to the Prior Year Nine Months, although on an actual basis the Predecessor had no interest or other finance costs.

Provision for Income Taxes. The effective income tax rate for the Current Nine Months was approximately 24% resulting in a $520,000 income tax benefit. The effective income tax rate for the Prior Year Quarter was 40% which resulted in $616,000 of income tax expense.  The Current Nine Month’s deferred tax benefit has been adjusted by 16.5% to account for differences of previous estimates and actual results. .

Net Income (loss). Our net income (loss) was ($1,664,000) in the Current Nine Months, compared to net income of $925,000 in the Prior Year Nine Months, as a result of the factors discussed above.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund working capital needs, and to a lesser extent, capital expenditures. At September 30, 2012 our unrestricted cash and cash equivalents totaled $4,131,000.

Our term loan facility requires us to repay current interest quarterly at 8.5% per annum. Principal payments are not required until 2013.

We expect that existing cash and operating cash flows will be adequate to meet our operating needs, debt service obligations and capital expenditure needs for the next twelve months.  We are dependent on our licensees for most of our revenues, and there is no assurance that the licensees will perform as projected.

We also believe that cash from future operations as well as currently available cash will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future, including the debt service of the $13.5 million loan and making necessary upgrades to our infrastructure and technology.

The Company’s Seller Note and Contingent Obligations are payable in stock and or cash, at the Company’s discretion. Payment of these obligations in stock would not affect the Company’s liquidity.

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

Operating Activities

Net cash provided by operating activities for the Current Nine Months approximated $1.5 million.  The Current Nine Month net loss of $1,664,000 was off-set by adjustments for non-cash items of $4,241,000. These adjustments consisted of stock-based compensation of $3,479,000, non-cash interest and other finance costs of $670,000, depreciation and amortization of $640,000, less deferred income tax (benefit) of $548,000. The net change in operating assets and liabilities was ($1,060,000). Net cash used in operating activities for the Successor Prior Year Period approximated $905,000.  The Successor Prior Year Period net loss of $1,207,000 was off-set by adjustments for non-cash items of $753,000. These adjustments consisted of stock-based compensation of $747,000, non-cash interest and other finance costs of $4,000, depreciation and amortization of $2,000. The net change in operating assets and liabilities was ($451,000).

Investing Activities

Net cash used in investing activities was $110,000 for the Current Nine Months.   The Company reduced restricted cash by $175,000 by depositing this sum into a refundable security deposit with our landlord. The Company purchased equipment and fixtures of $110,000.   Net cash used in investing activities for the Successor Prior Year Period was $11.8 million, primarily related to the acquisition of the Isaac Mizrahi Business.

Financing Activities

Net cash provided by financing activities was $6,000 for the Current Nine Months.   The Company received a refund of $22,000 for finance costs.  The Company made principal payments of $13,000 under its capital lease obligations and incurred expenses related to equity and recapitalization of $3,000. Net cash provided by in financing activities for the Successor Prior Year Period was $16.9 million, primarily related to the equity and term debt proceeds, less associated costs relating to the acquisition of the Isaac Mizrahi Business and recapitalization of the Company.

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

Income taxes

Our income tax provision (benefit) is based on an effective income tax rate, which is comprised of the federal statutory rate and a state and local tax rate, net of federal effect. Our state and local tax rate is affected by the location of earned revenue and certain incurred expenses in determining state and local income tax allocations. Accordingly, our state and local tax rate, net of federal effect may vary and could have a material impact on the fair value of our deferred tax assets and liabilities.

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

ITEM 3. CONTROLS AND PROCEDURES

A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act are accumulated and communicated to management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of September 30, 2012, the date of that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act are recorded, processed, summarized and reported as and when required.

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

Date: November 19, 2012	By:	/s/ Robert W. D’Loren
Name: Robert W. D’Loren
Title: Chairman and Chief Executive Officer

	By:	/s/ James Haran
Name: James Haran
Title: Chief Financial Officer and Vice President

