Form 10-K
period 2012-12-31
XCel Brands, Inc.
filed 2013-03-15
CIK 1083220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

 (Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

 1934

For the fiscal year ended: December 31, 2012

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

Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter. $11,902,137 based upon the average bid and asked price of such common stock on June 29, 2012.

The number of shares of the issuer’s common stock issued and outstanding as of March 15, 2013 was 7,339,979 shares.

Documents Incorporated By Reference: None

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, principally in the sections entitled “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements.  We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “ongoing,” “could,” “estimates,” “expects,” “intends,” “may,” “appears,” “suggests,” “future,” “likely,” “goal,” “plans,” “potential,” “projects,” “predicts,” “should,” “would,”, “guidance,” or “will” or the negative of these terms or other comparable terminology.  Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this Annual Report on Form 10-K, which may cause our or our industry’s actual results, levels of activity, performance or achievements to differ materially from future results expressed or implied by these forward-looking statements.  Moreover, we operate in a very competitive and rapidly changing environment.  New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.  All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

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

Item 1. Business

Corporate Background

Xcel Brands, Inc. (the “Company”) was incorporated on August 31, 1989 in the State of Delaware under the name Houston Operating Company. On April 19, 2005, we changed our name to NetFabric Holdings, Inc. and on September 29, 2011 we changed our name to Xcel Brands, Inc. On September 29, 2011 Xcel Brands, Inc., a privately held Delaware corporation (“Old XCel”), Netfabric Acquisition Corp., a Delaware corporation (“Acquisition Corp.”) and wholly-owned subsidiary of the Company, and certain stockholders of the Company entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) pursuant to which Acquisition Corp. was merged with and into Old XCel, with Old XCel surviving as a wholly-owned subsidiary of the Company (the “Merger”).

Also in connection with the Merger and related transactions, the Company acquired (i) the “Isaac Mizrahi” brands (including the trademarks and brands “Isaac Mizrahi New York”, “Isaac Mizrahi” and “IsaacMizrahiLIVE”) (collectively, the “IM Trademarks”), (ii) the license agreements related to the IM Trademarks including a license agreement with QVC, Inc. (“QVC”) (the “QVC Agreement”), (iii) design agreements with Fifth and Pacific Companies, Inc, formerly known as Liz Claiborne, Inc. (“FNP”) (the “LCNY Agreement”) and QVC (the “Design Agreement”) to design the “Liz Claiborne New York” brand for sale exclusively at QVC and (iv) computers, design software, and other assets related to the licensing and design of the IM Trademarks and the design of the Liz Claiborne New York brand (together with the IM Trademarks, the QVC Agreement, the LCNY Agreement, the Design Agreement, the “Isaac Mizrahi Business”).

Overview of the Business

The Company’s primary business is the design, licensing and marketing of the Isaac Mizrahi trademarks and brands, including “Isaac Mizrahi New York”, “Isaac Mizrahi”, “Isaac Mizrahi Jeans”, “M.” and “IsaacMizrahiLIVE” (the “Isaac Mizrahi Brands”) and the design business related to the Liz Claiborne New York brand (the “LCNY Brand”). The Company’s focus is on licensing its owned brands for promotion and distribution through an Omnichannel retail sales strategy including distribution through Direct-Response Television (i.e. QVC), the internet, and traditional bricks-and-mortar retail channels. The Company operates in a “working capital light” business model, licensing the Isaac Mizrahi Brands through its wholly-owned subsidiary IM Brands, LLC and generating royalty and design revenues through licensing and other agreements with wholesale manufacturers, sourcing and design companies, and retailers. The Company does not currently plan to manufacture products. By partnering with licensing partners who have significant expertise in designing, sourcing, and selling products through wholesale and retail distribution channels, the Company is able to focus on licensing its brands, providing design direction and in certain cases, product designs to its licensees, coordinating merchandising among its licensees, and marketing through social media marketing and other conventional means (advertising, public relations). This model minimizes the need for the Company to spend significant amounts in capital expenditures or inventory purchases related to its brands. The Company’s primary focus is on growing its licensing revenues related to the Isaac Mizrahi Brands and LCNY Brand, and also may open and operate its own retail stores. Separately, the Company in the future may acquire and/or enter into licensing agreements with other brands in order to leverage its licensing, design, and/or marketing expertise to grow its revenues through its Omnichannel retail sales strategy.

Licensing Business

Our licensing activities focus on three primary businesses: (i) licensing the “IsaacMizrahiLIVE” brand for distribution through Direct-Response Television (i.e. QVC); (ii) licensing the Isaac Mizrahi Brands (excluding the IsaacMizrahiLIVE brand) to wholesale manufacturers, sourcing and design companies, and retailers for promotion and distribution through the internet and traditional bricks-and-mortar retail channels, and (iii) managing and promoting the LCNY Brand for distribution through Direct-Response Television (i.e. QVC). By licensing the Isaac Mizrahi Brands across Direct-Response Television, the internet, and traditional bricks-and-mortar retail channels, we pursue an “Omnichannel” retail sales strategy for the brand by which we are able to reach our customers and promote sales through all channels of distribution.

In connection with such licensing activities, we provide design support to licensees of the Isaac Mizrahi Brands and LCNY Brand where required and coordinate merchandising and sales efforts between our various licensees in each case where appropriate. We also conduct traditional marketing, advertising, public relations, and social media marketing campaigns for the Isaac Mizrahi Brands, and coordinate such activities with our licensees.

QVC Licensing Agreement.  Through its wholly-owned subsidiary, IM Brands, the Company acquired a direct-to-retail license agreement with QVC that was entered into in January 2009 and amended and restated on September 29, 2011 in connection with the Company’s acquisition of the Isaac Mizrahi Brands (as amended, the “QVC Agreement”).  Pursuant to the QVC Agreement, IM Brands designs, and QVC sources and sells, various products under the “IsaacMizrahiLIVE” brand.  The IsaacMizrahiLIVE licensing program launched on QVC in 2010, and includes the sale of products across various categories including apparel, footwear, handbags, jewelry, accessories, kitchen, and home goods through QVC’s television media and related internet sites. While such sales have been primarily in the United States, we expect to grow sales in QVC’s international divisions, which currently include the United Kingdom, Italy, Germany, Japan and China.

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

In exchange for the rights granted to QVC pursuant to the QVC Agreement, QVC is obligated to pay to IM Brands, on a quarterly basis, royalty payments based upon the “Net Retail Sales” of IsaacMizrahiLIVE products and co-branded products.  Under the QVC Agreement, “Net Retail Sales” means the aggregate amount of all revenue generated through the sale of IsaacMizrahiLIVE products or co-branded products by QVC and its subsidiaries under the QVC Agreement, excluding freight, shipping and handling charges, customer returns, and sales, use or other taxes.

Notwithstanding IM Brands’ grant of worldwide promotion rights to QVC, IM Brands may, with the permission of QVC, sell any of the IsaacMizrahiLIVE products to “Prestige Retailers” or via “Company Media” in exchange for making reverse royalty payments to QVC based on the net retail sales of such products to Prestige Retailers or via Company Media.  Under the QVC Agreement, (i) “Prestige Retailers” refers to the stores and the respective internet websites of high-end Bricks and Mortar Retailers (companies whose primary means of deriving revenue is marketing and selling consumer products to end-users of such consumer products at a physical location) such as Neiman Marcus, Bloomingdales and Macy’s Department Stores, but excluding discount divisions of such companies and any mass merchants such as drugstores, warehouse stores and companies such as Sears, JC Penney, Target, Walmart and Kmart; and (ii) “Company Media” refers to “Isaac Mizrahi” and “Isaac Mizrahi New York”-branded bricks and mortar retail stores and internet websites, if any. The Company does not currently sell any of the IsaacMizrahiLIVE products through any of these distribution channels.

Under the QVC Agreement, IM Brands may also earn revenue from (i) the sale, license, consignment or any other form of distribution of any products, bearing, marketed in connection with or otherwise associated with IM Brands’ trademarks and brands (including the Isaac Mizrahi Brands) and/or (ii) the licensing of any and all intellectual property rights with respect to any and all products, including IsaacMizrahiLIVE products, bearing, marketed in connection with or otherwise associated with IM Brands’ trademarks and brands; provided that it pays specified portions of the revenues earned from the foregoing activities to QVC.

Under the QVC Agreement, IM Brands is restricted from selling products under the Isaac Mizrahi Brands or any of its other trademarks and brands (including the trademarks, copyrights, designs, logos and related intellectual property themselves) to Kmart, Wal-Mart, Sears Roebuck & Co., or a direct competitor of QVC (defined as any entity other than QVC, including HSN, Inc. and Value Vision Media, Inc., whose primary means of deriving revenue is the transmission of Direct-Response Television programs, including the Home Shopping Network, ShopNBC, America's Store and Shop at Home Network).  To the extent that brands or other products (other than those under the IM Trademarks) are held directly by the Company or any subsidiary of the Company other than IM Brands, however, such brands or products may be sold to any Direct-Response Television retailer or other competitor of QVC.

In addition to the foregoing, the QVC Agreement provided for QVC removing certain restrictions that it had on the IM Trademarks (aside from the “IsaacMizrahiLIVE” trademarks) prior to the Merger; the payment to QVC of certain amounts on the closing of the Merger and related transactions as satisfaction of certain amounts that IM Ready and Earthbound, LLC (“Earthbound”) owed to QVC; and QVC permitting the Company to promote its bricks-and-mortar collections on QVC’s television program subject to certain terms and restrictions. The Company also agreed to provide QVC with a key-man life insurance policy to provide payment to QVC in the event of a death of Isaac Mizrahi.

At the time of the acquisition of the Isaac Mizrahi Business, the QVC Agreement generated more than half of the Company’s total revenues.  For the year ended December 31, 2012 and the period September 29, 2011 to December 31, 2011, the QVC Agreement accounted for 59% and 67% of the total revenues of the Company, respectively. For the year ended December 31, 2011, that includes the period September 29, 2011 to December 31, 2011 (the “Successor Prior Year Period”) and the period January 1, 2011 to September 28, 2011 (the “Predecessor Prior Year Period”), the QVC Agreement accounted for 59% of revenues on an unaudited pro-forma basis.

Bricks-and-Mortar Licensing Agreements.  As of December 31, 2012, the Company had entered into over 40 additional licensing agreements related to the Isaac Mizrahi Brands for sales and distribution through the internet and traditional bricks-and-mortar retailers (the “Bricks-and-Mortar Licenses”) in various categories, including but not limited to Womens’ Footwear, Accessories, Apparel, Outerwear, and Bridal Gowns; Fragrance, Bath and Body; Jewelry; Home Products; Mens’ Apparel and Accessories; Childrens’ and Infant Apparel, Footwear and Accessories; and Electronics Cases and Accessories. The terms of the agreements generally range from three to six years with renewal options. Revenue from the Bricks-and-Mortar Licenses represented approximately 11% and 10% of the Company’s total revenues for the year ended December 31, 2012 and the period from September 29, 2011 to December 31, 2011, respectively.

The Company is also in negotiations and/or discussions with other potential licensees and partners to license and/or co-brand the Isaac Mizrahi Brands in additional categories. In certain cases, the Company has engaged licensing agents to assist in the procurement of such licenses for which IM Brands or our licensees pay such agents fees based upon a percentage of the net sales of licensed products by such licensees. While many of the new and proposed licensing agreements will likely require the Company to provide seasonal design guidance, most of our new and prospective licensing partners have their own design staff, and the Company therefore expects to have low incremental overhead related to expanding our licensing business. The Company will endeavor, where possible, to require licensees to provide guaranteed minimum royalties under their license agreements.

The Company’s licensees currently and/or plan to sell licensed products through bricks-and-mortar retailers, internet websites, and in certain cases will supply products to QVC for sale through its Direct-Response Television programs and/or through its internet website as a supplier under the QVC Agreement. Based upon the time required to design, market, and produce products for sale through these distribution channels, there were a limited number of licensees who initiated sales of licensed products under the Isaac Mizrahi Brands in 2012, primarily in the Fall 2012 season. However, based upon guaranteed minimum royalties required under many of the license agreements, the Company is able to recognize revenue related to the Bricks-and-Mortar Licenses prior to the sale of licensed products. As licensees who have started to sell licensed products continue to grow their sales, and sales of licensed products commence in new categories in 2013 and future years, the Company expects that its revenue from its Bricks-and-Mortar Licenses will transition from being based on its guaranteed minimum royalties to being based on actual sales of licensed products by its licensees. The Company also intends to enter into distribution agreements and/or licensing agreements with international partners through which its licensees can sell products under the Isaac Mizrahi Brands internationally.

LCNY Agreement.   Pursuant to the LCNY Agreement, the Company provides certain promotional services related to the LCNY Brand, rights to use Isaac Mizrahi name as creative director for the LCNY Brand, and design services to FNP for the LCNY Brand, which is sold exclusively through QVC. For the year ended December 31, 2011, that includes the Successor Prior Year Period and the Predecessor Prior Year Period, the LCNY Agreement accounted for 9% of revenues on an unaudited pro-forma basis.

Pursuant to the LCNY Agreement, Isaac Mizrahi or another spokesperson agreeable to the Company, QVC and FNP (any such person, the “Designer”), must be made available to act as creative director for the LCNY Brand and for print or other media campaigns (Isaac Mizrahi does not currently promote the products or line, but QVC and FNP may require that a Designer promote the products on QVC in the future).  As creative director, the Designer works with and directs a design staff employed by the Company, for which design services the Company is compensated under a separate agreement with QVC. The initial term of the LCNY Agreement lasts until July 31, 2013, after which the LCNY Agreement automatically renews for an initial renewal term through July 31, 2016 (the “Initial Renewal Term”), followed by four one-year renewal terms unless otherwise terminated by QVC.

The Company has absolute approval over any use of the Designer’s name and/or likeness, but it has otherwise granted to FNP all rights in any works (or contributions to works) comprised in design or advertising materials that are used in connection with products under the LCNY Brand, other than the trademark, name, image, or likeness of the Designer.  The Company has also granted to FNP the right to use the Designer’s name, signature, photograph, voice or other sound effects, likeness, personality, endorsement, biography and statements in connection with the design, manufacture, importation, distribution, sale, marketing and advertising in any media of the products under the LCNY Brand.  Additionally, FNP and QVC may use the Isaac Mizrahi name, image, or likeness to promote the role of the Company in the design of products under the LCNY Brand, but may not use the Isaac Mizrahi name, image or likeness as part of the Liz Claiborne New York label itself.  Under the LCNY Agreement, the Company has agreed that neither it nor the Designer may, directly or indirectly, associate or affiliate the Designer’s name or trademark with Wal-Mart, Kmart and Sears.

In consideration for the promotional and creative services, the rights to the designs created by the Company for the LCNY Brand, and all other rights provided by the Company to FNP pursuant to the LCNY Agreement, FNP is obligated to pay to the Company a percentage of the royalty revenues FNP receives from QVC (pursuant to a separate license agreement by and between FNP and QVC) for sale of products under the LCNY Brand through QVC-owned, -operated and -branded Direct-Response Television programs, website and retail stores, with the percentage equal to twenty-five percent (25%) of such royalties prior to July 31, 2013, and fifty percent (50%) of such royalties following July 31, 2013.  In the event that FNP uses the design and technical specifications of products for merchandise that is sold by FNP to international customers or through its own retail stores, the Company is entitled to additional royalty fees with respect to such merchandise to be agreed with FNP.  In addition to compensation to be paid by FNP to the Company as described above, FNP is also obligated to pay to the Company twenty-five percent (25%) of the royalty revenues FNP receives from Elizabeth Arden during the term of the LCNY Agreement for fragrance products bearing the LCNY Brand.  Finally, if FNP enters into any new licenses with respect to the LCNY Brand during the term of the LCNY Agreement, FNP has agreed to pay to the Company 25% of the royalty revenues FNP receives from such new licenses. For the year ended December 31, 2012 and the period September 29, 2011 to December 31, 2011, the LCNY Agreement accounted for 13% and 9% of the Company’s total revenues, respectively.

Design and Promotional Services

The Company provides design and other services to certain of its licensees, and in some cases, to select brands owned by third parties. In particular, the Company provides full design services to QVC for products sold under both the QVC Agreement and LCNY Agreement, including seasonal design guidance, product development and merchandising, product design and sample review and approvals through its in-house design organization, and provides limited design services to its Bricks-and-Mortar Licenses which may include seasonal design guidance (such as style guides) and/or print and pattern development, for which certain of our licensees pay us fixed fees for such services as determined in their agreement. In general with the exception of the QVC Agreement and LCNY Agreement, the design of products under our Bricks-and-Mortar Licenses is expected to be completed by the licensees. The Company may also provide design services to other companies and/or brands in the future.

In certain cases, the Company provides promotional services to other brands or companies, which may include the use of Isaac Mizrahi or the Isaac Mizrahi Brands for the promotion of such company or brands through the internet, television, or other digital content, print media or other marketing campaigns featuring, in-person appearances by Mr. Mizrahi, the development of limited collections of products (which may include co-branded products) for such company, or other services as determined on a case-by-case basis.

In order to provide the design services for the Isaac Mizrahi Business and under the LCNY Agreement, the Company employs a design team.  The Company may consider appropriate opportunities to leverage its resources to provide design services or other resources to selected brands that are not owned by the Company in the future.

Retail Stores

The Company may open and operate its own retail stores. This would provide the Company with a platform to present a common brand point of view for the Isaac Mizrahi brand. We would expect a retail store division to increase revenues and profitability.

Future Brands

The Company may acquire or enter into licensing, joint venture, or other agreements for brands in the future that it believes it may be able to generate revenues by leveraging its licensing, design, and/or marketing expertise. In the event the Company does decide to enter into a transaction with other brands, the Company will analyze such potential transactions for their growth potential, ability to sell products across platforms, fit with the Company’s existing business and the economic and strategic impact on the Company.  The Company would also seek to leverage its existing operational infrastructure to operate any acquired business or intellectual property, and may need to hire additional design, marketing or other personnel or incur additional expenses to operate the business. Each acquisition opportunity will be analyzed on a case-by-case basis.  Based on its current cash position, a transaction may require the Company to raise additional equity financing, which may be dilutive, or debt financing, which may impose operating restrictions on the Company, unless substantially all of the consideration paid for a transaction is paid through the issuance of capital stock or a note to the other party, or such transaction does not require any up-front capital to be paid to the other party.

Marketing

We believe that marketing is a critical element to maximize brand value to our licensees and the Company.  Therefore, we provide social media marketing and other marketing and public relations support for the Isaac Mizrahi Brands and LCNY Brand.

Given the Company’s Omnichannel retail sales strategy focusing on the sale of branded products through various distribution channels (including internet, Direct-Response Television, and traditional bricks-and-mortar Sales Channels, our marketing efforts currently focus on social media campaigns, appearances, and digital content in order to drive retail sales of product and consumer awareness across our various sales distribution channels. As such, our marketing is currently conducted primarily through (i) Twitter campaigns, (ii) Facebook campaigns, and (iii) blogs, videos, images (i.e. Instagram, Pinterest) and other internet content that are all updated regularly. Our efforts also include promoting Isaac Mizrahi as a brand and personality through various media including television (Project Runway All-Stars, Live with Kelly), design for performances, and other events. We also work with QVC to leverage QVC’s internet resources including discussion boards, Facebook and Twitter campaigns, and QVC’s website. In order to drive smartphone and tablet sales of IsaacMizrahiLIVE products, QVC has developed an application for the I-Phone and I-Pad to enable customers to browse and purchase products under the IsaacMizrahiLIVE brand, and we have entered into a partnership with and developed a smartphone application in collaboration with Aurasma through which we offer customers an augmented reality experience and the ability to access content that we develop related to the Isaac Mizrahi Brands.

Many of our licensees make an advertising and marketing contribution to IM Brands under their license agreements, and will use such monies to paymarketing-related expenses and further promote the Isaac Mizrahi Brands as we deem appropriate. Certain of the Bricks-and-Mortar Licenses may have requirements to, or such licensees may elect to, provide advertising or marketing for the IM Trademarks under their license agreements with IM Brands. If we acquire additional brands, we would seek to expand our marketing efforts to address the specific needs of such acquired brands.

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

Because the Company entered into the brand ownership, marketing, licensing and design business in 2011, and because many of its competitors have significantly more cash and revenues than it, the Company must work to differentiate itself from its direct and indirect competitors and successfully compete for market share with the brands it owns and for future acquisitions.  The Company believes that its management team (including its managers’ and directors’ historical track records and relationships within the industry) as well as its operating strategy of licensing brands with significant media presence in its Omnichannel retail sales strategy across Direct-Response Television, bricks-and-mortar and internet retail channels will help differentiate itself in an increasingly crowded competitive landscape.

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

Employees

As of December 31, 2012, we had 34 full-time employees and 1 part-time employee.

Government Regulation

We are subject to federal, state and local laws and regulations affecting our business, including those promulgated under the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the rules and regulations of the Consumer Products Safety Commission and various environmental laws and regulations. We believe that we are in compliance in all material respects with all applicable governmental regulations.

Item 1A.        Risk Factors

In addition to the other information contained herein or incorporated herein by reference, the risks and uncertainties and other factors described below could have a material adverse effect on our business, financial condition, results of operations and share price and could also cause our future business, financial condition and results of operations to differ materially from the results contemplated by any forward-looking statement we may make herein, in any other document we file with the SEC, or in any press release or other written or oral statement we may make. Please also see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Note Regarding Forward-Looking Statements" for additional risks and uncertainties applicable to us.

Risks Related to Our Business

We have a limited amount of cash to grow our operations.  If we cannot obtain additional sources of cash, our growth prospects and future profitability may be materially adversely affected and we may not be able to implement our business plan. Such additional financing may not be available on satisfactory terms or it may not be available when needed, or at all.

As of December 31, 2012, we had cash and cash equivalents of approximately $3.9 million.  Although we believe that our existing cash and our anticipated cash flow from operations will be sufficient to sustain our operations, at our current expense levels, for at least the following 12 months, we may require significant additional cash to expand our operations or acquire additional brands.  Our inability to finance our growth, either internally or externally, may limit our growth potential and our ability to execute our business strategy. If we issue securities to raise capital to finance operations and/or pay down debt, our existing stockholders may experience dilution or the new securities may have rights senior to those of our Common Stock.

We have a limited operating history and our historical operations were conducted as part of a larger, more diverse business.

Although the Isaac Mizrahi brand name has been an established brand for over 20 years, the QVC Agreement and LCNY Agreement relate to businesses at QVC that have been operating only since December 2009, and the Isaac Mizrahi Business was run by Isaac Mizrahi, our Chief Designer, and Marisa Gardini, our Executive Vice President of Strategic Planning prior to our acquisition of the Isaac Mizrahi Brands on September 29, 2011. Certain other members of our management performed consulting services for IM Ready, but were not responsible for its operations.   In addition, we have entered into additional licenses for the Isaac Mizrahi Brands, many such licensees have not yet sold licensed products under the Isaac Mizrahi Brands or have only started selling licensed products under the Isaac Mizrahi Brands in 2012.  Accordingly, the operating results of the Isaac Mizrahi Business are not necessarily indicative of the future and you should not place undue reliance on the Isaac Mizrahi Business’s past performance.

The failure of our licensees to adequately produce, market and sell products bearing our brand names in their license categories or to pay their obligations under their license agreements could result in a decline in our results of operations and impact our ability to service our debt obligations.

Our revenues are dependent on payments made to us under our licensing agreements. Although the licensing agreements for our brands typically require the advance payment to us of a portion of the licensing fees and in many cases provide for guaranteed minimum royalty payments to us, the failure of our licensees to satisfy their obligations under these agreements or their inability to operate successfully or at all, could result in their breach and/or the early termination of such agreements, their non-renewal of such agreements or our decision to amend such agreements to reduce the guaranteed minimums or sales royalties due thereunder, thereby eliminating some or all of that stream of revenue. Moreover, during the terms of the license agreements, we are substantially dependent upon the abilities of our licensees to maintain the quality and marketability of the products bearing our trademarks, as their failure to do so could materially tarnish our brands, thereby harming our future growth and prospects. In addition, the failure of our licensees to meet their production, manufacturing and distribution requirements could cause a decline in their sales and potentially decrease the amount of royalty payments (over and above the guaranteed minimums) due to us. A weak economy or softness in the apparel and retail sectors could exacerbate this risk. This, in turn, could decrease our potential revenues. Moreover, the concurrent failure by several of our material licensees to meet their financial obligations to us could jeopardize our ability to meet the debt service coverage ratios required in connection with our debt facility or facilities.  Further, this failure may impact our ability to make required payments with respect to such indebtedness.  The failure to meet such debt service coverage ratios or to make such required payments may give the lenders thereunder the right to foreclose on the Company’s trademarks, license agreements, and other related assets securing such notes.

Our business is dependent on continued market acceptance of the Isaac Mizrahi Brand and any future brands we acquire and the products of our licensees.

Although many of our licensees guarantee minimum net sales and minimum royalties to us, many of our licensees are not yet selling licensed products or currently have limited distribution of licensed products and a failure of our brands or of products bearing our brands to achieve or maintain market acceptance could cause a reduction of our licensing revenues and could further cause existing licensees not to renew their agreements. Such failure could also cause the devaluation of our trademarks, which are our primary assets, making it more difficult for us to renew our current licenses upon their expiration or enter into new or additional licenses for our trademarks. In addition, if such devaluation of our trademarks were to occur, a material impairment in the carrying value of one or more of our trademarks could also occur and be charged as an expense to our operating results. Continued market acceptance of the Isaac Mizrahi Brand and our licensees’ products, as well as market acceptance of any future products bearing any future brands we acquire, is subject to a high degree of uncertainty, made more so by constantly changing consumer tastes and preferences. Creating and maintaining market acceptance of our licensees’ products and creating market acceptance of new products and categories of products bearing our marks may require substantial marketing efforts, which may, from time to time, also include our expenditure of significant additional funds to keep pace with changing consumer demands, which funds we may or may not have available to spend. Additional marketing efforts and expenditures may not, however, result in either increased market acceptance of, or additional licenses for, our trademarks or increased market acceptance, or sales, of our licensees’ products. Furthermore, while we believe that we currently maintain sufficient control over the products our licensees’ produce under our brand names through the provision of trend direction and our right to preview and approve a majority of such products, including their presentation and packaging, we do not actually design or manufacture all of the products bearing our marks and therefore have more limited control over such products’ quality and design than a traditional product manufacturer might have.

Our debt obligations could impair our liquidity and financial condition, and in the event we are unable to meet our debt obligations we could lose title to our trademarks and/or other assets.

We entered into a five-year senior secured term facility (the “Loan”) with MidMarket pursuant to which we incurred $13.5 million principal amount of senior secured term debt.  In addition, we issued to IM Ready a note in the principal amount of $7,377,432, subject to adjustment as set forth herein (the “Seller Note”) and our ability to pay the Seller Note in shares of our common stock, and have a contingent obligation of $2.8 million that is likely to be owed to IM Ready in September 2014 payable in cash or shares of our common stock.  The Company may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions, subject to limited exceptions.  The Loan also requires us to repay the principal loan balance from net cash proceeds received by the Company, IM Brands or any subsidiary in excess of $1,000,000 from the sale of equity securities to the extent such proceeds are not used to fund the purchase price, costs or expenses of a potential acquisition. Our debt obligations:

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

While we believe that by virtue of the guaranteed minimum and percentage royalty payments due to us under certain of our licenses, we will generate sufficient revenues from our licensing operations to satisfy our obligations for the foreseeable future, in the event that we were to fail in the future to make any required payment under agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in those agreements, we would be in default regarding that indebtedness and the lenders could declare such indebtedness to be immediately due and payable.  A debt default could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under all or a portion of our consolidated indebtedness, or a renegotiation of our Loan with more onerous terms and/or additional equity dilution. It may also enable our senior lender or lenders to foreclose on the Company’s and IM Brands’ assets and/or our membership interests in IM Brands, which currently constitutes substantially all of intangible assets.

We expect to achieve growth based upon our plans to expand the Isaac Mizrahi Business. If we fail to manage our expected future growth, our business and operating results could be harmed.

We project growth in the Isaac Mizrahi Business based upon growing the business of our bricks-and-mortar licensees for the Isaac Mizrahi Brands, engaging additional bricks-and-mortar licensees or partners for the Isaac Mizrahi Brands as well as projected growth of the IsaacMizrahiLIVE business with QVC, and we project to grow the LCNY Business on QVC.  We may also evaluate and pursue appropriate opportunities with other brands (including acquiring and/or entering into licensing and/or design agreements with such brands) to the extent we believe that such opportunities would be in the best interests of our company and our stockholders.

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

Also, there can be no assurance that we will be able to achieve and sustain meaningful growth. Our growth may be limited by a number of factors including increased competition among branded products at bricks-and-mortar, internet, and direct-response retailers, decreased airtime on QVC, competition for retail license and brand acquisitions, insufficient capitalization for future transactions.

If we are unable to identify and successfully acquire additional trademarks, our growth may be limited, and, even if additional trademarks are acquired, we may not realize anticipated benefits due to integration or licensing difficulties.

While the Company’s focus is on growing the Isaac Mizrahi Brands and LCNY Brand, the Company may seek to acquire additional intellectual property. We will continue to explore new acquisitions. However, as our competitors continue to pursue a brand management model, acquisitions may become more expensive and suitable acquisition candidates could become more difficult to find. In addition, even if we successfully acquire additional intellectual property or the rights to use additional intellectual property, we may not be able to achieve or maintain profitability levels that justify our investment in, or realize planned benefits with respect to, those additional brands.

Although we will seek to temper our acquisition risks by following acquisition guidelines relating to the purchase price and valuation, projected returns, existing strength of the brand, its diversification benefits to us, its potential licensing scale and creditworthiness of licensee base, acquisitions, whether they be of additional intellectual property assets or of the companies that own them, entail numerous risks, any of which could detrimentally affect our results of operations and/or the value of our equity. These risks include, among others:

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

Because of the intense competition within our existing and potential bricks-and-mortar licensees’ markets and the strength of some of their competitors, we and our licensees may not be able to continue to compete successfully.

We expect our existing and future bricks-and-mortar licenses to relate to products in the apparel, fashion accessories, footwear, beauty and fragrance, home products and décor, pet products, fabrics and yarns, and other consumer industries, in which our bricks-and-mortar licensees face intense competition, including from our other brands and licensees. In general, competitive factors include quality, price, style, name recognition and service. In addition, various fads and the limited availability of shelf space could affect competition for our licensees’ products. Many of our bricks-and-mortar licensees’ competitors have greater financial, distribution, marketing and other resources than our bricks-and-mortar licensees and have achieved significant name recognition for their brand names. Our licensees may be unable to successfully compete in the markets for their products, and we may not be able to continue to compete successfully with respect to our licensing arrangements.

If our competition for licenses increases, or any of our current licensees elect not to renew their licenses or renew on term less favorable than today, our growth plans could be slowed.

We may face increasing competition in the future for licenses as other companies owning brands may decide to enter into licensing arrangements with licensees, retailers or interactive media companies similar to the ones we currently have in place. Furthermore, our current or potential licensees may decide to develop or purchase brands rather than renew or enter into license agreements with us. In addition, this increased competition could result in lower sales of products offered by our licensees under our brands. If our competition for licenses increases, it may take us longer to procure additional licenses which could slow our growth rate.

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

We own, through our wholly-owned subsidiary, IM Brands, U.S. federal trademark registrations and foreign trademark registrations for our Isaac Mizrahi Brands that are vital to the success and further growth of our business and which we believe have significant value. We will monitor, on an ongoing basis, unauthorized filings of our trademarks and imitations thereof, and rely primarily upon a combination of trademarks, copyrights and contractual restrictions to protect and enforce our intellectual property rights domestically and internationally. We believe that such measures afford only limited protection and, accordingly, there can be no assurance that the actions taken by us to establish protect and enforce our trademarks and other proprietary rights will prevent infringement of our intellectual property rights by others, or prevent the loss of licensing revenue or other damages caused therefrom.

For instance, despite our efforts to protect and enforce our intellectual property rights, unauthorized parties may attempt to copy aspects of our intellectual property, which could harm the reputation of our brands, decrease their value and/or cause a decline in our licensees’ sales and thus our revenues. Further, we and our licensees may not be able to detect infringement of our intellectual property rights quickly or at all, and at times, we or our licensees may not be successful in combating counterfeit, infringing or knockoff products, thereby damaging our competitive position. In addition, we depend upon the laws of the countries where our licensees’ products are sold to protect our intellectual property. Intellectual property rights may be unavailable or limited in some countries because standards of registerability vary internationally. Consequently, in certain foreign jurisdictions, we have elected or may elect not to apply for trademark registrations. While we generally apply for trademarks in most countries where we license or intend to license our trademarks, we may not accurately predict all of the countries where trademark protection will ultimately be desirable. If we fail to timely file a trademark application in any such country, we may be precluded from obtaining a trademark registration in such country at a later date. Failure to adequately pursue and enforce our trademark rights could damage our brands, enable others to compete with our brands and impair our ability to compete effectively.

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

A substantial portion of the Company’s revenues have been paid by QVC, either through the Company’s existing license agreement with QVC for the “IsaacMizrahiLIVE” brand or through the Design Agreement related to the LCNY Brand. Because we are dependent on these agreements with QVC for a significant portion of our revenue, if QVC were to have financial difficulties, or if QVC decides not to renew or extend its existing agreements with us, our revenue and cash flows could be reduced substantially. Additionally, we have limited control over the programming that QVC devotes to the IsaacMizrahiLIVE and LCNY Brand or its promotional sales with the IsaacMizrahiLIVE and LCNY Brand (such as Today’s Special Value sales). If QVC reduces or modifies its programming or promotional sales related to the Isaac MizrahiLIVE and/or the Liz Claiborne New York brands, our revenues and cash flows could be reduced substantially.

The initial term of the QVC Agreement expires on September 30, 2015, with automatic one-year renewal periods unless terminated by either party.  The current term of the Design Agreement, which was renewed on January 28, 2013, expires on July 31, 2016 and provides for four one-year renewal periods.  There can be no assurance that the agreements will be renewed upon expiration of the current terms, that the minimum sales thresholds will be met or that QVC will not terminate our licensing agreement or its agreement with FNP for non-performance.

While our business with QVC has seen growth since the Isaac MizrahiLive and LCNY brands were launched in 2009 and 2010, respectively, there is no guarantee that they will continue to grow in the future. Additionally, while we have entered into additional bricks-and-mortar license agreements for the Isaac Mizrahi Brands in order to diversify and grow our revenues, there are no guarantees that our new bricks-and-mortar licensees will be able to generate sales of products under the Isaac Mizrahi Brands or grow their existing sales of products under the Isaac Mizrahi Brands, and if they do generate sales, there is no guarantee that they will not cause a decline in sales of product being sold through QVC.

The QVC Agreement restricts us from selling Isaac Mizrahi branded product with certain retailers, which provides QVC with a right to terminate the QVC Agreement if we breach this provision.

Although all of our bricks-and-mortar license agreements prohibit the sale of Isaac Mizrahi branded product to these restricted retailers, one or more of our bricks-and-mortar licensees could sell to a restricted retailer, putting us in breach with QVC and exposing us to termination by QVC. A breach by QVC could result in QVC seeking monetary damages, seeking an injunction against us and our bricks-and-mortar licensees and/or terminate the QVC Agreement that could have a material adverse effect on the Company’s net income and cash flows.

We are dependent upon our Chief Executive Officer and other key executives. If we lose the services of these individuals we may not be able to fully implement our business plan and future growth strategy, which would harm our business and prospects.

Our success as a marketer and licensor of intellectual property is largely dependent upon the efforts of Robert W. D’Loren, our Chief Executive Officer and chairman of the board of directors. Our continued success is largely dependent upon his continued efforts and those of our other key executives. Although we entered into an employment agreement with Robert D’Loren, as well as employment agreements with other of our key executives and employees, including Isaac Mizrahi, there is no guarantee that we will not lose the services of our executive officers or key employees. To the extent that any of their services become unavailable to us, we will be required to hire other qualified executives, and we may not be successful in finding or hiring adequate replacements. This could impede our ability to fully implement our business plan and future growth strategy, which would harm our business and prospects.

We are dependent upon the promotional services of Isaac Mizrahi as it relates to the Isaac Mizrahi brand, which is currently our primary business.

If we lose the services of Isaac Mizrahi, we may not be able to fully comply with the terms of our license agreements with QVC or our design agreements with FNP and QVC and it may result in significant reductions in the value of the Isaac Mizrahi Brands and our prospects, revenues and cash flows.  Isaac Mizrahi is a key individual in our continued promotion of the Isaac Mizrahi Brands and the principal salesperson of the Isaac Mizrahi brands on QVC. Although we have entered into an employment agreement with Mr. Mizrahi and he is a significant shareholder of the Company, there is no guarantee that we will not lose his services. To the extent that any of Mr. Mizrahi’s services become unavailable to us, we will likely need to find a replacement to Mr. Mizrahi to become Chief Designer for the Isaac Mizrahi Brands. Competition for skilled designers or brand promoters is intense, and compensation levels may be high, and there is no guarantee that we would be able to identify and attract a qualified replacement, or if Mr. Mizrahi’s services are not available to us, that we would be able to promote the Isaac Mizrahi Brands as well as we are able to with Mr. Mizrahi. This could significantly affect the value of the Isaac Mizrahi Brands and our ability to market the brands, and could impede our ability to fully implement our business plan and future growth strategy, which would harm our business and prospects. Additionally, while we acquired all trademarks, image, and likeness of Isaac Mizrahi, pursuant to the acquisition of the Isaac Mizrahi Business and his employment agreement, Mr. Mizrahi has retained certain rights to participate in outside business activities, including hosting and appearing in television shows, movies and theater productions, and writing and publishing books and other publications.  Mr. Mizrahi’s participation in these personal business ventures could limit his availability to us and affect his ability to perform under this employment agreement.  Finally, there is no guarantee that Mr. Mizrahi will not take an action that the consumer views as negative, which may harm the Isaac Mizrahi Brands as well as our business and prospects.

The termination of agreements related to design and other services would decrease our expected revenues and cash flows.

The Company provides design and other services for fixed or agreed upon fees. If the Company fails to perform these services or if these service agreements were terminated or not renewed, our expected revenues and cash flows would decrease.

The LCNY Agreement could be terminated by FNP and/or QVC in the event that QVC or FNP decides not to renew its licensing agreement with respect to the LCNY Brand, or if we were to lose the services of Isaac Mizrahi as the designer with respect to LCNY Brand branded products, thereby decreasing our expected revenues and cash flows.

We currently have the LCNY Agreement in place with FNP, pursuant to which Isaac Mizrahi designs the LCNY Brand line to be sold on QVC in exchange for the Company receiving a percentage of the royalties that FNP receives from QVC under a separate license agreement between FNP and QVC (the LCNY Agreement). The LCNY Agreement is co-terminous with the license agreement between FNP and QVC, which has an initial term through July 31, 2016. There is no guarantee that FNP or QVC will renew the agreement past the Initial Renewal Term, which would impair our revenues and cash flows. Additionally, FNP has the right at its option to terminate the LCNY Agreement with us if the services of Isaac Mizrahi as designer for LCNY Brand products are no longer available to FNP and we do not agree upon a replacement designer. Although we have entered into an employment agreement with Mr. Mizrahi, there can be no assurance that if his services are required by FNP he will provide such services or that in the event we, and thus QVC, were to lose the ability to draw on such services, FNP would continue its design agreement with us. The loss of the LCNY Agreement would significantly decrease our expected revenues and cash flows until we were able to enter into one or more replacement agreements.

Intangible assets, including our trademarks and goodwill represent a substantial portion of our assets. As a result of changes in market conditions and declines in the estimated fair value of these assets, we may, in the future, be required to write down a portion of our intangible assets and such write-down would, as applicable, either decrease our net income or increase our net loss.

Trademarks represent a significant portion of our assets. Under accounting standards generally accepted in the United States of America, indefinite lived intangible assets, including our trademarks, are not amortized, but must be tested for impairment annually, or more frequently if events or circumstances indicate the asset may be impaired. The estimated useful life of an intangible asset must be evaluated each reporting period to determine whether events and circumstances continue to support an indefinite useful life. Any write-down of intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results.

Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or by a change in allocation of state and local jurisdictions, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of recovering the amount of deferred tax assets recorded on the balance sheet and the likelihood of adverse outcomes resulting from examinations by various taxing authorities in order to determine the adequacy of our provision for income taxes. We cannot guarantee that the outcomes of these evaluations and continuous examinations will not harm our reported operating results and financial conditions.

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

Many economic factors beyond our control may impact our forecasts and actual performance. These factors include consumer confidence, consumer spending levels, employment levels, or availability of consumer credit, recession, deflation, inflation, a general slowdown of the U.S. economy or an uncertain economic outlook. Furthermore, changes in the credit and capital markets, including market disruptions, limited liquidity and interest rate fluctuations, may increase the cost of financing or restrict our access to potential sources of capital for future acquisitions.

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

We have an ever-growing reliance on technology including web-based information, proprietary data storage and normal business operations, which creates increased risk for us to ensure these systems remain uncompromised.

As threats of cyber-attacks expand across industries, and given the potential material impact on operations, the security of these digital technologies from internal and external threat could disrupt services and lead to misusage and “leakage” that could lead to significant capital outlays.

RISKS RELATED TO AN INVESTMENT IN OUR SECURITIES

The recently enacted JOBS Act allows us to postpone the date by which we must comply with certain laws and regulations and to reduce the amount of information provided in reports filed with the SEC. We cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are and we will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the first date of sales of securities pursuant to this registration statement, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt, or (iv) the date on which we are deemed a “large accelerated filer” under the Securities and Exchange Act of 1934, as amended, or the Exchange Act. For so long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on some or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. If we avail ourselves of certain exemptions from various reporting requirements, our reduced disclosure may make it more difficult for investors and securities analysts to evaluate us and may result in less investor confidence.

If we fail to maintain an effective system of internal controls, we may not be able to report our financial results accurately or in a timely fashion, and we may not be able to prevent fraud; in such case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our Annual Report on Form 10-K our assessment of the effectiveness of our internal controls over financial reporting. We have dedicated a significant amount of time and resources to ensure compliance with this legislation for the year ended December 31, 2012 and will continue to do so for future fiscal periods. Although we believe that we currently have adequate internal control procedures in place, we cannot be certain that future material changes to our internal controls over financial reporting will be effective. If we cannot adequately maintain the effectiveness of our internal controls over financial reporting, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our common stock. Moreover, if we discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until we are no longer an “emerging growth company.” At such time that an attestation is required, our independent registered public accounting firm may issue a report that is adverse or qualified in the event that it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future.

Management exercises significant control over matters requiring shareholder approval which may result in the delay or prevention of a change in our control.

The combined voting power of the Common Stock ownership of our officers and directors and key employees is approximately 70% of our voting securities. Additionally, pursuant to the Voting Agreement, IM Ready agreed to appoint a person designated by the board of directors as IM Ready’s irrevocable proxy and attorney-in-fact with respect to the shares of the Common Stock received by IM Ready in connection with the Merger.  The proxy holder shall vote in favor of matters recommended or approved by the board of directors.

As a result, our management and key employees through such stock ownership exercises significant control over all matters requiring shareholder approval, including the election of our directors and approval of significant corporate transactions. This concentration of ownership in management and key employees may also have the effect of delaying or preventing a change in control of us that may be otherwise viewed as beneficial by stockholders other than management. There is also a risk that our existing management and a limited number of stockholders may have interests which are different from certain stockholders and that they will pursue an agenda which is beneficial to themselves at the expense of other stockholders.

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

As a public company, we incur significant legal, accounting and other expenses that private company’s don’t incur. In addition, the Sarbanes-Oxley Act of 2002 and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies.  These rules and regulations create legal and financial compliance costs and make some activities more time consuming and costly than if we were private. For example, as a public company, the Company has adopted policies regarding internal controls and disclosure controls and procedures in order to comply with public company internal control and disclosure standards.

The market price of our Common Stock may be volatile, which could reduce the market price of our Common Stock.

The publicly traded shares of our Common Stock are not widely held, and do not have significant trading volume, and therefore may experience significant price and volume fluctuations. This market volatility could reduce the market price of the Common Stock, regardless of our operating performance. In addition, the trading price of the Common Stock could change significantly over short periods of time in response to actual or anticipated variations in our quarterly operating results, announcements by us, our licensees or our respective competitors, factors affecting our licensees’ markets generally and/or changes in national or regional economic conditions, making it more difficult for shares of the Common Stock to be sold at a favorable price or at all. The market price of the Common Stock could also be reduced by general market price declines or market volatility in the future or future declines or volatility in the prices of stocks for companies in the trademark licensing business or companies in the industries in which our licensees compete.

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

Our Certificate of Incorporation currently authorizes our board of directors to issue shares of Common Stock in excess of the Common Stock currently outstanding.  Any additional issuances of any of our authorized but unissued shares will not require the approval of stockholders and may have the effect of further diluting the equity interest of stockholders.

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

We may issue a substantial number of shares of common stock upon exercise of outstanding warrants and options, as payment of our obligations under the Loan and to satisfy obligations to IM Ready if royalty revenue targets are met.

We have outstanding warrants and options to purchase 1,477,619 shares of common stock, of which warrants to purchase 582,428 shares are exercisable at a price of $0.01 per share.  The holders of warrants and options will likely exercise such securities at a time when the market price of our common stock exceeds the exercise price.  Therefore, exercises of warrants and options will result in a decrease in the net tangible book value per share of our common stock and such decrease could be material.  In addition, we may issue shares of common stock to satisfy up to $25,265,500 of earn-out payments to IM Ready if royalty revenue targets are met by the Isaac Mizrahi Business.

We may also satisfy our obligations under the $7,377,000 principal amount Seller Note payable to IM Ready by issuing shares of common stock.  The number of shares which we issue to satisfy our earn-out payment obligations or obligations under the Note will be based on the future market price of our common stock and are currently not determinable, provided that there is a floor to the share price to satisfy the Seller Note of $4.50 per share, so the maximum number of shares that could be issued in exchange for the Seller Note is 1,639,334 shares.  The issuance of shares to satisfy such obligations and upon exercise of outstanding warrants and options will dilute our then-existing stockholders’ percentage ownership of our company, and such dilution could be substantial.  Sales or the potential for sale of a substantial number of such shares could adversely affect the market price of our common stock, particularly if our common stock remains thinly traded at such time.

The Common Stock is not currently traded at high volume, and you may be unable to sell at or near ask prices or at all if you need to sell or liquidate a substantial number of shares at one time.

The Common Stock is currently traded, but with very low, if any, volume, based on quotations on the “OTCQX”, meaning that the number of persons interested in purchasing our Common Stock at or near bid prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that prior to September 29, 2011, we did not have an operating business, we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot provide any assurance that a broader or more active public trading market for our Common Stock will develop or be sustained, or that trading levels will be sustained.

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

Our Certificate of Incorporation authorizes our board of directors to issue up to 1,000,000 shares of “blank check” preferred stock without stockholder approval, in one or more series and to fix the dividend rights, terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges, and restrictions applicable to each new series of preferred stock.  In addition, our Certificate of Incorporation divides our board of directors into three classes, serving staggered three-year terms.  Because of the staggered terms, at least two annual meetings, instead of one, would be required to effect a change in a majority of our board of directors.  The designation of preferred stock in the future, and the classification of our board of directors into three classes could make it difficult for third parties to gain control of our company, prevent or substantially delay a change in control, discourage bids for the Common Stock at a premium, or otherwise adversely affect the market price of the Common Stock.

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

ITEM 2.        Properties

We do not own any real property. We currently lease and maintain our corporate offices and design operations located at 475 Tenth Avenue, New York, New York, 10018. This lease is for approximately 18,500 square feet of office space in a commercial office building. We believe that this space will be sufficient to meet our current operating needs. In addition, IM Brands leases an office in a commercial office building in Wilmington, Delaware providing trademark maintenance and certain licensing activities.

ITEM 3.        Legal Proceedings

There are no pending legal proceedings to which the Company is a party or to which the Company’s property is subject to.

ITEM 4.        Mine Safety Disclosure

None

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

The Company’s common stock has been quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the trading symbol "XELB", and effective February 6, 2013, the Company’s common stock has also been quoted for trading on the OTCQX tier of the OTC Markets. Our common stock was previously quoted on the OTC Markets under the ticker symbol “NFBH” during the period from May 7, 2008 through September 29, 2011.

The table below sets forth the range of quarterly high and low closing sales prices for our common stock for 2012 and 2011. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

	High	Low

YEAR ENDED DECEMBER 31, 2012
First Quarter	$2.56	$1.21
Second Quarter	$3.25	$3.25
Third Quarter	$3.25	$3.25
Fourth Quarter	$3.25	$1.50

YEAR ENDED DECEMBER 31, 2011
First Quarter	$26.04	$5.73
Second Quarter	$18.23	$6.25
Third Quarter	$12.34	$4.17
Fourth Quarter	$2.60	$0.710

Holders

As of March 15, 2013 the number of stockholders of record was approximately 504 (excluding beneficial owners and any shares held in street name or by nominees).

Dividends

We have not declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. In addition, the Loan prohibits us from paying any cash dividends while it is outstanding. Furthermore, we expect to retain any future earnings to finance it’s operations and expansion. The payment of cash dividends in the future will be at the discretion of our board of directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Securities authorized for issuance under equity compensation plans

2011 Equity Incentive Plan

On September 29, 2011, the Company assumed the 2011 Equity Incentive Plan (the “Plan”) of Old XCel as approved by Old XCel’s board of directors and stockholders. The purpose of the Plan is to enable the Company to offer its employees, officers, directors, consultants and others whose past, present and/or potential contributions to the Company have been, are, or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company. The following is a description of the Plan, as amended.

•	The Plan provides for the grant of stock options or restricted stock (any grant under the Plan, an “Award”). The stock options may be incentive stock options or non-qualified stock options.

•	A total of 5,000,000 shares of Common Stock are eligible for issuance under the Plan, and the maximum number of shares of Common Stock with respect to which incentive stock options may be granted under the Plan is 2,000,000.

•	The Plan may be administered by the Board of Directors or a committee consisting of two or more members of the Board of Directors appointed by the Board (for purposes of this description, any such committee, a “Committee”).

•	Officers and other employees of our Company or any parent or subsidiary of our Company who are at the time of the grant of an Award employed by us or any parent or subsidiary of our Company are eligible to be granted options or other Awards under the Plan. In addition, non-qualified stock options and other Awards may be granted under the Plan to any person, including, but not limited to, directors, independent agents, consultants and attorneys who the Board or the Committee, as the case may be, believes has contributed or will contribute to our success.

•	With respect to incentive stock options granted to an eligible employee owning stock possessing more than 10% of the total combined voting power of all classes of our stock or the stock of a parent or subsidiary of our Company immediately before the grant (each, a “10% Stockholder”), such incentive stock option shall not be exercisable more than 5 years from the date of grant.

•	The exercise price of an incentive stock option will not be less than the fair market value of the shares underlying the option on the date the option is granted, provided, however, that the exercise price of an incentive stock option granted to a 10% Stockholder may not be less than 110% of such fair market value.

•	The exercise price of a non-qualified stock option may not be less than fair market value of the shares of Common Stock underlying the option on the date the option is granted.

•	Under the Plan, we may not, in the aggregate, grant incentive stock options that are first exercisable by any individual optionee during any calendar year (under all such plans of the optionee’s employer corporation and its “parent” and “subsidiary” corporations, as those terms are defined in Section 424 of the Internal Revenue Code) to the extent that the aggregate fair market value of the underlying stock (determined at the time the option is granted) exceeds $100,000.

•	Restricted stock awards give the recipient the right to receive a specified number of shares of Common Stock, subject to such terms, conditions and restrictions as the Board or the Committee, as the case may be, deems appropriate. Restrictions may include limitations on the right to transfer the stock until the expiration of a specified period of time and forfeiture of the stock upon the occurrence of certain events such as the termination of employment prior to expiration of a specified period of time.

•	Certain Awards made under the Plan may be granted so that they qualify as “performance-based compensation” (as this term is used in Internal Revenue Code Section 162(m) and the regulations thereunder) and are exempt from the deduction limitation imposed by Code Section 162(m) (these Awards are referred to as “Performance-Based Awards”). Under Internal Revenue Code Section 162(m), our tax deduction may be limited to the extent total compensation paid to the chief executive officer, or any of the four most highly compensated executive officers (other than the chief executive officer) exceeds $1 million in any one tax year. Among other criteria, Awards only qualify as performance-based awards if at the time of grant the compensation committee is comprised solely of two or more “outside directors” (as this term is used in Internal Revenue Code Section 162(m) and the regulations thereunder). In addition, we must obtain stockholder approval of material terms of performance goals for such “performance-based compensation.”

•	All stock options and certain stock awards, performance awards, and stock units granted under the Plan, and the compensation attributable to such Awards, are intended to (i) qualify as performance-based awards or (ii) be otherwise exempt from the deduction limitation imposed by Internal Revenue Code Section 162(m).

•	No options or other Awards may be granted on or after the tenth anniversary of the effective date of the Plan.

From time to time, the Company issues stock-based compensation to its officers, directors, employees and consultants. The maximum term of options granted is generally 10 years and generally options vest over a period of six months to four years. However, the Board of Directors of the Company may approve other vesting schedules. Options may be exercised in whole or in part. The exercise price of stock options granted is generally the fair market value of the Company's common stock as determined by the Board of Directors on the date of grant, considering factors such as the sale of stock, results of operations, and consideration of the fair value of comparable private companies in the industry.

The fair value of each stock option award is estimated using the Black-Scholes option pricing model based on certain assumptions. The assumption for expected term is based on evaluations of expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term at the grant date. The historical volatility of comparable companies' stock is used as the basis for the volatility assumption. The Company has never paid cash dividends, and does not currently intend to pay cash dividends, and thus assumed a 0% dividend yield.

The following table sets forth information as of December 31, 2012 regarding compensation plans under which our equity securities are authorized for issuance.

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation Plans (1)	345,000	4.54	3,330,840

(1) Pursuant to our 2011 Equity Incentive Plan.

The preceding table excludes stock options to purchase 576 shares of common stock with an exercise price of $728.77 per share issued pursuant to the Company’s 2005 Stock Option Plan. We do not intend to issue any further grants from this plan.

Purchases of equity securities by the issuer and affiliated purchasers

The following table provides information with respect to common stock repurchased by us during the year ended December 31, 2012

Period	Total Number of Shares of Common Stock Purchased		Average Price per Share	Total Number of Shares of Common Stock Purchased as Part of a Publicly Announced Plan or Program
November 1, 2012 to November 30, 2012	218,163	(1)	$3.00	-
December 1, 2012 to December 31, 2012	18,870	(1)	3.00	-
Total	237,033		3.00

(1)	The shares repurchased were acquired from employees and directors in connection with the settlement of income tax withholding obligations on behalf of such employees and directors from the vesting of restricted stock.

Item 6. Selected Financial Data

Smaller reporting companies are not required to provide the information required by this Item 6.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On September 29, 2011, (the “Acquisition Date”), the Company merged with Xcel Brands, Inc. (“Old XCel”) and IM Brands, LLC (“IM Brands”), the Company’s wholly-owned subsidiary, acquired the Isaac Mizrahi Business (collectively, the “Transaction”).

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

In connection with our licensing model, we have entered into various trademark license agreements that provide revenues based on minimum royalties and additional revenues based on a percentage of defined sales. Minimum royalty revenue is recognized on a straight-line basis over each period, as defined, in each license agreement. Royalties exceeding the defined minimum amounts are recognized as income during the period corresponding to the licensee's sales. In addition, we also receive fees for design and other services. Design and service fees are recorded and recognized in accordance with the terms and conditions of each design fee contract, including the Company meeting its obligations and providing the relevant services under each contract.  Generally, we record on a straight line basis each base fee as stated in each design fee service agreement for the covered period and, if applicable, we recognize additional payments received that are related to a future period as deferred revenue, until service is provided or revenue is earned.

The Company follows Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 350” for Intangibles, Goodwill, and Other. Under this standard, goodwill and indefinite lived assets are not amortized. The Company has deemed its trademarks to have indefinite lives, and are not amortized. Under this standard, the Company annually has the option to first assess qualitatively whether it is more likely than not that there is an impairment. Impairment losses are measured by comparing the fair value of the assets to their carrying amount. The Company’s definite lived intangible assets are amortized over their estimated useful lives.

The Company accounts for stock-based compensation in accordance with ASC Topic 718 by recognizing the fair value of stock-based compensation in the consolidated statements of operations.  The fair value of the Company’s stock option awards are estimated using the Black-Scholes option valuation model and restricted stock awards are valued at the fair value of the Company’s stock at the time of grant. The Black-Scholes model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of stock-based awards is amortized over the service period of the awards.  Stock-based compensation that relates to contract performance is amortized over the term of the corresponding contract.

Compensation cost for restricted stock is measured using the fair value of the Company’s common stock at the date the common stock is granted. The compensation cost is recognized over the period between the grant date and the date any restrictions lapse. For stock-based awards that vest based on performance conditions (e.g. achievement of certain milestones), expense is recognized when it is probable that the condition will be met.

Management continues to analyze and quantify contingent obligations expected earn-out payments over the applicable pay-out period.  Management will assess no less frequently than each reporting period the fair value of contingent obligations. Any change in the expected obligation will result in an expense or income recognized in the period in which it is determined the fair market value of the obligation has changed.

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

Summary of Operating Results

The consolidated financial statements and related notes included elsewhere in this Form 10-K are as of, or for the year ended December 31, 2012 (the “Current Year”), and the year ended December 31, 2011 which includes on an unaudited pro forma basis, the aggregate results of the Company for the period September 29, 2011 to December 31, 2011(the “Successor Prior Year Period”) and IM Ready for the period January 1, 2011 to September 28, 2011(the “Predecessor Prior Year Period”, together with the Successor Prior Year Period the “Prior Year”).

Year ended December 31, 2012 Compared to the year ended December 31, 2011 Pro-forma.

The Current Year results are compared with the Prior Year on an unaudited pro-forma basis, as presented in the table below.

Xcel Brands, Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations and Pro-
forma Statements of Operations of the Predecessor

	Successor				Successor	Predecessor
	Year Ended December 31, 2012	Pro-forma Year Ended December 31, 2011 (1)		Adjustments	For the period Sept. 29, 2011 to December 31, 2011	For the period Jan. 1, 2011 to Sept. 28, 2011 (1)

Licensing revenue	$10,872,000	$10,527,000		$-	$2,616,000	$7,911,000
Design and service fee income	2,271,000	1,100,000		-	282,000	818,000
Total revenues	13,143,000	11,627,000		-	2,898,000	8,729,000
Direct licensing costs	440,000	252,000		-	252,000	-
Net licensing, design and service fee revenue	12,703,000	11,375,000		-	2,646,000	8,729,000

Operating expenses
Design and marketing costs	5,424,000	3,813,000		-	1,027,000	2,786,000
General and administrative expenses	7,452,000	2,807,000		-	1,423,000	1,384,000
Depreciation and amortization	856,000	816,000	(2)	394,000	211,000	211,000
Total operating expenses	13,732,000	7,436,000		394,000	2,661,000	4,381,000

Other expenses (income)
Acquisition and due diligence costs	-	-	(3)	(498,000)	498,000	-
Gain on extinguishment of debt	(422,000)	-		-	-	-
Gain on reduction of contingent obligations	(6,300,000)	-		-	-	-
Total other expenses (income)	(6,722,000)	-		(498,000)	498,000	-

Operating income (loss)	5,693,000	3,939,000		104,000	(513,000)	4,348,000

Interest and finance costs
Interest expenses - debt	1,148,000	1,148,000	(4)	852,000	296,000	-
Other interest and finance charges	1,027,000	988,000	(4)	738,000	250,000	-
Total interest and finance costs	2,175,000	2,136,000		1,590,000	546,000	-

Income (loss) before income taxes	3,518,000	1,803,000		(1,486,000)	(1,059,000)	4,348,000

Income tax provision (benefit)	(766,000)	721,000	(5)	736,000	(190,000)	175,000

Net income (loss)	$4,284,000	$1,082,000		$(2,222,000)	$(869,000)	$4,173,000

EPS
Basic	$0.62	$0.19
Diluted	$0.57	$0.17

Weighted average common shares
Basic	6,936,452	5,750,259	(6)
Diluted	7,577,561	6,546,252	(7)

Footnotes to the Unaudited Pro-forma Consolidated Statement of Operations

[1] The Current Year results are compared with the Prior Year on an unaudited pro-forma basis.

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

[6] The weighted average number of basic common shares presented on a pro-forma basis for the Prior Years is equal to the number of shares that were outstanding immediately after the acquisition of the Isaac Mizrahi Business.

[7] The weighted average number of common shares, on a diluted basis presented on a pro-forma basis for the Prior Year is equal to the number of shares that were outstanding immediately after the acquisition of the Isaac Mizrahi Business plus options and warrants that could be exercised into additional common shares measured immediately after the acquisition of the Isaac Mizrahi Business.

Net Licensing, Design and Service Fee Revenue. Net revenue for the Current Year increased by $1,328,000 to $12,703,000 compared to $11,375,000 in the Prior Year.  Revenue from the Company’s direct-response television business, consisting of Isaac Mizrahi and Liz Claiborne products sold through QVC increased by $938,000 over the Prior Year. Other licensing revenue increased by $1,155,000 over the Prior Year by virtue of the new licenses that commenced on or after October 1, 2011. Design and service fee income increased by $1,171,000 to $2,271,000 compared with the Prior Year. Current Year’s design and service fee revenue included a $1,150,000 fee that was earned from a contract in which we met all of our obligations and recognized all of the revenues in the Current Year. The combined increase stated above of $3,264,000 was partially off-set by $1,748,000 of licensing revenue recognized in the Prior Year from amortization of a one-time payment received by the Predecessor prior to 2011. The Company incurred direct licensing costs of $440,000 during the Current Year compared to $252,000 in the Prior Year, which resulted in an increase in net licensing and design and service fee revenue of $1,328,000.

Operating Expenses. Total operating expenses totaled $13,732,000 in the Current Year compared to $7,436,000 in the Prior Year, an increase of $6,296,000. Design and marketing expenses increased to $5,424,000 from the Prior Year of $3,813,000. This increase was primarily related to the increase in compensation expenses, including an increase of $776,000 of stock-based compensation, and an increase in costs associated with the interactive media business increased sales volume and expanded licensing business. General and administrative expenses increased by $4,645,000 from the Prior Year to $7,452,000, mostly relating to executive management compensation expense, including an increase of stock-based compensation expense of $3,317,000, and other costs associated with being a public company. Total stock-based compensation expense of $4,623,000 increased by $4,093,000 compared with the Prior Year of $530,000. Depreciation and amortization increased by $40,000.

Other expenses (Income). The Company realized a $422,000 gain on extinguishment of debt and $6,300,000 gain on reduction of contingent obligations.

The gain on extinguishment of debt of $422,000 was the result of the early termination of the Earthbound obligation by a payment of a combination of cash and stock for an amount less than the carrying value of the obligation. The gain on reduction of contingent obligations of $6,300,000 was due to an adjustment of management’s projected assumptions which determine earn-out consideration for IM Ready. The revised revenue projections when compared with target levels of Isaac Mizrahi Business revenues required for earn-out consideration reduced the Company’s contingent obligation accordingly.

Operating Income. Operating income for the Current Year was $5,693,000 compared to $3,939,000 for the Prior Year based on the information provided in the revenue and operating expense and other expenses (income) sections above.

Interest and Finance Costs. Interest and finance costs for the Current Year increased by $39,000 to $2,175,000 compared to $2,136,000 in the Prior Year, although on an actual basis the Predecessor had no interest or other finance costs. Interest expense and other finance costs for the Prior Year are stated as if the acquisition of the Isaac Mizrahi Business and related financing occurred January 1, 2011.

Provision for Income Taxes. The effective income tax rate for the Current Year was approximately (22%) resulting in a $766,000 income tax benefit. The effective income tax rate for the Prior Year was 40% which resulted in $721,000 of income tax expense.  The Current Year’s deferred tax benefit has been adjusted by (72%) to account for permanent tax difference related to the gain on reduction of tax obligations and an additional 10% adjustment related to other permanent difference, deferred rate change and other miscellaneous adjustments.

Net Income. Our net income was $4,284,000 in the Current Year, compared to net income of $1,082,000 in the Prior Year, as a result of the factors discussed above.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund working capital needs, and to a lesser extent, capital expenditures. At December 31, 2012 our unrestricted cash and cash equivalents totaled $3,929,000.

We expect that existing cash and operating cash flows will be adequate to meet our operating needs, debt service obligations and capital expenditure needs including the debt service under our term loan facility for the next twelve months.  We are dependent on our licensees for most of our revenues, and there is no assurance that the licensees will perform as projected.

Our business model does not require significant capital expenditures, nor does it require us to invest in inventory.  Although we are limited to $400,000 per year in capital expenditures under the loan agreement, we estimate that capital expenditures for the next twelve months will be less than this amount, including for upgrading technology, and equipment and fixture needs and making necessary improvements to our leased premises.  Therefore, we do not believe that this covenant will restrict expected operations.

Operating Activities

Net cash provided by operating activities for the Current Year approximated $2,600,000 compared with the Successor Prior Year Period used cash in operations totaling $2,059,000.  The Current Year net income of $4,300,000 was off-set by adjustments for non-cash items of $(1,200,000) and a net change in operating assets and liabilities of ($500,000). The non-cash adjustments consisted of stock-based compensation of $4,600,000, non-cash interest expense and other finance costs of $900,000, depreciation and amortization of $900,000, less deferred income tax (benefit) of $900,000, gain on extinguishment of debt of $400,000, and gain on reduction of contingent obligations of $6,300,000.

Predecessor Prior Year Period cash flow requirements for the Isaac Mizrahi Business were funded by IM Ready, and cash management functions were not performed at the Isaac Mizrahi Business level. The Isaac Mizrahi Business did not maintain a separate cash account and it is not possible to determine the cash flows directly attributable to the Isaac Mizrahi Business.

Investing Activities

Net cash used in investing activities was $117,000 for the Current Year resulting from the purchase of equipment and fixtures.  The Company reduced restricted cash by $175,000 by depositing this sum into a refundable security deposit with our landlord.   Net cash used in investing activities for the Successor Prior Year Period was $12 million, primarily related to the acquisition of the Isaac Mizrahi Business.

Financing Activities

Net cash used in financing activities was $1,263,000 for the Current Year.  The Company received a refund of $22,000 for finance costs and received payments totaling $2,000 for warrants exercised during 2012. The Company made principal payments of $17,000 under its capital lease obligations, $556,000 under its debt obligation including the extinguishment of this obligation (see Item 13 for additional details), incurred expenses related to equity and recapitalization of $3,000, and repurchased shares of restricted stock that had vested totaling $711,000. Net cash provided by financing activities for the Successor Prior Year Period was $16,800,000, primarily related to the equity and term debt proceeds, less associated costs relating to the acquisition of the Isaac Mizrahi Business and recapitalization of the Company.

Obligations and Commitments

Term Loan - Our term loan facility requires us to pay current interest quarterly at 8.5% per annum. Principal payments begin on January 5, 2013 of $337,500 each quarter during 2013, and increasing thereafter. The following table presents the principal payments under our term loan facility.

Year Ending December 31,
2013	$1,350,000
2014	2,025,000
2015	3,375,000
2016	6,750,000
Total	$13,500,000

We believe that cash from future operations as well as currently available cash will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future, including the debt service on the Loan and making necessary upgrades to our infrastructure and technology.  Our obligations to make principal payments on our term debt during the next 12 months is $1,350,000.

The Company’s Seller Note and the contingent obligations under the earn-out provisions described below are payable in stock and or cash, at the Company’s discretion. Payment of these obligations in stock would not affect the Company’s liquidity.

Seller Note - The Company issued a promissory note (the “Seller Note”) in the principal amount of $7,377,000 to IM Ready as partial consideration for the acquisition of the Isaac Mizrahi Business.  The stated interest rate of the Seller Note is 0.25%.  Management has determined that this rate is below the Company’s expected borrowing rate, which is 9.25%.  Therefore, the Company has discounted the Seller Note by $1,740,000 using a 9.0%, imputed annual interest rate, resulting in an initial value of $5,637,000.  In addition, the Company pre-paid $123,000 of interest on the Seller Note on the Closing Date.  The discount is amortized into (increases) the basis of the Seller Note over the term of the Seller Note. The Seller Note initially matures on September 29, 2014 (the “Maturity Date”) subject to extension as described below (the date to which the maturity date of the Seller Note is extended is referred to as the “Subsequent Maturity Date”).  We have the right to pay the Seller Note at the Maturity Date in cash or, subject to the following conditions, in shares of Common Stock.  If we elect to repay the outstanding principal amount of the Seller Note on the Maturity Date by issuing shares of Common Stock, the number of shares issuable will be obtained by dividing the principal amount of the Seller Note then outstanding by the greater of (i) the fair market value of the Common Stock on the Maturity Date and (ii) $4.50 subject to certain adjustments; provided, however, that if the fair market value of the Common Stock is less than $4.50 as adjusted, IM Ready will have the option to extend the maturity of the Seller Note to the Subsequent Maturity Date. If the maturity date of the Seller Note is so extended, IM Ready will have the option to convert the Seller Note into Common Shares based on the greater of (i) the fair market value of the Common Stock on the Subsequent Maturity Date and (ii) $4.50, subject to certain adjustments. If the maturity date of the Seller Note is extended, we will also have the option to repay the outstanding principal amount of the Seller Note on the Subsequent Maturity Date in cash or by issuing the number of shares of Common Stock obtained by dividing the principal amount of the Note outstanding on the Subsequent Maturity Date by the fair market value of the Common Stock on the Subsequent Maturity Date.  In addition, at any time the Seller Note is outstanding, we have the right to convert the Note, in whole or in part, into the number of shares of Common Stock obtained by dividing the principal amount to be converted by the fair market value of the Common Stock at the time of the conversion, so long as the fair market value of our Common Stock is at least $4.50.

Earn-out obligation - IM Ready is eligible to earn additional shares of Common Stock with a value of up to $7,500,000 (the “Earn-Out Value”) each year for the next three consecutive 12-month periods ending September 30, 2013, 2014 and 2015, with the number of shares to be issued based upon the greater of (i) $4.50 per share and (ii) the average stock price for the last twenty days in such period, and with such earn-out payment contingent upon the Isaac Mizrahi Business achieving net royalty income targets set forth below during those years (the Earn-out Obligation”). IM Ready was eligible to earn additional shares of Common Stock for the fiscal year ended September 30, 2012, but did not meet the minimum net royalty income target. The Earn-Out Obligation is recorded on the Company’s Consolidated Balance Sheet as an $8,700,000 long term liability. The amount is based on management’s estimated revenue over these periods. Any future change in the Earn-Out Obligation will result in an expense or income in the period in which it is determined fair market value of the carrying value has changed.  See Note 5, Debt, to the Notes to Consolidated financial Statements for the royalty targets and percentage of the potential earn-out value

The Earn-Out Value is payable solely in stock.

QVC Earn-out - The QVC Earn-Out payment requires the Company to pay IM Ready $2,800,000, payable in cash or Common Stock, at the Company’s option, contingent upon the Isaac Mizrahi Business receiving aggregate net royalty income of at least $2,500,000 from QVC in the 12-month period ending September 30, 2015 with such stock based upon the greater of (x) $4.50 per share, and (y) the average stock price for the last twenty days prior to the time of such issuance (the “QVC Earn-out’). The current term of the QVC Agreement runs through September 30, 2015.  Management has determined that it is probable that the $2,500,000 in net royalty income from QVC will be met.   Any change in the expected obligation will result in an expense or income in the period in which it is determined fair market value has changed.

Other Factors

We continue to seek to expand and diversify the types of licensed products being produced under the Isaac Mizrahi Brands, as well as diversify the distribution channels within which licensed products are sold, in an effort to reduce dependence on any particular retailer, consumer or market sector. The success of our company, however, will still remain largely dependent on our ability to build and maintain brand awareness and contract with and retain key licensees and on our licensees’ ability to accurately predict upcoming fashion trends within their respective customer bases and fulfill the product requirements of their particular retail channels within the global marketplace. Unanticipated changes in consumer fashion preferences, slowdowns in the U.S. economy, changes in the prices of supplies, consolidation of retail establishments, and other factors noted in “Risk Factors,” could adversely affect our licensees’ ability to meet and/or exceed their contractual commitments to us and thereby adversely affect our future operating results.

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

Effects of Inflation

We do not believe that the relatively moderate rates of inflation experienced over the past two years in the United States, where we primarily compete, have had a significant effect on revenues or profitability.  If there were an adverse change in the rate of inflation by less than 10%, the expected effect on net income would be immaterial.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations or liquidity.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Xcel Brands, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Xcel Brands, Inc. and Subsidiaries (the “Successor”) as of December 31, 2011, and the related consolidated statements of operations, statement of stockholders’ equity, and cash flows for the period from September 29, 2011 to December 31, 2011 (referred to as the Successor period). We have also audited the  statements of operations, changes in parent’s equity in unit, and cash flows of the Isaac Mizrahi Business (a division of IM Ready-Made, LLC) (the “Predecessor”) for the period January 1, 2011 to September 28, 2011 (referred to as the Predecessor period). These financial statements are the responsibility of the Successor and Predecessor management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Rothstein Kass

Roseland, New Jersey

March 23, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Xcel Brands, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Xcel Brands, Inc. and Subsidiary as of December 31, 2012, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. Xcel Brands, Inc. and Subsidiary’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xcel Brands, Inc. and Subsidiary as of December 31, 2012 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

New York, New York

March 15, 2013

Xcel Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$3,929,000	$2,718,000
Restricted cash	-	175,000
Accounts receivable, net	3,428,000	2,191,000
Prepaid expenses	329,000	401,000
Other current assets	-	85,000
Total current assets	7,686,000	5,570,000
Property and Equipment:
Leasehold improvements, furniture and equipment	1,516,000	1,399,000
Less: accumulated depreciation	403,000	76,000
Total property and equipment	1,113,000	1,323,000
Other Assets:
Trademarks and other intangibles, net	45,835,000	46,364,000
Goodwill	12,371,000	12,371,000
Deferred finance costs, net	450,000	591,000
Other assets	349,000	9,000
Total other assets	59,005,000	59,335,000
Total Assets	$67,804,000	$66,228,000

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$1,421,000	$878,000
Deferred revenue, net of long-term portion	221,000	503,000
Other current liabilities	144,000	66,000
Current portion of installment debt obligation	-	44,000
Current portion of term loan	1,350,000	-
Total current liabilities	3,136,000	1,491,000
Long Term Liabilities:
Term loan, net of short-term portion	11,229,000	12,344,000
Seller note	6,306,000	5,765,000
Installment debt obligation, net of short-term portion	-	1,114,000
Contingent obligations - seller	11,466,000	17,765,000
Deferred tax liability	10,177,000	11,105,000
Deferred revenue, net of short-term portion	480,000	13,000
Other long-term liabilities, less current portion	45,000	13,000
Total long term liabilities	39,703,000	48,119,000
Total Liabilities	42,839,000	49,610,000

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 25,000,000 shares authorized, 7,339,979 and 5,810,444 issued and outstanding at December 31, 2012 and December 31, 2011, respectively	7,000	6,000
Paid-in capital	21,966,000	17,904,000
Retained earnings (deficit)	2,992,000	(1,292,000)
Total stockholders' equity	24,965,000	16,618,000

Total Liabilities and Stockholders' Equity	$67,804,000	$66,228,000

See Notes to Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended December 31, 2012	For the period Sept. 29, 2011 to December 31, 2011	For the period Jan. 1, 2011 to Sept. 28, 2011
	Successor	Successor	Predecessor

Licensing revenue	$10,872,000	$2,616,000	$7,911,000
Design and service fee income	2,271,000	282,000	818,000
Total revenues	13,143,000	2,898,000	8,729,000
Direct licensing costs	440,000	252,000	-
Net licensing, design and service fee revenue	12,703,000	2,646,000	8,729,000

Operating expenses
Design and marketing costs	5,424,000	1,027,000	2,786,000
General and administrative expenses	7,452,000	1,423,000	1,384,000
Depreciation and amortization	856,000	211,000	211,000
Total operating expenses	13,732,000	2,661,000	4,381,000

Other expenses (income)
Acquisition and due diligence costs	-	498,000	-
Gain on extinguishment of debt	(422,000)	-	-
Gain on reduction of contingent obligations	(6,300,000)	-	-
Total other expenses (income)	(6,722,000)	498,000	-

Operating income (loss)	5,693,000	(513,000)	4,348,000

Interest and finance expense
Interest expense - term loan	1,148,000	296,000	-
Other interest and finance charges	1,027,000	250,000	-
Total interest and finance expense	2,175,000	546,000	-

Income (loss) before income taxes	3,518,000	(1,059,000)	4,348,000

Provision (Benefit) for income taxes	(766,000)	(190,000)	175,000

Net income (loss)	$4,284,000	$(869,000)	$4,173,000

Income (Loss) per share:
Basic	$0.62	$(0.15)
Diluted	$0.57	N/A

Weighted average number of common shares outstanding:
Basic	6,936,452	5,770,266
Diluted	7,577,561	N/A

See Notes to Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

 Consolidated Statement of Stockholders' Equity

				Retained Earnings
	Common Stock		Paid - in	(Accumulated
	Share	Amount	Capital	Deficit)	Total

Balances, September 29, 2011	944,688	$1,000	$-	$(423,000)	$(422,000)

Shares of common stock and 1,064 warrants issued on September 29, 2011 in connection with recapitalization transaction	186,811	-	(125,000)		(125,000)
Shares issued to former Chairman in connection with recapitalization transaction	47,132	-	158,000		158,000
Shares of common stock and 430,500 warrants issued in a private placement on September 29, 2011	861,000	1,000	4,304,000		4,305,000
Shares of common stock issued on September 29, 2011 in connection with purchase of IM Licensing Business	2,759,000	3,000	9,212,000		9,215,000
Shares of common stock issued on September 29, 2011 for acquisition of Earthbound contract	944,688	1,000	3,154,000		3,155,000
Warrants issued in connection with Term Loan			1,214,000		1,214,000
Shares issued to employees in connection with restricted stock grants	17,125	-	57,000		57,000
Compensation expense in connection with stock options and warrants to directors and management			367,000		367,000
Direct costs relating to equity placement, including 9,800 warrants issued to placement agent			(438,000)		(438,000)
Shares issued on exercise of warrants on December 20, 2011	50,000	-	1,000		1,000
Net loss for the period ended December 31, 2011				(869,000)	(869,000)

Balances, December 31, 2011	5,810,444	6,000	17,904,000	(1,292,000)	16,618,000

Warrants issued in connection with licensing agreement			23,000		23,000
Direct costs relating to equity placement			(2,000)		(2,000)
Compensation expense in connection with stock options and warrants to directors and management, net of forfeitures			110,000		110,000
Shares issued to employees and directors in connection with restricted stock grants	1,544,943	1,000	4,634,000		4,635,000
Unamortized restricted stock portion			(171,000)		(171,000)
Shares issued on exercise of warrants	162,500	-	1,000		1,000
Forfeiture of prior stock grants	(875)	-	(2,000)		(2,000)
Shares issued in connection with settlement of debt	60,000	-	180,000		180,000
Shares repurchased on vesting of restricted stock	(237,033)	-	(711,000)		(711,000)
Net income for the year ended December 31, 2012				4,284,000	4,284,000

Balances, December 31, 2012	7,339,979	$7,000	$21,966,000	$2,992,000	$24,965,000

See Notes to Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2012	For the period Sept. 29, 2011 to December 31, 2011	For the period Jan. 1, 2011 to Sept. 28, 2011
	Successor	Successor	Predecessor

Cash flows from operating activities
Net income (loss)	$4,284,000	$(869,000)	$4,173,000

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	856,000	211,000	211,000
Amortization of deferred finance costs	119,000	31,000	-
Stock-based compensation	4,623,000	530,000	-
Stock-based licensing revenue discount	(5,000)
Allowance for doubtful accounts	25,000	-	-
Amortization of seller note discount and prepaid interest	579,000	128,000	-
Amortization of other imputed interest	-	26,000
Amortization of senior note discount	235,000	58,000	-
Deferred income tax benefit	(928,000)	(190,000)	-
Gain on extinguishment of debt	(422,000)
Gain on reduction of contingent obligations	(6,300,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,262,000)	(2,191,000)	(183,000)
Prepaid expenses	(178,000)	323,000	220,000
Other current assets	84,000	(94,000)	(32,000)
Accounts payable and accrued expenses	581,000	(423,000)	213,000
Due to affiliates	-	(164,000)
Deferred revenue	185,000	516,000	(2,270,000)
Other liabilities	115,000	49,000	-
Net cash provided by (used in) operating activities	2,591,000	(2,059,000)	2,332,000

Cash flows from investing activities
Acquisition of Isaac Mizrahi Trademarks and related intangible property, and tangible property and equipment		(10,174,000)
Payment of assumed obligation of Seller		(1,500,000)
Purchase of property and equipment	(117,000)	(142,000)	-
Increase in long-term security deposit	(175,000)	-	-
Restricted cash for security deposit	175,000	(175,000)	-
Net cash used in investing activities	(117,000)	(11,991,000)	-

Cash flows from financing activities
Proceeds from term loan		13,500,000
Proceeds from sale of common stock and warrants		4,305,000	-
Proceeds from exercise of warrants	2,000	1,000
Shares repurchased on vesting of restricted stock	(711,000)
Payment of expenses related to equity and recapitalization	(3,000)	(562,000)	-
(Payment) Refund of deferred finance costs	22,000	(472,000)	-
Repayment of lease obligation	(17,000)	(4,000)	-
Repayment of Installment debt obligation	(556,000)
Member distributions	-	-	(2,147,000)
Net cash provided by (used in) financing activities	(1,263,000)	16,768,000	(2,147,000)

Net increase in cash and cash equivalents	1,211,000	2,718,000	185,000

Cash and cash equivalents, beginning of year	2,718,000	-	46,000

Cash and cash equivalents, end of year	$3,929,000	$2,718,000	$231,000

Supplemental disclosure of non-cash information
Warrants issued to Licensee	$23,000
Shares issued in connection with settlement of debt	$180,000
Forfeiture of employee stock grants	$1,000
Restricted stock grants to employees and directors	$4,635,000
Retrospective accounting adjustment increasing deferred tax liability and goodwill		$1,274,000
Value of common stock issued to Sellers as partial consideration in the acquisition of Isaac Mizrahi Business		$9,215,000
Value of common stock issued to Earthbound as partial consideration in the acquisition of Isaac Mizrahi Business		$3,155,000
Issuance of Seller Notes as partial consideration in the acquisition of Isaac Mizrahi Business (net of debt discount - see Note 4)		$5,637,000

Value of Warrants to purchase 364,428 of common stock for $.01 per share issued to Noteholders		$1,214,000
Contingent equity pay-out relating to acquisition of Isaac Mizrahi Business		$15,000,000
Contingent obligations relating to acquisition of Isaac Mizrahi Business		$2,765,000

Assumed Other Long Term liabilities as partial consideration of the Isaac Mizrahi Business		$1,132,000
Deferred tax liability relating to the net tax effect of the excess book value over tax basis of acquired intangible asset		$9,615,000
Deferred tax liability relating to the net tax effect of the Seller Note discount amount		$635,000
Value of equipment and software received from Earthbound		$71,000
Assumed capitalized lease obligation		$24,000

Supplemental disclosure of non-cash information

Supplemental disclosure of cash flow information,
Cash paid during the period for income taxes	$62,000	$-	$-
Cash paid during the period for interest	$1,243,000	$129,000	$175,000

See Notes to Consolidated Financial Statements.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

1.	NATURE OF OPERATIONS, BACKGROUND, BASIS OF PRESENTATION AND REVERSE ACQUISITION

Xcel Brands, Inc. ("XCel", “we”, “our” or the "Company") engages in the design, licensing, and marketing and promotion of the Isaac Mizrahi brands with a focus on a variety of product categories featuring the “Isaac Mizrahi” brands including the trademarks and brands “Isaac Mizrahi New York”, “Isaac Mizrahi”, “IsaacMizrahiLIVE”, Isaac Mizrahi Jeans, and “M” (collectively, the “IM Trademarks”), and the design, marketing and promotion of the Liz Claiborne New York brand (the “LCNY Brand”) with a focus on a variety of product categories under the LCNY Brand sold exclusively through QVC, Inc. (“QVC”).

On September 29, 2011 (the “Closing Date”), the Company, Xcel Brands, Inc., a privately held Delaware corporation (“Old XCel”), Netfabric Acquisition Corp., a Delaware corporation (“Acquisition Corp.”) and wholly-owned subsidiary of the Company, and certain stockholders of the Company entered into an Agreement of Merger and Plan of Reorganization pursuant to which Acquisition Corp. was merged with and into Old XCel, with Old XCel surviving as a wholly-owned subsidiary of the Company (the “Merger” or “Transaction”).   This resulted in the prior owners of Old XCel (the "accounting acquirer") having actual or effective operating control of the Company after the transaction, with the shareholders of NetFabrics (the "legal acquirer") continuing only as passive investors. No goodwill was recognized since Net Fabrics was a Shell Company.

Also in connection with the Merger and related transactions, the Company acquired from IM Ready-Made, LLC (“IM Ready”) (i) the IM Trademarks, (ii) the license agreements related to the IM Trademarks including a license agreement with QVC (the “QVC Agreement”), (iii) design agreements with Fifth & Pacific Companies, Inc. (formerly Liz Claiborne, Inc.)(“FNP”) (the “LCNY Agreement”) and QVC (the “Design Agreement”) to design the LCNY Brand for sale exclusively at QVC and (iv) computers, design software, and other assets related to the licensing and design of the IM Trademarks and the design of the LCNY Brand (together with the IM Trademarks, the LCNY Agreement, the Design Agreement, and all related license agreements the “Isaac Mizrahi Business”).  The Transaction was accounted for as a business combination, whereby the purchase price paid to effect the Transaction was allocated to record acquired assets and assumed liabilities at their fair value as of the acquisition date.

As the Company had limited operations prior to the Merger, the Isaac Mizrahi Business was deemed to be the Predecessor of the Company for financial statement presentation purposes. Accordingly, the accompanying financial statements designate periods preceding the Transaction as relating to the Predecessor and all references to periods after September 29, 2011 (the “Transaction Date”) shall be referred to as relating to the Successor.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Xcel Brands, Inc. and its wholly owned subsidiaries. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with the Securities and Exchange Commission’s (the “SEC”) accounting rules under Regulation S-X. All material intercompany accounts and transactions have been eliminated in consolidation.

Presentation of Predecessor Financial Statements

The financial statements covered by the Predecessor have been prepared for the purpose of complying with the rules and regulations of the U.S. Securities and Exchange Commission. The Isaac Mizrahi Business operated by the Predecessor prior to the Merger (the “Licensing Business”) is not a separate legal entity, thus the financial statements of the Licensing Business are not necessarily indicative of the results of operations that would have occurred if the Licensing Business had been operated as a separate legal entity.

All of the allocations and estimates in the accompanying Predecessor financial statements are based on assumptions that IM Ready and XCel management (collectively “predecessor management”) believe are reasonable, and reasonably approximate the historical costs that the Licensing Business would have incurred as a separate entity. However, these allocations and estimates are not necessarily indicative of the costs and expenses that would have resulted if the Licensing Business had been operated as a separate entity. The allocation of expenses were made to comply with the guidance provided by Staff Accounting Bulletin Topic 1B1, “Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of another Entity”.

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

Fair Value

The Financial Standards Accounting Board’s accounting standard codification (“ASC”) Subtopic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Subtopic 820-10 outlines a valuation framework, creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements, and details the disclosures that are required for items measured at fair value. We have contingent obligations that are required to be measured at fair value on a recurring basis. Our contingent obligations were measured using inputs from level 3 of the fair value hierarchy, which states:

Level 3 – unobservable inputs that reflect our assumptions that market participants would use in pricing assets or liabilities based on the best information available. The Company’s earn-out obligation (detailed in Note 5, Debt) is based upon projected revenues as defined in the Transaction agreements.

Accounts Receivable

Accounts receivable represent amounts that are due to the Company by its licensees and other operating account debtors in the normal course of business. As of December 31, 2012 the Company has $3,428,000 of accounts receivables, net of allowance for doubtful accounts of $25,000, which is deemed sufficient by Management. As of December 31, 2011 the Company had $2,191,000 of accounts receivable, net of allowance for doubtful accounts of $0, of which the entire amount was collected during 2012. The accounts receivable balance includes $699,000 and $377,000 of earned revenue that has been accrued but not billed as of December 31, 2012 and December 31, 2011, respectively.

Property and Equipment

Furniture, equipment and software are recorded at cost and depreciated using the straight-line method over their estimated useful lives, generally three (3) to seven (7) years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the leases. Betterments and improvements are capitalized, while repairs and maintenance are expensed as incurred.

Trademarks, Goodwill and Other Intangible Assets

The Company follows ASC Topic 350” for Intangibles, Goodwill, and Other. Under this standard, goodwill and indefinite lived assets are not amortized. The Company’s definite lived intangible assets are amortized over their estimated useful lives of four years.

Under this standard, the Company annually has the option to first assess qualitatively whether it is more likely than not that there is an impairment. The Company completed its annual qualitative assessment and a separate quantitative analysis of its trademarks, other intangibles and goodwill at December 31, 2012 and determined that no further analysis or impairment charges were required.

Deferred Finance Costs

Costs incurred in connection with debt issued is deferred and amortized as interest expense over the term of the related debt using the effective interest method. The amortization expense is included in interest expense in the consolidated statements of operations.

Contingent Obligations

Management continues to analyze and quantify the expected earn-out payments over the applicable pay-out period.  Management will assess no less frequently than each reporting period the fair value of contingent obligations. Any change in the expected obligation will result in an expense or income recognized in the period in which it is determined the fair market value of the obligation has changed.

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

ASC Topic 740 Accounting for Income Taxes clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. Tax positions shall initially be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a probability of fifty percent (50%) or greater of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts.

The Company has no unrecognized tax benefits as of December 31, 2012 and December 31, 2011. The Company’s U.S. Federal, state and local income tax returns are closed prior to fiscal year 2009 and management continually evaluates expiring statues of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

If applicable, the Company would recognize interest and penalties associated with tax matters as part of the income tax provision, and include accrued interest and penalties with accrued expenses in the consolidated balance sheets.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of a sale arrangement exists, delivery has occurred and services have been rendered, the sales price is fixed and determinable, and collectability is reasonable assured. The Company has two types of revenues: (i) royalties based on the sale of products by its licensees or other contractual partners, and (ii) design and service fees based on services provided. Revenues from royalties are recognized when earned, which includes guaranteed minimum royalties, if any, and additional revenues based on a percentage of sales by our licensees or other contractual partners for each period as defined in each license agreement. Royalties exceeding the guaranteed minimum amounts are recognized as income during the period that corresponds to the licensee’s or partner’s sales.

Design and service fees are recorded and recognized in accordance with the terms and conditions of each design fee contract, including the Company meeting its obligations and providing the relevant services under each contract.  Generally, we record on a straight line basis each base fee as stated in each design fee service agreement for the covered period and, if applicable, we recognize additional payments received that are related to a future period as deferred revenue, until service is provided or revenue is earned.

Concentrations of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivable. We limit our credit risk with respect to cash by maintaining cash balances with quality financial institutions. At times our cash and cash equivalents may exceed federally insured limits. Concentrations of credit risk with respect to accounts receivable are minimal due to the limited amount of outstanding receivables and due to the nature of our royalty revenues. Generally, we do not require collateral or other security to support accounts receivables.

Significant Contracts

QVC Agreement

Pursuant to the QVC Agreement, the Company designs, and QVC sources and sells, various products under the “IsaacMizrahiLIVE” brand.  The IsaacMizrahiLIVE licensing program launched on QVC in 2010, and includes the sale of products across various categories including apparel, footwear, handbags, accessories, kitchen, soft home, and food through QVC’s television media and related internet sites primarily in the United States. The initial term of the QVC Agreement continues through September 30, 2015, and renews automatically for successive one-year periods unless terminated by either party. Under the QVC Agreement, QVC pays the Company fees based primarily on a percentage of QVC's net sales of Isaac Mizrahi branded merchandise. The QVC Agreement also requires that the Company pay to QVC (and/or IM Ready as assignee from QVC), a percentage of the Company’s net royalty revenue from its other licenses related to the IM Brands. Revenues from QVC were approximately $7.7 million for the year ended December 31 2012, representing 59% of the Company’s total revenues. QVC revenues were approximately $1.9 million and $5.4 million for the period from September 29, 2011 to December 31, 2011 (the Successor period) and for the period from January 1, 2011 to September 28, 2011 (the Predecessor periods), respectively, which represents 67% and 62% of total revenues for the Isaac Mizrahi Business, respectively. As of December 31, 2012 and December 31, 2011, the Company had a receivable from QVC in the amount of $1.9 million and $1.8 million representing 55% and 82% of the Company’s account receivable, respectively.

LCNY Agreement

In connection with the acquisition of the Isaac Mizrahi Business, the Company assumed and entered into an amended and restated agreement with FNP dated September 29, 2011, which was amended on January 25, 2013 (collectively the “LCNY Agreement”).  Pursuant to the LCNY Agreement, the Company provides design services to FNP for the “Liz Claiborne New York” brand, which is sold exclusively through QVC. The initial term of the LCNY Agreement continues through July 31, 2013, after which there is an initial renewal term through July 31, 2016, followed by four one-year renewal terms through July 31, 2020, unless otherwise terminated based on the terms of the FNP License Agreement. Under the LCNY Agreement, FNP pays the Company royalties based on a percentage of royalties FNP receives from QVC under a separate license agreement between FNP and QVC (the “FNP License Agreement”). Revenues under the LCNY Agreement totaled approximately $1.7 million for the year ended December 31, 2012, representing approximately 13% of the Company’s total revenues. For the period from September 29, 2011 to December 31, 2011 and the period from January 1, 2011 to September 28, 2011 revenues under the LCNY Agreement totaled approximately $0.4 million and $2.5 million, respectively, representing 13% and 28% of the Company’s total revenues, respectively. The revenues during the Predecessor period includes amortized revenue of $1.7 million for the period from January 1, 2011 to September 28, 2011 that relates to a one-time fee of $9,000,000 that the Predecessor received from FNP in 2009, which was recorded as a deferred royalty payment by the Predecessor. As of December 31, 2012 and December 31, 2011, the Company had a receivable from FNP relating to revenues earned by the Company but not yet due from FNP in the amount of $0.7 million and $0.4 million representing 20% and 18% of the Company’s receivables, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Stock Compensation, by recognizing the fair value of stock-based compensation in the consolidated statement of operations.  Stock-based compensation can include stock options and restricted stock grants.

Stock Options - The fair value of the Company’s stock option awards are estimated using the Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award (The calculation of compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period). The fair value of stock options is amortized over the service period of the awards.

Restricted Stock - Compensation cost for restricted stock is measured using the fair value of the Company’s common stock at the date the common stock is granted. The compensation cost is recognized over the period between the grant date and the date any restrictions lapse. For stock-based awards that vest based on performance conditions (e.g. achievement of certain milestones), expense is recognized when it is probable that the condition will be met.

Advertising Costs

All costs associated with production for the Company’s advertising campaigns are expensed during the periods when the activities take place. All other advertising costs such as print and online media are expensed when the advertisement occurs. The Company incurred no advertising costs for the year ended December 31, 2012 and the period September 29, 2011 to December 31, 2011, respectively.

Operating Leases

Total rent payments under operating leases that include scheduled payment increases and rent holidays are amortized on a straight-line basis over the term of the lease.  Landlord allowances are amortized by the straight-line method over the term of the lease as a reduction of rent expense.

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

Segment Reporting

The Company operates in one segment.

Recently Issued Accounting Standards

In July 2012, the FASB issued ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses, and distribution rights. The standard applies to all public, private, and not-for-profit organizations. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company did early adopt. The adoption of ASU No. 2012-02 did not have a material impact on the Company’s results of operations or the Company’s consolidated financial position.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

3. Trademarks, Goodwill and Other Intangibles

Trademarks, and other intangibles, net consist of the following:

	December 31, 2012	December 31, 2011
Trademarks	$44,500,000	$44,500,000
Licensing agreements	2,000,000	2,000,000
Accumulated amortization, licensing agreements	(665,000)	(136,000)
Net carrying amount	$45,835,000	$46,364,000

The following table presents amortization expense for Licensing Agreements over the remaining useful life:

Year Ending	Carrying Value	Amortization Expense
December 31, 2013	$806,000	$529,000
December 31, 2014	277,000	529,000
December 31, 2015	-	277,000

Amortization expense for intangible assets for the year ended December 31, 2012 and the period from September 29, 2011 to December 31, 2011 is $529,000 and $136,000, respectively. Amortization expense for the Predecessor Periods was nil. The IM Trademarks and related goodwill have been determined to have an indefinite useful life and accordingly, consistent with ASC Topic 350, no amortization has been recorded in the Company's consolidated statements of operations.

In connection with the Company’s acquisition of the Isaac Mizrahi Business, the Company recognized $12,371,000 of goodwill that represents the excess of the purchase price over the fair value of net assets acquired accounted for under the acquisition method of accounting. There was no change in goodwill during 2012.

4.  Acquisition of the Isaac Mizrahi Business

On May 19, 2011, Xcel Brands, Inc. entered into an asset purchase agreement, as amended (the “Purchase Agreement”), with IM Ready, Isaac Mizrahi and Marisa Gardini, pursuant to which the Buyers acquired certain assets of IM Ready, including (i) the “Isaac Mizrahi” brands (including the trademarks and brands “Isaac Mizrahi New York”, “Isaac Mizrahi”, “IsaacMizrahiLIVE” and “M”) (collectively, the “IM Trademarks”), (ii) the license agreements between IM Ready and certain third parties related to the IM Trademarks including the QVC Agreement (together with the IM Trademarks, the “Isaac Mizrahi Business”), (iii) design agreements with FNP (the LCNY Agreement) and QVC (the Design Agreement) to design the “Liz Claiborne New York” brand for sale exclusively at QVC, (iv) computers, design software, and assumption of the operating lease and the related leasehold improvements related to the licensing and design of the IM Trademarks and the design of the Liz Claiborne New York brand and (v) proprietary designs and design process, trade dress, trade names, personal names, images and likenesses, product configuration, corporate names, logos, insignias and slogans and internet domain names, internet websites, and URL’s internet and phone applications and systems.  The parties consummated the asset purchase contemplated by the Purchase Agreement on September 29, 2011.

Pursuant to an agreement between IM Ready and Earthbound, a design and licensing company (the “Earthbound Agreement”), Earthbound had certain rights related to the IM Trademarks and provided certain design services for IM Ready.  In connection with the consummation of the acquisition by the Company of the Isaac Mizrahi Business, XCel and Earthbound entered into a contribution agreement (the “Contribution Agreement”) pursuant to which, on the Closing Date, Earthbound contributed to the Company (i) the Earthbound Agreement and (ii) certain assets relating to the operation of the Isaac Mizrahi Business in exchange for 944,688 shares of Common Stock and also purchased one (1) Unit in the Offering (as defined in Note 6 below).  The closing of the acquisition of the Isaac Mizrahi Business and Earthbound Assets occurred in conjunction with the consummation of the Merger, after which the Company terminated the Earthbound Agreement. Earthbound contributed to the Company, the Earthbound Agreement and certain assets in exchange for 944,688 shares of the Company’s Common Stock valued at $3,155,000 based on the Effective Share Purchase Price.

Pursuant to the Purchase Agreement, at the closing, the Company delivered (i) to IM Ready (a) $9,674,000 in cash, (b) a promissory note (the “Seller Note”) in the principal amount of $7,377,000 and (c) 2,759,000 shares of common stock of the Company (the “IM Ready Stock Consideration”), and (ii) to an escrow agent $500,000 that the escrow agent paid to IM Ready upon resolution of certain obligations of IM Ready and Mizrahi (together, the “Closing Consideration”).  The Company also pre-paid $123,000 of interest on the Seller Note on the Closing Date and registered 1,200,000 of the shares of the IM Ready Stock Consideration in the registration statement which the Company filed with the Securities and Exchange Commission on June 27, 2012

XCel was deemed to be the accounting acquirer of the Isaac Mizrahi Business based on various qualitative and quantitative factors including:

a.	Management of XCel accounts for substantially all of the management of the combined entities. The CEO, CFO, COO and Secretary all continue in the combined entity.
b.	Seven members compose the board of directors. All members were selected by XCel, including one director who was a principal of IM Ready and director who was a principal of Earthbound.
c.	IM Ready granted a proxy to the Company’s board of directors to vote its stock in accordance with the recommendation of the board of directors and Robert W. D’Loren, who was Chairman of the board of directors of XCel and has been designated by the Company’s board of directors to exercise such proxy.
d.	XCel management as a group makes up the largest minority voting group. There is no majority stockholder.

The Company accounts for purchase of the Isaac Mizrahi Business using the acquisition method of accounting.  In accordance with ASC 805, Business Combinations, the total purchase consideration is allocated to certain net tangible and identifiable intangible assets acquired, and liabilities assumed, based on their estimated fair values as of September 29, 2011.

The purchase price for the acquisition is being allocated as follows:

Components of purchase price:

Cash paid at closing	$9,674,000
Cash deposited with escrow agent	500,000
3,703,688 shares of common stock of the Company valued at $3.34 per share	12,370,000
Seller Note	7,377,000
Seller Note discount (See Note 5, Debt)	(1,740,000)
Contingent obligations – Due to Seller	17,766,000
Long term installment obligation (Earthbound) (See Note 5, Debt)	1,132,000
Seller Licensee obligation assumed and paid at closing	1,500,000
Total purchase price	$48,579,000

Allocation of purchase price:

Trademark and other related intangible assets	$46,500,000
Goodwill	12,371,000
Property, furniture and equipment	1,233,000
Deferred tax liability	(11,525,000)
Total assets acquired	$48,579,000

Intangible assets were valued using an income approach which capitalizes the anticipated income from the related intangible assets.. The trademarks acquired are considered to have an indefinite life and are not subject to amortization. Value allocated to contracts is amortized on a straight line basis over the estimated remaining life of the contracts.

In connection with the Company’s acquisition of the Isaac Mizrahi Business, the consolidated balance sheet as of December 31, 2011 has been recast to include retrospective purchase accounting adjustments. The purchase accounting adjustments pertain to measurement period adjustments based on the final computation of the tax basis of the assets acquired by the Company related to the Isaac Mizrahi Business, as well as a change in the allocation of revenues among state and local tax jurisdictions.

The effect on the consolidated balance sheets at December 31, 2011, as a result of the recast, is an increase to goodwill of $1,274,000 to $12,371,000 and an increase to the deferred tax liability, related to the acquired intangibles of $1,274,000. There is no effect on the consolidated statements of cash flows or the consolidated statements of operations for the year ended December 31, 2012 or the period from September 29, 2011 to December 31, 2011.

In addition to the Closing Consideration and the escrowed funds, IM Ready will be eligible to earn additional shares of Common Stock with a value of up to $7,500,000 (the “Earn-Out Value”) each year for four consecutive years after the Closing Date, with the number of shares to be issued based upon the greater of (i) $4.50 and (ii) average stock price for the last twenty days in such period and with such earn-out payment contingent upon the Isaac Mizrahi Business achieving the “Net Royalty Income” targets set forth below during those years.  The Earn-Out Value is payable solely in stock.  In accordance with ASC Topic 480 "Distinguishing Liabilities from Equity", the earn-out obligation is treated as a liability in the accompanying consolidated balance sheets because of the variable number of shares payable under the agreement. Under the Purchase Agreement, “Net Royalty Income” means booked revenue for the Isaac Mizrahi Business, less the sum of advertising royalties, commissions paid to third parties, payments under royalty sharing or participation agreements, and international withholding (solely to the extent the Buyers are unable to claim a federal tax credit with respect to such international withholding) and other transfer taxes, in each case to the extent related to such booked revenue, calculated in accordance with U.S. GAAP; provided, however, that, (i) Net Royalty Income shall not include any deferred revenues recognized during the period for which Net Royalty Income is being calculated for which the Buyers have not received the related payment, and (ii) in the event of the termination of a license agreement with respect to the Isaac Mizrahi Business, the calculation of Net Royalty Income shall not include any revenue accelerated as a result of termination for which termination the Buyers have not received the related payment. The earn-out value was valued at $15,000,000 at the acquisition date of the Isaac Mizrahi Business (the “Earn-Out Obligation”). This amount was based on projected royalties during the Royalty Target Periods and the aggregate amount of earn-out consideration due for each Royalty Target Period. See Note 5, Debt for details on the changes to the Earn-Out Obligation since the Closing Date.

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

The QVC Earn-Out payment requires the Company to pay IM Ready $2,765,000, payable in cash or Common Stock, at the Company’s option, contingent upon the Isaac Mizrahi Business receiving aggregate net royalty income of at least $2,500,000 from QVC, Inc. in the twelve-month period ending on the four year anniversary of the Closing Date with such stock based upon the greater of (x) $4.50 and (y) fair market value of the common stock at the time of such issuance (the “QVC Earn-out’).  The 4th anniversary from the date of the closing is September 29, 2015.   The QVC Agreement current term runs through September 30, 2015.  Management has determined that it is probable that the $2.5 million in net royalty income from QVC will be met. In accordance with ASC Topic 480 "Distinguishing Liabilities from Equity", the earn-out obligation is treated as a liability in the accompanying consolidated balance sheets because of the variable number of shares payable under the agreement. Management will assess no less frequent than each reporting period the status of this contingent obligation.  Any change in the expected obligation will result in an expense or income in the period in which it is determined fair market value has changed.  Since the Closing date, there has been no change in the QVC Earn-out and the obligation was $2,765,000 as of December 31, 2012 and December 31, 2011.

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

The following unaudited pro-forma information presents a summary of the Company’s consolidated results of operations as if the acquisition of the Isaac Mizrahi Business and the related financing had occurred on January 1, 2011.  These pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have occurred on January 1, 2011, or which may result in the future.

(Unaudited)
Year Ended December 31, 2011
Total Revenues	$11,375,000

Net Income	$1,082,000

Weighted average number of common shares outstanding
Basic	5,750,259
Diluted	6,546,252
Basic earnings per common share	$0.19
Diluted earnings per common share	$0.17

5.  Debt

The Company’s net carrying amount of debt is comprised of the following:

	December 31,
	2012	2011
Term Note	$12,579,000	$12,344,000
Seller Note	6,306,000	5,765,000
Installment debt obligation	-	1,158,000
Contingent obligation – due to seller	11,466,000	17,765,000
Total	30,351,000	37,032,000
Current portion	1,350,000	44,000
Total long term liabilities	$29,001,000	$36,988,000

Term Loan

On September 29, 2011, and as amended on November 21, 2012, IM Brands, a wholly-owned subsidiary of the Company, entered into a five year senior secured facility (the “Loan”) with Midmarket Capital Partners, LLC (“MidMarket”) and Noteholders in the aggregate principal amount of $13,500,000. The Loan is secured by all of the assets of IM Brands, LLC and the Company’s membership interests in IM Brands, LLC.

The principal amount of the Loan is payable quarterly as follows:  0% until January 5, 2013, 2.5% each quarter from January 5, 2013 through October 5, 2013; 3.75% each quarter from January 5, 2014 through October 5, 2014; 6.25% each quarter from January 5, 2015 through October 5, 2015; and 12.5% each quarter from January 5, 2016 through the maturity date, which is the date that is 5 years after the Closing Date.

Annual principal obligations are as follows:

Year Ending December 31,
2013	$1,350,000
2014	2,025,000
2015	3,375,000
2016	6,750,000
Total	$13,500,000

The interest rate on the loan is a fixed rate of 8.5%, payable in cash quarterly.

Optional Prepayment.  IM Brands may prepay the Loan in whole or in part in increments of $500,000, provided that IM Brands pay the following premiums in connection with the prepayment:

Period	Applicable Premium
Prior to September 29, 2013	2%
After September 29, 2013 and prior to September 29, 2014	1%
After September 29, 2014	0%

Mandatory Prepayments.   IM Brands is required to prepay the Loan under the following conditions:  (1) if certain indebtedness is incurred by the Company; (2) if IM Brands undertakes certain asset sales or sales of capital stock, with limited exceptions; or (3) if there is a payment of the benefits of a life insurance policy for Isaac Mizrahi held by the Company.

Excess Cash Flow Sweep.   In addition to the Mandatory Prepayments described above, if for any fiscal year ending on or subsequent to December 31, 2013, there is excess cash flow (as defined in the Loan agreements) for such year, then on the payment date following the end of such year, IM Brands is required to make a principal payment on the Loan equal to the lesser of (i) 50% of the excess cash flow or (ii) the positive result of the unencumbered cash and cash equivalents of the Company minus the greater of (x) the Excess Liquidity as set forth in the financial covenant table below) required to be maintained by IM Brands at such time plus $500,000, and (y) $3,000,000. For the period ended December 31, 2012 and December 31, 2011, there was no Excess Cash Flow Sweep payment due.

Lender Warrants. On September 29, 2011, the Company issued to the Noteholders seven year warrants (the “Lender Warrants”) to purchase 364,428 shares of the Common Stock, representing 5% of the Common Stock outstanding as of the Closing Date on a fully diluted basis.  The warrants have an exercise price of $0.01 and contain a cashless exercise provision.  The Company granted to the holders of the Lender Warrants piggy-back registration rights with respect to the shares of Common Stock issuable upon exercise of the Lender Warrants.  The carrying value of the Term Loan has been reduced by the market value of the warrants, equal to $3.33 per share.  The Company used the Black-Scholes option valuation model method to determine valuation of the warrants.  The amount of the original loan discount is $1,214,000, resulting in an initial net Loan balance of $12,286,000.  The Loan balance as of December 31, 2012 and December 31, 2011 was $12,579,000 and $12,344,000, respectively, net of loan discount of $921,000 and $1,156,000, respectively.

Financial Covenants.  So long as the Loan remains unpaid or unsatisfied, IM Brands shall not, and shall not permit any of its subsidiaries to, directly or indirectly:

1.	Minimum Liquidity . Permit excess liquidity to be less than the amount set forth below during each applicable period set forth below:

Periods	Excess Liquidity
September 29, 2011 through December 31, 2011	$1,500,000
January 1, 2012 through March 31, 2012	$1,750,000
April 1, 2012 through June 30, 2012	$2,250,000
July 1, 2012 through September 30, 2012	$2,750,000
October 1, 2012 through December 31, 2012	$3,000,000
January 1, 2013 through June 30, 2013	$2,500,000
July 1, 2013 through September 30, 2013	$3,250,000
October 1, 2013 through March 31, 2014	$3,500,000
April 1, 2014 through June 30, 2014	$3,750,000
July 1, 2014 and thereafter	$4,000,000

2.	Capital Expenditures . Permit the aggregate amount of capital expenditures to exceed $400,000 (whether or not financed) per year.

3.	Consolidated Fixed Charge Coverage Ratio . Permit the consolidated fixed charge coverage ratio as of the end of each of the fiscal quarters ending on the dates (or for the periods) set forth for the period of four fiscal quarters ending on such dates (or for the periods) below to be less than the ratio set forth below opposite such period:

Trailing Four Fiscal Quarters Ending	Minimum Fixed Charge Coverage Ratio
September 30, 2012 and December 31, 2012	1.90 to 1.00
March 31, 2013 and June 30, 2013	1.60 to 1.00
September 30, 2013, December 31, 2013, March 31, 2014, June 30, 2014 and September 30, 2014	1.50 to 1.00
December 31, 2014 and March 31, 2015	1.30 to 1.00
June 30, 2015 and thereafter	1.15 to 1.00

4.	Consolidated Total Leverage Ratio . Permit the consolidated total leverage ratio as of the end of each of the fiscal quarters ending on the dates (or for the periods) set forth for the period of four fiscal quarters ending on such dates (or for the periods) below to be greater than the ratio set forth below opposite such period:

Trailing Four Fiscal Quarters Ending	Maximum Consolidated Leverage Ratio
September 30, 2012 and December 31, 2012	3.50 to 1.00
March 31, 2013	3.30 to 1.00
June 30, 2013 and September 30, 2013	3.00 to 1.00
December 31, 2013	2.75 to 1.00
March 31, 2014	2.25 to 1.00
June 30, 2014 and thereafter	2.00 to 1.00

5.	Minimum Consolidated EBITDA . Permit consolidated EBITDA (as defined in the Loan Agreement) as of the end of each of the fiscal quarters ending on the dates set forth for the period of four fiscal quarters ending on such dates below to be less than the amount set forth opposite such quarter in the table below; provided that for the fiscal quarters ended on December 31, 2011, March 31, 2012 and June 30, 2012, such periods shall be one fiscal quarter, two fiscal quarters and three fiscal quarters, respectively:

Fiscal Quarter	Consolidated EBITDA
December 31, 2011	$250,000
March 31, 2012	$1,250,000
June 30, 2012	$2,500,000
September 30, 2012	$4,000,000
December 31, 2012 and March 31, 2013	$4,250,000
June 30, 2013	$4,500,000
September 30, 2013	$4,750,000
December 31, 2013 and thereafter	$5,000,000

6.	Dividend Restrictions . Permit any cash dividends or any other equity distributions.

7.	Restricted Cash Payments . Permit any cash payments for the Seller Note or any contingent earn-out obligations.

As of December 31, 2012, the Company and IM Brands, LLC were in full compliance with all of the covenants under the Loan.

Seller Note

Pursuant to the Purchase Agreement, at the closing, the Company delivered to IM Ready a promissory note (the “Seller Note”) in the principal amount of $7,377,000.  The stated interest rate of the Seller Note is 0.25%.  Management has determined that this rate is below the Company’s expected borrowing rate, which is 9.25%.  Therefore, the Company has discounted the Seller Note by $1,740,000 using a 9.0%, imputed annual interest rate, resulting in an initial value of $5,637,000.  In addition, the Company pre-paid $123,000 of interest on the Seller Note on the Closing Date.  The discount is amortized into (increases) the basis of the Seller Note over the term of the Seller Note. The Seller Note balance at December 31, 2012 and December 31, 2011 was $6,306,000 and $5,765,000, respectively.

The Seller Note initially matures on September 29, 2014 (the “Maturity Date”) subject to extension as described below (the date to which the maturity date of the Seller Note is extended is referred to as the “Subsequent Maturity Date”).  We have the right to pay the Seller Note at the Maturity Date in cash or, subject to the following conditions, in shares of Common Stock.  If we elect to repay the outstanding principal amount of the Seller Note on the Maturity Date by issuing shares of Common Stock, the number of shares issuable will be obtained by dividing the principal amount of the Seller Note then outstanding by the greater of (i) the fair market value of the Common Stock on the Maturity Date and (ii) $4.50 subject to certain adjustments; provided, however, that if the fair market value of the Common Stock is less than $4.50 as adjusted, IM Ready will have the option to extend the maturity of the Seller Note to the Subsequent Maturity Date. If the maturity date of the Seller Note is so extended, IM Ready will have the option to convert the Seller Note into Common Shares based on the greater of (i) the fair market value of the Common Stock on the Subsequent Maturity Date and (ii) $4.50, subject to certain adjustments. If the maturity date of the Seller Note is extended, we will also have the option to repay the outstanding principal amount of the Seller Note on the Subsequent Maturity Date in cash or by issuing the number of shares of Common Stock obtained by dividing the principal amount of the Note outstanding on the Subsequent Maturity Date by the fair market value of the Common Stock on the Subsequent Maturity Date.  In addition, at any time the Seller Note is outstanding, we have the right to convert the Note, in whole or in part, into the number of shares of Common Stock obtained by dividing the principal amount to be converted by the fair market value of the Common Stock at the time of the conversion, so long as the fair market value of our Common Stock is at least $4.50.

Long Term Installment Obligations

As part of the Transaction, the Company assumed an obligation of IM Ready that pays Earthbound a payment of $1,500,000, with such amount payable over the next five years. The five-year obligation was non-interest bearing and the Company discounted the amount of the installment obligation by a 9.25% imputed annual interest rate, resulting in an initial value of $1,132,000.

On November 21, 2012, the Company entered into settlement agreement with Earthbound to satisfy the remaining obligation for $537,500 in cash and 60,000 shares of Common stock, valued on that date at $180,000. The total settlement consideration of $717,000 compared with a carrying value on the date of settlement of $1,139,000 resulted in the recognition of a $422,000 gain on extinguishment of debt in its December 31, 2012 consolidated statement of operations. The balance of the Installment Obligation at December 31, 2012 and December 31, 2011 was $0 and $1.2 million, respectively.

Contingent Obligations

Earn-out obligation

IM Ready is eligible to earn additional shares of Common Stock with a value of up to $7,500,000 (the “Earn-Out Value”) each year for the next three consecutive 12-month periods ending September 30, 2013, 2014 and 2015, with the number of shares to be issued based upon the greater of (i) $4.50 per share and (ii) the average stock price for the last twenty days in such period, and with such earn-out payment contingent upon the Isaac Mizrahi Business achieving net royalty income targets set forth below during those years. IM Ready was eligible to earn additional shares of Common Stock for the fiscal year ended September 30, 2012, but did not meet the minimum net royalty income target. The Earn-Out Obligation of $8.7 million and $15.0 million are recorded as long term liabilities on the Company’s Consolidated Balance Sheets at December 31, 2012 and December 31, 2011, respectively (the “Earn-Out Obligation”). The $6.3 million reduction was recorded as a gain on reduction of contingent obligations in the Company’s December 31, 2012 consolidated statement of operations. The reduction in the Earn-Out Obligation during the 4th quarter 2012 was based primarily on a revision of projected future net royalty income related to the Isaac Mizrahi brand. Any future change in the Earn-Out Obligation will result in an expense or income in the period in which it is determined fair market value of the carrying value has changed.  The royalty targets and percentage of the potential earn-out value are as follows:

ROYALTY TARGET PERIODS	ROYALTY TARGET	EARN-OUT VALUE

First Royalty Target Period (October 1, 2011 to September 30, 2012)	$16,000,000	$7,500,000
Second Royalty Target Period (October 1, 2012 to September 30, 2013)	$20,000,000	$7,500,000
Third Royalty Target Period (October 1, 2013 to September 30, 2014)	$22,000,000	$7,500,000
Fourth Royalty Target Period (October 1, 2014 to September 30, 2015)	$24,000,000	$7,500,000

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

QVC Earn-out

The QVC Earn-Out payment requires the Company to pay IM Ready $2.8 million, payable in cash or Common Stock, at the Company’s option, contingent upon the Isaac Mizrahi Business receiving aggregate net royalty income of at least $2.5 million from QVC in the twelve-month period ending September 30, 2015 with such stock based upon the greater of (x) $4.50 per share, and (y) the average stock price for the last twenty days prior to the time of such issuance (the “QVC Earn-out’). The current term of the QVC Agreement runs through September 30, 2015.  Management has determined that it is probable that the $2.5 million in net royalty income from QVC will be met. In accordance with ASC Topic 480 "Distinguishing Liabilities from Equity", the earn-out obligation is treated as a liability in the accompanying consolidated balance sheet because of the variable number of shares payable under the agreement. Management will assess no less frequently than each reporting period the status of this contingent obligation.  Any change in the expected obligation will result in an expense or income in the period in which it is determined fair market value has changed.

As of December 31, 2012 the Earn-Out Obligation is $8.7 million and the QVC Earn-Out is $2.8 million, which combined equals $11.5 million and represents the total contingent obligation to IM Ready.

6.  Stockholders’ Equity

 The Merger

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

On September 28, 2011, NetFabrics filed an amendment to its certificate of incorporation and affected a 1 for 520.5479607 reverse stock split such that holders of its Common Stock prior to the Merger held a total of 186,811 shares of Common Stock and options and warrants to purchase 1,064 shares of Common Stock immediately prior to the Merger.  After giving effect to the Merger, the Offering (see definition below), the Loan and the transactions related thereto (all as defined and described herein), there were 5,743,319 shares of common stock issued and outstanding as of the Closing Date.  All numbers of shares and per share amounts of Common Stock referenced herein are on a post-split basis.

Additionally, 20,000 of the shares of Common Stock held by Beaufort Ventures, PLC, a principal stockholder of the Company prior to the Merger, were held in escrow, which the Company released to Beaufort Ventures, PLC in consideration of satisfying an outstanding tax liability.  As additional consideration for the Merger, Old XCel paid $125,000 at the Closing to the then-current counsel of NetFabrics in order to extinguish certain remaining liabilities of the Company immediately preceding the Merger.

Private Placement

Simultaneously with the closing of the Merger, and pursuant to a subscription agreement (the “Subscription Agreement”) between the Company and certain accredited investors (the “Investors”) named in the Subscription Agreement, the Company completed an offering (the “Offering”), raising proceeds of $4,305,000, through the sale of 8.61 units (each, a “Unit,” and collectively, the “Units”), each Unit consisting of One Hundred Thousand (100,000) shares of Common Stock and a Warrant to purchase Fifty Thousand (50,000) shares of Common Stock, at an exercise price of $0.01 per share (the “Warrants” and together with the Common Stock the “Securities”) at a price of $500,000 per Unit.  Certain executive officers and their affiliates purchased 4.25 Units in the Offering on the same terms and conditions as other Investors (the “Insider Participation”).

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

Registration Requirements

The Company included 1,200,000 of the shares of Common Stock issuable to IM Ready on the Closing Date in the Registration Statement filed with the Securities and Exchange Commission on July 26, 2012.

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

2011 Equity Incentive Plan

The Company’s 2011 Equity Incentive Plan (the “Plan”) is designed and utilized to enable the Company to offer its employees, officers, directors, consultants and others whose past, present and/or potential contributions to the Company have been, are or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company. The Company, with the approval of a majority of its shareholders and Board of Directors, amended and restated the Plan effective November 26, 2012. A total of 5,000,000 shares of common stock are eligible for issuance under the Plan. The Plan provides for the grant of any or all of the following types of awards: stock options, restricted stock, deferred stock, stock appreciation rights and other stock-based awards. The Plan will be administered by the Board, or, at the Board's discretion, a committee of the Board.

On October 17, 2011, the Company granted options to purchase 250,000 shares of Common Stock to the board members.  33.33% vested immediately, 33.33% vested on the first anniversary of the grant and the 33.34% vest on the second anniversary of the grant.  As of December 31, 2012, options to purchase 166,670 shares have vested of which none have been exercised.

On October 21, 2011, the Company granted to its employees (non-management) options to purchase 17,125 shares of Common Stock and issued 17,125 shares of restricted stock grants. The employee stock options and restricted stock grants vested 50% on the first anniversary of the grant and vest 50% on the second anniversary of the grant.  Of these awards, 875 options and 875 restricted stock grants were forfeited, and reverted to, and are eligible for re-grant under the Plan. As of December 31, 2012, options to purchase 8,188 shares have vested of which none have been exercised. As of December 31, 2012, restrictions on 8,188 shares have lapsed.

On April 17, 2012, the Company issued to management an aggregate of 1,100,000 shares of restricted stock. The vesting date of 1,025,000 shares of restricted stock was November 15, 2012, provided, however, that each such grantee has the right to extend the vesting date by six-month increments in his or her sole discretion, prior to the date the restrictions would lapse. The vesting date of 37,500 shares of restricted stock is May 15, 2013, provided however, the executive has the right to extend the vesting date by six-month increments in his sole discretion, prior to the date the restrictions would lapse. The vesting date of 37,500 shares of restricted stock is May 15, 2014, provided however, the executive has the right to extend the vesting date by six-month increments in his sole discretion, prior to the date the restrictions would lapse. As of December 31, 2012, restrictions on 509,488 shares have lapsed. On November 15, 2012, the Company repurchased 209,623 shares upon vesting of restricted stock in satisfying the grantees tax withholding obligation.

Also, on April 17, 2012, the Company issued 50,000 shares of restricted stock to a non-executive employee. The vesting date of the 50,000 shares of restricted stock was November 15, 2012, provided however, the employee has the right to extend the vesting date by nine-month increments in her sole discretion, prior to the date the restrictions would lapse. As of December 31, 2012, restrictions on 24,916 shares have lapsed. On November 15, 2012 the Company repurchased 8,540 shares upon vesting of restricted stock in satisfying the grantees tax withholding obligation.

On May 1, 2012, the Company granted options to purchase an aggregate of 105,500 shares of Common Stock to non-executive employees of the Company. The exercise price per share of the options is $3.00 per share, and 50% of the options will vest on each of the first and second anniversaries of the grant date. Of these awards, 26,750 options were forfeited, and reverted to, and are eligible for re-grant under the Plan.

On June 1, 2012, the Company issued to non-management directors 138,335 shares of restricted stock. The vesting date of 138,335 shares of restricted stock was December 1, 2012, provided, however, that each such grantee has the right to extend the vesting date by six-month increments in his sole discretion, prior to the date the restrictions would lapse. As of December 31, 2012, restrictions on 53,995 shares have lapsed. On November 15, 2012 the Company repurchased 18,870 shares on vesting of restricted stock in satisfying the grantees tax withholding obligation.

On June 1, 2012, the Company issued to management 242,775 shares of restricted stock. The vesting date of 242,775 shares of restricted stock was December 1, 2012, provided, however, that each such grantee has the right to extend the vesting date by six-month increments in his sole discretion, prior to the date the restrictions would lapse. As of December 31, 2012, none of these shares have vested.

Stock Options and Warrants

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

The fair value for these options and warrants for all years was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	The Year Ended December 31, 2012	The Period September 29, 2011 to December 31, 2011
Expected Volatility (i)	39-40%	35-42%
Expected Dividend Yield	0%	0%
Expected Life (Term) (ii)	4-5 years	3 – 5.75 years
Risk-Free Interest Rate	0.70 – 0.80%	0.42% - 0.98%

(i)	Due to the Company’s limited trading activity, the Company used the average volatility of companies in its industry.
(ii)	Due to the Company’s limited history, the expected life of options was calculated using the ‘simplified method’ in accordance Staff accounting bulletin (“SAB”) Topic 14.02 in accordance with SAB no. 110.

Stock Options

The options that the Company granted under the Plan expire at various times, either five, seven or ten years from the date of grant, depending on the particular grant.

Summary of the Company’s stock options for the year ended December 31, 2012 and for the period September 29, 2011 to December 31, 2011 are as follows:

		Weighted-Average
	Options	Exercise Price
Outstanding at September 29, 2011	-	$-
Granted	267,125	5.00
Canceled	-	-
Exercised	-	-
Expired/Forfeited	-	-
Outstanding at December 31, 2011	267,125	5.00
Granted	105,500	3.00
Canceled	-	-
Exercised	-	-
Expired/Forfeited	(27,625)	(3.06)
Outstanding and expected to vest at December 31, 2012	345,000	$4.54
Exercisable at December 31, 2012	174,858	$5.00

The preceding table does not include options to purchase 576 shares of Common Stock for $728 per share issued under the Company’s former equity plan. The Company does not expect to issue any equity awards under this plan.

The weighted average grant date fair value per share of options granted during the year ended December 31, 2012 and the period from September 29, 2011 to December 31, 2011 was $0.99 and $0.43.

The weighted average contractual term (in years) of options outstanding as of December 31, 2012 and 2011, were 4.74 and 5.11 respectively. The weighted average contractual term (in years) of options exercisable as of December 31, 2012 and 2011, were 4.03 and 4.79 respectively.

The aggregate intrinsic value is calculated as the difference between the market price of the Company’s common stock as of December 31, 2012 and the exercise price of the underlying options. At December 31, 2012 and 2011 the aggregate intrinsic value of options outstanding was less than zero, respectively.  In addition, at December 31, 2012 and 2011, the aggregate intrinsic value of options exercisable was less than zero, respectively.  There were no unamortized options as of December 31, 2011. There were no options exercised for the year ended December 31, 2012 and the period from September 29, 2011 to December 31, 2011.

Compensation expense related to stock option grants for the year ended December 31, 2012 and the period September 29, 2011 to December 31, 2011 was $65,000 and $44,000, respectively.  There was no compensation expense for the Predecessor period. An additional amount of $83,000 is expected to be expensed over a period of 16-months from January 1, 2013 through April 30, 2014.

Warrants

Management Warrants -

On September 29, 2011, the Company issued to management warrants to purchase 463,750 shares of common stock. The warrants are exercisable in whole or in part, at an exercise price of $5.00 per share (“Exercise Price”).  The warrants consist of (1) immediately exercisable warrants to purchase 363,750 shares of common stock, beginning on the date of issuance and ending of the tenth anniversary of the Closing Date and (2) 100,000 shares issuable upon exercise of warrants subject to 50% of such warrants vesting on each of the first two anniversaries from the Closing Date, and expiring on the tenth anniversary of the Closing Date.  Upon the expiration of the warrant exercise periods, the warrants will expire and become void and worthless. As of December 31, 2012, none of these warrants have been exercised.

Investor Warrants -

As part of the Offering, we issued warrants to purchase 430,500 shares of common stock to investors in the Offering.  The warrants are exercisable in whole or in part, at an exercise price of $0.01 per share.  The warrants may be exercised at any time upon the election of the holder, beginning on the date of issuance and ending on the fifth anniversary of the Closing Date.  Upon the expiration of the warrant exercise period, the Warrants will expire and become void and worthless.

A summary of the Company’s warrants for the year ended December 31, 2012 and for the period September 29, 2011 to December 31, 2011 is as follows:

		Weighted-Average
	Warrants	Exercise Price
Outstanding at September 29, 2011	1,065	$0.52
Granted	1,268,478	1.88
Canceled	-	-
Exercised	(50,000)	(0.01)
Expired/Forfeited	-	-
Outstanding at December 31, 2011	1,219,543	1.95
Granted	75,000	5.50
Canceled	-	-
Exercised	(162,500)	(0.01)
Expired/Forfeited	-	-
Outstanding at December 31, 2012	1,132,043	$2.47
Exercisable at December 31, 2012	1,082,043	$2.35

Compensation expense related to warrants grants for the year ended December 31, 2012 and the period September 29, 2011 to December 31, 2011 was $44,000 and $324,000, respectively.  There was no compensation expense for the Predecessor period. An additional amount of $33,000 is expected to be expensed over a period of 9 months.

The Company values other warrants issued to non-employees at the commitment date at the fair market value of the instruments issued, a measure which is more readily available than the fair market value of services rendered, using the Black-Scholes model. The fair market value of the instruments issued is expensed over the vesting period.

The Company issued to a licensee warrants to purchase 75,000 shares of common stock with an exercise price of $5.50 per share and a term of 5-years. Compensation expense related to warrants in connection with the licensing agreement is amortized over the 5-year initial term of the license agreement and is recorded as a discount to licensing revenues. The stock-based licensing revenue-discount for the year ended December 31, 2012 and the period September 29, 2011 to December 31, 2011 was $5,000 and $1,000, respectively.  There was no compensation expense prior to the Successor period. An additional amount of $17,000 is expected to be amortized over a period of 45 months from January 1, 2013 through September 30, 2016.

On September 29, 2011, the Company issued to the Noteholders seven-year warrants (the “Lender Warrants”) to purchase 364,428 shares of the Common Stock, representing 5% of the Common Stock outstanding as of the Closing Date on a fully diluted basis.  The warrants have an exercise price of $0.01 and contain a cashless exercise provision.   The carrying value of the Term Loan has been reduced by the market value of the warrants, equal to $3.33 per share.  The Company used the Black-Scholes option valuation model method to determine valuation.  The amount of the original loan discount is $1,214,000, resulting in an initial net loan balance of $12,286,000.  The loan discount is being amortized over the 5-year term of the Loan and is recorded as other interest and finance charges in the Company’s Consolidated Statements of Operations. The other interest and finance charges related to the Lender Warrants for the year ended December 31, 2012 and the period September 29, 2011 to December 31, 2011 were $235,000 and $58,000, respectively.

Restricted Stock

Compensation cost for restricted stock is measured using the fair value of the Company’s common stock at the date the common stock is granted. The compensation cost, net of projected forfeitures, is recognized over the period between the grant date and the date any restrictions lapse, with compensation cost for grants with a graded vesting schedule recognized using the treasury method. The restrictions do not affect voting and dividend rights.

A summary of the Company’s restricted stock for the year ended December 31, 2012 and for the period September 29, 2011 to December 31, 2011 is as follows:

	Restricted Shares	Weighted- Average Grant Date Fair value
Outstanding at September 28, 2011	-	$-
Granted	17,125	3.34
Canceled	-	-
Vested	-	-
Expired/Forfeited	-	-
Outstanding at December 31, 2011	17,125	3.34
Granted	1,544,943	3.00
Canceled	-	-
Vested	(596,586)	3.00
Expired/Forfeited	(875)	3.34
Outstanding at December 31, 2012	964,607	$3.00

Compensation expense related to restricted stock grants for the year ended December 31, 2012 and the period September 29, 2011 to December 31, 2011 was $4,514,000 and $5,000, respectively.  There was no compensation expense for the Predecessor period. An additional amount of $170,000 is expected to be expensed over a period of 17-months from January 1, 2013 through May 31, 2014.

The following table provides information with respect to purchases by the Company of shares of its common stock during the fiscal 2012. There were no purchases of its common stock by the Company for the period September 29, 2011 to December 31, 2011.

Date	Total Number of Shares Purchased (a)	Average Price Paid per Share	Number of Shares Purchased as Part of Publically Announced Plan	Fair value of re-purchased shares
November 15, 2012	218,163	$3.00	-	$654,000
December 1, 2012	18,870	3.00	-	56,000
Total	237,033	$3.00	-	$710,000

(a)	All of the shares in the proceeding table were originally granted to employees and directors as restricted stock pursuant to the Company’s Plan. The shares reflected above were relinquished by employees and directors in exchange for the Company’s agreement to pay federal and state and local withholding obligations on behalf of such employees and directors on the vesting of restricted stock.

Shares Available Under the Company’s 2011 Equity Incentive Plan

At December 31, 2012 there were 3,330,840 common shares available for issuance under the Plan.

Shares Reserved for Issuance

At December 31, 2012 there were 4,808,459 common shares reserved for issuance pursuant to unexercised warrants and stock options, and availability for issuance under the Plan.

Dividends

The Company has not paid any dividends to date.

7. Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of restricted stock-based awards and common shares issuable upon exercise of stock options and warrants. The difference between basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and warrants outstanding were exercised have been converted into common stock.

For the year ended December 31, 2012, 345,000 shares issuable upon exercise of options and 548,550 shares issuable upon exercise of warrants were excluded from the calculation of earnings per share because they were anti-dilutive. For the period September 29, 2011 to December 31, 2011, the diluted and basic weighted average shares were the same due to the net loss reported.

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Successor	Successor	Predecessor
	Year Ended December 31, 2012	Period September 29, 2011 to December 31, 2011	Period January 1, 2011 to September 28, 2011
Basic	6,936,452	5,770,266	N/A
Effect of exercise of warrants	641,109	N/A	N/A
Diluted	7,577,561	N/A	N/A

8. Commitments and Contingencies

Leases

We lease our current facility under an operating lease expiring on February 28, 2016. The future minimum non-cancelable lease payments are as follows:

Lease Payments
Year ending December 31, 2013	$555,000
Year ending December 31, 2014	584,000
Year ending December 31, 2015	601,000
Year ending December 31, 2016	102,000
Total future minimum lease payments	$1,842,000

The lease requires the Company to pay additional rents by virtue of increases in the base taxes and other costs on the property. Additional rents have not been material. Total rent expense was $619,000 and $145,000 for the year ended December 31, 2012 and the period September 29, 2011 to December 31, 2011, respectively (the Successor periods). Rent expense for the period January 1, 2011 to September 28, 2011 (the Predecessor periods) was $436,000.

The Company has contracts with certain executives and key employees. The future minimum payments under these contracts are:

Employment Contract Payments
Year ending December 31, 2013	$2,673,000
Year ending December 31, 2014	2,303,000
Total future minimum employment contract payments	$4,976,000

In addition to the employment contract payments stated above, the Company’s employment contracts with certain executives and key employees contain performance based bonus provisions. These provisions include bonuses based on the Company achieving revenues in excess of established targets and/or on operating results.

9. Income taxes

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

The income tax provision (benefit) for federal, and state and local income taxes in the consolidated statements of operations consists of the following:

	Successor	Successor	Predecessor
	Year Ended December 31, 2012	Period September 29, 2011 to December 31, 2011	Period January 1, 2011 to September 28, 2011
Current:
Federal	$109,000	$-	$-
State and local	53,000	-	175,000
Total current	162,000	-	175,000

Deferred:
Federal	(754,000)	(178,000)	-
State and local	(174,000)	(12,000)	-
Total deferred	(928,000)	(190,000)	-
Total provision (benefit)	$(766,000)	$(190,000)	$175,000

The reconciliation of income tax computed at the Federal and state statutory rate to the Company’s loss before taxes are as follows:

	Successor	Successor	Predecessor
	Year Ended December 31, 2012	Period September 28, 2011 to December 31, 2011	Period January 1, 2011 to September 28, 2011
U.S. statutory federal rate	34.0%	34.0%	-%
State and local, net of federal tax	6.3%	2.5%	4.0%
Gain on reduction of contingent obligation	(72.5)%	-%	-%
Deferred tax adjustment	6.7%	(18.6)%	-%
Other permanent differences	3.6%	-%	0.5%
Income tax provision (benefit)	(21.9)%	17.9%	4.5%

The significant components of net deferred tax liabilities of the Company consist of the following:

	December 31, 2012	December 31, 2011
Deferred tax assets
Federal state and local net operating loss carryforwards	$-	$337,000
Property and equipment	34,000	-
Stock based compensation	1,439,000	149,000
Accrued compensation and other accrued expenses	91,000	19,000
Allowance for doubtful accounts	10,000	-
Royalty advances	222,000	-
Total deferred tax assets	$1,796,000	$505,000

Deferred tax liability
Property and equipment	$-	$(15,000)
Basis difference arising from discounted note payable	(602,000)	(644,000)
Basis difference arising from intangible assets of acquisition	(11,371,000)	(10,951,000)
Total deferred tax liabilities	(11,973,000)	(11,610,000)
Net deferred tax liabilities	$(10,177,000)	$(11,105,000)

The Successor has available at December 31, 2012 and December 31, 2011, approximately $0 and $851,000, respectively, of unused U.S. federal and state and local net operating loss carryforwards that may be applied against future taxable income.

IM Ready-Made, LLC is a limited liability company, and treated as a partnership for income tax reporting purposes.  The Internal Revenue Code (“IRC”) provides that any income or loss is passed through to the members for federal and state income tax purposes.  Accordingly, neither IM Ready-Made, LLC nor its unincorporated Licensing Business division (the Predecessor) has provided for federal or state income taxes.  IM Ready-Made, LLC is subject to New York City unincorporated business tax.

10. Related Party Transactions

IPX Capital, LLC

Old XCel and its wholly owned subsidiary IM Brands, collectively the “Buyers,” entered into the Purchase Agreement with IM Ready, whereby the Buyers acquired certain assets and assumed certain obligations of IM Ready in connection with the Merger and related transactions.  IPX Capital, LLC (“IPX”) entered into certain agreements with Old XCel and IM Ready whereby IPX provided services to both Old XCel and IM-Ready.  Robert W. D’Loren has controlling ownership over IPX and Old XCel.

IPX Capital, LLC – Xcel Brands, Inc., Due Diligence Service Agreement

IPX and Old XCel entered into a Due Diligence Service Agreement dated December 3, 2010 whereby IPX provided various due diligence tasks relating to the Purchase Agreement including financial review of IM Ready, preparing business plans, financial projections and other documents required in connection with the transaction, advise the Buyers regarding the corporate, legal and financial structure of the transaction and assist the Buyers with the negotiation of documentation relating to the transaction. Market service fees for this type of engagement are typically either a fixed dollar amount or based upon hourly billing rates, plus reimbursement of direct expenses. IPX waived all of its fees it would have otherwise been entitled to, but not reimbursement of its direct expenses. Direct expenses incurred by the Company and paid to IPX related to the acquisition of the Isaac Mizrahi Business was $242,000. The expense was recognized by the Company on September 29, 2011 and reported as acquisition and due diligence costs on the Company’s Consolidated Statement of Operations. There were no transactions with IPX after September 29, 2011.

Todd Slater

On August 12, 2011, Old XCel entered into a one-year agreement which was amended on October 4, 2011, with Todd Slater, who was appointed as a director of the Company commencing on October 17, 2011, for services related to the Company’s licensing strategy and introduction of potential licensees. During the term of the agreement or during the year following the expiration of the term of the agreement, if the Company enters into a license or distribution agreement with a licensee introduced by Mr. Slater, Mr. Slater was entitled to receive a commission equal to fifteen percent (15%) of all net royalties received by the Company during the first term of such agreement, payable within thirty days of receipt of the net royalties.

On July 10, 2012, the Company and Mr. Slater, entered into an amendment (the “Amendment”) to the agreement. Pursuant to the Amendment, the Company paid to Mr. Slater $163,000 as payment in full for (i) the cancellation of all amounts which are or may otherwise become due or payable to Mr. Slater under the terms of the agreement for licensees already introduced to the Company by Mr. Slater and which Mr. Slater was entitled to fifteen percent (15%) of the revenues from such licensees under the agreement, and (ii) the assignment to the Company of all such amounts payable directly to Mr. Slater pursuant to such license agreements. The Company has capitalized this payment and shall amortize the expense in accordance with the revenue earned from the respective licensing agreements on which this payment was based upon.

In addition, Mr. Slater earned $31,000 and $53,000 in fees from procuring license agreements for the Company, separate from the payment under the Amendment, during the year ended December 31, 2012 and period September 29, 2011 to December 3, 2011, respectively.

Jones Texas, LLC

On May 12, 2011, Old XCel entered into an agreement with Jones Texas, LLC (the “Jones Texas Agreement”) pursuant to which Old XCel agreed to pay Jones Texas, LLC consulting fees of $30,000 to assist in the restructure of IM Ready’s couture and ready-to-wear apparel businesses, which fees became due and payable to Jones Texas, LLC upon the completion of such restructuring work and closing of the transactions on September 29, 2011, pursuant to the Purchase Agreement. The Jones Texas Agreement was terminated on July 31, 2011, however given the related work had been completed by Jones Texas, LLC, Old XCel recorded a $30,000 obligation to Jones Texas, LLC which obligation was subject to the closing of the acquisition of the Isaac Mizrahi Business. Ed Jones, a principal shareholder and chief executive officer of Jones Texas, LLC was appointed to the Company’s board of directors following the Merger, which appointment became effective on October 17, 2011. The Company has no further obligations under the Jones Texas Agreement. The Company paid Jones Texas, LLC $30,000 following September 29, 2011 and the expense was recognized by the Company on September 29, 2011. There were no transactions under the Jones Texas Agreement after September 29, 2011.

The Company and Jones Texas Inc. (“JT”) entered into a consulting agreement on March 28, 2012 whereby JT shall pursue and introduce licensing opportunities for the Company. Ed Jones, is a principal shareholder and chief executive officer of Jones Texas, Inc. JT procured a license for the Company during 2012 which the Company agreed to remit 15% of the license revenues for the initial term of the license. JT earned $3,000 in fees for the year ended December 31, 2012.

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

Effective as of September 29, 2011, IM Ready and Earthbound entered into an agreement pursuant to which Earthbound provided transitional services to IM Ready prior to the closing of the Transaction, for which Earthbound received from IM Ready $600,000 in cash on the Closing Date and IM Ready agreed to pay Earthbound a total of $1,500,000 in additional consideration over the next five years (See Note 4, Debt for details). As part of the Transaction, the Company assumed this obligation as part of the consideration for the Acquired Assets (See Note 4, Acquisition of the Isaac Mizrahi Business). Jeff Cohen is a principal owner of Earthbound and was a director of the Company through December 2012. Jack Dweck was elected as a director in December 2012 and is a principal owner of Earthbound. As described in Note 5, the Company extinguished this debt on November 21, 2012.

Licensing Agent Agreement

On August 2, 2011, Old XCel entered into a licensing agent agreement with Adam Dweck (“AD”) who is an Executive Vice President of Earthbound pursuant to which AD is entitled to a five percent (5%) commission on any royalties we receive under any new license agreements that he procures for us during the initial term of such license agreements. We are obligated to grant to AD 5-year warrants to purchase 12,500 shares of common stock at an exercise price of $5.00 per share, subject to AD generating $0.5 million of accumulated royalties and an additional 5-year warrants to purchase 12,500 shares of common stock at an exercise price of $5.00 per share, subject to AD generating $1.0 million of accumulated royalties. Additionally, AD shall be entitled to receive 5-year warrants to purchase 25,000 shares of common stock priced at the fair market value at the time of issuance, subject to AD generating $2.0 million of accumulated royalties. AD is the son of Jack Dweck, who is a principal of Earthbound and is on the Company’s board of directors. As of December 31, 2012, AD has not met any of the above royalty targets, therefore no warrants have been issued.

AD procured several licenses for the Company earning AD $13,000 and $2,000 in fees for the year ended December 31, 2012 and the period September 29, 2011 to December 31, 2011, respectively. There were no fees earned by AD in the Predecessor period.

IM Ready-Made, LLC

The Company and IM Ready had balances owed between the companies relating to the transition of the Isaac Mizrahi Business and certain payments assigned to IM Ready by QVC under the QVC Agreement. As of December 31, 2012 the Company owed IM Ready $217,000 and as of December 31, 2011 IM Ready owed the Company $85,000. The Company did not earn any revenue or incur any expenses with IM Ready since the Closing Date.

Offering

Marisa Gardini, our Executive Vice President of Strategic Planning and Marketing and a director; the Irrevocable Trust of Rose Dempsey; the D’Loren Family Trust; James Haran, our Chief Financial Officer; Seth Burroughs, our Executive Vice President of Business Development and Treasury; and Mark DiSanto, a director, purchased 2; .495; .255; .15; .10 and .25 Units in the Offering for purchase prices of $1,000,000; $247,500; $127,500; $75,000; $50,000; and $125,000. See Note 4 for additional details.

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

Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures are effective at a reasonable assurance level based on their evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

Based on our evaluation under the frameworks described above our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The following table sets forth the names, ages, and positions of our executive officers and directors as of the date hereof. Executive officers are elected annually by our board of directors.  Each executive officer holds office until resignation, is removed by the Board, or a successor is elected and qualified.  Directors are elected annually by our stockholders at the annual meeting.  Each director holds office until a successor is elected and qualified or earlier resignation or removal.

NAME	AGE	POSITION
Robert W. D’Loren	55	Chairman of the Board of Directors and Chief Executive Officer and President
James F. Haran	52	Chief Financial Officer and Assistant Secretary, and Principal Financial and Accounting Officer
Giuseppe “Joe” Falco	41	President and Chief Operating Officer of the Isaac Mizrahi Brand
Marisa Gardini	45	Executive Vice President of Strategic Planning and Marketing and Director
Seth Burroughs	33	Executive Vice President of Business Development and Treasury and Secretary
Jack Dweck	57	Director
Mark DiSanto	51	Director
Todd Slater	50	Director
Edward Jones, III	64	Director
Howard Liebman	70	Director

Below are the biographies of each of our officers and directors as of March 15, 2012.

Robert W. D’Loren is our Chairman of the Board of Directors, Chief Executive Officer and President. He serves as Chairman and CEO of IPX Capital, LLC and related subsidiaries, a consumer products advisory firm from 2009 to present.  Mr. D’Loren previously served as a Director and President and Chief Executive Officer of Nexcen Brands, Inc., a global brand acquisition and management company from June 2006 until August 2008.  Prior to NexCen Brands, he served as President and Chief Executive Officer of UCC Capital Corporation (“UCC”) from 2004 to 2006. Prior to forming UCC, Mr. D’Loren served as President and Chief Operating Officer of CAK Universal Credit Corporation, an intellectual property finance company from 1998 to 2003.  Mr. D’Loren’s career debt and equity investments in intellectual property centric and consumer branded products companies exceed $1.0 billion.  From 1985 to 1997, Mr. D’Loren served as President and Chief Executive Officer of the D’Loren Organization, an investment and restructuring firm responsible for aggregate transactions in excess of $2 billion.  Prior to that, Mr. D’Loren served as an asset manager for Fosterlane Management where he managed in excess of $1.0 billion in assets, and previously served as a manager with Deloitte and Touche, LLP.  Mr. D’Loren is a Certified Public Accountant and holds a Master’s degree from Columbia University and a B.S. from New York University.

Mr. D’Loren has served on the board of directors of Iconix Brand Group, Longaberger Company, Business Loan Center, Achilles Track Club International and served as a board advisor to The Athletes Foot and Bill Blass, Ltd.

James F. Haran is our Chief Financial Officer, principal financial and accounting officer.  Mr. Haran served as CFO of IPX Capital, LLC and related subsidiaries, a consumer products advisory firm from 2009 to 2011. Mr. Haran was the Executive Vice President, Capital Markets for Nexcen Brands, Inc. from 2006 to 2008 and Chief Financial Officer and Chief Credit Officer for UCC Capital Corp. and its predecessor company, CAK Universal Credit Corp. from 1998 to 2006.  Prior to joining UCC, Mr. Haran was a partner at Sidney Yoskowitz and Company P.C., a registered diversified certified public accounting firm. During his tenure, which began in 1987, his focus was on real estate and financial services companies. Mr. Haran served his clients on an array of strategic and operational levels.  Mr. Haran is a Certified Public Accountant and holds a Bachelor of Science degree from State University of New York at Plattsburgh.

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

Seth Burroughs is our Executive Vice President of Business Development and Treasury. From 2006 to 2010, Mr. Burroughs served as Vice President of NexCen Brands, Inc., where he was responsible for M&A and Strategic initiatives for the Company.  At NexCen, Mr. Burroughs oversaw over $300 million in acquisitions. Prior to his role at NexCen, from 2003 to 2006 Mr. Burroughs served as Director of M&A Advisory and Investor Relations at UCC Capital Corp., a financing company specializing in consumer branded products M&A and the securitization of intellectual property, where he worked on an additional $500 million in acquisitions and $300 million in specialty financing as an advisor to consumer branded products companies in the franchising and apparel industries. From 2001 to 2003, Mr. Burroughs worked as a Senior Financial Analyst at The Pullman Group where he was involved with structuring the first securitizations of music royalties including the Bowie Bonds, and as a Financial Analyst at Merrill Lynch’s private client group. Mr. Burroughs is a graduate of The Wharton School of Business at the University of Pennsylvania.

Jack Dweck has served as a member of our Board of Directors since November 2012. From 1999 to the present, Mr. Dweck has served as the leader of sales, business development and global brand expansion initiatives for Earthbound, LLC. Earthbound is a full service brand management company. Prior to founding Earthbound in 1999, he served for 30 years as Executive Vice President and eventually Chief Executive Officer of Arrow Trading Company a manufacturing and import company which specialized in Hardlines and held several major licenses including Givenchy, Pierre Cardin, Coca-Cola, Hershey’s, English Leather, Burger King, and Anheuser Busch.  Since 1985, he has assisted in the creation of major consumer promotions for Fortune 500 companies such as American Express, Phillip Morris, Time-Warner, Estee Lauder, Calvin Klein, and Kraft-General Foods.

Mark DiSanto has served as a member of our board of directors since October 2011. From 1988 to the present, Mr. DiSanto has served as the Chief Executive Officer of Triple Crown Corporation a regional real estate development and investment company with commercial and residential development projects exceeding 7 million square feet. Mr. DiSanto received a degree in business administration from Villanova University’s College of Commerce and Finance, a Juris Doctorate from the University of Toledo College of Law and an MS degree from Columbia University.

Todd Slater has served as a member of our board of directors since October 2011. Mr. Slater has a broad and distinguished background in the retail and branded consumer sectors, serving most recently as a Managing Director at Lazard Capital Markets. At Lazard and then Lazard Capital Markets, Mr. Slater led the retail and branded consumer research team from 1996-2011, where he won numerous industry awards, including the #1 “Best Analyst” ranking by Starmine and the Financial Times in Specialty Retail, and the #2 “Best On The Street” in the Clothing and Accessory sectors over a period of many years. Prior to joining Lazard, Mr. Slater was a Vice President and headed the retail and consumer research team at UBS Securities from 1992-1996, where he was ranked by Institutional Investor as #1 “Up and Comer” in the Textile and Apparel space. During this period, Mr. Slater was President of the Textile and Apparel Analyst Group in NY from 1999-2002. Before becoming a top retail and consumer industry analyst, Mr. Slater began his career at Macy’s New York, where he started in the Executive Training Program, rising to senior executive positions in merchandising, buying, and store management from 1984-1992. Mr. Slater received a B.A. in French Literature from Tufts University, and also completed a year of studies at Science Po (Institute d’Etudes Politiques) in Paris, France.

Edward Jones, III has served as a member of our board of directors since October 2011. In a career that has spanned over thirty-five years in the fashion industry, Mr. Jones has been recognized as a marketing and brand visionary.  Mr. Jones began his career in retail in Dallas, Texas with Hartmarx. Mr. Jones then moved on to Neiman Marcus where he spent five years in various men’s merchandising and buying positions. In his career Edward Jones has held positions in major companies that include CEO (Perry Ellis Men’s, Women’s & International; Segrets Inc., GM Design Inc.), President (Calvin Klein, Esprit, Haggar Women’s), Director International Licensing (Perry Ellis, Calvin Klein), Creative Director (Haggar Women’s), Chief Merchandising Officer (Haggar Men’s & Women’s). For the past four years, he has been active as an advisor in the fashion apparel, accessory and footwear markets in numerous brand and company strategies and M&A assignments. During this period he has participated in the review and analysis of over sixty companies or brands. He has advised on brand and business model strategy in over half of these companies.

Howard Liebman has served as a member of our board of directors since October 2011. From 2008 to the present, Mr. Liebman has served as a Director and member of the Executive Committee of Federation Employment and Guidance Services (FEGS) and as the chairman of its audit committee.  FEGS is a large not-for-profit health and human services organization providing a vast array of services to individuals and families throughout the greater New York area.  Mr. Liebman was a director of Sharper Image Corporation and served as chairman of its audit committee from 2006 to 2008.  In February 2008, Sharper Image filed for bankruptcy under Chapter 11 of Title 11 of the Bankruptcy Code.

Howard Liebman was President, Chief Operating Officer and a director of Hobart West Group, a provider of national court reporting and litigation support services from 2007 until the sale of the business in 2008.  Mr. Liebman served as a consultant to Hobart from 2006 to 2007.  Mr. Liebman was President, Chief Financial Officer and director of Shorewood Packaging Corporation, a New York Stock Exchange multinational manufacturer of high-end value-added paper and paperboard packaging for the entertainment, tobacco, cosmetics and other consumer products markets.  Mr. Liebman joined Shorewood in 1994 as Executive Vice President and Chief Financial Officer and served as its President from 1999 until Shorewood was acquired by International Paper in 2000.  Mr. Liebman continued as Executive Vice President of Shorewood until his retirement in 2005.  Mr. Liebman is a Certified Public Accountant and was an audit partner with Deloitte and Touche, LLP (and its predecessors) from 1974 to 1994.

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

Robert W. D’Loren has extensive experience in and knowledge of the licensing and commercial business industries and financial markets.  This knowledge and experience, including his experience as director, president and chief executive officer of a global brand management company provide us with valuable insight to formulate and create the Company’s acquisition strategy and how to manage and license acquired brands.

Marisa Gardini has operated and co-owned the Isaac Mizrahi Brand for over nine years and has a unique knowledge of the brand and its position in the marketplace.

Jack Dweck has a strong retail industry background with experience in licensing, consumer brand management and merchandising and has developed relationships with various retailers.  His background includes the management of the Isaac Mizrahi Brand through his positions with Earthbound.

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

Key Employees

Isaac Mizrahi is Chief Design Officer for the Isaac Mizrahi Brand.  Mr. Mizrahi founded the Isaac Mizrahi New York brand in 1987 and has been the President and Chief Designer of IM Ready.  As Chief Design Officer, Mr. Mizrahi is responsible for design and design direction for all brands under the Isaac Mizrahi Business, including the Isaac Mizrahi New York brand, which is still sold in Bergdorf Goodman and other luxury retailers.  In December 2009, Mr. Mizrahi launched his lifestyle collection, Isaac Mizrahi Live! on QVC for IM Ready.  Under IM Ready’s design agreement with LC, Mr. Mizrahi also serves as the creative director for the Liz Claiborne New York line at QVC.  Previously, Mr. Mizrahi teamed with Target in 2003 to launch an innovative collection of chic and stylish clothing and accessories for women.  Mr. Mizrahi has received four awards from the Council of Fashion Designers of America (CFDA), including two awards for Designer of the Year and an award in 1996 for the documentary “Unzipped”. Mr. Mizrahi’s media presence includes publishing the book “How to Have Style” in 2008, and appearances and roles in films and television shows, including “Sex and the City,” “Ugly Betty” and “Celebrity Jeopardy” and has hosted his own series, Bravo’s “The Fashion Show,” as well as series on the Oxygen Network and the Style Network. Mr. Mizrahi is also the host of the media program Project Runway All-Stars which began airing in the first quarter of 2012.  Mr. Mizrahi has also designed costumes and/or directed productions for the Metropolitan Opera, the Mark Morris Dance Company, the Opera Theatre of St. Louis, and the Brooklyn Youth Choir, and has served on the board of directors of and is actively involved with the Good Shepherd Services, which provides services to underserviced children.

Employment Agreements with Executives and Key Employees

Robert W. D’Loren.   On September 22, 2011, and effective as of September 16, 2011, the Company entered into a three-year employment agreement with Robert D’Loren for him to serve as our Chief Executive Officer. Additionally, we shall use our reasonable best efforts to cause Mr. D’Loren to be nominated to our Board of Directors and to serve as our Chairman of the Board during the term of the agreement.  Following the initial three-year term, the agreement will be automatically renewed for one year terms thereafter unless either party gives written notice of intent to terminate at least 90 days prior to such termination.  Mr. D’Loren’s salary for the first year, starting on September 16, 2011, was $240,000, for the second year, it is $530,000 and for third year it is $580,000.  The board or the compensation committee may approve increases (but not decreases) from time to time.  Following the initial three-year term, the base salary shall be reviewed at least annually.  We will also reimburse Mr. D’Loren for up to $50,000 of undocumented expenses each calendar year. In addition, Mr. D’Loren will receive an allowance for an automobile appropriate for his level of position, and the Company shall pay (in addition to monthly lease or other payments) all of the related expenses for gasoline, insurance, maintenance, repairs or any other costs with Mr. D’Loren’s automobile.

Bonus.  Mr. D’ Loren is eligible for an annual cash bonus of up to $450,000 for the 2012 calendar year and $1,500,000 for any calendar year commencing 2013, based on annual EBITDA targets.  The cash bonus is a portion of five percent of all income generated by the trademarks and other intellectual property owned by the Company (“IP Income”) in excess of $8,000,000 earned and received by us, in accordance with the following schedule:

Annual Level of Target EBITDA Achieved for each fiscal year ending December 31, 2011 and thereafter	Percentage of 5% of the lIP Income earned by the Company in excess of $8 million

0%-49%	0%

50%-69%	60%

70%-89%	80%

90%-100%	100%

Severance.  If Mr. D’Loren’s employment is terminated by us without “cause”, or if Mr. D’Loren resigns with “good reason”, or if we fail to renew the term, then Mr. D’Loren will be entitled to receive his unpaid base salary and cash bonuses through the termination date and an amount equal to the base salary in effect on the termination date for the longer of two years from the termination date and the remainder of the then-current term.  Additionally, Mr. D’Loren would be entitled to two times the average annual cash bonuses paid in the preceding 12 months.  Mr. D’Loren would also be entitled to continue to participate in our group medical plan, subject to certain conditions, for a period of 18 months from the termination date.

Change of Control.  In the event Mr. D’Loren’s employment is terminated within twelve months following a change of control by the Company without cause or by Mr. D’Loren with good reason, he would be entitled to a lump sum payment equal to two times (i) his base salary in effect on the termination date for the longer of two years from the termination date and the remainder of the then-current term and (ii) two times the average annual cash bonuses paid in the preceding 12 months, minus $100.  “Change of control,” as defined in Mr. D’Loren’s employment agreement, means a merger or consolidation to which we are a party, a sale, lease or other transfer, exclusive license or other disposition of all or substantially all of our assets, or a sale or transfer by our stockholders of voting control, in a single transaction or a series of transactions.

Warrants.  On September 29, 2011, Mr. D’Loren received a warrant to purchase 239,250 shares of our common stock with an exercise price equal to $5.00 per share.  The warrant vested and became exercisable on September 29, 2011 and has a ten-year term.  The shares of common stock underlying the warrant have customary piggy back registration and cashless exercise rights.

Non-Competition and Non-Solicitation.  During the term of his employment by the Company and for a one-year period after the termination of such employment (unless Mr. D’Loren’s employment was terminated without cause or was terminated by him for good reason, in which case only for his term of employment and a six-month period after the termination of such employment), Mr. D’Loren may not permit his name to be used by or participate in any business or enterprise (other than the mere passive ownership of not more than 5% of the outstanding stock of any class of a publicly held corporation whose stock is traded on a national securities exchange or in the over-the-counter market) that engages or proposes to engage in the Company’s business in the United States, its territories and possessions and any foreign country in which the Company does business as of the date of termination of such employment, other than the Company and its subsidiaries.  Also during his employment and for a one-year period after the termination of such employment, Mr. D’Loren may not, directly or indirectly, solicit, induce or attempt to induce any customer, supplier, licensee, or other business relation of the Company or any of its subsidiaries to cease doing business with the Company or any of its subsidiaries; or solicit, induce or attempt to induce any person who is, or was during the then-most recent 12-month period, a corporate officer, general manager or other employee of the Company or any of its subsidiaries, to terminate such employee’s employment with the Company or any of its subsidiaries; or hire any such person unless such person’s employment was terminated by the Company or any of its subsidiaries; or in any way interfere with the relationship between any such customer, supplier, licensee, employee or business relation and the Company or any of its subsidiaries.

James Haran.  On September 22, 2011, and effective as of September 16, 2011 and, amended and restated on February 15, 2012 (the “Amended and Restated Agreement”) and 1st amendment to the Amended and Restated Agreement on December 16 2012 , the Company entered into a two-year employment agreement with James Haran for him to serve as our Chief Financial Officer.  Following the initial two-year term, the agreement will be automatically renewed for one year terms thereafter unless either party gives written notice of intent to terminate at least 30 days prior to such termination.  Mr. Haran’s salary for the first year starting on September 16, 2011 is $225,000 per year and for the second year it is $250,000.  The board or the compensation committee may approve increases (but not decreases) from time to time.   Following the initial two year term, the base salary shall be reviewed at least annually. In addition, Mr. Haran will receive a car allowance of $1,500 per month.

Bonus.  Mr. Haran is eligible for a cash bonus of up to $50,000 based upon the following: 50% of the $50,000 cash bonus shall be paid to Mr. Haran if we achieve at least 70% of our budgeted EBITDA and 100% of the $50,000 cash bonus shall be paid to Mr. Haran if we achieve at least 90% of our budgeted EBITDA.

Severance.  If Mr. Haran’s employment is terminated by us without “cause”, or if Mr. Haran resigns with “good reason”, or if we fail to renew the term, then Mr. Haran will be entitled to receive his unpaid base salary and cash bonuses through the termination date and an amount equal to his base salary in effect on the termination date for 12 months.  Mr. Haran would also be entitled to continue to participate in our group medical plan, subject to certain conditions, for a period of 12 months from the termination date.

Change of Control.  In the event Mr. Haran’s employment is terminated within twelve months following a change of control by the Company without cause or by Mr. Haran with good reason, Mr. Haran would be entitled to a lump sum payment equal to his base salary in effect on the termination date for 12 months following such termination.  “Change of control,” as defined in Mr. Haran’s employment agreement, means a merger or consolidation to which we are a party, a sale, lease or other transfer, exclusive license or other disposition of all or substantially all of our assets, or a sale or transfer by our stockholders of voting control, in a single transaction or a series of transactions.

Warrants.  On the September 29, 2011, Mr. Haran received a warrant to purchase 49,500 shares of our common stock with an exercise price equal to $5.00 per share.  The warrant vested and became exercisable on the September 29, 2011 and has a ten-year term. The shares of common stock underlying the warrant have customary piggy back registration and cashless exercise rights.

Non-Competition and Non-Solicitation.  During the term of his employment by the Company and for a one-year period after the termination of such employment, Mr. Haran may not permit his name to be used by or participate in any business or enterprise (other than the mere passive ownership of not more than 5% of the outstanding stock of any class of a publicly held corporation whose stock is traded on a national securities exchange or in the over-the-counter market) that engages or proposes to engage in the Company’s business in the United States, its territories and possessions and any foreign country in which the Company does business as of the date of termination of such employment, other than the Company and its subsidiaries.  Also during his employment and for a one-year period after the termination of such employment, Mr. Haran may not, directly or indirectly, solicit, induce or attempt to induce any customer, supplier, licensee, or other business relation of the Company or any of its subsidiaries to cease doing business with the Company or any of its subsidiaries; or solicit, induce or attempt to induce any person who is, or was during the then-most recent 12-month period, a corporate officer, general manager or other employee of the Company or any of its subsidiaries, to terminate such employee’s employment with the Company or any of its subsidiaries; or hire any such person unless such person’s employment was terminated by the Company or any of its subsidiaries; or in any way interfere with the relationship between any such customer, supplier, licensee, employee or business relation and the Company or any of its subsidiaries.

Giuseppe “Joe” Falco. As of August 1, 2011, and effective as of September 16, 2011, and as Amended and Restated as of February, 15, 2012, the Company entered into a two-year employment agreement with Joe Falco for him to serve as the President, Chief Operating Officer of the Izaac Mizrahi Brand.  Following the initial two-year term, the agreement will be automatically be renewed for a one year term, unless either party gives written notice of intent to terminate at least 30 days prior to such termination.  Mr. Falco’s salary for the first year starting on the Closing Date is $350,000 per year.  The board or the compensation committee may approve increases (but not decreases) from time to time, and his base salary shall be reviewed at least annually.

Bonus.  Mr. Falco is eligible for a cash bonus of up to $50,000 based upon the following: one half of one percent (0.5%) of all Isaac Mizrahi Live net sales in excess of $60 million on QVC as reported by QVC to the Company.

Severance.  If Mr. Falco’s employment is terminated by us without “cause”, or if Mr. Falco resigns with “good reason”, or if we fail to renew the term, then Mr. Falco will be entitled to receive his unpaid base salary and cash bonuses through the termination date and an amount equal to his base salary in effect on the termination date for six months.  Mr. Falco would also be entitled to continue to participate in our group medical plan, subject to certain conditions, for a period of six months from the termination date.

Warrants.  On the Closing Date, Mr. Falco received a warrant to purchase 100,000 shares of our common stock with an exercise price equal to $5.00 per share.  The warrant shall vest one half on the first anniversary of the Closing Date, and one half on the second anniversary of the Closing Date.  The warrant has a ten-year term. The shares of common stock underlying the warrant have customary piggy back registration and cashless exercise rights.

Non-Competition and Non-Solicitation.  During the term of his employment by the Company and for a six-month period after the termination of such employment, Mr. Falco may not permit his name to be used by or participate in any business or enterprise (other than the mere passive ownership of not more than 5% of the outstanding stock of any class of a publicly held corporation whose stock is traded on a national securities exchange or in the over-the-counter market) that engages or proposes to engage in the Company’s business in the United States, its territories and possessions and any foreign country in which the Company does business as of the date of termination of such employment, other than the Company and its subsidiaries.  Also during his employment and for a six-month period after the termination of such employment, Mr. Falco may not, directly or indirectly, solicit, induce or attempt to induce any customer, supplier, licensee, or other business relation of the Company or any of its subsidiaries to cease doing business with the Company or any of its subsidiaries; or solicit, induce or attempt to induce any person who is, or was during the then-most recent 12-month period, a corporate officer, general manager or other employee of the Company or any of its subsidiaries, to terminate such employee’s employment with the Company or any of its subsidiaries; or hire any such person unless such person’s employment was terminated by the Company or any of its subsidiaries; or in any way interfere with the relationship between any such customer, supplier, licensee, employee or business relation and the Company or any of its subsidiaries.  Such non-solicitation provisions, however, do not apply to any customer, supplier, licensee or other business relation of the Company or any of its subsidiaries with whom Mr. Falco had a prior business relationship before he started performing services for the Company.

Marisa Gardini.   On May 19, 2011 and effective on the September 29, 2011, and as Amended and Restated as of February, 15, 2012, the Company entered into a three-year employment agreement with Marisa Gardini such that she will serve as the Senior Vice President of Strategic Planning of the Company.  Following the initial three-year term, the agreement will be renewable, at the option of the Company, for two successive one-year periods on the same terms and conditions as those in effect during the third year of the initial term.  Thereafter, the agreement will renew automatically for one-year periods, unless either party gives written notice of intent to terminate at least 30 days prior to such termination.  Ms. Gardini’s salary will be $250,000, $250,000 and $500,000 per annum, respectively, in the first three successive 12-month periods following the effective date of the agreement.  The Board or the compensation committee may approve increases (but not decreases) in Ms. Gardini’s base salary from time to time, and it shall be subject to review on the third anniversary of Ms. Gardini’s employment agreement and each anniversary thereafter during the term of the agreement.

Bonus.  Ms. Gardini has the right to participate in all employee bonus plans offered to other executives and senior management and such other bonus payments as the Board, or the compensation committee of the Board, may approve in its sole discretion.

Severance.  If Ms. Gardini’s employment is terminated by us without “cause”, or if Ms. Gardini resigns with “good reason”, or if we fail to renew the term, then Ms. Gardini will be entitled to receive her unpaid base salary and cash bonuses through the termination date and an amount equal to her base salary in effect on the termination date for the longer of six months and the remainder of the then-current term, but in no event exceeding 18 months.  Ms. Gardini would also be entitled to continue to participate in our group medical plan, subject to certain conditions, for the same period of time for which she would continue to receive her base salary pursuant to the terms of the agreement.

Non-Competition and Non-Solicitation.  During the term of her employment by the Company and for a one-year period after the termination of such employment (unless Ms. Gardini’s employment was terminated without cause or was terminated by him for good reason), Ms. Gardini may not permit her name to be used by or participate in any business or enterprise (other than the mere passive ownership of not more than 3% of the outstanding stock of any class of a publicly held corporation whose stock is traded on a national securities exchange or in the over-the-counter market) that engages or proposes to engage in the Company’s business anywhere in the world other than the Company and its subsidiaries.  Also during her employment and for a one-year period after the termination of such employment, Ms. Gardini may not, directly or indirectly, solicit, induce or attempt to induce any customer, supplier, licensee, or other business relation of the Company or any of its subsidiaries to cease doing business with the Company or any of its subsidiaries; or solicit, induce or attempt to induce any person who is, or was during the then-most recent 12-month period, a corporate officer, general manager or other employee of the Company or any of its subsidiaries, to terminate such employee’s employment with the Company or any of its subsidiaries; or hire any such person unless such person’s employment was terminated by the Company or any of its subsidiaries; or in any way interfere with the relationship between any such customer, supplier, licensee, employee or business relation and the Company or any of its subsidiaries.

Seth Burroughs.   On September 22, 2011, and effective as of September 16, 2011 and, amended and restated on February 15, 2012 (the “Amended and Restated Agreement”) and 1st amendment to the Amended and Restated Agreement on December 16 2012, entered into a two-year employment agreement with Seth Burroughs for him to serve as our Executive Vice President – Business Development and Treasury.  Following the initial two-year term, the agreement will be automatically renewed for one year terms thereafter unless either party gives written notice of intent to terminate at least 30 days prior to such termination.  Mr. Burroughs’ salary for the first year commencing on the September 16, 2011 is $175,000, $200,000 for the second year and it is $225,000 effective December 16, 2012.  The Board or the compensation committee may approve increases (but not decreases) from time to time.  Following the initial two-year term, the base salary shall be reviewed at least annually.

Bonus.  Mr. Burroughs is eligible for a cash bonus of up to $50,000 based upon the following: 50% of the $50,000 cash bonus shall be paid to Mr. Burroughs if we achieve at least 70% of our budgeted EBITDA and 100% of the $50,000 cash bonus shall be paid to Mr. Burroughs if we achieve at least 90% of our budgeted EBITDA.

Severance.  If Mr. Burroughs’ employment is terminated by us without “cause”, or if Mr. Burroughs resigns with “good reason”, or if we fail to renew the term, then Mr. Burroughs will be entitled to receive his unpaid base salary and cash bonuses through the termination date and an amount equal to his base salary in effect on the termination date for 12 months.  Mr. Burroughs would also be entitled to continue to participate in our group medical plan, subject to certain conditions, for a period of 12 months from the termination date.

Warrants.  On the Closing Date, Mr. Burroughs received a warrant to purchase 50,000 shares of our common stock with an exercise price equal to $5.00 per share.  The warrant vested and became exercisable on the Closing Date and has a ten-year term. The shares of common stock underlying the warrant have customary piggy back registration and cashless exercise rights.

Non-Competition and Non-Solicitation.  During the term of his employment by the Company and for a one-year period after the termination of such employment, Mr. Burroughs may not permit his name to be used by or participate in any business or enterprise (other than the mere passive ownership of not more than 5% of the outstanding stock of any class of a publicly held corporation whose stock is traded on a national securities exchange or in the over-the-counter market) that engages or proposes to engage in the Company’s business in the United States, its territories and possessions and any foreign country in which the Company does business as of the date of termination of such employment, other than the Company and its subsidiaries.  Also during his employment and for a one-year period after the termination of such employment, Mr. Burroughs may not, directly or indirectly, solicit, induce or attempt to induce any customer, supplier, licensee, or other business relation of the Company or any of its subsidiaries to cease doing business with the Company or any of its subsidiaries; or solicit, induce or attempt to induce any person who is, or was during the then-most recent 12-month period, a corporate officer, general manager or other employee of the Company or any of its subsidiaries, to terminate such employee’s employment with the Company or any of its subsidiaries; or hire any such person unless such person’s employment was terminated by the Company or any of its subsidiaries; or in any way interfere with the relationship between any such customer, supplier, licensee, employee or business relation and the Company or any of its subsidiaries.

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

Bonus.  Mr. Mizrahi has the right to a bonus if the net royalty income exceeds Twenty-Five Million Dollars ($25,000,000) in the twelve-month period commencing on the first day of the calendar quarter in which the effective date of the agreement occurs, or in any successive twelve-month period thereafter. The bonus, if any, is equal to five-percent (5%) of the net royalty income in such twelve-month period in excess of Twenty-Five Million Dollars ($25,000,000).  As soon as practicable, and not later than 60 days after the end of such twelve-month period, the Company shall deliver to Mr. Mizrahi: (i) an independently audited statement certifying the net royalty income for the period, (ii) a statement from the Company calculating the amount of the bonus, and (iii) at Mr. Mizrahi’s request, supporting documentation of the determination of the net royalty income amount for the period.  The bonus, if any, shall be paid to Mr. Mizrahi no later than 30 days after the delivery of the statements described above in (i) and (ii). In addition to, and not in lieu of, the foregoing, Mr. Mizrahi has the right to participate in all employee bonus plans offered to other executives and senior management and such other bonus payments as the Board, or the compensation committee of the Board, may approve in its sole discretion.

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

Severance.  If Mr. Mizrahi’s employment is terminated by us without “cause”, or if Mr. Mizrahi resigns with “good reason”, or if we fail to renew the term, then Mr. Mizrahi will be entitled to receive his unpaid base salary and cash bonuses through the termination date and an amount equal to his base salary in effect on the termination date for the longer of six months and the remainder of the then-current term, but in no event exceeding 18 months.  Mr. Mizrahi would also be entitled to continue to participate in our group medical plan, subject to certain conditions, for the same period of time for which he would continue to receive his base salary pursuant to the terms of the agreement.

Non-Competition and Non-Solicitation.  During the term of his employment by the Company and for a one-year period after the termination of such employment (unless Mr. Mizrahi’s employment was terminated without cause or was terminated by him for good reason), Mr. Mizrahi may not permit his name to be used by or participate in any business or enterprise (other than the mere passive ownership of not more than 3% of the outstanding stock of any class of a publicly held corporation whose stock is traded on a national securities exchange or in the over-the-counter market) that engages or proposes to engage in the Company’s business anywhere in the world other than the Company and its subsidiaries.  Also during his employment and for a one-year period after the termination of such employment, Mr. Mizrahi may not, directly or indirectly, solicit, induce or attempt to induce any customer, supplier, licensee, or other business relation of the Company or any of its subsidiaries to cease doing business with the Company or any of its subsidiaries; or solicit, induce or attempt to induce any person who is, or was during the then-most recent 12-month period, a corporate officer, general manager or other employee of the Company or any of its subsidiaries, to terminate such employee’s employment with the Company or any of its subsidiaries; or hire any such person unless such person’s employment was terminated by the Company or any of its subsidiaries; or in any way interfere with the relationship between any such customer, supplier, licensee, employee or business relation and the Company or any of its subsidiaries.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires a company's directors, officers and stockholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, collectively referred to herein as the Reporting Persons, to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the company's equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). Based solely on our review of the copies of such reports and upon written representations of the Reporting Persons received by us, we believe that all Section 16(a) filing requirements applicable to such Reporting Persons have been met for 2010, except for the Forms 3 filed by Jack Dweck on December 3, 2012 and the Form 4 filed by Jeffery Cohen on December 26, 2012.

Item 11. EXECUTIVE COMPENSATION

 The following table sets forth information regarding all cash and non-cash compensation earned by or paid to all of the executive officers of the Company and former executive officers served during the year ended December 31, 2012 and the period September 29, 2011 to December 31, 2011, for services in all capacities to the Company:

Summary Compensation Table

Executive	Title	Year	Salary	Bonus (2)	Stock Awards (3), (4)	Option & Warrant Awards (5)	All Other Compensation	Total
Robert W. D’Loren (1)	CEO,	2012	$374,583	$200,900	$2,497,155	$-	$17,127	$3,089,765
	Chairman	2011	$92,733	$14,034	$-	$205,313	$7,543	$319,623
James F. Haran (1)	CFO, Assist	2012	$232,292	$50,000	$532,170	$-	$6,716	$821,178
	Sec.	2011	$65,625	$14,583	$-	$42,478	$2,328	$125,014
Seth Burroughs (1)	Sec, EVP	2012	$183,333	$50,000	$383,001	$-	$-	$616,334
		2011	$51,042	$10,000	$-	$42,908	$-	$103,950

(1)	Executives did not receive compensation prior to the Merger on September 29, 2011.
(2)	Bonuses are in accordance with Executive’s employment agreements.
(3)	On April 17, 2012, the named executive officers were issued an aggregate of 950,000 shares of restricted stock. The vesting date of the 950,000 shares of restricted stock was November 15, 2012, provided, however, that each such grantee has the right to extend the vesting date by six-month increments in his sole discretion, prior to the date the restrictions would lapse. As of December 31, 2012, 443,978 of these shares have vested. The shares were valued at $3.00 per share at the date of the grant.
(4)	On June 1, 2012, the named executive officers were issued an aggregate of 187,442 shares of restricted stock. The vesting date of the 187,442 shares of restricted stock was December 1, 2012, provided, however, that each such grantee has the right to extend the vesting date by six-month increments in his sole discretion, prior to the date the restrictions would lapse. As of December 31, 2012, none of these shares have vested and was valued at $3.00 per share at the date of the grant.
(5)	Warrants were issued to Executives on the closing date of the Merger providing for each warrant to purchase one common share of stock for $5.00 per share, exercisable immediately. The detail for these awards is included in ‘Outstanding Equity Awards at Fiscal Year-End’ table below.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Options and Warrant Awards					Stock Awards
Executive	Title	Number of Securities Underlying Unexercised Options & Warrants, Exercisable	Number of Securities Underlying Unexercised Options & Warrants, Unexercisable	Exercise Price	Option or Warrant Expiration Date	Number of Shares of Stock Not Vested	Value of Shares of Stock Not Vested
Robert W. D’Loren (1)	CEO, Chairman	239,250	-	$5.00	9/29/2021	507,480	$1,522,440
James F. Haran (2)	CFO, Assist Sec.	49,250	-	$5.00	9/29/2021	108,149	$324,447
Seth Burroughs (3)	Sec, EVP	50,000	-	$5.00	9/29/2021	77,835	$233,505

(1)	Mr. D’Loren received a total of 832,385 shares of restricted stock during 2012. 324,905 vested, of which the Company repurchased 134,453 shares in satisfying the grantees tax withholding obligation.

(2)	Mr. Haran received a total of 177,390 shares of restricted stock during 2012. 80,759 vested, of which the Company repurchased 27,193 shares in satisfying the grantees tax withholding obligation.
(3)	Mr. Burroughs received a total of 127,667 shares of restricted stock during 2012. 50,168 vested, of which the Company repurchased 20,776 shares in satisfying the grantees tax withholding obligation.

Compensation of Directors

The following table sets forth information with respect to director's compensation for the year ended December 31, 2012 and the period September 29, 2011 to December 31, 2011.

DIRECTORS COMPENSATION

Director	Year	Fees earned or paid in cash	Stock Awards (2)	Option & Warrant Awards (1)	Nonqualified Deferred Compensation Earnings	Total
Edward Jones	2012	$6,000	$83,001	$-	$-	$89,001
	2011	$-	$-	$21,131	$-	$21,131
Howard Liebman	2012	$16,000	$83,001	$-	$-	$99,001
	2011	$-	$-	$21,131	$-	$21,131
Jeff Cohen (3)	2012	$2,000	$83,001	$-	$-	$85,001
	2011	$-	$-	$21,131	$-	$21,131
Mark DiSanto	2011	$12,000	$83,001	$-	$-	$95,001
	2011	$-	$-	$21,131	$-	$21,131
Todd Slater	2011	$4,000	$83,001	$-	$-	$87,001
	2011	$-	$-	$21,131	$-	$21,131
Jack Dweck (3)	2012	$-	$-	$-	$-	$-

(1)	On October 17, 2011, each independent director was granted an option to purchase 50,000 shares of common stock exercisable for a period of five years at an exercise price of $5.00 per share. Such options vested one-third upon issuance and vest an additional one-third on each of the following two anniversaries of the issuance date.

(2)	On June 1, 2012, each independent director was granted 27,667 shares of restricted stock pursuant to the terms and conditions of the Plan. Each restricted share vests on December 1, 2012, provided, however, that each such grantee has the right to extend the vesting date by six-month increments in his sole discretion, prior to the date the restrictions would lapse. As of December 31, 2012, restrictions on 53,995 shares have lapsed. On November 15, 2012 the Company repurchased 18,870 shares on vesting of restricted stock in satisfying the grantees tax withholding obligation. Each share was valued at $3.00 per share at the date of the grant.

(3)	Elected as a director December 2012.

Director Compensation

The Company intends to pay its non-executive directors $2,000 for each Board and committee meeting attended up to a maximum of $8,000 per year, except that the chairman of each committee shall receive $3,000 for each such committee meeting attended up to a maximum of $12,000 per year.   So long as a principal of Earthbound serves as a member on the board of directors of the Company (Jack Dweck, a principal of Earthbound, has agreed to serve as a director), Earthbound has the right to appoint a board observer.  Earthbound appointed Jeff Cohen, a principal of Earthbound and a principal stockholder of the Company, to be its observer on the board of directors of the Company.  As an observer, Mr. Cohen has the right to attend and observe all general meetings of the board of directors, but he has no other rights (including voting rights) and receives no compensation from the Company.

2011 Equity Incentive Plan

The Company’s 2011 Equity Incentive Plan (the “Plan”) is designed and utilized to enable the Company to offer its employees, officers, directors, consultants and others whose past, present and/or potential contributions to the Company have been, are or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company. The Company, with the approval of a majority of its shareholders and Board of Directors, amended and restated the Plan effective November 26, 2012.

•	The Plan provides for the grant of stock options or restricted stock (any grant under the Plan, an “Award”). The stock options may be incentive stock options or non-qualified stock options.

•	A total of 5,000,000 shares of Common Stock are eligible for issuance under the Plan, and the maximum number of shares of Common Stock with respect to which incentive stock options may be granted under the Plan is 2,000,000.

•	The Plan may be administered by the Board of Directors or a committee consisting of two or more members of the Board of Directors appointed by the Board (for purposes of this description, any such committee, a “Committee”).

•	Officers and other employees of our Company or any parent or subsidiary of our Company who are at the time of the grant of an Award employed by us or any parent or subsidiary of our Company are eligible to be granted options or other Awards under the Plan. In addition, non-qualified stock options and other Awards may be granted under the Plan to any person, including, but not limited to, directors, independent agents, consultants and attorneys who the Board or the Committee, as the case may be, believes has contributed or will contribute to our success.

•	With respect to incentive stock options granted to an eligible employee owning stock possessing more than 10% of the total combined voting power of all classes of our stock or the stock of a parent or subsidiary of our Company immediately before the grant (each, a “10% Stockholder”), such incentive stock option shall not be exercisable more than 5 years from the date of grant.

•	The exercise price of an incentive stock option will not be less than the fair market value of the shares underlying the option on the date the option is granted, provided, however, that the exercise price of an incentive stock option granted to a 10% Stockholder may not be less than 110% of such fair market value.

•	The exercise price of a non-qualified stock option may not be less than fair market value of the shares of Common Stock underlying the option on the date the option is granted.

•	Under the Plan, we may not, in the aggregate, grant incentive stock options that are first exercisable by any individual optionee during any calendar year (under all such plans of the optionee’s employer corporation and its “parent” and “subsidiary” corporations, as those terms are defined in Section 424 of the Internal Revenue Code) to the extent that the aggregate fair market value of the underlying stock (determined at the time the option is granted) exceeds $100,000.

•	Certain Awards made under the Plan may be granted so that they qualify as “performance-based compensation” (as this term is used in Internal Revenue Code Section 162(m) and the regulations thereunder) and are exempt from the deduction limitation imposed by Code Section 162(m) (these Awards are referred to as “Performance-Based Awards”). Under Internal Revenue Code Section 162(m), our tax deduction may be limited to the extent total compensation paid to the chief executive officer, or any of the four most highly compensated executive officers (other than the chief executive officer) exceeds $1 million in any one tax year. Among other criteria, Awards only qualify as performance-based awards if at the time of grant the compensation committee is comprised solely of two or more “outside directors” (as this term is used in Internal Revenue Code Section 162(m) and the regulations thereunder). In addition, we must obtain stockholder approval of material terms of performance goals for such “performance-based compensation.”

•	All stock options and certain stock awards, performance awards, and stock units granted under the Plan, and the compensation attributable to such Awards, are intended to (i) qualify as performance-based awards or (ii) be otherwise exempt from the deduction limitation imposed by Internal Revenue Code Section 162(m).

•	No options or other Awards may be granted on or after the tenth anniversary of the effective date of the Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters

The following table lists, as of March 15, 2013, the number of shares of Common Stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company, and (iii) all officers and directors as a group.  Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 7,339,979 shares of Common Stock issued and outstanding.

	Common Stock Beneficially Owned
Named executive officers and directors:	Number of Shares Beneficially Owned	Percentage of Class Beneficially Owned
Robert W. D’Loren (1)	1,463,465	19.3%
James F. Haran (2)	363,900	4.9%
Marisa Gardini (3) (4)	500,744	6.8%
Seth Burroughs (5)	306,360	4.1%
Todd Slater (6)	56,655	*
Howard Liebman (7)	57,977	*
Edward Jones, III (8)	57,977	*
Jack Dweck (9)	560,089	7.6%
Mark DiSanto (10)	465,487	6.3%
Giuseppe Falco (11)	127,838	2.2
All directors and executive officers as a group (10 persons)	4,154,981	38.0%
5% Shareholders:
Isaac Mizrahi (12)	1,428,049	19.5%
Jeffrey Cohen (13)	688,765	9.3%
Trafelet Capital (14)	666,667	9.1%

* Less than 1%.

(1)	Represents (i) 190,452 shares, (ii) 526,283 shares owned by Irrevocable Trust of Rose Dempsey (the “ Irrevocable Trust ”) of which Mr. D’Loren and Mr. DiSanto are the trustees and as to which Mr. D’Loren has sole voting and dispositive power, (iii) 239,250 shares issuable upon exercise of immediately exercisable warrants, and (iv) 507,480 restricted shares. Does not include 271,116 shares held by the D’Loren Family Trust (the “Family Trust”) of which Mark DiSanto is a trustee and has sole voting and dispositive power.

(2)	Includes (i) 206,251 shares, (ii) 108,149 restricted shares and (iii) immediately exercisable warrants to purchase 49,500 shares.

(3)	Represents 455,019 shares and 45,725 restricted shares.

(4)	Ms. Gardini has agreed to appoint Robert W. D’Loren, our Chairman and Chief Executive Officer as her irrevocable proxy and attorney-in-fact with respect to 137,950 shares of the Company’s common stock pursuant to a voting agreement, IM Ready and its principals entered into with the Company.

(5)	Includes (i) 178,525 shares, (ii) 77,835 restricted shares and (iii) immediately exercisable warrants to purchase 50,000 shares.

(6)	Represents (i) 6,453 shares, (ii) 16,868 restricted shares and (iii) 33,334 shares issuable upon exercise of options that have vested. Does not include 16,666 shares issuable upon exercise of options but will not become exercisable within 60 days of March 15, 2013.

(7)	Represents (i) 7,775 shares, (ii) 16,868 restricted shares and (iii) 33,334 shares issuable upon exercise of options that have vested. Does not include 16,666 shares issuable upon exercise of options but will not become exercisable within 60 days of March 15, 2013.

(8)	Represents (i) 7,775 shares, (ii) 16,868 restricted shares and (iii) 33,334 shares issuable upon exercise of options that have vested. Does not include 16,666 shares issuable upon exercise of options but will not become exercisable within 60 days of March 15, 2013.

(9)	Represents (i) 300,089 shares held by Mr. Dweck, (ii) 260,000 shares held by Earthbound . Jeffrey Cohen and Jack Dweck have shared voting and dispositive power over the shares held by Earthbound LLC.

(10)	Includes (i) 271,116 shares held by the Family Trust, of which Mark DiSanto is trustee of, and has sole voting and dispositive power over the Shares held by, the Family Trust, (ii) 144,169 shares a held by Mr. DiSanto, (iii) 16,868 restricted shares and (iv) 33,334 shares issuable upon exercise of options that have vested. Does not include 16,666 shares issuable upon exercise of options the Company agreed to grant to Mr. DiSanto but will not become exercisable within 60 days of March 15, 2013.

(11)	Includes (i) 21,240 shares, (ii) 56,598 restricted shares and (iii) 50,000 shares issuable upon exercise of warrants that has vested. Does not include 50,000 shares issuable upon exercise of warrants and 37,500 shares of restricted stock but will not become exercisable within 60 days of March 15, 2013.

(12)	Mr. Mizrahi has agreed to appoint Robert W. D’Loren, our Chairman and Chief Executive Officer as his irrevocable proxy and attorney-in-fact with respect to 1,428,049 shares of the Company’s common stock pursuant to a voting agreement, IM Ready and its principals entered into with the Company.

(13)	Represents (i) 33,334 shares issuable upon exercise of options that have vested, (ii) 378,563 shares held by Jeffrey Cohen, (iii) 16,868 restricted shares and (iv) 260,000 shares held by Earthbound LLC. Jeffrey Cohen and Jack Dweck have shared voting and dispositive power over the shares held by Earthbound LLC. Jeffrey Cohen has voting and dispositive power over the shares held by 3 Sixty, Inc. Does not include 16,666 shares issuable upon exercise of options the Company agreed to grant to Mr. Cohen but will not become exercisable within 60 days of March 15, 2013.

(14)	Trafelet Capital has voting and dispositive power over the 457,867 shares held by Delta Institutional, LP, 167,100 shares held by Delta Pleiades, LP and 41,700 shares held by Delta Onshore, LP.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

In addition, Mr. Slater earned $31,000 and $53,000 in fees for procuring licenses, separate from the payment under the Amendment, during the year ended December 31, 2012 and period September 29, 2011 to December 3, 2011, respectively.

Jones Texas, LLC

The Company and Jones Texas Inc. (“JT”) entered into a consulting agreement on March 28, 2012 whereby JT shall pursue and introduce licensing opportunities for the Company. Ed Jones, is a principal shareholder and chief executive officer of Jones Texas, Inc. JT procured a license for the Company during 2012 which the Company agreed to remit 15% of the license revenues for the initial term of the license. JT earned $3,000 in fees for the year ended December 31, 2012.

Earthbound, LLC

Effective as of September 29, 2011 Date, IM Ready and Earthbound entered into the Services Agreement pursuant to which Earthbound provided transitional services to IM Ready prior to the closing of the transactions pursuant to the Purchase Agreement and Contribution Agreement, for which Earthbound received from IM Ready $600,000 in cash on the Closing Date and IM Ready agreed to pay Earthbound a total of $1,500,000 in additional consideration over the next five years (See Note 4, Debt for details). The Company assumed such payment obligation from IM Ready pursuant to the Purchase Agreement. Jeff Cohen is a principal owner of Earthbound and was a director of the Company through December 2012. Jack Dweck, a principal owner of Earthbound, was elected to serve as a director of the Company in December 2012.

On November 21, 2012 the Company entered into settlement agreement with Earthbound to satisfy the remaining obligation for $537,500 in cash and 60,000 shares of Common stock, valued at the time at $180,000.

Licensing Agent Agreement

On August 2, 2011, Old XCel entered into a licensing agent agreement with Adam Dweck (“AD”) who is an Executive Vice President of Earthbound pursuant to which AD is entitled to a five percent (5%); commission on any royalties we receive under any new license agreements that he procures for us during the initial term of such license agreements. We are obligated to grant to AD 5-year warrants to purchase 12,500 shares of common stock at an exercise price of $5.00 per share, subject to the AD generating $0.5 million of accumulated royalties and an additional 5-year warrants to purchase 12,500 shares of common stock at an exercise price of $5.00 per share, subject to the AD generating $1.0 million of accumulated royalties. Additionally, the AD shall be entitled to receive 5-year warrants to purchase 25,000 shares of common stock priced at the fair market value at the time of issuance, subject to the AD generating $2.0 million of accumulated royalties. AD is the son of Jack Dweck, who is a principal of Earthbound and is on the Company’s board of directors. As of December 31, 2012, the AD has not met any of the above royalty targets, therefore no warrants have been issued.

AD procured several licenses for the Company earning the AD $13,000 and $2,000 in fees for the year ended December 31, 2012 and the period September 29, 2011 to December 31, 2011, respectively. There were no fees earned by AD in the Predecessor period.

IM Ready-Made, LLC

The Company and IM Ready had balances between the Companies relating to the transition of the Isaac Mizrahi Business and certain payments assigned to IM Ready by QVC under the QVC Agreement. As of December 31, 2012 the Company owed IM Ready $217,000 and as of December 31, 2011 IM Ready owed the Company $85,000. The Company did not earn any revenue or incurred any expenses with IM Ready.

Item 14.     Principal Accountant Fees and Services

On September 29, 2011 our board of directors recommended and approved the appointment of Rothstein Kass (“Rothstein Kass”) as the independent auditor for the Company for the year ending December 31, 2011.

Rothstein Kass audited IM Ready’s financial statements for the period January 1, 2011 through September 28, 2011 and fiscal years ended December 31, 2010.

On September 6, 2012 the Company dismissed Rothstein Kass its independent registered public accounting firm. The Audit Committee of the Board of Directors of the Company approved such dismissal on September 6, 2012.

On September 6, 2012, the Audit Committee of the Board of Directors appointed CohnReznick LLP (“Cohn”) as the Company’s new independent registered public accounting firm. The decision to engage Cohn was approved by the Company’s Audit Committee of the Board of Directors on September 6, 2012.

Audit Fees

The aggregate fees billed or to be billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements for the year ended December 31, 2012 and the period from September 29, 2011 to ended December 31, 2011 were $250,000 and $68,000, respectively.

The aggregate fees billed or to be billed for professional services rendered by our independent registered public accounting firm for the audit of the Predecessor annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements for the period from January 1, 2011 to September 28, 2011 were $95,500.

Audit-Related Fees

There were no fees billed or to be billed for audit related services by our independent registered public accounting firm or prior independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2012 and 2011.

Tax Fees

There were $22,500 and $8,750 fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2012 and December 31, 2011, respectively.  There were no fees related to tax compliance, tax advice and tax planning for the Predecessor periods.

All Other Fees

There were $8,000 fees billed for services by our independent registered public accounting firm for non-audit services for the year ended December 31, 2012 and none for the period September 29, 2011 to December 31, 2011 and the Predecessor Periods.

Audit Committee Determination

The Audit Committee considered and determined that the services performed are compatible with maintaining the independence of the independent registered public accounting firm.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

The Audit Committee is responsible for pre-approving all audit and permitted non-audit services to be performed for us by our Independent Registered Public Accounting Firm as outlined in its Audit Committee charter. Prior to engagement of the Independent Registered Public Accounting Firm for each year's audit, management or the Independent Registered Public Accounting Firm submits to the Audit Committee for approval an aggregate request of services expected to be rendered during the year, which the Audit Committee pre-approves. During the year, circumstances may arise when it may become necessary to engage the Independent Registered Public Accounting Firm for additional services not contemplated in the original pre-approval. In those circumstances, the Audit Committee requires specific pre-approval before engaging the Independent Registered Public Accounting Firm. The engagements of our Independent Registered Public Accounting Firm, Cohn and the engagement of our prior Independent Registered Public Accounting Firm, Rothstein Kass, was approved by the Company’s Audit Committee.

ITEM 15. EXHIBITS

Exhibit Number	Description
3(i)	Amended and Restated Certificate of Incorporation of Xcel Brands, Inc. (1)
3(ii)	Restated and Amended Bylaws (1)
4.1	2011 Equity Incentive Plan and Forms of Award Agreements, Amended and Restated November 26, 2012**
4.2	Form of Investor Warrant issued in connection with the private placement consummated on September 29, 2011 (2)
4.3	Registration Rights Agreement between Xcel Brands, Inc. and the several purchasers, entered into as of September 29, 2011 (2)
4.4	Form of Executive Warrant (2)
4.5	Form of Director Option (2)
4.6	Warrant issued to Giuseppe Falco dated September 29, 2011 (2)
4.7	Warrant issued to Great American Life Insurance Company dated September 29, 2011 (2)
4.8	Warrant issued to Great American Insurance Company dated September 29, 2011 (2)
4.9	Rights Agreement by and among Xcel Brands, Inc., Great American Life Insurance Company and Great American Insurance Company, dated September 29, 2011 (2)
9.1	Voting Agreement between Xcel Brands, Inc. and IM Ready-Made, LLC, dated as of September 29, 2011 (2)
10.1	Asset Purchase Agreement by and among Xcel Brands, Inc., IM Brands, LLC, IM Ready-Made, LLC, Isaac Mizrahi and Marisa Gardini, dated as of May 19, 2011, as amended on July 28, 2011, as amended on September 15, 2011, as amended on September 21, 2011, as amended on September 29, 2011 (2)
10.2	Promissory Note between Xcel Brands, Inc. and IM Ready-Made, LLC, dated September 29, 2011 (2)
10.3	Second Amended and Restated Agreement and Consent to Assignment by and among QVC, Inc., IM Brands, LLC, IM Ready Made, LLC, Xcel Brands, Inc. and Isaac Mizrahi, dated September 28, 2011 (3)
10.4	Contribution Agreement by and among Earthbound, LLC, IM Ready-Made, LLC and Xcel Brands, Inc. dated August 16, 2011 (2)
10.5	Amendment to Contribution Agreement by and among Earthbound, LLC, IM Ready-Made, LLC and Xcel Brands, Inc. dated September 20, 2011 (2)
10.6	Release and Transition Services Agreement by and among Earthbound, LLC, IM Ready-Made, LLC and Xcel Brands, Inc., dated August 16, 2011 (2)
10.7	Assignment and Assumption, New York Landlord Consent by and among Adler Holdings III, LLC, IM Ready-Made, LLC and Xcel Brands, Inc., dated September 29, 2011, and Guaranty by IM Brands, Inc., dated September 29, 2011 (2)
10.8	Agreement of Merger and Plan of Reorganization by and among NetFabric Holdings, Inc., NetFabric Acquisition Corp., and Xcel Brands, Inc., dated September 29, 2011 (2)
10.9	Credit Agreement by and among IM Brands, LLC, the several lenders, and MidMarket Capital Partners, LLC, as administrative agent, dated September 29, 2011 (2)
10.10	Guarantee and Collateral Agreement by and among IM Brands, LLC, Xcel Brands, Inc., and MidMarket Capital Partners, LLC, as administrative agent, dated September 29, 2011 (2)
10.11	Subordination Agreement, by and among IM Ready-Made, LLC, IM Brands, LLC, Xcel Brands, Inc., and MidMarket Capital Partners, LLC, as administrative agent, dated September 29, 2011 (2)
10.12	Services Agreement between Xcel Brands, Inc. and Todd Slater, dated August 12, 2011 (2)
10.13	Amendment to the Services Agreement between Xcel Brands, Inc. and Todd Slater, dated October 4, 2011 (2)

10.14	Letter Amendment to the Services Agreement between XCel Brands, Inc. and Todd Slater (4)
10.15	Amended and Restated Employment Agreement entered into with Robert D’Loren dated February 21, 2012 (1)
10.16	Amendment to the Amended and Restated Employment Agreement entered into with Robert D’Loren, dated January 22, 2013 (4)
10.17	Amended and Restated Employment Agreement entered into with Giuseppe Falco, dated February 21, 2012 (1)
10.18	Amended and Restated Employment Agreement entered into with James Haran dated February 21, 2012 (1)
10.19	Amendment to the Amended and Restated Employment Agreement entered into with James Haran, dated December 16, 2012 **
10.20	Amended and Restated Employment Agreement entered into with Seth Burroughs dated February 21, 2012 (1)
10.21	Amendment to the Amended and Restated Employment Agreement entered into with Seth Burroughs, dated December 16, 2012 **
10.22	Amended and Restated Employment Agreement entered into with Marisa Gardini, dated February 21, 2012 (1)
10.23	Employment Agreement entered into with Isaac Mizrahi, dated May 19, 2011 (2)
14.1	Form of Code of Business Conduct and Ethics for Xcel Brands, Inc. (2)
21.1	Subsidiaries of the Registrant (1)
31(i).1	Rule 13a-14(a)/15d-14(a) Certification (CEO)**
31(i).2	Rule 13a-14(a)/15d-14(a) Certification (CFO)**
32(i).1	Section 1350 Certification (CEO)**
32(i).2	Section 1350 Certification (CFO)**
99.2	Audit Committee Charter (2)
99.3	Compensation Committee Charter (2)
99.4	Nominating and Corporate Governance Committee Charter (2)

101.INS XBRL Instance Document **
101.SCH XBRL Taxonomy Schema **
101.CAL XBRL Taxonomy Calculation Linkbase **
101.DEF XBRL Taxonomy Definition Linkbase **
101.LAB XBRL Taxonomy Label Linkbase **
101.PRE XBRL Taxonomy Presentation Linkbase **

(1)	This Exhibit is incorporated herein by reference to the appropriate exhibit to the Annual Report filed on Form 10-K, which was filed with the SEC on March 30, 2012.
(2)	This Exhibit is incorporated by reference to the appropriate exhibit to the Current Report on Form 8-K, which was filed with the SEC on October 5, 2011
(3)	This Exhibit is incorporated herein by reference to the appropriate exhibit to the Current Report filed on Form 8-K/A, which was filed with the SEC on February, 7, 2012.
(4)	This Exhibit is incorporated by reference to the appropriate exhibit to the Current Report on Form 8-K, which was filed with the SEC on December 19, 2012
(4)	This Exhibit is incorporated by reference to the appropriate exhibit to the Current Report o Form 8-K, which was filed with the SEC on July 7, 2012

**  Filed herewith.

SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2013	/s/ Robert W. D’Loren
Robert W. D’Loren, Chairman, President,
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 15, 2013	/s/ Robert W. D’Loren
Robert W. D’Loren , Chairman,
President, Chief Executive Officer, Director
(Principal Executive Officer)

Date: March 15, 2013	/s/ James F. Haran
James F. Haran, Chief Financial
Officer (Principal Financial and Accounting Officer)

