Form 10-K/A
period 2012-12-31
XCel Brands, Inc.
filed 2013-04-22
CIK 1083220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Documents Incorporated By Reference: None

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amended 10-K”) of XCel Brands, Inc. amends our Annual Report on Form 10-K for the year ended December 31, 2012 that was filed with the Securities and Exchange Commission on March 15, 2013 (the “Original 10-K”). This Amended 10-K is filed to amend and restate in its entirety Item 15 of the Original 10-K to include Exhibits 4.1, 10.19 and 10.21 that were inadvertently omitted from the Original 10-K. Except as described above, no other amendments are being made to the Original 10-K.  This Amended 10-K does not reflect events occurring after the Original 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.  The complete text of Item 15. Exhibits, as amended, is repeated in this Amended 10-K.

This Amended 10-K consists solely of the preceding cover page, this explanatory note, Item 15. Exhibits, the signature page and Exhibits 4.1, 10.19, 10.21, 31.i.1, 31.i.2, 32.i.1 and 32.i.2.

ITEM 15. EXHIBITS

Exhibit Number	Description
3(i)	Amended and Restated Certificate of Incorporation of Xcel Brands, Inc. (1)
3(ii)	Restated and Amended Bylaws (1)
4.1	2011 Equity Incentive Plan and Forms of Award Agreements, Amended and Restated November 26, 2012**
4.2	Form of Investor Warrant issued in connection with the private placement consummated on September 29, 2011 (2)
4.3	Registration Rights Agreement between Xcel Brands, Inc. and the several purchasers, entered into as of September 29, 2011 (2)
4.4	Form of Executive Warrant (2)
4.5	Form of Director Option (2)
4.6	Warrant issued to Giuseppe Falco dated September 29, 2011 (2)
4.7	Warrant issued to Great American Life Insurance Company dated September 29, 2011 (2)
4.8	Warrant issued to Great American Insurance Company dated September 29, 2011 (2)
4.9	Rights Agreement by and among Xcel Brands, Inc., Great American Life Insurance Company and Great American Insurance Company, dated September 29, 2011 (2)
9.1	Voting Agreement between Xcel Brands, Inc. and IM Ready-Made, LLC, dated as of September 29, 2011 (2)
10.1	Asset Purchase Agreement by and among Xcel Brands, Inc., IM Brands, LLC, IM Ready-Made, LLC, Isaac Mizrahi and Marisa Gardini, dated as of May 19, 2011, as amended on July 28, 2011, as amended on September 15, 2011, as amended on September 21, 2011, as amended on September 29, 2011 (2)
10.2	Promissory Note between Xcel Brands, Inc. and IM Ready-Made, LLC, dated September 29, 2011 (2)
10.3	Second Amended and Restated Agreement and Consent to Assignment by and among QVC, Inc., IM Brands, LLC, IM Ready Made, LLC, Xcel Brands, Inc. and Isaac Mizrahi, dated September 28, 2011 (3)
10.4	Contribution Agreement by and among Earthbound, LLC, IM Ready-Made, LLC and Xcel Brands, Inc. dated August 16, 2011 (2)
10.5	Amendment to Contribution Agreement by and among Earthbound, LLC, IM Ready-Made, LLC and Xcel Brands, Inc. dated September 20, 2011 (2)
10.6	Release and Transition Services Agreement by and among Earthbound, LLC, IM Ready-Made, LLC and Xcel Brands, Inc., dated August 16, 2011 (2)
10.7	Assignment and Assumption, New York Landlord Consent by and among Adler Holdings III, LLC, IM Ready-Made, LLC and Xcel Brands, Inc., dated September 29, 2011, and Guaranty by IM Brands, Inc., dated September 29, 2011 (2)
10.8	Agreement of Merger and Plan of Reorganization by and among NetFabric Holdings, Inc., NetFabric Acquisition Corp., and Xcel Brands, Inc., dated September 29, 2011 (2)
10.9	Credit Agreement by and among IM Brands, LLC, the several lenders, and MidMarket Capital Partners, LLC, as administrative agent, dated September 29, 2011 (2)
10.10	Guarantee and Collateral Agreement by and among IM Brands, LLC, Xcel Brands, Inc., and MidMarket Capital Partners, LLC, as administrative agent, dated September 29, 2011 (2)
10.11	Subordination Agreement, by and among IM Ready-Made, LLC, IM Brands, LLC, Xcel Brands, Inc., and MidMarket Capital Partners, LLC, as administrative agent, dated September 29, 2011 (2)
10.12	Services Agreement between Xcel Brands, Inc. and Todd Slater, dated August 12, 2011 (2)

10.14	Letter Amendment to the Services Agreement between XCel Brands, Inc. and Todd Slater (4)
10.15	Amended and Restated Employment Agreement entered into with Robert D’Loren dated February 21, 2012 (1)
10.16	Amendment to the Amended and Restated Employment Agreement entered into with Robert D’Loren, dated December 17, 2012 (4)
10.17	Amended and Restated Employment Agreement entered into with Giuseppe Falco, dated February 21, 2012 (1)

10.18	Amended and Restated Employment Agreement entered into with James Haran dated February 21, 2012 (1)
10.19	Amendment to the Amended and Restated Employment Agreement entered into with James Haran, dated December 16, 2012 **
10.20	Amended and Restated Employment Agreement entered into with Seth Burroughs dated February 21, 2012 (1)
10.21	Amendment to the Amended and Restated Employment Agreement entered into with Seth Burroughs, dated December 16, 2012 **
10.22	Amended and Restated Employment Agreement entered into with Marisa Gardini, dated February 21, 2012 (1)
10.23	Employment Agreement entered into with Isaac Mizrahi, dated May 19, 2011 (2)
14.1	Form of Code of Business Conduct and Ethics for Xcel Brands, Inc. (2)
21.1	Subsidiaries of the Registrant (1)
31(i).1	Rule 13a-14(a)/15d-14(a) Certification (CEO)**
31(i).2	Rule 13a-14(a)/15d-14(a) Certification (CFO)**
32(i).1	Section 1350 Certification (CEO)**
32(i).2	Section 1350 Certification (CFO)**
99.2	Audit Committee Charter (2)
99.3	Compensation Committee Charter (2)
99.4	Nominating and Corporate Governance Committee Charter (2)

101.INS XBRL Instance Document (5)
101.SCH XBRL Taxonomy Schema (5)
101.CAL XBRL Taxonomy Calculation Linkbase (5)
101.DEF XBRL Taxonomy Definition Linkbase (5)
101.LAB XBRL Taxonomy Label Linkbase (5)
101.PRE XBRL Taxonomy Presentation Linkbase (5)

(1)	This Exhibit is incorporated herein by reference to the appropriate exhibit to the Annual Report filed on Form 10-K, which was filed with the SEC on March 30, 2012.

(2)	This Exhibit is incorporated by reference to the appropriate exhibit to the Current Report on Form 8-K, which was filed with the SEC on October 5, 2011

(3)	This Exhibit is incorporated herein by reference to the appropriate exhibit to the Current Report filed on Form 8-K/A, which was filed with the SEC on February, 7, 2012.

(4)	This Exhibit is incorporated by reference to the appropriate exhibit to the Current Report on Form 8-K, which was filed with the SEC on December 19, 2012

(4)	This Exhibit is incorporated by reference to the appropriate exhibit to the Current Report o Form 8-K, which was filed with the SEC on July 7, 2012

(5)	This Exhibit is incorporated herein by reference to the appropriate exhibit to the Annual Report filed on Form 10-K, which was filed with the SEC on March 15, 2013.

**  Filed herewith.

SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 22, 2013	/s/ Robert W. D’Loren
Robert W. D’Loren, Chairman, President,
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Robert D’Loren Robert D’Loren	Chief Executive Officer and Chairman (Principal Executive Officer)	April 22, 2013

/s/ James Haran James Haran	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 22, 2013

/s/ Marisa Gardini Marisa Gardini	Executive Vice President of Strategic Planning and Marketing and Director	April 22, 2013

/s/ Jack Dweck Jack Dweck	Director	April 22, 2013

/s/ Mark DiSanto	Director	April 22, 2013
Mark DiSanto

/s/ Todd Slater Todd Slater	Director	April 22, 2013

/s/ Edward Jones, III Edward Jones, III	Director	April 22, 2013

/s/ Howard Liebman Howard Liebman	Director	April 22, 2013