Form 10-Q
period 2013-03-31
XCel Brands, Inc.
filed 2013-05-14
CIK 1083220

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

As of March 31, 2013, 7,339,979 shares of common stock, $.001 par value per share, of the issuer were outstanding.

XCEL BRANDS, INC.

Xcel Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)	See Note 1
Assets
Current Assets:
Cash and cash equivalents	$3,730,000	$3,929,000
Accounts receivable, net	3,314,000	3,428,000
Prepaid expenses	307,000	329,000
Total current assets	7,351,000	7,686,000
Property and Equipment:
Leasehold improvements, furniture and equipment	1,567,000	1,516,000
Less: accumulated depreciation	489,000	403,000
Total property and equipment	1,078,000	1,113,000
Other Assets:
Trademarks and other intangibles, net	45,704,000	45,835,000
Goodwill	12,371,000	12,371,000
Deferred finance costs, net	420,000	450,000
Other assets	323,000	349,000
Total other assets	58,818,000	59,005,000
Total Assets	$67,247,000	$67,804,000

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$928,000	$1,421,000
Deferred revenue, net of long-term portion	205,000	221,000
Other current liabilities	210,000	144,000
Current portion of term loan	1,519,000	1,350,000
Total current liabilities	2,862,000	3,136,000
Long Term Liabilities:
Long-term liabilities, less current portion	28,748,000	29,046,000
Deferred tax liability	10,127,000	10,177,000
Deferred revenue, net of short-term portion	467,000	480,000
Total long term liabilities	39,342,000	39,703,000
Total Liabilities	42,204,000	42,839,000

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 25,000,000 shares authorized, 7,339,979 issued and outstanding at March 31, 2013 and December 31, 2012.	7,000	7,000
Paid-in capital	22,031,000	21,966,000
Retained earnings	3,005,000	2,992,000
Total stockholders' equity	25,043,000	24,965,000

Total Liabilities and Stockholders' Equity	$67,247,000	$67,804,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2013	2012
Licensing revenue	$2,972,000	$2,628,000
Design and service fee income	285,000	286,000
Total revenues	3,257,000	2,914,000
Direct licensing costs	69,000	34,000
Net licensing, design and service fee revenue	3,188,000	2,880,000

Operating expenses
Salaries, benefits and employment taxes	1,565,000	1,226,000
Other design and marketing costs	198,000	154,000
Other general and administrative expenses	604,000	575,000
Stock-based compensation	65,000	28,000
Depreciation and amortization	217,000	209,000
Total operating expenses	2,649,000	2,192,000

Operating income	539,000	688,000

Interest and finance expense
Interest expense - term loan	276,000	286,000
Other interest and finance charges	242,000	257,000
Total interest and finance expense	518,000	543,000

Income before income taxes	21,000	145,000

Provision (Benefit) for income taxes	8,000	(17,000)

Net income	$13,000	$162,000

Income per share:
Basic	$0.00	$0.03
Diluted	$0.00	$0.02

Weighted average number of common shares outstanding:
Basic	7,339,979	5,810,180
Diluted	7,922,529	6,553,777

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2013	2012

Cash flows from operating activities
Net income	$13,000	$162,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	217,000	209,000
Amortization of deferred finance costs	30,000	31,000
Stock-based compensation	65,000	28,000
Allowance for doubtful accounts	1,000	-
Amortization of seller note discount	143,000	131,000
Amortization of senior note discount	59,000	58,000
Deferred income tax benefit	(50,000)	(22,000)
Changes in operating assets and liabilities:
Accounts receivable	113,000	(233,000)
Other assets	48,000	(17,000)
Accounts payable and accrued expenses	(487,000)	(32,000)
Deferred revenue	(29,000)	(99,000)
Other liabilities	70,000	73,000
Net cash provided by operating activities	193,000	289,000

Cash flows from investing activities
Purchase of property and equipment	(51,000)	(44,000)
Increase in long-term security deposit	-	(175,000)
Reduction of restricted cash for security deposit	-	175,000
Net cash used in investing activities	(51,000)	(44,000)

Cash flows from financing activities
Repayment of long-term debt	(338,000)	-
Payment of expenses related to equity and recapitalization	-	(2,000)
Repayment of lease obligation	(3,000)	(4,000)
Repayment of installment debt obligation	-	(11,000)
Net cash used in financing activities	(341,000)	(17,000)

Net increase (decrease) in cash and cash equivalents	(199,000)	228,000

Cash and cash equivalents, beginning of period	3,929,000	2,718,000

Cash and cash equivalents, end of period	$3,730,000	$2,946,000

Supplemental disclosure of non-cash information
Warrants issued to Licensee		$23,000

Supplemental disclosure of non-cash information

Supplemental disclosure of cash flow information,
Cash paid during the period for income taxes	$155,000	$-
Cash paid during the period for interest	$286,000	$316,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1.	NATURE OF OPERATIONS, BACKGROUND AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Xcel Brands, Inc., (“Xcel”, the "Company", “we”, “us”, or “our”), all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. The Condensed Consolidated Balance Sheet as of December 31, 2012 has been derived from audited consolidated financial statements. Operating results for the three months ended March 31, 2013 (the “Current Quarter”) are not necessarily indicative of the results that may be expected for a full fiscal year.

The Company engages in the design, licensing, and marketing of the Isaac Mizrahi Brand and certain rights of the Liz Claiborne New York Brand (“LCNY”) with a focus on a variety of product categories.  The Company operates in a “working capital light” business model, licensing the Isaac Mizrahi Brand and LCNY through its wholly-owned subsidiary IM Brands, LLC (“IM Brands”) and generating royalty and design and service fee revenues through licensing and other agreements with wholesale manufacturers, sourcing and design companies, and retailers. On September 29, 2011 (the Closing Date”), the Company acquired the Isaac Mizrahi Brand, certain rights to the LCNY Brand and related assets and assumed liabilities (the “Isaac Mizrahi Business”).

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 (“2012”).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Trademarks, Goodwill and Other Intangible Assets

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) for Intangibles, Goodwill and Other (“ASC Topic 350”). Under this standard, goodwill and indefinite lived assets are not amortized. The Company’s definite lived intangible assets are amortized over their estimated useful lives. No triggering events or indicators of impairment were noted in the Current Quarter.

Under this standard, the Company annually has the option to first assess qualitatively whether it is more likely than not that there is an impairment. The Company completed its annual quantitative assessment of trademarks, goodwill and other intangibles at December 31, 2012 and determined that no impairment charges were required.

Contingent Obligations

Management analyzes and quantifies the expected earn-out payments over the applicable pay-out period.  Management assesses no less frequently than each reporting period the status of contingent obligations and any expected changes in the fair market value of such contingent obligations.  Any change in the expected obligation will result in expense or income recognized in the period in which it is determined fair market value of the carrying value has changed. There was no change in the contingent obligation for the three months ended March 31, 2013.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results could be affected by those estimates.

Fair Value

ASC Subtopic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Subtopic 820-10 outlines a valuation framework, creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements, and details the disclosures that are required for items measured at fair value. We have contingent obligations that are required to be measured at fair value on a recurring basis. Our contingent obligations were measured using inputs from Level 3 of the fair value hierarchy, which states:

Level 3 – unobservable inputs that reflect our assumptions that market participants would use in pricing assets or liabilities based on the best information available. The Company’s earn-out obligation (See Note 5) is based upon future net royalty revenues.

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

The Company has no unrecognized tax benefits as of March 31, 2013 and December 31, 2012. The Company’s U.S. Federal and state and local income tax returns are closed prior to fiscal year 2009 and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

If applicable, the Company would recognize interest and penalties associated with tax matters as part of the income tax provision, and include accrued interest and penalties with accrued expenses in the condensed consolidated balance sheets.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of a sale arrangement exists, delivery has occurred and services have been rendered, the sales price is fixed and determinable, and collectability is reasonably assured. The Company has two primary types of revenues: (i) royalties based on the sale of products by its licensees or other contractual partners, and (ii) design and service fees based on services provided. Revenues from royalties are recognized when earned, which include guaranteed minimum royalties, if any, and additional revenues based on a percentage of defined sales by our licensees or other contractual partners for each period. Royalties exceeding the guaranteed minimum amounts are recognized as revenue during the period that corresponds to the licensees’ or partners’ sales.

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

Accounts Receivable

Accounts receivable represent amounts that are due to the Company by its licensees and other operating account debtors in the normal course of business. As of March 31, 2013 the Company has $3,314,000 of accounts receivables, net of allowance for doubtful accounts of $26,000. As of December 31, 2012 the Company had $3,428,000 of accounts receivable, net of allowance for doubtful accounts of $25,000. The accounts receivable balance includes $590,000 and $699,000 of earned revenue that has been accrued but not billed as of March 31, 2013 and December 31, 2012, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718 - Stock Compensation, by recognizing the fair value of stock-based compensation in the unaudited condensed consolidated statements of operations. Stock-based compensation can include stock options and restricted stock grants.

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

The calculation of compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of stock compensation is amortized over the service period of the awards.

Earnings per Share

Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options and warrants. The difference between basic and diluted weighted-average common shares results from the assumption that all dilutive stock options, warrants and restricted stock outstanding were exercised into common stock.

Segment Reporting

The Company operates in one segment.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

3. Trademarks, Goodwill and Other Intangibles

Trademarks and other intangibles, net consist of the following:

	March 31, 2013	December 31, 2012
Trademarks	$44,500,000	$44,500,000
Licensing agreements	2,000,000	2,000,000
Accumulated amortization, licensing agreements	(796,000)	(665,000)
Net carrying amount	$45,704,000	$45,835,000

Amortization expense for intangible assets for the Current Quarter and the quarter ended March 31, 2012 (the “Prior Year Quarter”) was $131,000 and $132,000, respectively. The trademarks of the Isaac Mizrahi Brand and related goodwill have been determined to have an indefinite useful life and accordingly, consistent with ASC Topic 350, no amortization has been recorded in the Company's unaudited consolidated statement of operations.

The Company has $12,371,000 of goodwill that represents the excess of the purchase price over the fair value of net assets acquired accounted for under the acquisition method of accounting relating to the acquisition of the Isaac Mizrahi Business. There was no change in goodwill during the Current Quarter.

4.  Significant Contracts

QVC Agreement

In connection with the Company’s agreement with QVC, Inc. (“QVC”), QVC is required to pay fees based primarily on a percentage of its net sales of Isaac Mizrahi branded merchandise. QVC royalty revenue represents a significant portion of the Company’s total revenues. Royalties from QVC totaled $1,992,000 and $1,900,000 for the Current Quarter and the Prior Year Quarter, respectively, representing 61% and 65% of the Company’s total revenues, respectively. As of March 31, 2013 and December 31, 2012, the Company had a receivable from QVC for each period in the amount of $1,901,000, representing 57% and 55% of the Company’s receivables, respectively.

LCNY Agreement

In connection with the Company’s agreement with Fifth & Pacific Companies, Inc. (formerly Liz Claiborne, Inc.) (“FNP”) (the “LCNY Agreement”) FNP is required to pay the Company royalties based primarily on a percentage of royalties FNP receives from QVC under a separate license agreement between FNP and QVC. Revenues from the LCNY Agreement totaled $500,000 and $375,000 for the Current Quarter and the Prior Year Quarter, respectively, representing 15% and 13% of the Company’s total revenues, respectively. As of March 31, 2013 and December 31, 2012, the Company had a receivable from FNP in the amount of $1,090,000 and $699,000, representing 33% and 20% of the Company’s receivables, respectively.

5.  Debt

The Company’s net carrying amount of debt is comprised of the following:

	March 31, 2013	December 31, 2012
Term Loan	$12,301,000	$12,579,000
Seller Note	6,449,000	6,306,000
Contingent obligation – Seller	11,466,000	11,466,000
Other long term liabilities	51,000	45,000
Total	30,267,000	30,396,000
Current portion	1,519,000	1,350,000
Total long term liabilities	$28,748,000	$29,046,000

Term Loan

On September 29, 2011, IM Brands, a wholly-owned subsidiary of the Company, entered into a five-year senior secured facility (the “Loan”) with MidMarket Capital Partners, LLC (“MidMarket”) and Noteholders in the aggregate principal amount of $13,500,000. The Loan is secured by all of the assets of IM Brands and the Company’s membership interests in IM Brands.

The principal amount of the Loan is payable quarterly as follows:  2.5% on January 5, 2013 through October 5, 2013; 3.75% on January 5, 2014 through October 5, 2014; 6.25% on January 5, 2015 through October 5, 2015; 12.5% on January 5, 2016 through the maturity date, which is the date that is 5 years after the closing date.

Annual remaining principal obligations are as follows:

Year Ending December 31,
2013 (Period from April 1, 2013 to December 31, 2013)	$1,013,000
2014	2,025,000
2015	3,375,000
2016	6,750,000
Total	$13,163,000

The interest rate on the loan is a fixed rate of 8.5%, payable in cash.

Optional Prepayment.  IM Brands may prepay the Loan in whole or in part in increments of $500,000, provided that IM Brands pay the following premiums in connection with the prepayment:

Period	Applicable Premium
Prior to September 29, 2013	2%
Prior to September 29, 2014	1%
On or After September 29, 2014	0%

Mandatory Prepayments.   IM Brands is required to prepay the Loan under the following conditions:  (1) if certain indebtedness is incurred by the Company; (2) if IM Brands undertakes certain asset sales or sales of capital stock, with limited exceptions; or (3) if there is a payment of the benefits of a life insurance policy for Isaac Mizrahi held by the Company.

Excess Cash Flow Sweep.   In addition to the Mandatory Prepayments described above, if for any fiscal year ending on or subsequent to December 31, 2012, there is excess cash flow (as defined in the Loan agreements) for such year, then on the payment date following the end of such year, IM Brands is required to make a principal payment on the Loan equal to the lesser of (i) 50% of the excess cash flow or (ii) the positive result of the unencumbered cash and cash equivalents of the Company minus the greater of (x) the Excess Liquidity required to be maintained by IM Brands and (y) $3,000,000. For the period ended March 31, 2013, there was no Excess Cash Flow Sweep payment due.

Lender Warrants. On September 29, 2011, the Company issued warrants to purchase 364,428 shares of the Company’s Common Stock, valued at $1,214,000 (the “Loan Discount”) to the Noteholders of the Loan. The Company used the Black-Scholes method to determine the value of the Loan Discount and discounted the carrying value of the Loan by this amount, resulting in an initial net loan balance of $12,286,000. The Loan Discount is being amortized over the term of Loan and recorded as other interest and finance charges on the Company’s Unaudited Condensed Consolidated Statements of Operations.  The Loan balance as of March 31, 2013 and December 31, 2012 was $12,301,000 and $12,579,000, net of debt discount of $862,000 and $921,000, respectively.

Financial Covenants. The Company is required to maintain minimum EBITDA, fixed charge ratio, and liquidity covenants, a maximum leverage ratio covenant and other non-monetary covenants, including reporting requirements and trademark preservation in accordance with the terms and conditions of the Loan. As of March 31, 2013, the Company and IM Brands were in full compliance with all of the covenants under the Loan.

Seller Note

On September 29, 2011, as part of the consideration for the purchase of the Isaac Mizrahi Business, the Company issued to IM Ready-Made, LLC (the “Seller”) a promissory note (the “Seller Note”) in the principal amount of $7,377,000.  The stated interest rate of the Seller Note is 0.25%.  Management has determined that this rate was below the Company’s expected borrowing rate, which was estimated at 9.25%.  Therefore, the Company discounted the Seller Note by $1,740,000 using a 9.0% imputed annual interest rate, resulting in an initial value of $5,637,000.  Also on September 29, 2011, the Company prepaid $123,000 of interest on the Seller Note.  The imputed interest amount is being amortized over the term of the Seller Note and recorded as other interest expense on the Company’s Unaudited Condensed Consolidated Statements of Operations. The Seller Note balance at March 31, 2013 and December 31, 2012 was $6,449,000 and $6,306,000, net of debt discount of $928,000 and $1,071,000, respectively.

The Seller Note initially matures three years from the Closing Date (the “Seller Maturity Date”) subject to extension as described below (the date to which the maturity date of the Seller Note is extended is referred to as the “Subsequent Seller Maturity Date”).  The Company has the right to pay the Seller Note at the Seller Maturity Date in cash or, subject to the following conditions, in shares of Common Stock.  If the Company elects to repay the outstanding principal amount of the Seller Note on the Seller Maturity Date by issuing shares of Common Stock, the number of shares issuable will be obtained by dividing the principal amount of the Seller Note then outstanding by the greater of (i) the fair market value of the Common Stock on the Seller Maturity Date and (ii) $4.50 subject to certain adjustments; provided, however, that if the fair market value of the Common Stock is less than $4.50 as adjusted, the Seller will have the option to extend the maturity of the Seller Note to the Subsequent Seller Maturity Date. If the maturity date of the Seller Note is so extended, the Seller will have the option to convert the Seller Note into Common Shares based on the greater of (i) the fair market value of the Common Stock on the Subsequent Seller Maturity Date and (ii) $4.50, subject to certain adjustments. If the maturity date of the Seller Note is extended, we will also have the option to repay the outstanding principal amount of the Seller Note on the Subsequent Seller Maturity Date in cash or by issuing the number of shares of Common Stock obtained by dividing the principal amount of the Note outstanding on the Subsequent Seller Maturity Date by the fair market value of the Common Stock on the Seller Maturity Date.  In addition, at any time the Seller Note is outstanding, the Company has the right to convert the Note, in whole or in part, into the number of shares of Common Stock obtained by dividing the principal amount to be converted by the fair market value of the Common Stock at the time of the conversion, so long as the fair market value of our Common Stock is at least $4.50.

Contingent Obligations

Earn-out obligation

The Seller is eligible to earn additional consideration for the sale of the Isaac Mizrahi Business contingent upon the Isaac Mizrahi Brand achieving net royalty income targets set forth below during the twelve month periods ending September 30, 2013, 2014 and 2015. The Seller was eligible to earn additional consideration for the fiscal year ended September 30, 2012, but did not meet the minimum net royalty income target. This consideration is payable with shares of Common Stock by the greater of (i) the fair market value of the Common Stock for the average stock price for the last twenty days in such period and (ii) $4.50 up to $7,500,000 (the “Earn-Out Value”).  The Seller will receive a percentage of the Earn-Out Value based upon the percentage of the actual net royalty income of the Isaac Mizrahi Business to the royalty target as set forth below. The fair value of the percentage of the Earn-Out Value was based primarily on projected future net royalty income related to the Isaac Mizrahi Brand (the “Earn-Out Obligation”). Any future change in the Earn-Out Obligation will result in an expense or income in the period in which it is determined that the fair market value of the carrying value has changed.  The royalty targets and percentage of the potential Earn-Out Value are as follows:

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

In accordance with ASC Topic 480 "Distinguishing Liabilities from Equity", the Earn-Out Obligation is treated as a liability in the accompanying Condensed Consolidated Balance Sheets because of the variable number of shares payable under the agreement. The Earn-Out Obligation fair value at March 31, 2013 and December 31, 2012 was $8.7 million for each year and recorded as long term liabilities on the Company’s Condensed Consolidated Balance Sheets. There was no expense or income recognized for the Current Quarter or the Prior Year Quarter.

QVC Earn-out

The Company is required to pay the Seller $2.766 million, payable in cash or Common Stock, at the Company’s option, contingent upon the Company receiving aggregate net royalty income of at least $2.5 million from QVC for the Isaac Mizrahi Brand in the twelve-month period ending September 30, 2015 with such stock based upon the greater of (x) $4.50 per share, and (y) the average stock price for the last twenty days prior to the time of such issuance (the “QVC Earn-Out’). The current term of the QVC Agreement runs through September 30, 2015.  Management has determined that it is probable that the $2.5 million in net royalty income from QVC will be met. In accordance with ASC Topic 480 "Distinguishing Liabilities from Equity", the QVC Earn-Out obligation is treated as a liability in the accompanying Condensed Consolidated Balance Sheets because of the variable number of shares payable under the agreement. Management will assess no less frequently than each reporting period the status of this contingent obligation.  Any change in the expected obligation will result in an expense or income in the period in which it is determined fair market value has changed.

The Earn-Out Obligation of $8.7 million and the QVC Earn-Out of $2.766 million, which combined is equal to $11.466 million and represents the total contingent obligation to the Seller as of March 31, 2013 and December 31, 2012 is reported as long term debt on the Company’s Condensed Consolidated Balance Sheets.

6.           Stockholders’ Equity

2011 Equity Incentive Plan

The Company’s 2011 Equity Incentive Plan, as amended and restated (the “Plan”) is designed and utilized to enable the Company to offer its employees, officers, directors, consultants and others whose past, present and/or potential contributions to the Company have been, are or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company. A total of 5,000,000 shares of common stock are eligible for issuance under the Plan. The Plan provides for the grant of any or all of the following types of awards: stock options, restricted stock, deferred stock, stock appreciation rights and other stock-based awards. The Plan is administered by the Board, or, at the Board's discretion, a committee of the Board.

On April 17, 2012, the Company issued to management an aggregate of 1,100,000 shares of restricted stock. The vesting date of 1,025,000 shares of restricted stock was November 15, 2012, provided, however, that each such grantee has the right to extend the vesting date by six-month increments in his or her sole discretion, prior to the date the restrictions would lapse. The vesting date of 37,500 shares of restricted stock is May 15, 2013, provided however, the executive has the right to extend the vesting date by six-month increments in his sole discretion, prior to the date the restrictions would lapse. The vesting date of 37,500 shares of restricted stock is May 15, 2014, provided however, the executive has the right to extend the vesting date by six-month increments in his sole discretion, prior to the date the restrictions would lapse. As of March 31, 2013, restrictions on 509,488 shares have lapsed. On November 15, 2012, the Company repurchased 209,623 shares upon vesting of restricted stock in satisfying the grantees tax withholding obligation.

Also, on April 17, 2012, the Company issued 50,000 shares of restricted stock to a non-executive employee. The vesting date of the 50,000 shares of restricted stock was November 15, 2012, provided however, the employee has the right to extend the vesting date by nine-month increments in her sole discretion, prior to the date the restrictions would lapse. As of March 31, 2013, restrictions on 24,916 shares have lapsed. On November 15, 2012 the Company repurchased 8,540 shares upon vesting of restricted stock in satisfying the grantees tax withholding obligation.

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

On June 1, 2012, the Company issued to non-management directors 138,335 shares of restricted stock. The vesting date of 138,335 shares of restricted stock was December 1, 2012, provided, however, that each such grantee has the right to extend the vesting date by six-month increments in his sole discretion, prior to the date the restrictions would lapse. As of March 31, 2013, restrictions on 53,995 shares have lapsed. On November 15, 2012 the Company repurchased 18,870 shares on vesting of restricted stock in satisfying the grantees tax withholding obligation.

On June 1, 2012, the Company issued to management 242,775 shares of restricted stock. The vesting date of 242,775 shares of restricted stock was December 1, 2012, provided, however, that each such grantee has the right to extend the vesting date by six-month increments in his sole discretion, prior to the date the restrictions would lapse. As of March 31, 2013, none of these shares have vested.

Stock Options

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

The fair value for all options and warrants was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected Volatility (i)	35-42%
Expected Dividend Yield	0%
Expected Life (Term) (ii)	3 – 5.75 years
Risk-Free Interest Rate	0.42% - 0.98%

The options that the Company granted under its plans expire at various times, either five, seven or ten years from the date of grant, depending on the particular grant.

(i)	Due to the Company’s limited trading activity, the Company used the average volatility of similar companies in its industry.
(ii)	Due to the Company’s limited history, the expected life of options was calculated using the ‘simplified method’ in accordance with Staff accounting bulletin (“SAB”) Topic 14.02 in accordance with SAB no. 110.

Options

		Weighted-Average
	Options	Exercise Price
Outstanding at January 1, 2013	345,000	$4.54
Granted	-	-
Canceled	-	-
Exercised	-	-
Expired/Forfeited	-	-
Outstanding at March 31, 2013	345,000	$4.54
Exercisable at March 31, 2013	174,858	$5.00

Compensation expense related to stock option grants for the Current Quarter and the Prior Year Quarter was $20,000 and $10,000, respectively and is reported as stock-based compensation under operating expenses in the Unaudited Condensed Consolidated Statements of Operations.   An additional amount of $64,000 is expected to be expensed over a period of 13 months from April 1, 2013 through April 30, 2014.

The preceding table does not include options to purchase 576 shares of Common Stock for $728 per share issued under the Company’s former equity plan. The Company does not expect to issue any equity awards under this plan.

Warrants

A summary of the Company’s warrants for the Current Quarter is as follows:

		Weighted-Average
	Warrants	Exercise Price
Outstanding at January 1, 2013	1,132,043	$2.47
Granted	-	-
Canceled	-	-
Exercised	-	-
Expired/Forfeited	-	-
Outstanding at March 31, 2013 and expected to vest.	1,132,043	$2.47
Exercisable at March 31, 2013	1,082,043	$2.35

Compensation expense related to warrants for the Current Quarter and the Prior Year Quarter was $11,000 and $11,000, respectively, and is reported as stock-based compensation under operating expenses in the Unaudited Condensed Consolidated Statements of Operations.  An additional amount of $22,000 is expected to be expensed over a period of 6 months from April 1, 2013 through September 30, 2013.

The Company values other warrants issued to non-employees at the commitment date at the fair market value of the instruments issued, a measure which is more readily available than the fair market value of services rendered, using the Black-Scholes model. The fair market value of the instruments issued is expensed over the vesting period.

The Company issued to a licensee warrants to purchase 75,000 shares of common stock with an exercise price of $5.50 per share and a term of 5-years. Compensation expense related to warrants in connection with the licensing agreement is amortized over the 5-year initial term of the license agreement and is recorded as a discount to licensing revenues. The stock-based licensing revenue-discount for the Current Quarter and the Prior Year Quarter was $1,000 and $1,000, respectively.  An additional amount of $16,000 is expected to be amortized over a period of 42 months from April 1, 2013 through September 30, 2016.

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

A summary of the Company’s restricted stock for the Current Quarter is as follows:

	Restricted Shares	Weighted-Average Grant Date Fair value
Outstanding at January 1, 2013	964,607	$3.00
Granted	-	-
Canceled	-	-
Vested	-	-
Expired/Forfeited	-	-
Outstanding at March 31, 2013	964,607	$3.00

Compensation expense related to restricted stock grants for the Current Quarter and Prior Year Quarter was $35,000 and $7,000, respectively, and is reported as stock-based compensation under operating expenses in the Unaudited Condensed Consolidated Statements of Operations.  An additional amount of $135,000 is expected to be expensed over a period of 13 months from April 1, 2013 through April 30, 2014.

Shares Available Under the Company’s 2011 Equity Incentive Plan

At March 31, 2013, there were 3,330,840 common shares available for issuance under the Company’s 2011 Equity Incentive Plan. See Note 10 Subsequent Events.

Shares Reserved for Issuance

At March 31, 2013, there were 4,808,459 common shares reserved for issuance pursuant to warrants, stock options and availability for issuance under the Company’s 2011 Equity Incentive Plan. See Note 10 Subsequent Events.

Dividends

The Company has not paid any dividends to date.

7.	Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of restricted stock-based awards and common shares issuable upon exercise of stock options and warrants. The difference between basic and diluted weighted-average common shares, results from the assumption that all dilutive stock options and warrants outstanding were exercised and have been converted into common stock.

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Three Months ended March 31,
	2013	2012
Basic	7,339,979	5,810,180
Effect of exercise of warrants	582,075	743,597
Effect of exercise of options	475	-
Diluted	7,922,529	6,553,777

8.	Income taxes

The Company’s effective income tax rate for the Current Quarter and the Prior Year Quarter was approximately 40% and (11)%, respectively. The Prior Year Quarters effective tax rate has been adjusted by a tax benefit from the effect of a state and local rate allocation change resulting in a (50)% adjustment to the effective tax rate by virtue of applying the rate differential to the opening net deferred tax liability.

9.	Related Party Transactions

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

On July 10, 2012, the Company and Mr. Slater, entered into an amendment (the “Amendment”) to the agreement. Pursuant to the Amendment, the Company paid to Mr. Slater $163,000 as payment in full for (i) the cancellation of all amounts which are or may otherwise become due or payable to Mr. Slater under the terms of the agreement for licensees already introduced to the Company by Mr. Slater and which Mr. Slater was entitled to fifteen percent (15%) of the revenues from such licensees under the agreement, and (ii) the assignment to the Company of all such amounts payable directly to Mr. Slater pursuant to such license agreements. The Company has capitalized this payment and amortizes the expense in accordance with the revenue earned from the respective licensing agreements on which this payment was based upon.

The Company incurred direct licensing costs with Mr. Slater from amortization of the one-time payment stated above and fees paid for the Current Quarter and the Prior Year Quarter of $11,000 and $8,000, respectively.

Licensing Agent Agreement

On August 2, 2011, Old XCel entered into a licensing agent agreement with Adam Dweck (“AD”) who is an Executive Vice President of Earthbound, LLC (“Earthbound”) and the son of Jack Dweck, who is a principal of Earthbound and is on the Company’s board of directors, pursuant to which he is entitled to a five percent (5%) commission on any royalties we receive under any new license agreements that he procures for us during the initial term of such license agreements. AD earned $3,000 in fees for each of the Current Quarter and Prior Year Quarter.

Jones Texas, Inc.

Edward Jones, III, a principal shareholder and chief executive officer of Jones Texas, Inc. (“JT”) is on the Company’s board of directors. The Company and JT entered into a consulting agreement on March 28, 2012 whereby JT shall pursue and introduce licensing opportunities for the Company. JT procured a license for the Company during 2012 which the Company agreed to remit 15% of the license revenues for the initial term of the license. JT earned $3,000 and $0 in fees for the Current Quarter and Prior Year Quarter, respectively.

Earthbound, LLC

As part of the consideration for the acquisition of the Isaac Mizrahi Business, the Company assumed a $1.5 million non-interest obligation owed to Earthbound, payable over five years commencing on September 29, 2011. Jeff Cohen is a principal owner of Earthbound and was a director of the Company through December 2012. Jack Dweck, a current board member of the Company, is also a principal owner of Earthbound. The Company made a $37,500 payment in the Prior Year Quarter, of which $27,000 was recorded as interest expense. The Company extinguished this debt on November 21, 2012.

IM Ready-Made, LLC

The Company and the Seller had balances owed between the companies relating to the transition of the Isaac Mizrahi Business and certain payments assigned to the Seller by QVC under the QVC Agreement. As of March 31, 2013 the Company owed the Seller $61,000 and as of March 31, 2012 the Seller owed the Company $157,000. The Company did not earn any revenue or incur any expenses with IM Ready-Made, LLC since the Closing Date.

10.	Subsequent Events

The Company granted to executive officers, non-executive employees of the Company and directors of the Company an aggregate of 1,370,000 shares of restricted common stock of the Company with a grant date of April 1, 2013.

The vesting date of 1,075,000 shares is September 30, 2013 and the 295,000 remaining shares of Restricted Stock will vest evenly over 2 years, whereby 50% shall vest on March 31, 2014 and 50% shall vest on March 31, 2015.

In addition, the Company granted to non-executive employees of the Company 30,000 shares of restricted common stock of the Company with a grant date of May 1, 2013.

The estimated fair value of the aggregate 1,400,000 shares of Restricted Stock is $6,300,000 based on an estimate of $4.50 per share. The Company expects to expense $5,152,000 during 2013. The remaining expense is expected to be recognized over a period of 16 months from January 1, 2014 through April 30, 2015.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements that are not historical facts contained in this report are forward looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These risks are detailed in the Risk Section of our Form 10-K for the fiscal year ended December 31, 2012. The words “believe”, “anticipate,” “expect”, “confident”, “project”, “provide”, “plan”, “likely”, “future”, “ongoing”, “intend”, “may”, “should”, “would”, “could”,  “guidance” and similar expressions identify forward-looking statements.

Overview

Xcel Brands, Inc. and its wholly-owned subsidiary (the “Company”) engages in the design, licensing, and marketing of the Isaac Mizrahi Brand and certain rights of the Liz Claiborne New York Brand (“LCNY”) with a focus on a variety of product categories.  The Company operates in a “working capital light” business model, licensing the Isaac Mizrahi Brand and LCNY through its wholly-owned subsidiary IM Brands, LLC (“IM Brands”) and generating royalty and design and service fee revenues through licensing and other agreements with wholesale manufacturers, sourcing and design companies, and retailers.

Our growth strategy is focused on increasing licensing and design and service fee revenue through adding new product categories, expanding the retail penetration and optimizing the sales of our licensees. We will also seek new opportunities including opening our own retail stores and international expansion.

 Summary of operating results

The three months ended March 31, 2013 (the “Current Quarter”) compared to the three months ended March 31, 2012 (the “Prior Year Quarter”).

Net Licensing, Design and Service Fee Revenue. Net licensing, design and service fee revenue (“Net Revenues”) for the Current Quarter totaled $3.2 million compared to $2.9 million for the Prior Year Quarter. This increase was primarily related to an increase in licensing revenues of $0.3 million.

Operating Expenses. Operating expenses totaled $2.6 million for the Current Quarter compared to $2.2 million for the Prior Year Quarter. This increase was primarily related to the increase in compensation expense created by an increase in the interactive media business volume and expanded licensing business.

Operating Income. Operating income for the Current Quarter decreased to $539,000, or approximately 17% of Net Revenues, compared to $688,000 or approximately 24% of Net Revenues in the Prior Year Quarter. The decrease was the result of a $457,000 increase in operating costs partially offset by a $308,000 increase in Net Revenues for the Current Quarter compared with the Prior Year Quarter.

Interest and Finance Expense. Interest and finance expenses for the Current Quarter decreased to $518,000 compared to $543,000 in the Prior Year Quarter. The Current Quarter’s interest expense of $518,000 was attributable to interest expense of approximately $276,000 related to the Company’s term loan facility, $30,000 of deferred finance costs and approximately $153,000 and $59,000 of amortization of a seller note discount and term loan discount, respectively. The Prior Year Quarter’s interest expense of $543,000 was attributable to interest expense of approximately $286,000 related to the Company’s term loan facility, $30,000 related to an installment obligation (repaid November 2012), $30,000 of deferred finance costs and approximately $140,000 and $58,000 of amortization of a seller note discount and term loan discount, respectively.

Provision (benefit) for Income Taxes. The effective income tax rate for the Current Quarter is approximately 40% resulting in the $8,000 income tax expense, as compared to an effective income tax rate of (11)% in the Prior Year Quarter which resulted in the $17,000 income tax benefit. The Prior Year Quarter included a tax benefit from the effect of a state and local rate allocation change resulting in a (50)% adjustment to the effective tax rate by virtue of applying the rate differential to the opening net deferred tax liability.

Net Income. Our net income was $13,000 in the Current Quarter, compared to net income of $162,000 in the Prior Year Quarter, as a result of the factors discussed above.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund working capital needs, and to a lesser extent, capital expenditures. At March 31, 2013 our unrestricted cash and cash equivalents totaled $3,730,000.

Our term loan facility requires us to pay interest quarterly at 8.5% per annum. Principal payments of $337,500 are due for each of the next 3 quarters through October 5, 2013 and increase to $506,250 per quarter for the following twelve months. (See ITEM 1, Note 5 for full details on principal obligations under our term loan).

We expect that existing cash and operating cash flows will be adequate to meet our operating needs, debt service obligations and capital expenditure needs for the next twelve months. We are dependent on our licensees for most of our revenues, and there is no assurance that the licensees will perform as projected.

The Company’s seller note and contingent obligations (See ITEM 1, Note 5 for additional details) are payable in stock and/or cash, at the Company’s discretion. Payment of these obligations in stock would not affect the Company’s liquidity.

Our business model does not require significant capital expenditures. However, we are planning to open our first retail store in the spring of 2013. Although we are limited to $400,000 per year in capital expenditures under our term loan provisions, we estimate that capital expenditures for the next twelve months, including the retail store, will be less than this amount. Therefore, we do not believe that this covenant restricts our licensing and design operations. If we plan on expanding a retail business, we would require lender consent or amend our loan facility to accommodate additional capital expenditures.

Changes in Working Capital

At both March 31, 2013 and December 31, 2012 the working capital ratio (current assets to current liabilities) was 2.57 to 1.00 and 2.45 to 1.00, respectively. Commentary on components of our cash flows for the Current Quarter as compared to the Prior Year Quarter is set forth below:

Operating Activities

Net cash provided by operating activities decreased approximately $96,000, from $289,000 in the Prior Year Quarter to $193,000 in the Current Year Quarter. This net decrease in net cash provided by operating activities of approximately $96,000 was primarily due to a decrease in net income of approximately $149,000 from $162,000 in the Prior Year Quarter to approximately $13,000 in the Current Quarter for the reasons discussed above, and offset by an increase in non-cash components to net income of approximately $30,000 from $435,000 in the Prior Year Quarter to $465,000 in the Current Quarter, as well as an increase in aggregate net changes in operating assets and liabilities of $23,000.

Investing Activities

Net cash used in investing activities in the Current Quarter increased approximately $7,000, from $44,000 in the Prior Year Quarter to $51,000 in the Current Quarter. This increase was due to purchased equipment and fixtures of $51,000 in the Current Quarter compared to $44,000 in the Prior Year Quarter.

Financing Activities

Net cash used in financing activities increased $324,000, from $17,000 of net cash used in financing activities in the Prior Year Quarter to net cash used in financing activities of $341,000 in the Current Quarter. The net increase of cash used in financing activities was primarily related to a $338,000 principal payment on our term loan in January 2013.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or liquidity.

Effects of Inflation

We do not believe that the relatively moderate rates of inflation experienced over the past two years in the United States, where we primarily compete, have had a significant effect on revenues or profitability.  If there were an adverse change in the rate of inflation by less than 8%, the expected effect on net income would be immaterial.

Summary of Critical Accounting Policies

Several of our accounting policies involve management judgments and estimates that could be significant. The policies with the greatest potential effect on our consolidated results of operations and financial position include the estimate of the fair value contingent obligations to the Seller, based on our revenue performance. Due to our licensing model, we do not have any inventory risk and have reduced our operating risks, and can reasonably forecast revenues and plan expenditures based upon guaranteed royalty minimums and sales projections provided by our retail licensees.

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

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) for Intangibles, Goodwill and Other (“ASC Topic 350”). Under this standard, goodwill and indefinite lived assets are not amortized. The Company’s definite lived intangible assets are amortized over their estimated useful lives.

Under this standard, the Company annually has the option to first assess qualitatively whether it is more likely than not that there is an impairment. The Company completed its annual quanatative assessment of trademarks, goodwill and other intangibles at December 31, 2012 and determined that no impairment charges were required.

Impairment losses are recognized for long-lived assets, including certain intangibles, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are not sufficient to recover the assets carrying amount. Impairment losses are measured by comparing the fair value of the assets to their carrying amount.  For the Current Quarter there were no events which would trigger impairment considerations.

The Company accounts for stock-based compensation in accordance with ASC Topic 718 by recognizing the fair value of stock-based compensation in the Unaudited Condensed Consolidated Statements of Operations.  The fair value of the Company’s stock option awards are estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions including expected stock price volatility and the estimated life of each award. In addition, the calculation of compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. Compensation cost for restricted stock is measured using the fair value of the Company’s common stock at the date the common stock is granted. For stock-based awards that vest based on performance conditions (e.g. achievement of certain milestones), expense is recognized when it is probable that the condition will be met. The fair value of stock-based awards is amortized over the vesting period of the awards.  For stock-based awards that vest based on performance conditions (e.g. achievement of certain milestones), expense is recognized when it is probable that the condition will be met.

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

ITEM 3. CONTROLS AND PROCEDURES

A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act are accumulated and communicated to management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") , as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. As of March 31, 2013, the date of that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act are recorded, processed, summarized and reported as and when required.

B. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

There were no changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

We operate in a highly competitive industry that involves numerous known and unknown risks and uncertainties that could impact our operations. The risks described in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

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

Date: May 14, 2013	By:	/s/ Robert W. D’Loren
Name: Robert W. D’Loren
Title: Chairman and Chief Executive Officer

	By:	/s/ James Haran
Name: James Haran
Title: Chief Financial Officer and Vice President

