Form 10-Q
period 2013-06-30
XCel Brands, Inc.
filed 2013-08-13
CIK 1083220

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

As of June 30, 2013, 10,168,302 shares of common stock, $.001 par value per share, of the issuer were outstanding.

XCEL BRANDS, INC.

Xcel Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)	(See Note 1)
Assets
Current Assets:
Cash and cash equivalents	$8,319,000	$3,929,000
Accounts receivable, net	3,718,000	3,428,000
Inventory	97,000	-
Prepaid expenses	278,000	329,000
Total current assets	12,412,000	7,686,000
Property and Equipment:
Leasehold improvements, furniture and equipment	1,731,000	1,516,000
Less: accumulated depreciation	581,000	403,000
Total property and equipment	1,150,000	1,113,000
Other Assets:
Trademarks and other intangibles, net	45,572,000	45,835,000
Goodwill	12,371,000	12,371,000
Deferred finance costs, net	390,000	450,000
Other assets	375,000	349,000
Total other assets	58,708,000	59,005,000
Total Assets	$72,270,000	$67,804,000

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$1,219,000	$1,421,000
Deferred revenue, net of long-term portion	172,000	221,000
Other current liabilities	161,000	144,000
Current portion of term loan	1,688,000	1,350,000
Total current liabilities	3,240,000	3,136,000
Long-Term Liabilities:
Long-term liabilities, less current portion	28,438,000	29,046,000
Deferred tax liability	9,251,000	10,177,000
Deferred revenue, net of short-term portion	488,000	480,000
Total long term liabilities	38,177,000	39,703,000
Total Liabilities	41,417,000	42,839,000

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 25,000,000 shares authorized, 10,168,302 and 7,339,979 issued and outstanding at June 30, 2013 and December 31, 2012, respectively.	10,000	7,000
Paid-in capital	29,034,000	21,966,000
Retained earnings	1,809,000	2,992,000
Total stockholders' equity	30,853,000	24,965,000

Total Liabilities and Stockholders' Equity	$72,270,000	$67,804,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Net licensing revenue	$2,885,000	$2,456,000	$5,788,000	$5,050,000
Design and service fee income	289,000	368,000	574,000	654,000
Net retail sales	32,000	-	32,000	-
Total revenues	3,206,000	2,824,000	6,394,000	5,704,000
Cost of goods sold	13,000	-	13,000	-
Gross profit	3,193,000	2,824,000	6,381,000	5,704,000

Operating expenses
Salaries, benefits and employment taxes	1,502,000	1,307,000	3,067,000	2,533,000
Other design and marketing costs	88,000	161,000	286,000	315,000
Other selling, general and administrative expenses	550,000	543,000	1,154,000	1,118,000
Stock-based compensation	2,292,000	1,408,000	2,357,000	1,436,000
Depreciation and amortization	224,000	215,000	441,000	424,000
Total operating expenses	4,656,000	3,634,000	7,305,000	5,826,000

Operating loss	(1,463,000)	(810,000)	(924,000)	(122,000)

Interest and finance expense
Interest expense - term loan	273,000	286,000	549,000	572,000
Other interest and finance charges	247,000	259,000	489,000	516,000
Total interest and finance expense	520,000	545,000	1,038,000	1,088,000

Loss before income taxes	(1,983,000)	(1,355,000)	(1,962,000)	(1,210,000)

Income tax benefit	(787,000)	(1,000)	(779,000)	(18,000)

Net loss	$(1,196,000)	$(1,354,000)	$(1,183,000)	$(1,192,000)

Loss per share:
Basic and diluted	$(0.13)	$(0.19)	$(0.14)	$(0.19)

Weighted average number of common shares outstanding:
Basic and diluted	9,138,085	6,981,216	8,243,999	6,395,698

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2013	2012

Cash flows from operating activities
Net loss	$(1,183,000)	$(1,192,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	441,000	424,000
Amortization of deferred finance costs	60,000	62,000
Stock-based compensation	2,357,000	1,436,000
Allowance for doubtful accounts	4,000	-
Amortization of seller note discount	289,000	264,000
Amortization of senior note discount	119,000	117,000
Deferred income tax benefit	(920,000)	(82,000)
Changes in operating assets and liabilities:
Accounts receivable	(295,000)	(483,000)
Inventory	(97,000)	-
Other assets	32,000	101,000
Accounts payable and accrued expenses	(204,000)	88,000
Deferred revenue	(41,000)	184,000
Other liabilities	21,000	106,000
Net cash provided by operating activities	583,000	1,025,000

Cash flows from investing activities
Purchase of property and equipment	(215,000)	(91,000)
Increase in long-term security deposit	(8,000)	(175,000)
Reduction of restricted cash for security deposit	-	175,000
Net cash used in investing activities	(223,000)	(91,000)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants	5,000,000	-
Repayment of long-term debt	(675,000)	-
Payment of expenses related to equity and recapitalization	(292,000)	(3,000)
(Acquisition) reduction deferred finance costs	-	22,000
Repayment of lease obligation	(3,000)	(8,000)
Net cash provided by financing activities	4,030,000	11,000

Net increase in cash and cash equivalents	4,390,000	945,000

Cash and cash equivalents, beginning of period	3,929,000	2,718,000

Cash and cash equivalents, end of period	$8,319,000	$3,663,000

Supplemental disclosure of non-cash information
Restricted stock grants to employees and directors	$5,403,000	$4,635,000
Warrants issued to licensee	$-	$23,000
Forfeiture of employee stock grants	$-	$(2,000)

Supplemental disclosure of non-cash information

Supplemental disclosure of cash flow information,
Cash paid during the period for income taxes	$227,000	$62,000
Cash paid during the period for interest	$562,000	$606,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1.	NATURE OF OPERATIONS, BACKGROUND AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Xcel Brands, Inc., (“Xcel”, the "Company", “we”, “us”, or “our”), all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. The Condensed Consolidated Balance Sheet as of December 31, 2012 has been derived from audited consolidated financial statements. Operating results for the three months (the “Current Quarter”) and six months (the “Current Six Months”) ended June 30, 2013 are not necessarily indicative of the results that may be expected for a full fiscal year.

The Company engages in the design, licensing, marketing and retail sales of the Isaac Mizrahi Brand and certain rights of the Liz Claiborne New York Brand (“LCNY”) with a focus on a variety of product categories.  The Company operates in two segments - (1) design and licensing and (2) retail. Our design and licensing business operates in a “working capital light” business model, licensing the Isaac Mizrahi Brand and LCNY through its wholly-owned subsidiary IM Brands, LLC (“IM Brands”) and generating royalty and design and service fee revenues through licensing and other agreements with wholesale manufacturers, sourcing and design companies, and retailers. Our retail business was launched through its wholly-owned subsidiary IMNY Store #1, LLC in the Current Quarter with the opening of our first retail store in mid-June, located in Southampton, New York.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 (“2012”).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Trademarks, Goodwill and Other Intangible Assets

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) for Intangibles, Goodwill and Other (“ASC Topic 350”). Under this standard, goodwill and indefinite lived assets are not amortized. The Company’s definite lived intangible assets are amortized over their estimated useful lives. No triggering events or indicators of impairment were noted in the Current Six Months.

Under this standard, the Company annually has the option to first assess qualitatively whether it is more likely than not that there is an impairment. The Company completed its annual quantitative assessment of trademarks, goodwill and other intangibles at December 31, 2012 and determined that no impairment charges were required.

Contingent Obligations

Management analyzes and quantifies the expected earn-out payments over the applicable pay-out period.  Management assesses no less frequently than each reporting period the status of contingent obligations and any expected changes in the fair market value of such contingent obligations.  Any change in the expected obligation will result in expense or income recognized in the period in which it is determined fair market value of the carrying value has changed. There was no change in the contingent obligation for the Current Six Months.

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

The Company has no unrecognized tax benefits as of June 30, 2013 and December 31, 2012. The Company’s U.S. Federal and state and local income tax returns are closed prior to fiscal year 2009 and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

If applicable, the Company would recognize interest and penalties associated with tax matters as part of the income tax provision, and include accrued interest and penalties with accrued expenses in the condensed consolidated balance sheets.

Revenue Recognition

Licensing revenue is generated from licenses and is based on reported sales of licensed products bearing our trademarks, at royalty rates specified in the license agreements. These agreements are also subject to contractual minimum levels.

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

We recognize revenue from our retail store upon sale of our products to retail consumers, net of estimated returns.

Accounts Receivable

Accounts receivable represent amounts that are due to the Company by its licensees and other operating account debtors in the normal course of business. As of June 30, 2013 the Company has $3,718,000 of accounts receivable, net of allowance for doubtful accounts of $29,000. As of December 31, 2012 the Company had $3,428,000 of accounts receivable, net of allowance for doubtful accounts of $25,000. The accounts receivable balance includes $1,147,000 and $699,000 of earned revenue that has been accrued but not billed as of June 30, 2013 and December 31, 2012, respectively.

Inventory

Inventories are stated at the lower of cost or market using the first in first out (“FIFO”) method. All inventory consists of finished goods and is located at the retail store location. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs, write-offs and shrinkage are charged to cost of goods sold. In the Current Six Months, the Company experienced shrinkage of $4,000.

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

The calculation of compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of stock-based compensation is amortized over the service period of the awards.

Earnings (loss) per Share

Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options and warrants. The difference between basic and diluted weighted-average common shares results from the assumption that all dilutive stock options, warrants and restricted stock outstanding were exercised into common stock, except when there is a net loss, in which case basic and diluted weighted average common shares shall be the same.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

3. Trademarks, Goodwill and Other Intangibles

Trademarks and other intangibles, net consist of the following:

	June 30, 2013	December 31, 2012
Trademarks	$44,500,000	$44,500,000
Licensing agreements	2,000,000	2,000,000
Accumulated amortization, licensing agreements	(928,000)	(665,000)
Net carrying amount	$45,572,000	$45,835,000

Amortization expense for intangible assets for both the Current Quarter and the quarter ended June 30, 2012 (the “Prior Year Quarter”) was $132,000. Amortization expense for intangible assets for the Current Six Months and the six months ended June 30, 2012 (the “Prior Year Six Months”) was $263,000 and $264,000, respectively. The trademarks of the Isaac Mizrahi Brand and related goodwill have been determined to have an indefinite useful life and accordingly, consistent with ASC Topic 350, no amortization has been recorded in the Company's unaudited consolidated statements of operations.

The Company has $12,371,000 of goodwill that represents the excess of the purchase price over the fair value of net assets acquired accounted for under the acquisition method of accounting relating to the acquisition of the Isaac Mizrahi Business. There was no change in goodwill during the Current Six Months.

4.  Significant Contracts

QVC Agreement

In connection with the Company’s agreement with QVC, Inc. (“QVC”), QVC is required to pay fees based primarily on a percentage of its net sales of Isaac Mizrahi branded merchandise. QVC royalty revenue represents a significant portion of the Company’s total revenues. Royalties from QVC totaled $1,992,000 and $1,900,000 for the Current Quarter and the Prior Year Quarter, respectively, representing 62% and 67% of the Company’s total revenues, respectively. Royalties from QVC totaled $3,984,000 and $3,800,000 for the Current Six Months and the Prior Year Six Months, respectively, representing 62% and 67% of the Company’s total revenues, respectively. As of June 30, 2013 and December 31, 2012, the Company had a receivable from QVC for each period in the amount of $1,901,000, representing 51% and 55% of the Company’s receivables, respectively.

LCNY Agreement

In connection with the Company’s agreement with Fifth & Pacific Companies, Inc. (formerly Liz Claiborne, Inc.) (“FNP”) (the “LCNY Agreement”) FNP is required to pay the Company royalties based primarily on a percentage of royalties FNP receives from QVC under a separate license agreement between FNP and QVC. Revenues from the LCNY Agreement totaled $500,000 and $375,000 for the Current Quarter and the Prior Year Quarter, respectively, representing 16% and 13% of the Company’s total revenues, respectively. Revenues from the LCNY Agreement totaled $1,000,000 and $750,000 for the Current Six Months and the Prior Year Six Months, respectively, representing 16% and 13% of the Company’s total revenues, respectively. As of June 30, 2013 and December 31, 2012, the Company had a receivable from FNP in the amount of $1,397,000 and $699,000, representing 38% and 20% of the Company’s receivables, respectively.

5.  Debt

The Company’s net carrying amount of debt is comprised of the following:

	June 30, 2013	December 31, 2012
Term Loan	$12,023,000	$12,579,000
Seller Note	6,595,000	6,306,000
Contingent obligation – Seller	11,466,000	11,466,000
Other long term liabilities	42,000	45,000
Total	30,126,000	30,396,000
Current portion	1,688,000	1,350,000
Total long term liabilities	$28,438,000	$29,046,000

Term Loan

On September 29, 2011 (the “Closing Date”), IM Brands, a wholly-owned subsidiary of the Company, entered into a five-year senior secured facility (the “Loan”) with MidMarket Capital Partners, LLC (“MidMarket”) and Noteholders in the aggregate principal amount of $13,500,000. The Loan is secured by all of the assets of IM Brands and the Company’s membership interests in IM Brands.

The principal amount of the Loan is payable quarterly as follows:  2.5% on January 5, 2013 through October 5, 2013; 3.75% on January 5, 2014 through October 5, 2014; 6.25% on January 5, 2015 through October 5, 2015; 12.5% on January 5, 2016 through the maturity date, which is the date that is 5 years after the Closing Date.

The interest rate on the Loan was a fixed rate of 8.5%, payable in cash.

Optional Prepayment.  IM Brands may prepay the Loan in whole or in part in increments of $500,000, provided that IM Brands pay the following premiums in connection with the prepayment: (See Note 11, Subsequent Events)

Period	Applicable Premium
Prior to September 29, 2013	2%
Prior to September 29, 2014	1%
On or After September 29, 2014	0%

Mandatory Prepayments.   IM Brands is required to prepay the Loan under the following conditions:  (1) if certain indebtedness is incurred by the Company; (2) if IM Brands undertakes certain asset sales or sales of capital stock, with limited exceptions; or (3) if there is a payment of the benefits of a life insurance policy for Isaac Mizrahi held by the Company. On June 5, 2013, the Company issued common stock (See Note 6, Stockholders’ Equity) in excess of the limitations imposed by item (2). MidMarket waived the prepayment requirement.

Loan Redemption. On August 1, 2013 the Loan was paid in full (See Note 11, Subsequent Events).

Excess Cash Flow Sweep.   In addition to the Mandatory Prepayments described above, if for any fiscal year ending on or subsequent to December 31, 2012, there is excess cash flow (as defined in the Loan agreements) for such year, then on the payment date following the end of such year, IM Brands is required to make a principal payment on the Loan equal to the lesser of (i) 50% of the excess cash flow or (ii) the positive result of the unencumbered cash and cash equivalents of the Company minus the greater of (x) the Excess Liquidity required to be maintained by IM Brands and (y) $3,000,000. For the period ended June 30, 2013, there was no Excess Cash Flow Sweep payment due. By virtue of the Loan being satisfied on August 1, 2013 there was no amount for Excess Cash Flow Sweep reflected in current portion of long-term debt on the Company’s June 30, 2013 Condensed Consolidated Balance Sheet.

Lender Warrants. On September 29, 2011, the Company issued warrants to purchase 364,428 shares of the Company’s Common Stock, valued at $1,214,000 (the “Loan Discount”) to the Noteholders of the Loan. The Company used the Black-Scholes method to determine the value of the Loan Discount and discounted the carrying value of the Loan by this amount, resulting in an initial net loan balance of $12,286,000. The Loan Discount is being amortized over the term of Loan and recorded as other interest and finance charges on the Company’s Unaudited Condensed Consolidated Statements of Operations.  The Loan balance as of June 30, 2013 and December 31, 2012 was $12,023,000 and $12,579,000, net of debt discount of $802,000 and $921,000, respectively.

Financial Covenants. The Company is required to maintain minimum EBITDA, fixed charge ratio, and liquidity covenants, a maximum leverage ratio covenant and other non-monetary covenants, including reporting requirements and trademark preservation in accordance with the terms and conditions of the Loan. As of June 30, 2013, the Company and IM Brands were in full compliance with all of the covenants under the Loan.

Seller Note

On September 29, 2011, as part of the consideration for the purchase of the Isaac Mizrahi Business, the Company issued to IM Ready-Made, LLC (the “Seller”) a promissory note (the “Seller Note”) in the principal amount of $7,377,000.  The stated interest rate of the Seller Note is 0.25%.  Management has determined that this rate was below the Company’s expected borrowing rate, which was estimated at 9.25%.  Therefore, the Company discounted the Seller Note by $1,740,000 using a 9.0% imputed annual interest rate, resulting in an initial value of $5,637,000.  Also on September 29, 2011, the Company prepaid $123,000 of interest on the Seller Note.  The imputed interest amount is being amortized over the term of the Seller Note and recorded as other interest expense on the Company’s Unaudited Condensed Consolidated Statements of Operations. The Seller Note balance at June 30, 2013 and December 31, 2012 was $6,595,000 and $6,306,000, net of debt discount of $782,000 and $1,071,000, respectively.

The Seller Note initially matures three years from the Closing Date (the “Seller Maturity Date”) subject to extension as described below (the date to which the maturity date of the Seller Note is extended is referred to as the “Subsequent Seller Maturity Date”).  The Company has the right to pay the Seller Note at the Seller Maturity Date in cash or, subject to the following conditions, in shares of Common Stock.  If the Company elects to repay the outstanding principal amount of the Seller Note on the Seller Maturity Date by issuing shares of Common Stock, the number of shares issuable will be obtained by dividing the principal amount of the Seller Note then outstanding by the greater of (i) the fair market value of the Common Stock on the Seller Maturity Date and (ii) $4.50 subject to certain adjustments; provided, however, that if the fair market value of the Common Stock is less than $4.50 as adjusted, the Seller will have the option to extend the maturity of the Seller Note to the Subsequent Seller Maturity Date. If the maturity date of the Seller Note is so extended, the Seller will have the option to convert the Seller Note into Common Shares based on the greater of (i) the fair market value of the Common Stock on the Subsequent Seller Maturity Date and (ii) $4.50, subject to certain adjustments. If the maturity date of the Seller Note is extended, we will also have the option to repay the outstanding principal amount of the Seller Note on the Subsequent Seller Maturity Date in cash or by issuing the number of shares of Common Stock obtained by dividing the principal amount of the Seller Note outstanding on the Subsequent Seller Maturity Date by the fair market value of the Common Stock on the Seller Maturity Date.  In addition, at any time the Seller Note is outstanding, the Company has the right to convert the Seller Note, in whole or in part, into the number of shares of Common Stock obtained by dividing the principal amount to be converted by the fair market value of the Common Stock at the time of the conversion, so long as the fair market value of our Common Stock is at least $4.50.

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

In accordance with ASC Topic 480 "Distinguishing Liabilities from Equity", the Earn-Out Obligation is treated as a liability in the accompanying Condensed Consolidated Balance Sheets because of the variable number of shares payable under the agreement. The Earn-Out Obligation fair value at June 30, 2013 and December 31, 2012 was $8.7 million for period end and recorded as long term liabilities on the Company’s Condensed Consolidated Balance Sheets. There was no expense or income recognized for the Current Quarter and or the Prior Year Quarter.

QVC Earn-out

The Company is required to pay the Seller $2.766 million, payable in cash or Common Stock, at the Company’s option, contingent upon the Company receiving aggregate net royalty income of at least $2.5 million from QVC for the Isaac Mizrahi Brand in the twelve-month period ending September 30, 2015 with such stock based upon the greater of (x) $4.50 per share, and (y) the average stock price for the last twenty days prior to the time of such issuance (the “QVC Earn-Out”). The current term of the QVC Agreement runs through September 30, 2015.  Management has determined that it is probable that the $2.5 million in net royalty income from QVC will be met. In accordance with ASC Topic 480, the QVC Earn-Out obligation is treated as a liability in the accompanying Condensed Consolidated Balance Sheets because of the variable number of shares payable under the agreement. Management will assess no less frequently than each reporting period the status of this contingent obligation.  Any change in the expected obligation will result in an expense or income in the period in which it is determined fair market value has changed.

The Earn-Out Obligation of $8.7 million and the QVC Earn-Out of $2.766 million, which combined is equal to $11.466 million and represents the total contingent obligation to the Seller as of June 30, 2013 and December 31, 2012 is reported as long term debt on the Company’s Condensed Consolidated Balance Sheets.

6.           Stockholders’ Equity

Private Offering of Equity Securities

On June 5, 2013 in a private offering to an existing shareholder and a director of the Company, each of which is an accredited investor, the Company issued and sold an aggregate of 1,428,573 shares of its common stock (the “Shares”) and Warrants to purchase an aggregate of 312,500 shares of the Company’s common stock for aggregate gross proceeds of $5,000,000 (the “Offering”). The Warrants are exercisable at a price of $5.00 per share, at any time on or prior to June 5, 2018.

In consideration of doing a private offering, we concluded that there is a discounted component to the Offering as compared to the market value of our common stock, primarily due to the limited liquidity in our shares. Based on the Company’s analysis, the Company concluded that such discount was 10% and therefore grossed up the offering price based on the discount, resulting in a fair value of $3.86 per common share.

The fair value for the Warrants was estimated $.12 for each warrant to purchase one share of common stock using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected Volatility (i)	22%
Expected Dividend Yield	0%
Expected Life (Term) (ii)	2.5 years
Risk-Free Interest Rate	0.39%

(i)	Due to the Company’s limited trading activity, the Company used the average volatility of similar companies in its industry.
(ii)	Due to the Company’s limited history, the expected life of options was calculated using the ‘simplified method’ in accordance with Staff Accounting Bulletin (“SAB”) Topic 14.02 in accordance with SAB 110.

The proceeds of the Offering were accounted for as the par value of the common stock ($.001 per share) issued and the balance ($3.499 per share) as additional paid in-capital, inclusive of the value of the Warrants.

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

On April 17, 2012, the Company issued to management an aggregate of 1,100,000 shares of restricted stock. The vesting date of 1,025,000 shares of restricted stock was November 15, 2012, provided, however, that each such grantee has the right to extend the vesting date by six-month increments in his or her sole discretion, prior to the date the restrictions would lapse. The vesting date of 37,500 shares of restricted stock is May 15, 2013, provided however, the executive has the right to extend the vesting date by six-month increments in his sole discretion, prior to the date the restrictions would lapse. The vesting date of 37,500 shares of restricted stock is May 15, 2014, provided however, the executive has the right to extend the vesting date by six-month increments in his sole discretion, prior to the date the restrictions would lapse. As of June 30, 2013, restrictions on 509,488 shares have lapsed and 551,747 and 38,765 restricted shares are scheduled to vest on November 15, 2013 and May 15, 2014, respectively. On November 15, 2012 the Company repurchased 209,623 shares upon vesting of restricted stock in satisfying the grantees’ tax withholding obligation.

Also, on April 17, 2012, the Company issued 50,000 shares of restricted stock to a non-executive employee. The vesting date of the 50,000 shares of restricted stock is November 15, 2013, provided however, the employee has the right to extend the vesting date by nine-month increments in her sole discretion, prior to the date the restrictions would lapse. As of June 30, 2013, restrictions on 24,916 shares have lapsed and 25,084 restricted shares are scheduled to vest on November 15, 2013. On November 15, 2012 the Company repurchased 8,540 shares upon vesting of restricted stock in satisfying the grantees’ tax withholding obligation.

On May 1, 2012, the Company granted options to purchase an aggregate of 105,500 shares of Common Stock to non-executive employees of the Company. The exercise price per share of the options is $3.00 per share, and 50% of the options will vest on each of the first and second anniversaries of the grant date. Of these awards, 26,750 options were forfeited in 2012, and reverted to, and are eligible for re-grant under the Plan.

On June 1, 2012, the Company issued to non-management directors 138,335 shares of restricted stock. The vesting date of 138,335 shares of restricted stock was December 1, 2012, provided, however, that each such grantee has the right to extend the vesting date by six-month increments in his sole discretion, prior to the date the restrictions would lapse. As of June 30, 2013, restrictions on 70,863 shares have lapsed and 67,472 restricted shares are scheduled to vest on December 1, 2013. On November 15, 2012 the Company repurchased 18,870 shares on vesting of restricted stock in satisfying the grantees’ tax withholding obligation.

On June 1, 2012, the Company issued to management 242,775 shares of restricted stock. The vesting date of 242,775 shares of restricted stock was December 1, 2012, provided, however, that each such grantee has the right to extend the vesting date by six-month increments in his sole discretion, prior to the date the restrictions would lapse. As of June 30, 2013, none of these shares have vested and these restricted shares are scheduled to vest on December 1, 2013.

On April 1, 2013, the Company issued to management 1,270,000 shares of restricted stock. The vesting date of 1,075,000 shares of restricted stock is September 30, 2013, provided, however, that each such grantee has the right to extend the vesting date by six-month increments in his sole discretion, prior to the date the restrictions would lapse. The remaining 195,000 shares of restricted stock will vest evenly over 2 years, whereby 50% shall vest on March 31, 2014 and 50% shall vest on March 31, 2015. Notwithstanding the foregoing, each grantee may extend the first anniversary of all or a portion of the Restricted Shares by 6 months and, thereafter one or more times may further extend such date with respect to all or a portion of the Restricted Shares until the next following September 30th or March 31st, as the case may be, by providing written notice of such election to extend such date with respect to all or a portion of the Restricted Shares prior to such date.

On April 1, 2013, the Company issued to non-management directors 100,000 shares of restricted stock. The shares of restricted stock will vest evenly over two years, whereby 50% shall vest on March 31, 2014 and 50% shall vest on March 31, 2015. Notwithstanding the foregoing, each grantee may extend the first anniversary of all or a portion of the Restricted Shares by six months and, thereafter one or more times may further extend such date with respect to all or a portion of the Restricted Shares until the next following September 30th or March 31st, as the case may be, by providing written notice of such election to extend such date with respect to all or a portion of the Restricted Shares prior to such date.

On May 1, 2013, the Company issued to non-executive employees 29,750 shares of restricted stock. The shares of restricted stock will vest evenly over 2 years, whereby 50% shall vest on April 30, 2014 and 50% shall vest on April 30, 2015.

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

(i)	Due to the Company’s limited trading activity, the Company used the average volatility of similar companies in its industry.
(ii)	Due to the Company’s limited history, the expected life of options was calculated using the ‘simplified method’ in accordance with Staff Accounting Bulletin (“SAB”) Topic 14.02 in accordance with SAB 110.

Stock Options

A summary of the Company’s stock options for the Current Six Months is as follows:

		Weighted-Average
	Options	Exercise Price
Outstanding at January 1, 2013	345,000	$4.54
Granted	-	-
Canceled	-	-
Exercised	-	-
Expired/Forfeited	(125)	-
Outstanding at June 30, 2013	344,875	$4.55
Exercisable at June 30, 2013	214,233	$4.63

Compensation expense related to stock option grants for the Current Quarter and the Prior Year Quarter was $20,000 and $19,000, respectively. Compensation expense related to stock option grants for the Current Six Months and the Prior Year Six Months was $39,000 and $29,000, respectively. Compensation expense related to stock options is reported as stock-based compensation under operating expenses in the Unaudited Condensed Consolidated Statements of Operations.  An additional amount of $44,000 is expected to be expensed over a period of 10 months from July 1, 2013 through April 30, 2014.

The preceding table does not include options to purchase 576 shares of Common Stock for $728 per share issued under the Company’s former equity plan. The Company does not expect to issue any equity awards under this plan.

Warrants

A summary of the Company’s warrants for the Current Six Months is as follows:

		Weighted-Average
	Warrants	Exercise Price
Outstanding at January 1, 2013	1,132,043	$2.47
Granted (See private offering of equity securities above)	312,500	5.00
Canceled	-	-
Exercised	-	-
Expired/Forfeited	-	-
Outstanding at June 30, 2013 and expected to vest.	1,444,543	$3.01
Exercisable at June 30, 2013	1,394,543	$2.94

Compensation expense related to warrants for the Current Quarter and the Prior Year Quarter was $11,000 and $11,000, respectively. Compensation expense related to warrants for the Current Six Months and the Prior Year Six Months was $22,000 and $22,000, respectively. Compensation expense related to warrants, except those warrants issued to a licensee (see below) is reported as stock-based compensation under operating expenses in the Unaudited Condensed Consolidated Statements of Operations.  An additional amount of $11,000 is expected to be expensed over a period of 3 months from July 1, 2013 through September 30, 2013.

The Company values other warrants issued to non-employees at the commitment date at the fair market value of the instruments issued, a measure which is more readily available than the fair market value of services rendered, using the Black-Scholes model. The fair market value of the instruments issued is expensed over the vesting period.

The Company issued to a licensee warrants to purchase 75,000 shares of common stock with an exercise price of $5.50 per share and a term of 5-years. Compensation expense related to warrants in connection with the licensing agreement is amortized over the 5-year initial term of the license agreement and is recorded as a discount to licensing revenues. The stock-based licensing revenue-discount for the Current Quarter and the Prior Year Quarter was $1,000 and $1,000, respectively.  The stock-based licensing revenue-discount for the Current Six Months and the Prior Year Six Months was $2,000 and $2,000, respectively. An additional amount of $15,000 is expected to be amortized over a period of 39 months from July 1, 2013 through September 30, 2016.

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

A summary of the Company’s restricted stock for the Current Six Months is as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2013	964,607	$3.00
Granted	1,399,750	3.86
Canceled	-	-
Vested	(16,868)	3.00
Expired/Forfeited	-	-
Outstanding at June 30, 2013	2,347,489	$3.51

Compensation expense related to restricted stock grants for the Current Quarter and Prior Year Quarter was $2,261,000 and $1,379,000, respectively. Compensation expense related to restricted stock grants for the Current Six Months and Prior Year Six Months was $2,296,000 and $1,386,000, respectively. Compensation expense related to restricted stock grants is reported as stock-based compensation under operating expenses in the Unaudited Condensed Consolidated Statements of Operations.  An additional amount of $2,694,000 is expected to be expensed over the remainder of 2013 and an additional $584,000 expensed over a period of 15 months from January 1, 2014 through March 31, 2015.

Shares Available Under the Company’s 2011 Equity Incentive Plan

At June 30, 2013, there were 1,931,090 common shares available for issuance under the Company’s 2011 Equity Incentive Plan.

Shares Reserved for Issuance

At June 30, 2013, there were 3,721,084 common shares reserved for issuance pursuant to warrants, stock options and availability for issuance under the Company’s 2011 Equity Incentive Plan.

Dividends

The Company has not paid any dividends to date.

7.	Loss Per Share

Basic loss per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period, including stock options and warrants, using the treasury stock method, and convertible debt, using the if-converted method. Diluted EPS excludes all potentially dilutive shares of common stock if their effect is anti-dilutive.

Shares used in calculating basic and diluted loss per share are as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012
Basic and diluted	9,138,085	6,981,216	8,243,999	6,395,698

The computation of basic and diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012
Stock options and warrants	583,084	646,345	583,084	692,980

8.	Income Taxes

The Company’s effective income tax rate for the Current Quarter and the Prior Year Quarter was approximately 40% and 0%, respectively. The Prior Year Quarter’s effective tax rate has been adjusted by a tax benefit from the effect of a state and local rate allocation change resulting in a (40)% adjustment to the effective tax rate by virtue of applying the rate differential to the opening net deferred tax liability. The Company’s effective income tax rate for the Current Six Months and the Prior Year Six Months was approximately 40% and 1%, respectively. The Prior Year Six Months effective tax rate has been adjusted by a tax benefit from the effect of a state and local rate allocation change resulting in a (39)% adjustment to the effective tax rate by virtue of applying the rate differential to the opening net deferred tax liability.

9.	Segment Information

Since the Company opened its first retail store in June 2013, it operates in two segments - (1) design and licensing and (2) retail, which are based on its business activities and organization. The operating segments are segments of the Company for which separate discrete financial information is available and for which operating results are evaluated regularly by the chief operating decision makers, made up of the Company’s executive management team, in deciding how to allocate resources, as well as in assessing performance. The primary key performance indicators are net sales or revenue (in the case of licensing and design fees) and operating income for each segment. The design and licensing segment includes royalties earned on licensed products and use of the Company’s trademarks, and rights granted to third parties for the right to sell the Company’s products and related design and other service fees. The retail segment represents sales of Isaac Mizrahi New York branded products through its retail store. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. Corporate overhead expenses are allocated to the segments based upon specific usage or other allocation methods.

The following table presents the key performance information of the Company’s reportable segments (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenue:
Net licensing revenue	$2,885,000	$2,456,000	$5,788,000	$5,050,000
Design and service fee income	289,000	368,000	574,000	654,000
Design and licensing revenues	3,174,000	2,824,000	6,362,000	5,704,000
Retail sales	32,000	-	32,000	-
Total revenues	$3,206,000	$2,824,000	$6,394,000	$5,704,000

Operating loss:
Design and licensing	$(1,370,000)	$(810,000)	$(831,000)	$(122,000)
Retail	(93,000)	-	(93,000)	-
Total operating loss	$(1,463,000)	$(810,000)	$(924,000)	$(122,000)

	Three Months Ended		Six Months Ended
Capital Expenditures	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Property and equipment:
Design and licensing	$46,000	$47,000	$97,000	$91,000
Retail	118,000	-	118,000	-
Total capital expenditures	$164,000	$47,000	$215,000	$91,000

Long Lived Assets	June 30, 2013	December 31, 2012
Trademarks and other intangibles, net:
Design and licensing	$45,572,000	$45,835,000
Retail	-	-
Total Trademarks and other intangibles, net	$45,572,000	$45,835,000

Property and equipment:
Design and licensing	$1,033,000	$1,113,000
Retail	117,000	-
Total property and equipment	$1,150,000	$1,113,000

10.	Related Party Transactions

Todd Slater

On September 29, 2011, the Company adopted a a one-year agreement which was amended on October 4, 2011, with Todd Slater, who was appointed as a director of the Company commencing on October 17, 2011, for services related to the Company’s licensing strategy and introduction of potential licensees. During the term of the agreement or during the year following the expiration of the term of the agreement, if the Company enters into a license or distribution agreement with a licensee introduced by Mr. Slater, Mr. Slater was entitled to receive a commission equal to fifteen percent (15%) of all net royalties received by the Company during the first term of such agreement, payable within thirty days of receipt of the net royalties.

On July 10, 2012, the Company and Mr. Slater entered into an amendment (the “Amendment”) to the agreement. Pursuant to the Amendment, the Company paid to Mr. Slater $163,000 as payment in full for (i) the cancellation of all amounts which are or may otherwise become due or payable to Mr. Slater under the terms of the agreement for licensees already introduced to the Company by Mr. Slater and which Mr. Slater was entitled to fifteen percent (15%) of the revenues from such licensees under the agreement, and (ii) the assignment to the Company of all such amounts payable directly to Mr. Slater pursuant to such license agreements. The Company has capitalized this payment and amortizes the expense in accordance with the revenue earned from the respective licensing agreements on which this payment was based upon.

The Company incurred direct licensing costs with Mr. Slater from amortization of the one-time payment stated above and fees paid for the Current Quarter and the Prior Year Quarter of $11,000 and $11,000, respectively and for the Current Six Months and for the Prior Year Six Months the $23,000 and $18,000, respectively.

On June 5, 2013, the Company paid Threadstone Advisors, LLC (“Threadstone”) a fee of $280,000 for the placement of $4,000,000 of proceeds from the Offering (See Note 6, Stockholders’ Equity). This placement fee was recorded as a reduction in paid in capital and reflected in the stockholders’ equity section of the Condensed Consolidated Balance Sheet. Mr. Slater is an officer and a 5% owner of Threadstone.

Licensing Agent Agreement

On August 2, 2011, Old XCel entered into a licensing agent agreement with Adam Dweck (“AD”) who is an Executive Vice President of Earthbound, LLC (“Earthbound”) and the son of Jack Dweck, who is a principal of Earthbound and is on the Company’s board of directors, pursuant to which he is entitled to a five percent (5%) commission on any royalties we receive under any new license agreements that he procures for us during the initial term of such license agreements. AD earned $6,000 and $3,000 in fees for the Current Quarter and Prior Year Quarter, respectively, and earned $9,000 and $5,000 in fees for the Current Six Months and the Prior Year Six Months, respectively.

Jones Texas, Inc.

Edward Jones, III, a principal shareholder and chief executive officer of Jones Texas, Inc. (“JT”) is on the Company’s board of directors. The Company and JT entered into a consulting agreement on March 28, 2012 whereby JT shall pursue and introduce licensing opportunities for the Company. JT procured a license for the Company during 2012 which the Company agreed to remit 15% of the license revenues for the initial term of the license. JT earned $0 and $1,000 in fees for the Current Quarter and Prior Year Quarter, respectively and earned $0 and $1,500 in fees for the Current Six Months and Prior Year Six Months, respectively.

Earthbound, LLC

As part of the consideration for the acquisition of the Isaac Mizrahi Business, the Company assumed a $1.5 million non-interest obligation owed to Earthbound, payable over five years commencing on September 29, 2011. Jeff Cohen is a principal owner of Earthbound and was a director of the Company through December 2012. Jack Dweck, a current board member of the Company, is also a principal owner of Earthbound. The Company made payments of $37,500 and $75,000 in the Prior Year Quarter and Prior Year Six Months, respectively, of which $27,000 and $53,000 was recorded as interest expense in the Prior Year Quarter and Prior Year Six Months, respectively. The Company extinguished this debt on November 21, 2012.

IM Ready-Made, LLC

The Company and the Seller had balances owed between the companies relating to the transition of the Isaac Mizrahi Business and certain payments assigned to the Seller by QVC under the QVC Agreement. As of June 30, 2013, the Company owed the Seller $74,000 and as of June 30, 2012 the Seller owed the Company $79,000. The Company did not earn any revenue or incur any expenses with IM Ready-Made, LLC since the Closing Date.

Mark DiSanto

On June 5, 2013 Mark X. DiSanto Investment Trust (the “DiSanto Trust”) purchased 285,715 shares of its Common Stock and Warrants to purchase an aggregate of 62,500 of the Company’s Common Stock for aggregate gross proceeds of $1,000,003 through the Offering (See Note 6, Stockholders’ Equity). Mark DiSanto, a director of the Company, is the trustee and has sole voting and dispositive power for the DiSanto Trust.

Executive Officer

The Company purchased $2,300 in used equipment from our Chief Executive Officer to be utilized at our New York City location.  The purchase price was at the estimated fair market value of the equipment.

11.	Subsequent Events

On August 1, 2013, the Company extinguished its existing term debt, the Loan, with proceeds from a new $13.0 million 5-year term loan with Bank of Hapoalim B.M. (the “New Loan”). The New Loan is secured by all of the assets of IM Brands and the Company’s membership interest in IM Brands and bears interest at an annual fixed rate of 4.44% payable quarterly in arrears each calendar quarter. Scheduled principal payments are as follows:

Date of Payment	Amount of Principal Payment

October 1, 2014, January 1, 2015, April 1, 2015 and July 1, 2015	$250,000

October 1, 2015, January 1, 2016, April 1, 2016 and July, 2016	$625,000

October 1, 2016, January 1, 2017, April 1, 2016 and July, 2017	$750,000

October 1, 2017, January 1, 2018 and April 1, 2018	$875,000

July 1, 2018	$3,875,000

In addition, the Company shall prepay the outstanding amount of the New Loan from excess cash flow (“Cash Flow Recapture”) for each fiscal year commencing year ending December 31, 2014 in arrears in an amount equal to twenty percent (20%) of such Cash Flow Recapture. Cash Flow Recapture shall mean for any fiscal period, cash provided by operating activities for such period less (a) capital expenditures not made through the incurrence of indebtedness less (b) all interest and principal (including indebtedness owed for the New Loan) paid or payable during such period less (c) all income tax payments made during such period.

On August 1, 2013 the redemption of the Loan resulted in an approximate loss on extinguishment of debt of $1,046,000, consisting of $859,000 of unamortized deferred costs and loan discount and $187,000 for prepayment fee of the Loan.

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

Overview

Xcel Brands, Inc. (the “Company”) engages in the design, licensing, marketing and retail sales of the Isaac Mizrahi Brand and certain rights of the Liz Claiborne New York Brand (“LCNY”) with a focus on a variety of product categories.  The Company operates in two segments - (1) design and licensing and (2) retail. Our design and licensing business operates in a “working capital light” business model, licensing the Isaac Mizrahi Brand and LCNY through its wholly-owned subsidiary IM Brands, LLC (“IM Brands”) and generating royalty and design and service fee revenues through licensing and other agreements with wholesale manufacturers, sourcing and design companies, and retailers. Our retail business was launched through its wholly-owned subsidiary IMNY Store #1, LLC in the Current Quarter with the opening of our first retail store in mid-June, located in Southampton, New York.

Our growth strategy is focused on increasing licensing design and service fee revenue through adding new product categories, expanding the retail penetration and optimizing the sales of our licensees. We will also seek new opportunities, including opening additional retail stores and international expansion through direct response television and licensing arrangements.

Summary of operating results

The three months ended June 30, 2013 (the “Current Quarter”) compared to the three months ended June 30, 2012 (the “Prior Year Quarter”).

Total Revenues.

Total revenues for the Current Quarter totaled $3.21 million compared to $2.82 million for the Prior Year Quarter. This increase was primarily related to an increase in net licensing revenues of $0.4 million.

Design and Licensing Segment – Almost all of the total revenues for the Current Quarter and all of the Prior Year Quarter consisted of net licensing revenues and design and service fees.

Retail Segment - The Company opened its first retail store in mid-June 2013 and reported net sales of $0.03 million in the Current Quarter. There are no comparative results for the Prior Year Quarter.

Gross Profit.

Gross profit for the Current Quarter was $3.19 million compared to $2.82 million for the Prior Year Quarter.

Design and Licensing Segment – Design and licensing gross profit was $3.17 million compared to $2.82 million for the Prior Year Quarter.

Retail Segment – Gross profit was $0.02 million, approximately 59% of net retail sales in the Current Quarter. There are no comparative results for the Prior Year Quarter.

Operating Expenses.

Operating expenses totaled $4.66 million for the Current Quarter compared to $3.63 million for the Prior Year Quarter, an increase of $1.03 million.

Design and Licensing Segment - Operating expenses totaled $4.54 million for the Current Quarter compared to $3.63 million for the Prior Year Quarter, an increase of $0.91 million. This increase was primarily related to an increase in stock-based compensation of $0.88 million and an increase in salaries of $0.30 million, partly offset by a decrease in other design and marketing and general and administrative expenses of $0.28 million.. Depreciation and amortization increased in the Current Quarter by $0.01 million compared with the Prior Year Quarter.

Retail Segment – Operating expenses were $0.11 million for the Current Quarter. Although the store opened for business in mid-June 2013, the Retail segment began operations in early May and included store preparation and merchandising costs. There were no comparative results for the Prior Year Quarter.

Operating Loss.

Operating loss for the Current Quarter was $1.46 million compared to $0.81 million in the Prior Year Quarter.

Design and Licensing Segment - Operating loss for the Current Quarter was $1.37 million compared to $0.81 million in the Prior Year Quarter.  The increase in loss was primarily the result of an increase in stock-based compensation expense and salaries, and partially off-set by an increase in total revenues, as noted above.

Retail Segment – Operating loss for the Current Quarter was $0.09 million. The loss was primarily the result of having only a few weeks of sales while incurring the costs to develop the retail concept and prepare the store for opening.

Interest and Finance Expense.

Interest and finance expenses for the Current Quarter decreased to $0.52 million compared to $0.55 million in the Prior Year Quarter. The decrease was primarily the result of the reduction in the interest expense relating to an installment obligation in the Prior Year Quarter that was fully satisfied in November 2012.

Provision (benefit) for Income Taxes.

The effective income tax rate for the Current Quarter is approximately 40% resulting in a $0.78 million income tax benefit, as compared to an effective income tax rate of approximately 0% in the Prior Year Quarter which resulted in the $1,000 income tax benefit. The Prior Year Quarter included a tax benefit from the effect of a state and local rate allocation change resulting in a (40)% adjustment to the effective tax rate by virtue of applying the rate differential to the opening net deferred tax liability.

Net Loss.

Our net loss was $1.20 million in the Current Quarter, compared to net loss of $1.35 million in the Prior Year Quarter, as a result of the factors discussed above.

The six months ended June 30, 2013 (the “Current Six Months”) compared to the six months ended June 30, 2012 (the “Prior Year Six Months”).

Total Revenues.

Total revenues for the Current Six Months totaled $6.39 million compared to $5.70 million for the Prior Year Six Months. This increase was primarily related to an increase in net licensing revenues of $0.7 million.

Design and Licensing Segment – Almost all of the total revenues for the Current Six Months and all of the Prior Year Six Months consisted of net licensing revenues and design and service fees.

Retail Segment - The Company opened its first retail store in mid-June 2013 and reported net sales of $0.03 million in the Current Six Months. There are no comparative results for the Prior Year Six Months.

Gross Profit.

Gross profit for the Current Six Months was $6.38 million compared to $5.70 million for the Prior Year Six Months.

Design and Licensing Segment – Design and licensing gross profit was $6.36 million compared to $5.70 million for the Prior Year Six Months.

Retail Segment – Gross profit was $0.02 million, approximately 59% of net retail sales in the Current Six Months. There were no comparative results for the Prior Year Six Months.

Operating Expenses.

Operating expenses totaled $7.31 million for the Current Six Months compared to $5.83 million for the Prior Year Six Months, an increase of $1.48 million.

Design and Licensing Segment - Operating expenses totaled $7.20 million for the Current Six Months compared to $5.83 million for the Prior Year Six Months, an increase of $1.37 million. This increase was primarily related to an increase in stock-based compensation of $0.92 million and an increase in salaries of $0.53 million, and partly off-set by a decrease in other design and marketing and general and administrative expenses of $0.10 million. Depreciation and amortization increased in the Current Six Months by $0.02 million compared with the Prior Year Six Months.

Retail Segment – Operating expenses were $0.11 million for the Current Six Months. Although the store opened for business in mid-June, the Retail segment began operations in early May and included store preparation and merchandising costs. There are no comparative results for the Prior Year Six Months.

Operating Loss.

Operating loss for the Current Six Months was $0.92 million compared to $0.12 million in the Prior Year Six Months.

Design and Licensing Segment - Operating loss for the Current Six Months was $0.83 million compared to $.12 million in the Prior Year Six Months.  The increase in loss was primarily the result of an increase in stock-based compensation expense and salaries, partially off-set by an increase in total revenues, as noted above.

Retail Segment – Operating loss for the Current Six Months was $0.09 million. The loss was primarily the result of having only a few weeks of sales while incurring the costs to develop the retail concept and prepare the store for opening.

Interest and Finance Expense.

Interest and finance expenses for the Current Six Months decreased to $1.04 million compared to $1.09 million in the Prior Year Six Months. The decrease was primarily (a) $0.03 million of interest expense relating to an installment obligation in the Prior Year Six Months that was fully satisfied in November 2012 and (b) $0.02 million decrease in the Current Six Months of amortization of discounted debt compared with the Prior Year Six Months.

Provision (benefit) for Income Taxes.

The effective income tax rate for the Current Six Months is approximately 40% resulting in a $0.79 million income tax benefit, as compared to an effective income tax rate of approximately 1% in the Prior Year Six Months which resulted in the $0.02 million income tax benefit. The Prior Year Six Months included a tax benefit from the effect of a state and local rate allocation change resulting in a (39)% adjustment to the effective tax rate by virtue of applying the rate differential to the opening net deferred tax liability.

Net Loss.

Our net loss was $1.18 million in the Current Six Months, compared to net loss of $1.19 million in the Prior Year Six Months, as a result of the factors discussed above.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund working capital needs, and to a lesser extent, capital expenditures. At June 30, 2013 our unrestricted cash and cash equivalents totaled $8.32 million.

On August 1, 2013, the Company extinguished its term debt with proceeds from a new $13.0 million 5-year term loan with Bank of Hapoalim B.M. (the “New Loan”). We used $12.67 million of the net proceeds of the New Loan to repay the credit facility with MidMarket Capital Partners, LLC, including a $0.19 million prepayment fee. The New Loan is secured by all of the assets of IM Brands and the Company’s membership interest in IM Brands and bears interest at an annual fixed rate of 4.44%, payable quarterly in arrears each calendar quarter. Principal payments commence October 2014 of $0.25 million are due for each of the following 4 quarters through July 2015 and increases to $0.63 million per quarter for the following 4 quarters.

In addition, the Company shall prepay the outstanding amount of the New Loan from excess cash flow (“Cash Flow Recapture”) for each fiscal year beginning in 2014, in arrears in an amount equal to twenty percent (20%) of such Cash Flow Recapture. Cash Flow Recapture shall mean (without duplication), for any fiscal period, cash provided by operating activities for such period less (a) capital expenditures not made through the incurrence of indebtedness less (b) all interest and principal (including indebtedness owed for the New Loan) paid or payable during such period less (c) all income tax payments made during such period. (See ITEM 1, Note 11, Subsequent Events, for details on principal obligations under the New Loan).

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

Our design and licensing segment does not require significant capital expenditures. However, we opened our first retail store in June 2013 for which $0.12 million of capital expenditures were incurred. In accordance with the terms of the New Loan, we are limited each year to $1.0 million of capital expenditures which is subject to increase by 10% of licensing revenues over $15 million. We currently have no commitments to open additional retail stores, but we are evaluating retail opportunities. If we expand the retail business, we would be limited to the number of stores we could open without the consent of our lender.

Changes in Working Capital

At June 30, 2013 and December 31, 2012, the working capital ratio (current assets to current liabilities) was 3.83 to 1.00 and 2.45 to 1.00, respectively. At June 30, 2013, current liabilities included $1.69 million of current portion of long-term debt, which has been fully satisfied with proceeds from the New Loan. Commentary on components of our cash flows for the Current Six Months as compared to the Prior Year Six Months is set forth below:

Operating Activities

Net cash provided by operating activities decreased approximately $0.44 million, from $1.02 million in the Prior Year Six Months to $0.58 million in the Current Six Months. This net decrease in net cash provided by operating activities of approximately $0.44 million was due to the decrease in net loss in the Current Six Months of $0.01 million compared with the Prior Year Six Months, offset by the net of (a) the aggregate net increase in use of cash from changes in operating assets and liabilities of $0.58 million compared with the Prior Year Six Months and (b) by an increase in the Current Six Months non-cash components to net loss of approximately $0.13 million compared with the Prior Year Six Months. The decrease in the net changes in operating assets and liabilities was primarily an increase in accounts receivables attributable to increased licensing and design and service fee revenues and an increase in inventory attributable to the launch of retail.

Investing Activities

Net cash used in investing activities in the Current Six Months increased approximately $0.13 million, from $0.09 million in the Prior Year Six Months to $0.22 in the Current Six Months, attributable to capital expenditures. In the Current Six Months, $0.12 million of capital expenditures was attributable to developing the retail store.

Financing Activities

Net cash provided by financing activities was $4.03 million for the Current Six Months compared with $0.01 million in the Prior Year Six Months.  Net cash provided by financing activities in the Current Six Months is attributable to $5.0 million of gross proceeds from the issuance of common stock, partly offset by $0.29 million in expenses related to the offering and $0.68 million of debt payments.

Other Factors

We continue to seek to expand and diversify the types of licensed products being produced under the Isaac Mizrahi Brand, as well as diversify the distribution channels within which licensed products are sold, in an effort to reduce dependence on any particular retailer, consumer or market sector. We will also seek new opportunities including opening additional retail stores and international expansion through direct response television and licensing arrangements. The success of our Company, however, will still remain largely dependent on our ability to build and maintain brand awareness and contract with and retain key licensees and on our licensees’ ability to accurately predict upcoming fashion trends within their respective customer bases and fulfill the product requirements of their particular retail channels within the global marketplace. Unanticipated changes in consumer fashion preferences, slowdowns in the U.S. economy, changes in the prices of supplies, consolidation of retail establishments, and other factors noted in “Risk Factors,” could adversely affect our licensees’ ability to meet and/or exceed their contractual commitments to us and thereby adversely affect our future operating results.

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

Summary of Critical Accounting Policies

Several of our accounting policies involve management judgments and estimates that could be significant. The policies with the greatest potential effect on our consolidated results of operations and financial position include the estimate of the fair value of the contingent obligations to the Seller, based on our licensing revenue performance. For our design and licensing segment, we can reasonably forecast revenues and plan expenditures based upon guaranteed royalty minimums and sales projections provided by our retail licensees.

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

In connection with our design and licensing business, we have entered into various trademark license agreements that provide revenues based on minimum royalties and additional revenues based on a percentage of defined sales. Minimum royalty revenue is recognized on a straight-line basis over each period, as defined, in each license agreement. Royalties exceeding the defined minimum amounts are recognized as income during the period corresponding to the licensee's sales.

We recognize retail store revenue upon sale of our products to retail consumers, net of estimated returns.

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

Impairment losses are recognized for long-lived assets, including certain intangibles, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are not sufficient to recover the assets’ carrying amount. Impairment losses are measured by comparing the fair value of the assets to their carrying amount.  For the Current Quarter and the Current Six Months, there were no events which would trigger impairment considerations.

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

ITEM 3. CONTROLS AND PROCEDURES

A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act are accumulated and communicated to management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. As of June 30, 2013, the date of that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act are recorded, processed, summarized and reported as and when required.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits:

10.1 Amendment No 1 to Second Amended and Restated Agreement and Consent to Assignment*

31.1 Rule 13a-14(a)/15d-14(a) Certification (CEO)

31.2 Rule 13a-14(a)/15d-14(a) Certification (CFO)

32.1 Section 1350 Certification (CEO)

32.2 Section 1350 Certification (CFO)

* Portions of this exhibit have been omitted pursuant to a Request for Confidential Treatment and filed separately with the Securities and Exchange Commission. Such portions are designated “***”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2013	By:	/s/ Robert W. D’Loren
Name: Robert W. D’Loren
Title: Chairman and Chief Executive Officer

	By:	/s/ James Haran
Name: James Haran
Title: Chief Financial Officer and Vice President

