Form 10-Q
period 2013-09-30
XCel Brands, Inc.
filed 2013-11-14
CIK 1083220

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

As of November 11, 2013, 10,167,427 shares of common stock, $.001 par value per share, of the issuer were outstanding.

XCEL BRANDS, INC.

Xcel Brands, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)	(See Note 1)
Assets
Current Assets:
Cash and cash equivalents	$7,867,000	$3,929,000
Accounts receivable, net	4,688,000	3,428,000
Inventory	90,000	-
Prepaid expenses	400,000	329,000
Total current assets	13,045,000	7,686,000
Property and Equipment:
Leasehold improvements, furniture and equipment	1,784,000	1,516,000
Less: accumulated depreciation	669,000	403,000
Total property and equipment	1,115,000	1,113,000
Other Assets:
Trademarks and other intangibles, net	45,440,000	45,835,000
Goodwill	12,371,000	12,371,000
Deferred finance costs, net	209,000	450,000
Other assets	264,000	349,000
Total other assets	58,284,000	59,005,000
Total Assets	$72,444,000	$67,804,000

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$1,110,000	$1,421,000
Deferred revenue, net of long-term portion	119,000	221,000
Other current liabilities	88,000	144,000
Current portion of long-term debt	6,244,000	1,350,000
Total current liabilities	7,561,000	3,136,000
Long-Term Liabilities:
Long-term liabilities, less current portion	19,426,000	29,046,000
Deferred tax liability	8,656,000	10,177,000
Deferred revenue, net of short-term portion	550,000	480,000
Total long-term liabilities	28,632,000	39,703,000
Total Liabilities	36,193,000	42,839,000

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 25,000,000 shares authorized, 10,167,427 and 7,339,979 issued and outstanding at September 30, 2013 and December 31, 2012, respectively.	10,000	7,000
Paid-in capital	31,313,000	21,966,000
Retained earnings	4,928,000	2,992,000
Total stockholders' equity	36,251,000	24,965,000

Total Liabilities and Stockholders' Equity	$72,444,000	$67,804,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues
Net licensing revenue	$3,075,000	$2,765,000	$8,863,000	$7,815,000
Design and service fee income	714,000	960,000	1,288,000	1,614,000
Net retail sales	130,000	-	162,000	-
Total revenues	3,919,000	3,725,000	10,313,000	9,429,000
Cost of goods sold	61,000	-	74,000	-
Gross profit	3,858,000	3,725,000	10,239,000	9,429,000

Operating expenses
Salaries, benefits and employment taxes	1,646,000	1,281,000	4,713,000	3,813,000
Other design and marketing costs	39,000	167,000	325,000	447,000
Other selling, general and administrative expenses	748,000	444,000	1,902,000	1,598,000
Stock-based compensation	2,295,000	2,043,000	4,652,000	3,479,000
Depreciation and amortization	222,000	216,000	663,000	640,000
Total operating expenses	4,950,000	4,151,000	12,255,000	9,977,000

Other expenses (income)
Loss on extinguishment of debt	1,351,000	-	1,351,000	-
Gain on reduction of contingent obligations	(5,100,000)	-	(5,100,000)	-
Total other income	(3,749,000)	-	(3,749,000)	-

Operating income (loss)	2,657,000	(426,000)	1,733,000	(548,000)

Interest and finance expense
Interest expense - term loan	189,000	286,000	738,000	858,000
Other interest and finance charges	196,000	262,000	685,000	778,000
Total interest and finance expense	385,000	548,000	1,423,000	1,636,000

Income (loss) before income taxes	2,272,000	(974,000)	310,000	(2,184,000)

Income tax benefit	(847,000)	(502,000)	(1,626,000)	(520,000)

Net income (loss)	$3,119,000	$(472,000)	$1,936,000	$(1,664,000)

Net income (loss) per share:
Basic	$0.31	$(0.06)	$0.22	$(0.25)
Diluted	$0.29	N/A	$0.20	N/A

Weighted average number of common shares outstanding:
Basic	10,167,769	7,517,151	8,892,303	6,772,244
Diluted	10,753,850	N/A	9,478,787	N/A

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
	For the Nine Months Ended September 30,
	2013	2012

Cash flows from operating activities
Net income (loss)	$1,936,000	$(1,664,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	663,000	640,000
Amortization of deferred finance costs	77,000	93,000
Stock-based compensation	4,652,000	3,479,000
Allowance for doubtful accounts	45,000	-
Amortization of seller note discount	438,000	401,000
Amortization of senior note discount	139,000	176,000
Deferred income tax benefit	(1,515,000)	(548,000)
Loss on extinguishment of debt	1,351,000	-
Gain on reduction of contingent obligations	(5,100,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,305,000)	(1,151,000)
Inventory	(90,000)	-
Other assets	23,000	(156,000)
Accounts payable and accrued expenses	(325,000)	66,000
Deferred revenue	(3,000)	131,000
Other liabilities	(53,000)	50,000
Net cash provided by operating activities	933,000	1,517,000

Cash flows from investing activities
Purchase of property and equipment	(268,000)	(110,000)
Increase in long-term security deposit	(8,000)	(175,000)
Reduction of restricted cash for security deposit	-	175,000
Net cash used in investing activities	(276,000)	(110,000)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants	5,000,000	-
Repayment of long-term debt	(13,500,000)	-
Prepayment fee on extinguishment of debt	(189,000)	-
Proceeds from term loan	13,000,000	-
Principal payment of the seller note	(500,000)	-
Payment of expenses related to equity and recapitalization	(310,000)	(3,000)
(Acquisition) reduction deferred finance costs	(217,000)	22,000
Repayment of lease obligation	(3,000)	(13,000)
Net cash provided by financing activities	3,281,000	6,000

Net increase in cash and cash equivalents	3,938,000	1,413,000

Cash and cash equivalents, beginning of period	3,929,000	2,718,000

Cash and cash equivalents, end of period	$7,867,000	$4,131,000

Supplemental disclosure of non-cash financing activities:
Restricted stock grants to employees and directors	$5,403,000	$4,635,000
Warrants issued to licensee	$-	$23,000
Forfeiture of employee stock grants	$(3,000)	$(2,000)

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$240,000	$62,000
Cash paid during the period for interest	$928,000	$916,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1.	NATURE OF OPERATIONS, BACKGROUND AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Xcel Brands, Inc., (“Xcel”, the "Company", “we”, “us”, or “our”), all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. The Condensed Consolidated Balance Sheet as of December 31, 2012 has been derived from audited consolidated financial statements. Operating results for the three months (the “Current Quarter”) and nine months (the “Current Nine Months”) ended September 30, 2013 are not necessarily indicative of the results that may be expected for a full fiscal year.

The Company engages in the design, licensing, marketing and retail sales of the Isaac Mizrahi Brand and certain rights of the Liz Claiborne New York Brand (“LCNY”) with a focus on a variety of product categories.  The Company operates in two segments - (1) design and licensing and (2) retail. Our design and licensing business operates in a “working capital light” business model, licensing the Isaac Mizrahi Brand and LCNY through its wholly-owned subsidiary IM Brands, LLC (“IM Brands”) and generating royalty and design and service fee revenues through licensing and other agreements with wholesale manufacturers, sourcing and design companies, and retailers. The Company’s retail business operates through its wholly-owned subsidiary IMNY Retail Management, LLC and was launched in June of this year opening the Company’s first retail store located in Southampton, New York.   The Company plans to open its second store by the spring of next year in Atlanta, Georgia.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 (“2012”).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Trademarks, Goodwill and Other Intangible Assets

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”), ASC Topic 350 “Intangibles - Goodwill and Other”. Under this standard, goodwill and indefinite lived assets are not amortized. The Company’s definite lived intangible assets are amortized over their estimated useful lives.

Under this standard, the Company annually has the option to first assess qualitatively whether it is more likely than not that there is an impairment. The Company completed its annual quantitative assessment of trademarks, goodwill and other intangibles at December 31, 2012.  In conjunction with the reduction in the contingent obligations discussed below, the Company updated its quantitative assessment of trademarks, goodwill and other intangibles at September 30, 2013 and determined that no impairment charges were required.

Contingent Obligations

Management analyzes and quantifies the expected earn-out payments over the applicable pay-out period. Management assesses no less frequently than each reporting period the status of contingent obligations and any expected changes in the fair market value of such contingent obligations.  Any change in the expected obligation will result in expense or income recognized in the period in which it is determined fair market value of the carrying value has changed. Contingent obligations have been reduced by $5.1 million during the Current Quarter and Current Nine Months, recorded as a gain on the reduction of contingent obligations and included in operating income in the Company’s unaudited condensed consolidated statements of operations (see Note 5, Debt).

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

ASC Topic 740 “Income Taxes” clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. Tax positions shall initially be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a probability of fifty percent (50%) or greater of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts.

The Company has no unrecognized tax benefits as of September 30, 2013 and December 31, 2012. The Company’s U.S. Federal and state and local income tax returns are closed prior to fiscal year 2009 and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

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

Design and service fees are recorded and recognized in accordance with the terms and conditions of each service contract, including the Company meeting its obligations and providing the relevant services under each contract. Generally, we record on a straight-line basis, each base fee as stated in each service agreement for the covered period and, if applicable, we recognize additional payments received that relate to a future period as deferred revenue, until service is provided or revenue is otherwise earned.

We recognize revenue from our retail store upon sale of our products to retail consumers, net of estimated returns.

Accounts Receivable

Accounts receivable represent amounts that are due to the Company by its licensees and other operating account debtors in the normal course of business. As of September 30, 2013, the Company has $4,688,000 of accounts receivable, net of allowance for doubtful accounts of $70,000. As of December 31, 2012 the Company had $3,428,000 of accounts receivable, net of allowance for doubtful accounts of $25,000.

Inventory

Inventories are stated at the lower of cost or market using the first in first out (“FIFO”) method. All inventory consists of finished goods and is located at the retail store location. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs, write-offs and shrinkage are charged to cost of goods sold.  In the Current Quarter and Current Nine Months, the Company experienced shrinkage of $5,000 and $9,000, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic  718 “Compensation - Stock Compensation”, by recognizing the fair value of stock-based compensation in the unaudited condensed consolidated statements of operations. Stock-based compensation can include stock options and restricted stock grants.

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

3.	Trademarks, Goodwill and Other Intangibles

Trademarks and other intangibles, net consist of the following:

	September 30,	December 31,
	2013	2012
Trademarks	$44,500,000	$44,500,000
Licensing agreements	2,000,000	2,000,000
Accumulated amortization, licensing agreements	(1,060,000)	(665,000)
Net carrying amount	$45,440,000	$45,835,000

Amortization expense for intangible assets for both the Current Quarter and the quarter ended September 30, 2012 (the “Prior Year Quarter”) was $132,000. Amortization expense for intangible assets for the Current Nine Months and the nine months ended September 30, 2012 (the “Prior Year Nine Months”) was $395,000 and $396,000, respectively. The trademarks of the Isaac Mizrahi Brand and related goodwill have been determined to have an indefinite useful life and accordingly, consistent with ASC Topic 350, no amortization has been recorded in the Company's unaudited condensed consolidated statements of operations.

The Company has $12,371,000 of goodwill that represents the excess of the purchase price over the fair value of net assets acquired accounted for under the acquisition method of accounting relating to the acquisition of the Isaac Mizrahi Business. There was no change in goodwill during the Current Nine Months.

4.	Significant Contracts

QVC Agreement

In connection with the Company’s agreement with QVC, Inc. (“QVC”), QVC is required to pay fees based primarily on a percentage of its net sales of Isaac Mizrahi branded merchandise. QVC royalty revenue represents a significant portion of the Company’s total revenues. Royalties from QVC totaled $1,992,000 and $1,900,000 for the Current Quarter and the Prior Year Quarter, respectively, representing 51% of the Company’s total revenues each quarter. Royalties from QVC totaled $5,976,000 and $5,700,000 for the Current Nine Months and the Prior Year Nine Months, respectively, representing 58% and 60% of the Company’s total revenues, respectively. As of September 30, 2013 and December 31, 2012, the Company had a receivable from QVC in the amount of $1,901,000, representing 41% and 55% of the Company’s receivables, respectively.

LCNY Agreement

In connection with the Company’s agreement with Fifth & Pacific Companies, Inc. (formerly Liz Claiborne, Inc.) (“FNP”) (the “LCNY Agreement”) FNP is required to pay the Company royalties based primarily on a percentage of royalties FNP receives from QVC under a separate license agreement between FNP and QVC. Revenues from the LCNY Agreement totaled $395,000 and $458,000 for the Current Quarter and the Prior Year Quarter, respectively, representing 10% and 12% of the Company’s total revenues, respectively. Revenues from the LCNY Agreement totaled $1,395,000 and $1,208,000 for the Current Nine Months and the Prior Year Nine Months, respectively, representing 14% and 13% of the Company’s total revenues, respectively. As of September 30, 2013 and December 31, 2012, the Company had a receivable from FNP in the amount of $1,792,000 and $699,000, representing 38% and 20% of the Company’s receivables, respectively.

5.	Debt

The Company’s net carrying amount of debt is comprised of the following:

	September 30,	December 31,
	2013	2012
Term Loan	$13,000,000	$12,579,000
Seller Note	6,244,000	6,306,000
Contingent obligation – Seller	6,366,000	11,466,000
Other long term liabilities	60,000	45,000
Total	25,670,000	30,396,000
Current portion	6,244,000	1,350,000
Total long term liabilities	$19,426,000	$29,046,000

Term Loan- Old Loan

On September 29, 2011 (the “Closing Date”), IM Brands, a wholly-owned subsidiary of the Company, entered into a five-year senior secured facility (the “Old Loan”) with MidMarket Capital Partners, LLC (“MidMarket”) and Noteholders in the aggregate principal amount of $13,500,000. The Loan was secured by all of the assets of IM Brands and the Company’s membership interests in IM Brands.

The principal amount of the Loan was payable quarterly as follows:  2.5% on January 5, 2013 through October 5, 2013; 3.75% on January 5, 2014 through October 5, 2014; 6.25% on January 5, 2015 through October 5, 2015; 12.5% on January 5, 2016 through the maturity date, which is the date that is 5 years after the Closing Date.

The interest rate on the Loan was a fixed rate of 8.5%, payable in cash.

Optional Prepayment .  IM Brands  could have prepaid  the Old Loan in whole or in part in increments of $500,000, provided that IM Brands  paid the following premiums in connection with the prepayment:

Period	Applicable Premium
Prior to September 29, 2013	2%
Prior to September 29, 2014	1%
On or After September 29, 2014	0%

Term Loan- New Loan

On August 1, 2013, the Company extinguished the Old Loan with proceeds from a new $13.0 million 5-year term loan with Bank of Hapoalim B.M. (the “New Loan”). The New Loan is secured by all of the assets of IM Brands and the Company’s membership interest in IM Brands and bears interest at an annual fixed rate of 4.44% payable quarterly in arrears each calendar quarter. Scheduled principal payments are as follows:
Amount of
Principal
Date of Payment	Payment

October 1, 2014, January 1, 2015, April 1, 2015 and July 1, 2015	$250,000

October 1, 2015, January 1, 2016, April 1, 2016 and July 1, 2016	$625,000

October 1, 2016, January 1, 2017, April 1, 2017 and July 1, 2017	$750,000

October 1, 2017, January 1, 2018 and April 1, 2018	$875,000

July 1, 2018	$3,875,000

In addition, the Company shall prepay the outstanding amount of the New Loan from excess cash flow (“Cash Flow Recapture”) for each fiscal year commencing with the year ending December 31, 2014 in arrears in an amount equal to twenty percent (20%) of such Cash Flow Recapture. Cash Flow Recapture shall mean for any fiscal period, cash provided by operating activities for such period less (a) capital expenditures not made through the incurrence of indebtedness less (b) all interest and principal (including indebtedness owed for the New Loan) paid or payable during such period less (c) all income tax payments made during such period.

On August 1, 2013 the  extinguishment  of the Old Loan resulted in an approximate loss on extinguishment of debt of $1,351,000, consisting of $381,000 of unamortized deferred costs, $781,000 from acceleration of the loan discount, and $189,000 for prepayment fees and expenses of the Old Loan. The Prepayment fee was equal to1.5% of the outstanding balance of the Old Loan immediately before the extinguishment.

Financial Covenants.  The Company is required to maintain minimum fixed charge ratio, and liquidity covenants, a maximum leverage ratio covenant and other non-monetary covenants, including reporting requirements and trademark preservation in accordance with the terms and conditions of the New Loan. As of September 30, 2013, the Company and IM Brands were in full compliance with all of the covenants under the New Loan.

Seller Note

On September 29, 2011, as part of the consideration for the purchase of the Isaac Mizrahi Business, the Company issued to IM Ready-Made, LLC (the “Seller”) a promissory note (the “Seller Note”) in the principal amount of $7,377,000.  The stated interest rate of the Seller Note is 0.25%.  Management has determined that this rate was below the Company’s expected borrowing rate, which was estimated at 9.25%.  Therefore, the Company discounted the Seller Note by $1,740,000 using a 9.0% imputed annual interest rate, resulting in an initial value of $5,637,000.  Also on September 29, 2011, the Company prepaid $123,000 of interest on the Seller Note.  The imputed interest amount is being amortized over the term of the Seller Note and recorded as other interest expense on the Company’s unaudited condensed consolidated statements of operations. The Company prepaid $500,000 of the Seller Note during the Current Quarter.  The Seller Note balance at September 30, 2013 and December 31, 2012 was $6,244,000 and $6,306,000, net of debt discount of $633,000 and $1,071,000, respectively.

The Seller Note initially matures on September 29, 2014 (the “Seller Maturity Date”) subject to extension as described below (the date to which the maturity date of the Seller Note is extended is referred to as the “Subsequent Seller Maturity Date”).  The Company has the right to pay the Seller Note at the Seller Maturity Date in cash or, subject to the following conditions, in shares of Common Stock.  If the Company elects to repay the outstanding principal amount of the Seller Note on the Seller Maturity Date by issuing shares of Common Stock, the number of shares issuable will be obtained by dividing the principal amount of the Seller Note then outstanding by the greater of (i) the fair market value of the Common Stock on the Seller Maturity Date and (ii) $4.50 subject to certain adjustments; provided, however, that if the fair market value of the Common Stock is less than $4.50 as adjusted, the Seller will have the option to extend the maturity of the Seller Note to the Subsequent Seller Maturity Date. If the maturity date of the Seller Note is so extended, the Seller will have the option to convert the Seller Note into Common Shares based on the greater of (i) the fair market value of the Common Stock on the Subsequent Seller Maturity Date and (ii) $4.50, subject to certain adjustments. If the maturity date of the Seller Note is extended, we will also have the option to repay the outstanding principal amount of the Seller Note on the Subsequent Seller Maturity Date in cash or by issuing the number of shares of Common Stock obtained by dividing the principal amount of the Seller Note outstanding on the Subsequent Seller Maturity Date by the fair market value of the Common Stock on the Seller Maturity Date.  In addition, at any time the Seller Note is outstanding, the Company has the right to convert the Seller Note, in whole or in part, into the number of shares of Common Stock obtained by dividing the principal amount to be converted by the fair market value of the Common Stock at the time of the conversion, so long as the fair market value of our Common Stock is at least $4.50. The full amount of the Seller Note is recorded in current liabilities as in the September 30, 2013 condensed consolidated balance sheet.

Contingent Obligations

Earn-out obligation
The Seller is eligible to earn additional consideration for the sale of the Isaac Mizrahi Business contingent upon the Isaac Mizrahi Brand achieving net royalty income targets set forth below during the twelve month periods ending September 30, 2014 and 2015. The Seller was eligible to earn additional consideration for the fiscal years ended September 30, 2012 and 2013, but did not meet the minimum net royalty income target. This consideration is payable with shares of Common Stock by the greater of (i) the fair market value of the Common Stock for the average stock price for the last twenty days in such period and (ii) $4.50 up to $7,500,000 (the “Earn-Out Value”).  The Seller will receive a percentage of the Earn-Out Value based upon the percentage of the actual net royalty income of the Isaac Mizrahi Business to the royalty target as set forth below. The fair value of the percentage of the Earn-Out Value was based primarily on projected future net royalty income related to the Isaac Mizrahi Brand (the “Earn-Out Obligation”). Any future change in the Earn-Out Obligation will result in an expense or income in the period in which it is determined that the fair market value of the carrying value has changed.  The royalty targets and percentage of the potential Earn-Out Value are as follows:

	ROYALTY	EARN-OUT
ROYALTY TARGET PERIODS	TARGET	VALUE
Third Royalty Target Period (October 1, 2013 to September 30, 2014)	$22,000,000	$7,500,000
Fourth Royalty Target Period (October 1, 2014 to September 30, 2015)	$24,000,000	$7,500,000

APPLICABLE	% OF EARN-OUT
PERCENTAGE	VALUE EARNED
Less than 76%	0%
76% up to 80%	40%
80% up to 90%	70%
90% up to 95%	80%
95% up to 100%	90%
100% or greater	100%

In accordance with ASC Topic 480 "Distinguishing Liabilities from Equity", the Earn-Out Obligation is treated as a liability in the accompanying Condensed consolidated balance sheets because of the variable number of shares payable under the agreement. The Earn-Out Obligation fair value at September 30, 2013 and December 31, 2012 was $3.6 million and $8.7 million, respectively and recorded as long term liabilities on the Company’s condensed consolidated balance sheets. The $5.1 million reduction was recorded as a gain on reduction of contingent obligations in the Company’s unaudited condensed consolidated statement of operations in the Current Quarter and the Current Nine Months. The reduction in the Earn-Out Obligation was based primarily on a revision of projected future net royalty income related to the Isaac Mizrahi Brand within the earn-out period.  The earn-out obligation is reduced as a result of revised lower projected future net royalty income of the Isaac Mizrahi Business, therefore diminishing the probability of achieving the Third Royalty Target and the Fourth Royalty Target.  This adjustment results from the Company having better visibility in its 2014 royalties given current Isaac Mizrahi Brand product sales information.

QVC Earn-out
The Company is required to pay the Seller $2.766 million, payable in cash or Common Stock, at the Company’s option, contingent upon the Company receiving aggregate net royalty income of at least $2.5 million from QVC for the Isaac Mizrahi Brand in the twelve-month period ending September 30, 2015 with such stock based upon the greater of (x) $4.50 per share, and (y) the average stock price for the last twenty days prior to the time of such issuance (the “QVC Earn-Out”). The current term of the QVC Agreement runs through September 30, 2015.  Management has determined that it is probable that the $2.5 million in net royalty income from QVC will be met. In accordance with ASC Topic 480, the QVC Earn-Out obligation is treated as a liability in the accompanying unaudited condensed consolidated balance sheets because of the variable number of shares payable under the agreement.  Management will assess no less frequently than each reporting period the status of this contingent obligation.  Any change in the expected obligation will result in an expense or income in the period in which it is determined fair market value has changed.

The combined contingent obligation of $6.366 million and $11.466 million as of September 30, 2013 and December 31, 2012 is reported as long-term debt on the Company’s condensed consolidated balance sheets.

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

On April 17, 2012, the Company issued to management an aggregate of 1,100,000 shares of restricted stock. The vesting date of 1,025,000 shares of restricted stock was November 15, 2012, provided, however, that each such grantee has the right to extend the vesting date by six-month increments in his or her sole discretion, prior to the date the restrictions would lapse. The vesting date of 37,500 shares of restricted stock was May 15, 2013, provided however, the executive has the right to extend the vesting date by six-month increments in his sole discretion, prior to the date the restrictions would lapse. The vesting date of 37,500 shares of restricted stock is May 15, 2014, provided however, the executive has the right to extend the vesting date by six-month increments in his sole discretion, prior to the date the restrictions would lapse. As of September 30, 2013, restrictions on 509,488 shares have lapsed and 551,747 and 38,765 restricted shares are scheduled to vest on November 15, 2013 and May 15, 2014, respectively. On November 15, 2012 the Company repurchased 209,623 shares upon vesting of restricted stock in satisfying the grantees’ tax withholding obligation.

Also, on April 17, 2012, the Company issued 50,000 shares of restricted stock to a non-executive employee. The vesting date of the 50,000 shares of restricted stock is November 15, 2013, provided however, the employee has the right to extend the vesting date by nine-month increments in her sole discretion, prior to the date the restrictions would lapse. As of September 30, 2013, restrictions on 24,916 shares have lapsed and 25,084 restricted shares are scheduled to vest on November 15, 2013. On November 15, 2012, the Company repurchased 8,540 shares upon vesting of restricted stock in satisfying the grantees’ tax withholding obligation.

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

On June 1, 2012, the Company issued to non-management directors 138,335 shares of restricted stock. The vesting date of 138,335 shares of restricted stock was December 1, 2012, provided, however, that each such grantee has the right to extend the vesting date by six-month increments in his sole discretion, prior to the date the restrictions would lapse. As of September 30, 2013, restrictions on 70,863 shares have lapsed and 67,472 restricted shares are scheduled to vest on December 1, 2013. On November 15, 2012, the Company repurchased 18,870 shares on vesting of restricted stock in satisfying the grantees’ tax withholding obligation.

On June 1, 2012, the Company issued to management 242,775 shares of restricted stock. The vesting date of 242,775 shares of restricted stock was December 1, 2012, provided, however, that each such grantee has the right to extend the vesting date by six-month increments in his sole discretion, prior to the date the restrictions would lapse. As of September 30, 2013, none of these shares have vested and these restricted shares are scheduled to vest on December 1, 2013.

On April 1, 2013, the Company issued to management 1,270,000 shares of restricted stock. The vesting date of 1,075,000 shares of restricted stock is March 31, 2014, provided, however, that each such grantee has the right to extend the vesting date by six-month increments in his sole discretion, prior to the date the restrictions would lapse. The remaining 195,000 shares of restricted stock will vest evenly over 2 years, whereby 50% shall vest on March 31, 2014 and 50% shall vest on March 31, 2015. Notwithstanding the foregoing, each grantee may extend the first anniversary of all or a portion of the Restricted Shares by six months and, thereafter one or more times may further extend such date with respect to all or a portion of the Restricted Shares until the next following September 30th or March 31st, as the case may be, by providing written notice of such election to extend such date with respect to all or a portion of the Restricted Shares prior to such date.

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

The fair value for all options and warrants was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected Volatility (i)	22-42%
Expected Dividend Yield	0%
Expected Life (Term) (ii)	2.5 – 5.75 years
Risk-Free Interest Rate	0.39% - 0.98%

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

Stock Options

A summary of the Company’s stock options for the Current Nine Months is as follows:

		Weighted-Average
	Options	Exercise Price
Outstanding at January 1, 2013	345,000	$4.54
Granted	-	-
Canceled	-	-
Exercised	-	-
Expired/Forfeited	(1,375)	3.55
Outstanding at September 30, 2013	343,625	$4.55
Exercisable at September 30, 2013	213,483	$4.64

Compensation expense related to stock option grants for the Current Quarter and the Prior Year Quarter was $19,000 and $23,000, respectively. Compensation expense related to stock option grants for the Current Nine Months and the Prior Year Nine Months was $58,000 and $51,000, respectively. Compensation expense related to stock options is reported as stock-based compensation under operating expenses in the unaudited condensed consolidated statements of operations.  An additional amount of $22,000 is expected to be expensed over a period of 7 months from October 1, 2013 through April 30, 2014.

The preceding table does not include options to purchase 576 shares of Common Stock for $728 per share issued under the Company’s former equity plan. The Company does not expect to issue any equity awards under this plan.

Warrants

A summary of the Company’s warrants for the Current Nine Months is as follows:

		Weighted-Average
	Warrants	Exercise Price
Outstanding at January 1, 2013	1,132,043	$2.47
Granted (See private offering of equity securities above)	312,500	5.00
Canceled	-	-
Exercised	-	-
Expired/Forfeited	-	-
Outstanding at September 30, 2013 and expected to vest.	1,444,543	$3.01
Exercisable at September 30, 2013	1,444,543	$3.01

Compensation expense related to warrants for the Current Quarter and the Prior Year Quarter was $11,000 each period. Compensation expense related to warrants for the Current Nine Months and the Prior Year Nine Months was $33,000 each period. Compensation expense related to warrants, except those warrants issued to a licensee (see below) is reported as stock-based compensation under operating expenses in the unaudited condensed consolidated statements of operations.

The Company values other warrants issued to non-employees at the commitment date at the fair market value of the instruments issued, a measure which is more readily available than the fair market value of services rendered, using the Black-Scholes model. The fair market value of the instruments issued is expensed over the vesting period.

The Company issued to a licensee warrants to purchase 75,000 shares of common stock with an exercise price of $5.50 per share and a term of 5-years. Compensation expense related to warrants in connection with the licensing agreement is amortized over the 5-year initial term of the license agreement and is recorded as a discount to licensing revenues. The stock-based licensing revenue-discount for the Current Quarter and the Prior Year Quarter was $1,000 and $1,000, respectively.  The stock-based licensing revenue-discount for the Current Nine Months and the Prior Year Nine Months was $3,000 and $3,000, respectively. An additional amount of $14,000 is expected to be amortized over a period of 36 months from October 1, 2013 through September 30, 2016.

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

A summary of the Company’s restricted stock for the Current Nine Months is as follows:

		Weighted-Average
	Restricted	Grant Date Fair
	Shares	Value
Outstanding at January 1, 2013	964,607	$3.00
Granted	1,399,750	3.86
Canceled	-	-
Vested	(16,868)	3.00
Expired/Forfeited	-	-
Outstanding at September 30, 2013	2,347,489	$3.51

Compensation expense related to restricted stock grants for the Current Quarter and Prior Year Quarter was $2,266,000 and $2,043,000, respectively. Compensation expense related to restricted stock grants for the Current Nine Months and Prior Year Nine Months was $4,562,000 and $3,479,000, respectively. Compensation expense related to restricted stock grants is reported as stock-based compensation under operating expenses in the unaudited condensed consolidated statements of operations. An additional amount of $186,000 is expected to be expensed over the remainder of 2013 and an additional $823,000 expensed over a period of 15 months from January 1, 2014 through March 31, 2015.

Shares Available Under the Company’s 2011 Equity Incentive Plan

At September 30, 2013, there were 1,931,215 common shares available for issuance under the Company’s 2011 Equity Incentive Plan.

Shares Reserved for Issuance

At September 30, 2013, there were 3,719,959 common shares reserved for issuance pursuant to warrants, stock options and availability for issuance under the Company’s 2011 Equity Incentive Plan.

Dividends

The Company has not paid any dividends to date.

7.	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing  net income  (loss) available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period, including stock options and warrants, using the treasury stock method, and convertible debt, using the if-converted method. Diluted EPS excludes all potentially dilutive shares of common stock if their effect is anti-dilutive.

Shares used in calculating basic and diluted loss per share are as follows:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2013	2012	2013	2012
Basic	10,167,769	7,517,151	8,892,303	6,772,244
Effect of exercise of stock options	4,241	n/a	4,644	n/a
Effect of exercise of warrants	581,840	n/a	581,840	n/a
Diluted	10,753,850	7,517,151	9,478,787	6,772,244

The computation of basic and diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2013	2012	2013	2012
Stock options and warrants	1,126,925	580,825	949,498	658,208

8.	Income Taxes

The Company’s effective income tax rate for the Current Quarter and the Prior Year Quarter was approximately (37.3)% and (51.5)%, respectively.  The Company’s effective income tax rate for the Current Nine Months and the Prior Year Nine Months was approximately (524.0)% and (23.8)%, respectively.

The provision (benefit) for income taxes using the statutory federal tax rate as compared to the Company’s effective tax rate is summarized as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
Federal statutory rate	34.0%	$34.0%
State income taxes, net of federal benefit	7.2%	7.2%
Gain on reduction of earn-out	(92.5)%	(677.2)%
Change in state rate	15.2%	111.3%
Fin 18 Adjustment	(1.5)%	(4.9)%
Other	0.3%	5.6%
Income tax benefit	(37.3)%	$(524.0)%

During the third quarter the Company recorded a $5.1 million gain on the reduction of contingent obligations related to the acquisition of IM Ready.  This gain is not subject to tax and was treated as a discrete item occurring in the third quarter of 2013 (See Note 5, Debt).  Additionally, there was an increase in the state income tax rate which was booked to deferred income tax expense and treated as a discrete item occurring in the third quarter of 2013.

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

The following table presents the key performance information of the Company’s reportable segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue:
Net licensing revenue	$3,075,000	$2,765,000	$8,863,000	$7,815,000
Design and service fee income	714,000	960,000	1,288,000	1,614,000
Design and licensing revenues	3,789,000	3,725,000	10,151,000	9,429,000
Retail sales	130,000	-	162,000	-
Total revenues	$3,919,000	$3,725,000	$10,313,000	$9,429,000

Operating income (loss):
Design and licensing	$2,797,000	$(426,000)	$1,966,000	$(548,000)
Retail	(140,000)	-	(233,000)	-
Total operating income (loss)	$2,657,000	$(426,000)	$1,733,000	$(548,000)

	Three Months Ended September 30,		Nine Months Ended September 30,
Capital Expenditures	2013	2012	2013	2012
Property and equipment :
Design and licensing	$30,000	$19,000	$127,000	$110,000
Retail	23,000	-	141,000	-
Total capital expenditures	$53,000	$19,000	$268,000	$110,000

	September 30,	December 31,
Long Lived Assets	2013	2012
Trademarks and other intangibles, net :
Design and licensing	$45,440,000	$45,835,000
Retail	-	-
Total Trademarks and other intangibles, net	$45,440,000	$45,835,000

Property and equipment :
Design and licensing	$984,000	$1,113,000
Retail	131,000	-
Total property and equipment	$1,115,000	$1,113,000

10.	Related Party Transactions

Todd Slater

On September 29, 2011, the Company adopted a one-year agreement which was amended on October 4, 2011, with Todd Slater, who was appointed as a director of the Company commencing on October 17, 2011, for services related to the Company’s licensing strategy and introduction of potential licensees. During the term of the agreement or during the year following the expiration of the term of the agreement, if the Company enters into a license or distribution agreement with a licensee introduced by Mr. Slater, Mr. Slater was entitled to receive a commission equal to fifteen percent (15%) of all net royalties received by the Company during the first term of such agreement, payable within thirty days of receipt of the net royalties.

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

The Company incurred direct licensing costs with Mr. Slater from amortization of the one-time payment stated above and fees paid for the Current Quarter and the Prior Year Quarter of $12,000 and $10,000, respectively and for the Current Nine Months and for the Prior Year Nine Months  of $35,000 and $18,000, respectively.

On June 5, 2013, the Company paid Threadstone Advisors, LLC (“Threadstone”) a fee of $280,000 for the placement of $4,000,000 of proceeds from the Offering (See Note 6, Stockholders’ Equity). This placement fee was recorded as a reduction in  paid-in capital and reflected in the stockholders’ equity section of the condensed consolidated balance sheet.  Mr. Slater is an officer and a 5% owner of Threadstone.

Licensing Agent Agreement

On August 2, 2011, the Company entered into a licensing agent agreement with Adam Dweck (“AD”) who is an Executive Vice President of Earthbound, LLC (“Earthbound”) and the son of Jack Dweck, who is a principal of Earthbound and is on the Company’s board of directors, pursuant to which he is entitled to a five percent (5%) commission on any royalties we receive under any new license agreements that he procures for us during the initial term of such license agreements.  AD earned $4,000 and $3,000 in fees for the Current Quarter and Prior Year Quarter, respectively, and earned $14,000 and $8,000 in fees for the Current Nine Months and the Prior Year Nine Months, respectively.

We are also are obligated to grant to AD warrants to purchase 12,500 shares of common stock at an exercise price of $5.00 per share, subject to AD generating $0.5 million of accumulated royalties and additional warrants to purchase 12,500 shares of common stock at an exercise price of $5.00 per share, subject to AD generating $1.0 million of accumulated royalties. Additionally, AD shall be entitled to receive warrants to purchase 25,000 shares of common stock priced at the fair market value at the time of issuance, subject to AD generating $2.0 million of accumulated royalties.   These warrants all expire on August 2, 2016.  As of September 30, 2013, AD has reached the first milestone of $500,000 sourced royalties and it is likely AD will reach the second milestone of $1,000,000 of AD sourced royalties by August 2, 2016.  The Company has subsequently issued warrants to AD to purchase 25,000 shares of common stock of which 12,500 vest immediately and 12,500 vest upon achieving the second milestone.  The fair value of these warrants was estimated at $2,500 on the grant date using the Black-Scholes option pricing method, of which half has been recorded as a royalty commission expense in the Current Quarter and is recorded as a reduction of net licensing revenues on the unaudited condensed consolidated statements of operations.  The balance of the warrants will be expensed evenly over the next 15 months, the period when the second milestone is estimated to occur.

Jones Texas, Inc.

Edward Jones, III, a principal shareholder and chief executive officer of Jones Texas, Inc. (“JT”) is on the Company’s board of directors. The Company and JT entered into a consulting agreement on March 28, 2012, whereby JT shall pursue and introduce licensing opportunities for the Company. JT procured a license for the Company during 2012, which the Company agreed to remit 15% of the license revenues for the initial term of the license. JT earned $0 and $1,000 in fees for the Current Quarter and Prior Year Quarter, respectively and earned $0 and $2,000 in fees for the Current Nine Months and Prior Year Nine Months, respectively.

Earthbound, LLC

As part of the consideration for the acquisition of the Isaac Mizrahi Business, the Company assumed a $1.5 million non-interest obligation owed to Earthbound, payable over five years commencing on September 29, 2011. Jeff Cohen is a principal owner of Earthbound and was a director of the Company through December 2012. The Company made payments of $37,500 and $75,000 in the Prior Year Quarter and Prior Year Nine Months, respectively, of which $26,000 and $80,000 was recorded as interest expense in the Prior Year Quarter and Prior Year Nine Months, respectively. The Company extinguished this debt on November 21, 2012.

IM Ready-Made, LLC

The Company and the Seller had balances owed between the companies relating to the transition of the Isaac Mizrahi Business and certain payments assigned to the Seller by QVC under the QVC Agreement. As of September 30, 2013, the Company owed the Seller $114,000 and as of September 30, 2012 the Seller owed the Company $68,000. The Company did not earn any revenue or incur any expenses with IM Ready-Made, LLC since the Closing Date.

Mark DiSanto

On June 5, 2013, Mark X. DiSanto Investment Trust (the “DiSanto Trust”) purchased 285,715 shares of its Common Stock and Warrants to purchase an aggregate of 62,500 of the Company’s Common Stock for aggregate gross proceeds of $1,000,003 through the Offering (See Note 6, Stockholders’ Equity). Mark DiSanto, a director of the Company, is the trustee and has sole voting and dispositive power for the DiSanto Trust.

Executive Officer

In April 2013, the Company purchased $2,300 in used equipment from our Chief Executive Officer to be utilized at our New York City location. The purchase price was at the estimated fair market value of the equipment.

11.	Subsequent Events

None

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

Overview

Xcel Brands, Inc. (the “Company”) engages in the design, licensing, marketing and retail sales of the Isaac Mizrahi Brand and certain rights of the Liz Claiborne New York Brand (“LCNY”) with a focus on a variety of product categories.  The Company operates in two segments - (1) design and licensing and (2) retail. Our design and licensing business operates in a “working capital light” business model, licensing the Isaac Mizrahi Brand and LCNY through its wholly-owned subsidiary IM Brands, LLC (“IM Brands”) and generating royalty and design and service fee revenues through licensing and other agreements with wholesale manufacturers, sourcing and design companies, and retailers.  Our retail business operates through its wholly-owned subsidiary IMNY Retail Management, LLC and was launched in June of this year opening the Company’s first retail store located in Southampton, New York.  The Company plans to open its second store by the spring of 2014 in Atlanta, Georgia.

Our growth strategy is focused on increasing licensing design and service fee revenue through adding new product categories, expanding the retail penetration and optimizing the sales of our licensees. We will also seek new opportunities, including opening additional retail stores and international expansion through direct response television and licensing arrangements.

Summary of operating results

The three months ended September 30, 2013 (the “Current Quarter”) compared to the three months ended September 30, 2012 (the “Prior Year Quarter”).

Total Revenues.
Total revenues for the Current Quarter totaled $3.92 million compared to $3.73 million for the Prior Year Quarter. This increase was primarily related to an increase in net retail sales of $0.13 million.

Design and Licensing Segment – Almost all of the total revenues for the Current Quarter and all of the Prior Year Quarter consisted of net licensing revenues and design and service fees.  Design and licensing fee income for the Current Quarter totaled $3.79 million compared to $3.73 million for the Prior Year Quarter. This increase was primarily related to an increase in net licensing revenue of $0.31 million and partially offset by a decrease in design and service fees of $0.25 million.

Retail Segment - The Company opened its first retail store in mid-June 2013 and reported net sales of $0.13 million in the Current Quarter. There are no comparative results for the Prior Year Quarter.

Gross Profit.
Gross profit for the Current Quarter was $3.86 million compared to $3.73 million for the Prior Year Quarter.

Design and Licensing Segment – Design and licensing gross profit was $3.79 million compared to $3.73 million for the Prior Year Quarter, the same amount as its net revenues.

Retail Segment – Gross profit was $0.07 million, approximately 53% of net retail sales in the Current Quarter. There are no comparative results for the Prior Year Quarter.

Operating Expenses.
Operating expenses totaled $4.95 million for the Current Quarter compared to $4.15 million for the Prior Year Quarter, an increase of $0.80 million.

Design and Licensing Segment - Operating expenses totaled $4.75 million for the Current Quarter compared to $4.15 million for the Prior Year Quarter, an increase of $0.60 million. This increase was primarily related to an increase in stock-based compensation of $0.25 million and an increase in salaries of $0.25 million.

Retail Segment – Operating expenses were $0.21 million for the Current Quarter. The store opened for business in mid-June 2013 and had its first full quarter of operations. There were no comparative results for the Prior Year Quarter.

Other Expenses (Income).
Other expenses (income) netted to ($3.75) million for the Current Quarter compared to $0 for the Prior Year Quarter.  The other expenses (income) for the Current Quarter consisted of $1.35 million in a loss on extinguishment of debt offset by a ($5.1) million gain on reduction of contingent obligations.  The loss on extinguishment of debt was the result of the Company refinancing its long-term term debt (“Old Loan”) with a new term debt (“New Loan”) facility, with more favorable terms.  The extinguishment of the Old Loan included a prepayment fee of $0.19 million and an acceleration of deferred finance costs and loan discount of $1.16 million resulting in a loss on extinguishment of debt of $1.35 million.  The Company reduced the fair value of its contingent obligation by $5.1 million in the Current Quarter, resulting in a gain on reduction of contingent obligations (See ITEM I, Note 5, Debt in the Notes to the Unaudited Condensed Consolidated Financial Statements).

Operating Income (Loss).
Operating income (loss) for the Current Quarter was $2.66 million compared to ($0.43) million in the Prior Year Quarter.

Design and Licensing Segment - Operating income for the Current Quarter of $2.80 million is an increase of $3.23 million compared to ($0.43) million operating loss in the Prior Year Quarter. This is primarily the net of the gain on reduction of contingent obligations and the loss on extinguishment of debt detailed above in Other Expenses (Income) and partially offset by the increase in operating expenses.

Retail Segment – Operating income (loss) for the Current Quarter was ($0.14) million. The loss was primarily the result of the retail business launch which includes scaling retail operations and fixed overhead associated with our retail business.

Interest and Finance Expense.
Interest and finance expenses for the Current Quarter decreased to $0.39 million compared to $0.55 million in the Prior Year Quarter. The decrease was primarily the result of a lower interest rate in the New Loan (See ITEM 1, Note 5, Debt in the Notes to Unaudited Condensed Consolidated Financial Statements) and the interest expense relating to an installment obligation in the Prior Year Quarter that was fully satisfied in November 2012.

Provision (benefit) for Income Taxes.
The effective income tax rate for the Current Quarter is approximately (37.3)% resulting in a $0.85 million income tax benefit, as compared to an effective income tax rate of approximately (51.5)% in the Prior Year Quarter which resulted in the $0.50 million income tax benefit.  During the third quarter of 2013, the Company recorded a $5.1 million gain on the reduction of contingent obligations related to the acquisition of The Isaac Mizrahi business.  This gain is not subject to tax and was treated as a discrete item.  Additionally, there was an increase in the state income tax rate which was booked to deferred income tax expense and treated as a discrete item occurring in the third quarter of 2013.

Net Income (Loss).
Our net income was $3.15 million in the Current Quarter, compared to ($0.47) million net loss in the Prior Year Quarter, as a result of the factors discussed above.

The nine months ended September 30, 2013 (the “Current Nine Months”) compared to the nine months ended September 30, 2012 (the “Prior Year Nine Months”).

Total Revenues.
Total revenues for the Current Nine Months totaled $10.31 million compared to $9.43 million for the Prior Year Nine Months. This increase was primarily related to an increase in net licensing revenues of $1.05 million, an increase in retail sales of $0.16 million and partially offset by a decrease in design and service fee income of $0.33 million.

Design and Licensing Segment – Almost all of the total revenues for the Current Nine Months and all of the Prior Year Nine Months consisted of net licensing revenues and design and service fees. Design and licensing fee income for the Current Nine Months totaled $10.15 million compared to $9.43 million for the Prior Year Nine Months. This increase was attributable to an increase in net licensing revenue of $1.05 million and partially offset by a decrease in design and service fees of $0.33 million. The increase in net licensing revenues was attributable to an increase in interactive media revenues (QVC, Inc. and LCNY) of $0.46 and an increase of $0.59 in wholesale licensed revenues.

Retail Segment - The Company opened its first retail store in mid-June 2013 and reported net sales of $0.16 million in the Current Nine Months. There are no comparative results for the Prior Year Nine Months.

Gross Profit.
Gross profit for the Current Nine Months was $10.24 million compared to $9.43 million for the Prior Year Nine Months.

Design and Licensing Segment – Design and licensing gross profit was $10.15 million compared to $9.43 million for the Prior Year Nine Months, the same amount as its net revenues.

Retail Segment – Gross profit was $0.09 million, approximately 54% of net retail sales in the Current Nine Months. There were no comparative results for the Prior Year Nine Months.

Operating Expenses.
Operating expenses totaled $12.26 million for the Current Nine Months compared to $9.98 million for the Prior Year Nine Months, an increase of $2.28 million.

Design and Licensing Segment - Operating expenses totaled $11.94 million for the Current Nine Months compared to $9.98 million for the Prior Year Nine Months, an increase of $1.96 million. This increase was primarily related to an increase in stock-based compensation of $1.17 million and an increase in salaries of $0.79 million.

Retail Segment – Operating expenses were $0.32 million for the Current Nine Months. The store opened for business in mid-June 2013 and had its first full quarter of operations. There were no comparative results for the Prior Year Nine Months.

Other Expenses (Income).
Other expenses (income) netted to ($3.75) million for the Current Nine Months compared to $0 million for the Prior Year Nine Months.  The other expenses (income) for the Current Nine Months consisted of $1.35 million in a loss on extinguishment of debt and offset by a ($5.1) million gain on reduction of contingent obligations.  The loss on extinguishment of debt was the result of the Company refinancing its Old Loan with the New Loan, with more favorable terms.  The extinguishment of the Old Debt included a prepayment fee of $0.19 million and an acceleration of deferred finance costs and loan discount of $1.16 million resulting in a loss on extinguishment of debt of $1.35 million.  The Company reduced the fair value of its contingent obligation by $5.1 million in the Current Nine Months, resulting in a gain on reduction of contingent obligations (See Note 5, Debt in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information).

Operating Income (Loss).
Operating income (loss) for the Current Nine Months was $1.73 million compared to ($0.55) million in the Prior Year Nine Months.

Design and Licensing Segment - Operating income for the Current Nine Months of $1.97 million is an increase of $2.52 million compared to ($0.55) million in the Prior Year Nine Months.  This is primarily the net of the gain on reduction of contingent obligations and the loss on extinguishment of debt detailed above in Other Expenses (Income) and partially offset by the increase in operating expenses.

Retail Segment – Operating income (loss) for the Current Nine Months was ($0.23) million. The loss was primarily the result of the retail business launch which includes scaling retail operations and fixed overhead associated with our retail business.

Interest and Finance Expense.
Interest and finance expenses for the Current Nine Months decreased to $1.42 million compared to $1.64 million in the Prior Year Nine Months. The decrease was primarily the result of a lower interest rate in our New Loan (See Note 5, Debt in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information) and the interest expense relating to an installment obligation in the Prior Year Nine Months that was fully satisfied in November 2012.

Provision (benefit) for Income Taxes.
The effective income tax rate for the Current Nine Months is approximately (524.0)% resulting in a $1.63 million income tax benefit, as compared to an effective income tax rate of approximately (23.8)% in the Prior Year Nine Months which resulted in the $0.52 million income tax benefit.  During the third quarter of 2013, the Company recorded a $5.1 million gain on the reduction of contingent obligations related to the acquisition of the Isaac Mizrahi business.  This gain is not subject to tax and was treated as a discrete item.  Additionally, there was an increase in the state income tax rate which was booked to deferred income tax expense and treated as a discrete item occurring in the third quarter of 2013.

Net Income (Loss).
Our net income was $1.94 million in the Current Nine Months, compared to ($1.66) million net loss in the Prior Year Nine Months, as a result of the factors discussed above.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund working capital needs, and to a lesser extent, capital expenditures. At September 30, 2013, our unrestricted cash and cash equivalents totaled $7.87 million.

On August 1, 2013, the Company extinguished its term debt with proceeds from the New Loan, a $13.0 million 5-year term loan with Bank of Hapoalim B.M.  We used $12.67 million of the net proceeds of the New Loan to repay the credit facility with MidMarket Capital Partners, LLC, including a $0.19 million prepayment fee. The New Loan is secured by all of the assets of IM Brands and the Company’s membership interest in IM Brands and bears interest at an annual fixed rate of 4.44%, payable quarterly in arrears each calendar quarter. Principal payments commence October 2014 of $0.25 million are due for each of the following 4 quarters through July 2015 and increases to $0.63 million per quarter for the following 4 quarters.

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

The Company’s seller note and contingent obligations (See ITEM 1, Note 5, Debt for additional information) are payable in stock and/or cash, at the Company’s discretion. Payment of these obligations in stock would not affect the Company’s liquidity.  The Company did make a voluntary cash principal payment in the Current Quarter of $0.5 million.

Our design and licensing segment does not require significant capital expenditures. However, we opened our first retail store in June 2013 for which $0.14 million of capital expenditures were incurred.  We entered into a lease commitment for our second store during the Current Quarter and expect to open the store in the first quarter of 2014.  We expect the capital expenditures for this store to be similar to our first store. Aside from these two locations, we currently have no commitments to open additional retail stores, but we are evaluating retail opportunities. If we expand the retail business, we would be limited to the number of stores we could open without the consent of our lender. In accordance with the terms of the New Loan, we are limited each year to $1.0 million of capital expenditures which is subject to increase by 10% of licensing revenues over $15 million.

Changes in Working Capital

At September 30, 2013 and December 31, 2012, the working capital ratio (current assets to current liabilities) was 1.68 to 1.00 and 2.45 to 1.00, respectively. At September 30, 2013, current liabilities included $6.24 million of current portion of long-term debt, which can be paid with cash or stock, at the sole discretion of the Company.  Commentary on components of our cash flows for the Current Nine Months as compared to the Prior Year Nine Months is set forth below:

Operating Activities
Net cash provided by operating activities decreased approximately $0.58 million, from $1.52 million in the Prior Year Nine Months to $0.93 million in the Current Nine Months. This net decrease in net cash provided by operating activities of approximately $0.58 million was due to the increase in net income in the Current Nine Months of $3.60 million compared with the Prior Year Nine Months, offset by the net of (a) the aggregate net decrease in use of cash from changes in operating assets and liabilities of $0.69 million compared with the Prior Year Nine Months and (b) an decrease in cash provided in the Current Nine Months of non-cash components of approximately $3.49 million compared with the Prior Year Nine Months.  This increase in non-cash components included a $5.1 million gain on the reduction of contingent obligations and was partially offset by $4.65 million of stock-based compensation.  The contingent obligations fair value at September 30, 2013 and December 31, 2012 was $6.37 million and $11.47 million, respectively and recorded as long term liabilities on the Company’s condensed consolidated balance sheets. The $5.1 million reduction was recorded as a gain on reduction of contingent obligations in the Company’s unaudited condensed consolidated statement of operations in the Current Quarter and the Current Nine Months. The reduction in the contingent obligations was based primarily on a revision of projected future net royalty income related to the Isaac Mizrahi Brand within the earn-out period.  The earn-out obligation is reduced as a result of revised lower projected future net royalty income of the Isaac Mizrahi Business, therefore diminishing the probability of achieving the corresponding royalty targets.  This adjustment results from the Company having better visibility in its 2014 royalties given current Isaac Mizrahi Brand product sales information.

Investing Activities
Net cash used in investing activities in the Current Nine Months increased approximately $0.17 million, from $0.11 million in the Prior Year Nine Months to $0.28 million in the Current Nine Months, mostly attributable to capital expenditures. In the Current Nine Months, $0.14 million of capital expenditures was attributable to developing our first retail store.

Financing Activities
Net cash provided by financing activities was $3.28 million for the Current Nine Months compared with $0.01 million in the Prior Year Nine Months.  Net cash provided by financing activities in the Current Nine Months is attributable $4.69 million of net proceeds (after expenses) from the issuance of common stock and $0.10 million of net proceeds from refinancing the Old Debt with the New Debt, partly offset by (1) $0.5 million seller note payment and (2) $1.01 million in scheduled principal payments of Old Debt. New Debt gross proceeds of $13.0 million was used for satisfying the Old Debt principal balance of $12.49 million, (2) a prepayment fee and costs of $0.19 million and (3) $0.22 in deferred financing costs related to the New Debt.

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

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 350 - Intangibles, Goodwill and Other (“ASC Topic 350”). Under this standard, goodwill and indefinite lived assets are not amortized. The Company’s definite lived intangible assets are amortized over their estimated useful lives.

Under this standard, the Company annually has the option to first assess qualitatively whether it is more likely than not that there is an impairment. The Company completed its annual quantitative assessment of trademarks, goodwill and other intangibles at December 31, 2012 and determined that no impairment charges were required.

Impairment losses are recognized for long-lived assets, including certain intangibles, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are not sufficient to recover the assets’ carrying amount. Impairment losses are measured by comparing the fair value of the assets to their carrying amount. For the Current Quarter and the Current Nine Months, there were no events which would trigger impairment considerations.

The Company accounts for stock-based compensation in accordance with ASC Topic 718 – “Compensation - Stock Compensation” by recognizing the fair value of stock-based compensation in the Unaudited Condensed Consolidated Statements of Operations.  The fair value of the Company’s stock option awards are estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions including expected stock price volatility and the estimated life of each award. In addition, the calculation of compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. Compensation cost for restricted stock is measured using the fair value of the Company’s common stock at the date the common stock is granted. For stock-based awards that vest based on performance conditions (e.g. achievement of certain milestones), expense is recognized when it is probable that the condition will be met. The fair value of stock-based awards is amortized over the vesting period of the awards.  For stock-based awards that vest based on performance conditions (e.g. achievement of certain milestones), expense is recognized when it is probable that the condition will be met.

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

ASC Topic 740 “Income taxes” clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. Tax positions shall initially be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a probability of fifty percent (50%) or greater of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts.

ITEM 3. CONTROLS AND PROCEDURES

A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act are accumulated and communicated to management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. As of September 30, 2013, the date of that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act are recorded, processed, summarized and reported as and when required.

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

Date: November 14, 2013	By:	/s/ Robert W. D’Loren
Name: Robert W. D’Loren
Title: Chairman and Chief Executive Officer

	By:	/s/ James Haran
Name: James Haran
Title: Chief Financial Officer and Vice President

