Form 10-K
period 2013-12-31
XCel Brands, Inc.
filed 2014-04-11
CIK 1083220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURUSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For the fiscal year ended: December 31, 2013

Commission File Number: 0-31553

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

Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter. $15,782,120 based upon the average bid and asked price of such Common Stock on June 30, 2013.

The number of shares of the issuer’s Common Stock issued and outstanding as of April 11, 2014 was 11,436,188 shares.

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

Item 1. Business

Overview of the Business

Xcel Brands, Inc. and subsidiaries (collectively the “Company” or “Xcel”) is a brand management company engaged in the design, licensing, marketing and retail sales of consumer brands, including the Isaac Mizrahi Brand, certain rights of the Liz Claiborne New York Brand (“LCNY”) and the Judith Ripka brand (the “Ripka Brand”) which we acquired on April 3, 2014.  The Company operates in two segments - (1) Design and Licensing and (2) our Retail Business.

Our Design and Licensing business operates in a “working capital light” business model, wherein we license our brands to third parties, provide certain design services, and generate royalty and design and service fee revenues through licensing and other agreements with wholesale manufacturers, sourcing and design companies, and retailers. This includes licensing our own brands for promotion and distribution through an Omnichannel retail sales strategy including distribution through Direct-Response Television (i.e. QVC, Inc. (“QVC”) and The Shopping Channel), the internet, and traditional bricks-and-mortar retail channels. The Company believes that this strategy distinguishes it from other brand management companies that rely solely on its licensees for all distribution. The Isaac Mizrahi Brand and LCNY brand are licensed through our wholly-owned subsidiary IM Brands, LLC (“IM Brands”)(the “Isaac Mizrahi Business”) and the Ripka Brand is licensed through our wholly-owned subsidiary, JR Licensing, LLC (“JR Licensing”).

The Company’s Retail Business operates through its wholly-owned subsidiary, IMNY Retail Management, LLC (“Retail Management”), and was launched in June 2013 opening the Company’s first retail store located in Southampton, New York. The Company opened its second retail store, an outlet store, located near Atlanta, GA, on March 2, 2014. Also, Retail Management plans to launch an e-commerce platform later in 2014.

Recent Developments.

On April 3, 2014 (the “Acquisition Date”) JR Licensing, LLC, a wholly-owned subsidiary of Xcel (“JR Licensing”) entered into an asset purchase agreement dated April 1, 2014 (the “Purchase Agreement”) with Judith Ripka Berk (“Ms Ripka”), an individual, and certain companies owned by Ms. Ripka including Judith Ripka Creations (collectively “Ripka”), pursuant to which JR Licensing purchased from Ripka certain assets (the “Ripka Assets”), including the “Judith Ripka” and Judith Ripka Sterling trademarks and other intellectual property rights related to the Judith Ripka brand (the “Ripka Brand”). On the closing date of the acquisition, the Company paid Ripka $12.0 million in cash, $6.0 million through the issuance of interest free notes payable (the “Ripka Notes”), and 571,429 shares of the Company’s Common Stock. The Ripka Notes have a term of five years from the date of issuance, are payable in cash or shares of Xcel Common Stock valued at the time of payment, at the Company’s option, with a floor price of $7.00 per share if paid in stock, with Ripka having certain rights to extend the maturity of the Ripka Notes in the event the Company’s stock is trading at a price of less than $7.00 per share. The Company is obligated to pay Ripka an additional $1.0 million on October 1, 2014 and an additional $1.2 million on April 1, 2015. In addition Ripka is eligible to receive additional consideration of up to $5 million (the “Ripka Earn-out”), payable in cash or shares of the Company’s Common Stock based on the fair market value of our Common Stock at the time of payment, with a floor of $7.00 per share, based on the Ripka Brand achieving in excess of $1 million of net royalty income during each of the 12-month periods beginning on October 1, 2015 and ending on October 1, 2018. Net royalty income shall not include any revenues generated by direct-response television sales or any revenue accelerated as a result of a termination.

Concurrent with the acquisition of the Ripka Assets, the Company entered into (i) a license agreement with QVC, Inc. for the Ripka Brand that provides for a royalty to be paid to the Company by QVC based on net sales of products under the Ripka Brand by QVC (the “JR/QVC Agreement”), and (ii) a license with an affiliate of Ripka that will design, source, market, and promote products under the Ripka Brand to wholesale accounts, through an e-commerce site which Xcel will operate, and through Ripka owned retail stores (the “JR Wholesale Business”). The license with the JR Wholesale Business will provide for a royalty payable to the Company based on its wholesale sale of products under the Ripka Brand. The Company entered into an employment agreement with Ms. Ripka (the “JR Employment Agreement”) for her to design jewelry for the Company and make in-store appearances and otherwise promote the Ripka Brand through social media, television including QVC and The Shopping Channel and other media.

Concurrent with the acquisition of the Ripka Assets, JR Licensing entered into a $9 million 5-year term loan with Bank Hapoalim B.M. (“BHI”) (the “JR Loan”). The JR Loan is secured by all of the assets of JR Licensing and a guarantee from Xcel, secured by a pledge of Xcel’s membership interest in JR Licensing, and by a guarantee from IM Brands, secured by a pledge of all of IM Brands’ assets. The JR Loan bears interest at an annual variable rate of either, LIBOR plus 3.5% or Prime plus 0.50%, at JR Licensing’s option, payable, if the JR Loan is bearing interest based on LIBOR, on the last business day of the applicable interest period and, if the JR Loan is bearing interest based on Prime, quarterly in arrears on the first day of each calendar quarter. Scheduled principal payments are as follows:

Date of Payment	Amount of Principal Payment

April 1, 2015, July 1, 2015, October 1, 2015 and January 1, 2016	$375,000

April 1, 2016, July 1, 2016, October 1, 2016 and January 1, 2017	$625,000

April 1, 2017, July 1, 2017, October 1, 2017 and January 1, 2018	$750,000

April 1, 2018, July 1, 2018, October 1, 2018 and January 1, 2019	$500,000

In addition, JR Licensing shall prepay the outstanding amount of the JR Loan from excess cash flow (“Cash Flow Recapture”) for each fiscal year commencing with the year ending December 31, 2015 in arrears in an amount equal to fifty percent (50%) of such Cash Flow Recapture. Cash Flow Recapture shall mean for any fiscal period, cash provided by operating activities for such period less (a) capital expenditures not made through the incurrence of indebtedness less (b) all interest and principal (including indebtedness owed for the JR Loan) paid or payable during such period less (c) the portion of the holdback amount paid or payable pursuant to the Purchase Agreement during such period less (d) payments made during such period by JR Licensing to XCel equal to the estimated tax liability of XCel resulting from any taxable income (net of losses, including for prior years to the extent permitted to be deducted) of JR Licensing. JR Licensing also executed a guaranty of our outstanding $13 million loan with BHI, in favor of BHI, secured by a pledge of all of JR Licensing’s assets.

Financial Covenants. The Company is required to maintain a minimum fixed charge ratio, minimum EBITDA (as defined in the BHI loan documents), minimum net worth, liquidity covenants and other non-monetary covenants, including reporting requirements and trademark preservation in accordance with the terms and conditions of the JR Loan. In addition, JR Licensing is required to maintain minimum EBITDA.

(See Note 12, Subsequent Events, to the Notes to Consolidated Financial Statements)

Design and Licensing Business

Licensing Operations

Our licensing activities focus on three primary components: (i) licensing our brands for distribution through Direct-Response Television (i.e. QVC and The Shopping Channel); (ii) licensing our brands (excluding the IsaacMizrahiLIVE brand) to wholesale manufacturers, sourcing and design companies, and retailers for promotion and distribution through the internet and traditional bricks-and-mortar retail channels, and (iii) managing and promoting the LCNY Brand for distribution through Direct-Response Television (i.e. QVC). By licensing our brands across Direct-Response Television, the internet, and traditional bricks-and-mortar retail channels, we pursue an “Omnichannel” retail sales strategy for the brand by which we are able to reach our customers and promote sales through all channels of distribution.

In connection with such licensing activities, we provide design support to licensees for our brands where required and coordinate merchandising and sales efforts between our various licensees in each case where appropriate. We also conduct traditional marketing, advertising, public relations, and social media marketing campaigns for our brands, and coordinate such activities with our licensees.

The Company also plans to license to certain international partners the right to distribute products under our brands through department stores and other retailers in such international markets, and/or the right to open and operate retail stores under our brands in such international markets. As of December 31, 2013, the Company did not have any such agreements in place but had international distribution of products under the Isaac Mizrahi brands in certain countries through its Wholesale Licenses, and its license agreement with The Shopping Channel in Canada.

We began our Ripka Brand operations commencing with the asset purchase on March 26, 2014. Our Ripka Brand, which has primarily been marketed in fine jewelry, helps diversify our industry focus, while at the same time complementing, expanding on and growing our overall business relationship with QVC.

QVC Licensing Agreement.  Through its wholly-owned subsidiary, IM Brands, the Company has a direct-to-retail license agreement with QVC that was amended on July 2, 2013 (the “July 2013 Amendment”) (as amended, the “QVC Agreement”).  Pursuant to the QVC Agreement, IM Brands designs, and QVC sources and sells, various products under the IsaacMizrahiLIVE brand.  QVC owns the rights to all designs produced under the QVC Agreement. The IsaacMizrahiLIVE licensing program launched on QVC in 2010, and includes the sale of products across various categories including apparel, footwear, handbags, jewelry, accessories, kitchen, and home goods through QVC’s television media and related internet sites. While such sales have been primarily in the United States, we expect to grow sales in QVC’s international divisions, which currently include the United Kingdom, Italy, Germany, Japan and China.

Pursuant to the QVC Agreement, IM Brands has granted to QVC and its affiliates the exclusive, worldwide right to promote IsaacMizrahiLIVE products and the right to use and publish the related trademarks, service marks, copyrights, designs, logos and other intellectual property rights owned, used, licensed and/or developed by IM Brands for an initial term lasting until September 30, 2015, and extended under the July 2013 Amendment to September 30, 2020, with automatic one-year renewal periods thereafter unless terminated by either party. IM Brands has also granted to QVC and its affiliates, during the same period, exclusive, worldwide rights to promote third party vendor “co-branded products” that, in addition to bearing and being marketed in connection with the trademarks and logos of such third party vendors, also bear or are marketed in connection with the IsaacMizrahiLIVE trademark and related logo.  In connection with the foregoing and during the same period, QVC and its subsidiaries have the exclusive, worldwide right to use Isaac Mizrahi’s name, likeness, image, voice and performance to promote IsaacMizrahiLIVE products and co-branded products.  QVC is permitted during this period to promote products that are in competition with IsaacMizrahiLIVE products and co-branded products.

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

Under the QVC Agreement, IM Brands is restricted from selling products under the Isaac Mizrahi Brands or any of its other trademarks and brands (including the trademarks, copyrights, designs, logos and related intellectual property themselves) to Kmart, Wal-Mart, Sears Roebuck & Co. The QVC Agreement also prohibits IM Brands from selling products under the Isaac Mizrahi Brands or any of its other trademarks and brands to a direct competitor of QVC (defined as any entity other than QVC, including HSN, Inc. and Value Vision Media, Inc., whose primary means of deriving revenue is the transmission of Direct-Response Television programs, including the Home Shopping Network, ShopNBC, America's Store and Shop at Home Network), provided that pursuant to a July 8, 2013 amendment, IM Brands is permitted to enter into agreements to market products through certain direct response television within certain identified geographic regions and with other non-QVC entities as may be approved by QVC. Any such agreements must expire no later than December 31, 2015, unless QVC consents to an extension to any such agreement. In consideration for QVC permitting the Company and IM Brands to enter into such agreements, the Company and IM Brands will pay specified portions of the revenues earned from those agreements to QVC. In addition, pursuant to the Amendment, the parties agreed that the license period of the Agreement shall be renewed automatically on October 1, 2015 for an additional five (5) year term.

In addition to the foregoing, the QVC Agreement permits the Company to promote its bricks-and-mortar collections on QVC’s television program subject to certain terms and restrictions. The Company also is obligated to provide QVC with a key-man life insurance policy to provide payment to QVC in the event of a death of Isaac Mizrahi.

For the year ended December 31, 2013 (the “Current Year”) and December 31, 2012 (the “Prior Year”) the QVC Agreement accounted for 61% of the total revenues of the Company for each year.

Wholesale Licensing Agreements.  As of December 31, 2013, the Company had entered into over 50 additional licensing agreements related to the Isaac Mizrahi Brands for sales and distribution through the internet and traditional bricks-and-mortar retailers (the “Wholesale Licenses”) in various categories, including but not limited to Womens’ Footwear, Accessories, Apparel, Outerwear, and Bridal Gowns; Fragrance, Bath and Body; Jewelry; Home Products; Mens’ Apparel and Accessories; Childrens’ and Infant Apparel, Footwear and Accessories; and Electronics Cases and Accessories. The terms of the agreements generally range from three to six years with renewal options. Revenue from the Wholesale Licenses represented approximately 18% and 12% of the Company’s total revenues for the Current Year and the Prior Year, respectively.

The Company is also in negotiations and/or discussions with other potential licensees and partners to license and/or co-brand the Isaac Mizrahi Brands in additional categories. In certain cases, the Company has engaged licensing agents to assist in the procurement of such licenses for which IM Brands or our licensees pay such agents’ fees based upon a percentage of the net sales of licensed products by such licensees, or a percentage of the royalty payments that IM Brands receives from such licensees. While many of the new and proposed licensing agreements will likely require the Company to provide seasonal design guidance, most of our new and prospective licensing partners have their own design staff, and the Company therefore expects to have low incremental overhead related to expanding our licensing business. The Company will endeavor, where possible, to require licensees to provide guaranteed minimum royalties under their license agreements.

The Company’s licensees under the Wholesale Licenses currently and/or plan to sell licensed products through bricks-and-mortar retailers, internet websites, for certain categories, through our retail stores and e-commerce site, and in certain cases will supply products to QVC, The Shopping Channel, and/or other Direct-Response Television companies for sale through their television programs and/or through their internet websites. The Company generally recognizes revenues from its Wholesale Licenses based on a percentage of the sales of products under the Isaac Mizrahi Brands, but excluding sales of products to Direct-Response Television networks, where the Company receives a retail royalty directly from the Direct-Response Television licensee, and sales of products to retail stores and/or e-commerce sites operated by the Company. Additionally, based upon guaranteed minimum royalty provisions required under many of the license agreements, the Company is able to recognize revenue related to certain Wholesale Licenses based on the greater of the sales-based royalty or the guaranteed minimum royalty.

LCNY Agreement.   Pursuant to the Company’s agreement with Kate Spade and Company (formerly Fifth & Pacific Companies, Inc. and formerly Liz Claiborne, Inc.) (“KSC”) (the “LCNY Agreement”), the Company provides certain promotional services related to the LCNY Brand, rights to use Isaac Mizrahi name as creative director for the LCNY Brand, and design services to KSC for the LCNY Brand, which is sold exclusively through QVC.

Pursuant to the LCNY Agreement, Isaac Mizrahi or another spokesperson agreeable to the Company, QVC and KSC (any such person, the “Designer”), must be made available to act as creative director for the LCNY Brand and for print or other media campaigns (Isaac Mizrahi does not currently promote the products or line, but QVC and KSC may require that a Designer promote the products on QVC in the future).  As creative director, the Designer works with and directs a design staff employed by the Company, for which design services the Company is compensated under a separate agreement with QVC. The current term of the LCNY Agreement lasts until July 31, 2016, after which the LCNY Agreement automatically renews for four one-year renewal terms unless otherwise terminated by QVC.

The Company has absolute approval over any use of the Designer’s name and/or likeness, but it has otherwise granted to KSC all rights in any works (or contributions to works) comprised in design or advertising materials that are used in connection with products under the LCNY Brand, other than the trademark, name, image, or likeness of the Designer.  The Company has also granted to KSC the right to use the Designer’s name, signature, photograph, voice or other sound effects, likeness, personality, endorsement, biography and statements in connection with the design, manufacture, importation, distribution, sale, marketing and advertising in any media of the products under the LCNY Brand.  Additionally, KSC and QVC may use the Isaac Mizrahi name, image, or likeness to promote the role of the Company in the design of products under the LCNY Brand, but may not use the Isaac Mizrahi name, image or likeness as part of the LCNY Brand label itself.  Under the LCNY Agreement, the Company has agreed that neither it nor the Designer may, directly or indirectly, associate or affiliate the Designer’s name or trademark with Wal-Mart, Kmart and Sears.

In consideration for the promotional and creative services, the rights to the designs created by the Company for the LCNY Brand, and all other rights provided by the Company to KSC pursuant to the LCNY Agreement, KSC is obligated to pay to the Company a percentage of the royalty revenues KSC receives from QVC (pursuant to a separate license agreement by and between KSC and QVC) for sale of products under the LCNY Brand through QVC-owned, -operated and -branded Direct-Response Television programs, website and retail stores, with the percentage equal to twenty-five percent (25%) of such royalties prior to July 31, 2013, and fifty percent (50%) of such royalties following July 31, 2013.  In the event that KSC uses the design and technical specifications of products for merchandise that is sold by KSC to international customers or through its own retail stores, the Company is entitled to additional royalty fees with respect to such merchandise to be agreed with KSC.  In addition to compensation to be paid by KSC to the Company as described above, KSC is also obligated to pay to the Company twenty-five percent (25%) of the royalty revenues KSC receives from Elizabeth Arden during the term of the LCNY Agreement for fragrance products bearing the LCNY Brand.  Finally, if KSC enters into any new licenses with respect to the LCNY Brand during the term of the LCNY Agreement, KSC has agreed to pay to the Company 25% of the royalty revenues KSC receives from such new licenses. For the Current year and the Prior Year, the LCNY Agreement accounted for 12% and 13% of the Company’s total revenues, respectively.

Design and Promotional Services

The Company provides design and other services to certain of its licensees, and in some cases, to select brands owned by third parties. In particular, the Company provides full design services to QVC for products sold under both the QVC Agreement and LCNY Agreement, including seasonal design guidance, product development and merchandising, product design and sample review and approvals through its in-house design organization, and provides limited design services under its Wholesale Licenses which may include seasonal design guidance (such as style guides) and/or print and pattern development, for which certain of our licensees pay us fixed fees for such services as determined in their agreements. In general with the exception of the QVC Agreement and LCNY Agreement, the design of products under our Wholesale Licenses is expected to be completed by the licensees. The Company may also provide design services to other companies and/or brands in the future.

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

In order to provide the design services for the Isaac Mizrahi Business, the Company employs a design team.  The Company may consider appropriate opportunities to leverage its resources to provide design services or other resources to selected brands that are not owned by the Company in the future.

Retail Business

The Company, through its wholly owned subsidiary IMNY Retail Management, LLC, operates bricks-and-mortar retail stores and an e-commerce site under the Isaac Mizrahi Brands (the “Retail Business”). In June 2013, the Company opened its first store under the Isaac Mizrahi Brands as a seasonal store in Southampton, New York. The Company opened an outlet store in Atlanta, GA in March 2014, and may open additional stores under the Isaac Mizrahi Brands in the United States. The Company plans on launching an e-commerce platform in 2014 to sell certain categories of Isaac Mizrahi branded products. The Company also plans to license to certain third parties the right to open and operate retail stores under the Isaac Mizrahi Brands in international territories.

The Company recognizes revenues from its Retail Business primarily through the sale of products under the Isaac Mizrahi Brands in retail stores and its planned e-commerce site. Additionally, in order to operate the Retail Business, the Company invested and plans to continue to invest in an operating retail division infrastructure to handle such functions as site selection, store build-out, retail merchandising, marketing, and other functions. While the Company has relatively few stores, we expect that these costs will create an operating loss in the Company’s Retail Business until such time as the business scales and the costs are allocated across additional stores, at which time the results from the Retail Business should improve. As of December 31, 2013, the Retail Business did not generate a significant amount of revenues for the Company. (See Note 10, Segment Information in the Consolidated Financial Statements.

Future Brands

The Company may acquire or enter into licensing, joint venture, or other agreements for brands in the future that it believes it may be able to generate revenues by leveraging its licensing, design, and/or marketing expertise. In the event the Company does decide to enter into a transaction with other brands, the Company will analyze such potential transactions for the expected viability and sustainability of future royalty streams, their growth potential, ability to sell products across platforms, fit with the Company’s existing business and the economic and strategic impact on the Company.  The Company would also seek to leverage its existing operational infrastructure to operate any acquired business or intellectual property, and may need to hire additional design, marketing, sales or other personnel or incur additional expenses to operate the business. One of the Company’s priorities in evaluating potential acquisitions is to consider the effect on earnings per share with a goal of acquiring brands that are expected to be accretive to earnings in a reasonable period after completion of the acquisition. Each acquisition opportunity will be analyzed on a case-by-case basis.  Based on its current cash position, a transaction may require the Company to raise additional equity financing, which may be dilutive to its shareholders, or debt financing, which may impose operating restrictions on the Company, unless substantially all of the consideration paid for a transaction is paid through the issuance of capital stock or a note to the other party, or such transaction does not require any up-front capital to be paid to the other party.

Marketing

We believe that marketing is a critical element to maximize brand value to our licensees and the Company.  Therefore, we provide social media marketing and other marketing and public relations support for our brands.

Given the Company’s Omnichannel retail sales strategy focusing on the sale of branded products through various distribution channels (including internet, Direct-Response Television, and traditional bricks-and-mortar Sales Channels, our marketing efforts currently focus on social media campaigns, appearances, and digital content in order to drive retail sales of product and consumer awareness across our various sales distribution channels. As such, our marketing is currently conducted primarily through (i) Twitter campaigns, (ii) Facebook campaigns, (iii) Pinterest, (iv) Instagram and (v) blogs, videos, images (i.e. Instagram, Pinterest) and other internet content that are all updated regularly. Our efforts also include promoting namesakes of our brands and our personalities through various media including television (Project Runway All-Stars, Live with Kelly), design for performances, and other events. We also work with QVC to leverage QVC’s internet resources including discussion boards, Facebook and Twitter campaigns, and QVC’s website.

Many of our licensees make an advertising and marketing contribution to the Company under their license agreements, and we will use such monies to pay marketing-related expenses and further promote our brands as we deem appropriate. Certain of the Wholesale Licenses contain requirements to, or such licensees may elect to, provide advertising or marketing for the Isaac Mizrahi Brands under their license agreements with IM Brands. If we acquire additional brands, we would seek to expand our marketing efforts to address the specific needs of such acquired brands.

Additionally, we market the Isaac Mizrahi Brands through the opening of retail stores in the United States and internationally, and through our e-commerce site. Through our retail stores and e-commerce site, we are able to present and promote a collection of products under the Isaac Mizrahi Brands for sale to customers with branding and signage that reflects the brand’s heritage and unique point-of-view. Additionally, we conduct local store marketing campaigns for the brand, which may include printed media, in-store trunk shows and events, sales and promotions, and other efforts centered around promoting the brand and increasing customer traffic, whether in our physical retail stores or through our e-commerce site.

Competition

Our brands and additional brands that the Company may acquire will be, subject to extensive competition from various domestic and foreign brands.  Each of the Isaac Mizrahi Brands, Judith Ripka, and the LCNY Brand and any acquired brand will likely have many competitors within each of its specific distribution channels that span a broad variety of product categories, including the apparel, footwear, accessories, jewelry, home furnishings and décor, food products and sporting goods industries. These competitors have the ability to compete with the Company and the Company’s licensees in terms of fashion, quality, price, products and/or marketing.

To the extent the Company seeks to acquire additional brands, it will face competition to retain licenses and to complete the acquisitions of additional brands.  The ownership, licensing, and management of brands is becoming a more widely utilized method of managing consumer brands as production continues to become commoditized and manufacturing capacity increases worldwide.  The Company will face competition from numerous direct competitors, including publicly and privately-held companies, including traditional apparel and consumer brand companies, other brand management companies and private equity groups.  Companies that traditionally focused on wholesale manufacturing and sourcing models are also exploring licensing as a way of growing their businesses through strategic licensing partners and direct-to-retail licensing arrangements.  The retailers and manufacturers to which the Company currently licenses (or may in the future license) its brands may also decide to develop or purchase brands rather than entering into license agreements with the Company.

Because many of our competitors have significantly more cash and revenues than us, the Company must work to differentiate itself from its direct and indirect competitors and successfully compete for market share with the brands it owns and for future acquisitions.  The Company believes that its management team (including its managers’ and directors’ historical track records and relationships within the industry) as well as its operating strategy of licensing brands with significant media presence and driving sales through its Omnichannel retail sales strategy across Direct-Response Television, bricks-and-mortar, internet and retail channels will help differentiate itself in an increasingly crowded competitive landscape.

The Company faces significant competition in its Retail Business as it competes with retail stores operated by other companies that sell brands that are competitive with the Company’s brands, internet websites and other direct-to-consumer sales channels of other brands, and department stores, e-commerce sites, and other distribution channels that currently or may in the future sell products under the Isaac Mizrahi Brands, the Ripka Brand or other brands that the Company may acquire in the future. Additionally, due to their financial resources, margins, or store counts, our competitors may be able to secure more favorable retail locations for their brands and stores than we may achieve, may be able to better market their retail locations or e-commerce sites, and may undercut the pricing of products that we sell through our Retail Business which could lower sales of products through our Retail Business or erode our margins.

Trademarks

The Company, through IM Brands, owns and exploits the Isaac Mizrahi Brands which includes the trademarks and brands “Isaac Mizrahi”, “Isaac Mizrahi New York”, “Isaac Mizrahi Jeans”, “M.” and “IsaacMizrahiLIVE”. These trademarks and associated marks are registered or pending registration with the U.S. Patent and Trademark Office in block letter and/or logo formats, as well as in combination with a variety of ancillary marks for use with respect to a variety of product categories, including apparel, footwear and various other goods and services, including in some cases, home furnishings and decor. The Company intends to renew these registrations as appropriate prior to expiration. In addition, the Company registers its trademarks in certain other countries and regions around the world as it deems appropriate.

The Company, through JR Licensing, acquired the Judith Ripka Brands, which includes Judith Ripka, Judith Ripka Sterling, and all derivative brands under the Judith Ripka label. These trademarks were acquired on April 3, 2014.

The Company and its licensees do not presently have a material amount of revenue from either the licensing of the Company’s trademarks internationally or the sale of products under its trademarks internationally.  If the Company or a licensee use of the trademarks in international territories, the Company will seek to register its trademarks in such international territories as it deems appropriate based upon factors including the revenue potential, prospective market and trademark laws in such territory or territories.

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

Employees

As of December 31, 2013, we had 35 full-time employees and 5 part-time employees.

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

Corporate Background

Xcel Brands, Inc. was incorporated on August 31, 1989 in the State of Delaware under the name Houston Operating Company. On April 19, 2005, we changed our name to NetFabric Holdings, Inc. and on September 29, 2011 we changed our name to Xcel Brands, Inc. On September 29, 2011 Xcel Brands, Inc., a privately held Delaware corporation (“Old XCel”), Netfabric Acquisition Corp., a Delaware corporation (“Acquisition Corp.”) and wholly-owned subsidiary of the Company, and certain stockholders of the Company entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) pursuant to which Acquisition Corp. was merged with and into Old XCel, with Old XCel surviving as a wholly-owned subsidiary of the Company (the “Merger”).

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

As of December 31, 2013, we had cash and cash equivalents of approximately $7.5 million.  Although we believe that our existing cash and our anticipated cash flow from operations will be sufficient to sustain our operations, at our current expense levels, for at least the following 12 months, we may require significant additional cash to expand our operations, open retail stores or acquire additional brands.  Our inability to finance our growth, either internally or externally, may limit our growth potential and our ability to execute our business strategy. If we issue securities to raise capital to finance operations and/or pay down debt, our existing stockholders may experience dilution or the new securities may have rights senior to those of our Common Stock.

We have a limited operating history and our historical operations were conducted as part of a larger, more diverse business.

Although the Isaac Mizrahi brand name has been an established brand for over 20 years, the QVC Agreement and LCNY Agreement relate to businesses at QVC that have been operating only since December 2009, and the Isaac Mizrahi Business was run by Isaac Mizrahi, our Chief Designer, and Marisa Gardini, a Director of the Company. Certain other members of our management performed consulting services for IM Ready, but were not responsible for its operations.   Since we acquired the Isaac Mizrahi Business we have substantially expanded our business through operations in which we had not previously engaged; we have entered into additional licenses for the Isaac Mizrahi Brands, many such licensees have not yet sold licensed products under the Isaac Mizrahi Brands or have only started selling licensed products under the Isaac Mizrahi Brands in 2012; started the Retail Business, through the opening of our retail stores and intend to launch our e-commerce site; and acquired the Ripka Assets and begun licensing the Ripka Brand.

Since we just acquired the Ripka Brand, we have no experience operating the Ripka Business. Operating the Ripka business will require the expenditure of a significant amount of our time and resources and could negatively impact our results of operations.

Accordingly, the operating results of the Company are not necessarily indicative of the future and you should not place undue reliance on our past performance.

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

Our business is dependent on continued market acceptance of our brands and any future brands we acquire and the products of our licensees.

Although many of our licensees guarantee minimum net sales and minimum royalties to us, many of our licensees are not yet selling licensed products or currently have limited distribution of licensed products and a failure of our brands or of products bearing our brands to achieve or maintain market acceptance could cause a reduction of our licensing revenues and could further cause existing licensees not to renew their agreements. Such failure could also cause the devaluation of our trademarks, which are our primary assets, making it more difficult for us to renew our current licenses upon their expiration or enter into new or additional licenses for our trademarks. In addition, if such devaluation of our trademarks were to occur, a material impairment in the carrying value of one or more of our trademarks could also occur and be charged as an expense to our operating results. Continued market acceptance of the Isaac Mizrahi Brands and our licensees’ products, as well as market acceptance of any future products bearing any future brands we acquire, is subject to a high degree of uncertainty, made more so by constantly changing consumer tastes and preferences. Creating and maintaining market acceptance of our licensees’ products and creating market acceptance of new products and categories of products bearing our marks may require substantial marketing efforts, which may, from time to time, also include our expenditure of significant additional funds to keep pace with changing consumer demands, which funds we may or may not have available to spend. Additional marketing efforts and expenditures may not, however, result in either increased market acceptance of, or additional licenses for, our trademarks or increased market acceptance, or sales, of our licensees’ products. Furthermore, while we believe that we currently maintain sufficient control over the products our licensees’ produce under our brand names through the provision of trend direction and our right to preview and approve a majority of such products, including their presentation and packaging, we do not actually design or manufacture all of the products bearing our marks and therefore have more limited control over such products’ quality and design than a traditional product manufacturer might have.

Our debt obligations could impair our liquidity and financial condition, and in the event we are unable to meet our debt obligations we could lose title to our trademarks and/or other assets.

On August 1 2013, we entered into a five-year senior secured term facility (the “New Loan”) with BHI pursuant to which we incurred $13.0 million principal amount of senior secured term debt, which refinanced a senior secured term debt with MidMarket Capital Partners (the “Old Loan”) that we entered into in connection with our acquisition of the Isaac Mizrahi Business in 2011.  In addition, we issued to IM Ready a note in connection with our acquisition of the Isaac Mizrahi Business (the “Seller Note”), subject to adjustment as set forth herein and our ability to pay the Seller Note in shares of our Common Stock, which we paid down by $1,500,000 of cash in 2013 resulting in a balance of $5,877,000, that includes imputed interest, as of December 31, 2013. The principal amount of the Seller Note is payable $1,500,000 in cash, of which $1 million is subject to BHI’s consent and the balance in cash or our Common Stock, at the Company’s sole discretion. We have contingent obligations of $6.7 million that may be payable to IM Ready in September 2015, $0.3 million of which is payable in cash, $2.8 million is payable in cash or shares of our Common Stock, at the Company’s sole discretion and $3.6 million is payable with shares of our Common Stock.  The $0.3 million cash obligation was paid in March 2014.  In conjunction with the acquisition of the Ripka Brand, we entered into the $9 million JR Loan with BHI. In addition, we are obligated to pay Ripka an additional $1.0 million on October 1, 2014 and an additional $1.2 million on April 1, 2015. We also have contingent obligations of up $5 million that may be payable to Ripka payable in cash or Common Stock at our sole discretion. The Company may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions or other operating needs.

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

While we believe that by virtue of the guaranteed minimum and percentage royalty payments due to us under certain of our licenses, we will generate sufficient revenues from our licensing operations to satisfy our obligations for the foreseeable future, in the event that we were to fail in the future to make any required payment under agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in those agreements, we would be in default regarding that indebtedness and the lenders could declare such indebtedness to be immediately due and payable.  Termination of the QVC Agreement or the JR/QVC Agreement would result in a default under the New Loan and JR Loan. A debt default could significantly diminish the market value and marketability of our Common Stock and could result in the acceleration of the payment obligations under all or a portion of our consolidated indebtedness, or a renegotiation of our debt with more onerous terms and/or additional equity dilution. It may also enable our senior lender or lenders to foreclose on the Company’s assets and/or our membership interests in IM Brands and JR Licensing, which combined currently constitutes substantially all of intangible assets.

We expect to achieve growth based upon our plans to expand the Isaac Mizrahi Business, develop our Retail Business and integrate the Ripka Business. If we fail to manage our expected future growth, our business and operating results could be harmed.

We project growth in the Isaac Mizrahi Business based upon growing the business of our Wholesale Licensees for the Isaac Mizrahi Brands, engaging additional wholesale licensees or partners for the Isaac Mizrahi Brands, opening retail stores and an e-commerce site under the Isaac Mizrahi Brands, and projected growth of the IsaacMizrahiLIVE business with QVC and The Shopping Channel, and we project to grow the LCNY Business on QVC.

The Ripka Assets, which historically have been focused on fine jewelry, help diversify our industry focus (the Isaac Mizrahi Brand and LCNY Brand have a core business in fashion and accessories), while at the same time complementing, expanding on and growing our overall business relationship with QVC.

In addition, we will also seek new opportunities including opening additional retail stores and international expansion through direct response television and licensing arrangements.

The success of our Company, however, will still remain largely dependent on our ability to build and maintain our brands awareness and contract with and retain key licensees and on our licensees’ ability to accurately predict upcoming fashion and design trends within their respective customer bases and fulfill the product requirements of their particular retail channels within the global marketplace.

This expected growth will place considerable demands on our management and other resources. Our ability to compete effectively and to manage future growth, if any, will depend on the sufficiency and adequacy of our current resources and infrastructure and our ability to continue to identify, attract and retain personnel to manage our brands and integrate any brands we may acquire, including the Ripka Brand, into our operations. There can be no assurance that our personnel, systems, procedures and controls will be adequate to support our operations and properly oversee our brands. The failure to support our operations effectively and properly oversee our brands could cause harm to our brands and have a material adverse effect on their fair values and our business, financial condition and results of operations. In addition, we may be unable to leverage our core competencies in managing apparel brands to managing brands in new product categories.

Also, there can be no assurance that we will be able to achieve and sustain meaningful growth. Our growth may be limited by a number of factors including increased competition among branded products at bricks-and-mortar, internet, and direct-response retailers, decreased airtime on QVC and/or The Shopping Channel, competition for retail license and brand acquisitions, insufficient capitalization for future transactions.

If we are unable to identify and successfully acquire additional trademarks, our growth may be limited, and, even if additional trademarks are acquired, we may not realize anticipated benefits due to integration or licensing difficulties.

While the Company is focused on growing the Isaac Mizrahi Brands, Ripka Brand and LCNY Brand, the Company may seek to acquire additional intellectual property. We will continue to explore new acquisitions. However, as our competitors continue to pursue a brand management model, acquisitions may become more expensive and suitable acquisition candidates could become more difficult to find. In addition, even if we successfully acquire additional intellectual property or the rights to use additional intellectual property, we may not be able to achieve or maintain profitability levels that justify our investment in, or realize planned benefits with respect to, those additional brands.

Although we will seek to temper our acquisition risks by following acquisition guidelines relating to the purchase price and valuation, projected returns, existing strength of the brand, its diversification benefits to us, its potential licensing scale and creditworthiness of licensee base, acquisitions, whether they be of additional intellectual property assets or of the companies that own them, entail numerous risks, any of which could detrimentally affect our results of operations and/or the value of our equity. These risks include, among others:

•	unanticipated costs associated with the target acquisition;

•	our ability to identify appropriate business opportunities, including potential licenses and new product lines and markets;

•	negative effects on reported results of operations from acquisition related charges and amortization of acquired intangibles;

•	diversion of management’s attention from other business concerns;

•	the challenges of maintaining focus on, and continuing to execute, core strategies and business plans as our brand and license portfolio grows and becomes more diversified;

•	adverse effects on existing licensing and other relationships;

•	potential difficulties associated with the retention of key employees, and difficulties, delays and unanticipated costs associated with the assimilation of personnel, operations and systems, which may be retained by us in connection with or as a result of our acquisitions; and

•	risks of entering new domestic and international markets (whether it be with respect to new licensed product categories or new licensed product distribution channels) or markets in which we have limited prior experience.

•	increased concentration in our revenues with one or more customers in the event that the brand has distribution channels in which we currently distribute products under one or more of our brands.

When we acquire intellectual property assets (including the assets relating to the Ripka Brand) or the companies that own them, our due diligence reviews are subject to inherent uncertainties and may not reveal all potential risks.  We may therefore fail to discover or inaccurately assess undisclosed or contingent liabilities, including liabilities for which we may have responsibility as a successor to the seller or the target company.  As a successor, we may be responsible for any past or continuing violations of law by the seller or the target company.  Although we will generally attempt to seek contractual protections through representations, warranties and indemnities, we cannot be sure that we will obtain such provisions in our acquisitions or that such provisions will fully protect us from all unknown, contingent or other liabilities or costs.  Finally, claims against us relating to any acquisition, including the acquisition of the Ripka Assets, may necessitate our seeking claims against the seller for which the seller may not, or may not be able to, indemnify us or that may exceed the scope, duration or amount of the seller’s indemnification obligations.

Acquiring additional intellectual property could also have a significant effect on our financial position and could cause substantial fluctuations in our quarterly and yearly operating results. Acquisitions could result in the recording of significant goodwill and intangible assets on our financial statements, the amortization or impairment of which would reduce our reported earnings in subsequent years. No assurance can be given with respect to the timing, likelihood or financial or business effect of any possible transaction. Moreover, as discussed below, our ability to grow through the acquisition of additional intellectual property will also depend on the availability of capital to complete the necessary acquisition arrangements. In the event that we are unable to obtain debt financing on acceptable terms for a particular acquisition, we may elect to pursue the acquisition through the issuance by us of shares of our Common Stock (and, in certain cases, convertible securities) as equity consideration, which could dilute our Common Stock because it could reduce our earnings per share, and any such dilution could reduce the market price of our Common Stock unless and until we were able to achieve revenue growth or cost savings and other business economies sufficient to offset the effect of such an issuance. As a result, there is no guarantee that our stockholders will achieve greater returns as a result of the acquisition of the Ripka Assets or any future acquisitions we complete.

Because of the intense competition within our existing and potential wholesale licensees’ markets and the strength of some of their competitors, we and our licensees may not be able to continue to compete successfully.

We expect our existing and future licenses to relate to products in the apparel, fashion accessories, jewelry, footwear, beauty and fragrance, home products and décor, pet products, fabrics and yarns, and other consumer industries, in which our licensees face intense competition, including from our other brands and licensees. In general, competitive factors include quality, price, style, name recognition and service. In addition, various fads and the limited availability of shelf space could affect competition for our licensees’ products. Many of our licensees’ competitors have greater financial, distribution, marketing and other resources than our licensees and have achieved significant name recognition for their brand names. Our licensees may be unable to successfully compete in the markets for their products, and we may not be able to continue to compete successfully with respect to our licensing arrangements.

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

Substantially all of the products sold by our licensees are manufactured overseas. There are substantial risks associated with foreign manufacturing, including changes in laws relating to quotas, and the payment of tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments. Further, our licensees may experience fluctuations in the price, availability and quality of fabrics, precious metals, gems and other raw materials used by them in their manufactured products or purchased finished goods. Any of these risks could increase our licensees’ operating costs. Our licensees also import finished products and assume all risk of loss and damage with respect to these goods once they are shipped by their suppliers. If these goods are destroyed or damaged during shipment, the revenues of our licensees, and thus our royalty revenues over and above the guaranteed minimums, could be reduced as a result of our licensees’ inability to deliver or their delay in delivering their products.

Our failure to protect our proprietary rights could compromise our competitive position and decrease the value of our brands.

We own, through our wholly-owned subsidiaries various U.S. federal trademark registrations and foreign trademark registrations for our brands that are vital to the success and further growth of our business and which we believe have significant value. We will monitor, on an ongoing basis, unauthorized filings of our trademarks and imitations thereof, and rely primarily upon a combination of trademarks, copyrights and contractual restrictions to protect and enforce our intellectual property rights domestically and internationally. We believe that such measures afford only limited protection and, accordingly, there can be no assurance that the actions taken by us to establish protect and enforce our trademarks and other proprietary rights will prevent infringement of our intellectual property rights by others, or prevent the loss of licensing revenue or other damages caused therefrom.

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

A substantial portion of the Company’s revenues have been paid by QVC, either through the Company’s existing license agreement with QVC for the “IsaacMizrahiLIVE” brand or through the Design Agreement related to the LCNY Brand. Commencing with the JR/QVC Agreement, an additional portion of the Company’s revenues will come from QVC. Because we are dependent on these agreements with QVC for a significant portion of our revenue, if QVC were to have financial difficulties, or if QVC decides not to renew or extend its existing agreements with us, our revenue and cash flows could be reduced substantially. Additionally, we have limited control over the programming that QVC devotes to our brands or its promotional sales with our brands (such as Today’s Special Value sales). If QVC reduces or modifies its programming or promotional sales related to our brands, our revenues and cash flows could be reduced substantially.

The current term of the QVC Agreement, which was renewed on July 2, 2013, expires on September 30, 2020, with automatic one-year renewal periods thereafter unless terminated by either party.  The current term of the Design Agreement, which was renewed on January 28, 2013, expires on July 31, 2016 and provides for four one-year renewal periods.  The current term of the current JR/QVC Agreement expires on March 31, 2019.

There can be no assurance that the agreements will be renewed upon expiration of the current terms or that QVC will not terminate our licensing agreement or its agreement with KSC for non-performance.

While our business with QVC has seen growth since the Isaac MizrahiLive and LCNY Brands were launched in 2009 and 2010, respectively, there is no guarantee that they will continue to grow in the future. We also have no operating history with our Ripka Brand. Additionally, while we have entered into additional Wholesale Licenses and a license agreement with The Shopping Channel for the Isaac Mizrahi Brands and Ripka Brand in order to diversify and grow our revenues, there are no guarantees that our other licensees will be able to generate sales of products under our brands or grow their existing sales of products under our brands, and if they do generate sales, there is no guarantee that they will not cause a decline in sales of products being sold through QVC.

The QVC Agreement and JR/QVC Agreement restricts us from selling their respective branded products with certain retailers or IsaacMizrahiLIVE branded products and Judith Ripka branded products sold by third parties in certain territories, which provides QVC with a right to terminate the respective agreement if we breach these provisions.

Although all of our Wholesale Licenses prohibit the sale of products under the Isaac Mizrahi Brands and Ripka Brands to these restricted retailers, and our license agreements with other Direct-Response Television companies prohibits the sale of products under the IsaacMizrahiLIVE brand and Judith Ripka brand outside of certain approved territories, one or more of our licensees could sell to a restricted retailer or territory, putting us in breach of our QVC Agreement or JR/QVC Agreement and exposing us to termination by QVC. A breach of either these agreements could result in QVC seeking monetary damages, seeking an injunction against us and our other licensees and/or terminate the respective agreement that could have a material adverse effect on the Company’s net income and cash flows.

We are dependent upon our Chief Executive Officer and other key executives. If we lose the services of these individuals we may not be able to fully implement our business plan and future growth strategy, which would harm our business and prospects.

Our success as a marketer and licensor of intellectual property is largely dependent upon the efforts of Robert W. D’Loren, our Chief Executive Officer and Chairman of the Board of Directors. Our continued success is largely dependent upon his continued efforts and those of our other key executives. Although we entered into an employment agreement with Robert D’Loren, as well as employment agreements with other of our key executives and employees, including Isaac Mizrahi and Judith Ripka, there is no guarantee that we will not lose the services of our executive officers or key employees. To the extent that any of their services become unavailable to us, we will be required to hire other qualified executives, and we may not be successful in finding or hiring adequate replacements. This could impede our ability to fully implement our business plan and future growth strategy, which would harm our business and prospects. In addition BHI requires that Robert W. D’Loren is the Chairman of the Board of Directors of the Company. The failure of Mr. D’Loren to continue in his duties as Chairman of the Company’s Board of Directors would result in a default under the Loan and New Loan.

We are dependent upon the promotional services of Isaac Mizrahi as it relates to the Isaac Mizrahi brand.

If we lose the services of Isaac Mizrahi, we may not be able to fully comply with the terms of our license agreements with QVC and The Shopping Channel or our design agreements with KSC and QVC and it may result in significant reductions in the value of the Isaac Mizrahi Brands and our prospects, revenues and cash flows.  Isaac Mizrahi is a key individual in our continued promotion of the Isaac Mizrahi Brands and the principal salesperson of the Isaac Mizrahi brands on QVC and The Shopping Channel. Failure of Isaac Mizrahi to provide services to QVC could result in a termination of the QVC Agreement which could trigger an event of default under the New Loan. Although we have entered into an employment agreement with Mr. Mizrahi and he is a significant shareholder of the Company, there is no guarantee that we will not lose his services. To the extent that any of Mr. Mizrahi’s services become unavailable to us, we will likely need to find a replacement to Mr. Mizrahi to promote the Isaac Mizrahi Brands. Competition for skilled designers or brand promoters is intense, and compensation levels may be high, and there is no guarantee that we would be able to identify and attract a qualified replacement, or if Mr. Mizrahi’s services are not available to us, that we would be able to promote the Isaac Mizrahi Brands as well as we are able to with Mr. Mizrahi. This could significantly affect the value of the Isaac Mizrahi Brands and our ability to market the brands, and could impede our ability to fully implement our business plan and future growth strategy, which would harm our business and prospects. Additionally, while we acquired all trademarks, image, and likeness of Isaac Mizrahi, pursuant to the acquisition of the Isaac Mizrahi Business and his employment agreement, Mr. Mizrahi has retained certain rights to participate in outside business activities, including hosting and appearing in television shows, movies and theater productions, and writing and publishing books and other publications.  Mr. Mizrahi’s participation in these personal business ventures could limit his availability to us and affect his ability to perform under this employment agreement.  Finally, there is no guarantee that Mr. Mizrahi will not take an action that the consumer views as negative, which may harm the Isaac Mizrahi Brands as well as our business and prospects.

We are dependent upon the promotional services of Judith Ripka as it relates to the Ripka brand.

If we lose the services of Judith Ripka, we may not be able to fully comply with the terms of our license agreements with QVC and The Shopping Channel and it may result in significant reductions in the value of the Ripka Brand and our prospects, revenues and cash flows.  Judith Ripka is a key individual in our continued promotion of the Ripka Brand and the principal salesperson of the Judith Ripka Brand on QVC and The Shopping Channel. Failure of Judith Ripka to provide services to QVC or a breach of any representations, warranties or covenants by Judith Ripka under the JR/QVC Agreement could result in a termination of the JR/QVC Agreement which could trigger an event of default under the JR Loan. Although we have entered into an employment agreement with Ms. Ripka and she is a shareholder of the Company, there is no guarantee that we will not lose her services. To the extent that any of Ms. Ripka’s services become unavailable to us, we will likely need to find a replacement to Ms. Ripka to promote the Ripka Brand. Competition for skilled designers or brand promoters is intense, and compensation levels may be high, and there is no guarantee that we would be able to identify and attract a qualified replacement, or if Ms. Ripka’s services are not available to us, that we would be able to promote the Ripka Brand as well as we are able to with Ms. Ripka. This could significantly affect the value of the Ripka Brand and our ability to market the brands, and could impede our ability to fully implement our business plan and future growth strategy, which would harm our business and prospects. Additionally, while we acquired all trademarks, image, and likeness of Judith Ripka, pursuant to the acquisition of the Ripka Brand and her employment agreement, Ms. Ripka has retained certain rights to participate in outside business activities, including hosting and appearing in television shows, movies and theater productions, and writing and publishing books and other publications.  Ms. Ripka’s participation in these personal business ventures could limit her availability to us and affect her ability to perform under this employment agreement.  Finally, there is no guarantee that Ms. Ripka will not take an action that the consumer views as negative, which may harm the Ripka Brand as well as our business and prospects.

The termination of agreements related to design and other services would decrease our expected revenues and cash flows.

The Company provides design and other services for fixed or agreed upon fees. If the Company fails to perform these services or if these service agreements were terminated or not renewed, our expected revenues and cash flows would decrease.

The LCNY Agreement could be terminated by KSC and/or QVC in the event that QVC or KSC decides not to renew its licensing agreement with respect to the LCNY Brand, or if we were to lose the services of Isaac Mizrahi as the designer with respect to LCNY Brand branded products, thereby decreasing our expected revenues and cash flows.

We currently have the LCNY Agreement in place with KSC, pursuant to which the Company, designs the LCNY Brand line to be sold on QVC in exchange for the Company receiving a percentage of the royalties that KSC receives from QVC under a separate license agreement between KSC and QVC (the LCNY Agreement). Under the LCNY Agreement, Isaac Mizrahi is also required to promote the LCNY Brand on QVC as requested by QVC. Mr. Mizrahi does not currently promote the brand on QVC, but QVC may request that Mr. Mizrahi promote the brand in the future. The LCNY Agreement is co-terminous with the license agreement between KSC and QVC, which has a current term through July 31, 2016. There is no guarantee that KSC or QVC will renew the agreement past the Initial Renewal Term, which would impair our revenues and cash flows. Additionally, KSC has the right at its option to terminate the LCNY Agreement with us if the services of Isaac Mizrahi as designer for LCNY Brand products are no longer available to KSC and we do not agree upon a replacement designer. Although we have entered into an employment agreement with Mr. Mizrahi, there can be no assurance that if his services are required by KSC he will provide such services or that in the event we, and thus QVC, were to lose the ability to draw on such services, KSC would continue its design agreement with us. The loss of the LCNY Agreement would significantly decrease our expected revenues and cash flows until we were able to enter into one or more replacement agreements.

Prior to opening our first two retail stores, we had no history of operating a retail business; and the Retail Business may not become profitable.

In June 2013 we opened our first retail store and in March 2014 we opened our second retail store under the Retail Business. For the year ended December 31, 2013 our Retail Business generated a $339,000 operating loss, had negative cash flow from operations of $332,000 and currently accounts for a nominal percentage of the net revenues of the Company. There is no assurance that these stores can operate profitably or will not have a negative effect on our earnings or cash flow. In addition, opening additional stores will require capital expenditures and could expose us to long-term lease obligations. The failure to operate the Retail Business profitably, combined with the capital expenditures and long-term lease obligations, could have a negative impact on the Company’s operating results, cash flows and financial position.

Our reliance on third-party licensees for our retail and Internet stores could have a negative impact on the availability of merchandise, margins, and operating results of our Retail Business.

We do not own or operate any manufacturing facilities and depend on our licensees and other independent vendors to manufacture our merchandise (“Product Vendors”). We are at risk for increases in manufacturing costs and we cannot be certain that we will not experience operational difficulties with our Product Vendors, such as reductions in the availability of production capacity, errors in complying with merchandise specifications, insufficient quality control and failure to meet production deadlines. In addition, we source our merchandise from a select group of Product Vendors and we continue to strengthen our relationships with these key licensees. While this strategy has benefits, it also has risks. While we have entered into sourcing agreements with our key Product Vendors that generally allow us to source product from other vendors, if one or more of our key Product Vendors were to cease working with us or is unable to supply our Retail Business from a timing, quality, or price standpoint, the flow of merchandise to our stores could be impacted, which could have a material adverse effect on our sales, margins, and results of operations in our Retail Business. This could also cause supply shortages, failure to meet client expectations and damage to our brands.

We may have difficulty managing our inventory for our Retail Business and/or merchandise mix.

The long lead times required for a substantial portion of the merchandise sold in our retail stores and e-commerce site make client demand difficult to predict and responding quickly to changes challenging. Though we have the ability to source certain product categories with shorter lead times from our licensees, we submit purchase orders for a substantial portion of our retail merchandise well in advance of the applicable selling season. Our Retail Business could be materially adversely affected if we are unable to manage inventory levels and respond to short-term shifts in client demand patterns, that could have a materially adverse effect on our results of operations and financial position. In addition, our multi-channel fulfillment strategy, which aims to help optimize merchandising decisions, improve client service and support our multi-channel operations, creates additional complexities in our ability to manage inventory levels. Inventory levels in excess of client demand may result in excessive markdowns and, therefore, lower than planned gross margin. On the other hand, if we underestimate demand for our merchandise, we may experience inventory shortages resulting in missed sales and lost revenues in our Retail Business. Either of these events could significantly affect our operating results and brand image. In addition, our margins may be impacted by changes in our merchandise mix and a shift toward merchandise with lower selling prices. These changes could have a material adverse effect on our operating results.

Our Retail Business directly competes with certain of our wholesale licensees’ customers.

We plan to sell the same products through our retail stores and internet website as our wholesale licensees sell to their customers (including department stores, internet retailers, specialty stores, and other retail distribution channels). While we believe that our retail stores and internet website will help promote the brand in a cohesive manner and will strive to maintain competitive pricing on products sold through our Retail Business, there is no guarantee that the other retailers who sell products under the Isaac Mizrahi Brands will not directly compete with our Retail Business through better marketing, more aggressive mark-downs, or other means of attracting customers that may otherwise buy such products from our retail stores or Internet website. Likewise, there is no guarantee that sales of products under the Isaac Mizrahi Brands through our retail stores and Internet websites will not have a negative impact on sales of such products under our Wholesale Licenses to other customers.

We may not be able to successfully sell products through our internet websites.

We plan to sell merchandise under our Isaac Mizrahi Brands anf Judith Ripka brands over the Internet. Our Internet operations are subject to numerous risks, including:

•	the successful implementation of new systems, system enhancements and Internet platforms, including our multi-channel and online international order fulfillment and enhanced mobile capability;
•	the failure of the computer systems that operate our websites and their related support systems, causing, among other things, website downtimes and other technical failures;
•	reliance on third-party computer hardware/software;
•	reliance on third-party order fulfillment providers;
•	rapid technological change;
•	diversion of sales from our stores;
•	liability for online content;
•	violations of federal, state or other applicable laws, including those relating to online privacy;
•	credit card fraud;
•	telecommunications failures and vulnerability to electronic break-ins and similar disruptions;

•	successfully market and direct consumers to our website; and
•	we have no history of operating an e-commerce business and there are no assurances that we can operate an e-commerce business successfully.

Our failure to successfully address and respond to these risks could reduce Internet sales, increase costs and damage the reputation of our brands.

Intangible assets, including our trademarks and goodwill represent a substantial portion of our assets. As a result of changes in market conditions and declines in the estimated fair value of these assets, we may, in the future, be required to write down a portion of our intangible assets and such write-down would, as applicable, either decrease our net income or increase our net loss.

Trademarks and other intangible assets including goodwill represent a significant portion of our assets. Under accounting standards generally accepted in the United States of America, indefinite lived intangible assets, including our trademarks and goodwill, are not amortized, but must be tested for impairment annually, or more frequently if events or circumstances indicate the asset may be impaired. The estimated useful life of an intangible asset must be evaluated each reporting period to determine whether events and circumstances continue to support an indefinite useful life. Any write-down of intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our Annual Report on Form 10-K our assessment of the effectiveness of our internal controls over financial reporting. We have dedicated a significant amount of time and resources to ensure compliance with this legislation for the year ended December 31, 2013 and will continue to do so for future fiscal periods. Although we believe that we currently have adequate internal control procedures in place, we cannot be certain that future material changes to our internal controls over financial reporting will be effective. If we cannot adequately maintain the effectiveness of our internal controls over financial reporting, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our Common Stock. Moreover, if we discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price.

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

The combined voting power of the Common Stock ownership of our officers and directors and key employees is approximately 71% of our voting securities. Additionally, pursuant to a voting agreement, IM Ready, Isaac Mizrahi and Marisa Gardini agreed to appoint a person designated by the board of directors as their collective irrevocable proxy and attorney-in-fact with respect to the shares of the Common Stock received by them.  The proxy holder shall vote in favor of matters recommended or approved by the board of directors. The board of directors has designated Robert D’Loren as proxy holder. Also, pursuant to a separate voting agreement, Ripka agreed to appoint Mr. D’Loren as her collective irrevocable proxy and attorney-in-fact with respect to the shares of the Common Stock received by her.  The proxy holder shall vote in favor of matters recommended or approved by the board of directors.

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

As a public company, we incur significant legal, accounting and other expenses that private companies do not incur. In addition, the Sarbanes-Oxley Act of 2002 and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies.  These rules and regulations create legal and financial compliance costs and make some activities more time consuming and costly than if we were private. For example, as a public company, the Company has adopted policies regarding internal controls and disclosure controls and procedures in order to comply with public company internal control and disclosure standards.

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

We may issue a substantial number of shares of Common Stock upon exercise of outstanding Warrants and options, as payment of our obligations under the Seller Note, Ripka Notes and to satisfy obligations to IM Ready and Ripka if royalty revenue targets are met.

We have outstanding Warrants and options to purchase 1,812,668 shares of Common Stock, of which Warrants to purchase 582,428 shares are exercisable at a price of $0.01 per share.  The holders of Warrants and options will likely exercise such securities at a time when the market price of our Common Stock exceeds the exercise price.  Therefore, exercises of Warrants and options will result in a decrease in the net tangible book value per share of our Common Stock and such decrease could be material.  In addition, we may issue shares of Common Stock to satisfy up to $6,366,000 of earn-out payments to IM Ready if royalty revenue targets are met by the Isaac Mizrahi Business and we may issue shares of Common Stock to satisfy up to $5,000,000 of earn-out payments to Ripka if royalty revenue targets are met by the Ripka Brand.

We may also satisfy up to $5,377,000 of the remaining $5,877,000 principal amount of the Seller Note payable to IM Ready by issuing shares of Common Stock.  The number of shares which we issue to satisfy our earn-out payment obligations or obligations under the Note will be based on the future market price of our Common Stock and is currently not determinable, provided that there is a floor to the share price to satisfy the Seller Note of $4.50 per share. The maximum number of shares that could be issued in exchange for the Seller Note and the IM Ready earn-out payments is 2,609,555 shares.

We may also satisfy our obligations under the $6,000,000 principal amount Ripka Notes payable to Ripka by issuing shares of Common Stock. The number of shares which we issue to satisfy our earn-out payment obligations or obligations under the Note will be based on the future market price of our Common Stock and are currently not determinable, provided that there is a floor to the share price to satisfy the Ripka Notes of $7.00 per share. The maximum number of shares that could be issued in exchange for the Ripka Notes and the Ripka Notes combined with the Ripka earn-out payments is 857,142 shares and 1,571,428 shares, respectively

The issuance of shares to satisfy such obligations and upon exercise of outstanding Warrants and options will dilute our then-existing stockholders’ percentage ownership of our company, and such dilution could be substantial.  Sales or the potential for sale of a substantial number of such shares could adversely affect the market price of our Common Stock, particularly if our Common Stock remains thinly traded at such time.

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

You should not rely on an investment in our Common Stock to provide dividend income, as we currently do not plan to pay any in the foreseeable future.  Instead, we plan to retain any earnings to maintain and expand our existing licensing operations, further develop our trademarks and finance the acquisition of additional trademarks.  Accordingly, investors must rely on sales of their Common Stock after price appreciation, which may never occur, as the only way to realize any return on their investment. In addition, the Loan limits us from paying any cash dividends while it is outstanding.

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

We do not own any real property. We currently lease and maintain our corporate offices and design operations located at 475 Tenth Avenue, New York, New York, 10018. This lease is for approximately 18,500 square feet of office space in a commercial office building. We believe that this space will be sufficient to meet our current operating needs. In addition, IM Brands leases an office in a commercial office building in Wilmington, Delaware providing trademark maintenance and certain licensing activities, and through subsidiaries we lease retail store locations in Woodstock, GA and Southampton, New York that have approximately 1,900 and 1,200 square feet, respectively.

ITEM 3.	Legal Proceedings

There are no pending legal proceedings to which the Company is a party or to which the Company’s property is subject to.

ITEM 4.	Mine Safety Disclosure

None

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

The Company’s Common Stock has been quoted on the Over-the Counter Bulletin Board ("OTCBB") under the trading symbol "XELB", and since February 6, 2013, the Company’s Common Stock has also been quoted for trading on the OTCQX tier of the OTC Markets. Our Common Stock was previously quoted on the OTC Markets under the ticker symbol “NFBH” during the period from May 7, 2008 through September 29, 2011.

The table below sets forth the range of quarterly high and low closing sales prices for our Common Stock for 2013 and 2012. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

	High	Low

YEAR ENDED DECEMBER 31, 2013
First Quarter	$5.50	$1.50
Second Quarter	$5.50	$4.90
Third Quarter	$10.00	$4.80
Fourth Quarter	$10.00	$2.80

YEAR ENDED DECEMBER 31, 2012
First Quarter	$2.56	$1.21
Second Quarter	$3.25	$3.25
Third Quarter	$3.25	$3.25
Fourth Quarter	$3.25	$1.50

Holders

As of March 28, 2014 the number of stockholders of record was approximately 536 (excluding beneficial owners and any shares held in street name or by nominees).

Dividends

We have not declared or paid any cash dividends on our Common Stock nor do we anticipate paying any in the foreseeable future. In addition, the Loan limits us from paying any cash dividends while it is outstanding. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our board of directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

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

The fair value of each stock option award is estimated using the Black-Scholes option pricing model based on certain assumptions. The assumption for expected term is based on evaluations of expected future employee exercise behavior. Because of a lack of historical information, we use the simplified method to determine the expected term. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term at the grant date. The historical volatility of comparable companies' stock is used as the basis for the volatility assumption. The Company has never paid cash dividends, and does not currently intend to pay cash dividends, and thus assumed a 0% dividend yield.

The following table sets forth information as of December 31, 2013 regarding compensation plans under which our equity securities are authorized for issuance.

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation Plans (1)	343,125	4.55	2,095,758

(1) Pursuant to our 2011 Equity Incentive Plan.

The preceding table excludes stock options to purchase 576 shares of Common Stock with an exercise price of $728.77 per share issued pursuant to the Company’s 2005 Stock Option Plan. We do not intend to issue any further grants from this plan.

Purchases of equity securities by the issuer and affiliated purchasers

The following table provides information with respect to Common Stock repurchased by us during the years ended December 31, 2013 and 2012.

Period	Total Number of Shares of Common Stock Purchased		Average Price per Share	Total Number of Shares of Common Stock Purchased as Part of a Publicly Announced Plan or Program
November 1, 2012 to November 30, 2012	218,163	(1)	$3.00	-
December 1, 2012 to December 31, 2012	18,870	(1)	3.00	-
Total year ended December 31, 2012	237,033		3.00	-
November 1, 2013 to November 30, 2013	153,896	(1)	3.86	-
December 1, 2013 to December 31, 2013	7,272	(1)	3.86	-
Total year ended December 31, 2013	161,168		3.86	-
(i)	The shares repurchased were acquired from employees and directors in connection with the settlement of income tax withholding obligations on behalf of such employees and directors from the vesting of restricted stock.

Item 6. Selected Financial Data

Smaller reporting companies are not required to provide the information required by this Item 6.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the Business

Xcel Brands, Inc. is a brand management company engaged in the design, licensing, marketing and retail sales of consumer brands, including the Isaac Mizrahi Brand and certain rights of the LCNY and the Ripka Brand, which we acquired on March 26, 2014.  The Company operates in two segments - (1) Design and Licensing and (2) our Retail Business.

The Company maximizes the value of its brands by entering into strategic licenses with licensees who it assists in designing, manufacturing and distributing the licensed products. The Company selects licensees that it believes will be able to produce and sell high quality products in the categories in which they specialize in amounts that are capable of exceeding minimum sales targets and royalties that are included in the Company’s licensing agreements for each of its brands.

Our Design and Licensing business operates in a “working capital light” business model, wherein we license our brands to third parties, provide certain design services, and generate royalty and design and service fee revenues through licensing and other agreements with wholesale manufacturers, sourcing and design companies, and retailers. This includes licensing our own brands for promotion and distribution through an Omnichannel retail sales strategy including distribution through Direct-Response Television (i.e. QVC and The Shopping Channel), the internet, and traditional bricks-and-mortar retail channels. The Company believes that this strategy distinguishes it from other brand management companies that rely solely on their licensees for all distribution. The Isaac Mizrahi Brand and LCNY brand are licensed through our wholly-owned subsidiary IM Brands, LLC (“IM Brands”)(the “Isaac Mizrahi Business”) and the Ripka Brand is licensed through our wholly-owned subsidiary, JR Licensing, LLC (“JR Licensing”).

The Company’s Retail Business operates through its wholly-owned subsidiary, IMNY Retail Management, LLC (“Retail Management”), and was launched in June 2013 opening the Company’s first retail store located in Southampton, New York. The Company opened its second retail store, an outlet store, located near Atlanta, GA, on March 2, 2014. Also, Retail Management plans to launch an e-commerce platform later in 2014.

Summary of Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that are the most important to the portrayal of our financial condition and results of operations, and that require our most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are described in more detail in the notes to our financial statements, our most critical accounting policies, discussed below, pertain to revenue recognition, trademarks, goodwill and other intangible assets, stock-based compensation, fair value of contingent obligations and income taxes. In applying such policies, we must use some amounts that are based upon our informed judgments and best estimates. Estimates, by their nature, are based upon judgments and available information. The estimates that we make are based upon historical factors, current circumstances and the experience and judgment of management. We evaluate our assumptions and estimates on an ongoing basis.

Revenue Recognition

In connection with our licensing model, revenue is generated from licenses and is based on reported sales of licensed products bearing our trademarks, at royalty rates specified in the license agreements. These agreements are also subject to contractual minimum levels. Design and service fees are recorded and recognized in accordance with the terms and conditions of each service contract, including the Company meeting its obligations and providing the relevant services under each contract.  Generally, we record on a straight-line basis, each base fee as stated in each service agreement for the covered period and, if applicable, we recognize additional payments received that relate to a future period as deferred revenue, until service is provided or revenue is otherwise earned. We recognize revenue from our retail store upon sale of our products to retail consumers, net of estimated returns.

Trademarks, Goodwill and Other Intangible Assets

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”), ASC Topic 350 “Intangibles - Goodwill and Other”. Under this standard, goodwill and indefinite lived assets are not amortized. The Company’s definite lived intangible assets are amortized over their estimated useful lives. Under this standard, the Company annually has the option to first assess qualitatively whether it is more likely than not that there is an impairment. The Company completed its annual quantitative analysis of its trademarks, other intangibles and goodwill at December 31, 2013 and determined that no further analysis or impairment charges were required.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718 “Compensation - Stock Compensation”, by recognizing the fair value of stock-based compensation as an operating expense in the Company’s consolidated statements of operations.  The fair value of the Company’s stock option awards are estimated using the Black-Scholes option valuation model and restricted stock awards are valued at the fair value of the Company’s stock at the time of grant. The Black-Scholes model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. Compensation cost for restricted stock is measured using the fair value of the Company’s Common Stock at the date the Common Stock is granted. The fair value of stock-based awards is amortized over the service period of the awards.  Stock-based compensation that relates to contract performance is amortized over the term of the corresponding contract. For stock-based awards that vest based on performance conditions (e.g. achievement of certain milestones), expense is recognized when it is probable that the condition will be met. In addition, the calculation of compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period.

Fair Value of Contingent Obligations

Management continues to analyze and quantify contingent obligations (expected earn-out payments) over the applicable pay-out period.  Management will assess no less frequently than each reporting period the fair value of contingent obligations. Any change in the expected obligation will result in an expense or income recognized in the period in which it is determined the fair market value of the obligation has changed.

Income Taxes

Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities. Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted rates in effect during the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. ASC Topic 740, Accounting for Income Taxes clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. Tax positions shall initially be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a probability of fifty percent (50%) or greater of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts.

Recently Issued Accounting Standards

In July 2012, the FASB issued ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses, and distribution rights. The standard applies to all public, private, and not-for-profit organizations. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company did early adopt this ASU 2012-02. The adoption of ASU No. 2012-02 did not have a material impact on the Company’s results of operations or the Company’s consolidated financial position.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes.” (Topic 740): Presentation of an Unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU’s objective is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date and is effective for periods beginning after December 31, 2013. The Company does not have unrecognized tax benefits as of December 31, 2013 and therefore the adoption of ASU No. 2013-11 is not expected to have a material impact on the Company’s results of operations or the Company’s consolidated financial position.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Summary of Operating Results

The consolidated financial statements and related notes included elsewhere in this Form 10-K are as of, or for the year ended December 31, 2013 (the “Current Year”), and the year ended December 31, 2012 (the “Prior Year”).

The Company had net income of $1.53 million for the Current Year as compared to net income of $4.28 million for the Prior Year.

The Company’s operating income was $1.86 million in the Current Year, compared to an operating income of $5.69 million in the Prior Year.

Total Revenues.

Current Year total revenues increased approximately $0.67 million to $13.37 million from $12.70 million for the Prior Year. This was primarily related to increases in net licensing fee revenues of $1.12 million and net retail sales of $0.20 million, partially offset by a decrease in design and service fees of $0.65 million.

Design and Licensing Segment – Current Year net licensing and design and service fee revenues increased approximately $0.47 million to $13.17 million from $12.70 million for the Prior Year. Almost all of our total revenues for the Current Year and all of the Prior Year were net licensing revenues and design and service fees. Net licensing revenues for the Current Year increased by $1.12 million compared with the Prior Year primarily due to an increase in wholesale licensing of $0.67 million and an increase in multi-media revenues of $0.43 million. Current Year design and service fee revenue decreased by $0.65 million compared with the Prior Year primarily due to lower short-term contract (non-recurring) service fees.

Retail Segment - The Company opened its first retail store in mid-June 2013 and reported net retail sales of $0.20 million in the Current Year. There are no comparative results for the Prior Year.

Gross Profit.

Gross profit for the Current Year was $13.28 million compared to $12.70 million for the Prior Year.

Design and Licensing Segment – Design and licensing gross profit was $13.17 million compared to $12.70 million for the Prior Year, the same amount as our net revenues.

Retail Segment – Gross profit was $0.11 million, approximately 54% of net retail sales in the Current Year. There are no comparative results for the Prior Year.

Operating Expenses.

Operating expenses totaled $15.19 million for the Current Year compared to $13.73 million for the Prior Year, an increase of $1.46 million.

Design and Licensing Segment - Operating expenses totaled $14.74 million for the Current Year compared to $13.73 million for the Prior. This increase of approximately $1.01 million was primarily related to an increase in compensation expense, including stock-based compensation of $1.09 million, and partly off-set by a decrease in other operating expenses of $0.08 million. The increase in compensation was primarily due to salary increases in accordance with employment agreements and operating growth.

Retail Segment – Operating expenses were $0.45 million for the Current Year. The New York store opened for business in mid-June 2013 and had its first operations in the Current Year. During the Current Year, the Company began activities for its second retail store, located in in Atlanta, GA, that opened during March 2014 and is scheduled to launch an e-commerce platform later this year. The Company’s retail operating expenses were all attributable to the start and development of the retail business. There were no comparative results for the Prior Year.

Other expenses (income).

Total other expenses (income) was ($3.77) million for the Current Year compared to ($6.72) million for the Prior Year. The other expenses (income) for the Current Year consisted of a ($5.12) million gain on reduction of contingent obligations and partly offset by a $1.35 million loss on extinguishment of debt. The loss on extinguishment of debt was the result of the Company refinancing its Old Loan with the New Loan, with more favorable terms. The extinguishment of the Old Loan included a prepayment fee of $0.19 million and an acceleration of deferred finance costs and loan discount of $1.16 million resulting in a loss on extinguishment of debt of $1.35 million. The Company reduced the fair value of its contingent obligation by $5.12 million in the Current Year, resulting in a gain on reduction of contingent obligations. The reduction in the Earn-Out Obligation for the Current Year was based on (1) the amendment eliminating an earn-out for the annual period ending September 30, 2014 and (2) a revision of projected future net royalty income related to the Isaac Mizrahi Brand, therefore diminishing the probability of achieving the corresponding royalty targets. This adjustment results from the Company having better visibility in its 2015 royalties given current Isaac Mizrahi Brand product sales information. The other expenses (income) for the Prior Year consisted of a ($6.30) million gain on reduction of contingent obligations and a $0.42 million gain on extinguishment of debt. The gain on extinguishment of debt was the result of the early termination of an installment obligation by a payment of a combination of cash and stock for an amount less than the carrying value of the obligation. The Company reduced the fair value of its contingent obligation by $6.30 million in the Prior Year, resulting in a gain on reduction of contingent obligations. (See Note 5, Debt in the Notes to the Consolidated Financial Statements).

Operating Income.

Operating income for the Current Year decreased approximately $3.83 million to $1.86 million from $5.69 million for the Prior Year based on the information provided in the revenue and operating expense and other expenses (income) sections above.

Design and Licensing Segment - Operating income for the Current Year decreased approximately $3.49 million to $2.20 million from $5.69 million for the Prior Year. This is primarily driven by the net decrease in other expenses (income) of ($2.95) million. After accounting for the change in other expenses (income), the resulting comparable operating income decreased by approximately $0.54 million, attributable to an increase in operating expenses of $1.01 million and offset by an increase in net revenues of $0.47 million.

Retail Segment – Operating income (loss) for the Current Year was ($0.34) million. The loss was primarily the result of the retail business launch in the Current Year which includes scaling retail operations and fixed overhead associated with our retail business.

Interest and Finance Costs.

Interest and finance costs for the Current Year decreased by approximately $0.45 million to $1.73 million compared to $2.18 million in the Prior Year. This is primarily driven by the decrease in term loan interest of $0.27 million and a decrease in the amortization of discounted debt and deferred finance costs of $0.18 million

Provision for Income Taxes.

The effective income tax rate for the Current Year was approximately (1,077.7%) resulting in a $1,402,000 income tax benefit. The effective income tax rate for the Prior Year was (22%) which resulted in $766,000 of income tax benefit.  The current year’s income tax provision has been adjusted by (1,251%) to account for a permanent tax difference related to the gain on reduction of contingent obligations and an additional 198% adjustment related to other permanent differences, deferred tax adjustments and other miscellaneous adjustments.

Net Income.

Our net income was $1.53 million in the Current Year, compared to net income of $4.28 million in the Prior Year, as a result of the factors discussed above.

Adjusted EBITDA.

Adjusted EBITDA for the Current Year decreased approximately $0.56 million to $3.94 million from $4.50 million for the Prior Year. The decrease was attributable to a decrease in non-recurring fee income of $0.98 million and a net retail loss of $0.34 million, partly offset by an increase in net licensing and design (recurring) revenues of $1.44 million less an increase in operating expenses of $0.68 million.

Adjusted EBITDA is a non- GAAP, unaudited term, defined as net income before interest expense and other financing costs (including gain (loss) on extinguishment of debt), income taxes, other state and local franchise taxes, depreciation and amortization, non-cash compensation and other non-cash income and (expenses) (including gain on reduction of contingent obligations). Management uses Adjusted EBITDA as a measure of operating performance to assist in comparing performance from period to period on a consistent basis and to identify business trends relating to the Company's results of operations.

The following table is a reconciliation of net income to Adjusted EBITDA

	Year Ended December 31, 2013
	2013	2012
Net income	$1,532,000	$4,284,000
Depreciation & amortization	893,000	856,000
Interest and finance expense	1,726,000	2,175,000
Income taxes	(1,402,000)	(766,000)
State and local franchise taxes	144,000	47,000
Stock based compensation	4,810,000	4,623,000
Loss (gain) on extinguishment of debt	1,351,000	(422,000)
Gain on reduction of contingent obligations	(5,122,000)	(6,300,000)
Other non-cash adjustments	6,000	4,000
Adjusted EBITDA	$3,938,000	$4,501,000

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund working capital needs, and to a lesser extent, capital expenditures. At December 31, 2013 and 2012 our unrestricted cash and cash equivalents were $7.46 million and $3.93 million, respectively.

We expect that existing cash and operating cash flows will be adequate to meet our operating needs, debt service obligations and capital expenditure needs including the debt service under our term loan facilities for the next twelve months.  We are dependent on our licensees for most of our revenues, and there is no assurance that the licensees will perform as projected.

Our design and licensing segment does not require significant capital expenditures. However, we opened our first retail store in June 2013 for which $0.14 million of capital expenditures were incurred. We opened our second, store located in Atlanta, GA, in March 2014, incurring approximately $0.06 million of capital expenditures during the Current Year. We expect the total capital expenditures for this store to be similar to our first store. Aside from these two locations, we currently have no commitments to open additional retail stores, but we are evaluating retail opportunities. We are planning to launch an e-commerce platform during 2014, which we incurred $0.03 million of capital expenditures in the Current Year and don’t expect additional capital expenditures to be significant. If we expand the retail business, we would be limited to the number of stores we could open without the consent of our lender. In accordance with the terms of the New Loan, we are limited each year to $1.0 million of capital expenditures which is subject to increase by 10% of licensing revenues over $15 million.

The Company’s contingent obligations (See Note 5, Debt in the Consolidated Financial Statements) are payable in stock and/or cash, at the Company’s discretion. Payment of these obligations in stock would not affect the Company’s liquidity.

The Seller Note (See Note 5, Debt in the Consolidated Financial Statements) is payable in cash up to $1.5 million beginning in 2015, of which $1.0 million of the cash payment is subject to BHI’s approval. The principal portion of the Seller Note not paid in cash is payable with stock and/or cash, at the Company’s discretion. Payment of these obligations in stock would not affect the Company’s liquidity. The Company made a cash principal payment in the Current Year of $1.5 million.

Changes in Working Capital

At December 31, 2013 and December 31, 2012, the working capital ratio (current assets to current liabilities) was 4.79 to 1.00 and 2.45 to 1.00, respectively. Commentary on components of our cash flows for the Current Year as compared to the Prior Year is set forth below:

Operating Activities

Net cash provided by operating activities was approximately $2.38 million and $2.59 million in the Current Year and Prior year, respectively. The Current Year’s cash provided by operating activities is primarily due to net income of $1.53 million, adjusted for stock-based compensation of $4.81 million, depreciation and amortization of $0.89 million, non-cash interest and other finance costs of $0.80 million, loss on extinguishment of debt of $1.35 million, gain on reduction of contingent obligations of ($5.12) million, deferred income tax benefit of ($1.26) million, and partially offset by net change in operating assets and liabilities of ($0.65) million. The Prior Year’s, cash provided by operating activities is primarily due to net income of $4.28 million, adjusted for stock-based compensation of $4.62 million, depreciation and amortization of $0.86 million, non-cash interest and other finance costs of $0.93 million, gain on extinguishment of debt of ($0.42) million, gain on reduction of contingent obligations of ($6.30) million, deferred income tax benefit of ($0.93) million, and partially offset by net change in operating assets and liabilities of ($0.48) million.

Investing Activities

Net cash used in investing activities for the Current Year was approximately ($0.51) million compared with ($0.12) million in the Prior year, mostly attributable to capital expenditures. In the Current Year, $0.24 million of capital expenditures was attributable to our retail segment.

Financing Activities

Net cash provided by financing activities for the Current Year was approximately $1.66 million, primarily attributable to $4.69 million of net proceeds (after expenses) from the issuance of Common Stock, $0.21 million of net proceeds from refinancing $12.38 million of the Old Loan with $13.0 million gross proceeds of the New Loan, less prepayment fees and deferred loan costs of $0.41 million, partly offset by repurchased shares of restricted stock that had vested totaling ($0.62) million payment, ($1.12) million in scheduled principal payments of the Old Loan, ($1.50) million of principal payments for the Seller Note and ($0.32) million of contingent obligations. Net cash used in financing activities for the Prior Year was approximately ($1.26) million, primarily attributable to repurchased shares of restricted stock that had vested totaling ($0.71) million payment and ($0.55) million in installment debt obligation payments.

Obligations and Commitments

Term Loan (New Loan) – The New Loan requires us to pay current interest quarterly at 4.44% per annum. Principal payments began on October 1, 2014 of $250,000 each quarter for the next four fiscal quarters, and increasing thereafter. The following table presents the principal payments under our term loan facility.

Year Ending December 31,
2014	$250,000
2015	1,375,000
2016	2,625,000
2017	3,125,000
2018	5,625,000
Total	$13,000,000

In addition, the Company shall prepay the outstanding amount of the New Loan from excess cash flow (“Cash Flow Recapture”) for each fiscal year commencing with the year ending December 31, 2014 in arrears in an amount equal to twenty percent (20%) of such Cash Flow Recapture. Cash Flow Recapture shall mean for any fiscal period, cash provided by operating activities for such period less (a) capital expenditures not made through the incurrence of indebtedness less (b) all interest and principal (including indebtedness owed for the New Loan) paid or payable during such period less (c) all income tax payments made during such period. (See Note 5, Debt in the Consolidated Financial Statements)

The Seller Note – The Company issued the Seller Note in the principal amount of $7.38 million to IM Ready as partial consideration for the acquisition of the Isaac Mizrahi Business. The Seller Note was amended on December 24, 2013 which included a partial repayment of $1.5 million of principal. The stated interest rate of the Seller Note is 0.25%, which was prepaid on September 29, 2011 (See Note 5, Debt in the Consolidated Financial Statements). The following table presents the principal payments under our term loan facility.

Payment Date	Payment Amount	Amount Payable in Cash	Amount Payable in Cash with Restrictions (ii)	Amount Payable in Stock (iii)
December 24, 2013 (i)	$1,500,000	$1,500,000	$-	-
January 31, 2015	$750,000	$500,000	$250,000	250,000
January 31, 2016	$750,000	$-	$750,000	750,000
September 30, 2016	$4,377,432	$-	$-	4,377,432

(i)	$1,500,000 was paid prior to December 31, 2013
(ii)	Amounts payable in cash with restrictions are subject to BHI, approving the cash payment. If BHI does not approve the cash payment, the amount shall be payable in shares of Common Stock (See Note 5, Debt in the Consolidated Financial Statements).
(iii)	This includes the last payment on the Amended Maturity Date and may include amounts payable in cash with restrictions whereby BHI provides approval and the amount would be paid with the Company’s Common Stock (See Note 5, Debt in the Consolidated Financial Statements).

Earn-out obligation - IM Ready is eligible to earn additional shares of Common Stock with a value of up to $7.5 million (the “Earn-Out Value”) for the 12-month period ending September 30, 2015, with the number of shares to be issued based upon the greater of (i) $4.50 per share and (ii) the average stock price for the last twenty days in such period, and with such earn-out payment contingent upon the Isaac Mizrahi Business achieving net royalty income targets (the “Earn-Out Obligation”).  IM Ready was eligible to earn additional shares of Common Stock for the fiscal year ended September 30, 2013 and 2012, but did not meet the minimum net royalty income target. In addition, as of December 24, 2013, the Company and IM Ready amended the terms of the Earn-Out Obligation and eliminated additional consideration for the fiscal year ending September 30, 2014 and the Company agreed to make a one-time cash payment of $315,000 to IM Ready. The Earn-Out Obligation of $3.6 million and $8.7 million are recorded as long term liabilities on the Company’s Consolidated Balance Sheets at December 31, 2013 and December 31, 2012, respectively. The Earn-Out Value is payable solely in stock. (See Note 5, Debt, to the Notes to Consolidated Financial Statements for the royalty target and percentage of the potential earn-out value).

QVC Earn-out - The QVC Earn-Out payment requires the Company to pay IM Ready $2.80 million, payable in cash or Common Stock, at the Company’s option, contingent upon the Isaac Mizrahi Business receiving aggregate net royalty income of at least $2.5 million from QVC in the 12-month period ending September 30, 2015 with such stock based upon the greater of (x) $4.50 per share, and (y) the average stock price for the last twenty days prior to the time of such issuance (the “QVC Earn-out’). The current term of the QVC Agreement runs through September 30, 2015.  Management has determined that it is probable that the $2.5 million in net royalty income from QVC will be met.   Any change in the expected obligation will result in an expense or income in the period in which it is determined fair market value has changed.

Other

We believe that cash from future operations as well as currently available cash will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future, including the debt service on the New Loan and making necessary upgrades to our infrastructure and technology and retail development.  The combined principal obligations for the Company’s debt during the next 12 months are $0.25 million.

The non-cash obligations of the Seller Note and $2.8 million of the contingent obligations under the earn-out provisions described above are payable in stock and or cash, at the Company’s discretion and up to $7.5 contingent obligations are payable solely in stock. Payment of these obligations in stock would not affect the Company’s liquidity.

The following is a summary of contractual cash obligations, including interest for the periods indicated that existed as of December 31, 2013:

(000’s)	2014	2015	2016	2017 & After	Total
Term Debt	$250,000	$1,375,000	$2,625,000	$8,750,000	$13,000,000
Term debt interest	574,000	534,000	434,000	400,000	1,942,000
Seller Note	-	750,000	750,000	-	1,500,000
Contingent obligations	315,000				315,000
Operating leases	721,000	751,000	119,000	-	1,591,000
Employment contracts	2,472,000	1,128,000	834,000	-	4,434,000
Total contractual cash obligations	$4,332,000	$4,538,000	$4,762,000	$9,150,000	$22,782,000

The preceding table does not include commitments and obligations relating to the Ripka Assets acquired April 3, 2014 (See Note 12, Subsequent Events in the Consolidated Financial Statements).

Other Factors

We continue to seek to expand and diversify the types of licensed products being produced under the Isaac Mizrahi Brand, and beginning in 2014 the Ripka Brand.  We will seek to continue to diversify the distribution channels within which licensed products are sold, in an effort to reduce dependence on any particular retailer, consumer or market sector within each of our brands.  Our acquisition of the Ripka Brand, whose core products have been in fine jewelry, helps diversify our industry focus (the Isaac Mizrahi Brand and LCNY Brand have a core business in fashion and accessories), while at the same time complementing, expanding and growing our overall business relationship with QVC. We also intend to seek new opportunities, including opening additional retail stores, international expansion through direct response television and licensing arrangements and acquiring additional brands.  The success of our Company, however, will still remain largely dependent on our ability to build and maintain our brands awareness and contract with and retain key licensees and on our licensees’ ability to accurately predict upcoming fashion and design trends within their respective customer bases and fulfill the product requirements of their particular retail channels within the global marketplace. Unanticipated changes in consumer fashion preferences, slowdowns in the U.S. economy, changes in the prices of supplies, consolidation of retail establishments, and other factors noted in “Risk Factors,” could adversely affect our licensees’ ability to meet and/or exceed their contractual commitments to us and thereby adversely affect our future operating results.

Income taxes

Our income tax (benefit) is based on an effective income tax rate, which is comprised of the federal statutory rate and a state and local tax rate, net of federal effect. Our state and local tax rate is affected by the location of earned revenue and certain incurred expenses in determining state and local income tax allocations. Accordingly, our state and local tax rate, net of federal effect may vary and could have a material impact on the fair value of our deferred tax assets and liabilities. (See Note 9, Income taxes, to the Notes to Consolidated Financial Statements)

Effects of Inflation

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Xcel Brands, Inc.

We have audited the accompanying consolidated balance sheets of Xcel Brands, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Xcel Brands, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xcel Brands, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

New York, New York

April 11, 2014

Xcel Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$7,461,000	$3,929,000
Accounts receivable, net	3,541,000	3,428,000
Inventory	70,000	-
Prepaid expenses	477,000	329,000
Total current assets	11,549,000	7,686,000
Property and Equipment:
Leasehold improvements, furniture and equipment	1,922,000	1,516,000
Less: accumulated depreciation	769,000	403,000
Total property and equipment	1,153,000	1,113,000
Other Assets:
Trademarks and other intangibles, net	45,308,000	45,835,000
Goodwill	12,371,000	12,371,000
Deferred finance costs, net	199,000	450,000
Other assets	344,000	349,000
Total other assets	58,222,000	59,005,000
Total Assets	$70,924,000	$67,804,000

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$1,289,000	$1,421,000
Deferred revenue, net of long-term portion	491,000	221,000
Other current liabilities	66,000	144,000
Current portion of long-term debt	565,000	1,350,000
Total current liabilities	2,411,000	3,136,000
Long-Term Liabilities:
Long-term debt, less current portion	24,218,000	29,046,000
Deferred tax liabilities	8,918,000	10,177,000
Deferred revenue, net of short-term portion	-	480,000
Total long-term liabilities	33,136,000	39,703,000
Total Liabilities	35,547,000	42,839,000

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 25,000,000 shares authorized, 10,005,509 and 7,339,979 issued and outstanding at December 31, 2013 and December 31, 2012, respectively	10,000	7,000
Paid-in capital	30,843,000	21,966,000
Retained earnings	4,524,000	2,992,000
Total stockholders' equity	35,377,000	24,965,000

Total Liabilities and Stockholders' Equity	$70,924,000	$67,804,000

See Notes to Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended December 31,
	2013	2012
Revenues
Net licensing revenue	$11,546,000	$10,432,000
Design and service fee revenue	1,619,000	2,271,000
Net retail sales	203,000	-
Total revenues	13,368,000	12,703,000
Cost of goods sold	93,000	-
Gross profit	13,275,000	12,703,000

Operating expenses
Salaries, benefits and employment taxes	6,520,000	5,475,000
Other design and marketing costs	473,000	728,000
Other selling, general and administrative expenses	2,494,000	2,050,000
Stock-based compensation	4,810,000	4,623,000
Depreciation and amortization	893,000	856,000
Total operating expenses	15,190,000	13,732,000

Other expenses (income)
Loss (gain) on extinguishment of debt	1,351,000	(422,000)
Gain on reduction of contingent obligations	(5,122,000)	(6,300,000)
Total other income	(3,771,000)	(6,722,000)

Operating income	1,856,000	5,693,000

Interest and finance expense
Interest expense - term loan	882,000	1,148,000
Other interest and finance charges	844,000	1,027,000
Total interest and finance expense	1,726,000	2,175,000

Income before income taxes	130,000	3,518,000

Income tax benefit	(1,402,000)	(766,000)

Net income	$1,532,000	$4,284,000

Net income per share:
Basic	$0.17	$0.62
Diluted	$0.16	$0.57

Weighted average number of common shares outstanding:
Basic	9,193,101	6,936,452
Diluted	9,791,493	7,577,561

See Notes to Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

Years ended December 31, 2013 and 2012

				(Accumulated
	Common Stock		Paid - in	Deficit)
	Share	Amount	Capital	Retained Earnings	Total
Balances, January 1, 2012	5,810,444	$6,000	$17,904,000	$(1,292,000)	$16,618,000

Warrants issued in connection with licensing agreement	-	-	23,000	-	23,000

Direct costs relating to equity placement.	-	-	(2,000)	-	(2,000)

Compensation expense in connection with stock options and warrants to directors and management, net of forfeitures	-	-	4,573,000	-	4,573,000

Shares issued to employees and directors in connection with restricted stock grants	1,544,943	1,000	-	-	1,000

Shares issued on exercise of warrants	162,500	-	1,000	-	1,000

Forfeiture of prior stock grants	(875)	-	(2,000)	-	(2,000)

Shares issued in connection with settlement of debt	60,000	-	180,000	-	180,000

Restricted stock repurchased on vesting	(237,033)	-	(711,000)	-	(711,000)

Net income for the year ended December 31, 2012	-	-	-	4,284,000	4,284,000

Balances, December 31, 2012	7,339,979	$7,000	$21,966,000	$2,992,000	$24,965,000

Shares issued to employees and directors in connection with restricted stock grants, net of forfeitures of 1,625 shares	1,398,125	1,000	-	-	1,000
				.
Issuance of Common Stock, private stock offering June 5, 2013	1,428,573	2,000	4,998,000	-	5,000,000

Direct costs relating to private stock offering	-	-	(311,000)	-	(311,000)

Compensation expense in connection with stock options, warrant and restricted stock	-	-	4,810,000	-	4,810,000

Restricted stock repurchased on vesting	(161,168)	-	(622,000)	-	(622,000)

Warrants issued in connection with licensing activities	-	-	2,000	-	2,000

Net income for the year ended December 31, 2013	-	-	-	1,532,000	1,532,000

Balances, December 31, 2013	10,005,509	$10,000	$30,843,000	$4,524,000	$35,377,000

See Notes to Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2013	2012

Cash flows from operating activities
Net income	$1,532,000	$4,284,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	893,000	856,000
Amortization of deferred finance costs	88,000	119,000
Stock-based compensation	4,810,000	4,618,000
Allowance for doubtful accounts	14,000	25,000
Amortization of seller note discount	576,000	579,000
Amortization of senior note discount	139,000	235,000
Deferred income tax benefit	(1,259,000)	(928,000)
Impairment of long-lived asset	6,000	-
Loss (gain) on extinguishment of debt	1,351,000	(422,000)
Gain on reduction of contingent obligations	(5,122,000)	(6,300,000)
Changes in operating assets and liabilities:
Accounts receivable	(127,000)	(1,262,000)
Inventory	(70,000)	-
Other assets	(43,000)	(94,000)
Accounts payable and accrued expenses	(119,000)	581,000
Deferred revenue	(211,000)	185,000
Other liabilities	(75,000)	115,000
Net cash provided by operating activities	2,383,000	2,591,000

Cash flows from investing activities
Purchase of property and equipment	(412,000)	(117,000)
Increase in long-term security deposit	(97,000)	(175,000)
Reduction of restricted cash for security deposit	-	175,000
Net cash used in investing activities	(509,000)	(117,000)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants	5,000,000	2,000
Repayment of long-term debt	(13,500,000)	-
Prepayment fee on extinguishment of debt	(189,000)	-
Proceeds from term loan	13,000,000	-
Principal payment of the seller note	(1,500,000)	-
Shares repurchased on vesting of restricted stock	(622,000)	(711,000)
Payment of expenses related to equity and recapitalization	(311,000)	(3,000)
(Acquisition) reduction deferred finance costs	(217,000)	22,000
Repayment of installment debt obligation	-	(556,000)
Repayment of lease obligation	(3,000)	(17,000)
Net cash provided by (used in) financing activities	1,658,000	(1,263,000)

Net increase in cash and cash equivalents	3,532,000	1,211,000

Cash and cash equivalents, beginning of year	3,929,000	2,718,000

Cash and cash equivalents, end of year	$7,461,000	$3,929,000

Supplemental disclosure of non-cash financing activities:
Shares issued in connection with settlement of debt	$-	$180,000
Warrants issued in connection with licensing activities	$2,000	$23,000
Restructure of Seller Note	$337,000	$-

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$119,000	$62,000
Cash paid during the year for interest	$1,117,000	$1,243,000

See Notes to Consolidated Financial Statements.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013

1.	NATURE OF OPERATIONS, BACKGROUND AND BASIS OF PRESENTATION

Xcel Brands, Inc. (“Xcel” and together with its subsidiaries, the “Company”) was incorporated on August 31, 1989 in the State of Delaware under the name Houston Operating Company. On April 19, 2005, we changed our name to NetFabric Holdings, Inc. and on September 29, 2011 we changed our name to Xcel Brands, Inc. The Company engages in the design, licensing, marketing and retail sales of consumer brands, including the Isaac Mizrahi Brand and certain rights of the Liz Claiborne New York Brand (“LCNY”) and the Judith Ripka Brand (the “Ripka Brand”), which we acquired on March 26, 2014 (see Note 12, Subsequent Events).  The Company operates in two segments - (1) Design and Licensing and (2) our Retail Business.

Our Design and Licensing business operates in a “working capital light” business model, wherein we license our brands to third parties, provide certain design services, and generate royalty and design and service fee revenues through licensing and other agreements with wholesale manufacturers, sourcing and design companies, and retailers. This includes licensing our own brands for promotion and distribution through an Omnichannel retail sales strategy including distribution through Direct-Response Television (i.e. QVC, Inc. (“QVC”) and The Shopping Channel), the internet, and traditional bricks-and-mortar retail channels. The Isaac Mizrahi Brand and LCNY brand are licensed through our wholly-owned subsidiary IM Brands, LLC (“IM Brands”)(the “Isaac Mizrahi Business”) and the Ripka Brand is licensed through our wholly-owned subsidiary, JR Licensing, LLC (“JR Licensing”).

The Company’s Retail Business operates through its wholly-owned subsidiary, IMNY Retail Management, LLC (“Retail Management”), and was launched in June 2013 opening the Company’s first retail store located in Southampton, New York. The Company opened its second retail store, an outlet store, located near Atlanta, GA, on March 2, 2014. Also, Retail Management plans to launch an e-commerce platform later in 2014.

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Xcel Brands, Inc. and its wholly-owned subsidiaries as of and for the years ended December 31, 2013 (the “Current Year”) and December 31, 2012 (the “Prior Year”). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with the Securities and Exchange Commission’s (the “SEC”) accounting rules under Regulation S-X. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities, the carrying amounts approximate fair value due to the short-term maturities of these instruments.  The carrying value of the debt approximates fair value because the fixed interest rate approximates current market rate and in the instances it does not, the impact on the time value is not material. When debt interest rates are below market rates, the Company considers the discounted value of the difference of actual interest rate and its internal borrowing against the scheduled debt payments.

Fair Value

The Financial Standards Accounting Board’s (“FASB”) accounting standard codification (“ASC”) Subtopic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Subtopic 820-10 outlines a valuation framework, creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements, and details the disclosures that are required for items measured at fair value. We have contingent obligations that are required to be measured at fair value on a recurring basis. Our contingent obligations were measured using inputs from level 3 of the fair value hierarchy, which states:

Level 3 – unobservable inputs that reflect our assumptions that market participants would use in pricing assets or liabilities based on the best information available. The Company’s earn-out obligation (See Note 5, Debt) is based upon certain projected net royalty revenues as defined in the terms and conditions of the acquisition of the Isaac Mizrahi Brand.

Accounts Receivable

Accounts receivable are reported, net of allowance for doubtful accounts. Allowance for doubtful accounts are based on the Company’s ongoing discussions with its licensees, and its evaluation of each licensee’s payment history and account aging. As of December 31, 2013 and 2012, the Company had $3,541,000 and $3,428,000 of accounts receivable, net of allowance for doubtful accounts of $39,000 and $25,000, respectively. The accounts receivable balance includes $174,000 and $699,000 of earned revenue that has been accrued but not billed as of December 31, 2013 and December 31, 2012, respectively.

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

Trademarks, Goodwill and Other Intangible Assets

The Company follows FASB, ASC Topic 350 “Intangibles - Goodwill and Other”. Under this standard, goodwill and indefinite lived assets are not amortized. The Company’s definite lived intangible assets are amortized over their estimated useful lives of 4 to 5 years.

Under this standard, the Company annually has the option to first assess qualitatively whether it is more likely than not that there is an impairment. The Company completed its annual quantitative assessment analysis of its trademarks, other intangibles and goodwill at December 31, 2013 and determined that no further analysis or impairment charges were required.

Deferred Finance Costs

The Company incurred costs (primarily professional fees and underwriting fees) in connection with borrowings under the senior secured term loan. These costs have been deferred and are being amortized using the straight-line method over the life of the related debt.

Inventory

Inventories are stated at the lower of cost or market using the first in first out (“FIFO”) method. All inventories consist of finished goods and are located at the retail store location. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs, write-offs and shrinkage are charged to cost of goods sold. In the Current Year, the Company experienced shrinkage of $5,000. There were no retail operations or inventory in the Prior Year.

Contingent Obligations

Management analyzes and quantifies the expected contingent obligations (expected earn-out payments) over the applicable pay-out period. Management assesses no less frequently than each reporting period the status of contingent obligations and any expected changes in the fair market value of such contingent obligations. Any change in the expected obligation will result in expense or income recognized in the period in which it is determined fair value has changed. Contingent obligations have been reduced by $5.1 million and $6.3 million during the Current Year and the Prior Year, respectively, and have been recorded as gains on the reduction of contingent obligations and included in operating income in the Company’s consolidated statements of operations (see Note 5, Debt).

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

ASC Topic 740 “Accounting for Income Taxes” clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. Tax positions shall initially be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a probability of fifty percent (50%) or greater of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts.

The Company has no unrecognized tax benefits as of December 31, 2013 and December 31, 2012. The Company’s U.S. Federal, state and local income tax returns are closed prior to fiscal year 2010 and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

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

Concentrations of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivable. We limit our credit risk with respect to cash by maintaining cash balances with high quality financial institutions. At times our cash and cash equivalents may exceed federally insured limits. Concentrations of credit risk with respect to accounts receivable are minimal due to the limited amount of outstanding receivables and due to the nature of our royalty revenues. Generally, we do not require collateral or other security to support accounts receivables.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718 “Compensation - Stock Compensation”, by recognizing the fair value of stock-based compensation as an operating expense in the Company’s consolidated statements of operations. Stock-based compensation can include stock options and restricted stock grants.

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

Advertising Costs

All costs associated with production for the Company’s advertising campaigns are expensed during the periods when the activities take place. All other advertising costs such as print and online media are expensed when the advertisement occurs. The Company incurred no advertising costs for the Current Year and Prior Year.

Operating Leases

Total rent payments under operating leases that include scheduled payment increases and rent holidays are amortized on a straight-line basis over the term of the lease.  Landlord allowances are amortized by the straight-line method over the term of the lease as a reduction of rent expense.

Earnings per Share

Basic earnings per share excludes dilution and is computed by dividing net income (or loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options and Warrants using the treasury stock method. The difference between basic and diluted weighted-average common shares results from the assumption that all dilutive stock options, Warrants and restricted stock outstanding were exercised into Common Stock if the effect is anti-dilutive.

Recently Issued Accounting Standards

In July 2012, the FASB issued ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses, and distribution rights. The standard applies to all public, private, and not-for-profit organizations. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company did early adopt this ASU 2012-02. The adoption of ASU No. 2012-02 did not have a material impact on the Company’s results of operations or the Company’s consolidated financial position.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes.” (Topic 740): Presentation of an Unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU’s objective is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date and is effective for periods beginning after December 31, 2013. The Company does not have unrecognized tax benefits as of December 31, 2013 and therefore the adoption of ASU No. 2013-11 is not expected to have a material impact on the Company’s results of operations or the Company’s consolidated financial position.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

3. Trademarks, Goodwill and Other Intangibles

Trademarks, and other intangibles, net consist of the following:

	December 31, 2013	December 31, 2012
Trademarks	$44,500,000	$44,500,000
Licensing agreements	2,000,000	2,000,000
Accumulated amortization, licensing agreements	(1,192,000)	(665,000)
Net carrying amount	$45,308,000	$45,835,000

The following table presents amortization expense for licensing agreements over the remaining useful life:

Year Ending	Carrying Value	Amortization Expense
December 31, 2014	279,000	529,000
December 31, 2015	-	279,000

Amortization expense for intangible assets for the years ended December 31, 2013 and 2012 is $527,000 and $527,000, respectively. The Isaac Mizrahi Brand Trademarks and related goodwill have been determined to have an indefinite useful life and accordingly, consistent with ASC Topic 350, no amortization has been recorded in the Company's consolidated statements of operations.

The Company has $12,371,000 of goodwill that represents the excess of the purchase price over the fair value of net assets acquired accounted for under the acquisition method of accounting relating to the acquisition of the Isaac Mizrahi Business. There was no change in goodwill during the Current Year.

4.  Significant Contracts

QVC Agreement

In connection with the Company’s agreement with QVC, they are required to pay fees based primarily on a percentage of its net sales of Isaac Mizrahi branded merchandise. Licensing revenues from QVC totaled $8.13 million and $7.69 million for the Current Year and the Prior Year, respectively, representing 61% of the Company’s total revenues each year. As of December 31, 2013 and December 31, 2012, the Company had a receivable from QVC in the amount of $2.06 million and $1.90 million, respectively, representing 55% of the Company’s receivables each year. The December 31, 2013 QVC receivable includes $152,000 of earned revenue that has been accrued but not billed as of December 31, 2013.

LCNY Agreement

In connection with the Company’s agreement with Kate Spade and Company (formerly Fifth & Pacific Companies, Inc. and formerly Liz Claiborne, Inc.) (“KSC”) (the “LCNY Agreement”), KSC is required to pay the Company royalties based primarily on a percentage of royalties KSC receives from QVC under a separate license agreement between KSC and QVC. Revenues from the LCNY Agreement totaled $1.57 million and $1.71 million for the Current Year and the Prior Year, respectively, representing 12% and 13% of the Company’s total revenues, respectively. As of December 31, 2013 and December 31, 2012, the Company had a receivable from KSC in the amount of $0.61 million and $0.70 million, respectively, representing 18% and 20% of the Company’s receivables, respectively.

5.  Debt

The Company’s net carrying amount of debt is comprised of the following:

	December 31,
	2013	2012
Term Note	$13,000,000	$12,579,000
Seller Note	5,045,000	6,306,000
Contingent obligation – due to seller	6,681,000	11,466,000
Other long term liabilities	57,000	45,000
Total	24,783,000	30,396,000
Current portion	565,000	1,350,000
Total long term debt	$24,218,000	$29,046,000

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

New Term Loan

On August 1, 2013, the Company extinguished the Old Loan with proceeds from a new $13.0 million, 5-year term loan with Bank of Hapoalim B.M. (“BHI”) (the “New Loan”). The New Loan is secured by all of the assets of IM Brands and the Company’s membership interest in IM Brands and bears interest at an annual fixed rate of 4.44% payable quarterly in arrears each calendar quarter. Scheduled principal payments are as follows:

Date of Payment	Amount of Principal Payment

October 1, 2014, January 1, 2015, April 1, 2015 and July 1, 2015	$250,000

October 1, 2015, January 1, 2016, April 1, 2016 and July 1, 2016	$625,000

October 1, 2016, January 1, 2017, April 1, 2017 and July 1, 2017	$750,000

October 1, 2017, January 1, 2018 and April 1, 2018	$875,000

July 1, 2018	$3,875,000

In addition, the Company is required to prepay the outstanding amount of the New Loan from excess cash flow (“Cash Flow Recapture”) for each fiscal year commencing with the year ending December 31, 2014 in arrears in an amount equal to twenty percent (20%) of such Cash Flow Recapture. Cash Flow Recapture for any fiscal period is defined as, cash provided by operating activities for such period less (a) capital expenditures not made through the incurrence of indebtedness less (b) all interest and principal (including indebtedness owed for the New Loan) paid or payable during such period less (c) all income tax payments made during such period.

On August 1, 2013, the extinguishment of the Old Loan resulted in an approximate loss on extinguishment of debt of $1,351,000, consisting of $381,000 of unamortized deferred costs, $781,000 from acceleration of the loan discount, and $189,000 for prepayment fees and expenses of the Old Loan. The prepayment fee was equal to 1.5% of the outstanding balance of the Old Loan immediately before the extinguishment.

Financial Covenants. The Company is required to maintain minimum fixed charge ratio and liquidity covenants, a maximum leverage ratio covenant and other non-monetary covenants, including reporting requirements and trademark preservation in accordance with the terms and conditions of the New Loan. As of December 31, 2013, the Company and IM Brands were in full compliance with all of the covenants under the New Loan.

Seller Note

On the Closing Date, the Company delivered to IM Ready-Made, LLC (“IM Ready”) a promissory note (the “Seller Note”) in the principal amount of $7,377,000.  The stated interest rate of the Seller Note is 0.25%.  Management has determined that this rate was below the Company’s expected borrowing rate, which was 9.25% on the Closing Date.   Therefore, the Company has discounted the Seller Note by $1,740,000 using a 9.0%, imputed annual interest rate, resulting in an initial value of $5,637,000.  In addition, the Company pre-paid $123,000 of interest on the Seller Note on the Closing Date.  The discount is amortized into (increases) the basis of the Seller Note over the term of the Seller Note.

The Seller Note was initially scheduled to mature on September 29, 2014 (the “Maturity Date”) subject to extension as described below (the date to which the maturity date of the Seller Note is extended is referred to as the “Subsequent Maturity Date”).  We have the right to pay the Seller Note at the Maturity Date in cash or, subject to the following conditions, in shares of Common Stock.  If we elect to repay the outstanding principal amount of the Seller Note on the Maturity Date by issuing shares of Common Stock, the number of shares issuable will be obtained by dividing the principal amount of the Seller Note then outstanding by the greater of (i) the fair market value of the Common Stock on the Maturity Date and (ii) $4.50 subject to certain adjustments; provided, however, that if the fair market value of the Common Stock is less than $4.50 as adjusted, IM Ready will have the option to extend the maturity of the Seller Note to the Subsequent Maturity Date. If the maturity date of the Seller Note is so extended, IM Ready will have the option to convert the Seller Note into Common Shares based on the greater of (i) the fair market value of the Common Stock on the Subsequent Maturity Date and (ii) $4.50, subject to certain adjustments. If the maturity date of the Seller Note is extended, we will also have the option to repay the outstanding principal amount of the Seller Note on the Subsequent Maturity Date in cash or by issuing the number of shares of Common Stock obtained by dividing the principal amount of the Note outstanding on the Subsequent Maturity Date by the fair market value of the Common Stock on the Subsequent Maturity Date.  In addition, at any time the Seller Note is outstanding, we have the right to convert the Note, in whole or in part, into the number of shares of Common Stock obtained by dividing the principal amount to be converted by the fair market value of the Common Stock at the time of the conversion, so long as the fair market value of our Common Stock is at least $4.50.

On December 24, 2013, the Seller Note was amended (1) revising the Maturity Date to September 30, 2016 (the “Amended Maturity Date”), (2) revising the Subsequent Maturity Date to September 30, 2018 (the “Amended Subsequent Maturity Date”), (3) providing the Company with a prepayment right with its Common Stock, subject to remitting in cash the required cash payments set forth below and a minimum Common Stock price of $4.50 per share and (4) requiring interim scheduled payments. Scheduled principal payments (including amortization of imputed interest) are as follows:

Payment Date	Payment Amount	Amount Payable in Cash (i)	Amount Payable in Cash with Restrictions (ii)	Amount Payable in Stock (iii)
December 24, 2013	$1,500,000	$1,500,000	$-	-
January 31, 2015	$750,000	$500,000	$250,000	250,000
January 31, 2016	$750,000	$-	$750,000	750,000
September 30, 2016	$4,377,432	$-	$-	4,377,432

(i)	$1,500,000 was paid prior to December 31, 2013.

(ii)	Amounts payable in cash with restrictions are subject to BHI approving the cash payment. If BHI does not approve the cash payment, the amount shall be payable in shares of Common Stock subject to the provisions described above.
(iii)	This includes the last payment on the Amended Maturity Date and may include amounts payable in cash with restrictions whereby BHI provides approval and the amount would be paid with the Company’s Common Stock. Amounts payable with the Company’s Common Stock shall be subject to the provisions described above.

The stated interest rate of the Seller Note remains at 0.25%.  Management has determined that the Company’s expected borrowing rate as of the date of the amendment was 6.44%.  Based on the revised payment schedule and the change in the Company’s expected borrowing rate, the Company has increased the Seller note discount by $337,000, and accordingly reduced the carrying value of the Seller Note. Management has determined that the amendment to the Seller Note was in conjunction with an amendment to the contingent obligation to IM Ready (the “Earn-out Obligation”) and the reduction to the carrying value of the Seller Note was recorded as part of the gain on reduction of contingent obligations in the Company’s December 31, 2013 consolidated statement of operations.

For the Current Year and the Prior Year, the Company incurred interest expense of $617,000 and $579,000, respectively, which includes amortization of the Seller Note discounted balance of $576,000 and $541,000, respectively. The Seller Note balance, net of discount, at December 31, 2013 and December 31, 2012 was $5,045,000 and $6,306,000, respectively.

Contingent Obligations

Earn-out obligation

The Earn-Out Obligation allows IM Ready to earn additional shares of Common Stock with a value of up to $7,500,000 (the “Earn-Out Value”) for the 12-month period ending September 30, 2015, with the number of shares to be issued based upon the greater of (i) $4.50 per share and (ii) the average stock price for the last twenty days in such period, and with such earn-out payment contingent upon the Isaac Mizrahi Business achieving the net royalty income target set forth below.  IM Ready was eligible to earn additional shares of Common Stock for the fiscal year ended September 30, 2013 and 2012, but did not meet the minimum net royalty income target. In addition, on December 24, 2013, the Company and IM Ready amended the terms of the Earn-Out Obligation and eliminated the additional consideration for the fiscal year ending September 30, 2014 and the Company agreed to make a one-time cash payment of $315,000 to IM Ready, which was made in March 2014. The Earn-Out Obligation is recorded as $3.6 million and $8.7 million as long-term debt at December 31, 2013 and December 31, 2012, respectively and $0.3 million as a current liability, on the Company’s consolidated balance sheets. The $5.1 million and $6.3 million reduction was recorded as a gain on reduction of contingent obligations in the Company’s December 31, 2013 and 2012 consolidated statement of operations, respectively. The reduction in the Earn-Out Obligation for the Current Year was based on (1) the amendment eliminating any earn-out for fiscal year ending September 30, 2014 and (2) a revision of the timing of projected future net royalty income related to the Isaac Mizrahi brand, therefore reducing the probability of achieving the corresponding royalty target within the Earn-Out period. The reduction in the Earn-Out Obligation for the Prior Year was based on a revision of the timing of projected future net royalty income within the earn-out period related to the Isaac Mizrahi brand, therefore diminishing the probability of achieving the corresponding royalty targets. Any future change in the Earn-Out Obligation will result in an expense or income in the period in which it is determined fair market value of the carrying value has changed.  The royalty targets and percentage of the potential earn-out value are as follows:

ROYALTY TARGET PERIOD	ROYALTY TARGET	EARN-OUT VALUE

Royalty Target Period (October 1, 2014 to September 30, 2015)	$24,000,000	$7,500,000

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

QVC Earn-Out

The QVC Earn-Out payment requires the Company to pay IM Ready $2.8 million, payable in cash or Common Stock, at the Company’s option, contingent upon the IM Brands receiving aggregate net royalty income of at least $2.5 million from QVC in the twelve-month period ending September 30, 2015 with such stock based upon the greater of (x) $4.50 per share, and (y) the average stock price for the last twenty days prior to the time of such issuance (the “QVC Earn-Out’). The current term of the QVC Agreement, as amended, runs through September 30, 2020.  Management has determined that it is probable that the $2.5 million in net royalty income from QVC will be met. In accordance with ASC Topic 480 "Distinguishing Liabilities from Equity", the QVC Earn-Out obligation is treated as a liability in the accompanying consolidated balance sheets because of the variable number of shares payable under the agreement. Management will assess no less frequently than each reporting period the status of this contingent obligation.  Any change in the expected obligation will result in an expense or income in the period in which it is determined fair market value has changed.

As of December 31, 2013, the Earn-Out Obligation is $3.9 million and the QVC Earn-Out is $2.8 million, which combined is equal to $6.7 million and represents the total contingent obligation to IM Ready. The total contingent obligation to IM Ready as of December 31, 2012 was $11.5 million.

6.  Stockholders’ Equity

Private Offering of Equity Securities

On June 5, 2013 in a private offering to affiliates of an existing shareholder and a director of the Company, which are accredited investors, the Company issued and sold an aggregate of 1,428,573 shares of its Common Stock and Warrants to purchase an aggregate of 312,500 shares of the Company’s Common Stock for aggregate gross proceeds of $5,000,000 (the “Offering”). The Warrants are exercisable at a price of $5.00 per share, at any time on or prior to June 5, 2018.

We concluded that there is a discounted component to the Offering as compared to the then market value of our Common Stock, primarily due to the limited liquidity in our shares. Based on the Company’s analysis, the Company concluded that such discount was 10% and therefore grossed up the offering price based on the discount, resulting in a fair value of $3.86 per common share.

The fair value for the Warrants was estimated $.12 for each warrant to purchase one share of Common Stock using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected Volatility (i)	22.5%
Expected Dividend Yield	0%
Expected Life Term (ii)	2.5
Risk-Free Interest Rate	0.39%

(i)	Due to the Company’s limited trading activity, the Company used the average volatility of similar companies in its industry.
(ii)	Due to the Company’s limited history, the expected life of options was calculated using the ‘simplified method’ in accordance with Staff Accounting Bulletin (“SAB”) Topic 14.02 in accordance with SAB No. 110.

The proceeds of the Offering were accounted for as the par value of the Common Stock ($.001 per share) issued and the balance ($3.499 per share) as additional paid in-capital, inclusive of the value of the Warrants.

2011 Equity Incentive Plan

The Company’s 2011 Equity Incentive Plan, as amended and restated (the “Plan”) is designed and utilized to enable the Company to offer its employees, officers, directors, consultants and others whose past, present and/or potential contributions to the Company have been, are or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company. A total of 5,000,000 shares of Common Stock are eligible for issuance under the Plan. The Plan provides for the grant of any or all of the following types of awards: stock options, restricted stock, deferred stock, stock appreciation rights and other stock-based awards. The Plan will be administered by the Company’s board of directors (the “Board”), or, at the Board's discretion, a committee of the Board.

On April 17, 2012, the Company issued to management an aggregate of 1,150,000 shares of restricted stock. The vesting date of 1,075,000 shares of restricted stock was November 15, 2013, provided, however, that each such grantee has the right to extend the vesting date by six-month increments in his or her sole discretion, prior to the date the restrictions would lapse. The vesting date of 37,500 shares of restricted stock was May 15, 2013, provided however, the grantee has the right to extend the vesting date by six-month increments in his sole discretion, prior to the date the restrictions would lapse. The vesting date of 37,500 shares of restricted stock is May 15, 2014, provided however, the executive has the right to extend the vesting date by six-month increments in his sole discretion, prior to the date the restrictions would lapse. As of December 31, 2013, restrictions on 827,776 shares have lapsed and 322,224 restricted shares are scheduled to vest on May 15, 2014. The Company repurchased 153,896 and 218,163 shares of restricted stock upon vesting of restricted stock in satisfying the grantees’ tax withholding obligation on November 15, 2013 and November 15, 2012, respectively, at a price of $3.86 and $3.00 per share, respectively.

On May 1, 2012, the Company granted options to purchase an aggregate of 105,500 shares of Common Stock to non-executive employees of the Company. The exercise price per share of the options is $3.00 per share, and 50% of the options will vest on each of the first and second anniversaries of the grant date. Of these awards, 1,500 and 26,750 options were forfeited in 2013 and 2012, respectively, and reverted to, and are eligible for re-grant under the Plan. As of December 31, 2013, no vested shares have been exercised.

On June 1, 2012, the Company issued to non-management directors 138,335 shares of restricted stock. The vesting date of 138,335 shares of restricted stock was December 1, 2013, provided, however, that each such grantee has the right to extend the vesting date by six-month increments in his sole discretion, prior to the date the restrictions would lapse. As of December 31, 2013, restrictions on 88,863 shares have lapsed and 49,472 restricted shares are scheduled to vest on June 1, 2014. The Company repurchased 7,272 and 18,870 shares of restricted stock upon vesting of restricted stock in satisfying the grantees’ tax withholding obligation on December 1, 2013 and December 1, 2012, respectively, at a price of $3.86 and $3.00 per share, respectively.

On June 1, 2012, the Company issued to management 256,608 shares of restricted stock. The vesting date of 256,608 shares of restricted stock is June 1, 2014, provided, however, that each such grantee has the right to extend the vesting date by six-month increments in his sole discretion, prior to the date the restrictions would lapse.

On April 1, 2013, the Company issued to management and employees 1,270,000 shares of restricted stock. The vesting date of 1,075,000 shares of restricted stock is March 31, 2014, provided, however, that each such grantee has the right to extend the vesting date by six-month increments in his sole discretion, prior to the date the restrictions would lapse. The remaining 195,000 shares of restricted stock will vest evenly over two years, whereby 50% shall vest on March 31, 2014 and 50% shall vest on March 31, 2015. Notwithstanding the foregoing, each grantee may extend the first anniversary of all or a portion of the restricted shares by six months and, thereafter one or more times may further extend such date with respect to all or a portion of the restricted shares until the next following September 30th or March 31st, as the case may be, by providing written notice of such election to extend such date with respect to all or a portion of the restricted shares prior to such date.

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

On May 1, 2013, the Company issued to non-executive employees 29,750 shares of restricted stock. The shares of restricted stock will vest evenly over two years, whereby 50% shall vest on April 30, 2014 and 50% shall vest on April 30, 2015.

Stock Options and Warrants

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

The fair value for these options and Warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Expected Volatility (i)	21-22%	39-40%
Expected Dividend Yield	0%	0%
Expected Life (Term) (ii)	1-3 years	4-5 years
Risk-Free Interest Rate	0.21 – 0.39%	0.70% - 0.80%

(i)	Due to the Company’s limited trading activity, the Company used the average volatility of companies in its industry.
(ii)	Due to the Company’s limited history, the expected life of options was calculated using the ‘simplified method’ in accordance SAB Topic 14.02 in accordance with SAB No. 110.

Stock Options

The options that the Company granted under the Plan expire at various times, either five, seven or ten years from the date of grant, depending on the particular grant.

Summary of the Company’s stock options for the years ended December 31, 2013 and 2012 are as follows:

		Weighted-Average
	Options	Exercise Price
Outstanding at January 1, 2012	267,125	$5.00
Granted	105,500	3.00
Canceled	-	-
Exercised	-	-
Expired/Forfeited	(27,625)	(3.06)
Outstanding at December 31, 2012	345,000	4.54
Granted	-	-
Canceled	-	-
Exercised	-	-
Expired/Forfeited	(1,875)	(3.40)
Outstanding and expected to vest at December 31, 2013	343,125	$4.55
Exercisable at December 31, 2013	304,500	$4.75

The preceding table does not include options to purchase 576 shares of Common Stock for $728 per share issued under the Company’s former equity plan. The Company does not expect to issue any equity awards under this plan.

The weighted average grant date fair value per share of options granted during the year ended December 31, 2012 was $0.99.

The weighted average contractual term (in years) of options outstanding as of December 31, 2013 and 2012, were 3.60 and 4.61 respectively. The weighted average contractual term (in years) of options exercisable as of December 31, 2013 and 2012, were 3.08 and 4.03 respectively.

The aggregate intrinsic value is calculated as the difference between the market price of the Company’s Common Stock as of December 31, 2013 and the exercise price of the underlying options. At December 31, 2013 and 2012, the aggregate intrinsic value of options outstanding was zero.  In addition, at December 31, 2013 and 2012, the aggregate intrinsic value of options exercisable was zero.  There were no unamortized stock options as of December 31, 2013. There were no options exercised for the year ended December 31, 2013 and 2012.

Compensation expense related to stock option grants for the year ended December 31, 2013 and 2012 was $69,000 and $65,000, respectively.   An additional $13,000 is expected to be expensed through April 30, 2014.

Warrants

A summary of the Company’s Warrants for the years ended December 31, 2013 and 2012 is as follows:

		Weighted-Average
	Warrants	Exercise Price
Outstanding at January 1, 2012	1,219,543	$1.95
Granted	75,000	5.50
Canceled	-	-
Exercised	(162,500)	(0.01)
Expired/Forfeited	-	-
Outstanding at December 31, 2012	1,132,043	2.47
Granted	337,500	5.00
Canceled	-	-
Exercised	-	-
Expired/Forfeited	-	-
Outstanding at December 31, 2013	1,469,543	$3.05
Exercisable at December 31, 2013	1,457,043	$3.03

Compensation expense related to Warrants grants for the years ended December 31, 2013 and 2012 was $33,000 and $44,000, respectively.

The Company values other Warrants issued to non-employees at the commitment date at the fair market value of the instruments issued, a measure which is more readily available than the fair market value of services rendered, using the Black-Scholes model. The fair market value of the instruments issued is expensed over the vesting period.

On January 23, 2012, we issued to a licensee Warrants to purchase 75,000 shares of Common Stock with an exercise price of $5.50 per share and a term of 5-years. Compensation expense related to Warrants in connection with the licensing agreement is amortized over the 5-year initial term of the license agreement and is recorded as a discount to licensing revenues. The stock-based licensing revenue discount for each of the years ended December 31, 2013 and 2012 was $5,000.   An additional amount of $13,000 is expected to be amortized over a period of 33 months from January 1, 2014 through September 30, 2016.

On June 5, 2013, in connection with the Offering we issued Warrants to purchase 312,500 shares of Common Stock with an exercise price of $5.00 per share and a term of 5-years.

On October 4, 2013, we issued to Adam Dweck (“AD”), who is an Executive Vice President of Earthbound, LLC (“Earthbound”) and the son of Jack Dweck, who is a principal of Earthbound and is on the Company’s board of directors, Warrants to purchase 25,000 shares of Common Stock at an exercise price of $5.00 per share. The Warrants were in connection with performance targets under a licensing agent agreement with AD (See Note 11, Related party Transactions). These Warrants expire on August 2, 2016. On October 4, 2013, 12,500 Warrants vested and 12,500 vest upon achieving the second performance target. (See Note 11, Related Party Transactions)

Restricted Stock

Compensation cost for restricted stock is measured using the fair value of the Company’s Common Stock at the date of the grant. The compensation cost, net of projected forfeitures, is recognized over the period between the grant date and the date any restrictions lapse, with compensation cost for grants with a graded vesting schedule recognized using the treasury method. The restrictions do not affect voting and dividend rights.

A summary of the Company’s restricted stock for the year ended December 31, 2013 and 2012 is as follows:

	Restricted Shares	Weighted- Average Grant Date Fair value
Outstanding at January 1, 2012	17,125	$3.34
Granted	1,544,943	3.00
Canceled	-	-
Vested	(596,586)	3.00
Expired/Forfeited	(875)	3.34
Outstanding at December 31, 2012	964,607	3.00
Granted	1,399,750	3.86
Canceled	-	-
Vested	(336,178)	3.01
Expired/Forfeited	(1,625)	3.82
Outstanding at December 31, 2013	2,026,554	$3.59

Compensation expense related to restricted stock grants for the years ended December 31, 2013 and 2012 was $4,741,000 and $4,514,000, respectively.  An additional $826,000 is expected to be expensed through April 30, 2015.

The following table provides information with respect to purchases by the Company of restricted stock during the Current Year and Prior Year.

Date	Total Number of Shares Purchased (a)	Average Price Paid per Share	Number of Shares Purchased as Part of Publically Announced Plan	Fair value of re-purchased shares
November 15, 2012	218,163	$3.00	-	$654,000
December 1, 2012	18,870	3.00	-	56,000
Total 2012	237,033			$710,000

November 15, 2013	153,896	$3.86	-	$594,000
December 1, 2013	7,272	3.86	-	28,000
Total 2013	161,168		-	$622,000

(a)	All of the shares of restricted stock in the proceeding table were originally granted to employees and directors as restricted stock pursuant to the Company’s Plan. The shares reflected above were relinquished by employees and directors in exchange for the Company’s agreement to pay federal and state and local withholding obligations on behalf of such employees and directors on the vesting of restricted stock.

Shares Available Under the Company’s 2011 Equity Incentive Plan

At December 31, 2013 there were 2,095,758 common shares available for issuance under the Plan.

Shares Reserved for Issuance

At December 31, 2013 there were 3,909,002 common shares reserved for issuance pursuant to unexercised Warrants and stock options, and availability for issuance under the Plan.

Dividends

The Company has not paid any dividends to date.

7. Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of restricted stock-based awards and common shares issuable upon exercise of stock options and Warrants using the treasury stock method. The difference between basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and Warrants outstanding were exercised and have been converted into Common Stock.

For the Current Year, 265,875 shares issuable upon exercise of options and 886,050 shares issuable upon exercise of Warrants were excluded from the calculation of earnings per share because they were anti-dilutive. For the Prior Year, 345,000 shares issuable upon exercise of options and 548,550 shares issuable upon exercise of Warrants were excluded from the calculation of earnings per share because they were anti-dilutive.

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Basic	9,193,101	6,936,452
Effect of exercise of options and Warrants	598,392	641,109
Diluted	9,791,493	7,577,561

8. Commitments and Contingencies

Leases

The Company leases office space and retail store space under operating lease agreements that expire at various dates through March 31, 2016. The majority of the lease obligations are related to the Company’s main headquarters located in New York City, which lease expires February 2016. Future minimum lease payments under the terms of these noncancelable operating lease agreements are as follows:

Lease Payments
Year ending December 31, 2014	$721,000
Year ending December 31, 2015	751,000
Year ending December 31, 2016	119,000
Total future noncancelable minimum lease payments	$1,591,000

The corporate headquarters’ lease requires the Company to pay additional rents by virtue of increases in the base taxes and other costs on the property. In addition, retail store operating leases provide for additional bonus rent based on a percentage of annual retail sales in excess of targeted levels. Additional rents have not been material. Total rent expense was $708,000 and $619,000 for the years ended December 31, 2013 and 2012, respectively.

The Company has contracts with certain executives and key employees. The future minimum payments under these contracts are:

Employment Contract Payments
Year ending December 31, 2014	$2,472,000
Year ending December 31, 2015	1,128,000
Year ending December 31, 2016	834,000
Total future minimum employment contract payments	$4,434,000

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

The income tax provision (benefit) for Federal and state and local income taxes in the consolidated statements of operations consists of the following:

	Year Ended December 31,
	2013	2012
Current:
Federal	$(110,000)	$109,000
State and local	(33,000)	53,000
Total current	(143,000)	162,000

Deferred:
Federal	(1,173,000)	(754,000)
State and local	(86,000)	(174,000)
Total deferred	(1,259,000)	(928,000)
Total provision (benefit)	$(1,402,000)	$(766,000)

The reconciliation of income tax computed at the Federal and state statutory rate to the Company’s income before taxes are as follows:

	Year Ended December 31,
	2013	2012
U.S. statutory federal rate	34.0%	34.0%
State and local, net of federal tax	(66.4)%	6.3%
Gain on reduction of contingent obligation	(1,251.5)%	(72.5)%
Excess compensation deduction	112.5%	-%
Deferred tax adjustment	96.5%	6.7%
Other permanent differences	(2.8)%	3.6%
Income tax provision (benefit)	(1,077.7)%	(21.9)%

The significant components of net deferred tax liabilities of the Company consist of the following:

	December 31, 2013	December 31, 2012
Deferred tax assets
Federal state and local net operating loss carryforwards	$70,000	$-
Property and equipment	117,000	34,000
Stock-based compensation	2,738,000	1,439,000
Accrued compensation and other accrued expenses	280,000	91,000
Allowance for doubtful accounts	16,000	10,000
Royalty advances	156,000	222,000
Other	18,000	-
Total deferred tax assets	$3,395,000	$1,796,000

Deferred tax liabilities
Basis difference arising from discounted note payable	(339,000)	(602,000)
Basis difference arising from intangible assets of acquisition	(11,974,000)	(11,371,000)
Total deferred tax liabilities	(12,313,000)	(11,973,000)
Net deferred tax liabilities	$(8,918,000)	$(10,177,000)

	December 31, 2013	December 31, 2012
Net current deferred tax asset	$49,000	$101,000
Net non-current deferred tax liabilities	(8,967,000)	(10,278,000)
Net deferred tax liabilities	$(8,918,000)	$(10,177,000)

The Company has available at December 31, 2013 and December 31, 2012, approximately $207,000 and $0, respectively, of unused U.S. Federal and state and local net operating loss carryforwards that may be applied against future taxable income.

During the Current Year, the Company recorded a $5.1 million gain on the reduction of contingent obligations related to the acquisition of IM Ready. This gain is not subject to U.S. Federal income tax (See Note 5, Debt).

As of December 31, 2013 and 2012, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its consolidated financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its consolidated financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

10.	Segment Information

Since the Company opened its first retail store in June 2013, it operates in two segments - (1) Design and Licensing, and (2) Retail, which are based on its business activities and organization. The operating segments are segments of the Company for which separate discrete financial information is available and for which operating results are evaluated regularly by the chief operating decision makers, made up of the Company’s executive management team, in deciding how to allocate resources, as well as in assessing performance. The primary key performance indicators are net sales or revenue (in the case of licensing and design fees) and operating income for each segment. The design and licensing segment includes royalties earned on licensed products and use of the Company’s trademarks, and rights granted to third parties for the right to sell the Company’s products and related design and other service fees. The retail segment represents sales of Isaac Mizrahi New York branded products through its retail store. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. Corporate overhead expenses are allocated to the segments based upon specific usage or other allocation methods.

The following table presents the key performance information of the Company’s reportable segments:

	Year Ended December 31,
	2013	2012
Revenue:
Net licensing revenue	$11,546,000	$10,432,000
Design and service fee income	1,619,000	2,271,000
Design and licensing revenues	13,165,000	12,703,000
Retail sales	203,000	-
Total revenues	$13,368,000	$12,703,000

Operating income (loss):
Design and licensing	$2,195,000	$5,693,000
Retail	(339,000)	-
Total operating income	$1,856,000	$5,693,000

	December 31,
Long Lived Assets	2013	2012
Trademarks and other intangibles, net :
Design and licensing	$45,308,000	$45,835,000
Retail	-	-
Total Trademarks and other intangibles, net	$45,308,000	$45,835,000

Property and equipment :
Design and licensing	$939,000	$1,113,000
Retail	214,000	-
Total property and equipment	$1,153,000	$1,113,000

	December 31,
	2013	2012
Depreciation and amortization :
Design and licensing	$873,000	$856,000
Retail	20,000	-
Total depreciation and amortization	$893,000	$856,000

11. Related Party Transactions

Todd Slater

On September 29, 2011, the Company entered into an agreement which was amended on October 4, 2011, with Todd Slater, who was appointed as a director of the Company commencing on October 17, 2011, for services related to the Company’s licensing strategy and introduction of potential licensees. During the term of the agreement or during the year following the expiration of the term of the agreement, if the Company enters into a license or distribution agreement with a licensee introduced by Mr. Slater, Mr. Slater was entitled to receive a commission equal to fifteen percent (15%) of all net royalties received by the Company during the first term of such agreement, payable within thirty days of receipt of the net royalties.

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

The Company incurred direct licensing costs with Mr. Slater from amortization of the one-time payment stated above and fees paid for the Current Year and the Prior Year of $46,000 and $31,000, respectively.

On June 5, 2013, the Company paid Threadstone Advisors, LLC (“Threadstone”) a fee of $280,000 for the placement of $4,000,000 of proceeds from the Offering (See Note 6, Stockholders’ Equity). This placement fee was recorded as a reduction in paid-in capital and reflected in the stockholders’ equity section of the consolidated balance sheet. Mr. Slater is an officer and a 5% owner of Threadstone.

Licensing Agent Agreement

On August 2, 2011, the Company entered into a licensing agent agreement with AD, pursuant to which he is entitled to a five percent (5%) commission on any royalties we receive under any new license agreements that he procures for us during the initial term of such license agreements.

We are also obligated to grant to AD Warrants to purchase 12,500 shares of Common Stock at an exercise price of $5.00 per share, subject to AD generating $0.5 million of accumulated royalties and additional Warrants to purchase 12,500 shares of Common Stock at an exercise price of $5.00 per share, subject to AD generating $1.0 million of accumulated royalties. These Warrants expire on August 2, 2016. As of December 31, 2013, AD has reached the first milestone of $0.5 million sourced royalties and the Company deems it likely that AD will reach the second milestone of $1.0 million of AD sourced royalties by August 2, 2016. On October 4, 2013 the Company issued Warrants to AD to purchase 25,000 shares of Common Stock of which 12,500 vest immediately and 12,500 vest upon achieving the second milestone. The fair value of these Warrants was estimated at $2,500 on the grant date using the Black-Scholes option pricing method, of which half has been recorded as a royalty commission expense in the Current Year and is recorded as a reduction of net licensing revenues on the consolidated statements of operations. The balance of the Warrants will be expensed evenly over the next 15 months, the period when the second milestone is estimated to occur. Additionally, AD shall be entitled to receive Warrants to purchase an additional 25,000 shares of Common Stock priced at the fair market value at the time of issuance, subject to AD generating $2.0 million of accumulated royalties. These Warrants also all expire on August 2, 2016.

The Company incurred direct licensing costs with AD of $20,000 and $13,000 for the Current Year and the Prior Year, respectively.

Jones Texas, Inc.

Edward Jones, III, a principal shareholder and chief executive officer of Jones Texas, Inc. (“JT”) is a member of the Company’s board of directors. The Company and JT entered into a consulting agreement on March 28, 2012, whereby JT shall pursue and introduce licensing opportunities for the Company. JT procured a license for the Company during 2012, which the Company agreed to remit 15% of the license revenues for the initial term of the license. JT earned $0 and $3,000 in fees for the Current Year and the Prior Year, respectively.

Earthbound, LLC

As part of the consideration for the acquisition of the Isaac Mizrahi Business, the Company assumed a $1.5 million non-interest obligation owed to Earthbound, payable over five years commencing on September 29, 2011. Jack Dweck is a principal owner of Earthbound. The Company recorded $94,000 of interest expense in the Prior Year. The Company extinguished this debt on November 21, 2012.

IM Ready-Made, LLC

The Company and IM Ready had balances owed between the companies relating to the transition of the Isaac Mizrahi Business and certain payments assigned to the Seller by QVC under the QVC Agreement. As of December 31, 2013, the Company owed IM Ready $459,000 and as of December 31, 2012 IM Ready owed the Company $217,000. The Company did not earn any revenue or incur any expenses with IM Ready since the Closing Date.

Mark DiSanto

On June 5, 2013, Mark X. DiSanto Investment Trust (the “DiSanto Trust”) purchased 285,715 shares of its Common Stock and Warrants to purchase an aggregate of 62,500 of the Company’s Common Stock for aggregate gross proceeds of $1 million through the Offering (See Note 6, Stockholders’ Equity). Mark DiSanto, a director of the Company, is the trustee and has sole voting and dispositive power for the DiSanto Trust.

Executive Officer

In April 2013, the Company purchased $2,300 in used equipment from our Chief Executive Officer to be utilized at our New York City location.  The purchase price was at the estimated fair market value of the equipment.

12.	Subsequent Events

Acquisition of the Judith Ripka Trademarks

On April 3, 2014, JR Licensing, LLC, a wholly-owned subsidiary of Xcel (“JR Licensing”) entered into an asset purchase agreement dated April 1, 2014 (the “Purchase Agreement”) with Judith Ripka Berk (“Ms. Ripka”), an individual, and certain companies owned by Ms. Ripka including Judith Ripka Creations (collectively “Ripka”), pursuant to which JR Licensing purchased from Ripka certain assets, including the Judith Ripka and Judith Ripka Sterling trademarks and other intellectual property rights (the “Ripka Brand”). On the closing date of the acquisition, the Company paid Ripka $12.0 million in cash, $6.0 million through the issuance of interest free notes payable (the “Ripka Notes”), and 571,429 shares of the Company’s stock. The Ripka Notes have a term of five years from the date of issuance, are payable in cash or shares of Xcel Common Stock valued at the time of payment, at the Company’s option, and with a floor price of $7.00 per share if paid in stock, with Ripka having certain rights to extend the maturity of the Ripka Notes in the event the Company’s stock is trading at a price of less than $7.00 per share. The Company is obligated to pay Ripka an additional $1.0 million on October 1, 2014 and an additional $1.2 million on April 1, 2015. In addition, the Company agreed to pay Ripka additional consideration of up to $5 million in aggregate (the “Ripka Earn-out”), payable in cash or shares of the Company’s Common Stock based on the fair market value of our Common Stock at the time of payment, and with a floor of $7.00 per share, based on the Ripka Brand achieving in excess of $1 million of net royalty income during each of the 12-month periods beginning on October 1, 2015 and ending on October 1, 2018, less the sum of all earn out payments for any prior earn-out period. Net royalty income shall not include any revenues generated by direct-response television sales or any revenue accelerated as a result of termination.

Concurrent with the acquisition of the Ripka Brand, the Company entered into (i) a license agreement with QVC, Inc. that provides for a royalty to be paid to the Company by QVC based on net sales of products under the Ripka Brand (the “JR/QVC Agreement”), and (ii) a license with an affiliate of Ripka that will design, source, market, and promote products under the Ripka Brand to wholesale accounts, through an e-commerce site which Xcel will operate, and through Ripka owned retail stores (the “Wholesale Business”). The license with the Wholesale Business will provide for a royalty payable to the Company based on its wholesale sale of products under the Ripka Brand. The Company issued to QVC a Warrant (the “QVC Warrant”) to purchase a number of shares of our Common Stock equal to (i) 4.75% of the number of shares of common stock of Xcel issued and outstanding on the date the QVC Warrant becomes exercisable less (ii) 571,429 shares of our Common Stock (subject to adjustment in the event of a stock split, combination, or stock dividend). The QVC Warrant is exercisable at a price of $.001 per share and becomes exercisable only upon Judith Ripka becoming obligated to make a specified payment to QVC under the JR/QVC Agreement and remains exercisable until such obligation is satisfied in full.

Concurrent with the acquisition of the Ripka Assets, JR Licensing entered into a $9 million 5-year term loan with BHI (the “JR Loan”). The JR Loan is secured by all of the assets of JR Licensing and a guarantee from Xcel secured by a pledge of Xcel’s membership interest in JR Licensing and by a guarantee from IM Brands, secured by a pledge of all of IM Brands’ assets. The JR Loan bears interest at an annual variable rate of either, LIBOR plus 3.5% or Prime plus 0.50%, at JR Licensing’s option, payable, if the JR Loan is bearing interest based on LIBOR, on the last business day of the applicable interest period and, if the JR Loan is bearing interest based on Prime, quarterly in arrears on the first day of each calendar quarter. Scheduled quarterly principal payments are as follows:

Date of Payment	Amount of Principal Payment

April 1, 2015, July 1, 2015, October 1, 2015 and January 1, 2016	$375,000

April 1, 2016, July 1, 2016, October 1, 2016 and January 1, 2017	$625,000

April 1, 2017, July 1, 2017, October 1, 2017 and January 1, 2018	$750,000

April 1, 2018, July 1, 2018, October 1, 2018 and January 1, 2019	$500,000

In addition, JR Licensing shall prepay the outstanding amount of the JR Loan from excess cash flow (“Cash Flow Recapture”) for each fiscal year commencing with the year ending December 31, 2015 in arrears in an amount equal to fifty percent (50%) of such Cash Flow Recapture. Cash Flow Recapture shall mean for any fiscal period, cash provided by operating activities for such period less (a) capital expenditures not made through the incurrence of indebtedness less (b) all interest and principal (including indebtedness owed for the JR Loan) paid or payable during such period less (c) the portion of the holdback amount paid or payable pursuant to the Purchase Agreement during such period less (d) payments made during such period by JR Licensing to Xcel equal to the estimated tax liability of Xcel resulting from any taxable income (net of losses, including for prior years to the extent permitted to be deducted) of JR Licensing. JR Licensing also executed a guaranty of our outstanding $13 million loan with BHI, in favor of BHI, secured by a pledge of all of JR Licensing’s assets.

Financial Covenants. The Company is required to maintain;

•	minimum fixed charge ratio, of 1.20 to 1.00 for the periods ending on or prior to December 31, 2015 and not less than 1.10 to 1.00 for periods commencing on and after March 31, 2016;
•

minimum EBITDA (as defined in the BHI loan documents), not be less than $5,500,000 for the fiscal year ending December 31, 2014, not less than $7,500,000 for the fiscal year ending December 31, 2015, not less than $11,000,000 for the fiscal year ending on December 31, 2016 and not less than $12,000,000 for fiscal year ending December 31, 2017 and each fiscal year end thereafter;

•	$31 million minimum net worth;
•	$3 million minimum liquidity covenants;
•	and other non-monetary covenants, including reporting requirements and trademark preservation in accordance with the terms and conditions of the JR Loan.

In addition, JR Licensing is required to maintain minimum EBITDA of $3 million for the fiscal year ending December 31, 2014, not less than $4 million for the fiscal year ending December 31, 2015 and not less than $5 million for the fiscal year ending December 31, 2016 and each fiscal year end thereafter. EBITDA for JR licensing shall exclude allocated corporate overhead.

On April 1, 2014, the Company entered into a three-year employment agreement with Ms. Ripka such that she will serve as the Chief Design Officer of the Judith Ripka brand and perform duties and obligations under agreements with the Company’s licensees or any other third party pursuant to which Ms. Ripka has agreed to, and is obligated to, perform personal services. Thereafter, the agreement will renew automatically for one-year periods, unless either party gives written notice of intent to terminate at least 30 days prior to such termination. Ms. Ripka’s base salary is $750,000 per annum, and Ms. Ripka is entitled to other benefits including (a) non-accountable expenses of $114,000 per year, (b) $1,000 per month for rent for her Florida office, (c) the employment of a personal assistant, and (d) first class travel expenses.

Bonus. Ms. Ripka shall be eligible to receive an annual cash bonus (the “Bonus”) for each calendar year during the Term (or any partial fiscal year during the Term), equal to ten percent (10%) of the direct response television royalty income during such calendar year in excess of $6 million.

The Ripka Brand acquisition will be accounted for as an asset purchase.

New Loan Amendment

On April 3, 2014 and in conjunction with the Ripka Brand acquisition and entering into the JR Loan, the Company amended the New Loan. The amendments include:

•	Minimum EBITDA of IM Brands shall not be less than $6,000,000 for the fiscal year ending December 31, 2014, not less than $9,000,000 for the fiscal year ending December 31, 2015, not less than $11,000,000 for the fiscal year ending December 31, 2016 and not less than $12,500,000 for the fiscal year ending December 31, 2017 and each fiscal year end thereafter. EBITDA for IM Brands shall exclude allocated corporate overhead;
•	Minimum EBITDA of the Company shall not be less than $5,500,000 for the fiscal year ending December 31, 2014, not less than $7,500,000 for the fiscal year ending December 31, 2015, not less than $11,000,000 for the fiscal year ending on December 31, 2016 and not less than $12,000,000 for fiscal year ending December 31, 2017 and each fiscal year end thereafter;
•	Capital Expenditures of Guarantor and its Subsidiaries on a consolidated basis in any fiscal year shall not exceed $1,300,000;
•	$31 million minimum net worth;
•	$3 million minimum liquidity covenants;
•	on and after January 1 2015, IM Brands shall repay an amount equal to fifty percent (50%) of Cash Flow Recapture until such time as principal payments received by BHI for the New Loan and the JR Loan is equal to or greater than $1 million in the aggregate (other than a result of scheduled payments), then twenty percent (20%).

Restricted Stock Grant

On January 1, 2014, the Company issued to management and a key employee an aggregate of 825,000 shares of restricted stock. The vesting date of 550,000 shares of restricted stock is July 1, 2014, and the remaining 275,000 shall vest evenly over the periods ending September 30, 2014, 2015 and 2016, provided, however, that each such grantee has the right to extend the vesting dates by six-month increments in their sole discretion, prior to the date the restrictions would lapse.

The fair value of the restricted shares on the grant date is approximately $3.3 million, and the compensation expense will be recognized over the vesting periods without regard to extensions.

Executive Employment Amendment

Effective February 1, 2014, the Company entered into an employment agreement with Marisa Gardini (“Ms. Gardini”) superseding a three-year employment agreement with Ms. Gardini that was set to expire on September 29, 2014 (the “Previous Employment Agreement”). The term of employment and performance of services by Ms. Gardini under of this agreement may be terminated by either party upon thirty (30) day notice to the other party.  Ms. Gardini’s salary was $250,000, $250,000 and $500,000 per annum, respectively, in the first three successive 12-month periods following September 29, 2011, the effective date of the Previous Employment Agreement, however effective February 1, 2014, Ms. Gardini’s base salary shall be $18,000 per annum.  Ms. Gardini resigned as Executive Vice President of Strategic Planning and Marketing, but remains a director of the Company.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with the Company’s auditors which would require disclosure under Item 304(b) of Regulation S-K

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

Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15€ of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of December 31, 2013, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive and principal accounting officers to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during our most recent completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NAME	AGE	POSITION
Robert W. D’Loren	56	Chairman of the Board of Directors and Chief Executive Officer and President
James F. Haran	53	Chief Financial Officer and Assistant Secretary, and Principal Financial and Accounting Officer
Giuseppe “Joe” Falco	42	President and Chief Operating Officer of the Isaac Mizrahi Brand
Marisa Gardini (i)	46	Director
Seth Burroughs	34	Executive Vice President of Business Development and Treasury and Secretary
Jack Dweck	58	Director
Mark DiSanto	52	Director
Todd Slater	52	Director
Edward Jones, III	66	Director
Howard Liebman	71	Director

(i)	Ms. Gardini resigned as Executive Vice president of Strategic Planning and Marketing in February 2014. Ms. Gardini has remained employed by the Company in a lesser role.

Below are the biographies of each of our officers and directors as of December 31, 2013.

Robert W. D’Loren is our Chairman of the Board of Directors, Chief Executive Officer and President. Mr. D’Loren has been an entrepreneur and innovator for the past 40 years with a focus on consumer products, entertainment, finance and real estate. Today, he is the Chairman and Chief Executive Officer of Xcel Brands, which owns the Isaac Mizrahi brand and certain interest in Liz Claiborne New York. Formed by Mr. D’Loren, Xcel Brands is a leading Omni Channel consumer products company. He also holds an interest in IPX Capital, LLC a consumer products investment firm. Prior to forming Xcel Brands, Mr. D’Loren formed and was the President and CEO of NexCen Brands, a global consumer products and retail company with 1900 stores operating in 45 countries that included The Athlete’s Foot, The Shoe Box, Waverly Home, Bill Blass, Maggie Moo’s, Marble Slab Creamery, Pretzel Time, Pretzelmaker and Great American Cookie Company.

Mr. D’Loren’s visionary work among consumer products companies includes the recapitalization and restructure of Candies Shoes, Inc. into Iconix Brand Group and many other consumer products and entertainment companies. He pioneered unique structured financing techniques for intellectual property centric companies that earned critical acclaim for innovation and best in industry awards. Mr. D’Loren’s total career debt and equity investments in over 30 entertainment and consumer branded products companies exceeds $1 billion. His early entrepreneurship role began in 1985 as President and CEO of the D’Loren Organization, an investment and restructuring firm responsible for over $2 billion of transactions. Mr. D’Loren has also served as an asset manager for Fosterlane Management as well as a manager with Deloitte.

As an honoree, Mr. D’Loren has been lauded for his leadership and innovation across industries as well as for his work as a humanitarian. Mr. D’Loren has served on the Board of Directors for Iconix Brand Group, Longaberger Company, Business Loan Center and as a board advisor to The Athletes Foot and Bill Blass, Ltd. Among charities, he has served as Board Director for the Achilles Track Club International. Mr. D’Loren is a Certified Public Accountant and holds an M.S. from Columbia University and a B.S. from New York University.

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

Marisa Gardini was our Executive Vice President of Strategic Planning and Marketing until February 2014 and serves as a member of our board of directors.  Since 2006, Ms. Gardini has served as President and Chief Executive Officer of IM Ready. During this tenure, she has led all segments of the business including managing all media and public relations, licensing, design, and merchandising for Isaac Mizrahi, and has worked to help launch Isaac Mizrahi at Target, LC, and QVC. Ms. Gardini has a B.A. from Barnard College and a J.D. from Brooklyn Law, and currently serves on the board of trustees of Brearley School in New York City.

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

Jack Dweck is a member of our Board of Directors. From 1999 to the present, Mr. Dweck has served as the leader of sales, business development and global brand expansion initiatives for Earthbound, LLC. Earthbound is a full service brand management company. Prior to founding Earthbound in 1999, he served for 30 years as Executive Vice President and eventually Chief Executive Officer of Arrow Trading Company a manufacturing and import company which specialized in Hardlines and held several major licenses including Givenchy, Pierre Cardin, Coca-Cola, Hershey’s, English Leather, Burger King, and Anheuser Busch.  Since 1985, he has assisted in the creation of major consumer promotions for Fortune 500 companies such as American Express, Phillip Morris, Time-Warner, Estee Lauder, Calvin Klein, and Kraft-General Foods.

Mark DiSanto has served as a member of our board of directors since October 2011. From 1988 to the present, Mr. DiSanto has served as the Chief Executive Officer of Triple Crown Corporation a regional real estate development and investment company with commercial and residential development projects exceeding 1.5 million square feet. Mr. DiSanto received a degree in business administration from Villanova University’s College of Commerce and Finance, a Juris Doctorate from the University of Toledo College of Law and an MS degree from Columbia University.

Todd Slater has served as a member of our board of directors c since October 2011. Mr. Slater has a broad and distinguished background in the retail and branded consumer sectors Since 2011, Mr Slater has been a Managing Director at Threadstone Advisors, an investment bank and advisory company serving the branded  consumer and retail sectors. Prior to Threadstone, Mr. Slater was a Managing Director at Lazard Capital Markets, leading the retail and branded  consumer research teams from 1996-2011, where he won numerous industry awards, including the #1 “Best Analyst” ranking by Starmine and the Financial Times in Specialty Retail, and the #2 “Best On The Street” in the Clothing and Accessory sectors over a period of many years. Prior to joining Lazard, Mr. Slater headed the retail and consumer research team at UBS Securities from 1992-1996, where he was ranked by Institutional Investor as #1 “Up and Comer” in the Textile and Apparel space. During this period, Mr. Slater was President of the Textile and Apparel Analyst Group in NY from 1999-2002. Before becoming a top retail and consumer industry analyst, Mr. Slater began his career at Macy’s New York, where he started in the Executive Training Program, rising to senior executive positions in merchandising, buying, and store management from 1984-1992. Mr. Slater received a B.A. in French Literature from Tufts University, and also completed a year of studies at Science Po (Institute d’Etudes Politiques) in Paris, France.

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

Key Employees

Isaac Mizrahi is Chief Design Officer for IM Brands. As Chief Design Officer, he is responsible for design and design direction for all brands under his name. Mr Mizrahi founded the Isaac Mizrahi Brand in 1987 and has been the chief designer and the brand’s inspiration since its founding and he has been a leader in the fashion industry for almost 30 years. Since his first collection in 1987, Mizrahi's designs have come to stand for timeless, cosmopolitan, style. Mizrahi is the recipient of many accolades including four Council of Fashion Designers of America awards. He has had the distinct pleasure of dressing some of the most distinguished women in the world including Audrey Hepburn, Secretary of State Hilary Clinton, Oprah Winfrey, and First Lady Michelle Obama. Coveted by Hollywood's most stylish, his classic designs have been seen on the red carpet and are a favorite among celebrities such as: Sarah Jessica Parker, Julia Roberts, Rihanna, Mary- Kate and Ashley Olsen, and Meryl Streep. In 2012, IM Brands, LLC (“IM Brands”) launched the Isaac Mizrahi New York collection, available at better department stores nationwide. In December 2009, Mizrahi launched his lifestyle collection, "ISAACMIZRAHILIVE!" on QVC. In addition to designing for the luxury and mass markets, Mizrahi's passion for the arts has led him to pursue projects in other areas of design. He has designed costumes for the New York Metropolitan Opera, the American Ballet Theater, and the San Francisco Ballet. In 2010, Mizrahi directed and designed the costumes and sets for a production of A Little Night Music for the Opera Theatre of St. Louis. He will return to the Opera Theatre of Saint Louis in May 2014 to direct The Magic Flute. Furthermore, he was the subject and co-creator of Unzipped, a documentary following the making of his Fall 1994 ready-to-wear collection. The groundbreaking film received the Audience Choice for Excellence award at the prestigious Sundance Film Festival. Mizrahi's media presence includes guest appearances on: Sex and The City, Gossip Girl, Ugly Betty, Celebrity Jeopardy, and most recently The Big C. Additionally, he has hosted his own talk shows for the Oxygen Network and Style Network, The Isaac Mizrahi Show and ISAAC, respectively. Mizrahi's work on television continues, serving as head judge on Lifetime's Project Runway: All-Stars.

Judith Ripka is Chief Design Officer of the Ripka Brand for JR Licensing. Judith Ripka is the founder of the Judith Ripka brand, a global, luxury jewelry brand with a classic, modern aesthetic that appeals to women of impeccable taste worldwide. Known for nearly 20 years for her distinctive designs in 18k Gold, Ms. Ripka launched a Sterling Silver collection in 2011, both of which are available in her Madison Avenue flagship and in fine jewelry stores worldwide. A favorite among fashion trendsetters, celebrities and style conscious women everywhere, the brand continues to strengthen and Judith’s popularity continues to soar. Judith was a virtual pioneer, debuting on QVC in 1996 and more recently on The Shopping Channel in Canada in 2014. With these collections Judith offers her devoted clients affordable luxury and the same versatility and interchangeability for which the brand is well-known. Combined with her personal style, elegance and warmth, the exquisite, high quality designs have won over audiences in both markets. Judith’s passion for design and entrepreneurial spirit were evident from an early age, but it was a friend’s request to redesign a strand of pearls that was pivotal in launching her company. The design, known simply as the PN1, became an instant hit and remains an iconic piece in the collections even today. Almost immediately Judith gained a loyal following and became known for her classic-with-a-modern-twist design sensibility. She designed each piece with certain constant design features so that collections from 20 years ago can be worn with those of today. Known as the Queen of Hearts, Judith incorporates a matte finish, texturing, vibrant color, and of course, hearts into almost every design. Among her many milestones, the designer was chosen as one of “The Leading Women Entrepreneurs of the World” and received the DeBeers Award for Outstanding Jewelry Design. As an avid philanthropist, Ms. Ripka was also honored with the prestigious Albert Einstein Spirit of Achievement Award. In 1996 Judith was asked to design the Inauguration pin that Hillary Clinton wore to her husband’s swearing in ceremony in 1996.

Employment Agreements with Executives and Key Employees

Robert W. D’Loren.   On September 22, 2011, and effective as of September 16, 2011, the Company entered into a three-year employment agreement with Robert D’Loren for him to serve as our Chief Executive Officer, as amended and restated on February, 21, 2012 (referred to as the Amended and Restated Employment Agreement), amended on January 22, 2013 (referred to as the Amendment to the Amended and Restated Employment Agreement), amended on October 18, 2013 (referred to as the Amendment No. 2 to the Amended and Restated Employment Agreement). Additionally, we shall use our reasonable best efforts to cause Mr. D’Loren to be nominated to our Board of Directors and to serve as our Chairman of the Board during the term of the agreement.  Following the initial three-year term, the agreement will be automatically renewed for one year terms thereafter unless either party gives written notice of intent to terminate at least 90 days prior to such termination.  Pursuant to the Amendment No. 2 to the Amended and Restated Employment Agreement, the current term commenced on September 16, 2013 and will continue until September 16, 2014. Under the Amendment to the Amended and Restated Employment Agreement and the Amendment No. 2 to the Amended and Restated Employment Agreement Mr. D’Loren’s base salary was $580,000 for the year ended December 31, 2013.  The board or the compensation committee may approve increases (but not decreases) from time to time.   Under the Amendment to the Amended and Restated Employment Agreement Mr. D’Loren was entitled to up to $50,000 of undocumented expenses each calendar year and commencing September 16, 2013 and under the Amendment No. 2 to the Amended and Restated Employment Agreement Mr. D’Loren was entitled up to $100,000 of undocumented expenses each calendar year. Under the Amendment No. 2 to the Amended and Restated Employment Agreement Mr. D’Loren was entitled to a membership allowance up to $25,000 for each twelve month period commencing September 16, 2013. In addition, Mr. D’Loren will receive an allowance for an automobile appropriate for his level of position, and the Company shall pay (in addition to monthly lease or other payments) all of the related expenses for gasoline, insurance, maintenance, repairs or any other costs with Mr. D’Loren’s automobile.

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

Warrants.  On September 29, 2011, Mr. D’Loren received a warrant to purchase 239,250 shares of our Common Stock with an exercise price equal to $5.00 per share.  The Warrants vested and became exercisable on September 29, 2011 and has a ten-year term.  The shares of Common Stock underlying the Warrants have customary piggy back registration and cashless exercise rights.

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

James Haran.  On September 22, 2011, and effective as of September 16, 2011, the Company entered into a two-year employment agreement with James Haran for him to serve as our Chief Financial Officer, as amended and restated on February, 21, 2012 (referred to as the Amended and Restated Employment Agreement), amended on December 16, 2012 (referred to as the Amendment to the Amended and Restated Employment Agreement), amended on October 18, 2013 (referred to as the Amendment No. 2 to the Amended and Restated Employment Agreement).   Following the initial two-year term, the agreement will be automatically renewed for one year terms thereafter unless either party gives written notice of intent to terminate at least 30 days prior to such termination. Pursuant to the Amendment No. 2 to the Amended and Restated Employment Agreement, the current term commenced on September 16, 2013 and will continue until September 16, 2014.   Under the Amendment No. 2 to the Amended and Restated Employment Agreement Mr. Haran’s base salary is $300,000. The board or the compensation committee may approve increases (but not decreases) from time to time.   Following the initial two year term, the base salary shall be reviewed at least annually. In addition, Mr. Haran will receive a car allowance of $1,500 per month.

Bonus.  Mr. Haran is eligible for a cash bonus of up to $50,000 based upon the following: 50% of the $50,000 cash bonus shall be paid to Mr. Haran if we achieve at least 70% of our budgeted EBITDA and 100% of the $50,000 cash bonus shall be paid to Mr. Haran if we achieve at least 90% of our budgeted EBITDA. Commencing January 1, 2014, Mr. Haran is eligible for a cash bonus of up to $60,000 based upon the following: 50% of the $60,000 cash bonus shall be paid to Mr. Haran if we achieve at least 70% of our budgeted EBITDA and 100% of the $50,000 cash bonus shall be paid to Mr. Haran if we achieve at least 90% of our budgeted EBITDA.

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

Warrants.  On the September 29, 2011, Mr. Haran received a warrant to purchase 49,500 shares of our Common Stock with an exercise price equal to $5.00 per share.  The Warrants vested and became exercisable on the September 29, 2011 and has a ten-year term. The shares of Common Stock underlying the Warrants have customary piggy back registration and cashless exercise rights.

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

Giuseppe “Joe” Falco. As of August 1, 2011, and effective as of September 16, 2011, and as, the Company entered into a two-year employment agreement with Joe Falco for him to serve as the President, Chief Operating Officer of the Isaac Mizrahi Brand, amended February, 21, 2012 (referred to as the Amended and Restated Employment Agreement) and amended October 18, 2013 (referred to as the Amendment No. 1 to Amended and Restated Employment Agreement).  Following the initial two-year term, the agreement will be automatically be renewed for a one year term, unless either party gives written notice of intent to terminate at least 30 days prior to such termination.  Pursuant to the Amendment No. 1 to the Amended and Restated Employment Agreement, the current term commenced on September 16, 2013 and will continue until September 16, 2014.   Under the Amendment No. 1 to the Amended and Restated Employment Agreement Mr. Falco’s base salary is $375,000.    The board or the compensation committee may approve increases (but not decreases) from time to time, and his base salary shall be reviewed at least annually.

Bonus.  For the Company’s fiscal year ending December 31, 2013, shall be entitled to a cash bonus (“Cash Bonus”) of up to $50,000 per annum based upon the following: one half of one percent (0.5%) of all IsaacMizrahiLIVE net sales in excess of $60 million on QVC as reported by QVC to the Company. For the Company’s fiscal years ending December 31, 2014 and thereafter, Mr. FalcoMr. Falco shall be eligible for an aggregate Cash Bonus of up to $75,000 per annum based upon targets established by the Company’s compensation committee each year for (a) Adjusted EBITDA, (b) Direct Response Television Revenue, and (c) Wholesale Royalty Revenue (each, a “Cash Bonus Target”). Up to one third (1/3) of the Cash Bonus may be payable to Mr. Falco with respect to each Cash Bonus Target (or up to $25,000 per Cash Bonus Target) as follows: 50% of the portion of the Cash Bonus attributable to each Cash Bonus Target for a fiscal year shall be paid to the Mr. Falco if the Company achieves at least 70% of such Cash Bonus Target for such fiscal year and 100% of the portion of the Cash Bonus attributable to each Cash Bonus Target for a fiscal year shall be paid to the Mr. Falco if the Company achieves at least 90% of such Cash Bonus Target for such fiscal year. The Cash Bonus shall be awarded to the Mr. Falco on the date that is the earlier of (a) the 90th day following the end of the fiscal year to which the Cash Bonus relates and (ii) the first business day following the date the Company’s annual report on Form 10-K for the fiscal year to which the Cash Bonus relates is filed with the Securities and Exchange Commission. Notwithstanding the foregoing, all payments of Cash Bonuses shall be made on a date that allows such payments to comply with the requirements of Section 409A of the Code. The Mr. Falco is eligible to receive additional cash bonuses at the discretion of the Company’s compensation committee.

“Adjusted EBITDA” shall mean for any period, for the Company and its subsidiaries on a consolidated basis (without duplication), an amount equal to (a) consolidated net income (as determined in accordance with generally accepted accounting principles of the United States of America as in effect from time to time) (“Consolidated Net Income”) for such period, minus, (b) to the extent included in calculating Consolidated Net Income, the sum of, without duplication, (i) income tax credits for such period, and (ii) gain from extraordinary or non-recurring items for such period (including, without limitation, non-cash items related to purchase accounting), plus (c) the following to the extent deducted in calculating such Consolidated Net Income, (i) interest expense and other finance costs (whether cash or non-cash) for such period (ii) the provision for federal, state, local and foreign income taxes for such period, (iii) the amount of depreciation and amortization expense for such period, (iv) the transaction fees, costs and expenses incurred in connection with the acquisition of Isaac Mizrahi and any other subsequent brand acquisition in such period, (v) all other extraordinary or non-recurring non-cash charges (including, without limitation, non-cash items related to purchase accounting and non-cash items related to earn-outs), and (vi) non-cash stock or equity compensation in such period.

“Direct Response Television Revenue” shall mean for any period, for the Company and its subsidiaries on a consolidated basis (without duplication), an amount equal to the royalty revenue the Company received during such period for sales of the Isaac Mizrahi Live and Liz Claiborne New York brands from direct-response television companies (i.e. QVC, The Shopping Channel, etc).

“Wholesale Royalty Revenue” shall mean for any period, for the Company and its subsidiaries on a consolidated basis (without duplication), an amount equal to Company’s gross royalty revenue earned by the Company from sales of products under the Isaac Mizrahi brand (and sub-brands but excluding the IsaacMizrahiLIVE brand) by licensees of the Company.

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

Warrants.  On the Closing Date, Mr. Falco received a warrant to purchase 100,000 shares of our Common Stock with an exercise price equal to $5.00 per share.  The Warrants shall vest one half on the first anniversary of the Closing Date, and one half on the second anniversary of the Closing Date.  The Warrants has a ten-year term. The shares of Common Stock underlying the Warrants have customary piggy back registration and cashless exercise rights.

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

Marisa Gardini.   Effective February 1, 2014 the Company entered into an employment agreement with Marisa Gardini superseding a three-year employment agreement (the “Previous Employment Agreement”) with Marisa Gardini that was set to expire on September 29, 2014. The term of employment (the “Term”) and performance of Services by Gardini under Section 3 of this Agreement may be terminated by either party upon thirty (30) day notice to the other party.  Ms. Gardini’s salary was $250,000, $250,000 and $500,000 per annum, respectively, in the first three successive 12-month periods following September 29, 2011, the effective date of the Previous Employment Agreement, however effective February 1, 2014, Ms. Gardini’s base salary shall be $18,000 per annum.

Commissions.  The Company may, in its sole discretion, enter into a license agreement, service agreement, or another business arrangement (collectively a “Transaction”) with a Gardini Contact. If, during an exclusivity period, the Company enters into a Transaction with a Gardini Contact then, and only in such event, shall the Company pay Ms. Gardini a commission equal to (i) five percent (5.0%) of the Net Revenues that the Company receives from such Gardini Contact during the first term of the agreement entered into by and between the Company and such Gardini Contact in cases where the Company owes commissions to another party (including ICM, but excluding Isaac Mizrahi) for such Gardini Contact; and (ii) ten percent (10%) for any other Gardini Contact (the “Commission”). For the purposes of this Agreement, “Net Revenues” means the payments actually received by the Company from the Gardini Contact related to the Transaction (excluding any third-party commissions, advertising royalties and any taxes, foreign or domestic, withheld from or added to any royalties paid to the Company, but including any dividends, sale proceeds, up-front fees, guaranteed minimum royalty payments or percentage royalty payments) less any fees, costs and/or expenses (including attorneys’ fees) incurred by the Company in connection with the enforcement by the Company of its rights to receive money from such Gardini Contact.

Gardini Activities. The Company acknowledges and agrees that Gardini has disclosed certain business activities and projects to the Company’s CEO (the “Gardini Activities”). Gardini represents and Warrants to the Company that in connection with the Gardini Activities, Gardini has not violated Confidential Information or Non-competition and Non-solicitation section of the Previous Employment Agreement. The Company further agrees that, as long as Gardini continues to comply with the Confidential Information or Non-competition and Non-solicitation section of the Previous Employment Agreement, the Gardini Activities shall not be in violation of Gardini’s obligations under the Non-competition and Non-solicitation section of the Previous Employment Agreement.

Seth Burroughs.   On September 22, 2011, and effective as of September 16, 2011 the Company entered into a two-year employment agreement with Seth Burroughs for him to serve as our Executive Vice President – Business Development and Treasury, as amended and restated on February, 21, 2012 (referred to as the Amended and Restated Employment Agreement), amended on December 16, 2012 (referred to as the Amendment to the Amended and Restated Employment Agreement), amended on October 18, 2013 (referred to as the Amendment No. 2 to the Amended and Restated Employment Agreement). Following the initial two-year term, the agreement will be automatically renewed for one year terms thereafter unless either party gives written notice of intent to terminate at least 30 days prior to such termination.  Pursuant to the Amendment No. 2 to the Amended and Restated Employment Agreement, the current term commenced on September 16, 2013 and will continue until September 16, 2014.   Under the Amendment No. 2 to the Amended and Restated Employment Agreement Mr. Burroughs’ base salary is $275,000.  The Board or the compensation committee may approve increases (but not decreases) from time to time.  Following the initial two-year term, the base salary shall be reviewed at least annually.

Bonus.  Mr. Burroughs is eligible for a cash bonus of up to $50,000 based upon the following: 50% of the $50,000 cash bonus shall be paid to Mr. Burroughs if we achieve at least 70% of our budgeted EBITDA and 100% of the $50,000 cash bonus shall be paid to Mr. Burroughs if we achieve at least 90% of our budgeted EBITDA. Commencing January 1, 2014, Mr. Burroughs is eligible for a cash bonus of up to $60,000 based upon the following: 50% of the $60,000 cash bonus shall be paid to Mr. Burroughs if we achieve at least 70% of our budgeted EBITDA and 100% of the $50,000 cash bonus shall be paid to Mr. Burroughs if we achieve at least 90% of our budgeted EBITDA.

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

Warrants.  On the Closing Date, Mr. Burroughs received a warrant to purchase 50,000 shares of our Common Stock with an exercise price equal to $5.00 per share.  The Warrants vested and became exercisable on the Closing Date and has a ten-year term. The shares of Common Stock underlying the Warrants have customary piggy back registration and cashless exercise rights.

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

Isaac Mizrahi.   On May 19, 2011 and effective on September 29, 2011, the Company entered into a three-year employment agreement with Isaac Mizrahi such that he will serve as the Chief Design Officer of Isaac Mizrahi Brand.  The employment agreement was amended on December 24, 2013 that extends the term to September 30, 2016. Following September 30, 2016, the agreement will be renewable, at the option of the Company, for two successive one-year periods on the same terms and conditions as those in effect during the third year of the initial term.  Thereafter, the agreement will renew automatically for one-year periods, unless either party gives written notice of intent to terminate at least 30 days prior to such termination.  Mr. Mizrahi’s base salary is $1,000,000 per annum. The Board or the compensation committee may approve increases (but not decreases) in Mr. Mizrahi’s base salary from time to time.

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

Bonus. The Mr. Mizrahi shall be eligible to receive an annual cash bonus (the “Bonus”) of up to $1,000,000 (the “Maximum Bonus”) for each calendar year (subject to Section 1.4 hereof) during the Term (or any partial calendar year during the Term) in accordance with this Section 1.3(b). The Bonus, if any, shall consist of the DRT Revenue Bonus, if any, and the Collaboration Bonus, if any, as determined in accordance with the below:

The “DRT Revenue Bonus” means for any calendar year an amount equal to (i) 10% of the aggregate of DRT Revenue, until the Bonus payable for such calendar year equals $500,000 and (ii) thereafter, 5% of DRT Revenue, until the Bonus payable for such calendar year equals the Maximum Bonus.

The “Collaboration Bonus” for any calendar year an amount equal to 5% of IM Collaboration Revenue. As soon as practicable after the end of after the applicable calendar year, but in no event later than sixty (60) days following the end of such calendar year, the Company shall deliver to the Mr. Mizrahi (i) a statement prepared by the Company of the calculation of the amount of the DRT Revenue Bonus and Collaboration Bonus; and (ii) supporting documentation of such calculations for the applicable period (collectively, (i) and (ii), the “Reconciliation”). The Bonus, if any, shall be paid to Mr. Mizrahi not later than thirty (30) days after delivery of the Reconciliation to Mr. Mizrahi. In addition to, and not in lieu of, the foregoing, the Mr. Mizrahi shall have the right to participate in all employee bonus plans offered to other employees, and such other bonus payments as the Board, or the compensation committee of the Board, may approve in its sole discretion. Such bonus payments, if any, shall be paid at the same time paid to other recipients but in no event later than sixty (60) days after the end of the applicable calendar year or fiscal period.

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

Judith Ripka Berk. On April 3, 2014 and effective on April 1, 2014, the Company entered into a three-year employment agreement with Judith Ripka Berk such that she will serve as the Chief Design Officer of the Ripka Brand. Ms. Berk is also required to make in-store appearances to promote the Ripka Brands and to promote the Ripka Brands through social media, television media (including QVC and The Shopping Channel) and other media as reasonably requested by the Company. The agreement will renew automatically for one-year periods, unless either party gives written notice of intent to terminate at least 30 days prior to such termination. Ms. Berk’s base salary is $750,000 per annum. The Board or the compensation committee may approve increases (but not decreases) in Mr. Berk’s base salary from time to time.

Ms. Berk is required to devote her full business time and attention to the business and affairs of the Company and its subsidiaries; however, Ms. Berk may undertake the JR Wholesale Business and undertake promotional activities related thereto (including the promotion of her name, image, and likeness) through television, video, and other media (and retain any compensation she receives for such activities) (referred to as “Retained Media Rights”) so long as such activities do not mutually interfere with the performance of her responsibilities in accordance with the employment agreement. The Company believes that it will benefit from Ms. Ripka’s independent promotional activities by increased brand awareness of Ripka Brands and the Ripka Trademarks.

Bonus. The Ms. Berk shall be eligible to receive an annual cash bonus (the “Bonus”) during any calendar year of up to 10% of the net royalty income during such calendar year derived from Ripka Brand products sold through direct response television in excess of $6,000,000; provided, that if Ms. Berk does not make at least 80% of the prime hour appearances on QVC for Ripka Brand products, the net royalty income shall be calculated only in connection with those appearances made by Ms. Berk during such calendar year.

As soon as practicable after the end of after the applicable calendar year, but in no event later than thirty (30) days following the end of such calendar year, the Company shall deliver to the Ms. Berk (i) a statement prepared by the Company of the calculation of the amount of the net royalty income upon which the Bonus is based and of the amount of the Bonus; and (ii) if requested, supporting documentation of such calculations for the applicable period (collectively, (i) and (ii), the “JR Reconciliation”). The Bonus, if any, shall be paid to the Ms. Berk not later than five (5) days after delivery of the JR Reconciliation to Ms. Berk. In addition to, and not in lieu of, the foregoing, Ms. Berk shall have the right to participate in all employee bonus plans offered to other employees, and such other bonus payments as the Board, or the compensation committee of the Board, may approve in its sole discretion. Such bonus payments, if any, shall be paid at the same time paid to other recipients but in no event later than sixty (60) days after the end of the applicable calendar year or fiscal period.

Severance. If Ms. Berk’s employment is terminated by us without “cause”, or if Ms. Berk resigns with “good reason”, or if we fail to renew the term, then Ms. Berk will be entitled to receive her unpaid base salary and cash bonuses through the termination date and an amount equal to her base salary in effect on the termination date for the longer of six months and the remainder of the then-current term, but in no event exceeding 18 months. Ms. Berk would also be entitled to continue to participate in the Company’s group medical plan, subject to certain conditions, for the same period of time for which she would continue to receive her base salary pursuant to the terms of the agreement.

Non-Competition and Non-Solicitation. During the term of her employment by the Company and for a one-year period after the termination of such employment (unless Ms. Berk’s employment was terminated without cause or was terminated by her for good reason), Ms. Berk may not permit her name to be used by or participate in any business or enterprise (other than the mere passive ownership of not more than 10% of the outstanding stock of any class of a publicly held corporation whose stock is traded on a national securities exchange or in the over-the-counter market) that engages or proposes to engage in the Company’s business anywhere in the world other than the Company and its subsidiaries. Also during her employment and for a one-year period after the termination of such employment, Ms. Berk may not, directly or indirectly, solicit, induce or attempt to induce any customer, supplier, licensee, or other business relation of the Company or any of its subsidiaries to cease doing business with the Company or any of its subsidiaries; or solicit, induce or attempt to induce any person who is, or was during the then-most recent 12-month period, a corporate officer, general manager or other employee of the Company or any of its subsidiaries, to terminate such employee’s employment with the Company or any of its subsidiaries; or hire any such person unless such person’s employment was terminated by the Company or any of its subsidiaries; or in any way interfere with the relationship between any such customer, supplier, licensee, employee or business relation and the Company or any of its subsidiaries.

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

Board Compensation

There are no agreements with respect to the election of Directors. Other than described in Section 11 below, we have not compensated our directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, based solely on a review of Forms 3 and 4 and any amendments thereto furnished to our Company pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required all Section 16(a) filing requirements applicable to our officers, directors and beneficial owners of more than 10% of our equity securities were timely filed except that Jack Dweck did not timely file Forms 4 for two transactions during the fiscal year ended December 31, 2013.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires a company's directors, officers and stockholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, collectively referred to herein as the Reporting Persons, to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the company's equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). Based solely on our review of the copies of such reports and upon written representations of the Reporting Persons received by us, we believe that all Section 16(a) filing requirements applicable to such Reporting Persons have been met for 2013 and 2012, except for the Forms 3 filed by Jack Dweck on December 3, 2012 and the Form 4 filed by Jeffery Cohen on December 26, 2012.

Item 11. EXECUTIVE COMPENSATION

The following table sets forth information regarding all cash and non-cash compensation earned by or paid to the Company’s principal executive officer and the other two most highly compensated executive officers of the Company during the year ended December 31, 2013 and 2012, for services in all capacities to the Company:

Summary Compensation Table

Executive	Title	Year	Salary	Bonus (1)	Stock Awards (2),(3), (4)	Option & Warrant Awards		All Other Compensation	Total
Robert W. D’Loren	CEO,	2013	$607,083	$211,832	$2,702,000		$-	$26,997	$3,547,912
	Chairman	2012	$374,583	$200,900	$2,497,155		$-	$17,127	$3,089,765
James F. Haran	CFO, Assist	2013	$264,583	$50,000	$579,000		$-	$3,420	$897,003
	Sec.	2012	$232,292	$50,000	$532,170		$-	$6,716	$821,178
Giuseppe Falco	President,	2013	$357,292	50,000	$482,500		$-	$-	$889,792
	CEO of Isaac Mizrahi	2012	$350,000	$-	$390,999	$		$-	$740,999

(1)	Bonuses are in accordance with Executive’s employment agreements.
(2)	On April 17, 2012, the named executive officers were issued an aggregate of 925,000 shares of restricted stock. The vesting date of the 850,000 shares of restricted stock was November 15, 2012, provided, however, that each such grantee has the right to extend the vesting date by six-month increments in his sole discretion, prior to the date the restrictions would lapse. The 75,000 shares of restricted stock will vest evenly over two years, whereby 50% vested on May 31, 2013 and 50% vest on May 31, 2014. Notwithstanding the foregoing, each grantee may extend the first anniversary of all or a portion of the Restricted Shares by six months and, thereafter one or more times may further extend such date with respect to all or a portion of the Restricted Shares until the next following November 30th or May 31st, as the case may be. As of December 31, 2013, 682,365 of these shares have vested. The shares were valued at $3.00 per share at the date of the grant.
(4)	On June 1, 2012, the named executive officers were issued an aggregate of 215,108 shares of restricted stock. The vesting date of the 215,108 shares of restricted stock was December 1, 2013, provided, however, that each such grantee has the right to extend the vesting date by six-month increments in his sole discretion, prior to the date the restrictions would lapse. As of December 31, 2013, none of these shares have vested and was valued at $3.00 per share at the date of the grant.
(5)	On April 1, 2013, the named executive officers were issued an aggregate of 975,000 shares of restricted stock. The vesting date of 850,000 shares of restricted stock was September 30, 2013, provided, however, that each such grantee has the right to extend the vesting date by six-month increments in his sole discretion, prior to the date the restrictions would lapse. As of December 31, 2013, none of these shares have vested. The vesting of 125,000 shares of restricted stock will vest evenly over two years, whereby 50% shall vest on March 31, 2014 and 50% shall vest on March 31, 2015. Notwithstanding the foregoing, each grantee may extend the first anniversary of all or a portion of the Restricted Shares by six months and, thereafter one or more times may further extend such date with respect to all or a portion of the Restricted Shares until the next following September 30th or March 31st, as the case may be. The shares were valued at $3.86 per share at the date of the grant.

Outstanding Equity Awards at Fiscal Year-End’ table below.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

		Options and Warrant Awards				Stock Awards
Executive	Title	Number of Securities Underlying Unexercised Options & Warrants, Exercisable	Number of Securities Underlying Unexercised Options & Warrants, Unexercisable	Exercise Price	Option or Warrant Expiration Date	Number of Shares of Stock Not Vested	Value of Shares of Stock Not Vested
Robert W. D’Loren (1)	CEO, Chairman	239,250	-	$5.00	9/29/2021	1,001,178	$1,522,440
James F. Haran (2)	CFO, Assist Sec.	49,250	-	$5.00	9/29/2021	213,732	$324,447
Giuseppe Falco (2)	President, CEO of Isaac Mizrahi	100,000	-	$5.00	9/29/2021	217,833	$233,505

(1)	Mr. D’Loren received a total of 700,000 and 832,385 shares of restricted stock during 2013 and 2012, respectively. A total of 531,207 vested, of which the Company repurchased 241,892 shares in satisfying the grantees tax withholding obligation.
(2)	Mr. Haran received a total of 150,000 and 177,390 shares of restricted stock during 2013 and 2012, respectively. A total of 113,658 vested, of which the Company repurchased 52,590 shares in satisfying the grantees tax withholding obligation.
(3)	Mr. Falco received a total of 125,000 and 130,333 shares of restricted stock during 2013 and 2012, respectively. A total of 37,500 vested, of which the Company repurchased 15,446 shares in satisfying the grantees tax withholding obligation.

Compensation of Directors

The following table sets forth information with respect to director's compensation for the year ended December 31, 2013 and 2012.

DIRECTORS COMPENSATION

Director	Year	Fees earned or paid in cash	Stock Awards (1)(2)	Option & Warrant Awards	Nonqualified Deferred Compensation Earnings	Total
Edward Jones	2013	$6,000	$77,200	$-	$-	$83,200
	2012	$6,000	$83,001	$-	$-	$89,001
Howard	2013	$13,000	$77,200	$-	$-	$90,200
Liebman	2012	$16,000	$83,001	$-	$-	$99,001
Jeff Cohen (3)	2012	$2,000	$83,001	$-	$-	$85,001

Mark DiSanto	2013	$13,000	$77,200	$-	$-	$90,200
	2012	$12,000	$83,001	$-	$-	$95,001
Todd Slater	2013	$4,000	$77,200	$-	$-	$81,200
	2012	$4,000	$83,001	$-	$-	$87,001
Jack Dweck (3)	2013	$2,000-	$77,200-	$-	$-	$79,200-

(1)	On June 1, 2012, each independent director was granted 27,667 shares of restricted stock pursuant to the terms and conditions of the Plan. Each restricted share vests on December 1, 2013, provided, however, that each such grantee has the right to extend the vesting date by six-month increments in his sole discretion, prior to the date the restrictions would lapse. As of December 31, 2013, restrictions on 88,863 shares have lapsed. The Company has repurchased 26,142 shares on vesting of restricted stock in satisfying the grantees tax withholding obligation. Each share was valued at $3.00 per share at the date of the grant.

(2)	On April 1, 2013, each independent director was granted 20,000 shares of restricted stock pursuant to the terms and conditions of the Plan. The vesting of each 20,000 shares of restricted stock will vest evenly over two years, whereby 50% shall vest on March 31, 2014 and 50% shall vest on March 31, 2015. Notwithstanding the foregoing, each grantee may extend the first anniversary of all or a portion of the Restricted Shares by six months and, thereafter one or more times may further extend such date with respect to all or a portion of the Restricted Shares until the next following September 30th or March 31st, as the case may be. Each share was valued at $3.86 per share at the date of the grant.

(3)	Elected as a director December 2012.

Director Compensation

The Company intends to pay its non-executive directors $3,000 for each Board and committee meeting attended up to a maximum of $12,000 per year for Board meetings and up to a maximum of $12,000 per year for committee meetings, except that the chairman of each committee shall receive $4,000 for each such committee meeting attended up to a maximum of $16,000 per year.   So long as a principal of Earthbound serves as a member on the board of directors of the Company (Jack Dweck, a principal of Earthbound, has agreed to serve as a director), Earthbound has the right to appoint a board observer.  Earthbound appointed Jeff Cohen, a principal of Earthbound and a principal stockholder of the Company, to be its observer on the board of directors of the Company.  As an observer, Mr. Cohen has the right to attend and observe all general meetings of the board of directors, but he has no other rights (including voting rights) and receives no compensation from the Company.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters

The following table lists, as of April 11, 2014, the number of shares of Common Stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each officer and director of the Company, and (iii) all officers and directors as a group.  Information relating to beneficial ownership of Common Stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 11,436,188 shares of Common Stock issued and outstanding.

	Common Stock Beneficially Owned
Named executive officers and directors:	Number of Shares Beneficially Owned	Percentage of Class Beneficially Owned
Robert W. D’Loren (1)	5,288,453	45.4%
James F. Haran (2)	488,503	4.3%
Marisa Gardini (3) (4)	616,994	5.4%
Seth Burroughs (5)	390,167	3.4%
Todd Slater (6)	99,435	*
Howard Liebman (7)	104,643	*
Edward Jones, III (8)	101,257	*
Jack Dweck (9)	297,589	3.4%
Mark DiSanto (10)	960,368	7.4%
Giuseppe Falco (11)	339,887	3.0
All directors and executive officers as a group (10 persons)	8,308,096	68.2%
5% Shareholders:
Isaac Mizrahi (12)	2,211,799	19.4%
Jeffrey Cohen (13)	705,431	6.2%
Trafelet Capital (14)	2,059,525	17.7%
Judith Ripka Berk	571,429	5.0

* Less than 1%.

(1)	Represents (i) 289,315 shares held by Mr. D’Loren, (ii) 526,283 shares owned by Irrevocable Trust of Rose Dempsey (the “ Irrevocable Trust ”) of which Mr. D’Loren and Mr. DiSanto are the trustees and as to which Mr. D’Loren has sole voting and dispositive power, (iii) 239,250 shares issuable upon exercise of immediately exercisable Warrants, (iv) 1,001,178 restricted shares, (v) 2,211,799 shares of Common Stock (including 783,750 restricted shares) held in the name of Isaac Mizrahi, (vi) 254,200 shares of Common Stock (including 116, 250 restricted shares held in the name of Marisa Gardini and (vii), 195,000 other shares of restricted stock and (viii) 571,428 other shares of Common Stock as to which holders thereof granted to Mr. D’Loren irrevocable proxy and attorney-in-fact with respect to the shares. Pursuant to a voting agreement Mr. Mizrahi and Ms. Gardini agreed to and pursuant to restricted stock agreements, the grantees agreed to appoint a person designated by the Company’s Board of Directors as their irrevocable proxy and attorney-in-fact with respect to the shares set forth in clauses (v), (vi) and (vii), respectively. Mr. D’Loren does not have any pecuniary interest in these shares described in clauses (v), (vi),(vii) and (viii) and disclaims beneficial ownership thereof. Does not include 271,116 shares held by the D’Loren Family Trust (the “Family Trust”) of which Mark DiSanto is a trustee and has sole voting and dispositive power.

(2)	Includes (i) 225,271 shares, (ii) 213,732 restricted shares and (iii) immediately exercisable Warrants to purchase 49,500 shares.

(3)	Represents 455,019 shares and 161,975 restricted shares.

(4)	Ms. Gardini has agreed to appoint Robert W. D’Loren, our Chairman and Chief Executive Officer as her irrevocable proxy and attorney-in-fact with respect to 179,250 shares of the Company’s Common Stock pursuant to a voting agreement and an additional 75,000 shares pursuant to a restricted stock agreement.

(5)	Includes (i) 189,924 shares, (ii) 150,243 restricted shares and (iii) immediately exercisable Warrants to purchase 50,000 shares.

(6)	Represents (i) 11,567 shares, (ii) 37,868 restricted shares and (iii) 50,000 shares issuable upon exercise of options that have vested.

(7)	Represents (i) 7,775 shares, (ii) 46,868 restricted shares and (iii) 50,000 shares issuable upon exercise of options that have vested.

(8)	Represents (i) 13,389 shares, (ii) 37,868 restricted shares and (iii) 50,000 shares issuable upon exercise of options that have vested.

(9)	Represents (i) 107,589 shares held by Mr. Dweck, (ii) 30,000 restricted shares (iii) 160,000 shares held by Earthbound. Jeffrey Cohen and Jack Dweck have shared voting and dispositive power over the shares held by Earthbound LLC.

(10)	Includes (i) 271,116 shares held by the Family Trust, of which Mark DiSanto is trustee of, and has sole voting and dispositive power over the Shares held by the Family Trust, (ii) 16,868 shares a held by Mr. DiSanto, (iii) 529,884 shares held by Mark X. DiSanto Investment Trust, of which Mark DiSanto is trustee of, and has sole voting and dispositive power over the Shares held by the Trust (iv) 30,000 restricted shares, (v) 50,000 shares issuable upon exercise of options that have vested (v) 62,500 shares issuable upon exercise of Warrants that have vested.

(11)	Includes (i) 22,054 shares, (ii) 217,833 restricted shares and (iii) 100,000 shares issuable upon exercise of Warrants that has vested.

(12)	Represents (i) 1,428,049 shares and (ii) 783,750 restricted shares. Mr. Mizrahi has agreed to appoint Robert W. D’Loren, our Chairman and Chief Executive Officer as his irrevocable proxy and attorney-in-fact with respect to 2,211,799 shares of the Company’s Common Stock pursuant to a voting agreement, IM Ready and its principals entered into with the Company.

(13)	Represents (i) 50,000 shares issuable upon exercise of options that have vested, (ii) 378,563 shares held by Jeffrey Cohen, (iii) 16,868 restricted shares and (iv) 160,000 shares held by Earthbound LLC. Jeffrey Cohen and Jack Dweck have shared voting and dispositive power over the shares held by Earthbound LLC.

(14)	Includes (i) 1,809,525 shares and (ii) 250,000 shares issuable upon exercise of Warrants that has vested. Trafelet Capital has voting and dispositive power over the 1,663,028 shares and 227,291 Warrants held by Delta Institutional, LP respectively, and 146,497 shares and 22,709 Warrants held by Delta Onshore, LP, respectively.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Todd Slater

On September 29, 2011, the Company entered into an agreement which was amended on October 4, 2011, with Todd Slater, who was appointed as a director of the Company commencing on October 17, 2011, for services related to the Company’s licensing strategy and introduction of potential licensees. During the term of the agreement or during the year following the expiration of the term of the agreement, if the Company enters into a license or distribution agreement with a licensee introduced by Mr. Slater, Mr. Slater was entitled to receive a commission equal to fifteen percent (15%) of all net royalties received by the Company during the first term of such agreement, payable within thirty days of receipt of the net royalties.

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

Licensing Agent Agreement

On August 2, 2011, the Company entered into a licensing agent agreement with to Adam Dweck (“AD”), who is an Executive Vice President of Earthbound, LLC (“Earthbound”) and the son of Jack Dweck, who is a principal of Earthbound and is on the Company’s board of directors, pursuant to which he is entitled to a five percent (5%) commission on any royalties we receive under any new license agreements that he procures for us during the initial term of such license agreements.

We are also are obligated to grant to AD Warrants to purchase 12,500 shares of Common Stock at an exercise price of $5.00 per share, subject to AD generating $0.5 million of accumulated royalties and additional Warrants to purchase 12,500 shares of Common Stock at an exercise price of $5.00 per share, subject to AD generating $1.0 million of accumulated royalties. These Warrants expire on August 2, 2016. As of December 31, 2013, AD has reached the first milestone of $0.5 million sourced royalties and it is likely AD will reach the second milestone of $1.0 million of AD sourced royalties by August 2, 2016. On October 4, 2013 the Company issued Warrants to AD to purchase 25,000 shares of Common Stock of which 12,500 vest immediately and 12,500 vest upon achieving the second milestone. The fair value of these Warrants was estimated at $2,500 on the grant date using the Black-Scholes option pricing method, of which half has been recorded as a royalty commission expense in the Current Quarter and is recorded as a reduction of net licensing revenues on the unaudited condensed consolidated statements of operations. The balance of the Warrants will be expensed evenly over the next 15 months, the period when the second milestone is estimated to occur. Additionally, AD shall be entitled to receive Warrants to purchase an additional 25,000 shares of Common Stock priced at the fair market value at the time of issuance, subject to AD generating $2.0 million of accumulated royalties. These Warrants also all expire on August 2, 2016.

The Company incurred direct licensing costs with AD of $20,000 and $13,000 for the Current Year and the Prior Year, respectively.

IM Ready-Made, LLC

On December 24, 2013, the Company, IM Brands, LLC., a wholly-owned subsidiary of the Company (“IMB”, together with the Company, the “Buyers”), IM Ready, Isaac Mizrahi and Marissa Gardini (together with Isaac Mizrahi, the “Individuals”) entered into the Fifth Amendment (the “Amendment”) to the Asset Purchase Agreement dated as of May 19, 2011 (the “Agreement”). Pursuant to the Amendment, the IM Ready and the Individuals acknowledged and agreed that no Earn-Out Shares (as defined in the Agreement) were earned for the twelve month periods ended September 30, 2013 and ending September 30, 2014, regardless of whether the criteria for the issuance of such shares are or shall in the future be satisfied. As partial consideration for the execution of the Amendment, (i) the original promissory note issued pursuant to the agreement (the “Original Note”) was amended and restated as described below (the “New Note”) and the Voting Agreement entered into in connection with the Agreement was amended and restated (the “Amended and Restated Voting Agreement”) as described below.

The New Note is due as to $1,500,000 principal amount on the date of its execution (of which $500,000 was prepaid on September 27, 2013 and the remaining $1,000,000 was paid upon execution); and becomes due as to (i) $750,000 principal amount shall become due and payable on January 31, 2015 (the “First Interim Payment”), (ii) $750,000 principal amount shall become due and payable on January 31, 2016 (the “Second Interim Payment” and together with the “First Interim Payment”, the “Interim Payments”) and (iii) the remaining unpaid balance shall become due and payable September 30, 2016 (the “Maturity Date”) subject to extension to the first business day following September 30, 2018 (the date to which the maturity date of the New Note is extended is referred to as the “Subsequent Maturity Date”). We have the right to make the Interim Payments in cash or in shares of Common Stock (except for $500,000 of the First Interim Payment, which must be paid in cash), provided, that if we receive the consent of our senior lenders to make such payments in cash, we must make such payments in cash.

At any time the New Note is outstanding, we have the right to convert the New Note, in whole or in part, into the number of shares of Common Stock obtained by dividing the principal amount to be converted by the Average Trading Price 9 of the Common Stock at the time of the conversion, so long as the Average Trading Price of our Common Stock is at least $4.50. In addition, we have the right to pay the outstanding balance of the New Note at the Maturity Date or Subsequent Maturity Date (if the Maturity Date of the New Note is extended), in shares of Common Stock by dividing the outstanding principal amount of the New Note by the Average Trading Price. “Average Trading Price” means the average per share closing price of the Common Stock for the twenty consecutive trading days ending on the trading day immediately preceding the date of payment.

If we elect to make Interim Payments by issuing shares of Common Stock, the number of shares issuable will be obtained by dividing the principal amount of the New Note then outstanding by the greater of (i) the Average Trading Price on the date such Interim Payment is due, and (ii) $4.50 subject to certain adjustments; provided, however, that if the Average Trading Price is less than $4.50 as adjusted, IM Ready will have the option to extend the date such Interim Payment is due until the Maturity Date. If an Interim Payment is so extended, IM Ready will have the option to convert the Interim Payment that was so extended into a number of shares of Common Stock as determined by dividing the principal amount by the Interim Payment that was so extended by $4.50, subject to certain adjustments.

Pursuant to the Amended and Restated Voting Agreement, each of IM Ready, Mr. Mizrahi and Ms. Gardini has agreed to appoint a person designated by the board of directors of the Company as their irrevocable proxy and attorney-in-fact with respect to the shares of the Common Stock received and which may be received by IM Ready, Mr. Mizrahi and/or Ms. Gardini in connection with the Company’s September 2011 acquisition of the Isaac Mizrahi Brands (the “IM Brands”) (including shares which may be issued in satisfaction of the earn-out payments or the New Note and the shares of Common Stock to be issued to Mr. Mizrahi and Ms. Gardini pursuant to the certain restricted stock agreements dated as of December 24, 2013. The proxy holder shall vote in favor of matters recommended or approved by the board of directors. The Board of Directors appointed Robert D’Loren as proxy and attorney-in-fact on such shares.

The Company and IM Ready had balances owed between the companies relating to the transition of the Isaac Mizrahi Business and certain payments assigned to the Seller by QVC under the QVC Agreement. As of December 31, 2013, the Company owed IM ready $459,000 and as of December 31, 2012, IM Ready owed the Company $68,000. The Company did not earn any revenue or incur any expenses with IM Ready-Made, LLC since the Closing Date.

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

Item 14.	Principal Accountant Fees and Services

On September 6, 2012 the Company dismissed Rothstein Kass its independent registered public accounting firm. The Audit Committee of the Board of Directors of the Company approved such dismissal on September 6, 2012.

On September 6, 2012, the Audit Committee of the Board of Directors appointed CohnReznick LLP (“CohnReznick”) as the Company’s new independent registered public accounting firm. The decision to engage CohnReznick was approved by the Company’s Audit Committee of the Board of Directors on September 6, 2012.

Audit Fees

The aggregate fees billed or to be billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements for the year ended December 31, 2013 and 2012 were $209,000 and $240,000, respectively.

Audit-Related Fees

There were no fees billed or to be billed for audit related services by our independent registered public accounting firm or prior independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2013 and 2012.

Tax Fees

There were $0 and $22,500 fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2013 and December 31, 2012, respectively.

All Other Fees

There were $0 and $8,000 fees billed for services by our independent registered public accounting firm for non-audit services for the fiscal years ended December 31, 2013 and December 31, 2012, respectively.

Audit Committee Determination

The Audit Committee considered and determined that the services performed are compatible with maintaining the independence of the independent registered public accounting firm.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

The Audit Committee is responsible for pre-approving all audit and permitted non-audit services to be performed for us by our Independent Registered Public Accounting Firm as outlined in its Audit Committee charter. Prior to engagement of the Independent Registered Public Accounting Firm for each year's audit, management or the Independent Registered Public Accounting Firm submits to the Audit Committee for approval an aggregate request of services expected to be rendered during the year, which the Audit Committee pre-approves. During the year, circumstances may arise when it may become necessary to engage the Independent Registered Public Accounting Firm for additional services not contemplated in the original pre-approval. In those circumstances, the Audit Committee requires specific pre-approval before engaging the Independent Registered Public Accounting Firm. The engagements of our Independent Registered Public Accounting Firm, CohnReznick and the engagement of our prior Independent Registered Public Accounting Firm, Rothstein Kass, was approved by the Company’s Audit Committee.

ITEM 15. EXHIBITS

Exhibit Number	Description

3(i)	Amended and Restated Certificate of Incorporation of Xcel Brands, Inc. (1)

3(ii)	Restated and Amended Bylaws (1)

4.1	2011 Equity Incentive Plan and Forms of Award Agreements, Amended and Restated November 26, 2012 (6)

4.2	Form of Investor Warrant issued in connection with the private placement consummated on September 29, 2011 (2)

4.3	Registration Rights Agreement between Xcel Brands, Inc. and the several purchasers, entered into as of September 29, 2011 (2)

4.4	Form of Executive Warrant (2)

4.5	Form of Director Option (2)

4.6	Warrant issued to Giuseppe Falco dated September 29, 2011 (2)

4.7	Warrant issued to Great American Life Insurance Company dated September 29, 2011 (2)

4.8	Warrant issued to Great American Insurance Company dated September 29, 2011 (2)

4.9	Rights Agreement by and among Xcel Brands, Inc., Great American Life Insurance Company and Great American Insurance Company, dated September 29, 2011 (2)

4.10	Form of Warrant issued in the June 5, 2013 private placement (7)

9.1	Amended and Restated Voting Agreement between Xcel Brands, Inc. and IM Ready-Made, LLC, dated as of December 24, 2013 (11)

10.1	Asset Purchase Agreement by and among Xcel Brands, Inc., IM Brands, LLC, IM Ready-Made, LLC, Isaac Mizrahi and Marisa Gardini, dated as of May 19, 2011 (the “APA”), as amended on July 28, 2011, as amended on September 15, 2011, as amended on September 21, 2011, as amended on September 29, 2011 (2)

10.2	Promissory Note between Xcel Brands, Inc. and IM Ready-Made, LLC, dated December 24, 2013 (11)

10.3	Second Amended and Restated Agreement and Consent to Assignment by and among QVC, Inc., IM Brands, LLC, IM Ready Made, LLC, Xcel Brands, Inc. and Isaac Mizrahi, dated September 28, 2011 (3)

10.4	Assignment and Assumption, New York Landlord Consent by and among Adler Holdings III, LLC and Xcel Brands, Inc., dated September 29, 2011, and Guaranty by IM Brands, Inc., dated September 29, 2011 (2)

10.5	Agreement of Merger and Plan of Reorganization by and among NetFabric Holdings, Inc., NetFabric Acquisition Corp., and Xcel Brands, Inc., dated September 29, 2011 (2)

10.6	Amended and Restated Employment Agreement entered into with Robert D’Loren dated February 21, 2012 (1)

10.7	July 10, 2012 Amendment to the Amended and Restated Employment Agreement entered into with Robert D’Loren, dated as of December 17, 2012 and effective as of January 22, 2013 (4)

10.8	Amended and Restated Employment Agreement entered into with Giuseppe Falco, dated February 21, 2012 (1)

10.9	Amended and Restated Employment Agreement entered into with James Haran dated February 21, 2012 (1)

10.10	Amendment No. 1 to the Amended and Restated Employment Agreement entered into with James Haran, dated December 16, 2012 (6)

10.11	Amended and Restated Employment Agreement entered into with Seth Burroughs dated February 21, 2012 (1)

10.12	Amendment No. 1 to the Amended and Restated Employment Agreement entered into with Seth Burroughs, dated December 16, 2012 (6)

10.13	Amended and Restated Employment Agreement entered into with Marisa Gardini, dated as of December 24, 2013 and effective as of February 1, 2014 (12)

10.14	Employment Agreement entered into with Isaac Mizrahi, dated as of December 24, 2013 (11)

10.15	Form of Subscription Agreement with Mark X. DiSanto Investment Trust dated June 5, 2013 (7)

10.16	Engagement Agreement between the Company and Threadstone LP dated June 5, 2013 (7)

10.17	Line Letter Agreement dated as of July 31, 2013 between IM Brands, LLC and Bank Hapoalim B.M. (8)

10.18	Promissory Note dated July 31, 2013 in the principal amount equal to $13,000,000 made by IM Brands, LLC to the order of Bank Hapoalim B.M., as supplemented by the Loan Rider (8)

10.19	Security Agreement dated as of July 31, 2013 between IM Brands, LLC and Bank Hapoalim B.M. (8)

10.20	Intellectual Property Security Agreement dated as of July 31, 2013 between the IM Brands, LLC and Bank Hapoalim B.M. (8)

10.21	Guaranty dated July 31, 2013 made by Xcel Brands, Inc. for the benefit of Bank Hapoalim B.M. (8)

10.22	Membership Pledge Agreement dated as of July 31, 2013 made by Xcel Brands, Inc. in favor of Bank Hapoalim B.M.

10.23	Subordination Agreement dated as of July 31, 2013, among Bank Hapoalim B.M., IM Ready-Made, LLC, Xcel Brands, Inc. and IM Brands, LLC (8)

10.24	Amendment No. 1, effective July 2, 2013, to the Second Amended and Restated Agreement and Consent to Assignment (9)

10.25	Amendment No. 2, dated as of October 18, 2013, to Amended and Restated Employment Agreement between the Company and Robert J. D’Loren (10)

10.26	Amendment No. 2, dated as of October 18, 2013, to Amended and Restated Employment Agreement between the Company and James Haran (10)

10.27	Amendment No. 2, dated as of October 18, 2013, to Amended and Restated Employment Agreement between the Company and Seth Burroughs (10)

10.28	Amendment No. 2, dated as of October 18, 2013, to Amended and Restated Employment Agreement between the Company and Giuseppe Falco (10)

10.29	Fifth Amendment dated as of December 24, 2013 to the APA (11)

10.30	Amended and Restated Fifth Amendment, dated as of December 24, 2013 to the APA (12)

10.31	Line Letter Agreement entered into on April 3, 2014 and dated as of April 1, 2014 by and among XCel Brands, Inc., JR Licensing LLC and Bank Hapoalim B.M. (13)

10.32	Guaranty of IM Brands, LLC in favor of Bank Hapoalim B.M. (13)

10.33	Promissory Note executed on April 3, 2014 and dated as of April 1, 2014 in the principal amount of $9,000,000 made by JR Licensing, LLC to the order of Bank Hapoalim B.M., as supplemented by Loan Rider. (13)

10.34	Amendment No. 1 to Promissory Note, Line Letter Agreement and Security Agreements entered into on April 3, 2014 as of April 1, 2014 by and among IM Brands, LLC, XCel Brands, Inc. and Bank Hapoalim B.M. (13)

10.35	Guaranty of JR Licensing LLC in favor of Bank Hapoalim B.M. (13)

10.36	Guaranty of Xcel Brands, Inc. in favor of Bank Hapoalim B.M. (13) 14.1 Form of Code of Business Conduct and Ethics for Xcel Brands, Inc. (2)

10.37	Employment Agreement entered into with Judith Ripka Berk as of April 1, 2014. (13)

10.38	Voting Agreement as of April 3, 2014 by and among Xcel Brands, Inc. and Judith Ripka Berk. (13)

10.39	Asset Purchase Agreement by and among Xcel Brands, Inc., JR Licensing, LLC, Judith Ripka Creations, Inc., Judith Ripka Companies Inc., Judith Ripka Designs, LTD, JSB Marketing Corp. and Judith Ripka Berk entered into as of April 1, 2014

21.1	Subsidiaries of the Registrant **

23.1	Consent of Independent Registered Public Accounting Firm**

31(i).1	Rule 13a-14(a)/15d-14(a) Certification (CEO)**

31(i).2	Rule 13a-14(a)/15d-14(a) Certification (CFO)**

32(i).1	Section 1350 Certification (CEO)**

32(i).2	Section 1350 Certification (CEO)**

99.2	Audit Committee Charter (2)

99.3	Compensation Committee Charter (2)

99.4	Nominating and Corporate Governance Committee Charter (2)

101.INS	XBRL Instance Document **

101.SCH	XBRL Schema Document **

101.CAL	XBRL Calculation Linkbase Document **

101.DEF	XBRL Definition Linkbase Document **

101.LAB	XBRL Label Linkbase Document **

101.PRE	XBRL Presentation Linkbase Document **

(1)           This Exhibit is incorporated herein by reference to the appropriate exhibit to the Annual Report on Form 10-K, which was filed with the SEC on March 30, 2012.

(2)           This Exhibit is incorporated by reference to the appropriate exhibit to the Current Report on Form 8-K, which was filed with the SEC on October 5, 2011.

(3)           This Exhibit is incorporated herein by reference to the appropriate exhibit to the Current Report filed on Form 8-K/A, which was filed with the SEC on February, 7, 2012.

(4)           This Exhibit is incorporated by reference to the appropriate exhibit to the Current Report on Form 8-K, which was filed with the SEC on December 19, 2012.

(5)           This Exhibit is incorporated by reference to the appropriate exhibit to the Current Report o Form 8-K, which was filed with the SEC on July 7, 2012.

(6)           This Exhibit is incorporated by reference to the appropriate exhibit to the Amendment to the Annual Report on Form 10-K/A for the year ended December 31, 2013, which was filed with the SEC on April 22, 2014.

(7)           This Exhibit is incorporated by reference to the appropriate exhibit to the Current Report on Form 8-K, which was filed with the SEC on June 7, 2014.

(8)           This Exhibit is incorporated by reference to the appropriate exhibit to the Current Report on Form 8-K, which was filed with the SEC on August 7, 2013.

(9)           This Exhibit is incorporated by reference to the appropriate exhibit to the Quarterly Report on Form 10-Q which was filed with the SEC on August 13, 2013.

(10)         This Exhibit is incorporated by reference to the appropriate exhibit to the Current Report on Form 8-K, which was filed with the SEC on October 21, 2013.

(11)         This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on December 24, 2013.

(12)         This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on March 18, 2014

(13)         This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on April 9, 2014.

** Filed herewith

SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 11, 2014	/s/ Robert W. D’Loren
Robert W. D’Loren, Chairman, President,
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title
/s/ Robert D’Loren	Chief Executive Officer and Chairman	April 11, 2014
Robert D’Loren	(Principal Executive Officer)

/s/ James Haran	Chief Financial Officer	April 11, 2014
James Haran	(Principal Financial Officer and Principal Accounting Officer)

/s/ Marisa Gardini	Executive Vice President of Strategic	April 11, 2014
Marisa Gardini	Planning and Marketing and Director

/s/ Jack Dweck	Director	April 11, 2014
Jack Dweck

/s/ Mark DiSanto	Director	April 11, 2014
Mark DiSanto

/s/ Todd Slater	Director	April 11, 2014
Todd Slater

/s/ Edward Jones, III	Director	April 11, 2014
Edward Jones, III

/s/ Howard Liebman	Director	April 11, 2014
Howard Liebman

