Form 10-Q
period 2014-03-31
XCel Brands, Inc.
filed 2014-05-14
CIK 1083220

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

COMMISSION FILE NUMBER: 0-31553

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

As of May 14, 2014 10,812,759 shares of common stock, $.001 par value per share, of the issuer were outstanding.

XCEL BRANDS, INC.

Xcel Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
Assets	(Unaudited)	(See Note 1)
Current Assets:
Cash and cash equivalents	$6,468,000	$7,461,000
Accounts receivable, net	3,725,000	3,541,000
Inventory	125,000	70,000
Prepaid expenses	594,000	477,000
Total current assets	10,912,000	11,549,000
Property and Equipment:
Leasehold improvements, furniture and equipment	2,227,000	1,922,000
Less: accumulated depreciation	869,000	769,000
Total property and equipment	1,358,000	1,153,000
Other Assets:
Trademarks and other intangibles, net	45,176,000	45,308,000
Goodwill	12,371,000	12,371,000
Deferred finance costs, net	223,000	199,000
Other assets	492,000	344,000
Total other assets	58,262,000	58,222,000
Total Assets	$70,532,000	$70,924,000

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$1,292,000	$1,289,000
Deferred revenue	387,000	491,000
Other current liabilities	36,000	66,000
Current portion of long-term debt	1,250,000	565,000
Total current liabilities	2,965,000	2,411,000
Long-Term Liabilities:
Long-term debt, less current portion	23,240,000	24,161,000
Deferred tax liabilities	8,346,000	8,918,000
Other long-term liabilities	54,000	57,000
Total long-term liabilities	31,640,000	33,136,000
Total Liabilities	34,605,000	35,547,000

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 25,000,000 shares authorized, 10,812,759 and 10,005,509
issued and outstanding at March 31, 2014 and December 31, 2013, respectively	10,000	10,000
Paid-in capital	32,348,000	30,843,000
Retained earnings	3,569,000	4,524,000
Total stockholders' equity	35,927,000	35,377,000

Total Liabilities and Stockholders' Equity	$70,532,000	$70,924,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2014	2013
Revenues
Net licensing revenue	$3,103,000	$2,903,000
Design and service fee revenue	437,000	285,000
Net retail sales	26,000	-
Total revenues	3,566,000	3,188,000
Cost of goods sold	33,000	-
Gross profit	3,533,000	3,188,000

Operating expenses
Salaries, benefits and employment taxes	2,102,000	1,565,000
Other design and marketing costs	175,000	198,000
Other selling, general and administrative expenses	743,000	604,000
Stock-based compensation	1,567,000	65,000
Depreciation and amortization	235,000	217,000
Total operating expenses	4,822,000	2,649,000

Operating income (loss)	(1,289,000)	539,000

Interest and finance expense
Interest expense - term loan	144,000	276,000
Other interest and finance charges	94,000	242,000
Total interest and finance expense	238,000	518,000

Income (loss) before income taxes	(1,527,000)	21,000

Provision (benefit) for income taxes	(572,000)	8,000

Net income (loss)	$(955,000)	$13,000

Net income (loss) per share:
Basic	$(0.09)	$0.00
Diluted	$(0.09)	$0.00

Weighted average number of common shares outstanding:
Basic	10,830,312	7,339,979
Diluted	10,830,312	7,922,529

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2014	2013

Cash flows from operating activities
Net income (loss)	$(955,000)	$13,000
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation and amortization expense	235,000	217,000
Amortization of deferred finance costs	11,000	30,000
Stock-based compensation	1,567,000	65,000
Allowance for doubtful accounts	-	1,000
Amortization of seller note discount	78,000	143,000
Amortization of senior note discount	-	59,000
Deferred income tax benefit	(572,000)	(50,000)
Changes in operating assets and liabilities:
Accounts receivable	(185,000)	113,000
Inventory	(56,000)	-
Other assets	(108,000)	48,000
Accounts payable and accrued expenses	11,000	(487,000)
Deferred revenue	(114,000)	(29,000)
Other liabilities	(18,000)	70,000
Net cash provided by (used in) operating activities	(106,000)	193,000

Cash flows from investing activities
Purchase of property and equipment	(306,000)	(51,000)
Advance deposit related to trademark acquisition	(168,000)	-
Net cash used in investing activities	(474,000)	(51,000)

Cash flows from financing activities
Repayment of long-term debt	-	(338,000)
Shares repurchased on vesting of restricted stock	(63,000)	-
Payment of contingent obligation	(315,000)	-
Payment of deferred finance costs	(35,000)	-
Repayment of lease obligation	-	(3,000)
Net cash used in financing activities	(413,000)	(341,000)

Net decrease in cash and cash equivalents	(993,000)	(199,000)

Cash and cash equivalents, beginning of period	7,461,000	3,929,000

Cash and cash equivalents, end of period	$6,468,000	$3,730,000

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$39,000	$155,000
Cash paid during the period for interest	$144,000	$286,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Nature of Operations, Background and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Xcel Brands, Inc., (“Xcel”, the "Company", “we”, “us”, or “our”), all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. The Condensed Consolidated Balance Sheet as of December 31, 2013 has been derived from audited consolidated financial statements. Operating results for the three months ended March 31, 2014 (the “Current Quarter”) are not necessarily indicative of the results that may be expected for a full fiscal year.

The Company engages in the design, licensing, marketing and retail sales of consumer brands, including the Isaac Mizrahi Brand and certain rights of the Liz Claiborne New York Brand (“LCNY”) and the Judith Ripka Brand (the “Ripka Brand”), which we acquired on April 3, 2014 (see Note 9, Subsequent Events).  The Company operates in two segments - (1) Design and Licensing and (2) our Retail Business.

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

The Company’s Retail Business operates through its wholly-owned subsidiary, IMNY Retail Management, LLC (“Retail Management”), and was launched in June 2013 opening the Company’s first retail store located in Southampton, New York (the “Southampton Store”). The Company opened its second retail store, an outlet store, located near Atlanta, GA (the “Georgia Store”), on March 2, 2014. Also, Retail Management plans to launch an e-commerce platform in the second quarter of 2014.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Certain reclassifications have been made to the prior period condensed consolidated financial statements to conform to the current period presentation.

2.	Trademarks, Goodwill and Other Intangibles

Trademarks and other intangibles, net consist of the following:

	March 31, 2014	December 31, 2013
Trademarks	$44,500,000	$44,500,000
Licensing agreements	2,000,000	2,000,000
Accumulated amortization, licensing agreements	(1,324,000)	(1,192,000)
Net carrying amount	$45,176,000	$45,308,000

Amortization expense for intangible assets for the Current Quarter and the quarter ended March 31, 2013 (the “Prior Year Quarter”) was $132,000 and $131,000, respectively. The trademarks of the Isaac Mizrahi Brand and related goodwill have been determined to have an indefinite useful life and accordingly, consistent with Accounting Standard Codification (“ASC”) Topic 350, no amortization has been recorded in the Company's unaudited condensed consolidated statements of operations.

As of March 31, 2014 the Company had $12,371,000 of goodwill that represents the excess of the purchase price over the fair value of net assets acquired accounted for under the acquisition method of accounting relating to the acquisition of the Isaac Mizrahi Business. There was no change in goodwill during the Current Quarter.

3.	Significant Contracts

QVC Mizrahi Agreement

In connection with the Company’s agreement with QVC, they are required to pay us fees based primarily on a percentage of its net sales of Isaac Mizrahi branded merchandise. QVC royalty revenue represents a significant portion of the Company’s total revenues. Royalties from QVC totaled $2,288,000 and $1,992,000 for the Current Quarter and the Prior Year Quarter, respectively, representing 64% and 62% of the Company’s total revenues each quarter, respectively. As of March 31, 2014 and December 31, 2013, the Company had receivables from QVC of $2,349,000 and $2,060,000, representing 63% and 58% of the Company’s receivables, respectively. The March 31, 2014 and December 31, 2013 QVC receivables include $441,000 and $152,000 of earned revenue that has been accrued but not billed as of each date, respectively.

4.	Debt

The Company’s net carrying amount of debt is comprised of the following:

	March 31, 2014	December 31, 2013
Term Loan	$13,000,000	$13,000,000
Seller Note	5,124,000	5,045,000
Contingent obligation – Seller	6,366,000	6,681,000
Total	24,490,000	24,726,000
Current portion	1,250,000	565,000
Total long term liabilities	$23,240,000	$24,161,000

Term Loan-

On August 1, 2013, the Company entered into a $13.0 million 5-year term loan with Bank of Hapoalim B.M. (“BHI”) (the “Term Loan”). The Term Loan is secured by all of the assets of IM Brands and the Company’s membership interest in IM Brands and bears interest at an annual fixed rate of 4.44% payable quarterly in arrears each calendar quarter. Scheduled principal payments are as follows:

Date of Payment	Amount of Principal Payment

October 1, 2014, January 1, 2015, April 1, 2015 and July 1, 2015	$250,000

October 1, 2015, January 1, 2016, April 1, 2016 and July 1, 2016	$625,000

October 1, 2016, January 1, 2017, April 1, 2017 and July 1, 2017	$750,000

October 1, 2017, January 1, 2018 and April 1, 2018	$875,000

July 1, 2018	$3,875,000

In addition, the Company is required to prepay the outstanding amount of the Term Loan from excess cash flow (“Cash Flow Recapture”) for each fiscal year commencing with the year ending December 31, 2014 in arrears in an amount equal to twenty percent (20%) of such Cash Flow Recapture. Cash Flow Recapture shall mean for any fiscal period, cash provided by operating activities for such period less (a) capital expenditures not made through the incurrence of indebtedness less (b) all interest and principal (including indebtedness owed for the Term Loan) paid or payable during such period less (c) all income tax payments made during such period.

Financial Covenants. The Company is required to maintain minimum fixed charge ratio, and liquidity covenants, a maximum leverage ratio covenant and other non-monetary covenants, including reporting requirements and trademark preservation in accordance with the terms and conditions of the Term Loan. As of March 31, 2014, the Company and IM Brands were in full compliance with all of the covenants under the Term Loan.

The Company amended the Term Loan on April 3, 2014 which, among other things, revised covenants and the Cash Flow Recapture terms (see Note 9, Subsequent Events).

Seller Note

On September 29, 2011, as part of the consideration for the purchase of the Isaac Mizrahi Business, the Company issued to IM Ready-Made, LLC (“IM Ready”) a promissory note (the “Seller Note”) in the principal amount of $7,377,000.  The stated interest rate of the Seller Note is 0.25%.  Management determined that this rate was below the Company’s expected borrowing rate, which was then estimated at 9.25%.  Therefore, the Company discounted the Seller Note by $1,740,000 using a 9.0% imputed annual interest rate, resulting in an initial value of $5,637,000.  Also on September 29, 2011, the Company prepaid $123,000 of interest on the Seller Note.  The imputed interest amount is being amortized over the term of the Seller Note and recorded as other interest and finance expense on the Company’s unaudited condensed consolidated statements of operations.

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

For the Current Quarter and the Prior Year Quarter, the Company incurred interest expense of $83,000 and $153,000, respectively, which includes amortization of the Seller Note discounted balance of $79,000 and $143,000, respectively. The Seller Note balance, net of discount, at March 31, 2014 and December 31, 2013 was $5,124,000 and $5,045,000, respectively.

Contingent Obligations

Earn-out obligation

IM Ready may earn additional shares of Common Stock with a value of up to $7,500,000 (the “Earn-Out Value”) for the 12-month period ending September 30, 2015, with the number of shares to be issued based upon the greater of (i) $4.50 per share and (ii) the average stock price for the last twenty days in such period, and with such earn-out payment contingent upon the Isaac Mizrahi Business achieving the net royalty income target set forth below (the “Earn-Out Obligation”).  On December 24, 2013, the Company and IM Ready amended the terms of the Earn-Out Obligation and eliminated the additional consideration for the fiscal year ending September 30, 2014 and the Company made a one-time cash payment of $315,000 to IM Ready in March 2014. The Earn-Out Obligation is recorded as $3.6 million as long-term debt at March 31, 2014 and December 31, 2013, respectively and $0.3 million as a current liability at December 31, 2013, on the condensed consolidated balance sheets. Any future change in the Earn-Out Obligation will result in an expense or income in the period in which it is determined fair market value of the carrying value has changed.  The royalty targets and percentage of the potential earn-out value are as follows:

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

QVC Earn-Out

The Company is obligated to pay IM Ready $2.8 million, payable in cash or Common Stock, at the Company’s option, contingent upon IM Brands receiving aggregate net royalty income of at least $2.5 million from QVC in the twelve-month period ending September 30, 2015 with such stock based upon the greater of (x) $4.50 per share, and (y) the average stock price for the last twenty days prior to the time of such issuance (the “QVC Earn-Out’). Management has determined that it is probable that the $2.5 million in net royalty income from QVC will be met. In accordance with ASC Topic 480 "Distinguishing Liabilities from Equity", the QVC Earn-Out obligation is treated as a liability in the accompanying condensed consolidated balance sheets because of the variable number of shares payable under the agreement. Management will assess no less frequently than each reporting period the status of this contingent obligation.  Any change in the expected obligation will result in an expense or income in the period in which it is determined fair market value has changed.

As of March 31, 2014 and December 31, 2013, the total contingent obligation to IM Ready was $6.4 million and $6.7 million, respectively.

5.	Stockholders’ Equity

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

On April 1, 2013, the Company issued to management 1,270,000 shares of restricted stock. The vesting date of 1,075,000 shares of restricted stock is September 20, 2014, provided, however, that each such grantee has the right to extend the vesting date by six-month increments in his sole discretion, prior to the date the restrictions would lapse. The remaining 195,000 shares of restricted stock will vest evenly over 2 years, whereby 50% shall vest on September 30, 2014 and 50% shall vest on March 31, 2015. Notwithstanding the foregoing, each grantee may extend the first anniversary of all or a portion of the Restricted Shares by six months and, thereafter one or more times may further extend such date with respect to all or a portion of the Restricted Shares until the next following September 30th or March 31st, as the case may be, by providing written notice of such election to extend such date with respect to all or a portion of the Restricted Shares prior to such date.

On April 1, 2013, the Company issued to non-management directors 100,000 shares of restricted stock. The shares of restricted stock will vest evenly over two years, whereby 50% shall vest on September 30, 2014 and 50% shall vest on March 31, 2015. Notwithstanding the foregoing, each grantee may extend the first anniversary of all or a portion of the Restricted Shares by six months and, thereafter one or more times may further extend such date with respect to all or a portion of the Restricted Shares until the next following September 30th or March 31st, as the case may be, by providing written notice of such election to extend such date with respect to all or a portion of the Restricted Shares prior to such date.

On May 1, 2013, the Company issued to non-executive employees 29,750 shares of restricted stock. The shares of restricted stock will vest evenly over 2 years, whereby 50% shall vest on April 30, 2014 and 50% shall vest on April 30, 2015.

On January 1, 2014, the Company issued to a member of management and a key employee an aggregate of 825,000 shares of restricted stock. The vesting date for 550,000 shares of restricted stock is July 1, 2014, and the remaining 275,000 shall vest evenly over the periods ending September 30, 2014, 2015 and 2016, provided, however, that each such grantee has the right to extend the vesting dates by six-month increments in their sole discretion, prior to the date the restrictions would lapse.

On January 1, 2014, the Company granted options to purchase an aggregate of 50,000 shares of Common Stock to a non-executive employee of the Company. The exercise price per share of the options is $5.00 per share, and 50% of the options will vest on each of the first and second anniversaries of the grant date.

Stock Options and Warrants

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

The fair value for all options and warrants was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected Volatility (i)	22-23%
Expected Dividend Yield	0%
Expected Life (Term) (ii)	2.0 – 3.0 years
Risk-Free Interest Rate	0.50% - 0.60%

The options that the Company granted under the Plan expire at various times, either five, seven or ten years from the date of grant, depending on the particular grant.

(i)	Due to the Company’s limited trading activity, the Company used the average volatility of similar companies in its industry.
(ii)	Due to the Company’s limited history, the expected life of options was calculated using the ‘simplified method’ in accordance with Staff Accounting Bulletin (“SAB”) Topic 14.02 in accordance with SAB 110.

Stock Options

A summary of the Company’s stock options for the Current Quarter is as follows:

		Weighted-Average
	Options	Exercise Price
Outstanding at January 1, 2014	343,125	$4.11
Granted	50,000	5.00
Canceled	-	-
Exercised	-	-
Expired/Forfeited	(13,500)	3.00
Outstanding at March 31, 2014	379,625	$4.66
Exercisable at March 31, 2014	304,500	$4.75

Compensation expense related to stock option grants for the Current Quarter and the Prior Year Quarter was $11,000 and $20,000, respectively. Compensation expense related to stock options is reported as stock-based compensation under operating expenses in the unaudited condensed consolidated statements of operations.  An additional amount of $15,000 is expected to be expensed over a period of 21 months from April 1, 2014 through December 31, 2015.

The preceding table does not include options to purchase 576 shares of Common Stock for $728 per share issued under the Company’s former equity plan. The Company does not expect to issue any equity awards under this plan.

Warrants

A summary of the Company’s warrants for the Current Quarter is as follows:

		Weighted-Average
	Warrants	Exercise Price
Outstanding at January 1, 2014	1,469,543	$3.05
Granted	-	-
Canceled	-	-
Exercised	-	-
Expired/Forfeited	-	-
Outstanding at March 31, 2014 and expected to vest	1,469,543	$3.05
Exercisable at March 31, 2014	1,457,043	$3.07

Compensation expense related to warrants for the Current Quarter and the Prior Year Quarter was $0 and $11,000, respectively. Compensation expense related to warrants in the Prior Year Quarter is reported as stock-based compensation under operating expenses in the unaudited condensed consolidated statements of operations.

The Company values other warrants issued to non-employees at the commitment date at the fair market value of the instruments issued, a measure which is more readily available than the fair market value of services rendered, using the Black-Scholes model. The fair market value of the instruments issued is expensed over the vesting period.

Compensation expense related to warrants in connection with a licensing agreement is amortized over the 5-year initial term of the license agreement and is recorded as a discount to licensing revenues. The stock-based licensing revenue-discount for the Current Quarter and the Prior Year Quarter was $1,000 in each quarter.  An additional amount of $12,000 is expected to be amortized over a period of 30 months from April 1, 2014 through September 30, 2016.

In October 2013, the Company issued to Adam Dweck (“AD”) who is an Executive Vice President of Earthbound, LLC (“Earthbound”) and the son of Jack Dweck, who is a principal of Earthbound and is on the Company’s board of directors (see Note 8, Related Party Transactions), warrants to purchase 25,000 shares of common stock with an exercise price of $5.00 per share and a term expiring August 2, 2016. The 12,500 warrants are subject to AD generating $0.5 million of accumulated royalties and additional Warrants to purchase 12,500 shares of Common Stock at an exercise price of $5.00 per share, subject to AD generating $1.0 million of accumulated royalties. To date, AD has reached the first milestone of $0.5 million sourced royalties and the Company deems it likely that AD will reach the second milestone of $1.0 million of AD sourced royalties by August 2, 2016. Compensation expense related to warrants in connection with the licensing agreement is amortized over the expected period in which the royalty targets will be met and is recorded as a royalty commission expense and netted with licensing revenues. The stock-based commission expense for the Current Quarter and the Prior Year Quarter was $1,000 and $0, respectively.  An additional amount of $1,000 is expected to be amortized over a period of 9 months from April 1, 2014 through December 31, 2014.

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

A summary of the Company’s restricted stock for the Current Quarter is as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2014	2,026,554	$3.59
Granted	825,000	4.00
Canceled	-	-
Vested	(35,000)	3.86
Expired/Forfeited	(2,000)	-
Outstanding at March 31, 2014	2,814,554	$3.71

Compensation expense related to restricted stock grants for the Current Quarter and Prior Year Quarter was $1,556,000 and $34,000, respectively. Compensation expense related to restricted stock grants is reported as stock-based compensation under operating expenses in the unaudited condensed consolidated statements of operations. An additional amount of $2,560,000 is expected to be amortized over a period of 30 months from April 1, 2014 through September 2016.

Shares Available Under the Company’s 2011 Equity Incentive Plan

At March 31, 2014 there were 1,252,008 common shares available for issuance under the Company’s 2011 Equity Incentive Plan.

Shares Reserved for Issuance

At March 31, 2014, there were 3,101,752 common shares reserved for issuance pursuant to warrants, stock options and availability for issuance under the Company’s 2011 Equity Incentive Plan.

Dividends

The Company has not paid any dividends to date.

6.	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period, including stock options and warrants, using the treasury stock method, and convertible debt, using the if-converted method. Diluted EPS excludes all potentially dilutive shares of common stock if their effect is anti-dilutive.

Shares used in calculating basic and diluted income (loss) per share are as follows:

	Three Months ended March 31
	2014	2013
Basic	10,830,312	7,339,979
Effect of exercise of stock options	-	475
Effect of exercise of warrants	-	582,075
Diluted	10,830,312	7,922,529

The computation of basic and diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months ended March 31,
	2014	2013
Stock options and warrants	1,201,925	814,675

7.	Segment Information

Since the Company opened its first retail store in June 2013, it operates in two segments - (1) design and licensing and (2) retail, which are based on its business activities and organization. The operating segments are segments of the Company for which separate discrete financial information is available and for which operating results are evaluated regularly by the chief operating decision makers, made up of the Company’s executive management team, in deciding how to allocate resources, as well as in assessing performance. The primary key performance indicators are net sales or revenue (in the case of licensing and design fees) and operating income for each segment. The design and licensing segment includes royalties earned on licensed products and use of the Company’s trademarks, and rights granted to third parties for the right to sell the Company’s products and related design and other service fees. The retail segment represents sales of the Company’s branded products through its retail stores. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. Corporate overhead expenses are allocated to the segments based upon specific usage or other allocation methods.

The following table presents the key performance information of the Company’s reportable segments:

	Three Months Ended March 31,
	2014	2013
Revenue:
Net licensing revenue	$3,103,000	$2,903,000
Design and service fee income	437,000	285,000
Design and licensing revenues	3,540,000	3,188,000
Retail sales	26,000	-
Total revenues	$3,566,000	$3,188,000

Operating income (loss):
Design and licensing	$(972,000)	$539,000
Retail	(317,000)	-
Total operating income (loss)	$(1,289,000)	$539,000

	Three Months Ended March 31,
Capital Expenditures	2014	2013
Property and equipment :
Design and licensing	$81,000	$51,000
Retail	225,000	-
Total capital expenditures	$306,000	$51,000

Long Lived Assets	March 31, 2014	December 31, 2013
Trademarks and other intangibles, net :
Design and licensing	$45,176,000	$45,308,000
Retail	-	-
Total Trademarks and other intangibles, net	$45,176,000	$45,308,000

Property and equipment :
Design and licensing	$930,000	$939,000
Retail	428,000	214,000
Total property and equipment	$1,358,000	$1,153,000

	March 31,
	2014	2013
Depreciation and amortization :
Design and licensing	$224,000	$217,000
Retail	11,000	-
Total depreciation and amortization	$235,000	$217,000

8.	Related Party Transactions

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

On July 10, 2012, the Company and Mr. Slater entered into an amendment (the “Amendment”) to the agreement. Pursuant to the Amendment, the Company paid to Mr. Slater $163,000 as payment in full for (i) the cancellation of all amounts which are or may otherwise become due or payable to Mr. Slater under the terms of the agreement for licensees already introduced to the Company by Mr. Slater and which Mr. Slater was entitled to fifteen percent (15%) of the revenues from such licensees under the agreement, and (ii) the assignment to the Company of all such amounts payable directly to Mr. Slater pursuant to such license agreements. The Company has capitalized this payment and amortizes the expense in accordance with the revenue earned from the respective licensing agreements on which this payment was based.

The Company incurred direct licensing costs with Mr. Slater, who serves as a director for the Company, from amortization of a prepaid licensing commission payment in 2012 for the Current Quarter and the Prior Year Quarter of $21,000 and $11,000, respectively.

On June 5, 2013, the Company paid Threadstone Advisors, LLC (“Threadstone”) a fee of $280,000 for the placement of $4,000,000 of proceeds from a private stock offering. This placement fee was recorded as a reduction in paid-in capital and reflected in the stockholders’ equity section of the condensed consolidated balance sheet. Mr. Slater is an officer and a 5% owner of Threadstone.

Licensing Agent Agreement

On August 2, 2011, the Company entered into a licensing agent agreement with AD, pursuant to which he is entitled to a five percent (5%) commission on any royalties we receive under any new license agreements that he procures for us during the initial term of such license agreements. AD earned $6,000 and $3,000 in fees for the Current Quarter and Prior Year Quarter, respectively.

We granted to AD warrants to purchase 12,500 shares of common stock at an exercise price of $5.00 per share, subject to AD generating $0.5 million of accumulated royalties and additional warrants to purchase 12,500 shares of common stock at an exercise price of $5.00 per share, subject to AD generating $1.0 million of accumulated royalties. Additionally, AD shall be entitled to receive warrants to purchase 25,000 shares of common stock priced at the fair market value at the time of issuance, subject to AD generating $2.0 million of accumulated royalties. These warrants all expire on August 2, 2016. AD has reached the first milestone of $500,000 sourced royalties and it is likely AD will reach the second milestone of $1,000,000 of AD sourced royalties by August 2, 2016. The Company subsequently issued warrants to AD to purchase 25,000 shares of common stock of which 12,500 vest in 2013 and 12,500 vest upon achieving the second milestone.

Jones Texas, Inc.

Edward Jones, III, a principal shareholder and chief executive officer of Jones Texas, Inc. (“JT”) is on the Company’s board of directors. The Company and JT entered into a consulting agreement on March 28, 2012, whereby JT shall pursue and introduce licensing opportunities for the Company. JT procured a license for the Company during 2012, under which the Company agreed to remit 15% of the license revenues for the initial term of the license. JT earned $0 and $3,000 in fees for the Current Quarter and Prior Year Quarter, respectively.

Executive Officer

In April 2013, the Company purchased $2,300 in used equipment from our Chief Executive Officer to be utilized at our New York City location.  The purchase price was at the estimated fair market value of the equipment.

9.	Subsequent Events

Acquisition of the Judith Ripka Trademarks

On April 3, 2014, JR Licensing entered into an asset purchase agreement dated April 1, 2014 (the “Purchase Agreement”) with Judith Ripka Berk (“Ms. Ripka”), an individual, and certain companies owned by Ms. Ripka including Judith Ripka Creations (collectively “Ripka”), pursuant to which JR Licensing purchased from Ripka, the Ripka Brand, including the Judith Ripka and Judith Ripka Sterling trademarks and other intellectual property rights. On the closing date of the acquisition, the Company paid Ripka $12.0 million in cash, $6.0 million through the issuance of interest free notes payable (the “Ripka Notes”), and 571,429 shares of the Company’s stock. The Ripka Notes have a term of five years from the date of issuance, are payable in cash or shares of Xcel Common Stock valued at the time of payment, at the Company’s option, and with a floor price of $7.00 per share if paid in stock, with Ripka having certain rights to extend the maturity of the Ripka Notes in the event the Company’s stock is trading at a price of less than $7.00 per share. The Company is obligated to pay Ripka an additional $1.0 million on October 1, 2014 and an additional $1.2 million on April 1, 2015. In addition, the Company agreed to pay Ripka additional consideration of up to $5 million in aggregate (the “Ripka Earn-out”), payable in cash or shares of the Company’s Common Stock based on the fair market value of our Common Stock at the time of payment, and with a floor of $7.00 per share, based on the Ripka Brand achieving in excess of $1 million of net royalty income during each of the 12-month periods beginning on October 1, 2015 and ending on October 1, 2018, less the sum of all earn out payments for any prior earn-out period. Net royalty income shall not include any revenues generated by direct-response television sales or any revenue accelerated as a result of termination.

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

In addition, JR Licensing shall prepay the outstanding amount of the JR Loan from excess cash flow (the “JR Cash Flow Recapture”) for each fiscal year commencing with the year ending December 31, 2015 in arrears in an amount equal to fifty percent (50%) of such JR Cash Flow Recapture. JR Cash Flow Recapture shall mean for any fiscal period, cash provided by operating activities for such period less (a) capital expenditures not made through the incurrence of indebtedness less (b) all interest and principal (including indebtedness owed for the JR Loan) paid or payable during such period less (c) the portion of the holdback amount paid or payable pursuant to the Purchase Agreement during such period less (d) payments made during such period by JR Licensing to Xcel equal to the estimated tax liability of Xcel resulting from any taxable income (net of losses, including for prior years to the extent permitted to be deducted) of JR Licensing. JR Licensing also executed a guaranty of our outstanding $13 million loan with BHI, in favor of BHI, secured by a pledge of all of JR Licensing’s assets.

Financial Covenants. The Company is required to maintain;

•	minimum fixed charge ratio, of 1.20 to 1.00 for the periods ending on or prior to December 31, 2015 and not less than 1.10 to 1.00 for periods commencing on and after March 31, 2016;

•	minimum EBITDA (as defined in the BHI loan documents), not be less than $5,500,000 for the fiscal year ending December 31, 2014, not less than $7,500,000 for the fiscal year ending December 31, 2015, not less than $11,000,000 for the fiscal year ending on December 31, 2016 and not less than $12,000,000 for fiscal year ending December 31, 2017 and each fiscal year end thereafter;

•	$31 million minimum net worth;

•	$3 million minimum liquidity covenants; and

•	other non-monetary covenants, including reporting requirements and trademark preservation in accordance with the terms and conditions of the JR Loan.

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

Term Loan Amendment

On April 3, 2014 and in conjunction with the Ripka Brand acquisition and entering into the JR Loan, the Company amended the Term Loan. The amendments include:

•	Minimum EBITDA (as defined in the BHI loan documents) of IM Brands shall not be less than $6,000,000 for the fiscal year ending December 31, 2014, not less than $9,000,000 for the fiscal year ending December 31, 2015, not less than $11,000,000 for the fiscal year ending December 31, 2016 and not less than $12,500,000 for the fiscal year ending December 31, 2017 and each fiscal year end thereafter. EBITDA for IM Brands shall exclude allocated corporate overhead;

•	Minimum EBITDA of the Company shall not be less than $5,500,000 for the fiscal year ending December 31, 2014, not less than $7,500,000 for the fiscal year ending December 31, 2015, not less than $11,000,000 for the fiscal year ending on December 31, 2016 and not less than $12,000,000 for fiscal year ending December 31, 2017 and each fiscal year end thereafter;

•	Capital Expenditures of Guarantor and its Subsidiaries on a consolidated basis in any fiscal year shall not exceed $1,300,000;

•	$31 million minimum net worth;

•	$3 million minimum liquidity covenants; and

•	On and after January 1 2015, IM Brands shall repay an amount equal to fifty percent (50%) of Cash Flow Recapture until such time as principal payments received by BHI for the Term Loan and the JR Loan are equal to or greater than $1 million in the aggregate (other than a result of scheduled payments), then twenty percent (20%).

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 . The statements that are not historical facts contained in this report are forward-looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks are detailed in the Risk Section of our Form 10-K for the fiscal year ended December 31, 2013. The words “believe”, “anticipate,” “expect”, “confident”, “project”, “provide”, “plan”, “likely”, “future”, “ongoing”, “intend”, “may”, “should”, “would”, “could”, “guidance” and similar expressions identify forward-looking statements.

Overview

Xcel Brands, Inc. (“Xcel”,the “Company”, “we”, “us”, or “our”) is a brand management company engaged in the design, licensing, marketing and retail sales of consumer brands, including the Isaac Mizrahi Brand and certain rights of the LCNY and the Ripka Brand, which we acquired on April 3, 2014.  The Company operates in two segments - (1) Design and Licensing and (2) our Retail Business.

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

Our Design and Licensing business operates in a “working capital light” business model, wherein we license our brands to third parties, provide certain design services, and generate royalty and design and service fee revenues through licensing and other agreements with wholesale manufacturers, sourcing and design companies, and retailers. This includes licensing our own brands for promotion and distribution through an Omnichannel retail sales strategy including distribution through Direct-Response Television (i.e. QVC and The Shopping Channel), the internet, and traditional bricks-and-mortar retail channels. The Company believes that this strategy distinguishes it from other brand management companies that rely solely on their licensees for all distribution. The Isaac Mizrahi brand and LCNY brand are licensed through our wholly-owned subsidiary IM Brands, LLC (“IM Brands”) (the “Isaac Mizrahi Business”) and the Ripka Brand is licensed through our wholly-owned subsidiary, JR Licensing, LLC (“JR Licensing”).

The Company’s Retail Business operates through its wholly-owned subsidiary, IMNY Retail Management, LLC (“Retail Management”), and was launched in June 2013 opening the Company’s first retail store located in Southampton, New York (“Southampton Store”). The Company opened its second retail store, an outlet store, located near Atlanta, GA (“Georgia Store”), on March 2, 2014. Also, Retail Management plans to launch an e-commerce platform in the second quarter of this year.

Summary of operating results

The three months ended March 31, 2014 (the “Current Quarter”) compared to the three months ended March 31, 2013 (the “Prior Year Quarter”).

The Company incurred a net loss of $(0.96) million for the Current Quarter as compared to net income of $0.01 million for the Prior Year Quarter.

The Company’s operating loss was $(1.29) million in the Current Quarter, compared to an operating income of $0.54 million in the Prior Year Quarter.

Total Revenues.

Current Quarter total revenues increased approximately $0.38 million to $3.57 million from $3.19 million for the Prior Year Quarter. This was primarily related to increases in net licensing fee revenues of $0.20 million, design and service fee revenue of $0.15 million, and net retail sales of $0.03 million.

Design and Licensing Segment – Current Quarter net licensing and design and service fee revenues increased approximately $0.35 million to $3.54 million from $3.19 million for the Prior Year Quarter. Almost all of our total revenues for the Current Quarter and all of the Prior Year Quarter were net licensing revenues and design and service fees. Net licensing revenues for the Current Quarter increased by $0.20 million compared with the Prior Year Quarter primarily due to an increase in direct response television (“DRT”) revenues of $0.20 million. There was no change in wholesale licensing in the Current Quarter compared with the Prior Year Quarter. Current Quarter design and service fee revenue increased by $0.15 million compared with the Prior Year Quarter primarily due to a (non-recurring) service fee recognized in the Current Quarter.

Retail Segment - The Company reported net retail sales of $0.03 million in the Current Quarter, all of which were attributable to the Georgia Store. There are no comparative results for the Prior Year Quarter. The Southampton Store was not open for business during the winter of 2013-14 and has reopened on May 2nd of 2014.

Gross Profit.

Retail Segment – Gross loss was $0.01 million for the Current Quarter. The retail segment had one store open for one month during the Current Quarter. Included in cost of goods sold for the Current Quarter was a combined one-time shipping charge (transferring inventory from the Southampton Store to the Georgia Store) and shrink reserve of $0.02 million. There are no comparative results for the Prior Year Quarter.

Operating Expenses.

Operating expenses totaled $4.82 million for the Current Quarter compared to $2.65 million for the Prior Year Quarter, an increase of $2.17 million.

Design and Licensing Segment - Operating expenses totaled $4.51 million for the Current Quarter compared to $2.65 million for the Prior Year Quarter. This increase of approximately $1.86 million was primarily related to an increase in compensation expense, including an increase in stock-based compensation of $1.50 million. The increase in stock-based compensation was primarily due to restricted stock grants issued on January 1, 2014.

Retail Segment – Operating expenses were $0.31 million for the Current Quarter. The Georgia Store was the only location open during the Current Quarter. In addition to incurring operating costs for the Georgia Store, the Retail Segment also incurred expenses in connection with the planned launch of an e-commerce platform and costs preparing the Southampton Store for opening. There were no comparative results for the Prior Year Quarter.

Operating Income (Loss).

Operating results for the Current Quarter decreased approximately $1.83 million to an operating loss of $(1.29) million from operating income of $0.54 million for the Prior Year Quarter based on the information provided in the revenue and operating expense sections above.

Design and Licensing Segment - Operating results for the Current Quarter decreased approximately $1.51 million to an operating loss of $(0.97) million from operating income of $0.54 million for the Prior Year Quarter. This is primarily driven by the increase in stock-based compensation of $1.50 million.

Retail Segment – Operating loss for the Current Quarter was $0.32 million. The loss was primarily the result of the retail business having only one store open for one month in the Current Quarter and scaling retail operations and fixed overhead associated with our retail business.

Interest and Finance Costs.

Interest and finance costs for the Current Quarter decreased by approximately $0.28 million to $0.24 million compared to $0.52 million in the Prior Year Quarter. This is primarily due to the $0.13 million decrease attributable to lower interest rates in the Company’s term debt and a decrease of $0.15 million in the Current Quarter of interest expense and finance charges from the amortization of debt discounts and deferred finance costs compared with the Prior Year Quarter.

Provision for Income Taxes.

The effective income tax rate for the Current Quarter was approximately (37%) resulting in a $0.57 million income tax benefit. The effective income tax rate for the Prior Year Quarter was 38% resulting in a $0.08 million income tax expense.

Net Income.

Our net loss was $(0.96) million in the Current Quarter, compared to net income of $0.01 million in the Prior Year Quarter, as a result of the factors discussed above.

Adjusted EBITDA.

Adjusted EBITDA for the Current Quarter decreased approximately $0.31 million to $0.54 million from $0.85 million for the Prior Year Quarter. The decrease was primarily attributable to the operating loss from the retail segment of $0.32 million.

Adjusted EBITDA is a non- GAAP (generally accepted accounting principles), unaudited term, defined as net income before interest expense and other financing costs (including gain (loss) on extinguishment of debt), income taxes, other state and local franchise taxes, depreciation and amortization, non-cash compensation and other non-cash income and (expenses) (including gain on reduction of contingent obligations). Management uses Adjusted EBITDA as a measure of operating performance to assist in comparing performance from period to period on a consistent basis and to identify business trends relating to the Company's results of operations.

The following table is a reconciliation of net income to Adjusted EBITDA

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$(955,000)	$13,000
Depreciation & amortization	235,000	217,000
Interest and finance expense	238,000	518,000
Income provision (benefit)	(572,000)	8,000
State and local franchise taxes	28,000	21,000
Stock based compensation	1,567,000	65,000
Other non-cash adjustments	1,000	1,000
Adjusted EBITDA	$542,000	$843,000

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund working capital needs, and to a lesser extent, capital expenditures. At March 31, 2014 and December 31, 2013, our unrestricted cash and cash equivalents were $6.47 million and $7.46 million, respectively.

We expect that existing cash and operating cash flows will be adequate to meet our operating needs, debt service obligations and capital expenditure needs including the debt service under our term loan facilities for the next twelve months.  We are dependent on our licensees for most of our revenues, and there is no assurance that the licensees will perform as projected.

Our design and licensing segment does not require significant capital expenditures. However, we opened the Southampton Store in June 2013 for which $0.14 million of capital expenditures were incurred. The Southampton location will undergo a renovation for which an additional $0.04 million of capital expenditures have been incurred in the Current Quarter. We opened the Georgia Store in March 2014, incurring approximately $0.23 million of capital expenditures. Aside from these two locations, we currently have no commitments to open additional retail stores, but we are evaluating retail opportunities. We are planning to launch an e-commerce platform in May of this year, for which we incurred $0.03 million of capital expenditures. If we expand the retail business, we would be limited to the number of stores we could open without the consent of our lender. In accordance with the terms of the New Loan, we are limited each year to $1.3 million of capital expenditures, annually.

The Company’s contingent obligations (See Note 4, Debt in the Condensed Consolidated Financial Statements) are payable in stock and/or cash, at the Company’s discretion. Payment of these obligations in stock would not affect the Company’s liquidity.

The Seller Note (See Note 4, Debt in the Condensed Consolidated Financial Statements) is payable in cash up to $1.5 million beginning in 2015, of which $1.0 million of the cash payment is subject to BHI’s approval. The principal portion of the Seller Note not required to be paid in cash is payable with stock and/or cash, at the Company’s discretion. Payment of these obligations in stock would not affect the Company’s liquidity.

Changes in Working Capital

At March 31, 2014 and December 31, 2013, the working capital ratio (current assets to current liabilities) was 3.68 to 1.00 and 4.79 to 1.00, respectively. Commentary on components of our cash flows for the Current Quarter as compared to the Prior Year Quarter is set forth below:

Operating Activities

Net cash provided by (used in) operating activities was approximately $(0.11) million and $0.19 million in the Current Quarter and Prior Year Quarter, respectively. The Current Quarter’s cash used in operating activities was primarily due to a net loss of $(0.96) million, adjusted for net change in operating assets and liabilities of $(0.47) million and partially offset by non-cash operating expenses of $1.32 million. Non-cash operating expenses consist of $1.57 million of stock-based compensation, $0.23 million of depreciation and amortization, $(0.57) million of deferred income tax benefit and $0.09 million of amortization of debt discount and deferred finance charges. The Prior Year Quarter’s cash provided by operating activities was primarily due to net income of $0.01 million, adjusted for stock-based compensation of $0.07 million, depreciation and amortization of $0.22 million, non-cash interest and other finance costs of $0.23 million, deferred income tax benefit of $(0.05) million, and partially offset by net change in operating assets and liabilities of $(0.29) million.

Investing Activities

Net cash used in investing activities for the Current Quarter was approximately $0.47 million compared with $0.05 million in the Prior Year Quarter. The Current Quarter net cash used in investing activities was attributable to capital expenditures of $0.03 million and $0.17 million in advance deposits for the acquisition of the Ripka Brand (see Note 9, Subsequent Events in the Condensed Consolidated Financial Statements). In the Prior Year Quarter, $0.05 million of capital expenditures was attributable to property and equipment.

Financing Activities

Net cash used in financing activities for the Current Quarter was approximately $0.41 million, primarily attributable to $0.32 million of contingent obligation payment, $0.06 million of repurchased shares of restricted stock that had vested and $0.03 million of deferred financing costs related to the Ripka Brand acquisition. Net cash used in financing activities for the Prior Year Quarter was approximately $0.34 million, primarily attributable to a $0.34 million payment of term debt.

Other Factors

We continue to seek to expand and diversify the types of licensed products being produced under the Isaac Mizrahi Brand, and beginning in April 2014 the Ripka Brand.  We will seek to continue to diversify the distribution channels within which licensed products are sold, in an effort to reduce dependence on any particular retailer, consumer or market sector within each of our brands.  Our acquisition of the Ripka Brand, whose core products have been in fine jewelry, helps diversify our industry focus (the Isaac Mizrahi Brand and LCNY Brand have a core business in fashion and accessories), while at the same time complementing, expanding and growing our overall business relationship with QVC. We also intend to seek new opportunities, including opening additional retail stores, international expansion through direct response television and licensing arrangements and acquiring additional brands.  The success of our Company, however, will still remain largely dependent on our ability to build and maintain our brands’ awareness and contract with and retain key licensees and on our licensees’ ability to accurately predict upcoming fashion and design trends within their respective customer bases and fulfill the product requirements of their particular retail channels within the global marketplace. Unanticipated changes in consumer fashion preferences, slowdowns in the U.S. economy, changes in the prices of supplies, consolidation of retail establishments, and other factors noted in “Risk Factors,” could adversely affect our licensees’ ability to meet and/or exceed their contractual commitments to us and thereby adversely affect our future operating results.

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

Revenue Recognition

In connection with our licensing model, revenue is generated from licenses and is based on reported sales of licensed products bearing our trademarks, at royalty rates specified in the license agreements. These agreements are also subject to contractual minimum levels. Design and service fees are recorded and recognized in accordance with the terms and conditions of each service contract, including the Company meeting its obligations and providing the relevant services under each contract. Generally, we record on a straight-line basis, each base fee as stated in each service agreement for the covered period and, if applicable, we recognize additional payments received that relate to a future period as deferred revenue, until service is provided or revenue is otherwise earned. We recognize revenue from our retail stores upon sale of our products to retail consumers, net of estimated returns.

Trademarks, Goodwill and Other Intangible Assets

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 350 - Intangibles, Goodwill and Other (“ASC Topic 350”). Under this standard, goodwill and indefinite lived assets are not amortized. The Company’s definite lived intangible assets are amortized over their estimated useful lives.

Under this standard, the Company annually has the option to first assess qualitatively whether it is more likely than not that there is an impairment. The Company completed its annual quantitative assessment of trademarks, goodwill and other intangibles at December 31, 2013 and determined that no impairment charges were required.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718 “Compensation - Stock Compensation”, by recognizing the fair value of stock-based compensation as an operating expense in the Company’s condensed consolidated statements of operations. The fair value of the Company’s stock option awards are estimated using the Black-Scholes option valuation model and restricted stock awards are valued at the fair value of the Company’s stock at the time of grant. The Black-Scholes model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. Compensation cost for restricted stock is measured using the fair value of the Company’s Common Stock at the date the Common Stock is granted. The fair value of stock-based awards is amortized over the service period of the awards. Stock-based compensation that relates to contract performance is amortized over the term of the corresponding contract. For stock-based awards that vest based on performance conditions (e.g. achievement of certain milestones), expense is recognized when it is probable that the condition will be met. In addition, the calculation of compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period.

Fair Value of Contingent Obligations

ASC Subtopic 820-10 “Fair Value Measurements and Disclosures” defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Subtopic 820-10 outlines a valuation framework, creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements, and details the disclosures that are required for items measured at fair value. We have contingent obligations that are required to be measured at fair value on a recurring basis. Our contingent obligations were measured using inputs from Level 3 of the fair value hierarchy, which states:

Level 3 – unobservable inputs that reflect our assumptions that market participants would use in pricing assets or liabilities based on the best information available. The Company’s earn-out obligation (See Note 4, Debt) is based upon certain projected net royalty revenues as defined in the terms and conditions of the acquisition of the Isaac Mizrahi Brand.

Income Taxes

Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities. Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted rates in effect during the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. ASC Topic 740, “Accounting for Income Taxes”, clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. Tax positions shall initially be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a probability of fifty percent (50%) or greater of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of March 31, 2014.

B. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

There were no changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

We operate in a highly competitive industry that involves numerous known and unknown risks and uncertainties that could impact our operations. The risks described in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

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

Date: May 14, 2014	By:	/s/ Robert W. D’Loren
Name: Robert W. D’Loren
Title: Chairman and Chief Executive Officer

	By:	/s/ James Haran
Name: James Haran
Title: Chief Financial Officer and Vice President

