Form 10-Q
period 2014-06-30
XCel Brands, Inc.
filed 2014-08-14
CIK 1083220

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

As of August 8, 2014 12,025,704 shares of common stock, $.001 par value per share, of the issuer were outstanding.

XCEL BRANDS, INC.

Xcel Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
Assets	(Unaudited)	(See Note 1)
Current Assets:
Cash and cash equivalents	$5,107,000	$7,461,000
Accounts receivable, net	4,769,000	3,541,000
Inventory	440,000	70,000
Prepaid expenses	520,000	477,000
Total current assets	10,836,000	11,549,000
Property and Equipment:
Leasehold improvements, furniture and equipment	2,370,000	1,922,000
Less: accumulated depreciation	987,000	769,000
Total property and equipment	1,383,000	1,153,000
Other Assets:
Trademarks and other intangibles, net	69,826,000	45,308,000
Goodwill	12,371,000	12,371,000
Deferred finance costs, net	404,000	199,000
Other assets	305,000	344,000
Total other assets	82,906,000	58,222,000
Total Assets	$95,125,000	$70,924,000

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	2,245,000	1,289,000
Deferred revenue	919,000	491,000
Other current liabilities	2,361,000	66,000
Current portion of long-term debt	1,875,000	565,000
Total current liabilities	7,400,000	2,411,000
Long-Term Liabilities:
Long-term debt, less current portion	39,120,000	24,161,000
Deferred tax liabilities	8,105,000	8,918,000
Other long-term liabilities	52,000	57,000
Total long-term liabilities	47,277,000	33,136,000
Total Liabilities	54,677,000	35,547,000

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 25,000,000 shares authorized, 12,000,704 and 10,005,509
issued and outstanding at June 30, 2014 and December 31, 2013, respectively	12,000	10,000
Paid-in capital	36,458,000	30,843,000
Retained earnings	3,978,000	4,524,000
Total stockholders' equity	40,448,000	35,377,000

Total Liabilities and Stockholders' Equity	$95,125,000	$70,924,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Net licensing revenue	$5,626,000	$2,885,000	$8,729,000	$5,788,000
Design and service fee revenue	438,000	289,000	875,000	574,000
Net retail sales	120,000	32,000	146,000	32,000
Total revenues	6,184,000	3,206,000	9,750,000	6,394,000
Cost of goods sold	79,000	13,000	112,000	13,000
Gross profit	6,105,000	3,193,000	9,638,000	6,381,000

Operating expenses
Salaries, benefits and employment taxes	2,620,000	1,502,000	4,722,000	3,067,000
Other design and marketing costs	181,000	88,000	356,000	286,000
Other selling, general and administrative expenses	856,000	550,000	1,599,000	1,154,000
Stock-based compensation	1,820,000	2,292,000	3,387,000	2,357,000
Depreciation and amortization	256,000	224,000	491,000	441,000
Total operating expenses	5,733,000	4,656,000	10,555,000	7,305,000

Other expenses (income)
Gain on reduction of contingent obligation	(600,000)	-	(600,000)	-
Total other expenses (income)	(600,000)	-	(600,000)	-

Operating income (loss)	972,000	(1,463,000)	(317,000)	(924,000)

Interest and finance expense
Interest expense - term debt	226,000	273,000	370,000	549,000
Other interest and finance charges	183,000	247,000	277,000	489,000
Total interest and finance expense	409,000	520,000	647,000	1,038,000

Income (loss) before income taxes	563,000	(1,983,000)	(964,000)	(1,962,000)

Provision (benefit) for income taxes	154,000	(787,000)	(418,000)	(779,000)

Net income (loss)	$409,000	$(1,196,000)	$(546,000)	$(1,183,000)

Net income (loss) per share:
Basic	$0.03	$(0.13)	$(0.05)	$(0.14)
Diluted	$0.03	$(0.13)	$(0.05)	$(0.14)

Weighted average number of common shares outstanding:
Basic	11,713,813	9,138,085	11,274,503	8,243,999
Diluted	12,710,184	9,138,085	11,274,503	8,243,999

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

	Common Stock		Paid - in	Retained
	Share	Amount	Capital	Earnings	Total
Balances, January 1, 2014	10,005,509	$10,000	$30,843,000	$4,524,000	$35,377,000

Shares issued to employees and directors in connection with restricted stock grants, net of forfeitures	1,428,850	1,000	-	-	1,000

Issuance of Common Stock in connection with asset acquisition	571,429	1,000	2,285,000	-	2,286,000

Compensation expense in connection with stock options, warrant and restricted stock	-	-	3,387,000	-	3,387,000

Shares repurchased on vesting of restricted stock	(15,750)	-	(63,000)	-	(63,000)

Shares issued on exercise of stock options	10,666	-	6,000	-	6,000

Net loss for the six months ended June 30, 2014	-	-	-	(546,000)	(546,000)

Balances, June 30, 2014	12,000,704	$12,000	$36,458,000	$3,978,000	$40,448,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30
	2014	2013

Cash flows from operating activities
Net loss	$(546,000)	$(1,183,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	491,000	441,000
Amortization of deferred finance costs	34,000	60,000
Stock-based compensation	3,387,000	2,357,000
Allowance for doubtful accounts	-	4,000
Amortization of seller notes discount	233,000	289,000
Amortization of senior note discount	-	119,000
Deferred income tax benefit	(812,000)	(920,000)
Gain on reduction of contingent obligations	(600,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,228,000)	(295,000)
Inventory	(370,000)	(97,000)
Prepaid expenses and other assets	(4,000)	32,000
Accounts payable and accrued expenses	920,000	(204,000)
Deferred revenue	457,000	(41,000)
Other liabilities	106,000	21,000
Net cash provided by operating activities	2,068,000	583,000

Cash flows used in investing activities
Cash consideration for the acquisition of the Ripka Brand	(12,363,000)	-
Purchase of property and equipment	(448,000)	(215,000)
Increase in long-term security deposit	-	(8,000)
Net cash used in investing activities	(12,811,000)	(223,000)

Cash flows provided by financing activities
Proceeds from term debt related to the Ripka Brand	9,000,000	-
Proceeds from issuance of Common Stock and warrants	-	5,000,000
Proceeds from issuance of Common Stock on exercise of stock options	6,000	-
Shares repurchased on vesting of restricted stock	(63,000)	-
Payment of contingent obligation	(315,000)	-
Payment of deferred finance costs	(239,000)	-
Payment of expenses related to issuance of Common Stock	-	(292,000)
Repayment of long-term debt	-	(675,000)
Repayment of lease obligation	-	(3,000)
Net cash provided by financing activities	8,389,000	4,030,000

Net (decrease) increase in cash and cash equivalents	(2,354,000)	4,390,000

Cash and cash equivalents, beginning of period	7,461,000	3,929,000

Cash and cash equivalents, end of period	$5,107,000	$8,319,000

Supplemental disclosure of non-cash activities:
Issuance of Notes payable as partial consideration in the acquisition of the Ripka Brand
(net of debt discount - see Note 6)	$4,165,000	$-
Issuance of Common Stock in connection with the acquisition of the Ripka Brand	$2,286,000	$-
Contingent obligations relating to the acquisition of the Ripka Brand	$3,786,000	$-

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$58,000	$227,000
Cash paid during the period for interest	$343,000	$562,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Nature of Operations, Background and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Xcel Brands, Inc., (“Xcel”, the "Company", “we”, “us”, or “our”), all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. The Condensed Consolidated Balance Sheet as of December 31, 2013 has been derived from audited consolidated financial statements. Operating results for the three months (the “Current Quarter”) and six months (the “Current Six Months”) ended June 30, 2014 are not necessarily indicative of the results that may be expected for a full fiscal year.

The Company engages in the design, licensing, marketing and retail sales of consumer brands, including the Isaac Mizrahi Brand and certain rights of the Liz Claiborne New York Brand (“LCNY”) and the Judith Ripka Brand (the “Ripka Brand”), which we acquired on April 3, 2014. The Company operates in two segments – (1) Design and Licensing and (2) our Retail Business.

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

The Company’s Retail Business operates through its wholly-owned subsidiary, IMNY Retail Management, LLC (“Retail Management”), and was launched in June 2013 opening the Company’s first retail store located in Southampton, New York (the “Southampton Store”). The Company opened its second retail store, an outlet store, located near Atlanta, GA (the “Georgia Store”), on March 2, 2014. Also, Retail Management launched its e-commerce platform in May 2014.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Certain reclassifications have been made to the prior period condensed consolidated financial statements to conform to the current period presentation.

2.	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (ASU 201-09). ASU 201-09 provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The core principle of ASU 2014-09 is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for fiscal years beginning after December 15, 2016 and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s condensed consolidated financial statements and disclosures.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation” (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 affects entities that grant their employees share-based payments in which terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-12 will have on the Company’s condensed consolidated financial statements and disclosures.

3.	Acquisition of the Judith Ripka Trademarks

On April 3, 2014, JR Licensing entered into an asset purchase agreement dated April 1, 2014 (the “Purchase Agreement”) with Judith Ripka Berk (“Ms. Ripka”), an individual, and certain companies owned by Ms. Ripka including Judith Ripka Creations (collectively “Ripka”), pursuant to which JR Licensing purchased from Ripka, the Ripka Brand, including the Judith Ripka and Judith Ripka Sterling trademarks and other intellectual property rights. On April 3, 2014, the closing date of the acquisition, the Company paid Ripka $12.0 million in cash, $6.0 million through the issuance of interest free notes payable (the “JR Seller Notes”) (see Note 6) and the issuance of 571,429 shares of the Company’s stock. The Company is also obligated to pay to Ripka $1.0 million and $1.2 million in cash or shares of the Company’s Common Stock on October 1, 2014 and April 1, 2015, respectively. In addition, the Company agreed to pay Ripka additional contingent consideration of up to $5 million in aggregate, payable in cash or shares of the Company’s Common Stock (see Note 6).

Concurrent with the acquisition of the Ripka Brand, the Company entered into (i) a license agreement with QVC that provides for a royalty to be paid to the Company by QVC based on net sales of products under the Ripka Brand (the “QVC Ripka Agreement”), and (ii) a license with an affiliate of Ripka that will design, source, market, and promote products under the Ripka Brand to wholesale accounts, through an e-commerce site which Xcel will operate, and through Ripka owned retail stores (the “Wholesale Business”). The license with the Wholesale Business provides for a royalty payable to the Company based on its wholesale sale of products under the Ripka Brand. The Company issued to QVC a warrant (the “QVC Warrant”) to purchase a number of shares of our Common Stock equal to (i) 4.75% of the number of shares of common stock of Xcel issued and outstanding on the date the QVC Warrant becomes exercisable less (ii) 571,429 shares of our Common Stock (subject to adjustment in the event of a stock split, combination, or stock dividend). The QVC Warrant is exercisable at a price of $.001 per share and becomes exercisable only upon Ms. Ripka becoming obligated to make a specified payment to QVC under the QVC Ripka Agreement and remains exercisable until such obligation is satisfied in full. Management has determined that the probability of the warrants becoming exercisable is highly unlikely and, therefore, no value was assigned to them as of June 30, 2014.

Concurrent with the acquisition of the Ripka Brand, JR Licensing entered into a $9 million, 5-year term loan with Bank of Hapoalim (“BHI”) and amended the existing IM Term Loan, as more fully described in Note 6.

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Ms. Ripka is also eligible to receive an annual cash bonus for each calendar year during the term of her employment (or any partial fiscal year during the term), equal to ten percent (10%) of the direct response television royalty income during such calendar year in excess of $6 million.

The Ripka Brand acquisition was accounted for as an asset purchase. The aggregate purchase price was allocated to the following assets based on the fair market value of the assets on the date of acquisition:

Allocated to:
Trademarks	$24,600,000
Copyrights & other intellectual property	190,000
Total acquisition price	$24,790,000

The following represents the aggregate purchase price of $24.8 million, including legal and other fees of $0.39 million:

Cash paid	$11,975,000
Installment payment due October 1, 2014	1,000,000
Installment payment due April 1, 2015	1,190,000
JR Seller Notes (at fair value, see Note 6)	4,165,000
Fair value of common stock issued (571,429 shares)	2,286,000
Ripka Earn-Out obligation (at fair value, see Note 6)	3,786,000
Direct transaction expenses	388,000
Total consideration	$24,790,000

4.	Trademarks, Goodwill and Other Intangibles

Trademarks and other intangibles, net consist of the following:

	June 30, 2014	December 31, 2013
Trademarks	$69,100,000	$44,500,000
Licensing agreements	2,000,000	2,000,000
Copyrights & other intellectual property	190,000	–
Accumulated amortization	(1,464,000)	(1,192,000)
Net carrying amount	$69,826,000	$45,308,000

Amortization expense for intangible assets for the Current Quarter and the quarter ended June 30, 2013 (the “Prior Year Quarter”) was $139,000 and $132,000, respectively. Amortization expense for intangible assets for the Current Six Months and the six months ended June 30, 2013 (the “Prior Year Six Months”) was $272,000 and $263,000, respectively. The trademarks of the Ripka Brand and the Isaac Mizrahi Brand and related goodwill have been determined to have an indefinite useful life and accordingly, consistent with ASC Topic 350, no amortization has been recorded in the Company's unaudited condensed consolidated statements of operations.

As of June 30, 2014, the Company had $12,371,000 of goodwill relating to the acquisition of the Isaac Mizrahi Business. There was no change in goodwill during the Current Six Months.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

5.	Significant Contracts

QVC Agreements

In connection with the Company’s agreements with QVC, they are required to pay us fees based primarily on a percentage of its net sales of Isaac Mizrahi and Ripka branded merchandise. QVC royalty revenue represents a significant portion of the Company’s total revenues. Royalties from QVC totaled $4,316,000 and $1,992,000 for the Current Quarter and the Prior Year Quarter, respectively, representing 70% and 62% of the Company’s total revenues each quarter, respectively. Royalties from QVC totaled $6,605,000 and $3,984,000 for the Current Six Months and the Prior Year Six Months, respectively, representing 68% and 62% of the Company’s total revenues, respectively. As of June 30, 2014 and December 31, 2013, the Company had receivables from QVC of $3,165,000 and $2,060,000, representing 66% and 58% of the Company’s receivables, respectively. The June 30, 2014 and December 31, 2013 QVC receivables include $1,256,000 and $152,000 of earned revenue that has been accrued but not billed as of each date, respectively.

6.	Debt

The Company’s net carrying amount of debt is comprised of the following:

	June 30, 2014	December 31, 2013
IM Term Loan	$13,000,000	$13,000,000
JR Term Loan	9,000,000	–
IM Seller Note	5,203,000	5,045,000
JR Seller Notes	4,240,000	–
Contingent obligation – IM Seller	5,766,000	6,681,000
Contingent obligation – JR Seller	3,786,000	–
Total	40,995,000	24,726,000
Current portion	1,875,000	565,000
Total long-term debt	$39,120,000	$24,161,000

IM Term Loan

On August 1, 2013, IM Brands entered into a $13.0 million 5-year term loan with BHI (the “IM Term Loan”). On April 3, 2014, in connection with entering into the JR Term Loan (as defined below) and the Ripka Brand acquisition, the Company amended the IM Term Loan. The IM Term Loan is secured by all of the assets of IM Brands and the Company’s membership interest in IM Brands and bears interest at an annual fixed rate of 4.44%, payable quarterly in arrears each calendar quarter. The obligations under the IM Term Loan are also guaranteed by the Company. Scheduled principal payments are as follows:

Date of Payment	Amount of Principal Payment

October 1, 2014, January 1, 2015, April 1, 2015 and July 1, 2015	$250,000
October 1, 2015, January 1, 2016, April 1, 2016 and July 1, 2016	$625,000
October 1, 2016, January 1, 2017, April 1, 2017 and July 1, 2017	$750,000
October 1, 2017, January 1, 2018 and April 1, 2018	$875,000
July 1, 2018	$3,875,000

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

In addition, on and after January 1, 2015, IM Brands shall repay an amount equal to fifty percent (50%) of Cash Flow Recapture (as defined below) until such time as principal payments received by BHI for the IM Term Loan and the JR Term Loan (as defined below) are equal to or greater than $1 million in the aggregate (other than a result of scheduled payments), thereafter IM Brands will then begin to repay twenty percent (20%). Cash Flow Recapture shall mean for any fiscal period, cash provided by operating activities for such period less (a) capital expenditures not made through the incurrence of indebtedness less (b) all interest and principal (including indebtedness owed for the IM Term Loan) paid or payable during such period less (c) all income tax payments made during such period.

Financial Covenants. The Company is required to maintain minimum fixed charge ratio and liquidity covenants and other non-monetary covenants, including reporting requirements and trademark preservation in accordance with the terms and conditions of the IM Term Loan. In addition,:

•	Minimum EBITDA (as defined in the BHI loan documents) of IM Brands shall not be less than $6,000,000 for the fiscal year ending December 31, 2014, not less than $9,000,000 for the fiscal year ending December 31, 2015, not less than $11,000,000 for the fiscal year ending December 31, 2016 and not less than $12,500,000 for the fiscal year ending December 31, 2017 and each fiscal year end thereafter. EBITDA for IM Brands shall exclude allocated corporate overhead;

•	Minimum EBITDA of the Company shall not be less than $5,500,000 for the fiscal year ending December 31, 2014, not less than $7,500,000 for the fiscal year ending December 31, 2015, not less than $11,000,000 for the fiscal year ending on December 31, 2016 and not less than $12,000,000 for fiscal year ending December 31, 2017 and each fiscal year end thereafter;

•	Capital expenditures of the Company and its Subsidiaries on a consolidated basis in any fiscal year shall not exceed $1.3 million;

•	$31 million of minimum net worth to be maintained by the Company at all times;

•	$3 million of minimum liquidity covenants to be maintained by the Company at all times.

As of June 30, 2014, the Company and IM Brands were in full compliance with all of the covenants under the IM Term Loan.

JR Term Loan

On April 3, 2014, the Company entered into a $9 million 5-year term loan with BHI (the “JR Term Loan”). The JR Term Loan is secured by all of the assets of JR Licensing and a guarantee from Xcel secured by a pledge of Xcel’s membership interest in JR Licensing and by a guarantee from IM Brands, secured by a pledge of all of IM Brands’ assets. The JR Term Loan bears interest at an annual variable rate of either, LIBOR plus 3.5% or Prime plus 0.50%, at JR Licensing’s option, payable, if the JR Term Loan is bearing interest based on LIBOR, on the last business day of the applicable interest period and, if the JR Term Loan is bearing interest based on Prime, quarterly in arrears on the first day of each calendar quarter. Scheduled quarterly principal payments are as follows:

Date of Payment	Amount of Principal Payment

April 1, 2015, July 1, 2015, October 1, 2015 and January 1, 2016	$375,000
April 1, 2016, July 1, 2016, October 1, 2016 and January 1, 2017	$625,000
April 1, 2017, July 1, 2017, October 1, 2017 and January 1, 2018	$750,000
April 1, 2018, July 1, 2018, October 1, 2018 and January 1, 2019	$500,000

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

In addition, JR Licensing shall prepay the outstanding amount of the JR Term Loan from excess cash flow (the “JR Cash Flow Recapture”) for each fiscal year commencing with the year ending December 31, 2015 in arrears in an amount equal to fifty percent (50%) of such JR Cash Flow Recapture. JR Cash Flow Recapture shall mean for any fiscal period, cash provided by operating activities for such period less (a) capital expenditures not made through the incurrence of indebtedness less (b) all interest and principal (including indebtedness owed for the JR Loan) paid or payable during such period less (c) the portion of the holdback amount paid or payable pursuant to the Purchase Agreement during such period less (d) payments made during such period by JR Licensing to Xcel equal to the estimated tax liability of Xcel resulting from any taxable income (net of losses, including for prior years to the extent permitted to be deducted) of JR Licensing. JR Licensing also executed a guaranty of the IM Term Loan, secured by a pledge of all of JR Licensing’s assets.

Financial Covenants. The Company is required to maintain;

•	minimum fixed charge ratio (as defined in the BHI loan documents), of 1.20 to 1.00 for the periods ending on or prior to December 31, 2015 and not less than 1.10 to 1.00 for periods commencing on and after March 31, 2016;

•	minimum EBITDA (as defined in the BHI loan documents), not be less than $5,500,000 for the fiscal year ending December 31, 2014, not less than $7,500,000 for the fiscal year ending December 31, 2015, not less than $11,000,000 for the fiscal year ending on December 31, 2016 and not less than $12,000,000 for fiscal year ending December 31, 2017 and each fiscal year end thereafter;

•	Capital expenditures on a consolidated basis in any fiscal year shall not exceed $1.3 million;

•	$31 million of minimum net worth to be maintained at all times;

•	$3 million of minimum liquidity covenants to be maintained at all times; and

•	other non-monetary covenants, including reporting requirements and trademark preservation in accordance with the terms and conditions of the JR Term Loan.

In addition, JR Licensing is required to maintain minimum EBITDA of $3 million for the fiscal year ending December 31, 2014, not less than $4 million for the fiscal year ending December 31, 2015 and not less than $5 million for the fiscal year ending December 31, 2016 and each fiscal year end thereafter. EBITDA for JR licensing shall exclude allocated corporate overhead. As of June 30, 2014, the Company and JR Licensing were in full compliance with all of the covenants under the JR Term Loan.

IM Seller Note

On September 29, 2011, as part of the consideration for the purchase of the Isaac Mizrahi Business, the Company issued to IM Ready-Made, LLC (“IM Ready”) a promissory note (the “IM Seller Note”) in the principal amount of $7,377,000. The stated interest rate of the IM Seller Note is 0.25%. Management determined that this rate was below the Company’s expected borrowing rate, which was then estimated at 9.25%. Therefore, the Company discounted the IM Seller Note by $1,740,000 using a 9.0% imputed annual interest rate, resulting in an initial value of $5,637,000. Also on September 29, 2011, the Company prepaid $123,000 of interest on the IM Seller Note. The imputed interest amount is being amortized over the term of the IM Seller Note and recorded as other interest and finance expense on the Company’s unaudited condensed consolidated statements of operations.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

On December 24, 2013, the IM Seller Note was amended (1) revising the Maturity Date to September 30, 2016 (the “Amended Maturity Date”), (2) revising the Subsequent Maturity Date to September 30, 2018 (the “Amended Subsequent Maturity Date”), (3) providing the Company with a prepayment right with its Common Stock, subject to remitting in cash the required cash payments set forth below and a minimum Common Stock price of $4.50 per share and (4) requiring interim scheduled payments. Scheduled principal payments (including amortization of imputed interest) are as follows:

Payment Date	Payment Amount	Amount Payable in Cash (i)	Amount Payable in Cash with Restrictions (ii)	Amount Payable in Stock (iii)
December 24, 2013	$1,500,000	$1,500,000	$–	–
January 31, 2015	$750,000	$500,000	$250,000	250,000
January 31, 2016	$750,000	$–	$750,000	750,000
September 30, 2016	$4,377,432	$–	$–	4,377,432

(i)	$1,500,000 was paid prior to December 31, 2013.
(ii)	Amounts payable in cash with restrictions are subject to BHI approving the cash payment. If BHI does not approve the cash payment, the amount shall be payable in shares of Common Stock subject to the provisions described above.
(iii)	This includes the last payment on the Amended Maturity Date and may include amounts payable in cash with restrictions whereby BHI provides approval and the amount would be paid with the Company’s Common Stock. Amounts payable with the Company’s Common Stock shall be subject to the provisions described above.

The stated interest rate of the IM Seller Note remains at 0.25%. Management has determined that the Company’s expected borrowing rate as of the date of the amendment was 6.44%. Based on the revised payment schedule and the change in the Company’s expected borrowing rate, the Company has increased the IM Seller Note discount by $337,000, and accordingly reduced the carrying value of the IM Seller Note. Management has determined that the amendment to the IM Seller Note was in conjunction with an amendment to the contingent obligation to IM Ready (the “Earn-out Obligation”) and the reduction to the carrying value of the Seller Note was recorded as part of the gain on reduction of contingent obligations in the Company’s December 31, 2013 consolidated statement of operations.

For the Current Quarter and the Prior Year Quarter, the Company incurred interest expense of $85,000 and $156,000, respectively, which includes amortization of the discount on the IM Seller Note of $80,000 and $146,000, respectively. For the Current Six Months and the Prior Year Six Months, the Company incurred interest expense of $168,000 and $310,000, respectively, which includes amortization of the discount on the IM Seller Note of $158,000 and $389,000, respectively. The IM Seller Note balance, net of discount, at June 30, 2014 and December 31, 2013 was $5,203,000 and $5,045,000, respectively.

JR Seller Notes

On April 3, 2014, as part of the consideration for the purchase of the Ripka Brand, JR Licensing issued to Ripka $6.0 million principal amount JR Seller Notes. The JR Seller Notes have a term of five years from the date of issuance, are payable in cash or shares of Xcel Common Stock valued at the time of payment, at the Company’s option, and with a floor price of $7.00 per share if paid in stock, with Ripka having certain rights to extend the maturity of the JR Seller Notes in the event the Company’s stock is trading at a price of less than $7.00 per share.

Management determined that its expected borrowing rate is estimated to be 7.33% and has, therefore, discounted the JR Seller Notes by $1,835,000 using a 7.33% imputed annual interest rate, resulting in an initial value of $4,165,000. The imputed interest amount is being amortized over the term of the JR Seller Notes and recorded as other interest and finance expense on the Company’s unaudited condensed consolidated statements of operations.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

For the Current Quarter and the Current Six Months, the Company incurred interest expense of $75,000 which consists solely of amortization of the discount on the JR Seller Notes. The JR Seller Notes balance, net of discount, at June 30, 2014 was $4,240,000.

Contingent Obligations

IM Earn-out obligation

IM Ready may earn additional shares of Common Stock with a value of up to $7,500,000 (the “Earn-Out Value”) for the 12-month period ending September 30, 2015, with the number of shares to be issued based upon the greater of (i) $4.50 per share and (ii) the average stock price for the last twenty days in such period, and with such earn-out payment contingent upon the Isaac Mizrahi Business achieving the net royalty income target set forth below (the “Earn-Out Obligation”). On December 24, 2013, the Company and IM Ready amended the terms of the Earn-Out Obligation and eliminated the additional consideration for the fiscal year ending September 30, 2014 and the Company made a one-time cash payment of $315,000 to IM Ready in March 2014. The Earn-Out Obligation is recorded as $3.0 million and $3.6 million long-term debt at June 30, 2014 and December 31, 2013, respectively, and $0.3 million as a current liability at December 31, 2013, on the condensed consolidated balance sheets.

The additional $0.6 million reduction was recorded as a gain on reduction of contingent obligations in the Company’s unaudited condensed consolidated statements of operations in the Current Quarter and the Current Six Months. The reduction in the Earn-Out Obligation was based primarily on a revision of projected future net royalty income related to the Isaac Mizrahi Brand within the earn-out period. The recorded earn-out obligation was reduced as a result of the timing of projected future net royalty income of the Isaac Mizrahi Business, therefore diminishing the probability of achieving the remaining royalty target. This adjustment resulted from the Company having better visibility in its 2015 royalties given current Isaac Mizrahi Brand product sales information.

Any future change in the Earn-Out Obligation will result in an expense or income in the period in which it is determined the fair market value of the carrying value has changed. The royalty targets and percentage of the potential earn-out value are as follows:

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

The Earn-Out Value is payable solely in stock. In accordance with ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC Topic 480”), the earn-out obligation is treated as a liability in the accompanying condensed consolidated balance sheets because of the variable number of shares payable under the agreement.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

IM QVC Earn-Out

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

Ripka Earn-Out

In connection with the purchase of the Ripka Brand, the Company agreed to pay Ripka additional consideration of up to $5 million in aggregate (the “Ripka Earn-Out”), payable in cash or shares of the Company’s Common Stock based on the fair market value of our Common Stock at the time of payment, and with a floor of $7.00 per share, based on the Ripka Brand achieving in excess of $1 million of net royalty income during each of the 12-month periods beginning on October 1, 2015 and ending on October 1, 2018, less the sum of all earn out payments for any prior earn-out period. Net royalty income shall not include any revenues generated by direct-response television sales or any revenue accelerated as a result of termination. The Ripka Earn-Out of $3.79 million is recorded as long-term debt at June 30, 2014 on the condensed consolidated balance sheets based on the difference between the fair value of the assets of the Ripka Brand acquired and the total consideration paid.

In accordance with ASC Topic 480, the earn-out obligation is treated as a liability in the accompanying condensed consolidated balance sheets because of the variable number of shares payable under the agreement.

As of June 30, 2014 and December 31, 2013, total contingent obligations were $9.6 million and $6.7 million, respectively.

7.	Stockholders’ Equity

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

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

On April 1, 2014, the Company issued to non-management directors 50,000 shares of restricted stock. The shares of restricted stock will vest evenly over two years, whereby 50% shall vest on March 31, 2015 and 50% shall vest on March 31, 2016. Notwithstanding the foregoing, each grantee may extend the first anniversary of all or a portion of the Restricted Shares by six months and, thereafter one or more times may further extend such date with respect to all or a portion of the Restricted Shares until the next following September 30th or March 31st, as the case may be, by providing written notice of such election to extend such date with respect to all or a portion of the Restricted Shares prior to such date.

On May 15, 2014, the Company issued to certain executives and employees 557,475 shares of restricted stock. The shares of restricted stock will vest evenly over two years, whereby 50% shall vest on March 31, 2015 and 50% shall vest on March 31, 2016. Notwithstanding the foregoing, each grantee may extend the first anniversary of all or a portion of the Restricted Shares by six months and, thereafter one or more times may further extend such date with respect to all or a portion of the Restricted Shares until the next following September 30th or March 31st, as the case may be, by providing written notice of such election to extend such date with respect to all or a portion of the Restricted Shares prior to such date.

On May 15, 2014, the Company granted options to purchase an aggregate of 50,000 shares of Common Stock to a non-executive employee of the Company. The exercise price per share of the options is $7.50 per share, and 50% of the options will vest on each of May 31, 2015 and 2016.

Stock Options and Warrants

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The fair value for all options and warrants was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected Volatility (i)	24-30%
Expected Dividend Yield	0%
Expected Life (Term) (ii)	2 – 3 years
Risk-Free Interest Rate	0.50% - 0.60%

The options that the Company granted under the Plan expire at various times, either five, seven or ten years from the date of grant, depending on the particular grant.

(i)	Due to the Company’s limited trading activity, the Company used the average volatility of similar companies in its industry.
(ii)	Due to the Company’s limited history, the expected life of options was calculated using the ‘simplified method’ in accordance with Staff Accounting Bulletin (“SAB”) Topic 14.02 in accordance with SAB 110.

Stock Options

A summary of the Company’s stock options for the Current Six Months is as follows:

		Weighted Average
	Options	Exercise Price
Outstanding at January 1, 2014	343,125	$4.11
Granted	100,000	6.25
Canceled	–	–
Exercised	(19,000)	3.58
Expired/Forfeited	(13,500)	3.00
Outstanding at June 30, 2014	410,625	$5.06
Exercisable at June 30, 2014	310,625	$4.68

Compensation expense related to stock option grants for the Current Quarter and the Prior Year Quarter was $10,000 and $20,000, respectively. Compensation expense related to stock option grants for the Current Six Months and the Prior Year Six Months was $19,000 and $39,000, respectively. Compensation expense related to stock options is reported as stock-based compensation under operating expenses in the unaudited condensed consolidated statements of operations. An additional amount of $86,000 is expected to be expensed over a period of 23 months from July 1, 2014 through May 31, 2016.

The preceding table does not include options to purchase 576 shares of Common Stock for $728 per share issued under the Company’s former equity plan. The Company does not expect to issue any equity awards under this plan.

Warrants

A summary of the Company’s warrants for the Current Six Months is as follows:

		Weighted-Average
	Warrants	Exercise Price
Outstanding at January 1, 2014	1,469,543	$3.05
Granted	–	–
Canceled	–	–
Exercised	–	–
Expired/Forfeited	–	–
Outstanding at June 30, 2014 and expected to vest	1,469,543	$3.05
Exercisable at June 30, 2014	1,457,043	$3.03

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Compensation expense related to warrants for the Current Quarter and the Prior Year Quarter was $0 and $11,000, respectively. Compensation expense related to warrants for the Current Six Months and the Prior Year Six Months was $0 and $22,000, respectively. Compensation expense related to warrants in the Prior Year Quarter and Prior Year Six Months is reported as stock-based compensation under operating expenses in the unaudited condensed consolidated statements of operations.

The Company values other warrants issued to non-employees at the commitment date at the fair market value of the instruments issued, a measure which is more readily available than the fair market value of services rendered, using the Black-Scholes model. The fair market value of the instruments issued is expensed over the vesting period.

Compensation expense related to warrants in connection with a licensing agreement is amortized over the 5-year initial term of the license agreement and is recorded as a discount to licensing revenues. The stock-based licensing revenue-discount for the Current Quarter and the Prior Year Quarter was $1,000 in each quarter. The stock-based licensing revenue-discount for the Current Six Months and the Prior Year Six Months was $2,000 in each period. An additional amount of $10,000 is expected to be amortized over a period of 27 months from July 1, 2014 through September 30, 2016.

In October 2013, the Company issued to Adam Dweck (“AD”) who is an Executive Vice President of Earthbound, LLC (“Earthbound”) and the son of Jack Dweck, who is a principal of Earthbound and was on the Company’s board of directors through June 26, 2014 (see Note 11, Related Party Transactions), warrants to purchase 25,000 shares of common stock with an exercise price of $5.00 per share and a term expiring August 2, 2016. The 12,500 warrants are subject to AD generating $0.5 million of accumulated royalties and additional Warrants to purchase 12,500 shares of Common Stock at an exercise price of $5.00 per share, subject to AD generating $1.0 million of accumulated royalties. To date, AD has reached the first milestone of $0.5 million sourced royalties and the Company deems it likely that AD will reach the second milestone of $1.0 million of AD sourced royalties by August 2, 2016. Compensation expense related to warrants in connection with the licensing agreement is amortized over the expected period in which the royalty targets will be met and is recorded as a royalty commission expense and netted with licensing revenues. The stock-based commission expense for the Current Quarter and the Prior Year Quarter was $0. The stock-based commission expense for the Current Six Months and the Prior Year Six Months was $1,000 and $0, respectively. No additional amount is expected to be amortized after June 30, 2014.

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

A summary of the Company’s restricted stock for the Current Six Months is as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2014	2,026,554	$3.59
Granted	1,432,475	5.36
Canceled	–	–
Vested	(47,500)	3.86
Expired/Forfeited	(3,625)	3.86
Outstanding at June 30, 2014	3,407,904	$4.33

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Compensation expense related to restricted stock grants for the Current Quarter and Prior Year Quarter was $1,810,000 and $2,261,000, respectively. Compensation expense related to restricted stock grants for the Current Six Months and Prior Year Six Months was $3,368,000 and $2,296,000, respectively. Compensation expense related to restricted stock grants is reported as stock-based compensation under operating expenses in the unaudited condensed consolidated statements of operations. An additional amount of $5,205,000 is expected to be amortized over a period of 27 months from July 1, 2014 through September 2016.

Shares Available Under the Company’s 2011 Equity Incentive Plan

At June 30, 2014 there were 596,158 common shares available for issuance under the Company’s 2011 Equity Incentive Plan.

Shares Reserved for Issuance

At June 30, 2014, there were 2,476,902 common shares reserved for issuance pursuant to warrants, stock options and availability for issuance under the Company’s 2011 Equity Incentive Plan.

Dividends

The Company has not paid any dividends to date.

8.	Earnings Per Share

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

Shares used in calculating basic and diluted income (loss) per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic	11,713,813	9,138,085	11,274,503	8,243,999
Effect of exercise of warrants	866,548	–	–	–
Effect of exercise of stock options	129,823	–	–	–
Diluted	12,710,184	9,138,085	11,274,503	8,243,999

The computation of basic and diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options and warrants	50,000	583,084	771,916	583,084

9.	Income Tax

The effective income tax rate for the Current Quarter and the Prior Year Quarter was approximately 27% and 40%, respectively, resulting in a $0.15 million income tax expense and ($0.79) million income tax benefit, respectively. The effective income tax rate for the Current Six Months and the Prior Year Six Months was approximately 43% and 40%, respectively, resulting in a $0.42 million and $0.78 million income tax benefit, respectively. During the Current Quarter, the Company recorded a $0.6 million gain on the reduction of contingent obligations related to the acquisition of the Isaac Mizrahi Brand. This gain is not subject to tax and was treated as a discrete item occurring in the Current Quarter and the Current Six Months (See Note 6, Debt).

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents the key performance information of the Company’s reportable segments:

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013

Revenues:
Net licensing revenue	$8,729,000	$5,788,000	$5,626,000	$2,885,000
Design and service fee revenue	875,000	574,000	438,000	289,000
Design and licensing revenues	9,604,000	6,362,000	6,064,000	3,174,000
Net retail sales	146,000	32,000	120,000	32,000
Total revenues	$9,750,000	$6,394,000	$6,184,000	$3,206,000

Operating income (loss):
Design and licensing	$605,000	$(831,000)	$1,577,000	$(1,370,000)
Retail	(922,000)	(93,000)	(605,000)	(93,000)
Total operating income (loss)	$(317,000)	$(924,000)	$972,000	$(1,463,000)

Depreciation and amortization:
Design and licensing	$442,000	$439,000	$218,000	$222,000
Retail	49,000	2,000	38,000	2,000
Total depreciation and amortization	$491,000	$441,000	$256,000	$224,000

Capital expenditures:
Design and licensing	$99,000	$97,000	$18,000	$46,000
Retail	349,000	118,000	124,000	118,000
Total capital expenditures	$448,000	$215,000	$142,000	$164,000

	June 30, 2014	December 31, 2013
Long Lived Assets:
Trademarks and other intangibles, net
Design and licensing	$69,826,000	$45,308,000
Retail	-	-
Total trademarks and intangibles, net	$69,826,000	$45,308,000

Property and equipment
Design and licensing	$853,000	$939,000
Retail	530,000	214,000
Total property and equipment	$1,383,000	$1,153,000

11.	Related Party Transactions

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company incurred direct licensing costs with Mr. Slater, who serves as a director for the Company, from amortization of a prepaid licensing commission payment in 2012 for the Current Quarter and the Prior Year Quarter of $21,000 and $11,000, respectively, and for the Current Six Months and Prior Year Six Months of $43,000 and $23,000, respectively.

On June 5, 2013, the Company paid Threadstone Advisors, LLC (“Threadstone”) a fee of $280,000 for the placement of $4,000,000 of proceeds from a private stock offering. This placement fee was recorded as a reduction in paid-in capital and reflected in the stockholders’ equity section of the condensed consolidated balance sheet. Mr. Slater is an officer and a 5% owner of Threadstone.

Licensing Agent Agreement

On August 2, 2011, the Company entered into a licensing agent agreement with AD, pursuant to which he is entitled to a five percent (5%) commission on any royalties we receive under any new license agreements that he procures for us during the initial term of such license agreements. AD earned $6,000 in fees for the Current Quarter and Prior Year Quarter and earned $12,000 and $9,000 in fees for the Current Six Months and Prior Year Six Months, respectively.

We granted to AD warrants to purchase 12,500 shares of common stock at an exercise price of $5.00 per share, subject to AD generating $0.5 million of accumulated royalties and additional warrants to purchase 12,500 shares of common stock at an exercise price of $5.00 per share, subject to AD generating $1.0 million of accumulated royalties. Additionally, AD shall be entitled to receive warrants to purchase 25,000 shares of common stock priced at the fair market value at the time of issuance, subject to AD generating $2.0 million of accumulated royalties. These warrants all expire on August 2, 2016. AD has reached the first milestone of $500,000 sourced royalties and it is likely AD will reach the second milestone of $1,000,000 of AD sourced royalties by August 2, 2016. The Company subsequently issued warrants to AD to purchase 25,000 shares of common stock of which 12,500 vested in 2013 and 12,500 will vest upon achieving the second milestone.

Mark DiSanto

On June 5 , 2013 Mark X. DiSanto Investment Trust (the “DiSanto Trust”) purchased 285,715 shares of its Common Stock and Warrants to purchase an aggregate of 62,500 of the Company’s Common Stock for aggregate gross proceeds of $1,000,003 through the Offering (See Note 7, Stockholders’ Equity). Mark DiSanto, a director of the Company, is the trustee and has sole voting and dispositive power for the DiSanto Trust.

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

Overview

Xcel Brands, Inc. (“Xcel”, the “Company”, “we”, “us”, or “our”) is a brand management company engaged in the design, licensing, marketing and retail sales of consumer brands, including the Isaac Mizrahi Brand and certain rights of the LCNY and the Ripka Brand, which we acquired on April 3, 2014. The Company operates in two segments - (1) Design and Licensing and (2) our Retail Business.

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

The Company’s Retail Business operates through its wholly-owned subsidiary, IMNY Retail Management, LLC (“Retail Management”), and was launched in June 2013 opening the Company’s first retail store located in Southampton, New York (“Southampton Store”). The Company opened its second retail store, an outlet store, located near Atlanta, GA (“Georgia Store”), on March 2, 2014. Retail Management launched its e-commerce platform in May 2014.

Summary of Operating Results

The three months ended June 30, 2014 (the “Current Quarter”) compared to the three months ended June 30, 2013 (the “Prior Year Quarter”).

The Company had net income of $0.41 million for the Current Quarter, compared to a net loss of $1.2 million for the Prior Year Quarter.

The Company’s operating income was $0.97 million in the Current Quarter, compared to an operating loss of $1.46 million in the Prior Year Quarter.

Total Revenues.

Current Quarter total revenues increased approximately $2.97 million to $6.18 million from $3.21 million for the Prior Year Quarter. This was primarily related to increases in net licensing fee revenues of $2.74 million, design and service fee revenue of $0.15 million and net retail sales of $0.08 million.

Design and Licensing Segment – Current Quarter net licensing and design and service fee revenues increased approximately $2.89 million to $6.06 million from $3.17 million for the Prior Year Quarter. Net licensing revenues for the Current Quarter increased by $2.74 million, compared to the Prior Year Quarter, primarily due to an increase in direct response television (“DRT”) revenues of $2.52 million. Increased revenues with our Ripka branded merchandise, which commenced in April 2014, and the continuing growth of our Isaac Mizrahi branded merchandise were the main contributing factors. Wholesale licensing increased by $0.22 million in the Current Quarter compared with the Prior Year Quarter. Current Quarter design and service fee revenue increased by $0.15 million compared with the Prior Year Quarter primarily due to a non-recurring service fee recognized in the Current Quarter.

Retail Segment - The Company reported net retail sales of $0.12 million in the Current Quarter, during which only the Georgia Store was open for the entire Current Quarter, the Southampton Store was reopened in May 2014 and our e-commerce platform was launched in May 2014. Net retail sales for the Prior Year Quarter were $0.03 million, all of which was attributable to the Southampton Store, which opened in June 2013.

Gross Profit.

Retail Segment – Gross profit was $0.04 million for the Current Quarter, compared to $0.02 million for the Prior Year Quarter.

Operating Expenses.

Operating expenses totaled $5.73 million for the Current Quarter, compared to $4.66 million for the Prior Year Quarter, an increase of $1.07 million.

Design and Licensing Segment - Operating expenses totaled $5.09 million for the Current Quarter, compared to $4.55 million for the Prior Year Quarter. The increase of approximately $0.54 million was primarily related to an increase in compensation expense of $0.91 million and increase in other design and marketing costs and general and administrative expenses of $0.09 million, partially offset by a decrease in stock-based compensation of $0.47 million. The increase in compensation expense was primarily due to the staffing needs and performance based compensation attributable to the growth of the Company, and staffing for the Ripka brand acquired in April 2014.

Retail Segment – Operating expenses were $0.64 million for the Current Quarter, compared to $0.11 million in the Prior Year Quarter. Operating expenses for the Current Quarter include costs associated with the Georgia Store, the Southampton Store and the e-commerce platform. The Prior Year Quarter only included operating expenses associated with the Southampton Store, which began operations in early May 2013 and incurred store preparation and merchandising costs prior to its opening in mid-June 2013.

Other Expenses (Income).

Other income for the Current Quarter consists of a $0.6 million gain on the reduction of contingent obligations, as a result of the Company reducing the fair value of its contingent obligation on its IM earn-out obligation. The reduction in the Earn-Out Obligation for the current year was based on a revision of the timing of projected future net royalty income related to the Isaac Mizrahi Business, therefore diminishing the probability of achieving the remaining royalty targets. This adjustment resulted from the Company having better visibility in its 2015 royalties given current Isaac Mizrahi Brand product sales information.

Interest and Finance Expense.

Interest and finance expense for the Current Quarter decreased by approximately $0.11 million to $0.41 million, compared to $0.52 million in the Prior Year Quarter. This is primarily due to the $0.05 million net decrease attributable to lower interest rates in the Company’s term debt, partially offset by higher term debt principal balance from financing a portion of the Ripka Brand acquisition, and a decrease of $0.06 million in the Current Quarter of interest expense and finance charges from the amortization of debt discounts and deferred finance costs compared with the Prior Year Quarter.

Provision for Income Taxes.

The effective income tax rate for the Current Quarter was approximately 27% resulting in a $0.15 income tax expense. The effective income tax rate for the Prior Year Quarter was 40% resulting in a $0.79 million income tax benefit. During the Current Quarter, the Company recorded a $0.6 million gain on the reduction of contingent obligations related to the acquisition of the Isaac Mizrahi Brand. This gain is not subject to tax and was treated as a discrete item occurring in the Current Quarter (See Note 6, Debt).

The six months ended June 30, 2014 (the “Current Six Months”) compared to the six months ended June 30, 2013 (the “Prior Year Six Months”).

The Company had a net loss of $0.55 million for the Current Six Months, compared to a $1.18 million net loss for the Prior Year Six Months.

The Company’s operating loss was $0.32 million in the Current Six Months, compared to a $0.92 million operating loss in the Prior Year Six Months.

Total Revenues.

Current Six Months total revenues increased approximately $3.36 million to $9.75 million from $6.39 million for the Prior Year Six Months. This was primarily related to increases in net licensing fee revenues of $2.94 million, design and service fee revenue of $0.30 million, and net retail sales of $0.12 million.

Design and Licensing Segment – Current Six Months net licensing and design and service fee revenues increased approximately $3.24 million to $9.60 million from $6.36 million for the Prior Year Six Months. Net licensing revenues for the Current Six Months increased by $2.94 million, compared to the Prior Year Six Months, primarily due to an increase in DRT revenues of $2.72 million. Increased revenues from our our Ripka branded merchandise, which commenced in April 2014, and the continuing growth of Isaac Mizrahi branded merchandise were the main contributing factors. Wholesale licensing increased by $0.22 million in the Current Six Months compared with the Prior Year Six Months. Current Six Months design and service fee revenue increased by $0.30 million compared with the Prior Year Six Months primarily due to a non-recurring service fee recognized in the Current Six Months.

Retail Segment - The Company reported net retail sales of $0.15 million in the Current Six Months, during which the Georgia Store was opened in March 2014, the Southampton Store reopened in May 2014, and our e-commerce platform was launched in May 2014. Net retail sales for the Prior Year Six Months were $0.03 million, all of which was attributable to the Southampton Store, which opened June 2013.

Gross Profit.

Retail Segment – Gross profit was $0.03 million for the Current Six Months, compared to $0.02 million for the Prior Year Six Months. Included in cost of goods sold for the Current Six Months was a one-time shipping charge (transferring inventory from the Southampton Store to the Georgia Store) and shrink reserve totalling $0.02 million.

Operating Expenses.

Operating expenses totaled $10.56 million for the Current Six Months, compared to $7.31 million for the Prior Year Six Months, an increase of $3.25 million.

Design and Licensing Segment - Operating expenses totaled $9.60 million for the Current Six Months, compared to $7.19 million for the Prior Year Six Months. The increase of approximately $2.41 million was primarily related to an increase in compensation expense of $1.31 million and an increase in stock-based compensation of $1.03 million. The increase in compensation expense was primarily due to the staffing needs and performance based compensation attributable to the growth of the Company, and staffing for the Ripka brand acquired in April 2014. The increase in stock-based compensation was primarily due to restricted stock grants issued on January 1, 2014.

Retail Segment – Operating expenses were $0.96 million for the Current Six Months, compared to $0.11 million in the Prior Year Six Months. Operating expenses for the Current Six Months include costs associated with the Georgia Store, the Southampton Store and the e-commerce platform. The Prior Year Six Months only includes operating expenses associated with the Southampton Store, which began operations in early May 2013 and incurred store preparation and merchandising costs prior to its opening in mid-June 2013.

Other Expenses (Income).

Other income for the Current Six Months consists of a $0.6 million gain on the reduction of contingent obligations, as a result of the Company reducing the fair value of its contingent obligation on its IM earn-out obligation. The reduction in the Earn-Out Obligation for the current year was based on a revision of the timing of projected future net royalty income related to the Isaac Mizrahi Business, therefore diminishing the probability of achieving the remaining royalty targets. This adjustment results from the Company having better visibility in its 2015 royalties given current Isaac Mizrahi Brand product sales information.

Interest and Finance Expense.

Interest and finance expense for the Current Six Months decreased by approximately $0.39 million to $0.65 million, compared to $1.04 million in the Prior Year Six Months. This was primarily due to the net $0.18 million decrease attributable to lower interest rates in the Company’s term debt, partially offset by higher term debt principal balance from financing a portion of the Ripka Brand acquisition, and a decrease of $0.21 million in the Current Six Months of interest expense and finance charges from the amortization of debt discounts and deferred finance costs compared with the Prior Year Six Months.

Provision for Income Taxes.

The effective income tax rate for the Current Six Months was approximately 43% resulting in a $0.42 income tax benefit. The effective income tax rate for the Prior Year Six Months was 40% resulting in a $0.78 million income tax benefit. During the Current Six Months, the Company recorded a $0.6 million gain on the reduction of contingent obligations related to the acquisition of the Isaac Mizrahi Brand. This gain is not subject to tax and was treated as a discrete item occurring in the Current Six Months (See Note 6, Debt).

Adjusted EBITDA.

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

Adjusted EBITDA for the Current Quarter increased approximately $1.40 million to $2.47 million from $1.07 million for the Prior Year Quarter. The increase was primarily attributable to an increase in design and licensing segment operating income, exclusive of non-cash expenses, of $1.87 million, compared with the Prior Year Quarter, partially offset by an increase in retail segment operating loss, exclusive of non-cash expenses, of $0.47 million compared with the Prior Year Quarter.

Adjusted EBITDA for the Current Six Months increased approximately $1.09 million to $3.01 million from $1.92 million for the Prior Year Quarter. The increase was primarily attributable to an increase in design and licensing segment operating income, exclusive of non-cash expenses, of $1.84 million compared with the Prior Year Six Months, partially offset by an increase in retail segment operating loss, exclusive of non-cash expenses, of $0.75 million compared with the Prior Year Six Months.

The following table is a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$409,000	$(1,196,000)	$(546,000)	$(1,183,000)
Depreciation & amortization	256,000	224,000	491,000	441,000
Interest and finance expense	409,000	520,000	647,000	1,038,000
Income provision (benefit)	154,000	(787,000)	(418,000)	(779,000)
State and local franchise taxes	17,000	18,000	44,000	39,000
Stock-based compensation	1,820,000	2,292,000	3,387,000	2,357,000
Gain on reduction of contingent obligations	(600,000)	–	(600,000)	–
Other non-cash adjustments	1,000	1,000	3,000	2,000
Adjusted EBITDA	$2,466,000	$1,072,000	$3,008,000	$1,915,000

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund working capital needs, and to a lesser extent, capital expenditures. On April 3, 2014, the Company paid $12.4 million of cash for the acquisition of the Ripka Brand, which includes $9.0 million of JR Term Loan proceeds. At June 30, 2014 and December 31, 2013, our unrestricted cash and cash equivalents were $5.11 million and $7.46 million, respectively.

We expect that existing cash and operating cash flows will be adequate to meet our operating needs, debt service obligations and capital expenditure needs including the debt service under our term loan facilities for the next twelve months. We are dependent on our licensees for most of our revenues, and there is no assurance that the licensees will perform as projected.

Our design and licensing segment does not require significant capital expenditures. However, we opened the Southampton Store in June 2013 for which $0.12 million and $0.14 million of capital expenditures were incurred in the Current Six Months and the year ended December 31, 2013, respectively. We opened the Georgia Store in March 2014, incurring approximately $0.21 million and $0.05 million of capital expenditures in the Current Six Months and the year ended December 31, 2013, respectively. We currently have no commitments to open additional retail stores, but we are evaluating retail opportunities. We launched an e-commerce platform in May of this year, for which we incurred $0.01 million and $0.02 million of capital expenditures in the Current Six Months and the year ended December 31, 2013, respectively. If we expand the retail business, we would be limited to the number of stores we could open without the consent of our lender. In accordance with the terms of the JR Term Loan, we are limited to annual capital expenditures of $1.3 million in any fiscal year.

The Company’s contingent obligations (See Note 6, Debt, in the Condensed Consolidated Financial Statements) are payable in stock and/or cash, at the Company’s discretion. Payment of these obligations in stock would not affect the Company’s liquidity.

The IM Seller Note (See Note 6, Debt in the Condensed Consolidated Financial Statements) is payable in cash up to $1.5 million beginning in 2015, of which $1.0 million of the cash payment is subject to BHI’s approval. The principal portion of the IM Seller Note not required to be paid in cash is payable with stock and/or cash, at the Company’s discretion. Payment of these obligations in stock would not affect the Company’s liquidity.

The JR Seller Notes (See Note 6, Debt in the Condensed Consolidated Financial Statements) have a term of five years and are payable in cash or stock, at the Company’s discretion. The Company is obligated to pay Ripka additional $1.0 million on October 1, 2014 and an additional $1.2 million on April 1, 2015.

Changes in Working Capital

At June 30, 2014 and December 31, 2013, the working capital ratio (current assets to current liabilities) was 1.46 to 1.00 and 4.79 to 1.00, respectively. Commentary on components of our cash flows for the Current Six Months, compared to the Prior Year Six Months is set forth below:

Operating Activities

Net cash provided by operating activities was approximately $2.07 million and $0.58 million in the Current Six Months and Prior Year Six Months, respectively. The Current Six Month’s cash used in operating activities was primarily due to a net loss of $(0.55) million, adjusted for net change in operating assets and liabilities of $(0.12) million and offset by non-cash operating expenses of $2.73 million. Non-cash operating expenses consist of $3.39 million of stock-based compensation, $0.49 million of depreciation and amortization, $(0.81) million of deferred income tax benefit, $(0.60) million of gain on the reduction of contingent obligations and $0.23 million of amortization of debt discount and deferred finance charges. The Prior Year Six Month’s cash provided by operating activities was primarily due to a net loss of $(1.18) million, adjusted for stock-based compensation of $2.36 million, depreciation and amortization of $0.44 million, non-cash interest and other finance costs of $0.41 million, deferred income tax benefit of $(0.92) million, and partially offset by net change in operating assets and liabilities of $(0.58) million.

Investing Activities

Net cash used in investing activities for the Current Six Months was approximately $12.81 million, compared to $0.22 million in the Prior Year Six Months. The Current Six Months net cash used in investing activities was attributable to cash consideration paid for the acquisition of the Ripka Brand of $12.36 million and capital expenditures of $0.45 million. In the Prior Year Six Months, $0.21 million of capital expenditures was attributable to property and equipment and $0.01 million was attributable to payment of a security deposit.

Financing Activities

Net cash provided by financing activities for the Current Six Months was approximately $8.39 million, primarily attributable to $9.00 million of proceeds from the term debt related to the Ripka Brand, offset by $0.31 million of contingent obligation payments, $0.06 million of repurchased shares of restricted stock that had vested and $0.24 million of deferred financing costs related to the Ripka Brand acquisition. Net cash provided by financing activities for the Prior Year Six Months was approximately $4.03 million, primarily attributable to $5.0 million of gross proceeds from the issuance of common stock and warrants, offset by $0.29 million in expenses related to the offering and $0.68 million of debt payments.

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

Summary of Critical Accounting Policies

Several of our accounting policies involve management judgments and estimates that could be significant. The policies with the greatest potential effect on our consolidated results of operations and financial position include the estimate of the fair value of the contingent obligations, based on our licensing revenue performance. For our design and licensing segment, we can reasonably forecast revenues and plan expenditures based upon guaranteed royalty minimums and sales projections provided by our retail licensees.

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

Level 3 – unobservable inputs that reflect our assumptions that market participants would use in pricing assets or liabilities based on the best information available. The Company’s earn-out obligations (See Note 6, Debt) are based upon certain projected net royalty revenues as defined in the terms and conditions of the acquisition of the Isaac Mizrahi Brand.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of June 30, 2014.

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

ITEM 6. EXHIBITS

(a) Exhibits:

31.1 Rule 13a-14(a)/15d-14(a) Certification (CEO)

31.2 Rule 13a-14(a)/15d-14(a) Certification (CFO)

32.1 Section 1350 Certification (CEO)

32.2 Section 1350 Certification (CFO)

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL Taxonomy Extension Definitions Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2014	By:	/s/ Robert W. D’Loren
Name: Robert W. D’Loren
Title: Chairman and Chief Executive Officer

	By:	/s/ James Haran
Name: James Haran
Title: Chief Financial Officer and Vice President

