Form 10-Q
period 2014-09-30
XCel Brands, Inc.
filed 2014-11-14
CIK 1083220

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

As of November 14, 2014, there were 11,999,454 shares of common stock, $.001 par value per share, of the issuer outstanding.

1

XCEL BRANDS, INC.

Xcel Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)	(See Note 1)
Assets
Current Assets:
Cash and cash equivalents	$5,532,000	$7,461,000
Accounts receivable, net	5,369,000	3,541,000
Inventory	409,000	70,000
Prepaid expenses	495,000	477,000
Total current assets	11,805,000	11,549,000
Property and Equipment:
Leasehold improvements, furniture and equipment	2,566,000	1,922,000
Less: accumulated depreciation	1,117,000	769,000
Total property and equipment	1,449,000	1,153,000
Other Assets:
Trademarks and other intangibles, net	69,692,000	45,308,000
Goodwill	12,371,000	12,371,000
Deferred finance costs, net	381,000	199,000
Other assets	289,000	344,000
Total other assets	82,733,000	58,222,000
Total Assets	$95,987,000	$70,924,000

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$2,892,000	$1,289,000
Deferred revenue	422,000	491,000
Other current liabilities	2,277,000	66,000
Current portion of long-term debt	2,500,000	565,000
Total current liabilities	8,091,000	2,411,000
Long-Term Liabilities:
Long-term debt, less current portion	38,652,000	24,161,000
Deferred tax liabilities	7,678,000	8,918,000
Other long-term liabilities	120,000	57,000
Total long-term liabilities	46,450,000	33,136,000
Total Liabilities	54,541,000	35,547,000

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 25,000,000 shares authorized, 11,999,454 and 10,005,509
issued and outstanding at September 30, 2014 and December 31, 2013, respectively	12,000	10,000
Paid-in capital	37,390,000	30,843,000
Retained earnings	4,044,000	4,524,000
Total stockholders' equity	41,446,000	35,377,000

Total Liabilities and Stockholders' Equity	$95,987,000	$70,924,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Net licensing revenue	$5,092,000	$3,075,000	$13,821,000	$8,863,000
Design and service fee revenue	286,000	714,000	1,161,000	1,288,000
Net retail sales	235,000	130,000	381,000	162,000
Total revenues	5,613,000	3,919,000	15,363,000	10,313,000
Cost of goods sold	242,000	61,000	354,000	74,000
Gross profit	5,371,000	3,858,000	15,009,000	10,239,000

Operating expenses
Salaries, benefits and employment taxes	2,603,000	1,646,000	7,325,000	4,713,000
Other design and marketing costs	411,000	39,000	767,000	325,000
Other selling, general and administrative expenses	846,000	748,000	2,445,000	1,902,000
Stock-based compensation	932,000	2,295,000	4,319,000	4,652,000
Depreciation and amortization	265,000	222,000	756,000	663,000
Total operating expenses	5,057,000	4,950,000	15,612,000	12,255,000

Other expenses (income)
Loss on extinguishment of debt	-	1,351,000	-	1,351,000
Gain on reduction of contingent obligation	-	(5,100,000)	(600,000)	(5,100,000)
Total other expenses (income)	-	(3,749,000)	(600,000)	(3,749,000)

Operating income (loss)	314,000	2,657,000	(3,000)	1,733,000

Interest and finance expense
Interest expense - term debt	227,000	189,000	597,000	738,000
Other interest and finance charges	187,000	196,000	464,000	685,000
Total interest and finance expense	414,000	385,000	1,061,000	1,423,000

Income (loss) before income taxes	(100,000)	2,272,000	(1,064,000)	310,000

Income tax benefit	(166,000)	(847,000)	(584,000)	(1,626,000)

Net income (loss)	$66,000	$3,119,000	$(480,000)	$1,936,000

Net income (loss) per share:
Basic	$0.01	$0.31	$(0.04)	$0.22
Diluted	$0.01	$0.29	$(0.04)	$0.20

Weighted average number of common shares outstanding:
Basic	12,021,614	10,167,769	11,526,277	8,892,303
Diluted	13,034,169	10,753,850	11,526,277	9,478,787

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

	Common Stock
	Share	Amount	Paid-in-Capital	Retained Earnings	Total

Balances, January 1, 2014	10,005,509	$10,000	$30,843,000	$4,524,000	$35,377,000

Shares issued to employees and directors in connection with restricted stock grants, net of forfeitures	1,453,850	1,000	-	-	1,000

Issuance of Common Stock in connection with asset acquisition	571,429	1,000	2,285,000	-	2,286,000

Compensation expense in connection with stock options, warrants and restricted stock	-	-	4,319,000	-	4,319,000

Shares repurchased on vesting of restricted stock	(42,000)	-	(63,000)	-	(63,000)

Shares issued on exercise of stock options	10,666	-	6,000	-	6,000

Net loss for the nine months ended September 30, 2014	-	-	-	(480,000)	(480,000)

Balances, September 30, 2014	11,999,454	$12,000	$37,390,000	$4,044,000	$41,446,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30
	2014	2013

Cash flows from operating activities
Net income (loss)	$(480,000)	$1,936,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	756,000	663,000
Amortization of deferred finance costs	56,000	77,000
Stock-based compensation	4,319,000	4,652,000
Allowance for doubtful accounts	(2,000)	45,000
Amortization of seller note discount	392,000	438,000
Amortization of senior note discount	-	139,000
Deferred income tax benefit	(1,239,000)	(1,515,000)
Loss on extinguishment of debt	-	1,351,000
Gain on reduction of contingent obligations	(600,000)	(5,100,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,826,000)	(1,305,000)
Inventory	(339,000)	(90,000)
Prepaid expenses and other assets	37,000	23,000
Accounts payable and accrued expenses	1,666,000	(325,000)
Deferred revenue	(69,000)	(3,000)
Other liabilities	21,000	(53,000)
Net cash provided by operating activities	2,692,000	933,000

Cash flows used in investing activities
Cash consideration for the acquisition of the Ripka Brand	(12,365,000)	-
Purchase of property and equipment	(645,000)	(268,000)
Increase in long-term security deposit	-	(8,000)
Net cash used in investing activities	(13,010,000)	(276,000)

Cash flows provided by financing activities
Proceeds from term debt related to the Ripka Brand	9,000,000	-
Proceeds from term debt related to the Isaac Mizrahi Brand	-	13,000,000
Proceeds from issuance of Common Stock and warrants	-	5,000,000
Proceeds from issuance on exercise of stock options	6,000	-
Shares repurchased on vesting of restricted stock	(63,000)	-
Payment of contingent obligation	(315,000)	-
Payment of deferred finance costs	(239,000)	(217,000)
Payment of seller note	-	(500,000)
Prepayment fee on extinguishment of debt	-	(189,000)
Payment of expenses related to issuance of Common Stock	-	(310,000)
Repayment of long-term debt	-	(13,500,000)
Repayment of lease obligation	-	(3,000)
Net cash provided by financing activities	8,389,000	3,281,000

Net increase (decrease) in cash and cash equivalents	(1,929,000)	3,938,000

Cash and cash equivalents, beginning of period	7,461,000	3,929,000

Cash and cash equivalents, end of period	$5,532,000	$7,867,000

Supplemental disclosure of non-cash activities:
Issuance of notes payable as partial consideration in the acquisition
of the Ripka Brand (net of debt discount - see Note 6)	$4,165,000	$-
Issuance of Common Stock in connection with the acquisition of the
Ripka Brand	$2,286,000	$-
Contingent obligations relating to the acquisition of the Ripka Brand	$3,784,000	$-

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$93,000	$240,000
Cash paid during the period for interest	$571,000	$928,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

XCEL BRANDS, INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements September 30, 2014 (Unaudited)

1.	Nature of Operations, Background and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Xcel Brands, Inc., (“Xcel”, the "Company", “we”, “us”, or “our”), all adjustments (consisting primarily of normal recurring adjustments) considered necessary for a fair presentation have been included. The Condensed Consolidated Balance Sheet as of December 31, 2013 has been derived from audited consolidated financial statements. Operating results for the three months (the “Current Quarter”) and nine months (the “Current Nine Months”) ended September 30, 2014 are not necessarily indicative of the results that may be expected for a full fiscal year.

The Company is a brand management company engaged in the design, licensing, marketing and retail sales of consumer brands, including the Isaac Mizrahi Brand, the Judith Ripka Brand (the “Ripka Brand”) and certain rights of the Liz Claiborne New York Brand (“LCNY”). The Company operates in two segments – (1) our Design and Licensing Business and (2) our Retail Business.

Our Design and Licensing Business operates in a “working capital light” business model, wherein we license our brands to third parties, provide certain design services, and generate royalty and design and service fee revenues through licensing and other agreements with wholesale manufacturers, sourcing and design companies and retailers. This includes licensing our own brands for promotion and distribution through an omni-channel retail sales strategy including distribution through direct-response television (i.e. QVC, Inc. (“QVC”) and The Shopping Channel), the internet and traditional brick-and-mortar retail channels. The Isaac Mizrahi Brand and LCNY brand are licensed through our wholly-owned subsidiary IM Brands, LLC (“IM Brands”) (the “Isaac Mizrahi Business”) and the Ripka Brand is licensed through our wholly-owned subsidiary, JR Licensing, LLC (“JR Licensing”).

The Company’s Retail Business operates through its wholly-owned subsidiary, IMNY Retail Management, LLC (“Retail Management”). Retail Management launched an e-commerce platform under our Isaac Mizrahi Brand in May 2014. With the Ripka Brand acquisition, we also acquired the rights to the Ripka e-commerce site. We opened our first retail store in June 2013 in Southampton, New York (the “Southampton Store”) and opened our second retail store, an outlet store located near Atlanta, GA (the “Georgia Store”), in March 2014.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Certain reclassifications have been made to the prior period condensed consolidated financial statements to conform to the current period presentation.

Subsequent events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure. Any material events that occur between the balance sheet date and the date that the financial statements were available for issuance are disclosed as subsequent events, while the financial statements are adjusted to reflect any conditions that existed at the balance sheet date. Based upon this review, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

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

XCEL BRANDS, INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements September 30, 2014 (Unaudited)

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

3.	Acquisition of the Judith Ripka Trademarks

On April 3, 2014, JR Licensing entered into an asset purchase agreement dated April 1, 2014 (the “Purchase Agreement”) with Judith Ripka Berk (“Ms. Ripka”), an individual, and certain companies owned by Ms. Ripka including Judith Ripka Creations (collectively “Ripka”), pursuant to which JR Licensing purchased from Ripka, the Ripka Brand, including the Judith Ripka and Judith Ripka Sterling trademarks and other intellectual property rights. On April 3, 2014, the closing date of the acquisition, the Company paid Ripka $12.0 million in cash, $6.0 million through the issuance of interest free notes payable (the “JR Seller Notes”) (see Note 6) and the issuance of 571,429 shares of the Company’s stock. The Company is also obligated to pay to Ripka $1.0 million (the “First Installment”) and $1.2 million (the “Second Installment”) in cash or shares of the Company’s Common Stock on October 1, 2014 and April 1, 2015, respectively, subject to approval by the Company’s senior lender, Bank of Hapoalim (“BHI”). The First Installment payment date was extended to January 8, 2015. The extension did not result in any penalty or cost to the Company. In addition, the Company agreed to pay Ripka additional contingent consideration of up to $5 million in aggregate, payable in cash or shares of the Company’s Common Stock (see Note 6).

Concurrent with the acquisition of the Ripka Brand, the Company entered into (i) a license agreement with QVC that provides for a royalty to be paid to the Company by QVC based on net sales of products under the Ripka Brand (the “QVC Ripka Agreement”), and (ii) a license with an affiliate of Ripka that will design, source, market, and promote products under the Ripka Brand to wholesale accounts, through an e-commerce site which Xcel will operate, and through Ripka owned retail stores (the “Wholesale Business”). The license with the Wholesale Business provides for a royalty payable to the Company based on its wholesale sale of products under the Ripka Brand. The Company issued to QVC a warrant (the “QVC Warrant”) to purchase a number of shares of our Common Stock equal to (i) 4.75% of the number of shares of common stock of Xcel issued and outstanding on the date the QVC Warrant becomes exercisable less (ii) 571,429 shares of our Common Stock (subject to adjustment in the event of a stock split, combination, or stock dividend). The QVC Warrant is exercisable at a price of $.001 per share and becomes exercisable only upon Ms. Ripka becoming obligated to make a specified payment to QVC under the QVC Ripka Agreement and remains exercisable until such obligation is satisfied in full. Management has determined that the probability of the warrants becoming exercisable is highly unlikely and, therefore, no value was assigned to them as of September 30, 2014.

Concurrent with the acquisition of the Ripka Brand, JR Licensing entered into a $9 million, 5-year term loan with BHI and amended the existing IM Term Loan, as more fully described in Note 6.

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

The Ripka Brand acquisition was accounted for as an asset purchase. The aggregate purchase price was allocated to the following assets based on the fair market value of the assets on the date of acquisition:

Allocated to:
Trademarks	$24,600,000
Copyrights & other intellectual property	190,000
Total acquisition price	$24,790,000

XCEL BRANDS, INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements September 30, 2014 (Unaudited)

The following represents the aggregate purchase price of $24.8 million, including legal and other fees of $0.39 million:

Cash paid	$11,975,000
Installment payment due October 1, 2014	1,000,000
Installment payment due April 1, 2015	1,190,000
JR Seller Notes (at fair value, see Note 6)	4,165,000
Fair value of common stock issued (571,429 shares)	2,286,000
Ripka Earn-Out obligation (at fair value, see Note 6)	3,784,000
Direct transaction expenses	390,000
Total consideration	$24,790,000

4.	Trademarks, Goodwill and Other Intangibles

Trademarks and other intangibles, net consist of the following:

	September 30, 2014	December 31, 2013
Trademarks	$69,100,000	$44,500,000
Licensing agreements	2,000,000	2,000,000
Copyrights & other intellectual property	190,000	–
Accumulated amortization	(1,598,000)	(1,192,000)
Net carrying amount	$69,692,000	$45,308,000

Amortization expense for intangible assets for the Current Quarter and the quarter ended September 30, 2013 (the “Prior Year Quarter”) was $134,000 and $132,000, respectively. Amortization expense for intangible assets for the Current Nine Months and the nine months ended September 30, 2013 (the “Prior Year Nine Months”) was $406,000 and $395,000, respectively. The trademarks of the Ripka Brand and the Isaac Mizrahi Brand and related goodwill have been determined to have an indefinite useful life and accordingly, consistent with Accounting Standards Codification (“ASC”) Topic 350, no amortization has been recorded in the Company's unaudited condensed consolidated statements of operations.

As of September 30, 2014, the Company had $12,371,000 of goodwill relating to the acquisition of the Isaac Mizrahi Business. There was no change in goodwill during the Current Nine Months.

5.	Significant Contracts

QVC Agreements

In connection with the Company’s agreements with QVC, they are required to pay us fees based primarily on a percentage of its net sales of Isaac Mizrahi and Ripka branded merchandise. QVC royalty revenue represents a significant portion of the Company’s total revenues. Royalties from QVC totaled $4,049,000 and $1,992,000 for the Current Quarter and the Prior Year Quarter, respectively, representing 72% and 51% of the Company’s total revenues each quarter, respectively. Royalties from QVC totaled $10,654,000 and $5,976,000 for the Current Nine Months and the Prior Year Nine Months, respectively, representing 69% and 58% of the Company’s total revenues, respectively. As of September 30, 2014 and December 31, 2013, the Company had receivables from QVC of $3,839,000 and $2,060,000, representing 72% and 58% of the Company’s receivables, respectively. The December 31, 2013 QVC receivable includes $152,000 of earned revenue that had been accrued but not billed as of December 31, 2013.

6.	Debt

The Company’s net carrying amount of debt is comprised of the following:

	September 30, 2014	December 31, 2013
IM Term Loan	$13,000,000	$13,000,000
JR Term Loan	9,000,000	–
IM Seller Note	5,284,000	5,045,000
JR Seller Notes	4,318,000	–
Contingent obligation – IM Seller	5,766,000	6,681,000
Contingent obligation – JR Seller	3,784,000	–
Total	41,152,000	24,726,000
Current portion	2,500,000	565,000
Total long-term debt	$38,652,000	$24,161,000

XCEL BRANDS, INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements September 30, 2014 (Unaudited)

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

In addition, on and after January 1, 2015, IM Brands shall repay an amount equal to fifty percent (50%) of Cash Flow Recapture (as defined below) until such time as principal payments received by BHI for the IM Term Loan and the JR Term Loan (as defined below) are equal to or greater than $1 million in the aggregate (other than a result of scheduled payments), thereafter IM Brands will begin to repay twenty percent (20%) of Cash Flow Recapture. “Cash Flow Recapture” shall mean for any fiscal period, cash provided by operating activities for such period less (a) capital expenditures not made through the incurrence of indebtedness less (b) all interest and principal (including indebtedness owed for the IM Term Loan) paid or payable during such period less (c) all income tax payments made during such period.

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

As of September 30, 2014, the Company and IM Brands were in full compliance with all of the covenants under the IM Term Loan.

XCEL BRANDS, INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements September 30, 2014 (Unaudited)

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

Financial Covenants. The Company is required to maintain;

•	Minimum fixed charge ratio (as defined in the BHI loan documents), of 1.20 to 1.00 for the periods ending on or prior to December 31, 2015 and not less than 1.10 to 1.00 for periods commencing on and after March 31, 2016;

•	Minimum EBITDA (as defined in the BHI loan documents), not less than $5,500,000 for the fiscal year ending December 31, 2014, not less than $7,500,000 for the fiscal year ending December 31, 2015, not less than $11,000,000 for the fiscal year ending on December 31, 2016 and not less than $12,000,000 for fiscal year ending December 31, 2017 and each fiscal year end thereafter;

•	Capital expenditures on a consolidated basis in any fiscal year shall not exceed $1.3 million;

•	$31 million of minimum net worth to be maintained at all times;

•	$3 million of minimum liquidity covenants to be maintained at all times; and

•	other non-monetary covenants, including reporting requirements and trademark preservation in accordance with the terms and conditions of the JR Term Loan.

In addition, JR Licensing is required to maintain minimum EBITDA of $3 million for the fiscal year ending December 31, 2014, not less than $4 million for the fiscal year ending December 31, 2015 and not less than $5 million for the fiscal year ending December 31, 2016 and each fiscal year end thereafter. EBITDA for JR licensing shall exclude allocated corporate overhead. As of September 30, 2014, the Company and JR Licensing were in full compliance with all of the covenants under the JR Term Loan.

IM Seller Note

On September 29, 2011, as part of the consideration for the purchase of the Isaac Mizrahi Business, the Company issued to IM Ready-Made, LLC (“IM Ready”) a promissory note (the “IM Seller Note”) in the principal amount of $7,377,000. The stated interest rate of the IM Seller Note is 0.25%. Management determined that this rate was below the Company’s expected borrowing rate, which was then estimated at 9.25%. Therefore, the Company discounted the IM Seller Note by $1,740,000 using a 9.0% imputed annual interest rate, resulting in an initial value of $5,637,000. Also, on September 29, 2011, the Company prepaid $123,000 of interest on the IM Seller Note. The imputed interest amount is being amortized over the term of the IM Seller Note and recorded as other interest and finance expense on the Company’s unaudited condensed consolidated statements of operations.

XCEL BRANDS, INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements September 30, 2014 (Unaudited)

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

Payment Date	Payment Amount	Amount Payable in Cash (i)	Amount Payable in Cash with Restrictions (ii)	Amount Payable in Stock (iii)
December 24, 2013	$1,500,000	$1,500,000	$–	$–
January 31, 2015	$750,000	$500,000	$250,000	$250,000
January 31, 2016	$750,000	$–	$750,000	$750,000
September 30, 2016	$4,377,432	$–	$–	$4,377,432

(i)	$1,500,000 was paid prior to December 31, 2013.
(ii)	Amounts payable in cash with restrictions are subject to BHI approving the cash payment. If BHI does not approve the cash payment, the amount shall be payable in shares of Common Stock subject to the provisions described above.
(iii)	This includes the last payment on the Amended Maturity Date and may include amounts payable in cash with restrictions whereby BHI provides approval and the amount would be paid with the Company’s Common Stock. Amounts payable with the Company’s Common Stock shall be subject to the provisions described above.

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

For the Current Quarter and the Prior Year Quarter, the Company incurred interest expense of $86,000 and $159,000, respectively, which includes amortization of the discount on the IM Seller Note of $81,000 and $149,000, respectively. For the Current Nine Months and the Prior Year Nine Months, the Company incurred interest expense of $254,000 and $469,000, respectively, which includes amortization of the discount on the IM Seller Note of $239,000 and $438,000, respectively. The IM Seller Note balance, net of discount, at September 30, 2014 and December 31, 2013 was $5,284,000 and $5,045,000, respectively.

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

For the Current Quarter and the Current Nine Months, the Company incurred interest expense of $78,000 and $153,000, respectively, which consists solely of amortization of the discount on the JR Seller Notes. The JR Seller Notes balance, net of discount, at September 30, 2014 was $4,318,000.

XCEL BRANDS, INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements September 30, 2014 (Unaudited)

Contingent Obligations

IM Earn-out obligation

IM Ready may earn additional shares of Common Stock with a value of up to $7,500,000 (the “Earn-Out Value”) for the 12-month period ending September 30, 2015, with the number of shares to be issued based upon the greater of (i) $4.50 per share and (ii) the average stock price for the last twenty days in such period, and with such earn-out payment contingent upon the Isaac Mizrahi Business achieving the net royalty income target set forth below (the “Earn-Out Obligation”). On December 24, 2013, the Company and IM Ready amended the terms of the Earn-Out Obligation and eliminated the additional consideration for the fiscal year ending September 30, 2014 and the Company made a one-time cash payment of $315,000 to IM Ready in March 2014. The Earn-Out Obligation is recorded as $3.0 million and $3.6 million long-term debt at September 30, 2014 and December 31, 2013, respectively, and $0.3 million as a current liability at December 31, 2013, on the condensed consolidated balance sheets.

The additional $0.6 million reduction was recorded as a gain on reduction of contingent obligations in the Company’s unaudited condensed consolidated statements of operations in the Current Nine Months. The reduction in the Earn-Out Obligation was based primarily on a revision of projected future net royalty income related to the Isaac Mizrahi Brand within the earn-out period. The recorded earn-out obligation was reduced as a result of the timing of projected future net royalty income of the Isaac Mizrahi Business, therefore diminishing the probability of achieving the remaining royalty target. This adjustment resulted from the Company having better visibility in its 2015 royalties given current Isaac Mizrahi Brand product sales information.

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

Ripka Earn-Out

In connection with the purchase of the Ripka Brand, the Company agreed to pay Ripka additional consideration of up to $5 million in aggregate (the “Ripka Earn-Out”), payable in cash or shares of the Company’s Common Stock based on the fair market value of our Common Stock at the time of payment, and with a floor of $7.00 per share, based on the Ripka Brand achieving in excess of $1 million of net royalty income during each of the 12-month periods beginning on October 1, 2015 and ending on October 1, 2018, less the sum of all earn out payments for any prior earn-out period. Net royalty income shall not include any revenues generated by direct-response television sales or any revenue accelerated as a result of termination. The Ripka Earn-Out of $3.78 million is recorded as long-term debt at September 30, 2014 on the condensed consolidated balance sheets based on the difference between the fair value of the assets of the Ripka Brand acquired and the total consideration paid.

XCEL BRANDS, INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements September 30, 2014 (Unaudited)

In accordance with ASC Topic 480, the earn-out obligation is treated as a liability in the accompanying condensed consolidated balance sheets because of the variable number of shares payable under the agreement.

As of September 30, 2014 and December 31, 2013, total contingent obligations were $9.6 million and $6.7 million, respectively.

7.	Stockholders’ Equity

2011 Equity Incentive Plan

The Company’s 2011 Equity Incentive Plan, as amended and restated (the “Plan”) is designed and utilized to enable the Company to offer its employees, officers, directors, consultants and others whose past, present and/or potential contributions to the Company have been, are or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company. A total of 5,000,000 shares of common stock are eligible for issuance under the Plan. The Plan provides for the grant of any or all of the following types of awards: stock options, restricted stock, deferred stock, stock appreciation rights and other stock-based awards. The Plan is administered by the Board, or, at the Board's discretion, a committee of the Board. (See Note 12 Subsequent Events)

On April 1, 2013, the Company issued to management 1,270,000 shares of restricted stock. The vesting date of 1,075,000 shares of restricted stock was September 20, 2014, provided, however, that each such grantee has the right to extend the vesting date by six-month increments in his sole discretion, prior to the date the restrictions would lapse. The vesting date of 97,500 shares of restricted stock was September 30, 2014 and the vesting date of 97,500 shares of restricted stock is March 31, 2015. Notwithstanding the foregoing, each grantee may extend the first anniversary of all or a portion of the Restricted Shares by six months and, thereafter one or more times may further extend such date with respect to all or a portion of the Restricted Shares until the next following September 30th or March 31st, as the case may be, by providing written notice of such election to extend such date with respect to all or a portion of the Restricted Shares prior to such date. As of September 30, 2014, restrictions on 85,000 shares have lapsed and the remaining 1,185,000 shares are scheduled to vest on March 31, 2015. The Company repurchased 40,750 shares of restricted stock upon vesting to satisfy the grantees’ tax withholding obligation.

On April 1, 2013, the Company issued to non-management directors 100,000 shares of restricted stock. The vesting date of 50,000 shares of restricted stock was September 30, 2014 and the vesting date of 50,000 shares of restricted stock is March 31, 2015. Notwithstanding the foregoing, each grantee may extend the first anniversary of all or a portion of the Restricted Shares by six months and, thereafter one or more times may further extend such date with respect to all or a portion of the Restricted Shares until the next following September 30th or March 31st, as the case may be, by providing written notice of such election to extend such date with respect to all or a portion of the Restricted Shares prior to such date. As of September 30, 2014, restrictions on 10,000 shares have lapsed and 90,000 shares are scheduled to vest on March 31, 2015.

On May 1, 2013, the Company issued to non-executive employees 29,750 shares of restricted stock. The shares of restricted stock will vest evenly over 2 years, whereby 50% shall vested on April 30, 2014 and 50% shall vest on April 30, 2015.

On January 1, 2014, the Company issued to a member of management and a key employee an aggregate of 825,000 shares of restricted stock. The vesting date for 550,000 shares of restricted stock is July 1, 2014, and the remaining 275,000 shall vest evenly over the periods ending September 30, 2014, 2015 and 2016, provided, however, that each such grantee has the right to extend the vesting dates by six-month increments in their sole discretion, prior to the date the restrictions would lapse. As of September 30, 2014, restrictions on 2,500 shares have lapsed and 550,000 shares, 89,500 shares, 92,000 shares and 91,000 shares are scheduled to vest on January 1, 2015, March 31, 2015, September 30, 2015 and September 30, 2016, respectively. The Company repurchased 1,250 shares of restricted stock upon vesting to satisfy the grantee’s tax withholding obligation.

On January 1, 2014, the Company granted options to purchase an aggregate of 50,000 shares of Common Stock to a non-executive employee of the Company. The exercise price per share of the options is $5.00 per share, and 50% of the options will vest on each of the first and second anniversaries of the grant date. As of September 30, 2014, all of these options have been forfeited.

XCEL BRANDS, INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements September 30, 2014 (Unaudited)

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

On May 15, 2014, the Company issued to certain executives and employees 557,475 shares of restricted stock. The shares of restricted stock will vest evenly over two years, whereby 50% shall vest on May 31, 2015 and 50% shall vest on May 31, 2016. Notwithstanding the foregoing, each grantee may extend the first anniversary of all or a portion of the Restricted Shares by six months and, thereafter one or more times may further extend such date with respect to all or a portion of the Restricted Shares until the next following September 30th or March 31st, as the case may be, by providing written notice of such election to extend such date with respect to all or a portion of the Restricted Shares prior to such date.

On May 15, 2014, the Company granted options to purchase an aggregate of 50,000 shares of Common Stock to a non-executive employee of the Company. The exercise price per share of the options is $7.50 per share, and 50% of the options will vest on each of May 15, 2015 and 2016.

On July 15, 2014, the Company issued one of its directors 25,000 shares of restricted stock. The shares of restricted stock will vest evenly over two years, whereby 50% shall vest on March 31, 2015 and 50% shall vest on March 31, 2016. Notwithstanding the foregoing, the grantee may extend the first anniversary of all or a portion of the Restricted Shares by six months and, thereafter one or more times may further extend such date with respect to all or a portion of the Restricted Shares until the next following September 30th or March 31st, as the case may be, by providing written notice of such election to extend such date with respect to all or a portion of the Restricted Shares prior to such date.

On July 1, 2014, the Company granted options to purchase an aggregate of 35,000 shares of Common Stock to certain non-executive employees of the Company. The exercise price per share of the options is $7.50 per share, and 50% of the options will vest on each of June 30, 2015 and 2016.

Stock Options and Warrants

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

The fair value for all options was estimated at the dates of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected Volatility (i)	24-30%
Expected Dividend Yield	0%
Expected Life (Term) (ii)	2 – 3 years
Risk-Free Interest Rate	0.58% - 0.69%

The options that the Company granted under the Plan expire at various times, either five, seven or ten years from the date of grant, depending on the particular grant.

(i)	Due to the Company’s limited trading activity, the Company used the average volatility of similar companies in its industry.
(ii)	Due to the Company’s limited history, the expected life of options was calculated using the ‘simplified method’ in accordance with Staff Accounting Bulletin (“SAB”) Topic 14.02 in accordance with SAB 110.

Stock Options

A summary of the Company’s stock options for the Current Nine Months is as follows:

		Weighted Average
	Options	Exercise Price
Outstanding at January 1, 2014	343,125	$4.55
Granted	135,000	6.57
Canceled	–	–
Exercised	(19,000)	3.58
Expired/Forfeited	(65,125)	4.55
Outstanding at September 30, 2014 and expected to vest	394,000	$5.29
Exercisable at September 30, 2014	309,000	$4.70

XCEL BRANDS, INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements September 30, 2014 (Unaudited)

Compensation expense related to stock option grants for the Current Quarter and the Prior Year Quarter was $15,000 and $19,000, respectively. Compensation expense related to stock option grants for the Current Nine Months and the Prior Year Nine Months was $37,000 and $58,000, respectively. Compensation expense related to stock options is reported as stock-based compensation under operating expenses in the unaudited condensed consolidated statements of operations. An additional amount of $100,000 is expected to be expensed over a period of 21 months from October 1, 2014 through June 2016.

The preceding table does not include options to purchase 576 shares of Common Stock for $728 per share issued under the Company’s former equity plan. The Company does not expect to issue any equity awards under this plan.

Warrants

A summary of the Company’s warrants for the Current Nine Months is as follows:

		Weighted-Average
	Warrants	Exercise Price
Outstanding at January 1, 2014	1,469,543	$3.05
Granted	–	–
Canceled	–	–
Exercised	–	–
Expired/Forfeited	–	–
Outstanding at September 30, 2014 and expected to vest	1,469,543	$3.05
Exercisable at September 30, 2014	1,457,043	$3.03

Compensation expense related to warrants for the Current Quarter and the Prior Year Quarter was $0 and $11,000, respectively. Compensation expense related to warrants for the Current Nine Months and the Prior Year Nine Months was $0 and $33,000, respectively. Compensation expense related to warrants in the Prior Year Quarter and Prior Year Nine Months is reported as stock-based compensation under operating expenses in the unaudited condensed consolidated statements of operations.

The Company values other warrants issued to non-employees at the commitment date at the fair market value of the instruments issued, a measure which is more readily available than the fair market value of services rendered, using the Black-Scholes model. The fair market value of the instruments issued is expensed over the vesting period.

Compensation expense related to warrants in connection with a licensing agreement is amortized over the 5-year initial term of the license agreement and is recorded as a discount to licensing revenues. The stock-based licensing revenue-discount for the Current Quarter and the Prior Year Quarter was $10,000 and $1,000, respectively. The stock-based licensing revenue-discount for the Current Nine Months and the Prior Year Nine Months was $13,000 and $3,000, respectively. The Company fully amortized the remaining value of warrants due to the termination of the related license agreement during the three months ended September 30, 2014.

In October 2013, the Company issued to Adam Dweck (“AD”) who is an Executive Vice President of Earthbound, LLC (“Earthbound”) and the son of Jack Dweck, who is a principal of Earthbound and was on the Company’s board of directors through June 26, 2014 (see Note 11, Related Party Transactions), warrants to purchase 25,000 shares of common stock with an exercise price of $5.00 per share and a term expiring August 2, 2016. 12,500 of the warrants are subject to AD generating $0.5 million of accumulated royalties and additional Warrants to purchase 12,500 shares of Common Stock at an exercise price of $5.00 per share, subject to AD generating $1.0 million of accumulated royalties. To date, AD has reached the first milestone of $0.5 million sourced royalties and the Company deems it likely that AD will reach the second milestone of $1.0 million of AD sourced royalties by August 2, 2016. Compensation expense related to warrants in connection with the licensing agreement is amortized over the expected period in which the royalty targets will be met and is recorded as a royalty commission expense and netted with licensing revenues. The stock-based commission expense for the Current Quarter and the Prior Year Quarter was $0. The stock-based commission expense for the Current Nine Months and the Prior Year Nine Months was $1,000 and $0, respectively. No additional amount is expected to be amortized after September 30, 2014.

XCEL BRANDS, INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements September 30, 2014 (Unaudited)

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

A summary of the Company’s restricted stock for the Current Nine Months is as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2014	2,026,554	$3.59
Granted	1,457,475	5.28
Canceled	–	–
Vested	(110,000)	3.86
Expired/Forfeited	(3,625)	3.86
Outstanding at September 30, 2014	3,370,404	$4.39

Compensation expense related to restricted stock grants for the Current Quarter and Prior Year Quarter was $917,000 and $2,266,000, respectively. Compensation expense related to restricted stock grants for the Current Nine Months and Prior Year Nine Months was $4,282,000 and $4,562,000, respectively. Compensation expense related to restricted stock grants is reported as stock-based compensation under operating expenses in the unaudited condensed consolidated statements of operations. An additional amount of $4,466,000 is expected to be amortized over a period of 24 months from October 1, 2014 through September 2016.

Shares Available Under the Company’s 2011 Equity Incentive Plan

At September 30, 2014 there were 614,033 common shares available for issuance under the Company’s 2011 Equity Incentive Plan.

Shares Reserved for Issuance

At September 30, 2014, there were 2,478,152 common shares reserved for issuance pursuant to warrants, stock options and availability for issuance under the Company’s 2011 Equity Incentive Plan.

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

Shares used in calculating basic and diluted income (loss) per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic	12,021,614	10,167,769	11,526,277	8,892,303
Effect of exercise of warrants	897,509	4,241	–	4,644
Effect of exercise of stock options	115,046	581,840	–	581,840
Diluted	13,034,169	10,753,850	11,526,277	9,478,787

XCEL BRANDS, INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements September 30, 2014 (Unaudited)

The computation of basic and diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options and warrants	-	1,126,925	-	949,498

9.	Income Tax

The effective income tax rate for the Current Quarter and the Prior Year Quarter was approximately 166% and (37%), respectively, resulting in an income tax benefit of $0.17 million and $0.85 million, respectively. The effective income tax rate for the Current Nine Months and the Prior Year Nine Months was approximately 55% and (524%), respectively, resulting in a $0.58 million and $1.63 million income tax benefit, respectively. During the Current Nine Months and prior to the Current Quarter, the Company recorded a $0.6 million gain on the reduction of contingent obligations related to the acquisition of the Isaac Mizrahi Brand. This gain is not subject to tax and was treated as a discrete item in the Current Nine Months (See Note 6, Debt). The disproportionate income (loss) before income taxes for the Current Quarter, compared to the Current Nine Months, has a disproportionate effect on the effective income tax rate for the Current Quarter. During the Prior Year Quarter, the Company recorded a $5.1 million gain on the reduction of contingent obligations related to the acquisition of the Isaac Mizrahi business. This gain was not subject to tax and was treated as a discrete item. Additionally, there was an increase in the state income tax rate which was booked to deferred income tax expense and treated as a discrete item occurring in the Prior Year Quarter and Prior Year Nine Months.

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

The following table presents the key performance information of the Company’s reportable segments:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2014	2013	2014	2013

Revenues:
Net licensing revenue	$5,092,000	$3,075,000	$13,821,000	$8,863,000
Design and service fee revenue	286,000	714,000	1,161,000	1,288,000
Design and licensing revenues	5,378,000	3,789,000	14,982,000	10,151,000
Net retail sales	235,000	130,000	381,000	162,000
Total revenues	$5,613,000	$3,919,000	$15,363,000	$10,313,000

Operating income (loss):
Design and licensing	$860,000	$2,797,000	$1,465,000	$1,966,000
Retail	(546,000)	(140,000)	(1,468,000)	(233,000)
Total operating income (loss)	$314,000	$2,657,000	$(3,000)	$1,733,000

Depreciation and amortization:
Design and licensing	$225,000	$214,000	$667,000	$653,000
Retail	40,000	8,000	89,000	10,000
Total depreciation and amortization	$265,000	$222,000	$756,000	$663,000

Capital expenditures:
Design and licensing	$90,000	$30,000	$189,000	$127,000
Retail	107,000	23,000	456,000	141,000
Total capital expenditures	$197,000	$53,000	$645,000	$268,000

XCEL BRANDS, INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements September 30, 2014 (Unaudited)

	September 30, 2014	December 31, 2013
Long Lived Assets:
Trademarks and other intangibles, net
Design and licensing	$69,692,000	$45,308,000
Retail	-	-
Total trademarks and intangibles, net	$69,692,000	$45,308,000

Property and equipment
Design and licensing	$845,000	$939,000
Retail	604,000	214,000
Total property and equipment	$1,449,000	$1,153,000

11.	Related Party Transactions

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

The Company incurred direct licensing costs with Mr. Slater, who serves as a director for the Company, from amortization of a prepaid licensing commission payment in 2012 for the Current Quarter and the Prior Year Quarter of $21,000 and $12,000, respectively, and for the Current Nine Months and Prior Year Nine Months of $63,000 and $35,000, respectively.

On June 5, 2013, the Company paid Threadstone Advisors, LLC (“Threadstone”) a fee of $280,000 for the placement of $4,000,000 of proceeds from a private stock offering. This placement fee was recorded as a reduction in paid-in capital and reflected in the stockholders’ equity section of the condensed consolidated balance sheet. Mr. Slater is an officer and a 5% owner of Threadstone.

Licensing Agent Agreement

On August 2, 2011, the Company entered into a licensing agent agreement with AD, pursuant to which he is entitled to a five percent (5%) commission on any royalties we receive under any new license agreements that he procures for us during the initial term of such license agreements. AD earned $5,000 and $4,000 in fees for the Current Quarter and Prior Year Quarter and earned $17,000 and $14,000 in fees for the Current Nine Months and Prior Year Nine Months, respectively.

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

XCEL BRANDS, INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements September 30, 2014 (Unaudited)

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

12.	Subsequent Events

Effective November 6, 2014, we amended our Certificate of Incorporation to increase the total number of authorized shares of capital stock which the Company shall have authority to issue from 26,000,000 shares, consisting of 25,000,000 shares of common stock and 1,000,000 shares of preferred stock, to 36,000,000 shares, consisting of 35,000,000 shares of common stock and 1,000,000 shares of preferred stock.

Effective November 6, 2014, we amended our 2011 Equity Incentive Plan, to (a) increase the number of shares of common stock reserved and available for distribution under the Plan from 5,000,000 to 8,000,000, (b) increase the maximum number of shares with respect to Incentive Stock Options (as defined in the Plan) which may be granted under the Plan from 2,000,000 to 5,000,000, (c) increase the maximum number of shares of common stock with respect to which Options or Restricted Stock (as both terms are defined in the Plan) may be granted to any Participant (as defined in the Plan) from 2,000,000 to 5,000,000 and (d) provide for the award of cash bonuses to Participants.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements that are not historical facts contained in this report are forward-looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks are detailed in the Risk Section of our Form 10-K for the fiscal year ended December 31, 2013. The words “believe,” “anticipate,” “expect,” “confident,” “project,” “provide,” “plan,” “likely,” “future,” “ongoing,” “intend,” “may,” “should,” “would,” “could,” “guidance” and similar expressions identify forward-looking statements.

Overview

Xcel Brands, Inc. (“Xcel”, the “Company”, “we”, “us”, or “our”) is a brand management company engaged in the design, licensing, marketing and retail sales of consumer brands, including the Isaac Mizrahi Brand, certain rights of LCNY and the Ripka Brand, which we acquired on April 3, 2014. The Company operates in two segments: (i) the Design and Licensing business and (2) and our Retail Business.

Our objective is to build a diversified portfolio of lifestyle consumer brands through organic growth and acquisition of new brands. To achieve this objective, we intend to:

•	grow organically by licensing our existing brands into additional product categories and distribution channels; expanding the brands’ retail penetration, customer awareness and brand loyalty by optimizing sales through cross-channel and social marketing;
•	develop international expansion through licenses, partnerships, joint ventures and other arrangements with leading retailers and wholesalers outside the United States;
•	acquire consumer brands or the rights to brands which we believe are strategic to our omni-channel sales strategy. We focus on dynamic brands that we believe are synergistic to our existing portfolio of brands, that are leverageable onto our proprietary product development and brand management platform, that exhibit meaningful organic global growth potential and will be accretive to our earnings; and
•	expand our e-commerce and retail presence in the United States and internationally to support our design, marketing and licensing business.

We believe that Xcel offers a unique value proposition to its licensors and customers for the following reasons:

•	our management team, including our officers’ and directors’ historical track records and relationships within the industry;
•	our brand management platform, which has a strong focus on design and marketing; and
•	our operating strategy of licensing brands with significant media presence and driving sales through our omni-channel retail sales strategy across direct-response television, brick-and-mortar, internet and retail channels.

The Company seeks to maximize the value of its brands by entering into strategic licenses with licensees who it assists in designing, manufacturing and distributing the licensed products. The Company selects licensees that it believes will be able to produce and sell high quality products in the categories in which they specialize in amounts that are capable of exceeding minimum sales targets and royalties that are included in the Company’s licensing agreements for each of its brands.

Our Design and Licensing business operates in a “working capital light” business model, wherein we license our brands to third parties, provide certain design services, and generate royalty and design and service fee revenues through licensing and other agreements with wholesale manufacturers, sourcing and design companies, and retailers. This includes licensing our own brands for promotion and distribution through an omni-channel retail sales strategy including distribution through direct response television, the internet, and traditional brick-and-mortar retail channels. The Company believes that this strategy distinguishes it from other brand management companies that rely solely on their licensees for design and distribution and enables the Company to leverage the media reach of its direct-response television partners, including through television and social media, to drive sales of products under the Company’s brands across all distribution channels. In our licensing agreements, our partners are responsible for manufacturing and distributing our licensed products, subject to our continued oversight and marketing support. Our business model allows us to focus on our core competencies of designing, marketing and managing brands without much of the risk and investment requirements associated with traditional apparel companies. The Isaac Mizrahi brand and LCNY brand are licensed through our wholly-owned subsidiary IM Brands, LLC (“IM Brands”) (the “Isaac Mizrahi Business”) and the Ripka Brand is licensed through our wholly-owned subsidiary, JR Licensing, LLC (“JR Licensing”).

The Company’s Retail Business operates through its wholly-owned subsidiary, IMNY Retail Management, LLC (“Retail Management”). Retail Management launched an e-commerce platform under our Isaac Mizrahi Brand in May 2014. With the Ripka Brand acquisition, we also acquired the rights to the Ripka e-commerce site. We opened our first retail store in June 2013 in Southampton, New York (the “Southampton Store”) and opened our second retail store, an outlet store located near Atlanta, GA (the “Georgia Store”), in March 2014.

Summary of Operating Results

The three months ended September 30, 2014 (the “Current Quarter”) compared to the three months ended September 30, 2013 (the “Prior Year Quarter”).

The Company had net income of $0.07 million for the Current Quarter, compared to net income of $3.12 million for the Prior Year Quarter. Net income for the Current Quarter and the Prior Year Quarter include certain non-cash components as described in the following paragraph and detailed later in this section.

The Company had Adjusted EBITDA of $1.56 million for the Current Quarter, compared to Adjusted EBITDA of $1.39 million for the Prior Year Quarter. Adjusted EBITDA is a non-GAAP (generally accepted accounting principles) unaudited term, defined as net income before interest expense and other financing costs (including gain (loss) on extinguishment of debt), income taxes, other state and local franchise taxes, depreciation and amortization, non-cash compensation and other non-cash income and (expenses) (including gain on reduction of contingent obligations). Management uses Adjusted EBITDA as a measure of operating performance to assist in comparing performance from period to period on a consistent basis and to identify business trends relating to the Company's results of operations. Adjusted EBITDA is also useful because it provides supplemental information to assist investors in evaluating the Company’s financial results. A reconciliation of net income to Adjusted EBITDA is provided later in this section.

The Company’s operating income was $0.31 million in the Current Quarter, compared to $2.66 million in the Prior Year Quarter.

Total Revenues.

Current Quarter total revenues increased approximately $1.69 million to $5.61 million from $3.92 million in the Prior Year Quarter. This was primarily related to increases in net licensing fee revenues of $2.01 million and net retail sales of $0.11 million, offset by a decrease in design and service fee revenue of $0.43 million.

Design and Licensing Segment – Current Quarter net licensing and design and service fee revenues increased approximately $1.59 million to $5.38 million from $3.79 million for the Prior Year Quarter. Net licensing revenues for the Current Quarter increased by $2.02 million, compared to the Prior Year Quarter, primarily due to an increase in direct response television (“DRT”) revenues of $2.20 million. Revenues related to our Ripka branded merchandise, which commenced in April 2014, and the continuing growth of our Isaac Mizrahi branded merchandise were the main contributing factors. We are also focusing on our international expansion. In September 2013, we commenced marketing our Isaac Mizrahi brand through DRT in Canada on The Shopping Channel (“TSC”). In April 2014, upon our acquisition of the Ripka Brand, we launched the Ripka Brand on TSC in Canada. In May 2014 we brought the IsaacMizrahiLIVE brand to the United Kingdom through QVC. Wholesale licensing increased by $0.36 million in the Current Quarter compared with the Prior Year Quarter. Current Quarter design and service fee revenue decreased by $0.43 million compared with the Prior Year Quarter primarily due to a non-recurring service fees recognized in the Prior Year Quarter.

Retail Segment - The Company reported net retail sales of $0.24 million in the Current Quarter, which included sales from our Georgia Store that opened in March 2014, the Southampton Store which re-opened in May 2014 and our e-commerce platform launched in May 2014. Net retail sales for the Prior Year Quarter were $0.13 million, all of which was attributable to the Southampton Store, which opened in June 2013.

Gross Profit.

Retail Segment – The Retail Segment reported no gross profit for the Current Quarter, compared to a gross profit of $0.07 million for the Prior Year Quarter. During the Current Quarter, we wrote-down our inventory by $0.08 million for product that is expected to be liquidated in the fourth quarter of this year.

Operating Expenses.

Operating expenses totaled $5.06 million for the Current Quarter, compared to $4.95 million for the Prior Year Quarter, an increase of $0.11 million.

Design and Licensing Segment - Operating expenses totaled $4.51 million for the Current Quarter, compared to $4.74 million for the Prior Year Quarter. The decrease of approximately $0.23 million was primarily related to a decrease in stock-based compensation of $1.36 million, offset by an increase in compensation expense of $0.76 million and an increase in other design and marketing costs and general and administrative expenses of $0.37 million. The increase in compensation expense was primarily due to the staffing needs and performance based compensation attributable to the growth of the Company, and staffing for the Ripka brand acquired in April 2014.

Retail Segment – Operating expenses were $0.54 million for the Current Quarter, compared to $0.21 million in the Prior Year Quarter. Operating expenses for the Current Quarter include costs associated with the Georgia Store, the Southampton Store and the e-commerce platform. The Prior Year Quarter only included operating expenses associated with the Southampton Store, which began operations in early May 2013 and incurred store preparation and merchandising costs prior to its opening in mid-June 2013.

Other Expenses (Income).

Other expenses (income) netted to ($3.75) million for the Prior Year Quarter. The other expenses (income) for the Prior Year Quarter consisted of a $1.35 million loss on extinguishment of debt offset by a ($5.1) million gain on reduction of contingent obligations. The loss on extinguishment of debt was the result of the Company refinancing its long-term term debt (“Old Loan”) with a new term debt (“New Loan”) facility, with more favorable terms. The extinguishment of the Old Loan included a prepayment fee of $0.19 million and an acceleration of deferred finance costs and loan discount of $1.16 million resulting in a loss on extinguishment of debt of $1.35 million. The Company reduced the fair value of its contingent obligation by $5.1 million in the Prior Year Quarter, resulting in a gain on reduction of contingent obligations.

Interest and Finance Expense.

Interest and finance expense for the Current Quarter increased slightly by approximately $0.03 million to $0.41 million, compared to $0.38 million in the Prior Year Quarter. This is primarily due to the $0.04 million net increase attributable to a higher term debt principal balance from financing a portion of the Ripka Brand acquisition, and a decrease of $0.01 million in the Current Quarter of interest expense and finance charges from the amortization of debt discounts and deferred finance costs compared with the Prior Year Quarter.

Provision for Income Taxes.

The effective income tax rate for the Current Quarter was approximately 166% resulting in a $0.16 million income tax benefit. During the Current Quarter, the effective tax rate of 166% is the result of a $0.6 million gain on the reduction of contingent obligations related to the acquisition of the Isaac Mizrahi Brand treated as a discrete item in the Current Nine Months that occurred prior to the Current Quarter. The disproportionate income (loss) before income taxes for the Current Quarter, compared to the Current Nine Months, has a disproportionate effect on the effective income tax rate for the Current Quarter. The effective income tax rate for the Prior Year Quarter was (37%) resulting in a $0.85 million income tax benefit. During the third quarter of 2013, the Company recorded a $5.1 million gain on the reduction of contingent obligations related to the acquisition of the Isaac Mizrahi business. This gain is not subject to tax and was treated as a discrete item. Additionally, there was an increase in the state income tax rate which was booked to deferred income tax expense and treated as a discrete item occurring in the third quarter of 2013.

The nine months ended September 30, 2014 (the “Current Nine Months”) compared to the nine months ended September 30, 2013 (the “Prior Year Nine Months”).

The Company had a net loss of $0.48 million for the Current Nine Months, compared to a $1.94 million net income for the Prior Year Nine Months. Net income for the Current Nine Months and the Prior Year Nine Months include certain non-cash components as described in the following paragraph and detailed later in this section.

The Company had Adjusted EBITDA of $4.56 million for the Current Quarter, compared to Adjusted EBITDA of $3.30 million for the Prior Year Quarter. Management uses Adjusted EBITDA as a measure of operating performance to assist in comparing performance from period to period on a consistent basis and to identify business trends relating to the Company's results of operations. Adjusted EBITDA is also useful because it provides supplemental information to assist investors in evaluating the Company’s financial results. A reconciliation of net income to Adjusted EBITDA is provided later in this section.

The Company’s operating loss was $3,000 in the Current Nine Months, compared to a $1.73 million operating income in the Prior Year Nine Months.

Total Revenues.

Current Nine Months total revenues increased approximately $5.05 million to $15.36 million from $10.31 million for the Prior Year Nine Months. This was primarily related to increases in net licensing fee revenues of $4.95 million and net retail sales of $0.22 million, offset by a decrease in design and service fee revenue of $0.12 million.

Design and Licensing Segment – Current Nine Months net licensing and design and service fee revenues increased approximately $4.85 million to $15.0 million from $10.15 million for the Prior Year Nine Months. Net licensing revenues for the Current Nine Months increased by $4.95 million, compared to the Prior Year Nine Months, primarily due to an increase in DRT revenues of $4.92 million. Increased revenues from our Ripka branded merchandise, which commenced in April 2014, and the continuing growth of Isaac Mizrahi branded merchandise were the main contributing factors. We are also focusing on our international expansion. In September 2013, we commenced marketing our Isaac Mizrahi brand through DRT in Canada on TSC. In April 2014, upon our acquisition of the Ripka Brand, we launched the Ripka Brand on TSC in Canada. In May 2014 we brought the IsaacMizrahiLIVE brand to the United Kingdom through QVC. Wholesale licensing increased by $0.03 million in the Current Nine Months compared with the Prior Year Nine Months. Current Nine Months design and service fee revenue decreased by $0.12 million compared with the Prior Year Nine Months primarily due to a non-recurring service fees recognized in the Prior Year Nine Months.

Retail Segment - The Company reported net retail sales of $0.38 million in the Current Nine Months, during which the Georgia Store was opened in March 2014, the Southampton Store reopened in May 2014, and our e-commerce platform was launched in May 2014. Net retail sales for the Prior Year Nine Months were $0.16 million, all of which was attributable to the Southampton Store, which opened June 2013.

Gross Profit.

Retail Segment – Gross profit was $0.03 million for the Current Nine Months, compared to $0.08 million for the Prior Year Nine Months. Included in cost of goods sold for the Current Nine Months was a write-down of inventory, one-time shipping charge (transferring inventory from the Southampton Store to the Georgia Store) and shrink reserve totaling $0.13 million.

Operating Expenses.

Operating expenses totaled $15.61 million for the Current Nine Months, compared to $12.26 million for the Prior Year Nine Months, an increase of $3.35 million.

Design and Licensing Segment - Operating expenses totaled $14.11 million for the Current Nine Months, compared to $11.94 million for the Prior Year Nine Months. The increase of approximately $2.17 million was primarily related to an increase in compensation expense of $2.07 million and an increase in other design and marketing costs and general and administrative expenses of $0.43 million, offset by a decrease in stock-based compensation of $0.33 million. The increase in compensation expense was primarily due to the staffing needs and performance based compensation attributable to the growth of the Company, and staffing for the Ripka brand acquired in April 2014.

Retail Segment – Operating expenses were $1.50 million for the Current Nine Months, compared to $0.32 million in the Prior Year Nine Months. Operating expenses for the Current Nine Months include costs associated with the Georgia Store, the Southampton Store and the e-commerce platform. The Prior Year Nine Months only includes operating expenses associated with the Southampton Store, which began operations in early May 2013 and incurred store preparation and merchandising costs prior to its opening in mid-June 2013.

Other Expenses (Income).

Other income for the Current Nine Months consists of a ($0.6) million gain on the reduction of contingent obligations, as a result of the Company reducing the fair value of its contingent obligation on its IM earn-out obligation. The reduction in the Earn-Out Obligation for the current year was based on a revision of the timing of projected future net royalty income related to the Isaac Mizrahi Business, therefore diminishing the probability of achieving the remaining royalty targets. This adjustment results from the Company having better visibility in its 2015 royalties given current Isaac Mizrahi Brand product sales information.

Other income, net for the Prior Year Nine Months consisted of a $1.35 million loss on extinguishment of debt offset by a ($5.1) million gain on reduction of contingent obligations. The loss on extinguishment of debt was the result of the Company refinancing its Old Loan with a New Loan facility, with more favorable terms. The extinguishment of the Old Loan included a prepayment fee of $0.19 million and an acceleration of deferred finance costs and loan discount of $1.16 million resulting in a loss on extinguishment of debt of $1.35 million. The Company reduced the fair value of its contingent obligation by $5.1 million in the Prior Year Nine Months, resulting in a gain on reduction of contingent obligations.

Interest and Finance Expense.

Interest and finance expense for the Current Nine Months decreased by approximately $0.36 million to $1.06 million, compared to $1.42 million in the Prior Year Nine Months. This was primarily due to the net $0.14 million decrease attributable to lower interest rates in the Company’s term debt, partially offset by higher term debt principal balance from financing a portion of the Ripka Brand acquisition, and a decrease of $0.22 million in the Current Nine Months of interest expense and finance charges from the amortization of debt discounts and deferred finance costs compared with the Prior Year Nine Months.

Provision for Income Taxes.

The effective income tax rate for the Current Nine Months was approximately 55% resulting in a $0.58 million income tax benefit. The effective income tax rate for the Prior Year Nine Months was (524%) resulting in a $1.63 million income tax benefit. During the Current Nine Months, the Company recorded a $0.6 million gain on the reduction of contingent obligations related to the acquisition of the Isaac Mizrahi Brand. This gain is not subject to tax and was treated as a discrete item occurring in the Current Nine Months (See Note 6, Debt). During the third quarter of 2013, the Company recorded a $5.1 million gain on the reduction of contingent obligations related to the acquisition of the Isaac Mizrahi business. This gain is not subject to tax and was treated as a discrete item. Additionally, there was an increase in the state income tax rate which was booked to deferred income tax expense and treated as a discrete item occurring in the third quarter of 2013.

Adjusted EBITDA.

Adjusted EBITDA for the Current Quarter increased approximately $0.16 million to $1.55 million from $1.39 million for the Prior Year Quarter. The increase was primarily attributable to an increase in design and licensing segment operating income, exclusive of non-cash expenses, of $0.47 million, compared with the Prior Year Quarter, partially offset by an increase in retail segment operating loss, exclusive of non-cash expenses, of $0.31 million compared with the Prior Year Quarter.

Adjusted EBITDA for the Current Nine Months increased approximately $1.26 million to $4.56 million from $3.30 million for the Prior Year Nine Months. The increase was primarily attributable to an increase in design and licensing segment operating income, exclusive of non-cash expenses, of $2.33 million compared with the Prior Year Nine Months, partially offset by an increase in retail segment operating loss, exclusive of non-cash expenses, of $1.07 million compared with the Prior Year Nine Months.

The following table is a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$66,000	$3,119,000	$(480,000)	$1,936,000
Depreciation & amortization	265,000	222,000	756,000	663,000
Interest and finance expense	414,000	385,000	1,061,000	1,423,000
Income provision (benefit)	(166,000)	(847,000)	(584,000)	(1,626,000)
State and local franchise taxes	31,000	(39,000)	75,000	–
Stock-based compensation	932,000	2,295,000	4,319,000	4,652,000
Loss on extinguishment of debt	–	1,351,000	–	1,351,000
Gain on reduction of contingent obligations	–	(5,100,000)	(600,000)	(5,100,000)
Other non-cash adjustments	10,000	2,000	13,000	5,000
Adjusted EBITDA	$1,552,000	$1,388,000	$4,560,000	$3,304,000

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund working capital needs, and to a lesser extent, capital expenditures. On April 3, 2014, the Company paid $12.4 million of cash for the acquisition of the Ripka Brand, which includes $9.0 million of JR Term Loan proceeds. At September 30, 2014 and December 31, 2013, our unrestricted cash and cash equivalents were $5.53 million and $7.46 million, respectively.

We expect that existing cash and operating cash flows will be adequate to meet our operating needs, debt service obligations and capital expenditure needs including the debt service under our term loan facilities for the next twelve months. We are dependent on our licensees for most of our revenues, and there is no assurance that the licensees will perform as projected.

Our design and licensing segment does not require significant capital expenditures. However, we opened the Southampton Store in June 2013 for which $0.13 million and $0.14 million of capital expenditures were incurred in the Current Nine Months and the year ended December 31, 2013, respectively. We opened the Georgia Store in March 2014, incurring approximately $0.22 million and $0.05 million of capital expenditures in the Current Nine Months and the year ended December 31, 2013, respectively. We currently have no commitments to open additional retail stores, but we are evaluating retail opportunities. We launched an e-commerce platform in May of this year, for which we incurred $0.02 million of capital expenditures in each of the Current Nine Months and the year ended December 31, 2013. If we expand the retail business, we would be limited to the number of stores we could open without the consent of our lender. In accordance with the terms of the JR Term Loan, we are limited to annual capital expenditures of $1.3 million in any fiscal year.

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

The JR Seller Notes (See Note 6, Debt in the Condensed Consolidated Financial Statements) have a term of five years and are payable in cash or stock, at the Company’s discretion. The Company is also obligated to pay to Ripka $1.0 million (the “First Installment”) and $1.2 million (the “Second Installment”) in cash or shares of the Company’s Common Stock on October 1, 2014 and April 1, 2015, respectively, subject to approval by the Company’s senior lender, Bank of Hapoalim (“BHI”). The First Installment payment date was extended to January 8, 2015. The extension did not result in any penalty or cost to the Company.

Changes in Working Capital

At September 30, 2014 and December 31, 2013, the working capital ratio (current assets to current liabilities) was 1.45 to 1.00 and 4.79 to 1.00, respectively. Commentary on components of our cash flows for the Current Nine Months, compared to the Prior Year Nine Months is set forth below:

Operating Activities

Net cash provided by operating activities was approximately $2.69 million and $0.93 million in the Current Nine Months and Prior Year Nine Months, respectively. The Current Nine Month’s cash provided by operating activities was primarily due to a net loss of $(0.48) million, adjusted for the net change in operating assets and liabilities of $(0.51) million and offset by non-cash operating expenses of $3.68 million. Non-cash operating expenses consist of $4.32 million of stock-based compensation, $0.76 million of depreciation and amortization, $(1.24) million of deferred income tax benefit, $(0.60) million of gain on the reduction of contingent obligations and $0.45 million of amortization of debt discount and deferred finance charges. The Prior Year Nine Month’s cash provided by operating activities was primarily due to net income of $1.94 million and non-cash operating expenses of $0.75 million, offset by a net change in operating assets and liabilities of $(1.75) million. Non-cash operating expenses primarily consist of stock-based compensation of $4.65 million, depreciation and amortization of $0.66 million, non-cash interest and other finance costs of $0.65 million, deferred income tax benefit of $(1.52) million, a loss on the extinguishment of debt of $1.35 million and a gain on the reduction of contingent obligations of $(5.10) million.

Investing Activities

Net cash used in investing activities for the Current Nine Months was approximately $13.01 million, compared to $0.28 million in the Prior Year Nine Months. The Current Nine Months net cash used in investing activities was attributable to cash consideration paid for the acquisition of the Ripka Brand of $12.36 million and capital expenditures of $0.65 million. In the Prior Year Nine Months, $0.27 million of capital expenditures was attributable to property and equipment and $0.01 million was attributable to payment of a security deposit.

Financing Activities

Net cash provided by financing activities for the Current Nine Months was approximately $8.39 million, primarily attributable to $9.00 million of proceeds from the term debt related to the Ripka Brand, offset by $0.31 million of contingent obligation payments, $0.06 million of repurchased shares of restricted stock that had vested and $0.24 million of deferred financing costs related to the Ripka Brand acquisition. Net cash provided by financing activities for the Prior Year Nine Months was approximately $3.28 million, primarily attributable $4.69 million of net proceeds (after expenses) from the issuance of common stock and $0.10 million of net proceeds from refinancing the previous term debt with the IM Term Loan, partly offset by (i) $0.5 million payment on the IM Seller Note and (ii) $1.01 million in scheduled principal payments of previous term debt. IM Term Debt gross proceeds of $13.0 million was used for (i) satisfying the previous term debt principal balance of $12.49 million, (ii) a prepayment fee and costs of $0.19 million and (iii) $0.22 in deferred financing costs related to the IM Term Loan.

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

Trademarks, Goodwill and Other Intangible Assets

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 350 - Intangibles, Goodwill and Other (“ASC Topic 350”). Under this standard, goodwill and indefinite lived assets are not amortized. The Company’s definite lived intangible assets are amortized over their estimated useful lives. ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

Under this standard, the Company annually has the option to first assess qualitatively whether it is more likely than not that there is an impairment. The Company completed its annual quantitative assessment of trademarks, goodwill and other intangibles at December 31, 2013 and determined that no impairment charges were required. Additionally, the Company did not identify any events or changes in circumstances during the nine months ended September 30, 2014 that would indicate that the carrying value of its trademarks, goodwill and other intangibles at September 30, 2014 may not be recoverable.

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

Level 3 – unobservable inputs that reflect our assumptions that market participants would use in pricing assets or liabilities based on the best information available. The Company’s earn-out obligations (See Note 6, Debt) are based upon certain projected net royalty revenues as defined in the terms and conditions of the acquisition of the Isaac Mizrahi Brand and Ripka Brand.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2014, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2014 such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

B. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

There have not been any significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as noted below.

During 2014, we undertook certain improvements related to our internal control over financial reporting. Specifically, the Company implemented new policies to segregate certain duties and enhance the overall internal control structure. In addition, we engaged a third party external financial reporting advisor with expertise in GAAP and SEC reporting regulations.

We anticipate that the actions described above and resulting improvements in controls will strengthen the Company’s internal control over financial reporting.

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

Date: November 14, 2014	By:	/s/ Robert W. D’Loren
Name: Robert W. D’Loren
Title: Chairman and Chief Executive Officer

	By:	/s/ James Haran
Name: James Haran
Title: Chief Financial Officer and Vice President