Form 10-K
period 2014-12-31
XCel Brands, Inc.
filed 2015-03-31
CIK 1083220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter. $39,061,000 based upon the average bid and asked price of such Common Stock on June 30, 2014.

The number of shares of the issuer’s Common Stock issued and outstanding as of March 25, 2015 was 14,317,980 shares.

Documents Incorporated By Reference: None

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements of historical fact contained in this Annual Report, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “ongoing,” “could,” “estimates,” “expects,” “intends,” “may,” “appears,” “suggests,” “future,” “likely,” “goal,” “plans,” “potential,” “projects,” “predicts,” “seeks,” “should,” “would,” “guidance,” “confident” or “will” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements regarding our anticipated revenue, expenses, profitability, strategic plans and capital needs. These statements are based on information available to us on the date hereof and our current expectations, estimates and projections and are not guarantees of future performance. Forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including, without limitation, the risks outlined under “Risk Factors” or elsewhere in this Annual Report, which may cause our or our industry’s actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. You should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

The “Isaac Mizrahi New York®,” “Isaac Mizrahi®,” “IsaacMizrahiLIVE®,” “Isaac Mizrahi JeansTM,” “Isaac Mizrahi CRAFTTM,” “Judith Ripka LTDTM,” “Judith Ripka CollectionTM,” “Judith Ripka LegacyTM,” “Judith Ripka®,” and “Judith Ripka SterlingTM,” brands and all related logos and other trademarks or service marks of the Company appearing in this Annual Report are the property of the Company. The “H by Halston®,” and “H HalstonTM” brands were acquired by the Company December 22, 2014, however certain U.S. applications for registration that are based upon intent-to-use currently remain in the name of The H Company IP, LLC, from whom we purchased the marks, until such time as the marks are put into use and assigned to us. All other brand names or trademarks appearing in this Annual Report, including “Liz Claiborne New York®,” “Halston®” and “Halston Heritage®,” are the property of their respective owners.

Item 1. Business

Overview of the Business

Xcel Brands, Inc. ("Xcel") is a brand management and development company engaged in the design, licensing, marketing and retail sales of branded apparel, footwear, accessories, jewelry and home goods, and the acquisition of additional high profile consumer lifestyle brands. Presently, its brand portfolio consists of the Isaac Mizrahi, Judith Ripka and H Halston brands. It also manages and designs the Liz Claiborne New York brand, which is sold exclusively through QVC, a leading direct-response television and ecommerce retailer. The Company's business incorporates in-house designers and marketing executives who work with its licensees to help design, promote and elevate each brand within its respective distribution channels. Xcel markets and promotes its brands by employing a highly-differentiated omni-channel sales strategy, which includes promotion through direct-response television, internet, and traditional bricks-and-mortar retail distribution channels, delivering a unique brand experience that is designed to maximize consumer (follower) engagement.

Xcel's vision is intended to reimagine shopping, entertainment and social as one. By leveraging social media content across all distribution channels, Xcel seeks to drive customer (follower) engagement and generate retail sales across its brands. Xcel's strong relationships with leading retailers and direct-response television companies, such as QVC and The Shopping Channel, enable it to reach consumers in over 300 million homes worldwide.

We believe our business model provides significant competitive advantages as compared to traditional wholesale apparel companies that design, manufacture and distribute products. We remain focused on our core competencies of licensing, design, marketing, brand development and oversight, while outsourcing manufacturing and distribution to best-in-class licensing partners. We believe our platform is highly scalable due to our business model’s low overhead and working capital requirements, coupled with minimum guaranteed income levels through our multi-year licensing contracts. Additionally, we believe we can quickly integrate additional brands into our platform in order to leverage our design and marketing capabilities and retail and licensee relationships.

Company History and Corporate Information

The Company was incorporated on August 31, 1989 in the State of Delaware under the name Houston Operating Company. On April 19, 2005, we changed our name to NetFabric Holdings, Inc. On September 29, 2011, Xcel Brands, Inc., a privately-held Delaware corporation (which we refer to as Old Xcel), Netfabric Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company, and certain stockholders of the Company entered into an agreement of merger and plan of reorganization pursuant to which Netfabric Acquisition Corp. was merged with and into Old Xcel, with Old Xcel surviving as a wholly-owned subsidiary of the Company. On September 29, 2011, we changed our name to Xcel Brands, Inc.

Our principal office is located at 475 Tenth Avenue, New York, NY 10018. Our telephone number is (347) 727-2474. Our corporate website is www.xcelbrands.com. Additionally, we maintain websites for our respective brands at www.isaacmizrahi.com and www.judithripka.com.

Our Brand Portfolio

Currently, our brand portfolio includes the Mizrahi brands, the Ripka brands, the H Halston brands and certain rights to the Liz Claiborne New York brand, or LCNY.

Isaac Mizrahi

Isaac Mizrahi is an iconic American brand that stands for timeless, cosmopolitan style. Isaac Mizrahi, the designer, launched his eponymous label in 1987 to critical acclaim, including four Council of Fashion Designers of America (CFDA) awards. Since then, this brand has become known around the world for its colorful and stylish designs. As a true lifestyle brand, under Xcel’s ownership it has expanded into over 150 different product categories including sportswear, footwear, handbags, watches, eyewear, fragrance, tech accessories, intimates, bridal gowns and accessories, pet products, home and other merchandise. Under our omni-channel retail sales strategy, the brand is available across various distribution channels to reach customers wherever they shop: better department stores, direct-response television, including QVC and The Shopping Channel, our e-commerce site at www.isaacmizrahi.com, and national specialty retailers such as Michaels and Best Buy. The brand is also sold in various global locations including Canada, Mexico, the United Kingdom, the Philippines and the Middle East. When we refer to the Mizrahi brands, we include Isaac Mizrahi New York, IsaacMizrahiLIVE, Isaac Mizrahi Jeans, Isaac Mizrahi CRAFT and Isaac Mizrahi. We acquired the Mizrahi brands in September 2011.

Judith Ripka

Judith Ripka is a luxury jewelry brand founded by Judith Ripka in 1977. This brand has become known worldwide for its distinctive designs featuring intricate metalwork, vibrant colors and distinctive feel. The Judith Ripka LTD fine jewelry collection consists of pieces in 18 karat gold and sterling silver with precious colored jewels and diamonds, and is available in fine jewelry stores and luxury retailers and through our e-commerce site at www.judithripka.com, with a line of luxury watches expected to be introduced in 2015. Ms. Ripka also launched an innovative collection of fine jewelry on QVC under the Judith Ripka brand in 1996, where she offers customers fine jewelry, watches and accessories at more accessible price points, including precious and semi-precious stones and multi-faceted diamonique stones made exclusively for the brand. We expanded the Ripka brand to The Shopping Channel in Canada in 2014, with additional global expansion planned. The Ripka brands are distributed in various countries including the United States, Canada, the United Kingdom, Russia, the Ukraine and elsewhere in Europe and the Middle East. When we refer to the Ripka brands, we include Judith Ripka LTD, Judith Ripka, and all related brands and collections. We acquired the Ripka brands in April 2014.

H Halston

The H Halston brands are sub-brands of the Halston fashion brands, which include Halston and Halston Heritage. The Halston brand was founded by Roy Halston Frowick in the 1960s, and quickly became one of the most important American fashion brands in the world, becoming synonymous with glamour, sophistication and femininity. Halston’s groundbreaking designs and visionary style still influence designers around the world today. When we refer to the H Halston brands, we include H Halston and H by Halston. We intend to launch the H by Halston brand on QVC in September 2015. The H by Halston brand will be available exclusively through direct-response television channels. We plan to launch the H Halston brand through a lifestyle collection in 2016. We acquired the H Halston brands in December 2014.

Liz Claiborne New York

Liz Claiborne New York is the accessible luxury brand for Liz Claiborne. Liz Claiborne was founded by Anne Elisabeth “Liz” Claiborne in 1976 to address the void she saw in the market to provide stylish clothes for working women. Sold exclusively on QVC, the Liz Claiborne New York line includes women’s apparel, footwear, outerwear and accessories, and is currently distributed in the United States and the United Kingdom. The Liz Claiborne New York brand, or the LCNY brand, reflects the heritage, style and versatile fashion for which the Liz Claiborne brand has become known. We acquired the business and certain rights to the LCNY brand in September 2011.

QVC Strategic Partnership

QVC is an important strategic partner in our design, marketing and licensing business, and is our largest licensee for each of our Mizrahi, Ripka, H Halston and LCNY brands. QVC’s business model is to promote and sell products through its direct-response television programs and related internet and mobile platforms. We leverage both our brand celebrity hosts as well as alternate brand hosts to promote products under our brands on QVC. According to QVC, QVC increased its global revenues to over $8.6 billion in 2013 through a combination of domestic growth and international expansion into five countries outside of the United States, including the United Kingdom, Germany, Japan, Italy and China, with France as a sixth international country planned for 2015. Additionally, according to QVC, QVC’s customer engagement and reach increased to more than 300 million homes worldwide in 2013, which helped QVC grow into the number two mobile multi-category retailer in Internet Retailer Mobile 500. Also according to QVC, QVC was tied for second in the ForeSee Experience Index and QVC/Liberty Interactive was ranked fifth in the 2013 Internet Retailer eCommerce Top 500. Additionally, our agreements with QVC allow our brand celebrity hosts and spokespersons to promote our non-QVC product lines and strategic partnerships under the Mizrahi, Ripka, and H Halston brands through QVC’s programs, subject to certain parameters including the payment of a portion of our non-QVC revenues to QVC. We believe that this provides us with a unique advantage to continue to leverage QVC’s media platform, reach and attractive customer base to cross-promote products in and drive traffic to our other channels of distribution.

Growth Strategy

Our vision is to monetize the intersection of shopping, entertainment and social media. To fulfill this vision, we plan to continue to grow the reach of our brand portfolio by leveraging our own internal design and marketing expertise and our relationships with key licensees and retailers, and to market our brands through our innovative omni-channel retail sales strategy. Our omni-channel strategy includes distribution through direct-response television, the internet and traditional brick-and-mortar retail channels. By leveraging the reach and media presence of our direct-response television partners, such as QVC, and by developing rich online video and social media content under our brands, we drive increased customer engagement and generate sales across our channels of distribution. Key elements of our strategy include:

•	Expand Wholesale License Relationships. Since acquiring the Mizrahi brands in September 2011, we have entered into over 50 wholesale license agreements for various product categories. We intend to enter into additional wholesale license agreements for new product categories for our existing brands, and any other brands we may acquire.

•	Expand Brand and Retail Partnerships. We have entered into promotional collaborations and/or marketing agreements with large global companies such as General Motors, Johnson & Johnson and Kleenex and have developed exclusive programs through certain wholesale licensees for specialty retailers such as Best Buy and Michaels. We plan to continue to develop strategic relationships under our brands that can leverage our media reach through direct-response television and social media to drive traffic and sales for our brand and retail partners and enhance the visibility of our brands.

•	Expand Internationally. In September 2013, we commenced marketing the Mizrahi brands through direct-response television in Canada on The Shopping Channel. In April 2014, upon our acquisition of the Ripka brands, we launched the Ripka brands on The Shopping Channel in Canada. In May 2014, we brought the Mizrahi and LCNY brands to the United Kingdom through QVC. We plan to continue to expand our brands internationally through QVC and to license to certain international licensing partners the right to distribute products under our brands through department stores and other retailers in such international markets.

•	Deliver Quality Product Offerings. We employ a design team to provide design and other services to our licensees to ensure that our products adhere to stringent quality standards and design specifications that we have developed. We intend to continue to invest in our design and marketing capabilities in order to differentiate our services to our licensees and our brands in the marketplace.

•	Acquire or Partner with Strategic Brands. We plan to continue to pursue the acquisition of additional brands or the rights to brands which we believe are synergistic and complementary to our overall strategy. Our brand acquisition strategy is focused on dynamic brands that we believe:

•	are synergistic to our existing portfolio of brands;
•	are leverageable onto our proprietary product development and brand management platform;
•	exhibit meaningful organic growth potential; and
•	will be accretive to our earnings.

Industry Overview

Licensors are typically brand owners who invest and manage their intellectual property, but leave much of the expense and operational heavy lifting, such as sourcing and distribution, to third party licensees. Licensors maintain control over their brand image while extracting a percentage royalty from licensees in exchange for the use of the trademark in strategically segmented categories and channels. This strategy minimizes operational risk while generating healthy margins and free cash flow relative to traditional wholesale apparel companies.

Brand management and licensing is a large and fast-growing global industry that in 2013 generated over $115 billion in retail sales and $5.6 billion in royalty revenue in the U.S. and Canada alone, according to the 2014 Annual Licensing Industry Survey by the International Licensing Industry Merchandisers’ Association, or LIMA. The industry’s growth was largely the result of both an increased overall consumer economy along with the efforts of a licensing community that continues to find new ways to strategically leverage the equity of brands, characters, imagery and other intellectual property. While character licensing is the oldest and largest segment of the industry, LIMA indicated that some of the highest growth has come from fashion, celebrity and corporate branding, with notable increases in the apparel, footwear, accessories and health and beauty markets.

Design, Marketing and Licensing Business

We license our brands to third parties, provide certain design and marketing services and generate royalty design and service fee revenues through licensing and other agreements with wholesale manufacturers, sourcing and design companies and retailers. This includes licensing our own brands for promotion and distribution through an omni-channel retail sales strategy, which includes distribution through direct-response television, the internet and traditional brick-and-mortar retail channels. We believe that this strategy distinguishes us from other brand management companies that rely primarily on their licensees for design and distribution and enables us to leverage the media reach of our direct-response television partners, including through television and social media, to drive sales of products under our brands across distribution channels.

QVC is an important strategic partner in our design, marketing and licensing business, and is our largest licensee for each of our Mizrahi, Ripka, H Halston and LCNY brands. QVC’s business model is to promote and sell products through its direct-response television programs and related internet and mobile platforms. We leverage both our brand celebrity hosts as well as alternate brand hosts to promote products under our brands on QVC. According to QVC, QVC increased its global revenues to over $8.6 billion in 2013 through a combination of domestic growth and international expansion into five countries outside of the United States, including the United Kingdom, Germany, Japan, Italy and China, with France as a sixth international country planned for 2015. Additionally, according to QVC, QVC’s customer engagement and reach increased to more than 300 million homes worldwide in 2013, which helped it grow into the number two mobile multi-category retailer in Internet Retailer Mobile 500. Also according to QVC, QVC was tied for second in mobile in the ForeSee Experience Index and QVC/Liberty Interactive was ranked fifth in the 2013 Internet Retailer eCommerce 500. We believe that we will continue to benefit from the growth in QVC’s platform and reach as content becomes increasingly important and QVC continues to increase its internet sales, which in 2013 represented $3.2 billion, or 38% of QVC’s consolidated revenues, according to QVC. Additionally, our agreements with QVC allow our brand celebrity hosts and spokespersons to promote our non-QVC product lines and strategic partnerships under the Mizrahi, Ripka and H Halston brands through QVC’s programs, subject to certain parameters, including the payment of a portion of our non-QVC revenues to QVC. We believe that this provides us with a unique advantage to continue to leverage QVC’s media platform, reach and attractive customer base to cross-promote products in and drive traffic to our other channels of distribution.

In our licensing agreements, our licensing partners are responsible for manufacturing and distributing our licensed products, subject to our oversight and marketing support. Our business model allows us to focus on our core competencies of designing, marketing and managing brands without much of the risk and investment requirements associated with traditional apparel companies. The Mizrahi brands and the LCNY brand are licensed through our wholly-owned subsidiary, IM Brands, LLC or IM Brands, the Ripka brands are licensed through our wholly-owned subsidiary, JR Licensing LLC, or JR Licensing, and the H Halston brands are licensed through our wholly-owned subsidiary, H Licensing, LLC, or H Licensing.

Our objective is to build a diversified portfolio of lifestyle consumer brands through organic growth and the strategic acquisition of new brands. To achieve growth under our brands, we are focused on three primary licensing and design activities:

•	Licensing our brands for distribution through direct-response television (i.e. QVC and The Shopping Channel);

•	Licensing our brands to wholesale manufacturers, sourcing and design companies and retailers for promotion and distribution through the internet and traditional brick-and-mortar retail channels; and

•	Managing and promoting the LCNY brand for distribution through QVC.

In connection with the aforementioned licensing activities, we provide design support to third party licensees for our brands where required and coordinate merchandising and sales efforts for those parties in each case where appropriate. We also conduct marketing, advertising, public relations and social media marketing campaigns for our brands, and coordinate such activities with our licensees.

We began our Ripka brands operations through an asset purchase in April 2014. Our Ripka brands, primarily marketed in fine jewelry, help diversify our industry focus, while at the same time complementing and expanding our overall business relationship with QVC. We added the H Halston brands through an asset purchase in December 2014, which will further complement and expand our fashion business and relationship with QVC.

In September 2013, we began offering the Mizrahi brands through direct-response television on The Shopping Channel in Canada. In May 2014, we launched the Ripka brands on The Shopping Channel in Canada and launched the IsaacMizrahiLIVE and LCNY brands in the United Kingdom on QVC. We are scheduled to launch certain of our brands in Italy, Germany, and Japan through QVC in 2015 and 2016. We plan to continue to expand our brands internationally through QVC where QVC has or develops an international presence and through other direct-response television networks where QVC grants us the right to do so. We also plan to license to certain international licensing partners the right to distribute products under our brands through department stores and other retailers and/or the right to open and operate retail stores under our brands in such international markets.

IM QVC Agreement

IM Brands has a direct-to-retail license agreement with QVC (the “IM QVC Agreement”), pursuant to which IM Brands designs, and QVC sources and sells, various products under the IsaacMizrahiLIVE brand. QVC owns the rights to all designs produced under the IM QVC Agreement. The IsaacMizrahiLIVE licensing program launched on QVC in 2010 and has expanded into a wide range of apparel, accessories and home categories through QVC’s television media and related internet sites. While such sales have been primarily in the United States, we commenced sales through QVC in the United Kingdom in May 2014 and expect to grow sales in QVC’s other international divisions, which currently include China, Germany, Italy and Japan, with plans for QVC to launch in France in 2015.

Pursuant to the IM QVC Agreement, IM Brands has granted to QVC and its affiliates the exclusive, worldwide right to promote IsaacMizrahiLIVE products and the right to use and publish the related trademarks, service marks, copyrights, designs, logos and other intellectual property rights owned, used, licensed and/or developed by IM Brands for a term lasting through September 30, 2020, with automatic one-year renewal periods thereafter unless terminated by either party. IM Brands has also granted to QVC and its affiliates, during the same period, exclusive, worldwide rights to promote third party vendor co-branded products that, in addition to bearing and being marketed in connection with the trademarks and logos of such third party vendors, also bear or are marketed in connection with the IsaacMizrahiLIVE trademark and related logo. In connection with the foregoing and during the same period, QVC and its subsidiaries have the exclusive, worldwide right to use Isaac Mizrahi’s name, likeness, image, voice and performance to promote IsaacMizrahiLIVE products and co-branded products. QVC is permitted during this period to promote products that are in competition with IsaacMizrahiLIVE products and co-branded products.

In exchange for the rights granted to QVC pursuant to the IM QVC Agreement, QVC is obligated to pay to IM Brands, on a quarterly basis, royalty payments based upon the net retail sales of IsaacMizrahiLIVE products and co-branded products. Under the IM QVC Agreement, net retail sales means the aggregate amount of all revenue generated through the sale of IsaacMizrahiLIVE products or co-branded products by QVC and its subsidiaries under the IM QVC Agreement, excluding freight, shipping and handling charges, customer returns, and sales, use or other taxes.

Notwithstanding IM Brands’ grant of worldwide promotion rights to QVC, IM Brands may, with the permission of QVC, sell any of the IsaacMizrahiLIVE products to better retailers, but excluding discount divisions of such companies and mass merchants, or via company media in exchange for making reverse royalty payments to QVC based on the net retail sales of such products to better retailers or via company media. For purposes of the IM QVC Agreement, company media means “Isaac Mizrahi” and “Isaac Mizrahi New York”-branded brick-and-mortar retail stores and internet websites, if any. The IM QVC Agreement permits us to promote our brick-and-mortar collections on QVC’s television program subject to certain terms and restrictions. We do not currently sell any of the IsaacMizrahiLIVE products through any of these distribution channels.

Under the IM QVC Agreement, IM Brands may also earn revenue from (i) the sale, license, consignment or any other form of distribution of any products bearing, marketed in connection with or otherwise associated with IM Brands’ trademarks and brands (including the Mizrahi brands) and/or (ii) the licensing of any and all intellectual property rights with respect to any and all products, including IsaacMizrahiLIVE products, bearing, marketed in connection with or otherwise associated with IM Brands’ trademarks and brands; provided that it pays specified portions of the revenues earned from the foregoing activities to QVC.

Under the IM QVC Agreement, IM Brands is restricted from selling products under the Mizrahi brands or any of its other trademarks and brands (including the trademarks, copyrights, designs, logos and related intellectual property themselves) to mass merchants. In addition, under the IM QVC Agreement, during the term of the agreement and for one year thereafter, neither IM Ready, IM Brands nor Isaac Mizrahi may, without QVC’s consent, promote, advertise, endorse or sell (i) IsaacMizrahiLIVE products and co-branded products through any means or (ii) any products through direct-response television. The IM QVC Agreement also prohibits IM Brands from selling products under the Mizrahi brands or any of its other trademarks and brands to a direct competitor of QVC (defined as any entity other than QVC, including HSN, Inc. and Value Vision Media, Inc., whose primary means of deriving revenue is the transmission of direct-response television programs, including the Home Shopping Network, ShopNBC, America's Store and Shop at Home Network), provided that pursuant to a July 2, 2013 amendment, IM Brands is permitted to enter into agreements to market products through certain direct-response television within certain identified geographic regions and with other non-QVC entities as may be approved by QVC. Any such agreements must expire no later than December 31, 2015, unless QVC consents to an extension to any such agreements. In consideration for QVC permitting the Company and IM Brands to enter into such agreements, the Company and IM Brands will pay specified portions of the revenues earned from those agreements to QVC.

We are also obligated to provide QVC with a key-man life insurance policy to provide payment to QVC in the event of the death of Isaac Mizrahi. We currently hold a key-man insurance policy on the life of Isaac Mizrahi in the amount of $35,000,000.

For the years ended December 31, 2014 and 2013, the IM QVC Agreement accounted for 51% and 62%, respectively, of the total revenues of the Company.

Ripka QVC Agreement

Through our wholly owned subsidiary, JR Licensing, we have a direct-to-retail license agreement with QVC that we entered into effective as of April 3, 2014, which we refer to as the Ripka QVC Agreement. Pursuant to the Ripka QVC Agreement, JR Licensing designs, and QVC sources and sells, various products under the Ripka brands. QVC owns the rights to all designs produced under the Ripka QVC Agreement. QVC began selling products under the Ripka brands in 1999, and the Ripka QVC Agreement includes the sale of products across various categories, including fine jewelry, watches and other accessories, through QVC’s television media and related internet sites.

Pursuant to the Ripka QVC Agreement, JR Licensing has granted to QVC and its affiliates the exclusive, worldwide right to promote Judith Ripka products and the right to use and publish the related trademarks, service marks, copyrights, designs, logos and other intellectual property rights owned, used, licensed and/or developed by JR Licensing for an initial term lasting until April 2, 2019, with automatic one-year renewal periods thereafter unless terminated by either party. In connection with the foregoing and during the same period, QVC and its subsidiaries have the exclusive, worldwide right to use Judith Ripka’s name, likeness, image, voice and performance to promote Judith Ripka products. QVC is permitted during this period to promote products that are in competition with Judith Ripka products.

In exchange for the rights granted to QVC pursuant to the Ripka QVC Agreement, QVC is obligated to pay to JR Licensing, on a quarterly basis, royalty payments based upon the net retail sales of Ripka products. Under the Ripka QVC Agreement, net retail sales means the aggregate amount of all revenue generated through the sale of Judith Ripka products by QVC and its subsidiaries under the Ripka QVC Agreement, excluding freight, shipping and handling charges, customer returns, and sales, use or other taxes.

Notwithstanding JR Licensing’s grant of worldwide promotion rights to QVC, JR Licensing may, with the permission of QVC, sell any of the Ripka brands to better retailers, but excluding discount divisions of such companies and mass merchants, or via company media in exchange for making reverse royalty payments to QVC based on the net retail sales of such products to better retailers or via company media. For purposes of the Ripka QVC Agreement, company media refers to “Judith Ripka LTD”-branded brick-and-mortar retail stores and internet websites, if any. We do not currently sell any of the Judith Ripka products through any of these distribution channels.

Under the Ripka QVC Agreement, JR Licensing may also earn revenue from (i) the sale, license, consignment or any other form of distribution of any products, bearing, marketed in connection with or otherwise associated with JR Licensing’s trademarks and brands (including the Ripka brands) and/or (ii) the licensing of any and all intellectual property rights with respect to any and all products, including Judith Ripka products, bearing, marketed in connection with or otherwise associated with JR Licensing’s trademarks and brands; provided that it pays specified portions of the revenues earned from the foregoing activities to QVC.

Under the Ripka QVC Agreement, JR Licensing is restricted from selling products under the Ripka brands or any of its other trademarks and brands (including the trademarks, copyrights, designs, logos and related intellectual property themselves) to mass merchants. In addition, under the Ripka QVC Agreement, during the term of the agreement and for one year thereafter, neither JR Licensing nor Judith Ripka Berk may, without QVC’s consent, promote, advertise, endorse or sell (i) products under the Judith Ripka brand through any means or (ii) any products through direct-response television. The Ripka QVC Agreement also prohibits JR Licensing from selling products under the Ripka brands or any of its other trademarks and brands to a direct competitor of QVC (defined as any entity other than QVC, including HSN, Inc. and Value Vision Media, Inc., whose primary means of deriving revenue is the transmission of direct-response television programs, including the Home Shopping Network, ShopNBC, America's Store and Shop at Home Network), provided that JR Licensing is permitted to enter into agreements to market products through certain direct-response television within certain identified geographic regions and with other non-QVC entities as may be approved by QVC. Any such agreements must expire no later than December 31, 2016, unless QVC consents to an extension to any such agreements. In consideration for QVC permitting JR Licensing to enter into such agreements, JR Licensing will pay specified portions of the revenues earned from those agreements to QVC.

In addition to the foregoing, the Ripka QVC Agreement permits us to promote our brick-and-mortar collections on QVC’s television program subject to certain terms and restrictions. We are also obligated to provide QVC with a key-man life insurance policy to provide payment to QVC in the event of a death of Judith Ripka. We currently hold a key-man insurance policy on the life of Judith Ripka Berk in the amount of $12,000,000.

For the year ended December 31, 2014, the Ripka QVC Agreement accounted for 22% of the total revenues of the Company.

H QVC Agreement

Through our wholly-owned subsidiary, H Licensing, we have a direct-to-retail license agreement with QVC that we entered into effective as of December 22, 2014, which we refer to as the H QVC Agreement. Pursuant to the H QVC Agreement, H Licensing designs, and QVC sources and sells, various products under the H by Halston brand. QVC owns the rights to all designs produced under the H QVC Agreement. QVC is expected to begin selling products under the H by Halston brands in the Fall of 2015, and the H QVC Agreement includes the sale of products across various categories through all means and media, including QVC’s television media and related internet sites.

Pursuant to the H QVC Agreement, H Licensing has granted to QVC and its affiliates the exclusive, worldwide right to promote H by Halston products and the right to use and publish the related trademarks, service marks, copyrights, designs, logos and other intellectual property rights owned, used, licensed and/or developed by H Licensing for an initial term lasting until December 31, 2019, with automatic three-year renewal periods thereafter unless terminated by either party.

In exchange for the rights granted to QVC pursuant to the H QVC Agreement, QVC is obligated to pay to H Licensing, on a quarterly basis commencing September 2015, royalty payments based upon the net retail sales of H by Halston products. Under the H QVC Agreement, net retail sales means the aggregate amount of all revenue generated through the sale of H by Halston products by QVC and its subsidiaries under the H QVC Agreement, excluding freight, shipping and handling charges, customer returns, and sales, use or other taxes.

Notwithstanding H Licensing’s grant of worldwide promotion rights to QVC, H Licensing may, with the permission of QVC, sell any of the H Halston brands to prestige retailers, but excluding discount divisions of such companies and mass merchants, or via company media in exchange for making reverse royalty payments to QVC, during the term of the agreement and for five years thereafter, based on the net retail sales of such products to better retailers or via company media. For purposes of the H QVC Agreement, company media refers to “H Halston”-branded brick-and-mortar retail stores and internet websites, if any. We do not currently sell any of the H Halston products through any of these distribution channels.

Under the H QVC Agreement, H Licensing will also pay a royalty on revenue earned from the sale, license, consignment or any other form of distribution of any products, bearing, marketed in connection with or otherwise associated with the “H Halston” trademark and brand.

Under the H QVC Agreement, H Licensing is restricted from selling products under the H Halston brands specified (including the trademarks, copyrights, designs, logos and related intellectual property themselves) to mass merchants. In addition, under the H QVC Agreement, during the term of the agreement and for one year thereafter, H Licensing may not, without QVC’s consent, promote, advertise, endorse or sell any products, including the H by Halston brands, through direct-response television. The H QVC Agreement also prohibits H Licensing from selling products under the H Halston brands or any of its other trademarks and brands to a direct competitor of QVC (defined as any entity other than QVC, including HSN, Inc., Value Vision Media, Inc., and America’s Collectibles Network, Inc. whose primary means of deriving revenue is the transmission of direct-response television programs).

In addition to the foregoing, the H QVC Agreement permits us to promote our H Halston products on QVC’s television program subject to certain terms and restrictions.

Other Direct-Response Television Agreements

As of December 31, 2014, we had entered into agreements with The Shopping Channel, which we refer to as TSC, for our IsaacMizrahiLIVE and Ripka brands. Each such agreement grants TSC the exclusive right to sell products under the respective brands through its direct-response television programs and related e-commerce and mobile sites for distribution only in Canada, and provides to TSC the right to source products under the brands that are produced under license by QVC in exchange for paying to QVC a sourcing fee for certain of such products, and the rights granted to TSC remain subject to the restrictions under the IM QVC Agreement and the Ripka QVC Agreement. In exchange for our granting these rights to TSC, we receive a percentage of TSC’s net sales of products under the IsaacMizrahiLIVE and Ripka brands.

H Halston Licensing Agreement

Pursuant to a trademark license agreement, or the H Halston License Agreement, entered into on December 22, 2014 by and between H Licensing and The H Company IP, LLC, or HIP, H Licensing granted to HIP, a non-assignable exclusive sublicense to use the H Halston trademark in association with the manufacture, distribution, promotion, advertising and sale of products bearing the H Halston trademark and any related services thereto in all channels of distribution, excluding direct-response television and its related e-commerce and digital distribution, and excluding certain mass retailers. The initial term of the H Halston License Agreement expires on December 31, 2019 unless sooner terminated or renewed. After the initial term, HIP shall be entitled to renew the H Halston License Agreement on three occasions, each for five (5) year terms, as long as HIP is in compliance with all terms and conditions of the agreement. HIP may terminate the agreement prior to the expiration of the initial term without penalties, fees or payment of future royalties upon 90 days notice prior to the second anniversary of the closing. HIP shall pay royalties to H Licensing during the term, with a minimum guaranteed royalty of $600,000 per year during the initial term for 2016 through 2024 and $1,200,000 for any year thereafter. In the event HIP exercises its early termination right, H Licensing shall pay to HIP a participation fee for each of the three following years in an amount not to exceed $4,000,000 ($5,000,000 if H Licensing distributes, or otherwise enters into any agreements for the distribution of, products being the H Halston trademark in China). The participation fee, if any, may be paid in cash or shares of Xcel’s common stock based on the greater of $8.00 and the value weighted average price of the common stock for the five business days preceding payment.

Wholesale Licensing Agreements

As of December 31, 2014, we had entered into over 50 wholesale licensing agreements related to the Mizrahi brands, Ripka brands and H Halston brands for sales and distribution through the internet and traditional brick-and-mortar retailers. Authorized distribution channels include department stores such as Lord & Taylor, Macy’s, Neiman Marcus, Nordstrom’s, and Saks Fifth Avenue, off-price retailers such as Neiman’s Last Call, Nordstrom Rack, Saks Off Fifth and TJX (including TJ Maxx, Marshall’s and Home Goods), and national specialty retailers such as 1-800-FLOWERS, Best Buy, Michaels and Staples. Under our wholesale licenses, a wholesale supplier is granted rights, typically on an exclusive basis, to a single or small group of related product categories for sale to multiple accounts within an approved channel of distribution and territory. Our wholesale license agreements typically provide the licensee with the exclusive rights for a certain product category in a specified territory and/or distribution channel. Our wholesale license agreements cover various categories, including but not limited to women’s footwear, accessories, and bridal gowns; fragrance, bath and body; jewelry; home products; men’s’ apparel and accessories; children’s’ and infant apparel, footwear and accessories; and electronics cases and accessories. The terms of the agreements generally range from three to six years with renewal options.

We are in discussions with other potential licensees and strategic partners to license and/or co-brand the Mizrahi brands, Ripka brands and H Halston brands for additional categories. In certain cases, we have engaged licensing agents to assist in the procurement of such licenses for which IM Brands, JR Licensing, H Licensing or our licensees pay such agents’ fees based upon a percentage of the net sales of licensed products by such licensees, or a percentage of the royalty payments that we receive from such licensees. While many of the new and proposed licensing agreements will likely require us to provide seasonal design guidance, most of our new and prospective licensing partners have their own design staff, and we therefore expect low incremental overhead costs related to expanding our licensing business. We will endeavor, where possible, to require licensees to provide guaranteed minimum royalties under their license agreements.

Our licensees currently plan to sell the Mizrahi brands, Ripka brands and H Halston brands licensed products through brick-and-mortar retailers, internet websites, for certain categories, through our e-commerce site, and in certain cases supply products to QVC, The Shopping Channel, and/or other direct-response television companies for sale through their television programs and/or through their internet websites. We generally recognize revenues from our wholesale licenses based on a percentage of the sales of products under the Mizrahi brands, Ripka brands and H Halston brands, but excluding sales of products to direct-response television networks, where we receive a retail royalty directly from the direct-response television licensee, and sales of products to retail stores and/or e-commerce sites operated by us. Additionally, based upon guaranteed minimum royalty provisions required under many of the license agreements, we are able to recognize revenue related to certain wholesale licenses based on the greater of the sales-based royalty or the guaranteed minimum royalty.

Revenue from the wholesale licenses represented approximately 16% and 17% of our total revenues for the years ended December 31, 2014 and 2013, respectively.

LCNY Agreement

Pursuant to the agreement with Kate Spade Company (“KSC”), formerly Fifth & Pacific Companies, Inc. and formerly Liz Claiborne, Inc. (the “LCNY Agreement”), we provide certain promotional services related to the LCNY brand, rights to use Isaac Mizrahi’s name as creative director for the LCNY brand, and design services to KSC for the LCNY brand, which is sold exclusively through QVC.

As part of the LCNY Agreement, Isaac Mizrahi or another spokesperson agreeable to IM Brands, QVC and KSC, must be made available to act as creative director for the LCNY brand and for print or other media campaigns. We refer to such spokespersons as Designers. Isaac Mizrahi does not currently promote the products or line, but QVC and KSC may require that a Designer promote the products on QVC in the future. As creative director, the Designers work with and direct a design staff employed by IM Brands and IM Brands is compensated for the design services under a separate agreement with QVC. The current term of the LCNY Agreement lasts until July 31, 2016, after which the LCNY Agreement automatically renews for four one-year renewal terms unless otherwise terminated by QVC.

IM Brands has absolute approval over any use of the Designer’s name and/or likeness, but it has otherwise granted to KSC all rights in any works (or contributions to works) comprised in design or advertising materials that are used in connection with products under the LCNY brand, other than the trademark, name, image, or likeness of the Designer. IM Brands has also granted to KSC the right to use the Designer’s name, signature, photograph, voice or other sound effects, likeness, personality, endorsement, biography and statements in connection with the design, manufacture, importation, distribution, sale, marketing and advertising in any media of the products under the LCNY brand. Additionally, KSC and QVC may use the Isaac Mizrahi name, image, or likeness to promote the role of IM Brands in the design of products under the LCNY brand, but may not use the Isaac Mizrahi name, image or likeness as part of the LCNY brand label itself. Under the LCNY Agreement, IM Brands has agreed that neither it nor the Designer may, directly or indirectly, associate or affiliate the Designer’s name or trademark with Wal-Mart, Kmart or Sears.

In consideration for (a) the promotional and creative services, (b) the rights to the designs created by IM Brands for the LCNY brand and (c) all other rights provided by IM Brands to KSC pursuant to the LCNY Agreement, KSC is obligated to pay to IM Brands a percentage of the royalty revenues KSC receives from QVC (pursuant to the separate license agreement between KSC and QVC) for sale of the LCNY brand products through QVC-owned, -operated and -branded direct-response television programs, website and retail stores, with the percentage equal to twenty-five percent (25%) of such royalties prior to July 31, 2013 and fifty percent (50%) of such royalties following July 31, 2013. In the event that KSC uses the design and technical specifications of products for merchandise that is sold by KSC to international customers or through its own retail stores, IM Brands is entitled to additional royalty fees with respect to such merchandise to be agreed with KSC. Finally, if KSC enters into any new licenses with respect to the LCNY brand during the term of the LCNY Agreement, KSC has agreed to pay to IM Brands 25% of the royalty revenues KSC receives from such new licenses. For the years ended December 31, 2014 and 2013, the LCNY Agreement accounted for 7% and 12% of our total revenues, respectively.

Design and Promotional Services

We provide design and other services to certain of our licensees and, in some cases, to select brands owned by third parties. In particular, we provide all design services to QVC for products sold under the IM QVC Agreement, Ripka QVC Agreement, H QVC Agreement and LCNY Agreement. This includes seasonal design guidance, product development and merchandising, product design and sample review and approvals through our in-house design organization. Additionally, the Company provides limited design services under the wholesale licenses which may include seasonal design guidance (such as style guides) and/or print and pattern development, for which certain of our licensees pay us fixed fees for such services as determined in their agreements. In general, the design of products under our wholesale licenses is expected to be completed by the licensees at our direction.

In certain cases, the Company provides promotional services to other brands or companies, which may include the use of Isaac Mizrahi or the Mizrahi brands for the promotion of such company or brands through the internet, television, or other digital content, print media or other marketing campaigns featuring, in-person appearances by Mr. Mizrahi, the development of limited collections of products (which may include co-branded products) for such company, or other services as determined on a case-by-case basis. These include promotions with General Motors, Johnson & Johnson and Kleenex.

The Company employs a design team to provide the aforementioned services. The Company may consider appropriate opportunities to leverage its resources to provide design services or other resources to selected brands that are not owned by the Company in the future.

Discontinued Operations

We opened a full-price store and an outlet store under the Mizrahi brands in 2013 and 2014, respectively. In December 2014, the Company decided to close its retail stores. We will continue our e-commerce operations, which were previously reported as a component of retail operations, as a component of our licensing business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Discontinued Operations.”

Marketing

Marketing is a critical element to maximize brand value to our licensees and our Company. Therefore, we provide social media marketing and other marketing and public relations support for our brands.

Given our omni-channel retail sales strategy focusing on the sale of branded products through various distribution channels (including internet, direct-response television, and traditional brick-and-mortar sales channels), our marketing efforts currently focus on social media campaigns, personal appearances, and digital content in order to drive retail sales of product and consumer awareness across our various sales distribution channels. We seek to create the intersection where shopping, entertainment and social meet. As such, our marketing is currently conducted primarily through (i) Twitter campaigns, (ii) Facebook campaigns, (iii) Instagram, (iv) Pinterest and (v) blogs, videos, images and other internet content that are all updated regularly. Our efforts also include promoting namesakes of our brands and our personalities through various media including television (such as Project Runway All-Stars and Live with Kelly and Michael), design for performances, and other events. We also work with QVC to leverage QVC’s internet resources including discussion boards, Facebook and Twitter campaigns and QVC’s website.

Our agreements with QVC allow our brand celebrities and spokespersons to promote our non-QVC product lines and strategic partnerships under the Mizrahi and Ripka brands through QVC’s programs, subject to certain parameters including the payment of a portion of our non-QVC revenues to QVC. We believe that this provides us with the ability to leverage QVC’s media platform (including television, internet, and social media reach to over 2 million Facebook fans and 2.8 million monthly forum posts) and QVC’s customer base of over 300 million households worldwide to cross-promote products in and drive traffic to our other channels of distribution. Many of our licensees make advertising and marketing contributions to the Company under their license agreements which are used to fund marketing-related expenses and further promote our brands as we deem appropriate. Certain of the wholesale licenses contain requirements to provide advertising or marketing for the Mizrahi brands, Ripka brands and H Halston brands under their license agreements with IM Brands, JR Licensing and H Licensing.

We also market the Mizrahi brands through our e-commerce site at www.isaacmizrahi.com, and we plan to market the Ripka brands through an e-commerce site in 2015 at www.judithripka.com. Through our e-commerce site, we are able to present and promote a collection of products under our brands for sale to customers with branding and signage that reflects each brand’s heritage and unique point-of-view. Additionally, we plan to conduct online marketing campaigns for the brands, which may include search engine optimization, referral sites, online promotions and content, and other efforts centered on promoting the brand and increasing customer traffic to our e-commerce sites.

Competition

Each of the Mizrahi brands, the Ripka brands, the H Halston brands and the LCNY brand and any acquired brand will likely have many competitors within each of its specific distribution channels that span a broad variety of product categories, including the apparel, footwear, accessories, jewelry, home furnishings and décor, food products and sporting goods industries. These competitors have the ability to compete with the Company and our licensees in terms of fashion, quality, price, products and/or marketing.

Because many of our competitors have significantly more cash, revenues and resources than we do, we must work to differentiate ourselves from our direct and indirect competitors to successfully compete for market share with the brands we own and for future acquisitions. We believe that the following factors help differentiate our Company in an increasingly crowded competitive landscape:

•	our management team, including our officers’ and directors’ historical track records and relationships within the industry;

•	our brand management platform, which has a strong focus on design and marketing; and

•	our operating strategy of licensing brands with significant media presence and driving sales through our omni-channel retail sales strategy across direct-response television, brick-and-mortar and internet distribution channels.

We expect our existing and future licenses to relate to products in the apparel, fashion accessories, jewelry, footwear, beauty and fragrance, home products and décor, pet products, fabrics and yarns and other consumer industries, in which our licensees face intense competition, including from our other brands and licensees. In general, competitive factors include quality, price, style, name recognition and service. In addition, various fads and the limited availability of shelf space could affect competition for our licensees’ products. Many of our licensees’ competitors have greater financial, distribution, marketing and other resources than our licensees and have achieved significant name recognition for their brand names. Our licensees may be unable to successfully compete in the markets for their products, and we may not be able to continue to compete successfully with respect to our licensing arrangements.

The Company faces significant competition with its e-commerce business as it competes with other online retailers, other direct-to-consumer sales channels and retail stores operated by companies that sell brands that are competitive with the Company’s brands. Additionally, due to their financial resources, margins, or store counts, our competitors may be able to better market their retail locations or e-commerce sites, and may undercut the pricing of products that we sell through our e-commerce platform which could lower sales or erode our margins.

Trademarks

The Company, through IM Brands, owns and exploits the Mizrahi brands, which include the trademarks and brands Isaac Mizrahi, Isaac Mizrahi New York and IsaacMizrahiLIVE. The Company, through JR Licensing, owns and exploits the Ripka brands, which include the trademarks and brands Judith Ripka LTD, Judith Ripka Collection, Judith Ripka Legacy, Judith Ripka and Judith Ripka Sterling. The Ripka brands were acquired on April 3, 2014. Additionally, the Company, through H Licensing, LLC, owns and intends to exploit two Halston-formative brands and trademarks, namely, H by Halston and H Halston. The H by Halston and H Halston brands were acquired on December 22, 2014, however certain U.S. applications for registration that are based upon intent-to-use currently sit in the name of HIP, from whom we purchased the marks, until such time as the marks are put into use and assigned to us. In certain jurisdictions, certain H by Halston and H Halston trademark registrations or applications that we purchased (including but not limited to those based upon “intent to use”) may not yet be recorded in our name, due to laws governing the timing and nature of certain trademark assignments. Where laws limit our ability to record in our name trademarks that we have purchased, we have obtained by way of license all necessary rights to operate our business. Certain of these trademarks and associated marks are registered or pending registration with the U.S. Patent and Trademark Office in block letter and/or logo formats, as well as in combination with a variety of ancillary designs for use in connection with a variety of product categories, such as apparel, footwear and various other goods and services including, in some cases, home furnishings and decor. The Company intends to renew and maintain registrations as appropriate prior to expiration and it makes efforts to diligently prosecute all pending applications consistent with the Company’s business goals. In addition, the Company registers its trademarks in certain other countries and regions around the world as it deems appropriate.

The Company and its licensees do not presently earn a material amount of revenue from either the licensing of our trademarks internationally or the sale of products under our trademarks internationally. However, the Company has registered its trademarks in certain territories where it expects that it may do business in the foreseeable future. If the Company or a licensee intends to make use of the trademarks in international territories, the Company will seek to register its trademarks in such international territories as it deems appropriate based upon factors including the revenue potential, prospective market and trademark laws in such territory or territories.

Generally, the Company is primarily responsible for monitoring and protecting its trademarks around the world. The Company seeks to require its licensing partners to advise the Company of any violations of its trademark rights of which its licensing partners become aware and relies primarily upon a combination of federal, state, and local laws, as well as contractual restrictions to protect its intellectual property rights both domestically and internationally.

Employees

As of December 31, 2014, we had 68 full-time employees and 12 part-time employees. None of our employees are represented by a labor union.

Government Regulation

We are subject to federal, state and local laws and regulations affecting our business, including those promulgated under the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the rules and regulations of the Consumer Product Safety Commission and various environmental laws and regulations. We believe that we are in compliance in all material respects with all applicable governmental regulations.

Item 1A.	Risk Factors

In addition to the other information contained herein or incorporated herein by reference, the risks and uncertainties and other factors described below could have a material adverse effect on our business, financial condition, results of operations and share price and could also cause our future business, financial condition and results of operations to differ materially from the results contemplated by any forward-looking statement we may make herein, in any other document we file with the SEC, or in any press release or other written or oral statement we may make. Please also see “Forward-Looking Statements” on page 1 for additional information regarding Forward-Looking Statements.

Risks Related to Our Business

We have a limited amount of cash to grow our operations. If we cannot obtain additional sources of cash, our growth prospects and future profitability may be materially adversely affected, and we may not be able to implement our business plan. Such additional financing may not be available on satisfactory terms or it may not be available when needed, or at all.

As of December 31, 2014, we had cash and cash equivalents of approximately $8.5 million. Although we believe that our existing cash and our anticipated cash flow from operations will be sufficient to sustain our operations at our current expense levels for at least 12 months subsequent to December 31, 2014, we may require significant additional cash to expand our operations or acquire additional brands. Our inability to finance our growth, either internally through our operations or externally, may limit our growth potential and our ability to execute our business strategy successfully. If we issue securities to raise capital to finance operations and/or pay down or restructure our debt, our existing stockholders may experience dilution. In addition, the new securities may have rights senior to those of our common stock.

We have a limited operating history as we have only recently acquired the Ripka brands and the H Halston brands and have only been operating the Mizrahi brands since September 2011.

We acquired the Ripka assets and began licensing the Ripka brands in April 2014, and acquired the H Halston brands in December 2014, and do not expect sales under any license agreements under the H Halston brands until the Fall of 2015. Since we only recently acquired the Ripka brands and H Halston brands, we have limited experience operating and managing the Ripka brands and H Halston brands. Integrating the Ripka brands and H Halston brands and/or any future brands that we may acquire into our existing operations and operating and managing the Ripka brands and H Halston brands and/or any future brands that we may acquire will require the expenditure of a significant amount of our time and resources and could negatively impact our results of operations. Acquisitions of additional brands may also involve challenges related to merging diverse cultures and retaining key employees. Any failure to integrate additional brands successfully in the future may adversely impact our reputation and business.

Although the Mizrahi brand name has been an established brand for over 20 years, (i) the license agreement related to the Isaac Mizrahi trademarks with QVC, which we refer to as the IM QVC Agreement, and (ii) the agreement with Kate Spade and Company, or KSC (formerly Fifth & Pacific Companies, Inc. and formerly Liz Claiborne, Inc.), to design the LCNY brand relate to businesses at QVC that have been operating only since December 2009. Prior to our acquisition of the Mizrahi business in September 2011, it was run by Isaac Mizrahi, who became our Chief Designer, and Marisa Gardini, who became a director of the Company. Certain other members of our management performed consulting services for IM Ready-Made, LLC, or IM Ready, but were not responsible for its operations. Since we acquired the Mizrahi business, we have substantially expanded our business through operations in areas in which we had not previously engaged. We have entered into additional licenses for the Mizrahi brands, many such licensees have not yet sold licensed products under the Mizrahi brands or have only started selling licensed products under the Mizrahi brands in 2012. Accordingly, we have a limited history of operating our business as it is currently conducted.

Our significant debt obligations could impair our liquidity and financial condition, and in the event we are unable to meet our debt obligations, we could lose ownership of our trademarks and/or other assets.

As of December 31, 2014, we had senior secured term debt of $31.75 million outstanding under senior secured credit facilities with Bank Hapoalim B.M. In addition, we issued to IM Ready a $7.38 million promissory note in connection with our acquisition of the Mizrahi business, which we refer to as the IM Seller Note, which we paid down by $1.5 million, resulting in an outstanding balance of $5.88 million (carrying value of $5.37 million, discounted for imputed interest) as of December 31, 2014. $0.75 million of the remaining principal amount of the IM Seller Note is payable in cash, all of which is subject to Bank Hapoalim B.M.’s consent. The balance of the principal and interest is payable in cash or our common stock, at our sole discretion. We have contingent obligations of $5.8 million that may be payable to IM Ready in September 2015, of which $2.8 million is payable in cash or shares of our common stock, at our sole discretion and $3.0 million is payable with shares of our common stock. In addition, we are obligated to pay Judith Ripka Berk, referred to collectively with certain of her affiliated companies as Ripka, an additional $0.9 million, which was due and paid on February 17, 2015 and an additional $1.3 million on April 1, 2015 as deferred payments of the purchase price for the Ripka brands, which amounts are payable in cash subject to the approval of Bank Hapoalim B.M. or shares of our common stock (see Note 4 to the Consolidated Financial Statements). In addition, we issued to Ripka non-interest bearing promissory notes in connection with our acquisition of the Ripka brands, which we refer to as the Ripka Seller Notes, in the aggregate original principal amount of $6.0 million (carrying value at December 31, 2014 was $4.4 million. We paid $2.4 million of the Ripka Seller Notes balance on February 23, 2015), of which $3.6 million of the principal amount remains outstanding and are payable on April 1, 2019 in either cash or stock at our option, subject to the consent of our senior lender. We also have contingent obligations of up to $5.0 million that may be payable to Ripka as earn-out payments that are also payable in cash or common stock at our sole discretion, subject to the consent of our senior lender to pay in cash. With respect to this earn-out, as of December 31, 2014, we had recorded $3.78 million as contingent obligations in our consolidated balance sheet. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions or for other operating needs.

Our debt obligations:

•	could impair our liquidity;

•	could make it more difficult for us to satisfy our other obligations;

•	require us to dedicate a substantial portion of our cash flow to payments on our debt obligations, which reduces the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements;

•	could impede us from obtaining additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes;

•	impose restrictions on us with respect to the use of our available cash, including in connection with future transactions;

•	could limit our ability to execute on our acquisition strategy;

•	make us more vulnerable in the event of a downturn in our business prospects and could limit our flexibility to plan for, or react to, changes in our licensing markets; and

•	could place us at a competitive disadvantage when compared to our competitors who have less debt.

In the event that we fail in the future to make any required payment under the agreements governing our indebtedness or if we fail to comply with the financial and operating covenants contained in those agreements, we would be in default with respect to that indebtedness and the lenders could declare such indebtedness to be immediately due and payable. Termination of the IM QVC Agreement, the license agreement with QVC related to products under the Ripka brands (which we refer to as the Ripka QVC Agreement) or the H QVC Agreement would also result in a default under our credit facilities with Bank Hapoalim B.M. A debt default could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under all or a portion of our indebtedness, or a renegotiation of our credit facilities with Bank Hapoalim B.M. with more onerous terms and/or additional equity dilution. It may also enable our lenders to foreclose on our assets, including our membership interests in IM Brands, JR Licensing and H Licensing, which combined currently hold substantially all of our trademarks and other intangible assets.

A substantial portion of our licensing revenue is concentrated with a limited number of licensees such that the loss of any of such licensees could decrease our revenue and impair our cash flows.

A substantial portion of our revenues has been paid by QVC, either through our existing license agreements with QVC for the IsaacMizrahiLIVE and LCNY brands or through the Design Agreement with QVC related to the design and promotion of the LCNY brand exclusively for QVC, which we refer to as the Design Agreement. Based on the Ripka QVC Agreement, which was effective as of April 3, 2014, and the H QVC Agreement, which was effective on December 22, 2014, an additional portion of our revenues are derived from QVC. During the years ended December 31, 2014 and 2013, QVC accounted for 72%, and 62%, respectively, of our revenues. Upon the launch of the H by Halston brand on QVC, which is expected to occur in the Fall of 2015, additional revenues will be derived by QVC. Because we are dependent on these agreements with QVC for a significant portion of our revenues, if QVC were to have financial difficulties, or if QVC decides not to renew or extend its existing agreements with us, our revenue and cash flows could be reduced substantially. Additionally, we have limited control over the programming that QVC devotes to our brands or its promotional sales with our brands (such as Today’s Special Value sales). If QVC reduces or modifies its programming or promotional sales related to our brands, our revenues and cash flows could be reduced substantially.

The current term of the IM QVC Agreement, which was renewed on July 2, 2013, expires on September 30, 2020, with automatic one-year renewal periods thereafter unless terminated by either party. The current term of the Design Agreement, which automatically renewed on August 1, 2013, provides for five one-year automatic renewal periods. The current term of the Ripka QVC Agreement expires on March 31, 2019, with automatic one-year renewal periods hereinafter unless terminated by either party. The current term of the H QVC Agreement expires on December 31, 2019, with automatic three-year renewal periods thereafter unless terminated by either party. There can be no assurance that the agreements will be renewed upon expiration of the current terms or that QVC will not terminate our licensing agreement or its agreement with KSC for non-performance.

While our business with QVC has grown since the IsaacMizrahiLIVE and LCNY brands were launched in 2009 and 2010, respectively, there is no guarantee that they will continue to grow in the future. We also have a limited operating history with our Ripka brands and no operating history with our H Halston brands. Additionally, there can be no assurance that our other licensees will be able to generate sales of products under our brands or grow their existing sales of products under our brands, and if they do generate sales, there is no guarantee that they will not cause a decline in sales of products being sold through QVC.

Our agreements with QVC restrict us from selling products under our brands with certain retailers, or IsaacMizrahiLIVE, Judith Ripka and H by Halston branded products to any other retailer except certain direct-response television channels in other territories approved by QVC, and provides QVC with a right to terminate the respective agreement if we breach these provisions.

Although most of our wholesale licenses and our H Halston License Agreement prohibit the sale of products under the Mizrahi brands, the Ripka brands and H Halston brands to retailers who are restricted by QVC, and our license agreements with other direct response television companies prohibit such licensees from selling products to retailers restricted by QVC under the IsaacMizrahiLIVE, Judith Ripka and H by Halston brands outside of certain approved territories, one or more of our licensees could sell to a restricted retailer or territory, putting us in breach of our IM QVC Agreement, Ripka QVC Agreement and/or H QVC Agreement and exposing us to potential termination by QVC. A breach of any of these agreements could also result in QVC seeking monetary damages, seeking an injunction against us and our other licensees and/or terminating the respective agreement, which could have a material adverse effect on our net income and cash flows. Termination of any one of our agreements with QVC would result in a default under our credit facilities with Bank Hapoalim and would also enable Bank Hapoalim to foreclose on our assets, including our membership interests in IM Brands, JR Licensing and H Licensing, which combined currently hold all of our trademarks and other intangible assets.

We are dependent upon the promotional services of Isaac Mizrahi as they relate to the Mizrahi brands.

If we lose the services of Isaac Mizrahi, we may not be able to fully comply with the terms of our license agreements with QVC and The Shopping Channel or our design agreements with KSC and QVC, and it may result in significant reductions in the value of the Mizrahi brands and our prospects, revenues and cash flows. Isaac Mizrahi is a key individual in our continued promotion of the Mizrahi brands and the principal salesperson of the Mizrahi brands on QVC and The Shopping Channel. Failure of Isaac Mizrahi to provide services to QVC could result in a termination of the IM QVC Agreement, which could trigger an event of default under our credit facilities with Bank Hapoalim B.M. Although we have entered into an employment agreement with Mr. Mizrahi and he is a significant stockholder of Xcel, there is no guarantee that we will not lose his services. To the extent that any of Mr. Mizrahi’s services become unavailable to us, we will likely need to find a replacement for Mr. Mizrahi to promote the Mizrahi brands. Competition for skilled designers and high-profile brand promoters is intense, and compensation levels may be high, and there is no guarantee that we would be able to identify and attract a qualified replacement, or if Mr. Mizrahi’s services are not available to us, that we would be able to promote the Mizrahi brands as well as we are able to with Mr. Mizrahi. This could significantly affect the value of the Mizrahi brands and our ability to market the brands, and could impede our ability to fully implement our business plan and future growth strategy, which would harm our business and prospects. Additionally, while we acquired all trademarks, image, and likeness of Isaac Mizrahi, pursuant to the acquisition of the Mizrahi business and his employment agreement, Mr. Mizrahi has retained certain rights to participate in outside business activities, including hosting and appearing in television shows, movies and theater productions, and writing and publishing books and other publications. Mr. Mizrahi’s participation in these personal business ventures could limit his availability to us and affect his ability to perform under this employment agreement. Finally, there is no guarantee that Mr. Mizrahi will not take an action that consumers view as negative, which may harm the Mizrahi brands as well as our business and prospects.

We are dependent upon the promotional services of Judith Ripka and Cameron Silver as spokespersons for the Ripka brands and the H Halston brands, respectively.

If we lose the services of Judith Ripka or Cameron Silver as a spokesperson, we may not be able to fully comply with the terms of our license agreements with QVC and The Shopping Channel and it may result in significant reductions in the value of the brands and our prospects, revenues and cash flows. Judith Ripka is the principal spokesperson of the Ripka brands on QVC and The Shopping Channel. Cameron Silver will be the principal salesperson of the H Halston brands on QVC. The failure of Judith Ripka or Cameron Silver to provide spokesperson services to QVC or a breach of any representation, warranty or covenant by Ms. Ripka under the Ripka QVC Agreement or by Mr. Silver under his spokesperson agreement with QVC, combined with our failure to find an alternate host acceptable to QVC, could result in a termination of the respective QVC Agreement which could trigger an event of default under our credit facilities with Bank Hapoalim B.M. Although we have entered into employment agreements with each of these individuals and Ms. Ripka is a stockholder of Xcel, there is no guarantee that we will not lose their services. To the extent that any of their services as a spokesperson become unavailable to us, we will likely need to find a replacement to promote our brands. Competition for skilled brand promoters is intense, and required compensation levels may be high, and there is no guarantee that we would be able to identify and attract a qualified replacement, or that we would be able to promote our brands as well as we are able to with our current spokespersons. This could significantly affect the value of our brands and our ability to market the brands, and could impede our ability to fully implement our business plan and future growth strategy, which would harm our business and prospects. Additionally, while we acquired all trademarks, image, and likeness of Judith Ripka pursuant to the acquisition of the Ripka business and her employment agreement, Ms. Ripka has retained certain rights to participate in outside business activities, including hosting and appearing in television shows, movies and theater productions, and writing and publishing books and other publications. Mr. Silver has also retained certain rights to participate in outside business activities, including business opportunities relating to the brand “Cameron Silver.” Each of these individuals’ participation in these personal business ventures could limit their availability to us and affect their ability to perform as a spokesperson in accordance with their respective employment agreements. Finally, there is no guarantee that one of these individuals will not take an action that the consumer views as negative, which may harm our brands as well as our business and prospects.

We are subject to certain restrictions under our agreement with The H Company IP, LLC, and do not have ownership over the H by Halston and H Halston trademarks for certain categories and territories.

The asset purchase agreement with The H Company IP, LLC, or HIP, pursuant to which we acquired our rights to the H by Halston and H Halston trademarks, contains certain limitations and restrictions, including restrictions on our ability to take the H Halston brands to a mass retailer (including Wal-Mart Stores, K-Mart, Sears, JC Penney’s, and Kohl’s), excludes the rights to fragrance categories under the H Halston brands, and restricts our ability to sign licenses or sell products in China. Although our business strategy for the H Halston brands does not include such prohibited actions, in the event that the H QVC License Agreement were terminated or other factors affected our ability to execute on our existing strategy, these limitations may restrict us from certain alternate strategies that we may otherwise pursue.

Our H Halston brands may be affected by the related Halston brands and businesses.

We acquired the H Halston brands from HIP, who retained rights to the Halston Heritage, Halston, and certain other related brands. In addition, Elizabeth Arden owns certain rights in the H Halston brands related to fragrance categories. We believe that the businesses under these related brands currently add value to the H Halston brands, including creating customer awareness for the “Halston” name through marketing and premium product lines. Additionally, the asset purchase agreement and license agreement with HIP contain restrictions intended to prevent HIP or its successors from making changes to the business strategy under such related brands that could adversely affect our H Halston brands. However, a failure of the owners of the related Halston brands to properly operate their business, a re-positioning of the related Halston brands, or an action that breaches our agreements with HIP may have an adverse impact on our businesses under the H Halston brands.

The LCNY Agreement could be terminated by KSC and/or QVC in the event that QVC or KSC decides not to renew the licensing agreement between QVC and KSC with respect to the LCNY brand, or if we were to lose the services of Isaac Mizrahi as the designer with respect to LCNY branded products, thereby decreasing our expected revenues and cash flows.

Pursuant to the agreement relating to the LCNY brands currently in place with KSC (the “LCNY Agreement”), we design the LCNY brand products to be sold on QVC in exchange for our receiving a percentage of the royalties that KSC receives from QVC under a separate license agreement between KSC and QVC. Under the LCNY Agreement, Isaac Mizrahi is also required to promote the LCNY brand on QVC as requested by QVC. Mr. Mizrahi does not currently promote the brand on QVC, but QVC may request that Mr. Mizrahi promote the brand in the future. The LCNY Agreement is co-terminus with the license agreement between KSC and QVC, which has a current term through July 31, 2016, with four additional one-year renewals thereafter through July 31, 2020. There is no guarantee that KSC or QVC will renew the agreement past the current term, which would impair our revenues and cash flows. Additionally, KSC has the right at its option to terminate the LCNY Agreement with us if the services of Isaac Mizrahi as designer for LCNY brand products are no longer available to KSC, and we do not agree upon a replacement designer. Although we have entered into an employment agreement with Mr. Mizrahi, there can be no assurance that if his services are required by KSC he will provide such services or that in the event we, and thus QVC, were to lose the ability to draw on such services, KSC would continue its design agreement with us. The loss of the LCNY Agreement would significantly decrease our expected revenues and cash flows.

The failure of our licensees to adequately produce, market and sell quality products bearing our brand names in their license categories or to pay their obligations under their license agreements could result in a decline in our results of operations and impact our ability to service our debt obligations.

Our revenues are dependent on payments made to us under our licensing agreements. Although the licensing agreements for our brands typically require the advance payment to us of a portion of the licensing fees and in many cases provide for guaranteed minimum royalty payments to us, the failure of our licensees to satisfy their obligations under these agreements or their inability to operate successfully or at all, could result in their breach and/or the early termination of such agreements, the non-renewal of such agreements or our decision to amend such agreements to reduce the guaranteed minimums or sales royalties due thereunder, thereby eliminating some or all of that stream of revenue. Moreover, during the terms of the license agreements, we are substantially dependent upon the efforts and abilities of our licensees to maintain the quality and marketability of the products bearing our trademarks, as their failure to do so could materially tarnish our brands, thereby harming our future growth and prospects. In addition, the failure of our licensees to meet their production, manufacturing and distribution requirements or actively market the branded licensed products could cause a decline in their sales and potentially decrease the amount of royalty payments (over and above the guaranteed minimums) due to us. A weak economy or softness in the apparel and retail sectors could exacerbate this risk. This, in turn, could decrease our potential revenues. These risks are further increased with respect to our exclusive sublicense of the H Halston trademark to HIP, as we will be dependent upon the efforts and abilities of a sole licensor. The concurrent failure by several of our material licensees to meet their financial obligations to us could jeopardize our ability to meet the debt service coverage ratios required in connection with our debt facility or facilities. Further, such failure may impact our ability to make required payments with respect to such indebtedness. The failure to meet such debt service coverage ratios or to make such required payments would give our lenders the right to accelerate all obligations under our debt facility or facilities and foreclose on our trademarks, license agreements and other related assets securing such notes.

Our business is dependent on continued market acceptance of our brands and any future brands we acquire and the products of our licensees.

Although many of our licensees guarantee minimum net sales and minimum royalties to us, many of our licensees are not yet selling licensed products or currently have limited distribution of licensed products, and a failure of our brands or of products bearing our brands to achieve or maintain broad market acceptance could cause a reduction of our licensing revenues and could further cause existing licensees not to renew their agreements. Such failure could also cause the devaluation of our trademarks, which are our primary assets, making it more difficult for us to renew our current licenses upon their expiration or enter into new or additional licenses for our trademarks. In addition, if such devaluation of our trademarks were to occur, a material impairment in the carrying value of one or more of our trademarks could also occur and be charged as an expense to our operating results. Continued market acceptance of the Mizrahi brands, the Ripka brands and the LCNY brand and our licensees’ products, as well as market acceptance of the H Halston brands upon introduction and any future products bearing any future brands we may acquire, is subject to a high degree of uncertainty and constantly changing consumer tastes and preferences. Creating and maintaining market acceptance of our licensees’ products and creating market acceptance of new products and categories of products bearing our marks may require substantial marketing efforts, which may, from time to time, also include our expenditure of significant additional funds to keep pace with changing consumer demands, which funds may or may not be available on a timely basis, on acceptable terms or at all. Additional marketing efforts and expenditures may not, however, result in either increased market acceptance of, or additional licenses for, our trademarks or increased market acceptance, or sales, of our licensees’ products. Furthermore, we do not actually design or manufacture all of the products bearing our marks, and therefore, have less control over such products’ quality and design than a traditional product manufacturer might have. The failure of our licensees to maintain the quality of their products could harm the reputation and marketability of our brands, which would adversely impact our business.

We expect to achieve growth based upon our plans to expand our business under the Mizrahi brands, integrate and expand our business under the Ripka brands, and develop a licensing business under the H Halston brands. If we fail to manage our expected future growth, our business and operating results could be materially harmed.

We expect to achieve growth in our existing brands and intend to seek new opportunities and international expansion through direct-response television and licensing arrangements. The success of our company, however, will still remain largely dependent on our ability to build and maintain broad market acceptance of our brands and to contract with and retain key licensees and on our licensees’ ability to accurately predict upcoming fashion and design trends within their respective customer bases and fulfill the product requirements of their particular retail channels within the global marketplace.

Our recent growth has placed, and our anticipated future growth will continue to place, considerable demands on our management and other resources. Our ability to compete effectively and to manage future growth, if any, will depend on the sufficiency and adequacy of our current resources and infrastructure and our ability to continue to identify, attract and retain personnel to manage our brands and integrate any brands we may acquire, including the recently acquired Ripka and H Halston brands, into our operations. There can be no assurance that our personnel, systems, procedures and controls will be adequate to support our operations and properly oversee our brands. The failure to support our operations effectively and properly oversee our brands could cause harm to our brands and have a material adverse effect on the value of such brands and on our reputation, business, financial condition and results of operations. In addition, we may be unable to leverage our core competencies in managing apparel and jewelry brands to managing brands in new product categories.

Also, there can be no assurance that we will be able to achieve and sustain meaningful growth. Our growth may be limited by a number of factors including increased competition among branded products at brick-and-mortar, internet and direct-response retailers, decreased airtime on QVC and/or The Shopping Channel, competition for retail license and brand acquisitions and insufficient capitalization for future transactions.

If we are unable to identify and successfully acquire additional trademarks, our growth may be limited and, even if additional trademarks are acquired, we may not realize anticipated benefits due to integration or licensing difficulties.

While we are focused on growing our existing brands, we intend to selectively seek to acquire additional intellectual property. However, as our competitors continue to pursue a brand management model, acquisitions may become more expensive and suitable acquisition candidates could become more difficult to find. In addition, even if we successfully acquire additional intellectual property or the rights to use additional intellectual property, we may not be able to achieve or maintain profitability levels that justify our investment in, or realize planned benefits with respect to, those additional brands.

Although we will seek to temper our acquisition risks by following acquisition guidelines relating to purchase price and valuation, projected returns, existing strength of the brand, its diversification benefits to us, its potential licensing scale and creditworthiness of licensee base, acquisitions, whether they be of additional intellectual property assets or of the companies that own them, entail numerous risks, any of which could detrimentally affect our reputation, our results of operations and/or the value of our common stock. These risks include, among others:

•	unanticipated costs associated with the target acquisition or its integration with our company;

•	our ability to identify or consummate additional quality business opportunities, including potential licenses and new product lines and markets;

•	negative effects on reported results of operations from acquisition related charges and costs, and amortization of acquired intangibles;

•	diversion of management’s attention from other business concerns;

•	the challenges of maintaining focus on, and continuing to execute, core strategies and business plans as our brand and license portfolio grows and becomes more diversified;

•	adverse effects on existing licensing and other relationships;

•	potential difficulties associated with the retention of key employees, and difficulties, delays and unanticipated costs associated with the assimilation of personnel, operations, systems and cultures, which may be retained by us in connection with or as a result of our acquisitions;

•	risks of entering new domestic and international markets (whether it be with respect to new licensed product categories or new licensed product distribution channels) or markets in which we have limited prior experience; and

•	increased concentration in our revenues with one or more customers in the event that the brand has distribution channels in which we currently distribute products under one or more of our brands.

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

Acquiring additional intellectual property could also have a significant effect on our financial position and could cause substantial fluctuations in our quarterly and yearly operating results. Acquisitions could result in the recording of significant goodwill and intangible assets on our financial statements, the amortization or impairment of which would reduce our reported earnings in subsequent years. No assurance can be given with respect to the timing, likelihood or financial or business effect of any possible transaction. Moreover, our ability to grow through the acquisition of additional intellectual property will also depend on the availability of capital to complete the necessary acquisition arrangements. In the event that we are unable to obtain debt financing on acceptable terms for a particular acquisition, we may elect to pursue the acquisition through the issuance by us of shares of our common stock (and, in certain cases, convertible securities) as equity consideration, which could dilute our common stock and reduce our earnings per share, and any such dilution could reduce the market price of our common stock unless and until we were able to achieve revenue growth or cost savings and other business economies sufficient to offset the effect of such an issuance. As a result, there is no guarantee that our stockholders will achieve greater returns as a result of any future acquisitions we complete.

Because of the intense competition within our existing and potential wholesale licensees’ markets and the strength of some of their competitors, we and our licensees may not be able to continue to compete successfully.

We expect our existing and future licenses to relate to products in the apparel, fashion accessories, jewelry, footwear, beauty and fragrance, home products and décor, pet products, fabrics and yarns and other consumer industries, in which our licensees face intense competition, including from our other brands and licensees. In general, competitive factors include quality, price, style, name recognition and service. In addition, various fads and the limited availability of shelf space could affect competition for our licensees’ products. Many of our licensees’ competitors have greater financial, distribution, marketing and other resources than our licensees and have achieved significant name recognition for their brand names. Our licensees may be unable to successfully compete in the markets for their products, and we may not be able to continue to compete successfully with respect to our licensing arrangements.

If our competition for licenses increases, or any of our current licensees elect not to renew their licenses or renew on terms less favorable than today, our growth plans could be slowed and our business, financial condition and results of operations would be adversely affected.

To the extent the Company seeks to acquire additional brands, we will face competition to retain licenses and to complete such acquisitions. The ownership, licensing, and management of brands is becoming a more widely utilized method of managing consumer brands as production continues to become commoditized and manufacturing capacity increases worldwide. The Company faces competition from numerous direct competitors, both publicly and privately-held, including traditional apparel and consumer brand companies, other brand management companies and private equity groups. Companies that traditionally focused on wholesale manufacturing and sourcing models are now exploring licensing as a way of growing their businesses through strategic licensing partners and direct-to-retail licensing arrangements. Furthermore, our current or potential licensees may decide to develop or purchase brands rather than renew or enter into license agreements with us. In addition, this increased competition could result in lower sales of products offered by our licensees under our brands. If our competition for licenses increases, it may take us longer to procure additional licenses which could slow our growth rate.

Our licensees are subject to risks and uncertainties of foreign manufacturing and the price, availability and quality of raw materials that could interrupt their operations or increase their operating costs, thereby affecting their ability to deliver goods to the market, reducing or delaying their sales and decreasing our potential royalty revenues.

Substantially all of the products sold by our licensees are manufactured overseas. There are substantial risks associated with foreign manufacturing, including changes in laws relating to quotas, and the payment of tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments. Further, our licensees may experience fluctuations in the price, availability and quality of raw materials, including as it relates to jewelry the price, availability and quality of gold, silver, and other precious and semi-precious metals and gemstones, used by them in their manufactured products or purchased finished goods. Any of these risks could increase our licensees’ operating costs. Our licensees also import finished products and assume all risk of loss and damage with respect to these goods once they are shipped by their suppliers. If these goods are destroyed or damaged during shipment, the revenues of our licensees, and thus our royalty revenues over and above the guaranteed minimums, could be reduced as a result of our licensees’ inability to deliver or their delay in delivering their products.

Our failure to protect our proprietary rights could compromise our competitive position and decrease the value of our brands.

We own, through our wholly-owned subsidiaries, various U.S. federal trademark registrations and foreign trademark registrations for our brands, together with pending applications for registration, which are vital to the success and further growth of our business and which we believe have significant value. With respect to the H by Halston and H Halston brands, certain U.S. applications for registration that are based upon intent-to-use currently are held in the name of HIP, from whom we purchased the marks, until such time as the marks are put into use and assigned to us. We rely primarily upon a combination of trademarks, copyrights and contractual restrictions to protect and enforce our intellectual property rights domestically and internationally. We believe that such measures afford only limited protection and, accordingly, there can be no assurance that the actions taken by us to establish, protect and enforce our trademarks and other proprietary rights will prevent infringement of our intellectual property rights by others, or prevent the loss of licensing revenue or other damages caused therefrom.

For instance, despite our efforts to protect and enforce our intellectual property rights, unauthorized parties may attempt to copy aspects of our intellectual property, which could harm the reputation of our brands, decrease their value and/or cause a decline in our licensees’ sales and thus our revenues. Further, we and our licensees may not be able to detect infringement of our intellectual property rights quickly or at all, and at times, we or our licensees may not be successful in combating counterfeit, infringing or knockoff products, thereby damaging our competitive position. In addition, we depend upon the laws of the countries where our licensees’ products are sold to protect our intellectual property. Intellectual property rights may be unavailable or limited in some countries because standards of registrability and ownership vary internationally. Consequently, in certain foreign jurisdictions, we have elected or may elect not to apply for trademark registrations. Also, in certain jurisdictions, as described above, certain H by Halston and H Halston trademark registrations or applications that we purchased (including but not limited to those based upon “intent to use”) may not yet be recorded in our name, due to laws governing the timing and nature of certain trademark assignments. Where laws limit our ability to record in our name trademarks that we have purchased, we have obtained by way of license all necessary rights to operate our business.

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

Our success as a marketer and licensor of intellectual property is largely dependent upon the efforts of Robert D’Loren, our Chief Executive Officer and chairman of our board of directors. Our continued success is largely dependent upon his continued efforts and those of our other key executives. Although we entered into an employment agreement with Mr. D’Loren, as well as employment agreements with other key executives and employees, including Isaac Mizrahi and Judith Ripka, such persons can terminate their employment with us at their option, and there is no guarantee that we will not lose the services of our executive officers or key employees. To the extent that any of their services become unavailable to us, we will be required to hire other qualified executives, and we may not be successful in finding or hiring adequate replacements. This could impede our ability to fully implement our business plan and future growth strategy, which would harm our business and prospects. In addition, Bank Hapoalim B.M. requires that Robert D’Loren is the chairman of the board of directors of the Company. The failure of Mr. D’Loren to continue in his duties as chairman of our board of directors would result in a default under the credit facilities with Bank Hapoalim.

We have limited history operating e-commerce sites and the e-commerce business may not become profitable.

In May 2014, we launched our e-commerce platform under the Mizrahi brands. In April 2014, we acquired the e-commerce rights to the Ripka brands and we plan to re-launch an e-commerce platform under the Ripka brands in 2015. In December 2014, we acquired the e-commerce rights to the H Halston brands, and in December 2014, we decided to discontinue our retail stores to focus primarily on growing our licensed businesses under our brands. While we believe that e-commerce is an important component to an omni-channel retail sales strategy and the growth of our brands, there can be no assurance that our e-commerce stores will operate profitably or will not have a negative effect on our earnings or cash flow.

We may not be able to successfully sell products through our internet websites.

We recently commenced merchandise sales under our Mizrahi brands over the internet and we intend to begin selling merchandise under the Ripka brands over the internet in 2015 and the H Halston brands in 2016. Such internet sales generally require us to invest in marketing the internet websites for our brands in order to drive customer traffic to our internet websites, for which we face intense competition from the internet websites of other brands and private label goods, as well as wholesale customers of our licensees including department stores many of which are investing heavily in growing their internet businesses and internet retailers such as amazon.com. In addition, our internet operations are subject to numerous other risks, including:

•	inability to successfully implement new systems, system enhancements and internet platforms, including our multi-channel and online international order fulfillment and enhanced mobile capability;
•	failure of the computer systems that operate our websites and their related support systems, causing, among other things, website downtimes and other technical failures;
•	reliance on third-party computer hardware/software;
•	reliance on third-party order fulfillment providers;
•	rapid technological change;
•	diversion of sales from our stores;
•	liability for online content;
•	violations of federal, state or other applicable laws, including those relating to online privacy;
•	credit card fraud;
•	telecommunications failures and vulnerability to electronic break-ins and similar disruptions;
•	inability to successfully market and direct consumers to our website; and
•	lack of history of operating an e-commerce business and no assurances that we can operate an e-commerce business successfully.

Our failure to successfully address and respond to these risks could reduce internet sales, increase costs and damage the reputation of our brands.

Our trademarks and other intangible assets are subject to impairment charges under accounting guidelines.

Intangible assets, including our trademarks and goodwill represent a substantial portion of our assets. Under U.S. generally accepted accounting principals (“GAAP”), indefinite lived intangible assets, including our trademarks and goodwill, are not amortized, but must be tested for impairment annually or more frequently if events or circumstances indicate the asset may be impaired. The estimated useful life of an intangible asset must be evaluated each reporting period to determine whether events and circumstances continue to support an indefinite useful life. Any write-down of intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

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

We rely on various information technology systems to manage our operations, which subject us to inherent costs and risks associated with maintaining, upgrading, replacing and changing these systems, including impairment of our information technology, potential disruption of our internal control systems, substantial capital expenditures, demands on management time and other risks of delays or difficulties in upgrading, transitioning to new systems or of integrating new systems into our current systems.

We have an ever-growing reliance on technology, including web-based information, proprietary data storage and normal business operations, which creates increased risk for us to ensure these systems remain uncompromised.

Although we have never been subject of a cyber-attack, threats of cyber-attacks have expanded significantly across industries. Given the potential material impact on operations, any failure to protect the security of these digital technologies from internal and external threat could disrupt services and lead to misusage and “leakage” that could lead to significant capital outlays.

A decline in general economic conditions resulting in a decrease in consumer spending levels and an inability to access capital may adversely affect our business.

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

Risks Related to an Investment in Our Securities

The JOBS Act allows us to postpone the date by which we must comply with certain laws and regulations and to reduce the amount of information provided in reports filed with the SEC. We cannot be certain whether the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are and we will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the first date of sales of securities pursuant to this registration statement, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt, or (iv) the date on which we are deemed a “large accelerated filer” under the Securities Exchange Act of 1934, as amended, or the Exchange Act. For so long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, we may continue to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict whether investors will find our common stock less attractive because we will rely on some or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. If we avail ourselves of certain exemptions from various reporting requirements, our reduced disclosure may make it more difficult for investors and securities analysts to evaluate us and may result in less investor confidence.

If we fail to maintain an effective system of internal controls, we may not be able to report our financial results accurately or in a timely fashion, and we may not be able to prevent fraud. In such case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our Annual Report on Form 10-K our assessment of the effectiveness of our internal control over financial reporting. We have dedicated a significant amount of time and resources to ensure compliance with this legislation for the year ended December 31, 2014 and will continue to do so for future fiscal periods. We cannot be certain that future material changes to our internal control over financial reporting will be effective. If we cannot adequately maintain the effectiveness of our internal control over financial reporting, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our common stock. Moreover, if we discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until we are no longer an “emerging growth company.” At such time that an attestation is required, our independent registered public accounting firm may issue a report that is adverse or qualified in the event that it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness or significant deficiency in the future.

Management exercises significant control over matters requiring shareholder approval which may result in the delay or prevention of a change in our control.

Pursuant to a voting agreement, IM Ready-Made, LLC, Isaac Mizrahi and Marisa Gardini agreed to appoint a person designated by our board of directors as their collective irrevocable proxy and attorney-in-fact with respect to the shares of the common stock received by them. The proxy holder will vote in favor of matters recommended or approved by the board of directors. The board of directors has designated Robert D’Loren as proxy. Also, pursuant to separate voting agreements, each of Ripka and HIP agreed to appoint Mr. D’Loren as their respective irrevocable proxy and attorney-in-fact with respect to the shares of the common stock issued to them by us. The proxy holder shall vote in favor of matters recommended or approved by the board of directors.

The combined voting power of the common stock ownership of our officers, directors and key employees is approximately 66.2% of our voting securities as of March 20, 2015. As a result, our management and key employees through such stock ownership will exercise significant influence over all matters requiring shareholder approval, including the election of our directors and approval of significant corporate transactions. This concentration of ownership in management and key employees may also have the effect of delaying or preventing a change in control of us that may be otherwise viewed as beneficial by stockholders other than management. There is also a risk that our existing management and a limited number of stockholders may have interests which are different from certain stockholders and that they will pursue an agenda which is beneficial to themselves at the expense of other stockholders.

There are limitations on the liabilities of our directors and executive officers. Under certain circumstances, we are obligated to indemnify our directors and executive officers against liability and expenses incurred by them in their service to us.

Pursuant to our amended and restated certificate of incorporation and under Delaware law, our directors are not liable to us or our stockholders for monetary damages for breach of fiduciary duty, except for liability for breach of a director’s duty of loyalty, acts or omissions by a director not in good faith or which involve intentional misconduct or a knowing violation of law, dividend payments or stock repurchases that are unlawful under Delaware law or any transaction in which a director has derived an improper personal benefit. In addition, we have entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us to indemnify each director and executive officer for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts, incurred by any such person in any action or proceeding, including any action by us or in our right, arising out of the person’s services as one of our directors or executive officers. The costs associated with providing indemnification under these agreements could be harmful to our business and have an adverse effect on results of operations.

Our common stock is currently thinly traded, and you may be unable to sell at or near ask prices or at all if you need to sell or liquidate a substantial number of shares at one time.

Although we have applied to list our common stock on the NASDAQ Global Market, our common stock is currently traded at very low, if any, volume, based on quotations on the OTCQX tier of the OTC Markets. As a result, the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that prior to September 29, 2011, we did not have an operating business, we are a small company which is still relatively unknown to securities analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot provide any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

The market price of our common stock may be volatile, which could reduce the market price of our common stock.

Currently the publicly traded shares of our common stock are not widely held, and do not have significant trading volume, and therefore may experience significant price and volume fluctuations. Even if our listing application is approved by NASDAQ, the quotation of our common stock on the NASDAQ Global Market will not assure that a meaningful, consistent trading market will develop or that the volatility will decline. This market volatility could reduce the market price of the common stock, regardless of our operating performance. In addition, the trading price of the common stock could change significantly over short periods of time in response to actual or anticipated variations in our quarterly operating results, announcements by us, our licensees or our respective competitors, factors affecting our licensees’ markets generally and/or changes in national or regional economic conditions, making it more difficult for shares of the common stock to be sold at a favorable price or at all. The market price of the common stock could also be reduced by general market price declines or market volatility in the future or future declines or volatility in the prices of stocks for companies in the trademark licensing business or companies in the industries in which our licensees compete.

Our common stock may be subject to the penny stock rules adopted by the SEC that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which could make it more difficult for our stockholders to sell their securities.

Rule 3a51-1 of the Exchange Act establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. This classification could severely and adversely affect any market liquidity for our common stock.

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

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling stockholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock even if and when our common stock becomes listed on the NASDAQ Global Market. In addition, the liquidity for our common stock may decrease, with a corresponding decrease in the price of our common stock.

Although our common stock closed at $7.00 per share on March 17, 2015, no assurance can be given that the per share price of our common stock will maintain such levels or that our stock will not be subject to these “penny stock” rules in the future.

Investors should be aware that, according to Commission Release No. 34-29093, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse. Such patterns include: (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices could increase the future volatility of our share price.

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

We may issue common stock in the future for a number of reasons, including to attract and retain key personnel, to lenders, investment banks, or investors in order to achieve more favorable terms from these parties and align their interests with our common equity holders, to management and/or employees to reward performance to finance our operations and growth strategy, to adjust our ratio of debt to equity, to satisfy outstanding obligations or for other reasons. If we issue securities, our existing stockholders may experience dilution. Future sales of the common stock, the perception that such sales could occur or the availability for future sale of shares of the common stock or securities convertible into or exercisable for our common stock could adversely affect the market prices of our common stock prevailing from time to time. The sale of shares issued upon the exercise of our derivative securities could also further dilute the holdings of our then existing stockholders.

We may issue a substantial number of shares of common stock upon exercise of outstanding warrants and options, as payment of our obligations under the IM Seller Note, the Ripka Seller Notes and to satisfy obligations to IM Ready, Ripka and HIP if certain conditions, including royalty revenue targets, are met.

As of December 31, 2014, we had outstanding warrants and options to purchase 2,623,543 shares of our common stock, of which warrants to purchase 582,428 shares are exercisable at a price of $0.01 per share. The holders of warrants and options will likely exercise such securities at a time when the market price of our common stock exceeds the exercise price. Therefore, exercises of warrants and options will result in a decrease in the net tangible book value per share of our common stock and such decrease could be material. In addition, we may issue shares of common stock to satisfy up to $9,766,000 of earn-out payments to IM Ready if royalty revenue targets are met by the Mizrahi business, and we may issue shares of common stock to satisfy up to $5,000,000 of earn-out payments to Ripka if royalty revenue targets are met by the Ripka brands. As of December 31, 2014, we estimate the combined fair value of the earn-out payments to be $9,550,000.

We may also satisfy up to $5,127,000 of the remaining $5,877,000 principal amount of the IM Seller Note payable to IM Ready by issuing shares of common stock. The number of shares which we issue to satisfy our earn-out payment obligations or obligations under the note will be based on the future market price of our common stock and is currently not determinable, provided that there is a floor to the share price to satisfy the IM Seller Note of $4.50 per share. The maximum number of shares that could be issued in exchange for the IM Seller Note and the IM Ready earn-out payments is 3,309,555 shares.

We may also satisfy our obligations under the $3,600,000 remaining principal amount Ripka Seller Notes payable to Ripka by issuing shares of common stock. The number of shares which we issue to satisfy our earn-out payment obligations or obligations under the Ripka Seller Notes will be based on the future market price of our common stock and are currently not determinable, provided that there is a floor to the share price to satisfy the Ripka Seller Notes of $7.00 per share. The maximum number of shares that could be issued in exchange for the remaining Ripka Seller Notes and the Ripka earn-out payments is 514,286 shares and 714,286 shares, respectively.

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

In addition, as of December 31, 2014, we have an aggregate of 3,693,258 shares of common stock available for grants under our Plan to our directors, executive officers, employees and consultants. Issuances of common stock pursuant to the exercise of stock options or other stock grants or awards which may be granted under our Plan will dilute your interest in us.

We do not anticipate paying cash dividends on our common stock.

You should not rely on an investment in our common stock to provide dividend income, as we have not paid dividends on our common stock, and we do not plan to pay any dividends in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing licensing operations, further develop our trademarks and finance the acquisition of additional trademarks. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment. In addition, the IM Loan and the Ripka Loan limit us from paying any cash dividends while they are outstanding.

Provisions of our corporate charter documents could delay or prevent change of control.

Our certificate of incorporation authorizes our board of directors to issue up to 1,000,000 shares of preferred stock without stockholder approval, in one or more series, and to fix the dividend rights, terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges, and restrictions applicable to each new series of preferred stock. The designation of preferred stock in the future could make it difficult for third parties to gain control of our company, prevent or substantially delay a change in control, discourage bids for the common stock at a premium, or otherwise adversely affect the market price of the common stock.

Holders of our common stock may be subject to restrictions on the use of Rule 144 by shell companies or former shell companies.

Historically, the SEC has taken the position that Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, is not available for the resale of securities initially issued by companies that are, or previously were, shell companies like us, to their promoters or affiliates despite technical compliance with the requirements of Rule 144. The SEC prohibits the use of Rule 144 for resale of securities issued by shell companies (other than business transaction related shell companies) or issuers that have been at any time previously a shell company. The SEC has provided an important exception to this prohibition, however, if the following conditions are met: the issuer of the securities that was formerly a shell company has ceased to be a shell company; the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and at least one year has elapsed from the time that the issuer filed current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company. As such, due to the fact that we had been a shell company prior to September 2011, holders of “restricted securities” within the meaning of Rule 144, when reselling their shares pursuant to Rule 144, shall be subject to the conditions set forth herein.

ITEM 2.	Properties

We currently lease and maintain our corporate offices and operations located at 475 Tenth Avenue, 4th Floor, New York, New York 10018. Pursuant to the acquisition of the Mizrahi brands, we assumed a lease for such office of approximately 18,500 square feet of office space which lease is guaranteed by IM Brands, and which lease was extended to February 28, 2022 through an amendment entered into on June 16, 2014. We believe that this space will be sufficient to meet our current operating needs. We also lease and maintain a retail store in Southampton, New York of approximately 1,800 square feet, which has a one-year term that expires March 31, 2015. In addition, we lease approximately 1,900 square feet of retail space in Woodstock, GA intended for our second retail store, which has a 10-year term. The Company has the right to terminate the lease in February 2016 providing three months notice and intends to do so.

ITEM 3.	Legal Proceedings

In the ordinary course of business, from time to time we become involved in legal claims and litigation. In the opinion of management, based on consultations with legal counsel, the disposition of litigation currently pending against us is unlikely to have, individually or in the aggregate, a materially adverse effect on our business, financial position or results of operations.

ITEM 4.	Mine Safety Disclosure

None

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

On February 24, 2015, we filed an application for our common stock to be listed on the NASDAQ Global Market upon consummation of a proposed equity offering.

Our common stock has been quoted on the Over-the-Counter Bulletin Board, or OTCBB, under the trading symbol “XELB,” and since February 6, 2013, our common stock has also been quoted for trading on the OTCQX tier of the OTC Markets. Our common stock was previously quoted on the OTC Markets under the ticker symbol “NFBH” during the period from May 7, 2008 through September 29, 2011. The table below sets forth the range of quarterly high and low closing sales prices for our common stock for 2014, 2013 and 2012. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

	High	Low
YEAR ENDING DECEMBER 31, 2014
First Quarter	$7.00	$2.80
Second Quarter	$20.00	$3.75
Third Quarter	$8.00	$4.60
Fourth Quarter	$7.50	$3.60

YEAR ENDED DECEMBER 31, 2013
First Quarter	$5.50	$1.50
Second Quarter	$5.50	$4.90
Third Quarter	$10.00	$4.80
Fourth Quarter	$10.00	$2.80

Holders

As of December 31, 2014, the number of our stockholders of record was approximately 549 (excluding beneficial owners and any shares held in street name or by nominees).

Dividends

We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any dividends in the foreseeable future. In addition, our credit facilities with Bank Hapoalim limit us from paying any cash dividends while they are outstanding. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our board of directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the board of directors considers relevant.

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

•	The Plan provides for the grant of stock options or restricted stock (any grant under the Plan, an “Award”). The stock options may be incentive stock options or non-qualified stock options.
•	A total of 8,000,000 shares of Common Stock are eligible for issuance under the Plan, and the maximum number of shares of Common Stock with respect to which incentive stock options may be granted under the Plan is 5,000,000.
•	The Plan may be administered by the Board of Directors or a committee consisting of two or more members of the Board of Directors appointed by the Board (for purposes of this description, any such committee, a “Committee”).
•	Officers and other employees of our Company or any parent or subsidiary of our Company who are at the time of the grant of an Award employed by us or any parent or subsidiary of our Company are eligible to be granted options or other Awards under the Plan. In addition, non-qualified stock options and other Awards may be granted under the Plan to any person, including, but not limited to, directors, independent agents, consultants and attorneys who the Board or the Committee, as the case may be, believes has contributed or will contribute to our success.
•	With respect to incentive stock options granted to an eligible employee owning stock possessing more than 10% of the total combined voting power of all classes of our stock or the stock of a parent or subsidiary of our Company immediately before the grant (each, a “10% Stockholder”), such incentive stock option shall not be exercisable more than 5 years from the date of grant.
•	The exercise price of an incentive stock option will not be less than the fair market value of the shares underlying the option on the date the option is granted, provided, however, that the exercise price of an incentive stock option granted to a 10% Stockholder may not be less than 110% of such fair market value.
•	The exercise price of a non-qualified stock option may not be less than fair market value of the shares of Common Stock underlying the option on the date the option is granted.
•	Under the Plan, we may not, in the aggregate, grant incentive stock options that are first exercisable by any individual optionee during any calendar year (under all such plans of the optionee’s employer corporation and its “parent” and “subsidiary” corporations, as those terms are defined in Section 424 of the Internal Revenue Code) to the extent that the aggregate fair market value of the underlying stock (determined at the time the option is granted) exceeds $100,000.
•	Restricted stock awards give the recipient the right to receive a specified number of shares of Common Stock, subject to such terms, conditions and restrictions as the Board or the Committee, as the case may be, deems appropriate. Restrictions may include limitations on the right to transfer the stock until the expiration of a specified period of time and forfeiture of the stock upon the occurrence of certain events such as the termination of employment prior to expiration of a specified period of time.
•	Certain Awards made under the Plan may be granted so that they qualify as “performance-based compensation” (as this term is used in Internal Revenue Code Section 162(m) and the regulations thereunder) and are exempt from the deduction limitation imposed by Code Section 162(m) (these Awards are referred to as “Performance-Based Awards”). Under Internal Revenue Code Section 162(m), our tax deduction may be limited to the extent total compensation paid to the chief executive officer, or any of the four most highly compensated executive officers (other than the chief executive officer) exceeds $1 million in any one tax year. Among other criteria, Awards only qualify as performance-based awards if at the time of grant the compensation committee is comprised solely of two or more “outside directors” (as this term is used in Internal Revenue Code Section 162(m) and the regulations thereunder). In addition, we must obtain stockholder approval of material terms of performance goals for such “performance-based compensation.”

•	All stock options and certain stock awards, performance awards, and stock units granted under the Plan, and the compensation attributable to such Awards, are intended to (i) qualify as performance-based awards or (ii) be otherwise exempt from the deduction limitation imposed by Internal Revenue Code Section 162(m).
•	No options or other Awards may be granted on or after the tenth anniversary of the effective date of the Plan.

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

The following table sets forth information as of December 31, 2014 regarding compensation plans under which our equity securities are authorized for issuance.

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation Plans (1)	404,000	$6.67	3,693,258

(1) Pursuant to our 2011 Equity Incentive Plan.

The preceding table excludes stock options to purchase 576 shares of Common Stock with an exercise price of $728.77 per share issued pursuant to the Company’s 2005 Stock Option Plan. We do not intend to issue any further grants from this plan.

Purchases of equity securities by the issuer and affiliated purchasers

The following table provides information with respect to Common Stock repurchased by us during the years ended December 31, 2014 and 2013.

Period	Total Number of Shares of Common Stock Purchased (1)	Average Price per Share	Total Number of Shares of Common Stock Purchased as Part of a Publicly Announced Plan or Program
November 1, 2013 to November 30, 2013	153,896	$3.86	-
December 1, 2013 to December 31, 2013	7,272	3.86	-
Total year ended December 31, 2013	161,168	$3.86	-

March 1, 2014 to March 31, 2014	15,750	$4.00	-
November 1, 2014 to November 30, 2014	26,250	7.83
December 1, 2014 to December 31, 2014	88,725	8.00	-
Total year ended December 31, 2014	130,725	$7.49	-

(i)	The shares repurchased were acquired from employees and directors in connection with the settlement of income tax withholding obligations on behalf of such employees and directors from the vesting of restricted stock.

Item 6. Selected Financial Data

Smaller reporting companies are not required to provide the information required by this Item 6.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with our consolidated financial statements and the notes thereto, included elsewhere in this Annual Report on Form 10-K. This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity and cash flows for the year ended December 31, 2014. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning factors that are beyond our control.

Summary of Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that are the most important to the portrayal of our financial condition and results of operations, and that require our most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are described in more detail in the notes to our financial statements, our most critical accounting policies, discussed below, pertain to revenue recognition, trademarks, goodwill and other intangible assets, stock-based compensation, fair value of contingent obligations and income taxes. In applying such policies, we must use some amounts that are based upon our informed judgments and best estimates. Estimates, by their nature, are based upon judgments and available information. The estimates that we make are based upon historical factors, current circumstances and the experience and judgment of management. We evaluate our assumptions and estimates on an ongoing basis.

Revenue Recognition

In connection with our licensing model, revenue is generated from licenses and is based on reported sales of licensed products bearing our trademarks, at royalty rates specified in the license agreements. These agreements are also subject to contractual minimum levels. Design and service fees are recorded and recognized in accordance with the terms and conditions of each service contract, including the Company meeting its obligations and providing the relevant services under each contract. Guaranteed minimum royalty payments are recognized on a straight-line basis over the term of each contract year, as defined, in each license agreement. Royalties exceeding the guaranteed minimum royalty payments are recognized as income during the period corresponding to the licensee’s sales. Advanced royalty payments are recorded as deferred revenue at the time payment is received and recognized as revenue as earned. We recognized revenue from our retail store upon sale of our products to retail consumers, net of estimated returns.

Trademarks, Goodwill and Other Intangible Assets

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”), ASC Topic 350, “Intangibles - Goodwill and Other”. Under this standard, goodwill and indefinite lived assets are not amortized. The Company’s definite lived intangible assets are amortized over their estimated useful lives. Under this standard, the Company annually has the option to first assess qualitatively whether it is more likely than not that there is an impairment. The Company completed its annual quantitative analysis of its indefinite-lived trademarks, other intangibles and goodwill at December 31, 2014 and determined that no further analysis or impairment charges were required.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation - Stock Compensation,” by recognizing the fair value of stock-based compensation as an operating expense in the Company’s consolidated statements of operations. The fair value of the Company’s stock option awards are estimated using the Black-Scholes option pricing model and restricted stock awards are valued at the fair value of the Company’s stock at the time of grant. The Black-Scholes option pricing model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. Compensation cost for restricted stock is measured using the fair value of the Company’s common stock at the date the common stock is granted. The fair value of stock-based awards is amortized over the service period of the awards. Stock-based compensation that relates to contract performance is amortized over the term of the corresponding contract. For stock-based awards that vest based on performance conditions (e.g. achievement of certain milestones), expense is recognized when it is probable that the condition will be met. In addition, the calculation of compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period.

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

Income Taxes

Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities. Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted rates in effect during the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. ASC Topic 740, “Accounting for Income Taxes” clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. Tax positions shall initially be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a probability of fifty percent (50%) or greater of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts.

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The core principle of ASU 2014-09 is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for fiscal years beginning after December 15, 2016 and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements and disclosures.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period” (“ASU 2014-12”). ASU 2014-12 affects entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-12 will have on the Company’s consolidated financial statements and disclosures.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company will adopt the methodologies prescribed by ASU 2014-15 by the date required, and does not anticipate that the adoption of ASU 2014-15 will have a material effect on its consolidated financial position or results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Summary of Operating Results

The consolidated financial statements and related notes included elsewhere in this Form 10-K are as of, or for the year ended December 31, 2014 (the “Current Year”), and the year ended December 31, 2013 (the “Prior Year”).

The Company had income from continuing operations of $0.04 million for the Current Year, compared to income from continuing operations of $1.69 million for the Prior Year. Net income from continuing operations for the Current Year and Prior Year include certain non-cash components as described in the following paragraph and detailed later in this section. The Company had a net loss of $1.03 million for the Current Year, compared to net income of $1.53 million for the Prior Year.

The Company had Adjusted EBITDA of $7.01 million for the Current Year, compared to Adjusted EBITDA of $4.15 million for the Prior Year. Adjusted EBITDA is a non-GAAP unaudited term, which we define as net income before interest expense and other financing costs (including gain (loss) on extinguishment of debt), income taxes, other state and local franchise taxes, depreciation and amortization, non-cash compensation, other non-cash income (expenses) and loss on discontinued operations of our retail business. Management uses Adjusted EBITDA as a measure of operating performance to assist in comparing performance from period to period on a consistent basis and to identify business trends relating to the Company's results of operations. Adjusted EBITDA is also useful because it provides supplemental information to assist investors in evaluating the Company’s financial results. See - "Adjusted EBITDA" for our definition of the term and for a reconciliation of net income (loss) to Adjusted EBITDA, presented later in this section.

The Company’s operating income from continuing operations was $1.44 million in the Current Year, compared to operating income from continuing operations of $2.09 million in the Prior Year.

Total Revenues

Current Year total revenues increased approximately $7.55 million to $20.71 million from $13.16 million for the Prior Year. This was primarily related to increases in net licensing revenues of $7.58 million and net sales revenues (which is comprised of our e-commerce revenues) of $0.13 million, partially offset by a decrease in design and service fees of $0.16 million.

Net licensing revenues for the Current Year increased by $7.58 million, compared with the Prior Year primarily due to an increase in direct-response television revenues of $7.10 million. Licensing revenues attributable to the Ripka Brand, which commenced in April 2014, and the continuing growth of Isaac Mizrahi Brand were the main contributing factors. We are also focusing on our international expansion. In September 2013, we commenced marketing our Isaac Mizrahi Brand through direct-response television in Canada on TSC. In April 2014, upon our acquisition of the Ripka Brand, we launched the Ripka Brand on TSC in Canada. In May 2014 we brought the IsaacMizrahiLIVE brand to the United Kingdom through QVC. Net e-commerce sales were $0.13 million as a result of the launch of the e-commerce platform in May 2014. Wholesale licensing revenues increased by $0.48 million in the Current Year, compared with the Prior Year. Current Year design and service fee revenue decreased by $0.16 million, compared with the Prior Year primarily due to a non-recurring service fees recognized in the Prior Year.

Gross Profit

Gross profit for the Current Year was $20.63 million, compared to $13.17 million for the Prior Year. The increase in gross profit is primarily attributable to the increase in revenues. Gross profit for the Current Year of $20.63 million includes $0.07 million of cost of goods sold related to our e-commerce business, which did not have operations in 2013.

Operating Expenses

Operating expenses totaled $19.80 million for the Current Year, compared to $14.84 million for the Prior Year. The increase of approximately $4.96 million was primarily related to an increase in compensation expense of $3.15 million, an increase in other design and marketing costs and general and administrative expenses of $1.41 million and an increase in stock-based compensation of $0.34 million. The increase in compensation expense was primarily due to the staffing needs and performance based compensation attributable to the growth of the Company, and staffing for the Ripka brand acquired in April 2014. Increases in other design and marketing costs and general and administrative expenses are attributable to the operations of the Ripka brand and the growth of our existing business.

Other Expenses (Income)

Other income for the Current Year consists of a $0.6 million gain on the reduction of contingent obligations, as a result of the Company reducing the fair value of its contingent obligation on its IM Earn-Out Obligation. The reduction in the Earn-Out Obligation for the Current Year was based on a revision of the timing of projected future net royalty income related to the Isaac Mizrahi Business, therefore diminishing the probability of achieving the remaining royalty targets. This adjustment results from the Company having better visibility in its 2015 royalties given current Isaac Mizrahi Brand product sales information.

Other income net, for the Prior Year consisted of a $1.35 million loss on extinguishment of debt offset by a $5.12 million gain on reduction of contingent obligations. The loss on extinguishment of debt was the result of the Company refinancing its prior term debt with a New Loan facility, with more favorable terms. The extinguishment of the prior term debt included a prepayment fee of $0.19 million and an acceleration of deferred finance costs and loan discount of $1.16 million resulting in a loss on extinguishment of debt of $1.35 million. The Company reduced the fair value of its contingent obligations by $5.1 million in the Prior Year, resulting in a gain on reduction of contingent obligations.

Interest and Finance Expense

Interest and finance expense for the Current Year decreased by approximately $0.24 million to $1.49 million, compared to $1.73 million in the Prior Year. This was primarily due to the net $0.05 million decrease attributable to lower interest rates in the Company’s term debt, partially offset by higher term debt principal balances from financing a portion of the Ripka Brand acquisition, and a decrease of $0.19 million in the Current Year of interest expense and finance charges from the amortization of debt discounts and deferred finance costs compared with the Prior Year.

Provision for Income Taxes

The effective income tax rate for the Current Year was approximately (183.52%), resulting in a $0.10 million income tax benefit. The effective income tax rate for the Prior Year was (361.20%) which resulted in a $1.32 million income tax benefit. During the Current Year, the Company recorded a $0.6 million gain on the reduction of contingent obligations related to the acquisition of the Isaac Mizrahi business. This gain is not subject to tax and was treated as a discrete item. During the Prior Year, the Company recorded a $5.12 million gain on the reduction of contingent obligations related to the acquisition of the Isaac Mizrahi business. This gain is not subject to tax and was treated as a discrete item. Additionally, there was an increase in the state income tax rate which was booked to deferred income tax expense and treated as a discrete item during the Prior Year.

Discontinued Operations

The loss from discontinued operations, net, is attributable to the net loss related to our retail operations, as a result of our decision to discontinue our retail stores and focus on e-commerce, which will be a component of our licensing business. The Current Year loss from discontinued operations, net of $1.08 million mainly represents compensation expense, other general and administrative expenses and wind down costs associated with the closing of our retail stores, inclusive of inventory write-downs and impairment of property and equipment, offset by an income tax benefit of $0.70 million. The Prior Year loss from discontinued operations, net of $0.16 million mainly represents compensation expense and other general and administrative expenses, offset by the gross margin recognized by the retail stores and an income tax benefit of $0.08 million.

Adjusted Earnings Before Interest Depreciation and Amortization (“EBITDA”)

Adjusted EBITDA for the Current Year increased approximately $2.86 million to $7.01 million from $4.15 million for the Prior Year.

Adjusted EBITDA should not be considered in isolation or as alternatives to net income or any other measure of financial performance calculated and presented in accordance with GAAP. Given that Adjusted EBITDA is a financial measure not deemed to be in accordance with GAAP and is susceptible to varying calculations, our Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in our industry, because other companies may calculate Adjusted EBITDA in a different manner than we calculate these measures.

In evaluating Adjusted EBITDA, you should be aware that in the future we may or may not incur expenses similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA does not imply that our future results will be unaffected by these expenses or any unusual or non-recurring items. When evaluating our performance, you should consider Adjusted EBITDA alongside other financial performance measures, including our net income and other GAAP results, and not rely on any single financial measure.

The following table is a reconciliation of net (loss) income (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Year Ended December 31,
	2014	2013
Net (loss) income	$(1,032,000)	$1,532,000
Depreciation and amortization	935,000	873,000
Interest and finance expense	1,488,000	1,726,000
Income tax benefit	(97,000)	(1,322,000)
State and local franchise taxes	77,000	144,000
Stock-based compensation	5,151,000	4,810,000
Loss on extinguishment of debt	-	1,351,000
Gain on reduction of contingent obligations	(600,000)	(5,122,000)
Loss from discontinued operations, net	1,076,000	156,000
Other non-cash adjustments	14,000	6,000
Adjusted EBITDA	$7,012,000	$4,154,000

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund working capital needs, and to a lesser extent, capital expenditures. On April 3, 2014, we paid $12.4 million of cash for the acquisition of the Ripka Brand, which includes $9.0 million of JR Term Loan proceeds. On December 22, 2014, we paid $18.5 million of cash for the acquisition of the H Halston Brands, which includes $10.0 million of H Term Loan proceeds. At December 31, 2014 and 2013, our unrestricted cash and cash equivalents were $8.53 million and $7.46 million, respectively.

On December 22, 2014, we issued to six accredited investors an aggregate of 1,086,667 shares of our common stock at a purchase price of $9.00 per share or gross proceeds of $9,780,000 in a private offering.

We expect that existing cash and operating cash flows will be adequate to meet our operating needs, debt service obligations and capital expenditure needs, including the debt service under our term loan facilities for the twelve months subsequent to December 31, 2014. We are dependent on our licensees for most of our revenues, and there is no assurance that the licensees will perform as projected.

We do not require significant capital expenditures. We launched an e-commerce platform in May 2014, for which we incurred $0.02 million of capital expenditures in each of the Current Year and Prior Year.

The Company’s contingent obligations (see Note 7 in the Consolidated Financial Statements) are payable in stock and/or cash, at the Company’s discretion. Payment of these obligations in stock would not affect the Company’s liquidity.

The IM Seller Note (see Note 7 in the Consolidated Financial Statements) is payable in cash up to $1.5 million beginning in 2015, of which $1.0 million of the cash payment is subject to Bank of Hapoalim B.M.’s (“BHI”) approval. The principal portion of the IM Seller Note, which is not required to be paid in cash, is payable with stock and/or cash, at the Company’s discretion. Payment of these obligations in stock would not affect the Company’s liquidity. The Company made a cash principal payment in the Prior Year of $1.5 million.

Changes in Working Capital

At December 31, 2014 and 2013, the working capital ratio (current assets to current liabilities, excluding current contingent obligations and a $2.4 million Ripka Seller Note payment in stock (see Note 14, Subsequent Events)) was 1.47 to 1.00 and 4.84 to 1.00, respectively. Contingent obligations are not considered part of working capital because we have the right to pay the obligation in stock. Commentary on components of our cash flows from continuing operations for the Current Year, compared to the Prior Year is set forth below:

Operating Activities

Net cash provided by operating activities from continuing operations was approximately $6.61 million and $2.64 million in the Current Year and Prior Year, respectively. The Current Year’s cash provided by operating activities was primarily due to a net loss of $1.03 million, offset by a net loss from discontinued operations of $1.08 million, the net change in operating assets and liabilities of $1.95 million and non-cash expenses of $4.61 million. Non-cash expenses mainly consist of $5.15 million of stock-based compensation, $0.94 million of depreciation and amortization, non-cash interest and other finance costs of $0.66 million, $(1.54) million of deferred income tax benefit and $(0.60) million of gain on the reduction of contingent obligations. The Prior Year’s cash provided by operating activities was primarily due to net income of $1.53 million, net loss from discontinued operations of $0.16 million and non-cash expenses of $1.54 million, offset by a net change in operating assets and liabilities of $(0.59) million. Non-cash expenses primarily consist of stock-based compensation of $4.81 million, depreciation and amortization of $0.87 million, non-cash interest and other finance costs of $0.80 million, deferred income tax benefit of $(1.19) million, a loss on the extinguishment of debt of $1.35 million and a gain on the reduction of contingent obligations of $(5.12) million.

Investing Activities

Net cash used in investing activities from continuing operations for the Current Year was approximately $31.12 million, compared to $0.31 million in the Prior Year. The Current Year net cash used in investing activities was attributable to cash consideration paid for the acquisition of the Ripka Brand of $12.36 million, cash consideration paid for the acquisition of the H Halston Brands of $18.51 million and capital expenditures of $0.25 million. In the Prior Year, $0.22 million of capital expenditures was attributable to property and equipment and $0.09 million was attributable to payment of a security deposit.

Financing Activities

Net cash provided by financing activities for the Current Year was approximately $26.76 million, primarily attributable to $10.00 million of proceeds from the term debt related to the H Halston Brands, $9.00 million of proceeds from the term debt related to the Ripka Brand, $0.51 million tax benefit from vested stock grants and exercise of stock options and $9.29 million of net proceeds (after expenses) from the issuance of 1,086,667 shares of our common stock in the December 22, 2014 private stock offering. The increase was offset by (i) $0.98 million of repurchased shares of restricted stock that had vested, (ii) $0.51 million of deferred financing costs related to the H Halston Brands and Ripka Brand debt financing, (iii) $0.31 million of contingent obligation payments and (iv) $0.25 of repayments on the IM Term Loan. Net cash provided by financing activities for the Prior Year was approximately $1.66 million, primarily attributable $4.69 million of net proceeds (after expenses) from the issuance of common stock and $0.10 million of net proceeds from refinancing the previous term debt with the IM Term Loan, partly offset by (i) $1.5 million payment on the IM Seller Note, (ii) $1.01 million in scheduled principal payments of previous term debt and (iii) 0.62 million of repurchased shares of restricted stock that had vested. IM Term Loan gross proceeds of $13.0 million was used for (i) satisfying the previous term debt principal balance of $12.49 million, (ii) a prepayment fee and costs of $0.19 million and (iii) $0.22 in deferred financing costs related to the IM Term Loan.

Obligations and Commitments

The IM Loan

The IM Loan requires us to pay current interest quarterly at 4.44% per annum. Principal payments began on October 1, 2014 of $250,000 each quarter for the next four fiscal quarters, and increasing thereafter. The following table presents the principal payments under the IM Loan.

Year Ending December 31,	Amount of Principal Payment
2015	$1,375,000
2016	2,625,000
2017	3,125,000
2018	5,625,000
Total	$12,750,000

In addition, prior to making distributions we are required to prepay the outstanding amount of the IM Loan from excess cash flow for each fiscal year commencing with the year ending December 31, 2015 in arrears in an amount equal to twenty percent (20%) of the excess cash flow for such period. Excess cash flow means, for any fiscal period, cash provided by operating activities for such period less (a) capital expenditures not made through the incurrence of indebtedness less (b) all interest and principal (including indebtedness owed for the IM Loan) paid or payable during such period less (c) all income tax payments made during such period.

In conjunction with the H Loan described below, Xcel and IM Brands amended the IM Loan (see Note 14 to the Consolidated Financial Statements). The amendment includes, among other things, amendments to the financial covenants which now require the following:

•	EBITDA (as defined in the agreement) of the Company and its subsidiaries on a consolidated basis shall not be less than $5,500,000 for the fiscal year ended December 31, 2014, not less than $7,500,000 for the fiscal year ending December 31, 2015, not less than $15,500,000 for the fiscal year ending December 31, 2016 and not less than $17,000,000 for fiscal year ending December 31, 2017 and each fiscal year end thereafter;

•	EBITDA of IM Brands (as defined in the agreement) shall not be less than $6,000,000 for the fiscal year ended December 31, 2014, not less than $9,000,000 for the fiscal year ending December 31, 2015, not less than $11,000,000 for the fiscal year ending December 31, 2016 and not less than $12,500,000 for the fiscal year ending December 31, 2017 and each fiscal year end thereafter.

•	Capital expenditures of the Company on a consolidated basis in any fiscal year shall not exceed $1,300,000 of which not more than $500,000 shall be capital expenditures for the retail division for the fiscal year ending December 31, 2015, and $500,000 for the fiscal year ending December 31, 2016 and each fiscal year end thereafter;

•	The fixed charge ratio of the Company on a consolidated basis shall not be less than 1.20 to 1.00 at the end of each fiscal quarter for the twelve fiscal month period ending on such fiscal quarter;

•	Net worth of the Company on a consolidated basis shall not be less than $40 million at any time;

•	Liquid assets of the Company and its subsidiaries on a consolidated basis shall not be less than $4,500,000 at any time; and

•	If, for any fiscal year commencing with the fiscal year ending December 31, 2015, there shall be excess cash flow for such fiscal year, the Company shall pay to BHI an amount equal to the applicable recapture percentage of such excess cash flow, to be applied by BHI to the principal amount of the H Loan in the reverse order of maturity.

The IM Seller Note

We issued the IM Seller Note in the principal amount of $7.38 million to IM Ready as partial consideration for the acquisition of the Mizrahi business. The IM Seller Note was amended on December 24, 2013 which included a partial repayment of $1.5 million of principal. The stated interest rate of the IM Seller Note is 0.25%, which was prepaid on September 29, 2011. See Note 7 in the Consolidated Financial Statements. The following table presents the principal payments under the IM Seller Note.

Payment Date	Payment Amount	Amounts Payable in Cash	Amount Payable in Cash with Restrictions (i)	Amount Payable in Stock (ii)
December 24, 2013 (iii)	$1,500,000	$1,500,000	$-	$-
January 31, 2015 (iv)	750,000	750,000	-	-
January 31, 2016	750,000	-	750,000	-
September 30, 2016	$4,377,432	$-	$-	$4,377,432

(i)	Amounts payable in cash with restrictions are subject to BHI approving the cash payment. If Bank Hapoalim B.M. does not approve the cash payment, the amount shall be payable in shares of common stock. See Note 7 in the Consolidated Financial Statements.

(ii)	This includes the last payment on the Amended maturity date and may include amounts payable in cash with restrictions whereby BHI provides approval and the amount would be paid with our common stock. See Note 7 in the Consolidated Financial Statements.

(iii)	Paid prior to December 24, 2013.

(iv)	Paid prior to January 31, 2015.

IM Earn-out obligation

IM Ready is eligible to earn additional shares of common stock with a value of up to $7.5 million (which we refer to as the Earn-Out Value) for the 12-month period ending September 30, 2015, with the number of shares to be issued based upon the greater of (i) $4.50 per share and (ii) the average stock price for the last twenty days in such period, and with such earn-out payment contingent upon the Mizrahi business achieving net royalty income targets (which we refer to as the Earn-Out Obligation). IM Ready was eligible to earn additional shares of common stock for the 12-month period ended September 30, 2013 and 2012, but did not meet the minimum net royalty income targets. In addition, as of December 24, 2013, the Company and IM Ready amended the terms of the Isaac Mizrahi earn-out obligation and eliminated additional consideration for the fiscal year ending December 31, 2014 and we agreed to make a one-time cash payment of $315,000 to IM Ready. The Earn-Out Obligation of $3.0 million at December 31, 2014 is recorded as current portion of long-term debt (current liabilities) on our consolidated balance sheet and the Earn-Out Obligation of $3.6 million at December 31, 2013 is recorded as long-term liabilities on our consolidated balance sheet . The Earn-Out Obligation is payable solely in stock.

QVC Earn-out

The QVC earn-out payment requires us to pay IM Ready approximately $2.80 million, payable in cash or common stock, at our option, contingent upon the Mizrahi business receiving aggregate net royalty income of at least $2.5 million from QVC in the 12-month period ending September 30, 2015 with such stock based upon the greater of (x) $4.50 per share, and (y) the average stock price for the last twenty days prior to the time of such issuance. We refer to this as the QVC Earn-out. The current term of the IM QVC Agreement runs through September 30, 2015. Management has determined that it is probable that the $2.5 million in net royalty income from QVC will be met. Any change in the expected obligation will result in an expense or income in the period in which it is determined fair market value has changed.

The Ripka Loan

As of April 1, 2014, we entered into a $9 million five year term loan with Bank Hapoalim B.M., which we refer to as the Ripka Loan. The Ripka Loan is secured by all of the assets of JR Licensing and a guarantee from Xcel secured by a pledge of Xcel’s membership interest in JR Licensing and by a guarantee from IM Brands, secured by a pledge of all of IM Brands’ assets. The Ripka Loan bears interest at an annual variable rate of either, LIBOR plus 3.5% or Prime plus 0.50%, at JR Licensing’s option, payable, if the Ripka Loan is bearing interest based on LIBOR, on the last business day of the applicable interest period and, if the Ripka Loan is bearing interest based on Prime, quarterly in arrears on the first day of each calendar quarter. Principal payments begin on April 1, 2015 in the amount of $375,000 each quarter for the next four fiscal quarters and increasing thereafter. The following table presents the principal payments under the Ripka Loan.

Year Ending December 31,	Amount of Principal Payment
2015	$1,125,000
2016	2,250,000
2017	2,875,000
2018	2,250,000
2019	500,000
Total	$9,000,000

In conjunction with the H Loan, Xcel and JR Licensing amended the Ripka Loan (see Note 14 to the Consolidated Financial Statements). The amendment includes, among other things, amendments to the financial covenants which now require the following:

•	EBITDA (as defined in the agreement) of the Company on a consolidated basis shall not be less than $5,500,000 for the fiscal year ended December 31, 2014, not less than $7,500,000 for the fiscal year ending December 31, 2015, not less than $15,500,000 for the fiscal year ending December 31, 2016 and not less than $17,000,000 for fiscal year ending December 31, 2017 and each fiscal year end thereafter;

•	EBITDA of JR Licensing (as defined in the agreement) shall not be less than $3,000,000 for the fiscal year ended December 31, 2014, not less than $4,000,000 for the fiscal year ending December 31, 2015 and not less than $5,000,000 for the fiscal year ending December 31, 2016 and each fiscal year end thereafter.

•	Capital expenditures of the Company on a consolidated basis in any fiscal year shall not exceed $1,300,000 of which not more than $500,000 shall be capital expenditures for the retail division for the fiscal year ending December 31, 2015, and $500,000 for the fiscal year ending December 31, 2016 and each fiscal year end thereafter;

•	The fixed charge ratio of the Company on a consolidated basis shall not be less than 1.20 to 1.00 at the end of each fiscal quarter for the twelve fiscal month period ending on such fiscal quarter;

•	Net worth of the Company on a consolidated basis shall not be less than $40 million at any time;

•	Liquid assets of the Company on a consolidated basis shall not be less than $4,500,000 at any time; and

•	If, for any fiscal year commencing with the fiscal year ending December 31, 2015, there shall be excess cash flow for such fiscal year, the Company shall pay to BHI an amount equal to the applicable recapture percentage of such excess cash flow, to be applied by BHI to the principal amount of the H Loan in the reverse order of maturity.

Ripka Seller Notes

On April 3, 2014, as part of the consideration for the purchase of the Ripka brands, JR Licensing issued to Ripka $6.0 million principal amount notes, or the Ripka Seller Notes. The Ripka Seller Notes have a term of five years from the date of issuance, are payable in cash or shares of our common stock valued at the time of payment, at our option, with a floor price of $7.00 per share if paid in stock, and with Ripka having certain rights to extend the maturity of the Ripka Seller Notes in the event our stock is trading at a price of less than $7.00 per share.

Management determined that its expected borrowing rate is estimated to be 7.33% and has, therefore, discounted the Ripka Seller Notes by $1,835,000 using a 7.33% imputed annual interest rate, resulting in an initial value of $4,165,000. The imputed interest amount is being amortized over the term of the Ripka Seller Notes and recorded as other interest and finance expense.

On February 20, 2015, we agreed to cancel Ripka Seller Notes in the principal amount of $3.0 million and execute in its place: (i) a $2.4 million principal amount promissory note issued in the name of Ms. Ripka (the “$2,400,000 Seller Note”) and (ii) a $600,000 principal amount promissory note issued in the name of Ms. Ripka (the “$600,000 Seller Note”), each pursuant to substantially the same terms as the Ripka Seller Notes; provided, however, that the Company and Ms. Ripka have agreed that, upon Ms. Ripka’s assignment of the $600,000 Seller Note to a permitted assignee, the principal payments under the $600,000 Seller Note shall accelerate to be payable in eight equal quarterly installments of $75,000 with the first payment due on March 31, 2015 and with the final principal payment payable on December 31, 2016. As of the date of the filing of this Annual Report, the $600,000 Seller Note has not been assigned. The $2,400,000 Seller Note was assigned by Ms. Ripka to Judith Ripka Creations, Inc. and further assigned by Judith Ripka Creations, Inc. to Thai Jewelry Manufacturer Co. LTD. (“Thai Jewelry”). On February 20, 2015, we entered into a release letter (the “Release Letter”) with Thai Jewelry, pursuant to which we agreed to issue to Thai Jewelry an aggregate of 266,667 shares of our Common Stock in exchange for the cancellation of the $2,400,000 Seller Note and Thai Jewelry released the Company and its affiliates from any and all claims which exist or may have existed between Thai Jewelry, as well as Judith Ripka, Judith Ripka Creations, Inc. or any of their affiliates or successors.

Ripka Installment Obligations

In connection with the purchase of the Ripka brands, we are obligated to pay to Ripka $0.9 million (the “First Installment”) and $1.3 million (the “Second Installment”) in cash or shares of the Company’s Common Stock on February 23, 2015 and April 1, 2015, respectively, subject to approval by BHI. The First Installment payment was approved by BHI and paid in cash on February 23, 2015. The First Installment was originally $1 million and due October 1, 2014, but was amended to $0.9 million due February 23, 2015. In conjunction with the First Installment amendment, the Second Installment was amended from $1.2 million to $1.3 million.

Ripka Earn-out

In connection with the purchase of the Ripka brands, we agreed to pay Ripka additional consideration of up to $5 million in aggregate, payable in cash or shares of our common stock based on the fair market value of our common stock at the time of payment, and with a floor of $7.00 per share, based on the Ripka brands achieving in excess of $1 million of net royalty income during each of the 12-month periods beginning on October 1, 2015 and ending on October 1, 2018, less the sum of all earn out payments for any prior earn-out period. Net royalty income shall not include any revenues generated by direct-response television sales or any revenue accelerated as a result of termination of any license agreements. The Ripka earn-out of $3.78 million is recorded as long-term debt at December 31, 2014 on the consolidated balance sheets based on the difference between the fair value of the assets of the Ripka brands acquired and the total consideration paid.

As of December 31, 2014, total contingent obligations were $9.6 million.

H Loan

On December 22, 2014, H Licensing entered into a $10 million 5-year term loan with BHI, which we refer to as the H Loan. The H Loan is secured by (i) all of the assets of H Licensing, (ii) a guarantee by Xcel, secured by a pledge of Xcel’s membership interest in H Licensing, (iii) a guarantee from IM Brands, secured by a pledge of all of the assets of IM Brands, and (iv) a guarantee from JR Licensing, secured by a pledge of all of the assets of JR Licensing.

The H Loan bears interest at an annual rate, as elected by H Licensing, of (i) the rate of interest determined by BHI to be the offered rate on a page or service that displays an average ICE Benchmark Administration Ltd. rate for deposits in U.S. dollars for delivery on the first working day of any interest period of 1, 2 or 3 months, as elected by H Licensing, (or such other period as BHI may agree) with a term equivalent to such interest period, determined as of approximately 11:00 a.m. (London time) two (2) working days prior to the first working day of such interest period plus 3.50% or (ii) the rate of interest announced by BHI, from time to time, as its prime rate plus .50%. Interest on the H Loan accruing at a rate based on LIBOR is payable on the last business day of the applicable interest period and interest on the H Loan accruing at a rate based on the prime rate is payable quarterly in arrears on the first day of each calendar quarter.

Scheduled principal payments of the H Loan are as follows:

Year Ending December 31	Amount of Principal Payment
2015	$-
2016	1,500,000
2017	2,500,000
2018	3,000.000
2019	3,000,000
Total	$10,000,000

For any fiscal year commencing with the year ending December 31, 2015, H Licensing is required to prepay the outstanding amount of the H Loan from excess cash flow for the prior fiscal year in an amount equal to twenty percent (20%) of such excess cash flow. Excess cash flow is defined as, for any fiscal period, cash provided by operating activities for such period less (a) capital expenditures not made through the incurrence of indebtedness less (b) all cash interest and principal (including the H Loan) paid or payable during such period less (c) all taxes paid or payable during such period less (d) payments made during such period by H Licensing to Xcel equal to the estimated tax liability of Xcel resulting from any taxable income (net of losses, including for prior years to the extent permitted to be deducted) of H Licensing. H Licensing also executed a guarantee of Xcel’s outstanding term loans with Bank Hapoalim B.M.

The H Loan contains customary covenants, including reporting requirements, trademark preservation and the following financial covenants:

•	the fixed charge ratio of the Company on a consolidated basis shall not be less than 1.20 to 1.00 at the end of each fiscal quarter for the twelve fiscal month period ending on such fiscal quarter;

•	EBITDA (as defined in the agreement) of the Company on a consolidated basis shall not be less than $5,500,000 for the fiscal year ended December 31, 2014, not less than $7,500,000 for the fiscal year ending December 31, 2015, not less than $15,500,000 for the fiscal year ending December 31, 2016 and not less than $17,000,000 for fiscal year ending December 31, 2017 and each fiscal year end thereafter;

•	H Licensing cannot have a loss for the fiscal year ending December 31, 2015 in excess of $500,000 and EBITDA (excluding allocated corporate overhead) of H Licensing shall not be less than $4,500,000 for the fiscal year ending December 31, 2016 and not less than $5,000,000 for the fiscal year ending December 31, 2017 and each fiscal year end thereafter;

•	Net worth of the Company on a consolidated basis shall not be less than $40 million at the end of any fiscal quarter;

•	Liquid assets of the Company on a consolidated basis shall not be less than $4,500,000 at any time; and

•	H Licensing shall have license royalty income of at least $6,000,000 each fiscal year commending for the fiscal year ending December 31, 2016.

Other

We believe that cash from future operations as well as currently available cash will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future, including the debt service on the IM Loan, Ripka Loan and H Loan, deferred purchase price payments related to our acquisition of the Ripka brands, and making necessary upgrades to our infrastructure and technology and e-commerce development. The combined principal obligations for our debt during the year ending December 31, 2015 are $3.25 million, and the deferred purchase price payments related to our acquisition of the Ripka brands during the year ending December 31, 2015 are approximately $2.2 million.

The non-cash obligations of the IM Seller Note and $2.8 million of the contingent obligations under the earn-out provisions described above are payable in stock and or cash, at our discretion and up to $7.5 contingent obligations are payable solely in stock. Payment of these obligations in stock would not affect our liquidity.

The following is a summary of contractual cash obligations, including interest for the periods indicated that existed as of December 31, 2014:

	2015	2016	2017 & After	Total
Term debt	$2,500,000	$6,375,000	$22,875,000	$31,750,000
Term debt interest	1,206,000	1,022,000	1,188,000	3,416,000
IM Seller Note	750,000	750,000	-	1,500,000
Seller installment obligation	2,200,000	-	-	2,200,000
Operating leases	827,000	809,000	5,023,000	6,659,000
Employment contracts	4,210,000	3,950,000	3,242,000	11,402,000
Total contractual cash obligations	$11,693,000	$12,906,000	$32,328,000	$56,927,000

Other Factors

We continue to seek to expand and diversify the types of licensed products being produced under the Mizrahi, Ripka and H Halston brands. We will seek to continue to diversify the distribution channels within which licensed products are sold, in an effort to reduce dependence on any particular retailer, consumer or market sector within each of our brands. The Mizrahi brands, the H Halston brands and LCNY brand have a core business in fashion apparel and accessories. The Ripka brands historically have been focused on fine jewelry, which we believe helps diversify our industry focus while at the same time complements, expands on and grows our overall business relationship with QVC. We also intend to seek new opportunities, including expansion through direct-response television and additional domestic and international licensing arrangements, and acquiring additional brands. The success of our Company, however, will still remain largely dependent on our ability to build and maintain our brands’ awareness and contract with and retain key licensees and on our licensees’ ability to accurately predict upcoming fashion and design trends within their respective customer bases and fulfill the product requirements of their particular retail channels within the global marketplace. Unanticipated changes in consumer fashion preferences, slowdowns in the U.S. economy, changes in the prices of supplies, consolidation of retail establishments, and other factors noted in “Risk Factors,” could adversely affect our licensees’ ability to meet and/or exceed their contractual commitments to us and thereby adversely affect our future operating results.

Income taxes

Our income tax (benefit) is based on an effective income tax rate, which is comprised of the federal statutory rate and a state and local tax rate, net of federal effect. Our state and local tax rate is affected by the location of earned revenue and certain incurred expenses in determining state and local income tax allocations. Accordingly, our state and local tax rate, net of federal effect may vary and could have a material impact on the fair value of our deferred tax assets and liabilities. (See Note 11 to the Notes to Consolidated Financial Statements)

Effects of Inflation

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Xcel Brands, Inc.

We have audited the accompanying consolidated balance sheets of Xcel Brands, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Xcel Brands, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xcel Brands, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

New York, New York

March 31, 2015

Xcel Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$8,531,000	$7,461,000
Accounts receivable, net	3,641,000	3,541,000
Prepaid expenses and other current assets	532,000	444,000
Deferred tax asset	633,000	49,000
Current assets held for disposition from discontinued retail operations	503,000	173,000
Total current assets	13,840,000	11,668,000
Property and Equipment:
Property and equipment, net	833,000	979,000
Other Assets:
Trademarks and other intangibles, net	97,679,000	45,308,000
Goodwill	12,371,000	12,371,000
Deferred finance costs, net	624,000	199,000
Other assets	271,000	334,000
Long-term assets held for disposition from discontinued retail operations	123,000	184,000
Total non-current other assets	111,068,000	58,396,000
Total Assets	$125,741,000	$71,043,000

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$3,339,000	$1,238,000
Deferred revenue	256,000	491,000
Installment obligations in connection with the acquisition of the Ripka Brand	2,190,000	-
Other current liabilities	190,000	66,000
Current portion of long-term debt	5,650,000	565,000
Current portion of long-term debt, contingent obligations	5,766,000	-
Current liabilites held for disposition from discontinued retail operations	218,000	51,000
Total current liabilities	17,609,000	2,411,000
Long-Term Liabilities:
Long-term debt, less current portion	39,648,000	24,161,000
Deferred tax liabilities	8,082,000	9,037,000
Other long-term liabilities	178,000	57,000
Total long-term liabilities	47,908,000	33,255,000
Total Liabilities	65,517,000	35,666,000

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 35,000,000 and 25,000,000 shares authorized at December 31,
2014 and 2013, respectively and 14,011,896 and 10,005,510 issued and outstanding at
December 31, 2014 and December 31, 2013, respectively	14,000	10,000
Paid-in capital	56,718,000	30,843,000
Retained earnings	3,492,000	4,524,000
Total Stockholders' Equity	60,224,000	35,377,000

Total Liabilities and Stockholders' Equity	$125,741,000	$71,043,000

See Notes to Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended December 31,
	2014	2013
Revenues
Net licensing revenue	$19,125,000	$11,546,000
Design and service fee revenue	1,455,000	1,619,000
Net e-commerce sales	127,000	-
Total revenues	20,707,000	13,165,000
Cost of goods sold	73,000	-
Gross profit	20,634,000	13,165,000

Operating expenses
Salaries, benefits and employment taxes	9,523,000	6,376,000
Other design and marketing costs	1,084,000	473,000
Other selling, general and administrative expenses	3,106,000	2,312,000
Stock-based compensation	5,151,000	4,810,000
Depreciation and amortization	935,000	873,000
Total operating expenses	19,799,000	14,844,000

Other expenses (income)
Loss on extinguishment of debt	-	1,351,000
Gain on reduction of contingent obligation	(600,000)	(5,122,000)
Total other expenses (income)	(600,000)	(3,771,000)

Operating income	1,435,000	2,092,000

Interest and finance expense
Interest expense - term debt	834,000	882,000
Other interest and finance charges	654,000	844,000
Total interest and finance expense	1,488,000	1,726,000

Income (loss) from continuing operations before income taxes	(53,000)	366,000

Income tax benefit	(97,000)	(1,322,000)

Income from continuing operations	44,000	1,688,000

Loss from discontinued operations, net	(1,076,000)	(156,000)

Net income (loss)	$(1,032,000)	$1,532,000

Basic income (loss) per share:
Continuing operations	$0.00	$0.18
Discontinued operations, net	(0.09)	(0.02)
Net income (loss)	$(0.09)	$0.16

Basic weighted average common shares outstanding	11,698,880	9,193,101

Diluted income (loss) per share:
Continuing operations	$0.00	$0.18
Discontinued operations, net	(0.08)	(0.02)
Net income (loss)	$(0.08)	$0.16

Diluted weighted average common shares outstanding	12,816,674	9,791,493

See Notes to Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Balances, January 1, 2013	7,339,979	$7,000	$21,966,000	$2,992,000	$24,965,000

Shares issued to employees and directors in connection with restricted stock grants, net of forfeitures	1,398,125	1,000	-	-	1,000

Issuance of Common Stock, private stock offering - June 5, 2013	1,428,573	2,000	4,998,000	-	5,000,000

Direct costs related to private stock offering	-	-	(311,000)	-	(311,000)

Compensation expense in connection with stock options, warrants warrants and restricted stock	-	-	4,810,000	-	4,810,000

Shares repurchased on vesting of restricted stock	(161,168)	-	(622,000)	-	(622,000)

Warrants issued in connection with agent commissions	-	-	2,000	-	2,000

Net income for the year ended December 31, 2013	-	-	-	1,532,000	1,532,000

Balances, December 31, 2013	10,005,509	10,000	30,843,000	4,524,000	35,377,000

Shares issued to employees and directors in connection with restricted stock grants, net of forfeitures	1,468,350	1,000	-	-	1,000

Issuance of Common Stock in connection with asset acquisitions of Ripka Brand and H Halston Brands	1,571,429	2,000	11,284,000	-	11,286,000

Issuance of Common Stock with a private stock offering, net of $486,000 of direct costs	1,086,667	1,000	9,293,000	-	9,294,000

Warrants issued in connection with asset acquisition	-	-	611,000	-	611,000

Compensation expense in connection with stock options, warrants and restricted stock	-	-	5,151,000	-	5,151,000

Tax benefit from vested stock grants and exercised options	-	-	508,000	-	508,000

Shares repurchased on vesting of restricted stock	(130,725)	-	(978,000)	-	(978,000)

Shares issued on exercise of stock options	10,666	-	6,000	-	6,000

Net loss for the year ended December 31, 2014	-	-	-	(1,032,000)	(1,032,000)

Balances, December 31, 2014	14,011,896	$14,000	$56,718,000	$3,492,000	$60,224,000

See Notes to Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2014	2013

Cash flows from operating activities
Net income (loss)	$(1,032,000)	$1,532,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations, net	1,076,000	156,000
Depreciation and amortization expense	935,000	873,000
Amortization of deferred finance costs	80,000	88,000
Stock-based compensation	5,151,000	4,810,000
Allowance for doubtful accounts	2,000	14,000
Amortization of note discount	575,000	715,000
Deferred income tax benefit	(1,031,000)	(1,189,000)
Tax windfall from vested stock grants and exercised options	(508,000)	-
Loss on extinguishment of debt	-	1,351,000
Gain on reduction of contingent obligations	(600,000)	(5,122,000)
Changes in operating assets and liabilities:
Accounts receivable	(103,000)	(127,000)
Inventory	(4,000)	-
Prepaid expenses and other assets	(42,000)	(10,000)
Accounts payable and accrued expenses	2,223,000	(170,000)
Deferred revenue	(235,000)	(211,000)
Other liabilities	119,000	(75,000)
Net cash provided by operating activities from continuing operations	6,606,000	2,635,000
Net cash used in operating activities from discontinued operations, net	(739,000)	(252,000)
Net cash provided by operating activities	5,867,000	2,383,000

Cash flows used in investing activities
Cash consideration for asset acquisition of the Ripka Brand and the H Halston Brands	(30,878,000)	-
Purchase of property and equipment	(246,000)	(218,000)
Increase in long-term security deposit	-	(87,000)
Net cash used in investing activities from continuing operations	(31,124,000)	(305,000)
Net cash used in investing activities from discontinued operations	(433,000)	(204,000)
Net cash used in investing activities	(31,557,000)	(509,000)

Cash flows provided by financing activities
Proceeds from term debt	19,000,000	13,000,000
Proceeds from issuance of Common Stock, net of direct costs	9,294,000	4,689,000
Proceeds from issuance on exercise of stock options	6,000	-
Shares repurchased on vesting of restricted stock	(978,000)	(622,000)
Tax benefit from vested stock grants and exercised options	508,000	-
Payment of contingent obligation	(315,000)	-
Payment of deferred finance costs	(505,000)	(217,000)
Payment of seller note	-	(1,500,000)
Prepayment fee on extinguishment of debt	-	(189,000)
Repayment of long-term debt	(250,000)	(13,500,000)
Repayment of lease obligation	-	(3,000)
Net cash provided by financing activities	26,760,000	1,658,000

Net increase in cash and cash equivalents	1,070,000	3,532,000

Cash and cash equivalents, beginning of year	7,461,000	3,929,000

Cash and cash equivalents, end of year	$8,531,000	$7,461,000

Supplemental disclosure of non-cash activities:
Issuance of notes payable as partial consideration in the acquisition of the Ripka Brand (net of debt discount - see Note 7)	$4,165,000	$-
Issuance of Common Stock in connection with the acquisition of the Ripka Brand	$2,286,000	$-
Installment obligations in connection with the acquisition of the Ripka Brand	$2,190,000	$-
Contingent obligations relating to the acquisition of the Ripka Brand	$3,784,000	$-
Issuance of Common Stock and Warrants in connection with the
acquisition of the H Halston Brands	$9,611,000	$-
Warrants issued in connection with licensing activities	$-	$2,000
Restructure of seller note	$-	$337,000

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$109,000	$119,000
Cash paid during the period for interest	$653,000	$1,117,000

See Notes to Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Operations, Background and Basis of Presentation

Xcel Brands, Inc. (“Xcel” and, together with its subsidiaries, the “Company”) was incorporated on August 31, 1989 in the State of Delaware under the name Houston Operating Company. On April 19, 2005, the Company changed its name to NetFabric Holdings, Inc., and on September 29, 2011, the Company changed its name to Xcel Brands, Inc. The Company is a brand management and development company engaged in the design, licensing, marketing and retail sales of branded apparel, footwear, accessories and home goods, and the acquisition of additional high profile consumer lifestyle brands, including the Isaac Mizrahi brand (the "Isaac Mizrahi Brand"), the Judith Ripka brand (the “Ripka Brand”), certain rights of the Liz Claiborne New York brand (“LCNY Brand”), as well as two recently acquired brands, H by Halston and H Halston.

The Company operates in a “working capital light” business model, wherein the Company licenses its brands to third parties, provides certain design services, and generates royalty and design and service fee revenues through licensing and other agreements with wholesale manufacturers, sourcing and design companies and retailers. This includes licensing its own brands for promotion and distribution through an omni-channel retail sales strategy, including distribution through direct-response television (i.e., QVC, Inc. (“QVC”) and The Shopping Channel), the internet and traditional brick-and-mortar retail channels. The Isaac Mizrahi Brand and LCNY Brand are licensed through the Company’s wholly-owned subsidiary, IM Brands, LLC (“IM Brands”) (the “Isaac Mizrahi Business”) and the Ripka Brand is licensed through the Company’s wholly-owned subsidiary, JR Licensing, LLC (“JR Licensing”).

From June 2013 through December 2014, the Company operated its retail business through its wholly-owned subsidiary, IMNY Retail Management, LLC (“Retail Management”). Retail Management launched an e-commerce platform under the Company’s Isaac Mizrahi Brand in May 2014. With the Ripka Brand acquisition, the Company also acquired the rights to the Ripka e-commerce site. The Company opened its first retail store in June 2013 in Southampton, New York (the “Southampton Store”) and opened its second retail store in Atlanta, GA (the “Georgia Store”) in March 2014. In December 2014, the Company decided to discontinue its retail stores. The Company will continue to operate e-commerce as a component of the Company’s licensing business. As of December 31, 2014, the Company’s retail operations will be treated as discontinued operations and prior periods presented have been reclassified to give effect to this change (see Note 12).

As a result of the Company's discontinued operations, certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Xcel and its wholly-owned subsidiaries as of and for the years ended December 31, 2014 (the “Current Year”) and December 31, 2013 (the “Prior Year”). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with the accounting rules under Regulation S-X, as promulgated by the Securities and Exchange Commission (the “SEC”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.

Discontinued Operations

The Company accounted for its decision to close down its retail operations as discontinued operations in accordance with the guidance provided in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, “Accounting for Impairment or Disposal of Long-Lived Assets,” and Accounting Standard Update (“ASU”) 2014-08, “Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which requires that only a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity’s operations and financial results should be reported in the financial statements as discontinued operations. In the period a discontinued operation is classified as held for sale, the results of operations for the periods presented are reclassified into separate line items in the statements of operations. Assets and liabilities are also reclassified into separate line items on the related balance sheets for the periods presented. The statements of cash flows for the periods presented are also reclassified to reflect the results of discontinued operations as separate line items.

Xcel Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are reported net of the allowance for doubtful accounts. Allowance for doubtful accounts is based on the Company’s ongoing discussions with its licensees and its evaluation of each licensee’s payment history and account aging. As of December 31, 2014 and 2013, the Company had $3,641,000 and $3,541,000 of accounts receivable, net of the allowance for doubtful accounts of $41,000 and $39,000, respectively. The accounts receivable balance includes $110,000 and $174,000 of earned revenue that has been accrued but not billed as of December 31, 2014 and 2013, respectively.

Property and Equipment

Furniture, equipment and software are stated at cost less accumulated depreciation and amortization, and are depreciated using the straight-line method over their estimated useful lives, generally three (3) to seven (7) years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the leases. Betterments and improvements are capitalized, while repairs and maintenance are expensed as incurred.

Trademarks, Goodwill and Other Intangible Assets

The Company follows FASB ASC Topic 350, “Intangibles - Goodwill and Other.” Under this standard, goodwill and indefinite lived assets are not amortized. The Company’s definite lived intangible assets are amortized over their estimated useful lives of four (4) to ten (10) years.

The Company will first perform a qualitative impairment analysis. Should the results of this assessment result in either an ambiguous or unfavorable conclusion the Company will perform additional quantitative testing consistent with the fair value approach mentioned above. On an annual basis and as needed, the Company tests goodwill and indefinite life trademarks for impairment through the use of discounted cash flow models. This requires the Company’s management to make certain assumptions and estimates regarding certain industry trends and future revenues of the Company. The Company completed its annual quantitative assessment analysis of its indefinite-lived trademarks and other intangibles and goodwill at December 31, 2014 and determined that no further analysis or impairment charges were required.

Deferred Finance Costs

The Company incurred costs (primarily professional fees lender underwriting fees) in connection with borrowings under the senior secured term loans. These costs have been deferred and are amortized as interest expense using the straight-line method over the term of the related debt, which does not differ materially from the effective interest method.

Contingent Obligations

Management analyzes and quantifies the expected contingent obligations (expected earn-out payments) over the applicable pay-out period. Management assesses no less frequently than each reporting period the status of contingent obligations and any expected changes in the fair market value of such contingent obligations. Any change in the expected obligation will result in expense or income recognized in the period in which it is determined that the fair value has changed. Contingent obligations have been reduced by $0.6 million and $5.1 million during the Current Year and Prior Year, respectively, and have been recorded as gains on the reduction of contingent obligations and included in operating income in the Company’s consolidated statements of operations (see Note 7).

In accordance with ASC Subtopic 805-50-30, “Business Combinations,” the Company is required to recognize the contingent obligation incurred in connection with the acquisition of the Ripka Brand asset purchase, equal to the positive difference between the fair value of the assets acquired and the consideration paid for the acquired assets.

Xcel Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Revenue Recognition

Licensing revenue is generated from licenses and is based on reported sales of licensed products bearing the Company’s trademarks, at royalty rates specified in the license agreements. These agreements are also subject to contractual minimum levels.

Design and service fees are recorded and recognized in accordance with the terms and conditions of each service contract, which require the Company to meet its obligations and provide the relevant services under each contract. Guaranteed minimum royalty payments are recognized on a straight-line basis over the term of each contract year as defined in each license agreement. Royalties exceeding the guaranteed minimum royalty payments are recognized as income during the period corresponding with the licensee’s sales. Advanced royalty payments are recorded as deferred revenue at the time payment is received and recognized as revenue as earned. Revenue is not recognized unless collectability is reasonably assured.

Advertising Costs

All costs associated with production for the Company’s advertising campaigns are expensed during the periods when the activities take place. All other advertising costs, such as print and online media, are expensed when the advertisement occurs. The Company incurred no advertising costs for the Current Year and Prior Year.

Operating Leases

Total rental payments under operating leases that include scheduled payment increases and rent holidays are amortized on a straight-line basis over the term of the lease.  Landlord allowances are amortized by the straight-line method over the term of the lease as a reduction of rent expense.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation - Stock Compensation,” by recognizing the fair value of stock-based compensation as an operating expense in the consolidated statements of operations. The fair value of stock option awards are estimated using the Black-Scholes option pricing model for option valuation and restricted stock awards are valued at the fair value of the Common Stock at the time of grant. The Black-Scholes option pricing model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. Compensation cost for restricted stock is measured using the fair value of the Company’s Common Stock at the date the Common Stock is granted. The fair value of stock-based awards is amortized over the service period of the awards. Stock-based compensation that relates to contract performance is amortized over the term of the corresponding contract. For stock-based awards that vest based on performance conditions (e.g., achievement of certain milestones), expense is recognized when it is probable that the condition will be met. In addition, the calculation of compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period.

Income Taxes

Current income taxes are based on the respective period’s taxable income for federal and state income tax reporting purposes. Deferred tax liabilities and assets are determined based on the difference between the financial statement and income tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company applies the FASB guidance on accounting for uncertainty in income taxes. The guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with other authoritative U.S. GAAP and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also addresses derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has no unrecognized tax benefits as of December 31, 2014 and 2013. Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2011 through 2014.

Xcel Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities, the carrying amounts approximate fair value due to the short-term maturities of these instruments.  The carrying value of the Company’s IM Term Loan (as defined in Note 7) approximates fair value because the fixed interest rate approximates current market rate and in the instances it does not, the impact on the time value is not material. When debt interest rates are below market rates, the Company considers the discounted value of the difference of actual interest rates and its internal borrowing against the scheduled debt payments. The carrying value of the Company’s JR Term Loan and H Term Loan (as defined in Note 7) approximates fair value because the variable interest rates approximate current market rates.

Fair Value

ASC 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), defines fair value, establishes a framework for measuring fair value under U.S. GAAP and provides for expanded disclosure about fair value measurements. ASC 820-10 applies to all other accounting pronouncements that require or permit fair value measurements. The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of the Company’s assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The Company has contingent obligations that are required to be measured at fair value on a recurring basis. The Company’s contingent obligations were measured using inputs from Level 3 of the fair value hierarchy, which states:

Level 3 - unobservable inputs that reflect management’s assumptions that market participants would use in pricing assets or liabilities based on the best information available. The Company’s earn-out obligation (see Note 7) is based upon certain projected net royalty revenues as defined in the terms and conditions of the acquisition of the Isaac Mizrahi Brand.

The following table reflects the change in fair value of the Company’s earn-out obligation for the years ended December 31, 2014 and 2013:

	December 31,
	2014	2013
Balance at beginning of year	$6,366,000	$11,466,000
Gain on reduction of contingent obligation	(600,000)	(5,100,000)
Balance at end of year	$5,766,000	$6,366,000

The Company has determined the estimated fair value amounts using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The Company has based these fair value estimates on pertinent information available as of the respective balance sheet dates and has determined that, as of such dates, the carrying value of all financial instruments approximates fair value.

In addition to the Company’s contingent obligations measured at fair value on a recurring basis under ASC 820-10, the Company also recognized a contingent obligation in connection with an asset purchase. ASC 805-50-30 requires when contingent obligations exist, recording a contingent obligation equal to the positive difference between the fair value of the assets acquired and the consideration paid for the acquired assets.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company limits its credit risk with respect to cash by maintaining cash balances with high quality financial institutions. At times, the Company’s cash and cash equivalents may exceed federally insured limits. Concentrations of credit risk with respect to accounts receivable are minimal due to the collection history and due to the nature of the Company’s royalty revenues. Generally, the Company does not require collateral or other security to support accounts receivables.

Xcel Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income from continuing operations, loss on discontinued operations and net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options and warrants using the treasury stock method. The difference between basic and diluted weighted-average common shares results from the assumption that all dilutive stock options, warrants and restricted stock outstanding were exercised into Common Stock if the effect is not anti-dilutive.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The core principle of ASU 2014-09 is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for fiscal years beginning after December 15, 2016 and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements and disclosures.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period” (“ASU 2014-12”). ASU 2014-12 affects entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-12 will have on the Company’s consolidated financial statements and disclosures.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company will adopt the methodologies prescribed by ASU 2014-15 by the date required, and does not anticipate that the adoption of ASU 2014-15 will have a material effect on its consolidated financial position or results of operations.

3. Acquisition of H Halston Trademarks

On December 22, 2014, the Company and its wholly-owned subsidiary, H Licensing, entered into an asset purchase agreement (the "H Asset Purchase Agreement") with The H Company IP, LLC (“HIP”), and its parent, House of Halston LLC (“HOH”), pursuant to which the Company acquired certain assets of HIP, including the “H by Halston” and “H Halston” trademarks (collectively, the “H Halston Brands”) and other intellectual property rights relating thereto. Benjamin Malka, a director of the Company, is a 24% equity holder of HOH, and Chief Executive Officer of HOH.

Xcel Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Pursuant to the H Asset Purchase Agreement, the Company delivered (i) $18,023,090 in cash; (ii) 1,000,000 shares of its Common Stock to HIP and (iii) warrants to purchase up to 750,000 shares of the Company’s Common Stock to HIP’s designee. The warrants are exercisable for a period of five years following the closing date at an exercise price of $12.00 per share (see Note 8).

Pursuant to voting agreements entered into on December 22, 2014 (the “Voting Agreement”), each of HIP and HIP’s Designee appointed Robert W. D’Loren, the Company’s Chief Executive Officer, President and Chairman of the Board, as its irrevocable proxy and attorney-in-fact with respect to the shares of the Company’s Common Stock and warrants received by it in connection with the transaction, respectively. As proxy holder, Mr. D’Loren, is required to vote in favor of matters recommended or approved by the board of directors.

Pursuant to a lock-up agreement entered into on December 22, 2014, HIP agreed that during the twelve (12) months from the closing date, in the case of HIP’s stock consideration, or during the twelve (12) months from the date any shares are issued to HIP pursuant to the Trademark License Agreement (defined below) (collectively, the “Lock-up Shares”), HIP may not, subject to certain exceptions, offer, sell, pledge, hypothecate, grant an option for sale or otherwise dispose of, or transfer or grant any rights with respect to, any of the Lock-Up Shares. HIP’s designee entered into a similar lock-up agreement with respect to the warrants. The Company has agreed to file a registration statement covering the Lock-Up Shares and the warrants and use commercially reasonable efforts to cause the registration statement to become effective within sixty (60) days after the expiration of the initial twelve (12) month lock-up period and remain effective for specified time periods.

Concurrent with the acquisition of the H Halston Brands, the Company entered into (i) a license agreement with QVC that provides for a royalty to be paid to the Company by QVC based on net sales of products under the H Halston Brands (the “QVC Halston Agreement”), and (ii) a license with HIP (the “Trademark License Agreement”) that will sub-license, manufacture, distribute, promote, advertise and sell products bearing the H Halston trademark and any related services thereto in all channels of distribution, excluding direct-response television and its related e-commerce and digital distribution, and excluding certain mass retailers. The license with HIP provides for minimum royalties payable to the Company. The initial term of the Trademark License Agreement expires on December 31, 2019, unless sooner terminated or renewed. After the initial term, HIP shall be entitled to renew the Trademark License Agreement on three occasions, each for five (5) year terms, as long as HIP is in compliance with all terms and conditions of the agreement. HIP may terminate the agreement prior to the expiration of the initial term without penalties, fees or payment of future royalties upon 90 day notice prior to the second anniversary of the closing. HIP shall pay royalties to H Licensing during the term, with a minimum guaranteed royalty of $600,000 per year during the initial term for 2016 through 2024 and $1,200,000 for any year thereafter. In the event HIP exercises the early termination right, H Licensing shall pay HIP a participation fee for each of the three following years in an amount not to exceed $4,000,000 ($5,000,000 if H Licensing distributes, or otherwise enters into any agreements for the distribution of, products being the H Halston trademark in China). The participation fee, if any, may be paid in cash or shares of our common stock based on the greater of $8.00 and the value weighted average price of the common stock for the five business days preceding payment.

As more fully described in Note 7, concurrent with the acquisition of the H Halston Brands, H Licensing entered into a $10 million, five year term loan with the Company’s senior lender, Bank of Hapoalim (“BHI”), and amended the existing IM Term Loan (as defined in Note 7) and JR Term Loan (as defined in Note 7).

The H Halston Brands acquisition was accounted for as an asset purchase. The aggregate purchase price has been allocated to the following assets based on the fair market value of the assets on the date of acquisition:

Allocated to:
Trademarks	$27,562,000
Non-compete agreement	562,000
Total acquisition price	$28,124,000

Trademarks have been determined by management to have an indefinite useful life and accordingly, no amortization is recorded in the Company’s consolidated statements of operations. The non-compete agreement is amortized on a straight-line basis over its expected useful life of seven years.

The following represents the aggregate purchase price of $28.1 million, including legal and other fees of $0.49 million:

Xcel Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Cash paid	$18,023,000
Fair value of Common Stock issued (1,000,000 shares)	9,000,000
Fair value of warrants to purchase 750,000 shares of Common Stock (see Note 8)	611,000
Direct transaction expenses	490,000
Total consideration	$28,124,000

4. Acquisition of Judith Ripka Trademarks

On April 3, 2014, JR Licensing entered into an asset purchase agreement dated April 1, 2014 (the “ JR Purchase Agreement”) with Judith Ripka Berk (“Ms. Ripka”), an individual, and certain companies owned by Ms. Ripka including Judith Ripka Creations (collectively “Ripka”), pursuant to which JR Licensing purchased from Ripka, the Ripka Brand, including the Judith Ripka and Judith Ripka Sterling trademarks and other intellectual property rights. On April 3, 2014, the closing date of the acquisition, the Company paid Ripka $12.0 million in cash, issued promissory notes in the aggregate principal amount of $6.0 million (the “Ripka Seller Notes”) (see Note 7) and issued 571,429 shares of the Company’s Common Stock. The Company is also obligated to pay to Ripka $1.0 million (the “First Installment”) and $1.2 million (the “Second Installment”) in cash or shares of the Company’s Common Stock on October 1, 2014 and April 1, 2015, respectively, subject to approval by BHI. The First Installment payment was amended to $0.9 million and the date was extended to and paid on February 23, 2015. The extension did not result in any penalty or cost to the Company. The Second Installment was amended to $1.3 million. In addition, the Company agreed to pay Ripka additional contingent consideration of up to $5 million in the aggregate, payable in cash or shares of the Company’s Common Stock (see Note 7).

Concurrent with the acquisition of the Ripka Brand, the Company entered into (i) a license agreement with QVC that provides for a royalty to be paid to the Company by QVC based on net sales of products under the Ripka Brand (the “QVC Ripka Agreement”), and (ii) a license with an affiliate of Ripka that will design, source, market, and promote products under the Ripka Brand to wholesale accounts through an e-commerce site, which the Company will operate, and through Ripka owned retail stores (the “Wholesale Business”). The license with the Ripka affiliate provides for a royalty payable to the Company based on its wholesale sale of products under the Ripka Brand. The Company issued to QVC a warrant (the “QVC Warrant”) to purchase a number of shares of the Company’s Common Stock equal to (i) 4.75% of the number of shares of the Company’s Common Stock issued and outstanding on the date the QVC Warrant becomes exercisable less (ii) 571,429 shares of the Company’s Common Stock (subject to adjustment in the event of a stock split, combination, or stock dividend). The QVC Warrant is exercisable at a price of $.001 per share and becomes exercisable only upon Ms. Ripka becoming obligated to make a specified payment to QVC under the QVC Ripka Agreement and remains exercisable until such obligation is satisfied in full. Management has determined that the probability of the warrants becoming exercisable is highly unlikely and, therefore, no value was assigned to them as of December 31, 2014.

Concurrent with the acquisition of the Ripka Brand, JR Licensing entered into a $9 million, five year term loan with BHI and amended the then existing IM Term Loan, as more fully described in Note 7.

On April 1, 2014, the Company entered into a three-year employment agreement with Ms. Ripka pursuant to which she serves as the Chief Design Officer of the Ripka Brand and performs duties and obligations under agreements with the Company’s licensees or any other third party. Thereafter, the agreement will renew automatically for one-year periods, unless either party gives written notice of intent to terminate at least 30 days prior to such termination. Ms. Ripka’s base salary is $750,000 per annum and she is entitled to other benefits, including (a) non-accountable expenses of $114,000 per year, (b) $1,000 per month for rent for her Florida office, (c) the employment of a personal assistant, and (d) first class travel expenses.

Ms. Ripka is also eligible to receive an annual cash bonus for each calendar year during the term of her employment (or any partial fiscal year during the term) equal to 10% of the direct-response television royalty income for the Ripka Brand products during such calendar year in excess of $6 million.

The Ripka Brand acquisition was accounted for as an asset purchase. The aggregate purchase price was allocated to the following assets based on the fair market value of the assets on the date of acquisition:

Allocated to:
Trademarks	$24,600,000
Copyrights and other intellectual property	190,000
Total acquisition price	$24,790,000

Xcel Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Trademarks have been determined by management to have an indefinite useful life and accordingly, no amortization is recorded in the Company’s consolidated statements of operations. Copyrights and other intellectual property are amortized on a straight-line basis over their expected useful lives of ten years.

The following represents the aggregate purchase price of $24.8 million, including legal and other fees of $0.39 million:

Cash paid	$11,975,000
Installment payment due February 23, 2015	1,000,000
Installment payment due April 1, 2015	1,190,000
Ripka Seller Notes (at fair value, see Note 7)	4,165,000
Fair value of Common Stock issued (571,429 shares)	2,286,000
Ripka Earn-Out obligation (at fair value, see Note 7)	3,784,000
Direct transaction expenses	390,000
Total consideration	$24,790,000

5. Trademarks, Goodwill and Other Intangibles

Trademarks, and other intangibles, net consist of the following:

	December 31,
	2014	2013
Trademarks	$96,662,000	$44,500,000
Licensing agreements	2,000,000	2,000,000
Non-compete agreement	562,000	-
Copyrights and other intellectual property	190,000	-
Accumulated amortization, licensing and non-compete agreements	(1,735,000)	(1,192,000)
Net carrying amount	$97,679,000	$45,308,000

The following table presents amortization expense over the remaining useful lives of the definite lived intangible assets:

Year Ending December 31,	Amortization Expense
2015	$378,000
2016	99,000
2017	99,000
2018	99,000
2019	99,000
Thereafter	243,000
Total	$1,017,000

Amortization expense for intangible assets for the years ended December 31, 2014 and 2013 was $543,000 and $527,000, respectively. The trademarks of the Isaac Mizrahi Brand, the Ripka Brand and the H Halston Brands have been determined to have indefinite useful lives and, accordingly, consistent with ASC Topic 350, no amortization has been recorded in the Company's consolidated statements of operations.

The Company has $12.4 million of goodwill that represents the excess of the purchase price over the fair value of net assets acquired accounted for under the acquisition method of accounting relating to the acquisition of the Isaac Mizrahi Business. There was no change in goodwill during the Current Year or Prior Year.

Xcel Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

6.  Significant Contracts

QVC Agreement

Under the Company’s agreements with QVC, QVC is required to pay the Company fees based primarily on a percentage of its net sales of Isaac Mizrahi, Ripka and H Halston branded merchandise. QVC royalty revenue represents a significant portion of the Company’s total revenues. Royalties from QVC totaled $14.98 million and $8.13 million for the Current Year and Prior Year, respectively, representing 72% and 62% of the Company’s total revenues, respectively. As of December 31, 2014 and 2013, the Company had receivables from QVC of $2.36 million and $2.06 million, representing 65% and 58% of the Company’s receivables, respectively. The December 31, 2013 QVC receivables include $152,000 of earned revenue that had been accrued but not billed as of December 31, 2013.

LCNY Agreement

In connection with the Company’s agreement with Kate Spade and Company (formerly Fifth & Pacific Companies, Inc. and formerly Liz Claiborne, Inc.) (“KSC”) (the “LCNY Agreement”), KSC is required to pay the Company royalties based primarily on a percentage of royalties KSC receives from QVC under a separate license agreement between KSC and QVC. Revenues from the LCNY Agreement totaled $1.45 million and $1.56 million for the Current Year and Prior Year, respectively, representing 7% and 12% of the Company’s total revenues, respectively. As of December 31, 2014 and 2013, the Company had a receivable from KSC in the amount of $0.19 million and $0.61 million, respectively, representing 5% and 18% of the Company’s receivables, respectively.

7.  Debt

The Company’s net carrying amount of debt is comprised of the following:

	December 31,
	2014	2013
IM Term Loan	$12,750,000	$13,000,000
JR Term Loan	9,000,000	-
H Term Loan	10,000,000	-
IM Seller Note	5,366,000	5,045,000
Ripka Seller Notes	4,398,000	-
Contingent obligation - IM Seller (*)	5,766,000	6,681,000
Contingent obligation - JR Seller	3,784,000	-
Total	51,064,000	24,726,000
Current portion (*)	11,416,000	565,000
Total long-term debt	$39,648,000	$24,161,000

(*) $5.766 million of the current portion of long-term debt is the contingent obligation - IM Seller, that is payable in common stock or cash, at the Company’s option.

IM Term Loan

On August 1, 2013, IM Brands entered into a $13.0 million five year term loan with BHI (the “IM Term Loan”). On April 3, 2014, in connection with entering into the JR Term Loan (as defined below) and the Ripka Brand acquisition, the Company amended the IM Term Loan. The IM Term Loan was further amended on December 22, 2014, in connection with entering into the H Term Loan (as defined below) and the H Halston Brands acquisition, and further amended on February 19, 2015 (see Note 14). The IM Term Loan is secured by all of the assets of IM Brands and the Company’s membership interest in IM Brands and bears interest at an annual fixed rate of 4.44%, payable quarterly in arrears each calendar quarter. The obligations under the IM Term Loan are also guaranteed by the Company. Scheduled principal payments are as follows:

Year Ending December 31,	Amount of Principal Payment

2015	$1,375,000
2016	2,625,000
2017	3,125,000
2018	5,625,000
Total	$12,750,000

Xcel Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In addition, prior to making distributions, IM Brands is required to prepay the outstanding amount of the IM Term Loan from excess cash flow for each fiscal year commencing with the year ending December 31, 2015 in arrears in an amount equal to twenty percent (20%) of the excess cash flow for such period. Excess cash flow means, for any fiscal period, cash provided by operating activities for such period less (a) capital expenditures not made through the incurrence of indebtedness less (b) all interest and principal (including indebtedness owed for the IM Term Loan) paid or payable during such period less (c) all income tax payments made during such period.

Financial Covenants

The Company is required to maintain minimum fixed charge ratio and liquidity covenants and other non-monetary covenants, including reporting requirements and trademark preservation in accordance with the terms and conditions of the IM Term Loan, as amended (see Note 14). In addition:

•	EBITDA (as defined in the agreement) of the Company and its subsidiaries on a consolidated basis shall not be less than $5,500,000 for the fiscal year ended December 31, 2014, not less than $7,500,000 for the fiscal year ending December 31, 2015, not less than $15,500,000 for the fiscal year ending December 31, 2016 and not less than $17,000,000 for fiscal year ending December 31, 2017 and each fiscal year end thereafter;

•	EBITDA of IM Brands (as defined in the agreement) shall not be less than $6,000,000 for the fiscal year ended December 31, 2014, not less than $9,000,000 for the fiscal year ending December 31, 2015, not less than $11,000,000 for the fiscal year ending December 31, 2016 and not less than $12,500,000 for the fiscal year ending December 31, 2017 and each fiscal year end thereafter.

•	Capital expenditures of the Company on a consolidated basis in any fiscal year shall not exceed $1,300,000, of which not more than $500,000 shall be capital expenditures for the retail division for the fiscal year ending December 31, 2015, and $500,000 for the fiscal year ending December 31, 2016 and each fiscal year end thereafter;

•	The fixed charge ratio of the Company on a consolidated basis shall not be less than 1.20 to 1.00 at the end of each fiscal quarter for the twelve fiscal month period ending on such fiscal quarter;

•	Net worth of the Company on a consolidated basis shall not be less than $40 million at any time;

•	Liquid assets of the Company on a consolidated basis shall not be less than $4,500,000 at any time; and

•	If, for any fiscal year commencing with the fiscal year ending December 31, 2015, there shall be excess cash flow for such fiscal year, the Company shall pay to BHI an amount equal to the applicable recapture percentage of such excess cash flow, to be applied by BHI to the principal amount of the H Term Loan in the reverse order of maturity.

As of December 31, 2014, the Company was in full compliance with all of the covenants under the IM Term Loan.

For the Current Year and Prior Year, the Company incurred interest expense of $576,000 and $241,000, respectively.

JR Term Loan

On April 3, 2014, the Company entered into a $9 million five year term loan with BHI (the “JR Term Loan”). The JR Term Loan is secured by all of the assets of JR Licensing and a guarantee from Xcel secured by a pledge of Xcel’s membership interest in JR Licensing and by a guarantee from IM Brands, secured by a pledge of all of IM Brands’ assets. The JR Term Loan was amended on December 22, 2014, in connection with entering into the H Term Loan (as defined below) and the H Halston Brands acquisition, and further amended on February 19, 2015 (see Note 14). The JR Term Loan bears interest at an annual variable rate of either LIBOR plus 3.5% or Prime plus 0.50%, at JR Licensing’s option, payable, if the JR Term Loan is bearing interest based on LIBOR, on the last business day of the applicable interest period and, if the JR Term Loan is bearing interest based on Prime, quarterly in arrears on the first day of each calendar quarter. Scheduled principal payments, which begin April 1, 2015, are as follows:

Xcel Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Year Ending December 31,	Amount of Principal Payment

2015	$1,125,000
2016	2,250,000
2017	2,875,000
2018	2,250,000
2019	500,000
Total	$9,000,000

In addition, JR Licensing shall prepay the outstanding amount of the JR Term Loan from excess cash flow (the “JR Cash Flow Recapture”) for each fiscal year commencing with the year ending December 31, 2015 in arrears in an amount equal to fifty percent (50%) of such JR Cash Flow Recapture. JR Cash Flow Recapture shall mean for any fiscal period, cash provided by operating activities for such period less (a) capital expenditures not made through the incurrence of indebtedness less (b) all interest and principal (including indebtedness owed for the JR Term Loan) paid or payable during such period less (c) the portion of the holdback amount paid or payable pursuant to the JR Purchase Agreement during such period less (d) payments made during such period by JR Licensing to Xcel equal to the estimated tax liability of Xcel resulting from any taxable income (net of losses, including for prior years to the extent permitted to be deducted) of JR Licensing. JR Licensing also executed a guaranty of the IM Term Loan, secured by a pledge of all of JR Licensing’s assets.

Financial Covenants

The Company is required to maintain minimum fixed charge ratio and liquidity covenants and other non-monetary covenants, including reporting requirements and trademark preservation in accordance with the terms and conditions of the JR Term Loan, as amended (see Note 14, Subsequent Events). In addition:

•	EBITDA (as defined in the agreement) of the Company on a consolidated basis shall not be less than $5,500,000 for the fiscal year ended December 31, 2014, not less than $7,500,000 for the fiscal year ending December 31, 2015, not less than $15,500,000 for the fiscal year ending December 31, 2016 and not less than $17,000,000 for fiscal year ending December 31, 2017 and each fiscal year end thereafter;

•	EBITDA of JR Licensing (as defined in the agreement) shall not be less than $3,000,000 for the fiscal year ended December 31, 2014, not less than $4,000,000 for the fiscal year ending December 31, 2015 and not less than $5,000,000 for the fiscal year ending December 31, 2016 and each fiscal year end thereafter.

•	Capital expenditures of the Company on a consolidated basis in any fiscal year shall not exceed $1,300,000 of which not more than $500,000 shall be capital expenditures for the retail division for the fiscal year ending December 31, 2015, and $500,000 for the fiscal year ending December 31, 2016 and each fiscal year end thereafter;

•	The fixed charge ratio of the Company on a consolidated basis shall not be less than 1.20 to 1.00 at the end of each fiscal quarter for the twelve fiscal month period ending on such fiscal quarter;

•	Net worth of the Company on a consolidated basis shall not be less than $40 million at any time;

•	Liquid assets of the Company on a consolidated basis shall not be less than $4,500,000 at any time; and

•	If, for any fiscal year commencing with the fiscal year ending on December 31, 2015, there shall be excess cash flow for such fiscal year, Xcel shall pay to BHI an amount equal to the applicable recapture percentage of such excess cash flow, to be applied by BHI to the principal amount of the H Loan in the reverse order of maturity.

As of December 31, 2014, the Company was in full compliance with all of the covenants under the JR Term Loan.

For the Current Year, the Company incurred interest expense of $249,000.

H Term Loan

On December 22, 2014, H Licensing entered into a $10 million, five year term loan with BHI (“H Term Loan”). The H Term Loan is secured by (i) all of the assets of H Licensing, (ii) a guarantee by Xcel, secured by a pledge of Xcel’s membership interest in H Licensing, (iii) a guarantee from IM Brands, secured by a pledge of all of the assets of IM Brands, and (iv) a guarantee from JR Licensing, secured by a pledge of all of the assets of JR Licensing.

Xcel Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The H Term Loan bears interest at an annual rate, as elected by H Licensing, of LIBOR plus 3.50% or Prime rate plus .50%. Interest on the H Term Loan accruing at a rate based on LIBOR is payable on the last business day of the applicable interest period and interest on the H Term Loan accruing at a rate based on the Prime rate is payable quarterly in arrears on the first day of each calendar quarter. Scheduled principal payments of the H Loan are as follows:

Year Ending December 31,	Amount of Principal Payment
2015	$-
2016	1,500,000
2017	2,500,000
2018	3,000,000
2019	3,000,000
Total	$10,000,000

For any fiscal year commencing with the fiscal year ending December 31, 2015, H Licensing is required to prepay the outstanding amount of the H Term Loan from excess cash flow for the prior fiscal year in an amount equal to twenty percent (20%) of such excess cash flow. Excess cash flow is defined as, for any fiscal period, cash provided by operating activities for such period less (a) capital expenditures not made through the incurrence of indebtedness less (b) all cash interest and principal (including the H Term Loan) paid or payable during such period less (c) all taxes paid or payable during such period less (d) payments made during such period by H Licensing to Xcel equal to the estimated tax liability of Xcel resulting from any taxable income (net of losses, including for prior years to the extent permitted to be deducted) of H Licensing. H Licensing also executed a guarantee of Xcel’s outstanding term loans with BHI.

The H Term Loan contains customary covenants, including reporting requirements, trademark preservation and the following financial covenants:

•	EBITDA (as defined in the agreement) of the Company and its subsidiaries on a consolidated basis shall not be less than $5,500,000 for the fiscal year ended December 31, 2014, not less than $7,500,000 for the fiscal year ending December 31, 2015, not less than $15,500,000 for the fiscal year ending December 31, 2016 and not less than $17,000,000 for fiscal year ending December 31, 2017 and each fiscal year end thereafter;

•	H Licensing's loss, if any (prior to the Company's allocable expenses) for the fiscal year ending December 31, 2015 cannot exceed $500,000 and EBITDA of H Licensing (as defined in the agreement) shall not be less than $4,500,000 for the fiscal year ended December 31, 2016 and not less than $5,000,000 for the fiscal year ending December 31, 2017 each fiscal year end thereafter.

•	Capital expenditures of the Company on a consolidated basis in any fiscal year shall not exceed $1,300,000, of which not more than $500,000 shall be capital expenditures for the retail division for the fiscal year ending on December 31, 2015, and $500,000 for the fiscal year ending December 31, 2016 and each fiscal year end thereafter;

•	The fixed charge ratio of the Company on a consolidated basis shall not be less than 1.20 to 1.00 at the end of each fiscal quarter for the twelve fiscal month period ending on such fiscal quarter;

•	Net worth of the Company on a consolidated basis shall not be less than $40 million at any time;

•	Liquid assets of the Company and its subsidiaries on a consolidated basis shall not be less than $4,500,000 at any time;

•	If, for any fiscal year commencing with the fiscal year ending December 31, 2015, there shall be excess cash flow for such fiscal year, the Company shall pay to BHI an amount equal to the applicable recapture percentage of such excess cash flow, to be applied by BHI to the principal amount of the H Term Loan in the reverse order of maturity; and

•	H Licensing shall have license royalty income of at least $6,000,000 each fiscal year commending for the fiscal year ended December 31, 2016.

As of December 31, 2014, the Company was in full compliance with all of the covenants under the H Term Loan.

For the Current Year, the Company incurred interest expense of $9,000.

Xcel Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

IM Seller Note

On September 29, 2011, as part of the consideration for the purchase of the Isaac Mizrahi Business, the Company issued to IM Ready-Made, LLC (“IM Ready”) a promissory note (the “IM Seller Note”) in the principal amount of $7,377,000. The stated interest rate of the IM Seller Note is 0.25% per annum. Management determined that this rate was below the Company’s expected borrowing rate, which was then estimated at 9.25% per annum. Therefore, the Company discounted the IM Seller Note by $1,740,000 using a 9.0% imputed annual interest rate, resulting in an initial value of $5,637,000. In addition, on September 29, 2011, the Company prepaid $123,000 of interest on the IM Seller Note. The imputed interest amount is being amortized over the term of the IM Seller Note and recorded as other interest and finance expense on the Company’s consolidated statements of operations.

On December 24, 2013, the IM Seller Note was amended to (1) revise the maturity date to September 30, 2016 (“Amended Maturity Date”), (2) revise the date to which the maturity date may be extended to September 30, 2018, (3) provide the Company with a prepayment right with its Common Stock, subject to remitting in cash the required cash payments set forth below and a minimum Common Stock price of $4.50 per share, and (4) require interim scheduled payments. Scheduled principal payments (including amortization of imputed interest) are as follows:

Payment Date	Payment Amount	Amounts Payable in Cash	Amount Payable in Cash with Restrictions (i)	Amount Payable in Stock (ii)
January 31, 2015 (iii)	$750,000	$750,000	$-	$-
January 31, 2016	$750,000	$-	$750,000	$-
September 30, 2016	$4,377,432	$-	$-	$4,377,432

(i)	Amounts payable in cash with restrictions are subject to BHI approving the cash payment. If BHI does not approve the cash payment, the amount shall be payable in shares of Common Stock subject to the provisions described above.

(ii)	This includes the last payment on the Amended Maturity Date and may include amounts payable in cash with restrictions whereby BHI provides approval and the amount would be paid with the Company’s Common Stock. Amounts payable with the Company’s Common Stock shall be subject to the provisions described above.

(iii)	Paid prior to January 31, 2015.

The stated interest rate of the IM Seller Note remains at 0.25% per annum. Management determined that the Company’s expected borrowing rate as of the date of the amendment was 6.44% per annum. Based on the revised payment schedule and the change in the Company’s expected borrowing rate, the Company increased the IM Seller Note discount by $337,000, and accordingly reduced the carrying value of the IM Seller Note. Management determined that the amendment to the IM Seller Note was in conjunction with an amendment to the contingent obligation to IM Ready Earn-out Obligation (as defined below) and the reduction to the carrying value of the IM Seller Note was recorded as part of the gain on reduction of contingent obligations in the Company’s December 31, 2013 consolidated statement of operations.

For the Current Year and Prior Year, the Company incurred interest expense of $342,000 and $617,000, respectively, which includes amortization of the discount on the IM Seller Note of $321,000 and $576,000, respectively. The IM Seller Note balance, net of discount, at December 31, 2014 and 2013 was $5,366,000 and $5,045,000, respectively.

Ripka Seller Notes

On April 3, 2014, as part of the consideration for the purchase of the Ripka Brand, JR Licensing issued to Ripka the Ripka Seller Notes. The Ripka Seller Notes have a term of five years from the date of issuance, are payable in cash or shares of the Company’s Common Stock valued at the time of payment, at the Company’s option, and with a floor price of $7.00 per share if paid in stock, with Ripka having certain rights to extend the maturity of the Ripka Seller Notes in the event the Company’s stock is trading at a price of less than $7.00 per share. As further discussed in Note 14, on February 20, 2015, a portion of the Ripka Seller Notes were amended and satisfied.

Xcel Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Management determined that its expected borrowing rate is estimated to be 7.33% per annum and has, therefore, discounted the Ripka Seller Notes by $1,835,000 using a 7.33% imputed annual interest rate, resulting in an initial value of $4,165,000. The imputed interest amount is being amortized over the term of the Ripka Seller Notes and recorded as other interest and finance expense on the Company’s consolidated statements of operations.

For the Current Year, the Company incurred interest expense of $233,000, which consists solely of amortization of the discount on the Ripka Seller Notes. The Ripka Seller Notes balance, net of discount, at December 31, 2014 was $4,398,000.

Contingent Obligations

IM Earn-Out Obligation

IM Ready may earn additional shares of Common Stock with a value of up to $7.5 million (the “IM Earn-Out Value”) for the 12-month period ending September 30, 2015, with the number of shares to be issued based upon the greater of (i) $4.50 per share and (ii) the average stock price for the last twenty business days in such period, and with such earn-out payment contingent upon the Isaac Mizrahi Business achieving the net royalty income target set forth below (the “IM Earn-Out Obligation”). On December 24, 2013, the Company and IM Ready amended the terms of the IM Earn-Out Obligation and eliminated the additional consideration for the fiscal year ended December 31, 2014 and the Company made a one-time cash payment of $315,000 to IM Ready in March 2014. The IM Earn-Out Obligation is recorded as $3.0 million and $3.6 million of long-term debt at December 31, 2014 and 2013, respectively, with $3.0 million and $0.3 million as a current liability at December 31, 2014 and 2013, respectively, on the consolidated balance sheets. The IM Earn-Out Value is payable solely in stock.

The additional $0.6 million reduction was recorded as a gain on reduction of contingent obligations in the Company’s consolidated statement of operations in the Current Year. The reduction in the IM Earn-Out Obligation was based primarily on a revision of projected future net royalty income related to the Isaac Mizrahi Brand within the earn-out period. The recorded IM Earn-Out Obligation was reduced as a result of the timing of projected future net royalty income of the Isaac Mizrahi Business, which diminished the probability of achieving the remaining royalty target. This adjustment resulted from the Company having better visibility in its 2015 royalties given current Isaac Mizrahi Brand product sales information.

Any future change in the IM Earn-Out Obligation will result in an expense or income in the period in which it is determined the fair market value of the carrying value has changed. The royalty targets and percentage of the potential earn-out value are as follows:

Royalty Target Period	Royalty Target	Earn-Out Value

Royalty Target Period (October 1, 2014 to September 30, 2015)	$24,000,000	$7,500,000

IM Ready will receive a percentage of the “IM Earn-Out Value based upon the percentage of the actual net royalty income of the Isaac Mizrahi Business to the royalty target as set forth below:

Applicable Percentage	% of Earn-Out Value Earned
Less than 76%	0%
76% up to 80%	40%
80% up to 90%	70%
90% up to 95%	80%
95% up to 100%	90%
100% or greater	100%

The IM Earn-Out Value is payable solely in stock. In accordance with ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC Topic 480”), the IM Earn-Out Obligation is treated as a liability in the accompanying consolidated balance sheets because of the variable number of shares payable under the agreement.

Xcel Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

QVC Earn-Out

The Company is obligated to pay IM Ready $2.76 million, payable in cash or Common Stock, at the Company’s option, contingent upon IM Brands receiving aggregate net royalty income of at least $2.5 million from QVC in the twelve-month period ending September 30, 2015 with the number of shares of such stock based upon the greater of (x) $4.50 per share, and (y) the average stock price for the last twenty business days prior to the time of such issuance (the “QVC Earn-Out”). Management has determined that it is probable that the $2.5 million in net royalty income from QVC will be met. In accordance with ASC Topic 480, the QVC Earn-Out obligation is treated as a liability in the accompanying consolidated balance sheets because of the variable number of shares payable under the agreement. Management will assess no less frequently than each reporting period the status of this contingent obligation. Any change in the expected obligation will result in an expense or income in the period in which it is determined fair market value has changed. The QVC Earn-Out is recorded as a current liability at December 31, 2014 in the accompanying consolidated balance sheet.

Ripka Earn-Out

In connection with the purchase of the Ripka Brand, the Company agreed to pay Ripka additional consideration of up to $5 million in aggregate (the “Ripka Earn-Out”), payable in cash or shares of the Company’s Common Stock based on the fair market value of the Company’s Common Stock at the time of payment, and with a floor of $7.00 per share, based on the Ripka Brand achieving in excess of $1 million of net royalty income during each of the 12-month periods ending on October 1, 2016, 2017 and 2018, less the sum of all earn-out payments for any prior earn-out period. Net royalty income shall not include any revenues generated by direct-response television sales or any revenue accelerated as a result of termination. The Ripka Earn-Out of $3.8 million is recorded as long-term debt at December 31, 2014 on the consolidated balance sheets based on the difference between the fair value of the assets of the Ripka Brand acquired and the total consideration paid. In accordance with ASC Topic 480, the Ripka Earn-Out obligation is treated as a liability in the accompanying consolidated balance sheet because of the variable number of shares payable under the agreement.

As of December 31, 2014 and 2013, total contingent obligations were $9.6 million and $6.7 million, respectively.

8.  Stockholders’ Equity

Effective November 6, 2014, the Company amended its Certificate of Incorporation to increase the total number of authorized shares of capital stock which the Company shall have authority to issue from 26,000,000 shares, consisting of 25,000,000 shares of common stock and 1,000,000 shares of preferred stock, to 36,000,000 shares, consisting of 35,000,000 shares of common stock and 1,000,000 shares of preferred stock.

2013 Private Offering of Equity Securities

On June 5, 2013, in a private offering to accredited investors, who are affiliates of an existing shareholder and a director of the Company, the Company issued and sold an aggregate of 1,428,573 shares of its Common Stock and warrants to purchase an aggregate of 312,500 shares of the Company’s Common Stock for aggregate gross proceeds of $5,000,000 (the “Offering”). The warrants are exercisable at a price of $5.00 per share, at any time on or prior to June 5, 2018.

The Company concluded that there was a discounted component to the Offering, as compared to the then market value of its Common Stock, primarily due to the limited liquidity in the Company’s Common Stock. Based on the management’s analysis, the Company concluded that such discount was 10% and therefore grossed up the offering price based on the discount, resulting in a fair value of $3.86 per common share.

The fair value for the warrants was estimated to be $.12 for each warrant to purchase one share of Common Stock using the Black-Scholes option pricing model with the following assumptions:

Expected Volatility	22.5%
Expected Dividend Yield	0%
Expected Life Term	2.5
Risk-Free Interest Rate	0.39%

The proceeds of the Offering were accounted for as the par value of the Common Stock ($.001 per share) issued and the balance ($3.499 per share) as additional paid in-capital, inclusive of the value of the warrants.

Xcel Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2014 Private Offering of Equity Securities

On December 22, 2014, in a private offering to accredited investors, the Company issued and sold an aggregate of 1,086,667 shares of its Common Stock at a purchase price of $9.00 per share, for aggregate gross proceeds of $9,780,000 (the “2014 Private Offering”). The Company paid Young America Capital LLC (“Young America”) a placement fee of $474,600 in connection with the 2014 Private Offering (see Note 13, Related Party Transactions). Net proceeds, after the payment of placement fees and legal and other expenses of $486,000, amounted to $9,294,000.

2011 Equity Incentive Plan

The Company’s 2011 Equity Incentive Plan, as amended and restated (the “Plan”), is designed and utilized to enable the Company to provide its employees, officers, directors, consultants and others whose past, present and/or potential contributions to the Company have been, are or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company. A total of 5,000,000 shares of Common Stock are eligible for issuance under the Plan. The Plan provides for the grant of any or all of the following types of awards: stock options, restricted stock, deferred stock, stock appreciation rights and other stock-based awards. The Plan is administered by the Board, or, at the Board’s discretion, a committee of the Board.

Effective November 6, 2014, the Plan was amended to (a) increase the number of shares of Common Stock reserved and available for distribution under the Plan from 5,000,000 to 8,000,000, (b) increase the maximum number of shares with respect to Incentive Stock Options (as defined in the Plan) which may be granted under the Plan from 2,000,000 to 5,000,000, (c) increase the maximum number of shares of Common Stock with respect to which options or restricted stock may be granted to any participant from 2,000,000 to 5,000,000 and (d) provide for the award of cash bonuses to participants.

The fair value of options and warrants is estimated on the date of grant using the Black-Scholes option pricing model. The valuation determined by the Black-Scholes option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The risk free rate is based on the U.S. Treasury rate for the expected life at the time of grant, volatility is based on the average long-term implied volatilities of peer companies, the expected life is based on the estimated average of the life of options and warrants using the simplified method, and forfeitures are estimated on the date of grant based on certain historical data. The Company utilizes the simplified method to determine the expected life of the options and warrants due to insufficient exercise activity during recent years as a basis from which to estimate future exercise patterns. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

On April 1, 2013, the Company issued to management 1,270,000 shares of restricted stock. The vesting date of 1,075,000 shares of restricted stock was September 20, 2014, provided, however, that each such grantee has the right to extend the vesting date by six-month increments in his sole discretion, prior to the date the restrictions would lapse. The vesting date of 97,500 shares of restricted stock was September 30, 2014 and the vesting date of 97,500 shares of restricted stock is March 31, 2015. Notwithstanding the foregoing, each grantee may extend the first anniversary of all or a portion of the restricted stock by six months and, thereafter one or more times may further extend such date with respect to all or a portion of the restricted stock until the next following September 30th or March 31st, as the case may be, by providing written notice of such election to extend such date with respect to all or a portion of the restricted stock prior to such date. As of December 31, 2014, restrictions on 85,000 shares have lapsed and the remaining 1,185,000 shares are scheduled to vest on March 31, 2015. The Company repurchased 40,750 shares of restricted stock upon vesting to satisfy the grantees’ tax withholding obligations.

On April 1, 2013, the Company issued to non-management directors 100,000 shares of restricted stock. The vesting date of 50,000 shares of restricted stock was September 30, 2014 and the vesting date of 50,000 shares of restricted stock is March 31, 2015. Notwithstanding the foregoing, each grantee may extend the first anniversary of all or a portion of the restricted stock by six months and, thereafter one or more times may further extend such date with respect to all or a portion of the restricted stock until the next following September 30th or March 31st, as the case may be, by providing written notice of such election to extend such date with respect to all or a portion of the restricted stock prior to such date. As of December 31, 2014, restrictions on 10,000 shares have lapsed and 90,000 shares are scheduled to vest on March 31, 2015.

Xcel Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

On May 1, 2013, the Company issued to non-executive employees 29,750 shares of restricted stock. The shares of restricted stock will vest evenly over 2 years, whereby 50% vested on April 30, 2014 and 50% shall vest on April 30, 2015.

On January 1, 2014, the Company issued to a member of management and a key employee an aggregate of 825,000 shares of restricted stock. The vesting date for 550,000 shares of restricted stock was July 1, 2014, and the remaining 275,000 shall vest evenly over the periods ending September 30, 2014, 2015 and 2016, provided, however, that each such grantee has the right to extend the vesting dates by six-month increments in their sole discretion, prior to the date the restrictions would lapse. As of December 31, 2014, restrictions on 2,500 shares have lapsed and 89,500 shares, 550,000 shares, 92,000 shares and 91,000 shares are scheduled to vest on March 31, 2015, July 1, 2015, September 30, 2015 and September 30, 2016, respectively. The Company repurchased 1,250 shares of restricted stock upon vesting to satisfy the grantee’s tax withholding obligations.

On January 1, 2014, the Company granted options to purchase an aggregate of 50,000 shares of Common Stock to a non-executive employee of the Company. The exercise price per share of the options is $5.00 per share, and 50% of the options will vest on each of the first and second anniversaries of the grant date. As of December 31, 2014, all of these options have been forfeited.

On April 1, 2014, the Company issued to non-management directors 50,000 shares of restricted stock. The shares of restricted stock will vest evenly over two years, whereby 50% shall vest on March 31, 2015 and 50% shall vest on March 31, 2016. Notwithstanding the foregoing, each grantee may extend the first anniversary of all or a portion of the restricted stock by six months and, thereafter one or more times may further extend such date with respect to all or a portion of the restricted stock until the next following September 30th or March 31st, as the case may be, by providing written notice of such election to extend such date with respect to all or a portion of the restricted stock prior to such date.

On May 15, 2014, the Company issued to certain executives and employees 557,475 shares of restricted stock. The shares of restricted stock will vest evenly over two years, whereby 50% shall vest on May 31, 2015 and 50% shall vest on May 31, 2016. Notwithstanding the foregoing, each grantee may extend the first anniversary of all or a portion of the restricted stock by six months and, thereafter one or more times may further extend such date with respect to all or a portion of the restricted stock until the next following September 30th or March 31st, as the case may be, by providing written notice of such election to extend such date with respect to all or a portion of the restricted stock prior to such date.

On May 15, 2014, the Company granted options to purchase an aggregate of 50,000 shares of Common Stock to a non-executive employee of the Company. The exercise price per share of the options is $7.50 per share, and 50% of the options will vest on each of May 15, 2015 and 2016.

On July 15, 2014, the Company issued to one of its directors 25,000 shares of restricted stock. The shares of restricted stock will vest evenly over two years, whereby 50% shall vest on March 31, 2015 and 50% shall vest on March 31, 2016. Notwithstanding the foregoing, the grantee may extend the first anniversary of all or a portion of the restricted stock by six months and, thereafter one or more times may further extend such date with respect to all or a portion of the restricted stock until the next following September 30th or March 31st, as the case may be, by providing written notice of such election to extend such date with respect to all or a portion of the restricted stock prior to such date.

On July 1, 2014, the Company granted options to purchase an aggregate of 35,000 shares of Common Stock to certain non-executive employees of the Company. The exercise price per share of the options is $7.50 per share, and 50% of the options will vest on each of June 30, 2015 and 2016.

On October 1, 2014, the Company issued to a non-executive employee 15,000 shares of restricted stock. The shares of restricted stock will vest evenly over two years, whereby 50% shall vest on March 31, 2015 and 50% shall vest on March 31, 2016. Notwithstanding the foregoing, the grantee may extend the first anniversary of all or a portion of the restricted stock by six months and, thereafter one or more times may further extend such date with respect to all or a portion of the restricted stock until the next following September 30th or March 31st, as the case may be, by providing written notice of such election to extend such date with respect to all or a portion of the restricted stock prior to such date.

On December 1, 2014, the Company granted options to purchase an aggregate of 10,000 shares of Common Stock to a non-executive employee of the Company. The exercise price per share of the options is $8.00 per share, and 50% of the options will vest on each of March 31, 2015 and 2016.

Xcel Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The fair value for the options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2014	2013
Expected Volatility	24-29%	21-22%
Expected Dividend Yield	0%	0%
Expected Life (Term)	2.5 years	1-3 years
Risk-Free Interest Rate	0.58 - 0.70%	0.21 - 0.39%

The options that the Company granted under the Plan expire at various times, either five, seven or ten years from the date of grant, depending on the particular grant.

A summary of the Company’s stock options for the year ended December 31, 2014 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	343,125	$4.55	3.60	$-
Granted	145,000	6.67	-	-
Canceled	-	-	-	-
Exercised	(19,000)	3.58	-	-
Expired/Forfeited	(65,125)	4.55	-	-
Outstanding and expected to vest at December 31, 2014	404,000	$6.67	2.89	$1,472,000
Exercisable at December 31, 2014	309,000	$4.70	2.36	$1,334,000

The preceding table does not include options to purchase 576 shares of Common Stock for $728 per share issued under the Company’s former equity plan. The Company does not expect to issue any additional equity awards under this plan.

Compensation expense related to stock option grants for the Current Year and Prior Year was $51,000 and $69,000, respectively. Total unrecognized compensation expense related to unvested stock options at December 31, 2014 amounts to $112,000 and is expected to be recognized over a weighted average period of 1.6 years.

The following table summarizes the Company’s stock option activity for non-vested options for the year ended December 31, 2014:

	Number of Options	Weighted Average Grant Date Fair Value
Balance at January 1, 2014	38,625	$0.99
Granted	145,000	1.05
Vested	(24,500)	(0.99)
Forfeited or Canceled	(64,125)	(0.47)
Balance at December 31, 2014	95,000	$1.43

Xcel Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Warrants

A summary of the Company’s warrants for the year ended December 31, 2014 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	1,469,543	3.05	-	$-
Granted	750,000	4.05	-	-
Canceled	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at December 31, 2014	2,219,543	$6.07	4.23	$6,497,413
Exercisable at December 31, 2014	2,219,543	$6.07	4.23	$6,497,413

Compensation expense related to warrant grants for the Current Year and Prior Year was $0 and $33,000, respectively. Compensation expense related to warrants in the Prior Year is reported as stock-based compensation under operating expenses in the consolidated statements of operations.

The Company values warrants issued to non-employees at the commitment date at the fair market value of the instruments issued, a measure which is more readily available than the fair market value of services rendered, using the Black-Scholes option pricing model. The fair market value of the instruments issued is expensed over the requisite service period.

Compensation expense related to warrants in connection with a licensing agreement is amortized over the five year initial term of the license agreement and is recorded as a discount to licensing revenues. The stock-based licensing revenue-discount for the Current Year and Prior Year was $13,000 and $5,000, respectively. The Company fully amortized the remaining value of warrants due to the termination of the related license agreement during the Current Year.

On June 5, 2013, in connection with the Offering, the Company issued warrants to purchase 312,500 shares of Common Stock with an exercise price of $5.00 per share and a term of 5-years. The Company estimated the fair value of the warrants to be $38,000, using the Black-Scholes option pricing model. The fair value of the warrant was estimated as of the date of grant using the following assumptions: (1) expected volatility of 22.2%, (2) risk-free interest rate of 0.39% and (3) expected life of 2.5 years. The Company accounted for the fair value of the warrants as a cost of the offering resulting in a charge directly to stockholders’ equity.

On October 4, 2013, the Company issued to Adam Dweck (“AD”), an Executive Vice President of Earthbound, LLC (“Earthbound”) and the son of Jack Dweck, who is a principal of Earthbound and was on the Company’s board of directors through June 26, 2014 (see Note 13, Related Party Transactions), warrants to purchase 25,000 shares of Common Stock at an exercise price of $5.00 per share. The warrants were issued in connection with performance targets under a licensing agent agreement with AD and expire on August 2, 2016. On October 4, 2013, 12,500 warrants vested and, on October 4, 2014, the remaining 12,500 warrants vested upon achieving the second performance target. The Company estimated the fair value of the warrants to be $2,500, using the Black-Scholes option pricing model. The fair value of the warrant was estimated as of the date of grant using the following assumptions: (1) expected volatility of 22.2%, (2) risk-free interest rate of 0.39% and (3) expected life of 2.5 years. Compensation expense related to warrants in connection with the licensing agreement is amortized over the expected period in which the royalty targets will be met and is recorded as a royalty commission expense and netted with licensing revenues. The stock-based commission expense for the Current Year and Prior Year was $1,000 and $1,500, respectively.

On December 22, 2014, in connection with the acquisition of the H Halston Brands, the Company issued five year warrants to purchase up to an aggregate of 750,000 shares of the Company’s Common Stock at an exercise price of $12.00 per share. The warrants had a fair value of $611,000 using the Black-Scholes option pricing model with the following assumptions:

Xcel Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Expected Volatility	29%
Expected Dividend Yield	0%
Expected Life (Term)	2.5 years
Risk-Free Interest Rate	0.70%

A summary of the changes in the Company’s unvested warrants for the year ended December 31, 2014 is as follows:

	Number of Warrants	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2014	12,500	$0.10
Granted	750,000	0.82
Vested	(762,500)	(0.80)
Forfeited or Canceled	-	-
Unvested balance at December 31, 2014	-	$-

Restricted Stock

A summary of the Company’s restricted stock for the year ended December 31, 2014 is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair value
Outstanding at January 1, 2014	2,026,554	$3.59
Granted	1,472,475	5.43
Canceled	-	-
Vested	(286,494)	3.33
Expired/Forfeited	(4,125)	4.30
Outstanding and expected to vest at December 31, 2014	3,208,410	$4.46

Compensation expense related to restricted stock grants for the Current Year and Prior Year was $5,100,000 and $4,741,000, respectively. Total unrecognized compensation expense related to unvested restricted stock grants at December 31, 2014 amounts to $3,785,000 and is expected to be recognized over a weighted average period of 1.6 years.

The following table provides information with respect to purchases by the Company of restricted stock during the Current Year and Prior Year.

Date	Total Number of Shares Purchased (a)	Actual Price Paid per Share	Number of Shares Purchased as Part of Publically Announced Plan	Fair value of Re-Purchased Shares
November 15, 2013	153,896	$3.86	-	$594,000
December 1, 2013	7,272	3.86	-	28,000
Total 2013	161,168	$3.86	-	$622,000

March 28, 2014	15,750	$4.00	-	$63,000
September 30, 2014	26,250	7.83	-	205,000
December 1, 2014	88,725	8.00	-	710,000
Total 2014	130,725	$7.49	-	$978,000

Xcel Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(a)	All of the shares of restricted stock in the preceding table were originally granted to employees and directors as restricted stock pursuant to the Plan. The shares reflected above as repurchased shares were relinquished by employees and directors in exchange for the Company’s agreement to pay federal and state and local withholding obligations on behalf of such employees and directors upon the vesting of restricted stock.

Shares Available Under the Company’s 2011 Equity Incentive Plan

At December 31, 2014, there were 3,693,258 shares of Common Stock available for issuance under the Plan.

Shares Reserved for Issuance

At December 31, 2014, there were 6,317,377 shares of Common Stock reserved for issuance pursuant to unexercised warrants and stock options, or available for issuance under the Plan.

Dividends

The Company has not paid any dividends to date.

9. Earnings Per Share

Shares used in calculating basic and diluted net income (loss) per share are as follows:

	Year Ended December 31,
	2014	2013
Basic	11,698,880	9,193,101
Effect of exercise of warrants	971,873	582,273
Effect of exercise of stock options	145,921	16,119
Diluted	12,816,674	9,791,493

The computation of basic and diluted EPS excludes the Common Stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Year Ended December 31,
	2014	2013
Stock options and warrants	20,548	1,126,925

10. Commitments and Contingencies

Leases

The Company leases office space under an operating lease agreement related to the Company’s main headquarters located in New York City, which lease expires in February 2022. Future minimum lease payments under the terms of the Company’s noncancelable operating lease agreements are as follows:

Year Ending December 31,	Lease Payments
2015	$827,000
2016	809,000
2017	880,000
2018	906,000
2019	989,000
Thereafter	2,248,000
Total future noncancelable minimum lease payments	$6,659,000

Xcel Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The lease for our corporate headquarters requires the Company to pay additional rents by way of increases in the base taxes and other costs on the property. Total rent expense was $753,000 and $708,000 for the years ended December 31, 2014 and 2013, respectively. In addition, the Company recorded $121,000 of sublease income during the year ended December 31, 2014.

Employment Agreements

The Company has contracts with certain executives and key employees. The future minimum payments under these contracts are:

Year Ending December 31,	Employment Contract Payments
2015	$4,210,000
2016	3,950,000
Thereafter	3,242,000
Total future minimum employment contract payments	$11,402,000

In addition to the employment contract payments stated above, the Company’s employment contracts with certain executives and key employees contain performance based bonus provisions. These provisions include bonuses based on the Company achieving revenues in excess of established targets and/or on operating results.

Certain of the employment agreements contain severance and/or change in control provisions. Aggregate potential severance compensation amounted to approximately $10.0 million at December 31, 2014.

11. Income Taxes

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

The income tax provision (benefit) for Federal and state and local income taxes in the consolidated statements of operations consists of the following:

	Year Ended December 31,
	2014	2013
Current:
Federal	$1,108,000	$(101,000)
State and local	333,000	(33,000)
Total current	1,441,000	(134,000)

Deferred:
Federal	(1,343,000)	(1,102,000)
State and local	(195,000)	(86,000)
Total deferred	(1,538,000)	(1,188,000)
Total benefit	$(97,000)	$(1,322,000)

Xcel Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The reconciliation of income tax computed at the Federal and state statutory rates to the Company’s income before taxes are as follows:

	Year Ended December 31,
	2014	2013
U.S. statutory federal rate	34.00%	34.00%
State and local rate, net of federal tax	(81.71)	(23.02)
Gain on reduction of contingent obligation	385.97	(444.51)
Excess compensation deduction	(100.46)	39.98
Deferred tax adjustment	0.00	34.27
Foreign tax credits	99.26	0.00
Life insurance	(101.67)	0.86
Other permanent differences	(51.87)	(2.78)
Income tax benefit	183.52%	(361.20)%

The significant components of net deferred tax liabilities of the Company consist of the following:

	December 31,
	2014	2013
Deferred tax assets
Property and equipment	204,000	117,000
Stock-based compensation	4,625,000	2,738,000
Accrued compensation and other accrued expenses	548,000	280,000
Allowance for doubtful accounts	17,000	16,000
Royalty advances	68,000	156,000
Other	-	18,000
Total deferred tax assets	$5,462,000	$3,325,000

Deferred tax liabilities
Basis difference arising from discounted note payable	(648,000)	(339,000)
Basis difference arising from intangible assets of acquisition	(12,263,000)	(11,974,000)
Total deferred tax liabilities	(12,911,000)	(12,313,000)
Net deferred tax liabilities	$(7,449,000)	$(8,988,000)

	December 31,
	2014	2013
Net current deferred tax asset	$633,000	$49,000
Net non-current deferred tax liabilities	(8,082,000)	(9,037,000)
Net deferred tax liabilities	$(7,449,000)	$(8,988,000)

The Company has available at December 31, 2014 and 2013, approximately $0 and $207,000, respectively, of unused U.S. Federal and state and local net operating loss carryforwards that may be applied against future taxable income.

During the Current Year and Prior Year, the Company recorded a $0.6 million and $5.1 million gain on the reduction of contingent obligations related to the acquisition of IM Ready. This gain is not subject to U.S. Federal income tax (see Note 7).

As of December 31, 2014 and 2013, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its consolidated financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its consolidated financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

Xcel Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

12. Discontinued Operations

Discontinued operations as of December 31, 2014 and 2013 represent the net sales and expenses related to the Company’s retail operations. The Company will continue to operate e-commerce, which was previously reported as a component of retail operations, as a component of our licensing business.

A summary of the Company’s results of discontinued operations of its retail business for the Current Year and Prior Year and the Company’s assets and liabilities from discontinued operations of its retail business as of December 31, 2014 and 2013 are as follows:

Results of discontinued operations:

	December 31,
	2014	2013
Net sales	$560,000	$203,000
Cost of sales	(470,000)	(93,000)
Operating expenses	(1,046,000)	(326,000)
Depreciation and amortization	(85,000)	(20,000)
Loss from disposal of discontinued operations	(739,000)	-
Income tax benefit	704,000	80,000
Loss from discontinued operations, net	$(1,076,000)	$(156,000)

Loss per share from discontinued operations, net:
Basic	$(0.09)	$(0.02)
Diluted	$(0.08)	$(0.02)

Weighted average shares outstanding:
Basic	11,698,880	9,193,101
Diluted	12,816,674	9,791,493

Assets and liabilities of discontinued operations:

	December 31,
	2014	2013
Inventory	$214,000	$70,000
Prepaid expenses and other current assets	63,000	33,000
Deferred tax asset	226,000	70,000
Total current assets	$503,000	$173,000
Property and equipment, net	$112,000	$174,000
Other long-term assets	11,000	10,000
Total long-term assets	$123,000	$184,000
Accounts payable and accrued expenses	$157,000	$51,000
Other current liabilities	61,000	-
Total liabilities	$218,000	$51,000

13. Related Party Transactions

Todd Slater

On September 29, 2011, the Company entered into an agreement, which was amended on October 4, 2011, with Todd Slater, who was appointed as a director of the Company commencing on October 17, 2011, for services related to the Company’s licensing strategy and introduction to potential licensees. During the term of the agreement or during the year following the expiration of the term of the agreement, if the Company enters into a license or distribution agreement with a licensee introduced by Mr. Slater, Mr. Slater was entitled to receive a commission equal to 15% of all net royalties received by the Company during the first term of such agreement, payable within thirty days of receipt of the net royalties.

Xcel Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

On July 10, 2012, the Company and Mr. Slater entered into an amendment (the “Amendment”) to the agreement. Pursuant to the Amendment, the Company paid to Mr. Slater $163,000 as payment in full for (i) the cancellation of all amounts which are or may otherwise become due or payable to Mr. Slater under the terms of the agreement for licensees already introduced to the Company by Mr. Slater and which Mr. Slater was entitled to 15% of the revenues from such licensees under the agreement, and (ii) the assignment to the Company of all such amounts payable directly to Mr. Slater pursuant to such license agreements. The Company has capitalized this payment and amortizes the expense in accordance with the revenue earned from the respective licensing agreements on which this payment was based.

The Company incurred direct licensing costs with Mr. Slater from amortization of the one-time payment stated above and fees paid for the Current Year and the Prior Year of $85,000 and $46,000, respectively.

On June 5, 2013, the Company paid Threadstone Advisors, LLC (“Threadstone”) a fee of $280,000 for the placement of $4,000,000 of proceeds from the Offering (see Note 8). This placement fee was recorded as a reduction in paid-in capital and reflected in the stockholders’ equity section of the consolidated balance sheet. Mr. Slater is an officer and a 5% owner of Threadstone.

On December 22, 2014, the Company entered into an agreement with Young America, pursuant to which the Company agreed to pay Young America a cash payment of 7% of the gross proceeds from a private offering of the Company’s equity securities, except with respect to $3,000,000 of common stock sold in the 2014 Private Offering. The Company paid Young America a placement fee of $474,600 in connection with the 2014 Private Offering. Todd Slater is a director of the Company and a registered representative and independent contractor to Young America, and he received $439,005 of the consideration paid to Young America.

Licensing Agent Agreement

On August 2, 2011, the Company entered into a licensing agent agreement with AD, pursuant to which he is entitled to a five percent commission on any royalties the Company receives under any new license agreements that he procures for the Company for the initial term of such license agreements. AD earned $25,000 and $13,000 in fees for the Current Year and Prior Year, respectively.

The Company issued AD warrants to purchase 12,500 shares of Common Stock at an exercise price of $5.00 per share, subject to AD generating $0.5 million of accumulated royalties, and additional warrants to purchase 12,500 shares of Common Stock at an exercise price of $5.00 per share, subject to AD generating $1.0 million of accumulated royalties. Additionally, AD shall be entitled to receive warrants to purchase 25,000 shares of Common Stock priced at an exercise price per share equal to the fair market value at the time of issuance, subject to AD generating $2.0 million of accumulated royalties. These warrants all expire on August 2, 2016. AD reached the first milestone of $0.5 million sourced royalties, as well as the second milestone of $1.0 million of sourced royalties as of December 31, 2014. Accordingly, the Company issued warrants to AD to purchase 25,000 shares of Common Stock, of which 12,500 vested in 2013 and 12,500 vested in 2014. The fair value of these warrants was estimated at $2,500 on the grant date using the Black-Scholes option pricing model, of which half has been recorded as a royalty commission expense in the Current Year and half has been recorded as a royalty commission expense in the Prior Year. The expense was recorded as a reduction of net licensing revenues in the consolidated statements of operations.

IM Ready-Made, LLC

The Company and IM Ready had balances owed between the companies relating to the transition of the Isaac Mizrahi Business and certain payments assigned to IM Ready by QVC under the QVC Agreement. As of December 31, 2014 and 2013, the Company owed IM Ready $0 and $459,000, respectively. The Company did not earn any revenue or incur any expenses with IM Ready since the closing of the acquisition of the Mizrahi business.

Mark DiSanto

On June 5, 2013, Mark X. DiSanto Investment Trust (the “DiSanto Trust”) purchased 285,715 shares of the Company’s Common Stock and warrants to purchase an aggregate of 62,500 shares of the Company’s Common Stock for aggregate gross proceeds of $1 million in the Offering (see Note 8). Mark DiSanto, a director of the Company, is the trustee and has sole voting and dispositive power for the DiSanto Trust.

Xcel Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

14. Subsequent Events

Amendment of Term Debt Agreements

On February 19, 2015, the Company amended its IM and JR Term Loans. The amendment to the IM and JR Term Loans amends the definition of Cash Flow Recapture (as defined in the IM and JR Term Loans) to reflect that such calculation applies to any fiscal year commencing with the fiscal year ending December 31, 2015.

Amendment of Ripka Seller Notes

On February 20, 2015, the Company agreed to cancel Ripka Seller Notes in the principal amount of $3.0 million and execute in its place: (i) a $2.4 million principal amount promissory note issued in the name of Ms. Ripka (the “$2,400,000 Seller Note”) and (ii) a $600,000 principal amount promissory note issued in the name of Ms. Ripka (the “$600,000 Seller Note”), each pursuant to substantially the same terms as the Ripka Seller Notes; provided, however, that the Company and Ms. Ripka have agreed that, upon Ms. Ripka’s assignment of the $600,000 Seller Note to a permitted assignee, the principal payments under the $600,000 Seller Note shall accelerate to be payable in eight equal quarterly installments of $75,000 with the first payment due on March 31, 2015 and with the final principal payment payable on December 31, 2016. The $2,400,000 Seller Note was assigned by Ms. Ripka to Judith Ripka Creations, Inc. and then assigned by Judith Ripka Creations, Inc. to Thai Jewelry Manufacturer Co. LTD. (“Thai Jewelry”). Simultaneously with the assigned $2,400,000 Seller Note, Thai Jewelry entered into a release of the Company and its affiliates from any and all claims which exist or may have existed between Thai Jewelry, as well as, Judith Ripka, Judith Ripka Creations, Inc. or any of their affiliates or successors.

Satisfaction $2,400,000 Seller Note

On February 20, 2015, the Company entered into a release letter (the “Release Letter”) with Thai Jewelry, pursuant to which the Company agreed to issue to Thai Jewelry an aggregate of 266,667 shares of the Common Stock of the Company in exchange for the cancellation of the $2,400,000 Seller Note. On March 25, 2015 the Company issued the shares of Common Stock pursuant to the Release Letter.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with the Company’s auditors which would require disclosure under Item 304(b) of Regulation S-K.

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

Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of December 31, 2014, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive and principal accounting officers to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The following table sets forth the names, ages, and positions of our executive officers and directors as of the date hereof. Executive officers are appointed by our board of directors.  Each executive officer holds office until resignation, is removed by the Board, or a successor is elected and qualified. Each director holds office until a successor is elected and qualified or earlier resignation or removal.

NAME	AGE	POSITION
Robert W. D’Loren	57	Chairman of the Board of Directors and Chief Executive Officer and President
James F. Haran	54	Chief Financial Officer and Assistant Secretary, and Principal Financial and Accounting Officer
Giuseppe “Joe” Falco	43	President and Chief Operating Officer of the Isaac Mizrahi Brand

Seth Burroughs	35	Executive Vice President of Business Development and Treasury and Secretary
Benjamin Malka	53	Director
Marisa Gardini (i)	47	Director
Mark DiSanto	53	Director
Todd Slater	53	Director
Edward Jones, III	67	Director
Howard Liebman	72	Director

(i)	Ms. Gardini resigned as Executive Vice President of Strategic Planning and Marketing in February 2014. Ms. Gardini has remained employed by the Company in a lesser role.

Below are the biographies of each of our officers and directors as of December 31, 2014.

Robert D’Loren has been the Chairman of our board of directors and our Chief Executive Officer and President since September 2011. Mr. D’Loren has been an entrepreneur, innovator and pioneer of the consumer branded products industry for the past 35 years. Mr. D’Loren has spearheaded the Company’s omni-channel platform, connecting the channels of digital, brick-and-mortar, social media and direct-response television to create a single customer view and brand experience for Xcel’s brands. He served as Chairman and CEO of IPX Capital, LLC and its subsidiaries, a consumer products investment company, from 2009 to 2011. He continues to serve as IPX Capital LLC’s Chairman.

Prior to Xcel, from June 2006 to July 2008, Mr. D’Loren was a director, President and CEO of NexCen Brands, Inc., a global brand acquisition and management company with holdings that included The Athlete’s Foot, Waverly Home, Bill Blass, MaggieMoo’s, Marble Slab Creamery, Pretzel Time, Pretzelmaker, Great American Cookies, and The Shoe Box.

From 2002 to 2006, Mr. D’Loren’s work among consumer brands continued as President and CEO of UCC Capital Corporation, an intellectual property investment company where he invested in the consumer branded products, media and entertainment sectors. From 1997 to 2002, Mr. D’Loren founded and acted as President and Chief Operating Officer of CAK Universal Credit Corporation, an intellectual property finance company. Mr. D’Loren’s total career debt and equity investments in over 30 entertainment and consumer branded products companies have exceeded $1.0 billion. In 1985, he founded and served as President and CEO of the D’Loren Organization, an investment and restructuring firm responsible for over $2 billion of transactions. Mr. D’Loren has also served as an asset manager for Fosterlane Management, as well as a manager with Deloitte.

Mr. D’Loren has served on the Board of Directors for Iconix Brand Group, Longaberger Company, Business Loan Center and as a board advisor to The Athletes Foot and Bill Blass, Ltd. He also serves on the board of directors for the Achilles Track Club International. Mr. D’Loren is a Certified Public Accountant and holds an M.S. degree from Columbia University and a B.S. degree from New York University.

James Haran has been our Chief Financial Officer since September 2011. Mr. Haran served as CFO of IPX Capital, LLC and its related subsidiaries, from June 2008 to September 2011. Mr. Haran was the Executive Vice President, Capital Markets for NexCen Brands, Inc. from 2006 to May 2008 and Chief Financial Officer and Chief Credit Officer for UCC Capital Corporation, and its predecessor company, CAK Universal Credit Corp., from 1998 to 2006. Prior to joining UCC, Mr. Haran was a partner at Sidney Yoskowitz and Company P.C., a registered diversified certified public accounting firm. During his tenure, which began in 1987, his focus was on real estate and financial services companies. Mr. Haran is a Certified Public Accountant and holds a B.S. degree from State University of New York at Plattsburgh.

Joe Falco has been our Chief Operating Officer and President of the Mizrahi brands since September 2011. Mr. Falco is a merchant with almost two decades of experience in managing lifestyle brands and business development. Mr. Falco served as President of Misook, a division of HMX, from February 2010 to February 2011 as Worldwide President and Chief Merchant for Elie Tahari from 2007 to 2009 and as President of Sixty USA from 2005 to 2006. Prior to that position, Mr. Falco was Senior Vice President for Dolce & Gabbana from 1998 to 2004, where he was responsible for North American development and operations. Mr. Falco started his career with the luxury retailer Barneys New York where he became a student of product merchandising and brand communication.

Seth Burroughs has been our Executive Vice President of Business Development and Treasury since September 2011. From June 2006 to October 2010, Mr. Burroughs served as Vice President of NexCen Brands, Inc. Prior to his role at NexCen, from 2003 to 2006, Mr. Burroughs served as Director of M&A Advisory and Investor Relations at UCC Capital Corporation, an intellectual property investment company, where he worked on a $500 million in acquisitions and $300 million in specialty financing as an advisor to consumer branded products companies in the franchising and apparel industries. From 2001 to 2003, Mr. Burroughs worked as a Senior Financial Analyst at The Pullman Group where he was involved with structuring the first securitizations of music royalties, including the Bowie Bonds, and as a Financial Analyst at Merrill Lynch’s private client group. Mr. Burroughs received a B.S. degree in economics from The Wharton School of Business at the University of Pennsylvania.

Mark DiSanto has served as a member of our board of directors since October 2011. Since 1988, Mr. DiSanto has served as the Chief Executive Officer of Triple Crown Corporation, a regional real estate development and investment company with commercial and residential development projects exceeding 1.5 million square feet. Mr. DiSanto received a degree in business administration from Villanova University’s College of Commerce and Finance, a J.D. degree from the University of Toledo College of Law and an M.S. degree in real estate development from Columbia University.

Marisa Gardini has served as a member of our board of directors since October 2011. Since January 2015, Ms. Gardini has been a Managing Partner with Burch Creative Licensing, LLC (BCL). From March 2014 to January 2015, Ms. Gardini consulted for various companies including BCL where she conceived of and launched the Ellen DeGeneres licensing program for BCL. From October 2011 to February 2014, Ms. Gardini served as our Executive Vice President of Strategic Planning and Marketing, and currently performs certain business development functions for us on a part-time basis. Since 2006, Ms. Gardini has also served as President and Chief Executive Officer of IM Ready. During this tenure, she led all segments of the business including managing all media and public relations. Prior to September 2011, in her role at IM Ready Ms. Gardini also oversaw the licensing, design, and merchandising for Isaac Mizrahi, and worked to help launch Isaac Mizrahi at Target, Liz Claiborne and QVC. Ms. Gardini has a B.A. degree from Barnard College and a J.D. degree from Brooklyn Law School, and currently serves on the board of trustees of Brearley School in New York City.

Edward Jones, III has served as a member of our board of directors since October 2011. His career in the fashion industry has spanned over 35 years. Mr. Jones began his career in retail in Dallas, Texas with Hartmarx. Mr. Jones then moved on to Neiman Marcus where he spent five years in various men’s merchandising and buying positions. In his career, Mr. Jones has held senior executive positions in major companies, including as CEO (Perry Ellis Men’s, Women’s & International, Segrets Inc., GM Design Inc.), President (Calvin Klein, Esprit, Haggar Women’s), Director International Licensing (Perry Ellis, Calvin Klein), Creative Director (Haggar Women’s), and Chief Merchandising Officer (Haggar Men’s & Women’s). For the past five years, he has been active as an advisor in the fashion apparel, accessory and footwear markets in numerous brand and company strategies and M&A assignments. During this period, he has participated in the review and analysis of over 60 companies or brands and has advised on brand and business model strategy in over half of these companies and brands.

Howard Liebman was President, Chief Operating Officer and a director of Hobart West Group, a provider of national court reporting and litigation support services, from 2007 until the sale of the business in 2008. Mr. Liebman served as a consultant to Hobart from 2006 to 2007. Mr. Liebman was President, Chief Financial Officer and a director of Shorewood Packaging Corporation, a multinational manufacturer of high-end value-added paper and paperboard packaging for the entertainment, tobacco, cosmetics and other consumer products markets. Mr. Liebman joined Shorewood in 1994 as Executive Vice President and Chief Financial Officer and served as its President from 1999 until Shorewood was acquired by International Paper in 2000. Mr. Liebman continued as Executive Vice President of Shorewood until his retirement in 2005. Mr. Liebman is a Certified Public Accountant and was an audit partner with Deloitte and Touche, LLP (and its predecessors) from 1974 to 1994.

Benjamin Malka has served as a member of our board of directors since June 2014. Since August 2011, Mr. Malka has been the Chief Executive Officer of Halston Operating Company, LLC, a designer, manufacturer and distributor of apparel, leather goods, footwear and accessories. From September 2001 through July 2011, Mr. Malka was President of BCBG Max Azria Group, Inc., a designer, manufacturer and distributor of apparel, leather goods, footwear and accessories.

Todd Slater has served as a member of our board of directors since October 2011. Since January 2015, Mr. Slater has been Managing Director at Young America Capital, LLC, a registered broker dealer. Mr. Slater has a broad and distinguished background in the retail and branded consumer sectors. From November 2011 to December 2014, Mr. Slater was a Managing Director at Threadstone Advisors, an investment bank and advisory company serving the branded consumer and retail sectors. Prior to Threadstone, Mr. Slater was a Managing Director at Lazard Capital Markets, leading the retail and branded consumer research teams from 1996 to 2011, where he won numerous industry awards, including the #1 “Best Analyst” ranking by Starmine and the Financial Times in Specialty Retail, and the #2 “Best On The Street” in the Clothing and Accessory sectors over a period of many years. Prior to joining Lazard, Mr. Slater headed the retail and consumer research team at UBS Securities from 1992 to 1996, where he was ranked by Institutional Investor as #1 “Up and Comer” in the Textile and Apparel space. During this period, Mr. Slater was President of the Textile and Apparel Analyst Group in New York from 1999 to 2002. Before becoming a top retail and consumer industry analyst, Mr. Slater began his career at Macy’s New York, where he started in the Executive Training Program, rising to senior executive positions in merchandising, buying, and store management from 1984 to 1992. Mr. Slater received a B.A. degree in French Literature from Tufts University, and also completed a year of studies at Science Po (Institute d’Etudes Politiques) in Paris, France.

Directors’ Qualifications

In furtherance of our corporate governance principles, each of our directors brings unique qualities and qualifications to our board. We believe that all of our directors have a reputation for honesty, integrity, and adherence to high ethical standards. They each have demonstrated business acumen, leadership and an ability to exercise sound judgment, as well as a commitment to serve Xcel and our board of directors. The following descriptions demonstrate the qualifications of each director:

Robert D’Loren has extensive experience in and knowledge of the licensing and commercial business industries and financial markets. This knowledge and experience, including his experience as director, president and chief executive officer of a global brand management company, provide us with valuable insight to formulate and create our acquisition strategy and how to manage and license acquired brands.

Mark DiSanto has considerable experience in building and running businesses and brings his strong business acumen to the board of directors.

Marisa Gardini has operated and co-owned the Mizrahi brands for over nine years and has a unique knowledge of the brands and their position in the marketplace.

Edward Jones III brings over 35 years of experience in the fashion industry, as well as relationships in the fashion and apparel industries.

Howard Liebman brings comprehensive knowledge of accounting, the capital markets, mergers and acquisitions, financial reporting and financial strategies from his extensive public accounting experience and prior service as Chief Financial Officer of a public company.

Benjamin Malka brings extensive senior level experience in the fashion and apparel industries, as well as relationships in the fashion and apparel industries.

Todd Slater has extensive knowledge and experience in the retail and branded consumer sector industry, through his senior positions at investment banking firms, focusing on retail and consumer research, and his senior positions at Macy’s. Mr. Slater also brings relationships with various retailers and businesses in the consumer products markets.

Key Employees

Isaac Mizrahi is Chief Design Officer for IM Brands. As Chief Design Officer, he is responsible for design and design direction for all brands under his name. Mr. Mizrahi founded the Mizrahi brands in 1987 and has been the chief designer and the brand’s inspiration since its founding and he has been a leader in the fashion industry for almost 30 years. Since his first collection in 1987, Mizrahi's designs have come to stand for timeless, cosmopolitan, style. Mr. Mizrahi is the recipient of many accolades including four Council of Fashion Designers of America awards. He has had the distinct pleasure of dressing some of the most distinguished women in the world including Audrey Hepburn, Secretary of State Hilary Clinton, Oprah Winfrey, and First Lady Michelle Obama and his designs are coveted by Hollywood's most stylish and are a favorite among celebrities. In 2012, IM Brands launched the Isaac Mizrahi New York collection, available at better department stores nationwide. In December 2009, Mr. Mizrahi launched his lifestyle collection, ISAACMIZRAHILIVE! on QVC. In addition to designing for the luxury and mass markets, Mr. Mizrahi's passion for the arts has led him to pursue projects in other areas of design. He has designed costumes for the New York Metropolitan Opera, the American Ballet Theater and the San Francisco Ballet. In 2010, Mr. Mizrahi directed and designed the costumes and sets for a production of “A Little Night Music” for the Opera Theatre of St. Louis. He returned to the Opera Theatre of Saint Louis in May 2014 to direct “The Magic Flute.” Furthermore, he was the subject and co-creator of “Unzipped,” a documentary following the making of his Fall 1994 ready-to-wear collection. The groundbreaking film received the Audience Choice for Excellence Award at the prestigious Sundance Film Festival. Mr. Mizrahi's media presence includes guest appearances on: “Sex and The City,” “Gossip Girl,” “Ugly Betty,” “Celebrity Jeopardy” and, most recently, “The Big C.” Additionally, he has hosted his own talk shows for the Oxygen Network and Style Network, “The Isaac Mizrahi Show” and “ISAAC,” respectively. Mr. Mizrahi's work on television continues, serving as head judge on Lifetime's “Project Runway All-Stars.”

Judith Ripka is Chief Design Officer of the Ripka brands for JR Licensing. Judith Ripka is the founder of the Ripka brands, a global, luxury jewelry brand with a classic, modern aesthetic that appeals to women of impeccable taste worldwide. Known for nearly 20 years for her distinctive designs in 18k gold, Ms. Ripka launched a sterling silver collection in 2011, both of which are available in her Madison Avenue flagship store and in fine jewelry stores worldwide. A favorite among fashion trendsetters, celebrities and style conscious women everywhere, the brand and Ms. Ripka’s popularity continue to strengthen. Ms. Ripka was a pioneer in the direct response television channel, debuting on QVC in 1996 and more recently on The Shopping Channel in Canada in 2014. With these collections, Ms. Ripka offers her devoted clients affordable luxury and the same versatility and interchangeability for which the Ripka brands are well-known. Ms. Ripka’s passion for design and entrepreneurial spirit were evident from an early age, but it was a friend’s request to redesign a strand of pearls that was pivotal in launching her company. The design, known simply as the PN1, became an instant hit and remains an iconic piece in the collections even today. Almost immediately Ms. Ripka gained a loyal following and became known for her classic-with-a-modern-twist design sensibility. She designed each piece with certain constant design features so that collections from 20 years ago can be worn with those of today. As an avid philanthropist, Ms. Ripka was also honored with the prestigious Albert Einstein Spirit of Achievement Award. In 1996, Ms. Ripka was asked to design the Inauguration pin that Hillary Clinton wore to her husband’s swearing in ceremony in 1996.

Employment Agreements with Executives

Robert D’Loren

On October 1, 2014, and effective as of September 16, 2014, we entered into a three-year employment agreement with Robert D’Loren for him to serve as our Chief Executive Officer, referred to as the D’Loren Employment Agreement. Additionally, we will use our reasonable best efforts to cause Mr. D’Loren to be nominated to our board of directors and to serve as our Chairman of the board of directors during the term of the agreement. Following the initial three-year term, the agreement will be automatically renewed for one year terms thereafter unless either party gives written notice of intent to terminate at least 90 days prior to the termination of the then current term. Under the D’Loren Employment Agreement, Mr. D’Loren’s base salary is $826,500 per annum. The board of directors or the compensation committee may approve increases (but not decreases) from time to time. Following the initial three-year term, Mr. D’Loren’s base salary will be reviewed at least annually. Mr. D’Loren receives an allowance for an automobile appropriate for his level of position and we pay (in addition to monthly lease or other payments) all of the related expenses for gasoline, insurance, maintenance, repairs or any other costs with Mr. D’Loren’s automobile.

Bonus

Mr. D’Loren is eligible for an annual cash bonus of up to $1,500,000 for each calendar year, based on our achievement of annual EBITDA targets. The amount of the cash bonus will be a percentage of 5% of all income generated by the trademarks and other intellectual property owned by us, or IP Income, in excess of $8,000,000 earned and received by us, in accordance with the following schedule:

Annual Level of Target EBITDA Achieved for each fiscal year ending December 31, 2011 and thereafter	Percentage of 5% of the IP Income earned by the Company in excess of $8 million

0%-49%	0%

50%-69%	60%

70%-89%	80%

90%-100%	100%

Severance

If Mr. D’Loren’s employment is terminated by us without cause, or if Mr. D’Loren resigns with good reason, or if we fail to renew the term, then Mr. D’Loren will be entitled to receive his unpaid base salary and cash bonuses through the termination date and a lump sum payment equal to the base salary in effect on the termination date for the longer of two years from the termination date and the remainder of the then-current term. Additionally, Mr. D’Loren would be entitled to two times the average annual cash bonuses paid in the preceding 12 months. Mr. D’Loren would also be entitled to continue to participate in our group medical plan, subject to certain conditions, for a period of 18 months from the termination date.

Change of Control

In the event Mr. D’Loren’s employment is terminated within 12 months following a change of control by the Company without cause or by Mr. D’Loren with good reason, he would be entitled to a lump sum payment equal to two times (i) his base salary in effect on the termination date for the longer of two years from the termination date and the remainder of the then-current term and (ii) two times the average annual cash bonuses paid in the preceding 12 months, minus $100. “Change of control,” as defined in Mr. D’Loren’s employment agreement, means a merger or consolidation to which we are a party, a sale, lease or other transfer, exclusive license or other disposition of all or substantially all of our assets, or a sale or transfer by our stockholders of voting control, in a single transaction or a series of transactions. Upon a change of control, notwithstanding the vesting and exercisability schedule in any stock option or other grant agreement between Mr. D’Loren and us, all unvested stock options, shares of restricted stock and other equity awards granted by us to Mr. D’Loren pursuant to any such agreement shall immediately vest, and all such stock options shall become exercisable and remain exercisable for the lesser of 180 days after the date the change of control occurs or the remaining term of the applicable option.

Non-Competition and Non-Solicitation

During the term of his employment by the Company and for a one-year period after the termination of such employment (unless Mr. D’Loren’s employment was terminated without cause or was terminated by him for good reason, in which case only for his term of employment and a six-month period after the termination of such employment), Mr. D’Loren may not permit his name to be used by or participate in any business or enterprise (other than the mere passive ownership of not more than 5% of the outstanding stock of any class of a publicly held corporation whose stock is traded on a national securities exchange or in the over-the-counter market) that engages or proposes to engage in our business in the United States, its territories and possessions and any foreign country in which we do business as of the date of termination of his employment. Also, during his employment and for a one-year period after the termination of such employment, Mr. D’Loren may not, directly or indirectly, solicit, induce or attempt to induce any customer, supplier, licensee, or other business relation of the Company or any of its subsidiaries to cease doing business with the Company or any of its subsidiaries; or solicit, induce or attempt to induce any person who is, or was during the then-most recent 12-month period, a corporate officer, general manager or other employee of the Company or any of its subsidiaries, to terminate such employee’s employment with the Company or any of its subsidiaries; or hire any such person unless such person’s employment was terminated by the Company or any of its subsidiaries; or in any way interfere with the relationship between any such customer, supplier, licensee, employee or business relation and the Company or any of its subsidiaries.

James Haran

On October 1, 2014, and effective as of September 16, 2014, we entered into a two-year employment agreement with James Haran for him to serve as our Chief Financial Officer, referred to as the Haran Employment Agreement. Following the initial two-year term, the agreement will be automatically renewed for one year terms thereafter unless either party gives written notice of intent to terminate at least 30 days prior to the expiration of the then current term. Under the Haran Employment Agreement, Mr. Haran’s base salary is $340,500 per annum. The board of directors or the compensation committee may approve increases (but not decreases) from time to time. Following the initial two year term, the base salary shall be reviewed at least annually. In addition, Mr. Haran receives a car allowance of $1,500 per month.

Bonus

Mr. Haran is eligible for a cash bonus of up to $60,000 based upon the following: 50% of the $60,000 cash bonus will be paid to Mr. Haran if we achieve at least 70% of our budgeted EBITDA and 100% of the $60,000 cash bonus will be paid to Mr. Haran if we achieve at least 90% of our budgeted EBITDA.

Severance

If Mr. Haran’s employment is terminated by us without cause, or if Mr. Haran resigns with good reason, or if we fail to renew the term, then Mr. Haran will be entitled to receive his unpaid base salary and cash bonuses through the termination date and a lump sum payment equal to his base salary in effect on the termination date for 12 months. Mr. Haran would also be entitled to continue to participate in our group medical plan, subject to certain conditions, for a period of 12 months from the termination date.

Change of Control

In the event Mr. Haran’s employment is terminated within 12 months following a change of control by the Company without cause or by Mr. Haran with good reason, Mr. Haran would be entitled to a lump sum payment equal to his base salary in effect on the termination date for 12 months following such termination. “Change of control,” as defined in Mr. Haran’s employment agreement, means a merger or consolidation to which we are a party, a sale, lease or other transfer, exclusive license or other disposition of all or substantially all of our assets, or a sale or transfer by our stockholders of voting control, in a single transaction or a series of transactions. Upon a change of control, notwithstanding the vesting and exercisability schedule in any stock option or other grant agreement between Mr. Haran and us, all unvested stock options, shares of restricted stock and other equity awards granted by us to Mr. Haran pursuant to any such agreement shall immediately vest, and all such stock options shall become exercisable and remain exercisable for the lesser of 180 days after the date the change of control occurs or the remaining term of the applicable option.

Non-Competition and Non-Solicitation

During the term of his employment by the Company and for a one-year period after the termination of such employment, Mr. Haran may not permit his name to be used by or participate in any business or enterprise (other than the mere passive ownership of not more than 5% of the outstanding stock of any class of a publicly held corporation whose stock is traded on a national securities exchange or in the over-the-counter market) that engages or proposes to engage in our business in the United States, its territories and possessions and any foreign country in which we do business as of the date of termination of such employment. Also, during his employment and for a one-year period after the termination of his employment, Mr. Haran may not, directly or indirectly, solicit, induce or attempt to induce any customer, supplier, licensee, or other business relation of the Company or any of its subsidiaries to cease doing business with the Company or any of its subsidiaries; or solicit, induce or attempt to induce any person who is, or was during the then-most recent 12-month period, a corporate officer, general manager or other employee of the Company or any of its subsidiaries, to terminate such employee’s employment with the Company or any of its subsidiaries; or hire any such person unless such person’s employment was terminated by the Company or any of its subsidiaries; or in any way interfere with the relationship between any such customer, supplier, licensee, employee or business relation and the Company or any of its subsidiaries.

Seth Burroughs

On October 1, 2014, and effective as of September 16, 2014, we entered into a two-year employment agreement with Seth Burroughs for him to serve as our Executive Vice President – Business Development and Treasury, referred to as the Burroughs Employment Agreement. Following the initial two-year term, the agreement will be automatically renewed for one year terms thereafter unless either party gives written notice of intent to terminate at least 30 days prior to the expiration of the then current term. Under the Burroughs Employment Agreement, Mr. Burroughs’ base salary is $316,800 per annum. The board of directors or the compensation committee may approve increases (but not decreases) from time to time. Following the initial two-year term, the base salary shall be reviewed at least annually.

Bonus

Mr. Burroughs is eligible for a cash bonus of up to $60,000 based upon the following: 50% of the $60,000 cash bonus shall be paid to Mr. Burroughs if we achieve at least 70% of our budgeted EBITDA and 100% of the $60,000 cash bonus shall be paid to Mr. Burroughs if we achieve at least 90% of our budgeted EBITDA.

Severance

If Mr. Burroughs’ employment is terminated by us without cause, or if Mr. Burroughs resigns with good reason, or if we fail to renew the term, then Mr. Burroughs will be entitled to receive his unpaid base salary and cash bonuses through the termination date and an amount equal to his base salary in effect on the termination date for a period of 12 months. Mr. Burroughs would also be entitled to continue to participate in our group medical plan, subject to certain conditions, for a period of 12 months from the termination date.

Change of Control

In the event Mr. Burroughs’ employment is terminated within 12 months following a change of control by the Company without cause or by Mr. Burroughs with good reason, Mr. Burroughs would be entitled to a lump sum payment equal to his base salary in effect on the termination date for 12 months following such termination. “Change of control,” as defined in Mr. Burroughs’ employment agreement, means a merger or consolidation to which we are a party, a sale, lease or other transfer, exclusive license or other disposition of all or substantially all of our assets, or a sale or transfer by our stockholders of voting control, in a single transaction or a series of transactions. Upon a change of control, notwithstanding the vesting and exercisability schedule in any stock option or other grant agreement between Mr. Burroughs and us, all unvested stock options, shares of restricted stock and other equity awards granted by us to Mr. Burroughs pursuant to any such agreement shall immediately vest, and all such stock options shall become exercisable and remain exercisable for the lesser of 180 days after the date the change of control occurs or the remaining term of the applicable option.

Non-Competition and Non-Solicitation

During the term of his employment by the Company and for a one-year period after the termination of such employment, Mr. Burroughs may not permit his name to be used by or participate in any business or enterprise (other than the mere passive ownership of not more than 5% of the outstanding stock of any class of a publicly held corporation whose stock is traded on a national securities exchange or in the over-the-counter market) that engages or proposes to engage in the Company’s business in the United States, its territories and possessions and any foreign country in which we do business as of the date of termination of his employment. Also, during his employment and for a one-year period after the termination of such employment, Mr. Burroughs may not, directly or indirectly, solicit, induce or attempt to induce any customer, supplier, licensee, or other business relation of the Company or any of its subsidiaries to cease doing business with the Company or any of its subsidiaries; or solicit, induce or attempt to induce any person who is, or was during the then-most recent 12-month period, a corporate officer, general manager or other employee of the Company or any of its subsidiaries, to terminate such employee’s employment with the Company or any of its subsidiaries; or hire any such person unless such person’s employment was terminated by the Company or any of its subsidiaries; or in any way interfere with the relationship between any such customer, supplier, licensee, employee or business relation and the Company or any of its subsidiaries.

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

Independence of the Board of Directors

We are not a “listed issuer” as such term is defined in Rule 10A-3 under the Exchange Act. We use the definition of independence of The NASDAQ Stock Market LLC. The board has determined that Messrs. Howard Liebman, Edward Jones, III and Mark DiSanto are independent.  Each current member of the Audit Committee, Compensation Committee and Nominating Committee is independent and meets the applicable rules and regulations regarding independence for such committee, including those set forth in pertinent NASDAQ listing standards, and that each member is free of any relationship that would interfere with his individual exercise of independent judgment.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, based solely on a review of Forms 3 and 4 and any amendments thereto furnished to our Company pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, all Section 16(a) filing requirements applicable to our officers, directors and beneficial owners of more than 10% of our equity securities were timely filed except that each of Mark DiSanto, Jack Dweck, Edward Jones, Howard Liebman, Benjamin Malka, Isaac Mizrahi, Marissa Gardini and Trafalet Brokaw Capital Management, LP did not timely file a Form 4 for one transaction and Benjamin Malka and Buckingham Capital Management, Inc. did not timely file a Form 3 during the fiscal year ended December 31, 2014.

Code of Ethics

On September 29, 2011, we adopted a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer, Chief Financial Officer and senior executives. Our Code of Ethics can be accessed on our website, www.xcelbrands.com.

Audit Committee and Audit Committee Financial Expert

Our board of directors has appointed an Audit Committee which consists of Messrs. Liebman and DiSanto.  Each of such persons has been determined to be an “independent director” under the listing standards of the NASDAQ Stock Market, which is the independence standard that was adopted by our board of directors.  The Board has determined that Mr. Liebman meets the requirements to serve as the Audit Committee Financial Expert by our board of directors.  The Audit Committee operates under a written charter adopted by our board of directors.  The Audit Committee assists the board of directors by providing oversight of our accounting and financial reporting processes, appoints the independent registered public accounting firm, reviews with the registered independent registered public accounting firm the scope and results of the audit engagement, approves professional services provided by the independent registered public accounting firm, reviews the independence of the independent registered public accounting firm, considers the range of audit and non-audit fees and reviews the adequacy of internal accounting controls.

Compensation Committee

Our board of directors has appointed a Compensation Committee consisting of Messrs. DiSanto and Jones.  Each of such persons has been determined to be an “independent director” under the listing standards of the NASDAQ Stock Market.  Our board of directors has adopted a written Compensation Committee Charter that sets forth the committee’s responsibilities.  The committee is responsible for determining all forms of compensation for our executive officers, and establishing and maintaining executive compensation practices designed to enhance long-term stockholder value.

Nominating Committee

Our board of directors has appointed a Nominating Committee consisting of Messrs. DiSanto and Jones.  Each of such persons has been determined to be an “independent director” under the listing standards of the NASDAQ Stock Market.  Our board of directors has adopted a written Nominating Committee Charter that sets forth the committee’s responsibilities.

Item 11. EXECUTIVE COMPENSATION

The following table sets forth information regarding all cash and non-cash compensation earned, during the year ended December 31, 2014 and 2013, by our principal executive officer and our two other most highly compensated executive officers, which we refer to collectively as the named executive officers, for services in all capacities to the Company:

Summary Compensation Table

Name	Title	Year	Salary	Bonus (1)	Stock Awards (2)(3)	All Other Compensation	Total
Robert D’Loren	CEO and	2014	$734,206	$211,832	$2,625,000	$13,868	$3,584,906
	Chairman	2013	607,083	211,832	2,702,000	26,997	3,547,912

James Haran	CFO	2014	311,813	60,000	562,500	7,226	941,539
		2013	264,583	50,000	579,000	3,420	897,003

Seth Burroughs	EVP	2014	287,192	60,000	375,000	7,226	722,192
		2013	239,583	50,000	386,000	500	676,083

(1)	Bonuses were paid in accordance with the executives’ respective employment agreements, which were the same as the bonus arrangements in their employment agreements effective September 16, 2014. See “- Employment Agreements with Executives” below.

(2)	The dollar amounts shown represent the grant date fair value of the restricted stock awards granted during the applicable fiscal year calculated in accordance with ASC Topic 718.

(3)	On May 15, 2014, Messrs. D’Loren, Haran and Burroughs were awarded 350,000, 75,000 and 50,000 shares of restricted stock, respectively. These shares of restricted stock vest as to 50% of the shares on each of May 31, 2015 and May 31, 2016; provided, however, that each such grantee has the right to extend the vesting date by six-month increments, in his sole discretion, prior to the date the restrictions would lapse. As of December 31, 2014, none of these shares have vested. The grant date fair value of the shares was $7.50 per share.

(4)	On April 1, 2013, Messrs. D’Loren, Haran and Burroughs were awarded 750,000, 150,000 and 100,000 shares of restricted stock, respectively. The vesting date of such shares of restricted stock was September 30, 2013, provided, however, that each such grantee has the right to extend the vesting date by six-month increments in his sole discretion, prior to the date the restrictions would lapse. As of December 31, 2014, none of these shares have vested. The grant date fair value of the shares was $3.86 per share.

Outstanding Equity Awards At Fiscal Year-End

		Options and Warrant Awards					Stock Awards
Name	Title	Number of Securities Underlying Unexercised Options & Warrants, Exercisable		Number of Securities Underlying Unexercised Options & Warrants, Unexercisable	Exercise Price	Option or Warrant Expiration Date	Number of Shares of Stock that Have Not Vested		Market Value of Shares of Stock that Have Not Vested
Robert D’Loren	CEO, Chairman	239,250	(1)	-	$5.00	9/29/2021	1,301,178	(2)	$11,710,062
James Haran	CFO	49,250	(1)	-	$5.00	9/29/2021	261,342	(3)	$2,352,078
Seth Burroughs	EVP	50,000	(1)	-	$5.00	9/29/2021	172,576	(4)	$1,553,184

(1)	These options became exercisable on September 29, 2011, the date of grant, and expire on September 29, 2021.

(2)	Such shares vest (i) as to 700,000 shares of common stock, on March 31, 2015; (ii) as to 168,793 shares of common stock, on May 15, 2015; and (iii) as to 350,000 shares of common stock, on May 31, 2015; provided, however, that Mr. D’Loren has the right to extend each vesting date by six-month increments, in his sole discretion, prior to the date the restrictions would lapse.

(3)	Such shares vest (i) as to 150,000 shares of common stock, on March 31, 2015; (ii) as to 36,342 shares of common stock, on May 15, 2015; and (iii) as to 75,000 shares of common stock, on May 31, 2015; provided, however, that Mr. Haran has the right to extend each vesting date by six-month increments, in his sole discretion, prior to the date the restrictions would lapse.

(4)	Such shares vest (i) as to 100,000 shares of common stock, on March 31, 2015; (ii) as to 22,576 shares of common stock, on May 15, 2015; and (iii) as to 50,000 shares of common stock, on May 31, 2015; provided, however, that Mr. Burroughs has the right to extend each vesting date by six-month increments, in his sole discretion, prior to the date the restrictions would lapse.

Director Compensation

We pay our non-employee directors $3,000 for each board of directors and committee meeting attended, up to a maximum of $12,000 per year for board of directors meetings and up to a maximum of $12,000 per year for committee meetings, except that the chairman of each committee receives $4,000 for each such committee meeting attended, up to a maximum of $16,000 per year.

The following table sets forth information with respect to each non-employee director's compensation for the year ended December 31, 2014.

Name	Fees Earned or P aid in Cash	Stock Awards (1)	Total
Mark DiSanto	$32,000	$42,600	$74,600
Jack Dweck (2)	$6,000	$42,600	$48,600
Edward Jones, III	$18,000	$42,600	$60,600
Howard Liebman	$28,000	$42,600	$70,600
Benjamin Malka (3)	$6,000	$187,500	$193,500
Todd Slater	$12,000	$42,600	$54,600

(1)	On April 1, 2014, each non-employee director was granted 10,000 shares of restricted stock pursuant to the terms and conditions of the Plan. Such shares of restricted stock will vest evenly over two years, whereby 50% shall vest on March 31, 2015 and 50% shall vest on March 31, 2016. Notwithstanding the foregoing, each grantee may extend the vesting date of all or a portion of the restricted shares by six months and, thereafter one or more times may further extend such date with respect to all or a portion of the restricted shares until the next following September 30 or March 31, as the case may be. The grant date fair value of the shares was $4.26 per share. The dollar amounts shown represent the grant date fair value of the restricted stock awards granted during the applicable fiscal year calculated in accordance with ASC Topic 718.

(2)	Appointed as a director in December 2012 and resigned as a director on June 26, 2014.

(3)	Appointed as a director on July 15, 2014. On July 15, 2014, Mr. Malka was awarded 25,000 shares of restricted stock. The restricted shares vest as to 12,500 shares on each of March 31, 2015 and March 31, 2016; provided that any vesting dates may be extended in six month increments by Mr. Malka as to all or a portion of the shares, subject to vesting.

2011 Equity Incentive Plan

Our Amended and Restated 2011 Equity Incentive Plan, which we refer to as the Plan, is designed and utilized to enable the Company to offer its employees, officers, directors, consultants and others whose past, present and/or potential contributions to the Company have been, are or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company.

The Plan provides for the grant of stock options or restricted stock. The stock options may be incentive stock options or non-qualified stock options. A total of 8,000,000 shares of common stock have been reserved for issuance under the Plan, the maximum number of shares of common stock with respect to which incentive stock options may be granted under the Plan is 5,000,000 and the maximum number of shares of common stock with respect to which options or restricted stock may be granted to any participant is 5,000,000. The Plan may be administered by the board of directors or a committee consisting of two or more members of the board of directors appointed by the board of directors.

Officers and other employees of Xcel or any parent or subsidiary of Xcel who are at the time of the grant of an award employed by us or any parent or subsidiary of Xcel are eligible to be granted options or other awards under the Plan. In addition, non-qualified stock options and other awards may be granted under the Plan to any person, including, but not limited to, directors, independent agents, consultants and attorneys who the board of directors or the committee, as the case may be, believes has contributed or will contribute to our success.

Cash awards may be issued under the Plan either alone or in addition to or in tandem with other awards granted under the Plan or other payments made to a participant not under the Plan. The board or committee, as the case may be, shall determine the eligible persons to whom, and the time or times at which, cash awards will be made, the amount that is subject to the cash award, the circumstances and conditions under which such amount shall be paid, in whole or in part, the time of payment, and all other terms and conditions of the awards. The maximum cash award that may be paid to any participant under the Plan during any calendar year shall not exceed $2,500,000.

With respect to incentive stock options granted to an eligible employee owning stock possessing more than 10% of the total combined voting power of all classes of our stock or the stock of a parent or subsidiary of our Company immediately before the grant, such incentive stock option shall not be exercisable more than 5 years from the date of grant. The exercise price of an incentive stock option will not be less than the fair market value of the shares underlying the option on the date the option is granted, provided, however, that the exercise price of an incentive stock option granted to a 10% stockholder may not be less than 110% of such fair market value. The exercise price of a non-qualified stock option may not be less than fair market value of the shares of common stock underlying the option on the date the option is granted.

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

Certain awards made under the Plan may be granted so that they qualify as “performance-based compensation” (as this term is used in Internal Revenue Code Section 162(m) and the regulations thereunder) and are exempt from the deduction limitation imposed by Code Section 162(m). Under Internal Revenue Code Section 162(m), our tax deduction may be limited to the extent total compensation paid to the chief executive officer, or any of the four most highly compensated executive officers (other than the chief executive officer) exceeds $1 million in any one tax year. Among other criteria, awards only qualify as performance-based awards if at the time of grant the compensation committee is comprised solely of two or more “outside directors” (as this term is used in Internal Revenue Code Section 162(m) and the regulations thereunder). In addition, we must obtain stockholder approval of material terms of performance goals for such performance-based compensation.

All stock options and certain stock awards, performance awards, cash awards and stock units granted under the Plan, and the compensation attributable to such awards, are intended to (i) qualify as performance-based awards or (ii) be otherwise exempt from the deduction limitation imposed by Internal Revenue Code Section 162(m). No options or other awards may be granted on or after the fifth anniversary of the effective date of the Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters

The following table lists, as of March 16, 2015, the number of shares of Common Stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each named executive officer and director of the Company, and (iii) all officers and directors as a group.  Information relating to beneficial ownership of Common Stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose of or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power. Unless otherwise indicated, the address for such person is c/o Xcel Brands, Inc., 475 Tenth Ave., New York, New York 10018.

The percentages below are calculated based on 14,317,980 shares of Common Stock issued and outstanding as of March 25, 2015.

Name and Address	Number of Shares of Common Stock Beneficially Owned	Percent Beneficially Owned
Named executive officers and directors:
Robert D’Loren (1)	7,324,454	47.8%
James Haran (2)	548,703	3.9
Marisa Gardini (3) (4)	615,744	4.3
Seth Burroughs (5)	425,492	3.0
Todd Slater (6)	95,685	*
Howard Liebman (7)	104,643	*
Edward Jones, III (8)	98,382	*
Benjamin Malka (9)	25,000	*
Mark DiSanto (10)	1,469,653	10.1

All directors and executive officers as a group (10 persons)(11)(12)	10,406,743	64.9

5% Shareholders:
Isaac Mizrahi (13)	2,211,799	15.4
Buckingham Capital Management, Inc. (14)	1,739,135	12.0
485 Lexington Avenue, 3rd Floor, New York, NY 10017
Hilco Trading, LLC (15)	2,416,667	16.0
5 Revere Drive, Suite 206, Northbrook, IL 60062

* Less than 1%.

(1)	Consists of (i) 312,815 shares held by Mr. D’Loren, (ii) 526,283 shares owned by Irrevocable Trust of Rose Dempsey (or the Irrevocable Trust) of which Mr. D’Loren and Mr. DiSanto are the trustees and as to which Mr. D’Loren has sole voting and dispositive power, (iii) 239,250 shares issuable upon exercise of immediately exercisable warrants, (iv) 1,301,178 restricted shares, (v) 2,211,799 shares of common stock (including 783,750 restricted shares) held in the name of Isaac Mizrahi, (vi) 251,700 shares of common stock (including 113,750 restricted shares) held in the name of Marisa Gardini and (vii) 160,000 other shares of restricted stock and 1,571,429 other shares of common stock as to which holders thereof granted to Mr. D’Loren irrevocable proxy and attorney-in-fact with respect to the shares, and (viii) 750,000 shares issuable upon exercise of immediately exercisable warrants to which holders thereof granted to Mr. D’Loren irrevocable proxy and attorney-in-fact with respect to the shares. Pursuant to a voting agreement Mr. Mizrahi and Ms. Gardini agreed to, and pursuant to restricted stock agreements certain grantees agreed to, appoint a person designated by our board of directors as their irrevocable proxy and attorney-in-fact with respect to the shares set forth in clauses (v), (vi) and (vii), respectively. Mr. D’Loren does not have any pecuniary interest in these shares described in clauses (v), (vi) and (vii) and disclaims beneficial ownership thereof. Does not include 271,116 shares held by the D’Loren Family Trust (or the Family Trust) of which Mark DiSanto is a trustee and has sole voting and dispositive power.

(2)	Consists of (i) 237,861 shares, (ii) 261,342 restricted shares and (iii) immediately exercisable warrants to purchase 49,500 shares.

(3)	Consists of 456,269 shares and 159,475 restricted shares.

(4)	Ms. Gardini has agreed to appoint Robert D’Loren, our Chairman and Chief Executive Officer as her irrevocable proxy and attorney-in-fact with respect to 137,950 shares of our common stock pursuant to a voting agreement and an additional 113,750 shares pursuant to a restricted stock agreement.

(5)	Consists of (i) 202,916 shares, (ii) 172,576 restricted shares and (iii) immediately exercisable warrants to purchase 50,000 shares.

(6)	Consists of (i) 15,685 shares, (ii) 30,000 restricted shares and (iii) 50,000 shares issuable upon exercise of options that have vested.

(7)	Consists of (i) 7,775 shares, (ii) 46,868 restricted shares and (iii) 50,000 shares issuable upon exercise of options that have vested.

(8)	Consists of (i) 18,382 shares, (ii) 30,000 restricted shares and (iii) 50,000 shares issuable upon exercise of options that have vested.

(9)	Consists of 25,000 restricted shares.

(10)	Consists of (i) 326,671 shares and 7,675 shares issuable upon exercise of warrants that have vested held by the D’Loren Family Trust, of which Mark DiSanto is trustee, and has sole voting and dispositive power over the shares held by the D’Loren Family Trust, (ii) 33,537 shares a held by Mr. DiSanto, (iii) 863,217 shares held by Mark X. DiSanto Investment Trust, of which Mark DiSanto is trustee and has sole voting and dispositive power over the shares held by the Trust (iv) 20,000 restricted shares, (v) 50,000 shares issuable upon exercise of options that have vested, (vi) 108,553 shares issuable upon exercise of warrants that have vested and (vii) 60,000 shares held by other trusts, of which Mark DiSanto is trustee and has sole voting and dispositive power over the shares held by the trusts.

(11)	Includes shares held by Joe Falco, our Chief Operating Officer and President of the Mizrahi brands, who is an executive officer but not a named executive officer.

(12)	Includes (i) 2,238,259 restricted shares, (ii) 1,204,978 shares issuable upon exercise of warrants that are currently exercisable and (iii) 200,000 shares issuable upon exercise of options that are currently exercisable.

(13)	Consists of (i) 1,428,049 shares and (ii) 783,750 restricted shares.

(14)	Consists of (i) 1,576,581 shares of common stock and (ii) immediately exercisable warrants to purchase 162,554 shares.

(15)	The H Company IP, LLC, or HIP, directly owns 1,000,000 shares of the Company’s common stock, which we refer to as the H Company Shares. House of Halston, LLC, or Halston, is the parent company of HIP and may be deemed to share beneficial ownership of the H Company Shares by virtue of its ability to direct the business and investment decisions of HIP. The H Investment Company, LLC, or H Investment, in its capacity as the controlling member of Halston, has the ability to direct the investment decisions of Halston, including the power to direct the decisions of Halston regarding the disposition of the H Company Shares; therefore, H Investment may be deemed to beneficially own the H Company Shares. Hilco Brands, LLC, or Hilco Brands, in its capacity as a member of the Board of Managers of H Investment, has the ability to direct the management of H Investment’s business, including the power to direct the decisions of H Investment regarding the voting and disposition of the H Company Shares; therefore, Hilco Brands may be deemed to have indirect beneficial ownership of the H Company Shares. Hilco Trading, LLC, or Hilco Trading, is the parent company of Hilco Brands and may be deemed to share beneficial ownership of the H Company Shares by virtue of its ability to direct the business and investment decisions of Hilco Brands. Hilco Trading also directly owns 1,416,667 shares of our common stock, which we refer to as the Hilco Shares, of which 666,667 shares are outstanding and 750,000 shares are issuable upon exercise of a warrant that is currently exercisable. By virtue of the relationship described above and its direct ownership of the Hilco Shares, Hilco Trading beneficially owns 2,416,667 shares of our common stock. Jeffrey Bruce Hecktman is the majority owner of Hilco Trading and may be deemed to share beneficial ownership of the H Company Shares and the Hilco Shares by virtue of his ability to direct the business and investment decisions of Hilco Trading. By virtue of this relationship, Mr. Hecktman may be deemed to have indirect beneficial ownership of 2,416,667 shares of our common stock.

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

On July 10, 2012, the Company and Mr. Slater entered into an amendment to the agreement. Pursuant to the Amendment, the Company paid to Mr. Slater $163,000 as payment in full for (i) the cancellation of all amounts which are or may otherwise become due or payable to Mr. Slater under the terms of the agreement for licensees already introduced to the Company by Mr. Slater and which Mr. Slater was entitled to fifteen percent (15%) of the revenues from such licensees under the agreement, and (ii) the assignment to the Company of all such amounts payable directly to Mr. Slater pursuant to such license agreements. The Company has capitalized this payment and amortizes the expense in accordance with the revenue earned from the respective licensing agreements on which this payment was based upon.

On June 5, 2013, the Company paid Threadstone Advisors, LLC (“Threadstone”) a fee of $280,000 for the placement of $4,000,000 of proceeds from an offering of Common Stock (see consolidated financial statements Note 6, Stockholders’ Equity). Mr. Slater is an officer and a 5% owner of Threadstone.

On December 22, 2014, the Company entered into an agreement with Young America Capital LLC (“Young America”), pursuant to which the Company agreed to pay Young America a cash payment of 7% of the gross proceeds from a private offering of the Company’s equity securities, except with respect to $3,000,000 of common stock sold in the 2014 Private Offering. The Company paid Young America a placement fee of $474,600 in connection with the 2014 Private Offering. Todd Slater is a director of the Company and a registered representative and independent contractor to Young America, and he received $439,005 of the consideration paid to Young America.

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

We are also are obligated to grant to AD Warrants to purchase 12,500 shares of Common Stock at an exercise price of $5.00 per share, subject to AD generating $0.5 million of accumulated royalties and additional Warrants to purchase 12,500 shares of Common Stock at an exercise price of $5.00 per share, subject to AD generating $1.0 million of accumulated royalties. These Warrants expire on August 2, 2016. As of December 31, 2013, AD has reached the first milestone of $0.5 million sourced royalties and it is likely AD will reach the second milestone of $1.0 million of AD sourced royalties by August 2, 2016. On October 4, 2013, the Company issued Warrants to AD to purchase 25,000 shares of Common Stock of which 12,500 vest immediately and 12,500 vest upon achieving the second milestone. The fair value of these Warrants was estimated at $2,500 on the grant date using the Black-Scholes option pricing method, of which half has been recorded as a royalty commission expense in the Current Quarter and is recorded as a reduction of net licensing revenues on the unaudited condensed consolidated statements of operations. The balance of the Warrants will be expensed evenly over the next 15 months, the period when the second milestone is estimated to occur. Additionally, AD shall be entitled to receive Warrants to purchase an additional 25,000 shares of Common Stock priced at the fair market value at the time of issuance, subject to AD generating $2.0 million of accumulated royalties. These Warrants also all expire on August 2, 2016.

The Company incurred direct licensing costs with AD of $20,000 and $13,000 for the Current Year and the Prior Year, respectively.

IM Ready-Made, LLC

On December 24, 2013, the Company, IM Brands, LLC., a wholly-owned subsidiary of the Company entered into the Fifth Amendment to the Asset Purchase Agreement dated as of May 19, 2011. Pursuant to the Amendment, the IM Ready and the Individuals acknowledged and agreed that no Earn-Out Shares (as defined in the Agreement) were earned for the twelve month periods ended September 30, 2013 and ending September 30, 2014, regardless of whether the criteria for the issuance of such shares are or shall in the future be satisfied. As partial consideration for the execution of the Amendment, (i) the original promissory note issued pursuant to the agreement (the “Original Note”) was amended and restated as described below (the “New Note”) and the Voting Agreement entered into in connection with the Agreement was amended and restated (the “Amended and Restated Voting Agreement”) as described below.

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

At any time the New Note is outstanding, we have the right to convert the New Note, in whole or in part, into the number of shares of Common Stock obtained by dividing the principal amount to be converted by the Average Trading Price of our the Common Stock at the time of the conversion, so long as the Average Trading Price of our Common Stock is at least $4.50. In addition, we have the right to pay the outstanding balance of the New Note at the Maturity Date or Subsequent Maturity Date (if the Maturity Date of the New Note is extended), in shares of Common Stock by dividing the outstanding principal amount of the New Note by the Average Trading Price. “Average Trading Price” means the average per share closing price of the Common Stock for the twenty consecutive trading days ending on the trading day immediately preceding the date of payment.

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

Pursuant to the Amended and Restated Voting Agreement, each of IM Ready, Mr. Mizrahi and Ms. Gardini has agreed to appoint a person designated by the board of directors of the Company as their irrevocable proxy and attorney-in-fact with respect to the shares of the Common Stock received and which may be received by IM Ready, Mr. Mizrahi and/or Ms. Gardini in connection with the Company’s September 2011 acquisition of the Isaac Mizrahi brands (including shares which may be issued in satisfaction of the earn-out payments or the New Note and the shares of Common Stock to be issued to Mr. Mizrahi and Ms. Gardini pursuant to the certain restricted stock agreements dated as of December 24, 2013. The proxy holder shall vote in favor of matters recommended or approved by the board of directors. The Board of Directors appointed Robert D’Loren as proxy and attorney-in-fact on such shares.

The Company and IM Ready had balances owed between the companies relating to the transition of the Isaac Mizrahi Business and certain payments assigned to the Seller by QVC under the QVC Agreement. As of December 31, 2014 and 2013, the Company owed IM ready $0 and $459,000, respectively. The Company did not earn any revenue or incur any expenses with IM Ready since the closing of the acquisition of the Mizrahi business.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed or to be billed for professional services rendered by our Independent Registered Public Accounting Firm, CohnReznick LLP, for the audit of our annual consolidated financial statements, review of our consolidated financial statements included in our quarterly reports and other fees that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements for the year ended December 31, 2014 and 2013 were $272,000 and $240,000, respectively.

Audit-Related Fees

There were no fees billed or to be billed for audit related services by our Independent Registered Public Accounting Firm for the fiscal years ended December 31, 2014 and 2013.

Tax Fees

There were no fees billed for professional services rendered by our Independent Registered Public Accounting Firm for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2014 and 2013.

All Other Fees

There were no fees billed for services by our Independent Registered Public Accounting Firm for non-audit services for the fiscal years ended December 31, 2014 and 2013.

Audit Committee Determination

The Audit Committee considered and determined that the services performed are compatible with maintaining the independence of the independent registered public accounting firm.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

The Audit Committee is responsible for pre-approving all audit and permitted non-audit services to be performed for us by our Independent Registered Public Accounting Firm as outlined in its Audit Committee charter. Prior to engagement of the Independent Registered Public Accounting Firm for each year's audit, management or the Independent Registered Public Accounting Firm submits to the Audit Committee for approval an aggregate request of services expected to be rendered during the year, which the Audit Committee pre-approves. During the year, circumstances may arise when it may become necessary to engage the Independent Registered Public Accounting Firm for additional services not contemplated in the original pre-approval. In those circumstances, the Audit Committee requires specific pre-approval before engaging the Independent Registered Public Accounting Firm. The engagements of our Independent Registered Public Accounting Firm, CohnReznick LLP was approved by the Company’s Audit Committee.

ITEM 15. EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Xcel Brands, Inc. (17)

3.2	Second Restated and Amended Bylaws of Xcel Brands, Inc. (17)

4.1	2011 Equity Incentive Plan and Forms of Award Agreements, Amended and Restated November 6, 2014 (19) ††

4.2	Form of Investor Warrant issued in connection with the private placement consummated on September 29, 2011 (2)

4.3	Registration Rights Agreement dated September 29, 2011 between Xcel Brands, Inc. and purchasers in the private placement consummated on such date (2)

4.4	Form of Executive Warrant (2) ††

4.5	Form of Director Option (2) ††

4.6	Warrant issued to Joe Falco dated September 29, 2011 (2) ††

4.7	Warrant issued to Great American Life Insurance Company dated September 29, 2011 (2)

4.8	Warrant issued to Great American Insurance Company dated September 29, 2011 (2)

4.9	Rights Agreement by and among Xcel Brands, Inc., Great American Life Insurance Company and Great American Insurance Company, dated September 29, 2011 (2)

4.10	Form of Warrant issued in the June 5, 2013 private placement (7)

4.11	Warrant issued to Hilco Trading LLC dated December 23, 2014 (18)

9.1	Amended and Restated Voting Agreement between Xcel Brands, Inc. and IM Ready-Made, LLC, dated as of December 24, 2011 (11)

9.2	Voting Agreement between Xcel Brands, Inc. and Judith Ripka Berk, dated as of April 1, 2014 (13)

9.3	Voting Agreement dated as of December 22, 2014 by and between XCel Brands, Inc. and H Company IP, LLC (18)

9.4	Voting Agreement dated as of December 22, 2014 by and between XCel Brands, Inc. and Hilco Trading, LLC (18)

10.1	Asset Purchase Agreement by and among Xcel Brands, Inc., IM Brands, LLC, IM Ready-Made, LLC, Isaac Mizrahi and Marisa Gardini, dated as of May 19, 2011, as amended on July 28, 2011, as amended on September 15, 2011, as amended on September 21, 2011, and as amended on September 29, 2011 (2) +

10.2	Promissory Note between Xcel Brands, Inc. and IM Ready-Made, LLC, dated December 24, 3013 (11)

10.3	Second Amended and Restated Agreement and Consent to Assignment by and among QVC, Inc., IM Brands, LLC, IM Ready-Made, LLC, Xcel Brands, Inc. and Isaac Mizrahi, dated September 28, 2011 (3) *

10.4	Assignment and Assumption, New York Landlord Consent by and among Adler Holdings III, LLC, IM Ready-Made, LLC and Xcel Brands, Inc., dated September 29, 2011, and Guaranty by IM Brands, Inc., dated September 29, 2011 (2)

10.5	Agreement of Merger and Plan of Reorganization by and among NetFabric Holdings, Inc., NetFabric Acquisition Corp., and Xcel Brands, Inc., dated September 29, 2011 (2) +

10.6	Amended and Restated Employment Agreement entered into with Robert D’Loren dated February 21, 2012 (1) ††

10.7	Amendment No. 1 to the Amended and Restated Employment Agreement entered into with Robert D’Loren, effective as of January 22, 2013 (4) ††

10.8	Amended and Restated Employment Agreement entered into with Joe Falco, dated February 21, 2012 (1) ††

10.9	Amended and Restated Employment Agreement entered into with James Haran dated February 21, 2012 (1) ††

10.10	Amendment No. 1 to the Amended and Restated Employment Agreement entered into with James Haran, dated December 16, 2012 (6) ††

10.11	Amended and Restated Employment Agreement entered into with Seth Burroughs dated February 21, 2012 (1) ††

10.12	Amendment No. 1 to the Amended and Restated Employment Agreement entered into with Seth Burroughs, dated December 16, 2012 (6) ††

10.13	Employment Agreement entered into with Marisa Gardini, effective as of February 1, 2014 (12) ††

10.14	Employment Agreement entered into with Isaac Mizrahi, dated December 24, 2013 (11) ††

10.15	Form of Subscription Agreement relating to the June 2013 offering (7)

10.16	Engagement Agreement dated as of June 4, 2013 by and between Xcel Brands, Inc. and Threadstone Advisors LLC (7)

10.17	Line Letter Agreement dated as of July 31, 2013 between IM Brands, LLC and Bank Hapoalim B.M. (8)

10.18	Promissory Note dated July 31, 2013 in the principal amount equal to $13,000,000 made by IM Brands, LLC to the order of Bank Hapoalim B.M., as supplemented by the Loan Rider. (8)

10.19	Security Agreement dated as of July 31, 2013 between IM Brands, LLC and Bank Hapoalim B.M. (8)

10.20	Intellectual Property Security Agreement dated as of July 31, 2013 between the IM Brands, LLC and Bank Hapoalim B.M. (8)

10.21	Guaranty dated July 31, 2013 made by Xcel Brands, Inc. for the benefit of Bank Hapoalim B.M. (8)

10.22	Membership Pledge Agreement dated as of July 31, 2013 made by Xcel Brands, Inc. in favor of Bank Hapoalim B.M. (8)

10.23	Subordination Agreement dated as of July 31, 2013, among Bank Hapoalim B.M., IM Ready-Made, LLC, Xcel Brands, Inc. and IM Brands, LLC. (8)

10.24	Amendment No.1 to Second Amended and Restated Agreement and Consent to Assignment by and among QVC, Inc., IM Brands, LLC, IM Ready-Made, LLC, Xcel Brands, Inc. and Isaac Mizrahi, dated September 28, 2011 (9)

10.25	Amendment No. 2 to Amended and Restated Employment Agreement between the Company and Robert D’Loren (10) ††

10.26	Amendment No. 2 to Amended and Restated Employment Agreement between the Company and James Haran (10) ††

10.27	Amendment No. 2 to Amended and Restated Employment Agreement between the Company and Seth Burroughs (10) ††

10.28	Amendment No. 1 to Amended and Restated Employment Agreement between the Company and Joe Falco (10) ††

10.29	Second Amended and Restated Employment Agreement between the Company and Robert D’Loren (15) ††

10.30	Second Amended and Restated Employment Agreement between the Company and James Haran (15) ††

10.31	Second Amended and Restated Employment Agreement between the Company and Seth Burroughs (15) ††

10.32	Second Amended and Restated Employment Agreement between the Company and Joe Falco (15) ††

10.33	Fifth Amendment dated as of December 24, 2013 to the Asset Purchase Agreement filed as Exhibit 10.1 (11)

10.34	Amended and Restated Fifth Amendment, dated as of December 24, 2013 to the Asset Purchase Agreement filed as Exhibit 10.1 (12)

10.35	Line Letter Agreement entered into on April 3, 2014 and dated as of April 1, 2014 by and among Xcel Brands, Inc., JR Licensing LLC and Bank Hapoalim B.M. (13)

10.36	Guaranty of IM Brands, LLC in favor of Bank Hapoalim B.M. (13)

10.37	Promissory Note executed on April 3, 2014 and dated as of April 1, 2014 in the principal amount of $9,000,000 made by JR Licensing, LLC to the order of Bank Hapoalim B.M., as supplemented by Loan Rider (13)

10.38	Amendment No. 1 to Promissory Note, Line Letter Agreement and Security Agreements entered into on April 3, 2014 as of April 1, 2014 by and among IM Brands, LLC, Xcel Brands, Inc. and Bank Hapoalim B.M. (13)

10.39	Guaranty of JR Licensing LLC in favor of Bank Hapoalim B.M. (13)

10.40	Guaranty of Xcel Brands, Inc. in favor of Bank Hapoalim B.M. (13)

10.41	Employment Agreement entered into with Judith Ripka Berk as of April 1, 2014. (13) ††

10.42	Asset Purchase Agreement by and among Xcel Brands, Inc., JR Licensing, LLC, Judith Ripka Creations, Inc., Judith Ripka Companies Inc., Judith Ripka Designs, LTD, JSB Marketing Corp. and Judith Ripka Berk entered into as of April 1, 2014 (13) +

10.43	Asset Purchase Agreement by and among XCel Brands, Inc., H. Licensing, LLC and H Company IP LLC and House of Halston, LLC entered into on December 22, 2014 (18) +

10.44	Line Letter Agreement dated as of December 22, 2014 by and among XCel Brands, Inc., H Licensing LLC and Bank Hapoalim B.M. (18)

10.45	Guaranty of H Licensing, LLC in favor of Bank Hapoalim B.M. (18)

10.46	Promissory Note executed dated as of December 22, 2014 in the principal amount of $10,000,000 made by H Licensing, LLC to the order of Bank Hapoalim B.M., as supplemented by Loan Rider (18)

10.47	Amendment No. 1 to Promissory Note, Line Letter Agreement and Security Agreements dated as of December 22, 2014 by and among JR Licensing, LLC, XCel Brands, Inc. and Bank Hapoalim B.M. (18)

10.48	Amendment No. 2 to Promissory Note, Line Letter Agreement and Security Agreements dated as of December 22, 2014 by and among IM Brands, LLC, XCel Brands, Inc. and Bank Hapoalim B.M. (18)

10.49	Guaranty of IM Brands, LLC in favor of Bank Hapoalim B.M. (18)

10.50	Guaranty of JR Licensing LLC in favor of Bank Hapoalim B.M. (18)

10.51	Guaranty of XCel Brands, Inc. in favor of Bank Hapoalim B.M. (18)

10.52	Letter Agreement dated as of December 22, 2014 by and between XCel Brands, Inc. and Young America Capital, LLC (18)

10.53	Security Agreement dated as of December 22, 2014 by and between H Licensing, LLC. and Bank Hapoalim B.M. (18)

10.54	Intellectual Property Security Agreement dated as of December 22, 2014 by and between H Licensing, LLC. and Bank Hapoalim B.M. (18)

10.55	Amendment No. 2 to Line Letter Agreement dated as of February 19, 2015 by and among JR Licensing, LLC, XCel Brands, Inc. and Bank Hapoalim B.M. **

10.56	Amendment No. 3 to Line Letter Agreement dated as of February 19, 2015 by and among IM Brands, LLC, XCel Brands, Inc. and Bank Hapoalim B.M. **

10.57	Release Letter dated as of February 20, 2015, by and between the Company and Thai Jewelry Manufacturer Co. LTD. **

21.1	Subsidiaries of the Registrant (20)

23.1	Consent of Independent Registered Public Accounting Firm**

31(i).1	Rule 13a-14(a)/15d-14(a) Certification (CEO)**

31(i).2	Rule 13a-14(a)/15d-14(a) Certification (CFO)**

32(i).1	Section 1350 Certification (CEO)**

32(i).2	Section 1350 Certification (CEO)**

99.2	Audit Committee Charter (2)

99.3	Compensation Committee Charter (2)

99.4	Nominating and Corporate Governance Committee Charter (2)

101.INS	XBRL Instance Document **

101.SCH	XBRL Schema Document **

101.CAL	XBRL Calculation Linkbase Document **

101.DEF	XBRL Definition Linkbase Document **

101.LAB	XBRL Label Linkbase Document **

101.PRE	XBRL Presentation Linkbase Document **

(1)	This Exhibit is incorporated by reference to the appropriate exhibit to the Annual Report filed on Form 10-K, which was filed with the SEC on March 30, 2012.

(2)	This Exhibit is incorporated by reference to the appropriate exhibit to the Current Report on Form 8-K, which was filed with the SEC on October 5, 2011.

(3)	This Exhibit is incorporated by reference to the appropriate exhibit to the Current Report filed on Form 8-K/A, which was filed with the SEC on February 7, 2012.

(4)	This Exhibit is incorporated by reference to the appropriate exhibit to the Current Report on Form 8-K, which was filed with the SEC on December 19, 2012.

(5)	This Exhibit is incorporated by reference to the appropriate exhibit to the Current Report on Form 8-K, which was filed with the SEC on July 7, 2012.

(6)	This Exhibit is incorporated by reference to the appropriate exhibit to the Annual Report on Form 10-K/A for the year ended December 31, 2012, which was filed with the SEC on April 22, 2013.

(7)	This Exhibit is incorporated by reference to the appropriate exhibit to the Current Report on Form 8-K, which was filed with the SEC on June 7, 2013.

(8)	This Exhibit is incorporated by reference to the appropriate exhibit to the Current Report on form 8-K, which was filed with the SEC on August 7, 2013.

(9)	This Exhibit is incorporated by reference to the appropriate exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, which was filed with the SEC on August 13, 2013.

(10)	This Exhibit is incorporated by reference to the appropriate exhibit to the Current Report on Form 8-K which was filed with the SEC on October 21, 2013.

(11)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on December 24, 2013.

(12)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on March 20, 2014.

(13)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on April 9, 2014.

(14)	This Exhibit is incorporated by reference to the appropriate exhibit to the Annual Report on Form 10-K/A for the year ended December 31, 2013, which was filed with the SEC on April 21, 2014.

(15)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on October 3, 2014.

(16)	Reserved.

(17)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on November 7, 2014.

(18)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on December 24, 2014.

(19)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Definitive Information Statement on Form 14C, which was filed with the SEC on October 16, 2014.

(20)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Registration Statement on Form S-1, which was filed with the SEC on February 11, 2015.

*Portions of this exhibit have been omitted pursuant to a Request for Confidential Treatment and filed separately with the Securities and Exchange Commission. Such portions are designated “***”.

+ Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Xcel Brands, Inc. hereby undertakes to furnish supplementally to the Securities and Exchange Commission copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

** Filed herewith

†† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2015	/s/ Robert W. D’Loren
Robert W. D’Loren, Chairman, President,
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title
/s/ Robert D’Loren	Chief Executive Officer and Chairman	March 31, 2015
Robert D’Loren	(Principal Executive Officer)

/s/ James Haran	Chief Financial Officer	March 31, 2015
James Haran	(Principal Financial Officer and Principal Accounting Officer)

/s/ Marisa Gardini	Director	March 31, 2015
Marisa Gardini

/s/ Benjamin Malka	Director	March 31, 2015
Benjamin Malka

Director
Mark DiSanto

/s/ Todd Slater	Director	March 31, 2015
Todd Slater

/s/ Edward Jones, III	Director	March 31, 2015
Edward Jones, III

/s/ Howard Liebman	Director	March 31, 2015
Howard Liebman

