Form 10-Q
period 2015-03-31
XCel Brands, Inc.
filed 2015-05-15
CIK 1083220

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

COMMISSION FILE NUMBER: 0-31553

XCEL BRANDS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	76-0307819
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

475 Tenth Ave, 4th Floor

New York, NY 10018

(Address of Principal Executive Offices)

(347)727-2474

(Issuer's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§32.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

As of May 8, 2015, there were 14,649,689 shares of common stock, $.001 par value per share, of the issuer outstanding.

XCEL BRANDS, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Xcel Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited)	(See Note 1)
Assets
Current Assets:
Cash and cash equivalents	$6,208,000	$8,531,000
Accounts receivable, net	4,883,000	3,641,000
Prepaid expenses and other current assets	699,000	532,000
Deferred tax asset	633,000	633,000
Current assets held for disposition from discontinued retail operations	425,000	503,000
Total current assets	12,848,000	13,840,000
Property and Equipment:
Property and equipment, net	834,000	833,000
Other Assets:
Trademarks and other intangibles, net	97,536,000	97,679,000
Goodwill	12,371,000	12,371,000
Deferred finance costs, net	595,000	624,000
Other assets	274,000	271,000
Long-term assets held for disposition from discontinued retail operations	-	123,000
Total non-current other assets	110,776,000	111,068,000
Total Assets	$124,458,000	$125,741,000

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$2,858,000	$3,339,000
Deferred revenue	264,000	256,000
Installment obligations in connection with the acquisition of the Ripka Brand	1,290,000	2,190,000
Other current liabilities	104,000	190,000
Current portion of long-term debt	6,615,000	5,650,000
Current portion of long-term debt, contingent obligations	5,766,000	5,766,000
Current liabilities held for disposition from discontinued retail operations	261,000	218,000
Total current liabilities	17,158,000	17,609,000
Long-Term Liabilities:
Long-term debt, less current portion	36,044,000	39,648,000
Deferred tax liabilities	7,714,000	8,082,000
Other long-term liabilities	208,000	178,000
Total long-term liabilities	43,966,000	47,908,000
Total Liabilities	61,124,000	65,517,000

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 35,000,000 shares authorized at March 31, 2015 and December 31, 2014 and 14,316,355 and 14,011,896 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	14,000	14,000
Paid-in capital	60,159,000	56,718,000
Retained earnings	3,161,000	3,492,000
Total Stockholders' Equity	63,334,000	60,224,000

Total Liabilities and Stockholders' Equity	$124,458,000	$125,741,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2015	2014
Revenues
Net licensing revenue	$6,524,000	$3,540,000
Net e-commerce sales	67,000	-
Total revenues	6,591,000	3,540,000
Cost of goods sold	45,000	-
Gross profit	6,546,000	3,540,000

Operating expenses
Salaries, benefits and employment taxes	3,103,000	1,976,000
Other design and marketing costs	284,000	175,000
Other selling, general and administrative expenses	986,000	680,000
Stock-based compensation	1,013,000	1,565,000
Depreciation and amortization	262,000	224,000
Total operating expenses	5,648,000	4,620,000

Other expense
Loss on extinguishment of debt	611,000	-

Operating income (loss)	287,000	(1,080,000)

Interest and finance expense
Interest expense - term debt	312,000	144,000
Other interest and finance charges	199,000	94,000
Total interest and finance expense	511,000	238,000

Loss from continuing operations before income taxes	(224,000)	(1,318,000)

Income tax benefit	(106,000)	(494,000)

Loss from continuing operations	(118,000)	(824,000)

Loss from discontinued operations, net	(213,000)	(131,000)

Net loss	$(331,000)	$(955,000)

Basic and diluted loss per share:
Continuing operations	$(0.01)	$(0.08)
Discontinued operations, net	(0.01)	(0.01)
Net loss	$(0.02)	$(0.09)

Basic weighted average common shares outstanding	14,069,419	10,830,312

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

	Common Stock		Paid-in	Retained
	Share	Amount	Capital	Earnings	Total

Balances, January 1, 2015	14,011,896	$14,000	$56,718,000	$3,492,000	$60,224,000

Shares issued to employees in connection with restricted stock grants, net of forfeitures	37,792	-	-	-	-

Compensation expense in connection with stock options, warrants and restricted stock	-	-	1,013,000	-	1,013,000

Issuance of Common Stock in connection with the extinguishment of Ripka Seller Notes	266,667	-	2,400,000	-	2,400,000

Tax benefit from vested stock grants and exercised options	-	-	28,000	-	28,000

Net loss for the period ended March 31, 2015	-	-	-	(331,000)	(331,000)

Balances, March 31, 2015	14,316,355	$14,000	$60,159,000	$3,161,000	$63,334,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2015	2014

Cash flows from operating activities
Net loss	$(331,000)	$(955,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations, net	213,000	131,000
Depreciation and amortization expense	262,000	224,000
Amortization of deferred finance costs	39,000	11,000
Stock-based compensation	1,013,000	1,565,000
Allowance for doubtful accounts	35,000	-
Amortization of note discount	155,000	78,000
Deferred income tax benefit	(340,000)	(494,000)
Tax benefit from vested stock grants and exercised options	(28,000)	-
Loss on extinguishment of debt	611,000	-
Changes in operating assets and liabilities:
Accounts receivable	(1,277,000)	(152,000)
Prepaid expenses and other assets	(175,000)	(108,000)
Accounts payable and accrued expenses	(483,000)	(164,000)
Deferred revenue	12,000	(114,000)
Other liabilities	(57,000)	(18,000)
Net cash provided by (used in) operating activities from continuing operations	(351,000)	4,000
Net cash used in operating activities from discontinued operations, net	(49,000)	(110,000)
Net cash used in operating activities	(400,000)	(106,000)

Cash flows used in investing activities
Cash consideration for asset acquisition of the H Halston Brands	(14,000)	-
Purchase of property and equipment	(27,000)	(112,000)
Advance deposit related to trademark acquisition	-	(168,000)
Net cash used in investing activities from continuing operations	(41,000)	(280,000)
Net cash used in investing activities from discontinued operations	-	(194,000)
Net cash used in investing activities	(41,000)	(474,000)

Cash flows provided by financing activities
Shares repurchased on vesting of restricted stock	-	(63,000)
Tax benefit from vested stock grants and exercised options	28,000
Payment of contingent obligation	-	(315,000)
Payment of deferred finance costs	(10,000)	(35,000)
Payment of long-term debt	(1,000,000)	-
Payment of installment obligations related to the acquisition of the Ripka Brand	(900,000)	-
Net cash used in financing activities	(1,882,000)	(413,000)

Net decrease in cash and cash equivalents	(2,323,000)	(993,000)

Cash and cash equivalents, beginning of period	8,531,000	7,461,000

Cash and cash equivalents, end of period	$6,208,000	$6,468,000

Supplemental disclosure of non-cash activities:
Issuance of common stock as payment for notes payable	$2,400,000	$-

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$303,000	$39,000
Cash paid during the period for interest	$222,000	$144,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

(Unaudited)

1.	Nature of Operations, Background and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations or cash flows. It is Xcel Brands, Inc.’s, (the “Company’s”) opinion, however, that the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 31, 2015, which contains the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the years ended December 31, 2014 and 2013. The financial information as of December 31, 2014 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The interim results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any future interim periods.

The Company is a brand development and media company engaged in the design, licensing, marketing and direct to consumer sales of branded apparel, footwear, accessories, jewelry and home goods, and the acquisition of additional high profile consumer lifestyle brands, including the Isaac Mizrahi brand (the "Isaac Mizrahi Brand"), the Judith Ripka brand (the “Ripka Brand”), certain rights of the Liz Claiborne New York brand (“LCNY Brand”), and the H by Halston and H Halston brands (collectively, the “H Halston Brands”).

The Company operates in a “working capital light” business model, wherein the Company licenses its brands to third parties, provides certain design services, and generates royalty and design and service fee revenues through licensing and other agreements with wholesale manufacturers, sourcing and design companies and retailers. This includes licensing its own brands for promotion and distribution through an omni-channel retail sales strategy, including distribution through direct-response television (i.e., QVC, Inc. (“QVC”) and The Shopping Channel), the internet and traditional brick-and-mortar retail channels. The Isaac Mizrahi Brand and LCNY Brand are licensed through the Company’s wholly-owned subsidiary, IM Brands, LLC (“IM Brands”) (the “Isaac Mizrahi Business”), the Ripka Brand is licensed through the Company’s wholly-owned subsidiary, JR Licensing, LLC (“JR Licensing”) and the H Halston Brands are licensed through the Company’s wholly-owned subsidiary, H Licensing, LLC (“H Licensing”).

From June 2013 through December 2014, the Company operated its retail business through its wholly-owned subsidiary, IMNY Retail Management, LLC. In December 2014, the Company discontinued its retail stores. Accordingly, the Company’s retail operations are treated as discontinued operations and prior periods presented have been reclassified to give effect to this change (see Note 8).

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

As a result of the Company's discontinued operations, certain reclassifications have been made to the prior period condensed consolidated financial statements to conform to the current period presentation.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The core principle of ASU 2014-09 is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for fiscal years beginning after December 15, 2016 and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements and disclosures. In April 2015, the FASB proposed deferring the effective date of ASU 2014-09 for one year, and proposed some modifications to the original provisions. These proposals are pending.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest” (“ASU 2015-03”). ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments of ASU 2015-03. For public business entities, ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 31, 2015, and interim periods within those fiscal years. For all other entities, ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

(Unaudited)

2.	Trademarks, Goodwill and Other Intangibles

Trademarks and other intangibles, net consist of the following:

	March 31, 2015	December 31, 2014
Trademarks	$96,676,000	$96,662,000
Licensing agreements	2,000,000	2,000,000
Non-compete agreement	562,000	562,000
Copyrights and other intellectual property	190,000	190,000
Accumulated amortization	(1,892,000)	(1,735,000)
Net carrying amount	$97,536,000	$97,679,000

Amortization expense for intangible assets for the quarter ended March 31, 2015 (the “Current Quarter”) and the quarter ended March 31, 2014 (the “Prior Year Quarter”) was $157,000 and $132,000, respectively. The trademarks of the Isaac Mizrahi Brand, the Ripka Brand and the H Halston Brands have been determined to have indefinite useful lives and accordingly, consistent with Accounting Standards Codification (“ASC”) Topic 350, no amortization has been recorded in the Company’s unaudited condensed consolidated statements of operations.

The Company has $12.37 million of goodwill that represents the excess of the purchase price over the fair value of net assets acquired accounted for under the acquisition method of accounting relating to the acquisition of the Isaac Mizrahi Business. There was no change in goodwill during the Current Quarter.

3.	Significant Contracts

QVC Agreements

Under the Company’s agreements with QVC, QVC is required to pay the Company fees based primarily on a percentage of its net sales of Isaac Mizrahi, Ripka and H Halston branded merchandise. QVC royalty revenue represents a significant portion of the Company’s total revenues. Royalties from QVC totaled $5.15 million and $2.29 million for the Current Quarter and Prior Year Quarter, respectively, representing 79% and 65% of the Company’s total revenues, respectively. As of March 31, 2015 and December 31, 2014, the Company had receivables from QVC of $3.58 million and $2.36 million, representing 73% and 65% of the Company’s receivables, respectively. The March 31, 2015 QVC receivables include $500,000 of earned revenue that had been accrued but not billed as of March 31, 2015.

4.	Debt

The Company’s net carrying amount of debt is comprised of the following:

	March 31, 2015	December 31, 2014
IM Term Loan	$12,500,000	$12,750,000
JR Term Loan	9,000,000	9,000,000
H Term Loan	10,000,000	10,000,000
IM Seller Note	4,692,000	5,366,000
Ripka Seller Notes (*)	2,683,000	4,398,000
Contingent obligation - IM Seller (*)	5,766,000	5,766,000
Contingent obligation - JR Seller	3,784,000	3,784,000
Total	48,425,000	51,064,000
Current portion (*)	12,381,000	11,416,000
Total long-term debt	$36,044,000	$39,648,000

(*) $5.77 million of the current portion of long-term debt consists of contingent obligation related to IM Brands, described below, which is payable in common stock or cash, at the Company’s option. The current portion of long-term debt also includes the $2.24 million fair value of the Ripka Seller Notes, which was redeemed on April 21, 2015 for shares of our common stock (See Note 10, Subsequent Events).

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

(Unaudited)

IM Term Loan

On August 1, 2013, IM Brands entered into a $13.0 million five year term loan with Bank of Hapoalim (“BHI”) (as amended, the “IM Term Loan”). The IM Term Loan is secured by all of the assets of IM Brands and the Company’s membership interest in IM Brands and bears interest at an annual fixed rate of 4.44%, payable quarterly in arrears each calendar quarter. The obligations under the IM Term Loan are also guaranteed by the Company. Scheduled principal payments are as follows:

Year Ending December 31,	Amount of Principal Payment
2015 (April 1 through December 31)	$1,125,000
2016	2,625,000
2017	3,125,000
2018	5,625,000
Total	$12,500,000

IM Brands is required to prepay the outstanding amount of the IM Term Loan from excess cash flow for each fiscal year commencing with the year ending December 31, 2015 in arrears in an amount equal to (i) fifty percent (50%) of the excess cash flow for such fiscal year, until such time as principal payments to BHI under the IM Term Loan and the JR Term Loan equals $1,000,000 in the aggregate, then twenty percent (20%) of the excess cash flow for such fiscal year. Excess cash flow means, for any fiscal period, cash provided by operating activities for such period less (a) capital expenditures not made through the incurrence of indebtedness less (b) all interest and principal (including indebtedness owed for the IM Term Loan) paid or payable during such period less (c) all income tax payments made during such period.

See “Financial Covenants” below for a summary of the financial covenants required under the IM Term Loan.

JR Term Loan

On April 3, 2014, the Company entered into a $9 million five year term loan with BHI (as amended, the “JR Term Loan”). The JR Term Loan is secured by all of the assets of JR Licensing and a guarantee from the Company secured by a pledge of the Company’s membership interest in JR Licensing and by a guarantee from IM Brands, secured by a pledge of all of IM Brands’ assets. The JR Term Loan bears interest at an annual variable rate of either LIBOR plus 3.5% or Prime plus 0.50%, at JR Licensing’s option, payable, if the JR Term Loan is bearing interest based on LIBOR, on the last business day of the applicable interest period and, if the JR Term Loan is bearing interest based on Prime, quarterly in arrears on the first day of each calendar quarter. Scheduled principal payments, which begin April 1, 2015, are as follows:

Year Ending December 31,	Amount of Principal Payment
2015 (April 1 through December 31)	$1,125,000
2016	2,250,000
2017	2,875,000
2018	2,250,000
2019	500,000
Total	$9,000,000

JR Licensing shall prepay the outstanding amount of the JR Term Loan from excess cash flow (the “JR Cash Flow Recapture”) for each fiscal year commencing with the year ending December 31, 2015 in arrears in an amount equal to fifty percent (50%) of such JR Cash Flow Recapture. JR Cash Flow Recapture shall mean for any fiscal period, cash provided by operating activities for such period less (a) capital expenditures not made through the incurrence of indebtedness less (b) all interest and principal (including indebtedness owed for the JR Term Loan) paid or payable during such period less (c) the portion of the holdback amount paid or payable pursuant to the asset purchase agreement dated April 1, 2014 by and between JR Licensing and Judith Ripka Berk (“Ms. Berk”) and certain companies owned by Ms. Berk (collectively “Ripka”) during such period less (d) payments made during such period by JR Licensing to the Company equal to the estimated tax liability of the Company resulting from any taxable income (net of losses, including for prior years to the extent permitted to be deducted) of JR Licensing. JR Licensing also executed a guaranty of the IM Term Loan, secured by a pledge of all of JR Licensing’s assets.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

(Unaudited)

See “Financial Covenants” below for a summary of the financial covenants required under the JR Term Loan.

H Term Loan

On December 22, 2014, H Licensing entered into a $10 million, five year term loan with BHI (“H Term Loan”). The H Term Loan is secured by (i) all of the assets of H Licensing, (ii) a guarantee by the Company, secured by a pledge of the Company’s membership interest in H Licensing, (iii) a guarantee from IM Brands, secured by a pledge of all of the assets of IM Brands, and (iv) a guarantee from JR Licensing, secured by a pledge of all of the assets of JR Licensing.

The H Term Loan bears interest at an annual rate, as elected by H Licensing, of LIBOR plus 3.50% or Prime rate plus 0.50%. Interest on the H Term Loan accruing at a rate based on LIBOR is payable on the last business day of the applicable interest period and interest on the H Term Loan accruing at a rate based on the Prime rate is payable quarterly in arrears on the first day of each calendar quarter. Scheduled principal payments of the H Loan are as follows:

Year Ending December 31,	Amount of Principal Payment
2016	$1,500,000
2017	2,500,000
2018	3,000,000
2019	3,000,000
Total	$10,000,000

For any fiscal year commencing with the fiscal year ending December 31, 2015, H Licensing is required to prepay the outstanding amount of the H Term Loan from excess cash flow for the prior fiscal year in an amount equal to twenty percent (20%) of such excess cash flow. Excess cash flow is defined as, for any fiscal period, cash provided by operating activities for such period less (a) capital expenditures not made through the incurrence of indebtedness less (b) all cash interest and principal (including the H Term Loan) paid or payable during such period less (c) all taxes paid or payable during such period less (d) payments made during such period by H Licensing to the Company equal to the estimated tax liability of the Company resulting from any taxable income (net of losses, including for prior years to the extent permitted to be deducted) of H Licensing. H Licensing also executed a guarantee of the Company’s outstanding term loans with BHI.

See “Financial Covenants” below for a summary of the financial covenants required under the H Term Loan.

Financial Covenants – Term Loans

The Company is required to maintain minimum fixed charge ratio and liquidity covenants and other non-monetary covenants, including reporting requirements and trademark preservation in accordance with the terms and conditions of the IM Term Loan, the JR Term Loan, and the H Term Loan (collectively, the “Term Loans”). In addition:

•	EBITDA (as defined in the respective term loan agreements) of the Company on a consolidated basis shall not be less than $7,500,000 for the year ending December 31, 2015, not less than $15,500,000 for the year ending December 31, 2016 and not less than $17,000,000 for year ending December 31, 2017 and each year end thereafter;

•	Capital expenditures of the Company on a consolidated basis in any fiscal year shall not exceed $1,300,000, of which not more than $500,000 shall be capital expenditures for the retail division for the year ending December 31, 2015, and $500,000 for the year ending December 31, 2016 and each year end thereafter;

•	The fixed charge ratio of the Company on a consolidated basis shall not be less than 1.20 to 1.00 at the end of each fiscal quarter for the twelve fiscal month period ending on such fiscal quarter;

•	Net worth of the Company on a consolidated basis shall not be less than $40 million at any time;

•	Liquid assets of the Company on a consolidated basis shall not be less than $4,500,000 at any time;

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

(Unaudited)

•	EBITDA of IM Brands (as defined in the agreement) shall not be less than $9,000,000 for the year ending December 31, 2015, not less than $11,000,000 for the year ending December 31, 2016 and not less than $12,500,000 for the year ending December 31, 2017 and each year end thereafter;

•	EBITDA of JR Licensing (as defined in the agreement) shall not be less than $4,000,000 for the year ending December 31, 2015 and not less than $5,000,000 for the year ending December 31, 2016 and each year end thereafter;

•	H Licensing’s loss, if any (prior to the Company’s allocable expenses) for the year ending December 31, 2015 cannot exceed $500,000 and EBITDA of H Licensing (as defined in the agreement) shall not be less than $4,500,000 for the year ending December 31, 2016 and not less than $5,000,000 for the year ending December 31, 2017 and each year end thereafter; and

•	H Licensing shall have license royalty income of at least $6,000,000 each year commencing for the year ending December 31, 2016.

As of March 31, 2015, the Company was in compliance with all of the covenants under the Term Loans.

For the Current Quarter and the Prior Year Quarter, the Company incurred interest expense of $312,000 and $144,000, respectively, related to the Term Loans.

IM Seller Note

On September 29, 2011, as part of the consideration for the purchase of the Isaac Mizrahi Business, the Company issued to IM Ready-Made, LLC (“IM Ready”) a promissory note in the principal amount of $7,377,000 (as amended, the “IM Seller Note”). The stated interest rate of the IM Seller Note is 0.25%. Management determined that this rate was below the Company’s expected borrowing rate, which was then estimated at 9.25% per annum. Therefore, the Company discounted the IM Seller Note by $1,740,000 using a 9.0% imputed annual interest rate, resulting in an initial value of $5,637,000. Also, on September 29, 2011, the Company prepaid $123,000 of interest on the IM Seller Note. The imputed interest amount is being amortized over the term of the IM Seller Note and recorded as other interest and finance expense on the Company’s unaudited condensed consolidated statements of operations.

On December 24, 2013, the IM Seller Note was amended to (1) revise the maturity date to September 30, 2016 (the “Amended Maturity Date”), (2) revise the date to which the maturity date may be extended to September 30, 2018. The IM Seller Note also (1) provides the Company with a prepayment right with its Common Stock, subject to remitting in cash the required cash payments set forth below and a minimum Common Stock price of $4.50 per share, and (2) requires interim scheduled payments. The remaining scheduled principal payments (including amortization of imputed interest) are as follows:

Payment Date	Payment Amount
January 31, 2016 (i)	$750,000
September 30, 2016 (ii)	$4,377,432

(i)	Payable in cash subject to BHI approving the cash payment. If BHI does not approve the cash payment, the amount shall be payable in shares of Common Stock subject to the provisions described above.
(ii)	Payable in stock or cash at the Company’s sole discretion. Amounts paid in cash require BHI’s approval. Amounts payable in shares of Common Stock are subject to the provisions described above.

The stated interest rate of the IM Seller Note remains at 0.25%. Management determined that the Company’s expected borrowing rate as of the date of the amendment was 6.44%. Based on the revised payment schedule and the change in the Company’s expected borrowing rate, the Company increased the IM Seller Note discount by $337,000, and accordingly reduced the carrying value of the IM Seller Note.

For the Current Quarter and the Prior Year Quarter, the Company incurred interest expense of $81,000 and $83,000, respectively, which includes amortization of the discount on the IM Seller Note of $76,000 and $79,000, respectively. The IM Seller Note balance, net of discount, at March 31, 2015 and December 31, 2014 was $4,692,000 and $5,366,000, respectively.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

(Unaudited)

Ripka Seller Notes

On April 3, 2014, as part of the consideration for the purchase of the Ripka Brand, JR Licensing issued to Ripka promissory notes in the aggregate principal amount of $6,000,000 (the “Ripka Seller Notes”). The Ripka Seller Notes have a term of five years from the date of issuance, are payable in cash or shares of the Company’s Common Stock valued at the time of payment, at the Company’s option, and with a floor price of $7.00 per share if paid in stock, with Ripka having certain rights to extend the maturity of the Ripka Seller Notes in the event the Company’s stock is trading at a price of less than $7.00 per share. On February 20, 2015, a portion of the Ripka Seller Notes was amended and satisfied.

Management determined that its expected borrowing rate is estimated to be 7.33% per annum and, therefore, discounted the Ripka Seller Notes by $1,835,000 using a 7.33% imputed annual interest rate, resulting in an initial value of $4,165,000. The imputed interest amount is being amortized over the term of the Ripka Seller Notes and recorded as other interest and finance expense on the Company’s condensed consolidated statements of operations.

On February 20, 2015, the Company agreed to cancel Ripka Seller Notes in the principal amount of $3.0 million and execute in its place: (i) a $2.4 million principal amount promissory note issued in the name of Ripka (the “$2,400,000 Seller Note”) and (ii) a $600,000 principal amount promissory note issued in the name of Ripka (the “$600,000 Seller Note”), each with substantially the same terms as the Ripka Seller Notes; provided, however, that the Company and Ms. Ripka agreed that, upon Ripka’s assignment of the $600,000 Seller Note to a permitted assignee, the principal payments under the $600,000 Seller Note shall accelerate to be payable in eight equal quarterly installments of $75,000 with the first payment due on March 31, 2015 and with the final principal payment payable on December 31, 2016. The $2,400,000 Seller Note was assigned by Ripka to Judith Ripka Creations, Inc. and then assigned by Judith Ripka Creations, Inc. to Thai Jewelry Manufacturer Co. LTD. (“Thai Jewelry”).

On February 20, 2015, the Company entered into a release letter (the “Release Letter”) with Thai Jewelry, pursuant to which the Company agreed to issue to Thai Jewelry an aggregate of 266,667 shares of the Company’s Common Stock in exchange for the cancellation of the $2,400,000 Seller Note. On March 25, 2015, the Company issued the shares of Common Stock pursuant to the Release Letter. The carrying value, net of the discount at the time of the redemption of the $2.4 million Ripka Seller Notes was $1.79 million and, as a result, the Company recorded a loss on the early extinguishment of debt of $611,000 during the Current Quarter, which is included in the accompanying condensed consolidated statements of operations.

For the Current Quarter, the Company incurred interest expense of $79,000, which consists solely of amortization of the discount on the Ripka Seller Notes. The Ripka Seller Notes balance, net of discount, at March 31, 2015 and December 31, 2014 was $2,683,000 and $4,398,000, respectively.

Contingent Obligations

IM Earn-Out Obligation

IM Ready may earn additional shares of Common Stock with a value of up to $7,500,000 (the “IM Earn-Out Value”) for the 12-month period ending September 30, 2015, with the number of shares to be issued based upon the greater of (i) $4.50 per share and (ii) the average stock price for the last twenty days in such period, and with such earn-out payment contingent upon the Isaac Mizrahi Business achieving the net royalty income target set forth below (the “IM Earn-Out Obligation”). On December 24, 2013, the Company and IM Ready amended the terms of the IM Earn-Out Obligation and eliminated the additional consideration for the fiscal year ending September 30, 2014 and the Company made a one-time cash payment of $315,000 to IM Ready in March 2014. The IM Earn-Out Obligation is recorded as the current portion of long-term debt in the amount of $3.0 million at March 31, 2015 and December 31, 2014 in the accompanying condensed consolidated balance sheets.

Any future change in the IM Earn-Out Obligation will result in an expense or income in the period in which it is determined the fair market value has changed. The royalty targets and percentage of the potential earn-out value are as follows:

Royalty Target Period	Royalty Target	Earn-Out Value

Royalty Target Period (October 1, 2014 to September 30, 2015)	$24,000,000	$7,500,000

IM Ready will receive a percentage of the IM Earn-Out Value based upon the percentage of the actual net royalty income of the Isaac Mizrahi Business to the royalty target as set forth below.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

(Unaudited)

Applicable Percentage	% of Earn-Out Value Earned
Less than 76%	0%
76% up to 80%	40%
80% up to 90%	70%
90% up to 95%	80%
95% up to 100%	90%
100% or greater	100%

The IM Earn-Out Value is payable solely in stock. In accordance with ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC Topic 480”), the IM Earn-Out Obligation is treated as a liability in the accompanying condensed consolidated balance sheets because of the variable number of shares payable under the agreement.

QVC Earn-Out

The Company is obligated to pay IM Ready $2.76 million, payable in cash or Common Stock, at the Company’s option, contingent upon IM Brands receiving aggregate net royalty income of at least $2.5 million from QVC in the twelve-month period ending September 30, 2015 with the number of shares of such stock based upon the greater of (x) $4.50 per share, and (y) the average stock price for the last twenty business days prior to the time of such issuance (the “QVC Earn-Out’). Management has determined that it is probable that the $2.5 million in net royalty income from QVC will be met. In accordance with ASC Topic 480, the QVC Earn-Out obligation is treated as a liability in the accompanying condensed consolidated balance sheets because of the variable number of shares payable under the agreement. Management will assess no less frequently than each reporting period the status of this contingent obligation. Any change in the expected obligation will result in an expense or income in the period in which it is determined fair market value has changed. The QVC Earn-Out is recorded as a current liability in the accompanying condensed consolidated balance sheets because of the variable number of shares payable under the agreement.

Ripka Earn-Out

In connection with the purchase of the Ripka Brand, the Company agreed to pay Ripka additional consideration of up to $5 million in aggregate (the “Ripka Earn-Out”), payable in cash or shares of the Company’s Common Stock based on the fair market value of the Common Stock at the time of payment, and with a floor of $7.00 per share, based on the Ripka Brand achieving in excess of $1 million of net royalty income during each of the 12-month periods ending on October 1, 2016, 2017 and 2018, less the sum of all earn-out payments for any prior earn-out period. Net royalty income shall not include any revenues generated by direct-response television sales or any revenue accelerated as a result of termination. The Ripka Earn-Out of $3.78 million is recorded as long-term debt at March 31, 2015 on the condensed consolidated balance sheets based on the difference between the fair value of the assets of the Ripka Brand acquired and the total consideration paid. In accordance with ASC Topic 480, the Ripka Earn-Out obligation is treated as a liability in the accompanying condensed consolidated balance sheet because of the variable number of shares payable under the agreement.

As of March 31, 2015 and December 31, 2014, total contingent obligations were $9.55 million.

5.	Stockholders’ Equity

2011 Equity Incentive Plan

The Company’s 2011 Equity Incentive Plan, as amended and restated (the “Plan”) is designed and utilized to enable the Company to offer its employees, officers, directors, consultants and others whose past, present and/or potential contributions to the Company have been, are or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company. A total of 8,000,000 shares of common stock are eligible for issuance under the Plan. The Plan provides for the grant of any or all of the following types of awards: stock options, restricted stock, deferred stock, stock appreciation rights and other stock-based awards. The Plan is administered by the Company’s Board of Directors or, at the Board's discretion, a committee of the Board.

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

(Unaudited)

Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock Options

Options granted under the Plan expire at various times, either five, seven or ten years from the date of grant, depending on the particular grant.

The Company did not grant any stock options during the Current Quarter.

A summary of the Company’s stock options for the Current Quarter is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	404,000	$6.67	2.89	$1,472,000
Granted	-	-
Canceled	-	-
Exercised	-	-
Expired/Forfeited	(1,250)	(4.00)
Outstanding and expected to vest at March 31, 2015	402,750	$5.36	2.64	$1,465,000
Exercisable at March 31, 2015	307,750	$4.69	2.10	$1,327,000

The preceding table does not include options to purchase 576 shares of Common Stock for $728 per share issued under the Company’s former equity plan. The Company does not expect to issue any equity awards under this plan.

Compensation expense related to stock options for the Current Quarter and the Prior Year Quarter was $17,000 and $11,000, respectively. Total unrecognized compensation expense related to unvested stock options at March 31, 2015 amounts to $83,000 and is expected to be recognized over a weighted average period of 1.27 years.

The following table summarizes the Company’s stock option activity for non-vested options for the Current Quarter:

	Number of Options	Weighted Average Grant Date Fair Value
Balance at January 1, 2015	95,000	$1.43
Granted	-	-
Vested	-	-
Forfeited or Canceled	-	-
Balance at March 31, 2015	95,000	$1.43

Warrants

Warrants granted under the Plan expire at various times, either five, seven or ten years from the date of grant, depending on the particular grant.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

(Unaudited)

A summary of the Company’s warrants for the Current Quarter is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	2,219,543	6.07	4.23	$6,497,413
Granted	-	-
Canceled	-	-
Exercised	-	-
Expired/Forfeited	-	-
Outstanding at March 31, 2015	2,219,543	$6.07	3.98	$6,497,413
Exercisable at March 31, 2015	2,219,543	$6.07	3.98	$6,497,413

The Company did not grant any warrants to purchase share of Common Stock during the Current Quarter.

No compensation expense was recorded in the Current Quarter or Prior Year Quarter related to warrants.

Restricted Stock

A summary of the Company’s restricted stock for the Current Quarter is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	3,208,410	$4.46
Granted	43,167	9.00
Canceled	-	-
Vested	(45,667)	6.94
Expired/Forfeited	(5,375)	6.23
Outstanding at March 31, 2015	3,200,535	$4.48

On January 1, 2015, the Company issued to a non-executive employee 25,000 shares of restricted stock. The shares of restricted stock vest evenly over two years, whereby 50% shall vest on January 1, 2016 and 50% shall vest on January 1, 2017. Notwithstanding the foregoing, the grantee may extend the first anniversary of all or a portion of the restricted stock by six months and, thereafter one or more times may further extend such date with respect to all or a portion of the restricted stock until the next following November 30th or May 31st, as the case may be, by providing written notice of such election to extend such date with respect to all or a portion of the restricted stock prior to such date.

On January 6, 2015, the Company issued non-executive employees 18,167 shares of fully vested common stock.

Compensation expense related to restricted stock grants for the Current Quarter and Prior Year Quarter was $996,000 and $1,554,000, respectively. Total unrecognized compensation expense related to unvested restricted stock grants at March 31, 2015 amounts to $3,155,000 and is expected to be recognized over a weighted average period of 1.23 years.

Shares Available Under the Company’s 2011 Equity Incentive Plan

At March 31, 2015, there were 3,656,716 shares of Common Stock available for issuance under the Plan.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

(Unaudited)

Shares Reserved for Issuance

At March 31, 2015, there were 6,279,585 shares of Common Stock reserved for issuance pursuant to unexercised warrants and stock options, or available for issuance under the Plan.

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

Shares used in calculating basic and diluted loss per share are as follows:

	Three Months Ended March 31,
	2015	2014
Basic	14,069,419	10,830,312
Effect of exercise of warrants	-	-
Effect of exercise of stock options	-	-
Diluted	14,069,419	10,830,312

The computation of basic and diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2015	2014
Stock options and warrants	750,000	1,201,925

7.	Income Tax

The effective income tax rate for the Current Quarter and the Prior Year Quarter was approximately (47%) and (37%), respectively, resulting in an income tax benefit of $106,000 and $494,000, respectively.

8.	Discontinued Operations

Discontinued operations represents the net sales and expenses related to the Company’s retail operations. The Company will continue to operate e-commerce, which was previously reported as a component of retail operations, as a component of its licensing business.

A summary of the Company’s results of discontinued operations of its retail business for the Current Quarter and Prior Year Quarter and the Company’s assets and liabilities from discontinued operations of its retail business as of March 31, 2015 and December 31, 2014 are as follows:

Results of discontinued operations:

	March 31,
	2015	2014
Net sales	$106,000	$26,000
Cost of sales	(120,000)	(33,000)
Operating expenses	(175,000)	(191,000)
Depreciation and amortization	-	(11,000)
Loss from disposal of discontinued operations	(164,000)	-
Income tax benefit	140,000	78,000
Loss from discontinued operations, net	$(213,000)	$(131,000)

Loss per share from discontinued operations, net:
Basic and Diluted	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and Diluted	14,069,419	10,830,312

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

(Unaudited)

Assets and liabilities of discontinued operations:

	March 31,	December 31,
	2015	2014
Inventory	$141,000	$214,000
Prepaid expenses and other current assets	58,000	63,000
Deferred tax asset	226,000	226,000
Total current assets	$425,000	$503,000

Property and equipment, net	$-	$112,000
Other long-term assets	-	11,000
Total long-term assets	$-	$123,000

Accounts payable and accrued expenses	$180,000	$157,000
Other current liabilities	81,000	61,000
Total liabilities	$261,000	$218,000

9.	Related Party Transactions

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

The Company incurred direct licensing costs with Mr. Slater from amortization of the one-time payment stated above for the Current Quarter and the Prior Year Quarter of $8,000 and $21,000, respectively.

Licensing Agent Agreement

On August 2, 2011, the Company entered into a licensing agent agreement with Adam Dweck (“AD”), son of Jack Dweck, a former director of the Company, pursuant to which he is entitled to a five percent commission on any royalties the Company receives under any new license agreements that he procures for the Company for the initial term of such license agreements. AD earned $7,000 and $6,000 in fees for the Current Quarter and Prior Year Quarter, respectively.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

(Unaudited)

10.	Subsequent Events

On April 21, 2015, the Company satisfied $3 million principal amount of the Ripka Seller Notes by issuing 333,334 shares of the Company’s common stock. The original maturity date of the Ripka Seller Notes was March 31, 2019. The carrying value, net of the discount at the time of the redemption of the $3 million Ripka Seller Notes was $2.24 million and as a result, the Company will record a loss on the early extinguishment of debt of $0.76 million in the three and six months ending June 30, 2015.

On May 14, 2015, the Company entered into a consulting agreement with Jones Texas, Inc., ("JT Inc.") whose controlling shareholder is Edward Jones, a Director of the Company. The agreement expires on July 31, 2015 and provides for fees payable to JT Inc. up to $25,000.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements that are not historical facts contained in this report are forward-looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks are detailed in the Risk Section of our Form 10-K for the fiscal year ended December 31, 2014. The words “believe,” “anticipate,” “expect,” “confident,” “project,” “provide,” “plan,” “likely,” “future,” “ongoing,” “intend,” “may,” “should,” “would,” “could,” “guidance” and similar expressions identify forward-looking statements.

Overview

Xcel Brands, Inc. (“Xcel,” the “Company,” “we,” “us” or “our”) is a brand development and media company engaged in the design, licensing, marketing and retail sales of branded apparel, footwear, accessories, jewelry and home goods, and the acquisition of additional high profile consumer lifestyle brands, including the Isaac Mizrahi Brand, certain rights of LCNY, the Ripka Brand, and the H Halston Brands.

Our objective is to build a diversified portfolio of lifestyle consumer brands through organic growth and the strategic acquisition of new brands. To achieve growth under our brands, we are focused on two primary licensing and design activities:

•	Licensing our brands for distribution through direct-response television (i.e. QVC and The Shopping Channel);
•	Licensing our brands to wholesale manufacturers, sourcing and design companies and retailers for promotion and distribution through e-commerce, social commerce and traditional brick-and-mortar retail channels; and

We believe that Xcel offers a unique value proposition to its licensors and customers for the following reasons:

•	our management team, including our officers’ and directors’ historical track records and relationships within the industry;
•	our brand management platform, which has a strong focus on design and marketing and social media; and
•	our operating strategy of licensing brands with significant media presence and driving sales through our omni-channel retail sales strategy across direct-response television, internet and retail channels.

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

Our vision is intended to reimagine shopping, entertainment and social as one. By leveraging social media content across all distribution channels, we seek to drive customer (follower) engagement and generate retail sales across our brands. Our strong relationships with leading retailers and direct-response television companies, such as QVC and The Shopping Channel, enable us to reach consumers in over 300 million homes worldwide.

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

From June 2013 through December 2014, the Company operated its retail business through its wholly-owned subsidiary, IMNY Retail Management, LLC (“Retail Management”). Retail Management launched an e-commerce platform under the Company’s Isaac Mizrahi Brand in May 2014. With the Ripka Brand acquisition, the Company also acquired the rights to the Ripka e-commerce site. The Company opened its first retail store in June 2013 in Southampton, New York (the “Southampton Store”) and opened its second retail store in Atlanta, GA (the “Georgia Store”) in March 2014. In December 2014, the Company decided to discontinue its retail stores. The Company’s retail operation was treated as discontinued operations and prior periods presented have been reclassified to give effect to this change (see Note 8, Discontinued Operations, to the Unaudited Condensed Consolidated Financial Statements).

Summary of Operating Results

The three months ended March 31, 2015 (the “Current Quarter”) compared to the three months ended March 31, 2014 (the “Prior Year Quarter”).

Total Revenues.

Current Quarter total revenues increased approximately $3.05 million to $6.59 million from $3.54 million in the Prior Year Quarter. This increase was primarily related to increases in, net licensing revenues of $2.98 million and net sales revenues (which includes e-commerce revenues) of $0.07 million, partially offset by a decrease in design and service fees of $0.15 million.

Net licensing revenues for the Current Quarter increased by $2.98 million, compared to the Prior Year Quarter primarily due to the acquisition of the Ripka Brand, which was purchased in April 2014, the acquisition of the H Halston Brands, which were purchased in December 2014, and the continuing growth of the Isaac Mizrahi Brand. We continue to focus on our international expansion by marketing our Isaac Mizrahi Brand through direct-response television in Canada on The Shopping Channel. In addition, in May 2014, we brought the IsaacMizrahiLIVE brand to the United Kingdom through QVC. The increase in net e-commerce sales of $0.07 million was attributable to the launch of the e-commerce platform in May 2014.

Gross Profit.

Gross profit for the Current Quarter was $6.55 million, compared to $3.54 million for the Prior Year Quarter. The increase in gross profit was primarily attributable to the increase in revenues. Gross profit for the Current Quarter included $0.05 million of cost of goods sold related to our e-commerce business, which did not have operations in the Prior Year Quarter.

Operating Expenses.

Operating expenses totaled $5.65 million for the Current Quarter, compared to $4.62 million for the Prior Year Quarter. The increase of approximately $1.03 million was primarily related to an increase in compensation expense of $1.13 million and an increase in other design and marketing costs and general and administrative expenses of $0.42 million, partially offset by a decrease in stock-based compensation of $0.55 million. The increase in compensation expense was primarily due to the staffing for the Ripka Brand acquired in April 2014 and the H Halston Brands acquired in December 2014. Increases in other design and marketing costs and general and administrative expenses are attributable to the operations of the Ripka Brand, the H Halston Brands and the growth of our existing business.

Other Expenses.

Other expenses of $0.61 million for the Current Quarter represents a loss on extinguishment of debt as a result of the Company satisfying $2.40 million principal amount of Ripka Seller Notes by issuing 266,667 shares of our common stock in March 2015. The maturity date of the Ripka Seller Notes was originally March 31, 2019. The carrying value, net of the discount of the $2.4 million principal amount of Ripka Seller Notes at the redemption date was $1.79 million, resulting in a loss of $0.61 million.

Interest and Finance Expense.

Interest and finance expense for the Current Quarter increased by $0.27 million to $0.51 million, compared to $0.24 million in the Prior Year Quarter. This was primarily due to the higher term debt principal balance from financing a portion of the Ripka Brand acquisition and the H Halston Brands acquisition.

Provision for Income Taxes.

The effective income tax rate for the Current Quarter was approximately 47% resulting in a $0.11 million income tax benefit. The effective income tax rate for the Prior Year Quarter was 37% which resulted in a $0.49 million income tax benefit.

Operating Income (Loss) from Continuing Operations.

The Company’s operating income from continuing operations was $0.29 million in the Current Quarter, compared to an operating loss from continuing operations of $1.08 million in the Prior Year Quarter.

Discontinued Operations.

The loss from discontinued operations, net, was attributable to the net loss related to our retail operations, as a result of our decision in December 2014 to discontinue our retail stores. The Current Quarter loss from discontinued operations, net, of $0.21 million mainly represents compensation expense, other general and administrative expenses and wind down costs associated with the closing of our retail stores, offset by an income tax benefit of $0.14 million. The Prior Year Quarter loss from discontinued operations, net, of $0.13 million mainly represents compensation expense and other general and administrative expenses, offset by an income tax benefit of $0.08 million.

Net Loss.

The Company had a net loss of $0.33 million for the Current Quarter, compared to a net loss of $0.96 million for the Prior Year Quarter. Net loss for the Current Quarter and the Prior Year Quarter include certain non-cash components as described in the following paragraph and detailed later in this section.

Non-GAAP Net Income, Non-GAAP Diluted EPS and Adjusted EBITDA.

The Company had non-GAAP net income of $1.65 million, or $0.11 per diluted share (“non-GAAP diluted EPS”) for the Current Quarter, compared to non-GAAP net income of $0.83 million, or non-GAAP diluted EPS of $0.07 for the Prior Year Quarter. Non-GAAP net income is a non-GAAP unaudited term, which we define as non-GAAP net income as net income (loss), exclusive of stock-based compensation, non-cash interest expense from discounted debt related to acquired assets, loss on extinguishment of debt, other non-cash adjustments and loss from discontinued operations, net.

The Company had Adjusted EBITDA of $2.20 million for the Current Quarter, compared to Adjusted EBITDA of $0.74 million for the Prior Year Quarter. Adjusted EBITDA is a non-GAAP unaudited term, which we define as net income before interest expense and other financing costs (including gain (loss) on extinguishment of debt), income taxes, other state and local franchise taxes, depreciation and amortization, non-cash compensation, other non-cash income (expenses) and loss on discontinued operations of our retail business.

Management uses non-GAAP net income, non-GAAP diluted EPS and Adjusted EBITDA as measures of operating performance to assist in comparing performance from period to period on a consistent basis and to identify business trends relating to the Company's results of operations. Non-GAAP net income, non-GAAP diluted EPS and Adjusted EBITDA are also useful because they provide supplemental information to assist investors in evaluating the Company’s financial results.

Non-GAAP net income, non-GAAP diluted EPS and Adjusted EBITDA should not be considered in isolation or as alternatives to net income, earnings per share or any other measure of financial performance calculated and presented in accordance with GAAP. Given that non-GAAP net income, non-GAAP diluted EPS and Adjusted EBITDA are financial measures not deemed to be in accordance with GAAP and are susceptible to varying calculations, our non-GAAP net income, non-GAAP diluted EPS and Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in our industry, because other companies may calculate non-GAAP net income, non-GAAP diluted EPS and Adjusted EBITDA in a different manner than we calculate these measures.

In evaluating non-GAAP net income, non-GAAP diluted EPS and Adjusted EBITDA, you should be aware that in the future we may or may not incur expenses similar to some of the adjustments in this presentation. Our presentation of non-GAAP net income, non-GAAP diluted EPS and Adjusted EBITDA does not imply that our future results will be unaffected by these expenses or any unusual or non-recurring items. When evaluating our performance, you should consider non-GAAP net income, non-GAAP diluted EPS and Adjusted EBITDA alongside other financial performance measures, including our net income and other GAAP results, and not rely on any single financial measure.

The following table is a reconciliation of net loss (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net income:

	Three Months Ended March 31,
	2015	2014
Net loss	$(331,000)	$(955,000)
Non-cash interest and finance expense	160,000	83,000
Stock-based compensation	1,013,000	1,565,000
Loss on extinguishment of debt	611,000	-
Loss from discontinued operations, net	213,000	131,000
Other non-cash adjustments	-	1,000
Non-GAAP net income	$1,666,000	$825,000

The following table is a reconciliation of basic and diluted loss per share to non-GAAP diluted EPS:

	Three Months Ended March 31,
	2015	2014
Basic and diluted loss per share (1)	$(0.02)	$(0.09)
Non-cash interest and finance expense	0.01	0.01
Stock-based compensation	0.07	0.14
Loss on extinguishment of debt	0.04	-
Loss from discontinued operations, net	0.01	.01
Other non-cash adjustments	-	-
Non-GAAP diluted EPS	$0.11	$0.07
Non-GAAP weighted average diluted shares	15,180,888	11,427,349

(1)	In the unaudited condensed consolidated statements of operations, the Company reports net loss for each period presented and in accordance with GAAP, basic and diluted weighted average shares were 14,069,419 and 10,830,312 for the three months ended March 31, 2015 and 2014, respectively.

The following table is a reconciliation of basic and diluted weighted average shares to non-GAAP weighted average diluted shares:

	Three Months Ended March 31,
	2015	2014
Basic and diluted weighted average shares	14,069,419	10,830,312
Effect of exercising warrants	971,874	581,898
Effect of exercising stock options	139,595	15,139
Non-GAAP weighted average diluted shares	15,180,888	11,427,349

The following table is a reconciliation of net loss (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Three Months Ended March 31,
	2015	2014
Net loss	$(331,000)	$(955,000)
Depreciation and amortization	262,000	224,000
Interest and finance expense	511,000	238,000
Income tax benefit	(106,000)	(494,000)
State and local franchise taxes	29,000	27,000
Stock-based compensation	1,013,000	1,565,000
Loss on extinguishment of debt	611,000	-
Loss from discontinued operations, net	213,000	131,000
Other non-cash adjustments	1,000	3,000
Adjusted EBITDA	$2,203,000	$739,000

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund working capital needs, and to a lesser extent, capital expenditures. At March 31, 2015 and December 31, 2014, our unrestricted cash and cash equivalents were $6.21 million and $8.53 million, respectively.

We expect that existing cash and operating cash flows will be adequate to meet our operating needs, debt service obligations and capital expenditure needs, including the debt service under our term loan facilities for the next twelve months. We are dependent on our licensees for most of our revenues, and there is no assurance that the licensees will perform as projected.

We do not require significant capital expenditures.

The Company’s contingent obligations (see Note 4, Debt in the Unaudited Condensed Consolidated Financial Statements) are payable in stock and/or cash, at the Company’s discretion. Payment of these obligations in stock would not affect the Company’s liquidity.

The January 31, 2016 payment under the IM Seller Note (see Note 4, Debt, to the Unaudited Condensed Consolidated Financial Statements) is payable $750,000 in cash subject to BHI approving the cash payment. If BHI does not approve the cash payment, the amount shall be payable in shares of Common Stock

Changes in Working Capital

At March 31, 2015 and December 31, 2014, the adjusted working capital ratio (current assets to current liabilities, excluding current contingent obligations and a $2.2 million and $2.4 million Ripka Seller Note payment in stock (see Note 4, Debt in the Unaudited Condensed Consolidated Financial Statements)) was 1.40 to 1.00 and 1.47 to 1.00, respectively. Contingent obligations are not considered part of working capital because we have the right to pay the obligation in stock. Commentary on components of our cash flows used in continuing operations for the Current Quarter, compared to the Prior Year Quarter is set forth below:

Operating Activities

Net cash used in operating activities from continuing operations was approximately $0.35 million in the Current Quarter, compared to net cash provided by operating activities from continuing operations of approximately $0.00 million in the Prior Year Quarter. The Current Quarter’s cash used in operating activities was primarily due to a net loss of $(0.33) million, offset by a net loss from discontinued operations, net of $0.21 million, the net change in operating assets and liabilities of $(1.97) million and offset by non-cash expenses of $1.76 million. Non-cash expenses mainly consist of $1.01 million of stock-based compensation, a $0.61 million loss on the extinguishment of debt, $0.26 million of depreciation and amortization, $0.19 million of amortization of debt discount and deferred finance costs and $(0.34) million of deferred income tax benefit. The Prior Year Quarter’s cash provided by operating activities was primarily due to net loss of $(0.96) million, offset by a net loss from discontinued operations, net of $0.13 million, the net change in operating assets and liabilities of $(0.56) million and offset by non-cash expenses of $1.38 million. Non-cash expenses mainly consist of $1.56 million of stock-based compensation, $0.22 million of depreciation and amortization, $0.09 million of amortization of debt discount and deferred finance costs and $(0.49) million of deferred income tax benefit.

Investing Activities

Net cash used in investing activities from continuing operations for the Current Quarter was approximately $0.04 million, compared to $0.28 million in the Prior Year Quarter. The Current Quarter net cash used in investing activities was attributable to cash consideration paid for the acquisition of the H Halston Brands of $0.01 million and capital expenditures of $0.03 million. In the Prior Year Quarter, $0.11 million of capital expenditures was attributable to property and equipment and $0.17 million was attributable to an advance deposit for the acquisition of the Ripka Brand.

Financing Activities

Net cash used in financing activities for the Current Quarter was approximately $1.88 million, primarily attributable to the repayments on our long-term debt of $1.00 million and payment on our installment obligation related to the Ripka Brand of $0.90 million. Net cash used in financing activities for the Prior Year Quarter was approximately $0.41 million, primarily attributable to $0.06 million of repurchased shares of restricted stock that had vested, $0.03 million of deferred financing costs and $0.32 million of contingent obligation payments.

Other Factors

We continue to seek to expand and diversify the types of licensed products being produced under the Mizrahi, Ripka and H Halston brands. We will seek to continue to diversify the distribution channels within which licensed products are sold, in an effort to reduce dependence on any particular retailer, consumer or market sector within each of our brands. The Mizrahi Brands, the H Halston Brands and LCNY Brand have a core business in fashion apparel and accessories. The Ripka Brand historically have been focused on fine jewelry, which we believe helps diversify our industry focus while at the same time complements, expands on and grows our overall business relationship with QVC. We also intend to seek new opportunities, including expansion through direct-response television and additional domestic and international licensing arrangements, and acquiring additional brands. The success of our Company, however, will still remain largely dependent on our ability to build and maintain our brands’ awareness and contract with and retain key licensees and on our licensees’ ability to accurately predict upcoming fashion and design trends within their respective customer bases and fulfill the product requirements of their particular retail channels within the global marketplace. Unanticipated changes in consumer fashion preferences, slowdowns in the U.S. economy, changes in the prices of supplies, consolidation of retail establishments, and other factors noted in “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC, could adversely affect our licensees’ ability to meet and/or exceed their contractual commitments to us and thereby adversely affect our future operating results.

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

Critical Accounting Policies

The preparation of our unaudited condensed consolidated financial statements in conformity with GAAP requires management to exercise its judgment. We exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and disclosure of commitments and contingencies at the date of the financial statements. We evaluate our estimates and judgments on an on-going basis. We base our estimates and judgments on a variety of factors, including our historical experience, knowledge of our business and industry and current and expected economic conditions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically re-evaluate our estimates and assumptions with respect to these judgments and modify our approach when circumstances indicate that modifications are necessary. While we believe that the factors we evaluate provide us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate. Because the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 31, 2015, for a discussion of our critical accounting policies. During the three months ended March 31, 2015, there were no material changes to these policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2015, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2015 such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

B. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

There have not been any significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

We operate in a highly competitive industry that involves numerous known and unknown risks and uncertainties that could impact our operations. The risks described in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 25, 2015 we issued 266,667 shares of our Common Stock in exchange for the cancellation of $2,400,000 principal amount of a promissory note. The shares were issued under an exception from registration provided by Rule 4(a)(2) of the Securities Act as amended and/or Rule 506 promulgated thereunder.

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

Date: May 15, 2015	By:	/s/ Robert W. D’Loren
Name: Robert W. D’Loren
Title: Chairman and Chief Executive Officer

	By:	/s/ James Haran
Name: James Haran
Title: Chief Financial Officer and Vice President

