Form 10-Q
period 2015-06-30
XCel Brands, Inc.
filed 2015-08-14
CIK 1083220

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

As of August 12, 2015, there were 17,997,856 shares of common stock, $.001 par value per share, of the issuer outstanding.

XCEL BRANDS, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Xcel Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	Unaudited	See Note 1
Assets
Current Assets:
Cash and cash equivalents	$2,617,000	$8,531,000
Accounts receivable, net	6,566,000	3,641,000
Prepaid expenses and other current assets	725,000	532,000
Deferred tax assets	650,000	633,000
Current assets held for disposition from discontinued retail operations	9,000	503,000
Total current assets	10,567,000	13,840,000
Property and equipment, net	693,000	833,000
Trademarks and other intangibles, net	97,379,000	97,679,000
Goodwill	12,371,000	12,371,000
Deferred finance costs, net	557,000	624,000
Restricted cash	1,109,000	-
Other assets	888,000	271,000
Long-term assets held for disposition from discontinued retail operations	-	123,000
Total non-current other assets	112,304,000	111,068,000
Total Assets	$123,564,000	$125,741,000

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$2,296,000	$3,339,000
Deferred revenue	206,000	256,000
Installment obligations in connection with the acquisition of the Ripka Brand	7,000	2,190,000
Other current liabilities	108,000	190,000
Current portion of long-term debt	7,750,000	5,650,000
Current portion of long-term debt, contingent obligations	2,766,000	5,766,000
Current liabilities held for disposition from discontinued retail operations	155,000	218,000
Total current liabilities	13,288,000	17,609,000
Long-Term Liabilities:
Long-term debt, less current portion	32,501,000	39,648,000
Deferred tax liabilities	7,946,000	8,082,000
Other long-term liabilities	238,000	178,000
Total long-term liabilities	40,685,000	47,908,000
Total Liabilities	53,973,000	65,517,000

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 35,000,000 shares authorized at June 30, 2015 and December 31, 2014 and 15,191,689 and 14,011,896 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	15,000	14,000
Paid-in capital	64,308,000	56,718,000
Retained earnings	5,268,000	3,492,000
Total Stockholders' Equity	69,591,000	60,224,000
Total Liabilities and Stockholders' Equity	$123,564,000	$125,741,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Net licensing revenue	$6,269,000	$6,064,000	$12,793,000	$9,604,000
Net e-commerce sales	52,000	8,000	119,000	8,000
Total revenues	6,321,000	6,072,000	12,912,000	9,612,000
Cost of goods sold	35,000	4,000	80,000	4,000
Gross profit	6,286,000	6,068,000	12,832,000	9,608,000

Operating expenses
Salaries, benefits and employment taxes	3,073,000	2,405,000	6,176,000	4,381,000
Other design and marketing costs	808,000	181,000	1,092,000	356,000
Other selling, general and administrative expenses	535,000	701,000	1,521,000	1,381,000
Stock-based compensation	1,108,000	1,818,000	2,121,000	3,383,000
Depreciation and amortization	318,000	236,000	580,000	460,000
Total operating expenses	5,842,000	5,341,000	11,490,000	9,961,000

Other expenses (income)
Gain on reduction of contingent obligation	(3,000,000)	(600,000)	(3,000,000)	(600,000)
Loss on extinguishment of debt	760,000	-	1,371,000	-
Total other income, net	(2,240,000)	(600,000)	(1,629,000)	(600,000)

Operating income	2,684,000	1,327,000	2,971,000	247,000

Interest and finance expense
Interest expense - term debt	309,000	226,000	621,000	370,000
Other interest and finance charges	124,000	183,000	323,000	277,000
Total interest and finance expense	433,000	409,000	944,000	647,000

Income (loss) from continuing operations before income taxes	2,251,000	918,000	2,027,000	(400,000)

Income tax provision (benefit)	90,000	320,000	(16,000)	(174,000)

Income (loss) from continuing operations	2,161,000	598,000	2,043,000	(226,000)

Loss from discontinued operations, net	(54,000)	(189,000)	(267,000)	(320,000)

Net income (loss)	$2,107,000	$409,000	$1,776,000	$(546,000)

Basic net income (loss) per share:
Continuing operations	$0.15	$0.05	$0.14	$(0.02)
Discontinued operations, net	(0.01)	(0.02)	(0.02)	(0.03)
Net income (loss)	$0.14	$0.03	$0.12	$(0.05)

Diluted net income (loss) per share:
Continuing operations	$0.14	$0.05	$0.13	$(0.02)
Discontinued operations, net	(0.01)	(0.02)	(0.02)	(0.03)
Net income (loss)	$0.13	$0.03	$0.11	$(0.05)

Basic weighted average common shares outstanding	14,850,874	11,713,813	14,462,305	11,274,503
Diluted weighted average common shares outstanding	15,963,975	12,710,184	15,575,406	11,274,503

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

	Common Stock		Paid-in	Retained
	Share	Amount	Capital	Earnings	Total

Balances, January 1, 2015	14,011,896	$14,000	$56,718,000	$3,492,000	$60,224,000

Shares issued to employees in connection with restricted stock grants, net of forfeitures	579,792	-	-	-	-

Compensation expense in connection with stock options, warrants and restricted stock	-	-	2,121,000	-	2,121,000

Issuance of Common Stock in connection with the extinguishment of Ripka Seller Notes	600,001	1,000	5,400,000	-	5,401,000

Tax benefit from vested stock grants and exercised options	-	-	69,000	-	69,000

Net income for the period ended June 30, 2015	-	-	-	1,776,000	1,776,000

Balances, June 30, 2015	15,191,689	$15,000	$64,308,000	$5,268,000	$69,591,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2015	2014

Cash flows (used in) provided by operating activities
Net income (loss)	$1,776,000	$(546,000)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Loss from discontinued operations, net	267,000	320,000
Depreciation and amortization expense	580,000	460,000
Amortization of deferred finance costs	77,000	34,000
Stock-based compensation	2,121,000	3,383,000
Recovery of doubtful accounts	(21,000)	-
Amortization of note discount	246,000	233,000
Deferred income tax benefit	(85,000)	(568,000)
Tax benefit from vested stock grants and exercised options	(69,000)	-
Gain on reduction of contingent obligation	(3,000,000)	(600,000)
Loss on extinguishment of debt	1,371,000	-
Changes in operating assets and liabilities:
Accounts receivable	(2,903,000)	(1,193,000)
Prepaid expenses and other assets	(204,000)	10,000
Accounts payable and accrued expenses	(1,010,000)	541,000
Deferred revenue	(78,000)	457,000
Other liabilities	(23,000)	106,000
Net cash (used in) provided by operating activities from continuing operations	(955,000)	2,637,000
Net cash (used in) provided by operating activities from discontinued operations, net	207,000	(569,000)
Net cash (used in) provided by operating activities	(748,000)	2,068,000

Cash flows used in investing activities
Cash consideration for asset acquisition of the Ripka Brand	-	(12,363,000)
Cash consideration for asset acquisition of the H Halston Brand	(14,000)	-
Purchase of property and equipment	(47,000)	(139,000)
Restricted cash for security deposit	(1,109,000)	-
Advance deposit related to trademark acquisition	(300,000)	-
Net cash used in investing activities from continuing operations	(1,470,000)	(12,502,000)
Net cash used in investing activities from discontinued operations, net	-	(309,000)
Net cash used in investing activities	(1,470,000)	(12,811,000)

Cash flows (used in) provided by financing activities
Proceeds from term debt related to the Ripka Brand	-	9,000,000
Shares repurchased on vesting of restricted stock	-	(63,000)
Proceeds from issuance of exercise of stock options	-	6,000
Tax benefit from vested stock grants and exercised options	69,000	-
Payment of contingent obligation	-	(315,000)
Payment of deferred finance costs	(10,000)	(239,000)
Costs associated with equity offering	(316,000)	-
Payment of long-term debt	(1,256,000)	-
Payment of installment obligations related to the acquisition of the Ripka Brand	(2,183,000)	-
Net cash (used in) provided by financing activities	(3,696,000)	8,389,000

Net decrease in cash and cash equivalents	(5,914,000)	(2,354,000)

Cash and cash equivalents, beginning of period	8,531,000	7,461,000

Cash and cash equivalents, end of period	$2,617,000	$5,107,000

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock as payment for notes payable	$5,401,000	$-
Issuance of Notes payable as partial consideration in the acquisition of the Ripka Brand	$-	$4,165,000
Issuance of common stock in connection with acquisition of the Ripka Brand	$-	$2,286,000
Contingent obligation related to acquisition of the Ripka Brand	$-	$3,786,000

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$437,000	$58,000
Cash paid during the period for interest	$610,000	$343,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

1.	Nature of Operations, Background and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations or cash flows. It is the opinion of Xcel Brands, Inc., (the “Company”), however, that the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 31, 2015, which contains the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the years ended December 31, 2014 and 2013. The financial information as of December 31, 2014 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The interim results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any future interim periods.

The Company is a brand development and media company engaged in the design, licensing, marketing and direct to consumer sales of branded apparel, footwear, accessories, jewelry and home goods, and the acquisition of additional high profile consumer lifestyle brands, including the Isaac Mizrahi brand (the "Isaac Mizrahi Brand"), the Judith Ripka brand (the “Ripka Brand”), the H by Halston and H Halston brands (collectively, the “H Halston Brands”), the C Wonder brand acquired on July 31, 2015 (see Note 10, Subsequent Events) and certain rights of the Liz Claiborne New York brand (“LCNY Brand”) through July 31, 2016. Going forward, our focus shall be on our wholly-owned brands.

The Company operates in a “working capital light” business model, wherein the Company licenses its brands to third parties, provides certain design services, and generates royalty and design and service fee revenues through licensing and other agreements with wholesale manufacturers, sourcing and design companies and retailers. This includes licensing its own brands for promotion and distribution through an omni-channel retail sales strategy, including distribution through direct-response television (i.e., QVC, Inc. (“QVC”) and The Shopping Channel), the internet and traditional brick-and-mortar retail channels. The Isaac Mizrahi Brand and LCNY Brand are licensed through the Company’s wholly-owned subsidiary, IM Brands, LLC (“IM Brands”) (the “Isaac Mizrahi Business”), the Ripka Brand is licensed through the Company’s wholly-owned subsidiary, JR Licensing, LLC (“JR Licensing”), the H Halston Brands are licensed through the Company’s wholly-owned subsidiary, H Licensing, LLC (“H Licensing”) and the C Wonder Brand is licensed through the Company’s wholly-owned subsidiary, C Wonder Licensing, LLC (“C Wonder”).

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The core principle of ASU 2014-09 is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for fiscal years beginning after December 15, 2016 and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements and disclosures. In July 2015, the FASB deferred the effective date of ASU 2014-09 for one year, and proposed some modifications to the original provisions.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest” (“ASU 2015-03”). ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments of ASU 2015-03. For public business entities, ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 31, 2015, and interim periods within those fiscal years. For all other entities, ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued.

2.	Trademarks, Goodwill and Other Intangibles

Trademarks and other intangibles, net consist of the following:

	June 30, 2015	December 31, 2014
Trademarks	$96,676,000	$96,662,000
Licensing agreements	2,000,000	2,000,000
Non-compete agreement	562,000	562,000
Copyrights and other intellectual property	190,000	190,000
Accumulated amortization	(2,049,000)	(1,735,000)
Net carrying amount	$97,379,000	$97,679,000

Amortization expense for intangible assets for the quarter ended June 30, 2015 (the “Current Quarter”) and the quarter ended June 30, 2014 (the “Prior Year Quarter”) was $157,000 and $139,000, respectively. Amortization expense for intangible assets for the six months ended June 30, 2015 (“Current Six Months”) and the six months ended June 30, 2014 (the “Prior Year Six Months”) was $314,000 and $272,000, respectively. The trademarks of the Isaac Mizrahi Brand, the Ripka Brand and the H Halston Brands have been determined to have indefinite useful lives and accordingly, consistent with Accounting Standards Codification (“ASC”) Topic 350, no amortization has been recorded in the Company’s unaudited condensed consolidated statements of operations.

At June 30, 2015 and December 31, 2014, the Company had $12.37 million of goodwill that represents the excess of the purchase price over the fair value of net assets acquired accounted for under the acquisition method of accounting relating to the acquisition of the Isaac Mizrahi Business. There was no change in goodwill during the Current Six Months.

3.	Significant Contracts

QVC Agreements

Under the Company’s agreements with QVC, QVC is required to pay the Company fees based primarily on a percentage of its net sales of Isaac Mizrahi, Ripka and H Halston branded merchandise. QVC royalty revenue represents a significant portion of the Company’s total revenues. Royalties from QVC totaled $4.94 million and $4.32 million for the Current Quarter and Prior Year Quarter, respectively, representing 78% and 71% of the Company’s total revenues, respectively. Royalties from QVC totaled $10.09 million and $6.61 million for the Current Six Months and the Prior Year Six Months, respectively, representing 78% and 69% of the Company’s total revenues, respectively. As of June 30, 2015 and December 31, 2014, the Company had receivables from QVC of $5.43 million and $2.36 million, representing 83% and 65% of the Company’s receivables, respectively. The June 30, 2015 QVC receivables include $1.0 million of earned revenue that had been accrued but not billed as of June 30, 2015. The QVC receivables at December 31, 2014 had no earned revenue that was not billed.

4.	Debt

The Company’s net carrying amount of debt is comprised of the following:

	June 30, 2015	December 31, 2014
IM Term Loan	$12,250,000	$12,750,000
JR Term Loan	9,000,000	9,000,000
H Term Loan	10,000,000	10,000,000
IM Seller Note	4,765,000	5,366,000
Ripka Seller Notes	452,000	4,398,000
Contingent obligation - IM Seller (*)	2,766,000	5,766,000
Contingent obligation - JR Seller	3,784,000	3,784,000
Total	43,017,000	51,064,000
Current portion (*)	10,516,000	11,416,000
Total long-term debt	$32,501,000	$39,648,000

(*) $2.77 million of the current portion of long-term debt consists of contingent obligation related to IM Brands, described below, which is payable in common stock or cash, at the Company’s option.

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

Year Ending December 31,	Amount of Principal Payment
2015 (July 1 through December 31)	$875,000
2016	2,625,000
2017	3,125,000
2018	5,625,000
Total	$12,250,000

IM Brands is required to prepay the outstanding amount of the IM Term Loan from excess cash flow for each fiscal year commencing with the year ending December 31, 2015 in arrears in an amount equal to (i) fifty percent (50%) of the excess cash flow for such fiscal year, until such time as principal payments to BHI under the IM Term Loan and the JR Term Loan equal $1,000,000 in the aggregate, then twenty percent (20%) of the excess cash flow for such fiscal year. Excess cash flow means, for any fiscal period, cash provided by operating activities for such period less (a) capital expenditures not made through the incurrence of indebtedness less (b) all interest and principal (including indebtedness owed for the IM Term Loan) paid or payable during such period less (c) all income tax payments made during such period. The Company estimates that the principal payment due from excess cash flow for the year ending December 31, 2015 is $2,000,000 and is included in the current portion of long-term debt on the June 30, 2015 condensed consolidated balance sheet.

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

Year Ending December 31,	Amount of Principal Payment
2015 (July 1 through December 31)	$1,125,000
2016	2,250,000
2017	2,875,000
2018	2,250,000
2019	500,000
Total	$9,000,000

JR Licensing is required to prepay the outstanding amount of the JR Term Loan from excess cash flow (the “JR Cash Flow Recapture”) for each fiscal year commencing with the year ending December 31, 2015 in arrears in an amount equal to fifty percent (50%) of such JR Cash Flow Recapture. JR Cash Flow Recapture shall mean for any fiscal period, cash provided by operating activities for such period less (a) capital expenditures not made through the incurrence of indebtedness less (b) all interest and principal (including indebtedness owed for the JR Term Loan) paid or payable during such period less (c) the portion of the holdback amount paid or payable pursuant to the asset purchase agreement dated April 1, 2014 by and between JR Licensing and Judith Ripka Berk (“Ms. Berk”) and certain companies owned by Ms. Berk (collectively “Ripka”) during such period less (d) payments made during such period by JR Licensing to the Company equal to the estimated tax liability of the Company resulting from any taxable income (net of losses, including for prior years to the extent permitted to be deducted) of JR Licensing. JR Licensing also executed a guaranty of the IM Term Loan, secured by a pledge of all of JR Licensing’s assets. The Company estimates that there will not be a principal payment due from excess cash flow for the year ending December 31, 2015.

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

For any fiscal year commencing with the fiscal year ending December 31, 2015, H Licensing is required to prepay the outstanding amount of the H Term Loan from excess cash flow for the prior fiscal year in an amount equal to twenty percent (20%) of such excess cash flow. Excess cash flow is defined as, for any fiscal period, cash provided by operating activities for such period less (a) capital expenditures not made through the incurrence of indebtedness less (b) all cash interest and principal (including the H Term Loan) paid or payable during such period less (c) all taxes paid or payable during such period less (d) payments made during such period by H Licensing to the Company equal to the estimated tax liability of the Company resulting from any taxable income (net of losses, including for prior years to the extent permitted to be deducted) of H Licensing. H Licensing also executed a guarantee of the Company’s outstanding term loans with BHI. The Company estimates that there will not be a principal payment due from excess cash flow for the year ending December 31, 2015.

See “Financial Covenants” below for a summary of the financial covenants required under the H Term Loan.

Financial Covenants - Term Loans

The Company is required to maintain minimum fixed charge ratio and liquidity covenants and other non-monetary covenants, including reporting requirements and trademark preservation in accordance with the terms and conditions of the IM Term Loan, the JR Term Loan, and the H Term Loan (collectively, the “Term Loans”). In addition:

•	EBITDA (as defined in the respective term loan agreements) of the Company on a consolidated basis shall not be less than $7,500,000 for the year ending December 31, 2015, not less than $15,500,000 for the year ending December 31, 2016 and not less than $17,000,000 for year ending December 31, 2017 and each year end thereafter;
•	Capital expenditures of the Company on a consolidated basis in any fiscal year shall not exceed $1,300,000, of which not more than $500,000 shall be capital expenditures for the retail division for the year ending December 31, 2015, and $500,000 for the year ending December 31, 2016 and each year end thereafter;
•	The fixed charge ratio of the Company on a consolidated basis shall not be less than 1.20 to 1.00 at the end of each fiscal quarter for the twelve fiscal month period ending on such fiscal quarter;
•	Net worth of the Company on a consolidated basis shall not be less than $40 million at any time;
•	Liquid assets of the Company on a consolidated basis shall not be less than $4,500,000 at any time after August 31, 2015;
•	EBITDA of IM Brands (as defined in the agreement) shall not be less than $9,000,000 for the year ending December 31, 2015, not less than $11,000,000 for the year ending December 31, 2016 and not less than $12,500,000 for the year ending December 31, 2017 and each year end thereafter;
•	EBITDA of JR Licensing (as defined in the agreement) shall not be less than $4,000,000 for the year ending December 31, 2015 and not less than $5,000,000 for the year ending December 31, 2016 and each year end thereafter;
•	H Licensing’s loss, if any (prior to the Company’s allocable expenses) for the year ending December 31, 2015 cannot exceed $500,000 and EBITDA of H Licensing (as defined in the agreement) shall not be less than $4,500,000 for the year ending December 31, 2016 and not less than $5,000,000 for the year ending December 31, 2017 and each year end thereafter; and

•	H Licensing shall have license royalty income of at least $6,000,000 each year commencing for the year ending December 31, 2016.

On June 25, 2015, the Company entered into an Amendment to Line Letter Agreements with BHI (the “Line Letter Amendment”), pursuant to which the parties amended the IM Term Loan, the JR Term Loan and the H Term Loan in order to amend the definition of “Liquid Assets” in each of the term loans to include cash on deposit with BHI to secure the reimbursement of obligations to BHI arising from the issuance of letters of credit by BHI for the benefit of the Company. Additionally, the term loans are amended to permit the Company and (a) JR Licensing (with respect to the JR Term Loan), (b) H Licensing (with respect to the H Term Loan) or (c) IM Brands (with respect to the IM Term Loan), as applicable, to incur additional indebtedness with BHI.

As of June 30, 2015, the Company was in compliance with all of the covenants under the Term Loans.

For the Current Quarter and the Prior Year Quarter, the Company incurred interest expense of $309,000 and $226,000, respectively, related to the Term Loans. For the Current Six Months and the Prior Year Six Months, the Company incurred interest expense of $621,000 and $370,000, respectively, related to the Term Loans.

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

Payment Date	Payment Amount
January 31, 2016 (i)	$750,000
September 30, 2016 (ii)	$4,377,000

(i)	Payable in cash subject to BHI approving the cash payment. If BHI does not approve the cash payment, the amount shall be payable in shares of Common Stock.

(ii)	Payable in stock or cash at the Company’s sole discretion. Amounts paid in cash require BHI’s approval.

For the Current Quarter and the Prior Year Quarter, the Company incurred interest expense of $78,000 and $85,000, respectively, which includes amortization of the discount on the IM Seller Note of $73,000 and $80,000, respectively. For the Current Six Months and the Prior Year Six Months, the Company incurred interest expense of $158,000 and $168,000, respectively, which includes amortization of the discount on the IM Seller Note of $149,000 and $158,000, respectively. The IM Seller Note balance, net of discount, at June 30, 2015 and December 31, 2014 was $4,765,000 and $5,366,000, respectively.

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

On February 20, 2015, the Company entered into a release letter (the “Release Letter”) with Thai Jewelry, pursuant to which the Company agreed to issue to Thai Jewelry an aggregate of 266,667 shares of the Company’s Common Stock in exchange for the cancellation of the $2,400,000 Seller Note. On March 25, 2015, the Company issued the shares of Common Stock pursuant to the Release Letter. The carrying value, net of the discount at the time of the redemption of the $2.4 million Ripka Seller Notes was $1.79 million and, as a result, the Company recorded a loss on the early extinguishment of debt of $0.61 million during the Current Six Months, which is included in the accompanying condensed consolidated statements of operations.

On April 21, 2015, the Company satisfied an additional $3 million principal amount of the Ripka Seller Notes by issuing 333,334 shares of the Company’s common stock. The carrying value, net of the discount at the time of the redemption of the $3 million Ripka Seller Notes was $2.24 million and, as a result, the Company recorded a loss on the early extinguishment of debt of $0.76 million during the Current Quarter.

For the Current Quarter and Prior Year Quarter, the Company incurred interest expense of $9,000 and $75,000, respectively, which consists solely of amortization of the discount on the Ripka Seller Notes. For the Current Six Months and the Prior Year Six Months, the Company incurred interest expense of $88,000 and $75,000, respectively, which consists solely of amortization of the discount on the Ripka Seller Notes. The Ripka Seller Notes balance, net of discount, at June 30, 2015 and December 31, 2014 was $452,000 and $4,398,000, respectively.

Contingent Obligations

IM Earn-Out Obligation

IM Ready may earn additional shares of Common Stock with a value of up to $7,500,000 (the “IM Earn-Out Value”) for the 12-month period ending September 30, 2015, with the number of shares to be issued based upon the greater of (i) $4.50 per share and (ii) the average stock price for the last twenty days in such period, and with such earn-out payment contingent upon the Isaac Mizrahi Business achieving the net royalty income target set forth below (the “IM Earn-Out Obligation”). On December 24, 2013, the Company and IM Ready amended the terms of the IM Earn-Out Obligation and eliminated the additional consideration for the 12 months ending September 30, 2014 and the Company made a one-time cash payment of $315,000 to IM Ready in March 2014.

The IM Earn-Out Obligation is recorded as the current portion of long-term debt in the amount of $0 and $3.0 million at June 30, 2015 and December 31, 2014, respectively, in the accompanying condensed consolidated balance sheets.

The $3.0 million reduction during the Current Quarter and Current Six Months was recorded as a gain on the reduction of contingent obligations in the accompanying condensed consolidated statements of operations. Prior to the Current Quarter reduction, the IM Earn-Out Obligation was based on the $7.5 million Earn-Out Value multiplied by 40%, the applicable percentage. The applicable percentage was based on an estimated royalty target range. The reduction in the IM Earn-Out Obligation was based primarily on a revision of projected future net royalty income related to the Isaac Mizrahi Brand during the earn-out period ending September 30, 2015. The IM Earn-Out Obligation was reduced as a result of the timing of projected future net royalty income of the Isaac Mizrahi Business, which diminished the probability of achieving the remaining royalty target. This adjustment resulted from the Company having better visibility as to its 2015 royalties given current Isaac Mizrahi Brand product sales information.

Any change in the IM Earn-Out Obligation at September 30, 2015 will result in a reversal of the income recorded in the Current Quarter. In addition, a change in the IM Earn-Out Obligation in excess of the income recorded in the Current Quarter could result in an expense. The royalty targets and percentage of the potential earn-out value are as follows:

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

QVC Earn-Out

The Company is obligated to pay IM Ready $2.76 million, payable in cash or Common Stock, at the Company’s option, contingent upon IM Brands receiving aggregate net royalty income of at least $2.5 million from QVC in the twelve-month period ending September 30, 2015 with the number of shares of such stock based upon the greater of (x) $4.50 per share, and (y) the average stock price for the last twenty business days prior to the time of such issuance (the “QVC Earn-Out”). Management has determined that the $2.5 million in net royalty income from QVC for the twelve-month period ending September 30, 2015 has been met. The QVC Earn-Out is recorded as a current liability in the accompanying condensed consolidated balance sheets because of the variable number of shares payable under the agreement.

Ripka Earn-Out

In connection with the purchase of the Ripka Brand, the Company agreed to pay Ripka additional consideration of up to $5 million in aggregate (the “Ripka Earn-Out”), payable in cash or shares of the Company’s Common Stock based on the fair market value of the Common Stock at the time of payment, and with a floor of $7.00 per share, based on the Ripka Brand achieving in excess of $1 million of net royalty income during each of the 12-month periods ending on October 1, 2016, 2017 and 2018, less the sum of all earn-out payments for any prior earn-out period. Net royalty income shall not include any revenues generated by direct-response television sales or any revenue accelerated as a result of termination of any license agreement. The Ripka Earn-Out of $3.78 million is recorded as long-term debt at June 30, 2015 in the accompanying condensed consolidated balance sheets based on the difference between the fair value of the acquired assets of the Ripka Brand and the total consideration paid. In accordance with ASC Topic 480, the Ripka Earn-Out obligation is treated as a liability in the accompanying condensed consolidated balance sheet because of the variable number of shares payable under the agreement.

As of June 30, 2015 and December 31, 2014, total contingent obligations were $6.55 million and $9.55 million, respectively.

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

Stock Options

Options granted under the Plan expire at various times, either five, seven or ten years from the date of grant, depending on the particular grant.

The Company did not grant any stock options during the Current Six Months.

A summary of the Company’s stock options for the Current Six Months is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	404,000	$6.67	2.89	$1,472,000
Granted	-	-		-
Canceled	-	-		-
Exercised	-	-		-
Expired/Forfeited	(1,250)	(3.40)		-
Outstanding and expected to vest at June 30, 2015	402,750	$5.36	2.39	$1,465,000
Exercisable at June 30, 2015	332,750	$4.90	1.85	$1,327,000

The preceding table does not include options to purchase 576 shares of Common Stock for $728 per share issued under the Company’s former equity plan. The Company does not expect to issue any equity awards under this plan.

Compensation expense related to stock options for the Current Quarter and the Prior Year Quarter was $16,000 and $10,000, respectively. Compensation expense related to stock option grants for the Current Six Months and the Prior Year Six Months was $33,000 and $19,000, respectively. Total unrecognized compensation expense related to unvested stock options at June 30, 2015 amounts to $67,000 and is expected to be recognized over a weighted average period of 1.03 years.

The following table summarizes the Company’s stock option activity for non-vested options for the Current Six Months:

	Number of Options	Weighted Average Grant Date Fair Value
Balance at January 1, 2015	95,000	$1.43
Granted	-	-
Vested	(25,000)	1.41
Forfeited or Canceled	-	-
Balance at June 30, 2015	70,000	$1.44

Warrants

Warrants granted under the Plan expire at various times, either five, seven or ten years from the date of grant, depending on the particular grant.

As of June 30, 2015 and December 31, 2014, there were 2,219,543 warrants outstanding and exercisable, with a weighted average exercise price of $6.07 per share. The weighted average remaining contractual life of the warrants outstanding and exercisable at June 30, 2015 and December 31, 2014 was 3.98 and 4.23 years, respectively, and the aggregate intrinsic value was $6,497,413 for both periods.

The Company did not grant any warrants to purchase shares of Common Stock during the Current Six Months.

No compensation expense was recorded in the Current Six Months or Prior Year Six Months related to warrants.

Restricted Stock

A summary of the Company’s restricted stock for the Current Six Months is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	3,208,410	$4.46
Granted	585,667	9.00
Canceled	-	-
Vested	(69,905)	6.60
Expired/Forfeited	(5,875)	6.34
Outstanding at June 30, 2015	3,718,297	$5.17

On January 1, 2015, the Company issued to a non-executive employee 25,000 shares of restricted stock. The shares of restricted stock vest evenly over two years, whereby 50% shall vest on January 1, 2016 and 50% shall vest on January 1, 2017. Notwithstanding the foregoing, the grantee may extend the first anniversary of all or a portion of the restricted stock by six months and, thereafter one or more times may further extend such date with respect to all or a portion of the restricted stock until the next following July 1st or January 1st, as the case may be, by providing written notice of such election to extend such date with respect to all or a portion of the restricted stock prior to such date.

On January 6, 2015, the Company issued non-executive employees 18,167 shares of fully vested common stock.

On April 1, 2015, the Company issued to each non-management director 10,000 shares of restricted stock. The shares of restricted stock will vest evenly over two years, whereby 50% shall vest on March 31, 2016 and 50% shall vest on March 31, 2017. Notwithstanding the foregoing, each grantee may extend the first anniversary of all or a portion of the restricted stock by six months and, thereafter one or more times may further extend such date with respect to all or a portion of the restricted stock until the next following September 30th or March 31st, as the case may be, by providing written notice of such election to extend such date with respect to all or a portion of the restricted stock prior to such date.

On May 19, 2015, the Company issued certain executive officers and employees 417,500 shares of restricted stock. The shares of restricted stock vest evenly over two years, whereby 50% vest on April 30, 2016 and 50% vest on April 30, 2017. Notwithstanding the foregoing, each grantee may extend the first anniversary of all or a portion of the restricted stock by six months and, thereafter one or more times may further extend such date with respect to all or a portion of the restricted stock until the next following April 30th or October 31st, as the case may be, by providing written notice of such election to extend such date with respect to all or a portion of the restricted stock prior to such date.

On June 3, 2015, the Company issued a non-management director 75,000 shares of restricted stock. The shares of restricted stock will vest evenly over three years, whereby 33.33% shall vest on each of May 31, 2016, 2017 and 2018, respectively. Notwithstanding the foregoing, the grantee may extend the first anniversary of all or a portion of the restricted stock by six months and, thereafter one or more times may further extend such date with respect to all or a portion of the restricted stock until the next following November 30th or May 31st, as the case may be, by providing written notice of such election to extend such date with respect to all or a portion of the restricted stock prior to such date.

Compensation expense related to restricted stock grants for the Current Quarter and Prior Year Quarter was $1,092,000 and $1,810,000, respectively. Compensation expense related to restricted stock grants for the Current Six Months and Prior Year Six Months was $2,088,000 and $3,368,000, respectively. Total unrecognized compensation expense related to unvested restricted stock grants at June 30, 2015 amounts to $6,988,000 and is expected to be recognized over a weighted average period of 1.55 years.

Shares Available Under the Company’s 2011 Equity Incentive Plan

At June 30, 2015, there were 3,114,716 shares of Common Stock available for issuance under the Plan.

Shares Reserved for Issuance

At June 30, 2015, there were 5,737,009 shares of Common Stock reserved for issuance pursuant to unexercised warrants and stock options, or available for issuance under the Plan.

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

Shares used in calculating basic and diluted income (loss) per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic	14,850,874	11,713,813	14,462,305	11,274,503
Effect of exercise of warrants	971,873	866,548	971,873	–
Effect of exercise of stock options	141,228	129,823	141,228	–
Diluted	15,963,975	12,710,184	15,575,406	11,274,503

The computation of basic and diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options and warrants	750,000	50,000	750,000	771,916

7.	Income Tax

The effective income tax rate for the Current Quarter and the Prior Year Quarter from continuing operations was approximately 4% and 35%, respectively, resulting in a $0.09 million income tax expense and $0.32 million income tax expense, respectively. The effective income tax rate for the Current Six Months and the Prior Year Six Months was approximately (1)% and 44%, respectively, resulting in a $0.02 million and $0.17 million income tax benefit, respectively. During the Current Quarter and the Prior Year Quarter, the Company recorded a $3.0 million and a $0.6 million gain on the reduction of contingent obligations related to the acquisition of the Isaac Mizrahi Brand, respectively. This gain was not subject to tax and was treated as a discrete item occurring in the Current Quarter and the Prior Year Quarter and the Current Six Months and the Prior Year Six Months

8.	Discontinued Operations

Discontinued operations represents the net sales and expenses related to the Company’s retail operations. The Company will continue to operate e-commerce, which was previously reported as a component of retail operations, as a component of its licensing business.

A summary of the Company’s results of discontinued operations of its retail business for the Current Quarter and Current Six Months, as well as the Prior Year Quarter and Prior Year Six Months and the Company’s assets and liabilities from discontinued operations of its retail business as of June 30, 2015 and December 31, 2014 are as follows:

Results of discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$181,000	$112,000	$287,000	$138,000
Cost of sales	(101,000)	(75,000)	(221,000)	(108,000)
Operating expenses	(91,000)	(372,000)	(266,000)	(563,000)
Depreciation expense	-	(20,000)	-	(31,000)
Loss from disposal of discontinued operations	(77,000)	-	(241,000)	-
Income tax benefit	34,000	166,000	174,000	244,000
Loss from discontinued operations, net	$(54,000)	$(189,000)	$(267,000)	$(320,000)

Loss per share from discontinued operations, net:
Basic	$(0.01)	$(0.02)	$(0.02)	$(0.03)
Diluted	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Weighted average shares outstanding:
Basic	14,850,874	11,713,813	14,462,305	11,274,503
Diluted	15,963,975	12,710,184	15,575,406	11,274,503

Assets and liabilities of discontinued operations:

	June 30,	December 31,
	2015	2014
Inventory	$-	$214,000
Prepaid expenses and other current assets	9,000	63,000
Deferred tax asset	-	226,000
Total current assets	$9,000	$503,000

Property and equipment, net	$-	$112,000
Other long-term assets	-	11,000
Total long-term assets	$-	$123,000

Accounts payable and accrued expenses	$155,000	$157,000
Other current liabilities	-	61,000
Total current liabilities	$155,000	$218,000

9.	Related Party Transactions

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

The Company incurred direct licensing costs with Mr. Slater from amortization of the one-time payment stated above for the Current Quarter and the Prior Year Quarter of $8,000 and $21,000, respectively. Direct licensing costs for the Current Six Months and the Prior Year Six Months amounted to $16,000 and $43,000, respectively.

Licensing Agent Agreement

On August 2, 2011, the Company entered into a licensing agent agreement with Adam Dweck (“AD”), son of Jack Dweck, a former director of the Company, pursuant to which he is entitled to a five percent commission on any royalties the Company receives under any new license agreements that he procures for the Company for the initial term of such license agreements. AD earned $7,000 and $6,000 in fees for the Current Quarter and Prior Year Quarter, respectively, and earned $14,000 and $12,000 in fees for the Current Six Months and Prior Year Six Months, respectively.

Jones Texas, Inc.

On May 14, 2015, the Company entered into a consulting agreement with Jones Texas, Inc., ("JT Inc.") whose controlling shareholder is Edward Jones, a Director of the Company. The agreement provides for fees payable to JT Inc. up to $25,000. Fees paid to JT Inc. amounted to $12,500 during the Current Quarter and Current Six Months. On June 24, 2015 we amended the agreement to increase the fees up to $75,000. An additional $62,500 of fees was paid to Jones Texas in August 2015 (See Note 10, Subsequent Events, to the Unaudited Condensed Consolidated Financial Statements). Consulting services were for due diligence on the C Wonder brand prior to the acquisition. The increase was attributable to the increase in the scope of work.

10.	Subsequent Events

Acquisition of C Wonder Assets

On July 31, 2015 (the “C Wonder Closing Date”), the Company and C Wonder Licensing, LLC, a wholly-owned subsidiary of the Company (“C Wonder Licensing” and, together with the Company, the “Buyers”), completed the acquisition of certain assets of Burch Acquisition, LLC (the “Seller”), including the “C Wonder” trademark and other intellectual property relating thereto, pursuant to an asset purchase agreement (the “Purchase Agreement”) dated as of July 16, 2015 among the Buyers, the Seller and, solely with respect to certain non-compete and confidentiality provisions of the Purchase Agreement, J. Christopher Burch.

In accordance with the Purchase Agreement, the Buyers delivered (i) $2,500,000 in cash and 500,000 shares of common stock of the Company to the Seller (the “Closing Consideration”) and (ii) $500,000 in cash and 500,000 shares of common stock of the Company into escrow in order to secure the indemnification obligations of the Seller (the “Escrow Consideration”). Notwithstanding an indemnity claim against Seller, the Company shall release from escrow the cash balance after the fifth anniversary from the C Wonder Closing Date. The shares of common stock shall be released, each of (x) the twelve (12) month anniversary of the C Wonder Closing Date, and (y) the twenty-four (24) month anniversary of the C Wonder Closing Date, at which time the Company shall cause the escrow agent to release from the Escrow Consideration to the Seller, 111,111 Xcel shares less the amounts set forth in any notices of escrow claim pending as of such date.

In addition to the Closing Consideration and the Escrowed Consideration, the Seller will be eligible to earn additional consideration, which would be payable, if at all, in cash or shares of common stock of the Company, at the Company’s sole discretion, after June 30, 2019, with a value based on the royalties related directly to the assets the Company acquires pursuant to the Purchase Agreement. The value of the earn-out shall be calculated as the positive amount, if any, of (i) two times (A) the maximum net royalties as calculated for any single twelve month period commencing on July 1 and ending on June 30 between the closing date and June 30, 2019 (each, a “Royalty Target Year”) less (B) $4,000,000, plus (ii) two times the maximum royalty determined based on a percentage of retail and wholesale sales of C Wonder branded products by the Company as calculated for any single Royalty Target Year.

Pursuant to the Purchase Agreement, the Company and the Seller entered into a voting agreement, pursuant to which the Seller appointed Robert J. D’Loren, Chief Executive Officer, President and Chairman of the Board of the Company, as its irrevocable proxy and attorney-in-fact with respect to the shares of the common stock of the Company received by it in connection with the transaction, including any shares issued pursuant to an earn-out. As proxy holder, Mr. D’Loren, shall vote in favor of matters recommended or approved by the board of directors.

On July 15, 2015, the Company and C Wonder Licensing entered into a license agreement with QVC, Inc. dated July 31, 2015, which became effective upon the closing of the C Wonder acquisition (the “QVC License Agreement”). Pursuant to the QVC License Agreement, C Wonder designs and QVC markets, promotes, distributes and sells various products under the C Wonder brand name in exchange for a royalty based on net retail sales of the products. The initial license period expires on December 31, 2020. After the initial term, the QVC License Agreement automatically renews for additional three-year terms in perpetuity unless either party notifies the other of its intention not to renew at least sixty (60) days prior to the end of the then-current term.

Public Equity Offering

On July 31, 2015, the Company, announced the pricing of an underwritten public offering of 1,800,000 shares of its common stock at a price of $9.00 per share (the “Offering”). On August 4, 2015 the Offering was consummated and the Company received gross proceeds of $16,200,000, before underwriting discounts and commissions and other offering expenses of approximately $1,239,000. In addition, the Company granted the underwriters an option to purchase up to an additional 270,000 shares of common stock. The shares began trading on the Nasdaq Global Market under the symbol "XELB" on July 31, 2015.

New Real Property Lease Agreement

On July 8, 2015, the Company entered into a Sublease Agreement (the “Sublease”) with GBG USA Inc., a Delaware corporation (the “Sublandlord”), pursuant to which the Company has subleased approximately 29,566 rentable square feet of office space (the “Premises”). The term of the Sublease commences on January 1, 2016 and expires on October 30, 2027. The Company shall pay to the Sublandlord fixed rent of $117,032 per month (which fixed rent shall increase upon the 5 year anniversary of the commencement of the Sublease) for the Premises, with the first monthly installment paid upon the signing of the Sublease, together with certain amounts of additional rent.

In connection with the Sublease, the Company obtained an Irrevocable Standby Letter of Credit (the “Letter of Credit”) from BHI in favor of Sublandlord, for a sum not exceeding $1,108,725. The Company has deposited this amount with BHI as collateral for the Letter of Credit and recorded the amount as restricted cash in the June 30, 2015 unaudited condensed consolidated balance sheet.

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

Overview

Xcel Brands, Inc. (“Xcel,” the “Company,” “we,” “us” or “our”) is a brand development and media company engaged in the design, licensing, marketing and direct to consumer sales of branded apparel, footwear, accessories, jewelry and home goods, and the acquisition of additional high profile consumer lifestyle brands. Our brand portfolio consists of the Isaac Mizrahi Brand, the Ripka Brand, the H by Halston and H Halston brands (collectively, the “H Halston Brands the H by Halston), the C Wonder brand (see Note 10, Subsequent Events in the Unaudited Condensed Consolidated Financial Statements) and certain rights of the Liz Claiborne New York brand (“LCNY Brand”) through July 31, 2016. Going forward, our focus shall be on our wholly-owned brands.

Our objective is to build a diversified portfolio of lifestyle consumer brands through organic growth and the strategic acquisition of new brands. To achieve growth under our brands, we are focused on two primary licensing and design activities:

•	Licensing our brands for distribution through direct-response television (i.e. QVC and The Shopping Channel); and
•	Licensing our brands to wholesale manufacturers, sourcing and design companies and retailers for promotion and distribution through e-commerce, social commerce and traditional brick-and-mortar retail channels;

We believe that Xcel offers a unique value proposition to its licensors and customers for the following reasons:

•	our management team, including our officers’ and directors’ historical track records and relationships within the industry;
•	our brand management platform, which has a strong focus on design and marketing and social media; and
•	our operating strategy of licensing brands with significant media presence and driving sales through our omni-channel retail sales strategy across direct-response television, internet and retail channels.

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

On July 31, 2015, the Buyers completed the acquisition of certain assets of Burch Acquisition, LLC, including the “C Wonder” trademark and other intellectual property relating thereto, pursuant to an asset purchase agreement dated as of July 16, 2015 among the Buyers, the Seller and, solely with respect to certain non-compete and confidentiality provisions of the Purchase Agreement, J. Christopher Burch (See Note 10, Subsequent Events in the Unaudited Condensed Consolidated Financial Statements).

Summary of Operating Results

The three months ended June 30, 2015 (the “Current Quarter”) compared to the three months ended June 30, 2014 (the “Prior Year Quarter”).

Total Revenues.

Current Quarter total revenues increased approximately $0.25 million to $6.32 million from $6.07 million in the Prior Year Quarter. This increase was primarily related to increases in, net licensing revenues of $0.21 million and e-commerce net sales of $0.04 million.

Net licensing revenues for the Current Quarter increased by $0.21 million, compared to the Prior Year Quarter primarily due to the acquisition of the H Halston Brands, which were purchased in December 2014, and the continuing growth of the Isaac Mizrahi Brand, and partially offset by a decrease in promotional income. We continue to focus on our international expansion by marketing our Isaac Mizrahi Brand through direct-response television in Canada on The Shopping Channel. In addition, in May 2014, we brought the IsaacMizrahiLIVE brand to the United Kingdom through QVC. The increase in e-commerce net sales of $0.04 million was attributable to the launch of the e-commerce platform in May 2014.

Gross Profit.

Gross profit for the Current Quarter was $6.29 million, compared to $6.07 million for the Prior Year Quarter. The increase in gross profit was primarily attributable to the increase in revenues. Gross profit for the Current Quarter includes $0.04 million of cost of goods sold related to our e-commerce business, which was launched in May 2014.

Operating Expenses.

Operating expenses totaled $5.84 million for the Current Quarter, compared to $5.34 million for the Prior Year Quarter. The increase of approximately $0.50 million was primarily related to an increase in compensation expense of $0.67 million and an increase in other design and marketing costs of $0.63 million, partially offset by a decrease in stock-based compensation of $0.71 million and general and administrative expenses of $0.17 million. The increase in compensation expense was primarily due to the staffing for the H Halston Brands acquired in December 2014. Increases in other design and marketing costs are attributable to the operations of the H Halston Brands and the growth of our existing business.

Other Expenses (Income).

Other income, net for the Current Quarter consists of a $3.0 million gain on the reduction of contingent obligations, offset by a $0.76 million loss on extinguishment of debt. The gain on the reduction of contingent obligations was a result of the Company reducing the fair value of its contingent obligation on its earn-out obligation to the seller of the Isaac Mizrahi Brand. The reduction in the Earn-Out Obligation for the Current Quarter was based on a revision of the timing of projected future net royalty income related to the Isaac Mizrahi Business, therefore diminishing the probability of achieving the remaining royalty targets. This adjustment resulted from the Company having better visibility in its 2015 royalties given current Isaac Mizrahi Brand product sales information.

The loss on extinguishment of debt was as a result of the Company satisfying $3.0 million principal amount of Ripka Seller Notes by issuing 333,334 shares of our common stock in April 2015. The maturity date of the Ripka Seller Notes was originally March 31, 2019. The carrying value, net of the discount, of the Ripka Seller Notes at the redemption date was $2.24 million, resulting in a loss of $0.76 million.

Other income for the Prior Year Quarter consists of a $0.6 million gain on the reduction of contingent obligations as a result of the Company reducing the fair value of its contingent obligations to the seller of the Isaac Mizrahi Brand.

Interest and Finance Expense.

Interest and finance expense for the Current Quarter increased by $0.02 million to $0.43 million, compared to $0.41 million in the Prior Year Quarter. This was primarily due to the higher term debt principal balance from financing a portion of the Ripka Brand acquisition and the H Halston Brands acquisition.

Provision for Income Taxes.

The effective income tax rate for the Current Quarter from continuing operations was approximately 4% resulting in a $0.09 million income tax provision. The effective income tax rate for the Prior Year Quarter was 35% which resulted in a $0.32 million income tax provision. During the Current Quarter and the Prior Year Quarter, the Company recorded a $3.0 million and a $0.6 million gain on the reduction of contingent obligations related to the acquisition of the Isaac Mizrahi Brand, respectively. This gain was not subject to tax and was treated as a discrete item occurring in the Current Quarter and the Prior Year Quarter.

Discontinued Operations.

The loss from discontinued operations, net, was attributable to the net loss related to our retail operations, as a result of our decision in December 2014 to discontinue our retail stores. The Current Quarter loss from discontinued operations, net, of $0.05 million mainly represents compensation expense, other general and administrative expenses and wind down costs associated with the closing of our retail stores, offset by an income tax benefit of $0.03 million. The Prior Year Quarter loss from discontinued operations, net, of $0.19 million mainly represents compensation expense and other general and administrative expenses, offset by an income tax benefit of $0.17 million.

Net Income.

The Company had net income of $2.11 million for the Current Quarter, compared to $0.41 million for the Prior Year Quarter. Net income for the Current Quarter and the Prior Year Quarter include certain non-cash components as described under “Liquidity and Capital Resources – Operating Activities”.

Non-GAAP Net Income, Non-GAAP Diluted EPS and Adjusted EBITDA.

The Company had non-GAAP net income of $1.12 million, or $0.07 per diluted share (“non-GAAP diluted EPS”), for the Current Quarter, compared to non-GAAP net income of $1.98 million, or non-GAAP diluted EPS of $0.16, for the Prior Year Quarter. The $0.86 million decrease in non-GAAP net income from the Prior Year Quarter is primarily attributable to an increase in operating costs relating to the launch of the H Brands and to a lesser extent, the C Wonder brand (the Company incurred costs prior to acquiring the C Wonder brand in anticipation of launching the brand for Spring 2016). Non-GAAP net income is a non-GAAP unaudited term, which we define as net income, exclusive of stock-based compensation, non-cash interest expense from discounted debt related to acquired assets, gain on the reduction of contingent obligations, loss on extinguishment of debt, other non-cash adjustments and loss from discontinued operations, net.

The Company had Adjusted EBITDA of $1.90 million for the Current Quarter, compared to Adjusted EBITDA of $2.80 million for the Prior Year Quarter. The $0.90 million decrease in non-Adjusted EBITDA from the Prior Year Quarter is primarily attributable to the items discussed for non-GAAP net income. Adjusted EBITDA is a non-GAAP unaudited term, which we define as net income before stock-based compensation, interest expense and other financing costs (including gain (loss) on extinguishment of debt), income taxes, other state and local franchise taxes, depreciation and amortization, gain on the reduction of contingent obligations, other non-cash adjustments and loss on discontinued operations of our retail business.

The decrease in non-GAAP net income and Adjusted EBITDA was primarily due to increased operating costs incurred relating to the launch of H Brands and to a lesser extent, the C. Wonder brand without the benefit of normalized revenue expected to be recognized upon the launch of H Brands and the C. Wonder brand in the Fall of 2015 and Spring 2016, respectively.

Management uses non-GAAP net income, non-GAAP diluted EPS and Adjusted EBITDA as measures of operating performance to assist in comparing performance from period to period on a consistent basis and to identify business trends relating to the Company's results of operations. Management believes non-GAAP net income, non-GAAP diluted EPS and Adjusted EBITDA are also useful because they provide supplemental information to assist investors in evaluating the Company’s financial results.

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

In evaluating non-GAAP net income, non-GAAP diluted EPS and Adjusted EBITDA, you should be aware that in the future we may or may not incur expenses similar to some of the adjustments in this presentation. Our presentation of non-GAAP net income, non-GAAP diluted EPS and Adjusted EBITDA does not imply that our future results will be unaffected by these expenses or any unusual or non-recurring items. When evaluating our performance, you should consider non-GAAP net income, non-GAAP diluted EPS and Adjusted EBITDA alongside other financial performance measures, including our net income (loss) and other GAAP results, and not rely on any single financial measure.

The following table is a reconciliation of net income (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net income:

	Three Months Ended June 30,
	2015	2014
Net income	$2,107,000	$409,000
Non-cash interest and finance expense	86,000	160,000
Stock-based compensation	1,108,000	1,818,000
Loss on extinguishment of debt	760,000	-
Loss from discontinued operations, net	54,000	189,000
Gain on reduction of contingent obligations	(3,000,000)	(600,000)
Non-GAAP net income	$1,115,000	$1,976,000

The following table is a reconciliation of diluted income per share (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted EPS:

	Three Months Ended June 30,
	2015	2014
Diluted income per share (1)	$0.13	$0.03
Non-cash interest and finance expense	-	0.02
Stock-based compensation	0.07	0.14
Loss on extinguishment of debt	0.05	-
Loss from discontinued operations, net	0.01	0.02
Gain on reduction of contingent obligations	(0.19)	(0.05)
Non-GAAP diluted EPS	$0.07	$0.16
Non-GAAP weighted average diluted shares	15,963,975	12,710,184

(1)	In the unaudited condensed consolidated statements of operations, the Company reports net income for each period presented and in accordance with GAAP, diluted weighted average shares were 15,963,975 and 12,710,184 for the three months ended June 30, 2015 and 2014, respectively.

The following table is a reconciliation of basic and diluted weighted average shares to (our most directly comparable financial measure presented in accordance with GAAP) non-GAAP weighted average diluted shares:

	Three Months Ended June 30,
	2015	2014
Basic weighted average shares	14,850,874	11,713,813
Effect of exercising warrants	971,873	866,548
Effect of exercising stock options	141,228	129,823
Non-GAAP weighted average diluted shares	15,963,975	12,710,184

The following table is a reconciliation of net income (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Three Months Ended June 30,
	2015	2014
Net income	$2,107,000	$409,000
Depreciation and amortization	318,000	236,000
Interest and finance expense	433,000	409,000
Income tax expense (benefit)	90,000	320,000
State and local franchise taxes	27,000	16,000
Stock-based compensation	1,108,000	1,818,000
Loss on extinguishment of debt	760,000	-
Loss from discontinued operations, net	54,000	189,000
Gain on reduction of contingent obligations	(3,000,000)	(600,000)
Adjusted EBITDA	$1,897,000	$2,797,000

The six months ended June 30, 2015 (the “Current Six Months”) compared to the six months ended June 30, 2014 (the “Prior Year Six Months”).

Total Revenues.

Current Six Months total revenues increased approximately $3.30 million to $12.91 million from $9.61 million in the Prior Year Six Months. This increase was primarily related to increases in net licensing revenues of $3.19 million and e-commerce net sales revenues of $0.11 million.

Net licensing revenues for the Current Six Months increased by $3.19 million, compared to the Prior Year Six Months primarily due to the acquisition of the Ripka Brand, which was purchased in April 2014, the acquisition of the H Halston Brands, which were purchased in December 2014, and the continuing growth of the Isaac Mizrahi Brand. We continue to focus on our international expansion by marketing our Isaac Mizrahi Brand through direct-response television in Canada on The Shopping Channel. In addition, in May 2014, we brought the IsaacMizrahiLIVE brand to the United Kingdom through QVC. The increase in e-commerce net sales of $0.11 million was attributable to the launch of the e-commerce platform in May 2014.

Gross Profit.

Gross profit for the Current Six Months was $12.83 million, compared to $9.61 million for the Prior Year Six Months. The increase in gross profit was primarily attributable to the increase in revenues. Gross profit for the Current Six Months includes $0.08 million of cost of goods sold related to our e-commerce business, which was launched in May 2014.

Operating Expenses.

Operating expenses totaled $11.49 million for the Current Six Months, compared to $9.96 million for the Prior Year Six Months. The increase of approximately $1.53 million was primarily related to an increase in compensation expense of $1.80 million and an increase in other design and marketing costs and general and administrative expenses of $0.88 million, partially offset by a decrease in stock-based compensation of $1.26 million. The increase in compensation expense was primarily due to the staffing for the Ripka Brand acquired in April 2014 and the H Halston Brands acquired in December 2014. Increases in other design and marketing costs and general and administrative expenses are attributable to the operations of the Ripka Brand, the H Halston Brands and the growth of our existing business.

Other Expenses (Income).

Other income, net for the Current Six Months consists of a $3.0 million gain on the reduction of contingent obligations, offset by a $1.37 million loss on extinguishment of debt. The gain on the reduction of contingent obligations was a result of the Company reducing the fair value of its contingent obligation on its earn-out obligation to the seller of the Isaac Mizrahi Brand. The loss on extinguishment of debt was as a result of the Company satisfying $5.40 million principal amount of Ripka Seller Notes by issuing 600,001 shares of our common stock in March and April 2015. The maturity date of the Ripka Seller Notes was originally March 31, 2019. The carrying value, net of the discount, of the Ripka Seller Notes at the redemption date was $4.03 million, resulting in a loss of $1.37 million.

Other income for the Prior Year Six Months consists of a $0.6 million gain on the reduction of contingent obligations as a result of the Company reducing the fair value of its contingent obligations to the seller of the Isaac Mizrahi brand.

Interest and Finance Expense.

Interest and finance expense for the Current Six Months increased by $0.30 million to $0.94 million, compared to $0.65 million in the Prior Year Six Months. This was primarily due to the higher term debt principal balance from financing a portion of the Ripka Brand acquisition and the H Halston Brands acquisition.

Provision for Income Taxes.

The effective income tax rate for the Current Six Months was approximately (1)% resulting in a $0.02 million income tax benefit. The effective income tax rate for the Prior Year Six Months was 44% which resulted in a $0.17 million income tax benefit. During the Current Six Months and the Prior Year Six Months, the Company recorded a $3.0 million and a $0.6 million gain on the reduction of contingent obligations related to the acquisition of the Isaac Mizrahi Brand, respectively. This gain was not subject to tax and was treated as a discrete item occurring in the Current Six Months and the Prior Year Six Months.

Discontinued Operations.

The loss from discontinued operations, net, was attributable to the net loss related to our retail operations, as a result of our decision in December 2014 to discontinue our retail stores. The Current Six Months’ loss from discontinued operations, net, of $0.27 million mainly represents compensation expense, other general and administrative expenses and wind down costs associated with the closing of our retail stores, offset by an income tax benefit of $0.17 million. The Prior Year Six Months loss from discontinued operations, net, of $0.32 million mainly represents compensation expense and other general and administrative expenses, offset by an income tax benefit of $0.24 million.

Net Income (Loss).

The Company had net income of $1.78 million for the Current Six Months, compared to a net loss of $0.55 million for the Prior Year Six Months. Net income (loss) for the Current Six Months and the Prior Year Six Months include certain non-cash components as described in the following paragraph and detailed later in this section.

Non-GAAP Net Income, Non-GAAP Diluted EPS and Adjusted EBITDA.

The Company had non-GAAP net income of $2.78 million, or $0.18 non-GAAP diluted EPS for the Current Six Months, compared to non-GAAP net income of $2.80 million, or non-GAAP diluted EPS of $0.25 for the Prior Year Six Months.

The Company had Adjusted EBITDA of $4.10 million for the Current Six Months, compared to Adjusted EBITDA of $3.54 million for the Prior Year Six Months.

The following table is a reconciliation of net income (loss) (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net income:

	Six Months Ended June 30,
	2015	2014
Net income (loss)	$1,776,000	$(546,000)
Non-cash interest and finance expense	246,000	243,000
Stock-based compensation	2,121,000	3,383,000
Loss on extinguishment of debt	1,371,000	-
Loss from discontinued operations, net	267,000	320,000
Gain on reduction of contingent obligations	(3,000,000)	(600,000)
Other non-cash adjustments	-	3,000
Non-GAAP net income	$2,781,000	$2,803,000

The following table is a reconciliation of basic and diluted income (loss) per share (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted EPS:

	Six Months Ended June 30,
	2015	2014
Diluted income (loss) per share (1)	$0.11	$(0.05)
Non-cash interest and finance expense	0.01	0.02
Stock-based compensation	0.14	0.30
Loss on extinguishment of debt	0.09	-
Loss from discontinued operations, net	0.02	0.03
Gain on reduction of contingent obligations	(0.19)	(0.05)
Non-GAAP diluted EPS	$0.18	$0.25
Non-GAAP weighted average diluted shares	15,575,406	12,393,215

(1)	In the unaudited condensed consolidated statements of operations, the Company reports net income (loss) for each period presented and in accordance with GAAP, diluted weighted average shares were 15,575,406 and 11,274,503 for the six months ended June 30, 2015 and 2014, respectively.

The following table is a reconciliation of basic and diluted weighted average shares (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP weighted average diluted shares:

	Six Months Ended June 30,
	2015	2014
Basic weighted average shares	14,462,305	11,274,503
Effect of exercising warrants	971,873	971,818
Effect of exercising stock options	141,228	146,894
Non-GAAP weighted average diluted shares	15,575,406	12,393,215

The following table is a reconciliation of net income (loss) (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Six Months Ended June 30,
	2015	2014
Net income (loss)	$1,776,000	$(546,000)
Depreciation and amortization	580,000	460,000
Interest and finance expense	944,000	647,000
Income tax benefit	(16,000)	(174,000)
State and local franchise taxes	56,000	44,000
Stock-based compensation	2,121,000	3,383,000
Loss on extinguishment of debt	1,371,000	-
Loss from discontinued operations, net	267,000	320,000
Gain on reduction of contingent obligations	(3,000,000)	(600,000)
Other non-cash adjustments	-	3,000
Adjusted EBITDA	$4,099,000	$3,537,000

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund working capital needs, and to a lesser extent, capital expenditures. At June 30, 2015 and December 31, 2014, our unrestricted cash and cash equivalents were $2.62 million and $8.53 million, respectively. On August 4, 2015, we closed on a public offering that resulted in approximately $14.9 million in net cash proceeds after underwriting discounts and commissions and other expenses of the equity offering (See Note 10, Subsequent Events in the Unaudited Condensed Consolidated Financial Statements).

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

The Company’s contingent obligations (see Note 4, Debt in the Unaudited Condensed Consolidated Financial Statements) are payable in stock and/or cash, at our discretion. Payment of these obligations in stock would not affect our liquidity.

The January 31, 2016 payment of $750,000 under the IM Seller Note (see Note 4, Debt, to the Unaudited Condensed Consolidated Financial Statements) is payable in cash subject to BHI approving the cash payment. If BHI does not approve the cash payment, the amount shall be payable in shares of Common Stock.

On July 8, 2015, the Company entered into a Sublease Agreement (the “Sublease”) with GBG USA Inc., a Delaware corporation (the “Sublandlord”), pursuant to which the Company has subleased approximately 29,566 rentable square feet of office space (the “Premises”). In connection with the Sublease, the Company will also obtain, upon consent of the landlord of the Premises to the Sublease, an Irrevocable Standby Letter of Credit (the “Letter of Credit”) from Bank Hapoalim, B.M. (the “Bank”) in favor of Sublandlord, for a sum not exceeding $1,108,725. The Company has deposited this amount with BHI as collateral for the Letter of Credit, and recorded the amount as restricted cash in the June 30, 2015 unaudited condensed consolidated balance sheet.

Changes in Working Capital

At June 30, 2015 and December 31, 2014, the adjusted working capital ratio (current assets to current liabilities, excluding current contingent obligations and a $0 and $2.4 million Ripka Seller Note payment in stock, see Note 4, Debt in the Unaudited Condensed Consolidated Financial Statements) was 1.00 to 1.00 and 1.47 to 1.00, respectively. Contingent obligations are not considered part of working capital because we have the right to pay the obligation in stock. Commentary on components of our cash flows used in continuing operations for the Current Six Months, compared to the Prior Year Six Months is set forth below:

Operating Activities

Net cash used in operating activities from continuing operations was approximately $(0.96) million in the Current Six Months, compared to net cash provided by operating activities from continuing operations of approximately $2.64 million in the Prior Year Six Months. The Current Six Months cash used in operating activities includes net income of $1.78 million, non-cash expenses of $1.22 million and a net loss from discontinued operations, net of $0.27 million, offset by the change in operating assets and liabilities of $(3.79) million. Non-cash expenses mainly consist of $2.12 million of stock-based compensation, $1.37 million of loss from the extinguishment of debt, $0.58 million of depreciation and amortization, $(3.0) million of gain from the reduction of contingent obligations, $(0.09) million deferred income tax benefit and $0.32 million of amortization of debt discount and deferred finance costs. The $(4.22) million change in operating assets and liabilities includes an increase of $2.93 million of accounts receivable primarily related to timing of collections from QVC, including $1.0 million of earned revenue that had been accrued but not billed as of June 30, 2015.

The Prior Year Six Months cash used in operating activities was primarily due to a net loss of $(0.55) million and the net change in operating assets and liabilities of $(0.08) million, offset by a net loss from discontinued operations, net of $0.32 million and non-cash operating expenses of $2.94 million. Non-cash expenses consist of $3.38 million of stock-based compensation, $0.46 million of depreciation and amortization, $(0.57) million of deferred income tax benefit, $(0.60) million of gain on the reduction of contingent obligations and $0.27 million of amortization of debt discount and deferred finance charges.

Investing Activities

Net cash used in investing activities from continuing operations for the Current Six Months was approximately $1.47 million, compared to $12.50 million in the Prior Year Six Months. The Current Six Months net cash used in investing activities was attributable to restricted cash of $1.11 million for a security deposit on the lease for our new office space, which is scheduled to commence in January 1, 2016, an advance deposit of $0.30 million made in connection with a C Wonder acquisition, cash consideration paid for the acquisition of the H Halston Brands of $0.01 million and capital expenditures of $0.05 million. In the Prior Year Six Months, $12.36 million was attributable to cash consideration paid for the acquisition of the Ripka Brand and $0.14 million of capital expenditures for property and equipment.

Financing Activities

Net cash used in financing activities for the Current Six Months was approximately $3.70 million, primarily attributable to the repayments on our long-term debt of $1.25 million, payment on our installment obligation related to the Ripka Brand of $2.18 million and $0.32 million of costs associated with our equity offering (See Note 10, Subsequent Events). Net cash provided by financing activities for the Prior Year Six Months was approximately $8.39 million, primarily attributable to $9.00 million of proceeds from the term debt related to the Ripka Brand and $0.06 million of repurchased shares of restricted stock that had vested, offset by $0.32 million of contingent obligation payments and $0.24 million of deferred financing costs related to the Ripka Brand acquisition.

Other Factors

We continue to seek to expand and diversify the types of licensed products being produced under the Mizrahi, Ripka and H Halston brands. We will seek to continue to diversify the distribution channels within which licensed products are sold, in an effort to reduce dependence on any particular retailer, consumer or market sector within each of our brands. The Mizrahi Brands, the H Halston Brands and C Wonder brand have a core business in fashion apparel and accessories. The Ripka Brand historically have been focused on fine jewelry, which we believe helps diversify our industry focus while at the same time complements, expands on and grows our overall business relationship with QVC. Going forward our focus shall be on our wholly-owned brands. We also intend to seek new opportunities, including expansion through direct-response television and additional domestic and international licensing arrangements, and acquiring additional brands. The success of our Company, however, will still remain largely dependent on our ability to build and maintain our brands’ awareness and contract with and retain key licensees and on our licensees’ ability to accurately predict upcoming fashion and design trends within their respective customer bases and fulfill the product requirements of their particular retail channels within the global marketplace. Unanticipated changes in consumer fashion preferences, slowdowns in the U.S. economy, changes in the prices of supplies, consolidation of retail establishments, and other factors noted in “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC, could adversely affect our licensees’ ability to meet and/or exceed their contractual commitments to us and thereby adversely affect our future operating results.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 31, 2015, for a discussion of our critical accounting policies. During the three and six months ended June 30, 2015, there were no material changes to these policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2015, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2015 such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

B. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

There have not been any significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued 1.0 million shares of Common Stock to the seller of the C Wonder brand. See our Current Report on Form 8-K filed with the SEC on July 17, 2015 for more information.

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

Date: August 14, 2015	By:	/s/ Robert W. D’Loren
Name: Robert W. D’Loren
Title: Chairman and Chief Executive Officer

	By:	/s/ James Haran
Name: James Haran
Title: Chief Financial Officer and Vice President