Form 10-Q
period 2015-09-30
XCel Brands, Inc.
filed 2015-11-13
CIK 1083220

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

As of November 10, 2015, there were 18,440,070 shares of common stock, $.001 par value per share, of the issuer outstanding.

XCEL BRANDS, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Xcel Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	Unaudited	See Note 1
Assets
Current Assets:
Cash and cash equivalents	$16,204,000	$8,531,000
Accounts receivable, net	7,491,000	3,641,000
Prepaid expenses and other current assets	609,000	532,000
Deferred tax assets	622,000	633,000
Current assets held for disposition from discontinued retail operations	8,000	503,000
Total current assets	24,934,000	13,840,000
Property and equipment, net	578,000	833,000
Trademarks and other intangibles, net	112,604,000	97,679,000
Goodwill	12,371,000	12,371,000
Deferred finance costs, net	518,000	624,000
Restricted cash	1,112,000	-
Other assets	322,000	271,000
Long-term assets held for disposition from discontinued retail operations	-	123,000
Total non-current other assets	126,927,000	111,068,000
Total Assets	$152,439,000	$125,741,000

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$2,251,000	$3,339,000
Deferred revenue	719,000	256,000
Installment obligations in connection with the acquisition of the Ripka Brand	-	2,190,000
Other current liabilities	819,000	190,000
Current portion of long-term debt	12,464,000	5,650,000
Current portion of long-term debt, contingent obligations	250,000	5,766,000
Current liabilities held for disposition from discontinued retail operations	65,000	218,000
Total current liabilities	16,568,000	17,609,000
Long-Term Liabilities:
Long-term debt, less current portion	29,719,000	39,648,000
Deferred tax liabilities	7,982,000	8,082,000
Other long-term liabilities	268,000	178,000
Total long-term liabilities	37,969,000	47,908,000
Total Liabilities	54,537,000	65,517,000

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 35,000,000 shares authorized at September 30, 2015 and December 31, 2014 and 18,440,070 and 14,011,896 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	18,000	14,000
Paid-in capital	92,586,000	56,718,000
Retained earnings	5,298,000	3,492,000
Total Stockholders' Equity	97,902,000	60,224,000

Total Liabilities and Stockholders' Equity	$152,439,000	$125,741,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Net licensing revenue	$7,289,000	$5,378,000	$20,082,000	$14,982,000
Net e-commerce sales	47,000	26,000	166,000	34,000
Total revenues	7,336,000	5,404,000	20,248,000	15,016,000
Cost of goods sold	51,000	18,000	131,000	22,000
Gross profit	7,285,000	5,386,000	20,117,000	14,994,000

Operating expenses
Salaries, benefits and employment taxes	3,463,000	2,390,000	9,639,000	6,771,000
Other design and marketing costs	669,000	411,000	1,761,000	767,000
Other selling, general and administrative expenses	961,000	475,000	2,482,000	1,856,000
Stock-based compensation	1,292,000	936,000	3,413,000	4,319,000
Depreciation and amortization	373,000	235,000	953,000	695,000
Total operating expenses	6,758,000	4,447,000	18,248,000	14,408,000

Other expenses (income)
Gain on reduction of contingent obligation	-	-	(3,000,000)	(600,000)
Loss on extinguishment of debt	-	-	1,371,000	-
Total other income, net	-	-	(1,629,000)	(600,000)

Operating income	527,000	939,000	3,498,000	1,186,000

Interest and finance expense
Interest expense - term debt	304,000	227,000	925,000	597,000
Other interest and finance charges	128,000	187,000	451,000	464,000
Total interest and finance expense	432,000	414,000	1,376,000	1,061,000

Income from continuing operations before income taxes	95,000	525,000	2,122,000	125,000

Income tax provision	51,000	242,000	35,000	68,000

Income from continuing operations	44,000	283,000	2,087,000	57,000

Loss from discontinued operations, net	(14,000)	(217,000)	(281,000)	(537,000)

Net income (loss)	$30,000	$66,000	$1,806,000	$(480,000)

Basic net income (loss) per share:
Continuing operations	$-	$0.02	$0.14	$0.00
Discontinued operations, net	-	(0.01)	(0.02)	(0.04)
Net income (loss)	$-	$0.01	$0.12	$(0.04)

Diluted net income (loss) per share:
Continuing operations	$-	$0.02	$0.13	$0.00
Discontinued operations, net	-	(0.01)	(0.02)	(0.04)
Net income (loss)	$-	$0.01	$0.11	$(0.04)

Basic weighted average common shares outstanding	17,187,272	12,021,614	15,380,609	11,526,277
Diluted weighted average common shares outstanding	18,278,182	13,034,169	16,471,519	11,526,277

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

	Common Stock		Paid-in	Retained
	Share	Amount	Capital	Earnings	Total

Balances, January 1, 2015	14,011,896	$14,000	$56,718,000	$3,492,000	$60,224,000

Shares issued to employees in connection with restricted stock grants, net of forfeitures	587,147	-	-	-	-

Compensation expense in connection with stock options and restricted stock	-	-	3,413,000	-	3,413,000

Issuance of Common Stock in connection with the extinguishment of Ripka Seller Notes	600,001	1,000	5,399,000	-	5,400,000

Proceeds from issuance of Common Stock	2,013,128	2,000	18,116,000	-	18,118,000

Direct costs related to issuance of Common Stock	-	-	(2,011,000)	-	(2,011,000)

Issuance of Common Stock in connection with the C Wonder Brand acquisition	1,000,000	1,000	8,999,000	-	9,000,000

Issuance of Common Stock as payment for a portion of the QVC Earn-Out	290,473	-	2,515,000	-	2,515,000

Shares issued on exercise of stock options	20,250	-	65,000	-	65,000

Shares repurchased on vesting of restricted stock	(82,825)	-	(711,000)		(711,000)

Tax benefit from vested stock grants and exercised options	-	-	83,000	-	83,000

Net income for the nine months ended September 30, 2015	-	-	-	1,806,000	1,806,000

Balances, September 30, 2015	18,440,070	$18,000	$92,586,000	$5,298,000	$97,902,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
	2015	2014

Cash flows provided by operating activities
Net income (loss)	$1,806,000	$(480,000)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Loss from discontinued operations, net	281,000	537,000
Depreciation and amortization expense	953,000	695,000
Amortization of deferred finance costs	116,000	56,000
Stock-based compensation	3,413,000	4,319,000
Allowance for doubtful accounts	(21,000)	(2,000)
Amortization of note discount	333,000	392,000
Deferred income tax benefit	(5,000)	(1,239,000)
Tax benefit from vested stock grants and exercised options	(83,000)	-
Gain on reduction of contingent obligation	(3,000,000)	(600,000)
Loss on extinguishment of debt	1,371,000	-
Changes in operating assets and liabilities:
Accounts receivable	(3,829,000)	(1,787,000)
Prepaid expenses and other assets	(141,000)	60,000
Accounts payable and accrued expenses	(1,040,000)	1,576,000
Deferred revenue	415,000	(69,000)
Other liabilities	718,000	21,000
Net cash provided by operating activities from continuing operations	1,287,000	3,479,000
Net cash provided by (used in) operating activities from discontinued
operations, net	104,000	(787,000)
Net cash provided by operating activities	1,391,000	2,692,000

Cash flows used in investing activities
Cash consideration for asset acquisition of the Ripka Brand	-	(12,365,000)
Cash consideration for asset acquisition of the H Halston Brand	(14,000)	-
Cash consideration for asset acquisition of the C Wonder Brand	(3,586,000)	-
Purchase of property and equipment	(94,000)	(411,000)
Restricted cash for security deposit	(1,112,000)	-
Net cash used in investing activities from continuing operations	(4,806,000)	(12,776,000)
Net cash used in investing activities from discontinued operations, net	-	(234,000)
Net cash used in investing activities	(4,806,000)	(13,010,000)

Cash flows provided by financing activities
Proceeds from issuance of Common Stock, net of direct costs	16,107,000	-
Proceeds from exercise of stock options	65,000	6,000
Tax benefit from vested stock grants and exercised options	83,000	(63,000)
Shares repurchased on vesting of restricted stock	(711,000)	-
Proceeds from term debt related to the Ripka Brand	-	9,000,000
Payment of contingent obligation	-	(315,000)
Payment of deferred finance costs	(10,000)	(239,000)
Payment of long-term debt	(2,256,000)	-
Payment of installment obligations related to the acquisition of the Ripka Brand	(2,190,000)	-
Net cash provided by financing activities	11,088,000	8,389,000

Net increase (decrease) in cash and cash equivalents	7,673,000	(1,929,000)

Cash and cash equivalents, beginning of period	8,531,000	7,461,000

Cash and cash equivalents, end of period	$16,204,000	$5,532,000

Supplemental disclosure of non-cash activities:
Issuance of common stock in connection with CW Wonder Brand acquisition	$9,000,000	$-
Contingent obligation related to acquisition of the C Wonder Brand	$2,850,000	$-
Issuance of common stock as payment for a portion of the Ripka Seller Notes	$5,400,000	$-
Issuance of common stock as payment for a portion of the QVC Earn-Out	$2,515,000	$-
Issuance of Notes payable as partial consideration in the
acquisition of the Ripka Brand (net of debt discount - see Note 5)	$-	$4,165,000
Issuance of common stock in connection with Ripka Brand acquisition	$-	$2,286,000
Contingent obligation related to acquisition of the Ripka Brand	$-	$3,784,000

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$447,000	$93,000
Cash paid during the period for interest	$855,000	$571,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 31, 2015, which contains the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the years ended December 31, 2014 and 2013. The financial information as of December 31, 2014 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The interim results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any future interim periods.

The Company is a brand development and media company engaged in the design, licensing, marketing and direct to consumer sales of branded apparel, footwear, accessories, jewelry and home goods, and the acquisition of additional high profile consumer lifestyle brands, including the Isaac Mizrahi brand (the "Isaac Mizrahi Brand"), the Judith Ripka brand (the “Ripka Brand”), the H by Halston and H Halston brands (collectively, the “H Halston Brands”), the C Wonder brand acquired on July 31, 2015 (the “C Wonder Brand”) and certain rights of the Liz Claiborne New York brand (“LCNY Brand”) through July 31, 2016. Going forward, our focus shall be on our wholly-owned brands.

The Company operates in a “working capital light” business model, wherein the Company licenses its brands to third parties, provides certain design services, and generates royalty and design and service fee revenues through licensing and other agreements with wholesale manufacturers, sourcing and design companies and retailers. This includes licensing its own brands for promotion and distribution through an omni-channel retail sales strategy, including distribution through direct-response television (i.e., QVC, Inc. (“QVC”) and The Shopping Channel), the internet and traditional brick-and-mortar retail channels. The Isaac Mizrahi Brand and LCNY Brand are licensed through the Company’s wholly-owned subsidiary, IM Brands, LLC (“IM Brands”) (the “Isaac Mizrahi Business”), the Ripka Brand is licensed through the Company’s wholly-owned subsidiary, JR Licensing, LLC (“JR Licensing”), the H Halston Brands are licensed through the Company’s wholly-owned subsidiary, H Licensing, LLC (“H Licensing”) and the C Wonder Brand is licensed through the Company’s wholly-owned subsidiary, C Wonder Licensing, LLC (“C Wonder Licensing”).

From June 2013 through December 2014, the Company operated its retail business through its wholly-owned subsidiary, IMNY Retail Management, LLC. In December 2014, the Company discontinued its retail stores. Accordingly, the Company’s retail operations are treated as discontinued operations and prior periods presented have been reclassified to give effect to this change (see Note 10).

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

As a result of the Company's discontinued operations, certain reclassifications have been made to the prior period condensed consolidated financial statements to conform to the current period presentation.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The core principle of ASU 2014-09 is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 was initially effective for fiscal years beginning after December 15, 2016 and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements and disclosures. In July 2015, the FASB deferred the effective date of ASU 2014-09 for one year, and proposed some modifications to the original provisions.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest” (“ASU 2015-03”). ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments of ASU 2015-03. For public business entities, ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 31, 2015, and interim periods within those fiscal years. For all other entities, ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The adoption of ASU 2015-03 did not have an effect on the Company’s financial statements as of September 30, 2015.

2.	Acquisition of C Wonder Assets

On July 31, 2015 (the “C Wonder Closing Date”), the Company and C Wonder Licensing (the “Buyers”), completed the acquisition of certain assets of Burch Acquisition, LLC (the “Seller”), including the “C Wonder” trademark and other intellectual property relating thereto, pursuant to an asset purchase agreement (the “Purchase Agreement”) dated as of July 16, 2015 among the Buyers, the Seller and, solely with respect to certain non-compete and confidentiality provisions of the Purchase Agreement, J. Christopher Burch.

In accordance with the Purchase Agreement, the Buyers delivered (i) $2,500,000 in cash and 500,000 shares of common stock of the Company to the Seller (the “Closing Consideration”) and (ii) $500,000 in cash and 500,000 shares of common stock of the Company into escrow for purposes of future indemnification obligations of the Seller (the “Escrow Consideration”). In addition to the foregoing consideration, Burch LLC will be eligible to earn additional cash (or, at our discretion, shares of our common stock), payable, if at all, after June 30, 2019 based on the royalties related directly to the C Wonder Brand. The value of this additional consideration, or earn-out, will be calculated as the positive amount, if any, of (i) two times (A) the maximum net royalties from license agreements as calculated for any single 12 month period commencing on July 1 and ending on June 30 between the C Wonder closing and June 30, 2019, less (B) $4.0 million, plus (ii) two times the maximum royalty determined based on a percentage of the retail and wholesale sales of C Wonder branded products by Xcel as calculated for any single 12 month period commencing on July 1 and ending on June 30 between the C Wonder closing and June 30, 2019.

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

The C Wonder Brand acquisition was accounted for as an asset purchase. The aggregate purchase price has been allocated to the following assets based on the fair market value of the assets on the date of acquisition:

Allocated to:
Trademarks	$15,436,000
Total acquisition price	$15,436,000

Trademarks have been determined by management to have an estimated useful life of 15 years and accordingly, amortization expense of $172,000 has been recorded in the Company’s consolidated statements of operations for the quarter ended September 30, 2015 (the “Current Quarter”) and the nine months ended September 30, 2015 (“Current Nine Months”).

The following represents the aggregate purchase price of $15.4 million, including legal and other fees of $0.59 million:

Cash paid	$3,000,000
Fair value of Common Stock issued (1,000,000 shares)	9,000,000
C Wonder Earn-Out obligation (at fair value, see Note 5)	2,850,000
Direct transaction expenses	586,000
Total consideration	$15,436,000

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

3.	Trademarks, Goodwill and Other Intangibles

Trademarks and other intangibles, net consist of the following:

	September 30, 2015	December 31, 2014
Trademarks	$112,112,000	$96,662,000
Licensing agreements	2,000,000	2,000,000
Non-compete agreement	562,000	562,000
Copyrights and other intellectual property	190,000	190,000
Accumulated amortization	(2,260,000)	(1,735,000)
Net carrying amount	$112,604,000	$97,679,000

Amortization expense for intangible assets for the Current Quarter and the quarter ended September 30, 2014 (the “Prior Year Quarter”) was $211,000 and $134,000, respectively. Amortization expense for intangible assets for the Current Nine Months and the nine months ended September 30, 2014 (the “Prior Year Nine Months”) was $525,000 and $406,000, respectively. The trademarks of the Isaac Mizrahi Brand, the Ripka Brand and the H Halston Brands have been determined to have indefinite useful lives and accordingly, consistent with Accounting Standards Codification (“ASC”) Topic 350, no amortization has been recorded in the Company’s unaudited condensed consolidated statements of operations.

At September 30, 2015 and December 31, 2014, the Company had $12.37 million of goodwill that represents the excess of the purchase price over the fair value of net assets acquired accounted for under the acquisition method of accounting relating to the acquisition of the Isaac Mizrahi Business. There was no change in goodwill during the Current Nine Months.

4.	Significant Contracts

QVC Agreements

Under the Company’s agreements with QVC, QVC is required to pay the Company fees based primarily on a percentage of its net sales of Isaac Mizrahi, Ripka, H Halston and C Wonder branded merchandise. QVC royalty revenue represents a significant portion of the Company’s total revenues. Royalties from QVC totaled $5.68 million and $4.05 million for the Current Quarter and Prior Year Quarter, respectively, representing 78% and 75% of the Company’s total revenues, respectively. Royalties from QVC totaled $15.78 million and $10.65 million for the Current Nine Months and the Prior Year Nine Months, respectively, representing 79% and 71% of the Company’s total revenues, respectively. As of September 30, 2015 and December 31, 2014, the Company had receivables from QVC of $5.20 million and $2.36 million, representing 69% and 65% of the Company’s receivables, respectively. The September 30, 2015 QVC receivables include $1.47 million of earned revenue that had been accrued but not billed as of September 30, 2015. The QVC receivables at December 31, 2014 had no earned revenue that was not billed.

5.	Debt

The Company’s net carrying amount of debt is comprised of the following:

	September 30, 2015	December 31, 2014
IM Term Loan	$12,000,000	$12,750,000
JR Term Loan	8,250,000	9,000,000
H Term Loan	10,000,000	10,000,000
IM Seller Note (*)	4,839,000	5,366,000
Ripka Seller Notes	460,000	4,398,000
Contingent obligation – IM Seller	250,000	5,766,000
Contingent obligation – JR Seller	3,784,000	3,784,000
Contingent obligation – CW Seller	2,850,000	-
Total	42,433,000	51,064,000
Current portion (*)	12,714,000	11,416,000
Total long-term debt	$29,719,000	$39,648,000

(*) $4,089,000 of the current portion of long-term debt consists of the IM Seller Note, described below, which is payable in common stock or cash, at the Company’s option.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

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

Year Ending December 31,	Amount of Principal Payment
2015 (October 1 through December 31)	$625,000
2016	2,625,000
2017	3,125,000
2018	5,625,000
Total	$12,000,000

IM Brands is required to prepay the outstanding amount of the IM Term Loan from excess cash flow for each fiscal year commencing with the year ending December 31, 2015 in arrears in an amount equal to (i) fifty percent (50%) of the excess cash flow for such fiscal year, until such time as principal payments to BHI under the IM Term Loan and the JR Term Loan equal $1,000,000 in the aggregate, then twenty percent (20%) of the excess cash flow for such fiscal year. Excess cash flow means, for any fiscal period, cash provided by operating activities for such period less (a) capital expenditures not made through the incurrence of indebtedness less (b) all interest and principal (including indebtedness owed for the IM Term Loan) paid or payable during such period less (c) all income tax payments made during such period. The Company estimates that the principal payment due from excess cash flow for the year ending December 31, 2015 is $2,000,000 and is included in the current portion of long-term debt on the September 30, 2015 condensed consolidated balance sheet.

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

Year Ending December 31,	Amount of Principal Payment
2015 (October 1 through December 31)	$375,000
2016	2,250,000
2017	2,875,000
2018	2,250,000
2019	500,000
Total	$8,250,000

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

JR Licensing is required to prepay the outstanding amount of the JR Term Loan from excess cash flow (the “JR Cash Flow Recapture”) for each fiscal year commencing with the year ending December 31, 2015 in arrears in an amount equal to fifty percent (50%) of such JR Cash Flow Recapture. JR Cash Flow Recapture shall mean for any fiscal period, cash provided by operating activities for such period less (a) capital expenditures not made through the incurrence of indebtedness less (b) all interest and principal (including indebtedness owed for the JR Term Loan) paid or payable during such period less (c) the portion of the holdback amount paid or payable pursuant to the asset purchase agreement dated April 1, 2014 by and between JR Licensing and Judith Ripka Berk (“Ms. Berk”) and certain companies owned by Ms. Berk (collectively “Ripka”) during such period less (d) payments made during such period by JR Licensing to the Company equal to the estimated tax liability of the Company resulting from any taxable income (net of losses, including for prior years to the extent permitted to be deducted) of JR Licensing. JR Licensing also executed a guaranty of the IM Term Loan, secured by a pledge of all of JR Licensing’s assets. The Company currently anticipates that there will not be a principal payment due from excess cash flow for the year ending December 31, 2015.

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

September 30, 2015

(Unaudited)

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

As of September 30, 2015, the Company was in compliance with all of the covenants under the Term Loans.

For the Current Quarter and the Prior Year Quarter, the Company incurred interest expense of $304,000 and $227,000, respectively, related to the Term Loans. For the Current Nine Months and the Prior Year Nine Months, the Company incurred interest expense of $918,000 and $598,000, respectively, related to the Term Loans.

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

For the Current Quarter and the Prior Year Quarter, the Company incurred interest expense of $79,000 and $86,000, respectively, which includes amortization of the discount on the IM Seller Note of $74,000 and $81,000, respectively. For the Current Nine Months and the Prior Year Nine Months, the Company incurred interest expense of $237,000 and $254,000, respectively, which includes amortization of the discount on the IM Seller Note of $223,000 and $239,000, respectively. The IM Seller Note balance, net of discount, at September 30, 2015 and December 31, 2014 was $4,839,000 and $5,366,000, respectively.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

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

On February 20, 2015, the Company entered into a release letter (the “Release Letter”) with Thai Jewelry, pursuant to which the Company agreed to issue to Thai Jewelry an aggregate of 266,667 shares of the Company’s Common Stock in exchange for the cancellation of the $2,400,000 Seller Note. On March 25, 2015, the Company issued the shares of Common Stock pursuant to the Release Letter. The carrying value, net of the discount at the time of the redemption of the $2.4 million Ripka Seller Notes was $1.79 million and, as a result, the Company recorded a loss on the early extinguishment of debt of $0.61 million during the Current Nine Months, which is included in the accompanying condensed consolidated statements of operations.

On April 21, 2015, the Company satisfied an additional $3 million principal amount of the Ripka Seller Notes by issuing 333,334 shares of the Company’s common stock. The carrying value, net of the discount at the time of the redemption of the $3 million Ripka Seller Notes was $2.24 million and, as a result, the Company recorded a loss on the early extinguishment of debt of $0.76 million during the Current Nine Months.

For the Current Quarter and Prior Year Quarter, the Company incurred interest expense of $8,000 and $78,000, respectively, which consists solely of amortization of the discount on the Ripka Seller Notes. For the Current Nine Months and the Prior Year Nine Months, the Company incurred interest expense of $96,000 and $153,000, respectively, which consists solely of amortization of the discount on the Ripka Seller Notes. The Ripka Seller Notes balance, net of discount, at September 30, 2015 and December 31, 2014 was $460,000 and $4,398,000, respectively.

Contingent Obligations

IM Earn-Out Obligation

IM Ready was eligible to earn additional shares of Common Stock with a value of up to $7,500,000 (the “IM Earn-Out Value”) for the 12-month period ended September 30, 2015 with such earn-out payment contingent upon the Isaac Mizrahi Business achieving the net royalty income target set forth below (the “IM Earn-Out Obligation”). On December 24, 2013, the Company and IM Ready amended the terms of the IM Earn-Out Obligation and eliminated the additional consideration for the 12 months ended September 30, 2014 and the Company made a one-time cash payment of $315,000 to IM Ready in March 2014.

During the Current Nine Months, the Company recorded a $3.0 million gain on the reduction of contingent obligations in the accompanying condensed consolidated statements of operations. Prior to the Current Nine Months’ reduction, the IM Earn-Out Obligation was based on the $7.5 million Earn-Out Value multiplied by 40%, the applicable percentage. The applicable percentage was based on an estimated royalty target range. The reduction in the IM Earn-Out Obligation was based primarily on a revision of projected future net royalty income related to the Isaac Mizrahi Brand during the earn-out period ending September 30, 2015. The IM Earn-Out Obligation was reduced as a result of the timing of projected future net royalty income of the Isaac Mizrahi Business, which diminished the probability of achieving the remaining royalty target. This adjustment resulted from the Company having better visibility as to its 2015 royalties given current Isaac Mizrahi Brand product sales information. IM Ready did not meet the net royalty income target for the 12-month period ended September 30, 2015 and, accordingly, the IM Earn-Out Obligation expired and the Company did not issue additional shares of its Common Stock.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

The IM Earn-Out Value was payable solely in stock. In accordance with ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC Topic 480”), the IM Earn-Out Obligation was treated as a liability in the accompanying condensed consolidated balance sheets because of the variable number of shares payable under the agreement.

The IM Earn-Out Obligation is recorded as the current portion of long-term debt in the amount of $0 and $3.0 million at September 30, 2015 and December 31, 2014, respectively, in the accompanying condensed consolidated balance sheets.

QVC Earn-Out

The Company was obligated to pay IM Ready $2.76 million, payable in cash or Common Stock, at the Company’s option, contingent upon IM Brands receiving aggregate net royalty income of at least $2.5 million from QVC in the twelve-month period ended September 30, 2015 with the number of shares of such stock based upon the greater of (x) $4.50 per share, and (y) the average stock price for the last twenty business days prior to the time of such issuance (the “QVC Earn-Out”). The $2.5 million in net royalty income from QVC for the twelve-month period ended September 30, 2015 was met and, therefore, the Company issued IM Ready 290,473 shares of Common Stock, valued at $2.51 million as of September 30, 2015 and shall remit a $0.25 million payment in cash.

The QVC Earn-Out of $0.25 million and $2.76 million is recorded as a current liability in the accompanying condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively, because of the variable number of shares payable under the agreement.

Ripka Earn-Out

In connection with the purchase of the Ripka Brand, the Company agreed to pay Ripka additional consideration of up to $5 million in aggregate (the “Ripka Earn-Out”), payable in cash or shares of the Company’s Common Stock based on the fair market value of the Common Stock at the time of payment, and with a floor of $7.00 per share, based on the Ripka Brand achieving in excess of $1 million of net royalty income during each of the 12-month periods ending on October 1, 2016, 2017 and 2018, less the sum of all earn-out payments for any prior earn-out period. Net royalty income shall not include any revenues generated by direct-response television sales or any revenue accelerated as a result of termination of any license agreement. The Ripka Earn-Out of $3.78 million is recorded as long-term debt at September 30, 2015 in the accompanying condensed consolidated balance sheets based on the difference between the fair value of the acquired assets of the Ripka Brand and the total consideration paid. In accordance with ASC Topic 480, the Ripka Earn-Out obligation is treated as a liability in the accompanying condensed consolidated balance sheet because of the variable number of shares payable under the agreement.

C Wonder Earn-Out

In connection with the purchase of the C Wonder Brand, the Company agreed to pay the Seller additional consideration (the “C Wonder Earn-Out”), which would be payable, if at all, in cash or shares of common stock of the Company, at the Company’s sole discretion, after June 30, 2019, with a value based on the royalties related directly to the assets the Company acquired pursuant to the Purchase Agreement. The value of the earn-out shall be calculated as the positive amount, if any, of (i) two times (A) the maximum net royalties as calculated for any single twelve month period commencing on July 1 and ending on June 30 between the closing date and June 30, 2019 (each, a “Royalty Target Year”) less (B) $4,000,000, plus (ii) two times the maximum royalty determined based on a percentage of retail and wholesale sales of C Wonder branded products by the Company as calculated for any single Royalty Target Year. The C Wonder Earn-Out of $2.85 million is recorded as long-term debt at September 30, 2015 in the accompanying condensed consolidated balance sheets based on an independent valuation of the Earn-Out utilizing a probability weighted income approach. This approach is based on the probability of the C Wonder Brand achieving certain net royalty income targets within the earn-out periods and then calculating the present value of the weighted average payment amount. In accordance with ASC Topic 480, the C Wonder Earn-Out obligation is treated as a liability in the accompanying condensed consolidated balance sheet because of the variable number of shares payable under the agreement.

As of September 30, 2015 and December 31, 2014, total contingent obligations were $6.88 million and $9.55 million, respectively.

6.	Lease Agreement

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

In connection with the Sublease, the Company obtained an Irrevocable Standby Letter of Credit (the “Letter of Credit”) from BHI in favor of Sublandlord, for a sum not exceeding $1,108,725. The Company has deposited this amount with BHI as collateral for the Letter of Credit and recorded the amount as restricted cash in the September 30, 2015 unaudited condensed consolidated balance sheet.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

7.	Stockholders’ Equity

Public Equity Offering

On August 5, 2015, the Company consummated an underwritten public offering of 1,800,000 shares of its common stock at a price of $9.00 per share (the “Offering”) generating gross proceeds of $16,200,000, before underwriting discounts and commissions and other offering expenses of approximately $2,011,000. In addition, the Company granted the underwriter an option to purchase up to an additional 270,000 shares of common stock. The underwriter partially exercised its option to purchase 213,128 shares of common stock, generating gross proceeds of $1,918,000. The common stock began trading on the NASDAQ Global Market under the symbol “XELB” on July 31, 2015.

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

Stock Options

Options granted under the Plan expire at various times, either five, seven or ten years from the date of grant, depending on the particular grant.

The Company did not grant any stock options during the Current Nine Months.

A summary of the Company’s stock options for the Current Nine Months is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	404,000	$6.67	2.89	$1,472,000
Granted	-	-		-
Canceled	-	-		-
Exercised	(20,250)	(3.57)		-
Expired/Forfeited	(1,250)	(3.40)		-
Outstanding and expected to vest at September 30, 2015	382,500	$5.46	2.25	$1,198,000
Exercisable at September 30, 2015	330,000	$5.12	1.70	$1,145,000

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

Compensation expense related to stock options for the Current Quarter and the Prior Year Quarter was $17,000 and $15,000, respectively. Compensation expense related to stock option grants for the Current Nine Months and the Prior Year Nine Months was $50,000 and $37,000, respectively. Total unrecognized compensation expense related to unvested stock options at September 30, 2015 amounts to $50,000 and is expected to be recognized over a weighted average period of 0.51 years.

The following table summarizes the Company’s stock option activity for non-vested options for the Current Nine Months:

	Number of Options	Weighted Average Grant Date Fair Value
Balance at January 1, 2015	95,000	$1.43
Granted	-	-
Vested	(42,500)	1.42
Forfeited or Canceled	-	-
Balance at September 30, 2015	52,500	$1.44

Warrants

Warrants granted under the Plan expire at various times, either five, seven or ten years from the date of grant, depending on the particular grant.

As of September 30, 2015 and December 31, 2014, there were 2,219,543 warrants outstanding and exercisable, with a weighted average exercise price of $6.07 per share. The weighted average remaining contractual life of the warrants outstanding and exercisable at September 30, 2015 and December 31, 2014 was 3.48 and 4.23 years, respectively, and the aggregate intrinsic value was $5,587,000 and $6,497,000, respectively.

The Company did not grant any warrants to purchase shares of Common Stock during the Current Nine Months.

No compensation expense was recorded in the Current Nine Months or Prior Year Nine Months related to warrants.

Restricted Stock

A summary of the Company’s restricted stock for the Current Nine Months is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	3,208,410	$4.46
Granted	595,334	9.00
Canceled	-	-
Vested	(262,405)	8.06
Expired/Forfeited	(8,187)	6.85
Outstanding at September 30, 2015	3,533,152	$4.95

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

September 30, 2015

(Unaudited)

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

On July 1, 2015, the Company issued employees 9,667 shares of restricted stock. The shares of restricted stock vest evenly over two years, whereby 50% vest on April 30, 2016 and 50% vest on April 30, 2017. Notwithstanding the foregoing, each grantee may extend the first anniversary of all or a portion of the restricted stock by six months and, thereafter one or more times may further extend such date with respect to all or a portion of the restricted stock until the next following April 30th or October 31st, as the case may be, by providing written notice of such election to extend such date with respect to all or a portion of the restricted stock prior to such date.

Compensation expense related to restricted stock grants for the Current Quarter and Prior Year Quarter was $1,275,000 and $921,000, respectively. Compensation expense related to restricted stock grants for the Current Nine Months and Prior Year Nine Months was $3,363,000 and $4,282,000, respectively. Total unrecognized compensation expense related to unvested restricted stock grants at September 30, 2015 amounts to $5,743,000 and is expected to be recognized over a weighted average period of 1.43 years.

Shares Available Under the Company’s 2011 Equity Incentive Plan

At September 30, 2015, there were 3,188,936 shares of Common Stock available for issuance under the Plan.

Shares Reserved for Issuance

At September 30, 2015, there were 5,790,979 shares of Common Stock reserved for issuance pursuant to unexercised warrants and stock options, or available for issuance under the Plan.

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

Shares used in calculating basic and diluted income (loss) per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic	17,187,272	12,021,614	15,380,609	11,526,277
Effect of exercise of warrants	962,292	897,509	962,292	-
Effect of exercise of stock options	128,618	115,046	128,618	-
Diluted	18,278,182	13,034,169	16,471,519	11,526,277

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

The computation of basic and diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options and warrants	750,000	-	750,000	-

9.	Income Tax

The effective income tax rate for the Current Quarter and the Prior Year Quarter from continuing operations was approximately 54% and 46%, respectively, resulting in a $0.05 million and $0.24 million income tax expense, respectively. The effective income tax rate for the Current Nine Months and the Prior Year Nine Months was approximately 2% and 54%, respectively, resulting in a $0.04 million and $0.07 million income tax expense, respectively. During the Current Nine Months and the Prior Year Nine Months, the Company recorded a $3.0 million and a $0.6 million gain on the reduction of contingent obligations related to the acquisition of the Isaac Mizrahi Brand, respectively. This gain was not subject to tax and was treated as a discrete item occurring in the Current Nine Months and the Prior Year Nine Months.

10.	Discontinued Operations

Discontinued operations represents the net sales and expenses related to the Company’s retail operations. The Company will continue to operate e-commerce, which was previously reported as a component of retail operations, as a component of its licensing business.

A summary of the Company’s results of discontinued operations of its retail business for the Current Quarter and Current Nine Months, as well as the Prior Year Quarter and Prior Year Nine Months and the Company’s assets and liabilities from discontinued operations of its retail business as of September 30, 2015 and December 31, 2014 are as follows:

Results of discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$-	$209,000	$287,000	$347,000
Cost of sales	-	(224,000)	(221,000)	(332,000)
Operating expenses	(1,000)	(580,000)	(267,000)	(1,143,000)
Depreciation expense	-	(30,000)	-	(61,000)
Loss from disposal of discontinued operations	(32,000)	-	(273,000)	-
Income tax benefit	19,000	408,000	193,000	652,000
Loss from discontinued operations, net	$(14,000)	$(217,000)	$(281,000)	$(537,000)

Loss per share from discontinued operations, net:
Basic	$0.00	$(0.02)	$(0.02)	$(0.05)
Diluted	$0.00	$(0.02)	$(0.02)	$(0.05)

Weighted average shares outstanding:
Basic	17,187,272	12,021,614	15,380,609	11,526,277
Diluted	18,278,182	13,034,169	16,471,519	11,526,277

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

Assets and liabilities of discontinued operations:

	September 30,	December 31,
	2015	2014
Inventory	$-	$214,000
Prepaid expenses and other current assets	8,000	63,000
Deferred tax asset	-	226,000
Total current assets	$8,000	$503,000

Property and equipment, net	$-	$112,000
Other long-term assets	-	11,000
Total long-term assets	$-	$123,000

Accounts payable and accrued expenses	$65,000	$157,000
Other current liabilities	-	61,000
Total current liabilities	$65,000	$218,000

11.	Related Party Transactions

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

The Company incurred direct licensing costs with Mr. Slater from amortization of the one-time payment stated above for the Current Quarter and the Prior Year Quarter of $16,000 and $21,000, respectively. Direct licensing costs for the Current Nine Months and the Prior Year Nine Months amounted to $32,000 and $63,000, respectively.

Licensing Agent Agreement

On August 2, 2011, the Company entered into a licensing agent agreement with Adam Dweck (“AD”), son of Jack Dweck, a former director of the Company, pursuant to which he is entitled to a five percent commission on any royalties the Company receives under any new license agreements that he procures for the Company for the initial term of such license agreements. AD earned $0 and $5,000 in fees for the Current Quarter and Prior Year Quarter, respectively, and earned $11,000 and $17,000 in fees for the Current Nine Months and Prior Year Nine Months, respectively.

Jones Texas, Inc.

On May 14, 2015, and amended on June 24, 2015, the Company entered into a consulting agreement with Jones Texas, Inc., ("JT Inc.") whose controlling shareholder is Edward Jones, a Director of the Company. The agreement provides for fees payable to JT Inc. up to $75,000. Fees paid to JT Inc. amounted to $62,500 and $75,000 during the Current Quarter and Current Nine Months, respectively. Consulting services were related to due diligence on the C Wonder brand prior to the acquisition.

Marisa Gardini

In accordance with the terms and conditions of the C Wonder Purchase Agreement, the Company paid Marisa Gardini a former Director of the Company, a $240,000 fee as a commission for the acquisition of the C Wonder Brand. The amount of the payment was considered a direct acquisition cost of the C Wonder Brand and accordingly has been included as a component of the purchase price.

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

Overview

Xcel Brands, Inc. (“Xcel,” the “Company,” “we,” “us” or “our”) is a brand development and media company engaged in the design, licensing, marketing and direct to consumer sales of branded apparel, footwear, accessories, jewelry and home goods, and the acquisition of additional high profile consumer lifestyle brands. Our brand portfolio consists of the Isaac Mizrahi Brand, the Ripka Brand, the H by Halston and H Halston brands (collectively, the “H Halston Brands”), the C Wonder Brand and certain rights of the Liz Claiborne New York brand (“LCNY Brand”) through July 31, 2016. Going forward, our focus shall be on our wholly-owned brands.

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

From June 2013 through December 2014, we operated our retail business through our wholly-owned subsidiary, IMNY Retail Management, LLC (“Retail Management”). Retail Management launched an e-commerce platform under our Isaac Mizrahi Brand in May 2014. With the Ripka Brand acquisition, we also acquired the rights to the Ripka e-commerce site. In December 2014, the Company decided to discontinue its retail stores. The Company’s retail operations are treated as discontinued operations and prior periods presented have been reclassified to give effect to this change (see Note 10, Discontinued Operations, to the Unaudited Condensed Consolidated Financial Statements).

On July 31, 2015, we completed the acquisition of certain assets of Burch Acquisition, LLC, including the “C Wonder” trademark and other intellectual property relating thereto, pursuant to an asset purchase agreement dated as of July 16, 2015 among the Company, the Seller and, solely with respect to certain non-compete and confidentiality provisions of the Purchase Agreement, J. Christopher Burch (See Note 2, Acquisition of C Wonder Assets in the Unaudited Condensed Consolidated Financial Statements).

Summary of Operating Results

The three months ended September 30, 2015 (the “Current Quarter”) compared to the three months ended September 30, 2014 (the “Prior Year Quarter”).

Total Revenues.

Current Quarter total revenues increased approximately $1.94 million to $7.34 million from $5.40 million in the Prior Year Quarter. This increase was primarily related to an increase in net licensing revenues of $1.91 million.

Net licensing revenues for the Current Quarter increased by $1.91 million, compared to the Prior Year Quarter primarily due to the acquisition of the H Halston Brands, which were purchased in December 2014, the acquisition of the C Wonder Brand in July 2015, and the continuing growth of the Isaac Mizrahi Brand. We continue to focus on our international expansion by marketing our Isaac Mizrahi Brand through direct-response television in Canada on The Shopping Channel. In addition, in May 2014, we brought the IsaacMizrahiLIVE brand to the United Kingdom through QVC.

Gross Profit.

Gross profit for the Current Quarter was $7.29 million, compared to $5.39 million for the Prior Year Quarter. The increase in gross profit was primarily attributable to the increase in revenues. Gross profit for the Current Quarter includes $0.05 million of cost of goods sold related to our e-commerce business, which was launched in May 2014.

Operating Expenses.

Operating expenses totaled $6.76 million for the Current Quarter, compared to $4.45 million for the Prior Year Quarter. The increase of approximately $2.31 million was primarily related to an increase in compensation expense of $1.07 million, an increase in general and administrative expenses of $0.49 million, an increase in stock-based compensation of $0.36 million and an increase in other design and marketing costs of $0.26 million. The increase in compensation expense was primarily due to the staffing for the C Wonder brand acquired in July 2015 and the H Halston Brands acquired in December 2014. Increases in other design and marketing costs are attributable to the operations of the C Wonder brand and H Halston Brands and the growth of our existing business.

Interest and Finance Expense.

Interest and finance expense for the Current Quarter increased by $0.02 million to $0.43 million, compared to $0.41 million in the Prior Year Quarter. This was primarily due to the higher term debt principal balance from financing a portion of the H Halston Brands acquisition.

Provision for Income Taxes.

The effective income tax rate for the Current Quarter from continuing operations was approximately 54% resulting in a $0.05 million income tax provision. The effective income tax rate for the Prior Year Quarter was 46%, which resulted in a $0.24 million income tax provision.

Discontinued Operations.

The loss from discontinued operations, net, was attributable to the net loss related to our retail operations, as a result of our decision in December 2014 to discontinue our retail stores. The Current Quarter loss from discontinued operations, net, of $0.01 million mainly represents wind down costs associated with the closing of our retail stores. The Prior Year Quarter loss from discontinued operations, net, of $0.22 million mainly represents compensation expense and other general and administrative expenses, offset by an income tax benefit of $0.17 million.

Net Income.

The Company had net income of $0.03 million for the Current Quarter, compared to $0.07 million for the Prior Year Quarter. Net income for the Current Quarter and the Prior Year Quarter include certain non-cash components as described under “Liquidity and Capital Resources - Operating Activities.”

Non-GAAP Net Income, Non-GAAP Diluted EPS and Adjusted EBITDA.

The Company had non-GAAP net income of $1.42 million, or $0.08 per diluted share (“non-GAAP diluted EPS”), for the Current Quarter, compared to non-GAAP net income of $1.39 million, or non-GAAP diluted EPS of $0.11, for the Prior Year Quarter. Non-GAAP net income is a non-GAAP unaudited term, which we define as net income, exclusive of stock-based compensation, non-cash interest expense from discounted debt related to acquired assets, gain on the reduction of contingent obligations, loss on extinguishment of debt, other non-cash adjustments and loss from discontinued operations, net.

The Company had Adjusted EBITDA of $2.22 million for the Current Quarter, compared to Adjusted EBITDA of $2.15 million for the Prior Year Quarter. Adjusted EBITDA is a non-GAAP unaudited term, which we define as net income before stock-based compensation, interest expense and other financing costs (including gain (loss) on extinguishment of debt), income taxes, other state and local franchise taxes, depreciation and amortization, gain on the reduction of contingent obligations, other non-cash adjustments and loss on discontinued operations of our retail business.

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

The following table is a reconciliation of net income (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net income:

	Three Months Ended September 30,
	2015	2014
Net income	$30,000	$66,000
Non-cash interest and finance expense	84,000	165,000
Stock-based compensation	1,292,000	936,000
Loss from discontinued operations, net	14,000	217,000
Other	-	10,000
Non-GAAP net income	$1,420,000	$1,394,000

The following table is a reconciliation of diluted income per share (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted EPS:

	Three Months Ended September 30,
	2015	2014
Diluted income per share (1)	$0.00	$0.01
Non-cash interest and finance expense	0.01	0.01
Stock-based compensation	0.07	0.08
Loss from discontinued operations, net	0.00	0.01
Other non-cash adjustments	-	0.00
Non-GAAP diluted EPS	$0.08	$0.11
Non-GAAP weighted average diluted shares	18,278,182	13,034,169

(1)	In the unaudited condensed consolidated statements of operations, the Company reports net income for each period presented and in accordance with GAAP, diluted weighted average shares were 18,278,182 and 13,034,169 for the three months ended September 30, 2015 and 2014, respectively.

The following table is a reconciliation of basic and diluted weighted average shares (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP weighted average diluted shares:

	Three Months Ended September 30,
	2015	2014
Basic weighted average shares	17,187,272	12,021,614
Effect of exercising warrants	962,292	897,509
Effect of exercising stock options	128,618	115,046
Non-GAAP weighted average diluted shares	18,278,182	13,034,169

The following table is a reconciliation of net income (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Three Months Ended September 30,
	2015	2014
Net income	$30,000	$66,000
Depreciation and amortization	373,000	235,000
Interest and finance expense	432,000	414,000
Income tax expense	51,000	242,000
State and local franchise taxes	27,000	31,000
Stock-based compensation	1,292,000	936,000
Loss from discontinued operations, net	14,000	217,000
Other non-cash adjustments	-	10,000
Adjusted EBITDA	$2,219,000	$2,151,000

The nine months ended September 30, 2015 (the “Current Nine Months”) compared to the nine months ended September 30, 2014 (the “Prior Year Nine Months”).

Total Revenues.

Current Nine Months total revenues increased approximately $5.23 million to $20.25 million from $15.02 million in the Prior Year Nine Months. This increase was primarily related to increases in net licensing revenues of $5.10 million and e-commerce net sales revenues of $0.13 million.

Net licensing revenues for the Current Nine Months increased by $5.10 million, compared to the Prior Year Nine Months primarily due to the acquisition of the Ripka Brand, which was purchased in April 2014, the acquisition of the H Halston Brands, which were purchased in December 2014, the acquisition of the C Wonder Brand, which was purchased in July 2015 and the continuing growth of the Isaac Mizrahi Brand. We continue to focus on our international expansion by marketing our Isaac Mizrahi Brand through direct-response television in Canada on The Shopping Channel. In addition, in May 2014, we brought the IsaacMizrahiLIVE brand to the United Kingdom through QVC. The increase in e-commerce net sales of $0.13 million was attributable to the launch of the e-commerce platform in May 2014.

Gross Profit.

Gross profit for the Current Nine Months was $20.12 million, compared to $14.99 million for the Prior Year Nine Months. The increase in gross profit was primarily attributable to the increase in revenues. Gross profit for the Current Nine Months includes $0.13 million of cost of goods sold related to our e-commerce business, which was launched in May 2014.

Operating Expenses.

Operating expenses totaled $18.25 million for the Current Nine Months, compared to $14.41 million for the Prior Year Nine Months. The increase of approximately $3.84 million was primarily related to an increase in compensation expense of $2.87 million and an increase in other design and marketing costs and general and administrative expenses of $1.62 million, partially offset by a decrease in stock-based compensation of $0.91 million. The increase in compensation expense was primarily due to the staffing for the Ripka Brand acquired in April 2014, the H Halston Brands acquired in December 2014 and the C Wonder Brand acquired in July 2015. Increases in other design and marketing costs and general and administrative expenses are attributable to the operations of the Ripka Brand, the H Halston Brands, the C Wonder Brand and the growth of our existing business.

Other Expenses (Income).

Other income, net for the Current Nine Months consists of a $3.0 million gain on the reduction of contingent obligations, offset by a $1.37 million loss on extinguishment of debt. The gain on the reduction of contingent obligations was a result of the Company reducing the fair value of its contingent obligation on its earn-out obligation to the seller of the Isaac Mizrahi Brand. The loss on extinguishment of debt was as a result of the Company satisfying $5.40 million principal amount of Ripka Seller Notes by issuing 600,001 shares of our common stock in March and April 2015. The maturity date of the Ripka Seller Notes was originally March 31, 2019. The carrying value, net of the discount, of the Ripka Seller Notes at the redemption date was $4.03 million, resulting in a loss of $1.37 million.

Other income for the Prior Year Nine Months consists of a $0.6 million gain on the reduction of contingent obligations as a result of the Company reducing the fair value of its contingent obligations to the seller of the Isaac Mizrahi brand.

Interest and Finance Expense.

Interest and finance expense for the Current Nine Months increased by $0.32 million to $1.38 million, compared to $1.06 million in the Prior Year Nine Months. This was primarily due to the higher term debt principal balance from financing a portion of the Ripka Brand acquisition and the H Halston Brands acquisition.

Provision for Income Taxes.

The effective income tax rate for the Current Nine Months was approximately 2% resulting in a $0.04 million income tax expense. The effective income tax rate for the Prior Year Nine Months was 54% which resulted in a $0.07 million income tax expense. During the Current Nine Months and the Prior Year Nine Months, we recorded a $3.0 million and a $0.6 million gain on the reduction of contingent obligations related to the acquisition of the Isaac Mizrahi Brand, respectively. This gain was not subject to tax and was treated as a discrete item occurring in the Current Nine Months and the Prior Year Nine Months.

Discontinued Operations.

The loss from discontinued operations, net, was attributable to the net loss related to our retail operations, as a result of our decision in December 2014 to discontinue our retail stores. The Current Nine Months’ loss from discontinued operations, net, of $0.28 million mainly represents compensation expense, other general and administrative expenses and wind down costs associated with the closing of our retail stores, offset by an income tax benefit of $0.19 million. The Prior Year Nine Months loss from discontinued operations, net, of $0.54 million mainly represents compensation expense and other general and administrative expenses, offset by an income tax benefit of $0.65 million.

Net Income (Loss).

The Company had net income of $1.81 million for the Current Nine Months, compared to a net loss of $0.48 million for the Prior Year Nine Months. Net income (loss) for the Current Nine Months and the Prior Year Nine Months include certain non-cash components as described in the following paragraph and detailed later in this section.

Non-GAAP Net Income, Non-GAAP Diluted EPS and Adjusted EBITDA.

The Company had non-GAAP net income of $4.20 million, or $0.26 non-GAAP diluted EPS for the Current Nine Months, compared to non-GAAP net income of $4.20 million, or non-GAAP diluted EPS of $0.36 for the Prior Year Nine Months.

The Company had Adjusted EBITDA of $6.32 million for the Current Nine Months, compared to Adjusted EBITDA of $5.69 million for the Prior Year Nine Months.

The following table is a reconciliation of net income (loss) (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net income:

	Nine Months Ended September 30,
	2015	2014
Net income (loss)	$1,806,000	$(480,000)
Non-cash interest and finance expense	330,000	408,000
Stock-based compensation	3,413,000	4,319,000
Loss on extinguishment of debt	1,371,000	-
Loss from discontinued operations, net	281,000	537,000
Gain on reduction of contingent obligations	(3,000,000)	(600,000)
Other non-cash adjustments	-	13,000
Non-GAAP net income	$4,201,000	$4,197,000

The following table is a reconciliation of basic and diluted income (loss) per share (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted EPS:

	Nine Months Ended September 30,
	2015	2014
Diluted income (loss) per share (1)	$0.11	$(0.04)
Non-cash interest and finance expense	0.02	0.04
Stock-based compensation	0.21	0.37
Loss on extinguishment of debt	0.08	-
Loss from discontinued operations, net	0.02	0.04
Gain on reduction of contingent obligations	(0.18)	(0.05)
Non-GAAP diluted EPS	$0.26	$0.36
Non-GAAP weighted average diluted shares	16,471,519	11,526,277

(1)	In the unaudited condensed consolidated statements of operations, the Company reports net income (loss) for each period presented. In accordance with GAAP, diluted weighted average shares were 16,471,519 and 11,526,277 for the nine months ended September 30, 2015 and 2014, respectively.

The following table is a reconciliation of basic and diluted weighted average shares (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP weighted average diluted shares:

	Nine Months Ended September 30,
	2015	2014
Basic weighted average shares	15,380,609	11,526,277
Effect of exercising warrants	962,292	-
Effect of exercising stock options	128,618	-
Non-GAAP weighted average diluted shares	16,471,519	11,526,277

The following table is a reconciliation of net income (loss) (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Nine Months Ended September 30,
	2015	2014
Net income (loss)	$1,806,000	$(480,000)
Depreciation and amortization	953,000	695,000
Interest and finance expense	1,376,000	1,061,000
Income tax expense	35,000	68,000
State and local franchise taxes	83,000	75,000
Stock-based compensation	3,413,000	4,319,000
Loss on extinguishment of debt	1,371,000	-
Loss from discontinued operations, net	281,000	537,000
Gain on reduction of contingent obligations	(3,000,000)	(600,000)
Other non-cash adjustments	-	13,000
Adjusted EBITDA	$6,318,000	$5,688,000

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund working capital needs, and to a lesser extent, capital expenditures. At September 30, 2015 and December 31, 2014, our unrestricted cash and cash equivalents were $16.20 million and $8.53 million, respectively. During the Current Quarter, we closed on a public offering that resulted in approximately $16.11 million in net cash proceeds after underwriting discounts and commissions and other expenses of the equity offering (See Note 7, Stockholders’ Equity in the Unaudited Condensed Consolidated Financial Statements).

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

Our contingent obligations (see Note 5, Debt in the Unaudited Condensed Consolidated Financial Statements) are payable in stock and/or cash, at our discretion. Payment of these obligations in stock would not affect our liquidity.

The January 31, 2016 payment of $750,000 under the IM Seller Note (see Note 5, Debt, to the Unaudited Condensed Consolidated Financial Statements) is payable in cash subject to Bank of Hapoalim (“BHI”) approving the cash payment. If BHI does not approve the cash payment, the amount shall be payable in shares of Common Stock.

On July 8, 2015, we entered into a Sublease Agreement (the “Sublease”) with GBG USA Inc., a Delaware corporation (the “Sublandlord”), pursuant to which the Company has subleased approximately 29,566 rentable square feet of office space (the “Premises”). In connection with the Sublease, the Company has obtained, with the consent of the landlord of the Premises to the Sublease, an Irrevocable Standby Letter of Credit (the “Letter of Credit”) from BHI in favor of Sublandlord, for a sum of $1.1 million. We deposited this amount with BHI as collateral for the Letter of Credit, and recorded the amount as restricted cash in the September 30, 2015 unaudited condensed consolidated balance sheet.

Changes in Working Capital

At September 30, 2015 and December 31, 2014, the adjusted working capital ratio (current assets to current liabilities, excluding current contingent obligations and a $4.1 and $2.4 million Ripka Seller Note payment in stock, see Note 5, Debt in the Unaudited Condensed Consolidated Financial Statements) was 1.98 to 1.00 and 1.47 to 1.00, respectively. Contingent obligations are not considered part of working capital because we have the right to pay the obligation in stock. Commentary on components of our cash flows used in continuing operations for the Current Nine Months, compared to the Prior Year Nine Months is set forth below:

Operating Activities

Net cash provided by operating activities from continuing operations was approximately $1.29 million in the Current Nine Months, compared to net cash provided by operating activities from continuing operations of approximately $3.48 million in the Prior Year Nine Months. The Current Nine Months cash provided by operating activities includes net income of $1.81 million, non-cash expenses of $3.08 million and a net loss from discontinued operations, net of $0.28 million, offset by the change in operating assets and liabilities of $(3.88) million. Non-cash expenses mainly consist of $3.41 million of stock-based compensation, $1.37 million of loss from the extinguishment of debt, $0.95 million of depreciation and amortization, $(3.0) million of gain from the reduction of contingent obligations, $(0.09) million deferred income tax benefit and $0.45 million of amortization of debt discount and deferred finance costs. The $(3.88) million change in operating assets and liabilities includes an increase of $3.83 million of accounts receivable primarily related to timing of collections from QVC, including $1.47 million of earned revenue that had been accrued but not billed as of September 30, 2015.

The Prior Year Nine Months cash provided by operating activities was primarily due to a net loss of $(0.48) million and the net change in operating assets and liabilities of $(0.20) million, offset by a net loss from discontinued operations, net of $0.54 million and non-cash operating expenses of $3.62 million. Non-cash expenses consist of $4.32 million of stock-based compensation, $0.70 million of depreciation and amortization, $(1.24) million of deferred income tax benefit, $(0.60) million of gain on the reduction of contingent obligations and $0.45 million of amortization of debt discount and deferred finance charges.

Investing Activities

Net cash used in investing activities from continuing operations for the Current Nine Months was approximately $4.81 million, compared to $12.78 million in the Prior Year Nine Months. The Current Nine Months net cash used in investing activities was attributable to restricted cash of $1.11 million for a security deposit on the lease for our new office space, which is scheduled to commence in January 1, 2016, cash consideration paid for the acquisition of the C Wonder Brand of $3.59 million, cash consideration paid for the acquisition of the H Halston Brands of $0.01 million and capital expenditures of $0.09 million. In the Prior Year Nine Months, $12.36 million was attributable to cash consideration paid for the acquisition of the Ripka Brand and $0.41 million of capital expenditures for property and equipment.

Financing Activities

Net cash provided by financing activities for the Current Nine Months was approximately $11.09 million, primarily attributable to the net proceeds from the issuance of our common stock of $16.11 million, repayments on our long-term debt of $2.26 million, payment on our installment obligation related to the Ripka Brand of $2.19 million, and $0.71 million of repurchased shares of restricted stock that had vested. Net cash provided by financing activities for the Prior Year Nine Months was approximately $8.39 million, primarily attributable to $9.00 million of proceeds from the term debt related to the Ripka Brand and $0.06 million of repurchased shares of restricted stock that had vested, offset by $0.32 million of contingent obligation payments and $0.24 million of deferred financing costs related to the Ripka Brand acquisition.

Other Factors

We continue to seek to expand and diversify the types of licensed products being produced under the Mizrahi, Ripka, H Halston and C Wonder brands. We will seek to continue to diversify the distribution channels within which licensed products are sold, in an effort to reduce dependence on any particular retailer, consumer or market sector within each of our brands. The Mizrahi Brands, the H Halston Brands and C Wonder brand have a core business in fashion apparel and accessories. The Ripka Brand historically have been focused on fine jewelry, which we believe helps diversify our industry focus while at the same time complements, expands on and grows our overall business relationship with QVC. Going forward our focus shall be on our wholly-owned brands. We also intend to seek new opportunities, including expansion through direct-response television and additional domestic and international licensing arrangements, and acquiring additional brands. Our success, however, will still remain largely dependent on our ability to build and maintain our brands’ awareness and contract with and retain key licensees and on our licensees’ ability to accurately predict upcoming fashion and design trends within their respective customer bases and fulfill the product requirements of their particular retail channels within the global marketplace. Unanticipated changes in consumer fashion preferences, slowdowns in the U.S. economy, changes in the prices of supplies, consolidation of retail establishments, and other factors noted in “Risk Factors” in the our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC, could adversely affect our licensees’ ability to meet and/or exceed their contractual commitments to us and thereby adversely affect our future operating results.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 31, 2015, for a discussion of our critical accounting policies. During the three and nine months ended September 30, 2015, there were no material changes to these policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2015, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2015 such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

B. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

There have not been any significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 13, 2015	By:	/s/ Robert W. D’Loren
Name: Robert W. D’Loren
Title: Chairman and Chief Executive Officer

	By:	/s/ James Haran
Name: James Haran
Title: Chief Financial Officer and Vice President

