Form 10-K
period 2015-12-31
XCel Brands, Inc.
filed 2016-03-17
CIK 1083220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

Commission File Number: 0-31553

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

XCEL BRANDS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	76-0307819
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

475 Tenth Avenue, New York, NY 10018
(Address of Principal Executive Offices)

(347) 727-2474

(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter. $51,114,000 based upon the average bid and asked price of such Common Stock on June 30, 2015.

The number of shares of the issuer’s Common Stock issued and outstanding as of March 10, 2016 was 18,466,134 shares.

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

The “Isaac Mizrahi New York®,” “Isaac Mizrahi®,” “IsaacMizrahiLIVE®,” “Isaac Mizrahi JeansTM,” “Isaac Mizrahi CRAFTTM,” “Judith Ripka LTDTM,” “Judith Ripka CollectionTM,” “Judith Ripka LegacyTM,” “Judith Ripka®,” “Judith Ripka SterlingTM,” “C. Wonder TM,” and “C. Wonder LimitedTM” brands and all related logos and other trademarks or service marks of the Company appearing in this Annual Report are the property of the Company. The “H by Halston®,” and “H HalstonTM” brands were acquired by the Company December 22, 2014, however certain U.S. applications for registration that are based upon intent-to-use currently remain in the name of The H Company IP, LLC, from whom we purchased the marks, until such time as the marks are put into use and assigned to us. All other brand names or trademarks appearing in this Annual Report, including “Liz Claiborne New York®,” “Halston ®” and “Halston Heritage®,” are the property of their respective owners.

Item 1.	Business

Overview of the Business

Xcel Brands, Inc. (“Xcel,” the “Company,” “we,” “us” or “our”) is a brand development and media company engaged in the design, production, licensing, marketing, and direct to consumer sales of branded apparel, footwear, accessories, jewelry, home goods, and other consumer products, and the acquisition of dynamic consumer lifestyle brands. Presently, our brand portfolio consists of the Isaac Mizrahi, Judith Ripka, H Halston, C Wonder, and Highline Collective brands. We also manage and design the Liz Claiborne New York brand (“LCNY Brand”) through July 31, 2016. Going forward, our focus shall be on our wholly owned brands.

Our objective is to build a diversified portfolio of lifestyle consumer brands through organic growth and the strategic acquisition of new brands. To achieve growth under our brands, we are focused on two primary licensing and design activities:

•	licensing our brands for distribution through direct-response television (i.e. QVC and The Shopping Channel); and
•	licensing our brands to manufacturers and retailers for promotion and distribution through e-commerce, social commerce, and traditional brick-and-mortar retail channels.

We believe that Xcel offers a unique value proposition to its licensors and customers for the following reasons:

•	our management team, including our officers’ and directors’ historical track records and relationships within the industry;
•	our brand management platform, which has a strong focus on design, production, marketing, and social media; and
•	our operating strategy of licensing brands with significant media presence and driving sales through our omni-channel retail sales strategy across direct-response television, internet and traditional retail channels.

We license our brands to third parties, provide certain design, production, and marketing services, and generate royalty design and service fee revenues through licensing and other agreements with manufacturers and retailers. This includes licensing our own brands for promotion and distribution through an omni-channel retail sales strategy, which includes distribution through direct-response television, the internet, and traditional brick-and-mortar retail channels. We believe that this strategy distinguishes us from other brand management companies that rely primarily on their licensees for design, production and distribution, and enables us to leverage the media reach of our direct-response television partners, including through television, digital and social media, to drive sales of products under our brands across distribution channels.

Our vision is intended to reimagine shopping, entertainment, and social as one. By leveraging digital and social media content across all distribution channels, we seek to drive customer (follower) engagement and generate retail sales across our brands. Our strong relationships with leading retailers and direct-response television companies, such as QVC and The Shopping Channel, enable us to reach consumers in over 350 million homes worldwide.

We believe our “virtual vertical” business model provides significant competitive advantages compared with traditional wholesale apparel companies that design, manufacture, and distribute products. We remain focused on our core competencies of licensing, production, design, marketing and brand development, while outsourcing manufacturing and the related inventory ownership to best-in-class partners. We believe our platform is highly scalable due to our business model’s low overhead and working capital requirements, coupled with minimum guaranteed income levels through our multi-year licensing contracts. Additionally, we believe we can quickly integrate additional brands into our platform in order to leverage our design, production oversight, and marketing capabilities and retail and licensee relationships.

Company History and Corporate Information

The Company was incorporated on August 31, 1989 in the State of Delaware under the name Houston Operating Company. On April 19, 2005, we changed our name to NetFabric Holdings, Inc. On September 29, 2011, Xcel Brands, Inc., a privately-held Delaware corporation (which we refer to as Old Xcel), Netfabric Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company, and certain stockholders of the Company entered into an agreement of merger and plan of reorganization pursuant to which Netfabric Acquisition Corp. was merged with and into Old Xcel, with Old Xcel surviving as a wholly owned subsidiary of the Company. On September 29, 2011, we changed our name to Xcel Brands, Inc.

Our principal office is located at 475 Tenth Avenue, New York, NY 10018. Our telephone number is (347) 727-2474. Additionally, we maintain websites for our respective brands at www.isaacmizrahi.com, www.judithripka.com, and www.cwonder.com. Our corporate website is www.xcelbrands.com.

Our Brand Portfolio

Currently, our brand portfolio includes the Isaac Mizrahi brands, the Judith Ripka brands, the H Halston brands, the C Wonder brand, the Highline Collective brand, and certain rights to the Liz Claiborne New York (LCNY) brand through July 31, 2016.

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

Judith Ripka

Judith Ripka is a luxury jewelry brand founded by Judith Ripka in 1977. This brand has become known worldwide for its distinctive designs featuring intricate metalwork, vibrant colors and distinctive feel. The Judith Ripka LTD fine jewelry collection consists of pieces in 18 karat gold and sterling silver with precious colored jewels and diamonds, and is currently available in fine jewelry stores and luxury retailers. The collection is available through our e-commerce site at www.judithripka.com. A line of luxury watches was introduced in 2015. Ms. Ripka also launched an innovative collection of fine jewelry on QVC under the Judith Ripka brand in 1996, where she offers customers fine jewelry, watches and accessories at more accessible price points, including precious and semi-precious stones and multi-faceted diamonique stones made exclusively for the brand. We expanded the Ripka brand to The Shopping Channel in Canada in 2014, with additional global expansion planned. The Ripka brands are distributed in various countries including the United States, Canada, the United Kingdom, Russia, the Ukraine and elsewhere in Europe and the Middle East. When we refer to the Ripka brands, we include Judith Ripka LTD, Judith Ripka, and all related brands and collections. We acquired the Ripka brands in April 2014.

H Halston

The H Halston brands are sub-brands of the Halston fashion brands, which include Halston and Halston Heritage. The Halston brand was founded by Roy Halston Frowick in the 1960s, and quickly became one of the most important American fashion brands in the world, becoming synonymous with glamour, sophistication and femininity. Halston’s groundbreaking designs and visionary style still influence designers around the world today. When we refer to the H Halston brands, we include H Halston and H by Halston. We launched the H by Halston brand on QVC in September 2015, which is available exclusively through direct-response television channels. We plan to launch the H Halston brand through a lifestyle collection in 2016. We acquired the H Halston brands in December 2014.

C Wonder

The C Wonder brand was founded by J. Christopher Burch in 2011 to offer a wide-ranging assortment of beautiful, versatile, and spirited products that are designed to transport its customers to a place they have never been. C Wonder offers women’s clothing, footwear, jewelry and accessories; housewares and home decor, great gifts, and delightful surprises at every turn. In July 2015 we acquired C Wonder and entered into a license agreement with QVC pursuant to which various products under the C Wonder brand name will be marketed, promoted, distributed, and sold by QVC, which we launched on March 3, 2016.

Highline Collective

Highline Collective is a brand that we created in 2015 to deliver on-trend products to certain of our retail partners. We plan to launch the Highline Collective brand at Lord & Taylor and The Bay in April 2016.

Liz Claiborne New York

Liz Claiborne New York is the accessible luxury brand for Liz Claiborne. Liz Claiborne was founded by Anne Elisabeth “Liz” Claiborne in 1976 to address the void she saw in the market to provide stylish clothes for working women. Sold exclusively on QVC, the Liz Claiborne New York line includes women’s apparel, footwear, outerwear and accessories, and is currently distributed in the United States and the United Kingdom. The Liz Claiborne New York brand, or the LCNY brand, reflects the heritage, style and versatile fashion for which the Liz Claiborne brand has become known. Our rights to the LCNY brand expire July 31, 2016.

Growth Strategy

Our vision is intended to reimagine shopping, entertainment, and social as one. To fulfill this vision, we plan to continue to grow the reach of our brand portfolio by leveraging our own internal design, production and marketing expertise and our relationships with key licensees and retailers, and to market our brands through our innovative omni-channel retail sales strategy. Our omni-channel strategy includes distribution through direct-response television, the internet, and traditional brick-and-mortar retail channels. By leveraging the reach and media presence of our direct-response television partners, such as QVC, and by developing rich online video and social media content under our brands, our strategy is to drive increased customer engagement and generate sales across our channels of distribution. Key elements of our strategy include:

•	Expand Wholesale License Relationships. Since acquiring the Mizrahi brands in September 2011, we have entered into numerous license agreements for various product categories. We intend to enter into additional license agreements for new product categories for our existing brands, and any other brands we may acquire.

•	Expand Brand and Retail Partnerships. We have entered into promotional collaborations and/or marketing agreements with large global companies such as General Motors, Johnson & Johnson, and Kleenex and have developed exclusive programs through certain licensees for specialty retailers such as Best Buy and Michaels. We plan to continue to develop strategic relationships under our brands that can leverage our media reach through direct-response television and social media to drive traffic and sales for our brands and retail partners and enhance the visibility of our brands.

•	Expand Internationally. In 2014, we launched the Ripka brands on The Shopping Channel in Canada, and brought the Mizrahi brand to the United Kingdom through QVC. In 2015, we expanded the Mizrahi brand into Italy, France, and Germany on QVC; began selling the Ripka brands through QVC in Germany and Japan; and launched the H by Halston brand on QVC in the United Kingdom. We plan to continue to expand our brands internationally through QVC and to license to certain international licensing partners the right to distribute products under our brands through department stores and other retailers in such international markets.

•	Deliver Quality Product Offerings. We employ a design team to provide design and other services to our licensees to ensure that our products adhere to stringent quality standards and design specifications that we have developed. We intend to continue to invest in our design and marketing capabilities in order to differentiate our services to our licensees and our brands in the marketplace.

•	Deliver Short Lead-Time Production Capabilities through a QTR Platform. In 2015 we developed a quick-time response (QTR) production platform in order to be able to deliver short lead-time production capabilities of between four to eight weeks to our licensed retail partners, which currently include Lord & Taylor and The Bay. Given some of the challenges facing the department store industry today, including declining customer traffic, aggressive mark-down cadence and inability to respond quickly to customer demands, we developed this QTR platform with the help of the former CPO of one of the leading global fast fashion retailers in order to be able to deliver a full 360-degree solution to our licensees including design, marketing, and production and sourcing advice and to try to address some of these challenges. We provide the platform to our licensees and in certain cases manage the supply chain on their behalf; however, the licensees are responsible for purchasing products directly from the factories. In connection with developing the QTR platform, we have hired experienced production experts and personnel to set up and manage the platform. While we continue to evolve and develop the QTR platform, we intend to leverage the platform across additional brands and/or retailers, and believe that it provides us with a value-added service that differentiates us from our peers.

•	Acquire or Partner with Strategic Brands. We plan to continue to pursue the acquisition of additional brands or the rights to brands which we believe are synergistic and complementary to our overall strategy. Our brand acquisition strategy is focused on dynamic brands that we believe:

•	are synergistic to our existing portfolio of brands;
•	are leverageable onto our proprietary product development and brand management platform;
•	exhibit meaningful organic growth potential; and
•	are expected to be accretive to our earnings.

From time to time we enter into letters of intent or offer letters with respect to the acquisitions of additional brands. There can be no assurance that we will complete any brand acquisition under a letter of intent on favorable terms or at all.

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

 Brand management and licensing is a large and rapidly-growing global industry that in 2014 generated over $241 billion in retail sales and $13.4 billion in royalty revenues worldwide, according to the 2015 Annual Licensing Industry Survey by the International Licensing Industry Merchandisers’ Association (“LIMA”). The United States and Canada, which is where the Company primarily operates, was reported by LIMA to be the most dominant region in the brand management and licensing industry, with more than $144 billion in retail sales, nearly 60% of the worldwide total. LIMA indicated that fashion was one of the top three largest categories or sectors in licensing, representing $29 billion in estimated retail sales or 12% of the worldwide total in 2014, and $16.9 billion in estimated retail sales or 12% of the United States and Canada.

Design, Production, Marketing and Licensing Business

We license our brands to third parties, provide certain design, production and marketing services, in certain cases provide production advisory services and oversight, and generate royalty design and service fee revenues through licensing and other agreements with wholesale manufacturers, sourcing and design companies, and retailers. This includes licensing our own brands for promotion and distribution through an omni-channel retail sales strategy, which includes distribution through direct-response television, the internet, and traditional brick-and-mortar retail channels. We believe that this strategy distinguishes us from other brand management companies that rely primarily on their licensees for design and distribution and enables us to leverage the media reach of our direct-response television partners, including through television and social media, to drive sales of products under our brands across distribution channels.

QVC is an important strategic partner in our design, marketing and licensing business, and is our largest licensee for each of our Mizrahi, Ripka, H Halston, C Wonder, and LCNY brands. QVC’s business model is to promote and sell products through its direct-response television programs and related internet and mobile platforms. We leverage both our brand celebrity hosts as well as alternate brand hosts to promote products under our brands on QVC. According to QVC, QVC had global revenues of approximately $8.7 billion in 2015. QVC’s majority stockholder acquired the e-commerce platform Zulilly in 2015, which generated $1.2 billion of retail sales in 2014 according to QVC. Additionally, according to QVC, QVC’s customer engagement and reach increased to approximately 350 million homes worldwide in 2015, which helped QVC grow its e-commerce sales to $3.1 billion (approximately half of which QVC shows come from mobile, causing it to be the number three mobile multi-category retailer in Internet Retailer Mobile 500 (August 2014)). Also according to QVC, QVC was tied for second in the ForeSee Experience Index and QVC/Liberty Interactive was ranked sixth in the 2014 Internet Retailer eCommerce Top 500. Additionally, our agreements with QVC allow our brand celebrity hosts and spokespersons to promote our non-QVC product lines and strategic partnerships under the Mizrahi, Ripka, H Halston, and C Wonder brands through QVC’s programs, subject to certain parameters including the payment of a portion of our non-QVC revenues to QVC. We believe that our ability to continue to leverage QVC’s media platform, reach, and attractive customer base to cross-promote products in and drive traffic to our other channels of distribution provides us a unique advantage.

In our licensing agreements, our licensing partners are responsible for manufacturing, selling, and distributing our licensed products, subject to our oversight and marketing support. Our business model allows us to focus on our core competencies of designing, marketing and managing brands without much of the risk and investment requirements associated with traditional apparel companies. The Mizrahi brands and the LCNY brand are licensed through our wholly owned subsidiary, IM Brands, LLC or IM Brands, the Ripka brands are licensed through our wholly owned subsidiary, JR Licensing, LLC or JR Licensing, the H Halston brands are licensed through our wholly owned subsidiary, H Licensing, LLC or H Licensing, and the C Wonder brands are licensed through our wholly owned subsidiary, C Wonder Licensing, LLC or CW Licensing.

In connection with the aforementioned licensing activities, we provide design support and in certain cases production oversight support to third party licensees for our brands where required and coordinate merchandising and sales efforts for those parties in each case where appropriate. We also conduct marketing, advertising, public relations, and social media marketing campaigns for our brands, and coordinate such activities with our licensees.

In 2013, we began offering the Mizrahi brands through direct-response television on The Shopping Channel (TSC) in Canada. In 2014, we launched the Ripka brands on TSC in Canada, and launched the IsaacMizrahiLIVE brand on QVC in the United Kingdom. In 2015, we commenced sales through QVC of our IsaacMizrahiLIVE brand in Italy, France, and Germany; the Ripka brands in Germany and Japan; and the H by Halston brand in the United Kingdom. In 2016, we are scheduled to launch the C Wonder brand on QVC both domestically as well as internationally in the United Kingdom, Italy, and France, and expand the H Halston QVC sales to Italy and Germany. We plan to continue to expand our brands internationally through QVC, and through other direct-response television networks where QVC grants us the right to do so. We also plan to license to certain international licensing partners the right to distribute products under our brands through department stores and other retailers and/or the right to open and operate retail stores under our brands in such international markets.

QVC Agreements

Through our wholly owned subsidiaries, we have entered into direct-to-retail license agreements with QVC, pursuant to which we design, and QVC sources and sells, various products under our IsaacMizrahiLIVE brand, the Judith Ripka brands, the H by Halston brand, and the C Wonder brand. These agreements include, respectively, the IM QVC Agreement, the Ripka QVC Agreement, the H QVC Agreement, and the C Wonder QVC Agreement (collectively, the “QVC Agreements”). QVC owns the rights to all designs produced under the QVC Agreements, and the QVC Agreements include the sale of products across various categories through QVC’s television media and related internet sites.

Pursuant to the agreements, we have granted to QVC and its affiliates the exclusive, worldwide right to promote our branded products, and the right to use and publish the related trademarks, service marks, copyrights, designs, logos, and other intellectual property rights owned, used, licensed and/or developed by us, for varying terms as set forth below. The Agreements include automatic renewal periods as detailed below unless terminated by either party.

Agreement	Current Term Expiry	Automatic Renewal	Xcel Commenced Brand with QVC	QVC Product Launch
IM QVC Agreement	September 30, 2020	one year period	September 2011	2010
Ripka QVC Agreement	March 31, 2019	one year period	April 2014	1999
H QVC Agreement	December 31, 2019	three year period	January 2015	September 2015
C Wonder QVC Agreement	January 1, 2021	three year period	August 2015	March 2016

In connection with the forgoing and during the same periods, QVC and its subsidiaries have the exclusive, worldwide right to use the names, likenesses, images, voices, and performances of our spokespersons to promote the respective products. Under the IM QVC Agreement, IM Brands has also granted to QVC and its affiliates, during the same period, exclusive, worldwide rights to promote third party vendor co-branded products that, in addition to bearing and being marketed in connection with the trademarks and logos of such third party vendors, also bear or are marketed in connection with the IsaacMizrahiLIVE trademark and related logo.

Under the QVC Agreements, QVC is obligated to make royalty payments to us on a quarterly basis, based upon the net retail sales of the specified respective branded products. Net retail sales are defined as the aggregate amount of all revenue generated through the sale of the specified respective branded products by QVC and its subsidiaries under the QVC Agreements, excluding freight, shipping and handling charges, customer returns, and sales, use or other taxes.

Notwithstanding our grant of worldwide promotion rights to QVC, we may, with the permission of QVC, sell the respective branded products (i) to better or prestige retailers, but excluding discount divisions of such companies and mass merchants, (ii) via specifically branded brick-and-mortar retail stores, and (iii) via company websites, in exchange for making reverse royalty payments to QVC based on the net retail sales of such products through such channels. We do not currently sell any of our specified respective branded products that are subject to the QVC Agreements through any of these distribution channels.

Also under the QVC Agreements, we will pay a royalty participation fee to QVC on revenue earned from the sale, license, consignment, or any other form of distribution of any products, bearing, marketed in connection with or otherwise associated with the specified respective trademarks and brands.

Under the QVC Agreements, we are restricted from selling products under the specified respective brands or trademarks (including the trademarks, copyrights, designs, logos, and related intellectual property themselves) to mass merchants. The QVC Agreements generally prohibit us from selling products under the specified respective brands or any of our other trademarks and brands to a direct competitor of QVC (generally defined as any entity other than QVC whose primary means of deriving revenue is the transmission of direct-response television programs). In addition, during the terms of the IM QVC Agreement, the Ripka QVC Agreement, and the C Wonder QVC Agreement, and for one year thereafter, the respective subsidiary may not, without QVC’s consent, promote, advertise, endorse or sell (i) the specified branded products through any means or (ii) any products through direct-response television. During the term of the H QVC Agreement, and for one year thereafter, H Licensing may not, without QVC’s consent, promote, advertise, endorse or sell any products, including the H by Halston brands, through direct-response television.

In addition to the forgoing, certain of the QVC Agreements permit us to promote brick-and-mortar collections on QVC’s television program subject to certain terms and restrictions.

While sales under the QVC Agreements have been generated primarily in the United States, we have begun to expand internationally. We commenced sales of our IsaacMizrahiLIVE brand through QVC in the United Kingdom in May 2014 and launched the brand through QVC in Italy in August 2015, France in September 2015, and Germany in November 2015. We began selling the Ripka brands through QVC in Japan in May 2015 and in Germany in November 2015. The H by Halston brand was launched on QVC in the United Kingdom in November 2015. We plan to continue to expand our brands internationally through QVC where QVC has or develops an international presence.

In addition, QVC pays the company design fees related to the LCNY brand. Pursuant to an agreement with Kate Spade Company (“KSC”), formerly Fifth & Pacific Companies, Inc. and formerly Liz Claiborne, Inc. (the “LCNY Agreement”), we provide certain design services related to the LCNY brand, which is sold exclusively through QVC.

For the years ended December 31, 2015 and 2014, the QVC Agreements collectively accounted for 80% and 79%, respectively, of the total revenues of the Company.

TSC Agreement

We have an agreement with The Shopping Channel, which we refer to as TSC, related to our IsaacMizrahiLIVE brand. The agreement grants TSC the exclusive right to sell products under the IsaacMizrahiLIVE brand through its direct-response television programs and related e-commerce and mobile sites for distribution only in Canada, and provides to TSC the right to source products under the brand produced under license by QVC in exchange for paying to QVC a sourcing fee for certain of such products, and the rights granted to TSC remain subject to the restrictions under the IM QVC Agreement. Under the agreement with TSC, we receive a percentage of TSC’s net sales of products under the IsaacMizrahiLIVE brand.

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

On September 1, 2015 we entered into a license agreement with Lord and Taylor, LLC (the “L&T License”) and simultaneously amended the H Halston License Agreement eliminating HIP’s minimum guaranteed royalty obligations, provided the L&T License is in effect. In addition, we entered into a sublicense agreement with HIP obligating us to pay HIP on an annual basis the greater of (i) 50% of royalties received under the L&T License or (ii) guaranteed minimum royalties. Guaranteed minimum royalties are equal to $0.25 million for the seventeen months ending January 31, 2017, and $0.75 million, $0.75 million, $1.5 million and $1.75 million for the twelve months ending January 31, 2018, 2019, 2020, and 2021, respectively.

The initial term of the H Halston License Agreement expires on December 31, 2019 unless sooner terminated or renewed. After the initial term, HIP shall be entitled to renew the H Halston License Agreement on three occasions, each for five (5) year terms, as long as HIP is in compliance with all terms and conditions of the agreement. HIP may terminate the agreement prior to the expiration of the initial term without penalties, fees or payment of future royalties upon 90 days’ notice prior to the second anniversary of the closing. In the event HIP exercises its early termination right, H Licensing shall pay to HIP a participation fee for each of the three following years in an amount not to exceed $4,000,000 ($5,000,000 if H Licensing distributes, or otherwise enters into any agreements for the distribution of products bearing the H Halston trademark in China). The participation fee, if any, may be paid in cash or shares of Xcel’s common stock based on the greater of $8.00 and the value weighted average price of the common stock for the five business days preceding payment.

Other Licensing Agreements

We have entered into numerous other licensing agreements for sales and distribution through the internet and traditional brick-and-mortar retailers. Authorized distribution channels include department stores such as Lord & Taylor, Macy’s, Neiman Marcus, Nordstrom’s, and Saks Fifth Avenue, off-price retailers such as Neiman’s Last Call, Nordstrom Rack, Saks Off Fifth, and TJX (including TJ Maxx, Marshall’s and Home Goods), and national specialty retailers such as 1-800-FLOWERS, Best Buy and Michaels. Under our other licenses, a supplier is granted rights, typically on an exclusive basis, to a single or small group of related product categories for sale to multiple accounts within an approved channel of distribution and territory. Our other license agreements typically provide the licensee with the exclusive rights for a certain product category in a specified territory and/or distribution channel. Our other license agreements cover various categories, including but not limited to women’s footwear, accessories, and bridal gowns; fragrance, bath and body; jewelry; home products; men’s apparel and accessories; children’s and infant apparel, footwear and accessories; and electronics cases and accessories. The terms of the agreements generally range from three to six years with renewal options.

The L&T License provides Lord and Taylor LLC the right to use certain of our Isaac Mizrahi, H Halston, and C Wonder trademarks to sell our respective brands’ products in any retail stores operated by Lord and Taylor, LLC located in the US, Canada, Luxembourg, Belgium and Germany. The L&T License provides Lord and Taylor an exclusive right for certain categories under each brand, provided they must maintain minimum annual sales for each designated category. The initial term of the L&T License expires January 31, 2021, subject to certain rights of Lord and Taylor to terminate the L&T License sooner.

We are in discussions with other potential licensees and strategic partners to license and/or co-brand the Mizrahi brands, Ripka brands, H Halston brands, and C Wonder brands for additional categories. In certain cases, we have engaged licensing agents to assist in the procurement of such licenses for which IM Brands, JR Licensing, H Licensing, CW Licensing, or our licensees pay such agents’ fees based upon a percentage of the net sales of licensed products by such licensees, or a percentage of the royalty payments that we receive from such licensees. While many of the new and proposed licensing agreements will likely require us to provide seasonal design guidance, most of our new and prospective licensing partners have their own design staff, and we therefore expect low incremental overhead costs related to expanding our licensing business. We will endeavor, where possible, to require licensees to provide guaranteed minimum royalties under their license agreements.

Our licensees currently plan to sell our branded licensed products through brick-and-mortar retailers, internet websites, for certain categories, through our e-commerce site, and in certain cases supply products to QVC, The Shopping Channel, and/or other direct-response television companies for sale through their television programs and/or through their internet websites. We generally recognize revenues from our other licenses based on a percentage of the sales of products under our brands, but excluding sales of products to direct-response television networks, where we receive a retail royalty directly from the direct-response television licensee, and sales of products to e-commerce sites operated by us. Additionally, based upon guaranteed minimum royalty provisions required under many of the license agreements, we are able to recognize revenue related to certain other licenses based on the greater of the sales-based royalty or the guaranteed minimum royalty.

Revenue from these other licensing agreements discussed above represented approximately 14% and 12% of our total revenues for the years ended December 31, 2015 and 2014, respectively.

Design and Promotional Services

We provide design and other services to certain of our licensees and, in some cases, to select brands owned by third parties. In particular, we provide all design services to QVC for products sold under the IM QVC Agreement, Ripka QVC Agreement, H QVC Agreement, C Wonder QVC Agreement, LCNY Agreement and design services to Lord and Taylor under the L&T License. This includes seasonal design guidance, product development and merchandising, product design and sample review and approvals through our in-house design organization. Additionally, the Company provides limited design services under the wholesale licenses which may include seasonal design guidance (such as style guides) and/or print and pattern development, for which certain of our licensees pay us fixed fees for such services as determined in their agreements. In general, the design of products under our wholesale licenses is expected to be completed by the licensees at our direction.

In certain cases, the Company provides promotional services to other brands or companies, which may include the use of our brands for the promotion of such company or brands through the internet, television, or other digital content, print media or other marketing campaigns featuring, in-person appearances by our celebrity spokespersons, the development of limited collections of products (which may include co-branded products) for such company, or other services as determined on a case-by-case basis. These include promotions with General Motors, Johnson & Johnson, and Kleenex.

The Company employs design and production oversight teams to provide the aforementioned services. The Company may consider appropriate opportunities to leverage its resources to provide design services, production oversight or other resources to selected brands that are not owned by the Company in the future.

Discontinued Operations

We had a full-price store and an outlet store under the Mizrahi brands during 2014. In December 2014, we decided to close our retail stores. Accordingly, our retail operation was treated as discontinued operations. We have continued our e-commerce operations, which were previously reported as a component of retail operations, as a component of our licensing business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Discontinued Operations.”

Marketing

Marketing is a critical element to maximize brand value to our licensees and our Company. Therefore, we provide social media marketing and other marketing and public relations support for our brands.

Given our omni-channel retail sales strategy focusing on the sale of branded products through various distribution channels (including internet, direct-response television, and traditional brick-and-mortar sales channels), our marketing efforts currently focus on social media campaigns, personal appearances, and digital content in order to drive retail sales of product and consumer awareness across our various sales distribution channels. We seek to create the intersection where shopping, entertainment, and social meet. As such, our marketing is currently conducted primarily through (i) Twitter campaigns, (ii) Facebook campaigns, (iii) Instagram, (iv) Pinterest, and (v) blogs, videos, images, and other internet content that are all updated regularly. Our efforts also include promoting namesakes of our brands and our personalities through various media including television (such as Project Runway All-Stars and Live with Kelly and Michael), design for performances, and other events. We also work with QVC to leverage QVC’s internet resources including discussion boards, Facebook and Twitter campaigns, and QVC’s website.

Our agreements with QVC allow our brand celebrities and spokespersons to promote our non-QVC product lines and strategic partnerships under our brands through QVC’s programs, subject to certain parameters including the payment of a portion of our non-QVC revenues to QVC. We believe that this provides us with the ability to leverage QVC’s media platform (including television, internet, and social media reach to over 2 million Facebook fans and 2.8 million monthly forum posts) and QVC’s customer base of approximately 350 million households worldwide to cross-promote products in and drive traffic to our other channels of distribution. Many of our licensees make advertising and marketing contributions to the Company under their license agreements which are used to fund marketing-related expenses and further promote our brands as we deem appropriate. Certain of the wholesale licenses contain requirements to provide advertising or marketing for the Mizrahi brands, Ripka brands, H Halston brands, and C Wonder brand under their respective license agreements with IM Brands, JR Licensing, H Licensing, and C Wonder Licensing.

We also market the Mizrahi brands through www.isaacmizrahi.com, the Ripka brands through www.judithripka.com and C Wonder brands through www.cwonder.com. Through our websites, we are able to present and promote a collection of products under our brands to customers with branding and signage that reflects each brand’s heritage and unique point-of-view. Additionally, we plan to conduct online marketing campaigns for the brands, which may include search engine optimization, referral sites, online promotions and content, and other efforts.

Competition

Each of our current brands and any future acquired brand will likely have many competitors within each of its specific distribution channels that span a broad variety of product categories, including the apparel, footwear, accessories, jewelry, home furnishings and décor, food products and sporting goods industries. These competitors have the ability to compete with the Company and our licensees in terms of fashion, quality, price, products and/or marketing.

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

We face significant competition with our e-commerce business as it competes with other online retailers, other direct-to-consumer sales channels and retail stores operated by companies that sell brands that are competitive with the Company’s brands. Additionally, due to their financial resources, margins, or store counts, our competitors may be able to better market their retail locations or e-commerce sites, and may undercut the pricing of products that we sell through our e-commerce platform which could lower sales or erode our margins.

Trademarks

The Company, through its subsidiaries, owns and exploits the Mizrahi brands, which include the trademarks and brands Isaac Mizrahi, Isaac Mizrahi New York, and IsaacMizrahiLIVE; the Ripka brands, which include the trademarks and brands Judith Ripka LTD, Judith Ripka Collection, Judith Ripka Legacy, Judith Ripka, and Judith Ripka Sterling; two Halston-formative brands and trademarks, namely, H by Halston and H Halston; and the C Wonder brands, which include the trademarks and brands C Wonder and C Wonder Limited.

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

Employees

As of December 31, 2015, we had 77 full-time employees and 8 part-time employees. None of our employees are represented by a labor union.

Government Regulation

We are subject to federal, state and local laws and regulations affecting our business, including those promulgated under the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the rules and regulations of the Consumer Product Safety Commission, and various environmental laws and regulations. We believe that we are in compliance in all material respects with all applicable governmental regulations.

Item 1A.	Risk Factors

In addition to the other information contained herein or incorporated herein by reference, the risks and uncertainties and other factors described below could have a material adverse effect on our business, financial condition, results of operations and share price and could also cause our future business, financial condition and results of operations to differ materially from the results contemplated by any forward-looking statement we may make herein, in any other document we file with the SEC, or in any press release or other written or oral statement we may make. Please also see “Forward-Looking Statements” on page 3 for additional information regarding Forward-Looking Statements.

Risks Related to Our Business

We have a limited amount of cash to grow our operations. If we cannot obtain additional sources of cash, our growth prospects and future profitability may be materially adversely affected, and we may not be able to implement our business plan. Such additional financing may not be available on satisfactory terms or it may not be available when needed, or at all.

As of December 31, 2015, we had cash and cash equivalents of approximately $16.9 million. Although we believe that our existing cash and our anticipated cash flow from operations will be sufficient to sustain our operations at our current expense levels for at least 12 months subsequent to December 31, 2015, we may require significant additional cash to expand our operations or acquire additional brands. Our inability to finance our growth, either internally through our operations or externally, may limit our growth potential and our ability to execute our business strategy successfully. If we issue securities to raise capital to finance operations and/or pay down or restructure our debt, our existing stockholders may experience dilution. In addition, the new securities may have rights senior to those of our common stock.

We have a limited relevant operating history as we have only operated the Mizrahi brands since September 2011 and have acquired our other brands over the past two years.

We acquired the Ripka assets and began licensing the Ripka brands in April 2014, acquired the H Halston brands in December 2014, and the C Wonder brands in July 2015. We only recently began to generate product sales through QVC under the H Halston brands in September 2015 and the C Wonder brands in March 2016. Since we only recently acquired the Ripka brands, H Halston brands and C Wonder brands, we have limited experience operating and managing these brands. Integrating the Ripka brands, H Halston brands and C Wonder brands and/or any future brands that we may acquire into our existing operations and operating and managing the Ripka brands, H Halston brands and C Wonder brands and/or any future brands that we may acquire will require the expenditure of a significant amount of our time and resources and could negatively impact our results of operations. Acquisitions of additional brands may also involve challenges related to merging diverse cultures and retaining key employees. Any failure to integrate additional brands successfully in the future may adversely impact our reputation and business.

Although the Mizrahi brand name has been an established brand for over 25 years, the license agreement related to the Isaac Mizrahi trademarks with QVC, which we refer to as the IM QVC Agreement, has been operating only since December 2009. Prior to our acquisition of the Mizrahi business in September 2011, it was run by Isaac Mizrahi, who became our Chief Designer, and Marisa Gardini, who became a director of the Company (and served in such capacity until June 2, 2015). Certain other members of our management performed consulting services for IM Ready-Made, LLC, or IM Ready, but were not responsible for its operations. Since we acquired the Mizrahi business, we have substantially expanded our business through operations in areas in which we had not previously engaged. We have entered into additional licenses for the Mizrahi brands, for which many of our licensees have a limited history of designing, manufacturing and selling our Mizrahi brands.

Our significant debt obligations could impair our liquidity and financial condition, and in the event we are unable to meet our debt obligations, we could lose ownership of our trademarks and/or other assets.

On February 26, 2016, we entered into a new senior secured credit facility with Bank Hapoalim B.M., pursuant to which we entered into a $27.875 million term loan. In addition, previously we issued to IM Ready a promissory note in connection with our acquisition of the Mizrahi business, which we refer to as the IM Seller Note, which had an outstanding balance of $5.1 million (carrying value of $4.9 million, discounted for imputed interest) as of December 31, 2015. Of the remaining outstanding balance of the IM Seller Note, $0.75 million was paid in January 2016 in cash, and $4.38 million is payable in cash or our common stock, at our sole discretion. In addition, we issued to Ripka non-interest bearing promissory notes in connection with our acquisition of the Ripka brands, which we refer to as the Ripka Seller Notes, of which $0.5 million of the principal amount remained outstanding as of December 31, 2015. We also have contingent obligations associated with the acquisitions of the Mizrahi business, the Ripka brands, and the C Wonder brand, for which we have recorded $6.9 million as contingent obligations on our consolidated balance sheet as of December 31, 2015. Of this amount, $0.25 million was paid in cash in February 2016 and $6.6 million may be payable in cash or common stock at our sole discretion, subject to the consent of our senior lender to pay in cash. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions or for other operating needs.

Our debt obligations:

•	could impair our liquidity;

•	could make it more difficult for us to satisfy our other obligations;

•	are secured by substantially all of our assets;

•	require us to dedicate a substantial portion of our cash flow to payments on our debt obligations, which reduces the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements;

•	could impede us from obtaining additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes;

•	impose restrictions on us with respect to the use of our available cash, including in connection with future transactions;

•	could limit our ability to execute on our acquisition strategy;

•	make us more vulnerable in the event of a downturn in our business prospects and could limit our flexibility to plan for, or react to, changes in our licensing markets; and

•	could place us at a competitive disadvantage when compared to our competitors who have less debt.

In the event that we fail in the future to make any required payment under the agreements governing our indebtedness or if we fail to comply with the financial and operating covenants contained in those agreements, we would be in default with respect to that indebtedness and the lenders could declare such indebtedness to be immediately due and payable. Termination of any of the QVC Agreements – including the IM QVC Agreement, the Ripka QVC Agreement, the H QVC Agreement, and the C Wonder QVC Agreement – would also result in a default under our credit facility with Bank Hapoalim B.M. A debt default could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under all or a portion of our indebtedness, or a renegotiation of our credit facility with Bank Hapoalim B.M. with more onerous terms and/or additional equity dilution. Since substantially all of our debt obligations are secured by our assets, upon a default, our lenders may be able to foreclose on our assets.

A substantial portion of our licensing revenue is concentrated with a limited number of licensees such that the loss of any of such licensees could decrease our revenue and impair our cash flows.

A substantial portion of our revenues has been paid by QVC, through the QVC Agreements and a lesser extent for the LCNY brands through the design agreement with QVC related to the design and promotion of the LCNY brand exclusively for QVC, which shall expire on July 31, 2016. Based on the Ripka QVC Agreement, which was effective as of April 3, 2014, the H QVC Agreement, which was effective on December 22, 2014, and the C Wonder QVC Agreement, which was effective July 31, 2015, an additional portion of our revenues are derived from QVC. During the years ended December 31, 2015 and 2014, QVC accounted for 80%, and 79%, respectively, of our revenues. Because we are dependent on these agreements with QVC for a significant portion of our revenues, if QVC were to have financial difficulties, or if QVC decides not to renew or extend its existing agreements with us, our revenue and cash flows could be reduced substantially. Our cash flow would also be significantly impacted if there were significant delays in our collection of receivables from QVC. Additionally, we have limited control over the programming that QVC devotes to our brands or its promotional sales with our brands (such as Today’s Special Value sales). If QVC reduces or modifies its programming or promotional sales related to our brands, our revenues and cash flows could be reduced substantially.

The current term of the IM QVC Agreement, which was renewed on July 2, 2013, expires on September 30, 2020, with automatic one-year renewal periods thereafter unless terminated by either party. The LCNY Agreement and the Design Agreement expire on July 31, 2016. The current term of the Ripka QVC Agreement expires on March 31, 2019, with automatic one-year renewal periods hereinafter unless terminated by either party. The current term of the H QVC Agreement expires on December 31, 2019, with automatic three-year renewal periods thereafter unless terminated by either party. The current term of the C Wonder QVC Agreement expires on January 1, 2021, with automatic three-year renewal periods thereafter unless terminated by either party. There can be no assurance that the agreements will be renewed upon expiration of the current terms, or that QVC will not terminate our licensing agreements, or that we will be able to replace revenues and cash flows from the Design Agreement and the LCNY Agreement.

While our business with QVC has grown since the IsaacMizrahiLIVE brand was launched in 2009, there is no guarantee that it will continue to grow in the future. We also have a limited operating history with our Ripka, H Halston, and C Wonder brands. Additionally, there can be no assurance that our other licensees will be able to generate sales of products under our brands or grow their existing sales of products under our brands, and if they do generate sales, there is no guarantee that they will not cause a decline in sales of products being sold through QVC.

Our agreements with QVC restrict us from selling products under our brands with certain retailers, or branded products we sell on QVC to any other retailer except certain direct-response television channels in other territories approved by QVC, and provides QVC with a right to terminate the respective agreement if we breach these provisions.

Although most of our licenses and our QVC Agreements prohibit the sale of products under our brands to retailers who are restricted by QVC, and our license agreements with other direct response television companies prohibit such licensees from selling products to retailers restricted by QVC under the brands we sell on QVC outside of certain approved territories, one or more of our licensees could sell to a restricted retailer or territory, putting us in breach of our agreements with QVC and exposing us to potential termination by QVC. A breach of any of these agreements could also result in QVC seeking monetary damages, seeking an injunction against us and our other licensees and/or terminating the respective agreement, which could have a material adverse effect on our net income and cash flows. Termination of any one of our agreements with QVC would result in a default under our credit facility with Bank Hapoalim B.M. and would also enable Bank Hapoalim B.M. to foreclose on our assets, including our membership interests in our subsidiaries, which combined currently hold all of our trademarks and other intangible assets.

We are dependent upon the promotional services of Isaac Mizrahi as they relate to the Mizrahi brands.

If we lose the services of Isaac Mizrahi, we may not be able to fully comply with the terms of our license agreements with QVC and The Shopping Channel or our design agreements with KSC and QVC, and it may result in significant reductions in the value of the Mizrahi brands and our prospects, revenues and cash flows. Isaac Mizrahi is a key individual in our continued promotion of the Mizrahi brands and the principal salesperson of the Mizrahi brands on QVC and The Shopping Channel. Failure of Isaac Mizrahi to provide services to QVC could result in a termination of the IM QVC Agreement, which could trigger an event of default under our credit facility with Bank Hapoalim B.M. Although we have entered into an employment agreement with Mr. Mizrahi and he is a significant stockholder of Xcel, there is no guarantee that we will not lose his services. To the extent that any of Mr. Mizrahi’s services become unavailable to us, we will likely need to find a replacement for Mr. Mizrahi to promote the Mizrahi brands. Competition for skilled designers and high-profile brand promoters is intense, and compensation levels may be high, and there is no guarantee that we would be able to identify and attract a qualified replacement, or if Mr. Mizrahi’s services are not available to us, that we would be able to promote the Mizrahi brands as well as we are able to with Mr. Mizrahi. This could significantly affect the value of the Mizrahi brands and our ability to market the brands, and could impede our ability to fully implement our business plan and future growth strategy, which would harm our business and prospects. Additionally, while we acquired all trademarks, image, and likeness of Isaac Mizrahi, pursuant to the acquisition of the Mizrahi business and his employment agreement, Mr. Mizrahi has retained certain rights to participate in outside business activities, including hosting and appearing in television shows, movies and theater productions, and writing and publishing books and other publications. Mr. Mizrahi’s participation in these personal business ventures could limit his availability to us and affect his ability to perform under this employment agreement. Finally, there is no guarantee that Mr. Mizrahi will not take an action that consumers view as negative, which may harm the Mizrahi brands as well as our business and prospects.

We are dependent upon the promotional services of our other spokespersons for our other brands.

If we lose the services of a spokesperson, we may not be able to fully comply with the terms of our license agreements with QVC and The Shopping Channel, and it may result in significant reductions in the value of the brands and our prospects, revenues, and cash flows. Judith Ripka is the principal spokesperson of the Ripka brands on QVC and The Shopping Channel. Cameron Silver is the principal salesperson of the H Halston brands on QVC, and Brad Goreski is the principal spokesperson of the C Wonder brands on QVC. The failure of a spokesperson to provide spokesperson services to QVC or a breach of any representation, warranty or covenant by Ms. Ripka under the Ripka QVC Agreement or by Mr. Silver or Mr. Goreski under their respective spokesperson agreements with QVC, combined with our failure to find an alternate host acceptable to QVC, could result in a termination of the respective QVC Agreement(s) which could trigger an event of default under our credit facility with Bank Hapoalim B.M. Although we have entered into employment agreements with each of these individuals and Ms. Ripka is a stockholder of Xcel, there is no guarantee that we will not lose their services. To the extent that any of their services as a spokesperson become unavailable to us, we will likely need to find a replacement to promote our brands. Competition for skilled brand promoters is intense, and required compensation levels may be high, and there is no guarantee that we would be able to identify and attract a qualified replacement, or that we would be able to promote our brands as well as we are able to with our current spokespersons. This could significantly affect the value of our brands and our ability to market the brands, and could impede our ability to fully implement our business plan and future growth strategy, which would harm our business and prospects. Each spokesperson has retained certain rights to participate in outside business activities. Each of these individuals’ participation in these personal business ventures could limit their availability to us and affect their ability to perform as a spokesperson in accordance with their respective employment agreements. Finally, there is no guarantee that one of these individuals will not take an action that the consumer views as negative, which may harm our brands as well as our business and prospects.

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

We acquired the H Halston brands from HIP, which retained rights to the Halston Heritage, Halston, and certain other related brands. In addition, Elizabeth Arden owns certain rights in the H Halston brands related to fragrance categories. We believe that the businesses under these related brands currently add value to the H Halston brands, including creating customer awareness for the “Halston” name through marketing and premium product lines. Additionally, the asset purchase agreement and license agreement with HIP contain restrictions intended to prevent HIP or its successors from making changes to the business strategy under such related brands that could adversely affect our H Halston brands. However, a failure of the owners of the related Halston brands to properly operate their business, a re-positioning of the related Halston brands, or an action that breaches our agreements with HIP may have an adverse impact on our businesses under the H Halston brands.

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

Although many of our licensees guarantee minimum net sales and minimum royalties to us, many of our licensees are not yet selling licensed products or currently have limited distribution of licensed products, and a failure of our brands or of products bearing our brands to achieve or maintain broad market acceptance could cause a reduction of our licensing revenues and could further cause existing licensees not to renew their agreements. Such failure could also cause the devaluation of our trademarks, which are our primary assets, making it more difficult for us to renew our current licenses upon their expiration or enter into new or additional licenses for our trademarks. In addition, if such devaluation of our trademarks were to occur, a material impairment in the carrying value of one or more of our trademarks could also occur and be charged as an expense to our operating results. Continued market acceptance of the Mizrahi brands, the Ripka brands and H Halston brands and our licensees’ products, as well as market acceptance of the C Wonder brands upon introduction and any future products bearing any future brands we may acquire, is subject to a high degree of uncertainty and constantly changing consumer tastes and preferences. Creating and maintaining market acceptance of our licensees’ products and creating market acceptance of new products and categories of products bearing our marks may require substantial marketing efforts, which may, from time to time, also include our expenditure of significant additional funds to keep pace with changing consumer demands, which funds may or may not be available on a timely basis, on acceptable terms or at all. Additional marketing efforts and expenditures may not, however, result in either increased market acceptance of, or additional licenses for, our trademarks or increased market acceptance, or sales, of our licensees’ products. Furthermore, we do not actually design or manufacture all of the products bearing our marks, and therefore, have less control over such products’ quality and design than a traditional product manufacturer might have. The failure of our licensees to maintain the quality of their products could harm the reputation and marketability of our brands, which would adversely impact our business.

We expect to achieve growth based upon our plans to expand our business under the Mizrahi brands, integrate and expand our business under the Ripka brands, and develop a licensing business under the H Halston and C Wonder brands. If we fail to manage our expected future growth, our business and operating results could be materially harmed.

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

Our recent growth has placed, and our anticipated future growth will continue to place, considerable demands on our management and other resources. Our ability to compete effectively and to manage future growth, if any, will depend on the sufficiency and adequacy of our current resources and infrastructure and our ability to continue to identify, attract and retain personnel to manage our brands and integrate any brands we may acquire, including the recently acquired C Wonder brands, into our operations. There can be no assurance that our personnel, systems, procedures and controls will be adequate to support our operations and properly oversee our brands. The failure to support our operations effectively and properly oversee our brands could cause harm to our brands and have a material adverse effect on the value of such brands and on our reputation, business, financial condition and results of operations. In addition, we may be unable to leverage our core competencies in managing apparel and jewelry brands to managing brands in new product categories.

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

During the latter part of 2015 we revised our bricks and mortar licensing strategy pursuant to which we entered into an extensive licensing agreement with Lord and Taylor to market our Mizrahi, H Halston and C Wonder brands, as well as potential additional proprietary brand(s) developed for this agreement. As a result, we have been redirecting certain licensed categories on an exclusive basis to Lord and Taylor.

The L&T License subjects us to many risks. Pursuant to the agreement, we are managing the design and manufacturing oversight of products in an innovative quick time response supply chain for the brands described above. While we believe this is an innovative model designed to manage a retail chain inventory, to our knowledge, this model has not been implemented on a wide-scale basis in the fashion industry. There are numerous risks associated with its implementation, including, our ability to identify, manage and facilitate suppliers who can meet the pricing, quality and time requirements imposed by Lord & Taylor. In the event we breach our agreement or, in certain cases, if Lord & Taylor terminates an agreement with a supplier approved by us as a result of a breach or default by such supplier, Lord & Taylor may terminate our agreement. The success of our bricks and mortar licensing strategy is substantially dependent on the success of our agreement with Lord & Taylor, including the efforts of Lord & Taylor and the suppliers and other third parties introduced to Lord & Taylor. We cannot assure you that the business with Lord & Taylor or that this strategy will be successful. Failure to successfully implement this strategy will result in reduced revenues and cash flows and harm to our reputation.

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

We own, through our wholly owned subsidiaries, various U.S. federal trademark registrations and foreign trademark registrations for our brands, together with pending applications for registration, which are vital to the success and further growth of our business and which we believe have significant value. With respect to the H by Halston and H Halston brands, certain U.S. applications for registration that are based upon intent-to-use currently are held in the name of HIP, from whom we purchased the marks, until such time as the marks are put into use and assigned to us. We rely primarily upon a combination of trademarks, copyrights and contractual restrictions to protect and enforce our intellectual property rights domestically and internationally. We believe that such measures afford only limited protection and, accordingly, there can be no assurance that the actions taken by us to establish, protect and enforce our trademarks and other proprietary rights will prevent infringement of our intellectual property rights by others, or prevent the loss of licensing revenue or other damages caused therefrom.

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

Our success as a marketer and licensor of intellectual property is largely dependent upon the efforts of Robert D’Loren, our Chief Executive Officer and Chairman of our board of directors. Our continued success is largely dependent upon his continued efforts and those of our other key executives. Although we entered into an employment agreement with Mr. D’Loren, as well as employment agreements with other key executives and employees, including Isaac Mizrahi and Judith Ripka, such persons can terminate their employment with us at their option, and there is no guarantee that we will not lose the services of our executive officers or key employees. To the extent that any of their services become unavailable to us, we will be required to hire other qualified executives, and we may not be successful in finding or hiring adequate replacements. This could impede our ability to fully implement our business plan and future growth strategy, which would harm our business and prospects. In addition, Bank Hapoalim B.M. requires that Robert D’Loren is the Chairman of the board of directors of the Company. The failure of Mr. D’Loren to continue in his duties as Chairman of our board of directors would result in a default under the credit facility with Bank Hapoalim B.M.

Our trademarks and other intangible assets are subject to impairment charges under accounting guidelines.

Intangible assets, including our trademarks and goodwill represent a substantial portion of our assets. Under accounting principles generally accepted in the United States of America (“GAAP”), indefinite lived intangible assets, including our trademarks and goodwill, are not amortized, but must be tested for impairment annually or more frequently if events or circumstances indicate the asset may be impaired. The estimated useful life of an intangible asset must be evaluated each reporting period to determine whether events and circumstances continue to support an indefinite useful life. Definite lived intangible assets are amortized over their estimated useful lives. Any write-down of intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

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

Risks Related to an Investment in Our Securities

If we fail to maintain an effective system of internal control, we may not be able to report our financial results accurately or in a timely fashion, and we may not be able to prevent fraud. In such case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our Annual Report on Form 10-K our assessment of the effectiveness of our internal control over financial reporting. We have dedicated a significant amount of time and resources to ensure compliance with this legislation for the year ended December 31, 2015 and will continue to do so for future fiscal periods. We cannot be certain that future material changes to our internal control over financial reporting will be effective. If we cannot adequately maintain the effectiveness of our internal control over financial reporting, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our common stock. Moreover, if we discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until we are no longer an “emerging growth company.” At such time that an attestation is required, our independent registered public accounting firm may issue a report that is adverse or qualified in the event that they are not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness or significant deficiency in the future.

The JOBS Act allows us to postpone the date by which we must comply with certain laws and regulations and to reduce the amount of information provided in reports filed with the SEC. We cannot be certain whether the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are and we will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the first date of sales of securities pursuant to a registration statement, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt, or (iv) the date on which we are deemed a “large accelerated filer” under the Securities Exchange Act of 1934, as amended, or the Exchange Act. For so long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, we may continue to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict whether investors will find our common stock less attractive because we will rely on some or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. If we avail ourselves of certain exemptions from various reporting requirements, our reduced disclosure may make it more difficult for investors and securities analysts to evaluate us and may result in less investor confidence.

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

The combined voting power of the common stock ownership of our officers, directors and key employees is approximately 63% of our voting securities as of December 31, 2015. As a result, our management and key employees through such stock ownership will exercise significant influence over all matters requiring shareholder approval, including the election of our directors and approval of significant corporate transactions. This concentration of ownership in management and key employees may also have the effect of delaying or preventing a change in control of us that may be otherwise viewed as beneficial by stockholders other than management. There is also a risk that our existing management and a limited number of stockholders may have interests which are different from certain stockholders and that they will pursue an agenda which is beneficial to themselves at the expense of other stockholders.

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

Although our common stock is listed on the NASDAQ Global Market, our common stock is currently traded at relatively low volumes. As a result, the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact prior to September 2011, we did not have an operating business, and that we are currently a small company which is still relatively unknown to securities analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot provide any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

The market price of our common stock may be volatile, which could reduce the market price of our common stock.

Currently the publicly traded shares of our common stock are not widely held, and do not have significant trading volume, and therefore may experience significant price and volume fluctuations. Although our common stock is quoted on the NASDAQ Global Market, this does not assure that a meaningful, consistent trading market will develop or that the volatility will decline. This market volatility could reduce the market price of the common stock, regardless of our operating performance. In addition, the trading price of the common stock could change significantly over short periods of time in response to actual or anticipated variations in our quarterly operating results, announcements by us, our licensees or our respective competitors, factors affecting our licensees’ markets generally and/or changes in national or regional economic conditions, making it more difficult for shares of the common stock to be sold at a favorable price or at all. The market price of the common stock could also be reduced by general market price declines or market volatility in the future or future declines or volatility in the prices of stocks for companies in the trademark licensing business or companies in the industries in which our licensees compete.

Our common stock may be subject to the penny stock rules adopted by the SEC that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which could make it more difficult for our stockholders to sell their securities.

Rule 3a51-1 of the Exchange Act establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions, including having securities registered on certain national securities exchanges. If our common stock were delisted from the NASDAQ, market liquidity for our common stock could be severely and adversely affected.

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

Although our common stock closed at $5.25 per share on March 10, 2016, no assurance can be given that the per share price of our common stock will maintain such levels or that our stock will not be subject to these “penny stock” rules in the future.

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

As of December 31, 2015, we had outstanding warrants and options to purchase 2,699,043 shares of our common stock, of which warrants to purchase 582,428 shares are exercisable at a price of $0.01 per share. The holders of warrants and options will likely exercise such securities at a time when the market price of our common stock exceeds the exercise price. Therefore, exercises of warrants and options will result in a decrease in the net tangible book value per share of our common stock and such decrease could be material. In addition, we may issue shares of common stock to satisfy up to $5 million of earn-out payments to the Ripka brand’s seller if royalty revenue targets are met by the Ripka business, and we may issue shares of common stock to satisfy two times the highest amount of annual excess royalties for C Wonder brand earned through June 30, 2019 to the C Wonder brand’s sellers. As of December 31, 2015, we estimate the combined fair value of the earn-out payments to be $6.63 million.

We may also satisfy up to $4.38 million principal amount of the IM Seller Note payable to IM Ready by issuing shares of common stock. The number of shares which we issue to satisfy our obligations under the note will be based on the future market price of our common stock and is currently not determinable, provided that there is a floor to the share price to satisfy the IM Seller Note of $4.50 per share. The maximum number of shares that could be issued in exchange for the IM Seller Note is 972,763 shares.

We may also satisfy our obligations under the $0.59 million remaining principal amount Ripka Seller Notes payable to Ripka by issuing shares of common stock. The number of shares which we issue to satisfy our earn-out payment obligations or obligations under the Ripka Seller Notes will be based on the future market price of our common stock and are currently not determinable, provided that there is a floor to the share price to satisfy the Ripka Seller Notes of $7.00 per share. The maximum number of shares that could be issued in exchange for the remaining Ripka Seller Notes and the Ripka earn-out payments is 84,923 shares and 714,286 shares, respectively.

The issuance of shares to satisfy such obligations and upon exercise of outstanding warrants and options will dilute our then-existing stockholders’ percentage ownership of our company, and such dilution could be substantial. In addition, our growth strategy includes the acquisition of additional brands, and we may issue shares of our common stock as consideration for acquisitions. Sales or the potential for sale of a substantial number of such shares could adversely affect the market price of our common stock, particularly if our common stock remains thinly traded at such time.

As of December 31, 2015, we have an aggregate of 3,192,828 shares of common stock available for grants under our Plan to our directors, executive officers, employees and consultants. Issuances of common stock pursuant to the exercise of stock options or other stock grants or awards which may be granted under our Plan will dilute your interest in us.

We do not anticipate paying cash dividends on our common stock.

You should not rely on an investment in our common stock to provide dividend income, as we have not paid dividends on our common stock, and we do not plan to pay any dividends in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing licensing operations, further develop our trademarks and finance the acquisition of additional trademarks. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment. In addition, our credit facility with Bank Hapoalim B.M. limits the amount of cash dividends we may pay while amounts under the credit facility are outstanding.

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

We currently lease and maintain our corporate offices and operations located at 475 Tenth Avenue, 4th Floor, New York, New York. We entered into a lease for such office of approximately 18,500 square feet of office space which lease is guaranteed by IM Brands, and which lease was extended to February 28, 2022 through an amendment entered into on June 16, 2014.

On July 8, 2015, we entered into a sublease agreement pursuant to which we have leased approximately 29,600 rentable square feet of office space comprising the entire 10th floor of 1333 Broadway, New York, New York. The term of this sublease agreement commenced on March 1, 2016 and shall expire on October 30, 2027. We plan to relocate our corporate offices and operations to this new location during 2016.

We previously leased and maintained a retail store in Southampton, New York of approximately 1,800 square feet, which expired March 31, 2015. In addition, we previously leased approximately 1,900 square feet of retail space in Woodstock, Georgia intended for our second retail store; we terminated this lease in September 2015.

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

Item 4.	Mine Safety Disclosure

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since July 31, 2015, our common stock is listed on the NASDAQ Global Market, under the trading symbol “XELB.” Prior to July 31, 2015, our common stock was quoted on the Over-the-Counter Bulletin Board (OTCBB) and was also quoted for trading on the OTCQX tier of the OTC Markets.

The table below sets forth the range of quarterly high and low sales prices for our common stock in 2015 and 2014. For data prior to July 31, 2015, the quotations detailed below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

	High	Low
YEAR ENDING DECEMBER 31, 2015
First Quarter	$8.05	$6.00
Second Quarter	$9.99	$7.50
Third Quarter	$9.15	$7.50
Fourth Quarter	$8.50	$5.12

YEAR ENDED DECEMBER 31, 2014
First Quarter	$7.00	$2.80
Second Quarter	$20.00	$3.75
Third Quarter	$8.00	$4.60
Fourth Quarter	$7.50	$3.60

Holders

As of December 31, 2015, the number of our stockholders of record was approximately 569 (excluding beneficial owners and any shares held in street name or by nominees).

Dividends

We have never declared or paid any cash dividends on our common stock. In addition, our credit facility with Bank Hapoalim B.M. limits the amount of cash dividends we may pay while amounts under the credit facility are outstanding. Furthermore, we expect to retain future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our board of directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the board of directors considers relevant.

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

The following table sets forth information as of December 31, 2015 regarding compensation plans under which our equity securities are authorized for issuance.

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation Plans (1)	379,500	$5.50	3,192,828

(1) Pursuant to our 2011 Equity Incentive Plan.

Purchases of equity securities by the issuer and affiliated purchasers

The following table provides information with respect to Common Stock repurchased by us during the years ended December 31, 2015 and 2014.

Period	Total Number of Shares of Common Stock Purchased	Average Price per Share	Total Number of Shares of Common Stock Purchased as Part of a Publicly Announced Plan or Program
March 1, 2014 to March 31, 2014 (i)	15,750	$4.00	-
November 1, 2014 to November 30, 2014 (i)	26,250	7.83	-
December 1, 2014 to December 31, 2014 (i)	88,725	8.00	-
Total year ended December 31, 2014 (i)	130,725	$7.49	-

September 1, 2015 to September 30, 2015 (i)	82,825	$8.59	-
December 1, 2015 to December 31, 2015 (ii)	5,000	7.25	-
Total year ended December 31, 2015	87,825	$8.51	-

(i)	The shares repurchased were acquired from employees and directors in connection with the settlement of income tax withholding obligations on behalf of such employees and directors from the vesting of restricted stock.
(ii)	See Note 14 to the audited consolidated financial statements, Related Party Transactions.

Item 6.	Selected Financial Data

Smaller reporting companies are not required to provide the information required by this Item 6.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with our consolidated financial statements and the notes thereto, included elsewhere in this Annual Report on Form 10-K. This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity and cash flows for the year ended December 31, 2015. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning factors that are beyond our control.

Overview

We are a brand development and media company engaged in the design, production, licensing, marketing and direct to consumer sales of branded apparel, footwear, accessories, jewelry, home goods, and other consumer products, and the acquisition of dynamic consumer lifestyle brands. Presently, our brand portfolio consists of the Isaac Mizrahi and Judith Ripka brands, as well as the recently acquired H by Halston, H Halston, and C Wonder brands, and the recently created Highline Collective brand. We also manage and design the Liz Claiborne New York brand through July 31, 2016. Our in-house designers and marketing executives work with our licensees to help design, promote and elevate each brand within their respective distribution channels. We market and promote our brands by employing a highly-differentiated omni-channel sales strategy, which includes promotion through direct-response television, internet, and traditional brick-and-mortar retail distribution channels, delivering a unique brand experience that fosters increased consumer engagement.

Our proprietary platform is strategically positioned to monetize the convergence of shopping, entertainment and social media. By leveraging the reach and media presence of our direct-response television partners, such as QVC, and by developing rich online video and social media content under our brands, we drive increased customer engagement and generate sales across our channels of distribution. Our strong relationships with leading retailers and direct-response television companies, such as QVC and The Shopping Channel, enable us to reach consumers in over 350 million homes worldwide.

Discontinued Operations

We opened a full-price store and an outlet store under the Mizrahi brands in 2013 and 2014, respectively. In December 2014, we decided to close our retail stores. Accordingly, our retail operations have been reclassified as discontinued operations for all periods presented. We will continue our e-commerce operations, which were previously reported as a component of retail operations, as a component of our licensing business.

Summary of Critical Accounting Policies

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that are the most important to the portrayal of our financial condition and results of operations, and that require our most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are described in more detail in the notes to our financial statements, our most critical accounting policies, discussed below, pertain to revenue recognition, trademarks, goodwill and other intangible assets, stock-based compensation, fair value of contingent obligations and income taxes. In applying such policies, we must use some amounts that are based upon our informed judgments and best estimates. Estimates, by their nature, are based upon judgments and available information. The estimates that we make are based upon historical factors, current circumstances and the experience and judgment of management. We evaluate our assumptions and estimates on an ongoing basis.

Revenue Recognition

In connection with our licensing model, revenue is generated from licenses and is based on reported sales of licensed products bearing our trademarks, at royalty rates specified in the license agreements. These agreements are also subject to contractual minimum levels. Design and service fees are recorded and recognized in accordance with the terms and conditions of each service contract, including the meeting our obligations and providing the relevant services under each contract. Guaranteed minimum royalty payments are recognized on a straight-line basis over the term of each contract year, as defined, in each license agreement. Royalties exceeding the guaranteed minimum royalty payments are recognized as income during the period corresponding to the licensee’s sales. Advanced royalty payments are recorded as deferred revenue at the time payment is received and recognized as revenue as earned. Prior to the closing of our retail stores, we recognized revenue from our retail store upon sale of our products to retail consumers, net of estimated returns.

Trademarks, Goodwill and Other Intangible Assets

We follow Financial Accounting Standards Board, or FASB, Accounting Standard Codification, or ASC, ASC Topic 350, “Intangibles - Goodwill and Other.” Under this standard, goodwill and indefinite lived intangible assets are not amortized, but are required to be assessed for impairment at least annually. Under this standard, we annually have the option to first assess qualitatively whether it is more likely than not that there is an impairment, or perform a quantitative analysis. Our definite lived intangible assets are amortized over their estimated useful lives. The Company performed its annual qualitative analysis of goodwill and performed a qualitative analysis of intangible assets at December 31, 2015, and determined that these assets were not impaired.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC Topic 718, “Compensation - Stock Compensation,” by recognizing the fair value of stock-based compensation as an operating expense over the service period of the award or term of the corresponding contract, as applicable. Stock option awards are valued using a Black-Scholes option pricing model, which requires the input of subjective assumptions including expected stock price volatility and the estimated life of each award. Restricted stock awards are valued using the fair value of our common stock at the date the common stock is granted.

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

In addition to the Company’s contingent obligations measured at fair value on a recurring basis under ASC 820-10, we also recognized a contingent obligation in connection with the acquisition of Judith Ripka Trademarks in the Prior Year. ASC 805-50-30 requires that, when accounting for asset acquisitions, when the fair value of the assets acquired is greater than the consideration paid, any contingent obligations shall be recognized and recorded as the positive difference between the fair value of the assets acquired and the consideration paid for the acquired assets. In addition, we also recognized a contingent obligation in connection with our acquisition of the C Wonder Trademarks. ASC 805-50-30 requires that when the fair value of the assets acquired are equal to the consideration paid, any contingent obligations shall be recognized based upon the Company's best estimate of the amount that will be paid to settle the liability.

Income Taxes

Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities. Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted rates in effect during the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. ASC Topic 740, “Accounting for Income Taxes” clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. Tax positions shall initially be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a probability of fifty percent or greater of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, and supersedes the current revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The core principle of ASU 2014-09 is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, will require greater use of judgment and estimates than under the current guidance. In August 2015, the FASB delayed the effective date of this standard by one year, such that the guidance is now effective for fiscal years beginning after December 15, 2017 and interim periods therein. Early adoption is permitted as of the original effective date, December 15, 2016. We are currently evaluating the method and impact the adoption of ASU 2014-09 will have on our consolidated financial statements and disclosures.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest” (ASU 2015-03). ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. The Company early adopted the provisions of ASU 2015-03 during the fourth quarter of 2015 on a retrospective basis, and the adoption did not have a material impact on the Company’s consolidated financial statements. As a result of the adoption of ASU 2015-03, $624,000 of deferred finance costs were reclassified within the December 31, 2014 consolidated balance sheet.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” (ASU 2015-17). ASU 2015-17 removes the reporting requirement to classify deferred income taxes between current and non-current on the balance sheet. Instead, the new accounting guidance in ASU 2015-17 will require that all deferred income taxes are reported and classified as non-current. The Company early adopted the provisions of ASU 2015-07 during the fourth quarter of 2015 on a retrospective basis, and the adoption did not have a material impact on the Company’s consolidated financial statements. As a result of the adoption of ASU 2015-17, $633,000 of deferred tax assets were reclassified within the December 31, 2014 consolidated balance sheet.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (ASU 2016-02). The core principle of ASU 2016-02 is that an entity should recognize on its balance sheet assets and liabilities arising from a lease. In accordance with that principle, ASU 2016-02 requires that a lessee recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying leased asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on the lease classification as a finance or operating lease. This new accounting guidance is effective for public companies for fiscal years beginning after December 15, 2018 (i.e., calendar years beginning on January 1, 2019), including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact the adoption of ASU 2016-02 will have on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Summary of Operating Results

The consolidated financial statements and related notes included elsewhere in this Form 10-K are as of, or for the year ended December 31, 2015 (the “Current Year”), and the year ended December 31, 2014 (the “Prior Year”).

Total Revenues

Current Year total revenues increased approximately $7.01 million to $27.72 million from $20.71 million for the Prior Year. This was primarily driven by increases in net licensing revenues of approximately $6.82 million as a result of the acquisitions of the H Halston Brands and the C Wonder Brand in late December 2014 and in July 2015, respectively, the recognition of a full year of royalty revenue relative to the Ripka Brand, which was acquired in April 2014, as well as the continuing growth of the Isaac Mizrahi Brand. Also contributing to the increase in total revenues from Prior Year were increased e-commerce sales of $0.19 million.

Gross Profit

Gross profit for the Current Year was $27.45 million, compared with $20.63 million for the Prior Year. The increase in gross profit was primarily attributable to the increase in revenues described above. Cost of goods sold, which is solely associated with our e-commerce business, increased by $0.19 million from Prior Year, although this increase in cost of goods sold was offset by increased e-commerce sales.

Operating Expenses

Operating expenses totaled $24.28 million for the Current Year, compared with $19.80 million for the Prior Year. The increase of approximately $4.48 million was primarily driven by an increase in compensation expense of $2.72 million, an increase in other design and marketing costs of $1.29 million, an increase in other selling, general and administrative expenses of $0.54 million, and an increase in depreciation and amortization of $0.44 million, partially offset by a decrease in stock-based compensation of $0.51 million. The increase in compensation expense and other design and marketing costs was a result of increased staffing levels for the Ripka Brand acquired in April 2014, the H Halston Brands acquired in December 2014, and the C Wonder Brand acquired in July 2015. Depreciation and amortization expense also increased by $0.44 million due to the amortization of intangible assets associated with the recently acquired brands.

Other Expenses (Income)

Other income for the Current Year consisted of a $3.0 million gain on the reduction of contingent obligations, partially offset by a $1.37 million loss on extinguishment of debt.

The gain on the reduction of contingent obligations in the Current Year was a result of the reduction in the fair value of our contingent obligation to the seller of the Isaac Mizrahi Brand. This reduction in the Earn-Out Obligation for the Current Year was based on a shortfall of achieving minimum net royalty income related to the Isaac Mizrahi business for the twelve months ended September 30, 2015.

The loss on extinguishment of debt in the Current Year was due to our satisfaction of $5.40 million principal amount of Ripka Seller Notes by issuing 600,001 shares of our common stock in March and April 2015. The maturity date of the Ripka Seller Notes was originally March 31, 2019. The carrying value, net of the discount, of the Ripka Seller Notes at the redemption date was $4.03 million, resulting in a loss of $1.37 million.

Other income for the Prior Year consisted of a $0.6 million gain on the reduction of contingent obligations, as a result of the reduction in the fair value of our contingent obligation to the seller of the Isaac Mizrahi Brand.

Interest and Finance Expense

Interest and finance expense for the Current Year increased by approximately $0.32 million to $1.80 million, compared with $1.49 million in the Prior Year. This increase was primarily attributable to the higher term debt principal balance resulting from financing a portion of the H Halston Brands acquisition in December 2014.

Provision for Income Taxes

The effective income tax rate for the Current Year was approximately 5.2%, resulting in a $0.16 million income tax provision. The effective income tax rate for the Prior Year was (183.52%) which resulted in a $0.10 million income tax benefit. During the Current Year, we recorded a $3.0 million gain on the reduction of contingent obligations related to the acquisition of the Isaac Mizrahi business. This gain is not subject to tax and was treated as a discrete item. During the Prior Year, we recorded a $0.6 million gain on the reduction of contingent obligations related to the acquisition of the Isaac Mizrahi business. This gain is not subject to tax and was treated as a discrete item. Additionally, there was an increase in the state income tax rate which was recorded to deferred income tax expense and treated as a discrete item during the Prior Year.

Discontinued Operations

The loss from discontinued operations, net, is attributable to the net loss related to our retail operations, as a result of our decision to discontinue our retail stores. The loss from discontinued operations, net decreased from $1.08 million in the Prior Year to $0.27 million in the Current Year as we substantially completed the wind down activities associated with the closure of our retail stores. The Current Year and the Prior Year loss from discontinued operations, net of $0.27 million and $1.08 million includes an income tax benefit of $0.20 million and $0.70 million, respectively

Net Income (Loss)

We had net income of $2.57 million for the Current Year, compared with a net loss of $1.03 million for the Prior Year.

Non-GAAP Net Income, Non-GAAP Diluted EPS and Adjusted EBITDA

We had non-GAAP net income of $6.27 million, or $0.36 per share (“non-GAAP diluted EPS”) for the Current Year, compared with non-GAAP net income of $5.18 million, or non-GAAP diluted EPS of $0.40, for the Prior Year. Non-GAAP net income is a non-GAAP unaudited term, which we define as net income, exclusive of stock-based compensation, non-cash interest expense from discounted debt related to acquired assets, gain on the reduction of contingent obligations, loss on extinguishment of debt, other non-cash adjustments, and loss from discontinued operations, net. Non-GAAP net income and non-GAAP diluted EPS do not include the tax effect of the reconciling items.

We had Adjusted EBITDA of approximately $9.30 million for the Current Year, compared with Adjusted EBITDA of approximately $7.01 million for the Prior Year. Adjusted EBITDA is a non-GAAP unaudited measure, which we define as net income before stock-based compensation, interest expense and other financing costs (including gain (loss) on extinguishment of debt), income taxes, other state and local franchise taxes, depreciation and amortization, gain on the reduction of contingent obligations, other non-cash adjustments and loss on discontinued operations of our retail business.

Management uses non-GAAP net income, non-GAAP diluted EPS and Adjusted EBITDA as measures of operating performance to assist in comparing performance from period to period on a consistent basis and to identify business trends relating to our results of operations. Management believes non-GAAP net income, non-GAAP diluted EPS and Adjusted EBITDA are also useful because they provide supplemental information to assist investors in evaluating our financial results.

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

The following table is a reconciliation of net income (loss) (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net income:

	Year Ended December 31,
	2015	2014
Net income (loss)	$2,574,000	$(1,032,000)
Non-cash interest and finance expense	415,000	575,000
Stock-based compensation	4,640,000	5,151,000
Loss on extinguishment of debt	1,371,000	-
Gain on reduction of contingent obligations	(3,000,000)	(600,000)
Loss from discontinued operations, net	272,000	1,076,000
Other non-cash adjustments	-	14,000
Non-GAAP net income	$6,272,000	$5,184,000

The following table is a reconciliation of diluted income (loss) per share (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted EPS:

	Year Ended December 31,
	2015	2014
Diluted income (loss) per share	$0.15	$(0.08)
Non-cash interest and finance expense	0.02	0.05
Stock-based compensation	0.27	0.40
Loss on extinguishment of debt	0.08	-
Gain on reduction of contingent obligations	(0.18)	(0.05)
Loss from discontinued operations, net	0.02	0.08
Non-GAAP diluted EPS	$0.36	$0.40
Non-GAAP diluted weighted average shares outstanding	17,223,240	12,816,674

We report net income (loss) for each period presented and in accordance with GAAP, diluted weighted average shares outstanding were 17,223,240 and 12,816,674 for the years ended December 31, 2015 and 2014, respectively.

The following table is a reconciliation of basic weighted average shares outstanding (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted weighted average shares outstanding:

	Year Ended December 31,
	2015	2014
Basic weighted average shares	16,151,163	11,698,880
Effect of exercising warrants	946,902	971,873
Effect of exercising stock options	125,175	145,921
Non-GAAP diluted weighted average shares outstanding	17,223,240	12,816,674

The following table is a reconciliation of net income (loss) (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Year Ended December 31,
	2015	2014
Net income (loss)	$2,574,000	$(1,032,000)
Depreciation and amortization	1,379,000	935,000
Interest and finance expense	1,389,000	913,000
Non-cash interest expense from discounted debt related to asset acquisitions	415,000	575,000
Income tax provision (benefit)	156,000	(97,000)
State and local franchise taxes	108,000	77,000
Stock-based compensation	4,640,000	5,151,000
Loss on extinguishment of debt	1,371,000	-
Gain on reduction of contingent obligations	(3,000,000)	(600,000)
Loss from discontinued operations, net	272,000	1,076,000
Other non-cash adjustments	-	14,000
Adjusted EBITDA	$9,304,000	$7,012,000

Selected Quarterly Financial Data

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
2015
Total revenues	$7,473,000	$7,336,000	$6,321,000	$6,591,000
Income (loss) from continuing operations	759,000	44,000	2,161,000	(118,000)
Income (loss) from discontinued operations, net	9,000	(14,000)	(54,000)	(213,000)
Net income (loss)	768,000	30,000	2,107,000	(331,000)
Non-GAAP net income	2,071,000	1,420,000	1,115,000	1,666,000
Adjusted EBITDA	2,985,000	2,219,000	1,897,000	2,203,000

2014
Total revenues	$5,691,000	$5,404,000	$6,072,000	$3,540,000
Income (loss) from continuing operations	(13,000)	283,000	598,000	(824,000)
Loss from discontinued operations, net	(539,000)	(217,000)	(189,000)	(131,000)
Net income (loss)	(552,000)	66,000	409,000	(955,000)
Non-GAAP net income	987,000	1,394,000	1,976,000	827,000
Adjusted EBITDA	1,325,000	2,151,000	2,797,000	739,000

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund working capital needs, acquire new brands, and to a lesser extent, capital expenditures. At December 31, 2015 and 2014, our unrestricted cash and cash equivalents were $16.86 million and $8.53 million, respectively. During the Current Year, we closed on a public offering that resulted in approximately $16.11 million in net cash proceeds after underwriting discounts and commissions and other expenses of the equity offering (See Note 9, Stockholders’ Equity in the Consolidated Financial Statements).

We expect that existing cash and operating cash flows will be adequate to meet our operating needs, debt service obligations and capital expenditure needs, including the debt service under our term loan facilities for the twelve months subsequent to December 31, 2015. We are dependent on our licensees for most of our revenues, and there is no assurance that the licensees will perform as projected.

We do not require significant capital expenditures.

Our contingent obligations (see Note 8, Debt to the Consolidated Financial Statements) are payable in stock and/or cash, at our discretion. Payment of these obligations in stock would not affect our liquidity.

The scheduled January 31, 2016 payment of $750,000 under the IM Seller Note (see Note 8, Debt, to the Consolidated Financial Statements) was paid in cash in January 2016.

On July 8, 2015, we entered into a Sublease Agreement (the “Sublease”) with GBG USA Inc., a Delaware corporation (the “Sublandlord”), pursuant to which the Company has subleased approximately 29,600 rentable square feet of office space (the “Premises”). In connection with the Sublease, the Company has obtained, with the consent of the landlord of the Premises to the Sublease, an Irrevocable Standby Letter of Credit (the “Letter of Credit”) from Bank Hapoalim B.M. (“BHI”) in favor of the Sublandlord, for a sum of $1.1 million. We deposited this amount with Bank Hapoalim B.M. as collateral for the Letter of Credit, and have reflected this amount as restricted cash in the consolidated balance sheet.

Changes in Working Capital

At December 31, 2015 and 2014, the adjusted working capital ratio (current assets to current liabilities, excluding current contingent obligations and seller notes payable in stock (see Note 8, Debt, to the Consolidated Financial Statements)) was 2.80 to 1.00 and 1.40 to 1.00, respectively. For the purpose of computing the working capital ratio, $4.17 million of IM Seller Notes was excluded from the December 31, 2015 current liabilities and $2.4 million of Ripka Seller Notes and $5.77 million of contingent obligations were excluded from the December 31, 2014 current liabilities. Commentary on components of our cash flows from continuing operations for the Current Year, compared with the Prior Year is set forth below:

Operating Activities

Net cash provided by operating activities from continuing operations was approximately $3.19 million and $6.61 million in the Current Year and Prior Year, respectively.

The Current Year’s cash provided by operating activities was primarily due to net income of $2.57 million plus non-cash expenses of $4.22 million and the net loss from discontinued operations of $0.27 million, partially offset by the net change in operating assets and liabilities of $(3.87) million. Non-cash expenses mainly consisted of $4.64 million of stock-based compensation, $1.38 million of depreciation and amortization, non-cash interest and other finance costs of $0.54 million, loss on extinguishment of debt of $1.37 million, partially offset by $(0.71) million of tax benefits and a $(3.00) million gain on the reduction of contingent obligations. The net change in operating assets and liabilities was primarily driven by changes in accounts receivable.

The Prior Year’s cash provided by operating activities was primarily due to a net loss of $1.03 million, offset by a net loss from discontinued operations of $1.08 million, the net change in operating assets and liabilities of $1.95 million and non-cash expenses of $4.61 million. Non-cash expenses mainly consisted of $5.15 million of stock-based compensation, $0.94 million of depreciation and amortization, non-cash interest and other finance costs of $0.66 million, $(1.54) million of tax benefits and a $(0.60) million gain on the reduction of contingent obligations. The net change in operating assets and liabilities was primarily driven by changes in accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities from continuing operations for the Current Year was approximately $5.24 million, compared with $31.12 million in the Prior Year. The Current Year net cash used in investing activities was attributable to cash consideration paid for the acquisition of the C Wonder Brand of $3.59 million, the deposit of $1.11 million as collateral for the aforementioned Letter of Credit, and capital expenditures of $0.53 million. In the Prior Year, net cash used in investing activities was attributable to cash consideration paid for the acquisition of the Ripka Brand of $12.37 million, cash consideration paid for the acquisition of the H Halston Brands of $18.51 million and capital expenditures of $0.25 million.

Financing Activities

Net cash provided by financing activities for the Current Year was approximately $10.27 million, which was primarily attributable to the $16.11 million of net proceeds from our public offering in July 2015, as well as tax benefits from vested stock grants and exercised options of $0.31 million. These cash inflows were partially offset by (i) $3.26 million of repayments on long-term debt, (ii) $2.19 million of payments on installment obligations related to the acquisition of the Ripka Brand, and (iii) $0.75 million of repurchased shares of restricted stock that had vested.

Net cash provided by financing activities for the Prior Year was approximately $26.76 million, primarily attributable to (i) $10.00 million of proceeds from the term debt related to the H Halston Brands, (ii) $9.00 million of proceeds from the term debt related to the Ripka Brand, (iii) $0.51 million tax benefit from vested stock grants and exercise of stock options, and (iv) $9.29 million of net proceeds (after expenses) from the issuance of 1,086,667 shares of our common stock in the December 22, 2014 private stock offering. These cash inflows were partially offset by (i) $0.98 million of repurchased shares of restricted stock that had vested, (ii) $0.51 million of deferred financing costs related to the H Halston Brands and Ripka Brand debt financing, (iii) $0.31 million of contingent obligation payments, and (iv) $0.25 of repayments on the IM Term Loan.

Obligations and Commitments

Term Loan Debt

On August 1, 2013, IM Brands, LLC (“IM Brands”) entered into a $13 million five year term loan with BHI (as amended, the “IM Term Loan”). The IM Term Loan is secured by all of the assets of IM Brands and the Company’s membership interest in IM Brands and bears interest at an annual fixed rate of 4.44%, payable quarterly in arrears each calendar quarter.

On April 3, 2014, JR Licensing, LLC (“JR Licensing”) entered into a $9 million five year term loan with BHI (as amended, the “JR Term Loan”). The JR Term Loan is secured by all of the assets of JR Licensing and a guarantee from the Company secured by a pledge of the Company’s membership interest in JR Licensing and by a guarantee from IM Brands, secured by a pledge of all of IM Brands’ assets. The JR Term Loan bears interest at an annual variable rate of either LIBOR plus 3.5% or Prime plus 0.50%, at JR Licensing’s option, payable, if the JR Term Loan is bearing interest based on LIBOR, on the last business day of the applicable interest period and, if the JR Term Loan is bearing interest based on Prime, quarterly in arrears on the first day of each calendar quarter.

On December 22, 2014, H Licensing, LLC (“H Licensing”) entered into a $10 million, five year term loan with BHI (“H Term Loan”). The H Term Loan is secured by (i) all of the assets of H Licensing, (ii) a guarantee by the Company, secured by a pledge of the Company’s membership interest in H Licensing, (iii) a guarantee from IM Brands, secured by a pledge of all of the assets of IM Brands, and (iv) a guarantee from JR Licensing, secured by a pledge of all of the assets of JR Licensing. The H Term Loan bears interest at an annual rate, as elected by H Licensing, of LIBOR plus 3.50% or Prime rate plus 0.50%. Interest on the H Term Loan accruing at a rate based on LIBOR is payable on the last business day of the applicable interest period and interest on the H Term Loan accruing at a rate based on the Prime rate is payable quarterly in arrears on the first day of each calendar quarter.

Under these loans, we were required to maintain minimum fixed charge ratio and liquidity covenants and other non-monetary covenants, including reporting requirements and trademark preservation, in accordance with the terms and conditions of the IM Term Loan, the JR Term Loan, and the H Term Loan. As of December 31, 2015, we were in full compliance with all such covenants.

Scheduled principal payments of $625,000, $375,000, and $375,000 under the IM Term Loan, JR Term Loan, and H Term Loan, respectively, were paid in January 2016.

On February 26, 2016, Xcel and its wholly-owned subsidiaries, IM Brands, JR Licensing, H Licensing, C Wonder Licensing, LLC, Xcel Design Group, LLC, IMNY Retail Management, LLC, and IMNY E-Store, USA, LLC (each a “Guarantor” and collectively, the “Guarantors”), as Guarantors, entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with BHI, as agent (the “Agent”), and the financial institutions party thereto as lenders (the “Lenders”). The Loan Agreement amended and restated the IM Term Loan, the JR Term Loan, and the H Term Loan. Pursuant to the Loan Agreement, Xcel assumed the obligations of each of IM Brands, JR Licensing, and H Licensing under the applicable Existing Line Letters in the aggregate principal amount of $27,875,000 (the “Xcel Term Loan”).

The Xcel Term Loan matures on January 1, 2021. Principal on the Xcel Term Loan shall be payable in quarterly installments on each of January 1, April 1, July 1 and October 1 as follows, starting on April 1, 2016:

Year Ending December 31,	Amount of Principal Payment
2016(i)	$2,625,000
2017	4,000,000
2018	4,000,000
2019	4,000,000
2020	4,000,000
2021	9,250,000
Total	$27,875,000

(i)	Does not include $1.375 million in principal payments made on January 1, 2016.

Under the Loan Agreement, we have the right to prepay the Xcel Term Loan, provided that any prepayment of less than all of the outstanding balance shall be applied to the remaining amounts due in inverse order of maturity.

If the Xcel Term Loan is prepaid on or prior to the third anniversary of the closing date (including as a result of an event of default), we shall pay early termination fees of 2.00% in the first year, 1.00% in the second year, and zero thereafter.

Commencing with the fiscal year ending December 31, 2017, we are required to repay a portion of the Xcel Term Loan in an amount equal to 10% of the excess cash flow for the fiscal year; provided that no early termination fee shall be payable with respect to any such payment. Excess cash flow means, for any period, cash flow from operations (before certain permitted distributions) less (i) capital expenditures not made through the incurrence of indebtedness, (ii) all cash interest and principal and taxes paid or payable during such period, and (iii) all dividends declared and paid during such period to equity holders of any credit party treated as a disregarded entity for tax purposes.

Our obligations under the Loan Agreement are guaranteed by the Guarantors and secured by all of the assets of Xcel and the Guarantors (as well as any subsidiary formed or acquired that becomes a credit party to the Loan Agreement) and, subject to certain limitations contained in the Loan Agreement, equity interests of the Guarantors (as well as any subsidiary formed or acquired that becomes a credit party to the Loan Agreement).

Interest on the Xcel Term Loan accrues at a fixed rate of 5.1% per annum and is payable on each day on which the scheduled principal payments are required to be made.

The Loan Agreement contains customary covenants, including reporting requirements, trademark preservation, and the following financial covenants of the Company (on a consolidated basis with the Guarantors and any subsidiaries subsequently formed or acquired that become a credit party under the Loan Agreement):

•	net worth of at least $90,000,000 at the end of each fiscal quarter ending on June 30 and December 31 of each fiscal year;
•	liquid assets of at least $5,000,000, until such time as the ratio of indebtedness to EBITDA (as defined in the Loan Agreement) is less than 1.00 to 1.00 and, in which event, liquid assets must be at least $3,000,000;
•	a fixed charge ratio of at least 1.20 to 1.00 at each fiscal quarter ended June 30 and December 31 for the twelve fiscal month period ending on such date;
•	capital expenditures shall not exceed (i) $2,650,000 for the year ending December 31, 2016 and (ii) $700,000 for any fiscal year thereafter; and
•	EBITDA (as defined in the Loan Agreement) of at least $7,500,000 for the fiscal year ended December 31, 2015; $9,500,000 for the fiscal year ending December 31, 2016; and $9,000,000 for each fiscal year thereafter.

We were in compliance with all of these covenants as of December 31, 2015.

The IM Seller Note

We issued the IM Seller Note in the principal amount of $7.38 million to IM Ready as partial consideration for the acquisition of the Mizrahi business. The IM Seller Note was amended on December 24, 2013, which included a partial repayment of $1.5 million of principal. The stated interest rate of the IM Seller Note is 0.25%, which was prepaid on September 29, 2011. The following table presents the remaining principal payments under the IM Seller Note:

Payment Date	Payment Amount
January 31, 2016 (i)	$750,000
September 30, 2016 (ii)	$4,377,000

(i)	Paid in cash in January 2016.

(ii)	Payable in stock or cash at the Company’s sole discretion. Amounts paid in cash require BHI’s approval.

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

On February 20, 2015, we agreed to cancel Ripka Seller Notes in the principal amount of $3.0 million and execute in their place: (i) a $2.4 million principal amount promissory note issued in the name of Ms. Ripka (the “$2,400,000 Seller Note”) and (ii) a $600,000 principal amount promissory note issued in the name of Ms. Ripka (the “$600,000 Seller Note”), each pursuant to substantially the same terms as the Ripka Seller Notes; provided, however, that the Company and Ms. Ripka have agreed that, upon Ms. Ripka’s assignment of the $600,000 Seller Note to a permitted assignee, the principal payments under the $600,000 Seller Note shall accelerate to be payable in eight equal quarterly installments of $75,000 with the first payment due on March 31, 2015 and with the final principal payment payable on December 31, 2016. As of the date of the filing of this Annual Report, the $600,000 Seller Note has not been assigned. The $2,400,000 Seller Note was assigned by Ms. Ripka to Judith Ripka Creations, Inc. and further assigned by Judith Ripka Creations, Inc. to Thai Jewelry Manufacturer Co. LTD. (“Thai Jewelry”).

On February 20, 2015, we entered into a release letter (the “Release Letter”) with Thai Jewelry, pursuant to which we agreed to issue to Thai Jewelry an aggregate of 266,667 shares of our Common Stock in exchange for the cancellation of the $2,400,000 Seller Note and Thai Jewelry released the Company and its affiliates from any and all claims which exist or may have existed between the Company and Thai Jewelry, as well as Judith Ripka, Judith Ripka Creations, Inc. or any of their affiliates or successors.

On April 21, 2015, we satisfied an additional $3 million principal amount of the Ripka Seller Notes by issuing 333,334 shares of the Company’s common stock. The carrying value, net of the discount at the time of the redemption of the $3 million Ripka Seller Notes was $2.24 million and, as a result, the Company recorded a loss on the early extinguishment of debt of $0.76 million during 2015. The remaining carrying value of the Rikpa Seller Notes at December 31, 2015 was $0.47 million.

QVC Earn-Out

The QVC Earn-Out payment requires us to pay IM Ready approximately $2.76 million, payable in cash or Common Stock, at our option, contingent upon the Mizrahi business receiving aggregate net royalty income of at least $2.5 million from QVC in the 12-month period ended September 30, 2015 with the number of shares of such stock based upon the greater of (x) $4.50 per share, and (y) the average stock price for the last twenty business days prior to the time of such issuance. The $2.5 million in net royalty income from QVC for the twelve-month period ended September 30, 2015 was met and, therefore, the Company issued IM Ready 290,473 shares of Common Stock, valued at $2.51 million as of September 30, 2015 and remitted $0.25 million in cash in February 2016.

Ripka Earn-Out

In connection with the purchase of the Ripka brands, we agreed to pay Ripka additional consideration of up to $5 million in aggregate, payable in cash or shares of our common stock based on the fair market value of our common stock at the time of payment, and with a floor of $7.00 per share, based on the Ripka brands achieving in excess of $1 million of net royalty income during each of the 12-month periods beginning on October 1, 2015 and ending on October 1, 2018, less the sum of all earn out payments for any prior earn-out period. Net royalty income shall not include any revenues generated by direct-response television sales or any revenue accelerated as a result of termination of any license agreements. The Ripka Earn-Out of $3.78 million is recorded as long-term debt at December 31, 2015 on the consolidated balance sheets based on the difference between the fair value of the assets of the Ripka brands acquired and the total consideration paid.

C Wonder Earn-Out

In connection with the purchase of the C Wonder brand, we agreed to pay the Seller additional consideration, which would be payable, if at all, in cash or shares of our common stock, at the Company’s sole discretion, after June 30, 2019, with a value based on the royalties related directly to the assets acquired. The value of the earn-out shall be calculated as the positive amount, if any, of (i) two times (A) the maximum net royalties as calculated for any single twelve month period commencing on July 1 and ending on June 30 between the closing date and June 30, 2019 (each, a “Royalty Target Year”) less (B) $4,000,000, plus (ii) two times the maximum royalty determined based on a percentage of retail and wholesale sales of C Wonder branded products by the Company as calculated for any single Royalty Target Year.

The C Wonder Earn-Out of $2.85 million is recorded as long-term debt at December 31, 2015 on the consolidated balance sheets based on the probability of the C Wonder Brand achieving certain net royalty income targets within the earn-out periods and then calculating the present value of the weighted average payment amount.

Other

We believe that cash from future operations as well as currently available cash will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future, including the debt service on our term debt, the Earn-Outs related to our acquisition of the Ripka and C Wonder brands, and making necessary investments in our infrastructure and technology.

The following is a summary of contractual cash obligations, including interest for the periods indicated that existed as of December 31, 2015:

	2016	2017	2018 & After	Total
Term debt	$4,000,000	$4,000,000	$21,250,000	$29,250,000
Term debt interest	1,233,000	1,211,000	2,528,000	4,972,000
IM Seller Note	750,000	-	-	750,000
Operating leases	967,000	1,605,000	18,938,000	21,510,000
Employment contracts	4,425,000	1,751,000	2,810,000	8,986,000
Total contractual cash obligations	$11,375,000	$8,567,000	$45,526,000	$65,468,000

Other Factors

We continue to seek to expand and diversify the types of licensed products being produced under the Mizrahi, Ripka, H Halston and C Wonder brands. We plan to continue to diversify the distribution channels within which licensed products are sold, in an effort to reduce dependence on any particular retailer, consumer or market sector within each of our brands. The Mizrahi brands, the H Halston brands and C Wonder brand have a core business in fashion apparel and accessories. The Ripka brand historically has been focused on fine jewelry, which we believe helps diversify our industry focus while at the same time complements, expands on and grows our overall business relationship with QVC. Going forward our focus shall be on our wholly owned brands. We also intend to seek new opportunities, including expansion through direct-response television and additional domestic and international licensing arrangements, and acquiring additional brands. Our success, however, will still remain largely dependent on our ability to build and maintain our brands’ awareness and contract with and retain key licensees and on our licensees’ ability to accurately predict upcoming fashion and design trends within their respective customer bases and fulfill the product requirements of their particular retail channels within the global marketplace. Unanticipated changes in consumer fashion preferences, slowdowns in the U.S. economy, changes in the prices of supplies, consolidation of retail establishments, and other factors noted in “Risk Factors” could adversely affect our licensees’ ability to meet and/or exceed their contractual commitments to us and thereby adversely affect our future operating results.

Effects of Inflation

We do not believe that the relatively moderate rates of inflation experienced over the past two years in the United States, where we primarily compete, have had a significant effect on revenues or profitability. If there were an adverse change in the rate of inflation by less than 10%, the expected effect on net income and cash flows would be immaterial.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations or liquidity.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Xcel Brands, Inc.

We have audited the accompanying consolidated balance sheets of Xcel Brands, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Xcel Brands, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xcel Brands, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

New York, New York

March 17, 2016

Xcel Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2015	December 31, 2014

Assets
Current Assets:
Cash and cash equivalents	$16,860,000	$8,531,000
Accounts receivable, net	7,594,000	3,641,000
Prepaid expenses and other current assets	647,000	532,000
Current assets held for disposition from discontinued retail operations	8,000	503,000
Total current assets	25,109,000	13,207,000
Property and equipment, net	871,000	833,000
Trademarks and other intangibles, net	112,323,000	97,679,000
Goodwill	12,371,000	12,371,000
Restricted cash	1,109,000	-
Other assets	343,000	271,000
Long-term assets held for disposition from discontinued retail operations	-	123,000
Total non-current other assets	126,146,000	110,444,000
Total Assets	$152,126,000	$124,484,000

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$3,312,000	$3,529,000
Deferred revenue	597,000	256,000
Installment obligations in connection with the acquisition of the Ripka Brand	-	2,190,000
Current portion of long-term debt	8,918,000	5,650,000
Current portion of long-term debt, contingent obligations	250,000	5,766,000
Current liabilities held for disposition from discontinued retail operations	60,000	218,000
Total current liabilities	13,137,000	17,609,000
Long-Term Liabilities:
Long-term debt, less current portion	31,860,000	39,024,000
Deferred tax liabilities, net	6,749,000	7,449,000
Other long-term liabilities	297,000	178,000
Total long-term liabilities	38,906,000	46,651,000
Total Liabilities	52,043,000	64,260,000

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 35,000,000 shares authorized at December 31, 2015 and December 31, 2014 and 18,434,634 and 14,011,896 issued and outstanding at December 31, 2015 and December 31, 2014, respectively	18,000	14,000
Paid-in capital	93,999,000	56,718,000
Retained earnings	6,066,000	3,492,000
Total Stockholders' Equity	100,083,000	60,224,000

Total Liabilities and Stockholders' Equity	$152,126,000	$124,484,000

See Notes to Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended December 31,
	2015	2014
Revenues
Net licensing revenue	$27,405,000	$20,580,000
Net e-commerce sales	316,000	127,000
Total revenues	27,721,000	20,707,000
Cost of goods sold	267,000	73,000
Gross profit	27,454,000	20,634,000

Operating expenses
Salaries, benefits and employment taxes	12,240,000	9,523,000
Other design and marketing costs	2,375,000	1,084,000
Other selling, general and administrative expenses	3,643,000	3,106,000
Stock-based compensation	4,640,000	5,151,000
Depreciation and amortization	1,379,000	935,000
Total operating expenses	24,277,000	19,799,000

Other expenses (income)
Gain on reduction of contingent obligation	(3,000,000)	(600,000)
Loss on extinguishment of debt	1,371,000	-
Total other income, net	(1,629,000)	(600,000)

Operating income	4,806,000	1,435,000

Interest and finance expense
Interest expense - term debt	1,220,000	834,000
Other interest and finance charges	584,000	654,000
Total interest and finance expense	1,804,000	1,488,000

Income (loss) from continuing operations before income taxes	3,002,000	(53,000)

Income tax provision (benefit)	156,000	(97,000)

Income from continuing operations	2,846,000	44,000

Loss from discontinued operations, net	(272,000)	(1,076,000)

Net income (loss)	$2,574,000	$(1,032,000)

Basic net income (loss) per share:
Continuing operations	$0.18	$0.00
Discontinued operations, net	(0.02)	(0.09)
Net income (loss)	$0.16	$(0.09)

Diluted net income (loss) per share:
Continuing operations	$0.17	$0.00
Discontinued operations, net	(0.02)	(0.08)
Net income (loss)	$0.15	$(0.08)

Basic weighted average common shares outstanding	16,151,163	11,698,880
Diluted weighted average common shares outstanding	17,223,240	12,816,674

See Notes to Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Common Stock		Paid-in	Retained
	Share	Amount	Capital	Earnings	Total

Balances as of January 1, 2014	10,005,509	$10,000	$30,843,000	$4,524,000	$35,377,000

Shares issued to employees and directors in connection with restricted stock grants, net of forfeitures	1,468,350	1,000	-	-	1,000

Issuance of common stock in connection with asset acquisitions of Ripka Brand and H Halston Brands	1,571,429	2,000	11,284,000	-	11,286,000

Issuance of common stock through private offering, net of $486,000 of direct costs	1,086,667	1,000	9,293,000	-	9,294,000

Warrants issued in connection with asset acquisition	-	-	611,000	-	611,000

Compensation expense in connection with stock options, warrants, and restricted stock	-	-	5,151,000	-	5,151,000

Tax benefit from vested stock grants and exercised options	-	-	508,000	-	508,000

Shares repurchased on vesting of restricted stock	(130,725)	-	(978,000)	-	(978,000)

Shares issued on exercise of stock options	10,666	-	6,000	-	6,000

Net loss for the year ended December 31, 2014	-	-	-	(1,032,000)	(1,032,000)

Balances as of December 31, 2014	14,011,896	$14,000	$56,718,000	$3,492,000	$60,224,000

Shares issued to employees in connection with restricted stock grants, net of forfeitures	587,505	-	-	-	-

Compensation expense in connection with stock options and restricted stock	-	-	4,640,000	-	4,640,000

Issuance of common stock in connection with the extinguishment of Ripka Seller Notes	600,001	1,000	5,399,000	-	5,400,000

Issuance of common stock through public offering, net of $2,011,000 of direct costs	2,013,128	2,000	16,105,000	-	16,107,000

Issuance of common stock in connection with asset acquisition of C Wonder Brand	1,000,000	1,000	8,999,000	-	9,000,000

Issuance of common stock as payment for a portion of the QVC Earn-Out	290,473	-	2,515,000	-	2,515,000

Shares issued on exercise of stock options, net	19,456	-	65,000	-	65,000

Shares repurchased including vested restricted stock in exchange for withholding taxes	(87,825)	-	(748,000)		(748,000)

Tax benefit from vested stock grants and exercised options	-	-	306,000	-	306,000

Net income for the year ended December 31, 2015	-	-	-	2,574,000	2,574,000

Balances as of December 31, 2015	18,434,634	$18,000	$93,999,000	$6,066,000	$100,083,000

See Notes to Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2015	2014

Cash flows provided by operating activities
Net income (loss)	$2,574,000	$(1,032,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations, net	272,000	1,076,000
Depreciation and amortization expense	1,379,000	935,000
Amortization of deferred finance costs	141,000	80,000
Stock-based compensation	4,640,000	5,151,000
Allowance for doubtful accounts	(21,000)	2,000
Amortization of note discount	406,000	575,000
Deferred income tax benefit	(394,000)	(1,031,000)
Tax benefit from vested stock grants and exercised options	(306,000)	(508,000)
Gain on reduction of contingent obligation	(3,000,000)	(600,000)
Loss on extinguishment of debt	1,371,000	-
Changes in operating assets and liabilities:
Accounts receivable	(3,931,000)	(103,000)
Prepaid expenses and other assets	(187,000)	(46,000)
Accounts payable,accrued expenses and other current liabilities	(217,000)	2,342,000
Deferred revenue	341,000	(235,000)
Other liabilities	119,000	-
Net cash provided by operating activities from continuing operations	3,187,000	6,606,000
Net cash provided by (used in) operating activities from discontinued operations, net	108,000	(739,000)
Net cash provided by operating activities	3,295,000	5,867,000

Cash flows used in investing activities
Cash consideration for asset acquisition of the Ripka Brand	-	(12,365,000)
Cash consideration for asset acquisition of the H Halston Brand	(14,000)	(18,513,000)
Cash consideration for asset acquisition of the C Wonder Brand	(3,587,000)	-
Purchase of property and equipment	(530,000)	(246,000)
Restricted cash for security deposit	(1,109,000)	-
Net cash used in investing activities from continuing operations	(5,240,000)	(31,124,000)
Net cash used in investing activities from discontinued operations, net	-	(433,000)
Net cash used in investing activities	(5,240,000)	(31,557,000)

Cash flows provided by financing activities
Proceeds from issuance of Common Stock, net of direct costs	16,107,000	9,294,000
Proceeds from exercise of stock options	65,000	6,000
Tax benefit from vested stock grants and exercised options	306,000	508,000
Shares repurchased including vested restricted stock in exchange for withholding taxes	(748,000)	(978,000)
Proceeds from term debt related to the Ripka Brand	-	9,000,000
Proceeds from term debt related to the H Brand	-	10,000,000
Payment of contingent obligation	-	(315,000)
Payment of deferred finance costs	(10,000)	(505,000)
Payment of long-term debt	(3,256,000)	(250,000)
Payment of installment obligations related to the acquisition of the Ripka Brand	(2,190,000)	-
Net cash provided by financing activities	10,274,000	26,760,000

Net increase in cash and cash equivalents	8,329,000	1,070,000

Cash and cash equivalents, beginning of year	8,531,000	7,461,000

Cash and cash equivalents, end of year	$16,860,000	$8,531,000

See Notes to Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	For the Year Ended December 31,
	2015	2014

Supplemental disclosure of non-cash activities:
Issuance of common stock in connection with C Wonder Brand acquisition	$9,000,000	$-
Contingent obligation related to acquisition of the C Wonder Brand	$2,850,000	$-
Issuance of common stock as payment for a portion of the Ripka Seller Notes	$5,400,000	$-
Issuance of common stock as payment for a portion of the QVC Earn-Out	$2,515,000	$-
Issuance of Notes payable as partial consideration in the acquisition of the Ripka Brand (net of debt discount - see Note 5)	$-	$4,165,000
Issuance of common stock in connection with Ripka Brand acquisition	$-	$2,286,000
Issuance of common stock and warrants in connection with H Brand acquisition	$-	$9,611,000
Installment obligations related to acquisition of the Ripka Brand	$-	$2,190,000
Contingent obligations related to acquisition of the Ripka Brand	$-	$3,784,000

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$453,000	$109,000
Cash paid during the year for interest	$1,157,000	$653,000

See Notes to Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Operations, Background, and Basis of Presentation

Xcel Brands, Inc. (“Xcel” and, together with its subsidiaries, the “Company”) is a brand development and media company engaged in the design, production, licensing, marketing and direct to consumer sales of branded apparel, footwear, accessories, jewelry, home goods, and other consumer products, and the acquisition of dynamic consumer lifestyle brands, including the Isaac Mizrahi brand (the "Isaac Mizrahi Brand"), the Judith Ripka brand (the “Ripka Brand”), the H by Halston and H Halston brands (collectively, the “H Halston Brands”), the C Wonder brand acquired on July 31, 2015 (the “C Wonder Brand”), and certain rights of the Liz Claiborne New York brand (“LCNY Brand”) through July 31, 2016. Going forward, our focus shall be on our wholly owned brands.

The Company licenses its brands to third parties, provides certain design, production, and marketing services, and generates royalty design and service fee revenues through licensing and other agreements with manufacturers and retailers. This includes licensing its own brands for promotion and distribution through an omni-channel retail sales strategy, which includes distribution through direct-response television, the internet, and traditional brick-and-mortar retail channels. Management believes that this strategy distinguishes the Company from other brand management companies that rely primarily on their licensees for design and distribution, and enables the Company to leverage the media reach of its direct-response television partners, including through television and social media, to drive sales of products under our brands across distribution channels.

From June 2013 through December 2014, the Company operated its retail business through its wholly owned subsidiary, IMNY Retail Management, LLC (“Retail Management”). Retail Management launched an e-commerce platform under the Company’s Isaac Mizrahi Brand in May 2014. With the Ripka Brand acquisition, the Company also acquired the rights to the Ripka e-commerce site. The Company opened its first retail store in June 2013 in Southampton, New York (the “Southampton Store”) and opened its second retail store in Atlanta, GA (the “Georgia Store”) in March 2014. In December 2014, the Company decided to discontinue its retail stores. The Company will continue to operate e-commerce as a component of the Company’s licensing business. Accordingly, the Company’s retail operations are treated as discontinued operations and presented as such in the consolidated financial statements (see Note 13).

Certain prior period amounts have been reclassified to conform to current period presentation; see Recent Accounting Pronouncements in Note 2 below.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Xcel and its wholly owned subsidiaries as of and for the years ended December 31, 2015 (the “Current Year”) and December 31, 2014 (the “Prior Year”). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with the accounting rules under Regulation S-X, as promulgated by the Securities and Exchange Commission (the “SEC”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Discontinued Operations

The Company accounted for its decision to close down its retail operations as discontinued operations in accordance with the guidance provided in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, “Accounting for Impairment or Disposal of Long-Lived Assets,” and ASC Topic 205, “Presentation of Financial Statements,” which require that only a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity’s operations and financial results shall be reported in the financial statements as discontinued operations. In the period a discontinued operation is classified as held for sale, the results of operations for the periods presented are reclassified into separate line items in the statements of operations. Assets and liabilities are also reclassified into separate line items on the related balance sheets for the periods presented. The statements of cash flows for the periods presented are also reclassified to reflect the results of discontinued operations as separate line items.

Xcel Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are reported net of the allowance for doubtful accounts. Allowance for doubtful accounts is based on the Company’s ongoing discussions with its licensees and its evaluation of each licensee’s payment history and account aging. As of December 31, 2015 and 2014, the Company had $7,594,000 and $3,641,000 of accounts receivable, net of allowances for doubtful accounts of $20,000 and $41,000, respectively. The accounts receivable balance includes $1,531,000 and $110,000 of earned revenue that has been accrued but not billed as of December 31, 2015 and 2014, respectively.

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

Trademarks, Goodwill and Other Intangible Assets

The Company follows FASB ASC Topic 350, “Intangibles - Goodwill and Other.” Under this standard, goodwill and indefinite lived intangible assets are not amortized, but are required to be assessed for impairment at least annually and when events occur or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.

The Company annually has the option to first assess qualitatively whether it is more likely than not that there is an impairment. Should the results of this assessment result in either an ambiguous or unfavorable conclusion, the Company will perform additional quantitative testing. Quantitative testing is performed using a two-step approach. The first step compares estimated fair value with carrying value. If the estimated fair value exceeds the carrying value, then goodwill is considered not impaired. If the carrying value exceeds the estimated fair value, then a second step is performed to determine the implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, then an impairment charge equal to the difference is recorded. This requires the Company’s management to make certain assumptions and estimates regarding certain industry trends and future revenues of the Company.

The Company performed its annual qualitative analysis of goodwill and performed a qualitative analysis of intangible assets at December 31, 2015, and determined that these assets were not impaired.

The Company’s definite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. An impairment loss is recognized if the carrying amount of a definite lived intangible asset is not recoverable and its carrying amount exceeds its fair value. No such impairments were indicated or recorded for the years ended December 31, 2015 and 2014.

The Company’s definite lived intangible assets are amortized over their estimated useful lives of four (4) to fifteen (15) years.

Deferred Finance Costs

The Company incurred costs (primarily professional fees and lender underwriting fees) in connection with borrowings under the senior secured term loans. These costs have been deferred on the balance sheet as a reduction to the carrying value of the associated borrowings, and are amortized as interest expense using the straight-line method over the term of the related debt, which does not differ materially from the effective interest method.

Contingent Obligations

Management analyzes and quantifies the expected contingent obligations (expected earn-out payments) over the applicable pay-out period. Management assesses no less frequently than each reporting period the status of contingent obligations and any expected changes in the fair market value of such contingent obligations. Any change in the expected obligation will result in expense or income recognized in the period in which it is determined that the fair value has changed. Contingent obligations have been reduced by $3.0 million and $0.6 million during the Current Year and Prior Year, respectively, and have been recorded as gains on the reduction of contingent obligations and included in operating income in the Company’s consolidated statements of operations. Additionally, when accounting for asset acquisitions, if any contingent obligations exist, such obligations are recognized and recorded as the positive difference between the fair value of the assets acquired and the consideration paid for the acquired assets. See Note 8, Debt for additional information related to contingent obligations.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation - Stock Compensation,” by recognizing the fair value of stock-based compensation as an operating expense over the service period of the award or term of the corresponding contract, as applicable. Stock option awards are valued using a Black-Scholes option pricing model, which requires the input of subjective assumptions including expected stock price volatility and the estimated life of each award. In addition, the calculation of periodic compensation cost requires that the Company estimate the number of awards that will be forfeited during the vesting period. Restricted stock awards are valued using the fair value of our stock at the date of grant.

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

The Company applies the FASB guidance on accounting for uncertainty in income taxes. The guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with other authoritative U.S. GAAP and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also addresses derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has no unrecognized tax benefits as of December 31, 2015 and 2014. Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities, the carrying amounts approximate fair value due to the short-term maturities of these instruments.  The carrying value of the Company’s IM Term Loan (as defined in Note 8) approximates fair value because the fixed interest rate approximates current market rate and in the instances it does not, the impact on the time value is not material. When debt interest rates are below market rates, the Company considers the discounted value of the difference of actual interest rates and its internal borrowing against the scheduled debt payments. The carrying values of the Company’s JR Term Loan and H Term Loan (as defined in Note 8) approximate fair value because the variable interest rates approximate current market rates.

Xcel Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fair Value

ASC 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), defines fair value, establishes a framework for measuring fair value under U.S. GAAP and provides for expanded disclosure about fair value measurements. ASC 820-10 applies to all other accounting pronouncements that require or permit fair value measurements. The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of the Company’s assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The Company had contingent obligations that were required to be measured at fair value on a recurring basis. The Company’s contingent obligations were measured using inputs from Level 3 of the fair value hierarchy, which states:

Level 3 - unobservable inputs that reflect management’s assumptions that market participants would use in pricing assets or liabilities based on the best information available. The Company’s earn-out obligation (see Note 8) was based upon certain projected net royalty revenues as defined in the terms and conditions of the acquisition of the Isaac Mizrahi Brand. As of September 30, 2015 net royalty revenue associated with Isaac Mizrahi Brand earn-out obligation was determinable, and adjusted accordingly. The $250,000 balance at December 31, 2015 was satisfied in February 2016.

The following table reflects the change in fair value of the Company’s earn-out obligation associated with the Isaac Mizrahi Brand for the years ended December 31, 2015 and 2014:

	December 31,
	2015	2014
Balance at beginning of year	$5,766,000	$6,366,000
Gain on reduction of contingent obligation	(3,000,000)	(600,000)
Payment of contingent obligation	(2,516,000)	-
Balance at end of year	$250,000	$5,766,000

In addition to the Company’s contingent obligations measured at fair value on a recurring basis under ASC 820-10, we also recognized a contingent obligation in connection with the acquisition of Judith Ripka Trademarks in the Prior Year. ASC 805-50-30 requires that, when accounting for asset acquisitions, when the fair value of the assets acquired is greater than the consideration paid, any contingent obligations shall be recognized and recorded as the positive difference between the fair value of the assets acquired and the consideration paid for the acquired assets. In addition, we also recognized a contingent obligation in connection with our acquisition of the C Wonder Trademarks. ASC 805-50-30 requires that when the fair value of the assets acquired are equal to the consideration paid, any contingent obligations shall be recognized based upon the Company's best estimate of the amount that will be paid to settle the liability. See Notes 3, 5 and 8.

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

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income from continuing operations, loss on discontinued operations and net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options and warrants using the treasury stock method. The difference between basic and diluted weighted-average common shares results from the assumption that all dilutive stock options, warrants, and restricted stock outstanding were exercised into Common Stock if the effect is not anti-dilutive.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, and supersedes the current revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The core principle of ASU 2014-09 is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, will require greater use of judgment and estimates than under the current guidance. In August 2015, the FASB delayed the effective date of this standard by one year, such that the guidance is now effective for fiscal years beginning after December 15, 2017 and interim periods therein. Early adoption is permitted as of the original effective date, December 15, 2016. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements and disclosures.

Xcel Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest” (ASU 2015-03). ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts or premiums. The Company early adopted the provisions of ASU 2015-03 during the fourth quarter of 2015 on a retrospective basis, and the adoption did not have a material impact on the Company’s consolidated financial statements. As a result of the adoption of ASU 2015-03, $624,000 of deferred finance costs were reclassified within the December 31, 2014 consolidated balance sheet.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” (ASU 2015-17). ASU 2015-17 removes the reporting requirement to classify deferred income taxes between current and non-current on the balance sheet. Instead, the new accounting guidance in ASU 2015-17 will require that all deferred income taxes are reported and classified as non-current. The Company early adopted the provisions of ASU 2015-07 during the fourth quarter of 2015 on a retrospective basis, and the adoption did not have a material impact on the Company’s consolidated financial statements. As a result of the adoption of ASU 2015-17, $633,000 of deferred tax assets were reclassified within the December 31, 2014 consolidated balance sheet.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (ASU 2016-02). The core principle of ASU 2016-02 is that an entity should recognize on its balance sheet assets and liabilities arising from a lease. In accordance with that principle, ASU 2016-02 requires that a lessee recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying leased asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on the lease classification as a finance or operating lease. This new accounting guidance is effective for public companies for fiscal years beginning after December 15, 2018 (i.e., calendar years beginning on January 1, 2019), including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements.

3.	Acquisition of C Wonder Trademarks

On July 31, 2015, the Company and its wholly owned subsidiary, C Wonder Licensing, completed the acquisition of certain assets of Burch Acquisition, LLC (the “CW Seller”), including the “C Wonder” trademark and other intellectual property relating thereto, pursuant to an asset purchase agreement (the “CW Purchase Agreement”) dated as of July 16, 2015 with the CW Seller and, solely with respect to certain non-compete and confidentiality provisions of the CW Purchase Agreement, J. Christopher Burch.

In accordance with the CW Purchase Agreement, the Company delivered (i) $2,500,000 in cash and 500,000 shares of common stock of the Company to the CW Seller (the “Closing Consideration”) and (ii) $500,000 in cash and 500,000 shares of common stock of the Company into escrow for purposes of future indemnification obligations of the CW Seller (the “Escrow Consideration”). In addition to the foregoing consideration, Burch LLC will be eligible to earn additional cash (or, at our discretion, shares of our common stock), payable, if at all, after June 30, 2019 based on the royalties related directly to the C Wonder Brand. The value of this additional consideration, or earn-out, will be calculated as the positive amount, if any, of (i) two times (A) the maximum net royalties from license agreements as calculated for any single 12 month period commencing on July 1 and ending on June 30 between the C Wonder closing and June 30, 2019, less (B) $4.0 million, plus (ii) two times the maximum royalty determined based on a percentage of the retail and wholesale sales of C Wonder branded products by Xcel as calculated for any single 12 month period commencing on July 1 and ending on June 30 between the C Wonder closing and June 30, 2019.

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

The C Wonder Brand acquisition was accounted for as an asset purchase. The aggregate purchase price has been allocated to the following assets based on the fair value of the assets on the date of acquisition:

Allocated to:
Trademarks	$15,437,000
Total acquisition price	$15,437,000

Trademarks have been determined by management to have an estimated useful life of 15 years and accordingly, amortization expense of $429,000 has been recorded in the Company’s consolidated statements of operations for the Current Year.

Xcel Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following represents the aggregate purchase price of $15.4 million, including legal and other fees of $0.59 million:

Cash paid	$3,000,000
Fair value of Common Stock issued (1,000,000 shares)	9,000,000
C Wonder Earn-Out obligation (at fair value, see Note 8)	2,850,000
Direct transaction expenses	587,000
Total consideration	$15,437,000

4. Acquisition of H Halston Trademarks

On December 22, 2014, the Company and its wholly owned subsidiary, H Licensing, entered into an asset purchase agreement (the "H Asset Purchase Agreement") with The H Company IP, LLC (“HIP”), and its parent, House of Halston LLC (“HOH”), pursuant to which the Company acquired certain assets of HIP, including the “H by Halston” and “H Halston” trademarks (collectively, the “H Halston Brands”) and other intellectual property rights relating thereto. Benjamin Malka, a director of the Company, is a 24% equity holder of HOH, and Chief Executive Officer of HOH.

Pursuant to the H Asset Purchase Agreement, the Company delivered (i) $18,023,090 in cash; (ii) 1,000,000 shares of its Common Stock to HIP and (iii) warrants to purchase up to 750,000 shares of the Company’s Common Stock to HIP’s designee. The warrants are exercisable for a period of five years following the closing date at an exercise price of $12.00 per share (see Note 9).

Pursuant to voting agreements entered into on December 22, 2014 (the “Voting Agreement”), each of HIP and HIP’s Designee appointed Robert W. D’Loren, the Company’s Chief Executive Officer, President and Chairman of the Board, as its irrevocable proxy and attorney-in-fact with respect to the shares of the Company’s Common Stock and warrants received by it in connection with the transaction, respectively. As proxy holder, Mr. D’Loren is required to vote in favor of matters recommended or approved by the board of directors.

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

Concurrent with the acquisition of the H Halston Brands, the Company entered into (i) a license agreement with QVC that provides for a royalty to be paid to the Company by QVC based on net sales of products under the H Halston Brands (the “QVC Halston Agreement”), and (ii) a license with HIP (the “Trademark License Agreement”) that will sub-license, manufacture, distribute, promote, advertise and sell products bearing the H Halston trademark and any related services thereto in all channels of distribution, excluding direct-response television and its related e-commerce and digital distribution, and excluding certain mass retailers. The license with HIP provides for minimum royalties payable to the Company. The initial term of the Trademark License Agreement expires on December 31, 2019, unless sooner terminated or renewed. After the initial term, HIP shall be entitled to renew the Trademark License Agreement on three occasions, each for five (5) year terms, as long as HIP is in compliance with all terms and conditions of the agreement. HIP may terminate the agreement prior to the expiration of the initial term without penalties, fees or payment of future royalties upon 90 day notice prior to the second anniversary of the closing. HIP shall pay royalties to H Licensing during the term, with a minimum guaranteed royalty of $600,000 per year during the initial term for 2016 through 2024 and $1,200,000 for any year thereafter. In the event HIP exercises the early termination right, H Licensing shall pay HIP a participation fee for each of the three following years in an amount not to exceed $4,000,000 ($5,000,000 if H Licensing distributes, or otherwise enters into any agreements for the distribution of products bearing the H Halston trademark in China). The participation fee, if any, may be paid in cash or shares of our common stock based on the greater of $8.00 and the value weighted average price of the common stock for the five business days preceding payment.

As more fully described in Note 8, concurrent with the acquisition of the H Halston Brands, H Licensing entered into a $10 million, five year term loan with the Company’s senior lender, Bank Hapoalim B.M. (“BHI”), and amended the existing IM Term Loan (as defined in Note 8) and JR Term Loan (as defined in Note 8).

The H Halston Brands acquisition was accounted for as an asset purchase. The aggregate purchase price has been allocated to the following assets based on the fair value of the assets on the date of acquisition:

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

The following represents the aggregate purchase price of $28.1 million, including legal and other fees of $0.49 million:

Cash paid	$18,023,000
Fair value of Common Stock issued (1,000,000 shares)	9,000,000
Fair value of warrants to purchase 750,000 shares of Common Stock (see Note 9)	611,000
Direct transaction expenses	490,000
Total consideration	$28,124,000

5. Acquisition of Judith Ripka Trademarks

On April 3, 2014, JR Licensing entered into an asset purchase agreement dated April 1, 2014 (the “JR Purchase Agreement”) with Judith Ripka Berk (“Ms. Ripka”), an individual, and certain companies owned by Ms. Ripka including Judith Ripka Creations (collectively “Ripka”), pursuant to which JR Licensing purchased from Ripka, the Ripka Brand, including the Judith Ripka and Judith Ripka Sterling trademarks and other intellectual property rights. On April 3, 2014, the closing date of the acquisition, the Company paid Ripka $12.0 million in cash, issued promissory notes in the aggregate principal amount of $6.0 million (the “Ripka Seller Notes”) (see Note 8) and issued 571,429 shares of the Company’s Common Stock. The Company was also obligated to pay to Ripka $1.0 million (the “First Installment”) and $1.2 million (the “Second Installment”) in cash or shares of the Company’s Common Stock on October 1, 2014 and April 1, 2015, respectively, subject to approval by BHI. The First Installment payment was amended to $0.9 million and the date was extended to and paid on February 23, 2015. The extension did not result in any penalty or cost to the Company. The Second Installment was amended to $1.3 million. In addition, the Company agreed to pay Ripka additional contingent consideration of up to $5 million in the aggregate, payable in cash or shares of the Company’s Common Stock (see Note 8).

Concurrent with the acquisition of the Ripka Brand, the Company entered into (i) a license agreement with QVC that provides for a royalty to be paid to the Company by QVC based on net sales of products under the Ripka Brand (the “QVC Ripka Agreement”), and (ii) a license with an affiliate of Ripka that will design, source, market, and promote products under the Ripka Brand to wholesale accounts through an e-commerce site, which the Company will operate, and through Ripka owned retail stores (the “Wholesale Business”). The license with the Ripka affiliate provides for a royalty payable to the Company based on its wholesale sale of products under the Ripka Brand. The Company issued to QVC a warrant (the “QVC Warrant”) to purchase a number of shares of the Company’s Common Stock equal to (i) 4.75% of the number of shares of the Company’s Common Stock issued and outstanding on the date the QVC Warrant becomes exercisable less (ii) 571,429 shares of the Company’s Common Stock (subject to adjustment in the event of a stock split, combination, or stock dividend). The QVC Warrant is exercisable at a price of $.001 per share and becomes exercisable only upon Ms. Ripka becoming obligated to make a specified payment to QVC under the QVC Ripka Agreement and remains exercisable until such obligation is satisfied in full. Management has determined that the probability of the warrants becoming exercisable is highly unlikely and, therefore, no value was assigned to them as of December 31, 2015.

Concurrent with the acquisition of the Ripka Brand, JR Licensing entered into a $9 million, five year term loan with BHI and amended the then existing IM Term Loan, as more fully described in Note 8.

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

Ms. Ripka is also eligible to receive an annual cash bonus for each calendar year during the term of her employment (or any partial fiscal year during the term) equal to 10% of the direct-response television royalty income for the Ripka Brand products during such calendar year in excess of $6 million. Ms. Ripka earned a cash bonus of $4,000 and $16,000 for the years ended December 31, 2015 and 2014, respectively.

The Ripka Brand acquisition was accounted for as an asset purchase. The aggregate purchase price was allocated to the following assets based on the fair value of the assets on the date of acquisition:

Xcel Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The following represents the aggregate purchase price of $24.8 million, including legal and other fees of $0.39 million:

Cash paid	$11,975,000
Installment payment due February 23, 2015	1,000,000
Installment payment due April 1, 2015	1,190,000
Ripka Seller Notes (at fair value, see Note 8)	4,165,000
Fair value of Common Stock issued (571,429 shares)	2,286,000
Ripka Earn-Out obligation (at fair value, see Note 8)	3,784,000
Direct transaction expenses	390,000
Total consideration	$24,790,000

6. Trademarks, Goodwill and Other Intangibles

Trademarks, and other intangibles, net consist of the following:

	December 31,
	2015	2014
Trademarks	$112,113,000	$96,662,000
Licensing agreements	2,000,000	2,000,000
Non-compete agreement	562,000	562,000
Copyrights and other intellectual property	190,000	190,000
Accumulated amortization, trademarks, licensing and non-compete agreements	(2,542,000)	(1,735,000)
Net carrying amount	$112,323,000	$97,679,000

The following table presents amortization expense over the remaining useful lives of the definite lived intangible assets:

Year Ending December 31,	Amortization Expense
2016	$1,128,000
2017	1,128,000
2018	1,128,000
2019	1,128,000
2020	1,128,000
Thereafter	10,007,000
Total	$15,647,000

Amortization expense for intangible assets for the years ended December 31, 2015 and 2014 was $807,000 and $543,000, respectively. The trademarks of the Isaac Mizrahi Brand, the Ripka Brand and the H Halston Brands have been determined to have indefinite useful lives and, accordingly, consistent with ASC Topic 350, no amortization has been recorded in the Company’s consolidated statements of operations related to those intangible assets.

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

Xcel Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7.  Significant Contracts

QVC Agreements

Through its wholly owned subsidiaries, the Company has entered into direct-to-retail license agreements with QVC, pursuant to which the Company designs, and QVC sources and sells, various products under the IsaacMizrahiLIVE brand, the Judith Ripka brands, the H by Halston brand, and the C Wonder brand. These agreements include, respectively, the IM QVC Agreement, the Ripka QVC Agreement, the H QVC Agreement, and the C Wonder QVC Agreement (collectively, the “QVC Agreements”). QVC owns the rights to all designs produced under the QVC Agreements, and the QVC Agreements include the sale of products across various categories through QVC’s television media and related internet sites.

Pursuant to the agreements, the Company has granted to QVC and its affiliates the exclusive, worldwide right to promote the Company’s branded products, and the right to use and publish the related trademarks, service marks, copyrights, designs, logos, and other intellectual property rights owned, used, licensed and/or developed by us, for varying terms as set forth below. The Agreements include automatic renewal periods as detailed below unless terminated by either party.

Agreement	Current Term Expiry	Automatic Renewal	Xcel Commenced Brand with QVC	QVC Product Launch
IM QVC Agreement	September 30, 2020	one year period	September 2011	2010
Ripka QVC Agreement	March 31, 2019	one year period	April 2014	1999
H QVC Agreement	December 31, 2019	three year period	January 2015	September 2015
C Wonder QVC Agreement	January 1, 2021	three year period	August 2015	March 2016

In connection with the forgoing and during the same periods, QVC and its subsidiaries have the exclusive, worldwide right to use the names, likenesses, images, voices, and performances of the Company’s spokespersons to promote the respective products. Under the IM QVC Agreement, IM Brands has also granted to QVC and its affiliates, during the same period, exclusive, worldwide rights to promote third party vendor co-branded products that, in addition to bearing and being marketed in connection with the trademarks and logos of such third party vendors, also bear or are marketed in connection with the IsaacMizrahiLIVE trademark and related logo.

Under the QVC Agreements, QVC is obligated to make royalty payments to the Company on a quarterly basis, based upon the net retail sales of the specified respective branded products. Net retail sales are defined as the aggregate amount of all revenue generated through the sale of the specified respective branded products by QVC and its subsidiaries under the QVC Agreements, excluding freight, shipping and handling charges, customer returns, and sales, use or other taxes.

Also under the QVC Agreements, the Company will pay a royalty participation fee to QVC on revenue earned from the sale, license, consignment, or any other form of distribution of any products, bearing, marketed in connection with or otherwise associated with the specified respective trademarks and brands.

Under the Company’s QVC Agreements, QVC is required to pay the Company fees based primarily on a percentage of its net sales of Isaac Mizrahi, Ripka, H Halston, and C Wonder branded merchandise. QVC royalty revenue represents a significant portion of the Company’s total revenues. In addition, QVC pays the company design fees related to the LCNY brand. Pursuant to an agreement with Kate Spade Company (“KSC”), formerly Fifth & Pacific Companies, Inc. and formerly Liz Claiborne, Inc. (the “LCNY Agreement”), we provide certain design services related to the LCNY brand, which is sold exclusively through QVC.

Revenues from QVC, including fees related to LCNY brand, totaled $22.21 million and $16.43 million for the Current Year and Prior Year, respectively, representing 80% and 79% of the Company’s total revenues, respectively. As of December 31, 2015 and 2014, the Company had receivables from QVC of $6.40 million and $2.36 million, representing 84% and 65% of the Company’s receivables, respectively. The December 31, 2015 QVC receivables include $1.18 million of earned revenue that had been accrued but not billed as of December 31, 2015. The QVC receivables at December 31, 2014 had no earned revenue that was not billed.

8.  Debt

The Company’s net carrying amount of debt is comprised of the following:

	December 31,
	2015	2014
IM Term Loan (i)	$11,375,000	$12,750,000
JR Term Loan (i)	7,875,000	9,000,000
H Term Loan (i)	10,000,000	10,000,000
Net unamortized deferred finance costs related to term loans (ii)	(493,000)	(624,000)
IM Seller Note	4,918,000	5,366,000
Ripka Seller Notes	469,000	4,398,000
Contingent obligation - IM Seller	250,000	5,766,000
Contingent obligation - JR Seller	3,784,000	3,784,000
Contingent obligation - CW Seller	2,850,000	-
Total	41,028,000	50,440,000
Current portion (iii), (iv)	9,168,000	11,416,000
Long-term debt	$31,860,000	$39,024,000

Xcel Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(i)	Term loans outstanding as of December 31, 2015 were refinanced in February 2016, as described below.
(ii)	See Note 2, Summary of Significant Accounting Policies, Recent Accounting Pronouncements.
(iii)	$4.918 million of the current portion of long-term debt as of December 31, 2015 consists of the IM Seller Note, described below, which is payable in common stock or cash, at the Company’s option.
(iv)	The current portion of long-term debt presented on the consolidated balance sheet at December 31, 2015 includes $4.000 million related to term loan debt, reflecting scheduled January 2016 principal payments of $1.375 million under the term loans which existed as of December 31, 2015, plus $2.625 million of 2016 principal payments due under the refinanced term loan debt (the Xcel Term Loan, as defined below).

Term Loans

On August 1, 2013, IM Brands, LLC (“IM Brands”) entered into a $13 million five year term loan with BHI (as amended, the “IM Term Loan”). The IM Term Loan is secured by all of the assets of IM Brands and the Company’s membership interest in IM Brands and bears interest at an annual fixed rate of 4.44%, payable quarterly in arrears each calendar quarter.

On April 3, 2014, JR Licensing, LLC (“JR Licensing”) entered into a $9 million five year term loan with BHI (as amended, the “JR Term Loan”). The JR Term Loan is secured by all of the assets of JR Licensing and a guarantee from the Company secured by a pledge of the Company’s membership interest in JR Licensing and by a guarantee from IM Brands, secured by a pledge of all of IM Brands’ assets. The JR Term Loan bears interest at an annual variable rate of either LIBOR plus 3.5% or Prime plus 0.50%, at JR Licensing’s option, payable, if the JR Term Loan is bearing interest based on LIBOR, on the last business day of the applicable interest period and, if the JR Term Loan is bearing interest based on Prime, quarterly in arrears on the first day of each calendar quarter.

On December 22, 2014, H Licensing, LLC (“H Licensing”) entered into a $10 million, five year term loan with BHI (“H Term Loan”). The H Term Loan is secured by (i) all of the assets of H Licensing, (ii) a guarantee by the Company, secured by a pledge of the Company’s membership interest in H Licensing, (iii) a guarantee from IM Brands, secured by a pledge of all of the assets of IM Brands, and (iv) a guarantee from JR Licensing, secured by a pledge of all of the assets of JR Licensing. The H Term Loan bears interest at an annual rate, as elected by H Licensing, of LIBOR plus 3.50% or Prime rate plus 0.50%. Interest on the H Term Loan accruing at a rate based on LIBOR is payable on the last business day of the applicable interest period, and interest on the H Term Loan accruing at a rate based on the Prime rate is payable quarterly in arrears on the first day of each calendar quarter.

The Company is required to maintain minimum fixed charge ratio and liquidity covenants and other non-monetary covenants, including reporting requirements and trademark preservation, in accordance with the terms and conditions of the IM Term Loan, the JR Term Loan, and the H Term Loan. As of December 31, 2015, the Company was in full compliance with all such covenants.

Scheduled quarterly principal payments of $625,000, $375,000, and $375,000 under the IM Term Loan, JR Term Loan, and H Term Loan, respectively, were paid in January 2016.

On February 26, 2016, Xcel and its wholly owned subsidiaries, IM Brands, JR Licensing, H Licensing, C Wonder Licensing, LLC, Xcel Design Group, LLC, IMNY Retail Management, LLC, and IMNY E-Store, USA, LLC (each a “Guarantor” and collectively, the “Guarantors”), as Guarantors, entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with BHI, as agent (the “Agent”), and the financial institutions party thereto as lenders (the “Lenders”). The Loan Agreement amended and restated the IM Term Loan, the JR Term Loan, and the H Term Loan. Pursuant to the Loan Agreement, Xcel assumed the obligations of each of IM Brands, JR Licensing, and H Licensing under the applicable Existing Line Letters in the aggregate principal amount of $27,875,000 (the “Xcel Term Loan”).

The Xcel Term Loan matures on January 1, 2021. Principal on the Xcel Term Loan shall be payable in quarterly installments on each of January 1, April 1, July 1 and October 1 as follows, starting on April 1, 2016:

Year Ending December 31,	Amount of Principal Payment
2016(i)	$2,625,000
2017	4,000,000
2018	4,000,000
2019	4,000,000
2020	4,000,000
2021	9,250,000
Total	$27,875,000

(i)	Does not include $1.375 million in principal payments made on January 1, 2016.

Xcel Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Under the Loan Agreement, the Company has the right to prepay the Xcel Term Loan, provided that any prepayment of less than all of the outstanding balance shall be applied to the remaining amounts due in inverse order of maturity. If the Xcel Term Loan is prepaid on or prior to the third anniversary of the closing date (including as a result of an event of default), the Company shall pay an early termination fee as follows: an amount equal to the principal amount outstanding under the Term Loan on the date of prepayment, multiplied by: (i) two percent (2.00%) if the Xcel Term Loan is prepaid on or after the closing date and on or before the second anniversary of the closing date; (ii) one percent (1.00%) if the Xcel Term Loan is prepaid after the second anniversary of the closing date and on or before the third anniversary of the closing date; or (iii) zero percent (0.00%), if the Xcel Term Loan is prepaid after the third anniversary of the closing date.

Commencing with the fiscal year ending December 31, 2017, the Company is required to repay a portion of the Xcel Term Loan in an amount equal to 10% of the excess cash flow for the fiscal year; provided that no early termination fee shall be payable with respect to any such payment. Excess cash flow means, for any period, cash flow from operations (before certain permitted distributions) less (i) capital expenditures not made through the incurrence of indebtedness, (ii) all cash interest and principal and taxes paid or payable during such period, and (iii) all dividends declared and paid during such period to equity holders of any credit party treated as a disregarded entity for tax purposes.

Xcel’s obligations under the Loan Agreement are guaranteed by the Guarantors and secured by all of the assets of Xcel and the Guarantors (as well as any subsidiary formed or acquired that becomes a credit party to the Loan Agreement) and, subject to certain limitations contained in the Loan Agreement, equity interests of the Guarantors (as well as any subsidiary formed or acquired that becomes a credit party to the Loan Agreement).

Interest on the Xcel Term Loan accrues at a fixed rate of 5.1% per annum and is payable on each day on which the scheduled principal payments are required to be made.

The Loan Agreement contains customary covenants, including reporting requirements, trademark preservation, and the following financial covenants of the Company (on a consolidated basis with the Guarantors and any subsidiaries subsequently formed or acquired that become a credit party under the Loan Agreement):

•	net worth of at least $90,000,000 at the end of each fiscal quarter ending on June 30 and December 31 of each fiscal year;
•	liquid assets of at least $5,000,000, until such time as the ratio of indebtedness to EBITDA (as defined in the Loan Agreement) is less than 1.00 to 1.00 and, in which event, liquid assets must be at least $3,000,000;
•	a fixed charge ratio of at least 1.20 to 1.00 at each fiscal quarter ended June 30 and December 31 for the twelve fiscal month period ending on such date;
•	capital expenditures shall not exceed (i) $2,650,000 for the year ending December 31, 2016 and (ii) $700,000 for any fiscal year thereafter; and
•	EBITDA (as defined in the Loan Agreement) of at least $7,500,000 for the fiscal year ended December 31, 2015; $9,500,000 for the fiscal year ending December 31, 2016; and $9,000,000 for each fiscal year thereafter.

The Company was in compliance with all of these covenants as of December 31, 2015.

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

Xcel Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Payment Date	Payment Amount
January 31, 2016 (i)	$750,000
September 30, 2016 (ii)	$4,377,000

(i)	Paid in cash in January 2016.

(ii)	Payable in stock or cash at the Company’s sole discretion. Amounts paid in cash require BHI’s approval.

For the Current Year and Prior Year, the Company incurred interest expense of $315,000 and $342,000, respectively, which includes amortization of the discount on the IM Seller Note of $301,000 and $321,000, respectively. The IM Seller Note balance, net of discount, at December 31, 2015 and 2014 was $4,918,000 and $5,366,000, respectively.

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

On February 20, 2015, the Company entered into a release letter (the “Release Letter”) with Thai Jewelry, pursuant to which the Company agreed to issue to Thai Jewelry an aggregate of 266,667 shares of the Company’s Common Stock in exchange for the cancellation of the $2,400,000 Seller Note. On March 25, 2015, the Company issued the shares of Common Stock pursuant to the Release Letter. The carrying value, net of the discount at the time of the redemption of the $2.4 million Ripka Seller Notes was $1.79 million and, as a result, the Company recorded a loss on the early extinguishment of debt of $0.61 million during the Current Year, which is included in the accompanying consolidated statements of operations.

On April 21, 2015, the Company satisfied an additional $3 million principal amount of the Ripka Seller Notes by issuing 333,334 shares of the Company’s common stock. The carrying value, net of the discount at the time of the redemption of the $3 million Ripka Seller Notes was $2.24 million and, as a result, the Company recorded a loss on the early extinguishment of debt of $0.76 million during the Current Year.

For the Current Year and Prior Year, the Company incurred interest expense of $105,000 and $233,000, respectively, which consisted solely of amortization of the discount on the Ripka Seller Notes. The Ripka Seller Notes balance, net of discount, at December 31, 2015 and 2014 was $469,000 and $4,398,000, respectively.

Contingent Obligations

IM Earn-Out Obligation

IM Ready was eligible to earn additional shares of Common Stock with a value of up to $7.5 million (the “IM Earn-Out Value”) for the 12-month period ended September 30, 2015, with such earn-out payment contingent upon the Isaac Mizrahi Business achieving the net royalty income target set forth below (the “IM Earn-Out Obligation”). On December 24, 2013, the Company and IM Ready amended the terms of the IM Earn-Out Obligation and eliminated the additional consideration for the fiscal year ended December 31, 2014 and the Company made a one-time cash payment of $315,000 to IM Ready in March 2014.

Xcel Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

During the Current Year, the Company recorded a $3.0 million gain on the reduction of contingent obligations in the accompanying consolidated statements of operations. Prior to the Current Year’s reduction, the IM Earn-Out Obligation was based on the $7.5 million Earn-Out Value multiplied by 40%, the applicable percentage. The applicable percentage was based on an estimated royalty target range. The reduction in the IM Earn-Out Obligation was based primarily on a revision of projected future net royalty income related to the Isaac Mizrahi Brand during the earn-out period ending September 30, 2015. The IM Earn-Out Obligation was reduced as a result of the timing of projected future net royalty income of the Isaac Mizrahi Business, which diminished the probability of achieving the remaining royalty target. This adjustment resulted from the Company having better visibility as to its 2015 royalties given current Isaac Mizrahi Brand product sales information. IM Ready did not meet the net royalty income target for the 12-month period ended September 30, 2015 and, accordingly, the IM Earn-Out Obligation expired and the Company did not issue additional shares of its Common Stock.

The IM Earn-Out Value was payable solely in stock. In accordance with ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC Topic 480”), the IM Earn-Out Obligation was treated as a liability in the accompanying condensed consolidated balance sheets because of the variable number of shares payable under the agreement.

The IM Earn-Out Obligation was recorded as the current portion of long-term debt in the amount of $3.0 million at December 31, 2014 in the accompanying consolidated balance sheets.

QVC Earn-Out

The Company was obligated to pay IM Ready $2.76 million, payable in cash or Common Stock, at the Company’s option, contingent upon IM Brands receiving aggregate net royalty income of at least $2.5 million from QVC in the twelve-month period ended September 30, 2015 with the number of shares of such stock based upon the greater of (x) $4.50 per share, and (y) the average stock price for the last twenty business days prior to the time of such issuance (the “QVC Earn-Out”). The $2.5 million in net royalty income from QVC for the twelve-month period ended September 30, 2015 was met and, therefore, the Company issued IM Ready 290,473 shares of Common Stock, valued at $2.51 million as of September 30, 2015 and made a $0.25 million payment in cash in February 2016.

The QVC Earn-Out of $0.25 million and $2.76 million is recorded as a current liability in the accompanying consolidated balance sheets as of December 31, 2015 and 2014, respectively, because of the variable number of shares payable under the agreement.

Ripka Earn-Out

In connection with the purchase of the Ripka Brand, the Company agreed to pay Ripka additional consideration of up to $5 million in aggregate (the “Ripka Earn-Out”), payable in cash or shares of the Company’s Common Stock based on the fair market value of the Company’s Common Stock at the time of payment, and with a floor of $7.00 per share, based on the Ripka Brand achieving in excess of $1 million of net royalty income during each of the 12-month periods ending on October 1, 2016, 2017 and 2018, less the sum of all earn-out payments for any prior earn-out period. Net royalty income shall not include any revenues generated by direct-response television sales or any revenue accelerated as a result of termination of any license agreement. The Ripka Earn-Out of $3.78 million is recorded as long-term debt at December 31, 2015 in the accompanying consolidated balance sheets based on the difference between the fair value of the acquired assets of the Ripka Brand and the total consideration paid. In accordance with ASC Topic 480, the Ripka Earn-Out obligation is treated as a liability in the accompanying consolidated balance sheets because of the variable number of shares payable under the agreement.

C Wonder Earn-Out

In connection with the purchase of the C Wonder Brand, the Company agreed to pay the Seller additional consideration (the “C Wonder Earn-Out”), which would be payable, if at all, in cash or shares of common stock of the Company, at the Company’s sole discretion, after June 30, 2019, with a value based on the royalties related directly to the assets the Company acquired pursuant to the Purchase Agreement. The value of the earn-out shall be calculated as the positive amount, if any, of (i) two times (A) the maximum net royalties as calculated for any single twelve month period commencing on July 1 and ending on June 30 between the closing date and June 30, 2019 (each, a “Royalty Target Year”) less (B) $4,000,000, plus (ii) two times the maximum royalty determined based on a percentage of retail and wholesale sales of C Wonder branded products by the Company as calculated for any single Royalty Target Year. The C Wonder Earn-Out of $2.85 million is recorded as long-term debt at December 31, 2015 in the accompanying consolidated balance sheets. This approach is based on the probability of the C Wonder Brand achieving certain net royalty income targets within the earn-out periods and then calculating the present value of the weighted average payment amount. In accordance with ASC Topic 480, the C Wonder Earn-Out obligation is treated as a liability in the accompanying consolidated balance sheets because of the variable number of shares payable under the agreement.

As of December 31, 2015 and 2014, total contingent obligations were $6.9 million and $9.6 million, respectively.

Xcel Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

9.  Stockholders’ Equity

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

2014 Private Offering of Equity Securities

On December 22, 2014, in a private offering to accredited investors, the Company issued and sold an aggregate of 1,086,667 shares of its Common Stock at a purchase price of $9.00 per share, for aggregate gross proceeds of $9,780,000 (the “2014 Private Offering”). The Company paid Young America Capital LLC (“Young America”) a placement fee of $474,600 in connection with the 2014 Private Offering (see Note 14, Related Party Transactions). Net proceeds, after the payment of placement fees and legal and other expenses of $486,000, amounted to $9,294,000.

Public Equity Offering

On August 5, 2015, the Company consummated an underwritten public offering of 1,800,000 shares of its common stock at a price of $9.00 per share (the “Offering”) generating gross proceeds of $16,200,000, before underwriting discounts and commissions and other offering expenses of approximately $2,011,000. In addition, the Company granted the underwriter an option to purchase up to an additional 270,000 shares of common stock. The underwriter partially exercised its option to purchase 213,128 shares of common stock, generating gross proceeds of $1,918,000. The Company’s common stock began trading on the NASDAQ Global Market under the symbol “XELB” on July 31, 2015.

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

Xcel Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

There were no options granted during 2015.

The fair value for the options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2015	2014
Expected Volatility	N/A	24-29%
Expected Dividend Yield	N/A	0%
Expected Life (Term)	N/A	2.5 years
Risk-Free Interest Rate	N/A	0.58 - 0.70%

The options that the Company granted under the Plan expire at various times, either five, seven or ten years from the date of grant, depending on the particular grant.

A summary of the Company’s stock option activity for the Current Year is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	404,000	$6.67	2.89	$1,472,000
Granted	-	-	-	-
Canceled	-	-	-	-
Exercised	(20,250)	(3.57)	-	-
Expired/Forfeited	(4,250)	(3.35)	-	-
Outstanding and expected to vest at December 31, 2015	379,500	$5.50	1.71	$1,174,000
Exercisable at December 31, 2015	332,000	$5.18	1.46	$1,126,000

Compensation expense related to stock option grants for the Current Year and Prior Year was $66,000 and $51,000, respectively. Total unrecognized compensation expense related to unvested stock options at December 31, 2015 amounts to $34,000 and is expected to be recognized over a weighted average period of 0.55 years.

The following table summarizes the Company’s stock option activity for non-vested options for the year ended December 31, 2015:

	Number of Options	Weighted Average Grant Date Fair Value
Balance at January 1, 2015	95,000	$1.43
Granted	-	-
Vested	(47,500)	(1.43)
Forfeited or Canceled	-	-
Balance at December 31, 2015	47,500	$1.43

Warrants

Warrants granted by the Company expire at various times, either five, seven or ten years from the date of grant, depending on the particular grant.

As of December 31, 2015 and 2014, there were 2,219,543 warrants outstanding and exercisable, with a weighted average exercise price of $6.07 per share. The weighted average remaining contractual life of the warrants outstanding and exercisable at December 31, 2015 and 2014 was 3.23 and 4.23 years, respectively, and the aggregate intrinsic value was $3,168,000 and $6,497,000, respectively.

Xcel Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company did not grant any warrants to purchase shares of Common Stock during the Current Year or Prior Year.

No compensation expense was recorded in the Current Year or Prior Year related to warrants.

Restricted Stock

A summary of the Company’s restricted stock activity for the Current Year is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair value
Outstanding at January 1, 2015	3,208,410	$4.46
Granted	595,692	8.99
Canceled	-	-
Vested	(265,430)	8.05
Expired/Forfeited	(8,187)	6.85
Outstanding and expected to vest at December 31, 2015	3,530,485	$4.95

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

Xcel Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

On January 6, 2015, the Company issued non-executive employees 18,167 shares of fully vested common stock.

On April 1, 2015, the Company issued to non-management directors 50,000 shares of restricted stock. The shares of restricted stock will vest evenly over two years, whereby 50% shall vest on March 31, 2016 and 50% shall vest on March 31, 2017. Notwithstanding the foregoing, each grantee may extend the first anniversary of all or a portion of the restricted stock by six months and, thereafter one or more times may further extend such date with respect to all or a portion of the restricted stock until the next following September 30th or March 31st, as the case may be, by providing written notice of such election to extend such date with respect to all or a portion of the restricted stock prior to such date.

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

On July 1, 2015, the Company issued employees 8,000 shares of restricted stock. The shares of restricted stock vest evenly over two years, whereby 50% vest on April 30, 2016 and 50% vest on April 30, 2017. Notwithstanding the foregoing, each grantee may extend the first anniversary of all or a portion of the restricted stock by six months and, thereafter one or more times may further extend such date with respect to all or a portion of the restricted stock until the next following April 30th or October 31st, as the case may be, by providing written notice of such election to extend such date with respect to all or a portion of the restricted stock prior to such date.

On November 30, 2015, the Company issued an employee 2,025 shares of fully vested common stock.

Compensation expense related to restricted stock grants for the Current Year and Prior Year was $4,574,000 and $5,100,000, respectively. Total unrecognized compensation expense related to unvested restricted stock grants at December 31, 2015 amounts to $4,511,000 and is expected to be recognized over a weighted average period of 1.25 years.

The following table provides information with respect to purchases by the Company of restricted stock during the Current Year and Prior Year.

Date	Total Number of Shares Purchased	Actual Price Paid per Share	Number of Shares Purchased as Part of Publically Announced Plan	Fair value of Re-Purchased Shares
March 28, 2014 (i)	15,750	$4.00	-	$63,000
September 30, 2014 (i)	26,250	7.83	-	205,000
December 1, 2014 (i)	88,725	8.00	-	710,000
Total 2014	130,725	$7.49	-	$978,000

September 30, 2015 (i)	82,825	$8.59	-	$711,000
December 17, 2015 (ii)	5,000	7.25	-	36,000
Total 2015	87,825	$8.51	-	$747,000

All of the shares of restricted stock in the preceding table were originally granted to employees and directors as restricted stock pursuant to the Plan.

(i)	The shares repurchased were acquired from employees and directors in connection with the settlement of income tax withholding obligations on behalf of such employees and directors from the vesting of restricted stock.
(ii)	See Note 14, Related Party Party Transactions.

Xcel Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Shares Available Under the Company’s 2011 Equity Incentive Plan

At December 31, 2015, there were 3,192,828 shares of Common Stock available for issuance under the Plan.

Shares Reserved for Issuance

At December 31, 2015, there were 5,791,871 shares of Common Stock reserved for issuance pursuant to unexercised warrants and stock options, or available for issuance under the Plan.

Dividends

The Company has not paid any dividends to date.

10. Earnings Per Share

Shares used in calculating basic and diluted net income (loss) per share are as follows:

	Year Ended December 31,
	2015	2014
Basic	16,151,163	11,698,880
Effect of exercise of warrants	946,902	971,873
Effect of exercise of stock options	125,175	145,921
Diluted	17,223,240	12,816,674

The computation of basic and diluted EPS excludes the Common Stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Year Ended December 31,
	2015	2014
Stock options and warrants	750,000	20,548

11. Commitments and Contingencies

Leases

The Company leases office space under an operating lease agreement related to the Company’s main headquarters located in New York City, which lease expires in 2022.

Additionally, on July 8, 2015, the Company entered into a Sublease Agreement (the “Sublease”) with GBG USA Inc., a Delaware corporation (the “Sublandlord”), pursuant to which the Company has subleased approximately 29,600 rentable square feet of office space (the “Premises”). The term of the Sublease commences on March 1, 2016 and expires on October 30, 2027. The Company shall pay to the Sublandlord fixed rent of $117,032 per month (which fixed rent shall increase upon the five year anniversary of the commencement of the Sublease) for the Premises, with the first monthly installment paid upon the signing of the Sublease, together with certain amounts of additional rent.

In connection with the Sublease, the Company obtained an Irrevocable Standby Letter of Credit (the “Letter of Credit”) from BHI in favor of Sublandlord, for a sum not exceeding $1,108,725. The Company has deposited this amount with BHI as collateral for the Letter of Credit and recorded the amount as restricted cash in the December 31, 2015 consolidated balance sheet.

Future minimum lease payments under the terms of the Company’s noncancelable operating lease agreements are as follows:

Year Ending December 31,	Lease Payments
2016	$967,000
2017	1,605,000
2018	2,311,000
2019	2,393,000
2020	2,423,000
Thereafter	11,811,000
Total future noncancelable minimum lease payments	$21,510,000

Xcel Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The lease for the Company’s corporate headquarters requires the Company to pay additional rents by way of increases in the base taxes and other costs on the property. Total rent expense was $919,000 and $753,000 for the years ended December 31, 2015 and 2014, respectively.

Employment Agreements

The Company has contracts with certain executives and key employees. The future minimum payments under these contracts are as follows:

Year Ending December 31,	Employment Contract Payments
2016	$4,425,000
2017	1,751,000
Thereafter	2,810,000
Total future minimum employment contract payments	$8,986,000

In addition to the employment contract payments stated above, the Company’s employment contracts with certain executives and key employees contain performance based bonus provisions. These provisions include bonuses based on the Company achieving revenues in excess of established targets and/or on operating results.

Certain of the employment agreements contain severance and/or change in control provisions. Aggregate potential severance compensation amounted to approximately $12.4 million at December 31, 2015.

12. Income Taxes

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

The income tax provision (benefit) for Federal and state and local income taxes in the consolidated statements of operations consists of the following:

	Year Ended December 31,
	2015	2014
Current:
Federal	$637,000	$1,108,000
State and local	219,000	333,000
Total current	856,000	1,441,000

Deferred:
Federal	(611,000)	(1,343,000)
State and local	(89,000)	(195,000)
Total deferred	(700,000)	(1,538,000)
Total provision (benefit)	$156,000	$(97,000)

The reconciliation of income tax computed at the Federal and state and local statutory rates to the Company’s income (loss) before taxes is as follows:

	Year Ended December 31,
	2015	2014
U.S. statutory Federal rate	34.00%	(34.00)%
State and local rate, net of Federal tax	1.92	81.71
Gain on reduction of contingent obligation	(33.98)	(385.97)
Excess compensation deduction	0.00	100.46
Foreign tax credits	0.58	(99.26)
Life insurance	2.10	101.67
Other permanent differences	0.61	51.87
Income tax provision (benefit)	5.23%	(183.52)%

Xcel Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The significant components of net deferred tax liabilities of the Company consist of the following:

	December 31,
	2015	2014
Deferred tax assets
Property and equipment	$341,000	$204,000
Stock-based compensation	6,146,000	4,625,000
Accrued compensation and other accrued expenses	708,000	548,000
Basis difference arising from discounted note payable	546,000	-
Other	25,000	85,000
Total deferred tax assets	$7,766,000	$5,462,000

Deferred tax liabilities
Basis difference arising from discounted note payable	$-	$(648,000)
Basis difference arising from intangible assets of acquisition	(14,515,000)	(12,263,000)
Total deferred tax liabilities	(14,515,000)	(12,911,000)
Net deferred tax liabilities	$(6,749,000)	$(7,449,000)

At December 31, 2015 and 2014 the Company has no U.S. Federal and state and local net operating loss carryforwards that may be applied against future taxable income.

During the Current Year and Prior Year, the Company recorded a $3.0 million and a $0.6 million gain, respectively, on the reduction of contingent obligations related to the acquisition of IM Ready. This gain is not subject to U.S. Federal income tax (see Note 8).

As of December 31, 2015 and 2014, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its consolidated financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its consolidated financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

13. Discontinued Operations

Discontinued operations as of December 31, 2015 and 2014 represent the net sales and expenses related to the Company’s retail operations. The Company will continue to operate e-commerce, which was previously reported as a component of retail operations, as a component of our licensing business.

A summary of the Company’s results of discontinued operations of its retail business for the Current Year and Prior Year and the Company’s assets and liabilities from discontinued operations of its retail business as of December 31, 2015 and 2014 is as follows:

Results of discontinued operations:

	Year Ended December 31,
	2015	2014
Net sales	$287,000	$560,000
Cost of sales	(221,000)	(470,000)
Operating expenses	(268,000)	(1,046,000)
Depreciation and amortization	-	(85,000)
Loss from disposal of discontinued operations	(273,000)	(739,000)
Income tax benefit	203,000	704,000
Loss from discontinued operations, net	$(272,000)	$(1,076,000)

Loss per share from discontinued operations, net:
Basic	$(0.02)	$(0.09)
Diluted	$(0.02)	$(0.08)

Weighted average shares outstanding:
Basic	16,151,163	11,698,880
Diluted	17,223,240	12,816,674

Xcel Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Assets and liabilities of discontinued operations:

	December 31,
	2015	2014
Inventory	$-	$214,000
Prepaid expenses and other current assets	8,000	63,000
Deferred tax asset	-	226,000
Total current assets	$8,000	$503,000
Property and equipment, net	$-	$112,000
Other long-term assets	-	11,000
Total long-term assets	$-	$123,000
Accounts payable and accrued expenses	$60,000	$157,000
Other current liabilities	-	61,000
Total liabilities	$60,000	$218,000

14. Related Party Transactions

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

The Company incurred direct licensing costs with Mr. Slater from amortization of the one-time payment stated above for the Current Year and the Prior Year of $32,000 and $85,000, respectively.

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

Licensing Agent Agreement

On August 2, 2011, the Company entered into a licensing agent agreement with Adam Dweck (“AD”), son of Jack Dweck, a former director of the Company, pursuant to which he is entitled to a five percent commission on any royalties the Company receives under any new license agreements that he procures for the Company for the initial term of such license agreements. AD earned $14,000 and $25,000 in fees for the Current Year and Prior Year, respectively.

Xcel Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company issued AD warrants to purchase 12,500 shares of Common Stock at an exercise price of $5.00 per share, subject to AD generating $0.5 million of accumulated royalties, and additional warrants to purchase 12,500 shares of Common Stock at an exercise price of $5.00 per share, subject to AD generating $1.0 million of accumulated royalties. Additionally, AD shall be entitled to receive warrants to purchase 25,000 shares of Common Stock priced at an exercise price per share equal to the fair market value at the time of issuance, subject to AD generating $2.0 million of accumulated royalties. These warrants all expire on August 2, 2016. AD reached the first milestone of $0.5 million sourced royalties, as well as the second milestone of $1.0 million of sourced royalties as of December 31, 2014. Accordingly, the Company issued warrants to AD to purchase 25,000 shares of Common Stock, of which 12,500 vested in 2013 and 12,500 vested in 2014. The fair value of these warrants was estimated at $2,500 on the grant date using the Black-Scholes option pricing model, of which $1,000 has been recorded as a royalty commission expense in the Prior Year. The expense was recorded as a reduction of net licensing revenues in the consolidated statements of operations.

Jones Texas, Inc.

On May 14, 2015, and amended on June 24, 2015, the Company entered into a consulting agreement with Jones Texas, Inc., ("JT Inc.") whose controlling shareholder is Edward Jones, a Director of the Company. The agreement provides for fees payable to JT Inc. up to $75,000, which was paid during the Current Year. The consulting services were related to due diligence on the C Wonder brand prior to the acquisition.

Benjamin Malka

Concurrent with the acquisition of the H Halston Brand on December 22, 2014, we entered into a license agreement with HIP. Benjamin Malka, a director of the Company, is a 25% equity holder of HIP’s parent company, HOH and Chief executive Officer of HOH. The HIP license agreement provides for royalty payments including guaranteed minimum royalties to be paid to the Company during the initial term that expires on December 31, 2019.

On September 1, 2015 we entered into a license agreement with Lord and Taylor, LLC (the “L&T License”) and simultaneously amended the H Halston License Agreement eliminating HIP’s minimum guaranteed royalty obligations, provided the L&T License is in effect. In addition, we entered into a sublicense agreement with HIP obligating us to pay HIP a royalty participation fee on an annual basis the greater of (i) 50% of royalties received under the L&T License or (ii) guaranteed minimum royalties. Guaranteed minimum royalties are equal to $0.25 million for the seventeen months ending January 31, 2017, and $0.75 million, $0.75 million, $1.5 million and $1.75 million for the twelve months ending January 31, 2018, 2019, 2020, and 2021, respectively.

The Company incurred a $59,000 royalty participation fee with HIP for the Current Year.

Marisa Gardini

In accordance with the terms and conditions of the C Wonder Purchase Agreement, the Company paid Marisa Gardini, a former Director of the Company, a $240,000 commission fee for the acquisition of the C Wonder Brand. The amount of the payment was considered a direct acquisition cost of the C Wonder Brand and accordingly has been included as a component of the purchase price.

James Haran

On December 16, 2015, the Company purchased 5,000 shares of its Common Stock from James Haran at $7.25 per share, the closing sale price of the Company’s Common Stock on that day. The Company determined that it was in the best interests of the Company to purchase these shares of common stock from Mr. Haran in lieu of his selling the shares in the open market.

15. Subsequent Events

On February 26, 2016, the Company amended the terms of certain debt obligations by entering into an Amended and Restated Loan and Security Agreement with the Company’s senior lender, Bank Hapoalim B.M. As a result of this refinancing, the current and non-current portions of long-term debt have been adjusted accordingly in the December 31, 2015 consolidated balance sheet. Refer to Note 8, Debt for additional information.

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

Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of December 31, 2015, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive and principal accounting officers to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

NAME	AGE	POSITION
Robert W. D’Loren	58	Chairman of the Board of Directors and Chief Executive Officer and President
James F. Haran	55	Chief Financial Officer and Assistant Secretary, and Principal Financial and Accounting Officer
Giuseppe “Joe” Falco	44	President and Chief Operating Officer of the Isaac Mizrahi Brand
Seth Burroughs	36	Executive Vice President of Business Development and Treasury and Secretary
Benjamin Malka	54	Director
Mark DiSanto	53	Director
Michael R. Francis	53	Director
Todd Slater	53	Director
Edward Jones, III	68	Director
Howard Liebman	73	Director

Below are the biographies of each of our officers and directors as of December 31, 2015.

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

Michael R. Francis joined our board of directors in June 2015. Mr. Francis is founder and CEO of Fairview Associates, LLC, a retail and branding consultancy. From February 2012 to December 2015, Mr. Francis served as the Chief Global Brand Officer of DreamWorks Animation SKG, which creates world-class entertainment, including animated feature films, television specials and series, and live-entertainment properties for audiences around the world. During this tenure with DreamWorks, Mr. Francis was responsible for global consumer products, retail, brand strategy, creative design, location-based entertainment, digital, publishing and franchise development. From November 2010 to June 2011, Mr. Francis served as the President of J.C. Penney Company, Inc., one of the largest department store operators in the United States. Prior to November 2010, Mr. Francis spent more than 26 years with Target Corporation, an American retailing company and the second-largest discount retailer in the United States, in various roles including Executive Vice President and Global Chief Marketing Officer. Mr. Francis has a B.A. degree in international studies from the University of Michigan.

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

Michael R. Francis brings extensive senior level experience in the media and retail industries, as well as relationships in the media and retail industries.

Edward Jones, III brings over 35 years of experience in the fashion industry, as well as relationships in the fashion and apparel industries.

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

Giuseppe Falco

On October 1, 2014, and effective as of September 16, 2014, we entered into a two-year employment agreement with Giuseppe Falco for him to serve as our Chief Operating Officer and President of the Isaac Mizrahi Brand, referred to as the Falco Employment Agreement. Following the initial two-year term, the agreement will be automatically renewed for one year terms thereafter unless either party gives written notice of intent to terminate at least 30 days prior to the expiration of the then current term. Under the Falco Employment Agreement, Mr. Falco’s base salary is $415,600 per annum. The board of directors or the compensation committee may approve increases (but not decreases) from time to time. Following the initial two-year term, the base salary shall be reviewed at least annually.

Bonus

Mr. Falco is eligible for a cash bonus of up to $75,000 based upon targets established by the Company’s compensation committee each year for (a) Adjusted EBITDA, (b) direct response television revenue and (c) other license revenues, (each a “Cash Bonus target”). Mr. Falco may earn up to one-third (1/3) of the Cash Bonus with respect to each Cash Bonus Target.

Severance

If Mr. Falco’s employment is terminated by us without cause, or if Mr. Falco resigns with good reason, or if we fail to renew the term, then Mr. Falco will be entitled to receive his unpaid base salary and cash bonuses through the termination date and an amount equal to his base salary in effect on the termination date for a period of 12 months. Mr. Falco would also be entitled to continue to participate in our group medical plan, subject to certain conditions, for a period of 12 months from the termination date.

Change of Control

In the event Mr. Falco’s employment is terminated within 12 months following a change of control by the Company without cause or by Mr. Falco with good reason, Mr. Falco would be entitled to a lump sum payment equal to his base salary in effect on the termination date for 12 months following such termination. “Change of control,” as defined in Mr. Falco’s employment agreement, means a merger or consolidation to which we are a party, a sale, lease or other transfer, exclusive license or other disposition of all or substantially all of our assets, or a sale or transfer by our stockholders of voting control, in a single transaction or a series of transactions. Upon a change of control, notwithstanding the vesting and exercisability schedule in any stock option or other grant agreement between Mr. Falco and us, all unvested stock options, shares of restricted stock and other equity awards granted by us to Mr. Falco pursuant to any such agreement shall immediately vest, and all such stock options shall become exercisable and remain exercisable for the lesser of 180 days after the date the change of control occurs or the remaining term of the applicable option.

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

Independence of the Board of Directors

The board has determined that Messrs. Howard Liebman, Edward Jones, III, Michael R. Francis, and Mark DiSanto meet the director independence requirements under the applicable listing rule of the NASDAQ Stock Market LLC (“NASDAQ”).  Each current member of the Audit Committee, Compensation Committee, and Nominating Committee is independent and meets the applicable rules and regulations regarding independence for such committee, including those set forth in the applicable NASDAQ rules, and each member is free of any relationship that would interfere with his individual exercise of independent judgment.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, based solely on a review of Forms 3 and 4 and any amendments thereto furnished to our Company pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, all Section 16(a) filing requirements applicable to our officers, directors and beneficial owners of more than 10% of our equity securities were timely filed except that each of Mark DiSanto, Jack Dweck, Edward Jones, III, Howard Liebman, Benjamin Malka, Isaac Mizrahi, Marissa Gardini and Trafalet Brokaw Capital Management, LP did not timely file a Form 4 for one transaction and Benjamin Malka and Buckingham Capital Management, Inc. did not timely file a Form 3 during the fiscal year ended December 31, 2015.

Code of Ethics

On September 29, 2011, we adopted a code of ethics that applies to our officers, employees, and directors, including our Chief Executive Officer, Chief Financial Officer and senior executives. Our Code of Ethics can be accessed on our website, www.xcelbrands.com.

Audit Committee and Audit Committee Financial Expert

Our board of directors has appointed an Audit Committee which consists of Messrs. Liebman, Francis, and DiSanto.  Each of such persons has been determined to be an “independent director” under the applicable NASDAQ and SEC rules, which is the independence standard that was adopted by our board of directors. The board of directors has determined that Mr. Liebman meets the requirements to serve as the Audit Committee Financial Expert by our board of directors. The Audit Committee operates under a written charter adopted by our board of directors. The Audit Committee assists the board of directors by providing oversight of our accounting and financial reporting processes, appoints the independent registered public accounting firm, reviews with the registered independent registered public accounting firm the scope and results of the audit engagement, approves professional services provided by the independent registered public accounting firm, reviews the independence of the independent registered public accounting firm, considers the range of audit and non-audit fees and reviews the adequacy of internal accounting controls.

Compensation Committee

Our board of directors has appointed a Compensation Committee consisting of Messrs. DiSanto and Jones.  Each of such persons has been determined to be an “independent director” under the applicable NASDAQ rules. Our board of directors has adopted a written Compensation Committee Charter that sets forth the committee’s responsibilities. The committee is responsible for determining all forms of compensation for our executive officers, and establishing and maintaining executive compensation practices designed to enhance long-term stockholder value.

Nominating Committee

Our board of directors has appointed a Nominating Committee consisting of Messrs. DiSanto and Jones.  Each of such persons has been determined to be an “independent director” under the applicable NASDAQ rules. Our board of directors has adopted a written Nominating Committee Charter that sets forth the committee’s responsibilities.

Item 11.	Executive Compensation

The following table sets forth information regarding all cash and non-cash compensation earned, during the year ended December 31, 2015 and 2014, by our principal executive officer and our three other most highly compensated executive officers, which we refer to collectively as the named executive officers, for services in all capacities to the Company:

Summary Compensation Table

Name	Title	Year	Salary	Bonus (1)	Stock Awards (2)(3)(4)(5)	All Other Compensation	Total
Robert D’Loren	CEO and	2015	$836,160	$637,672	$2,205,000	$8,744	$3,687,577
	Chairman	2014	734,206	211,832	2,625,000	13,868	3,584,906

James Haran	CFO	2015	340,500	90,000	472,500	3,467	906,467
		2014	311,813	60,000	562,500	7,226	941,539

Giuseppe Falco	President and	2015	415,600	62,000	450,000	-	927,600
	COO	2014	386,842	50,000	375,000	-	811,842

Seth Burroughs	EVP	2015	316,800	60,000	315,000	-	691,800
		2014	287,192	60,000	375,000	7,226	729,418

(1)	Bonuses were paid in accordance with the executives’ respective employment agreements, which were the same as the bonus arrangements in their employment agreements effective September 16, 2014. See “Employment Agreements with Executives” in Item 10.

(2)	The dollar amounts shown represent the grant date fair value of the restricted stock awards granted during the applicable fiscal year calculated in accordance with ASC Topic 718.

(3)	On May 19, 2015, Messrs. D’Loren, Haran, Falco and Burroughs were awarded 245,000, 52,500, 50,000 and 35,000 shares of restricted stock, respectively. These shares of restricted stock vest as to 50% of the shares on each of May 31, 2016 and May 31, 2017; provided, however, that each such grantee has the right to extend the vesting date by six-month increments, in his sole discretion, prior to the date the restrictions would lapse. As of December 31, 2015, none of these shares have vested. The grant date fair value of the shares was $9.00 per share.

(4)	On May 15, 2014, Messrs. D’Loren, Haran and Burroughs were awarded 350,000, 75,000 and 50,000 shares of restricted stock, respectively. These shares of restricted stock vest as to 50% of the shares on each of May 31, 2015 and May 31, 2016; provided, however, that each such grantee has the right to extend the vesting date by six-month increments, in his sole discretion, prior to the date the restrictions would lapse. As of December 31, 2015, 1,000 of Mr. Haran’s restricted shares have vested. The grant date fair value of the shares was $7.50 per share.

(5)	On May 15, 2014, Mr. Falco were awarded stock options to purchase 50,000 shares of common stock with an exercise price of $7.50. These options vest 50% on each of May 31, 2015 and May 31, 2016; and shall expire on May 31, 2019.

Outstanding Equity Awards as of December 31, 2015

		Options and Warrant Awards					Stock Awards
Name	Title	Number of Securities Underlying Unexercised Options & Warrants, Exercisable		Number of Securities Underlying Unexercised Options & Warrants, Unexercisable	Exercise Price	Option or Warrant Expiration Date	Number of Shares of Stock that Have Not Vested		Market Value of Shares of Stock that Have Not Vested
Robert D’Loren	CEO, Chairman	239,250	(1)	-	$5.00	9/29/2021	1,476,178	(3)	$11,071,335
James Haran	CFO	49,250	(1)	-	$5.00	9/29/2021	297,842	(4)	$2,241,315
Giuseppe Falco	President, COO	125,000	(2)	25,000	$5.83	9/29/2021	230,333	(5)	$1,727,498
Seth Burroughs	EVP	50,000	(1)	-	$5.00	9/29/2021	197,576	(6)	$1,481,820

(1)	These options became exercisable on September 29, 2011, the date of grant, and expire on September 29, 2021.

(2)	100,000 options became exercisable on September 29, 2011, the date of grant, and expire on September 29, 2021, 25,000 became exercisable on May 31, 2015 and 25,000 become exercisable on May 31, 2016 and expire on May 31, 2019.

(3)	Such shares vest (i) as to 630,000 shares of common stock, on March 31, 2016; (ii) as to 168,793 shares of common stock, on May 15, 2016; (iii) as to 350,000 shares of common stock, on May 31, 2016; as to 82,385 shares of common stock, June 1, 2016; as to 122,500 shares of common stock, April 30, 2016; and as to 122,500 shares of common stock, April 30, 2017, provided, however, that Mr. D’Loren has the right to extend each vesting date by six-month increments, in his sole discretion, prior to the date the restrictions would lapse.

(4)	Such shares vest (i) as to 135,000 shares of common stock, on March 31, 2016; (ii) as to 36,342 shares of common stock, on May 15, 2016; and (iii) as to 74,000 shares of common stock, on May 31, 2016; and as to 26,250 shares of common stock, April 30, 2016; and as to 26,250 shares of common stock, April 30, 2017 provided, however, that Mr. Haran has the right to extend each vesting date by six-month increments, in his sole discretion, prior to the date the restrictions would lapse.

(5)	Such shares vest (i) as to 112,500 shares of common stock, on March 31, 2016; (ii) as to 37,500 shares of common stock, on May 15, 2016; and (iii) as to 30,333 shares of common stock, on June 1, 2016; and as to 25,000 shares of common stock, April 30, 2016; and as to 25.000 shares of common stock, April 30, 2017 provided, however, that Mr. Falco has the right to extend each vesting date by six-month increments, in his sole discretion, prior to the date the restrictions would lapse

(6)	Such shares vest (i) as to 90,000 shares of common stock, on March 31, 2016; (ii) as to 22,576 shares of common stock, on May 15, 2016; and (iii) as to 50,000 shares of common stock, on May 31, 2016; ; and as to 17,500 shares of common stock, April 30, 2016; and as to 17,500 shares of common stock, April 30, 2017 provided, however, that Mr. Burroughs has the right to extend each vesting date by six-month increments, in his sole discretion, prior to the date the restrictions would lapse.

Director Compensation

We pay our non-employee directors $3,000 for each board of directors and committee meeting attended, up to a maximum of $12,000 per year for board of directors meetings and up to a maximum of $12,000 per year for committee meetings, except that the chairman of each committee receives $4,000 for each such committee meeting attended, up to a maximum of $16,000 per year.

The following table sets forth information with respect to each non-employee director's compensation for the year ended December 31, 2015.

Name	Fees Earned or Paid in Cash	Stock Awards	Total
Mark DiSanto (1)	$26,000	$90,000	$116,000
Edward Jones, III (1)	$12,000	$90,000	$102,000
Howard Liebman (1)	$25,000	$90,000	$115,000
Benjamin Malka (1)	$9,000	$90,000	$99,000
Todd Slater (1)	$6,000	$90,000	$96,000
Michael R. Francis (2)	$12,000	$675,000	$687,000

(1)	On April 1, 2015, each non-employee director was granted 10,000 shares of restricted stock pursuant to the terms and conditions of the Plan. Such shares of restricted stock will vest evenly over two years, whereby 50% shall vest on March 31, 2016 and 50% shall vest on March 31, 2017. Notwithstanding the foregoing, each grantee may extend the vesting date of all or a portion of the restricted shares by six months and, thereafter one or more times may further extend such date with respect to all or a portion of the restricted shares until the next following September 30 or March 31, as the case may be. The grant date fair value of the shares was $9.00 per share. The dollar amounts shown represent the grant date fair value of the restricted stock awards granted during the applicable fiscal year calculated in accordance with ASC Topic 718.

(2)	On June 2, 2015, Michael R. Francis was appointed as a non-employee director. On June 3, 2015, Mr. Francis was granted 75,000 shares of restricted stock pursuant to the terms and conditions of the plan. Such shares of restricted stock will vest evenly over three years, whereby 33.33% shall vest on May 31, 2016, 2017, and 2018, respectively. Notwithstanding the foregoing, Mr. Francis may extend the vesting date of all or a portion of the restricted shares by six months and, thereafter one or more times may further extend such date with respect to all or a portion of the restricted shares until the next following November 30 or May 31, as the case may be. The grant date fair value of the shares was $9.00 per share. The dollar amounts shown represent the grant date fair value of the restricted stock awards granted during the applicable fiscal year calculated in accordance with ASC Topic 718.

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

The following table lists, as of March 3, 2016, the number of shares of Common Stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each named executive officer and director of the Company, and (iii) all officers and directors as a group.  Information relating to beneficial ownership of Common Stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose of or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power. Unless otherwise indicated, the address for such person is c/o Xcel Brands, Inc., 475 Tenth Avenue, 4th Floor, New York, New York 10018.

The percentages below are calculated based on 18,466,134 shares of Common Stock issued and outstanding as of March 3, 2016.

Name and Address	Number of Shares of Common Stock Beneficially Owned	Percent Beneficially Owned
Named executive officers and directors:
Robert D’Loren (1)	8,828,302	45.38%
James Haran (2)	575,439	3.11
Seth Burroughs (3)	455,392	2.46
Todd Slater (4)	97,485	*
Howard Liebman (5)	104,643	*
Edward Jones, III (6)	101,382	*
Benjamin Malka (7)	35,000	*
Mark DiSanto (8)	1,479,653	7.94
Michael R. Francis (9)	75,000	*
Guiseppe Falco (10)	421,762	2.27

All directors and executive officers as a group (10 persons)(11)	12,042,183	62.5

5% Shareholders:
Isaac Mizrahi (12)	2,502,272	13.55
Buckingham Capital Management, Inc. (13)	1,739,135	9.34
485 Lexington Avenue, 3rd Floor, New York, NY 10017
Hilco Trading, LLC (14)	2,416,667	12.58
5 Revere Drive, Suite 206, Northbrook, IL 60062
Burch Acquisition LLC (15)	1,000,000	5.42
840 First Avenue, Suite 200, King of Prussia, PA 19406

* Less than 1%.

(1)	Consists of (i) 344,315 shares held by Mr. D’Loren, (ii) 526,283 shares owned by Irrevocable Trust of Rose Dempsey (or the Irrevocable Trust) of which Mr. D’Loren and Mr. DiSanto are the trustees and as to which Mr. D’Loren has sole voting and dispositive power, (iii) 239,250 shares issuable upon exercise of immediately exercisable warrants, (iv) 1,476,178 restricted shares, (v) 2,502,272 shares of common stock (including 783,750 restricted shares) held in the name of Isaac Mizrahi, (vi) 251,700 shares of common stock (including 113,750 restricted shares) held in the name of Marisa Gardini, and (vii) 166,875 other shares of restricted stock and 2,571,429 other shares of common stock as to which holders thereof granted to Mr. D’Loren irrevocable proxy and attorney-in-fact with respect to the shares, and (viii) 750,000 shares issuable upon exercise of immediately exercisable warrants to which holders thereof granted to Mr. D’Loren irrevocable proxy and attorney-in-fact with respect to the shares. Pursuant to a voting agreement Mr. Mizrahi and Ms. Gardini agreed to, and pursuant to restricted stock agreements certain grantees agreed to, appoint a person designated by our board of directors as their irrevocable proxy and attorney-in-fact with respect to the shares set forth in clauses (v), (vi) and (vii), respectively. Mr. D’Loren does not have any pecuniary interest in these shares described in clauses (v), (vi) and (vii) and disclaims beneficial ownership thereof. Does not include 326,671 shares and 7,675 shares issuable upon exercise of warrants held by the D’Loren Family Trust (or the Family Trust) of which Mark DiSanto is a trustee and has sole voting and dispositive power.

(2)	Consists of (i) 228,097 shares, (ii) 297,842 restricted shares, and (iii) immediately exercisable warrants to purchase 49,500 shares.

(3)	Consists of (i) 207,816 shares, (ii) 197,576 restricted shares, and (iii) immediately exercisable warrants to purchase 50,000 shares.

(4)	Consists of (i) 27,485 shares, (ii) 20,000 restricted shares, and (iii) 50,000 shares issuable upon exercise of options that have vested.

(5)	Consists of (i) 17,775 shares, (ii) 36,868 restricted shares, and (iii) 50,000 shares issuable upon exercise of options that have vested.

(6)	Consists of (i) 31,382 shares, (ii) 20,000 restricted shares, and (iii) 50,000 shares issuable upon exercise of options that have vested.

(7)	Consists of (i) 12,500 shares, and (ii) 22,500 restricted shares.

(8)	Consists of (i) 326,671 shares and 7,675 shares issuable upon exercise of warrants that have vested held by the D’Loren Family Trust, of which Mark DiSanto is trustee, and has sole voting and dispositive power over the shares held by the D’Loren Family Trust, (ii) 48,537 shares held by Mr. DiSanto, (iii) 863,217 shares held by Mark X. DiSanto Investment Trust, of which Mark DiSanto is trustee and has sole voting and dispositive power over the shares held by the Trust (iv) 15,000 restricted shares, (v) 50,000 shares issuable upon exercise of options that have vested, (vi) 108,553 shares issuable upon exercise of warrants that have vested and (vii) 60,000 shares held by other trusts, of which Mark DiSanto is trustee and has sole voting and dispositive power over the shares held by the trusts.

(9)	Includes 75,000 restricted shares.

(10)	Includes (i) 41,429 shares, (ii) 230,333 restricted shares, and (iii) 150,000 shares issuable upon exercise of warrants and options. Giuseppe Falco, the President and Chief Operating Officer of the Mizrahi brands, is an executive officer but not a named executive officer.

(11)	Includes (i) 2,735,507 shares, (ii) 2,391,297 restricted shares, (ii) 454,978 shares issuable upon exercise of warrants that are currently exercisable and (iii) 325,000 shares issuable upon exercise of options that are currently exercisable and 25,000 options that will be exercisable on May 31, 2016, 5,360,401 other shares of common stock as to which holders thereof granted to Mr. D’Loren irrevocable proxy and attorney-in-fact with respect to the shares, and (viii) 750,000 shares issuable upon exercise of immediately exercisable warrants to which holders thereof granted to Mr. D’Loren irrevocable proxy and attorney-in-fact with respect to the shares.

(12)	Consists of (i) 1,718,522 shares and (ii) 783,750 restricted shares.

(13)	Consists of (i) 1,576,581 shares and (ii) immediately exercisable warrants to purchase 162,554 shares.

(14)	The H Company IP, LLC, or HIP, directly owns 1,000,000 shares of the Company’s common stock, which we refer to as the H Company Shares. House of Halston, LLC, or Halston, is the parent company of HIP and may be deemed to share beneficial ownership of the H Company Shares by virtue of its ability to direct the business and investment decisions of HIP. The H Investment Company, LLC, or H Investment, in its capacity as the controlling member of Halston, has the ability to direct the investment decisions of Halston, including the power to direct the decisions of Halston regarding the disposition of the H Company Shares; therefore, H Investment may be deemed to beneficially own the H Company Shares. Hilco Brands, LLC, or Hilco Brands, in its capacity as a member of the Board of Managers of H Investment, has the ability to direct the management of H Investment’s business, including the power to direct the decisions of H Investment regarding the voting and disposition of the H Company Shares; therefore, Hilco Brands may be deemed to have indirect beneficial ownership of the H Company Shares. Hilco Trading, LLC, or Hilco Trading, is the parent company of Hilco Brands and may be deemed to share beneficial ownership of the H Company Shares by virtue of its ability to direct the business and investment decisions of Hilco Brands. Hilco Trading also directly owns 1,416,667 shares of our common stock, which we refer to as the Hilco Shares, of which 666,667 shares are outstanding and 750,000 shares are issuable upon exercise of a warrant that is currently exercisable. By virtue of the relationship described above and its direct ownership of the Hilco Shares, Hilco Trading beneficially owns 2,416,667 shares of our common stock. Jeffrey Bruce Hecktman is the majority owner of Hilco Trading and may be deemed to share beneficial ownership of the H Company Shares and the Hilco Shares by virtue of his ability to direct the business and investment decisions of Hilco Trading. By virtue of this relationship, Mr. Hecktman may be deemed to have indirect beneficial ownership of 2,416,667 shares of our common stock.

(15)	Consists of 1,000,000 shares of common stock.
Consists of (i) 1,576,581 shares of common stock and (ii) immediately exercisable warrants to purchase 162,554 shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

IM Ready-Made, LLC

On December 24, 2013, the Company, IM Brands, LLC, a wholly owned subsidiary of the Company entered into the Fifth Amendment to the Asset Purchase Agreement dated as of May 19, 2011. Pursuant to the Amendment, the IM Ready and the Individuals acknowledged and agreed that no Earn-Out Shares (as defined in the Agreement) were earned for the twelve month periods ended September 30, 2013 and ending September 30, 2014, regardless of whether the criteria for the issuance of such shares are or shall in the future be satisfied. As partial consideration for the execution of the Amendment, (i) the original promissory note issued pursuant to the agreement (the “Original Note”) was amended and restated as described below (the “New Note”) and the Voting Agreement entered into in connection with the Agreement was amended and restated (the “Amended and Restated Voting Agreement”) as described below.

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

Jones Texas, Inc.

On May 14, 2015, and amended on June 24, 2015, the Company entered into a consulting agreement with Jones Texas, Inc., ("JT Inc.") whose controlling shareholder is Edward Jones, III, a Director of the Company. The agreement provided for up to $75,000 of consulting fees related to due diligence on the C Wonder brand prior to the acquisition. Fees paid to JT Inc. amounted to $75,000 for the Current Year.

Benjamin Malka

Concurrent with the acquisition of the H Halston Brand on December 22, 2014, we entered into a license agreement with The H Company IP, LLC (“HIP”), which Benjamin Malka, a director of the Company, is a 25% equity holder of HIP’s parent company, House of Halston LLC (“HOH”) and Chief executive Officer of HOH. The HIP license agreement provides for royalty payments including guaranteed minimum royalties to be paid to the Company during the initial term that expires on December 31, 2019.

On September 1, 2015 we entered into a license agreement with Lord and Taylor, LLC (the “L&T License”) and simultaneously amended the H Halston License Agreement eliminating HIP’s minimum guaranteed royalty obligations, provided the L&T License is in effect. In addition, we entered into a sublicense agreement with HIP obligating us to pay HIP a royalty participation fee on an annual basis the greater of (i) 50% of royalties received under the L&T License or (ii) guaranteed minimum royalties. Guaranteed minimum royalties are equal to $0.25 million for the seventeen months ending January 31, 2017, and $0.75 million, $0.75 million, $1.5 million and $1.75 million for the twelve months ending January 31, 2018, 2019, 2020, and 2021, respectively.

The Company incurred a $59,000 royalty participation fee with HIP for the Current Year.

Item 14.	Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed or to be billed for professional services rendered by our Independent Registered Public Accounting Firm, CohnReznick LLP, for the audit of our annual consolidated financial statements, review of our consolidated financial statements included in our quarterly reports and other fees that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements for the years ended December 31, 2015 and 2014 were $263,000 and $272,000, respectively.

Audit-Related Fees

There were $10,000 of fees billed for audit-related services by our Independent Registered Public Accounting Firm for the fiscal year ended December 31, 2015. There were no such fees billed for fiscal year ended December 31, 2014.

Tax Fees

There were no fees billed for professional services rendered by our Independent Registered Public Accounting Firm for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2015 and 2014.

All Other Fees

There were no fees billed for services by our Independent Registered Public Accounting Firm for non-audit services for the fiscal years ended December 31, 2015 and 2014.

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

Item 15.	Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Xcel Brands, Inc.(10)

3.2	Second Restated and Amended Bylaws of Xcel Brands, Inc.(10)

4.1	2011 Equity Incentive Plan and Forms of Award Agreements, Amended and Restated November 6, 2014(12)

4.2	Form of Investor Warrant issued in connection with the private placement consummated on September 29, 2011(1)

4.3	Registration Rights Agreement dated September 29, 2011 between Xcel Brands, Inc. and purchasers in the private placement consummated on such date(1)

4.4	Form of Executive Warrant(1)

4.5	Form of Director Option(1)

4.6	Warrant issued to Joe Falco dated September 29, 2011(1)

4.7	Warrant issued to Great American Life Insurance Company dated September 29, 2011(1)

4.8	Warrant issued to Great American Insurance Company dated September 29, 2011(1)

4.9	Rights Agreement by and among Xcel Brands, Inc., Great American Life Insurance Company and Great American Insurance Company, dated September 29, 2011(1)

4.10	Form of Warrant issued in the June 5, 2013 private placement(3)

4.11	Warrant issued to Hilco Trading LLC dated December 23, 2014(11)

9.1	Amended and Restated Voting Agreement between Xcel Brands, Inc. and IM Ready-Made, LLC, dated as of December 24, 2011(6)

9.2	Voting Agreement between Xcel Brands, Inc. and Judith Ripka Berk, dated as of April 1, 2014(8)

9.3	Voting Agreement dated as of December 22, 2014 by and between Xcel Brands, Inc. and H Company IP, LLC(11)

9.4	Voting Agreement dated as of December 22, 2014 by and between Xcel Brands, Inc. and Hilco Trading, LLC(11)

10.1+	Asset Purchase Agreement by and among Xcel Brands, Inc., IM Brands, LLC, IM Ready-Made, LLC, Isaac Mizrahi and Marisa Gardini, dated as of May 19, 2011, as amended on July 28, 2011, as amended on September 15, 2011, as amended on September 21, 2011, and as amended on September 29, 2011(1)

10.2	Promissory Note between Xcel Brands, Inc. and IM Ready-Made, LLC, dated December 24, 3013(6)

10.3*	Second Amended and Restated Agreement and Consent to Assignment by and among QVC, Inc., IM Brands, LLC, IM Ready-Made, LLC, Xcel Brands, Inc. and Isaac Mizrahi, dated September 28, 2011(2)

Exhibit Number	Description

10.4	Assignment and Assumption, New York Landlord Consent by and among Adler Holdings III, LLC, IM Ready-Made, LLC and Xcel Brands, Inc., dated September 29, 2011, and Guaranty by IM Brands, Inc., dated September 29, 2011(1)

10.5+	Agreement of Merger and Plan Reorganization by and among NetFabric Holdings, Inc., NetFabric Acquisition Corp., and Xcel Brands, Inc., dated September 29, 2011(1)

10.6	Employment Agreement entered into with Isaac Mizrahi, dated December 24, 2013(6)

10.7	First Amendment to Employment Agreement entered into with Isaac Mizrahi made as of December 2, 2015(17)

10.8	Line Letter Agreement dated as of July 31, 2013 between IM Brands, LLC and Bank Hapoalim B.M.(4)

10.9	Promissory Note dated July 31, 2013 in the principal amount equal to $13,000,000 made by IM Brands, LLC to the order of Bank Hapoalim B.M., as supplemented by the Loan Rider.(4)

10.10	Security Agreement dated as of July 31, 2013 between IM Brands, LLC and Bank Hapoalim B.M.(4)

10.11	Intellectual Property Security Agreement dated as of July 31, 2013 between the IM Brands, LLC and Bank Hapoalim B.M.(4)

10.12	Guaranty dated July 31, 2013 made by Xcel Brands, Inc. for the benefit of Bank Hapoalim B.M.(4)

10.13	Membership Pledge Agreement dated as of July 31, 2013 made by Xcel Brands, Inc. in favor of Bank Hapoalim B.M.(4)

10.14	Subordination Agreement dated as of July 31, 2013, among Bank Hapoalim B.M., IM Ready-Made, LLC, Xcel Brands, Inc. and IM Brands, LLC.(4)

10.15*	Amendment No. 1 to Second Amended and Restated Agreement and Consent to Assignment by and among QVC, Inc., IM Brands, LLC, IM Ready-Made, LLC, Xcel Brands, Inc. and Isaac Mizrahi, dated September 28, 2011(5)

10.16	Second Amended and Restated Employment Agreement between the Company and Robert D’Loren(9)

10.17	Second Amended and Restated Employment Agreement between the Company and James Haran(9)

10.18	Second Amended and Restated Employment Agreement between the Company and Seth Burroughs(9)

10.19	Second Amended and Restated Employment Agreement between the Company and Joe Falco(9)

10.20	Amended and Restated Fifth Amendment, dated as of December 24, 2013 to the Asset Purchase Agreement filed as Exhibit 10.1(7)

10.21	Line Letter Agreement entered into on April 3, 2014 and dated as of April 1, 2014 by and among Xcel Brands, Inc., JR Licensing LLC and Bank Hapoalim B.M.(8)

10.22	Guaranty of IM Brands, LLC in favor of Bank Hapoalim B.M.(8)

10.23	Promissory Note executed on April 3, 2014 and dated as of April 1, 2014 in the principal amount of $9,000,000 made by JR Licensing, LLC to the order of Bank Hapoalim B.M., as supplemented by Loan Rider(8)

10.24	Amendment No. 1 to Promissory Note, Line Letter Agreement and Security Agreements entered into on April 3, 2014 as of April 1, 2014 by and among IM Brands, LLC, Xcel Brands, Inc. and Bank Hapoalim B.M.(8)

Exhibit Number	Description

10.25	Guaranty of JR Licensing LLC in favor of Bank Hapoalim B.M.(8)

10.26	Guaranty of Xcel Brands, Inc. in favor of Bank Hapoalim B.M.(8)

10.27	Employment Agreement entered into with Judith Ripka Berk as of April 1, 2014.(8)

10.28+	Asset Purchase Agreement by and among Xcel Brands, Inc., JR Licensing, LLC, Judith Ripka Creations, Inc., Judith Ripka Companies Inc., Judith Ripka Designs, LTD, JSB Marketing Corp. and Judith Ripka Berk entered into as of April 1, 2014(8)

10.29+	Asset Purchase Agreement by and among Xcel Brands, Inc., H. Licensing, LLC and H Company IP LLC and House of Halston, LLC entered into on December 22, 2014(11)

10.30	Line Letter Agreement dated as of December 22, 2014 by and among Xcel Brands, Inc., H Licensing LLC and Bank Hapoalim B.M.(11)

10.31	Guaranty of H Licensing, LLC in favor of Bank Hapoalim B.M.(11)

10.32	Promissory Note executed dated as of December 22, 2014 in the principal amount of $10,000,000 made by H Licensing, LLC to the order of Bank Hapoalim B.M., as supplemented by Loan Rider(11)

10.33	Amendment No. 1 to Promissory Note, Line Letter Agreement and Security Agreements dated as of December 22, 2014 by and among JR Licensing, LLC, Xcel Brands, Inc. and Bank Hapoalim B.M.(11)

10.34	Amendment No. 2 to Promissory Note, Line Letter Agreement and Security Agreements dated as of December 22, 2014 by and among IM Brands, LLC, Xcel Brands, Inc. and Bank Hapoalim B.M.(11)

10.35	Guaranty of IM Brands, LLC in favor of Bank Hapoalim B.M.(11)

10.36	Guaranty of JR Licensing LLC in favor of Bank Hapoalim B.M.(11)

10.37	Guaranty of Xcel Brands, Inc. in favor of Bank Hapoalim B.M.(11)

10.38	Letter Agreement dated as of December 22, 2014 by and between Xcel Brands, Inc. and Young America Capital, LLC(11)

10.39	Security Agreement dated as of December 22, 2014 by and between H Licensing, LLC. and Bank Hapoalim B.M.(11)

10.40	Intellectual Property Security Agreement dated as of December 22, 2014 by and between H Licensing, LLC. and Bank Hapoalim B.M.(11)

10.41	Amendment No. 2 to Line Letter Agreement dated as of February 19, 2015 by and among JR Licensing, LLC, Xcel Brands, Inc. and Bank Hapoalim B.M.(13)

10.42	Amendment No. 3 to Line Letter Agreement dated as of February 19, 2015 by and among IM Brands, LLC, Xcel Brands, Inc. and Bank Hapoalim B.M.(13)

10.43	Release Letter dated as of February 20, 2015, by and between the Company and Thai Jewelry Manufacturer Co. LTD.(13)

10.44	Asset Purchase Agreement, dated as of July 16, 2015, by and among Xcel Brands, Inc., C Wonder Licensing, LLC, Burch Acquisition, LLC and J. Christopher Burch(16)

10.45	Form of Voting Agreement by and between Xcel Brands, Inc. and Burch Acquisition, LLC (16)

10.46	Amendment to Line Letter Agreement, dated as of June 25, 2015, by and between Xcel Brands, Inc. and Bank Hapoalim B.M.(14)

10.47	Sublease Agreement, dated as of July 8, 2015, by and between Xcel Brands, Inc. and GBG USA Inc.(15)

10.48	Amended and Restated Loan and Security Agreement by and among Bank Hapoalim B.M., as agent, the financial institution party thereto as lenders, Xcel Brands, Inc. and IM Brands, LLC, JR Licensing, LLC, H Licensing, LLC, C Wonder Licensing LLC, Xcel Design Group, LLC, IMNY Retail Management. LLC. IMNY E-Store USA, LLC, as guarantors (18)

Exhibit Number	Description

21.1	Subsidiaries of the Registrant(19)

21.3	Consent of Independent Registered Public Accounting Firm(19)

31(i).1	Rule 13a-14(a)/15d-14(a) Certification (CEO)(19)

31(i).2	Rule 13a-14(a)/15d-14(a) Certification (CFO)(19)

32(i).1	Section 1350 Certification (CEO)(19)

32(i).2	Section 1350 Certification (CEO)(19)

101.INS	XBRL Instance Document(19)

101.SCH	XBRL Taxonomy Schema(19)

101.CAL	XBRL Taxonomy Calculation Linkbase(19)

101.DEF	XBRL Taxonomy Definition Linkbase(19)

101.LAB	XBRL Taxonomy Label Linkbase(19)

101.PRE	XBRL Taxonomy Presentation Linkbase(19)

(1)	This Exhibit is incorporated by reference to the appropriate exhibit to the Current Report on Form 8-K, which was filed with the SEC on October 5, 2011.

(2)	This Exhibit is incorporated by reference to the appropriate exhibit to the Current Report filed on Form 8-K/A, which was filed with the SEC on February 7, 2012.

(3)	This Exhibit is incorporated by reference to the appropriate exhibit to the Current Report on Form 8-K, which was filed with the SEC on June 7, 2013.

(4)	This Exhibit is incorporated by reference to the appropriate exhibit to the Current Report on form 8-K, which was filed with the SEC on August 7, 2013.

(5)	This Exhibit is incorporated by reference to the appropriate exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, which was filed with the SEC on August 13, 2013.

(6)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on December 24, 2013.

(7)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on March 20, 2014.

(8)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on April 9, 2014.

(9)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on October 3, 2014.

(10)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on November 7, 2014.

(11)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on December 24, 2014.

(12)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Definitive Information Statement on Form 14C, which was filed with the SEC on October 16, 2014.

(13)	This Exhibit is incorporated by reference to the appropriate exhibit to the Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 31, 2015.

(14)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on July 1, 2015.

(15)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on July 14, 2015.

(16)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on July 17, 2015.

(17)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on December 17, 2015.

(18)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on March 3, 2016.

(19)	Filed herewith.

*	Portions of this exhibit have been omitted pursuant to a Request for Confidential Treatment and filed separately with the SEC. Such portions are designated “***”.

+	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Xcel Brands, Inc. hereby undertakes to furnish supplementally to the SEC copies of any of the omitted schedules and exhibits upon request by the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 17, 2016	/s/ Robert W. D’Loren
Robert W. D’Loren, Chairman, President,
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title
/s/ Robert D’Loren	Chief Executive Officer and Chairman	March 15, 2016
Robert D’Loren	(Principal Executive Officer)

/s/ James Haran	Chief Financial Officer	March 15, 2016
James Haran	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael R. Francis	Director	March 15, 2016
Michael R. Francis

/s/ Benjamin Malka	Director	March 15, 2016
Benjamin Malka

/s/ Mark DiSanto	Director	March 15, 2016
Mark DiSanto

/s/ Todd Slater	Director	March 15, 2016
Todd Slater

/s/ Edward Jones, III	Director	March 15, 2016
Edward Jones, III

/s/ Howard Liebman	Director	March 15, 2016
Howard Liebman

