Form 10-Q
period 2016-03-31
XCel Brands, Inc.
filed 2016-05-10
CIK 1083220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number: 0-31553

XCEL BRANDS, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0307819
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

475 Tenth Avenue, 4th Floor, New York, NY 10018
(Address of Principal Executive Offices)

(347) 727-2474

(Issuer's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

As of May 9, 2016, there were 18,669,602 shares of common stock, $.001 par value per share, of the issuer outstanding.

XCEL BRANDS, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	(Unaudited)	(Note 1)
Assets
Current Assets:
Cash and cash equivalents	$12,586	$16,860
Accounts receivable, net	9,127	7,594
Prepaid expenses and other current assets	726	655
Total current assets	22,439	25,109
Property and equipment, net	973	871
Trademarks and other intangibles, net	112,041	112,323
Goodwill	12,371	12,371
Restricted cash	1,109	1,109
Other assets	287	343
Total non-current assets	126,781	127,017
Total Assets	$149,220	$152,126

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$2,263	$3,372
Deferred revenue	40	597
Current portion of long-term debt	7,864	8,918
Current portion of long-term debt, contingent obligations	-	250
Total current liabilities	10,167	13,137
Long-Term Liabilities:
Long-term debt, less current portion	30,793	31,860
Deferred tax liabilities, net	6,698	6,749
Other long-term liabilities	594	297
Total long-term liabilities	38,085	38,906
Total Liabilities	48,252	52,043

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 35,000,000 shares authorized at March 31, 2016 and December 31, 2015, and 18,674,852 and 18,434,634 issued and outstanding at March 31, 2016 and December 31, 2015, respectively	19	18
Paid-in capital	94,928	93,999
Retained earnings	6,021	6,066
Total Stockholders' Equity	100,968	100,083

Total Liabilities and Stockholders' Equity	$149,220	$152,126

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2016	2015
Revenues
Net licensing revenue	$8,345	$6,524
Net e-commerce sales	47	67
Total revenues	8,392	6,591
Cost of goods sold	70	45
Gross profit	8,322	6,546

Operating expenses
Salaries, benefits and employment taxes	4,210	3,103
Other design and marketing costs	829	284
Other selling, general and administrative expenses	1,306	986
Stock-based compensation	1,212	1,013
Depreciation and amortization	426	262
Total operating expenses	7,983	5,648

Other expense
Loss on extinguishment of debt	-	611

Operating income	339	287

Interest and finance expense
Interest expense - term debt	311	312
Other interest and finance charges	124	199
Total interest and finance expense	435	511

Loss from continuing operations before income taxes	(96)	(224)

Income tax benefit	(51)	(106)

Loss from continuing operations	(45)	(118)

Loss from discontinued operations, net	-	(213)

Net loss	$(45)	$(331)

Basic and diluted net loss per share:
Continuing operations	$(0.00)	$(0.01)
Discontinued operations, net	0.00	(0.01)
Net loss	$(0.00)	$(0.02)

Basic and diluted weighted average common shares outstanding	18,458,748	14,069,419

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months Ended March 31,
	2016	2015

Cash flows from operating activities
Net loss	$(45)	$(331)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations, net	-	213
Depreciation and amortization expense	426	262
Amortization of deferred finance costs	46	39
Stock-based compensation	1,212	1,013
Allowance for doubtful accounts	-	35
Amortization of note discount	80	155
Deferred income tax benefit	(51)	(340)
Tax benefit from vested stock grants and exercised options	-	(28)
Loss on extinguishment of debt	-	611
Changes in operating assets and liabilities:
Accounts receivable	(1,534)	(1,277)
Prepaid expenses and other assets	(66)	(175)
Accounts payable, accrued expenses and other current liabilities	(1,110)	(483)
Deferred revenue	(557)	12
Other liabilities	297	(57)
Net cash used in operating activities from continuing operations	(1,302)	(351)
Net cash used in operating activities from discontinued operations, net	-	(49)
Net cash used in operating activities	(1,302)	(400)

Cash flows from investing activities
Cash consideration for asset acquisition of the H Halston Brand	-	(14)
Purchase of property and equipment	(246)	(27)
Net cash used in investing activities	(246)	(41)

Cash flows from financing activities
Proceeds from exercise of stock options	20	-
Tax benefit from vested stock grants and exercised options	-	28
Shares repurchased including vested restricted stock in exchange for withholding taxes	(302)	-
Payment of deferred finance costs	(69)	(10)
Payment of long-term debt	(2,125)	(1,000)
Payment of QVC earnout obligation	(250)	-
Payment of installment obligations related to the acquisition of the Ripka Brand	-	(900)
Net cash used in financing activities	(2,726)	(1,882)

Net decrease in cash and cash equivalents	(4,274)	(2,323)

Cash and cash equivalents, beginning of period	16,860	8,531

Cash and cash equivalents, end of period	$12,586	$6,208

Supplemental disclosure of non-cash activities:
Issuance of common stock as payment for a portion of the Ripka Seller Notes	$-	$2,400

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$112	$303
Cash paid during the period for interest	$270	$222

See Notes to Unaudited Condensed Consolidated Financial Statements.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited consolidated financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows of Xcel Brands, Inc. and its subsidiaries (the “Company”).  The results of operations for the interim periods presented herein are not necessarily indicative of the results for the entire fiscal year or for any future interim periods.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 17, 2016.

The Company is a brand development and media company engaged in the design, production, licensing, marketing and direct to consumer sales of branded apparel, footwear, accessories, jewelry, home goods, and other consumer products, and the acquisition of dynamic consumer lifestyle brands. Currently, the Company’s brand portfolio consists of the Isaac Mizrahi brand (the "Isaac Mizrahi Brand"), the Judith Ripka brand (the “Ripka Brand”), the H by Halston and H Halston brands (collectively, the “H Halston Brands”), the C Wonder brand (the “C Wonder Brand”), and the newly created Highline Collective brand. The Company also manages and designs the Liz Claiborne New York brand (“LCNY Brand”) through July 31, 2016. Going forward, the Company’s focus shall be on its wholly owned brands.

The Company licenses its brands to third parties, provides certain design, production, and marketing services, and generates royalty design and service fee revenues through licensing and other agreements with manufacturers and retailers. These activities include licensing its own brands for promotion and distribution through an omni-channel retail sales strategy, which includes distribution through direct-response television, the internet, and traditional brick-and-mortar retail channels.

In December 2014, the Company decided to close its retail stores. Accordingly, the Company’s retail operations are treated and presented as discontinued operations (see Note 8).

Certain reclassifications have been made to the prior period condensed consolidated financial statements to conform to the current period presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09). ASU 2016-09 requires that all excess tax benefits and tax deficiencies be recognized in the income statement as discrete tax items in the interim period in which they occur, clarifies that employee taxes paid when an employer withholds shares for tax purposes should be presented on the statement of cash flows as a financing activity, and changes the presentation of excess tax benefits on the statement of cash flows from a financing activity to an operating activity. ASU 2016-09 also provides for a policy election to either estimate the number of awards expected to vest (as per current GAAP) or account for forfeitures when they occur. This new accounting guidance is effective for public companies for fiscal years beginning after December 15, 2016 (i.e., calendar years beginning on January 1, 2017), including interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. The Company is currently evaluating the impact that the adoption of ASU 2016-09 will have on the Company’s consolidated financial statements.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

2.	Trademarks, Goodwill and Other Intangibles

Trademarks and other intangibles, net consist of the following:

		March 31, 2016
($ in thousands)	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks (indefinite-lived)	n/a	$96,676	$-	$96,676
Trademarks (definite-lived)	15 years	15,437	686	14,751
Licensing agreements	4 years	2,000	2,000	-
Non-compete agreement	7 years	562	100	462
Copyrights and other intellectual property	10 years	190	38	152
Total		$114,865	$2,824	$112,041

		December 31, 2015
($ in thousands)	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks (indefinite-lived)	n/a	$96,676	$-	$96,676
Trademarks (definite-lived)	15 years	15,437	429	15,008
Licensing agreements	4 years	2,000	2,000	-
Non-compete agreement	7 years	562	80	482
Copyrights and other intellectual property	10 years	190	33	157
Total		$114,865	$2,542	$112,323

Amortization expense for intangible assets for the quarter ended March 31, 2016 (the “Current Quarter”) and the quarter ended March 31, 2015 (the “Prior Year Quarter”) was $282,000 and $157,000, respectively.

The trademarks relating to the Isaac Mizrahi Brand, the Ripka Brand, and the H Halston Brands have been determined to have indefinite useful lives and accordingly no amortization has been recorded for these assets.

The Company has $12.371 million of goodwill related to the 2011 acquisition of the Isaac Mizrahi business. There was no change in goodwill during the Current Quarter.

3.	Significant Contracts

QVC Agreements

Under the Company’s agreements with QVC, QVC is required to pay the Company fees based primarily on a percentage of its net sales of Isaac Mizrahi, Ripka, H Halston, and C Wonder branded merchandise. QVC royalty revenue represents a significant portion of the Company’s total revenues. Revenues from QVC totaled $6.79 million and $5.15 million for the Current Quarter and Prior Year Quarter, respectively, representing 81% and 78% of the Company’s total revenues, respectively. As of March 31, 2016 and December 31, 2015, the Company had receivables from QVC of $7.79 million and $6.40 million, respectively, representing 85% and 84% of the Company’s total receivables, respectively.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

4.	Debt

The Company’s net carrying amount of debt is comprised of the following:

(in thousands)	March 31, 2016	December 31, 2015
Xcel Term Loan	$27,875	$-
IM Term Loan	-	11,375
JR Term Loan	-	7,875
H Term Loan	-	10,000
Unamortized deferred finance costs related to term loans	(568)	(493)
IM Seller Note	4,239	4,918
Ripka Seller Notes	477	469
Contingent obligation - IM Seller	-	250
Contingent obligation - JR Seller	3,784	3,784
Contingent obligation - CW Seller	2,850	2,850
Total	38,657	41,028
Current portion (i)	7,864	9,168
Long-term debt	$30,793	$31,860

(i)	The current portion of long-term debt as of March 31, 2016 consists of (a) $3.625 million related to the Xcel Term Loan and (b) $4.239 million related to the IM Seller Note, which is payable in stock or cash at the Company’s discretion.

Xcel Term Loan

On February 26, 2016, Xcel and its wholly owned subsidiaries, IM Brands, LLC, JR Licensing, LLC, H Licensing, LLC, C Wonder Licensing, LLC, Xcel Design Group, LLC, IMNY Retail Management, LLC, and IMNY E-Store, USA, LLC (each a “Guarantor” and collectively, the “Guarantors”), as Guarantors, entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Bank Hapoalim B.M. (“BHI”), as agent (the “Agent”), and the financial institutions party thereto as lenders (the “Lenders”). The Loan Agreement amended and restated the IM Term Loan, the JR Term Loan, and the H Term Loan. Pursuant to the Loan Agreement, Xcel assumed the obligations of each of IM Brands, LLC, JR Licensing, LLC, and H Licensing, LLC under the applicable Existing Line Letters in the aggregate principal amount of $27,875,000 (the “Xcel Term Loan”).

The Xcel Term Loan matures on January 1, 2021. Principal on the Xcel Term Loan is payable in quarterly installments on each of January 1, April 1, July 1 and October 1, starting on April 1, 2016. The aggregate annual principal payments are as follows (amounts shown in thousands):

Year Ending December 31,	Amount of Principal Payment
2016	$2,625
2017	4,000
2018	4,000
2019	4,000
2020	4,000
2021	9,250
Total	$27,875

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

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

The Loan Agreement contains customary covenants, including reporting requirements, trademark preservation, and the following financial covenants of the Company (on a consolidated basis with the Guarantors and any subsidiaries subsequently formed or acquired that become a credit party under the Loan Agreement):

•	net worth (as defined in the Loan Agreement) of at least $90,000,000 at the end of each fiscal quarter ending on June 30 and December 31 of each fiscal year;
•	liquid assets of at least $5,000,000, until such time as the ratio of indebtedness to EBITDA (as defined in the Loan Agreement) is less than 1.00 to 1.00 and, in which event, liquid assets must be at least $3,000,000;
•	a fixed charge ratio of at least 1.20 to 1.00 for each fiscal quarter ended June 30 and December 31 for the twelve fiscal month period ending on such date;
•	capital expenditures shall not exceed (i) $2,650,000 for the year ending December 31, 2016 and (ii) $700,000 for any fiscal year thereafter; and
•	EBITDA (as defined in the Loan Agreement) of $9,500,000 for the fiscal year ending December 31, 2016; and $9,000,000 for each fiscal year thereafter.

The Company was in compliance with all applicable covenants as of March 31, 2016.

In connection with the refinancing of its term loan debt, the Company paid $116,000 of fees to or on behalf of BHI. These fees, along with $466,000 of remaining unamortized deferred finance costs related to the previous term loan debt, have been deferred on the condensed consolidated balance sheet as a reduction to the carrying value of the Xcel Term Loan, and are being amortized into interest expense over the term of the Xcel Term Loan using the interest method.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

IM Seller Note

On September 29, 2011, as part of the consideration for the purchase of the Isaac Mizrahi Business, the Company issued to IM Ready-Made, LLC (“IM Ready”) a promissory note in the principal amount of $7,377,000 (as amended, the “IM Seller Note”). The stated interest rate of the IM Seller Note is 0.25% per annum. Management determined that this rate was below the Company’s expected borrowing rate, which was then estimated at 9.25% per annum. Therefore, the Company discounted the IM Seller Note by $1,740,000 using a 9.0% imputed annual interest rate, resulting in an initial value of $5,637,000. In addition, on September 29, 2011, the Company prepaid $123,000 of interest on the IM Seller Note. The imputed interest amount is being amortized over the term of the IM Seller Note and recorded as other interest and finance expense on the Company’s condensed consolidated statements of operations.

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

The remaining scheduled principal payment (including amortization of imputed interest) of $4,377,000 is payable on September 30, 2016, and is payable in stock or cash at the Company’s sole discretion. The payment of this amount in cash requires BHI’s approval.

For the Current Quarter and Prior Year Quarter, the Company incurred interest expense of $72,000 and $81,000, respectively, which includes amortization of the discount on the IM Seller Note of $72,000 and $76,000, respectively.

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

Management determined that the Company’s expected borrowing rate was estimated to be 7.33% per annum and, therefore, discounted the Ripka Seller Notes by $1,835,000 using a 7.33% imputed annual interest rate, resulting in an initial value of $4,165,000. The imputed interest amount is being amortized over the term of the Ripka Seller Notes and recorded as other interest and finance expense on the Company’s condensed consolidated statements of operations.

On February 20, 2015, the Company agreed to cancel Ripka Seller Notes in the principal amount of $3.0 million and execute in its place: (i) a $2.4 million principal amount promissory note issued in the name of Ripka (the “$2,400,000 Seller Note”) and (ii) a $600,000 principal amount promissory note issued in the name of Ripka (the “$600,000 Seller Note”), each with substantially the same terms as the Ripka Seller Notes; provided, however, that the Company and Ms. Ripka agreed that, upon Ripka’s assignment of the $600,000 Seller Note to a permitted assignee, the principal payments under the $600,000 Seller Note shall accelerate to be payable in eight equal quarterly installments of $75,000 with the first payment due on March 31, 2015 and with the final principal payment payable on December 31, 2016. As of the date of the filing of this Quarterly Report on Form 10-Q, the $600,000 Seller Note has not been assigned. The $2,400,000 Seller Note was assigned by Ripka to Judith Ripka Creations, Inc. and then assigned by Judith Ripka Creations, Inc. to Thai Jewelry Manufacturer Co. LTD. (“Thai Jewelry”).

On February 20, 2015, the Company entered into a release letter (the “Release Letter”) with Thai Jewelry, pursuant to which the Company agreed to issue to Thai Jewelry an aggregate of 266,667 shares of the Company’s common stock in exchange for the cancellation of the $2,400,000 Seller Note. On March 25, 2015, the Company issued the shares of common stock pursuant to the Release Letter. The carrying value, net of the discount at the time of the redemption of the $2.4 million Ripka Seller Notes was $1.79 million and, as a result, the Company recorded a loss on the early extinguishment of debt of $0.61 million during the Prior Year Quarter, which is included in the accompanying condensed consolidated statements of operations.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

On April 21, 2015, the Company satisfied an additional $3.00 million principal amount of the Ripka Seller Notes by issuing 333,334 shares of the Company’s common stock. The carrying value, net of the discount at the time of the redemption of the $3.00 million Ripka Seller Notes was $2.24 million.

For the Current Quarter and Prior Year Quarter, the Company incurred interest expense of $9,000 and $79,000, respectively, which consisted solely of amortization of the discount on the Ripka Seller Notes.

Contingent Obligation – IM Seller (QVC Earn-Out)

The Company was obligated to pay IM Ready $2.76 million, payable in cash or common stock, at the Company’s option, contingent upon IM Brands receiving aggregate net royalty income of at least $2.5 million from QVC in the twelve-month period ended September 30, 2015 with the number of shares of such stock based upon the greater of (x) $4.50 per share, and (y) the average stock price for the last twenty business days prior to the time of such issuance. The $2.5 million in net royalty income from QVC for the twelve-month period ended September 30, 2015 was met and, therefore, the Company issued IM Ready 290,473 shares of common stock, valued at $2.51 million as of September 30, 2015 and made a $0.25 million payment in cash in January 2016 to satisfy this obligation.

Contingent Obligation – JR Seller (Ripka Earn-Out)

In connection with the purchase of the Ripka Brand, the Company agreed to pay Ripka additional consideration of up to $5 million in aggregate (the “Ripka Earn-Out”), payable in cash or shares of the Company’s common stock based on the fair market value of the Company’s common stock at the time of payment, and with a floor of $7.00 per share, based on the Ripka Brand achieving in excess of $1 million of net royalty income during each of the 12-month periods ending on October 1, 2016, 2017 and 2018, less the sum of all earn-out payments for any prior earn-out period. Net royalty income does not include any revenues generated by direct-response television sales or any revenue accelerated as a result of termination of any license agreement. The Ripka Earn-Out of $3.78 million is recorded in the accompanying condensed consolidated balance sheets based on the difference between the fair value of the acquired assets of the Ripka Brand at the acquisition date and the total consideration paid. In accordance with ASC Topic 480, the Ripka Earn-Out obligation is classified as a liability in the accompanying condensed consolidated balance sheets because of the variable number of shares payable under the agreement.

Contingent Obligations – CW Seller (C Wonder Earn-Out)

In connection with the purchase of the C Wonder Brand, the Company agreed to pay the seller additional consideration (the “C Wonder Earn-Out”), which would be payable, if at all, in cash or shares of common stock of the Company, at the Company’s sole discretion, after June 30, 2019, with a value based on the royalties related directly to the assets the Company acquired pursuant to the Purchase Agreement. The value of the earn-out shall be calculated as the positive amount, if any, of (i) two times (A) the maximum net royalties as calculated for any single twelve month period commencing on July 1 and ending on June 30 between the closing date and June 30, 2019 (each, a “Royalty Target Year”) less (B) $4,000,000, plus (ii) two times the maximum royalty determined based on a percentage of retail and wholesale sales of C Wonder branded products by the Company as calculated for any single Royalty Target Year. The C Wonder Earn-Out of $2.85 million is recorded in the accompanying condensed consolidated balance sheets based on the probability of the C Wonder Brand achieving certain net royalty income targets within the earn-out periods and then calculating the present value of the weighted average payment amount. In accordance with ASC Topic 480, the C Wonder Earn-Out obligation is classified as a liability in the accompanying condensed consolidated balance sheets because of the variable number of shares payable under the agreement.

As of March 31, 2016 and December 31, 2015, total contingent obligations were $6.63 million and $6.88 million, respectively.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

5.	Stockholders’ Equity

2011 Equity Incentive Plan

The Company’s 2011 Equity Incentive Plan, as amended and restated (the “Plan”), is designed and utilized to enable the Company to provide its employees, officers, directors, consultants and others whose past, present and/or potential contributions to the Company have been, are or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company. A total of 8,000,000 shares of common stock are eligible for issuance under the Plan. The Plan provides for the grant of any or all of the following types of awards: stock options, restricted stock, deferred stock, stock appreciation rights and other stock-based awards. The Plan is administered by the Company’s Board of Directors, or, at the Board’s discretion, a committee of the Board.

The fair value of options and warrants is estimated on the date of grant using the Black-Scholes option pricing model. The valuation determined by the Black-Scholes option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The risk-free rate is based on the U.S. Treasury rate for the expected life at the time of grant, volatility is based on the average long-term implied volatilities of peer companies, the expected life is based on the estimated average of the life of options and warrants using the simplified method, and forfeitures are estimated on the date of grant based on certain historical data. The Company utilizes the simplified method to determine the expected life of the options and warrants due to insufficient exercise activity during recent years as a basis from which to estimate future exercise patterns. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock Options

Options granted under the Plan expire at various times, either five, seven or ten years from the date of grant, depending on the particular grant.

On March 1, 2016, the Company granted options to purchase an aggregate of 100,000 shares of common stock to a member of management. The exercise price of the options is $7.00 per share, and one-third of the options will vest on each of December 31, 2016, December 31, 2017, and March 31, 2018.

On March 31, 2016, the Company granted options to purchase an aggregate of 1,671,500 shares of common stock to certain executives, non-executive management, and employees. The exercise price of the options is $5.80 per share, and one-third of the options will vest on each of March 31, 2017, March 31, 2018, and March 31, 2019.

On March 31, 2016, the Company granted options to purchase an aggregate of 500,000 shares of common stock to certain key employees. The exercise price for 100,000 of these options is $5.80 per share, and such options will vest on January 1, 2017. The exercise price of the remaining 400,000 options is $7.50 per share, and the vesting of such options is dependent upon the achievement of certain royalty income targets.

On March 31, 2016, the Company granted options to purchase an aggregate of 150,000 shares of common stock to non-management directors. The exercise price of the options is $5.80 per share, and 50% of the options will vest on each of March 31, 2017 and March 31, 2018.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

The fair values of the options granted during the Current Quarter were estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected Volatility	33.25 – 33.88%
Expected Dividend Yield	0%
Expected Life (Term)	3.25 – 5.32 years
Risk-Free Interest Rate	0.91 – 1.21%

A summary of the Company’s stock options activity for the Current Quarter is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	379,500	$5.50	1.71	$1,174,000
Granted	2,421,500	6.13
Canceled	-	-
Exercised	(6,500)	(3.00)
Expired/Forfeited	-	-
Outstanding and expected to vest at March 31, 2016	2,794,500	$6.05	4.83	$(695,000)
Exercisable at March 31, 2016	325,500	$5.22	1.18	$188,000

Compensation expense related to stock options for the Current Quarter and the Prior Year Quarter was approximately $18,000 and $17,000, respectively. Total unrecognized compensation expense related to unvested stock options at March 31, 2016 amounts to $3,516,000 and is expected to be recognized over a weighted average period of 3.24 years.

The following table summarizes the Company’s stock option activity for non-vested options for the Current Quarter:

	Number of Options	Weighted Average Grant Date Fair Value
Balance at January 1, 2016	47,500	$1.43
Granted	2,421,500	1.45
Vested	-	-
Forfeited or Canceled	-	-
Balance at March 31, 2016	2,469,000	$1.45

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

Warrants

Warrants granted under the Plan expire at various times, either five, seven or ten years from the date of grant, depending on the particular grant.

A summary of the Company’s warrants activity for the Current Quarter is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding and exercisable at January 1, 2016	2,219,543	$6.07	3.23	$3,168,000
Granted	-	-
Canceled	-	-
Exercised	(25,000)	(0.01)
Expired/Forfeited	-	-
Outstanding and exercisable at March 31, 2016	2,194,543	$6.14	3.01	$(750,000)

No compensation expense was recognized in the Current Quarter or Prior Year Quarter related to warrants.

Restricted Stock

On March 31, 2016, the Company issued to a key employee 17,242 shares of restricted stock. The shares of restricted stock vest over six months.

On March 31, 2016, the Company issued to a member of management 50,000 shares of restricted stock. The shares of restricted stock vest evenly over 4 years, whereby 25% shall vest on each of March 31, 2017, March 31, 2018, March 31, 2019, and March 31, 2020.

On March 31, 2016, the Company issued to certain executives an aggregate of 150,001 shares of restricted stock. The shares of restricted stock vest evenly over three years, whereby one-third shall vest on each of March 31, 2017, March 31, 2018, and March 31, 2019.

On March 31, 2016, the Company issued to non-management directors an aggregate of 48,000 shares of restricted stock. The shares of restricted stock will vest evenly over two years, whereby 50% shall vest on March 31, 2017 and 50% shall vest on March 31, 2018.

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

A summary of the Company’s restricted stock activity for the Current Quarter is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	3,530,485	$4.95
Granted	265,243	5.80
Canceled	-	-
Vested	(162,500)	4.48
Expired/Forfeited	(4,525)	8.66
Outstanding at March 31, 2016	3,628,703	$5.03

Compensation expense related to restricted stock grants for the Current Quarter and Prior Year Quarter was $1,194,000 and $996,000, respectively. Total unrecognized compensation expense related to unvested restricted stock grants at March 31, 2016 amounts to $4,818,000 and is expected to be recognized over a weighted average period of 1.67 years.

Shares Available Under the Company’s 2011 Equity Incentive Plan

At March 31, 2016, there were 562,610 shares of common stock available for issuance under the Plan.

Shares Reserved for Issuance

At March 31, 2016, there were 5,551,653 shares of common stock reserved for issuance pursuant to unexercised warrants and stock options, or available for issuance under the Plan.

Dividends

The Company has not paid any dividends to date.

6.	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period, including stock options and warrants, using the treasury stock method. Diluted EPS excludes all potentially dilutive shares of common stock if their effect is anti-dilutive.

Weighted-average basic shares outstanding for the three months ended March 31, 2016 and 2015 were 18,458,748 and 14,069,419, respectively. As a result of the net loss from continuing operations presented for the three months ended March 31, 2016 and 2015, the Company calculated diluted earnings per share using weighted-average basic shares outstanding for those periods, as utilizing diluted shares would be anti-dilutive to loss per share.

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2016	2015
Stock options and warrants	3,266,500	750,000

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

7.	Income Tax

The effective income tax rate for the Current Quarter and the Prior Year Quarter was approximately (53%) and (47%), respectively, resulting in an income tax benefit of $51,000 and $106,000, respectively.

8.	Discontinued Operations

Discontinued operations represents the net sales and expenses related to the Company’s retail operations, which were discontinued in December 2014. A summary of the results of discontinued operations for the Current Quarter and Prior Year Quarter is as follows:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2016	2015
Net sales	$-	$106
Cost of sales	-	(120)
Operating expenses	-	(175)
Loss from disposal of discontinued operations	-	(164)
Income tax benefit	-	140
Loss from discontinued operations, net	$-	$(213)

Loss per share from discontinued operations, net:
Basic and Diluted	$-	$(0.01)

Weighted average shares outstanding:
Basic and Diluted	18,458,748	14,069,419

Assets and liabilities of discontinued operations were not material as of March 31, 2016 and December 31, 2015.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

9.	Related Party Transactions

Todd Slater

On September 29, 2011, the Company entered into an agreement, which was amended on October 4, 2011 and on July 10, 2012, with Todd Slater, who is a director of the Company, for services related to the Company’s licensing strategy and introduction to potential licensees.

The Company incurred direct licensing costs with Mr. Slater for the Prior Year Quarter of $8,000.

Benjamin Malka

The Company entered into a license agreement with The H Company IP, LLC (“HIP”) on December 22, 2014, which was amended September 1, 2015. Benjamin Malka, a director of the Company, is a 25% equity holder of HIP’s parent company, HOH and Chief Executive Officer of HOH. The HIP license agreement provides for royalty payments including guaranteed minimum royalties to be paid to the Company during the initial term that expires on December 31, 2019.

On September 1, 2015 the Company entered into a license agreement with Lord and Taylor, LLC (the “L&T License”) and simultaneously amended the H Halston License Agreement eliminating HIP’s minimum guaranteed royalty obligations, provided the L&T License is in effect. In addition, the Company entered into a sublicense agreement with HIP obligating the Company to pay HIP a royalty participation fee on an annual basis the greater of (i) 50% of royalties received under the L&T License or (ii) guaranteed minimum royalties. Guaranteed minimum royalties are equal to $0.25 million for the seventeen months ending January 31, 2017, and $0.75 million, $0.75 million, $1.5 million, and $1.75 million for the twelve months ending January 31, 2018, 2019, 2020, and 2021, respectively.

The Company incurred a $34,000 royalty participation fee with HIP for the Current Quarter.

Licensing Agent Agreement

On August 2, 2011, the Company entered into a licensing agent agreement with Adam Dweck, son of Jack Dweck, a former director of the Company, pursuant to which he is entitled to a five percent commission on any royalties the Company receives under any new license agreements that he procures for the Company for the initial term of such license agreements. Adam Dweck earned approximately $1,000 and $7,000 in fees for the Current Quarter and Prior Year Quarter, respectively.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements that are not historical facts contained in this report are forward-looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks are detailed in the Risk Section of our Form 10-K for the fiscal year ended December 31, 2015. The words “believe,” “anticipate,” “expect,” “continue,” “estimate,” “appear,” “suggest,” “goal,” “potential,” “predicts,” “seek,” “will,” “confident,” “project,” “provide,” “plan,” “likely,” “future,” “ongoing,” “intend,” “may,” “should,” “would,” “could,” “guidance,” and similar expressions identify forward-looking statements.

Overview

Xcel Brands, Inc. (“Xcel,” the “Company,” “we,” “us” or “our”) is a brand development and media company engaged in the design, production, licensing, marketing, and direct to consumer sales of branded apparel, footwear, accessories, jewelry, home goods, and other consumer products, and the acquisition of dynamic consumer lifestyle brands. Currently, our brand portfolio consists of the Isaac Mizrahi, Judith Ripka, H Halston, C Wonder, and Highline Collective brands. We also manage and design the Liz Claiborne New York brand (“LCNY Brand”) through July 31, 2016. Going forward, our focus shall be on our wholly owned brands.

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

We opened a full-price store and an outlet store under the Mizrahi brands in 2013 and 2014, respectively. In December 2014, we decided to close our retail stores. Accordingly, our retail operations have been classified as discontinued operations for all periods presented. Our e-commerce operations, which were previously reported as a component of retail operations, are reported as a component of our licensing business.

Summary of Operating Results

The three months ended March 31, 2016 (the “Current Quarter”) compared with the three months ended March 31, 2015 (the “Prior Year Quarter”).

Total Revenues

Current Quarter total revenues increased approximately $1.8 million to $8.39 million from $6.59 million in the Prior Year Quarter. This increase was primarily related to increases in net licensing revenues of $1.82 million, partially offset by declines in net e-commerce sales of $0.02 million.

The increase in net licensing revenues for the Current Quarter as compared with the Prior Year Quarter was primarily due to revenues generated by the H Halston Brands and the C Wonder Brand, acquired in late December 2014 and in July 2015, respectively.

The decline in net e-commerce sales from the Prior Year Quarter is the result of management’s actions in the Current Quarter to refocus our e-commerce operations and concentrate these efforts solely on the Judith Ripka brand.

Gross Profit

Gross profit for the Current Quarter was $8.32 million, compared with $6.55 million for the Prior Year Quarter. The increase in gross profit was primarily attributable to the net increase in licensing revenues described above.

Operating Expenses

Operating expenses totaled $7.98 million for the Current Quarter, compared with $5.65 million for the Prior Year Quarter. The increase of approximately $2.33 million was primarily related to an increase in compensation-related expenses (including stock-based compensation) of approximately $1.31 million, an increase in design and marketing costs of approximately $0.54 million, and an increase in other selling, general and administrative expenses of approximately $0.32 million. These increases in expenses were the result of increased staffing and scaling of our operations to support (i) the C Wonder Brand, which we acquired in July 2015 and which began selling on QVC in March 2016, (ii) the development and operation of our quick-time-response “virtual vertical” platform, and (iii) ramp-up for the launch of the IMNYC Isaac Mizrahi, H Halston, and newly created Highline Collective brands at Lord & Taylor and Hudson’s Bay department stores in April 2016.

The increase in depreciation and amortization expense of approximately $0.16 million was primarily related to the amortization of the C Wonder trademarks acquired in July 2015, partially offset by certain other intangible assets becoming fully amortized in 2015 (see Note 2 in the Unaudited Condensed Consolidated Financial Statements).

Other Expenses

Other expenses of $0.61 million for the Prior Year Quarter represent a loss on extinguishment of debt as a result of our satisfying $2.40 million principal amount of Ripka Seller Notes by issuing 266,667 shares of our common stock in March 2015. The carrying value, net of the discount of the $2.40 million principal amount of Ripka Seller Notes at the redemption date was $1.79 million, resulting in a loss of $0.61 million.

Interest and Finance Expense

Interest and finance expense for the Current Quarter decreased by approximately $0.07 million to $0.44 million, compared with $0.51 million in the Prior Year Quarter. This decrease was primarily due to the satisfaction of $5.40 million principal amount of Ripka Seller Notes in March 2015 and April 2015.

Income Tax Benefit

The effective income tax rate for the Current Quarter was approximately 53% resulting in a $0.05 million income tax benefit. The effective income tax rate for the Prior Year Quarter was 47% which resulted in a $0.11 million income tax benefit.

Discontinued Operations

The loss from discontinued operations, net of $0.21 million in the Prior Year Quarter was related to our retail operations and was primarily attributable to compensation expense, other general and administrative expenses, and wind down costs associated with the closing of our retail stores, partially offset by an income tax benefit of $0.14 million. As these wind down and closure activities were essentially completed by the end of 2015, we had no such costs reported as discontinued operations in the Current Quarter.

Net Loss

The Company had a net loss of $0.05 million for the Current Quarter, compared with a net loss of $0.33 million for the Prior Year Quarter.

Non-GAAP Net Income, Non-GAAP Diluted EPS, and Adjusted EBITDA

The Company had non-GAAP net income of $1.25 million, or $0.07 per diluted share (“non-GAAP diluted EPS”) for the Current Quarter, compared with non-GAAP net income of $1.67 million, or non-GAAP diluted EPS of $0.11 for the Prior Year Quarter. Non-GAAP net income is a non-GAAP unaudited term, which we define as net income (loss), exclusive of stock-based compensation, non-cash interest expense from discounted debt related to acquired assets, gain on the reduction of contingent obligations (if any), loss on extinguishment of debt, other non-cash adjustments, and loss from discontinued operations, net. Non-GAAP net income and non-GAAP diluted EPS measures do not include the tax effect of the aforementioned adjusting items.

The Company had Adjusted EBITDA of $2.0 million for the Current Quarter, compared with Adjusted EBITDA of $2.2 million for the Prior Year Quarter. Adjusted EBITDA is a non-GAAP unaudited measure, which we define as net income (loss) before stock-based compensation, interest expense and other financing costs (including gain (loss) on extinguishment of debt), income taxes, other state and local franchise taxes, depreciation and amortization, gain on the reduction of contingent obligations, other non-cash adjustments and net loss on discontinued operations.

Management uses non-GAAP net income, non-GAAP diluted EPS, and Adjusted EBITDA as measures of operating performance to assist in comparing performance from period to period on a consistent basis and to identify business trends relating to the Company's results of operations. Management believes Non-GAAP net income, non-GAAP diluted EPS, and Adjusted EBITDA are also useful because they provide supplemental information to assist investors in evaluating the Company’s financial results.

Non-GAAP net income, non-GAAP diluted EPS, and Adjusted EBITDA should not be considered in isolation or as alternatives to net income, earnings per share, or any other measure of financial performance calculated and presented in accordance with GAAP. Given that non-GAAP net income, non-GAAP diluted EPS, and Adjusted EBITDA are financial measures not deemed to be in accordance with GAAP and are susceptible to varying calculations, our non-GAAP net income, non-GAAP diluted EPS, and Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in our industry, because other companies may calculate non-GAAP net income, non-GAAP diluted EPS, and Adjusted EBITDA in a different manner than we calculate these measures.

In evaluating non-GAAP net income, non-GAAP diluted EPS, and Adjusted EBITDA, you should be aware that in the future we may or may not incur expenses similar to some of the adjustments in this report. Our presentation of non-GAAP net income, non-GAAP diluted EPS, and Adjusted EBITDA does not imply that our future results will be unaffected by these expenses or any unusual or non-recurring items. When evaluating our performance, you should consider non-GAAP net income, non-GAAP diluted EPS, and Adjusted EBITDA alongside other financial performance measures, including our net income and other GAAP results, and not rely on any single financial measure.

The following table is a reconciliation of net loss (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net income:

	Three Months Ended March 31,
(amounts in thousands)	2016	2015
Net loss	$(45)	$(331)
Non-cash interest and finance expense	78	160
Stock-based compensation	1,212	1,013
Loss on extinguishment of debt	-	611
Loss from discontinued operations, net	-	213
Non-GAAP net income	$1,245	$1,666

The following table is a reconciliation of basic and diluted loss per share to non-GAAP diluted EPS:

	Three Months Ended March 31,
	2016	2015
Basic and diluted loss per share	$(0.00)	$(0.02)
Non-cash interest and finance expense	0.01	0.01
Stock-based compensation	0.06	0.07
Loss on extinguishment of debt	-	0.04
Loss from discontinued operations, net	-	0.01
Non-GAAP diluted EPS	$0.07	$0.11
Non-GAAP weighted average diluted shares	19,141,968	15,180,888

The following table is a reconciliation of basic and diluted weighted average shares to non-GAAP weighted average diluted shares:

	Three Months Ended March 31,
	2016	2015
Basic and diluted weighted average shares	18,458,748	14,069,419
Effect of exercising warrants	650,433	971,874
Effect of exercising stock options	32,787	139,595
Non-GAAP weighted average diluted shares	19,141,968	15,180,888

The following table is a reconciliation of net loss (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Three Months Ended March 31,
(amounts in thousands)	2016	2015
Net loss	$(45)	$(331)
Depreciation and amortization	426	262
Interest and finance expense	435	511
Income tax benefit	(51)	(106)
State and local franchise taxes	25	29
Stock-based compensation	1,212	1,013
Loss on extinguishment of debt	-	611
Loss from discontinued operations, net	-	213
Other non-cash adjustments	-	1
Adjusted EBITDA	$2,002	$2,203

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund working capital needs, acquire new brands, and to a lesser extent, capital expenditures. At March 31, 2016 and December 31, 2015, our unrestricted cash and cash equivalents were $12.59 million and $16.86 million, respectively.

We expect that existing cash and operating cash flows will be adequate to meet our operating needs, debt service obligations and capital expenditure needs, including the debt service under our term loan facility for at least the twelve months subsequent to March 31, 2016. We are dependent on our licensees for most of our revenues, and there is no assurance that the licensees will perform as projected.

We do not require significant capital expenditures.

Our contingent obligations (see Note 4, Debt in the Unaudited Condensed Consolidated Financial Statements) are payable in stock and/or cash, at the Company’s discretion. Payment of these obligations in stock would not affect our liquidity.

Changes in Working Capital

At March 31, 2016 and December 31, 2015, the adjusted working capital ratio (current assets to current liabilities, excluding current contingent obligations and seller notes payable in stock (see Note 4, Debt in the Unaudited Condensed Consolidated Financial Statements)) was 3.79 to 1.00 and 2.80 to 1.00, respectively. Commentary on the components of our cash flows used in continuing operations for the Current Quarter as compared with the Prior Year Quarter is set forth below:

Operating Activities

Net cash used in operating activities from continuing operations was approximately $1.30 million in the Current Quarter, compared with net cash used in operating activities from continuing operations of approximately $0.35 million in the Prior Year Quarter.

The Current Quarter’s cash used in operating activities was primarily due to a net loss of $(0.05) million, and the net change in operating assets and liabilities of $(2.97) million, partially offset by non-cash expenses of $1.72 million. Non-cash expenses mainly consist of $1.21 million of stock-based compensation, $0.43 million of depreciation and amortization, $0.13 million of amortization of debt discount and deferred finance costs, and $0.05 million of deferred income tax benefit.

The Prior Year Quarter’s cash used in operating activities was primarily due to a net loss of $(0.33) million, and the net change in operating assets and liabilities of $(1.98) million, partially offset by a net loss from discontinued operations of $0.21 million, and non-cash expenses of $1.75 million. Non-cash expenses mainly consisted of $1.01 million of stock-based compensation, a $0.61 million loss on the extinguishment of debt, $0.26 million of depreciation and amortization, $0.20 million of amortization of debt discount and deferred finance costs, and $(0.34) million of deferred income tax benefit.

Investing Activities

Net cash used in investing activities from continuing operations for the Current Quarter was approximately $0.25 million, compared with $0.04 million in the Prior Year Quarter. The Current Quarter net cash used in investing activities was primarily attributable to capital expenditures associated with leasehold improvements and equipment for our new subleased office space in New York City. The Prior Year Quarter net cash used in investing activities was primarily attributable to cash consideration paid for the acquisition of the H Halston Brands of $0.01 million and capital expenditures of $0.03 million.

Financing Activities

Net cash used in financing activities for the Current Quarter was approximately $2.73 million, primarily attributable to payments on our term debt obligations of $1.38 million, payment on our IM Seller Note obligation of $0.75 million, payment of the QVC Earn-Out obligation of $0.25 million, shares repurchased including vested restricted stock in exchange for withholding taxes of $0.30 million, and payment of deferred finance costs of $0.07 million.

Net cash used in financing activities for the Prior Year Quarter was approximately $1.88 million, primarily attributable to the repayments on our long-term debt of $1.00 million and payment on our installment obligation related to the Ripka Brand of $0.90 million.

Other Factors

We continue to seek to expand and diversify the types of licensed products being produced under our brands. We plan to continue to diversify the distribution channels within which licensed products are sold, in an effort to reduce dependence on any particular retailer, consumer, or market sector within each of our brands. The Mizrahi brands, H Halston brands, and C Wonder brand have a core business in fashion apparel and accessories. The Ripka brand historically has been focused on fine jewelry, which we believe helps diversify our industry focus while at the same time complements, expands on, and grows our overall business relationship with QVC. Going forward our focus shall be on our wholly owned brands. In April 2016, we brought the IMNYC Isaac Mizrahi, H Halston, and Highline Collective brands to Lord & Taylor and Hudson's Bay department stores through our quick-time-response direct-to-retail “virtual vertical” platform, and plan to do the same with the C Wonder Limited brand later this year. We also intend to seek new opportunities, including expansion through direct-response television and additional domestic and international licensing arrangements, and acquiring additional brands. Our success, however, will still remain largely dependent on our ability to build and maintain our brands’ awareness and contract with and retain key licensees and on our licensees’ ability to accurately predict upcoming fashion and design trends within their respective customer bases and fulfill the product requirements of their particular retail channels within the global marketplace. Unanticipated changes in consumer fashion preferences, slowdowns in the U.S. economy, changes in the prices of supplies, consolidation of retail establishments, and other factors noted in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC could adversely affect our licensees’ ability to meet and/or exceed their contractual commitments to us and thereby adversely affect our future operating results.

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

Critical Accounting Policies

The preparation of our unaudited condensed consolidated financial statements in conformity with GAAP requires management to exercise judgment. We exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and disclosure of commitments and contingencies at the date of the financial statements. We evaluate our estimates and judgments on an on-going basis. We base our estimates and judgments on a variety of factors, including our historical experience, knowledge of our business and industry and current and expected economic conditions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically re-evaluate our estimates and assumptions with respect to these judgments and modify our approach when circumstances indicate that modifications are necessary. While we believe that the factors we evaluate provide us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate. Because the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 17, 2016, for a discussion of our critical accounting policies. During the three months ended March 31, 2016, there were no material changes to these policies.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2016, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2016 such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

B. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

There have not been any significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We operate in a highly competitive industry that involves numerous known and unknown risks and uncertainties that could impact our operations. The risks described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered or registered securities during the three months ended March 31, 2016.

The following table provides information with respect to shares of common stock repurchased by the Company during the three months ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program
March 1, 2016 to March 31, 2016 (i)	52,000	$5.80	-
Total	52,000	$5.80	-

(i)	The shares repurchased were acquired from employees in connection with the settlement of income tax withholding obligations on behalf of such employees from the vesting of restricted stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

25

ITEM 6.	EXHIBITS

The following exhibits are filed herewith:

31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)
31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)
32.1	Section 1350 Certification (CEO)
32.2	Section 1350 Certification (CFO)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

26

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2016	By:	/s/ Robert W. D’Loren
Name: Robert W. D’Loren
Title: Chairman and Chief Executive Officer

	By:	/s/ James Haran
Name: James Haran
Title: Chief Financial Officer and Vice President
27