Form 10-Q
period 2016-06-30
XCel Brands, Inc.
filed 2016-08-10
CIK 1083220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number: 0-31553

XCEL BRANDS, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0307819
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1333 Broadway, 10th Floor, New York, NY 10018
(Address of Principal Executive Offices)

(347) 727-2474

(Issuer's Telephone Number, Including Area Code)

475 Tenth Avenue, 4th Floor, New York, NY 10018
(Former Name, Former Address and Former Fiscal Year, if changed since last report)

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

As of August 4, 2016, there were 18,671,969 shares of common stock, $.001 par value per share, of the issuer outstanding.

XCEL BRANDS, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
	(Unaudited)	(Note 1)
Assets
Current Assets:
Cash and cash equivalents	$13,471	$16,860
Accounts receivable, net	10,077	7,594
Prepaid expenses and other current assets	567	655
Total current assets	24,115	25,109
Property and equipment, net	2,369	871
Trademarks and other intangibles, net	111,759	112,323
Goodwill	12,371	12,371
Restricted cash	1,509	1,109
Other assets	282	343
Total non-current assets	128,290	127,017
Total Assets	$152,405	$152,126

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$3,822	$3,372
Deferred revenue	39	597
Current portion of long-term debt	8,058	8,918
Current portion of long-term debt, contingent obligations	-	250
Total current liabilities	11,919	13,137
Long-Term Liabilities:
Long-term debt, less current portion	29,843	31,860
Deferred tax liabilities, net	6,490	6,749
Other long-term liabilities	1,821	297
Total long-term liabilities	38,154	38,906
Total Liabilities	50,073	52,043

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 35,000,000 shares authorized at June 30, 2016 and December 31, 2015, and 18,670,686 and 18,434,634 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	19	18
Paid-in capital	96,382	93,999
Retained earnings	5,931	6,066
Total Stockholders' Equity	102,332	100,083

Total Liabilities and Stockholders' Equity	$152,405	$152,126

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Net licensing revenue	$9,092	$6,269	$17,437	$12,793
Net e-commerce sales	24	52	71	119
Total revenues	9,116	6,321	17,508	12,912
Cost of goods sold	36	35	106	80
Gross profit	9,080	6,286	17,402	12,832

Operating expenses
Salaries, benefits and employment taxes	4,217	3,073	8,427	6,176
Other design and marketing costs	831	808	1,660	1,092
Other selling, general and administrative expenses	1,988	535	3,294	1,521
Stock-based compensation	1,453	1,108	2,665	2,121
Depreciation and amortization	359	318	785	580
Total operating expenses	8,848	5,842	16,831	11,490

Other expenses (income)
Gain on reduction of contingent obligation	-	(3,000)	-	(3,000)
Loss on extinguishment of debt	-	760	-	1,371
Total other income, net	-	(2,240)	-	(1,629)

Operating income	232	2,684	571	2,971

Interest and finance expense
Interest expense - term debt	352	309	663	621
Other interest and finance charges	178	124	302	323
Total interest and finance expense	530	433	965	944

Income (loss) from continuing operations before income taxes	(298)	2,251	(394)	2,027

Income tax (benefit) provision	(208)	90	(259)	(16)

Income (loss) from continuing operations	(90)	2,161	(135)	2,043

Loss from discontinued operations, net	-	(54)	-	(267)

Net income (loss)	$(90)	$2,107	$(135)	$1,776

Basic and diluted net (loss) income per share:
Continuing operations	$(0.00)	$0.15	$(0.01)	$0.14
Discontinued operations, net	-	(0.01)	-	(0.02)
Net (loss) income	$(0.00)	$0.14	$(0.01)	$0.12

Diluted net (loss) income per share:
Continuing operations	$(0.00)	$0.14	$(0.01)	$0.13
Discontinued operations, net	-	(0.01)	-	(0.02)
Net (loss) income	$(0.00)	$0.13	$(0.01)	$0.11

Basic weighted average common shares outstanding	18,671,648	14,850,874	18,565,198	14,462,305
Diluted weighted average common shares outstanding	18,671,648	15,963,975	18,565,198	15,575,406

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months Ended June 30,
	2016	2015

Cash flows from operating activities
Net (loss) income	$(135)	$1,776
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Loss from discontinued operations, net	-	267
Depreciation and amortization expense	785	580
Amortization of deferred finance costs	94	77
Stock-based compensation	2,665	2,121
Recovery of allowance for doubtful accounts	-	(21)
Amortization of note discount	158	246
Deferred income tax benefit	(259)	(85)
Tax benefit from vested stock grants and exercised options	-	(69)
Non-cash property exit charge	648	-
Gain on reduction of contingent obligation	-	(3,000)
Loss on extinguishment of debt	-	1,371
Changes in operating assets and liabilities:
Accounts receivable	(2,484)	(2,903)
Prepaid expenses and other assets	92	(204)
Accounts payable, accrued expenses and other current liabilities	449	(1,010)
Deferred revenue	(558)	(78)
Other liabilities	875	(23)
Net cash provided by (used in) operating activities from continuing operations	2,330	(955)
Net cash provided by operating activities from discontinued operations, net	-	207
Net cash provided by (used in) operating activities	2,330	(748)

Cash flows from investing activities
Cash consideration for asset acquisition of the H Halston Brand	-	(14)
Advance deposit for asset acquisition of the C Wonder Brand	-	(300)
Purchase of property and equipment	(1,718)	(47)
Restricted cash for security deposits	(400)	(1,109)
Net cash used in investing activities	(2,118)	(1,470)

Cash flows from financing activities
Proceeds from exercise of stock options	20	-
Tax benefit from vested stock grants and exercised options	-	69
Shares repurchased including vested restricted stock in exchange for
withholding taxes	(302)	-
Payment of deferred finance costs	(69)	(10)
Costs associated with equity offering	-	(316)
Payment of long-term debt	(3,000)	(1,256)
Payment of QVC earnout obligation	(250)	-
Payment of installment obligations related to the acquisition of the Ripka Brand	-	(2,183)
Net cash used in financing activities	(3,601)	(3,696)

Net decrease in cash and cash equivalents	(3,389)	(5,914)

Cash and cash equivalents, beginning of period	16,860	8,531

Cash and cash equivalents, end of period	$13,471	$2,617

Supplemental disclosure of non-cash activities:
Issuance of common stock as payment for a portion of the Ripka Seller Notes	$-	$5,401

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$118	$437
Cash paid during the period for interest	$560	$610

See Notes to Unaudited Condensed Consolidated Financial Statements.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

1.	Nature of Operations, Background, and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the United States Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited consolidated financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations, financial position, and cash flows of Xcel Brands, Inc. and its subsidiaries (the “Company”). The results of operations for the interim periods presented herein are not necessarily indicative of the results for the entire fiscal year or for any future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 17, 2016.

The Company is a brand management and media company engaged in the design, production, licensing, marketing, and direct to consumer sales of branded apparel, footwear, accessories, jewelry, home goods, and other consumer products, and the acquisition of dynamic consumer lifestyle brands. Currently, the Company’s brand portfolio consists of the Isaac Mizrahi brand (the "Isaac Mizrahi Brand"), the Judith Ripka brand (the “Ripka Brand”), the H by Halston and H Halston brands (collectively, the “H Halston Brands”), the C Wonder brand (the “C Wonder Brand”), and the Highline Collective brand. The Company also managed and designed the Liz Claiborne New York brand (“LCNY Brand”) through July 31, 2016.

The Company licenses its brands to third parties, provides certain design, production, and marketing services, and generates royalty design and service fee revenues through licensing and other agreements with manufacturers and retailers. These activities include licensing its own brands for promotion and distribution through an omni-channel retail sales strategy, which encompasses distribution through interactive television, the internet, and traditional brick-and-mortar retail channels.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 requires that all excess tax benefits and tax deficiencies be recognized in the income statement as discrete tax items in the interim period in which they occur, clarifies that employee taxes paid when an employer withholds shares for tax purposes should be presented on the statement of cash flows as a financing activity, and changes the presentation of excess tax benefits on the statement of cash flows from a financing activity to an operating activity. ASU 2016-09 also provides for a policy election to either estimate the number of awards expected to vest (as per current GAAP) or account for forfeitures when they occur. This new accounting guidance is effective for public companies for fiscal years beginning after December 15, 2016 (i.e., calendar years beginning on January 1, 2017), including interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. The Company is currently evaluating the impact that the adoption of ASU 2016-09 will have on the Company’s consolidated financial statements.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

In April 2016, FASB issued Accounting Standards Update No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”), and in May 2016, FASB issued Accounting Standards Update No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). These Accounting Standards Updates contain amendments that provide additional guidance, clarification, and practical expedients related to ASU No. 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”), which was issued by the FASB in May 2014. ASU 2016-10 amends certain aspects of the guidance in ASU 2014-09 related to identifying performance obligations and applying the new revenue guidance to licensing transactions. ASU 2016-12 addresses topics of collectability, presentation of sales tax collected from customers, non-cash consideration, contract modifications and completed contracts at transition, and transition disclosures. The Company will incorporate the guidance contained in ASU 2016-10 and ASU 2016-12 into its overall evaluation and adoption of ASU 2014-09, which collectively will be effective for fiscal years beginning after December 15, 2017 and interim periods therein.

In June 2016, FASB issued Accounting Standards Update No. 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 changes the accounting guidance related to the measurement of credit losses on financial assets measured at amortized cost (including trade receivables) by eliminating the current “incurred loss” methodology, which requires a probable initial recognition threshold, and instead requiring that the valuation and presentation of financial assets reflect an entity’s current estimate of all expected credit losses. For public companies that are SEC filers, this new accounting guidance is effective for fiscal years beginning after December 15, 2019 (i.e. calendar years beginning on January 1, 2020), including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of ASU 2016-13 will have on the Company’s consolidated financial statements.

2.	Trademarks, Goodwill and Other Intangibles

Trademarks and other intangibles, net consist of the following:

		June 30, 2016
($ in thousands)	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks (indefinite-lived)	n/a	$96,676	$-	$96,676
Trademarks (definite-lived)	15 years	15,437	943	14,494
Licensing agreements	4 years	2,000	2,000	-
Non-compete agreement	7 years	562	120	442
Copyrights and other intellectual property	10 years	190	43	147
Total		$114,865	$3,106	$111,759

		December 31, 2015
($ in thousands)	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks (indefinite-lived)	n/a	$96,676	$-	$96,676
Trademarks (definite-lived)	15 years	15,437	429	15,008
Licensing agreements	4 years	2,000	2,000	-
Non-compete agreement	7 years	562	80	482
Copyrights and other intellectual property	10 years	190	33	157
Total		$114,865	$2,542	$112,323

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

Amortization expense for intangible assets for the quarter ended June 30, 2016 (the “Current Quarter”) and the quarter ended June 30, 2015 (the “Prior Year Quarter”) was $282,000 and $157,000, respectively. Amortization expense for intangible assets for the six months ended June 30, 2016 (“Current Six Months”) and the six months ended June 30, 2015 (the “Prior Year Six Months”) was $564,000 and $314,000, respectively.

The trademarks related to the Isaac Mizrahi Brand, the Ripka Brand, and the H Halston Brands have been determined to have indefinite useful lives, and accordingly no amortization has been recorded for these assets.

The Company has $12.371 million of goodwill related to the 2011 acquisition of the Isaac Mizrahi business. There was no change in goodwill during the Current Six Months.

3.	Significant Contracts

QVC Agreements

Under the Company’s agreements with QVC, QVC is required to pay the Company fees based primarily on a percentage of its net sales of Isaac Mizrahi, Ripka, H Halston, and C Wonder branded merchandise. QVC royalty revenue represents a significant portion of the Company’s total revenues. Revenues from QVC totaled $7.83 million and $5.74 million for the Current Quarter and Prior Year Quarter, respectively, representing approximately 86% and 91% of the Company’s total revenues, respectively. Revenues from QVC totaled $15.14 million and $11.47 million for the Current Six Months and the Prior Year Six Months, respectively, representing approximately 87% and 89% of the Company’s total revenues, respectively. As of June 30, 2016 and December 31, 2015, the Company had receivables from QVC of $7.33 million and $6.40 million, respectively, representing approximately 73% and 84% of the Company’s total receivables, respectively.

4.	Debt

The Company’s net carrying amount of debt is comprised of the following:

($ in thousands)	June 30, 2016	December 31, 2015
Xcel Term Loan	$27,000	$-
IM Term Loan	-	11,375
JR Term Loan	-	7,875
H Term Loan	-	10,000
Unamortized deferred finance costs related to term loans	(527)	(493)
IM Seller Note	4,308	4,918
Ripka Seller Notes	486	469
Contingent obligation - IM Seller	-	250
Contingent obligation - JR Seller	3,784	3,784
Contingent obligation - CW Seller	2,850	2,850
Total	37,901	41,028
Current portion (i)	8,058	9,168
Long-term debt	$29,843	$31,860

(i)	The current portion of long-term debt as of June 30, 2016 consists of (a) $3.750 million related to the Xcel Term Loan and (b) $4.308 million related to the IM Seller Note, which is payable in stock or cash at the Company’s discretion.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

Xcel Term Loan

On February 26, 2016, Xcel and its wholly owned subsidiaries, IM Brands, LLC, JR Licensing, LLC, H Licensing, LLC, C Wonder Licensing, LLC, Xcel Design Group, LLC, IMNY Retail Management, LLC, and IMNY E-Store, USA, LLC (each a “Guarantor” and collectively, the “Guarantors”), as Guarantors, entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Bank Hapoalim B.M. (“BHI”), as agent (the “Agent”), and the financial institutions party thereto as lenders (the “Lenders”). The Loan Agreement amended and restated the IM Term Loan, the JR Term Loan, and the H Term Loan. Pursuant to the Loan Agreement, Xcel assumed the obligations of each of IM Brands, LLC, JR Licensing, LLC, and H Licensing, LLC under the respective term loans with BHI in the aggregate principal amount of $27,875,000 (the loan under the Loan Agreement is referred to as the “Xcel Term Loan”).

The Xcel Term Loan matures on January 1, 2021. Principal on the Xcel Term Loan is payable in quarterly installments on each of January 1, April 1, July 1 and October 1. The aggregate remaining annual principal payments are as follows:

($ in thousands) Year Ending December 31,	Amount of Principal Payment
2016 (July 1 through December 31)	$1,750
2017	4,000
2018	4,000
2019	4,000
2020	4,000
2021	9,250
Total	$27,000

Under the Loan Agreement, the Company has the right to prepay the Xcel Term Loan, provided that any prepayment of less than all of the outstanding balance shall be applied to the remaining amounts due in inverse order of maturity. If the Xcel Term Loan is prepaid on or prior to the third anniversary of the closing date (including as a result of an event of default), the Company shall pay an early termination fee as follows: an amount equal to the principal amount outstanding under the Term Loan on the date of prepayment, multiplied by: (i) two percent (2.00%) if the Xcel Term Loan is prepaid on or after the closing date and on or before the second anniversary of the closing date; and (ii) one percent (1.00%) if the Xcel Term Loan is prepaid after the second anniversary of the closing date and on or before the third anniversary of the closing date.

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

June 30, 2016

(Unaudited)

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

The Company was in compliance with all applicable covenants as of June 30, 2016.

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

For the Current Quarter and Prior Year Quarter, the Company incurred interest expense of $69,000 and $78,000, respectively, which includes amortization of the discount on the IM Seller Note of $69,000 and $73,000, respectively. For the Current Six Months and the Prior Year Six Months, the Company incurred interest expense of $140,000 and $158,000, respectively, which includes amortization of the discount on the IM Seller Note of $140,000 and $149,000, respectively.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

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

On February 20, 2015, the Company entered into a release letter (the “Release Letter”) with Thai Jewelry, pursuant to which the Company agreed to issue to Thai Jewelry an aggregate of 266,667 shares of the Company’s common stock in exchange for the cancellation of the $2,400,000 Seller Note. On March 25, 2015, the Company issued the shares of common stock pursuant to the Release Letter. The carrying value, net of the discount at the time of the redemption of the $2.4 million Ripka Seller Notes was $1.79 million and, as a result, the Company recorded a loss on the early extinguishment of debt of $0.61 million during the Prior Year Six Months, which is included in the accompanying condensed consolidated statements of operations.

On April 21, 2015, the Company satisfied an additional $3.00 million principal amount of the Ripka Seller Notes by issuing 333,334 shares of the Company’s common stock. The carrying value, net of the discount at the time of the redemption of the $3.00 million Ripka Seller Notes was $2.24 million and, as a result, the Company recorded a loss on the early extinguishment of debt of $0.76 million during the Prior Year Quarter and Prior Year Six Months, which is included in the accompanying condensed consolidated statements of operations.

For both the Current Quarter and Prior Year Quarter, the Company incurred interest expense of $9,000, respectively, which consists solely of amortization of the discount on the Ripka Seller Notes. For the Current Six Months and the Prior Year Six Months, the Company incurred interest expense of $17,000 and $88,000, respectively, which consists solely of amortization of the discount on the Ripka Seller Notes.

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

June 30, 2016

(Unaudited)

Contingent Obligation – JR Seller (Ripka Earn-Out)

In connection with the purchase of the Ripka Brand, the Company agreed to pay Ripka additional consideration of up to $5 million in aggregate (the “Ripka Earn-Out”), payable in cash or shares of the Company’s common stock based on the fair market value of the Company’s common stock at the time of payment, and with a floor of $7.00 per share, based on the Ripka Brand achieving in excess of $1 million of net royalty income during each of the 12-month periods ending on October 1, 2016, 2017 and 2018, less the sum of all earn-out payments for any prior earn-out period. Net royalty income does not include any revenues generated by interactive television sales or any revenue accelerated as a result of termination of any license agreement. The Ripka Earn-Out of $3.78 million is recorded in the accompanying condensed consolidated balance sheets based on the difference between the fair value of the acquired assets of the Ripka Brand at the acquisition date and the total consideration paid. In accordance with ASC Topic 480, the Ripka Earn-Out obligation is classified as a liability in the accompanying condensed consolidated balance sheets because of the variable number of shares payable under the agreement.

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

As of June 30, 2016 and December 31, 2015, total contingent obligations were $6.63 million and $6.88 million, respectively.

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

June 30, 2016

(Unaudited)

Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For stock option awards for which vesting is contingent upon the achievement of certain performance targets, the timing and amount of compensation expense recognized is based upon the Company’s projections and estimates of the relevant performance metric(s).

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

The fair values of the options granted during the Current Six Months were estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected Volatility	33.25 – 33.88%
Expected Dividend Yield	0%
Expected Life (Term)	3.25 – 5.32 years
Risk-Free Interest Rate	0.91 – 1.21%

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

A summary of the Company’s stock options activity for the Current Six Months is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	379,500	$5.50	1.71	$1,174,000
Granted	2,421,500	6.13
Canceled	-	-
Exercised	(10,000)	(3.10)
Expired/Forfeited	(18,500)	(4.82)
Outstanding at June 30, 2016, and expected to vest	2,772,500	$6.06	4.58	$-
Exercisable at June 30, 2016	340,500	$5.45	1.01	$-

Compensation expense related to stock options for the Current Quarter and the Prior Year Quarter was approximately $329,000 and $16,000, respectively. Compensation expense related to stock option grants for the Current Six Months and the Prior Year Six Months was $349,000 and $33,000, respectively. Total unrecognized compensation expense related to unvested stock options at June 30, 2016 amounts to $3,183,000 and is expected to be recognized over a weighted average period of 3.05 years.

The following table summarizes the Company’s stock option activity for non-vested options for the Current Six Months:

	Number of Options	Weighted Average Grant Date Fair Value
Balance at January 1, 2016	47,500	$1.43
Granted	2,421,500	1.45
Vested	(25,000)	1.41
Forfeited or Canceled	(12,000)	1.49
Balance at June 30, 2016	2,432,000	$1.45

Warrants

Warrants granted under the Plan expire at various times, either five, seven or ten years from the date of grant, depending on the particular grant.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

A summary of the Company’s warrants activity for the Current Six Months is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding and exercisable at January 1, 2016	2,219,543	$6.07	3.23	$3,168,000
Granted	-	-
Canceled	-	-
Exercised	(26,000)	(0.01)
Expired/Forfeited	-	-
Outstanding and exercisable at June 30, 2016	2,193,543	$6.14	2.77	$-

No compensation expense was recognized in the Current Six Months or Prior Year Six Months related to warrants.

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

A summary of the Company’s restricted stock activity for the Current Six Months is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	3,530,485	$4.95
Granted	265,243	5.80
Canceled	-	-
Vested	(189,900)	5.05
Expired/Forfeited	(11,275)	8.63
Outstanding at June 30, 2016	3,594,553	$5.00

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

Compensation expense related to restricted stock grants for the Current Quarter and Prior Year Quarter was $1,124,000 and $1,092,000, respectively. Compensation expense related to restricted stock grants for the Current Six Months and Prior Year Six Months was $2,316,000 and $2,088,000, respectively.

Total unrecognized compensation expense related to unvested restricted stock grants at June 30, 2016 amounts to $3,629,000 and is expected to be recognized over a weighted average period of 1.64 years.

Shares Available Under the Company’s 2011 Equity Incentive Plan

At June 30, 2016, there were 590,663 shares of common stock available for issuance under the Plan.

Shares Reserved for Issuance

At June 30, 2016, there were 5,556,706 shares of common stock reserved for issuance pursuant to unexercised warrants and stock options, or available for issuance under the Plan.

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

Shares used in calculating basic and diluted income (loss) per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic	18,671,648	14,850,874	18,565,198	14,462,305
Effect of exercise of warrants	-	971,873	-	971,873
Effect of exercise of stock options	-	141,228	-	141,228
Diluted	18,671,648	15,963,975	18,565,198	15,575,406

As a result of the net loss from continuing operations presented for the three and six months ended June 30, 2016, the Company calculated diluted earnings per share using basic weighted-average shares outstanding for those periods, as utilizing diluted shares would be anti-dilutive to loss per share.

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options and warrants	4,966,043	750,000	4,966,043	750,000

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

7.	Income Tax

The effective income tax rate for the Current Quarter and the Prior Year Quarter from continuing operations was approximately 70% and 4%, respectively, resulting in a $208,000 income tax benefit and $90,000 income tax provision, respectively.

The effective income tax rate for the Current Six Months and the Prior Year Six Months was approximately 66% and (1)%, respectively, resulting in a $259,000 income tax benefit and $16,000 income tax benefit, respectively.

During the Current Quarter and the Current Six Months, the respective effective tax rates were attributable to recurring permanent differences. Based on the amount of loss from continuing operations before income taxes compared to the permanent differences, the effective rate increased by 29% and 25% for the Current Quarter and the Current Six Months, respectively.

For the Prior Year Quarter and the Prior Year Six Months, the Company recorded a $3.00 million gain on the reduction of contingent obligations related to the acquisition of the Isaac Mizrahi Brand, partially offset by recurring permanent differences. This gain was not subject to tax and was therefore treated as a discrete item (permanent difference) occurring in the Prior Year Quarter and the Prior Year Six Months. Based on the amount of income from continuing operations before income taxes compared to the permanent differences, the effective rate decreased by 37% and 42% for the Prior Year Quarter and the Prior Year Six Months, respectively.

8.	Discontinued Operations

Discontinued operations represent the net sales and expenses related to the Company’s retail operations, which were discontinued in December 2014. A summary of the results of discontinued operations for the Current Quarter, Prior Year Quarter, Current Six Months, and Prior Year Six Months is as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$-	$181	$-	$287
Cost of sales	-	(101)	-	(221)
Operating expenses	-	(91)	-	(266)
Loss from disposal of discontinued operations	-	(77)	-	(241)
Income tax benefit	-	34	-	174
Loss from discontinued operations, net	$-	$(54)	$-	$(267)

Loss per share from discontinued operations, net:
Basic	$-	$(0.01)	$-	$(0.02)
Diluted	$-	$(0.01)	$-	$(0.02)

Weighted average shares outstanding:
Basic	18,671,648	14,850,874	18,565,198	14,462,305
Diluted	18,671,648	15,963,975	18,565,198	15,575,406

Assets and liabilities of discontinued operations were not material as of June 30, 2016 and December 31, 2015.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

9.	Related Party Transactions

Licensing Agent Agreement

On August 2, 2011, the Company entered into a licensing agent agreement with Adam Dweck, son of Jack Dweck, a former director of the Company, pursuant to which he is entitled to a five percent commission on any royalties the Company receives under any new license agreements that he procures for the Company for the initial term of such license agreements. Adam Dweck earned approximately $1,000 and $7,000 in fees for the Current Quarter and Prior Year Quarter, respectively, and earned approximately $2,000 and $14,000 in fees for the Current Six Months and Prior Year Six Months, respectively.

Todd Slater

On September 29, 2011, the Company entered into an agreement, which was amended on October 4, 2011 and on July 10, 2012, with Todd Slater, who is a director of the Company, for services related to the Company’s licensing strategy and introduction to potential licensees. In July 2012, the Company made a one-time payment to Mr. Slater of $163,000 in connection with the amendment. The Company incurred direct licensing costs with Mr. Slater from amortization of the one-time payment for the Prior Year Quarter and Prior Year Six Months of $8,000 and $16,000, respectively.

Benjamin Malka

The Company entered into a license agreement with The H Company IP, LLC (“HIP”) on December 22, 2014, which was amended September 1, 2015. Benjamin Malka, a director of the Company, is a 25% equity holder of HIP’s parent company, House of Halston LLC (“HOH”), and Chief Executive Officer of HOH. The HIP license agreement provides for royalty payments including guaranteed minimum royalties to be paid to the Company during the initial term that expires on December 31, 2019.

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

The Company incurred a $28,000 and $62,000 royalty participation fee with HIP for the Current Quarter and Current Six Months, respectively.

HOH has also entered into an arrangement with another licensee of the Company to supply Halston-branded apparel for the subsequent sale of such product to end customers. Under the Company’s separate pre-existing licensing agreements in place with the aforementioned other licensee and with HIP as described above, the Company earns royalties on the sales of such Halston-branded products.

Edward Jones, III

On May 14, 2015, and amended on June 24, 2015, the Company entered into a consulting agreement with Jones Texas, Inc., ("JT Inc.") whose controlling shareholder is Edward Jones, a director of the Company. The agreement, as amended, provided for fees payable to JT Inc. up to $75,000 for consulting services related to due diligence on the C Wonder brand prior to acquisition. The Company paid fees to JT Inc. of $12,500 during the Prior Year Quarter and Prior Year Six Months. An additional $62,500 of fees was paid to Jones Texas in August 2015.

During the six months ended June 30, 2016, Edward Jones performed consulting services for and received compensation from a certain licensee of the Company (the “Licensee”). Under the terms of the Company’s agreement with the Licensee, the Licensee may supply the Company’s branded products to our other licensees. Under the terms of the Company’s separate pre-existing agreements with other licensees, the Company would earn royalties on the sales of such branded products sold to end customers. To date, the Company has not earned or received any fees or revenues related to the Company’s agreement with the Licensee, but may earn or receive such amounts in the future.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

10.	Facility Exit Costs

In June 2016, the Company relocated its corporate offices and operations from 475 Tenth Avenue in New York City to 1333 Broadway in New York City. In connection with the exit from its former office location, the Company recognized a liability at the exit and cease-use date for the remaining lease obligation associated with 475 Tenth Avenue, based on the remaining contractual lease payments less estimated sublease rentals, discounted to present value using a credit-adjusted risk-free rate.

The Company recorded a net non-cash charge of approximately $648,000 associated with the recognition of this liability. The Company also incurred certain cash costs of approximately $15,000 related to the exit from its former office space, and incurred a loss of approximately $7,000 associated with the sale of certain equipment. These amounts, totaling approximately $670,000, have been recorded as other selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2016.

The remaining balance of the exit cost liability related to the former office space was approximately $940,000 as of June 30, 2016, of which $229,000 was recorded as an other current liability and $711,000 was recorded as an other long-term liability in the accompanying unaudited condensed consolidated balance sheets.

A summary of the activity related to the exit cost liability for the Current Six Months is as follows:

($ in thousands)
Balance as of January 1, 2016	$-
Non-cash costs incurred and charged to expense	648
Transfers of previously-recognized deferred balance sheet amounts related to lease	333
Cash payments	(41)
Balance as of June 30, 2016	$940

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Xcel Brands, Inc. (“Xcel,” the “Company,” “we,” “us” or “our”) is a brand management and media company engaged in the design, production, licensing, marketing, and direct to consumer sales of branded apparel, footwear, accessories, jewelry, home goods, and other consumer products, and the acquisition of dynamic consumer lifestyle brands. Currently, our brand portfolio consists of the Isaac Mizrahi, Judith Ripka, H Halston, C Wonder, and Highline Collective brands. We also managed and designed the Liz Claiborne New York brand (“LCNY Brand”) through July 31, 2016. Going forward, our focus shall be on our wholly owned brands.

Our objective is to build a diversified portfolio of lifestyle consumer brands through organic growth and the strategic acquisition of new brands. To achieve growth under our brands, we are focused on two primary licensing and design activities:

•	licensing our brands for distribution through interactive television (i.e. QVC and The Shopping Channel); and
•	licensing our brands to manufacturers and retailers for promotion and distribution through e-commerce, social commerce, and traditional brick-and-mortar retail channels.

We believe that Xcel offers a unique value proposition to its licensees and customers for the following reasons:

•	our management team, including our officers’ and directors’ historical track records and relationships within the industry;
•	our brand management platform, which has a strong focus on design, production, marketing, and social media; and
•	our operating strategy of licensing brands with significant media presence and driving sales through our omni-channel retail sales strategy across interactive television, internet and traditional retail channels.

We license our brands to third parties, provide certain design, production, and marketing services, and generate royalty design and service fee revenues through licensing and other agreements with manufacturers and retailers. This includes licensing our own brands for promotion and distribution through an omni-channel retail sales strategy, which includes distribution through interactive television, the internet, and traditional brick-and-mortar retail channels. We believe that this strategy distinguishes us from other brand management companies that rely primarily on their licensees for design, production and distribution, and enables us to leverage the media reach of our interactive television partners, including through television, digital and social media, to drive sales of products under our brands across distribution channels.

Our vision is intended to reimagine shopping, entertainment, and social as one. By leveraging digital and social media content across all distribution channels, we seek to drive customer (follower) engagement and generate retail sales across our brands. Our strong relationships with leading retailers and interactive television companies, such as QVC and The Shopping Channel, enable us to reach consumers in over 350 million homes worldwide.

We believe our “virtual vertical” business model provides significant competitive advantages compared with traditional wholesale apparel companies that design, manufacture, and distribute products. We remain focused on our core competencies of licensing, production, design, marketing and brand development, while outsourcing manufacturing and the related inventory ownership to best-in-class partners. We believe that we provide 360 degrees of service for a comprehensive solution for our retail partners that addresses many of the challenges facing the retail industry today. We believe our platform is highly scalable due to our business model’s low overhead and working capital requirements, coupled with minimum guaranteed income levels through our multi-year licensing contracts. Additionally, we believe we can quickly integrate additional brands into our platform in order to leverage our design, production oversight, and marketing capabilities and retail and licensee relationships.

We opened a full-price store and an outlet store under the Isaac Mizrahi brand in 2013 and 2014, respectively. In December 2014, we decided to close our retail stores. Accordingly, our retail operations have been classified as discontinued operations for all periods presented. Our e-commerce operations, which were previously reported as a component of retail operations, are reported as a component of our licensing business.

Summary of Operating Results

The three months ended June 30, 2016 (the “Current Quarter”) compared with the three months ended June 30, 2015 (the “Prior Year Quarter”)

Total Revenues

Current Quarter total revenues increased approximately $2.80 million to $9.12 million from $6.32 million in the Prior Year Quarter. This increase was attributable to increases in net licensing revenues of approximately $2.82 million, partially offset by declines in net e-commerce sales of $0.03 million.

The increase in net licensing revenues for the Current Quarter as compared with the Prior Year Quarter was primarily due to (i) higher revenues from our interactive television business of approximately $2.46 million, largely driven by acquisitions made in late 2014 and 2015, and (ii) approximately $0.68 million of revenues recognized from new license agreements entered into in 2015. These increases were partially offset by a decrease in revenue of approximately $0.40 associated with the management and design of the LCNY brand, for which our contract subsequently ended in July 2016.

The decline in net e-commerce sales from the Prior Year Quarter is the result of management’s decision to phase out of e-commerce during 2016.

Gross Profit

Gross profit for the Current Quarter was $9.08 million, compared with $6.29 million for the Prior Year Quarter. The increase in gross profit was primarily attributable to the increase in net licensing revenues described above.

Operating Expenses

Operating expenses totaled $8.85 million for the Current Quarter, compared with $5.84 million for the Prior Year Quarter. The increase of approximately $3.01 million was primarily due to an increase in compensation-related expenses (including stock-based compensation) of approximately $1.49 million and an increase in other selling, general and administrative expenses of approximately $1.45 million, which included non-recurring charges of $0.67 million incurred in the Current Quarter in connection with the exit from our former leased office facilities. The increase in compensation-related costs was largely driven by increased staffing to support (i) the C Wonder Brand, which we acquired in July 2015 and which began selling on QVC in March 2016, (ii) the development and operation of our quick-time-response or short lead time “virtual vertical” production platform, and (iii) the launch of the IMNYC Isaac Mizrahi, H Halston, and Highline Collective brands at Lord & Taylor and Hudson’s Bay department stores in April 2016. The increase in other selling, general and administrative expenses was mainly attributable to the scaling of our operations and infrastructure to support the ongoing growth of our business.

Other Expenses (Income)

Total other income, net of $2.24 million for the Prior Year Quarter was comprised of a $3.00 million gain on the reduction of contingent obligations, partially offset by a $0.76 million loss on extinguishment of debt.

The gain on the reduction of contingent obligations was a result of the Company reducing the fair value of its contingent obligation on its earn-out obligation to the seller of the Isaac Mizrahi Brand, based on a revision of the timing of projected future net royalty income related to the Isaac Mizrahi business.

The loss on extinguishment of debt was a result of the Company satisfying $3.00 million principal amount of Ripka Seller Notes by issuing 333,334 shares of our common stock in April 2015. The carrying value, net of the discount, of the Ripka Seller Notes at the redemption date was $2.24 million, resulting in a loss of $0.76 million.

Interest and Finance Expense

Interest and finance expense for the Current Quarter increased by approximately $0.10 million to $0.53 million, compared with $0.43 million in the Prior Year Quarter. This increase was primarily due to the higher interest rate (the term debt interest rate was converted from a variable rate to a fixed rate) on our term debt following the February 2016 refinancing.

Income Tax (Benefit) Provision

The effective income tax rate for the Current Quarter was approximately 70% resulting in a $0.21 million income tax benefit. During the Current Quarter, the effective tax rate was attributable to recurring permanent differences. Based on the amount of loss from continuing operations before income taxes compared to the permanent differences, the effective rate increased by 29%.

The effective income tax rate for the Prior Year Quarter was approximately 4% which resulted in a $0.09 million income tax provision. For the Prior Year Quarter, the Company recorded a $3.00 million gain on the reduction of contingent obligations related to the acquisition of the Isaac Mizrahi Brand, partially offset by recurring permanent differences. This gain was not subject to tax and was therefore treated as a discrete item (permanent difference) occurring in the Prior Year Quarter. Based on the amount of income from continuing operations before income taxes compared to the permanent differences, the effective rate decreased by 37%.

Discontinued Operations

The loss from discontinued operations, net of $0.05 million in the Prior Year Quarter was related to our retail operations and was primarily attributable to compensation expense, other general and administrative expenses, and wind down costs associated with the closing of our retail stores, partially offset by an income tax benefit of $0.03 million. As these wind down and closure activities were essentially completed by the end of 2015, we had no such costs reported as discontinued operations in the Current Quarter.

Net (Loss) Income

The Company had a net loss of $0.09 million for the Current Quarter, compared with net income of $2.11 million for the Prior Year Quarter.

Non-GAAP Net Income, Non-GAAP Diluted EPS, and Adjusted EBITDA

The Company had non-GAAP net income of $2.11 million, or $0.11 per diluted share (“non-GAAP diluted EPS”) for the Current Quarter, compared with non-GAAP net income of $1.12 million, or non-GAAP diluted EPS of $0.07 for the Prior Year Quarter. Non-GAAP net income is a non-GAAP unaudited term, which we define as net income (loss), exclusive of stock-based compensation, non-cash interest expense from discounted debt related to acquired assets, gain on the reduction of contingent obligations (if any), loss on extinguishment of debt, non-recurring facility exit charges, and net loss from discontinued operations. Non-GAAP net income and non-GAAP diluted EPS measures do not include the tax effect of the aforementioned adjusting items, due to the nature of these items and the Company’s tax strategy.

The Company had Adjusted EBITDA of $2.74 million for the Current Quarter, compared with Adjusted EBITDA of $1.90 million for the Prior Year Quarter. Adjusted EBITDA is a non-GAAP unaudited measure, which we define as net income (loss) before stock-based compensation, interest expense and other financing costs (including gain (loss) on extinguishment of debt), income taxes, other state and local franchise taxes, depreciation and amortization, gain on the reduction of contingent obligations, non-recurring facility exit charges, and net loss from discontinued operations.

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

The following table is a reconciliation of net (loss) income (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net income:

	Three Months Ended June 30,
($ in thousands)	2016	2015
Net (loss) income	$(90)	$2,107
Non-cash interest and finance expense	80	86
Stock-based compensation	1,453	1,108
Loss on extinguishment of debt	-	760
Gain on reduction of contingent obligations	-	(3,000)
Non-recurring facility exit charges	670	-
Loss from discontinued operations, net	-	54
Non-GAAP net income	$2,113	$1,115

The following table is a reconciliation of diluted (loss) earnings per share to non-GAAP diluted EPS:

	Three Months Ended June 30,
	2016	2015
Diluted (loss) earnings per share	$(0.00)	$0.13
Non-cash interest and finance expense	-	-
Stock-based compensation	0.08	0.07
Loss on extinguishment of debt	-	0.05
Gain on reduction of contingent obligations	-	(0.19)
Non-recurring facility exit charges	0.03	-
Loss from discontinued operations, net	-	0.01
Non-GAAP diluted EPS	$0.11	$0.07
Non-GAAP weighted average diluted shares	19,388,557	15,963,975

The following table is a reconciliation of basic weighted average shares to non-GAAP weighted average diluted shares:

	Three Months Ended June 30,
	2016	2015
Basic weighted average shares	18,671,648	14,850,874
Effect of exercising warrants	673,995	971,873
Effect of exercising stock options	42,914	141,228
Non-GAAP weighted average diluted shares	19,388,557	15,963,975

The following table is a reconciliation of net (loss) income (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Three Months Ended June 30,
($ in thousands)	2016	2015
Net (loss) income	$(90)	$2,107
Depreciation and amortization	359	318
Interest and finance expense	530	433
Income tax (benefit) provision	(208)	90
State and local franchise taxes	24	27
Stock-based compensation	1,453	1,108
Loss on extinguishment of debt	-	760
Gain on reduction of contingent obligations	-	(3,000)
Non-recurring facility exit charges	670	-
Loss from discontinued operations, net	-	54
Adjusted EBITDA	$2,738	$1,897

The six months ended June 30, 2016 (the “Current Six Months”) compared with the six months ended June 30, 2015 (the “Prior Year Six Months”)

Total Revenues

Current Six Months total revenues increased approximately $4.60 million to $17.51 million from $12.91 million in the Prior Year Six Months. This increase was attributable to increases in net licensing revenues of approximately $4.64 million, partially offset by declines in net e-commerce sales of $0.05 million.

The increase in net licensing revenues for the Current Six Months as compared with the Prior Year Six Months was primarily due to (i) higher revenues from our interactive television business of approximately $4.07 million, largely driven by acquisitions made in late 2014 and 2015, and (ii) approximately $1.34 million of revenues recognized from new license agreements entered into in 2015. These increases were partially offset by a decrease in revenue of approximately $0.46 associated with the management and design of the LCNY brand, for which our contract subsequently ended in July 2016.

The decline in net e-commerce sales from the Prior Year Six Months is the result of management’s decision to phase out of e-commerce during 2016.

Gross Profit

Gross profit for the Current Six Months was $17.40 million, compared with $12.83 million for the Prior Year Six Months. The increase in gross profit was primarily attributable to the increase in net licensing revenues described above.

Operating Expenses

Operating expenses totaled $16.83 million for the Current Six Months, compared with $11.49 million for the Prior Year Six Months. The increase of approximately $5.34 million was primarily related to an increase in compensation-related expenses (including stock-based compensation) of approximately $2.80 million, an increase in design and marketing costs of approximately $0.57 million, and an increase in other selling, general and administrative expenses of approximately $1.77 million, which included non-recurring charges of $0.67 million incurred in the Current Six Months in connection with the exit from our former leased office facilities. These increases in expenses were the result of increased staffing and scaling of our operations and infrastructure in order to support (i) the C Wonder Brand, which we acquired in July 2015 and which began selling on QVC in March 2016, (ii) the development and operation of our quick-time-response or short lead time “virtual vertical” production platform, and (iii) launch and related ramp-up of the IMNYC Isaac Mizrahi, H Halston, and Highline Collective brands at Lord & Taylor and Hudson’s Bay department stores in April 2016.

The increase in depreciation and amortization expense of approximately $0.20 million was primarily related to the amortization of the C Wonder trademarks acquired in July 2015, partially offset by certain other intangible assets becoming fully amortized in 2015 (see Note 2 in the Unaudited Condensed Consolidated Financial Statements).

Other Expenses (Income)

Total other income, net of $1.63 million for the Prior Year Six Months was comprised of a $3.00 million gain on the reduction of contingent obligations, partially offset by a $1.37 million loss on extinguishment of debt.

The gain on the reduction of contingent obligations was a result of the Company reducing the fair value of its contingent obligation on its earn-out obligation to the seller of the Isaac Mizrahi Brand, based on a revision of the timing of projected future net royalty income related to the Isaac Mizrahi business.

The loss on extinguishment of debt was a result of the Company satisfying $5.40 million principal amount of Ripka Seller Notes by issuing 600,001 shares of our common stock in March and April 2015. The carrying value, net of the discount, of the Ripka Seller Notes at the redemption date was $4.03 million, resulting in a loss of $1.37 million.

Interest and Finance Expense

Interest and finance expense for the Current Six Months increased by approximately $0.02 million to $0.96 million, compared with $0.94 million in the Prior Year Quarter. This increase was primarily due to the higher interest rate (the term debt interest rate was converted from a variable rate to a fixed rate) on our term debt following the February 2016 refinancing and fees associated with the refinancing, largely offset by lower interest expense following the satisfaction of $5.40 million principal amount of the Ripka Seller Notes in March 2015 and April 2015.

Income Tax (Benefit) Provision

The effective income tax rate for the Current Six Months was approximately 66% resulting in a $0.26 million income tax benefit. During the Current Six Months, the effective tax rate was attributable to recurring permanent differences. Based on the amount of loss from continuing operations before income taxes compared to the permanent differences, the effective rate increased by 25%.

The effective income tax rate for the Prior Year Six Months was approximately (1)% which resulted in a $0.02 million income tax benefit. For the Prior Year Six Months, the Company recorded a $3.00 million gain on the reduction of contingent obligations related to the acquisition of the Isaac Mizrahi Brand, partially offset by recurring permanent differences. This gain was not subject to tax and was therefore treated as a discrete item (permanent difference) occurring in the Prior Year Six Months. Based on the amount of income from continuing operations before income taxes compared to the permanent differences, the effective rate decreased by 42%.

Discontinued Operations

The loss from discontinued operations, net of $0.27 million in the Prior Year Six Months was related to our retail operations and was primarily attributable to compensation expense, other general and administrative expenses, and wind down costs associated with the closing of our retail stores, partially offset by an income tax benefit of $0.17 million. As these wind down and closure activities were essentially completed by the end of 2015, we had no such costs reported as discontinued operations in the Current Six Months.

Net (Loss) Income

The Company had a net loss of $0.14 million for the Current Six Months, compared with net income of $1.78 million for the Prior Year Six Months.

Non-GAAP Net Income, Non-GAAP Diluted EPS, and Adjusted EBITDA

The Company had non-GAAP net income of $3.36 million, or $0.17 per diluted share for the Current Six Months, compared with non-GAAP net income of $2.78 million, or non-GAAP diluted EPS of $0.18 for the Prior Year Six Months. The Company had Adjusted EBITDA of $4.74 million for the Current Six Months, compared with Adjusted EBITDA of $4.10 million for the Prior Year Six Months.

The following table is a reconciliation of net (loss) income (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net income:

	Six Months Ended June 30,
($ in thousands)	2016	2015
Net (loss) income	$(135)	$1,776
Non-cash interest and finance expense	158	246
Stock-based compensation	2,665	2,121
Loss on extinguishment of debt	-	1,371
Gain on reduction of contingent obligations	-	(3,000)
Non-recurring facility exit charges	670	-
Loss from discontinued operations, net	-	267
Non-GAAP net income	$3,358	$2,781

The following table is a reconciliation of diluted (loss) earnings per share to non-GAAP diluted EPS:

	Six Months Ended June 30,
	2016	2015
Diluted (loss) earnings per share	$(0.01)	$0.11
Non-cash interest and finance expense	0.01	0.01
Stock-based compensation	0.14	0.14
Loss on extinguishment of debt	-	0.09
Gain on reduction of contingent obligations		(0.19)
Non-recurring facility exit charges	0.03	-
Loss from discontinued operations, net	-	0.02
Non-GAAP diluted EPS	$0.17	$0.18
Non-GAAP weighted average diluted shares	19,268,245	15,575,406

The following table is a reconciliation of basic weighted average shares to non-GAAP weighted average diluted shares:

	Six Months Ended June 30,
	2016	2015
Basic weighted average shares	18,565,198	14,462,305
Effect of exercising warrants	663,270	971,873
Effect of exercising stock options	39,777	141,228
Non-GAAP weighted average diluted shares	19,268,245	15,575,406

The following table is a reconciliation of net (loss) income (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Six Months Ended June 30,
($ in thousands)	2016	2015
Net (loss) income	$(135)	$1,776
Depreciation and amortization	785	580
Interest and finance expense	965	944
Income tax benefit	(259)	(16)
State and local franchise taxes	49	56
Stock-based compensation	2,665	2,121
Loss on extinguishment of debt	-	1,371
Gain on reduction of contingent obligations	-	(3,000)
Non-recurring facility exit charges	670	-
Loss from discontinued operations, net	-	267
Adjusted EBITDA	$4,740	$4,099

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund working capital needs, acquire new brands, and to a lesser extent, capital expenditures. At June 30, 2016 and December 31, 2015, our unrestricted cash and cash equivalents were $13.47 million and $16.86 million, respectively.

We expect that existing cash and operating cash flows will be adequate to meet our operating needs, debt service obligations (including debt service under the Loan Agreement), and capital expenditure needs, for at least the twelve months subsequent to June 30, 2016. We are dependent on our licensees for most of our revenues, and there is no assurance that the licensees will perform as projected.

Our business operating model generally does not require significant capital expenditures.

Our contingent obligations (see Note 4, Debt in the Unaudited Condensed Consolidated Financial Statements) are payable in stock or cash, at the Company’s discretion. Payment of these obligations in stock would not affect our liquidity.

Changes in Working Capital

At June 30, 2016 and December 31, 2015, our adjusted working capital (current assets less current liabilities, excluding current contingent obligations and seller notes payable in stock (see Note 4, Debt in the Unaudited Condensed Consolidated Financial Statements)) was $16.50 million and $16.14 million, respectively. Commentary on the components of our cash flows used in continuing operations for the Current Six Months as compared with the Prior Year Six Months is set forth below.

Operating Activities

Net cash provided by operating activities from continuing operations was approximately $2.33 million in the Current Six Months, compared with net cash used in operating activities from continuing operations of approximately $0.96 million in the Prior Year Six Months.

The Current Six Months’ cash provided by operating activities was due to the combination of a net loss of $(0.14) million and the net change in operating assets and liabilities of $(1.63) million, partially offset by non-cash expenses of $4.10 million. Non-cash expenses mainly consist of $2.67 million of stock-based compensation, $0.79 million of depreciation and amortization, $0.25 million of amortization of debt discount and deferred finance costs, and a non-cash charge of $0.65 million related to the exit from our former leased office facilities, partially offset by $(0.26) million of deferred income tax benefit. The net change in operating assets and liabilities includes an increase in accounts receivable of $2.48 million primarily attributable to increase in revenues.

The Prior Year Six Months’ cash used in operating activities from continuing operations was primarily comprised of the net change in operating assets and liabilities of $(4.22) million, partially offset by net income of $1.78 million, non-cash expenses of $1.22 million, and a net loss from discontinued operations of $0.27 million. Non-cash expenses mainly consisted of $2.12 million of stock-based compensation, $1.37 million of loss from the extinguishment of debt, $0.58 million of depreciation and amortization, $(3.0) million of gain from the reduction of contingent obligations, $0.32 million of amortization of debt discount and deferred finance costs, and $(0.15) million of tax benefits. The $(4.22) million change in operating assets and liabilities includes an increase of $2.90 million of accounts receivable primarily attributable to increase in revenues. Net cash provided by operating activities from discontinued operations was $0.21 million.

Investing Activities

Net cash used in investing activities for the Current Six Months was approximately $2.12 million, compared with approximately $1.47 million in the Prior Year Six Months.

The Current Six Months’ net cash used in investing activities was attributable to $1.72 million of capital expenditures associated with leasehold improvements, furniture and fixtures, and equipment for our new corporate offices and operations facility, and $0.40 million of restricted cash related to the security deposit of the subtenant at our former office facilities.

The Prior Year Six Months’ net cash used in investing activities was primarily attributable to restricted cash of $1.11 million for a security deposit on the lease for our new office space, an advance deposit of $0.30 million made in connection with the C Wonder acquisition, and capital expenditures of $0.05 million.

Financing Activities

Net cash used in financing activities for the Current Six Months was approximately $3.60 million, primarily attributable to payments on our term debt obligations of $2.25 million, payment on our IM Seller Note obligation of $0.75 million, payment of the QVC Earn-Out obligation of $0.25 million, shares repurchased including vested restricted stock in exchange for withholding taxes of $0.30 million, and payment of deferred finance costs of $0.07 million.

Net cash used in financing activities for the Prior Year Six Months was approximately $3.70 million, primarily attributable to payment on our installment obligation related to the Ripka Brand of $2.18 million, repayments on our long-term debt of $1.26 million, and $0.32 million of costs associated with our July 2015 public equity offering.

Other Factors

We continue to seek to expand and diversify the types of licensed products being produced under our brands. We plan to continue to diversify the distribution channels within which licensed products are sold, in an effort to reduce dependence on any particular retailer, consumer, or market sector within each of our brands. The Mizrahi brand, H Halston brand, and C Wonder brand have a core business in fashion apparel and accessories. The Ripka brand historically has been focused on fine jewelry, which we believe helps diversify our industry focus while at the same time complements, expands on, and grows our overall business relationship with QVC. As of July 31, 2016, we no longer manage and design the Liz Claiborne New York brand. In April 2016, we brought the IMNYC Isaac Mizrahi, H Halston, and Highline Collective brands to Lord & Taylor and The Bay department stores through our quick-time-response direct-to-retail “virtual vertical” platform, and plan to do the same with the C Wonder Limited brand later this year. We also intend to seek new opportunities, including expansion through interactive television business and additional domestic and international licensing arrangements, and acquiring additional brands. Our success, however, will still remain largely dependent on our ability to build and maintain our brands’ awareness and contract with and retain key licensees, as well as our licensees’ ability to accurately predict upcoming fashion and design trends within their respective customer bases and fulfill the product requirements of their particular retail channels within the global marketplace. Unanticipated changes in consumer fashion preferences, slowdowns in the U.S. economy, changes in the prices of supplies, consolidation of retail establishments, and other factors noted in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC could adversely affect our licensees’ ability to meet and/or exceed their contractual commitments to us and thereby adversely affect our future operating results.

Effects of Inflation

We do not believe that the relatively moderate rates of inflation experienced over the past two years in the United States, where we primarily compete, have had a significant effect on revenues or profitability. If there were an adverse change in the rate of inflation by less than 10%, the expected effect on net income and cash flows would be immaterial.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, or liquidity.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 17, 2016, for a discussion of our critical accounting policies. During the three and six months ended June 30, 2016, there were no material changes to these policies.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2016, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2016 such that the information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

B. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

There have not been any significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered or registered securities during the six months ended June 30, 2016.

The following table provides information with respect to shares of common stock we repurchased during the six months ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program
March 1, 2016 to March 31, 2016 (i)	52,000	5.80	-
Total	52,000	$5.80	-

(i)	The shares were exchanged from employees in connection with the income tax withholding obligations on behalf of such employees from the vesting of restricted stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith:

31.1 Rule 13a-14(a)/15d-14(a) Certification (CEO)

31.2 Rule 13a-14(a)/15d-14(a) Certification (CFO)

32.1 Section 1350 Certification (CEO)

32.2 Section 1350 Certification (CFO)

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2016	By:	/s/ Robert W. D’Loren
Name: Robert W. D’Loren
Title: Chairman and Chief Executive Officer

	By:	/s/ James Haran
Name: James Haran
Title: Chief Financial Officer and Vice President