Form 10-Q
period 2016-09-30
XCel Brands, Inc.
filed 2016-11-14
CIK 1083220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number: 001-37527

XCEL BRANDS, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0307819
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of November 4, 2016, there were 18,680,560 shares of common stock, $.001 par value per share, of the issuer outstanding.

XCEL BRANDS, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
	(Unaudited)	(Note 1)
Assets
Current Assets:
Cash and cash equivalents	$15,158	$16,860
Accounts receivable, net	8,804	7,594
Prepaid expenses and other current assets	455	655
Total current assets	24,417	25,109
Property and equipment, net	2,456	871
Trademarks and other intangibles, net	111,502	112,323
Goodwill	12,371	12,371
Restricted cash	1,509	1,109
Other assets	282	343
Total non-current assets	128,120	127,017
Total Assets	$152,537	$152,126

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$4,678	$3,372
Deferred revenue	12	597
Current portion of long-term debt	5,302	8,918
Current portion of long-term debt, contingent obligations	-	250
Total current liabilities	9,992	13,137
Long-Term Liabilities:
Long-term debt, less current portion	31,094	31,860
Deferred tax liabilities, net	6,746	6,749
Other long-term liabilities	2,074	297
Total long-term liabilities	39,914	38,906
Total Liabilities	49,906	52,043

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 35,000,000 shares authorized at September 30, 2016 and December 31, 2015, and 18,680,560 and 18,434,634 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	19	18
Paid-in capital	96,563	93,999
Retained earnings	6,049	6,066
Total Stockholders' Equity	102,631	100,083

Total Liabilities and Stockholders' Equity	$152,537	$152,126

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Net licensing revenue	$8,311	$7,289	$25,748	$20,082
Net e-commerce sales	20	47	91	166
Total revenues	8,331	7,336	25,839	20,248
Cost of goods sold	41	51	147	131
Gross profit	8,290	7,285	25,692	20,117

Operating expenses
Salaries, benefits and employment taxes	4,054	3,463	12,481	9,639
Other design and marketing costs	779	669	2,439	1,761
Other selling, general and administrative expenses	1,145	961	4,439	2,482
Stock-based compensation	1,089	1,292	3,754	3,413
Depreciation and amortization	387	373	1,172	953
Total operating expenses	7,454	6,758	24,285	18,248

Other expenses (income)
Gain on reduction of contingent obligation	-	-	-	(3,000)
Loss on extinguishment of debt	-	-	-	1,371
Total other income, net	-	-	-	(1,629)

Operating income	836	527	1,407	3,498

Interest and finance expense
Interest expense - term debt	340	304	1,003	925
Other interest and finance charges	122	128	424	451
Total interest and finance expense	462	432	1,427	1,376

Income (loss) from continuing operations before income taxes	374	95	(20)	2,122

Income tax provision (benefit)	256	51	(3)	35

Income (loss) from continuing operations	118	44	(17)	2,087

Loss from discontinued operations, net	-	(14)	-	(281)

Net income (loss)	$118	$30	$(17)	$1,806

Basic and diluted net income (loss) per share:
Continuing operations	$0.01	$0.00	$(0.00)	$0.14
Discontinued operations, net	-	(0.00)	-	(0.02)
Net income (loss)	$0.01	$0.00	$(0.00)	$0.12

Diluted net income (loss) per share:
Continuing operations	$0.01	$0.00	$(0.00)	$0.13
Discontinued operations, net	-	(0.00)	-	(0.02)
Net income (loss)	$0.01	$0.00	$(0.00)	$0.11

Basic weighted average common shares outstanding	18,692,775	17,187,272	18,608,034	15,380,609
Diluted weighted average common shares outstanding	19,068,011	18,278,182	18,608,034	16,471,519

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities
Net (loss) income	$(17)	$1,806
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Loss from discontinued operations, net	-	281
Depreciation and amortization expense	1,172	953
Amortization of deferred finance costs	140	116
Stock-based compensation	3,754	3,413
Recovery of allowance for doubtful accounts	-	(21)
Amortization of note discount	236	333
Deferred income tax benefit	(3)	(5)
Tax benefit from vested stock grants and exercised options	-	(83)
Non-cash property exit charge	648	-
Gain on reduction of contingent obligation	-	(3,000)
Loss on extinguishment of debt	-	1,371
Changes in operating assets and liabilities:
Accounts receivable	(1,210)	(3,829)
Prepaid expenses and other assets	199	(141)
Accounts payable, accrued expenses and other current liabilities	1,306	(1,040)
Deferred revenue	(585)	415
Other liabilities	1,129	718
Net cash provided by operating activities from continuing operations	6,769	1,287

Net cash provided by operating activities from discontinued operations, net	-	104
Net cash provided by operating activities	6,769	1,391

Cash flows from investing activities
Cash consideration for asset acquisition of the H Halston Brand	-	(14)
Cash consideration for asset acquisition of the C Wonder Brand	-	(3,586)
Cost to acquire additional intangible assets	(26)	-
Purchase of property and equipment	(1,911)	(94)
Restricted cash for security deposits	(400)	(1,112)
Net cash used in investing activities	(2,337)	(4,806)

Cash flows from financing activities
Proceeds from issuance of common stock, net of direct costs	-	16,107
Proceeds from exercise of stock options and warrants	20	65
Tax benefit from vested stock grants and exercised options	-	83
Shares repurchased including vested restricted stock in exchange for
withholding taxes	(1,210)	(711)
Payment of deferred finance costs	(69)	(10)
Payment of long-term debt	(4,625)	(2,256)
Payment of QVC Earn-Out obligation	(250)	-
Payment of installment obligations related to the acquisition of the Ripka Brand	-	(2,190)
Net cash (used in) provided by financing activities	(6,134)	11,088

Net (decrease) increase in cash and cash equivalents	(1,702)	7,673

Cash and cash equivalents, beginning of period	16,860	8,531

Cash and cash equivalents, end of period	$15,158	$16,204

Supplemental disclosure of non-cash activities:
Issuance of common stock in connection with C Wonder Brand acquisition	$-	$9,000
Contingent obligation related to acquisition of the C Wonder Brand	$-	$2,850
Issuance of common stock as payment for a portion of the Ripka Seller Notes	$-	$5,400
Issuance of common stock as payment for a portion of the QVC Earn-Out	$-	$2,515

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$168	$447
Cash paid during the period for interest	$909	$855

See Notes to Unaudited Condensed Consolidated Financial Statements.

XCEL BRANDS, INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements September 30, 2016 (Unaudited)

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

The Company licenses its brands to third parties, provides certain design, production, and marketing services, and generates royalty design and service fee revenues through licensing and other agreements with manufacturers and retailers. These activities include licensing its own brands for promotion and distribution through a ubiquitous-channel retail sales strategy, which encompasses distribution through interactive television, the internet, and traditional brick-and-mortar retail channels.

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

XCEL BRANDS, INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements September 30, 2016 (Unaudited)

In April 2016, the FASB issued Accounting Standards Update No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”), and in May 2016, the FASB issued Accounting Standards Update No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). These Accounting Standards Updates contain amendments that provide additional guidance, clarification, and practical expedients related to ASU No. 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”), which was issued by the FASB in May 2014. ASU 2016-10 amends certain aspects of the guidance in ASU 2014-09 related to identifying performance obligations and applying the new revenue guidance to licensing transactions. ASU 2016-12 addresses topics of collectability, presentation of sales tax collected from customers, non-cash consideration, contract modifications and completed contracts at transition, and transition disclosures. The Company will incorporate the guidance contained in ASU 2016-10 and ASU 2016-12 into its overall evaluation and adoption of ASU 2014-09, which collectively will be effective for fiscal years beginning after December 15, 2017 and interim periods therein. The Company is currently evaluating the impact that the adoption of these ASUs will have on the Company’s consolidated financial statements.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 provides guidance and clarification regarding the presentation and classification on the Statement of Cash Flows for eight specific cash flow issues, including:

•	debt prepayment and extinguishment costs,
•	settlement of zero-coupon (or insignificant coupon interest rate) debt instruments,
•	contingent consideration payments made after a business combination,
•	proceeds from settlement of insurance claims,
•	proceeds from settlement of corporate-owned life insurance policies,
•	distributions received from equity method investees,
•	beneficial interests in securitization transactions, and
•	separately identifiable cash flows / application of predominance principle.

This new accounting guidance is effective for public companies for fiscal years beginning after December 15, 2017 (i.e., calendar years beginning on January 1, 2018), including interim periods within those fiscal years. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively from the earliest date practicable if retrospective application would be impracticable. Early adoption is permitted, provided all amendments are adopted in the same period. The Company is currently evaluating the impact that the adoption of ASU 2016-15 will have on its consolidated financial statements.

2.	Trademarks, Goodwill and Other Intangibles

Trademarks and other intangibles, net consist of the following:

		September 30, 2016
($ in thousands)	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks (indefinite-lived)	n/a	$96,676	$-	$96,676
Trademarks (definite-lived)	15 years	15,463	1,201	14,262
Licensing agreements	4 years	2,000	2,000	-
Non-compete agreement	7 years	562	140	422
Copyrights and other intellectual property	10 years	190	48	142
Total		$114,891	$3,389	$111,502

		December 31, 2015
($ in thousands)	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks (indefinite-lived)	n/a	$96,676	$-	$96,676
Trademarks (definite-lived)	15 years	15,437	429	15,008
Licensing agreements	4 years	2,000	2,000	-
Non-compete agreement	7 years	562	80	482
Copyrights and other intellectual property	10 years	190	33	157
Total		$114,865	$2,542	$112,323

Amortization expense for intangible assets for the quarter ended September 30, 2016 (the “Current Quarter”) and the quarter ended September 30, 2015 (the “Prior Year Quarter”) was $282,000 and $211,000, respectively. Amortization expense for intangible assets for the nine months ended September 30, 2016 (“Current Nine Months”) and the nine months ended September 30, 2015 (the “Prior Year Nine Months”) was $847,000 and $525,000, respectively.

The trademarks related to the Isaac Mizrahi Brand, the Ripka Brand, and the H Halston Brands have been determined to have indefinite useful lives, and accordingly no amortization has been recorded for these assets.

XCEL BRANDS, INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements September 30, 2016 (Unaudited)

The Company has $12.371 million of goodwill related to the 2011 acquisition of the Isaac Mizrahi business. There was no change in goodwill during the Current Nine Months.

3.	Significant Contracts

QVC Agreements

Under the Company’s agreements with QVC, QVC is required to pay the Company fees based primarily on a percentage of its net sales of Isaac Mizrahi, Ripka, H Halston, and C Wonder branded merchandise. QVC royalty revenue represents a significant portion of the Company’s total revenues. Revenues from QVC totaled $7.00 million and $6.30 million for the Current Quarter and Prior Year Quarter, respectively, representing approximately 84% and 86% of the Company’s total revenues, respectively. Revenues from QVC totaled $22.14 million and $17.78 million for the Current Nine Months and the Prior Year Nine Months, respectively, representing approximately 86% and 88% of the Company’s total revenues, respectively. As of September 30, 2016 and December 31, 2015, the Company had receivables from QVC of $7.27 million and $6.40 million, respectively, representing approximately 83% and 84% of the Company’s total receivables, respectively. Total receivables include $0.29 million and $1.18 million of earned revenue that had been accrued but not billed as of September 30, 2016 and December 31, 2015, respectively.

4.	Debt

The Company’s net carrying amount of debt is comprised of the following:

($ in thousands)	September 30, 2016	December 31, 2015
Xcel Term Loan	$26,125	$-
IM Term Loan	-	11,375
JR Term Loan	-	7,875
H Term Loan	-	10,000
Unamortized deferred finance costs related to term loans	(485)	(493)
IM Seller Note	3,627	4,918
Ripka Seller Notes	495	469
Contingent obligation - IM Seller	-	250
Contingent obligation - JR Seller	3,784	3,784
Contingent obligation - CW Seller	2,850	2,850
Total	36,396	41,028
Current portion (i)	5,302	9,168
Long-term debt	$31,094	$31,860

(i)	The current portion of long-term debt as of September 30, 2016 consists of (a) $3.875 million related to the Xcel Term Loan and (b) $1.427 million related to the IM Seller Note.

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

XCEL BRANDS, INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements September 30, 2016 (Unaudited)

The Xcel Term Loan matures on January 1, 2021. Principal on the Xcel Term Loan is payable in quarterly installments on each of January 1, April 1, July 1 and October 1. The aggregate remaining annual principal payments are as follows:

($ in thousands) Year Ending December 31,	Amount of Principal Payment
2016 (October 1 through December 31)	$875
2017	4,000
2018	4,000
2019	4,000
2020	4,000
2021	9,250
Total	$26,125

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

The Company was in compliance with all applicable covenants as of September 30, 2016.

XCEL BRANDS, INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements September 30, 2016 (Unaudited)

In connection with the refinancing of its term loan debt, the Company paid $116,000 of fees to or on behalf of BHI. These fees, along with $466,000 of remaining unamortized deferred finance costs related to the previous term loan debt, have been deferred on the condensed consolidated balance sheet as a reduction to the carrying value of the Xcel Term Loan, and are being amortized to interest expense over the term of the Xcel Term Loan using the interest method.

Interest on the Xcel Term Loan accrues at a fixed rate of 5.1% per annum and is payable on each day on which the scheduled principal payments are required to be made. For the Current Quarter and Prior Year Quarter, the Company incurred interest expense of $340,000 and $304,000, respectively, related to the Xcel Term Loan. For the Current Nine Months and Prior Year Nine Months, the Company incurred interest expense of $1,003,000 and $918,000, respectively, related to the Xcel Term Loan.

IM Seller Note

On September 29, 2011, as part of the consideration for the purchase of the Isaac Mizrahi Business, the Company issued to IM Ready-Made, LLC (“IM Ready”) a promissory note in the principal amount of $7,377,000 (as amended, the “IM Seller Note”). The stated interest rate of the IM Seller Note was 0.25% per annum. Management determined that this rate was below the Company’s expected borrowing rate, which was then estimated at 9.25% per annum. Therefore, the Company discounted the IM Seller Note by $1,740,000 using a 9.0% imputed annual interest rate, resulting in an initial value of $5,637,000. In addition, on September 29, 2011, the Company prepaid $123,000 of interest on the IM Seller Note. The imputed interest amount was amortized over the term of the IM Seller Note and recorded as other interest and finance expense on the Company’s condensed consolidated statements of operations.

On December 24, 2013, the IM Seller Note was amended to (1) revise the maturity date to September 30, 2016, (2) revise the date to which the maturity date may be extended to September 30, 2018, (3) provide the Company with a prepayment right with its common stock, subject to remitting in cash certain required cash payments and a minimum common stock price of $4.50 per share, and (4) require interim scheduled payments.

On September 19, 2016, the IM Seller Note was further amended and restated to (1) revise the maturity date to March 31, 2019, (2) require six semi-annual principal and interest installment payments of $750,000, commencing on September 30, 2016 and ending on March 31, 2019, (3) revise the stated interest rate to 2.236% per annum, (4) allow for optional prepayments at any time at the Company’s discretion without premium or penalty, and (5) require that all payments of principal and interest be made in cash. Management assessed and determined that this amendment represented a debt modification and, accordingly, no gain or loss was recorded.

The Company paid the scheduled semi-annual installment payment of $750,000 on September 30, 2016. The aggregate remaining annual principal payments under the IM Seller Note are as follows:

($ in thousands) Year Ending December 31,	Amount of Principal Payment
2016 (October 1 through December 31)	$-
2017	1,427
2018	1,459
2019	741
Total	$3,627

For the Current Quarter and Prior Year Quarter, the Company incurred interest expense of $70,000 and $79,000, respectively, which includes amortization of the discount on the IM Seller Note of $70,000 and $74,000, respectively. For the Current Nine Months and the Prior Year Nine Months, the Company incurred interest expense of $210,000 and $237,000, respectively, which includes amortization of the discount on the IM Seller Note of $210,000 and $223,000, respectively.

XCEL BRANDS, INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements September 30, 2016 (Unaudited)

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

On February 20, 2015, the Company entered into a release letter (the “Release Letter”) with Thai Jewelry, pursuant to which the Company agreed to issue to Thai Jewelry an aggregate of 266,667 shares of the Company’s common stock in exchange for the cancellation of the $2,400,000 Seller Note. On March 25, 2015, the Company issued the shares of common stock pursuant to the Release Letter. The carrying value, net of the discount at the time of the redemption of the $2.4 million Ripka Seller Notes was $1.79 million and, as a result, the Company recorded a loss on the early extinguishment of debt of $0.61 million during the Prior Year Nine Months, which is included in the accompanying condensed consolidated statements of operations.

On April 21, 2015, the Company satisfied an additional $3.00 million principal amount of the Ripka Seller Notes by issuing 333,334 shares of the Company’s common stock. The carrying value, net of the discount at the time of the redemption of the $3.00 million Ripka Seller Notes was $2.24 million and, as a result, the Company recorded a loss on the early extinguishment of debt of $0.76 million, and when combined with the loss recorded on February 20, 2015, totals a $1.37 million loss on the early extinguishment of debt which is included in the accompanying Prior Year Nine Months condensed consolidated statements of operations.

For both the Current Quarter and Prior Year Quarter, the Company incurred interest expense of $9,000 and $8,000, respectively, which consists solely of amortization of the discount on the Ripka Seller Notes. For the Current Nine Months and the Prior Year Nine Months, the Company incurred interest expense of $26,000 and $96,000, respectively, which consists solely of amortization of the discount on the Ripka Seller Notes.

XCEL BRANDS, INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements September 30, 2016 (Unaudited)

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

As of September 30, 2016 and December 31, 2015, total contingent obligations were $6.63 million and $6.88 million, respectively.

XCEL BRANDS, INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements September 30, 2016 (Unaudited)

5.	Stockholders’ Equity

2011 Equity Incentive Plan

The Company’s 2011 Equity Incentive Plan, as amended and restated (the “Plan”), is designed and utilized to enable the Company to provide its employees, officers, directors, consultants and others whose past, present and/or potential contributions to the Company have been, are or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company. A total of 13,000,000 shares of common stock are eligible for issuance under the Plan. The Plan provides for the grant of any or all of the following types of awards: stock options, restricted stock, deferred stock, stock appreciation rights and other stock-based awards. The Plan is administered by the Company’s Board of Directors, or, at the Board’s discretion, a committee of the Board.

Effective September 13, 2016, the Plan was amended to (a) increase the number of shares of common stock reserved and available for distribution under the Plan from 8,000,000 to 13,000,000, and (b) increase the maximum number of shares of common stock with respect to which options or restricted stock may be granted to any participant from 5,000,000 to 10,000,000.

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

Stock Options

Options granted under the Plan expire at various times – either five, seven, or ten years from the date of grant, depending on the particular grant.

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

XCEL BRANDS, INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements September 30, 2016 (Unaudited)

On March 31, 2016, the Company granted options to purchase an aggregate of 150,000 shares of common stock to non-management directors. The exercise price of the options is $5.80 per share, and 50% of the options will vest on each of March 31, 2017 and March 31, 2018.

On August 11, 2016, the Company granted options to purchase an aggregate of 25,000 shares of common stock to a newly appointed non-management director. The exercise price of the options is $5.15 per share, and 50% of the options will vest on each of August 31, 2017 and August 31, 2018.

The fair values of the options granted during the Current Nine Months were estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected Volatility	33.25 – 34.85%
Expected Dividend Yield	0%
Expected Life (Term)	3.25 – 5.32 years
Risk-Free Interest Rate	0.91 – 1.21%

A summary of the Company’s stock options activity for the Current Nine Months is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	379,500	$5.50	1.71	$1,174,000
Granted	2,446,500	6.12
Canceled	-	-
Exercised	(13,000)	3.08
Expired/Forfeited	(36,000)	5.22
Outstanding at September 30, 2016, and expected to vest	2,777,000	$6.06	4.34	$-
Exercisable at September 30, 2016	354,000	$5.58	0.83	$-

Compensation expense related to stock options for the Current Quarter and the Prior Year Quarter was approximately $296,000 and $17,000, respectively. Compensation expense related to stock option grants for the Current Nine Months and the Prior Year Nine Months was $644,000 and $50,000, respectively. Total unrecognized compensation expense related to unvested stock options at September 30, 2016 amounts to $2,899,000 and is expected to be recognized over a weighted average period of 2.88 years.

The following table summarizes the Company’s stock option activity for non-vested options for the Current Nine Months:

	Number of Options	Weighted Average Grant Date Fair Value
Balance at January 1, 2016	47,500	$1.43
Granted	2,446,500	1.44
Vested	(42,500)	1.42
Forfeited or Canceled	(28,500)	1.49
Balance at September 30, 2016	2,423,000	$1.44

XCEL BRANDS, INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements September 30, 2016 (Unaudited)

Warrants

Warrants granted under the Plan expire at various times, either five, seven or ten years from the date of grant, depending on the particular grant.

A summary of the Company’s warrants activity for the Current Nine Months is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding and exercisable at January 1, 2016	2,219,543	$6.07	3.23	$3,168,000
Granted	-	-
Canceled	-	-
Exercised	(218,000)	0.01
Expired/Forfeited	(34,800)	5.14
Outstanding and exercisable at September 30, 2016	1,966,743	$6.76	3.06	$-

No compensation expense was recognized in the Current Nine Months or Prior Year Nine Months related to warrants.

Restricted Stock

On March 31, 2016, the Company issued to a key employee 17,242 shares of restricted stock. The shares of restricted stock vested over six months.

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

On August 11, 2016, the Company issued to a newly appointed non-management director an aggregate of 8,000 shares of restricted stock. The shares of restricted stock will vest evenly over two years, whereby 50% shall vest on August 31, 2017 and 50% shall vest on August 31, 2018.

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

XCEL BRANDS, INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements September 30, 2016 (Unaudited)

A summary of the Company’s restricted stock activity for the Current Nine Months is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	3,530,485	$4.95
Granted	273,243	5.78
Canceled	-	-
Vested	(539,900)	4.44
Expired/Forfeited	(12,275)	8.66
Outstanding at September 30, 2016	3,251,553	$5.09

Compensation expense related to restricted stock grants for the Current Quarter and Prior Year Quarter was $793,000 and $1,275,000, respectively. Compensation expense related to restricted stock grants for the Current Nine Months and Prior Year Nine Months was $3,110,000 and $3,363,000, respectively.

Total unrecognized compensation expense related to unvested restricted stock grants at September 30, 2016 amounts to $2,819,000 and is expected to be recognized over a weighted average period of 1.56 years.

Shares Available Under the Company’s 2011 Equity Incentive Plan

At September 30, 2016, there were 5,743,263 shares of common stock available for issuance under the Plan.

Shares Reserved for Issuance

At September 30, 2016, there were 10,487,006 shares of common stock reserved for issuance pursuant to unexercised warrants and stock options, or available for issuance under the Plan.

Dividends

The Company has not paid any dividends to date.

XCEL BRANDS, INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements September 30, 2016 (Unaudited)

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

Shares used in calculating basic and diluted income (loss) per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic	18,692,775	17,187,272	18,608,034	15,380,609
Effect of exercise of warrants	369,288	962,292	-	962,292
Effect of exercise of stock options	5,948	128,618	-	128,618
Diluted	19,068,011	18,278,182	18,608,034	16,471,519

As a result of the net loss from continuing operations presented for the nine months ended September 30, 2016, the Company calculated diluted earnings per share using basic weighted-average shares outstanding for those periods, as utilizing diluted shares would be anti-dilutive to loss per share.

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options and warrants	3,338,000	750,000	4,743,743	750,000

7.	Income Tax

The effective income tax rate for the Current Quarter and the Prior Year Quarter from continuing operations was approximately 68% and 54%, respectively, resulting in a $256,000 income tax provision and a $51,000 income tax provision, respectively.

The effective income tax rate for the Current Nine Months and the Prior Year Nine Months was approximately 15% and 2%, respectively, resulting in a $3,000 income tax benefit and a $35,000 income tax provision, respectively.

During the Current Quarter and the Current Nine Months, the respective effective tax rates were attributable to recurring permanent differences. Based on the amount of income/(loss) from continuing operations before income taxes compared to the permanent differences, the effective rate increased by 27% and decreased by 26% for the Current Quarter and the Current Nine Months, respectively.

For the Prior Year Nine Months, the Company recorded a $3.00 million gain on the reduction of contingent obligations related to the acquisition of the Isaac Mizrahi Brand, partially offset by recurring permanent differences. This gain was not subject to tax and was therefore treated as a discrete item (permanent difference) occurring in the Prior Year Nine Months. Based on the amount of income from continuing operations before income taxes compared to the permanent differences, the effective rate increased by 13% and decreased by 39% for the Prior Year Quarter and the Prior Year Nine Months, respectively.

XCEL BRANDS, INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements September 30, 2016 (Unaudited)

8.	Discontinued Operations

Discontinued operations represent the net sales and expenses related to the Company’s retail operations, which were discontinued in December 2014. A summary of the results of discontinued operations for the Current Quarter, Prior Year Quarter, Current Nine Months, and Prior Year Nine Months is as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$-	$-	$-	$287
Cost of sales	-	-	-	(221)
Operating expenses	-	(1)	-	(267)
Loss from disposal of discontinued operations	-	(32)	-	(273)
Income tax benefit	-	19	-	193
Loss from discontinued operations, net	$-	$(14)	$-	$(281)

Loss per share from discontinued operations, net:
Basic	$-	$(0.00)	$-	$(0.02)
Diluted	$-	$(0.00)	$-	$(0.02)

Weighted average shares outstanding:
Basic	18,692,775	17,187,272	18,608,034	15,380,609
Diluted	19,068,011	18,278,182	18,608,034	16,471,519

Assets and liabilities of discontinued operations were not material as of September 30, 2016 and December 31, 2015.

9.	Related Party Transactions

Licensing Agent Agreement

On August 2, 2011, the Company entered into a licensing agent agreement with Adam Dweck, son of Jack Dweck, a former director of the Company, pursuant to which he is entitled to a five percent commission on any royalties the Company receives under any new license agreements that he procures for the Company for the initial term of such license agreements. Adam Dweck earned approximately $0 and $0 in fees for the Current Quarter and Prior Year Quarter, respectively, and earned approximately $1,000 and $11,000 in fees for the Current Nine Months and Prior Year Nine Months, respectively.

Todd Slater

On September 29, 2011, the Company entered into an agreement, which was amended on October 4, 2011 and on July 10, 2012, with Todd Slater, who was a director of the Company from October 17, 2011 through August 9, 2016, for services related to the Company’s licensing strategy and introduction to potential licensees. In July 2012, the Company made a one-time payment to Mr. Slater of $163,000 in connection with the amendment. The Company incurred direct licensing costs with Mr. Slater from amortization of the one-time payment for the Prior Year Quarter and Prior Year Nine Months of $16,000 and $32,000, respectively.

XCEL BRANDS, INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements September 30, 2016 (Unaudited)

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

The Company incurred a $28,000 and $15,000 royalty participation fee with HIP for the Current Year Quarter and the Prior Year Quarter, respectively. The Company incurred a $91,000 and $15,000 royalty participation fee with HIP for the Current Nine Months and the Prior Year Nine Months, respectively.

HOH has also entered into an arrangement with another licensee of the Company to supply Halston-branded apparel for the subsequent sale of such product to end customers. Under the Company’s separate pre-existing licensing agreements in place with the aforementioned other licensee and with HIP as described above, the Company earns royalties on the sales of such Halston-branded products.

Edward Jones, III

On May 14, 2015, and amended on June 24, 2015, the Company entered into a consulting agreement with Jones Texas, Inc., ("JT Inc.") whose controlling shareholder is Edward Jones, a director of the Company. The agreement, as amended, provided for fees payable to JT Inc. up to $75,000 for consulting services related to due diligence on the C Wonder brand prior to acquisition. The Company paid fees to JT Inc. of $62,500 and $75,000 during the Prior Year Quarter and Prior Year Nine Months.

During the Current Nine Months, Edward Jones performed consulting services for and received compensation from a certain licensee of the Company (the “Licensee”). Under the terms of the Company’s agreement with the Licensee, the Licensee may supply the Company’s branded products to our other licensees. Under the terms of the Company’s separate pre-existing agreements with other licensees, the Company would earn royalties on the sales of such branded products sold to end customers. To date, the Company has not earned or received any fees or revenues related to the Company’s agreement with the Licensee, but may earn or receive such amounts in the future.

XCEL BRANDS, INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements September 30, 2016 (Unaudited)

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

The Company recorded a net non-cash charge of approximately $648,000 associated with the recognition of this liability. The Company also incurred certain cash costs of approximately $15,000 related to the exit from its former office space, and incurred a loss of approximately $7,000 associated with the sale of certain equipment. These amounts, totaling approximately $670,000, were recorded as other selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations for nine months ended September 30, 2016.

During the Current Quarter, the Company made net cash payments related to 475 Tenth Avenue of $166,000, and recorded $6,000 of accretion expense related to the exit cost liability as other selling, general and administrative expenses.

The remaining balance of the exit cost liability related to the former office space was approximately $780,000 as of September 30, 2016, of which $149,000 was recorded in other current liabilities and $631,000 was recorded in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. The balance of this liability will be paid out over a period of approximately 5 years, through February 2022.

A summary of the activity related to the exit cost liability for the Current Nine Months is as follows:

($ in thousands)
Balance as of January 1, 2016	$-
Non-cash costs incurred and charged to expense	648
Transfers of previously-recognized deferred balance sheet amounts related to lease	333
Cash payments, net	(207)
Accretion	6
Balance as of September 30, 2016	$780

11.	Subsequent Events

On October 31, 2016, the Company granted options to purchase an aggregate of 150,000 shares of common stock to three independent directors. The exercise price of the options is $5.00 per share, and 50% of the options will vest on each of October 31, 2017 and October 31, 2018. The options will expire on October 31, 2021.

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

Overview

Xcel Brands, Inc. (“Xcel,” the “Company,” “we,” “us” or “our”) is a brand management and media company engaged in the design, production, licensing, marketing, and direct to consumer sales of branded apparel, footwear, accessories, jewelry, home goods, and other consumer products, and the acquisition of dynamic consumer lifestyle brands. Currently, our brand portfolio consists of the Isaac Mizrahi, Judith Ripka, H Halston, C Wonder, and the Highline Collective brands. We also managed and designed the Liz Claiborne New York brand (“LCNY Brand”) through July 31, 2016. Going forward, our focus shall be on our wholly owned brands.

Our objective is to build a diversified portfolio of lifestyle consumer brands through organic growth and the strategic acquisition of new brands. To achieve growth under our brands, we are focused on two primary licensing and design activities:

•	licensing our brands for distribution through interactive television (i.e. QVC and The Shopping Channel); and
•	licensing our brands to manufacturers and retailers for promotion and distribution through e-commerce, social commerce, and traditional brick-and-mortar retail channels.

We believe that Xcel offers a unique value proposition to its licensees and customers for the following reasons:

•	our management team, including our officers’ and directors’ historical track records and relationships within the industry;
•	our brand management platform, which has a strong focus on design, production, marketing, and social media; and
•	our operating strategy of licensing brands with significant media presence and driving sales through our ubiquitous-channel retail sales strategy across interactive television, internet and traditional retail channels.

We license our brands to third parties, provide certain design, production, and marketing services, and generate royalty design and service fee revenues through licensing and other agreements with manufacturers and retailers. This includes licensing our own brands for promotion and distribution through a ubiquitous-channel retail sales strategy, which includes distribution through interactive television, the internet, and traditional brick-and-mortar retail channels. We believe that this strategy distinguishes us from other brand management companies that rely primarily on their licensees for design, production and distribution, and enables us to leverage the media reach of our interactive television partners, including through television, digital and social media, to drive sales of products under our brands across distribution channels.

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

We believe our “virtual vertical” production platform provides significant competitive advantages compared with traditional wholesale apparel companies that design, manufacture, and distribute products. We remain focused on our core competencies of licensing, production, design, marketing and brand development, while outsourcing manufacturing and the related inventory ownership to best-in-class partners. We believe that we offer 360 degrees of service for a comprehensive solution for our retail partners that addresses many of the challenges facing the retail industry today. We believe our platform is highly scalable due to our business model’s low overhead and working capital requirements, coupled with minimum guaranteed income levels through our multi-year licensing contracts. Additionally, we believe we can quickly integrate additional brands into our platform in order to leverage our design, production oversight, and marketing capabilities and retail and licensee relationships.

We opened a full-price store and an outlet store under the Isaac Mizrahi brand in 2013 and 2014, respectively. In December 2014, we decided to close our retail stores. Accordingly, our retail operations have been classified as discontinued operations for all periods presented.

Our e-commerce operations, which were previously reported as a component of retail operations, are reported as a component of our licensing business. E-commerce operations are in the process of being phased out.

Summary of Operating Results

The three months ended September 30, 2016 (the “Current Quarter”) compared with the three months ended September 30, 2015 (the “Prior Year Quarter”)

Total Revenues

Current Quarter total revenues increased approximately $0.99 million to $8.33 million from $7.34 million in the Prior Year Quarter. This increase was attributable to increases in net licensing revenues of approximately $1.02 million, partially offset by declines in net e-commerce sales of $0.03 million.

The increase in net licensing revenues for the Current Quarter as compared with the Prior Year Quarter was primarily due to (i) higher revenues from our interactive television business of approximately $1.13 million, driven by acquisitions made in late 2014 and 2015, and (ii) increased revenues recognized from new strategic license agreements entered into in 2015 and 2016 of approximately $0.31 million. These increases were partially offset by a decrease in revenue of approximately $0.42 million associated with the management and design of the LCNY brand, for which our contract ended in July 2016.

The decline in net e-commerce sales from the Prior Year Quarter is the result of management’s decision to phase out of e-commerce.

Gross Profit

Gross profit for the Current Quarter was $8.29 million, compared with $7.29 million for the Prior Year Quarter. The increase in gross profit was primarily attributable to the increase in net licensing revenues described above.

Operating Expenses

Operating expenses totaled $7.45 million for the Current Quarter, compared with $6.76 million for the Prior Year Quarter. The increase of approximately $0.69 million was primarily due to an increase in salaries, benefits and employment taxes, largely driven by increased staffing to support ongoing growth in our brand portfolio, as well as the scaling of our operations and infrastructure to support the ongoing growth of our business.

Interest and Finance Expense

Interest and finance expense for the Current Quarter increased by approximately $0.03 million to $0.46 million, compared with $0.43 million in the Prior Year Quarter. This increase was primarily due to the higher interest rate on our term debt following the February 2016 refinancing (the term debt interest rate was converted from a variable rate of approximately 4.1% to a fixed rate of 5.1%).

Income Tax Provision

The effective income tax rate for the Current Quarter was approximately 68% resulting in a $0.26 million income tax provision. During the Current Quarter, the effective tax rate was attributable to recurring permanent differences. Based on the amount of income from continuing operations before income taxes compared to the permanent differences, the effective rate increased by 27%.

The effective income tax rate for the Prior Year Quarter was approximately 54% which resulted in a $0.05 million income tax provision. For the Prior Year Quarter, the effective tax rate was attributable to recurring permanent differences. Based on the amount of income from continuing operations before income taxes compared to the permanent differences, the effective rate decreased by 13%.

Discontinued Operations

The loss from discontinued operations, net of $0.01 million in the Prior Year Quarter was related to our retail operations and was primarily attributable to wind down costs associated with the closing of our retail stores. As these wind down and closure activities were essentially completed by the end of 2015, we had no such costs reported as discontinued operations in the Current Quarter.

Net Income (Loss)

The Company had net income of $0.12 million for the Current Quarter, compared with net income of $0.03 million for the Prior Year Quarter.

Non-GAAP Net Income, Non-GAAP Diluted EPS, and Adjusted EBITDA

The Company had non-GAAP net income of $1.29 million, or $0.07 per diluted share (“non-GAAP diluted EPS”) for the Current Quarter, compared with non-GAAP net income of $1.42 million, or non-GAAP diluted EPS of $0.08 for the Prior Year Quarter. Non-GAAP net income is a non-GAAP unaudited term, which we define as net income (loss), exclusive of stock-based compensation, non-cash interest expense from discounted debt related to acquired assets, gain on the reduction of contingent obligations (if any), loss on extinguishment of debt (if any), non-recurring facility exit charges, and net loss from discontinued operations. Non-GAAP net income and non-GAAP diluted EPS measures do not include the tax effect of the aforementioned adjusting items, due to the nature of these items and the Company’s tax strategy.

The Company had Adjusted EBITDA of $2.34 million for the Current Quarter, compared with Adjusted EBITDA of $2.22 million for the Prior Year Quarter. Adjusted EBITDA is a non-GAAP unaudited measure, which we define as net income (loss) before stock-based compensation, interest expense and other financing costs (including gain (loss) on extinguishment of debt), income taxes, other state and local franchise taxes, depreciation and amortization, gain on the reduction of contingent obligations, non-recurring facility exit charges, and net loss from discontinued operations.

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

The following table is a reconciliation of net income (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net income:

	Three Months Ended September 30,
($ in thousands)	2016	2015
Net income	$118	$30
Non-cash interest and finance expense	78	84
Stock-based compensation	1,089	1,292
Loss from discontinued operations, net	-	14
Non-GAAP net income	$1,285	$1,420

The following table is a reconciliation of diluted earnings per share to non-GAAP diluted EPS:

	Three Months Ended September 30,
	2016	2015
Diluted earnings per share	$0.01	$0.00
Non-cash interest and finance expense	-	0.01
Stock-based compensation	0.06	0.07
Loss from discontinued operations, net	-	-
Non-GAAP diluted EPS	$0.07	$0.08
Non-GAAP weighted average diluted shares	19,068,011	18,278,182

The following table is a reconciliation of basic weighted average shares to non-GAAP weighted average diluted shares:

	Three Months Ended September 30,
	2016	2015
Basic weighted average shares	18,692,775	17,187,272
Effect of exercising warrants	369,288	962,292
Effect of exercising stock options	5,948	128,618
Non-GAAP weighted average diluted shares	19,068,011	18,278,182

The following table is a reconciliation of net income (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Three Months Ended September 30,
($ in thousands)	2016	2015
Net income	$118	$30
Depreciation and amortization	387	373
Interest and finance expense	462	432
Income tax provision	256	51
State and local franchise taxes	26	27
Stock-based compensation	1,089	1,292
Loss from discontinued operations, net	-	14
Adjusted EBITDA	$2,338	$2,219

The nine months ended September 30, 2016 (the “Current Nine Months”) compared with the nine months ended September 30, 2015 (the “Prior Year Nine Months”)

Total Revenues

Current Nine Months total revenues increased approximately $5.59 million to $25.84 million from $20.25 million in the Prior Year Nine Months. This increase was attributable to increases in net licensing revenues of approximately $5.67 million, partially offset by declines in net e-commerce sales of $0.08 million.

The increase in net licensing revenues for the Current Nine Months as compared with the Prior Year Nine Months was primarily due to (i) higher revenues from our interactive television business of approximately $5.20 million, driven by acquisitions made in late 2014 and 2015, and (ii) increased revenues recognized from new strategic license agreements entered into in 2015 and 2016 of approximately $1.35 million. These increases were partially offset by a decrease in revenue of approximately $0.88 associated with the management and design of the LCNY brand, for which our contract ended in July 2016.

The decline in net e-commerce sales from the Prior Year Nine Months is the result of management’s decision to phase out of e-commerce.

Gross Profit

Gross profit for the Current Nine Months was $25.69 million, compared with $20.12 million for the Prior Year Nine Months. The increase in gross profit was primarily attributable to the increase in net licensing revenues described above.

Operating Expenses

Operating expenses totaled $24.29 million for the Current Nine Months, compared with $18.25 million for the Prior Year Nine Months. The increase of approximately $6.04 million was primarily related to an increase in compensation-related expenses (including stock-based compensation) of approximately $3.18 million, an increase in design and marketing costs of approximately $0.68 million, and an increase in other selling, general and administrative expenses of approximately $1.96 million, which included non-recurring charges of $0.67 million incurred in the Current Nine Months in connection with the exit from our former leased office facilities. These increases in expenses were the result of increased staffing and scaling of our operations and infrastructure in order to support (i) the C Wonder Brand, which we acquired in July 2015 and which began selling on QVC in March 2016, (ii) the development and operation of our quick-time-response or short lead time “virtual vertical” production platform, and (iii) launch and related ramp-up of the IMNYC Isaac Mizrahi, H Halston, and Highline Collective brands at Lord & Taylor and Hudson’s Bay department stores in April 2016.

The increase in depreciation and amortization expense of approximately $0.22 million was primarily related to the amortization of the C Wonder trademarks acquired in July 2015, partially offset by certain other intangible assets becoming fully amortized in 2015 (see Note 2 in the Unaudited Condensed Consolidated Financial Statements).

Other Expenses (Income)

Total other income, net of $1.63 million for the Prior Year Nine Months was comprised of a $3.00 million gain on the reduction of contingent obligations, partially offset by a $1.37 million loss on extinguishment of debt.

The gain on the reduction of contingent obligations in the Prior Year Nine Months was a result of the Company reducing the fair value of its contingent obligation on its earn-out obligation to the seller of the Isaac Mizrahi Brand.

The loss on extinguishment of debt in the Prior Year Nine Months was a result of the Company satisfying $5.40 million principal amount of Ripka Seller Notes by issuing 600,001 shares of our common stock in March and April 2015. The carrying value, net of the discount, of the Ripka Seller Notes at the redemption date was $4.03 million, resulting in a loss of $1.37 million.

Interest and Finance Expense

Interest and finance expense for the Current Nine Months increased by approximately $0.05 million to $1.43 million, compared with $1.38 million in the Prior Year Nine Months. This increase was primarily due to the higher interest rate on our term debt following the February 2016 refinancing (as the term debt interest rate was converted from a variable rate of approximately 4.1% to a fixed rate of 5.1%) and fees associated with the refinancing, largely offset by lower interest expense following the satisfaction of $5.40 million principal amount of the Ripka Seller Notes in March 2015 and April 2015.

Income Tax (Benefit) Provision

The effective income tax rate for the Current Nine Months was approximately 15% resulting in a $0.003 million income tax benefit. During the Current Nine Months, the effective tax rate was attributable to recurring permanent differences. Based on the amount of loss from continuing operations before income taxes compared to the permanent differences, the effective rate decreased by 26%.

The effective income tax rate for the Prior Year Nine Months was approximately 2% which resulted in a $0.04 million income tax provision. For the Prior Year Nine Months, the Company recorded a $3.00 million gain on the reduction of contingent obligations related to the acquisition of the Isaac Mizrahi Brand, partially offset by recurring permanent differences. This gain was not subject to tax and was therefore treated as a discrete item (permanent difference) occurring in the Prior Year Nine Months. Based on the amount of income from continuing operations before income taxes compared to the permanent differences, the effective rate decreased by 39%.

Discontinued Operations

The loss from discontinued operations, net of $0.28 million in the Prior Year Nine Months was related to our retail operations and was primarily attributable to compensation expense, other general and administrative expenses, and wind down costs associated with the closing of our retail stores, partially offset by an income tax benefit of $0.19 million. As these wind down and closure activities were essentially completed by the end of 2015, we had no such costs reported as discontinued operations in the Current Nine Months.

Net (Loss) Income

The Company had a net loss of $0.02 million for the Current Nine Months, compared with net income of $1.81 million for the Prior Year Nine Months.

Non-GAAP Net Income, Non-GAAP Diluted EPS, and Adjusted EBITDA

The Company had non-GAAP net income of $4.64 million, or $0.24 per diluted share for the Current Nine Months, compared with non-GAAP net income of $4.20 million, or non-GAAP diluted EPS of $0.26 for the Prior Year Nine Months. The Company had Adjusted EBITDA of $7.08 million for the Current Nine Months, compared with Adjusted EBITDA of $6.32 million for the Prior Year Nine Months.

The following table is a reconciliation of net (loss) income (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net income:

	Nine Months Ended September 30,
($ in thousands)	2016	2015
Net (loss) income	$(17)	$1,806
Non-cash interest and finance expense	236	330
Stock-based compensation	3,754	3,413
Loss on extinguishment of debt	-	1,371
Gain on reduction of contingent obligations	-	(3,000)
Non-recurring facility exit charges	670	-
Loss from discontinued operations, net	-	281
Non-GAAP net income	$4,643	$4,201

The following table is a reconciliation of diluted (loss) earnings per share to non-GAAP diluted EPS:

	Nine Months Ended September 30,
	2016	2015
Diluted (loss) earnings per share	$(0.00)	$0.11
Non-cash interest and finance expense	0.01	0.02
Stock-based compensation	0.20	0.21
Loss on extinguishment of debt	-	0.08
Gain on reduction of contingent obligations		(0.18)
Non-recurring facility exit charges	0.03	-
Loss from discontinued operations, net	-	0.02
Non-GAAP diluted EPS	$0.24	$0.26
Non-GAAP weighted average diluted shares	19,071,332	16,471,519

The following table is a reconciliation of basic weighted average shares to non-GAAP weighted average diluted shares:

	Nine Months Ended September 30,
	2016	2015
Basic weighted average shares	18,608,034	15,380,609
Effect of exercising warrants	435,298	962,292
Effect of exercising stock options	28,000	128,618
Non-GAAP weighted average diluted shares	19,071,332	16,471,519

The following table is a reconciliation of net (loss) income (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Nine Months Ended September 30,
($ in thousands)	2016	2015
Net (loss) income	$(17)	$1,806
Depreciation and amortization	1,172	953
Interest and finance expense	1,427	1,376
Income tax (benefit) provision	(3)	35
State and local franchise taxes	75	83
Stock-based compensation	3,754	3,413
Loss on extinguishment of debt	-	1,371
Gain on reduction of contingent obligations	-	(3,000)
Non-recurring facility exit charges	670	-
Loss from discontinued operations, net	-	281
Adjusted EBITDA	$7,078	$6,318

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund working capital needs, acquire new brands, and to a lesser extent, capital expenditures. At September 30, 2016 and December 31, 2015, our unrestricted cash and cash equivalents were $15.16 million and $16.86 million, respectively.

We expect that existing cash and operating cash flows will be adequate to meet our operating needs, debt service obligations (including debt service under the Loan Agreement), and capital expenditure needs, for at least the twelve months subsequent to September 30, 2016. We are dependent on our licensees for most of our revenues, and there is no assurance that the licensees will perform as projected.

Our business operating model generally does not require significant capital expenditures.

Our contingent obligations (see Note 4, Debt in the Unaudited Condensed Consolidated Financial Statements) are payable in stock or cash, at the Company’s discretion. Payment of these obligations in stock would not affect our liquidity.

Changes in Working Capital

At September 30, 2016 and December 31, 2015, our adjusted working capital (current assets less current liabilities, excluding current contingent obligations and seller notes payable in stock (see Note 4, Debt in the Unaudited Condensed Consolidated Financial Statements)) was $14.43 million and $16.14 million, respectively. Commentary on the components of our cash flows used in continuing operations for the Current Nine Months as compared with the Prior Year Nine Months is set forth below.

Operating Activities

Net cash provided by operating activities from continuing operations was approximately $6.77 million in the Current Nine Months, compared with net cash provided by operating activities from continuing operations of approximately $1.29 million in the Prior Year Nine Months.

The Current Nine Months’ cash provided by operating activities was due to the combination of a net loss of $(0.02) million, non-cash expenses of $5.95 million, and the net change in operating assets and liabilities of $0.84 million. Non-cash expenses mainly consisted of $3.75 million of stock-based compensation, $1.17 million of depreciation and amortization, $0.38 million of amortization of debt discount and deferred finance costs, and a non-cash charge of $0.65 million related to the exit from our former leased office facilities. The net change in operating assets and liabilities includes an increase in accounts payable, accrued expenses and other current liabilities of $1.31 million, largely due to withholding taxes payable related to shares surrendered for taxes on vested stock awards; and an increase in other liabilities of $1.13 million related to the lease of our new corporate offices and operations facility, and the sublease of our former offices; partially offset by an increase in accounts receivable of $1.21 million, primarily attributable to the increase in revenues.

The Prior Year Nine Months’ cash provided by operating activities was comprised of net income of $1.81 million, non-cash expenses of $3.08 million, and a net loss from discontinued operations, net of $0.28 million, partially offset by the change in operating assets and liabilities of $(3.88) million. Non-cash expenses mainly consisted of $3.41 million of stock-based compensation, $1.37 million of loss from the extinguishment of debt, $0.95 million of depreciation and amortization, $(3.0) million of gain from the reduction of contingent obligations, $(0.09) million deferred income tax benefit, and $0.45 million of amortization of debt discount and deferred finance costs. The $(3.88) million change in operating assets and liabilities includes an increase of $3.83 million of accounts receivable primarily related to timing of collections from QVC, including $1.47 million of earned revenue that had been accrued but not billed as of September 30, 2015.

Net cash provided by operating activities from discontinued operations in the Prior Year Nine Months was $0.10 million.

Investing Activities

Net cash used in investing activities for the Current Nine Months was approximately $2.34 million, compared with approximately $4.81 million in the Prior Year Nine Months.

The Current Nine Months’ net cash used in investing activities was primarily attributable to $1.91 million of capital expenditures associated with leasehold improvements, furniture and fixtures, and equipment for our new corporate offices and operations facility, and $0.40 million of restricted cash related to the security deposit of the subtenant at our former office facilities.

The Prior Year Nine Months’ net cash used in investing activities was primarily attributable to restricted cash of $1.11 million for a security deposit on the lease for our new office space, cash consideration paid for the acquisition of the C Wonder Brand of $3.59 million, and capital expenditures of $0.09 million.

Financing Activities

Net cash used in financing activities for the Current Nine Months was approximately $6.13 million, compared with net cash provided by investing activities for the Prior Year Nine Months of approximately $11.09 million.

Net cash used in financing activities for the Current Nine Months was primarily attributable to payments on our term debt obligations of $3.13 million, payment on our IM Seller Note obligation of $1.50 million, payment of the QVC Earn-Out obligation of $0.25 million, shares repurchased including vested restricted stock in exchange for withholding taxes of $1.21 million, and payment of deferred finance costs of $0.07 million.

Net cash provided by financing activities for the Prior Year Nine Months was primarily attributable to the net proceeds from the issuance of our common stock of $16.11 million, partially offset by repayments on our long-term debt of $2.26 million, payment on our installment obligation related to the Ripka Brand of $2.19 million, and $0.71 million of repurchased shares of restricted stock that had vested.

Other Factors

We continue to seek to expand and diversify the types of licensed products being produced under our brands. We plan to continue to diversify the distribution channels within which licensed products are sold, in an effort to reduce dependence on any particular retailer, consumer, or market sector within each of our brands. The Mizrahi brand, H Halston brand, and C Wonder brand have a core business in fashion apparel and accessories. The Ripka brand historically has been focused on fine jewelry, which we believe helps diversify our industry focus while at the same time complements, expands on, and grows our overall business relationship with QVC. As of July 31, 2016, we no longer manage and design the Liz Claiborne New York brand. In April 2016, we brought the IMNYC Isaac Mizrahi, H Halston, and Highline Collective brands to Lord & Taylor and Hudson’s Bay department stores through our quick-time-response direct-to-retail “virtual vertical” production platform, and plan to do the same with the C Wonder Limited brand next year. We also intend to seek new opportunities, including expansion through interactive television, our “virtual vertical” production platform, additional domestic and international licensing arrangements, and acquiring additional brands. Our success, however, will still remain largely dependent on our ability to build and maintain our brands’ awareness and contract with and retain key licensees, as well as our licensees’ ability to accurately predict upcoming fashion and design trends within their respective customer bases and fulfill the product requirements of their particular retail channels within the global marketplace. Unanticipated changes in consumer fashion preferences, slowdowns in the U.S. economy, changes in the prices of supplies, consolidation of retail establishments, and other factors noted in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC could adversely affect our licensees’ ability to meet and/or exceed their contractual commitments to us and thereby adversely affect our future operating results.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 17, 2016, for a discussion of our critical accounting policies. During the three and nine months ended September 30, 2016, there were no material changes to these policies.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2016, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016 such that the information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

B. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

There have not been any significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered or registered securities during the nine months ended September 30, 2016.

The following table provides information with respect to shares of common stock we repurchased during the nine months ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program
March 1, 2016 to March 31, 2016 (i)	52,000	5.80	-
September 1, 2016 to September 30, 2016 (i)	182,100	4.99	-
Total	234,100	$5.17	-

(i)	The shares were exchanged from employees and directors in connection with the income tax withholding obligations on behalf of such employees and directors from the vesting of restricted stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

Date: November 14, 2016	By:	/s/ Robert W. D’Loren
Name: Robert W. D’Loren
Title: Chairman and Chief Executive Officer

	By:	/s/ James Haran
Name: James Haran
Title: Chief Financial Officer and Vice President

