Form 10-K
period 2016-12-31
XCel Brands, Inc.
filed 2017-03-24
CIK 1083220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

Commission File Number: 001-37527

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter was $52,172,148 based upon the closing price of such common stock on June 30, 2016.

The number of shares of the issuer’s common stock issued and outstanding as of March 10, 2017 was 18,694,982 shares.

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

The “Isaac Mizrahi New York®,” “Isaac Mizrahi®,” “IsaacMizrahiLIVE®,” “Isaac Mizrahi JeansTM,” “Isaac Mizrahi CRAFTTM,” “Judith Ripka LTDTM,” “Judith Ripka CollectionTM,” “Judith Ripka LegacyTM,” “Judith Ripka®,” “Judith Ripka SterlingTM,” “C. Wonder TM,” “C. Wonder LimitedTM,” and “Highline CollectiveTM” brands and all related logos and other trademarks or service marks of the Company appearing in this Annual Report are the property of the Company. The “H by Halston®,” and “H HalstonTM” brands were acquired by the Company December 22, 2014, however certain U.S. applications for registration that are based upon intent-to-use currently remain in the name of The H Company IP, LLC, from whom we purchased the marks, until such time as the marks are put into use and assigned to us. All other brand names or trademarks appearing in this Annual Report, including “Liz Claiborne New York®,” “Halston ®” and “Halston Heritage®,” are the property of their respective owners.

Item 1.	Business

Overview of the Business

Xcel Brands, Inc. (“Xcel,” the “Company,” “we,” “us” or “our”) is a media and brand management company engaged in the design, production, licensing, marketing, and direct to consumer sales of branded apparel, footwear, accessories, jewelry, home goods, and other consumer products, and the acquisition of dynamic consumer lifestyle brands. Currently, our brand portfolio consists of the Isaac Mizrahi, Judith Ripka, H Halston, C Wonder, and the Highline Collective brands. We also managed and designed the Liz Claiborne New York brand (“LCNY Brand”) through July 31, 2016. Going forward, we intend to focus on our wholly owned brands.

Our objective is to build a diversified portfolio of lifestyle consumer brands through organic growth and the strategic acquisition of new brands. To achieve growth under our brands, we are focused on two primary licensing and design activities:

•	licensing our brands for distribution through interactive television (i.e. QVC, The Shopping Channel); and
•	licensing our brands to manufacturers and retailers for promotion and distribution through e-commerce, social commerce, and traditional brick-and-mortar retail channels.

We believe that Xcel offers a unique value proposition to its licensees and customers for the following reasons:

•	our management team, including our officers’ and directors’ historical track records and relationships within the industry;
•	our brand management platform, which has a strong focus on design, production oversight, marketing, and social media;
•	our operating strategy of licensing brands with significant media presence and driving sales through our ubiquitous-channel retail sales strategy across interactive television, internet, and traditional retail channels; and

•	our ability to provide certain retail licensees with vertical production capabilities.

We license our brands to third parties, provide certain design, production, and marketing services, and generate licensing, design, and service fee revenues through contractual arrangements with manufacturers and retailers. This includes licensing our own brands for promotion and distribution through a ubiquitous-channel retail sales strategy, which includes distribution through interactive television, the internet, and traditional brick-and-mortar retail channels. We believe that this strategy distinguishes us from other brand management companies that rely primarily on their licensees for design, production and distribution, and enables us to leverage the media reach of our interactive television partners, including through television, digital and social media, to drive sales of products under our brands across distribution channels.

Our vision is intended to reimagine shopping, entertainment, and social as one. By leveraging digital and social media content across all distribution channels, we seek to drive customer (follower) engagement and generate retail sales across our brands. Our strong relationships with leading retailers and interactive television companies enable us to reach consumers in over 360 million homes worldwide.

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

Our principal office is located at 1333 Broadway, New York, NY 10018. Our telephone number is (347) 727-2474. Additionally, we maintain websites for our respective brands at www.isaacmizrahi.com, www.judithripka.com, and www.cwonder.com. Our corporate website is www.xcelbrands.com.

Our Brand Portfolio

Currently, our brand portfolio includes the Isaac Mizrahi brands, the Judith Ripka brands, the H Halston brands, the C Wonder brands, and the Highline Collective brand.

Isaac Mizrahi

Isaac Mizrahi is an iconic American brand that stands for timeless, cosmopolitan style. Isaac Mizrahi, the designer, launched his eponymous label in 1987 to critical acclaim, including four Council of Fashion Designers of America (CFDA) awards. Since then, this brand has become known and beloved around the world for its colorful and stylish designs. As a true lifestyle brand, under Xcel’s ownership it has expanded into over 150 different product categories including sportswear, footwear, handbags, watches, eyewear, tech accessories, home, and other merchandise. Under our ubiquitous-channel retail sales strategy, the brand is available across various distribution channels to reach customers wherever they shop: better department stores, such as Lord & Taylor and Hudson’s Bay; interactive television, including QVC and The Shopping Channel; and national specialty retailers. The brand is also sold in various global locations, including Canada, Mexico, the United Kingdom, the Philippines, and the Middle East. When we refer to the Mizrahi brands, we include IMNYC (exclusive to Lord & Taylor, Hudson’s Bay, and Dillard’s), IsaacMizrahiLIVE!, and Isaac Mizrahi. We acquired the Mizrahi brands in September 2011.

Judith Ripka

Judith Ripka is a luxury jewelry brand founded by Judith Ripka in 1977. This brand has become known worldwide for its distinctive designs featuring intricate metalwork, vibrant colors, and distinctive feel. The Judith Ripka LTD fine jewelry collection consists of pieces in 18 karat gold and sterling silver with precious colored jewels and diamonds, and is currently available in fine jewelry stores, luxury retailers, and via e-commerce. A line of luxury watches was introduced in 2015. In December 2016, we announced Christina Caruso as the Creative Director for the Judith Ripka brand. As Chief Designer, Ms. Ripka also launched an innovative collection of fine jewelry on QVC under the Judith Ripka brand in 1996, where she offers customers fine jewelry, watches, and accessories at more accessible price points, including precious and semi-precious stones and multi-faceted diamonique stones made exclusively for the brand. The Ripka brands are distributed in various countries including the United States, Canada, the United Kingdom, Russia, the Ukraine, and elsewhere in Europe and the Middle East. When we refer to the Ripka brands, we include Judith Ripka LTD, Judith Ripka, and all related brands and collections. We acquired the Ripka brands in April 2014.

H Halston

The H Halston brands are sub-brands of the Halston fashion brands, which include Halston and Halston Heritage. The Halston brand was founded by Roy Halston Frowick in the 1960s, and quickly became one of the most important American fashion brands in the world, becoming synonymous with glamour, sophistication, and femininity. Halston’s groundbreaking designs and visionary style still influence designers around the world today. When we refer to the H Halston brands, we include H Halston and H by Halston. We launched the H by Halston brand on QVC in September 2015, which is available exclusively through interactive television channels, launched the H Halston brand lifestyle collection at Lord & Taylor and Hudson’s Bay in April 2016, and expect to launch the H Halston brand lifestyle collection at Dillard’s in 2017. We acquired the H Halston brands in December 2014.

C Wonder

The C Wonder brand was founded by J. Christopher Burch in 2011 to offer a wide-ranging assortment of beautiful, versatile, and spirited products that are designed to transport its customers to a place they have never been. C Wonder offers women’s clothing, footwear, jewelry and accessories, and delightful surprises at every turn. We acquired the C Wonder brand in July 2015, and launched the brand on QVC in March 2016.

Highline Collective

Highline Collective is a brand that we created in 2015 to deliver on-trend apparel and accessories. Highline Collective is an accessible, trend-right fashion brand that delivers fresh apparel weekly – featuring the season’s most desired styles, colors, and patterns at exactly the right time. We launched the Highline Collective brand at Lord & Taylor and Hudson’s Bay in April 2016.

Growth Strategy

Our vision is intended to reimagine shopping, entertainment, and social as one. To fulfill this vision, we plan to continue to grow the reach of our brand portfolio by leveraging our own internal design, production, and marketing expertise and our relationships with key licensees and retailers, and to market our brands through our innovative ubiquitous-channel retail sales strategy. Our strategy includes distribution through interactive television, the internet, and traditional brick-and-mortar retail channels. By leveraging the reach and media presence of our interactive television partners, and by developing rich online video and social media content under our brands, our strategy is to drive increased customer engagement and generate sales across our channels of distribution. Key elements of our strategy include:

•	Expand Wholesale License Relationships. Since acquiring the Mizrahi brands in September 2011, we have entered into numerous license agreements for various product categories. We intend to enter into additional license agreements for new product categories for our existing brands, and any other brands we may acquire.

•	Expand and Leverage QTR Platform to Additional Retail Partners. In 2015, we developed a quick-time response (QTR) production platform designed to deliver short lead-time production capabilities between four to eight weeks to our licensed retail partners. We launched three of our brands at Lord & Taylor and Hudson’s Bay department stores through the QTR platform in April 2016, and will launch H Halston in Dillard's in 2017. Given some of the challenges facing the department store industry today, including declining customer traffic, aggressive mark-down cadence, and inability to respond quickly to customer demands, we developed this QTR platform in order to try to address these challenges and deliver a full 360-degree solution to our retail partners for our brands, including design, marketing, production oversight, and sourcing advice. We provide the platform to our licensees and in certain cases manage the supply chain for our brands on their behalf; however, the licensees are responsible for purchasing products directly from the factories. In connection with developing the QTR platform, we have hired experienced production experts and personnel to develop and manage the platform. We intend to leverage the platform across additional brands and/or retailers, and believe that it provides us with a value-added service that differentiates us from our competitors and competing brands.

•	Expand Other Retail Partnerships. We have entered into promotional collaborations and/or marketing agreements with large global companies such as Hewlett Packard, Revlon, Johnson & Johnson, and Kleenex, and have developed exclusive programs through certain licensees for specialty retailers such as Best Buy and Bed Bath & Beyond. We plan to continue to develop strategic relationships under our brands that can leverage our media reach through interactive television and social media to drive traffic and sales for our brands and retail partners and enhance the visibility of our brands.

•	Expand Internationally. In 2015, we expanded the Mizrahi brand into Italy, France, and Germany on QVC; began selling the Ripka brands through QVC in Japan; and launched the H by Halston brand on QVC in the United Kingdom. In 2016, we expanded the H by Halston brand into Italy, France, and Germany on QVC; and launched the C Wonder brand on QVC in the United Kingdom, Italy, and France. We plan to continue to expand our brands internationally through QVC, including the planned expansion of H by Halston in Japan, and to license to certain international licensing partners the right to distribute products under our brands through department stores and other retailers in such international markets. We will also seek to grow the Mizrahi brand on The Shopping Channel (“TSC”) through category expansion and product offerings, and seek ways to expand to leverage our other brands through TSC’s platform.

•	Deliver Quality Product Offerings. We employ a design team to provide design and other services to our licensees to ensure that our products adhere to stringent quality standards and design specifications that we have developed. We intend to continue to invest in our design and marketing capabilities in order to differentiate our services to our licensees and our brands in the marketplace.

•	Acquire or Partner with Strategic Brands. We plan to continue to pursue the acquisition of additional brands or the rights to brands which we believe are synergistic and complementary to our overall strategy. Our brand acquisition strategy is focused on dynamic brands that we believe:
•	are synergistic to our existing portfolio of brands;
•	are leverageable onto our proprietary product development and brand management platform and QTR platform;
•	exhibit meaningful organic growth potential; and
•	are expected to be accretive to our earnings.

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

Brand management and licensing is a large and growing global industry that in 2015 generated over $250 billion in retail sales and approximately $14 billion in royalty revenues worldwide, according to the 2016 Annual Global Licensing Industry Survey by the International Licensing Industry Merchandisers’ Association (“LIMA”). LIMA indicated that fashion was one of the top three largest intellectual property categories in licensing in 2015, representing approximately $30 billion in estimated retail sales (12% of the worldwide total) and approximately $2 billion in royalties (13% of the worldwide total). The United States and Canada, which is where the Company primarily operates, was reported by LIMA to be the most dominant region in the brand management and licensing industry, with more than $145 billion in retail sales, representing 58% of the worldwide total market. LIMA reported that the fashion intellectual property category represented approximately $18 billion in estimated retail sales (12% of the regional total) and approximately $1 billion in royalties (14% of the regional total).

Design, Production, Marketing, and Licensing Business

We license our brands to third parties, provide certain design, production and marketing services, in certain cases provide production oversight, and generate licensing, design, and service fee revenues through contractual arrangements with wholesale manufacturers, sourcing and design companies, and retailers. This includes licensing our own brands for promotion and distribution through a ubiquitous-channel retail sales strategy, which includes distribution through interactive television, the internet, and traditional brick-and-mortar retail channels. We believe that this strategy distinguishes us from other brand management companies that rely primarily on their licensees for design, production, and distribution, and enables us to leverage the media reach of our interactive television partners, including through television and social media, to drive sales of products under our brands across distribution channels.

QVC is an important strategic partner in our design, marketing and licensing business, and is our largest licensee for each of our Mizrahi, Ripka, H Halston, and C Wonder brands. QVC’s business model is to promote and sell products through its interactive television programs and related internet and mobile platforms. We leverage both our brand celebrity hosts as well as alternate brand hosts to promote products under our brands on QVC. According to QVC, QVC had global revenues of approximately $8.7 billion in 2016, of which e-commerce sales represented approximately $4.0 billion, and QVC’s programming currently reaches approximately 360 million homes worldwide. QVC was ranked as the number three mobile retailer in the U.S. according to the 2017 Internet Retailer Mobile 500, and as number four among multi-category retailers in North America, according to the 2016 Internet Retailer Top 500. Our agreements with QVC allow our brand celebrity hosts and spokespersons to promote our non-QVC product lines and strategic partnerships under the Mizrahi, Ripka, H Halston, and C Wonder brands through QVC’s programs, subject to certain parameters including the payment of a portion of our non-QVC revenues to QVC. We believe that our ability to continue to leverage QVC’s media platform, reach, and attractive customer base to cross-promote products in and drive traffic to our other channels of distribution provides us a unique advantage.

In our licensing agreements, our licensing partners are responsible for manufacturing, selling, and distributing our licensed products, subject to our oversight and marketing support. Our business model allows us to focus on our core competencies of designing, sourcing, marketing, and managing brands without much of the risk and investment requirements associated with traditional apparel companies. The Mizrahi brands are licensed through our wholly owned subsidiary, IM Brands, LLC or IM Brands, the Ripka brands are licensed through our wholly owned subsidiary, JR Licensing, LLC or JR Licensing, the H Halston brands are licensed through our wholly owned subsidiary, H Licensing, LLC or H Licensing, and the C Wonder brands are licensed through our wholly owned subsidiary, C Wonder Licensing, LLC or CW Licensing.

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

In 2013, we began offering the IsaacMizrahiLIVE brand through interactive television on The Shopping Channel (TSC) in Canada. In 2014, we launched the IsaacMizrahiLIVE brand on QVC in the United Kingdom. In 2015, we commenced sales through QVC of our IsaacMizrahiLIVE brand in Italy, France, and Germany; the Ripka brands in Germany and Japan; and the H by Halston brand in the United Kingdom. In 2016, we launched the C Wonder brand on QVC both domestically as well as internationally in the United Kingdom, Italy, and France, and expanded the H by Halston QVC sales to Italy, Germany, and France. In 2017, we plan to commence sales through QVC of the H by Halston in Japan. We plan to continue to expand our brands internationally through QVC, and through other interactive television networks where QVC grants us the right to do so. We also plan to license to certain international licensing partners the right to distribute products under our brands through department stores and other retailers and/or the right to open and operate retail stores under our brands in such international markets.

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

Pursuant to these agreements, we have granted to QVC and its affiliates the exclusive, worldwide right to promote our branded products, and the right to use and publish the related trademarks, service marks, copyrights, designs, logos, and other intellectual property rights owned, used, licensed and/or developed by us, for varying terms as set forth below. The Agreements include automatic renewal periods as detailed below unless terminated by either party.

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

Under the QVC Agreements, QVC is obligated to make payments to us on a quarterly basis, based upon the net retail sales of the specified branded products. Net retail sales are defined as the aggregate amount of all revenue generated through the sale of the specified branded products by QVC and its subsidiaries under the QVC Agreements, excluding freight, shipping and handling charges, customer returns, and sales, use, or other taxes.

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

Also under the QVC Agreements, we will pay a royalty participation fee to QVC on revenue earned from the sale, license, consignment, or any other form of distribution of any products, bearing, marketed in connection with or otherwise associated with the specified trademarks and brands.

Under the QVC Agreements, we are restricted from selling products under the specified respective brands or trademarks (including the trademarks, copyrights, designs, logos, and related intellectual property themselves) to mass merchants. The QVC Agreements generally prohibit us from selling products under the specified respective brands or any of our other trademarks and brands to a direct competitor of QVC (generally defined as any entity other than QVC whose primary means of deriving revenue is the transmission of interactive television programs). In addition, during the terms of the IM QVC Agreement, the Ripka QVC Agreement, and the C Wonder QVC Agreement, and for one year thereafter, the respective subsidiary may not, without QVC’s consent, promote, advertise, endorse or sell (i) the specified branded products through any means or (ii) any products through interactive television. During the term of the H QVC Agreement, and for one year thereafter, H Licensing may not, without QVC’s consent, promote, advertise, endorse or sell any products, including the H by Halston brands, through interactive television.

In addition to the forgoing, certain of the QVC Agreements permit us to promote brick-and-mortar collections on QVC’s television program subject to certain terms and restrictions.

While sales under the QVC Agreements have been generated primarily in the United States, we are in the process of expanding internationally. We commenced sales of our IsaacMizrahiLIVE brand through QVC in the United Kingdom in May 2014 and launched the brand through QVC in Italy in August 2015, France in September 2015, and Germany in November 2015. We began selling the Ripka brands through QVC in Japan in May 2015. The H by Halston brand was launched on QVC in the United Kingdom in November 2015, Italy in August 2016, France in September 2016, and Germany in October 2016. We launched our C Wonder brand through QVC in the United Kingdom and Italy in March 2016, and in France in April 2016. We plan to continue to expand our brands internationally through QVC where QVC has or develops an international presence, including the planned expansion of H by Halston in Japan in 2017.

In addition, the Company also received fees from QVC related to the management and design of the LCNY brand pursuant to an agreement with Kate Spade Company (“KSC”), formerly Fifth & Pacific Companies, Inc. and formerly Liz Claiborne, Inc. (the “LCNY Agreement”). The LCNY Agreement expired July 31, 2016.

For the years ended December 31, 2016 and 2015, the QVC Agreements collectively accounted for 85% and 84%, respectively, of the total revenues of the Company.

TSC Agreement

We have an agreement with The Shopping Channel, which we refer to as TSC, related to our IsaacMizrahiLIVE brand. The agreement grants TSC the exclusive right to sell products under the IsaacMizrahiLIVE brand through its interactive television programs and related e-commerce and mobile sites for distribution only in Canada, and provides to TSC the right to source products under the brand produced under license by QVC in exchange for paying to QVC a sourcing fee for certain of such products, and the rights granted to TSC remain subject to the restrictions under the IM QVC Agreement. Under the agreement with TSC, we receive a percentage of TSC’s net sales of products under the IsaacMizrahiLIVE brand.

H Halston Licensing Agreement

Pursuant to a trademark license agreement, or the H Halston License Agreement, entered into on December 22, 2014 by and between H Licensing and The H Company IP, LLC, or HIP, H Licensing granted to HIP a non-assignable exclusive sublicense to use the H Halston trademark in association with the manufacture, distribution, promotion, advertising, and sale of products bearing the H Halston trademark and any related services thereto in all channels of distribution, excluding interactive television and its related e-commerce and digital distribution, and excluding certain mass retailers. HIP was required to pay royalties to H Licensing during the term, with a minimum guaranteed royalty of $600,000 per year during the initial term for 2016 through 2024 and $1,200,000 for any year thereafter. Benjamin Malka, a director of our Company, is the chief executive officer and a 25% equity holder of House of Halston, LLC, the parent company of HIP.

On September 1, 2015 we entered into a license agreement with Lord and Taylor, LLC (the “L&T License”) and simultaneously amended the H Halston License Agreement eliminating HIP’s minimum guaranteed royalty obligations, provided the L&T License is in effect. In addition, we entered into a sublicense agreement with HIP obligating us to pay HIP on an annual basis the greater of (i) 50% of royalties received under the L&T License from H Halston products or (ii) guaranteed minimum royalties. Provided that Lord & Taylor is paying us at least $1,000,000 per quarter under the L&T License, the remaining contractually guaranteed minimum royalties are equal to $0.75 million, $0.75 million, $1.5 million and $1.75 million for the twelve months ending January 31, 2018, 2019, 2020, and 2021, respectively. Royalties paid to HIP by us or on our behalf for the seventeen months ended January 31, 2017 were $0.19 million.

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

QTR Licensing Agreements

In 2015, we developed a quick-time response (QTR) production platform designed to deliver short lead-time production capabilities of between four to eight weeks to our licensed retail partners, which currently include Lord & Taylor, Hudson’s Bay, and Dillard’s. Under the licensing agreements in place with our department store retail partners, we provide design, marketing, production oversight, and sourcing advice, and in certain cases manage the supply chain on our partners’ behalf (although the licensees are responsible for purchasing products directly from the factories) in exchange for a combination of sales-based fees and guaranteed minimum fees.

The L&T License provides Lord & Taylor the right to use our IMNYC, H Halston, C Wonder Limited, and Highline Collective trademarks to sell our respective branded products in any retail stores operated by Lord & Taylor located in the United States of America, Canada, Luxembourg, Belgium, and Germany. The L&T License provides Lord & Taylor exclusive rights (subject to the rights of Dillard’s, Inc.) for certain categories under each brand, provided it must maintain minimum annual sales for each designated category. The initial term of the L&T License expires January 31, 2021, subject to certain rights of Lord and Taylor to terminate the L&T License sooner.

On December 2, 2016, we entered into a license agreement with Dillard’s, Inc. (the “Dillard’s License”) to provide Dillard’s, Inc. with the right to use our IMNYC, H Halston, C Wonder Limited, and Highline Collective trademarks to sell our branded products in any retail stores operated by Dillard’s, Inc. located in the United States of America. The Dillard’s License provides Dillard’s exclusive rights (subject to the rights of Lord & Taylor and Hudson’s Bay) for certain categories under each brand, as well as non-exclusive rights for certain other categories. The initial term of the Dillard’s License expires January 29, 2022.

Other Licensing Agreements

We have entered into numerous other licensing agreements for sales and distribution through the internet and traditional brick-and-mortar retailers. Authorized distribution channels include department stores such as Lord & Taylor, Macy’s, Neiman Marcus, Nordstrom’s, and Saks Fifth Avenue, off-price retailers such as Neiman’s Last Call, Nordstrom Rack, Saks Off Fifth, and TJX (including TJ Maxx, Marshall’s and Home Goods), and national specialty retailers such as Best Buy and Bed Bath & Beyond. Under our other licenses, a supplier is granted rights, typically on an exclusive basis, to a single or small group of related product categories for sale to multiple accounts within an approved channel of distribution and territory. Our other license agreements typically provide the licensee with the exclusive rights for a certain product category in a specified territory and/or distribution channel. Our other license agreements cover various categories, including but not limited to women’s apparel, footwear, and accessories; bath and body; jewelry; home products; men’s apparel and accessories; children’s and infant apparel, footwear, and accessories; and electronics cases and accessories. The terms of the agreements generally range from three to six years with renewal options.

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

Our licensees currently sell our branded licensed products through brick-and-mortar retailers, internet websites, and in certain cases supply products to interactive television companies for sale through their television programs and/or through their internet websites. We generally recognize revenues from our other licenses based on a percentage of the sales of products under our brands, but excluding (i) sales of products to interactive television networks, where we receive a retail royalty directly from the interactive television licensee, and (ii) sales of products to e-commerce sites operated by us. Additionally, based upon guaranteed minimum royalty provisions required under many of the license agreements, we are able to recognize revenue related to certain other licenses based on the greater of the sales-based royalty or the guaranteed minimum royalty.

Design and Promotional Services

We provide design and other services to certain of our licensees and, in some cases, to select brands owned by third parties. In particular, we provide all design services to QVC for products sold under the IM QVC Agreement, Ripka QVC Agreement, H QVC Agreement, C Wonder QVC Agreement, the LCNY Agreement (through July 31, 2016), and design services to Lord and Taylor under the L&T License. This includes seasonal design guidance, product development and merchandising, product design and sample review and approvals through our in-house design organization. Additionally, the Company provides limited design services under the wholesale licenses which may include seasonal design guidance (such as style guides) and/or print and pattern development, for which certain of our licensees pay us fixed fees for such services as determined in their agreements. In general, the design of products under our wholesale licenses is expected to be completed by the licensees at our direction.

In certain cases, the Company provides promotional services to other brands or companies, which may include the use of our brands for the promotion of such company or brands through the internet, television, or other digital content, print media or other marketing campaigns featuring, in-person appearances by our celebrity spokespersons, the development of limited collections of products (which may include co-branded products) for such company, or other services as determined on a case-by-case basis. These include promotions with Hewlett Packard, Revlon, Johnson & Johnson, and Kleenex.

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

Given our ubiquitous-channel retail sales strategy focusing on the sale of branded products through various distribution channels (including internet, interactive television, and traditional brick-and-mortar sales channels), our marketing efforts currently focus on PR and fashion editorial, social media campaigns, personal appearances, and digital content in order to drive retail sales of product and consumer awareness across our various sales distribution channels. We seek to create the intersection where shopping, entertainment, and social meet. As such, our marketing is currently conducted primarily through (i) Facebook, (ii) Instagram, (iii) Twitter, (iv) Pinterest, (v) Snapchat, and (vi) blogs, videos, images, and other internet content that are all updated regularly. Our efforts also include promoting namesakes of our brands and our personalities through various media including television (such as Project Runway All-Stars), design for performances, and other events. We also work with QVC and the Hudson’s Bay Company to leverage their marketing resources, including e-commerce platforms and related digital marketing campaigns, social media platforms, direct mail pieces, and public relations efforts.

Our agreements with QVC allow our brand celebrities and spokespersons to promote our non-QVC product lines and strategic partnerships under our brands through QVC’s programs, subject to certain parameters including the payment of a portion of our non-QVC revenues to QVC. We believe that this provides us with the ability to leverage QVC’s media platform (including television, internet, and social media) and QVC’s customer base of approximately 360 million households worldwide to cross-promote products in and drive traffic to our other channels of distribution. Many of our licensees make advertising and marketing contributions to the Company under their license agreements which are used to fund marketing-related expenses and further promote our brands as we deem appropriate. Certain of the wholesale licenses contain requirements to provide advertising or marketing for our brands under their respective license agreements.

We also market the Mizrahi brands through www.isaacmizrahi.com, the Ripka brands through www.judithripka.com and C Wonder brands through www.cwonder.com. Through our websites, we are able to present the products under our brands to customers with branding that reflects each brand’s heritage and unique point-of-view.

Competition

Each of our current brands has and any future acquired brand will likely have many competitors within each of its specific distribution channels that span a broad variety of product categories, including the apparel, footwear, accessories, jewelry, home furnishings and décor, food products, and sporting goods industries. These competitors have the ability to compete with the Company and our licensees in terms of fashion, quality, price, products, and/or marketing, and ultimately retail floor space and consumer spending.

Because many of our competitors have significantly greater cash, revenues, and resources than we do, we must work to differentiate ourselves from our direct and indirect competitors to successfully compete for market share with the brands we own and for future acquisitions. We believe that the following factors help differentiate our Company in an increasingly crowded competitive landscape:

•	our management team, including our officers’ and directors’ historical track records and relationships within the industry;

•	our brand management platform, which has a strong focus on design and marketing; and

•	our operating strategy of licensing brands with significant media presence and driving sales through our ubiquitous-channel retail sales strategy across interactive television, brick-and-mortar, and internet distribution channels.

We expect our existing and future licenses to relate to products in the apparel, footwear, accessories, jewelry, home goods, and other consumer products industries, in which our licensees face intense competition, including from our other brands and licensees. In general, competitive factors include quality, price, style, name recognition, and service. In addition, various fashion trends and the limited availability of shelf space could affect competition for our licensees’ products. Many of our licensees’ competitors have greater financial, distribution, marketing, and other resources than our licensees and have achieved significant name recognition for their brand names. Our licensees may be unable to successfully compete in the markets for their products, and we may not be able to continue to compete successfully with respect to our licensing arrangements.

Trademarks

The Company, through its subsidiaries, owns and exploits the Mizrahi brands, which include the trademarks and brands Isaac Mizrahi, Isaac Mizrahi New York, and IsaacMizrahiLIVE; the Ripka brands, which include the trademarks and brands Judith Ripka LTD, Judith Ripka Collection, Judith Ripka Legacy, Judith Ripka, and Judith Ripka Sterling; two Halston-formative brands and trademarks, namely, H by Halston and H Halston; the C Wonder brands, which include the trademarks and brands C Wonder and C Wonder Limited; and the Highline Collective brand.

The H by Halston and H Halston brands were acquired on December 22, 2014, but certain U.S. applications for registration that are based upon intent-to-use currently sit in the name of HIP (from whom we purchased the marks) until such time as the marks are put into use and assigned to us. In certain jurisdictions, certain H by Halston and H Halston trademark registrations or applications that we purchased (including but not limited to those based upon “intent to use”) may not yet be recorded in our name, due to laws governing the timing and nature of certain trademark assignments.

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

Employees

As of December 31, 2016, we had 86 full-time employees and 8 part-time employees. None of our employees are represented by a labor union.

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

In addition to the other information contained herein or incorporated herein by reference, the risks and uncertainties and other factors described below could have a material adverse effect on our business, financial condition, results of operations and share price and could also cause our future business, financial condition and results of operations to differ materially from the results contemplated by any forward-looking statement we may make herein, in any other document we file with the SEC, or in any press release or other written or oral statement we may make. Please also see “Forward-Looking Statements” on page 4 for additional information regarding Forward-Looking Statements.

Risks Related to Our Business

We have a limited amount of cash to grow our operations. If we cannot obtain additional sources of cash, our growth prospects and future profitability may be materially adversely affected, and we may not be able to implement our business plan. Such additional financing may not be available on satisfactory terms or it may not be available when needed, or at all.

As of December 31, 2016, we had cash and cash equivalents of approximately $14.1 million. Although we believe that our existing cash and our anticipated cash flow from operations will be sufficient to sustain our operations at our current expense levels for at least 12 months subsequent to the date of the filing of this Annual Report on Form 10-K, we may require significant additional cash to expand our operations or acquire additional brands, although historically we have funded acquisitions with debt and equity financing. Our inability to finance our growth, either internally through our operations or externally, may limit our growth potential and our ability to execute our business strategy successfully. If we issue securities to raise capital to finance operations and/or pay down or restructure our debt, our existing stockholders may experience dilution. In addition, the new securities may have rights senior to those of our common stock.

We have a limited operating history with our more recently acquired brands.

We acquired the H Halston brands in December 2014 and the C Wonder brands in July 2015. We only recently began to generate product sales through QVC under H Halston brands in September 2015 and under the C Wonder brands in March 2016. Since we only recently acquired the H Halston brands and C Wonder brands, we have limited experience operating and managing these brands. Operating and managing these brands and/or any future brands that we may acquire may require the expenditure of a significant amount of our time and resources and could negatively impact our results of operations.

Although the Ripka brand name has been an established brand for over 20 years, and has been sold on QVC for over 10 years, we have only operated the Ripka brand since acquiring the brand approximately three years ago. Prior to our acquisition of the Ripka brands in April 2014, it was operated by a predecessor owner whose majority shareholder was Judith Ripka.

Our significant debt obligations could impair our liquidity and financial condition, and in the event we are unable to meet our debt obligations, we could lose ownership of our trademarks and/or other assets.

On February 26, 2016, we entered into a new senior secured credit facility with Bank Hapoalim B.M., pursuant to which we entered into a $27.875 million term loan, which had an outstanding principal balance of $25.25 million as of December 31, 2016. In addition, previously we issued to IM Ready a promissory note in connection with our acquisition of the Mizrahi business, which we refer to as the IM Seller Note, which had an outstanding balance of $3.6 million as of December 31, 2016. Additionally, we issued to Ripka non-interest bearing promissory notes in connection with our acquisition of the Ripka brands, which we refer to as the Ripka Seller Notes, of which $0.5 million of the principal amount remained outstanding as of December 31, 2016. We also have contingent obligations associated with the acquisitions of the Ripka brands and the C Wonder brand, for which we have recorded $0.2 million and $2.9 million, respectively, as contingent obligations on our consolidated balance sheet as of December 31, 2016. The Ripka Seller Notes and the contingent obligation related to the C Wonder Brand may be payable in cash or common stock at our discretion. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions or for other operating needs.

Our debt obligations:

•	could impair our liquidity;

•	could make it more difficult for us to satisfy our other obligations;

•	are secured by substantially all of our assets;

•	require us to dedicate a substantial portion of our cash flow to payments on our debt obligations, which reduces the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements;

•	could impede us from obtaining additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes;

•	impose restrictions on us with respect to the use of our available cash, including in connection with future transactions;

•	could limit our ability to execute on our acquisition strategy; and

•	make us more vulnerable in the event of a downturn in our business prospects and could limit our flexibility to plan for, or react to, changes in our licensing markets.

In the event that we fail in the future to make any required payment under the agreements governing our indebtedness or if we fail to comply with the financial and operating covenants contained in those agreements, we would be in default with respect to that indebtedness and the lenders could declare such indebtedness to be immediately due and payable. In February 2017, our credit facility with Bank Hapoalim B.M, was amended to eliminate the minimum EBITDA (as defined in the credit facility) requirement of $9.5 million for the year ended December 31, 2016. Our EBITDA was $8.5 million for the year ended December 31, 2016. There can be no assurance that Bank Hapoalim B.M. will amend the credit facility in the future to adjust or eliminate covenants or waive our non-compliance or breach of a financial or other covenant in the future. Termination of any of the QVC Agreements – including the IM QVC Agreement, the Ripka QVC Agreement, the H QVC Agreement, and the C Wonder QVC Agreement – would also result in a default under our credit facility with Bank Hapoalim B.M. A debt default could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under all or a portion of our indebtedness, or a renegotiation of our credit facility with Bank Hapoalim B.M. with more onerous terms and/or additional equity dilution. Since substantially all of our debt obligations are secured by our assets, upon a default, our lenders may be able to foreclose on our assets.

A substantial portion of our licensing revenue is concentrated with a limited number of licensees such that the loss of any of such licensees could decrease our revenue and impair our cash flows.

A substantial portion of our revenues has been paid by QVC, through the QVC Agreements, and to a lesser extent for the LCNY brands through the design agreement with QVC related to the LCNY brand. During the years ended December 31, 2016 and 2015, QVC accounted for approximately 85% and 84%, respectively, of our revenues. Because we are dependent on these agreements with QVC for a significant portion of our revenues, if QVC were to have financial difficulties, or if QVC decides not to renew or extend its existing agreements with us, our revenue and cash flows could be reduced substantially. Our cash flow would also be significantly impacted if there were significant delays in our collection of receivables from QVC. Additionally, we have limited control over the programming that QVC devotes to our brands or its promotional sales with our brands (such as Today’s Special Value sales). If QVC reduces or modifies its programming or promotional sales related to our brands, our revenues and cash flows could be reduced substantially. In order to increase sales of a brand through QVC, we generally require additional television programming time dedicated to the brand by QVC. QVC is not required to devote any minimum amount of programming time for any of our brands.

The LCNY Agreement expired on July 31, 2016. The current term of the IM QVC Agreement, which was renewed on July 2, 2013, expires on September 30, 2020, with automatic one-year renewal periods thereafter unless terminated by either party. The current term of the Ripka QVC Agreement expires on March 31, 2019, with automatic one-year renewal periods hereinafter unless terminated by either party. The current term of the H QVC Agreement expires on December 31, 2019, with automatic three-year renewal periods thereafter unless terminated by either party. The current term of the C Wonder QVC Agreement expires on January 1, 2021, with automatic three-year renewal periods thereafter unless terminated by either party. There can be no assurance that the agreements will be renewed upon expiration of the current terms, or that QVC will not terminate our licensing agreements.

While our business with QVC has grown since the IsaacMizrahiLIVE and Ripka brands were launched, there is no guarantee that they will continue to grow in the future. We also have a limited operating history with our H Halston and C Wonder brands. Additionally, there can be no assurance that our other licensees will be able to generate sales of products under our brands or grow their existing sales of products under our brands, and if they do generate sales, there is no guarantee that they will not cause a decline in sales of products being sold through QVC.

Our agreements with QVC restrict us from selling products under our brands with certain retailers, or branded products we sell on QVC to any other retailer except certain interactive television channels in other territories approved by QVC, and provides QVC with a right to terminate the respective agreement if we breach these provisions.

Although most of our licenses and our QVC Agreements prohibit the sale of products under our brands to retailers who are restricted by QVC, and our license agreements with other interactive television companies prohibit such licensees from selling products to retailers restricted by QVC under the brands we sell on QVC outside of certain approved territories, one or more of our licensees could sell to a restricted retailer or territory, putting us in breach of our agreements with QVC and exposing us to potential termination by QVC. A breach of any of these agreements could also result in QVC seeking monetary damages, seeking an injunction against us and our other licensees, reducing the programming time allocated to our brands, and/or terminating the respective agreement, which could have a material adverse effect on our net income and cash flows. Termination of any one of our agreements with QVC would result in a default under our credit facility with Bank Hapoalim B.M. and would also enable Bank Hapoalim B.M. to foreclose on our assets, including our membership interests in our subsidiaries, which combined currently hold all of our trademarks and other intangible assets.

We are dependent upon the promotional services of Isaac Mizrahi as they relate to the Mizrahi brands.

If we lose the services of Isaac Mizrahi, we may not be able to fully comply with the terms of our agreement with QVC, and it may result in significant reductions in the value of the Mizrahi brands and our prospects, revenues, and cash flows. Isaac Mizrahi is a key individual in our continued promotion of the Mizrahi brands and the principal salesperson of the Mizrahi brands on QVC. Failure of Isaac Mizrahi to provide services to QVC could result in a termination of the IM QVC Agreement, which could trigger an event of default under our credit facility with Bank Hapoalim B.M. Although we have entered into an employment agreement with Mr. Mizrahi and he is a significant stockholder of Xcel, there is no guarantee that we will not lose his services. To the extent that any of Mr. Mizrahi’s services become unavailable to us, we will likely need to find a replacement for Mr. Mizrahi to promote the Mizrahi brands. Competition for skilled designers and high-profile brand promoters is intense, and compensation levels may be high, and there is no guarantee that we would be able to identify and attract a qualified replacement, or if Mr. Mizrahi’s services are not available to us, that we would be able to promote the Mizrahi brands as well as we are able to with Mr. Mizrahi. This could significantly affect the value of the Mizrahi brands and our ability to market the brands, and could impede our ability to fully implement our business plan and future growth strategy, which would harm our business and prospects. Additionally, while we acquired all trademarks, image, and likeness of Isaac Mizrahi, pursuant to the acquisition of the Mizrahi business and his employment agreement, Mr. Mizrahi has retained certain rights to participate in outside business activities, including hosting and appearing in television shows, movies and theater productions, and writing and publishing books and other publications. Mr. Mizrahi’s participation in these personal business ventures could limit his availability to us and affect his ability to perform under this employment agreement. Finally, there is no guarantee that Mr. Mizrahi will not take an action that consumers view as negative, which may harm the Mizrahi brands as well as our business and prospects.

We are dependent upon the promotional services of our other spokespersons for our other brands.

If we lose the services of a spokesperson, we may not be able to fully comply with the terms of our license agreements with QVC and The Shopping Channel, and it may result in significant reductions in the value of the brands and our prospects, revenues, and cash flows. Judith Ripka is the principal spokesperson of the Ripka brands on QVC and The Shopping Channel, and Cameron Silver is the principal salesperson of the H Halston brands on QVC. The failure of either of these spokespersons or our other spokespersons to provide spokesperson services to QVC or a breach of any representation, warranty or covenant by Ms. Ripka under the Ripka QVC Agreement or by Mr. Silver or our other spokespersons under their respective spokesperson agreements with QVC, combined with our failure to find an alternate host acceptable to QVC, could result in a termination of the respective QVC Agreement(s) which could trigger an event of default under our credit facility with Bank Hapoalim B.M. Although we have entered into employment agreements with our spokespersons, there is no guarantee that we will not lose their services. To the extent that any of their services as a spokesperson become unavailable to us, we will likely need to find a replacement to promote our brands. Competition for skilled brand promoters is intense, and required compensation levels may be high, and there is no guarantee that we would be able to identify and attract a qualified replacement, or that we would be able to promote our brands as well as we are able to with our current spokespersons. This could significantly affect the value of our brands and our ability to market the brands, and could impede our ability to fully implement our business plan and future growth strategy, which would harm our business and prospects. Each spokesperson has retained certain rights to participate in outside business activities. Each of these individuals’ participation in these personal business ventures could limit their availability to us and affect their ability to perform as a spokesperson in accordance with their respective employment agreements. Finally, there is no guarantee that one of these individuals will not take an action that the consumer views as negative, which may harm our brands as well as our business and prospects.

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

The failure of our licensees to adequately produce, market, source, and sell quality products bearing our brand names in their license categories or to pay their obligations under their license agreements could result in a decline in our results of operations and impact our ability to service our debt obligations.

Our revenues are dependent on payments made to us under our licensing agreements. Although the licensing agreements for our brands typically require the advance payment to us of a portion of the licensing fees and in many cases provide for guaranteed minimum royalty payments to us, the failure of our licensees to satisfy their obligations under these agreements or their inability to operate successfully or at all, could result in their breach and/or the early termination of such agreements, the non-renewal of such agreements or our decision to amend such agreements to reduce the guaranteed minimums or sales royalties due thereunder, thereby eliminating some or all of that stream of revenue. Moreover, during the terms of the license agreements, we are substantially dependent upon the efforts and abilities of our licensees to maintain the quality and marketability of the products bearing our trademarks, as their failure to do so could materially tarnish our brands, thereby harming our future growth and prospects. In addition, the failure of our licensees to meet their production, manufacturing, sourcing, and distribution requirements or actively market the branded licensed products could cause a decline in their sales and potentially decrease the amount of royalty payments (over and above the guaranteed minimums) due to us. A weak economy or softness in the apparel and retail sectors could exacerbate this risk. This, in turn, could decrease our potential revenues. These risks are further increased with respect to our exclusive sublicense of the H Halston trademark to HIP, as we are dependent upon the efforts and abilities of a sole licensor. The concurrent failure by several of our material licensees to meet their financial obligations to us could jeopardize our ability to meet the debt service coverage ratios required in connection with our debt facility or facilities. Further, such failure may impact our ability to make required payments with respect to such indebtedness. The failure to meet such debt service coverage ratios or to make such required payments would give our lenders the right to accelerate all obligations under our debt facility or facilities and foreclose on our trademarks, license agreements, and other related assets securing such notes.

Our business is dependent on continued market acceptance of our brands and any future brands we acquire and the products of our licensees.

Although many of our licensees guarantee minimum net sales and minimum royalties to us, some of our licensees are not yet selling licensed products or currently have limited distribution of licensed products, and a failure of our brands or of products bearing our brands to achieve or maintain broad market acceptance could cause a reduction of our licensing revenues and could further cause existing licensees not to renew their agreements. Such failure could also cause the devaluation of our trademarks, which are our primary assets, making it more difficult for us to renew our current licenses upon their expiration or enter into new or additional licenses for our trademarks. In addition, if such devaluation of our trademarks were to occur, a material impairment in the carrying value of one or more of our trademarks could also occur and be charged as an expense to our operating results. Continued market acceptance of our brands and our licensees’ products, as well as market acceptance of any future products bearing any future brands we may acquire, is subject to a high degree of uncertainty and constantly changing consumer tastes, preferences, and purchasing patterns. Creating and maintaining market acceptance of our licensees’ products and creating market acceptance of new products and categories of products bearing our marks may require substantial marketing efforts, which may, from time to time, also include our expenditure of significant additional funds to keep pace with changing consumer demands, which funds may or may not be available on a timely basis, on acceptable terms or at all. Additional marketing efforts and expenditures may not, however, result in either increased market acceptance of, or additional licenses for, our trademarks or increased market acceptance, or sales, of our licensees’ products. Furthermore, we do not actually design or manufacture all of the products bearing our marks, and therefore, have less control over such products’ quality and design than a traditional product manufacturer might have. The failure of our licensees to maintain the quality of their products could harm the reputation and marketability of our brands, which would adversely impact our business.

We expect to achieve growth based upon our plans to expand our business under the Mizrahi brands, the Ripka brands, and the H Halston Brands, and to develop a licensing business under the C Wonder brands. If we fail to manage our expected future growth, our business and operating results could be materially harmed.

We expect to achieve growth in our existing brands and intend to seek new opportunities and international expansion through interactive television and licensing arrangements. The success of our company, however, will still remain largely dependent on our ability to build and maintain broad market acceptance of our brands and to contract with and retain key licensees and on our licensees’ ability to accurately predict upcoming fashion and design trends within their respective customer bases and fulfill the product requirements of their particular retail channels within the global marketplace.

Our recent growth has placed, and our anticipated future growth will continue to place, considerable demands on our management and other resources. Our ability to compete effectively and to manage future growth, if any, will depend on the sufficiency and adequacy of our current resources and infrastructure and our ability to continue to identify, attract and retain personnel to manage our brands and integrate any brands we may acquire into our operations. There can be no assurance that our personnel, systems, procedures and controls will be adequate to support our operations and properly oversee our brands. The failure to support our operations effectively and properly oversee our brands could cause harm to our brands and have a material adverse effect on the value of such brands and on our reputation, business, financial condition and results of operations. In addition, we may be unable to leverage our core competencies in managing apparel and jewelry brands to managing brands in new product categories.

Also, there can be no assurance that we will be able to achieve and sustain meaningful growth. Our growth may be limited by a number of factors including increased competition among branded products at brick-and-mortar, internet and interactive retailers, decreased airtime on QVC, competition for retail licenses and brand acquisitions, and insufficient capitalization for future transactions.

In connection with our QTR platform and business strategy, we have been redirecting certain licensed categories to new retail partners, and are subject to the risks relating to these partners' businesses.

The L&T License and Dillard’s License subject us to many risks. Pursuant to the respective agreements, we are managing the design and manufacturing oversight of products in an innovative quick time response supply chain for the brands described above. In the event we breach our agreement or, in certain cases, if our retail partner terminates an agreement with a supplier approved by us as a result of a breach or default by such supplier, our retail partner may terminate our agreement. The success of our brick-and-mortar licensing strategy is substantially dependent on the success of our agreements with Lord & Taylor and Dillard’s, including the efforts of our retail partners and the suppliers and other third parties. We cannot assure you that this business or strategy will be successful. Failure to successfully implement this strategy may result in reduced revenues and cash flows and harm to our reputation.

Many of Lord & Taylor’s and Dillard’s stores are located in shopping malls. A continued substantial decline in mall traffic, the development of new shopping malls, the availability of locations within existing or new shopping malls, and the success of individual shopping malls may negatively impact our ability to maintain or grow our sales through the L&T License and the Dillard’s License, which could have an adverse effect on our financial condition or results of operations.

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

Although we will seek to temper our acquisition risks by following acquisition guidelines relating to purchase price and valuation, projected returns, existing strength of the brand, its diversification benefits to us, its potential licensing scale and creditworthiness of licensee base, acquisitions, whether they be of additional intellectual property assets or of the companies that own them, entail numerous risks, any of which could detrimentally affect our reputation, our results of operations, and/or the value of our common stock. These risks include, among others:

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

Acquiring additional intellectual property could also have a significant effect on our financial position and could cause substantial fluctuations in our quarterly and yearly operating results. Acquisitions could result in the recording of significant goodwill and intangible assets on our financial statements, the amortization or impairment of which would reduce our reported earnings in subsequent years. No assurance can be given with respect to the timing, likelihood or financial or business effect of any possible transaction. Moreover, our ability to grow through the acquisition of additional intellectual property will also depend on the availability of capital to complete the necessary acquisition arrangements. In the event that we are unable to obtain debt financing on acceptable terms for a particular acquisition, we may elect to pursue the acquisition through the issuance by us of shares of our common stock (and, in certain cases, convertible securities) as equity consideration, which could dilute our common stock and reduce our earnings per share, and any such dilution could reduce the market price of our common stock unless and until we were able to achieve revenue growth or cost savings and other business economies sufficient to offset the effect of such an issuance. Acquisitions of additional brands may also involve challenges related to integration into our existing operations, merging diverse cultures, and retaining key employees. Any failure to integrate additional brands successfully in the future may adversely impact our reputation and business.

As a result, there is no guarantee that our stockholders will achieve greater returns as a result of any future acquisitions we complete.

Because of the intense competition within our existing and potential wholesale licensees’ markets and the strength of some of their competitors, we and our licensees may not be able to continue to compete successfully.

We expect our existing and future licenses to relate to products in the apparel, footwear, accessories, jewelry, home goods, and other consumer industries, in which our licensees face intense competition, including from our other brands and licensees. In general, competitive factors include quality, price, style, name recognition, and service. In addition, various fashion trends and the limited availability of shelf space could affect competition for our licensees’ products. Many of our licensees’ competitors have greater financial, distribution, marketing, and other resources than our licensees and have achieved significant name recognition for their brand names. Our licensees may be unable to successfully compete in the markets for their products, and we may not be able to continue to compete successfully with respect to our contractual arrangements.

If our competition for licenses increases, or any of our current licensees elect not to renew their licenses or renew on terms less favorable than today, our growth plans could be slowed and our business, financial condition and results of operations would be adversely affected.

To the extent the Company seeks to acquire additional brands, we will face competition to retain licenses and to complete such acquisitions. The ownership, licensing, and management of brands is becoming a more widely utilized method of managing consumer brands as production continues to become commoditized and manufacturing capacity increases worldwide. The Company faces competition from numerous direct competitors, both publicly and privately-held, including traditional apparel and consumer brand companies, other brand management companies and private equity groups. Companies that traditionally focused on wholesale manufacturing and sourcing models are now exploring licensing as a way of growing their businesses through strategic licensing partners and direct-to-retail contractual arrangements. Furthermore, our current or potential licensees may decide to develop or purchase brands rather than renew or enter into contractual agreements with us. In addition, this increased competition could result in lower sales of products offered by our licensees under our brands. If our competition for licenses increases, it may take us longer to procure additional licenses which could slow our growth rate.

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

We own, through our wholly owned subsidiaries, various U.S. federal trademark registrations and foreign trademark registrations for our brands, together with pending applications for registration, which are vital to the success and further growth of our business and which we believe have significant value. With respect to the H by Halston and H Halston brands, certain U.S. applications for registration that are based upon intent-to-use currently are held in the name of HIP, from whom we purchased the marks, until such time as the marks are put into use and assigned to us. We rely primarily upon a combination of trademarks, copyrights, and contractual restrictions to protect and enforce our intellectual property rights domestically and internationally. We believe that such measures afford only limited protection and, accordingly, there can be no assurance that the actions taken by us to establish, protect, and enforce our trademarks and other proprietary rights will prevent infringement of our intellectual property rights by others, or prevent the loss of licensing revenue or other damages caused therefrom.

For instance, despite our efforts to protect and enforce our intellectual property rights, unauthorized parties may attempt to copy aspects of our intellectual property, which could harm the reputation of our brands, decrease their value, and/or cause a decline in our licensees’ sales and thus our revenues. Further, we and our licensees may not be able to detect infringement of our intellectual property rights quickly or at all, and at times, we or our licensees may not be successful in combating counterfeit, infringing, or knockoff products, thereby damaging our competitive position. In addition, we depend upon the laws of the countries where our licensees’ products are sold to protect our intellectual property. Intellectual property rights may be unavailable or limited in some countries because standards of registration and ownership vary internationally. Consequently, in certain foreign jurisdictions, we have elected or may elect not to apply for trademark registrations. Also, in certain jurisdictions, as described above, certain H by Halston and H Halston trademark registrations or applications that we acquired (including but not limited to those based upon “intent to use”) may not yet be recorded in our name, due to laws governing the timing and nature of certain trademark assignments. Where laws limit our ability to record in our name trademarks that we have purchased, we have obtained by way of license all necessary rights to operate our business.

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

In addition, in the future, we may be required to assert infringement claims against third parties or more third parties may assert infringement claims against us. Any resulting litigation or proceeding could result in significant expense to us and divert the efforts of our management personnel, whether or not such litigation or proceeding is determined in our favor. To the extent that any of our trademarks were ever deemed to violate the proprietary rights of others in any litigation or proceeding or as a result of any claim, we may be prevented from using them, which could cause a termination of our contractual arrangements, and thus our revenue stream, with respect to those trademarks. Litigation could also result in a judgment or monetary damages being levied against us.

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

We may not be able to sublease our former corporate offices and operations facility for the entire remaining term of the related lease.

We are contractually obligated through February 28, 2022 to make lease payments totaling approximately $5 million related to our former corporate offices and operations facility at 475 Tenth Avenue, 4th Floor, New York, New York. We have currently subleased this office space to a third-party subtenant through December 12, 2018, with such sublease containing a renewal option to extend the term through February 27, 2022. However, there can be no assurance that our subtenant will exercise this renewal option. If our subtenant does not renew their sublease, there can be no assurance that we will be able to find a replacement subtenant or subtenants for all or a portion of the remaining lease term. Failure to obtain a subtenant for the remainder of the term at a rent equal to our remaining obligation to our landlord would negatively impact our future results of operations and cash flows.

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

Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or by a change in allocation of state and local jurisdictions, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of recovering the amount of deferred tax assets recorded on the balance sheet and the likelihood of adverse outcomes resulting from examinations by various taxing authorities in order to determine the adequacy of our provision for income taxes. We cannot guarantee that the outcomes of these evaluations and continuous examinations will not harm our reported operating results and financial condition.

We must successfully maintain and/or upgrade our information technology systems.

We rely on various information technology systems to manage our operations, which subject us to inherent costs and risks associated with maintaining, upgrading, replacing, and changing these systems, including impairment of our information technology, potential disruption of our internal control systems, substantial capital expenditures, demands on management time, and other risks of delays or difficulties in upgrading, transitioning to new systems, or of integrating new systems into our current systems.

We have an ever-growing reliance on technology, including web-based information, proprietary data storage, and normal business operations, which creates increased risk for us to ensure these systems remain uncompromised.

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

Many economic factors beyond our control may impact our forecasts and actual performance. These factors include consumer confidence, consumer spending levels, employment levels, or availability of consumer credit, recession, deflation, inflation, a general slowdown of the U.S. economy, or an uncertain economic outlook. Furthermore, changes in the credit and capital markets, including market disruptions, limited liquidity, and interest rate fluctuations, may increase the cost of financing or restrict our access to potential sources of capital for future acquisitions.

The risks associated with our business are more acute during periods of economic slowdown or recession. In addition to other consequences, these periods may be accompanied by decreased consumer spending generally, as well as decreased demand for, or additional downward pricing pressure on, the products carrying our brands. Accordingly, any prolonged economic slowdown or a lengthy or severe recession with respect to either the U.S. or the global economy is likely to have a material adverse effect on our results of operations, financial condition, and business prospects.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our Annual Report on Form 10-K our assessment of the effectiveness of our internal control over financial reporting. We have dedicated a significant amount of time and resources to ensure compliance with this legislation for the year ended December 31, 2016 and will continue to do so for future fiscal periods. We cannot be certain that future material changes to our internal control over financial reporting will be effective. If we cannot adequately maintain the effectiveness of our internal control over financial reporting, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our common stock. Moreover, if we discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price.

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

We are and we will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (ii) December 31, 2017, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt, or (iv) the date on which we are deemed a “large accelerated filer” under the Securities Exchange Act of 1934, as amended, or the Exchange Act. For so long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, we may continue to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict whether investors will find our common stock less attractive because we will rely on some or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. If we avail ourselves of certain exemptions from various reporting requirements, our reduced disclosure may make it more difficult for investors and securities analysts to evaluate us and may result in less investor confidence.

Management exercises significant control over matters requiring shareholder approval which may result in the delay or prevention of a change in our control.

Pursuant to a voting agreement, IM Ready-Made, LLC, Isaac Mizrahi, and Marisa Gardini agreed to appoint a person designated by our board of directors as their collective irrevocable proxy and attorney-in-fact with respect to the shares of the common stock received by them. The proxy holder will vote in favor of matters recommended or approved by the board of directors. The board of directors has designated Robert D’Loren as proxy. Also, pursuant to separate voting agreements, each of Ripka and HIP agreed to appoint Mr. D’Loren as their respective irrevocable proxy and attorney-in-fact with respect to the shares of the common stock issued to them by us. The proxy holder shall vote in favor of matters recommended or approved by the board of directors.

The combined voting power of the common stock ownership of our officers, directors, and key employees is approximately 59% of our voting securities as of December 31, 2016. As a result, our management and key employees through such stock ownership will exercise significant influence over all matters requiring shareholder approval, including the election of our directors and approval of significant corporate transactions. This concentration of ownership in management and key employees may also have the effect of delaying or preventing a change in control of us that may be otherwise viewed as beneficial by stockholders other than management. There is also a risk that our existing management and a limited number of stockholders may have interests which are different from certain stockholders and that they will pursue an agenda which is beneficial to themselves at the expense of other stockholders.

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

Rule 3a51-1 of the Exchange Act establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions, including for having securities registered on certain national securities exchanges. If our common stock were delisted from the NASDAQ, market liquidity for our common stock could be severely and adversely affected.

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

Although our common stock closed at $3.85 per share on March 9, 2017, no assurance can be given that the per share price of our common stock will maintain such levels or that our stock will not be subject to these “penny stock” rules in the future.

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

We may issue a substantial number of shares of common stock upon exercise of outstanding warrants and options, as payment of our obligations under the Ripka Seller Notes and to satisfy obligations to Burch Acquisition, LLC (the C Wonder Seller) if certain conditions, including royalty revenue targets, are met.

As of December 31, 2016, we had outstanding warrants and options to purchase 4,402,743 shares of our common stock, of which warrants to purchase 364,428 shares are exercisable at a price of $0.01 per share. The holders of warrants and options will likely exercise such securities at a time when the market price of our common stock exceeds the exercise price. Therefore, exercises of warrants and options will result in a decrease in the net tangible book value per share of our common stock and such decrease could be material. In addition, we may issue shares of common stock to satisfy two times the highest amount of annual excess royalties for C Wonder brand earned through June 30, 2019 to the C Wonder brand’s sellers. As of December 31, 2016, we estimated the fair value of the C Wonder earn-out payment to be $2.85 million.

We may also satisfy our obligations under the $0.59 million remaining principal amount Ripka Seller Notes payable to Ripka by issuing shares of common stock. The number of shares which we issue to satisfy our obligations under the Ripka Seller Notes will be based on the future market price of our common stock and are currently not determinable, provided that there is a floor to the share price to satisfy the Ripka Seller Notes of $7.00 per share. The maximum number of shares that could be issued in exchange for the remaining Ripka Seller Notes is 84,923 shares.

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

As of December 31, 2016, we had an aggregate of 6,127,84 shares of common stock available for grants under our Plan to our directors, executive officers, employees, and consultants. Issuances of common stock pursuant to the exercise of stock options or other stock grants or awards which may be granted under our Plan will dilute your interest in us.

We do not anticipate paying cash dividends on our common stock.

You should not rely on an investment in our common stock to provide dividend income, as we have not paid dividends on our common stock, and we do not plan to pay any dividends in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing licensing operations, further develop our trademarks, and finance the acquisition of additional trademarks. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment. In addition, our credit facility with Bank Hapoalim B.M. limits the amount of cash dividends we may pay while amounts under the credit facility are outstanding.

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

We currently lease and maintain our corporate offices and operations located at 1333 Broadway, 10th floor, New York, New York. We entered into a lease agreement on July 8, 2015 for such offices of approximately 29,600 square feet of office space. This lease commenced on March 1, 2016 and shall expire on October 30, 2027.

We also lease approximately 18,500 square feet of office space at 475 Tenth Avenue, 4th Floor, New York, New York. This location represents our former corporate offices and operations facility, which we relocated to our current location described above in June 2016. This lease shall expire on February 28, 2022. We have subleased this office space to a third-party subtenant through December 12, 2018, with a renewal option to extend the sublease term through February 27, 2022.

Item 3.	Legal Proceedings

In the ordinary course of business, from time to time we become involved in legal claims and litigation. In the opinion of management, based on consultations with legal counsel, the disposition of litigation currently pending against us is unlikely to have, individually or in the aggregate, a materially adverse effect on our business, financial position, or results of operations.

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

The table below sets forth the range of quarterly high and low sales prices for our common stock in 2016 and 2015. For data prior to July 31, 2015, the quotations detailed below reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions:

	High	Low
YEAR ENDED DECEMBER 31, 2016
First Quarter	$7.50	$4.66
Second Quarter	$6.75	$4.60
Third Quarter	$5.84	$4.00
Fourth Quarter	$5.30	$3.80

YEAR ENDED DECEMBER 31, 2015
First Quarter	$8.05	$6.00
Second Quarter	$9.99	$7.50
Third Quarter	$9.15	$7.50
Fourth Quarter	$8.50	$5.12

Holders

As of December 31, 2016, the number of our stockholders of record was 565 (excluding beneficial owners and any shares held in street name or by nominees).

Dividends

We have never declared or paid any cash dividends on our common stock. In addition, our credit facility with Bank Hapoalim B.M. limits the amount of cash dividends we may pay while amounts under the credit facility are outstanding. Furthermore, we expect to retain future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our board of directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants, and other factors the board of directors considers relevant.

Securities authorized for issuance under equity compensation plans

2011 Equity Incentive Plan

Our Amended and Restated 2011 Equity Incentive Plan, which we refer to as the Plan, is designed and utilized to enable the Company to offer its employees, officers, directors, consultants, and others whose past, present, and/or potential contributions to the Company have been, are, or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company. The following is a description of the Plan, as amended.

•	The Plan provides for the grant of stock options or restricted stock (any grant under the Plan, an “Award”). The stock options may be incentive stock options or non-qualified stock options.
•	A total of 13,000,000 shares of common stock are eligible for issuance under the Plan, and the maximum number of shares of common stock with respect to which incentive stock options may be granted under the Plan is 5,000,000.
•	The Plan may be administered by the Board of Directors (the “Board”) or a committee consisting of two or more members of the Board of Directors appointed by the Board (for purposes of this description, any such committee, a “Committee”).
•	Officers and other employees of our Company or any parent or subsidiary of our Company who are at the time of the grant of an Award employed by us or any parent or subsidiary of our Company are eligible to be granted options or other Awards under the Plan. In addition, non-qualified stock options and other Awards may be granted under the Plan to any person, including, but not limited to, directors, independent agents, consultants and attorneys who the Board or the Committee, as the case may be, believes has contributed or will contribute to our success.

•	With respect to incentive stock options granted to an eligible employee owning stock possessing more than 10% of the total combined voting power of all classes of our stock or the stock of a parent or subsidiary of our Company immediately before the grant (each, a “10% Stockholder”), such incentive stock option shall not be exercisable more than 5 years from the date of grant.
•	The exercise price of an incentive stock option will not be less than the fair market value of the shares underlying the option on the date the option is granted, provided, however, that the exercise price of an incentive stock option granted to a 10% Stockholder may not be less than 110% of such fair market value.
•	The exercise price of a non-qualified stock option may not be less than fair market value of the shares of common stock underlying the option on the date the option is granted.
•	Under the Plan, we may not, in the aggregate, grant incentive stock options that are first exercisable by any individual optionee during any calendar year (under all such plans of the optionee’s employer corporation and its “parent” and “subsidiary” corporations, as those terms are defined in Section 424 of the Internal Revenue Code) to the extent that the aggregate fair market value of the underlying stock (determined at the time the option is granted) exceeds $100,000.
•	Restricted stock awards give the recipient the right to receive a specified number of shares of common stock, subject to such terms, conditions and restrictions as the Board or the Committee, as the case may be, deems appropriate. Restrictions may include limitations on the right to transfer the stock until the expiration of a specified period of time and forfeiture of the stock upon the occurrence of certain events such as the termination of employment prior to expiration of a specified period of time.
•	Certain Awards made under the Plan may be granted so that they qualify as “performance-based compensation” (as this term is used in Internal Revenue Code Section 162(m) and the regulations thereunder) and are exempt from the deduction limitation imposed by Code Section 162(m) (these Awards are referred to as “Performance-Based Awards”). Under Internal Revenue Code Section 162(m), our tax deduction may be limited to the extent total compensation paid to the chief executive officer, or any of the four most highly compensated executive officers (other than the chief executive officer) exceeds $1 million in any one tax year. Among other criteria, Awards only qualify as performance-based awards if at the time of grant the compensation committee is comprised solely of two or more “outside directors” (as this term is used in Internal Revenue Code Section 162(m) and the regulations thereunder). In addition, we must obtain stockholder approval of material terms of performance goals for such “performance-based compensation.”
•	All stock options and certain stock awards, performance awards, and stock units granted under the Plan, and the compensation attributable to such Awards, are intended to (i) qualify as performance-based awards or (ii) be otherwise exempt from the deduction limitation imposed by Internal Revenue Code Section 162(m).
•	No options or other Awards may be granted on or after the tenth anniversary of the effective date of the Plan.

From time to time, the Company issues stock-based compensation to its officers, directors, employees, and consultants. The maximum term of options granted is generally 10 years and generally options vest over a period of six months to four years. However, the Board of Directors of the Company may approve other vesting schedules. Options may be exercised in whole or in part. The exercise price of stock options granted is generally the fair market value of the Company's common stock as determined by the Board of Directors on the date of grant, considering factors such as the sale of stock, results of operations, and consideration of the fair value of comparable private companies in the industry.

The fair value of each stock option award is estimated using the Black-Scholes option pricing model based on certain assumptions. The assumption for expected term is based on evaluations of expected future employee exercise behavior. Because of a lack of historical information, we use the simplified method to determine the expected term. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term at the grant date. The historical volatility of comparable companies' stock is used as the basis for the volatility assumption. The Company has never paid cash dividends, and does not currently intend to pay cash dividends, and thus assumes a 0% dividend yield.

The following table sets forth information as of December 31, 2016 regarding compensation plans under which our equity securities are authorized for issuance.

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation Plans (1)	2,436,000	$5.98	6,127,841

(1) Pursuant to our 2011 Equity Incentive Plan.

Recent Sales of Unregistered Securities

On January 31, 2017, we issued an aggregate of 78,334 shares of common stock, of which 39,167 shares vested immediately and 39,167 shares will vest on January 31, 2018, to Jones Texas, Inc., a company wholly-owned by Edward Jones, III, who is a director of our Company, as partial consideration under a consulting agreement. This issuance was not registered under the Securities Act and qualified for an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, since the issuance of securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved, size of the offering, manner of the offering, and number of securities offered.

Purchases of equity securities by the issuer and affiliated purchasers

The following table provides information with respect to common stock repurchased by us during the years ended December 31, 2016 and 2015.

Period	Total Number of Shares of Common Stock Purchased	Average Price per Share	Total Number of Shares of Common Stock Purchased as Part of a Publicly Announced Plan or Program
March 1, 2016 to March 31, 2016 (i)	52,000	$5.80	-
September 1, 2016 to September 30, 2016 (i)	182,100	4.99	-
November 1, 2016 to November 30, 2016 (i)	10,650	4.95	-
December 1, 2016 to December 31, 2016 (i)	32,928	5.05	-
Total year ended December 31, 2016	277,678	$5.15	-

September 1, 2015 to September 30, 2015 (i)	82,825	$8.59	-
December 1, 2015 to December 31, 2015 (ii)	5,000	7.25	-
Total year ended December 31, 2015	87,825	$8.51	-

(i)	The shares repurchased were acquired from employees and directors in connection with the settlement of income tax withholding obligations on behalf of such employees and directors from the vesting of restricted stock.
(ii)	See Note 13 to the audited consolidated financial statements, Related Party Transactions.

Item 6.	Selected Financial Data

Smaller reporting companies are not required to provide the information required by this Item 6.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with our consolidated financial statements and the notes thereto, included in Item 8 of this Annual Report on Form 10-K. This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity and cash flows for the year ended December 31, 2016. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning factors that are beyond our control.

Overview

We are a brand management and media company engaged in the design, production, licensing, marketing, and direct to consumer sales of branded apparel, footwear, accessories, jewelry, home goods, and other consumer products, and the acquisition of dynamic consumer lifestyle brands. Presently, our brand portfolio consists of the Isaac Mizrahi, Judith Ripka, H Halston, C Wonder, and Highline Collective brands. We also managed and designed the Liz Claiborne New York brand through July 31, 2016. Our in-house designers and marketing executives work with our licensees to help design, promote, and elevate each brand within their respective distribution channels. We market and promote our brands by employing a highly-differentiated ubiquitous-channel sales strategy, which includes promotion through interactive television, internet, and traditional brick-and-mortar retail distribution channels, delivering a unique brand experience that fosters increased consumer engagement.

Our proprietary platform is strategically positioned to monetize the convergence of shopping, entertainment, and social media. By leveraging the reach and media presence of our interactive television partners and by developing rich online video and social media content under our brands, we drive increased customer engagement and generate sales across our channels of distribution. Our strong relationships with leading retailers, such as Lord & Taylor, Hudson’s Bay, and Dillard’s, and interactive television companies, such as QVC and The Shopping Channel, enable us to reach consumers in over 360 million homes worldwide.

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

Summary of Critical Accounting Policies

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that are the most important to the portrayal of our financial condition and results of operations, and that require our most difficult, subjective, and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are described in more detail in the notes to our financial statements, our most critical accounting policies, discussed below, pertain to revenue recognition, trademarks, goodwill and other intangible assets, stock-based compensation, fair value of contingent obligations and income taxes. In applying such policies, we must use some amounts that are based upon our informed judgments and best estimates. Estimates, by their nature, are based upon judgments and available information. The estimates that we make are based upon historical factors, current circumstances, and the experience and judgment of management. We evaluate our assumptions and estimates on an ongoing basis.

Revenue Recognition

In connection with our licensing model, revenue is generated from licenses and is based on reported sales of licensed products bearing our trademarks, at royalty or other fee-based rates specified in the license agreements. These agreements are also subject to contractual minimum levels. Design and service fees are recorded and recognized in accordance with the terms and conditions of each service contract, including meeting our obligations and providing the relevant services under each contract. Guaranteed minimum royalty payments are recognized on a straight-line basis over the term of each contract year, as defined in each license agreement. Royalties exceeding the guaranteed minimum royalty payments are recognized as income during the period corresponding to the licensee’s sales. Advance royalty payments are recorded as deferred revenue at the time payment is received and recognized as revenue as earned. Prior to the closing of our retail stores, we recognized revenue from our retail stores upon the sale of our products to retail consumers, net of estimated returns.

Trademarks, Goodwill and Other Intangible Assets

We follow Financial Accounting Standards Board, or FASB, Accounting Standard Codification, or ASC Topic 350, “Intangibles - Goodwill and Other.” Under this standard, goodwill and indefinite lived intangible assets are not amortized, but are required to be assessed for impairment at least annually. Under this standard, we annually have the option to first assess qualitatively whether it is more likely than not that there is an impairment, or perform a quantitative analysis. Our definite lived intangible assets are amortized over their estimated useful lives. The Company performed its annual quantitative analysis of goodwill and intangible assets at December 31, 2016, and determined that these assets were not impaired.

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

We recognized a contingent obligation in connection with the acquisition of Judith Ripka Trademarks in 2014. ASC 805-50-30 requires that, when accounting for asset acquisitions, when the fair value of the assets acquired is greater than the consideration paid, any contingent obligations shall be recognized and recorded as the positive difference between the fair value of the assets acquired and the consideration paid for the acquired assets.

We also recognized a contingent obligation in 2015 in connection with our acquisition of the C Wonder Trademarks. ASC 805-50-30 requires that when the fair value of the assets acquired are equal to the consideration paid, any contingent obligations shall be recognized based upon the Company’s best estimate of the amount that will be paid to settle the liability.

Income Taxes

Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities. Deferred income taxes are determined based on the temporary difference between the financial reporting and tax bases of assets and liabilities using enacted rates in effect during the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. ASC Topic 740, “Accounting for Income Taxes” clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. Tax positions shall initially be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a probability of fifty percent or greater of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, and supersedes the current revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The core principle of ASU 2014-09 is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, will require greater use of judgment and estimates than under the current guidance. The FASB subsequently issued amendments providing additional guidance, clarification, and practical expedients as follows:

•	In August 2015, the FASB delayed the effective date of this standard by one year, such that the new revenue guidance is now effective for fiscal years beginning after December 15, 2017 (i.e., calendar years beginning on January 1, 2018), and interim periods therein.
•	In April 2016, the FASB issued Accounting Standards Update No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which amends certain aspects of the guidance in ASU 2014-09 related to identifying performance obligations and applying the new revenue guidance to licensing transactions.
•	In May 2016, the FASB issued Accounting Standards Update No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” which addresses topics of collectability, presentation of sales tax collected from customers, non-cash consideration, contract modifications and completed contracts at transition, and transition disclosures.
•	In December 2016, the FASB issued Accounting Standards Update No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” to provide further clarification on various elements of the new revenue guidance.

We are currently evaluating the method and the impact that the adoption of these ASUs will have on our consolidated financial statements and disclosures. Based upon our preliminary assessment and initial evaluation, we do not currently expect that the adoption of these ASUs will have a material impact on the measurement or timing of our revenue recognition.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (ASU 2016-02). The core principle of ASU 2016-02 is that an entity should recognize on its balance sheet assets and liabilities arising from a lease. In accordance with that principle, ASU 2016-02 requires that a lessee recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying leased asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on the lease classification as a finance or operating lease. This new accounting guidance is effective for public companies for fiscal years beginning after December 15, 2018 (i.e., calendar years beginning on January 1, 2019), including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements and disclosures.

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

This new accounting guidance is effective for public companies for fiscal years beginning after December 15, 2017 (i.e., calendar years beginning on January 1, 2018), including interim periods within those fiscal years. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively from the earliest date practicable if retrospective application would be impracticable. Early adoption is permitted, provided all amendments are adopted in the same period. We do not anticipate that the adoption of ASU 2016-15 will have a material impact on our consolidated financial statements when this guidance is adopted in 2018.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation based on the fair value of individual assets and liabilities of a reporting unit in order to measure the amount of a goodwill impairment. Instead, after the adoption of ASU 2017-04, goodwill impairment will be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This new accounting guidance shall be applied prospectively, and is effective for public companies for fiscal years beginning after December 15, 2019 (i.e. calendar years beginning on January 1, 2020). Early adoption is permitted for any goodwill impairment tests performed on testing dates after January 1, 2017. We do not anticipate that the adoption of ASU 2017-04 will have a material impact on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Summary of Operating Results

The consolidated financial statements and related notes included elsewhere in this Form 10-K are as of, or for the year ended December 31, 2016 (the “Current Year”), and the year ended December 31, 2015 (the “Prior Year”).

Total Revenues

Current Year total revenues increased approximately $5.03 million to $32.75 million from $27.72 million for the Prior Year. This increase was attributable to increases in net licensing revenues of approximately $5.20 million, partially offset by declines in net e-commerce sales of $0.17 million.

The increase in net licensing revenues for the Current Year as compared with the Prior Year was primarily due to (i) higher revenues from our interactive television business of approximately $5.86 million, driven by acquisitions made in late 2014 and 2015, and (ii) increased revenues recognized from new strategic license agreements entered into in 2015 and 2016 of approximately $0.63 million. These increases were partially offset by a decrease in revenue of approximately $1.29 million associated with the management and design of the LCNY brand, for which our contract ended in July 2016.

The decline in net e-commerce sales from the Prior Year is the result of management’s decision to phase out of e-commerce.

Gross Profit

Gross profit for the Current Year was $32.56 million, compared with $27.45 million for the Prior Year. The increase in gross profit was primarily attributable to the increase in net licensing revenues described above.

Operating Expenses

Operating expenses totaled $31.10 million for the Current Year, compared with $24.28 million for the Prior Year. The increase of approximately $6.82 million was primarily related to an increase in compensation-related expenses (including stock-based compensation) of approximately $3.93 million, an increase in design and marketing costs of approximately $0.80 million, and an increase in other selling, general and administrative expenses of approximately $1.24 million. These increases in expenses were the result of increased staffing and scaling of our operations and infrastructure in order to support (i) the C Wonder Brand, which we acquired in July 2015 and which began selling on QVC in March 2016, (ii) the development and operation of our quick-time-response or short lead-time “virtual vertical” production platform, and (iii) launch and related ramp-up of the IMNYC Isaac Mizrahi, H Halston, and Highline Collective brands at Lord & Taylor and Hudson’s Bay department stores in April 2016.

Current Year operating expenses also included non-recurring charges of $0.67 million incurred in connection with the exit from our former leased office facilities.

The increase in depreciation and amortization expense of approximately $0.18 million was primarily related to the amortization of the C Wonder trademarks acquired in July 2015, partially offset by certain other intangible assets becoming fully amortized in 2015 (see Note 3 to Notes to Consolidated Financial Statements).

Other (Income) Expenses

Other income for the Current Year consisted of a $3.41 million gain on the reduction of contingent obligations. This gain was attributable to an agreement entered into with the sellers of the Ripka brand on December 21, 2016, which amended the terms of the Ripka Earn-Out. Under this agreement, the maximum amount of earn-out consideration was reduced to $0.38 million, of which $0.18 million was payable in cash upon the execution of the amendment, and the remaining $0.20 million payable based upon the Ripka brands achieving at least $6 million of net royalty income from QVC during each of the 12-month periods ending on March 31, 2018 and 2019. The reduction of the Ripka Earn-Out liability from its previous carrying value of $3.78 million to $0.38 million resulted in a gain on reduction of contingent obligations in the Current Year of approximately $3.41 million.

Other income for the Prior Year consisted of a $3.0 million gain on the reduction of contingent obligations, partially offset by a $1.37 million loss on extinguishment of debt. The gain on the reduction of contingent obligations in the Prior Year was a result of the reduction in the fair value of our contingent obligation to the seller of the Isaac Mizrahi Brand. This reduction in the Earn-Out Obligation for the Prior Year was based on a shortfall of achieving minimum net royalty income related to the Isaac Mizrahi business for the twelve months ended September 30, 2015. The loss on extinguishment of debt in the Prior Year was due to our satisfaction of $5.40 million principal amount of Ripka Seller Notes by issuing 600,001 shares of our common stock in March and April 2015. The maturity date of the Ripka Seller Notes was originally March 31, 2019. The carrying value, net of the discount, of the Ripka Seller Notes at the redemption date was $4.03 million, resulting in a loss of $1.37 million.

Interest and Finance Expense

Interest and finance expense for the Current Year increased by approximately $0.05 million to $1.85 million, compared with $1.80 million in the Prior Year. This increase was primarily due to the higher interest rate on our term debt following the February 2016 refinancing (as the term debt interest rate was converted from a variable rate of approximately 4.1% to a fixed rate of 5.1%) and fees associated with the refinancing, largely offset by lower interest expense following the satisfaction of $5.40 million principal amount of the Ripka Seller Notes in the Prior Year.

Provision for Income Taxes

The effective income tax rate for the Current Year was approximately 10% resulting in a $0.32 million income tax provision. During the Current Year, the Company recorded a $3.41 million gain on the reduction of contingent obligations related to the acquisition of the Ripka Brand, partially offset by recurring permanent differences.This gain was not subject to tax and was therefore treated as a discrete item. Based on the amount of income from continuing operations before income taxes compared to the permanent differences, the effective rate decreased by 24%.

The effective income tax rate for the Prior Year was approximately 5%, which resulted in a $0.16 million income tax provision. For the Prior Year, the Company recorded a $3.00 million gain on the reduction of contingent obligations related to the acquisition of the Isaac Mizrahi Brand, partially offset by recurring permanent differences. This gain was not subject to tax and was therefore treated as a discrete item. Based on the amount of income from continuing operations before income taxes compared to the permanent differences, the effective rate decreased by 29%.

Discontinued Operations

The income from discontinued operations, net, of $0.03 million in the Current Year was primarily attributable to the reversal of an unutilized reserve associated with our retail operations, partially offset by an income tax provision of $0.02 million.

The loss from discontinued operations, net, of $0.27 million in the Prior Year was related to our retail operations and was primarily attributable to compensation expense, other general and administrative expenses, and wind down costs associated with the closing of our retail stores, partially offset by an income tax benefit of $0.20 million. These wind down and closure activities were essentially completed by the end of 2015.

Net Income

We had net income of $2.74 million for the Current Year, compared with net income of $2.57 million for the Prior Year, attributable to the factors stated above.

Non-GAAP Net Income, Non-GAAP Diluted EPS and Adjusted EBITDA

We had non-GAAP net income of $4.94 million, or $0.26 per share (“non-GAAP diluted EPS”) based on 19,044,749 weighted average shares outstanding for the Current Year, compared with non-GAAP net income of $6.27 million, or $0.36 per share based on 17,223,240 weighted average shares outstanding for the Prior Year. Non-GAAP net income is a non-GAAP unaudited term, which we define as net income, exclusive of stock-based compensation, non-cash interest expense from discounted debt related to acquired assets, gain on the reduction of contingent obligations, loss on extinguishment of debt, non-recurring facility exit charges, and net income or loss from discontinued operations. Non-GAAP net income and non-GAAP diluted EPS measures do not include the tax effect of the aforementioned adjusting items, due to the nature of these items and the Company’s tax strategy.

We had Adjusted EBITDA of approximately $8.52 million for the Current Year, compared with Adjusted EBITDA of approximately $9.30 million for the Prior Year. Adjusted EBITDA is a non-GAAP unaudited measure, which we define as net income before stock-based compensation, interest expense and other financing costs, loss on extinguishment of debt, gain on the reduction of contingent obligations, income taxes, other state and local franchise taxes, depreciation and amortization, non-recurring facility exit charges, and net income or loss from discontinued operations.

Management uses non-GAAP net income, non-GAAP diluted EPS, and Adjusted EBITDA as measures of operating performance to assist in comparing performance from period to period on a consistent basis and to identify business trends relating to the Company's results of operations. Management believes non-GAAP net income, non-GAAP diluted EPS, and Adjusted EBITDA are also useful because these measures adjust for certain costs and other events that management believes are not representative of our core business operating results, and thus these non-GAAP measures provide supplemental information to assist investors in evaluating the Company’s financial results.

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

The following table is a reconciliation of net income (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net income:

	Year Ended December 31,
($ in thousands)	2016	2015
Net income	$2,737	$2,574
Non-cash interest and finance expense	245	415
Stock-based compensation	4,727	4,640
Loss on extinguishment of debt	-	1,371
Gain on reduction of contingent obligations	(3,409)	(3,000)
Non-recurring facility exit charges	670	-
(Income) loss from discontinued operations, net	(34)	272
Non-GAAP net income	$4,936	$6,272

The following table is a reconciliation of diluted earnings per share (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted EPS:

	Year Ended December 31,
	2016	2015
Diluted earnings per share	$0.14	$0.15
Non-cash interest and finance expense	0.01	0.02
Stock-based compensation	0.25	0.27
Loss on extinguishment of debt	-	0.08
Gain on reduction of contingent obligations	(0.18)	(0.18)
Non-recurring facility exit charges	0.04	-
(Income) loss from discontinued operations, net	-	0.02
Non-GAAP diluted EPS	$0.26	$0.36
Non-GAAP diluted weighted average shares outstanding	19,044,749	17,223,240

The following table is a reconciliation of basic weighted average shares outstanding (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted weighted average shares outstanding:

	Year Ended December 31,
	2016	2015
Basic weighted average shares	18,625,670	16,151,163
Effect of exercising warrants	414,131	946,902
Effect of exercising stock options	4,948	125,175
Non-GAAP diluted weighted average shares outstanding	19,044,749	17,223,240

The following table is a reconciliation of net income (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Year Ended December 31,
($ in thousands)	2016	2015
Net income	$2,737	$2,574
Depreciation and amortization	1,560	1,379
Interest and finance expense	1,848	1,804
Income tax provision	315	156
State and local franchise taxes	102	108
Stock-based compensation	4,727	4,640
Loss on extinguishment of debt	-	1,371
Gain on reduction of contingent obligations	(3,409)	(3,000)
Non-recurring facility exit charges	670	-
(Income) loss from discontinued operations, net	(34)	272
Adjusted EBITDA	$8,516	$9,304

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund working capital needs, acquire new brands, and to a lesser extent, capital expenditures. At December 31, 2016 and 2015, our cash and cash equivalents were $14.13 million and $16.86 million, respectively. During the Prior Year, we consummated a public offering of our common stock that resulted in approximately $16.11 million in net cash proceeds after underwriting discounts, commissions, and other expenses of the equity offering (See Note 7 to Notes to Consolidated Financial Statements).

Restricted cash at December 31, 2016 and December 31, 2015 included $1.11 of cash deposited with Bank Hapoalim B.M. (“BHI”) as collateral for an irrevocable standby letter of credit associated with the lease of our current corporate office and operating facilities at 1333 Broadway, New York City. Restricted cash at December 31, 2016 also included $0.40 million of cash held as a security deposit for the sublease of our former corporate offices at 475 Tenth Avenue, New York City by us to a third party subtenant.

We expect that existing cash and operating cash flows will be adequate to meet our operating needs, debt service obligations (including debt service under the Loan Agreement), and capital expenditure needs, for at least the twelve months subsequent to the filing date of this Annual Report on Form 10-K. We are dependent on our licensees for substantially all of our revenues, and there is no assurance that the licensees will perform as projected.

Our business operating model does not require significant capital expenditures.

Our contingent obligation related to the acquisition of the C Wonder Brand (see Notes 3 and 6 to Notes to Consolidated Financial Statements) is payable in stock and/or cash, at our discretion. Payment of this obligation in stock would not affect our liquidity.

Working Capital

Our working capital (current assets less current liabilities) was $11.53 million and $11.97 million as of December 31, 2016 and 2015, respectively. Commentary on components of our cash flows from continuing operations for the Current Year compared with the Prior Year is set forth below. Working capital as of December 31, 2016 included $6.97 million of accounts receivable; substantially all of this balance was collected subsequent to year-end.

Operating Activities

Net cash provided by operating activities from continuing operations was approximately $7.92 million and $3.19 million in the Current Year and Prior Year, respectively.

The Current Year’s cash provided by operating activities was primarily due to net income of $2.74 million plus non-cash expenses of $4.14 million and net change in operating assets and liabilities of approximately $1.07 million, partially offset by net income from discontinued operations of approximately $0.03 million. Non-cash expenses mainly consisted of $4.73 million of stock-based compensation, $1.56 million of depreciation and amortization, a non-cash property exit charge of $0.65 million, $0.17 million of deferred taxes, and non-cash interest and other finance costs of $0.45 million, partially offset by a $(3.41) million gain on the reduction of contingent obligations. The net change in operating assets and liabilities was primarily driven by changes in other liabilities associated with leases.

The Prior Year’s cash provided by operating activities was primarily due to net income of $2.57 million plus non-cash expenses of $4.22 million and the net loss from discontinued operations of $0.27 million, partially offset by the net change in operating assets and liabilities of $(3.87) million. Non-cash expenses mainly consisted of $4.64 million of stock-based compensation, $1.38 million of depreciation and amortization, non-cash interest and other finance costs of $0.54 million, and loss on extinguishment of debt of $1.37 million, partially offset by $(0.71) million of tax benefits and a $(3.00) million gain on the reduction of contingent obligations. The net change in operating assets and liabilities was primarily driven by changes in accounts receivable.

Investing Activities

Net cash used in investing activities for the Current Year was approximately $2.76 million, compared with approximately $4.13 million in the Prior Year.

Current Year net cash used in investing activities was primarily attributable to $2.16 million of capital expenditures associated with leasehold improvements, furniture and fixtures, and equipment for our new corporate offices and operations facility; a $0.88 million disbursement for a loan made in exchange for a promissory note receivable; and $0.10 million of investment in a third-party unconsolidated affiliate. These outflows were partially offset by $0.40 million of cash received as a security deposit for the sublease of our former corporate offices to a third party subtenant.

In the Prior Year, net cash used in investing activities was primarily attributable to cash consideration paid for the acquisition of the C Wonder Brand of $3.59 million and capital expenditures of $0.53 million.

Financing Activities

Net cash used in financing activities for the Current Year was approximately $7.49 million, compared with net cash provided by financing activities of $10.27 million in the Prior Year.

Net cash used in financing activities for the Current Year was primarily attributable to payments on our term debt obligations of $4.00 million, payments on our IM Seller Note obligation of $1.50 million, and shares repurchased including vested restricted stock in exchange for withholding taxes of $1.43 million. Also contributing to the net cash used in financing activities for the Current year were the final payment of the QVC Earn-Out obligation of $0.25 million, a payment of $0.18 million made on the Ripka Earn-Out obligation, and payment of deferred finance costs of $0.15 million.

Net cash provided by financing activities for the Prior Year was approximately $10.27 million, which was primarily attributable to the $16.11 million of net proceeds from our public offering in July 2015, as well as tax benefits from vested stock grants and exercised options of $0.31 million. These cash inflows were partially offset by (i) $3.26 million of repayments on long-term debt, (ii) $2.19 million of payments on installment obligations related to the acquisition of the Ripka Brand, and (iii) $0.75 million of repurchased shares of restricted stock that had vested.

Obligations and Commitments

Term Loan Debt

On August 1, 2013, IM Brands, LLC (“IM Brands”) entered into a $13 million five year term loan with BHI (as amended, the “IM Term Loan”). The IM Term Loan was secured by all of the assets of IM Brands and the Company’s membership interest in IM Brands and bore interest at an annual fixed rate of 4.44%, payable quarterly in arrears each calendar quarter.

On April 3, 2014, JR Licensing, LLC (“JR Licensing”) entered into a $9 million five year term loan with BHI (as amended, the “JR Term Loan”). The JR Term Loan was secured by all of the assets of JR Licensing and a guarantee from the Company secured by a pledge of the Company’s membership interest in JR Licensing and by a guarantee from IM Brands, secured by a pledge of all of IM Brands’ assets. The JR Term Loan bore interest at an annual variable rate of either LIBOR plus 3.5% or Prime plus 0.50%, at JR Licensing’s option, payable, on the last business day of the applicable interest period or quarterly in arrears on the first day of each calendar quarter, respectively.

On December 22, 2014, H Licensing, LLC (“H Licensing”) entered into a $10 million, five year term loan with BHI (“H Term Loan”). The H Term Loan was secured by (i) all of the assets of H Licensing, (ii) a guarantee by the Company, secured by a pledge of the Company’s membership interest in H Licensing, (iii) a guarantee from IM Brands, secured by a pledge of all of the assets of IM Brands, and (iv) a guarantee from JR Licensing, secured by a pledge of all of the assets of JR Licensing. The H Term Loan bore interest at an annual variable rate, as elected by H Licensing, of LIBOR plus 3.50% or Prime rate plus 0.50%, payable on the last business day of the applicable interest period or quarterly in arrears on the first day of each calendar quarter, respectively.

On February 26, 2016, Xcel and its wholly owned subsidiaries, IM Brands, LLC, JR Licensing, LLC, H Licensing, LLC, C Wonder Licensing, LLC, Xcel Design Group, LLC, IMNY Retail Management, LLC, and IMNY E-Store, USA, LLC (each a “Guarantor” and collectively, the “Guarantors”), as Guarantors, entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with BHI and the financial institutions party thereto as lenders. The Loan Agreement amended and restated the IM Term Loan, the JR Term Loan, and the H Term Loan. Pursuant to the Loan Agreement, Xcel assumed the obligations of each of IM Brands, LLC, JR Licensing, LLC, and H Licensing, LLC under the respective term loans with BHI in the aggregate principal amount of $27,875,000 (the loan under the Loan Agreement is referred to as the “Xcel Term Loan”).

On February 24, 2017, Xcel and BHI amended the terms of the Loan Agreement to increase principal payments for the year ending December 31, 2017 by a total of $1 million, decrease principal payments for the year ending December 31, 2021 by $1 million, and eliminate the minimum EBITDA covenant requirement for the year ended December 31, 2016. There were no changes to the total principal balance, interest rate, maturity date, or other terms of the Loan Agreement.

The Xcel Term Loan matures on January 1, 2021. Principal on the Xcel Term Loan is payable in quarterly installments on each of January 1, April 1, July 1 and October 1. The aggregate remaining annual principal payments under the Xcel Term Loan, as amended, are as follows:

($ in thousands)	Amount of
Principal
Year Ending December 31,	Payment
2017	$5,000
2018	4,000
2019	4,000
2020	4,000
2021	8,250
Total	$25,250

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

The Loan Agreement, as amended, contains customary covenants, including reporting requirements, trademark preservation, and the following financial covenants of the Company (on a consolidated basis with the Guarantors and any subsidiaries subsequently formed or acquired that become a credit party under the Loan Agreement):

•	net worth (as defined in the Loan Agreement) of at least $90,000,000 at the end of each fiscal quarter ending on June 30 and December 31 of each fiscal year;
•	liquid assets of at least $5,000,000, until such time as the ratio of indebtedness to EBITDA (as defined in the Loan Agreement) is less than 1.00 to 1.00 and, in which event, liquid assets must be at least $3,000,000;
•	a fixed charge ratio of at least 1.20 to 1.00 for each fiscal quarter ended June 30 and December 31 for the twelve fiscal month period ending on such date;
•	capital expenditures shall not exceed (i) $2,650,000 for the year ending December 31, 2016 and (ii) $700,000 for any fiscal year thereafter; and
•	EBITDA (as defined in the Loan Agreement) of $9,000,000 for each fiscal year commencing January 1, 2017.

The Company was in full compliance with all covenants under the Loan Agreement, as amended, as of and for the fiscal year ended December 31, 2016.

The IM Seller Note

We issued the IM Seller Note in the principal amount of $7.38 million to IM Ready as partial consideration for the acquisition of the Mizrahi business in 2011. The IM Seller Note was amended on December 24, 2013, which included a partial repayment of $1.5 million of principal, and further amended on September 19, 2016. The IM Seller Note currently bears interest at 2.236% per annum, and matures on March 31, 2019. The note requires semi-annual principal and interest installment payments of $750,000.

The aggregate remaining annual principal payments under the IM Seller Note are as follows:

($ in thousands)	Amount of
Principal
Year Ending December 31,	Payment
2017	$1,427
2018	1,459
2019	741
Total	$3,627

Ripka Seller Notes

We issued the Ripka Seller Notes in the principal amount of $6.0 million as part of the consideration for the purchase of the Ripka brands in 2014. The Ripka Seller Notes have a term of five years from the date of issuance, are payable in cash or shares of our common stock valued at the time of payment, at our option, with a floor price of $7.00 per share if paid in stock, and with Ripka having certain rights to extend the maturity of the Ripka Seller Notes in the event our stock is trading at a price of less than $7.00 per share.

In February 2015, we agreed to cancel Ripka Seller Notes in the principal amount of $3.0 million and execute in their place: (i) a $2.4 million principal amount promissory note and (ii) a $0.6 million principal amount promissory note, each issued in the name of Ms. Ripka and each pursuant to substantially the same terms as the Ripka Seller Notes. The $2.4 million principal promissory note was ultimately cancelled in exchange for the issuance of an aggregate of 266,667 shares of our common stock. The $0.6 million principal amount promissory note remains outstanding.

In April 2015, we satisfied an additional $3.0 million principal amount of the Ripka Seller Notes by issuing 333,334 shares of our common stock.

The remaining carrying value of the Rikpa Seller Notes, net of the discount recorded at the time of purchase of the Ripka Brands which is being amortized as imputed interest over the term of the Notes, at December 31, 2016 was $0.50 million.

In December 2016, the Company made a $1.0 million loan to the seller of the Ripka brands, which was collateralized by certain assets in which the Company has been granted a security interest. The remaining $0.6 million principal amount promissory note is one such asset collateralizing that loan.

Ripka Earn-Out

In connection with the purchase of the Ripka brands, we agreed to pay Ripka additional consideration of up to $5 million in aggregate, payable in cash or shares of our common stock based on the fair market value of our common stock at the time of payment, and with a floor of $7.00 per share, based on the Ripka brands achieving in excess of $1 million of net royalty income (excluding revenues generated by interactive television sales) during each of the 12-month periods beginning on October 1, 2015 and ending on October 1, 2018, less the sum of all earn out payments for any prior earn-out period.

On December 21, 2016, we entered into an agreement with the sellers of the Ripka brands which amended the terms of the Ripka Earn-Out, such that the maximum amount of earn-out consideration was reduced to $0.38 million, of which $0.18 million was payable in cash upon execution of the amendment, and $0.10 million is payable in cash on each of May 15, 2018 and 2019. The payment of the remaining $0.20 million of earn-out consideration is contingent upon the Ripka brands achieving at least $6 million of net royalty income from QVC during each of the 12-month periods ending on March 31, 2018 and 2019.

The remaining expected value (which approximates fair value) of the Ripka Earn-Out of $0.20 million is recorded as long-term debt at December 31, 2016 on the consolidated balance sheets.

C Wonder Earn-Out

In connection with the purchase of the C Wonder brand, we agreed to pay the seller additional consideration, which would be payable, if at all, in cash or shares of our common stock, at our sole discretion, after June 30, 2019, with a value based on the royalties related directly to the assets acquired. The value of the earn-out shall be calculated as the positive amount, if any, of (i) two times (A) the maximum net royalties as calculated for any single twelve month period commencing on July 1 and ending on June 30 between the closing date and June 30, 2019 (each, a “Royalty Target Year”) less (B) $4,000,000, plus (ii) two times the maximum royalty determined based on a percentage of retail and wholesale sales of C Wonder branded products by the Company as calculated for any single Royalty Target Year.

The C Wonder Earn-Out of $2.85 million is recorded as long-term debt at December 31, 2016 on the consolidated balance sheets based on the probability of the C Wonder brand achieving certain net royalty income targets within the earn-out periods and then calculating the present value of the weighted average payment amount.

Other

We believe that cash from future operations as well as currently available cash will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future, including the debt service on our term debt, the Earn-Outs related to our acquisition of the Ripka and C Wonder brands, and making necessary investments in our infrastructure and technology.

The following is a summary of contractual cash obligations that existed as of December 31, 2016 for the future periods indicated:

($ in thousands)	2017	2018	2019 & After	Total
Term debt	$5,000	$4,000	$16,250	$25,250
Term debt interest	1,204	969	1,428	3,601
IM Seller Note (principal and interest)	1,500	1,500	750	3,750
Operating leases	1,605	2,311	16,627	20,543
Employment contracts	5,100	2,589	2,403	10,092
Total contractual cash obligations	$14,409	$11,369	$37,458	$63,236

Other Factors

We continue to seek to expand and diversify the types of licensed products being produced under our brands. We plan to continue to diversify the distribution channels within which licensed products are sold, in an effort to reduce dependence on any particular retailer, consumer, or market sector within each of our brands. The Mizrahi brand, H Halston brand, and C Wonder brand have a core business in fashion apparel and accessories. The Ripka brand historically has been focused on fine jewelry, which we believe helps diversify our industry focus while at the same time complements, expands on, and grows our overall business relationship with QVC. In April 2016, we brought the IMNYC Isaac Mizrahi, H Halston, and Highline Collective brands to Lord & Taylor and Hudson’s Bay department stores through our quick-time-response direct-to-retail “virtual vertical” production platform, and plan to do the same with the C Wonder Limited brand in 2017. We signed a similar agreement with Dillard’s in December 2016, and plan to launch certain products under our H Halston, C Wonder, and Highline Collective brands at retail stores operated by Dillard’s in the U.S. in 2017. We also intend to seek new opportunities, including expansion through interactive television, our “virtual vertical” QTR production platform, additional domestic and international licensing arrangements, and acquiring additional brands. Our success, however, will still remain largely dependent on our ability to build and maintain our brands’ awareness and contract with and retain key licensees, as well as our licensees’ ability to accurately predict upcoming fashion and design trends within their respective customer bases and fulfill the product requirements of their particular retail channels within the global marketplace. Unanticipated changes in consumer fashion preferences and purchasing patterns, slowdowns in the U.S. economy, changes in the prices of supplies, consolidation of retail establishments, and other factors noted in “Risk Factors” could adversely affect our licensees’ ability to meet and/or exceed their contractual commitments to us and thereby adversely affect our future operating results.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Xcel Brands, Inc.

We have audited the accompanying consolidated balance sheets of Xcel Brands, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Xcel Brands, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xcel Brands, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

New York, New York

March 23, 2017

Xcel Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2016	December 31, 2015

Assets
Current Assets:
Cash and cash equivalents	$14,127	$16,860
Accounts receivable, net	6,969	7,594
Prepaid expenses and other current assets	807	655
Total current assets	21,903	25,109
Property and equipment, net	2,600	871
Trademarks and other intangibles, net	111,220	112,323
Goodwill	12,371	12,371
Restricted cash	1,509	1,109
Other assets	1,517	343
Total non-current assets	129,217	127,017
Total Assets	$151,120	$152,126

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$1,523	$1,448
Accrued payroll	2,185	1,924
Deferred revenue	234	597
Current portion of long-term debt	6,427	8,918
Current portion of contingent obligations	-	250
Total current liabilities	10,369	13,137
Long-Term Liabilities:
Long-term debt, less current portion	25,495	31,860
Deferred tax liabilities, net	6,901	6,749
Other long-term liabilities	2,181	297
Total long-term liabilities	34,577	38,906
Total Liabilities	44,946	52,043

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 35,000,000 shares authorized at December 31, 2016 and December 31, 2015, and 18,644,982 and 18,434,634 issued and outstanding at December 31, 2016 and December 31, 2015, respectively	19	18
Paid-in capital	97,354	93,999
Retained earnings	8,801	6,066
Total Stockholders' Equity	106,174	100,083

Total Liabilities and Stockholders' Equity	$151,120	$152,126

See Notes to Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Year Ended December 31,
	2016	2015
Revenues
Net licensing revenue	$32,603	$27,405
Net e-commerce sales	151	316
Total revenues	32,754	27,721
Cost of goods sold	196	267
Gross profit	32,558	27,454

Operating expenses
Salaries, benefits and employment taxes	16,082	12,240
Other design and marketing costs	3,181	2,375
Other selling, general and administrative expenses	4,881	3,643
Facility exit costs	670	-
Stock-based compensation	4,727	4,640
Depreciation and amortization	1,560	1,379
Total operating expenses	31,101	24,277

Other expenses (income)
Gain on reduction of contingent obligation	(3,409)	(3,000)
Loss on extinguishment of debt	-	1,371
Total other income, net	(3,409)	(1,629)

Operating income	4,866	4,806

Interest and finance expense
Interest expense - term debt	1,333	1,220
Other interest and finance charges	515	584
Total interest and finance expense	1,848	1,804

Income from continuing operations before income taxes	3,018	3,002

Income tax provision	315	156

Income from continuing operations	2,703	2,846

Income (loss) from discontinued operations, net	34	(272)

Net income	$2,737	$2,574

Basic net income (loss) per share:
Continuing operations	$0.15	$0.18
Discontinued operations, net	0.00	(0.02)
Net income	$0.15	$0.16

Diluted net income (loss) per share:
Continuing operations	$0.14	$0.17
Discontinued operations, net	0.00	(0.02)
Net income	$0.14	$0.15

Basic weighted average common shares outstanding	18,625,670	16,151,163
Diluted weighted average common shares outstanding	19,044,749	17,223,240

See Notes to Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Consolidated Statement of Stockholders' Equity

(in thousands, except share data)

	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Balances as of January 1, 2015	14,011,896	$14	$56,718	$3,492	$60,224

Shares issued to employees in connection with restricted stock grants, net of forfeitures	587,505	-	-	-	-

Compensation expense in connection with stock options and restricted stock	-	-	4,640	-	4,640

Issuance of common stock in connection with the extinguishment of Ripka Seller Notes	600,001	1	5,399	-	5,400

Issuance of common stock through public offering, net of $2,011,000 of direct costs	2,013,128	2	16,105	-	16,107

Issuance of common stock in connection with asset acquisition of C Wonder Brand	1,000,000	1	8,999	-	9,000

Issuance of common stock as payment for a portion of the QVC Earn-Out	290,473	-	2,515	-	2,515

Shares issued on exercise of stock options, net	19,456	-	65	-	65

Shares repurchased including vested restricted stock in exchange for withholding taxes	(87,825)	-	(748)	-	(748)

Tax benefit from vested stock grants and exercised options	-	-	306	-	306

Net income for the year ended December 31, 2015	-	-	-	2,574	2,574

Balances as of December 31, 2015	18,434,634	18	93,999	6,066	100,083

Adoption of Accounting Standards Update No. 2016-09 as of January 1 (see Note 2)	-	-	37	(2)	35

Shares issued to employees in connection with restricted stock grants, net of forfeitures	260,968	1	-	-	1

Compensation expense in connection with stock options and restricted stock	-	-	4,727	-	4,727

Shares issued on exercise of stock options, net	8,084	-	20	-	20

Shares issued on exercise of warrants	218,974	-	-	-	-

Shares repurchased including vested restricted stock in exchange for withholding taxes	(277,678)	-	(1,429)	-	(1,429)

Net income for the year ended December 31, 2016	-	-	-	2,737	2,737

Balances as of December 31, 2016	18,644,982	$19	$97,354	$8,801	$106,174

See Notes to Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2016	2015

Cash flows from operating activities
Net income	$2,737	$2,574
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net	(34)	272
Depreciation and amortization expense	1,560	1,379
Amortization of deferred finance costs	205	141
Stock-based compensation	4,727	4,640
Recovery of allowance for doubtful accounts	-	(21)
Amortization of note discount	245	406
Deferred income tax provision (benefit)	168	(394)
Tax benefit from vested stock grants and exercised options	-	(306)
Non-cash property exit charge	648	-
Gain on reduction of contingent obligation	(3,409)	(3,000)
Loss on extinguishment of debt	-	1,371
Changes in operating assets and liabilities:
Accounts receivable	625	(3,931)
Prepaid expenses and other assets	(131)	(187)
Accounts payable, accrued expenses and other current liabilities	258	(217)
Deferred revenue	(363)	341
Other liabilities	680	119
Net cash provided by operating activities from continuing operations	7,916	3,187

Net cash provided by operating activities from discontinued operations, net	-	108
Net cash provided by operating activities	7,916	3,295

Cash flows from investing activities
Cash consideration for asset acquisition of the H Halston Brand	-	(14)
Cash consideration for asset acquisition of the C Wonder Brand	-	(3,587)
Cost to acquire additional intangible assets	(26)	-
Security deposit received related to sublease of former office	400	-
Investment in unconsolidated affiliate	(100)	-
Disbursement for loan made in exchange for promissory note receivable	(877)	-
Purchase of property and equipment	(2,160)	(530)
Net cash used in investing activities	(2,763)	(4,131)

Cash flows from financing activities
Proceeds from issuance of common stock, net of direct costs	-	16,107
Proceeds from exercise of stock options and warrants	20	65
Tax benefit from vested stock grants and exercised options	-	306
Shares repurchased including vested restricted stock in exchange for withholding taxes	(1,429)	(748)
Payment of deferred finance costs	(152)	(10)
Payment of long-term debt	(5,500)	(3,256)
Payment of earn-out obligations	(425)	-
Payment of installment obligations related to the acquisition of the Ripka Brand	-	(2,190)
Net cash (used in) provided by financing activities	(7,486)	10,274

Net (decrease) increase in cash, cash equivalents, and restricted cash	(2,333)	9,438

Cash, cash equivalents, and restricted cash at beginning of year	17,969	8,531

Cash, cash equivalents, and restricted cash at end of year	$15,636	$17,969

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$14,127	$16,860
Restricted cash	1,509	1,109
Total cash, cash equivalents, and restricted cash	$15,636	$17,969

Supplemental disclosure of non-cash activities:
Issuance of common stock in connection with acquisition of the C Wonder Brand	$-	$9,000
Contingent obligation related to acquisition of the C Wonder Brand	$-	$2,850
Issuance of common stock as payment for a portion of the Ripka Seller Notes	$-	$5,400
Issuance of common stock as payment for a portion of the QVC Earn-Out	$-	$2,515
Financing of certain insurance obligations	$294	$-

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$230	$453
Cash paid during the period for interest	$1,256	$1,157

See Notes to Consolidated Financial Statements.

1. Nature of Operations, Background, and Basis of Presentation

Xcel Brands, Inc. (“Xcel” and, together with its subsidiaries, the “Company”) is a brand management and media company engaged in the design, production, licensing, marketing, and direct to consumer sales of branded apparel, footwear, accessories, jewelry, home goods, and other consumer products, and the acquisition of dynamic consumer lifestyle brands. Currently, the Company’s brand portfolio consists of the Isaac Mizrahi brand (the "Isaac Mizrahi Brand"), the Judith Ripka brand (the “Ripka Brand”), the H by Halston and H Halston brands (collectively, the “H Halston Brands”), the C Wonder brand (the “C Wonder Brand”), and the Highline Collective brand. The Company also managed and designed the Liz Claiborne New York brand (“LCNY Brand”) through July 31, 2016.

The Company licenses its brands to third parties, provides certain design, production, and marketing services, and generates licensing, design, and service fee revenues through contractual arrangements and other agreements with manufacturers and retailers. These activities include licensing its own brands for promotion and distribution through a ubiquitous-channel retail sales strategy, which encompasses distribution through interactive television, the internet, and traditional brick-and-mortar retail channels.

From June 2013 through December 2014, the Company operated its retail business through its wholly owned subsidiary, IMNY Retail Management, LLC (“Retail Management”). Retail Management included two retail stores for the Isaac Mizrahi Brand, as well as e-commerce platforms for the Isaac Mizrahi Brand and the Ripka Brand. In December 2014, the Company decided to discontinue its retail stores, while continuing to operate e-commerce as a component of the Company’s licensing business. Accordingly, the Company’s retail operations are treated as discontinued operations and presented as such in the consolidated financial statements (see Note 12).

Certain prior period amounts have been reclassified to conform to current period presentation, including the presentation of restricted cash on the consolidated statements of cash flows (see Recently Adopted Accounting Pronouncements in Note 2 below), the presentation of immaterial asset and liability balances related to discontinued retail operations on the consolidated balance sheets, and the disaggregation of accrued payroll from accounts payable, accrued expenses and other current liabilities on the consolidated balance sheets.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Xcel and its wholly owned subsidiaries as of and for the years ended December 31, 2016 (the “Current Year”) and December 31, 2015 (the “Prior Year”). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with the accounting rules under Regulation S-X, as promulgated by the Securities and Exchange Commission (“SEC”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation, or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.

Discontinued Operations

The Company accounted for its decision to close down its retail store operations as discontinued operations in accordance with the guidance provided in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, “Accounting for Impairment or Disposal of Long-Lived Assets,” and ASC Topic 205, “Presentation of Financial Statements,” which require that only a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity’s operations and financial results shall be reported in the financial statements as discontinued operations. In the period a discontinued operation is classified as held for sale, the results of operations for the periods presented are reclassified into separate line items in the statements of operations. Assets and liabilities are also reclassified into separate line items on the related balance sheets for the periods presented. The statements of cash flows for the periods presented are also reclassified to reflect the results of discontinued operations as separate line items.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are reported net of the allowance for doubtful accounts. Allowance for doubtful accounts is based on the Company’s ongoing discussions with its licensees and its evaluation of each licensee’s payment history, account aging, and financial position. As of December 31, 2016 and 2015, the Company had $6,969,000 and $7,594,000 of accounts receivable, respectively, net of allowances for doubtful accounts of $20,000 at both December 31, 2016 and 2015. The accounts receivable balance includes $112,000 and $1,531,000 of earned revenue that has been accrued but not billed as of December 31, 2016 and 2015, respectively.

Property and Equipment

Furniture, equipment, and software are stated at cost less accumulated depreciation and amortization, and are depreciated using the straight-line method over their estimated useful lives, generally three (3) to seven (7) years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the leases. Betterments and improvements are capitalized, while repairs and maintenance are expensed as incurred.

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

The Company performed its annual quantitative analysis of goodwill and intangible assets at December 31, 2016 and 2015, and determined that these assets were not impaired.

The Company’s definite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. An impairment loss is recognized if the carrying amount of a definite lived intangible asset is not recoverable and its carrying amount exceeds its fair value. No such impairments were indicated or recorded for the years ended December 31, 2016 and 2015.

The Company’s definite lived intangible assets are amortized over their estimated useful lives of four (4) to fifteen (15) years.

Restricted Cash

Restricted cash at December 31, 2016 and December 31, 2015 includes $1,109,000 of cash deposited with Bank Hapoalim B.M. (“BHI”) as collateral for an irrevocable standby letter of credit associated with the lease of the Company’s current corporate office and operating facilities at 1333 Broadway, New York City. Restricted cash at December 31, 2016 also includes $400,000 of cash held as a security deposit for the sublease of the Company’s former corporate offices at 475 Tenth Avenue, New York City by the Company to a third party subtenant.

Investment in Unconsolidated Affiliate

The Company holds a limited partner ownership interest in an unconsolidated affiliate. This investment is accounted for using the cost method, and is included within other assets on the Company’s consolidated balance sheet at December 31, 2016. This investment was entered into during the Current Year, and as of December 31, 2016, the carrying value of this investment was $100,000.

Notes Receivable

The Company holds a promissory note receivable from a certain key employee in the principal amount of $1,000,000. This note receivable was entered into during the Current Year, is due and payable on April 1, 2019, and is fully collateralized by various assets of the employee in which the Company has been granted a security interest. The note receivable has been recorded at amortized cost, and is included within other assets on the Company’s consolidated balance sheet at December 31, 2016. The note bears interest at 5.1%, which was prepaid through a non-refundable original issue discount; interest income is being recognized over the term of the note using the interest method. The net carrying value of the promissory note receivable at December 31, 2016 was $879,000.

Deferred Finance Costs

The Company incurred costs (primarily professional fees and lender underwriting fees) in connection with borrowings under the senior secured term loans. These costs have been deferred on the consolidated balance sheet as a reduction to the carrying value of the associated borrowings. In the Prior Year, such costs were amortized as interest expense using the straight-line method over the term of the related debt, which did not differ materially from the effective interest method. In the Current Year, such costs are amortized as interest expense using the effective interest method.

Contingent Obligations

Management analyzes and quantifies the expected contingent obligations (expected earn-out payments) over the applicable pay-out period. Management assesses no less frequently than each reporting period the status of contingent obligations and any expected changes in the fair value of such contingent obligations. Any change in the expected obligation will result in expense or income recognized in the period in which it is determined that the fair value has changed. Contingent obligations have been reduced by $3.4 million and $3.0 million during the Current Year and Prior Year, respectively, and have been recorded as gains on the reduction of contingent obligations and included in operating income in the Company’s consolidated statements of operations. Additionally, when accounting for asset acquisitions, if any contingent obligations exist, such obligations are recognized and recorded as the positive difference between the fair value of the assets acquired and the consideration paid for the acquired assets. See Note 6, Debt for additional information related to contingent obligations.

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

Advance royalty payments are recorded as deferred revenue at the time payment is received and recognized as revenue as earned. Revenue is not recognized unless collectability is reasonably assured.

Advertising Costs

All costs associated with production for the Company’s advertising campaigns are expensed during the periods when the activities take place. All other advertising costs, such as print and online media, are expensed when the advertisement occurs. The Company incurred no advertising costs for the Current Year and Prior Year.

Operating Leases

Total rental payments under operating leases that include scheduled payment increases and rent holidays are amortized on a straight-line basis over the term of the lease. Landlord allowances are amortized by the straight-line method from the possession date through the end of the term of the lease as a reduction of rent expense.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation - Stock Compensation,” by recognizing the fair value of stock-based compensation as an operating expense over the service period of the award or term of the corresponding contract, as applicable.

The fair value of stock options and warrants is estimated on the date of grant using the Black-Scholes option pricing model. The valuation determined by the Black-Scholes option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected term of the award, expected stock price volatility, and actual and projected employee stock option exercise behaviors. The risk-free rate is based on the U.S. Treasury rate for the expected life at the time of grant, volatility is based on the average long-term implied volatilities of peer companies, and expected life is based on the estimated average of the life of options and warrants using the simplified method. The Company utilizes the simplified method to determine the expected life of the options and warrants due to insufficient exercise activity during recent years as a basis from which to estimate future exercise patterns. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

Restricted stock awards are valued using the fair value of the Company’s stock at the date of grant.

In the Prior Year, the calculation of periodic compensation cost also required that the Company estimate the number of awards that will be forfeited during the vesting period. Forfeitures were estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed significantly from those estimates. In the Current Year, the Company changed its accounting policy to account for forfeitures as a reduction of compensation cost in the period when such forfeitures occur; see Recently Adopted Accounting Pronouncements below.

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

The Company applies the FASB guidance on accounting for uncertainty in income taxes, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also addresses derecognition, classification, interest, and penalties related to uncertain tax positions. The Company has no unrecognized tax benefits as of December 31, 2016 and 2015. Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense.

Fair Value

ASC 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), defines fair value and establishes a framework for measuring fair value under U.S. GAAP. The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of the Company’s assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities).

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and other current liabilities, the carrying amounts approximate fair value due to the short-term maturities of these instruments. The carrying value of the promissory note receivable approximates fair value because the fixed interest rate approximates current market rates and in the instances it does not, the impact is not material. The carrying value of the Xcel Term Loan (as defined in Note 6) approximates fair value because the fixed interest rate approximates current market rates and in the instances it does not, the impact is not material. When debt interest rates are below market rates, the Company considers the discounted value of the difference of actual interest rates and its internal borrowing against the scheduled debt payments. The fair value of the Company’s cost method investment is not estimated as there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, and the investee does not meet the definition of a publicly traded company.

Fair Value of Contingent Obligations

The Company had contingent obligations that were required to be measured at fair value on a recurring basis. The Company’s contingent obligations were measured using inputs from Level 3 of the fair value hierarchy, which is defined as unobservable inputs that reflect management’s assumptions that market participants would use in pricing assets or liabilities based on the best information available.

Certain of the Company’s earn-out obligations (see Note 6) were based upon certain projected net royalty revenues as defined in the terms and conditions of the acquisition of the Isaac Mizrahi Brand. As of September 30, 2015 net royalty revenue associated with Isaac Mizrahi Brand earn-out obligations were determinable, and adjusted accordingly. The following table reflects the change in fair value of the Company’s earn-out obligations associated with the Isaac Mizrahi Brand for the years ended December 31, 2016 and 2015:

($ in thousands)	December 31,
	2016	2015
Balance at beginning of year	$250	$5,766
Gain on reduction of contingent obligation	-	(3,000)
Payment of contingent obligation	(250)	(2,516)
Balance at end of year	$-	$250

In addition to the Company’s contingent obligations measured at fair value on a recurring basis under ASC 820-10, the Company also recognized a contingent obligation of $3.78 million in connection with the acquisition of Judith Ripka Trademarks during the year ended December 31, 2014. ASC 805-50-30 requires that, when accounting for asset acquisitions, when the fair value of the assets acquired is greater than the consideration paid, any contingent obligations shall be recognized and recorded as the positive difference between the fair value of the assets acquired and the consideration paid for the acquired assets. The Company also recognized a contingent obligation of $2.85 million in connection with the acquisition of the C Wonder Trademarks in the Prior Year. ASC 805-50-30 requires that, when the fair value of the assets acquired are equal to the consideration paid, any contingent obligations shall be recognized based upon the Company's best estimate of the amount that will be paid to settle the liability. See Notes 3 and 6.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, accounts receivable, and notes receivable. The Company limits its credit risk with respect to cash, cash equivalents, and restricted cash by maintaining cash balances with high quality financial institutions. At times, the Company’s cash, cash equivalents, and restricted cash may exceed federally insured limits. Concentrations of credit risk with respect to accounts receivable are minimal due to the collection history and due to the nature of the Company’s royalty revenues. Generally, the Company does not require collateral or other security to support accounts receivable. Concentration of credit risk with respect to the promissory note receivable held by the Company is mitigated as it is fully collateralized by various assets in which the Company has been granted a security interest.

Earnings Per Share

Basic earnings per share is computed by dividing net income from continuing operations, net income (loss) from discontinued operations, and net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options and warrants using the treasury stock method. The difference between basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and warrants outstanding were exercised into common stock if the effect is not anti-dilutive.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, and supersedes the current revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The core principle of ASU 2014-09 is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, will require greater use of judgment and estimates than under the current guidance. The FASB subsequently issued amendments providing additional guidance, clarification, and practical expedients as follows:

•	In August 2015, the FASB delayed the effective date of this standard by one year, such that the new revenue guidance is now effective for fiscal years beginning after December 15, 2017 (i.e., calendar years beginning on January 1, 2018), and interim periods therein.
•	In April 2016, the FASB issued Accounting Standards Update No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which amends certain aspects of the guidance in ASU 2014-09 related to identifying performance obligations and applying the new revenue guidance to licensing transactions.
•	In May 2016, the FASB issued Accounting Standards Update No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” which addresses topics of collectability, presentation of sales tax collected from customers, non-cash consideration, contract modifications and completed contracts at transition, and transition disclosures.
•	In December 2016, the FASB issued Accounting Standards Update No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” to provide further clarification on various elements of the new revenue guidance.

The Company is currently evaluating the method and the impact that the adoption of these ASUs will have on the Company’s consolidated financial statements and disclosures. Based upon the Company’s preliminary assessment and initial evaluation, management does not currently expect that the adoption of these ASUs will have a material impact on the measurement or timing of the Company’s revenue recognition.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (ASU 2016-02). The core principle of ASU 2016-02 is that an entity should recognize on its balance sheet assets and liabilities arising from a lease. In accordance with that principle, ASU 2016-02 requires that a lessee recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying leased asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on the lease classification as a finance or operating lease. This new accounting guidance is effective for public companies for fiscal years beginning after December 15, 2018 (i.e., calendar years beginning on January 1, 2019), including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements and disclosures.

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

This new accounting guidance is effective for public companies for fiscal years beginning after December 15, 2017 (i.e., calendar years beginning on January 1, 2018), including interim periods within those fiscal years. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively from the earliest date practicable if retrospective application would be impracticable. Early adoption is permitted, provided all amendments are adopted in the same period. The Company does not anticipate that the adoption of ASU 2016-15 will have a material impact on its consolidated financial statements when it is adopted in 2018.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 of the goodwill impairment test, which currently requires a hypothetical purchase price allocation based on the fair value of individual assets and liabilities of a reporting unit in order to measure the amount of a goodwill impairment. Instead, after the adoption of ASU 2017-04, goodwill impairment will be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This new accounting guidance shall be applied prospectively, and is effective for public companies for fiscal years beginning after December 15, 2019 (i.e. calendar years beginning on January 1, 2020). Early adoption is permitted for any goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not anticipate that the adoption of ASU 2017-04 will have a material impact on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 requires that all excess tax benefits and tax deficiencies be recognized in the income statement as discrete tax items in the interim period in which they occur, clarifies that employee taxes paid when an employer withholds shares for tax purposes should be presented on the statement of cash flows as a financing activity, and changes the presentation of excess tax benefits on the statement of cash flows from a financing activity to an operating activity. ASU 2016-09 also provides for a policy election to either estimate the number of awards expected to vest (as per current GAAP) or account for forfeitures when they occur. This new accounting guidance is effective for public companies for fiscal years beginning after December 15, 2016 (i.e., calendar years beginning on January 1, 2017), including interim periods within those fiscal years. The Company early adopted the applicable provisions of ASU 2016-09 during the fourth quarter of 2016 as follows:

•	The guidance requiring excess tax benefits to be recorded in the income statement has been applied prospectively effective January 1, 2016. Amounts previously recorded to additional paid in capital related to windfall tax benefits prior to January 1, 2016 remain in equity, and the December 31, 2015 balance sheet has not been adjusted.

•	The guidance eliminating the requirement that excess tax benefits must be realized (through a reduction in income taxes payable) prior to recognition has been applied using a modified retrospective transition method, and the Company has recorded a cumulative-effect adjustment to retained earnings for previously unrecognized excess tax benefits of $35,000 as of January 1, 2016.

•	The guidance requiring exclusion of excess tax benefits from the computation of assumed proceeds under the treasury stock method when calculating earnings per share has been applied prospectively effective January 1, 2016. Earnings per share for the year ended December 31, 2015 have not been adjusted.
•	The guidance requiring presentation of excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity has been applied prospectively effective January 1, 2016. The statement of cash flows for the year ended December 31, 2015 has not been adjusted.
•	The Company has elected to account for forfeitures of share-based payments in the period in which such forfeitures occur. This change has been applied using a modified retrospective transition method, and the Company has recorded a cumulative-effect adjustment to retained earnings of $37,000 as of January 1, 2016.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, “Statement of Cash Flows – Restricted Cash” (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period for the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 does not provide a definition of restricted cash or restricted cash equivalents, and does not change the balance sheet presentation for such items. The Company early adopted the provisions of ASU 2016-18 during the fourth quarter of 2016, and has applied this guidance retrospectively to all periods presented. As a result of including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the statement of cash flows, net cash flows for the year ended December 31, 2015 increased by $1,109,000.

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

In accordance with the CW Purchase Agreement, the Company delivered (i) $2,500,000 in cash and 500,000 shares of common stock of the Company to the CW Seller (the “Closing Consideration”) and (ii) $500,000 in cash and 500,000 shares of common stock of the Company into escrow for purposes of future indemnification obligations of the CW Seller (the “Escrow Consideration”). In addition to the foregoing consideration, Burch LLC will be eligible to earn additional cash (or, at the Company’s discretion, shares of the Company’s common stock), payable, if at all, after June 30, 2019 based on the royalties related directly to the C Wonder Brand. The value of this additional consideration, or earn-out, will be calculated as the positive amount, if any, of (i) two times (A) the maximum net royalties from license agreements as calculated for any single 12 month period commencing on July 1 and ending on June 30 between the C Wonder closing and June 30, 2019, less (B) $4.0 million, plus (ii) two times the maximum royalty determined based on a percentage of the retail and wholesale sales of C Wonder branded products by Xcel as calculated for any single 12 month period commencing on July 1 and ending on June 30 between the C Wonder closing and June 30, 2019.

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

The following represents the aggregate purchase price of $15.4 million, including legal and other fees of $0.59 million:

($ in thousands)
Cash paid	$3,000
Fair value of common stock issued (1,000,000 shares)	9,000
C Wonder Earn-Out obligation (at fair value, see Note 6)	2,850
Direct transaction expenses (legal and other fees)	587
Total consideration	$15,437

The C Wonder Brand acquisition was accounted for as an asset purchase. The aggregate purchase price of $15,437,000 was allocated entirely to Trademarks based on the fair value of the assets on the date of acquisition. Trademarks were determined by management to have an estimated useful life of 15 years and accordingly, the Company recorded amortization expense of $1,030,000 and $429,000 in the Company’s consolidated statements of operations for the Current Year and Prior Year, respectively.

4. Trademarks, Goodwill and Other Intangibles

Trademarks and other intangibles, net consist of the following:

		December 31, 2016
($ in thousands)	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks (indefinite-lived)	n/a	$96,676	$-	$96,676
Trademarks (definite-lived)	15 years	15,463	1,459	14,004
Licensing agreements	4 years	2,000	2,000	-
Non-compete agreement	7 years	562	160	402
Copyrights and other intellectual property	10 years	190	52	138
Total		$114,891	$3,671	$111,220

		December 31, 2015
($ in thousands)	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks (indefinite-lived)	n/a	$96,676	$-	$96,676
Trademarks (definite-lived)	15 years	15,437	429	15,008
Licensing agreements	4 years	2,000	2,000	-
Non-compete agreement	7 years	562	80	482
Copyrights and other intellectual property	10 years	190	33	157
Total		$114,865	$2,542	$112,323

The trademarks of the Isaac Mizrahi Brand, the Ripka Brand, and the H Halston Brands have been determined to have indefinite useful lives and accordingly, no amortization has been recorded in the Company’s consolidated statements of operations related to those intangible assets.

Amortization expense for definite lived intangible assets for the years ended December 31, 2016 and 2015 was $1,129,000 and $807,000, respectively.

Estimated future amortization expense related to definite lived intangible assets over the remaining useful lives is as follows:

($ in thousands) Year Ending December 31,	Amortization Expense
2017	$1,130
2018	1,130
2019	1,130
2020	1,130
2021	1,132
Thereafter	8,892
Total	$14,544

At December 31, 2016 and 2015, the Company had $12,371,000 of goodwill, which represents the excess of the purchase price over the fair value of net assets acquired accounted for under the acquisition method of accounting, related to the 2011 acquisition of the Isaac Mizrahi business. There was no change in goodwill during the Current Year or Prior Year.

5.  Significant Contracts

QVC Agreements

Through its wholly owned subsidiaries, the Company has entered into direct-to-retail license agreements with QVC, pursuant to which the Company designs, and QVC sources and sells, various products under the IsaacMizrahiLIVE brand, the Judith Ripka brand, the H by Halston brand, and the C Wonder brand. These agreements include, respectively, the IM QVC Agreement, the Ripka QVC Agreement, the H QVC Agreement, and the C Wonder QVC Agreement (collectively, the “QVC Agreements”). QVC owns the rights to all designs produced under the QVC Agreements, and the QVC Agreements include the sale of products across various categories through QVC’s television media and related internet sites.

Pursuant to the agreements, the Company has granted to QVC and its affiliates the exclusive, worldwide right to promote the Company’s branded products, and the right to use and publish the related trademarks, service marks, copyrights, designs, logos, and other intellectual property rights owned, used, licensed and/or developed by the Company, for varying terms as set forth below. The Agreements include automatic renewal periods as detailed below unless terminated by either party.

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

Under the QVC Agreements, QVC is obligated to make payments to the Company on a quarterly basis, based primarily upon a percentage of the net retail sales of the specified branded products. Net retail sales are defined as the aggregate amount of all revenue generated through the sale of the specified branded products by QVC and its subsidiaries under the QVC Agreements, excluding freight, shipping and handling charges, customer returns, and sales, use, or other taxes.

Also under the QVC Agreements, the Company will pay a royalty participation fee to QVC on revenue earned from the sale, license, consignment, or any other form of distribution of any products, bearing, marketed in connection with, or otherwise associated with the specified trademarks and brands.

QVC royalty revenue represents a significant portion of the Company’s total revenues. In addition, the Company also received fees from QVC related to the management and design of the LCNY brand pursuant to an agreement with Kate Spade Company (“KSC”), formerly Fifth & Pacific Companies, Inc. and formerly Liz Claiborne, Inc. (the “LCNY Agreement”). The LCNY Agreement expired on July 31, 2016.

Revenues from QVC, including fees related to LCNY brand, totaled $27.91 million and $23.31 million for the Current Year and Prior Year, respectively, representing approximately 85% and 84% of the Company’s total revenues, respectively. As of December 31, 2016 and 2015, the Company had receivables from QVC of $5.89 million and $6.40 million, representing approximately 85% and 84% of the Company’s accounts receivable, respectively. The December 31, 2015 QVC receivables included $1.18 million of earned revenue that had been accrued but not billed as of the respective balance sheet dates.

6.  Debt

The Company’s net carrying amount of debt is comprised of the following:

($ in thousands)	December 31,
	2016	2015
Xcel Term Loan	$25,250	$-
IM Term Loan	-	11,375
JR Term Loan	-	7,875
H Term Loan	-	10,000
Unamortized deferred finance costs related to term loans	(509)	(493)
IM Seller Note	3,627	4,918
Ripka Seller Notes	504	469
Contingent obligation – IM Seller	-	250
Contingent obligation – JR Seller	200	3,784
Contingent obligation – CW Seller	2,850	2,850
Total	31,922	41,028
Current portion (i), (ii)	6,427	9,168
Long-term debt	$25,495	$31,860

(i)	The current portion of long-term debt presented on the consolidated balance sheet at December 31, 2016 includes $5.000 million related to term loan debt and $1.427 million related to the IM Seller Note
(ii)	The current portion of long-term debt presented on the consolidated balance sheet at December 31, 2015 included $4.000 million related to term loan debt, $4.918 million related to the IM Seller Note, and $0.250 million related to the IM Seller contingent obligation.

Term Loans

On August 1, 2013, IM Brands, LLC (“IM Brands”) entered into a $13 million five year term loan with BHI (as amended, the “IM Term Loan”). The IM Term Loan was secured by all of the assets of IM Brands and the Company’s membership interest in IM Brands and bore interest at an annual fixed rate of 4.44%, payable quarterly in arrears each calendar quarter.

On April 3, 2014, JR Licensing, LLC (“JR Licensing”) entered into a $9 million five year term loan with BHI (as amended, the “JR Term Loan”). The JR Term Loan was secured by all of the assets of JR Licensing and a guarantee from the Company secured by a pledge of the Company’s membership interest in JR Licensing and by a guarantee from IM Brands, secured by a pledge of all of IM Brands’ assets. The JR Term Loan bore interest at an annual variable rate of either LIBOR plus 3.5% or Prime plus 0.50%, at JR Licensing’s option, payable, on the last business day of the applicable interest period or quarterly in arrears on the first day of each calendar quarter, respectively.

On December 22, 2014, H Licensing, LLC (“H Licensing”) entered into a $10 million, five year term loan with BHI (“H Term Loan”). The H Term Loan was secured by (i) all of the assets of H Licensing, (ii) a guarantee by the Company, secured by a pledge of the Company’s membership interest in H Licensing, (iii) a guarantee from IM Brands, secured by a pledge of all of the assets of IM Brands, and (iv) a guarantee from JR Licensing, secured by a pledge of all of the assets of JR Licensing. The H Term Loan bore interest at an annual variable rate, as elected by H Licensing, of LIBOR plus 3.50% or Prime rate plus 0.50%, payable on the last business day of the applicable interest period or quarterly in arrears on the first day of each calendar quarter, respectively.

On February 26, 2016, Xcel and its wholly owned subsidiaries, IM Brands, LLC, JR Licensing, LLC, H Licensing, LLC, C Wonder Licensing, LLC, Xcel Design Group, LLC, IMNY Retail Management, LLC, and IMNY E-Store, USA, LLC (each a “Guarantor” and collectively, the “Guarantors”), as Guarantors, entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with BHI as agent, and the financial institutions party thereto as lenders. The Loan Agreement amended and restated the IM Term Loan, the JR Term Loan, and the H Term Loan. Pursuant to the Loan Agreement, Xcel assumed the obligations of each of IM Brands, LLC, JR Licensing, LLC, and H Licensing, LLC under the respective term loans with BHI in the aggregate principal amount of $27,875,000 (the loan under the Loan Agreement is referred to as the “Xcel Term Loan”). Management assessed and determined that this transaction represented a debt modification and, accordingly, no gain or loss was recorded.

The Xcel Term Loan matures on January 1, 2021. Principal on the Xcel Term Loan is payable in quarterly installments on each of January 1, April 1, July 1 and October 1.

On February 24, 2017, Xcel and BHI amended the terms of the Loan Agreement (the “Amended Loan Agreement”). Under this amendment, principal payments for the year ending December 31, 2017 were increased by a total of $1,000,000, principal payments for the year ending December 31, 2021 were decreased by $1,000,000, and the minimum EBITDA (as defined in the Loan Agreement) requirement for the year ended December 31, 2016 was eliminated. There were no changes to the total principal balance, interest rate, maturity date, or other terms of the Loan Agreement.

The aggregate remaining annual principal payments under the Xcel Term Loan, as amended, are as follows:

($ in thousands) Year Ending December 31,	Amount of Principal Payment
2017	$5,000
2018	4,000
2019	4,000
2020	4,000
2021	8,250
Total	$25,250

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

The Amended Loan Agreement contains customary covenants, including reporting requirements, trademark preservation, and the following financial covenants of the Company (on a consolidated basis with the Guarantors and any subsidiaries subsequently formed or acquired that become a credit party under the Loan Agreement):

•	net worth (as defined in the Loan Agreement) of at least $90,000,000 at the end of each fiscal quarter ending on June 30 and December 31 of each fiscal year;
•	liquid assets of at least $5,000,000, until such time as the ratio of indebtedness to EBITDA (as defined in the Loan Agreement) is less than 1.00 to 1.00 and, in which event, liquid assets must be at least $3,000,000;
•	a fixed charge ratio of at least 1.20 to 1.00 for each fiscal quarter ended June 30 and December 31 for the twelve fiscal month period ending on such date;
•	capital expenditures shall not exceed (i) $2,650,000 for the year ending December 31, 2016 and (ii) $700,000 for any fiscal year thereafter; and
•	EBITDA (as defined in the Loan Agreement) of $9,000,000 for each fiscal year commencing January 1, 2017.

The Company was in full compliance with all covenants under the Loan Agreement, as amended, as of and for the fiscal year ended December 31, 2016.

In connection with the refinancing of its term loan debt in February 2016, the Company paid $199,000 of fees to or on behalf of BHI, of which $47,000 were paid in the Prior Year. These fees, along with $466,000 of remaining unamortized deferred finance costs related to the previous term loan debt, have been deferred on the consolidated balance sheets as a reduction to the carrying value of the Xcel Term Loan, and are being amortized to interest expense over the term of the Xcel Term Loan using the interest method.

Interest on the Xcel Term Loan accrues at a fixed rate of 5.1% per annum and is payable on each day on which the scheduled principal payments are required to be made. For the Current Year and Prior Year, the Company incurred interest expense of $1,333,000 and $1,220,000, respectively, related to term loan debt.

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

The aggregate remaining annual principal payments under the IM Seller Note are as follows:

($ in thousands) Year Ending December 31,	Amount of Principal Payment
2017	$1,427
2018	1,459
2019	741
Total	$3,627

For the Current Year and Prior Year, the Company incurred interest expense of $230,000 and $315,000, respectively, which includes amortization of the discount on the IM Seller Note of $210,000 and $301,000, respectively. The IM Seller Note balance at December 31, 2016 and 2015 was $3,627,000 and $4,918,000, respectively.

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

Management determined that its expected borrowing rate was estimated to be 7.33% per annum and, therefore, discounted the Ripka Seller Notes by $1,835,000 using a 7.33% imputed annual interest rate, resulting in an initial value of $4,165,000. The imputed interest amount is being amortized over the term of the Ripka Seller Notes and recorded as other interest and finance expense on the Company’s consolidated statements of operations.

On February 20, 2015, the Company agreed to cancel Ripka Seller Notes in the principal amount of $3.0 million and execute in its place: (i) a $2.4 million principal amount promissory note issued in the name of Ripka (the “$2,400,000 Seller Note”) and (ii) a $600,000 principal amount promissory note issued in the name of Ripka (the “$600,000 Seller Note”), each with substantially the same terms as the Ripka Seller Notes, except that upon Ripka’s assignment of the $600,000 Seller Note to a permitted assignee, the principal payments under the $600,000 Seller Note would have accelerated to be payable in eight equal quarterly installments of $75,000 with the first payment due on March 31, 2015 and with the final principal payment payable on December 31, 2016. The $600,000 Seller Note was not assigned. The $2,400,000 Seller Note was assigned by Ripka to Judith Ripka Creations, Inc. and then assigned by Judith Ripka Creations, Inc. to Thai Jewelry Manufacturer Co. LTD. (“Thai Jewelry”).

On February 20, 2015, the Company entered into a release letter (the “Release Letter”) with Thai Jewelry, pursuant to which the Company agreed to issue to Thai Jewelry an aggregate of 266,667 shares of the Company’s common stock in exchange for the cancellation of the $2,400,000 Seller Note. On March 25, 2015, the Company issued the shares of common stock pursuant to the Release Letter. The carrying value, net of the discount at the time of the redemption of the $2.4 million Ripka Seller Notes was $1.79 million and, as a result, the Company recorded a loss on the early extinguishment of debt of $0.61 million during the Prior Year, which is included in other expenses (income) in the accompanying consolidated statements of operations.

On April 21, 2015, the Company satisfied an additional $3.0 million principal amount of the Ripka Seller Notes by issuing 333,334 shares of the Company’s common stock. The carrying value, net of the discount at the time of the redemption of the $3.0 million Ripka Seller Notes was $2.24 million and, as a result, the Company recorded a loss on the early extinguishment of debt of $0.76 million during the Prior Year.

For the Current Year and Prior Year, the Company incurred interest expense of $36,000 and $105,000, respectively, which consisted solely of amortization of the discount on the Ripka Seller Notes. The Ripka Seller Notes balance, net of discount, at December 31, 2016 and 2015 was $504,000 and $469,000, respectively.

Contingent Obligation – IM Seller (IM Earn-Out)

IM Ready was eligible to earn additional shares of common stock with a value of up to $7.5 million (the “IM Earn-Out Value”) for the 12-month period ended September 30, 2015, with such earn-out payment contingent upon the Isaac Mizrahi Business achieving a certain net royalty income target (the “IM Earn-Out Obligation”).

During the Prior Year, the Company recorded a $3.0 million gain on the reduction of contingent obligations in the accompanying consolidated statements of operations. Prior to the that reduction, the IM Earn-Out Obligation was based on the $7.5 million Earn-Out Value multiplied by 40%, the applicable percentage. The applicable percentage was based on an estimated royalty target range. The reduction in the IM Earn-Out Obligation in the Prior Year was based primarily on a revision of projected future net royalty income related to the Isaac Mizrahi Brand during the earn-out period ending September 30, 2015. The IM Earn-Out Obligation was reduced as a result of the timing of projected future net royalty income of the Isaac Mizrahi Business, which diminished the probability of achieving the remaining royalty target. This adjustment resulted from the Company having better visibility as to its 2015 royalties given updated Isaac Mizrahi Brand product sales information. IM Ready did not meet the net royalty income target for the 12-month period ended September 30, 2015 and, accordingly, the IM Earn-Out Obligation expired and the Company did not issue additional shares of its common stock.

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

The QVC Earn-Out of $0.25 million was recorded as a current liability in the accompanying consolidated balance sheet as of December 31, 2015.

Contingent Obligation – JR Seller (Ripka Earn-Out)

In connection with the purchase of the Ripka Brand, the Company agreed to pay Ripka additional consideration of up to $5 million in aggregate, payable in cash or shares of the Company’s common stock based on the fair value of the Company’s common stock at the time of payment, and with a floor of $7.00 per share, based on the Ripka Brand achieving in excess of $1 million of net royalty income (excluding revenues generated by interactive television sales) during each of the 12-month periods ending on October 1, 2016, 2017 and 2018, less the sum of all earn-out payments for any prior earn-out period. The Ripka Earn-Out was recorded at a value of $3.78 million based on the difference between the fair value of the acquired assets of the Ripka Brand at the acquisition date and the total consideration paid. In accordance with ASC Topic 480, “Distinguishing Liabilities from Equity,” the Ripka Earn-Out obligation was classified as a liability in the accompanying consolidated balance sheets because of the variable number of shares payable under the agreement.

On December 21, 2016, the Company entered into an agreement with the sellers of the Ripka Brand which amended the terms of the Ripka Earn-Out, such that the maximum amount of earn-out consideration was reduced to $0.38 million, of which $0.18 million was payable in cash upon execution of the amendment, and $0.10 million is payable in cash on each of May 15, 2018 and 2019. The payment of the remaining future payments of $0.20 million under the earn-out is contingent upon the Ripka Brand achieving at least $6 million of net royalty income from QVC during each of the 12-month periods ending on March 31, 2018 and 2019. The reduction of the Ripka Earn-Out liability from its previous carrying value of $3.78 million to $0.38 million resulted in a gain on reduction of contingent obligations in the Current Year of approximately $3.41 million. The remaining expected value (which approximates fair value) of the Ripka Earn-Out of $0.20 million is recorded as long-term debt at December 31, 2016 on the consolidated balance sheet.

Contingent Obligation – CW Seller (C Wonder Earn-Out)

In connection with the purchase of the C Wonder Brand, the Company agreed to pay the seller additional consideration, which would be payable, if at all, in cash or shares of common stock of the Company, at the Company’s sole discretion, after June 30, 2019, with a value based on the royalties related directly to the assets the Company acquired pursuant to the purchase agreement. The value of the earn-out shall be calculated as the positive amount, if any, of (i) two times (A) the maximum net royalties as calculated for any single twelve month period commencing on July 1 and ending on June 30 between the closing date and June 30, 2019 (each, a “Royalty Target Year”) less (B) $4,000,000, plus (ii) two times the maximum royalty determined based on a percentage of retail and wholesale sales of C Wonder branded products by the Company as calculated for any single Royalty Target Year. The C Wonder Earn-Out of $2.85 million is recorded in the accompanying consolidated balance sheets based on the probability of the C Wonder Brand achieving certain net royalty income targets within the earn-out periods and then calculating the present value of the weighted average payment amount. In accordance with ASC Topic 480, “Distinguishing Liabilities from Equity,” the C Wonder Earn-Out obligation is classified as a liability in the accompanying consolidated balance sheets because of the variable number of shares payable under the agreement.

As of December 31, 2016 and 2015, total contingent obligations were $3.05 million and $6.88 million, respectively.

7.  Stockholders’ Equity

The Company has authority to issue up to 36,000,000 shares, consisting of 35,000,000 shares of common stock and 1,000,000 shares of preferred stock.

Public Equity Offering

On August 5, 2015, the Company consummated an underwritten public offering of 1,800,000 shares of its common stock at a price of $9.00 per share generating gross proceeds of $16,200,000, before underwriting discounts and commissions and other offering expenses of approximately $2,011,000. In addition, the Company granted the underwriter an option to purchase up to an additional 270,000 shares of common stock. The underwriter partially exercised its option to purchase 213,128 shares of common stock, generating gross proceeds of $1,918,000. The Company’s common stock began trading on the NASDAQ Global Market under the symbol “XELB” on July 31, 2015.

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

Stock Options

Options granted under the Plan expire at various times – either five, seven, or ten years from the date of grant, depending on the particular grant.

A summary of the Company’s stock option activity for the Current Year is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	379,500	$5.50	1.71	$1,174,000
Granted	2,606,500	6.05
Canceled	-	-
Exercised	(13,000)	3.08
Expired/Forfeited	(537,000)	6.02
Outstanding at December 31, 2016, and expected to vest	2,436,000	$5.98	4.38	$-
Exercisable at December 31, 2016	141,333	$7.03	2.84	$-

On March 1, 2016, the Company granted options to purchase an aggregate of 100,000 shares of common stock to a member of management. The exercise price of the options is $7.00 per share. One-third of the options vested December 31, 2016, and one-third of the options will vest on each of December 31, 2017 and December 31, 2018.

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

On October 1, 2016, the Company granted options to purchase an aggregate of 10,000 shares of common stock to a member of non-executive management. The exercise price of the options is $4.99 per share, and one-third of the options will vest on each of October 1, 2017, October 1, 2018, and October 1, 2019.

On October 31, 2016, the Company granted options to purchase an aggregate of 150,000 shares of common stock to three independent directors. The exercise price of the options is $5.00 per share, and 50% of the options will vest on each of October 31, 2017 and October 31, 2018.

There were no stock options granted during 2015.

The fair value for options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2016	2015
Expected Volatility	33.25 – 34.85%	N/A
Expected Dividend Yield	0%	N/A
Expected Life (Term, in years)	3.25 – 5.32	N/A
Risk-Free Interest Rate	0.91 – 1.21%	N/A

Compensation expense related to stock options for the Current Year and Prior Year was $863,000 and $66,000, respectively. Total unrecognized compensation expense related to unvested stock options at December 31, 2016 amounts to $2,490,000 and is expected to be recognized over a weighted average period of 2.48 years.

The following table summarizes the Company’s stock option activity for non-vested options for the Current Year:

	Number of Options	Weighted Average Grant Date Fair Value
Balance at January 1, 2016	47,500	$1.43
Granted	2,606,500	1.43
Vested	(80,833)	1.19
Forfeited or Canceled	(278,500)	1.43
Balance at December 31, 2016	2,294,667	$1.39

Warrants

Warrants granted by the Company expire at various times – either five, seven, or ten years from the date of grant, depending on the particular grant.

A summary of the Company’s warrant activity for the Current Year is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding and exercisable at January 1, 2016	2,219,543	$6.07	3.23	$3,168,000
Granted	-	-
Canceled	-	-
Exercised	(218,000)	0.01
Expired/Forfeited	(34,800)	5.14
Outstanding and exercisable at December 31, 2016	1,966,743	$6.76	2.81	$-

The Company did not grant any warrants to purchase shares of common stock during the Current Year or Prior Year.

No compensation expense was recorded in the Current Year or Prior Year related to warrants.

Restricted Stock

A summary of the Company’s restricted stock activity for the Current Year is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	3,530,485	$4.95
Granted	273,243	5.78
Canceled	-	-
Vested	(619,768)	4.40
Expired/Forfeited	(12,275)	8.66
Outstanding at December 31, 2016	3,171,685	$5.12

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

Notwithstanding the foregoing, each grantee may extend the first anniversary of all or a portion of the restricted stock by six months and, thereafter one or more times may further extend such date with respect to all or a portion of the restricted stock until the next following date exactly six months thereafter, by providing written notice of such election to extend such date with respect to all or a portion of the restricted stock prior to such date.

Compensation expense related to restricted stock grants for the Current Year and Prior Year was $3,864,000 and $4,574,000, respectively. Total unrecognized compensation expense related to unvested restricted stock grants at December 31, 2016 amounts to $2,046,000 and is expected to be recognized over a weighted average period of 1.53 years.

The following table provides information with respect to purchases by the Company of restricted stock during the Current Year and Prior Year.

Date	Total Number of Shares Purchased	Actual Price Paid per Share	Number of Shares Purchased as Part of Publically Announced Plan	Fair value of Re-Purchased Shares
March 31, 2016 (i)	52,000	$5.80	-	$301,000
September 30, 2016 (i)	182,100	4.99	-	909,000
November 30, 2016 (i)	10,650	4.95	-	53,000
December 1, 2016 (i)	32,928	5.05	-	166,000
Total 2016	277,678	$5.15	-	$1,429,000

September 30, 2015 (i)	82,825	$8.59	-	$711,000
December 17, 2015 (ii)	5,000	7.25	-	36,000
Total 2015	87,825	$8.51	-	$747,000

All of the shares of restricted stock in the preceding table were originally granted to employees and directors as restricted stock pursuant to the Plan.

(i)	The shares repurchased were acquired from employees and directors in connection with the settlement of income tax withholding obligations on behalf of such employees and directors from the vesting of restricted stock.
(ii)	See Note 13, Related Party Transactions.

Shares Available Under the Company’s 2011 Equity Incentive Plan

At December 31, 2016, there were 6,127,841 shares of common stock available for issuance under the Plan.

Shares Reserved for Issuance

At December 31, 2016, there were 10,530,584 shares of common stock reserved for issuance pursuant to unexercised warrants and stock options, or available for issuance under the Plan.

Dividends

The Company has not paid any dividends to date.

8. Earnings Per Share

Shares used in calculating basic and diluted net earnings per share are as follows:

	Year Ended December 31,
	2016	2015
Basic	18,625,670	16,151,163
Effect of exercise of warrants	414,131	946,902
Effect of exercise of stock options	4,948	125,175
Diluted	19,044,749	17,223,240

The computation of basic and diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Year Ended December 31,
	2016	2015
Stock options and warrants	3,063,000	750,000

9. Commitments and Contingencies

Leases

The Company leases office space under an operating lease agreement related to the Company’s main headquarters located in New York City. This lease commenced on March 1, 2016 and expires on October 30, 2027. In connection with this lease, the Company obtained an Irrevocable Standby Letter of Credit (the “Letter of Credit”) from BHI for a sum not exceeding $1,109,000. The Company has deposited this amount with BHI as collateral for the Letter of Credit and recorded the amount as restricted cash in the consolidated balance sheets as of December 31, 2016 and December 31, 2015.

The Company also leases office space under an operating lease agreement at another location in New York City, representing the Company’s former corporate offices and operations facility. This lease shall expire on February 28, 2022. This office space is currently subleased to a third-party subtenant through December 12, 2018, with a renewal option to extend the sublease term through February 27, 2022.

Future minimum lease payments under the terms of the Company’s noncancelable operating lease agreements are as follows:

($ in thousands) Year Ending December 31,	Lease Payments
2017	$1,605
2018	2,311
2019	2,393
2020	2,423
2021	2,577
Thereafter	9,234
Total future noncancelable minimum lease payments	$20,543

The aforementioned leases require the Company to pay additional rents related to increases in certain taxes and other costs on the properties. Total rent expense was $1,633,000 and $919,000 for the years ended December 31, 2016 and 2015, respectively.

Total minimum lease payments to be received in the future under noncancelable sublease agreements as of December 31, 2016 are $1,518,000. Total sublease payments received for the years ended December 31, 2016 and 2015 were $369,000 and $0, respectively. Sublease payments received are credited against the exit cost liability on the Company's consolidated balance sheet; see Note 10.

Employment Agreements

The Company has contracts with certain executives and key employees. The future minimum payments under these contracts are as follows:

($ in thousands) Year Ending December 31,	Employment Contract Payments
2017	$5,100
2018	2,589
Thereafter	2,403
Total future minimum employment contract payments	$10,092

In addition to the employment contract payments stated above, the Company’s employment contracts with certain executives and key employees contain performance based bonus provisions. These provisions include bonuses based on the Company achieving revenues in excess of established targets and/or on operating results.

Certain of the employment agreements contain severance and/or change in control provisions. Aggregate potential severance compensation amounted to approximately $8.7 million at December 31, 2016.

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

The Company recorded a net non-cash charge of approximately $648,000 associated with the recognition of this liability. The Company also incurred certain cash costs of approximately $15,000 related to the exit from its former office space, and incurred a loss of approximately $7,000 associated with the sale of certain equipment. These amounts, totaling approximately $670,000, were recorded as a component of operating expenses in the accompanying consolidated statements of operations for the Current Year.

At December 31, 2016, the remaining balance of the exit cost liability related to the former office space was approximately $783,000, of which $160,000 was recorded in other current liabilities and $623,000 was recorded in other long-term liabilities in the accompanying consolidated balance sheets. The balance of this liability will be paid out over a period of approximately 5 years, through February 2022.

A summary of the activity related to the exit cost liability for the Current Year is as follows:

($ in thousands)
Balance as of January 1, 2016	$-
Non-cash costs incurred and charged to expense	648
Transfers of previously-recognized deferred balance sheet amounts related to lease	333
Cash payments, net	(209)
Accretion	11
Balance as of December 31, 2016	$783

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

The income tax provision for federal and state and local income taxes in the consolidated statements of operations consists of the following:

($ in thousands)	Year Ended December 31,
	2016	2015
Current:
Federal	$(57)	$637
State and local	204	219
Total current	147	856

Deferred:
Federal	6	(611)
State and local	162	(89)
Total deferred	168	(700)
Total provision	$315	$156

The reconciliation of income tax computed at the federal and state and local statutory rates to the Company’s income before taxes is as follows:

	Year Ended December 31,
	2016	2015
U.S. statutory federal rate	34.00%	34.00%
State and local rate, net of federal tax	10.45	1.92
Gain on reduction of contingent obligation	(38.40)	(33.98)
Stock compensation	(7.31)	0.00
Excess compensation deduction	11.03	0.00
Foreign tax credits	(0.94)	0.58
Life insurance	2.04	2.10
Other permanent differences	(0.41)	0.61
Income tax provision	10.46%	5.23%

The significant components of net deferred tax liabilities of the Company consist of the following:

($ in thousands)	December 31,
	2016	2015
Deferred tax assets
Stock-based compensation	$7,337	$6,146
Federal, state and local net operating loss carryforwards	407	-
Property and equipment	-	341
Accrued compensation and other accrued expenses	1,694	708
Basis difference arising from discounted note payable	611	546
Foreign tax credit	63	-
Charitable contribution carryover	54	17
Other	9	8
Total deferred tax assets	$10,175	$7,766

Deferred tax liabilities
Property and equipment	$(39)	$-
Basis difference arising from intangible assets of acquisition	(17,037)	(14,515)
Total deferred tax liabilities	(17,076)	(14,515)
Net deferred tax liabilities	$(6,901)	$(6,749)

During the Current Year, the Company recorded a $3.4 million gain on the reduction of contingent obligations related to the acquisition of the Ripka Brand (see Note 6). This gain was not subject to U.S. Federal income tax.

During the Prior Year, the Company recorded a $3.0 million gain on the reduction of contingent obligations related to the acquisition of IM Ready (see Note 6). This gain was not subject to U.S. Federal income tax.

As of December 31, 2016 and 2015, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its consolidated financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its consolidated financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

12. Discontinued Operations

Discontinued operations represent the net sales and expenses related to the Company’s retail operations. Retail operations were discontinued in December 2014, with wind down and closure activities essentially completed by the end of 2015. A summary of results of discontinued operations for the Current Year and Prior Year is as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2016	2015
Net sales	$-	$287
Cost of sales	-	(221)
Operating expenses	-	(268)
Gain (loss) from disposal of discontinued operations	52	(273)
Income tax (provision) benefit	(18)	203
Income (loss) from discontinued operations, net	$34	$(272)

Earnings (loss) per share from discontinued operations, net:
Basic	$0.00	$(0.02)
Diluted	$0.00	$(0.02)

Weighted average shares outstanding:
Basic	18,625,670	16,151,163
Diluted	19,044,749	17,223,240

Assets and liabilities of discontinued operations were not material as of December 31, 2016 and December 31, 2015.

13. Related Party Transactions

Todd Slater

On September 29, 2011, the Company entered into an agreement, which was amended on October 4, 2011, with Todd Slater, who was a director of the Company from October 17, 2011 through August 9, 2016, for services related to the Company’s licensing strategy and introduction to potential licensees. During the term of the agreement or during the year following the expiration of the term of the agreement, if the Company entered into a license or distribution agreement with a licensee introduced by Mr. Slater, Mr. Slater was entitled to receive a commission equal to 15% of all net royalties received by the Company during the first term of such agreement, payable within thirty days of receipt of the net royalties.

On July 10, 2012, the Company and Mr. Slater entered into an amendment (the “Amendment”) to the agreement. Pursuant to the Amendment, the Company paid to Mr. Slater $163,000 as payment in full for (i) the cancellation of all amounts which are or may otherwise become due or payable to Mr. Slater under the terms of the agreement for licensees already introduced to the Company by Mr. Slater and which Mr. Slater was entitled to 15% of the revenues from such licensees under the agreement, and (ii) the assignment to the Company of all such amounts payable directly to Mr. Slater pursuant to such license agreements. The Company capitalized this payment and amortized the expense in accordance with the revenue earned from the respective licensing agreements on which this payment was based.

The Company incurred direct licensing costs with Mr. Slater from amortization of the one-time payment stated above for the Prior Year of $32,000.

Dweck Licensing Agent Agreement

On August 2, 2011, the Company entered into a licensing agent agreement with Adam Dweck, son of Jack Dweck, a former director of the Company, pursuant to which he is entitled to a five percent commission on any royalties the Company receives under any new license agreements that he procures for the Company for the initial term of such license agreements. Adam Dweck earned approximately $1,000 and $14,000 in fees for the Current Year and Prior Year, respectively.

Edward Jones, III

On May 14, 2015, and amended on June 24, 2015, the Company entered into a consulting agreement with Jones Texas, Inc. ("JTI"), whose controlling shareholder is Edward Jones, a director of the Company. The agreement, as amended, provided for fees payable to JTI up to $75,000 for consulting services related to due diligence on the C Wonder brand prior to acquisition. The Company paid fees to JTI of $75,000 during the Prior Year.

During the Current Year, Edward Jones performed consulting services for and received compensation from a certain licensee of the Company (the “Licensee”). Under the terms of the Company’s agreement with the Licensee, the Licensee may supply the Company’s branded products to the Company’s other licensees. Under the terms of the Company’s separate pre-existing agreements with other licensees, the Company would earn royalties on the sales of such branded products sold to end customers.

Benjamin Malka

Concurrent with the acquisition of the H Halston Brand on December 22, 2014, the Company entered into a license agreement with The H Company IP, LLC (“HIP”), which was subsequently amended September 1, 2015. Benjamin Malka, a director of the Company, is a 25% equity holder of HIP’s parent company, House of Halston LLC (“HOH”), and Chief Executive Officer of HOH. The HIP license agreement provides for royalty payments including guaranteed minimum royalties to be paid to the Company during the initial term that expires on December 31, 2019.

On September 1, 2015 we entered into a license agreement with Lord and Taylor, LLC (the “L&T License”) and simultaneously amended the H Halston License Agreement eliminating HIP’s minimum guaranteed royalty obligations, provided the L&T License is in effect. In addition, we entered into a sublicense agreement with HIP obligating us to pay HIP on an annual basis the greater of (i) 50% of royalties received under the L&T License from H Halston products or (ii) guaranteed minimum royalties. Provided that Lord & Taylor is paying the Company at least $1,000,000 per quarter under the L&T License, the remaining contractually guaranteed minimum royalties are equal to $0.75 million, $0.75 million, $1.5 million and $1.75 million for the twelve months ending January 31, 2018, 2019, 2020, and 2021, respectively. Royalties paid to HIP by the Company or on the Company’s behalf for the seventeen months ended January 31, 2017 were $0.19 million.

HOH has also entered into an arrangement with another licensee of the Company to supply Halston-branded apparel for the subsequent sale of such product to end customers. Under the Company’s separate pre-existing licensing agreements in place with the aforementioned other licensee and with HIP as described above, the Company earns royalties on the sales of such Halston-branded products.

Marisa Gardini

In accordance with the terms and conditions of the C Wonder Purchase Agreement, the Company paid Marisa Gardini, a former director of the Company, a $240,000 commission fee for the acquisition of the C Wonder Brand in the Prior Year. The amount of the payment was considered a direct acquisition cost of the C Wonder Brand and accordingly was included as a component of the purchase price.

James Haran

On December 16, 2015, the Company purchased 5,000 shares of its common stock from James Haran, Chief Financial Officer of the Company, at $7.25 per share, the closing sale price of the Company’s common stock on that day. The Company determined that it was in the best interests of the Company to purchase these shares of common stock from Mr. Haran in lieu of his selling the shares in the open market.

14. Subsequent Events

On January 24, 2017, the Company granted options to purchase an aggregate of 500,000 shares of common stock to a certain executive in connection with the entry into an amended and restated employment agreement with such executive. The exercise price of the options is $5.00 per share, and the option vests as to 100,000 shares on each of January 1, 2018, 2019, 2020, 2021, and 2022. The option expires as to such shares on the five year anniversary of the respective dates on which the option becomes exercisable.

On January 31, 2017, the Company entered into a two-year consulting agreement (the “Consulting Agreement”) with JTI, whose controlling shareholder is Edward Jones, a director of the Company, pursuant to which JTI shall cause Mr. Jones to provide consulting services in connection with the Company’s quick-time-response fashion program, assisting the Company with sourcing suppliers for its women’s apparel and establishing and managing a men’s quick-time-response platform. Pursuant to the Consulting Agreement, the Company shall (i) issue to JTI an aggregate of 78,334 shares of its common stock, vesting as to 39,167 shares on the date of the Consulting Agreement and 39,167 of the shares on January 30, 2018, and (ii) pay to JTI an aggregate cash consulting fee of $300,000 payable in installments of $75,000 on each of January 31, April 30, July 31 and October 31, 2017; provided, however, that (i) up to 25,000 shares of common stock shall be subject to forfeiture if the Company’s business with suppliers of women’s apparel is materially diminished and (ii) up to $150,000 of the cash consulting fee is subject to forfeiture in the event a contemplated project for which JTI will be performing services is not completed.

On February 24, 2017, the Company entered into an agreement with BHI which amended certain terms of the Xcel Term Loan. See Note 6, Debt.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of December 31, 2016, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive and principal accounting officers to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

NAME	AGE	POSITION
Robert W. D’Loren	59	Chairman of the Board of Directors and Chief Executive Officer and President
James F. Haran	56	Chief Financial Officer and Assistant Secretary, and Principal Financial and Accounting Officer
Giuseppe “Joe” Falco	45	President and Chief Operating Officer of the Isaac Mizrahi Brand
Seth Burroughs	37	Executive Vice President of Business Development and Treasury and Secretary
Mark DiSanto	54	Director
Michael R. Francis	54	Director
Richard Kirschenbaum	64	Director
Edward Jones, III	69	Director
Howard Liebman	74	Director
Benjamin Malka	55	Director

Below are the biographies of each of our officers and directors as of December 31, 2016.

Robert D’Loren has been the Chairman of our board of directors and our Chief Executive Officer and President since September 2011. Mr. D’Loren has been an entrepreneur, innovator, and pioneer of the consumer branded products industry for the past 35 years. Mr. D’Loren has spearheaded the Company’s ubiquitous-channel platform, connecting the channels of digital, brick-and-mortar, social media, and interactive television to create a single customer view and brand experience for Xcel’s brands. He served as Chairman and CEO of IPX Capital, LLC and its subsidiaries, a consumer products investment company, from 2009 to 2011. He continues to serve as IPX Capital LLC’s Chairman.

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

Joe Falco has been our Chief Operating Officer and President of the Isaac Mizrahi Brand since September 2011. Mr. Falco is a merchant with almost two decades of experience in managing lifestyle brands and business development. Mr. Falco served as President of Misook, a division of HMX, from February 2010 to February 2011 as Worldwide President and Chief Merchant for Elie Tahari from 2007 to 2009 and as President of Sixty USA from 2005 to 2006. Prior to that position, Mr. Falco was Senior Vice President for Dolce & Gabbana from 1998 to 2004, where he was responsible for North American development and operations. Mr. Falco started his career with the luxury retailer Barneys New York where he became a student of product merchandising and brand communication.

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

Mark DiSanto has served as a member of our board of directors since October 2011. Since 1988, Mr. DiSanto has served as the Chief Executive Officer of Triple Crown Corporation, a regional real estate development and investment company with commercial and residential development projects exceeding 1.5 million square feet. Mr. DiSanto received a degree in business administration from Villanova University’s College of Commerce and Finance, a J.D. degree from the University of Toledo College of Law, and an M.S. degree in real estate development from Columbia University.

Michael R. Francis has served as a member of our board of directors since June 2015. Mr. Francis is founder and CEO of Fairview Associates, LLC, a retail and branding consultancy. From February 2012 to December 2015, Mr. Francis served as the Chief Global Brand Officer of DreamWorks Animation SKG, which creates world-class entertainment, including animated feature films, television specials and series, and live-entertainment properties for audiences around the world. During this tenure with DreamWorks, Mr. Francis was responsible for global consumer products, retail, brand strategy, creative design, location-based entertainment, digital, publishing, and franchise development. From November 2010 to June 2011, Mr. Francis served as the President of J.C. Penney Company, Inc., one of the largest department store operators in the United States. Prior to November 2010, Mr. Francis spent more than 26 years with Target Corporation, an American retailing company and the second-largest discount retailer in the United States, in various roles including Executive Vice President and Global Chief Marketing Officer. Mr. Francis has a B.A. degree in international studies from the University of Michigan.

Richard Kirschenbaum has served as a member of our board of directors since August 2016. Mr. Kirschenbaum has 35 years’ experience in the footwear business. He transformed a small family business into a multi-brand regional footwear and accessories chain, The Shoe Box. Mr. Kirschenbaum has been the CEO of The Shoe Box, Inc. since 1984.

Edward Jones, III has served as a member of our board of directors since October 2011. His career in the fashion industry has spanned over 35 years. Mr. Jones began his career in retail in Dallas, Texas with Hartmarx. Mr. Jones then moved on to Neiman Marcus where he spent five years in various men’s merchandising and buying positions. In his career, Mr. Jones has held senior executive positions in major companies, including as CEO (Perry Ellis Men’s, Women’s & International, Segrets Inc., GM Design Inc.), President (Calvin Klein, Esprit, Haggar Women’s), Director International Licensing (Perry Ellis, Calvin Klein), Creative Director (Haggar Women’s), and Chief Merchandising Officer (Haggar Men’s & Women’s). For the past five years, he has been active as an advisor in the fashion apparel, accessory, and footwear markets in numerous brand and company strategies and M&A assignments. During this period, he has participated in the review and analysis of over 60 companies or brands and has advised on brand and business model strategy in over half of these companies and brands.

Howard Liebman has served as a member of our board of directors since October 2011. He was President, Chief Operating Officer, and a director of Hobart West Group, a provider of national court reporting and litigation support services, from 2007 until the sale of the business in 2008. Mr. Liebman served as a consultant to Hobart from 2006 to 2007. Mr. Liebman was President, Chief Financial Officer, and a director of Shorewood Packaging Corporation, a multinational manufacturer of high-end value-added paper and paperboard packaging for the entertainment, tobacco, cosmetics, and other consumer products markets. Mr. Liebman joined Shorewood in 1994 as Executive Vice President and Chief Financial Officer and served as its President from 1999 until Shorewood was acquired by International Paper in 2000. Mr. Liebman continued as Executive Vice President of Shorewood until his retirement in 2005. Mr. Liebman is a Certified Public Accountant and was an audit partner with Deloitte and Touche, LLP (and its predecessors) from 1974 to 1994.

Benjamin Malka has served as a member of our board of directors since June 2014. Since August 2011, Mr. Malka has been the Chief Executive Officer of Halston Operating Company, LLC, a designer, manufacturer, and distributor of apparel, leather goods, footwear, and accessories. From September 2001 through July 2011, Mr. Malka was President of BCBG Max Azria Group, Inc., a designer, manufacturer, and distributor of apparel, leather goods, footwear, and accessories.

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

Robert W. D’Loren has extensive experience in and knowledge of the licensing and commercial business industries and financial markets. This knowledge and experience, including his experience as director, president, and chief executive officer of a global brand management company, provide us with valuable insight to formulate and create our acquisition strategy and how to manage and license acquired brands.

Mark DiSanto has considerable experience in building and running businesses and brings his strong business acumen to the board of directors.

Michael R. Francis brings extensive senior level experience in the media and retail industries, as well as relationships in the media and retail industries.

Richard Kirschenbaum has extensive knowledge and experience in the footwear, retail and branded consumer sector, through his extensive career. Mr. Kirschenbaum also brings relationships with various retailers and industry insiders in the consumer products sector.

Edward Jones, III brings over 35 years of experience in the fashion industry, as well as relationships in the fashion and apparel industries.

Howard Liebman brings comprehensive knowledge of accounting, the capital markets, mergers and acquisitions, financial reporting, and financial strategies from his extensive public accounting experience and prior service as Chief Financial Officer of a public company.

Benjamin Malka brings extensive senior level experience in the fashion and apparel industries, as well as relationships in the fashion and apparel industries.

Key Employees

Isaac Mizrahi is Chief Design Officer for IM Brands. As Chief Design Officer, he is responsible for design and design direction for all brands under his name. Mr. Mizrahi has been a leader in the fashion industry for almost 30 years. Since his first collection in 1987, Mr. Mizrahi’s designs have come to stand for timeless, cosmopolitan style. He has been awarded four Council of Fashion Designers of America (CFDA) awards, including a special award in 1996 for the groundbreaking documentary “Unzipped.” In the Spring of 2016, Mr. Mizrahi launched IMNYC Isaac Mizrahi, available exclusively at Hudson’s Bay and Lord & Taylor department stores. Previously, in 2009, Mr. Mizrahi launched his exclusive lifestyle collection, ISAACMIZRAHILIVE! on QVC. In addition, television audiences have come to value Mr. Mizrahi’s media presence through his roles on “Project Runway All Stars” for Lifetime, and his appearances on broadcast television networks where he offers his expertise on fashion and style.

Judith Ripka is Chief Design Officer of the Ripka brands for JR Licensing, overseeing design and design direction. Ms. Ripka started her acclaimed career in 1977 and since its inception her global brand has become known for its impeccable quality and distinctive and refined designs. Both the 18k Gold collection and a Sterling Silver collection are in fine jewelry stores worldwide. Ms. Ripka was a pioneer in interactive television, debuting a collection on QVC in 1996 and more recently on The Shopping Channel in 2014. Among her many milestones, Ms. Ripka was chosen as one of “The Leading Women Entrepreneurs of the World” and received the DeBeer’s Award for Outstanding Jewelry Design.

Employment Agreements with Executives

Robert D’Loren

On October 1, 2014, and effective as of September 16, 2014, we entered into a three-year employment agreement with Robert D’Loren for him to serve as our Chief Executive Officer, referred to as the D’Loren Employment Agreement. Additionally, we will use our reasonable best efforts to cause Mr. D’Loren to be nominated to our board of directors and to serve as our Chairman of the board of directors during the term of the agreement. Following the initial three-year term, the agreement automatically renewed for a one-year term and will be automatically renewed for one year terms thereafter unless either party gives written notice of intent to terminate at least 90 days prior to the termination of the then current term. Under the D’Loren Employment Agreement, Mr. D’Loren’s base salary is $826,500 per annum. The board of directors or the compensation committee may approve increases (but not decreases) from time to time. Following the initial three-year term, Mr. D’Loren’s base salary will be reviewed at least annually. Mr. D’Loren receives an allowance for an automobile appropriate for his level of position and we pay (in addition to monthly lease or other payments) all of the related expenses for gasoline, insurance, maintenance, repairs or any other costs with Mr. D’Loren’s automobile.

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

Severance

If Mr. D’Loren’s employment is terminated by us without cause, or if Mr. D’Loren resigns with good reason, or if we fail to renew the term, then Mr. D’Loren will be entitled to receive his unpaid base salary and cash bonuses through the termination date and a lump sum payment equal to the base salary in effect on the termination date for the longer of two years from the termination date or the remainder of the then-current term. Additionally, Mr. D’Loren would be entitled to two times the average annual cash bonuses paid in the preceding 12 months. Mr. D’Loren would also be entitled to continue to participate in our group medical plan, subject to certain conditions, for a period of 18 months from the termination date.

Change of Control

In the event Mr. D’Loren’s employment is terminated within 12 months following a change of control by the Company without cause or by Mr. D’Loren with good reason, he would be entitled to a lump sum payment equal to two times (i) his base salary in effect on the termination date for the longer of two years from the termination date or the remainder of the then-current term and (ii) two times the average annual cash bonuses paid in the preceding 12 months, minus $100. “Change of control,” as defined in Mr. D’Loren’s employment agreement, means a merger or consolidation to which we are a party, a sale, lease or other transfer, exclusive license or other disposition of all or substantially all of our assets, or a sale or transfer by our stockholders of voting control, in a single transaction or a series of transactions. Upon a change of control, notwithstanding the vesting and exercisability schedule in any stock option or other grant agreement between Mr. D’Loren and us, all unvested stock options, shares of restricted stock and other equity awards granted by us to Mr. D’Loren pursuant to any such agreement shall immediately vest, and all such stock options shall become exercisable and remain exercisable for the lesser of 180 days after the date the change of control occurs or the remaining term of the applicable option.

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

James Haran

On October 1, 2014, and effective as of September 16, 2014, we entered into a two-year employment agreement with James Haran for him to serve as our Chief Financial Officer, referred to as the Haran Employment Agreement. Following the initial two-year term, the agreement automatically renewed for a one-year term and will be automatically renewed for one year terms thereafter unless either party gives written notice of intent to terminate at least 30 days prior to the expiration of the then current term. Under the Haran Employment Agreement, Mr. Haran’s base salary is $340,500 per annum. The board of directors or the compensation committee may approve increases (but not decreases) from time to time. Following the initial two year term, the base salary shall be reviewed at least annually. In addition, Mr. Haran receives a car allowance of $1,500 per month.

Bonus

Mr. Haran is eligible for a cash bonus of up to $60,000 based upon the following: 75% of the $60,000 cash bonus will be paid to Mr. Haran if we achieve at least 70% of our budgeted EBITDA and 100% of the $60,000 cash bonus will be paid to Mr. Haran if we achieve at least 90% of our budgeted EBITDA.

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

Seth Burroughs

On October 1, 2014, and effective as of September 16, 2014, we entered into a two-year employment agreement with Seth Burroughs for him to serve as our Executive Vice President – Business Development and Treasury, referred to as the Burroughs Employment Agreement. Following the initial two-year term, the agreement automatically renewed for a one-year term and will be automatically renewed for one year terms thereafter unless either party gives written notice of intent to terminate at least 30 days prior to the expiration of the then current term. Under the Burroughs Employment Agreement, Mr. Burroughs’ base salary is $316,800 per annum. The board of directors or the compensation committee may approve increases (but not decreases) from time to time. Following the initial two-year term, the base salary shall be reviewed at least annually.

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

Giuseppe Falco

On January 24, 2017, and effective as of January 1, 2017, we entered into a three-year employment agreement with Giuseppe Falco for him to serve as our Chief Merchant of the Company and Brand President, referred to as the Falco Employment Agreement. Following the initial three-year term, the agreement will be automatically renewed for an additional two-year period, unless either party gives written notice of intent to terminate at least 30 days prior to the expiration of the then current term. Under the Falco Employment Agreement, Mr. Falco’s base salary is $550,000, $625,000, and $700,000 per annum for the years ending December 31, 2017, and 2018, and 2019, respectively.

Under the Falco Employment Agreement, Mr. Falco was awarded an option to purchase 500,000 shares of our common stock at an exercise price of $5.00 per share. The option vests as to 100,000 shares on each of January 1, 2018, 2019, 2020, 2021 and 2022, provided that Mr. Falco remains an employee of the Company or is otherwise providing services to the Company on such date, and expires as to each 100,000 shares on the five year anniversary of the respective vesting date.

Bonus

Mr. Falco is eligible for a cash bonus of up to $450,000, $375,000, and $300,000 for the fiscal years ending December 31, 2017, 2018, and 2019, respectively. The cash bonus for each respective fiscal year shall be payable at 50% of the maximum if we achieve at least 70% of our budgeted EBITDA for such fiscal year, and at 100% of the maximum if we achieve at least 90% of our budgeted EBITDA for such fiscal year.

Severance

If Mr. Falco’s employment is terminated by us without cause, or if Mr. Falco resigns with good reason, or if we fail to renew the term, then Mr. Falco will be entitled to receive his unpaid base salary and cash bonuses through the termination date and a lump sum payment of an amount equal to his base salary in effect for a period of 6 months, payable on the 6 month anniversary of the date of separation of services and the option shall remain exercisable as to those shares as to which the option previously vested and shall become exercisable as to any unvested shares immediately following such transaction. Mr. Falco would also be entitled to continue to participate in our group medical plan, subject to certain conditions, for a period of 6 months from the termination date.

Change of Control

In the event Mr. Falco’s employment is terminated within 12 months following a change of control by the Company without cause or by Mr. Falco with good reason, Mr. Falco would be entitled to a lump sum payment equal to his base salary in effect on the termination date for 6 months following such termination. “Change of control,” as defined in Mr. Falco’s employment agreement, means a merger or consolidation to which we are a party, a sale, lease or other transfer, exclusive license or other disposition of all or substantially all of our assets, or a sale or transfer by our stockholders of voting control, in a single transaction or a series of transactions. Upon a change of control, notwithstanding the vesting and exercisability schedule in any stock option or other grant agreement between Mr. Falco and us, all unvested stock options, shares of restricted stock and other equity awards granted by us to Mr. Falco pursuant to any such agreement shall immediately vest, and all such stock options shall become exercisable and remain exercisable for the lesser of 180 days after the date the change of control occurs or the remaining term of the applicable option.

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

Independence of the Board of Directors

The board has determined that Messrs. Howard Liebman, Michael R. Francis, Mark DiSanto, and Richard Kischenbaum meet the director independence requirements under the applicable listing rule of the NASDAQ Stock Market LLC (“NASDAQ”).  Each current member of the Audit Committee, Compensation Committee, and Nominating Committee is independent and meets the applicable rules and regulations regarding independence for such committee, including those set forth in the applicable NASDAQ rules, and each member is free of any relationship that would interfere with his individual exercise of independent judgment.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, based solely on a review of Forms 3 and 4 and any amendments thereto furnished to our Company pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, all Section 16(a) filing requirements applicable to our officers, directors, and beneficial owners of more than 10% of our equity securities were timely filed except that each of Robert D’Loren, James Haran, Seth Burroughs, and Howard Liebman did not timely file a Form 4 for one transaction during the fiscal year ended December 31, 2016.

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

Compensation Committee

Our board of directors has appointed a Compensation Committee consisting of Messrs. DiSanto and Kirschenbaum. Each of such persons has been determined to be an “independent director” under the applicable NASDAQ rules. Our board of directors has adopted a written Compensation Committee Charter that sets forth the committee’s responsibilities. The committee is responsible for determining all forms of compensation for our executive officers, and establishing and maintaining executive compensation practices designed to enhance long-term stockholder value.

Nominating Committee

Our board of directors has appointed a Nominating Committee consisting of Messrs. DiSanto and Liebman. Each of such persons has been determined to be an “independent director” under the applicable NASDAQ rules. Our board of directors has adopted a written Nominating Committee Charter that sets forth the committee’s responsibilities.

Item 11.	Executive Compensation

The following table sets forth information regarding all cash and non-cash compensation earned, during the years ended December 31, 2016 and 2015, by our principal executive officer and our three other most highly compensated executive officers, which we refer to collectively as the named executive officers, for services in all capacities to the Company:

Summary Compensation Table

Name	Title	Year	Salary	Bonus (1)	Stock Awards (2)(4)(6)	Option Awards (3)(5)	All Other Compensation	Total
Robert D’Loren	CEO and	2016	$832,733	$939,583	$641,062	$1,317,898	$7,954	$3,739,230
	Chairman	2015	836,160	637,672	2,205,000	-	8,745	3,687,577

James Haran	CFO	2016	340,500	60,000	137,367	282,395	6,238	826,500
		2015	340,500	90,000	472,500	-	3,467	906,467

Giuseppe Falco	President and	2016	415,600	75,000	-	298,093	-	788,693
	COO	2015	415,600	62,000	450,000	-	-	927,600

(1)	Bonuses were paid in accordance with the executives’ respective employment agreements. See “Employment Agreements with Executives” in Item 10.

(2)	The dollar amounts shown represent the grant date fair value of restricted stock awards granted during the applicable fiscal year calculated in accordance with ASC Topic 718.

(3)	The dollar amounts shown represent the grant date fair value of stock option awards granted during the applicable fiscal year calculated in accordance with ASC Topic 718.

(4)	On March 31, 2016, Messrs. D’Loren and Haran were awarded 110,528 and 23,684 shares of restricted stock, respectively. The shares of restricted stock vest evenly over three years, whereby one-third shall vest on each of March 31, 2017, March 31, 2018, and March 31, 2019; provided, however, that each such grantee has the right to extend the vesting date by six-month increments, in his sole discretion, prior to the date the restrictions would lapse. As of December 31, 2016, none of these shares have vested. The grant date fair value of the shares was $5.80 per share.

(5)	On March 31, 2016, Messrs. D’Loren, Haran, and Falco were granted options to purchase 884,220, 189,468, and 200,000 shares of common stock, respectively. The exercise price of the options is $5.80 per share, and one-third of the options will vest on each of March 31, 2017, March 31, 2018, and March 31, 2019.

(6)	On May 19, 2015, Messrs. D’Loren, Haran, and Falco were awarded 245,000, 52,500, and 50,000 shares of restricted stock, respectively. These shares of restricted stock vest as to 50% of the shares on each of May 31, 2016 and May 31, 2017; provided, however, that each such grantee has the right to extend the vesting date by six-month increments, in his sole discretion, prior to the date the restrictions would lapse. As of December 31, 2015, none of these shares have vested. The grant date fair value of the shares was $9.00 per share.

Outstanding Equity Awards as of December 31, 2016

		Options and Warrant Awards						Stock Awards
Name	Title	Number of Securities Underlying Unexercised Options & Warrants, Exercisable		Number of Securities Underlying Unexercised Options & Warrants, Unexercisable		Exercise Price	Option or Warrant Expiration Date	Number of Shares of Stock that Have Not Vested		Market Value of Shares of Stock that Have Not Vested
Robert D’Loren	CEO, Chairman	239,250	(1)	-		$5.00	9/29/2021
		-		884,220	(3)	$5.80	3/31/2021
								1,263,706	(4)	$5,560,306
James Haran	CFO	49,500	(1)	-		$5.00	9/29/2021
		-		189,468	(3)	$5.80	3/31/2021
								252,526	(5)	$1,111,114
Giuseppe Falco	President, COO	100,000	(1)	-		$5.00	9/29/2021
		50,000	(2)	-		$7.00	5/31/2019
		-		200,000	(3)	$5.80	3/31/2021
								195,333	(6)	$859,465

(1)	These options became exercisable on September 29, 2011, the date of grant, and expire on September 29, 2021.

(2)	Of these 50,000 options, 25,000 became exercisable on May 31, 2015 and 25,000 became exercisable on May 31, 2016. These options expire on May 31, 2019.

(3)	These options become exercisable as to one-third of the shares on each of March 31, 2017, 2018, and 2019, and expire on March 31, 2021.

(4)	Such shares vest (i) as to 350,000 shares of common stock, on March 31, 2017; (ii) as to 168,793 shares of common stock, on May 15, 2017; (iii) as to 350,000 shares of common stock, on May 31, 2017; (iv) as to 39,385 shares of common stock, on June 1, 2017; (v) as to 245,000 shares of common stock, on April 30, 2017; and (viii) as to 110,528 shares of common stock, 36,842 shares on March 31, 2017, 36,843 shares on March 31, 2018, and 36,843 shares on March 31, 2019; provided, however, that Mr. D’Loren has the right to extend each vesting date by six-month increments, in his sole discretion, prior to the date the restrictions would lapse.

(5)	Such shares vest (i) as to 75,000 shares of common stock, on March 31, 2017; (ii) as to 36,342 shares of common stock, on May 15, 2017; (iii) as to 65,000 shares of common stock, on May 31, 2017; (iv) as to 52,500 shares of common stock, on April 30, 2017; and (v) as to 23,684 shares of common stock, 7,894 shares on March 31, 2017, 7,895 shares on March 31, 2018, and 7,895 shares on March 31, 2019; provided, however, that Mr. Haran has the right to extend each vesting date by six-month increments, in his sole discretion, prior to the date the restrictions would lapse.

(6)	Such shares vest (i) as to 77,500 shares of common stock, on March 31, 2017; (ii) as to 37,500 shares of common stock, on May 15, 2017; and (iii) as to 30,333 shares of common stock, on June 1, 2016; and (iv) as to 50,000 shares of common stock, on April 30, 2017; provided, however, that Mr. Falco has the right to extend each vesting date by six-month increments, in his sole discretion, prior to the date the restrictions would lapse

Director Compensation

We pay our non-employee directors $3,000 for each board of directors and committee meeting attended, up to a maximum of $12,000 per year for board of directors meetings and up to a maximum of $12,000 per year for committee meetings, except that the chairman of each committee receives $4,000 for each such committee meeting attended, up to a maximum of $16,000 per year.

The following table sets forth information with respect to each non-employee director's compensation for the year ended December 31, 2016. The dollar amounts shown for Stock Awards represent the grant date fair value of the restricted stock awards or stock options granted during the fiscal year calculated in accordance with ASC Topic 718.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
Mark DiSanto (1) (2) (5)	$32,000	$46,400	$99,293	$177,693
Michael R. Francis (1) (2)	$24,000	$46,400	$35,851	$106,251
Todd Slater (1) (2) (3)	$9,000	$46,400	$35,851	$91,251
Richard Kirschenbaum (4)	$6,000	$41,200	$33,481	$80,681
Edward Jones, III (1) (2) (5)	$18,000	$46,400	$99,293	$163,693
Howard Liebman (1) (2) (5)	$28,000	$46,400	$99,293	$173,693
Benjamin Malka (1) (2)	$12,000	$46,400	$35,851	$94,251

(1)	On March 31, 2016, each non-employee director was granted 8,000 shares of restricted stock pursuant to the terms and conditions of the Plan. Such shares of restricted stock will vest evenly over two years, whereby 50% shall vest on March 31, 2017 and 50% shall vest on March 31, 2018. Notwithstanding the foregoing, each grantee may extend the vesting date of all or a portion of the restricted shares by six months and, thereafter one or more times may further extend such date with respect to all or a portion of the restricted shares until the next following September 30 or March 31, as the case may be. The grant date fair value of the shares was $5.80 per share.

(2)	On March 31, 2016, each non-employee director was granted options to purchase 25,000 shares of stock pursuant to the terms and conditions of the Plan. Such options will vest evenly over two years, whereby 50% shall vest on March 31, 2017 and 50% shall vest on March 31, 2018. The exercise price of the options is $5.80 per share.

(3)	On August 9, 2016, Todd Slater resigned as a director of the Company.

(4)	On August 11, 2016, Richard Kirschenbaum was appointed as a non-employee director. On August 11, 2016, Mr. Kirschenbaum was granted 8,000 shares of restricted stock pursuant to the terms and conditions of the Plan. Such shares of restricted stock will vest evenly over two years, whereby 50% shall vest on August 31, 2017 and 50% shall vest on August 31, 2018. Notwithstanding the foregoing, Mr. Kirschenbaum may extend the vesting date of all or a portion of the restricted shares by six months and, thereafter one or more times may further extend such date with respect to all or a portion of the restricted shares until the next following November 30 or May 31, as the case may be. The grant date fair value of the shares was $5.15 per share. In addition, on August 11, 2016, Mr. Kirschenbaum was granted options to purchase 25,000 shares of stock pursuant to the terms and conditions of the Plan. Such options will vest evenly over two years, whereby 50% shall vest on August 31, 2017 and 50% shall vest on August 31, 2018. The exercise price of the options is $5.15 per share.

(5)	On October 31, 2016, each independent director was granted options to purchase 50,000 shares of stock pursuant to the terms and conditions of the Plan. Such options will vest evenly over two years, whereby 50% shall vest on October 31, 2017 and 50% shall vest on October 31, 2018. The exercise price of the options is $5.00 per share.

2011 Equity Incentive Plan

Our Amended and Restated 2011 Equity Incentive Plan, which we refer to as the Plan, is designed and utilized to enable the Company to offer its employees, officers, directors, consultants, and others whose past, present, and/or potential contributions to the Company have been, are, or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company.

The Plan provides for the grant of stock options or restricted stock. The stock options may be incentive stock options or non-qualified stock options. A total of 13,000,000 shares of common stock have been reserved for issuance under the Plan, the maximum number of shares of common stock with respect to which incentive stock options may be granted under the Plan is 5,000,000 and the maximum number of shares of common stock with respect to which options or restricted stock may be granted to any participant is 10,000,000. The Plan may be administered by the board of directors or a committee consisting of two or more members of the board of directors appointed by the board of directors.

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

The following table lists, as of March 10, 2017, the number of shares of common stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each named executive officer and director of the Company, and (iii) all officers and directors as a group.  Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose of or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power. Unless otherwise indicated, the address for such person is c/o Xcel Brands, Inc., 1333 Broadway, 10th Floor, New York, New York 10018.

The percentages below are calculated based on 18,694,982 shares of common stock issued and outstanding as of March 10, 2017.

Name and Address	Number of Shares of Common Stock Beneficially Owned	Percent Beneficially Owned
Named executive officers and directors:
Robert D’Loren (1)	9,025,570	45.18%
James Haran (2)	616,285	3.28
Seth Burroughs (3)	489,825	2.61
Richard Kirschenbaum (4)	8,000	*
Howard Liebman (5)	57,615	*
Edward Jones, III (6)	121,882	*
Benjamin Malka (7)	155,500	*
Mark DiSanto (8)	1,443,484	7.67
Michael R. Francis (9)	95,500	*
Guiseppe Falco (10)	470,578	2.49

All directors and executive officers as a group (10 persons)(11)	12,282,714	59.69

5% Shareholders:
Isaac Mizrahi (12)	2,519,514	14.28
Buckingham Capital Management, Inc. (13)	1,830,947	9.79
485 Lexington Avenue, 3rd Floor, New York, NY 10017
Hilco Trading, LLC (14)	2,316,667	11.98
5 Revere Drive, Suite 206, Northbrook, IL 60062
Burch Acquisition LLC (15)	1,000,000	5.35
840 First Avenue, Suite 200, King of Prussia, PA 19406

* Less than 1%.

(1)	Consists of (i) 489,665 shares held by Mr. D’Loren, (ii) 526,283 shares owned by Irrevocable Trust of Rose Dempsey (or the Irrevocable Trust) of which Mr. D’Loren and Mr. DiSanto are the trustees and as to which Mr. D’Loren has sole voting and dispositive power, (iii) 533,990 shares issuable upon exercise of immediately exercisable options and warrants, (iv) 1,263,706 restricted shares, (v) 2,502,272 shares of common stock (including 783,750 restricted shares) held in the name of Isaac Mizrahi, (vi) 251,700 shares of common stock (including 113,750 restricted shares) held in the name of Marisa Gardini, (vii) 136,525 other shares of restricted stock and 2,571,429 other shares of common stock as to which holders thereof granted to Mr. D’Loren irrevocable proxy and attorney-in-fact with respect to the shares, and (viii) 750,000 shares issuable upon exercise of immediately exercisable warrants to which holders thereof granted to Mr. D’Loren irrevocable proxy and attorney-in-fact with respect to the shares. Pursuant to a voting agreement Mr. Mizrahi and Ms. Gardini agreed to, and pursuant to restricted stock agreements certain grantees agreed to, appoint a person designated by our board of directors as their irrevocable proxy and attorney-in-fact with respect to the shares set forth in clauses (v), (vi) and (vii), respectively. Mr. D’Loren does not have any pecuniary interest in these shares described in clauses (v), (vi) and (vii) and disclaims beneficial ownership thereof. Does not include 326,671 shares and 7,675 shares issuable upon exercise of warrants held by the D’Loren Family Trust (or the Family Trust) of which Mark DiSanto is a trustee and has sole voting and dispositive power.

(2)	Consists of (i) 251,103 shares, (ii) 252,526 restricted shares, and (iii) immediately exercisable options and warrants to purchase 112,656 shares.

(3)	Consists of (i) 230,356 shares, (ii) 167,365 restricted shares, and (iii) immediately exercisable options and warrants to purchase 92,104 shares.

(4)	Consists of 8,000 restricted shares.

(5)	Consists of (i) 32,115 shares, (ii) 13,000 restricted shares, and (iii) immediately exercisable options to purchase 12,500 shares.

(6)	Consists of (i) 31,382 shares, (ii) 28,000 restricted shares, and (iii) immediately exercisable options to purchase 12,500 shares. Also includes (i) 25,000 shares and (ii) 25,000 restricted shares directly owned by Jones Texas, Inc., of which Mr. Jones is the controlling shareholder.

(7)	Consists of (i) 30,000 shares, (ii) 13,000 restricted shares, and (iii) immediately exercisable options and warrants to purchase 112,500 shares.

(8)	Consists of (i) 326,671 shares and 7,675 shares issuable upon exercise of warrants that have vested held by the D’Loren Family Trust, of which Mark DiSanto is trustee and has sole voting and dispositive power over the shares held by the D’Loren Family Trust, (ii) 58,537 shares held by Mr. DiSanto, (iii) 856,548 shares held by Mark X. DiSanto Investment Trust, of which Mark DiSanto is trustee and has sole voting and dispositive power over the shares held by the Trust, (iv) 13,000 restricted shares, (v) 121,053 shares issuable upon exercise of warrants and options that have vested, and (vi) 60,000 shares held by other trusts, of which Mark DiSanto is trustee and has sole voting and dispositive power over the shares held by the trusts.

(9)	Includes (i) 83,000 restricted shares and (ii) immediately exercisable options to purchase 12,500 shares.

(10)	Includes (i) 58,579 shares, (ii) 195,333 restricted shares, and (iii) 216,666 shares issuable upon exercise of immediately exercisable warrants and options. Giuseppe Falco, the President and Chief Operating Officer of the Mizrahi brands, is an executive officer but not a named executive officer.

(11)	Includes (i) 2,976,239 shares, (ii) 2,061,930 restricted shares, (iii) 438,750 shares issuable upon exercise of warrants that are currently exercisable, (iv) 695,394 shares issuable upon exercise of options that are currently exercisable, (v) 5,360,401 other shares of common stock as to which holders thereof granted to Mr. D’Loren irrevocable proxy and attorney-in-fact with respect to the shares, and (vi) 750,000 shares issuable upon exercise of immediately exercisable warrants to which holders thereof granted to Mr. D’Loren irrevocable proxy and attorney-in-fact with respect to the shares.

(12)	Consists of (i) 1,735,764 shares and (ii) 783,750 restricted shares.

(13)	Based solely on a Schedule 13G/A filed on Feburary 13, 2017 by Buckingham Capital Management, Inc.

(14)	The H Company IP, LLC, or HIP, directly owns 1,000,000 shares of the Company’s common stock, which we refer to as the H Company Shares. House of Halston, LLC, or Halston, is the parent company of HIP and may be deemed to share beneficial ownership of the H Company Shares by virtue of its ability to direct the business and investment decisions of HIP. The H Investment Company, LLC, or H Investment, in its capacity as the controlling member of Halston, has the ability to direct the investment decisions of Halston, including the power to direct the decisions of Halston regarding the disposition of the H Company Shares; therefore, H Investment may be deemed to beneficially own the H Company Shares. Hilco Brands, LLC, or Hilco Brands, in its capacity as a member of the Board of Managers of H Investment, has the ability to direct the management of H Investment’s business, including the power to direct the decisions of H Investment regarding the voting and disposition of the H Company Shares; therefore, Hilco Brands may be deemed to have indirect beneficial ownership of the H Company Shares. Hilco Trading, LLC, or Hilco Trading, is the parent company of Hilco Brands and may be deemed to share beneficial ownership of the H Company Shares by virtue of its ability to direct the business and investment decisions of Hilco Brands. Hilco Trading also directly owns 1,316,667 shares of our common stock, which we refer to as the Hilco Shares, of which 666,667 shares are outstanding and 650,000 shares are issuable upon exercise of a warrant that is currently exercisable. By virtue of the relationship described above and its direct ownership of the Hilco Shares, Hilco Trading beneficially owns 2,316,667 shares of our common stock. Jeffrey Bruce Hecktman is the majority owner of Hilco Trading and may be deemed to share beneficial ownership of the H Company Shares and the Hilco Shares by virtue of his ability to direct the business and investment decisions of Hilco Trading. By virtue of this relationship, Mr. Hecktman may be deemed to have indirect beneficial ownership of 2,316,667 shares of our common stock.

(15)	Consists of 1,000,000 shares of common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Edward Jones, III

On May 14, 2015, and amended on June 24, 2015, the Company entered into a consulting agreement with Jones Texas, Inc., ("JTI") whose controlling shareholder is Edward Jones, a director of the Company. The agreement, as amended, provided for fees payable to JTI up to $75,000 for consulting services related to due diligence on the C Wonder brand prior to acquisition. The Company paid fees to JTI of $75,000 during the Prior Year.

During the Current Year, Edward Jones performed consulting services for and received compensation from a certain licensee of the Company (the “Licensee”). Under the terms of the Company’s agreement with the Licensee, the Licensee may supply the Company’s branded products to the Company’s other licensees. Under the terms of the Company’s separate pre-existing agreements with other licensees, the Company would earn royalties on the sales of such branded products sold to end customers. To date, the Company has not earned or received any fees or revenues related to the Company’s agreement with the Licensee, but may earn or receive such amounts in the future.

On January 31, 2017, the Company entered into a two-year consulting agreement with JTI, pursuant to which JTI shall cause Mr. Jones to provide consulting services in connection with the Company’s quick-time-response fashion program, assisting the Company with sourcing suppliers for its women’s apparel, and establishing and managing a men’s quick-time-response platform. Pursuant to this agreement, the Company shall (i) issue to JTI an aggregate of 78,334 shares of its common stock, vesting as to 39,167 shares on the date of the agreement and 39,167 of the shares on January 30, 2018 and (ii) pay to JTI an aggregate cash consulting fee of $300,000 payable $75,000 on each of January 31, April 30, July 31 and October 31, 2017; provided however, that (i) up to 25,000 shares of common stock shall be subject to forfeiture if the Company’s business with suppliers of women’s apparel is materially diminished and (ii) up to $150,000 of the cash consulting fee is subject to forfeiture in the event a contemplated project for which JTI will be performing services is not completed.

Benjamin Malka

Concurrent with the acquisition of the H Halston Brand on December 22, 2014, the Company entered into a license agreement with The H Company IP, LLC (“HIP”), which was subsequently amended September 1, 2015. Benjamin Malka, a director of the Company, is a 25% equity holder of HIP’s parent company, House of Halston LLC (“HOH”), and Chief Executive Officer of HOH. The HIP license agreement provides for royalty payments including guaranteed minimum royalties to be paid to the Company during the initial term that expires on December 31, 2019.

On September 1, 2015 we entered into a license agreement with Lord and Taylor, LLC (the “L&T License”) and simultaneously amended the H Halston License Agreement eliminating HIP’s minimum guaranteed royalty obligations, provided the L&T License is in effect. In addition, we entered into a sublicense agreement with HIP obligating us to pay HIP on an annual basis the greater of (i) 50% of royalties received under the L&T License from H Halston products or (ii) guaranteed minimum royalties. Provided that Lord & Taylor is paying the Company at least $1,000,000 per quarter under the L&T License, the remaining contractually guaranteed minimum royalties are equal to $0.75 million, $0.75 million, $1.5 million and $1.75 million for the twelve months ending January 31, 2018, 2019, 2020, and 2021, respectively. Royalties paid to HIP by the Company or on the Company’s behalf for the seventeen months ended January 31, 2017 were $0.19 million.

HOH has also entered into an arrangement with another licensee of the Company to supply Halston-branded apparel for the subsequent sale of such product to end customers. Under the Company’s separate pre-existing licensing agreements in place with the aforementioned other licensee and with HIP as described above, the Company earns royalties on the sales of such Halston-branded products.

Marisa Gardini

In accordance with the terms and conditions of the C Wonder Purchase Agreement, the Company paid Marisa Gardini, a former director of the Company, a $240,000 commission fee for the acquisition of the C Wonder Brand in the Prior Year. The amount of the payment was considered a direct acquisition cost of the C Wonder Brand and accordingly has been included as a component of the purchase price.

Item 14.	Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed or to be billed for professional services rendered by our Independent Registered Public Accounting Firm, CohnReznick LLP, for the audit of our annual consolidated financial statements, review of our consolidated financial statements included in our quarterly reports, and other fees that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements for the years ended December 31, 2016 and 2015 were $270,000 and $263,000, respectively.

Audit-Related Fees

There were $10,000 of fees billed for audit-related services by our Independent Registered Public Accounting Firm for the fiscal year ended December 31, 2015. There were no such fees billed for fiscal year ended December 31, 2016.

Tax Fees

There were no fees billed for professional services rendered by our Independent Registered Public Accounting Firm for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2016 and 2015.

All Other Fees

There were no fees billed for services by our Independent Registered Public Accounting Firm for non-audit services for the fiscal years ended December 31, 2016 and 2015.

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

Item 15.	Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Xcel Brands, Inc.(9)

3.2	Second Restated and Amended Bylaws of Xcel Brands, Inc.(9)

4.1	Third Amended and Restated Equity Incentive Plan and Forms of Award Agreements (16)

4.2	Form of Investor Warrant issued in connection with the private placement consummated on September 29, 2011(1)

4.4	Form of Executive Warrant(1)

4.5	Warrant issued to Joe Falco dated September 29, 2011(1)

4.6	Warrant issued to Great American Life Insurance Company dated September 29, 2011(1)

4.7	Warrant issued to Great American Insurance Company dated September 29, 2011(1)

4.8	Rights Agreement by and among Xcel Brands, Inc., Great American Life Insurance Company and Great American Insurance Company, dated September 29, 2011(1)

4.9	Form of Warrant issued in the June 5, 2013 private placement(3)

4.10	Warrant issued to Hilco Trading LLC dated December 23, 2014(11)

9.1	Amended and Restated Voting Agreement between Xcel Brands, Inc. and IM Ready-Made, LLC, dated as of December 24, 2011(3)(5)

9.2	Voting Agreement between Xcel Brands, Inc. and Judith Ripka Berk, dated as of April 1, 2014(7)

9.3	Voting Agreement dated as of December 22, 2014 by and between Xcel Brands, Inc. and H Company IP, LLC(10)

9.4	Voting Agreement dated as of December 22, 2014 by and between Xcel Brands, Inc. and Hilco Trading, LLC(10)

10.1+	Asset Purchase Agreement by and among Xcel Brands, Inc., IM Brands, LLC, IM Ready-Made, LLC, Isaac Mizrahi and Marisa Gardini, dated as of May 19, 2011, as amended on July 28, 2011, as amended on September 15, 2011, as amended on September 21, 2011, and as amended on September 29, 2011(1)

10.2	Subordinated Promissory Note between Xcel Brands, Inc. and IM Ready-Made, LLC, dated September 19, 2016(17)

10.3*	Second Amended and Restated Agreement and Consent to Assignment by and among QVC, Inc., IM Brands, LLC, IM Ready-Made, LLC, Xcel Brands, Inc. and Isaac Mizrahi, dated September 28, 2011(2)

Exhibit Number	Description

10.4	Assignment and Assumption, New York Landlord Consent by and among Adler Holdings III, LLC, IM Ready-Made, LLC and Xcel Brands, Inc., dated September 29, 2011, and Guaranty by IM Brands, Inc., dated September 29, 2011(1)

10.5+	Agreement of Merger and Plan Reorganization by and among NetFabric Holdings, Inc., NetFabric Acquisition Corp., and Xcel Brands, Inc., dated September 29, 2011(1)

10.6	Employment Agreement entered into with Isaac Mizrahi, dated December 24, 2013(5)

10.7	First Amendment to Employment Agreement entered into with Isaac Mizrahi made as of December 2, 2015(13)

10.8*	Amendment No. 1 to Second Amended and Restated Agreement and Consent to Assignment by and among QVC, Inc., IM Brands, LLC, IM Ready-Made, LLC, Xcel Brands, Inc. and Isaac Mizrahi, dated September 28, 2011(4)

10.9	Second Amended and Restated Employment Agreement between the Company and Robert D’Loren(8)

10.10	Second Amended and Restated Employment Agreement between the Company and James Haran(8)

10.11	Second Amended and Restated Employment Agreement between the Company and Seth Burroughs(8)

10.12	Employment Agreement dated January 24, 2017 by and between the Company and Giuseppe Falco.(18)

10.13	Amended and Restated Fifth Amendment, entered into as of March 14, 2014 and effective as of December 24, 2013, to the Asset Purchase Agreement filed as Exhibit 10.1(6)

10.14	Employment Agreement entered into with Judith Ripka Berk as of April 1, 2014.(7)

10.15+	Asset Purchase Agreement by and among Xcel Brands, Inc., JR Licensing, LLC, Judith Ripka Creations, Inc., Judith Ripka Companies Inc., Judith Ripka Designs, LTD, JSB Marketing Corp. and Judith Ripka Berk entered into as of April 1, 2014(7)

10.16+	Asset Purchase Agreement by and among Xcel Brands, Inc., H. Licensing, LLC and H Company IP LLC and House of Halston, LLC entered into on December 22, 2014(10)

10.17	Sublease Agreement, dated as of July 8, 2015, by and between Xcel Brands, Inc. and GBG USA Inc.(12)

10.18	Amended and Restated Loan and Security Agreement by and among Bank Hapoalim B.M., as agent, the financial institution party thereto as lenders, Xcel Brands, Inc. and IM Brands, LLC, JR Licensing, LLC, H Licensing, LLC, C Wonder Licensing LLC, Xcel Design Group, LLC, IMNY Retail Management. LLC. IMNY E-Store USA, LLC, as guarantors (14)

10.19	Consulting Agreement entered into as of January 31, 2017 between Jones, Texas, Inc. and the Company(19)

21.1	Subsidiaries of the Registrant(15)

23.1	Consent of Independent Registered Public Accounting Firm(20)

31(i).1	Rule 13a-14(a)/15d-14(a) Certification (CEO) (20)

31(i).2	Rule 13a-14(a)/15d-14(a) Certification (CFO) (20)

32(i).1	Section 1350 Certification (CEO) (20)

32(i).2	Section 1350 Certification (CEO) (20)

101.INS	XBRL Instance Document(20)

Exhibit Number	Description

101.SCH	XBRL Taxonomy Schema(20)

101.CAL	XBRL Taxonomy Calculation Linkbase(20)

101.DEF	XBRL Taxonomy Definition Linkbase(20)

101.LAB	XBRL Taxonomy Label Linkbase(20)

101.PRE	XBRL Taxonomy Presentation Linkbase(20)

(1)	This Exhibit is incorporated by reference to the appropriate exhibit to the Current Report on Form 8-K, which was filed with the SEC on October 5, 2011.

(2)	This Exhibit is incorporated by reference to the appropriate exhibit to the Current Report filed on Form 8-K/A, which was filed with the SEC on February 7, 2012.

(3)	This Exhibit is incorporated by reference to the appropriate exhibit to the Current Report on Form 8-K, which was filed with the SEC on June 7, 2013.

(4)	This Exhibit is incorporated by reference to the appropriate exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, which was filed with the SEC on August 13, 2013.

(5)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on December 24, 2013.

(6)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on March 20, 2014.

(7)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on April 9, 2014.

(8)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on October 3, 2014.

(9)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on November 7, 2014.

(10)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on December 24, 2014.

(11)	This Exhibit is incorporated by reference to the appropriate exhibit to the Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 31, 2015.

(12)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on July 14, 2015.

(13)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on December 17, 2015.

(14)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on March 3, 2016.

(15)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 17, 2016.

(16)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Definitive Proxy Statement on Form 14A, which was filed with the SEC on August 15, 2016.

(17)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on September 23, 2016.

(18)	This Exhibit is incorporated by reference to the Current Report on Form 8-K, which was filed with the SEC on January 26, 2017.

(19)	This exhibit is incorporated by reference to the Registration Statement on Form S-3 (N. 333-216009), which was filed with the SEC on February 3, 2017.

(20)	Filed herewith.

*	Portions of this exhibit have been omitted pursuant to a Request for Confidential Treatment and filed separately with the SEC. Such portions are designated “***”.

+	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Xcel Brands, Inc. hereby undertakes to furnish supplementally to the SEC copies of any of the omitted schedules and exhibits upon request by the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 23, 2017	/s/ Robert W. D’Loren
Robert W. D’Loren, Chairman, President,
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title
/s/ Robert W. D’Loren	Chief Executive Officer and Chairman	March 23, 2017
Robert W. D’Loren	(Principal Executive Officer)

/s/ James Haran	Chief Financial Officer	March 23, 2017
James Haran	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael R. Francis	Director	March 23, 2017
Michael R. Francis

/s/ Benjamin Malka	Director	March 23, 2017
Benjamin Malka

/s/ Mark DiSanto	Director	March 23, 2017
Mark DiSanto

/s/ Richard Kirschenbaum	Director	March 23, 2017
Richard Kirschenbaum

/s/ Edward Jones, III	Director	March 23, 2017
Edward Jones, III

/s/ Howard Liebman	Director	March 23, 2017
Howard Liebman