Form 10-Q
period 2017-03-31
XCel Brands, Inc.
filed 2017-05-11
CIK 1083220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

As of May 5, 2017, there were 18,447,692 shares of common stock, $.001 par value per share, of the issuer outstanding.

XCEL BRANDS, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
		(Note 1)
Assets
Current Assets:
Cash and cash equivalents	$10,201	$14,127
Accounts receivable, net	8,706	6,969
Prepaid expenses and other current assets	887	807
Total current assets	19,794	21,903
Property and equipment, net	2,624	2,600
Trademarks and other intangibles, net	110,955	111,220
Goodwill	12,371	12,371
Restricted cash	1,509	1,509
Other assets	1,514	1,517
Total non-current assets	128,973	129,217
Total Assets	$148,767	$151,120

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$2,228	$1,523
Accrued payroll	833	2,185
Deferred revenue	75	234
Current portion of long-term debt	6,193	6,427
Total current liabilities	9,329	10,369
Long-Term Liabilities:
Long-term debt, less current portion	23,817	25,495
Deferred tax liabilities, net	7,357	6,901
Other long-term liabilities	2,202	2,181
Total long-term liabilities	33,376	34,577
Total Liabilities	42,705	44,946

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 35,000,000 shares authorized at March 31, 2017 and December 31, 2016, and 18,447,692 and 18,644,982 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	18	19
Paid-in capital	97,642	97,354
Retained earnings	8,402	8,801
Total Stockholders' Equity	106,062	106,174

Total Liabilities and Stockholders' Equity	$148,767	$151,120

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2017	2016
		(Note 1)

Net revenues	$8,430	$8,361

Operating costs and expenses
Salaries, benefits and employment taxes	4,367	4,210
Other design and marketing costs	871	829
Other selling, general and administrative expenses	1,280	1,345
Stock-based compensation	1,083	1,212
Depreciation and amortization	394	426
Total operating costs and expenses	7,995	8,022

Operating income	435	339

Interest and finance expense
Interest expense - term debt	328	311
Other interest and finance charges	50	124
Total interest and finance expense	378	435

Income (loss) before income taxes	57	(96)

Income tax provision (benefit)	456	(51)

Net loss	$(399)	$(45)

Basic and diluted net loss per share	$(0.02)	$(0.00)

Basic and diluted weighted average common shares outstanding	18,674,943	18,458,748

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months Ended March 31,
	2017	2016
		(Note 1)
Cash flows from operating activities
Net loss	$(399)	$(45)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	394	426
Amortization of deferred finance costs	50	46
Stock-based compensation	1,083	1,212
Amortization of note discount	9	80
Deferred income tax provision (benefit)	456	(51)
Changes in operating assets and liabilities:
Accounts receivable	(1,737)	(1,534)
Prepaid expenses and other assets	(83)	(66)
Accounts payable, accrued expenses and other current liabilities	(647)	(1,110)
Deferred revenue	(159)	(557)
Other liabilities	21	297
Net cash used in operating activities	(1,012)	(1,302)

Cash flows from investing activities
Cost to acquire intangible assets	(18)	-
Purchase of property and equipment	(135)	(246)
Net cash used in investing activities	(153)	(246)

Cash flows from financing activities
Proceeds from exercise of stock options and warrants	-	20
Shares repurchased including vested restricted stock in exchange for
withholding taxes	(795)	(302)
Payment of deferred finance costs	(7)	(69)
Payment of long-term debt	(1,959)	(2,125)
Payment of earn-out obligations	-	(250)
Net cash used in financing activities	(2,761)	(2,726)

Net decrease in cash, cash equivalents, and restricted cash	(3,926)	(4,274)

Cash, cash equivalents, and restricted cash at beginning of period	15,636	17,969

Cash, cash equivalents, and restricted cash at end of period	$11,710	$13,695

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$10,201	$12,586
Restricted cash	1,509	1,109
Total cash, cash equivalents, and restricted cash	$11,710	$13,695

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$110	$112
Cash paid during the period for interest	$370	$270

See Notes to Unaudited Condensed Consolidated Financial Statements.

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2017
(Unaudited)

1.	Nature of Operations, Background, and Basis of Presentation

The accompanying condensed balance sheet as of December 31, 2016 (which has been derived from audited financial statements) and the unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the United States Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited consolidated financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations, financial position, and cash flows of Xcel Brands, Inc. and its subsidiaries (the “Company”). The results of operations for the interim periods presented herein are not necessarily indicative of the results for the entire fiscal year or for any future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 24, 2017.

The Company is a media and brand management company engaged in the design, production, licensing, marketing, and direct to consumer sales of branded apparel, footwear, accessories, jewelry, home goods, and other consumer products, and the acquisition of dynamic consumer lifestyle brands. Currently, the Company’s brand portfolio consists of the Isaac Mizrahi brand (the "Isaac Mizrahi Brand"), the Judith Ripka brand (the “Ripka Brand”), the H by Halston and H Halston brands (collectively, the “H Halston Brands”), the C Wonder brand (the “C Wonder Brand”), and the Highline Collective brand.

The Company licenses its brands to third parties, provides certain design, production, and marketing services, and generates licensing, design, and service fee revenues through contractual arrangements and other agreements with manufacturers and retailers. These activities include licensing its own brands for promotion and distribution through a ubiquitous retail sales strategy, which encompasses distribution through interactive television, the internet, and traditional brick-and-mortar retail channels.

Certain reclassifications have been made to the prior period unaudited condensed consolidated financial statements to conform to the current period presentation, including:

•	Presentation of e-commerce gross margin within total net revenues on the condensed consolidated statements of operations. Of the $70,000 of costs previously presented as cost of goods sold for the three months ended March 31, 2016, $31,000 has been reclassified to net revenues, and $39,000 has been reclassified to other selling, general and administrative expenses.
•	Presentation of restricted cash on the condensed consolidated statements of cash flows, as a result of the early adoption of Accounting Standards Update No. 2016-18 in the fourth quarter of 2016.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

2.	Trademarks, Goodwill and Other Intangibles

Trademarks and other intangibles, net consist of the following:

		March 31, 2017
($ in thousands)	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks (indefinite-lived)	n/a	$96,694	$-	$96,694
Trademarks (definite-lived)	15 years	15,463	1,716	13,747
Licensing agreements	4 years	2,000	2,000	-
Non-compete agreement	7 years	562	181	381
Copyrights and other intellectual property	10 years	190	57	133
Total		$114,909	$3,954	$110,955

		December 31, 2016
($ in thousands)	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks (indefinite-lived)	n/a	$96,676	$-	$96,676
Trademarks (definite-lived)	15 years	15,463	1,459	14,004
Licensing agreements	4 years	2,000	2,000	-
Non-compete agreement	7 years	562	160	402
Copyrights and other intellectual property	10 years	190	52	138
Total		$114,891	$3,671	$111,220

Amortization expense for intangible assets was $283,000 and $282,000 for the quarter ended March 31, 2017 (the “Current Quarter”) and the quarter ended March 31, 2016 (the “Prior Year Quarter”), respectively.

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

QVC Agreements

Under the Company’s agreements with QVC, QVC is required to pay the Company fees based primarily on a percentage of its net sales of Isaac Mizrahi, Ripka, H Halston, and C Wonder branded merchandise. QVC royalty revenue represents a significant portion of the Company’s total revenues. Revenues from QVC totaled $7.30 million and $7.31 million for the Current Quarter and Prior Year Quarter, respectively, representing approximately 87% and 87% of the Company’s total revenues, respectively. As of March 31, 2017 and December 31, 2016, the Company had receivables from QVC of $7.25 million and $5.89 million, respectively, representing approximately 83% and 85% of the Company’s total receivables, respectively.

4.	Debt

The Company’s net carrying amount of debt is comprised of the following:

($ in thousands)	March 31, 2017	December 31, 2016
Xcel Term Loan	$24,000	$25,250
Unamortized deferred finance costs related to term loan	(472)	(509)
IM Seller Note	2,918	3,627
Ripka Seller Notes	514	504
Contingent obligation - JR Seller	200	200
Contingent obligation - CW Seller	2,850	2,850
Total	30,010	31,922
Current portion (i)	6,193	6,427
Long-term debt	$23,817	$25,495

(i)	The current portion of long-term debt as of March 31, 2017 consists of (a) $4.750 million related to the Xcel Term Loan and (b) $1.443 million related to the IM Seller Note.

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

On February 24, 2017, Xcel and BHI amended the terms of the Loan Agreement (the “Amended Loan Agreement”). Under this amendment, principal payments for the year ending December 31, 2017 were increased by a total of $1,000,000, principal payments for the year ending December 31, 2021 were decreased by $1,000,000, and the minimum EBITDA (as defined in the Amended Loan Agreement) requirement for the year ended December 31, 2016 was eliminated. There were no changes to the total principal balance, interest rate, maturity date, or other terms of the Loan Agreement. Management assessed and determined that this amendment represented a debt modification and, accordingly, no gain or loss was recorded.

The Xcel Term Loan matures on January 1, 2021. Principal on the Xcel Term Loan is payable in quarterly installments on each of January 1, April 1, July 1 and October 1. The aggregate remaining annual principal payments under the Amended Loan Agreement are as follows:

($ in thousands)	Amount of
Principal
Year Ending December 31,	Payment
2017 (April 1 through December 31)	$3,750
2018	4,000
2019	4,000
2020	4,000
2021	8,250
Total	$24,000

Under the Amended Loan Agreement, the Company has the right to prepay the Xcel Term Loan, provided that any prepayment of less than all of the outstanding balance shall be applied to the remaining amounts due in inverse order of maturity. If the Xcel Term Loan is prepaid on or prior to the third anniversary of the closing date (including as a result of an event of default), the Company shall pay an early termination fee equal to the principal amount outstanding under the Term Loan on the date of prepayment, multiplied by: (i) two percent (2.00%) if the Xcel Term Loan is prepaid on or after the closing date and on or before the second anniversary of the closing date; or (ii) one percent (1.00%) if the Xcel Term Loan is prepaid after the second anniversary of the closing date and on or before the third anniversary of the closing date.

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

Xcel’s obligations under the Amended Loan Agreement are guaranteed by the Guarantors and secured by all of the assets of Xcel and the Guarantors (as well as any subsidiary formed or acquired that becomes a credit party to the Amended Loan Agreement) and, subject to certain limitations contained in the Amended Loan Agreement, equity interests of the Guarantors (as well as any subsidiary formed or acquired that becomes a credit party to the Amended Loan Agreement).

The Amended Loan Agreement contains customary covenants, including reporting requirements, trademark preservation, and the following financial covenants of the Company (on a consolidated basis with the Guarantors and any subsidiaries subsequently formed or acquired that become a credit party under the Amended Loan Agreement):

•	net worth (as defined in the Amended Loan Agreement) of at least $90,000,000 at the end of each fiscal quarter ending on June 30 and December 31 of each fiscal year;
•	liquid assets of at least $5,000,000, until such time as the ratio of indebtedness to EBITDA (as defined in the Amended Loan Agreement) is less than 1.00 to 1.00 and, in which event, liquid assets must be at least $3,000,000;
•	a fixed charge ratio of at least 1.20 to 1.00 for each fiscal quarter ended June 30 and December 31 for the twelve fiscal month period ending on such date;
•	capital expenditures shall not exceed (i) $2,650,000 for the year ending December 31, 2016 and (ii) $700,000 for any fiscal year thereafter; and
•	EBITDA (as defined in the Amended Loan Agreement) of $9,000,000 for each fiscal year commencing January 1, 2017.

The Company was in compliance with all applicable covenants as of March 31, 2017.

Interest on the Xcel Term Loan accrues at a fixed rate of 5.1% per annum and is payable on each day on which the scheduled principal payments are required to be made. For the Current Quarter and Prior Year Quarter, the Company incurred interest expense on its senior term loan debt with BHI of $308,000 and $310,000, respectively.

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

The aggregate remaining annual principal payments under the IM Seller Note are as follows:

($ in thousands)	Amount of
Principal
Year Ending December 31,	Payment
2017 (April 1 through December 31)	$717
2018	1,459
2019	742
Total	$2,918

For the Current Quarter, the Company incurred interest expense of $20,000. For the Prior Year Quarter, the Company incurred interest expense of $72,000, which consisted solely of amortization of the discount on the IM Seller Note.

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

During 2015, the Company satisfied an aggregate $5,400,000 principal amount of the Ripka Seller Notes by issuing an aggregate 600,001 shares of the Company’s common stock to the respective holders of the Ripka Seller Notes. An aggregate $600,000 principal amount of the Ripka Seller Notes is due at maturity (March 31, 2019).

For both the Current Quarter and Prior Year Quarter, the Company incurred interest expense of approximately $9,000, which consisted solely of amortization of the discount on the Ripka Seller Notes.

Contingent Obligation – JR Seller (Ripka Earn-Out)

In connection with the purchase of the Ripka Brand, the Company agreed to pay Ripka additional consideration of up to $5 million in aggregate (the “Ripka Earn-Out”), payable in cash or shares of the Company’s common stock based on the fair market value of the Company’s common stock at the time of payment, and with a floor of $7.00 per share, based on the Ripka Brand achieving in excess of $1 million of net royalty income during each of the 12-month periods ending on October 1, 2016, 2017 and 2018, less the sum of all earn-out payments for any prior earn-out period. Net royalty income does not include any revenues generated by interactive television sales or any revenue accelerated as a result of termination of any license agreement. The Ripka Earn-Out of $3.78 million was recorded based on the difference between the fair value of the acquired assets of the Ripka Brand at the acquisition date and the total consideration paid.

On December 21, 2016, the Company entered into an agreement with the sellers of the Ripka Brand which amended the terms of the Ripka Earn-Out, such that the maximum amount of earn-out consideration was reduced to $375,000, of which $175,000 was payable in cash upon execution of the amendment, and $100,000 is payable in cash on each of May 15, 2018 and 2019. The payment of the remaining future payments of $200,000 under the earn-out is contingent upon the Ripka Brand achieving at least $6,000,000 of net royalty income from QVC during each of the 12-month periods ending on March 31, 2018 and 2019. The reduction of the Ripka Earn-Out liability from its previous carrying value of $3.78 million to $0.38 million resulted in a gain on reduction of contingent obligations in the fourth quarter of the fiscal year ended December 31, 2016 of approximately $3.41 million. The remaining expected value (which approximates fair value) of the Ripka Earn-Out of $0.20 million is recorded as long-term debt in the accompanying condensed consolidated balance sheets.

Contingent Obligations – CW Seller (C Wonder Earn-Out)

In connection with the purchase of the C Wonder Brand, the Company agreed to pay the seller additional consideration (the “C Wonder Earn-Out”), which would be payable, if at all, in cash or shares of common stock of the Company, at the Company’s sole discretion, after June 30, 2019, with a value based on the royalties related directly to the assets the Company acquired pursuant to the purchase agreement. The value of the earn-out shall be calculated as the positive amount, if any, of (i) two times (A) the maximum net royalties as calculated for any single twelve month period commencing on July 1 and ending on June 30 between the closing date and June 30, 2019 (each, a “Royalty Target Year”) less (B) $4,000,000, plus (ii) two times the maximum royalty determined based on a percentage of retail and wholesale sales of C Wonder branded products by the Company as calculated for any single Royalty Target Year. The C Wonder Earn-Out of $2.85 million is recorded in the accompanying condensed consolidated balance sheets based on the probability of the C Wonder Brand achieving certain net royalty income targets within the earn-out periods and then calculating the present value of the weighted average payment amount. In accordance with Accounting Standards Codification Topic 480, the C Wonder Earn-Out obligation is classified as a liability in the accompanying condensed consolidated balance sheets because of the variable number of shares payable under the agreement.

As of March 31, 2017 and December 31, 2016, total contingent obligations were $3.05 million.

5.	Stockholders’ Equity

2011 Equity Incentive Plan

The Company’s 2011 Equity Incentive Plan, as amended and restated (the “Plan”), is designed and utilized to enable the Company to provide its employees, officers, directors, consultants, and others whose past, present, and/or potential contributions to the Company have been, are, or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company. A total of 13,000,000 shares of common stock are eligible for issuance under the Plan. The Plan provides for the grant of any or all of the following types of awards: stock options, restricted stock, deferred stock, stock appreciation rights, and other stock-based awards. The Plan is administered by the Company’s Board of Directors, or, at the Board’s discretion, a committee of the Board.

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

Forfeitures are accounted for as a reduction of compensation cost in the period when such forfeitures occur.

Stock Options

Options granted under the Plan expire at various times – either five, seven, or ten years from the date of grant, depending on the particular grant.

On January 1, 2017, the Company granted options to purchase an aggregate of 150,000 shares of common stock to a certain key employee. The exercise price of the options is $5.50 per share, and one-third of the options will vest on each of January 1, 2018, January 1, 2019, and January 1, 2020.

On January 24, 2017, the Company granted options to purchase an aggregate of 500,000 shares of common stock to a certain executive. The exercise price of the options is $5.00 per share, and one-fifth of the options will vest on each of January 1, 2018, January 1, 2019, January 1, 2020, January 1, 2021, and January 1, 2022.

On March 31, 2017, the Company granted options to purchase an aggregate of 150,000 shares of common stock to non-management directors. The exercise price of the options is $2.70 per share, and 50% of the options will vest on each of April 1, 2018 and March 31, 2019.

The fair values of the options granted during the Current Quarter were estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected Volatility	33.80 – 35.20%
Expected Dividend Yield	0%
Expected Life (Term)	3.25 – 5.42 years
Risk-Free Interest Rate	1.55 – 2.02%

A summary of the Company’s stock options activity for the Current Quarter is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	2,436,000	$5.98	4.38	$-
Granted	800,000	4.66
Canceled	-	-
Exercised	-	-
Expired/Forfeited	(7,000)	5.80
Outstanding at March 31, 2017, and expected to vest	3,229,000	$5.66	4.76	$-
Exercisable at March 31, 2017	811,670	$6.01	3.86	$-

Compensation expense related to stock options for the Current Quarter and the Prior Year Quarter was approximately $302,000 and $18,000, respectively. Total unrecognized compensation expense related to unvested stock options at March 31, 2017 amounts to $3,040,000 and is expected to be recognized over a weighted average period of 2.77 years.

The following table summarizes the Company’s stock option activity for non-vested options for the Current Quarter:

	Number of Options	Weighted Average Grant Date Fair Value
Balance at January 1, 2017	2,294,667	$1.39
Granted	800,000	1.09
Vested	(670,337)	1.49
Forfeited or Canceled	(7,000)	1.49
Balance at March 31, 2017	2,417,330	$1.31

Warrants

Warrants granted under the Plan expire at various times – either five, seven, or ten years from the date of grant, depending on the particular grant.

As of March 31, 2017 and December 31, 2016, there were 1,966,743 warrants outstanding and exercisable, with a weighted average exercise price of $6.76 per share, and an aggregate intrinsic value of zero. The weighted average remaining contractual life of the warrants outstanding and exercisable at March 31, 2017 and December 31, 2016 was 2.56 and 2.81 years, respectively.

There were no warrants to purchase shares of common stock granted, canceled, exercised, or expired/forfeited during the Current Quarter. No compensation expense was recognized in the Current Quarter or Prior Year Quarter related to warrants.

Restricted Stock

On January 31, 2017, the Company issued 50,000 shares of restricted stock to a consulting firm whose controlling shareholder is a director of the Company. Of the 50,000 shares of restricted stock granted, 25,000 shares vested immediately and 25,000 shares shall vest on January 31, 2018. See Note 8, Related Party Transactions, for additional information.

On March 31, 2017, the Company issued to non-management directors an aggregate of 48,000 shares of restricted stock. The shares of restricted stock will vest evenly over two years, whereby 50% shall vest on March 31, 2018 and 50% shall vest on March 31, 2019.

Notwithstanding the foregoing, each executive and director grantee may extend the first anniversary of all or a portion of the restricted stock by six months and, thereafter one or more times may further extend such date with respect to all or a portion of the restricted stock until the next following date six months or twelve months hence, by providing written notice of such election to extend such date with respect to all or a portion of the restricted stock prior to such date.

A summary of the Company’s restricted stock activity for the Current Quarter is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	3,171,685	$5.12
Granted	98,000	3.29
Canceled	-	-
Vested	(683,251)	4.23
Expired/Forfeited	(750)	5.80
Outstanding at March 31, 2017	2,585,684	$5.28

Compensation expense related to restricted stock grants for the Current Quarter and Prior Year Quarter was $781,000 and $1,194,000, respectively. Total unrecognized compensation expense related to unvested restricted stock grants at March 31, 2017 amounts to $1,530,000 and is expected to be recognized over a weighted average period of 1.68 years.

Shares Available Under the Company’s 2011 Equity Incentive Plan

At March 31, 2017, there were 5,532,131 shares of common stock available for issuance under the Plan.

Shares Reserved for Issuance

At March 31, 2017, there were 10,727,874 shares of common stock reserved for issuance pursuant to unexercised warrants and stock options, or available for issuance under the Plan.

Dividends

The Company has not paid any dividends to date.

6.	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Weighted-average basic shares outstanding for the three months ended March 31, 2017 and 2016 were 18,674,943 and 18,458,748, respectively.

Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period, including stock options and warrants, using the treasury stock method. Diluted EPS excludes all potentially dilutive shares of common stock if their effect is anti-dilutive. As a result of the net loss presented for the Current Quarter and Prior Year Quarter, the Company calculated diluted earnings per share using basic weighted-average shares outstanding for those periods, as utilizing diluted shares would be anti-dilutive to loss per share.

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2017	2016
Stock options and warrants	5,195,743	3,266,500

7.	Income Tax

The effective income tax rate for the Current Quarter and the Prior Year Quarter was approximately 800% and 53%, respectively, resulting in an income tax provision (benefit) of $456,000 and $(51,000), respectively.

In the Current Quarter, the effective tax rate was primarily attributable to the tax impact from the vesting of restricted shares of common stock, which was treated as a discrete item for tax purposes. This item increased the effective rate by 737% for the Current Quarter. The effective tax rate was also attributable to recurring permanent differences. Based on the amount of income before income taxes compared to the recurring permanent differences, the effective rate increased by 29% for the Current Quarter.

In the Prior Year Quarter, the effective tax rate was attributable to recurring permanent differences. Based on the amount of loss before income taxes compared to the permanent differences, the effective rate increased by 19% for the Prior Year Quarter.

8.	Related Party Transactions

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

On September 1, 2015, the Company entered into a license agreement with Lord and Taylor, LLC (the “L&T License”) and simultaneously amended the H Halston License Agreement eliminating HIP’s minimum guaranteed royalty obligations, provided the L&T License is in effect. In addition, the Company entered into a sublicense agreement with HIP obligating the Company to pay HIP a fee on an annual basis the greater of (i) 50% of royalties received under the L&T License from H Halston products or (ii) guaranteed minimum royalties. Provided that Lord & Taylor is paying the Company at least $1,000,000 per quarter under the L&T License, the remaining contractually required guaranteed minimum royalties are equal to $0.75 million, $0.75 million, $1.5 million, and $1.75 million for the twelve months ending January 31, 2018, 2019, 2020, and 2021, respectively. Cumulative fees paid to HIP by the Company or on the Company’s behalf through March 31, 2017 were $0.19 million.

The Company recorded $9,000 and $34,000 of HIP fees (as a reduction to net revenue) for the Current Quarter and the Prior Year Quarter, respectively.

HOH has also entered into an arrangement with another licensee of the Company to supply Halston-branded apparel for the subsequent sale of such product to end customers. Under the Company’s separate pre-existing licensing agreements in place with the aforementioned other licensee and with HIP as described above, the Company earns royalties on the sales of such Halston-branded products.

Edward Jones, III

During the Current Quarter and Prior Year Quarter, Edward Jones, III, a director of the Company, performed consulting services for and received compensation from a certain licensee of the Company. Under the terms of the Company’s agreement with this certain licensee, the licensee may supply the Company’s branded products to our other licensees. Under the terms of the Company’s separate pre-existing agreements with other licensees, the Company would earn royalties on the sales of such branded products sold to end customers.

On January 31, 2017, the Company entered into a two-year consulting agreement (the “QTR Consulting Agreement”) with Jones Texas, Inc. (“JTI”), whose controlling shareholder is Edward Jones, III, a director of the Company, pursuant to which JTI shall cause Mr. Jones to provide consulting services in connection with the Company’s quick-time-response fashion program and other projects. Pursuant to the QTR Consulting Agreement, the Company issued an aggregate of 50,000 shares of common stock to JTI, of which 25,000 shares vested immediately, and 25,000 shares shall vest on January 30, 2018; however, up to 25,000 shares of common stock are subject to forfeiture if the Company’s business with suppliers of women’s apparel is materially diminished, as defined in the QTR Consulting Agreement. The Company may issue an additional 28,334 shares of common stock to JTI if certain performance targets are met. The Company also paid JTI a cash consulting fee of $75,000 on January 30, 2017 and will pay an additional cash consulting fee of $75,000 to JTI on April 30, 2017.

9.	Facility Exit Costs

In June 2016, the Company relocated its corporate offices and operations from 475 Tenth Avenue in New York City to 1333 Broadway in New York City. In connection with the exit from its former office location, the Company recognized a liability at the exit and cease-use date for the remaining lease obligation associated with 475 Tenth Avenue, based on the remaining contractual lease payments less estimated sublease rentals, discounted to present value using a credit-adjusted risk-free rate. The Company recorded a net non-cash charge of approximately $648,000 associated with the recognition of this liability in the second quarter of 2016.

The remaining balance of the exit cost liability related to the former office space was approximately $737,000 as of March 31, 2017, of which $157,000 was recorded in other current liabilities and $580,000 was recorded in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. The balance of this liability will be paid out over a period of approximately 5 years, through February 2022.

A summary of the activity related to the exit cost liability for the Current Quarter is as follows:

($ in thousands)
Balance as of January 1, 2017	$783
Cash payments, net	(26)
Adjustment to liability (revision to estimated cash flows)	(25)
Accretion	5
Balance as of March 31, 2017	$737

10.	Subsequent Events

On April 28, 2017, the Company and QVC entered into an amendment to terminate the C Wonder QVC Agreement effective May 1, 2017 and commence a sell-off period. During the sell-off period, QVC remains obligated to pay royalties to the Company through January 31, 2018, and QVC retains exclusive rights with respect to C Wonder branded products for interactive television, excluding certain permitted international entities, through May 1, 2018.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements that are not historical facts contained in this report are forward-looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks are detailed in the Risk Section of our Form 10-K for the fiscal year ended December 31, 2016. The words “believe,” “anticipate,” “expect,” “continue,” “estimate,” “appear,” “suggest,” “goal,” “potential,” “predicts,” “seek,” “will,” “confident,” “project,” “provide,” “plan,” “likely,” “future,” “ongoing,” “intend,” “may,” “should,” “would,” “could,” “guidance,” and similar expressions identify forward-looking statements.

Overview

Xcel Brands, Inc. (“Xcel,” the “Company,” “we,” “us,” or “our”) is a media and brand management company engaged in the design, production, licensing, marketing, and direct to consumer sales of branded apparel, footwear, accessories, jewelry, home goods, and other consumer products, and the acquisition of dynamic consumer lifestyle brands. Currently, our brand portfolio consists of the Isaac Mizrahi, Judith Ripka, H Halston, C Wonder, and Highline Collective brands. We also managed and designed the Liz Claiborne New York brand (“LCNY brand”) through July 31, 2016. Going forward, we intend to focus on our wholly owned brands.

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

We license our brands to third parties, provide certain design, production, and marketing services, and generate licensing, design, and service fee revenues through contractual arrangements with manufacturers and retailers. This includes licensing our own brands for promotion and distribution through a ubiquitous-channel retail sales strategy, which includes distribution through interactive television, the internet, and traditional brick-and-mortar retail channels. We believe that this strategy distinguishes us from other brand management companies that rely primarily on their licensees for design, production, and distribution, and enables us to leverage the media reach of our interactive television partners, including through television, digital, and social media, to drive sales of products under our brands across distribution channels.

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

We believe our “virtual vertical” production platform provides significant competitive advantages compared with traditional wholesale apparel companies that design, manufacture, and distribute products. We remain focused on our core competencies of licensing, production, design, marketing, and brand development, while outsourcing manufacturing and the related inventory ownership to best-in-class partners. We believe that we offer 360 degrees of service for a comprehensive solution for our retail partners that addresses many of the challenges facing the retail industry today. We believe our platform is highly scalable due to our business model’s low overhead and working capital requirements, coupled with minimum guaranteed income levels through our multi-year licensing contracts. Additionally, we believe we can quickly integrate additional brands into our platform in order to leverage our design, production oversight, and marketing capabilities and retail and licensee relationships.

Summary of Operating Results

The three months ended March 31, 2017 (the “Current Quarter”) compared with the three months ended March 31, 2016 (the “Prior Year Quarter”)

Net Revenues

Current Quarter net revenues increased approximately $0.07 million to $8.43 million from $8.36 million in the Prior Year Quarter. This increase was primarily due to the combination of (i) higher revenues from our interactive television agreements of approximately $0.52 million and (ii) higher revenues related to our quick-time-response department store agreements of approximately $0.09 million. These increases were partially offset by a decrease in revenue of approximately $0.53 million associated with the management and design of the LCNY brand (for which our contract ended in July 2016).

Also included in net revenues for the Current Quarter and Prior Year Quarter was less than $0.01 million and $0.02 million, respectively, of gross margin (sales less cost of goods sold) related to e-commerce sales, which declined as the result of management’s decision to phase out of e-commerce.

Operating Costs and Expenses

Operating costs and expenses totaled $8.00 million for the Current Quarter, or essentially flat compared with $8.02 million for the Prior Year Quarter. Increases in salaries and design and marketing costs to support the ongoing growth of our business were more than offset by decreases in stock-based compensation, depreciation and amortization, and other general and administrative expenses.

Interest and Finance Expense

Interest and finance expense for the Current Quarter decreased by approximately $0.06 million to $0.38 million, compared with $0.44 million in the Prior Year Quarter. This decrease was primarily attributable to the change in interest recognized on the IM Seller Note (from an imputed rate of 9.0% to an interest rate of 2.2%) as a result of the amendment of the IM Seller Note in September 2016.

Income Tax Provision (Benefit)

The effective income tax rate for the Current Quarter was approximately 800% resulting in a $0.46 million income tax provision. During the Current Quarter, the effective tax rate was primarily attributable to the tax impact from the vesting of restricted shares of common stock, which was treated as a discrete item for tax purposes. This item increased the effective rate by 737%. The effective tax rate was also attributable to recurring permanent differences. Based on the amount of income before income taxes compared to the recurring permanent differences, the effective rate increased by 29%.

The effective income tax rate for the Prior Year Quarter was approximately 53% which resulted in a $0.05 million income tax benefit. For the Prior Year Quarter, the effective tax rate was attributable to recurring permanent differences. Based on the amount of loss before income taxes compared to the permanent differences, the effective rate increased by 19%.

Net Loss

The Company had a net loss of $0.40 million for the Current Quarter, compared with a net loss of $0.05 million for the Prior Year Quarter.

Non-GAAP Net Income, Non-GAAP Diluted EPS, and Adjusted EBITDA

We had non-GAAP net income of $1.11 million, or $0.06 per diluted share (“non-GAAP diluted EPS”) for the Current Quarter, compared with non-GAAP net income of $1.25 million, or non-GAAP diluted EPS of $0.07 for the Prior Year Quarter. Non-GAAP net income is a non-GAAP unaudited term, which we define as net income (loss), exclusive of stock-based compensation, non-cash interest expense from discounted debt related to acquired assets, loss on extinguishment of debt, gain on the reduction of contingent obligations, non-recurring facility exit charges, certain discrete tax items related to vesting or exercise of stock-based awards, and net income or loss from discontinued operations. Non-GAAP net income and non-GAAP diluted EPS measures do not include the tax effect of the aforementioned adjusting items, due to the nature of these items and the Company’s tax strategy.

We had Adjusted EBITDA of $1.94 million for the Current Quarter, compared with Adjusted EBITDA of $2.00 million for the Prior Year Quarter. Adjusted EBITDA is a non-GAAP unaudited measure, which we define as net income (loss) before stock-based compensation, interest expense and other financing costs, loss on extinguishment of debt, gain on the reduction of contingent obligations, income taxes, other state and local franchise taxes, depreciation and amortization, non-recurring facility exit charges, and net income or loss from discontinued operations.

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

The following table is a reconciliation of net loss (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net income:

	Three Months Ended March 31,
($ in thousands)	2017	2016
Net loss	$(399)	$(45)
Non-cash interest and finance expense	9	78
Stock-based compensation	1,083	1,212
Discrete tax items	420	-
Non-GAAP net income	$1,113	$1,245

The following table is a reconciliation of basic and diluted loss per share (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted EPS:

	Three Months Ended March 31,
	2017	2016
Basic and diluted loss per share	$(0.02)	$(0.00)
Non-cash interest and finance expense	0.00	0.01
Stock-based compensation	0.06	0.06
Discrete tax items	0.02	-
Non-GAAP diluted EPS	$0.06	$0.07
Non-GAAP weighted average diluted shares	19,042,018	19,141,968

The following table is a reconciliation of basic weighted average shares outstanding (presented in accordance with GAAP) to non-GAAP weighted average diluted shares:

	Three Months Ended March 31,
	2017	2016
Basic weighted average shares	18,674,943	18,458,748
Effect of exercising warrants	364,430	650,433
Effect of exercising stock options	2,645	32,787
Non-GAAP weighted average diluted shares	19,042,018	19,141,968

The following table is a reconciliation of net loss (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Three Months Ended March 31,
($ in thousands)	2017	2016
Net loss	$(399)	$(45)
Depreciation and amortization	394	426
Interest and finance expense	378	435
Income tax provision (benefit)	456	(51)
State and local franchise taxes	29	25
Stock-based compensation	1,083	1,212
Adjusted EBITDA	$1,941	$2,002

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund working capital needs, acquire new brands, and to a lesser extent, capital expenditures. At March 31, 2017 and December 31, 2016, our cash and cash equivalents were $10.20 million and $14.13 million, respectively.

Restricted cash at March 31, 2017 and December 31, 2016 consisted of (i) $1.11 million of cash deposited with Bank Hapoalim B.M. (“BHI”) as collateral for an irrevocable standby letter of credit associated with the lease of our current corporate office and operating facilities at 1333 Broadway, New York City, and (ii) $0.40 million of cash held as a security deposit for the sublease of our former corporate offices at 475 Tenth Avenue, New York City by us to a third party subtenant.

We expect that existing cash and operating cash flows will be adequate to meet our operating needs, debt service obligations (including debt service under the Amended Loan Agreement), and capital expenditure needs, for at least the twelve months subsequent to the filing date of this Quarterly Report on Form 10-Q. We are dependent on our licensees for substantially all of our revenues, and there is no assurance that the licensees will perform as projected.

Our business operating model does not require significant capital expenditures.

Our contingent obligation related to the C Wonder Brand (see Note 4, Debt in the Unaudited Condensed Consolidated Financial Statements) is payable in stock or cash, at the Company’s discretion. Payment of this obligation in stock would not affect our liquidity.

Changes in Working Capital

Our working capital (current assets less current liabilities) was $10.47 million and $11.53 million as of March 31, 2017 and December 31, 2016, respectively. Commentary on the components of our cash flows for the Current Quarter as compared with the Prior Year Quarter is set forth below.

Operating Activities

Net cash used in operating activities was approximately $1.01 million in the Current Quarter, compared with net cash used in operating activities of approximately $1.30 million in the Prior Year Quarter.

The Current Quarter’s cash used in operating activities was due to the combination of a net loss of $(0.40) million and the net change in operating assets and liabilities of approximately $(2.60) million, partially offset by non-cash expenses of approximately $1.99 million. Non-cash expenses mainly consisted of $1.08 million of stock-based compensation, $0.39 million of depreciation and amortization, $0.06 million of amortization of debt discount and deferred finance costs, and approximately $0.46 million of deferred income tax provision. The net change in operating assets and liabilities includes an increase in accounts receivable of $1.74 million, primarily attributable to the increase in revenues from the fourth quarter of 2016 to the Current Quarter, and a decrease in accounts payable, accrued expenses and other current liabilities of $0.65 million, largely due to bonus payouts.

The Prior Year Quarter’s cash used in operating activities was due to the combination of a net loss of $(0.05) million and the net change in operating assets and liabilities of $(2.97) million, partially offset by non-cash expenses of approximately $1.72 million. Non-cash expenses mainly consisted of $1.21 million of stock-based compensation, $0.43 million of depreciation and amortization, $0.13 million of amortization of debt discount and deferred finance costs, and $(0.05) million of deferred income tax benefit. The net change in operating assets and liabilities includes an increase in accounts receivable of $1.53 million, primarily attributable to the increases in revenues, and a decrease in accounts payable, accrued expenses and other current liabilities of $1.11 million, largely due to bonus payouts.

Investing Activities

Net cash used in investing activities for the Current Quarter was approximately $0.15 million, compared with approximately $0.25 million in the Prior Year Quarter. Cash used in investing activities for both the Current Quarter and Prior Year Quarter was primarily attributable to capital expenditures, which were higher in the Prior Year Quarter due to the build-out of our current corporate offices and operations facility (which we relocated to in June 2016).

Financing Activities

Net cash used in financing activities for the Current Quarter was approximately $2.76 million, compared with net cash used in investing activities for the Prior Year Quarter of approximately $2.73 million.

Net cash used in financing activities for the Current Year was primarily attributable to payments on our senior term debt obligation of $1.25 million, payment on our IM Seller Note obligation of $0.71 million, and shares repurchased including vested restricted stock in exchange for withholding taxes of $0.80 million.

Net cash used in financing activities for the Prior Year Quarter was primarily attributable to payments on our senior term debt obligations of $1.38 million, payment on our IM Seller Note obligation of $0.75 million, payment of the QVC Earn-Out obligation of $0.25 million, shares repurchased including vested restricted stock in exchange for withholding taxes of $0.30 million, and payment of deferred finance costs of $0.07 million.

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

In May 2017, we entered into a mutual agreement with QVC to terminate our interactive television license agreement for the C Wonder brand, under which QVC will remain obligated to pay royalties to us through January 2018, and QVC will retain exclusive rights with respect to C Wonder branded products for interactive television, excluding certain permitted international entities, through May 2018. We are pursuing new distribution channels and licensing partners, and intend to enter into new contractual agreements for the C Wonder brand.

In April 2016, we brought the IMNYC Isaac Mizrahi, H Halston, and Highline Collective brands to Lord & Taylor and Hudson’s Bay department stores through our quick-time-response direct-to-retail “virtual vertical” production platform. We launched the H Halston brand at Dillard’s department stores through our quick-time-response platform in April 2017, and plan to launch certain products under our other brands at Dillard’s retail stores in the future. We also intend to seek new opportunities, including expansion through interactive television, our “virtual vertical” production platform, additional domestic and international licensing arrangements, and acquiring additional brands.

Our success, however, will still remain largely dependent on our ability to build and maintain our brands’ awareness and contract with and retain key licensees, as well as our licensees’ ability to accurately predict upcoming fashion and design trends within their respective customer bases and fulfill the product requirements of their particular retail channels within the global marketplace. Unanticipated changes in consumer fashion preferences and purchasing patterns, slowdowns in the U.S. economy, changes in the prices of supplies, consolidation of retail establishments, and other factors noted in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC could adversely affect our licensees’ ability to meet and/or exceed their contractual commitments to us, and thereby adversely affect our future operating results.

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

Critical Accounting Policies

The preparation of our unaudited condensed consolidated financial statements in conformity with GAAP requires management to exercise judgment. We exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and disclosure of commitments and contingencies at the date of the financial statements. We evaluate our estimates and judgments on an on-going basis. We base our estimates and judgments on a variety of factors, including our historical experience, knowledge of our business and industry, and current and expected economic conditions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically re-evaluate our estimates and assumptions with respect to these judgments and modify our approach when circumstances indicate that modifications are necessary. While we believe that the factors we evaluate provide us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate. Because the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 24, 2017, for a discussion of our critical accounting policies. During the three months ended March 31, 2017, there were no material changes to these policies.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2017, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2017 such that the information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

B. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

There have not been any significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We operate in a highly competitive industry that involves numerous known and unknown risks and uncertainties that could impact our operations. The risks described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2017, pursuant to a consulting agreement, we issued 50,000 shares of common stock to Jones Texas, Inc., of which Edward Jones, III, a director of our Company, is the controlling shareholder. This issuance will be registered under the Securities Act. The issuance was not considered a “public offering” as defined in Section 4(a)(2) of the Securities Act due to the insubstantial number of persons involved, size of the offering, manner of the offering, and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, Jones Texas, Inc. had the necessary investment intent as required by Section 4(a)(2) because it agreed to receive share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, the issuance of these shares met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act for this transaction.

The following table provides information with respect to shares of common stock we repurchased during the three months ended March 31, 2017:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program
March 1, 2017 to March 31, 2017 (i)	291,790	$2.70	-
Total	291,790	$2.70	-

(i)	The shares were exchanged from employees and directors in connection with the income tax withholding obligations on behalf of such employees and directors from the vesting of restricted stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

Date: May 11, 2017	By:	/s/ Robert W. D’Loren
Name: Robert W. D’Loren
Title: Chairman and Chief Executive Officer

	By:	/s/ James Haran
Name: James Haran
Title: Chief Financial Officer and Vice President

