Form 10-Q
period 2017-06-30
XCel Brands, Inc.
filed 2017-08-10
CIK 1083220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number: 001-37527

XCEL BRANDS, INC.

(Exact name of registrant as specified in its charter)

Delaware	0076-0307819
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

As of August 7, 2017, there were 18,471,001 shares of common stock, $.001 par value per share, of the issuer outstanding.

XCEL BRANDS, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	(Unaudited)	(Note 1)
Assets
Current Assets:
Cash and cash equivalents	$7,621	$14,127
Accounts receivable, net	8,748	6,969
Prepaid expenses and other current assets	876	807
Total current assets	17,245	21,903
Property and equipment, net	2,520	2,600
Trademarks and other intangibles, net	110,673	111,220
Goodwill	12,371	12,371
Restricted cash	1,509	1,509
Other assets	1,505	1,517
Total non-current assets	128,578	129,217
Total Assets	$145,823	$151,120

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$1,054	$1,523
Accrued payroll	1,261	2,185
Deferred revenue	73	234
Current portion of long-term debt	3,943	6,427
Current portion of long-term debt, contingent obligations	100	-
Total current liabilities	6,431	10,369
Long-Term Liabilities:
Long-term debt, less current portion	22,019	25,495
Deferred tax liabilities, net	7,914	6,901
Other long-term liabilities	2,472	2,181
Total long-term liabilities	32,405	34,577
Total Liabilities	38,836	44,946

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 35,000,000 shares authorized at June 30, 2017 and December 31, 2016, and 18,471,001 and 18,644,982 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	18	19
Paid-in capital	98,354	97,354
Retained earnings	8,615	8,801
Total Stockholders' Equity	106,987	106,174

Total Liabilities and Stockholders' Equity	$145,823	$151,120

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Net revenues	$8,370	$9,112	$16,800	$17,473

Operating costs and expenses
Salaries, benefits and employment taxes	4,360	4,217	8,727	8,427
Other design and marketing costs	645	831	1,516	1,660
Other selling, general and administrative expenses	1,134	2,020	2,414	3,365
Stock-based compensation	723	1,453	1,806	2,665
Depreciation and amortization	390	359	784	785
Total operating costs and expenses	7,252	8,880	15,247	16,902

Operating income	1,118	232	1,553	571

Interest and finance expense
Interest expense - term debt	304	352	632	663
Other interest and finance charges	44	178	94	302
Total interest and finance expense	348	530	726	965

Income (loss) before income taxes	770	(298)	827	(394)

Income tax provision (benefit)	557	(208)	1,013	(259)

Net income (loss)	$213	$(90)	$(186)	$(135)

Basic net income (loss) per share	$0.01	$(0.00)	$(0.01)	$(0.01)

Diluted net income (loss) per share	$0.01	$(0.00)	$(0.01)	$(0.01)

Basic weighted average common shares outstanding	18,449,210	18,671,648	18,561,453	18,565,198
Diluted weighted average common shares outstanding	18,813,044	18,671,648	18,561,453	18,565,198

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months Ended June 30,
	2017	2016

Cash flows from operating activities
Net loss	$(186)	$(135)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	784	785
Amortization of deferred finance costs	99	94
Stock-based compensation	1,806	2,665
Amortization of note discount	19	158
Deferred income tax	1,013	(259)
Non-cash property exit charge	-	648
Changes in operating assets and liabilities:
Accounts receivable	(1,779)	(2,484)
Prepaid expenses and other assets	(67)	92
Accounts payable, accrued expenses and other current liabilities	(1,394)	449
Deferred revenue	(161)	(558)
Other liabilities	290	875
Net cash provided by operating activities	424	2,330

Cash flows from investing activities
Cost to acquire intangible assets	(18)	-
Purchase of property and equipment	(140)	(1,718)
Net cash used in investing activities	(158)	(1,718)

Cash flows from financing activities
Proceeds from exercise of stock options	-	20
Shares repurchased including vested restricted stock in exchange for withholding taxes	(806)	(302)
Payment of deferred finance costs	(7)	(69)
Payment of long-term debt	(5,959)	(3,000)
Payment of QVC earn-out obligation	-	(250)
Net cash used in financing activities	(6,772)	(3,601)

Net decrease in cash and cash equivalents	(6,506)	(2,989)

Cash, cash equivalents, and restricted cash at beginning of period	15,636	17,969

Cash, cash equivalents, and restricted cash at end of period	$9,130	$14,980

Reconciliation to amounts on condensed consolidated balance sheets:
Cash and cash equivalents	$7,621	$13,471
Restricted cash	1,509	1,509
Total cash, cash equivalents, and restricted cash	$9,130	$14,980

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$144	$118
Cash paid during the period for interest	$677	$560

See Notes to Unaudited Condensed Consolidated Financial Statements.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

1.	Nature of Operations, Background, and Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2016 (which has been derived from audited financial statements) and the unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the United States Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited consolidated financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations, financial position, and cash flows of Xcel Brands, Inc. (“Xcel”) and its subsidiaries (the “Company”). The results of operations for the interim periods presented herein are not necessarily indicative of the results for the entire fiscal year or for any future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 24, 2017.

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

Certain reclassifications have been made to the prior period unaudited condensed consolidated financial statements to conform to the current period presentation, including:

•	Presentation of e-commerce gross margin within total net revenues on the condensed consolidated statements of operations. Of the $36,000 of costs previously presented as cost of goods sold for the three months ended June 30, 2016, $4,000 has been reclassified to net revenues, and $32,000 has been reclassified to other selling, general and administrative expenses. Of the $106,000 of costs previously presented as cost of goods sold for the six months ended June 30, 2016, $35,000 has been reclassified to net revenues, and $71,000 has been reclassified to other selling, general and administrative expenses.
•	Presentation of restricted cash on the condensed consolidated statements of cash flows, as a result of the early adoption of Accounting Standards Update No. 2016-18 in the fourth quarter of 2016.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2017-09, Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following conditions are met: (i) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. This new accounting guidance is effective for public companies for fiscal years beginning after December 15, 2017 (i.e., calendar years beginning on January 1, 2018), including interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating the impact that the adoption of ASU 2017-09 will have on the Company’s consolidated financial statements.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. This new revenue standard may be applied retrospectively to each prior period presented, or retrospectively with the cumulative effect recognized as of the date of adoption. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date (“ASU 2015-14”), which defers implementation of ASU 2014-09 by one year. Under such deferral, the adoption of ASU 2014-09 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted, but not before our original effective date of January 1, 2017. Our evaluation of the impact of the adoption of ASU 2014-09 on our consolidated financial statements is ongoing and our implementation efforts have included the identification of revenue within the scope of the guidance and the evaluation of applicable revenue contracts. Currently, based on our preliminary analyses, we do not expect the adoption of ASU 2014-09 to result in material differences from the Company’s current revenue recognition policies; however, our analyses are not final. The Company recognizes revenue continuously over time as it satisfies its continuous obligation of granting access to its licensed intellectual properties. Revenue, depending on the contract, is recognized ratably over each contract year as the performance occurs based on the greater of the guaranteed minimum payments, sales-based payments, or performance based payments, with each contract year treated as separate from the other years.

2.	Trademarks, Goodwill and Other Intangibles

Trademarks and other intangibles, net consist of the following:

		June 30, 2017
($ in thousands)	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks (indefinite-lived)	n/a	$96,694	$-	$96,694
Trademarks (definite-lived)	15 years	15,463	1,973	13,490
Licensing agreements	4 years	2,000	2,000	-
Non-compete agreement	7 years	562	201	361
Copyrights and other intellectual property	10 years	190	62	128
Total		$114,909	$4,236	$110,673

		December 31, 2016
($ in thousands)	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks (indefinite-lived)	n/a	$96,676	$-	$96,676
Trademarks (definite-lived)	15 years	15,463	1,459	14,004
Licensing agreements	4 years	2,000	2,000	-
Non-compete agreement	7 years	562	160	402
Copyrights and other intellectual property	10 years	190	52	138
Total		$114,891	$3,671	$111,220

Amortization expense for intangible assets was approximately $282,000 for each of the quarters ended June 30, 2017 (the “Current Quarter”) and June 30, 2016 (the “Prior Year Quarter”). Amortization expense for intangible assets for the six months ended June 30, 2017 (“Current Six Months”) and the six months ended June 30, 2017 (the “Prior Year Six Months”) was approximately $565,000 and $564,000, respectively.

The trademarks related to the Isaac Mizrahi Brand, the Ripka Brand, and the H Halston Brands have been determined to have indefinite useful lives and, accordingly, no amortization has been recorded for these assets.

The Company has $12.371 million of goodwill related to the 2011 acquisition of the Isaac Mizrahi business. There was no change in goodwill during the Current Six Months.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

3.	Significant Contracts

QVC Agreements

Under the Company’s agreements with QVC, QVC is required to pay the Company fees based primarily on a percentage of its net sales of Isaac Mizrahi, Ripka, H Halston, and C Wonder branded merchandise. QVC royalty revenue represents a significant portion of the Company’s total revenues. Net revenues from QVC totaled $6.78 million and $7.72 million for the Current Quarter and Prior Year Quarter, respectively, representing approximately 81% and 85% of the Company’s net revenues, respectively. Net revenues from QVC totaled $14.01 million and $14.95 million for the Current Six Months and the Prior Year Six Months, respectively, representing approximately 83% and 86% of the Company’s net revenues, respectively. As of June 30, 2017 and December 31, 2016, the Company had receivables from QVC of $6.83 million and $5.89 million, respectively, representing approximately 78% and 85% of the Company’s total receivables, respectively.

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

4.	Debt

The Company’s net carrying amount of debt was comprised of the following:

($ in thousands)	June 30, 2017	December 31, 2016
Xcel Term Loan	$20,000	$25,250
Unamortized deferred finance costs related to term loan	(429)	(509)
IM Seller Note	2,918	3,627
Ripka Seller Notes	523	504
Contingent obligation - JR Seller	200	200
Contingent obligation - CW Seller	2,850	2,850
Total	26,062	31,922
Current portion (i)	4,043	6,427
Long-term debt	$22,019	$25,495

(i)	The current portion of long-term debt as of June 30, 2017 consists of (a) $2.5 million related to the Xcel Term Loan, (b) $1.443 million related to the IM Seller Note, and (c) $100 thousand related to the Ripka Earn-Out.

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

June 30, 2017

(Unaudited)

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

On June 15, 2017, Xcel and BHI entered into a second amendment to the Amended Loan Agreement. Under this amendment, principal payments for the year ending December 31, 2017 were increased by a total of $750,000, principal payments for the year ending December 31, 2021 were decreased by $750,000, the minimum EBITDA (as defined in the Second Amendment to the Amended Loan Agreement) requirement for the year ending December 31, 2017 was changed from $9,000,000 to $7,000,000, and the minimum EBITDA requirements for the years ending December 31, 2018 and 2019 were changed from $9,000,000 to $8,000,000. There were no changes to the total principal balance, interest rate, maturity date, or other terms of the Loan Agreement. Management assessed and determined that this amendment represented a debt modification and, accordingly, no gain or loss was recorded.

The Xcel Term Loan matures on January 1, 2021. Principal on the Xcel Term Loan is payable in quarterly installments on each of January 1, April 1, July 1 and October 1. As of June 30, 2017, the aggregate remaining scheduled annual principal payments under the Second Amendment to the Amended Loan Agreement were as follows:

($ in thousands) Year Ending December 31,	Amount of Principal Payment
2017 (July 1 through December 31)	$500
2018	4,000
2019	4,000
2020	4,000
2021	7,500
Total	$20,000

Commencing with the fiscal year ending December 31, 2017, the Company is required to repay a portion of the Xcel Term Loan in an amount equal to 10% of the excess cash flow for the fiscal year; provided that no early termination fee shall be payable with respect to any such payment (the “Excess Cash Flow Principal Payment”). Excess cash flow means, for any period, cash flow from operations (before certain permitted distributions) less (i) capital expenditures not made through the incurrence of indebtedness, (ii) all cash interest and principal and taxes paid or payable during such period, and (iii) all dividends declared and paid during such period to equity holders of any credit party treated as a disregarded entity for tax purposes. As of June 30, 2017, the estimated Excess Cash Flow Principal Payment provision of the Xcel Term Loan does not result in any additional repayment during the year ending December 31, 2017.

Under the Amendment to the Loan Agreement, the Company has the right to prepay the Xcel Term Loan, provided that any prepayment of less than all of the outstanding balance shall be applied to the remaining amounts due in inverse order of maturity. If the Xcel Term Loan is prepaid on or prior to the third anniversary of the closing date (including as a result of an event of default), the Company shall pay an early termination fee equal to the principal amount outstanding under the Xcel Term Loan on the date of prepayment, multiplied by: (i) two percent (2.00%) if the Xcel Term Loan is prepaid on or after the closing date and on or before the second anniversary of the closing date; or (ii) one percent (1.00%) if the Xcel Term Loan is prepaid after the second anniversary of the closing date and on or before the third anniversary of the closing date.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

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

The Amended Loan Agreement contains customary covenants, including reporting requirements, trademark preservation, and the following financial covenants of the Company (on a consolidated basis with the Guarantors and any subsidiaries subsequently formed or acquired that become a credit party under the Amended Loan Agreement):

•	net worth (as defined in the Amended Loan Agreement) of at least $90,000,000 at the end of each fiscal quarter ending on June 30 and December 31 of each fiscal year;
•	liquid assets of at least $5,000,000, until such time as the ratio of indebtedness to EBITDA (as defined in the Amended Loan Agreement) is less than 1.00 to 1.00 and, in which event, liquid assets must be at least $3,000,000;
•	a fixed charge ratio of at least 1.20 to 1.00 for each fiscal quarter ended June 30 and December 31 for the twelve fiscal month period ending on such date;
•	capital expenditures shall not exceed (i) $2,650,000 for the year ended December 31, 2016 and (ii) $700,000 for any fiscal year thereafter; and
•	EBITDA (as defined in the Amended Loan Agreement) of not less than $7,000,000 for the fiscal year ending December 31, 2017, not less than $8,000,000 for the fiscal years ending December 31, 2018 and 2019, and not less of $9,000,000 for the following fiscal years.

The Company was in compliance with all applicable covenants as of June 30, 2017.

Interest on the Xcel Term Loan accrues at a fixed rate of 5.1% per annum and is payable on each day on which the scheduled principal payments are required to be made. For the Current Quarter and Prior Year Quarter, the Company incurred interest expense on its senior term loan debt with BHI of approximately $287,000 and $348,000, respectively. For the Current Six Months and Prior Year Six Months, the Company incurred interest expense on its senior term loan debt with BHI of approximately $596,000 and $663,000, respectively.

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

As of June 30, 2017, the aggregate remaining annual principal payments under the IM Seller Note were as follows:

($ in thousands) Year Ending December 31,	Amount of Principal Payment
2017 (July 1 through December 31)	$717
2018	1,459
2019	742
Total	$2,918

For the Current Quarter, the Company incurred interest expense of $16,000 under the IM Seller Note. For the Prior Year Quarter, the Company incurred interest expense of $69,000, which consisted solely of amortization of the discount on the IM Seller Note. For the Current Six Months, the Company incurred interest expense of $36,000 under the IM Seller Note. For the Prior Year Six Months, the Company incurred interest expense of $140,000 under the IM Seller Note, which consisted solely of amortization of the discount on the IM Seller Note.

Ripka Seller Notes

As of June 30, 2017, the remaining discounted balance, non-interest bearing note relating to the acquisition of the Ripka Brand (the “Ripka Seller Notes”) was $523,000. An aggregate $600,000 principal amount of the Ripka Seller Notes is due at maturity (March 31, 2019).

For both the Current Quarter and Prior Year Quarter, the Company incurred interest expense of approximately $9,000 under the Ripka Seller Notes, which consisted solely of amortization of the discount on the Ripka Seller Notes. For the Current Six Months and the Prior Year Six Months, the Company incurred interest expense of approximately $19,000 and $17,000, respectively, under the Ripka Seller Notes, which consists solely of amortization of the discount on the Ripka Seller Notes.

Contingent Obligation – JR Seller (Ripka Earn-Out)

In connection with the purchase of the Ripka Brand, the Company agreed to pay the sellers of the Ripka Brand additional consideration of up to $5 million in aggregate (the “Ripka Earn-Out”), payable in cash or shares of the Company’s common stock based on the fair market value of the Company’s common stock at the time of payment, and with a floor of $7.00 per share, based on the Ripka Brand achieving in excess of $1 million of net royalty income during each of the 12-month periods ending on October 1, 2016, 2017 and 2018, less the sum of all earn-out payments for any prior earn-out period. Net royalty income does not include any revenues generated by interactive television sales or any revenue accelerated as a result of a termination of any license agreement. The Ripka Earn-Out of $3.78 million was recorded based on the difference between the fair value of the acquired assets of the Ripka Brand at the acquisition date and the total consideration paid.

On December 21, 2016, the Company entered into an agreement with the sellers of the Ripka Brand which amended the terms of the Ripka Earn-Out, such that the maximum amount of earn-out consideration was reduced to $375,000, of which $175,000 was payable in cash upon execution of the amendment, and $100,000 is payable in cash on each of May 15, 2018 and 2019. The payment of the remaining future payments of $200,000 under the earn-out is contingent upon the Ripka Brand achieving at least $6,000,000 of net royalty income from QVC during each of the 12-month periods ending on March 31, 2018 and 2019. The remaining expected value (which approximates fair value) of the Ripka Earn-Out of $0.20 million is recorded as long-term debt in the accompanying condensed consolidated balance sheets, of which $0.10 million is presented in the current portion of long-term debt.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

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

As of June 30, 2017 and December 31, 2016, total contingent obligations were $3.05 million.

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

June 30, 2017

(Unaudited)

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

On March 31, 2017, the Company granted options to purchase an aggregate of 150,000 shares of common stock to non-management directors. The exercise price of the options is $2.70 per share, and 50% of the options will vest on each of March 31, 2018 and March 31, 2019.

On May 31, 2017, the Company granted options to purchase an aggregate of 15,000 shares of common stock to a certain key employee. The exercise price of the options is $2.60 per share, and one-third of the options will vest on each of May 31, 2018, May 31, 2019, and May 31, 2020.

The fair values of the options granted during the Current Six Months were estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected Volatility	33.69 – 35.20%
Expected Dividend Yield	0%
Expected Life (Term)	3.25 – 5.42 years
Risk-Free Interest Rate	1.52 – 2.02%

A summary of the Company’s stock options activity for the Current Six Months is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	2,436,000	$5.98	4.38	$-
Granted	815,000	4.62
Canceled	-	-
Exercised	-	-
Expired/Forfeited	(93,000)	5.02
Outstanding at June 30, 2017, and expected to vest	3,158,000	$5.66	4.54	$-
Exercisable at June 30, 2017	811,670	$6.01	3.61	$-

Compensation expense related to stock options for the Current Quarter and the Prior Year Quarter was approximately $272,000 and $329,000, respectively. Compensation expense related to stock options for the Current Six Months and the Prior Year Six Months was approximately $574,000 and $349,000, respectively. Total unrecognized compensation expense related to unvested stock options at June 30, 2017 amounts to approximately $2,515,000 and is expected to be recognized over a weighted average period of 2.48 years.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

The following table summarizes the Company’s stock option activity for non-vested options for the Current Six Months:

	Number of Options	Weighted Average Grant Date Fair Value
Balance at January 1, 2017	2,294,667	$1.39
Granted	815,000	1.07
Vested	(670,337)	1.49
Forfeited or Canceled	(93,000)	1.01
Balance at June 30, 2017	2,346,330	$1.32

Warrants

Warrants granted under the Plan expire at various times – either five, seven, or ten years from the date of grant, depending on the particular grant.

A summary of the Company’s warrants activity for the Current Six Months is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding and exercisable at January 1, 2017	1,966,743	$6.76	2.81	$-
Granted	-	-
Canceled	-	-
Exercised	-	-
Expired/Forfeited	(75,000)	(5.50)
Outstanding and exercisable at June 30, 2017	1,891,743	$6.81	2.42	$-

No compensation expense was recognized in the Current Six Months or Prior Year Six Months related to warrants.

Restricted Stock

On January 31, 2017, the Company issued 50,000 shares of restricted stock to a consulting firm whose controlling shareholder is a director of the Company. Of the 50,000 shares of restricted stock granted, 25,000 shares vested immediately and 25,000 shares shall vest on January 31, 2018. On June 18, 2017, the Company issued an additional 28,334 shares of restricted stock to the same consulting firm, of which 14,167 shares vested immediately on the same day and 14,167 shares shall vest on January 31, 2018. See Note 8, Related Party Transactions, for additional information.

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

A summary of the Company’s restricted stock activity for the Current Six Months is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	3,171,685	$5.12
Granted	126,334	3.18
Canceled	-	-
Vested	(768,431)	4.20
Expired/Forfeited	(1,000)	9.00
Outstanding at June 30, 2017	2,528,588	$5.29

Compensation expense related to restricted stock grants for the Current Quarter and Prior Year Quarter was approximately $451,000 and $1,124,000, respectively. Compensation expense related to restricted stock grants for the Current Six Months and Prior Year Six Months was approximately $1,232,000 and $2,316,000, respectively. Total unrecognized compensation expense related to unvested restricted stock grants at June 30, 2017 amounts to approximately $1,169,000 and is expected to be recognized over a weighted average period of 1.65 years.

Shares Available Under the Company’s 2011 Equity Incentive Plan

At June 30, 2017, there were 5,579,822 shares of common stock available for issuance under the Plan.

Shares Reserved for Issuance

At June 30, 2017, there were 10,629,565 shares of common stock reserved for issuance pursuant to unexercised warrants and stock options, or available for issuance under the Plan.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic	18,449,210	18,671,648	18,561,453	18,565,198
Effect of exercise of warrants	363,834	-	-	-
Effect of exercise of stock options	-	-	-	-
Diluted	18,813,044	18,671,648	18,561,453	18,565,198

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

As a result of the net loss presented for the Current Year Six Months, Prior Year Quarter and Prior Year Six Months, the Company calculated diluted earnings per share using basic weighted-average shares outstanding for those periods, as utilizing diluted shares would be anti-dilutive to loss per share.

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options and warrants	4,684,250	4,966,043	5,049,743	4,966,043

7.	Income Tax

The effective income tax rate for the Current Quarter and the Prior Year Quarter was approximately 72% and 70%, respectively, resulting in an income tax provision (benefit) of $557,000 and $(208,000), respectively.

The effective income tax rate for the Current Six Months and the Prior Year Six Months was approximately 122% and 66%, respectively, resulting in an income tax provision (benefit) of $1,013,000 and $(259,000), respectively.

In the Current Quarter, the effective tax rate was primarily attributable to the tax impact from the vesting of restricted shares of common stock, which was treated as a discrete item for tax purposes. This item increased the effective rate by 7% for the Current Quarter and 57% for the Current Six Months, respectively. The effective tax rate was also attributable to recurring permanent differences. Based on the amount of income before income taxes compared to the recurring permanent differences, the effective rate increased approximately by 31% for both the Current Quarter and Current Six Months.

During the Prior Year Quarter and the Prior Year Six Months, the respective effective tax rates were attributable to recurring permanent differences. Based on the amount of loss from continuing operations before income taxes compared to the permanent differences, the effective rate increased by 29% and 25% for the Prior Year Quarter and the Prior Year Six Months, respectively.

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

On September 1, 2015, the Company entered into a license agreement with Lord and Taylor, LLC (the “L&T License”) and simultaneously amended the H Halston License Agreement eliminating HIP’s minimum guaranteed royalty obligations, provided the L&T License is in effect. In addition, the Company entered into a sublicense agreement with HIP obligating the Company to pay HIP a fee on an annual basis the greater of (i) 50% of royalties received under the L&T License from H Halston products or (ii) guaranteed minimum royalties. Provided that Lord & Taylor, LLC is paying the Company at least $1,000,000 per quarter under the L&T License, the remaining contractually required guaranteed minimum royalties are equal to $0.75 million, $0.75 million, $1.5 million, and $1.75 million for the twelve months ending January 31, 2018, 2019, 2020, and 2021, respectively. Cumulative fees paid to HIP by the Company or on the Company’s behalf through June 30, 2017 were $0.19 million.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

The Company recorded $0 and $28,000 of HIP fees (as a reduction to net revenue) for the Current Quarter and the Prior Year Quarter, respectively. The Company recorded approximately $9,000 and $62,000 of HIP fees (as a reduction to net revenue) for the Current Six Months and the Prior Year Six Months, respectively. In June 2017, the Company had a prepaid balance of $0.2 million to HIP to be applied against future fees due to HIP, which is recorded as a prepaid in current assets as of June 30, 2017.

HOH has also entered into an arrangement with another licensee of the Company to supply Halston-branded apparel for the subsequent sale of such product to end customers. Under the Company’s separate pre-existing licensing agreements in place with the aforementioned other licensee and with HIP as described above, the Company earns royalties on the sales of such Halston-branded products.

Edward Jones, III

During the Current Six Months and Prior Year Six Months, Edward Jones, III, a director of the Company, performed consulting services for and received compensation from a certain licensee of the Company. Under the terms of the Company’s agreement with this certain licensee, the licensee may supply the Company’s branded products to the Company’s other licensees. Under the terms of the Company’s separate pre-existing agreements with other licensees, the Company would earn royalties on the sales of such branded products sold to end customers.

On January 31, 2017, the Company entered into a two-year consulting agreement (the “QTR Consulting Agreement”) with Jones Texas, Inc. (“JTI”), whose controlling shareholder is Edward Jones, III, a director of the Company, pursuant to which JTI shall cause Mr. Jones to provide consulting services in connection with the Company’s short-lead production platform fashion program and other projects. Pursuant to the QTR Consulting Agreement, the Company issued an aggregate of 50,000 shares of common stock to JTI, of which 25,000 shares vested immediately, and 25,000 shares shall vest on January 31, 2018; however, up to 25,000 shares of common stock are subject to forfeiture if the Company’s business with suppliers of women’s apparel is materially diminished, as defined in the QTR Consulting Agreement. On June 18, 2017, based upon meeting certain performance targets relating to the Company’s short-lead production platform business as provided in the January 31, 2017 QTR Consulting Agreement, the Company issued an additional 28,334 shares of common stock to JTI, of which 14,167 shares vested immediately, resulting in the recognition of compensation expense of $79,000, and the remaining 14,167 shares shall vest on January 31, 2018. The Company also paid JTI a cash consulting fee of $75,000 on January 30, 2017 and an additional cash consulting fee of $75,000 on April 28, 2017 relating to other projects. As of June 30, 2017, there was no additional compensation owed to JTI.

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

The remaining balance of the exit cost liability related to the former office space was approximately $713,000 as of June 30, 2017, of which $160,000 was recorded in other current liabilities and $553,000 was recorded in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. The balance of this liability will be paid out over a period of approximately 5 years, through February 2022.

A summary of the activity related to the exit cost liability for the Current Six Months is as follows:

($ in thousands)
Balance as of January 1, 2017	$783
Cash payments, net	(56)
Adjustment to liability (revision to estimated cash flows)	(25)
Accretion	11
Balance as of June 30, 2017	$713

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We believe our “virtual vertical” production platform provides significant competitive advantages compared with traditional wholesale apparel companies that design, manufacture, and distribute products. We remain focused on our core competencies of licensing, production, design, marketing, and brand development, while outsourcing manufacturing and the related inventory ownership to best-in-class partners. We believe that we offer 360 degrees of service for a comprehensive solution for our retail partners that addresses many of the challenges facing the retail industry today. We believe our platform is highly scalable due to our business model’s low overhead and working capital requirements, coupled with minimum guaranteed income levels through our multi-year licensing contracts. Additionally, we believe we can quickly integrate additional brands into our platform leveraging our design, production oversight, and marketing capabilities and retail and licensee relationships.

Summary of Operating Results

The three months ended June 30, 2017 (the “Current Quarter”) compared with the three months ended June 30, 2016 (the “Prior Year Quarter”)

Net Revenues

Current Quarter net revenues decreased approximately $0.74 million to $8.37 million from $9.11 million in the Prior Year Quarter. This decrease was primarily due to the combination of (i) lower revenues from our interactive television agreements of approximately $0.52 million primarily driven by the termination and transition of the C Wonder Brand from QVC, which included the sell-off period in the Current Quarter and (ii) lower revenues of approximately $0.39 million associated with the management and design of the LCNY brand (for which our contract ended in July 2016). These decreases were partially offset mainly by higher revenues from our wholesale and department store business of approximately $0.17 million, primarily driven by an increase in the number of retail store our brands are sold in, including the launch at Dillard’s this year, and expanding into more product categories for our short-lead production platform in our department store business.

Operating Costs and Expenses

Operating costs and expenses decreased $1.63 million to $7.25 million for the Current Quarter from $8.88 million in the Prior Year Quarter. This decrease was primarily attributable to (i) a decrease in other selling, general and administrative expenses of approximately $0.89 million, which in the Prior Year Quarter were primarily affected by non-recurring charges incurred in connection with the exit from our former leased office facilities, (ii) a net decrease in total compensation, including stock-based compensation, of approximately $0.59 million, as the Company switched from awards of restricted stock to stock options, and (iii) a decrease in other design and marketing costs of approximately $0.19 million primarily attributable to start-up expenses in the Prior Year Quarter for our short-lead production platform in our department store business.

Interest and Finance Expense

Interest and finance expense for the Current Quarter decreased by approximately $0.18 million to $0.35 million, compared with $0.53 million in the Prior Year Quarter. This decrease was attributable to: (i) lower interest expense of $0.06 million on our term debt due to a lower principal balance, (ii) lower loan modification fees of $0.06 million compared to the Prior Year Quarter in connection with the amendments to our term debt, and (ii) lower interest recognized on the IM Seller Note of $0.05 million (attributable to a reduced imputed rate from 9.0% in the Prior Year Quarter to an interest rate of 2.2%) resulting from the amendment of the IM Seller Note in September 2016.

Income Tax Provision (Benefit)

The effective income tax rate for the Current Quarter was approximately 72% resulting in a $0.56 million income tax provision. During the Current Quarter, the effective tax rate was primarily attributable to the tax impact from the vesting of restricted shares of common stock, which was treated as a discrete item for tax purposes. This item increased the effective rate by 7%. The effective tax rate was also attributable to recurring permanent differences. Based on the amount of income before income taxes compared to the recurring permanent differences, the effective rate increased by 31%.

The effective income tax rate for the Prior Year Quarter was approximately 70% which resulted in a $0.21 million income tax benefit. During the Prior Year Quarter, the effective tax rate was attributable to recurring permanent differences. Based on the amount of loss before income taxes compared to the permanent differences, the effective rate increased by 29%.

Net Income (Loss)

The Company had net income of $0.21 million for the Current Quarter, compared to a net loss of $0.09 million for the Prior Year Quarter.

Non-GAAP Net Income, Non-GAAP Diluted EPS, and Adjusted EBITDA

We had non-GAAP net income of $1.50 million, or $0.08 per diluted share (“non-GAAP diluted EPS”) for the Current Quarter, compared with non-GAAP net income of $1.91 million, or non-GAAP diluted EPS of $0.10 for the Prior Year Quarter. Non-GAAP net income is a non-GAAP unaudited term, which we define as net income (loss), exclusive of stock-based compensation, non-cash interest expense from discounted debt related to acquired assets, loss on extinguishment of debt, gain on the reduction of contingent obligations, non-recurring facility exit charges, certain discrete tax items related to vesting or exercise of stock-based awards, and net income or loss from discontinued operations. Non-GAAP net income and non-GAAP diluted EPS measures do not include the tax effect of the aforementioned adjusting items, due to the nature of these items and the Company’s tax strategy.

We had Adjusted EBITDA of $2.26 million for the Current Quarter, compared with Adjusted EBITDA of $2.74 million for the Prior Year Quarter. Adjusted EBITDA is a non-GAAP unaudited measure, which we define as net income (loss) before stock-based compensation, interest expense and other financing costs, loss on extinguishment of debt, gain on the reduction of contingent obligations, income taxes, other state and local franchise taxes, depreciation and amortization, non-recurring facility exit charges, and net income or loss from discontinued operations.

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

The following table is a reconciliation of net income (loss) (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net income:

	Three Months Ended June 30,
($ in thousands)	2017	2016
Net income (loss)	$213	$(90)
Non-cash interest and finance expense	10	80
Stock-based compensation	723	1,453
Non-recurring facility exit charges	-	670
Deferred income tax provision	557	(208)
Non-GAAP net income	$1,503	$1,905

The following table is a reconciliation of diluted earnings (loss) per share (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted EPS:

	Three Months Ended June 30,
	2017	2016
Diluted earnings (loss) per share	$0.01	$(0.00)
Non-cash interest and finance expense	0.00	0.00
Stock-based compensation	0.04	0.08
Non-recurring facility exit charges	-	0.03
Deferred income tax provision	0.03	(0.01)
Non-GAAP diluted EPS	$0.08	$0.10
Non-GAAP weighted average diluted shares	18,813,044	19,388,557

The following table is a reconciliation of basic weighted average shares outstanding (presented in accordance with GAAP) to non-GAAP weighted average diluted shares:

	Three Months Ended June 30,
	2017	2016
Basic weighted average shares	18,449,210	18,671,648
Effect of exercising warrants	363,834	673,995
Effect of exercising stock options	-	42,914
Non-GAAP weighted average diluted shares	18,813,044	19,388,557

The following table is a reconciliation of net income (loss) (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Three Months Ended June 30,
($ in thousands)	2017	2016
Net income (loss)	$213	$(90)
Depreciation and amortization	390	359
Interest and finance expense	348	530
Income tax provision (benefit)	557	(208)
State and local franchise taxes	27	24
Stock-based compensation	723	1,453
Non-recurring facility exit charges	-	670
Adjusted EBITDA	$2,258	$2,738

The six months ended June 30, 2017 (the “Current Six Months”) compared with the six months ended June 30, 2016 (the “Prior Year Six Months”)

Net Revenues

Current Six Months net revenues decreased approximately $0.67 million to $16.80 million from $17.47 million in the Prior Year Six Months. This decrease was primarily due to lower revenues of approximately $0.92 million associated with the management and design of the LCNY brand (for which our contract ended in July 2016), partially offset by higher revenues from our wholesale and department store business of approximately $0.22 million, primarily driven by an increase in the number of retail stores our brands are sold in, including the launch at Dillard’s this year, and expanding into more product categories for our short-lead production platform in our department store business.

Operating Costs and Expenses

Operating expenses were $15.25 million for the Current Six Months, compared with $16.90 million for the Prior Year Six Months. The decrease of approximately $1.65 million was primarily related to i) a decrease in other selling, general and administrative expenses of approximately $0.95 million, which in the Prior Year Six Months were primarily affected by non-recurring charges incurred in connection with the exit from our former leased office facilities, (ii) a $0.56 million decrease in total compensation, including stock-based compensation, and (iii) a decrease in other design and marketing costs of approximately $0.14 million primarily attributable to start-up expenses in the Prior Year Six Months for our short-lead production platform in our department store business.

Interest and Finance Expense

Interest and finance expense for the Current Six Months decreased by approximately $0.24 million to $0.73 million, compared with $0.97 million in the Prior Year Six Months. This decrease was attributable primarily to: (i) lower interest recognized on the IM Seller Note of $0.10 million (attributable to a reduced imputed rate from 9.0% in the Prior Year Six Months to an interest rate of 2.2%) resulting from the amendment of the IM Seller Note in September 2016, (ii) lower interest expense of $0.07 million on our term debt due to a lower principal balance, and (iii) lower loan modification fees of $0.05 million compared to the Prior Year Six Months in connection with the amendments to our term debt.

Income Tax Provision (Benefit)

The effective income tax rate for the Current Six Months was approximately 122% resulting in a $1.01 million income tax provision. During the Current Six Months, the effective tax rate was primarily attributable to the tax impact from the vesting of restricted shares of common stock, which was treated as a discrete item for tax purposes. This item increased the effective rate by 57%. The effective tax rate was also attributable to recurring permanent differences. Based on the amount of income before income taxes compared to the recurring permanent differences, the effective rate increased by 31%.

The effective income tax rate for the Prior Year Six Months was approximately 66% resulting in a $0.26 million income tax benefit. During the Prior Year Six Months, the effective tax rate was attributable to recurring permanent differences. Based on the amount of loss from continuing operations before income taxes compared to the permanent differences, the effective rate increased by 25%.

Net (Loss)

The Company had a net loss of $0.19 million for the Current Six Months, compared with net loss of $0.14 million for the Prior Year Six Months.

Non-GAAP Net Income, Non-GAAP Diluted EPS, and Adjusted EBITDA

The Company had non-GAAP net income of $2.65 million, or $0.14 per diluted share for the Current Six Months, compared with non-GAAP net income of $3.10 million, or non-GAAP diluted EPS of $0.16 for the Prior Year Six Months. The Company had Adjusted EBITDA of $4.20 million for the Current Six Months, compared with Adjusted EBITDA of $4.74 million for the Prior Year Six Months.

The following table is a reconciliation of net income (loss) (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net income:

	Six Months Ended June 30,
($ in thousands)	2017	2016
Net loss	$(186)	$(135)
Non-cash interest and finance expense	19	158
Stock-based compensation	1,806	2,665
Non-recurring facility exit charges	-	670
Deferred income tax provision	1,013	(259)
Non-GAAP net income	$2,652	$3,099

The following table is a reconciliation of diluted loss per share to non-GAAP diluted EPS:

	Six Months Ended June 30,
	2017	2016
Diluted loss per share	$(0.01)	$(0.01)
Non-cash interest and finance expense	0.00	0.01
Stock-based compensation	0.10	0.14
Non-recurring facility exit charges	-	0.03
Deferred income tax provision	0.05	(0.01)
Non-GAAP diluted EPS	$0.14	$0.16
Non-GAAP weighted average diluted shares	18,925,978	19,268,245

The following table is a reconciliation of basic weighted average shares to non-GAAP weighted average diluted shares:

	Six Months Ended June 30,
	2017	2016
Basic weighted average shares	18,561,453	18,565,198
Effect of exercising warrants	364,197	663,270
Effect of exercising stock options	328	39,777
Non-GAAP weighted average diluted shares	18,925,978	19,268,245

The following table is a reconciliation of net loss (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Six Months Ended June 30,
($ in thousands)	2017	2016
Net loss	$(186)	$(135)
Depreciation and amortization	784	785
Interest and finance expense	726	965
Income tax provision (benefit)	1,013	(259)
State and local franchise taxes	56	49
Stock-based compensation	1,806	2,665
Non-recurring facility exit charges	-	670
Adjusted EBITDA	$4,199	$4,740

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund working capital needs, acquire new brands, and to a lesser extent, capital expenditures. At June 30, 2017 and December 31, 2016, our cash and cash equivalents were $7.62 million and $14.13 million, respectively.

Restricted cash at June 30, 2017 and December 31, 2016 consisted of (i) $1.11 million of cash deposited with Bank Hapoalim B.M. (“BHI”) as collateral for an irrevocable standby letter of credit associated with the lease of our current corporate office and operating facilities at 1333 Broadway, New York City, and (ii) $0.40 million of cash held as a security deposit for the sublease of our former corporate offices at 475 Tenth Avenue, New York City by us to a third-party subtenant.

We expect that existing cash and operating cash flows will be adequate to meet our operating needs, debt service obligations (including debt service under the Amendment to the Loan Agreement), and capital expenditure needs, for at least the twelve months subsequent to the filing date of this Quarterly Report on Form 10-Q. We front-loaded our 2017 Term Loan principal payments whereby we paid down $5.3 million in the Current Six Months, while $0.5 million will be paid during the next six months of 2017.

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

Changes in Working Capital

Our working capital (current assets less current liabilities) was $10.81 million and $11.53 million as of June 30, 2017, and December 31, 2016, respectively. Commentary on the components of our cash flows for the Current Six Months as compared with the Prior Year Six Months is set forth below.

Operating Activities

Net cash provided by operating activities was approximately $0.42 million in the Current Six Months, compared with net cash provided by operating activities of approximately $2.33 million in the Prior Year Six Months.

The Current Six Months cash provided by operating activities was primarily attributable to the combination of a net loss of $(0.19) million and non-cash expenses of approximately $3.72 million, partially offset by the net change in operating assets and liabilities of approximately $(3.11) million. Non-cash expenses mainly consisted of $1.81 million of stock-based compensation, $1.01 million of deferred income tax provision, $0.78 million of depreciation and amortization, and $0.12 million of amortization of debt discount and deferred finance costs. The net change in operating assets and liabilities includes a net increase in accounts receivable of $1.78 million, and a decrease in accounts payable, accrued expenses and other current liabilities of $1.39 million, primarily attributable to bonus payouts and overall timing of payments.

The Prior Year Six Months’ cash provided by operating activities was due to the combination of a net loss of $(0.14) million and the net change in operating assets and liabilities of $(1.63) million, partially offset by non-cash expenses of $4.10 million. Non-cash expenses mainly consisted of $2.67 million of stock-based compensation, $0.79 million of depreciation and amortization, $0.25 million of amortization of debt discount and deferred finance costs, and a non-cash charge of $0.65 million related to the exit from our former leased office facilities, partially offset by $(0.26) million of deferred income tax benefit. The net change in operating assets and liabilities included an increase in accounts receivable of $2.48 million primarily attributable to increase in revenues.

Investing Activities

Net cash used in investing activities for the Current Six Months was approximately $0.16 million, compared with approximately $1.72 million in the Prior Year Six months. Cash used in investing activities for both the Current Six Months and Prior Year Six Months was primarily attributable to capital expenditures, which were higher in the Prior Year Six Months due to the build-out of our current corporate offices and operations facility (which we relocated to in June 2016).

Financing Activities

Net cash used in financing activities for the Current Six Months was approximately $6.77 million, primarily attributable to payments on our senior term debt obligation of $5.25 million, payment on our IM Seller Note obligation of $0.71 million, and shares repurchased related to vested restricted stock in exchange for withholding taxes of $0.80 million.

Net cash used in financing activities for the Prior Year Six Months was approximately $3.60 million, primarily attributable to payments on our senior term debt obligations of $2.25 million, payment on our IM Seller Note obligation of $0.75 million, payment of the QVC Earn-Out obligation of $0.25 million, shares repurchased related to vested restricted stock in exchange for withholding taxes of $0.30 million, and payment of deferred finance costs of $0.07 million.

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

In April 2016, we brought the IMNYC Isaac Mizrahi, H Halston, and Highline Collective brands to Lord & Taylor and Hudson’s Bay department stores through our short-lead production platform, “virtual vertical”. We launched the H Halston brand at Dillard’s department stores through our short-lead production platform in March 2017, and plan to launch certain products under our IMNYC Isaac brand at Dillard’s retail stores in September. We also intend to seek new opportunities, including expansion through interactive television, our “virtual vertical” production platform, additional domestic and international licensing arrangements, and acquiring additional brands.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 24, 2017, for a discussion of our critical accounting policies. During the Six months ended June 30, 2017, there were no material changes to these policies.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2017, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2017 such that the information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

B. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

There have not been any significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no sales of unregistered or registered securities during the six months ended June 30, 2017.

During the three months ended March 31, 2017, pursuant to a consulting agreement, we issued 50,000 shares of common stock to Jones Texas, Inc., of which Edward Jones, III, a director of our Company, is the controlling shareholder. On June 18, 2017, we issued an additional 28,334 shares of common stock to Jones Texas, Inc., pursuant to the same consulting agreement. The issuances were not considered a “public offering” as defined in Section 4(a)(2) of the Securities Act due to the insubstantial number of persons involved, size of the offering, manner of the offering, and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, Jones Texas, Inc. had the necessary investment intent as required by Section 4(a)(2) because it agreed to receive share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, the issuances of these shares met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act for these transactions.

The following table provides information with respect to shares of common stock we repurchased during the six months ended June 30, 2017:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program
March 1, 2017 to March 31, 2017 (i)	294,540	$2.70	-
May 1, 2017 to May 31, 2017 (i)	4,775	2.30	-
Total	299,315	$2.69	-

(i)	The shares were exchanged from employees and directors in connection with the income tax withholding obligations on behalf of such employees and directors from the vesting of restricted stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

Date: August 10, 2017	By:	/s/ Robert W. D’Loren
Name: Robert W. D’Loren
Title: Chairman and Chief Executive Officer

	By:	/s/ James Haran
Name: James Haran
Title: Chief Financial Officer and Vice President

