Form 10-Q
period 2017-09-30
XCel Brands, Inc.
filed 2017-11-13
CIK 1083220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 7, 2017, there were 18,456,801 shares of common stock, $.001 par value per share, of the issuer outstanding.

XCEL BRANDS, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
	(Unaudited)	(Note 1)
Assets
Current Assets:
Cash and cash equivalents	$8,273	$14,127
Accounts receivable, net	9,517	6,969
Prepaid expenses and other current assets	594	807
Total current assets	18,384	21,903
Property and equipment, net	2,441	2,600
Trademarks and other intangibles, net	110,396	111,220
Goodwill	12,371	12,371
Restricted cash	1,509	1,509
Other assets	1,501	1,517
Total non-current assets	128,218	129,217

Total Assets	$146,602	$151,120

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$839	$1,523
Accrued payroll	1,781	2,185
Deferred revenue	73	234
Current portion of long-term debt	4,459	6,427
Current portion of long-term debt, contingent obligations	100	-
Total current liabilities	7,252	10,369
Long-Term Liabilities:
Long-term debt, less current portion	20,337	25,495
Deferred tax liabilities, net	8,605	6,901
Other long-term liabilities	2,637	2,181
Total long-term liabilities	31,579	34,577
Total Liabilities	38,831	44,946

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 35,000,000 shares authorized at September 30, 2017 and December 31, 2016, and 18,468,801 and 18,644,982 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	18	19
Paid-in capital	98,886	97,354
Retained earnings	8,867	8,801
Total Stockholders' Equity	107,771	106,174

Total Liabilities and Stockholders' Equity	$146,602	$151,120

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016

Net revenues	$7,890	$8,320	$24,690	$25,793

Operating costs and expenses
Salaries, benefits and employment taxes	4,079	4,054	12,806	12,481
Other design and marketing costs	287	779	1,803	2,439
Other selling, general and administrative expenses	1,188	1,175	3,602	4,540
Stock-based compensation	690	1,089	2,496	3,754
Depreciation and amortization	389	387	1,173	1,172
Total operating costs and expenses	6,633	7,484	21,880	24,386

Operating income	1,257	836	2,810	1,407

Interest and finance expense
Interest expense - term debt	273	340	905	1,003
Other interest and finance charges	41	122	135	424
Total interest and finance expense	314	462	1,040	1,427

Income (loss) before income taxes	943	374	1,770	(20)

Income tax provision (benefit)	691	256	1,704	(3)

Net income (loss)	$252	$118	$66	$(17)

Basic net income (loss) per share	$0.01	$0.01	$0.00	$(0.00)

Diluted net income (loss) per share	$0.01	$0.01	$0.00	$(0.00)

Basic weighted average common shares outstanding	18,470,977	18,692,775	18,530,963	18,608,034
Diluted weighted average common shares outstanding	18,872,753	19,068,011	18,896,418	18,608,034

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months Ended September 30,
	2017	2016

Cash flows from operating activities
Net income (loss)	$66	$(17)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	1,173	1,172
Amortization of deferred finance costs	146	140
Stock-based compensation	2,496	3,754
Amortization of note discount	28	236
Deferred income tax	1,704	(3)
Non-cash property exit charge	-	648
Changes in operating assets and liabilities:
Accounts receivable	(2,548)	(1,210)
Prepaid expenses and other assets	211	199
Accounts payable, accrued expenses and other current liabilities	(1,237)	1,306
Deferred revenue	(161)	(585)
Other liabilities	456	1,129
Net cash provided by operating activities	2,334	6,769

Cash flows from investing activities
Cost to acquire intangible assets	(23)	(26)
Purchase of property and equipment	(167)	(1,911)
Net cash used in investing activities	(190)	(1,937)

Cash flows from financing activities
Proceeds from exercise of stock options	-	20
Shares repurchased including vested restricted stock in exchange for withholding taxes	(814)	(1,210)
Payment of deferred finance costs	(7)	(69)
Payment of long-term debt	(7,177)	(4,625)
Payment of QVC earnout obligation	-	(250)
Net cash used in financing activities	(7,998)	(6,134)

Net decrease in cash, cash equivalent and restricted cash	(5,854)	(1,302)

Cash, cash equivalents, and restricted cash at beginning of period	15,636	17,969

Cash, cash equivalents, and restricted cash at end of period	$9,782	$16,667

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$8,273	$15,158
Restricted cash	1,509	1,509
Total cash, cash equivalents, and restricted cash	$9,782	$16,667

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$151	$168
Cash paid during the period for interest	$1,175	$909

See Notes to Unaudited Condensed Consolidated Financial Statements.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

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

The Company is a media and consumer products company engaged in the design, production, licensing, marketing, and direct to consumer sales of branded apparel, footwear, accessories, jewelry, home goods, and other consumer products, and the acquisition of dynamic consumer lifestyle brands. Currently, the Company’s brand portfolio consists of the Isaac Mizrahi brand (the "Isaac Mizrahi Brand"), the Judith Ripka brand (the “Ripka Brand”), the H by Halston and H Halston brands (collectively, the “H Halston Brands”), the C Wonder brand (the “C Wonder Brand”), and the Highline Collective brand.

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

Certain reclassifications have been made to the prior period unaudited condensed consolidated financial statements to conform to the current period presentation, including:

•	Presentation of e-commerce gross margin within total net revenues on the condensed consolidated statements of operations. Of the $41,000 of costs previously presented as cost of goods sold for the three months ended September 30, 2016, $10,000 has been reclassified to net revenues, and $31,000 has been reclassified to other selling, general and administrative expenses. Of the $147,000 of costs previously presented as cost of goods sold for the nine months ended September 30, 2016, $46,000 has been reclassified to net revenues, and $101,000 has been reclassified to other selling, general and administrative expenses.
•	Presentation of restricted cash on the condensed consolidated statements of cash flows for the nine months ended September 30, 2017, as a result of the early adoption of Accounting Standards Update No. 2016-18 in the fourth quarter of 2016.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2017-09, Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following conditions are met: (i) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. This new accounting guidance is effective for public companies for fiscal years beginning after December 15, 2017 (i.e., calendar years beginning on January 1, 2018), including interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. The adoption of ASU 2017-09 is not expected to have a significant impact on the Company’s consolidated financial statements.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

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

2.	Trademarks, Goodwill and Other Intangibles

Trademarks and other intangibles, net consist of the following:

	Weighted- Average	September 30, 2017
($ in thousands)	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks (indefinite-lived)	n/a	$96,700	$-	$96,700
Trademarks (definite-lived)	15 years	15,463	2,231	13,232
Licensing agreements	4 years	2,000	2,000	-
Non-compete agreement	7 years	562	221	341
Copyrights and other intellectual property	10 years	190	67	123
Total		$114,915	$4,519	$110,396

	Weighted- Average	December 31, 2016
($ in thousands)	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks (indefinite-lived)	n/a	$96,676	$-	$96,676
Trademarks (definite-lived)	15 years	15,463	1,459	14,004
Licensing agreements	4 years	2,000	2,000	-
Non-compete agreement	7 years	562	160	402
Copyrights and other intellectual property	10 years	190	52	138
Total		$114,891	$3,671	$111,220

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

Amortization expense for intangible assets was approximately $283,000 and $282,000 for the quarters ended September 30, 2017 (the “Current Quarter”) and September 30, 2016 (the “Prior Year Quarter”), respectively. Amortization expense for intangible assets for the nine months ended September 30, 2017 (“Current Nine Months”) and the nine months ended September 30, 2016 (the “Prior Year Nine Months”) was approximately $848,000 and $847,000, respectively.

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

QVC Agreements

Under the Company’s agreements with QVC, QVC is required to pay the Company fees based primarily on a percentage of its net sales of Isaac Mizrahi, Ripka, H Halston, and C Wonder branded merchandise. QVC royalty revenue represents a significant portion of the Company’s total revenues. Net revenues from QVC totaled $6.32 million and $6.87 million for the Current Quarter and Prior Year Quarter, respectively, representing approximately 80% and 83% of the Company’s net revenues, respectively. Net revenues from QVC totaled $20.33 million and $21.82 million for the Current Nine Months and the Prior Year Nine Months, respectively, representing approximately 82% and 85% of the Company’s net revenues, respectively. As of September 30, 2017 and December 31, 2016, the Company had receivables from QVC of $6.45 million and $5.89 million, respectively, representing approximately 68% and 85% of the Company’s total receivables, respectively.

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

4.	Debt

The Company’s net carrying amount of debt was comprised of the following:

($ in thousands)	September 30, 2017	December 31, 2016
Xcel Term Loan	$19,500	$25,250
Unamortized deferred finance costs related to term loan	(387)	(509)
IM Seller Note	2,201	3,627
Ripka Seller Notes	532	504
Contingent obligation - JR Seller	200	200
Contingent obligation - CW Seller	2,850	2,850
Total	24,896	31,922
Current portion (i)	4,559	6,427
Long-term debt	$20,337	$25,495

(i)	The current portion of long-term debt as of September 30, 2017 consists of (a) $3.0 million related to the Xcel Term Loan, (b) $1.46 million related to the IM Seller Note, and (c) $100,000 related to the Ripka Earn-Out.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

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

On June 15, 2017, Xcel and BHI entered into a second amendment to the Amended Loan Agreement. Under this amendment, principal payments for the year ending December 31, 2017 were increased by a total of $750,000, principal payments for the year ending December 31, 2021 were decreased by $750,000, the minimum EBITDA (as defined in the Second Amendment to the Amended Loan Agreement) requirement for the year ending December 31, 2017 was changed from $9,000,000 to $7,000,000, and the minimum EBITDA requirements for the years ending December 31, 2018 and 2019 were changed from $9,000,000 to $8,000,000. There were no changes to the total principal balance, interest rate, maturity date, or other terms of the Loan Agreement. Management assessed and determined that this amendment represented a debt modification and, accordingly, no gain or loss was recorded. The current effective interest rate on the Amended Loan Agreement is equal to approximately 6.05%.

The Xcel Term Loan matures on January 1, 2021. Principal on the Xcel Term Loan is payable in quarterly installments on each of January 1, April 1, July 1 and October 1. As of September 30, 2017, the aggregate remaining scheduled annual principal payments under the Second Amendment to the Loan Agreement were as follows:

($ in thousands) Year Ending December 31,	Amount of Principal Payment
2017 (October 1 through December 31)	$-
2018	4,000
2019	4,000
2020	4,000
2021	7,500
Total	$19,500

Commencing with the fiscal year ending December 31, 2017, the Company is required to repay a portion of the Xcel Term Loan in an amount equal to 10% of the excess cash flow for the fiscal year; provided that no early termination fee shall be payable with respect to any such payment (the “Excess Cash Flow Principal Payment”). Excess cash flow means, for any period, cash flow from operations (before certain permitted distributions) less (i) capital expenditures not made through the incurrence of indebtedness, (ii) all cash interest and principal and taxes paid or payable during such period, and (iii) all dividends declared and paid during such period to equity holders of any credit party treated as a disregarded entity for tax purposes. As of September 30, 2017, the estimated Excess Cash Flow Principal Payment provision of the Xcel Term Loan is not expected to result in any additional repayment during the year ending December 31, 2017.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

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

The Company was in compliance with all applicable covenants as of September 30, 2017.

Interest on the Xcel Term Loan accrues at a fixed rate of 5.1% per annum and is payable on each day on which the scheduled principal payments are required to be made. For the Current Quarter and Prior Year Quarter, the Company incurred interest expense on its senior term loan debt with BHI of approximately $257,000 and $340,000, respectively. For the Current Nine Months and Prior Year Nine Months, the Company incurred interest expense on its senior term loan debt with BHI of approximately $852,000 and $1,003,000, respectively.

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

September 30, 2017

(Unaudited)

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

As of September 30, 2017, the aggregate remaining annual principal payments under the IM Seller Note were as follows:

($ in thousands) Year Ending December 31,	Amount of Principal Payment
2017 (October 1 through December 31)	$-
2018	1,459
2019	742
Total	$2,201

For the Current Quarter, the Company incurred interest expense of approximately $16,000 under the IM Seller Note. For the Prior Year Quarter, the Company incurred interest expense of approximately $70,000, which consisted solely of amortization of the discount on the IM Seller Note. For the Current Nine Months, the Company incurred interest expense of approximately $53,000 under the IM Seller Note. For the Prior Year Nine Months, the Company incurred interest expense of approximately $210,000 under the IM Seller Note, which consisted solely of amortization of the discount on the IM Seller Note.

Ripka Seller Notes

As of September 30, 2017, the remaining discounted balance, non-interest bearing note relating to the acquisition of the Ripka Brand (the “Ripka Seller Notes”) was approximately $532,000. An aggregate $600,000 principal amount of the Ripka Seller Notes is due at maturity (March 31, 2019).

For the Current Quarter and Prior Year Quarter, the Company incurred interest expense of approximately $10,000 and $9,000, respectively, under the Ripka Seller Notes, which consisted solely of amortization of the discount on the Ripka Seller Notes. For the Current Nine Months and the Prior Year Nine Months, the Company incurred interest expense of approximately $28,000 and $26,000, respectively, under the Ripka Seller Notes, which consists solely of amortization of the discount on the Ripka Seller Notes.

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

On December 21, 2016, the Company entered into an agreement with the sellers of the Ripka Brand which amended the terms of the Ripka Earn-Out, such that the maximum amount of earn-out consideration was reduced to $375,000, of which $175,000 was payable in cash upon execution of the amendment, and $100,000 is payable in cash on each of May 15, 2018 and 2019. The payment of the remaining future payments of $200,000 under the earn-out is contingent upon the Ripka Brand achieving at least $6,000,000 of net royalty income from QVC during each of the 12-month periods ending on March 31, 2018 and 2019. The remaining expected value (which approximates fair value) of the Ripka Earn-Out of $0.20 million is recorded as long-term debt in the accompanying condensed consolidated balance sheets as of September 30, 2017, of which $0.10 million is presented in the current portion of long-term debt. As of December 31, 2016, the expected value of the Ripka Earn-Out was $0.20 million, recorded as long-term debt.

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

As of September 30, 2017 and December 31, 2016, total contingent obligations were $3.05 million.

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

September 30, 2017

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

On August 30, 2017, the Company granted options to purchase an aggregate of 20,000 shares of common stock to a certain key employee. The exercise price of the options is $3.55 per share, and one-half of the options will vest on each of August 30, 2018, and August 30, 2019.

The fair values of the options granted during the Current Nine Months were estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected Volatility	33.69 – 35.20%
Expected Dividend Yield	0%
Expected Life (Term)	3.25 – 5.42	years
Risk-Free Interest Rate	1.48 – 2.02%

A summary of the Company’s stock options activity for the Current Nine Months is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	2,436,000	$5.98	4.38	$-
Granted	835,000	4.60
Canceled	-	-
Exercised	-	-
Expired/Forfeited	(135,666)	5.03
Outstanding at September 30, 2017, and expected to vest	3,135,334	$5.66	4.31	$-
Exercisable at September 30, 2017	785,503	$6.22	3.38	$-

Compensation expense related to stock options for the Current Quarter and the Prior Year Quarter was approximately $313,000 and $296,000, respectively. Compensation expense related to stock options for the Current Nine Months and the Prior Year Nine Months was approximately $887,000 and $644,000, respectively. Total unrecognized compensation expense related to unvested stock options at September 30, 2017 amounts to approximately $2,210,000 and is expected to be recognized over a weighted average period of 2.30 years.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

The following table summarizes the Company’s stock option activity for non-vested options for the Current Nine Months:

	Number of Options	Weighted Average Grant Date Fair Value
Balance at January 1, 2017	2,294,667	$1.39
Granted	835,000	1.08
Vested	(682,837)	1.49
Forfeited or Canceled	(96,999)	1.40
Balance at September 30, 2017	2,349,831	$1.32

Warrants

Warrants granted under the Plan expire at various times – either five, seven, or ten years from the date of grant, depending on the particular grant.

A summary of the Company’s warrants activity for the Current Nine Months is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding and exercisable at January 1, 2017	1,966,743	$6.76	2.81	$-
Granted	-	-
Canceled	-	-
Exercised	-	-
Expired/Forfeited	(75,000)	(5.50)
Outstanding and exercisable at September 30, 2017	1,891,743	$6.81	2.17	$-

No compensation expense related to warrants was recognized in the Current Nine Months or Prior Year Nine Months.

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

September 30, 2017

(Unaudited)

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

A summary of the Company’s restricted stock activity for the Current Nine Months is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	3,171,685	$5.12
Granted	126,334	3.18
Canceled	-	-
Vested	(831,931)	4.28
Expired/Forfeited	(1,000)	9.00
Outstanding at September 30, 2017	2,465,088	$5.30

Compensation expense related to restricted stock for the Current Quarter and Prior Year Quarter was approximately $377,000 and $793,000, respectively. Compensation expense related to restricted stock for the Current Nine Months and Prior Year Nine Months was approximately $1,609,000 and $3,110,000, respectively. Total unrecognized compensation expense related to unvested restricted stock grants at September 30, 2017 amounts to approximately $964,000 and is expected to be recognized over a weighted average period of 1.46 years.

Shares Available Under the Company’s 2011 Equity Incentive Plan

At September 30, 2017, there were 5,604,688 shares of common stock available for issuance under the Plan.

Shares Reserved for Issuance

At September 30, 2017, there were 10,631,765 shares of common stock reserved for issuance pursuant to unexercised warrants and stock options, or available for issuance under the Plan.

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic	18,470,977	18,692,775	18,530,963	18,608,034
Effect of exercise of warrants	364,340	369,288	364,247	-
Effect of exercise of stock options	37,436	5,948	1,208	-
Diluted	18,872,753	19,068,011	18,896,418	18,608,034

As a result of the net loss presented for the Prior Year Nine Months, the Company calculated diluted earnings per share using basic weighted-average shares outstanding for that period, as utilizing diluted shares would be anti-dilutive to loss per share.

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options and warrants	4,465,584	3,338,000	4,485,584	4,743,743

7.	Income Tax

The effective income tax rate for the Current Quarter and the Prior Year Quarter was approximately 73% and 68%, respectively, resulting in an income tax provision of $691,000 and $256,000, respectively.

The effective income tax rate for the Current Nine Months and the Prior Year Nine Months was approximately 96% and 15%, respectively, resulting in an income tax provision (benefit) of $1,704,000 and $(3,000), respectively.

In the Current Quarter and Current Nine Months, the effective tax rate was primarily attributable to recurring permanent differences. Based on the amount of income before income taxes compared to the recurring permanent differences, the effective rate increased by approximately 34% for the Current Quarter and by approximately 33% for the Current Nine Months. The effective tax rate was also impacted by the tax impact from the vesting of restricted shares of common stock. The excess tax deficiencies were treated as a discrete item for tax as required by ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This item increased the effective rate by 5% for the Current Quarter and 30% for the Current Nine Months, respectively.

During the Prior Year Quarter and the Prior Year Nine Months, the respective effective tax rates were attributable to recurring permanent differences. Based on the amount of income/(loss) before income taxes compared to the permanent differences, the effective rate increased by 27% and decreased by 26% for the Prior Year Quarter and the Prior Year Nine Months, respectively.

8.	Related Party Transactions

Benjamin Malka

Concurrent with the acquisition of the H Halston Brand on December 22, 2014, the Company and The H Company IP, LLC (“HIP”) entered into a license agreement (the “HIP License Agreement”), which was subsequently amended September 1, 2015. Benjamin Malka, a director of the Company, is a 25% equity holder of HIP’s parent company, House of Halston LLC (“HOH”), and Chief Executive Officer of HOH. The HIP license agreement provides for royalty payments including guaranteed minimum royalties to be paid to the Company during the initial term that expires on December 31, 2019.

On September 1, 2015, the Company entered into a license agreement with Lord and Taylor, LLC (the “L&T License”) and simultaneously amended the HIP License Agreement eliminating HIP’s minimum guaranteed royalty obligations, provided the L&T License is in effect. In addition, the Company entered into a sublicense agreement with HIP (the “HIP Sublicense Agreement”), obligating the Company to pay HIP a fee on an annual basis the greater of (i) 50% of royalties received under the L&T License from H Halston products or (ii) guaranteed minimum royalties. Provided that Lord & Taylor, LLC is paying the Company at least $1,000,000 per quarter under the L&T License, the remaining contractually required guaranteed minimum royalties are equal to $0.75 million, $0.75 million, $1.5 million, and $1.75 million for the twelve months ending January 31, 2018, 2019, 2020, and 2021, respectively.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

Cumulative fees paid to HIP by the Company or on the Company’s behalf through September 30, 2017 were $0.19 million.

The Company recorded $0 and $28,000 of HIP fees (as a reduction to net revenue) for the Current Quarter and the Prior Year Quarter, respectively. The Company recorded approximately $9,000 and $91,000 of HIP fees (as a reduction to net revenue) for the Current Nine Months and the Prior Year Nine Months, respectively. In September 2017, the Company had a prepaid balance of $0.2 million to HIP to be applied against future fees due to HIP, which is recorded as a prepaid in current assets as of September 30, 2017.

HOH has also entered into an arrangement with another licensee of the Company to supply Halston-branded apparel for the subsequent sale of such product to end customers. Under the Company’s separate pre-existing licensing agreements in place with the aforementioned other licensee and with HIP as described above, the Company earns royalties on the sales of such Halston-branded products.

Edward Jones, III

During the Current Nine Months and Prior Year Nine Months, Edward Jones, III, a director of the Company, performed consulting services for and received compensation from a certain licensee of the Company. Under the terms of the Company’s agreement with this certain licensee, the licensee may supply the Company’s branded products to the Company’s other licensees. Under the terms of the Company’s separate pre-existing agreements with other licensees, the Company would earn royalties on the sales of such branded products sold to end customers.

On January 31, 2017, the Company entered into a two-year consulting agreement (the “JTI Consulting Agreement”) with Jones Texas, Inc. (“JTI”), whose controlling shareholder is Edward Jones, III, a director of the Company, pursuant to which JTI shall cause Mr. Jones to provide consulting services in connection with the Company’s fast-to-market production platform fashion program and other projects. Pursuant to the JTI Consulting Agreement, the Company issued an aggregate of 50,000 shares of common stock to JTI, of which 25,000 shares vested immediately, and 25,000 shares shall vest on January 31, 2018; however, up to 25,000 shares of common stock are subject to forfeiture if the Company’s business with suppliers of women’s apparel is materially diminished, as defined in the JTI Consulting Agreement. On June 18, 2017, based upon meeting certain performance targets relating to the Company’s fast-to-market production platform business as provided in the January 31, 2017 JTI Consulting Agreement, the Company issued an additional 28,334 shares of common stock to JTI, of which 14,167 shares vested immediately, resulting in the recognition of compensation expense of $79,000, and the remaining 14,167 shares shall vest on January 31, 2018. The Company also paid JTI a cash consulting fee of $75,000 on January 30, 2017 and an additional cash consulting fee of $75,000 on April 28, 2017 relating to other projects. As of September 30, 2017, there was no additional compensation owed to JTI.

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

The remaining balance of the exit cost liability related to the former office space was approximately $633,000 as of September 30, 2017, of which $92,000 was recorded in other current liabilities and $541,000 was recorded in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. The balance of this liability will be paid out over a period of approximately 4.5 years, through February 2022.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

A summary of the activity related to the exit cost liability for the Current Nine Months is as follows:

($ in thousands)
Balance as of January 1, 2017	$783
Cash payments, net	(140)
Adjustment to liability (revision to estimated cash flows)	(25)
Accretion	15
Balance as of September 30, 2017	$633

10.	Subsequent Events

On October 23, 2017, the Company further amended its Amended and Restated Certificate of Incorporation to increase the number of shares of common stock which the Company has authority to increase from 35,000,000 to 50,000,000 and, consequently, to increase the total number of shares of all classes of capital stock which the Company has authority to increase from 36,000,000 to 51,00,000.

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

Overview

Xcel Brands, Inc. (“Xcel,” the “Company,” “we,” “us,” or “our”) is a media and consumer products company engaged in the design, production, licensing, marketing, and direct to consumer sales of branded apparel, footwear, accessories, jewelry, home goods, and other consumer products, and the acquisition of dynamic consumer lifestyle brands. Currently, our brand portfolio consists of the Isaac Mizrahi, Judith Ripka, H Halston, C Wonder, and Highline Collective brands. We also managed and designed the Liz Claiborne New York brand (“LCNY brand”) through July 31, 2016.

Our objective is to build a diversified portfolio of lifestyle consumer brands through organic growth and the strategic acquisition of new brands. To achieve growth under our brands, we are focused on two primary licensing and design activities:

•	licensing our brands for distribution through interactive television (i.e. QVC, The Shopping Channel); and

•	licensing our brands to manufacturers and retailers for promotion and distribution through e-commerce, social commerce, and traditional brick-and-mortar retail channels (wholesale and department store business). Our wholesale and department store business includes our fast-to-market production platform, which is our proprietary production oversight solution for our retail partners.

We believe that Xcel offers a unique value proposition to its licensees and customers for the following reasons:

•	our management team, including our officers’ and directors’ historical track records and relationships within the industry;

•	our brand management platform, which has a strong focus on design, production oversight, marketing, and social media;
•	our operating strategy of licensing brands with significant media presence and driving sales through our ubiquitous-channel retail sales strategy across interactive television, internet, and traditional retail channels; and
•	our ability to provide certain retail licensees with vertical production capabilities.

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

Summary of Operating Results

The three months ended September 30, 2017 (the “Current Quarter”) compared with the three months ended September 30, 2016 (the “Prior Year Quarter”)

Net Revenues

Current Quarter net revenues decreased approximately $0.43 million to $7.89 million from $8.32 million in the Prior Year Quarter. This decrease was primarily attributable to the combination of (i) lower revenues from our interactive television agreements of approximately $0.36 million primarily driven by the termination and transition of the C Wonder Brand from QVC, (ii) lower revenues of approximately $0.19 million associated with the management and design of the LCNY brand (for which our contract ended in July 2016) and (iii) lower revenues of approximately $0.17 million from wholesale net revenues associated with our jewelry business. These decreases were offset by higher net revenues from our wholesale department store business of approximately $0.29 million, primarily driven by an increase in the number of retail stores our brands are sold in, including the launch at Dillard’s this year, and expanding into more product categories for our fast-to-market production platform in our department store business.

Operating Costs and Expenses

Operating costs and expenses decreased $0.85 million to $6.63 million for the Current Quarter from $7.48 million in the Prior Year Quarter. This decrease was primarily attributable to (i) a decrease in other design and marketing costs of approximately $0.49 million primarily attributable to start-up expenses in the Prior Year Quarter for our fast-to-market production platform in our department store business, and (ii) a net decrease in total compensation, including stock-based compensation, of approximately $0.37 million, as the Company shifted from awards of restricted stock to stock options.

Interest and Finance Expense

Interest and finance expense for the Current Quarter decreased by approximately $0.15 million to $0.31 million, compared with $0.46 million in the Prior Year Quarter. This decrease was attributable to: (i) lower interest expense of $0.08 million on our term debt due to a lower principal balance, and (ii) lower interest recognized on the IM Seller Note of $0.07 million (attributable to a reduced imputed rate from 9.0% in the Prior Year Quarter to an interest rate of 2.2%) resulting from the amendment of the IM Seller Note in September 2016.

Income Tax Provision (Benefit)

The effective income tax rate for the Current Quarter was approximately 73% resulting in a $0.69 million income tax provision. During the Current Quarter, the effective tax rate was primarily attributable to recurring permanent differences. Based on the amount of income before income taxes compared to the recurring permanent differences, the effective rate increased by approximately 34%. The effective tax rate was also attributable to the tax impact from the vesting of restricted shares of common stock, which was treated as a discrete item for tax purposes. This item increased the effective rate by 5%.

The effective income tax rate for the Prior Year Quarter was approximately 68% which resulted in a $0.26 million income tax provision. During the Prior Year Quarter, the effective tax rate was attributable to recurring permanent differences. Based on the amount of income before income taxes compared to the permanent differences, the effective rate increased by 27%.

Net Income

We had net income of $0.25 million for the Current Quarter, compared to net income of $0.12 million for the Prior Year Quarter.

Non-GAAP Net Income, Non-GAAP Diluted EPS, and Adjusted EBITDA

We had non-GAAP net income of $1.64 million, or $0.09 per diluted share (“non-GAAP diluted EPS”) for the Current Quarter, compared with non-GAAP net income of $1.54 million, or non-GAAP diluted EPS of $0.08 for the Prior Year Quarter. Non-GAAP net income is a non-GAAP unaudited term, which we define as net income (loss), exclusive of stock-based compensation, non-cash interest expense from discounted debt related to acquired assets, loss on extinguishment of debt, gain on the reduction of contingent obligations, non-recurring facility exit charges, certain discrete tax items related to vesting or exercise of stock-based awards, and net income or loss from discontinued operations. Non-GAAP net income and non-GAAP diluted EPS measures do not include the tax effect of the aforementioned adjusting items, due to the nature of these items and the Company’s tax strategy.

We had Adjusted EBITDA of $2.36 million for the Current Quarter, compared with Adjusted EBITDA of $2.34 million for the Prior Year Quarter. Adjusted EBITDA is a non-GAAP unaudited measure, which we define as net income (loss) before stock-based compensation, interest expense and other financing costs, loss on extinguishment of debt, gain on the reduction of contingent obligations, income taxes, other state and local franchise taxes, depreciation and amortization, non-recurring facility exit charges, and net income or loss from discontinued operations.

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

The following table is a reconciliation of net income (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net income:

	Three Months Ended September 30,
($ in thousands)	2017	2016
Net income	$252	$118
Non-cash interest and finance expense	9	78
Stock-based compensation	690	1,089
Deferred income tax provision	691	256
Non-GAAP net income	$1,642	$1,541

The following table is a reconciliation of diluted earnings per share (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted EPS:

	Three Months Ended September 30,
	2017	2016
Diluted earnings per share	$0.01	$0.01
Non-cash interest and finance expense	0.00	0.00
Stock-based compensation	0.04	0.06
Deferred income tax provision	0.04	0.01
Non-GAAP diluted EPS	$0.09	$0.08
Non-GAAP weighted average diluted shares	18,872,753	19,068,011

The following table is a reconciliation of basic weighted average shares outstanding (presented in accordance with GAAP) to non-GAAP weighted average diluted shares:

	Three Months Ended September 30,
	2017	2016
Basic weighted average shares	18,470,977	18,692,775
Effect of exercising warrants	364,340	369,288
Effect of exercising stock options	37,436	5,948
Non-GAAP weighted average diluted shares	18,872,753	19,068,011

The following table is a reconciliation of net income (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Three Months Ended September 30,
($ in thousands)	2017	2016
Net income	$252	$118
Depreciation and amortization	389	387
Interest and finance expense	314	462
Income tax provision	691	256
State and local franchise taxes	25	26
Stock-based compensation	690	1,089
Adjusted EBITDA	$2,361	$2,338

The nine months ended September 30, 2017 (the “Current Nine Months”) compared with the nine months ended September 30, 2016 (the “Prior Year Nine Months”)

Net Revenues

Current Nine Months net revenues decreased approximately $1.10 million to $24.69 million from $25.79 million in the Prior Year Nine Months. This decrease was primarily due to (i) lower revenues of approximately $1.23 million associated with the termination and transition of the C Wonder Brand from QVC and (ii) lower revenues of approximately $1.10 million associated with the management and design of the LCNY brand (for which our contract ended in July 2016). These decreases were partially offset by (i) higher net revenues from our ongoing interactive television business of $0.85 and (ii) higher net revenues from our wholesale department store business of approximately $0.42 million. The increase in our wholesale department store business was primarily driven by an increase in the number of retail stores our brands are sold in, including the launch at Dillard’s this year, and expanding into more product categories for our fast-to-market production platform in our department store business.

Operating Costs and Expenses

Operating costs and expenses were $21.88 million for the Current Nine Months, compared with $24.39 million for the Prior Year Nine Months. The decrease of approximately $2.51 million was primarily related to i) a decrease in other selling, general and administrative expenses of approximately $0.94 million, primarily driven by lower rent and rent-related expenses, which in the Prior Year Nine Months were also affected by non-recurring charges incurred in connection with the exit from our former leased office facilities, (ii) a $0.93 million net decrease in total compensation, including stock-based compensation, and (iii) a decrease in other design and marketing costs of approximately $0.64 million primarily attributable to start-up expenses in the Prior Year Nine Months for our fast-to-market production platform in our department store business.

Interest and Finance Expense

Interest and finance expense for the Current Nine Months decreased by approximately $0.39 million to $1.04 million, compared with $1.43 million in the Prior Year Nine Months. This decrease was attributable primarily to: (i) lower interest recognized on the IM Seller Note of $0.21 million (attributable to a reduced imputed rate from 9.0% in the Prior Year Nine Months to an interest rate of 2.2%) resulting from the amendment of the IM Seller Note in September 2016, (ii) lower interest expense of $0.15 million on our term debt due to a lower principal balance, and (iii) lower loan modification fees of $0.05 million compared to the Prior Year Nine Months in connection with the amendments to our term debt.

Income Tax Provision (Benefit)

The effective income tax rate for the Current Nine Months was approximately 96% resulting in a $1.70 million income tax provision. During the Current Nine Months, the effective tax rate was primarily attributable to recurring permanent differences. Based on the amount of income before income taxes compared to the recurring permanent differences, the effective rate increased by approximately 33%. The effective tax rate was also attributable to the tax impact from the vesting of restricted shares of common stock, which was treated as a discrete item for tax purposes. This item increased the effective rate by 30%.

The effective income tax rate for the Prior Year Nine Months was approximately 15% resulting in a $0.003 million income tax benefit. During the Prior Year Nine Months, the effective tax rate was attributable to recurring permanent differences. Based on the amount of loss before income taxes compared to the permanent differences, the effective rate decreased by 26%.

Net Income (Loss)

The Company had net income of $0.07 million for the Current Nine Months, compared with net loss of $0.02 million for the Prior Year Nine Months.

Non-GAAP Net Income, Non-GAAP Diluted EPS, and Adjusted EBITDA

We had non-GAAP net income of $4.29 million, or $0.22 per diluted share for the Current Nine Months, compared with non-GAAP net income of $4.64 million, or non-GAAP diluted EPS of $0.24 for the Prior Year Nine Months. We had Adjusted EBITDA of $6.56 million for the Current Nine Months, compared with Adjusted EBITDA of $7.08 million for the Prior Year Nine Months.

The following table is a reconciliation of net income (loss) (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net income:

	Nine Months Ended September 30,
($ in thousands)	2017	2016
Net income (loss)	$66	$(17)
Non-cash interest and finance expense	28	236
Stock-based compensation	2,496	3,754
Non-recurring facility exit charges	-	670
Deferred income tax provision (benefit)	1,704	(3)
Non-GAAP net income	$4,294	$4,640

The following table is a reconciliation of diluted earnings (loss) per share (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted EPS:

	Nine Months Ended September 30,
	2017	2016
Diluted earnings (loss) per share	$0.00	$(0.00)
Non-cash interest and finance expense	0.00	0.01
Stock-based compensation	0.13	0.20
Non-recurring facility exit charges	-	0.03
Deferred income tax provision (benefit)	0.09	(0.00)
Non-GAAP diluted EPS	$0.22	$0.24
Non-GAAP weighted average diluted shares	18,896,418	19,071,332

The following table is a reconciliation of basic weighted average shares outstanding (presented in accordance with GAAP) to non-GAAP weighted average diluted shares:

	Nine Months Ended September 30,
	2017	2016
Basic weighted average shares	18,530,963	18,608,034
Effect of exercising warrants	364,247	435,298
Effect of exercising stock options	1,208	28,000
Non-GAAP weighted average diluted shares	18,896,418	19,071,332

The following table is a reconciliation of net income (loss) (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Nine Months Ended September 30,
($ in thousands)	2017	2016
Net income (loss)	$66	$(17)
Depreciation and amortization	1,173	1,172
Interest and finance expense	1,040	1,427
Income tax provision (benefit)	1,704	(3)
State and local franchise taxes	81	75
Stock-based compensation	2,496	3,754
Non-recurring facility exit charges	-	670
Adjusted EBITDA	$6,560	$7,078

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund working capital needs, acquire new brands, and to a lesser extent, capital expenditures. At September 30, 2017 and December 31, 2016, our cash and cash equivalents were $8.27 million and $14.13 million, respectively.

Restricted cash at September 30, 2017 and December 31, 2016 consisted of (i) $1.11 million of cash deposited with Bank Hapoalim B.M. (“BHI”) as collateral for an irrevocable standby letter of credit associated with the lease of our current corporate office and operating facilities at 1333 Broadway, New York City, and (ii) $0.40 million of cash held as a security deposit for the sublease of our former corporate offices at 475 Tenth Avenue, New York City by us to a third-party subtenant.

We expect that existing cash and operating cash flows will be adequate to meet our operating needs, debt service obligations (including debt service under the Amendment to the Loan Agreement), and capital expenditure needs, for at least the twelve months subsequent to the filing date of this Quarterly Report on Form 10-Q. We front-loaded our 2017 Term Loan principal payments whereby we paid down $5.75 million in the Current Nine Months, with no other payments due during the remainder of this year.

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

Changes in Working Capital

Our working capital (current assets less current liabilities) was $11.13 million and $11.53 million as of September 30, 2017, and December 31, 2016, respectively. Commentary on the components of our cash flows for the Current Nine Months as compared with the Prior Year Nine Months is set forth below.

Operating Activities

Net cash provided by operating activities was approximately $2.33 million in the Current Nine Months, compared with net cash provided by operating activities of approximately $6.77 million in the Prior Year Nine Months.

The Current Nine Months cash provided by operating activities was primarily attributable to the combination of net income of $0.07 million and non-cash expenses of approximately $5.54 million, partially offset by the net change in operating assets and liabilities of approximately $(3.28) million. Non-cash expenses mainly consisted of $2.50 million of stock-based compensation, $1.70 million of deferred income tax provision, $1.17 million of depreciation and amortization, and $0.17 million of amortization of debt discount and deferred finance costs. The net change in operating assets and liabilities includes a net increase in accounts receivable of $2.55 million, a decrease in accounts payable, accrued expenses and other current liabilities of $1.24 million, primarily attributable to bonus payouts and overall timing of payments, and an increase in other liabilities of $0.46 million primarily due to deferred rent related to the lease of our corporate office and operations facility.

The Prior Year Nine Months’ cash provided by operating activities was due to the combination of a net loss of $(0.02) million, non-cash expenses of $5.95 million, and the net change in operating assets and liabilities of $0.84 million. Non-cash expenses mainly consisted of $3.75 million of stock-based compensation, $1.17 million of depreciation and amortization, $0.38 million of amortization of debt discount and deferred finance costs, and a non-cash charge of $0.65 million related to the exit from our former leased office facilities. The net change in operating assets and liabilities included an increase in accounts payable, accrued expenses and other current liabilities of $1.31 million, largely due to withholding taxes payable related to shares surrendered for taxes on vested stock awards; and an increase in other liabilities of $1.13 million related to the lease of our new corporate offices and operations facility, and the sublease of our former offices; partially offset by an increase in accounts receivable of $1.21 million, primarily attributable to the increase in revenues.

Investing Activities

Net cash used in investing activities for the Current Nine Months was approximately $0.19 million, compared with approximately $1.94 million in the Prior Year Nine months. Cash used in investing activities for both the Current Nine Months and Prior Year Nine Months was primarily attributable to capital expenditures, which were higher in the Prior Year Nine Months due to the build-out of our current corporate offices and operations facility (which we relocated to in June 2016).

Financing Activities

Net cash used in financing activities for the Current Nine Months was approximately $8.00 million, primarily attributable to payments on our senior term debt obligation of $5.75 million, payment on our IM Seller Note obligation of $1.43 million, and shares repurchased related to vested restricted stock in exchange for withholding taxes of $0.81 million.

Net cash used in financing activities for the Prior Year Nine Months was approximately $6.13 million, primarily attributable to payments on our senior term debt obligations of $3.13 million, payment on our IM Seller Note obligation of $1.50 million, shares repurchased related to vested restricted stock in exchange for withholding taxes of $1.21 million, payment of the QVC Earn-Out obligation of $0.25 million, and payment of deferred finance costs of $0.07 million.

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

In April 2016, we brought the IMNYC Isaac Mizrahi, H Halston, and Highline Collective brands to Lord & Taylor and Hudson’s Bay department stores through our fast-to-market production platform, “virtual vertical”. We launched the H Halston brand at Dillard’s department stores through our fast-to-market production platform in March 2017, and plan to launch certain products under our IMNYC Isaac brand at Dillard’s retail stores in September. We also intend to seek new opportunities, including expansion through interactive television, our “virtual vertical” production platform, additional domestic and international licensing arrangements, and acquiring additional brands.

During this year, we have made great progress in planning and implementing our integrated technology platform which will position us with the most advanced technology-based design and production platform that completely digitizes design, merchandising, and production supply lines. These advancements strategically position us to take advantage of solid growth opportunities ahead as an industry leader supplying solutions for many of today's retail challenges.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 24, 2017, for a discussion of our critical accounting policies. During the Nine months ended September 30, 2017, there were no material changes to these policies.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2017, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2017 such that the information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

B. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

There have not been any significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no sales of unregistered or registered securities during the nine months ended September 30, 2017.

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

The following table provides information with respect to shares of common stock we repurchased during the quarter ended September 30, 2017:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program
September 1, 2017 to September 30, 2017 (i)	2,200	$3.70	-

(i)	The shares were exchanged from employees and directors in connection with the income tax withholding obligations on behalf of such employees and directors from the vesting of restricted stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith:

31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)
31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)
32.1	Section 1350 Certification (CEO)
32.2	Section 1350 Certification (CFO)

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

Date: November 13, 2017	By:	/s/ Robert W. D’Loren
Name: Robert W. D’Loren
Title: Chairman and Chief Executive Officer

	By:	/s/ James Haran
Name: James Haran
Title: Chief Financial Officer and Vice President

