Form 10-K
period 2017-12-31
XCel Brands, Inc.
filed 2018-03-30
CIK 1083220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter was $32,866,800 based upon the closing price of such common stock on June 30, 2017.

The number of shares of the issuer’s common stock issued and outstanding as of March 20, 2018 was 18,395,281 shares.

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

Overview of the Business

Xcel Brands, Inc. (“Xcel,” the “Company,” “we,” “us” or “our”) is a consumer products company. We are engaged in the design, production, licensing, marketing, and direct-to-consumer sales of branded apparel, footwear, accessories, jewelry, home goods, and other consumer products, and the acquisition of dynamic consumer lifestyle brands. We have developed a Fast-to-Market capability driven by its proprietary integrated technology platform. Currently, our brand portfolio consists of the Isaac Mizrahi, Judith Ripka, H Halston, C Wonder, and the Highline Collective brands.

While we have design, technology, and vertical product development capabilities, we are working capital light and mitigate inventory risk by generating revenues through service and licensing fees, thereby providing higher margins for our retail and licensing partners. As a result, our revenues do not accurately reflect the scale of the businesses under our brands, which generated over $450 million of retail sales in 2017.

Our objective is to build a diversified portfolio of lifestyle consumer brands through organic growth and the strategic acquisition of new brands. To achieve growth under our brands, we are focused on three primary strategies:

•	licensing our brands for distribution through interactive television (i.e. QVC, The Shopping Channel) whereby we design, manage production, merchandise the shows, and manage the on-air talent;

•	licensing our brands to manufacturers and retailers for promotion and distribution through e-commerce, social commerce, and traditional brick-and-mortar retail channels whereby we provide certain design services and, in certain cases, manage supply and merchandising; and

•	entering into strategic supply agreements directly with overseas factories for distribution to our retail partners and through our own direct-to-consumer e-commerce sites.

We believe that Xcel offers a unique value proposition to its licensees and customers for the following reasons:

•	our management team, including our officers’ and directors’ historical track records and relationships within the industry;

•	our Fast-to-Market supply chain and integrated technology platform enables us to design and distribute trend-right product;

•	our operating strategy of licensing brands with significant media presence and driving sales through our ubiquitous-channel retail sales strategy; and

•	our ability to provide retailers with design and Fast-to-Market vertical production capabilities.

We license our brands to third parties, provide certain design, production, marketing and distribution services, and generate licensing, design, and service fee revenues through contractual arrangements with manufacturers and retailers. This includes licensing our own brands for promotion and distribution through a ubiquitous-channel retail sales strategy, which includes distribution through interactive television, the internet, and traditional brick-and-mortar retail channels. We believe that this strategy distinguishes us from other consumer product wholesale companies and brand management companies that rely primarily on their licensees for design, production and distribution, and enables us to leverage the media reach of our interactive television partners, including through television, digital and social media, to drive sales of products under our brands across distribution channels.

Our vision is intended to reimagine shopping, entertainment, and social media as one. By leveraging digital and social media content across all distribution channels, we seek to drive customer (follower) engagement and generate retail sales across our brands. Our strong relationships with leading retailers and interactive television companies and cable network TV enable us to reach consumers in over 400 million homes worldwide and hundreds of millions of social media followers.

We believe our service-fee based Fast-to-Market production platform provides significant competitive advantages compared with traditional wholesale apparel companies that design, manufacture, and distribute products. We focus on our core competencies of design, integrated technologies, Fast-to-Market production, marketing and brand development, while outsourcing manufacturing and the related inventory ownership to best-in-class licensees, manufacturers, and retailers. We believe that we offer 360 degrees of service for a comprehensive solution for our retail partners that addresses many of the challenges facing the retail industry today. We believe our platform is highly scalable due to our business model’s low overhead and working capital requirements, coupled with minimum guaranteed income levels through our multi-year licensing contracts. Additionally, we believe we can quickly integrate additional brands into our platform in order to leverage our design, production and marketing capabilities, and distribution relationships.

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

Our principal office is located at 1333 Broadway, New York, NY 10018. Our telephone number is (347) 727-2474. Additionally, we maintain websites for our respective brands and an e-commerce site for our Judith Ripka brand at www.isaacmizrahi.com, www.judithripka.com, and www.cwonder.com. Our corporate website is www.xcelbrands.com.

Our Brand Portfolio

Currently, our brand portfolio includes the Isaac Mizrahi brands, the Judith Ripka brands, the H Halston brands, the C Wonder brands, and the Highline Collective brand.

Isaac Mizrahi

Isaac Mizrahi is an iconic American brand that stands for timeless, cosmopolitan style. Isaac Mizrahi, the designer, launched his eponymous label in 1987 to critical acclaim, including four Council of Fashion Designers of America (CFDA) awards. Since then, this brand has become known and beloved around the world for its colorful and stylish designs. As a true lifestyle brand, under Xcel’s ownership it has expanded into over 150 different product categories including sportswear, footwear, handbags, watches, eyewear, tech accessories, home, and other merchandise. Under our ubiquitous-channel retail sales strategy, the brand is available across various distribution channels to reach customers wherever they shop: better department stores, such as Lord & Taylor and Hudson’s Bay; interactive television, including QVC and The Shopping Channel; and national specialty retailers. The brand is also sold in various global locations, including Canada, Mexico, the United Kingdom, the Philippines, and the Middle East. When we refer to the Mizrahi brands, we include IMNYC (exclusive to Lord & Taylor, Hudson’s Bay, and Dillard’s), IsaacMizrahiLIVE!, and Isaac Mizrahi. We acquired the Mizrahi brands in September 2011. Additionally, we launched the IMNYC brand at Dillard’s in September 2017, and during Fall 2017 we extended the Isaac Mizrahi portfolio in both reach and diversification through two launches across the home (Isaac Mizrahi Home bedding at Bed Bath & Beyond in September 2017) and beauty (Isaac Mizrahi L♥ves Revlon collaboration in October 2017) categories.

Judith Ripka

Judith Ripka is a luxury jewelry brand founded by Judith Ripka in 1977. This brand has become known worldwide for its distinctive designs featuring intricate metalwork, vibrant colors, and distinctive feel. The Judith Ripka LTD fine jewelry collection consists of pieces in 18 karat gold and sterling silver with precious colored jewels and diamonds, and is currently available in fine jewelry stores, luxury retailers, and via e-commerce. A line of luxury watches was introduced in 2015. As Chief Designer, Ms. Ripka also launched an innovative collection of fine jewelry on QVC under the Judith Ripka brand in 1996, where she offers customers fine jewelry, watches, and accessories at more accessible price points, including precious and semi-precious stones and multi-faceted diamonique stones made exclusively for the brand. The Ripka brands are distributed in various countries including the United States, Canada, the United Kingdom, Russia, the Ukraine, and elsewhere in Europe and the Middle East. When we refer to the Ripka brands, we include Judith Ripka LTD, Judith Ripka, and all related brands and collections. We acquired the Ripka brands in April 2014. In April 2017, we changed our wholesale license to an arrangement with Pranda North America, Inc. (Pranda) to supply our Judith Ripka fine jewelry product lines to bricks and mortar distribution and e-commerce platforms. For the last 18 years, Pranda has been a non-exclusive manufacturer of the Judith Ripka branded product lines. In December 2017, we launched RIPKA, a new casual fine jewelry line featuring 14K gold, available exclusively at Lord & Taylor and on judithripka.com.

H Halston

The H Halston brands are sub-brands of the Halston fashion brands, which include Halston and Halston Heritage. The Halston brand was founded by Roy Halston Frowick in the 1960s, and quickly became one of the most important American fashion brands in the world, becoming synonymous with glamour, sophistication, and femininity. Halston’s groundbreaking designs and visionary style still influence designers around the world today. When we refer to the H Halston brands, we include H Halston and H by Halston. We acquired the H Halston brands in December 2014 from The H Company IP, LLC (“HIP”), a subsidiary of House of Halston, LLC (“HOH”). We launched the H by Halston brand on QVC in September 2015, which is available exclusively through interactive television channels, launched the H Halston brand lifestyle collection at Lord & Taylor and Hudson’s Bay in April 2016, and launched the H Halston brand lifestyle collection at Dillard’s in March 2017.

C Wonder

The C Wonder brand was founded by J. Christopher Burch in 2011 to offer a wide-ranging assortment of beautiful, versatile, and spirited products that are designed to transport its customers to a place they have never been. C Wonder offers women’s clothing, footwear, jewelry and accessories, and delightful surprises at every turn. We acquired the C Wonder brand in July 2015, and launched the brand on QVC in March 2016. During the first quarter of 2017, we reached an agreement with QVC to transition the C. Wonder brand to enable other distribution channels, in order to gain greater flexibility to leverage the brand with domestic department stores and off-price retailers and international opportunities.

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

Growth Strategy

Our vision is intended to reimagine shopping, entertainment, and social media as one. To fulfill this vision, we plan to continue to grow the reach of our brand portfolio by leveraging our own internal design, production, integrated technology platforms and marketing expertise and our relationships with key licensees, manufacturers and retailers. Also, we continue to market our brands through our innovative ubiquitous-channel retail sales strategy. Our strategy includes distribution through interactive television, e-commerce, and traditional brick-and-mortar retail channels. By leveraging the reach and consumer engagement of our media partners, and by developing rich online video and social media content under our brands, our strategy is to drive increased customer engagement and generate sales across our channels of distribution. Key elements of our strategy include:

•	Expand and Leverage Fast-to-Market Production Platform to Additional Retail Partners. In 2015, we developed a Fast-to-Market production platform designed to deliver short lead production capabilities (typically between four to eight weeks) to our retail customers, helping drive traffic and enable retailers to respond quickly to customer demand – a read-and-react model. Our Fast-to-Market production platform shortens the supply chain cycle by utilizing state of the art Product Lifecycle Management systems (“PLM”), proprietary merchandising strategies, 3D designs, trend analytics, data science and consumer insight testing to actively monitor fashion trends, while leveraging our experience and know-how to quickly design, test, market, produce, and source high-quality goods. This is a highly scalable platform and light working-capital business model. We launched womens’ sportswear collections under three of our brands in the department store channel through our Fast-to-Market production platform in 2016 and 2017. Given some of the challenges facing the department store industry today, including declining customer traffic, aggressive mark-down cadence, and inability to respond quickly to customer demands, we developed this Fast-to-Market production platform in order to address these challenges and deliver a full 360-degree solution to our retail partners for our brands, including design, marketing, production, and sourcing services. We provide the platform to our licensees and in certain cases manage the supply chain for our brands on their behalf; however, the licensees are responsible for purchasing products directly from the factories. We intend to leverage the platform across additional brands and/or retailers, and believe that it provides us with a value-added service that differentiates us from our competitors and competing brands.

•	Continue to Develop our Integrated Technologies Platform. We are developing and investing in integrated technologies across several categories including 3D design, trend analytics, data science, and consumer insight testing as a refinement of our Fast-to-Market production platform in order to design and plan our apparel collections more efficiently and intelligently. Driven by short-lead marketing such as social media and new direct-to-consumer business models, consumers now expect more from apparel brands and retailers, and we believe that the solution is to deliver to the customer what they want, when they want it, at a price that they can confirm is fair. Advances in 3D design technologies and software allow us to design more efficiently, seamlessly communicate technical aspects of designs with our manufacturing partners, and produce better fitting, more consistent products. Additionally, photo-realistic images generated by the current generation of 3D design software can be used to perform consumer insight testing on products, to determine demand and plan quantities for production even before a sample is made. Trend analytics including advanced algorithms focused on internet searches, social media, and inventory trends provide a forward-looking view of consumer design and allow us to design into trends early-on, while data analytics will allow us to review performance and respond quickly in our read-and-react Fast-to-Market model. Additionally, we will seek to utilize machine learning and artificial intelligence to automate at least a portion of these functions. While investments must be made at the retailers including in last-mile delivery solutions, we believe that our careful investments into these technologies position us to provide unique and advanced solutions to retailers in the current and rapidly changing environment. Importantly, we believe that it will help us continue to grow our business across our brands and in private label production, and the integrated technologies platform itself should develop more significant value as we continue to build and develop it.

•	Expand Other Retail Partnerships. We have entered into promotional collaborations and/or marketing agreements with large global companies such as Hewlett Packard, Revlon, Johnson & Johnson, and Kleenex, and have developed exclusive programs through certain licensees for specialty retailers such as Best Buy and Bed Bath & Beyond. We plan to continue to develop strategic relationships under our brands that can leverage our media reach through interactive television and social media to drive traffic and sales for our brands and retail partners and enhance the visibility of our brands.

•	Expand Wholesale License Relationships. We have entered into numerous license agreements for various product categories under our brands. With the launch of our Fast-to-Market production platform in 2016, we have expanded the presence of our brands at department stores and subsequently launched additional categories in the department store channel, including footwear, handbags, dresses, costume jewelry, and sunglasses. We plan also to launch denim and mens’ sportswear collections under certain of our brands in Fall 2018. We continue to seek opportunities to expand the businesses of our licensees, as well as entering into licenses for new categories under each of our brands where the category is authentic to the brand, for both our existing brands as well as brands that we may acquire and/or develop in the future.

•	Expand Internationally. In 2015, we expanded the Mizrahi brand into Italy, France, and Germany on QVC and launched the H by Halston brand on QVC in the United Kingdom. In 2016, we expanded the H by Halston brand into Italy, France, and Germany on QVC. We plan to continue to expand our brands internationally through QVC and to license to certain international licensing partners the right to distribute products under our brands through department stores and other retailers in such international markets. We will also seek to grow the Mizrahi brand on TSC in Canada through category expansion and product offerings, and seek ways to expand to leverage our other brands through TSC’s platform.

•	Deliver Quality Product Offerings. We employ a design team to provide design and other services to our licensees to ensure that our products adhere to stringent quality standards and design specifications that we have developed. We intend to continue to invest in our design and marketing capabilities in order to differentiate our services to our licensees and our brands in the marketplace.

•	Acquire, Develop or Partner with Brands. We plan to continue to pursue the acquisition and/or development of additional brands or the rights to brands which we believe are synergistic and complementary to our overall strategy. Our brand acquisition and development strategy is focused on dynamic brands that we believe:

•	are synergistic to our existing portfolio of brands;

•	are strategic to our growth in a channel of distribution; and

•	are expected to be accretive to our earnings.

Design, Production, Marketing, and Licensing Business

We license our brands to third parties, provide design, production and marketing services and generate licensing, design, sourcing and service fee revenues through contractual arrangements with manufacturers and retailers. This includes licensing and distribution, without taking inventory risk, of our own brands for promotion and distribution through a ubiquitous-channel retail sales strategy, which includes distribution through interactive television, e-commerce, and traditional brick-and-mortar retail channels.

QVC is an important strategic partner in our interactive television business, and is our largest licensee for each of our Mizrahi, Ripka and H Halston brands. QVC’s business model is to promote and sell products through its interactive television programs and related e-commerce and mobile platforms. We employ and manage on-air spokespersons under each of our brands in order to promote products under our brands on QVC. According to QVC, QVC had global revenues of approximately $8.8 billion in 2017, of which e-commerce sales represented approximately $4.4 billion, and QVC’s programming currently reaches approximately 360 million homes worldwide. QVC was ranked as the number three mobile retailer in the U.S. according to the 2017 Internet Retailer Mobile 500, and as number four among multi-category retailers in North America, according to the 2016 Internet Retailer Top 500. Our agreements with QVC allow our on-air spokespersons to promote our non-QVC product lines and strategic partnerships under the Mizrahi, Ripka, and H Halston brands through QVC’s programs, subject to certain parameters including the payment of a portion of our non-QVC revenues to QVC. We believe that our ability to continue to leverage QVC’s media platform, reach, and attractive customer base to cross-promote products in and drive traffic to our other channels of distribution provides us a unique advantage.

In our businesses with QVC and our Fast-to-Market production platform, in addition to full design services and marketing support, we also provide production and sourcing services. In each case, our business model allows us to focus on our core competencies of designing, sourcing, marketing, and managing brands without much of the risk and investment requirements in inventory associated with traditional consumer product companies. The Mizrahi brands are licensed through our wholly owned subsidiary, IM Brands, LLC (“IM Brands”), the Ripka brands are licensed through our wholly owned subsidiary, JR Licensing, LLC (“JR Licensing”), the H Halston brands are licensed through our wholly owned subsidiary, H Licensing, LLC (“H Licensing”), and the C Wonder brands are licensed through our wholly owned subsidiary, C Wonder Licensing, LLC (“CW Licensing”).

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

Agreement	Current Term Expiry	Automatic Renewal	Xcel Commenced Brand with QVC	QVC Product Launch
IM QVC Agreement	September 30, 2020	one-year period	September 2011	2010
Ripka QVC Agreement	March 31, 2019	one-year period	April 2014	1999
H QVC Agreement	December 31, 2019	one-year period	January 2015	September 2015
C Wonder QVC Agreement	In sell-off period (1)	n/a (1)	August 2015	March 2016

Notes:

(1)	On April 28, 2017, the Company and QVC entered into an amendment to terminate the C Wonder QVC Agreement effective May 1, 2017 and commence a sell-off period. During the sell-off period, QVC remained obligated to pay royalties to the Company through January 31, 2018, and QVC retains exclusive rights with respect to C Wonder branded products for interactive television, excluding certain permitted international entities, through May 1, 2018.

In connection with the forgoing and during the same periods, QVC and its subsidiaries have the exclusive, worldwide right to use the names, likenesses, images, voices, and performances of our spokespersons to promote the respective products. Under the IM QVC Agreement, IM Brands has also granted to QVC and its affiliates, during the same period, exclusive, worldwide rights to promote third party vendor co-branded products that, in addition to bearing and being marketed in connection with the trademarks and logos of such third-party vendors, also bear or are marketed in connection with the IsaacMizrahiLIVE trademark and related logo.

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

For the years ended December 31, 2017 and 2016, net revenue from the QVC Agreements collectively accounted for 81% and 84%, respectively, of the total net revenues of the Company.

H Halston Licensing Agreement

On December 22, 2014, H Licensing and HIP, entered into a trademark license agreement (the “HIP License Agreement”), whereby H Licensing granted to HIP a non-assignable exclusive sublicense to use the H Halston trademark in association with the manufacture, distribution, promotion, advertising, and sale of products bearing the H Halston trademark and any related services thereto in all channels of distribution, excluding interactive television and its related e-commerce and digital distribution, and excluding certain mass retailers. HIP was required to pay royalties to H Licensing during the term, with a minimum guaranteed royalty of $600,000 per year during the initial term for 2016 through 2024 and $1,200,000 for any year thereafter. Benjamin Malka, a director of our Company, is the chief executive officer and a 25% equity holder of House of Halston, LLC, the parent company of HIP.

On September 1, 2015, we entered into a license agreement with Lord and Taylor, LLC (the “L&T License”) and simultaneously amended the HIP License Agreement eliminating HIP’s minimum guaranteed royalty obligations, provided the L&T License is in effect. In addition, we entered into a sublicense agreement with HIP (the “HIP Sublicense Agreement”), obligating us to pay HIP on an annual basis the greater of (i) 50% of royalties received under the L&T License from H Halston products or (ii) guaranteed minimum royalties. Provided that Lord & Taylor is paying us at least $1,000,000 per quarter under the L&T License, the remaining contractually guaranteed minimum royalties are equal to $0.75 million, $0.75 million, $1.5 million, and $1.75 million for the twelve months ending January 31, 2018, 2019, 2020, and 2021, respectively.

On December 12, 2016, we entered into another license agreement for the H Halston brand with Dillard’s Inc. and affiliates (the “Dillard’s License”, and together with the L&T License, the “DRT Licenses”).

We are negotiating proposed new arrangements and are operating under those terms as an at-will license as set forth below:

•	The HIP Trademark Usage and Royalty Participation Agreement, has an initial term that expires on December 31, 2020 unless sooner terminated or renewed, and we shall pay to HIP: (i) 50% of the excess H Halston Royalty paid to us under the DRT Licenses and any other third party licenses that we may enter into; (ii) 25% of the excess developed brand royalty paid to us for the Highline Collective Brand under the DRT Licenses, and 20% of the excess developed brand royalty paid to us for any subsequent developed brand under the DRT Licenses, and (iii) 10% of the excess private label brand royalty paid to us under the DRT Licenses and during the first term only of the DRT Licenses. Additionally, we have the right, but not the obligation, at any time after January 31, 2023, to terminate the obligations under points (ii) and (iii) above by paying to HIP an amount equal to four times the sum of the developed brand credits and private label credits for the contract year ending on January 31, 2023 (the "Buy Out Payment''). The Buy-Out Payment may be payable by us and at our sole discretion either (a) in cash, or (b) in a number of common shares of Xcel calculated based on the amount of the Buy-Out Payment divided by the average closing price for common shares of Xcel on a national exchange for the preceding five trading days, subject to a minimum price for common shares of Xcel of $7.00 per common share. Once effective, it will terminate and replace the HIP Sublicense Agreement.

•	A license and supply agreement with the Halston Operating Company, LLC (“HOC”), a subsidiary of HOH, with an initial term ending on January 31, 2022, subject to renewal. Under the HOC at-will license and supply agreement, HOC shall provide licensed products for sale to pre-approved retailers, including HBC and Dillard’s, and shall also be responsible for overseeing the visual merchandising and in-store retail environments for such approved retailers, as well as be responsible for training and oversight of any retail staff responsible for selling the licensed products within HBC and Dillard’s, as reasonably agreed upon between HOC and HBC and Dillard’s. The HOC at-will license and supply agreement provides for, among other things, design fees of $1.2 million for the period from July 1, 2017 through December 31, 2017, subsequent design fees of $2.4 million for the contractual yearly periods ending on January 31, 2019, and on December 31, 2020, 2021, and 2022, respectively, and sales-based royalties on the categories of products licensed under the agreement and the contractual year of payment. Once effective, it will terminate and replace the HIP License Agreement.

Other Licensing Agreements

We have entered into numerous other licensing agreements for sales and distribution through e-commerce and traditional brick-and-mortar retailers. Authorized distribution channels include department stores such as Lord & Taylor, Macy’s, Neiman Marcus, Nordstrom’s, and Saks Fifth Avenue, off-price retailers such as Neiman’s Last Call, Nordstrom Rack, Saks Off Fifth, and TJX (including TJ Maxx, Marshall’s and Home Goods), and national specialty retailers such as Best Buy and Bed Bath & Beyond. Under our other licenses, a supplier is granted rights, typically on an exclusive basis, to a single or small group of related product categories for sale to multiple accounts within an approved channel of distribution and territory. Our other license agreements typically provide the licensee with the exclusive rights for a certain product category in a specified territory and/or distribution channel under a specific brand or brands. Our other license agreements cover various categories, including but not limited to women’s apparel, footwear, and accessories; bath and body; jewelry; home products; men’s apparel and accessories; children’s and infant apparel, footwear, and accessories; and electronics cases and accessories. The terms of the agreements generally range from three to six years with renewal options.

We are in discussions with other potential licensees and strategic partners to license and/or co-brand the Mizrahi brands, Ripka brands, H Halston brands, and C Wonder brands for additional categories. In certain cases, we have engaged licensing agents to assist in the procurement of such licenses for which we or our licensees pay such agents’ fees based upon a percentage of the net sales of licensed products by such licensees, or a percentage of the royalty payments that we receive from such licensees. While many of the new and proposed licensing agreements will likely require us to provide seasonal design services, most of our new and prospective licensing partners have their own design staff, and we therefore expect low incremental overhead costs related to expanding our licensing business. We will endeavor, where possible, to require licensees to provide guaranteed minimum royalties under their license agreements.

Our licensees currently sell our branded licensed products through brick-and-mortar retailers, e-commerce, and in certain cases supply products to interactive television companies for sale through their television programs and/or through their internet websites. We generally recognize revenues from our other licenses based on a percentage of the sales of products under our brands, but excluding (i) sales of products to interactive television networks, where we receive a retail royalty directly from the interactive television licensee, and (ii) sales of products to e-commerce sites operated by us. Additionally, based upon guaranteed minimum royalty provisions required under many of the license agreements, we are able to recognize revenue related to certain other licenses based on the greater of the sales-based royalty or the guaranteed minimum royalty.

Design and Promotional Services

We provide design and other services to certain of our licensees and, in some cases, to select brands owned by third parties, including for private label programs for certain of our retail partners. In particular, we provide all design services to QVC for products sold under the IM QVC Agreement, Ripka QVC Agreement, H QVC Agreement, C Wonder QVC Agreement, and design services to Lord and Taylor and Dillard’s under the L&T License and our license with Dillard’s, respectively, and to HOC under the HOC license and supply agreement. This includes seasonal design guidance, product development and merchandising, product design and sample review and approvals through our in-house design organization. Additionally, the Company provides limited design services under the wholesale licenses which may include seasonal design guidance (such as style guides) and/or print and pattern development, for which certain of our licensees pay us fixed fees for such services as determined in their agreements. In general, the design of products under our wholesale licenses is expected to be completed by the licensees at our direction.

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

The Company also provides certain technology services to our retail partners and certain of our licensees under our proprietary integrated technology platform.

The Company employs design, merchandising, production services, and marketing teams to provide the aforementioned services.

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

Given our ubiquitous-channel retail sales strategy focusing on the sale of branded products through various distribution channels (including e-commerce, interactive television, and traditional brick-and-mortar sales channels), our marketing efforts currently focus on PR and fashion editorial, social media campaigns, personal appearances, and digital content in order to drive retail sales of product and consumer awareness across our various sales distribution channels. We seek to create the intersection where shopping, entertainment, and social meet. As such, our marketing is currently conducted primarily through social media, blogs, videos, images, and other digital content that are all updated regularly. Our efforts also include promoting namesakes of our brands and our personalities through various media including television (such as Project Runway All-Stars), design for performances, and other events. We also work with QVC and the Hudson’s Bay Company to leverage their marketing resources, including e-commerce platforms and related digital marketing campaigns, social media platforms, direct mail pieces, and public relations efforts.

Our agreements with QVC allow our brand spokespersons to promote our non-QVC product lines and strategic partnerships under our brands through QVC’s programs, subject to certain parameters including the payment of a portion of our non-QVC revenues to QVC. We believe that this provides us with the ability to leverage QVC’s media platform (including television, e-commerce, and social media) and QVC’s customer base of approximately 360 million households worldwide to cross-promote products in and drive traffic to our other channels of distribution. Many of our licensees make advertising and marketing contributions to the Company under their license agreements which are used to fund marketing-related expenses and further promote our brands as we deem appropriate. Certain of the wholesale licenses contain requirements to provide advertising or marketing for our brands under their respective license agreements.

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

Because many of our competitors have significantly greater cash, revenues, and resources than we do, we must work to differentiate ourselves from our direct and indirect competitors to successfully compete for market share with the brands we own and for future acquisitions. We believe that the following factors help differentiate our Company in an increasingly crowded competitive landscape:

•	our management team, including our officers’ and directors’ historical track records and relationships within the industry;

•	our brand management platform, which has a strong focus on design and marketing; and

•	our operating strategy of licensing brands with significant media presence and driving sales through our ubiquitous-channel retail sales strategy across interactive television, brick-and-mortar, and e-commerce distribution channels.

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

Trademarks

The Company, through its subsidiaries, owns and exploits the Mizrahi brands, which include the trademarks and brands Isaac Mizrahi, Isaac Mizrahi New York, IMNYC Isaac Mizrahi, and IsaacMizrahiLIVE; the Ripka brands, which include the trademarks and brands Judith Ripka LTD, Judith Ripka Collection, Judith Ripka Legacy, Judith Ripka, and Judith Ripka Sterling; two Halston-formative brands and trademarks, namely, H by Halston and H Halston; the C Wonder brands, which include the trademarks and brands C Wonder and C Wonder Limited; and the Highline Collective brand.

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

Employees

As of December 31, 2017, we had 80 full-time employees and 14 part-time employees. None of our employees are represented by a labor union.

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

As of December 31, 2017, we had cash and cash equivalents of approximately $10.2 million. Although we believe that our existing cash and our anticipated cash flow from operations will be sufficient to sustain our operations at our current expense levels for at least 12 months subsequent to the date of the filing of this Annual Report on Form 10-K, we may require significant additional cash to expand our operations or acquire additional brands, although historically we have funded acquisitions with debt and equity financing. Our inability to finance our growth, either internally through our operations or externally, may limit our growth potential and our ability to execute our business strategy successfully. If we issue securities to raise capital to finance operations and/or pay down or restructure our debt, our existing stockholders may experience dilution. In addition, the new securities may have rights senior to those of our common stock.

We have a limited operating history with our more recently acquired brands.

We acquired the H Halston brands in December 2014 and the C Wonder brands in July 2015 and launched our Highline brand in fall 2016. We only recently began to generate product sales through QVC under H Halston brands and through our Fast-to-Market production platform starting from September 2015. Since we only recently acquired the H Halston brands and C Wonder brands, we have limited experience operating and managing these brands. Operating and managing these brands and/or any future brands that we may acquire may require the expenditure of a significant amount of our time and resources and could negatively impact our results of operations.

Although the Ripka brand name has been an established brand for over 20 years, and has been sold on QVC for over 10 years, we have only operated the Ripka brand since acquiring it in 2014. Prior to our acquisition of the Ripka brands in April 2014, it was operated by a predecessor owner whose majority shareholder was Judith Ripka. We have also recently restructured our Ripka wholesale/non-QVC licensing operations and, accordingly, do not have an established history of conducting these operations.

Our significant debt obligations could impair our liquidity and financial condition, and in the event we are unable to meet our debt obligations, we could lose ownership of our trademarks and/or other assets.

On February 26, 2016, we entered into a senior secured credit facility with Bank Hapoalim B.M., pursuant to which we entered into a $27.875 million term loan, which had an outstanding principal balance of $19.5 million as of December 31, 2017. In addition, we had previously issued to IM Ready-Made, LLC (“IM Ready”) a promissory note in connection with our acquisition of the Mizrahi business, which we refer to as the IM Seller Note, which had an outstanding balance of $2.2 million as of December 31, 2017. Furthermore, we issued to Ripka non-interest bearing promissory notes in connection with our acquisition of the Ripka brands, which we refer to as the Ripka Seller Notes, of which $0.5 million of the principal amount remained outstanding as of December 31, 2017. We also have contingent obligations associated with the acquisitions of the Ripka brands and the C Wonder brand, for which we have recorded $0.2 million and $2.9 million, respectively, as contingent obligations on our consolidated balance sheet as of December 31, 2017. The Ripka Seller Notes and the contingent obligation related to the C Wonder Brand may be payable in cash or common stock at our discretion. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions or for other operating needs.

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

In the event that we fail in the future to make any required payment under the agreements governing our indebtedness or if we fail to comply with the financial and operating covenants contained in those agreements, we would be in default with respect to that indebtedness and the lenders could declare such indebtedness to be immediately due and payable. In February 2017, our credit facility with Bank Hapoalim B.M, was amended to eliminate the minimum EBITDA (as defined in the credit facility) requirement of $9.5 million for the year ended December 31, 2016. Our EBITDA was $8.5 million for the year ended December 31, 2016. In June 2017, we entered into a second amendment to our credit facility with Bank Hapoalim B.M, whereby the minimum EBITDA requirement for the year ending December 31, 2017 was changed to $7.0 million, and the minimum EBITDA requirements for the years ending December 31, 2018 and 2019 were changed to $8.0 million. Our EBITDA was $8.0 million for the year ended December 31, 2017. There can be no assurance that Bank Hapoalim B.M. will amend the credit facility in the future to adjust or eliminate covenants or waive our non-compliance or breach of a financial or other covenant in the future. Termination of any of the QVC Agreements – including the IM QVC Agreement, the Ripka QVC Agreement, the H QVC Agreement, and the C Wonder QVC Agreement – would also result in a default under our credit facility with Bank Hapoalim B.M. A debt default could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under all or a portion of our indebtedness, or a renegotiation of our credit facility with Bank Hapoalim B.M. with more onerous terms and/or additional equity dilution. Since substantially all of our debt obligations are secured by our assets, upon a default, our lenders may be able to foreclose on our assets.

A substantial portion of our licensing revenue is concentrated with a limited number of licensees such that the loss of any of such licensees could decrease our revenue and impair our cash flows.

A substantial portion of our revenues has been paid by QVC, through the QVC Agreements. During the years ended December 31, 2017 and 2016, QVC accounted for approximately 81% and 84%, respectively, of our net revenues. Because we are dependent on these agreements with QVC for a significant portion of our revenues, if QVC were to have financial difficulties, or if QVC decides not to renew or extend its existing agreements with us, our revenue and cash flows could be reduced substantially. Our cash flow would also be significantly impacted if there were significant delays in our collection of receivables from QVC. Additionally, we have limited control over the programming that QVC devotes to our brands or its promotional sales with our brands (such as “Today’s Special Value” sales). QVC has reduced the programming time it devotes to jewelry and, accordingly, also to our Ripka brand, and if QVC further reduces or modifies its programming or promotional sales related to our brands, our revenues and cash flows could be reduced substantially. In order to increase sales of a brand through QVC, we generally require additional television programming time dedicated to the brand by QVC. QVC is not required to devote any minimum amount of programming time for any of our brands.

While our business with QVC has grown since the IsaacMizrahiLIVE and Ripka brands were launched, there is no guarantee that it will continue to grow in the future. We also have a limited operating history with our H Halston and C Wonder brands. Additionally, there can be no assurance that our other licensees will be able to generate sales of products under our brands or grow their existing sales of products under our brands, and if they do generate sales, there is no guarantee that they will not cause a decline in sales of products being sold through QVC.

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

We are negotiating an arrangement with Halston and their affiliates to replace our existing agreements and have been operating under the terms of the proposed arrangement rather than the existing agreement and may not be able to finalize such arrangement or enforce our rights if we are unable to do so.

We are party to a license agreement with The H Company IP, LLC (“HIP”), which provides for guaranteed minimum royalties to be paid to us during the term of the agreement, and a sublicense agreement with HIP pursuant to which we are obligated to pay to HIP an annual fee based on royalties we receive from the L&T License, with a guaranteed minimum royalty if we are receiving at least a specified minimum under the L&T License. We are negotiating a termination of the agreements and new arrangement with HIP and other Halston affiliates, under which we would directly license the IMNYC-Isaac Mizrahi, H Halston and Highline brands for department stores to the Halston entities and we would receive a royalty based on sales, including sales to Lord & Taylor, HBC and Dillard’s. We have been working under this arrangement since July 2017. We are subject to the risk that we will not be able to finalize our arrangement with the Halston entities, which could materially adversely affect our ability to sell products through Lord & Taylor, HBC and Dillard’s and our operating results. While we do not believe that we would owe any amounts to HIP under the existing agreements if they were to seek to enforce their rights thereunder, we cannot assure you that we would not be adversely affected if they sought to enforce their rights under the existing agreements. We cannot assure you that the Halston entities will continue to perform under the existing arrangement if an agreement is not executed or that if that were to occur, that we would be able to enforce our rights under the existing agreements or receive the benefits of the existing arrangement.

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

Our revenues are dependent on payments made to us under our licensing agreements. Although the licensing agreements for our brands typically require the advance payment to us of a portion of the licensing fees and in many cases provide for guaranteed minimum royalty payments to us, the failure of our licensees to satisfy their obligations under these agreements or their inability to operate successfully or at all, could result in their breach and/or the early termination of such agreements, the non-renewal of such agreements or our decision to amend such agreements to reduce the guaranteed minimums or sales royalties due thereunder, thereby eliminating some or all of that stream of revenue. Moreover, during the terms of the license agreements, we are substantially dependent upon the efforts and abilities of our licensees to maintain the quality and marketability of the products bearing our trademarks, as their failure to do so could materially tarnish our brands, thereby harming our future growth and prospects. In addition, the failure of our licensees to meet their production, manufacturing, sourcing, and distribution requirements or actively market the branded licensed products could cause a decline in their sales and potentially decrease the amount of royalty payments (over and above the guaranteed minimums) due to us. A weak economy or softness in the apparel and retail sectors could exacerbate this risk. This, in turn, could decrease our potential revenues. These risks are further increased with respect to our agreements with HIP, as we are dependent upon the efforts and abilities of a sole licensor. The concurrent failure by several of our material licensees to meet their financial obligations to us could jeopardize our ability to meet the debt service coverage ratios required in connection with our debt facility or facilities. Further, such failure may impact our ability to make required payments with respect to such indebtedness. The failure to meet such debt service coverage ratios or to make such required payments would give our lenders the right to accelerate all obligations under our debt facility or facilities and foreclose on our trademarks, license agreements, and other related assets securing such notes.

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

We expect to achieve growth based upon our plans to expand our business under the Mizrahi brands, the Ripka brands, Highline and the H Halston Brands, and to develop a licensing business under the C Wonder brands. If we fail to manage our expected future growth, our business and operating results could be materially harmed.

We expect to achieve growth in our existing brands and intend to seek new opportunities and international expansion through interactive television and licensing arrangements and through expansion of our department store business, including Fast-to-Market production platform to include new retailers and to increase the products lines offered under this platform. The success of our company, however, will still remain largely dependent on our ability to build and maintain broad market acceptance of our brands and to contract with and retain key licensees and on our licensees’ ability to accurately predict upcoming fashion and design trends within their respective customer bases and fulfill the product requirements of their particular retail channels within the global marketplace.

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

We face risks with the development of new brands.

We developed the Highline brand to market under the L&T license and may develop other brands in connection with entering into other licensing agreements under our Fast-to-Market production platform. The development of brands will require us to incur significant expenses without any guarantee that the brands will achieve meaningful market acceptance. Unlike acquired brands, which typically have been selling in the marketplace for years, a newly developed brand has no history of prior sales or brand recognition. Accordingly, if we develop brands that are not successful, our cash flows and operating results could be adversely effected. Moreover, failure of newly developed brands could adversely impact our ability to attract additional retail partners to our Fast-to-Market production platform.

In connection with our Fast-to-Market production platform and business strategy, we have been redirecting certain licensed categories to new retail partners, and are subject to the risks relating to these partners’ businesses.

The L&T License and Dillard’s License subject us to many risks. Pursuant to the respective agreements, we are managing the design and manufacturing oversight of products in an innovative Fast-to-Market supply chain for these brands. In the event we breach our agreement or, in certain cases, if our retail partner terminates an agreement with a supplier approved by us as a result of a breach or default by such supplier, our retail partner may terminate our agreement. The success of our brick-and-mortar licensing strategy and Fast-to-Market production platform is substantially dependent on the success of our agreements with Lord & Taylor and Dillard’s, including the efforts of our retail partners and the suppliers and other third parties, and our ability to enter into similar agreements with additional retail partners. We cannot assure you that this business or strategy will be successful. Failure to successfully implement this strategy may result in reduced revenues and cash flows and harm to our reputation.

Many of Lord & Taylor’s and Dillard’s stores are located in shopping malls. A continued substantial decline in mall traffic, the development of new shopping malls, the availability of locations within existing or new shopping malls, and the failure or closing of individual shopping malls may negatively impact our ability to maintain or grow our sales through the L&T License and the Dillard’s License, which could have an adverse effect on our financial condition or results of operations.

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

To the extent we seek to acquire additional brands, we will face competition to retain licenses and to complete such acquisitions. The ownership, licensing, and management of brands is becoming a more widely utilized method of managing consumer brands as production continues to become commoditized and manufacturing capacity increases worldwide. We face competition from numerous direct competitors, both publicly and privately-held, including traditional apparel and consumer brand companies, other brand management companies and private equity groups. Companies that traditionally focused on wholesale manufacturing and sourcing models are now exploring licensing as a way of growing their businesses through strategic licensing partners and direct-to-retail contractual arrangements. Furthermore, our current or potential licensees may decide to develop or purchase brands rather than renew or enter into contractual agreements with us. In addition, this increased competition could result in lower sales of products offered by our licensees under our brands. If our competition for licenses increases, it may take us longer to procure additional licenses which could slow our growth rate.

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

As of December 31, 2017, we are contractually obligated through February 28, 2022 to make remaining lease payments totaling approximately $4.1 million related to our former corporate offices and operations facility at 475 Tenth Avenue, 4th Floor, New York, New York. We have currently subleased this office space to a third-party subtenant through December 12, 2018, with such sublease containing a renewal option to extend the term through February 27, 2022. However, there can be no assurance that our subtenant will exercise this renewal option. If our subtenant does not renew their sublease, there can be no assurance that we will be able to find a replacement subtenant or subtenants for all or a portion of the remaining lease term. Failure to obtain a subtenant for the remainder of the term at a rent equal to our remaining obligation to our landlord would negatively impact our future results of operations and cash flows.

Our trademarks and other intangible assets are subject to impairment charges under accounting guidelines.

Intangible assets, including our trademarks represent a substantial portion of our assets. Under accounting principles generally accepted in the United States of America (“GAAP”), indefinite lived intangible assets, including our trademarks, are not amortized, but must be tested for impairment annually or more frequently if events or circumstances indicate the asset may be impaired. The estimated useful life of an intangible asset must be evaluated each reporting period to determine whether events and circumstances continue to support an indefinite useful life. Definite lived intangible assets are amortized over their estimated useful lives. Non-renewal of license agreements or other factors affecting our market segments or brands could result in significantly reduced revenue for a brand, which could result in a devaluation of the affected trademark. If such devaluations of our trademarks were to occur, a material impairment in the carrying value of one or more of our trademarks could also occur and be charged as a non-cash expense to our operating results, which could be material. Any further write-down of intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results.

Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or by a change in allocation of state and local jurisdictions, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of recovering the amount of deferred tax assets recorded on the balance sheet and the likelihood of adverse outcomes resulting from examinations by various taxing authorities in order to determine the adequacy of our provision for income taxes. Although under the 2018 Tax Cuts and Jobs Act Federal tax rates are lower, certain expenses will be either reduced or eliminated, causing the Company to have increased taxable income, which may have an adverse effect on our future income tax obligations. We cannot guarantee that the outcomes of these evaluations and continuous examinations will not harm our reported operating results and financial condition.

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

Many economic factors beyond our control may impact our forecasts and actual performance and devalue our brands and trademarks. Devaluation of a trademark could result in an impairment in its carrying value, which could be material. These factors include consumer confidence, consumer spending levels, employment levels, or availability of consumer credit, recession, deflation, inflation, a general slowdown of the U.S. economy, or an uncertain economic outlook. Furthermore, changes in the credit and capital markets, including market disruptions, limited liquidity, and interest rate fluctuations, may increase the cost of financing or restrict our access to potential sources of capital for future acquisitions.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our Annual Report on Form 10-K our assessment of the effectiveness of our internal control over financial reporting. We have dedicated a significant amount of time and resources to ensure compliance with this legislation for the year ended December 31, 2017 and will continue to do so for future fiscal periods. We cannot be certain that future material changes to our internal control over financial reporting will be effective. If we cannot adequately maintain the effectiveness of our internal control over financial reporting, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our common stock. Moreover, if we discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price.

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

The combined voting power of the common stock ownership of our officers, directors, and key employees is approximately 41% of our voting securities as of December 31, 2017. As a result, our management and key employees through such stock ownership will exercise significant influence over all matters requiring shareholder approval, including the election of our directors and approval of significant corporate transactions. This concentration of ownership in management and key employees may also have the effect of delaying or preventing a change in control of us that may be otherwise viewed as beneficial by stockholders other than management. There is also a risk that our existing management and a limited number of stockholders may have interests which are different from certain stockholders and that they will pursue an agenda which is beneficial to themselves at the expense of other stockholders.

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

The market price of our common stock has declined over the past two years and may be volatile, which could reduce the market price of our common stock.

Currently the publicly traded shares of our common stock are not widely held, and do not have significant trading volume, and therefore may experience significant price and volume fluctuations. Although our common stock is quoted on the NASDAQ Global Market, this does not assure that a meaningful, consistent trading market will develop or that the volatility will decline. This market volatility could reduce the market price of the common stock, regardless of our operating performance. In addition, the trading price of the common stock has been volatile over the past few years and could change significantly over short periods of time in response to actual or anticipated variations in our quarterly operating results, announcements by us, our licensees or our respective competitors, factors affecting our licensees’ markets generally and/or changes in national or regional economic conditions, making it more difficult for shares of the common stock to be sold at a favorable price or at all. The market price of the common stock could also be reduced by general market price declines or market volatility in the future or future declines or volatility in the prices of stocks for companies in the trademark licensing business or companies in the industries in which our licensees compete.

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

Although our common stock closed at $3.45 per share on March 20, 2018, no assurance can be given that the per share price of our common stock will maintain such levels or that our stock will not be subject to these “penny stock” rules in the future.

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

We may issue a substantial number of shares of common stock upon exercise of outstanding warrants and options, as payment of our obligations under the Ripka Seller Notes and to satisfy obligations to Burch Acquisition, LLC (the “C Wonder Earn-Out”) if certain conditions, including royalty revenue targets, are met.

As of December 31, 2017, we had outstanding warrants and options to purchase 5,360,576 shares of our common stock, of which warrants to purchase 364,428 shares are exercisable at a price of $0.01 per share. The holders of warrants and options will likely exercise such securities at a time when the market price of our common stock exceeds the exercise price. Therefore, exercises of warrants and options will result in a decrease in the net tangible book value per share of our common stock and such decrease could be material. In addition, we may issue shares of common stock to satisfy two times the highest amount of annual excess royalties for C Wonder brand earned through June 30, 2019 to the C Wonder brand’s sellers. As of December 31, 2017, we estimated the fair value of the C Wonder Earn-Out payment to be $2.85 million.

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

As of December 31, 2017, we had an aggregate of 5,421,029 shares of common stock available for grants under our Plan to our directors, executive officers, employees, and consultants. Issuances of common stock pursuant to the exercise of stock options or other stock grants or awards which may be granted under our Plan will dilute your interest in us.

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

Historically, the SEC has taken the position that Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, is not available for the resale of securities initially issued by companies that are, or previously were, shell companies (we were considered a shell company on and prior to September 29, 2011), to their promoters or affiliates despite technical compliance with the requirements of Rule 144. The SEC prohibits the use of Rule 144 for resale of securities issued by shell companies (other than business transaction related shell companies) or issuers that have been at any time previously a shell company. The SEC has provided an important exception to this prohibition, however, if the following conditions are met: the issuer of the securities that was formerly a shell company has ceased to be a shell company; the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and at least one year has elapsed from the time that the issuer filed current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company. As such, due to the fact that we had been a shell company prior to September 2011, holders of “restricted securities” within the meaning of Rule 144, when reselling their shares pursuant to Rule 144, shall be subject to the conditions set forth herein.

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

Item 4.	Mine Safety Disclosure

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NASDAQ Global Market, under the trading symbol “XELB.”

The table below sets forth the range of quarterly high and low sales prices for our common stock in 2017 and 2016.

	High	Low
YEAR ENDED DECEMBER 31, 2017
First Quarter	$4.85	$2.00
Second Quarter	$3.10	$2.10
Third Quarter	$4.80	$2.88
Fourth Quarter	$3.70	$2.24

YEAR ENDED DECEMBER 31, 2016
First Quarter	$7.50	$4.66
Second Quarter	$6.75	$4.60
Third Quarter	$5.84	$4.00
Fourth Quarter	$5.30	$3.80

Holders

As of December 31, 2017, the number of our stockholders of record was 565 (excluding beneficial owners and any shares held in street name or by nominees).

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

•	The Plan provides for the grant of stock options or restricted stock (any grant under the Plan, an “Award”). The stock options may be incentive stock options or non-qualified stock options.
•	A total of 13,000,000 shares of common stock are eligible for issuance under the Plan, and the maximum number of shares of common stock with respect to which incentive stock options may be granted under the Plan is 5,000,000.
•	The Plan may be administered by the Board of Directors (the “Board”) or a committee consisting of two or more members of the Board of Directors appointed by the Board (for purposes of this description, any such committee, a “Committee”).
•	Officers and other employees of our Company or any parent or subsidiary of our Company who are at the time of the grant of an Award employed by us or any parent or subsidiary of our Company are eligible to be granted options or other Awards under the Plan. In addition, non-qualified stock options and other Awards may be granted under the Plan to any person, including, but not limited to, directors, independent agents, consultants and attorneys who the Board or the Committee, as the case may be, believes has contributed or will contribute to our success.
•	With respect to incentive stock options granted to an eligible employee owning stock possessing more than 10% of the total combined voting power of all classes of our stock or the stock of a parent or subsidiary of our Company immediately before the grant (each, a “10% Stockholder”), such incentive stock option shall not be exercisable more than 5 years from the date of grant.

•	The exercise price of an incentive stock option will not be less than the fair market value of the shares underlying the option on the date the option is granted, provided, however, that the exercise price of an incentive stock option granted to a 10% Stockholder may not be less than 110% of such fair market value.
•	The exercise price of a non-qualified stock option may not be less than fair market value of the shares of common stock underlying the option on the date the option is granted.
•	Under the Plan, we may not, in the aggregate, grant incentive stock options that are first exercisable by any individual optionee during any calendar year (under all such plans of the optionee’s employer corporation and its “parent” and “subsidiary” corporations, as those terms are defined in Section 424 of the Internal Revenue Code) to the extent that the aggregate fair market value of the underlying stock (determined at the time the option is granted) exceeds $100,000.
•	Restricted stock awards give the recipient the right to receive a specified number of shares of common stock, subject to such terms, conditions and restrictions as the Board or the Committee, as the case may be, deems appropriate. Restrictions may include limitations on the right to transfer the stock until the expiration of a specified period of time and forfeiture of the stock upon the occurrence of certain events such as the termination of employment prior to expiration of a specified period of time.
•	Certain Awards made under the Plan may be granted so that they qualify as “performance-based compensation” (as this term is used in Internal Revenue Code Section 162(m) and the regulations thereunder) and are exempt from the deduction limitation imposed by Code Section 162(m) (these Awards are referred to as “Performance-Based Awards”). Under Internal Revenue Code Section 162(m), our tax deduction may be limited to the extent total compensation paid to the chief executive officer, or any of the four most highly compensated executive officers (other than the chief executive officer) exceeds $1 million in any one tax year. In accordance with the 2017 Tax Cuts and Jobs Act, the tax deductibility for each of these executives will be limited to $1,000,000 of compensation annually, including any performance based compensation. Among other criteria, Awards only qualify as performance-based awards if at the time of grant the compensation committee is comprised solely of two or more “outside directors” (as this term is used in Internal Revenue Code Section 162(m) and the regulations thereunder). In addition, we must obtain stockholder approval of material terms of performance goals for such “performance-based compensation.”
•	All stock options and certain stock awards, performance awards, and stock units granted under the Plan, and the compensation attributable to such Awards, are intended to (i) qualify as performance-based awards or (ii) be otherwise exempt from the deduction limitation imposed by Internal Revenue Code Section 162(m).
•	No options or other Awards may be granted on or after the tenth anniversary of the effective date of the Plan.

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

The following table sets forth information as of December 31, 2017 regarding compensation plans under which our equity securities are authorized for issuance.

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation Plans (1)	3,468,833	$5.38	5,421,029

(1) Pursuant to our 2011 Equity Incentive Plan.

Recent Sales of Unregistered Securities

There were no sales of unregistered or registered securities during the year ended December 31, 2017.

Purchases of equity securities by the issuer and affiliated purchasers

The following table provides information with respect to common stock repurchased by us during the years ended December 31, 2017 and 2016.

Period	Total Number of Shares of Common Stock Purchased	Average Price per Share	Total Number of Shares of Common Stock Purchased as Part of a Publicly Announced Plan or Program
March 1, 2017 to March 31, 2017 (i)	294,540	$2.70	-
May 1, 2017 to May 31, 2017 (i)	4,775	2.30	-
September 1, 2017 to September 30, 2017 (i)	2,200	3.70	-
November 1, 2017 to November 30, 2017 (i)	149,840	2.55	-
Total year ended December 31, 2017	451,355	$2.66	-

March 1, 2016 to March 31, 2016 (i)	52,000	$5.80	-
September 1, 2016 to September 30, 2016 (i)	182,100	4.99	-
November 1, 2016 to November 30, 2016 (i)	10,650	4.95	-
December 1, 2016 to December 31, 2016 (i)	32,928	5.05	-
Total year ended December 31, 2016	277,678	$5.15	-

(i)	The shares were exchanged from employees and directors in connection with the income tax withholding obligations on behalf of such employees and directors from the vesting of restricted stock.

Item 6.	Selected Financial Data

Smaller reporting companies are not required to provide the information required by this Item 6.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with our consolidated financial statements and the notes thereto, included in Item 8 of this Annual Report on Form 10-K. This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity and cash flows for the year ended December 31, 2017. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning factors that are beyond our control.

Overview

We are a consumer products company. We are engaged in the design, production, licensing, marketing, and direct-to-consumer sales of branded apparel, footwear, accessories, jewelry, home goods, and other consumer products, and the acquisition of dynamic consumer lifestyle brands. We have developed a Fast-to-Market capability driven by our proprietary integrated technology platform. Currently, our brand portfolio consists of the Isaac Mizrahi, Judith Ripka, H Halston, C Wonder, and the Highline Collective brands. Our in-house designers and marketing executives work with our licensees to help design, promote, and elevate each brand within their respective distribution channels. We license our own brands for promotion and distribution through a ubiquitous-channel retail sales strategy, which includes promotion through interactive television, internet, and traditional brick-and-mortar retail channels.

Our objective is to build a diversified portfolio of lifestyle consumer brands through organic growth and the strategic acquisition of new brands. To achieve growth under our brands, we are focused on three primary strategies:

•	licensing our brands for distribution through interactive television (i.e. QVC, The Shopping Channel) whereby we design, manage production, merchandise the shows, and manage the on-air talent;
•	licensing our brands to manufacturers and retailers for promotion and distribution through e-commerce, social commerce, and traditional brick-and mortar retail channels whereby we provide certain design services and, in certain cases, manage supply and merchandising; and
•	entering into strategic supply agreements directly with overseas factories for distribution to our retail partners and through our own direct-to-consumer e-commerce sites.

We believe that Xcel offers a unique value proposition to its licensees and customers for the following reasons:

•	our management team, including our officers’ and directors’ historical track records and relationships within the industry;
•	our Fast-to-Market supply chain and integrated technology platform enables us to design and distribute trend-right product;
•	our operating strategy of licensing brands with significant media presence and driving sales through our ubiquitous-channel retail sales strategy; and
•	our ability to provide retail licensees with design and Fast-to-Market vertical production capabilities.

We license our brands to third parties, provide certain design, production, marketing and distribution services, and generate licensing, design, and service fee revenues through contractual arrangements with manufacturers and retailers. This includes licensing our own brands for promotion and distribution through a ubiquitous-channel retail sales strategy, which includes distribution through interactive television, the internet, and traditional brick-and-mortar retail channels. We believe that this strategy distinguishes us from other consumer product wholesale companies and brand management companies that rely primarily on their licensees for design, production, and distribution, and enables us to leverage the media reach of our interactive television partners, including through television, digital, and social media, to drive sales of products under our brands across distribution channels.

Our vision is intended to reimagine shopping, entertainment, and social as one. By leveraging digital and social media content across all distribution channels, we seek to drive customer (follower) engagement and generate retail sales across our brands. Our strong relationships with leading retailers and interactive television companies and cable networks enable us to reach consumers in over 400 million homes worldwide and hundreds of millions of social media followers.

We believe our service-fee based Fast-to-Market production platform provides significant competitive advantages compared with traditional wholesale apparel companies that design, manufacture, and distribute products. We focus on our core competencies of design, integrated technologies, Fast-to-Market production, marketing, and brand development, while outsourcing manufacturing and the related inventory ownership to best-in-class licensees, manufacturers, and retailers. We believe that we offer 360 degrees of service for a comprehensive solution for our retail partners that addresses many of the challenges facing the retail industry today. We believe our platform is highly scalable due to our business model’s low overhead and working capital requirements, coupled with minimum guaranteed income levels through our multi-year licensing contracts. Additionally, we believe we can quickly integrate additional brands into our platform leveraging our design, production, and marketing capabilities, and distribution relationships.

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

We performed our annual quantitative analysis of goodwill and intangible assets at December 31, 2017 and 2016. As a result of the December 31, 2017 test, we recorded a non-cash impairment charge in the fourth quarter of 2017 for the total amount of goodwill previously recorded on our balance sheet of approximately $12.4 million. The underlying cause of the impairment was the declining public trading price of the Company’s common stock and the ensuing decrease in the Company’s market capitalization as of December 31, 2017, as compared to the calculated fair value of the Company (see below for further discussion of the determination of fair value). The Company’s trading price for its common stock had been declining in 2017 due to our thinly traded stock, failure of the market to distinguish us from our competitors with poor balance sheets, and general outlook on the consumer retail environment. Due to the prolonged decline in the Company’s stock price, it was determined during the fourth quarter that such a decline was no longer temporary.

The Company tests its indefinite-lived intangible assets for recovery in accordance with ASC-820-10-55-3F, which states that the income approach (“Income Approach”) converts future amounts (for example cash flows) in a single current (that is, discounted) amount. When the Income Approach is used, fair value measurement reflects current market expectations about those future amounts. The Income Approach is based on the present value of future earnings expected to be generated by a business or asset. Income projections for a future period are discounted at a rate commensurate with the degree of risk associated with future proceeds. A residual or terminal value is also added to the present value of the income to quantify the value of the business beyond the projection period. As such, recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to its expected future discounted net cash flows. If the carrying amount of such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the recoverability of the assets.

With reference to our goodwill impairment process, as of December 31, 2017 we determined fair value using a weighted approach, including both an income approach and a market approach. The income approach included a discounted cash flow model relying on significant assumptions consisting of revenue growth rates and operating margins based on internal forecasts, terminal value, and the weighted average cost of capital ("WACC") used to discount future cash flows (in our 2017 analysis, we used a discount rate of 13%). Internal forecasts of revenue growth, operating margins, and working capital needs over the next five years were developed with consideration of macroeconomic factors, historical performance, and planned activities. In 2017, we made a terminal value assumption that cash flows would grow 4.0% each year subsequent to year five, based on management expectations for the long-term growth prospects of the Company. The residual value was determined under both an EBITDA exit multiple and a Gordon Growth model. To determine the WACC, we used a standard valuation method, the Capital Asset Pricing Model (“CAPM”), based on readily available and current market data of peer companies considered market participants. An additional risk premium of 2% was added to the WACC. As some of the other comparable companies have significant levels of debt, Xcel’s public data was selected for the capital structure and beta. For the market approach, we considered both the Guideline Companies method and the Comparable Transactions method. During 2017, management was continuously monitoring the Company’s stock price and its market capitalization and expectations were that the sector would eventually improve and the Company’s stock would trade again at a higher value, able to support the implied premium included in the fair value obtained through the above-mentioned weighted approach, and more representative of the Company’s expected long-term target stock price. Our stock trading price gradually improved during 2017, however, beginning early November, the stock trading price began to trend back down. We believed this to be a temporary trend, and that our stock price would soon improve. This position was supported by management consideration of some of our competitors’ highly leveraged business and that investors would eventually realize that our fair value was penalized by the resulting sector performance on the stock market. Although our stock price did improve toward the end of this year, due to the volatility and with continuing low stock trading prices, management decided to increase the relative weight of the market approach in its fair value model, and consequently increase the emphasis on its market peers, which ultimately resulted in the recording of the goodwill impairment. The inputs and assumptions utilized in the goodwill impairment analysis are classified as Level 3 inputs in the fair value hierarchy.

With reference to our definite-lived intangible assets impairment process, the Company groups assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flows analysis or appraisals. The inputs utilized in the definite-lived intangible assets impairment analysis are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820.

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

The Tax Cuts and Jobs Act (“the Act”) was enacted on December 22, 2017. The income tax effects of changes in tax laws are recognized in the period when enacted. The Act provides for numerous significant tax law changes and modifications with varying effective dates, which include reducing the U.S. federal corporate income tax rate from a maximum of 35% to 21%, creating a territorial tax system (with a one-time mandatory repatriation tax on previously deferred foreign earnings), broadening the tax base, and allowing for immediate capital expensing of certain qualified property acquired and placed in service after September 27, 2017 and before January 1, 2023.

In response to the enactment of the Tax Act in late 2017, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address situations where the accounting is incomplete for certain income tax effects of the Tax Act upon issuance of an entity’s financial statements for the reporting period in which the Tax Act was enacted. Under SAB 118, a company may record provisional amounts during a measurement period for specific income tax effects of the Tax Act for which the accounting is incomplete but a reasonable estimate can be determined, and when unable to determine a reasonable estimate for any income tax effects, report provisional amounts in the first reporting period in which a reasonable estimate can be determined. The Company has recorded the impact of the tax effects of the Tax Act, relying on reasonable estimates where the accounting is incomplete as of December 31, 2017. As guidance and technical corrections are issued in the upcoming quarters, the Company will record updates to its original provisional estimates.

The Company remeasured certain U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the re-measurement of deferred tax balance was a net tax benefit of approximately $2.6 million.

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, and supersedes the current revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The core principle of ASU 2014-09 is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, will require greater use of judgment and estimates than under the current guidance. The FASB subsequently issued amendments providing additional guidance, clarification, and practical expedients as follows:

•	In August 2015, the FASB delayed the effective date of this standard by one year, such that the new revenue guidance is now effective for fiscal years beginning after December 15, 2017 (i.e., calendar years beginning on January 1, 2018), and interim periods therein.
•	In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which amends certain aspects of the guidance in ASU 2014-09 related to identifying performance obligations and applying the new revenue guidance to licensing transactions.
•	In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” which addresses topics of collectability, presentation of sales tax collected from customers, non-cash consideration, contract modifications and completed contracts at transition, and transition disclosures.
•	In December 2016, the FASB issued ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” to provide further clarification on various elements of the new revenue guidance.
•	In September 2017, the FASB issued ASU No. 2017-13, “Revenue recognition (Topic 605), Revenue from contracts with customers (Topic 606), Leases (Topic 840), and Leases (Topic 842),” which, among other things, addresses transition related to ASU 2014-09.

We will adopt ASU 2014-09 effective January 1, 2018, by recognizing any cumulative effect of initially applying the new standard as an increase to the opening balance of retained earnings in the period of adoption (modified retrospective adoption method). Our evaluation of the impact of the adoption of ASU 2014-09 on our consolidated financial statements included the identification of revenue within the scope of the guidance and the evaluation of applicable revenue contracts. We do not expect the adoption of ASU 2014-09 to result in material differences from the Company’s current revenue recognition policies. The Company recognizes revenue continuously over time as it satisfies its continuous obligation of granting access to its licensed intellectual properties. Revenue, depending on the contract, is recognized ratably over each contract year as the performance occurs based on the greater of the guaranteed minimum payments, sales-based payments, or performance based payments, with each contract year treated as separate from the other years.

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

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 provides guidance and clarification regarding the presentation and classification on the statement of cash flows for eight specific cash flow issues, including:

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

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation based on the fair value of individual assets and liabilities of a reporting unit in order to measure the amount of a goodwill impairment. Instead, after the adoption of ASU 2017-04, goodwill impairment will be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This new accounting guidance shall be applied prospectively, and is effective for public companies for fiscal years beginning after December 15, 2019 (i.e. calendar years beginning on January 1, 2020). Early adoption is permitted for any goodwill impairment tests performed on testing dates after January 1, 2017. We early adopted ASU 2017-04 as of December 31, 2017 and performed our annual goodwill impairment test based upon this new methodology.

In May 2017, the FASB issued ASU No. 2017-09, “Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following conditions are met: (i) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. This new accounting guidance is effective for public companies for fiscal years beginning after December 15, 2017 (i.e., calendar years beginning on January 1, 2018), including interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. We do not anticipate that the adoption of ASU 2017-09 will have a material impact on our consolidated financial statements when this guidance is adopted in 2018.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Summary of Operating Results

The consolidated financial statements and related notes included elsewhere in this Form 10-K are as of, or for the year ended December 31, 2017 (the “Current Year”), and the year ended December 31, 2016 (the “Prior Year”).

Net Revenues

Current Year net revenues decreased approximately $0.98 million to $31.71 million from $32.69 million for the Prior Year. This decrease was primarily due to (i) lower revenues of approximately $1.90 million associated with the termination and transition of the C Wonder Brand from QVC and (ii) lower revenues of approximately $1.13 million associated with the management and design of the LCNY brand (for which our contract ended in July 2016). These decreases were partially offset by (i) higher net revenues from our ongoing interactive television business of $1.27 million and (ii) higher net revenues from our wholesale department store business of approximately $0.78 million. The increase in our wholesale department store business was primarily driven by an increase in the number of retail stores our brands are sold in, including the launch at Dillard’s this year, and expanding into more product categories for our Fast-to-Market production platform in our department store business.

Operating Costs and Expenses

Current Year operating costs and expenses were $40.93 million, compared with $31.24 million for the Prior Year. The increase of approximately $9.69 million was primarily related to the recording of a non-cash impairment charge for the total amount of goodwill on our balance sheet of approximately $12.37 million, driven by the current public trading price of our common stock on the market and the ensuing decrease in our market capitalization. This increase was partially offset by: (i) a decrease in other selling, general and administrative expenses of approximately $0.99 million, primarily driven by lower rent and rent-related expenses, which in the Prior Year were also affected by non-recurring charges incurred in connection with the exit from our former leased office facilities, (ii) a $0.86 million net decrease in total compensation, including stock-based compensation, and (iii) a decrease in other design and marketing costs of approximately $0.83 million primarily attributable to start-up expenses in the Prior Year for our Fast-to-Market production platform in our department store business.

Other Income

Other income for the Prior Year consisted of a $3.41 million gain on the reduction of contingent obligations. This gain was attributable to an agreement entered into with the sellers of the Ripka brand on December 21, 2016, which amended the terms of the additional consideration due to the sellers (the “Ripka Earn-Out”). Under this agreement, the maximum amount of earn-out consideration was reduced to $0.38 million, of which $0.18 million was payable in cash upon the execution of the amendment, and the remaining $0.20 million is payable based upon the Ripka brands achieving at least $6 million of net royalty income from QVC during each of the 12-month periods ending on March 31, 2018 and 2019. The reduction of the Ripka Earn-Out liability from its previous carrying value of $3.78 million to $0.38 million resulted in a gain on reduction of contingent obligations in the Prior Year of approximately $3.41 million.

Interest and Finance Expense

Interest and finance expense for the Current Year decreased by approximately $0.50 million to $1.35 million, compared with $1.85 million in the Prior Year. This decrease was attributable primarily to: (i) lower interest expense of $0.23 million on our term debt due to a lower principal balance, (ii) lower interest recognized on the IM Seller Note of $0.21 million (attributable to a reduced imputed rate from 9.0% in the Prior Year Nine Months to an interest rate of 2.2%) resulting from the amendment of the IM Seller Note in September 2016, and (iii) lower loan modification fees of $0.05 million compared to the Prior Year in connection with the amendments to our term debt.

Income Tax (Benefit) Provision

The effective income tax rate for the Current Year was approximately 4% resulting in a $0.4 million income tax benefit. During the Current Year, the effective tax rate was primarily attributable to the effect of goodwill impairment, which decreased the effective tax rate by approximately 40%. The effective tax rate was also impacted by the vesting of restricted shares of common stock. The excess tax deficiencies were treated as a discrete item for tax as required by ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”, and this item decreased the effective rate by approximately 9%. These decreases in the effective tax rate were partially offset by: (i) the amount of income before income taxes compared to the recurring permanent differences, which increased the effective tax rate in 2017 by approximately 28%, and (ii) the re-measurement of the deferred tax balances resulting from the change in our corporate tax rate from 34% to 21% that was enacted by the Tax Cuts and Jobs Act signed into law on December 22, 2017, which increased the effective tax rate by approximately 25%.

The effective income tax rate for the Prior Year was approximately 10% resulting in a $0.32 million income tax provision. During the Prior Year, the Company recorded a $3.41 million gain on the reduction of contingent obligations related to the acquisition of the Ripka Brand, partially offset by recurring permanent differences. This gain was not subject to tax and was therefore treated as a discrete item. Based on the amount of income from continuing operations before income taxes compared to the permanent differences, the effective rate decreased by 24%.

Discontinued Operations

The income from discontinued operations, net, of $0.03 million in the Prior Year was primarily attributable to the reversal of an unutilized reserve associated with our retail operations, partially offset by an income tax provision of $0.02 million.

Net (Loss) Income

We had a net loss of $(10.12) million for the Current Year, compared with net income of $2.74 million for the Prior Year, attributable to the factors stated above.

Non-GAAP Net Income, Non-GAAP Diluted EPS and Adjusted EBITDA

We had non-GAAP net income of $4.95 million, or $0.26 per share (“non-GAAP diluted EPS”) based on 18,867,172 weighted average shares outstanding for the Current Year, compared with non-GAAP net income of $5.10 million, or $0.27 per share based on 19,044,749 weighted average shares outstanding for the Prior Year. Non-GAAP net income is a non-GAAP unaudited term, which we define as net income (loss), exclusive of stock-based compensation, non-cash interest and finance expense from discounted debt related to acquired assets, loss on extinguishment of debt, gain on the reduction of contingent obligations, goodwill impairment, non-recurring facility exit charges, certain discrete tax items related to vesting or exercise of stock-based awards, and net income or loss from discontinued operations. Non-GAAP net income and non-GAAP diluted EPS measures do not include the tax effect of the aforementioned adjusting items, due to the nature of these items and the Company’s tax strategy.

We had Adjusted EBITDA of $8.00 million for the Current Year, compared with Adjusted EBITDA of approximately $8.52 million for the Prior Year. Adjusted EBITDA is a non-GAAP unaudited measure, which we define as net income before stock-based compensation, interest expense and other financing costs, loss on extinguishment of debt, gain on the reduction of contingent obligations, income taxes, other state and local franchise taxes, depreciation and amortization, non-recurring facility exit charges, goodwill impairment, and net income or loss from discontinued operations.

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

The following table is a reconciliation of net (loss) income (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net income:

	Year Ended December 31,
($ in thousands)	2017	2016
Net (loss) income	$(10,122)	$2,737
Goodwill impairment	12,371	-
Non-cash interest and finance expense	38	245
Stock-based compensation	3,184	4,727
Gain on reduction of contingent obligations	-	(3,409)
Non-recurring facility exit charges	-	670
Deferred income tax (benefit) provision	(526)	168
Income from discontinued operations, net	-	(34)
Non-GAAP net income	$4,945	$5,104

The following table is a reconciliation of diluted (loss) earnings per share to non-GAAP diluted EPS:

	Year Ended December 31,
	2017	2016
Diluted (loss) earnings per share	$(0.54)	$0.14
Goodwill impairment	0.66	-
Non-cash interest and finance expense	0.00	0.01
Stock-based compensation	0.17	0.25
Gain on reduction of contingent obligations	-	(0.18)
Non-recurring facility exit charges	-	0.04
Deferred income tax (benefit) provision	(0.03)	0.01
Income from discontinued operations, net	-	(0.00)
Non-GAAP diluted EPS	$0.26	$0.27
Non-GAAP diluted weighted average shares outstanding	18,867,172	19,044,749

The following table is a reconciliation of basic weighted average shares outstanding to non-GAAP diluted weighted average shares outstanding:

	Year Ended December 31,
	2017	2016
Basic weighted average shares	18,502,158	18,625,670
Effect of exercising warrants	364,209	414,131
Effect of exercising stock options	805	4,948
Non-GAAP diluted weighted average shares outstanding	18,867,172	19,044,749

The following table is a reconciliation of net (loss) income (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Year Ended December 31,
($ in thousands)	2017	2016
Net (loss) income	$(10,122)	$2,737
Goodwill impairment	12,371	-
Depreciation and amortization	1,562	1,560
Interest and finance expense	1,347	1,848
Income tax (benefit) provision	(447)	315
State and local franchise taxes	107	102
Stock-based compensation	3,184	4,727
Gain on reduction of contingent obligations	-	(3,409)
Non-recurring facility exit charges	-	670
Income from discontinued operations, net	-	(34)
Adjusted EBITDA	$8,002	$8,516

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund working capital needs, acquire new brands, and to a lesser extent, capital expenditures. At December 31, 2017 and 2016, our cash and cash equivalents were $10.19 million and $14.13 million, respectively.

Restricted cash at December 31, 2017 and December 31, 2016 consisted of (i) $1.11 million of cash deposited with Bank Hapoalim B.M. (“BHI”) as collateral for an irrevocable standby letter of credit associated with the lease of our current corporate office and operating facilities at 1333 Broadway, New York City, and (ii) $0.40 million of cash held as a security deposit for the sublease of our former corporate offices at 475 Tenth Avenue, New York City by us to a third-party subtenant.

We expect that existing cash and operating cash flows will be adequate to meet our operating needs, debt service obligations (including debt service under the Amended Loan Agreement defined below), and capital expenditure needs, for at least the twelve months subsequent to the filing date of this Annual Report on Form 10-K.

We are dependent on our licensees for substantially all of our revenues, and there is no assurance that the licensees will perform as projected. Our business operating model does not require significant capital expenditures.

Our contingent obligation related to the acquisition of the C Wonder Brand (see Note 5, Debt and Other long-term liabilities in the Notes to Consolidated Financial Statements) is payable in stock and/or cash, at our discretion. Payment of this obligation in stock would not affect our liquidity.

Changes in Working Capital

Our working capital (current assets less current liabilities) was $10.20 million and $11.53 million as of December 31, 2017 and 2016, respectively. Commentary on components of our cash flows for the Current Year compared with the Prior Year is set forth below. Working capital as of December 31, 2017 included $8.53 million of accounts receivable; substantially all of this balance was collected subsequent to year-end.

Operating Activities

Net cash provided by operating activities was approximately $4.68 million and $7.92 million in the Current Year and Prior Year, respectively.

The Current Year’s cash provided by operating activities was primarily attributable to the combination of a net loss of $(10.12) million plus non-cash expenses of approximately $16.84 million and net change in operating assets and liabilities of approximately $(2.04) million. Non-cash net expenses mainly consisted of $12.37 million related to the goodwill impairment charge, $3.18 million of stock-based compensation, $1.56 million of depreciation and amortization, non-cash interest and other finance costs of $0.23 million, and $(0.53) million of deferred income tax benefit. The net change in operating assets and liabilities includes a net increase in accounts receivable of $1.57 million, and a decrease in accounts payable, accrued expenses and other current liabilities of $0.52 million, primarily attributable to bonus payouts and overall timing of payments.

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

Investing Activities

Net cash used in investing activities was approximately $0.24 million and $2.76 million in the Current Year and Prior Year, respectively.

Current Year net cash used in investing activities was primarily attributable to $0.21 million of capital expenditures.

In the Prior Year, net cash used in investing activities was primarily attributable to $2.16 million of capital expenditures associated with leasehold improvements, furniture and fixtures, and equipment for our new corporate offices and operations facility; a $0.88 million disbursement for a loan made in exchange for a promissory note receivable; and $0.10 million of investment in a third-party unconsolidated affiliate. These outflows were partially offset by $0.40 million of cash received as a security deposit for the sublease of our former corporate offices to a third-party subtenant.

Financing Activities

Net cash used in financing activities was approximately $8.38 million and $7.49 million in the Current Year and Prior Year, respectively.

Net cash used in financing activities for the Current Year was primarily attributable to payments on our senior term debt obligation of $5.75 million, payment on our IM Seller Note obligation of $1.43 million, and shares repurchased related to vested restricted stock in exchange for withholding taxes of $1.20 million.

In the Prior Year, net cash used in financing activities was primarily attributable to payments on our term debt obligations of $5.50 million, shares repurchased including vested restricted stock in exchange for withholding taxes of $1.43 million. Also contributing to the net cash used in financing activities for the Prior Year were the final payment of the QVC Earn-Out obligation of $0.25 million, a payment of $0.18 million made on the Ripka Earn-Out obligation, and payment of deferred finance costs of $0.15 million.

Obligations and Commitments

Term Loan Debt

On February 26, 2016, Xcel and its wholly owned subsidiaries, IM Brands, LLC, JR Licensing, LLC, H Licensing, LLC, C Wonder Licensing, LLC, Xcel Design Group, LLC, IMNY Retail Management, LLC, and IMNY E-Store, USA, LLC (each a “Guarantor” and collectively, the “Guarantors”), as Guarantors, entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with BHI as agent, and the financial institutions party thereto as lenders (the “Lenders”). The Loan Agreement amended and restated the IM Term Loan, the JR Term Loan, and the H Term Loan. Pursuant to the Loan Agreement, Xcel assumed the obligations of each of IM Brands, LLC, JR Licensing, LLC, and H Licensing, LLC under the respective term loans with BHI in the aggregate principal amount of $27,875,000 (the loan under the Loan Agreement is referred to as the “Xcel Term Loan”).

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

The Xcel Term Loan matures on January 1, 2021. Principal on the Xcel Term Loan is payable in quarterly installments on each of January 1, April 1, July 1 and October 1. The aggregate remaining scheduled annual principal payments under the Second Amendment to the Amended Loan Agreement were as follows:

($ in thousands) Year Ending December 31,	Amount of Principal Payment
2018	$4,000
2019	4,000
2020	4,000
2021	7,500
Total	$19,500

Commencing with the fiscal year ending December 31, 2017, the Company is required to repay a portion of the Xcel Term Loan in an amount equal to 10% of the excess cash flow for the fiscal year; provided that no early termination fee shall be payable with respect to any such payment (the “Excess Cash Flow Principal Payment”). Excess cash flow means, for any period, cash flow from operations (before certain permitted distributions) less (i) capital expenditures not made through the incurrence of indebtedness, (ii) all cash interest and principal and taxes paid or payable during such period, and (iii) all dividends declared and paid during such period to equity holders of any credit party treated as a disregarded entity for tax purposes. As of December 31, 2017, the estimated Excess Cash Flow Principal Payment provision of the Xcel Term Loan is not expected to result in any additional repayment for the year ending December 31, 2018.

Under the Amended Loan Agreement, the Company has the right to prepay the Xcel Term Loan, provided that any prepayment of less than all of the outstanding balance shall be applied to the remaining amounts due in inverse order of maturity. If the Xcel Term Loan is prepaid on or prior to February 24, 2020 (including as a result of an event of default), the Company shall pay an early termination fee equal to the principal amount outstanding under the Xcel Term Loan on the date of prepayment, multiplied by: (i) two percent (2.00%) if the Xcel Term Loan is prepaid on or after the closing date and on or before February 24, 2019; or (ii) one percent (1.00%) if the Xcel Term Loan is prepaid after the second anniversary of the closing date and on or before February 24, 2020.

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

The Amended Loan Agreement contains customary covenants, including reporting requirements, trademark preservation, and the following financial covenants of the Company (on a consolidated basis with the Guarantors and any subsidiaries subsequently formed or acquired that become a credit party under the Amended Loan Agreement):

•	net worth (as defined in the Amended Loan Agreement) of at least $90,000,000 at the end of each fiscal quarter ending on June 30 and December 31 of each fiscal year;
•	liquid assets of at least $5,000,000, until such time as the ratio of indebtedness to EBITDA (as defined in the Amended Loan Agreement) is less than 1.00 to 1.00 and, in which event, liquid assets must be at least $3,000,000;
•	a fixed charge ratio of at least 1.20 to 1.00 for each fiscal quarter ended June 30 and December 31 for the twelve fiscal month period ending on such date;
•	capital expenditures shall not exceed (i) $2,650,000 for the year ended December 31, 2016, (ii) $1,700,000 for the year ending December 31, 2018 and (ii) $700,000 for any fiscal year thereafter; and
•	EBITDA (as defined in the Amended Loan Agreement) of not less than $7,000,000 for the fiscal year ending December 31, 2017, not less than $8,000,000 for the fiscal years ending December 31, 2018 and 2019, and not less than $9,000,000 for the following fiscal years.

The Company was in full compliance with all covenants under the Amended Loan Agreement as of and for the fiscal year ended December 31, 2017.

On January 10, 2018, one covenant provision in the Amended Loan Agreement with BHI was amended to increase the maximum allowed capital expenditures for the year ending December 31, 2018 to $1.7 million, from $0.7 million.

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

The aggregate remaining annual principal payments under the IM Seller Note are as follows:

($ in thousands) Year Ending December 31,	Amount of Principal Payment
2018	$1,459
2019	742
Total	$2,201

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

The remaining carrying value of the Rikpa Seller Notes, net of the discount recorded at the time of purchase of the Ripka Brands which is being amortized as imputed interest over the term of the Notes, at December 31, 2017 was $0.54 million. An aggregate $600,000 principal amount of the Ripka Seller Notes is due at maturity (March 31, 2019).

In December 2016, we made a $1.0 million loan to the seller of the Ripka brands, which was collateralized by certain assets in which we have been granted a security interest. The remaining $0.6 million principal amount promissory note is one such asset collateralizing that loan.

Ripka Earn-Out

In connection with the purchase of the Ripka brands, we agreed to pay Ripka additional consideration of up to $5 million in aggregate (the “Ripka Earn-Out”), payable in cash or shares of our common stock based on the fair market value of our common stock at the time of payment, and with a floor of $7.00 per share, based on the Ripka brands achieving in excess of $1 million of net royalty income (excluding revenues generated by interactive television sales) during each of the 12-month periods beginning on October 1, 2015 and ending on October 1, 2018, less the sum of all earn out payments for any prior earn-out period. Net royalty income does not include any revenues generated by interactive television sales or any revenue accelerated as a result of a termination of any license agreement. The Ripka Earn-Out of $3.78 million was recorded based on the difference between the fair value of the acquired assets of the Ripka Brand at the acquisition date and the total consideration paid.

On December 21, 2016, we entered into an agreement with the sellers of the Ripka brands which amended the terms of the Ripka Earn-Out, such that the maximum amount of earn-out consideration was reduced to $375,000, of which $175,000 was payable in cash upon execution of the amendment, and $100,000 is payable in cash on each of May 15, 2018 and 2019. The remaining future payments of $200,000 under the earn-out are contingent upon the Ripka brands achieving at least $6,000,000 of net royalty income from QVC during each of the 12-month periods ending on March 31, 2018 and 2019. The remaining expected value (which approximates fair value) of the Ripka Earn-Out of $0.20 million is recorded as long-term debt in the Consolidated Balance Sheets as of December 31, 2017, of which $0.10 million is presented in the current portion of long-term debt. As of December 31, 2016, the expected value of the Ripka Earn-Out was $0.20 million, recorded as long-term debt.

C Wonder Earn-Out

In connection with the purchase of the C Wonder brand, we agreed to pay the seller additional consideration (the “C Wonder Earn-Out”), which would be payable, if at all, in cash or shares of our common stock, at our sole discretion, after June 30, 2019, with a value based on the royalties related directly to the assets acquired pursuant to the purchase agreement. The value of the earn-out shall be calculated as the positive amount, if any, of (i) two times (A) the maximum net royalties as calculated for any single twelve month period commencing on July 1 and ending on June 30 between the closing date and June 30, 2019 (each, a “Royalty Target Year”) less (B) $4,000,000, plus (ii) two times the maximum royalty determined based on a percentage of retail and wholesale sales of C Wonder branded products by the Company as calculated for any single Royalty Target Year.

The C Wonder Earn-Out of $2.85 million is recorded as long-term debt at December 31, 2017 and 2016 on the consolidated balance sheets based on the probability of the C Wonder brand achieving certain net royalty income targets within the earn-out periods and then calculating the present value of the weighted average payment amount.

Other

We believe that cash from future operations as well as currently available cash will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future, including the debt service on our term debt, the Earn-Outs related to our acquisition of the Ripka and C Wonder brands, and making necessary investments in our infrastructure and technology.

The following is a summary of contractual cash obligations that existed as of December 31, 2017 for the future periods indicated:

($ in thousands)	2018	2019	2020 & After	Total
Term debt	$4,000	$4,000	$11,500	$19,500
Term debt interest	925	724	616	2,265
IM Seller Note (principal and interest)	1,500	750	-	2,250
Operating leases	2,311	2,393	14,234	18,938
Employment contracts	5,105	2,853	474	8,432
Total contractual cash obligations	$13,841	$10,720	$26,824	$51,385

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

In May 2017, we entered into an agreement with QVC to terminate our interactive television license agreement for the C Wonder brand, under which QVC remained obligated to pay royalties to us through January 2018, and QVC will retain exclusive rights with respect to C Wonder branded products for interactive television, excluding certain permitted international entities, through May 2018. We are pursuing new distribution channels and licensing partners, and intend to enter into new contractual agreements for the C Wonder brand.

In April 2016, we brought the IMNYC Isaac Mizrahi, H Halston, and Highline Collective brands to Lord & Taylor and Hudson’s Bay department stores through our Fast-to-Market production platform, “virtual vertical”. We launched the H Halston brand at Dillard’s department stores through our Fast-to-Market production platform in March 2017, and launched the IMNYC brand at Dillard’s in September 2017. We also intend to seek new opportunities, including expansion through interactive television, our “virtual vertical” production platform, additional domestic and international licensing arrangements, and acquiring additional brands.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Xcel Brands, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Xcel Brands, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ CohnReznick LLP

We have served as the Company’s auditors since 2012.

New York, New York

March 30, 2018

Xcel Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2017	December 31, 2016

Assets
Current Assets:
Cash and cash equivalents	$10,185	$14,127
Accounts receivable, net	8,528	6,969
Prepaid expenses and other current assets	592	807
Total current assets	19,305	21,903
Property and equipment, net	2,376	2,600
Trademarks and other intangibles, net	110,120	111,220
Goodwill	-	12,371
Restricted cash	1,509	1,509
Other assets	1,708	1,517
Total non-current assets	115,713	129,217

Total Assets	$135,018	$151,120

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$1,260	$1,523
Accrued payroll	2,270	2,185
Deferred revenue	16	234
Current portion of long-term debt	5,459	6,427
Current portion of long-term debt, contingent obligations	100	-
Total current liabilities	9,105	10,369
Long-Term Liabilities:
Long-term debt, less current portion	19,389	25,495
Deferred tax liabilities, net	6,375	6,901
Other long-term liabilities	2,455	2,181
Total long-term liabilities	28,219	34,577
Total Liabilities	37,324	44,946

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 and 35,000,000 shares authorized at December 31, 2017 and December 31, 2016, respectively, and 18,318,961 and 18,644,982 issued and outstanding at December 31, 2017 and December 31, 2016, respectively	18	19
Paid-in capital	98,997	97,354
(Accumulated deficit) retained earnings	(1,321)	8,801
Total Stockholders' Equity	97,694	106,174

Total Liabilities and Stockholders' Equity	$135,018	$151,120

See Notes to Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Year Ended
	December 31,
	2017	2016

Net revenues	$31,706	$32,692

Operating costs and expenses
Salaries, benefits and employment taxes	16,760	16,082
Other design and marketing costs	2,352	3,181
Other selling, general and administrative expenses	4,699	5,685
Stock-based compensation	3,184	4,727
Depreciation and amortization	1,562	1,560
Goodwill impairment	12,371	-
Total operating costs and expenses	40,928	31,235

Other income
Gain on reduction of contingent obligation	-	3,409
Total other income	-	3,409

Operating (loss) income	(9,222)	4,866

Interest and finance expense
Interest expense - term debt	1,171	1,333
Other interest and finance charges	176	515
Total interest and finance expense	1,347	1,848

(Loss) income from continuing operations before income taxes	(10,569)	3,018

Income tax (benefit) provision	(447)	315

(Loss) income from continuing operations	(10,122)	2,703

Income from discontinued operations, net	-	34

Net (loss) income	$(10,122)	$2,737

Basic net (loss) income per share
Continuing operations	$(0.55)	$0.15
Discontinued operations, net	-	0.00
Net (loss) income	$(0.55)	$0.15

Diluted net (loss) income per share
Continuing operations	$(0.55)	$0.14
Discontinued operations, net	-	0.00
Net (loss) income	$(0.55)	$0.14

Basic weighted average common shares outstanding	18,502,158	18,625,670
Diluted weighted average common shares outstanding	18,502,158	19,044,749

See Notes to Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Consolidated Statement of Stockholders' Equity

(in thousands, except share data)

	Common Stock			Retained
	Shares	Amount	Paid-in Capital	Earnings / (Accumulated Deficit)	Total
Balances as of January 1, 2016	18,434,634	$18	$93,999	$6,066	$100,083

Adoption of Accounting Standards Update No. 2016-09 as of January 1	-	-	37	(2)	35

Shares issued to employees in connection with restricted stock grants, net of forfeitures	260,968	1	-	-	1

Compensation expense in connection with stock options and restricted stock	-	-	4,727	-	4,727

Shares issued on exercise of stock options, net	8,084	-	20	-	20

Shares issued on exercise of warrants	218,974	-	-	-	-

Shares repurchased including vested restricted stock in exchange for withholding taxes	(277,678)	-	(1,429)	-	(1,429)

Net income for the year ended December 31, 2016	-	-	-	2,737	2,737

Balances as of December 31, 2016	18,644,982	19	97,354	8,801	106,174

Shares issued to employees in connection with restricted stock grants, net of forfeitures	125,334	-	-	-	-

Compensation expense in connection with stock options and restricted stock	-	-	2,839	-	2,839

Shares repurchased including vested restricted stock in exchange for withholding taxes	(451,355)	(1)	(1,196)	-	(1,197)

Net loss for the year ended December 31, 2017	-	-	-	(10,122)	(10,122)

Balances as of December 31, 2017	18,318,961	$18	$98,997	$(1,321)	$97,694

See Notes to Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2017	2016

Cash flows from operating activities
Net (loss) income	$(10,122)	$2,737
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Income from discontinued operations, net	-	(34)
Depreciation and amortization expense	1,562	1,560
Goodwill impairment	12,371	-
Amortization of deferred finance costs	193	205
Stock-based compensation	3,184	4,727
Allowance for doubtful accounts	13	-
Amortization of note discount	38	245
Deferred income tax	(526)	168
Non-cash property exit charge	-	648
Gain on reduction of contingent obligation	-	(3,409)
Changes in operating assets and liabilities:
Accounts receivable	(1,572)	625
Prepaid expenses and other assets	4	(131)
Accounts payable, accrued expenses and other current liabilities	(524)	258
Deferred revenue	(218)	(363)
Other liabilities	274	680
Net cash provided by operating activities	4,677	7,916

Cash flows from investing activities
Cost to acquire intangible assets	(30)	(26)
Security deposit received related to sublease of former office	-	400
Investment in unconsolidated affiliate	-	(100)
Disbursement for loan made in exchange for promissory note receivable	-	(877)
Purchase of property and equipment	(208)	(2,160)
Net cash used in investing activities	(238)	(2,763)

Cash flows from financing activities
Proceeds from exercise of stock options	-	20
Shares repurchased including vested restricted stock in exchange for withholding taxes	(1,197)	(1,429)
Payment of deferred finance costs	(7)	(152)
Payment of long-term debt	(7,177)	(5,500)
Payment of QVC earnout obligation	-	(425)
Net cash used in financing activities	(8,381)	(7,486)

Net decrease in cash, cash equivalents and restricted cash	(3,942)	(2,333)

Cash, cash equivalents, and restricted cash at beginning of year	15,636	17,969

Cash, cash equivalents, and restricted cash at end of year	$11,694	$15,636

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$10,185	$14,127
Restricted cash	1,509	1,509
Total cash, cash equivalents, and restricted cash	$11,694	$15,636

Supplemental disclosure of non-cash activities:
Financing of certain insurance obligations	$-	$294
Liability for equity-based bonuses	$345	$-

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$167	$230
Cash paid during the period for interest	$1,253	$1,256

See Notes to Consolidated Financial Statements.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

1.	Nature of Operations, Background, and Basis of Presentation

Xcel Brands, Inc. (“Xcel” and, together with its subsidiaries, the “Company”) is a consumer products company. It is engaged in the design, production, licensing, marketing, and direct-to-consumer sales of branded apparel, footwear, accessories, jewelry, home goods, and other consumer products, and the acquisition of dynamic consumer lifestyle brands. The Company has developed a Fast-to-Market capability driven by its proprietary integrated technology platform. Currently, the Company’s brand portfolio consists of the Isaac Mizrahi brand (the "Isaac Mizrahi Brand"), the Judith Ripka brand (the “Ripka Brand”), the H by Halston and H Halston brands (collectively, the “H Halston Brands”), the C Wonder brand (the “C Wonder Brand”), and the Highline Collective brand.

The Company licenses its brands to third parties, provides certain design, production, and marketing and distribution services, and generates licensing, design, and service fee revenues through contractual arrangements with manufacturers and retailers. This includes licensing its own brands for promotion and distribution through a ubiquitous-channel retail sales strategy, which includes distribution through interactive television, the internet, and traditional brick-and-mortar retail channels.

From June 2013 through December 2014, the Company operated its retail business through its wholly owned subsidiary, IMNY Retail Management, LLC (“Retail Management”). Retail Management included two retail stores for the Isaac Mizrahi Brand, as well as e-commerce platforms for the Isaac Mizrahi Brand and the Ripka Brand. In December 2014, the Company decided to discontinue its retail stores, while continuing to operate e-commerce as a component of the Company’s licensing business. Accordingly, the Company’s retail operations are treated as discontinued operations and presented as such in the consolidated financial statements.

Certain prior period amounts have been reclassified to conform to current period presentation, including:

•	Presentation of e-commerce gross margin within total net revenues on the consolidated statements of operations. Of the $196,000 of costs previously presented as cost of goods sold for the year ended December 31, 2016, $62,000 has been reclassified as a reduction to net revenues, and $134,000 has been reclassified to other selling, general and administrative expenses.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Xcel and its wholly owned subsidiaries as of and for the years ended December 31, 2017 (the “Current Year”) and December 31, 2016 (the “Prior Year”). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with the accounting rules under Regulation S-X, as promulgated by the Securities and Exchange Commission (“SEC”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company deems the following items to require significant estimates from management:

•	Allowance for doubtful accounts;
•	Useful lives of trademarks;
•	Assumptions used in the valuation of intangible assets and goodwill including cash flow estimates for impairment analysis;
•	Black-Scholes option pricing model assumptions for stock option values;
•	Performance-based stock option expense recognition;
•	Valuation of deferred income taxes; and
•	Valuation allowances and effective tax rate for tax purposes.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Discontinued Operations

The Company accounted for its decision to close down its retail store operations as discontinued operations in accordance with the guidance provided in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, “Accounting for Impairment or Disposal of Long-Lived Assets,” and ASC Topic 205, “Presentation of Financial Statements,” which require that only a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity’s operations and financial results shall be reported in the financial statements as discontinued operations. In the period a discontinued operation is classified as held for sale, the results of operations for the periods presented are reclassified into separate line items in the statements of operations, assets and liabilities are reclassified into separate line items on the related balance sheets for the periods presented, and the statements of cash flows for the periods presented are also reclassified to reflect the results of discontinued operations as separate line items.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are reported net of the allowance for doubtful accounts. Allowance for doubtful accounts is based on the Company’s ongoing discussions with its licensees and its evaluation of each licensee’s payment history, account aging, and financial position. As of December 31, 2017 and 2016, the Company had $8,528,000 and $6,969,000 of accounts receivable, respectively, net of allowances for doubtful accounts of approximately $33,000 at December 31, 2017 and of $20,000 at December 31, 2016. The accounts receivable balance includes approximately $379,000 and $112,000 of earned revenue that has been accrued but not billed as of December 31, 2017 and 2016, respectively.

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

The Company performed its annual quantitative analysis of goodwill and intangible assets at December 31, 2017 and 2016. As a result of the December 31, 2017 test, the Company recorded a non-cash impairment charge in the fourth quarter of 2017 for the total amount of goodwill previously recorded on its balance sheet of approximately $12.4 million. The underlying cause of the impairment was the declining public trading price of the Company’s common stock and the ensuing decrease in the Company’s market capitalization, as of December 31, 2017, as compared to the calculated fair value of the Company (see below for further discussion of the determination of fair value). The Company’s trading price for its common stock had been declining in 2017 due to our thinly traded stock, failure of the market to distinguish us from our competitors with poor balance sheets, and general outlook on the consumer retail environment. Due to the prolonged decline in the Company’s stock price, it was determined during the fourth quarter that such a decline was no longer temporary.

The Company tests its indefinite-lived intangible assets for recovery in accordance with ASC-820-10-55-3F, which states that the income approach (“Income Approach”) converts future amounts (for example cash flows) in a single current (that is, discounted) amount. When the Income Approach is used, fair value measurement reflects current market expectations about those future amounts. The Income Approach is based on the present value of future earnings expected to be generated by a business or asset. Income projections for a future period are discounted at a rate commensurate with the degree of risk associated with future proceeds. A residual or terminal value is also added to the present value of the income to quantify the value of the business beyond the projection period. As such, recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to its expected future discounted net cash flows. If the carrying amount of such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the recoverability of the assets.

With reference to the goodwill impairment process, as of December 31, 2017 the Company determined fair value using a weighted approach, including both an income approach and a market approach. The income approach included a discounted cash flow model relying on significant assumptions consisting of revenue growth rates and operating margins based on internal forecasts, terminal value, and the weighted average cost of capital ("WACC") used to discount future cash flows (in our 2017 analysis, we used a discount rate of 13%). Internal forecasts of revenue growth, operating margins, and working capital needs over the next five years were developed with consideration of macroeconomic factors, historical performance, and planned activities. In 2017, the Company made a terminal value assumption that cash flows would grow 4.0% each year subsequent to year five, based on management expectations for the long-term growth prospects of the Company. The residual value was determined under both an EBITDA exit multiple and a Gordon Growth model. To determine the WACC, the Company used a standard valuation method, the Capital Asset Pricing Model (“CAPM”), based on readily available and current market data of peer companies considered market participants. An additional risk premium of 2% was added to the WACC. As some of the other comparable companies have significant levels of debt, Xcel’s public data was selected for the capital structure and beta. For the market approach, the Company considered both the Guideline Companies method and the Comparable Transactions method. The inputs and assumptions utilized in the goodwill impairment analysis are classified as Level 3 inputs in the fair value hierarchy.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

The Company’s definite lived intangible assets, including Trademarks, are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. An impairment loss is recognized if the carrying amount of a definite lived intangible asset is not recoverable and its carrying amount exceeds its fair value. No such impairments were indicated or recorded for the years ended December 31, 2017 and 2016.

With reference to our definite-lived intangible assets impairment process, the Company groups assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flows analysis or appraisals. The inputs utilized in the definite-lived intangible assets impairment analysis are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820.

The Company’s definite lived intangible assets are amortized over their estimated useful lives of four (4) to fifteen (15) years.

Restricted Cash

Restricted cash at December 31, 2017 and December 31, 2016 consisted of (i) $1,109,000 of cash deposited with Bank Hapoalim B.M. (“BHI”) as collateral for an irrevocable standby letter of credit associated with the lease of the Company’s current corporate office and operating facilities at 1333 Broadway, New York City, and (ii) $400,000 of cash held as a security deposit for the sublease of the Company’s former corporate offices at 475 Tenth Avenue, New York City by the Company to a third-party subtenant.

Investment in Unconsolidated Affiliate

The Company holds a limited partner ownership interest in an unconsolidated affiliate, which was entered into during the Prior Year. This investment is accounted for using the cost method, and is included within other assets on the Company’s consolidated balance sheets at December 31, 2017 and 2016. As of December 31, 2017 and 2016, the carrying value of this investment was $100,000.

Notes Receivable

The Company holds a promissory note receivable from a certain key employee in the principal amount of $1,000,000. This note receivable was entered into during the Prior Year, is due and payable on April 1, 2019, and is fully collateralized by various assets of the employee in which the Company has been granted a security interest. The note receivable has been recorded at amortized cost, and is included within other assets on the Company’s consolidated balance sheets at December 31, 2017 and 2016. The note bears interest at 5.1%, which was prepaid through a non-refundable original issue discount; interest income is being recognized over the term of the note using the interest method. The net carrying value of the promissory note receivable at December 31, 2017 and 2016 was $931,000 and $879,000, respectively.

Deferred Finance Costs

The Company incurred costs (primarily professional fees and lender underwriting fees) in connection with borrowings under the senior secured term loans. These costs have been deferred on the consolidated balance sheets as a reduction to the carrying value of the associated borrowings. Such costs are amortized as interest expense using the effective interest method.

Contingent Obligations

Management analyzes and quantifies the expected contingent obligations (expected earn-out payments) over the applicable pay-out period. Management assesses no less frequently than each reporting period the status of contingent obligations and any expected changes in the fair value of such contingent obligations. Any change in the expected obligation will result in expense or income recognized in the period in which it is determined that the fair value has changed. Contingent obligations were reduced by $3.4 million during the Prior Year and recorded as gains on the reduction of contingent obligations and included in operating income in the Company’s consolidated statement of operations. Additionally, when accounting for asset acquisitions, if any contingent obligations exist, such obligations are recognized and recorded as the positive difference between the fair value of the assets acquired and the consideration paid for the acquired assets. See Note 5, Debt and Other Long-term Liabilities for additional information related to contingent obligations.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

Advertising Costs

All costs associated with production for the Company’s advertising, marketing and promotion are expensed during the periods when the activities take place. All other advertising costs, such as print and online media, are expensed when the advertisement occurs. The Company incurred no advertising costs for the Current Year and Prior Year.

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

The fair value of stock options and warrants is estimated on the date of grant using the Black-Scholes option pricing model. The valuation determined by the Black-Scholes option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the terms of the awards, and actual and projected employee stock option exercise behaviors. The risk-free rate is based on the U.S. Treasury rate for the expected life at the time of grant, volatility is based on the average long-term implied volatilities of peer companies, and expected life is based on the estimated average of the life of options and warrants using the simplified method. The Company utilizes the simplified method to determine the expected life of the options and warrants due to insufficient exercise activity during recent years as a basis from which to estimate future exercise patterns. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

Restricted stock awards are valued using the fair value of the Company’s stock at the date of grant.

The Company accounts for non-employee awards in accordance with ASC Topic 505-50, “Equity-Based Payments to Non-Employees”.

In the Prior Year, the Company changed its accounting policy to account for forfeitures as a reduction of compensation cost in the period when such forfeitures occur.

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

The Company applies the FASB guidance on accounting for uncertainty in income taxes, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also addresses derecognition, classification, interest, and penalties related to uncertain tax positions. The Company has no unrecognized tax benefits as of December 31, 2017 and 2016. Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense.

The Tax Cuts and Jobs Act (“the Act”) was enacted on December 22, 2017. The income tax effects of changes in tax laws are recognized in the period when enacted. The Act provides for numerous significant tax law changes and modifications with varying effective dates, which include reducing the U.S. federal corporate income tax rate from a maximum of 35% to 21%, creating a territorial tax system (with a one-time mandatory repatriation tax on previously deferred foreign earnings), broadening the tax base, and allowing for immediate capital expensing of certain qualified property acquired and placed in service after September 27, 2017 and before January 1, 2023.

In response to the enactment of the Tax Act in late 2017, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address situations where the accounting is incomplete for certain income tax effects of the Tax Act upon issuance of an entity’s financial statements for the reporting period in which the Tax Act was enacted. Under SAB 118, a company may record provisional amounts during a measurement period for specific income tax effects of the Tax Act for which the accounting is incomplete but a reasonable estimate can be determined, and when unable to determine a reasonable estimate for any income tax effects, report provisional amounts in the first reporting period in which a reasonable estimate can be determined. The Company has recorded the impact of the tax effects of the Tax Act, relying on reasonable estimates where the accounting is incomplete as of December 31, 2017. As guidance and technical corrections are issued in the upcoming quarters, the Company will record updates to its original provisional estimates.

The Company remeasured certain U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the re-measurement of deferred tax balance was a net tax benefit of approximately $2.6 million (for further details, please refer to Note 10, Income Taxes).

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

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and other current liabilities, the carrying amounts approximate fair value due to the short-term maturities of these instruments. The carrying value of the promissory note receivable approximates fair value because the fixed interest rate approximates current market rates and in the instances it does not, the impact is not material. The carrying value of the Xcel Term Loan (as defined in Note 5) approximates fair value because the fixed interest rate approximates current market rates and in the instances it does not, the impact is not material. When debt interest rates are below market rates, the Company considers the discounted value of the difference of actual interest rates and its internal borrowing against the scheduled debt payments. The fair value of the Company’s cost method investment is not estimated as there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, and the investee does not meet the definition of a publicly traded company.

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

Certain of the Company’s earn-out obligations were based upon certain projected net royalty revenues as defined in the terms and conditions of the acquisition of the Isaac Mizrahi Brand. As of September 30, 2015, net royalty revenues associated with Isaac Mizrahi Brand earn-out obligations were met, and the Company satisfied its obligation by issuing 290,473 shares of common stock, valued at $2.51 million as of September 30, 2015 and by making a $0.25 million payment in cash in January 2016.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

In addition to the Company’s contingent obligations measured at fair value on a recurring basis under ASC 820-10, the Company also recognized a contingent obligation of $3.78 million in connection with the acquisition of Judith Ripka Trademarks during the year ended December 31, 2014. ASC 805-50-30 requires that, when accounting for asset acquisitions, when the fair value of the assets acquired is greater than the consideration paid, any contingent obligations shall be recognized and recorded as the positive difference between the fair value of the assets acquired and the consideration paid for the acquired assets. The Company also recognized a contingent obligation of $2.85 million in connection with the acquisition of the C Wonder Trademarks in the Prior Year. ASC 805-50-30 requires that, when the fair value of the assets acquired are equal to the consideration paid, any contingent obligations shall be recognized based upon the Company's best estimate of the amount that will be paid to settle the liability. See Note 5.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, accounts receivable, and notes receivable. The Company limits its credit risk with respect to cash by maintaining cash, cash equivalents, and restricted cash balances with high quality financial institutions. At times, the Company’s cash, cash equivalents, and restricted cash may exceed federally insured limits. Concentrations of credit risk with respect to accounts receivable are minimal due to the collection history and due to the nature of the Company’s royalty revenues. Generally, the Company does not require collateral or other security to support accounts receivable. Concentration of credit risk with respect to the promissory note receivable held by the Company is mitigated as it is fully collateralized by various assets in which the Company has been granted a security interest.

Earnings Per Share

Basic (loss) earnings per share is computed by dividing income from continuing operations, income from discontinued operations, and net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted (loss) earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options and warrants using the treasury stock method. The difference between basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and warrants outstanding were exercised into common stock if the effect is not anti-dilutive.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, and supersedes the current revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The core principle of ASU 2014-09 is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, will require greater use of judgment and estimates than under the current guidance. The FASB subsequently issued amendments providing additional guidance, clarification, and practical expedients as follows:

•	In August 2015, the FASB delayed the effective date of this standard by one year, such that the new revenue guidance is now effective for fiscal years beginning after December 15, 2017 (i.e., calendar years beginning on January 1, 2018), and interim periods therein.
•	In April 2016, the FASB issued Accounting Standards Update No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which amends certain aspects of the guidance in ASU 2014-09 related to identifying performance obligations and applying the new revenue guidance to licensing transactions.
•	In May 2016, the FASB issued Accounting Standards Update No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” which addresses topics of collectability, presentation of sales tax collected from customers, non-cash consideration, contract modifications and completed contracts at transition, and transition disclosures.
•	In December 2016, the FASB issued Accounting Standards Update No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” to provide further clarification on various elements of the new revenue guidance.
•	In September 2017, the FASB issued ASU No. 2017-13, “Revenue recognition (Topic 605), Revenue from contracts with customers (Topic 606), Leases (Topic 840), and Leases (Topic 842),” which, among other things, addresses transition related to ASU 2014-09.

The Company will adopt ASU 2014-09 effective January 1, 2018, by recognizing the cumulative effect of initially applying the new standard as an increase to the opening balance of retained earnings in the period of adoption (modified retrospective adoption method). The Company’s evaluation of the impact of the adoption of ASU 2014-09 on its consolidated financial statements included the identification of revenue within the scope of the guidance and the evaluation of applicable revenue contracts. The Company performed an extensive analysis of its existing contracts with customers and its revenue recognition policies and does not expect the adoption of ASU 2014-09 to result in material differences from the Company’s current revenue recognition policies. The Company recognizes revenue continuously over time as it satisfies its continuous obligation of granting access to its licensed intellectual properties. Revenue, depending on the contract, is recognized ratably over each contract year as the performance occurs based on the greater of the guaranteed minimum payments, sales-based payments, or performance based payments, with each contract year treated as separate from the other years. Although the new revenue standard is not expected to result in a material impact on the Company’s ongoing results of operations, the Company did implement changes to its processes related to revenue recognition and the control activities within them. These included the development of new policies and/or modification of existing policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 of the goodwill impairment test, which currently requires a hypothetical purchase price allocation based on the fair value of individual assets and liabilities of a reporting unit in order to measure the amount of a goodwill impairment. Instead, after the adoption of ASU 2017-04, goodwill impairment will be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This new accounting guidance shall be applied prospectively, and is effective for public companies for fiscal years beginning after December 15, 2019 (i.e. calendar years beginning on January 1, 2020). Early adoption is permitted for any goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted ASU 2017-04 as of December 31, 2017 and performed its annual goodwill impairment test based upon this new methodology.

In May 2017, the FASB issued ASU No. 2017-09, “Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following conditions are met: (i) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. This new accounting guidance is effective for public companies for fiscal years beginning after December 15, 2017 (i.e., calendar years beginning on January 1, 2018), including interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. The Company does not anticipate that the adoption of ASU 2017-09 will have a material impact on its consolidated financial statements when it is adopted in 2018.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

3.	Trademarks, Goodwill and Other Intangibles

Trademarks and other intangibles, net consist of the following:

		December 31, 2017
($ in thousands)	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks (indefinite-lived)	n/a	$96,707	$-	$96,707
Trademarks (definite-lived)	15 years	15,463	2,490	12,973
Licensing agreements	4 years	2,000	2,000	-
Non-compete agreement	7 years	561	240	321
Copyrights and other intellectual property	10 years	190	71	119
Total		$114,921	$4,801	$110,120

		December 31, 2016
($ in thousands)	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks (indefinite-lived)	n/a	$96,676	$-	$96,676
Trademarks (definite-lived)	15 years	15,463	1,459	14,004
Licensing agreements	4 years	2,000	2,000	-
Non-compete agreement	7 years	562	160	402
Copyrights and other intellectual property	10 years	190	52	138
Total		$114,891	$3,671	$111,220

The trademarks of the Isaac Mizrahi Brand, the Ripka Brand, and the H Halston Brands have been determined to have indefinite useful lives and accordingly, no amortization has been recorded in the Company’s consolidated statements of operations related to those intangible assets.

Amortization expense for definite lived intangible assets for the years ended December 31, 2017 and 2016 was approximately $1,130,000 and $1,129,000, respectively.

Estimated future amortization expense related to definite lived intangible assets over the remaining useful lives is as follows:

($ in thousands) Year Ending December 31,	Amortization Expense
2018	$1,130
2019	1,130
2020	1,130
2021	1,131
2022	1,050
Thereafter	7,842
Total	$13,413

At December 31, 2017 and 2016, the Company had zero and $12,371,000 of goodwill, respectively, which represents the excess of the purchase price over the fair value of net assets acquired accounted for under the acquisition method of accounting, related to the 2011 acquisition of the Isaac Mizrahi business.

As of December 31, 2017, the Company recorded a non-cash impairment charge of $12,371,000, which was the carrying amount of its goodwill immediately before the charge. The underlying cause of the impairment was the declining public trading price of the Company’s common stock and the ensuing decrease in the Company’s market capitalization as of December 31, 2017, as compared to the calculated fair value of the Company. The Company’s trading price for its common stock had been declining in 2017 due to its thinly traded stock, failure of the market to distinguish us from our competitors with poor balance sheets, and general outlook on consumer retail environment. Due to the prolonged decline in the Company’s stock price, it was determined during the fourth quarter that such a decline was no longer temporary. During 2017, management was continuously monitoring the Company’s stock price and its market capitalization and expectations were that the sector would eventually improve and the Company’s stock would trade again at a higher value, able to support the implied premium included in the fair value obtained through the above-mentioned weighted approach, and more representative of the Company’s expected long-term target stock price. The Company’s stock trading price gradually improved during 2017, however, beginning early November, the stock trading price began to trend back down. Management believed this to be a temporary trend, and that our stock price would soon improve. This position was supported by management consideration of some of our competitors’ highly leveraged businesses and that investors would eventually realize that the Company’s fair value was penalized by the resulting sector performance on the stock market. Although the Company’s stock price did improve toward the end of this year, due to the volatility and with continuing low stock trading prices, management decided to increase the relative weight of the market approach in its fair value model, and consequently increase the emphasis on its market peers, which ultimately resulted in the recording of the goodwill impairment.

4.	Significant Contracts

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

Agreement	Current Term Expiry	Automatic Renewal	Xcel Commenced Brand with QVC	QVC Product Launch
IM QVC Agreement	September 30, 2020	one-year period	September 2011	2010
Ripka QVC Agreement	March 31, 2019	one-year period	April 2014	1999
H QVC Agreement	December 31, 2019	one-year period	January 2015	September 2015
C Wonder QVC Agreement	In sell-off period (1)	n/a (1)	August 2015	March 2016

Notes:

(1)	On April 28, 2017, the Company and QVC entered into an amendment to terminate the C Wonder QVC Agreement effective May 1, 2017 and commence a sell-off period. During the sell-off period, QVC remained obligated to pay royalties to the Company through January 31, 2018, and QVC retains exclusive rights with respect to C Wonder branded products for interactive television, excluding certain permitted international entities, through May 1, 2018.

In connection with the forgoing and during the same periods, QVC and its subsidiaries have the exclusive, worldwide right to use the names, likenesses, images, voices, and performances of the Company’s spokespersons to promote the respective products. Under the IM QVC Agreement, IM Brands has also granted to QVC and its affiliates, during the same period, exclusive, worldwide rights to promote third-party vendor co-branded products that, in addition to bearing and being marketed in connection with the trademarks and logos of such third-party vendors, also bear or are marketed in connection with the IsaacMizrahiLIVE trademark and related logo.

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

Net revenues from QVC, including fees related to the LCNY brand, totaled $25.77 million and $27.49 million for the Current Year and Prior Year, respectively, representing approximately 81% and 84% of the Company’s total net revenues, respectively. As of December 31, 2017 and 2016, the Company had receivables from QVC of $5.47 million and $5.89 million, representing approximately 64% and 85% of the Company’s accounts receivable, respectively. The December 31, 2017 and 2016 QVC receivables included zero and $1.73 million, respectively, of earned revenue accrued but not yet billed as of the respective balance sheet date.

5.	Debt and Other Long-term Liabilities

Debt

The Company’s net carrying amount of debt is comprised of the following:

($ in thousands)	December 31,
	2017	2016
Xcel Term Loan	$19,500	$25,250
Unamortized deferred finance costs related to term loans	(346)	(509)
IM Seller Note	2,201	3,627
Ripka Seller Notes	543	504
Contingent Obligation – JR Seller	200	200
Contingent Obligation – CW Seller	2,850	2,850
Total	24,948	31,922
Current portion (i), (ii)	5,559	6,427
Long-term debt	$19,389	$25,495

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

(i)	The current portion of long-term debt presented on the consolidated balance sheet at December 31, 2017 includes (a) $4.0 million related to the Xcel Term Loan, (b) $1.46 million related to the IM Seller Note, and (c) $100,000 related to Contingent Obligation - JR Seller (the “Ripka Earn-Out”, see dedicated paragraph further below in this note).
(ii)	The current portion of long-term debt presented on the consolidated balance sheet at December 31, 2016 includes $5.0 million related to term loan debt and $1.43 million related to the IM Seller Note.

Term Loans

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

The aggregate remaining annual principal payments under the Amended Loan Agreement are as follows:

($ in thousands) Year Ending December 31,	Amount of Principal Payment
2018	$4,000
2019	4,000
2020	4,000
2021	7,500
Total	$19,500

Commencing with the fiscal year ending December 31, 2017, the Company is required to repay a portion of the Xcel Term Loan in an amount equal to 10% of the excess cash flow for the fiscal year; provided that no early termination fee shall be payable with respect to any such payment (the “Excess Cash Flow Principal Payment”). Excess cash flow means, for any period, cash flow from operations (before certain permitted distributions) less (i) capital expenditures not made through the incurrence of indebtedness, (ii) all cash interest and principal and taxes paid or payable during such period, and (iii) all dividends declared and paid during such period to equity holders of any credit party treated as a disregarded entity for tax purposes. As of December 31, 2017, the estimated Excess Cash Flow Principal Payment provision of the Xcel Term Loan is not expected to result in any additional repayment for the year ending December 31, 2018.

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

The Amended Loan Agreement contains customary covenants, including reporting requirements, trademark preservation, and the following financial covenants of the Company (on a consolidated basis with the Guarantors and any subsidiaries subsequently formed or acquired that become a credit party under the Amended Loan Agreement):

•	net worth (as defined in the Amended Loan Agreement) of at least $90,000,000 at the end of each fiscal quarter ending on June 30 and December 31 of each fiscal year;
•	liquid assets of at least $5,000,000, until such time as the ratio of indebtedness to EBITDA (as defined in the Amended Loan Agreement) is less than 1.00 to 1.00 and, in which event, liquid assets must be at least $3,000,000;
•	a fixed charge ratio of at least 1.20 to 1.00 for each fiscal quarter ended June 30 and December 31 for the twelve fiscal month period ending on such date;
•	capital expenditures shall not exceed (i) $2,650,000 for the year ended December 31, 2016 and (ii) $700,000 for any fiscal year thereafter; and
•	EBITDA (as defined in the Amended Loan Agreement) of not less than $7,000,000 for the fiscal year ending December 31, 2017, not less than $8,000,000 for the fiscal years ending December 31, 2018 and 2019, and not less than $9,000,000 for the following fiscal years.

The Company was in full compliance with all covenants under the Amended Loan Agreement, as amended, as of and for the fiscal year ended December 31, 2017.

In connection with the above-mentioned refinancing transactions, the Company incurred fees to or on behalf of BHI of approximately $7,000 and $152,000 in the Current Year and in the Prior Year, respectively. These fees, along with $513,000 of deferred finance costs related to financing transactions that took place in prior years, have been deferred on the consolidated balance sheets as a reduction to the carrying value of the Xcel Term Loan, and are being amortized to interest expense over the term of the Xcel Term Loan using the effective interest method.

Interest on the Xcel Term Loan accrues at a fixed rate of 5.1% per annum and is payable on each day on which the scheduled principal payments are required to be made. For the Current Year and Prior Year, the Company incurred interest expense of approximately $1,106,000 and $1,333,000, respectively, related to term loan debt.

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

On December 24, 2013, the IM Seller Note was amended to (1) revise the maturity date to September 30, 2016, (2) revise the date to which the maturity date may be extended to September 30, 2018, (3) provide the Company with a prepayment right with its common stock, subject to remitting in cash certain required cash payments and a minimum common stock price of $4.50 per share, and (4) require interim scheduled payments. The amendment included a partial repayment of $1.5 million of principal.

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

As of December 31, 2017, the aggregate remaining annual principal payments under the IM Seller Note are as follows:

($ in thousands) Year Ending December 31,	Amount of Principal Payment
2018	$1,459
2019	742
Total	$2,201

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

For the Current Year, the Company incurred interest expense of approximately $65,000 under the IM Seller Note. For the Prior Year, the Company incurred interest expense of approximately $230,000 under the IM Seller Note, which consisted solely of amortization of the discount on the IM Seller Note.

Ripka Seller Notes

As of December 31, 2017 and 2016, the remaining discounted balance, non-interest-bearing note relating to the Ripka Seller Notes was approximately $543,000 and $504,000, respectively. An aggregate $600,000 principal amount of the Ripka Seller Notes is due at maturity (March 31, 2019). For the Current Year and Prior Year, the Company incurred interest expense of approximately $38,000 and $36,000, respectively, which consisted solely of amortization of the discount on the Ripka Seller Notes.

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

On December 21, 2016, the Company entered into an agreement with the sellers of the Ripka Brand which amended the terms of the Ripka Earn-Out, such that the maximum amount of earn-out consideration was reduced to $375,000, of which $175,000 was payable in cash upon execution of the amendment, and $100,000 is payable in cash on each of May 15, 2018 and 2019. The payment of the remaining future payments of $200,000 under the earn-out is contingent upon the Ripka Brand achieving at least $6,000,000 of net royalty income from QVC during each of the 12-month periods ending on March 31, 2018 and 2019. The reduction of the Ripka Earn-Out liability from its previous carrying value of $3.78 million to $375,000 resulted in a gain on reduction of contingent obligations in the Prior Year of approximately $3.41 million. The remaining expected value (which approximates fair value) of the Ripka Earn-Out of $0.20 million is recorded as long-term debt on the accompanying consolidated balance sheets as of December 31, 2017, of which $0.10 million is presented in the current portion of long-term debt. As of December 31, 2016, the expected value of the Ripka Earn-out was $0.20 million and was recorded as long-term debt.

Contingent Obligation – CW Seller (C Wonder Earn-Out)

In connection with the purchase of the C Wonder Brand, the Company agreed to pay the seller additional consideration, which would be payable, if at all, in cash or shares of common stock of the Company, at the Company’s sole discretion, after June 30, 2019, with a value based on the royalties related directly to the assets the Company acquired pursuant to the purchase agreement. The value of the earn-out shall be calculated as the positive amount, if any, of (i) two times (A) the maximum net royalties as calculated for any single twelve month period commencing on July 1 and ending on June 30 between the closing date and June 30, 2019 (each, a “Royalty Target Year”) less (B) $4,000,000, plus (ii) two times the maximum royalty determined based on a percentage of retail and wholesale sales of C Wonder branded products by the Company as calculated for any single Royalty Target Year. The C Wonder Earn-Out of $2.85 million is recorded in the accompanying consolidated balance sheets as long-term debt, based on the probability of the C Wonder Brand achieving certain net royalty income targets within the earn-out periods and then calculating the present value of the weighted average payment amount. In accordance with ASC Topic 480, “Distinguishing Liabilities from Equity,” the C Wonder Earn-Out obligation is classified as a liability in the accompanying consolidated balance sheets because of the variable number of shares payable under the agreement.

As of December 31, 2017 and 2016, total contingent obligations were $3.05 million in both periods.

Other Long-term Liabilities

Other long-term liabilities are primarily comprised of deferred rent of approximately $2.1 million and $1.6 million as of December 31, 2017 and 2016, respectively.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

6.	Stockholders’ Equity

The Company has authority to issue up to 51,000,000 shares, consisting of 50,000,000 shares of common stock and 1,000,000 shares of preferred stock.

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

Stock Options

Options granted under the Plan expire at various times – either five, seven, or ten years from the date of grant, depending on the particular grant.

A summary of the Company’s stock option activity for the Current Year is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	2,436,000	$5.98	4.38	$-
Granted	1,185,000	4.27
Canceled	-	-
Exercised	-	-
Expired/Forfeited	(152,167)	6.51
Outstanding at December 31, 2017, and expected to vest	3,468,833	$5.38	4.14	$-
Exercisable at December 31, 2017	855,336	$5.88	3.19	$-

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

On October 1, 2017, the Company granted options to purchase an aggregate of 50,000 shares of common stock to a certain key employee. The exercise price of the options is $3.50 per share, and one-third of the options will vest on each of April 1, 2018, April 1, 2019, and April 1, 2020.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

On November 2, 2017, the Company granted options to purchase an aggregate of 300,000 shares of common stock to a certain key employee. The exercise price of the options is $3.50 per share, and the vesting of such options is dependent upon the achievement of certain royalty income targets.

On March 1, 2016, the Company granted options to purchase an aggregate of 100,000 shares of common stock to a member of management. The exercise price of the options is $7.00 per share. One-third of the options vested December 31, 2016, and one-third of the options vested on December 31, 2017, and one-third will vest on December 31, 2018.

On March 31, 2016, the Company granted options to purchase an aggregate of 1,671,500 shares of common stock to certain executives, non-executive management, and employees. The exercise price of the options is $5.80 per share, and one-third of the options shall vest on each of March 31, 2017, March 31, 2018, and March 31, 2019.

On March 31, 2016, the Company granted options to purchase an aggregate of 500,000 shares of common stock to certain key employees. The exercise price for 100,000 of these options is $5.80 per share, and such options vested on January 1, 2017. The exercise price of the remaining 400,000 options is $7.50 per share, and the vesting of such options is dependent upon the achievement of certain royalty income targets.

On March 31, 2016, the Company granted options to purchase an aggregate of 150,000 shares of common stock to non-management directors. The exercise price of the options is $5.80 per share, and 50% of the options shall vest on each of March 31, 2017 and March 31, 2018.

On August 11, 2016, the Company granted options to purchase an aggregate of 25,000 shares of common stock to a newly appointed non-management director. The exercise price of the options is $5.15 per share, and 50% of the options shall vest on each of August 31, 2017 and August 31, 2018.

On October 1, 2016, the Company granted options to purchase an aggregate of 10,000 shares of common stock to a member of non-executive management. The exercise price of the options is $4.99 per share, and one-third of the options shall vest on each of October 1, 2017, October 1, 2018, and October 1, 2019.

On October 31, 2016, the Company granted options to purchase an aggregate of 150,000 shares of common stock to three independent directors. The exercise price of the options is $5.00 per share, and 50% of the options shall vest on each of October 31, 2017 and October 31, 2018.

The fair value of the options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2017	2016
Expected Volatility	33.69 – 35.20%	33.25 – 34.85%
Expected Dividend Yield	0%	0%
Expected Life (Term, in years)	3.25 – 5.42	3.25 – 5.32
Risk-Free Interest Rate	1.48 – 2.02%	0.91 – 1.21%

Compensation expense related to stock options for the Current Year and Prior Year was approximately $1,181,000 and $863,000, respectively. Total unrecognized compensation expense related to unvested stock options at December 31, 2017 amounts to approximately $1,906,000 and is expected to be recognized over a weighted average period of 2.18 years.

The following table summarizes the Company’s stock option activity for non-vested options for the Current Year:

	Number of Options	Weighted Average Grant Date Fair Value
Balance at January 1, 2017	2,294,667	$1.39
Granted	1,185,000	0.96
Vested	(757,837)	1.47
Forfeited or Canceled	(108,333)	1.47
Balance at December 31, 2017	2,613,497	$1.23

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Warrants

Warrants granted by the Company expire at various times – either five, seven, or ten years from the date of grant, depending on the particular grant.

A summary of the Company’s warrant activity for the Current Year is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding and exercisable at January 1, 2017	1,966,743	$6.76	2.81	$-
Granted	-	-
Canceled	-	-
Exercised	-	-
Expired/Forfeited	(75,000)	(5.50)
Outstanding and exercisable at December 31, 2017	1,891,743	$6.81	1.92	$-

The Company did not grant any warrants to purchase shares of common stock during the Current Year or Prior Year.

No compensation expense was recorded in the Current Year or Prior Year related to warrants.

Restricted Stock

A summary of the Company’s restricted stock activity for the Current Year is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	3,171,685	$5.12
Granted	126,334	3.18
Canceled	-	-
Vested	(1,153,931)	5.24
Expired/Forfeited	(1,000)	9.00
Outstanding at December 31, 2017	2,143,088	$5.35

On January 31, 2017, the Company issued 50,000 shares of restricted stock to a consulting firm whose controlling shareholder was a director of the Company until October 2017. Of the 50,000 shares of restricted stock granted, 25,000 shares vested immediately and 25,000 shares shall vest on January 31, 2018. On June 18, 2017, the Company issued an additional 28,334 shares of restricted stock to the same consulting firm, of which 14,167 shares vested immediately on the same day and 14,167 shares shall vest on January 31, 2018. See Note 12, Related Party Transactions, for additional information.

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

Compensation expense related to restricted stock grants for the Current Year and Prior Year was $2,003,000 and $3,864,000, respectively. Total unrecognized compensation expense related to unvested restricted stock grants at December 31, 2017 amounts to $745,000 and is expected to be recognized over a weighted average period of 1.32 years.

The following table provides information with respect to restricted stock purchased and retired by the Company during the Current Year and Prior Year.

Date	Total Number of Shares Purchased	Actual Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plan	Fair value of Re-Purchased Shares
March 31, 2017 (i)	294,540	$2.70	-	$795,000
May 31, 2017 (i)	4,775	2.30	-	11,000
September 30, 2017 (i)	2,200	3.70	-	8,000
December 31, 2017 (i)	149,840	2.55	-	382,000
Total 2017	451,355	$2.66	-	$1,196,000

March 31, 2016 (i)	52,000	$5.80	-	$301,000
September 30, 2016 (i)	182,100	4.99	-	909,000
November 30, 2016 (i)	10,650	4.95	-	53,000
December 1, 2016 (i)	32,928	5.05	-	166,000
Total 2016	277,678	$5.15	-	$1,429,000

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

Shares Available Under the Company’s 2011 Equity Incentive Plan

At December 31, 2017, there were 5,421,029 shares of common stock available for issuance under the Plan.

Shares Reserved for Issuance

At December 31, 2017, there were 10,781,605 shares of common stock reserved for issuance pursuant to unexercised warrants and stock options, or available for issuance under the Plan.

Dividends

The Company has not paid any dividends to date.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

7.	(Loss) Earnings Per Share

Shares used in calculating basic and diluted net (loss) earnings per share are as follows:

	Year Ended December 31,
	2017	2016
Basic	18,502,158	18,625,670
Effect of exercise of warrants	-	414,131
Effect of exercise of stock options	-	4,948
Diluted	18,502,158	19,044,749

As a result of the net loss presented for the Current Year, the Company calculated diluted earnings per share using basic weighted-average shares outstanding for such period, as utilizing diluted shares would be anti-dilutive to loss per share.

The computation of basic and diluted net (loss) earnings per share excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Year Ended December 31,
	2017	2016
Stock options and warrants	5,360,576	3,063,000

8.	Commitments and Contingencies

Leases

The Company leases office space under an operating lease agreement related to the Company’s main headquarters located in New York City. This lease commenced on March 1, 2016 and expires on October 30, 2027. In connection with this lease, the Company obtained an Irrevocable Standby Letter of Credit (the “Letter of Credit”) from BHI for a sum not exceeding $1,109,000. The Company has deposited this amount with BHI as collateral for the Letter of Credit and recorded the amount as restricted cash in the consolidated balance sheets as of December 31, 2017 and December 31, 2016.

The Company also leases office space under an operating lease agreement at another location in New York City, representing the Company’s former corporate offices and operations facility. This lease shall expire on February 28, 2022. This office space is currently subleased to a third-party subtenant through December 12, 2018, with a renewal option for our subtenant to extend the sublease term through February 27, 2022.

Future minimum lease payments under the terms of the Company’s noncancelable operating lease agreements are as follows:

($ in thousands) Year Ending December 31,	Lease Payments
2018	$2,311
2019	2,393
2020	2,423
2021	2,577
2022	1,732
Thereafter	7,502
Total future noncancelable minimum lease payments	$18,938

The aforementioned leases require the Company to pay additional rents related to increases in certain taxes and other costs on the properties. Total rent expense was approximately $1,479,000 and $1,633,000 for the years ended December 31, 2017 and 2016, respectively.

Total minimum lease payments to be received in the future under noncancelable sublease agreements as of December 31, 2017 are approximately $784,000. Total sublease payments received for the years ended December 31, 2017 and 2016 were approximately $735,000 and $369,000, respectively. Sublease payments received are credited against the exit cost liability on the Company's consolidated balance sheet; see Note 9.

Employment Agreements

The Company has contracts with certain executives and key employees. The future minimum payments under these contracts are as follows:

($ in thousands) Year Ending December 31,	Employment Contract Payments
2018	$5,105
2019	2,853
Thereafter	474
Total future minimum employment contract payments	$8,432

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

In addition to the employment contract payments stated above, the Company’s employment contracts with certain executives and key employees contain performance based bonus provisions. These provisions include bonuses based on the Company achieving revenues in excess of established targets and/or on operating results.

Certain of the employment agreements contain severance and/or change in control provisions. Aggregate potential severance compensation amounted to approximately $8.2 million at December 31, 2017.

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

The Company recorded a net non-cash charge of approximately $648,000 associated with the recognition of this liability. The Company also incurred certain cash costs of approximately $15,000 related to the exit from its former office space, and incurred a loss of approximately $7,000 associated with the sale of certain equipment. These amounts, totaling approximately $670,000, were recorded as a component of operating expenses in the accompanying consolidated statements of operations for the Prior Year.

At December 31, 2017, the remaining balance of the exit cost liability related to the former office space was approximately $624,000, of which $224,000 was recorded in other current liabilities and $400,000 was recorded in other long-term liabilities in the accompanying consolidated balance sheets. The balance of this liability will be paid out over a period of approximately 4.2 years, through February 2022.

A summary of the activity related to the exit cost liability for the Current Year is as follows:

($ in thousands)	2017	2016
Balance as of January 1,	$783	$-
Non-cash costs incurred and charged to expense	-	648
Transfers of previously-recognized deferred balance sheet amounts related to lease	-	333
Cash payments, net	(154)	(209)
Adjustment to liability (revision to estimated cash flows)	(25)	-
Accretion	20	11
Balance as of December 31,	$624	$783

10.	Income Taxes

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

The income tax (benefit) provision for federal and state and local income taxes in the consolidated statements of operations consists of the following:

($ in thousands)	Year Ended December 31,
	2017	2016
Current:
Federal	$-	$(57)
State and local	79	204
Total current	79	147

Deferred:
Federal	(883)	6
State and local	357	162
Total deferred	(526)	168
Total (benefit) provision	$(447)	$315

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

The reconciliation of income tax computed at the federal and state and local statutory rates to the Company’s income before taxes is as follows:

	Year Ended December 31,
	2017	2016
U.S. statutory federal rate	(34.00)%	34.00%
State and local rate, net of federal tax	1.09	10.45
Gain on reduction of contingent obligation	-	(38.40)
Stock compensation	9.37	(7.31)
Excess compensation deduction	4.49	11.03
Foreign tax credits	(0.30)	(0.94)
Life insurance	0.57	2.04
Tax Rate Change due to Tax Cuts and Jobs Act	(24.88)	-
Goodwill impairment	39.50	-
Other permanent differences	(0.03)	(0.41)
Income tax (benefit) provision	(4.19)%	10.46%

The significant components of net deferred tax liabilities of the Company consist of the following:

($ in thousands)	December 31,
	2017	2016
Deferred tax assets
Stock-based compensation	$4,097	$7,337
Federal, state and local net operating loss carryforwards	312	407
Accrued compensation and other accrued expenses	1,132	1,694
Basis difference arising from discounted note payable	387	611
Foreign tax credit	95	63
Charitable contribution carryover	47	54
Other	10	9
Total deferred tax assets	$6,080	$10,175

Deferred tax liabilities
Property and equipment	$220	$(39)
Basis difference arising from intangible assets of acquisition	(12,675)	(17,037)
Total deferred tax liabilities	(12,455)	(17,076)
Net deferred tax liabilities	$(6,375)	$(6,901)

During the Prior Year, the Company recorded a $3.4 million gain on the reduction of contingent obligations related to the acquisition of the Ripka Brand (see Note 5). This gain was not subject to U.S. Federal income tax.

As of December 31, 2017 and 2016, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its consolidated financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its consolidated financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

11.	Related Party Transactions

Edward Jones, III

During the Current Year and Prior Year, Edward Jones, III, a director of the Company from October 2011 to October 2017, performed consulting services for and received compensation from a certain licensee of the Company. Under the terms of the Company’s agreement with this certain licensee, the licensee may supply the Company’s branded products to the Company’s other licensees. Under the terms of the Company’s separate pre-existing agreements with other licensees, the Company would earn royalties on the sales of such branded products sold to end customers.

On January 31, 2017, the Company entered into a two-year consulting agreement (the “QTR Consulting Agreement”) with Jones Texas, Inc. (“JTI”), whose controlling shareholder is Edward Jones, III, to provide consulting services in connection with the Company’s Fast-to-Market production platform program and other projects. Pursuant to the QTR Consulting Agreement, the Company issued an aggregate of 50,000 shares of common stock to JTI, of which 25,000 shares vested immediately, and 25,000 shares shall vest on January 31, 2018. On June 18, 2017, based upon meeting certain performance targets relating to the Company’s short-lead production platform business as provided in the January 31, 2017 QTR Consulting Agreement, the Company issued an additional 28,334 shares of common stock to JTI, of which 14,167 shares vested immediately, resulting in the recognition of compensation expense of $79,000, and the remaining 14,167 shares shall vest on January 31, 2018. The Company also paid JTI a cash consulting fee of $75,000 on January 30, 2017 and an additional cash consulting fee of $75,000 on April 28, 2017 relating to other projects. As of December 31, 2017, there was no additional compensation owed to JTI.

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

On December 12, 2016, the Company entered into another license agreement for the H Halston Brand with Dillard’s Inc and affiliates (the “Dillard’s License”, and together with the L&T License, the “DRT Licenses”).

We are negotiating proposed new arrangements and are operating under those terms as an at-will license as set forth below:

•	The HIP Trademark Usage and Royalty Participation Agreement, has an initial term that expires on December 31, 2020 unless sooner terminated or renewed, and we shall pay to HIP: (i) 50% of the excess H Halston Royalty paid to us under the DRT Licenses and any other third party licenses that we may enter into; (ii) 25% of the excess developed brand royalty paid to us for the Highline Collective Brand under the DRT Licenses, and 20% of the excess developed brand royalty paid to us for any subsequent developed brand under the DRT Licenses, and (iii) 10% of the excess private label brand royalty paid to us under the DRT Licenses and during the first term only of the DRT Licenses. Additionally, we have the right, but not the obligation, at any time after January 31, 2023, to terminate the obligations under points (ii) and (iii) above by paying to HIP an amount equal to four times the sum of the developed brand credits and private label credits for the contract year ending on January 31, 2023 (the "Buy Out Payment''). The Buy-Out Payment may be payable by us and at our sole discretion either (a) in cash, or (b) in a number of common shares of Xcel calculated based on the amount of the Buy-Out Payment divided by the average closing price for common shares of Xcel on a national exchange for the preceding five trading days, subject to a minimum price for common shares of Xcel of $7.00 per common share. Once effective, it will terminate and replace the HIP Sublicense Agreement.

•	A license and supply agreement with the Halston Operating Company, LLC (“HOC”), a subsidiary of HOH, with an initial term ending on January 31, 2022, subject to renewal. Under the HOC at-will license and supply agreement, HOC shall provide licensed products for sale to pre-approved retailers, including HBC and Dillard’s, and shall also be responsible for overseeing the visual merchandising and in-store retail environments for such approved retailers, as well as be responsible for training and oversight of any retail staff responsible for selling the licensed products within HBC and Dillard’s, as reasonably agreed upon between HOC and HBC and Dillard’s. The HOC at-will license and supply agreement provides for, among other things, design fees of $1.2 million for the period from July 1, 2017 through December 31, 2017, subsequent design fees of $2.4 million for the contractual yearly periods ending on January 31, 2019, and on December 31, 2020, 2021, and 2022, respectively, and sales-based royalties on the categories of products licensed under the agreement and the contractual year of payment. Once effective, it will terminate and replace the HIP License Agreement.

HOH has also entered into an arrangement with another licensee of the Company to supply Halston-branded apparel for the subsequent sale of such product to end customers. Under the Company’s separate pre-existing licensing agreements in place with the aforementioned other licensee and with HIP as described above, the Company earns royalties on the sales of such Halston-branded products.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

In addition, the Company and HOC entered into an arrangement whereby HOC pays the Company a license fee for branded products related to categories not included in the HOC license and supply agreement.

As of December 31, 2017, the Company had recorded approximately $1.4 million of revenue from HOC and had a receivable balance of approximately $0.8 million due from HOC. In addition, the Company recorded $9,000 and $119,000 of HIP fees (as a reduction to net revenue) for the Current Year and the Prior Year, respectively.

In December 2017, the Company had a prepaid balance of $0.2 million to HIP to be applied against future fees due to HIP, which is recorded as a prepaid in non-current assets as of December 31, 2017.

12.	Subsequent Events

On January 10, 2018, the Company amended one covenant provision in the Amended Loan Agreement with BHI to increase the maximum allowed capital expenditures for the year ending December 31, 2018 to $1.7 million, from $0.7 million.

On January 24, 2018, following a vacancy after the October 23, 2017 annual meeting of stockholders, the size of the Company’s Board of Directors was increased to seven members and Ms. Deborah Weinswig was appointed to serve as a director for a term expiring at the 2018 annual meeting of stockholders following her appointment. Ms. Deborah Weinswig is a global retail analyst and a specialist in retail innovation and technology.

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

We will adopt the new revenue guidance in ASC Topic 606, “Revenue from Contracts with Customers” effective January 1, 2018, by recognizing any cumulative effect of initially applying the new standard as an increase to the opening balance of retained earnings in the period of adoption (modified retrospective adoption method). Although the Company does not expect the adoption of the new revenue guidance to result in material differences from the Company’s current revenue recognition policies or materially impact our ongoing net income, we are including the five-step model provided in the new revenue standard in our revenue recognition process and the control activities within them, including, among others, training, contract evaluation and review requirements.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of December 31, 2017, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive and principal accounting officers to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

NAME	AGE	POSITION
Robert W. D’Loren	60	Chairman of the Board of Directors and Chief Executive Officer and President
James F. Haran	57	Chief Financial Officer and Assistant Secretary, and Principal Financial and Accounting Officer
Giuseppe “Joe” Falco	46	President and Chief Operating Officer of the Isaac Mizrahi Brand
Seth Burroughs	38	Executive Vice President of Business Development and Treasury and Secretary
Mark DiSanto	55	Director
Michael R. Francis	55	Director
Richard Kirschenbaum	65	Director
Howard Liebman	75	Director
Benjamin Malka	56	Director
Deborah Weinswig	47	Director

Below are the biographies of each of our officers and directors as of December 31, 2017.

Robert D’Loren has been the Chairman of our Board and our Chief Executive Officer and President since September 2011. Mr. D’Loren has been an entrepreneur, innovator and pioneer of the consumer branded products industry for the past 35 years. Mr. D’Loren has spearheaded the Company’s omni-channel platform, connecting the channels of digital, brick-and-mortar, social media and direct-response television to create a single customer view and brand experience for Xcel’s brands. He served as Chairman and CEO of IPX Capital, LLC and its subsidiaries, a consumer products investment company, from 2009 to 2011. He continues to serve as IPX Capital LLC’s Chairman.

Prior to founding the Company, from June 2006 to July 2008, Mr. D’Loren was a director, President and CEO of NexCen Brands, Inc., a global brand acquisition and management company with holdings that included The Athlete’s Foot, Waverly Home, Bill Blass, MaggieMoo’s, Marble Slab Creamery, Pretzel Time, Pretzelmaker, Great American Cookies, and The Shoe Box.

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

Mark DiSanto has served as a member of our Board since October 2011. Since 1988, Mr. DiSanto has served as the Chief Executive Officer of Triple Crown Corporation, a regional real estate development and investment company with commercial and residential development projects exceeding 1.5 million square feet. Mr. DiSanto received a degree in business administration from Villanova University’s College of Commerce and Finance, a J.D. degree from the University of Toledo College of Law and an M.S. degree in real estate development from Columbia University.

Michael R. Francis joined our Board in June 2015. Mr. Francis is founder and CEO of Fairview Associates, LLC, a retail and branding consultancy. From February 2012 to December 2015, Mr. Francis served as the Chief Global Brand Officer of DreamWorks Animation SKG, which creates world-class entertainment, including animated feature films, television specials and series, and live-entertainment properties for audiences around the world. During this tenure with DreamWorks, Mr. Francis was responsible for global consumer products, retail, brand strategy, creative design, location-based entertainment, digital, publishing and franchise development. From November 2010 to June 2011, Mr. Francis served as the President of J.C. Penney Company, Inc., one of the largest department store operators in the United States. Prior to November 2010, Mr. Francis spent more than 26 years with Target Corporation, an American retailing company and the second-largest discount retailer in the United States, in various roles including Executive Vice President and Global Chief Marketing Officer. Mr. Francis has a B.A. degree in international studies from the University of Michigan

Richard Kirschenbaum has served as a member of our Board since August 2016. Mr. Kirschenbaum has over 35 years’ experience in the footwear business. He transformed a small family business into a multi-brand regional footwear and accessories chain, The ShoeBox. Mr. Kirschenbaum has been the CFO of the ShoeBox, Inc. since 1984.

Howard Liebman has served as a member of our Board since October 2011. He was President, Chief Operating Officer and a director of Hobart West Group, a provider of national court reporting and litigation support services, from 2007 until the sale of the business in 2008. Mr. Liebman served as a consultant to Hobart from 2006 to 2007. Mr. Liebman was President, Chief Financial Officer and a director of Shorewood Packaging Corporation, a multinational manufacturer of high-end value-added paper and paperboard packaging for the entertainment, tobacco, cosmetics and other consumer products markets. Mr. Liebman joined Shorewood in 1994 as Executive Vice President and Chief Financial Officer and served as its President from 1999 until Shorewood was acquired by International Paper in 2000. Mr. Liebman continued as Executive Vice President of Shorewood until his retirement in 2005. Mr. Liebman is a Certified Public Accountant and was an audit partner with Deloitte and Touche, LLP (and its predecessors) from 1974 to 1994.

Benjamin Malka has served as a member of our Board since June 2014. Since August 2011, Mr. Malka has been the Chief Executive Officer of Halston Operating Company, LLC, a designer, manufacturer and distributor of apparel, leather goods, footwear and accessories. From September 2001 through July 2011, Mr. Malka was President of BCBG Max Azria Group, Inc., a designer, manufacturer and distributor of apparel, leather goods, footwear and accessories.

Deborah Weinswig was appointed as a member of our Board on January 24, 2018. She is a Managing Director of Funding Global Retail & Technology (“FGRT”), the think tank for the Hong Kong-based Fung Group, since April 2014 where she is responsible for building the team’s research capabilities and providing insights into the disruptive technologies that are reshaping today’s global retail landscape. Prior to leading FGRT, Weinswig served as Chief Customer Officer for Profitect Inc. a predictive analytics and big data software provider. From March 2002 to October 2013, Ms. Weinswig was employed by Citigroup, Inc., most recently where she was Managing Director and Head of the Global Staples & Consumer Discretionary team at Citi Research. Ms. Weinswig also serves as an e-commerce expert for the International Council of Shopping Centers’ Research Task Force and was a founding member of the Oracle Retail Industry Strategy Council. Lastly, she is a member of the Board of Directors of Kiabi (affiliated with the Auchan Group). Ms. Weinswig is a Certified Public Accountant and holds an MBA from the University of Chicago.

Directors’ Qualifications

In furtherance of our corporate governance principles, each of our directors brings unique qualities and qualifications to our Board. We believe that all of our directors have a reputation for honesty, integrity, and adherence to high ethical standards. They each have demonstrated business acumen, leadership and an ability to exercise sound judgment, as well as a commitment to serve the Company and our Board. The following descriptions demonstrate the qualifications of each director:

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

Richard Kirschenbaum has extensive knowledge and experience in the fashion, retail and branded consumer sectors through his extensive career. Mr. Kirschenbaum also bring relationships with various retailers and industry insiders in the consumer products sector.

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

Deborah Weinswig brings thought leadership in the retail and licensing industries, particularly in the areas of sourcing and logistics.

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

Judith Ripka is Chief Design Officer of the Ripka brands for JR Licensing, overseeing design and design direction. Ms. Ripka started her acclaimed career in 1977 and, since its inception, her global brand has become known for its quality and distinctive and refined designs. Both the 18k Gold collection and a Sterling Silver collection are in fine jewelry stores worldwide. Ms. Ripka was a pioneer in interactive television, debuting a collection on QVC in 1996 and more recently on The Shopping Channel in 2014. Among her many milestones, Ms. Ripka was chosen as one of “The Leading Women Entrepreneurs of the World” and received the DeBeer’s Award for Outstanding Jewelry Design, as well as the Accessories Pioneer Award during Women’s Entrepreneurship Day celebration at the United Nations in 2017.

Employment Agreements with Executives

Robert D’Loren

On October 1, 2014, and effective as of September 16, 2014, we entered into a three-year employment agreement with Robert D’Loren for him to serve as our Chief Executive Officer, referred to as the D’Loren Employment Agreement. Additionally, we will use our reasonable best efforts to cause Mr. D’Loren to be nominated to our board of directors and to serve as our Chairman of the board of directors during the term of the agreement. Following the initial three-year term, the agreement automatically renewed for a one-year term and will be automatically renewed for one year terms thereafter unless either party gives written notice of intent to terminate at least 90 days prior to the termination of the then current term. Under the D’Loren Employment Agreement, Mr. D’Loren’s annual base salary was $826,500 per annum. The D’Loren Employment Agreement was further amended on April 26, 2017 to increase Mr. D’Loren’s base salary to $885,500 per annum, effective April 1, 2017. Mr. D’Loren’s base salary will be reviewed at least annually and the board of directors or the compensation committee may approve increases (but not decreases) from time to time. . Mr. D’Loren receives an allowance for an automobile appropriate for his level of position and we pay (in addition to monthly lease or other payments) all of the related expenses for gasoline, insurance, maintenance, repairs or any other costs with Mr. D’Loren’s automobile.

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

James Haran

On October 1, 2014, and effective as of September 16, 2014, we entered into a two-year employment agreement with James Haran for him to serve as our Chief Financial Officer, referred to as the Haran Employment Agreement. Following the initial two-year term, the agreement automatically renewed for a one-year term and will be automatically renewed for one-year terms thereafter unless either party gives written notice of intent to terminate at least 30 days prior to the expiration of the then current term. Under the Haran Employment Agreement, Mr. Haran’s annual base salary was $340,500 per annum. On April 26, 2017, Mr. Haran’s Employment Agreement was amended to increase Mr. Haran’s base salary to $366,000 per annum, effective April 1, 2017. Mr. Haran’s base salary shall be reviewed at least annually and the board of directors or the compensation committee may approve increases (but not decreases) from time to time. In addition, Mr. Haran receives a car allowance of $1,500 per month.

Bonus

Mr. Haran is eligible for a performance cash bonus of up to $30,000 based upon the following: 50% of the $30,000 cash bonus will be paid to Mr. Haran if we achieve at least 70% of our budgeted EBITDA and 100% of the $30,000 cash bonus will be paid to Mr. Haran if we achieve at least 90% of our budgeted EBITDA. In addition, provided Mr. Haran is employed in good standing each June 30th, Mr. Haran shall be awarded a $30,000 cash bonus commencing June 30, 2015 and paid to Mr. Haran within 30 days of June 30th of each year.

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

Seth Burroughs

On October 1, 2014, and effective as of September 16, 2014, we entered into a two-year employment agreement with Seth Burroughs for him to serve as our Executive Vice President – Business Development and Treasury, referred to as the Burroughs Employment Agreement. Following the initial two-year term, the agreement automatically renewed for a one-year term and will be automatically renewed for one-year terms thereafter unless either party gives written notice of intent to terminate at least 30 days prior to the expiration of the then current term. Under the Burroughs Employment Agreement, Mr. Burroughs’ base salary was $316,800 per annum. On April 26, 2017, the Burroughs’ Employment Agreement was amended to increase Mr. Burroughs’ base salary to $346,000 per annum, effective April 1, 2017. The board of directors or the compensation committee may approve increases (but not decreases) from time to time. Following the initial two-year term, the base salary shall be reviewed at least annually.

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

Giuseppe Falco

On January 24, 2017, and effective as of January 1, 2017, we entered into a three-year employment agreement with Giuseppe Falco for him to serve as our Chief Merchant of the Company and Brand President, referred to as the Falco Employment Agreement. Following the initial three-year term, the agreement will be automatically renewed for an additional two-year period, unless either party gives written notice of intent to terminate at least 30 days prior to the expiration of the then current term. Under the Falco Employment Agreement, Mr. Falco’s base salary is $550,000, $625,000, and $700,000 per annum for the years ending December 31, 2017, 2018, and 2019, respectively. Pursuant to Mr. Falco’s prior employment agreement, Mr. Falco’s annual base salary was $415,600 during 2016.

Under the Falco Employment Agreement, Mr. Falco was awarded an option to purchase 500,000 shares of our common stock at an exercise price of $5.00 per share. The option vested as to 100,000 shares on January 1, 2018 and vests as to an additional 100,000 shares on each of January 1, 2019, 2020, 2021 and 2022, provided that Mr. Falco remains an employee of the Company or is otherwise providing services to the Company on such date, and expires as to each 100,000 shares on the five-year anniversary of the respective vesting date.

Bonus

Mr. Falco is eligible for a cash bonus of up to $450,000, $375,000, and $300,000 for the fiscal years ending December 31, 2017, 2018, and 2019, respectively. The cash bonus for each respective fiscal year shall be payable at 50% of the maximum if we achieve at least 70% of our budgeted EBITDA (as defined in the Falco Employment Agreement) for such fiscal year, and at 100% of the maximum if we achieve at least 90% of our budgeted EBITDA for such fiscal year.

Pursuant to Mr. Falco’s prior Employment Agreement for 2016, Mr. Falco was eligible for a cash bonus of up to $75,000 based upon targets established by the Company’s Compensation Committee each year for (a) Adjusted EBITDA (as defined in the prior Employment Agreement), (b) direct response television revenue and (c) other license revenues, (each a “Cash Bonus Target”). Mr. Falco may earn up to one-third (1/3) of the aggregate cash bonus with respect to each Cash Bonus Target.

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

Independence of the Board of Directors

The board has determined that Messrs. Howard Liebman, Michael R. Francis, Mark DiSanto, and Richard Kischenbaum, and Ms. Weinswig meet the director independence requirements under the applicable listing rule of the NASDAQ Stock Market LLC (“NASDAQ”).  Each current member of the Audit Committee, Compensation Committee, and Nominating Committee is independent and meets the applicable rules and regulations regarding independence for such committee, including those set forth in the applicable NASDAQ rules, and each member is free of any relationship that would interfere with his individual exercise of independent judgment.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, based solely on a review of Forms 3 and 4 and any amendments thereto furnished to our Company pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, all Section 16(a) filing requirements applicable to our officers, directors, and beneficial owners of more than 10% of our equity securities were timely filed except that each of Hilco Trading and its majority owner, Mr. Bruce Hecktman and each of our officers and directors, other than Edward Jones, did not timely file a Form 4 for one transaction, and Mr. Jones did not timely file a Form 4 for two transactions during the fiscal year ended December 31, 2017.

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

The following table sets forth information regarding all cash and non-cash compensation earned, during the years ended December 31, 2017 and 2016, by our principal executive officer and our two other most highly compensated executive officers, which we refer to collectively as the named executive officers, for services in all capacities to the Company:

Summary Compensation Table

Name	Title	Year	Salary	Bonus (1)	Stock Awards (2)(4)	Option Awards (3)(5)	All Other Compensation		Total
Robert D’Loren	CEO and	2017	$873,000	$977,386	$-	$-	$19,706	(6)	$1,870,092
	Chairman	2016	832,733	939,583	641,062	1,317,898	7,954		3,739,230

James Haran	CFO	2017	359,625	45,000	-	-	6,103		410,728
		2016	340,500	60,000	137,367	282,395	6,238		826,500

Giuseppe Falco	President and	2017	550,000	37,500	-	637,555	-		1,225,055
	COO	2016	415,600	75,000	-	298,093	-		788,693

(1)	Bonuses were paid in accordance with the executives’ respective employment agreements. See “Employment Agreements with Executives” in Item 10.

(2)	The dollar amounts shown represent the grant date fair value of restricted stock awards granted during the applicable fiscal year calculated in accordance with ASC Topic 718.

(3)	The dollar amounts shown represent the grant date fair value of stock option awards granted during the applicable fiscal year calculated in accordance with ASC Topic 718.

(4)	On March 31, 2016, Messrs. D’Loren and Haran were awarded 110,528 and 23,684 shares of restricted stock, respectively. The shares of restricted stock vest evenly over three years, whereby one-third shall vest on each of March 31, 2017, March 31, 2018, and March 31, 2019; provided, however, that each such grantee has the right to extend the vesting date by six-month increments, in his sole discretion, prior to the date the restrictions would lapse. As of December 31, 2017, 36,843 and 7,895 of these shares have vested for Messrs. D’Loren and Haran, respectively. The grant date fair value of the shares was $5.80 per share.

(5)	On January 24, 2017, Mr. Giuseppe Falco was granted options to purchase 500,000 shares of common stock. The exercise price of the options is $5.00 per share, whereby one-fifth of the options vested on January 1, 2018 and an additional one fifth of the options shall vest on each January 1, 2019, 2020, 2021, and 2022, respectively. As of December 31, 2017, none of these options have vested.

On March 31, 2016, Messrs. D’Loren, Haran, and Falco were granted options to purchase 884,220, 189,468, and 200,000 shares of common stock, respectively. The exercise price of the options is $5.80 per share, and one-third of the options shall vest on each of March 31, 2017, March 31, 2018, and March 31, 2019. As of December 31, 2017, of these options 294,740, 63,156, and 66,667 have vested for Messrs. D’Loren, Haran, and Falco, respectively.

(6)	Amount refers as to $11,559 to company’s paid taxable miscellaneous reimbursements, as to $5,298 to auto reimbursements, and as to $2,849 to gym membership reimbursements.

Outstanding Equity Awards as of December 31, 2017

		Options and Warrant Awards							Stock Awards
Name	Title	Number of Securities Underlying Unexercised Options & Warrants, Exercisable		Number of Securities Underlying Unexercised Options & Warrants, Unexercisable		Exercise Price	Option or Warrant Expiration Date		Number of Shares of Stock that Have Not Vested		Market Value of Shares of Stock that Have Not Vested
Robert D’Loren	CEO, Chairman	239,250	(1)	-		$5.00	9/29/2021
		294,740		589,480	(3)	$5.80	3/31/2021
									691,863	(4)	$2,283,148
James Haran	CFO	49,500	(1)	-		$5.00	9/29/2021
		63,156		126,312	(3)	$5.80	3/31/2021
									129,631	(5)	$427,782
Giuseppe Falco	President, COO	100,000	(1)	-		$5.00	9/29/2021
		66,667		133,333	(3)	$5.80	3/31/2021
		50,000	(2)	-		$7.50	5/15/2019
		-		500,000	(7)	$5.00	Multiple dates	(7)
									195,333	(6)	$644,599

(1)	These options became exercisable on September 29, 2011, the date of grant, and expire on September 29, 2021.

(2)	Of these 50,000 options, 25,000 became exercisable on May 31, 2015 and 25,000 became exercisable on May 31, 2016. These options expire on May 15, 2019.

(3)	These options become exercisable as to one-third of the shares on each of March 31, 2017, 2018, and 2019, and expire on March 31, 2021.

(4)	Such shares vest (i) as to 168,793 shares of common stock, on May 15, 2018; (ii) as to 165,000 shares of common stock, on May 31, 2018; (iii) as to 39,385 shares of common stock, on June 1, 2018; (iv) as to 245,000 shares of common stock, on April 30, 2018; and (v) as to 73,685 shares of common stock, 36,843 shares vest on March 31, 2018, and 36,842 shares vest on March 31, 2019; provided, however, that Mr. D’Loren has the right to extend each vesting date by six-month increments, in his sole discretion, prior to the date the restrictions would lapse.

(5)	Such shares vest (i) as to 36,342 shares of common stock, on May 15, 2018; (ii) as to 25,000 shares of common stock, on May 31, 2018; (iii) as to 52,500 shares of common stock, on April 30, 2018; and (iv) as to 15,789 shares of common stock, 7,895 shares vest on March 31, 2018, and 7,894 shares vest on March 31, 2019; provided, however, that Mr. Haran has the right to extend each vesting date by six-month increments, in his sole discretion, prior to the date the restrictions would lapse.

(6)	Such shares vest (i) as to 77,500 shares of common stock, on March 31, 2018; (ii) as to 37,500 shares of common stock, on May 15, 2018; (iii) as to 30,333 shares of common stock, on June 1, 2018; and (iv) as to 50,000 shares of common stock, on April 30, 2018; provided, however, that Mr. Falco has the right to extend each vesting date by six-month increments, in his sole discretion, prior to the date the restrictions would lapse.

(7)	These options became exercisable as to one-fifth of the shares on January 1, 2018 and shall become exercisable as to an additional one-fifth of the shares on each of January 1, 2019, 2020, 2021 and 2022, and expire at the five-year anniversary of each vesting date for each individual one-fifth tranche.

Director Compensation

We pay our non-employee directors $3,000 for each board of directors and committee meeting attended, up to a maximum of $12,000 per year for board of directors’ meetings and up to a maximum of $12,000 per year for committee meetings, except that the chairman of each committee receives $4,000 for each such committee meeting attended, up to a maximum of $16,000 per year.

The following table sets forth information with respect to each non-employee director's compensation for the year ended December 31, 2017. The dollar amounts shown for Stock Awards represent the grant date fair value of the restricted stock awards or stock options granted during the fiscal year calculated in accordance with ASC Topic 718.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
Mark DiSanto (1) (2)	$24,000	$21,600	$17,474	$63,074
Michael R. Francis (1) (2)	$21,000	$21,600	$17,474	$60,074
Richard Kirschenbaum	$15,000	$21,600	$17,474	$54,074
Edward Jones, III (1) (2) (3)	$12,000	$21,600	$17,474	$51,074
Howard Liebman (1) (2)	$28,000	$21,600	$17,474	$67,074
Benjamin Malka (1) (2)	$12,000	$21,600	$17,474	$51,074
Deborah Weinswig (4)	$-	$-	$-	$-

(1)	On March 31, 2017, each non-employee director was granted 8,000 shares of restricted stock pursuant to the terms and conditions of the Plan. Such shares of restricted stock will vest evenly over two years, whereby 50% shall vest on March 31, 2018 and 50% shall vest on March 31, 2019. Notwithstanding the foregoing, each grantee may extend the vesting date of all or a portion of the restricted shares by six months and, thereafter one or more times may further extend such date with respect to all or a portion of the restricted shares until the next following September 30 or March 31, as the case may be. The grant date fair value of the shares was $2.70 per share.

(2)	On March 31, 2017, each non-employee director was granted options to purchase 25,000 shares of stock pursuant to the terms and conditions of the Plan. Such options will vest evenly over two years, whereby 50% shall vest on March 31, 2018 and 50% shall vest on March 31, 2019. The exercise price of the options is $2.70 per share.

(3)	Edward Jones, III term as a director of the Company ended on October 23, 2017, at the Annual Meeting of Stockholders and he was not re-elected.

(4)	Ms. Weinswig was appointed to serve as a director in January 2018 and, accordingly, she did not receive compensation for serving as director in 2017.

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

The following table lists, as of March 9, 2018, the number of shares of common stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each named executive officer and director of the Company, and (iii) all officers and directors as a group.  Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose of or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power. Unless otherwise indicated, the address for such person is c/o Xcel Brands, Inc., 1333 Broadway, 10th Floor, New York, New York 10018.

The percentages below are calculated based on 18,318,961 shares of common stock issued and outstanding as of March 9, 2018.

Name and Address	Number of Shares of Common Stock Beneficially Owned	Percent Beneficially Owned
Named executive officers and directors:
Robert D’Loren (1)	9,390,497	47.90%
James Haran (2)	530,664	2.88
Giuseppe Falco (3)	470,578	2.54
Seth Burroughs (4)	447,048	2.43
Richard Kirschenbaum (5)	28,500	*
Howard Liebman (6)	85,665	*
Benjamin Malka (7)	163,500	*
Mark DiSanto (8)	1,476,484	7.99
Michael R. Francis (9)	103,500	*
Deborah Weinswig (10)	-	*

All directors and executive officers as a group (10 persons)(11)	12,494,911	61.69

5% Shareholders:
Isaac Mizrahi (12)	2,473,325	13.50
Buckingham Capital Management, Inc. (13)	1,850,947	9.72
485 Lexington Avenue, 3rd Floor, New York, NY 10017
Hilco Trading, LLC (14)	2,316,667	12.21
5 Revere Drive, Suite 206, Northbrook, IL 60062
Burch Acquisition LLC (15)	1,000,000	5.46
840 First Avenue, Suite 200, King of Prussia, PA 19406

* Less than 1%.

(1)	Consists of (i) 741,276 shares held by Mr. D’Loren, (ii) 526,283 shares owned by Irrevocable Trust of Rose Dempsey (or the Irrevocable Trust) of which Mr. D’Loren and Mr. DiSanto are the trustees and as to which Mr. D’Loren has sole voting and dispositive power, (iii) 533,990 shares issuable upon exercise of immediately exercisable options and warrants, (iv) 691,863 restricted shares, (v) 2,473,325 shares of common stock (including 800,992 restricted shares) held in the name of Isaac Mizrahi, (vi) 299,139 shares of common stock (including 27,500 restricted shares) held in the name of Marisa Gardini, (vii) 136,525 other shares of restricted stock and 2,571,429 other shares of common stock as to which holders thereof granted to Mr. D’Loren irrevocable proxy and attorney-in-fact with respect to the shares, and (viii) 666,667 shares and 750,000 shares issuable upon exercise of immediately exercisable warrants to which holders thereof granted to Mr. D’Loren irrevocable proxy and attorney-in-fact with respect to the shares. Pursuant to a voting agreement Mr. Mizrahi and Ms. Gardini agreed to, and pursuant to restricted stock agreements certain grantees agreed to, appoint a person designated by our board of directors as their irrevocable proxy and attorney-in-fact with respect to the shares set forth in clauses (v), (vi) and (vii), respectively. Mr. D’Loren does not have any pecuniary interest in these shares described in clauses (v), (vi) and (vii) and disclaims beneficial ownership thereof. Does not include 326,671 shares and 7,675 shares issuable upon exercise of warrants held by the D’Loren Family Trust (or the Family Trust) of which Mark DiSanto is a trustee and has sole voting and dispositive power.

(2)	Consists of (i) 288,377 shares, (ii) 129,631 restricted shares, and (iii) immediately exercisable options and warrants to purchase 112,656 shares.

(3)	Includes (i) 58,579 shares, (ii) 195,333 restricted shares, and (iii) 216,666 shares issuable upon exercise of immediately exercisable warrants and options. Giuseppe Falco, the President and Chief Operating Officer of the Mizrahi brands, is an executive officer but not a named executive officer.

(4)	Consists of (i) 269,842 shares, (ii) 85,102 restricted shares, and (iii) immediately exercisable options and warrants to purchase 92,104 shares.

(5)	Consists of (i) 4,000 shares, (ii) 12,000 restricted shares, and (iii) immediately exercisable options to purchase 12,500 shares.

(6)	Consists of (i) 36,165 shares, (ii) 12,000 restricted shares, and (iii) immediately exercisable options to purchase 37,500 shares.

(7)	Consists of (i) 39,000 shares, (ii) 12,000 restricted shares, and (iii) immediately exercisable options and warrants to purchase 112,500 shares.

(8)	Consists of (i) 326,671 shares and 7,675 shares issuable upon exercise of warrants that have vested held by the D’Loren Family Trust, of which Mark DiSanto is trustee and has sole voting and dispositive power over the shares held by the D’Loren Family Trust, (ii) 924,085 shares held by Mark X. DiSanto Investment Trust, of which Mark DiSanto is trustee and has sole voting and dispositive power over the shares held by the Trust, (iii) 12,000 restricted shares, (iv) 146,053 shares issuable upon exercise of warrants and options that have vested, and (v) 60,000 shares held by other trusts, of which Mark DiSanto is trustee and has sole voting and dispositive power over the shares held by the trusts.

(9)	Includes (i) 54,000 shares, (ii) 37,000 restricted shares and (ii) immediately exercisable options to purchase 12,500 shares.

(10)	Ms. Weinswig was appointed to the Board on January 24, 2018 and, as such, she has not been awarded any shares of common stock as of the reference date indicated above.

(11)	Includes (i) 3,328,278 shares, (ii) 1,186,929 restricted shares, (iii) 438,750 shares issuable upon exercise of warrants that are currently exercisable, (iv) 745,394 shares issuable upon exercise of options that are currently exercisable, (v) 6,045,560 other shares of common stock as to which holders thereof granted to Mr. D’Loren irrevocable proxy and attorney-in-fact with respect to the shares, and (vi) 750,000 shares issuable upon exercise of immediately exercisable warrants to which holders thereof granted to Mr. D’Loren irrevocable proxy and attorney-in-fact with respect to the shares.

(12)	Consists of (i) 1,689,575 shares and (ii) 783,750 restricted shares.

(13)	Based solely on a Schedule 13G/A filed on Feburary 12, 2018 by Buckingham Capital Management, Inc.

(14)	The H Company IP, LLC, or HIP, directly owns 1,000,000 shares of common stock, which we refer to as the H Company Shares. House of Halston, LLC, or Halston, is the parent company of HIP and may be deemed to share beneficial ownership of the H Company Shares by virtue of its ability to direct the business and investment decisions of HIP. The H Investment Company, LLC, or H Investment, in its capacity as the controlling member of Halston, has the ability to direct the investment decisions of Halston, including the power to direct the decisions of Halston regarding the disposition of the H Company Shares; therefore, H Investment may be deemed to beneficially own the H Company Shares. Hilco Brands, LLC, or Hilco Brands, in its capacity as a member of the Board of Managers of H Investment, has the ability to direct the management of H Investment’s business, including the power to direct the decisions of H Investment regarding the voting and disposition of the H Company Shares; therefore, Hilco Brands may be deemed to have indirect beneficial ownership of the H Company Shares. Hilco Trading, LLC, or Hilco Trading, is the parent company of Hilco Brands and may be deemed to share beneficial ownership of the H Company Shares by virtue of its ability to direct the business and investment decisions of Hilco Brands. Hilco Trading also directly owns 1,316,667 shares of our common stock, which we refer to as the Hilco Shares, of which 666,667 shares are outstanding and 650,000 shares are issuable upon exercise of a warrant that is currently exercisable. By virtue of the relationship described above and its direct ownership of the Hilco Shares, Hilco Trading beneficially owns 2,316,667 shares of our common stock. Jeffrey Bruce Hecktman is the majority owner of Hilco Trading and may be deemed to share beneficial ownership of the H Company Shares and the Hilco Shares by virtue of his ability to direct the business and investment decisions of Hilco Trading. By virtue of this relationship, Mr. Hecktman may be deemed to have indirect beneficial ownership of 2,316,667 shares of our common stock.

(15)	Consists of 1,000,000 shares of common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Edward Jones, III

During the Current Year and Prior Year, Edward Jones, III, a director of the Company from October 2011 to October 2017, performed consulting services for and received compensation from a certain licensee of the Company. Under the terms of the Company’s agreement with this certain licensee, the licensee may supply the Company’s branded products to the Company’s other licensees. Under the terms of the Company’s separate pre-existing agreements with other licensees, the Company would earn royalties on the sales of such branded products sold to end customers.

On January 31, 2017, the Company entered into a two-year consulting agreement (the “QTR Consulting Agreement”) with Jones Texas, Inc. (“JTI”), whose controlling shareholder is Edward Jones, III, pursuant to which JTI caused Mr. Jones to provide consulting services in connection with the Company’s Fast-to-Market production platform program and other projects. Pursuant to the QTR Consulting Agreement, the Company issued an aggregate of 50,000 shares of common stock to JTI, of which 25,000 shares vested immediately, and 25,000 shares vested on January 31, 2018. On June 18, 2017, based upon meeting certain performance targets relating to the Company’s short-lead production platform business as provided in the January 31, 2017 QTR Consulting Agreement, the Company issued an additional 28,334 shares of common stock to JTI, of which 14,167 shares vested immediately, resulting in the recognition of compensation expense of $79,000, and the remaining 14,167 shares vested on January 31, 2018. The Company also paid JTI a cash consulting fee of $75,000 on January 30, 2017 and an additional cash consulting fee of $75,000 on April 28, 2017 relating to other projects. As of December 31, 2017, there was no additional compensation owed to JTI.

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

On December 12, 2016, the Company entered into another license agreement for the H Halston Brand with Dillard’s Inc and affiliates (the “Dillard’s License”, and together with the L&T License, the “DRT Licenses”).

We are negotiating proposed new arrangements and are operating under those terms as an at-will license as set forth below:

•	The HIP Trademark Usage and Royalty Participation Agreement, has an initial term that expires on December 31, 2020 unless sooner terminated or renewed, and we shall pay to HIP: (i) 50% of the excess H Halston Royalty paid to us under the DRT Licenses and any other third party licenses that we may enter into; (ii) 25% of the excess developed brand royalty paid to us for the Highline Collective Brand under the DRT Licenses, and 20% of the excess developed brand royalty paid to us for any subsequent developed brand under the DRT Licenses, and (iii) 10% of the excess private label brand royalty paid to us under the DRT Licenses and during the first term only of the DRT Licenses. Additionally, we have the right, but not the obligation, at any time after January 31, 2023, to terminate the obligations under points (ii) and (iii) above by paying to HIP an amount equal to four times the sum of the developed brand credits and private label credits for the contract year ending on January 31, 2023 (the "Buy Out Payment''). The Buy-Out Payment may be payable by us and at our sole discretion either (a) in cash, or (b) in a number of common shares of Xcel calculated based on the amount of the Buy-Out Payment divided by the average closing price for common shares of Xcel on a national exchange for the preceding five trading days, subject to a minimum price for common shares of Xcel of $7.00 per common share. Once effective, it will terminate and replace the HIP Sublicense Agreement.

•	A license and supply agreement with the Halston Operating Company, LLC (“HOC”), a subsidiary of HOH, with an initial term ending on January 31, 2022, subject to renewal. Under the HOC at-will license and supply agreement, HOC shall provide licensed products for sale to pre-approved retailers, including HBC and Dillard’s, and shall also be responsible for overseeing the visual merchandising and in-store retail environments for such approved retailers, as well as be responsible for training and oversight of any retail staff responsible for selling the licensed products within HBC and Dillard’s, as reasonably agreed upon between HOC and HBC and Dillard’s. The at-will HOC license and supply agreement provides for, among other things, design fees of $1.2 million for the period from July 1, 2017 through December 31, 2017, subsequent design fees of $2.4 million for the contractual yearly periods ending on January 31, 2019, and on December 31, 2020, 2021, and 2022, respectively, and sales-based royalties on the categories of products licensed under the agreement and the contractual year of payment. Once effective, it will terminate and replace the HIP License Agreement.

HOH has also entered into an arrangement with another licensee of the Company to supply Halston-branded apparel for the subsequent sale of such product to end customers. Under the Company’s separate pre-existing licensing agreements in place with the aforementioned other licensee and with HIP as described above, the Company earns royalties on the sales of such Halston-branded products.

In addition, we entered into an arrangement with HOC whereby HOC pays us a license fee for branded products related to categories not included in the HOC license and supply agreement.

As of December 31, 2017, the Company had recorded approximately $1.4 million of revenue from HOC and had a receivable balance of approximately $0.8 million due from HOC. In addition, the Company recorded $9,000 and $119,000 of HIP fees (as a reduction to net revenue) for the Current Year and the Prior Year, respectively.

In December 2017, the Company had a prepaid balance of $0.2 million to HIP to be applied against future fees due to HIP, which is recorded as a prepaid in non-current assets as of December 31, 2017.

Item 14.	Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed or to be billed for professional services rendered by our Independent Registered Public Accounting Firm, CohnReznick LLP, for the audit of our annual consolidated financial statements, review of our consolidated financial statements included in our quarterly reports, and other fees that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements for the years ended December 31, 2017 and 2016 were approximately $274,000 and $270,000, respectively.

Audit-Related Fees

There were approximately $23,000 billed by our Independent Registered Public Accounting Firm for audit-related fees for the fiscal year ended December 31, 2017.  There were no fees billed for audit-related services for the fiscal years ended December 31, 2016.

Tax Fees

There were no fees billed for professional services rendered by our Independent Registered Public Accounting Firm for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2017 and 2016.

All Other Fees

There were no fees billed for non-audit services by our Independent Registered Public Accounting Firm for the fiscal years ended December 31, 2017 and 2016.

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

Item 15.	Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Xcel Brands, Inc.(21)

3.2	Third Restated and Amended Bylaws of Xcel Brands, Inc.(22)

4.1	Third Amended and Restated Equity Incentive Plan and Forms of Award Agreements (15)

4.2	Form of Investor Warrant issued in connection with the private placement consummated on September 29, 2011(1)

4.4	Form of Executive Warrant(1)

4.5	Warrant issued to Joe Falco dated September 29, 2011(1)

4.6	Warrant issued to Great American Life Insurance Company dated September 29, 2011(1)

4.7	Warrant issued to Great American Insurance Company dated September 29, 2011(1)

4.8	Rights Agreement by and among Xcel Brands, Inc., Great American Life Insurance Company and Great American Insurance Company, dated September 29, 2011(1)

4.9	Form of Warrant issued in the June 5, 2013 private placement(3)

4.10	Warrant issued to Hilco Trading LLC dated December 23, 2014(10)

9.1	Amended and Restated Voting Agreement between Xcel Brands, Inc. and IM Ready-Made, LLC, dated as of December 24, 2011(5)

9.2	Voting Agreement between Xcel Brands, Inc. and Judith Ripka Berk, dated as of April 1, 2014(7)

9.3	Voting Agreement dated as of December 22, 2014 by and between Xcel Brands, Inc. and H Company IP, LLC(9)

9.4	Voting Agreement dated as of December 22, 2014 by and between Xcel Brands, Inc. and Hilco Trading, LLC(9)

10.1+	Asset Purchase Agreement by and among Xcel Brands, Inc., IM Brands, LLC, IM Ready-Made, LLC, Isaac Mizrahi and Marisa Gardini, dated as of May 19, 2011, as amended on July 28, 2011, as amended on September 15, 2011, as amended on September 21, 2011, and as amended on September 29, 2011(1)

10.2	Subordinated Promissory Note between Xcel Brands, Inc. and IM Ready-Made, LLC, dated September 19, 2016 (16)

10.3*	Second Amended and Restated Agreement and Consent to Assignment by and among QVC, Inc., IM Brands, LLC, IM Ready-Made, LLC, Xcel Brands, Inc. and Isaac Mizrahi, dated September 28, 2011(2)

Exhibit Number	Description

10.4	Assignment and Assumption, New York Landlord Consent by and among Adler Holdings III, LLC, IM Ready-Made, LLC and Xcel Brands, Inc., dated September 29, 2011, and Guaranty by IM Brands, Inc., dated September 29, 2011(1)

10.5+	Agreement of Merger and Plan Reorganization by and among NetFabric Holdings, Inc., NetFabric Acquisition Corp., and Xcel Brands, Inc., dated September 29, 2011(1)

10.6	Employment Agreement entered into with Isaac Mizrahi, dated December 24, 2013(5)

10.7	First Amendment to Employment Agreement entered into with Isaac Mizrahi made as of December 2, 2015(12)

10.8*	Amendment No. 1 to Second Amended and Restated Agreement and Consent to Assignment by and among QVC, Inc., IM Brands, LLC, IM Ready-Made, LLC, Xcel Brands, Inc. and Isaac Mizrahi, dated September 28, 2011.(4)

10.9	Second Amended and Restated Employment Agreement between the Company and Robert D’Loren.(8)

10.10	Second Amended and Restated Employment Agreement between the Company and James Haran.(8)

10.11	Second Amended and Restated Employment Agreement between the Company and Seth Burroughs.(8)

10.12	Employment Agreement dated January 24, 2017 by and between the Company and Giuseppe Falco.(18)

10.13	Amended and Restated Fifth Amendment, entered into as of March 14, 2014 and effective as of December 24, 2013, to the Asset Purchase Agreement filed as Exhibit 10.1.(6)

10.14	Employment Agreement entered into with Judith Ripka Berk as of April 1, 2014.(7)

10.15+	Asset Purchase Agreement by and among Xcel Brands, Inc., JR Licensing, LLC, Judith Ripka Creations, Inc., Judith Ripka Companies Inc., Judith Ripka Designs, LTD, JSB Marketing Corp. and Judith Ripka Berk entered into as of April 1, 2014 (7)

10.16	Asset Purchase Agreement by and among Xcel Brands, Inc., H. Licensing, LLC and H Company IP LLC and House of Halston, LLC entered into on December 22, 2014 (9)

10.17	Sublease Agreement, dated as of July 8, 2015, by and between Xcel Brands, Inc. and GBG USA Inc. (11)

10.18	Amended and Restated Loan and Security Agreement by and among Bank Hapoalim B.M., as agent, the financial institution party thereto as lenders, Xcel Brands, Inc. and IM Brands, LLC, JR Licensing, LLC, H Licensing, LLC, C Wonder Licensing LLC, Xcel Design Group, LLC, IMNY Retail Management. LLC. IMNY E-Store USA, LLC, as guarantors (13)

10.19	Consulting Agreement entered into as of January 31, 2017 between Jones, Texas, Inc. and the Company (19)

10.20	Amendment No. 1 and waiver to Amended and Restated Loan and Security Agreement(17).

10.21	Amendment No. 1 dated April 26, 2017 and effective as of April 1, 2017 to Amended and Restated Employment Agreement dated as of October 1, 2014 between the Company and Robert W. D’Loren.(20)

10.22	Amendment No. 2 dated April 26, 2017 and effective as of April 1, 2017 to Amended and Restated Employment Agreement dated as of October 1, 2017 between the Company and James F. Haran(20).

10.23	Amendment No. 1 dated April 26, 2017 and effective as of April 1, 2017 to Amended and Restated Employment Agreement dated as of October 1, 2014 between the Company and Seth Burroughs(20).

Exhibit Number	Description

21.1	Subsidiaries of the Registrant(23)

23.1	Consent of Independent Registered Public Accounting Firm(23)

31(i).1	Rule 13a-14(a)/15d-14(a) Certification (CEO) (23)

31(i).2	Rule 13a-14(a)/15d-14(a) Certification (CFO) (23)

32(i).1	Section 1350 Certification (CEO) (23)

32(i).2	Section 1350 Certification (CEO) (23)

101.INS	XBRL Instance Document(23)

101.SCH	XBRL Taxonomy Schema(23)

101.CAL	XBRL Taxonomy Calculation Linkbase(23)

101.DEF	XBRL Taxonomy Definition Linkbase(23)

101.LAB	XBRL Taxonomy Label Linkbase(23)

101.PRE	XBRL Taxonomy Presentation Linkbase(23)

(1)	This Exhibit is incorporated by reference to the appropriate exhibit to the Current Report on Form 8-K, which was filed with the SEC on October 5, 2011.

(2)	This Exhibit is incorporated by reference to the appropriate exhibit to the Current Report filed on Form 8-K/A, which was filed with the SEC on February 7, 2012.

(3)	This Exhibit is incorporated by reference to the appropriate exhibit to the Current Report on Form 8-K, which was filed with the SEC on June 7, 2013.

(4)	This Exhibit is incorporated by reference to the appropriate exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, which was filed with the SEC on August 13, 2013.

(5)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on December 24, 2013.

(6)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on March 20, 2014.

(7)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on April 9, 2014.

(8)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on October 3, 2014.

(9)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on December 24, 2014.

(10)	This Exhibit is incorporated by reference to the appropriate exhibit to the Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 31, 2015

(11)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on July 14, 2015.

(12)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on December 17, 2015.

(13)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on March 3, 2016.

(14)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 17, 2016.

(15)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Definitive Proxy Statement on Form 14A, which was filed with the SEC on August 15, 2016.

(16)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on September 23, 2016.

(17)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on form 8-K, which was filed with the SEC on March 1, 2017.

(18)	This Exhibit is incorporated by reference to the Current Report on Form 8-K, which was filed with the SEC on January 26, 2017.

(19)	This exhibit is incorporated by reference to the Registration Statement on Form S-3 (N. 333-216009), which was filed with the SEC on February 3, 2017.

(20)	This Exhibit is incorporated by reference to the Current Report on Form 8-K, which was filed with the SEC on May 1, 2017.

(21)	This Exhibit is incorporated by reference to the Current Report on Form 8-K, which was filed with the SEC on October 24, 2017.

(22)	This Exhibit is incorporated by reference to the Current Report on Form 8-K, which was filed with the SEC on December 8, 2017.

(23)	Filed herewith.

*	Portions of this exhibit have been omitted pursuant to a Request for Confidential Treatment and filed separately with the SEC. Such portions are designated “***”.

+	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Xcel Brands, Inc. hereby undertakes to furnish supplementally to the SEC copies of any of the omitted schedules and exhibits upon request by the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2018	/s/ Robert W. D’Loren
Robert W. D’Loren, Chairman, President,
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title
/s/ Robert W. D’Loren	Chief Executive Officer and Chairman	March 30, 2018
Robert W. D’Loren	(Principal Executive Officer)

/s/ James Haran	Chief Financial Officer	March 30, 2018
James Haran	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael R. Francis	Director	March 30, 2018
Michael R. Francis

/s/ Benjamin Malka	Director	March 30, 2018
Benjamin Malka

Director
Mark DiSanto

/s/ Richard Kirschenbaum	Director	March 30, 2018
Richard Kirschenbaum

/s/ Howard Liebman	Director	March 30, 2018
Howard Liebman

Director
Deborah Weinswig

