Form 10-Q
period 2018-03-31
XCel Brands, Inc.
filed 2018-05-15
CIK 1083220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of May 7, 2018, there were 18,259,262 shares of common stock, $.001 par value per share, of the issuer outstanding.

XCEL BRANDS, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
	(Unaudited)	(Note 1)
Assets
Current Assets:
Cash and cash equivalents	$8,896	$10,185
Accounts receivable, net	9,328	8,528
Prepaid expenses and other current assets	658	592
Total current assets	18,882	19,305
Property and equipment, net	3,290	2,376
Trademarks and other intangibles, net	109,837	110,120
Restricted cash	1,509	1,509
Other assets	1,696	1,708
Total non-current assets	116,332	115,713

Total Assets	$135,214	$135,018

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$1,553	$1,260
Accrued payroll	2,253	2,270
Deferred revenue	24	16
Current portion of long-term debt	5,475	5,459
Current portion of long-term debt, contingent obligations	100	100
Total current liabilities	9,405	9,105
Long-Term Liabilities:
Long-term debt, less current portion	17,696	19,389
Deferred tax liabilities, net	6,801	6,375
Other long-term liabilities	2,420	2,455
Total long-term liabilities	26,917	28,219
Total Liabilities	36,322	37,324

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares authorized at March 31, 2018 and December 31, 2017, respectively, and 18,367,149 and 18,318,961 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	18	18
Paid-in capital	99,695	98,997
Accumulated deficit	(821)	(1,321)
Total Stockholders' Equity	98,892	97,694

Total Liabilities and Stockholders' Equity	$135,214	$135,018

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Three Months
	Ended March 31,
	2018	2017

Net licensing revenue	$8,481	$8,430
Sales	285	-
Total revenue	8,766	8,430
Cost of goods sold (sales)	180	-
Net revenue	8,586	8,430

Operating costs and expenses
Salaries, benefits and employment taxes	4,425	4,367
Other design and marketing costs	738	871
Other selling, general and administrative expenses	1,293	1,280
Stock-based compensation	507	1,083
Depreciation and amortization	411	394
Total operating costs and expenses	7,374	7,995

Operating income	1,212	435

Interest and finance expense
Interest expense - term debt	248	328
Other interest and finance charges	38	50
Total interest and finance expense	286	378

Income before income taxes	926	57

Income tax provision	426	456

Net income (loss)	$500	$(399)

Basic net income (loss) per share	$0.03	$(0.02)

Diluted net income (loss) per share	$0.03	$(0.02)

Basic weighted average common shares outstanding	18,333,912	18,674,943
Diluted weighted average common shares outstanding	18,716,802	18,674,973

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months Ended March 31,
	2018	2017

Cash flows from operating activities
Net income (loss)	$500	$(399)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	411	394
Amortization of deferred finance costs	44	50
Stock-based compensation	507	1,083
Amortization of note discount	10	9
Deferred income tax provision	426	456
Changes in operating assets and liabilities:
Accounts receivable	(800)	(1,737)
Prepaid expenses and other assets	(59)	(83)
Accounts payable, accrued expenses and other current liabilities	557	(647)
Deferred revenue	8	(159)
Other liabilities	(35)	21
Net cash provided by (used) in operating activities	1,569	(1,012)

Cash flows from investing activities
Cost to acquire intangible assets	-	(18)
Purchase of property and equipment	(1,043)	(135)
Net cash used in investing activities	(1,043)	(153)

Cash flows from financing activities
Shares repurchased including vested restricted stock in exchange for withholding taxes	(90)	(795)
Payment of deferred finance costs	-	(7)
Payment of long-term debt	(1,725)	(1,959)
Net cash used in financing activities	(1,815)	(2,761)

Net decrease in cash, cash equivalents and restricted cash	(1,289)	(3,926)

Cash, cash equivalents, and restricted cash at beginning of period	11,694	15,636

Cash, cash equivalents, and restricted cash at end of period	$10,405	$11,710

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$8,896	$10,201
Restricted cash	1,509	1,509
Total cash, cash equivalents, and restricted cash	$10,405	$11,710

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$8	$110
Cash paid during the period for interest	$276	$370

See Notes to Unaudited Condensed Consolidated Financial Statements.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

1.	Nature of Operations, Background, and Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2017 (which has been derived from audited financial statements) and the unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the United States Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited consolidated financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations, financial position, and cash flows of Xcel Brands, Inc. (“Xcel”) and its subsidiaries (the “Company”). The results of operations for the interim periods presented herein are not necessarily indicative of the results for the entire fiscal year or for any future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 30, 2018.

The Company is a consumer products company. It is engaged in the design, production, licensing, marketing, and direct-to-consumer sales of branded apparel, footwear, accessories, jewelry, home goods, and other consumer products, and the acquisition of dynamic consumer lifestyle brands. The Company has developed a Fast-to-Market capability driven by its proprietary integrated technology platform. Currently, the Company’s brand portfolio consists of the Isaac Mizrahi brand (the "Isaac Mizrahi Brand"), the Judith Ripka brand (the “Ripka Brand”), the H by Halston and H Halston brands (collectively, the “H Halston Brands”), the C Wonder brand (the “C Wonder Brand”), and the Highline Collective brand

The Company licenses its brands to third parties, provides certain design, production, and marketing and distribution services, and generates licensing, design, and service fee revenues through contractual arrangements with manufacturers and retailers. This includes licensing its own brands for promotion and distribution through a ubiquitous-channel retail sales strategy, which includes distribution through interactive television, the internet, and traditional brick-and-mortar retail channels.

Commencing this quarter, the Company separately presents in the Condensed Consolidated Statements of Operations sales and cost of goods sold relating to its jewelry wholesale and e-commerce operations. We had no ending inventory as of March 31, 2018 as all inventory is currently on consignment from our suppliers.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services, or enters into contracts for the transfer of nonfinancial assets, and supersedes the current revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The core principle of ASU 2014-09 is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, requires greater use of judgment and estimates than under the current guidance. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date (“ASU 2015-14”), which deferred the implementation of ASU 2014-09 by one year. Under such deferral, the adoption of ASU 2014-09 became effective for us on January 1, 2018, including interim periods within that reporting period. The Company adopted ASU 2014-09 under the modified retrospective adoption method effective January 1, 2018, by applying the new guidance only to contracts that were not completed at the date of initial application. The Company’s evaluation of the impact of the adoption of ASU 2014-09 on its consolidated financial statements included the identification of revenue within the scope of the guidance and the evaluation of applicable revenue contracts. The Company performed an extensive analysis of its existing contracts with customers and its revenue recognition policies and determined that the adoption of ASU 2014-09 did not result in material differences from the Company’s prior revenue recognition policies. In addition, the adoption of ASU 2014-09 did not result in material differences in the amount of revenue recognized in the current quarter when compared to the amount of revenue that would have been recognized in the current quarter under the old guidance. The Company recognizes revenue continuously over time as it satisfies its continuous obligation of granting access to its licensed intellectual properties, which are deemed symbolic intellectual properties under the new revenue guidance. Payments are typically due after sales have occurred and have been reported by the licensees or, whereas applicable, in accordance with minimum guaranteed payments provisions. The timing of performance obligations is typically consistent with the timing of payments, however there may be differences if contracts provide for advances or significant escalations of contractually guaranteed minimum payments. There were no such differences that would have a material impact on our balance sheet at March 31, 2018 or December 31, 2017. In accordance with Accounting Standard Codification (“ASC”) 606-10-55-65, the Company recognizes revenue at the later of when (1) the subsequent sale or usage occurs or (2) the performance obligation to which some or all of the sales- or usage-based royalty has been allocated is satisfied (in whole or in part). More specifically, the Company separately identifies:

(i)	Contracts for which, based on experience, royalties are expected to exceed any applicable minimum guaranteed payments, and to which an output-based measure of progress based on the “right to invoice” practical expedient is applied because the royalties due for each period correlate directly with the value to the customer of the Company’s performance in each period (this approach is identified as “View A” by the FASB Revenue Recognition Transition Resource Group, “TRG”); and

(ii)	Contracts for which revenue is recognized based on minimum guaranteed payments using an appropriate measure of progress, in which minimum guaranteed payments are straight-lined over the term of the contract and recognized ratably based on the passage of time, and to which the royalty recognition constraint to the sales-based royalties in excess of minimum guaranteed is applied and such sales-based royalties are recognized to distinct period only when the minimum guaranteed is exceeded on a cumulative basis (this approach is identified as “View C” by the FASB Revenue Recognition Transition Resource Group, “TRG”).

The Company does not typically perform by transferring goods or services to customers before the customer pays consideration or before payment is due, thus the implementation of ASU 2014-09 did not result in the identification of contract assets in accordance with ASC 606-10-45-3. The Company’s unconditional right to receive consideration based on the terms and conditions of licensing contracts is presented as accounts receivable on the accompanying condensed consolidated balance. The Company typically does not receive consideration in advance of performance and, consequently, amounts of contract liabilities as defined by ASC 606-10-45-2 were not material as of March 31, 2018 and December 31, 2017.

The Company does not disclose the amount attributable to unsatisfied or partially satisfied performance obligations for variable revenue contracts (identified under “View A” above) in accordance with the optional exemption allowed for under ASC 606. The company did not have any revenue recognized in the reporting period from performance obligations satisfied, or partially satisfied, in previous periods. Remaining minimum guaranteed payments for active contracts as of March 31, 2018 are expected to be recognized ratably in accordance with the straight-line criterion over the remaining term of each contract based on the passage of time and through January 2022.

Although the new revenue standard did not result in a material impact on the Company’s ongoing results of operations, the Company did implement changes to its processes and methodologies related to revenue recognition. These included the development of new policies and/or modification of existing policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which provides guidance and clarification regarding the presentation and classification on the statement of cash flows for eight specific cash flow issues. The Company adopted ASU 2016-15 effective January 1, 2018 and the adoption did not have an effect on its consolidated financial statements.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

In May 2017, the FASB issued ASU 2017-09, “Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The Company adopted ASU 2017-09 effective January 1, 2018 and the adoption did not have an effect on its consolidated financial statements.

Other Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”). The core principle of ASU 2016-02 is that an entity should recognize on its balance sheet assets and liabilities arising from a lease. In accordance with that principle, ASU 2016-02 requires that a lessee recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying leased asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on the lease classification as a finance or operating lease. This new accounting guidance is effective for public companies for fiscal years beginning after December 15, 2018 (i.e., calendar years beginning on January 1, 2019), including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements and disclosures.

2.	Trademarks and Other Intangibles

Trademarks and other intangibles, net consist of the following:

		March 31, 2018
($ in thousands)	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks (indefinite-lived)	n/a	$96,707	$-	$96,707
Trademarks (definite-lived)	15 years	15,463	2,747	12,716
Non-compete agreement	7 years	561	261	300
Copyrights and other intellectual property	10 years	190	76	114
Total		$112,921	$3,084	$109,837

		December 31, 2017
($ in thousands)	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks (indefinite-lived)	n/a	$96,707	$-	$96,707
Trademarks (definite-lived)	15 years	15,463	2,490	12,973
Non-compete agreement	7 years	561	240	321
Copyrights and other intellectual property	10 years	190	71	119
Total		$112,921	$2,801	$110,120

Amortization expense for intangible assets was approximately $283,000 for both the quarter ended March 31, 2018 (the “Current Quarter”) and March 31, 2017 (the “Prior Year Quarter”).

The trademarks related to the Isaac Mizrahi Brand, the Ripka Brand, and the H Halston Brands have been determined to have indefinite useful lives and, accordingly, no amortization has been recorded for these assets.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

3.	Significant Contracts

QVC Agreements

Under the Company’s agreements with QVC, QVC is required to pay the Company fees based primarily on a percentage of its net sales of Isaac Mizrahi, Ripka, H Halston, and C Wonder branded merchandise. QVC royalty revenue represents a significant portion of the Company’s total revenues. Net revenues from QVC totaled $6.79 million and $7.23 million for the Current Quarter and Prior Year Quarter, respectively, representing approximately 79% and 86% of the Company’s net revenues, respectively. As of March 31, 2018, and December 31, 2017, the Company had receivables from QVC of $6.86 million and $5.47 million, respectively, representing approximately 74% and 64% of the Company’s total receivables, respectively.

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

4.	Debt

The Company’s net carrying amount of debt was comprised of the following:

($ in thousands)	March 31, 2018	December 31, 2017
Xcel Term Loan	$18,500	$19,500
Unamortized deferred finance costs related to term loan	(307)	(346)
IM Seller Note	1,475	2,201
Ripka Seller Notes	553	543
Contingent obligation - JR Seller	200	200
Contingent obligation - CW Seller	2,850	2,850
Total	23,271	24,948
Current portion (i)	5,575	5,559
Long-term debt	$17,696	$19,389

(i)	The current portion of long-term debt as of March 31, 2018 consists of (a) $4.0 million related to the Xcel Term Loan, (b) $1.48 million related to the IM Seller Note, and (c) $100,000 related to the contingent obligation – JR Seller.

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

March 31, 2018

(Unaudited)

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

The Xcel Term Loan matures on January 1, 2021. Principal on the Xcel Term Loan is payable in quarterly installments on each of January 1, April 1, July 1 and October 1. As of March 31, 2018, the aggregate remaining scheduled annual principal payments under the Second Amendment to the Loan Agreement were as follows:

($ in thousands) Year Ending December 31,	Amount of Principal Payment
2018 (April 1 through December 31)	$3,000
2019	4,000
2020	4,000
2021	7,500
Total	$18,500

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

•	net worth (as defined in the Amended Loan Agreement) of at least $90,000,000 at the end of each fiscal quarter ending on June 30 and December 31 of each fiscal year;
•	liquid assets of at least $5,000,000, until such time as the ratio of indebtedness to EBITDA (as defined in the Amended Loan Agreement) is less than 1.00 to 1.00 and, in which event, liquid assets must be at least $3,000,000;
•	a fixed charge ratio of at least 1.20 to 1.00 for each fiscal quarter ended June 30 and December 31 for the twelve fiscal month period ending on such date;
•	capital expenditures shall not exceed (i) $1,700,000 for the year ending December 31, 2018 and (ii) $700,000 for any fiscal year thereafter; and
•	EBITDA (as defined in the Amended Loan Agreement) of not less than $8,000,000 for the fiscal years ending December 31, 2018 and 2019, and not less of $9,000,000 for the following fiscal years.

The Company was in compliance with all applicable covenants as of March 31, 2018.

Interest on the Xcel Term Loan accrues at a fixed rate of 5.1% per annum and is payable on each day on which the scheduled principal payments are required to be made. For the Current Quarter and Prior Year Quarter, the Company incurred interest expense on its senior term loan debt with BHI of approximately $236,000 and $308,000, respectively.

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

As of March 31, 2018, the aggregate remaining annual principal payments under the IM Seller Note were as follows:

($ in thousands) Year Ending December 31,	Amount of Principal Payment
2018 (April 1 through December 31)	$733
2019	742
Total	$1,475

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

For the Current Quarter and the Prior Year Quarter, the Company incurred interest expense of approximately $12,000 and $20,000, respectively under the IM Seller Note.

Ripka Seller Notes

As of March 31, 2018, the remaining discounted balance, non-interest bearing note relating to the acquisition of the Ripka Brand (the “Ripka Seller Notes”) was approximately $553,000. An aggregate $600,000 principal amount of the Ripka Seller Notes is due at maturity (April 1, 2019).

For the Current Quarter and Prior Year Quarter, the Company incurred interest expense of approximately $10,000 and $9,000, respectively, under the Ripka Seller Notes, which consisted solely of amortization of the discount on the Ripka Seller Notes.

Contingent Obligation – JR Seller (Ripka Earn-Out)

The Ripka Earn-Out is $200,000 and is payable in equal cash payments on each of May 15, 2018 and 2019. Each payment of the remaining $200,000 under the earn-out is contingent upon the Ripka Brand achieving at least $6,000,000 of net royalty income from QVC during each of the 12-month periods ending on March 31, 2018 and 2019. As of March 31, 2018 and December 31, 2017, the remaining expected value (which approximates fair value) of the Ripka Earn-Out of $0.2 million is recorded as long-term debt in the accompanying condensed consolidated balance sheets, of which $0.1 million is presented in the current portion of long-term debt.

Contingent Obligations – CW Seller (C Wonder Earn-Out)

In connection with the purchase of the C Wonder Brand, the Company agreed to pay the seller additional consideration (the “C Wonder Earn-Out”), which would be payable, if at all, in cash or shares of common stock of the Company, at the Company’s sole discretion, after June 30, 2019, with a value based on the royalties related directly to the assets the Company acquired pursuant to the purchase agreement. The value of the earn-out shall be calculated as the positive amount, if any, of (i) two times (A) the maximum net royalties as calculated for any single twelve month period commencing on July 1 and ending on June 30 between the closing date and June 30, 2019 (each, a “Royalty Target Year”) less (B) $4,000,000, plus (ii) two times the maximum royalty determined based on a percentage of retail and wholesale sales of C Wonder branded products by the Company as calculated for any single Royalty Target Year. The C Wonder Earn-Out of $2.85 million is recorded as long-term debt in the accompanying condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017, based on the probability of the C Wonder Brand achieving certain net royalty income targets within the earn-out periods and then calculating the present value of the weighted average payment amount. In accordance with Accounting Standards Codification Topic 480, the C Wonder Earn-Out obligation is classified as a liability in the accompanying condensed consolidated balance sheets because of the variable number of shares payable under the agreement.

As of March 31, 2018, and December 31, 2017, total contingent obligations were $3.05 million.

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

March 31, 2018

(Unaudited)

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

On March 30, 2018, the Company granted options to purchase an aggregate of 50,000 shares of common stock to a certain key employee. The exercise price of the options is $5.50 per share, and all options vested immediately on the date of grant.

The fair values of the options granted during the Current Quarter were estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected Volatility	20.91%
Expected Dividend Yield	0%
Expected Life (Term)	2.50 years
Risk-Free Interest Rate	2.33%

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

A summary of the Company’s stock options activity for the Current Quarter is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	3,468,833	$5.38	4.14	$-
Granted	50,000	5.50
Canceled	-	-
Exercised	-	-
Expired/Forfeited	(20,499)	5.80
Outstanding at March 31, 2018, and expected to vest	3,498,334	$5.38	3.91	$-
Exercisable at March 31, 2018	1,726,422	$5.64	3.19	$-

Compensation expense related to stock options for the Current Quarter and the Prior Year Quarter was approximately $280,000 and $302,000, respectively. Total unrecognized compensation expense related to unvested stock options at March 31, 2018 amounts to approximately $1,576,000 and is expected to be recognized over a weighted average period of 2.06 years.

The following table summarizes the Company’s stock option activity for non-vested options for the Current Quarter:

	Number of Options	Weighted Average Grant Date Fair Value
Balance at January 1, 2018	2,613,497	$1.23
Granted	50,000	5.50
Vested	(874,419)	5.41
Forfeited or Canceled	(17,166)	5.80
Balance at March 31, 2018	1,771,912	$5.12

Warrants

Warrants granted under the Plan expire at various times – either five, seven, or ten years from the date of grant, depending on the particular grant.

A summary of the Company’s warrants activity for the Current Quarter is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding and exercisable at January 1, 2018	1,891,743	$6.81	1.92	$-
Granted	-	-
Canceled	-	-
Exercised	-	-
Expired/Forfeited	-	-
Outstanding and exercisable at March 31, 2018	1,891,743	$6.81	1.67	$-

No compensation expense related to warrants was recognized in the Current Quarter or Prior Year Quarter.

Restricted Stock

On March 14, 2018, the company issued an aggregate of 90,209 shares of stock to non-executive employees, which vested immediately.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

A summary of the Company’s restricted stock activity for the Current Quarter is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	2,143,088	$5.35
Granted	90,209	3.35
Canceled	-	-
Vested	(201,209)	4.21
Expired/Forfeited	-	-
Outstanding at March 31, 2018	2,032,088	$5.37

Compensation expense related to restricted stock grants for the Current Quarter and Prior Year Quarter was approximately $227,000 and $781,000, respectively. Total unrecognized compensation expense related to unvested restricted stock grants at March 31, 2018 amounts to approximately $546,000 and is expected to be recognized over a weighted average period of 1.17 years.

Shares Available Under the Company’s 2011 Equity Incentive Plan

At March 31, 2018, there were 5,344,957 shares of common stock available for issuance under the Plan.

Shares Reserved for Issuance

At March 31, 2018, there were 10,735,034 shares of common stock reserved for issuance pursuant to unexercised warrants and stock options, or available for issuance under the Plan.

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

	Three Months Ended March 31,
	2018	2017
Basic	18,333,912	18,674,943
Effect of exercise of warrants	364,130	-
Effect of exercise of stock options	18,760	-
Diluted	18,716,802	18,674,943

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

As a result of the net loss presented for the Prior Year Quarter, the Company calculated diluted earnings per share using basic weighted-average shares outstanding for such period, as utilizing diluted shares would be anti-dilutive to loss per share.

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2018	2017
Stock options and warrants	4,849,834	5,195,743

7.	Income Tax

The effective income tax rate for the Current Quarter and the Prior Year Quarter was approximately 46% and 800%, respectively, resulting in an income tax provision of $426,000 and $456,000, respectively.

In the Current Quarter the federal statutory rate differs from the effective tax rate primarily due to state taxes and recurring permanent differences, which increased the effective tax rate by approximately 11% and 8%, respectively. The effective tax rate was also attributable to the tax impact from the vesting of restricted shares of common stock, which was treated as a discrete item for tax purposes. This item increased the effective rate by 6%.

In the Prior Year Quarter, the effective tax rate was primarily attributable to the tax impact from the vesting of restricted shares of common stock, which was treated as a discrete item for tax purposes. This item increased the effective rate by 737% for Prior Year Quarter. The effective tax rate was also attributable to recurring permanent differences. Based on the amount of income before income taxes compared to the recurring permanent differences, the effective rate increased by 29% for the Prior Year Quarter.

On December 22, 2017 the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 118, which provides guidance on accounting for the tax effects of the Tax Cuts and Job Act ("TCJA"). The purpose of SAB No. 118 was to address any uncertainty or diversity of view in applying ASC Topic 740, Income Taxes in the reporting period in which the TCJA was enacted. SAB No. 118 addresses situations where the accounting is incomplete for certain income tax effects of the TJCA upon issuance of a company’s financial statements for the reporting period that includes the enactment date. SAB No. 118 allows for a provisional amount to be recorded if it is a reasonable estimate of the impact of the TCJA. Additionally, SAB No. 118 allows for a measurement period to finalize the impacts of the TCJA, not to extend beyond one year from the date of enactment. The Company’s accounting for the certain elements of the TCJA was incomplete as of the period ended December 31, 2017, and remains incomplete as of March 31, 2018. However, the Company was able to make reasonable estimates of the effects and, therefore, recorded provisional estimates for these items at December 31, 2017. There have been no changes to the provisional estimates recorded as of December 31, 2017 during the quarter ended March 31, 2018.

8.	Related Party Transactions

Benjamin Malka

Concurrent with the acquisition of the H Halston Brand on December 22, 2014, the Company and The H Company IP, LLC (“HIP”) entered into a license agreement (the “HIP License Agreement”), which was subsequently amended September 1, 2015. Benjamin Malka, a director of the Company, is a 25% equity holder of HIP’s parent company, House of Halston LLC (“HOH”), and is Chief Executive Officer of HOH. The HIP license agreement provides for royalty payments including guaranteed minimum royalties to be paid to the Company during the initial term that expires on December 31, 2019.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

On September 1, 2015, the Company entered into a license agreement with Lord and Taylor, LLC (the “L&T License”) and simultaneously amended the HIP License Agreement eliminating HIP’s minimum guaranteed royalty obligations, provided the L&T License is in effect. In addition, the Company entered into a sublicense agreement with HIP (the “HIP Sublicense Agreement”), obligating the Company to pay HIP a fee on an annual basis the greater of (i) 50% of royalties received under the L&T License from H Halston products or (ii) guaranteed minimum royalties. Provided that Lord & Taylor, LLC is paying the Company at least $1,000,000 per quarter under the L&T License, the remaining contractually required guaranteed minimum royalties are equal to $0.75 million, $1.5 million, and $1.75 million for the twelve months ending January 31, 2019, 2020, and 2021, respectively.

On December 12, 2016, the Company entered into another license agreement for the H Halston Brand with Dillard’s Inc and affiliates (the “Dillard’s License”, and together with the L&T License, the “DRT Licenses”).

We are negotiating proposed new arrangements and are operating under those terms as an at-will license as set forth below:

•	The HIP Trademark Usage and Royalty Participation Agreement, which has an initial term that expires on December 31, 2020 unless sooner terminated or renewed. We shall pay to HIP: (i) 50% of the excess H Halston Royalty paid to us under the DRT Licenses and any other third party licenses that we may enter into; (ii) 25% of the excess developed brand royalty paid to us for the Highline Collective Brand under the DRT Licenses, and 20% of the excess developed brand royalty paid to us for any subsequent developed brand under the DRT Licenses, and (iii) 10% of the excess private label brand royalty paid to us under the DRT Licenses and during the first term only of the DRT Licenses. Additionally, we have the right, but not the obligation, at any time after January 31, 2023, to terminate the obligations under points (ii) and (iii) above by paying to HIP an amount equal to four times the sum of the developed brand credits and private label credits for the contract year ending on January 31, 2023 (the "Buy Out Payment''). The Buy-Out Payment may be payable by us and at our sole discretion either (a) in cash, or (b) in a number of common shares of Xcel calculated based on the amount of the Buy-Out Payment divided by the average closing price for common shares of Xcel on a national exchange for the preceding five trading days, subject to a minimum price for common shares of Xcel of $7.00 per common share. Once effective, it will terminate and replace the HIP Sublicense Agreement.

•	A license and supply agreement with the Halston Operating Company, LLC (“HOC”), a subsidiary of HOH, with an initial term of January 31, 2022, subject to renewal. Under the HOC at-will license and supply agreement, HOC shall provide licensed products for sale to pre-approved retailers, including HBC and Dillard’s, and shall also be responsible for overseeing the visual merchandising and in-store retail environments for such approved retailers, as well as be responsible for training and oversight of any retail staff responsible for selling the licensed products within HBC and Dillard’s, as reasonably agreed upon between HOC and HBC and Dillard’s. The HOC at-will license and supply agreement provides for, among other things, design fees of $1.2 million for the period from July 1, 2017 through December 31, 2017, subsequent design fees of $2.4 million for the contractual yearly periods ending on January 31, 2019, and on December 31, 2020, 2021, and 2022, respectively, and sales-based royalties on the categories of products licensed under the agreement and the contractual year of payment. Once effective, it will terminate and replace the HIP License Agreement.

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

The Company recorded approximately $0.6 million and $0 of revenue from HOC for the Current Quarter and the Prior Year Quarter. The Company had a receivable balance of approximately $0.9 million and $0.8 million due from HOC as of March 31, 2018 and December 31, 2017, respectively.

In addition, the Company recorded $0 and $9,000 of HIP fees (as a reduction to net revenue) for the Current Quarter and the Prior Year quarter, respectively.

In March 2018, the Company had a prepaid balance of $0.2 million to HIP to be applied against future fees due to HIP, which is recorded as a prepaid in non-current assets as of March 31, 2018.

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

The remaining balance of the exit cost liability related to the former office space was approximately $599,000 as of March 31, 2018, of which $219,000 was recorded in other current liabilities and $380,000 was recorded in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. The balance of this liability will be paid out over a period of approximately 3.9 years, through February 2022.

A summary of the activity related to the exit cost liability for the Current Quarter and Prior Year Quarter is as follows:

($ in thousands)	2018	2017
Balance as of January 1,	$624	$783
Cash payments, net	(29)	(26)
Adjustment to liability (revision to estimated cash flows)	-	(25)
Accretion	4	5
Balance as of March 31,	$599	$737

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements that are not historical facts contained in this report are forward-looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks are detailed in the Risk Section of our Form 10-K for the fiscal year ended December 31, 2017. The words “believe,” “anticipate,” “expect,” “continue,” “estimate,” “appear,” “suggest,” “goal,” “potential,” “predicts,” “seek,” “will,” “confident,” “project,” “provide,” “plan,” “likely,” “future,” “ongoing,” “intend,” “may,” “should,” “would,” “could,” “guidance,” and similar expressions identify forward-looking statements.

Overview

Xcel Brands, Inc. (“Xcel,” the “Company,” “we,” “us,” or “our”) is a consumer products company. We are engaged in the design, production, licensing, marketing, and direct-to-consumer sales of branded apparel, footwear, accessories, jewelry, home goods, and other consumer products, and the acquisition of dynamic consumer lifestyle brands. We have developed a Fast-to-Market capability driven by our proprietary integrated technology platform. Currently, our brand portfolio consists of the Isaac Mizrahi, Judith Ripka, H Halston, C Wonder, and the Highline Collective brands. Our in-house designers and marketing executives work with our licensees to help design, promote, and elevate each brand within their respective distribution channels. We license our own brands for promotion and distribution through a ubiquitous-channel retail sales strategy, which includes promotion through interactive television, internet, and traditional brick-and-mortar retail channels.

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

Summary of Operating Results

The three months ended March 31, 2018 (the “Current Quarter”) compared with the three months ended March 31, 2017 (the “Prior Year Quarter”)

Total Revenues

Current Quarter total revenues increased approximately $0.34 million to $8.77 million from $8.43 million for the Prior Year Quarter. Our net licensing revenue showed an increase of $0.05 million, which was primarily due to higher net revenues from our wholesale and department store business of approximately $0.52 million, primarily driven by an increase in the number of retail stores our brands are sold in since our launch of H Halston and IMNYC at Dillard’s in March and September 2017, respectively, and expanding into more product categories for our Fast-to-Market production platform in our department store business. This increase was partially offset primarily by lower revenues associated with the termination and transition of the C Wonder Brand from QVC, whose sell-off period terminated in January 2018. Additionally, our jewelry wholesale and ecommerce business contributed $0.29 million to the overall increase in net total revenues in the Current Year Quarter. Net revenue for our jewelry wholesale and ecommerce business was $0.11 million and $0 in the Current Quarter and Prior Year Quarter, respectively.

Operating Costs and Expenses

Operating costs and expenses decreased approximately $0.63 million to $7.37 million for the Current Quarter from approximately $8.00 million in the Prior Year Quarter. This decrease was primarily attributable to (i) a net decrease in total compensation, including stock-based compensation, of approximately $0.52 million and (ii) a decrease in other design and marketing costs of approximately $0.13 million primarily attributable to lower expenses in our department store business compared to the Prior Year Quarter.

Interest and Finance Expense

Interest and finance expense for the Current Quarter decreased by approximately $0.09 million to $0.29 million, compared with $0.38 million in the Prior Year Quarter. This decrease was primarily attributable to lower interest expense of $0.08 million on our term debt due to a lower principal balance.

Income Tax Provision

In the Current Quarter the federal statutory rate differs from the effective tax rate primarily due to state taxes and recurring permanent differences, which increased the effective tax rate by approximately 11% and 8%, respectively. The effective tax rate was also attributable to the tax impact from the vesting of restricted shares of common stock, which was treated as a discrete item for tax purposes. This item increased the effective rate by 6%.

The effective income tax rate for the Prior Year Quarter was approximately 800% resulting in a $0.46 million income tax provision. During the Prior Year Quarter, the effective tax rate was primarily attributable to the tax impact from the vesting of restricted shares of common stock, which was treated as a discrete item for tax purposes. This item increased the effective rate by 737%. The effective tax rate was also attributable to recurring permanent differences. Based on the amount of income before income taxes compared to the recurring permanent differences, the effective rate increased by 29%.

On December 22, 2017 the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 118, which provides guidance on accounting for the tax effects of the Tax Cuts and Job Act ("TCJA"). The purpose of SAB No. 118 was to address any uncertainty or diversity of view in applying ASC Topic 740, Income Taxes in the reporting period in which the TCJA was enacted. SAB No. 118 addresses situations where the accounting is incomplete for certain income tax effects of the TJCA upon issuance of a company’s financial statements for the reporting period that includes the enactment date. SAB No. 118 allows for a provisional amount to be recorded if it is a reasonable estimate of the impact of the TCJA. Additionally, SAB No. 118 allows for a measurement period to finalize the impacts of the TCJA, not to extend beyond one year from the date of enactment. The Company’s accounting for the certain elements of the TCJA was incomplete as of the period ended December 31, 2017, and remains incomplete as of March 31, 2018. However, the Company was able to make reasonable estimates of the effects and, therefore, recorded provisional estimates for these items at December 31, 2017. There have been no changes to the provisional estimates recorded as of December 31, 2017 during the quarter ended March 31, 2018.

Net Income (Loss)

We had net income of $0.50 million for the Current Quarter, compared to a net loss of $0.40 million for the Prior Year Quarter.

Non-GAAP Net Income, Non-GAAP Diluted EPS, and Adjusted EBITDA

We had non-GAAP net income of $1.44 million, or $0.08 per diluted share (“non-GAAP diluted EPS”) for the Current Quarter, compared with non-GAAP net income of $1.15 million, or non-GAAP diluted EPS of $0.06 for the Prior Year Quarter. Non-GAAP net income is a non-GAAP unaudited term, which we define as net income (loss), exclusive of stock-based compensation, non-cash interest and finance expense from discounted debt related to acquired assets, and deferred tax provision. Non-GAAP net income and non-GAAP diluted EPS measures do not include the tax effect of the aforementioned adjusting items, due to the nature of these items and the Company’s tax strategy.

We had Adjusted EBITDA of $2.16 million for the Current Quarter, compared with Adjusted EBITDA of $1.94 million for the Prior Year Quarter. Adjusted EBITDA is a non-GAAP unaudited measure, which we define as net income before stock-based compensation, interest and finance expense, income taxes, other state and local franchise taxes, and depreciation and amortization.

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

The following table is a reconciliation of net income (loss) (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net income:

	Three Months Ended March 31,
($ in thousands)	2018	2017
Net income (loss)	$500	$(399)
Non-cash interest and finance expense	10	9
Stock-based compensation	507	1,083
Deferred income tax provision	426	456
Non-GAAP net income	$1,443	$1,149

The following table is a reconciliation of diluted earnings (loss) per share (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted EPS:

	Three Months Ended March 31,
	2018	2017
Diluted earnings (loss) per share	$0.03	$(0.02)
Non-cash interest and finance expense	0.00	0.00
Stock-based compensation	0.03	0.06
Deferred income tax provision	0.02	0.02
Non-GAAP diluted EPS	$0.08	$0.06
Non-GAAP weighted average diluted shares	18,716,802	19,042,018

The following table is a reconciliation of basic weighted average shares outstanding (presented in accordance with GAAP) to non-GAAP weighted average diluted shares:

	Three Months Ended March 31,
	2018	2017
Basic weighted average shares	18,333,912	18,674,943
Effect of exercising warrants	364,130	364,430
Effect of exercising stock options	18,760	2,645
Non-GAAP weighted average diluted shares	18,716,802	19,042,018

The following table is a reconciliation of net income (loss) (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Three Months Ended March 31,
($ in thousands)	2018	2017
Net income (loss)	$500	$(399)
Depreciation and amortization	411	394
Interest and finance expense	286	378
Income tax provision	426	456
State and local franchise taxes	33	29
Stock-based compensation	507	1,083
Adjusted EBITDA	$2,163	$1,941

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund working capital needs, acquire new brands, and to a lesser extent, capital expenditures. At March 31, 2018 and December 31, 2017, our cash and cash equivalents were $8.90 million and $10.19 million, respectively.

Restricted cash at March 31, 2018 and December 31, 2017 consisted of (i) $1.11 million of cash deposited with Bank Hapoalim B.M. (“BHI”) as collateral for an irrevocable standby letter of credit associated with the lease of our current corporate office and operating facilities at 1333 Broadway, New York City, and (ii) $0.40 million of cash held as a security deposit for the sublease of our former corporate offices at 475 Tenth Avenue, New York City by us to a third-party subtenant.

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

Changes in Working Capital

Our working capital (current assets less current liabilities) was $9.48 million and $10.20 million as of March 31, 2018 and December 31, 2017, respectively. Commentary on the components of our cash flows for the Current Quarter as compared with the Prior Year Quarter is set forth below. Working capital for the Current Quarter was impacted by a $1 million investment in capital expenditures for our department store business.

Operating Activities

Net cash provided by operating activities was approximately $1.57 million in the Current Quarter, compared with net cash used in operating activities of approximately $1.01 million in the Prior Year Quarter.

The Current Quarter cash provided by operating activities was primarily attributable to the combination of net income of $0.50 million plus non-cash expenses of approximately $1.40 million and net change in operating assets and liabilities of approximately $(0.33) million. Non-cash net expenses mainly consisted of $0.51 million of stock-based compensation, $0.43 million of deferred income tax provision, $0.41 million of depreciation and amortization, and non-cash interest and other finance costs of $0.05 million. The net change in operating assets and liabilities includes a net increase in accounts receivable of $0.80 million, an increase in prepaid expenses and other assets of $0.06 million, an increase in accounts payable, accrued expenses and other current liabilities of $0.56 million, all primarily due to timing of collections and payments, and a decrease in other liabilities of $0.03 million attributable to accrued rent.

The Prior Year Quarter cash used in operating activities was primarily due to the combination of a net loss of $(0.40) million and the net change in operating assets and liabilities of approximately $(2.60) million, partially offset by non-cash expenses of approximately $1.99 million. Non-cash expenses mainly consisted of $1.08 million of stock-based compensation, $0.39 million of depreciation and amortization, $0.06 million of amortization of debt discount and deferred finance costs, and approximately $0.46 million of deferred income tax provision. The net change in operating assets and liabilities includes an increase in accounts receivable of $1.74 million, primarily attributable to the increase in revenues from the fourth quarter of 2016 to the Prior Year Quarter, and a decrease in accounts payable, accrued expenses and other current liabilities of $0.65 million, largely due to bonus payouts.

Investing Activities

Net cash used in investing activities for the Current Quarter was approximately $1.04 million, compared with approximately $0.15 million in the Prior Year Quarter. Cash used in investing activities for both the Current Quarter and Prior Year Quarter was primarily attributable to capital expenditures.

Financing Activities

Net cash used in financing activities for the Current Quarter was approximately $1.82 million, primarily attributable to payments on our senior term debt obligation of $1.00 million, payment on our IM Seller Note obligation of approximately $0.73 million, and shares repurchased related to vested restricted stock in exchange for withholding taxes of $0.09 million.

Net cash used in financing activities for the Prior Year Quarter was approximately $2.76 million, primarily attributable to payments on our senior term debt obligation of $1.25 million, payment on our IM Seller Note obligation of $0.71 million, and shares repurchased including vested restricted stock in exchange for withholding taxes of $0.80 million.

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

In May 2017, we entered into an agreement with QVC to terminate our interactive television license agreement for the C Wonder brand, under which QVC remained obligated to pay royalties to us through January 2018, and QVC will retain exclusive rights with respect to C Wonder branded products for interactive television, excluding certain permitted international entities, through May 2018. We have licensed several categories for C Wonder and expect to launch C Wonder in Asia later this year. In addition, we are pursuing new domestic distribution channels and intend to enter into new contractual agreements for the C Wonder brand.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 30, 2018, for a discussion of our critical accounting policies. During the Three months ended March 31, 2018, there were no material changes to these policies.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2018, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2018 such that the information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

B. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

There have not been any significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We operate in a highly competitive industry that involves numerous known and unknown risks and uncertainties that could impact our operations. The risks described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered or registered securities during the three months ended March 31, 2018.

The following table provides information with respect to shares of common stock we repurchased during the quarter ended March 31, 2018:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program
March 1, 2018 to March 31, 2018 (i)	43,638	$3.25	-

(i)	The shares were exchanged from employees and directors in connection with the income tax withholding obligations on behalf of such employees and directors from the vesting of stock grants.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

Date: May 15, 2018	By:	/s/ Robert W. D’Loren
Name: Robert W. D’Loren
Title: Chairman and Chief Executive Officer

	By:	/s/ James Haran
Name: James Haran
Title: Chief Financial Officer and Vice President

