Form 10-Q
period 2018-06-30
XCel Brands, Inc.
filed 2018-08-14
CIK 1083220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of August 10, 2018, there were 18,266,202 shares of common stock, $.001 par value per share, of the issuer outstanding.

XCEL BRANDS, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
	(Unaudited)	(Note 1)
Assets
Current Assets:
Cash and cash equivalents	$7,643	$10,185
Accounts receivable, net	10,073	8,528
Inventory	789	-
Prepaid expenses and other current assets	1,502	592
Total current assets	20,007	19,305
Property and equipment, net	3,151	2,376
Trademarks and other intangibles, net	109,554	110,120
Restricted cash	1,509	1,509
Other assets	735	1,708
Total non-current assets	114,949	115,713

Total Assets	$134,956	$135,018

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$2,278	$1,260
Accrued payroll	1,437	2,270
Deferred revenue	22	16
Current portion of long-term debt	6,038	5,459
Current portion of long-term debt, contingent obligations	100	100
Total current liabilities	9,875	9,105
Long-Term Liabilities:
Long-term debt, less current portion	16,080	19,389
Deferred tax liabilities, net	7,934	6,375
Other long-term liabilities	2,375	2,455
Total long-term liabilities	26,389	28,219
Total Liabilities	36,264	37,324

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares authorized at June 30, 2018 and December 31, 2017, respectively, and 18,266,202 and 18,318,961 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	18	18
Paid-in capital	99,608	98,997
Accumulated deficit	(934)	(1,321)
Total Stockholders' Equity	98,692	97,694

Total Liabilities and Stockholders' Equity	$134,956	$135,018

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017

Net licensing revenue	$8,141	$8,370	$16,622	$16,800
Sales	346	-	631	-
Total revenue	8,487	8,370	17,253	16,800
Cost of goods sold (sales)	229	-	409	-
Net revenue	8,258	8,370	16,844	16,800

Operating costs and expenses
Salaries, benefits and employment taxes	4,121	4,360	8,546	8,727
Other design and marketing costs	817	645	1,555	1,516
Other selling, general and administrative expenses	1,117	1,134	2,410	2,414
Stock-based compensation	461	723	968	1,806
Depreciation and amortization	456	390	867	784
Total operating costs and expenses	6,972	7,252	14,346	15,247

Operating income	1,286	1,118	2,498	1,553

Interest and finance expense
Interest expense - term debt	234	304	482	632
Other interest and finance charges	32	44	70	94
Total interest and finance expense	266	348	552	726

Income before income taxes	1,020	770	1,946	827

Income tax provision	1,133	557	1,559	1,013

Net (loss) income	$(113)	$213	$387	$(186)

Basic net (loss) income per share	$(0.01)	$0.01	$0.02	$(0.01)

Diluted net (loss) income per share	$(0.01)	$0.01	$0.02	$(0.01)

Basic weighted average common shares outstanding	18,314,775	18,449,210	18,324,130	18,561,453
Diluted weighted average common shares outstanding	18,314,775	18,813,044	18,700,911	18,561,453

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months Ended June 30,
	2018	2017

Cash flows from operating activities
Net income (loss)	$387	$(186)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	867	784
Amortization of deferred finance costs	87	99
Stock-based compensation	968	1,806
Amortization of note discount	20	19
Deferred income tax provision	1,559	1,013
Changes in operating assets and liabilities:
Accounts receivable	(1,544)	(1,779)
Inventory	(789)	-
Prepaid expenses and other assets	(48)	(67)
Accounts payable, accrued expenses and other current liabilities	529	(1,394)
Deferred revenue	6	(161)
Other liabilities	(80)	290
Net cash provided by operating activities	1,962	424

Cash flows from investing activities
Cost to acquire intangible assets	-	(18)
Purchase of property and equipment	(1,077)	(140)
Net cash used in investing activities	(1,077)	(158)

Cash flows from financing activities
Shares repurchased including vested restricted stock in exchange for withholding taxes	(702)	(806)
Payment of deferred finance costs	-	(7)
Payment of long-term debt	(2,725)	(5,959)
Net cash used in financing activities	(3,427)	(6,772)

Net decrease in cash, cash equivalents and restricted cash	(2,542)	(6,506)

Cash, cash equivalents, and restricted cash at beginning of period	11,694	15,636

Cash, cash equivalents, and restricted cash at end of period	$9,152	$9,130

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$7,643	$7,621
Restricted cash	1,509	1,509
Total cash, cash equivalents, and restricted cash	$9,152	$9,130

Supplemental disclosure of non-cash activity:
Settlement of Ripka earnout through offset to note receivable	$100	$-

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$182	$144
Cash paid during the period for interest	$512	$677

See Notes to Unaudited Condensed Consolidated Financial Statements.

XCEL BRANDS, INC. AND SUBSIDIARIE Notes to Unaudited Condensed Consolidated Financial Statements June 30, 2018 (Unaudited)

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

Commencing with the quarter ended March 31, 2018, the Company separately presents in the Condensed Consolidated Statements of Operations sales and cost of goods sold relating to its jewelry wholesale and e-commerce operations. As of June 30, 2018, we had approximately $0.8 million of inventory relating to this business on our Condensed Consolidated Balance Sheet. Inventory is stated at the lower of cost or market value. Cost is determined by the first-in, first-out method, while market value is determined by net realizable value.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (“ASU 2016-02”). The core principle of ASU 2016-02 is that an entity should recognize on its balance sheet assets and liabilities arising from a lease. In accordance with that principle, ASU 2016-02 requires that a lessee recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying leased asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on the lease classification as a finance or operating lease. In addition, in July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements”, which among other things, addresses questions related to the initial adoption of the standard in comparative periods by creating another transition method (other than the modified retrospective transition method) that companies can elect to use. The new method allows entities to adopt the new standard at the effective date and recognize a cumulative-effective adjustment in the opening balance of retained earnings in the year of adoption. When adopting the new method, an entity would no longer be required to retroactively apply the standard to prior periods presented in the financial statements. This new accounting guidance is effective for public companies for fiscal years beginning after December 15, 2018 (i.e., calendar years beginning on January 1, 2019), including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-02, and 2018-11, will have on our consolidated financial statements and disclosures.

XCEL BRANDS, INC. AND SUBSIDIARIE Notes to Unaudited Condensed Consolidated Financial Statements June 30, 2018 (Unaudited)

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”), which largely aligns the accounting for share-based payment awards issued to employees and nonemployees. Under previous GAAP, the accounting for nonemployee share-based payments differed from that applied to employee awards, particularly with regard to the measurement date and the impact of performance conditions. Under the new guidance, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. Changes to the accounting for nonemployee awards include:

•	Equity-classified share-based payment awards issued to nonemployees will now be measured on the grant date, instead of the previous requirement to remeasure the awards through the performance completion date;
•	For performance conditions, compensation cost associated with the award will be recognized when achievement of the performance condition is probable, rather than upon achievement of the performance condition; and
•	The current requirement to reassess the classification (equity or liability) for nonemployee awards upon vesting will be eliminated, except for awards in the form of convertible instruments.

The new guidance also clarifies that any share-based payment awards issued to customers should be evaluated under Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” (“ASC 606”).

This new accounting guidance is effective for public companies for fiscal years beginning after December 15, 2018 (i.e., calendar years beginning on January 1, 2019), including interim periods within those fiscal years. The guidance should be applied to all new awards granted after the date of adoption. In addition, all liability-classified awards that have not been settled and equity-classified awards for which a measurement date has not been established by the adoption date should be remeasured at fair value as of the adoption date with a cumulative effect adjustment to opening retained earnings in the fiscal year of adoption. Early adoption is permitted. The adoption of ASU 2018-07 is not expected to have a significant impact on the Company’s consolidated financial statements.

2.	Trademarks and Other Intangibles

Trademarks and other intangibles, net consist of the following:

		June 30, 2018
($ in thousands)	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks (indefinite-lived)	n/a	$96,707	$-	$96,707
Trademarks (definite-lived)	15 years	15,463	3,005	12,458
Non-compete agreement	7 years	561	281	280
Copyrights and other intellectual property	10 years	190	81	109
Total		$112,921	$3,367	$109,554

		December 31, 2017
($ in thousands)	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks (indefinite-lived)	n/a	$96,707	$-	$96,707
Trademarks (definite-lived)	15 years	15,463	2,490	12,973
Non-compete agreement	7 years	561	240	321
Copyrights and other intellectual property	10 years	190	71	119
Total		$112,921	$2,801	$110,120

Amortization expense for intangible assets was approximately $283,000 for the three months ended June 30, 2018 (the “Current Quarter”) and $282,000 for the quarter ended June 30, 2017 (the “Prior Year Quarter”). Amortization expense for intangible assets for the six months ended June 30, 2018 (“Current Six Months”) and the six months ended June 30, 2017 (the “Prior Year Six Months”) was approximately $565,000 in both periods.

XCEL BRANDS, INC. AND SUBSIDIARIE Notes to Unaudited Condensed Consolidated Financial Statements June 30, 2018 (Unaudited)

The trademarks related to the Isaac Mizrahi Brand, the Ripka Brand, and the H Halston Brands have been determined to have indefinite useful lives and, accordingly, no amortization has been recorded for these assets.

3.	Revenue Recognition and Significant Contracts

The Company adopted ASC 606 under the modified retrospective adoption method effective January 1, 2018, by applying the new guidance only to contracts that were not completed at the date of initial application. The Company’s evaluation of the impact of the adoption of the new revenue standard on its consolidated financial statements included the identification of revenue within the scope of the guidance and the evaluation of applicable revenue contracts. The Company performed an extensive analysis of its existing contracts with customers and its revenue recognition policies and determined that the adoption did not result in material differences from the Company’s prior revenue recognition policies. In addition, the adoption of ASC 606 did not result in material differences in the amount of revenue recognized in the current quarter and year-to-date period when compared to the amount of revenue that would have been recognized in the current quarter and year-to-date period under the old guidance. The Company recognizes revenue continuously over time as it satisfies its continuous obligation of granting access to its licensed intellectual properties, which are deemed symbolic intellectual properties under the new revenue guidance. Payments are typically due after sales have occurred and have been reported by the licensees or, whereas applicable, in accordance with minimum guaranteed payments provisions. The timing of performance obligations is typically consistent with the timing of payments, however there may be differences if contracts provide for advances or significant escalations of contractually guaranteed minimum payments. There were no such differences that would have a material impact on our unaudited condensed consolidated balance sheet at June 30, 2018 or December 31, 2017. In accordance with ASC 606-10-55-65, the Company recognizes revenue at the later of when (1) the subsequent sale or usage occurs or (2) the performance obligation to which some or all of the sales- or usage-based royalty has been allocated is satisfied (in whole or in part). More specifically, the Company separately identifies:

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

(ii)

Contracts for which revenue is recognized based on minimum guaranteed payments using an appropriate measure of progress, in which minimum guaranteed payments are straight-lined over the term of the contract and recognized ratably based on the passage of time, and to which the royalty recognition constraint to the sales-based royalties in excess of minimum guaranteed is applied and such sales-based royalties are recognized to distinct period only when the minimum guaranteed is exceeded on a cumulative basis (this approach is identified as “View C” by the TRG).

The Company does not typically perform by transferring goods or services to customers before the customer pays consideration or before payment is due, thus the implementation of ASC 606 did not result in material contract assets in accordance with ASC 606-10-45-3. The Company’s unconditional right to receive consideration based on the terms and conditions of licensing contracts is presented as accounts receivable on the accompanying condensed consolidated balance. The Company typically does not receive consideration in advance of performance and, consequently, amounts of contract liabilities as defined by ASC 606-10-45-2 were not material as of June 30, 2018 and December 31, 2017.

The Company does not disclose the amount attributable to unsatisfied or partially satisfied performance obligations for variable revenue contracts (identified under “View A” above) in accordance with the optional exemption allowed under ASC 606. The Company did not have any revenue recognized in the reporting period from performance obligations satisfied, or partially satisfied, in previous periods. Remaining minimum guaranteed payments for active contracts as of June 30, 2018 are expected to be recognized ratably in accordance with View C over the remaining term of each contract based on the passage of time and through December 2023.

XCEL BRANDS, INC. AND SUBSIDIARIE Notes to Unaudited Condensed Consolidated Financial Statements June 30, 2018 (Unaudited)

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

QVC Agreements

Under the Company’s agreements with QVC, QVC is required to pay the Company fees based primarily on a percentage of its net sales of Isaac Mizrahi, Ripka, H Halston, and C Wonder branded merchandise. QVC royalty revenue represents a significant portion of the Company’s total revenues. Net revenues from QVC totaled $6.69 million and $6.78 million for the Current Quarter and Prior Year Quarter, respectively, representing approximately 81% of the Company’s net revenues in both quarters. Net revenues from QVC totaled $13.48 million and $14.01 million for the Current Six Months and the Prior Year Six Months, respectively, representing approximately 80% and 83% of the Company’s net revenues, respectively. As of June 30, 2018, and December 31, 2017, the Company had receivables from QVC of $6.73 million and $5.47 million, respectively, representing approximately 67% and 64% of the Company’s total receivables, respectively.

On April 28, 2017, the Company and QVC entered into an amendment to terminate the C Wonder QVC Agreement effective May 1, 2017 and commence a sell-off period. During the sell-off period, QVC remained obligated to pay royalties to the Company through January 31, 2018, and QVC retained exclusive rights with respect to C Wonder branded products for interactive television, excluding certain permitted international entities, through May 1, 2018.

4.	Debt

The Company’s net carrying amount of debt was comprised of the following:

($ in thousands)	June 30, 2018	December 31, 2017
Xcel Term Loan	$17,500	$19,500
Unamortized deferred finance costs related to term loan	(270)	(346)
IM Seller Note	1,475	2,201
Ripka Seller Note	563	543
Contingent obligation - JR Seller	100	200
Contingent obligation - CW Seller	2,850	2,850
Total	22,218	24,948
Current portion (i)	6,138	5,559
Long-term debt	$16,080	$19,389

(i)	The current portion of long-term debt as of June 30, 2018 consists of (a) $4.0 million related to the Xcel Term Loan, (b) $1.48 million related to the IM Seller Note, (c) $0.56 million related to the Ripka Seller Note, and (d) $100,000 related to the contingent obligation – JR Seller.

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

XCEL BRANDS, INC. AND SUBSIDIARIE Notes to Unaudited Condensed Consolidated Financial Statements June 30, 2018 (Unaudited)

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

On June 15, 2017, Xcel and BHI entered into a second amendment to the Amended Loan Agreement. Under this amendment, principal payments for the year ending December 31, 2017 were increased by a total of $750,000, principal payments for the year ending December 31, 2021 were decreased by $750,000, the minimum EBITDA (as defined in the Second Amendment to the Amended Loan Agreement) requirement for the year ending December 31, 2017 was changed from $9,000,000 to $7,000,000, and the minimum EBITDA requirements for the years ending December 31, 2018 and 2019 were changed from $9,000,000 to $8,000,000. There were no changes to the total principal balance, interest rate, maturity date, or other terms of the Loan Agreement. Management assessed and determined that this amendment represented a debt modification and, accordingly, no gain or loss was recorded. The current effective interest rate on the Amended Loan Agreement is approximately 6.05%.

The Xcel Term Loan matures on January 1, 2021. Principal on the Xcel Term Loan is payable in quarterly installments on each of January 1, April 1, July 1 and October 1. As of June 30, 2018, the aggregate remaining scheduled annual principal payments under the Second Amendment to the Loan Agreement were as follows:

($ in thousands) Year Ending December 31,	Amount of Principal Payment
2018 (July 1 through December 31)	$2,000
2019	4,000
2020	4,000
2021	7,500
Total	$17,500

Commencing with the fiscal year ending December 31, 2017, the Company is required to repay a portion of the Xcel Term Loan in an amount equal to 10% of the excess cash flow for the fiscal year; provided that no early termination fee shall be payable with respect to any such payment (the “Excess Cash Flow Principal Payment”). Excess cash flow means, for any period, cash flow from operations (before certain permitted distributions) less (i) capital expenditures not made through the incurrence of indebtedness, (ii) all cash interest and principal and taxes paid or payable during such period, and (iii) all dividends declared and paid during such period to equity holders of any credit party treated as a disregarded entity for tax purposes. The estimated Excess Cash Flow Principal Payment provision of the Xcel Term Loan is expected to be minimal for the year ending December 31, 2018. As of June 30, 2018, there is no allocation to the current portion of long-term debt relating to the Excess Cash Flow Principal Payment.

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

XCEL BRANDS, INC. AND SUBSIDIARIE Notes to Unaudited Condensed Consolidated Financial Statements June 30, 2018 (Unaudited)

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

The Company was in compliance with all applicable covenants as of June 30, 2018.

Interest on the Xcel Term Loan accrues at a fixed rate of 5.1% per annum and is payable on each day on which the scheduled principal payments are required to be made. For the Current Quarter and Prior Year Quarter, the Company incurred interest expense on its senior term loan debt with BHI of approximately $226,000 and $287,000, respectively. For the Current Six Months and Prior Year Six Months, the Company incurred interest expense on its senior term loan debt with BHI of approximately $462,000 and $596,000, respectively.

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

As of June 30, 2018, the aggregate remaining annual principal payments under the IM Seller Note were as follows:

($ in thousands) Year Ending December 31,	Amount of Principal Payment
2018 (July 1 through December 31)	$733
2019	742
Total	$1,475

XCEL BRANDS, INC. AND SUBSIDIARIE Notes to Unaudited Condensed Consolidated Financial Statements June 30, 2018 (Unaudited)

For the Current Quarter and the Prior Year Quarter, the Company incurred interest expense of approximately $8,000 and $16,000, respectively, under the IM Seller Note. For the Current Six Months and the Prior Year Six Months, the Company incurred interest expense of approximately $20,000 and $36,000, respectively, under the IM Seller Note.

Ripka Seller Note

As of June 30, 2018, the remaining discounted balance of the non-interest bearing note relating to the acquisition of the Ripka Brand (the “Ripka Seller Note”) was approximately $563,000. An aggregate $600,000 principal amount of the Ripka Seller Note is due at maturity (April 1, 2019).

For the Current Quarter and Prior Year Quarter, the Company incurred interest expense of approximately $10,000 and $9,000, respectively, under the Ripka Seller Note, which consisted solely of amortization of the discount on the Ripka Seller Note. For the Current Six Months and the Prior Year Six Months, the Company incurred interest expense of approximately $20,000 and $19,000, respectively, under the Ripka Seller Note, which consists solely of amortization of the discount on the Ripka Seller Note.

Contingent Obligation – JR Seller (Ripka Earn-Out)

The Ripka earn-out is contingent upon the Ripka Brand achieving at least $6,000,000 of net royalty income from QVC during each of the 12-month periods ending on March 31, 2018 and 2019, and is payable in equal cash payments on each of May 15, 2018 and 2019. As of June 30, 2018, and December 31, 2017, the Ripka Earn-Out was $100,000 and $200,000, respectively. The Ripka Brand achieved the above-indicated threshold of net royalty income from QVC during the 12-month period ended March 31, 2018, and on May 15, 2018 the Company settled the $100,000 earnout due by reducing the principal amount owed by the Ripka Sellers to the Company under a promissory note (included in other current assets on the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2018). As of June 30, 2018, the remaining expected value (which approximates fair value) of the Ripka Earn-Out of $0.1 million was recorded in the current portion of long-term debt in the accompanying condensed consolidated balance sheet. As of December 31, 2017, the remaining expected value (which approximated fair value) of the Ripka Earn-Out of $0.2 million was recorded as long-term debt in the accompanying condensed consolidated balance sheets, of which $0.1 million was presented in the current portion of long-term debt.

Contingent Obligations – CW Seller (C Wonder Earn-Out)

In connection with the purchase of the C Wonder Brand, the Company agreed to pay the seller additional consideration (the “C Wonder Earn-Out”), which would be payable, if at all, in cash or shares of common stock of the Company, at the Company’s sole discretion, after June 30, 2019, with a value based on the royalties related directly to the assets the Company acquired pursuant to the purchase agreement. The value of the earn-out shall be calculated as the positive amount, if any, of (i) two times (A) the maximum net royalties as calculated for any single twelve month period commencing on July 1 and ending on June 30 between the closing date and June 30, 2019 (each, a “Royalty Target Year”) less (B) $4,000,000, plus (ii) two times the maximum royalty determined based on a percentage of retail and wholesale sales of C Wonder branded products by the Company as calculated for any single Royalty Target Year. The C Wonder Earn-Out of $2.85 million is recorded as long-term debt in the accompanying condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, based on the probability of the C Wonder Brand achieving certain net royalty income targets within the earn-out periods and then calculating the present value of the weighted average payment amount. In accordance with ASC Topic 480, the C Wonder Earn-Out obligation is classified as a liability in the accompanying condensed consolidated balance sheets because of the variable number of shares payable under the agreement.

As of June 30, 2018, and December 31, 2017, total contingent obligations were $2.95 million and $3.05 million, respectively.

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

XCEL BRANDS, INC. AND SUBSIDIARIE Notes to Unaudited Condensed Consolidated Financial Statements June 30, 2018 (Unaudited)

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

On April 2, 2018, the Company granted options to purchase an aggregate of 150,000 shares of common stock to non-management directors. The exercise price of the options is $3.00 per share, and 50% of the options will vest on each of April 2, 2019 and April 2, 2020.

The fair values of the options granted during the Current Quarter were estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected Volatility	20.91 – 29.65%
Expected Dividend Yield	0%
Expected Life (Term)	2.50 – 3.25 years
Risk-Free Interest Rate	2.33 – 2.39%

XCEL BRANDS, INC. AND SUBSIDIARIE Notes to Unaudited Condensed Consolidated Financial Statements June 30, 2018 (Unaudited)

A summary of the Company’s stock options activity for the Current Six Months is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	3,468,833	$5.38	4.14	$-
Granted	200,000	3.63
Canceled	-	-
Exercised	-	-
Expired/Forfeited	(52,666)	4.95
Outstanding at June 30, 2018, and expected to vest	3,616,167	$5.29	3.70	$-
Exercisable at June 30, 2018	1,741,422	$5.61	2.96	$-

Compensation expense related to stock options for the Current Quarter and the Prior Year Quarter was approximately $268,000 and $272,000, respectively. Compensation expense related to stock options for the Current Six Months and the Prior Year Six Months was approximately $548,000 and $574,000, respectively. Total unrecognized compensation expense related to unvested stock options at June 30, 2018 amounts to approximately $1,365,000 and is expected to be recognized over a weighted average period of 1.96 years.

The following table summarizes the Company’s stock option activity for non-vested options for the Current Six Months:

	Number of Options	Weighted Average Grant Date Fair Value
Balance at January 1, 2018	2,613,497	$1.23
Granted	200,000	0.56
Vested	(896,086)	1.26
Forfeited or Canceled	(42,666)	1.23
Balance at June 30, 2018	1,874,745	$1.14

Warrants

Warrants granted under the Plan expire at various times – either five, seven, or ten years from the date of grant, depending on the particular grant.

XCEL BRANDS, INC. AND SUBSIDIARIE Notes to Unaudited Condensed Consolidated Financial Statements June 30, 2018 (Unaudited)

A summary of the Company’s warrants activity for the Current Six Months is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding and exercisable at January 1, 2018	1,891,743	$6.81	1.92	$-
Granted	-	-
Canceled	-	-
Exercised	-	-
Expired/Forfeited	(312,500)	5.00
Outstanding and exercisable at June 30, 2018	1,579,243	$7.17	1.72	$-

No compensation expense was recognized in the Current Six Months or Prior Year Six Months related to warrants.

Restricted Stock

On March 14, 2018, the Company issued an aggregate of 90,209 shares of stock to certain non-executive employees, which vested immediately.

On April 2, 2018, the Company issued an aggregate of 48,000 shares of stock to certain non-management directors, which will vest evenly over two years, whereby 50% shall vest on April 2, 2019, and 50% shall vest on April 2, 2020.

On April 3, 2018, the Company issued an aggregate of 25,599 shares of stock to certain non-executive employees, which vested immediately.

On May 31, 2018, the Company issued an aggregate of 1,664 shares of stock to certain non-executive employees, which vested immediately.

On June 5, 2018, the Company issued an aggregate of 7,000 shares of stock to a consultant, which vested immediately.

A summary of the Company’s restricted stock activity for the Current Six Months is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	2,143,088	$5.35
Granted	172,472	3.14
Canceled	-	-
Vested	(584,639)	6.84
Expired/Forfeited	-	-
Outstanding at June 30, 2018	1,730,921	$4.63

Compensation expense related to restricted stock grants for the Current Quarter and Prior Year Quarter was approximately $193,000 and $451,000, respectively. Compensation expense related to restricted stock grants for the Current Six Months and Prior Year Six Months was approximately $420,000 and $1,232,000, respectively. Total unrecognized compensation expense related to unvested restricted stock grants at June 30, 2018 amounts to approximately $521,000 and is expected to be recognized over a weighted average period of 1.22 years.

Shares Available Under the Company’s 2011 Equity Incentive Plan

At June 30, 2018, there were 5,328,071 shares of common stock available for issuance under the Plan.

Shares Reserved for Issuance

At June 30, 2018, there were 10,523,481 shares of common stock reserved for issuance pursuant to unexercised warrants and stock options, or available for issuance under the Plan.

XCEL BRANDS, INC. AND SUBSIDIARIE Notes to Unaudited Condensed Consolidated Financial Statements June 30, 2018 (Unaudited)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic	18,314,775	18,449,210	18,324,130	18,561,453
Effect of exercise of warrants	-	363,834	364,070	-
Effect of exercise of stock options	-	-	12,711	-
Diluted	18,314,775	18,813,044	18,700,911	18,561,453

As a result of the net loss presented for the Current Quarter and Prior Year Six Months, the Company calculated diluted earnings per share using basic weighted-average shares outstanding for such period, as utilizing diluted shares would be anti-dilutive to loss per share.

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options and warrants	5,195,410	4,684,250	4,664,917	5,049,743

7.	Income Tax

The effective income tax rate for the Current Quarter and the Prior Year Quarter was approximately 111% and 72%, respectively, resulting in an income tax provision of $1,133,000 and $557,000, respectively.

The effective income tax rate for the Current Six Months and the Prior Year Six Months was approximately 80% and 122%, respectively, resulting in an income tax provision of $1,559,000 and $1,013,000, respectively.

In the Current Quarter the federal statutory rate differs from the effective tax rate primarily due to the tax impact from the vesting of restricted shares of common stock, which was treated as a discrete item for tax purposes. This item increased the effective rate by 56%. The effective tax rate was also attributable to state taxes and recurring permanent differences, which increased the effective tax rate by approximately 13% and 21%, respectively. In the Current Six Months the federal statutory rate differs from the effective tax rate primarily due to the tax impact from the vesting of restricted shares of common stock, which was treated as a discrete item for tax purposes. This item increased the effective rate by 32%. The effective tax rate was also attributable to state taxes and recurring permanent differences, which increased the effective tax rate by approximately 13% and 14%, respectively.

In the Prior Year Quarter, the effective tax rate was primarily attributable to the tax impact from the vesting of restricted shares of common stock, which was treated as a discrete item for tax purposes. This item increased the effective rate by 7% for the Prior Year Quarter and 57% for the Prior Year Six Months, respectively. The effective tax rate was also attributable to recurring permanent differences. Based on the amount of income before income taxes compared to the recurring permanent differences, the effective rate increased approximately by 31% for both the Prior Year Quarter and Prior Year Six Months.

XCEL BRANDS, INC. AND SUBSIDIARIE Notes to Unaudited Condensed Consolidated Financial Statements June 30, 2018 (Unaudited)

On December 22, 2017 the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 118, which provides guidance on accounting for the tax effects of the Tax Cuts and Job Act ("TCJA"). The purpose of SAB No. 118 was to address any uncertainty or diversity of view in applying ASC Topic 740, Income Taxes in the reporting period in which the TCJA was enacted. SAB No. 118 addresses situations where the accounting is incomplete for certain income tax effects of the TJCA upon issuance of a company’s financial statements for the reporting period that includes the enactment date. SAB No. 118 allows for a provisional amount to be recorded if it is a reasonable estimate of the impact of the TCJA. Additionally, SAB No. 118 allows for a measurement period to finalize the impacts of the TCJA, not to extend beyond one year from the date of enactment. The Company’s accounting for certain elements of the TCJA was incomplete as of the period ended December 31, 2017, and remains incomplete as of June 30, 2018. However, the Company was able to make reasonable estimates of the effects and, therefore, recorded provisional estimates for these items at December 31, 2017. There have been no changes to the provisional estimates recorded as of December 31, 2017 during the three and six months ended June 30, 2018.

8.	Related Party Transactions

Benjamin Malka

Concurrent with the acquisition of the H Halston Brand on December 22, 2014, the Company and The H Company IP, LLC (“HIP”) entered into a license agreement (the “HIP License Agreement”), which was subsequently amended September 1, 2015. Benjamin Malka, a director of the Company, is a 25% equity holder of HIP’s parent company, House of Halston LLC (“HOH”), and is Chief Executive Officer of HOH. The HIP license agreement provides for royalty payments including guaranteed minimum royalties to be paid to the Company during the initial term that expires on December 31, 2019. The terms of this agreement are being renegotiated (See below).

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

We are negotiating proposed new arrangements and are operating under those terms as an at-will license as set forth below:

•	The HIP Trademark Usage and Royalty Participation Agreement, which has an initial term that expires on December 31, 2020 unless sooner terminated or renewed. We shall pay to HIP: (i) 50% of the excess H Halston Royalty paid to us under the DRT Licenses and any other third party licenses that we may enter into; (ii) 25% of the excess developed brand royalty paid to us for the Highline Collective Brand under the DRT Licenses, and 20% of the excess developed brand royalty paid to us for any subsequent developed brand under the DRT Licenses, and (iii) 10% of the excess private label brand royalty paid to us under the DRT Licenses and during the first term only of the DRT Licenses. Additionally, we have the right, but not the obligation, at any time after January 31, 2023, to terminate the obligations under points (ii) and (iii) above by paying to HIP an amount equal to four times the sum of the developed brand credits and private label credits for the contract year ending on January 31, 2023 (the "Buy Out Payment''). The Buy-Out Payment may be payable by us and at our sole discretion either (a) in cash, or (b) in a number of common shares of Xcel calculated based on the amount of the Buy-Out Payment divided by the average closing price for common shares of Xcel on a national exchange for the preceding five trading days, subject to a minimum price for common shares of Xcel of $7.00 per common share. Once effective, it will terminate and replace the HIP Sublicense Agreement.

•	A license and supply agreement with the Halston Operating Company, LLC (“HOC”), a subsidiary of HOH, with an initial term of January 31, 2022, subject to renewal. Under the HOC at-will license and supply agreement, HOC shall provide licensed products for sale to pre-approved retailers, including HBC and Dillard’s, and shall also be responsible for overseeing the visual merchandising and in-store retail environments for such approved retailers, as well as be responsible for training and oversight of any retail staff responsible for selling the licensed products within HBC and Dillard’s, as reasonably agreed upon between HOC and HBC and Dillard’s. The HOC at-will license and supply agreement provides for, among other things, design fees of $1.2 million for the period from July 1, 2017 through December 31, 2017, subsequent design fees of $2.4 million for the contractual periods ending on January 31, 2019, 2020, 2021, and 2022, respectively, and sales-based royalties on the categories of products licensed under the agreement and the contractual year of payment. Once effective, it will terminate and replace the HIP License Agreement.

XCEL BRANDS, INC. AND SUBSIDIARIE Notes to Unaudited Condensed Consolidated Financial Statements June 30, 2018 (Unaudited)

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

The Company recorded approximately $0.7 million and $0 of revenue from HOC for the Current Quarter and the Prior Year Quarter, respectively. The Company recorded approximately $1.3 million and $0 of revenue from HOC for the Current Six Months and the Prior Six Months, respectively. The Company had a receivable balance of approximately $1.3 million and $0.8 million due from HOC as of June 30, 2018 and December 31, 2017, respectively.

In addition, the Company recorded $0 of HIP fees (as a reduction to net revenue) for the Current Quarter and the Prior Year Quarter, and $0 and $9,000 of HIP fees (as a reduction to net revenue) for the Current Six Months and the Prior Six Months, respectively.

In June 2018, the Company had a prepaid balance of $0.2 million to HIP to be applied against future fees due to HIP, which is recorded as a prepaid in other assets as of June 30, 2018.

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

The remaining balance of the exit cost liability related to the former office space was approximately $570,000 as of June 30, 2018, of which $216,000 was recorded in other current liabilities and $354,000 was recorded in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. The balance of this liability will be paid out over a period of approximately 3.7 years, through February 2022.

A summary of the activity related to the exit cost liability for the Current Six Months and Prior Year Six Months is as follows:

($ in thousands)	2018	2017
Balance as of January 1,	$624	$783
Cash payments, net	(62)	(56)
Adjustment to liability (revision to estimated cash flows)	-	(25)
Accretion	8	11
Balance as of June 30,	$570	$713

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Summary of Operating Results

The three months ended June 30, 2018 (the “Current Quarter”) compared with the three months ended June 30, 2017 (the “Prior Year Quarter”)

Total Revenues

Current Quarter total revenue increased approximately $0.12 million to $8.49 million from $8.37 million for the Prior Year Quarter. Our jewelry wholesale and ecommerce sales contributed approximately $0.35 million to the overall increase in total revenue in the Current Quarter. Net licensing revenue decreased approximately $0.23 million to $8.14 million in the Current Quarter compared to $8.37 million in the Prior Year Quarter as higher licensing revenue from our ongoing interactive business was primarily offset by lower revenue of $0.38 million associated with the termination and transition of the C Wonder Brand from QVC, whose sell-off period terminated in January 2018. Net revenue consists of total revenues less cost of goods sold from jewelry wholesale and ecommerce sales.

Additionally, net revenue for our jewelry wholesale and ecommerce business was $0.12 million and $0 in the Current Quarter and Prior Year Quarter, respectively.

Operating Costs and Expenses

Operating costs and expenses decreased approximately $0.28 million to $6.97 million for the Current Quarter from approximately $7.25 million in the Prior Year Quarter. This decrease was primarily attributable to a decrease in total compensation, including stock-based compensation, of approximately $0.50 million partially offset primarily by an increase in other design and marketing costs of approximately $0.17 million primarily due to costs associated with the continued development and expansion of our department store business, and an increase in depreciation and amortization of $0.07 million, attributable to increased property and equipment capital expenditures compared to the Prior Year Quarter.

Interest and Finance Expense

Interest and finance expense for the Current Quarter decreased by approximately $0.08 million to $0.27 million, compared with $0.35 million in the Prior Year Quarter. This decrease was primarily attributable to lower interest expense of $0.07 million on our term debt due to a lower principal balance.

Income Tax Provision

In the Current Quarter the federal statutory rate differs from the effective tax rate primarily due to the tax impact from the vesting of restricted shares of common stock, which was treated as a discrete item for tax purposes. This item increased the effective rate by 56%. The effective tax rate was also attributable to state taxes and recurring permanent differences, which increased the effective tax rate by approximately 13% and 21%, respectively.

The effective income tax rate for the Prior Year Quarter was approximately 72% resulting in a $0.56 million income tax provision. During the Prior Year Quarter, the effective tax rate was primarily attributable to the tax impact from the vesting of restricted shares of common stock, which was treated as a discrete item for tax purposes. This item increased the effective rate by 7%. The effective tax rate was also attributable to recurring permanent differences. Based on the amount of income before income taxes compared to the recurring permanent differences, the effective rate increased by 31%.

On December 22, 2017 the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 118, which provides guidance on accounting for the tax effects of the Tax Cuts and Job Act ("TCJA"). The purpose of SAB No. 118 was to address any uncertainty or diversity of view in applying ASC Topic 740, Income Taxes in the reporting period in which the TCJA was enacted. SAB No. 118 addresses situations where the accounting is incomplete for certain income tax effects of the TJCA upon issuance of a company’s financial statements for the reporting period that includes the enactment date. SAB No. 118 allows for a provisional amount to be recorded if it is a reasonable estimate of the impact of the TCJA. Additionally, SAB No. 118 allows for a measurement period to finalize the impacts of the TCJA, not to extend beyond one year from the date of enactment. The Company’s accounting for certain elements of the TCJA was incomplete as of the period ended December 31, 2017, and remains incomplete as of June 30, 2018. However, the Company was able to make reasonable estimates of the effects and, therefore, recorded provisional estimates for these items at December 31, 2017. There have been no changes to the provisional estimates recorded as of December 31, 2017 during the three and six months ended June 30, 2018.

Net (Loss) Income

We had a net loss of $0.11 million for the Current Quarter, compared to net income of $0.21 million for the Prior Year Quarter.

Non-GAAP Net Income, Non-GAAP Diluted EPS, and Adjusted EBITDA

We had non-GAAP net income of approximately $1.5 million, or $0.08 per diluted share (“non-GAAP diluted EPS”) for each of the Current Quarter and for the Prior Year Quarter. Non-GAAP net income is a non-GAAP unaudited term, which we define as net income (loss), exclusive of stock-based compensation, non-cash interest and finance expense from discounted debt related to acquired assets, and deferred tax provision. Non-GAAP net income and non-GAAP diluted EPS measures do not include the tax effect of the aforementioned adjusting items, due to the nature of these items and the Company’s tax strategy.

Additionally, net revenue for our jewelry wholesale and ecommerce business was $0.12 million and $0 in the Current Quarter and Prior Year Quarter, respectively.

We had Adjusted EBITDA of $2.22 million for the Current Quarter, compared with Adjusted EBITDA of $2.26 million for the Prior Year Quarter. Adjusted EBITDA is a non-GAAP unaudited measure, which we define as net income before stock-based compensation, interest and finance expense, income taxes, other state and local franchise taxes, and depreciation and amortization.

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

The following table is a reconciliation of net (loss) income (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net income:

	Three Months Ended June 30,
($ in thousands)	2018	2017
Net (loss) income	$(113)	$213
Non-cash interest and finance expense	10	10
Stock-based compensation	461	723
Deferred income tax provision	1,133	557
Non-GAAP net income	$1,491	$1,503

The following table is a reconciliation of diluted (loss) earnings per share (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted EPS:

	Three Months Ended June 30,
	2018	2017
Diluted (loss) earnings per share	$(0.01)	$0.01
Non-cash interest and finance expense	0.00	0.00
Stock-based compensation	0.03	0.04
Deferred income tax provision	0.06	0.03
Non-GAAP diluted EPS	$0.08	$0.08
Non-GAAP weighted average diluted shares	18,680,926	18,813,044

The following table is a reconciliation of basic weighted average shares outstanding (presented in accordance with GAAP) to non-GAAP weighted average diluted shares:

	Three Months Ended June 30,
	2018	2017
Basic weighted average shares	18,314,775	18,449,210
Effect of exercising warrants	363,961	363,834
Effect of exercising stock options	2,190	-
Non-GAAP weighted average diluted shares	18,680,926	18,813,044

The following table is a reconciliation of net (loss) income (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Three Months Ended June 30,
($ in thousands)	2018	2017
Net (loss) income	$(113)	$213
Depreciation and amortization	456	390
Interest and finance expense	266	348
Income tax provision	1,133	557
State and local franchise taxes	14	27
Stock-based compensation	461	723
Adjusted EBITDA	$2,217	$2,258

The six months ended June 30, 2018 (the “Current Six Months”) compared with the six months ended June 30, 2017 (the “Prior Year Six Months”)

Total Revenues

Current Six Months total revenue increased approximately $0.45 million to $17.25 million from $16.80 million for the Prior Year Six Months. Our jewelry wholesale and ecommerce sales contributed $0.63 million to the overall increase in total revenues in the Current Six Months. Our net licensing revenue decreased approximately $0.18 million to $16.62 million in the Current Six Months compared to $16.80 million in the Prior Year Six Months as higher licensing revenue from our ongoing interactive business and wholesale and department store business were offset by lower revenue of $0.68 million associated with the termination and transition of the C Wonder Brand from QVC, whose sell-off period terminated in January 2018. Net revenue consists of total revenues less cost of goods sold from jewelry wholesale and ecommerce sales.

Additionally, net revenue for our jewelry wholesale and ecommerce business was $0.22 million and $0 in the Current Six Months and Prior Year Six Months, respectively.

Operating Costs and Expenses

Operating costs and expenses decreased approximately $0.90 million to $14.35 million for the Current Six Months from approximately $15.25 million in the Prior Year Six Months. This decrease was primarily attributable to a decrease in total compensation, including stock-based compensation, of approximately $1.02 million, partially offset primarily by an increase in depreciation and amortization of $0.08 million, attributable to increased property and equipment capital expenditures compared to the Prior Year Six Months, and an increase in other design and marketing costs of approximately $0.04 million.

Interest and Finance Expense

Interest and finance expense for the Current Six Months decreased by approximately $0.18 million to $0.55 million, compared with $0.73 million in the Prior Year Six Months. This decrease was primarily attributable to lower interest expense of $0.15 million on our term debt due to a lower principal balance.

Income Tax Provision

In the Current Six Months the federal statutory rate differs from the effective tax rate primarily due to the tax impact from the vesting of restricted shares of common stock, which was treated as a discrete item for tax purposes. This item increased the effective rate by 32%. The effective tax rate was also attributable to state taxes and recurring permanent differences, which increased the effective tax rate by approximately 13% and 14%, respectively.

The effective income tax rate for the Prior Year Six Months was approximately 122% resulting in a $1.01 million income tax provision. During the Prior Year Six Months, the effective tax rate was primarily attributable to the tax impact from the vesting of restricted shares of common stock, which was treated as a discrete item for tax purposes. This item increased the effective rate by 57%. The effective tax rate was also attributable to recurring permanent differences. Based on the amount of income before income taxes compared to the recurring permanent differences, the effective rate increased by 31%.

On December 22, 2017 the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 118, which provides guidance on accounting for the tax effects of the Tax Cuts and Job Act ("TCJA"). The purpose of SAB No. 118 was to address any uncertainty or diversity of view in applying ASC Topic 740, Income Taxes in the reporting period in which the TCJA was enacted. SAB No. 118 addresses situations where the accounting is incomplete for certain income tax effects of the TJCA upon issuance of a company’s financial statements for the reporting period that includes the enactment date. SAB No. 118 allows for a provisional amount to be recorded if it is a reasonable estimate of the impact of the TCJA. Additionally, SAB No. 118 allows for a measurement period to finalize the impacts of the TCJA, not to extend beyond one year from the date of enactment. The Company’s accounting for the certain elements of the TCJA was incomplete as of the period ended December 31, 2017, and remains incomplete as of June 30, 2018. However, the Company was able to make reasonable estimates of the effects and, therefore, recorded provisional estimates for these items at December 31, 2017. There have been no changes to the provisional estimates recorded as of December 31, 2017 during the three and six months ended June 30, 2018.

Net Income (Loss)

We had net income of $0.39 million for the Current Six Months, compared to a net loss of $0.19 million for the Prior Year Six Months.

Non-GAAP Net Income, Non-GAAP Diluted EPS, and Adjusted EBITDA

We had non-GAAP net income of $2.93 million, or $0.16 per diluted share (“non-GAAP diluted EPS”) for the Current Six Months, compared with non-GAAP net income of $2.65 million, or non-GAAP diluted EPS of $0.14 for the Prior Year Six Months. The Company had Adjusted EBITDA of $4.38 million for the Current Six Months, compared with Adjusted EBITDA of $4.20 million for the Prior Year Six Months.

The following table is a reconciliation of net income (loss) (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net income:

	Six Months Ended June 30,
($ in thousands)	2018	2017
Net income (loss)	$387	$(186)
Non-cash interest and finance expense	20	19
Stock-based compensation	968	1,806
Deferred income tax provision	1,559	1,013
Non-GAAP net income	$2,934	$2,652

The following table is a reconciliation of diluted earnings (loss) per share (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted EPS:

	Six Months Ended June 30,
	2018	2017
Diluted earnings (loss) per share	$0.02	$(0.01)
Non-cash interest and finance expense	0.00	0.00
Stock-based compensation	0.06	0.10
Deferred income tax provision	0.08	0.05
Non-GAAP diluted EPS	$0.16	$0.14
Non-GAAP weighted average diluted shares	18,700,911	18,925,978

The following table is a reconciliation of basic weighted average shares outstanding (presented in accordance with GAAP) to non-GAAP weighted average diluted shares:

	Six Months Ended June 30,
	2018	2017
Basic weighted average shares	18,324,130	18,561,453
Effect of exercising warrants	364,070	364,197
Effect of exercising stock options	12,711	328
Non-GAAP weighted average diluted shares	18,700,911	18,925,978

The following table is a reconciliation of net income (loss) (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Six Months Ended June 30,
($ in thousands)	2018	2017
Net income (loss)	$387	$(186)
Depreciation and amortization	867	784
Interest and finance expense	552	726
Income tax provision	1,559	1,013
State and local franchise taxes	47	56
Stock-based compensation	968	1,806
Adjusted EBITDA	$4,380	$4,199

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund working capital needs, acquire new brands, and to a lesser extent, capital expenditures. At June 30, 2018 and December 31, 2017, our cash and cash equivalents were $7.64 million and $10.19 million, respectively.

Restricted cash at June 30, 2018 and December 31, 2017 consisted of (i) $1.11 million of cash deposited with Bank Hapoalim B.M. (“BHI”) as collateral for an irrevocable standby letter of credit associated with the lease of our current corporate office and operating facilities at 1333 Broadway, New York City, and (ii) $0.40 million of cash held as a security deposit for the sublease of our former corporate offices at 475 Tenth Avenue, New York City by us to a third-party subtenant.

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

Changes in Working Capital

Our working capital (current assets less current liabilities) was $10.13 million and $10.20 million as of June 30, 2018 and December 31, 2017, respectively. Commentary on the components of our cash flows for the Current Quarter as compared with the Prior Year Quarter is set forth below.

Operating Activities

Net cash provided by operating activities was approximately $1.96 million in the Current Six Months, compared with net cash provided by operating activities of approximately $0.42 million in the Prior Year Six Months.

The Current Six Months cash provided by operating activities was primarily attributable to the combination of net income of $0.39 million plus non-cash expenses of approximately $3.50 million and net change in operating assets and liabilities of approximately $(1.93) million. Non-cash net expenses mainly consisted of $1.56 million of deferred income tax provision, $0.97 million of stock-based compensation, $0.87 million of depreciation and amortization, and non-cash interest and other finance costs of $0.11 million. The net change in operating assets and liabilities includes a net increase in accounts receivable of $1.54 million, an increase in accounts payable, accrued expenses and other current liabilities of $0.53 million, all primarily due to timing of collections and payments, an increase in inventory attributable to our jewelry wholesale and e-commerce operations of approximately $0.79 million, and a decrease in other liabilities of $0.08 million attributable to accrued rent.

The Prior Year Six Months cash provided by operating activities was primarily attributable to the combination of a net loss of $(0.19) million and non-cash expenses of approximately $3.72 million, partially offset by the net change in operating assets and liabilities of approximately $(3.11) million. Non-cash expenses mainly consisted of $1.81 million of stock-based compensation, $1.01 million of deferred income tax provision, $0.78 million of depreciation and amortization, and $0.12 million of amortization of debt discount and deferred finance costs. The net change in operating assets and liabilities included a net increase in accounts receivable of $1.78 million, and a decrease in accounts payable, accrued expenses and other current liabilities of $1.39 million, primarily attributable to bonus payouts and overall timing of payments.

Investing Activities

Net cash used in investing activities for the Current Six Months was approximately $1.08 million, compared with approximately $0.16 million in the Prior Year Six Months. Cash used in investing activities for both the Current Quarter and Prior Year Quarter was primarily attributable to capital expenditures.

Financing Activities

Net cash used in financing activities for the Current Six Months was approximately $3.43 million, attributable to payments on our senior term debt obligation of $2.00 million, payment on our IM Seller Note obligation of approximately $0.73 million, and shares repurchased related to vested restricted stock in exchange for withholding taxes of $0.70 million.

Net cash used in financing activities for the Prior Year Six Months was approximately $6.77 million, primarily attributable to payments on our senior term debt obligation of $5.25 million, payment on our IM Seller Note obligation of $0.71 million, and shares repurchased related to vested restricted stock in exchange for withholding taxes of $0.80 million.

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

In May 2017, we entered into an agreement with QVC to terminate our interactive television license agreement for the C Wonder brand, under which QVC remained obligated to pay royalties to us through January 2018, and QVC will retain exclusive rights with respect to C Wonder branded products for interactive television, excluding certain permitted international entities, through May 2018. We have licensed several categories for C Wonder and expect to launch C Wonder in Asia later this year. In addition, we are pursuing new domestic distribution channels and have entered into new contractual agreements for the C Wonder brand.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 30, 2018, for a discussion of our critical accounting policies. During the six months ended June 30, 2018, there were no material changes to these policies.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2018, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2018 such that the information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

B. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

There have not been any significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered or registered securities during the six months ended June 30, 2018.

The following table provides information with respect to shares of common stock we repurchased during the six months ended June 30, 2018:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program
March 1, 2018 to March 31, 2018 (i)	43,638	$3.25	-
April 1, 2018 to April 30, 2018 (i)	181,486	3.09	-
May 1, 2018 to May 31, 2018 (i)	107	2.80	-
June 1, 2018 to June 30, 2018 (i)	-	-
Total	225,231	$3.12	-

(i)	The shares were exchanged from employees and directors in connection with the income tax withholding obligations on behalf of such employees and directors from the vesting of stock grants.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

Date: August 14, 2018	By:	/s/ Robert W. D’Loren
Name: Robert W. D’Loren
Title: Chairman and Chief Executive Officer

	By:	/s/ James Haran
Name: James Haran
Title: Chief Financial Officer and Vice President