Form 10-Q
period 2018-09-30
XCel Brands, Inc.
filed 2018-11-14
CIK 1083220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒     No    ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐    No    ☒

As of November 10, 2018, there were 18,284,536 shares of common stock, $.001 par value per share, of the issuer outstanding.

XCEL BRANDS, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
	(Unaudited)	(Note 1)
Assets
Current Assets:
Cash and cash equivalents	$8,638	$10,185
Accounts receivable, net	9,640	8,528
Inventory	924	-
Prepaid expenses and other current assets	1,508	592
Total current assets	20,710	19,305
Property and equipment, net	2,999	2,376
Trademarks and other intangibles, net	109,272	110,120
Restricted cash	1,509	1,509
Other assets	726	1,708
Total non-current assets	114,506	115,713
Total Assets	$135,216	$135,018

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$2,499	$1,260
Accrued payroll	1,653	2,270
Deferred revenue	13	16
Current portion of long-term debt	5,315	5,459
Current portion of long-term debt, contingent obligations	2,950	100
Total current liabilities	12,430	9,105
Long-Term Liabilities:
Long-term debt, less current portion	12,266	19,389
Deferred tax liabilities, net	8,092	6,375
Other long-term liabilities	2,307	2,455
Total long-term liabilities	22,665	28,219
Total Liabilities	35,095	37,324

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares authorized at September 30, 2018 and December 31, 2017, respectively, and 18,266,202 and 18,318,961 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	18	18
Paid-in capital	100,055	98,997
Retained earnings (accumulated deficit)	48	(1,321)
Total Stockholders' Equity	100,121	97,694

Total Liabilities and Stockholders' Equity	$135,216	$135,018

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues
Net licensing revenue	$7,823	7,890	$24,445	$24,690
Sales	444	-	1,075	-
Total revenue	8,267	7,890	25,520	24,690
Cost of goods sold (sales)	231	-	640	-
Net revenues	8,036	7,890	24,880	24,690

Operating costs and expenses
Salaries, benefits and employment taxes	3,815	4,079	12,361	12,806
Other design and marketing costs	639	287	2,194	1,803
Other selling, general and administrative expenses	1,281	1,188	3,691	3,602
Stock-based compensation	447	690	1,415	2,496
Depreciation and amortization	456	389	1,323	1,173
Total operating costs and expenses	6,638	6,633	20,984	21,880

Operating income	1,398	1,257	3,896	2,810

Interest and finance expense
Interest expense - term debt	224	273	706	905
Other interest and finance charges	34	41	104	135
Total interest and finance expense	258	314	810	1,040

Income before income taxes	1,140	943	3,086	1,770

Income tax provision	158	691	1,717	1,704

Net income	$982	$252	$1,369	$66

Basic net income per share:	$0.05	$0.01	$0.07	$0.00

Diluted net income per share:	$0.05	$0.01	$0.07	$0.00

Basic weighted average common shares outstanding	18,266,202	18,470,977	18,304,608	18,530,963
Diluted weighted average common shares outstanding	18,267,043	18,872,753	18,310,654	18,896,418

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months Ended September 30,
	2018	2017

Cash flows from operating activities
Net income	$1,369	$66
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,323	1,173
Amortization of deferred finance costs	129	146
Stock-based compensation	1,415	2,496
Amortization of note discount	31	28
Deferred income tax provision	1,717	1,704
Changes in operating assets and liabilities:
Accounts receivable	(1,112)	(2,548)
Inventory	(924)	-
Prepaid expenses and other assets	(51)	211
Accounts payable, accrued expenses and other current liabilities	967	(1,237)
Deferred revenue	(3)	(161)
Other liabilities	(148)	456
Net cash provided by operating activities	4,713	2,334

Cash flows from investing activities
Cost to acquire intangible assets	-	(23)
Purchase of property and equipment	(1,099)	(167)
Net cash used in investing activities	(1,099)	(190)

Cash flows from financing activities
Shares repurchased including vested restricted stock in exchange for
withholding taxes	(702)	(814)
Payment of deferred finance costs	-	(7)
Payment of long-term debt	(4,459)	(7,177)
Net cash used in financing activities	(5,161)	(7,998)

Net decrease in cash, cash equivalents, and restricted cash	(1,547)	(5,854)

Cash, cash equivalents, and restricted cash at beginning of period	11,694	15,636

Cash, cash equivalents, and restricted cash at end of period	$10,147	$9,782

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$8,638	$8,273
Restricted cash	1,509	1,509
Total cash, cash equivalents, and restricted cash	$10,147	$9,782

Supplemental disclosure of non-cash activities:
Settlement of Ripka earnout through offset to note receivable	$100	$-

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$258	$151
Cash paid during the period for interest	$754	$1,175

See Notes to Unaudited Condensed Consolidated Financial Statements.

XCEL BRANDS, INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements September 30, 2018 (Unaudited)

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

The Company is a media and consumer products company. It is engaged in the design, production, marketing, wholesale, direct-to-consumer sales and licensing of branded apparel, footwear, accessories, jewelry, home goods, and other consumer products, and the acquisition of dynamic consumer lifestyle brands. The Company has developed a Fast-to-Market capability driven by its proprietary integrated technology platform. Currently, the Company’s brand portfolio consists of the Isaac Mizrahi brand (the "Isaac Mizrahi Brand"), the Judith Ripka brand (the “Ripka Brand”), the H by Halston and H Halston brands (collectively, the “H Halston Brands”), the C Wonder brand (the “C Wonder Brand”), and the Highline Collective brand.

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

Commencing with the quarter ended March 31, 2018, the Company separately presented in the Condensed Consolidated Statements of Operations sales and cost of goods sold relating to its jewelry wholesale and e-commerce operations. As of September 30, 2018, the inventory balance related to this business is approximately $0.92 million on our Condensed Consolidated Balance Sheet. Inventory is stated at the lower of cost or market value.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Recently Issued Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU adds, modifies and removes several disclosure requirements relative to the three levels of inputs used to measure fair value in accordance with Topic 820, “Fair Value Measurement.” This guidance is effective for public companies for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.

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

XCEL BRANDS, INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements September 30, 2018 (Unaudited)

In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”), which largely aligns the accounting for share-based payment awards issued to employees and nonemployees. Under previous GAAP, the accounting for nonemployee share-based payments differed from that applied to employee awards, particularly with regard to the measurement date and the impact of performance conditions. Under the new guidance, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. Changes to the accounting for nonemployee awards include:

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

This new accounting guidance is effective for public companies for fiscal years beginning after December 15, 2018 (i.e., calendar years beginning on January 1, 2019), including interim periods within those fiscal years. The guidance should be applied to all new awards granted after the date of adoption. In addition, all liability-classified awards that have not been settled and equity-classified awards for which a measurement date has not been established by the adoption date should be remeasured at fair value as of the adoption date with a cumulative effect adjustment to opening retained earnings in the fiscal year of adoption. Early adoption is permitted. The adoption of ASU 2018-07 did not have a material impact on the Company’s consolidated financial statements.

2.	Trademarks and Other Intangibles

Trademarks and other intangibles, net consist of the following:

		September 30, 2018
($ in thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks (indefinite-lived)	n/a	$96,707	$-	$96,707
Trademarks (definite-lived)	15 years	15,463	3,263	12,200
Non-compete agreement	7 years	561	301	260
Copyrights and other intellectual property	10 years	190	85	105
Total		$112,921	$3,649	$109,272

		December 31, 2017
($ in thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks (indefinite-lived)	n/a	$96,707	$-	$96,707
Trademarks (definite-lived)	15 years	15,463	2,490	12,973
Non-compete agreement	7 years	561	240	321
Copyrights and other intellectual property	10 years	190	71	119
Total		$112,921	$2,801	$110,120

Amortization expense for intangible assets was approximately $0.28 million in each of the three-month periods ended September 30, 2018 and 2017.

XCEL BRANDS, INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements September 30, 2018 (Unaudited)

Amortization expense for intangible assets was approximately $0.85 million in each of the nine-month periods ended September 30, 2018 and 2017.

The trademarks related to the Isaac Mizrahi Brand, the Ripka Brand, and the H Halston Brands have been determined to have indefinite useful lives and, accordingly, no amortization has been recorded for these assets.

3.	Revenue Recognition and Significant Contracts

The Company adopted ASC 606 under the modified retrospective adoption method effective January 1, 2018, by applying the new guidance only to contracts that were not completed at the date of initial application. The Company’s evaluation of the impact of the adoption of the new revenue standard on its consolidated financial statements included the identification of revenue within the scope of the guidance and the evaluation of applicable revenue contracts. The Company performed an extensive analysis of its existing contracts with customers and its revenue recognition policies and determined that the adoption did not result in material differences from the Company’s prior revenue recognition policies. In addition, the adoption of ASC 606 did not result in material differences in the amount of revenue recognized in the current quarter and year-to-date period when compared to the amount of revenue that would have been recognized in the current quarter and year-to-date period under the old guidance. The Company recognizes revenue continuously over time as it satisfies its continuous obligation of granting access to its licensed intellectual properties, which are deemed symbolic intellectual properties under the new revenue guidance. Payments are typically due after sales have occurred and have been reported by the licensees or, whereas applicable, in accordance with minimum guaranteed payments provisions. The timing of performance obligations is typically consistent with the timing of payments, however there may be differences if contracts provide for advances or significant escalations of contractually guaranteed minimum payments. There were no such differences that would have a material impact on our unaudited condensed consolidated balance sheet at September 30, 2018 or December 31, 2017. In accordance with ASC 606-10-55-65, the Company recognizes revenue at the later of when (1) the subsequent sale or usage occurs or (2) the performance obligation to which some or all of the sales- or usage-based royalty has been allocated is satisfied (in whole or in part). More specifically, the Company separately identifies:

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

The Company does not typically perform by transferring goods or services to customers before the customer pays consideration or before payment is due, thus the implementation of ASC 606 did not result in material contract assets in accordance with ASC 606-10-45-3. The Company’s unconditional right to receive consideration based on the terms and conditions of licensing contracts is presented as accounts receivable on the accompanying condensed consolidated balance. The Company typically does not receive consideration in advance of performance and, consequently, amounts of contract liabilities as defined by ASC 606-10-45-2 were not material as of September 30, 2018 and December 31, 2017.

The Company does not disclose the amount attributable to unsatisfied or partially satisfied performance obligations for variable revenue contracts (identified under “View A” above) in accordance with the optional exemption allowed under ASC 606. The Company did not have any revenue recognized in the reporting period from performance obligations satisfied, or partially satisfied, in previous periods. Remaining minimum guaranteed payments for active contracts as of September 30, 2018 are expected to be recognized ratably in accordance with View C over the remaining term of each contract based on the passage of time and through December 2023.

XCEL BRANDS, INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements September 30, 2018 (Unaudited)

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

QVC Agreements

Under the Company’s agreements with QVC, QVC is required to pay the Company fees based primarily on a percentage of its net sales of Isaac Mizrahi, Ripka, H Halston, and C Wonder branded merchandise. QVC royalty revenue represents a significant portion of the Company’s total revenues. Net revenues from QVC totaled $6.42 million and $6.32 million for the current and prior year quarter, respectively, representing approximately 80% of the Company’s net revenues for each quarter. Net revenues from QVC totaled $19.90 million and $20.33 million for the current and the prior year nine months, respectively, representing approximately 80% and 82% of the Company’s net revenues, respectively. As of September 30, 2018, and December 31, 2017, the Company had receivables from QVC of $6.45 million and $5.47 million, respectively, representing approximately 67% and 64% of the Company’s total receivables, respectively.

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

4.	Debt

The Company’s net carrying amount of debt was comprised of the following:

($ in thousands)	September 30, 2018	December 31, 2017
Xcel Term Loan	$16,500	$19,500
Unamortized deferred finance costs related to term loan	(234)	(346)
IM Seller Note	742	2,201
Ripka Seller Note	573	543
Contingent obligation - JR Seller	100	200
Contingent obligation - CW Seller	2,850	2,850
Total	20,531	24,948
Current portion of long term debt (i)	5,315	5,459
Current Portion of long term debt, contingent obligations (ii)	2,950	100
Long-term debt	$12,266	$19,389

(i)

The current portion of long-term debt as of September 30, 2018 consists of (a) $4.0 million related to the Xcel Term Loan, (b) $0.74 million related to the IM Seller Note, and (c) $0.57 million related to the Ripka Seller Note.

(ii)	The current portion of long-term debt, contingent obligations as of September 30, 2018 consists of (a) $0.1 million related to the contingent obligation - JR Seller and (b) $2.85 million related to the C Wonder contingent obligation in connection with the purchase of the C Wonder Brand.

Xcel Term Loan

On February 26, 2016, Xcel and its wholly owned subsidiaries, IM Brands, LLC, JR Licensing, LLC, H Licensing, LLC, C Wonder Licensing, LLC, Xcel Design Group, LLC, IMNY Retail Management, LLC, and IMNY E-Store, USA, LLC (each a “Guarantor” and collectively, the “Guarantors”), as Guarantors, entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with BHI (Bank Hapoalim B.M.) as agent, and the financial institutions party thereto as lenders (the “Lenders”). The Loan Agreement amended and restated the IM Term Loan, the JR Term Loan, and the H Term Loan. Pursuant to the Loan Agreement, Xcel assumed the obligations of each of IM Brands, LLC, JR Licensing, LLC, and H Licensing, LLC under the respective term loans with BHI in the aggregate principal amount of $27,875,000 (the loan under the Loan Agreement is referred to as the “Xcel Term Loan”).

XCEL BRANDS, INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements September 30, 2018 (Unaudited)

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

The Xcel Term Loan matures on January 1, 2021. Principal on the Xcel Term Loan is payable in quarterly installments on each of January 1, April 1, July 1 and October 1. As of September 30, 2018, the aggregate remaining scheduled annual principal payments under the Second Amendment to the Loan Agreement were as follows:

($ in thousands) Year Ending December 31,	Amount of Principal Payment
2018 (October 1 through December 31)	$1,000
2019	4,000
2020	4,000
2021	7,500
Total	$16,500

Commencing with the fiscal year ending December 31, 2017, the Company is required to repay a portion of the Xcel Term Loan in an amount equal to 10% of the excess cash flow for the fiscal year; provided that no early termination fee shall be payable with respect to any such payment (the “Excess Cash Flow Principal Payment”). Excess cash flow means, for any period, cash flow from operations (before certain permitted distributions) less (i) capital expenditures not made through the incurrence of indebtedness, (ii) all cash interest and principal and taxes paid or payable during such period, and (iii) all dividends declared and paid during such period to equity holders of any credit party treated as a disregarded entity for tax purposes. The estimated Excess Cash Flow Principal Payment provision of the Xcel Term Loan is expected to be minimal for the year ending December 31, 2018. As of September 30, 2018, there was no allocation to the current portion of long-term debt relating to the Excess Cash Flow Principal Payment.

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

XCEL BRANDS, INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements September 30, 2018 (Unaudited)

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

The Company was in compliance with all applicable covenants as of September 30, 2018.

Interest on the Xcel Term Loan accrues at a fixed rate of 5.1% per annum and is payable on each day on which the scheduled principal payments are required to be made. For the current and prior year quarter, the Company incurred interest expense on its senior term loan debt with BHI of approximately $215,000 and $257,000, respectively. For the current and prior year nine months, the Company incurred interest expense on its senior term loan debt with BHI of approximately $677,000 and $852,000, respectively.

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

As of September 30, 2018, the aggregate remaining annual principal payment under the IM Seller Note was as follows:

($ in thousands) Year Ending December 31,	Amount of Principal Payment
2018 (October 1 through December 31)	$-
2019	742
Total	$742

XCEL BRANDS, INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements September 30, 2018 (Unaudited)

For the current and prior year quarter, the Company incurred interest expense of approximately $8,000 and $16,000, respectively, under the IM Seller Note. For the current nine months and the prior year nine months, the Company incurred interest expense of approximately $29,000 and $53,000, respectively, under the IM Seller Note.

Ripka Seller Note

As of September 30, 2018, the remaining discounted balance of the non-interest bearing note relating to the acquisition of the Ripka Brand (the “Ripka Seller Note”) was approximately $573,000. An aggregate $600,000 principal amount of the Ripka Seller Note is due at maturity (April 1, 2019).

For the current and prior year quarter, the Company incurred interest expense of approximately $10,000 in each period, under the Ripka Seller Note, which consisted solely of amortization of the discount on the Ripka Seller Note. For the current nine months and the prior year nine months, the Company incurred interest expense of approximately $31,000 and $28,000, respectively, under the Ripka Seller Note, which consists solely of amortization of the discount on the Ripka Seller Note.

Contingent Obligation - JR Seller (Ripka Earn-Out)

The Ripka earn-out is contingent upon the Ripka Brand achieving at least $6,000,000 of net royalty income from QVC during each of the 12-month periods ending on March 31, 2018 and 2019, and is payable in equal cash payments on each of May 15, 2018 and 2019. As of September 30, 2018, and December 31, 2017, the Ripka Earn-Out was $0.1 million and $0.2 million, respectively. The Ripka Brand achieved the above-indicated threshold of net royalty income from QVC during the 12-month period ended March 31, 2018, and on May 15, 2018 the Company settled the $100,000 earnout due by reducing the principal amount owed by Judith Ripka to the Company under a promissory note (included in prepaid expenses and other current assets on the Unaudited Condensed Consolidated Balance Sheets as of September 30, 2018). As of September 30, 2018, the remaining expected value (which approximates fair value) of the Ripka Earn-Out of $0.1 million was recorded in the current portion of long-term debt in the accompanying condensed consolidated balance sheet. As of December 31, 2017, the remaining expected value (which approximated fair value) of the Ripka Earn-Out of $0.2 million was recorded as long-term debt in the accompanying condensed consolidated balance sheets, of which $0.1 million was presented in the current portion of long-term debt.

Contingent Obligations - CW Seller (C Wonder Earn-Out)

In connection with the purchase of the C Wonder Brand, the Company agreed to pay the seller additional consideration (the “C Wonder Earn-Out”), which would be payable, if at all, in cash or shares of common stock of the Company, at the Company’s sole discretion, after June 30, 2019, with a value based on the royalties related directly to the assets the Company acquired pursuant to the purchase agreement. The value of the earn-out shall be calculated as the positive amount, if any, of (i) two times (A) the maximum net royalties as calculated for any single twelve month period commencing on July 1 and ending on June 30 between the closing date and June 30, 2019 (each, a “Royalty Target Year”) less (B) $4,000,000, plus (ii) two times the maximum royalty determined based on a percentage of retail and wholesale sales of C Wonder branded products by the Company as calculated for any single Royalty Target Year. The C Wonder Earn-Out of $2.85 million is recorded in the current portion of long-term debt in the accompanying condensed consolidated balance sheet as of September 30, 2018 and in long-term debt December 31, 2017, based on the probability of the C Wonder Brand achieving certain net royalty income targets within the earn-out periods and then calculating the present value of the weighted average payment amount. In accordance with ASC Topic 480, the C Wonder Earn-Out obligation is classified as a liability in the accompanying condensed consolidated balance sheets because of the variable number of shares payable under the agreement.

As of September 30, 2018, and December 31, 2017, total contingent obligations were $2.95 million and $3.05 million, respectively. The September 30, 2018 contingent obligation balance of $2.95 million was recorded as a current portion of long-term debt. The December 31, 2017 contingent obligation balance of $3.05 million was recorded as a $0.1 million and $2.95 million current portion of long-term debt and long-term debt, respectively.

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

XCEL BRANDS, INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements September 30, 2018 (Unaudited)

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

Stock Options

Options granted under the Plan expire at various times - either five, seven, or ten years from the date of grant, depending on the particular grant.

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

The Company did not grant any options during the quarter ended September 30, 2018.

XCEL BRANDS, INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements September 30, 2018 (Unaudited)

A summary of the Company’s stock options activity for the current nine months is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	3,468,833	$5.38	4.14	$-
Granted	200,000	3.63
Canceled	-	-
Exercised	-	-
Expired/Forfeited	(392,624)	3.89
Outstanding at September 30, 2018, and expected to vest	3,276,209	$5.45	3.41	$-
Exercisable at September 30, 2018	1,728,630	$5.60	2.72	$-

Compensation expense related to stock options for the current quarter and the prior year quarter was approximately $319,000 and $313,000, respectively. Compensation expense related to stock options for the current nine months and the prior year nine months was approximately $867,000 and $887,000, respectively. Total unrecognized compensation expense related to unvested stock options at September 30, 2018 amounts to approximately $1,088,000 and is expected to be recognized over a weighted average period of 1.87 years.

The following table summarizes the Company’s stock option activity for non-vested options for the current nine months:

	Number of Options	Weighted Average Grant Date Fair Value
Balance at January 1, 2018	2,613,497	$1.23
Granted	200,000	0.56
Vested	(908,586)	1.26
Forfeited or Canceled	(357,332)	.71
Balance at September 30, 2018	1,547,579	$1.24

Warrants

Warrants granted under the Plan expire at various times - either five, seven, or ten years from the date of grant, depending on the particular grant.

XCEL BRANDS, INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements September 30, 2018 (Unaudited)

A summary of the Company’s warrants activity for the current nine months is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding and exercisable at January 1, 2018	1,891,743	$6.81	1.92	$-
Granted	-	-
Canceled	-	-
Exercised	-	-
Expired/Forfeited	(676,928)	2.31
Outstanding and exercisable at September 30, 2018	1,214,815	$9.32	1.22	$-

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

On May 31, 2018, the Company issued an aggregate of 1,664 shares of stock to certain non-executive employees, which vested immediately.

On June 5, 2018, the Company issued an aggregate of 7,000 shares of stock to a consultant, which vested immediately.

A summary of the Company’s restricted stock activity for the current nine months is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	2,143,088	$5.35
Granted	172,472	3.14
Canceled	-	-
Vested	(592,639)	6.80
Expired/Forfeited	-	-
Outstanding at September 30, 2018	1,722,921	$4.63

Compensation expense related to restricted stock grants for the current and prior year quarter was approximately $128,000 and $377,000, respectively. Compensation expense related to restricted stock grants for the current and prior year nine months, was approximately $548,000 and $1,609,000, respectively. Total unrecognized compensation expense related to unvested restricted stock grants at September 30, 2018 amounts to approximately $393,000 and is expected to be recognized over a weighted average period of 1.05 years.

Shares Available Under the Company’s 2011 Equity Incentive Plan

At September 30, 2018, there were 5,668,029 shares of common stock available for issuance under the Plan.

Shares Reserved for Issuance

At September 30, 2018, there were 10,159,053 shares of common stock reserved for issuance pursuant to unexercised warrants and stock options, or available for issuance under the Plan.

XCEL BRANDS, INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements September 30, 2018 (Unaudited)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic	18,266,202	18,470,977	18,304,608	18,530,963
Effect of exercise of warrants	841	364,340	866	364,247
Effect of exercise of stock options	-	37,436	5,180	1,208
Diluted	18,267,043	18,872,753	18,310,654	18,896,418

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options and warrants	4,491,024	4,465,584	4,491,024	4,485,584

7.	Income Tax

The effective income tax rate for the current quarter and the prior year quarter was approximately 14% and 73%, respectively, resulting in an income tax provision of $158,000 and $691,000, respectively.

The effective income tax rate for the current nine months and the prior year nine months was approximately 56% and 96%, respectively, resulting in an income tax provision of $1,717,000 and $1,704,000, respectively.

In the current quarter the federal statutory rate differs from the effective tax rate primarily due to state taxes and recurring permanent differences, which increased (decreased) the effective tax rate by approximately 3.64% and (11.15%), respectively. The effective tax rate was also attributable to the tax impact from the vesting of restricted common stock, which was treated as a discrete item for tax purposes. This item increased the effective tax rate by 0.34%. The decrease in the effective tax rate in the current quarter related to recurring permanent differences is due to the favorable treatment of performance based compensation as enacted under the Tax Cuts and Jobs Act (“TCJA”) and subsequent guidance published by the Internal Revenue Service (“IRS”) on August 21, 2018.

In the current nine-month period the federal statutory rate differs from the effective tax rate primarily due to state taxes and recurring permanent differences, which increased the effective tax rate by approximately 9.49% and 4.75%, respectively. The effective tax rate was also attributable to the tax impact from the vesting of restricted common stock, which was treated as a discrete item for tax purposes. This item increased the effective tax rate by 20.37%.

In the prior year quarter and prior year nine months, the effective tax rate was primarily attributable to recurring permanent differences. Based on the amount of income before income taxes compared to the recurring permanent differences, the effective tax rate increased by approximately 34% and 33%, respectively. The effective tax rate was also impacted by the tax impact from the vesting of restricted shares of common stock. The excess tax deficiencies were treated as a discrete item for tax as required by ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This item increased the effective rate by 5% for the prior year quarter and 30% for the prior year nine months, respectively.

XCEL BRANDS, INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements September 30, 2018 (Unaudited)

On December 22, 2017 the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 118, which provides guidance on accounting for the tax effects of the Tax Cuts and Job Act ("TCJA"). The purpose of SAB No. 118 was to address any uncertainty or diversity of view in applying ASC Topic 740, “Income Taxes,” in the reporting period in which the TCJA was enacted. SAB No. 118 addresses situations where the accounting is incomplete for certain income tax effects of the TJCA upon issuance of a company’s financial statements for the reporting period that includes the enactment date. SAB No. 118 allows for a provisional amount to be recorded if it is a reasonable estimate of the impact of the TCJA. Additionally, SAB No. 118 allows for a measurement period to finalize the impacts of the TCJA, not to extend beyond one year from the date of enactment. The Company’s accounting for the certain elements of the TCJA was incomplete as of the period ended December 31, 2017, and remains incomplete as of September 30, 2018. However, the Company was able to make reasonable estimates of the effects and, therefore, recorded provisional estimates for these items at December 31, 2017. There have been no changes to the provisional estimates recorded as of December 31, 2017 during the quarter and nine months ended September 30, 2018.

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

Through October 26, 2018, the Company was negotiating proposed new arrangements and operated under those terms as an at-will license as set forth below:

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

XCEL BRANDS, INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements September 30, 2018 (Unaudited)

Effective October 26, 2018, the Company and HOH terminated the HIP License Agreement including all amendments, and the HIP Sublicense Agreement. In addition, the at-will license has been terminated and no longer in effect as of October 26, 2018.

HOH has also entered into an arrangement with another licensee of the Company to supply Halston-branded apparel for the subsequent sale of such product to end customers. Under the Company’s separate pre-existing licensing agreements in place with the aforementioned other licensee and with HIP as described above, the Company earns royalties on the sales of such Halston-branded products. The HOH license with the Company’s licensee terminated on October 26, 2018.

The Company recorded approximately $0.59 million and $0.19 million of revenue from HOC for the current quarter and the prior year quarter, respectively. The Company recorded approximately $1.81 million and $0.19 million of revenue from HOC for the current nine months and the prior nine months, respectively. The Company had a receivable balance of approximately $1.3 million and $0.8 million due from HOC as of September 30, 2018 and December 31, 2017, respectively. The $1.3 million receivable due from HOC includes $0.69 million of past due amounts.

In addition, the Company recorded $0 and $9,000 of HIP fees (as a reduction to net revenue) for the current nine months and the prior nine months, respectively. There was no activity in either the current or prior quarter.

In September 2018, the Company had a prepaid balance of $0.2 million to HIP to be applied against future fees due to HIP, which is recorded as a prepaid in other assets as of September 30, 2018.

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

The remaining balance of the exit cost liability related to the former office space was approximately $558,000 as of September 30, 2018, of which $244,000 was recorded in other current liabilities and $314,000 was recorded in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. The balance of this liability will be paid out over a period of approximately 3.4 years, through February 2022.

A summary of the activity related to the exit cost liability for the current and prior year nine months, is as follows:

($ in thousands)	2018	2017
Balance as of January 1,	$624	$783
Cash payments, net	(78)	(140)
Adjustment to liability (revision to estimated cash flows)	-	(25)
Accretion	12	15
Balance as of September 30,	$558	$633

10.	Subsequent Event

Termination of Halston Agreement

Effective October 26, 2018, the Company and HOH terminated the HIP License Agreement including all amendments, the HIP Sublicense Agreement, and the at-will license has been terminated and no longer in effect. See Note 8, Related Party Transactions.

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

Overview

Xcel Brands, Inc. (“Xcel,” the “Company,” “we,” “us,” or “our”) is a media and consumer products company. We are engaged in the design, production, marketing, wholesale direct-to-consumer sales and licensing of branded apparel, footwear, accessories, jewelry, home goods, and other consumer products, and the acquisition of dynamic consumer lifestyle brands. We have developed a Fast-to-Market capability driven by our proprietary integrated technology platform. Currently, our brand portfolio consists of the Isaac Mizrahi, Judith Ripka, H Halston, C Wonder, and the Highline Collective brands. Our in-house designers and marketing executives work with our licensees to help design, promote, and elevate each brand within their respective distribution channels. We license our own brands for promotion and distribution through a ubiquitous-channel retail sales strategy, which includes promotion through interactive television, internet, and traditional brick-and-mortar retail channels.

Our objective is to build a diversified portfolio of lifestyle consumer brands through organic growth and the strategic acquisition of new brands. To achieve growth under our brands, we are focused on three primary strategies:

•	licensing our brands for distribution through interactive television (i.e. QVC, The Shopping Channel) whereby we design, manage production, merchandise the shows, and manage the on-air talent;

•	licensing our brands to manufacturers and retailers for promotion and distribution through e-commerce, social commerce, and traditional brick-and-mortar retail channels whereby we provide certain design services and, in certain cases, manage supply and merchandising; and

•	entering into strategic supply agreements directly with overseas factories for distribution to our retail partners and through our own wholesales and direct-to-consumer e-commerce sites.

We believe that Xcel’s business platforms offer a unique value proposition to its retail partners, licensees and customers for the following reasons:

•	our management team, including our officers’ and directors’ historical track records and relationships within the industry;

•	our Fast-to-Market supply chain and integrated technology platform enables us to design and distribute trend-right product;

•	our operating strategy of licensing brands with significant media presence and driving sales through our ubiquitous-channel retail sales strategy; and

•	our ability to provide retail licensees with design and Fast-to-Market vertical production capabilities.

We license our brands to third parties, provide certain design, production, marketing and distribution services, and generate licensing, design, and service fee revenues through contractual arrangements with manufacturers and retailers. This includes licensing our own brands for promotion and distribution through a ubiquitous-channel retail sales strategy, which includes distribution through interactive television, the internet, and traditional brick-and-mortar retail channels. In connection with the launch of our Judith Ripka brand e-commerce business, in January 2018, we transitioned our jewelry business from a traditional license to a wholesale brick-and-mortar business. Beginning in the fourth quarter of 2018 we transitioned our Fast-to-Market production platform (department store business) from a license model to a wholesale model. Our strategy is to utilize back-to-back sales and purchase orders, requiring minimal working capital with little inventory risk.

We believe that our strategy distinguishes us from other consumer product wholesale companies and brand management companies that rely primarily on their licensees for design, production, and distribution, and enables us to leverage the media reach of our interactive television partners, including through television, digital, and social media, to drive sales of products under our brands across multiple distribution channels.

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

We believe our Fast-to-Market production platform provides significant competitive advantages compared with traditional wholesale apparel companies that design, manufacture, and distribute products. We focus on our core competencies of design, integrated technologies, Fast-to-Market production, marketing, and brand development, while outsourcing manufacturing to best-in-class manufacturers and retailers. We believe that we offer 360 degrees of service for a comprehensive solution for our retail partners that addresses many of the challenges facing the retail industry today.

We believe our business platforms are highly scalable due to our business model’s low overhead and working capital requirements. Additionally, we believe we can quickly integrate additional brands into our platforms leveraging our design, production, marketing capabilities, and distribution relationships.

Summary of Operating Results

The three months ended September 30, 2018 (the “current quarter”) compared with the three months ended September 30, 2017 (the “prior year quarter”)

Total Revenues

Current quarter total revenue increased approximately $0.38 million to $8.27 million from $7.89 million for the prior year quarter. Our jewelry wholesale and e-commerce sales contributed approximately $0.44 million to the overall increase in total revenue in the current quarter. Net licensing revenue decreased approximately $0.07 million to $7.82 million in the current quarter compared to $7.89 million in the prior year quarter as higher licensing revenue from our ongoing interactive business was primarily offset by lower revenue of $0.19 million associated with the termination and transition of the C Wonder Brand from QVC, whose sell-off period terminated in January 2018. Current quarter net revenue increased approximately $0.15 million to $8.04 million from $7.89 million for the prior year quarter. Net revenue consisted of total revenues less cost of goods sold from product sales. Net revenue for our jewelry wholesale and e-commerce business was $.21 million and $0 in the current and prior year quarter, respectively.

Operating Costs and Expenses

Operating costs and expenses increased approximately $0.01 million to $6.64 million for the current quarter from approximately $6.63 million in the prior year quarter. This increase was primarily attributable to a decrease in total compensation, including stock-based compensation, of approximately $0.51 million offset primarily by an increase in other design and marketing costs of approximately $.35 million primarily due to costs associated with the continued development and expansion of our department store business, an increase in other selling and general and administrative costs of $0.09 and an increase in depreciation and amortization of $0.07 million, attributable to increased property and equipment capital expenditures compared to the prior year quarter.

Interest and Finance Expense

Interest and finance expense for the current quarter decreased by approximately $.06 million to $.26 million, compared with $0.31 million in the prior year quarter. This decrease was primarily attributable to lower interest expense of $0.05 million on our term debt due to a lower principal balance.

Income Tax Provision

In the current quarter the federal statutory rate differs from the effective tax rate primarily due state taxes and recurring permanent differences, which increased (decreased) the effective tax rate by approximately 3.64% and (11.15%), respectively. The effective tax rate was also attributable to the tax impact from the vesting of restricted common stock, which was treated as a discrete item for tax purposes. This item increased the effective tax rate by .34%. The decrease in the effective tax rate in the current quarter related to recurring permanent differences is due to the favorable treatment of performance based compensation as enacted under the Tax Cuts and Jobs Act (“TCJA”) and subsequent guidance published by the Internal Revenue Service (“IRS”) on August 21, 2018.

In the prior year quarter, the effective tax rate was primarily attributable to recurring permanent differences. Based on the amount of income before income taxes compared to the recurring permanent differences, the effective tax rate increased by approximately 34% for the current quarter and by approximately 33% for the prior year nine months.

On December 22, 2017 the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 118, which provides guidance on accounting for the tax effects of the Tax Cuts and Job Act ("TCJA"). The purpose of SAB No. 118 was to address any uncertainty or diversity of view in applying ASC Topic 740, Income Taxes in the reporting period in which the TCJA was enacted. SAB No. 118 addresses situations where the accounting is incomplete for certain income tax effects of the TJCA upon issuance of a company’s financial statements for the reporting period that includes the enactment date. SAB No. 118 allows for a provisional amount to be recorded if it is a reasonable estimate of the impact of the TCJA. Additionally, SAB No. 118 allows for a measurement period to finalize the impacts of the TCJA, not to extend beyond one year from the date of enactment. The Company’s accounting for certain elements of the TCJA was incomplete as of the period ended December 31, 2017, and remains incomplete as of September 30, 2018. However, the Company was able to make reasonable estimates of the effects and, therefore, recorded provisional estimates for these items at December 31, 2017. There have been no changes to the provisional estimates recorded as of December 31, 2017 during the three and nine months ended September 30, 2018.

Net Income

We had net income of $.98 million for the current quarter, compared to net income of $0.25 million for the prior year quarter.

Non-GAAP Net Income, Non-GAAP Diluted EPS, and Adjusted EBITDA

We had non-GAAP net income of approximately $1.6 million, or $0.09 per diluted share (“non-GAAP diluted EPS”) for each of the current and prior year quarter. Non-GAAP net income is a non-GAAP unaudited term, which we define as net income, exclusive of stock-based compensation, non-cash interest and finance expense from discounted debt related to acquired assets, and deferred tax provision. Non-GAAP net income and non-GAAP diluted EPS measures do not include the tax effect of the aforementioned adjusting items, due to the nature of these items and the Company’s tax strategy.

We had Adjusted EBITDA of $2.33 million for the current quarter, compared with Adjusted EBITDA of $2.36 million for the prior year quarter. Adjusted EBITDA is a non-GAAP unaudited measure, which we define as net income before stock-based compensation, interest and finance expense, income taxes, other state and local franchise taxes, and depreciation and amortization.

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

The following table is a reconciliation of net income (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net income:

	Three Months Ended September 30,
($ in thousands)	2018	2017
Net income	$982	$252
Non-cash interest and finance expense	11	9
Stock-based compensation	447	690
Deferred income tax provision	158	691
Non-GAAP net income	$1,598	$1,642

The following table is a reconciliation of diluted earnings per share (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted EPS:

	Three Months Ended September 30,
	2018	2017
Diluted earnings per share	$0.05	$0.01
Non-cash interest and finance expense	-	-
Stock-based compensation	0.03	0.04
Deferred income tax provision	0.01	0.04
Non-GAAP diluted EPS	$0.09	$0.09

The following table is a reconciliation of net income (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Three Months Ended September 30,
($ in thousands)	2018	2017
Net income	$982	$252
Depreciation and amortization	456	389
Interest and finance expense	258	314
Income tax provision	158	691
State and local franchise taxes	33	25
Stock-based compensation	447	690
Adjusted EBITDA	$2,334	$2,361

The nine months ended September 30, 2018 (the “current nine months”) compared with the nine months ended September 30, 2017 (the “prior year nine months”)

Total Revenues

Current nine months total revenue increased approximately $0.83 million to $25.52 million from $24.69 million for the prior year nine months. Our jewelry wholesale and e-commerce sales contributed $1.08 million to the overall increase in total revenues in the current nine months. Our net licensing revenue decreased approximately $0.24 million to $24.45 million in the current nine months compared to $24.69 million in the prior year nine months as higher licensing revenue from our ongoing interactive business and wholesale and department store business were offset by lower revenue of $0.87 million associated with the termination and transition of the C Wonder Brand from QVC, whose sell-off period terminated in January 2018. Current nine months net revenue increased approximately $0.19 million to $24.88 million from $24.69 million for the prior year nine months. Net revenue for our jewelry wholesale and e-commerce business was $0.44 million and $0 in the current and prior year nine months, respectively.

Operating Costs and Expenses

Operating costs and expenses decreased approximately $0.90 million to $20.98 million for the current nine months from approximately $21.88 million in the prior year nine months. This decrease was primarily attributable to a decrease in total compensation, including stock-based compensation, of approximately $1.53 million, partially offset primarily by an increase in depreciation and amortization of $0.15 million, attributable to increased property and equipment capital expenditures compared to the prior year nine months, an increase in other design and marketing costs of approximately $0.39 million and increase to other selling and general and administrative costs of $0.09 million.

Interest and Finance Expense

Interest and finance expense for the current nine months decreased by approximately $0.23 million to $0.81 million, compared with $1.04 million in the prior year nine months. This decrease was primarily attributable to lower interest expense of $0.23 million on our term debt due to a lower principal balance.

Income Tax Provision

In the current nine-month period the federal statutory rate differs from the effective tax rate primarily due to state taxes and recurring permanent differences, which increased the effective tax rate by approximately 9.49% and 4.75%, respectively. The effective tax rate was also attributable to the tax impact from the vesting of restricted common stock, which was treated as a discrete item for tax purposes. This item increased the effective tax rate by 20.37%. The decrease in the effective tax rate in the current quarter related to recurring permanent differences is due to the favorable treatment of performance based compensation as enacted under the Tax Cuts and Jobs Act (“TCJA”) and subsequent guidance published by the Internal Revenue Service (“IRS”) on August 21, 2018.

In the prior year nine months, the effective tax rate was primarily attributable to recurring permanent differences. Based on the amount of income before income taxes compared to the recurring permanent differences, the effective tax rate increased by approximately and 33%. The effective tax rate was also impacted by the tax impact from the vesting of restricted shares of common stock. The excess tax deficiencies were treated as a discrete item for tax as required by ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This item increased the effective rate by 30% for the prior year nine months, respectively.

On December 22, 2017 the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 118, which provides guidance on accounting for the tax effects of the Tax Cuts and Job Act ("TCJA"). The purpose of SAB No. 118 was to address any uncertainty or diversity of view in applying ASC Topic 740, “Income Taxes,” in the reporting period in which the TCJA was enacted. SAB No. 118 addresses situations where the accounting is incomplete for certain income tax effects of the TJCA upon issuance of a company’s financial statements for the reporting period that includes the enactment date. SAB No. 118 allows for a provisional amount to be recorded if it is a reasonable estimate of the impact of the TCJA. Additionally, SAB No. 118 allows for a measurement period to finalize the impacts of the TCJA, not to extend beyond one year from the date of enactment. The Company’s accounting for the certain elements of the TCJA was incomplete as of the period ended December 31, 2017, and remains incomplete as of September 30, 2018. However, the Company was able to make reasonable estimates of the effects and, therefore, recorded provisional estimates for these items at December 31, 2017. There have been no changes to the provisional estimates recorded as of December 31, 2017 during the three and nine months ended September 30, 2018.

Net Income

We had net income of $1.37 million for the current nine months, compared to net income of $0.07 million for the prior year nine months.

Non-GAAP Net Income, Non-GAAP Diluted EPS, and Adjusted EBITDA

We had non-GAAP net income of $4.53 million, or $0.25 per diluted share (“non-GAAP diluted EPS”) for the current nine months, compared with non-GAAP net income of $4.29 million, or non-GAAP diluted EPS of $0.22 for the prior year nine months. The Company had Adjusted EBITDA of $6.71 million for the current nine months, compared with Adjusted EBITDA of $6.56 million for the prior year nine months.

The following table is a reconciliation of net income (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net income:

	Nine Months Ended September 30,
($ in thousands)	2018	2017
Net income	$1,369	$66
Non-cash interest and finance expense	31	28
Stock-based compensation	1,415	2,496
Deferred income tax provision	1,717	1,704
Non-GAAP net income	$4,532	$4,294

The following table is a reconciliation of diluted earnings per share (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted EPS:

	Nine Months Ended September 30,
	2018	2017
Diluted earnings per share	$0.07	$-
Non-cash interest and finance expense	-	-
Stock-based compensation	0.08	0.13
Deferred income tax provision	0.10	0.09
Non-GAAP diluted EPS	$0.25	$0.22

The following table is a reconciliation of net income (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Nine Months Ended September 30,
($ in thousands)	2018	2017
Net income	$1,369	$66
Depreciation and amortization	1,323	1,173
Interest and finance expense	810	1,040
Income tax provision	1,717	1,704
State and local franchise taxes	80	81
Stock-based compensation	1,415	2,496
Adjusted EBITDA	$6,714	$6,560

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund working capital needs, acquire new brands, and to a lesser extent, capital expenditures. At September 30, 2018 and December 31, 2017, our cash and cash equivalents were $8.64 million and $10.19 million, respectively.

Restricted cash at September 30, 2018 and December 31, 2017 consisted of (i) $1.11 million of cash deposited with Bank Hapoalim B.M. (“BHI”) as collateral for an irrevocable standby letter of credit associated with the lease of our current corporate office and operating facilities at 1333 Broadway, New York City, and (ii) $0.40 million of cash held as a security deposit for the sublease of our former corporate offices at 475 Tenth Avenue, New York City by us to a third-party subtenant.

We expect that existing cash and operating cash flows will be adequate to meet our operating needs, debt service obligations (including debt service for our term debt), and capital expenditure needs, for at least the twelve months subsequent to the filing date of this Quarterly Report on Form 10-Q.

We are dependent on our licensees for most of our revenues, and there is no assurance that the licensees will perform as projected. Our business operating model does not require significant capital expenditures.

Our contingent obligation related to the C Wonder Brand (see Note 4, Debt in the Unaudited Condensed Consolidated Financial Statements) would be payable in stock or cash, at the Company’s discretion. Payment of this obligation in stock would not affect our liquidity.

Changes in Working Capital

Our working capital (current assets less current liabilities, excluding contingent obligations payable in common stock) was $11.23 million and $10.20 million as of September 30, 2018 and December 31, 2017, respectively. Commentary on the components of our cash flows for the current quarter as compared with the prior year quarter is set forth below.

Operating Activities

Net cash provided by operating activities was approximately $4.71 million in the current nine months, compared with net cash provided by operating activities of approximately $2.33 million in the prior year nine months.

The current nine months cash provided by operating activities was primarily attributable to the combination of net income of $1.37 million plus non-cash expenses of approximately $4.62 million and net change in operating assets and liabilities of approximately $(1.27) million. Non-cash net expenses mainly consisted of $1.72 million of deferred income tax provision, $1.42 million of stock-based compensation, $1.32 million of depreciation and amortization, and non-cash interest and other finance costs of $.16 million. The net change in operating assets and liabilities includes a net increase in accounts receivable of $1.11 million, an increase in accounts payable, accrued expenses and other current liabilities of $0.97 million, all primarily due to timing of collections and payments, an increase in inventory attributable to our jewelry wholesale and e-commerce operations of approximately $0.92 million, and a decrease in other liabilities of $0.15 million attributable to accrued rent.

The prior year nine months cash provided by operating activities was primarily attributable to the combination of net income of $0.07 million and non-cash expenses of approximately $5.54 million, partially offset by the net change in operating assets and liabilities of approximately $(3.28) million. Non-cash expenses mainly consisted of $2.50 million of stock-based compensation, $1.70 million of deferred income tax provision, $1.17 million of depreciation and amortization, and $0.17 million of amortization of debt discount and deferred finance costs. The net change in operating assets and liabilities includes a net increase in accounts receivable of $2.55 million, a decrease in accounts payable, accrued expenses and other current liabilities of $1.24 million, primarily attributable to bonus payouts and overall timing of payments, and an increase in other liabilities of $0.46 million primarily due to deferred rent related to the lease of our corporate office and operations facility.

Investing Activities

Net cash used in investing activities for the current nine months was approximately $1.1 million, compared with approximately $0.19 million in the prior year nine months. Cash used in investing activities for both the current and prior year quarter was primarily attributable to capital expenditures.

Financing Activities

Net cash used in financing activities for the current nine months was approximately $5.16 million, attributable to payments on our senior term debt obligation of $3.00 million, payment on our IM Seller Note obligation of approximately $1.5 million, and shares repurchased related to vested restricted stock in exchange for withholding taxes of $0.70 million.

Net cash used in financing activities for the prior year nine months was approximately $8.00 million, primarily attributable to payments on our senior term debt obligation of $5.75 million, payment on our IM Seller Note obligation of $1.43 million, and shares repurchased related to vested restricted stock in exchange for withholding taxes of $0.81 million.

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

In May 2017, we entered into an agreement with QVC to terminate our interactive television license agreement for the C Wonder brand, under which QVC remained obligated to pay royalties to us through January 2018, and QVC retained exclusive rights with respect to C Wonder branded products for interactive television, excluding certain permitted international entities, through May 2018. We have licensed several categories for C Wonder and expect to launch C Wonder in Asia later this year. In addition, we are pursuing new domestic distribution channels and have entered into new contractual agreements for the C Wonder brand.

In April 2016, we brought the IMNYC Isaac Mizrahi, H Halston, and Highline Collective brands to Lord & Taylor and Hudson’s Bay department stores through our Fast-to-Market production platform, “virtual vertical”. We launched the H Halston brand at Dillard’s department stores through our Fast-to-Market production platform in March 2017 and launched the IMNYC brand at Dillard’s in September 2017. In addition to launching a wholesale and e-commerce business with our Judith Ripka brand, we transitioned our department store business to a wholesale model from a licensing model. Our strategy is to manage our working capital needs by utilizing back-to-back sales and purchase orders and minimizing inventory risk. This change should increase our total and net revenues as compared to the licensing model.

In addition, we continue to seek new opportunities, including expansion through interactive television, our “virtual vertical” production platform, additional domestic and international licensing arrangements, and acquiring additional brands.

Our success, however, will still remain largely dependent on our ability to build and maintain our brands’ awareness and contracts with and retain key licensees and retail relationships, as well as both our, and our licensees’ ability to accurately predict upcoming fashion and design trends within our respective customer bases and fulfill the product requirements of their particular retail channels within the global marketplace. Unanticipated changes in consumer fashion preferences and purchasing patterns, slowdowns in the U.S. economy, changes in the prices of supplies, consolidation of retail establishments, and other factors noted in “Risk Factors” could adversely affect our licensees’ ability to meet and/or exceed their contractual commitments to us and thereby adversely affect our future operating results.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 30, 2018, for a discussion of our critical accounting policies. During the nine months ended September 30, 2018, there were no material changes to these policies.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2018, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2018 such that the information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

B. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

There have not been any significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the Risk Factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017, set forth below are certain factors which could affect our financial condition and operating results. We operate in a highly competitive industry that involves numerous known and unknown risks and uncertainties that could impact our operations. The risks described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

Our transition of our Judith Ripka wholesale license business and Fast-to-Market production platform (department store business) to a wholesale model will expose us to risks relating to carrying inventory.

Our inventory increased from $0 at December 31, 2017 to $0.92 million at September 31, 2018 as we transitioned Judith Ripka wholesale license business our from a license model to a wholesale and e-commerce model. Separately we transitioned our Fast-to-Market production platform (department store business) from a license model to a wholesale model. Although our strategy for our Fast-to-Market production platform is to utilize back-to-back sales and purchase orders, requiring minimal inventory risk and working capital requirements, several factors outside our control could cause our inventory levels to fluctuate in the future, such as our inability to obtain sufficient sales and production orders, customer defaults on their purchase obligations or decreases in mall traffic, closing of retail locations which sell our products, changes in consumer fashion or other purchasing trends or economic downturns resulting in slower sell-through of our products. Increases in inventory could adversely affect our cash flows and could result in write-off of obsolete inventory which would adversely affect our operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered or registered securities during the nine months ended September 30, 2018.

The following table provides information with respect to shares of common stock we repurchased during the nine months ended September 30, 2018:

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

Date: November 14, 2018	By:	/s/ Robert W. D’Loren
Name: Robert W. D’Loren
Title: Chairman and Chief Executive Officer

	By:	/s/ James Haran
Name: James Haran
Title: Chief Financial Officer and Vice President

