Form 10-K
period 2018-12-31
XCel Brands, Inc.
filed 2019-04-01
CIK 1083220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2018
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter was $25,540,559 based upon the closing price of such common stock on June 30, 2018.
The number of shares of the issuer’s common stock issued and outstanding as of March 20, 2019 was 18,916,394 shares.
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

The "Isaac Mizrahi New York®," “Isaac Mizrahi®," "IsaacMizrahiLIVE®," "Isaac Mizrahi Jeans™," "Isaac Mizrahi CRAFT™," "Judith Ripka LTD™", "Judith Ripka Collection™", "Judith Ripka Legacy™", "Judith Ripka®", "Judith Ripka Sterling™", "Halston", "Halston Heritage", "H by Halston®", "H Halston™", "Roy Frowick", "C. Wonder ™" and "C. Wonder Limited™" brands and all related logos and other trademarks or service marks of the Company appearing in this Annual Report are the property of the Company.
Item 1.    Business
Overview
Xcel Brands, Inc. is a media and consumer products company engaged in the design, production, marketing, and direct-to-consumer sales of branded apparel, footwear, accessories, jewelry, home goods and other consumer products, and the acquisition of dynamic consumer lifestyle brands. We have developed a Fast-to-Market supply chain capability driven by our proprietary integrated technology platform. Currently, our brand portfolio consists of the Isaac Mizrahi brand (the "Isaac Mizrahi Brand"), the Judith Ripka brand (the "Ripka Brand"), the H by Halston and H Halston brands (collectively, the "H Halston Brands"), the Halston brand, the Halston Heritage brand and Roy Frowick brand (collectively the "Halston Heritage Brands") and the C Wonder brand (the "C Wonder Brand").
Our vision is intended to reimagine shopping, entertainment, and social media as one. We design, produce, market and distribute products and, in certain cases, license our brands to third parties, and generates licensing fees. We and our licensees distribute through a ubiquitous-channel retail sales strategy, which includes distribution through interactive television, the Internet, and traditional ‘brick-and-mortar retail channels. By leveraging digital and social media content across all distribution channels, we seek to drive consumer engagement and generate retail sales across our brands. Our strong relationships with leading retailers and interactive television companies and cable network TV enable us to reach consumers in over 400 million homes worldwide and hundreds of millions of social media followers.
Our objective is to build a diversified portfolio of lifestyle consumer brands through organic growth and the strategic acquisition of new brands. To grow our brands, we are focused on the following primary strategies:

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

•	distribution of our brands to retailers that sell to the end consumer (wholesale);

•	distribution of our brands through our e-commerce site directly to the end consumer;

•	entering into strategic supply agreements directly with overseas factories for distribution to our retail partners and through our own direct-to-consumer e-commerce sites; and

•	quickly integrate additional brands into our operating platform and leverage our design, production, marketing capabilities, and distribution relationships.
We believe that Xcel offers a unique value proposition to our retail and direct-to-consumer customers, and our licensees for the following reasons:

•	our management team, including our officers’ and directors’ experience in, and relationships within the industry;

•	our Fast-to-Market supply chain and integrated technology platform that enables us to design and distribute trend-right product; and

•	our significant media and internet presence and distribution
Our Fast-to-Market platform was developed to shorten the supply chain cycle by utilizing state of the art supply chain management technology, trend analytics and data science to actively monitor fashion trends and read and react to customer demands.

Recent Highlights
In December 2017, we launched our Judith Ripka Fine Jewelry e-commerce operations, in January 2018 we launched our Judith Ripka Fine Jewelry wholesale operations, and in November 2018, we launched our apparel wholesale operations.

In February 2019, we acquired the Halston Heritage Brands. The acquisition of the Halston Heritage Brands gives us an opportunity to focus on the entirety of the Halston Brand, the various labels, and their design nuances while continuing to preserve the iconic American brand’s legacy.
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
Our Brand Portfolio
Currently, our brand portfolio consists of the Isaac Mizrahi Brand, the Judith Ripka Brand, the H Halston Brand, the Halston Heritage Brand and the C Wonder Brand, and the various labels under these brands.
Isaac Mizrahi
Isaac Mizrahi is an iconic American brand that stands for timeless, cosmopolitan style. Isaac Mizrahi, the designer, launched his eponymous label in 1987 to critical acclaim, including four Council of Fashion Designers of America (CFDA) awards. Since then, this brand has become known and beloved around the world for its colorful and stylish designs. As a true lifestyle brand, under Xcel’s ownership it has expanded into over 150 different product categories including sportswear, footwear, handbags, watches, eyewear, tech accessories, home, and other merchandise. Under our ubiquitous-channel retail sales strategy, the brand is available across various distribution channels to reach customers wherever they shop: better department stores, such as Lord & Taylor and Hudson’s Bay; interactive television, including QVC and The Shopping Channel; and national specialty retailers. The brand is also sold in various global locations, including Canada, and the United Kingdom. We acquired the IsaacMizrahi brand in September 2011.
Judith Ripka
Judith Ripka is a luxury jewelry brand founded by Judith Ripka in 1977. This brand has become known worldwide for its distinctive designs featuring intricate metalwork, vibrant colors, and distinctive use of texture. The Judith Ripka Fine Jewelry collection consists of pieces in 18 karat gold and sterling silver with precious colored jewels and diamonds, and is currently available in fine jewelry stores, luxury retailers, and via e-commerce. A line of luxury watches was introduced in 2015. As Chief Designer, Ms. Ripka also launched an innovative collection of fine jewelry on QVC under the Judith Ripka Brand in 1996, where she offers customers fine jewelry, watches, and accessories at more accessible price points, including precious and semi-precious stones and multi-faceted diamonique stones made exclusively for the brand. In December 2017, we launched our Judith Ripka Fine Jewelry e-commerce operations and in January 2018, we launched the Judith Ripka Fine Jewelry wholesale operations.
Halston
Since our acquisition of the Halston Heritage Brands on February 11, 2019, we own all Halston labels under our brands. The Halston brand was founded by Roy Halston Frowick in the 1960s, and quickly became one of the most important American fashion brands in the world, becoming synonymous with glamour, sophistication, and femininity. Halston’s groundbreaking designs and visionary style still influence designers around the world today. We acquired the H Halston brands in December 2014 from HIP. We launched the H by Halston brand on QVC in September 2015, which is available exclusively through interactive television channels. In April 2016 we launched the H Halston brand lifestyle collection certain better department stores. Halston Heritage is distributed in premium retailers.
C Wonder
The C Wonder brand was founded by J. Christopher Burch in 2011 to offer a wide-ranging assortment of beautiful, versatile, and spirited products that are designed to transport its customers to a place they have never been. C Wonder offers women’s clothing, footwear, jewelry and accessories, and delightful surprises at every turn. We acquired the C Wonder Brand in July 2015, and launched the brand on QVC in March 2016. During the first quarter of 2017, we reached an agreement with QVC to enable us to transition the brand to a broader base of retailers, including department stores.
Growth Strategy
Our vision is intended to reimagine shopping, entertainment, and social media as one. To fulfill this vision, we plan to continue to grow the reach of our brand portfolio by leveraging our own internal design, production, integrated technology platforms and marketing expertise, and our relationships with our retail and direct-to-consumer customers, key licensees, manufacturers and retailers. We also continue to market our brands through our innovative ubiquitous-channel retail sales strategy. Our strategy includes distribution through interactive television, e-commerce, and traditional brick-and-mortar retail channels. By leveraging the reach and consumer engagement of our media partners, and by developing rich online video and social media content under our brands, our strategy is to drive increased customer engagement and generate sales across our channels of distribution. Key elements of our strategy include:

•
Expand and Leverage Fast-to-Market Production Platform. In 2015, we developed a Fast-to-Market production platform designed to deliver short lead production capabilities to our retail customers, helping drive traffic and enable retailers to respond quickly to customer demand - a read-and-react model. Our Fast-to-Market production platform shortens the supply chain cycle by utilizing state of the art product lifecycle management systems (“PLM”), proprietary merchandising strategies, 3D design, trend analytics, data science and consumer insight testing to actively monitor fashion trends, while leveraging our experience and know-how to quickly design, test, market, produce, and source high-quality goods. We launched womens’ sportswear collections under several of our brands in the department store channel through our Fast-to-Market production platform in 2016 and 2017 through a license, and in November 2018 we transitioned the license to a wholesale business model. Given some of the challenges facing the department store industry today, including declining customer traffic, aggressive mark-down cadence, and inability to respond quickly to customer demands, we developed this Fast-to-Market production platform to address these challenges and deliver a 360-degree solution to our retail partners, including design, marketing, production, and sourcing services. We intend to leverage the platform across additional brands and retailers, and believe that it provides us with a value-added service that differentiates us from our competitors and competing brands.

•
Continue to Develop our Integrated Technologies Platform. We are developing and investing in integrated technologies including PLM and ERP systems, 3D design, trend analytics, data science, and consumer insight testing as a refinement of our Fast-to-Market production platform in order to design and plan our apparel collections more efficiently and intelligently. Driven by short-lead marketing, such as social media and new direct-to-consumer business models, consumers now expect more from apparel brands and retailers, and we believe that the solution is to deliver to the customer what they want, when they want it, at a price that they can confirm is fair. Advances in 3D design technologies and software allow us to design more efficiently, seamlessly communicate technical aspects of designs with our manufacturing partners, and produce better fitting, more consistent products. Additionally, photo-realistic images generated by the current generation of 3D design software can be used to perform consumer insight testing on products, to determine demand and plan quantities for production even before a sample is made. Trend analytics including advanced algorithms focused on internet searches, social media, and inventory trends provide a forward-looking view of consumer design preferences and allow us to design into trends early-on, while data analytics will allow us to review performance and respond quickly in our read-and-react Fast-to-Market model. We will also seek to utilize machine learning and artificial intelligence to automate at least a portion of these functions.

We believe that our investment into these technologies position us to provide unique and advanced solutions to retailers in the current and rapidly changing environment. Importantly, we believe that it will help us continue to grow our business across our brands and in private label production, and the integrated technologies platform itself should develop more significant value as we continue to build and develop it.

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

•
Expand Internationally. In 2015, we expanded the Mizrahi Brand into Italy and France successfully on QVC and launched the H by Halston brand on QVC in the United Kingdom. In 2016, we expanded the Mizrahi Brand into the United Kingdom and the H by Halston brand into Italy and France on QVC. Halston Heritage is distributed through brick-and-mortar retail in Mexico and Canada. We plan to continue to expand our brands internationally and to license to certain international licensing partners the right to distribute products under our brands through department stores and other retailers in such international markets.

•
Deliver Quality Product Offerings. We employ a professional team to provide best in class design, production and distribution to ensure that our products adhere to stringent quality standards and design specifications that we have developed. We intend to continue to invest in our design and marketing capabilities in order to differentiate our services to our customers and licensees and our brands in the marketplace.

•
Acquire, Develop or Partner with Brands. We plan to continue to pursue the acquisition and/or development of additional brands or the rights to brands which we believe are synergistic and complementary to our overall strategy. Our brand acquisition and development strategy are focused on dynamic brands that we believe:

•	are synergistic to our existing portfolio of brands;

•	are strategic to our growth in a channel of distribution; and

•	are expected to be accretive to our earnings.
Licensing Design, Production and Marketing
Interactive TV
QVC is an important strategic partner in our interactive television business and is our largest licensee for each of our Mizrahi, Ripka and Halston brands. QVC’s business model is to promote and sell products through its interactive television programs and related e-commerce and mobile platforms. We employ and manage on-air spokespersons under each of these brands in order to promote products under our brands on QVC. According to QVC, QVC (including HSN) had global revenues of approximately $11.3 billion in 2018, of which e-commerce sales represented approximately $5.8 billion, and QVC’s programming currently reaches approximately 360 million homes worldwide. QVC was ranked as the number three mobile retailer in the U.S. according to the 2017 Internet Retailer Mobile 500, and as number four among multi-category retailers in North America, according to the 2016 Internet Retailer Top 500. Our agreements with QVC allow our on-air spokespersons to promote our non-QVC product lines and strategic partnerships under the Mizrahi, Ripka, and Halston Brands through QVC’s programs, subject to certain parameters including the payment of a portion of our non-QVC revenues to QVC. We believe that our ability to continue to leverage QVC’s media platform, reach, and attractive customer base to cross-promote products in and drive traffic to our other channels of distribution provides us a unique advantage.
In addition to full design services and marketing support, we also provide production to QVC. This business model allows us to focus on our core competencies of design, production, marketing, and brand management without much of the risk and investment requirements in inventory associated with traditional consumer product companies. The Mizrahi Brand is licensed through our wholly owned subsidiary, IM Brands, LLC (“IM Brands”), the Ripka Brand is licensed through our wholly owned subsidiary, JR Licensing, LLC (“JR Licensing”) and the Halston Brand is licensed through our wholly owned subsidiaries, H Licensing, LLC (“H Licensing”) and H Heritage Licensing, LLC ("H Heritage Licensing"),
QVC Agreements
Through our wholly owned subsidiaries, we have entered into direct-to-retail license agreements with QVC, pursuant to which we design, and QVC sources and sells, various products under our IsaacMizrahiLIVE brand, the Judith Ripka brands, the H by

Halston brand, and the C Wonder brand. These agreements include, respectively, the QVC Agreement for the Mizrahi Brand (the "IM QVC Agreement"), the QVC Agreement for the Ripka Brand (the "Ripka QVC Agreement"), and the QVC Agreement for the H Halston Brand (the H Halston QVC Agreement"), (collectively, the “QVC Agreements”). QVC owns the rights to all designs produced under the QVC Agreements, and the QVC Agreements include the sale of products across various categories through QVC’s television media and related internet sites.
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

Agreement	Current Term Expiry	Automatic Renewal	Xcel Commenced Brand with QVC	QVC Product Launch
IM QVC Agreement	September 30, 2020	one-year period	September 2011	2010
Ripka QVC Agreement	March 31, 2020	one-year period	April 2014	1999
H QVC Agreement	December 31, 2020	one-year period	January 2015	September 2015

In connection with the foregoing and during the same periods, QVC and its subsidiaries have the exclusive, worldwide right to use the names, likenesses, images, voices, and performances of our spokespersons to promote the respective products. Under the IM QVC Agreement, IM Brands has also granted to QVC and its affiliates, during the same period, exclusive, worldwide rights to promote third party vendor co-branded products that, in addition to bearing and being marketed in connection with the trademarks and logos of such third-party vendors, also bear or are marketed in connection with the IsaacMizrahiLIVE trademark and related logo.
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
Also, under the QVC Agreements, we will pay a royalty participation fee to QVC on revenue earned from the sale, license, consignment, or any other form of distribution of any products, bearing, marketed in connection with or otherwise associated with the specified trademarks and brands.
Under the QVC Agreements, we are restricted from selling products under the specified respective brands or trademarks (including the trademarks, copyrights, designs, logos, and related intellectual property themselves) to mass merchants. The QVC Agreements generally prohibit us from selling products under the specified respective brands or any of our other trademarks and brands to a direct competitor of QVC (generally defined as any entity other than QVC whose primary means of deriving revenue is the transmission of interactive television programs). In addition, during the terms of the IM QVC Agreement, and the Ripka QVC Agreement, and for one year thereafter, the respective subsidiary may not, without QVC’s consent, promote, advertise, endorse or sell (i) the specified branded products through any means or (ii) any products through interactive television. During the term of the H QVC Agreement, and for one year thereafter, H Licensing may not, without QVC’s consent, promote, advertise, endorse or sell any products, including the H by Halston Brands, through interactive television.
In addition to the foregoing, certain of the QVC Agreements permit us to promote brick-and-mortar collections on QVC’s television program subject to certain terms and restrictions.
While sales under the QVC Agreements have been generated primarily in the United States, we are in the process of expanding internationally. We commenced sales of our IsaacMizrahiLIVE brand through QVC in the United Kingdom in May 2014 and launched the brand through QVC in Italy in August 2015, France in September 2015, and Germany in November 2015. We began selling the Ripka Brand through QVC in Japan in May 2015. The H by Halston brand was launched on QVC in the United Kingdom in November 2015, Italy in August 2016, France in September 2016, and Germany in October 2016. We plan to continue to expand our brands internationally through QVC where QVC has or develops an international presence.
In addition, the Company also received fees from QVC related to the management and design of the LCNY brand pursuant to an agreement with Kate Spade Company (“KSC”), formerly Fifth & Pacific Companies, Inc. and formerly Liz Claiborne, Inc. (the “LCNY Agreement”). The LCNY Agreement expired July 31, 2016.
For the years ended December 31, 2018 and 2017, net revenue from the QVC Agreements collectively accounted for 72% and 81%, respectively, of the total revenues of the Company.
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
On September 1, 2015, we entered into a license agreement with Lord & Taylor, LLC (the “L&T License”) and simultaneously amended the HIP License Agreement eliminating HIP’s minimum guaranteed royalty obligations, provided the L&T License is in effect. In addition, we entered into a sublicense agreement with HIP (the “HIP Sublicense Agreement”), obligating us to pay HIP on an annual basis the greater of (i) 50% of royalties received under the L&T License from H Halston products or (ii) guaranteed minimum royalties. Provided that Lord & Taylor is paying us at least $1,000,000 per quarter under the L&T License, the remaining contractually guaranteed minimum royalties are equal to $0.75 million, $0.75 million, $1.5 million, and $1.75 million for the twelve months ending January 31, 2018, 2019, 2020, and 2021, respectively.
On December 12, 2016, we entered into another license agreement for the H Halston brand with Dillard’s Inc. and affiliates (the “Dillard’s License”, and together with the L&T License, the “DRT Licenses”).
Through October 26, 2018, the Company and Halston Operating Company, LLC ("HOC"), a subsidiary of House of Halston ("HOH"), operated under an at-will license on the terms set forth below in lieu of the terms of the HIP License agreement and HIP sublicense agreement:

•
The HIP Trademark Usage and Royalty Participation Agreement, had an initial term that expired on December 31, 2020 unless sooner terminated or renewed, and required that we pay to HIP: (i) 50% of the excess H Halston Royalty paid to us under the DRT Licenses and any other third party licenses that we may enter into; (ii) 25% of the excess developed brand royalty paid to us for the Highline Collective Brand under the DRT Licenses, and 20% of the excess developed brand royalty paid to us for any subsequent developed brand under the DRT Licenses, and (iii) 10% of the excess private label brand royalty paid to us under the DRT Licenses and during the first term only of the DRT Licenses. Additionally, we have the right, but not the obligation, at any time after January 31, 2023, to terminate the obligations under points (ii) and (iii) above by paying to HIP an amount equal to four times the sum of the developed brand credits and private label credits for the contract year ending on January 31, 2023 (the "Buy Out Payment''). The Buy-Out Payment was payable by us and at our sole discretion either (a) in cash, or (b) in a number of common shares of Xcel calculated based on the amount of the Buy-Out Payment divided by the average closing price for common shares of Xcel on a national exchange for the preceding five trading days, subject to a minimum price for common shares of Xcel of $7.00 per common share.

•
A license and supply agreement with the Halston Operating Company, LLC (“HOC”), a subsidiary of HOH, with an initial term ending on January 31, 2022, subject to renewal. Under the HOC at-will license and supply agreement, HOC shall provide licensed products for sale to pre-approved retailers, including Hudson Bay Company ("HBC") and Dillard’s, and shall also be responsible for overseeing the visual merchandising and in-store retail environments for such approved retailers, and was responsible for training and oversight of any retail staff responsible for selling the licensed products within HBC and Dillard’s, as reasonably agreed upon between HOC and HBC and Dillard’s. The HOC at-will license and supply agreement provided for, among other things, design fees of $1.2 million for the period from July 1, 2017 through December 31, 2017, subsequent design fees of $2.4 million for the contractual yearly periods ending on January 31, 2019, and on December 31, 2020, 2021, and 2022, respectively, and sales-based royalties on the categories of products licensed under the agreement and the contractual year of payment.

Effective October 26, 2018, we terminated the HIP License Agreement and the HIP Sublicense Agreement. In addition, the at-will license was terminated and is no longer in effect.

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
We are in discussions with other potential licensees and strategic partners to license and/or co-brand the Mizrahi brand, Ripka brand, Halston brand, and C Wonder brand for additional categories. In certain cases, we have engaged licensing agents to assist in the procurement of such licenses for which we or our licensees pay such agents’ fees based upon a percentage of the net sales of licensed products by such licensees, or a percentage of the royalty payments that we receive from such licensees. While many of the new and proposed licensing agreements will likely require us to provide seasonal design services, most of our new and prospective licensing partners have their own design staff, and we therefore expect low incremental overhead costs related to expanding our licensing business. We will endeavor, where possible, to require licensees to provide guaranteed minimum royalties under their license agreements.
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
Wholesale and e-Commerce
In December 2017, we launched our Judith Ripka Fine Jewelry e-commerce business and in January 2018 we launched Judith Ripka Fine Jewelry wholesale operations. In November 2018 we launched our apparel wholesale business. Our strategy is to complement our interactive television and licensing business with a wholesale and direct-to-consumer business model by leveraging our design, merchandising, sourcing and production capabilities. Our goal is to grow our brands organically in multiple distribution channels and provide a platform that could enable us to acquire brands or develop private label brands for our retail partners.
Design and Promotional Services
We provide design and other services to certain of our licensees and, in some cases, for private label programs for certain of our retail partners. In particular, we provide all design services to QVC for products sold under the IM QVC Agreement, Ripka QVC Agreement and H QVC Agreement. This includes seasonal design guidance, product development and merchandising, product design and sample review and approvals through our in-house design organization. Additionally, the Company provides limited design services under wholesale licenses which may include seasonal design guidance (such as style guides) and/or print and pattern development, for which certain of our licensees pay us fixed fees for such services as determined in their agreements. In general, the design of products under our wholesale licenses is expected to be completed by the licensees at our direction.
In certain cases, the Company provides promotional services and collaborations with other brands or companies, which may include the use of our brands for the promotion of such company or brands through the internet, television, or other digital content, print media or other marketing campaigns featuring, in-person appearances by our celebrity spokespersons, the development of limited collections of products (which may include co-branded products) for such company, or other services as determined on a case-by-case basis. These include promotions with Hewlett Packard, Revlon, Johnson & Johnson, and Kleenex.
We also provide certain technology services to our retail partners and certain of our licensees under our proprietary integrated technology platform.
Marketing

Marketing is a critical element to maximize brand value to our licensees and our Company. Therefore, we provide social media marketing and other marketing and public relations support for our brands.
Given our ubiquitous-channel retail sales strategy focusing on the sale of branded products through various distribution channels (including e-commerce, interactive television, and traditional brick-and-mortar sales channels), our marketing efforts currently focus on PR and fashion editorial, social media campaigns, personal appearances, and digital content in order to drive retail sales of product and consumer awareness across our various sales distribution channels. We seek to create the intersection where shopping, entertainment, and social meet. As such, our marketing is currently conducted primarily through social media, blogs, videos, images, and other digital content that are all updated regularly. Our efforts also include promoting namesakes of our brands and our personalities through various media including television (such as Project Runway All-Stars), design for performances, and other events. We also work with our retail partners to leverage their marketing resources, including e-commerce platforms and related digital marketing campaigns, social media platforms, direct mail pieces, and public relations efforts.
Our agreements with QVC allow our brand spokespersons to promote our non-QVC product lines and strategic partnerships under our brands through QVC’s programs, subject to certain parameters including the payment of a portion of our non-QVC revenues to QVC. We believe that this provides us with the ability to leverage QVC’s media platform (including television, e-commerce, and social media) and QVC’s customer base of approximately 400 million households worldwide to cross-promote products in and drive traffic to our other channels of distribution. Many of our licensees make advertising and marketing contributions to the Company under their license agreements which are used to fund marketing-related expenses and further promote our brands as we deem appropriate. Certain of the wholesale licenses contain requirements to provide advertising or marketing for our brands under their respective license agreements.
We also market the Mizrahi brand through www.isaacmizrahi.com, Halston Brand through www.halston.com, the Judith Ripka Fine Jewelry brand through www.judithripka.com and C Wonder brand through www.cwonder.com. Through our websites, we are able to present the products under our brands to customers with branding that reflects each brand’s heritage and unique point-of-view.
Our Judith Ripka Fine Jewelry brand e-commerce business growth is dependent on driving traffic to our website and converting our visitors into customers. Our strategy to focus on new customer acquisition has started to show results in 2018. This increase in our core customer base is fueling our rapid growth.
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
Because many of our competitors have significantly greater cash, revenues, and resources than we do, we must work to differentiate ourselves from our direct and indirect competitors to successfully compete for market share with the brands we own and for future acquisitions. We believe that the following factors help differentiate our Company in an increasingly crowded competitive landscape:

•	our management team, including our officers’ and directors’ historical track records and relationships within the industry;

•	our brand management platform, which has a strong focus on design, product and marketing; and

•
our operating strategies of wholesales and direct-to consumer sales and licensing brands with significant media presence and driving sales through our ubiquitous-channel retail sales strategy across interactive television, brick-and-mortar, and e-commerce distribution channels.

We expect our and our existing and future licenses to relate to products in the apparel, footwear, accessories, jewelry, home goods, and other consumer products industries, in which our licensees face intense competition, including from our other brands and licensees. In general, competitive factors include quality, price, style, name recognition, and service. In addition, various fashion trends and the limited availability of shelf space could affect competition for our licensees’ products. Many of our licensees’ competitors have greater financial, distribution, marketing, and other resources than our licensees and have achieved significant name recognition for their brand names. Our licensees may be unable to successfully compete in the markets for their products, and we may not be able to continue to compete successfully with respect to our licensing arrangements.
Trademarks

The Company, through its subsidiaries, owns and exploits the Mizrahi brands, which include the trademarks and brands Isaac Mizrahi, Isaac Mizrahi New York, IMNYC Isaac Mizrahi, and IsaacMizrahiLIVE; the Ripka brands, which include the trademarks and brands Judith Ripka LTD, Judith Ripka Collection, Judith Ripka Legacy, Judith Ripka, and Judith Ripka Sterling; all Halston- brands and trademarks, namely, Halston, Halston Heritage, Roy Frowick, H by Halston and H Halston; the C Wonder brands, which include the trademarks and brands C Wonder and C Wonder Limited; and the Highline Collective brand.
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
Employees
As of December 31, 2018, we had 81 full-time employees and 9 part-time employees. None of our employees are represented by a labor union.
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
As of December 31, 2018, we had cash and cash equivalents of approximately $8.8 million. Although we believe that our existing cash and our anticipated cash flow from operations will be sufficient to sustain our operations at our current expense levels for at least 12 months subsequent to the date of the filing of this Annual Report on Form 10-K, we may require significant additional cash to satisfy our working capital requirements, expand our operations or acquire additional brands, although historically we have funded acquisitions with debt and equity financing. Our inability to finance our growth, either internally through our operations or externally, may limit our growth potential and our ability to execute our business strategy successfully. If we issue securities to raise capital to finance operations and/or pay down or restructure our debt, our existing stockholders may experience dilution. In addition, the new securities may have rights senior to those of our common stock.

We have a limited operating history with our more recently acquired brands.

We have acquired and launched all of our brands other than the Mizrahi brands over the last five years, including our February 2019 acquisition of the Halston brands. Since we only recently acquired these brands, we have limited experience operating and managing these brands. Operating and managing these brands and/or any future brands that we may acquire may require the expenditure of a significant amount of our time and resources and could negatively impact our results of operations.

Our significant debt obligations could impair our liquidity and financial condition, and in the event we are unable to meet our debt obligations, we could lose ownership of our trademarks and/or other assets.

On February 12, 2019, we amended and restated our senior secured credit facility with Bank Hapoalim B.M., pursuant to which we extended the term of the existing term loan and entered into an additional term loan, which had an outstanding principal balance of $15.5 million as of December 31, 2018 under the credit facility. We have an outstanding balance of $22.0 million as of March 28, 2019 under the credit facility. In addition, we had previously issued to IM Ready-Made, LLC (“IM Ready”) a promissory note in connection with our acquisition of the Mizrahi business, which we refer to as the IM Seller Note, which had an outstanding balance of $742,000 as of December 31, 2018. Furthermore, we issued to Ripka non-interest bearing promissory notes in connection with our acquisition of the Ripka brands, which we refer to as the Ripka Seller Notes, of which 0.6 million of the principal amount remained outstanding as of December 31, 2018. We also have contingent obligations associated with the acquisitions of the Ripka brands and the C Wonder Brand, for which we have recorded $0.1 million and $2.9 million, respectively, as contingent obligations on our consolidated balance sheet as of December 31, 2018. The Ripka Seller Notes and the contingent obligation related to the C Wonder Brand may be payable in cash or common stock at our discretion. Additionally, in connection with the acquisition of the Halston brands in February 2019, we incurred a contingent payment obligation of up to $6.0 million, which we will record the fair value on our March 31, 2019 financial statements. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions or for other operating needs.

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

•	could impede us from obtaining additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes;

•	impose restrictions on us with respect to the use of our available cash, including in connection with future transactions;

•	could limit our ability to execute on our acquisition strategy; and

•	make us more vulnerable in the event of a downturn in our business prospects and could limit our flexibility to plan for, or react to, changes in our sales and licensing channels.

In the event that we fail in the future to make any required payment under the agreements governing our indebtedness or if we fail to comply with the financial and operating covenants contained in those agreements, we would be in default with respect to that indebtedness and the lenders could declare such indebtedness to be immediately due and payable. Our credit facility with Bank Hapoalim B.M has been amended in the past to eliminate or change the minimum EBITDA requirement for specified periods. There can be no assurance that Bank Hapoalim B.M. will amend the credit facility in the future to adjust or eliminate covenants or waive our non-compliance or breach of a financial or other covenant in the future. Termination of any of the QVC Agreements would also result in a default under our credit facility with Bank Hapoalim B.M. A debt default could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under all or a portion of our indebtedness, or a renegotiation of our credit facility with Bank Hapoalim B.M. with more onerous terms and/or additional equity dilution. Since substantially all of our debt obligations are secured by our assets, upon a default, our lenders may be able to foreclose on our assets.

A substantial portion of our licensing revenue is concentrated with a limited number of licensees such that the loss of any of such licensees could decrease our revenue and impair our cash flows.

A substantial portion of our revenues has been paid by QVC, through the QVC Agreements. During the years ended December 31, 2018 and 2017, QVC accounted for approximately 72% and 81%, respectively, of our total revenue. Because we are dependent on these agreements with QVC for a significant portion of our revenues, if QVC were to have financial difficulties, or if QVC decides not to renew or extend its existing agreements with us, our revenue and cash flows could be reduced substantially. Our cash flow would also be significantly impacted if there were significant delays in our collection of receivables from QVC. Additionally, we have limited control over the programming that QVC devotes to our brands or its promotional sales with our brands (such as “Today’s Special Value” sales). QVC has reduced the programming time it devotes to jewelry and, accordingly, also to our Ripka brand, and if QVC further reduces or modifies its programming or promotional sales related to our brands, our revenues and cash flows could be reduced substantially. In order to increase sales of a brand through QVC, we generally require additional television programming time dedicated to the brand by QVC. QVC is not required to devote any minimum amount of programming time for any of our brands.

While our business with QVC has grown since the IsaacMizrahiLIVE brand was launched through December 31, 2017, our 2018 QVC revenues were flat to 2017, and there is no guarantee that our QVC revenues will grow in the future or that they will not decline. Additionally, there can be no assurance that our other licensees will be able to generate sales of products under our brands or grow their existing sales of products under our brands, and if they do generate sales, there is no guarantee that they will not cause a decline in sales of products being sold through QVC.

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

Our revenues are dependent on payments made to us under our licensing agreements. Although the licensing agreements for our brands typically require the advance payment to us of a portion of the licensing fees and in many cases provide for guaranteed minimum royalty payments to us, the failure of our licensees to satisfy their obligations under these agreements or their inability to operate successfully or at all, could result in their breach and/or the early termination of such agreements, the non-renewal of such agreements or our decision to amend such agreements to reduce the guaranteed minimums or sales royalties due thereunder, thereby eliminating some or all of that stream of revenue. Moreover, during the terms of the license agreements, we are substantially dependent upon the efforts and abilities of our licensees to maintain the quality and marketability of the products bearing our trademarks, as their failure to do so could materially tarnish our brands, thereby harming our future growth and prospects. In addition, the failure of our licensees to meet their production, manufacturing, sourcing, and distribution requirements or actively market the branded licensed products could cause a decline in their sales and potentially decrease the amount of royalty payments (over and above the guaranteed minimums) due to us. A weak economy or softness in the apparel and retail sectors could exacerbate this risk. This, in turn, could decrease our potential revenues. The concurrent failure by several of our material licensees to meet their financial obligations to us could jeopardize our ability to meet the financial covenant requirements in connection with our debt facility or facilities. Further, such failure may impact our ability to make required payments with respect to such indebtedness. The failure to satisfy our financial covenant requirements or to make such required payments would give our lenders the right to accelerate all obligations under our debt facility or facilities and foreclose on our trademarks, license agreements, and other related assets securing such notes.

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

Negative claims or publicity regarding Xcel, our brands or our products could adversely affect our reputation and sales regardless of whether such claims are accurate. Social media, which accelerates the dissemination of information, can increase the challenges of responding to negative claims. In the past, many apparel companies have experienced periods of rapid growth in sales and earnings followed by periods of declining sales and losses. Our businesses may be similarly affected in the future.

We expect to achieve growth based upon our plans to expand our business under our existing brands, and continue to develop a licensing business under the C Wonder brands. If we fail to manage our expected future growth, our business and operating results could be materially harmed.

We expect to achieve growth in our existing brands and intend to seek new opportunities and international expansion through interactive television and licensing arrangements and through expansion of our department store business, including Fast-to-Market production platform to include new retailers and to increase the products lines offered under this platform. The success of our company, however, will still remain largely dependent on our ability to build and maintain broad market acceptance of our brands, to contract with and retain key licensees and on our licensees’ ability to accurately predict upcoming fashion and design trends within customer bases and fulfill the product requirements of retail channels within the global marketplace.

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

The shift to our wholesale operations for our Fast-to-Market platform subjects us to additional risks, including the risk of our ability to execute a new strategy.

On November 1, 2018, we terminated the licensee pursuant to which our former licensee sold goods under our brands in conjunction with our license agreements with Lord & Taylor and Dillard’s. Our new strategy requires us to establish wholesaling operations whereby we are responsible to place, source, fulfill and deliver product orders to these retail customers. Our failure to design products, place, source and fulfill orders and deliver products of the quality required by our customers on a timely and cost-effective basis could result in additional costs under our supply agreements, subject us to possible termination of our supply agreements and otherwise have a material adverse effect on our operations. Moreover, our failure to execute our strategy could harm our reputation and negatively impact our ability to enter into additional supply and sourcing agreements.

Further, to the extent that our customers fail to make payment on their orders in a timely manner or at all, our cash flows and our ability to satisfy other orders may be adversely impacted.

We are subject to the risks associated with our Judith Ripka brand, including our recent transitioning of our non-QVC operations.

We recently transitioned the non-QVC operations of our Judith Ripka brand to a wholesale and direct to consumer model. As a result, we changed these operations from a licensed model to a wholesale and direct-to-consumer business model. We commenced e-commerce sales and wholesales of our Judith Ripka brand. As a result, we do not have an established history of conducting these operations.

We produce product for our Judith Ripka brands to hold as inventory for sales through our website and wholesale accounts. If we misjudge the market for our Judith Ripka products, we may be faced with significant excess inventory for some products and missed opportunities for other products. In addition, weak sales and mark downs by our retailers or our need to liquidate excess inventory could adversely affect our results of operations. If we are not successful in managing our inventory balances, our cash flows and operating results may be adversely affected.

If our customers change their buying patterns, request additional allowances, develop their own private label brands or enter into agreements with national brand manufacturers to sell their products on an exclusive basis, our sales to these customers could be materially adversely affected.

Our customers’ buying patterns, as well as the need to provide additional allowances to customers, could have a material adverse effect on our business, results of operations and financial condition. Customers’ strategic initiatives, including developing their own private labels brands, selling national brands on an exclusive basis, reducing the number of vendors they purchase from, or reducing the floor space dedicated to our brands could also impact our sales to these customers. There is a trend among major retailers to concentrate purchasing among a narrowing group of vendors. To the extent that any key customer reduces the number of its vendors or allocates less floor space for our products and, as a result, reduces or eliminates purchases from us, there could be a material adverse effect on us.

Intense competition in the apparel, fashion and jewelry industries could reduce our sales and profitability.

As a fashion company, we face intense competition from other domestic and foreign apparel, footwear, accessories and jewelry manufacturers and retailers. Competition has and may continue to result in pricing pressures, reduced profit margins, lost market share or failure to grow our market share, any of which could substantially harm our business and results of operations. Competition is based on many factors including, without limitation, the following:

•	establishing and maintaining favorable brand recognition;

•	developing products that appeal to consumers;

•	pricing products appropriately;

•	determining and maintaining product quality;

•	obtaining access to sufficient floor space in retail locations;

•	providing appropriate services and support to retailers;

•	maintaining and growing market share;

•	developing and maintaining a competitive e-commerce site;

•	hiring and retaining key employees; and

•	protecting intellectual property.

 Competition in the apparel, fashion and jewelry industries is intense and is dominated by a number of very large brands, many of which have longer operating histories, larger customer bases, more established relationships with a broader set of suppliers, greater brand recognition and greater financial, research and development, marketing, distribution and other resources than we do. These capabilities of our competitors may allow them to better withstand downturns in the economy or apparel, fashion and jewelry industries. Any increased competition, or our failure to adequately address any of these competitive factors which we have seen from time to time, could result in reduced sales, which could adversely affect our business, financial condition and operating results.

Competition, along with such other factors as consolidation within the retail industry and changes in consumer spending patterns, could also result in significant pricing pressure and cause the sales environment to be more promotional, as it has been in recent years, impacting our financial results. If promotional pressure remains intense, either through actions of our competitors or through customer expectations, this may cause a further reduction in our sales and gross margins and could have a material adverse effect on our business, financial condition and operating results.

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

To the extent we seek to acquire additional brands, we will face competition to retain licenses and to complete such acquisitions. The ownership, licensing, and management of brands is becoming a more widely utilized method of managing consumer brands as production continues to become commoditized and manufacturing capacity increases worldwide. We face competition from numerous direct competitors, both publicly and privately-held, including traditional apparel and consumer brand companies, other brand management companies and private equity groups. Companies that traditionally focused on wholesale manufacturing and sourcing models are now exploring licensing as a way of growing their businesses through strategic licensing partners and direct-to-retail contractual arrangements. Furthermore, our current or potential licensees may decide to develop or purchase brands rather than renew or enter into contractual agreements with us. In addition, this increased competition could result in lower sales of products offered by our licensees under our brands. If our competition for licenses increases, it may take us longer to procure additional licenses, which could slow our growth rate.

The extent of our foreign sourcing may adversely affect our business.

We and our licensees work with several manufacturers overseas, primarily located in China and Thailand, during fiscal 2018. A manufacturing contractor’s failure to ship products to us in a timely manner or to meet the required quality standards could cause us to miss the delivery date requirements of our customers for those items. The failure to make timely deliveries may cause customers to cancel orders, refuse to accept deliveries or demand reduced prices, any of which could have a material adverse effect on us. As a result of the magnitude of our foreign sourcing, our business is subject to the following risks:

•
political and economic instability in countries or regions, especially Asia, including heightened terrorism and other security concerns, which could subject imported or exported goods to additional or more frequent inspections, leading to delays in deliveries or impoundment of goods;

•	imposition of regulations, quotas and other trade restrictions relating to imports, including quotas imposed by bilateral textile agreements between the U.S. and foreign countries;

•	currency exchange rates;

•	imposition of increased duties, taxes and other charges on imports;

•	labor union strikes at ports through which our products enter the U.S.;

•	labor shortages in countries where contractors and suppliers are located;

•	restrictions on the transfer of funds to or from foreign countries;

•	disease epidemics and health-related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;

•	the migration and development of manufacturing contractors, which could affect where our products are or are planned to be produced;

•	increases in the costs of fuel, travel and transportation;

•
reduced manufacturing flexibility because of geographic distance between our foreign manufacturers and us, increasing the risk that we may have to mark down unsold inventory as a result of misjudging the market for a foreign-made product; and

•	violations by foreign contractors of labor and wage standards and resulting adverse publicity.

If these risks limit or prevent us from manufacturing products in any significant international market, prevent us from acquiring products from foreign suppliers, or significantly increase the cost of our products, our operations could be seriously disrupted until alternative suppliers are found or alternative markets are developed, which could negatively impact our business.

Fluctuations in the price, availability and quality of raw materials could cause delays and increase costs and cause our operating results and financial condition to suffer.

Fluctuations in the price, availability and quality of the fabrics or other raw materials, particularly cotton, silk, leather and synthetics used in our manufactured apparel, and gold, silver and other precious and semi-precious metals and gem stones used in our jewelry, could have a material adverse effect on cost of sales or our ability to meet customer demands. The prices of fabrics, precious and semi-precious metals and gemstones depend largely on the market prices of the raw materials used to produce them. The price and availability of the raw materials and, in turn, the fabrics, precious and semi-precious metals and gem stones used in our apparel and jewelry may fluctuate significantly, depending on many factors, including crop yields, weather patterns, labor costs and changes in oil prices. We may not be able to create suitable design solutions that utilize raw materials with attractive prices or, alternatively, to pass higher raw materials prices and related transportation costs on to our customers. We are not always successful in our efforts to protect our business from the volatility of the market price of raw materials, and our business can be materially affected by dramatic movements in prices of raw materials. The ultimate effect of this change on our earnings cannot be quantified, as the effect of movements in raw materials prices on industry selling prices are uncertain, but any significant increase in these prices could have a material adverse effect on our business, financial condition and operating results.

Our reliance on independent manufacturers could cause delays or quality issues which could damage customer relationships.

We use approximately eight independent manufacturers to assemble or produce all of our products. We are dependent on the ability of these independent manufacturers to adequately finance the production of goods ordered and maintain sufficient manufacturing capacity. The use of independent manufacturers to produce finished goods and the resulting lack of direct control could subject us to difficulty in obtaining timely delivery of products of acceptable quality. We generally do not have long-term written agreements with any independent manufacturers. As a result, any single manufacturing contractor could unilaterally terminate its relationship with us at any time. Supply disruptions from these manufacturers (or any of our other manufacturers) could have a material adverse effect on our ability to meet customer demands, if we are unable to source suitable replacement materials at acceptable prices or at all. Moreover, alternative manufacturers, if available, may not be able to provide us with products or services of a comparable quality, at an acceptable price or on a timely basis. We may also, from time to time, make a decision to enter into a relationship with a new manufacturer. Identifying a suitable supplier is an involved process that requires us to become satisfied with their quality control, responsiveness and service, financial stability and labor and other ethical practices. There can be no assurance that there will not be a disruption in the supply of our products from independent manufacturers or that any new manufacturer will be successful in producing our products in a manner we expected. The failure of any independent manufacturer to perform or the loss of any independent manufacturer could have a material adverse effect on our business, results of operations and financial condition.

If our independent manufacturers fail to use ethical business practices and comply with applicable laws and regulations, our brand image could be harmed due to negative publicity.

We have established and currently maintain operating guidelines which promote ethical business practices such as fair wage practices, compliance with child labor laws and other local laws. While we monitor compliance with those guidelines, we do not control our independent manufacturers or their business practices. Accordingly, we cannot guarantee their compliance with our guidelines. A lack of demonstrated compliance could lead us to seek alternative suppliers, which could increase our costs and result in delayed delivery of our products, product shortages or other disruptions of our operations.

Violation of labor or other laws by our independent manufacturers or the divergence of an independent manufacturer’s labor or other practices from those generally accepted as ethical in the U.S. or other markets in which we do business could also attract negative publicity for us and our brand. From time to time, our audit results have revealed a lack of compliance in certain respects, including with respect to local labor, safety and environmental laws. Other fashion companies have faced criticism after highly-publicized incidents or compliance issues have occurred or been exposed at factories producing their products. To the extent our manufacturers do not bring their operations into compliance with such laws or resolve material issues identified in any of our audit results, we may face similar criticism and negative publicity. This could diminish the value of our brand image and reduce demand for our merchandise. In addition, other fashion companies have encountered organized boycotts of their products in such situations. If we, or other companies in our industry, encounter similar problems in the future, it could harm our brand image, stock price and results of operations.

Monitoring compliance by independent manufacturers is complicated by the fact that expectations of ethical business practices continually evolve, may be substantially more demanding than applicable legal requirements and are driven in part by legal developments and by diverse groups active in publicizing and organizing public responses to perceived ethical shortcomings. Accordingly, we cannot predict how such expectations might develop in the future and cannot be certain that our guidelines would satisfy all parties who are active in monitoring and publicizing perceived shortcomings in labor and other business practices worldwide.

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

Our success is largely dependent upon the efforts of Robert D’Loren, our Chief Executive Officer and Chairman of our board of directors. Our continued success is largely dependent upon his continued efforts and those of our other key executives. Although we entered into an employment agreement with Mr. D’Loren, as well as employment agreements with other executives and key employees, including Isaac Mizrahi and Judith Ripka, such persons can terminate their employment with us at their option, and there is no guarantee that we will not lose the services of our executive officers or key employees. To the extent that any of their services become unavailable to us, we will be required to hire other qualified executives, and we may not be successful in finding or hiring adequate replacements. This could impede our ability to fully implement our business plan and future growth strategy, which would harm our business and prospects. In addition, Bank Hapoalim B.M. requires that Robert D’Loren is the Chairman of the board of directors of the Company. The failure of Mr. D’Loren to continue in his duties as Chairman of our board of directors would result in a default under the credit facility with Bank Hapoalim B.M.

Our trademarks and other intangible assets are subject to impairment charges under accounting guidelines.

Intangible assets, including our trademarks represent a substantial portion of our assets. Under accounting principles generally accepted in the United States of America (“GAAP”), indefinite lived intangible assets, including our trademarks, are not amortized, but must be tested for impairment annually or more frequently if events or circumstances indicate the asset may be impaired. The estimated useful life of an intangible asset must be evaluated each reporting period to determine whether events and circumstances continue to support an indefinite useful life. Finite lived intangible assets are amortized over their estimated useful lives. Non-renewal of license agreements or other factors affecting our market segments or brands could result in significantly reduced revenue for a brand, which could result in a devaluation of the affected trademark. If such devaluations of our trademarks were to occur, a material impairment in the carrying value of one or more of our trademarks could also occur and be charged as a non-cash expense to our operating results, which could be material. Any further write-down of intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results.

Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or by a change in allocation of state and local jurisdictions, or interpretations thereof. The Company currently files U.S. federal tax returns and various state tax returns. Tax years that remain open for assessment for federal and state purposes include years ended December 31, 2015 through December 31, 2018. We regularly assess the likelihood of recovering the amount of deferred tax assets recorded on the balance sheet and the likelihood of adverse outcomes resulting from examinations by various taxing authorities in order to determine the adequacy of our provision for income taxes. Although under the 2018 Tax Cuts and Jobs Act Federal tax rates are lower, certain expenses will be either reduced or eliminated, causing the Company to have increased taxable income, which may have an adverse effect on our future income tax obligations. We cannot guarantee that the outcomes of these evaluations and continuous examinations will not harm our reported operating results and financial condition.

We must successfully maintain and/or upgrade our information technology systems.

We rely on various information technology systems to manage our operations, which subject us to inherent costs and risks associated with maintaining, upgrading, replacing, and changing these systems, including impairment of our information technology, potential disruption of our internal control systems, substantial capital expenditures, demands on management time, cyber security breaches and other risks of delays or difficulties in upgrading, transitioning to new systems, or of integrating new systems into our current systems.

A decline in general economic conditions resulting in a decrease in consumer spending levels and an inability to access capital may adversely affect our business.

The success of our operations depends on consumer spending. Consumer spending is impacted by a number of factors which are beyond our control, including actual and perceived economic conditions affecting disposable consumer income (such as unemployment, wages, energy costs and consumer debt levels), customer traffic within shopping and selling environments, business conditions, interest rates and availability of credit and tax rates in the general economy and in the international, regional and local markets in which our products are sold. Global economic conditions historically included significant recessionary pressures and declines in employment levels, disposable income and actual and/or perceived wealth and further declines in consumer confidence and economic growth. A depressed economic environment is often characterized by a decline in consumer discretionary spending and has disproportionately affected retailers and sellers of consumer goods, particularly those whose goods are viewed as discretionary or luxury purchases, including fashion apparel and accessories such as ours. Such factors as well as another shift towards recessionary conditions have in the past, and could in the future, devalue our brands, which could result in an impairment in its carrying value, which could be material, create downward pricing pressure on the products carrying our brands, and adversely impact our sales volumes and overall profitability. Further, economic and political volatility and declines in the value of foreign currencies could negatively impact the global economy as a whole and have a material adverse effect on the profitability and liquidity of our operations, as well as hinder our ability to grow through expansion in the international markets. In addition, domestic and international political situations also affect consumer confidence, including the threat, outbreak or escalation of terrorism, military conflicts or other hostilities around the world. Furthermore, changes in the credit and capital markets, including market disruptions, limited liquidity, and interest rate fluctuations, may increase the cost of financing or restrict our access to potential sources of capital for future acquisitions.

The risks associated with our business are more acute during periods of economic slowdown or recession. Accordingly, any prolonged economic slowdown or a lengthy or severe recession with respect to either the U.S. or the global economy is likely to have a material adverse effect on our results of operations, financial condition, and business prospects.

System security risk issues as well as other major system failures could disrupt our internal operations or information technology services, and any such disruption could negatively impact our net sales, increase our expenses and harm our reputation.

Experienced computer programmers and hackers, and even internal users, may be able to penetrate our network security and misappropriate our confidential information or that of third parties, including our customers, enter into or facilitate fraudulent transactions, create system disruptions or cause shutdowns. In addition, employee error, malfeasance or other errors in the storage, use or transmission of any such information could result in a disclosure to third parties outside of our network. As a result, we could incur significant expenses addressing problems created by any such inadvertent disclosure or any security breaches of our network. In addition, we rely on third parties for the operation of our websites, and for the various social media tools and websites we use as part of our marketing strategy.

Consumers are increasingly concerned over the security of personal information transmitted over the internet, consumer identity theft and user privacy, and any compromise of customer information could subject us to customer or government litigation and harm our reputation, which could adversely affect our business and growth. Moreover, we could incur significant expenses or disruptions of our operations in connection with system failures or breaches. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of our systems. The costs to us to eliminate or alleviate security problems, viruses and bugs, or any problems associated with our newly transitioned systems or outsourced services could be significant, and the efforts to address these problems could result in interruptions, delays or cessation of service that may impede our sales, distribution or other critical functions. In addition to taking the necessary precautions ourselves, we require that third-party service providers implement reasonable security measures to protect our customers’ identity and privacy as well as credit card information. We do not, however, control these third-party service providers and cannot guarantee that no electronic or physical computer break-ins and security breaches will occur in the future. We could also incur significant costs in complying with the multitude of state, federal and foreign laws, including the European Union’s general data protection regulations to be effective in May 2018, regarding the use and unauthorized disclosure of personal information, to the extent they are applicable. In the case of a disaster affecting our information technology systems, we may experience delays in recovery of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support our operations and other breakdowns in normal communication and operating procedures that could materially and adversely affect our financial condition and results of operations.

Changes in laws could make conducting our business more expensive or otherwise change the way we do business.

We are subject to numerous domestic and international regulations, including labor and employment, customs, truth-in-advertising, consumer protection, data protection, and zoning and occupancy laws and ordinances that regulate retailers generally or govern the importation, promotion and sale of merchandise and the operation of stores and warehouse facilities. If these regulations were to change or were violated by our management, employees, vendors, independent manufacturers or partners, the costs of certain goods could increase, or we could experience delays in shipments of our products, be subject to fines or penalties, or suffer reputational harm, which could reduce demand for our merchandise and hurt our business and results of operations.

In addition to increased regulatory compliance requirements, changes in laws could make ordinary conduct of business more expensive or require us to change the way we do business. Laws related to employee benefits and treatment of employees, including laws related to limitations on employee hours, supervisory status, leaves of absence, mandated health benefits, overtime pay, unemployment tax rates and citizenship requirements, could negatively impact us, by increasing compensation and benefits costs, which would in turn reduce our profitability.

Moreover, changes in product safety or other consumer protection laws could lead to increased costs to us for certain merchandise, or additional labor costs associated with readying merchandise for sale. It is often difficult for us to plan and prepare for potential changes to applicable laws and future actions or payments related to such changes could be material to us.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our Annual Report on Form 10-K our assessment of the effectiveness of our internal control over financial reporting. We have dedicated a significant amount of time and resources to ensure compliance with this legislation for the year ended December 31, 2018 and will continue to do so for future fiscal periods. We cannot be certain that future material changes to our internal control over financial reporting will be effective. If we cannot adequately maintain the effectiveness of our internal control over financial reporting, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our common stock. Moreover, if we discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price.

Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until we are no longer a “smaller reporting company.” At such time that an attestation is required, our independent registered public accounting firm may issue a report that is adverse or qualified in the event that they are not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness or significant deficiency in the future.

Management exercises significant control over matters requiring shareholder approval, which may result in the delay or prevention of a change in our control.

Pursuant to a voting agreement, IM Ready-Made, LLC, Isaac Mizrahi, and Marisa Gardini agreed to appoint a person designated by our board of directors as their collective irrevocable proxy and attorney-in-fact with respect to the shares of the common stock received by them. The proxy holder will vote in favor of matters recommended or approved by the board of directors. The board of directors has designated Robert D’Loren as proxy. Also, pursuant to separate voting agreements, each of Ripka and HIP and certain other parties have agreed to appoint Mr. D’Loren as their respective irrevocable proxy and attorney-in-fact with respect to the shares of the common stock issued to them by us. The proxy holder shall vote in favor of matters recommended or approved by the board of directors.

The combined voting power of the common stock ownership of our officers, directors, and key employees is approximately 59% of our voting securities as of December 31, 2018. As a result, our management and key employees through such stock ownership will exercise significant influence over all matters requiring shareholder approval, including the election of our directors and approval of significant corporate transactions. This concentration of ownership in management and key employees may also have the effect of delaying or preventing a change in control of us that may be otherwise viewed as beneficial by stockholders other than management. There is also a risk that our existing management and a limited number of stockholders may have interests which are different from certain stockholders and that they will pursue an agenda which is beneficial to themselves at the expense of other stockholders.

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

Although our common stock is listed on the NASDAQ Global Market, our common stock is currently traded at relatively low volumes. As a result, the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small. This situation is attributable to a number of factors, including the that we are currently a small company which is still relatively unknown to securities analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot provide any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

The market price of our common stock has declined over the past three years and may be volatile, which could reduce the market price of our common stock.

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

Although our common stock closed at $1.68 per share on March 18, 2019, no assurance can be given that the per share price of our common stock will maintain such levels or that our stock will not be subject to these “penny stock” rules in the future.

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

As of December 31, 2018, we had outstanding warrants and options to purchase 4,472,690 shares of our common stock. The holders of warrants and options will likely exercise such securities at a time when the market price of our common stock exceeds the exercise price. Therefore, exercises of warrants and options will result in a decrease in the net tangible book value per share of our common stock and such decrease could be material. In addition, we may issue shares of common stock to satisfy two times the highest amount of annual excess royalties for the C Wonder brand earned through June 30, 2019 to the C Wonder brand’s sellers. As of December 31, 2018, the contingent obligation recorded on our Balance Sheet for the C Wonder Earn-Out payment was $2.9 million.

We may satisfy our obligations under the $0.59 million remaining principal amount of Ripka Seller Notes payable to Ripka by issuing shares of common stock. The number of shares which we issue to satisfy our obligations under the Ripka Seller Notes will be based on the future market price of our common stock and are currently not determinable, provided that there is a floor to the share price to satisfy the Ripka Seller Notes of $7.00 per share. The maximum number of shares that could be issued in exchange for the remaining Ripka Seller Notes is 84,923 shares.

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

As of December 31, 2018, we had an aggregate of 5,813,949 shares of common stock available for grants under our Amended and Restated 2011 Equity Incentive Plan (the "Plan") to our directors, executive officers, employees, and consultants. Issuances of common stock pursuant to the exercise of stock options or other stock grants or awards which may be granted under our Plan will dilute your interest in us.

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

We also lease approximately 18,500 square feet of office space at 475 Tenth Avenue, 4th Floor, New York, New York. This location represents our former corporate offices and operations facility, which we relocated to our current location described above in June 2016. This lease shall expire on February 28, 2022. We had subleased this office space to a third-party subtenant through December 12, 2018. In March 2019 we subleased this office space to a new subtenant through February 2022.
Item 3.        Legal Proceedings
In the ordinary course of business, from time to time we become involved in legal claims and litigation. In the opinion of management, based on consultations with legal counsel, the disposition of litigation currently pending against us is unlikely to have, individually or in the aggregate, a materially adverse effect on our business, financial position, results of operations or cash flows.
Item 4.        Mine Safety Disclosure
None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the NASDAQ Global Market, under the trading symbol “XELB.”
The table below sets forth the range of quarterly high and low sales prices for our common stock in 2018 and 2017.

December 31, 2018	High	Low
First Quarter	$3.45	$2.40
Second Quarter	$3.10	$2.25
Third Quarter	$2.95	$2.05
Fourth Quarter	$2.40	$1.00

December 31, 2017
First Quarter	$4.85	$2.00
Second Quarter	$3.10	$2.10
Third Quarter	$4.80	$2.88
Fourth Quarter	$3.70	$2.24
Holders
As of December 31, 2018, the number of our stockholders of record was 569 (excluding beneficial owners and any shares held in street name or by nominees).
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
The following table sets forth information as of December 31, 2018 regarding compensation plans under which our equity securities are authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation Plans (1)	4,472,690	$6.49	5,813,949
(1) Pursuant to our 2011 Equity Incentive Plan.
Recent Sales of Unregistered Securities

There were no sales of unregistered or registered securities during the year ended December 2018.
Purchases of equity securities by the issuer and affiliated purchasers
The following table provides information with respect to common stock repurchased by us during the years ended December 2018 and 2017.

Period	Total Number of Shares of Common Stock Purchased	Average Price per Share	Total Number of Shares of Common Stock Purchased as Part of a Publicly Announced Plan or Program
March 1, 2018 to Mar 31, 2018 (i)	43,638	$3.25	—
April 1, 2018 to April 30, 2018 (i)	181,486	3.09
May 1, 2018 to May 31, 2018 (i)	107	2.8	—
November 1, 2018 to November 30, 2018 (i)	145,920	2.27
Total year ended December 31, 2018	371,151	$2.79

March 1, 2017 to March 31, 2017 (i)	294,540	$2.70	—
May 1, 2017 to May 31, 2017 (i)	4,775	2.30	—
September 1, 2017 to September 30, 2017 (i)	2,200	3.70	—
November 1, 2017 to November 30, 2017 (i)	149,840	2.55	—
Total year ended December 31, 2017	451,355	$2.66	—

(i)	The shares were exchanged from employees and directors in connection with the income tax withholding obligations on behalf of such employees and directors from the vesting of restricted stock.

Item 6.	Selected Financial Data
Smaller reporting companies are not required to provide the information required by this Item 6.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read together with our consolidated financial statements and the notes thereto, included in Item 8 of this Annual Report on Form 10-K. This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity and cash flows for the years ended December 31, 2018 and 2017. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning factors that are beyond our control.
Overview
We are a media and consumer products company engaged in the design, production, marketing, and direct-to-consumer sales of branded apparel, footwear, accessories, jewelry, home goods and other consumer products, and the acquisition of dynamic consumer lifestyle brands. We have developed a Fast-to-Market supply chain capability driven by its proprietary integrated technology platform. Currently, our brand portfolio consists of the Isaac Mizrahi Brand, the Judith Ripka Brand, the Halston Heritage Brands, the H Halston Brands, the C Wonder Brand, and the Highline Collective brand. Our objective is to build a diversified portfolio of lifestyle consumer brands through organic growth and the strategic acquisition of new brands. To grow our brands, we are focused on the following primary strategies:

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

•	distribution of our brands to retailers that sell to the end consumer (wholesale)

•	distribution of our brands through our e-commerce site directly to the end consumer;

•	entering into strategic supply agreements directly with overseas factories for distribution to our retail partners and through our own direct-to-consumer e-commerce sites; and

•	quickly integrate additional brands into our platform and leverage our design, production and marketing capabilities, and distribution relationships.
We believe that we offer a unique value proposition to our retail and direct-to-consumer customers, and our licensees for the following reasons:

•	our management team, including our officers’ and directors’ experience in, and relationships within the industry;

•	our Fast-to-Market supply chain and integrated technology platform enables us to design and distribute trend-right product; and

•	our operating strategy, significant media and internet presence and distribution network.
In December 2017, we launched our Judith Ripka Fine Jewelry e-commerce and its wholesale operations in January 2018 and in November 2018, we launched our apparel wholesale business. In support of these new operations, we hired a new Chief Merchandising Officer and built out the infrastructure to support these operations.
Our vision is intended to reimagine shopping, entertainment, and social as one. By leveraging digital and social media content across all distribution channels, we seek to drive consumer engagement and generate retail sales across our brands. Our strong relationships with leading retailers and interactive television companies and cable networks enable us to reach consumers in over 400 million homes worldwide and hundreds of millions of social media followers.
We believe our Fast-to-Market production platform provides significant competitive advantages compared with traditional wholesale apparel companies that design, manufacture, and distribute products. We focus on our core competencies of design, integrated technologies, Fast-to-Market production, marketing, and brand development. We believe that we offer a 360 degree solution to our retail partners that addresses many of the challenges facing the retail industry today. We believe our platform is highly scalable. Additionally, we believe we can quickly integrate additional brands into our platform in order to leverage our design, production, marketing capabilities, and distribution network.
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
Revenue Recognition
Licensing
In connection with our licensing model, and in accordance with ASC 606-10-55-65, we recognize revenue at the later of when (1) the subsequent sale or usage occurs or (2) the performance obligation to which some or all of the sales- or usage-based royalty has been allocated is satisfied (in whole or in part). More specifically, we separately identify:

(i) Contracts for which, based on experience, royalties are expected to exceed any applicable minimum guaranteed payments, and to which an output-based measure of progress based on the “right to invoice” practical expedient is applied because the royalties due for each period correlate directly with the value to the customer of our performance in each period (this approach is identified as “View A” by the FASB Revenue Recognition Transition Resource Group, “TRG”); and

(ii) Contracts for which revenue is recognized based on minimum guaranteed payments using an appropriate measure of progress, in which minimum guaranteed payments are straight-lined over the term of the contract and recognized ratably based on the passage of time, and to which the royalty recognition constraint to the sales-based royalties in excess of minimum guaranteed is applied and such sales-based royalties are recognized to distinct period only when the minimum guaranteed is exceeded on a cumulative basis (this approach is identified as “View C” by the TRG).

Design Fees

The Company earns design fees for serving as a buying agent for apparel under private labels for large retailers. As a buying agent, the Company utilizes its expertise and relationships with manufacturers to facilitate the production of private label apparel to customer specifications. The Company’s design fee revenue also includes fees charged for its design and product development services provided to certain suppliers. The Company satisfies its performance obligation to its customers by performing the services in buyer agency agreements and thereby earning its design fee at the point in time when the customer’s freight forwarder takes control of the goods. The Company satisfies its performance obligation with the suppliers and earns its design fee from the factory at the point in time when the customer’s freight forwarder takes control of the goods.

Sales

Wholesale

The Company generates revenue through the design, sourcing and sale of branded jewelry and apparel to both domestic and international customers who, in turn, sell the products to their consumer. The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which occurs upon the transfer of control of the merchandise in accordance with the contractual terms and conditions of the sale.

Direct to Consumer

The Company's revenue associated with its e-commerce jewelry is recognized at a point in time when product is shipped to the customer.
Trademarks, Goodwill and Other Intangible Assets
We follow Financial Accounting Standards Board, or FASB, Accounting Standard Codification, or ASC Topic 350, “Intangibles - Goodwill and Other.” Under this standard, goodwill and indefinite lived intangible assets are not amortized, but are required to be assessed for impairment at least annually. Under this standard, we annually have the option to first assess qualitatively whether it is more likely than not that there is an impairment, or perform a quantitative analysis. Our finite lived intangible assets are amortized over their estimated useful lives.
Goodwill Impairment Review
We performed our annual quantitative analysis of intangible assets as of December 31, 2018 and annual quantitative analysis of goodwill and intangible assets at December 31, 2017. There were no impairments identified in 2018. As a result of the December 31, 2017 impairment testing, we recorded a non-cash impairment charge in the fourth quarter of 2017 for the total amount of goodwill previously recorded on our balance sheet of approximately $12.4 million. The underlying cause of the impairment was the declining public trading price of the Company’s common stock and the ensuing decrease in the Company’s market capitalization as of December 31, 2017, as compared to the calculated fair value of the Company (see below for further discussion of the determination of fair value). The Company’s trading price for its common stock had been declining in 2017 due to our thinly traded stock, failure of the market to distinguish us from our competitors with poor balance sheets, and general outlook on the consumer retail environment. Due to the prolonged decline in the Company’s stock price, it was determined during the fourth quarter that such a decline was no longer temporary.
With reference to our goodwill impairment quantitative testing at December 31, 2017, we determined fair value using a weighted approach, including both an income approach and a market approach. The income approach included a discounted cash flow model relying on significant assumptions consisting of revenue growth rates and operating margins based on internal forecasts, terminal value, and the weighted average cost of capital ("WACC") used to discount future cash flows (in our 2017 analysis, we used a discount rate of 13%). Internal forecasts of revenue growth, operating margins, and working capital needs over the next five years were developed with consideration of macroeconomic factors, historical performance, and planned activities. In 2017, we made a terminal value assumption that cash flows would grow 4.0% each year subsequent to year five, based on management expectations for the long-term growth prospects of the Company. The residual value was determined under both an EBITDA exit multiple and a Gordon Growth model. To determine the WACC, we used a standard valuation method, the Capital Asset Pricing Model (“CAPM”), based on readily available and current market data of peer companies considered market participants. An additional risk premium of 2% was added to the WACC. As some of the other comparable companies have significant levels of debt, Xcel’s public data was selected for the capital structure and beta. For the market approach, we considered both the Guideline Companies method and the Comparable Transactions method. During 2017, management was continuously monitoring the Company’s stock price and its market capitalization and expectations were that the sector would eventually improve and the Company’s stock would trade again at a higher value, able to support the implied premium included in the fair value obtained through the above-mentioned weighted approach, and more representative of the Company’s expected long-term target stock price. Our stock trading price gradually improved during 2017, however, beginning early November, the stock trading price began to trend back down. We believed this to be a temporary trend, and that our stock price would soon improve. This position was supported by management consideration of some of our competitors’ highly leveraged business and that investors would eventually realize that our fair value was penalized by the resulting sector performance on the stock market. Although our stock price did improve toward the end of 2017, due to the volatility and with continuing low stock trading prices, management decided to increase the relative weight of the market approach in its fair value model, and consequently increase the emphasis on its market peers, which ultimately resulted in the recording of the goodwill impairment. The inputs and assumptions utilized in the goodwill impairment analysis are classified as Level 3 inputs in the fair value hierarchy.
Indefinite Lived Intangibles
The Company tests its indefinite-lived intangible assets for recovery in accordance with ASC-820-10-55-3F, which states that the income approach (“Income Approach”) converts future amounts (for example cash flows) in a single current (that is, discounted) amount. When the Income Approach is used, fair value measurement reflects current market expectations about those future amounts. The Income Approach is based on the present value of future earnings expected to be generated by a business or asset. Income projections for a future period are discounted at a rate commensurate with the degree of risk associated with future proceeds. A residual or terminal value is also added to the present value of the income to quantify the value of the business beyond the projection period. As such, recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to its expected future discounted net cash flows. If the carrying amount of such assets is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the recoverability of the assets.
Finite Lived Intangibles
With reference to our finite-lived intangible assets impairment process, the Company groups assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flows analysis or appraisals. The inputs utilized in the finite-lived intangible assets impairment analysis are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820.
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

We also recognized a contingent obligation in 2015 in connection with our acquisition of the C Wonder Trademarks. ASC 805-50-30 requires that when the fair value of the assets acquired is equal to the consideration paid, any contingent obligations shall be recognized based upon the Company’s best estimate of the amount that will be paid to settle the liability.
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
In response to the enactment of the Act in late 2017, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address situations where the accounting is incomplete for certain income tax effects of the Act upon issuance of an entity’s financial statements for the reporting period in which the Act was enacted. Under SAB 118, the company recorded provisional amounts during the measurement period for specific income tax effects of the Act for which the accounting was incomplete and a reasonable estimate was determined.  The measurement period covers one year from the date of enactment of the Act.  As of December 31, 2018 the Company finalized its accounting for the income tax effects of the Act and had no change to its original estimates.
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

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”). The core principle of ASU 2016-02 is that an entity should recognize on its balance sheet assets and liabilities arising from a lease. In accordance with that principle, ASU 2016-02 requires that a lessee recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying leased asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on the lease classification as a finance or operating lease. In addition, in July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements”, which addresses implementation issues related to the new lease standard. This guidance is effective for the Company as of January 1, 2019 and the Company will adopt this guidance using the modified retrospective approach and will recognize a cumulative-effect adjustment to the opening balance of Retained earnings in that period. This guidance includes a number of optional practical expedients that the Company may elect to apply, including an expedient that permits lease agreements that are twelve months or less to be excluded from the balance sheet. The Company is finalizing the impact that this new guidance will have on its consolidated financial statements, including its disclosures. The primary impact upon adoption will be the recognition, on a discounted basis, of the Company’s minimum commitments under noncancelable operating leases as right of use assets and obligations on the consolidated balance sheets, in a range between $12.0 million to $14.0 million.

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

Recently Adopted Accounting Pronouncements

The Company adopted ASC 606 under the modified retrospective adoption method effective January 1, 2018, by applying the new guidance only to contracts that were not completed at the date of initial application. The Company’s evaluation of the impact of the adoption of the new revenue standard on its consolidated financial statements included the identification of revenue within the scope of the guidance and the evaluation of applicable revenue contracts. The Company performed an extensive analysis of its existing contracts with customers and its revenue recognition policies and determined that the adoption did not result in material differences from the Company’s prior revenue recognition policies. In addition, the adoption of ASC 606 did not result in material differences in the amount of revenue recognized in the current year when compared to the amount of revenue that would have been recognized in the current year under the old guidance. The Company recognizes revenue continuously over time as it satisfies its continuous obligation of granting access to its licensed intellectual properties, which are deemed symbolic intellectual properties under the new revenue guidance. Payments are typically due after sales have occurred and have been reported by the licensees or, where applicable, in accordance with minimum guaranteed payments provisions. The timing of performance obligations is typically consistent with the timing of payments, though there may be differences if contracts provide for advances or significant escalations of contractually guaranteed minimum payments. There were no such differences that would have a material impact on our consolidated balance sheet at December 31, 2018 or December 31, 2017. In accordance with ASC 606-10-55-65, the Company recognizes revenue at the later of when (1) the subsequent sale or usage occurs or (2) the performance obligation to which some or all of the sales- or usage-based royalty has been allocated is satisfied (in whole or in part). More specifically, the Company separately identifies:

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

The Company does not typically perform by transferring goods or services to customers before the customer pays consideration or before payment is due, thus the implementation of ASC 606 did not result in material contract assets in accordance with ASC 606-10-45-3. The Company’s unconditional right to receive consideration based on the terms and conditions of licensing contracts is presented as accounts receivable on the accompanying Consolidated Balance Sheet. The Company typically does not receive consideration in advance of performance and, consequently, amounts of contract liabilities as defined by ASC 606-10-45-2 were not material as of December 31, 2018 and December 31, 2017.

The Company does not disclose the amount attributable to unsatisfied or partially satisfied performance obligations for variable revenue contracts (identified under “View A” above) in accordance with the optional exemption allowed under ASC 606. The Company did not have any revenue recognized in the reporting period from performance obligations satisfied, or partially satisfied, in previous periods. Remaining minimum guaranteed payments for active contracts as of December 31, 2018 are expected to be recognized ratably in accordance with View C over the remaining term of each contract based on the passage of time and through December 2023.

The Company generates revenue through the design, sourcing and sale of branded jewelry and apparel to both domestic and international customers who, in turn, sell the products to the consumer. The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which occurs upon the transfer of control of the merchandise in accordance with the contractual terms and conditions of the sale.

The Company's revenue associated with its e-commerce jewelry is recognized at a point in time when product is shipped to the customer.

In January 2017, the FASB issued guidance clarifying the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The guidance provides a screen to determine when an integrated set of assets and activities is not a business, provides a framework to assist entities in evaluating whether both an input and substantive process are present, and narrows the definition of the term output. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. The guidance must be adopted on a prospective basis. We will consider the guidance for future transactions.

In January 2016, the FASB issued ASU 2016-01, which revises the guidance in ASC 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities, and provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. The guidance is effective for reporting periods (interim and annual) beginning after December 15, 2017, for public companies. The adoption of this guidance did not have a significant impact on our consolidated financial statements.

Summary of Operating Results
The consolidated financial statements and related notes included elsewhere in this Form 10-K are as of, or for the year ended December 31, 2018 (the “Current Year”), and the year ended December 31, 2017 (the “Prior Year”).
Total Revenue
Current Year total revenue increased approximately $3.8 million to $35.5 million from $31.7 million for the Prior Year.
This net increase was primarily due to (i) an increase of sales of $4.3 million related to Ripka jewelry e-commerce and wholesale operations and our November 2018 launch of our apparel wholesale operations, (ii) an increase in revenue of $1.0 million from licensing fees from our Issac Mizrahi Brand, (iii) a $0.4 million increase in licensing revenues from our other brands, partially offset by (i) a decrease of approximately $0.9 million associated with the termination and transition of the C Wonder Brand from QVC, and (ii) a decrease of $1.0 million related to design fees, attributable to the transition of the department store business from a license to a wholesale model.
Cost of Goods Sold
Current Year cost of goods sold (sales) was $2.7 million related to the sales of our Ripka jewelry e-commerce and wholesale operations and sales from our apparel wholesale operations.
Operating Costs and Expenses
Current Year operating costs and expenses were $28.8 million, compared with $40.9 million for the Prior Year. This decrease of approximately $12.1 million was primarily related to the recording of a non-cash impairment charge for the total amount of goodwill on our balance sheet of approximately $12.4 million in the Prior Year, which was driven by the current public trading price of our common stock on the market and the ensuing decrease in our market capitalization. Our other operating expenses exclusive of goodwill increased from the Prior Year by $0.3 million, attributable to (i) an increase in other design and marketing costs of approximately $0.3 million, (ii) an increase in other selling, general and administrative expenses of approximately $0.5 million, (iii) an increase in depreciation and amortization of $0.2 million, (iv) a facilities charge of $0.8 million related to an adjustment to our lease liability in connection with a new subtenant in our former leased office facilities, partially offset by a decrease in total compensation, including stock-based compensation, of $1.6 million.
Interest and Finance Expense
Interest and finance expense for the Current Year decreased by approximately $0.3 million to $1.0 million, compared with $1.3 million in the Prior Year. This decrease was attributable primarily to: (i) lower interest expense of $0.26 million on our term debt due to a lower principal balance and (ii) lower interest recognized on the IM Seller Note of $0.08 million
Income Tax (Benefit) Provision

Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities. Deferred income taxes are determined based on the temporary difference between the financial reporting and tax bases of assets and liabilities using enacted rates in effect during the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. ASC Topic 740, “Accounting for Income Taxes” clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. Tax positions shall initially be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a probability of 50% or greater of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts.

The Tax Cuts and Jobs Act (the "Act”) was enacted on December 22, 2017. The income tax effects of changes in tax laws are recognized in the period when enacted. The Act provides for numerous significant tax law changes and modifications with varying effective dates, which include reducing the U.S. federal corporate income tax rate from a maximum of 35% to 21%, creating a territorial tax system (with a one-time mandatory repatriation tax on previously deferred foreign earnings), broadening the tax base, and allowing for immediate capital expensing of certain qualified property acquired and placed in service after September 27, 2017 and before January 1, 2023.

In response to the enactment of the Act in late 2017, the U. S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”), that permits filers to record provisional amounts during a measurement period ending no later than one year from the date of the Act’s enactment. As of December 31, 2018, the Company finalized its accounting for the income tax effects of the Act and had no change to its original estimates.

The effective income tax rate for the Current Year was approximately 62.7% resulting in a $1.8 million income tax expense. During the Current Year, the effective tax rate was primarily attributable to recurring disallowed excess compensation which increased the effective rate in 2018 by 8.38%. The effective tax rate was also impacted by the vesting of restricted shares of common stock. The excess tax deficiencies were treated as a discrete item for tax as required by ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”, and this item increased the effective rate by approximately 18.25% . Based on the amount of income before income taxes compared to the permanent differences, the effective rate increased by 23.36%.
The effective income tax rate for the Prior Year was approximately 4% resulting in a $0.4 million income tax benefit. During the Current Year, the effective tax rate was primarily attributable to the effect of goodwill impairment, which decreased the effective tax rate by approximately 40%. The effective tax rate was also impacted by the vesting of restricted shares of common stock. The excess tax deficiencies were treated as a discrete item for tax as required by ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”, and this item decreased the effective rate by approximately 9%. These decreases in the effective tax rate were partially offset by: (i) the amount of income before income taxes compared to the recurring permanent differences, which increased the effective tax rate in 2017 by approximately 28%, and (ii) the re-measurement of the deferred tax balances resulting from the change in our corporate tax rate from 34% to 21% that was enacted by the Tax Cuts and Jobs Act signed into law on December 22, 2017, which increased the effective tax rate by approximately 25%.
Net Income (Loss)
We had net income of $1.1 million for the Current Year, compared with a net loss of $(10.1) million for the Prior Year, attributable to the factors stated above.
Non-GAAP Net Income, Non-GAAP Diluted EPS and Adjusted EBITDA

We had non-GAAP net income of $5.5 million or $0.30 per share (“non-GAAP diluted EPS”) based on 18,281,638 weighted average shares outstanding for the Current Year, compared with non-GAAP net income of $4.9 million, or $0.26 per share based on 18,867,172 weighted average shares outstanding for the Prior Year. Non-GAAP net income is a non-GAAP unaudited term, which we define as income (loss), exclusive of stock-based compensation, non-cash interest and finance expense from discounted debt related to acquired assets, goodwill impairment, non-recurring facility exit charges and, deferred tax provision. Non-GAAP net income and non-GAAP diluted EPS measures do not include the tax effect of the aforementioned adjusting items, due to the nature of these items and the Company’ s tax strategy.
We had Adjusted EBITDA of $8.4 million for the Current Year, compared with Adjusted EBITDA of approximately $8.0 million for the Prior Year. Adjusted EBITDA is a non-GAAP unaudited measure, which we define as income before stock-based compensation, interest and financing expense, income taxes, other state and local franchise taxes, depreciation and amortization, non-recurring facility exit charges, and goodwill impairment.
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
The following table is a reconciliation of net income (loss) (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net income:

	Year Ended December 31,
($ in thousands)	2018	2017
Net income (loss)	$1,088	$(10,122)
Goodwill impairment	—	12,371
Non-cash interest and finance expense	41	38
Stock-based compensation	1,788	3,184
Non-recurring facility exit charges	799	—
Deferred income tax provision (benefit)	1,764	(526)
Non-GAAP net income	$5,480	$4,945
The following table is a reconciliation of diluted income (loss) earnings per share to non-GAAP diluted EPS:

	Year Ended December 31,
	2018	2017
Diluted income (loss) earnings per share	$0.06	$(0.55)
Goodwill impairment	—	0.67
Non-cash interest and finance expense	—	—
Stock-based compensation	0.10	0.17
Non-recurring facility exit charges	0.04	—
Deferred income tax (benefit) provision	0.10	(0.03)
Non-GAAP diluted EPS	$0.30	$0.26
Non-GAAP diluted weighted average shares outstanding	18,281,638	18,867,172
The following table is a reconciliation of basic weighted average shares outstanding to non-GAAP diluted weighted average shares outstanding:

	Year Ended December 31,
	2018	2017
Basic weighted average shares	18,280,788	18,502,158
Effect of exercising warrants	850	364,209
Effect of exercising stock options	—	805
Non-GAAP diluted weighted average shares outstanding	18,281,638	18,867,172
The following table is a reconciliation of net income (loss) (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Year Ended December 31,
($ in thousands)	2018	2017
Net income (loss)	$1,088	$(10,122)
Goodwill impairment	—	12,371
Depreciation and amortization	1,780	1,562
Interest and finance expense	1,011	1,347
Income tax provision (benefit)	1,831	(447)
State and local franchise taxes	113	107
Stock-based compensation	1,788	3,184
Non-recurring facility exit charges	799	—
Adjusted EBITDA	$8,410	$8,002
Liquidity and Capital Resources
Liquidity
Our principal capital requirements have been to fund working capital needs, acquire new brands, and to a lesser extent, capital expenditures. As of December 31, 2018 and December 31, 2017, our cash and cash equivalents were $8.8 million and $10.2 million, respectively.
Restricted cash at December 31, 2018 and December 31, 2017 consisted of $1.5 million in each year consisting of (i) $1.48 million of cash deposited with Bank Hapoalim B.M. (“BHI”) as collateral for an irrevocable standby letter of credit associated with the lease of our current corporate office and operating facilities, and (ii) $0.40 million of cash held as a security deposit for the sublease of our former corporate offices by us to a third-party subtenant.
We expect that existing cash and operating cash flows will be adequate to meet our operating needs, debt service obligations (including debt service under the Second Amended Loan and Security Agreement defined below), and capital expenditure needs, for at least the twelve months subsequent to the filing date of this Annual Report on Form 10-K.

We are dependent on our licensees for a substantial portion of our revenues, and there is no assurance that the licensees will perform as projected. Our business operating model does not require significant capital expenditures.
Our contingent obligation related to the acquisition of the C Wonder Brand (see Note 5, Debt and Other long-term liabilities in the Notes to Consolidated Financial Statements) is payable in stock and/or cash, at our discretion. Payment of this obligation in stock would not affect our liquidity.
Changes in Working Capital
Our working capital (current assets less current liabilities, exclusive of contingent liabilities payable at our option in stock) was $10.6 million and $10.2 million as of December 31, 2018 and 2017, respectively. Commentary on components of our cash flows for the Current Year compared with the Prior Year is set forth below. Working capital as of December 31, 2018 included $11.0 million of accounts receivable; substantially all of this balance was collected subsequent to year-end.
Operating Activities
Net cash provided by operating activities was approximately $6.6 million and $4.7 million in the Current Year and Prior Year, respectively.
The Current Year’s cash provided by operating activities was primarily attributable to the combination of net income of $1.1 million plus non-cash expenses of approximately $5.7 million and net negative change in operating assets and liabilities of approximately $0.2 million. Non-cash net expenses mainly primarily consisted of $1.8 million of stock-based compensation, $1.8 million of depreciation and amortization and $1.8 million of deferred income tax expense. The net change in operating assets and liabilities includes a net increase in accounts receivable of $2.7 million, an increase in inventory of $2.0 million, an increase in prepaid expenses of $0.4 million, partially offset by (i) an increase in accounts payable, accrued expenses and other current liabilities of $4.4 million, and an increases of $0.2 million in other liabilities and $0.3 million in deferred revenue. Accounts receivable, inventory and accounts payable increases are mainly due to operations related to wholesale and e-commerce that were launched in 2018.
The Prior Year’s cash provided by operating activities was primarily attributable to the combination of a net loss of $(10.1) million plus non-cash expenses of approximately $16.8 million and net change in operating assets and liabilities of approximately $(2.0) million. Non-cash net expenses mainly consisted of $12.4 million related to the goodwill impairment charge, $3.2 million of stock-based compensation, $1.5 million of depreciation and amortization, non-cash interest and other finance costs of $0.23 million, and $(0.53) million of deferred income tax benefit. The net change in operating assets and liabilities includes a net increase in accounts receivable of $1.6 million, and a decrease in accounts payable, accrued expenses and other current liabilities of $0.52 million, primarily attributable to bonus payouts and overall timing of payments.
Investing Activities
Net cash used in investing activities is predominantly related to capital expenditures and was approximately $1.5 million in the Current Year compared to $0.24 million in the prior year. In the Current Year, we had a $1.0 million capital expenditure relating to our department store business that we do not expect to be recurring, and had capital expenditures of $0.4 million related to the implementation of our ERP system.
Financing Activities
Net cash used in financing activities was approximately $6.5 million and $8.4 in the Current Year and Prior Year, respectively.
Net cash used in financing activities for the Current Year was primarily attributable to payments on our senior term debt obligation of $4.0 million, payment on our IM Seller Note obligation of $1.5 million, and shares repurchased related to vested restricted stock in exchange for withholding taxes of $1.0 million.

Net cash used in financing activities for the Prior Year was primarily attributable to payments on our senior term debt obligation of $5.8 million, payment on our IM Seller Note obligation of $1.4 million, and shares repurchased related to vested restricted stock in exchange for withholding taxes of $1.2 million.
Obligations and Commitments
Term Loan Debt

On February 26, 2016, Xcel and its wholly owned subsidiaries, IM Brands, LLC, JR Licensing, LLC, H Licensing, LLC, C Wonder Licensing, LLC, Xcel Design Group, LLC, IMNY Retail Management, LLC, and IMNY E-Store, USA, LLC (each a “Guarantor” and collectively, the “Guarantors”), as Guarantors, entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with BHI as agent, and the financial institutions party thereto as lenders (the “Lenders”). The Loan Agreement amended and restated the IM Term Loan, the JR Term Loan, and the H Term Loan. Pursuant to the Loan Agreement, Xcel assumed the obligations of each of IM Brands, LLC, JR Licensing, LLC, and H Licensing, LLC under the respective term loans with BHI in the aggregate principal amount of $27.9 million (the loan under the Loan Agreement is referred to as the “Xcel Term Loan”).
On February 24, 2017, Xcel and BHI amended the terms of the Loan Agreement (the “Amended Loan Agreement”). Under this amendment, principal payments for the year ending December 31, 2017 were increased by a total of $1,000,000, principal payments for the year ending December 31, 2021 were decreased by $1.0 million, and the minimum EBITDA (as defined in the Amended Loan Agreement) requirement for the year ended December 31, 2016 was eliminated. There were no changes to the total principal balance, interest rate, maturity date, or other terms of the Loan Agreement.
On June 15, 2017, Xcel and BHI entered into a second amendment to the Amended Loan Agreement. Under this amendment, principal payments for the year ending December 31, 2017 were increased by a total of $0.8 million, principal payments for the year ending December 31, 2021 were decreased by $0.8 million, the minimum EBITDA (as defined in the Second Amendment to the Amended Loan Agreement) requirement for the year ending December 31, 2017 was changed from $9.0 million to $7.0 million, and the minimum EBITDA requirements for the years ending December 31, 2018 and 2019 were changed from $9.0 million to $8.0 million. There were no changes to the total principal balance, interest rate, maturity date, or other terms of the Loan Agreement.
The Xcel Term Loan matures on January 1, 2021. Principal on the Xcel Term Loan is payable in quarterly installments on each of January 1, April 1, July 1 and October 1. The aggregate remaining scheduled annual principal payments under the Second Amendment to the Amended Loan Agreement were as follows:

($ in thousands) Year Ending December 31,	Amount of Principal Payment
2019	$4,000
2020	4,000
2021	7,500
Total	$15,500
Commencing with the fiscal year ended December 31, 2017, the Company was required to repay a portion of the Xcel Term Loan in an amount equal to 10% of the excess cash flow for the fiscal year; provided that no early termination fee shall be payable with respect to any such payment (the “Excess Cash Flow Principal Payment”). Excess cash flow means, for any period, cash flow from operations (before certain permitted distributions) less (i) capital expenditures not made through the incurrence of indebtedness, (ii) all cash interest and principal and taxes paid or payable during such period, and (iii) all dividends declared and paid during such period to equity holders of any credit party treated as a disregarded entity for tax purposes. As of December 31, 2018 and 2017, the estimated Excess Cash Flow Principal Payment provision of the Xcel Term Loan did not result in any additional repayment.
The Company's obligations under the Amended Loan Agreement as of December 31, 2018 are guaranteed by the Guarantors and secured by all of the assets of Xcel and the Guarantors (as well as any subsidiary formed or acquired that becomes a credit party to the Amended Loan Agreement) and, subject to certain limitations contained in the Amended Loan Agreement, equity interests of the Guarantors (as well as any subsidiary formed or acquired that becomes a credit party to the Amended Loan Agreement).
The Amended Loan Agreement contains customary covenants, including reporting requirements, trademark preservation, and the following financial covenants of the Company (on a consolidated basis with the Guarantors and any subsidiaries subsequently formed or acquired that become a credit party under the Amended Loan Agreement):

•	net worth (as defined in the Amended Loan Agreement) of at least $90.0 million at the end of each fiscal quarter ending on June 30 and December 31, of each fiscal year;

•
liquid assets of at least $5.0 million, until such time as the ratio of indebtedness to EBITDA (as defined in the Amended Loan Agreement) is less than 1.00 to 1.00 and, in which event, liquid assets must be at least $3.0 million;

•	a fixed charge ratio of at least 1.20 to 1.00 for each fiscal quarter ended June 30 and December 31, for the twelve fiscal month period ending on such date;

•	capital expenditures shall not exceed (i) $2.7 million for the year ended December 31, 2017, (ii) $1.7 million for 2018 and $0.7 million for any fiscal year thereafter; and

•
EBITDA (as defined in the Amended Loan Agreement) of $8.0 million for the fiscal years ending December 31, 2018 and 2019, and $9.0 million for the following fiscal years. (See Note 12 "Subsequent Events" for updated covenants pursuant to the Second Amended and Restated Loan and Security Agreement)

In connection with the above-mentioned refinancing transactions, the Company incurred fees to or on behalf of BHI of approximately $7,000 during the year ended December 31, 2017. These fees, along with $0.2 million of deferred finance costs related to financing transactions that took place in prior years, have been deferred on the Consolidated Balance Sheets as a reduction to the carrying value of the Xcel Term Loan, and are being amortized to interest expense over the term of the Term Loan using the effective interest method.
Interest on the Xcel Term Loan accrues at a fixed rate of 5.1% per annum and is payable on each day on which the scheduled principal payments are required to be made. For the Current Year and Prior Year, the Company incurred interest expense of approximately $0.9 million and $1.1 million, respectively, related to term loan debt.

On February 11, 2019 an amendment was made to the Amended Loan Agreement with BHI "Second Amended and Restated Loan and Security Agreement". Immediately prior to February 11, 2019, the aggregate principal amount of the term loan under the Amended Loan Agreement was $15.5 million. Pursuant to the Loan Agreement, the Lenders have extended an additional term loan in the amount of $7.5 million, such that, as of February 11, 2019, the aggregate outstanding balance of all the term loans by the Lenders to Xcel under the Second Amended and Restated Loan and Security Agreement was $22.0 million, which amount has been divided into two term loans: (1) a term loan in the amount of $7.3 million (“Term Loan A”) and (2) a term loan in the amount of $14.8 million (“Term Loan B” and, together with Term Loan A, the “Term Loans”). The Loan Agreement includes access to a revolving loan facility and a letter of credit facility, the terms of each of which shall be agreed to by Xcel and the Lenders. The Company has not drawn down any funds under either the revolving loan facility or letter of credit facility.
See Note 12 "Subsequent Events" for additional information.
The IM Seller Note
On September 29, 2011, as part of the consideration for the purchase of the Isaac Mizrahi Business, the Company issued to IM Ready-Made, LLC (“IM Ready”) a promissory note in the principal amount of $7.4 million (as amended, the “IM Seller Note”). The stated interest rate of the IM Seller Note was 0.25% per annum. Management determined that this rate was below the Company’s expected borrowing rate, which was then estimated at 9.25% per annum. Therefore, the Company discounted the IM Seller Note by $1.7 million using a 9.0% imputed annual interest rate, resulting in an initial value of $5.6 million. In addition, on September 29, 2011, the Company prepaid $0.1 million of interest on the IM Seller Note. The imputed interest amount was amortized over the term of the IM Seller Note and recorded as other interest and finance expense on the Company’s consolidated statements of operations.
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
On September 19, 2016, the IM Seller Note was further amended and restated to (1) revise the maturity date to March 31, 2019, (2) require six semi-annual principal and interest installment payments of $0.8 million, commencing on September 30, 2016 and ending on March 31, 2019, (3) revise the stated interest rate to 2.236% per annum, (4) allow for optional prepayments at any time at the Company’s discretion without premium or penalty, and (5) require that all payments of principal and interest be made in cash. Management assessed and determined that this amendment represented a debt modification and, accordingly, no gain or loss was recorded.
As of December 31, 2018, the aggregate remaining annual principal payments under the IM Seller Note are as follows:

($ in thousands)	Amount of Principal Payment
Year Ending December 31,
2019	$742
For the years ended December 31, 2018 and 2017, the Company incurred interest expense of approximately $0.03 million and $0.07 million, respectively under the IM Seller Note, which consisted solely of amortization of the discount on the IM Seller Note.

Ripka Seller Notes
As of December 31, 2018 and 2017, the remaining discounted balance, non-interest-bearing note relating to the Ripka Seller Notes was approximately $0.6 million and $0.5 million, respectively. An aggregate $0.6 million principal amount of the Ripka Seller Notes is due at maturity (March 31, 2019). For the years ended December 31, 2018 and 2017, the Company incurred interest expense of approximately $0.04 million and $0.04 million, respectively, which consisted solely of amortization of the discount on the Ripka Seller Notes.
Contingent Obligation – JR Seller (Ripka Earn-Out)
In connection with the asset purchase of the Ripka Brand, the Company agreed to pay the sellers of the Ripka brand additional consideration of up to $5.0 million in aggregate (the “Ripka Earn-Out”), payable in cash or shares of the Company’s common stock based on the fair value of the Company’s common stock at the time of payment, and with a floor of $7.00 per share, based on the Ripka Brand achieving in excess of $1.0 million of net royalty income (excluding revenues generated by interactive television sales) during each of the 12-month periods ending on October 1, 2016, 2017 and 2018, less the sum of all earn-out payments for any prior earn-out period. The Ripka Earn-Out was recorded at a value of $3.8 million based on the difference between the fair value of the acquired assets of the Ripka Brand at the acquisition date and the total consideration paid. In accordance with ASC Topic 480, “Distinguishing Liabilities from Equity,” the Ripka Earn-Out obligation was classified as a liability in the accompanying consolidated balance sheets because of the variable number of shares payable under the agreement.
On December 21, 2016, the Company entered into an agreement with the sellers of the Ripka Brand which amended the terms of the Ripka Earn-Out, such that the maximum amount of earn-out consideration was reduced to $0.4 million, of which $0.2 million was payable in cash upon execution of the amendment, and $0.1 million is payable in cash on each of May 15, 2018 and 2019. The payment of the remaining future payments of $0.1 million under the earn-out is contingent upon the Ripka Brand achieving at least $6.0 million of net royalty income from QVC during each of the 12-month periods ending on March 31, 2018 and 2019.
On May 15, 2018 the Company settled the $0.1 million earnout due by reducing the principal amount owed by Judith Ripka to the Company under a promissory note (included in prepaid expenses and other current assets on the Consolidated Balance Sheet as of December 31, 2018).
The remaining expected value (which approximates fair value) of the Ripka Earn-Out of $0.1 million is presented in the current portion of long-term debt on the accompanying Consolidated Balance Sheet as of December 31, 2018. As of December 31, 2017, the expected value of the Ripka Earn-out was $0.2 million, of which $0.1 million is presented in the accompanying Consolidated Balance Sheet in the current portion of long-term debt and $0.1 million is presented in long-term debt.
Contingent Obligation – CW Seller (C Wonder Earn-Out)
In connection with the asset purchase of the C Wonder Brand, the Company agreed to pay the seller additional consideration, which would be payable, if at all, in cash or shares of common stock of the Company, at the Company’s sole discretion, after June 30, 2019, with a value based on the royalties related directly to the assets the Company acquired pursuant to the purchase agreement. The value of the earn-out shall be calculated as the positive amount, if any, of (i) two times (A) the maximum net royalties as calculated for any single twelve month period commencing on July 1 and ending on June 30 between the closing date and June 30, 2019 (each, a “Royalty Target Year”) less (B) $4.0 million, plus (ii) two times the maximum royalty determined based on a percentage of retail and wholesale sales of C Wonder branded products by the Company as calculated for any single Royalty Target Year. The C Wonder Earn-Out of $2.9 million, which calculated at the asset acquisition date, is presented in the current portion of long-term debt on the accompanying consolidated balance sheets, as of December 31, 2018, and in long-term debt as of December 31, 2017. In accordance with ASC Topic 480, “Distinguishing Liabilities from Equity,” the C Wonder Earn-Out obligation is classified as a liability in the accompanying consolidated balance sheets because of the variable number of shares payable under the agreement.
As of December 31, 2018 and 2017, total contingent obligations were $3.0 million and $3.1 million, respectively.
Other Long-term Liabilities
Other long-term liabilities are primarily comprised of deferred rent of approximately $2.6 million and $2.5 million as of December 31, 2018 and 2017, respectively.
Commitments

We believe that cash from future operations as well as currently available cash will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future, including the debt service on our term debt, the Earn-Outs related to our acquisition of the Ripka and C Wonder brands, and making necessary investments in our infrastructure and technology.
The following is a summary of contractual cash obligations that existed as of December 31, 2018 for the future periods indicated:

($ in thousands)	2019	2020	2021 and After	Total
Term debt (i)	$4,000	$4,000	$7,500	$15,500
Term debt interest (i)	1,221	1,058	1,476	3,755
IM Seller Note (principal and interest)	758	—	—	758
Operating leases	2,393	2,423	11,811	16,627
Employment contracts	5,105	2,853	474	8,432
Total contractual cash obligations	$13,477	$10,334	$21,261	$45,072

(i)
The amount of future term debt and interest payments presented in the table above is as of December 31, 2018 and does not include the debt service obligations in accordance with the Second Amendment and Restated Loan and Security Agreement, effective February 2019.

Other Factors
We continue to seek to expand and diversify the types of licensed products being produced under our brands. We plan to continue to diversify the distribution channels within which licensed products are sold, in an effort to reduce dependence on any particular retailer, consumer, or market sector within each of our brands. The Mizrahi brand, H Halston brand, Halston Heritage Brands, and C Wonder brand have a core business in fashion apparel and accessories. The Ripka brand historically has been focused on fine jewelry, which we believe helps diversify our industry focus while at the same time complements, expands on, and grows our overall business relationship with QVC.
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
Our success, however, will still remain largely dependent on our ability to build and maintain our brands’ awareness and continue to attract wholesale and direct to consumer customers and contract with and retain key licensees, as well as our and our licensees’ ability to accurately predict upcoming fashion and design trends within their respective customer bases and fulfill the product requirements of the particular retail channels within the global marketplace. Unanticipated changes in consumer fashion preferences and purchasing patterns, slowdowns in the U.S. economy, changes in the prices of supplies, consolidation of retail establishments, and other factors noted in “Risk Factors” could adversely affect our licensees’ ability to meet and/or exceed their contractual commitments to us and thereby adversely affect our future operating results.
Effects of Inflation
We do not believe that the relatively moderate rates of inflation experienced over the past two years in the United States, where we primarily compete, have had a significant effect on revenues or profitability. Our wholesale operations suppliers (most of which are abroad) could face economic pressures as a result of rising wages and inflation or be affected by trade wars or increases in tariffs materially impacting their business.
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

Item 8.        Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Xcel Brands, Inc. and Subsidiaries
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Xcel Brands, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
New York, New York
March 29, 2019

Xcel Brands, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2018	December 31, 2017

Assets
Current Assets:
Cash and cash equivalents	$8,837	$10,185
Accounts receivable, net	11,010	8,528
Inventory	1,988	—
Prepaid expenses and other current assets	2,040	592
Total current assets	23,875	19,305
Property and equipment, net	3,202	2,376
Trademarks and other intangibles, net	108,989	110,120
Restricted cash	1,482	1,509
Other assets	511	1,708
Total non-current assets	114,184	115,713

Total Assets	$138,059	$135,018

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$5,558	$1,260
Accrued payroll	2,011	2,270
Deferred revenue	272	16
Current portion of long-term debt	5,325	5,459
Current portion of long-term debt, contingent obligations	2,950	100
Total current liabilities	16,116	9,105
Long-Term Liabilities:
Long-term debt, less current portion	11,300	19,389
Deferred tax liabilities, net	8,139	6,375
Other long-term liabilities	2,622	2,455
Total long-term liabilities	22,061	28,219
Total Liabilities	38,177	37,324

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 and 35,000,000 shares authorized at December 31, 2018 and 2017, respectively, and 18,138,616 and 18,318,961 issued and outstanding at December 31, 2018 and 2017, respectively	18	18
Paid-in capital	100,097	98,997
Accumulated deficit	(233)	(1,321)
Total Stockholders' Equity	99,882	97,694

Total Liabilities and Stockholders' Equity	$138,059	$135,018
See Notes to Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	For the Year Ended December 31,
	2018	2017
Revenues
Net licensing revenue	$31,190	$31,706
Sales	4,276	—
Total revenue	35,466	31,706
Cost of goods sold (sales)	2,702	—
Net revenue	32,764	31,706
Operating costs and expenses
Salaries, benefits and employment taxes	16,560	16,760
Other design and marketing costs	2,696	2,352
Other selling, general and administrative expenses	5,211	4,699
Facilities exit charge	799	—
Stock-based compensation	1,788	3,184
Depreciation and amortization	1,780	1,562
Goodwill impairment	—	12,371
Total operating costs and expenses	28,834	40,928

Operating income (loss)	3,930	(9,222)

Interest and finance expense
Interest expense - term debt	912	1,171
Other interest and finance charges	99	176
Total interest and finance expense	1,011	1,347

Income (loss) before income tax provision (benefit)	2,919	(10,569)

Income tax provision (benefit)	1,831	(447)

Net income (loss)	$1,088	$(10,122)

Earnings (loss) per share attributable to common stockholders:
Basic	$0.06	$(0.55)
Diluted	$0.06	$(0.55)
Weighted average number of common shares outstanding:
Basic	18,280,788	18,502,158
Diluted	18,281,638	18,502,158
See Notes to Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
(in thousands, except share data)

				Retained Earnings / (Accumulated Deficit)
	Common Stock		Paid-in Capital		Total
	Shares	Amount
Balance as of January 1, 2017	18,644,982	$19	$97,354	$8,801	$106,174

Shares issued to employees in connection with restricted stock grants, net of forfeitures	125,334	—	—	—	—

Compensation expense in connection with stock options and restricted stock	—	—	2,839	—	2,839

Shares repurchased including vested restricted stock in exchange for withholding taxes	(451,355)	(1)	(1,196)	—	(1,197)

Net loss for the year ended December 31, 2017	—	—	—	(10,122)	(10,122)

Balance as of December 31, 2017	18,318,961	18	98,997	(1,321)	97,694

Shares issued to employees in connection with restricted stock grants, net of forfeitures	190,806	—	—	—	—

Compensation expense in connection with stock options and restricted stock	—	—	2,133	—	2,133

Shares repurchased including vested restricted stock in exchange for withholding taxes	(371,151)	—	(1,033)	—	(1,033)

Net income for the year ended December 31, 2018	—	—	—	1,088	1,088

Balance as of December 31, 2018	18,138,616	$18	$100,097	$(233)	$99,882
See Notes to Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2018	2017

Cash flows from operating activities
Net income (loss)	$1,088	$(10,122)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	1,780	1,562
Goodwill impairment	—	12,371
Amortization of deferred finance costs	169	193
Stock-based compensation	1,788	3,184
Allowance for doubtful accounts	172	13
Amortization of note discount	41	38
Deferred income tax	1,764	(526)
Changes in operating assets and liabilities:
Accounts receivable	(2,653)	(1,572)
Inventory	(1,988)	—
Prepaid expenses and other assets	(373)	4
Accounts payable, accrued expenses and other current liabilities	4,382	(524)
Deferred revenue	256	(218)
Other liabilities	167	274
Net cash provided by operating activities	6,593	4,677

Cash flows from investing activities
Cost to acquire intangible assets	—	(30)
Purchase of property and equipment	(1,476)	(208)
Net cash used in investing activities	(1,476)	(238)

Cash flows from financing activities
Shares repurchased including vested restricted stock in exchange for withholding taxes	(1,033)	(1,197)
Payment of deferred finance costs	—	(7)
Payment of long-term debt	(5,459)	(7,177)
Net cash used in financing activities	(6,492)	(8,381)

Net decrease in cash, cash equivalents and restricted cash	(1,375)	(3,942)

Cash, cash equivalents, and restricted cash at beginning of year	$11,694	$15,636

Cash, cash equivalents, and restricted cash at end of year	$10,319	$11,694

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$8,837	$10,185
Restricted cash	1,482	1,509
Total cash, cash equivalents, and restricted cash	$10,319	$11,694

Supplemental disclosure of non-cash activities:
Liability for equity-based bonuses	$(345)	$345
Settlement of Ripka earnout through offset to note receivable	$100	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$302	$167
Cash paid during the period for interest	$969	$1,253
See Notes to Consolidated Financial Statements.

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

1.    Nature of Operations, Background, and Basis of Presentation
Xcel Brands, Inc. (“Xcel” and, together with its subsidiaries, the “Company”) is a media and consumer products company engaged in the design, production, marketing, and direct-to-consumer sales of branded apparel, footwear, accessories, jewelry, home goods and other consumer products, and the acquisition of dynamic consumer lifestyle brands. We have developed a Fast-to-Market supply chain capability driven by its proprietary integrated technology platform. Currently, our brand portfolio consists of the Isaac Mizrahi brand (the "Isaac Mizrahi Brand"), the Judith Ripka brand (the "Ripka Brand"), the H by Halston and H Halston brands (collectively, the "H Halston Brands"), the C Wonder brand (the "C Wonder Brand"), and the Highline Collective brand. In addition, the Halston brand, the Halston Heritage brand and Roy Frowick brand (collectively the "Halston Heritage Brands") were acquired on February 11, 2019. See Note 12 "Subsequent Events" for additional information.
The Company licenses its brands to third parties, provides certain design, production, and marketing and distribution services, and generates licensing and design fee revenues through contractual arrangements with manufacturers and retailers. This includes licensing its own brands for promotion and distribution through a ubiquitous-channel retail sales strategy, which includes distribution through interactive television, the internet, and traditional brick-and-mortar retail channels.
During January 2018, the Company launched its jewelry wholesale and e-commerce operations and in November 2018, launched its apparel wholesale operations. The Company separately presented in its Consolidated Statements of Operations, "Sales" and "Cost of goods sold (sales)" relating to its jewelry and apparel wholesale and jewelry e-commerce operations.
2.    Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of Xcel and its wholly owned subsidiaries as of and for the years ended December 31, 2018 (the "Current Year") and 2017 (the "Prior Year"). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with the accounting rules under Regulation S-X, as promulgated by the Securities and Exchange Commission (“SEC”). All significant intercompany accounts and transactions have been eliminated in consolidation.
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
The Company deems the following items to require significant estimates from management:
•Allowance for doubtful accounts;
•Useful lives of trademarks;
•Assumptions used in the valuation of intangible assets and goodwill including cash flow estimates for impairment analysis;
•Black-Scholes option pricing model assumptions for stock option values;
•Performance-based stock option expense recognition;
•Inventory reserves; and
•Valuation allowances and effective tax rate for tax purposes.

Cash and Cash Equivalents
The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.
Accounts Receivable

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

Accounts receivable are reported net of the allowance for doubtful accounts. Allowance for doubtful accounts is based on the Company’s ongoing discussions with its licensees, wholesale and digital customers and its evaluation of each customer's payment history, account aging, and financial position. As of December 31, 2018 and 2017, the Company had $11.0 million and $8.5 million of accounts receivable, net of allowances for doubtful accounts of approximately $0.2 million and $0.03 million, respectively. The accounts receivable balance includes approximately $0.00 million and $0.38 million of earned revenue that has been accrued but not billed as of December 31, 2018 and 2017, respectively.
Inventory

Inventory is recorded at the lower of cost or net realizable value, with cost determined on a weighted average basis. The Company holds finished goods inventory for its e-commerce jewelry operations. Apparel and jewelry finished goods inventory is purchased to satisfy orders received from its wholesale operations. The Company periodically reviews the composition of its inventories in order to identify obsolete, slow-moving or otherwise non-saleable items. If non-saleable items are observed and there are no alternate uses for the inventories, the Company will record a write-down to net realizable value in the period that the decline in value is first recognized. Reserves for inventory shrinkage, representing the risk of physical loss of inventory, are estimated based on historical experience and are adjusted based upon physical inventory counts.
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
Trademarks, Goodwill and Other Intangible Assets
The Company follows Financial Accounting Standards Board, or FASB, Accounting Standard Codification, or ASC Topic 350, “Intangibles - Goodwill and Other.” Under this standard, goodwill and indefinite lived intangible assets are not amortized, but are required to be assessed for impairment at least annually (we utilize December 31 as our testing date) and when events occur or circumstances change that would more likely than not reduce the fair value of the asset below its carrying amount.
Goodwill
The Company annually has the option to first assess qualitatively whether it is more likely than not that there is an impairment. Should the results of this assessment result in either an ambiguous or unfavorable conclusion, the Company will perform additional quantitative testing. The first quantitative testing step compares estimated fair value with carrying value. If the estimated fair value exceeds the carrying value, then goodwill is considered not impaired. If the carrying value exceeds the estimated fair value, then a second step is performed to determine the implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, then an impairment charge equal to the difference is recorded. This requires the Company’s management to make certain assumptions and estimates regarding certain industry trends and future revenues of the Company.
The Company performed its annual quantitative analysis of goodwill at December 31, 2017. As a result of the December 31, 2017 impairment testing, the Company recorded a non-cash impairment charge in the fourth quarter of 2017 for the total amount of goodwill previously recorded on its balance sheet of approximately $12.4 million. The underlying cause of the impairment was the declining public trading price of the Company’s common stock and the ensuing decrease in the Company’s market capitalization, as of December 31, 2017, as compared to the calculated fair value of the Company (see below for further discussion of the determination of fair value). The Company’s trading price for its common stock had been declining in 2017 due to our thinly traded stock, failure of the market to distinguish us from our competitors with poor balance sheets, and general outlook on the consumer retail environment. Due to the prolonged decline in the Company’s stock price, it was determined during the fourth quarter that such a decline was no longer temporary.
With reference to the goodwill quantitative testing at December 31, 2017, the Company determined fair value using a weighted approach, including both an income approach and a market approach. The income approach included a discounted cash flow model relying on significant assumptions consisting of revenue growth rates and operating margins based on internal forecasts, terminal value, and the weighted average cost of capital ("WACC") used to discount future cash flows (in our 2017 analysis, we used a discount rate of 13%). Internal forecasts of revenue growth, operating margins, and working capital needs over the next five years were developed with consideration of macroeconomic factors, historical performance, and planned activities. In 2017, the Company made a terminal value assumption that cash flows would grow 4.0% each year subsequent to year five, based on management

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

expectations for the long-term growth prospects of the Company. The residual value was determined under both an EBITDA exit multiple and a Gordon Growth model. To determine the WACC, the Company used a standard valuation method, the Capital Asset Pricing Model (“CAPM”), based on readily available and current market data of peer companies considered market participants. An additional risk premium of 2% was added to the WACC. As some of the other comparable companies have significant levels of debt, Xcel’s public data was selected for the capital structure and beta. For the market approach, the Company considered both the Guideline Companies method and the Comparable Transactions method. The inputs and assumptions utilized in the goodwill impairment analysis are classified as Level 3 inputs in the fair value hierarchy.
Indefinite Lived Intangible Assets
The Company tests its indefinite-lived intangible assets for recovery in accordance with ASC-820-10-55-3F, which states that the income approach (“Income Approach”) converts future amounts (for example cash flows) to a single current (that is, discounted) amount. When the Income Approach is used, fair value measurement reflects current market expectations about those future amounts. The Income Approach is based on the present value of future earnings expected to be generated by a business or asset. Income projections for a future period are discounted at a rate commensurate with the degree of risk associated with future proceeds. A residual or terminal value is also added to the present value of the income to quantify the value of the business beyond the projection period. As such, recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to its expected future discounted net cash flows. If the carrying amount of such assets is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the recoverable amount of the assets. There were no impairments charges in the Current Year or Prior Year.
Finite Lived Intangible Assets
The Company’s finite lived intangible assets, including Trademarks, are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. An impairment loss is recognized if the carrying amount of a finite lived intangible asset is not recoverable and its carrying amount exceeds its fair value. No impairment charges were recorded for the years ended December 31, 2018 and 2017.
With reference to our finite-lived intangible assets impairment testing, the Company groups assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on undiscounted cash flows analysis or appraisals. The inputs utilized in the finite-lived intangible assets impairment analysis are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820.
The Company’s finite lived intangible assets are amortized over their estimated useful lives of four (4) to fifteen (15) years.
Restricted Cash
Restricted cash at both December 31, 2018 and 2017 was (i) $1.5 million and consists of cash deposited with Bank Hapoalim B.M. (“BHI”) as (i) $1.0 million collateral for an irrevocable standby letter of credit associated with the lease of the Company’s current corporate office and operating facilities at 1333 Broadway, New York City, and (ii) $0.4 million of cash held as a security deposit for the sublease of the Company’s former corporate offices by the Company to a third-party subtenant.
Investment in Unconsolidated Affiliate
The Company holds a limited partner ownership interest in an unconsolidated affiliate, which was entered into in 2016. This investment is accounted for in accordance with ASU No. 2016-01, "Financial Instruments" Overall (Subtopic 825-10): "Recognition and Measurement of Financial Assets and Financial Liabilities," and is included within other assets on the Company’s consolidated balance sheets at December 31, 2018 and 2017. As of December 31, 2018 and 2017, the carrying value of this investment was $0.1 million. This investment does not have a readily determinable fair value and in accordance with ASC 820-10-35-59, the investment is valued at cost, less impairment, plus or minus observable price changes of an identical or similar investment of the same issuer.
Note Receivable
The Company holds a promissory note receivable from a certain key employee in the principal amount of $0.9 million. This note receivable was entered into during 2016 is due and payable on April 1, 2019, and is fully collateralized by various assets of the

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

employee in which the Company has been granted a security interest. The note receivable has been recorded at amortized cost, and is included within other assets on the Company’s consolidated balance sheets at December 31, 2018 and 2017. The note bears interest at 5.1%, which was prepaid through a non-refundable original issue discount; interest income is being recognized over the term of the note using the interest method. The net carrying value of the promissory note receivable at December 31, 2018 and 2017 was $0.9 million and $0.9 million, respectively.
Deferred Finance Costs
The Company incurred costs (primarily professional fees and lender underwriting fees) in connection with borrowings under the senior secured term loans. These costs have been deferred on the consolidated balance sheets as a reduction to the carrying value of the associated borrowings. Such costs are amortized as interest expense using the effective interest method.
Contingent Obligations
Management analyzes and quantifies the expected contingent obligations (expected earn-out payments) over the applicable pay-out period. Management assesses no less frequently than each reporting period the status of contingent obligations and any expected changes in the fair value of such contingent obligations. Any change in the expected obligation will result in expense or income recognized in the period in which it is determined that the fair value has changed. Additionally, when accounting for asset acquisitions, if any contingent obligations exist, such obligations are recognized and recorded as the positive difference between the fair value of the assets acquired and the consideration paid for the acquired assets. See Note 5 Debt and Other Long-term Liabilities for additional information related to contingent obligations.
Revenue Recognition

The Company adopted Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” under the modified retrospective adoption method effective January 1, 2018, by applying the new guidance only to contracts that were not completed at the date of initial application. The Company’s evaluation of the impact of the adoption of the new revenue standard on its consolidated financial statements included the identification of revenue within the scope of the guidance and the evaluation of applicable revenue contracts. The Company performed an extensive analysis of its existing contracts with customers and its revenue recognition policies and determined that the adoption did not result in material differences from the Company’s prior revenue recognition policies. In addition, the adoption of ASC 606 did not result in material differences in the amount of revenue recognized in the current year-to-date period when compared to the amount of revenue that would have been recognized in the current year-to-date period under the old guidance.

Licensing

The Company recognizes revenue continuously over time as it satisfies its continuous obligation of granting access to its licensed intellectual properties, which are deemed symbolic intellectual properties under the new revenue guidance. Payments are typically due after sales have occurred and have been reported by the licensees or, where applicable, in accordance with minimum guaranteed payments provisions. The timing of performance obligations is typically consistent with the timing of payments, though there may be differences if contracts provide for advances or significant escalations of contractually guaranteed minimum payments. There were no such differences that would have a material impact on our Consolidated Balance Sheet at December 31, 2018. In accordance with ASC 606-10-55-65, the Company recognizes revenue at the later of when (1) the subsequent sale or usage occurs or (2) the performance obligation to which some or all of the sales- or usage-based royalty has been allocated is satisfied (in whole or in part). More specifically, the Company separately identifies:

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

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

The Company does not typically perform by transferring goods or services to customers before the customer pays consideration or before payment is due, thus the implementation of ASC 606 did not result in material contract assets in accordance with ASC 606-10-45-3. The Company’s unconditional right to receive consideration based on the terms and conditions of licensing contracts is presented as accounts receivable on the accompanying consolidated balance. The Company typically does not receive consideration in advance of performance and, consequently, amounts of contract liabilities as defined by ASC 606-10-45-2 were not material as of December 31, 2018.

The Company does not disclose the amount attributable to unsatisfied or partially satisfied performance obligations for variable revenue contracts (identified under “View A” above) in accordance with the optional exemption allowed under ASC 606. The Company did not have any revenue recognized in the reporting period from performance obligations satisfied, or partially satisfied, in previous periods. Remaining minimum guaranteed payments for active contracts as of December 31, 2018 are expected to be recognized ratably in accordance with View C over the remaining term of each contract based on the passage of time and through December 2023.

Design Fees

The Company earns design fees for serving as a buying agent for apparel under private labels for large retailers. As a buying agent, the Company utilizes its expertise and relationships with manufacturers to facilitate the production of private label apparel to customer specifications. The Company’s design fee revenue also includes fees charged for its design and product development services provided to certain suppliers. The Company satisfies its performance obligation to its customers by performing the services in buyer agency agreements and thereby earning its design fee at the point in time when the customer’s freight forwarder takes control of the goods. The Company satisfies its performance obligation with the suppliers and earns its design fee from the factory at the point in time when the customer’s freight forwarder takes control of the goods.

Wholesale Sales

The Company generates revenue through the design, sourcing and sale of branded jewelry and apparel to both domestic and international customers who, in turn, sell the products to the consumer. The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which occurs upon the transfer of control of the merchandise in accordance with the contractual terms and conditions of the sale.

Direct to Consumer Sales

The Company's revenue associated with its e-commerce jewelry is recognized at a point in time when product is shipped to the customer.
Advertising Costs
All costs associated with production for the Company’s advertising, marketing and promotion are expensed during the periods when the activities take place. All other advertising costs, such as print and online media, are expensed when the advertisement occurs. The Company incurred $0.3 million in advertising and marketing costs for the year ended December 31, 2018 and $0.01 million for the year ended December 31, 2017.
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

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

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
The Company accounts for forfeitures as a reduction of compensation cost in the period when such forfeitures occur.
For stock option awards for which vesting is contingent upon the achievement of certain performance targets, the timing and amount of compensation expense recognized is based upon the Company’s projections and estimates of the relevant performance metric(s) until the time the performance obligation is satisfied.
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
The Company applies the FASB guidance on accounting for uncertainty in income taxes, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also addresses derecognition, classification, interest, and penalties related to uncertain tax positions. The Company has no unrecognized tax benefits as of December 31, 2018 and 2017. Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense.
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
In response to the enactment of the Tax Act in late 2017, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address situations where the accounting is incomplete for certain income tax effects of the Tax Act upon issuance of an entity’s financial statements for the reporting period in which the Act was enacted. Under SAB 118, a company may record provisional amounts during a measurement period for specific income tax effects of the Tax Act for which the accounting is incomplete but a reasonable estimate can be determined, and when unable to determine a reasonable estimate for any income tax effects, report provisional amounts in the first reporting period in which a reasonable estimate can be determined. The Company has recorded the impact of the tax effects of the Tax Act as of December 31, 2017, and as of December 31, 2018 the Company finalized its accounting for the income tax effects of the Act and had no change to its original estimates.
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

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

(market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities).
Fair Value of Financial Instruments
For certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable, the carrying amounts approximate fair value due to the short-term maturities of these instruments. The carrying value of the promissory note receivable approximates fair value because the fixed interest rate approximates current market rates and in the instances it does not, the impact is not material. The carrying value of the Xcel Term Loan (as defined in Note 5) approximates fair value because the fixed interest rate approximates current market rates and in the instances it does not, the impact is not material. When debt interest rates are below market rates, the Company considers the discounted value of the difference of actual interest rates and its internal borrowing against the scheduled debt payments. The fair value of the Company’s cost method investment does not have a readily determinable fair value and in accordance with ASC 820-10-35-59, the investment is valued at cost, less impairment, plus or minus observable price changes of an identical or similar investment of the same issuer.
Fair Value of Contingent Obligations
The Company recognized a contingent obligation in connection with the acquisition of Judith Ripka Trademarks during the year ended December 31, 2014. ASC 805-50-30 requires that, when accounting for asset acquisitions, when the fair value of the assets acquired is greater than the consideration paid, any contingent obligations shall be recognized and recorded as the positive difference between the fair value of the assets acquired and the consideration paid for the acquired assets. The Company also recognized a contingent obligation in connection with the acquisition of the C Wonder Trademarks in 2015. ASC 805-50-30 requires that, when the fair value of the assets acquired are equal to the consideration paid, any contingent obligations shall be recognized based upon the Company's best estimate of the amount that will be paid to settle the liability. See Note 5.
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
Earnings Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted (loss) earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options and warrants using the treasury stock method. The difference between basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and warrants outstanding were exercised into common stock if the effect is not anti-dilutive.
Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU adds, modifies and removes several disclosure requirements relative to the three levels of inputs used to measure fair value in accordance with Topic 820, “Fair Value Measurement.” This guidance is effective for public companies for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”). The core principle of ASU 2016-02 is that an entity should recognize on its balance sheet assets and liabilities arising from a lease. In accordance with that principle, ASU 2016-02 requires that a lessee recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying leased asset for the lease term. The recognition, measurement, and presentation of expenses and cash

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

flows arising from a lease by a lessee will depend on the lease classification as a finance or operating lease. In addition, in July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements”, which addresses implementation issues related to the new lease standard. This guidance is effective for the Company as of January 1, 2019 and the Company will adopt this guidance using the modified retrospective approach and will recognize a cumulative-effect adjustment to the opening balance of Retained earnings in that period. This guidance includes a number of optional practical expedients that the Company may elect to apply, including an expedient that permits lease agreements that are twelve months or less to be excluded from the balance sheet. The Company is finalizing the impact that this new guidance will have on its consolidated financial statements, including its disclosures. The primary impact upon adoption will be the recognition, on a discounted basis, of the Company’s minimum commitments under noncancelable operating leases as right of use assets and obligations on the consolidated balance sheets, in a range between $12.0 million to $14.0 million.

Recently Adopted Accounting Pronouncements

The Company adopted ASC 606 under the modified retrospective adoption method effective January 1, 2018, by applying the new guidance only to contracts that were not completed at the date of initial application. The Company’s evaluation of the impact of the adoption of the new revenue standard on its consolidated financial statements included the identification of revenue within the scope of the guidance and the evaluation of applicable revenue contracts. The Company performed an extensive analysis of its existing contracts with customers and its revenue recognition policies and determined that the adoption did not result in material differences from the Company’s prior revenue recognition policies. In addition, the adoption of ASC 606 did not result in material differences in the amount of revenue recognized in the current quarter and year-to-date period when compared to the amount of revenue that would have been recognized in the current quarter and year-to-date period under the old guidance. The Company recognizes revenue continuously over time as it satisfies its continuous obligation of granting access to its licensed intellectual properties, which are deemed symbolic intellectual properties under the new revenue guidance. Payments are typically due after sales have occurred and have been reported by the licensees or, where applicable, in accordance with minimum guaranteed payments provisions. The timing of performance obligations is typically consistent with the timing of payments, though there may be differences if contracts provide for advances or significant escalations of contractually guaranteed minimum payments. There were no such differences that would have a material impact on our Consolidated Balance Sheet at December 31, 2018 and December 31, 2017. In accordance with ASC 606-10-55-65, the Company recognizes revenue at the later of when (1) the subsequent sale or usage occurs or (2) the performance obligation to which some or all of the sales- or usage-based royalty has been allocated is satisfied (in whole or in part). More specifically, the Company separately identifies:

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

The Company does not typically transfer goods or services to customers before the customer pays consideration or before payment is due, thus the implementation of ASC 606 did not result in material contract assets in accordance with ASC 606-10-45-3. The Company’s unconditional right to receive consideration based on the terms and conditions of licensing contracts is presented as accounts receivable on the accompanying Consolidated Balance Sheet. The Company typically does not receive consideration in advance of performance and, consequently, amounts of contract liabilities as defined by ASC 606-10-45-2 were not material as of December 31, 2018 and December 31, 2017.

The Company does not disclose the amount attributable to unsatisfied or partially satisfied performance obligations for variable revenue contracts (identified under “View A” above) in accordance with the optional exemption allowed under ASC 606. The Company did not have any revenue recognized in the reporting period from performance obligations satisfied, or partially satisfied, in previous periods. Remaining minimum guaranteed payments for active contracts as of December 31, 2018 are expected to be recognized ratably in accordance with View C over the remaining term of each contract based on the passage of time and through December 2023.

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

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

In January 2016, the FASB issued ASU 2016-01, which revises the guidance in ASC 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities, and provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. The guidance is effective for reporting periods (interim and annual) beginning after December 15, 2017, for public companies. The adoption of this guidance did not have a significant impact on our consolidated financial statements.

In January 2017, the FASB issued guidance clarifying the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The guidance provides a screen to determine when an integrated set of assets and activities is not a business, provides a framework to assist entities in evaluating whether both an input and substantive process are present, and narrows the definition of the term output. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. The guidance must be adopted on a prospective basis. We will consider the guidance for future transactions.
3.    Trademarks, Goodwill and Other Intangibles
Trademarks and other intangibles, net consist of the following:

		December 31, 2018
($ in thousands)	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks (indefinite-lived)	n/a	$96,707	$—	$96,707
Trademarks (finite-lived)	15 years	15,463	3,521	11,942
Non-compete agreement	7 years	561	321	240
Copyrights and other intellectual property	10 years	190	90	100
Total		$112,921	$3,932	$108,989

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

		December 31, 2017
($ in thousands)	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks (indefinite-lived)	n/a	$96,707	$—	$96,707
Trademarks (finite-lived)	15 years	15,463	2,490	12,973
Non-compete agreement	7 years	561	240	321
Copyrights and other intellectual property	10 years	190	71	119
Total		$112,921	$2,801	$110,120
The trademarks of the Isaac Mizrahi Brand, the Ripka Brand, and the H Halston Brands have been determined to have indefinite useful lives and accordingly, no amortization has been recorded in the Company’s consolidated statements of operations related to those intangible assets.
Amortization expense for finite lived intangible assets for each of the years ended December 31, 2018 and 2017 was approximately $1.1 million.
Estimated future amortization expense related to finite lived intangible assets over the remaining useful lives is as follows:

($ in thousands)	Amortization Expense
Year Ending December 31,
2019	$1,130
2020	1,130
2021	1,130
2022	1,050
2023	1,050
Thereafter	6,793
Total	$12,283
During the year ended December 31, 2017, the Company recorded a non-cash impairment charge of $12.4 million, which was the carrying amount of its goodwill immediately before the charge. The underlying cause of the impairment was the declining public trading price of the Company’s common stock and the ensuing decrease in the Company’s market capitalization as of December 31, 2017, as compared to the calculated fair value of the Company. The Company’s trading price for its common stock had been declining in 2017 due to its thinly traded stock, failure of the market to distinguish us from our competitors with poor balance sheets, and general outlook on consumer retail environment. Due to the prolonged decline in the Company’s stock price, it was determined during the fourth quarter that such a decline was no longer temporary. During 2017, management was continuously monitoring the Company’s stock price and its market capitalization and expectations were that the sector would eventually improve and the Company’s stock would trade again at a higher value, able to support the implied premium included in the fair value obtained through the above-mentioned weighted approach, and more representative of the Company’s expected long-term target stock price. The Company’s stock trading price gradually improved during 2017, however, beginning early November, the stock trading price began to trend back down. Management believed this to be a temporary trend, and that our stock price would soon improve. This position was supported by management consideration of some of our competitors’ highly leveraged businesses and that investors would eventually realize that the Company’s fair value was penalized by the resulting sector performance on the stock market. Although the Company’s stock price did improve toward the end of this year, due to the volatility and with continuing low stock trading prices, management decided to increase the relative weight of the market approach in its fair value model, and consequently increase the emphasis on its market peers, which ultimately resulted in the recording of the goodwill impairment.
4.    Significant Contracts
QVC Agreements
Through its wholly owned subsidiaries, the Company has direct-to-retail license agreements with QVC, pursuant to which the Company designs, and QVC sources and sells, various products under the IsaacMizrahiLIVE brand, the Judith Ripka brand, the H

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

by Halston brand, and the C Wonder brand. These agreements include, respectively, the IM QVC Agreement, the Ripka QVC Agreement, and the H QVC Agreement, (collectively, the “QVC Agreements”). QVC owns the rights to all designs produced under the QVC Agreements, and the QVC Agreements include the sale of products across various categories through QVC’s television media and related internet sites.
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

Agreement	Current Term Expiry	Automatic Renewal	Xcel Commenced Brand with QVC	QVC Product Launch
IM QVC Agreement	September 30, 2020	one-year period	September 2011	2010
Ripka QVC Agreement	March 31, 2020	one-year period	April 2014	1999
H QVC Agreement	December 31, 2020	one-year period	January 2015	September 2015

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
In connection with the foregoing and during the same periods, QVC and its subsidiaries have the exclusive, worldwide right to use the names, likenesses, images, voices, and performances of the Company’s spokespersons to promote the respective products. Under the IM QVC Agreement, IM Brands has also granted to QVC and its affiliates, during the same period, exclusive, worldwide rights to promote third-party vendor co-branded products that, in addition to bearing and being marketed in connection with the trademarks and logos of such third-party vendors, also bear or are marketed in connection with the IsaacMizrahiLIVE trademark and related logo.
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
Also, under the QVC Agreements, the Company will pay a royalty participation fee to QVC on revenue earned from the sale, license, consignment, or any other form of distribution of any products, bearing, marketed in connection with, or otherwise associated with the specified trademarks and brands.
Net revenue from QVC totaled $25.63 million and $25.77 million for the Current Year and Prior Year, respectively, representing approximately 72% and 81% of the Company’s total revenues, respectively. As of December 31, 2018 and 2017, the Company had receivables from QVC of $5.68 million and $5.47 million, representing approximately 52% and 64% of the Company’s accounts receivable, respectively. The December 31, 2018 and 2017 QVC receivables did not include any earned revenue accrued but not yet billed as of the respective balance sheet dates.

5.    Debt and Other Long-term Liabilities
Debt
The Company’s net carrying amount of debt is comprised of the following:

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

($ in thousands)	December 31,
	2018	2017
Xcel Term Loan	$15,500	$19,500
Unamortized deferred finance costs related to term loans	(200)	(346)
IM Seller Note	742	2,201
Ripka Seller Notes	583	543
Contingent Obligation – JR Seller	100	200
Contingent Obligation – CW Seller	2,850	2,850
Total	19,575	24,948
Current portion (i), (ii)	8,275	5,559
Long-term debt	$11,300	$19,389

(i)
The current portion of long-term debt presented on the Consolidated Balance Sheet at December 31, 2018 includes (a) $4.0 million related to the Xcel Term Loan, (b) $0.74 million related to the IM Seller Note, (c) $2.95 million related to Contingent Obligations, and (d) $0.58 million related to the Ripka Seller Note.

(ii)
The current portion of long-term debt presented on the consolidated balance sheet at December 31, 2017 includes $4.0 million related to term loan debt, $1.46 million related to the IM Seller Note and $0.1 million related to a contingent obligation.

Xcel Term Loan
On February 26, 2016, the Company and its wholly owned subsidiaries, IM Brands, LLC, JR Licensing, LLC, H Licensing, LLC, C Wonder Licensing, LLC, Xcel Design Group, LLC, IMNY Retail Management, LLC, and IMNY E-Store, USA, LLC (each a “Guarantor” and collectively, the “Guarantors”), as Guarantors, entered into an amended and restated loan and security agreement (the “Loan Agreement”) with Bank Hapoalim B.M. (“BHI”) as agent, and the financial institutions party thereto as lenders. The Loan Agreement amended and restated the IM Term Loan, the JR Term Loan, and the H Term Loan. Pursuant to the Loan Agreement, Xcel assumed the obligations of each of IM Brands, LLC, JR Licensing, LLC, and H Licensing, LLC under the respective term loans with BHI in the aggregate principal amount of $27.9 million (the loan under the Loan Agreement is referred to as the “Xcel Term Loan”).
The Xcel Term Loan matures on January 1, 2021. Principal on the Xcel Term Loan is payable in quarterly installments on each of January 1, April 1, July 1 and October 1.
On February 24, 2017, Xcel and BHI amended the terms of the Loan Agreement (the “Amended Loan Agreement”). Under this amendment, principal payments for the year ending December 31, 2018 were increased by a total of $1.0 million, principal payments for the year ending December 31, 2021 were decreased by $1.0 million, and the minimum EBITDA (as defined in the Loan Agreement) requirement for the year ended December 31, 2017 was eliminated. There were no changes to the total principal balance, interest rate, maturity date, or other terms of the Loan Agreement. Management assessed and determined that this amendment represented a debt modification and, accordingly, no gain or loss was recorded.
On June 15, 2017, Xcel and BHI entered into a second amendment to the Amended Loan Agreement. Under this amendment, principal payments for the year ending December 31, 2017 were increased by a total of $0.8 million, principal payments for the year ending December 31, 2021 were decreased by $0.8 million, the minimum EBITDA (as defined in the Second Amendment to the Amended Loan Agreement) requirement for the year ending December 31, 2017 was changed from $9.0 million to $7.0 million and the minimum EBITDA requirements for the years ending December 31, 2018 and 2019 were changed from $9.0 million to $8.0 million. There were no changes to the total principal balance, interest rate, maturity date, or other terms of the Amended Loan Agreement. Management assessed and determined that this amendment represented a debt modification and, accordingly, no gain or loss was recorded.
The aggregate remaining annual principal payments under the Amended Loan Agreement are as follows:

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

($ in thousands)	Amount of Principal Payment
Year Ending December 31,
2019	$4,000
2020	4,000
2021	7,500
Total	$15,500

Commencing with the fiscal year ended December 31, 2017, the Company was required to repay a portion of the Xcel Term Loan in an amount equal to 10% of the excess cash flow for the fiscal year; provided that no early termination fee shall be payable with respect to any such payment (the “Excess Cash Flow Principal Payment”). Excess cash flow means, for any period, cash flow from operations (before certain permitted distributions) less (i) capital expenditures not made through the incurrence of indebtedness, (ii) all cash interest and principal and taxes paid or payable during such period, and (iii) all dividends declared and paid during such period to equity holders of any credit party treated as a disregarded entity for tax purposes. As of December 31, 2018 and 2017, the estimated Excess Cash Flow Principal Payment provision of the Xcel Term Loan did not result in any additional repayment.
The Company's obligations under the Amended Loan Agreement as of December 31, 2018 are guaranteed by the Guarantors and secured by all of the assets of Xcel and the Guarantors (as well as any subsidiary formed or acquired that becomes a credit party to the Amended Loan Agreement) and, subject to certain limitations contained in the Amended Loan Agreement, equity interests of the Guarantors (as well as any subsidiary formed or acquired that becomes a credit party to the Amended Loan Agreement).
The Amended Loan Agreement contains customary covenants, including reporting requirements, trademark preservation, and the following financial covenants of the Company (on a consolidated basis with the Guarantors and any subsidiaries subsequently formed or acquired that become a credit party under the Amended Loan Agreement):

•	net worth (as defined in the Amended Loan Agreement) of at least $90.0 million at the end of each fiscal quarter ending on June 30 and December 31, of each fiscal year;

•
liquid assets of at least $5.0 million, until such time as the ratio of indebtedness to EBITDA (as defined in the Amended Loan Agreement) is less than 1.00 to 1.00 and, in which event, liquid assets must be at least $3.0 million;

•	a fixed charge ratio of at least 1.20 to 1.00 for each fiscal quarter ended June 30 and December 31, for the twelve fiscal month period ending on such date;

•
capital expenditures shall not exceed (i) $2.7 million for the year ended December 31, 2017 and (ii) $1.7 million for the year ended December 31, 2018 (iii) $0.7 million for any fiscal year thereafter; and

•	EBITDA (as defined in the Amended Loan Agreement) of $8.0 million for the fiscal years ending December 31, 2018 and 2019, and $9.0 million for the following fiscal years.
In connection with the above-mentioned refinancing transactions, the Company incurred fees to or on behalf of BHI of approximately $7,000 during the year ended December 31, 2017. These fees, along with $0.2 million of deferred finance costs related to financing transactions that took place in prior years, have been deferred on the Consolidated Balance Sheets as a reduction to the carrying value of the Xcel Term Loan, and are being amortized to interest expense over the term of the Term Loan using the effective interest method. The current effective interest rate on the Amended Loan Agreement is equal to approximately 6.05%.
Interest on the Xcel Term Loan accrues at a fixed rate of 5.1% per annum and is payable on each day on which the scheduled principal payments are required to be made. For the Current Year and Prior Year, the Company incurred interest expense of approximately $0.9 million and $1.1 million, respectively, related to term loan debt.

On February 11, 2019, an amendment was made to the Amended Loan Agreement with BHI "Second Amended and Restated Loan and Security Agreement". Immediately prior to February 11, 2019, the aggregate principal amount of the term loan under the Amended Loan Agreement was $15.5 million. Pursuant to the Amended Loan Agreement, the Lenders have extended an additional term loan in the amount of $7.5 million, such that, as of February 11, 2019, the aggregate outstanding balance of all the term loans by the Lenders to Xcel under the Second Amended and Restated Loan and Security Agreement is $22.0 million, which amount has been divided into two term loans: (1) a term loan in the amount of $7.3 million (“Term Loan A”) and (2) a term loan in the amount of $14.8 million (“Term Loan B” and, together with Term Loan A, the “Term Loans”). See Note 12 "Subsequent Events" for additional information.
IM Seller Note

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

On September 29, 2011, as part of the consideration for the purchase of the Isaac Mizrahi Business, the Company issued to IM Ready-Made, LLC (“IM Ready”) a promissory note in the principal amount of $7.4 million (as amended, the “IM Seller Note”). The stated interest rate of the IM Seller Note was 0.25% per annum. Management determined that this rate was below the Company’s expected borrowing rate, which was then estimated at 9.25% per annum. Therefore, the Company discounted the IM Seller Note by $1.7 million using a 9.0% imputed annual interest rate, resulting in an initial value of $5.6 million. In addition, on September 29, 2011, the Company prepaid $0.1 million of interest on the IM Seller Note. The imputed interest amount was amortized over the term of the IM Seller Note and recorded as other interest and finance expense on the Company’s consolidated statements of operations.
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
On September 19, 2016, the IM Seller Note was further amended and restated to (1) revise the maturity date to March 31, 2019, (2) require six semi-annual principal and interest installment payments of $0.8 million, commencing on September 30, 2016 and ending on March 31, 2019, (3) revise the stated interest rate to 2.236% per annum, (4) allow for optional prepayments at any time at the Company’s discretion without premium or penalty, and (5) require that all payments of principal and interest be made in cash. Management assessed and determined that this amendment represented a debt modification and, accordingly, no gain or loss was recorded.
As of December 31, 2018, the aggregate remaining annual principal payments under the IM Seller Note are as follows:

($ in thousands)	Amount of Principal Payment
Year Ending December 31,
2019	$742
For the years ended December 31, 2018 and 2017, the Company incurred interest expense of approximately $0.03 million and $0.07 million, respectively under the IM Seller Note, which consisted solely of amortization of the discount on the IM Seller Note.
Ripka Seller Notes
As of December 31, 2018 and 2017, the remaining discounted balance, non-interest-bearing note relating to the Ripka Seller Notes was approximately $0.58 million and $0.54 million, respectively. An aggregate $0.60 million principal amount of the Ripka Seller Notes is due at maturity (March 31, 2019). For the years ended December 31, 2018 and 2017, the Company incurred interest expense of approximately $0.04 million and $0.04 million, respectively, which consisted solely of amortization of the discount on the Ripka Seller Notes.
Contingent Obligation – JR Seller (Ripka Earn-Out)
In connection with the asset purchase of the Ripka Brand, the Company agreed to pay the sellers of the Ripka brand additional consideration of up to $5.0 million in aggregate (the “Ripka Earn-Out”), payable in cash or shares of the Company’s common stock based on the fair value of the Company’s common stock at the time of payment, and with a floor of $7.00 per share, based on the Ripka Brand achieving in excess of $1.0 million of net royalty income (excluding revenues generated by interactive television sales) during each of the 12-month periods ending on October 1, 2016, 2017 and 2018, less the sum of all earn-out payments for any prior earn-out period. The Ripka Earn-Out was recorded at a value of $3.8 million based on the difference between the fair value of the acquired assets of the Ripka Brand at the acquisition date and the total consideration paid. In accordance with ASC Topic 480, “Distinguishing Liabilities from Equity,” the Ripka Earn-Out obligation was classified as a liability in the accompanying consolidated balance sheets because of the variable number of shares payable under the agreement.
On December 21, 2016, the Company entered into an agreement with the sellers of the Ripka Brand which amended the terms of the Ripka Earn-Out, such that the maximum amount of earn-out consideration was reduced to $0.4 million, of which $0.2 million was payable in cash upon execution of the amendment, and $0.1 million is payable in cash on each of May 15, 2018 and 2019. The payment of the remaining future payments of $0.2 million under the earn-out is contingent upon the Ripka Brand achieving at least $6.0 million of net royalty income from QVC during each of the 12-month periods ending on March 31, 2018 and 2019.

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

On May 15, 2018 the Company settled the $0.1 million earnout due by reducing the principal amount owed by Judith Ripka to the Company under a promissory note (included in prepaid expenses and other current assets on the Consolidated Balance Sheets as of December 31, 2018).
The remaining expected value (which approximates fair value) of the Ripka Earn-Out of $0.1 million is presented in the current portion of long-term debt on the accompanying Consolidated Balance Sheets as of December 31, 2018. As of December 31, 2017, the expected value of the Ripka Earn-out was $0.2 million, of which $0.1 million is presented in the accompanying Consolidated Balance Sheet in the current portion of long-term debt and $0.1 million is presented in long-term debt.
Contingent Obligation – CW Seller (C Wonder Earn-Out)
In connection with the asset purchase of the C Wonder Brand, the Company agreed to pay the seller additional consideration, which would be payable, if at all, in cash or shares of common stock of the Company, at the Company’s sole discretion, after June 30, 2019, with a value based on the royalties related directly to the assets the Company acquired pursuant to the purchase agreement. The value of the earn-out shall be calculated as the positive amount, if any, of (i) two times (A) the maximum net royalties as calculated for any single twelve month period commencing on July 1 and ending on June 30 between the closing date and June 30, 2019 (each, a “Royalty Target Year”) less (B) $4.0 million, plus (ii) two times the maximum royalty determined based on a percentage of retail and wholesale sales of C Wonder branded products by the Company as calculated for any single Royalty Target Year. The C Wonder Earn-Out of $2.9 million, which was calculated at the asset acquisition date, is presented in the current portion of long-term debt on the accompanying consolidated balance sheets, as of December 31, 2018, and in long-term debt as of December 31, 2017. In accordance with ASC Topic 480, “Distinguishing Liabilities from Equity,” the C Wonder Earn-Out obligation is classified as a liability in the accompanying consolidated balance sheets because of the variable number of shares payable under the agreement.
As of December 31, 2018 and 2017, total contingent obligations were $2.95 million and $3.05 million, respectively.
Other Long-term Liabilities
Other long-term liabilities are primarily comprised of deferred rent of approximately $2.62 million and $2.5 million as of December 31, 2018 and 2017, respectively.
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
A summary of the Company’s stock option activity for the Current Year is as follows:

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	3,468,833	$5.38	4.14	$—
Granted	250,000	3.34
Canceled	—	—
Exercised	—	—
Expired/Forfeited	(460,958)	3.82
Outstanding at December 31, and expected to vest	3,257,875	$5.44	3.19	$—
Exercisable at December 31, 2018	1,776,796	$5.60	2.49	$—

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

On October 15, 2018, the Company granted options to purchase an aggregate of 15,000 shares of common stock to a certain key employee. The exercise price of the options is $2.04 per share, and one-third of the options will vest on each of October 15, 2019, October 15, 2020, and October 15, 2021.

On November 21, 2018, the Company granted options to purchase an aggregate of 35,000 shares of common stock to a certain key employee. The exercise price of the options is $2.25 per share, and 50% of the options will vest on each of September 30, 2019 and September 30, 2020.
On January 1, 2017, the Company granted options to purchase an aggregate of 150,000 shares of common stock to a certain key employee. The exercise price of the options is $5.50 per share, and one-third of the options vest on each of January 1, 2018, January 1, 2019, and January 1, 2020.
On January 24, 2017, the Company granted options to purchase an aggregate of 500,000 shares of common stock to a certain executive. The exercise price of the options is $5.00 per share, and one-fifth of the options vest on each of January 1, 2018, January 1, 2019, January 1, 2020, January 1, 2021, and January 1, 2022.
On March 31, 2017, the Company granted options to purchase an aggregate of 150,000 shares of common stock to non-management directors. The exercise price of the options is $2.70 per share, and 50% of the options vest on each of April 1, 2018 and March 31, 2019.
On May 31, 2017, the Company granted options to purchase an aggregate of 15,000 shares of common stock to a certain key employee. The exercise price of the options is $2.60 per share, and one-third of the options vest on each of May 31, 2018, May 31, 2019, and May 31, 2020.
On August 30, 2017, the Company granted options to purchase an aggregate of 20,000 shares of common stock to a certain key employee. The exercise price of the options is $3.55 per share, and one-half of the options vest on each of August 30, 2018, and August 30, 2019.
On October 1, 2017, the Company granted options to purchase an aggregate of 50,000 shares of common stock to a certain key employee. The exercise price of the options is $3.50 per share, and one-third of the options vest on each of April 1, 2018, April 1, 2019, and April 1, 2020.
On November 2, 2017, the Company granted options to purchase an aggregate of 300,000 shares of common stock to a certain key employee. The exercise price of the options is $3.50 per share, and the vesting of such options is dependent upon the achievement of certain royalty income targets.

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

The fair value of the options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

Year Ended December 31,
	2018	2017
Expected Volatility	20.91 – 29.65	33.69 – 35.20
Expected Dividend Yield	—%	—%
Expected Life (Term, in years)	2.5 – 3.5	3.25 – 5.42
Risk-Free Interest Rate	2.33 – 2.96%	0.91 – 1.21%
Compensation expense related to stock options for the Current Year and Prior Year was approximately $1.1 million and $1.2 million respectively. Total unrecognized compensation expense related to unvested stock options at December 31, 2018 amounts to approximately $0.7 million and is expected to be recognized over a weighted average period of 1.89 years.
The following table summarizes the Company’s stock option activity for non-vested options for the current year:

	Number of Options	Weighted Average Grant Date Fair Value
Balance at January 1, 2018	2,613,497	$1.23
Granted	250,000	0.54
Vested	(983,586)	1.27
Forfeited or Canceled	(398,832)	0.72
Balance at December 31, 2018	1,481,079	$1.23
Warrants
Warrants granted by the Company expire at various times – either five, seven, or ten years from the date of grant, depending on the particular grant.
A summary of the Company’s warrant activity for the current year is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding and exercisable at January 1, 2018	1,891,743	$6.81	1.92	$—
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	(676,928)	(2.31)
Outstanding and exercisable at December 31, 2018	1,214,815	$9.32	1.66	$—
The Company did not grant any warrants to purchase shares of common stock during the Current Year or Prior Year.
No compensation expense was recorded in the Current Year or Prior Year related to warrants.
Restricted Stock
A summary of the Company’s restricted stock activity for the Current Year is as follows:

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	2,143,088	$5.35
Granted	190,806	3.03
Canceled	—	—
Vested	(873,684)	5.74
Expired/Forfeited	—	—
Outstanding at December 31, 2018	1,460,210	$4.82
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
On June 5, 2018, the Company issued of 7,000 shares of stock to a consultant, which vested immediately.
On October 15, 2018, the Company issued 10,000 shares of stock to a consultant, which vested immediately.
On October 15, 2018, the Company issued 8,334 shares of stock to a consultant, which vested immediately.
On January 31, 2017, the Company issued 50,000 shares of restricted stock to a consulting firm whose controlling shareholder was a director of the Company until October 2017. Of the 50,000 shares of restricted stock granted, 25,000 shares vested immediately and 25,000 vested on January 31, 2018. On June 18, 2017, the Company issued an additional 28,334 shares of restricted stock to the same consulting firm, of which 14,167 shares vested immediately on the same day and 14,167 shares shall vest on January 31, 2018. See Note 11, Related Party Transactions, for additional information.
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
Compensation expense related to restricted stock grants for the current year and prior year was $0.7 million and $2.0 million respectively. Total unrecognized compensation expense related to unvested restricted stock grants at December 31, 2018 amounts to $0.3 million and is expected to be recognized over a weighted average period of 0.91 years.
The following table provides information with respect to restricted stock purchased and retired by the Company during the Current Year and Prior Year.

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

Date	Total Number of Shares Purchased	Actual Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plan	Fair value of Re-Purchased Shares
March 31, 2018 (i)	43,638	$3.25	—	$142,000
April 30, 2018 (i)	181,486	3.09	—	560,000
May 31, 2018 (i)	107	2.80	—	—
November 30, 2018 (i)	145,920	2.27	—	331,000
Total 2018	371,151	$2.79	—	$1,033,000

March 31, 2017 (i)	294,540	$2.70	—	$795,000
May 31, 2017 (i)	4,775	2.30	—	11,000
September 30, 2017 (i)	2,200	3.70	—	8,000
December 31, 2017 (i)	149,840	2.55	—	383,000
Total 2017	451,355	$2.66	—	$1,197,000
(i) The shares were exchanged from employees and directors in connection with the income tax withholding obligations on behalf of such employees and directors from the vesting of restricted stock.
All of the shares of restricted stock in the preceding table were originally granted to employees and directors as restricted stock pursuant to the Plan.
Shares Available Under the Company’s 2011 Equity Incentive Plan
At December 31, 2018, there were 5,813,949 shares of common stock available for issuance under the Plan.
Shares Reserved for Issuance
At December 31, 2018, there were 10,286,639 shares of common stock reserved for issuance pursuant to unexercised warrants and stock options, or available for issuance under the Plan.
Dividends
The Company has not paid any dividends to date.
7. Earnings Per Share
Shares used in calculating basic and diluted earnings (loss) per share are as follows:

	Year Ended December 31,
	2018	2017
Basic	18,280,788	18,502,158
Effect of exercise of warrants	850	—
Diluted	18,281,638	18,502,158
As a result of the net loss presented for the year ended December 31, 2017, the Company calculated diluted earnings per share using basic weighted-average shares outstanding for such period, as utilizing diluted shares would be anti-dilutive to loss per share.
The computation of basic and diluted earnings (loss) per share excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

	Year Ended December 31,
	2018	2017
Stock options and warrants	4,421,625	5,360,576
8.    Commitments and Contingencies
Leases
The Company leases office space under an operating lease agreement related to the Company’s main headquarters located in New York City. This lease commenced on March 1, 2016 and expires on October 30, 2027. In connection with this lease, the Company obtained an Irrevocable Standby Letter of Credit (the “Letter of Credit”) from BHI for a sum not exceeding $1.1 million. The Company has deposited this amount with BHI as collateral for the Letter of Credit and recorded the amount as restricted cash in the consolidated balance sheets as of December 31, 2018 and December 31, 2017.
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
Future minimum lease payments under the terms of the Company’s noncancelable operating lease agreements are as follows:

($ in thousands)	Lease Payments
Year Ended December 31,
2019	$2,393
2020	2,423
2021	2,577
2022	1,732
2023	1,552
Thereafter	5,950
Total future noncancelable minimum lease payments	$16,627
The aforementioned leases require the Company to pay additional rents related to increases in certain taxes and other costs on the properties. Total rent expense was approximately $1.5 million for the years ended December 31, 2018 and 2017, respectively.
Total minimum lease payments to be received in the future under noncancelable sublease agreements as of December 31, 2018 are approximately $0.78 million. Total sublease payments received for the years ended December 31, 2018 and 2017 were approximately $0.78 million and $0.74 million, respectively. Sublease payments received are credited against the exit cost liability on the Company's consolidated balance sheet. See Note 9 "Facility Exit Costs".
Employment Agreements
The Company has contracts with certain executives and key employees. The future minimum payments under these contracts are as follows:

($ in thousands)	Employment Contract Payments
Year Ended December 31,
2019	$6,482
2020	2,507
2021	1,918
Thereafter	—
Total future minimum employment contract payments	$10,907

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

In addition to the employment contract payments stated above, the Company’s employment contracts with certain executives and key employees contain performance based bonus provisions. These provisions include bonuses based on the Company achieving revenues in excess of established targets and/or on operating results.
Certain of the employment agreements contain severance and/or change in control provisions. Aggregate potential severance compensation amounted to approximately $8.4 million at December 31, 2018. See Note 12.
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
At December 31, 2018, the remaining balance of the exit cost liability related to the former office space was approximately $1.3 million, of which $0.6 million was recorded in other current liabilities and $0.7 million was recorded in other long-term liabilities in the accompanying consolidated balance sheet. The balance of this liability will be paid out over a period of approximately 3.2 years, through February 2022.
A summary of the activity related to the exit cost liability is as follows:

($ in thousands)	2018	2017
Balance as of January 1,	$624	$783
Cash payments, net	(113)	(154)
Adjustment to liability (revision to estimated cash flows)	799	(25)
Accretion	8	20
Balance as of December 31,	$1,318	$624
The Company changed its sublessor in December 2018, and the Company adjusted its lease liability related to 475 Tenth Avenue, resulting in a charge of $799 thousand, which includes future cash payments from a new sublessor.

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
The income tax provision (benefit) for federal and state and local income taxes in the consolidated statements of operations consists of the following:

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

($ in thousands)	Years Ended December 31,
	2018	2017
Current:
Federal	$—	$—
State and local	67	79
Total current	67	79

Deferred:
Federal	1,404	(883)
State and local	360	357
Total deferred	1,764	(526)
Total (benefit) provision	$1,831	$(447)
The reconciliation of income tax computed at the federal and state and local statutory rates to the Company’s income before taxes is as follows:

	Years Ended December 31,
	2018	2017
U.S. statutory federal rate	21.00%	(34.00)%
State and local rate, net of federal tax	14.16	1.09
Stock compensation	18.25	9.37
Excess compensation deduction	8.38	4.49
Foreign tax credits	(1.03)	(0.30)
Federal true-ups	0.41	(0.17)
Life insurance	1.28	0.57
Tax rate change due to Tax Cuts and Jobs Act	—	(24.88)
Goodwill impairment	—	39.50
Other permanent differences	0.25	0.14
Income tax provision (benefit)	62.70%	(4.19)%

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

The significant components of net deferred tax liabilities of the Company consist of the following:

($ in thousands)	December 31,
	2018	2017
Deferred tax assets
Stock-based compensation	$3,099	$4,097
Federal, state and local net operating loss carryforwards	566	312
Accrued compensation and other accrued expenses	1,009	1,132
Allowance for doubtful accounts	58	—
Basis difference arising from discounted note payable	355	387
Foreign tax credit	130	95
Charitable contribution carryover	55	47
Property and equipment	170	—
Other	—	10
Total deferred tax assets	$5,442	$6,080

Deferred tax liabilities
Property and equipment	—	220
Basis difference arising from intangible assets of acquisition	(13,581)	(12,675)
Total deferred tax liabilities	(13,581)	(12,455)
Net deferred tax liabilities	$(8,139)	$(6,375)
As of December 31, 2018 and December 31, 2017, the Company had approximately $1.6 million and $.8 million, respectively, of federal net operating loss carryforwards ("NOLs") available to offset future taxable income. The NOL as of December 31, 2017 of $.8 million has an expiration period from 2036 through 2037. The NOL generated during tax year ending December 31, 2018 of $.8 million has an indefinite life and does not expire.
As of December 31, 2018 and 2017, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its consolidated financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its consolidated financial statements are necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.
11.    Related Party Transactions
Edward Jones, III
Edward Jones, III, a director of the Company from October 2011 to October 2017, performed consulting services for and received compensation during 2017 from a certain licensee of the Company. Under the terms of the Company’s agreement with this certain licensee, the licensee may supply the Company’s branded products to the Company’s other licensees. Under the terms of the Company’s separate pre-existing agreements with other licensees, the Company would earn royalties on the sales of such branded products sold to end customers.
On January 31, 2017, the Company entered into a two-year consulting agreement (the “QTR Consulting Agreement”) with Jones Texas, Inc. (“JTI”), whose controlling shareholder is Edward Jones, III, to provide consulting services in connection with the Company’s Fast-to-Market production platform program and other projects. Pursuant to the QTR Consulting Agreement, the Company issued an aggregate of 50,000 shares of common stock to JTI, of which 25,000 shares vested immediately, and 25,000 shares vested on January 31, 2018. On June 18, 2017, based upon meeting certain performance targets relating to the Company’s short-lead production platform business as provided in the January 31, 2017 QTR Consulting Agreement, the Company issued an additional 28,334 shares of common stock to JTI, of which 14,167 shares vested immediately, resulting in the recognition of compensation expense of $79,000 during the year ended December 31, 2017, and the remaining 14,167 shares shall vest on January 31, 2018. The Company also paid JTI a cash consulting fee of $0.075 million on January 30, 2017 and an additional cash consulting

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

fee of $0.075 million on April 28, 2017 relating to other projects. For the year ended December 31, 2018, there was no compensation paid or owed to JTI.
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
On September 1, 2015, the Company entered into a license agreement with Lord and Taylor, LLC (the “L&T License”) and simultaneously amended the HIP License Agreement eliminating HIP’s minimum guaranteed royalty obligations, provided the L&T License is in effect. In addition, the Company entered into a sublicense agreement with HIP (the “HIP Sublicense Agreement”), obligating the Company to pay HIP a fee on an annual basis the greater of (i) 50% of royalties received under the L&T License from H Halston products or (ii) guaranteed minimum royalties. Provided that Lord & Taylor, LLC is paying the Company at least $1.0 million per quarter under the L&T License, the remaining contractually required guaranteed minimum royalties are equal to $0.75 million, $0.75 million, $1.5 million, and $1.75 million for the twelve months ending January 31, 2018, 2019, 2020, and 2021, respectively.
On December 12, 2016, the Company entered into a license agreement for the H Halston Brand with Dillard’s Inc and affiliates (the “Dillard’s License”, and together with the L&T License, the “DRT Licenses”).
HOH has also entered into an arrangement with another licensee of the Company to supply Halston-branded apparel for the subsequent sale of such product to end customers. Under the Company’s separate pre-existing licensing agreements in place with the aforementioned other licensee and with HIP as described above, the Company earns royalties on the sales of such Halston-branded products.

Through October 26, 2018, the Company operated under the following terms as an at-will license:

•
The HIP Trademark Usage and Royalty Participation Agreement, had an initial term that expired on December 31, 2020 unless sooner terminated or renewed, and we shall pay to HIP: (i) 50% of the excess H Halston Royalty paid to us under the DRT Licenses and any other third party licenses that we may enter into; (ii) 25% of the excess developed brand royalty paid to us for the Highline Collective Brand under the DRT Licenses, and 20% of the excess developed brand royalty paid to us for any subsequent developed brand under the DRT Licenses, and (iii) 10% of the excess private label brand royalty paid to us under the DRT Licenses and during the first term only of the DRT Licenses. Additionally, we have the right, but not the obligation, at any time after January 31, 2023, to terminate the obligations under points (ii) and (iii) above by paying to HIP an amount equal to four times the sum of the developed brand credits and private label credits for the contract year ending on January 31, 2023 (the "Buy Out Payment''). The Buy-Out Payment was payable by us and at our sole discretion either (a) in cash, or (b) in a number of common shares of Xcel calculated based on the amount of the Buy-Out Payment divided by the average closing price for common shares of Xcel on a national exchange for the preceding five trading days, subject to a minimum price for common shares of Xcel of $7.00 per common share.

•
A license and supply agreement with the Halston Operating Company, LLC (“HOC”), a subsidiary of HOH, with an initial term ending on January 31, 2022, subject to renewal. Under the HOC at-will license and supply agreement, HOC shall provide licensed products for sale to pre-approved retailers, including HBC and Dillard’s, and was also responsible for overseeing the visual merchandising and in-store retail environments for such approved retailers, as well as for training and oversight of any retail staff responsible for selling the licensed products within HBC and Dillard’s, as reasonably agreed upon between HOC and HBC and Dillard’s. The HOC at-will license and supply agreement provides for, among other things, design fees of $1.2 million for the period from July 1, 2017 through December 31, 2018, subsequent design fees of $2.4 million for the contractual yearly periods ending on January 31, 2019, and on December 31, 2020, 2021, and 2022, respectively, and sales-based royalties on the categories of products licensed under the agreement and the contractual year of payment.

Effective October 26, 2018, the Company terminated the HIP License Agreement including all amendments and the HIP Sublicense Agreement. In addition the at-will license has been terminated and is no longer in effect.

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

In addition, the Company and HOC entered into an arrangement whereby HOC pays the Company a license fee for branded products related to categories not included in the HOC license and supply agreement.
For the years ended December 31, 2018 and 2017, the Company had recorded approximately $2.0 million and $1.4 million of revenue from HOC, respectively. As of December 31, 2018, the Company had a receivable balance of approximately $1.5 million due from HOC, which was collected subsequent to year end 2018. In addition, the Company recorded $0 and $9,000 of HIP fees (as a reduction to net revenue) for the Current Year and the Prior Year, respectively.
The Company had a prepaid balance of $0.2 million to HIP that was to be applied against future fees due, which HIP agreed to refund and is included accounts receivable, net as of December 31, 2018.
12. Subsequent Events

Acquisition of the Halston Heritage Brands
On February 11, 2019 (the “Closing Date”), the Company acquired the Halston Heritage Brands from The H Company IP, LLC (the “Seller”), a wholly-owned subsidiary of House of Halston LLC (“Parent”).
Pursuant to the Agreement, at closing, the Company delivered to the Seller or its designees (collectively the “Sellers” an aggregate of $8.4 million in cash. In addition, Xcel agreed to issue to the Sellers 777,778 shares of the Company’s common stock (the “XCel Shares”), subject to a voting agreement and a lock-up agreement relating to the Xcel Shares and a consent and waiver agreement each in from satisfactory to Xcel within three months from the date of the Agreement. In the event such agreements are not executed and delivered to Xcel, the Xcel shares shall be forfeited. In addition to the closing considerations, the Sellers will be eligible to earn up to an aggregate of $6.0 million (the “Earn-Out Value”) through December 31, 2022 based on Excess Net Royalties. “Excess Net Royalties” during any calendar year for 2019 through 2022 (each, a “Royalty Target Year”) is equal to (a) the positive amount, if any, of the Net Royalties as calculated for such Royalty Target Year, less the greater of (i) One Million Five Hundred Thousand Dollars ($1.5 million), or (ii) the maximum Net Royalties for any previous Royalty Target Year. “Applicable Percentage” means (a) 50% of the first $10.0 million of Excess Net Royalties during the Earn-Out Period, (b) 20% of aggregate Excess Net Royalties during the Earn-Out Period greater than $10.0 million and up to $15.0 million and (c) 0% of aggregate Excess Net Royalties during the Earn-Out Period in excess of $15.0 million. The Earn-Out Consideration shall be payable in cash or of common stock of XCel Shares (the “Earn-Out Shares”) at the Sellers’ option); provided, however, that if the number of Earn-Out Shares, when combined with the number of XCel Shares issued at the closing, will exceed 4.99% of the aggregate number of shares of XCel common stock outstanding as of the Closing Date (calculated in accordance with Nasdaq Rule 5635(a)) (the “XCel Share Limit”), then Xcel may, in its sole and unfettered discretion, elect to (x) pay cash for the Earn-Out Value attributable to the Earn-Out Shares that would exceed the XCel Share Limit; (y) solicit stockholder approval for the issuance of Earn-Out Shares in excess of the XCel Share Limit in accordance with Nasdaq Rule 5635(a)(2) and, if such stockholder approval is obtained, issue such Earn-Out Shares to the Seller; or (z) solicit stockholder approval for the issuance of Shares in excess of the XCel Share Limit in accordance with Nasdaq Rule 5635(a)(2) and, if such stockholder approval is obtained, pay the applicable Earn-Out Consideration with a combination of cash and Earn-Out Shares.
Second Amended and Restated Loan and Security Agreement.
On February 11, 2019, the Company entered into an amended loan agreement with BHI (the “Second Amended and Restated Loan and Security Agreement”). The Second Amended and Restated Loan and Security Agreement, amended and restated the Amended Loan Agreement dated as of February 24, 2017. Immediately prior to the Closing Date, the aggregate principal amount of the term loan extended under the Existing Loan Agreement was $15.5 million. Pursuant to the Loan Agreement, the Lenders have extended to Xcel an additional term loan in the amount of $7.5 million, such that, as of the Closing Date, the aggregate outstanding balance of all the term loans extended by BHI to Xcel under the Loan Agreement was $22.0 million, which amount has been divided under the Loan Agreement into two term loans: (1) a term loan in the amount of $7.3 million (“Term Loan A”) and (2) a term loan in the amount of $14.8 million (“Term Loan B” and, together with Term Loan A, the “Term Loans”). The proceeds of the additional term loan extended on the Closing Date were used to finance the Halston Heritage Brands acquisition described above.
Upon entering into Second Amended and Restated Loan and Security Agreement, Xcel paid an upfront fee in the amount of $0.09 million to BHI.

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

 The Second Amended and Restated Loan and Security Agreement also contemplates that BHI, or their affiliates (collectively, the “Lenders”) will provide to Xcel a revolving loan facility and a letter of credit facility, the terms of each of which shall be agreed to by Xcel and the Lenders. Amounts advanced under the revolving loan facility (the “Revolving Loans”) will be used for (1) the purpose of consummating acquisitions by Xcel or its subsidiaries that are or become parties to the Second Amended and Restated Loan and Security Agreement and (2) working capital purposes. Xcel will have the right to convert Revolving Loans to incremental term loans (the “Incremental Term Loans”) in minimum amounts of $5.0 million. The Company has not drawn down any funds under either the revolving loan facility or letter of credit facility.
The Term Loans mature on December 31, 2023; Incremental Term Loans shall mature on the date set forth in the applicable term note; and Revolving Loans and the letter of credit facility shall mature on such date as agreed upon by Xcel and the Lenders. Any letter of credit issued under Second Amended and Restated Loan and Security Agreement shall terminate no later than one year following the date of issuance thereof.
Principal on the Term Loan A shall be payable in quarterly installments on each of March 31, June 30, September 30 and December 31 as follows:

($ in thousands)
Period	Amount
June 30, 2019– September 30, 2020	$1,000

December 31, 2020	$1,250

Principal on the Term Loan B shall be payable in quarterly installments on each of March 31, June 30, September 30 and December 31 as follows:

($ in thousands)
Period	Amount
March 31, 2020– September 30, 2020	$250

March 31, 2021 -December 31, 2022	$1,125

March 31, 2023 – December 31, 2023	$1,250

Xcel shall have the right to prepay the Term Loans, Incremental Term Loans, Revolving Loans and obligations with respect to letters of credit and accrued and unpaid interest therein and to terminate the Lenders’ obligations to make Revolving Loans and issue letters of credit; provided that any prepayment of less than all of the outstanding balances of Term Loans and Incremental Term Loans shall be applied to the remaining amounts due in inverse order of maturity.
If any Term Loan or any Incremental Term Loan is prepaid on or prior to the third anniversary of the Closing Date (including as a result of an event of default), Xcel shall pay an early termination fee as follows: an amount equal to the principal amount outstanding under such Term Loan or Incremental Term Loan, as applicable, on the date of prepayment, multiplied by: (i) two percent (2.00%) if any of Term Loan B or any Incremental Term Loan is prepaid on or before the second anniversary of the later of the Closing Date or the date such Incremental Term Loan was made, as applicable; (ii) one percent (1.00%) if any of Term Loan A is prepaid on or before the second anniversary of the Closing Date; (iii) one percent (1.00%) if any of Term Loan B or any Incremental Term Loan is prepaid after the second anniversary of the later of the Closing Date or such Incremental Term Loan was made, as applicable, but on or before the third anniversary of such date; (iv) one half of one percent (0.50%) if any of Term Loan A is prepaid after the second anniversary of the Closing Date, but on or before the third anniversary of such date; or (v) zero percent (0.00%), if any Term Loan or any Incremental Term Loan is prepaid after the third anniversary of the later of the Closing Date or the date such Incremental Term Loan was made, as applicable.
Commencing with the fiscal year ending December 31, 2017, Xcel is required to repay a portion of the Term Loan in amount equal to 10% of the excess cash flow for the fiscal year; provided that no early termination fee shall be payable with respect to any such payment. Excess cash flow means, for any period, cash flow from operations (before certain permitted distributions) less (i) capital

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

expenditures not made through the incurrence of indebtedness, (ii) all cash principal paid or payable during such period and (iii) all dividends declared and paid (or which could have been declared and paid) during such period to equity holders of any credit party treated as a disregarded entity for tax purposes.
 Xcel’s obligations under the Loan Agreement are guaranteed by and secured by all of the assets of Xcel and its wholly-owned subsidiaries, as well as any subsidiary formed or acquired that becomes a credit party to the Loan Agreement (the “Guarantors”) and, subject to certain limitations contained in Second Amended and Restated Loan and Security Agreement, equity interests of the Guarantors.
 Xcel also granted the Lenders a right of first offer to finance any acquisition for which the consideration therefore will be paid other than by cash of Xcel or by the issuance of equity interest of Xcel.
Interest on the Term Loan A accrues at a fixed rate of 5.1% per annum and is payable on each day on which the scheduled principal payments on the Term Loan A are required to be made. Interest on the Term Loan B accrues at a fixed rate of 6.25% per annum and is payable on each day on which the scheduled principal payments on the Term Loan B are required to be made. Interest on the Revolving Loans will accrue at either the Base Rate or LIBOR, as elected by Xcel, plus a margin to be agreed to by Xcel and the Lenders and will be payable on the first day of each month. Base Rate is defined in the Second Amended and Restated Loan and Security Agreement as the greater of (a) BHI’s stated prime rate or (b) 2.00% per annum plus the overnight federal funds rate published by the Federal Reserve Bank of New York. Interest on the Incremental Term Loans will accrue at rates to be agreed to by Xcel and the Lenders and will be payable on each day on which the scheduled principal payments under the applicable note are required to be made.
The Second Amended and Restated Loan and Security Agreement contains customary covenants, including reporting requirements, trademark preservation and the following financial covenants of Xcel (on a consolidated basis with Xcel’s and the Guarantors under the Second Amended and Restated Loan and Security Agreement):

•	net worth of at least $90.0 million at the end of each fiscal quarter;

•	liquid assets of at least $5.0 million at all times;

•	the fixed charge coverage ratio for the twelve-fiscal month period ending at the end of each fiscal quarter shall not be less than the ratio set forth below for such fiscal period:

Fiscal Quarter End	Fixed Charge Coverage Ratio
December 31, 2019, March 31, 2020, June 30, 2020, September 30, 2020	1.05 to 1.00
December 31, 2020, March 31, 2021, June 30, 2021, September 30, 2021, December 31, 2021 and thereafter	1.10 to 1.00

•	capital expenditures shall not exceed $1.7 million for fiscal year December 31, 2018

•	capital expenditures shall not exceed $0.7 million for any fiscal year beginning after December 31, 2018; and

•	the leverage ratio for the twelve-fiscal month period ending at the end of each fiscal period set forth below shall not exceed the ratio below:

Fiscal Period	Maximum Leverage Ratio
December 31, 2018	2.90 to 1.00
December 31, 2019, March 31, 2020, June 30, 2020, and September 30, 2020	2.40 to 1.00
December 31, 2020, March 31, 2021, June 30, 2021 and September 30, 2021	1.70 to 1.00
December 31, 2021 and each Fiscal Quarter end thereafter	1.50 to 1.00
The Company was in full compliance with all covenants under the Amended and Second Amended and Restated Loan and Security Agreement, as of and for the fiscal year ended December 31, 2018.

Employment Agreements with Executives

On February 28, 2019, the Company entered into a three-year employment agreement with Robert D’Loren for him to continue to serve as Chief Executive Officer of the Company, referred to as the D’Loren Employment Agreement. Following the initial three-year term, the agreement will be automatically renewed for one year terms unless either party gives written notice of intent

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

to terminate at least 90 days prior to the termination of the then current term. Pursuant to the D’Loren Employment Agreement, Mr. D’Loren’s annual base salary is $0.9 million. The Company’s board of directors or the compensation committee may approve increases (but not decreases) from time to time. Following the initial three-year term, Mr. D’Loren’s base salary will be reviewed at least annually. Mr. D’Loren receives an allowance for an automobile appropriate for his level of position and the Company pays (in addition to monthly lease or other payments) all of the related expenses for gasoline, insurance, maintenance, repairs or any other costs with Mr. D’Loren’s automobile.

Bonus

Mr. D’Loren will be eligible to receive an annual cash bonus in an amount equal to (i) 2.5% of all income generated from the sales of the Company’s products and by the trademarks and other intellectual property owned, operated or managed by us (“IP Income”), in excess of $8.0 million earned and received by us in such fiscal year: provided that any IP income generated through net sales shall be multiplied by (x) 7% in the case of net sales from wholesale sales, and private label sales and (y) 3% in the case of net sales from e-commerce sales through the Company’s web sites and (ii) 5% of the Company’s adjusted EBITDA (as defined in the D’Loren Employment Agreement) for such fiscal year. Mr. D’Loren shall have the right to elect to receive the cash bonus through the issuance of shares of the Company’s common stock.

Pursuant to the D’Loren Agreement, Mr. D’Loren was granted an option to purchase up to 2,578,947 shares of the Company’s common stock at an exercise price of $1.70 per share. The option is exercisable until February 28, 2029 and shall vest, subject to Mr. D’Loren remaining employed by the Company and based upon the Company’s common stock achieving the following target prices:

Target Prices	Number of Option Shares Vesting
$3.00	736,842
$5.00	626,316
$7.00	515,789
$9.00	405,263
$11.00	294,737

 Severance

If Mr. D’Loren’s employment is terminated by the Company without cause, or if Mr. D’Loren resigns with good reason, or if the Company fails to renew the term, then Mr. D’Loren will be entitled to receive his unpaid base salary and cash bonuses through the termination date and a lump sum payment equal to the base salary in effect on the termination date for the longer of two years from the termination date or the remainder of the then-current term. Additionally, Mr. D’Loren would be entitled to two hundred times the average annual cash bonuses paid in the preceding 12 months. Mr. D’Loren would also be entitled to continue to participate in the Company’s group medical plan or receive reimbursement for premiums paid for other medical insurance in an amount not to exceed the cost to participate in the Company’s plan, subject to certain conditions, for a period of 36 months from the termination date.

Change of Control

In the event Mr. D’Loren’s employment is terminated within 12 months following a change of control by the Company without cause or by Mr. D’Loren with good reason, he would be entitled to a lump sum payment equal to two times (i) his base salary in effect on the termination date for the longer of two years from the termination date or the remainder of the then-current term and (ii) two times the average annual cash bonuses paid in the preceding 12 months, minus $100. “Change of control,” as defined in Mr. D’Loren’s employment agreement, means a merger or consolidation to which we are a party, a sale, lease or other transfer, exclusive license or other disposition of all or substantially all of our assets, a sale or transfer by our stockholders of voting control, in a single transaction or a series of transactions or, if during any twelve consecutive month period, the individuals who at the beginning of such period, constitute the board of directors of the Company (the “Incumbent Directors”) cease (other than due to death) to constitute a majority of the members of the board at the end of such period; provided that directors elected by or on the recommendation of a majority of the directors who so qualify as Incumbent Directors shall be deemed to be Incumbent Directors. Upon a change of control, notwithstanding the vesting and exercisability schedule in any stock option or other grant agreement

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

between Mr. D’Loren and the Company, all unvested stock options, shares of restricted stock and other equity awards granted by the Company to Mr. D’Loren pursuant to any such agreement shall immediately vest, and all such stock options shall become exercisable and remain exercisable for the lesser of 180 days after the date the change of control occurs or the remaining term of the applicable option.

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

James Haran

On February 28, 2019, the Company entered into a two-year employment agreement with James Haran for him to continue to serve as the Company’s Chief Financial Officer, referred to as the Haran Employment Agreement. Following the initial two-year term, the agreement automatically renewed for a one-year term and will be automatically renewed for one year terms thereafter unless either party gives written notice of intent to terminate at least 30 days prior to the expiration of the then current term. Pursuant to the Haran Employment Agreement, Mr. Haran’s annual base salary is $0.4 million per annum. The board of directors or the compensation committee may approve increases (but not decreases) from time to time. Following the initial two year term, the base salary shall be reviewed at least annually. In addition, Mr. Haran receives a car allowance of $1,500 per month.

Bonus

Mr. Haran will be eligible to receive a performance cash bonus in an amount equal to (i) 0.23% of all IP Income in excess of $12.0 million earned and received by us in such fiscal year; provided that any IP income generated through net sales shall be multiplied by (x) 7% in the case of net sales from wholesale sales, and private label sales and (y) 3% in the case of net sales from e-commerce sales through the Company’s web sites plus (ii) 0.375% of the Company’s adjusted EBITDA (as defined in the Haran Employment Agreement) for such fiscal year. Notwithstanding the foregoing, for (i) 2019, $0.04 million of Mr. Haran’s bonus is guaranteed, of which $0.01 million was paid to Mr. Haran upon execution of the Haran Employment Agreement and $0.03 million is payable on or before June 30, 2019, and (ii) for 2020, $0.03 million of Mr. Haran’s bonus is guaranteed and payable on or before June 30, 2020, in each case, as long as Mr. Haran remains employed by the Company.

Pursuant to the Haran Employment Agreement, Mr. Haran was granted an option to purchase up to 552,632 shares of the Company’s common stock at an exercise price of $1.70 per share. The option is exercisable until February 28, 2029 and shall vest, subject to Mr. Haran remaining employed with the Company and based upon the Company’s common stock achieving target prices as follows:

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

Target Prices	Number of Option Shares Vesting
$3.00	157,895
$5.00	134,211
$7.00	110,526
$9.00	86,842
$11.00	63,158

Severance

If Mr. Haran’s employment is terminated by the Company without cause, or if Mr. Haran resigns with good reason, or if the Company fails to renew the term, then Mr. Haran will be entitled to receive his unpaid base salary and cash bonuses through the termination date and a lump sum payment equal to his base salary in effect on the termination date for 12 months. Mr. Haran would also be entitled to continue to participate in our group medical plan, subject to certain conditions, for a period of 12 months from the termination date.

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

Giuseppe Falco

On February 27, 2019, the Company entered into a two-year employment agreement with Giuseppe Falco for him to serve as President and Chief Merchant of the Company’s Interactive Technology business and the Company’s Creative Director, referred to as the Falco Employment Agreement. Following the initial two-year term, the agreement will be automatically renewed for an additional one-year term, unless either party gives written notice of intent to terminate at least 30 days prior to the expiration of the then current term. Under the Falco Employment Agreement, Mr. Falco’s base salary is $0.6 million per annum.

 Bonus

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

Cash Bonus and Stock Bonus. Mr. Falco will be eligible to receive a performance cash bonus in an amount up to $0.4 million per annum and a performance stock bonus with a value of up to $0.1 million per annum based upon the Company receiving Gross DRT Sales as follows:

($ in thousands)
2019 Gross DRT Sales Level	Cash Bonus	$ Value of Stock Bonus
$242,500- $250,000	$90	$24
$250,000 - $257,500	$180	$45
$257,500 - $265,000	$270	$68
$265,000 or more	$360	$90
The Gross DRT Sale Level targets for 2020 shall be established by the Compensation Committee of the Company’s Board of Directors.

“Gross DRT Sales” means gross sales generated by the Company’s trademarks through any program transmitted by television, on QVC, HSN (including their e-commerce businesses known as Buy Any Time), or similar interactive television networks globally.

Severance

If Mr. Falco’s employment is terminated by us without cause, or if Mr. Falco resigns with good reason, or if we fail to renew the term, then Mr. Falco will be entitled to receive his unpaid base salary and cash bonuses through the termination date and a lump sum payment of an amount equal to his base salary in effect for a period of six months, payable on the six month anniversary of the date of separation of services and the option shall remain exercisable as to those shares as to which the option previously vested and shall become exercisable as to any unvested shares immediately following such transaction. Mr. Falco would also be entitled to continue to participate in our group medical plan, subject to certain conditions, for a period of six months from the termination date.

 Change of Control

In the event Mr. Falco’s employment is terminated within 12 months following a change of control by the Company without cause or by Mr. Falco with good reason, Mr. Falco would be entitled to a lump sum payment equal to his base salary in effect on the termination date for six months following such termination. “Change of control,” as defined in Mr. Falco’s employment agreement, means a merger or consolidation to which we are a party, a sale, lease or other transfer, exclusive license or other disposition of all or substantially all of our assets, or a sale or transfer by our stockholders of voting control, in a single transaction or a series of transactions. Upon a change of control, notwithstanding the vesting and exercisability schedule in any stock option or other grant agreement between Mr. Falco and us, all unvested stock options, shares of restricted stock and other equity awards granted by us to Mr. Falco pursuant to any such agreement shall immediately vest, and all such stock options shall become exercisable and remain exercisable for the lesser of 180 days after the date the change of control occurs or the remaining term of the applicable option.

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

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

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
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of December 31, 2018, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive and principal accounting officers to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2018.
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

NAME	AGE	POSITION
Robert W. D’Loren	61	Chairman of the Board of Directors and Chief Executive Officer and President
James F. Haran	58	Chief Financial Officer and Assistant Secretary, and Principal Financial and Accounting Officer
Giuseppe “Joe” Falco	48	President and Chief Operating Officer of the Isaac Mizrahi Brand
Seth Burroughs	39	Executive Vice President of Business Development and Treasury and Secretary
Mark DiSanto	57	Director
James Fielding	54	Director
Michael R. Francis	56	Director
Howard Liebman	77	Director
Benjamin Malka	58	Director
Deborah Weinswig	48	Director
Below are the biographies of each of our officers and directors as of December 31, 2018.
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
James Fielding was appointed as a member of our Board on July 12, 2018. He is a 25-year veteran in the consumer retail space, and previously served as the Global Head of Consumer Products for Dreamworks Animation and Awesomeness TV.  Prior to that, Mr. Fielding served as the CEO of Claire’s Stores Inc., where he oversaw strategic growth and international development for the retail chain’s 3,000-plus stores worldwide. From May 2008 to 2012 Mr. Fielding served as the President of Disney Stores Worldwide.
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
Deborah Weinswig was appointed as a member of our Board on January 24, 2018. She is a Managing Director of Funding Global Retail & Technology (“FGRT”), the think tank for the Hong Kong-based Fung Group, since April 2014 where she is responsible for building the team’s research capabilities and providing insights into the disruptive technologies that are reshaping today’s global retail landscape. Prior to leading FGRT, Weinswig served as Chief Customer Officer for Profitect Inc., a predictive analytics and big data software provider. From March 2002 to October 2013, Ms. Weinswig was employed by Citigroup, Inc., most recently where she was Managing Director and Head of the Global Staples & Consumer Discretionary team at Citi Research. Ms. Weinswig also serves as an e-commerce expert for the International Council of Shopping Centers’ Research Task Force and was a founding member of the Oracle Retail Industry Strategy Council. Lastly, she is a member of the Board of Directors of Kiabi (affiliated with the Auchan Group). Ms. Weinswig is a Certified Public Accountant and holds an MBA from the University of Chicago.
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
James Fielding brings extensive senior level experience in the consumer retail space, as well as strong relationships in the media and retail industries.
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
Judith Ripka is Chief Design Officer of the Ripka brands for JR Licensing, overseeing design and design direction. Ms. Ripka started her acclaimed career in 1977 and, since its inception, her global brand has become known for its quality and distinctive and refined designs. Both the 18k Gold collection and a Sterling Silver collection are in fine jewelry stores worldwide. Ms. Ripka was a pioneer in interactive television, debuting a collection on QVC in 1996 and more recently on The Shopping Channel in 2014. Among her many milestones, Ms. Ripka was chosen as one of “The Leading Women Entrepreneurs of the World” and received the De Beer’s Award for Outstanding Jewelry Design, as well as the Accessories Pioneer Award during Women’s Entrepreneurship Day celebration at the United Nations in 2017.
Employment Agreements with Executives
Robert D’Loren
On October 1, 2014, and effective as of September 16, 2014, we entered into a three-year employment agreement with Robert D’Loren for him to serve as our Chief Executive Officer, referred to as the D’Loren Employment Agreement. Additionally, we will use our reasonable best efforts to cause Mr. D’Loren to be nominated to our board of directors and to serve as our Chairman of the board of directors during the term of the agreement. Following the initial three-year term, the agreement automatically renewed for a one-year term and will be automatically renewed for one year terms thereafter unless either party gives written notice of intent to terminate at least 90 days prior to the termination of the then current term. Under the D’Loren Employment Agreement, Mr. D’Loren’s annual base salary was $0.8 million per annum. The D’Loren Employment Agreement was further amended on April 26, 2017 to increase Mr. D’Loren’s base salary to $0.9 million per annum, effective April 1, 2017. Mr. D’Loren’s base salary will be reviewed at least annually and the board of directors or the compensation committee may approve increases (but not decreases) from time to time. Mr. D’Loren receives an allowance for an automobile appropriate for his level of position and we pay (in addition to monthly lease or other payments) all of the related expenses for gasoline, insurance, maintenance, repairs or any other costs with Mr. D’Loren’s automobile.
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
New Employment Agreement
On February 28, 2019, the Company entered into a three-year employment agreement with Robert D’Loren for him to continue to serve as Chief Executive Officer of the Company, effective January 1, 2019. See Part II, Item 8, Note 12, Subsequent Events, to the Financial Statements and Supplemental Information for a summary of the new employment agreement.
James Haran
On October 1, 2014, and effective as of September 16, 2014, we entered into a two-year employment agreement with James Haran for him to serve as our Chief Financial Officer, referred to as the Haran Employment Agreement. Following the initial two-year term, the agreement automatically renewed for a one-year term and will be automatically renewed for one-year terms thereafter unless either party gives written notice of intent to terminate at least 30 days prior to the expiration of the then current term. Under the Haran Employment Agreement, Mr. Haran’s annual base salary was $0.3 million per annum. On April 26, 2017, Mr. Haran’s Employment Agreement was amended to increase Mr. Haran’s base salary to $0.4 million per annum, effective April 1, 2017. Mr. Haran’s base salary shall be reviewed at least annually and the board of directors or the compensation committee may approve increases (but not decreases) from time to time. In addition, Mr. Haran receives a car allowance of $1,500 per month.
Bonus
Mr. Haran is eligible for a performance cash bonus of up to $.03 million based upon the following: 50% of the $.03 million cash bonus will be paid to Mr. Haran if we achieve at least 70% of our budgeted EBITDA and 100% of the $.03 million cash bonus will be paid to Mr. Haran if we achieve at least 90% of our budgeted EBITDA. In addition, provided Mr. Haran is employed in good standing each June 30th, Mr. Haran shall be awarded a $.03 million cash bonus commencing June 30, 2015 and paid to Mr. Haran within 30 days of June 30th of each year.
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
New Employment Agreement
On February 28, 2019, the Company entered into a two-year employment agreement with James Haran for him to continue to serve as Chief Financial Officer of the Company, effective January 1, 2019. See Part II, Item 8, Note 12, Subsequent Events, to the Financial Statements and Supplemental Information for a summary of the new employment agreement.
Giuseppe Falco
On January 24, 2017, and effective as of January 1, 2017, we entered into a three-year employment agreement with Giuseppe Falco for him to serve as our Chief Merchant of the Company and Brand President, referred to as the Falco Employment Agreement. Following the initial three-year term, the agreement will be automatically renewed for an additional two-year period, unless either party gives written notice of intent to terminate at least 30 days prior to the expiration of the then current term. Under the Falco Employment Agreement, Mr. Falco’s base salary is $0.6 million, $0.6 million, and $0.7 million per annum for the years ending December 31, 2017, 2018, and 2019, respectively.
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
Bonus
Mr. Falco is eligible for a cash bonus of up to $0.5 million, $0.4 million, and $0.3 million for the fiscal years ending December 31, 2017, 2018, and 2019, respectively. The cash bonus for each respective fiscal year shall be payable at 50% of the maximum if we achieve at least 70% of our budgeted EBITDA (as defined in the Falco Employment Agreement) for such fiscal year, and at 100% of the maximum if we achieve at least 90% of our budgeted EBITDA for such fiscal year.
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
New Employment Agreement
On February 27, 2019, the Company entered into a three-year employment agreement with Giuseppe Falco for him to serve as President, and Chief Merchant of the Company’s Interactive Technology business and the Company’s Creative Director of the Company, effective January 1, 2019. See Part II, Item 8, Note 12, Subsequent Events, to the Financial Statements and Supplemental Information for a summary of the new employment agreement.
Family Relationships
There are no family relationships among our directors or officers.
Independence of the Board of Directors
The board has determined that Messrs. Howard Liebman, Mark DiSanto, James Fielding, Michael R. Francis, and Ms. Deborah Weinswig meet the director independence requirements under the applicable listing rule of the NASDAQ Stock Market LLC (“NASDAQ”).  Each current member of the Audit Committee, Compensation Committee, and Nominating Committee is independent and meets the applicable rules and regulations regarding independence for such committee, including those set forth in the applicable NASDAQ rules, and each member is free of any relationship that would interfere with his individual exercise of independent judgment.
Section 16(a) Beneficial Ownership Reporting Compliance
To our knowledge, based solely on a review of Forms 3 and 4 and any amendments thereto furnished to our Company pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, all Section 16(a) filing requirements applicable to our officers, directors, and beneficial owners of more than 10% of our equity securities were timely filed except that each of Hilco Trading and its majority owner, Mr. Jeffrey Bruce Hecktman and each of our officers and directors, other than Edward Jones, did not timely file a Form 4 for one transaction, and Mr. Jones did not timely file a Form 4 for two transactions during the fiscal year ended December 31, 2018.
Code of Ethics
On September 29, 2011, we adopted a code of ethics that applies to our officers, employees, and directors, including our Chief Executive Officer, Chief Financial Officer and senior executives. Our Code of Ethics can be accessed on our website, www.xcelbrands.com.
Audit Committee and Audit Committee Financial Expert
Our board of directors has appointed an Audit Committee which consists of Messrs. Liebman, DiSanto and Ms. Weinswig.  Each of such persons has been determined to be an “independent director” under the applicable NASDAQ and SEC rules, which is the independence standard that was adopted by our board of directors. The board of directors has determined that Mr. Liebman meets the requirements to serve as the Audit Committee Financial Expert by our board of directors. The Audit Committee operates under a written charter adopted by our board of directors. The Audit Committee assists the board of directors by providing oversight of our accounting and financial reporting processes, appoints the independent registered public accounting firm, reviews with the registered independent registered public accounting firm the scope and results of the audit engagement, approves professional services provided by the independent registered public accounting firm, reviews the independence of the independent registered public accounting firm, considers the range of audit and non-audit fees and reviews the adequacy of internal accounting controls.
Compensation Committee

Our board of directors has appointed a Compensation Committee consisting of Messrs. DiSanto and Fielding. Each of such persons has been determined to be an “independent director” under the applicable NASDAQ rules. Our board of directors has adopted a written Compensation Committee Charter that sets forth the committee’s responsibilities. The committee is responsible for determining all forms of compensation for our executive officers, and establishing and maintaining executive compensation practices designed to enhance long-term stockholder value.
Nominating Committee
Our board of directors has appointed a Nominating Committee consisting of Messrs. DiSanto and Liebman. Each of such persons has been determined to be an “independent director” under the applicable NASDAQ rules. Our board of directors has adopted a written Nominating Committee Charter that sets forth the committee’s responsibilities.
Item 11.    Executive Compensation
The following table sets forth information regarding all cash and non-cash compensation earned, during the years ended December 31, 2018 and 2017, by our principal executive officer and our two other most highly compensated executive officers, which we refer to collectively as the named executive officers, for services in all capacities to the Company:
Summary Compensation Table

Name	Title	Year	Salary	Bonus (1)	Option Awards (2)(3)	All Other Compensation	Total
Robert D’Loren	CEO and Chairman	2018	$888,500	$960,878	$—	$11,509	$1,860,887
		2017	873,000	977,386	—	19,706	1,870,092

James Haran	CFO	2018	366,000	45,000	—	5,798	416,798
		2017	359,625	45,000	—	6,103	410,728

Giuseppe Falco	President and COO	2018	625,000	225,000	—	—	850,000
		2017	550,000	37,500	637,555	—	1,225,055

(1)	Bonuses were paid in accordance with the executives’ respective employment agreements. See “Employment Agreements with Executives” in Item 10.

(2)	The dollar amounts shown represent the grant date fair value of stock option awards granted during the applicable fiscal year calculated in accordance with ASC Topic 718.

(3)
On January 24, 2017, Mr. Giuseppe Falco was granted options to purchase 500,000 shares of common stock. The exercise price of the options is $5.00 per share, whereby one-fifth of the options vested on January 1, 2018 and an additional one fifth of the options shall vest on each January 1, 2019, 2020, 2021, and 2022, respectively. As of December 31, 2018, 100,000 of these options have vested.

Outstanding Equity Awards as of December 31, 2018

		Options and Warrant Awards							Stock Awards
Name	Title	Number of Securities Underlying Unexercised Options & Warrants, Exercisable		Number of Securities Underlying Unexercised Options & Warrants, Unexercisable		Exercise Price	Option or Warrant Expiration Date		Number of Shares of Stock that Have Not Vested		Market Value of Shares of Stock that Have Not Vested
Robert D’Loren	CEO, Chairman	239,250	(1)	—		$5.00	9/29/2021
		589,480		294,740	(3)	$5.80	3/31/2021
									241,228	(4)	$272,588
James Haran	CFO	49,500	(1)	—		$5.00	9/29/2021
		126,312		63,156	(3)	$5.80	3/31/2021
									45,394	(5)	$51,295
Giuseppe Falco	President, COO	100,000	(1)	—		$5.00	9/29/2021
		133,334		66,666	(3)	$5.80	3/31/2021
		50,000	(2)	—		$7.50	5/15/2019
		100,000		400,000	(7)	$5.00	Multiple dates	(7)
									195,333	(6)	$220,726

(1)	These options became exercisable on September 29, 2011, the date of grant, and expire on September 29, 2021.

(2)	Of these 50,000 options, 25,000 became exercisable on May 31, 2015 and 25,000 became exercisable on May 31, 2016. These options expire on May 15, 2019.

(3)	These options become exercisable as to one-third of the shares on each of March 31, 2017, 2018, and 2019, and expire on March 31, 2021.

(4)
Such shares vest (i) as to 36,843 shares of common stock on, March 31, 2019; (ii) as to 165,000 shares of common stock, on May 31, 2019; and (iii) as to 39,385 shares of common stock, on June 1, 2019; provided, however, that Mr. D’Loren has the right to extend each vesting date by six-month increments, in his sole discretion, prior to the date the restrictions would lapse.

(5)
Such shares vest (i) as to 7,894 shares of common stock, on March 31, 2019; (ii) as to 22,500 shares of common stock, on April 30, 2019; and (iii) as to 15,000 shares of common stock, on May 31, 2019; provided, however, that Mr. Haran has the right to extend each vesting date by six-month increments, in his sole discretion, prior to the date the restrictions would lapse.

(6)
Such shares vest (i) as to 77,500 shares of common stock, on March 31, 2019; (ii) as to 37,500 shares of common stock, on May 15, 2019; (iii) as to 30,333 shares of common stock, on June 1, 2019; and (iv) as to 50,000 shares of common stock, on April 30, 2019; provided, however, that Mr. Falco has the right to extend each vesting date by six-month increments, in his sole discretion, prior to the date the restrictions would lapse.

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

The following table sets forth information with respect to each non-employee director's compensation for the year ended December 31, 2018. The dollar amounts shown for Stock Awards represent the grant date fair value of the restricted stock awards or stock options granted during the fiscal year calculated in accordance with ASC Topic 718.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
Mark DiSanto (1) (2)	$35,000	$24,000	$18,176	$77,176
Michael R. Francis (1) (2)	$12,000	$24,000	$18,176	$54,176
Richard Kirschenbaum (1) (2) (3)	$9,000	$24,000	$18,176	$51,176
Howard Liebman (1) (2)	$31,000	$24,000	$18,176	$73,176
Benjamin Malka (1) (2)	$12,000	$24,000	$18,176	$54,176
Deborah Weinswig (1) (2)	$21,000	$24,000	$18,176	$63,176
James Fielding (4)	$6,000	$—	$—	$6,000

(1)
On April 2, 2018, each non-employee director was granted 8,000 shares of restricted stock pursuant to the terms and conditions of the Plan. Such shares of restricted stock will vest evenly over two years, whereby 50% shall vest on April 2, 2019 and 50% shall vest on April 2, 2020. Notwithstanding the foregoing, each grantee may extend the vesting date of all or a portion of the restricted shares by six months and, thereafter one or more times may further extend such date with respect to all or a portion of the restricted shares until the next following October 2 or April 2, as the case may be. The grant date fair value of the shares was $3.00 per share.

(2)
On April 2, 2018, each non-employee director was granted options to purchase 25,000 shares of stock pursuant to the terms and conditions of the Plan. Such options will vest evenly over two years, whereby 50% shall vest on April 2, 2019 and 50% shall vest on April 2, 2020. The exercise price of the options is $3.00 per share.

(3)	Richard Kirschenbaum resigned as a director of the Company on July 10, 2018.

(4)	Mr. Fielding was appointed to serve as a director on July 11, 2018.
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
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table lists, as of March 26, 2019, the number of shares of common stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each named executive officer and director of the Company, and (iii) all officers and directors as a group.  Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose of or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power. Unless otherwise indicated, the address for such person is c/o Xcel Brands, Inc., 1333 Broadway, 10th Floor, New York, New York 10018.

The percentages below are calculated based on 18,916,394 shares of common stock issued and outstanding as of March 26, 2019.

Name and Address	Number of Shares of Common Stock Beneficially Owned	Percent Beneficially Owned
Named executive officers and directors:
Robert D’Loren (1)	10,177,558	48.95%
James Haran (2)	522,261	2.73
Giuseppe Falco (3)	803,912	4.13
Seth Burroughs (4)	495,438	2.59
Howard Liebman (5)	143,665	*
Benjamin Malka (6)	221,500	1.16
Mark DiSanto (7)	1,418,256	7.46
Michael R. Francis (8)	161,500	*
Deborah Weinswig (9)	20,500	*
James Fielding (10)	—	*

All directors and executive officers as a group (10 persons)(11)	13,763,065	62.54

5% Shareholders:
Isaac Mizrahi (12)	2,623,325	13.76
Buckingham Capital Management, Inc. (13)	1,076,097	5.69
485 Lexington Avenue, 3rd Floor, New York, NY 10017
Hilco Trading, LLC (14)	3,095,545	11.85
5 Revere Drive, Suite 206, Northbrook, IL 60062
Burch Acquisition LLC (15)	1,000,000	5.29
840 First Avenue, Suite 200, King of Prussia, PA 19406

* Less than 1%.

(1)
Consists of (i) 992,666 shares held by Mr. D’Loren, (ii) 526,283 shares owned by Irrevocable Trust of Rose Dempsey (or the Irrevocable Trust) of which Mr. D’Loren and Mr. DiSanto are the trustees and as to which Mr. D’Loren has sole voting and dispositive power, (iii) 1,123,470 shares issuable upon exercise of immediately exercisable options and warrants, (iv) 241,228 restricted shares, (v) 2,473,325 shares of common stock (including 800,992 restricted shares) held in the name of Isaac Mizrahi, (vi) 299,139 shares of common stock (including 27,500 restricted shares) held in the name of Marisa Gardini, (vii) 777,778 shares of common stock held in the name of The H Company IP, LLC, and (viii) 136,525 other shares of restricted stock and 2,190,477 other shares of common stock as to which holders thereof granted to Mr. D’Loren irrevocable proxy and attorney-in-fact with respect to the shares, and (viii) 666,667 shares and 750,000 shares issuable upon exercise of immediately exercisable warrants to which holders thereof granted to Mr. D’Loren irrevocable proxy and attorney-in-fact with respect to the shares. Pursuant to a voting agreement Mr. Mizrahi and Ms. Gardini agreed to, and pursuant to restricted stock agreements certain grantees agreed to, appoint a person designated by our board of directors as their irrevocable proxy and attorney-in-fact with respect to the shares set forth in clauses (v), (vi) and (vii), respectively. Mr. D’Loren does not have any pecuniary interest in these shares described in clauses (v), (vi) and (vii) and disclaims beneficial ownership thereof. Does not include 326,671 shares held by the D’Loren Family Trust (or the Family Trust) of which Mark DiSanto is a trustee and has sole voting and dispositive power.

(2)	Consists of (i) 237,899 shares, (ii) 45,394 restricted shares, and (iii) immediately exercisable options and warrants to purchase 238,968 shares.

(3)
Includes (i) 58,579 shares, (ii) 195,333 restricted shares, and (iii) 550,000 shares issuable upon exercise of immediately exercisable warrants and options. Giuseppe Falco, the President and Chief Operating Officer of the Mizrahi brands, is an executive officer but not a named executive officer.

(4)	Consists of (i) 296,863 shares, (ii) 22,263 restricted shares, and (iii) immediately exercisable options and warrants to purchase 176,312 shares.

(5)	Consists of (i) 36,165 shares, (ii) 20,000 restricted shares, and (iii) immediately exercisable options to purchase 87,500 shares.

(6)	Consists of (i) 47,000 shares, (ii) 12,000 restricted shares, and (iii) immediately exercisable options and warrants to purchase 162,500 shares.

(7)
Consists of (i) 326,671 shares held by the D’Loren Family Trust, of which Mark DiSanto is trustee and has sole voting and dispositive power over the shares held by the D’Loren Family Trust, (ii) 932,085 shares held by Mark X. DiSanto Investment Trust, of which Mark DiSanto is trustee and has sole voting and dispositive power over the shares held by the Trust, (iii) 12,000 restricted shares, (iv) 87,500 shares issuable upon exercise of warrants and options that have vested, and (v) 60,000 shares held by other trusts, of which Mark DiSanto is trustee and has sole voting and dispositive power over the shares held by the trusts.

(8)	Includes (i) 87,000 shares, (ii) 12,000 restricted shares and (ii) immediately exercisable options to purchase 62,500 shares.

(9)	Consists of (i) 8,000 restricted shares, and (ii) immediately exercisable options to purchase 12,500 shares.

(10)	Mr. Fielding was appointed to the Board on July 12, 2018 and, as such, he has not been awarded any shares of common stock as of the reference date indicated above.

(11)
Includes (i) 3,601,211 shares, (ii) 568,218 restricted shares, (iii) 438,750 shares issuable upon exercise of warrants that are currently exercisable, (iv) 1,962,500 shares issuable upon exercise of options that are currently exercisable, (v) 6,442,386 other shares of common stock as to which holders thereof granted to Mr. D’Loren irrevocable proxy and attorney-in-fact with respect to the shares, and (vi) 750,000 shares issuable upon exercise of immediately exercisable warrants to which holders thereof granted to Mr. D’Loren irrevocable proxy and attorney-in-fact with respect to the shares.

(12)	Consists of (i) 1,689,575 shares, (ii) 783,750 restricted shares, and (iii) immediately exercisable options to purchase 150,000 shares.

(13)	Based solely on a Schedule 13G/A filed on Feburary 13, 2019 by Buckingham Capital Management, Inc.

(14)
The H Company IP, LLC, or HIP, directly owns 1,777,778 shares of common stock, which we refer to as the H Company Shares. House of Halston, LLC, or Halston, is the parent company of HIP and may be deemed to share beneficial ownership of the H Company Shares by virtue of its ability to direct the business and investment decisions of HIP. The H Investment Company, LLC, or H Investment, in its capacity as the controlling member of Halston, has the ability to direct the investment decisions of Halston, including the power to direct the decisions of Halston regarding the disposition of the H Company Shares; therefore, H Investment may be deemed to beneficially own the H Company Shares. Hilco Brands, LLC, or Hilco Brands, in its capacity as a member of the Board of Managers of H Investment, has the ability to direct the management of H Investment’s business, including the power to direct the decisions of H Investment regarding the voting and disposition of the H Company Shares; therefore, Hilco Brands may be deemed to have indirect beneficial ownership of the H Company Shares. Hilco Trading, LLC, or Hilco Trading, is the parent company of Hilco Brands and may be deemed to share beneficial ownership of the H Company Shares by virtue of its ability to direct the business and investment decisions of Hilco Brands. Hilco Trading also directly owns 1,317,767 shares of our common stock, which we refer to as the Hilco Shares, of which 667,767 shares are outstanding and 650,000 shares are issuable upon exercise of a warrant that is currently exercisable. By virtue of the relationship described above and its direct ownership of the Hilco Shares, Hilco Trading beneficially owns 3,095,545 shares of our common stock. Jeffrey Bruce Hecktman is the majority owner of Hilco Trading and may be deemed to share beneficial ownership of the H Company Shares and the Hilco Shares by virtue of his ability to direct the business and investment decisions of Hilco Trading. By virtue of this relationship, Mr. Hecktman may be deemed to have indirect beneficial ownership of 3,095,545 shares of our common stock.

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
Through October 26, 2018, the Company operated under the following terms as an at-will license as set forth below:

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

Effective October 26, 2018, the Company and HOH terminated the HIP License Agreement including all amendments and the HIP Sublicense Agreement. In addition, the at-will license has been terminated and no longer in effect.
For the years ended December 31, 2018 and 2017, the Company had recorded approximately $2.0 million and $1.4 million of revenue from HOC, respectively. As of December 31, 2018, the Company had a receivable balance of approximately $1.5 million due from HOC. In addition, the Company recorded $0 and $9,000 of HIP fees (as a reduction to net revenue) for the Current Year and the Prior Year, respectively.

On February 11, 2019 (the “Closing Date”), the Company acquired the Halston Heritage Brands from HIP, a wholly-owned subsidiary of HOH.
Pursuant to the Agreement, at closing, the Company delivered to HIP or its designees (collectively the “Sellers” an aggregate of $8.4 million in cash. In addition, Xcel agreed to issue to the HIP 777,778 shares of the Company’s common stock (the “XCel Shares”), subject to a voting agreement and a lock-up agreement relating to the Xcel Shares and a consent and waiver agreement each in from satisfactory to Xcel within three months from the date of the Agreement. In the event such agreements are not executed and delivered to Xcel, the Xcel Shares shall be forfeited. In addition to the closing considerations, HIP will be eligible to earn up to an aggregate of $6.0 million (the “Earn-Out Value”) through December 31, 2022 based on Excess Net Royalties. “Excess Net Royalties” during any calendar year for 2019 through 2022 (each, a “Royalty Target Year”) is equal to (a) the positive amount, if any, of the Net Royalties as calculated for such Royalty Target Year, less the greater of (i) One Million Five Hundred Thousand Dollars ($1.5 million), or (ii) the maximum Net Royalties for any previous Royalty Target Year. “Applicable Percentage” means (a) 50% of the first $10.0 million of Excess Net Royalties during the Earn-Out Period, (b) 20% of aggregate Excess Net Royalties during the Earn-Out Period greater than $10.0 million and up to $15.0 million and (c) 0% of aggregate Excess Net Royalties during the Earn-Out Period in excess of $15.0 million. The Earn-Out Consideration shall be payable in cash or of common stock of XCel Shares (the “Earn-Out Shares”) at the Sellers’ option); provided, however, that if the number of Earn-Out Shares, when combined with the number of XCel Shares issued at the closing, will exceed 4.99% of the aggregate number of shares of XCel common stock outstanding as of the closing date (calculated in accordance with Nasdaq Rule 5635(a)) (the “XCel Share Limit”), then Xcel may, in its sole and unfettered discretion, elect to (x) pay cash for the Earn-Out Value attributable to the Earn-Out Shares that would exceed the XCel Share Limit; (y) solicit stockholder approval for the issuance of Earn-Out Shares in excess of the XCel Share Limit in accordance with Nasdaq Rule 5635(a)(2) and, if such stockholder approval is obtained, issue such Earn-Out Shares to the Seller; or (z) solicit stockholder approval for the issuance of Shares in excess of the XCel Share Limit in accordance with Nasdaq Rule 5635(a)(2) and, if such stockholder approval is obtained, pay the applicable Earn-Out Consideration with a combination of cash and Earn-Out Shares.

Item 14.    Principal Accounting Fees and Services
Audit Fees
The aggregate fees billed or to be billed for professional services rendered by our Independent Registered Public Accounting Firm, CohnReznick LLP, for the audit of our annual consolidated financial statements, review of our consolidated financial statements included in our quarterly reports, and other fees that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements for the years ended December 31, 2018 and December 31, 2017 were approximately $301,000 and $274,000, respectively.
Audit-Related Fees
There were approximately $11,000 and $23,000 billed by our Independent Registered Public Accounting Firm for audit-related fees for the fiscal year ended December 31, 2018 and 2017, respectively.
Tax Fees

There were no fees billed for professional services rendered by our Independent Registered Public Accounting Firm for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2018 and 2017.
All Other Fees
There were no fees billed for non-audit services by our Independent Registered Public Accounting Firm for the fiscal years ended December 31, 2018 and 2017.
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

Item 15.	Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Xcel Brands, Inc.(20)

3.2	Third Restated and Amended Bylaws of Xcel Brands, Inc.(21)

4.1	Third Amended and Restated Equity Incentive Plan and Forms of Award Agreements (14)

4.2	Form of Investor Warrant issued in connection with the private placement consummated on September 29, 2011(1)

4.4	Form of Executive Warrant(1)

4.5	Warrant issued to Joe Falco dated September 29, 2011(1)

4.6	Warrant issued to Great American Life Insurance Company dated September 29, 2011(1)

4.7	Warrant issued to Great American Insurance Company dated September 29, 2011(1)

4.8	Rights Agreement by and among Xcel Brands, Inc., Great American Life Insurance Company and Great American Insurance Company, dated September 29, 2011(1)

4.9	Form of Warrant issued in the June 5, 2013 private placement(3)

4.10	Warrant issued to Hilco Trading LLC dated December 23, 2014(9)

9.1	Amended and Restated Voting Agreement between Xcel Brands, Inc. and IM Ready-Made, LLC, dated as of December 24, 2011(5)

9.2	Voting Agreement between Xcel Brands, Inc. and Judith Ripka Berk, dated as of April 1, 2014(7)

9.3	Voting Agreement dated as of December 22, 2014 by and between Xcel Brands, Inc. and H Company IP, LLC(8)

9.4	Voting Agreement dated as of December 22, 2014 by and between Xcel Brands, Inc. and Hilco Trading, LLC(8)

10.1+
Asset Purchase Agreement by and among Xcel Brands, Inc., IM Brands, LLC, IM Ready-Made, LLC, Isaac Mizrahi and Marisa Gardini, dated as of May 19, 2011, as amended on July 28, 2011, as amended on September 15, 2011, as amended on September 21, 2011, and as amended on September 29, 2011(1)

10.2	Subordinated Promissory Note between Xcel Brands, Inc. and IM Ready-Made, LLC, dated September 19, 2016 (15)

10.3*	Second Amended and Restated Agreement and Consent to Assignment by and among QVC, Inc., IM Brands, LLC, IM Ready-Made, LLC, Xcel Brands, Inc. and Isaac Mizrahi, dated September 28, 2011(2)

Exhibit Number	Description

10.4
Assignment and Assumption, New York Landlord Consent by and among Adler Holdings III, LLC, IM Ready-Made, LLC and Xcel Brands, Inc., dated September 29, 2011, and Guaranty by IM Brands, Inc., dated September 29, 2011(1)

10.5+	Agreement of Merger and Plan Reorganization by and among NetFabric Holdings, Inc., NetFabric Acquisition Corp., and Xcel Brands, Inc., dated September 29, 2011(1)

10.6	Employment Agreement entered into with Isaac Mizrahi, dated December 24, 2013(5)

10.7	First Amendment to Employment Agreement entered into with Isaac Mizrahi made as of December 2, 2015(11)

10.8*
Amendment No. 1 to Second Amended and Restated Agreement and Consent to Assignment by and among QVC, Inc., IM Brands, LLC, IM Ready-Made, LLC, Xcel Brands, Inc. and Isaac Mizrahi, dated September 28, 2011.(4)

10.9	Employment Agreement between the Company and Robert D’Loren dated February 27, 2019(22)

10.10	Employment Agreement between the Company and James Haran dated February 27, 2019(22)

10.11	Employment Agreement between the Company and Seth Burroughs dated February 27, 2019.(22)

10.12	Employment Agreement dated January 24, 2017 by and between the Company and Giuseppe Falco.(17)

10.13	Amended and Restated Fifth Amendment, entered into as of March 14, 2014 and effective as of December 24, 2013, to the Asset Purchase Agreement filed as Exhibit 10.1.(6)

10.14	Employment Agreement entered into with Judith Ripka Berk as of April 1, 2014.(7)

10.15+
Asset Purchase Agreement by and among Xcel Brands, Inc., JR Licensing, LLC, Judith Ripka Creations, Inc., Judith Ripka Companies Inc., Judith Ripka Designs, LTD, JSB Marketing Corp. and Judith Ripka Berk entered into as of April 1, 2014 (7)

10.16	Asset Purchase Agreement by and among Xcel Brands, Inc., H. Licensing, LLC and H Company IP LLC and House of Halston, LLC entered into on December 22, 2014 (8)

10.17	Sublease Agreement, dated as of July 8, 2015, by and between Xcel Brands, Inc. and GBG USA Inc. (10)

10.18
Amended and Restated Loan and Security Agreement by and among Bank Hapoalim B.M., as agent, the financial institution party thereto as lenders, Xcel Brands, Inc. and IM Brands, LLC, JR Licensing, LLC, H Licensing, LLC, C Wonder Licensing LLC, Xcel Design Group, LLC, IMNY Retail Management. LLC. IMNY E-Store USA, LLC, as guarantors (12)

10.19	Consulting Agreement entered into as of January 31, 2017 between Jones, Texas, Inc. and the Company (18)

10.20	Amendment No. 1 and waiver to Amended and Restated Loan and Security Agreement(16).

10.21	Amendment No. 1 dated April 26, 2017 and effective as of April 1, 2017 to Amended and Restated Employment Agreement dated as of October 1, 2014 between the Company and Robert W. D’Loren.(19)

Exhibit Number	Description

10.22	Amendment No. 2 dated April 26, 2017 and effective as of April 1, 2017 to Amended and Restated Employment Agreement dated as of October 1, 2017 between the Company and James F. Haran(19).

10.23	Amendment No. 1 dated April 26, 2017 and effective as of April 1, 2017 to Amended and Restated Employment Agreement dated as of October 1, 2014 between the Company and Seth Burroughs(19).

21.1	Subsidiaries of the Registrant(22)

23.1	Consent of Independent Registered Public Accounting Firm(22)

31(i).1	Rule 13a-14(a)/15d-14(a) Certification (CEO) (22)

31(i).2	Rule 13a-14(a)/15d-14(a) Certification (CFO) (22)

32(i).1	Section 1350 Certification (CEO) (22)

32(i).2	Section 1350 Certification (CEO) (22)

101.INS	XBRL Instance Document(22)

101.SCH	XBRL Taxonomy Schema(22)

101.CAL	XBRL Taxonomy Calculation Linkbase(22)

101.DEF	XBRL Taxonomy Definition Linkbase(22)

101.LAB	XBRL Taxonomy Label Linkbase(22)

101.PRE	XBRL Taxonomy Presentation Linkbase(22)

(1)	This Exhibit is incorporated by reference to the appropriate exhibit to the Current Report on Form 8-K, which was filed with the SEC on October 5, 2011.

(2)	This Exhibit is incorporated by reference to the appropriate exhibit to the Current Report filed on Form 8-K/A, which was filed with the SEC on February 7, 2012.

(3)	This Exhibit is incorporated by reference to the appropriate exhibit to the Current Report on Form 8-K, which was filed with the SEC on June 7, 2013.

(4)	This Exhibit is incorporated by reference to the appropriate exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, which was filed with the SEC on August 13, 2013.

(5)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on December 24, 2013.

(6)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on March 20, 2014.

(7)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on April 9, 2014.

(8)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on December 24, 2014.

(9)	This Exhibit is incorporated by reference to the appropriate exhibit to the Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 31, 2015

(10)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on July 14, 2015.

(11)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on December 17, 2015.

(12)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on March 3, 2016.

(13)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 17, 2016.

(14)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Definitive Proxy Statement on Form 14A, which was filed with the SEC on August 15, 2016.

(15)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on September 23, 2016.

(16)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on form 8-K, which was filed with the SEC on March 1, 2017.

(17)	This Exhibit is incorporated by reference to the Current Report on Form 8-K, which was filed with the SEC on January 26, 2017.

(18)	This exhibit is incorporated by reference to the Registration Statement on Form S-3 (N. 333-216009), which was filed with the SEC on February 3, 2017.

(19)	This Exhibit is incorporated by reference to the Current Report on Form 8-K, which was filed with the SEC on May 1, 2017.

(20)	This Exhibit is incorporated by reference to the Current Report on Form 8-K, which was filed with the SEC on October 24, 2017.

(21)	This Exhibit is incorporated by reference to the Current Report on Form 8-K, which was filed with the SEC on December 8, 2017.

(22)	Filed herewith.
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

Date: April 1, 2019	/s/ Robert W. D’Loren
Robert W. D’Loren, Chairman, President,
Chief Executive Officer and Director
(Principal Executive Officer)
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title
/s/ Robert W. D’Loren	Chief Executive Officer and Chairman	April 1, 2019
Robert W. D’Loren	(Principal Executive Officer)

/s/ James Haran	Chief Financial Officer	April 1, 2019
James Haran	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael R. Francis	Director	April 1, 2019
Michael R. Francis

/s/ Benjamin Malka	Director	April 1, 2019
Benjamin Malka

/s/ Mark Disanto	Director	April 1, 2019
Mark DiSanto

/s/ James Fielding	Director	April 1, 2019
James Fielding

/s/ Howard Liebman	Director	April 1, 2019
Howard Liebman

	Director	April 1, 2019
Deborah Weinswig