Form 10-Q
period 2019-03-31
XCel Brands, Inc.
filed 2019-05-15
CIK 1083220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
As of May 12, 2019, there were 18,916,394 shares of common stock, $.001 par value per share, of the issuer outstanding.

XCEL BRANDS, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

3

Xcel Brands, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
	(Unaudited)	(Note 1)
Assets
Current Assets:
Cash and cash equivalents	$6,802	$8,837
Accounts receivable, net	9,976	11,010
Inventory	1,417	1,988
Prepaid expenses and other current assets	1,749	2,040
Total current assets	19,944	23,875
Property and equipment, net	3,312	3,202
Operating lease right-of-use assets	8,354	—
Trademarks and other intangibles, net	119,004	108,989
Restricted cash	1,109	1,482
Other assets	594	511
Total non-current assets	132,373	114,184
Total Assets	$152,317	$138,059

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$3,888	$4,868
Accrued payroll	1,859	2,011
Deferred revenue	264	272
Current portion of accrued rent liability	—	690
Current portion of operating lease obligation	1,106	—
Current portion of long-term debt	4,250	5,325
Current portion of long-term debt, contingent obligations	2,850	2,950
Total current liabilities	14,217	16,116
Long-Term Liabilities:
Long-term portion of accrued rent liability	—	2,202
Long-term portion of operating lease obligation	9,861	—
Long-term debt, less current portion	18,387	11,300
Deferred tax liabilities, net	8,214	8,139
Other long-term liabilities	224	420
Total long-term liabilities	36,686	22,061
Total Liabilities	50,903	38,177

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized at March 31, 2019 and December 31, 2018, respectively, and 18,916,394 and 18,138,616 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	19	18
Paid-in capital	101,501	100,097
Accumulated deficit	(106)	(233)
Total Stockholders' Equity	101,414	99,882
Total Liabilities and Stockholders' Equity	$152,317	$138,059
See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2019	2018
Revenues
Net licensing revenue	$7,863	$8,481
Sales	2,438	285
Total revenue	10,301	8,766
Cost of goods sold (sales)	1,832	180
Net revenues	8,469	8,586

Operating costs and expenses
Salaries, benefits and employment taxes	4,145	4,425
Other design and marketing costs	758	738
Other selling, general and administrative expenses	1,590	1,293
Stock-based compensation	347	507
Depreciation and amortization	948	411
Total operating costs and expenses	7,788	7,374

Operating income	681	1,212

Interest and finance expense
Interest expense - term debt	264	248
Other interest and finance charges	26	38
Loss on extinguishment of debt	189	—
Total interest and finance expense	479	286

Income before income taxes	202	926

Income tax provision	75	426

Net income	$127	$500

Basic net income per share:	$0.01	$0.03

Diluted net income per share:	$0.01	$0.03

Basic weighted average common shares outstanding	18,562,073	18,333,912
Diluted weighted average common shares outstanding	18,562,763	18,716,802
See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries
Unaudited Condensed Consolidated Reconciliation of Stockholders' Equity
For the Three Months Ended March 31, 2019 and 2018
(in thousands, except share data)

	Common Stock
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2017	18,318,961	$18	$98,997	$(1,321)	$97,694

Compensation expense in connection with stock options	—	—	788	—	788

Shares issued to employees in connection with stock grants	91,826	—	—	—	—

Shares repurchased including vested restricted stock in exchange for withholding taxes	(43,638)	—	(90)	—	(90)

Net income	—	—	—	500	500

Balance as of March 31, 2018	18,367,149	$18	$99,695	$(821)	$98,892

Balance as of December 31, 2018	18,138,616	$18	$100,097	$(233)	$99,882

Issuance of common stock in connection with the acquisition of Halston Heritage	777,778	1	1,057	—	1,058

Compensation expense in connection with stock options	—	—	347	—	347

Net income	—	—	—	127	127

Balance as of March 31, 2019	18,916,394	$19	$101,501	$(106)	$101,414

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$127	$500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	948	411
Amortization of deferred finance costs	34	44
Stock-based compensation	347	507
Amortization of note discount	16	10
Loss on extinguishment of debt	189	—
Deferred income tax provision	75	426
Changes in operating assets and liabilities:
Accounts receivable	1,035	(800)
Inventory	571	—
Prepaid expenses and other assets	(492)	(59)
Accounts payable, accrued expenses and other current liabilities	(1,323)	557
Deferred revenue	(8)	8
Cash paid in excess of rent expense	(91)	—
Other liabilities	(196)	(35)
Net cash provided by operating activities	1,232	1,569

Cash flows from investing activities
Cash consideration for acquisition of Halston Heritage assets	(8,830)	—
Purchase of property and equipment	(282)	(1,043)
Net cash used in investing activities	(9,112)	(1,043)

Cash flows from financing activities
Shares repurchased including vested restricted stock in exchange for
withholding taxes	—	(90)
Payment of deferred finance costs	(286)	—
Proceeds from long-term debt	7,500	—
Payment of long-term debt	(1,742)	(1,725)
Net cash provided by (used in) financing activities	5,472	(1,815)

Net decrease in cash, cash equivalents, and restricted cash	(2,408)	(1,289)

Cash, cash equivalents, and restricted cash at beginning of period	10,319	11,694

Cash, cash equivalents, and restricted cash at end of period	$7,911	$10,405

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$6,802	$8,896
Restricted cash	1,109	1,509
Total cash, cash equivalents, and restricted cash	$7,911	$10,405

Supplemental disclosure of non-cash activities:
Operating lease right-of-use asset	$8,733	$—
Operating lease obligation	$11,437	$—
Accrued rent offset to operating lease right-of-use assets	$2,704	$—
Settlement of seller note through offset to receivable	$600	$—
Settlement of contingent obligation through offset to note receivable	$100	$—
Issuance of common stock in connection with Halston Heritage assets acquisition	$1,058	$—
Contingent obligation related to acquisition of Halston Heritage assets at fair value	$900	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$10	$8
Cash paid during the period for interest	$458	$276
See Notes to Unaudited Condensed Consolidated Financial Statements.

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

1.	Nature of Operations, Background, and Basis of Presentation
The accompanying condensed consolidated balance sheet as of December 31, 2018 (which has been derived from audited financial statements) and the unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the United States Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited consolidated financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations, financial position, and cash flows of Xcel Brands, Inc. and its subsidiaries (the “Company” or "Xcel"). The results of operations for the interim periods presented herein are not necessarily indicative of the results for the entire fiscal year or for any future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on April 1, 2019.
The Company is a media and consumer products company engaged in the design, production, marketing, wholesale, and direct-to-consumer sales of branded apparel, footwear, accessories, jewelry, home goods and other consumer products, and the acquisition of dynamic consumer lifestyle brands. The Company has developed a Fast-to-Market supply chain capability driven by its proprietary integrated technology platform. Currently, the Company's brand portfolio consists of the Isaac Mizrahi brands (the "Isaac Mizrahi Brand"), the Judith Ripka brands (the "Ripka Brand"), the Halston brands ("Halston Brand"), the C Wonder brands (the "C Wonder Brand") and the Highline Collective brand. In February 2019, the Company acquired the Halston and Halston Heritage trademarks and related intellectual property, and consolidated the ownership of the Halston trademarks and labels.
The Company's vision is intended to reimagine shopping, entertainment, and social media as one. To fulfill this vision, it plans to continue to grow the reach of its brand portfolio by leveraging its own internal design, production, integrated technology platforms, marketing expertise and relationships with its retail and direct-to-consumer customers, key licensees, manufacturers and retailers. The Company also continues to market its brands through its innovative ubiquitous-channel retail sales strategy which includes distribution through interactive television, e-commerce, and traditional brick-and-mortar retail channels.

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year. These reclassifications had no impact on net income, stockholders’ equity or cash flows as previously reported.
Inventory

Inventory is recorded at the lower of cost or net realizable value, with cost determined on a weighted average basis. The Company holds finished goods inventory for its e-commerce jewelry operations. Apparel and jewelry finished goods inventory is purchased to satisfy orders received from its wholesale operations. The Company periodically reviews the composition of its inventory in order to identify obsolete, slow-moving or otherwise non-saleable items. If non-saleable items are observed and there are no alternate uses for the inventory, the Company will record a write-down to net realizable value in the period that the decline in value is first recognized. Reserves for inventory shrinkage, representing the risk of physical loss of inventory, are estimated based on historical experience and are adjusted based upon physical inventory counts.

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

Recently Issued Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU adds, modifies and removes several disclosure requirements relative to the three levels of inputs used to measure fair value in accordance with Topic 820, “Fair Value Measurement.” This guidance is effective for public companies for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.
Recently Adopted Accounting Pronouncements
The Company adopted ASU 2016-02 effective January 1, 2019, by applying the new guidance under the additional and alternative transition method allowed by ASU 2018-11, “Leases (Topic 842): Targeted Improvements”. The standard had a material impact on the Company’s unaudited condensed consolidated balance sheet but did not have an impact on the Company’s unaudited condensed statement of operations. As of January 1, 2019, the adoption resulted in the recognition of operating lease right-of-use assets ("ROU") of approximately $8.7 million, lease liability of approximately $11.4 million, and a decrease of approximately $2.7 million in accrued rent.

The Company elected the available practical expedients under ASC 842-10-15-37 (thereby not separating lease components from non-lease components and instead accounting for all components as a single lease component) and ASC 842-10-65-1 (thereby, among other things, not reassessing lease classification), and implemented changes to its processes and methodologies related to leases to enable the preparation of financial information on adoption and to allow for the correct identification, classification and measurement of leases in accordance with the new guidance going forward.

The adoption of the standard related to leases had no impact on cash from or used in operating, financing, or investing activities in our unaudited condensed consolidated statements of cash flows.

The Company determines if an arrangement is a lease at inception. Operating leases are included in ROU assets, and operating lease liabilities (current and non-current) in the Company’s unaudited condensed consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of the remaining lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company may use the implicit rate when readily determinable. Operating lease ROU assets also include scheduled lease payments made and initial direct costs and excludes lease incentives and accrued rent. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

For real estate leases of office space, the Company accounts for the lease and non-lease components as a single lease component.

Variable lease payments that do not depend on an index or rate (such as real estate taxes and building insurance and lessee’s shares thereof), if any, are excluded from lease payments at lease commencement date for initial measurement. Subsequent to initial measurement, these variable payments are recognized when the event determining the amount of variable consideration to be paid occurs.

For leases with a term of 12 months or less, the Company does not recognize lease liabilities and ROU assets but recognizes the lease payments in net income on a straight-line basis over the lease terms.

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

2.	Trademarks and Other Intangibles
Trademarks and other intangibles, net consist of the following:

($ in thousands)	Weighted Average Amortization Period	March 31, 2019
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks (indefinite-lived)	n/a	$69,100	$—	$69,100
Trademarks (finite-lived)	15 years	15,463	3,777	11,686
Trademarks (finite-lived)	18 years	37,994	480	37,514
Other intellectual property	7 years	762	346	416
Copyrights and other intellectual property	10 years	190	95	95
Customer list	5 years	200	7	193
Total		$123,709	$4,705	$119,004

($ in thousands)	Weighted Average Amortization Period	December 31, 2018
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks (indefinite-lived)	n/a	$96,707	$—	$96,707
Trademarks (finite-lived)	15 years	15,463	3,521	11,942
Other intellectual property	7 years	561	321	240
Copyrights and other intellectual property	10 years	190	90	100
Total		$112,921	$3,932	$108,989
Amortization expense for intangible assets was approximately $0.77 million and $0.28 million for the three-month periods ended March 31, 2019 and 2018, respectively.
The trademarks related to the Isaac Mizrahi Brand and the Ripka Brand have been determined to have indefinite useful lives and, accordingly, no amortization has been recorded for these assets.
Effective January 1, 2019, and in consideration of the acquisition of the Halston and Halston Heritage trademarks in February 2019, the Company has determined that the Halston brand, inclusive of all of its trademarks, including H Halston, and H by Halston, have a finite life of 18 years, and are amortized on a straight-line basis accordingly. Prior to January 1, 2019, the H Halston and H by Halston assets were considered indefinite-lived assets.
3. Acquisition of Halston Heritage Trademarks

On February 11, 2019 (the "Closing date"), the Company and its wholly owned subsidiary, H Heritage Licensing, LLC, entered into an asset purchase agreement (the "Heritage Asset Purchase Agreement") with the H Company IP, LLC (the Seller) ("HIP"), and its parent House of Halston LLC ("HOH"), pursuant to which the Company acquired certain assets of HIP, including the "Halston", "Halston Heritage" and "Roy Frowick" trademarks, (collectively, the "Halston Heritage Trademarks") and other intellectual property rights relating thereto. Benjamin Malka, a director of the Company, is a 25% equity holder of HOH, and former Chief Executive Officer of HOH.

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

Pursuant to the Agreement, at closing, the Company delivered in escrow for HIP or its designees (collectively the “Sellers”) an aggregate of $8.4 million in cash and 777,778 shares of the Company’s common stock valued at $1.1 million (the “Xcel Shares”), subject to a voting agreement and a lock-up agreement relating to the Xcel Shares and a consent and waiver agreement each in form satisfactory to Xcel within three months from the date of the Agreement. Such agreements were executed and delivered to Xcel and the Xcel shares were issued and delivered to the Sellers. In addition to the closing consideration, HIP is eligible to earn up to an aggregate of $6.0 million (the “Earn-Out Value”) through December 31, 2022 based on Excess Net Royalties. “Excess Net Royalties” during any calendar year for 2019 through 2022 (each, a “Royalty Target Year”) is equal to (a) the positive amount, if any, of the Net Royalties as calculated for such Royalty Target Year, less the greater of (i) One Million Five Hundred Thousand Dollars ($1.5 million), or (ii) the maximum Net Royalties for any previous Royalty Target Year. “Applicable Percentage” means (a) 50% of the first $10.0 million of Excess Net Royalties during the Earn-Out Period, (b) 20% of aggregate Excess Net Royalties during the Earn-Out Period greater than $10.0 million and up to $15.0 million and (c) 0% of aggregate Excess Net Royalties during the Earn-Out Period in excess of $15.0 million. The Earn-Out Consideration shall be payable in common stock of Xcel Shares (the “Earn-Out Shares”) ; provided, however, that if the number of Earn-Out Shares, when combined with the number of Xcel Shares issued at the closing, will exceed 4.99% of the aggregate number of shares of XCel common stock outstanding as of the Closing Date (calculated in accordance with Nasdaq Rule 5635(a)) (the “Xcel Share Limit”), then Xcel may, in its sole and unfettered discretion, elect to (x) pay cash for the Earn-Out Value attributable to the Earn-Out Shares that would exceed the XCel Share Limit; (y) solicit stockholder approval for the issuance of Earn-Out Shares in excess of the Xcel Share Limit in accordance with Nasdaq Rule 5635(a)(2) and, if such stockholder approval is obtained, issue such Earn-Out Shares to HIP; or (z) solicit stockholder approval for the issuance of Shares in excess of the Xcel Share Limit in accordance with Nasdaq Rule 5635(a)(2) and, if such stockholder approval is obtained, pay the applicable Earn-Out Consideration with a combination of cash and Earn-Out Shares.

The Halston Heritage Trademark acquisition was accounted for as an asset purchase. The aggregate purchase price has been allocated to the following assets based on the fair value of the assets on the date of acquisition:

($ in thousands)
Allocated to:
Trademarks	$10,388
Halston archives	200
Customer lists	200
Total acquisition price	$10,788

The Halston Heritage Trademarks have been determined by management to have a finite useful life, and accordingly, amortization is recorded in the Company’s condensed consolidated statements of operations. The Halston Heritage Trademarks, archives and customer lists are amortized on a straight-line basis over its expected useful life of eighteen, seven and five years, respectively.

The following represents the aggregate purchase price of $10.8 million:

($ in thousands, except share amounts)
Cash	$8,350
Fair value of Common Stock issued (777,778 shares)	1,058
Total direct initial consideration	9,408
Direct transaction expenses	480
Contingent obligation	900
Total consideration	$10,788

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

As more fully described in Note 6, concurrent with the acquisition of the Halston Heritage Trademarks, the Company entered into an amended loan agreement with BHI (the “Second Amended and Restated Loan and Security Agreement” or the "Xcel Term Loan"). The Xcel Term Loan amended and restated the existing Bank Hapoalim B.M. ("BHI") term loan (the "Amended Loan Agreement" or the "Prior Term Loan"). Immediately prior to the Closing Date, the aggregate principal amount of the Prior Term Loan was $14.5 million. Pursuant to the Xcel Term Loan, the Lenders have extended to Xcel an additional term loan in the amount of $7.5 million, such that, as of the Closing Date, the aggregate outstanding balance of all the Xcel Term Loan was $22.0 million, which amount has been divided into two term loans: (1) a term loan in the amount of $7.3 million, Term Loan A and (2) a term loan in the amount of $14.7 million, Term Loan B. The proceeds of the additional term loan extended on the Closing Date were used to finance a portion of the Halston Heritage Trademark acquisition described above.

4.	Significant Contracts
QVC Agreements
Under the Company’s agreements with QVC, QVC is required to pay the Company fees based primarily on a percentage of its net sales of Isaac Mizrahi, Ripka, and H Halston branded merchandise. QVC royalty revenue represents a significant portion of the Company’s total revenues. Net revenues from QVC totaled $6.86 million and $6.79 million for the current and prior year quarter, respectively, representing approximately 82% and 79% of the Company’s net revenues for the current and prior year quarter, respectively. As of March 31, 2019, and December 31, 2018, the Company had receivables from QVC of $6.92 million and $5.68 million, respectively, representing approximately 69% and 52% of the Company’s total receivables, respectively.

5. Leases
The Company has operating leases for its current office, former office, and certain equipment with a term of 12 months or less. The Company's office leases have remaining lease terms of 2 years to 9 years. The Company does not recognize lease liabilities and ROU assets for lease terms of 12 months or less, but recognizes the lease payments in net income on a straight-line basis over the lease terms. The Company determines if an arrangement is a lease at inception. Operating leases are recorded in operating lease ROU assets, current portion of operating lease liabilities, and long-term operating lease liabilities on its condensed consolidated balance sheets.
Operating lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
For the current and prior year quarter, lease expense included in selling, general and administrative expenses on the Company's unaudited condensed consolidated statements of operations was $0.4 million.
As of March 31, 2019, the weighted-average remaining operating lease term was 8.1 years and the weighted-average discount rate for operating leases was 4.9%.
Cash paid for amounts included in the measurement of operating lease liabilities in the current quarter ended March 31, 2019 was $0.6 million.
As of March 31, 2019, the maturities of lease liabilities were as follows:

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

($ in thousands)	Operating Leases
Remainder of 2019	$1,305
2020	1,737
2021	1,874
2022	1,615
2023	1,551
After 2023	5,951
Total lease payments	14,033
Less: Discount	3,066
Present value of lease liabilities	10,967
Current portion of lease liabilities	1,106
Non-current portion of lease liabilities	$9,861

6.	Debt and Contingent Obligations
The Company’s net carrying amount of debt was comprised of the following:

($ in thousands)	March 31, 2019	December 31, 2018
Xcel Term Loan	$22,000	$15,500
Unamortized deferred finance costs related to term loan	(263)	(200)
IM Seller Note	—	742
Ripka Seller Note	—	583
Contingent obligation - Halston Heritage seller	900	—
Contingent obligation - JR Seller	—	100
Contingent obligation - CW Seller	2,850	2,850
Total	25,487	19,575
Current portion of long-term debt (i), (ii)	7,100	8,275
Long-term debt	$18,387	$11,300

(i)	The current portion of long-term debt as of March 31, 2019 consists of (a) $4.25 million related to the Xcel Term Loan and (b) $2.85 million related to Contingent Obligations.

(ii)
The current portion of long-term debt presented on the Condensed Consolidated Balance Sheet at December 31, 2018 includes (a) $4.0 million related to the Prior Term Loan, (b) $0.74 million related to the IM Seller Note, (c) $2.95 million related to Contingent Obligations, and (d) $0.58 million related to the Ripka Seller Note.

Xcel Term Loan
On February 11, 2019, the Company entered into an amended loan agreement with BHI refinancing the Prior Term Loan with the Xcel Term Loan. Immediately prior to February 11, 2019, the aggregate principal amount of the Prior Term Loan was $14.5 million. Pursuant to the Xcel Term Loan, the Lenders have extended to Xcel additional term loan proceeds in the amount of $7.5 million, such that, as of the February 11, 2019, the aggregate outstanding balance of all the term loans extended by BHI to Xcel under the Xcel Term Loan was $22.0 million, which amount has been divided under the Xcel Term Loan into two term loans: (1) a term loan in the amount of $7.3 million (“Term Loan A”) and (2) a term loan in the amount of $14.7 million (“Term Loan B” and, together with Term Loan A, the “Term Loans”). The proceeds of the additional term loan were used to finance the Halston Heritage Brands acquisition described above.

The terms and conditions of the Xcel Term Loan resulted in significant debt service payment requirements, compared with the prior term debt with BHI, which included an increase of $7.5 million in the principal balance, and related changes to the timing and amount of principal payments, as well as changes in the interest rate.  Management assessed and determined that this amendment

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

resulted in a loss on extinguishment of debt and recognized a loss of $0.2 million consisting of unamortized deferred finance costs. Upon entering into Xcel Term Loan, Xcel paid an upfront fee in the amount of $0.09 million to BHI.

The Xcel Term Loan also allows that BHI, and any other lender party to the Xcel Term Loan (collectively, the “Lenders”) can provide to Xcel a revolving loan facility and a letter of credit facility, the terms of each of which shall be agreed to by Xcel and the Lenders. Amounts advanced under the revolving loan facility (the “Revolving Loans”) will be used for the purpose of consummating acquisitions by Xcel or its subsidiaries that are or become parties to the Xcel Term Loan. Xcel will have the right to convert Revolving Loans to incremental term loans (the “Incremental Term Loans”) in minimum amounts of $5.0 million. The Company has not drawn down any funds under either the revolving loan facility or letter of credit facility.

The Term Loans mature on December 31, 2023; Incremental Term Loans shall mature on the date set forth in the applicable term note; and Revolving Loans and the letter of credit facility shall mature on such date as agreed upon by Xcel and the Lenders. Any letter of credit issued under Xcel Term Loan shall terminate no later than one year following the date of issuance thereof.
Principal on the Term Loan A is payable in quarterly installments on each of March 31, June 30, September 30 and December 31 as follows:

($ in thousands)
Period	Amount
June 30, 2019– September 30, 2020	$1,000

December 31, 2020	$1,250

Principal on the Term Loan B is payable in quarterly installments on each of March 31, June 30, September 30 and December 31 as follows:

($ in thousands)
Period	Amount
March 31, 2020– September 30, 2020	$250

March 31, 2021 -December 31, 2022	$1,125

March 31, 2023 – December 31, 2023	$1,250

Xcel has the right to prepay the Term Loans, Incremental Term Loans, Revolving Loans and obligations with respect to letters of credit and accrued and unpaid interest therein and to terminate the Lenders’ obligations to make Revolving Loans and issue letters of credit; provided that any prepayment of less than all of the outstanding balances of Term Loans and Incremental Term Loans shall be applied to the remaining amounts due in inverse order of maturity.
If any Term Loan or any Incremental Term Loan is prepaid on or prior to the third anniversary of the Closing Date (including as a result of an event of default), Xcel shall pay an early termination fee as follows: an amount equal to the principal amount of the Term Loan or Incremental Term Loan, as applicable, being prepaid, multiplied by: (i) two percent (2.00%) if any of Term Loan B or any Incremental Term Loan is prepaid on or before the second anniversary of the later of the Closing Date or the date such Incremental Term Loan was made, as applicable; (ii) one percent (1.00%) if any of Term Loan A is prepaid on or before the second anniversary of the Closing Date; (iii) one percent (1.00%) if any of Term Loan B or any Incremental Term Loan is prepaid after the second anniversary of the later of the Closing Date or such Incremental Term Loan was made, as applicable, but on or before the third anniversary of such date; (iv) one half of one percent (0.50%) if any of Term Loan A is prepaid after the second anniversary of the Closing Date, but on or before the third anniversary of such date; or (v) zero percent (0.00%), if any Term Loan or any Incremental Term Loan is prepaid after the third anniversary of the later of the Closing Date or the date such Incremental Term Loan was made, as applicable.

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

Xcel is required to repay a portion of the Xcel Term Loan in amount equal to 10% of the excess cash flow for the fiscal year; provided that no early termination fee shall be payable with respect to any such payment. Excess cash flow means, for any period, cash flow from operations (before certain permitted distributions) less (i) capital expenditures not made through the incurrence of indebtedness, (ii) all cash principal paid or payable during such period and (iii) all dividends declared and paid (or which could have been declared and paid) during such period to equity holders of any credit party treated as a disregarded entity for tax purposes.
 Xcel’s obligations under the Xcel Term Loan are guaranteed by and secured by all of the assets of Xcel and its wholly-owned subsidiaries, as well as any subsidiary formed or acquired that becomes a credit party to the Xcel Term Loan agreement (the “Guarantors”) and, subject to certain limitations contained in Xcel Term Loan, equity interests of the Guarantors.
 Xcel also granted the Lenders a right of first offer to finance any acquisition for which the consideration therefore will be paid other than by cash of Xcel or by the issuance of equity interest of Xcel.
Interest on the Term Loan A accrues at a fixed rate of 5.1% per annum and is payable on each day on which the scheduled principal payments on the Term Loan A are required to be made. Interest on the Term Loan B accrues at a fixed rate of 6.25% per annum and is payable on each day on which the scheduled principal payments on the Term Loan B are required to be made. Interest on the Revolving Loans will accrue at either the Base Rate or LIBOR, as elected by Xcel, plus a margin to be agreed to by Xcel and the Lenders and will be payable on the first day of each month. Base Rate is defined in the Xcel Term Loan agreement as the greater of (a) BHI’s stated prime rate or (b) 2.00% per annum plus the overnight federal funds' rate published by the Federal Reserve Bank of New York. Interest on the Incremental Term Loans will accrue at rates to be agreed to by Xcel and the Lenders and will be payable on each day on which the scheduled principal payments under the applicable note are required to be made.
The Xcel Term Loan contains customary covenants, including reporting requirements, trademark preservation and the following financial covenants of Xcel (on a consolidated basis with Xcel’s and the Guarantors under the Second Amended and Restated Loan and Security Agreement):

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
The Company was in compliance with all applicable covenants as of March 31, 2019.
For the current and prior year quarter, the Company incurred aggregate interest expense on its Prior Term Debt and Xcel Term Loan of approximately $260,167 and $236,000, respectively.
IM Seller Note

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

On September 19, 2016, the Company’s note payable to the sellers of the Isaac Mizrahi business (the “IM Seller Note") was further amended and restated to (1) revise the maturity date to March 31, 2019, (2) require six semi-annual principal and interest installment payments of $750,000, commencing on March 31, 2017 and ending on March 31, 2019, (3) revise the stated interest rate to 2.236% per annum, (4) allow for optional prepayments at any time at the Company’s discretion without premium or penalty, and (5) require that all payments of principal and interest be made in cash. Management assessed and determined that this amendment represented a debt modification and, accordingly, no gain or loss was recorded.
On March 31, 2019, the Company paid the final installment of $750,000 under the IM Seller Note.
For the current and prior year quarter, the Company incurred interest expense of approximately $8,000 and $12,000, respectively, under the IM Seller Note.

Ripka Seller Note

As of December 31, 2018, the Company had a note payable of approximately $0.58 million relating to the acquisition of the Judith Ripka assets (the "Ripka Seller Note"). Separately, the Company held a promissory note receivable due from the sellers of the Judith Ripka assets (the "Ripka Sellers") with a maturity date of March 31, 2019. On March 31, 2019, the Company agreed to net its note receivable due from the Ripka Seller Note of approximately $0.9 million against the Ripka Seller note of $0.6 million and the remaining Ripka Earn-out of $0.1 million (see below). As of March 31, 2019, the balance of the Ripka Seller Note was $0.

For the current and prior year quarter, the Company incurred interest expense of approximately $10,000 in each period, under the Ripka Seller Note, which consisted solely of amortization of the discount on the Ripka Seller Note.

Contingent Obligation - JR Seller (Ripka Earn-Out)

The Ripka earn-out is contingent upon the Ripka Brand achieving at least $6,000,000 of net royalty income from QVC during each of the 12-month periods ending on March 31, 2018 and 2019, and is payable in equal cash payments on each of May 15, 2018 and 2019. As of March 31, 2019, and December 31, 2018, the Ripka Earn-Out was $0.1 million and $0.2 million, respectively. The Ripka Brand achieved the above-indicated threshold of net royalty income from QVC during the 12-month period ended March 31, 2018, and on May 15, 2018, the Company settled the $100,000 earnout due by reducing the principal amount owed by Judith Ripka to the Company under a promissory note. On March 31, 2019, the Company satisfied the remaining Ripka Earn-Out balance of $0.1 million by off-setting the amount against the promissory note receivable. As of March 31, 2019, the balance of the Ripka Earn-Out was $0.

Contingent Obligations - CW Seller (C Wonder Earn-Out)

In connection with the purchase of the C Wonder Brand, the Company agreed to pay the seller additional consideration (the “C Wonder Earn-Out”), which would be payable, if at all, in cash or shares of common stock of the Company, at the Company’s sole discretion, after June 30, 2019, with a value based on the royalties related directly to the assets the Company acquired pursuant to the purchase agreement. The value of the earn-out shall be calculated as the positive amount, if any, of (i) two times (A) the maximum net royalties as calculated for any single 12-month period commencing on July 1 and ending on June 30 between the closing date and June 30, 2019 (each, a “Royalty Target Year”) less (B) $4,000,000, plus (ii) two times the maximum royalty determined based on a percentage of retail and wholesale sales of C Wonder branded products by the Company as calculated for any single Royalty Target Year. The C Wonder Earn-Out of $2.85 million is recorded in the current portion of long-term debt in the accompanying condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018.
Contingent Obligations - Halston Heritage Seller (Heritage Earn-out)
In connection with the February 11, 2019 purchase of the Halston Heritage Trademarks from HIP, the Company agreed to pay HIP additional consideration (the “Halston Heritage Earn-Out”) (see Note 3). The Halston Heritage Earn-Out of $0.9 million is recorded as long-term debt at March 31, 2019 in the accompanying condensed consolidated balance sheets based on the difference between the fair value of the acquired assets of the Halston Heritage Trademarks and the total consideration paid. In accordance with ASC

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

Topic 480, the Halston Heritage Earn-Out obligation is treated as a liability in the accompanying condensed consolidated balance sheets because of the variable number of shares payable under the agreement.

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
The Company accounts for non-employee awards in accordance with ASU 2018-07, “Compensation - Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting”.
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
On January 1, 2019, the Company granted options to purchase 250,000 shares of common stock to a certain key employee. The exercise price is $3.00 per share, and the vesting of such options is dependent upon the Company achieving certain 12-month sales targets through December 31, 2021.

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

On February 27, 2019, the Company granted options to purchase 2,578,947 shares of common stock to Robert D’Loren, the Company’s Chief Executive Officer. The exercise price is $1.70 per share, and the vesting of such options is dependent upon the Company’s common stock achieving certain stock trading prices for a minimum of ten (10) trading days (the "Target Prices"). The vesting of 736,842 shares occur if the Target Prices are equal to or greater than $3.00 per share; 626,316 shares vest if the Target Price is equal to or greater than $5.00 per share; 515,789 shares vest if the Target Price is equal to or greater than $7.00 per share; 405,263 shares vest if the Target Price is equal to or greater than $9.00 per share; and 294,737 shares vest if the Target Price is equal to or greater than $11.00 per share. The options are exercisable until February 27, 2029.
On February 27, 2019, the Company granted options to purchase 552,632 shares of common stock to James Haran, the Company’s Chief Financial Officer. The exercise price is $1.70 per share, and the vesting of such options is dependent upon the Company’s common stock achieving certain stock trading prices for a minimum of ten (10) trading days (the "Target Prices"). The vesting of 157,895 shares occur if the Target Prices are equal to or greater than $3.00 per share; 134,211 shares vest if the Target Price is equal to or greater than $5.00 per share; 110,526 shares vest if the Target Price is equal to or greater than $7.00 per share; 86,842 shares vest if the Target Price is equal to or greater than $9.00 per share; and 63,158 shares vest if the Target Price is equal to or greater than $11.00 per share. The options are exercisable until February 27, 2029.
On February 27, 2019, the Company granted options to purchase 368,421 shares of common stock to Seth Burroughs, an officer of the Company. The exercise price is $1.70 per share, and the vesting of such options is dependent upon the Company’s common stock achieving certain stock trading prices for a minimum of ten (10) trading days (the "Target Prices"). The vesting of 105,263 shares occur if the Target Prices are equal to or greater than $3.00 per share; 89,474 shares vest if the Target Price is equal to or greater than $5.00 per share; 73,684 shares vest if the Target Price is equal to or greater than $7.00 per share; 57,895 shares vest if the Target Price is equal to or greater than $9.00; and 42,105 shares vest if the Target Price is equal to or greater than $11.00 per share. The options are exercisable until February 27, 2029.
On March 13, 2019, the Company granted an aggregate of 154,000 shares to various key employees. The exercise price of the options is $1.73 per share, and all options vested immediately on the date of grant.
On March 15, 2019, the Company granted options to purchase an aggregate of 50,000 shares of common stock to a certain key employee. The exercise price of the options is $5.50 per share, and all options vested immediately on the date of grant.
A summary of the Company’s stock options activity for the current three months is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	3,257,875	$5.44	3.19	$—
Granted	3,954,000	1.85
Canceled	—	—
Exercised	—	—
Expired/Forfeited	(64,165)	4.47
Outstanding at March 31, 2019, and expected to vest	7,147,710	$3.46	8.36	$—
Exercisable at March 31, 2019	2,672,710	$5.32	2.49	$—
Compensation expense related to stock options for the current quarter and the prior year quarter was approximately $243,000 and $280,000, respectively. Total unrecognized compensation expense related to unvested stock options at March 31, 2019 amounts to approximately $467,000 and is expected to be recognized over a weighted average period of 2.36 years.

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

The following table summarizes the Company’s stock option activity for non-vested options for the current three months:

	Number of Options	Weighted Average Grant Date Fair Value
Balance at January 1, 2019	1,481,079	$1.23
Granted	3,954,000	0.01
Vested	(907,414)	1.09
Forfeited or Canceled	(52,665)	1.13
Balance at March 31, 2019	4,475,000	$0.18
Warrants
Warrants granted under the Plan expire at various times - either five, seven, or ten years from the date of grant, depending on the particular grant.
A summary of the Company’s warrants activity for the current three months is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding and exercisable at January 1, 2019	1,214,815	$9.32	1.66	$—
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding and exercisable at March 31, 2019	1,214,815	$9.32	1.41	$—
No compensation expense was recognized in the current three months related to warrants.
Stock Awards
On March 14, 2018, the Company issued an aggregate of 90,209 shares of stock to certain non-executive employees, which vested immediately.
On February 27, 2019, the Company entered into a two-year employment agreement with a key employee which includes a performance stock bonus of up to $90,000 for each of the years ended December 31, 2019 and 2020. The performance stock bonus is earned upon the Company achieving certain sales targets.

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

A summary of the Company’s restricted stock activity for the current three months is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	1,460,210	$4.82
Granted	—	—
Canceled	—	—
Vested	(41,000)	6.54
Expired/Forfeited	—	—
Outstanding at March 31, 2019	1,419,210	$4.77
Compensation expense related to restricted stock grants for the current and prior year quarter was approximately $104,000 and $201,000, respectively. Compensation expense related to restricted stock grants for the current and prior year three months, was approximately $104,000 and $201,000, respectively. Total unrecognized compensation expense related to unvested restricted stock grants at March 31, 2019 amounts to approximately $150,000 and is expected to be recognized over a weighted average period of 1 year.
Shares Available Under the Company’s 2011 Equity Incentive Plan
At March 31, 2019, there were 1,924,114 shares of common stock available for issuance under the Plan.
Shares Reserved for Issuance
At March 31, 2019, there were 10,286,639 shares of common stock reserved for issuance pursuant to unexercised warrants and stock options, or available for issuance under the Plan.
Dividends
The Company has not paid any dividends to date.

8.	Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period, including stock options and warrants, using the treasury stock method. Diluted EPS excludes all potentially dilutive shares of common stock if their effect is anti-dilutive.

	Three Months Ended March 31,
	2019	2018
Basic	18,562,073	18,333,912
Effect of exercise of warrants	690	364,130
Effect of exercise of stock options	—	18,760
Diluted	18,562,763	18,716,802

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

The computation of diluted EPS excludes the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2019	2018
Stock options and warrants	4,862,525	4,849,834

9.	Income Tax

The effective income tax rate for the current quarter and the prior year quarter was approximately 37% and 46%, respectively, resulting in an income tax provision of $0.08 million and $0.43 million, respectively.

In the current quarter the federal statutory rate differs from the effective tax rate primarily due to state taxes and recurring permanent differences, which increased the effective tax rate by approximately 10.00% and 7.00%, respectively.

In the prior year quarter, the effective tax rate was primarily attributable to the tax impact from the vesting of restricted shares of common stock, which was treated as a discrete item for tax purposes. This item increased the effective rate by 6% for the prior year quarter. The effective tax rate was also attributable to recurring permanent differences. Based on the amount of income before income taxes compared to the recurring permanent differences, the effective rate increased by 11% for the prior year quarter.

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

10.	Related Party Transactions
Benjamin Malka
Concurrent with the acquisition of the H Halston Brand on December 22, 2014, the Company and The H Company IP, LLC (“HIP”) entered into a license agreement (the “HIP License Agreement”), which was subsequently amended September 1, 2015. Benjamin Malka, a director of the Company, is a 25% equity holder of HIP’s parent company, House of Halston LLC (“HOH”), and is the former Chief Executive Officer of HOH.
Through October 26, 2018, the Company was negotiating proposed new arrangements and operated under those terms as an at-will license as set forth below:

•
The HIP Trademark Usage and Royalty Participation Agreement, had an initial term that expired on December 31, 2020 unless sooner terminated or renewed, and we shall pay to HIP: (i) 50% of the excess H Halston Royalty paid to us under the DRT Licenses and any other third party licenses that we may enter into; (ii)25% of the excess developed brand royalty paid to us for the Highline Collective Brand under the DRT Licenses, and 20% of the excess developed brand royalty paid to us for any subsequent developed brand under the DRT Licenses, and (iii) 10% of the excess private label brand royalty paid to us under the DRT Licenses and during the first term only of the DRT Licenses. Additionally, we have the right, but not the obligation, at any time after January 31, 2023, to terminate the obligations under points (ii) and (iii) above by paying to HIP an amount equal to four times the sum of the developed brand credits and private label credits for the contract year ending on January 31, 2023 (the "Buy Out Payment''). The Buy-Out Payment was payable by us and at our sole discretion either (a) in cash, or (b) in a number of common shares of Xcel calculated based on the amount of

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

the Buy-Out Payment divided by the average closing price for common shares of Xcel on a national exchange for the preceding five trading days, subject to a minimum price for common shares of Xcel of $7.00 per common share.

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

Effective October 26, 2018, the Company and HOH terminated the HIP License Agreement including all amendments, and the HIP Sublicense Agreement. In addition, the at-will license was terminated and no longer in effect as of October 26, 2018.
Under the at-will- license, the Company recorded approximately $0 and $0.60 million of revenue from HOC for the current quarter and the prior year quarter, respectively. The Company had a receivable balance of $0 and $1.5 million due from HOC as of March 31, 2019 and December 31, 2018, respectively.

On February 11, 2019 (the Closing date"), the Company and its wholly owned subsidiary, H Heritage Licensing, LLC, completed the acquisition of the Halston Heritage Trademarks. See Note 3, "Acquisition of Halston Heritage Trademarks".

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements that are not historical facts contained in this report are forward-looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks are detailed in the Risk Section of our Form 10-K for the fiscal year ended December 31, 2018. The words “believe,” “anticipate,” “expect,” “continue,” “estimate,” “appear,” “suggest,” “goal,” “potential,” “predicts,” “seek,” “will,” “confident,” “project,” “provide,” “plan,” “likely,” “future,” “ongoing,” “intend,” “may,” “should,” “would,” “could,” “guidance,” and similar expressions identify forward-looking statements.
Overview
Xcel Brands, Inc. (“Xcel,” the “Company,” “we,” “us,” or “our”) is a media and consumer products company engaged in the design, production, marketing, and direct-to-consumer sales of branded apparel, footwear, accessories, jewelry, home goods and other consumer products, and the acquisition of dynamic consumer lifestyle brands. We have developed a Fast-to-Market supply chain capability driven by our proprietary integrated technology platform. Currently, our brand portfolio consists of the Isaac Mizrahi Brand, the Judith Ripka Brand, the Halston Brands, the C Wonder Brand, and the Highline Collective brand.
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
We continue to expand our Judith Ripka Fine Jewelry e-commerce and wholesale businesses. We leveraged our Fast-to-Market supply chain capability, which includes the launch of our apparel wholesale business in November 2018.
Our objective is to build a diversified portfolio of lifestyle consumer brands through organic growth and the strategic acquisition of new brands. To grow our brands, we are focused on following primary strategies:

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

We believe our Fast-to-Market production platform provides significant competitive advantages compared with traditional wholesale apparel companies that design, manufacture, and distribute products. We focus on our core competencies of design, integrated technologies, Fast-to-Market production, marketing, and brand development. We believe that we offer a 360-degree solution to our retail partners that addresses many of the challenges facing the retail industry today. We believe our platform is highly scalable. Additionally, we believe we can quickly integrate additional brands into our platform in order to leverage our design, production, marketing capabilities, and distribution network.
Summary of Operating Results
Three Months Ended March 31, 2019 (the “current quarter”) compared with the three months ended March 31, 2018 (the “prior year quarter”)
Total Revenues
Current quarter total revenue increased approximately $1.5 million to $10.3 million from $8.8 million for the prior year quarter. Our jewelry wholesale and e-commerce sales and apparel wholesale sales contributed approximately $2.4 million to the increase in total revenue in the current quarter, as compared to $0.3 million in the prior year quarter. The increase in sales was primarily attributable to the launch of our apparel wholesale business in November 2018 and the growth in our Judith Ripka Fine Jewelry e-commerce business.

Net licensing revenue decreased by approximately $(0.6) million in the current quarter to $7.9 million from $8.5 million in the prior year quarter as design and service fees revenue decreased as a result of the transition of our department store business from a license model to a wholesale business. Current quarter net revenue decreased approximately $(0.1) million to $8.5 million from $8.6 million for the prior year quarter.

Cost of Goods Sold
Current quarter cost of goods sold was $1.8 million, compared to $0.2 million for the prior year quarter due to higher volume of wholesale sales in the current quarter.
Operating Costs and Expenses
Operating costs and expenses increased approximately $0.41 million to $7.8 million for the current quarter from approximately $7.4 million in the prior year quarter. This increase was primarily attributable to an increase in amortization expense of our intangible assets of approximately $0.50 million, attributable to the change in the previously owned Halston trademarks from an indefinite lived-asset to a finite lived-asset, and the acquisition of the Halston and Halston Heritage trademarks, also determined to be finite-lived assets.
Interest and Finance Expense
Interest and finance expense for the current quarter was $0.48 million and the prior year quarter was approximately $0.29 million. In the current quarter, and in connection with the February 11, 2019 term loan amendment, a loss on extinguishment of debt was recognized of $0.2 million consisting of unamortized deferred finance costs and interest on term debt of approximately $0.3 million. Interest and finance expense for the prior year quarter was due to term debt of $0.25 million and $0.04 million of other finance charges.

Income Tax Provision
The effective income tax rate for the current quarter and the prior year quarter was approximately 37% and 46%, respectively, resulting in an income tax provision of $0.08 million and $0.43 million, respectively.
In the current quarter, the federal statutory rate differs from the effective tax rate primarily due to state taxes and recurring permanent differences, which increased the effective tax rate by approximately 10.00% and 7.00%, respectively.
In the prior year quarter, the effective tax rate was primarily attributable to the tax impact from the vesting of restricted shares of common stock, which was treated as a discrete item for tax purposes. This item increased the effective rate by 6% for prior year quarter. The effective tax rate was also attributable to recurring permanent differences. Based on the amount of income before income taxes compared to the recurring permanent differences, the effective rate increased by 11% for the prior year quarter.
Net Income
We had net income of $0.13 million for the current quarter, compared to net income of $0.50 million for the prior year quarter.
Non-GAAP Net Income, Non-GAAP Diluted EPS, and Adjusted EBITDA

We had non-GAAP net income of approximately $1.5 million, or $0.08 per diluted share (“non-GAAP diluted EPS”), for the current quarter and $1.7 million, or $0.09 per diluted share, for the prior year quarter. Non-GAAP net income is a non-GAAP unaudited term, which we define as net income, exclusive of amortization of trademarks, stock-based compensation, non-cash interest and finance expense from discounted debt related to acquired assets, loss on extinguishment of debt, and deferred tax provision. Non-GAAP net income and non-GAAP diluted EPS measures do not include the tax effect of the aforementioned adjusting items, due to the nature of these items and the Company’s tax strategy. Prior to 2019, the Company did not adjust non-GAAP net income and non-GAAP EPS for amortization of trademarks.
We had Adjusted EBITDA of $2.0 million for the current quarter, compared with Adjusted EBITDA of $2.2 million for the prior year quarter. Adjusted EBITDA is a non-GAAP unaudited measure, which we define as net income before stock-based compensation, interest and finance expense, loss on extinguishment of debt, income taxes, other state and local franchise taxes, and depreciation and amortization.
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
The following table is a reconciliation of net income (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net income:

($ in thousands)	Three Months Ended March 31,
	2019	2018
Net income	$127	$500
Amortization of trademarks	737	257
Non-cash interest and finance expense	16	10
Stock-based compensation	347	507
Loss on extinguishment of debt	189	—
Deferred income tax provision	75	426
Non-GAAP net income	$1,491	$1,700

The following table is a reconciliation of diluted earnings per share (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted EPS:

	Three Months Ended March 31,
	2019	2018
Diluted earnings per share	$0.01	$0.03
Amortization of trademarks	0.04	0.01
Non-cash interest and finance expense	—	—
Stock-based compensation	0.02	0.02
Loss on extinguishment of debt	0.01	—
Deferred income tax provision	—	0.03
Non-GAAP diluted EPS	$0.08	$0.09
Non-GAAP weighted average diluted shares	18,562,763	18,716,802
The following table is a reconciliation of net income (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

($ in thousands)	Three Months Ended March 31,
	2019	2018
Net income	$127	$500
Depreciation and amortization	948	411
Interest and finance expense	290	286
Income tax provision	75	426
State and local franchise taxes	38	33
Stock-based compensation	347	507
Loss on extinguishment of debt	189	—
Adjusted EBITDA	$2,014	$2,163

Liquidity and Capital Resources
Liquidity

Our principal capital requirements have been to fund working capital needs, acquire new brands, and to a lesser extent, capital expenditures. At March 31, 2019 and December 31, 2018, our cash and cash equivalents were $6.8 million and $8.8 million, respectively.

Restricted cash at March 31, 2019 consists of $1.11 million of cash deposited with Bank Hapoalim B.M. (“BHI”) as collateral for an irrevocable standby letter of credit associated with the lease of our current corporate office and operating facilities. Restricted cash at December 31, 2018 consisted of (i) $1.11 million of cash deposited with Bank Hapoalim B.M. (“BHI”) as collateral for an irrevocable standby letter of credit associated with the lease of our current corporate office and operating facilities at 1333 Broadway, New York City, and (ii) $0.40 million of cash held as a security deposit for the sublease of our former corporate offices at 475 Tenth Avenue, New York City by us to a third-party subtenant.
We expect that existing cash and operating cash flows will be adequate to meet our operating needs, debt service obligations (including debt service for our term debt), and capital expenditure needs, for at least the twelve months subsequent to the filing date of this Quarterly Report on Form 10-Q.
Our contingent obligations related to the C Wonder Brand and the Halston Heritage Brand (see Note 6, Debt in the Unaudited Condensed Consolidated Financial Statements) would be payable in stock or cash, at the Company’s discretion. Payment of this obligation in stock would not affect our liquidity.
Changes in Working Capital

Our working capital (current assets less current liabilities, excluding contingent obligations payable in common stock) was $8.6 million and $10.7 million as of March 31, 2019 and December 31, 2018, respectively. Commentary on the components of our cash flows for the current quarter as compared with the prior year quarter is set forth below. Working capital decreased by approximately $2.0 million in the first quarter primarily attributable to $1.6 million of cash used in the acquisition of the Halston and Halston Heritage trademarks and a reclassification of current portion of accrued rent to the current portion of operating lease liability of $0.5 million.
Operating Activities
Net cash provided by operating activities was approximately $1.23 million in the current three months, compared with net cash provided by operating activities of approximately $1.57 million in the prior year three months.
The current three months cash provided by operating activities was primarily attributable to the combination of net income of $0.13 million plus non-cash expenses of approximately $1.61 million and net change in operating assets and liabilities of approximately $(0.5) million. Non-cash net expenses primarily consisted of $0.1 million of deferred income tax provision, $0.3 million of stock-based compensation, $0.9 million of depreciation and amortization, and loss on extinguishment of debt of $0.19 million. The net change from operating assets and liabilities includes a decrease in accounts receivable of $1.0 million, a decrease in inventory of approximately $0.6 million, an increase in prepaid expenses and other assets of ($0.5) million, a decrease in accounts payable, accrued expenses and other current liabilities of $(1.3) million, and a decrease in other liabilities of $(0.20) million, all primarily due to timing of collections and payments, and cash paid in excess of rent expense of $(0.1) million.

The prior year three months cash provided by operating activities was primarily attributable to the combination of net income of $0.50 million plus non-cash expenses of approximately $1.40 million and net change in operating assets and liabilities of approximately $(0.33) million. Non-cash net expenses mainly consisted of $0.51 million of stock-based compensation, $0.43 million of deferred income tax provision, $0.41 million of depreciation and amortization, and non-cash interest and other finance costs of $0.05 million. The net change in operating assets and liabilities includes a net increase in accounts receivable of $0.80 million, an increase in prepaid expenses and other assets of $0.06 million, an increase in accounts payable, accrued expenses and other current liabilities of $0.56 million, all primarily due to timing of collections and payments, and a decrease in other liabilities of $0.03 million attributable to accrued rent.
Investing Activities
Net cash used in investing activities for the current three months was approximately $(9.1) million, compared with approximately $(1.0) million in the prior year quarter. Cash used in investing activities for the current quarter was related to cash consideration paid in connection with the acquisition of Halston Heritage Brands. Cash used in investing activities for in the prior year quarter was primarily attributable to capital expenditures.
Financing Activities
Net cash provided by (used in) financing activities for the current three months was approximately $5.5 million, and attributable to proceeds of long-term debt received of $7.5 million, payments made on long-term debt of $(1.0) million, payment of $(0.75) million for final payment of the IM Seller Note obligation, and payment of $(0.29) million of deferred finance costs.
Net cash used in financing activities for the prior year three months was approximately $1.82 million, primarily attributable to payments on our senior term debt obligation of $1.0 million, payment on our IM Seller Note obligation of approximately $0.73 million, and shares repurchased related to vested restricted stock in exchange for withholding taxes of $0.09 million.
Other Factors
We continue to seek to expand and diversify the types of products being produced under our brands. We plan to continue to diversify the distribution channels within which products are sold, in an effort to reduce dependence on any particular retailer, consumer, or market sector within each of our brands. The Mizrahi brand, Halston brand, and C Wonder brand have a core business in fashion apparel and accessories. The Ripka brand historically has been focused on fine jewelry, which we believe helps diversify our industry focus while at the same time complements, expands on, and grows our overall business relationship with QVC.
We continue to expand our Judith Ripka Fine Jewelry wholesale and e-commerce business and in November 2018, we transitioned our department store business to a wholesale model from a licensing model. Our strategy is to manage our working capital needs by utilizing back-to-back sales and purchase orders and minimizing inventory risk. This change should increase our total and net revenues as compared to the licensing model.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on April 1, 2019, for a discussion of our critical accounting policies. During the three months ended March 31, 2019, there were no material changes to these policies.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable to smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES
A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2019, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019 such that the information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
B. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

There have not been any significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition to the Risk Factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, set forth below are certain factors which could affect our financial condition and operating results. We operate in a highly competitive industry that involves numerous known and unknown risks and uncertainties that could impact our operations. The risks described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no sales of unregistered or registered securities during the three months ended March 31, 2019.

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

Date: May 15, 2019	By:	/s/ Robert W. D’Loren
Name: Robert W. D’Loren
Title: Chairman and Chief Executive Officer

	By:	/s/ James Haran
Name: James Haran
Title: Chief Financial Officer and Vice President