Form 10-Q
period 2019-06-30
XCel Brands, Inc.
filed 2019-08-12
CIK 1083220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
As of August 8, 2019, there were 18,976,394 shares of common stock, $.001 par value per share, of the issuer outstanding.

XCEL BRANDS, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

3

Xcel Brands, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
	(Unaudited)	(Note 1)
Assets
Current Assets:
Cash and cash equivalents	$6,271	$8,837
Accounts receivable, net	8,866	11,010
Inventory	875	1,988
Prepaid expenses and other current assets	1,374	2,040
Total current assets	17,386	23,875
Property and equipment, net	3,414	3,202
Operating lease right-of-use assets	9,913	—
Trademarks and other intangibles, net	118,176	108,989
Restricted cash	1,109	1,482
Other assets	769	511
Total non-current assets	133,381	114,184
Total Assets	$150,767	$138,059

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$2,651	$4,868
Accrued payroll	872	2,011
Deferred revenue	284	272
Current portion of accrued rent liability	—	690
Current portion of operating lease obligation	1,711	—
Current portion of long-term debt	4,500	5,325
Current portion of long-term debt, contingent obligations	—	2,950
Total current liabilities	10,018	16,116
Long-Term Liabilities:
Long-term portion of accrued rent liability	—	2,202
Long-term portion of operating lease obligation	10,662	—
Long-term debt, less current portion	17,180	11,300
Deferred tax liabilities, net	9,282	8,139
Other long-term liabilities	224	420
Total long-term liabilities	37,348	22,061
Total Liabilities	47,366	38,177

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized at June 30, 2019 and December 31, 2018, respectively, and 18,976,394 and 18,138,616 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	19	18
Paid-in capital	101,636	100,097
Retained earnings (accumulated deficit)	1,746	(233)
Total Stockholders' Equity	103,401	99,882
Total Liabilities and Stockholders' Equity	$150,767	$138,059
See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Net licensing revenue	$6,803	$8,141	$14,666	$16,622
Net sales	2,335	346	4,773	631
Net revenue	9,138	8,487	19,439	17,253
Cost of goods sold (sales)	1,767	229	3,599	409
Gross profit	7,371	8,258	15,840	16,844

Operating costs and expenses
Salaries, benefits and employment taxes	3,848	4,121	7,993	8,546
Other design and marketing costs	797	817	1,555	1,555
Other selling, general and administrative expenses	1,173	1,117	2,763	2,410
Stock-based compensation	135	461	482	968
Depreciation and amortization	1,000	456	1,948	867
Total operating costs and expenses	6,953	6,972	14,741	14,346

Other Income
Gain on reduction of contingent obligation	2,850	—	2,850	—
Total other income	2,850	—	2,850	—

Operating income	3,268	1,286	3,949	2,498

Interest and finance expense
Interest expense - term debt	326	234	590	482
Other interest and finance charges	22	32	48	70
Loss on extinguishment of debt	—	—	189	—
Total interest and finance expense	348	266	827	552

Income before income taxes	2,920	1,020	3,122	1,946

Income tax provision	1,068	1,133	1,143	1,559

Net income (loss)	$1,852	$(113)	$1,979	$387

Basic net income (loss) per share:	$0.10	$(0.01)	$0.11	$0.02

Diluted net income (loss) per share:	$0.10	$(0.01)	$0.11	$0.02

Basic weighted average common shares outstanding	18,976,394	18,314,775	18,770,378	18,324,130
Diluted weighted average common shares outstanding	18,977,051	18,314,775	18,771,053	18,700,911
See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders' Equity
For the Three and Six Months Ended June 30, 2019 and 2018
(in thousands, except share data)

	Common Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Balance as of December 31, 2017	18,318,961	$18	$98,997	$(1,321)	$97,694

Compensation expense in connection with stock options and restricted stock	—	—	507	—	507

Issuance of shares for accrued stock liability	91,826	—	281	—	281

Shares repurchased including vested restricted stock in exchange for withholding taxes	(43,638)	—	(90)	—	(90)

Net income	—	—	—	500	500

Balance as of March 31, 2018	18,367,149	18	99,695	(821)	98,892

Compensation expense in connection with stock options and restricted stock	—	—	461	—	461

Issuance of shares for accrued stock liability	13,594	—	64	—	64

Shares issued to employees in connection with restricted stock grants, net of forfeitures	67,052	—	—	—	—

Shares repurchased including vested restricted stock in exchange for withholding taxes	(181,593)	—	(612)	—	(612)

Net loss	—	—	—	(113)	(113)

Balance as of June 30, 2018	18,266,202	$18	$99,608	$(934)	$98,692

Balance as of December 31, 2018	18,138,616	$18	$100,097	$(233)	$99,882

Issuance of common stock in connection with the acquisition of Halston Heritage	777,778	1	1,057	—	1,058

Compensation expense in connection with stock options and restricted stock	—	—	347	—	347

Net income	—	—	—	127	127

Balance as of March 31, 2019	18,916,394	19	101,501	(106)	101,414

Compensation expense in connection with stock options and restricted stock	—	—	135	—	135

Shares issued to employees in connection with restricted stock grants	60,000	—	—	—	—

Net income	—	—	—	1,852	1,852

Balance as of June 30, 2019	18,976,394	$19	$101,636	$1,746	$103,401

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$1,979	$387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,948	867
Amortization of deferred finance costs	79	87
Stock-based compensation	482	968
Amortization of note discount	16	20
Allowance for doubtful accounts	(144)	—
Loss on extinguishment of debt	189	—
Deferred income tax provision	1,143	1,559
Gain on reduction of contingent obligation	(2,850)	—

Changes in operating assets and liabilities:
Accounts receivable	2,289	(1,544)
Inventory	1,113	(789)
Prepaid expenses and other assets	(293)	(48)
Accounts payable, accrued expenses and other current liabilities	(3,544)	529
Deferred revenue	12	6
Cash paid in excess of rent expense	(244)	—
Other liabilities	(196)	(80)
Net cash provided by operating activities	1,979	1,962

Cash flows from investing activities
Cash consideration for acquisition of Halston Heritage assets	(8,830)	—
Purchase of property and equipment	(557)	(1,077)
Net cash used in investing activities	(9,387)	(1,077)

Cash flows from financing activities
Shares repurchased including vested restricted stock in exchange for
withholding taxes	—	(702)
Payment of deferred finance costs	(289)	—
Proceeds from long-term debt	7,500	—
Payment of long-term debt	(2,742)	(2,725)
Net cash provided by (used in) financing activities	4,469	(3,427)

Net decrease in cash, cash equivalents, and restricted cash	(2,939)	(2,542)

Cash, cash equivalents, and restricted cash at beginning of period	10,319	11,694

Cash, cash equivalents, and restricted cash at end of period	$7,380	$9,152

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$6,271	$7,643
Restricted cash	1,109	1,509
Total cash, cash equivalents, and restricted cash	$7,380	$9,152

Supplemental disclosure of non-cash activities:
Operating lease right-of-use asset	$10,414	$—
Operating lease obligation	$13,215	$—
Accrued rent offset to operating lease right-of-use assets	$2,801	$—
Settlement of seller note through offset to receivable	$600	$—
Settlement of contingent obligation through offset to note receivable	$100	$100

Issuance of common stock in connection with Halston Heritage assets acquisition	$1,058	$—
Contingent obligation related to acquisition of Halston Heritage assets at fair value	$900	$—
Liability for equity-based bonuses	$—	$(345)

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$18	$182
Cash paid during the period for interest	$784	$512
See Notes to Unaudited Condensed Consolidated Financial Statements.

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2019
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
The Company is a media and consumer products company engaged in the design, production, marketing, wholesale, and direct-to-consumer sales of branded apparel, footwear, accessories, jewelry, home goods and other consumer products, and the acquisition of dynamic consumer lifestyle brands. Xcel was founded by Robert W. D'Loren in 2011 with a vision to reimagine shopping, entertainment, and social as one. The Company owns and manages the Isaac Mizrahi brands (the "Isaac Mizrahi Brand"), the Judith Ripka brands (the "Ripka Brand"), the Halston brands ("Halston Brand"), the C Wonder brands (the "C Wonder Brand"), and the Highline Collective brand, pioneering a ubiquitous sales strategy which includes the promotion and sales of products under its brands through interactive television, internet, brick-and-mortar retail, and e-commerce channels. Headquartered in New York City, Xcel is led by an executive team with significant production, merchandising, design, marketing, retailing and licensing experience, and a proven track record of success in elevating branded consumer product companies. With an experienced team of professionals focused on design, production, and digital marketing, Xcel maintains control of product quality and promotion across all of its product categories and distribution channels.
Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year. These reclassifications had no impact on net income, stockholders’ equity, or cash flows as previously reported.
Recently Adopted Accounting Pronouncements
The Company adopted ASU 2016-02 effective January 1, 2019, by applying the new guidance under the additional and alternative transition method allowed by ASU 2018-11, “Leases (Topic 842): Targeted Improvements”. The standard had a material impact on the Company’s unaudited condensed consolidated balance sheet but did not have an impact on the Company’s unaudited condensed consolidated statement of operations. As of January 1, 2019, the adoption resulted in the recognition of operating lease right-of-use ("ROU") assets of approximately $10.4 million, lease liabilities of approximately $13.2 million, and a decrease of approximately $2.8 million in accrued rent.

The Company elected the available practical expedients under ASC 842-10-15-37 (thereby not separating lease components from non-lease components and instead accounting for all components as a single lease component) and ASC 842-10-65-1 (thereby, among other things, not reassessing lease classification), and implemented changes to its processes and methodologies related to leases to enable the preparation of financial information on adoption and to allow for the correct identification, classification, and measurement of leases in accordance with the new guidance going forward.

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2019
(Unaudited)

The adoption of the standard related to leases had no impact on cash from or used in operating, financing, or investing activities in the Company's unaudited condensed consolidated statements of cash flows.

The Company determines if an arrangement is a lease at inception. Operating leases are included in ROU assets and operating lease liabilities (current and non-current) in the Company’s unaudited condensed consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of the remaining lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company may use the implicit rate when readily determinable. Operating lease ROU assets also include scheduled lease payments made and initial direct costs, and exclude lease incentives and accrued rent. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

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

For leases with a term of 12 months or less, the Company does not recognize lease liabilities and ROU assets, but recognizes the lease payments in net income on a straight-line basis over the respective lease terms.

The Company recognizes income from subleases (in which the Company is the sublessor) on a straight-line basis over the term of the sublease, as a reduction to lease expense.

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2019
(Unaudited)

2.	Trademarks and Other Intangibles
Trademarks and other intangibles, net consist of the following:

($ in thousands)	Weighted Average Amortization Period	June 30, 2019
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks (indefinite-lived)	n/a	$69,100	$—	$69,100
Trademarks (finite-lived)	15 years	15,463	4,036	11,427
Trademarks (finite-lived)	18 years	37,994	1,007	36,987
Other intellectual property	7 years	762	373	389
Copyrights and other intellectual property	10 years	190	100	90
Customer list	5 years	200	17	183
Total		$123,709	$5,533	$118,176

($ in thousands)	Weighted Average Amortization Period	December 31, 2018
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks (indefinite-lived)	n/a	$96,707	$—	$96,707
Trademarks (finite-lived)	15 years	15,463	3,521	11,942
Other intellectual property	7 years	561	321	240
Copyrights and other intellectual property	10 years	190	90	100
Total		$112,921	$3,932	$108,989
Amortization expense for intangible assets was approximately $0.83 million for the three-month period ended ended June 30, 2019 (the "current quarter") and was approximately $0.28 million for the three-month period ended June 30, 2018 (the "prior year quarter"). Amortization expense for intangible assets was approximately $1.60 million for the six-month period ended June 30, 2019 (the "current six months") and was approximately $0.57 million for the six-month period ended June 30, 2018 (the "prior year six months").
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
3. Acquisition of Halston Heritage Trademarks

On February 11, 2019 (the "Closing Date"), the Company and its wholly owned subsidiary, H Heritage Licensing, LLC, entered into an asset purchase agreement (the "Heritage Asset Purchase Agreement") with the H Company IP, LLC (the "Seller" or "HIP"), and its parent House of Halston LLC ("HOH"), pursuant to which the Company acquired certain assets of HIP, including the "Halston", "Halston Heritage", and "Roy Frowick" trademarks (collectively, the "Halston Heritage Trademarks") and other intellectual property rights relating thereto. Benjamin Malka, a director of the Company, is a 25% equity holder of HOH, and former Chief Executive Officer of HOH.

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2019
(Unaudited)

Pursuant to the Agreement, at closing, the Company delivered in escrow for HIP or its designees (collectively the “Sellers”) an aggregate of $8.4 million in cash and 777,778 shares of the Company’s common stock valued at $1.1 million (the “Xcel Shares”), subject to a voting agreement and a lock-up agreement relating to the Xcel Shares and a consent and waiver agreement each in form satisfactory to Xcel within three months from the date of the Agreement. Such agreements were executed and delivered to Xcel, and the Xcel Shares were issued and delivered to the Sellers.

In addition to the closing consideration, HIP is eligible to earn up to an aggregate of $6.0 million (the “Earn-Out Value”) through December 31, 2022 based on Excess Net Royalties. “Excess Net Royalties” during any calendar year for 2019 through 2022 (each, a “Royalty Target Year”) is equal to (a) the positive amount, if any, of the Net Royalties as calculated for such Royalty Target Year, less the greater of (i) One Million Five Hundred Thousand Dollars ($1.5 million), or (ii) the maximum Net Royalties for any previous Royalty Target Year. “Applicable Percentage” means (a) 50% of the first $10.0 million of Excess Net Royalties during the Earn-Out Period, (b) 20% of aggregate Excess Net Royalties during the Earn-Out Period greater than $10.0 million and up to $15.0 million, and (c) 0% of aggregate Excess Net Royalties during the Earn-Out Period in excess of $15.0 million. The Earn-Out Consideration shall be payable in common stock of Xcel (the “Earn-Out Shares”); provided, however, that if the number of Earn-Out Shares, when combined with the number of Xcel Shares issued at the closing, will exceed 4.99% of the aggregate number of shares of Xcel common stock outstanding as of the Closing Date (calculated in accordance with Nasdaq Rule 5635(a)) (the “Xcel Share Limit”), then Xcel may, in its sole and unfettered discretion, elect to (x) pay cash for the Earn-Out Value attributable to the Earn-Out Shares that would exceed the Xcel Share Limit; (y) solicit stockholder approval for the issuance of Earn-Out Shares in excess of the Xcel Share Limit in accordance with Nasdaq Rule 5635(a)(2) and, if such stockholder approval is obtained, issue such Earn-Out Shares to HIP; or (z) solicit stockholder approval for the issuance of shares in excess of the Xcel Share Limit in accordance with Nasdaq Rule 5635(a)(2) and, if such stockholder approval is obtained, pay the applicable Earn-Out Consideration with a combination of cash and Earn-Out Shares.

The Halston Heritage Trademark acquisition was accounted for as an asset purchase. The aggregate purchase price has been allocated to the following assets based on the fair value of the assets on the date of acquisition:

($ in thousands)
Allocated to:
Trademarks	$10,388
Halston archives	200
Customer lists	200
Total acquisition price	$10,788

The Halston Heritage Trademarks have been determined by management to have a finite useful life, and accordingly, amortization is recorded in the Company’s condensed consolidated statements of operations. The Halston Heritage Trademarks, archives, and customer lists are amortized on a straight-line basis over their expected useful lives of eighteen, seven, and five years, respectively.

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

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2019
(Unaudited)

As more fully described in Note 6, concurrent with the acquisition of the Halston Heritage Trademarks, the Company entered into an amended loan agreement with BHI (the “Second Amended and Restated Loan and Security Agreement” or the "Xcel Term Loan"). The Xcel Term Loan amended and restated the existing Bank Hapoalim B.M. ("BHI") term loan (the "Amended Loan Agreement" or the "Prior Term Loan"). Immediately prior to the Closing Date, the aggregate principal amount of the Prior Term Loan was $14.5 million. Pursuant to the Xcel Term Loan, the Lenders have extended to Xcel an additional term loan in the amount of $7.5 million, such that, as of the Closing Date, the aggregate outstanding balance of all the Xcel Term Loan was $22.0 million, which amount has been divided into two term loans: (1) a term loan in the amount of $7.3 million, Term Loan A, and (2) a term loan in the amount of $14.7 million, Term Loan B. The proceeds of the additional term loan extended on the Closing Date were used to finance a portion of the Halston Heritage Trademark acquisition described above.

4.	Significant Contracts
QVC Agreements
Under the Company’s agreements with QVC, QVC is required to pay the Company fees based primarily on a percentage of its net sales of Isaac Mizrahi, Ripka, and H Halston branded merchandise. QVC royalty revenue represents a significant portion of the Company’s total revenues.

•
Total revenues from QVC totaled $5.94 million and $6.69 million for the current and prior year quarter, respectively, representing approximately 65% and 79% of the Company’s total revenues for the current and prior year quarter, respectively.

•
Total revenues from QVC totaled $12.77 million and $13.48 million for the current and prior year six months, respectively, representing approximately 66% and 78% of the Company’s total revenues for the current and prior year six months, respectively.

•
As of June 30, 2019, and December 31, 2018, the Company had receivables from QVC of $5.98 million and $5.68 million, respectively, representing approximately 67% and 52% of the Company’s total receivables, respectively.

5. Leases

The Company has operating leases for its current office, former office, and certain equipment with a term of 12 months or less. The Company's office leases have remaining lease terms of 2 years to 9 years. The Company does not recognize lease liabilities and ROU assets for lease terms of 12 months or less, but recognizes such lease payments in net income on a straight-line basis over the lease terms. The Company determines if an arrangement is a lease at inception. Operating leases are recorded in operating lease ROU assets, current portion of operating lease liabilities, and long-term operating lease liabilities on the Company's condensed consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company may use the implicit rate when readily determinable. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

For the current and prior year quarter, lease expense included in selling, general and administrative expenses on the Company's unaudited condensed consolidated statements of operations was $0.4 million. For the current and prior year six months, lease expense included in selling, general and administrative expenses on the Company's unaudited condensed consolidated statements of operations was $0.8 million.

As of June 30, 2019, the weighted-average remaining operating lease term was 7.8 years and the weighted-average discount rate for operating leases was 6.3%.

Cash paid for amounts included in the measurement of operating lease liabilities in the current quarter and current six months ended June 30, 2019 was $0.6 million and $1.2 million, respectively.

As of June 30, 2019, the maturities of lease liabilities were as follows:

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2019
(Unaudited)

($ in thousands)	Operating Leases
Remainder of 2019	$1,224
2020	2,423
2021	2,577
2022	1,732
2023	1,552
After 2023	5,950
Total lease payments	15,458
Less: Discount	3,085
Present value of lease liabilities	12,373
Current portion of lease liabilities	1,711
Non-current portion of lease liabilities	$10,662

6.	Debt and Contingent Obligations
The Company’s net carrying amount of debt was comprised of the following:

($ in thousands)	June 30, 2019	December 31, 2018
Xcel Term Loan	$21,000	$15,500
Unamortized deferred finance costs related to term loan	(220)	(200)
IM Seller Note	—	742
Ripka Seller Note	—	583
Contingent obligation - HH Seller	900	—
Contingent obligation - JR Seller	—	100
Contingent obligation - CW Seller	—	2,850
Total	21,680	19,575
Current portion of long-term debt (i), (ii)	4,500	8,275
Long-term debt	$17,180	$11,300

(i)	The current portion of long-term debt as of June 30, 2019 consists of $4.50 million related to the Xcel Term Loan.

(ii)
The current portion of long-term debt presented on the Condensed Consolidated Balance Sheet at December 31, 2018 includes (a) $4.0 million related to the Prior Term Loan, (b) $0.74 million related to the IM Seller Note, (c) $2.95 million related to Contingent Obligations, and (d) $0.58 million related to the Ripka Seller Note.

Xcel Term Loan
On February 11, 2019, the Company entered into the Xcel Term Loan. Immediately prior to February 11, 2019, the aggregate principal amount of the Prior Term Loan was $14.5 million. Pursuant to the Xcel Term Loan, the Lenders have extended to Xcel additional term loan proceeds in the amount of $7.5 million, such that, as of February 11, 2019, the aggregate outstanding balance of all the term loans extended by BHI to Xcel under the Xcel Term Loan was $22.0 million, which amount has been divided under the Xcel Term Loan into two term loans: (1) a term loan in the amount of $7.3 million (“Term Loan A”) and (2) a term loan in the amount of $14.7 million (“Term Loan B” and, together with Term Loan A, the “Term Loans”). The proceeds of the additional term loan were used to finance the Halston Heritage Brands acquisition described in Note 3.

The terms and conditions of the Xcel Term Loan resulted in significantly different debt service payment requirements, compared with the prior term debt with BHI, which included an increase of $7.5 million in the principal balance, and related changes to the timing and amount of principal payments, as well as changes in the interest rate. Management assessed and determined that this

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2019
(Unaudited)

amendment resulted in a loss on extinguishment of debt and recognized a loss of $0.2 million (consisting of unamortized deferred finance costs) during the six-month period ended June 30, 2019. Upon entering into Xcel Term Loan, Xcel paid an upfront fee in the amount of $0.09 million to BHI.

The Xcel Term Loan also allows that BHI and any other lender party to the Xcel Term Loan (collectively, the “Lenders”) can provide to Xcel a revolving loan facility and a letter of credit facility, the terms of each of which shall be agreed to by Xcel and the Lenders. Amounts advanced under the revolving loan facility (the “Revolving Loans”) will be used for the purpose of consummating acquisitions by Xcel or its subsidiaries that are or become parties to the Xcel Term Loan. Xcel will have the right to convert Revolving Loans to incremental term loans (the “Incremental Term Loans”) in minimum amounts of $5.0 million. The Company has not drawn down any funds under either the revolving loan facility or letter of credit facility.

The Term Loans mature on December 31, 2023; Incremental Term Loans shall mature on the date set forth in the applicable term note; and Revolving Loans and the letter of credit facility shall mature on such date as agreed upon by Xcel and the Lenders. Any letter of credit issued under Xcel Term Loan shall terminate no later than one year following the date of issuance thereof.

Principal on Term Loan A is payable in quarterly installments on each of March 31, June 30, September 30, and December 31 as follows:

($ in thousands)
Period	Amount
June 30, 2019 – September 30, 2020	$1,000

December 31, 2020	$1,250

Principal on Term Loan B is payable in quarterly installments on each of March 31, June 30, September 30, and December 31 as follows:

($ in thousands)
Period	Amount
March 31, 2020 – September 30, 2020	$250

March 31, 2021 – December 31, 2022	$1,125

March 31, 2023 – December 31, 2023	$1,250

Xcel has the right to prepay the Term Loans, Incremental Term Loans, Revolving Loans, and obligations with respect to letters of credit and accrued and unpaid interest thereon and to terminate the Lenders’ obligations to make Revolving Loans and issue letters of credit; provided that any prepayment of less than all of the outstanding balances of the Term Loans and Incremental Term Loans shall be applied to the remaining amounts due in inverse order of maturity.
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
June 30, 2019
(Unaudited)

Incremental Term Loan is prepaid after the third anniversary of the later of the Closing Date or the date such Incremental Term Loan was made, as applicable.
Xcel is required to repay a portion of the Xcel Term Loan in amount equal to 10% of the excess cash flow for the fiscal year; provided that no early termination fee shall be payable with respect to any such payment. Excess cash flow means, for any period, cash flow from operations (before certain permitted distributions) less (i) capital expenditures not made through the incurrence of indebtedness, (ii) all cash principal paid or payable during such period, and (iii) all dividends declared and paid (or which could have been declared and paid) during such period to equity holders of any credit party treated as a disregarded entity for tax purposes.
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
Interest on Term Loan A accrues at a fixed rate of 5.1% per annum and is payable on each day on which the scheduled principal payments on Term Loans are required to be made. Interest on Term Loan B accrues at a fixed rate of 6.25% per annum and is payable on each day on which the scheduled principal payments on Term Loans are required to be made. Interest on the Revolving Loans will accrue at either the Base Rate or LIBOR, as elected by Xcel, plus a margin to be agreed to by Xcel and the Lenders and will be payable on the first day of each month. Base Rate is defined in the Xcel Term Loan agreement as the greater of (a) BHI’s stated prime rate or (b) 2.00% per annum plus the overnight federal funds rate published by the Federal Reserve Bank of New York. Interest on the Incremental Term Loans will accrue at rates to be agreed to by Xcel and the Lenders and will be payable on each day on which the scheduled principal payments under the applicable note are required to be made.
The Xcel Term Loan contains customary covenants, including reporting requirements, trademark preservation, and the following financial covenants of Xcel (on a consolidated basis with Xcel and the Guarantors under the Second Amended and Restated Loan and Security Agreement):

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
The Company was in compliance with all applicable covenants as of June 30, 2019.

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2019
(Unaudited)

For the current and prior year quarter, the Company incurred aggregate interest expense on its Prior Term Debt and Xcel Term Loan of approximately $326,000 and $226,000, respectively. For the current six months and prior year six months, the Company incurred aggregate interest expense on its Prior Term Debt and Xcel Term Loan of approximately $586,000 and $462,000, respectively.

IM Seller Note

On September 19, 2016, the Company’s note payable to the sellers of the Isaac Mizrahi business (the “IM Seller Note") was further amended and restated to (1) revise the maturity date to March 31, 2019, (2) require six semi-annual principal and interest installment payments of $750,000, commencing on June 30, 2017 and ending on March 31, 2019, (3) revise the stated interest rate to 2.236% per annum, (4) allow for optional prepayments at any time at the Company’s discretion without premium or penalty, and (5) require that all payments of principal and interest be made in cash. Management assessed and determined that this amendment represented a debt modification and, accordingly, no gain or loss was recorded.

On March 31, 2019, the Company paid the final installment of $750,000 under the IM Seller Note.

For the current and prior year quarter, the Company incurred interest expense of approximately $0 and $8,000, respectively, under the IM Seller Note. For the current six months and prior year six months, the Company incurred interest expense of approximately $4,000 and $20,000, respectively, under the IM Seller Note.

Ripka Seller Note

As of December 31, 2018, the Company had a note payable of approximately $0.58 million relating to the acquisition of the Judith Ripka assets (the "Ripka Seller Note"). Separately, the Company held a promissory note receivable due from the sellers of the Judith Ripka assets (the "Ripka Sellers") with a maturity date of March 31, 2019. On March 31, 2019, the Company agreed to net its note receivable due from the Ripka Sellers of approximately $0.9 million against the Ripka Seller Note of $0.6 million and the remaining Ripka Earn-Out of $0.1 million (see below). As of June 30, 2019, the balance of the Ripka Seller Note was $0.

For the current and prior year quarter, the Company incurred interest expense of approximately $0 and $10,000, respectively, under the Ripka Seller Note, which consisted solely of amortization of the discount on the Ripka Seller Note. For the current six months and prior year six months, the Company incurred interest expense of approximately $10,000 and $20,000, respectively.

Contingent Obligation - JR Seller (Ripka Earn-Out)

The Ripka Earn-Out was contingent upon the Ripka Brand achieving at least $6,000,000 of net royalty income from QVC during each of the 12-month periods ending on March 31, 2018 and 2019, and was payable in equal cash payments on each of May 15, 2018 and 2019. The Ripka Brand achieved the above-indicated threshold of net royalty income from QVC during the 12-month period ended March 31, 2018, and on May 15, 2018, the Company settled the $100,000 earnout due by reducing the principal amount owed by Judith Ripka to the Company under a promissory note. As of December 31, 2018, the balance of the Ripka Earn-Out was $0.1 million. On March 31, 2019, the Company satisfied the remaining Ripka Earn-Out balance of $0.1 million by off-setting the amount against the promissory note receivable. As of June 30, 2019, the balance of the Ripka Earn-Out was $0.

Contingent Obligations - CW Seller (C Wonder Earn-Out)

In connection with the purchase of the C Wonder Brand, the Company agreed to pay the seller additional consideration (the “C Wonder Earn-Out”), which would be payable, if at all, in cash or shares of common stock of the Company, at the Company’s sole discretion, after June 30, 2019, with a value based on the royalties related directly to the assets the Company acquired pursuant to the purchase agreement. The value of the earn-out was calculated as the positive amount, if any, of (i) two times (A) the maximum net royalties as calculated for any single 12-month period commencing on July 1 and ending on June 30 between the closing date and June 30, 2019 (each, a “Royalty Target Year”) less (B) $4,000,000, plus (ii) two times the maximum royalty determined based on a percentage of retail and wholesale sales of C Wonder branded products by the Company as calculated for any single Royalty Target Year. The C Wonder Earn-Out of $2.85 million was recorded in the current portion of long-term debt in the accompanying condensed consolidated balance sheet as of December 31, 2018.

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2019
(Unaudited)

Under the applicable accounting guidance, the Company was required to carry such contingent liability balance on its consolidated balance sheet until the measurement period of the earn-out expired and all related contingencies had been resolved. The final Royalty Target Year ended on June 30, 2019, and the seller ultimately did not earn any additional consideration based on the formula set forth above. As such, during the current quarter, the Company recorded a $2.85 million gain on the reduction of contingent obligations in the accompanying condensed consolidated statements of operations. As of June 30, 2019, the balance of the C Wonder Earn-Out was $0.

Contingent Obligations - HH Seller (Halston Heritage Earn-Out)

In connection with the February 11, 2019 purchase of the Halston Heritage Trademarks from HIP, the Company agreed to pay HIP additional consideration (the “Halston Heritage Earn-Out”) (see Note 3). The Halston Heritage Earn-Out of $0.9 million is recorded as long-term debt at June 30, 2019 in the accompanying condensed consolidated balance sheet, based on the difference between the fair value of the acquired assets of the Halston Heritage Trademarks and the total consideration paid. In accordance with ASC Topic 480, the Halston Heritage Earn-Out obligation is treated as a liability in the accompanying condensed consolidated balance sheets because of the variable number of shares payable under the agreement.

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
The Company accounts for non-employee awards in accordance with ASU 2018-07, “Compensation - Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting”. Such awards are measured at the grant-date fair value of the equity instruments to be issued, and the compensation expense for such awards is recognized in the same period as if cash had been paid for the related goods or services rendered.
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
June 30, 2019
(Unaudited)

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
On February 27, 2019, the Company granted options to purchase 2,578,947 shares of common stock to Robert D’Loren, the Company’s Chief Executive Officer. The exercise price is $1.70 per share, and the vesting of such options is dependent upon the Company’s common stock achieving certain stock trading prices for a minimum of ten (10) trading days (the "Target Prices"). The vesting of 736,842 shares occur if the Target Prices are equal to or greater than $3.00 per share; 626,316 shares vest if the Target Price is equal to or greater than $5.00 per share; 515,789 shares vest if the Target Price is equal to or greater than $7.00 per share; 405,263 shares vest if the Target Price is equal to or greater than $9.00 per share; and 294,737 shares vest if the Target Price is equal to or greater than $11.00 per share. The options are exercisable until February 27, 2029. As of June 30, 2019, none of the aforementioned Target Price thresholds have been met, and therefore, none of these options have vested.
On February 27, 2019, the Company granted options to purchase 552,632 shares of common stock to James Haran, the Company’s Chief Financial Officer. The exercise price is $1.70 per share, and the vesting of such options is dependent upon the Company’s common stock achieving certain stock trading prices for a minimum of ten (10) trading days (the "Target Prices"). The vesting of 157,895 shares occur if the Target Prices are equal to or greater than $3.00 per share; 134,211 shares vest if the Target Price is equal to or greater than $5.00 per share; 110,526 shares vest if the Target Price is equal to or greater than $7.00 per share; 86,842 shares vest if the Target Price is equal to or greater than $9.00 per share; and 63,158 shares vest if the Target Price is equal to or greater than $11.00 per share. The options are exercisable until February 27, 2029. As of June 30, 2019, none of the aforementioned Target Price thresholds have been met, and therefore, none of these options have vested.
On February 27, 2019, the Company granted options to purchase 368,421 shares of common stock to Seth Burroughs, an officer of the Company. The exercise price is $1.70 per share, and the vesting of such options is dependent upon the Company’s common stock achieving certain stock trading prices for a minimum of ten (10) trading days (the "Target Prices"). The vesting of 105,263 shares occur if the Target Prices are equal to or greater than $3.00 per share; 89,474 shares vest if the Target Price is equal to or greater than $5.00 per share; 73,684 shares vest if the Target Price is equal to or greater than $7.00 per share; 57,895 shares vest if the Target Price is equal to or greater than $9.00; and 42,105 shares vest if the Target Price is equal to or greater than $11.00 per share. The options are exercisable until February 27, 2029. As of June 30, 2019, none of the aforementioned Target Price thresholds have been met, and therefore, none of these options have vested.
On March 13, 2019, the Company granted options to purchase an aggregate of 154,000 shares of common stock to various employees. The exercise price of the options is $1.73 per share, and all options vested immediately on the date of grant.
On March 15, 2019, the Company granted options to purchase an aggregate of 50,000 shares of common stock to a certain key employee. The exercise price of the options is $5.50 per share, and all options vested immediately on the date of grant.
On April 1, 2019, the Company granted options to purchase an aggregate of 150,000 shares of common stock to non-management directors. The exercise price of the options is $1.70 per share, and 50% of the options vest on each of April 1, 2020 and April 1, 2021.
On April 15, 2019, the Company granted options to purchase an aggregate of 24,000 shares of common stock to certain employees. The exercise price of the options is $1.40 per share, and 50% of the options vest on each of April 15, 2020 and April 15, 2021.
On May 1, 2019, the Company granted options to purchase an aggregate of 10,000 shares of common stock to an employee. The exercise price of the options if $1.38 per share, and 50% of the options vest on each of May 1, 2020 and May 1, 2021.
A summary of the Company’s stock options activity for the current six months is as follows:

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2019
(Unaudited)

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	3,257,875	$5.44	3.19	$—
Granted	4,138,000	1.84
Canceled	—	—
Exercised	—	—
Expired/Forfeited	(194,250)	5.29
Outstanding at June 30, 2019, and expected to vest	7,201,625	$3.38	6.28	$—
Exercisable at June 30, 2019	2,620,125	$5.23	2.35	$—
Compensation expense related to stock options for the current quarter and the prior year quarter was approximately $73,000 and $268,000, respectively. Compensation expense related to stock options for the current six months and prior year six months was approximately $316,000 and $548,000, respectively. Total unrecognized compensation expense related to unvested stock options at June 30, 2019 amounts to approximately $449,000 and is expected to be recognized over a weighted average period of approximately 2.14 years years.
A summary of the Company’s non-vested stock options activity for the current six months is as follows:

	Number of Options	Weighted Average Grant Date Fair Value
Balance at January 1, 2019	1,481,079	$1.23
Granted	4,138,000	0.02
Vested	(969,914)	1.06
Forfeited or Canceled	(67,665)	0.99
Balance at June 30, 2019	4,581,500	$0.18
Warrants
Warrants granted under the Plan expire at various times - either five, seven, or ten years from the date of grant, depending on the particular grant.
A summary of the Company’s warrants activity for the current six months is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding and exercisable at January 1, 2019	1,214,815	$9.32	1.66	$—
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding and exercisable at June 30, 2019	1,214,815	$9.32	1.16	$—

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2019
(Unaudited)

No compensation expense was recognized in the current quarter, prior year quarter, current six months, or prior year six months related to warrants.
Stock Awards
On February 27, 2019, the Company entered into a two-year employment agreement with a key employee which includes a performance stock bonus of up to $90,000 for each of the years ended December 31, 2019 and 2020. The performance stock bonus is earned upon the Company achieving certain sales targets.

On April 1, 2019, the Company issued an aggregate of 60,000 shares of stock to certain non-management directors, which will vest evenly over two years, whereby 50% shall vest on April 1, 2020, and 50% shall vest on April 1, 2021.
A summary of the Company’s restricted stock activity for the current six months is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	1,460,210	$4.82
Granted	60,000	1.70
Canceled	—	—
Vested	(41,000)	6.54
Expired/Forfeited	—	—
Outstanding at June 30, 2019	1,479,210	$4.65
Compensation expense related to restricted stock grants for the current and prior year quarter was approximately $62,000 and $193,000, respectively. Compensation expense related to restricted stock grants for the current six months and prior year six months, was approximately $166,000 and $420,000, respectively. Total unrecognized compensation expense related to unvested restricted stock grants at June 30, 2019 amounts to approximately $191,000 and is expected to be recognized over a weighted average period of approximately 1.22 years.
Shares Available Under the Company’s 2011 Equity Incentive Plan
At June 30, 2019, there were 1,810,199 shares of common stock available for issuance under the Plan.

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2019
(Unaudited)

Shares Reserved for Issuance
At June 30, 2019, there were 10,226,639 shares of common stock reserved for issuance pursuant to unexercised warrants and stock options, or available for issuance under the Plan.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic	18,976,394	18,314,775	18,770,378	18,324,130
Effect of exercise of warrants	657	—	675	364,070
Effect of exercise of stock options	—	—	—	12,711
Diluted	18,977,051	18,314,775	18,771,053	18,700,911
The computation of diluted EPS excludes the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options and warrants	8,408,386	5,195,410	7,124,005	4,664,917

9.	Income Tax

The effective income tax rate for the current quarter and the prior year quarter was approximately 37% and 111%, respectively, resulting in an income tax provision of $1.07 million and $1.13 million, respectively.

The effective income tax rate for the current six months and the prior year six months was approximately 37% and 80%, respectively, resulting in an income tax provision of $1.14 million and $1.56 million, respectively.

For the current quarter, the federal statutory rate differed from the effective tax rate primarily due to state taxes and recurring permanent differences, which increased the effective tax rate by approximately 9.00% and 6.00%, respectively.

For the current six months, the federal statutory rate differed from the effective tax rate primarily due to state taxes and recurring permanent differences, which increased the effective tax rate by approximately 9.00% and 6.00%, respectively.

In the prior year periods, the effective tax rate was primarily attributable to the tax impact from the vesting of restricted shares of common stock, which was treated as a discrete item for tax purposes. This item increased the effective rate by 56% for the prior year quarter and 32% for the prior year six months. The effective tax rate was also attributable to recurring permanent differences. Based on the amount of income before income taxes compared to the recurring permanent differences, the effective rate increased by 14% for the prior year quarter and by 31% for the prior year six months.

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2019
(Unaudited)

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
June 30, 2019
(Unaudited)

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
Through October 26, 2018, the Company was negotiating proposed new arrangements and operated under those terms as an at-will license as set forth below:

•
The HIP Trademark Usage and Royalty Participation Agreement, had an initial term that expired on December 31, 2020 unless sooner terminated or renewed, and Xcel shall pay to HIP: (i) 50% of the excess H Halston Royalty paid to Xcel under the DRT Licenses and any other third party licenses that Xcel may enter into; (ii)25% of the excess developed brand royalty paid to Xcel for the Highline Collective Brand under the DRT Licenses, and 20% of the excess developed brand royalty paid to Xcel for any subsequent developed brand under the DRT Licenses, and (iii) 10% of the excess private label brand royalty paid to Xcel under the DRT Licenses and during the first term only of the DRT Licenses. Additionally, Xcel has the right, but not the obligation, at any time after January 31, 2023, to terminate the obligations under points (ii) and (iii) above by paying to HIP an amount equal to four times the sum of the developed brand credits and private label credits for the contract year ending on January 31, 2023 (the "Buy Out Payment''). The Buy-Out Payment was payable by Xcel and at Xcel's sole discretion either (a) in cash, or (b) in a number of common shares of Xcel calculated based on the amount of the Buy-Out Payment divided by the average closing price for common shares of Xcel on a national exchange for the preceding five trading days, subject to a minimum price for common shares of Xcel of $7.00 per common share.

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
Under the at-will license, the Company recorded approximately $0 and $0.70 million of revenue from HOC for the current quarter and the prior year quarter, respectively. The Company recorded approximately $0 and $1.30 million of revenue from HOC for the current six months and prior year six months, respectively. The Company had a receivable balance of $0 and $1.5 million due from HOC as of June 30, 2019 and December 31, 2018, respectively.

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
Overview
Xcel Brands, Inc. (“Xcel,” the “Company,” “we,” “us,” or “our”) is a media and consumer products company engaged in the design, production, marketing, wholesale, and direct-to-consumer sales of branded apparel, footwear, accessories, jewelry, home goods and other consumer products, and the acquisition of dynamic consumer lifestyle brands. Xcel was founded by Robert W. D'Loren in 2011 with a vision to reimagine shopping, entertainment, and social as one. The Company owns and manages the Isaac Mizrahi brands (the "Isaac Mizrahi Brand"), the Judith Ripka brands (the "Ripka Brand"), the Halston brands ("Halston Brand"), the C Wonder brands (the "C Wonder Brand"), and the Highline Collective brand, pioneering a ubiquitous sales strategy which includes the promotion and sales of products under its brands through interactive television, internet, brick-and-mortar retail, and e-commerce channels. Headquartered in New York City, Xcel is led by an executive team with significant production, merchandising, design, marketing, retailing, and licensing experience, and a proven track record of success in elevating branded consumer product companies. With an experienced team of professionals focused on design, production, and digital marketing, Xcel maintains control of product quality and promotion across all of its product categories and distribution channels.
We continue to expand our wholesale and direct-to-consumer businesses. Our objective is to build a diversified portfolio of lifestyle consumer brands through organic growth and the strategic acquisition of new brands. To grow our brands, we are focused on following primary strategies:

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

•	quickly integrate additional brands into our platform and leverage our design, production and marketing capabilities, and distribution relationships.

We believe that we offer a unique value proposition to our retail and direct-to-consumer customers, and our licensees for the following reasons:

•	our management team, including our officers’ and directors’ experience in, and relationships within the industry;

•	our fast-to-market supply chain and integrated technology platform enables us to design and distribute trend-right product; and

•	our operating strategy, significant media and internet presence, and distribution network.

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

We believe our ubiquitous sales strategy provides significant competitive advantages compared with traditional wholesale apparel companies that design, manufacture, and distribute products. We focus on our core competencies of design, integrated technologies, fast-to-market production, marketing, and brand development. We believe that we offer a 360-degree solution to our retail partners that addresses many of the challenges facing the retail industry today. We believe our platform is highly scalable. Additionally, we believe we can quickly integrate additional brands into our platform in order to leverage our design, production, marketing capabilities, and distribution network.
Summary of Operating Results
Three months ended June 30, 2019 (the “current quarter”) compared with the three months ended June 30, 2018 (the “prior year quarter”)
Revenues
Current quarter net revenue increased approximately $0.6 million to $9.1 million from $8.5 million for the prior year quarter.

Our jewelry wholesale and e-commerce sales and apparel wholesale sales contributed approximately $2.3 million to net revenue in the current quarter, compared with $0.3 million in the prior year quarter. This increase in sales was primarily attributable to the launch of our apparel wholesale business in November 2018, as well as growth in our Judith Ripka Fine Jewelry e-commerce business.

Net licensing revenue decreased by approximately $(1.3) million in the current quarter to $6.8 million, compared with $8.1 million in the prior year quarter. This decline was primarily driven by (i) revenues from one of our existing licensing arrangements normalizing after changing from guaranteed minimum amounts to sales-based royalties effective April 1, 2019, and (ii) a decrease in design and service fees in our department store business attributable to the transition from a licensing model to a wholesale model.

Cost of Goods Sold
Current quarter cost of goods sold was $1.8 million, compared with $0.2 million for the prior year quarter due to higher volume of wholesale and e-commerce sales in the current quarter.

Current quarter gross profit (which includes cost of goods sold) decreased approximately $(0.9) million to $7.4 million from $8.3 million for the prior year quarter. This decrease was primarily attributable to the decrease in net licensing revenue, partially offset by an increase in net margin from product sales.

Operating Costs and Expenses
Operating costs and expenses were $7.0 million for the current quarter and the prior year quarter. There was a $0.6 million decrease in salaries and stock-based compensation, largely offset by an increase in amortization expense of our intangible assets due to the change in the previously owned Halston trademarks from indefinite lived-assets to a finite lived-assets, and the acquisition of the Halston and Halston Heritage trademarks, also determined to be finite-lived assets.

Other Income
During the current quarter, we recognized a $2.9 million gain on the reduction of contingent obligations related to the 2015 acquisition of the C Wonder Brand. As part of that acquisition, the seller was eligible to earn additional consideration based on future royalties related to the C Wonder Brand exceeding certain thresholds, and we recorded a liability for the potential future payment of such consideration. The final earn-out period ended on June 30, 2019, and the seller ultimately did not earn any additional consideration under the terms of the purchase agreement.
Interest and Finance Expense
Interest and finance expense for the current quarter was $0.35 million, compared with $0.27 million for the prior year quarter. This increase is attributable to the February 11, 2019 term loan amendment, which resulted in a higher outstanding principal balance as compared with the prior year quarter, as well as a higher interest rate than under the previous term loan.

Income Tax Provision
The effective income tax rate for the current quarter and the prior year quarter was approximately 37% and 111%, respectively, resulting in an income tax provision of $1.07 million and $1.13 million, respectively.

For the current quarter, the federal statutory rate differed from the effective tax rate primarily due to state taxes and recurring permanent differences, which increased the effective tax rate by approximately 9.00% and 6.00%, respectively.
For the prior year quarter, the effective tax rate was primarily attributable to the tax impact from the vesting of restricted shares of common stock, which was treated as a discrete item for tax purposes. This item increased the effective rate by 56% for the prior year quarter. The effective tax rate was also attributable to state taxes and recurring permanent differences, which increased the effective tax rate by approximately 13% and 21%, respectively.
Net Income (Loss)
We had net income of $1.85 million for the current quarter, compared with a net loss of $(0.11) million for the prior year quarter.
Non-GAAP Net Income, Non-GAAP Diluted EPS, and Adjusted EBITDA

We had non-GAAP net income of approximately $1.0 million, or $0.05 per diluted share (“non-GAAP diluted EPS”), for the current quarter and $1.7 million, or $0.09 per diluted share, for the prior year quarter. Non-GAAP net income is a non-GAAP unaudited term, which we define as net income, exclusive of amortization of trademarks, stock-based compensation, non-cash interest and finance expense from discounted debt related to acquired assets, loss on extinguishment of debt, gain on reduction of contingent obligations, and deferred income taxes. Non-GAAP net income and non-GAAP diluted EPS measures do not include the tax effect of the aforementioned adjusting items, due to the nature of these items and the Company’s tax strategy. Prior to 2019, the Company did not adjust non-GAAP net income and non-GAAP EPS for the amortization of trademarks.
We had Adjusted EBITDA of $1.6 million for the current quarter, compared with Adjusted EBITDA of $2.2 million for the prior year quarter. Adjusted EBITDA is a non-GAAP unaudited measure, which we define as net income before stock-based compensation, interest and finance expense, loss on extinguishment of debt, gain on reduction of contingent obligation, income taxes, other state and local franchise taxes, and depreciation and amortization.
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
The following table is a reconciliation of net income (loss) (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net income:

($ in thousands)	Three Months Ended June 30,
	2019	2018
Net income (loss)	$1,852	$(113)
Amortization of trademarks	786	257
Non-cash interest and finance expense	—	10
Stock-based compensation	135	461
Loss on extinguishment of debt	—	—
Gain on reduction of contingent obligation	(2,850)	—
Deferred income tax provision	1,068	1,133
Non-GAAP net income	$991	$1,748
The following table is a reconciliation of diluted earnings (loss) per share (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted EPS:

	Three Months Ended June 30,
	2019	2018
Diluted earnings (loss) per share	$0.10	$(0.01)
Amortization of trademarks	0.04	0.01
Non-cash interest and finance expense	—	—
Stock-based compensation	0.01	0.03
Loss on extinguishment of debt	—	—
Gain on reduction of contingent obligation	(0.15)	—
Deferred income tax provision	0.05	0.06
Non-GAAP diluted EPS	$0.05	$0.09
Non-GAAP weighted average diluted shares	18,977,051	18,680,926
The following table is a reconciliation of net income (loss) (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

($ in thousands)	Three Months Ended June 30,
	2019	2018
Net income (loss)	$1,852	$(113)
Depreciation and amortization	1,000	456
Interest and finance expense	348	266
Income tax provision	1,068	1,133
State and local franchise taxes	83	14
Stock-based compensation	135	461
Loss on extinguishment of debt	—	—
Gain on reduction of contingent obligation	(2,850)	—
Adjusted EBITDA	$1,636	$2,217

Six months ended June 30, 2019 (the “current six months”) compared with the six months ended June 30, 2018 (the “prior year six months”)
Revenues
Current six months net revenue increased approximately $2.1 million to $19.4 million from $17.3 million for the prior year six months.

Our jewelry wholesale and e-commerce sales and apparel wholesale sales contributed approximately $4.8 million to net revenue in the current six months, compared with $0.6 million in the prior year six months. This increase in sales was primarily attributable to the launch of our apparel wholesale business in November 2018, as well as growth in our Judith Ripka Fine Jewelry e-commerce business.

Net licensing revenue decreased by approximately $(1.9) million in the current six months to $14.7 million, compared with $16.6 million in the prior year six months. This decline was primarily driven by (i) revenues from one of our existing licensing arrangements normalizing after changing from guaranteed minimum amounts to sales-based royalties effective April 1, 2019, and (ii) a decrease in design and service fees in our department store business attributable to the transition from a licensing model to a wholesale model.

Cost of Goods Sold
Current six months cost of goods sold was $3.6 million, compared with $0.4 million for the prior year six months due to higher volume of wholesale and e-commerce sales in the current six months.

Current six months gross profit (which includes cost of goods sold) decreased approximately $(1.0) million to $15.8 million from $16.8 million for the prior year six months. This decrease was primarily attributable to the decrease in net licensing revenue, partially offset by an increase in net margin from product sales.

Operating Costs and Expenses
Operating costs and expenses increased approximately $0.4 million to $14.7 million for the current six months from approximately $14.3 million in the prior year six months. This increase was primarily attributable to an increase in amortization expense of our intangible assets, due to the change in the previously owned Halston trademarks from indefinite lived-assets to a finite lived-assets, and the acquisition of the Halston and Halston Heritage trademarks, also determined to be finite-lived assets. Increased operating costs were largely offset by reductions in salaries and stock-based compensation.

Other Income
During the current six months, we recognized a $2.9 million gain on the reduction of contingent obligations related to the 2015 acquisition of the C Wonder Brand. As part of that acquisition, the seller was eligible to earn additional consideration based on future royalties related to the C Wonder Brand exceeding certain thresholds, and we recorded a liability for the potential future payment of such consideration. The final earn-out period ended on June 30, 2019, and the seller ultimately did not earn any additional consideration under the terms of the purchase agreement.
Interest and Finance Expense
Interest and finance expense for the current six months was $0.83 million, compared with $0.55 million for the prior year six months. This increase is attributable to the February 11, 2019 term loan amendment, which resulted in (i) a $0.19 million loss on extinguishment of debt (consisting of unamortized deferred finance costs), (ii) a higher outstanding principal balance as compared with the prior year period, and (iii) a higher interest rate than under the previous term loan.

Income Tax Provision
The effective income tax rate for the current six months and the prior year six months was approximately 37% and 111%, respectively, resulting in an income tax provision of $1.14 million and $1.56 million, respectively.
For the current six months, the federal statutory rate differed from the effective tax rate primarily due to state taxes and recurring permanent differences, which increased the effective tax rate by approximately 9.00% and 6.00%, respectively.
For the prior year six months, the effective tax rate was primarily attributable to the tax impact from the vesting of restricted shares of common stock, which was treated as a discrete item for tax purposes. This item increased the effective rate by 32% for prior year six months. The effective tax rate was also attributable to state taxes and recurring permanent differences, which increased the effective tax rate by 13% and 14%, respectively.

Net Income
We had net income of $1.98 million for the current six months, compared with net income of $0.39 million for the prior year six months.
Non-GAAP Net Income, Non-GAAP Diluted EPS, and Adjusted EBITDA

We had non-GAAP net income of approximately $2.5 million, or $0.13 per diluted share, for the current six months and $3.4 million, or $0.18 per diluted share, for the prior year six months. We had Adjusted EBITDA of $3.7 million for the current six months, compared with Adjusted EBITDA of $4.4 million for the prior year six months.
The following table is a reconciliation of net income (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net income:

($ in thousands)	Six Months Ended June 30,
	2019	2018
Net income	$1,979	$387
Amortization of trademarks	1,523	515
Non-cash interest and finance expense	16	20
Stock-based compensation	482	968
Loss on extinguishment of debt	189	—
Gain on reduction of contingent obligation	(2,850)	—
Deferred income tax provision	1,143	1,559
Non-GAAP net income	$2,482	$3,449
The following table is a reconciliation of diluted earnings per share (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted EPS:

	Six Months Ended June 30,
	2019	2018
Diluted earnings per share	$0.11	$0.02
Amortization of trademarks	0.08	0.03
Non-cash interest and finance expense	—	—
Stock-based compensation	0.02	0.05
Loss on extinguishment of debt	0.01	—
Gain on reduction of contingent obligation	(0.15)	—
Deferred income tax provision	0.06	0.08
Non-GAAP diluted EPS	$0.13	$0.18
Non-GAAP weighted average diluted shares	18,771,053	18,700,911
The following table is a reconciliation of net income (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

($ in thousands)	Six Months Ended June 30,
	2019	2018
Net income	$1,979	$387
Depreciation and amortization	1,948	867
Interest and finance expense	638	552
Income tax provision	1,143	1,559
State and local franchise taxes	121	47
Stock-based compensation	482	968
Loss on extinguishment of debt	189	—
Gain on reduction of contingent obligation	(2,850)	—
Adjusted EBITDA	$3,650	$4,380

Liquidity and Capital Resources
Liquidity

Our principal capital requirements have been to fund working capital needs, acquire new brands, and to a lesser extent, capital expenditures. At June 30, 2019 and December 31, 2018, our cash and cash equivalents were $6.3 million and $8.8 million, respectively.

Restricted cash at June 30, 2019 consisted of $1.11 million of cash deposited with Bank Hapoalim B.M. (“BHI”) as collateral for an irrevocable standby letter of credit associated with the lease of our current corporate office and operating facilities. Restricted cash at December 31, 2018 consisted of (i) $1.11 million of cash deposited with BHI as collateral for an irrevocable standby letter of credit associated with the lease of our current corporate office and operating facilities, and (ii) $0.40 million of cash held as a security deposit for the sublease of our former corporate offices by us to a third-party subtenant.
We expect that existing cash and operating cash flows will be adequate to meet our operating needs, term debt service obligations, and capital expenditure needs, for at least the twelve months subsequent to the filing date of this Quarterly Report on Form 10-Q.
Our contingent obligation related to the Halston Heritage Brand (see Note 3 and Note 6 in the Unaudited Condensed Consolidated Financial Statements) is generally required to be paid in shares, subject to certain limitations. Payment of this obligation in stock would not affect our liquidity.
Changes in Working Capital
Our working capital (current assets less current liabilities, excluding the current portion of operating lease obligations and any contingent obligations payable in common stock) was $9.1 million and $10.7 million as of June 30, 2019 and December 31, 2018, respectively. Working capital decreased by approximately $1.6 million during the first six months of 2019 primarily due to cash used in the acquisition of the Halston Heritage trademarks (see Note 3 in the Unaudited Condensed Consolidated Financial Statements).
Commentary on the components of our cash flows for the current six months as compared with the prior year six months is set forth below.
Operating Activities
Net cash provided by operating activities was approximately $1.98 million in the current six months, compared with net cash provided by operating activities of approximately $1.96 million in the prior year six months.
The current six months cash provided by operating activities was primarily attributable to the combination of net income of $1.98 million plus non-cash expenses of approximately $0.86 million, partially offset by a net change in operating assets and liabilities of approximately $(0.86) million. Non-cash net expenses were primarily comprised of $0.48 million of stock-based compensation, $1.95 million of depreciation and amortization, loss on extinguishment of debt of $0.19 million, deferred income tax provision of $1.14 million, and gain on reduction of contingent obligations of $(2.85) million. The net change from operating assets and liabilities includes a decrease in accounts receivable of $2.29 million, a decrease in inventory of approximately $1.11 million, an increase in prepaid expenses and other assets of $(0.29) million, a decrease in accounts payable, accrued expenses and other current liabilities of $(3.54) million, and a decrease in other liabilities of $(0.20) million, all of which are primarily due to timing of collections and payments, and cash paid in excess of rent expense of $(0.24) million.

The prior year six months cash provided by operating activities was primarily attributable to the combination of net income of $0.39 million plus non-cash expenses of approximately $3.5 million and net change in operating assets and liabilities of approximately $(1.93) million. Non-cash net expenses mainly consisted of $1.56 million of deferred income tax provision, $0.97 million of stock-based compensation, $0.87 million of depreciation and amortization, and non-cash interest and other finance costs of $0.11 million. The net change in operating assets and liabilities included a net increase in accounts receivable of $(1.54) million, an increase in accounts payable, accrued expenses and other current liabilities of $0.53 million, all primarily due to timing of collections and payments, an increase in inventory attributable to our jewelry wholesale and e-commerce operations of approximately $(0.79) million, and a decrease in other liabilities of $(0.08) million attributable to accrued rent.
Investing Activities
Net cash used in investing activities for the current six months was approximately $(9.4) million, compared with approximately $(1.1) million in the prior year quarter. Cash used in investing activities for the current six months was primarily related to cash consideration paid to acquire the Halston Heritage Brands. Cash used in investing activities for in the prior year quarter was primarily attributable to capital expenditures.
Financing Activities
Net cash provided by (used in) financing activities for the current six months was approximately $4.5 million, and was primarily attributable to proceeds received from long-term debt of $7.5 million, partially offset by payments made on long-term debt of $(2.0) million, the final payment on the IM Seller Note obligation of $(0.74), and payment of $(0.29) million of deferred finance costs.
Net cash (used in) financing activities for the prior year six months was approximately $(3.43) million, primarily attributable to payments on our senior term debt obligation of $(2.0) million, payment on our IM Seller Note obligation of approximately $(0.73) million, and shares repurchased related to vested restricted stock in exchange for withholding taxes of $(0.70) million.
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
We continue to expand our Judith Ripka Fine Jewelry wholesale and e-commerce business, and in November 2018, we transitioned our department store business from a licensing model to a wholesale model. Our strategy is to manage our working capital needs by utilizing back-to-back sales and purchase orders and minimizing inventory risk. This change should increase our total and net revenues as compared to the licensing model.
In addition, we continue to seek new opportunities, including expansion through interactive television, our “virtual vertical” production platform, additional domestic and international licensing arrangements, and acquiring additional brands.
Our success, however, will still remain largely dependent on our ability to build and maintain our brands’ awareness and contract with and retain key licensees and retail relationships, as well as both our and our licensees’ ability to accurately predict upcoming fashion and design trends within our respective customer bases and fulfill the product requirements of their particular retail channels within the global marketplace. Unanticipated changes in consumer fashion preferences and purchasing patterns, slowdowns in the U.S. economy, changes in the prices of supplies, consolidation of retail establishments, and other factors noted in “Risk Factors” could adversely affect our licensees’ ability to meet and/or exceed their contractual commitments to us and thereby adversely affect our future operating results.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on April 1, 2019, for a discussion of our critical accounting policies. Additionally, as described more fully in Note 1 and Note 5 of the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q, we adopted a new accounting standard on January 1, 2019 related to leases, which included the election of certain accounting policies and practical expedients under this new standard. During the three and six months ended June 30, 2019, there were no other material changes to our accounting policies.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable to smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES
A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2019, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2019 such that the information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
B. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:
There have not been any significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There were no sales of unregistered or registered securities during the three and six months ended June 30, 2019.

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

Date: August 12, 2019	By:	/s/ Robert W. D’Loren
Name: Robert W. D’Loren
Title: Chairman and Chief Executive Officer

	By:	/s/ James Haran
Name: James Haran
Title: Chief Financial Officer and Vice President