Form 10-Q
period 2019-09-30
XCel Brands, Inc.
filed 2019-11-14
CIK 1083220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
As of November 8, 2019, there were 18,958,247 shares of common stock, $.001 par value per share, of the issuer outstanding.

XCEL BRANDS, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

3

Xcel Brands, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
	(Unaudited)	(Note 1)
Assets
Current Assets:
Cash and cash equivalents	$5,890	$8,837
Accounts receivable, net	9,972	11,010
Inventory	2,075	1,988
Prepaid expenses and other current assets	1,293	2,040
Total current assets	19,230	23,875
Property and equipment, net	3,613	3,202
Operating lease right-of-use assets	9,583	—
Trademarks and other intangibles, net	117,347	108,989
Restricted cash	1,109	1,482
Other assets	571	511
Total non-current assets	132,223	114,184
Total Assets	$151,453	$138,059

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$4,527	$5,140
Accrued payroll	1,232	2,011
Current portion of accrued rent liability	—	690
Current portion of operating lease obligation	1,732	—
Current portion of long-term debt	4,750	5,325
Current portion of long-term debt, contingent obligations	—	2,950
Total current liabilities	12,241	16,116
Long-Term Liabilities:
Long-term portion of accrued rent liability	—	2,202
Long-term portion of operating lease obligation	10,221	—
Long-term debt, less current portion	15,939	11,300
Deferred tax liabilities, net	9,419	8,139
Other long-term liabilities	224	420
Total long-term liabilities	35,803	22,061
Total Liabilities	48,044	38,177

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized at September 30, 2019 and December 31, 2018, respectively, and 18,958,247 and 18,138,616 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	19	18
Paid-in capital	101,739	100,097
Retained earnings (accumulated deficit)	1,651	(233)
Total Stockholders' Equity	103,409	99,882
Total Liabilities and Stockholders' Equity	$151,453	$138,059
See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Net licensing revenue	$6,428	$7,823	$21,094	$24,445
Net sales	4,504	444	9,277	1,075
Net revenue	10,932	8,267	30,371	25,520
Cost of goods sold (sales)	2,950	231	6,549	640
Gross profit	7,982	8,036	23,822	24,880

Operating costs and expenses
Salaries, benefits and employment taxes	4,045	3,815	12,038	12,361
Other design and marketing costs	797	639	2,352	2,194
Other selling, general and administrative expenses	1,356	1,281	4,014	3,691
Costs in connection with potential acquisition	126	—	231	—
Stock-based compensation	295	447	777	1,415
Depreciation and amortization	991	456	2,939	1,323
Total operating costs and expenses	7,610	6,638	22,351	20,984

Other Income
Gain on reduction of contingent obligation	—	—	2,850	—
Total other income	—	—	2,850	—

Operating income	372	1,398	4,321	3,896

Interest and finance expense
Interest expense - term debt	317	224	907	706
Other interest and finance charges	13	34	61	104
Loss on extinguishment of debt	—	—	189	—
Total interest and finance expense	330	258	1,157	810

Income before income taxes	42	1,140	3,164	3,086

Income tax provision	137	158	1,280	1,717

Net (loss) income	$(95)	$982	$1,884	$1,369

Basic net (loss) income per share:	$(0.01)	$0.05	$0.10	$0.07

Diluted net (loss) income per share:	$(0.01)	$0.05	$0.10	$0.07

Basic weighted average common shares outstanding	18,975,265	18,266,202	18,839,424	18,304,608
Diluted weighted average common shares outstanding	18,975,265	18,267,043	18,840,149	18,310,654
See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders' Equity
For the Three and Nine Months Ended September 30, 2019 and 2018
(in thousands, except share data)

	Common Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Balance as of December 31, 2017	18,318,961	$18	$98,997	$(1,321)	$97,694

Compensation expense in connection with stock options and restricted stock	—	—	507	—	507

Issuance of shares for accrued stock liability	91,826	—	281	—	281

Shares repurchased including vested restricted stock in exchange for withholding taxes	(43,638)	—	(90)	—	(90)

Net income	—	—	—	500	500

Balance as of March 31, 2018	18,367,149	18	99,695	(821)	98,892

Compensation expense in connection with stock options and restricted stock	—	—	461	—	461

Issuance of shares for accrued stock liability	13,594	—	64	—	64

Shares issued to employees in connection with restricted stock grants, net of forfeitures	67,052	—	—	—	—

Shares repurchased including vested restricted stock in exchange for withholding taxes	(181,593)	—	(612)	—	(612)

Net loss	—	—	—	(113)	(113)

Balance as of June 30, 2018	18,266,202	18	99,608	(934)	98,692

Compensation expense in connection with stock options and restricted stock	—	—	447	—	447

Net income	—	—	—	982	982

Balance as of September 30, 2018	18,266,202	$18	$100,055	$48	$100,121

Balance as of December 31, 2018	18,138,616	$18	$100,097	$(233)	$99,882

Issuance of common stock in connection with the acquisition of Halston Heritage	777,778	1	1,057	—	1,058

Compensation expense in connection with stock options and restricted stock	—	—	347	—	347

Net income	—	—	—	127	127

Balance as of March 31, 2019	18,916,394	19	101,501	(106)	101,414

Compensation expense in connection with stock options and restricted stock	—	—	135	—	135

Shares issued to employees in connection with restricted stock grants	60,000	—	—	—	—

Net income	—	—	—	1,852	1,852

Balance as of June 30, 2019	18,976,394	19	101,636	1,746	103,401

Compensation expense in connection with stock options and restricted stock	—	—	127	—	127

Shares repurchased including vested restricted stock in exchange for withholding taxes	(18,147)	—	(24)	—	(24)

Net loss	—	—	—	(95)	(95)

Balance as of September 30, 2019	18,958,247	$19	$101,739	$1,651	$103,409

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$1,884	$1,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,939	1,323
Amortization of deferred finance costs	114	129
Stock-based compensation	777	1,415
Amortization of note discount	16	31
Allowance for doubtful accounts	(144)	—
Loss on extinguishment of debt	189	—
Deferred income tax provision	1,280	1,717
Gain on reduction of contingent obligation	(2,850)	—

Changes in operating assets and liabilities:
Accounts receivable	1,182	(1,112)
Inventory	(87)	(924)
Prepaid expenses and other assets	(14)	(51)
Accounts payable, accrued expenses and other current liabilities	(1,744)	964
Cash paid in excess of rent expense	(337)	—
Other liabilities	(196)	(148)
Net cash provided by operating activities	3,009	4,713

Cash flows from investing activities
Cash consideration for acquisition of Halston Heritage assets	(8,830)	—
Purchase of property and equipment	(918)	(1,099)
Net cash used in investing activities	(9,748)	(1,099)

Cash flows from financing activities
Shares repurchased including vested restricted stock in exchange for
withholding taxes	(24)	(702)
Payment of deferred finance costs	(315)	—
Proceeds from long-term debt	7,500	—
Payment of long-term debt	(3,742)	(4,459)
Net cash provided by (used in) financing activities	3,419	(5,161)

Net decrease in cash, cash equivalents, and restricted cash	(3,320)	(1,547)

Cash, cash equivalents, and restricted cash at beginning of period	10,319	11,694

Cash, cash equivalents, and restricted cash at end of period	$6,999	$10,147

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$5,890	$8,638
Restricted cash	1,109	1,509
Total cash, cash equivalents, and restricted cash	$6,999	$10,147

Supplemental disclosure of non-cash activities:
Operating lease right-of-use asset	$10,409	$—
Operating lease obligation	$13,210	$—
Accrued rent offset to operating lease right-of-use assets	$2,801	$—
Settlement of seller note through offset to receivable	$600	$—
Settlement of contingent obligation through offset to note receivable	$100	$100
Issuance of common stock in connection with Halston Heritage assets acquisition	$1,058	$—

Contingent obligation related to acquisition of Halston Heritage assets at fair value	$900	$—
Liability for equity-based bonuses	$168	$(345)

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$91	$258
Cash paid during the period for interest	$1,108	$754
See Notes to Unaudited Condensed Consolidated Financial Statements.

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2019
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
The Company is a media and consumer products company engaged in the design, production, marketing, wholesale, and direct-to-consumer sales of branded apparel, footwear, accessories, jewelry, home goods and other consumer products, and the acquisition of dynamic consumer lifestyle brands. Xcel was founded by Robert W. D'Loren in 2011 with a vision to reimagine shopping, entertainment, and social as one. The Company owns and manages the Isaac Mizrahi brands (the "Isaac Mizrahi Brand"), the Judith Ripka brands (the "Ripka Brand"), the Halston brands ("Halston Brand"), the C Wonder brands (the "C Wonder Brand"), and other proprietary brands, pioneering a ubiquitous sales strategy which includes the promotion and sales of products under its brands through interactive television, internet, brick-and-mortar retail, and e-commerce channels. Headquartered in New York City, Xcel is led by an executive team with significant production, merchandising, design, marketing, retailing and licensing experience, and a proven track record of success in elevating branded consumer product companies. With an experienced team of professionals focused on design, production, and digital marketing, Xcel maintains control of product quality and promotion across all of its product categories and distribution channels.
Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year. These reclassifications had no impact on net income, stockholders’ equity, or cash flows as previously reported.
Recently Adopted Accounting Pronouncements
The Company adopted Accounting Standards Update ("ASU") 2016-02 effective January 1, 2019, by applying the new guidance under the additional and alternative transition method allowed by ASU 2018-11, “Leases (Topic 842): Targeted Improvements”. The standard had a material impact on the Company’s unaudited condensed consolidated balance sheet but did not have an impact on the Company’s unaudited condensed consolidated statement of operations. As of January 1, 2019, the adoption resulted in the recognition of operating lease right-of-use ("ROU") assets of approximately $10.4 million, lease liabilities of approximately $13.2 million, and a decrease of approximately $2.8 million in accrued rent.

The Company elected the available practical expedients under Accounting Standards Codification ("ASC") 842-10-15-37 (thereby not separating lease components from non-lease components and instead accounting for all components as a single lease component) and ASC 842-10-65-1 (thereby, among other things, not reassessing lease classification), and implemented changes to its processes and methodologies related to leases to enable the preparation of financial information on adoption and to allow for the correct identification, classification, and measurement of leases in accordance with the new guidance going forward.

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2019
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

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

2.	Trademarks and Other Intangibles
Trademarks and other intangibles, net consist of the following:

($ in thousands)	Weighted Average Amortization Period	September 30, 2019
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks (indefinite-lived)	n/a	$69,100	$—	$69,100
Trademarks (finite-lived)	15 years	15,463	4,294	11,169
Trademarks (finite-lived)	18 years	37,994	1,536	36,458
Other intellectual property	7 years	762	400	362
Copyrights and other intellectual property	10 years	190	105	85
Customer list	5 years	200	27	173
Total		$123,709	$6,362	$117,347

($ in thousands)	Weighted Average Amortization Period	December 31, 2018
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks (indefinite-lived)	n/a	$96,707	$—	$96,707
Trademarks (finite-lived)	15 years	15,463	3,521	11,942
Other intellectual property	7 years	561	321	240
Copyrights and other intellectual property	10 years	190	90	100
Total		$112,921	$3,932	$108,989
Amortization expense for intangible assets was approximately $0.83 million for the three-month period ended September 30, 2019 (the "current quarter") and was approximately $0.28 million for the three-month period ended September 30, 2018 (the "prior year quarter"). Amortization expense for intangible assets was approximately $2.43 million for the nine-month period ended September 30, 2019 (the "current nine months") and was approximately $0.85 million for the nine-month period ended September 30, 2018 (the "prior year nine months").
The trademarks related to the Isaac Mizrahi Brand and the Ripka Brand have been determined to have indefinite useful lives and, accordingly, no amortization has been recorded for these assets.
Effective January 1, 2019, and in consideration of the acquisition of the Halston and Halston Heritage trademarks in February 2019, the Company has determined that the Halston brand, inclusive of all of its trademarks, including H Halston, and H by Halston, has a finite life of 18 years, and is amortized on a straight-line basis accordingly. Prior to January 1, 2019, the H Halston and H by Halston assets were considered indefinite-lived assets.
3. Acquisition of Halston Heritage Trademarks

On February 11, 2019 (the "Closing Date"), the Company and its wholly owned subsidiary, H Heritage Licensing, LLC, entered into an asset purchase agreement (the "Heritage Asset Purchase Agreement") with the H Company IP, LLC (the "Seller" or "HIP") and its parent, House of Halston LLC ("HOH"), pursuant to which the Company acquired certain assets of HIP, including the "Halston", "Halston Heritage", and "Roy Frowick" trademarks (collectively, the "Halston Heritage Trademarks") and other intellectual property rights relating thereto. Benjamin Malka, who was a director of the Company, is a 25% equity holder of HOH and former Chief Executive Officer of HOH.

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

Pursuant to the Heritage Asset Purchase Agreement, at closing, the Company delivered in escrow for HIP or its designees (collectively, the “Sellers”) an aggregate of $8.4 million in cash and 777,778 shares of the Company’s common stock valued at $1.1 million (the “Xcel Shares”), subject to a voting agreement and a lock-up agreement relating to the Xcel Shares and a consent and waiver agreement each in form satisfactory to Xcel within three months from the date of the Heritage Asset Purchase Agreement. Such agreements were executed and delivered to Xcel, and the Xcel Shares were issued and delivered to the Sellers.

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

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

As more fully described in Note 6, concurrent with the acquisition of the Halston Heritage Trademarks, the Company entered into an amended loan agreement with BHI (the “Second Amended and Restated Loan and Security Agreement” or the "Xcel Term Loan"). The Xcel Term Loan amended and restated the existing Bank Hapoalim B.M. ("BHI") term loan (the "Amended Loan Agreement" or the "Prior Term Loan"). Immediately prior to the Closing Date, the aggregate principal amount of the Prior Term Loan was $14.5 million. Pursuant to the Xcel Term Loan, the Lenders extended to Xcel an additional term loan in the amount of $7.5 million, such that, as of the Closing Date, the aggregate outstanding balance of all the Xcel Term Loan was $22.0 million, which amount has been divided into two term loans: (1) a term loan in the amount of $7.3 million, Term Loan A, and (2) a term loan in the amount of $14.7 million, Term Loan B. The proceeds of the additional term loan extended on the Closing Date were used to finance a portion of the Halston Heritage Trademark acquisition described above.

4.	Significant Contracts
QVC Agreements
Under the Company’s agreements with QVC, QVC is required to pay the Company fees based primarily on a percentage of its net sales of Isaac Mizrahi, Ripka, and H Halston branded merchandise. QVC royalty revenue represents a significant portion of the Company’s total revenues.

•
Total revenues from QVC totaled $5.16 million and $6.42 million for the current and prior year quarter, respectively, representing approximately 47% and 78% of the Company’s total net revenues for the current and prior year quarter, respectively.

•
Total revenues from QVC totaled $17.96 million and $19.90 million for the current and prior year nine months, respectively, representing approximately 59% and 78% of the Company’s total net revenues for the current and prior year nine months, respectively.

•
As of September 30, 2019, and December 31, 2018, the Company had receivables from QVC of $5.30 million and $5.68 million, respectively, representing approximately 53% and 52% of the Company’s total receivables, respectively.

5. Leases

The Company has operating leases for its current office, former office, and certain equipment with a term of 12 months or less. The Company's office leases have remaining lease terms of 2 years to 8 years. The Company does not recognize lease liabilities and ROU assets for lease terms of 12 months or less, but recognizes such lease payments in net income on a straight-line basis over the lease terms. The Company determines if an arrangement is a lease at inception. Operating leases are recorded in operating lease ROU assets, current portion of operating lease liabilities, and long-term operating lease liabilities on the Company's condensed consolidated balance sheet.

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

For the current and prior year quarter, lease expense included in selling, general and administrative expenses on the Company's unaudited condensed consolidated statements of operations was $0.4 million. For the current and prior year nine months, lease expense included in selling, general and administrative expenses on the Company's unaudited condensed consolidated statements of operations was $1.2 million and $1.1 million, respectively.

As of September 30, 2019, the weighted average remaining operating lease term was 7.0 years and the weighted average discount rate for operating leases was 6.3%.

Cash paid for amounts included in the measurement of operating lease liabilities in the current quarter and current nine months ended September 30, 2019 was $0.6 million and $1.8 million, respectively.

As of September 30, 2019, the maturities of lease liabilities were as follows:

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

($ in thousands)
Remainder of 2019	$612
2020	2,423
2021	2,577
2022	1,732
2023	1,553
After 2023	5,950
Total lease payments	14,847
Less: Discount	2,894
Present value of lease liabilities	11,953
Current portion of lease liabilities	1,732
Non-current portion of lease liabilities	$10,221

6.	Debt and Contingent Obligations
The Company’s net carrying amount of debt was comprised of the following:

($ in thousands)	September 30, 2019	December 31, 2018
Xcel Term Loan	$20,000	$15,500
Unamortized deferred finance costs related to term loan	(211)	(200)
IM Seller Note	—	742
Ripka Seller Note	—	583
Contingent obligation - HH Seller	900	—
Contingent obligation - JR Seller	—	100
Contingent obligation - CW Seller	—	2,850
Total	20,689	19,575
Current portion of long-term debt (i), (ii)	4,750	8,275
Long-term debt	$15,939	$11,300

(i)	The current portion of long-term debt as of September 30, 2019 consisted of $4.75 million related to the Xcel Term Loan.

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

The terms and conditions of the Xcel Term Loan resulted in significantly different debt service payment requirements, compared with the prior term debt with BHI, which included an increase of $7.5 million in the principal balance, and related changes to the timing and amount of principal payments, as well as changes in the interest rate. Management assessed and determined that this

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

amendment resulted in a loss on extinguishment of debt and recognized a loss of $0.2 million (consisting of unamortized deferred finance costs) during the nine-month period ended September 30, 2019. Upon entering into Xcel Term Loan, Xcel paid an upfront fee in the amount of $0.09 million to BHI.

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

Principal on Term Loan A is payable in quarterly installments on each of March 31, June 30, September 30, and December 31 as follows:

($ in thousands)
Period	Amount
June 30, 2019 – September 30, 2020	$1,000

December 31, 2020	$1,250

Principal on Term Loan B is payable in quarterly installments on each of March 31, June 30, September 30, and December 31 as follows:

($ in thousands)
Period	Amount
March 31, 2020 – September 30, 2020	$250

March 31, 2021 – December 30, 2022	$1,125

March 31, 2023 – December 31, 2023	$1,250

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
September 30, 2019
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
 Xcel’s obligations under the Xcel Term Loan are guaranteed by and secured by all of the assets of Xcel and its wholly owned subsidiaries, as well as any subsidiary formed or acquired that becomes a credit party to the Xcel Term Loan agreement (the “Guarantors”) and, subject to certain limitations contained in Xcel Term Loan, equity interests of the Guarantors.
 Xcel also granted the Lenders a right of first offer to finance any acquisition for which the consideration will be paid other than by cash of Xcel or by the issuance of equity interest of Xcel.
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
The Xcel Term Loan contains customary covenants, including reporting requirements, trademark preservation, and the following financial covenants of Xcel (on a consolidated basis with Xcel and the Guarantors under the Second Amended and Restated Loan and Security Agreement):

•	net worth of at least $90.0 million at the end of each fiscal quarter;

•	liquid assets of at least $4.0 million through April 30, 2020, and at least $5.0 million thereafter;

•	the fixed charge coverage ratio for the twelve-fiscal month period ending at the end of each fiscal quarter shall not be less than the ratio set forth below for such fiscal period:

Fiscal Quarter End	Fixed Charge Coverage Ratio
December 31, 2019, March 31, 2020, June 30, 2020, September 30, 2020	1.05 to 1.00
December 31, 2020, March 31, 2021, June 30, 2021, September 30, 2021, December 31, 2021 and thereafter	1.10 to 1.00

•	capital expenditures (excluding any capitalized compensation costs) shall not exceed $1.7 million for fiscal year December 31, 2018;

•	capital expenditures (excluding any capitalized compensation costs) shall not exceed $0.9 million for fiscal year December 31, 2019;

•	capital expenditures (excluding any capitalized compensation costs) shall not exceed $0.7 million for any fiscal year beginning after December 31, 2019; and

•	the leverage ratio for the twelve-fiscal month period ending at the end of each fiscal period set forth below shall not exceed the ratio below:

Fiscal Period	Maximum Leverage Ratio
December 31, 2018	2.90 to 1.00
December 31, 2019, March 31, 2020, June 30, 2020, and September 30, 2020	2.40 to 1.00
December 31, 2020, March 31, 2021, June 30, 2021 and September 30, 2021	1.70 to 1.00
December 31, 2021 and each Fiscal Quarter end thereafter	1.50 to 1.00

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

The Company was in compliance with all applicable covenants as of September 30, 2019.
For the current and prior year quarter, the Company incurred aggregate interest expense on its Prior Term Debt and Xcel Term Loan of approximately $317,000 and $215,000, respectively. For the current nine months and prior year nine months, the Company incurred aggregate interest expense on its Prior Term Debt and Xcel Term Loan of approximately $903,000 and $677,000, respectively.

IM Seller Note

On September 19, 2016, the Company’s note payable to the sellers of the Isaac Mizrahi business (the “IM Seller Note") was further amended and restated to (1) revise the maturity date to March 31, 2019, (2) require six semi-annual principal and interest installment payments of $750,000, commencing on September 30, 2017 and ending on March 31, 2019, (3) revise the stated interest rate to 2.236% per annum, (4) allow for optional prepayments at any time at the Company’s discretion without premium or penalty, and (5) require that all payments of principal and interest be made in cash. Management assessed and determined that this amendment represented a debt modification and, accordingly, no gain or loss was recorded.

On March 31, 2019, the Company paid the final installment of $750,000 under the IM Seller Note.

For the current and prior year quarter, the Company incurred interest expense of approximately $0 and $8,000, respectively, under the IM Seller Note. For the current nine months and prior year nine months, the Company incurred interest expense of approximately $4,000 and $29,000, respectively, under the IM Seller Note.

Ripka Seller Note

As of December 31, 2018, the Company had a note payable of approximately $0.58 million relating to the acquisition of the Judith Ripka assets (the "Ripka Seller Note"). Separately, the Company held a promissory note receivable due from the sellers of the Judith Ripka assets (the "Ripka Sellers") with a maturity date of March 31, 2019. On March 31, 2019, the Company agreed to net its note receivable due from the Ripka Sellers of approximately $0.9 million against the Ripka Seller Note of $0.6 million and the remaining Ripka Earn-Out of $0.1 million (see below). As of September 30, 2019, the balance of the Ripka Seller Note was $0.

For the current and prior year quarter, the Company incurred interest expense of approximately $0 and $10,000, respectively, under the Ripka Seller Note, which consisted solely of amortization of the discount on the Ripka Seller Note. For the current nine months and prior year nine months, the Company incurred interest expense of approximately $10,000 and $31,000, respectively.

Contingent Obligation - JR Seller (Ripka Earn-Out)

The Ripka Earn-Out was contingent upon the Ripka Brand achieving at least $6,000,000 of net royalty income from QVC during each of the 12-month periods ending on March 31, 2018 and 2019, and was payable in equal cash payments on each of May 15, 2018 and 2019. The Ripka Brand achieved the above-indicated threshold of net royalty income from QVC during the 12-month period ended March 31, 2018, and on May 15, 2018, the Company settled the $100,000 earnout due by reducing the principal amount owed by Judith Ripka to the Company under a promissory note. As of December 31, 2018, the balance of the Ripka Earn-Out was $0.1 million. On March 31, 2019, the Company satisfied the remaining Ripka Earn-Out balance of $0.1 million by off-setting the amount against the promissory note receivable. As of September 30, 2019, the balance of the Ripka Earn-Out was $0.

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
September 30, 2019
(Unaudited)

Target Year. The C Wonder Earn-Out of $2.85 million was recorded in the current portion of long-term debt in the accompanying condensed consolidated balance sheet as of December 31, 2018.

Under the applicable accounting guidance, the Company was required to carry such contingent liability balance on its consolidated balance sheet until the measurement period of the earn-out expired and all related contingencies had been resolved. The final Royalty Target Year ended on June 30, 2019, and the seller ultimately did not earn any additional consideration based on the formula set forth above. As such, during the current nine months, the Company recorded a $2.85 million gain on the reduction of contingent obligations in the accompanying condensed consolidated statements of operations. As of September 30, 2019, the balance of the C Wonder Earn-Out was $0.

Contingent Obligations - HH Seller (Halston Heritage Earn-Out)

In connection with the February 11, 2019 purchase of the Halston Heritage Trademarks from HIP, the Company agreed to pay HIP additional consideration (the “Halston Heritage Earn-Out”) (see Note 3). The Halston Heritage Earn-Out of $0.9 million is recorded as long-term debt at September 30, 2019 in the accompanying condensed consolidated balance sheet, based on the difference between the fair value of the acquired assets of the Halston Heritage Trademarks and the total consideration paid. In accordance with ASC Topic 480, the Halston Heritage Earn-Out obligation is treated as a liability in the accompanying condensed consolidated balance sheets because of the variable number of shares payable under the agreement.

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
September 30, 2019
(Unaudited)

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
On February 27, 2019, the Company granted options to purchase 2,578,947 shares of common stock to Robert D’Loren, the Company’s Chief Executive Officer. The exercise price is $1.70 per share, and the vesting of such options is dependent upon the Company’s common stock achieving certain stock trading prices for a minimum of ten (10) trading days (the "Target Prices"). The vesting of 736,842 shares occur if the Target Prices are equal to or greater than $3.00 per share; 626,316 shares vest if the Target Price is equal to or greater than $5.00 per share; 515,789 shares vest if the Target Price is equal to or greater than $7.00 per share; 405,263 shares vest if the Target Price is equal to or greater than $9.00 per share; and 294,737 shares vest if the Target Price is equal to or greater than $11.00 per share. The options are exercisable until February 27, 2029. As of September 30, 2019, none of the aforementioned Target Price thresholds have been met, and therefore, none of these options have vested.
On February 27, 2019, the Company granted options to purchase 552,632 shares of common stock to James Haran, the Company’s Chief Financial Officer. The exercise price is $1.70 per share, and the vesting of such options is dependent upon the Company’s common stock achieving certain stock trading prices for a minimum of ten (10) trading days (the "Target Prices"). The vesting of 157,895 shares occur if the Target Prices are equal to or greater than $3.00 per share; 134,211 shares vest if the Target Price is equal to or greater than $5.00 per share; 110,526 shares vest if the Target Price is equal to or greater than $7.00 per share; 86,842 shares vest if the Target Price is equal to or greater than $9.00 per share; and 63,158 shares vest if the Target Price is equal to or greater than $11.00 per share. The options are exercisable until February 27, 2029. As of September 30, 2019, none of the aforementioned Target Price thresholds have been met, and therefore, none of these options have vested.
On February 27, 2019, the Company granted options to purchase 368,421 shares of common stock to Seth Burroughs, an officer of the Company. The exercise price is $1.70 per share, and the vesting of such options is dependent upon the Company’s common stock achieving certain stock trading prices for a minimum of ten (10) trading days (the "Target Prices"). The vesting of 105,263 shares occur if the Target Prices are equal to or greater than $3.00 per share; 89,474 shares vest if the Target Price is equal to or greater than $5.00 per share; 73,684 shares vest if the Target Price is equal to or greater than $7.00 per share; 57,895 shares vest if the Target Price is equal to or greater than $9.00; and 42,105 shares vest if the Target Price is equal to or greater than $11.00 per share. The options are exercisable until February 27, 2029. As of September 30, 2019, none of the aforementioned Target Price thresholds have been met, and therefore, none of these options have vested.
On March 13, 2019, the Company granted options to purchase an aggregate of 154,000 shares of common stock to various employees. The exercise price of the options is $1.73 per share, and all options vested immediately on the date of grant.
On March 15, 2019, the Company granted options to purchase 50,000 shares of common stock to a certain key employee. The exercise price of the options is $5.50 per share, and all options vested immediately on the date of grant.
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

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

On May 1, 2019, the Company granted options to purchase 10,000 shares of common stock to an employee. The exercise price of the options is $1.38 per share, and 50% of the options vest on each of May 1, 2020 and May 1, 2021.
On September 1, 2019, the Company granted options to purchase 15,000 shares of common stock to an employee. The exercise price of the options is $1.59 per share, and one-third of the options will vest on each of September 1, 2020, September 1, 2021, and September 1, 2022.
A summary of the Company’s stock options activity for the current nine months is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	3,257,875	$5.44	3.19	$—
Granted	4,153,000	1.84
Canceled	—	—
Exercised	—	—
Expired/Forfeited	(271,250)	5.28
Outstanding at September 30, 2019, and expected to vest	7,139,625	$3.35	6.08	$—
Exercisable at September 30, 2019	2,598,125	$5.16	2.15	$—
Compensation expense related to stock options for the current quarter and the prior year quarter was approximately $66,000 and $319,000, respectively. Compensation expense related to stock options for the current nine months and prior year nine months was approximately $382,000 and $867,000, respectively. Total unrecognized compensation expense related to unvested stock options at September 30, 2019 amounts to approximately $387,000 and is expected to be recognized over a weighted average period of approximately 1.98 years.
A summary of the Company’s non-vested stock options activity for the current nine months is as follows:

	Number of Options	Weighted Average Grant Date Fair Value
Balance at January 1, 2019	1,481,079	$1.23
Granted	4,153,000	0.03
Vested	(1,024,914)	1.03
Forfeited or Canceled	(67,665)	0.99
Balance at September 30, 2019	4,541,500	$0.18
Warrants
Warrants granted under the Plan expire at various times - either five, seven, or ten years from the date of grant, depending on the particular grant.
On July 18, 2019, the Company granted warrants to purchase an aggregate of 115,000 shares of common stock. The exercise price of the warrants is $3.17 per share, and one-third of the options vested on each of July 25, 2019, August 24, 2019, and September 23, 2019.
A summary of the Company’s warrants activity for the current nine months is as follows:

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding and exercisable at January 1, 2019	1,214,815	$9.32	1.66	$—
Granted	115,000	3.17
Canceled	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding and exercisable at September 30, 2019	1,329,815	$8.79	1.25	$—
Compensation expense related to warrants was approximately $14,000 for both the current quarter and current nine months.
No compensation expense was recognized in the prior year quarter or prior year nine months related to warrants.
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
A summary of the Company’s restricted stock activity for the current nine months is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	1,460,210	$4.82
Granted	60,000	1.70
Canceled	—	—
Vested	(121,000)	5.24
Expired/Forfeited	—	—
Outstanding at September 30, 2019	1,399,210	$4.65
Compensation expense related to restricted stock grants for the current and prior year quarter was approximately $47,000 and $128,000, respectively. Compensation expense related to restricted stock grants for the current nine months and prior year nine months was approximately $213,000 and $548,000, respectively. Total unrecognized compensation expense related to unvested restricted stock grants at September 30, 2019 amounts to approximately $144,000 and is expected to be recognized over a weighted average period of approximately 1.03 years.
The Company also recognized approximately $168,000 of compensation expense for the current quarter and current nine months, related to certain senior management bonuses payable in stock.
Shares Available Under the Company’s 2011 Equity Incentive Plan
At September 30, 2019, there were 1,890,346 shares of common stock available for issuance under the Plan.

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

Shares Reserved for Issuance
At September 30, 2019, there were 10,359,786 shares of common stock reserved for issuance pursuant to unexercised warrants and stock options, or available for issuance under the Plan.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic	18,975,265	18,266,202	18,839,424	18,304,608
Effect of exercise of warrants	—	841	725	866
Effect of exercise of stock options	—	—	—	5,180
Diluted	18,975,265	18,267,043	18,840,149	18,310,654
As a result of the net loss presented for the current quarter, the Company calculated diluted earnings per share using basic weighted average shares outstanding for such period, as utilizing diluted shares would be anti-dilutive to loss per share.
The computation of diluted EPS excludes the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options and warrants	8,469,440	4,491,024	8,419,375	4,491,024

9.	Income Tax

The effective income tax rate for the current quarter and the prior year quarter was approximately 333% and 14%, respectively, resulting in an income tax provision of $0.14 million and $0.16 million, respectively.

The effective income tax rate for the current nine months and the prior year nine months was approximately 40% and 56%, respectively, resulting in an income tax provision of $1.28 million and $1.72 million, respectively.

For the current quarter, the effective tax rate was primarily attributable to the tax impact from the vesting of restricted shares of common stock, which was treated as a discrete item for tax purposes; this item increased the effective rate by approximately 291%. The federal statutory rate also differed from the effective tax rate due to state taxes and recurring permanent differences, which increased the effective tax rate by approximately 8.41% and 11.84%, respectively.

For the prior year quarter, the federal statutory rate differed from the effective tax rate primarily due to state taxes and recurring permanent differences, which increased (decreased) the effective tax rate by approximately 3.64% and (11.15)%, respectively.

For the current nine months, the federal statutory rate differed from the effective tax rate primarily due to state taxes and recurring permanent differences, which increased the effective tax rate by approximately 9.43% and 9.49%, respectively. The effective tax

XCEL BRANDS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

rate was also partly attributable to the tax impact from the vesting of restricted shares of common stock, which was treated as a discrete item for tax purposes; this item increased the effective rate by approximately 3.80%.

For the prior year nine months, the effective tax rate was primarily attributable to the tax impact from the vesting of restricted shares of common stock, which was treated as a discrete item for tax purposes; this item increased the effective rate by approximately 20.37%. The federal statutory rate also differed from the effective tax rate due to state taxes and recurring permanent differences, which increased the effective tax rate by approximately 9.49% and 4.75%, respectively.

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

In response to the enactment of the Act in late 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), that permits filers to record provisional amounts during a measurement period ending no later than one year from the date of the Act’s enactment. As of December 31, 2018, the Company finalized its accounting for the income tax effects of the Act and had no change to its original estimates.

10.	Related Party Transactions
Benjamin Malka
Concurrent with the acquisition of the H Halston Brand on December 22, 2014, the Company and HIP entered into a license agreement (the “HIP License Agreement”), which was subsequently amended September 1, 2015. Benjamin Malka, who was a director of the Company, is a 25% equity holder of HIP’s parent company, HOH, and is the former Chief Executive Officer of HOH. Mr. Malka did not stand for re-election to the Board of Directors at the Company's annual meeting of stockholders held on September 12, 2019.
Through October 26, 2018, the Company was negotiating proposed new arrangements and operated under those terms as an at-will license as set forth below:

•
The HIP Trademark Usage and Royalty Participation Agreement had an initial term that expired on December 31, 2020 unless sooner terminated or renewed, and Xcel shall pay to HIP: (i) 50% of the excess H Halston Royalty paid to Xcel under the DRT Licenses and any other third party licenses that Xcel may enter into; (ii) 25% of the excess developed brand royalty paid to Xcel for the Highline Collective Brand under the DRT Licenses, and 20% of the excess developed brand royalty paid to Xcel for any subsequent developed brand under the DRT Licenses, and (iii) 10% of the excess private label brand royalty paid to Xcel under the DRT Licenses and during the first term only of the DRT Licenses. Additionally, Xcel has the right, but not the obligation, at any time after January 31, 2023, to terminate the obligations under points (ii) and (iii) above by paying to HIP an amount equal to four times the sum of the developed brand credits and private label credits for the contract year ending on January 31, 2023 (the "Buy Out Payment''). The Buy-Out Payment was payable by Xcel and at Xcel's sole discretion either (a) in cash, or (b) in a number of common shares of Xcel calculated based on the amount of the Buy-Out Payment divided by the average closing price for common shares of Xcel on a national exchange for the preceding five trading days, subject to a minimum price for common shares of Xcel of $7.00 per common share.

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
September 30, 2019
(Unaudited)

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
Under the at-will license, the Company recorded approximately $0 and $0.59 million of revenue from HOC for the current quarter and the prior year quarter, respectively. The Company recorded approximately $0 and $1.81 million of revenue from HOC for the current nine months and prior year nine months, respectively. The Company had a receivable balance of $0 and $1.5 million due from HOC as of September 30, 2019 and December 31, 2018, respectively.

On the Closing Date, the Company and its wholly owned subsidiary, H Heritage Licensing, LLC, completed the acquisition of the Halston Heritage Trademarks. See Note 3, "Acquisition of Halston Heritage Trademarks".

11.	Subsequent Event
On November 12, 2019, Longaberger Licensing, LLC, a recently formed 50/50 joint venture between Xcel and Hilco Baskets, LLC, completed the acquisition of certain intellectual property assets of the Longaberger brand. The total purchase price for such assets, including trademarks, designs, and other intellectual property rights, was $750,000. Per the terms of the joint venture arrangement between Xcel and Hilco Baskets, LLC, the Company initially contributed $375,000 of cash to the joint venture, and will also be responsible for contributing an estimated $50,000 to the joint venture to fund nominal working capital needs. Products under the Longaberger brand are scheduled to commence selling on QVC in November 2019.

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
Overview
Xcel Brands, Inc. (“Xcel,” the “Company,” “we,” “us,” or “our”) is a media and consumer products company engaged in the design, production, marketing, wholesale, and direct-to-consumer sales of branded apparel, footwear, accessories, jewelry, home goods and other consumer products, and the acquisition of dynamic consumer lifestyle brands. Xcel was founded by Robert W. D'Loren in 2011 with a vision to reimagine shopping, entertainment, and social as one. The Company owns and manages the Isaac Mizrahi brands (the "Isaac Mizrahi Brand"), the Judith Ripka brands (the "Ripka Brand"), the Halston brands ("Halston Brand"), the C Wonder brands (the "C Wonder Brand"), and other proprietary brands, pioneering a ubiquitous sales strategy which includes the promotion and sales of products under its brands through interactive television, internet, brick-and-mortar retail, and e-commerce channels. Headquartered in New York City, Xcel is led by an executive team with significant production, merchandising, design, marketing, retailing, and licensing experience, and a proven track record of success in elevating branded consumer product companies. With an experienced team of professionals focused on design, production, and digital marketing, Xcel maintains control of product quality and promotion across all of its product categories and distribution channels.
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
Summary of Operating Results
Three months ended September 30, 2019 (the “current quarter”) compared with the three months ended September 30, 2018 (the “prior year quarter”)
Revenues
Current quarter net revenue increased approximately $2.6 million to $10.9 million from $8.3 million for the prior year quarter.

Our jewelry wholesale and e-commerce sales and apparel wholesale sales contributed approximately $4.5 million to net revenue in the current quarter, compared with $0.4 million in the prior year quarter. This increase in sales was primarily attributable to the launch of our apparel wholesale business in November 2018, as well as growth in our Judith Ripka Fine Jewelry e-commerce business.

Net licensing revenue decreased by approximately $1.4 million in the current quarter to $6.4 million, compared with $7.8 million in the prior year quarter. This decline was primarily driven by (i) revenues from one of our existing licensing arrangements changing from guaranteed minimum amounts to sales-based royalties effective April 1, 2019, and (ii) a decrease in design and service fees in our department store business attributable to the transition from a licensing model to a wholesale model. Partially offsetting these declines were revenues recognized in the current quarter related to the recently acquired Halston Heritage trademarks.

Cost of Goods Sold
Current quarter cost of goods sold was $3.0 million, compared with $0.2 million for the prior year quarter due to higher volume of wholesale and e-commerce sales in the current quarter.

Gross profit (which includes cost of goods sold) was approximately $8.0 million in both the current quarter and prior year quarter, as the decrease in net licensing revenue was almost completely offset by an increase in net margin from product sales.

Operating Costs and Expenses
Operating costs and expenses increased approximately $1.0 million, from $6.6 million in the prior year quarter to $7.6 million in the current quarter. This increase was primarily attributable to an increase in amortization expense of approximately $0.5 million related to our intangible assets, resulting from the change in the previously owned Halston trademarks from indefinite-lived assets to a finite-lived assets, and the acquisition of the Halston and Halston Heritage trademarks, also determined to be finite-lived assets. Also contributing to the overall increase in operating costs were increased salary expenses, information technology costs, and shipping and packaging costs, all related to the transition and scaling of portions of our business from a licensing model to a wholesale model.

Interest and Finance Expense
Interest and finance expense for the current quarter was $0.33 million, compared with $0.26 million for the prior year quarter. This increase is attributable to the February 11, 2019 term loan amendment, which resulted in a higher outstanding principal balance as compared with the prior year quarter, as well as a higher interest rate than under the previous term loan.

Income Tax Provision
The effective income tax rate for the current quarter and the prior year quarter was approximately 333% and 14%, respectively, resulting in an income tax provision of $0.14 million and $0.16 million, respectively.
For the current quarter, the effective tax rate was primarily attributable to the tax impact from the vesting of restricted shares of common stock, which was treated as a discrete item for tax purposes; this item increased the effective rate by approximately 291%. The federal statutory rate also differed from the effective tax rate due to state taxes and recurring permanent differences, which increased the effective tax rate by approximately 8.41% and 11.84%, respectively.

For the prior year quarter, the federal statutory rate differed from the effective tax rate primarily due to state taxes and recurring permanent differences, which increased (decreased) the effective tax rate by approximately 3.64% and (11.15%), respectively.
Net (Loss) Income
We had a net loss of $(0.10) million for the current quarter, compared with net income of $0.98 million for the prior year quarter.
Non-GAAP Net Income, Non-GAAP Diluted EPS, and Adjusted EBITDA

We had non-GAAP net income of approximately $1.2 million, or $0.07 per diluted share (“non-GAAP diluted EPS”), for the current quarter and $1.9 million, or $0.10 per diluted share, for the prior year quarter. Non-GAAP net income is a non-GAAP unaudited term, which we define as net income (loss), exclusive of amortization of trademarks, stock-based compensation, non-cash interest and finance expense from discounted debt related to acquired assets, loss on extinguishment of debt, gain on reduction of contingent obligations, costs in connection with potential acquisitions, and deferred income taxes. Non-GAAP net income and non-GAAP diluted EPS measures do not include the tax effect of the aforementioned adjusting items, due to the nature of these items and the Company’s tax strategy. Prior to 2019, the Company did not adjust non-GAAP net income and non-GAAP EPS for the amortization of trademarks or costs in connection with potential acquisitions.
We had Adjusted EBITDA of $1.8 million for the current quarter, compared with Adjusted EBITDA of $2.3 million for the prior year quarter. Adjusted EBITDA is a non-GAAP unaudited measure, which we define as net income (loss) before stock-based compensation, costs in connection with potential acquisitions, interest and finance expense, loss on extinguishment of debt, gain on reduction of contingent obligation, income taxes, other state and local franchise taxes, and depreciation and amortization. Prior to 2019, the Company did not adjust Adjusted EBITDA for costs in connection with potential acquisitions.
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
The following table is a reconciliation of net (loss) income (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net income:

($ in thousands)	Three Months Ended September 30,
	2019	2018
Net (loss) income	$(95)	$982
Amortization of trademarks	786	257
Non-cash interest and finance expense	—	11
Stock-based compensation	295	447
Costs in connection with potential acquisition	126	—
Deferred income tax provision	137	158
Non-GAAP net income	$1,249	$1,855

The following table is a reconciliation of diluted (loss) earnings per share (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted EPS:

	Three Months Ended September 30,
	2019	2018
Diluted (loss) earnings per share	$(0.01)	$0.05
Amortization of trademarks	0.04	0.01
Non-cash interest and finance expense	—	—
Stock-based compensation	0.01	0.03
Costs in connection with potential acquisition	0.01	—
Deferred income tax provision	0.01	0.01
Non-GAAP diluted EPS	$0.06	$0.10
Non-GAAP weighted average diluted shares	19,559,816	18,267,043
The following table is a reconciliation of net (loss) income (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

($ in thousands)	Three Months Ended September 30,
	2019	2018
Net (loss) income	$(95)	$982
Depreciation and amortization	991	456
Interest and finance expense	330	258
Income tax provision	137	158
State and local franchise taxes	38	33
Costs in connection with potential acquisition	126	—
Stock-based compensation	295	447
Adjusted EBITDA	$1,822	$2,334

Nine months ended September 30, 2019 (the “current nine months”) compared with the nine months ended September 30, 2018 (the “prior year nine months”)
Revenues
Current nine months net revenue increased approximately $4.9 million to $30.4 million from $25.5 million for the prior year nine months.

Our jewelry wholesale and e-commerce sales and apparel wholesale sales contributed approximately $9.3 million to net revenue in the current nine months, compared with $1.1 million in the prior year nine months. This increase in sales was primarily attributable to the launch of our apparel wholesale business in November 2018, as well as growth in our Judith Ripka Fine Jewelry e-commerce business.

Net licensing revenue decreased by approximately $3.3 million in the current nine months to $21.1 million, compared with $24.4 million in the prior year nine months. This decline was primarily driven by (i) revenues from one of our existing licensing arrangements changing from guaranteed minimum amounts to sales-based royalties effective April 1, 2019, and (ii) a decrease in design and service fees in our department store business attributable to the transition from a licensing model to a wholesale model. These declines were partially offset by growth in both other existing and new licensing arrangements, as well as revenues recognized in the current nine months related to the recently acquired Halston Heritage trademarks.

Cost of Goods Sold
Current nine months cost of goods sold was $6.5 million, compared with $0.6 million for the prior year nine months due to higher volume of wholesale and e-commerce sales in the current nine months.

Current nine months gross profit (which includes cost of goods sold) decreased approximately $(1.1) million to $23.8 million from $24.9 million for the prior year nine months. This decrease was primarily attributable to the decrease in net licensing revenue, partially offset by an increase in net margin from product sales.

Operating Costs and Expenses
Operating costs and expenses increased approximately $1.4 million to $22.4 million for the current nine months from approximately $21.0 million in the prior year nine months. This increase was primarily attributable to an increase in amortization expense of our intangible assets, due to the change in the previously owned Halston trademarks from indefinite lived-assets to a finite lived-assets, and the acquisition of the Halston and Halston Heritage trademarks, also determined to be finite-lived assets. Also contributing to the overall increase in operating costs were higher information technology costs and shipping and packaging costs, related to the transition and scaling of portions of our business from a licensing model to a wholesale model. These increases were partially offset by reductions in stock-based compensation.

Other Income
During the current nine months, we recognized a $2.85 million gain on the reduction of contingent obligations related to the 2015 acquisition of the C Wonder Brand. As part of that acquisition, the seller was eligible to earn additional consideration based on future royalties related to the C Wonder Brand exceeding certain thresholds, and we recorded a liability for the potential future payment of such consideration. The final earn-out period ended on June 30, 2019, and the seller ultimately did not earn any additional consideration under the terms of the purchase agreement.
Interest and Finance Expense
Interest and finance expense for the current nine months was $1.16 million, compared with $0.81 million for the prior year nine months. This increase is attributable to the February 11, 2019 term loan amendment, which resulted in (i) a $0.19 million loss on extinguishment of debt (consisting of unamortized deferred finance costs), (ii) a higher outstanding principal balance as compared with the prior year period, and (iii) a higher interest rate than under the previous term loan.

Income Tax Provision
The effective income tax rate for the current nine months and the prior year nine months was approximately 40% and 56%, respectively, resulting in an income tax provision of $1.28 million and $1.72 million, respectively.
For the current nine months, the federal statutory rate differed from the effective tax rate primarily due to state taxes and recurring permanent differences, which increased the effective tax rate by approximately 9.43% and 9.49%, respectively. The effective tax rate was also partly attributable to the tax impact from the vesting of restricted shares of common stock, which was treated as a discrete item for tax purposes; this item increased the effective rate by approximately 3.80%.

For the prior year nine months, the effective tax rate was primarily attributable to the tax impact from the vesting of restricted shares of common stock, which was treated as a discrete item for tax purposes; this item increased the effective rate by approximately 20.37%. The federal statutory rate also differed from the effective tax rate due to state taxes and recurring permanent differences, which increased the effective tax rate by approximately 9.49% and 4.75%, respectively.
Net Income
We had net income of $1.88 million for the current nine months, compared with $1.37 million for the prior year nine months.
Non-GAAP Net Income, Non-GAAP Diluted EPS, and Adjusted EBITDA

We had non-GAAP net income of approximately $3.8 million, or $0.20 per diluted share, for the current nine months and $5.3 million, or $0.29 per diluted share, for the prior year nine months. We had Adjusted EBITDA of $5.6 million for the current nine months, compared with Adjusted EBITDA of $6.7 million for the prior year nine months.
The following table is a reconciliation of net income (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net income:

($ in thousands)	Nine Months Ended September 30,
	2019	2018
Net income	$1,884	$1,369
Amortization of trademarks	2,309	772
Non-cash interest and finance expense	16	31
Stock-based compensation	777	1,415
Loss on extinguishment of debt	189	—
Gain on reduction of contingent obligation	(2,850)	—
Costs in connection with potential acquisition	231	—
Deferred income tax provision	1,280	1,717
Non-GAAP net income	$3,836	$5,304
The following table is a reconciliation of diluted earnings per share (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted EPS:

	Nine Months Ended September 30,
	2019	2018
Diluted earnings per share	$0.10	$0.07
Amortization of trademarks	0.12	0.04
Non-cash interest and finance expense	—	—
Stock-based compensation	0.04	0.08
Loss on extinguishment of debt	0.01	—
Gain on reduction of contingent obligation	(0.15)	—
Costs in connection with potential acquisition	0.01	—
Deferred income tax provision	0.07	0.10
Non-GAAP diluted EPS	$0.20	$0.29
Non-GAAP weighted average diluted shares	18,840,149	18,310,654
The following table is a reconciliation of net income (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

($ in thousands)	Nine Months Ended September 30,
	2019	2018
Net income	$1,884	$1,369
Depreciation and amortization	2,939	1,323
Interest and finance expense	968	810
Income tax provision	1,280	1,717
State and local franchise taxes	159	80
Costs in connection with potential acquisition	231	—
Stock-based compensation	777	1,415
Loss on extinguishment of debt	189	—
Gain on reduction of contingent obligation	(2,850)	—
Adjusted EBITDA	$5,577	$6,714

Liquidity and Capital Resources
Liquidity

Our principal capital requirements have been to fund working capital needs, acquire new brands, and to a lesser extent, capital expenditures. At September 30, 2019 and December 31, 2018, our cash and cash equivalents were $5.9 million and $8.8 million, respectively.

Restricted cash at September 30, 2019 consisted of $1.11 million of cash deposited with Bank Hapoalim B.M. (“BHI”) as collateral for an irrevocable standby letter of credit associated with the lease of our current corporate office and operating facilities. Restricted cash at December 31, 2018 consisted of (i) $1.11 million of cash deposited with BHI as collateral for an irrevocable standby letter of credit associated with the lease of our current corporate office and operating facilities, and (ii) $0.40 million of cash held as a security deposit for the sublease of our former corporate offices by us to a third-party subtenant.
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
Changes in Working Capital
Our working capital (current assets less current liabilities, excluding the current portion of operating lease obligations and any contingent obligations payable in common stock) was $8.7 million and $10.7 million as of September 30, 2019 and December 31, 2018, respectively. Working capital decreased by approximately $(2.0) million during the first nine months of 2019 primarily due to cash used in the acquisition of the Halston Heritage trademarks (see Note 3 in the Unaudited Condensed Consolidated Financial Statements).
Commentary on the components of our cash flows for the current nine months as compared with the prior year nine months is set forth below.
Operating Activities
Net cash provided by operating activities was approximately $3.01 million in the current nine months, compared with net cash provided by operating activities of approximately $4.71 million in the prior year nine months.
The current nine months cash provided by operating activities was primarily attributable to the combination of net income of $1.88 million plus non-cash expenses of approximately $2.32 million, partially offset by a net change in operating assets and liabilities of approximately $(1.20) million. Non-cash net expenses were primarily comprised of $0.78 million of stock-based compensation,

$2.94 million of depreciation and amortization, loss on extinguishment of debt of $0.19 million, deferred income tax provision of $1.28 million, and gain on reduction of contingent obligations of $(2.85) million. The net change from operating assets and liabilities includes a decrease in accounts receivable of $1.18 million, an increase in inventory of approximately $(0.09) million, an increase in prepaid expenses and other assets of $(0.01) million, a decrease in accounts payable, accrued expenses and other current liabilities of $(1.74) million, and a decrease in other liabilities of $(0.20) million, all of which are primarily due to timing of collections and payments, and cash paid in excess of rent expense of $(0.34) million.

The prior year nine months cash provided by operating activities was primarily attributable to the combination of net income of $1.37 million plus non-cash expenses of approximately $4.62 million and a net change in operating assets and liabilities of approximately $(1.27) million. Non-cash net expenses mainly consisted of $1.72 million of deferred income tax provision, $1.42 million of stock-based compensation, $1.32 million of depreciation and amortization, and non-cash interest and other finance costs of $0.16 million. The net change in operating assets and liabilities included a net increase in accounts receivable of $(1.11) million, an increase in accounts payable, accrued expenses and other current liabilities of $0.97 million, all primarily due to timing of collections and payments, an increase in inventory attributable to our jewelry wholesale and e-commerce operations of approximately $(0.92) million, and a decrease in other liabilities of $(0.15) million attributable to accrued rent.
Investing Activities
Net cash used in investing activities for the current nine months was approximately $(9.7) million, compared with approximately $(1.1) million in the prior year nine months. Cash used in investing activities for the current nine months was primarily related to cash consideration paid to acquire the Halston Heritage Brands. Cash used in investing activities for in the prior year nine months was primarily attributable to capital expenditures.
Financing Activities
Net cash provided by (used in) financing activities for the current nine months was approximately $3.4 million, and was primarily attributable to proceeds received from long-term debt of $7.5 million, partially offset by payments made on long-term debt of $(3.0) million, the final payment on the IM Seller Note obligation of $(0.74) million, and payment of $(0.32) million of deferred finance costs.
Net cash (used in) financing activities for the prior year nine months was approximately $(5.16) million, primarily attributable to payments on our senior term debt obligation of $(3.0) million, payment on our IM Seller Note obligation of approximately $(1.5) million, and shares repurchased related to vested restricted stock in exchange for withholding taxes of $(0.70) million.
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
In addition, we continue to seek new opportunities, including expansion through interactive television, our “virtual vertical” production platform, additional domestic and international licensing arrangements, and acquiring additional brands. In November 2019, we acquired an ownership interest in the Longaberger brand through a 50/50 joint venture. The Longaberger brand launched on QVC November 13, 2019. We are actively pursuing the potential acquisition of other brands and business operations which we believe are synergistic to our existing portfolio of brands and our operating platform, and are complementary to our overall strategy.
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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on April 1, 2019, for a discussion of our critical accounting policies. Additionally, as described more fully in Note 1 and Note 5 of the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q, we adopted a new accounting standard on January 1, 2019 related to leases, which included the election of certain accounting policies and practical expedients under this new standard. During the three and nine months ended September 30, 2019, there were no other material changes to our accounting policies.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable to smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES
A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2019, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019 such that the information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
B. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:
There have not been any significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There were no sales of unregistered or registered securities during the three and nine months ended September 30, 2019.

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

Date: November 14, 2019	By:	/s/ Robert W. D’Loren
Name: Robert W. D’Loren
Title: Chairman and Chief Executive Officer

	By:	/s/ James Haran
Name: James Haran
Title: Chief Financial Officer and Vice President