Form 10-K
period 2019-12-31
XCel Brands, Inc.
filed 2020-04-14
CIK 1083220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

Commission File Number: 001‑37527

OR

◻  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

XCEL BRANDS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	76‑0307819
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1333 Broadway, 10th Floor, New York, NY 10018
(Address of Principal Executive Offices)

(347) 727‑2474

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	XELB	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     ◻    No     ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes     ◻    No     ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     ☒    No     ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes     ☒    No     ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.     ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth Company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes     ◻    No     ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter was $16,979,806 based upon the closing price of such common stock on June 30, 2019.

The number of shares of the issuer’s common stock issued and outstanding as of March 30, 2020 was 18,866,417 shares.

Documents Incorporated By Reference: None

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10‑K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements of historical fact contained in this Annual Report, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “ongoing,” “could,” “estimates,” “expects,” “intends,” “may,” “appears,” “suggests,” “future,” “likely,” “goal,” “plans,” “potential,” “projects,” “predicts,” “seeks,” “should,” “would,” “guidance,” “confident” or “will” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements regarding our anticipated revenue, expenses, profitability, strategic plans and capital needs. These statements are based on information available to us on the date hereof and our current expectations, estimates and projections and are not guarantees of future performance. Forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including, without limitation, the risks outlined under “Risk Factors” or elsewhere in this Annual Report, as well as adverse effects on us, our licensees and customers due to natural disasters, pandemic disease and other unexpected events, which may cause our or our industry’s actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. You should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

The "Isaac Mizrahi New York®," “Isaac Mizrahi®," "IsaacMizrahiLIVE®," "Isaac Mizrahi Jeans™," "Isaac Mizrahi CRAFT  ™," "Judith Ripka LTD™," "Judith Ripka Collection™," "Judith Ripka Legacy™," "Judith Ripka®,” "Judith Ripka Sterling  ™," "Halston," "Halston Heritage," "H by Halston®," "H Halston™," "Roy Frowick," "C. Wonder™," and "C. Wonder Limited™" brands and all related logos and other trademarks or service marks of the Company appearing in this Annual Report are the property of the Company.

Item 1.    Business

Overview

Xcel Brands, Inc. is a media and consumer products company engaged in the design, production, marketing, wholesale distribution,  and direct-to-consumer sales of branded apparel, footwear, accessories, jewelry, home goods and other consumer products, and the acquisition of dynamic consumer lifestyle brands. We have developed a design, production, and supply chain capability driven by our proprietary integrated technology platform. Currently, our brand portfolio consists of the Isaac Mizrahi brand (the "Isaac Mizrahi Brand"), the Judith Ripka brand (the "Ripka Brand"), the Halston brand (the "Halston Brand"), and the C Wonder brand (the "C Wonder Brand"). We also own and manage the Longaberger brand (the “Longaberger Brand”) through our controlling interest in Longaberger Licensing, LLC.

Our vision is intended to reimagine shopping, entertainment, and social media as one. We design, produce, market, and distribute products and, in certain cases, license our brands to third parties, and generate licensing fees. We and our licensees distribute through a ubiquitous-channel retail sales strategy, which includes distribution through interactive television, the Internet, and traditional brick-and-mortar retail channels. By leveraging digital and social media content across all distribution channels, we seek to drive consumer engagement and generate retail sales across our brands. Our strong relationships with leading retailers and interactive television companies and cable network TV enable us to reach consumers in approximately 380 million homes worldwide and hundreds of millions of social media followers.

Our objective is to build a diversified portfolio of lifestyle consumer products brands through organic growth and the strategic acquisition of new brands. To grow our brands, we are focused on the following primary strategies:

•	distribute and/or license our brands for sale through interactive television (i.e. QVC, The Shopping Channel) whereby we design, manage production, merchandise the shows, and manage the on-air talent;
•

licensing our brands to manufacturers and retailers for promotion and distribution through e-commerce, social commerce, and traditional brick-and-mortar retail channels whereby we provide certain design services and, in certain cases, manage supply and merchandising;

•	wholesale distribution of our brands to retailers that sell to the end consumer;
•	distribution of our brands through our e-commerce sites directly to the end consumer; and
•	quickly integrate additional consumer brands into our operating platform and leverage our design, production, and marketing capabilities, and distribution relationships.

We believe that Xcel offers a unique value proposition to our retail and direct-to-consumer customers, and our licensees for the following reasons:

•	our management team, including our officers’ and directors’ experience in, and relationships within the industry;
•	our design, production, sales, marketing, and supply chain and integrated technology platform that enables us to design and distribute trend-right product; and
•	our significant media and internet presence and distribution.

Our design, production and supply chain platform was developed to shorten the supply chain cycle by utilizing state-of-the-art supply chain management technology, trend analytics, and data science to actively monitor fashion trends and read and react to customer demands.

Recent Highlights

In  January 2018 we launched our Judith Ripka Fine Jewelry wholesale operations, and in November 2018, we launched our apparel wholesale operations.

In February 2019, we acquired the Halston brand, the Halston Heritage brand and Roy Frowick brand (collectively the "Halston Heritage Brands"). The acquisition of the Halston Heritage Brands gives us an opportunity to focus on the entirety of the Halston Brand, the various labels and their design nuances, while continuing to preserve the iconic American brand’s legacy.

In November 2019, we acquired a controlling interest in the Longaberger Brand, and through that venture we are actively managing this home goods and lifestyle brand to build on its history and bring the brand into the future.

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

Our principal office is located at 1333 Broadway, New York, NY 10018. Our telephone number is (347) 727‑2474. Additionally, we maintain websites for our respective brands and an e-commerce site for our Judith Ripka brand at www.isaacmizrahi.com, www.judithripka.com, and www.cwonder.com. Our corporate website is  www.xcelbrands.com.

Our Brand Portfolio

Currently, our brand portfolio consists of the Isaac Mizrahi Brand, the Judith Ripka Brand, the H Halston Brand, the Halston Heritage Brands, the C Wonder Brand, the Longaberger brand and the various labels under these brands.

Isaac Mizrahi

Isaac Mizrahi is an iconic American brand that stands for timeless, cosmopolitan style. Isaac Mizrahi, the designer, launched his eponymous label in 1987 to critical acclaim, including four Council of Fashion Designers of America (CFDA) awards. Since then, this brand has become known and beloved around the world for its colorful and stylish designs. As a true lifestyle brand, under Xcel’s ownership it has expanded into over 150 different product categories including sportswear, footwear, handbags, watches, eyewear, tech accessories, home, and other merchandise. Under our ubiquitous-channel retail sales strategy, the brand is available across various distribution channels to reach customers wherever they shop: better department stores, such as Lord & Taylor and Hudson’s Bay; interactive television, including QVC and The Shopping Channel; and national specialty retailers. The brand is also sold in various global locations, including Canada and the United Kingdom. We acquired the IsaacMizrahi brand in September 2011.

Judith Ripka

Judith Ripka is a luxury jewelry brand founded by Judith Ripka in 1977. This brand has become known worldwide for its distinctive designs featuring intricate metalwork, vibrant colors, and distinctive use of texture. The Judith Ripka Fine Jewelry collection consists of pieces in 18 karat gold and sterling silver with precious colored jewels and diamonds, and is currently available in fine jewelry stores, luxury retailers, and via e-commerce. Ms. Ripka launched an innovative collection of fine jewelry on QVC under the Judith Ripka Brand in 1996, where the brand offers customers fine jewelry, watches, and accessories at more accessible price points, including precious and semi-precious stones and multi-faceted diamonique stones made exclusively for QVC. We acquired the Ripka brand in April 2014. A line of luxury watches was introduced in 2015. In December 2017, we launched our Judith Ripka Fine Jewelry e-commerce operations and in January 2018, we launched the Judith Ripka Fine Jewelry wholesale operations.

Halston

The Halston brand was founded by Roy Halston Frowick in the 1960s, and quickly became one of the most important American fashion brands in the world, becoming synonymous with glamour, sophistication, and femininity. Halston’s groundbreaking designs and visionary style still influence designers around the world today. We acquired the H Halston Brands in December 2014, and since our acquisition of the Halston Heritage Brands in February 2019, we own all Halston labels under our brands. We launched the H by Halston brand on QVC in September 2015, which is available exclusively through interactive television channels. In April 2016 we launched the H Halston brand lifestyle collection in certain better department stores. The Halston and Halston Heritage brands are distributed in premium retailers such as Saks, Neiman Marcus, and Bloomingdale’s.

C Wonder

The C Wonder brand was founded by J. Christopher Burch in 2011 to offer a wide-ranging assortment of beautiful, versatile, and spirited products that are designed to transport its customers to a place they have never been. C Wonder offers women’s clothing, footwear, jewelry and accessories, and delightful surprises at every turn. We acquired the C Wonder Brand in July 2015, and launched the brand on QVC in March 2016. During the first quarter of 2017, we reached an agreement with QVC to enable us to transition the brand to a broader base of retailers, including department stores and mass merchant retailers.

Longaberger

Longaberger is an iconic American heritage home and collectibles brand that was founded in 1973 by the Longaberger family. The brand is best known for its distinctive handwoven baskets. We acquired a 50% ownership interest in this brand through a joint venture with Hilco Global in November 2019, and are actively managing this brand to build on its history and bring it into the future. We launched the brand on QVC in November 2019.

Growth Strategy

Our vision is intended to reimagine shopping, entertainment, and social media as one. To fulfill this vision, we plan to continue to grow the reach of our brand portfolio by leveraging our own internal design, production, integrated technology platforms and marketing expertise, and our relationships with our retail and direct-to-consumer customers, key licensees, manufacturers and retailers. We also continue to market our brands through our innovative ubiquitous-channel retail sales strategy. Our strategy includes distribution through interactive television, e-commerce, and traditional brick-and-mortar retail channels. By leveraging the reach and consumer engagement of our media partners, and by developing rich online video and social media content under our brands, our strategy is to drive increased customer engagement and generate sales across our channels of distribution. Key elements of our strategy include:

•

Expand and Leverage Design, Production and Supply Chain Platform. In 2015, we developed a design, production and supply chain platform designed to deliver short lead production capabilities to our retail customers, helping drive traffic and enable retailers to respond quickly to customer demand - a read-and-react model. Our design, production and supply chain platform shortens the supply chain cycle by utilizing state-of-the-art product lifecycle management (“PLM”) systems, proprietary merchandising strategies, 3D design, trend analytics, data science and consumer insight testing to actively monitor fashion trends, while leveraging our experience and know-how to quickly design, test, market, produce, and source high-quality goods. We launched women’s sportswear collections under several of our brands in the department store channel in 2016 and 2017 through a license, and in November 2018 we transitioned the license to a wholesale business model. Given some of the challenges facing the department store industry today, including declining customer traffic, aggressive mark-down cadence, and inability to respond quickly to customer demands, we developed this design, production and supply chain platform to address these challenges and deliver a 360‑degree solution to our retail partners, including design, marketing, production, and sourcing services. We intend to leverage the platform across additional brands and retailers, and we believe that it provides us with a value-added service that differentiates us from our competitors and competing brands.

•

Continue to Develop our Integrated Technologies Platform. We are developing and investing in integrated technologies including PLM and ERP systems, 3D design, trend analytics, data science, and consumer insight testing as a refinement of our design, production and supply chain platform in order to design and plan our apparel collections more efficiently and intelligently. Driven by short-lead marketing, such as social media and new direct-to-consumer business models, consumers now expect more from apparel brands and retailers, and we believe that the solution is to deliver to the customer what they want, when they want it, at a price that they can confirm is fair. Advances in 3D design technologies and software allow us to design more efficiently, seamlessly communicate technical aspects of designs with our manufacturing partners, and produce better fitting, more consistent products. Additionally, photo-realistic images generated by the current generation of 3D design software can be used to perform consumer insight testing on products, to determine demand and plan quantities for production even before a sample is made. Trend analytics including advanced algorithms focused on internet searches, social media, and inventory trends provide a forward-looking view of consumer design preferences and allow us to design into trends early-on, while data analytics will allow us to review performance and respond quickly in our read-and-react design, production and supply chain model. We will also seek to utilize machine learning and artificial intelligence to automate at least a portion of these functions.

We believe that our investment into these technologies position us to provide unique and advanced solutions to retailers in the current and rapidly changing environment. More importantly, we believe that it will help us continue to grow our business across our brands and in private label production, and the integrated technologies platform itself should develop more significant value as we continue to build and develop it.

•

Expand Other Retail Partnerships. We have entered into promotional collaborations and/or marketing agreements with large global companies such as Sesame Street, Hewlett Packard, Revlon, Johnson & Johnson, and Kleenex, and have developed exclusive programs through certain licensees for specialty retailers such as Best Buy and Bed Bath & Beyond. We plan to continue to develop strategic relationships under our brands that can leverage our media reach through interactive television and social media to drive traffic and sales for our brands and retail partners and enhance the visibility of our brands.

•

Expand Wholesale License Relationships. We have entered into numerous license agreements for various product categories under our brands. With the launch of our design, production and supply chain platform in 2016, we have expanded the presence of our brands at department stores and subsequently launched additional categories in the department store channel, including footwear, handbags, dresses, costume jewelry, and sunglasses. We continue to seek opportunities to expand the businesses of our licensees, as well as entering into licenses for new categories under each of our brands where the category is authentic to the brand, for both our existing brands as well as brands that we may acquire and/or develop in the future.

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

•

Acquire, Develop or Partner with Brands. We plan to continue to pursue the acquisition and/or development of additional brands or the rights to brands which we believe are synergistic and complementary to our overall strategy. Our brand acquisition and development strategy are focused on dynamic brands that we believe:

o	are synergistic to our existing portfolio of brands;
o	are strategic to our growth in a channel of distribution; and
o	are expected to be accretive to our earnings.

Licensing Design, Production and Marketing

Interactive TV

QVC is an important strategic partner in our interactive television business and is our largest licensee for each of our Mizrahi, Ripka, and Halston brands. QVC’s business model is to promote and sell products through its interactive television programs and related e-commerce and mobile platforms. We employ and manage on-air spokespersons under each of these brands in order to promote products under our brands on QVC. According to QVC, QVC (including HSN) had global revenues of approximately $13.5 billion in 2019, of which e-commerce sales represented approximately $5.8 billion, and QVC’s programming currently reaches approximately 380 million homes worldwide. QVC is ranked as one of the Top 10 e-commerce retailers in North America according to Internet Retailer. Our agreements with QVC allow our on-air spokespersons to promote our non-QVC product lines and strategic partnerships under the Mizrahi, Ripka, and Halston Brands through QVC’s programs, subject to certain parameters including the payment of a portion of our non-QVC revenues to QVC. We believe that our ability to continue to leverage QVC’s media platform, reach, and attractive customer base to cross-promote products in and drive traffic to our other channels of distribution provides us a unique advantage.

In addition to full design services and marketing support, we also provide production to QVC. This business model allows us to focus on our core competencies of design, production, marketing, and brand management without much of the risk and investment requirements in inventory associated with traditional consumer product companies. The Isaac Mizrahi Brand is licensed through our wholly owned subsidiary, IM Brands, LLC (“IM Brands”), the Ripka Brand is licensed through our wholly owned subsidiary, JR Licensing, LLC (“JR Licensing”) and the Halston Brand is licensed through our wholly owned subsidiaries, H Licensing, LLC (“H Licensing”) and H Heritage Licensing, LLC ("H Heritage Licensing") and the Longaberger brand is licensed through our joint venture Longaberger Licensing, LLC (“Longaberger Licensing”).

QVC Agreements

Through our wholly owned subsidiaries, we have entered into direct-to-retail license agreements with QVC, pursuant to which we design, and QVC sources and sells, various products under our IsaacMizrahiLIVE brand, the Judith Ripka brands and the H by Halston brand. These agreements include, respectively, the QVC Agreement for the Mizrahi Brand (the "IM QVC Agreement"), the QVC Agreement for the Ripka Brand (the "Ripka QVC Agreement"), and the QVC Agreement for the H Halston Brand (the “H QVC Agreement"), (collectively, the “QVC Agreements”). QVC owns the rights to all designs produced under the QVC Agreements, and the QVC Agreements include the sale of products across various categories through QVC’s television media and related internet sites.

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

			Xcel Commenced
Agreement	Current Term Expiry	Automatic Renewal	Brand with QVC	QVC Product Launch
IM QVC Agreement	September 30, 2020	one-year period	September 2011	2010
Ripka QVC Agreement	March 31, 2021	one-year period	April 2014	1999
H QVC Agreement	December 31, 2022	three-year period	January 2015	2015

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

Under the QVC Agreements, we are restricted from selling products under the specified respective brands or trademarks (including the trademarks, copyrights, designs, logos, and related intellectual property themselves) to certain mass merchants. The QVC Agreements generally prohibit us from selling products under the specified respective brands or any of our other trademarks and brands to a direct competitor of QVC (generally defined as any entity other than QVC whose primary means of deriving revenue is the transmission of interactive television programs) without QVC’s consent. In addition, during the terms of the IM QVC Agreement and the Ripka QVC Agreement, and for one year thereafter, the respective subsidiary may not, without QVC’s consent, promote, advertise, endorse, or sell (i) the specified branded products through any means or (ii) any products through interactive television. During the term of the H QVC Agreement, and for one year thereafter, H Licensing may not, without QVC’s consent, promote, advertise, endorse, or sell any products, including the H by Halston Brands, through interactive television.

In addition to the foregoing, certain of the QVC Agreements permit us to promote brick-and-mortar collections on QVC’s television program subject to certain terms and restrictions.

For the years ended December 31, 2019 and 2018, net revenue from the QVC Agreements collectively accounted for 53% and 72%, respectively, of the total revenues of the Company.

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

We are in discussions with other potential licensees and strategic partners to license and/or co-brand the Mizrahi brand, Ripka brand, Halston brand, C Wonder brand and Longaberger brand for additional categories. In certain cases, we have engaged licensing agents to assist in the procurement of such licenses for which we or our licensees pay such agents’ fees based upon a percentage of the net sales of licensed products by such licensees, or a percentage of the royalty payments that we receive from such licensees. While many of the new and proposed licensing agreements will likely require us to provide seasonal design services, most of our new and prospective licensing partners have their own design staff, and we therefore expect low incremental overhead costs related to expanding our licensing business. We will endeavor, where possible, to require licensees to provide guaranteed minimum royalties under their license agreements.

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

Wholesale and e-Commerce

In December 2017, we launched our Judith Ripka Fine Jewelry e-commerce business and in January 2018 we launched Judith Ripka Fine Jewelry wholesale operations. In November 2018 we launched our apparel wholesale business. Our strategy is to complement our interactive television and licensing business with a wholesale and direct-to-consumer business model by leveraging our design, merchandising, sourcing, and production capabilities. Our goal is to grow our brands organically in multiple distribution channels and provide a platform that could enable us to acquire brands or develop private label brands for our retail partners.

Promotional Services

In certain cases, the Company provides promotional services and collaborations with other brands or companies, which may include the use of our brands for the promotion of such company or brands through the internet, television, or other digital content, print media, or other marketing campaigns featuring in-person appearances by our celebrity spokespersons, the development of limited collections of products (which may include co-branded products) for such company, or other services as determined on a case-by-case basis. These include promotions with Sesame Street, Hewlett Packard, Revlon, Johnson & Johnson, and Kleenex.

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

Our agreements with QVC allow our brand spokespersons to promote our non-QVC product lines and strategic partnerships under our brands through QVC’s programs, subject to certain parameters including the payment of a portion of our non-QVC revenues to QVC. We believe that this provides us with the ability to leverage QVC’s media platform (including television, e-commerce, and social media) and QVC’s customer base of approximately 380 million households worldwide to cross-promote products in and drive traffic to our other channels of distribution. Many of our licensees make advertising and marketing contributions to the Company under their license agreements which are used to fund marketing-related expenses and further promote our brands as we deem appropriate. Certain of the wholesale licenses contain requirements to provide advertising or marketing for our brands under their respective license agreements.

We also market the Mizrahi brand through www.isaacmizrahi.com, Halston Brand through www.halston.com, the Judith Ripka Fine Jewelry brand through www.judithripka.com, the C Wonder brand through www.cwonder.com and the Longaberger brand through www.longaberger.com. Through our websites, we are able to present the products under our brands to customers with branding that reflects each brand’s heritage and unique point-of-view.

Our Judith Ripka Fine Jewelry brand e-commerce business growth is dependent on driving traffic to our website and converting our visitors into customers.  Our strategy to focus on new customer acquisition has started to show results in 2019.

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

Trademarks

The Company, through its subsidiaries, owns and exploits the Mizrahi brands, which include the trademarks and brands Isaac Mizrahi, Isaac Mizrahi New York, IMNYC Isaac Mizrahi, and IsaacMizrahiLIVE; the Ripka brands, which include the trademarks and brands Judith Ripka LTD, Judith Ripka Collection, Judith Ripka Legacy, Judith Ripka, and Judith Ripka Sterling; all Halston brands and trademarks, namely, Halston, Halston Heritage, Roy Frowick, H by Halston, and H Halston; the C Wonder brands, which include the trademarks and brands C Wonder and C Wonder Limited; and the Highline Collective brand. We also manage and have a 50% ownership interest in the brands and trademarks of the Longaberger brand through our joint venture with Hilco Global.

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

The Company and its licensees do not presently earn a material amount of revenue from either the licensing of our trademarks internationally or the sale of products under our trademarks internationally. However, the Company has registered its trademarks in certain territories where it expects that it may do business in the foreseeable future. If the Company or a licensee intends to make use of the trademarks in international territories, the Company will seek to register its trademarks in such international territories as it deems appropriate based upon factors including the revenue potential, prospective market, and trademark laws in such territory or territories.

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

Employees

As of December 31, 2019, we had 78 full-time employees and 6 part-time employees. None of our employees are represented by a labor union.

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

As of December 31, 2019, we had cash and cash equivalents of approximately $4.6 million. Although we believe that our existing cash and our anticipated cash flow from operations will be sufficient to sustain our operations at our current expense levels for at least 12 months subsequent to the date of the filing of this Annual Report on Form 10‑K, we may require significant additional cash to satisfy our working capital requirements, expand our operations or acquire additional brands, although historically we have funded acquisitions with debt and equity financing. Our inability to finance our growth, either internally through our operations or externally, may limit our growth potential and our ability to execute our business strategy successfully. If we issue securities to raise capital to finance operations and/or pay down or restructure our debt, our existing stockholders may experience dilution. In addition, the new securities may have rights senior to those of our common stock.

Our significant debt obligations could impair our liquidity and financial condition, and in the event we are unable to meet our debt obligations, we could lose ownership of our trademarks and/or other assets.

On February 12, 2019, we amended and restated our senior secured credit facility with Bank Hapoalim B.M., pursuant to which we extended the term of the previous term loan and entered into an additional term loan.  We have an outstanding balance of $19.0 million as of December 31, 2019 under the credit facility. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions or for other operating needs.

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

In the event that we fail in the future to make any required payment under the agreements governing our indebtedness or if we fail to comply with the financial and operating covenants contained in those agreements, we would be in default with respect to that indebtedness and the lenders could declare such indebtedness to be immediately due and payable. Our credit facility with Bank Hapoalim B.M. has been amended in the past (including for the year ended December 31, 2019) to eliminate or change the minimum EBITDA requirement for specified periods. The impact the COVID-19 pandemic will have on our operating results could result in our inability to comply with certain debt covenants and require Bank Hapoalim B.M. to waive compliance with or agree to amend any such covenant to avoid a default. There can be no assurance that Bank Hapoalim B.M. will amend the credit facility in the future to adjust or eliminate covenants or waive our non-compliance or breach of a financial or other covenant in the future. Termination of any of the QVC Agreements would also result in a default under our credit facility with Bank Hapoalim B.M. A debt default could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under all or a portion of our indebtedness, or a renegotiation of our credit facility with Bank Hapoalim B.M. with more onerous terms and/or additional equity dilution. Since substantially all of our debt obligations are secured by our assets, upon a default, our lenders may be able to foreclose on our assets.

A substantial portion of our licensing revenue is concentrated with a limited number of licensees such that the loss of any of such licensees could decrease our revenue and impair our cash flows.

A substantial portion of our revenues has been paid by QVC, through the QVC Agreements. During the years ended December 31, 2019 and 2018, QVC accounted for approximately 53% and 72%, respectively, of our total revenue. Because we are dependent on these agreements with QVC for a significant portion of our revenues, if QVC were to have financial difficulties, or if QVC decides not to renew or extend its existing agreements with us, our revenue and cash flows could be reduced substantially. Our cash flow would also be significantly impacted if there were significant delays in our collection of receivables from QVC. Additionally, we have limited control over the programming that QVC devotes to our brands or its promotional sales with our brands (such as “Today’s Special Value” sales). QVC has reduced the programming time it devotes to jewelry and, accordingly, also to our Ripka brand, and if QVC further reduces or modifies its programming or promotional sales related to our brands, our revenues and cash flows could be reduced substantially. In order to increase sales of a brand through QVC, we generally require additional television programming time dedicated to the brand by QVC. QVC is not required to devote any minimum amount of programming time for any of our brands.

While our business with QVC has grown since the IsaacMizrahiLIVE brand was launched through December 31, 2017, our 2018 QVC revenues were flat to 2017, and QVC revenues declined from 2018 to 2019. There is no guarantee that our QVC revenues will grow in the future or that they will not decline. Additionally, there can be no assurance that our other licensees will be able to generate sales of products under our brands or grow their existing sales of products under our brands, and if they do generate sales, there is no guarantee that they will not cause a decline in sales of products being sold through QVC.

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

We are dependent upon the promotional services of Cameron Silver for our Halston brands.

Cameron Silver is the principal salesperson of the H Halston brands on QVC. If we lose the services of Mr. Silver, we may not be able to fully comply with the terms of our license agreements with QVC, and it may result in significant reductions in the value of the Halston brand and our prospects, revenues, and cash flows. The failure of either of Mr. Silver under his respective spokesperson agreement with QVC, combined with our failure to find an alternate host acceptable to QVC, could result in a termination of the respective QVC Agreement which could trigger an event of default under our credit facility with Bank Hapoalim B.M. Although we have entered into an employment agreement with Mr. Silver, there is no guarantee that we will not lose his services. To the extent that any of his service as a spokesperson become unavailable to us, we will likely need to find a replacement to promote our brands. Competition for skilled brand promoters is intense, and required compensation levels may be high, and there is no guarantee that we would be able to identify and attract a qualified replacement, or that we would be able to promote our brands as well as we are able to with our current spokespersons. This could significantly affect the value of our brand and our ability to market the brand, and could impede our ability to fully implement our business plan and future growth strategy, which would harm our business and prospects. Finally, there is no guarantee that Mr. Silver will not take an action that the consumer views as negative, which may harm our brand as well as our business and prospects.

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

We expect to achieve growth in our existing brands and intend to seek new opportunities and international expansion through interactive television and licensing arrangements and through expansion of our department store business, including design, production and supply chain platform to include new retailers and to increase the products lines offered under this platform. The success of our company, however, will still remain largely dependent on our ability to build and maintain broad market acceptance of our brands, to contract with and retain key licensees and on our licensees’ ability to accurately predict upcoming fashion and design trends within customer bases and fulfill the product requirements of retail channels within the global marketplace.

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

The shift to our wholesale operations for our design, production and supply chain platform subjects us to additional risks, including the risk of our ability to execute a new strategy.

On November 1, 2018, we terminated the licensee pursuant to which our former licensee sold goods under our brands in conjunction with our license agreements with Lord & Taylor and Dillard’s. Our new strategy requires us to establish wholesaling operations whereby we are responsible to place, source, fulfill, and deliver product orders to these retail customers. Our failure to design products, place, source, and fulfill orders and deliver products of the quality required by our customers on a timely and cost-effective basis could result in additional costs under our supply agreements, subject us to possible termination of our supply agreements, and otherwise have a material adverse effect on our operations. Moreover, our failure to execute our strategy could harm our reputation and negatively impact our ability to enter into additional supply and sourcing agreements.

Further, to the extent that our customers fail to make payment on their orders in a timely manner or at all, our cash flows and our ability to satisfy other orders may be adversely impacted.

We are subject to the risks associated with our Judith Ripka brand, including our recent transitioning of our non-QVC operations.

We recently transitioned the non-QVC operations of our Judith Ripka brand to a wholesale and direct-to-consumer model. As a result, we changed these operations from a licensed model to a wholesale and direct-to-consumer business model. We commenced e-commerce sales and wholesales of our Judith Ripka brand. As a result, we do not have an established history of conducting these operations.

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

Intense competition in the apparel, fashion, and jewelry industries could reduce our sales and profitability.

As a fashion company, we face intense competition from other domestic and foreign apparel, footwear, accessories, and jewelry manufacturers and retailers. Competition has and may continue to result in pricing pressures, reduced profit margins, lost market share, or failure to grow our market share, any of which could substantially harm our business and results of operations. Competition is based on many factors including, without limitation, the following:

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

Competition in the apparel, fashion and jewelry industries is intense and is dominated by a number of very large brands, many of which have longer operating histories, larger customer bases, more established relationships with a broader set of suppliers, greater brand recognition, and greater financial, research and development, marketing, distribution, and other resources than we do. These capabilities of our competitors may allow them to better withstand downturns in the economy or apparel, fashion and jewelry industries. Any increased competition, or our failure to adequately address any of these competitive factors which we have seen from time to time, could result in reduced sales, which could adversely affect our business, financial condition, and operating results.

Competition, along with such other factors as consolidation within the retail industry and changes in consumer spending patterns, could also result in significant pricing pressure and cause the sales environment to be more promotional, as it has been in recent years, impacting our financial results. If promotional pressure remains intense, either through actions of our competitors or through customer expectations, this may cause a further reduction in our sales and gross margins and could have a material adverse effect on our business, financial condition, and operating results.

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

We and our licensees work with several manufacturers overseas, primarily located in China and Thailand. A manufacturing contractor’s failure to ship products to us in a timely manner or to meet the required quality standards could cause us to miss the delivery date requirements of our customers for those items. The failure to make timely deliveries may cause customers to cancel orders, refuse to accept deliveries or demand reduced prices, any of which could have a material adverse effect on us. As a result of the magnitude of our foreign sourcing, our business is subject to the following risks:

•

political and economic instability in countries or regions, especially Asia, including heightened terrorism and other security concerns, which could subject imported or exported goods to additional or more frequent inspections, leading to delays in deliveries or impoundment of goods;

•	imposition of regulations, quotas and other trade restrictions relating to imports, including quotas imposed by bilateral textile agreements between the U.S. and foreign countries;
•	currency exchange rates;
•	imposition of increased duties, taxes and other charges on imports;
•	pandemics and disease outbreaks such as COVID-19;
•	labor union strikes at ports through which our products enter the U.S.;

•	labor shortages in countries where contractors and suppliers are located;
•	restrictions on the transfer of funds to or from foreign countries;
•	disease epidemics and health-related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;
•	the migration and development of manufacturing contractors, which could affect where our products are or are planned to be produced;
•	increases in the costs of fuel, travel and transportation;
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

A pandemic outbreak of disease or similar public health threat, or fear of such an event, could have a material adverse impact on the Company's business, operating results and financial condition.

A pandemic or outbreak of disease or similar public health threat, such as the COVID-19 pandemic, or fear of such an event, could have a material adverse impact on the Company's business, financial condition and operating results. Specifically, as of the date of this Annual Report on Form 10-K, the COVID-19 pandemic has caused a disruption to our business, beginning in March 2020. Potential financial impacts associated with the COVID-19 pandemic include, but are not limited to, lower net sales in markets affected by the outbreak, the delay of inventory production and fulfillment, potentially impacting net sales globally, and potential incremental costs associated with mitigating the effects of the outbreak, including increased freight and logistics costs and other expenses. The COVID-19 pandemic is ongoing, and its dynamic nature, including uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the pandemic, and actions that may be taken by governmental authorities to contain the pandemic or to treat its impact, makes it difficult to forecast any effects on our 2020 results. However, as of the date of this filing we expect our results for 2020 to be significantly affected.

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

Our success is largely dependent upon the efforts of Robert W. D’Loren, our Chief Executive Officer and Chairman of our board of directors. Our continued success is largely dependent upon his continued efforts and those of our other key executives. Although we entered into an employment agreement with Mr. D’Loren, as well as employment agreements with other executives and key employees, including Isaac Mizrahi and Judith Ripka, such persons can terminate their employment with us at their option, and there is no guarantee that we will not lose the services of our executive officers or key employees. To the extent that any of their services become unavailable to us, we will be required to hire other qualified executives, and we may not be successful in finding or hiring adequate replacements. This could impede our ability to fully implement our business plan and future growth strategy, which would harm our business and prospects. In addition, Bank Hapoalim B.M. requires that Robert W. D’Loren is the Chairman of the board of directors of the Company. The failure of Mr. D’Loren to continue in his duties as Chairman of our board of directors would result in a default under the credit facility with Bank Hapoalim B.M.

Our trademarks and other intangible assets are subject to impairment charges under accounting guidelines.

Intangible assets including our trademarks represent a substantial portion of our assets. Under accounting principles generally accepted in the United States of America (“GAAP”), indefinite lived intangible assets, including our trademarks, are not amortized, but must be tested for impairment annually or more frequently if events or circumstances indicate the asset may be impaired. The estimated useful life of an intangible asset must be evaluated each reporting period to determine whether events and circumstances continue to support an indefinite useful life. Finite lived intangible assets are amortized over their estimated useful lives. Non-renewal of license agreements or other factors affecting our market segments or brands could result in significantly reduced revenue for a brand, which could result in a devaluation of the affected trademark. If such devaluations of our trademarks were to occur, a material impairment in the carrying value of one or more of our trademarks could also occur and be charged as a non-cash expense to our operating results, which could be material. For the year ended December 31, 2019, we recorded a $6.2 million impairment charge related to the Ripka Brand trademarks, driven by the timing of the continued transition from a licensing model to a wholesale and direct to consumer model. Any further write-down of intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results.

Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or by a change in allocation of state and local jurisdictions, or interpretations thereof. The Company currently files U.S. federal tax returns and various state tax returns. Tax years that remain open for assessment for federal and state purposes include years ended December 31, 2016 through December 31, 2019. We regularly assess the likelihood of recovering the amount of deferred tax assets recorded on the balance sheet and the likelihood of adverse outcomes resulting from examinations by various taxing authorities in order to determine the adequacy of our provision for income taxes. Although under the 2017 Tax Cuts and Jobs Act Federal tax rates are lower, certain expenses will be either reduced or eliminated, causing the Company to have increased taxable income, which may have an adverse effect on our future income tax obligations. We cannot guarantee that the outcomes of these evaluations and continuous examinations will not harm our reported operating results and financial condition.

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

The success of our operations depends on consumer spending. Consumer spending is impacted by a number of factors which are beyond our control, including actual and perceived economic conditions affecting disposable consumer income (such as unemployment, wages, energy costs and consumer debt levels), customer traffic within shopping and selling environments, business conditions, interest rates and availability of credit and tax rates in the general economy and in the international, regional and local markets in which our products are sold and the impact of natural disasters and pandemics and disease outbreaks such as the COVID-19 pandemic. Global economic conditions historically included significant recessionary pressures and declines in employment levels, disposable income and actual and/or perceived wealth and further declines in consumer confidence and economic growth. A depressed economic environment is often characterized by a decline in consumer discretionary spending and has disproportionately affected retailers and sellers of consumer goods, particularly those whose goods are viewed as discretionary or luxury purchases, including fashion apparel and accessories such as ours. Such factors as well as another shift towards recessionary conditions have in the past, and could in the future, devalue our brands, which could result in an impairment in its carrying value, which could be material, create downward pricing pressure on the products carrying our brands, and adversely impact our sales volumes and overall profitability. Further, economic and political volatility and declines in the value of foreign currencies could negatively impact the global economy as a whole and have a material adverse effect on the profitability and liquidity of our operations, as well as hinder our ability to grow through expansion in the international markets. In addition, domestic and international political situations also affect consumer confidence, including the threat, outbreak or escalation of terrorism, military conflicts or other hostilities around the world. Furthermore, changes in the credit and capital markets, including market disruptions, limited liquidity, and interest rate fluctuations, may increase the cost of financing or restrict our access to potential sources of capital for future acquisitions.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our Annual Report on Form 10‑K our assessment of the effectiveness of our internal control over financial reporting. We have dedicated a significant amount of time and resources to ensure compliance with this legislation for the year ended December 31, 2019 and will continue to do so for future fiscal periods. We cannot be certain that future material changes to our internal control over financial reporting will be effective. If we cannot adequately maintain the effectiveness of our internal control over financial reporting, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our common stock. Moreover, if we discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price.

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

Pursuant to a voting agreement, IM Ready-Made, LLC, Isaac Mizrahi, and Marisa Gardini agreed to appoint a person designated by our board of directors as their collective irrevocable proxy and attorney-in-fact with respect to the shares of the common stock received by them. The proxy holder will vote in favor of matters recommended or approved by the board of directors. The board of directors has designated Robert W. D’Loren as proxy. Also, pursuant to separate voting agreements, each of Judith Ripka and the H Company IP, LLC and certain other parties have agreed to appoint Mr. D’Loren as their respective irrevocable proxy and attorney-in-fact with respect to the shares of the common stock issued to them by us. The proxy holder shall vote in favor of matters recommended or approved by the board of directors.

The combined voting power of the common stock ownership of our officers, directors, and key employees is approximately 61% of our voting securities as of March 30, 2020. As a result, our management and key employees through such stock ownership will exercise significant influence over all matters requiring shareholder approval, including the election of our directors and approval of significant corporate transactions. This concentration of ownership in management and key employees may also have the effect of delaying or preventing a change in control of us that may be otherwise viewed as beneficial by stockholders other than management. There is also a risk that our existing management and a limited number of stockholders may have interests which are different from certain stockholders and that they will pursue an agenda which is beneficial to themselves at the expense of other stockholders.

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

Although our common stock is listed on the NASDAQ Global Market, our common stock is currently traded at relatively low volumes. As a result, the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small. This situation is attributable to a number of factors, including that we are currently a small company which is still relatively unknown to securities analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot provide any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

The market price of our common stock has declined over the past three years and may be volatile, which could reduce the market price of our common stock.

Currently the publicly traded shares of our common stock are not widely held, and do not have significant trading volume, and, therefore, may experience significant price and volume fluctuations. Although our common stock is quoted on the NASDAQ Global Market, this does not assure that a meaningful, consistent trading market will develop or that the volatility will decline. This market volatility could reduce the market price of the common stock, regardless of our operating performance. In addition, the trading price of the common stock has been volatile over the past few years and could change significantly over short periods of time in response to actual or anticipated variations in our quarterly operating results, announcements by us, our licensees or our respective competitors, factors affecting our licensees’ markets generally and/or changes in national or regional economic conditions, making it more difficult for shares of the common stock to be sold at a favorable price or at all. The market price of the common stock could also be reduced by general market price declines or market volatility in the future or future declines or volatility in the prices of stocks for companies in the trademark licensing business or companies in the industries in which our licensees compete.

Our common stock may be subject to the penny stock rules adopted by the SEC that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which could make it more difficult for our stockholders to sell their securities.

Rule 3a51‑1 of the Exchange Act establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions, including for having securities registered on certain national securities exchanges. If our common stock were delisted from the NASDAQ, market liquidity for our common stock could be severely and adversely affected.

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

Although our common stock closed at $0.70 per share on March 26, 2020, no assurance can be given that the per share price of our common stock will maintain such levels or that our stock will not be subject to these “penny stock” rules in the future.

Investors should be aware that, according to Commission Release No. 34‑29093, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse. Such patterns include: (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices could increase the future volatility of our share price.

We may issue a substantial number of shares of common stock upon exercise of outstanding warrants and options and to satisfy obligations to the H Company IP, LLC (the “Halston Heritage Earn-Out”) if certain conditions, including royalty revenue targets, are met.

As of December 31, 2019, we had outstanding warrants and options to purchase 7,802,440 shares of our common stock. The holders of warrants and options will likely exercise such securities at a time when the market price of our common stock exceeds the exercise price. Therefore, exercises of warrants and options will result in a decrease in the net tangible book value per share of our common stock and such decrease could be material.

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

As of December 31, 2019, we had an aggregate of 1,900,793 shares of common stock available for grants under our Amended and Restated 2011 Equity Incentive Plan (the "Plan") to our directors, executive officers, employees, and consultants. Issuances of common stock pursuant to the exercise of stock options or other stock grants or awards which may be granted under our Plan will dilute your interest in us.

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

Historically, the SEC has taken the position that Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, is not available for the resale of securities initially issued by companies that are, or previously were, shell companies (we were considered a shell company on and prior to September 29, 2011), to their promoters or affiliates despite technical compliance with the requirements of Rule 144. The SEC prohibits the use of Rule 144 for resale of securities issued by shell companies (other than business transaction related shell companies) or issuers that have been at any time previously a shell company. The SEC has provided an important exception to this prohibition, however, if the following conditions are met: the issuer of the securities that was formerly a shell company has ceased to be a shell company; the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Form 8‑K reports; and at least one year has elapsed from the time that the issuer filed current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company. As such, due to the fact that we had been a shell company prior to September 2011, holders of “restricted securities” within the meaning of Rule 144, when reselling their shares pursuant to Rule 144, shall be subject to the conditions set forth herein.

Item 2.      Properties

We currently lease and maintain our corporate offices and operations facility located at 1333 Broadway, 10th floor, New York, New York. We entered into a lease agreement on July 8, 2015 for such offices of approximately 29,600 square feet of office space. This lease commenced on March 1, 2016 and shall expire on October 30, 2027.

We also lease approximately 18,500 square feet of office space at 475 Tenth Avenue, 4th Floor, New York, New York. This location represents our former corporate offices and operations facility, which we relocated to our current location described above in June 2016. This lease shall expire on February 28, 2022. We are currently subleasing this office space to a third-party subtenant through February 27, 2022.

Item 3.      Legal Proceedings

In the ordinary course of business, from time to time we become involved in legal claims and litigation. In the opinion of management, based on consultations with legal counsel, the disposition of litigation currently pending against us is unlikely to have, individually or in the aggregate, a materially adverse effect on our business, financial position, results of operations, or cash flows.

Item 4.        Mine Safety Disclosures

None.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NASDAQ Global Market, under the trading symbol “XELB.”

The table below sets forth the range of quarterly high and low sales prices for our common stock in 2019 and 2018.

December 31, 2019	High	Low
First Quarter	$1.80	$1.18
Second Quarter	$1.70	$1.19
Third Quarter	$3.50	$1.52
Fourth Quarter	$1.82	$1.33

December 31, 2018
First Quarter	$3.45	$2.40
Second Quarter	$3.10	$2.25
Third Quarter	$2.95	$2.05
Fourth Quarter	$2.40	$1.00

Holders

As of December 31, 2019, the number of our stockholders of record was 561 (excluding beneficial owners and any shares held in street name or by nominees).

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

•

Certain Awards made under the Plan may be granted so that they qualify as “performance-based compensation” (as this term is used in Internal Revenue Code Section 162(m) and the regulations thereunder) and are exempt from the deduction limitation imposed by Code Section 162(m) (these Awards are referred to as “Performance-Based Awards”). Under Internal Revenue Code Section 162(m), our tax deduction may be limited to the extent total compensation paid to the chief executive officer, or any of the four most highly compensated executive officers (other than the chief executive officer) exceeds $1 million in any one tax year. In accordance with the 2017 Tax Cuts and Jobs Act, the tax deductibility for each of these executives will be limited to $1,000,000 of compensation annually, including any performance-based compensation. Among other criteria, Awards only qualify as performance-based awards if at the time of grant the compensation committee is comprised solely of two or more “outside directors” (as this term is used in Internal Revenue Code Section 162(m) and the regulations thereunder). In addition, we must obtain stockholder approval of material terms of performance goals for such “performance-based compensation.”

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

From time to time, the Company issues stock-based compensation to its officers, directors, employees, and consultants. The maximum term of options granted is generally 10 years and generally options vest over a period of six months to four years. However, the Board may approve other vesting schedules. Options may be exercised in whole or in part. The exercise price of stock options granted is generally the fair market value of the Company’s common stock as determined by the Board on the date of grant, considering factors such as the sale of stock, results of operations, and consideration of the fair value of comparable private companies in the industry.

The fair value of each stock option award is estimated using the Black-Scholes option pricing model based on certain assumptions. The assumption for expected term is based on evaluations of expected future employee exercise behavior. Because of a lack of historical information, we use the simplified method to determine the expected term. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term at the grant date. The historical volatility of comparable companies’ stock is used as the basis for the volatility assumption. The Company has never paid cash dividends, and does not currently intend to pay cash dividends, and thus assumes a 0% dividend yield.

The following table sets forth information as of December 31, 2019 regarding compensation plans under which our equity securities are authorized for issuance.

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation Plans (1)	7,802,440	$3.43	1,900,793

(1)   Pursuant to our 2011 Equity Incentive Plan.

Recent Sales of Unregistered Securities

There were no sales of unregistered or registered securities during the years ended December 2019 and 2018.

Purchases of equity securities by the issuer and affiliated purchasers

The following table provides information with respect to common stock repurchased by us during the years ended December 31, 2019 and 2018.

			Total Number of Shares
			of Common Stock
	Total Number of		Purchased as
	Shares of	Average	Part of a Publicly
	Common Stock	Price per	Announced
Period	Purchased	Share	Plan or Program
September 1, 2019 to September 30, 2019 (i)	18,147	$1.34	—
October 1, 2019 to October 31, 2019 (i)	29,189	1.75	—
November 1, 2019 to November 30, 2019 (i)	57,980	1.45	—
December 1, 2019 to December 31, 2019 (i)	9,846	1.45	—
Total year ended December 31, 2019	115,162	$1.51	—

March 1, 2018 to March 31, 2018 (i)	43,638	$3.25	—
April 1, 2018 to April 30, 2018 (i)	181,486	3.09	—
May 1, 2018 to May 31, 2018 (i)	107	2.80	—
November 1, 2018 to November 30, 2018 (i)	145,920	2.27	—
Total year ended December 31, 2018	371,151	$2.79	—

(i)	The shares were exchanged from employees and directors in connection with the income tax withholding obligations on behalf of such employees and directors from the vesting of restricted stock.

Item 6.Selected Financial Data

Smaller reporting companies are not required to provide the information required by this Item 6.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our consolidated financial statements and the notes thereto, included in Item 8 of this Annual Report on Form 10‑K. This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity and cash flows for the years ended December 31, 2019 and 2018. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning factors that are beyond our control.

Overview

We are a media and consumer products company engaged in the design, production, marketing, wholesale distribution,  and direct-to-consumer sales of branded apparel, footwear, accessories, jewelry, home goods and other consumer products, and the acquisition of dynamic consumer lifestyle brands. We have developed a design, production, and supply chain capability driven by its proprietary integrated technology platform. Currently, our brand portfolio consists of the Isaac Mizrahi Brand, the Judith Ripka Brand, the Halston Brand, the C Wonder Brand, and other proprietary brands.  We also manage the Longaberger brand through our 50% ownership interest in Longaberger Licensing, LLC. Our objective is to build a diversified portfolio of lifestyle consumer brands through organic growth and the strategic acquisition of new brands. To grow our brands, we are focused on the following primary strategies:

•

distribution and/or licensing our brands for distribution through interactive television (i.e. QVC, The Shopping Channel) whereby we design, manage production, merchandise the shows, and manage the on-air talent;

•

licensing our brands to manufacturers and retailers for promotion and distribution through e-commerce, social commerce, and traditional brick-and-mortar retail channels whereby we provide certain design services and, in certain cases, manage supply and merchandising;

•	wholesale distribution of our brands to retailers that sell to the end consumer;
•	distribution of our brands through our e-commerce site directly to the end consumer; and
•	quickly integrate additional consumer brands into our platform and leverage our design, production and marketing capabilities, and distribution relationships.

We believe that we offer a unique value proposition to our retail and direct-to-consumer customers, and our licensees for the following reasons:

•	our management team, including our officers’ and directors’ experience in, and relationships within the industry;
•	our design, production, sales, marketing, and supply chain and integrated technology platform enables us to design and distribute trend-right product; and
•	our operating strategy, significant media and internet presence and distribution network.

In January 2018, we launched our Judith Ripka Fine Jewelry e-commerce and wholesale operations and in November 2018, we launched our apparel wholesale business. In support of these new operations, we hired a new Chief Merchandising Officer and built out the infrastructure to support these operations.

Our vision is intended to reimagine shopping, entertainment, and social as one. By leveraging digital and social media content across all distribution channels, we seek to drive consumer engagement and generate retail sales across our brands. Our strong relationships with leading retailers and interactive television companies and cable networks enable us to reach consumers in over 380 million homes worldwide and hundreds of millions of social media followers.

We believe our design, production and supply chain platform provides significant competitive advantages compared with traditional wholesale apparel companies that design, manufacture, and distribute products. We focus on our core competencies of design, integrated technologies, design, production and supply chain platform, marketing, and brand development. We believe that we offer a 360 degree solution to our retail partners that addresses many of the challenges facing the retail industry today. We believe our platform is highly scalable. Additionally, we believe we can quickly integrate additional brands into our platform in order to leverage our design, production, and marketing capabilities, and distribution network.

Summary of Critical Accounting Policies

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that are the most important to the portrayal of our financial condition and results of operations, and that require our most difficult, subjective, and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are described in more detail in the notes to our financial statements, our most critical accounting policies, discussed below, pertain to revenue recognition, trademarks and other intangible assets, stock-based compensation, fair value of contingent obligations, and income taxes. In applying such policies, we must use some amounts that are based upon our informed judgments and best estimates. Estimates, by their nature, are based upon judgments and available information. The estimates that we make are based upon historical factors, current circumstances, and the experience and judgment of management. We evaluate our assumptions and estimates on an ongoing basis.

Revenue Recognition

Licensing

In connection with our licensing model, we follow Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 606‑10‑55‑65, by which we recognize revenue at the later of when (1) the subsequent sale or usage occurs or (2) the performance obligation to which some or all of the sales- or usage-based royalty has been allocated is satisfied (in whole or in part). More specifically, we separately identify:

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

Wholesale Sales

The Company generates revenue through sale of branded jewelry and apparel to both domestic and international customers who, in turn, sell the products to their consumers. The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which occurs upon the transfer of control of the merchandise in accordance with the contractual terms and conditions of the sale.

Direct to Consumer Sales

The Company’s revenue associated with its e-commerce jewelry operations is recognized at a point in time when product is shipped to the customer.

Trademarks and Other Intangible Assets

We follow ASC Topic 350, “Intangibles - Goodwill and Other.” Under this standard, goodwill and indefinite-lived intangible assets are not amortized, but are required to be assessed for impairment at least annually. Our finite-lived intangible assets are amortized over their estimated useful lives.

We perform our annual quantitative analysis of indefinite-lived intangible assets as of December 31 each year. As a result of performing our annual impairment testing for the year ended December 31, 2019, we recorded a $6.2 million impairment charge related to the Ripka Brand trademarks, driven by the timing of the continued transition from a licensing model to a wholesale and direct to consumer model. No other impairment charges were recorded for the years ended December 31, 2019 and 2018.

Indefinite-Lived Intangibles

The Company tests its indefinite-lived intangible assets for recovery in accordance with ASC‑820‑10‑55‑3F, which states that the income approach (“Income Approach”) converts future amounts (for example cash flows) in a single current (that is, discounted) amount. When the Income Approach is used, fair value measurement reflects current market expectations about those future amounts. The Income Approach is based on the present value of future earnings expected to be generated by a business or asset. Income projections for a future period are discounted at a rate commensurate with the degree of risk associated with future proceeds. A residual or terminal value is also added to the present value of the income to quantify the value of the business beyond the projection period. As such, recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to its expected future discounted net cash flows. If the carrying amount of such assets is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the recoverability of the assets.

Finite-Lived Intangibles

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

Fair Value of Contingent Obligations

ASC 805-50-30 requires that, when accounting for asset acquisitions, when the fair value of the assets acquired is greater than the consideration paid, any contingent obligations shall be recognized and recorded as the positive difference between the fair value of the assets acquired and the consideration paid for the acquired assets. ASC 805-50-30 also requires that when the fair value of the assets acquired is equal to the consideration paid, any contingent obligations shall be recognized based upon the Company’s best estimate of the amount that will be paid to settle the liability.

We recognized contingent obligations in connection with the acquisition of Judith Ripka Trademarks in 2014, the acquisition of the C Wonder Trademarks in 2015, and the acquisition of the Halston Heritage Trademarks in 2019.

Leases

We determine if an arrangement is a lease at inception. At commencement of a lease, we recognize an operating lease right-of-use (“ROU”) asset, representing our right to use the underlying leased asset for the lease term, and a  lease liability, representing our obligation to make future lease payments, based on the present value of the remaining lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We may use the implicit rate when readily determinable. Operating lease ROU assets also include scheduled lease payments made and initial direct costs, and exclude lease incentives and accrued rent. Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating lease payments is generally recognized on a straight-line basis over the lease term.

For real estate leases of office space, we account for the lease and non-lease components as a single lease component. Variable lease payments that do not depend on an index or rate (such as real estate taxes and building insurance and lessee’s shares thereof), if any, are excluded from lease payments at lease commencement date for initial measurement. Subsequent to initial measurement, these variable payments are recognized when the event determining the amount of variable consideration to be paid occurs.

For leases with a term of 12 months or less, we do not recognize lease liabilities and ROU assets, but recognize the lease payments in net income on a straight-line basis over the respective lease terms.

We recognize income from subleases (in which we are the sublessor) on a straight-line basis over the term of the sublease, as a reduction to lease expense.

Income Taxes

Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities. Deferred income taxes are determined based on the temporary difference between the financial reporting and tax bases of assets and liabilities using enacted rates in effect during the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. ASC Topic 740, “Accounting for Income Taxes” clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. Tax positions shall initially be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a probability of fifty percent or greater of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2016 through December 31, 2019.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018‑13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU adds, modifies, and removes several disclosure requirements relative to the three levels of inputs used to measure fair value in accordance with Topic 820, “Fair Value Measurement.” This guidance is effective for public companies for fiscal years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the new guidance to determine the impact the adoption of this guidance will have on our results of operations, cash flows, and financial condition.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU removes certain exceptions to the general principles in Topic 740, including, but not limited to, intraperiod tax allocations and interim period tax calculations. The ASU also provides additional clarification and guidance related to recognition of franchise taxes and changes in tax laws. This guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the new guidance to determine the impact the adoption of this guidance will have on our results of operations, cash flows, and financial condition.

Recently Adopted Accounting Pronouncements

We adopted ASU No. 2016-02, “Leases,” effective January 1, 2019, by applying the new guidance under the additional and alternative transition method allowed by ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements.” The core principle of this standard is that an entity should recognize on its balance sheet assets and liabilities arising from a lease. In accordance with that principle, the new lease accounting guidance requires that a lessee recognize a liability to make future lease payments (the lease liability) and a right-of-use (“ROU”) asset representing its right to use the underlying leased asset for the lease term. As of January 1, 2019, the adoption resulted in the recognition of operating lease right-of-use ("ROU") assets of approximately $10.4 million, lease liabilities of approximately $13.2 million, and a decrease of approximately $2.8 million in accrued rent. The adoption of the new lease accounting guidance did not have an impact on our consolidated statement of operations, and had no impact on cash provided by or used in operating, financing, or investing activities in our consolidated statement of cash flows.

We elected the available practical expedients under ASC 842-10-15-37 (thereby not separating lease components from non-lease components and instead accounting for all components as a single lease component) and ASC 842-10-65-1 (thereby, among other things, not reassessing lease classification), and implemented changes to our processes and methodologies related to leases to enable the preparation of financial information upon adoption and to allow for the correct identification, classification, and measurement of leases in accordance with the new guidance going forward.

We determine if an arrangement is a lease at inception. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of the remaining lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We may use the implicit rate when readily determinable. Operating lease ROU assets also include scheduled lease payments made and initial direct costs, and exclude lease incentives and accrued rent. Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating lease payments is generally recognized on a straight-line basis over the lease term.

For real estate leases of office space, we account for the lease and non-lease components as a single lease component.

Variable lease payments that do not depend on an index or rate (such as real estate taxes and building insurance and lessee’s shares thereof), if any, are excluded from lease payments at lease commencement date for initial measurement. Subsequent to initial measurement, these variable payments are recognized when the event determining the amount of variable consideration to be paid occurs.

For leases with a term of 12 months or less, we do not recognize lease liabilities and ROU assets, but recognize the lease payments in net income on a straight-line basis over the respective lease terms.

We recognize income from subleases (in which we are the sublessor) on a straight-line basis over the term of the sublease, as a reduction to lease expense.

Summary of Operating Results

The consolidated financial statements and related notes included elsewhere in this Form 10‑K are as of, or for the year ended December 31, 2019 (the “Current Year”), and the year ended December 31, 2018 (the “Prior Year”).

Revenues

Current Year net revenue increased approximately $6.2 million to $41.7 million from $35.5 million for the Prior Year.

Our jewelry wholesale and e-commerce sales and apparel wholesale sales contributed $15.3 million to net revenue in the Current Year, compared with $4.3 million in the Prior Year. This $11.0 million increase was primarily attributable to the launch of our apparel wholesale business in November 2018, as well as growth in our Judith Ripka Fine Jewelry e-commerce business.

Net licensing revenue decreased by approximately $4.8 million in the Current Year to $26.4 million, compared with $31.2 million in the Prior Year. This decline was primarily driven by (i) revenues from one of our existing licensing arrangements changing from guaranteed minimum amounts to sales-based royalties effective April 1, 2019, and (ii) a decrease in design and service fees in our department store business attributable to the transition from a licensing model to a wholesale model. These declines were partially offset by growth in other existing and new licensing arrangements, as well as revenues recognized in the Current Year related to the recently acquired Halston Heritage brand.

Cost of Goods Sold

Current Year cost of goods sold was $10.3 million, compared with $2.7 million for the Prior Year. This increase was due to higher volume of wholesale and e-commerce sales in the Current Year.

Current Year gross profit (which includes cost of goods sold) decreased approximately $1.3 million to $31.5 million from $32.8 million for the Prior Year, while gross profit margin decreased from 92% to 75%. This decrease was primarily attributable to the decrease in net licensing revenue, partially offset by an increase in net margin from product sales.

Operating Costs and Expenses

Operating costs and expenses increased approximately $8.1 million to $36.9 million for the Current Year from approximately $28.8 million in the Prior Year. This increase was primarily attributable to a $6.2 million non-cash impairment charge recorded in the Current Year related to the Ripka Brand trademarks,  driven by the timing of the continued transition from a licensing model to a wholesale and direct to consumer model. Also contributing to the increase in total operating costs and expenses was a $2.1 million increase in amortization expense for our intangible assets, due to the change in the previously-owned Halston trademarks from indefinite-lived assets to finite-lived assets as of January 1, 2019, and the February 2019 acquisition of the Halston and Halston Heritage trademarks, also determined to be finite-lived assets. In addition, we incurred $1.3 million of costs in the Current Year in connection with potential acquisitions.

These various expense increases were partially offset by a  reduction in salary and benefit costs and lower stock-based compensation of $0.7 million and $0.8 million, respectively.

Other Income

During the Current Year, we recognized a $2.85 million gain on the reduction of contingent obligations related to the 2015 acquisition of the C Wonder Brand. As part of that acquisition, the seller was eligible to earn additional consideration based on future royalties related to the C Wonder Brand exceeding certain thresholds, and we recorded a liability for the potential future payment of such consideration. The final earn-out period ended on June 30, 2019, and the seller ultimately did not earn any additional consideration under the terms of the purchase agreement.

Interest and Finance Expense

Interest and finance expense for the Current Year was $1.47 million, compared with $1.01 million for the Prior Year. This increase was mainly attributable to the February 11, 2019 term loan amendment, which resulted in (i) a $0.19 million loss on extinguishment of debt (consisting of unamortized deferred finance costs), (ii) a higher outstanding principal balance as compared with the prior year period, and (iii) a higher interest rate than under the previous term loan.

Income Tax (Benefit) Provision

The effective income tax rate for the Current Year was approximately 15.8% resulting in a $0.6 million income tax benefit. During the Current Year, the effective tax rate was impacted by the vesting of restricted shares of common stock. The excess tax deficiencies were treated as a discrete item in the determination of the tax provision as required by ASU 2016‑09, “Improvements to Employee Share-Based Payment Accounting,” decreasing the effective rate by approximately 7.0%. The effective tax rate was also impacted by recurring permanent differences, which, based on the amount of income before income taxes compared to the permanent differences,  increased the effective rate in 2019 by approximately 1.8%. The largest such recurring permanent differences were state and local tax provisions, which increased the effective rate in 2019 by approximately 7.4%, and was largely offset by the effect of disallowed excess compensation, which decreased the effective rate in 2019 by approximately 5.1%.

The effective income tax rate for the Prior Year was approximately 62.7% resulting in a $1.8 million income tax expense. During the Prior Year, the effective tax rate was impacted by recurring permanent differences, which, based on the amount of income before income taxes compared to the permanent differences, increased the effective rate by 23.4%. The largest such recurring permanent difference was disallowed excess compensation, which increased the effective rate in 2018 by 8.4%. The effective tax rate was also impacted by the vesting of restricted shares of common stock. The excess tax deficiencies were treated as a discrete item for tax as required by ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”, and this item increased the effective rate by approximately 18.3%.

Net (Loss) Income

We had a  net loss of approximately $3.4 million for the Current Year, compared with net income of approximately $1.1 million for the Prior Year,  as a result of the factors discussed above.

Non-GAAP Net Income, Non-GAAP Diluted EPS and Adjusted EBITDA

We had non-GAAP net income of $4.8 million or $0.25 per share (“non-GAAP diluted EPS”) based on 18,858,379 weighted average shares outstanding for the Current Year, compared with non-GAAP net income of $6.5 million, or $0.36  per share based on 18,281,638 weighted average shares outstanding for the Prior Year. Non-GAAP net income is a non-GAAP unaudited term, which we define as net income, exclusive of intangible asset impairments, amortization of trademarks, stock-based compensation, non-cash interest and finance expense from discounted debt related to acquired assets, loss on extinguishment of debt, gain on reduction of contingent obligations, costs in connection with potential acquisitions, non-recurring facility exit charges,  and deferred income taxes. Non-GAAP net income and non-GAAP diluted EPS measures do not include the tax effect of the aforementioned adjusting items, due to the nature of these items and the Company’s tax strategy.

We had Adjusted EBITDA of $7.1 million for the Current Year, compared with Adjusted EBITDA of approximately $8.4 million for the Prior Year. Adjusted EBITDA is a non-GAAP unaudited measure, which we define as net income before interest and finance expenses (including loss on extinguishment of debt, if any), income taxes, other state and local franchise taxes, depreciation and amortization, intangible asset impairments, stock-based compensation, gain on reduction of contingent obligations, costs in connection with potential acquisitions, and non-recurring facility exit charges.

Management uses non-GAAP net income, non-GAAP diluted EPS, and Adjusted EBITDA as measures of operating performance to assist in comparing performance from period to period on a consistent basis and to identify business trends relating to the Company’s results of operations. Management believes non-GAAP net income, non-GAAP diluted EPS, and Adjusted EBITDA are also useful because these measures adjust for certain costs and other events that management believes are not representative of our core business operating results, and thus these non-GAAP measures provide supplemental information to assist investors in evaluating the Company’s financial results.

Non-GAAP net income, non-GAAP diluted EPS, and Adjusted EBITDA should not be considered in isolation or as alternatives to net income, earnings per share, or any other measure of financial performance calculated and presented in accordance with GAAP. Given that non-GAAP net income, non-GAAP diluted EPS, and Adjusted EBITDA are financial measures not deemed to be in accordance with GAAP and are susceptible to varying calculations, our non-GAAP net income, non-GAAP diluted EPS, and Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in our industry, because other companies may calculate these measures in a different manner than we do.

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

The following table is a reconciliation of net (loss) income (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net income:

	Year Ended December 31,
($ in thousands)	2019	2018
Net (loss) income attributable to Xcel Brands, Inc. stockholders	$(3,426)	$1,088
Intangible asset impairment	6,200	—
Amortization of trademarks	3,105	1,031
Non-cash interest and finance expense	16	41
Stock-based compensation	976	1,788
Costs in connection with potential acquisition	1,290	—
Loss on extinguishment of debt	189	—
Gain on reduction of contingent obligation	(2,850)	—
Non-recurring facility exit charges	—	799
Deferred income tax (benefit) provision	(705)	1,764
Non-GAAP net income	$4,795	$6,511

The following table is a reconciliation of diluted (loss) earnings per share to non-GAAP diluted EPS:

	Year Ended December 31,
	2019	2018
Diluted (loss) earnings per share, attributable to Xcel Brands, Inc. stockholders	$(0.18)	$0.06
Intangible asset impairment	0.33	—
Amortization of trademarks	0.16	0.06
Non-cash interest and finance expense	—	—
Stock-based compensation	0.05	0.10
Costs in connection with potential acquisition	0.07	—
Loss on extinguishment of debt	0.01	—
Gain on reduction of contingent obligation	(0.15)	—
Non-recurring facility exit charges	—	0.04
Deferred income tax (benefit) provision	(0.04)	0.10
Non-GAAP diluted EPS	$0.25	$0.36
Diluted weighted average shares outstanding	18,858,379	18,281,638

The following table is a reconciliation of basic weighted average shares outstanding to non-GAAP diluted weighted average shares outstanding:

	Year Ended December 31,
	2019	2018
Basic weighted average shares	18,857,657	18,280,788
Effect of exercising warrants	722	850
Non-GAAP diluted weighted average shares outstanding	18,858,379	18,281,638

The following table is a reconciliation of net (loss) income (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Year Ended December 31,
($ in thousands)	2019	2018
Net (loss) income attributable to Xcel Brands, Inc. stockholders	$(3,426)	$1,088
Intangible asset impairment	6,200	—
Depreciation and amortization	3,902	1,780
Interest and finance expense	1,474	1,011
Income tax (benefit) provision	(642)	1,831
State and local franchise taxes	197	113
Costs in connection with potential acquisition	1,290	—
Stock-based compensation	976	1,788
Gain on reduction of contingent obligation	(2,850)	—
Non-recurring facility exit charges	—	799
Adjusted EBITDA	$7,121	$8,410

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund working capital needs, acquire new brands, and to a lesser extent, capital expenditures. As of December 31, 2019 and December 31, 2018, our cash and cash equivalents were $4.6 million and $8.8 million, respectively.

Restricted cash at December 31, 2019 consisted of $1.1 million of cash deposited with Bank Hapoalim B.M. (“BHI”) as collateral for an irrevocable standby letter of credit associated with the lease of our current corporate office and operating facility.  Restricted cash at December 31, 2018 consisted of (i) $1.1 million of cash deposited with BHI as collateral for an irrevocable standby letter of credit associated with the lease of our current corporate office and operating facility, and (ii) $0.4 million of cash held as a security deposit for the sublease of our former corporate offices by us to a third-party subtenant.

We expect that existing cash and operating cash flows will be adequate to meet our operating needs, term debt service obligations, and capital expenditure needs, for at least the twelve months subsequent to the filing date of this Annual Report on Form 10‑K.

Our contingent obligation of $0.9 million related to the acquisition of the Halston Heritage trademarks (see Note 3 in the Notes to Consolidated Financial Statements) is generally required to be paid in shares of our common stock, subject to certain limitations. Payment of this obligation in stock would not affect our liquidity.

Changes in Working Capital

Our working capital (current assets less current liabilities, excluding the current portion of lease obligations and any contingent liabilities payable in common stock) was $9.5 million and $10.7 million as of December 31, 2019 and 2018, respectively. Commentary on components of our cash flows for the Current Year compared with the Prior Year is set forth below. Working capital as of December 31, 2019 included $10.6 million of accounts receivable; substantially all of this balance was collected subsequent to year-end.

Operating Activities

Net cash provided by operating activities was approximately $3.5 million and $6.6 million in the Current Year and Prior Year, respectively.

The Current Year’s cash provided by operating activities was primarily attributable to the combination of the net loss of $(3.4) million plus non-cash expenses of approximately $7.8 million, partially offset by a net change in operating assets and liabilities of approximately $(0.9) million. Non-cash net expenses mainly consisted of a $6.2 million intangible asset impairment charge, $3.9 million of depreciation and amortization, $1.0 million of stock-based compensation, $(0.7)  million of deferred income tax benefit, $(2.9) million of gain on reduction of contingent obligations, and $0.2 million of loss on extinguishment of debt. The net change in operating assets and liabilities includes a decrease in accounts receivable of $0.4 million, a decrease in inventory of $1.1 million, and a decrease in accounts payable, accrued expenses and other current liabilities of $(1.7) million,  all of which are primarily due to timing of collections and payments, and cash paid in excess of rent expense of $(0.4) million.

The Prior Year’s cash provided by operating activities was primarily attributable to the combination of a net income of $1.1 million plus non-cash expenses of approximately $5.7 million and net change in operating assets and liabilities of approximately $(0.2) million. Non-cash net expenses primarily consisted of $1.8 million of stock-based compensation, $1.8 million of depreciation and amortization, and $1.8 million of deferred income tax expense. The net change in operating assets and liabilities includes a net increase in accounts receivable of $(2.7) million, an increase in inventory of $(2.0) million, an increase in prepaid expenses of $(0.4) million, partially offset by an increase in accounts payable, accrued expenses and other current liabilities of $4.6 million, and increases of $0.2 million in other liabilities.  The changes in accounts receivable, inventory, and accounts payable were mainly due to operations related to wholesale and e-commerce that were launched in 2018.

Investing Activities

Net cash used in investing activities for the Current Year was approximately $10.3 million, compared with $1.5 million in the Prior Year. Cash used in investing activities for the Current Year was primarily related to $8.8 million in cash consideration paid to acquire the Halston Heritage Brands, as well as capital expenditures of $1.1 million predominantly related to implementation of our ERP system. Cash used in investing activities in the Prior Year was primarily attributable to capital expenditures of $1.0 million related to the launch of our wholesale business and $0.4 million related to the implementation of our ERP system.

Financing Activities

Net cash provided by (used in) financing activities for the Current Year was approximately $2.3 million, and was primarily attributable to proceeds received from long-term debt of $7.5 million, partially offset by payments made on our senior term debt obligation of $(4.0) million, the final payment on the IM Seller Note obligation of $(0.7) million, and payment of $(0.3) million of deferred finance costs.

Net cash used in financing activities for the Prior Year was approximately $6.5 million, and was primarily attributable to payments made on our senior term debt obligation of $4.0 million, payments on the IM Seller Note obligation of $1.5 million, and shares repurchased related to vested restricted stock in exchange for withholding taxes of $1.0 million.

Obligations and Commitments

Term Loan Debt

On February 26, 2016, the Company and its wholly owned subsidiaries, IM Brands, LLC, JR Licensing, LLC, H Licensing, LLC, C Wonder Licensing, LLC, Xcel Design Group, LLC, IMNY Retail Management, LLC, and IMNY E-Store, USA, LLC (each a “Guarantor” and collectively, the “Guarantors”), as Guarantors, entered into an amended and restated loan and security agreement (the “Loan Agreement”) with Bank Hapoalim B.M. as agent, and the financial institutions party thereto as lenders. The Loan Agreement amended and restated the previous IM Term Loan, JR Term Loan, and H Term Loan. Pursuant to the Loan Agreement, Xcel assumed the obligations of each of IM Brands, LLC, JR Licensing, LLC, and H Licensing, LLC under the respective term loans with BHI in the aggregate principal amount of $27.9 million (the loan under the Loan Agreement is referred to as the “Xcel Term Loan”).

The Xcel Term Loan was due to mature on January 1, 2021. Principal on the Xcel Term Loan was payable in quarterly installments on each of January 1, April 1, July 1 and October 1.

The Xcel Term Loan was amended in February 2017 and again in June 2017. Under these amendments, principal payments for the year ended December 31, 2017 were increased by a total of $0.8 million, principal payments for the year ended December 31, 2019 were increased by a total of $1.0 million, and principal payments for the year ending December 31, 2021 were decreased by $1.8 million. In addition, the minimum EBITDA (as defined in the Loan Agreement) requirement for the year ended December 31, 2017 was changed from $9.0 million to $7.0 million, and the minimum EBITDA requirements for the years ended December 31, 2018 and 2019 were changed from $9.0 million to $8.0 million, respectively. There were no changes to the total principal balance, interest rate, maturity date, or other terms of the Loan Agreement. Management assessed and determined that these amendments represented debt modifications and, accordingly, no gain or loss was recorded.

On February 11, 2019 (also referred to herein as the “Closing Date”), the Company entered into an amended loan agreement with BHI (the “Second Amended and Restated Loan and Security Agreement”), which amended and restated the Prior Xcel Term Loan. Immediately prior to February 11, 2019, the aggregate principal amount of the Prior Xcel Term loan was $14.5 million. Pursuant to the Loan Agreement, the Lenders have extended to Xcel an additional term loan in the amount of $7.5 million, such that, as of February 11, 2019, the aggregate outstanding balance of all the term loans extended by BHI to Xcel was $22.0 million, which amount has been divided under the Loan Agreement into two term loans: (1) a term loan in the amount of $7.3 million (“Term Loan A”) and (2) a term loan in the amount of $14.7 million (“Term Loan B” and, together with Term Loan A, the “Term Loans”).

The terms and conditions of the Second Amended and Restated Xcel Term Loan resulted in significantly different debt service payment requirements, compared with the Prior Xcel Term Loan, which included an increase of $7.5 million in the principal balance, and related changes to the timing and amount of principal payments, as well as changes in the interest rate. Management assessed and determined that this amendment resulted in an extinguishment of debt and recognized a loss of $0.2 million (consisting of unamortized deferred finance costs) during the year ended December 31, 2019.

The Second Amended and Restated Loan and Security Agreement also contemplates that BHI, or their affiliates (collectively, the “Lenders”) can provide to Xcel a revolving loan facility and a letter of credit facility, the terms of each of which shall be agreed to by Xcel and the Lenders. Amounts advanced under the revolving loan facility (the “Revolving Loans”) will be used for the purpose of consummating acquisitions by Xcel or its subsidiaries that are or become parties to the Second Amended and Restated Loan and Security Agreement. Xcel will have the right to convert Revolving Loans to incremental term loans (the “Incremental Term Loans”) in minimum amounts of $5.0 million. The Company has not drawn down any funds under either the revolving loan facility or letter of credit facility.

The Term Loans mature on December 31, 2023, Incremental Term Loans shall mature on the date set forth in the applicable term note, and Revolving Loans and the letter of credit facility shall mature on such date as agreed upon by Xcel and the Lenders. Any letter of credit issued under Second Amended and Restated Loan and Security Agreement shall terminate no later than one year following the date of issuance thereof.

On April 13, 2020, the Company further amended its Second Amended and Restated Loan and Security Agreement with BHI. Under this amendment, the quarterly installment payment due March 31, 2020 was deferred, and the amounts of the quarterly installment payments due throughout the remainder of 2020 were reduced, while the amount of principal to be repaid through variable payments based on excess cash flow was increased. In addition, there were multiple changes and waivers to the various financial covenants. Further, this amendment permits Xcel to incur unsecured debt through the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), and excludes any associated PPP debt and debt service from the covenant calculations. There were no changes to the total principal balance, interest rate, or maturity date.

Principal on the Xcel Term Loan, as amended, is payable in fixed installments as follows:

($ in thousands)
Installment Payment Dates	Amount
June 30, 2020, September 30, 2020, and December 31, 2020	$750

March 31, 2021, June 30, 2021, September 30, 2021, and December 31, 2021	$1,125

April 30, 2021	$750

March 31, 2022, June 30, 2022, September 30, 2022, and December 31, 2022	$1,125

March 31, 2023, June 30, 2023, September 30, 2023, and December 31, 2023	$1,250

In addition to the fixed installments outlined above, commencing with the fiscal quarter ended March 31, 2021, the Company is required to repay a portion of the Xcel Term Loan in an amount equal to 50% of the excess cash flow for the fiscal quarter, provided that no early termination fee shall be payable with respect to any such payment. Excess cash flow means, for any period, cash flow from operations (before certain permitted distributions) less (i) capital expenditures not made through the incurrence of indebtedness, (ii) all cash principal paid or payable during such period, and (iii) all dividends declared and paid (or which could have been declared and paid) during such period to equity holders of any credit party treated as a disregarded entity for tax purposes. To the extent that the cumulative amount of such variable repayments made is less than $2.00 million as of March 31, 2022, any such shortfall must be repaid at that date.

Thus, the aggregate remaining annual principal payments under the Xcel Term Loan are as follows:

Amount of
($ in thousands)	Principal
Year Ending December 31,	Payment
2020	$2,250
2021	5,250
2022	6,500
2023	5,000
Total	$19,000

Xcel has the right to prepay the Term Loans, Incremental Term Loans, Revolving Loans, and obligations with respect to letters of credit and accrued and unpaid interest thereon and to terminate the Lenders’ obligations to make Revolving Loans and issue letters of credit, provided that any prepayment of less than all of the outstanding balances of the Term Loans and Incremental Term Loans shall be applied to the remaining amounts due in inverse order of maturity.

If any Term Loan or any Incremental Term Loan is prepaid on or prior to the third anniversary of the Closing Date (including as a result of an event of default), Xcel shall pay an early termination fee as follows: an amount equal to the principal amount of the Term Loan or Incremental Term Loan, as applicable, being prepaid, multiplied by: (i) two percent (2.00%) if any of Term Loan B or any Incremental Term Loan is prepaid on or before the second anniversary of the later of the Closing Date or the date such Incremental Term Loan was made, as applicable; (ii) one percent (1.00%) if any of Term Loan A is prepaid on or before the second anniversary of the Closing Date; (iii) one percent (1.00%) if any of Term Loan B or any Incremental Term Loan is prepaid after the second anniversary of the later of the Closing Date or such Incremental Term Loan was made, as applicable, but on or before the third anniversary of such date; (iv) one-half of one percent (0.50%) if any of Term Loan A is prepaid after the second anniversary of the Closing Date, but on or before the third anniversary of such date; or (v) zero percent (0.00%) if any Term Loan or any Incremental Term Loan is prepaid after the third anniversary of the later of the Closing Date or the date such Incremental Term Loan was made, as applicable.

Notwithstanding the above, Xcel may make a voluntary prepayment of up to $0.75 million without any early termination fees, after any PPP loan proceeds have been received by the Company. Any such prepayment would be applied against the April 30, 2021 fixed installment payment and would be excluded from the computation of excess cash flows.

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

The Amended Loan Agreement contains customary covenants, including reporting requirements, trademark preservation, and the following financial covenants of the Company (on a consolidated basis with the Guarantors under the Second Amended and Restated Loan and Security Agreement):

•	net worth of at least $90.0 million at the end of each fiscal quarter;
•

liquid assets of at least $3.25 million through the earlier of December 31, 2020 or such time as any PPP loan proceeds are received by the Company, at least $4.0 million through December 31, 2020 provided that PPP loan proceeds have been received by the Company, and at least $5.0 million thereafter;

•

EBITDA shall not be less than $6.8 million for the fiscal year ended December 31, 2019, $5.0 million for the twelve fiscal month period ending March 31, 2020, and $4.8 million for the twelve fiscal month period ending June 30, 2020;

•	the fixed charge coverage ratio for the twelve fiscal month period ending at the end of each fiscal quarter shall not be less than the ratio set forth below:

Fiscal Quarter End	Fixed Charge Coverage Ratio
September 30, 2020	1.00 to 1.00
December 31, 2020, March 31, 2021, June 30, 2021, September 30, 2021, December 31, 2021 and thereafter	1.10 to 1.00

•

capital expenditures (excluding any capitalized compensation costs) shall not exceed $1.7 million for the fiscal year ended December 31, 2018; $0.7 million for the fiscal year ended December 31, 2019; $1.6 million for the fiscal year ending December 31, 2020, and $0.7 million for any fiscal year beginning after December 31, 2020; and

•	the leverage ratio for the twelve fiscal month period ending at the end of each fiscal period set forth below shall not exceed the ratio set forth below:

Fiscal Period	Maximum Leverage Ratio
December 31, 2018	2.90 to 1.00
June 30, 2020	4.25 to 1.00
September 30, 2020	3.50 to 1.00
December 31, 2020	2.75 to 1.00
March 31, 2021, June 30, 2021 and September 30, 2021	1.70 to 1.00
December 31, 2021 and each Fiscal Quarter end thereafter	1.50 to 1.00

The Company was in compliance with all applicable covenants under the Second Amended and Restated Loan and Security Agreement as of and for the fiscal year ended December 31, 2019.

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

For the Current Year and Prior Year, the Company incurred interest expense of approximately $1.2 million and $0.9 million, respectively, related to term loan debt.

Contingent Obligations – HH Seller (Halston Heritage Earn-Out)

In connection with the February 11, 2019 purchase of the Halston Heritage Trademarks from HIP, the Company agreed to pay HIP additional consideration (the “Halston Heritage Earn-Out”) of up to $6.0 million, based on royalties earned through December 31, 2022. The Halston Heritage Earn-Out of $0.9 million is recorded as a  long-term liability as of December 31, 2019 in the accompanying condensed consolidated balance sheets, based on the difference between the fair value of the acquired assets of the Halston Heritage Trademarks and the total consideration paid. In accordance with ASC Topic 480, the Halston Heritage Earn-Out obligation is treated as a liability in the accompanying consolidated balance sheets because of the variable number of shares payable under the agreement.

Other Long-Term Liabilities

Other long-term liabilities consist of the Company’s obligations to subtenants for security deposits under sublease arrangements, which were $0.2 million and $0.4 million as of December 31, 2019 and 2018, respectively.

Commitments

We believe that cash from future operations as well as currently available cash will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future, including our debt service requirements and making necessary investments in our infrastructure and technology.

The following is a summary of contractual cash obligations that existed as of December 31, 2019 for the future periods indicated:

($ in thousands)	2020	2021	2022 and After	Total
Term debt	$2,250	$5,250	$11,500	$19,000
Term debt interest	1,128	915	723	2,766
Operating leases	2,423	2,577	9,234	14,234
Employment contracts	6,624	4,245	3,418	14,287
Total contractual cash obligations	$12,425	$12,987	$24,875	$50,287

Other Factors

We continue to seek to expand and diversify the types of licensed products being produced under our brands. We plan to continue to diversify the distribution channels within which licensed products are sold, in an effort to reduce dependence on any particular retailer, consumer, or market sector within each of our brands. The Mizrahi brand, Halston brand, and C Wonder brand have a core business in fashion apparel and accessories. The Ripka brand is a fine jewelry business,  and the Longaberger brand focuses on  home good products, which we believe helps diversify our industry focus while at the same time complements our business operations and relationships.

We continue to expand our Judith Ripka Fine Jewelry wholesale and e-commerce business, and in November 2018, we transitioned our department store business from a licensing model to a wholesale model. Our strategy is to manage our working capital needs by utilizing back-to-back sales and purchase orders and minimizing inventory risk. This change should increase our total and net revenues as compared to the licensing model. We expect to develop a core licensing business for the Longaberger brand, in addition to a direct-to-consumer business.

In addition, we continue to seek new opportunities, including expansion through interactive television, our design, production and supply chain platform, additional domestic and international licensing arrangements, and acquiring additional brands. In November 2019, we acquired an ownership interest in the Longaberger brand through a joint venture, and launched the brand on QVC that same month. We are also actively pursuing the potential acquisition of other brands and business operations which we believe are synergistic to our existing portfolio of brands and our operating platform, and are complementary to our overall strategy.

However, the impacts of the COVID-19 pandemic are broad reaching, and are having an impact on our licensing and wholesale businesses. The COVID-19 pandemic is impacting our supply chain as most of our products are manufactured in China,  Thailand, and other places around the world affected by this event.  Temporary factory closures and the pace of workers returning to work have impacted our contract manufacturers’ ability to source certain raw materials and to produce finished goods in a timely manner. The outbreak is also impacting distribution and logistics providers' ability to operate in the normal course of business. Further,  the pandemic has resulted in a sudden decrease in sales for many of our products, resulting in order cancelations. Financial impacts associated with the COVID-19 pandemic include, but are not limited to, lower net sales, the delay of inventory production and fulfillment, potentially further impacting net sales, and potential incremental costs associated with mitigating the effects of the pandemic, including increased freight and logistics costs and other expenses. We expect that the impact the COVID-19 pandemic will have on our operating results could result in our inability to comply with certain debt covenants and require Bank Hapoalim B.M. to waive compliance with, or agree to amend, any such covenant to avoid a default. The COVID-19 pandemic is ongoing, and its dynamic nature, including uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the pandemic, and actions that would be taken by governmental authorities to contain the pandemic or to treat its impact, makes it difficult to forecast any effects on our 2020 results. However, as of the date of this filing we expect our results for 2020 to be significantly affected.

Our success, however, will still remain largely dependent on our ability to build and maintain our brands’ awareness and continue to attract wholesale and direct-to-consumer customers, and contract with and retain key licensees, as well as our and our licensees’ ability to accurately predict upcoming fashion and design trends within their respective customer bases and fulfill the product requirements of the particular retail channels within the global marketplace. Unanticipated changes in consumer fashion preferences and purchasing patterns, slowdowns in the U.S. economy, changes in the prices of supplies, consolidation of retail establishments, and other factors noted in “Risk Factors” could adversely affect our licensees’ ability to meet and/or exceed their contractual commitments to us and thereby adversely affect our future operating results.

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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.      Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Xcel Brands, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Xcel Brands, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.  The Company adopted the new lease standard using the transition method provided in Accounting Standards Update (ASU) No. 2018-11 such that prior period amounts are not adjusted and continue to be reported in accordance with ASC Topic 840, Leases.

/s/ CohnReznick LLP

We have served as the Company’s auditors since 2012.

New York, New York

April 14, 2020

Xcel Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2019	December 31, 2018

Assets
Current Assets:
Cash and cash equivalents	$4,641	$8,837
Accounts receivable, net	10,622	11,010
Inventory	899	1,988
Prepaid expenses and other current assets	1,404	2,040
Total current assets	17,566	23,875
Property and equipment, net	3,666	3,202
Operating lease right-of-use assets	9,250	—
Trademarks and other intangibles, net	111,095	108,989
Restricted cash	1,109	1,482
Other assets	505	511
Total non-current assets	125,625	114,184

Total Assets	$143,191	$138,059

Liabilities and Equity
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$4,391	$5,140
Accrued payroll	1,444	2,011
Current portion of accrued rent liability	—	690
Current portion of operating lease obligation	1,752	—
Current portion of long-term debt	2,250	5,325
Current portion of long-term debt, contingent obligations	—	2,950
Total current liabilities	9,837	16,116
Long-Term Liabilities:
Long-term portion of accrued rent liability	—	2,202
Long-term portion of operating lease obligation	9,773	—
Long-term debt, less current portion	16,571	11,300
Contingent obligation	900	—
Deferred tax liabilities, net	7,434	8,139
Other long-term liabilities	224	420
Total long-term liabilities	34,902	22,061
Total Liabilities	44,739	38,177

Commitments and Contingencies

Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized at December 31, 2019 and 2018, respectively, and 18,866,417 and 18,138,616 shares issued and outstanding at December 31, 2019 and 2018, respectively	19	18
Paid-in capital	101,736	100,097
Accumulated deficit	(3,659)	(233)
Total Xcel Brands, Inc. stockholders' equity	98,096	99,882
Noncontrolling interest	356	—
Total Equity	98,452	99,882

Total Liabilities and Equity	$143,191	$138,059

See Notes to Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Year Ended
	December 31,
	2019	2018
Revenues
Net licensing revenue	$26,435	$31,190
Net sales	15,292	4,276
Net revenue	41,727	35,466
Cost of goods sold (sales)	10,272	2,702
Gross profit	31,455	32,764

Operating costs and expenses
Salaries, benefits and employment taxes	15,834	16,560
Other design and marketing costs	3,164	2,696
Other selling, general and administrative expenses	5,552	5,211
Costs in connection with potential acquisition	1,290	—
Facilities exit charge	—	799
Stock-based compensation	976	1,788
Depreciation and amortization	3,902	1,780
Intangible asset impairment	6,200	—
Total operating costs and expenses	36,918	28,834

Other income
Gain on reduction of contingent obligation	2,850	—
Total other income	2,850	—

Operating (loss) income	(2,613)	3,930

Interest and finance expense
Interest expense - term debt	1,211	912
Other interest and finance charges	74	99
Loss on extinguishment of debt	189	—
Total interest and finance expense	1,474	1,011

(Loss) income before income taxes	(4,087)	2,919

Income tax (benefit) provision	(642)	1,831

Net (loss) income	(3,445)	1,088
Less: Net (loss) income attributable to noncontrolling interest	(19)	—
Net (loss) income attributable to Xcel Brands, Inc. stockholders	$(3,426)	$1,088

(Loss) earnings per share attributable to Xcel Brands, Inc. common stockholders:
Basic net (loss) income per share:	$(0.18)	$0.06
Diluted net (loss) income per share:	$(0.18)	$0.06
Weighted average number of common shares outstanding:
Basic weighted average common shares outstanding	18,857,657	18,280,788
Diluted weighted average common shares outstanding	18,857,657	18,281,638

See Notes to Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Xcel Brands, Inc. stockholders
				Retained
				Earnings
	Common Stock		Paid-in	(Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit)	Interest	Total
Balance as of January 1, 2018	18,318,961	$18	$98,997	$(1,321)	$—	$97,694

Shares issued to employees, directors and others in connection with restricted stock grants, net of forfeitures	190,806	—	—	—	—	—

Compensation expense in connection with stock options and restricted stock	—	—	2,133	—	—	2,133

Shares repurchased including vested restricted stock in exchange for withholding taxes	(371,151)	—	(1,033)	—	—	(1,033)

Net income for the year ended December 31, 2018	—	—	—	1,088	—	1,088

Balance as of December 31, 2018	18,138,616	18	100,097	(233)	—	99,882

Issuance of common stock in connection with the acquisition of Halston Heritage	777,778	1	1,057	—	—	1,058

Shares issued to directors in connection with restricted stock grants, net of forfeitures	60,000	—	—	—	—	—

Shares issued on exercise of stock options, net	5,185	—	—	—	—	—

Compensation expense in connection with stock options and restricted stock	—	—	756	—	—	756

Shares repurchased including vested restricted stock in exchange for withholding taxes	(115,162)	—	(174)	—	—	(174)

Consolidation of Longaberger Licensing, LLC variable interest entity	—	—	—	—	375	375

Net loss for the year ended December 31, 2019	—	—	—	(3,426)	(19)	(3,445)

Balance as of December 31, 2019	18,866,417	$19	$101,736	$(3,659)	$356	$98,452

See Notes to Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2019	2018
Cash flows from operating activities
Net (loss) income	$(3,445)	$1,088
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	3,902	1,780
Intangible asset impairment	6,200	—
Amortization of deferred finance costs	146	169
Stock-based compensation	976	1,788
Amortization of note discount	16	41
Allowance for doubtful accounts	(50)	172
Loss on extinguishment of debt	189	—
Deferred income tax (benefit) provision	(705)	1,764
Gain on reduction of contingent obligation	(2,850)	—
Changes in operating assets and liabilities:
Accounts receivable	438	(2,653)
Inventory	1,089	(1,988)
Prepaid expenses and other assets	(59)	(373)
Accounts payable, accrued expenses and other current liabilities	(1,720)	4,638
Cash paid in excess of rent expense	(431)	—
Other liabilities	(196)	167
Net cash provided by operating activities	3,500	6,593

Cash flows from investing activities
Cash consideration for acquisition of Halston Heritage assets	(8,830)	—
Investment in Longaberger Licensing, LLC	(375)	—
Purchase of property and equipment	(1,133)	(1,476)
Net cash used in investing activities	(10,338)	(1,476)

Cash flows from financing activities
Shares repurchased including vested restricted stock in exchange for withholding taxes	(174)	(1,033)
Payment of deferred finance costs	(315)	—
Proceeds from long-term debt	7,500
Payment of long-term debt	(4,742)	(5,459)
Net cash provided by (used in) financing activities	2,269	(6,492)

Net decrease in cash, cash equivalents, and restricted cash	(4,569)	(1,375)

Cash, cash equivalents, and restricted cash at beginning of period	10,319	11,694

Cash, cash equivalents, and restricted cash at end of period	$5,750	$10,319

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$4,641	$8,837
Restricted cash	1,109	1,482
Total cash, cash equivalents, and restricted cash	$5,750	$10,319

Supplemental disclosure of non-cash activities:
Operating lease right-of-use asset	$10,409	$—
Operating lease obligation	$13,210	$—
Accrued rent offset to operating lease right-of-use assets	$2,801	$—
Settlement of seller note through offset to receivable	$600	$—
Settlement of contingent obligation through offset to note receivable	$100	$100
Issuance of common stock in connection with Halston Heritage assets acquisition	$1,058	$—
Contingent obligation related to acquisition of Halston Heritage assets at fair value	$900	$—
Liability for equity-based bonuses	$220	$(345)

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$136	$302
Cash paid during the period for interest	$1,176	$969

See Notes to Consolidated Financial Statements.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

1.   Nature of Operations, Background, and Basis of Presentation

Xcel Brands, Inc. (“Xcel” and, together with its subsidiaries, the “Company”) is a media and consumer products company engaged in the design, production, marketing, wholesale distribution, and direct-to-consumer sales of branded apparel, footwear, accessories, jewelry, home goods and other consumer products, and the acquisition of dynamic consumer lifestyle brands. The Company has developed a design, production, and supply chain capability driven by its proprietary integrated technology platform. Currently, the Company’s brand portfolio consists of the Isaac Mizrahi brand (the "Isaac Mizrahi Brand"), the Judith Ripka brand (the "Ripka Brand"), the Halston brands (the "Halston Brands"), the C Wonder brand (the "C Wonder Brand"), and other proprietary brands. The Company also manages the Longaberger brand (the “Longaberger Brand”) through its 50% ownership interest in Longaberger Licensing, LLC.

The Company licenses its brands to third parties, provides certain design, production, marketing, and distribution services, and generates licensing and design fee revenues through contractual arrangements with manufacturers and retailers. This includes licensing its own brands for promotion and distribution through a ubiquitous-channel retail sales strategy, which includes distribution through interactive television, the internet, and traditional brick-and-mortar retail channels.

In January 2018, the Company launched its jewelry wholesale and e-commerce operations and in November 2018, launched its apparel wholesale operations. The revenues related to these operations are presented separately from the Company’s licensing activities as "Net sales" and "Cost of goods sold (sales)" in the Consolidated Statements of Operations.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Xcel, its wholly owned subsidiaries, and entities in which Xcel has a controlling financial interest as of and for the years ended December 31, 2019 (the "Current Year") and 2018 (the "Prior Year"). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with the accounting rules under Regulation S-X, as promulgated by the Securities and Exchange Commission (“SEC”). All significant intercompany accounts and transactions have been eliminated in consolidation. and net earnings have been adjusted by the portion of operating results of consolidated entities attributable to noncontrolling interests.

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

The Company deems the following items to require significant estimates from management:

•	Allowance for doubtful accounts;
•	Useful lives of trademarks;

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

•	Assumptions used in the valuation of intangible assets, including cash flow estimates for impairment analysis;
•	Black-Scholes option pricing model assumptions for stock option values;
•	Performance-based stock option expense recognition;
•	Incremental borrowing rate;
•	Inventory reserves; and
•	Valuation allowances and effective tax rate for tax purposes.

Reclassifications

Certain reclassifications have been made to Prior Year financial statements to conform to classifications used in the Current Year, including (i) the separate presentation on the balance sheet of current and long-term lease-related liabilities (previously included within accounts payable, accrued expenses other current liabilities, and other long-term liabilities, respectively) and (ii) the inclusion of deferred revenue within accounts payable, accrued expenses and other current liabilities on the balance sheet. These reclassifications had no impact on net income, stockholders’ equity, or cash flows as previously reported.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are reported net of the allowance for doubtful accounts. Allowance for doubtful accounts is based on the Company’s ongoing discussions with its licensees, wholesale and digital customers, and its evaluation of each customer’s payment history, account aging, and financial position. As of December 31, 2019 and 2018, the Company had $10.6 million and $11.0 million, respectively, of accounts receivable, net of allowances for doubtful accounts of approximately $0.2 million at December 31, 2019 and 2018. There is no earned revenue that has been accrued but not billed as of December 31, 2019 and 2018.

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

improvements are amortized over the shorter of their estimated useful lives or the terms of the leases. Betterments and improvements are capitalized, while repairs and maintenance are expensed as incurred.

Trademarks and Other Intangible Assets

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles - Goodwill and Other.” Under this standard, goodwill and indefinite-lived intangible assets are not amortized, but are required to be assessed for impairment at least annually (the Company utilizes December 31 as its testing date) and when events occur or circumstances change that would more likely than not reduce the fair value of the asset below its carrying amount.

Indefinite-Lived Intangible Assets

The Company tests its indefinite-lived intangible assets for recovery in accordance with ASC‑820‑10‑55‑3F, which states that the income approach (“Income Approach”) converts future amounts (for example cash flows) to a single current (that is, discounted) amount. When the Income Approach is used, fair value measurement reflects current market expectations about those future amounts. The Income Approach is based on the present value of future earnings expected to be generated by a business or asset. Income projections for a future period are discounted at a rate commensurate with the degree of risk associated with future proceeds. A residual or terminal value is also added to the present value of the income to quantify the value of the business beyond the projection period. As such, recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to its expected future discounted net cash flows. If the carrying amount of such assets is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the recoverable amount of the assets.

As a result of performing its annual impairment testing as described above for the year ended December 31, 2019, the Company recorded a $6.2 million impairment related to the Ripka Brand trademarks, driven by the timing of the continued transition from a licensing model to a wholesale and direct to consumer model.  No other impairment charges were recorded for the years ended December 31, 2019 and 2018.

Finite-Lived Intangible Assets

The Company’s finite-lived intangible assets, including Trademarks, are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. An impairment loss is recognized if the carrying amount of a finite-lived intangible asset is not recoverable and its carrying amount exceeds its fair value. No impairment charges were recorded related to finite-lived intangible assets for the years ended December 31, 2019 and 2018.

With reference to finite-lived intangible assets impairment testing, the Company groups assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on undiscounted cash flows analysis or appraisals. The inputs utilized in the finite-lived intangible assets impairment analysis are classified as Level 3 inputs within the fair value hierarchy as defined in ASC Topic 820, “Fair Value Measurement.”

The Company’s finite-lived intangible assets are amortized over their estimated useful lives of four (4) to eighteen (18) years.

Restricted Cash

Restricted cash was $1.1 million and $1.5 million as of December 31, 2019 and 2018, respectively.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Restricted cash at both December 31, 2019 and 2018 included $1.1 million of cash deposited with Bank Hapoalim B.M. (“BHI”) as collateral for an irrevocable standby letter of credit associated with the lease of the Company’s current corporate office and operating facility at 1333 Broadway, New York City. Restricted cash at December 31, 2018 also included $0.4 million of cash held as a security deposit for the sublease of the Company’s former corporate offices by the Company to a third-party subtenant.

Investment in Unconsolidated Affiliate

The Company holds a limited partner ownership interest in an unconsolidated affiliate, which was entered into in 2016. This investment is accounted for in accordance with Accounting Standards Update (“ASU”) No. 2016‑01, "Financial Instruments – Overall (Subtopic 825‑10): "Recognition and Measurement of Financial Assets and Financial Liabilities," and is included within other assets on the Company’s consolidated balance sheets at December 31, 2019 and 2018. As of December 31, 2019 and 2018, the carrying value of this investment was $0.1 million. This investment does not have a readily determinable fair value and in accordance with ASC 820‑10‑35‑59, the investment is valued at cost, less impairment, plus or minus observable price changes of an identical or similar investment of the same issuer.

Note Receivable

The Company previously entered into a promissory note receivable from a certain key employee in the amount of $0.9 million. This note receivable bore interest at 5.1%, was due and payable in full on April 1, 2019, and was fully collateralized by various assets of the employee in which the Company had been granted a security interest. The note receivable was recorded at amortized cost, and was included within other assets on the Company’s consolidated balance sheet at December 31, 2018 with net carrying value of $0.9 million. The note receivable was satisfied on March 31, 2019, and as of December 31, 2019, there were no amounts remaining outstanding under the note.

Deferred Finance Costs

The Company incurred costs (primarily professional fees and lender underwriting fees) in connection with borrowings under the senior secured term loans. These costs have been deferred on the consolidated balance sheets as a reduction to the carrying value of the associated borrowings. Such costs are amortized as interest expense using the effective interest method.

Contingent Obligations

When accounting for asset acquisitions, if any contingent obligations exist and the fair value of the assets acquired is greater than the consideration paid, any contingent obligations are recognized and recorded as the positive difference between the fair value of the assets acquired and the consideration paid for the acquired assets.

When accounting for asset acquisitions, if any contingent obligations exist and the fair value of the assets acquired are equal to the consideration paid, any contingent obligations are recognized based upon the Company’s best estimate of the amount that will be paid to settle the liability.

The Company recorded contingent obligations in connection with the acquisition of the Judith Ripka Trademarks in 2014, the C Wonder Trademarks in 2015, and the Halston Heritage Trademarks in 2019. See Note 6 for additional information related to contingent obligations.

Under the applicable accounting guidance, the Company is required to carry such contingent liability balances on its consolidated balance sheet until the measurement period of the earn-out expires and all related contingencies have been resolved.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Revenue Recognition

The Company applies the guidance in ASC Topic 606, “Revenue from Contracts with Customers” to recognize revenue.

Licensing

The Company recognizes revenue continuously over time as it satisfies its continuous obligation of granting access to its licensed intellectual properties, which are deemed symbolic intellectual properties under the applicable revenue accounting guidance. Payments are typically due after sales have occurred and have been reported by the licensees or, where applicable, in accordance with minimum guaranteed payment provisions. The timing of performance obligations is typically consistent with the timing of payments, though there may be differences if contracts provide for advances or significant escalations of contractually guaranteed minimum payments. There were no such differences that would have a material impact on the Company’s consolidated balance sheets at December 31, 2019 and 2018. In accordance with ASC 606‑10‑55‑65, the Company recognizes revenue at the later of when (1) the subsequent sale or usage occurs or (2) the performance obligation to which some or all of the sales- or usage-based royalty has been allocated is satisfied (in whole or in part). More specifically, the Company separately identifies:

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

The Company does not typically perform by transferring goods or services to customers before the customer pays consideration or before payment is due, thus the amounts of contract assets as defined by ASC 606‑10‑45‑3 were not material as of December 31, 2019 and 2018. The Company’s unconditional right to receive consideration based on the terms and conditions of licensing contracts is presented as accounts receivable on the accompanying consolidated balance. The Company typically does not receive consideration in advance of performance and, consequently, amounts of contract liabilities as defined by ASC 606‑10‑45‑2 were not material as of December 31, 2019 and 2018.

The Company does not disclose the amount attributable to unsatisfied or partially satisfied performance obligations for variable revenue contracts (identified under “View A” above) in accordance with the optional exemption allowed under ASC 606. The Company did not have any revenue recognized in the reporting period from performance obligations satisfied, or partially satisfied, in previous periods. Remaining minimum guaranteed payments for active contracts as of December 31, 2019 are expected to be recognized ratably in accordance with View C over the remaining term of each contract based on the passage of time and through December 2023.

Design Fees

The Company earns design fees for serving as a buying agent for apparel under private labels for retailers. As a buying agent, the Company utilizes its expertise and relationships with manufacturers to facilitate the production of private label apparel to customer specifications. The Company’s design fee revenue also includes fees charged for its design and product development services provided to certain suppliers. The Company satisfies its performance obligation to its customers by performing the services in buyer agency agreements and thereby earning its design fee at the point in time when the

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

customer’s freight forwarder takes control of the goods. The Company satisfies its performance obligation with the suppliers and earns its design fee from the factory at the point in time when the customer’s freight forwarder takes control of the goods.

Wholesale Sales

The Company generates revenue through the design, sourcing, and sale of branded jewelry and apparel to both domestic and international customers who, in turn, sell the products to the consumer. The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which occurs upon the transfer of control of the merchandise in accordance with the contractual terms and conditions of the sale.

Direct to Consumer Sales

The Company’s revenue associated with its e-commerce jewelry is recognized at a point in time when product is shipped to the customer.

Advertising Costs

All costs associated with production for the Company’s advertising, marketing, and promotion are expensed during the periods when the activities take place. All other advertising costs, such as print and online media, are expensed when the advertisement occurs. The Company incurred $0.9 million in advertising and marketing costs for the year ended December 31, 2019 and $0.3 million for the year ended December 31, 2018.

Leases

As of and for the year ended December 31, 2018, total rental payments under operating leases that include scheduled payment increases and rent holidays were amortized on a straight-line basis over the term of the lease. Landlord allowances were amortized on a straight-line basis from the date of possession through the end of the lease term as a reduction of rent expense.

As of January 1, 2019, the Company adopted the new lease accounting guidance prescribed by ASU No. 2016-02. Refer to “Recently Adopted Accounting Pronouncements” below for a description of the Company’s accounting policies relative to leases as of and for the year ended December 31, 2019 under this new guidance.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation - Stock Compensation,” by recognizing the fair value of stock-based compensation as an operating expense over the service period of the award or term of the corresponding contract, as applicable.

The fair value of stock options and warrants is estimated on the date of grant using the Black-Scholes option pricing model. The valuation determined by the Black-Scholes option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the terms of the awards, and actual and projected employee stock option exercise behaviors. The risk-free rate is based on the U.S. Treasury rate for the expected life at the time of grant, volatility is based on the average long-term implied volatilities of peer companies, and expected life is based on the estimated average life of options and warrants using the simplified method. The Company utilizes the simplified method to determine the expected life of the options and warrants due to insufficient exercise activity during recent years as a basis from which to estimate future exercise patterns. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Restricted stock awards are valued using the fair value of the Company’s stock at the date of grant.

The Company accounts for non-employee awards in accordance with ASU 2018-07, “Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting.” Such awards are measured at the grant date fair value of the equity instruments to be issued, and the Company recognizes compensation cost for grants to non-employees on a straight-line basis over the period of the grant.

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

The Company applies the FASB guidance on accounting for uncertainty in income taxes, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also addresses derecognition, classification, interest, and penalties related to uncertain tax positions. The Company has no unrecognized tax benefits as of December 31, 2019 and 2018. Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2016 through December 31, 2019.

The income tax effects of changes in tax laws are recognized in the period when enacted.

Fair Value

ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value and establishes a framework for measuring fair value under U.S. GAAP. The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of the Company’s assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities).

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable, the carrying amounts approximate fair value due to the short-term maturities of these instruments. The carrying value of the promissory note receivable approximates fair value because the fixed interest rate approximates current market rates and in the instances it does not, the impact is not material. The carrying value of the Xcel Term Loan (as defined in Note 6) approximates fair value because the fixed interest rate approximates current market rates and in the instances it does not, the impact is not material. When debt interest rates are below market rates, the Company considers the discounted value of the difference of actual interest rates and its internal borrowing against the scheduled debt payments. The fair value of the Company’s cost method investment does not have a readily determinable

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

fair value and in accordance with ASC 820‑10‑35‑59, the investment is valued at cost, less impairment, plus or minus observable price changes of an identical or similar investment of the same issuer.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, accounts receivable, and notes receivable. The Company limits its credit risk with respect to cash by maintaining cash, cash equivalents, and restricted cash balances with high quality financial institutions. At times, the Company’s cash, cash equivalents, and restricted cash may exceed federally insured limits. Concentrations of credit risk with respect to accounts receivable are minimal due to the collection history and due to the nature of the Company’s royalty revenues. Generally, the Company does not require collateral or other security to support accounts receivable. Concentration of credit risk with respect to the promissory note receivable previously held by the Company was mitigated as it was fully collateralized by various assets in which the Company had been granted a security interest.

Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options and warrants using the treasury stock method. The difference between basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and warrants outstanding were exercised into common stock if the effect is not anti-dilutive.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018‑13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU adds, modifies, and removes several disclosure requirements relative to the three levels of inputs used to measure fair value in accordance with Topic 820, “Fair Value Measurement.” This guidance is effective for public companies for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows, and financial condition.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU removes certain exceptions to the general principles in Topic 740, including, but not limited to, intraperiod tax allocations and interim period tax calculations. The ASU also provides additional clarification and guidance related to recognition of franchise taxes and changes in tax laws. This guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows, and financial condition.

Recently Adopted Accounting Pronouncements

The Company adopted ASU No. 2016-02, “Leases,” effective January 1, 2019, by applying the new guidance under the additional and alternative transition method allowed by ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements.” The core principle of this standard is that an entity should recognize on its balance sheet assets and liabilities arising from a lease. In accordance with that principle, the new lease accounting guidance requires that a lessee recognize a liability to make future lease payments (the lease liability) and a right-of-use (“ROU”) asset representing its right to use the underlying leased asset for the lease term. As of January 1, 2019, the adoption resulted in the recognition of operating lease right-of-use ("ROU") assets of approximately $10.4 million, lease liabilities of approximately $13.2 million, and a decrease of approximately $2.8 million in accrued rent. The adoption of the new lease accounting guidance did not have an impact on

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

the Company’s consolidated statement of operations, and had no impact on cash provided by or used in operating, financing, or investing activities in the Company's consolidated statement of cash flows.

The Company elected the available practical expedients under ASC 842-10-15-37 (thereby not separating lease components from non-lease components and instead accounting for all components as a single lease component) and ASC 842-10-65-1 (thereby, among other things, not reassessing lease classification), and implemented changes to its processes and methodologies related to leases to enable the preparation of financial information upon adoption and to allow for the correct identification, classification, and measurement of leases in accordance with the new guidance going forward.

The Company determines if an arrangement is a lease at inception. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of the remaining lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company may use the implicit rate when readily determinable. Operating lease ROU assets also include scheduled lease payments made and initial direct costs, and exclude lease incentives and accrued rent. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating lease payments is generally recognized on a straight-line basis over the lease term.

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

The Company recognizes income from subleases (in which the Company is the sublessor) on a straight-line basis over the term of the sublease, as a reduction to lease expense. See Note 9 for additional information related to the Company’s leases.

3. Acquisitions

Acquisition of Halston Heritage Trademarks

On February 11, 2019 (the “Closing Date”), the Company and its wholly owned subsidiary, H Heritage Licensing, LLC, entered into an asset purchase agreement (the "Heritage Asset Purchase Agreement") with the H Company IP, LLC (the "Seller" or "HIP") and its parent, House of Halston LLC ("HOH"), pursuant to which the Company acquired certain assets of HIP, including the "Halston", "Halston Heritage", and "Roy Frowick" trademarks (collectively, the "Halston Heritage Trademarks") and other intellectual property rights relating thereto. Benjamin Malka, who was a director of the Company, is a 25% equity holder of HOH and former Chief Executive Officer of HOH.

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

In addition to the closing considerations, HIP is eligible to earn up to an aggregate of $6.0 million (the “Earn-Out Value”) through December 31, 2022 based on Excess Net Royalties. “Excess Net Royalties” during any calendar year for 2019 through 2022 (each, a “Royalty Target Year”) is equal to (a) the positive amount, if any, of the Net Royalties as calculated for such Royalty Target Year, less the greater of (i) One Million Five Hundred Thousand Dollars ($1.5 million), or (ii) the maximum Net Royalties for any previous Royalty Target Year. “Applicable Percentage” means (a) 50% of the first $10.0 million of Excess Net Royalties during the Earn-Out Period, (b) 20% of aggregate Excess Net Royalties during the Earn-Out Period greater than $10.0 million and up to $15.0 million and (c) 0% of aggregate Excess Net Royalties during the Earn-Out Period in excess of $15.0 million. The Earn-Out Consideration shall be payable in common stock of Xcel (the “Earn-Out Shares”); provided, however, that if the number of Earn-Out Shares, when combined with the number of Xcel Shares issued at the Closing Date, will exceed 4.99% of the aggregate number of shares of Xcel common stock outstanding as of the Closing Date (calculated in accordance with Nasdaq Rule 5635(a)) (the “Xcel Share Limit”), then Xcel may, in its sole and unfettered discretion, elect to (x) pay cash for the Earn-Out Value attributable to the Earn-Out Shares that would exceed the Xcel Share Limit; (y) solicit stockholder approval for the issuance of Earn-Out Shares in excess of the Xcel Share Limit in accordance with Nasdaq Rule 5635(a)(2) and, if such stockholder approval is obtained, issue such Earn-Out Shares to HIP; or (z) solicit stockholder approval for the issuance of Shares in excess of the Xcel Share Limit in accordance with Nasdaq Rule 5635(a)(2) and, if such stockholder approval is obtained, pay the applicable Earn-Out Consideration with a combination of cash and Earn-Out Shares.

The Halston Heritage Trademark acquisition was accounted for as an asset purchase. The aggregate purchase price has been allocated to the following assets based on the fair value of the assets on the date of acquisition:

($ in thousands)
Allocated to:
Trademarks	$10,588
Halston archives	200
Total acquisition price	$10,788

The Halston Heritage Trademarks have been determined by management to have a finite useful life, and accordingly, amortization is recorded in the Company’s consolidated statements of operations. The Halston Heritage Trademarks and archives are amortized on a straight-line basis over their expected useful lives of eighteen and seven years, respectively.

The following represents the aggregate purchase price of $10.8 million:

($ in thousands, except share amounts)
Cash	$8,350
Fair value of Common Stock issued (777,778 shares)	1,058
Total direct initial consideration	9,408
Direct transaction expenses	480
Contingent obligation	900
Total consideration	$10,788

Consolidation of Longaberger Licensing, LLC Variable Interest Entity and Acquisition of Longaberger Trademarks

On November 12, 2019, the Company entered into a limited liability company agreement (the “LLC Agreement”) with a subsidiary of Hilco Global for Longaberger Licensing, LLC (“LL”). Hilco Global became the sole Class A Member of LL, and Xcel became the sole Class B Member of LL. Each member committed to an initial capital contribution of $425,000 in return for a 50% equity ownership interest in LL, with each member actually contributing $375,000 upon execution of the LLC Agreement.

Simultaneously on November 12, 2019, Longaberger Licensing, LLC completed the acquisition of the Longaberger trademarks and other intellectual property rights relating thereto from the trustee for the Longaberger Company. The total

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

purchase price for such assets was $750,000.  No other assets or liabilities were acquired as part of this transaction, and the acquisition was accounted for as an asset purchase.

Based on an analysis of the contractual terms and rights contained in the related agreements, the Company determined that under the applicable accounting standards, LL is a variable interest entity and the Company has effective control over the entity. Therefore, as the primary beneficiary, the Company has consolidated LL as of November 12, 2019. Upon consolidation, the Company recognized $750,000 of intangible assets and a noncontrolling interest of $375,000.

The Longaberger trademarks have been determined by management to have a finite useful life, and accordingly, amortization is recorded in the Company’s consolidated statements of operations. The Longaberger trademarks are amortized on a straight-line basis over their expected useful life of fifteen (15) years.

4.   Trademarks and Other Intangibles

Trademarks and other intangibles, net consist of the following:

	Weighted
	Average	December 31, 2019
	Amortization	Gross Carrying	Accumulated	Net Carrying
($ in thousands)	Period	Amount	Amortization	Amount
Trademarks (indefinite-lived)	n/a	$62,900	$—	$62,900
Trademarks (finite-lived)	15 years	16,213	4,560	11,653
Trademarks (finite-lived)	18 years	38,194	2,067	36,127
Other intellectual property	7 years	762	428	334
Copyrights and other intellectual property	10 years	190	109	81
Total		$118,259	$7,164	$111,095

	Weighted
	Average	December 31, 2018
	Amortization	Gross Carrying	Accumulated	Net Carrying
($ in thousands)	Period	Amount	Amortization	Amount
Trademarks (indefinite-lived)	n/a	$96,707	$—	$96,707
Trademarks (finite-lived)	15 years	15,463	3,521	11,942
Other intellectual property	7 years	561	321	240
Copyrights and other intellectual property	10 years	190	90	100
Total		$112,921	$3,932	$108,989

As of December 31, 2019, the Company recorded a non-cash impairment charge of $6.2 million related to the Ripka Brand trademarks, driven by the timing of the continued transition from a licensing model to a wholesale and direct to consumer model.  No other intangible asset impairment charges were recorded for the years ended December 31, 2019 and 2018.

Amortization expense for intangible assets for the years ended December 31, 2019 and 2018 was approximately $3.2 million and $1.1 million, respectively.

The trademarks of the Isaac Mizrahi Brand and the Ripka Brand have been determined to have indefinite useful lives and accordingly, no amortization has been recorded for those intangible assets.

Effective January 1, 2019, and in consideration of the acquisition of the Halston and Halston Heritage trademarks in February 2019, the Company determined that the Halston brand, inclusive of all of its trademarks, including H Halston, and H by Halston, has a finite life of eighteen  (18) years, and began amortizing those assets on a straight-line basis accordingly. Prior to January 1, 2019, the H Halston and H by Halston assets were considered indefinite-lived assets.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Estimated future amortization expense related to finite-lived intangible assets over the remaining useful lives is as follows:

($ in thousands)	Amortization
Year Ending December 31,	Expense
2020	$3,334
2021	3,334
2022	3,334
2023	3,334
2024	3,320
Thereafter	31,539
Total	$48,195

5.   Significant Contracts

QVC Agreements

Through its wholly owned subsidiaries, the Company has direct-to-retail license agreements with QVC, pursuant to which the Company designs, and QVC sources and sells, various products under the IsaacMizrahiLIVE brand, the Judith Ripka brand, and the H by Halston brand. These agreements include, respectively, the IM QVC Agreement, the Ripka QVC Agreement, and the H QVC Agreement (collectively, the “QVC Agreements”). QVC owns the rights to all designs produced under the QVC Agreements, and the QVC Agreements include the sale of products across various categories through QVC’s television media and related internet sites.

Pursuant to the agreements, the Company has granted to QVC and its affiliates the exclusive, worldwide right to promote the Company’s branded products, and the right to use and publish the related trademarks, service marks, copyrights, designs, logos, and other intellectual property rights owned, used, licensed, and/or developed by the Company, for varying terms as set forth below. The QVC Agreements include automatic renewal periods as detailed below unless terminated by either party.

	Current Term	Automatic	Xcel Commenced	QVC Product
Agreement	Expiry	Renewal	Brand with QVC	Launch
IM QVC Agreement	September 30, 2020	one-year period	September 2011	2010
Ripka QVC Agreement	March 31, 2020	one-year period	April 2014	1999
H QVC Agreement	December 31, 2022	three-year period	January 2015	2015

On March 31, 2020, the Ripka QVC Agreement was automatically renewed, as per the terms of the agreement, through March 31, 2021.

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Also, under the QVC Agreements, the Company will pay a royalty participation fee to QVC on revenue earned from the sale, license, consignment, or any other form of distribution of any products, bearing, marketed in connection with, or otherwise associated with the specified trademarks and brands.

Net revenue from QVC totaled $22.21 million and $25.63 million for the Current Year and Prior Year, respectively, representing approximately 53% and 72% of the Company’s total revenues, respectively. As of December 31, 2019 and 2018, the Company had receivables from QVC of $4.33 million and $5.68 million, representing approximately 41% and 52% of the Company’s accounts receivable, respectively. The December 31, 2019 and 2018 QVC receivables did not include any earned revenue accrued but not yet billed as of the respective balance sheet dates.

6.   Debt and Other Long-term Liabilities

Debt

The Company’s net carrying amount of debt is comprised of the following:

	December 31,
($ in thousands)	2019	2018
Xcel Term Loan	$19,000	$15,500
Unamortized deferred finance costs related to term loan	(179)	(200)
IM Seller Note	—	742
Ripka Seller Note	—	583
Contingent obligation – JR Seller	—	100
Contingent obligation – CW Seller	—	2,850
Total	18,821	19,575
Current portion of long-term debt (i), (ii)	2,250	8,275
Long-term debt	$16,571	$11,300

(i)	The current portion of long-term debt presented on the consolidated balance sheet at December 31, 2019 consists of $2.25 million related to the Xcel Term Loan.
(ii)

The current portion of long-term debt presented on the consolidated balance sheet at December 31, 2018 includes (a) $4.0 million related to the Xcel Term Loan, (b) $0.74 million related to the IM Seller Note, (c) $2.95 million related to contingent obligations, and (d) 0.58 million related to the Ripka Seller Note.

Prior Xcel Term Loan

On February 26, 2016, the Company and its wholly owned subsidiaries, IM Brands, LLC, JR Licensing, LLC, H Licensing, LLC, C Wonder Licensing, LLC, Xcel Design Group, LLC, IMNY Retail Management, LLC, and IMNY E-Store, USA, LLC (each a “Guarantor” and collectively, the “Guarantors”), as Guarantors, entered into an amended and restated loan and security agreement (the “Loan Agreement”) with Bank Hapoalim B.M. as agent, and the financial institutions party thereto as lenders. The Loan Agreement amended and restated the previous IM Term Loan, JR Term Loan, and H Term Loan. Pursuant to the Loan Agreement, Xcel assumed the obligations of each of IM Brands, LLC, JR Licensing, LLC, and H Licensing, LLC under the respective term loans with BHI in the aggregate principal amount of $27.9 million (the loan under the Loan Agreement is referred to as the “Xcel Term Loan”). The Xcel Term Loan was due to mature on January 1, 2021. Principal on the Xcel Term Loan was payable in quarterly installments on each of January 1, April 1, July 1 and October 1.

The Xcel Term Loan was amended in February 2017 and again in June 2017. Under these amendments, principal payments for the year ended December 31, 2017 were increased by a total of $0.8 million, principal payments for the year ended December 31, 2019 were increased by a total of $1.0 million, and principal payments for the year ending December 31,

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

2021 were decreased by $1.8 million. In addition, the minimum EBITDA (as defined in the Loan Agreement) requirement for the year ended December 31, 2017 was changed from $9.0 million to $7.0 million, and the minimum EBITDA requirements for the years ended December 31, 2018 and 2019 were changed from $9.0 million to $8.0 million, respectively. There were no changes to the total principal balance, interest rate, maturity date, or other terms of the Loan Agreement. Management assessed and determined that these amendments represented debt modifications and, accordingly, no gain or loss was recorded.

Second Amended and Restated Xcel Term Loan

On February 11, 2019, concurrent with the Closing Date of the acquisition of the Halston Heritage Brands (see Note 3), the Company entered into an amended loan agreement with BHI (the “Second Amended and Restated Loan and Security Agreement”), which amended and restated the Prior Xcel Term Loan. Immediately prior to February 11, 2019, the aggregate principal amount of the Prior Xcel Term loan was $14.5 million. Pursuant to the Loan Agreement, the Lenders have extended to Xcel an additional term loan in the amount of $7.5 million, such that, as of February 11, 2019, the aggregate outstanding balance of all the term loans extended by BHI to Xcel was $22.0 million, which amount has been divided under the Loan Agreement into two term loans: (1) a term loan in the amount of $7.3 million (“Term Loan A”) and (2) a term loan in the amount of $14.7 million (“Term Loan B” and, together with Term Loan A, the “Term Loans”). The proceeds of the additional term loan were used to finance the Halston Heritage Brands acquisition described in Note 3.

The terms and conditions of the Second Amended and Restated Xcel Term Loan resulted in significantly different debt service payment requirements, compared with the Prior Xcel Term Loan, including an increase of $7.5 million in the principal balance, and related changes to the timing and amount of principal payments, as well as changes in the interest rate. Management assessed and determined that this amendment resulted in an extinguishment of debt and recognized a loss of $0.2 million (consisting of unamortized deferred finance costs) during the year ended December 31, 2019.

The Second Amended and Restated Loan and Security Agreement also contemplates that BHI, or their affiliates (collectively, the “Lenders”) can provide to Xcel a revolving loan facility and a letter of credit facility, the terms of each of which shall be agreed to by Xcel and the Lenders. Amounts advanced under the revolving loan facility (the “Revolving Loans”) will be used for the purpose of consummating acquisitions by Xcel or its subsidiaries that are or become parties to the Second Amended and Restated Loan and Security Agreement. Xcel will have the right to convert Revolving Loans to incremental term loans (the “Incremental Term Loans”) in minimum amounts of $5.0 million. The Company has not drawn down any funds under either the revolving loan facility or letter of credit facility.

The Term Loans mature on December 31, 2023, Incremental Term Loans shall mature on the date set forth in the applicable term note, and Revolving Loans and the letter of credit facility shall mature on such date as agreed upon by Xcel and the Lenders. Any letter of credit issued under Second Amended and Restated Loan and Security Agreement shall terminate no later than one year following the date of issuance thereof.

On April 13, 2020, the Company further amended its Second Amended and Restated Loan and Security Agreement with BHI. Under this amendment, the quarterly installment payment due March 31, 2020 was deferred, and the amounts of the quarterly installment payments due throughout the remainder of 2020 were reduced, while the amount of principal to be repaid through variable payments based on excess cash flow was increased. In addition, there were multiple changes and waivers to the various financial covenants. Further, this amendment permits Xcel to incur unsecured debt through the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), and excludes any associated PPP debt and debt service from the covenant calculations. There were no changes to the total principal balance, interest rate, or maturity date.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Principal on the Xcel Term Loan, as amended, is payable in fixed installments as follows:

($ in thousands)
Installment Payment Dates	Amount
June 30, 2020, September 30, 2020, and December 31, 2020	$750

March 31, 2021, June 30, 2021, September 30, 2021, and December 31, 2021	$1,125

April 30, 2021	$750

March 31, 2022, June 30, 2022, September 30, 2022, and December 31, 2022	$1,125

March 31, 2023, June 30, 2023, September 30, 2023, and December 31, 2023	$1,250

In addition to the fixed installments outlined above, commencing with the fiscal quarter ended March 31, 2021, the Company is required to repay a portion of the Xcel Term Loan in an amount equal to 50% of the excess cash flow for the fiscal quarter, provided that no early termination fee shall be payable with respect to any such payment. Excess cash flow means, for any period, cash flow from operations (before certain permitted distributions) less (i) capital expenditures not made through the incurrence of indebtedness, (ii) all cash principal paid or payable during such period, and (iii) all dividends declared and paid (or which could have been declared and paid) during such period to equity holders of any credit party treated as a disregarded entity for tax purposes. To the extent that the cumulative amount of such variable repayments made is less than $2.00 million as of March 31, 2022, any such shortfall must be repaid at that date.

Thus, the aggregate remaining annual principal payments under the Xcel Term Loan are as follows:

Amount of
($ in thousands)	Principal
Year Ending December 31,	Payment
2020	$2,250
2021	5,250
2022	6,500
2023	5,000
Total	$19,000

Xcel has the right to prepay the Term Loans, Incremental Term Loans, Revolving Loans, and obligations with respect to letters of credit and accrued and unpaid interest thereon and to terminate the Lenders’ obligations to make Revolving Loans and issue letters of credit, provided that any prepayment of less than all of the outstanding balances of the Term Loans and Incremental Term Loans shall be applied to the remaining amounts due in inverse order of maturity.

If any Term Loan or any Incremental Term Loan is prepaid on or prior to the third anniversary of the Closing Date (including as a result of an event of default), Xcel shall pay an early termination fee as follows: an amount equal to the principal amount of the Term Loan or Incremental Term Loan, as applicable, being prepaid, multiplied by: (i) two percent (2.00%) if any of Term Loan B or any Incremental Term Loan is prepaid on or before the second anniversary of the later of the Closing Date or the date such Incremental Term Loan was made, as applicable; (ii) one percent (1.00%) if any of Term Loan A is prepaid on or before the second anniversary of the Closing Date; (iii) one percent (1.00%) if any of Term Loan B or any Incremental Term Loan is prepaid after the second anniversary of the later of the Closing Date or such Incremental Term Loan was made, as applicable, but on or before the third anniversary of such date; (iv) one-half of one percent (0.50%) if any of Term Loan A is prepaid after the second anniversary of the Closing Date, but on or before the third anniversary of such date; or (v) zero percent (0.00%) if any Term Loan or any Incremental Term Loan is prepaid after the third anniversary of the later of the Closing Date or the date such Incremental Term Loan was made, as applicable.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Notwithstanding the above, Xcel may make a voluntary prepayment of up to $0.75 million without any early termination fees, after any PPP loan proceeds have been received by the Company. Any such prepayment would be applied against the April 30, 2021 fixed installment payment and would be excluded from the computation of excess cash flows.

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

The Amended Loan Agreement contains customary covenants, including reporting requirements, trademark preservation, and the following financial covenants of the Company (on a consolidated basis with the Guarantors under the Second Amended and Restated Loan and Security Agreement):

•	net worth of at least $90.0 million at the end of each fiscal quarter;
•

liquid assets of at least $3.25 million through the earlier of December 31, 2020 or such time as any PPP loan proceeds are received by the Company, at least $4.0 million through December 31, 2020 provided that PPP loan proceeds have been received by the Company, and at least $5.0 million thereafter;

•

EBITDA shall not be less than $6.8 million for the fiscal year ended December 31, 2019, $5.0 million for the twelve fiscal month period ending March 31, 2020, and $4.8 million for the twelve fiscal month period ending June 30, 2020;

•	the fixed charge coverage ratio for the twelve fiscal month period ending at the end of each fiscal quarter shall not be less than the ratio set forth below:

Fiscal Quarter End	Fixed Charge Coverage Ratio
September 30, 2020	1.00 to 1.00
December 31, 2020, March 31, 2021, June 30, 2021, September 30, 2021, December 31, 2021 and thereafter	1.10 to 1.00

•

capital expenditures (excluding any capitalized compensation costs) shall not exceed $1.7 million for the fiscal year ended December 31, 2018; $0.7 million for the fiscal year ended December 31, 2019; $1.6 million for the fiscal year ending December 31, 2020, and $0.7 million for any fiscal year beginning after December 31, 2020; and

•	the leverage ratio for the twelve fiscal month period ending at the end of each fiscal period set forth below shall not exceed the ratio set forth below:

Fiscal Period	Maximum Leverage Ratio
December 31, 2018	2.90 to 1.00
June 30, 2020	4.25 to 1.00
September 30, 2020	3.50 to 1.00
December 31, 2020	2.75 to 1.00
March 31, 2021, June 30, 2021 and September 30, 2021	1.70 to 1.00
December 31, 2021 and each Fiscal Quarter end thereafter	1.50 to 1.00

The Company was in compliance with all applicable covenants under the Amended and Restated Loan and Security Agreement as of and for the fiscal year ended December 31, 2019.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

In connection with the February 11, 2019 refinancing transaction, the Company incurred fees to or on behalf of BHI of approximately $0.3 million during the year ended December 31, 2019. These fees have been deferred on the consolidated balance sheets as a reduction to the carrying value of the Xcel Term Loan, and are being amortized to interest expense over the term of the Term Loan using the effective interest method. The current effective interest rate on the Second Amended and Restated Loan and Security Agreement is equal to approximately 6.65%.

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

For the Current Year and Prior Year, the Company incurred interest expense of approximately $1.2 million and $0.9 million, respectively, related to term loan debt.

IM Seller Note

On September 29, 2011, as part of the consideration for the purchase of the Isaac Mizrahi Business, the Company issued to IM Ready-Made, LLC a promissory note in the principal amount of $7.4 million (as amended, the “IM Seller Note”). The stated interest rate of the IM Seller Note was 0.25% per annum. Management determined that this rate was below the Company’s expected borrowing rate, which was then estimated at 9.25% per annum. Therefore, the Company discounted the IM Seller Note by $1.7 million using a 9.0% imputed annual interest rate, resulting in an initial value of $5.6 million. In addition, on September 29, 2011, the Company prepaid $0.1 million of interest on the IM Seller Note. The imputed interest amount was amortized over the term of the IM Seller Note and recorded as other interest and finance expense on the Company’s consolidated statements of operations.

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

On March 31, 2019, the Company paid the final installment of $750,000 under the IM Seller Note, and no amounts remain outstanding under the IM Seller Note as of December 31, 2019.

For the years ended December 31, 2019 and 2018, the Company incurred interest expense of approximately $4,000 and $33,000, respectively under the IM Seller Note, which consisted solely of amortization of the discount on the IM Seller Note.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Ripka Seller Notes

As of December 31, 2018, the Company had a note payable of approximately $0.58 million relating to the acquisition of the Judith Ripka assets (the "Ripka Seller Note"). Separately, the Company held a promissory note receivable due from the sellers of the Judith Ripka assets (the "Ripka Sellers") with a maturity date of March 31, 2019. On March 31, 2019, the Company agreed to net its note receivable due from the Ripka Sellers of approximately $0.9 million against the Ripka Seller Note of $0.6 million and the remaining Ripka Earn-Out of $0.1 million (see below). As of December 31, 2019, there were no amounts remaining outstanding under the Ripka Seller Note.

For the years ended December 31, 2019 and 2018, the Company incurred interest expense of approximately $16,000 and $41,000, respectively, which consisted solely of amortization of the discount on the Ripka Seller Notes.

Contingent Obligation – JR Seller (Ripka Earn-Out)

In connection with the asset purchase of the Ripka Brand in 2014, the Company agreed to pay the sellers of the Ripka brand additional consideration of up to $5.0 million in aggregate (the “Ripka Earn-Out”), payable in cash or shares of the Company’s common stock based on the fair value of the Company’s common stock at the time of payment, and with a floor of $7.00 per share, based on the Ripka Brand achieving in excess of $1.0 million of net royalty income (excluding revenues generated by interactive television sales) during each of the 12‑month periods ending on October 1, 2016, 2017 and 2018, less the sum of all earn-out payments for any prior earn-out period. The Ripka Earn-Out was recorded at a value of $3.8 million based on the difference between the fair value of the acquired assets of the Ripka Brand at the acquisition date and the total consideration paid. In accordance with ASC Topic 480, the Ripka Earn-Out obligation was classified as a liability in the accompanying consolidated balance sheets because of the variable number of shares payable under the agreement.

On December 21, 2016, the Company entered into an agreement with the sellers of the Ripka Brand which amended the terms of the Ripka Earn-Out, such that the maximum amount of earn-out consideration was reduced to $0.4 million, of which $0.2 million was payable in cash upon execution of the amendment, and $0.1 million was payable in cash on each of May 15, 2018 and 2019. The payment of the remaining future payments of $0.2 million under the Ripka Earn-Out was contingent upon the Ripka Brand achieving at least $6.0 million of net royalty income from QVC during each of the 12‑month periods ending on March 31, 2018 and 2019.

On May 15, 2018 the Company settled the $0.1 million earn-out due by reducing the principal amount owed by Judith Ripka to the Company under a promissory note receivable. As of December 31, 2018, the remaining balance of the Ripka Earn-Out was $0.1 million.

On March 31, 2019, the Company satisfied the remaining Ripka Earn-Out balance of $0.1 million by off-setting the amount against the aforementioned promissory note receivable. As of December 31, 2019, there were no amounts remaining outstanding under the Ripka Earn-Out.

Contingent Obligation – CW Seller (C Wonder Earn-Out)

In connection with the asset purchase of the C Wonder Brand, the Company agreed to pay the seller additional consideration, which would be payable, if at all, in cash or shares of common stock of the Company, at the Company’s sole discretion, after June 30, 2019, with a value based on the royalties related directly to the assets the Company acquired pursuant to the purchase agreement. The value of the earn-out was to be calculated as the positive amount, if any, of (i) two times (A) the maximum net royalties as calculated for any single twelve month period commencing on July 1 and ending on June 30 between the closing date and June 30, 2019 (each, a “Royalty Target Year”) less (B) $4.0 million, plus (ii) two times the maximum royalty determined based on a percentage of retail and wholesale sales of C Wonder branded products by the Company as calculated for any single Royalty Target Year. The C Wonder Earn-Out of $2.85 million, which was

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

calculated at the asset acquisition date, was recorded in the current portion of long-term debt in the accompanying consolidated balance sheet as of December 31, 2018.

Under the applicable accounting guidance, the Company was required to carry such contingent liability balance on its consolidated balance sheet until the measurement period of the earn-out expired and all related contingencies had been resolved. The final Royalty Target Year ended on June 30, 2019, and the seller ultimately did not earn any additional consideration based on the formula set forth above. As such, during the year ended December 31, 2019, the Company recorded a $2.85 million gain on the reduction of contingent obligations in the accompanying consolidated statements of operations. As of December 31, 2019, there were no amounts remaining under the C Wonder Earn-Out.

Other Long-Term Liabilities

Other long-term liabilities consist of the Company’s obligations to subtenants for security deposits under sublease arrangements, which were $0.2 million and $0.4 million as of December 31, 2019 and 2018, respectively.

7.   Stockholders’ Equity

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

A summary of the Company’s stock option activity for the Current Year is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding at January 1, 2019	3,257,875	$5.44	3.19	$—
Granted	4,263,000	1.84
Canceled	—	—
Exercised	(7,500)	1.73
Expired/Forfeited	(290,750)	5.08
Outstanding at December 31, 2019, and expected to vest	7,222,625	$3.33	5.82	$—
Exercisable at December 31, 2019	2,671,125	$5.11	1.95	$—

Current Year stock option grants were as follows:

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

On January 1, 2019, the Company granted options to purchase 250,000 shares of common stock to a certain key employee. The exercise price is $3.00 per share, and the vesting of such options is dependent upon the Company achieving certain 12-month sales targets through December 31, 2021.

On February 27, 2019, the Company granted options to purchase 2,578,947 shares of common stock to Robert W. D’Loren, the Company’s Chief Executive Officer. The exercise price is $1.70 per share, and the vesting of such options is dependent upon the Company’s common stock achieving certain stock trading prices for a minimum of ten (10) trading days (the "Target Prices"). The vesting of 736,842 shares occur if the Target Prices are equal to or greater than $3.00 per share; 626,316 shares vest if the Target Price is equal to or greater than $5.00 per share; 515,789 shares vest if the Target Price is equal to or greater than $7.00 per share; 405,263 shares vest if the Target Price is equal to or greater than $9.00 per share; and 294,737 shares vest if the Target Price is equal to or greater than $11.00 per share. The options are exercisable until February 27, 2029. As of December 31, 2019, none of the aforementioned Target Price thresholds have been met, and therefore, none of these options have vested.

On February 27, 2019, the Company granted options to purchase 552,632 shares of common stock to James F. Haran, the Company’s Chief Financial Officer. The exercise price is $1.70 per share, and the vesting of such options is dependent upon the Company’s common stock achieving certain stock trading prices for a minimum of ten (10) trading days (the "Target Prices"). The vesting of 157,895 shares occur if the Target Prices are equal to or greater than $3.00 per share; 134,211 shares vest if the Target Price is equal to or greater than $5.00 per share; 110,526 shares vest if the Target Price is equal to or greater than $7.00 per share; 86,842 shares vest if the Target Price is equal to or greater than $9.00 per share; and 63,158 shares vest if the Target Price is equal to or greater than $11.00 per share. The options are exercisable until February 27, 2029. As of December 31, 2019, none of the aforementioned Target Price thresholds have been met, and therefore, none of these options have vested.

On February 27, 2019, the Company granted options to purchase 368,421 shares of common stock to Seth Burroughs, an officer of the Company. The exercise price is $1.70 per share, and the vesting of such options is dependent upon the Company’s common stock achieving certain stock trading prices for a minimum of ten (10) trading days (the "Target Prices"). The vesting of 105,263 shares occur if the Target Prices are equal to or greater than $3.00 per share; 89,474 shares vest if the Target Price is equal to or greater than $5.00 per share; 73,684 shares vest if the Target Price is equal to or greater than $7.00 per share; 57,895 shares vest if the Target Price is equal to or greater than $9.00; and 42,105 shares vest if the Target Price is equal to or greater than $11.00 per share. The options are exercisable until February 27, 2029. As of December 31, 2019, none of the aforementioned Target Price thresholds have been met, and therefore, none of these options have vested.

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

On April 1, 2019, the Company granted options to purchase an aggregate of 150,000 shares of common stock to non-management directors. The exercise price of the options is $1.70 per share, and 50% of the options shall vest on each of April 1, 2020 and April 1, 2021.

On April 15, 2019, the Company granted options to purchase an aggregate of 24,000 shares of common stock to certain employees. The exercise price of the options is $1.40 per share, and 50% of the options shall vest on each of April 15, 2020 and April 15, 2021.

On May 1, 2019, the Company granted options to purchase 10,000 shares of common stock to an employee. The exercise price of the options is $1.38 per share, and 50% of the options shall vest on each of May 1, 2020 and May 1, 2021.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

On September 1, 2019, the Company granted options to purchase 15,000 shares of common stock to an employee. The exercise price of the options is $1.59 per share, and one-third of the options shall vest on each of September 1, 2020, September 1, 2021, and September 1, 2022.

On October 1, 2019, the Company granted options to purchase 100,000 shares of common stock to an employee. The exercise price of the options is $1.77 per share, and one-third of the options shall vest on each of October 1, 2020, October 1, 2021, and October 1, 2022.

On October 31, 2019, the Company granted options to purchase 10,000 shares of common stock to an employee. The exercise price of the options is $1.72 per share, and one-third of the options shall vest on each of October 31, 2020, October 31, 2021, and October 31, 2022.

Prior Year stock option grants were as follows:

On March 30, 2018, the Company granted options to purchase an aggregate of 50,000 shares of common stock to a certain key employee. The exercise price of the options is $5.50 per share, and all options vested immediately on the date of grant.

On April 2, 2018, the Company granted options to purchase an aggregate of 150,000 shares of common stock to non-management directors. The exercise price of the options is $3.00 per share, and 50% of the options vest on each of April 2, 2019 and April 2, 2020.

On October 15, 2018, the Company granted options to purchase an aggregate of 15,000 shares of common stock to a certain key employee. The exercise price of the options is $2.04 per share, and one-third of the options vest on each of October 15, 2019, October 15, 2020, and October 15, 2021.

On November 21, 2018, the Company granted options to purchase an aggregate of 35,000 shares of common stock to a certain key employee. The exercise price of the options is $2.25 per share, and 50% of the options vest on each of September 30, 2019 and September 30, 2020.

The fair value of the options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

Year Ended December 31,
	2019	2018
Expected Volatility	20.69 – 26.21	20.91 – 29.65
Expected Dividend Yield	—%	—%
Expected Life (Term, in years)	2.5 – 3.5	2.5 – 3.5
Risk-Free Interest Rate	1.51 – 2.48%	2.33 – 2.96%

Compensation expense related to stock options for the Current Year and Prior Year was approximately $0.5 million and $1.1 million, respectively. Total unrecognized compensation expense related to unvested stock options at December 31, 2019 amounts to approximately $0.3 million and is expected to be recognized over a weighted average period of 1.96 years.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

The following table summarizes the Company’s stock option activity for non-vested options for the current year:

		Weighted
		Average
	Number of	Grant Date
	Options	Fair Value
Balance at January 1, 2019	1,481,079	$1.23
Granted	4,263,000	0.03
Vested	(1,124,914)	0.94
Forfeited or Canceled	(67,665)	0.99
Balance at December 31, 2019	4,551,500	$0.18

Warrants

Warrants granted by the Company expire at various times – either five,  seven, or ten years from the date of grant, depending on the particular grant.

A summary of the Company’s warrant activity for the Current Year is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	(in Years)	Value
Outstanding and exercisable at January 1, 2019	1,214,815	$9.32	1.66	$—
Granted	115,000	3.17
Canceled	—	—
Exercised	—	—
Expired/Forfeited	(750,000)	12.00
Outstanding and exercisable at December 31, 2019	579,815	$4.63	2.32	$—

On July 18, 2019, the Company granted warrants to purchase an aggregate of 115,000 shares of common stock. The exercise price of the warrants is $3.17 per share, and one-third of the options vested on each of July 25, 2019, August 24, 2019, and September 23, 2019.

The Company did not grant any warrants to purchase shares of common stock during the Prior Year.

Compensation expense related to warrants was approximately $14,000 in the Current Year.  No compensation expense was recorded in the Prior Year related to warrants.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Restricted Stock

A summary of the Company’s restricted stock activity for the Current Year is as follows:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2019	1,460,210	$4.82
Granted	60,000	1.70
Canceled	—	—
Vested	(289,587)	6.26
Expired/Forfeited	—	—
Outstanding at December 31, 2019	1,230,623	$4.33

Current Year restricted stock grants were as follows:

On February 27, 2019, the Company entered into a two-year employment agreement with a key employee, which includes a performance stock bonus of up to $90,000 for each of the years ended December 31, 2019 and 2020. The performance stock bonus is earned upon the Company achieving certain sales targets.

On April 1, 2019, the Company issued an aggregate of 60,000 shares of stock to certain non-management directors, which will vest evenly over two years, whereby 50% shall vest on April 1, 2020, and 50% shall vest on April 1, 2021.

Prior Year restricted stock grants were as follows:

On March 14, 2018, the Company issued an aggregate of 90,209 shares of stock to certain non-executive employees, which vested immediately.

On April 2, 2018, the Company issued an aggregate of 48,000 shares of stock to certain non-management directors, which vest evenly over two years, whereby 50% vested on April 2, 2019, and 50% shall vest on April 2, 2020.

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

Compensation expense related to restricted stock grants for the Current Year and Prior Year was approximately $0.5 million and $0.7 million, respectively. Total unrecognized compensation expense related to unvested restricted stock grants

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

at December 31, 2019 amounts to $0.1 million and is expected to be recognized over a weighted average period of 1.07 years.

The following table provides information with respect to restricted stock purchased and retired by the Company during the Current Year and Prior Year.

			Number of
			Shares
			Purchased as
			Part of
	Total Number	Actual	Publicly	Fair value of
	of Shares	Price Paid	Announced	Re-Purchased
Date	Purchased	per Share	Plan	Shares
September 30, 2019 (i)	18,147	$1.34	—	$25,000
October 31, 2019 (i)	29,189	1.75	—	51,000
November 30, 2019 (i)	57,980	1.45	—	84,000
December 31, 2019 (i)	9,846	1.45	—	14,000
Total 2019	115,162	$1.51	—	$174,000

March 31, 2018 (i)	43,638	$3.25	—	$142,000
April 30, 2018 (i)	181,486	3.09	—	560,000
May 31, 2018 (i)	107	2.80	—	—
November 30, 2018 (i)	145,920	2.27	—	331,000
Total 2018	371,151	$2.79	—	$1,033,000

(i)	The shares were exchanged from employees and directors in connection with the income tax withholding obligations on behalf of such employees and directors from the vesting of restricted stock.

All of the shares of restricted stock in the preceding table were originally granted to employees and directors as restricted stock pursuant to the Plan.

Shares Available Under the Company’s 2011 Equity Incentive Plan

At December 31, 2019, there were 1,900,793 shares of common stock available for issuance under the Plan.

Shares Reserved for Issuance

At December 31, 2019, there were 9,703,233 shares of common stock reserved for issuance pursuant to unexercised warrants and stock options, or available for issuance under the Plan.

Dividends

The Company has not paid any dividends to date.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

8. Earnings Per Share

Shares used in calculating basic and diluted earnings per share are as follows:

	Year Ended December 31,
	2019	2018
Basic	18,857,657	18,280,788
Effect of exercise of warrants	—	850
Diluted	18,857,657	18,281,638

As a result of the net loss presented for the Current Year, the Company calculated diluted earnings per share using basic weighted-average shares outstanding for such period, as utilizing diluted shares would be anti-dilutive to loss per share

The computation of basic and diluted earnings per share excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Year Ended December 31,
	2019	2018
Stock options and warrants	7,802,440	4,421,625

9.   Commitments and Contingencies

Leases

The Company has operating leases for its current office, former office, and certain equipment with a term of 12 months or less. The Company is currently not a party to any finance leases.

The Company's office leases have remaining lease terms of 2 years to 8 years. As of December 31, 2019, the weighted average remaining lease term was 6.8 years and the weighted average discount rate was 6.25%.

•

The Company leases office space under an operating lease agreement related to the Company’s main headquarters located in New York City. This lease commenced on March 1, 2016 and expires on October 30, 2027. In connection with this lease, the Company obtained an Irrevocable Standby Letter of Credit from BHI for a sum not exceeding $1.1 million. The Company has deposited this amount with BHI as collateral for the letter of credit and recorded the amount as restricted cash in the consolidated balance sheets as of December 31, 2019 and December 31, 2018.

•

The Company also leases office space under an operating lease agreement at another location in New York City, representing the Company’s former corporate offices and operations facility. This lease shall expire on February 28, 2022. This office space is currently subleased to a third-party subtenant through February 27, 2022.

The aforementioned office leases require the Company to pay additional rents related to increases in certain taxes and other costs on the properties. For the years ended December 31, 2019 and 2018, total lease expense included in selling, general and administrative expenses on the Company's consolidated statements of operations was approximately $1.6 million and $1.5 million,  respectively.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

The Company’s total lease cost for the year ended December 31, 2019 was comprised of the following:

($ in thousands)
Operating lease cost	$1,925
Short-term lease cost	76
Variable lease cost	105
Sublease income	(488)
Total lease cost	$1,618

Cash paid for amounts included in the measurement of operating lease liabilities in the Current Year was $2.4 million, and cash received from subleasing was $0.3 million.

As of December 31, 2019, the maturities of lease liabilities were as follows:

($ in thousands)
2020	$2,423
2021	2,577
2022	1,732
2023	1,552
2024	1,552
After 2024	4,398
Total lease payments	14,234
Less: Discount	2,709
Present value of lease liabilities	11,525
Current portion of lease liabilities	1,752
Non-current portion of lease liabilities	$9,773

Employment Agreements

The Company has contracts with certain executives and key employees. The future minimum payments under these contracts are as follows:

Employment
($ in thousands)	Contract
Year Ended December 31,	Payments
2020	$6,624
2021	4,245
2022	3,418
Thereafter	—
Total future minimum employment contract payments	$14,287

In addition to the employment contract payments stated above, the Company’s employment contracts with certain executives and key employees contain performance-based bonus provisions. These provisions include bonuses based on the Company achieving revenues in excess of established targets and/or on operating results.

Certain of the employment agreements contain severance and/or change in control provisions. Aggregate potential severance compensation amounted to approximately $7.8 million at December 31, 2019.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Contingent Obligation – HH Seller (Halston Heritage Earn-Out)

In connection with the February 11, 2019 purchase of the Halston Heritage Trademarks from HIP, the Company agreed to pay HIP additional consideration (the “Halston Heritage Earn-Out”) of up to an aggregate of $6.0 million, based on royalties earned through December 31, 2022 (see Note 3). The Halston Heritage Earn-Out of $0.9 million is recorded as a long-term liability as of December 31, 2019 in the accompanying consolidated balance sheets, based on the difference between the fair value of the acquired assets of the Halston Heritage Trademarks and the total consideration paid. In accordance with ASC Topic 480, the Halston Heritage Earn-Out obligation is treated as a liability in the accompanying consolidated balance sheets because of the variable number of shares payable under the agreement.

10.   Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases  of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of ASC Topic 740, including current and historical results of operations, future income projections, and the overall prospects of the Company’s business.

The income tax (benefit) provision for federal and state and local income taxes in the consolidated statements of operations consists of the following:

	Years Ended December 31,
($ in thousands)	2019	2018
Current:
Federal	$—	$—
State and local	63	67
Total current	63	67

Deferred:
Federal	(354)	1,404
State and local	(351)	360
Total deferred	(705)	1,764
Total (benefit) provision	$(642)	$1,831

The reconciliation of income tax (benefit) provision computed at the federal and state and local statutory rates to the Company’s (loss) income before taxes is as follows:

	Years Ended December 31,
	2019	2018
U.S. statutory federal rate	21.00%	21.00%
State and local rate, net of federal tax	7.40	14.16
Stock compensation	(7.01)	18.25
Excess compensation deduction	(5.08)	8.38
Foreign tax credits	0.45	(1.03)
Federal true-ups	—	0.41
Life insurance	(0.81)	1.28
Other permanent differences	(0.16)	0.25
Income tax (benefit) provision	15.79%	62.70%

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

The significant components of net deferred tax liabilities of the Company consist of the following:

	December 31,
($ in thousands)	2019	2018
Deferred tax assets
Stock-based compensation	$2,774	$3,099
Federal, state and local net operating loss carryforwards	1,207	566
Accrued compensation and other accrued expenses	846	1,009
Allowance for doubtful accounts	43	58
Basis difference arising from discounted note payable	316	355
Foreign tax credit	148	130
Charitable contribution carryover	60	55
Property and equipment	180	170
Total deferred tax assets	5,574	5,442

Deferred tax liabilities
Basis difference arising from intangible assets of acquisition	(13,008)	(13,581)
Total deferred tax liabilities	(13,008)	(13,581)
Net deferred tax liabilities	$(7,434)	$(8,139)

As of December 31, 2019 and 2018, the Company had approximately $4.0 million and $1.6 million, respectively, of federal net operating loss carryforwards ("NOLs") available to offset future taxable income. The NOL as of December 31, 2017 of $0.8 million has an expiration period from 2036 through 2037. The NOL generated during tax years beginning after December 31, 2017 of $3.3 million has an indefinite life and does not expire.

As of December 31, 2019 and 2018, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its consolidated financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its consolidated financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

11.   Related Party Transactions

Benjamin Malka

Concurrent with the acquisition of the H Halston Brand on December 22, 2014, the Company and The H Company IP, LLC (“HIP”) entered into a license agreement (the “HIP License Agreement”), which was subsequently amended September 1, 2015. Benjamin Malka, who was a director of the Company from June 2014 through September 2019, is a 25% equity holder of HIP’s parent company, House of Halston LLC (“HOH”), and Chief Executive Officer of HOH. The HIP license agreement provides for royalty payments including guaranteed minimum royalties to be paid to the Company during the initial term that expired on December 31, 2019.

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

December 31, 2019 and 2018

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

Through October 26, 2018, the Company operated under the following terms as an at-will license:

•

The HIP Trademark Usage and Royalty Participation Agreement, had an initial term that expired on December 31, 2020 unless sooner terminated or renewed, and we shall pay to HIP: (i) 50% of the excess H Halston Royalty paid to us under the DRT Licenses and any other third party licenses that we may enter into; (ii) 25% of the excess developed brand royalty paid to us for the Highline Collective Brand under the DRT Licenses, and 20% of the excess developed brand royalty paid to us for any subsequent developed brand under the DRT Licenses, and (iii) 10% of the excess private label brand royalty paid to us under the DRT Licenses and during the first term only of the DRT Licenses. Additionally, we have the right, but not the obligation, at any time after January 31, 2023, to terminate the obligations under points (ii) and (iii) above by paying to HIP an amount equal to four times the sum of the developed brand credits and private label credits for the contract year ending on January 31, 2023 (the "Buy Out Payment’’). The Buy-Out Payment was payable by us and at our sole discretion either (a) in cash, or (b) in a number of common shares of Xcel calculated based on the amount of the Buy-Out Payment divided by the average closing price for common shares of Xcel on a national exchange for the preceding five trading days, subject to a minimum price for common shares of Xcel of $7.00 per common share.

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

Effective October 26, 2018, the Company terminated the HIP License Agreement including all amendments and the HIP Sublicense Agreement. In addition, the at-will license has been terminated and is no longer in effect. In addition, the Company and HOC entered into an arrangement whereby HOC pays the Company a license fee for branded products related to categories not included in the HOC license and supply agreement.

For the years ended December 31, 2019 and 2018, the Company had recorded approximately $0.0 and $2.0 million of revenue from HOC, respectively. As of December 31, 2018, the Company had a receivable balance of approximately $1.5 million due from HOC, which was collected in 2019.

Robert W. D’Loren

Jennifer D’Loren is the wife of Robert W. D’Loren, the Company’s Chief Executive Officer and Chairman of the Board, and is employed by the Company.  Mrs. D’Loren brings vast experience in project management and implementation of financial IT solutions. During the past two years, Mrs. D’Loren has worked on the implementation of the Company’s ERP system. Mrs. D’Loren received compensation of $.17 million and $0.08 million for the years ended December 31, 2019 and 2018, respectively.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

12. Subsequent Events

Isaac Mizrahi’s Employment Agreement

On February 24, 2020, the Company entered into an employment agreement with Isaac Mizrahi, a principal stockholder of the Company, for Mr. Mizrahi to continue to serve as Chief Design Officer of the Isaac Mizrahi brand.  The term of the employment agreement expires on December 31, 2022, subject to earlier termination, and may be extended, at the Company’s option for two successive one-year terms (each, a “Renewal Period”).  Mr. Mizrahi’s base salary shall be $1,800,000,  $2,000,000 and $2,100,000 per annum during the term of the agreement and $2,250,000 and $2,400,000 during 2023 and 2024 if the term is extended, in each case, subject to adjustment in the event Mr. Mizrahi does not make a specified number of appearances on QVC.  Mr. Mizrahi shall be eligible to receive an annual cash bonus (the “bonus”) up to an amount equal to $2,500,000 less base salary for 2020 and $3,000,000 less base salary for 2021, 2022 and any year during the Renewal Period.  The Bonus shall consist of the DRT Revenue, Bonus, the Bricks and Mortar Bonus, the Endorsement Bonus and the Monday Bonus, if any, as determined in accordance with the below:

•“DRT Bonus” means for any calendar year an amount equal to 10% of the aggregate net revenue related to sales of Isaac Mizrahi brand products through direct response television.  The DRT Revenue Bonus shall be reduced by the amount of the Monday Bonus.

•“Bricks-and-Mortar Bonus” means for any calendar year an amount equal to 10% of the net revenues from sales of products under the Isaac Mizrahi brand but excluding DRT revenue and endorsement revenues.

•“Endorsement Bonus” means for any calendar year an amount equal to 40% of revenues derived from projects undertaken by the Company with one or more third parties solely for Mr. Mizrahi to endorse the third party’s products through the use of Mr. Mizrahi’s name, likeness and/or image and neither the Company nor Mr. Mizrahi provides licensing or design.

•“Monday Bonus” means $10,000 for each appearance by Mr. Mizrahi on QVC on Mondays (subject to certain expectations) up to a maximum of 40 such appearances in a calendar year.

Mr. Mizrahi is required to devote his full business time and attention to the business and affairs of the Company and its subsidiaries; however, Mr. Mizrahi is the principal of IM Ready-Made, LLC and Laugh Club, Inc. (“Laugh Club”), and accordingly, he may undertake promotional activities related thereto (including the promotion of his name, image, and likeness) through television, video, and other media (and retain any compensation he receives for such activities) (referred to as “Retained Media Rights”) so long as such activities (i) do not utilize the IM Trademarks, (ii) do not have a mutually negative impact upon or materially conflict with Mr. Mizrahi’s duties under the employment agreement, or (iii) are consented to by the Company.  The Company believes that it benefits from Mr. Mizrahi’s independent promotional activities by increased brand awareness of IM Brands and the IM Trademarks.

Severance.  If Mr. Mizrahi’s employment is terminated by us without “cause”, or if Mr. Mizrahi resigns with “good reason”, then Mr. Mizrahi will be entitled to receive his unpaid base salary and cash bonuses through the termination date and an amount equal to his base salary in effect on the termination date for the longer of six months and the remainder of the then-current term, but in no event exceeding 18 months.  If Mr. Mizrahi’s employment is terminated by us without cause or if Mr. Mizrahi resigns with good reason, in each case within six months following a change of control (as defined in the employment agreement), Mr. Mizrahi shall be eligible to receive a lump-sum payment equal to two times the sum of (i) his base salary (at an average rate that would have been in effect for such two year period following termination) plus (ii) the bonus paid or due to Mr. Mizrahi in the year prior to the change in control.

Non-Competition and Non-Solicitation.  During the term of his employment by the Company and for a one-year period after the termination of such employment (unless Mr. Mizrahi’s employment was terminated without cause or was terminated by him for good reason), Mr. Mizrahi may not permit his name to be used by or to participate in any business or enterprise (other than the mere passive ownership of not more than 3% of the outstanding stock of any class of a publicly

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

held corporation whose stock is traded on a national securities exchange or in the over-the-counter market) that engages, or proposes to engage in the Company’s business anywhere in the world other than the Company and its subsidiaries.  Also during his employment and for a one-year period after the termination of such employment, Mr. Mizrahi may not, directly or indirectly, solicit, induce or attempt to induce any customer, supplier, licensee, or other business relation of the Company or any of its subsidiaries to cease doing business with the Company or any or its subsidiaries; or solicit, induce or attempt to induce any person who is, or was during the then-most recent 12-month period, a corporate officer, general manager or other employee of the Company or any of its subsidiaries, to terminate such employee’s employment wit the company or any of its subsidiaries; or hire any such person unless such person’s employment was terminated by the company or any of its subsidiaries; or in any way interfere with the relationship between any such customer, supplier, licensee, employee or business relation and the Company or any of its subsidiaries.

On February 24, 2020 the Company entered into a services agreement with Laugh Club, an entity wholly-owned by Mr. Mizrahi pursuant to which Laugh Club shall provide services to Mr. Mizrahi, necessary for Mr. Mizrahi to perform his services pursuant to the employment agreement.  The Company will pay Laugh Club an annual fee of $720,000 for such services.

Xcel Term Loan Amendment

On April 13, 2020, the Company further amended its Second Amended and Restated Loan and Security Agreement with BHI. Under this amendment, the quarterly installment payment due March 31, 2020 was deferred, and the amounts of the quarterly installment payments due throughout the remainder of 2020 were reduced, while the amount of principal to be repaid through variable payments based on excess cash flow was increased. In addition, there were multiple changes and waivers to the various financial covenants. Further, this amendment permits Xcel to incur unsecured debt through the PPP under the CARES Act, and excludes any associated PPP debt and debt service from the covenant calculations. There were no changes to the total principal balance, interest rate, or maturity date. See Note 6, “Debt and Other Long-term Liabilities,” for additional information.

Coronavirus Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus disease (“COVID-19”) as a pandemic, which continues to spread throughout the U.S. COVID-19 is having an unprecedented impact on the U.S. economy as federal, state, and local governments react to this public health crisis. Due to the COVID-19 outbreak, there is significant uncertainty surrounding the potential impact on the Company’s results of operations and cash flows. Continued impacts of the pandemic could materially adversely affect the Company’s near-term and long-term revenues, earnings, liquidity, and cash flows as the Company’s customers and/or licensees may request temporary relief, delay, or not make scheduled payments.

On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted and signed into law. Certain provisions of the CARES Act impact the 2019 income tax provision computations of the Company and will be reflected in the first quarter of 2020, or the period of enactment. The CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. This modification has no impact on the Company since the interest expense is not projected to be limited. Additionally, the CARES Act contains a technical correction to the Tax Cuts and Jobs Act with respect to the recovery period of qualified improvement property. Previously, qualified improvement property was depreciated as 39-year building property, but the technical correction in the CARES Act adjusts this to a 15-year depreciable life, which meets the requirements for the additional first-year 100% bonus depreciation deduction under Section 168(k). The Company will evaluate and conclude on the desired tax position for this class of depreciable property prior to filing the 2019 federal tax return. It is expected that the change in the depreciable life of qualified improvement property will result in an increase in the Company's net operating losses on a tax basis, although an exact amount has not been determined at this time. The CARES Act did not have any impact on the Company's 2019 consolidated financial statements.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with the Company’s auditors which would require disclosure under Item 304(b) of Regulation S-K.

Item 9A.Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s  rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Such controls and procedures, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a‑15(f) and 15d‑15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive and principal accounting officers to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the chief executive officer and principal financial officer and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a‑15(f) and 15d‑15(f)) during our most recent completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NAME	AGE	POSITION
Robert W. D’Loren	62	Chairman of the Board of Directors and Chief Executive Officer and President
James F. Haran	59	Chief Financial Officer and Assistant Secretary, and Principal Financial and Accounting Officer
Giuseppe “Joe” Falco	49	President and Chief Operating Officer of the Isaac Mizrahi Brand
Seth Burroughs	40	Executive Vice President of Business Development and Treasury and Secretary
Mark DiSanto	58	Director
James Fielding	55	Director
Michael R. Francis	57	Director
Howard Liebman	77	Director
Deborah Weinswig	49	Director

Below are the biographies of each of our officers and directors as of December 31, 2019.

Robert W. D’Loren has been the Chairman of our Board and our Chief Executive Officer and President since September 2011. Mr. D’Loren has been an entrepreneur, innovator and pioneer of the consumer branded products industry for the past 35 years.  Mr. D’Loren has spearheaded the Company’s omni-channel platform, connecting the channels of digital, brick-and-mortar, social media, and direct-response television to create a single customer view and brand experience for Xcel’s brands. He served as Chairman and CEO of IPX Capital, LLC and its subsidiaries, a consumer products investment company, from 2009 to 2011. He continues to serve as IPX Capital LLC’s Chairman.

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

Mr. D’Loren has served on the Board of Directors for Iconix Brand Group, Longaberger Company, Business Loan Center,  and as a board advisor to The Athletes Foot and Bill Blass, Ltd. He also serves on the board of directors for the Achilles Track Club International. Mr. D’Loren is a Certified Public Accountant and holds an M.S. degree from Columbia University and a B.S. degree from New York University.

James F. Haran has been our Chief Financial Officer since September 2011. Mr. Haran served as CFO of IPX Capital, LLC and its related subsidiaries, from June 2008 to September 2011. Mr. Haran was the Executive Vice President, Capital Markets for NexCen Brands, Inc. from 2006 to May 2008 and Chief Financial Officer and Chief Credit Officer for UCC Capital Corporation, and its predecessor company, CAK Universal Credit Corp., from 1998 to 2006. Prior to joining UCC,

Mr. Haran was a partner at Sidney Yoskowitz and Company P.C., a registered diversified certified public accounting firm. During his tenure, which began in 1987, his focus was on real estate and financial services companies. Mr. Haran is a Certified Public Accountant and holds a B.S. degree from State University of New York at Plattsburgh.

Joe Falco has been our Chief Operating Officer and President of the Mizrahi brands since September 2011. Mr. Falco is a merchant with almost two decades of experience in managing lifestyle brands and business development. Mr. Falco served as President of Misook, a division of HMX, from February 2010 to February 2011, as Worldwide President and Chief Merchant for Elie Tahari from 2007 to 2009, and as President of Sixty USA from 2005 to 2006. Prior to that position, Mr. Falco was Senior Vice President for Dolce & Gabbana from 1998 to 2004, where he was responsible for North American development and operations. Mr. Falco started his career with the luxury retailer Barneys New York where he became a student of product merchandising and brand communication.

Seth Burroughs has been our Executive Vice President of Business Development and Treasury since September 2011. From June 2006 to October 2010, Mr. Burroughs served as Vice President of NexCen Brands, Inc. Prior to his role at NexCen, from 2003 to 2006, Mr. Burroughs served as Director of M&A Advisory and Investor Relations at UCC Capital Corporation, an intellectual property investment company, where he worked on $500 million in acquisitions and $300 million in specialty financing as an advisor to consumer branded products companies in the franchising and apparel industries. From 2001 to 2003, Mr. Burroughs worked as a Senior Financial Analyst at The Pullman Group where he was involved with structuring the first securitizations of music royalties, including the Bowie Bonds, and as a Financial Analyst at Merrill Lynch’s private client group. Mr. Burroughs received a B.S. degree in economics from The Wharton School of Business at the University of Pennsylvania.

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

James Fielding was appointed as a member of our Board in  July 2018. He is a 25‑year veteran in the consumer retail space, and previously served as the Global Head of Consumer Products for Dreamworks Animation and Awesomeness TV.  Prior to that, Mr. Fielding served as the CEO of Claire’s Stores Inc., where he oversaw strategic growth and international development for the retail chain’s 3,000‑plus stores worldwide. From May 2008 to 2012 Mr. Fielding served as the President of Disney Stores Worldwide.

Michael R. Francis has served as a member of our Board since June 2015. Mr. Francis is founder and CEO of Fairview Associates, LLC, a retail and branding consultancy. From February 2012 to December 2015, Mr. Francis served as the Chief Global Brand Officer of DreamWorks Animation SKG, which creates world-class entertainment, including animated feature films, television specials and series, and live-entertainment properties for audiences around the world. During this tenure with DreamWorks, Mr. Francis was responsible for global consumer products, retail, brand strategy, creative design, location-based entertainment, digital, publishing, and franchise development. From November 2010 to June 2011, Mr. Francis served as the President of J.C. Penney Company, Inc., one of the largest department store operators in the United States. Prior to November 2010, Mr. Francis spent more than 26 years with Target Corporation, an American retailing company and the second-largest discount retailer in the United States, in various roles including Executive Vice President and Global Chief Marketing Officer. Mr. Francis has a B.A. degree in international studies from the University of Michigan

Howard Liebman has served as a member of our Board since October 2011. He was President, Chief Operating Officer and a director of Hobart West Group, a provider of national court reporting and litigation support services, from 2007 until the sale of the business in 2008. Mr. Liebman served as a consultant to Hobart from 2006 to 2007. Mr. Liebman was President, Chief Financial Officer, and a director of Shorewood Packaging Corporation, a multinational manufacturer of high-end value-added paper and paperboard packaging for the entertainment, tobacco, cosmetics and other consumer products markets. Mr. Liebman joined Shorewood in 1994 as Executive Vice President and Chief Financial Officer, and served as its President from 1999 until Shorewood was acquired by International Paper in 2000. Mr. Liebman continued

as Executive Vice President of Shorewood until his retirement in 2005. Mr. Liebman is a Certified Public Accountant and was an audit partner with Deloitte and Touche, LLP (and its predecessors) from 1974 to 1994.

Deborah Weinswig was appointed as a member of our Board in January 2018. She is a Managing Director of Funding Global Retail & Technology (“FGRT”), the think tank for the Hong Kong-based Fung Group, since April 2014 where she is responsible for building the team’s research capabilities and providing insights into the disruptive technologies that are reshaping today’s global retail landscape. Prior to leading FGRT, Weinswig served as Chief Customer Officer for Profitect Inc., a predictive analytics and big data software provider. From March 2002 to October 2013, Ms. Weinswig was employed by Citigroup, Inc., most recently where she was Managing Director and Head of the Global Staples & Consumer Discretionary team at Citi Research. Ms. Weinswig also serves as an e-commerce expert for the International Council of Shopping Centers’ Research Task Force and was a founding member of the Oracle Retail Industry Strategy Council. Lastly, she is a member of the Board of Directors of Kiabi (affiliated with the Auchan Group). Ms. Weinswig is a Certified Public Accountant and holds an MBA from the University of Chicago.

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

Key Employees

Isaac Mizrahi is Chief Design Officer for IM Brands. As Chief Design Officer, he is responsible for design and design direction for all brands under his name. Mr. Mizrahi has been a leader in the fashion industry for almost 30 years. Since his first collection in 1987, Mr. Mizrahi’s designs have come to stand for timeless, cosmopolitan style. He has been awarded four Council of Fashion Designers of America (CFDA) awards, including a special award in 1996 for the groundbreaking documentary “Unzipped.” In the Spring of 2016, Mr. Mizrahi launched IMNYC Isaac Mizrahi, available exclusively at Hudson’s Bay and Lord & Taylor department stores. Previously, in 2009, Mr. Mizrahi launched his exclusive lifestyle collection, ISAACMIZRAHILIVE, on QVC. In addition, television audiences have come to value Mr. Mizrahi’s media presence through his roles on “Project Runway All Stars” for Lifetime, and his appearances on broadcast television networks where he offers his expertise on fashion and style.

Employment Agreements with Executives

Robert W. D’Loren

On February 28, 2019, and effective as of January 1, 2019, the Company entered into a three-year employment agreement with Robert W. D’Loren for him to continue to serve as Chief Executive Officer of the Company, referred to as the D’Loren Employment Agreement. Following the initial three-year term, the agreement will be automatically renewed for one-year terms unless either party gives written notice of intent to terminate at least 90 days prior to the termination of the then current term. Pursuant to the D’Loren Employment Agreement, Mr. D’Loren’s annual base salary is $0.89 million. The Company’s board of directors or the compensation committee may approve increases (but not decreases) from time to time. Following the initial three-year term, Mr. D’Loren’s base salary will be reviewed at least annually. Mr. D’Loren receives an allowance for an automobile appropriate for his level of position and the Company pays (in addition to monthly lease or other payments) all of the related expenses for gasoline, insurance, maintenance, repairs or any other costs with Mr. D’Loren’s automobile.

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

James Haran

On February 28, 2019, and effective as of January 1, 2019, the Company entered into a two-year employment agreement with James Haran for him to continue to serve as the Company’s Chief Financial Officer, referred to as the Haran Employment Agreement. Following the initial two-year term, the agreement automatically renewed for a one-year term and will be automatically renewed for one-year terms thereafter unless either party gives written notice of intent to terminate at least 30 days prior to the expiration of the then current term. Pursuant to the Haran Employment Agreement, Mr. Haran’s annual base salary is $0.37 million per annum. The board of directors or the compensation committee may approve increases (but not decreases) from time to time. Following the initial two-year term, the base salary shall be reviewed at least annually. In addition, Mr. Haran receives a car allowance of $1,500 per month.

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

Non-Competition and Non-Solicitation

During the term of his employment by the Company and for a one-year period after the termination of such employment, Mr. Haran may not permit his name to be used by or participate in any business or enterprise (other than the mere passive ownership of not more than 5% of the outstanding stock of any class of a publicly held corporation whose stock is traded on a national securities exchange or in the over-the-counter market) that engages or proposes to engage in our business in the United States, its territories and possessions and any foreign country in which we do business as of the date of termination of such employment. Also, during his employment and for a one-year period after the termination of his employment, Mr. Haran may not, directly or indirectly, solicit, induce or attempt to induce any customer, supplier, licensee, or other business relation of the Company or any of its subsidiaries to cease doing business with the Company or any of its subsidiaries; or solicit, induce or attempt to induce any person who is, or was during the then-most recent 12‑month period, a corporate officer, general manager or other employee of the Company or any of its subsidiaries, to terminate such employee’s employment with the Company or any of its subsidiaries; or hire any such person unless such person’s employment was terminated by the Company or any of its subsidiaries; or in any way interfere with the relationship between any such customer, supplier, licensee, employee or business relation and the Company or any of its subsidiaries.

Giuseppe Falco

On February 27, 2019, and effective January 1, 2019, the Company entered into a two-year employment agreement with Giuseppe Falco for him to serve as President and Chief Merchant of the Company’s Interactive Technology business and the Company’s Creative Director, referred to as the Falco Employment Agreement. Following the initial two-year term, the agreement will be automatically renewed for an additional one-year term, unless either party gives written notice of intent to terminate at least 30 days prior to the expiration of the then current term. Under the Falco Employment Agreement, Mr. Falco’s base salary is $0.55 million per annum.

Bonus

Cash Bonus and Stock Bonus.  Mr. Falco will be eligible to receive a performance cash bonus in an amount up to $0.4 million per annum and a performance stock bonus with a value of up to $0.09 million per annum based upon the Company receiving Gross DRT Sales as follows:

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

Non-Competition and Non-Solicitation

During the term of his employment by the Company and for a one-year period after the termination of such employment, Mr. Falco may not permit his name to be used by or participate in any business or enterprise (other than the mere passive ownership of not more than 5% of the outstanding stock of any class of a publicly held corporation whose stock is traded on a national securities exchange or in the over-the-counter market) that engages or proposes to engage in the Company’s business in the United States, its territories and possessions and any foreign country in which we do business as of the date of termination of his employment. Also, during his employment and for a one-year period after the termination of such employment, Mr. Falco may not, directly or indirectly, solicit, induce or attempt to induce any customer, supplier, licensee, or other business relation of the Company or any of its subsidiaries to cease doing business with the Company or any of its subsidiaries; or solicit, induce or attempt to induce any person who is, or was during the then-most recent 12‑month period, a corporate officer, general manager or other employee of the Company or any of its subsidiaries, to terminate such employee’s employment with the Company or any of its subsidiaries; or hire any such person unless such person’s employment was terminated by the Company or any of its subsidiaries; or in any way interfere with the relationship between any such customer, supplier, licensee, employee or business relation and the Company or any of its subsidiaries.

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

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, based solely on a review of Forms 3 and 4 and any amendments thereto furnished to our Company pursuant to Rule 16a‑3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, all Section 16(a) filing requirements applicable to our officers, directors, and beneficial owners of more than 10% of our equity securities were timely filed, except that each of Messrs. DiSanto, Fielding, Francis, Liebman and Malka, Ms. Weinswig, and Mr. Mizrahi, a 10% holder of our securities, filed one Form 4 late.

Code of Ethics

On September 29, 2011, we adopted a code of ethics that applies to our officers, employees, and directors, including our Chief Executive Officer, Chief Financial Officer and senior executives. Our Code of Ethics can be accessed on our website, www.xcelbrands.com.

Audit Committee and Audit Committee Financial Expert

Our board of directors has appointed an Audit Committee which consists of Mr. Liebman, Mr. DiSanto, and Ms. Weinswig.  Each of such persons has been determined to be an “independent director” under the applicable NASDAQ and SEC rules, which is the independence standard that was adopted by our board of directors. The board of directors has determined that Mr. Liebman meets the requirements to serve as the Audit Committee Financial Expert by our board of directors. The Audit Committee operates under a written charter adopted by our board of directors. The Audit Committee assists the board of directors by providing oversight of our accounting and financial reporting processes, appoints the independent registered public accounting firm, reviews with the registered independent registered public accounting firm the scope and results of the audit engagement, approves professional services provided by the independent registered public accounting firm, reviews the independence of the independent registered public accounting firm, considers the range of audit and non-audit fees and reviews the adequacy of internal accounting controls.

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

Item 11.    Executive Compensation

The following table sets forth information regarding all cash and non-cash compensation earned, during the years ended December 31, 2019 and 2018, by our principal executive officer and our two other most highly compensated executive officers, which we refer to collectively as the named executive officers, for services in all capacities to the Company:

Summary Compensation Table

				Bonus	Awards	All Other
Name	Title	Year	Salary	(1)	(2)	Compensation	Total
Robert W. D’Loren	CEO and Chairman	2019	$888,500	$939,066	$—	$8,747	$1,836,313
		2018	888,500	960,878	—	11,509	1,860,887

James F. Haran	CFO	2019	366,000	55,000	—	5,587	426,587
		2018	366,000	45,000	—	5,798	416,798

Giuseppe Falco	President and COO	2019	568,750	187,500	—	—	756,250
		2018	625,000	225,000	—	—	850,000

(1)	Bonuses were paid in accordance with the executives’ respective employment agreements. See “Employment Agreements with Executives” in Item 10.
(2)	The dollar amounts shown represent the grant date fair value of stock option awards granted during the applicable fiscal year calculated in accordance with ASC Topic 718.

Outstanding Equity Awards as of December 31, 2019

		Options and Warrant Awards						Stock Awards
		Number of		Number of
		Securities		Securities						Market
		Underlying		Underlying				Number of		Value of
		Unexercised		Unexercised			Option or	Shares of		Shares of
		Options &		Options &			Warrant	Stock that		Stock that
		Warrants,		Warrants,		Exercise	Expiration	Have Not		Have Not
Name	Title	Exercisable		Unexercisable		Price	Date	Vested		Vested
Robert W. D’Loren	CEO, Chairman	239,250	(1)	—		$5.00	9/29/2021
		884,220	(2)	—		$5.80	3/31/2021
		—		2,578,947	(3)	$1.72	2/28/2029
								139,035	(4)	$208,553

James F. Haran	CFO	49,500	(1)	—		$5.00	9/29/2021
		189,468	(2)	—		$5.80	3/31/2021
		—		552,632	(3)	$1.72	2/28/2029
								—		$—
Giuseppe Falco	President, COO	100,000	(1)	—		$5.00	9/29/2021
		200,000	(2)	—		$5.80	3/31/2021
		200,000		300,000	(6)	$5.00	Multiple dates (6)
								195,333	(5)	$293,000

(1)	These options became exercisable on September 29, 2011, the date of grant, and expire on September 29, 2021.
(2)	These options become exercisable as to one-third of the shares on each of March 31, 2017, 2018, and 2019, and expire on March 31, 2021.
(3)

These options shall become exercisable based upon the Company’s common stock achieving specified target prices as outlined in the executive’s employment agreement, and expire on February 28, 2029.  See “Employment Agreements with Executives” in Item 10.

(4)

Such shares vest (i) as to 36,843 shares of common stock, on March 31, 2020;  (ii) as to 82,500 shares of common stock, on May 31, 2020; and (iii) as to 19,692 shares of common stock, on June 1, 2020; provided, however, that Mr. D’Loren has the right to extend each vesting date by six-month increments, in his sole discretion, prior to the date the restrictions would lapse.

(5)

Such shares vest (i) as to 77,500 shares of common stock, on March 31, 2020;  (ii) as to 37,500 shares of common stock, on May 15, 2020;  (iii) as to 30,333 shares of common stock, on June 1, 2020; and (iv) as to 50,000 shares of common stock, on April 30, 2020; provided, however, that Mr. Falco has the right to extend each vesting date by six-month increments, in his sole discretion, prior to the date the restrictions would lapse.

(6)

These options became exercisable as to one-fifth of the shares on each of January 1, 2018 and January 1, 2019, and shall become exercisable as to an additional one-fifth of the shares on each of January 1, 2020, 2021 and 2022, and expire at the five-year anniversary of each vesting date for each individual one-fifth tranche.

Director Compensation

We pay our non-employee directors $3,000 for each board of directors and committee meeting attended, up to a maximum of $12,000 per year for board of directors’ meetings and up to a maximum of $12,000 per year for committee meetings, except that the chairman of each committee receives $4,000 for each such committee meeting attended, up to a maximum of $16,000 per year.

The following table sets forth information with respect to each non-employee director’s compensation for the year ended December 31, 2019. The dollar amounts shown for Stock Awards represent the grant date fair value of the restricted stock awards or stock options granted during the fiscal year calculated in accordance with ASC Topic 718.

	Fees Earned
	or Paid	Stock	Option
Name	in Cash	Awards	Awards	Total
Mark DiSanto (1) (2)	$24,000	$17,000	$7,994	$48,994
Michael R. Francis (1) (2)	$12,000	$17,000	$7,994	$36,994
Howard Liebman (1) (2)	$28,000	$17,000	$7,994	$52,994
Benjamin Malka (1) (2) (3)	$6,000	$17,000	$7,994	$30,994
Deborah Weinswig (1) (2)	$18,000	$17,000	$7,994	$42,994
James Fielding (1) (2)	$9,000	$17,000	$7,994	$33,994

(1)

On April 1, 2019, each non-employee director was granted 10,000 shares of restricted stock pursuant to the terms and conditions of the Plan. Such shares of restricted stock will vest evenly over two years, whereby 50% shall vest on April 1, 2020 and 50% shall vest on April 1, 2021. Notwithstanding the foregoing, each grantee may extend the vesting date of all or a portion of the restricted shares by six months and, thereafter one or more times may further extend such date with respect to all or a portion of the restricted shares until the next following October 1 or April 1, as the case may be. The grant date fair value of the shares was $1.70 per share.

(2)

On April 1, 2019, each non-employee director was granted options to purchase 25,000 shares of stock pursuant to the terms and conditions of the Plan. Such options will vest evenly over two years, whereby 50% shall vest on April 1, 2020 and 50% shall vest on April 1, 2021. The exercise price of the options is $1.70 per share.

(3)

Benjamin Malka did not stand for re-election at the Company’s 2019 Annual Stockholders Meeting, and thus his term as a director ended September 11, 2019. All unvested equity awards previously granted to Mr. Malka vested as of September 11, 2019.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of March 13, 2020, the number of shares of common stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each named executive officer and director of the Company, and (iii) all officers and directors as a group.  Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose of or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power. Unless otherwise indicated, the address for such person is c/o Xcel Brands, Inc., 1333 Broadway, 10th Floor, New York, New York 10018.

The percentages below are calculated based on 18,866,417 shares of common stock issued and outstanding as of March 30, 2020.

	Number of
	Shares
	of Common
	Stock	Percent
	Beneficially	Beneficially
Name and Address	Owned	Owned
Named executive officers and directors:
Robert W. D’Loren (1)	9,376,462	45.39%
James F. Haran (2)	442,986	2.32
Giuseppe Falco (3)	853,912	4.39
Seth Burroughs (4)	486,861	2.56
Howard Liebman (5)	191,165	1.01
Mark DiSanto (6)	1,465,756	7.72
Michael R. Francis (7)	184,000	*
Deborah Weinswig (8)	43,000	*
James Fielding (9)	22,500	*

All directors and executive officers as a group (9 persons)(10)	13,077,617	60.88
5% Shareholders:
Isaac Mizrahi (11)	2,773,325	14.47
Buckingham Capital Management, Inc. (12)	1,076,097	5.70
485 Lexington Avenue, 3rd Floor, New York, NY 10017
Hilco Trading, LLC (13)	2,445,545	12.96
5 Revere Drive, Suite 206, Northbrook, IL 60062
Burch Acquisition LLC (14)	1,000,000	5.30
840 First Avenue, Suite 200, King of Prussia, PA 19406

*  Less than 1%.

(1)

Consists of (i) 1,043,763 shares held by Mr. D’Loren, (ii) 526,283 shares owned by Irrevocable Trust of Rose Dempsey (or the Irrevocable Trust) of which Mr. D’Loren and Mr. DiSanto are the trustees and as to which Mr. D’Loren has sole voting and dispositive power, (iii) 1,123,470 shares issuable upon exercise of immediately exercisable options and warrants, (iv) 139,035 restricted shares, (v) 2,473,325 shares of common stock (including 800,992 restricted shares) held in the name of Isaac Mizrahi, (vi) 299,139 shares of common stock (including 27,500 restricted shares) held in the name of Marisa Gardini, (vii) 777,778 shares of common stock held in the name of The H Company IP, LLC, (viii) 136,525 other shares of restricted stock and 2,190,477 other shares of common stock as to which holders thereof granted to Mr. D’Loren irrevocable proxy and attorney-in-fact with respect to the shares, and (viii) 666,667 shares issuable upon exercise of immediately exercisable warrants to which holders thereof granted to Mr. D’Loren irrevocable proxy and attorney-in-fact with respect to the shares. Pursuant to a voting agreement Mr. Mizrahi and Ms. Gardini agreed to, and pursuant to restricted stock agreements certain grantees agreed to, appoint a person designated by our board of directors as their irrevocable proxy and attorney-in-fact with respect to the shares set forth in clauses (v), (vi) and (vii), respectively. Mr. D’Loren does not have any pecuniary interest in these shares described in clauses (v), (vi) and (vii) and disclaims beneficial ownership thereof. Does not include 326,671 shares held by the D’Loren Family Trust (or the Family Trust) of which Mark DiSanto is a trustee and has sole voting and dispositive power.

(2)	Consists of (i) 204,418 shares and (ii) immediately exercisable options and warrants to purchase 238,968 shares.
(3)

Includes (i) 58,579 shares, (ii) 195,333 restricted shares, and (iii) 600,000 shares issuable upon exercise of immediately exercisable warrants and options. Giuseppe Falco, the President and Chief Operating Officer of the Mizrahi brands, is an executive officer but not a named executive officer.

(4)	Consists of (i) 305,286 shares, (ii) 5,263 restricted shares, and (iii) immediately exercisable options and warrants to purchase 176,312 shares.
(5)	Consists of (i) 36,165 shares, (ii) 30,000 restricted shares, and (iii) immediately exercisable options to purchase 125,000 shares.
(6)

Consists of (i) 326,671 shares held by the D’Loren Family Trust, of which Mark DiSanto is trustee and has sole voting and dispositive power over the shares held by the D’Loren Family Trust, (ii) 856,548 shares held by Mark X. DiSanto Investment Trust, of which Mark DiSanto is trustee and has sole voting and dispositive power over the shares held by the Trust, (iii) 83,537 shares, (iv) 14,000 restricted shares, (v) 125,000 shares issuable upon exercise of warrants and options that have vested, and (vi) 60,000 shares held by other trusts, of which Mark DiSanto is trustee and has sole voting and dispositive power over the shares held by the trusts.

(7)	Includes (i) 95,000 shares, (ii) 14,000 restricted shares and (iii) immediately exercisable options to purchase 75,000 shares.
(8)	Consists of (i) 18,000 restricted shares and (ii) immediately exercisable options to purchase 25,000 shares.
(9)	Consists of (i) 10,000 restricted shares and (ii) immediately exercisable options to purchase 12,500 shares.
(10)

Includes (i) 3,595,850 shares, (ii) 425,631 restricted shares, (iii) 438,750 shares issuable upon exercise of warrants that are currently exercisable, (iv) 2,175,000 shares issuable upon exercise of options that are currently exercisable, and (v) 6,442,386 other shares of common stock as to which holders thereof granted to Mr. D’Loren irrevocable proxy and attorney-in-fact with respect to the shares.

(11)	Consists of (i) 1,672,333 shares, (ii) 800,992 restricted shares, and (iii) immediately exercisable options to purchase 300,000 shares.
(12)	Based solely on a Schedule 13G/A filed on Feburary 13, 2019 by Buckingham Capital Management, Inc.
(13)

The H Company IP, LLC, or HIP, directly owns 1,777,778 shares of common stock, which we refer to as the H Company Shares. House of Halston, LLC, or HOH, is the parent company of HIP and may be deemed to share beneficial ownership of the H Company Shares by virtue of its ability to direct the business and investment decisions of HIP. The H Investment Company, LLC, or H Investment, in its capacity as the controlling member of HOH, has the ability to direct the investment decisions of HOH, including the power to direct the decisions of HOH regarding the disposition of the H Company Shares; therefore, H Investment may be deemed to beneficially own the H Company Shares. Hilco Brands, LLC, or Hilco Brands, in its capacity as a member of the Board of Managers of H Investment, has the ability to direct the management of H Investment’s business, including the power to direct the decisions of H Investment regarding the voting and disposition of the H Company Shares; therefore, Hilco Brands may be deemed to have indirect beneficial ownership of the H Company Shares. Hilco Trading, LLC, or Hilco Trading, is the parent company of Hilco Brands and may be deemed to share beneficial ownership of the H Company Shares by virtue of its ability to direct the business and investment decisions of Hilco Brands. Hilco Trading also directly owns 667,767 shares of our outstanding common stock, which we refer to as the Hilco Shares. By virtue of the relationship described above and its direct ownership of the Hilco Shares, Hilco Trading beneficially owns 2,445,545 shares of our common stock. Jeffrey Bruce Hecktman is the majority owner of Hilco Trading and may be deemed to share beneficial ownership of the H Company Shares and the Hilco Shares by virtue of his ability to direct the business and investment decisions of Hilco Trading. By virtue of this relationship, Mr. Hecktman may be deemed to have indirect beneficial ownership of 2,445,545 shares of our common stock.

(14)	Consists of 1,000,000 shares of common stock.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Benjamin Malka

Concurrent with the acquisition of the H Halston Brand on December 22, 2014, the Company and The H Company IP, LLC (“HIP”) entered into a license agreement (the “HIP License Agreement”), which was subsequently amended September 1, 2015. Benjamin Malka, who was a director of the Company from June 2014 through September 2019, is a 25% equity holder of HIP’s parent company, House of Halston LLC (“HOH”), and Chief Executive Officer of HOH. The HIP license agreement provides for royalty payments including guaranteed minimum royalties to be paid to the Company during the initial term that expires on December 31, 2019.

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

Through October 26, 2018, the Company operated under the following terms as an at-will license as set forth below:

•

The HIP Trademark Usage and Royalty Participation Agreement, has an initial term that expires on December 31, 2020 unless sooner terminated or renewed, and we shall pay to HIP: (i) 50% of the excess H Halston Royalty paid to us under the DRT Licenses and any other third party licenses that we may enter into; (ii) 25% of the excess developed brand royalty paid to us for the Highline Collective Brand under the DRT Licenses, and 20% of the excess developed brand royalty paid to us for any subsequent developed brand under the DRT Licenses, and (iii) 10% of the excess private label brand royalty paid to us under the DRT Licenses and during the first term only of the DRT Licenses. Additionally, we have the right, but not the obligation, at any time after January 31, 2023, to terminate the obligations under points (ii) and (iii) above by paying to HIP an amount equal to four times the sum of the developed brand credits and private label credits for the contract year ending on January 31, 2023 (the “Buy Out Payment’’). The Buy-Out Payment may be payable by us and at our sole discretion either (a) in cash, or (b) in a number of common shares of Xcel calculated based on the amount of the Buy-Out Payment divided by the average closing price for common shares of Xcel on a national exchange for the preceding five trading days, subject to a minimum price for common shares of Xcel of $7.00 per common share. Once effective, it will terminate and replace the HIP Sublicense Agreement.

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

For the years ended December 31, 2019 and 2018, the Company recorded approximately $0.0 million and $2.0 million of revenue from HOC, respectively. As of December 31, 2018, the Company had a receivable balance of approximately $1.5 million due from HOC, which was collected in 2019.

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

Robert W. D’Loren

Jennifer D’Loren is the wife of Robert W. D’Loren, the Company’s Chief Executive Officer and Chairman of the Board, and is employed by the Company.  Mrs. D’Loren brings vast experience in project management and implementation of financial IT solutions. During the past two years, Mrs. D’Loren has worked on the implementation of the Company’s ERP system. Mrs. D’Loren received compensation of $.17 million and $0.08 million for the years ended December 31, 2019 and 2018, respectively.

Item 14.    Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed or to be billed for professional services rendered by our Independent Registered Public Accounting Firm, CohnReznick LLP, for the audit of our annual consolidated financial statements, review of our consolidated financial statements included in our quarterly reports, and other fees that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements for the years ended December 31, 2019 and December 31, 2018 were approximately $319,000 and $301,000, respectively.

Audit-Related Fees

There were approximately $11,000 of fees billed by our Independent Registered Public Accounting Firm for audit-related services for the fiscal year ended December 31, 2018. There were no such fees billed by our Independent Registered Public Accounting Firm for the year ended December 31, 2019.

Tax Fees

There were no fees billed for professional services rendered by our Independent Registered Public Accounting Firm for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2019 and 2018.

All Other Fees

There were no fees billed for non-audit services by our Independent Registered Public Accounting Firm for the fiscal years ended December 31, 2019 and 2018.

Audit Committee Determination

The Audit Committee considered and determined that the services performed are compatible with maintaining the independence of the independent registered public accounting firm.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

The Audit Committee is responsible for pre-approving all audit and permitted non-audit services to be performed for us by our Independent Registered Public Accounting Firm as outlined in its Audit Committee charter. Prior to engagement of the Independent Registered Public Accounting Firm for each year’s audit, management or the Independent Registered Public Accounting Firm submits to the Audit Committee for approval an aggregate request of services expected to be rendered during the year, which the Audit Committee pre-approves. During the year, circumstances may arise when it may become necessary to engage the Independent Registered Public Accounting Firm for additional services not contemplated in the original pre-approval. In those circumstances, the Audit Committee requires specific pre-approval before engaging the Independent Registered Public Accounting Firm. The engagements of our Independent Registered Public Accounting Firm, CohnReznick LLP was approved by the Company’s Audit Committee.

Item 15.Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Xcel Brands, Inc. (11)

3.2	Third Restated and Amended Bylaws of Xcel Brands, Inc. (12)

4.1	Third Amended and Restated Equity Incentive Plan and Forms of Award Agreements (14)

4.2	Form of Executive Warrant (1)

4.3	Warrant issued to Joe Falco dated September 29, 2011 (1)

4.4	Description of Registrant’s Securities (16)

9.1	Amended and Restated Voting Agreement between Xcel Brands, Inc. and IM Ready-Made, LLC, dated as of December 24, 2013 (5)

9.2	Voting Agreement between Xcel Brands, Inc. and Judith Ripka Berk, dated as of April 3, 2014 (7)

9.3	Voting Agreement dated as of December 22, 2014 by and between Xcel Brands, Inc. and H Company IP, LLC (8)

9.4	Form of Voting Agreement dated as of February 11, 2019 (3)

10.1+

Asset Purchase Agreement by and among Xcel Brands, Inc., IM Brands, LLC, IM Ready-Made, LLC, Isaac Mizrahi and Marisa Gardini, dated as of May 19, 2011, as amended on July 28, 2011, as amended on September 15, 2011, as amended on September 21, 2011, and as amended on September 29, 2011 (1)

10.2*	Second Amended and Restated Agreement and Consent to Assignment by and among QVC, Inc., IM Brands, LLC, IM Ready-Made, LLC, Xcel Brands, Inc. and Isaac Mizrahi, dated September 28, 2011 (2)

10.3

Assignment and Assumption, New York Landlord Consent by and among Adler Holdings III, LLC, IM Ready-Made, LLC and Xcel Brands, Inc., dated September 29, 2011, and Guaranty by IM Brands, Inc., dated September 29, 2011 (1)

10.4	Employment Agreement entered into with Isaac Mizrahi, dated February 24, 2020 (9)

10.5*

Amendment No. 1 to Second Amended and Restated Agreement and Consent to Assignment by and among QVC, Inc., IM Brands, LLC, IM Ready-Made, LLC, Xcel Brands, Inc. and Isaac Mizrahi, dated September 28, 2011 (4)

10.6	Employment Agreement between the Company and Robert D’Loren dated February 27, 2019 (15)

10.7	Employment Agreement between the Company and James Haran dated February 27, 2019 (15)

10.8	Employment Agreement dated February 27, 2019 by and between the Company and Giuseppe Falco (15)

10.9	Amended and Restated Fifth Amendment, entered into as of March 14, 2014 and effective as of December 24, 2013, to the Asset Purchase Agreement filed as Exhibit 10.1 (6)

10.10	Sublease Agreement, dated as of July 8, 2015, by and between Xcel Brands, Inc. and GBG USA Inc. (10)

10.11

Amended and Restated Loan and Security Agreement by and among Bank Hapoalim B.M., as agent, the financial institution party thereto as lenders, Xcel Brands, Inc. and IM Brands, LLC, JR Licensing, LLC, H Licensing, LLC, C Wonder Licensing LLC, Xcel Design Group, LLC, Judith Ripka Fine Jewelry, LLC, H Halston Heritage, LLC, LLC and Xcel-CT MFG, LLC, as guarantors (3)

10.12	Asset Purchase Agreement by and between Xcel Brands, Inc., H Licensing, LLC, and The H Company IP LLC (3)

10.13	Amendment No. 4 and Waiver to Amended and Restated Loan and Security Agreement (16)

21.1	Subsidiaries of the Registrant (16)

23.1	Consent of Independent Registered Public Accounting Firm (16)

31(i).1	Rule 13a‑14(a)/15d‑14(a) Certification (CEO) (16)

31(i).2	Rule 13a‑14(a)/15d‑14(a) Certification (CFO) (16)

32(i).1	Section 1350 Certification (CEO) (16)

32(i).2	Section 1350 Certification (CFO) (16)

101.INS	XBRL Instance Document (16)

101.SCH	XBRL Taxonomy Schema (16)

101.CAL	XBRL Taxonomy Calculation Linkbase (16)

101.DEF	XBRL Taxonomy Definition Linkbase (16)

101.LAB	XBRL Taxonomy Label Linkbase (16)

101.PRE	XBRL Taxonomy Presentation Linkbase (16)

(1)	This Exhibit is incorporated by reference to the appropriate exhibit to the Current Report on Form 8‑K, which was filed with the SEC on October 5, 2011.
(2)	This Exhibit is incorporated by reference to the appropriate exhibit to the Current Report filed on Form 8‑K/A, which was filed with the SEC on February 7, 2012.
(3)	This Exhibit is incorporated by reference to the appropriate exhibit to the Current Report on Form 8‑K, which was filed with the SEC on February 15, 2019.
(4)	This Exhibit is incorporated by reference to the appropriate exhibit to the Quarterly Report on Form 10‑Q for the fiscal quarter ended June 30, 2013, which was filed with the SEC on August 13, 2013.
(5)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8‑K, which was filed with the SEC on December 24, 2013.
(6)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8‑K, which was filed with the SEC on March 20, 2014.

(7)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8‑K, which was filed with the SEC on April 9, 2014.
(8)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8‑K, which was filed with the SEC on December 24, 2014.
(9)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8‑K, which was filed with the SEC on February 28, 2020.
(10)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8‑K, which was filed with the SEC on July 14, 2015.
(11)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8‑K, which was filed with the SEC on October 24, 2017.
(12)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8‑K, which was filed with the SEC on December 8, 2017.
(13)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Annual Report on Form 10‑K for the year ended December 31, 2018, which was filed with the SEC on April 1, 2019.
(14)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Definitive Proxy Statement on Form DEF 14-A, which was filed with the SEC on August 15, 2016.
(15)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8‑K, which was filed with the SEC on March 1, 2019.
(16)	Filed herewith.

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

Date: April 14, 2020	/s/ Robert W. D’Loren
Robert W. D’Loren, Chairman, President,
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title
/s/ Robert W. D’Loren	Chief Executive Officer and Chairman	April 14, 2020
Robert W. D’Loren	(Principal Executive Officer)

/s/ James F. Haran	Chief Financial Officer	April 14, 2020
James F. Haran	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael R. Francis	Director	April 14, 2020
Michael R. Francis

/s/ Mark DiSanto	Director	April 14, 2020
Mark DiSanto

/s/ James Fielding	Director	April 14, 2020
James Fielding

/s/ Howard Liebman	Director	April 14, 2020
Howard Liebman

/s/ Deborah Weinswig	Director	April 14, 2020
Deborah Weinswig