Form 10-Q
period 2020-03-31
XCel Brands, Inc.
filed 2020-05-19
CIK 1083220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number: 001‑37527

XCEL BRANDS, INC.

(Exact name of registrant as specified in its charter)

Delaware	76‑0307819
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1333 Broadway, 10th Floor, New York, NY 10018
(Address of Principal Executive Offices)

(347) 727‑2474

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes   ☐    No   ☒

As of May 7, 2020, there were 19,047,561 shares of common stock, $.001 par value per share, of the issuer outstanding.

XCEL BRANDS, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
	(Unaudited)	(Note 1)
Assets
Current Assets:
Cash and cash equivalents	$4,246	$4,641
Accounts receivable, net	8,843	10,622
Inventory	788	899
Prepaid expenses and other current assets	1,433	1,404
Total current assets	15,310	17,566
Property and equipment, net	4,107	3,666
Operating lease right-of-use assets	8,913	9,250
Trademarks and other intangibles, net	109,955	111,095
Restricted cash	1,109	1,109
Other assets	490	505
Total non-current assets	124,574	125,625

Total Assets	$139,884	$143,191

Liabilities and Equity
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$3,747	$4,391
Accrued payroll	365	1,444
Current portion of operating lease obligation	1,800	1,752
Current portion of long-term debt	3,375	2,250
Total current liabilities	9,287	9,837
Long-Term Liabilities:
Long-term portion of operating lease obligation	9,297	9,773
Long-term debt, less current portion	15,471	16,571
Contingent obligation	900	900
Deferred tax liabilities, net	6,882	7,434
Other long-term liabilities	224	224
Total long-term liabilities	32,774	34,902
Total Liabilities	42,061	44,739

Commitments and Contingencies

Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized at March 31, 2020 and December 31, 2019, respectively, and 19,047,561 and 18,866,417 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	19	19
Paid-in capital	101,945	101,736
Accumulated deficit	(4,464)	(3,659)
Total Xcel Brands, Inc. stockholders' equity	97,500	98,096
Noncontrolling interest	323	356
Total Equity	97,823	98,452

Total Liabilities and Equity	$139,884	$143,191

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Three Months Ended
	March 31,
	2020	2019
Revenues
Net licensing revenue	$5,641	$7,863
Net sales	3,886	2,438
Net revenue	9,527	10,301
Cost of goods sold (sales)	2,400	1,832
Gross profit	7,127	8,469

Operating costs and expenses
Salaries, benefits and employment taxes	3,948	4,145
Other design and marketing costs	992	758
Other selling, general and administrative expenses	1,737	1,590
Stock-based compensation	243	347
Depreciation and amortization	1,303	948
Total operating costs and expenses	8,223	7,788

Operating (loss) income	(1,096)	681

Interest and finance expense
Interest expense - term debt	288	264
Other interest and finance charges	6	26
Loss on extinguishment of debt	—	189
Total interest and finance expense	294	479

(Loss) income before income taxes	(1,390)	202

Income tax (benefit) provision	(552)	75

Net (loss) income	(838)	127
Less: Net loss attributable to noncontrolling interest	(33)	—
Net (loss) income attributable to Xcel Brands, Inc. stockholders	$(805)	$127

(Loss) earnings per share attributable to Xcel Brands, Inc. common stockholders:
Basic net (loss) income per share:	$(0.04)	$0.01
Diluted net (loss) income per share:	$(0.04)	$0.01
Weighted average number of common shares outstanding:
Basic weighted average common shares outstanding	18,870,398	18,562,073
Diluted weighted average common shares outstanding	18,870,398	18,562,763

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2020 and 2019

(in thousands, except share data)

	Xcel Brands, Inc. stockholders

	Common Stock
	Number of		Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance as of December 31, 2018	18,138,616	$18	$100,097	$(233)	$—	$99,882

Issuance of common stock in connection with the acquisition of Halston Heritage	777,778	1	1,057	—	—	1,058

Compensation expense in connection with stock options and restricted stock	—	—	347	—	—	347

Net income	—	—	—	127	—	127

Balance as of March 31, 2019	18,916,394	$19	$101,501	$(106)	$—	$101,414

Balance as of December 31, 2019	18,866,417	$19	$101,736	$(3,659)	$356	$98,452

Shares issued to employees in connection with stock grants for bonus payments	336,700	—	220	—	—	220

Shares repurchased from employees in exchange for withholding taxes	(155,556)	—	(102)	—	—	(102)

Compensation expense in connection with stock options and restricted stock	—	—	91	—	—	91

Net loss	—	—	—	(805)	(33)	(838)

Balance as of March 31, 2020	19,047,561	$19	$101,945	$(4,464)	$323	$97,823

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(838)	$127
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	1,303	948
Amortization of deferred finance costs	25	34
Stock-based compensation	243	347
Amortization of note discount	—	16
Allowance for doubtful accounts	211	—
Loss on extinguishment of debt	—	189
Deferred income tax (benefit) provision	(552)	75
Changes in operating assets and liabilities:
Accounts receivable	1,568	1,035
Inventory	111	571
Prepaid expenses and other assets	(13)	(492)
Accounts payable, accrued expenses and other current liabilities	(1,656)	(1,331)
Cash paid in excess of rent expense	(91)	(91)
Other liabilities	—	(196)
Net cash provided by operating activities	311	1,232

Cash flows from investing activities
Cash consideration for acquisition of Halston Heritage assets	—	(8,830)
Purchase of property and equipment	(604)	(282)
Net cash used in investing activities	(604)	(9,112)

Cash flows from financing activities
Shares repurchased including vested restricted stock in exchange for withholding taxes	(102)	—
Payment of deferred finance costs	—	(286)
Proceeds from long-term debt	—	7,500
Payment of long-term debt	—	(1,742)
Net cash (used in) provided by financing activities	(102)	5,472

Net decrease in cash, cash equivalents, and restricted cash	(395)	(2,408)

Cash, cash equivalents, and restricted cash at beginning of period	5,750	10,319

Cash, cash equivalents, and restricted cash at end of period	$5,355	$7,911

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$4,246	$6,802
Restricted cash	1,109	1,109
Total cash, cash equivalents, and restricted cash	$5,355	$7,911

Supplemental disclosure of non-cash activities:
Operating lease right-of-use asset	$—	$10,409
Operating lease obligation	$—	$13,210
Accrued rent offset to operating lease right-of-use assets	$—	$2,801
Settlement of seller note through offset to receivable	$—	$600
Settlement of contingent obligation through offset to note receivable	$—	$100
Issuance of common stock in connection with Halston Heritage assets acquisition	$—	$1,058
Contingent obligation related to acquisition of Halston Heritage assets at fair value	$—	$900
Liability for equity-based bonuses	$(68)	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$17	$10
Cash paid during the period for interest	$290	$458

See Notes to Unaudited Condensed Consolidated Financial Statements.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

(Unaudited)

1. Nature of Operations, Background, and Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2019 (which has been derived from audited financial statements) and the unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the instructions to Form 10‑Q and Article 8 of Regulation S-X promulgated by the United States Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited consolidated financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations, financial position, and cash flows of Xcel Brands, Inc. and its subsidiaries (the “Company” or "Xcel"). The results of operations for the interim periods presented herein are not necessarily indicative of the results for the entire fiscal year or for any future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10‑K for the year ended December 31, 2019, as filed with the SEC on April 14, 2020.

The Company is a media and consumer products company engaged in the design, production, marketing, wholesale distribution, and direct-to-consumer sales of branded apparel, footwear, accessories, jewelry, home goods and other consumer products, and the acquisition of dynamic consumer lifestyle brands. The Company has developed a design, production, and supply chain capability driven by its proprietary integrated technology platform. Currently, the Company’s brand portfolio consists of the Isaac Mizrahi brands (the "Isaac Mizrahi Brand"), the Judith Ripka brands (the "Ripka Brand"), the Halston brands (the "Halston Brands"), the C Wonder brands (the "C Wonder Brand"), and other proprietary brands. The Company also manages the Longaberger brand (“the Longaberger Brand”) through its 50% ownership interest in Longaberger Licensing, LLC. The Company designs, produces, markets, and distributes products, and in certain cases, licenses its brands to third parties, and generates licensing fees. The Company and its licensees distribute through a ubiquitous-channel retail sales strategy, which includes distribution through interactive television, the internet, and traditional brick-and-mortar retail channels.

Recently Adopted Accounting Pronouncements

The Company adopted Accounting Standards Update ("ASU") No. 2018‑13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” effective January 1, 2020. This ASU adds, modifies, and removes several disclosure requirements relative to the three levels of inputs used to measure fair value in accordance with Topic 820, “Fair Value Measurement.” The adoption of this new guidance did not have any impact on the Company’s results of operations, cash flows, and financial condition.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

(Unaudited)

2. Trademarks and Other Intangibles

Trademarks and other intangibles, net consist of the following:

	Weighted
	Average	March 31, 2020
	Amortization	Gross Carrying	Accumulated	Net Carrying
($ in thousands)	Period	Amount	Amortization	Amount
Trademarks (indefinite-lived)	n/a	$44,500	$—	$44,500
Trademarks (finite-lived)	15 years	34,613	5,137	29,476
Trademarks (finite-lived)	18 years	38,194	2,598	35,596
Other intellectual property	7 years	762	455	307
Copyrights and other intellectual property	10 years	190	114	76
Total		$118,259	$8,304	$109,955

	Weighted
	Average	December 31, 2019
	Amortization	Gross Carrying	Accumulated	Net Carrying
($ in thousands)	Period	Amount	Amortization	Amount
Trademarks (indefinite-lived)	n/a	$62,900	$—	$62,900
Trademarks (finite-lived)	15 years	16,213	4,560	11,653
Trademarks (finite-lived)	18 years	38,194	2,067	36,127
Other intellectual property	7 years	762	428	334
Copyrights and other intellectual property	10 years	190	109	81
Total		$118,259	$7,164	$111,095

Amortization expense for intangible assets was approximately $1.14 million for the three-month period ended March 31, 2020 (the "current quarter") and was approximately $0.77 million for the three-month period ended March 31, 2019 (the "prior year quarter").

Effective January 1, 2020, the Company determined that the Ripka Brand, inclusive of all its trademarks, has a finite life of 15 years, and is amortized on a straight-line basis accordingly. Prior to January 1, 2020, the Ripka Brand trademarks were considered indefinite-lived assets.

The trademarks related to the Isaac Mizrahi Brand have been determined to have indefinite useful lives and, accordingly, no amortization has been recorded for these assets.

3. Significant Contracts

QVC Agreements

Under the Company’s agreements with QVC, QVC is required to pay the Company fees based primarily on a percentage of its net sales of Isaac Mizrahi, Ripka, and H Halston branded merchandise. QVC royalty revenue represents a significant portion of the Company’s total revenues.

•

Total revenues from QVC totaled $4.69 million and $6.86 million for the current and prior year quarter, respectively, representing approximately 49% and 82% of the Company’s total net revenues for the current and prior year quarter, respectively.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

(Unaudited)

•

As of March 31, 2020 and December 31, 2019, the Company had receivables from QVC of $4.59 million and $4.33 million, respectively, representing approximately 52% and 41% of the Company’s total receivables, respectively.

4. Leases

The Company has operating leases for its current office, former office, and certain equipment with a term of 12 months or less. The Company’s office leases have remaining lease terms of approximately 2 years to 8 years.

Under GAAP, a lessee is generally required to recognize a liability for its obligation to make future lease payments (the lease liability) and a right-of-use (“ROU”) asset representing its right to use the underlying leased asset for the lease term.  The Company determines if an arrangement is a lease at inception. Operating leases are recorded in operating lease ROU assets, current portion of operating lease liabilities, and long-term operating lease liabilities on the Company’s condensed consolidated balance sheets. The Company does not recognize lease liabilities and ROU assets for lease terms of 12 months or less, but recognizes such lease payments in net income on a straight-line basis over the lease terms.

Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company generally uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

For the current and prior year quarter, lease expense included in selling, general and administrative expenses on the Company’s unaudited condensed consolidated statements of operations was $0.4 million.

As of March 31, 2020, the weighted average remaining operating lease term was 6.6 years and the weighted average discount rate for operating leases was 6.3%.

Cash paid for amounts included in the measurement of operating lease liabilities in both the current and prior year quarter was $0.6 million.

As of March 31, 2020, the maturities of lease liabilities were as follows:

($ in thousands)
Remainder of 2020	$1,817
2021	2,577
2022	1,732
2023	1,552
2024	1,552
After 2024	4,398
Total lease payments	13,628
Less: Discount	2,531
Present value of lease liabilities	11,097
Current portion of lease liabilities	1,800
Non-current portion of lease liabilities	$9,297

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

(Unaudited)

5. Debt and Contingent Obligation

Debt

The Company’s net carrying amount of debt was comprised of the following:

	March 31,	December 31,
($ in thousands)	2020	2019
Xcel Term Loan	$19,000	$19,000
Unamortized deferred finance costs related to term loan	(154)	(179)
Total	18,846	18,821
Current portion of long-term debt	3,375	2,250
Long-term debt	$15,471	$16,571

On February 11, 2019, the Company entered into an amended loan agreement with Bank Hapoalim B.M. (“BHI”), which amended and restated the prior Xcel Term Loan. Immediately prior to February 11, 2019, the aggregate principal amount of the prior Xcel Term Loan was $14.5 million. Pursuant to the Xcel Term Loan agreement, the Lenders extended to Xcel an additional term loan in the amount of $7.5 million, such that, as of February 11, 2019, the aggregate outstanding balance of all the term loans extended by BHI to Xcel was $22.0 million, which amount has been divided under the Xcel Term Loan agreement into two term loans: (1) a term loan in the amount of $7.3 million (“Term Loan A”) and (2) a term loan in the amount of $14.7 million (“Term Loan B” and, together with Term Loan A, the “Term Loans”).

The terms and conditions of the Xcel Term Loan resulted in significantly different debt service payment requirements compared with the prior term debt with BHI. Management assessed and determined that this amendment resulted in a loss on extinguishment of debt and recognized a loss of $0.2 million (consisting of unamortized deferred finance costs) during the prior year quarter. Upon entering into the Xcel Term Loan, Xcel paid an upfront fee in the amount of $0.09 million to BHI.

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

March 31, 2020

(Unaudited)

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

March 31, 2020

(Unaudited)

the third anniversary of such date; or (v) zero percent (0.00%) if any Term Loan or any Incremental Term Loan is prepaid after the third anniversary of the later of the Closing Date or the date such Incremental Term Loan was made, as applicable.

Notwithstanding the above, Xcel may make a voluntary prepayment of up to $0.75 million without any early termination fees. Any such prepayment would be applied against the April 30, 2021 fixed installment payment and would be excluded from the computation of excess cash flows.

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

•	EBITDA shall not be less than $5.0 million for the twelve fiscal month period ended March 31, 2020, and $4.8 million for the twelve fiscal month period ending June 30, 2020;
•	the fixed charge coverage ratio for the twelve fiscal month period ending at the end of each fiscal quarter shall not be less than the ratio set forth below:

Fiscal Quarter End	Fixed Charge Coverage Ratio
September 30, 2020	1.00 to 1.00
December 31, 2020, and thereafter	1.10 to 1.00

•

capital expenditures (excluding any capitalized compensation costs) shall not exceed $1.6 million for the fiscal year ending December 31, 2020, and $0.7 million for any fiscal year beginning after December 31, 2020; and

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

(Unaudited)

•	the leverage ratio for the twelve fiscal month period ending at the end of each fiscal period set forth below shall not exceed the ratio below:

Fiscal Period	Maximum Leverage Ratio
December 31, 2019	2.90 to 1.00
June 30, 2020	4.25 to 1.00
September 30, 2020	3.50 to 1.00
December 31, 2020	2.75 to 1.00
March 31, 2021, June 30, 2021 and September 30, 2021	1.70 to 1.00
December 31, 2021 and each Fiscal Quarter end thereafter	1.50 to 1.00

The Company was in compliance with all applicable covenants as of March 31, 2020.

For the current and prior year quarter, the Company incurred aggregate interest expense related to term loan debt of approximately $288,000 and $260,000, respectively.

Contingent Obligation

In connection with the February 11, 2019 purchase of the Halston Heritage Trademarks from the H Company IP, LLC (“HIP”), the Company agreed to pay HIP additional consideration (the “Halston Heritage Earn-Out”) of up to an aggregate of $6.0 million, based on royalties earned through December 31, 2022. The Halston Heritage Earn-Out of $0.9 million is recorded as a  long-term liability at March 31, 2020 and December 31, 2019 in the accompanying condensed consolidated balance sheets, based on the difference between the fair value of the acquired assets of the Halston Heritage Trademarks and the total consideration paid. In accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity,” the Halston Heritage Earn-Out obligation is treated as a liability in the accompanying condensed consolidated balance sheets because of the variable number of shares payable under the agreement.

6.Stockholders’ Equity

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

March 31, 2020

(Unaudited)

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

The Company accounts for non-employee awards in accordance with ASU 2018‑07, “Compensation - Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting”. Such awards are measured at the grant-date fair value of the equity instruments to be issued, and the Company recognizes compensation cost for grants to non-employees on a straight-line basis over the period of the grant.

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

A summary of the Company’s stock options activity for the current quarter is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding at January 1, 2020	7,222,625	$3.33	5.82	$—
Granted	230,000	2.23
Canceled	—	—
Exercised	—	—
Expired/Forfeited	(121,000)	1.81
Outstanding at March 31, 2020, and expected to vest	7,331,625	$3.32	5.57	$—
Exercisable at March 31, 2020	2,940,125	$5.04	1.87	$—

On January 1, 2020, the Company granted options to purchase 5,000 shares of stock to a board observer. The exercise price of the options is $4.00 per share, and 50% of the options vest on each of January 1, 2021 and January 1, 2022.

On January 31, 2020, the Company granted options to purchase 75,000 shares of stock to a consultant. The exercise price of the options is $1.57 per share, and all options vested immediately on the date of grant.

On February 28, 2020, the Company granted options to purchase 50,000 shares of common stock to an employee. The exercise price is $1.40 per share, and the vesting of such options is dependent upon the Company achieving certain 12-month sales targets through December 31, 2021.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

(Unaudited)

On March 13, 2020, the Company granted options to purchase 50,000 shares of common stock to a certain key employee. The exercise price of the options is $5.50 per share, and all options vested immediately on the date of grant.

On March 31, 2020, the Company granted options to purchase 50,000 shares of common stock to an employee. The exercise price of the options is $0.61 per share, and one-third of the options shall vest on each of March 31, 2021, March 31, 2021, and March 31, 2022.

Compensation expense related to stock options for the current quarter and the prior year quarter was approximately $68,000 and $243,000, respectively. Total unrecognized compensation expense related to unvested stock options at March 31, 2020 amounts to approximately $276,000 and is expected to be recognized over a weighted average period of approximately 1.71 years.

A summary of the Company’s non-vested stock options activity for the current quarter is as follows:

		Weighted
		Average
	Number of	Grant Date
	Options	Fair Value
Balance at January 1, 2020	4,551,500	$0.18
Granted	230,000	0.17
Vested	(275,000)	0.70
Forfeited or Canceled	(115,000)	0.34
Balance at March 31, 2020	4,391,500	$0.15

Warrants

Warrants expire at various times - either five or ten years from the date of grant, depending on the particular grant.

A summary of the Company’s warrants activity for the current quarter is as follows:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	(in Years)	Value
Outstanding and exercisable at January 1, 2020	579,815	$4.63	2.32	$—
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding and exercisable at March 31, 2020	579,815	$4.63	2.07	$—

No compensation expense was recognized in the current quarter or prior year quarter related to warrants.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

(Unaudited)

Stock Awards

A summary of the Company’s restricted stock activity for the current quarter is as follows:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2020	1,230,623	$4.33
Granted	336,700	0.65
Canceled	—	—
Vested	(657,298)	2.45
Expired/Forfeited	—	—
Outstanding at March 31, 2020	910,025	$4.33

On March 30, 2020, the Company issued 336,700 shares of stock to a member of senior management as payment for a performance bonus earned in 2019. These shares vested immediately.

Compensation expense related to restricted stock grants for the current and prior year quarter was approximately $23,000 and $104,000, respectively. Total unrecognized compensation expense related to unvested restricted stock grants at March 31, 2020 amounts to approximately $43,000 and is expected to be recognized over a weighted average period of approximately 1.00 year.

The Company also recognized approximately $152,000 of compensation expense in the current quarter related to certain senior management bonuses payable in stock in 2021.

Shares Available Under the Company’s 2011 Equity Incentive Plan

As of March 31, 2020, there were 1,610,649 shares of common stock available for issuance under the Plan.

Shares Reserved for Issuance

As of March 31, 2020, there were 9,812,233 shares of common stock reserved for issuance pursuant to unexercised warrants and stock options, or available for issuance under the Plan.

Dividends

The Company has not paid any dividends to date.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

(Unaudited)

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

	Three Months Ended
	March 31,
	2020	2019
Basic	18,870,398	18,562,073
Effect of exercise of warrants	—	690
Diluted	18,870,398	18,562,763

As a result of the net loss presented for the current quarter, the Company calculated diluted earnings per share using basic weighted average shares outstanding for such period, as utilizing diluted shares would be anti-dilutive to loss per share.

The computation of diluted EPS excludes the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended
	March 31,
	2020	2019
Stock options and warrants	7,911,440	4,862,525

8.    Income Tax

The effective income tax rate for the current quarter and the prior year quarter was approximately 40% and 37%, respectively, resulting in an income tax (benefit) provision of $(0.55) million and $0.08 million, respectively.

For the current quarter, the federal statutory rate differs from the effective tax rate primarily due to state taxes and recurring permanent differences, which increased the effective tax rate by approximately 8% and 4%, respectively. The effective tax rate was also attributable to the tax impact of a potential federal net operating loss carryback due to the CARES Act.  This item increased the effective rate by 7%.

For the prior year quarter, the federal statutory rate differed from the effective tax rate primarily due to state taxes and recurring permanent differences, which increased the effective tax rate by approximately 10% and 7%, respectively.

On March 27, 2020, the CARES Act was enacted and signed into law. The CARES Act includes certain provisions impacting businesses’ income taxes related to 2018, 2019, and 2020. Some of the significant tax law changes are to increase the limitation on deductible business interest expense for 2019 and 2020, allow for the five-year carryback of net operating losses for 2018-2020, suspend the 80% limitation of taxable income for net operating loss carryforwards for 2018-2020, provide for the acceleration of depreciation expense from 2018 and forward on qualified improvement property, and accelerate the ability to claim refunds of AMT credit carryforwards. The Company is required to recognize the effect of tax law changes on its financial statements in the period in which the law was enacted. At this time, the Company may avail itself of the ability to carry back net operating losses generated in 2018 and 2019 tax years for five years, resulting in an estimated income statement benefit of $98,000 and tax refund receivable of $203,000.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

(Unaudited)

9.    Related Party Transactions

Benjamin Malka

Benjamin Malka was a director of the Company from June 2014 through September 2019. Mr. Malka is also a  25% equity holder of HIP’s parent company, House of Halston LLC (“HOH”), and is the former Chief Executive Officer of HOH.

On February 11, 2019, the Company and its wholly owned subsidiary, H Heritage Licensing, LLC, entered into an asset purchase agreement (the "Heritage Asset Purchase Agreement") with HIP and HOH, pursuant to which the Company acquired certain assets of HIP, including the "Halston," "Halston Heritage," and "Roy Frowick" trademarks (collectively, the "Halston Heritage Trademarks") and other intellectual property rights relating thereto.

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

March 31, 2020

(Unaudited)

10.    Commitments and Contingencies

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus disease (“COVID-19”) as a pandemic, which continues to spread throughout the U.S. COVID-19 is having an unprecedented impact on the U.S. economy as federal, state, and local governments react to this public health crisis.

The impacts of the current COVID-19 pandemic are broad reaching and are having an impact on the Company’s licensing and wholesale businesses. The COVID-19 pandemic is impacting the Company’s supply chain as most of the Company’s products are manufactured in China, Thailand, and other places around the world affected by this event. Temporary factory closures and the pace of workers returning to work have impacted contract manufacturers’ ability to source certain raw materials and to produce finished goods in a timely manner. The outbreak is also impacting distribution and logistics providers' ability to operate in the normal course of business. Further, the pandemic has resulted in a sudden decrease in sales for many of the Company’s products, resulting in order cancelations.

Due to the COVID-19 outbreak, there is significant uncertainty surrounding the potential impact on the Company’s future results of operations and cash flows. Continued impacts of the pandemic could materially adversely affect the Company’s near-term and long-term revenues, earnings, liquidity, and cash flows as the Company’s customers and/or licensees may request temporary relief, delay, or not make scheduled payments.

11.    Subsequent Events

On April 13, 2020, the Company further amended its Second Amended and Restated Loan and Security Agreement with BHI. Under this amendment, the quarterly installment payment due March 31, 2020 was deferred, and the amounts of the quarterly installment payments due throughout the remainder of 2020 were reduced, while the amount of principal to be repaid through variable payments based on excess cash flow was increased. In addition, there were multiple changes and waivers to the various financial covenants. Further, this amendment permits Xcel to incur unsecured debt through the PPP under the CARES Act, and excludes any associated PPP debt and debt service from the covenant calculations. There were no changes to the total principal balance, interest rate, or maturity date. See Note 5, “Debt and Contingent Obligation,” for additional information.

On April 20, 2020, the Company executed a promissory note (the “Promissory Note”) with Bank of America, N.A., which provides for an unsecured loan in the amount of $1.8 million (the “PPP Loan”), pursuant to the PPP under the CARES Act. The PPP Loan has a two-year term and bears interest at a fixed rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains events of default and other provisions customary for a loan of this type. The PPP also provides that the PPP Loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. The Company may apply for forgiveness of the PPP Loan upon application by the Company beginning 60 days but not later than 90 days after the PPP Loan is funded.  However, no assurance is provided that forgiveness for any portion of the PPP Loan will be obtained. The PPP Loan was funded on April 23, 2020.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements that are not historical facts contained in this report are forward-looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks are detailed in the Risk Section of our Form 10‑K for the fiscal year ended December 31, 2019. The words “believe,” “anticipate,” “expect,” “continue,” “estimate,” “appear,” “suggest,” “goal,” “potential,” “predicts,” “seek,” “will,” “confident,” “project,” “provide,” “plan,” “likely,” “future,” “ongoing,” “intend,” “may,” “should,” “would,” “could,” “guidance,” and similar expressions identify forward-looking statements.

Overview

Xcel Brands, Inc. (“Xcel,” the “Company,” “we,” “us,” or “our”) is a media and consumer products company engaged in the design, production, marketing, wholesale distribution, and direct-to-consumer sales of branded apparel, footwear, accessories, jewelry, home goods and other consumer products, and the acquisition of dynamic consumer lifestyle brands. Xcel was founded by Robert W. D’Loren in 2011 with a vision to reimagine shopping, entertainment, and social as one. The Company owns and manages the Isaac Mizrahi brands (the "Isaac Mizrahi Brand"), the Judith Ripka brands (the "Ripka Brand"), the Halston brands ("Halston Brand"), and the C Wonder brands (the "C Wonder Brand”). The Company also owns and manages the Longaberger brand (the “Longaberger Brand”) through its controlling interest in Longaberger Licensing, LLC. The Company and its licensees distribute through a ubiquitous channel retail sales strategy which includes distribution through interactive television, the Internet and e-commerce, and traditional brick-and-mortar retail channels. Headquartered in New York City, Xcel is led by an executive team with significant production, merchandising, design, marketing, retailing, and licensing experience, and a proven track record of success in elevating branded consumer product companies. With an experienced team of professionals focused on design, production, and digital marketing, Xcel maintains control of product quality and promotion across all of its product categories and distribution channels.

Our objective is to build a diversified portfolio of lifestyle consumer brands through organic growth and the strategic acquisition of new brands. To grow our brands, we are focused on following primary strategies:

•

distribution and/or licensing of our brands for sale through interactive television (i.e. QVC, The Shopping Channel) whereby we design, manage production, merchandise the shows, and manage the on-air talent;

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

We believe that our strategy distinguishes us from other brand management companies that rely primarily on their licensees for design, production, and distribution, and enables us to leverage the media reach of our interactive television partners, including through television, digital, and social media, to drive sales of products under our brands across multiple distribution channels. By leveraging digital and social media content across all distribution channels, we seek to drive consumer engagement and generate retail sales across our brands. Our strong relationships with leading retailers and interactive television companies and cable networks enable us to reach consumers in over 380 million homes worldwide and hundreds of millions of social media followers.

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

Summary of Operating Results

Three months ended March 31, 2020 (the “current quarter”) compared with the three months ended March 31, 2019 (the “prior year quarter”)

Revenues

Current quarter net revenue decreased approximately $0.8 million to $9.5 million from $10.3 million for the prior year quarter.

Net licensing revenue decreased by approximately $2.3 million in the current quarter to $5.6 million, compared with $7.9 million in the prior year quarter. This decline was primarily driven by (i) revenues from one of our existing licensing arrangements changing from guaranteed minimum amounts to sales-based royalties effective April 1, 2019, and (ii) a reduction in guaranteed minimum revenues from another of our existing licensing arrangements upon renewal effective January 1, 2020.

The decline in net licensing revenue was partially offset by growth in product sales, including our jewelry wholesale and e-commerce sales and apparel wholesale sales, which in total contributed approximately $3.9 million to net revenue in the current quarter, compared with $2.4 million in the prior year quarter. This increase in sales was primarily attributable to volume growth in our apparel wholesale business.

Cost of Goods Sold

Current quarter cost of goods sold was $2.4 million, compared with $1.8 million for the prior year quarter due to higher volume of wholesale and e-commerce sales in the current quarter. Gross profit (net revenue less cost of goods sold) decreased approximately $1.4 million to $7.1 million from $8.5 million in the prior year quarter,  primarily driven by the aforementioned decline in net licensing revenue.

Total gross profit margin decreased from 82% in the prior year quarter to 75% in the current quarter, reflecting the completed transition of portions of our business from a licensing model to a wholesale model. Gross profit margin from product sales increased from 25% in the prior year quarter to 38% in the current quarter as a result of achieving greater efficiencies and economies of scale.

Operating Costs and Expenses

Operating costs and expenses increased approximately $0.4 million from $7.8 million in the prior year quarter to $8.2 million in the current quarter. Current quarter operating costs and expenses included higher depreciation and amortization expense, primarily due to the change in estimated life for the Judith Ripka trademarks, as well as $0.2 million of bad debt expense, and $0.08 million of costs incurred with a potential acquisition which was not consummated. These increases were partially offset by decreases in compensation costs (including stock-based compensation) as compared with the prior year quarter.

Interest and Finance Expense

Interest and finance expense for the current quarter was $0.29 million, compared with $0.48 million for the prior year quarter. The decrease from the prior year quarter is attributable to the fact that the prior year quarter includes a $0.19 million loss on extinguishment of debt as a result of the February 11, 2019 term loan amendment, with no such comparable extinguishment loss in the current quarter.

Income Tax (Benefit) Provision

The effective income tax rate for the current quarter and the prior year quarter was approximately 40% and 37%, respectively, resulting in an income tax (benefit) provision of $(0.55) million and $0.08 million, respectively.

For the current quarter, the federal statutory rate differs from the effective tax rate primarily due to state taxes and recurring permanent differences, which increased the effective tax rate by approximately 8% and 4%, respectively. The effective tax rate was also attributable to the tax impact of a potential federal net operating loss carryback due to the CARES Act.  This item increased the effective rate by 7%.

For the prior year quarter, the federal statutory rate differed from the effective tax rate primarily due to state taxes and recurring permanent differences, which increased the effective tax rate by approximately 10% and 7%, respectively.

Net (Loss) Income

We had a net loss of $(0.84) million for the current quarter, compared with net income of $0.13 million for the prior year quarter.

Non-GAAP Net Income, Non-GAAP Diluted EPS, and Adjusted EBITDA

We had non-GAAP net income of approximately $0.1 million, or $0.00 per diluted share (“non-GAAP diluted EPS”), for the current quarter and $1.5 million, or $0.08 per diluted share, for the prior year quarter. Non-GAAP net income is a non-GAAP unaudited term, which we define as net income (loss), exclusive of amortization of trademarks, stock-based compensation, non-cash interest and finance expense from discounted debt related to acquired assets, loss on extinguishment of debt, costs in connection with potential acquisitions, and deferred income taxes. Non-GAAP net income and non-GAAP diluted EPS measures do not include the tax effect of the aforementioned adjusting items, due to the nature of these items and the Company’s tax strategy. Prior to 2019, the Company did not adjust non-GAAP net income and non-GAAP EPS for the amortization of trademarks or costs in connection with potential acquisitions.

We had Adjusted EBITDA of $0.6 million for the current quarter, compared with Adjusted EBITDA of $2.0 million for the prior year quarter. Adjusted EBITDA is a non-GAAP unaudited measure, which we define as net income (loss) before depreciation and amortization, interest and finance expenses (including loss on extinguishment of debt, if any), income taxes, other state and local franchise taxes, stock-based compensation, and costs in connection with potential acquisitions.

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

The following table is a reconciliation of net (loss) income (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net income:

	Three Months Ended
	March 31,
($ in thousands)	2020	2019
Net (loss) income attributable to Xcel Brands, Inc. stockholders	$(805)	$127
Amortization of trademarks	1,108	737
Stock-based compensation	243	347
Non-cash interest and finance expense	—	16
Loss on extinguishment of debt	—	189
Costs in connection with potential acquisition	80	—
Deferred income tax (benefit) provision	(552)	75
Non-GAAP net income	$74	$1,491

The following table is a reconciliation of diluted (loss) earnings per share (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted EPS:

	Three Months Ended
	March 31,
	2020	2019
Diluted (loss) earnings per share	$(0.04)	$0.01
Amortization of trademarks	0.06	0.04
Stock-based compensation	0.01	0.02
Non-cash interest and finance expense	—	—
Loss on extinguishment of debt	—	0.01
Costs in connection with potential acquisition	0.00	—
Deferred income tax (benefit) provision	(0.03)	—
Non-GAAP diluted EPS	$0.00	$0.08
Non-GAAP weighted average diluted shares	18,871,020	18,562,763

The following table is a reconciliation of net (loss) income (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Three Months Ended
	March 31,
($ in thousands)	2020	2019
Net (loss) income attributable to Xcel Brands, Inc. stockholders	$(805)	$127
Depreciation and amortization	1,303	948
Interest and finance expense	294	479
Income tax (benefit) provision	(552)	75
State and local franchise taxes	38	38
Stock-based compensation	243	347
Costs in connection with potential acquisition	80	—
Adjusted EBITDA	$601	$2,014

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund working capital needs, acquire new brands, and to a lesser extent, capital expenditures. At March 31, 2020 and December 31, 2019, our cash and cash equivalents were $4.2 million and $4.6 million, respectively.

Restricted cash at March 31, 2020 and at December 31, 2019 consisted of $1.1 million of cash deposited with BHI as collateral for an irrevocable standby letter of credit associated with the lease of our current corporate office and operating facility.

On April 23, 2020, we received $1.8 million from Bank of America through the PPP. If we meet certain criteria, the loan will be forgiven, and the proceeds used to reduce expenses.

We expect that existing cash and operating cash flows will be adequate to meet our operating needs, term debt service obligations, and capital expenditure needs, for at least the twelve months subsequent to the filing date of this Quarterly Report on Form 10‑Q.

Changes in Working Capital

Our working capital (current assets less current liabilities, excluding the current portion of operating lease obligations and any contingent obligations payable in common stock) was $7.8 million and $9.5 million as of March 31, 2020 and December 31, 2019, respectively. Working capital decreased by approximately $1.7 million during the first three months of 2020 primarily due to the increase in the current portion of long-term debt.

Commentary on the components of our cash flows for the current quarter as compared with the prior year quarter is set forth below.

Operating Activities

Net cash provided by operating activities was approximately $0.31 million in the current quarter, compared with approximately $1.23 million in the prior year quarter.

The current quarter cash provided by operating activities was primarily attributable to the combination of the net loss of $(0.84) million plus non-cash expenses of approximately $1.23 million, partially offset by a net change in operating assets and liabilities of approximately $(0.08) million. Non-cash net expenses were primarily comprised of $1.30 million of depreciation and amortization, $0.24 million of stock-based compensation, $0.21 million of bad debt expense, and deferred income tax benefit of $(0.55) million. The net change from operating assets and liabilities includes a decrease in accounts receivable of $1.57 million, a decrease in inventory of approximately $0.11 million, and a decrease in accounts payable, accrued expenses and other current liabilities of $(1.67) million, all of which were primarily due to timing of collections and payments, and cash paid in excess of rent expense of $(0.09) million.

The prior year quarter cash provided by operating activities was primarily attributable to the combination of net income of $0.13 million plus non-cash expenses of approximately $1.61 million and net change in operating assets and liabilities of approximately $(0.5) million. Non-cash net expenses primarily consisted of $0.1 million of deferred income tax provision, $0.3 million of stock-based compensation, $0.9 million of depreciation and amortization, and loss on extinguishment of debt of $0.19 million. The net change from operating assets and liabilities includes a decrease in accounts receivable of $1.0 million, a decrease in inventory of approximately $0.6 million, an increase in prepaid expenses and other assets of ($0.5) million, a decrease in accounts payable, accrued expenses and other current liabilities of $(1.3) million, and a decrease in other liabilities of $(0.20) million, all primarily due to timing of collections and payments, and cash paid in excess of rent expense of $(0.1) million.

Investing Activities

Net cash used in investing activities for the current quarter was approximately $0.6 million, compared with approximately $9.1 million in the prior year quarter.  Cash used in investing activities for in the current quarter was primarily attributable to capital expenditures, a substantial portion of which relates to the implementation of our ERP system, while cash used in investing activities for the prior year quarter was primarily related to cash consideration paid to acquire the Halston Heritage Brands.

Financing Activities

Net cash used in financing activities for the current quarter was approximately $0.1 million, and was attributable to shares repurchased related to vested restricted stock in exchange for withholding taxes.

Net cash provided by financing activities for the prior year quarter was approximately $5.5 million, primarily attributable to proceeds received from long-term debt of $7.5 million, partially offset by payments made on long-term debt obligations of $(1.75) million, and payment of $(0.29) million of deferred finance costs.

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

We continue to expand our Judith Ripka Fine Jewelry wholesale and e-commerce business, and we have transitioned our department store business from a licensing model to a wholesale model. Our strategy is to manage our working capital needs by utilizing back-to-back sales and purchase orders and minimizing inventory risk. This change should increase our total and net revenues as compared to the licensing model. We expect to develop a core licensing business for the Longaberger brand, in addition to a direct-to-consumer business.

In addition, we continue to seek new opportunities, including expansion through interactive television, our design, production and supply chain platform, additional domestic and international licensing arrangements, and acquiring additional brands.

However, the impacts of the current COVID-19 pandemic are broad reaching and are having an impact on our licensing and wholesale businesses. The COVID-19 pandemic is impacting our supply chain as most of our products are manufactured in China, Thailand, and other places around the world affected by this event. Temporary factory closures and the pace of workers returning to work have impacted our contract manufacturers’ ability to source certain raw materials and to produce finished goods in a timely manner. The outbreak is also impacting distribution and logistics providers' ability to operate in the normal course of business. Further, the pandemic has resulted in a sudden decrease in sales for many of our products, resulting in order cancelations. Financial impacts associated with the COVID-19 pandemic include, but are not limited to, lower net sales, the delay of inventory production and fulfillment, potentially further impacting net sales, and potential incremental costs associated with mitigating the effects of the pandemic, including increased freight and logistics costs and other expenses. We expect that the impact the COVID-19 pandemic may have on our operating results could result in our inability to comply with certain debt covenants and require BHI to waive compliance with, or agree to amend, any such covenant to avoid a default. The COVID-19 pandemic is ongoing, and its dynamic nature, including uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the pandemic, and actions that would be taken by governmental authorities to contain the pandemic or to treat its impact, makes it difficult to forecast any effects on our 2020 results. However, as of the date of this filing, we expect our results for 2020 to be significantly affected.

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

Please refer to our Annual Report on Form 10‑K for the year ended December 31, 2019, filed with the SEC on April 14, 2020, for a discussion of our critical accounting policies. During the three months ended March 31, 2020, there were no material changes to our accounting policies.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.    CONTROLS AND PROCEDURES

A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2020, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020 such that the information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

B. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

There have not been any significant changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

In addition to the Risk Factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10‑K for the year ended December 31, 2019, set forth below are certain factors which could affect our financial condition and operating results. We operate in a highly competitive industry that involves numerous known and unknown risks and uncertainties that could impact our operations. The risks described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10‑K for the year ended December 31, 2019 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

Our failure to meet the continued listing requirements of the Nasdaq Global Market could result in a delisting of our common stock, which could negatively impact the market price and liquidity of our common stock and our ability to access the capital markets.

If by December 28, 2020, we do not regain compliance with the minimum bid requirement of the Nasdaq Stock Market (“Nasdaq”), we may be eligible for additional time to regain compliance. To qualify, we would need to submit a transfer application and a $5,000 application fee. In addition, we would be required to meet the continued listing requirement for the minimum market value of our publicly held shares (“MVPHS”) and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement and provide written notice to Nasdaq of our intention to cure the minimum bid price deficiency during the second compliance period by effecting a reverse stock split, if necessary. As part of its review process, the Nasdaq staff will make a determination of whether it believes we will be able to cure this deficiency. Should the Nasdaq staff conclude that we will not be able to cure the deficiency, or should we determine not to submit a transfer application or make the required representation, Nasdaq will provide notice that our shares of common stock will be subject to delisting.

With respect to the minimum MVPHS requirement, we can regain compliance if, at any time during the extended compliance period, the minimum MVPHS of our common stock is at least $5,000,000 for a minimum period of 10 consecutive business days. In the event we do not regain compliance prior to the expiration of the extended compliance period, we will receive written notification that our shares of common stock are subject to delisting. Alternatively, the Company may consider applying to transfer the Company’s shares of common stock to the Nasdaq Capital Market. In order to transfer, we must submit a transfer application, pay the $5,000 application fee, and meet the Nasdaq Capital Market’s continued listing requirements.

If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our shares of common stock will be subject to delisting from the Nasdaq Global Select Market and our shares will be delisted. At such time, we may appeal the delisting determination to a hearings panel.

We intend to monitor the closing bid price and the market value of our publicly held common stock between now and December 28, 2020, and will consider available options to resolve noncompliance with the applicable listing requirements, as may be necessary. There can be no assurance that we will be able to regain compliance with the applicable listing requirements or will otherwise be in compliance with other Nasdaq listing criteria.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered or registered securities during the three months ended March 31, 2020.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

The following exhibits are filed herewith:

31.1 Rule 13a‑14(a)/15d‑14(a) Certification (CEO)
31.2 Rule 13a‑14(a)/15d‑14(a) Certification (CFO)
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

Date: May 19, 2020	By:	/s/ Robert W. D’Loren
Name: Robert W. D’Loren
Title: Chairman and Chief Executive Officer

	By:	/s/ James Haran
Name: James Haran
Title: Chief Financial Officer and Vice President