Form 10-Q
period 2020-06-30
XCel Brands, Inc.
filed 2020-08-19
CIK 1083220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 7, 2020, there were 19,231,040 shares of common stock, $.001 par value per share, of the issuer outstanding.

XCEL BRANDS, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
	(Unaudited)	(Note 1)
Assets
Current Assets:
Cash and cash equivalents	$5,461	$4,641
Accounts receivable, net	6,543	10,622
Inventory	866	899
Prepaid expenses and other current assets	1,775	1,404
Total current assets	14,645	17,566
Property and equipment, net	3,866	3,666
Operating lease right-of-use assets	8,569	9,250
Trademarks and other intangibles, net	108,815	111,095
Restricted cash	1,109	1,109
Other assets	494	505
Total non-current assets	122,853	125,625

Total Assets	$137,498	$143,191

Liabilities and Equity
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$2,722	$4,391
Accrued payroll	527	1,444
Current portion of operating lease obligation	1,873	1,752
Current portion of long-term debt	2,900	2,250
Total current liabilities	8,022	9,837
Long-Term Liabilities:
Long-term portion of operating lease obligation	8,789	9,773
Long-term debt, less current portion	15,231	16,571
Contingent obligation	900	900
Deferred tax liabilities, net	7,310	7,434
Other long-term liabilities	224	224
Total long-term liabilities	32,454	34,902
Total Liabilities	40,476	44,739

Commitments and Contingencies

Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, and 19,231,040 and 18,866,417 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	19	19
Paid-in capital	102,180	101,736
Accumulated deficit	(5,764)	(3,659)
Total Xcel Brands, Inc. stockholders' equity	96,435	98,096
Noncontrolling interest	587	356
Total Equity	97,022	98,452

Total Liabilities and Equity	$137,498	$143,191

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues
Net licensing revenue	$4,501	$6,803	$10,142	$14,666
Net sales	549	2,335	4,435	4,773
Net revenue	5,050	9,138	14,577	19,439
Cost of goods sold (sales)	253	1,767	2,653	3,599
Gross profit	4,797	7,371	11,924	15,840

Operating costs and expenses
Salaries, benefits and employment taxes	2,882	3,848	6,830	7,993
Other design and marketing costs	638	797	1,630	1,555
Other selling, general and administrative expenses	1,627	1,173	3,364	2,763
Stock-based compensation	488	135	731	482
Depreciation and amortization	1,329	1,000	2,632	1,948
Government assistance - Paycheck Protection Program	(1,640)	—	(1,640)	—
Property and equipment impairment	82	—	82	—
Total operating costs and expenses	5,406	6,953	13,629	14,741

Other income
Gain on reduction of contingent obligation	—	2,850	—	2,850
Total other income	—	2,850	—	2,850

Operating (loss) income	(609)	3,268	(1,705)	3,949

Interest and finance expense
Interest expense and other finance charges	299	348	593	638
Loss on extinguishment of debt	—	—	—	189
Total interest and finance expense	299	348	593	827

(Loss) income before income taxes	(908)	2,920	(2,298)	3,122

Income tax provision (benefit)	428	1,068	(124)	1,143

Net (loss) income	(1,336)	1,852	(2,174)	1,979
Less: Net loss attributable to noncontrolling interest	(36)	—	(69)	—
Net (loss) income attributable to Xcel Brands, Inc. stockholders	$(1,300)	$1,852	$(2,105)	$1,979

(Loss) earnings per share attributable to Xcel Brands, Inc. common stockholders:
Basic net (loss) income per share:	$(0.07)	$0.10	$(0.11)	$0.11
Diluted net (loss) income per share:	$(0.07)	$0.10	$(0.11)	$0.11
Weighted average number of common shares outstanding:
Basic weighted average common shares outstanding	19,132,244	18,976,394	19,001,321	18,770,378
Diluted weighted average common shares outstanding	19,132,244	18,977,051	19,001,321	18,771,053

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Xcel Brands, Inc. Stockholders
				Retained
	Common Stock			Earnings
	Number of		Paid-In	(Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit)	Interest	Equity
Balance as of December 31, 2018	18,138,616	$18	$100,097	$(233)	$—	$99,882

Issuance of common stock in connection with the acquisition of Halston Heritage	777,778	1	1,057	—	—	1,058

Compensation expense in connection with stock options and restricted stock	—	—	347	—	—	347

Net income	—	—	—	127	—	127

Balance as of March 31, 2019	18,916,394	19	101,501	(106)	—	101,414

Compensation expense in connection with stock options and restricted stock	—	—	135	—	—	135

Shares issued to employees in connection with restricted stock grants	60,000	—	—	—	—	—

Net income	—	—	—	1,852	—	1,852

Balance as of June 30, 2019	18,976,394	$19	$101,636	$1,746	$—	$103,401

Balance as of December 31, 2019	18,866,417	$19	$101,736	$(3,659)	$356	$98,452

Compensation expense in connection with stock options and restricted stock	—	—	91	—	—	91

Shares issued to executive in connection with stock grants for bonus payments	336,700	—	220	—	—	220

Shares repurchased from executive in exchange for withholding taxes	(155,556)	—	(102)	—	—	(102)

Net loss	—	—	—	(805)	(33)	(838)

Balance as of March 31, 2020	19,047,561	19	101,945	(4,464)	323	97,823

Compensation expense in connection with stock options and restricted stock	—	—	55	—	—	55

Shares issued to employees in connection with stock grants	270,728	—	265	—	—	265

Shares repurchased from employees in exchange for withholding taxes	(87,249)	—	(85)	—	—	(85)

Additional investment in Longaberger Licensing, LLC by non-controlling interest holder	—	—	—	—	300	300

Net loss	—	—	—	(1,300)	(36)	(1,336)

Balance as of June 30, 2020	19,231,040	$19	$102,180	$(5,764)	$587	$97,022

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(2,174)	$1,979
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	2,632	1,948
Property and equipment impairment	82	—
Amortization of deferred finance costs	50	79
Stock-based compensation	731	482
Amortization of note discount	—	16
Allowance for doubtful accounts	683	(144)
Loss on extinguishment of debt	—	189
Deferred income tax (benefit) provision	(124)	1,143
Gain on reduction of contingent obligation	—	(2,850)
Changes in operating assets and liabilities:
Accounts receivable	3,396	2,289
Inventory	33	1,113
Prepaid expenses and other assets	(59)	(293)
Accounts payable, accrued expenses and other current liabilities	(2,688)	(3,532)
Cash paid in excess of rent expense	(181)	(244)
Other liabilities	—	(196)
Net cash provided by operating activities	2,381	1,979

Cash flows from investing activities
Cash consideration for acquisition of Halston Heritage assets	—	(8,830)
Purchase of property and equipment	(634)	(557)
Net cash used in investing activities	(634)	(9,387)

Cash flows from financing activities
Shares repurchased including vested restricted stock in exchange for withholding taxes	(187)	—
Payment of deferred finance costs	—	(289)
Proceeds from long-term debt	10	7,500
Payment of long-term debt	(750)	(2,742)
Net cash (used in) provided by financing activities	(927)	4,469

Net increase (decrease) in cash, cash equivalents, and restricted cash	820	(2,939)

Cash, cash equivalents, and restricted cash at beginning of period	5,750	10,319

Cash, cash equivalents, and restricted cash at end of period	$6,570	$7,380

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$5,461	$6,271
Restricted cash	1,109	1,109
Total cash, cash equivalents, and restricted cash	$6,570	$7,380

Supplemental disclosure of non-cash activities:
Operating lease right-of-use asset	$—	$10,409
Operating lease obligation	$—	$13,210
Accrued rent offset to operating lease right-of-use assets	$—	$2,801
Settlement of seller note through offset to receivable	$—	$600
Settlement of contingent obligation through offset to note receivable	$—	$100
Issuance of common stock in connection with Halston Heritage assets acquisition	$—	$1,058
Contingent obligation related to acquisition of Halston Heritage assets at fair value	$—	$900
Liability for equity-based bonuses	$100	$—
Amount due from non-controlling interest for capital contribution	$300	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$47	$18
Cash paid during the period for interest	$811	$784

See Notes to Unaudited Condensed Consolidated Financial Statements.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2020

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited consolidated financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations, financial position, and cash flows of Xcel Brands, Inc. and its subsidiaries (the “Company” or "Xcel"). The results of operations for the interim periods presented herein are not necessarily indicative of the results for the entire fiscal year or for any future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on April 14, 2020.

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2020

(Unaudited)

2. Trademarks and Other Intangibles

Trademarks and other intangibles, net consist of the following:

	Weighted
	Average	June 30, 2020
	Amortization	Gross Carrying	Accumulated	Net Carrying
($ in thousands)	Period	Amount	Amortization	Amount
Trademarks (indefinite-lived)	n/a	$44,500	$—	$44,500
Trademarks (finite-lived)	15 years	34,613	5,714	28,899
Trademarks (finite-lived)	18 years	38,194	3,129	35,065
Other intellectual property	7 years	762	482	280
Copyrights and other intellectual property	10 years	190	119	71
Total		$118,259	$9,444	$108,815

	Weighted
	Average	December 31, 2019
	Amortization	Gross Carrying	Accumulated	Net Carrying
($ in thousands)	Period	Amount	Amortization	Amount
Trademarks (indefinite-lived)	n/a	$62,900	$—	$62,900
Trademarks (finite-lived)	15 years	16,213	4,560	11,653
Trademarks (finite-lived)	18 years	38,194	2,067	36,127
Other intellectual property	7 years	762	428	334
Copyrights and other intellectual property	10 years	190	109	81
Total		$118,259	$7,164	$111,095

Amortization expense for intangible assets was approximately $1.14 million for the three-month period ended June 30, 2020 (the "current quarter") and was approximately $0.83 million for the three-month period ended June 30, 2019 (the "prior year quarter"). Amortization expense for intangible assets was approximately $2.28 million for the six-month period ended June 30, 2020 (the “current six months”) and was approximately $1.60 million for the six-month period ended June 30, 2019 (the “prior year six months”).

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

June 30, 2020

(Unaudited)

3. Significant Contracts

QVC Agreements

Under the Company’s agreements with QVC, QVC is required to pay the Company fees based primarily on a percentage of its net sales of Isaac Mizrahi, Ripka, and H Halston branded merchandise. QVC royalty revenue represents a significant portion of the Company’s total revenues.

●	Total revenues from QVC totaled $4.04 million and $5.94 million for the current and prior year quarter, respectively, representing approximately 81% and 65% of the Company’s total net revenues for the current and prior year quarter, respectively.
●	Total revenues from QVC totaled $8.74 million and $12.77 million for the current and prior year six months, respectively, representing approximately 60% and 66% of the Company’s total net revenues for the current and prior year six months, respectively.
●	As of June 30, 2020 and December 31, 2019, the Company had receivables from QVC of $3.94 million and $4.33 million, respectively, representing approximately 60% and 41% of the Company’s total receivables, respectively.

4. Allowance for Doubtful Accounts

Accounts receivable are presented on the Company’s condensed consolidated balance sheets net of allowances of $793,000 and $155,000 as of June 30, 2020 and December 31, 2019, respectively. The Company recognized bad debt expense of $472,000 and $0 for the current quarter and prior year quarter, respectively, and recognized bad debt expense of $683,000 and $(144,000) for the current six months and prior year six months, respectively.

Included within these amounts, the current quarter and current six months reflect $472,000 and $586,000, respectively, of bad debt expense related to the bankruptcy of a large retail customer due to the novel coronavirus disease pandemic. The total allowance of $586,000 against such customer’s outstanding receivable balance of $1,172,000 million at June 30, 2020 represents management’s best estimate of collectibility, based on information currently available.

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

June 30, 2020

(Unaudited)

that the Company will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

For the current and prior year quarter, lease expense included in selling, general and administrative expenses on the Company’s unaudited condensed consolidated statements of operations was $0.4 million. For the current and prior year six months, lease expense included in selling, general and administrative expenses on the Company’s unaudited condensed consolidated statements of operations was $0.8 million.

As of June 30, 2020, the weighted average remaining operating lease term was 6.4 years and the weighted average discount rate for operating leases was 6.3%.

Cash paid for amounts included in the measurement of operating lease liabilities was $0.6 million in the prior year quarter, $0.6 million in the current six months, and $1.2 million in the prior year six months. No such cash payments for operating lease liabilities were made during the current quarter, and the $0.6 million amount of such payments due to lessors are recorded as accounts payable in the Company’s unaudited condensed consolidated balance sheet at June 30, 2020. The Company intends to settle or otherwise satisfy such obligations in subsequent periods.

As of June 30, 2020, the maturities of lease liabilities, excluding the aforementioned amounts reflected as accounts payable, were as follows:

($ in thousands)
Remainder of 2020	$1,212
2021	2,577
2022	1,732
2023	1,552
2024	1,552
After 2024	4,398
Total lease payments	13,023
Less: Discount	2,361
Present value of lease liabilities	10,662
Current portion of lease liabilities	1,873
Non-current portion of lease liabilities	$8,789

6. Debt

The Company’s net carrying amount of debt was comprised of the following:

	June 30,	December 31,
($ in thousands)	2020	2019
Xcel Term Loan	$18,250	$19,000
Unamortized deferred finance costs related to term loan	(129)	(179)
Economic Injury Disaster Loan	10	—
Total	18,131	18,821
Current portion of long-term debt	2,900	2,250
Long-term debt	$15,231	$16,571

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2020

(Unaudited)

Xcel Term Loan

On February 11, 2019, the Company entered into an amended loan agreement with Bank Hapoalim B.M. (“BHI”), which amended and restated the prior Xcel Term Loan. Immediately prior to February 11, 2019, the aggregate principal amount of the prior Xcel Term Loan was $14.5 million. Pursuant to the Xcel Term Loan agreement, the Lenders extended to Xcel an additional term loan in the amount of $7.5 million, such that, as of February 11, 2019, the aggregate outstanding balance of all the term loans extended by BHI to Xcel was $22.0 million, which amount was divided under the Xcel Term Loan agreement into two term loans: (1) a term loan in the amount of $7.3 million (“Term Loan A”) and (2) a term loan in the amount of $14.7 million (“Term Loan B” and, together with Term Loan A, the “Term Loans”).

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

On April 13, 2020, the Company amended its Second Amended and Restated Loan and Security Agreement with BHI. Under this amendment, the quarterly installment payment due March 31, 2020 was deferred, and the amounts of the quarterly installment payments due throughout the remainder of 2020 were reduced, while the amount of principal to be repaid through variable payments based on excess cash flow was increased. In addition, there were multiple changes and waivers to the various financial covenants. Further, this amendment permitted Xcel to incur unsecured debt through the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), and excludes any associated PPP debt and debt service from the covenant calculations. There were no changes to the total principal balance, interest rate, or maturity date.

On August 18, 2020, the Company further amended its Second Amended and Restated Loan and Security Agreement with BHI. Under this amendment, the amounts of the quarterly installment payments due throughout 2021 were reduced, and the amount of principal to be repaid through variable payments based on excess cash flow was increased. In addition, there were multiple changes and waivers to the various financial covenants. There were no changes to the total principal balance, interest rate, or maturity date.

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2020

(Unaudited)

The remaining principal balance of the Xcel Term Loan, as amended, outstanding at June 30, 2020 is payable in fixed installments as set forth in the following table, plus the variable payments as described below:

($ in thousands)
Installment Payment Dates	Amount
September 30, 2020 and December 31, 2020	$750

March 31, 2021, June 30, 2021, September 30, 2021, and December 31, 2021	$700

March 31, 2022, June 30, 2022, September 30, 2022, and December 31, 2022	$1,125

March 31, 2023, June 30, 2023, September 30, 2023, and December 31, 2023	$1,250

In addition to the fixed installments outlined above, commencing with the fiscal quarter ended March 31, 2021, the Company is required to repay a portion of the Xcel Term Loan in an amount equal to 50% of the excess cash flow for the fiscal quarter, provided that no early termination fee shall be payable with respect to any such payment. Excess cash flow means, for any period, cash flow from operations (before certain permitted distributions) less (i) capital expenditures not made through the incurrence of indebtedness, (ii) all cash principal paid or payable during such period, and (iii) all dividends declared and paid (or which could have been declared and paid) during such period to equity holders of any credit party treated as a disregarded entity for tax purposes. To the extent that the cumulative amount of such variable repayments made is less than $4.45 million as of March 31, 2022, any such shortfall must be repaid at that date.

Thus, the aggregate remaining annual scheduled principal payments under the Xcel Term Loan are as follows:

Amount of
($ in thousands)	Principal
Year Ending December 31,	Payment
2020	$1,500
2021	2,800
2022	8,950
2023	5,000
Total	$18,250

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

June 30, 2020

(Unaudited)

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

The Xcel Term Loan contains customary covenants, including reporting requirements, trademark preservation, and the following financial covenants of Xcel (on a consolidated basis with Xcel and the Guarantors under the Second Amended and Restated Loan and Security Agreement):

●	net worth of at least $90.0 million at the end of each fiscal quarter;
●	liquid assets of at least $3.0 million through December 31, 2020, at least $2.5 million for the fiscal quarters ending March 31, 2021 through September 30, 2021, at least $3.0 million for the fiscal quarter ending December 31, 2021, and at least $5.0 million thereafter;
●	EBITDA shall not be less than $5.0 million for the twelve fiscal month period ended March 31, 2020, $4.8 million for the twelve fiscal month period ending June 30, 2020, and $5.0 million for the twelve month fiscal period ending September 30, 2020;
●	the fixed charge coverage ratio for the twelve fiscal month period ending at the end of each fiscal quarter shall not be less than the ratio set forth below:

Fiscal Quarter End	Fixed Charge Coverage Ratio
December 31, 2020, March 31, 2021, June 30, 2021, September 30, 2021, and December 31, 2021	1.25 to 1.00
March 31, 2022, and thereafter	1.10 to 1.00

●	capital expenditures (excluding any capitalized compensation costs) shall not exceed $1.6 million for the fiscal year ending December 31, 2020, and $0.7 million for any fiscal year beginning after December 31, 2020; and

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2020

(Unaudited)

●	the leverage ratio for the twelve fiscal month period ending at the end of each fiscal period set forth below shall not exceed the ratio below:

Fiscal Period	Maximum Leverage Ratio
June 30, 2020	4.25 to 1.00
September 30, 2020	4.00 to 1.00
December 31, 2020	3.50 to 1.00
March 31, 2021	3.15 to 1.00
June 30, 2021	3.00 to 1.00
September 30, 2021	2.75 to 1.00
December 31, 2021	2.50 to 1.00
March 31, 2022 and each Fiscal Quarter end thereafter	1.50 to 1.00

The Company was in compliance with all applicable covenants as of June 30, 2020.

For the current and prior year quarter, the Company incurred aggregate interest expense related to term loan debt of approximately $285,000 and $326,000, respectively. For the current six months and prior year six months, the Company incurred aggregate interest expense related to term loan debt of approximately $572,000 and $586,000, respectively. The effective interest rate related to term loan debt was approximately 6.6% for the current quarter and current six months, and approximately 6.8% for the prior year quarter and prior year six months.

PPP Loan

On April 20, 2020, the Company executed a promissory note (the “Promissory Note”) with Bank of America, N.A., which provides for an unsecured loan in the amount of $1.806 million (the “PPP Loan”), pursuant to the PPP under the CARES Act. The PPP Loan has a two-year term and bears interest at a fixed rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains events of default and other provisions customary for a loan of this type. The PPP Loan was funded on April 23, 2020.

The PPP also provides that the PPP Loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act, and later amended by the Paycheck Protection Program Flexibility Act (the "Flexibility Act") signed into law on June 5, 2020. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. While management believes that it is probable that the PPP Loan will be forgiven in full, no definite assurance can be provided that forgiveness for any portion of the PPP Loan will be obtained. Management's determination that full forgiveness is probable is based on qualification under the Flexibility Act.

Management evaluated the legal and contractual terms associated with the PPP Loan, and concluded that, although the legal form of the PPP Loan is debt, the PPP Loan represents in substance a government grant that is expected to be forgiven. Given the lack of definitive authoritative guidance under GAAP for accounting for government grants, the Company analogized to accounting guidance under International Accounting Standard 20, “Accounting for Government Grants and Disclosure of Government Assistance.” Under such guidance, once it is probable that the conditions attached to the assistance will be met, the earnings impact of government grants is recorded on a systematic basis over the periods in which the entity recognizes as expenses the related costs for which the grants are intended to compensate. Accordingly, the Company recognized approximately $1,640,000 as a reduction to operating expenses in the current quarter. The remaining amount of $166,000 as of June 30, 2020 is recorded as a deferred credit within accounts payable, accrued expense and other current liabilities in the accompanying condensed consolidated balance sheets, and will be recognized

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2020

(Unaudited)

as a reduction to operating expenses in the quarter ending September 30, 2020. No interest expense related to the PPP Loan has been recorded in the Company’s unaudited condensed consolidated financial statements.

Economic Injury Disaster Loan

On May 4, 2020, the Company received a $10,000 loan through the U.S. Small Business Administration’s disaster assistance program. This loan has a thirty-year term and bears interest at a fixed rate of 3.75% per annum.

7.Stockholders’ Equity

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

The Company accounts for non-employee awards in accordance with ASU 2018-07, “Compensation - Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting.” Such awards are measured at the grant-date fair value of the equity instruments to be issued, and the Company recognizes compensation cost for grants to non-employees on a straight-line basis over the period of the grant.

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

June 30, 2020

(Unaudited)

Stock Options

Options granted under the Plan expire at various times - either five, seven, or ten years from the date of grant, depending on the particular grant.

A summary of the Company’s stock options activity for the current six months is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding at January 1, 2020	7,222,625	$3.33	5.82	$—
Granted	443,500	1.47
Canceled	—	—
Exercised	—	—
Expired/Forfeited	(126,000)	1.81
Outstanding at June 30, 2020, and expected to vest	7,540,125	$3.32	5.31	$—
Exercisable at June 30, 2020	2,939,625	$5.04	1.62	$—

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

On April 1, 2020, the Company granted options to purchase an aggregate of 200,000 shares of commons stock to non-management directors. The exercise price of the options is $0.50 per share, and 50% of the options shall vest on each of April 1, 2021 and April 1, 2022.

On April 15, 2020, the Company granted options to purchase 13,500 shares of common stock to a consultant. The exercise price of the options is $3.00 per share. One-third of the options vested on June 30, 2020, and one-third of the options shall vest on each of September 30, 2020 and December 31, 2020.

Compensation expense related to stock options for the current quarter and the prior year quarter was approximately $45,000 and $73,000, respectively. Compensation expense related to stock options for the current six months and prior year six months was approximately $113,000 and $316,000, respectively.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2020

(Unaudited)

Total unrecognized compensation expense related to unvested stock options at June 30, 2020 amounts to approximately $250,000 and is expected to be recognized over a weighted average period of approximately 1.50 years.

A summary of the Company’s non-vested stock options activity for the current six months is as follows:

		Weighted
		Average
	Number of	Grant Date
	Options	Fair Value
Balance at January 1, 2020	4,551,500	$0.18
Granted	443,500	0.13
Vested	(279,500)	0.68
Forfeited or Canceled	(115,000)	0.34
Balance at June 30, 2020	4,600,500	$0.14

Warrants

Warrants expire at various times - either five or ten years from the date of grant, depending on the particular grant.

A summary of the Company’s warrants activity for the current six months is as follows:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	(in Years)	Value
Outstanding and exercisable at January 1, 2020	579,815	$4.63	2.32	$—
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding and exercisable at June 30, 2020	579,815	$4.63	1.81	$—

No compensation expense related to warrants was recognized in the current quarter, current six months, prior year quarter, or prior year six months.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2020

(Unaudited)

Stock Awards

A summary of the Company’s restricted stock activity for the current six months is as follows:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2020	1,230,623	$4.33
Granted	607,428	0.80
Canceled	—	—
Vested	(1,057,218)	2.47
Expired/Forfeited	—	—
Outstanding at June 30, 2020	780,833	$4.09

On March 30, 2020, the Company issued 336,700 shares of stock to a member of senior management as payment for a performance bonus earned in 2019. These shares vested immediately.

On May 20, 2020, the Company issued an aggregate of 270,728 shares of stock to its employees. These shares vested immediately. The Company recognized approximately $265,000 of compensation expense in the current quarter and current six months related to this grant.

Compensation expense related to restricted stock grants for the current and prior year quarter was approximately $10,000 and $104,000, respectively. Compensation expense related to restricted stock grants for the current six months and prior year six months was approximately $33,000 and $166,000, respectively.

Total unrecognized compensation expense related to unvested restricted stock grants at June 30, 2020 amounts to approximately $32,000 and is expected to be recognized over a weighted average period of approximately 0.75 years.

The Company also recognized approximately $168,000 and $320,000 of compensation expense in the current quarter and current six months related to certain senior management bonuses payable in stock in 2021.

Shares Available Under the Company’s 2011 Equity Incentive Plan

As of June 30, 2020, there were 1,218,670 shares of common stock available for issuance under the Plan.

Shares Reserved for Issuance

As of June 30, 2020, there were 9,338,610 shares of common stock reserved for issuance pursuant to unexercised warrants and stock options, or available for issuance under the Plan.

Dividends

The Company has not paid any dividends to date.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2020

(Unaudited)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Basic	19,132,244	18,976,394	19,001,321	18,770,378
Effect of exercise of warrants	—	657	—	675
Diluted	19,132,244	18,977,051	19,001,321	18,771,053

As a result of the net loss presented for the current quarter and current six months, the Company calculated diluted earnings per share using basic weighted average shares outstanding for such period, as utilizing diluted shares would be anti-dilutive to loss per share.

The computation of diluted EPS excludes the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Stock options and warrants	8,119,940	8,408,386	8,119,940	7,124,005

9.    Income Tax

The effective income tax rate for the current quarter and the prior year quarter was approximately -49% and 37%, respectively, resulting in an income tax (benefit) provision of $0.43 million and $1.07 million, respectively.

The effective income tax rate for the current six months and prior year six months was approximately 5% and 37%, respectively, resulting in an income tax (benefit) provision of $(0.12) million and $1.14 million, respectively.

For the current quarter, the federal statutory rate differed from the effective tax rate primarily due to the tax impact from the vesting of restricted shares of common stock, which was treated as a discrete item for tax purposes and decreased the effective rate by approximately 41%. The effective tax rate was also attributable to state taxes and recurring permanent differences, which decreased the effective tax rate by approximately 2% and 27%, respectively. The effective tax rate was also affected by the tax impact of a potential federal net operating loss carryback due to the CARES Act; this item increased the effective rate by approximately 3%.

For the prior year quarter, the federal statutory rate differed from the effective tax rate primarily due to state taxes and recurring permanent differences, which increased the effective tax rate by approximately 9% and 6%, respectively.

For the current six months, the federal statutory rate differed from the effective tax rate primarily due to the tax impact from the vesting of restricted shares of common stock, which was treated as a discrete item for tax purposes and decreased the effect rate by approximately 16%. The effective rate was also attributable to state taxes and recurring permanent differences, which increased the effective tax rate by approximately 5% and decreased the effective tax rate by

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2020

(Unaudited)

approximately 8%, respectively. The effective tax rate was also affected by the tax impact of a potential federal net operating loss carryback due to the CARES Act; this item increased the effective rate by approximately 4%.

For the prior year six months, the federal statutory rate differed from the effective tax rate primarily due to state taxes and recurring permanent differences, which increased the effective tax rate by approximately 9% and 6%, respectively.

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2020

(Unaudited)

10.    Related Party Transactions

Benjamin Malka

Benjamin Malka was a director of the Company from June 2014 through September 2019. Mr. Malka is also a 25% equity holder of House of Halston LLC (“HOH”), and is the former Chief Executive Officer of HOH. HOH is the parent company of the H Company IP, LLC (“HIP”).

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

Robert W. D’Loren

Jennifer D’Loren is the wife of Robert W. D’Loren, the Company’s Chief Executive Officer and Chairman of the Board, and is employed by the Company. Mrs. D’Loren brings vast experience in project management and implementation of financial IT solutions. During the past two years, Mrs. D’Loren has worked on the implementation of the Company’s ERP system. Mrs. D’Loren received compensation of $33,000 and $44,000 for the current quarter and prior year quarter, respectively. Mrs. D’Loren received compensation of $70,000 and $83,000 for the current six months and prior year six months, respectively.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2020

(Unaudited)

11.    Commitments and Contingencies

Contingent Obligation

In connection with the February 11, 2019 purchase of the Halston Heritage Trademarks from HIP, the Company agreed to pay HIP additional consideration (the “Halston Heritage Earn-Out”) of up to an aggregate of $6.0 million, based on royalties earned through December 31, 2022. The Halston Heritage Earn-Out of $0.9 million is recorded as a long-term liability at June 30, 2020 and December 31, 2019 in the accompanying condensed consolidated balance sheets, based on the difference between the fair value of the acquired assets of the Halston Heritage Trademarks and the total consideration paid. In accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity,” the Halston Heritage Earn-Out obligation is treated as a liability in the accompanying condensed consolidated balance sheets because of the variable number of shares payable under the agreement.

Coronavirus Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus disease (“COVID-19”) as a pandemic, which continues to spread throughout the U.S. COVID-19 is having an unprecedented impact on the U.S. economy as federal, state, and local governments react to this public health crisis.

The impacts of the current COVID-19 pandemic are broad reaching and are having an impact on the Company’s licensing and wholesale businesses. The COVID-19 pandemic is impacting the Company’s supply chain as most of the Company’s products are manufactured in China, Thailand, and other places around the world affected by this event. Temporary factory closures and the pace of workers returning to work have impacted contract manufacturers’ ability to source certain raw materials and to produce finished goods in a timely manner. The outbreak is also impacting distribution and logistics providers' ability to operate in the normal course of business. Further, the pandemic has resulted in a sudden and continuing decrease in sales for many of the Company’s products, resulting in order cancellations.

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

12.    Subsequent Events

On August 6, 2020, the Company entered into an assignment and assumption agreement with the landlord and subtenant at its former office location at 475 Tenth Avenue, New York, NY. Under the terms of this agreement, in exchange for certain consideration totaling approximately $887,000, the landlord agreed to release the Company from all future obligations under the lease effective as of August 1, 2020, and all of the Company’s rights, title, and interest in and to the lease at 475 Tenth Avenue was assigned to the current subtenant in place.

On August 18, 2020, the Company further amended its Second Amended and Restated Loan and Security Agreement with BHI. Under this amendment, the amounts of the quarterly installment payments due throughout 2021 were reduced, and the amount of principal to be repaid through variable payments based on excess cash flow was increased. In addition, there were multiple changes and waivers to the various financial covenants. There were no changes to the total principal balance, interest rate, or maturity date. See Note 6, “Debt,” for additional information.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements that are not historical facts contained in this report are forward-looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks are detailed in the Risk Section of our Form 10-K for the fiscal year ended December 31, 2019. The words “believe,” “anticipate,” “expect,” “continue,” “estimate,” “appear,” “suggest,” “goal,” “potential,” “predicts,” “seek,” “will,” “confident,” “project,” “provide,” “plan,” “likely,” “future,” “ongoing,” “intend,” “may,” “should,” “would,” “could,” “guidance,” and similar expressions identify forward-looking statements.

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

Our objective is to build a diversified portfolio of lifestyle consumer brands through organic growth and the strategic acquisition of new brands. To grow our brands, we are focused on following primary strategies:

●	distribution and/or licensing of our brands for sale through interactive television (i.e. QVC, The Shopping Channel) whereby we design, manage production, merchandise the shows, and manage the on-air talent;
●	licensing our brands to manufacturers and retailers for promotion and distribution through e-commerce, social commerce, and traditional brick-and-mortar retail channels whereby we provide certain design services and, in certain cases, manage supply and merchandising;
●	wholesale distribution of our brands to retailers that sell to the end consumer;
●	distribution of our brands through our e-commerce sites directly to the end consumer; and
●	quickly integrate additional consumer brands into our operating platform and leverage our design, production, and marketing capabilities, and distribution relationships.

We believe that Xcel offers a unique value proposition to our retail and direct-to-consumer customers, and our licensees for the following reasons:

●	our management team, including our officers’ and directors’ experience in, and relationships within the industry;

●	our design, production, sales, marketing, and supply chain and integrated technology platform that enables us to design and distribute trend-right product; and
●	our significant media and internet presence and distribution.

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

Summary of Operating Results

Three months ended June 30, 2020 (the “current quarter”) compared with the three months ended June 30, 2019 (the “prior year quarter”)

Revenues

Current quarter net revenue decreased approximately $4.0 million to $5.1 million from $9.1 million for the prior year quarter.

Net licensing revenue decreased by approximately $2.3 million in the current quarter to $4.5 million, compared with $6.8 million in the prior year quarter. This decline was primarily driven by lower sales by our licensees as a result of government-ordered retail store closures as well as an overall slowdown in economic activity related to the COVID-19 pandemic. The decline was also partially attributable, to a lesser extent, to a reduction in guaranteed minimum revenues from one of our existing licensing arrangements upon renewal effective January 1, 2020.

Net product sales decreased by approximately $1.8 million in the current quarter to $0.5 million, compared with $2.3 million in the prior year quarter. Similar to net licensing revenue, the decline in net product sales was primarily driven by lower sales as a result of government-ordered retail store closures as well as an overall slowdown in economic activity related to the COVID-19 pandemic.

Cost of Goods Sold

Current quarter cost of goods sold was $0.3 million, compared with $1.8 million for the prior year quarter due to lower volume of wholesale and e-commerce sales in the current quarter. Gross profit (net revenue less cost of goods sold) decreased approximately $2.7 million to $4.7 million from $7.4 million in the prior year quarter, primarily driven by the aforementioned decline in net licensing revenue.

Total gross profit margin increased from 81% in the prior year quarter to 95% in the current quarter, reflecting the proportional shift of revenue mix towards licensing revenues in the current quarter. Gross profit margin from product sales increased from 24% in the prior year quarter to 54% in the current quarter as a result of achieving greater efficiencies and economies of scale.

Operating Costs and Expenses

Operating costs and expenses decreased approximately $1.6 million from $7.0 million in the prior year quarter to $5.4 million in the current quarter. This reduction was primarily due to government assistance received through the Paycheck Protection Program under the CARES Act, for which the Company recognized $1.6 million as a reduction to current quarter expenses. Lower operating costs were also partially attributable to various cost reduction actions taken by management in response to the COVID-19 pandemic, including temporary reductions of employee compensation and cutting non-essential costs. Partially offsetting these decreases in operating costs and expenses was higher depreciation and amortization expense, primarily due to the change in estimated life for the Judith Ripka trademarks. The current quarter also includes $0.5 million of bad debt expense related to the bankruptcy of a large retail customer due to the COVID-19 pandemic. The total allowance of $0.6 million against such customer’s outstanding receivable balance of $1.2 million at June 30, 2020 represents management’s best estimate of collectibility, based on information currently available.

Other Income

During the prior year quarter, we recognized a $2.9 million gain on the reduction of contingent obligations related to the 2015 acquisition of the C Wonder Brand. As part of that acquisition, the seller was eligible to earn additional consideration based on future royalties related to the C Wonder Brand exceeding certain thresholds, and we recorded a liability for the potential future payment of such consideration. The final earn-out period ended on June 30, 2019, and the seller ultimately did not earn any additional consideration under the terms of the purchase agreement.

Interest and Finance Expense

Interest and finance expense for the current quarter was $0.30 million, compared with $0.35 million for the prior year quarter. The decrease from the prior year quarter is primarily attributable to principal payments made on term loan debt, resulting in a lower outstanding principal balance as compared with the prior year quarter.

Income Tax (Benefit) Provision

The effective income tax rate for the current quarter and the prior year quarter was approximately -49% and 37%, respectively, resulting in an income tax provision of $0.43 million and $1.07 million, respectively.

For the current quarter, the federal statutory rate differed from the effective tax rate primarily due to the tax impact from the vesting of restricted shares of common stock, which was treated as a discrete item for tax purposes and decreased the effective rate by approximately 41%. The effective tax rate was also attributable to state taxes and recurring permanent differences, which decreased the effective tax rate by approximately 2% and 27%, respectively. The effective tax rate was also affected by the tax impact of a potential federal net operating loss carryback due to the CARES Act; this item increased the effective rate by approximately 3%.

For the prior year quarter, the federal statutory rate differed from the effective tax rate primarily due to state taxes and recurring permanent differences, which increased the effective tax rate by approximately 9% and 6%, respectively.

Net (Loss) Income

We had a net loss of $(1.34) million for the current quarter, compared with net income of $1.85 million for the prior year quarter.

Non-GAAP Net Income, Non-GAAP Diluted EPS, and Adjusted EBITDA

We had non-GAAP net income of approximately $1.2 million, or $0.06 per diluted share (“non-GAAP diluted EPS”), for the current quarter and $1.0 million, or $0.05 per diluted share, for the prior year quarter. Non-GAAP net income is a non-GAAP unaudited term, which we define as net income (loss), exclusive of amortization of trademarks, stock-based compensation, non-cash interest and finance expense from discounted debt related to acquired assets, loss on extinguishment of debt, gain on reduction of contingent obligations, costs in connection with potential acquisitions, certain adjustments to allowances for doubtful accounts, asset impairments, and deferred income taxes. Non-GAAP net income and non-GAAP diluted EPS measures do not include the tax effect of the aforementioned adjusting items, due to the nature of these items and the Company’s tax strategy. Prior to 2019, the Company did not adjust non-GAAP net income and non-GAAP EPS for the amortization of trademarks or costs in connection with potential acquisitions.

We had Adjusted EBITDA of $1.7 million for the current quarter, compared with Adjusted EBITDA of $1.6 million for the prior year quarter. Adjusted EBITDA is a non-GAAP unaudited measure, which we define as net income (loss) before depreciation and amortization, interest and finance expenses (including loss on extinguishment of debt, if any), income taxes, other state and local franchise taxes, stock-based compensation, gain on reduction of contingent obligations, costs in connection with potential acquisitions, asset impairments, and certain adjustments to allowances for doubtful accounts.

Management uses non-GAAP net income, non-GAAP diluted EPS, and Adjusted EBITDA as measures of operating performance to assist in comparing performance from period to period on a consistent basis and to identify business trends relating to the Company’s results of operations. Management believes non-GAAP net income, non-GAAP diluted EPS, and Adjusted EBITDA are also useful because these measures adjust for certain costs and other events that management believes are not representative of our core business operating results, and thus these non-GAAP measures provide supplemental information to assist investors in evaluating the Company’s financial results. The Company has incurred certain costs which it could have eliminated but elected not to do so in light of government assistance received through the Paycheck Protection Program under the CARES Act (the “PPP Benefit”), which represents a cash benefit directly related to the Company’s operating expenses incurred. Accordingly, the PPP Benefit is not considered a reconciling item for purposes of the computation of non-GAAP net income and Adjusted EBITDA. Adjusted EBITDA is the measure used to calculate compliance with the EBITDA covenant under the Xcel Term Loan.

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

The following table is a reconciliation of net (loss) income (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net income:

	Three Months Ended
	June 30,
($ in thousands)	2020	2019
Net (loss) income attributable to Xcel Brands, Inc. stockholders	$(1,300)	$1,852
Amortization of trademarks	1,108	786
Stock-based compensation	488	135
Costs in connection with potential acquisition	(101)	—
Certain adjustments to allowances for doubtful accounts	472	—
Property and equipment impairment	82	—
Gain on reduction of contingent obligation	—	(2,850)
Deferred income tax provision	428	1,068
Non-GAAP net income	$1,177	$991

The following table is a reconciliation of diluted (loss) earnings per share (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted EPS:

	Three Months Ended
	June 30,
	2020	2019
Diluted (loss) earnings per share	$(0.07)	$0.10
Amortization of trademarks	0.06	0.04
Stock-based compensation	0.03	0.01
Costs in connection with potential acquisition	(0.01)	—
Certain adjustments to allowances for doubtful accounts	0.02	—
Property and equipment impairment	0.01	—
Gain on reduction of contingent obligation	—	(0.15)
Deferred income tax provision	0.02	0.05
Non-GAAP diluted EPS	$0.06	$0.05
Non-GAAP weighted average diluted shares	19,192,353	18,977,051

The following table is a reconciliation of net (loss) income (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Three Months Ended
	June 30,
($ in thousands)	2020	2019
Net (loss) income attributable to Xcel Brands, Inc. stockholders	$(1,300)	$1,852
Depreciation and amortization	1,329	1,000
Interest and finance expense	299	348
Income tax provision	428	1,068
State and local franchise taxes	45	83
Stock-based compensation	488	135
Costs in connection with potential acquisition	(101)	—
Certain adjustments to allowances for doubtful accounts	472	—
Property and equipment impairment	82	—
Gain on reduction of contingent obligation	—	(2,850)
Adjusted EBITDA	$1,742	$1,636

Both non-GAAP net income and Adjusted EBITDA for the current quarter include certain adjustments to net (loss) income including allowances for doubtful accounts for account debtors that have filed for bankruptcy protection triggered by the impact of COVID-19. In addition, net loss for the current quarter includes $1.6 million of PPP Benefit, which was recognized as a reduction to current quarter expenses for which the program was intended to compensate. As such, this amount is included in net (loss) income in accordance with GAAP. The expense reduction from the PPP is not considered a reconciling item for purposes of the computation of non-GAAP net income and Adjusted EBITDA due to the fact that the PPP Benefit represents a cash benefit and is directly related to the Company’s operating expenses incurred. Such treatment is also consistent with the calculation of EBITDA for financial covenant compliance purposes under the Xcel Term Loan.

Six months ended June 30, 2020 (the “current six months”) compared with the six months ended June 30, 2019 (the “prior year six months”)

Revenues

Current six months net revenue decreased approximately $4.8 million to $14.6 million from $19.4 million for the prior year six months.

Net licensing revenue decreased by approximately $4.6 million in the current six months to $10.1 million, compared with $14.7 million in the prior year six months. This decline was primarily driven by a combination of (i) lower customer sales by our licensees as a result of government-ordered retail store closures as well as an overall slowdown in economic activity related to the COVID-19 pandemic, (ii) revenues from one of our existing licensing arrangements changing from guaranteed minimum amounts to sales-based royalties effective April 1, 2019, and (iii) a reduction in guaranteed minimum revenues from another of our existing licensing arrangements upon renewal effective January 1, 2020.

Net product sales decreased by approximately $0.3 million in the current six months to $4.4 million, compared with approximately $4.7 million in the prior year six months. The decline in net product sales was primarily driven by lower sales as a result of government-ordered retail store closures as well as an overall slowdown in economic activity during the related to the COVID-19 pandemic during the second quarter of 2020, partially offset by volume growth in our apparel wholesale business in the first quarter of 2020.

Cost of Goods Sold

Current six months cost of goods sold was $2.7 million, compared with $3.6 million for the prior year six months due to lower overall volume of wholesale and e-commerce sales in the current six months. Gross profit (net revenue less cost of goods sold) decreased approximately $4.0 million to $11.8 million from $15.8 million in the prior year six months, primarily driven by the aforementioned decline in net licensing revenue.

Total gross profit margin was 81% in the prior year six months and 82% in the current six months, essentially flat. Gross profit margin from product sales increased from 25% in the prior year six months to 40% in the current six months as a result of achieving greater efficiencies and economies of scale in our wholesale business operations.

Operating Costs and Expenses

Operating costs and expenses decreased approximately $1.1 million from $14.7 million in the prior year six months to $13.6 million in the current six months. This reduction was primarily due to government assistance received through the Paycheck Protection Program under the CARES Act, for which the Company recognized $1.6 million as a reduction to current six months expenses, as well as various cost reduction actions taken by management in response to the COVID-19 pandemic, including temporary reductions of employee compensation and cutting non-essential costs. Partially offsetting these reductions was higher depreciation and amortization expense, primarily due to the change in estimated life for the Judith Ripka trademarks. The current six months also includes $0.6 million of bad debt expense related to the bankruptcy of a large retail customer due to the COVID-19 pandemic. The total allowance of $0.6 million against such customer’s outstanding receivable balance of $1.2 million at June 30, 2020 represents management’s best estimate of collectibility, based on information currently available.

Other Income

During the prior year six months, we recognized a $2.9 million gain on the reduction of contingent obligations related to the 2015 acquisition of the C Wonder Brand. As part of that acquisition, the seller was eligible to earn additional consideration based on future royalties related to the C Wonder Brand exceeding certain thresholds, and we recorded a liability for the potential future payment of such consideration. The final earn-out period ended on June 30, 2019, and the seller ultimately did not earn any additional consideration under the terms of the purchase agreement.

Interest and Finance Expense

Interest and finance expense for the current six months was $0.59 million, compared with $0.83 million for the prior year six months. This decrease is primarily attributable to the fact that the prior year six months includes a $0.19 million loss on extinguishment of debt as a result of the February 11, 2019 term loan amendment, with no such comparable extinguishment loss in the current six months.

Income Tax (Benefit) Provision

The effective income tax rate for the current six months and the prior year six months was approximately 5% and 37%, respectively, resulting in an income tax (benefit) provision of $(0.12) million and $1.14 million, respectively.

For the current six months, the federal statutory rate differed from the effective tax rate primarily due to the tax impact from the vesting of restricted shares of common stock, which was treated as a discrete item for tax purposes and decreased the effect rate by approximately 16%. The effective rate was also attributable to state taxes and recurring permanent differences, which increased the effective tax rate by approximately 5% and decreased the effective tax rate by approximately 8%, respectively. The effective tax rate was also affected by the tax impact of a potential federal net operating loss carryback due to the CARES Act; this item increased the effective rate by approximately 4%.

For the prior year six months, the federal statutory rate differed from the effective tax rate primarily due to state taxes and recurring permanent differences, which increased the effective tax rate by approximately 9% and 6%, respectively.

Net (Loss) Income

We had a net loss of $(2.17) million for the current six months, compared with net income of $1.98 million for the prior year six months.

Non-GAAP Net Income, Non-GAAP Diluted EPS, and Adjusted EBITDA

We had non-GAAP net income of approximately $1.4 million, or $0.07 per diluted share (“non-GAAP diluted EPS”), for the current six months and $2.5 million, or $0.13 per diluted share, for the prior year six months. We had Adjusted EBITDA of $2.5 million for the current six months, compared with Adjusted EBITDA of $3.7 million for the prior year six months.

The following table is a reconciliation of net (loss) income (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net income:

	Six Months Ended
	June 30,
($ in thousands)	2020	2019
Net (loss) income attributable to Xcel Brands, Inc. stockholders	$(2,105)	$1,979
Amortization of trademarks	2,216	1,523
Non-cash interest and finance expense	—	16
Stock-based compensation	731	482
Loss on extinguishment of debt	—	189
Costs in connection with potential acquisition	(21)	—
Certain adjustments to allowances for doubtful accounts	586	—
Property and equipment impairment	82	—
Gain on reduction of contingent obligation	—	(2,850)
Deferred income tax (benefit) provision	(124)	1,143
Non-GAAP net income	$1,365	$2,482

The following table is a reconciliation of diluted (loss) earnings per share (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted EPS:

	Six Months Ended
	June 30,
	2020	2019
Diluted (loss) earnings per share	$(0.11)	$0.11
Amortization of trademarks	0.11	0.08
Non-cash interest and finance expense	—	—
Stock-based compensation	0.04	0.02
Loss on extinguishment of debt	—	0.01
Costs in connection with potential acquisition	—	—
Certain adjustments to allowances for doubtful accounts	0.03	—
Property and equipment impairment	0.01	—
Gain on reduction of contingent obligation	—	(0.15)
Deferred income tax (benefit) provision	(0.01)	0.06
Non-GAAP diluted EPS	$0.07	$0.13
Non-GAAP weighted average diluted shares	19,001,842	18,771,053

The following table is a reconciliation of net (loss) income (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Six Months Ended
	June 30,
($ in thousands)	2020	2019
Net (loss) income attributable to Xcel Brands, Inc. stockholders	$(2,105)	$1,979
Depreciation and amortization	2,632	1,948
Interest and finance expense	593	827
Income tax (benefit) provision	(124)	1,143
State and local franchise taxes	83	121
Stock-based compensation	731	482
Costs in connection with potential acquisition	(21)	—
Certain adjustments to allowances for doubtful accounts	586	—
Property and equipment impairment	82	—
Gain on reduction of contingent obligation	—	(2,850)
Adjusted EBITDA	$2,457	$3,650

Both non-GAAP net income and Adjusted EBITDA for the current six months include certain adjustment to net (loss) income including allowances for doubtful accounts for account debtors that have filed for bankruptcy protection triggered by the impact of COVID-19. In addition, net loss for the current six months includes $1.6 million of government assistance received through the Paycheck Protection Program under the CARES Act, which was recognized as a reduction to current six months expenses for which the program was intended to compensate. As such, the PPP Benefit is included in net (loss) income in accordance with GAAP. Such treatment is also consistent with the calculation of EBITDA for financial covenant compliance purposes under the Xcel Term Loan.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund working capital needs, acquire new brands, and to a lesser extent, capital expenditures. As of June 30, 2020 and December 31, 2019, our cash and cash equivalents were $5.5 million and $4.6 million, respectively.

Restricted cash at June 30, 2020 and at December 31, 2019 consisted of $1.1 million of cash deposited with BHI as collateral for an irrevocable standby letter of credit associated with the lease of our current corporate office and operating facility.

On April 23, 2020, we received $1.8 million from Bank of America through the PPP. We used the proceeds primarily to pay for payroll costs, and we believe it is probable that the loan will be forgiven under the terms of the PPP.

We expect that existing cash and operating cash flows will be adequate to meet our operating needs, term debt service obligations, and capital expenditure needs, for at least the twelve months subsequent to the filing date of this Quarterly Report on Form 10-Q.

Changes in Working Capital

Our working capital (current assets less current liabilities, excluding the current portion of operating lease obligations and any contingent obligations payable in common stock) was $8.5 million and $9.5 million as of June 30, 2020 and December 31, 2019, respectively. Working capital decreased by approximately $1.0 million during the first six months of 2020 primarily due to the increase in the current portion of long-term debt.

Commentary on the components of our cash flows for the current six months as compared with the prior year six months is set forth below.

Operating Activities

Net cash provided by operating activities was approximately $2.38 million in the current six months, compared with approximately $1.98 million in the prior year six months.

The current six months cash provided by operating activities was primarily attributable to the combination of the net loss of $(2.17) million plus non-cash expenses of approximately $4.05 million and the net change in operating assets and liabilities of approximately $0.50 million. The net loss of $(2.17) million includes $1.64 million of government assistance received through the PPP under the CARES Act, which was recognized as a reduction to current six months expenses for which the program was intended to compensate. Non-cash net expenses were primarily comprised of $2.63 million of depreciation and amortization, $0.73 million of stock-based compensation, $0.68 million of bad debt expense, and deferred income tax benefit of $(0.12) million. The net change in operating assets and liabilities includes a decrease in accounts receivable of $3.40 million and a decrease in accounts payable, accrued expenses and other current liabilities of $(2.71) million, and cash paid in excess of rent expense of $(0.18) million. The net change in accounts receivable is attributable to a combination of the timing of collections, and lower revenues recognized as a result of the COVID-19 pandemic. The net change in accounts payable, accrued expenses and other current liabilities is due to timing of payments, as well as actions taken by management in response to the COVID-19 pandemic to conserve cash.

The prior year six months cash provided by operating activities was primarily attributable to the combination of net income of $1.98 million plus non-cash expenses of approximately $0.86 million and net change in operating assets and liabilities of approximately $(0.86) million. Non-cash net expenses primarily consisted of $0.48 million of stock-based compensation, $1.95 million of depreciation and amortization, loss on extinguishment of debt of $0.19 million, deferred income tax provision of $1.14 million, and gain on reduction of contingent obligations of $(2.85) million. The net change from operating assets and liabilities included a decrease in accounts receivable of $2.29 million, a decrease in inventory of approximately $1.11 million, an increase in prepaid expenses and other assets of $(0.29) million, a decrease in accounts payable, accrued expenses and other current liabilities of $(3.54) million, and a decrease in other liabilities of $(0.20) million, all of which are primarily due to timing of collections and payments, and cash paid in excess of rent expense of $(0.24) million.

Investing Activities

Net cash used in investing activities for the current six months was approximately $0.63 million, compared with approximately $9.4 million in the prior year six months. Cash used in investing activities for in the current six months was primarily attributable to capital expenditures, a substantial portion of which relates to the implementation of our ERP system, while cash used in investing activities for the prior year six months was primarily related to cash consideration paid to acquire the Halston Heritage Brands.

Financing Activities

Net cash used in financing activities for the current six months was approximately $(0.93) million, and was primarily attributable to payments made on long-term debt obligations of $(0.75) million, and $(0.19) million of shares repurchased related to vested restricted stock in exchange for withholding taxes.

Net cash provided by financing activities for the prior year six months was approximately $4.5 million, primarily attributable to proceeds received from long-term debt of $7.5 million, partially offset by payments made on long-term debt obligations of $(2.74) million, and payment of $(0.29) million of deferred finance costs.

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

We have transitioned our department store business from a licensing model to a wholesale model, and continue to work towards expanding our Judith Ripka Fine Jewelry wholesale and e-commerce business. Our strategy is to manage our working capital needs by utilizing back-to-back sales and purchase orders and minimizing inventory risk. This change should, on a long-term basis, increase our revenues as compared to the licensing model. We expect to develop a core licensing business for the Longaberger brand, in addition to a direct-to-consumer business.

In addition, we continue to seek new opportunities, including expansion through interactive television, our design, production and supply chain platform, additional domestic and international licensing arrangements, and acquiring additional brands.

However, the impacts of the current COVID-19 pandemic are broad reaching and are having an impact on our licensing and wholesale businesses. The COVID-19 pandemic is impacting our supply chain as most of our products are manufactured in China, Thailand, and other places around the world affected by this event. Temporary factory closures and the pace of workers returning to work have impacted our contract manufacturers’ ability to source certain raw materials and to produce finished goods in a timely manner. The pandemic is also impacting distribution and logistics providers' ability to operate in the normal course of business. In addition, COVID-19 has resulted in a sudden and continuing decrease in sales for many of our products, resulting in order cancellations. Further, the pandemic has affected the financial health of certain of our customers, and the bankruptcy of certain other customers, including Lord & Taylor and Le Tote, from which we had an aggregate of $1,172,000 of accounts receivable due at June 30, 2020. As a result, we have recognized an allowance for doubtful accounts of $586,000 for the six months ended June 30, 2020, and may be required to make additional adjustments for doubtful accounts which would increase our operating expenses in future periods and negatively impact our operating results, and could result in our failure to meet financial covenants under our credit facility. Financial impacts associated with the COVID-19 pandemic include, but are not limited to, lower net sales, adjustments to allowances for doubtful accounts due to customer bankruptcy or other inability to pay their amounts due to vendors, the delay of inventory production and fulfillment, potentially further impacting net sales, and potential incremental costs associated with mitigating the effects of the pandemic, including increased freight and logistics costs and other expenses. The impact of the COVID-19 pandemic is expected to continue to have an adverse effect on our operating results, which could result in our inability to comply with certain debt covenants and require BHI to waive compliance with, or agree to amend, any such covenant to avoid a default. The COVID-19 pandemic is ongoing, and its dynamic nature, including uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the pandemic, and actions that would be taken by governmental authorities to contain the pandemic or to treat its impact, makes it difficult to forecast any effects on our results for the remainder of 2020. However, as of the date of this filing, we expect our results for 2020 and potentially 2021 to be significantly affected.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 14, 2020, for a discussion of our critical accounting policies. During the three and six months ended June 30, 2020, there were no material changes to our accounting policies.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.    CONTROLS AND PROCEDURES

A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2020, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020 such that the information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

B. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

There have not been any significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

In addition to the Risk Factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, set forth below are certain factors which could affect our financial condition and operating results. We operate in a highly competitive industry that involves numerous known and unknown risks and uncertainties that could impact our operations. The risks described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

Our failure to meet the continued listing requirements of the Nasdaq Global Market could result in a delisting of our common stock, which could negatively impact the market price and liquidity of our common stock and our ability to access the capital markets.

On August 6, 2020, we, received a letter from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) notifying us that the minimum bid price per share for our common stock fell below $1.00 for a period of 30 consecutive business days. Therefore, the Company did not meet the minimum bid price requirement set forth in the Nasdaq Listing Rules.

The letter also states that pursuant to Nasdaq Listing Rules 5810(c)(3)(A), we will be provided 180 calendar days to regain compliance with the minimum bid price requirement, or until February 2, 2021.

We can regain compliance if, at any time during the Tolling Period or such 180-day period, the closing bid price of our common stock is at least $1.00 for a minimum period of 10 consecutive business days. If by February 2, 2021, we do not regain compliance with the Nasdaq Listing Rules, we may be eligible for additional time to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(ii). To qualify, we would need to submit a transfer application and a $5,000 application fee. We would also need to provide written notice to Nasdaq of our intention to cure the minimum bid price deficiency during the second compliance period by effecting a reverse stock split, if necessary. As part of its review process, the Nasdaq staff will make a determination of whether it believes we will be able to cure this deficiency. Should the Nasdaq staff conclude that we will not be able to cure the deficiency, or should we determine not to submit a transfer application or make the required representation, Nasdaq will provide notice that our shares of common stock will be subject to delisting.

If we do not regain compliance within the allotted compliance period, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our shares of common stock will be subject to delisting from the Nasdaq Global Select Market. At such time, we may appeal the delisting determination to a hearings panel.

We intend to monitor our common stock closing bid price between now and February 2, 2021, and will consider available options to resolve the Company’s noncompliance with the minimum bid price requirement, as may be necessary. There can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing criteria.

The COVID-19 pandemic is having a material adverse impact on our business, operating results, and financial condition.

A pandemic or outbreak of disease or similar public health threat, such as the COVID-19 pandemic, or fear of such an event, could have a material adverse impact on our business, operating results, and financial condition. The current COVID-19 pandemic has caused a disruption to our business, beginning in March 2020. The impacts of the current COVID-19 pandemic are broad reaching and are having an impact on our licensing and wholesale businesses. The COVID-19 pandemic is impacting our supply chain as most of our products are manufactured in China, Thailand, and other places around the world affected by this event. Temporary factory closures and the pace of workers returning to work have impacted our contract manufacturers’ ability to source certain raw materials and to produce finished goods in a timely manner. The pandemic is also impacting distribution and logistics providers' ability to operate in the normal course of business. In addition, COVID-19 has resulted in a sudden and continuing decrease in sales for many of our products, resulting in order cancellations. Further, the pandemic has affected the financial health of certain of our customers, and the bankruptcy of certain other customers, including Lord & Taylor and Le Tote, from which we had an aggregate of $1,172,000 of accounts receivable due at June 30, 2020. As a result, we have recognized an allowance for doubtful accounts of $586,000 for the six months ended June 30, 2020, and may be required to make additional adjustments for doubtful accounts which would increase our operating expenses in future periods and negatively impact our operating results, and could result in our failure to meet financial covenants under our credit facility. Financial impacts associated with the COVID-19 pandemic include, but are not limited to, lower net sales, adjustments to allowances for doubtful accounts due to customer bankruptcy or other inability to pay their amounts due to vendors, the delay of inventory production and fulfillment, potentially further impacting net sales, and potential incremental costs associated with mitigating the effects of the pandemic, including increased freight and logistics costs and other expenses. We expect that the impact the COVID-19 pandemic may have on our operating results could result in our inability to comply with certain debt covenants and require BHI to waive compliance with, or agree to amend, any such covenant to avoid a default. The COVID-19 pandemic is ongoing, and its dynamic nature, including uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the pandemic, and actions that would be taken by governmental authorities to contain the pandemic or to treat its impact, makes it difficult to forecast any effects on our 2020 results. However, as of the date of this filing, we expect our results for 2020 and potentially 2021 to be significantly affected.

We may not be entitled to forgiveness of our recently received Paycheck Protection Program loan, and our application for the Paycheck Protection Program loan could in the future be determined to have been impermissible or could result in damage to our reputation.

We received an unsecured loan in the amount of $1,805,856 (the “PPP Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provides that the PPP Loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. However, no assurance is provided that forgiveness for any portion of the PPP Loan will be obtained.

In order to apply for the PPP Loan, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan is consistent with the broad objectives of the PPP of the CARES Act. The certification described above did not contain any objective criteria and is subject to interpretation. However, on April 23, 2020, the U.S. Small Business Administration (“SBA”) issued guidance stating that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the PPP has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good-faith belief that we satisfied all eligible requirements for the PPP Loan, we or any company that we may acquire in the future which received a loan under the PPP, are later determined to have violated any of the laws or governmental regulations that apply to us or such acquiree in connection with the PPP Loan or another loan under the PPP, respectively, such as the False Claims Act, or it is otherwise determined that we or such acquiree were ineligible to receive the PPP Loan or such other loan under the PPP, respectively, we or such acquiree may be subject to penalties, including significant civil, criminal and administrative penalties, and could be required to repay the PPP Loan or such other loan under the PPP, respectively, in its entirety. In addition, our receipt of the PPP Loan or any company that we may acquire in the future which received a loan under the PPP may result in adverse publicity and damage to our reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered or registered securities during the three and six months ended June 30, 2020.

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

Date: August 19, 2020	By:	/s/ Robert W. D’Loren
Name: Robert W. D’Loren
Title: Chairman and Chief Executive Officer

	By:	/s/ James Haran
Name: James Haran
Title: Chief Financial Officer and Vice President