Form 10-Q
period 2020-09-30
XCel Brands, Inc.
filed 2020-11-13
CIK 1083220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 6, 2020, there were 19,231,040 shares of common stock, $.001 par value per share, of the issuer outstanding.

XCEL BRANDS, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
	(Unaudited)	(Note 1)
Assets
Current Assets:
Cash and cash equivalents	$4,783	$4,641
Accounts receivable, net of allowances of $1,163 and $155, respectively	8,188	10,622
Inventory	723	899
Prepaid expenses and other current assets	1,426	1,404
Total current assets	15,120	17,566
Property and equipment, net	3,604	3,666
Operating lease right-of-use assets	9,019	9,250
Trademarks and other intangibles, net	107,675	111,095
Restricted cash	1,109	1,109
Other assets	297	505
Total non-current assets	121,704	125,625

Total Assets	$136,824	$143,191

Liabilities and Equity
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$2,908	$4,391
Accrued payroll	618	1,444
Current portion of operating lease obligation	1,917	1,752
Current portion of long-term debt	2,850	2,250
Total current liabilities	8,293	9,837
Long-Term Liabilities:
Long-term portion of operating lease obligation	9,101	9,773
Long-term debt, less current portion	14,523	16,571
Contingent obligation	900	900
Deferred tax liabilities, net	7,165	7,434
Other long-term liabilities	224	224
Total long-term liabilities	31,913	34,902
Total Liabilities	40,206	44,739

Commitments and Contingencies

Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, and 19,231,040 and 18,866,417 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	19	19
Paid-in capital	102,236	101,736
Accumulated deficit	(6,198)	(3,659)
Total Xcel Brands, Inc. stockholders' equity	96,057	98,096
Noncontrolling interest	561	356
Total Equity	96,618	98,452

Total Liabilities and Equity	$136,824	$143,191

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues
Net licensing revenue	$5,236	$6,428	$15,378	$21,094
Net sales	2,155	4,504	6,590	9,277
Net revenue	7,391	10,932	21,968	30,371
Cost of goods sold (sales)	1,270	2,950	3,923	6,549
Gross profit	6,121	7,982	18,045	23,822

Operating costs and expenses
Salaries, benefits and employment taxes	2,968	4,045	9,798	12,038
Other design and marketing costs	706	797	2,336	2,352
Other selling, general and administrative expenses	1,642	1,356	5,027	4,014
(Recovery of) costs in connection with potential acquisition	(189)	126	(210)	231
Stock-based compensation	49	295	780	777
Depreciation and amortization	1,437	991	4,069	2,939
Government assistance - Paycheck Protection Program and other	(176)	—	(1,816)	—
Property and equipment impairment	31	—	113	—
Total operating costs and expenses	6,468	7,610	20,097	22,351

Other income	46	—	46	2,850

Operating (loss) income	(301)	372	(2,006)	4,321

Interest and finance expense
Interest expense and other finance charges	304	330	897	968
Loss on extinguishment of debt	—	—	—	189
Total interest and finance expense	304	330	897	1,157

(Loss) income before income taxes	(605)	42	(2,903)	3,164

Income tax (benefit) provision	(145)	137	(269)	1,280

Net (loss) income	(460)	(95)	(2,634)	1,884
Less: Net loss attributable to noncontrolling interest	(26)	—	(95)	—
Net (loss) income attributable to Xcel Brands, Inc. stockholders	$(434)	$(95)	$(2,539)	$1,884

(Loss) earnings per share attributable to Xcel Brands, Inc. common stockholders:
Basic net (loss) income per share:	$(0.02)	$(0.01)	$(0.13)	$0.10
Diluted net (loss) income per share:	$(0.02)	$(0.01)	$(0.13)	$0.10
Weighted average number of common shares outstanding:
Basic weighted average common shares outstanding	19,231,040	18,975,265	19,078,453	18,839,424
Diluted weighted average common shares outstanding	19,231,040	18,975,265	19,078,453	18,840,149

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Xcel Brands, Inc. Stockholders
				Retained
	Common Stock			Earnings
	Number of		Paid-In	(Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit)	Interest	Equity
Balance as of December 31, 2018	18,138,616	$18	$100,097	$(233)	$—	$99,882

Issuance of common stock in connection with the acquisition of Halston Heritage	777,778	1	1,057	—	—	1,058

Compensation expense in connection with stock options and restricted stock	—	—	347	—	—	347

Net income	—	—	—	127	—	127

Balance as of March 31, 2019	18,916,394	19	101,501	(106)	—	101,414

Compensation expense in connection with stock options and restricted stock	—	—	135	—	—	135

Shares issued to employees in connection with restricted stock grants	60,000	—	—	—	—	—

Net income	—	—	—	1,852	—	1,852

Balance as of June 30, 2019	18,976,394	19	101,636	1,746	—	103,401

Compensation expense in connection with stock options and restricted stock	—	—	127	—	—	127

Shares repurchased including vested restricted stock in exchange for withholding taxes	(18,147)	—	(24)	—	—	(24)

Net loss	—	—	—	(95)	—	(95)

Balance as of September 30, 2019	18,958,247	$19	$101,739	$1,651	$—	$103,409

Balance as of December 31, 2019	18,866,417	$19	$101,736	$(3,659)	$356	$98,452

Compensation expense in connection with stock options and restricted stock	—	—	91	—	—	91

Shares issued to executive in connection with stock grants for bonus payments	336,700	—	220	—	—	220

Shares repurchased from executive in exchange for withholding taxes	(155,556)	—	(102)	—	—	(102)

Net loss	—	—	—	(805)	(33)	(838)

Balance as of March 31, 2020	19,047,561	19	101,945	(4,464)	323	97,823

Compensation expense in connection with stock options and restricted stock	—	—	55	—	—	55

Shares issued to employees in connection with stock grants	270,728	—	265	—	—	265

Shares repurchased from employees in exchange for withholding taxes	(87,249)	—	(85)	—	—	(85)

Additional investment in Longaberger Licensing, LLC by non-controlling interest holder	—	—	—	—	300	300

Net loss	—	—	—	(1,300)	(36)	(1,336)

Balance as of June 30, 2020	19,231,040	19	102,180	(5,764)	587	97,022

Compensation expense in connection with stock options and restricted stock	—	—	56	—	—	56

Net loss	—	—	—	(434)	(26)	(460)

Balance as of September 30, 2020	19,231,040	$19	$102,236	$(6,198)	$561	$96,618

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(2,634)	$1,884
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	4,069	2,939
Property and equipment impairment	113	—
Amortization of deferred finance costs	72	114
Stock-based compensation	780	777
Amortization of note discount	—	16
Allowance for doubtful accounts	1,054	(144)
Loss on extinguishment of debt	—	189
Deferred income tax (benefit) provision	(269)	1,280
Net gain on sale of assets	(46)	—
Gain on reduction of contingent obligation	—	(2,850)
Changes in operating assets and liabilities:
Accounts receivable	1,380	1,182
Inventory	176	(87)
Prepaid expenses and other assets	187	(14)
Accounts payable, accrued expenses and other current liabilities	(2,403)	(1,744)
Cash paid in excess of rent expense	(276)	(337)
Other liabilities	—	(196)
Net cash provided by operating activities	2,203	3,009

Cash flows from investing activities
Cash consideration for acquisition of Halston Heritage assets	—	(8,830)
Net proceeds from sale of assets	46	—
Purchase of property and equipment	(700)	(918)
Net cash used in investing activities	(654)	(9,748)

Cash flows from financing activities
Shares repurchased including vested restricted stock in exchange for withholding taxes	(187)	(24)
Cash contribution from non-controlling interest	300	—
Payment of deferred finance costs	(20)	(315)
Proceeds from long-term debt	—	7,500
Payment of long-term debt	(1,500)	(3,742)
Net cash (used in) provided by financing activities	(1,407)	3,419

Net increase (decrease) in cash, cash equivalents, and restricted cash	142	(3,320)

Cash, cash equivalents, and restricted cash at beginning of period	5,750	10,319

Cash, cash equivalents, and restricted cash at end of period	$5,892	$6,999

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$4,783	$5,890
Restricted cash	1,109	1,109
Total cash, cash equivalents, and restricted cash	$5,892	$6,999

Supplemental disclosure of non-cash activities:
Operating lease right-of-use asset	$797	$10,409
Operating lease obligation	$797	$13,210
Accrued rent offset to operating lease right-of-use assets	$—	$2,801
Settlement of seller note through offset to receivable	$—	$600
Settlement of contingent obligation through offset to note receivable	$—	$100
Issuance of common stock in connection with Halston Heritage assets acquisition	$—	$1,058
Contingent obligation related to acquisition of Halston Heritage assets at fair value	$—	$900
Liability for equity-based bonuses	$93	$168

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$58	$91
Cash paid during the period for interest	$1,092	$1,108

See Notes to Unaudited Condensed Consolidated Financial Statements.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

2. Trademarks and Other Intangibles

Trademarks and other intangibles, net consist of the following:

	Weighted
	Average	September 30, 2020
	Amortization	Gross Carrying	Accumulated	Net Carrying
($ in thousands)	Period	Amount	Amortization	Amount
Trademarks (indefinite-lived)	n/a	$44,500	$—	$44,500
Trademarks (finite-lived)	15 years	34,613	6,291	28,322
Trademarks (finite-lived)	18 years	38,194	3,660	34,534
Other intellectual property	7 years	762	510	252
Copyrights and other intellectual property	10 years	190	123	67
Total		$118,259	$10,584	$107,675

	Weighted
	Average	December 31, 2019
	Amortization	Gross Carrying	Accumulated	Net Carrying
($ in thousands)	Period	Amount	Amortization	Amount
Trademarks (indefinite-lived)	n/a	$62,900	$—	$62,900
Trademarks (finite-lived)	15 years	16,213	4,560	11,653
Trademarks (finite-lived)	18 years	38,194	2,067	36,127
Other intellectual property	7 years	762	428	334
Copyrights and other intellectual property	10 years	190	109	81
Total		$118,259	$7,164	$111,095

Amortization expense for intangible assets was approximately $1.14 million for the three-month period ended September 30, 2020 (the "current quarter") and was approximately $0.83 million for the three-month period ended September 30, 2019 (the "prior year quarter"). Amortization expense for intangible assets was approximately $3.42 million for the nine-month period ended September 30, 2020 (the “current nine months”) and was approximately $2.43 million for the nine-month period ended September 30, 2019 (the “prior year nine months”).

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

September 30, 2020

(Unaudited)

3. Significant Contracts

QVC Agreements

Under the Company’s agreements with QVC, QVC is required to pay the Company fees based primarily on a percentage of its net sales of Isaac Mizrahi, Ripka, and H Halston branded merchandise. QVC royalty revenue represents a significant portion of the Company’s total revenues.

●	Total revenues from QVC totaled $4.70 million and $5.16 million for the current and prior year quarter, respectively, representing approximately 64% and 47% of the Company’s total net revenues for the current and prior year quarter, respectively.
●	Total revenues from QVC totaled $13.44 million and $17.96 million for the current and prior year nine months, respectively, representing approximately 61% and 59% of the Company’s total net revenues for the current and prior year nine months, respectively.
●	As of September 30, 2020 and December 31, 2019, the Company had receivables from QVC of $4.72 million and $5.30 million, respectively, representing approximately 58% and 50% of the Company’s total receivables, respectively.

4. Allowance for Doubtful Accounts

Accounts receivable are presented on the Company’s condensed consolidated balance sheets net of allowances of $1,163,000 and $155,000 as of September 30, 2020 and December 31, 2019, respectively. The Company recognized bad debt expense of $371,000 and $0 for the current quarter and prior year quarter, respectively, and recognized bad debt expense of $1,054,000 and a recovery of $(144,000) for the current nine months and prior year nine months, respectively.

Included within these amounts, the current quarter and current nine months reflect $385,000 and $971,000, respectively, of bad debt expense related to the bankruptcy of several retail customers due to the novel coronavirus disease pandemic. The total allowance of $971,000 against such customers’ outstanding receivable balances of $1.21 million at September 30, 2020 represents management’s best estimate of collectibility, based on information currently available.

5. Leases

The Company has operating leases for its current office, former office, and a planned retail store location, as well as certain equipment with a term of 12 months or less. The Company’s real estate leases have remaining lease terms of between 1 to 8 years.

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

Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases typically do not provide an implicit rate, the Company generally uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease terms may include options to extend or terminate the lease when it is reasonably certain

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

that the Company will exercise that option. Lease expense for operating lease payments related to office leases is recognized on a straight-line basis over the lease term. Lease expense for operating lease payments related to retail leases is recognized on a straight-line basis over the period of operation, as this is representative of the pattern in which benefit is derived from the lease.

For the current and prior year quarter, lease expense included in selling, general and administrative expenses on the Company’s unaudited condensed consolidated statements of operations was $0.4 million. For the current and prior year nine months, lease expense included in selling, general and administrative expenses on the Company’s unaudited condensed consolidated statements of operations was $1.2 million.

As of September 30, 2020, the weighted average remaining operating lease term was 6.4 years and the weighted average discount rate for operating leases was 6.25%.

Cash paid for amounts included in the measurement of operating lease liabilities was $0.6 million in both the current quarter and prior year quarter, $1.2 million in the current nine months, and $1.8 million in the prior year nine months.

As of September 30, 2020, the maturities of lease liabilities were as follows:

($ in thousands)
Remainder of 2020	$711
2021	2,544
2022	1,891
2023	1,711
2024	1,711
After 2024	4,886
Total lease payments	13,454
Less: Discount	2,436
Present value of lease liabilities	11,018
Current portion of lease liabilities	1,917
Non-current portion of lease liabilities	$9,101

In Note 12 of the Company’s Form 10-Q for the quarterly period ended June 30, 2020, the Company had previously disclosed (as a subsequent event) that it had entered into an assignment and assumption agreement with the landlord and subtenant at its former office location at 475 Tenth Avenue, New York, NY. However, this agreement was later voided during the current quarter, and ultimately was not consummated.

6. Debt

The Company’s net carrying amount of debt was comprised of the following:

	September 30,	December 31,
($ in thousands)	2020	2019
Xcel Term Loan	$17,500	$19,000
Unamortized deferred finance costs related to term loan	(127)	(179)
Total	17,373	18,821
Current portion of long-term debt	2,850	2,250
Long-term debt	$14,523	$16,571

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

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

The Term Loans mature on December 31, 2023; Incremental Term Loans shall mature on the date set forth in the applicable term note; and Revolving Loans and the letter of credit facility shall mature on such date as agreed upon by Xcel and the Lenders. Any letter of credit issued under the Xcel Term Loan shall terminate no later than one year following the date of issuance thereof.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

The remaining principal balance of the Xcel Term Loan, as amended, outstanding at September 30, 2020 is payable in fixed installments as set forth in the following table, plus the variable payments as described below:

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

Thus, the aggregate remaining annual scheduled principal payments under the Xcel Term Loan are as follows:

Amount of
($ in thousands)	Principal
Year Ending December 31,	Payment
2020	$750
2021	2,800
2022	8,950
2023	5,000
Total	$17,500

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

September 30, 2020

(Unaudited)

Notwithstanding the above, Xcel may make a voluntary prepayment of up to $0.75 million without any early termination fees. Any such prepayment would be applied against the April 30, 2021 fixed installment payment and would be excluded from the computation of excess cash flows.

Xcel’s obligations under the Xcel Term Loan are guaranteed by and secured by all of the assets of Xcel and its wholly owned subsidiaries, as well as any subsidiary formed or acquired that becomes a credit party to the Xcel Term Loan agreement (the “Guarantors”) and, subject to certain limitations contained in the Xcel Term Loan, equity interests of the Guarantors. Xcel also granted the Lenders a right of first offer to finance any acquisition for which the consideration will be paid other than by cash of Xcel or by the issuance of equity interest of Xcel.

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

The Xcel Term Loan contains customary covenants, including reporting requirements, trademark preservation, and the following financial covenants of Xcel (on a consolidated basis with Xcel and the Guarantors under the Second Amended and Restated Loan and Security Agreement):

●	net worth as defined in the loan agreements of at least $90.0 million at the end of each fiscal quarter;
●	liquid assets of at least $3.0 million through December 31, 2020, at least $2.5 million for the fiscal quarters ending March 31, 2021 through September 30, 2021, at least $3.0 million for the fiscal quarter ending December 31, 2021, and at least $5.0 million thereafter;
●	EBITDA shall not be less than $5.0 million for the twelve month fiscal period ending September 30, 2020;
●	the fixed charge coverage ratio for the twelve fiscal month period ending at the end of each fiscal quarter shall not be less than the ratio set forth below:

Fiscal Quarter End	Fixed Charge Coverage Ratio
December 31, 2020, March 31, 2021, June 30, 2021, September 30, 2021, and December 31, 2021	1.25 to 1.00
March 31, 2022, and thereafter	1.10 to 1.00

●	capital expenditures (excluding any capitalized compensation costs) shall not exceed $1.6 million for the fiscal year ending December 31, 2020, and $0.7 million for any fiscal year beginning after December 31, 2020; and

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

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

The Company was in compliance with all applicable covenants as of September 30, 2020.

For the current and prior year quarter, the Company incurred aggregate interest expense related to term loan debt of approximately $281,000 and $317,000, respectively. For the current nine months and prior year nine months, the Company incurred aggregate interest expense related to term loan debt of approximately $854,000 and $903,000, respectively. The effective interest rate related to term loan debt was approximately 6.6% for the current quarter and current nine months, approximately 6.7% for the prior year quarter, and approximately 6.8% for the prior year nine months.

7.Government assistance

Paycheck Protection Program (PPP)

On April 20, 2020, the Company executed a promissory note (the “Promissory Note”) with Bank of America, N.A., which provides for an unsecured loan in the amount of $1.806 million, pursuant to the PPP under the CARES Act. The loan has a two-year term and bears interest at a fixed rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains events of default and other provisions customary for a loan of this type. The loan was funded on April 23, 2020.

The PPP also provides that this loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act, and later amended by the Paycheck Protection Program Flexibility Act (the "Flexibility Act") signed into law on June 5, 2020. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. While management believes that it is probable that the loan will be forgiven in full, no definite assurance can be provided that forgiveness for any portion of the loan will be obtained. Management's determination that full forgiveness is probable is based on qualification under the Flexibility Act.

Management evaluated the legal and contractual terms associated with the loan, and concluded that, although the legal form of the loan is debt, it represents in substance a government grant that is expected to be forgiven. Given the lack of definitive authoritative guidance under GAAP for accounting for government grants, the Company analogized to accounting guidance under International Accounting Standard 20, “Accounting for Government Grants and Disclosure of Government Assistance.” Under such guidance, once it is probable that the conditions attached to the assistance will be met, the earnings impact of government grants is recorded on a systematic basis over the periods in which the entity recognizes as expenses the related costs for which the grants are intended to compensate. Accordingly, the Company recognized approximately $166,000 and $1,806,000 as a reduction to operating expenses in the current quarter and current nine months, respectively. No interest expense related to the loan has been recorded in the Company’s unaudited condensed consolidated financial statements.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

Economic Incentive Disaster Loan (EIDL)

Concurrently with the PPP loan, in May 2020 the Company also received a $10,000 Economic Incentive Disaster Loan (EIDL) Advance through the U.S. Small Business Administration. The EIDL Advance represents a grant that does not have to be repaid, and as such, the Company has recognized $10,000 as a reduction to operating expenses in the current quarter and current nine months.

In total, the Company recognized approximately $176,000 and $1,816,000 as a reduction to operating expenses in the current quarter and current nine months, respectively.

8.Stockholders’ Equity

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

September 30, 2020

(Unaudited)

Stock Options

Options granted under the Plan expire at various times - either five, seven, or ten years from the date of grant, depending on the particular grant.

A summary of the Company’s stock options activity for the current nine months is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding at January 1, 2020	7,222,625	$3.33	5.82	$—
Granted	481,250	1.43
Canceled	—	—
Exercised	—	—
Expired/Forfeited	(200,000)	1.55
Outstanding at September 30, 2020, and expected to vest	7,503,875	$3.26	5.06	$—
Exercisable at September 30, 2020	3,067,125	$4.92	1.45	$—

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

On August 21, 2020, the Company granted options to purchase 22,750 shares of common stock to a consultant. The exercise price of the options is $1.00 per share, and all options shall vest on December 31, 2020.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

On September 28, 2020, the Company granted options to purchase 15,000 shares of common stock to an employee. The exercise price of the options is $0.71 per share, and one-third of the options shall vest on each of September 28, 2021, September 28, 2022, and September 28, 2023.

Compensation expense related to stock options for the current quarter and the prior year quarter was approximately $45,000 and $66,000, respectively. Compensation expense related to stock options for the current nine months and prior year nine months was approximately $158,000 and $382,000, respectively.

Total unrecognized compensation expense related to unvested stock options at September 30, 2020 amounts to approximately $204,000 and is expected to be recognized over a weighted average period of approximately 1.24 years.

A summary of the Company’s non-vested stock options activity for the current nine months is as follows:

		Weighted
		Average
	Number of	Grant Date
	Options	Fair Value
Balance at January 1, 2020	4,551,500	$0.18
Granted	481,250	0.13
Vested	(413,500)	0.61
Forfeited or Canceled	(182,500)	0.29
Balance at September 30, 2020	4,436,750	$0.13

Warrants

Warrants expire at various times - either five or ten years from the date of grant, depending on the particular grant.

A summary of the Company’s warrants activity for the current nine months is as follows:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	(in Years)	Value
Outstanding and exercisable at January 1, 2020	579,815	$4.63	2.32	$—
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding and exercisable at September 30, 2020	579,815	$4.63	1.56	$—

No compensation expense related to warrants was recognized in the current quarter, current nine months, prior year quarter, or prior year nine months.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

Stock Awards

A summary of the Company’s restricted stock activity for the current nine months is as follows:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2020	1,230,623	$4.33
Granted	607,428	0.80
Canceled	—	—
Vested	(1,057,218)	2.47
Expired/Forfeited	—	—
Outstanding at September 30, 2020	780,833	$4.09

On March 30, 2020, the Company issued 336,700 shares of stock to a member of senior management as payment for a performance bonus earned in 2019. These shares vested immediately. The Company recognized compensation expense of $220,000 in 2019 ($168,000 in the prior year quarter and prior year nine months) to accrue for this performance bonus.

On May 20, 2020, the Company issued an aggregate of 270,728 shares of stock to its employees. These shares vested immediately. The Company recognized approximately $265,000 of compensation expense in the current nine months related to this grant.

Compensation expense related to restricted stock grants for the current and prior year quarter was approximately $11,000 and $47,000, respectively. Compensation expense related to restricted stock grants for the current nine months and prior year nine months was approximately $44,000 and $213,000, respectively.

Total unrecognized compensation expense related to unvested restricted stock grants at June 30, 2020 amounts to approximately $21,000 and is expected to be recognized over a weighted average period of approximately 0.50 years.

The Company also recognized approximately $ (7,000) and $313,000 of compensation expense in the current quarter and current nine months related to certain senior management bonuses payable in stock in 2021.

Shares Available Under the Company’s 2011 Equity Incentive Plan

As of September 30, 2020, there were 1,254,920 shares of common stock available for issuance under the Plan.

Shares Reserved for Issuance

As of September 30, 2020, there were 9,338,610 shares of common stock reserved for issuance pursuant to unexercised warrants and stock options, or available for issuance under the Plan.

Dividends

The Company has not paid any dividends to date.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

9.    Earnings Per Share

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Basic	19,231,040	18,975,265	19,078,453	18,839,424
Effect of exercise of warrants	—	—	—	725
Diluted	19,231,040	18,975,265	19,078,453	18,840,149

As a result of the net loss presented for the current quarter, prior year quarter, and current nine months, the Company calculated diluted earnings per share using basic weighted average shares outstanding for such period, as utilizing diluted shares would be anti-dilutive to loss per share.

The computation of diluted EPS excludes the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Stock options and warrants	8,083,690	8,469,440	8,083,690	8,419,375

10.    Income Tax

The effective income tax rate for the current quarter and the prior year quarter was approximately 25% and 333%, respectively, resulting in an income tax (benefit) provision of $(0.15) million and $0.14 million, respectively.

The effective income tax rate for the current nine months and prior year nine months was approximately 10% and 40%, respectively, resulting in an income tax (benefit) provision of $(0.27) million and $1.28 million, respectively.

For the current quarter, the federal statutory rate differed from the effective tax rate primarily due to state taxes and recurring permanent differences, which increased the effective tax rate by approximately 12% and 18%, respectively, partially offset by the tax impact from the vesting of restricted shares of common stock, which was treated as a discrete item for tax purposes and decreased the effective rate by approximately 26%. The effective tax rate was also affected by the tax impact of a potential federal net operating loss carryback due to the CARES Act; this item increased the effective rate by approximately 3%.

For the prior year quarter, the effective tax rate was primarily attributable to the tax impact from the vesting of restricted shares of common stock, which was treated as a discrete item for tax purposes; this item increased the effective rate by approximately 291%. The federal statutory rate also differed from the effective tax rate due to state taxes and recurring permanent differences, which increased the effective tax rate by approximately 8% and 12%, respectively.

For the current nine months, the federal statutory rate differed from the effective tax rate primarily due to the tax impact from the vesting of restricted shares of common stock, which was treated as a discrete item for tax purposes and decreased the effect rate by approximately 5%. The effective rate was also attributable to state taxes and recurring permanent

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

differences, which increased the effective tax rate by approximately 6% and decreased the effective tax rate by approximately 3%, respectively.

For the prior year nine months, the federal statutory rate differed from the effective tax rate primarily due to state taxes and recurring permanent differences, which increased the effective tax rate by approximately 9% and 9%, respectively. The effective tax rate was also partially attributable to the tax impact from the vesting of restricted shares of common stock, which was treated as a discrete item for tax purposes; this item increased the effective rate by approximately 4%.

On March 27, 2020, the CARES Act was enacted and signed into law. The CARES Act includes certain provisions impacting businesses’ income taxes related to 2018, 2019, and 2020. Some of the significant tax law changes are to increase the limitation on deductible business interest expense for 2019 and 2020, allow for the five-year carryback of net operating losses for 2018-2020, suspend the 80% limitation of taxable income for net operating loss carryforwards for 2018-2020, provide for the acceleration of depreciation expense from 2018 and forward on qualified improvement property, and accelerate the ability to claim refunds of AMT credit carryforwards. The Company is required to recognize the effect of tax law changes on its financial statements in the period in which the law was enacted. At this time, the Company may avail itself of the ability to carry back net operating losses generated in 2018 and 2019 tax years for five years, which would result in an estimated income statement benefit of $98,000 and tax refund receivable of $203,000.

11.    Related Party Transactions

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

September 30, 2020

(Unaudited)

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

Hilco Trading, LLC

Hilco Trading, LLC ("Hilco") directly and indirectly owns greater than 5% of the Company's common stock, and its affiliate Hilco Global owns 50% of the equity of Longaberger Licensing, LLC. During the current quarter, the Company sold certain apparel products to an affiliate of Hilco, and recognized $151,000 of revenue from this transaction. Additionally, during the current quarter, the Company sold certain intangible assets of Longaberger Licensing, LLC to a third party; an affiliate of Hilco earned and was paid a commission of $46,000 related to the sale of these assets.

Robert W. D’Loren

Jennifer D’Loren is the wife of Robert W. D’Loren, the Company’s Chief Executive Officer and Chairman of the Board, and is employed by the Company. Mrs. D’Loren brings vast experience in project management and implementation of financial IT solutions. During the past two years, Mrs. D’Loren has worked on the implementation of the Company’s ERP system. Mrs. D’Loren received compensation of $29,000 and $42,000 for the current quarter and prior year quarter, respectively. Mrs. D’Loren received compensation of $99,000 and $125,000 for the current nine months and prior year nine months, respectively.

12.    Commitments and Contingencies

Contingent Obligation

In connection with the February 11, 2019 purchase of the Halston Heritage Trademarks from HIP, the Company agreed to pay HIP additional consideration (the “Halston Heritage Earn-Out”) of up to an aggregate of $6.0 million, based on royalties earned through December 31, 2022. The Halston Heritage Earn-Out of $0.9 million is recorded as a long-term liability at September 30, 2020 and December 31, 2019 in the accompanying condensed consolidated balance sheets, based on the difference between the fair value of the acquired assets of the Halston Heritage Trademarks and the total consideration paid. In accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity,” the Halston Heritage Earn-Out obligation is treated as a liability in the accompanying condensed consolidated balance sheets because of the variable number of shares payable under the agreement.

Coronavirus Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus disease (“COVID-19”) as a pandemic, which continues to spread throughout the U.S. COVID-19 is having an unprecedented impact on the U.S. economy as federal, state, and local governments react to this public health crisis.

The impacts of the current COVID-19 pandemic are broad reaching and are having an impact on the Company’s licensing and wholesale businesses. The COVID-19 pandemic is impacting the Company’s supply chain as most of the Company’s products are manufactured in China, Thailand, and other places around the world affected by this event. Temporary factory closures and the pace of workers returning to work have impacted contract manufacturers’ ability to source certain raw materials and to produce finished goods in a timely manner. The outbreak is also impacting distribution and logistics providers' ability to operate in the normal course of business. Further, the pandemic has resulted in a sudden and continuing

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

decrease in sales for many of the Company’s products, resulting in order cancellations, and a decrease in accounts receivable collections, as the Company recorded approximately $1 million of additional allowance for doubtful accounts for the nine months ended September 30, 2020 for retailers that have filed for bankruptcy.

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

Compliance with Listing Rules

On August 6, 2020, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) notifying Xcel that the minimum bid price per share for its common stock fell below $1.00 for a period of 30 consecutive business days. Therefore, the Company did not meet the minimum bid price requirement set forth in the Nasdaq Listing Rules.

The letter also states that pursuant to Nasdaq Listing Rules 5810(c)(3)(A), the Company will be provided 180 calendar days to regain compliance with the minimum bid price requirement, or until February 2, 2021.

Xcel can regain compliance if, at any time during the Tolling Period or such 180-day period, the closing bid price of its common stock is at least $1.00 for a minimum period of 10 consecutive business days. If by February 2, 2021, the Company does not regain compliance with the Nasdaq Listing Rules, it may be eligible for additional time to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(ii). To qualify, Xcel would need to submit a transfer application and a $5,000 application fee. The Company would also need to provide written notice to Nasdaq of its intention to cure the minimum bid price deficiency during the second compliance period by effecting a reverse stock split, if necessary. As part of its review process, the Nasdaq staff will make a determination of whether it believes the Company will be able to cure this deficiency. Should the Nasdaq staff conclude that Xcel will not be able to cure the deficiency, or should management determine not to submit a transfer application or make the required representation, Nasdaq will provide notice that the Company’s shares of common stock will be subject to delisting.

If the Company does not regain compliance within the allotted compliance period, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that Xcel’s shares of common stock will be subject to delisting from the Nasdaq Global Select Market. At such time, the Company may appeal the delisting determination to a hearings panel.

Management intends to monitor the Company’s common stock closing bid price between now and February 2, 2021, and will consider available options to resolve the Company’s noncompliance with the minimum bid price requirement, as may be necessary. There can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing criteria.

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

Overview

Xcel Brands, Inc. (“Xcel,” the “Company,” “we,” “us,” or “our”) is a media and consumer products company engaged in the design, production, marketing, wholesale distribution, and direct-to-consumer sales of branded apparel, footwear, accessories, jewelry, home goods and other consumer products, and the acquisition of dynamic consumer lifestyle brands. Xcel was founded by Robert W. D’Loren in 2011 with a vision to reimagine shopping, entertainment, and social as one. The Company owns and manages the Isaac Mizrahi brands (the "Isaac Mizrahi Brand"), the Judith Ripka brands (the "Ripka Brand"), the Halston brands ("Halston Brand"), and the C Wonder brands (the "C Wonder Brand”). The Company also owns and manages the Longaberger brand (the “Longaberger Brand”) through its 50% ownership interest in Longaberger Licensing, LLC. The Company and its licensees distribute through a ubiquitous channel retail sales strategy which includes distribution through interactive television, the Internet and e-commerce, and traditional brick-and-mortar retail channels. Headquartered in New York City, Xcel is led by an executive team with significant production, merchandising, design, marketing, retailing, and licensing experience, and a proven track record of success in elevating branded consumer product companies. With an experienced team of professionals focused on design, production, and digital marketing, Xcel maintains control of product quality and promotion across all of its product categories and distribution channels.

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

Summary of Operating Results

Three months ended September 30, 2020 (the “current quarter”) compared with the three months ended September 30, 2019 (the “prior year quarter”)

Revenues

Current quarter net revenue decreased approximately $3.5 million to $7.4 million from $10.9 million for the prior year quarter.

Net licensing revenue decreased by approximately $1.2 million in the current quarter to $5.2 million, compared with $6.4 million in the prior year quarter. Approximately half of this decline was attributable to a reduction in guaranteed minimum revenues from one of our existing licensing arrangements upon renewal effective January 1, 2020. The remaining portion of the decline in licensing revenue was driven by lower sales by our licensees as a result of an overall slowdown in economic activity related to the ongoing COVID-19 pandemic.

Net product sales decreased by approximately $2.3 million in the current quarter to $2.2 million, compared with $4.5 million in the prior year quarter. The decline in net product sales was the result of canceled and reduced wholesale orders caused by an overall slowdown in economic activity related to the ongoing COVID-19 pandemic.

Cost of Goods Sold

Current quarter cost of goods sold was $1.3 million, compared with $3.0 million for the prior year quarter due to lower volume of wholesale and e-commerce sales in the current quarter. Gross profit (net revenue less cost of goods sold) decreased approximately $1.9 million to $6.1 million from $8.0 million in the prior year quarter, primarily driven by the aforementioned decline in net licensing revenue.

Total gross profit margin increased from 73% in the prior year quarter to 83% in the current quarter, reflecting the proportional shift of revenue mix towards licensing revenues in the current quarter. Gross profit margin from product sales increased from 35% in the prior year quarter to 41% in the current quarter as a result of achieving greater efficiencies.

Operating Costs and Expenses

Operating costs and expenses decreased approximately $1.1 million from $7.6 million in the prior year quarter to $6.5 million in the current quarter. This reduction was primarily attributable to cost reduction actions taken by management in response to the COVID-19 pandemic, including temporary reductions of employee compensation and cutting non-essential costs. Also contributing to the reduction was government assistance received through the Paycheck Protection Program under the CARES Act, for which the Company recognized $0.2 million as a reduction to current quarter expenses, the recovery of $0.2 million of expenses previously recognized in 2019 for a potential acquisition which ultimately was not consummated, and a $0.2 million decrease in stock-based compensation costs. Partially offsetting these decreases in operating costs and expenses was a $0.4 million increase in depreciation and amortization expense, primarily due to the change in estimated life for the Judith Ripka trademarks, and $0.4 million of bad debt expense related to the bankruptcy of several retail customers due to the COVID-19 pandemic.

Other Income

During the current quarter, we recognized a $0.05 million net gain on the sale of certain assets related to the Longaberger brand.

Interest and Finance Expense

Interest and finance expense for the current quarter was $0.3 million, compared with $0.3 million for the prior year quarter.

Income Tax (Benefit) Provision

The effective income tax rate for the current quarter and the prior year quarter was approximately 25% and 333%, respectively, resulting in an income tax (benefit) provision of $(0.1) million and $0.1 million, respectively.

For the current quarter, the federal statutory rate differed from the effective tax rate primarily due to state taxes and recurring permanent differences, which increased the effective tax rate by approximately 12% and 18%, respectively, partially offset by the tax impact from the vesting of restricted shares of common stock, which was treated as a discrete item for tax purposes and decreased the effective rate by approximately 26%. The effective tax rate was also affected by the tax impact of a potential federal net operating loss carryback due to the CARES Act; this item increased the effective rate by approximately 3%.

For the prior year quarter, the effective tax rate was primarily attributable to the tax impact from the vesting of restricted shares of common stock, which was treated as a discrete item for tax purposes; this item increased the effective rate by approximately 291%. The federal statutory rate also differed from the effective tax rate due to state taxes and recurring permanent differences, which increased the effective tax rate by approximately 8% and 12%, respectively.

Net (Loss) Income

We had a net loss of $(0.5) million for the current quarter, compared with net loss of $(0.1) million for the prior year quarter.

Non-GAAP Net Income, Non-GAAP Diluted EPS, and Adjusted EBITDA

We had non-GAAP net income of approximately $0.8 million, or $0.04 per diluted share (“non-GAAP diluted EPS”), for the current quarter and $1.2 million, or $0.06 per diluted share, for the prior year quarter. Non-GAAP net income is a non-GAAP unaudited term, which we define as net income (loss), exclusive of amortization of trademarks, stock-based compensation, non-cash interest and finance expense from discounted debt related to acquired assets, loss on extinguishment of debt, gain on sales of assets, gain on reduction of contingent obligations, costs (recoveries) in connection with potential acquisitions, certain adjustments to allowances for doubtful accounts related to debtors that have filed for bankruptcy protection triggered by the impact of COVID-19, asset impairments, and deferred income taxes. Non-GAAP net income and non-GAAP diluted EPS measures do not include the tax effect of the aforementioned adjusting items, due to the nature of these items and the Company’s tax strategy.

We had Adjusted EBITDA of $1.4 million for the current quarter, compared with Adjusted EBITDA of $1.8 million for the prior year quarter. Adjusted EBITDA is a non-GAAP unaudited measure, which we define as net income (loss) before depreciation and amortization, interest and finance expenses (including loss on extinguishment of debt, if any), income taxes, other state and local franchise taxes, stock-based compensation, gain on reduction of contingent obligations, gain on sale of assets, costs (recoveries) in connection with potential acquisitions, asset impairments, and certain adjustments to allowances for doubtful accounts related to debtors that have filed for bankruptcy protection triggered by the impact of COVID-19.

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

The following table is a reconciliation of net loss (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net income:

	Three Months Ended
	September 30,
($ in thousands)	2020	2019
Net loss attributable to Xcel Brands, Inc. stockholders	$(434)	$(95)
Amortization of trademarks	1,107	786
Stock-based compensation	49	295
(Recovery of) costs in connection with potential acquisition	(189)	126
Certain adjustments to allowances for doubtful accounts	385	—
Property and equipment impairment	31	—
Gain on sale of assets	(46)	—
Deferred income tax (benefit) provision	(145)	137
Non-GAAP net income	$758	$1,249

The following table is a reconciliation of diluted loss per share (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted EPS:

	Three Months Ended
	September 30,
	2020	2019
Diluted loss per share	$(0.02)	$(0.01)
Amortization of trademarks	0.06	0.04
Stock-based compensation	—	0.01
(Recovery of) costs in connection with potential acquisition	(0.01)	0.01
Certain adjustments to allowances for doubtful accounts	0.02	—
Property and equipment impairment	—	—
Gain on sale of assets	—	—
Deferred income tax (benefit) provision	(0.01)	0.01
Non-GAAP diluted EPS	$0.04	$0.06
Non-GAAP weighted average diluted shares	19,291,275	19,559,816

The following table is a reconciliation of net (loss) income (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Three Months Ended
	September 30,
($ in thousands)	2020	2019
Net loss attributable to Xcel Brands, Inc. stockholders	$(434)	$(95)
Depreciation and amortization	1,437	991
Interest and finance expense	304	330
Income tax (benefit) provision	(145)	137
State and local franchise taxes	41	38
Stock-based compensation	49	295
(Recovery of) costs in connection with potential acquisition	(189)	126
Certain adjustments to allowances for doubtful accounts	385	—
Property and equipment impairment	31	—
Gain on sale of assets	(46)	—
Adjusted EBITDA	$1,433	$1,822

Both non-GAAP net income and Adjusted EBITDA for the current quarter include an adjustment to net (loss) income for allowances for doubtful accounts related to account debtors that have filed for bankruptcy protection triggered by the impact of COVID-19. In addition, net loss for the current quarter includes $0.2 million of PPP Benefit, which was recognized as a reduction to current quarter expenses for which the program was intended to compensate. As such, this amount is included in net (loss) income in accordance with GAAP. The expense reduction from the PPP is not considered a reconciling item for purposes of the computation of non-GAAP net income and Adjusted EBITDA due to the fact that the PPP Benefit represents a cash benefit and is directly related to the Company’s operating expenses incurred. Such treatment is also consistent with the calculation of EBITDA for financial covenant compliance purposes under the Xcel Term Loan.

Nine months ended September 30, 2020 (the “current nine months”) compared with the nine months ended September 30, 2019 (the “prior year nine months”)

Revenues

Current nine months net revenue decreased approximately $8.4 million to $22.0 million from $30.4 million for the prior year nine months.

Net licensing revenue decreased by approximately $5.7 million in the current nine months to $15.4 million, compared with $21.1 million in the prior year nine months. This decline was primarily driven by a combination of (i) lower customer sales by our licensees as a result of government-ordered retail store closures as well as an overall slowdown in economic activity related to the COVID-19 pandemic, (ii) revenues from one of our existing licensing arrangements changing from guaranteed minimum amounts to sales-based royalties effective April 1, 2019, and (iii) a reduction in guaranteed minimum revenues from another of our existing licensing arrangements upon renewal effective January 1, 2020.

Net product sales decreased by approximately $2.7 million in the current nine months to $6.6 million, compared with approximately $9.3 million in the prior year nine months. The decline in net product sales was primarily driven by lower sales as a result of government-ordered retail store closures as well as an overall slowdown in economic activity related to the COVID-19 pandemic during the second and third quarters of 2020, partially offset by volume growth in our apparel wholesale business in the first quarter of 2020.

Cost of Goods Sold

Current nine months cost of goods sold was $3.9 million, compared with $6.5 million for the prior year nine months due to lower overall volume of wholesale and e-commerce sales in the current nine months. Gross profit (net revenue less cost of goods sold) decreased approximately $5.8 million to $18.0 million from $23.8 million in the prior year nine months, primarily driven by the aforementioned decline in net licensing revenue.

Gross profit margin from product sales increased from 29% in the prior year nine months to 40% in the current nine months as a result of achieving greater efficiencies in our wholesale business operations. Total gross profit margin was 78% in the prior year nine months and 82% in the current nine months, up slightly due to the aforementioned increase in gross profit margins for product sales, while the proportional mix between licensing revenue and product sales was essentially unchanged.

Operating Costs and Expenses

Operating costs and expenses decreased approximately $2.3 million from $22.4 million in the prior year nine months to $20.1 million in the current nine months. This reduction was primarily due to various cost reduction actions taken by management in response to the COVID-19 pandemic, including temporary reductions of employee compensation and cutting non-essential costs, as well as government assistance received through the Paycheck Protection Program under the CARES Act, for which the Company recognized $1.8 million as a reduction to current nine months expenses. Partially offsetting these reductions was a $1.1 million increase in depreciation and amortization expense, primarily due to the change in estimated life for the Judith Ripka trademarks, and $1.0 million of bad debt expense recognized in the current nine months related to the bankruptcy of several retail customers due to the COVID-19 pandemic.

Other Income

During the current quarter, we recognized a $0.05 million net gain on the sale of certain assets related to the Longaberger brand.

During the prior year nine months, we recognized a $2.9 million gain on the reduction of contingent obligations related to the 2015 acquisition of the C Wonder Brand. As part of that acquisition, the seller was eligible to earn additional consideration based on future royalties related to the C Wonder Brand exceeding certain thresholds, and we recorded a liability for the potential future payment of such consideration. The final earn-out period ended on June 30, 2019, and the seller ultimately did not earn any additional consideration under the terms of the purchase agreement.

Interest and Finance Expense

Interest and finance expense for the current nine months was $0.9 million, compared with $1.2 million for the prior year nine months. This decrease is primarily attributable to the fact that the prior year nine months includes a $0.2 million loss on extinguishment of debt as a result of the February 11, 2019 term loan amendment, with no such comparable extinguishment loss in the current nine months.

Income Tax (Benefit) Provision

The effective income tax rate for the current nine months and the prior year nine months was approximately 10% and 40%, respectively, resulting in an income tax (benefit) provision of $(0.3) million and $1.3 million, respectively.

For the current nine months, the federal statutory rate differed from the effective tax rate primarily due to the tax impact from the vesting of restricted shares of common stock, which was treated as a discrete item for tax purposes and decreased the effect rate by approximately 5%. The effective rate was also attributable to state taxes and recurring permanent differences, which increased the effective tax rate by approximately 6% and decreased the effective tax rate by approximately 3%, respectively.

For the prior year nine months, the federal statutory rate differed from the effective tax rate primarily due to state taxes and recurring permanent differences, which increased the effective tax rate by approximately 9% and 9%, respectively. The effective tax rate was also partly attributable to the tax impact from the vesting of restricted shares of common stock, which was treated as a discrete item for tax purposes; this item increased the effective rate by approximately 4%

Net (Loss) Income

We had a net loss of $(2.6) million for the current nine months, compared with net income of $1.9 million for the prior year nine months.

Non-GAAP Net Income, Non-GAAP Diluted EPS, and Adjusted EBITDA

We had non-GAAP net income of approximately $2.1 million, or $0.11 per diluted share (“non-GAAP diluted EPS”), for the current nine months and $3.8 million, or $0.20 per diluted share, for the prior year nine months. We had Adjusted EBITDA of $3.9 million for the current nine months, compared with Adjusted EBITDA of $5.6 million for the prior year nine months.

The following table is a reconciliation of net (loss) income (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net income:

	Nine Months Ended
	September 30,
($ in thousands)	2020	2019
Net (loss) income attributable to Xcel Brands, Inc. stockholders	$(2,539)	$1,884
Amortization of trademarks	3,323	2,309
Non-cash interest and finance expense	—	16
Stock-based compensation	780	777
Loss on extinguishment of debt	—	189
(Recovery of) costs in connection with potential acquisition	(210)	231
Certain adjustments to allowances for doubtful accounts	971	—
Property and equipment impairment	113	—
Gain on sale of assets	(46)	—
Gain on reduction of contingent obligation	—	(2,850)
Deferred income tax (benefit) provision	(269)	1,280
Non-GAAP net income	$2,123	$3,836

The following table is a reconciliation of diluted (loss) earnings per share (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted EPS:

	Nine Months Ended
	September 30,
	2020	2019
Diluted (loss) earnings per share	$(0.13)	$0.10
Amortization of trademarks	0.17	0.12
Non-cash interest and finance expense	—	—
Stock-based compensation	0.04	0.04
Loss on extinguishment of debt	—	0.01
(Recovery of) costs in connection with potential acquisition	(0.01)	0.01
Certain adjustments to allowances for doubtful accounts	0.05	—
Property and equipment impairment	0.01	—
Gain on sale of assets	—	—
Gain on reduction of contingent obligation	—	(0.15)
Deferred income tax (benefit) provision	(0.02)	0.07
Non-GAAP diluted EPS	$0.11	$0.20
Non-GAAP weighted average diluted shares	19,092,828	18,840,149

The following table is a reconciliation of net (loss) income (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Nine Months Ended
	September 30,
($ in thousands)	2020	2019
Net (loss) income attributable to Xcel Brands, Inc. stockholders	$(2,539)	$1,884
Depreciation and amortization	4,069	2,939
Interest and finance expense	897	1,157
Income tax (benefit) provision	(269)	1,280
State and local franchise taxes	124	159
Stock-based compensation	780	777
(Recovery of) costs in connection with potential acquisition	(210)	231
Certain adjustments to allowances for doubtful accounts	971	—
Property and equipment impairment	113	—
Gain on sale of assets	(46)	—
Gain on reduction of contingent obligation	—	(2,850)
Adjusted EBITDA	$3,890	$5,577

Both non-GAAP net income and Adjusted EBITDA for the current nine months include certain adjustment to net (loss) income including allowances for doubtful accounts for account debtors that have filed for bankruptcy protection triggered by the impact of COVID-19. In addition, net loss for the current nine months includes $1.8 million of government assistance received through the Paycheck Protection Program under the CARES Act, which was recognized as a reduction to current nine months expenses for which the program was intended to compensate. As such, the PPP Benefit is included in net (loss) income in accordance with GAAP. Such treatment is also consistent with the calculation of EBITDA for financial covenant compliance purposes under the Xcel Term Loan.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund working capital needs, acquire new brands, and to a lesser extent, capital expenditures. As of September 30, 2020 and December 31, 2019, our cash and cash equivalents were $4.8 million and $4.6 million, respectively.

Restricted cash at September 30, 2020 and at December 31, 2019 consisted of $1.1 million of cash deposited with BHI as collateral for an irrevocable standby letter of credit associated with the lease of our current corporate office and operating facility.

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

Changes in Working Capital

Our working capital (current assets less current liabilities, excluding the current portion of operating lease obligations and any contingent obligations payable in common stock) was $8.7 million and $9.5 million as of September 30, 2020 and December 31, 2019, respectively. Working capital decreased by approximately $0.8 million during the first nine months of 2020 primarily due to the $0.6 million increase in the current portion of long-term debt.

Commentary on the components of our cash flows for the current nine months as compared with the prior year nine months is set forth below.

Operating Activities

Net cash provided by operating activities was approximately $2.2 million in the current nine months, compared with approximately $3.0 million in the prior year nine months.

The current nine months cash provided by operating activities was primarily attributable to the combination of the net loss of $(2.6) million plus non-cash expenses of approximately $5.8 million and the net change in operating assets and liabilities of approximately $(0.9) million. The net loss of $(2.6) million includes $1.8 million of government assistance received through the PPP under the CARES Act, which was recognized as a reduction to current nine months expenses for which the program was intended to compensate. Non-cash net expenses were primarily comprised of $4.1 million of depreciation and amortization, $0.8 million of stock-based compensation, $1.1 million of bad debt expense, and a deferred income tax benefit of $(0.3) million. The net change in operating assets and liabilities includes a decrease in accounts receivable of $1.4 million, a decrease in accounts payable, accrued expenses and other current liabilities of $(2.4) million, a decrease in inventory of $0.2 million, a decrease in prepaid expenses and other assets of $0.2 million, and cash paid in excess of rent expense of $(0.3) million. The net change in accounts receivable is attributable to a combination of the timing of collections, increased allowance for doubtful accounts, and lower revenues recognized as a result of the COVID-19 pandemic. The net change in accounts payable, accrued expenses and other current liabilities is due to timing of payments, as well as actions taken by management in response to the COVID-19 pandemic to conserve cash.

The prior year nine months cash provided by operating activities was primarily attributable to the combination of net income of $1.9 million plus non-cash expenses of approximately $2.3 million, partially offset by a net change in operating assets and liabilities of approximately $(1.2) million. Non-cash net expenses primarily consisted of $0.8 million of stock-based compensation, $2.9 million of depreciation and amortization, loss on extinguishment of debt of $0.2 million, deferred income tax provision of $1.3 million, and gain on reduction of contingent obligations of $(2.9) million. The net change from operating assets and liabilities included a decrease in accounts receivable of $1.2 million, an increase in inventory of approximately $(0.1) million, a decrease in accounts payable, accrued expenses and other current liabilities of $(1.7) million, and a decrease in other liabilities of $(0.2) million, all of which are primarily due to timing of collections and payments, and cash paid in excess of rent expense of $(0.3) million.

Investing Activities

Net cash used in investing activities for the current nine months was approximately $0.7 million, compared with approximately $9.7 million in the prior year nine months. Cash used in investing activities for in the current nine months was primarily attributable to capital expenditures, a substantial portion of which relates to the implementation of our ERP system, while cash used in investing activities for the prior year nine months was primarily related to cash consideration paid to acquire the Halston Heritage Brands.

Financing Activities

Net cash (used in) financing activities for the current nine months was approximately $(1.4) million, and was primarily attributable to payments made on long-term debt obligations of $(1.5) million, cash contributions received from the non-controlling interest holder in Longaberger Licensing, LLC of $0.3 million, and $(0.2) million of shares repurchased related to vested restricted stock in exchange for withholding taxes.

Net cash provided by financing activities for the prior year nine months was approximately $3.4 million, primarily attributable to proceeds received from long-term debt of $7.5 million, partially offset by payments made on long-term debt obligations of $(3.0) million, the final payment on the IM Seller Note obligation of $(0.7) million, and payment of $(0.3) million of deferred finance costs.

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

However, the impacts of the current COVID-19 pandemic are broad reaching and are having an impact on our licensing and wholesale businesses. The COVID-19 pandemic is impacting our supply chain as most of our products are manufactured in China, Thailand, and other places around the world affected by this event. Temporary factory closures and the pace of workers returning to work have impacted our contract manufacturers’ ability to source certain raw materials and to produce finished goods in a timely manner. The pandemic is also impacting distribution and logistics providers' ability to operate in the normal course of business. In addition, COVID-19 has resulted in a sudden and continuing decrease in sales for many of our products, resulting in order cancellations. Further, the pandemic has affected the financial health of certain of our customers, and the bankruptcy of certain other customers, including Lord & Taylor and Le Tote, Stein Mart, and Century 21, from which we had an aggregate of $1.21 million of accounts receivable due at September 30, 2020. As a result, we have recognized an allowance for doubtful accounts of $0.97 million for the nine months ended September 30, 2020, and may be required to make additional adjustments for doubtful accounts which would increase our operating expenses in future periods and negatively impact our operating results, and could result in our failure to meet financial covenants under our credit facility. Financial impacts associated with the COVID-19 pandemic include, but are not limited to, lower net sales, adjustments to allowances for doubtful accounts due to customer bankruptcy or other inability to pay their amounts due to vendors, the delay of inventory production and fulfillment, potentially further impacting net sales, and potential incremental costs associated with mitigating the effects of the pandemic, including increased freight and logistics costs and other expenses. The impact of the COVID-19 pandemic is expected to continue to have an adverse effect on our operating results, which could result in our inability to comply with certain debt covenants and require BHI to waive compliance with, or agree to amend, any such covenant to avoid a default. The COVID-19 pandemic is ongoing, and its dynamic nature, including uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the pandemic, and actions that would be taken by governmental authorities to contain the pandemic or to treat its impact, makes it difficult to forecast any effects on our results for the remainder of 2020. However, as of the date of this filing, we expect our results for 2020 and potentially 2021 to be significantly affected.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 14, 2020, for a discussion of our critical accounting policies. During the three and nine months ended September 30, 2020, there were no material changes to our accounting policies.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.    CONTROLS AND PROCEDURES

A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2020, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020 such that the information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

B. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

There have not been any significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A pandemic or outbreak of disease or similar public health threat, such as the COVID-19 pandemic, or fear of such an event, could have a material adverse impact on our business, operating results, and financial condition. The current COVID-19 pandemic has caused a disruption to our business, beginning in March 2020. The impacts of the current COVID-19 pandemic are broad reaching and are having an impact on our licensing and wholesale businesses. The COVID-19 pandemic is impacting our supply chain as most of our products are manufactured in China, Thailand, and other places around the world affected by this event. Temporary factory closures and the pace of workers returning to work have impacted our contract manufacturers’ ability to source certain raw materials and to produce finished goods in a timely manner. The pandemic is also impacting distribution and logistics providers' ability to operate in the normal course of business. In addition, COVID-19 has resulted in a sudden and continuing decrease in sales for many of our products, resulting in order cancellations. Further, the pandemic has affected the financial health of certain of our customers, and the bankruptcy of certain other customers, including Lord & Taylor and Le Tote, Stein Mart, and Century 21, from which we had an aggregate of $1.21 million of accounts receivable due at September 30, 2020. As a result, we have recognized an allowance for doubtful accounts of $0.97 million for the nine months ended September 30, 2020, and may be required to make additional adjustments for doubtful accounts which would increase our operating expenses in future periods and negatively impact our operating results, and could result in our failure to meet financial covenants under our credit facility. Financial impacts associated with the COVID-19 pandemic include, but are not limited to, lower net sales, adjustments to allowances for doubtful accounts due to customer bankruptcy or other inability to pay their amounts due to vendors, the delay of inventory production and fulfillment, potentially further impacting net sales, and potential incremental costs associated with mitigating the effects of the pandemic, including increased freight and logistics costs and other expenses. We expect that the impact the COVID-19 pandemic may have on our operating results could result in our inability to comply with certain debt covenants and require BHI to waive compliance with, or agree to amend, any such covenant to avoid a default. The COVID-19 pandemic is ongoing, and its dynamic nature, including uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the pandemic, and actions that would be taken by governmental authorities to contain the pandemic or to treat its impact, makes it difficult to forecast any effects on our 2020 results. However, as of the date of this filing, we expect our results for 2020 and potentially 2021 to be significantly affected.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered or registered securities during the three and nine months ended September 30, 2020.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

The following exhibits are filed herewith:

10.1 Amendment No. 5 to Second Amended and Restated Loan and Security Agreement
31.1 Rule 13a-14(a)/15d-14(a) Certification (CEO)
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

Date: November 13, 2020	By:	/s/ Robert W. D’Loren
Name: Robert W. D’Loren
Title: Chairman and Chief Executive Officer

	By:	/s/ James Haran
Name: James Haran
Title: Chief Financial Officer and Vice President