Form 10-K
period 2020-12-31
XCel Brands, Inc.
filed 2021-04-23
CIK 1083220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

⌧  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     ◻    No     ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes     ◻    No     ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ⌧    No     ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes     ⌧    No     ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ⌧	Smaller reporting company ⌧
Emerging Growth Company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     ◻    No     ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter was $10,967,000 based upon the closing price of such common stock on June 30, 2020.

The number of shares of the issuer’s common stock issued and outstanding as of March 30, 2021 was 19,260,862 shares.

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

Item 1.   Business

Overview

Xcel Brands, Inc. (the “Company,” “Xcel,” or “We”) is a media and consumer products company engaged in the design, production, marketing, wholesale and direct-to-consumer sales of branded apparel, footwear, accessories, fine jewelry, home goods and other consumer products, and the acquisition of dynamic consumer lifestyle brands.

Xcel was founded in 2011 with a vision to reimagine shopping, entertainment, and social media as one thing. Xcel owns the Isaac Mizrahi brand (the “Isaac Mirzrahi Brand”), the Halston brand (the “Halston Brand”), the Judith Ripka brand (the “Ripka Brand”), the C Wonder brand (the “C Wonder Brand”), the LOGO by Lori Goldstein brand (the “Logo Lori Goldstein Brand”), and the Longaberger brand (the “Longaberger Brand”), pioneering a true omni-channel sales strategy which includes the promotion and sale of products under its brands through interactive television, digital live-stream shopping, brick-and-mortar retail, wholesale and e-commerce channels to be everywhere their customers shop. The Company’s brands have generated over $3 billion in retail sales via live streaming in interactive television and digital channels alone.

Our objective is to build a diversified portfolio of lifestyle consumer products brands through organic growth and the strategic acquisition of new brands. To grow our brands, we are focused on the following primary strategies:

●	Distribution and/or licensing of our brands for sale through interactive television (i.e., QVC, HSN, The Shopping Channel, TVSN, CJO, etc.);
●	wholesale distribution of our brands to retailers that sell to the end consumer;
●	direct-to-consumer distribution of our brands through e-commerce and live streaming;
●	licensing our brands to manufacturers and retailers for promotion and distribution through e-commerce, social commerce, and traditional brick-and-mortar retail channels whereby we provide certain design services; and
●	acquiring additional consumer brands and integrating them into our operating platform and leveraging our operating infrastructure and distribution relationships.

We believe that Xcel offers a unique value proposition to our retail and direct-to-consumer customers, and our licensees for the following reasons:

●	our management team, including our officers’ and directors’ experience in, and relationships within the industry;
●	our deep knowledge and expertise in live streaming;
●	our design, production, sales, marketing, and supply chain and integrated technology platform that enables us to design and distribute trend-right product; and
●	our significant media and internet presence and distribution.

Our design, production and supply chain platform was developed to shorten the supply chain cycle by utilizing state-of-the-art supply chain management technology, trend analytics, and data science to actively monitor fashion trends and read and react to customer demands.

Recent Highlights

In November 2019, we acquired a controlling interest in the Longaberger Brand, an authentic American heritage home products brand that began making artisan baskets in 1896, and we are re-imagining it in 2021 as a digital live-streaming shopping marketplace built to bring women together to support local communities.

In April 2021, we acquired the Lori Goldstein brands, including LOGO by Lori Goldstein, a sophisticated lifestyle brand designed to bring style to the masses and that speaks to everyday women. The acquisition focuses on growing the popular brand through our omni-channel approach including live streaming, e-commerce, and interactive television, and expanding the business into new products and categories.

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

Our principal office is located at 1333 Broadway, New York, NY 10018. Our telephone number is (347) 727-2474. Additionally, we maintain websites for our respective brands and an e-commerce site for our Judith Ripka brand at www.isaacmizrahi.com, www.judithripka.com, www.cwonder.com, and www.lorigoldstein.com. Our corporate website is www.xcelbrands.com.

Our Brand Portfolio

Currently, our brand portfolio consists of the Isaac Mizrahi, Judith Ripka, Halston, C Wonder, Logo Lori Goldstein, and Longaberger Brands, and the various labels under these brands. We acquired the Logo Lori Goldstein Brand, and the various labels under the brand, in April 2021.

Isaac Mizrahi

Isaac Mizrahi is an iconic American brand that stands for timeless, cosmopolitan style. Isaac Mizrahi, the designer, launched his eponymous label in 1987 to critical acclaim, including four Council of Fashion Designers of America (CFDA) awards. Since then, this brand has become known and beloved around the world for its colorful and stylish designs. As a true lifestyle brand, under Xcel’s ownership it has expanded into over 150 different product categories including sportswear, footwear, handbags, watches, eyewear, tech accessories, home, and other merchandise. Under our ubiquitous-channel retail sales strategy, the brand is available across various distribution channels to reach customers wherever they shop: better department stores, such as Saks and Hudson’s Bay; interactive television, including QVC and The Shopping Channel; and national specialty retailers. The brand is also sold in various global locations, including Canada, Italy, the United Kingdom, and Japan. We acquired the Isaac Mizrahi brand in September 2011.

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

Halston

The Halston brand was founded by Roy Halston Frowick in the 1960s, and quickly became one of the most important American fashion brands in the world, becoming synonymous with glamour, sophistication, and femininity. Halston’s groundbreaking designs and visionary style still influence designers around the world today. We acquired the H Halston brands in December 2014, and since our acquisition of the Halston Heritage brands in February 2019, we own all Halston labels under our brands. The brand is available across various distribution channels including premium and better department stores, e-commerce, interactive television, and national specialty retailers.

C Wonder

The C Wonder brand was founded by J. Christopher Burch in 2011 to offer a wide-ranging assortment of beautiful, versatile, and spirited products that are designed to transport its customers to a place they have never been. C Wonder offers women’s clothing, footwear, jewelry and accessories, and delightful surprises at every turn. We acquired the C Wonder Brand in July 2015, and the brand is available at mass merchant retailers, clubs, and certain off-price retailers.

Longaberger

Longaberger is an iconic American heritage home and collectibles brand that began making baskets in 1896 and launched a direct sales company in 1973 by the Longaberger family. The brand is best known for its distinctive handwoven baskets. We acquired a 50% ownership interest in this brand through a joint venture with Hilco Global in November 2019, and are actively managing this brand to build on its history and bring it into the future as a digital first live-streaming and social commerce business. We launched our Longaberger e-commerce and live-streaming operations in February 2020.

Lori Goldstein

Lori Goldstein helped the fashion industry recognize the value and influence of a visionary stylist by telling powerful, transformative, and authentic stories through the static image. After 35 years behind the camera, Lori ventured in front of it in 2009 when she launched LOGO by Lori Goldstein, an exclusive collection for QVC. LOGO was born from Lori's lifelong passion for layering clothes and her "anything goes with everything" approach to fashion, and is a sophisticated lifestyle brand that embraces Lori's aesthetic and speaks to everyday women. LOGO draws inspiration from the beauty of women of all ages and sizes and gives them the tools and fashion pieces to be their most fabulous selves. We acquired the Lori Goldstein brands, including LOGO by Lori Goldstein, in April 2021, and the brand is currently available through the  QVC channel.

Growth Strategy

Our vision is intended to reimagine shopping, entertainment, and social media as one. To fulfill this vision, we plan to continue to grow the reach of our brand portfolio by leveraging our technology and live-streaming platforms, design expertise, our integrated design, production and supply chain technology platforms, marketing expertise, and our relationships with our retail and direct-to-consumer customers, key licensees, manufacturers, and retailers. We also continue to market our brands through our innovative true omni-channel retail sales strategy. Our strategy includes distribution through interactive television, e-commerce, live streaming, and traditional brick-and-mortar retail channels. By leveraging the reach and consumer engagement of our media partners, and by developing rich online video and social media content under our brands, our strategy is to drive increased customer engagement and generate sales across our channels of distribution. Key elements of our strategy include:

●	Expand and Leverage our Live-Streaming Platform. We recently launched our live-streaming platform through our Longaberger brand social commerce technology platform with the goal to build the world’s largest digital marketplace powered by live-streaming and micro-influencers for home and other related products designed to create a better lifestyle. We plan to leverage this technology across our other brands.
●	Expand and Leverage Design, Production and Supply Chain Platform. Our design, production and supply chain platform shortens the supply chain cycle by utilizing state-of-the-art product lifecycle management (“PLM”) and Enterprise Resource Planning (“ERP”) systems, proprietary merchandising strategies, 3D design, trend analytics, data science and consumer insight testing to actively monitor fashion trends, while leveraging our experience and know-how to quickly design, test, market, produce, and source high-quality goods. Given some of the challenges facing the department store industry today, including declining customer traffic, aggressive mark-down cadence, and inability to respond quickly to customer demands, we developed this design, production and supply chain platform to address these challenges and deliver a 360-degree solution to our retail partners, including design, marketing, production, and sourcing services. We intend to leverage the platform across additional brands and retailers, and we believe that it provides us with a value-added service that differentiates us from our competitors and competing brands.
●	Continue to Develop our Integrated Technologies Platform. We are developing and investing in integrated technologies including live-streaming and direct sales, e-commerce, customer relationship management, 3D design, trend analytics, data science, and consumer insight testing as a refinement of our marketing, design, production and supply chain capabilities in order to market, design, plan, and distribute our products more efficiently and intelligently. Driven by short-lead marketing, such as live streaming, social media, and new direct-to-consumer business models, consumers now expect more from brands and retailers, and we believe that the solution is to deliver to the customer what they want, when they want it, at a price that is fair. Advances in 3D design technologies and software allow us to design more efficiently, seamlessly communicate technical aspects of designs with our manufacturing partners, and produce better, more consistent products. Additionally, photo-realistic images generated by the current generation of 3D design software can be used to perform consumer insight testing on products, to determine demand and plan quantities for production even before a sample is made. Trend analytics including advanced algorithms focused on internet searches, social media, and inventory trends provide a forward-looking view of consumer design preferences and allow us to design into trends early-on, while data analytics will allow us to review performance and respond quickly in our read-and-react design, production and supply chain model. Live streaming and customer relationship management systems enable us to better demonstrate our products and foster high engagement with our customers. We will also seek to utilize machine learning and artificial intelligence to automate at least a portion of these functions.

We believe that our investment into these technologies position us to provide unique solutions to a rapidly changing environment. More importantly, we believe that it will help us continue to grow our business across our brands, and the integrated technologies platform itself should develop more significant value as we continue to build and develop it.

●	Expand Other Retail Partnerships. We have entered into promotional collaborations and/or marketing agreements with large global companies such as Sesame Street, Hewlett Packard, Revlon, Johnson & Johnson, and Kleenex, and have developed exclusive programs through certain licensees for specialty retailers such as Best Buy and Bed Bath & Beyond. We plan to continue to develop strategic relationships under our brands that can leverage our media reach through interactive television and social media to drive traffic and sales for our brands and retail partners and enhance the visibility of our brands.
●	Expand Wholesale License Relationships. We have entered into numerous license agreements for various product categories under our brands. We have expanded the presence of our brands at department stores and have launched additional categories in the department store channel, including footwear, handbags, dresses, costume jewelry, and sunglasses. We continue to seek opportunities to expand the businesses of our licensees, as well as entering into licenses for new categories under each of our brands where the category is authentic to the brand, for both our existing brands as well as brands that we may acquire and/or develop in the future.
●	Deliver Quality Product Offerings. We employ a professional team to provide best in class design, production and distribution to ensure that our products adhere to stringent quality standards and design specifications that we have developed. We intend to continue to invest in our design and marketing capabilities in order to differentiate our services to our customers and licensees and our brands in the marketplace.
●	Acquire, Develop or Partner with Brands. We plan to continue to pursue the acquisition and/or development of additional brands or the rights to brands which we believe are synergistic and complementary to our overall strategy. Our brand acquisition and development strategy are focused on dynamic brands that we believe:
o	are synergistic to our existing portfolio of brands;
o	are strategic to our growth in a channel of distribution; and
o	are expected to be accretive to our earnings.

Licensing Design, Production and Marketing

Interactive TV

Qurate Retail Group (“Qurate”) is an important strategic partner in our interactive television business, is our largest licensee for our Mizrahi, Ripka, Halston, and Longaberger brands. Qurate’s business model is to promote and sell products through its interactive television programs featured on QVC and HSN and related e-commerce and mobile platforms. We employ and manage on-air spokespersons under each of these brands in order to promote products under our brands on QVC and HSN. According to Qurate, Qurate had global revenues of approximately $14.2 billion in 2020, of which e-commerce sales represented approximately $8.9 billion, and Qurate’s programming currently reaches approximately 380 million homes worldwide. Qurate is ranked as one of the Top 10 e-commerce retailers in North America according to Digital Commerce 360. Our agreements with Qurate allow our on-air spokespersons to promote our non-Qurate product lines and strategic partnerships under the Mizrahi, Ripka, and Halston brands through QVC’s and HSN’s programs, subject to certain parameters including the payment of a portion of our non-Qurate revenues to Qurate. We believe that our ability to continue to leverage Qurate’s media platform, reach, and attractive customer base to cross-promote products in and drive traffic to our other channels of distribution provides us a unique advantage.

The licensing business model allows us to focus on our core competencies of design, production, marketing, and brand management without much of the investment requirements in inventory associated with traditional consumer product companies. The Isaac Mizrahi Brand is licensed through our wholly owned subsidiary, IM Brands, LLC (“IM Brands”), the Ripka Brand is licensed through our wholly owned subsidiary, JR Licensing, LLC (“JR Licensing”) and the Halston Brand is licensed through our wholly owned subsidiaries, H Licensing, LLC (“H Licensing”) and H Heritage Licensing, LLC ("H Heritage Licensing") and the Longaberger brand is licensed through our joint venture Longaberger Licensing, LLC (“Longaberger Licensing”).

Qurate Agreements

Through our wholly owned subsidiaries, we have entered into direct-to-retail license agreements with Qurate Retail Group (“Qurate”), pursuant to which we design, and Qurate sources and sells, various products under our IsaacMizrahiLIVE brand, the Judith Ripka brands, the H by Halston brand, and the Longaberger brand. These agreements include, respectively, the Qurate Agreement for the Mizrahi Brand (the "IM QVC Agreement"), the Qurate Agreement for the Ripka Brand (the "Ripka QVC Agreement"), the Qurate Agreement for the H Halston Brand (the “H QVC Agreement"), and the Qurate Agreement for the Longaberger Brand (the “Longaberger QVC Agreement”) (collectively, the “QVC Agreements”). Qurate owns the rights to all designs produced under these agreements, and the agreements include the sale of products across various categories through Qurate’s television media and related internet sites.

Pursuant to these agreements, we have granted to Qurate and its affiliates the exclusive, worldwide right to promote our branded products, and the right to use and publish the related trademarks, service marks, copyrights, designs, logos, and other intellectual property rights owned, used, licensed and/or developed by us, for varying terms as set forth below. The agreements include automatic renewal periods as detailed below unless terminated by either party.

			Xcel Commenced
Agreement	Current Term Expiry	Automatic Renewal	Brand with QVC	QVC Product Launch
IM QVC Agreement	September 30, 2021	one-year period	September 2011	2010
Ripka QVC Agreement	March 31, 2022	one-year period	April 2014	1999
H QVC Agreement	December 31, 2022	three-year period	January 2015	2015
Longaberger QVC Agreement	October 31, 2021	two-year period	November 2019	2019

In connection with the foregoing and during the same periods, Qurate and its subsidiaries have the exclusive, worldwide right to use the names, likenesses, images, voices, and performances of our spokespersons to promote the respective products. Under the IM QVC Agreement, IM Brands has also granted to Qurate and its affiliates, during the same period, exclusive, worldwide rights to promote third party vendor co-branded products that, in addition to bearing and being marketed in connection with the trademarks and logos of such third-party vendors, also bear or are marketed in connection with the IsaacMizrahiLIVE trademark and related logo.

Under the QVC Agreements, Qurate is obligated to make payments to us on a quarterly basis, based upon the net retail sales of the specified branded products. Net retail sales are defined as the aggregate amount of all revenue generated through the sale of the specified branded products by Qurate and its subsidiaries under the QVC Agreements, excluding freight, shipping and handling charges, customer returns, and sales, use, or other taxes.

Notwithstanding our grant of worldwide promotion rights to Qurate, we may, with the permission of Qurate, sell the respective branded products (i) to better or prestige retailers, but excluding discount divisions of such companies and mass merchants, (ii) via specifically branded brick-and-mortar retail stores, and (iii) via company websites, in exchange for making reverse royalty payments to Qurate based on the net retail sales of such products through such channels – with the exception of the Longaberger Brand, for which no reverse royalty payments are required to be made to Qurate under the terms of the applicable agreement.

Also, under the QVC Agreements, except for the Longaberger QVC Agreement, we will pay a royalty participation fee to Qurate on revenue earned from the sale, license, consignment, or any other form of distribution of any products, bearing, marketed in connection with or otherwise associated with the specified trademarks and brands.

Under the QVC Agreements, we are generally restricted from selling products under the specified respective brands or trademarks (including the trademarks, copyrights, designs, logos, and related intellectual property themselves) to certain mass merchants. The QVC Agreements generally prohibit us from selling products under the specified respective brands or any of our other trademarks and brands to a direct competitor of Qurate (generally defined as any entity other than Qurate whose primary means of deriving revenue is the transmission of interactive television programs) without Qurate’s consent. In addition, during the terms of the IM QVC Agreement and the Ripka QVC Agreement, and for one year thereafter, the respective subsidiary may not, without Qurate’s consent, promote, advertise, endorse, or sell (i) the specified branded products through any means or (ii) any products through interactive television. During the term of the H QVC Agreement, and for one year thereafter, H Licensing may not, without Qurate’s consent, promote, advertise, endorse, or sell any products, including the H by Halston brands, through interactive television.

In addition to the foregoing, certain of the agreements permit us to promote brick-and-mortar collections on Qurate’s television programs subject to certain terms and restrictions.

For the years ended December 31, 2020 and 2019, net revenue from Qurate collectively accounted for 60% and 53%, respectively, of the total revenues of the Company.

In the fourth quarter of 2020, the Company transitioned and discontinued licensing of the H Halston brand to QVC. The Company began wholesale supply sales of the H Halston products under arrangements with HSN and certain QVC global affiliates and other unrelated interactive television networks.

Other Licensing Agreements

We have entered into numerous other licensing agreements for sales and distribution through e-commerce and traditional brick-and-mortar retailers. Authorized distribution channels include department stores, mass merchant retailers, clubs, and national specialty retailers such as Best Buy and Bed Bath & Beyond. Under our other licenses, a supplier is granted rights, typically on an exclusive basis, to a single or small group of related product categories for sale to multiple accounts within an approved channel of distribution and territory. Our other license agreements typically provide the licensee with the exclusive rights for a certain product category in a specified territory and/or distribution channel under a specific brand or brands. Our other license agreements cover various categories, including but not limited to women’s apparel, footwear, and accessories; bath and body; jewelry; home products; men’s apparel and accessories; children’s and infant apparel, footwear, and accessories; and electronics cases and accessories. The terms of the agreements generally range from three to six years with renewal options.

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

Wholesale and e-Commerce

In February 2020, we added our Longaberger brand to our e-commerce and live-streaming operations.  We continue to expand our wholesale business by adding new domestic accounts, expanding in international markets, and pursuing independent retailers for our jewelry business. Our strategy is to continue to grow our direct-to-consumer and live-streaming businesses into a significant portion of our overall business.

Collaborations

In certain cases, the Company collaborates with and provides promotional services to other brands or companies, which arrangements may include the use of our brands for the promotion of such company or brands through the internet, television, or other digital content, print media, or other marketing campaigns featuring in-person appearances by our celebrity spokespersons, the development of limited collections of products (which may include co-branded products) for such company, or other services as determined on a case-by-case basis. These have included promotions with Sesame Street, Hewlett Packard, Revlon, Johnson & Johnson, and Kleenex.

We also provide certain technology services to our retail partners and certain of our licensees under our proprietary integrated technology platform.

Marketing

Marketing is a critical element to maximize brand value to our licensees and our Company. Therefore, we employ live streaming, social media, and other marketing and public relations support for our brands.

Given our true omni-channel retail sales strategy focusing on the sale of branded products through various distribution channels (including live-streaming, e-commerce, interactive television, and traditional brick-and-mortar sales channels), our marketing efforts currently focus on leveraging micro and mega-influencers, entertainment tie-ins, PR and editorial, social media campaigns, personal appearances, and digital content in order to drive retail sales of product and consumer awareness across our various sales distribution channels. We seek to create the intersection where shopping, entertainment, and social media meet. As such, our marketing is currently conducted primarily through live-streaming and social media, videos, images, and other digital content that are all updated regularly and are amplified by micro and mega-influencers and entertainment tie-ins. Our efforts also include promoting namesakes of our brands and our personalities through various media including live-streaming, television, design for performances, and other events. We also work with our retail partners to leverage their marketing resources, including e-commerce platforms and related digital marketing campaigns, social media platforms, direct mail pieces, and public relations efforts.

Our agreements with Qurate allow our brand spokespersons to promote our non-Qurate product lines and strategic partnerships under our brands through Qurate’s programs, subject to certain parameters including the payment of a portion of our non-Qurate revenues to Qurate. We believe that this provides us with the ability to leverage Qurate’s media platform (including television, e-commerce, and social media) and Qurate’s customer base of approximately 380 million households worldwide to cross-promote products in and drive traffic to our other channels of distribution. Many of our licensees make advertising and marketing contributions to the Company under their license agreements which are used to fund marketing-related expenses and further promote our brands as we deem appropriate. Certain of the wholesale licenses contain requirements to provide advertising or marketing for our brands under their respective license agreements.

We also market the Mizrahi brand through www.isaacmizrahi.com, Halston Brand through www.halston.com, the Judith Ripka Fine Jewelry brand through www.judithripka.com, the C Wonder brand through www.cwonder.com, the Logo Lori Goldstein brand through www.lorigoldstein.com, and the Longaberger brand through www.longaberger.com. Through our websites, we are able to present the products under our brands to customers with branding that reflects each brand’s heritage and unique point-of-view.

Our e-commerce businesses’ growth is dependent on live-streaming and other marketing to drive traffic to our websites and converting our visitors into customers.

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

Because many of our competitors have significantly greater cash, revenues, and resources than we do, we must work to differentiate ourselves from our direct and indirect competitors to successfully compete for market share with the brands we own and for future acquisitions. We believe that the following factors help differentiate our Company in an increasingly crowded competitive landscape:

●	our management team, including our officers’ and directors’ historical track records and relationships within the industry;
●	our brand management platform, which has a strong focus on design, product, marketing, and technology; and
●	our operating strategies of wholesales and direct-to consumer sales and licensing brands with significant media presence and driving sales through our true omni-channel retail sales strategy across interactive television, brick-and-mortar, live streaming, and e-commerce distribution channels.

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

Trademarks

The Company, through its subsidiaries, owns and exploits the Mizrahi brands, which include the trademarks and brands Isaac Mizrahi, Isaac Mizrahi New York, IMNYC Isaac Mizrahi, and IsaacMizrahiLIVE; the Ripka brands, which include the trademarks and brands Judith Ripka LTD, Judith Ripka Collection, Judith Ripka Legacy, Judith Ripka, and Judith Ripka Sterling; all Halston brands and trademarks, namely, Halston, Halston Heritage, Roy Frowick, H by Halston, and H Halston; the C Wonder brands, which include the trademarks and brands C Wonder and C Wonder Limited; and the Logo Lori Goldstein brands, which include the trademarks and brands LOGO by Lori Goldstein, LOGO, LOGO Links, LOGO Lounge, LOGO Layers, and LOGO Luna. We also manage and have a 50% ownership interest in the brands and trademarks of the Longaberger brand through our joint venture with Hilco Global.

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

Human Capital

Our employees’ knowledge, social, and personality attributes enable our company to achieve its goals, develop our business, and remain innovative. As of December 31, 2020, we had 60 full-time employees and nine part-time employees. We value our employees and are committed to providing a healthy and safe work environment. For certain key employees, including our brand ambassadors and spokespersons, we typically enter into multi-year employment agreements. Overall, we believe that our relationship with our employees is good. None of our employees are represented by a labor union.

Government Regulation

We are subject to federal, state, and local laws and regulations affecting our business, including those promulgated under the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the rules and regulations of the Consumer Product Safety Commission, and various environmental laws and regulations. We believe that we are in compliance in all material respects with all applicable governmental regulations.

Item 1A.   Risk Factors

In addition to the other information contained herein or incorporated herein by reference, the risks and uncertainties and other factors described below could have a material adverse effect on our business, financial condition, results of operations and share price and could also cause our future business, financial condition and results of operations to differ materially from the results contemplated by any forward-looking statement we may make herein, in any other document we file with the Securities and Exchange Commission (“SEC”), or in any press release or other written or oral statement we may make. Please also see “Forward-Looking Statements” on page 3 for additional information regarding Forward-Looking Statements.

Risks Related to Our Business

We have a limited amount of cash to grow our operations. If we cannot obtain additional sources of cash, our growth prospects and future profitability may be materially adversely affected, and we may not be able to implement our business plan. Such additional financing may not be available on satisfactory terms or it may not be available when needed, or at all.

As of December 31, 2020, we had cash and cash equivalents of approximately $5.0 million. Although we believe that our existing cash and our anticipated cash flow from operations will be sufficient to sustain our operations at our current expense levels for at least 12 months subsequent to the date of the filing of this Annual Report on Form 10-K, we may require significant additional cash to satisfy our working capital requirements, expand our operations or acquire additional brands, although historically we have funded acquisitions with debt and equity financing. Our inability to finance our growth, either internally through our operations or externally, may limit our growth potential and our ability to execute our business strategy successfully. If we issue securities to raise capital to finance operations and/or pay down or restructure our debt, our existing stockholders may experience dilution. In addition, the new securities may have rights senior to those of our common stock.

Our significant debt obligations could impair our liquidity and financial condition, and in the event we are unable to meet our debt obligations, we could lose ownership of our trademarks and/or other assets.

On April 14, 2021, we entered into a loan and security agreement with Bank Hapoalim B.M. and FEAC Agent LLC and the financial institutions party thereto. We have an outstanding balance of $25.0 million as of April 15, 2021 under this credit facility. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions or for other operating needs.

Our debt obligations:

●	could impair our liquidity;
●	could make it more difficult for us to satisfy our other obligations;
●	are secured by substantially all of our assets;
●	require us to dedicate a substantial portion of our cash flow to payments on our debt obligations, which reduces the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements;
●	could impede us from obtaining additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes;
●	impose restrictions on us with respect to the use of our available cash, including in connection with future transactions;
●	could limit our ability to execute on our acquisition strategy; and
●	make us more vulnerable in the event of a downturn in our business prospects and could limit our flexibility to plan for, or react to, changes in our sales and licensing channels.

In the event that we fail in the future to make any required payment under the agreements governing our indebtedness or if we fail to comply with the financial and operating covenants contained in those agreements, we would be in default with respect to that indebtedness and the lenders could declare such indebtedness to be immediately due and payable. Our prior credit facility with Bank Hapoalim B.M. had been amended in the past (including for the years ended December 31, 2020 and 2019) to eliminate or change the minimum EBITDA (as defined in the agreement) requirement for specified periods. The impact the COVID-19 pandemic will have on our operating results could result in our inability to comply with certain debt covenants and require the lenders under the loan agreement to waive compliance with or agree to amend any such covenant to avoid a default. There can be no assurance that the lenders will amend or grant waivers to the loan agreement to adjust or eliminate covenants or waive our non-compliance or breach of a financial or other covenant in the future. Termination of any of the Qurate Agreements would also result in a default under our loan agreement. A debt default could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under all or a portion of our indebtedness, or a renegotiation of our loan agreement with more onerous terms and/or additional equity dilution. Since substantially all of our debt obligations are secured by our assets, upon a default, our lenders may be able to foreclose on our assets.

A substantial portion of our licensing revenue is concentrated with a limited number of licensees such that the loss of any of such licensees could decrease our revenue and impair our cash flows.

A substantial portion of our revenues has been paid by Qurate, through the respective agreements with Qurate through QVC and HSN. During the years ended December 31, 2020 and 2019, Qurate accounted for approximately 60% and 53%, respectively, of our total revenue. Because we are dependent on these agreements with Qurate for a significant portion of our revenues, if Qurate were to have financial difficulties, or if Qurate decides not to renew or extend its existing agreements with us, our revenue and cash flows could be reduced substantially. Our cash flow would also be significantly impacted if there were significant delays in our collection of receivables from Qurate. Additionally, we have limited control over the programming that Qurate devotes to our brands or its promotional sales with our brands (such as “Today’s Special Value” sales). Qurate has reduced the programming time it devotes to jewelry and, accordingly, also to our Ripka brand, and if Qurate further reduces or modifies its programming or promotional sales related to our brands, our revenues and cash flows could be reduced substantially. In order to increase sales of a brand through Qurate, we generally require additional television programming time dedicated to the brand by Qurate. Qurate is not required to devote any minimum amount of programming time for any of our brands.

While our business with Qurate has grown since the IsaacMizrahiLIVE brand was launched through December 31, 2017, our 2018 Qurate revenues were flat to 2017, and Qurate revenues declined from 2018 to 2019 and again from 2019 to 2020. There is no guarantee that our Qurate revenues will grow in the future or that they will not decline. Additionally, there can be no assurance that our other licensees will be able to generate sales of products under our brands or grow their existing sales of products under our brands, and if they do generate sales, there is no guarantee that they will not cause a decline in sales of products being sold through Qurate.

Our agreements with Qurate restrict us from selling products under our brands with certain retailers, or branded products we sell on Qurate to any other retailer except certain interactive television channels in other territories approved by Qurate, and provides Qurate with a right to terminate the respective agreement if we breach these provisions.

Although most of our licenses and our Qurate Agreements prohibit the sale of products under our brands to retailers who are restricted by Qurate, and our license agreements with other interactive television companies prohibit such licensees from selling products to retailers restricted by Qurate under the brands we sell on Qurate outside of certain approved territories, one or more of our licensees could sell to a restricted retailer or territory, putting us in breach of our agreements with Qurate and exposing us to potential termination by Qurate. A breach of any of these agreements could also result in Qurate seeking monetary damages, seeking an injunction against us and our other licensees, reducing the programming time allocated to our brands, and/or terminating the respective agreement, which could have a material adverse effect on our net income and cash flows. Termination of any one of our agreements with Qurate would result in a default under our credit facility with Bank Hapoalim B.M. and would also enable Bank Hapoalim B.M. to foreclose on our assets, including our membership interests in our subsidiaries, which combined currently hold all of our trademarks and other intangible assets.

We are dependent upon the promotional services of Isaac Mizrahi as they relate to the Mizrahi brands.

If we lose the services of Isaac Mizrahi, we may not be able to fully comply with the terms of our agreement with Qurate, and it may result in significant reductions in the value of the Mizrahi brands and our prospects, revenues, and cash flows. Isaac Mizrahi is a key individual in our continued promotion of the Mizrahi brands and the principal salesperson of the Mizrahi brands on Qurate. Failure of Isaac Mizrahi to provide services to Qurate could result in a termination of the IM Qurate Agreement, which could trigger an event of default under our credit facility with Bank Hapoalim B.M. Although we have entered into an employment agreement with Mr. Mizrahi and he is a significant stockholder of Xcel, there is no guarantee that we will not lose his services. To the extent that any of Mr. Mizrahi’s services become unavailable to us, we will likely need to find a replacement for Mr. Mizrahi to promote the Mizrahi brands. Competition for skilled designers and high-profile brand promoters is intense, and compensation levels may be high, and there is no guarantee that we would be able to identify and attract a qualified replacement, or if Mr. Mizrahi’s services are not available to us, that we would be able to promote the Mizrahi brands as well as we are able to with Mr. Mizrahi. This could significantly affect the value of the Mizrahi brands and our ability to market the brands, and could impede our ability to fully implement our business plan and future growth strategy, which would harm our business and prospects. Additionally, while we acquired all trademarks, image, and likeness of Isaac Mizrahi, pursuant to the acquisition of the Mizrahi business and his employment agreement, Mr. Mizrahi has retained certain rights to participate in outside business activities, including hosting and appearing in television shows, movies and theater productions, and writing and publishing books and other publications. Mr. Mizrahi’s participation in these personal business ventures could limit his availability to us and affect his ability to perform under this employment agreement. Finally, there is no guarantee that Mr. Mizrahi will not take an action that consumers view as negative, which may harm the Mizrahi brands as well as our business and prospects.

We are dependent upon the promotional services of Lori Goldstein as they relate to the Logo Lori Goldstein brands.

If we lose the services of Lori Goldstein, we may not be able to fully comply with the terms of our agreement with Qurate, and it may result in significant reductions in the value of the Logo Lori Goldstein brands and our prospects, revenues, and cash flows. Lori Goldstein is a key individual in our continued promotion of the Logo Lori Goldstein brands and the principal salesperson of the Logo Lori Goldstein brands on Qurate. Failure of Lori Goldstein to provide services to Qurate could result in a termination of related agreements with Qurate, which could trigger an event of default under our credit facility with Bank Hapoalim B.M. Although we have entered into an employment agreement with Ms. Goldstein, there is no guarantee that we will not lose her services. To the extent that any of Ms. Goldstein’s services become unavailable to us, we will likely need to find a replacement for Ms. Goldstein to promote the Logo Lori Goldstein brands. Competition for skilled designers and high-profile brand promoters is intense, and compensation levels may be high, and there is no guarantee that we would be able to identify and attract a qualified replacement, or if Ms. Goldstein’s services are not available to us, that we would be able to promote the Logo Lori Goldstein brands as well as we are able to with Ms. Goldstein. This could significantly affect the value of the Logo Lori Goldstein brands and our ability to market the brands, and could impede our ability to fully implement our business plan and future growth strategy, which would harm our business and prospects. Additionally, while we acquired all trademarks, image, and likeness of Lori Goldstein, pursuant to the acquisition of the Logo Lori Goldstein assets and her employment agreement, Ms. Goldstein has retained certain rights to participate in outside business activities, including hosting and appearing in television shows, movies and theater productions, and writing and publishing books and other publications. Ms. Goldstein’s participation in these personal business ventures could limit her availability to us and affect her ability to perform under this employment agreement. Finally, there is no guarantee that Ms. Goldstein will not take an action that consumers view as negative, which may harm the Logo Lori Goldstein brands as well as our business and prospects.

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

We expect to achieve growth based upon our plans to expand our business under our existing brands. If we fail to manage our expected future growth, our business and operating results could be materially harmed.

We expect to achieve growth in our existing brands through expansion of our wholesale business and e-commerce platforms. Revenue growth is expected to come from new wholesale accounts and increased traffic to our e-commerce sites. We continue to seek new opportunities and international expansion through interactive television and licensing arrangements. The success of our company, however, will still remain largely dependent on our ability to build and maintain broad market acceptance of our brands, to contract with and retain key licensees and on our licensees’ ability to accurately predict upcoming fashion and design trends within customer bases and fulfill the product requirements of retail channels within the global marketplace.

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

We are subject to the risks associated with our Judith Ripka brand’s wholesale and direct-to-consumer model.

We commenced e-commerce sales and wholesales of our Judith Ripka brand in 2017 and 2018, respectively. In 2019, we completed the transition of our non-interactive television operations of our Judith Ripka brand to a wholesale and direct-to-consumer model, thus changing these operations from a licensed model to a wholesale and direct-to-consumer business model. As a result, we do not have a well-established history of conducting these operations.

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

As a fashion company, we face intense competition from other domestic and foreign apparel, footwear, accessories, and jewelry manufacturers and retailers. Competition has and may continue to result in pricing pressures, reduced profit margins, lost market share, or failure to grow our market share, any of which could substantially harm our business and results of operations. Competition is based on many factors including, without limitation, the following:

●	establishing and maintaining favorable brand recognition;
●	developing products that appeal to consumers;
●	pricing products appropriately;
●	determining and maintaining product quality;
●	obtaining access to sufficient floor space in retail locations;
●	providing appropriate services and support to retailers;
●	maintaining and growing market share;
●	developing and maintaining a competitive e-commerce site;
●	hiring and retaining key employees; and
●	protecting intellectual property.

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

We and our licensees work with several manufacturers overseas, primarily located in China and Thailand. A manufacturing contractor’s failure to ship products to us in a timely manner or to meet the required quality standards could cause us to miss the delivery date requirements of our customers for those items. The failure to make timely deliveries may cause customers to cancel orders, refuse to accept deliveries or demand reduced prices, any of which could have a material adverse effect on us. As a result of the magnitude of our foreign sourcing, our business is subject to the following risks:

●	political and economic instability in countries or regions, especially Asia, including heightened terrorism and other security concerns, which could subject imported or exported goods to additional or more frequent inspections, leading to delays in deliveries or impoundment of goods;

●	imposition of regulations, quotas and other trade restrictions relating to imports, including quotas imposed by bilateral textile agreements between the U.S. and foreign countries;
●	currency exchange rates;
●	imposition of increased duties, taxes and other charges on imports;
●	pandemics and disease outbreaks such as COVID-19;
●	labor union strikes at ports through which our products enter the U.S.;
●	labor shortages in countries where contractors and suppliers are located;
●	restrictions on the transfer of funds to or from foreign countries;
●	disease epidemics and health-related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;
●	the migration and development of manufacturing contractors, which could affect where our products are or are planned to be produced;
●	increases in the costs of fuel, travel and transportation;
●	reduced manufacturing flexibility because of geographic distance between our foreign manufacturers and us, increasing the risk that we may have to mark down unsold inventory as a result of misjudging the market for a foreign-made product; and
●	violations by foreign contractors of labor and wage standards and resulting adverse publicity.

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

A pandemic or outbreak of disease or similar public health threat, such as the COVID-19 pandemic, or fear of such an event, could have a material adverse impact on our business, operating results, and financial condition. The current COVID-19 pandemic has caused a disruption to our business, beginning in March 2020. The impacts of the current COVID-19 pandemic are broad reaching and are having an impact on our licensing and wholesale businesses. The COVID-19 pandemic is impacting our supply chain as most of our products are manufactured in China, Thailand, and other places around the world affected by this event. Temporary factory closures and the pace of workers returning to work have impacted our contract manufacturers’ ability to source certain raw materials and to produce finished goods in a timely manner. The pandemic is also impacting distribution and logistics providers' ability to operate in the normal course of business. In addition, COVID-19 has resulted in a sudden and continuing decrease in sales for many of our products, resulting in order cancellations. Further, the pandemic has affected the financial health of certain of our customers, and the bankruptcy of certain other customers, including Lord & Taylor and Le Tote, Stein Mart, and Century 21, from which we had an aggregate of $1.21 million of accounts receivable due at December 31, 2020. As a result, we have recognized an allowance for doubtful accounts of $0.97 million for the year ended December 31, 2020, and may be required to make additional adjustments for doubtful accounts which would increase our operating expenses in future periods and negatively impact our operating results, and could result in our failure to meet financial covenants under our credit facility. Financial impacts associated with the COVID-19 pandemic include, but are not limited to, lower net sales, adjustments to allowances for doubtful accounts due to customer bankruptcy or other inability to pay their amounts due to vendors, the delay of inventory production and fulfillment, potentially further impacting net sales, and potential incremental costs associated with mitigating the effects of the pandemic, including increased freight and logistics costs and other expenses. We expect that the impact the COVID-19 pandemic may have on our operating results could result in our inability to comply with certain debt covenants and require BHI to waive compliance with, or agree to amend, any such covenant to avoid a default. The COVID-19 pandemic is ongoing, and its dynamic nature, including uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the pandemic, and actions that would be taken by governmental authorities to contain the pandemic or to treat its impact, makes it difficult to forecast any effects on our 2021 results. However, as of the date of this filing, we expect our results for 2021 to be negatively affected.

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

Although we will seek to temper our acquisition risks by following acquisition guidelines relating to purchase price and valuation, projected returns, existing strength of the brand, its diversification benefits to us, its potential licensing scale and creditworthiness of licensee base, acquisitions, whether they be of additional intellectual property assets or of the companies that own them, entail numerous risks, any of which could detrimentally affect our reputation, our results of operations, and/or the value of our common stock. These risks include, among others:

●	unanticipated costs associated with the target acquisition or its integration with our company;
●	our ability to identify or consummate additional quality business opportunities, including potential licenses and new product lines and markets;
●	negative effects on reported results of operations from acquisition related charges and costs, and amortization of acquired intangibles;
●	diversion of management’s attention from other business concerns;
●	the challenges of maintaining focus on, and continuing to execute, core strategies and business plans as our brand and license portfolio grows and becomes more diversified;
●	adverse effects on existing licensing and other relationships;
●	potential difficulties associated with the retention of key employees, and difficulties, delays and unanticipated costs associated with the assimilation of personnel, operations, systems and cultures, which may be retained by us in connection with or as a result of our acquisitions;
●	risks of entering new domestic and international markets (whether it be with respect to new licensed product categories or new licensed product distribution channels) or markets in which we have limited prior experience; and
●	increased concentration in our revenues with one or more customers in the event that the brand has distribution channels in which we currently distribute products under one or more of our brands.

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

Our success is largely dependent upon the efforts of Robert W. D’Loren, our Chief Executive Officer and Chairman of our board of directors. Our continued success is largely dependent upon his continued efforts and those of our other key executives. Although we entered into an employment agreement with Mr. D’Loren, as well as employment agreements with other executives and key employees, including Isaac Mizrahi, such persons can terminate their employment with us at their option, and there is no guarantee that we will not lose the services of our executive officers or key employees. To the extent that any of their services become unavailable to us, we will be required to hire other qualified executives, and we may not be successful in finding or hiring adequate replacements. This could impede our ability to fully implement our business plan and future growth strategy, which would harm our business and prospects. In addition, Bank Hapoalim B.M. requires that Robert W. D’Loren is the Chairman of the board of directors of the Company. The failure of Mr. D’Loren to continue in his duties as Chairman of our board of directors would result in a default under the credit facility with Bank Hapoalim B.M.

Our trademarks and other intangible assets are subject to impairment charges under accounting guidelines.

Intangible assets including our trademarks represent a substantial portion of our assets. Under accounting principles generally accepted in the United States of America (“GAAP”), indefinite lived intangible assets, including our trademarks, are not amortized, but must be tested for impairment annually or more frequently if events or circumstances indicate the asset may be impaired. The estimated useful life of an intangible asset must be evaluated each reporting period to determine whether events and circumstances continue to support an indefinite useful life. Finite lived intangible assets are amortized over their estimated useful lives. Non-renewal of license agreements or other factors affecting our market segments or brands could result in significantly reduced revenue for a brand, which could result in a devaluation of the affected trademark. If such devaluations of our trademarks were to occur, a material impairment in the carrying value of one or more of our trademarks could also occur and be charged as a non-cash expense to our operating results, which could be material. For the year ended December 31, 2019, we recorded a $6.2 million impairment charge related to the Ripka Brand trademarks, driven by the timing of the continued transition from a licensing model to a wholesale and direct-to-consumer model. For the year ended December 31, 2020, we recorded a $13.0 million impairment charge related to the Ripka Brand trademarks, driven by delays and uncertainty in implementing the brick-and-mortar retail store strategy for a portion of the brand, primarily as a result of the novel coronavirus disease pandemic. Any further write-down of intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results.

Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or by a change in allocation of state and local jurisdictions, or interpretations thereof. The Company currently files U.S. federal tax returns and various state tax returns. Tax years that remain open for assessment for federal and state purposes include years ended December 31, 2017 through December 31, 2020. We regularly assess the likelihood of recovering the amount of deferred tax assets recorded on the balance sheet and the likelihood of adverse outcomes resulting from examinations by various taxing authorities in order to determine the adequacy of our provision for income taxes. Although under the 2017 Tax Cuts and Jobs Act Federal tax rates are lower, certain expenses will be either reduced or eliminated, causing the Company to have increased taxable income, which may have an adverse effect on our future income tax obligations. We cannot guarantee that the outcomes of these evaluations and continuous examinations will not harm our reported operating results and financial condition.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our Annual Report on Form 10-K our assessment of the effectiveness of our internal control over financial reporting. We have dedicated a significant amount of time and resources to ensure compliance with this legislation for the years ended December 31, 2020 and 2019, and will continue to do so for future fiscal periods. We cannot be certain that future material changes to our internal control over financial reporting will be effective. If we cannot adequately maintain the effectiveness of our internal control over financial reporting, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our common stock. Moreover, if we discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price.

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

The combined voting power of the common stock ownership of our officers, directors, and key employees is approximately 60% of our voting securities as of March 26, 2021. As a result, our management and key employees through such stock ownership will exercise significant influence over all matters requiring shareholder approval, including the election of our directors and approval of significant corporate transactions. This concentration of ownership in management and key employees may also have the effect of delaying or preventing a change in control of us that may be otherwise viewed as beneficial by stockholders other than management. There is also a risk that our existing management and a limited number of stockholders may have interests which are different from certain stockholders and that they will pursue an agenda which is beneficial to themselves at the expense of other stockholders.

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

●	the basis on which the broker or dealer made the suitability determination; and
●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Although our common stock closed at $2.25 per share on April 13, 2021, no assurance can be given that the per share price of our common stock will maintain such levels or that our stock will not be subject to these “penny stock” rules in the future.

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

As of December 31, 2020, we had outstanding warrants and options to purchase 7,759,190 shares of our common stock. The holders of warrants and options will likely exercise such securities at a time when the market price of our common stock exceeds the exercise price. Therefore, exercises of warrants and options will result in a decrease in the net tangible book value per share of our common stock and such decrease could be material.

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

As of December 31, 2020, we had an aggregate of 1,549,598 shares of common stock available for grants under our Amended and Restated 2011 Equity Incentive Plan (the "Plan") to our directors, executive officers, employees, and consultants. Issuances of common stock pursuant to the exercise of stock options or other stock grants or awards which may be granted under our Plan will dilute your interest in us.

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

We also lease approximately 1,300 square feet of retail space for a planned future retail store location in Westchester, New York.

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

Item 4.       Mine Safety Disclosures

None.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NASDAQ Global Market, under the trading symbol “XELB.”

The table below sets forth the range of quarterly high and low sales prices for our common stock in 2020 and 2019:

December 31, 2020	High	Low
First Quarter	$1.60	$0.40
Second Quarter	$1.70	$0.50
Third Quarter	$1.04	$0.65
Fourth Quarter	$1.32	$0.74

December 31, 2019
First Quarter	$1.80	$1.18
Second Quarter	$1.70	$1.19
Third Quarter	$3.50	$1.52
Fourth Quarter	$1.82	$1.33

Holders

As of December 31, 2020, the number of our stockholders of record was 578 (excluding beneficial owners and any shares held in street name or by nominees).

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

●	The Plan provides for the grant of stock options or restricted stock (any grant under the Plan, an “Award”). The stock options may be incentive stock options or non-qualified stock options.
●	A total of 13,000,000 shares of common stock are eligible for issuance under the Plan, and the maximum number of shares of common stock with respect to which incentive stock options may be granted under the Plan is 5,000,000.

●	The Plan may be administered by the Board of Directors (the “Board”) or a committee consisting of two or more members of the Board of Directors appointed by the Board (for purposes of this description, any such committee, a “Committee”).
●	Officers and other employees of our Company or any parent or subsidiary of our Company who are at the time of the grant of an Award employed by us or any parent or subsidiary of our Company are eligible to be granted options or other Awards under the Plan. In addition, non-qualified stock options and other Awards may be granted under the Plan to any person, including, but not limited to, directors, independent agents, consultants and attorneys who the Board or the Committee, as the case may be, believes has contributed or will contribute to our success.
●	With respect to incentive stock options granted to an eligible employee owning stock possessing more than 10% of the total combined voting power of all classes of our stock or the stock of a parent or subsidiary of our Company immediately before the grant (each, a “10% Stockholder”), such incentive stock option shall not be exercisable more than 5 years from the date of grant.
●	The exercise price of an incentive stock option will not be less than the fair market value of the shares underlying the option on the date the option is granted, provided, however, that the exercise price of an incentive stock option granted to a 10% Stockholder may not be less than 110% of such fair market value.
●	The exercise price of a non-qualified stock option may not be less than fair market value of the shares of common stock underlying the option on the date the option is granted.
●	Under the Plan, we may not, in the aggregate, grant incentive stock options that are first exercisable by any individual optionee during any calendar year (under all such plans of the optionee’s employer corporation and its “parent” and “subsidiary” corporations, as those terms are defined in Section 424 of the Internal Revenue Code) to the extent that the aggregate fair market value of the underlying stock (determined at the time the option is granted) exceeds $100,000.
●	Restricted stock awards give the recipient the right to receive a specified number of shares of common stock, subject to such terms, conditions and restrictions as the Board or the Committee, as the case may be, deems appropriate. Restrictions may include limitations on the right to transfer the stock until the expiration of a specified period of time and forfeiture of the stock upon the occurrence of certain events such as the termination of employment prior to expiration of a specified period of time.
●	Certain Awards made under the Plan may be granted so that they qualify as “performance-based compensation” (as this term is used in Internal Revenue Code Section 162(m) and the regulations thereunder) and are exempt from the deduction limitation imposed by Code Section 162(m) (these Awards are referred to as “Performance-Based Awards”). Under Internal Revenue Code Section 162(m), our tax deduction may be limited to the extent total compensation paid to the chief executive officer, or any of the four most highly compensated executive officers (other than the chief executive officer) exceeds $1 million in any one tax year. In accordance with the 2017 Tax Cuts and Jobs Act, the tax deductibility for each of these executives will be limited to $1,000,000 of compensation annually, including any performance-based compensation. Among other criteria, Awards only qualify as performance-based awards if at the time of grant the compensation committee is comprised solely of two or more “outside directors” (as this term is used in Internal Revenue Code Section 162(m) and the regulations thereunder). In addition, we must obtain stockholder approval of material terms of performance goals for such “performance-based compensation.”
●	All stock options and certain stock awards, performance awards, and stock units granted under the Plan, and the compensation attributable to such Awards, are intended to (i) qualify as performance-based awards or (ii) be otherwise exempt from the deduction limitation imposed by Internal Revenue Code Section 162(m).
●	No options or other Awards may be granted on or after the tenth anniversary of the effective date of the Plan.

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

The following table sets forth information as of December 31, 2020 regarding compensation plans under which our equity securities are authorized for issuance:

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation Plans (1)	7,759,190	$3.25	1,549,598

(1)   Pursuant to our 2011 Equity Incentive Plan.

Recent Sales of Unregistered Securities

There were no sales of unregistered or registered securities during the years ended December 2020 and 2019.

Purchases of equity securities by the issuer and affiliated purchasers

The following table provides information with respect to common stock repurchased by us during the years ended December 31, 2020 and 2019:

			Total Number of Shares
			of Common Stock
	Total Number of		Purchased as
	Shares of	Average	Part of a Publicly
	Common Stock	Price per	Announced
Period	Purchased	Share	Plan or Program
March 1, 2020 to March 31, 2020 (i)	155,556	$0.65	—
May 1, 2020 to May 31, 2020 (i)	87,249	0.98	—
December 1, 2020 to December 31, 2020 (i)	2,478	1.14	—
Total year ended December 31, 2020	245,283	$0.77	—

September 1, 2019 to September 30, 2019 (i)	18,147	$1.34	—
October 1, 2019 to October 31, 2019 (i)	29,189	1.75	—
November 1, 2019 to November 30, 2019 (i)	57,980	1.45	—
December 1, 2019 to December 31, 2019 (i)	9,846	1.45	—
Total year ended December 31, 2019	115,162	$1.51	—

(i)	The shares were exchanged from employees and directors in connection with the income tax withholding obligations on behalf of such employees and directors from the vesting of restricted stock.

Item 6.Selected Financial Data

Smaller reporting companies are not required to provide the information required by this Item 6.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our consolidated financial statements and the notes thereto, included in Item 8 of this Annual Report on Form 10-K. This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity and cash flows for the years ended December 31, 2020 and 2019. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning factors that are beyond our control.

Overview

Xcel Brands is a media and consumer products company engaged in the design, production, marketing, wholesale and direct-to-consumer sales of branded apparel, footwear, accessories, fine jewelry, home goods and other consumer products, and the acquisition of dynamic consumer lifestyle brands. The Company’s brands have generated over $3 billion in retail sales via live streaming in interactive television and digital channels alone.

Xcel was founded in 2011 with a vision to reimagine shopping, entertainment, and social media as one thing. Xcel owns the Isaac Mizrahi, Halston, Judith Ripka, C Wonder, and Longaberger brands, pioneering a ubiquitous sales strategy which includes the promotion and sale of products under its brands through interactive television, digital live-stream shopping, brick-and-mortar retail,wholesale and e-commerce channels.

To grow our brands, we are focused on the following primary strategies:

●	expanding and leveraging our live-streaming platform. We recently launched our live-streaming platform through our Longaberger brand technology platform with the goal to build the world’s largest digital marketplace powered by live-streaming and micro-influencers for home and other related products, designed to create a better lifestyle. We plan to leverage this technology across our other brands.
●	wholesale distribution of our brands to retailers that sell to the end consumer;
●	wholesale sales and/or licensing our brands for sale through interactive television (i.e., QVC, HSN, The Shopping Channel, TVSN, etc.);
●	licensing our brands to manufacturers and retailers for promotion and distribution through e-commerce, social commerce, and traditional brick-and-mortar retail channels whereby we provide certain design services;
●	distribution of our brands through e-commerce directly to the end consumer; and
●	acquiring additional consumer brands and integrating them into our operating platform and leveraging our operating infrastructure and distribution relationships.

We believe that we offer a unique value proposition to our retail and direct-to-consumer customers, and our licensees for the following reasons:

●	our management team, including our officers’ and directors’ experience in, and relationships within, the industry;

●	our deep knowledge and expertise in live-streaming sales;
●	our design, production, sales, marketing, and supply chain and integrated technology platform enables us to design, market, and distribute trend-right product; and
●	our operating strategy, significant media and internet presence and distribution network.

Our vision is intended to reimagine shopping, entertainment, and social media as one thing. By leveraging live streaming, digital, and social media content across all distribution channels, we seek to drive consumer engagement and generate retail sales across our brands. Our strong relationships with leading retailers, interactive television companies, and streaming networks enable us to reach consumers in over 380 million homes worldwide and hundreds of millions of social media followers.

We believe our design, production, and supply chain platform provides significant competitive advantages compared with traditional wholesale consumer products companies that design, manufacture, and distribute products. We focus on our core competencies of live streaming, marking, design, integrated technologies, production and supply chain platform, and brand development. We believe that we offer a 360-degree solution to our retail partners that addresses many of the challenges facing the retail industry today. We believe our platform is highly scalable. Additionally, we believe we can acquire additional brands into our platform in order to leverage our operating infrastructure, marketing capabilities, and distribution network.

Summary of Critical Accounting Policies

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that are the most important to the portrayal of our financial condition and results of operations, and that require our most difficult, subjective, and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are described in more detail in the notes to our consolidated financial statements, our most critical accounting policies, discussed below, pertain to revenue recognition, trademarks and other intangible assets, stock-based compensation, fair value of contingent obligations, and income taxes. In applying such policies, we must use some amounts that are based upon our informed judgments and best estimates. Estimates, by their nature, are based upon judgments and available information. The estimates that we make are based upon historical factors, current circumstances, and the experience and judgment of management. We evaluate our assumptions and estimates on an ongoing basis.

Revenue Recognition

Licensing

In connection with our licensing model, we follow Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606-10-55-65, by which we recognize revenue at the later of when (1) the subsequent sale or usage occurs or (2) the performance obligation to which some or all of the sales- or usage-based royalty has been allocated is satisfied (in whole or in part). More specifically, we separately identify:

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

Wholesale Sales

We generate revenue through sale of branded jewelry and apparel to both domestic and international customers who, in turn, sell the products to their consumers. We recognize revenue when performance obligations identified under the terms of contracts with our customers are satisfied, which occurs upon the transfer of control of the merchandise in accordance with the contractual terms and conditions of the sale.

Direct to Consumer Sales

Our revenue associated with our e-commerce jewelry operations and the Longaberger brand is recognized at a point in time when product is shipped to the customer.

Trademarks and Other Intangible Assets

We follow ASC Topic 350, “Intangibles - Goodwill and Other.” Under this standard, goodwill and indefinite-lived intangible assets are not amortized, but are required to be assessed for impairment at least annually. Our finite-lived intangible assets are amortized over their estimated useful lives.

We perform our annual quantitative analysis of indefinite-lived intangible assets as of December 31 each year. As a result of performing our annual impairment testing of indefinite-lived intangible assets for the year ended December 31, 2019, we recorded a $6.2 million impairment charge related to the Ripka Brand trademarks, driven by the timing of the continued transition from a licensing model to a wholesale and direct-to-consumer model.

Effective January 1, 2020, we determined that the Ripka Brand, inclusive of all its trademarks, has a finite life of 15 years, and began to amortize these trademarks on a straight-line basis accordingly. During the year ended December 31, 2020, delays and uncertainty in implementing the brick-and-mortar retail store strategy for a portion of the Ripka Brand, primarily as a result of the novel coronavirus disease pandemic, indicated that the carrying value of the Ripka Brand trademarks may not be recoverable. Therefore, we performed an impairment test of finite-lived intangible assets, and as a result, recorded a $13.0 million impairment charge related to the Ripka Brand trademarks.

No other impairment charges were recorded for intangible assets for the years ended December 31, 2020 and 2019.

Indefinite-Lived Intangibles

The Company tests its indefinite-lived intangible assets for recovery in accordance with ASC 820-10-55-3F, which states that the income approach (“Income Approach”) converts future amounts (for example, cash flows) into a single current (that is, discounted) amount. When the Income Approach is used, fair value measurement reflects current market expectations about those future amounts. The Income Approach is based on the present value of future earnings expected to be generated by a business or asset. Income projections for a future period are discounted at a rate commensurate with the degree of risk associated with future proceeds. A residual or terminal value is also added to the present value of the income to quantify the value of the business beyond the projection period. As such, recoverability of such assets is measured by a comparison of the carrying amount of the asset to its expected future discounted net cash flows. If the carrying amount of such assets is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the recoverability of the assets.

Finite-Lived Intangibles

The Company’s finite-lived intangible assets, including Trademarks, are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. An impairment loss is recognized if the carrying amount of a finite-lived intangible asset is not recoverable and its carrying amount exceeds its fair value.

With reference to our finite-lived intangible assets’ impairment process, the Company groups assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flows analysis or appraisals.

Leases

We determine if an arrangement is a lease at inception. At commencement of a lease, we recognize an operating lease right-of-use (“ROU”) asset, representing our right to use the underlying leased asset for the lease term, and a lease liability, representing our obligation to make future lease payments, based on the present value of the remaining lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We may use the implicit rate when readily determinable. Operating lease ROU assets also include scheduled lease payments made and initial direct costs, and exclude lease incentives and accrued rent. Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating lease payments related to office leases is generally recognized on a straight-line basis over the lease term. Lease expense for operating lease payments related to retail leases is generally recognized on a straight-line basis over the period of operation, as this is representative of the pattern in which benefit is derived from the lease.

For real estate leases, we account for the lease and non-lease components as a single lease component. Variable lease payments that do not depend on an index or rate (such as real estate taxes and building insurance and lessee’s shares thereof), if any, are excluded from lease payments at lease commencement date for initial measurement. Subsequent to initial measurement, these variable payments are recognized when the event determining the amount of variable consideration to be paid occurs.

For leases with a term of 12 months or less, we do not recognize lease liabilities and ROU assets, but recognize the lease payments in net income on a straight-line basis over the respective lease terms.

We recognize income from subleases (in which we are the sublessor) on a straight-line basis over the term of the sublease, as a reduction to lease expense.

Income Taxes

Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities. Deferred income taxes are determined based on the temporary difference between the financial reporting and tax bases of assets and liabilities using enacted rates in effect during the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. ASC Topic 740, “Accounting for Income Taxes” clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. Tax positions shall initially be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a probability of fifty percent or greater of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2017 through December 31, 2020.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU removes certain exceptions to the general principles in Topic 740, including, but not limited to, intraperiod tax allocations and interim period tax calculations. The ASU also provides additional clarification and guidance related to recognition of franchise taxes and changes in tax laws. This guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15,

2020, with early adoption permitted. The adoption of this new guidance in 2021 will not have any significant impact on our results of operations, cash flows, and financial condition.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which was subsequently amended in November 2018 through ASU No. 2018-19. This ASU will require entities to estimate lifetime expected credit losses for financial instruments, including trade and other receivables, which will result in earlier recognition of credit losses. In November 2019, the FASB issued ASU No. 2019-10, which, among other things, deferred the application of the new guidance on credit losses for smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We are currently evaluating the new guidance to determine the impact the adoption of this guidance will have on our results of operations, cash flows, and financial condition.

Recently Adopted Accounting Pronouncements

We adopted ASU No. 2018‑13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” effective January 1, 2020. This ASU adds, modifies, and removes several disclosure requirements relative to the three levels of inputs used to measure fair value in accordance with Topic 820, “Fair Value Measurement.” The adoption of this new guidance did not have any impact on our results of operations, cash flows, and financial condition.

We adopted ASU No. 2016-02, “Leases,” effective January 1, 2019, by applying the new guidance under the additional and alternative transition method allowed by ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements.” As of January 1, 2019, the adoption resulted in the recognition of operating lease right-of-use assets of approximately $10.4 million, lease liabilities of approximately $13.2 million, and a decrease of approximately $2.8 million in accrued rent. The adoption of the new lease accounting guidance did not have an impact on our consolidated statement of operations, and had no impact on cash provided by or used in operating, financing, or investing activities in our consolidated statement of cash flows. We elected the available practical expedients under ASC 842-10-15-37 (thereby not separating lease components from non-lease components and instead accounting for all components as a single lease component) and ASC 842-10-65-1 (thereby, among other things, not reassessing lease classification), and implemented changes to our processes and methodologies related to leases to enable the preparation of financial information upon adoption and to allow for the correct identification, classification, and measurement of leases in accordance with the new guidance going forward.

Summary of Operating Results

The consolidated financial statements and related notes included elsewhere in this Form 10-K are as of or for the year ended December 31, 2020 (the “Current Year”), and the year ended December 31, 2019 (the “Prior Year”).

Revenues

Current Year net revenue decreased approximately $12.3 million to $29.4 million from $41.7 million for the Prior Year.

Net licensing revenue decreased by $6.2 million in the Current Year to approximately $20.2 million, compared with $26.4 million in the Prior Year. This decline was primarily driven by a combination of (i) lower customer sales by our licensees as a result of government-ordered retail store closures as well as an overall slowdown in economic activity related to the COVID-19 pandemic, (ii) a $3.0 million reduction in guaranteed minimum revenues from one of our existing licensing arrangements upon renewal effective January 1, 2020, and (iii) a $1.7 million reduction in revenues from another one of our existing licensing arrangements changing from guaranteed minimum amounts to sales-based royalties effective April 1, 2019.

Net product sales decreased by approximately $6.1 million in the Current Year to $9.2 million, compared with approximately $15.3 million in the Prior Year. The decline in net product sales was primarily driven by lower sales as a result of government-ordered retail store closures as well as an overall slowdown in economic activity related to the COVID-19 pandemic following the outbreak of the pandemic, partially offset by volume growth in our apparel wholesale business in the first quarter of 2020.

Cost of Goods Sold

Current Year cost of goods sold was $5.5 million, compared with $10.3 million for the Prior Year. This decrease was due to lower overall volume of wholesale and e-commerce sales in the Current Year. Gross profit (net revenue less cost of goods sold) decreased approximately $7.4 million to $24.1 million from $31.5 million in the Prior Year, primarily driven by the aforementioned decline in net licensing revenue.

Gross profit margin from product sales increased from 33% in the Prior Year to 41% in the Current Year as a result of achieving greater efficiencies in our wholesale business operations. Total gross profit margin was 75% in the Prior Year and 81% in the Current Year; this increase was the result of the aforementioned increase in gross profit margins for product sales as well as the proportional shift of revenue mix towards licensing revenues in the Current Year.

Operating Costs and Expenses

Operating costs and expenses increased approximately $3.5 million from $36.9 million in the Prior Year to $40.4 million in the Current Year.

This increase was primarily due to a $13.0 million non-cash impairment charge recorded in the Current Year related to the Ripka Brand trademarks, driven by delays and uncertainty in implementing the brick-and-mortar retail store strategy for a portion of the brand, primarily as a result of the COVID-19 pandemic, compared with a similar $6.2 million non-cash impairment charge recorded in the Prior Year related to the Ripka Brand trademarks, which was driven by the timing of the transition from a licensing model to a wholesale and direct-to-consumer model. Also contributing to the increase was a $1.6 million increase in depreciation and amortization expense, primarily due to the change in estimated life for the Judith Ripka trademarks as of January 1, 2020, and $1.0 million of bad debt expense recognized in the Current Year related to the bankruptcy of several retail customers due to the COVID-19 pandemic.

These increases in operating costs and expenses were partially offset by various cost reduction actions taken by management during the Current Year in response to the COVID-19 pandemic, including temporary reductions of employee compensation from April to December of 2020 and cutting non-essential costs, as well as government assistance received through the Paycheck Protection Program under the CARES Act, for which the Company recognized $1.8 million as a reduction to Current Year operating costs and expenses. Additionally, there were $1.3 million of costs incurred in the Prior Year in connection with a potential acquisition, which ultimately was not consummated; approximately $0.2 million of these costs were recovered or reimbursed in the Current Year.

Other Income

During the Current Year, we recognized a $0.05 million net gain on the sale of certain assets related to the Longaberger brand.

During the Prior Year, we recognized a $2.85 million gain on the reduction of contingent obligations related to the 2015 acquisition of the C Wonder Brand. As part of that acquisition, the seller was eligible to earn additional consideration based on future royalties related to the C Wonder Brand exceeding certain thresholds, and we recorded a liability for the potential future payment of such consideration. The final earn-out period ended on June 30, 2019, and the seller ultimately did not earn any additional consideration under the terms of the purchase agreement.

Interest and Finance Expense

Interest and finance expense for the Current Year was $1.2 million, compared with $1.5 million for the Prior Year. This decrease is primarily attributable to the fact that the Prior Year includes a $0.2 million loss on extinguishment of debt as a result of the February 11, 2019 term loan amendment, with no such comparable extinguishment loss in the current Year. The remainder of the decrease is largely due to a lower outstanding principal balance on our term loan resulting from regular debt service payments.

Income Tax (Benefit) Provision

The effective income tax rate for the Current Year was approximately 25.9% resulting in a $4.5 million income tax benefit. During the Current Year, the effective tax rate was impacted by the vesting of restricted shares of common stock. The excess tax deficiencies were treated as a discrete item in the determination of the tax provision as required by ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” decreasing the effective rate by approximately 1.9%. The effective tax rate was also impacted by recurring permanent differences, which, based on the amount of income before income taxes compared to the permanent differences, increased the effective rate in 2020 by approximately 4.0%. The largest such recurring permanent differences were state and local tax provisions, which increased the effective rate in 2020 by approximately 4.5%, and disallowed excess compensation, which decreased the effective rate in 2020 by approximately 0.5%. Also impacting the effective rate for 2020 was the addback impact of the Paycheck Protection Program, which increased the effective rate by approximately 2.2%.

The effective income tax rate for the Prior Year was approximately 15.8% resulting in a $0.6 million income tax benefit. During the Prior Year, the effective tax rate was impacted by the vesting of restricted shares of common stock. The excess tax deficiencies were treated as a discrete item in the determination of the tax provision as required by ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” decreasing the effective rate by approximately 7.0%. The effective tax rate was also impacted by recurring permanent differences, which, based on the amount of income before income taxes compared to the permanent differences, increased the effective rate in 2019 by approximately 1.8%. The largest such recurring permanent differences were state and local tax provisions, which increased the effective rate in 2019 by approximately 7.4%, and was largely offset by the effect of disallowed excess compensation, which decreased the effective rate in 2019 by approximately 5.1%.

Net Loss

We had a net loss of approximately $13.1 million for the Current Year, compared with a net loss of approximately $3.4 million for the Prior Year, as a result of the factors discussed above.

Non-GAAP Net Income, Non-GAAP Diluted EPS and Adjusted EBITDA

We had non-GAAP net income of $1.8 million or $0.10 per share (“non-GAAP diluted EPS”) based on 19,152,569 weighted average shares outstanding for the Current Year, compared with non-GAAP net income of $4.8 million, or $0.25 per share based on 18,858,379 weighted average shares outstanding for the Prior Year. Non-GAAP net income is a non-GAAP unaudited term, which we define as net income (loss) attributable to Xcel Brands, Inc. stockholders, exclusive of amortization of trademarks, stock-based compensation, non-cash interest and finance expense from discounted debt related to acquired assets, loss on extinguishment of debt, gain on sales of assets, gain on reduction of contingent obligations, costs (recoveries) in connection with potential acquisitions, certain adjustments to allowances for doubtful accounts related to debtors that have filed for bankruptcy protection triggered by the impact of COVID-19, asset impairments, and deferred income taxes. Non-GAAP net income and non-GAAP diluted EPS measures do not include the tax effect of the aforementioned adjusting items, due to the nature of these items and the Company’s tax strategy.

We had Adjusted EBITDA of $4.1 million for the Current Year, compared with Adjusted EBITDA of approximately $7.1 million for the Prior Year. Adjusted EBITDA is a non-GAAP unaudited measure, which we define as net income (loss) attributable to Xcel Brands, Inc. stockholders before depreciation and amortization, interest and finance expenses (including loss on extinguishment of debt, if any), income taxes, other state and local franchise taxes, stock-based compensation, gain on reduction of contingent obligations, gain on sale of assets, costs (recoveries) in connection with potential acquisitions, asset impairments, and certain adjustments to allowances for doubtful accounts related to debtors that have filed for bankruptcy protection triggered by the impact of COVID-19.

Management uses non-GAAP net income, non-GAAP diluted EPS, and Adjusted EBITDA as measures of operating performance to assist in comparing performance from period to period on a consistent basis and to identify business trends relating to the Company’s results of operations. Management believes non-GAAP net income, non-GAAP diluted EPS, and Adjusted EBITDA are also useful because these measures adjust for certain costs and other events that management believes are not representative of our core business operating results, and thus these non-GAAP measures provide supplemental information to assist investors in evaluating the Company’s financial results. The Company has incurred certain costs which it could have eliminated but elected not to do so in light of government assistance received through the Paycheck Protection Program under the CARES Act (the “PPP Benefit”), which represents a cash benefit directly related to the Company’s operating expenses incurred. Accordingly, the PPP Benefit is not considered a reconciling item for purposes of the computation of non-GAAP net income and Adjusted EBITDA. Adjusted EBITDA is the measure used to calculate compliance with the EBITDA covenant under our term loan agreement with BHI.

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

The following table is a reconciliation of net loss (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net income:

	Year Ended December 31,
($ in thousands)	2020	2019
Net loss attributable to Xcel Brands, Inc. stockholders	$(12,936)	$(3,426)
Intangible asset impairments	13,000	6,200
Amortization of trademarks	4,432	3,105
Non-cash interest and finance expense	—	16
Stock-based compensation	850	976
Loss on extinguishment of debt	—	189
(Recovery of) costs in connection with potential acquisition	(158)	1,290
Certain adjustments to allowances for doubtful accounts	971	—
Property and equipment impairment	113	—
Gain on sale of assets	(46)	—
Gain on reduction of contingent obligation	—	(2,850)
Deferred income tax benefit	(4,382)	(705)
Non-GAAP net income	$1,844	$4,795

The following table is a reconciliation of diluted (loss) earnings per share to non-GAAP diluted EPS:

	Year Ended December 31,
	2020	2019
Diluted loss per share attributable to Xcel Brands, Inc. stockholders	$(0.68)	$(0.18)
Intangible asset impairments	0.68	0.33
Amortization of trademarks	0.23	0.16
Non-cash interest and finance expense	—	0.00
Stock-based compensation	0.04	0.05
Loss on extinguishment of debt	—	0.01
(Recovery of) costs in connection with potential acquisitions	(0.01)	0.07
Certain adjustments to allowances for doubtful accounts	0.05	—
Property and equipment impairment	0.01	—
Gain on sale of assets	0.00	—
Gain on reduction of contingent obligation	—	(0.15)
Deferred income tax (benefit) provision	(0.22)	(0.04)
Non-GAAP diluted EPS	$0.10	$0.25
Diluted weighted average shares outstanding	19,152,569	18,858,379

The following table is a reconciliation of basic weighted average shares outstanding to non-GAAP diluted weighted average shares outstanding:

	Year Ended December 31,
	2020	2019
Basic weighted average shares	19,117,460	18,857,657
Effect of exercising warrants	490	722
Effect of exercising stock options	34,619	—
Non-GAAP diluted weighted average shares outstanding	19,152,569	18,858,379

The following table is a reconciliation of net loss (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Year Ended December 31,
($ in thousands)	2020	2019
Net loss attributable to Xcel Brands, Inc. stockholders	$(12,936)	$(3,426)
Intangible asset impairments	13,000	6,200
Depreciation and amortization	5,497	3,902
Interest and finance expense	1,193	1,474
Income tax benefit	(4,518)	(642)
State and local franchise taxes	145	197
Stock-based compensation	850	976
(Recovery of) costs in connection with potential acquisition	(158)	1,290
Certain adjustments to allowances for doubtful accounts	971	—
Property and equipment impairment	113	—
Gain on sale of assets	(46)	—
Gain on reduction of contingent obligation	—	(2,850)
Adjusted EBITDA	$4,111	$7,121

Liquidity and Capital Resources

General

As of December 31, 2020 and 2019, our cash and cash equivalents were $5.0 million and $4.6 million, respectively. Restricted cash at December 31, 2020 and 2019 consisted of $1.1 million of cash deposited with Bank Hapoalim B.M. (“BHI”) as collateral for an irrevocable standby letter of credit associated with the lease of our current corporate office and operating facility.

Our principal capital requirements have been to fund working capital needs, acquire new brands, and to a lesser extent, capital expenditures. Notwithstanding our recent investments in our ERP system, our business operating model generally does not require material capital expenditures, and as of December 31, 2020, we have no significant commitments for future capital expenditures. Material cash requirements from known contractual and other obligations are discussed under “Obligations and Commitments” below.

We expect that existing cash and operating cash flows will be adequate to meet our operating needs, term debt service obligations, and capital expenditure needs, for at least the twelve months subsequent to the filing date of this Annual Report on Form 10-K. We believe that cash from future operations, including growth opportunities and future business development, as well as currently available cash, will be sufficient to satisfy our anticipated long-term operating needs, including our debt service requirements and making necessary investments in our infrastructure and technology, for the foreseeable future beyond the next twelve months.

Changes in Working Capital

Our working capital (current assets less current liabilities, excluding the current portion of lease obligations and any contingent liabilities payable in common stock) was $7.9 million and $9.5 million as of December 31, 2020 and 2019, respectively. This decrease in working capital was primarily due to lower accounts receivable at December 31, 2020 as a result of the combination of lower sales during the Current Year and increased allowances for doubtful accounts. Commentary on components of our cash flows for the Current Year compared with the Prior Year is set forth below. Working capital as of December 31, 2020 included $8.9 million of accounts receivable; substantially all of this balance was collected subsequent to year-end.

Operating Activities

Net cash provided by operating activities was approximately $3.2 million and $3.5 million in the Current Year and Prior Year, respectively.

The Current Year’s cash provided by operating activities was primarily attributable to the combination of the net loss of $(13.1) million plus non-cash expenses of approximately $16.2 million, and a net change in operating assets and liabilities of approximately $0.1 million. The net loss of $(13.1) million includes $1.8 million of government assistance received through the PPP under the CARES Act, which was recognized as a reduction to Current Year expenses for which the program was intended to compensate. Non-cash net expenses were primarily comprised of a $13.0 million intangible asset impairment charge, $5.5 million of depreciation and amortization, $1.0 million of bad debt expense, $0.9 million of stock-based compensation, and $(4.4) million of deferred income tax benefit. The net change in operating assets and liabilities includes a decrease in accounts receivable of $0.7 million, an increase in inventory of $(0.3) million, a decrease in prepaid expenses and other assets of $0.6 million, and a decrease in accounts payable, accrued expenses and other current liabilities of $(0.5) million, all of which are primarily due to timing of collections and payments, and cash paid in excess of rent expense of $(0.4) million.

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

Investing Activities

Net cash used in investing activities for the Current Year was approximately $0.7 million, compared with $10.3 million in the Prior Year. Cash used in investing activities for the Current Year was primarily attributable to capital expenditures, a substantial portion of which relates to the implementation of our ERP system. Cash used in investing activities in the Prior Year was primarily related to $8.8 million in cash consideration paid to acquire the Halston Heritage Brands, as well as capital expenditures of $1.1 million predominantly related to implementation of our ERP system.

Financing Activities

Net cash used in financing activities for the Current Year was approximately $(2.2) million, and was primarily attributable to payments made on long-term debt obligations of $(2.3) million, cash contributions received from the non-controlling interest holder in Longaberger Licensing, LLC of $0.3 million, and $(0.2) million of shares repurchased related to vested restricted stock in exchange for withholding taxes.

Net cash provided by financing activities for the Prior Year was approximately $2.3 million, and was primarily attributable to proceeds received from long-term debt of $7.5 million, partially offset by payments made on our senior term debt obligation of $(4.0) million, the final payment on the IM Seller Note obligation of $(0.7) million, and payment of $(0.3) million of deferred finance costs.

Obligations and Commitments

Term Loan Debt

On February 26, 2016, the Company and its wholly owned subsidiaries, IM Brands, LLC, JR Licensing, LLC, H Licensing, LLC, C Wonder Licensing, LLC, Xcel Design Group, LLC, IMNY Retail Management, LLC, and IMNY E-Store, USA, LLC (each a “Guarantor” and collectively, the “Guarantors”), as Guarantors, entered into an amended and restated loan and security agreement with Bank Hapoalim B.M. as agent, and the financial institutions party thereto as lenders.

On February 11, 2019, concurrent with the Closing Date of the acquisition of the Halston Heritage Brands (see Note 3 to the notes to financial statements), the Company entered into an amended loan agreement with BHI (the “Loan Agreement”), which amended and restated the prior term loan. Immediately prior to February 11, 2019, the aggregate principal amount of the prior term loan was $14.5 million. Pursuant to the Loan Agreement, the Lenders have extended to Xcel an additional term loan in the amount of $7.5 million, such that, as of February 11, 2019, the aggregate outstanding balance of all the term loans extended by BHI to Xcel was $22.0 million, which amount has been divided under the Loan Agreement into two term loans: (1) a term loan in the amount of $7.3 million (“Term Loan A”) and (2) a term loan in the amount of $14.7 million (“Term Loan B” and, together with Term Loan A, the “Term Loans”). The proceeds of the additional term loan were used to finance the Halston Heritage Brands acquisition.

The terms and conditions of the Loan Agreement resulted in significantly different debt service payment requirements, compared with the prior term loan, including an increase of $7.5 million in the principal balance, and related changes to the timing and amount of principal payments, as well as changes in the interest rate. Management assessed and determined that this amendment resulted in an extinguishment of debt and recognized a loss of $0.2 million (consisting of unamortized deferred finance costs) during the year ended December 31, 2019.

The Loan Agreement also allows that BHI and any other lender party to the Loan Agreement (collectively, the “Lenders”) can provide to Xcel a revolving loan facility and a letter of credit facility, the terms of each of which shall be agreed to by Xcel and the Lenders. Amounts advanced under the revolving loan facility (the “Revolving Loans”) will be used for the purpose of consummating acquisitions by Xcel or its subsidiaries that are or become parties to the Loan Agreement. Xcel will have the right to convert Revolving Loans to incremental term loans (the “Incremental Term Loans”) in minimum amounts of $5.0 million. The Company has not drawn down any funds under either the revolving loan facility or letter of credit facility.

On April 13, 2020, the Company and BHI amended the Loan Agreement. Under this amendment, the quarterly installment payment due March 31, 2020 was deferred, and the amounts of the quarterly installment payments due throughout the remainder of 2020 were reduced, while the amount of principal to be repaid through variable payments based on excess cash flow was increased. In addition, there were multiple changes and waivers to the various financial covenants. Further, this amendment permitted Xcel to incur unsecured debt through the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), and excludes any associated PPP debt and debt service from the covenant calculations. There were no changes to the total principal balance, interest rate, or maturity date.

On August 18, 2020, the Company and BHI further amended the Loan Agreement. Under this amendment, the amounts of the quarterly installment payments due throughout 2021 were reduced, and the amount of principal to be repaid through variable payments based on excess cash flow was increased. In addition, there were multiple changes and waivers to the various financial covenants. There were no changes to the total principal balance, interest rate, or maturity date.

The Term Loans mature on December 31, 2023, Incremental Term Loans shall mature on the date set forth in the applicable term note, and Revolving Loans and the letter of credit facility shall mature on such date as agreed upon by Xcel and the Lenders. Any letter of credit issued under Loan Agreement shall terminate no later than one year following the date of issuance thereof.

The remaining principal balance of the Term Loans, as amended, outstanding at December 31, 2020 is payable in fixed installments as set forth in the following table, plus the variable payments as described below:

($ in thousands)
Installment Payment Dates	Amount
March 31, 2021, June 30, 2021, September 30, 2021, and December 31, 2021	$700

March 31, 2022, June 30, 2022, September 30, 2022, and December 31, 2022	$1,125

March 31, 2023, June 30, 2023, September 30, 2023, and December 31, 2023	$1,250

In addition to the fixed installments outlined above, commencing with the fiscal quarter ending March 31, 2021, the Company is required to repay a portion of the Term Loans in an amount equal to 50% of the excess cash flow for the fiscal quarter, provided that no early termination fee shall be payable with respect to any such payment. Excess cash flow means, for any period, cash flow from operations (before certain permitted distributions) less (i) capital expenditures not made through the incurrence of indebtedness, (ii) all cash principal paid or payable during such period, and (iii) all dividends declared and paid (or which could have been declared and paid) during such period to equity holders of any credit party treated as a disregarded entity for tax purposes. To the extent that the cumulative amount of such variable repayments made is less than $4.45 million as of March 31, 2022, any such shortfall must be repaid at that date.

Thus, the aggregate remaining annual principal payments under the Term Loans at December 31, 2020 were as follows:

Amount of
($ in thousands)	Principal
Year Ending December 31,	Payment
2021	$2,800
2022	8,950
2023	5,000
Total	$16,750

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

Notwithstanding the above, Xcel may make a voluntary prepayment of up to $0.75 million without any early termination fees, and any such prepayment would be excluded from the computation of excess cash flows.

Xcel’s obligations under the Loan Agreement are guaranteed by and secured by all of the assets of Xcel and its wholly owned subsidiaries, as well as any subsidiary formed or acquired that becomes a credit party to the Loan Agreement (the “Guarantors”) and, subject to certain limitations contained in Term Loans, equity interests of the Guarantors. Xcel also granted the Lenders a right of first offer to finance any acquisition for which the consideration will be paid other than by cash of Xcel or by the issuance of equity interest of Xcel.

The Loan Agreement contains customary covenants, including reporting requirements, trademark preservation, and the following financial covenants of the Company (on a consolidated basis with the Guarantors under the Loan Agreement):

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

The Company was in compliance with all applicable covenants under the Loan Agreement as of and for the fiscal year ended December 31, 2020.

In connection with the February 11, 2019 refinancing transaction and subsequent amendments, the Company incurred fees to or on behalf of BHI of approximately $0.3 million during the Prior Year and $0.03 million during the Current Year. These fees have been deferred on the consolidated balance sheets as a reduction to the carrying value of the Term Loans, and are being amortized to interest expense over the term of the Term Loans using the effective interest method. The effective interest rate on the Loan Agreement was approximately 6.6% and 6.7% for the Current Year and Prior Year, respectively.

Interest on Term Loan A accrues at a fixed rate of 5.1% per annum and is payable on each day on which the scheduled principal payments on Term Loans are required to be made. Interest on Term Loan B accrues at a fixed rate of 6.25% per annum and is payable on each day on which the scheduled principal payments on Term Loans are required to be made. Interest on the Revolving Loans will accrue at either the Base Rate or LIBOR, as elected by Xcel, plus a margin to be agreed to by Xcel and the Lenders and will be payable on the first day of each month. Base Rate is defined in the Loan Agreement as the greater of (a) BHI’s stated prime rate or (b) 2.00% per annum plus the overnight federal funds rate published by the Federal Reserve Bank of New York. Interest on the Incremental Term Loans will accrue at rates to be agreed to by Xcel and the Lenders and will be payable on each day on which the scheduled principal payments under the applicable note are required to be made.

For the Current Year and Prior Year, the Company incurred interest expense of approximately $1.1 million and $1.2 million, respectively, related to term loan debt.

On April 14, 2021, we entered into a loan and security agreement with BHI, FEAC Agent LLC, and the financial institutions party thereto (the “2021 Loan Agreement”). We used a portion of the proceeds from the 2021 Loan Agreement to repay the $16.75 million outstanding balance under the previous Loan Agreement, resulting in the extinguishment of the term loan debt that existed as of December 31, 2020. Under 2021 Loan Agreement, the Company’s debt obligations increased to $25.0 million, payable in 16 equal quarterly installments of $625,000, commencing June 30, 2021 and ending on March 31, 2025, with a final payment of $15.0 million payable on the maturity date of April 14, 2025. The debt under the 2021 Loan Agreement bears interest at a weighted average rate of LIBOR plus 6.2% per annum. In addition, the 2021 Loan Agreement provides for up to $25 million of future acquisition financing, subject to lender approval on a deal-by-deal basis.

Contingent Obligations – HH Seller (Halston Heritage Earn-Out)

In connection with the February 11, 2019 purchase of the Halston Heritage Trademarks from HIP, the Company agreed to pay HIP additional consideration (the “Halston Heritage Earn-Out”) of up to $6.0 million, based on royalties earned through December 31, 2022. The Halston Heritage Earn-Out of $0.9 million is recorded as a long-term liability as of December 31, 2020 and 2019 in the accompanying consolidated balance sheets, based on the difference between the fair value of the acquired assets of the Halston Heritage Trademarks and the total consideration paid. In accordance with ASC Topic 480, the Halston Heritage Earn-Out obligation is treated as a liability in the accompanying consolidated balance sheets because of the variable number of shares payable under the agreement.

The Halston Heritage Earn-Out is generally required to be paid in shares of our common stock, subject to certain limitations. Payment of this obligation in stock would not affect our liquidity.

Real Estate Leases

As described in Item 2 of this Annual Report on Form 10-K, we have real estate leases for our current office, former office, and a planned retail store location, with remaining lease terms between approximately one year to eight years. Future payments under these leases are expected to be approximately $2.7 million for the year ending December 31, 2021, $1.7 million for each year ending December 31, 2022 – 2025, and $3.3 million thereafter.

Employment Contracts

We have entered into contracts with certain executives and key employees. The future minimum payments under these contracts are expected to be approximately $6.7 million, of which approximately $4.6 million is expected to be paid in 2021 and approximately $2.1 million is expected to be paid in 2022.

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

We continue to work towards expanding our wholesale and e-commerce businesses, and complement these operations with our licensing business, including interactive television, and leveraging our wholesale customers with our brick-and-mortar licensees. Our current strategy is to manage our working capital needs by minimizing inventory risk.

In addition, we continue to seek new opportunities, including expansion through interactive television, our design, production and supply chain platform, additional domestic and international licensing arrangements, and acquiring additional brands. In November 2019, we acquired an ownership interest in the Longaberger brand through a joint venture, and launched the brand on the QVC channel that same month. We are also actively pursuing the potential acquisition of other brands and business operations which we believe are synergistic to our existing portfolio of brands and our operating platform, and are complementary to our overall strategy.

However, the impacts of the current COVID-19 pandemic are broad reaching and are having an impact on our licensing and wholesale businesses. This global pandemic is impacting our supply chain, and temporary factory closures and the pace of workers returning to work have impacted our contract manufacturers’ ability to source certain raw materials and to produce finished goods in a timely manner. The pandemic is also impacting distribution and logistics providers' ability to operate in the normal course of business. In addition, COVID-19 has resulted in a sudden and continuing decrease in sales for many of our products, resulting in order cancellations. Further, the global pandemic has affected the financial health of certain of our customers, and the bankruptcy of certain other customers, including Lord & Taylor and Le Tote, Stein Mart, and Century 21, from which we had an aggregate of $1.21 million of accounts receivable due at December 31, 2020. As a result, we have recognized an allowance for doubtful accounts of $0.97 million for the year ended December 31, 2020, and may be required to make additional adjustments for doubtful accounts which would increase our operating expenses in future periods and negatively impact our operating results, and could result in our failure to meet financial covenants under our credit facility. Financial impacts associated with the COVID-19 pandemic include, but are not limited to, lower net sales, adjustments to allowances for doubtful accounts due to customer bankruptcy or other inability to pay their amounts due to vendors, the delay of inventory production and fulfillment, potentially further impacting net sales, and potential incremental costs associated with mitigating the effects of the pandemic, including increased freight and logistics costs and other expenses. The impact of the COVID-19 pandemic is expected to continue to have an adverse effect on our operating results, which could result in our inability to comply with certain debt covenants and require BHI to waive compliance with, or agree to amend, any such covenant to avoid a default. The COVID-19 global pandemic is ongoing, and its dynamic nature, including uncertainties relating to the severity and duration of the pandemic, as well as actions that would be taken by governmental authorities to contain the pandemic or to treat its impact, makes it difficult to forecast any effects on our 2021 results. However, as of the date of this filing, we expect our results for some portion of 2021 to be significantly affected.

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

Item 8.      Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Xcel Brands, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Xcel Brands, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Tradename Impairment Testing

As disclosed in Note 2 to the consolidated financial statements, indefinite-lived tradenames are tested for impairment annually in the fourth quarter of each year unless an interim test is required due to the presence of indictors that the tradenames may be impaired. The Company uses the income approach using a discounted cash flow model to value the indefinite-lived tradename, comparing its fair value to carrying value to determine impairment.  If the carrying value of such assets is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds fair value.

Finite-lived tradenames are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company uses the income approach using an undiscounted cash flow model to assess the recoverability of the finite-lived tradename, comparing its undiscounted cash flows to its carrying value. If the carrying value exceeds undiscounted cash flows, the Company will use a discounted cash flow model to determine the fair value, and an impairment loss is recognized if the carrying amount of finite-lived intangible asset exceeds fair value.

As of December 31, 2020, the Company had one indefinite-lived tradename (Isaac Mizrahi Brand) with a carrying value of $44,500,000. As of December 31, 2019, the Company had two indefinite-lived tradenames (Isaac Mizrahi Brand and Ripka Brand) with a carrying value of $62,900,000.

As of December 31, 2020, the Company had four finite-lived tradenames (Ripka Brand, Halston Brand, C Wonder Brand and Longaberger Brand) with an aggregate carrying value of $48,748,000. As of December 31, 2019, the Company had three finite-lived tradenames (Halston Brand, C Wonder Brand and Longaberger Brand) with an aggregate carrying value of $47,780,000.

We identified the Company’s tradename impairment testing as a critical audit matter. Auditing the Company’s tradename impairment testing was complex and subjective due to the significant estimation required to determine the forecasted cash flows used in the Company’s testing. Specifically, the forecasted cash flows are sensitive to significant assumptions such as revenue growth rates, including the terminal growth rates, margins, expenses, and discount rates, all of which are affected by expected future market or economic conditions, including the effects of the global pandemic. In addition, our audit effort involved the use of professionals within our firm with specialized skill and knowledge in valuation methods and models.

The primary procedures we performed to address this critical audit matter included the following.

●	We obtained an understanding of and evaluated the Company’s process to estimate future cashflows, including methods, data, and significant assumptions used in developing the discounted cashflow analysis as well as the completeness and accuracy of the underlying data used by the Company in its analyses.
●	We evaluated the reasonableness of the Company’s forecasted revenues, operating results, and cash flows by comparing those forecasts to the underlying business strategies and growth plans, including existing license arrangements. In addition, we performed a sensitivity analysis related to the key inputs to forecasted cash flows, including revenue growth rates, margins, and discount rates, to evaluate whether the changes in the assumptions would result in a material change in fair value of the tradenames.
●	We evaluated management’s ability to estimate future cash flows by comparing the Company’s historical forecasted sales, operating results, and cash flow forecasts to actual results. We also considered management's ability to estimate license renewals by examining historical renewal rates.
●	With the assistance of our firm’s valuation professionals, we evaluated the reasonableness of the Company’s discounted cash flow models, including the terminal value and discount rates assumptions.

Going Concern

As disclosed in Note 10 to the consolidated financial statements, in  March 2020, the World Health Organization declared the outbreak of a novel coronavirus disease (“COVID-19”) as a pandemic, negatively and materially impacting the Company’s financial results and liquidity. Specifically, licensing and wholesale revenues decreased primarily due to lower customer sales by its licensees and wholesale customers as a result of government-ordered retail store closures as well as an overall slowdown in economic activity related to the COVID-19 pandemic. This resulted in significant uncertainty surrounding the potential impact on the Company’s future results of operations and cash flows.

We identified the evaluation of whether the Company has the ability to continue as a going concern due to liquidity impacted by COVID-19 as a critical audit matter. Auditing management’s going concern analysis was complex and highly subjective due to the significant estimation required to forecast future operations and cash flows that are affected by expected future market conditions, including the effects of global pandemic.

The primary procedures we performed to address this critical audit matter included the following.

●	We obtained an understanding of and tested the company’s process to identify events and circumstances that would raise substantial doubt about the Company’s ability to continue as a going concern and process to estimate future cashflows, including methods, data, and significant assumptions used in developing the future cashflows, as well as the completeness and accuracy of the underlying data used by the Company in its analyses.
●	We evaluated the reasonableness of the following significant assumptions made by management, including:
o	The Company’s forecasted revenues and cash flows by comparing those forecasts to the underlying business strategies and growth plans, including existing license arrangements;
o	Management’s ability to estimate future cash flows, including forecasted revenues, by comparing the Company’s historical cash flow forecasts to actual results. We also considered management's ability to estimate license renewals by examining historical renewal rates.; and
o	We performed a sensitivity analysis related to the key inputs to forecasted cash flows, including revenue growth rates and cost saving measures, to evaluate the impact of COVID-19 on the Company’s future cash flows and how the Company’s strategy mitigates the impact

/s/ CohnReznick LLP

We have served as the Company’s auditors since 2012.

New York, New York

April 22, 2021

Xcel Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2020	December 31, 2019
Assets
Current Assets:
Cash and cash equivalents	$4,957	$4,641
Accounts receivable, net of allowances of $1,151 and $155, respectively	8,889	10,622
Inventory	1,216	899
Prepaid expenses and other current assets	1,085	1,404
Total current assets	16,147	17,566
Property and equipment, net	3,367	3,666
Operating lease right-of-use assets	8,668	9,250
Trademarks and other intangibles, net	93,535	111,095
Restricted cash	1,109	1,109
Other assets	228	505
Total non-current assets	106,907	125,625

Total Assets	$123,054	$143,191

Liabilities and Equity
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$4,442	$4,391
Accrued payroll	973	1,444
Current portion of operating lease obligation	2,101	1,752
Current portion of long-term debt	2,800	2,250
Total current liabilities	10,316	9,837
Long-Term Liabilities:
Long-term portion of operating lease obligation	8,469	9,773
Long-term debt, less current portion	13,838	16,571
Contingent obligation	900	900
Deferred tax liabilities, net	3,052	7,434
Other long-term liabilities	224	224
Total long-term liabilities	26,483	34,902
Total Liabilities	36,799	44,739

Commitments and Contingencies

Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, and 19,260,862 and 18,866,417 shares issued and outstanding at December 31, 2020 and 2019, respectively	19	19
Paid-in capital	102,324	101,736
Accumulated deficit	(16,595)	(3,659)
Total Xcel Brands, Inc. stockholders' equity	85,748	98,096
Noncontrolling interest	507	356
Total Equity	86,255	98,452

Total Liabilities and Equity	$123,054	$143,191

See Notes to Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Year Ended
	December 31,
	2020	2019
Revenues
Net licensing revenue	$20,255	$26,435
Net sales	9,193	15,292
Net revenue	29,448	41,727
Cost of goods sold (sales)	5,456	10,272
Gross profit	23,992	31,455

Operating costs and expenses
Salaries, benefits and employment taxes	13,061	15,834
Other design and marketing costs	3,334	3,164
Other selling, general and administrative expenses	6,567	5,552
(Recovery of) costs in connection with potential acquisitions	(158)	1,290
Stock-based compensation	850	976
Depreciation and amortization	5,497	3,902
Government assistance - Paycheck Protection Program and other	(1,816)	—
Asset impairment charges	13,113	6,200
Total operating costs and expenses	40,448	36,918

Other income	46	2,850

Operating loss	(16,410)	(2,613)

Interest and finance expense
Interest expense and other finance charges	1,193	1,285
Loss on extinguishment of debt	—	189
Total interest and finance expense	1,193	1,474

Loss before income taxes	(17,603)	(4,087)

Income tax benefit	(4,518)	(642)

Net loss	(13,085)	(3,445)
Less: Net loss attributable to noncontrolling interest	(149)	(19)
Net loss attributable to Xcel Brands, Inc. stockholders	$(12,936)	$(3,426)

Loss per share attributable to Xcel Brands, Inc. common stockholders:
Basic net loss per share:	$(0.68)	$(0.18)
Diluted net loss per share:	$(0.68)	$(0.18)
Weighted average number of common shares outstanding:
Basic weighted average common shares outstanding	19,117,460	18,857,657
Diluted weighted average common shares outstanding	19,117,460	18,857,657

See Notes to Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Xcel Brands, Inc. stockholders
	Common Stock		Paid-in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance as of January 1, 2019	18,138,616	$18	$100,097	$(233)	$—	$99,882

Issuance of common stock in connection with the acquisition of Halston Heritage	777,778	1	1,057	—	—	1,058

Shares issued to directors in connection with restricted stock grants, net of forfeitures	60,000	—	—	—	—	—

Shares issued on exercise of stock options, net	5,185	—	—	—	—	—

Compensation expense in connection with stock options and restricted stock	—	—	756	—	—	756

Shares repurchased including vested restricted stock in exchange for withholding taxes	(115,162)	—	(174)	—	—	(174)

Consolidation of Longaberger Licensing, LLC variable interest entity	—	—	—	—	375	375

Net loss for the year ended December 31, 2019	—	—	—	(3,426)	(19)	(3,445)

Balance as of December 31, 2019	18,866,417	19	101,736	(3,659)	356	98,452

Compensation expense in connection with stock options and restricted stock	—	—	257	—	—	257

Shares issued to executive in connection with stock grants for bonus payments	336,700	—	220	—	—	220

Shares issued to other employees in connection with stock grants	303,028	—	301	—	—	301

Shares repurchased from employees in exchange for withholding taxes	(245,283)	—	(190)	—	—	(190)

Additional investment in Longaberger Licensing, LLC by non-controlling interest	—	—	—	—	300	300

Net loss for the year ended December 31, 2020	—	—	—	(12,936)	(149)	(13,085)

Balance as of December 31, 2020	19,260,862	$19	$102,324	$(16,595)	$507	$86,255

See Notes to Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(13,085)	$(3,445)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	5,497	3,902
Asset impairment charges	13,113	6,200
Amortization of deferred finance costs	95	146
Stock-based compensation	850	976
Amortization of note discount	—	16
Allowance for doubtful accounts	1,042	(50)
Loss on extinguishment of debt	—	189
Deferred income tax benefit	(4,382)	(705)
Net gain on sale of assets	(46)	—
Gain on reduction of contingent obligation	—	(2,850)
Changes in operating assets and liabilities:
Accounts receivable	691	438
Inventory	(317)	1,089
Prepaid expenses and other assets	597	(59)
Accounts payable, accrued expenses and other current liabilities	(496)	(1,720)
Cash paid in excess of rent expense	(374)	(431)
Other liabilities	—	(196)
Net cash provided by operating activities	3,185	3,500

Cash flows from investing activities
Cash consideration for acquisition of Halston Heritage assets	—	(8,830)
Net proceeds from sale of assets	46	—
Investment in Longaberger Licensing, LLC	—	(375)
Purchase of property and equipment	(748)	(1,133)
Net cash used in investing activities	(702)	(10,338)

Cash flows from financing activities
Shares repurchased including vested restricted stock in exchange for withholding taxes	(190)	(174)
Cash contribution from non-controlling interest	300	—
Payment of deferred finance costs	(27)	(315)
Proceeds from long-term debt	—	7,500
Payment of long-term debt	(2,250)	(4,742)
Net cash (used in) provided by financing activities	(2,167)	2,269

Net increase (decrease) in cash, cash equivalents, and restricted cash	316	(4,569)

Cash, cash equivalents, and restricted cash at beginning of period	5,750	10,319

Cash, cash equivalents, and restricted cash at end of period	$6,066	$5,750

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$4,957	$4,641
Restricted cash	1,109	1,109
Total cash, cash equivalents, and restricted cash	$6,066	$5,750

Supplemental disclosure of non-cash activities:
Operating lease right-of-use asset	$797	$10,409
Operating lease obligation	$797	$13,210
Accrued rent offset to operating lease right-of-use assets	$—	$2,801
Settlement of seller note through offset to receivable	$—	$600
Settlement of contingent obligation through offset to note receivable	$—	$100
Issuance of common stock in connection with Halston Heritage assets acquisition	$—	$1,058
Contingent obligation related to acquisition of Halston Heritage assets at fair value	$—	$900
Liability for equity-based bonuses	$71	$220

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$58	$136
Cash paid during the period for interest	$1,128	$1,176

See Notes to Consolidated Financial Statements.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

1.   Nature of Operations, Background, and Basis of Presentation

Xcel Brands, Inc. (“Xcel” and, together with its subsidiaries, the “Company”) is a media and consumer products company engaged in the design, production, marketing, live streaming, wholesale distribution, and direct-to-consumer sales of branded apparel, footwear, accessories, fine jewelry, home goods and other consumer products, and the acquisition of dynamic consumer lifestyle brands. Currently, the Company’s brand portfolio consists of the Isaac Mizrahi brands (the "Isaac Mizrahi Brand"), the Judith Ripka brands (the "Ripka Brand"), the Halston brands (the "Halston Brand"), the C Wonder brands (the "C Wonder Brand"), and other proprietary brands. The Company also manages the Longaberger brand (the “Longaberger Brand”) through its 50% ownership interest in Longaberger Licensing, LLC.

The Company designs, produces, markets, and distributes products, and in certain cases, licenses its brands to third parties, and generates licensing and other revenues through contractual arrangements with manufacturers and retailers. This includes licensing its own brands for promotion and distribution through a ubiquitous-channel retail sales strategy, which includes distribution through interactive television, the internet, and traditional brick-and-mortar retail channels.

The Company’s wholesale and e-commerce operations are presented as "Net sales" and "Cost of goods sold (sales)" in the Consolidated Statements of Operations, separately from the Company’s licensing revenues.

2.   Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Xcel, its wholly owned subsidiaries, and entities in which Xcel has a controlling financial interest as of and for the years ended December 31, 2020 (the "Current Year") and 2019 (the "Prior Year"). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with the accounting rules under Regulation S-X, as promulgated by the Securities and Exchange Commission (“SEC”). All significant intercompany accounts and transactions have been eliminated in consolidation. and net earnings have been adjusted by the portion of operating results of consolidated entities attributable to noncontrolling interests.

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

The Company deems the following items to require significant estimates from management:

●Allowance for doubtful accounts;
●Useful lives of trademarks;
●Assumptions used in the valuation of intangible assets, including cash flow estimates for impairment analysis;

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

●Black-Scholes option pricing model assumptions for stock option values;
●Incremental borrowing rate;
●Inventory reserves; and
●Valuation allowances and effective tax rate for tax purposes.

Reclassifications

Certain reclassifications have been made to Prior Year financial statements to conform to classifications used in the Current Year – specifically, the aggregation of interest expense with other finance charges, the latter of which was not material in Current Year or Prior Year. This reclassification had no impact on net income, stockholders’ equity, or cash flows as previously reported.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are reported net of the allowance for doubtful accounts. The allowance for doubtful accounts is based on the Company’s ongoing discussions with its licensees, wholesale and digital customers, and its evaluation of each customer’s payment history, account aging, and financial position.

As of December 31, 2020 and 2019, the Company had $8.9 million and $10.6 million, respectively, of accounts receivable, net of allowances for doubtful accounts of $1.2 million and $0.2 million, respectively. The Company recognized bad debt expense of $1.1 million for the Current Year and a recovery of $(0.1) million for the Prior Year. Included within these amounts, the Current Year reflects $1.0 million of bad debt expense related to the bankruptcy of several retail customers due to the novel coronavirus disease pandemic. The total allowance of $1.0 million against such customers’ outstanding receivable balances of $1.2 million at December 31, 2020 represents management’s best estimate of collectibility, based on information currently available.

There is no earned revenue that has been accrued but not billed as of December 31, 2020 and 2019.

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

December 31, 2020 and 2019

improvements are amortized over the shorter of their estimated useful lives or the terms of the leases. Betterments and improvements are capitalized, while repairs and maintenance are expensed as incurred.

Costs to develop or acquire software for internal use incurred during the preliminary project stage and the post implementation stage are expensed, while internal and external costs to acquire or develop software for internal use incurred during the application development stage – including design, configuration, coding, testing, and installation – are generally capitalized.

As a result of the bankruptcy of Lord & Taylor in the Current Year, the Company recognized a $0.1 million impairment related to certain furniture and fixture assets physically located in Lord & Taylor’s stores.

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

The Company performed its annual impairment testing as described above for the year ended December 31, 2020, and concluded that there was no impairment of its indefinite-lived intangible assets.

As a result of performing its annual impairment testing as described above for the year ended December 31, 2019, the Company recorded a $6.2 million impairment related to the Ripka Brand trademarks, driven by the timing of the continued transition from a licensing model to a wholesale and direct-to-consumer model. No other impairment charges were recorded for the year ended December 31, 2019.

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

December 31, 2020 and 2019

finite-lived intangible assets impairment analysis are classified as Level 3 inputs within the fair value hierarchy as defined in ASC Topic 820, “Fair Value Measurement.”

As a result of performing its annual impairment testing as described above for the year ended December 31, 2020, the Company recorded a $13.0 million impairment related to the Ripka Brand trademarks, driven by delays and uncertainty in implementing the brick-and-mortar retail store strategy for a portion of the brand, primarily as a result of the novel coronavirus disease pandemic. No other impairment charges were recorded for the year ended December 31, 2020.

No impairment charges were recorded related to finite-lived intangible assets for the year ended December 31, 2019.

The Company’s finite-lived intangible assets are amortized over their estimated useful lives of seven (7) to eighteen (18) years.

Restricted Cash

Restricted cash was $1.1 million as of December 31, 2020 and 2019, respectively. This balance consisted of  $1.1 million of cash deposited with Bank Hapoalim B.M. (“BHI”) as collateral for an irrevocable standby letter of credit associated with the lease of the Company’s current corporate office and operating facility at 1333 Broadway, New York City.

Investment in Unconsolidated Affiliate

The Company holds a limited partner ownership interest in an unconsolidated affiliate, which was entered into in 2016. This investment is accounted for in accordance with Accounting Standards Update (“ASU”) No. 2016-01, "Financial Instruments – Overall (Subtopic 825-10): "Recognition and Measurement of Financial Assets and Financial Liabilities," and is included within other assets on the Company’s consolidated balance sheets at December 31, 2020 and 2019. As of December 31, 2020 and 2019, the carrying value of this investment was $0.1 million. This investment does not have a readily determinable fair value and in accordance with ASC 820-10-35-59, the investment is valued at cost, less impairment, plus or minus observable price changes of an identical or similar investment of the same issuer.

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

December 31, 2020 and 2019

When accounting for asset acquisitions, if any contingent obligations exist and the fair value of the assets acquired are equal to the consideration paid, any contingent obligations are recognized based upon the Company’s best estimate of the amount that will be paid to settle the liability.

The Company recorded contingent obligations in connection with the acquisition of the Judith Ripka Trademarks in 2014, the C Wonder Trademarks in 2015, and the Halston Heritage Trademarks in 2019. See Note 6 and Note 10 for additional information related to contingent obligations.

Under the applicable accounting guidance, the Company is required to carry such contingent liability balances on its consolidated balance sheet until the measurement period of the earn-out expires and all related contingencies have been resolved.

Revenue Recognition

The Company applies the guidance in ASC Topic 606, “Revenue from Contracts with Customers” to recognize revenue.

Licensing

The Company recognizes revenue continuously over time as it satisfies its continuous obligation of granting access to its licensed intellectual properties, which are deemed symbolic intellectual properties under the applicable revenue accounting guidance. Payments are typically due after sales have occurred and have been reported by the licensees or, where applicable, in accordance with minimum guaranteed payment provisions. The timing of performance obligations is typically consistent with the timing of payments, though there may be differences if contracts provide for advances or significant escalations of contractually guaranteed minimum payments. There were no such differences that would have a material impact on the Company’s consolidated balance sheets at December 31, 2020 and 2019. In accordance with ASC 606-10-55-65, the Company recognizes revenue at the later of when (1) the subsequent sale or usage occurs or (2) the performance obligation to which some or all of the sales- or usage-based royalty has been allocated is satisfied (in whole or in part). More specifically, the Company separately identifies:

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

The Company does not typically perform by transferring goods or services to customers before the customer pays consideration or before payment is due, thus the amounts of contract assets as defined by ASC 606-10-45-3 were not material as of December 31, 2020 and 2019. The Company’s unconditional right to receive consideration based on the terms and conditions of licensing contracts is presented as accounts receivable on the accompanying consolidated balance. The Company typically does not receive consideration in advance of performance and, consequently, amounts of contract liabilities as defined by ASC 606-10-45-2 were not material as of December 31, 2020 and 2019.

The Company does not disclose the amount attributable to unsatisfied or partially satisfied performance obligations for variable revenue contracts (identified under “View A” above) in accordance with the optional exemption allowed under

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

ASC 606. The Company did not have any revenue recognized in the reporting period from performance obligations satisfied, or partially satisfied, in previous periods. Remaining minimum guaranteed payments for active contracts as of December 31, 2020 are expected to be recognized ratably in accordance with View C over the remaining term of each contract based on the passage of time and through December 2023.

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

Direct to Consumer Sales

The Company’s revenue associated with its e-commerce businesses is recognized at a point in time when product is shipped to the customer.

Advertising Costs

All costs associated with production for the Company’s advertising, marketing, and promotion are expensed during the periods when the activities take place. All other advertising costs, such as print and online media, are expensed when the advertisement occurs. The Company incurred $0.9 million in advertising and marketing costs for each of the years ended December 31, 2020 and December 31, 2019.

Leases

The Company determines if an arrangement is a lease at inception. The Company generally recognizes a right-of-use (“ROU”) asset, representing its right to use the underlying leased asset for the lease term, and a liability for its obligation to make future lease payments (the lease liability) at commencement date based on the present value of lease payments over the lease term. The Company does not recognize ROU assets and lease liabilities for lease terms of 12 months or less, but recognizes such lease payments in net income on a straight-line basis over the lease terms.

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

The Company applies the FASB guidance on accounting for uncertainty in income taxes, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also addresses derecognition, classification, interest, and penalties related to uncertain tax positions. The Company has no unrecognized tax benefits as of December 31, 2020 and 2019. Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2017 through December 31, 2020.

The income tax effects of changes in tax laws are recognized in the period when enacted.

Fair Value

ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value and establishes a framework for measuring fair value under U.S. GAAP. The fair value of the Company’s financial assets and liabilities reflects management’s

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable, the carrying amounts approximate fair value due to the short-term maturities of these instruments. The carrying value of term loan debt approximates fair value because the fixed interest rate approximates current market rates and in the instances it does not, the impact is not material. When debt interest rates are below market rates, the Company considers the discounted value of the difference of actual interest rates and its internal borrowing against the scheduled debt payments. The fair value of the Company’s cost method investment does not have a readily determinable fair value and in accordance with ASC 820-10-35-59, the investment is valued at cost, less impairment, plus or minus observable price changes of an identical or similar investment of the same issuer.

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

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU removes certain exceptions to the general principles in Topic 740, including, but not limited to, intraperiod tax allocations and interim period tax calculations. The ASU also provides additional clarification and guidance related to recognition of franchise taxes and changes in tax laws. This guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The adoption of this new guidance in 2021 will not have any significant impact on the Company’s results of operations, cash flows, and financial condition.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which was subsequently amended in November 2018 through ASU No. 2018-19. This ASU will require entities to estimate lifetime expected credit losses for financial instruments, including trade and other receivables, which will result in earlier recognition of credit losses. In November 2019, the FASB issued ASU No. 2019-10, which, among other things, deferred the application of the new guidance on credit losses for smaller reporting

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows, and financial condition.

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

The Company adopted ASU No. 2016-02, “Leases,” effective January 1, 2019, by applying the new guidance under the additional and alternative transition method allowed by ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements.” As of January 1, 2019, the adoption resulted in the recognition of operating lease right-of-use ("ROU") assets of approximately $10.4 million, lease liabilities of approximately $13.2 million, and a decrease of approximately $2.8 million in accrued rent. The adoption of the new lease accounting guidance did not have an impact on the Company’s consolidated statement of operations, and had no impact on cash provided by or used in operating, financing, or investing activities in the Company's consolidated statement of cash flows.

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

December 31, 2020 and 2019

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

Simultaneously on November 12, 2019, Longaberger Licensing, LLC completed the acquisition of the Longaberger trademarks and other intellectual property rights relating thereto from the trustee for the Longaberger Company. The total purchase price for such assets was $750,000. No other assets or liabilities were acquired as part of this transaction, and the acquisition was accounted for as an asset purchase.

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

The Longaberger trademarks have been determined by management to have a finite useful life, and accordingly, amortization is recorded in the Company’s consolidated statements of operations. The Longaberger trademarks are amortized on a straight-line basis over their expected useful life of fifteen (15) years.

During the Current Year, Hilco Global and Xcel each contributed $300,000 to LL in order to fund LL’s working capital requirements, which resulted in an increase of $300,000 to the carrying value of Hilco Global’s non-controlling interest.

4.   Trademarks and Other Intangibles

Trademarks and other intangibles, net consist of the following:

	Weighted
	Average	December 31, 2020
	Amortization	Gross Carrying	Accumulated	Net Carrying
($ in thousands)	Period	Amount	Amortization	Amount
Trademarks (indefinite-lived)	n/a	$44,500	$—	$44,500
Trademarks (finite-lived)	15 years	21,613	6,867	14,746
Trademarks (finite-lived)	18 years	38,194	4,192	34,002
Other intellectual property	7 years	762	537	225
Copyrights and other intellectual property	10 years	190	128	62
Total		$105,259	$11,724	$93,535

	Weighted
	Average	December 31, 2019
	Amortization	Gross Carrying	Accumulated	Net Carrying
($ in thousands)	Period	Amount	Amortization	Amount
Trademarks (indefinite-lived)	n/a	$62,900	$—	$62,900
Trademarks (finite-lived)	15 years	16,213	4,560	11,653
Trademarks (finite-lived)	18 years	38,194	2,067	36,127
Other intellectual property	7 years	762	428	334
Copyrights and other intellectual property	10 years	190	109	81
Total		$118,259	$7,164	$111,095

During the year ended December 31, 2020, the Company recorded a non-cash impairment charge of $13.0 million related to the Ripka Brand trademarks, driven by delays and uncertainty in implementing the brick-and-mortar retail store strategy for a portion of the brand, primarily as a result of the novel coronavirus disease pandemic. During the year ended December 31, 2019, the Company recorded a non-cash impairment charge of $6.2 million related to the Ripka Brand trademarks, driven by the timing of the continued transition from a licensing model to a wholesale and direct-to-consumer model. No other intangible asset impairment charges were recorded for the years ended December 31, 2020 and 2019.

Amortization expense for intangible assets for the years ended December 31, 2020 and 2019 was approximately $4.6 million and $3.2 million, respectively.

Effective January 1, 2020, the Company determined that the Ripka Brand, inclusive of all its trademarks, has a finite life of 15 years, and is amortized on a straight-line basis accordingly. Prior to January 1, 2020, the Ripka Brand trademarks were considered indefinite-lived assets.

The trademarks of the Isaac Mizrahi Brand have been determined to have indefinite useful lives and accordingly, no amortization has been recorded for those intangible assets.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Estimated future amortization expense related to finite-lived intangible assets over the remaining useful lives is as follows:

($ in thousands)	Amortization
Year Ending December 31,	Expense
2021	$3,632
2022	3,632
2023	3,632
2024	3,617
2025	3,613
Thereafter	30,909
Total	$49,035

5.   Significant Contracts

QVC Agreements

Through its wholly owned subsidiaries, the Company has direct-to-retail license agreements with Qurate Retail Group (“Qurate”), pursuant to which the Company designs, and Qurate sources and sells, various products under the IsaacMizrahiLIVE brand, the Judith Ripka brand, the H by Halston brand, and the Longaberger brand. These agreements include, respectively, the IM QVC Agreement, the Ripka QVC Agreement, the H QVC Agreement, and the Longaberger QVC Agreement (collectively, the “QVC Agreements”). Qurate owns the rights to all designs produced under the QVC Agreements, and the QVC Agreements include the sale of products across various categories through Qurate’s television media and related internet sites.

Pursuant to the agreements, the Company has granted to Qurate and its affiliates the exclusive, worldwide right to promote the Company’s branded products, and the right to use and publish the related trademarks, service marks, copyrights, designs, logos, and other intellectual property rights owned, used, licensed, and/or developed by the Company, for varying terms as set forth below. The QVC Agreements include automatic renewal periods as detailed below unless terminated by either party.

	Current Term	Automatic	Xcel Commenced	QVC Product
Agreement	Expiry	Renewal	Brand with QVC	Launch
IM QVC Agreement	September 30, 2021	one-year period	September 2011	2010
Ripka QVC Agreement	March 31, 2022	one-year period	April 2014	1999
H QVC Agreement	December 31, 2022	three-year period	January 2015	2015
Longaberger QVC Agreement	October 31, 2021	two-year period	November 2019	2019

In connection with the foregoing and during the same periods, Qurate and its subsidiaries have the exclusive, worldwide right to use the names, likenesses, images, voices, and performances of the Company’s spokespersons to promote the respective products. Under the IM QVC Agreement, IM Brands has also granted to Qurate and its affiliates, during the same period, exclusive, worldwide rights to promote third-party vendor co-branded products that, in addition to bearing and being marketed in connection with the trademarks and logos of such third-party vendors, also bear or are marketed in connection with the IsaacMizrahiLIVE trademark and related logo.

Under the QVC Agreements, Qurate is obligated to make payments to the Company on a quarterly basis, based primarily upon a percentage of the net retail sales of the specified branded products. Net retail sales are defined as the aggregate amount of all revenue generated through the sale of the specified branded products by Qurate and its subsidiaries under the QVC Agreements, excluding freight, shipping and handling charges, customer returns, and sales, use, or other taxes.

Also, under the QVC Agreements, except for the Longaberger QVC Agreement, the Company will pay a royalty participation fee to Qurate on revenue earned from the sale, license, consignment, or any other form of distribution of any products, bearing, marketed in connection with, or otherwise associated with the specified trademarks and brands.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Net revenue from Qurate totaled $17.61 million and $22.24 million for the Current Year and Prior Year, respectively, representing approximately 60% and 53% of the Company’s total revenues, respectively. As of December 31, 2020 and 2019, the Company had receivables from Qurate of $4.46 million and $4.36 million, representing approximately 50% and 41% of the Company’s accounts receivable, respectively. The December 31, 2020 and 2019 Qurate receivables did not include any earned revenue accrued but not yet billed as of the respective balance sheet dates.

6.   Debt and Other Long-term Liabilities

Debt

The Company’s net carrying amount of debt is comprised of the following:

	December 31,	December 31,
($ in thousands)	2020	2019
Term loan debt	$16,750	$19,000
Unamortized deferred finance costs related to term loan	(112)	(179)
Total	16,638	18,821
Current portion of long-term debt	2,800	2,250
Long-term debt	$13,838	$16,571

Term Loan Debt

On February 26, 2016, the Company and its wholly owned subsidiaries, IM Brands, LLC, JR Licensing, LLC, H Licensing, LLC, C Wonder Licensing, LLC, Xcel Design Group, LLC, IMNY Retail Management, LLC, and IMNY E-Store, USA, LLC (each a “Guarantor” and collectively, the “Guarantors”), as Guarantors, entered into an amended and restated loan and security agreement with Bank Hapoalim B.M. as agent, and the financial institutions party thereto as lenders.

On February 11, 2019, concurrent with the Closing Date of the acquisition of the Halston Heritage Brands (see Note 3), the Company entered into an amended loan agreement with BHI (the “Loan Agreement”), which amended and restated the prior term loan. Immediately prior to February 11, 2019, the aggregate principal amount of the prior term loan was $14.5 million. Pursuant to the Loan Agreement, the Lenders have extended to Xcel an additional term loan in the amount of $7.5 million, such that, as of February 11, 2019, the aggregate outstanding balance of all the term loans extended by BHI to Xcel was $22.0 million, which amount has been divided under the Loan Agreement into two term loans: (1) a term loan in the amount of $7.3 million (“Term Loan A”) and (2) a term loan in the amount of $14.7 million (“Term Loan B” and, together with Term Loan A, the “Term Loans”). The proceeds of the additional term loan were used to finance the Halston Heritage Brands acquisition described in Note 3.

The terms and conditions of the Loan Agreement resulted in significantly different debt service payment requirements, compared with the prior term loan, including an increase of $7.5 million in the principal balance, and related changes to the timing and amount of principal payments, as well as changes in the interest rate. Management assessed and determined that this amendment resulted in an extinguishment of debt and recognized a loss of $0.2 million (consisting of unamortized deferred finance costs) during the year ended December 31, 2019.

The Loan Agreement also allows that BHI and any other lender party to the Loan Agreement (collectively, the “Lenders”) can provide to Xcel a revolving loan facility and a letter of credit facility, the terms of each of which shall be agreed to by Xcel and the Lenders. Amounts advanced under the revolving loan facility (the “Revolving Loans”) will be used for the purpose of consummating acquisitions by Xcel or its subsidiaries that are or become parties to the Loan Agreement. Xcel will have the right to convert Revolving Loans to incremental term loans (the “Incremental Term Loans”) in minimum amounts of $5.0 million. The Company has not drawn down any funds under either the revolving loan facility or letter of credit facility.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

On April 13, 2020, the Company and BHI amended the Loan Agreement. Under this amendment, the quarterly installment payment due March 31, 2020 was deferred, and the amounts of the quarterly installment payments due throughout the remainder of 2020 were reduced, while the amount of principal to be repaid through variable payments based on excess cash flow was increased. In addition, there were multiple changes and waivers to the various financial covenants. Further, this amendment permitted Xcel to incur unsecured debt through the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), and excludes any associated PPP debt and debt service from the covenant calculations. See Note 7 for details regarding the Company’s accounting for the PPP. There were no changes to the total principal balance, interest rate, or maturity date.

On August 18, 2020, the Company and BHI further amended its Loan Agreement. Under this amendment, the amounts of the quarterly installment payments due throughout 2021 were reduced, and the amount of principal to be repaid through variable payments based on excess cash flow was increased. In addition, there were multiple changes and waivers to the various financial covenants. There were no changes to the total principal balance, interest rate, or maturity date.

Management assessed and determined that the Current Year amendments represented debt modifications and, accordingly, no gain or loss was recorded. In connection with the Current Year amendments, the Company incurred fees to or on behalf of BHI of approximately $27,000; these fees, along with deferred finance costs related to financing transactions that took place in prior years, have been deferred on the consolidated balance sheets as a reduction to the carrying value of the term loan debt, and are being amortized to interest expense over the term of the Loan Agreement using the effective interest method.

The Term Loans mature on December 31, 2023, Incremental Term Loans shall mature on the date set forth in the applicable term note, and Revolving Loans and the letter of credit facility shall mature on such date as agreed upon by Xcel and the Lenders. Any letter of credit issued under Loan Agreement shall terminate no later than one year following the date of issuance thereof.

The remaining principal balance of the Term Loans, as amended, outstanding at December 31, 2020 is payable in fixed installments as set forth in the following table, plus the variable payments as described below:

($ in thousands)
Installment Payment Dates	Amount
March 31, 2021, June 30, 2021, September 30, 2021, and December 31, 2021	$700

March 31, 2022, June 30, 2022, September 30, 2022, and December 31, 2022	$1,125

March 31, 2023, June 30, 2023, September 30, 2023, and December 31, 2023	$1,250

In addition to the fixed installments outlined above, commencing with the fiscal quarter ending March 31, 2021, the Company is required to repay a portion of the Term Loans in an amount equal to 50% of the excess cash flow for the fiscal quarter, provided that no early termination fee shall be payable with respect to any such payment. Excess cash flow means, for any period, cash flow from operations (before certain permitted distributions) less (i) capital expenditures not made through the incurrence of indebtedness, (ii) all cash principal paid or payable during such period, and (iii) all dividends declared and paid (or which could have been declared and paid) during such period to equity holders of any credit party treated as a disregarded entity for tax purposes. To the extent that the cumulative amount of such variable repayments made is less than $4.45 million as of March 31, 2022, any such shortfall must be repaid at that date.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Thus, the aggregate remaining annual principal payments under the Term Loans at December 31, 2020 were as follows:

Amount of
($ in thousands)	Principal
Year Ending December 31,	Payment
2021	$2,800
2022	8,950
2023	5,000
Total	$16,750

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

Xcel’s obligations under the Loan Agreement are guaranteed by and secured by all of the assets of Xcel and its wholly owned subsidiaries, as well as any subsidiary formed or acquired that becomes a credit party to the Term Loans (the “Guarantors”) and, subject to certain limitations contained in the Term Loans, equity interests of the Guarantors. Xcel also granted the Lenders a right of first offer to finance any acquisition for which the consideration will be paid other than by cash of Xcel or by the issuance of equity interest of Xcel.

The Loan Agreement contains customary covenants, including reporting requirements, trademark preservation, and the following financial covenants of the Company (on a consolidated basis with the Guarantors under the Loan Agreement):

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

The Company was in compliance with all applicable covenants under the Loan Agreement as of and for the fiscal year ended December 31, 2020.

In connection with the February 11, 2019 refinancing transaction and subsequent amendments, the Company incurred fees to or on behalf of BHI of approximately $0.3 million during the Prior Year and $0.03 million during the Current Year. These fees have been deferred on the consolidated balance sheets as a reduction to the carrying value of the Term Loans, and are being amortized to interest expense over the term of the Term Loans using the effective interest method. The effective interest rate on the Loan Agreement was approximately 6.6% and 6.7% for the Current Year and Prior Year, respectively.

Interest on Term Loan A accrues at a fixed rate of 5.1% per annum and is payable on each day on which the scheduled principal payments on Term Loans are required to be made. Interest on Term Loan B accrues at a fixed rate of 6.25% per annum and is payable on each day on which the scheduled principal payments on Term Loans are required to be made. Interest on the Revolving Loans will accrue at either the Base Rate or LIBOR, as elected by Xcel, plus a margin to be agreed to by Xcel and the Lenders and will be payable on the first day of each month. Base Rate is defined in the Loan Agreement as the greater of (a) BHI’s stated prime rate or (b) 2.00% per annum plus the overnight federal funds rate published by the Federal Reserve Bank of New York. Interest on the Incremental Term Loans will accrue at rates to be agreed to by Xcel and the Lenders and will be payable on each day on which the scheduled principal payments under the applicable note are required to be made.

For the Current Year and Prior Year, the Company incurred interest expense of approximately $1.1 million and $1.2 million, respectively, related to term loan debt.

On April 14, 2021, the Company and its wholly owned subsidiaries entered into a new loan and security agreement with BHI and First Eagle Alternative Credit, LLC (“FEAC”), which resulted in the extinguishment of the term loan debt which existed as of December 31, 2020. See Note 13 for additional details.

IM Seller Note

On September 29, 2011, as part of the consideration for the purchase of the Isaac Mizrahi business, the Company issued to IM Ready-Made, LLC a promissory note in the principal amount of $7.4 million (the “IM Seller Note”). The IM Seller Note was subsequently amended in 2013 and 2016. On March 31, 2019, the Company paid the final installment of $750,000 under the IM Seller Note, and no amounts remained outstanding under the IM Seller Note as of December 31, 2019.

For the year ended December 31, 2019, the Company incurred interest expense of approximately $4,000 under the IM Seller Note, which consisted solely of amortization of the discount on the IM Seller Note.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Ripka Seller Notes

As of January 1, 2019, the Company had a note payable of approximately $0.58 million relating to the acquisition of the Judith Ripka assets (the "Ripka Seller Note"). Separately, the Company held a promissory note receivable due from the sellers of the Judith Ripka assets (the "Ripka Sellers") with a maturity date of March 31, 2019. On March 31, 2019, the Company agreed to net its note receivable due from the Ripka Sellers of approximately $0.9 million against the Ripka Seller Note of $0.6 million and the remaining Ripka Earn-Out of $0.1 million (see below). As of December 31, 2019, there were no amounts remaining outstanding under the Ripka Seller Note.

For the year ended December 31, 2019, the Company incurred interest expense of approximately $16,000, which consisted solely of amortization of the discount on the Ripka Seller Note.

Other Long-term Liabilities

Other long-term liabilities consist of the Company’s obligation to a subtenant for its security deposit under a sublease arrangement, which was $0.2 million as of both December 31, 2020 and 2019.

7.   Government assistance

Paycheck Protection Program (PPP)

On April 20, 2020, the Company executed a promissory note (the “Promissory Note”) with Bank of America, N.A., which provided for an unsecured loan in the amount of $1.806 million, pursuant to the PPP under the CARES Act. The loan has a two-year term and bears interest at a fixed rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains events of default and other provisions customary for a loan of this type. The loan was funded on April 23, 2020.

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

Management evaluated the legal and contractual terms associated with the loan, and concluded that, although the legal form of the loan is debt, it represents in substance a government grant that is expected to be forgiven. Given the lack of definitive authoritative guidance under GAAP for accounting for government grants, the Company analogized to accounting guidance under International Accounting Standard No. 20, “Accounting for Government Grants and Disclosure of Government Assistance.” Under such guidance, once it is probable that the conditions attached to the assistance will be met, the earnings impact of government grants is recorded on a systematic basis over the periods in which the entity recognizes as expenses the related costs for which the grants are intended to compensate. Accordingly, the Company recognized $1.806 million as a reduction to operating expenses in the Current Year. No interest expense related to the loan has been recorded in the Company’s consolidated financial statements.

Economic Incentive Disaster Loan (EIDL)

Concurrently with the PPP loan, in May 2020 the Company also received a $10,000 Economic Incentive Disaster Loan (“EIDL”) Advance through the U.S. Small Business Administration. The EIDL Advance represents a grant that does not

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

have to be repaid, and as such, the Company has recognized $10,000 as a reduction to operating expenses in the Current Year.

In total between the PPP and EIDL, the Company recognized $1,816,000 as a reduction to operating expenses in the Current Year.

8.   Stockholders’ Equity

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

A summary of the Company’s stock option activity for the Current Year is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding at January 1, 2020	7,222,625	$3.33	5.82	$—
Granted	531,250	1.40
Canceled	—	—
Exercised	—	—
Expired/Forfeited	(574,500)	3.94
Outstanding at December 31, 2020, and expected to vest	7,179,375	$3.14	4.93	$—
Exercisable at December 31, 2020	3,063,208	$4.91	1.22	$—

Current Year stock option grants were as follows:

On January 1, 2020, the Company granted options to purchase 5,000 shares of common stock to a board observer. The exercise price of the options is $4.00 per share, and 50% of the options vest on each of January 1, 2021 and January 1, 2022.

On January 31, 2020, the Company granted options to purchase 75,000 shares of common stock to a consultant. The exercise price of the options is $1.57 per share, and all options vested immediately on the date of grant.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

On April 1, 2020, the Company granted options to purchase an aggregate of 200,000 shares of common stock to non-management directors. The exercise price of the options is $0.50 per share, and 50% of the options shall vest on each of April 1, 2021 and April 1, 2022.

On April 15, 2020, the Company granted options to purchase 13,500 shares of common stock to a consultant. The exercise price of the options is $3.00 per share. One-third of the options vested on each of June 30, 2020, September 30, 2020, and December 31, 2020.

On August 21, 2020, the Company granted options to purchase 22,750 shares of common stock to a consultant. The exercise price of the options is $1.00 per share, and all options vested on December 31, 2020.

On September 28, 2020, the Company granted options to purchase 15,000 shares of common stock to an employee. The exercise price of the options is $0.71 per share, and one-third of the options shall vest on each of September 28, 2021, September 28, 2022, and September 28, 2023.

On December 21, 2020, the Company granted options to purchase an aggregate of 50,000 shares of common stock to two employees. The exercise price of the options is $1.09 per share, and 50% of the options shall vest on each of December 21, 2021 and December 21, 2022.

Prior Year stock option grants were as follows:

On January 1, 2019, the Company granted options to purchase 250,000 shares of common stock to a certain key employee. The exercise price is $3.00 per share, and the vesting of such options is dependent upon the Company achieving certain 12-month sales targets through December 31, 2021. As of December 31, 2020, 100,000 of these options have vested.

On February 27, 2019, the Company granted options to purchase 2,578,947 shares of common stock to Robert W. D’Loren, the Company’s Chief Executive Officer. The exercise price is $1.70 per share, and the vesting of such options is dependent upon the Company’s common stock achieving certain stock trading prices for a minimum of ten (10) trading days (the "Target Prices"). The vesting of 736,842 shares occur if the Target Prices are equal to or greater than $3.00 per share; 626,316 shares vest if the Target Price is equal to or greater than $5.00 per share; 515,789 shares vest if the Target Price is equal to or greater than $7.00 per share; 405,263 shares vest if the Target Price is equal to or greater than $9.00 per share; and 294,737 shares vest if the Target Price is equal to or greater than $11.00 per share. The options are exercisable until February 27, 2029. As of December 31, 2020, none of the aforementioned Target Price thresholds have been met, and therefore, none of these options have vested.

On February 27, 2019, the Company granted options to purchase 552,632 shares of common stock to James F. Haran, the Company’s Chief Financial Officer. The exercise price is $1.70 per share, and the vesting of such options is dependent upon the Company’s common stock achieving certain stock trading prices for a minimum of ten (10) trading days (the "Target Prices"). The vesting of 157,895 shares occur if the Target Prices are equal to or greater than $3.00 per share; 134,211 shares vest if the Target Price is equal to or greater than $5.00 per share; 110,526 shares vest if the Target Price

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

is equal to or greater than $7.00 per share; 86,842 shares vest if the Target Price is equal to or greater than $9.00 per share; and 63,158 shares vest if the Target Price is equal to or greater than $11.00 per share. The options are exercisable until February 27, 2029. As of December 31, 2020, none of the aforementioned Target Price thresholds have been met, and therefore, none of these options have vested.

On February 27, 2019, the Company granted options to purchase 368,421 shares of common stock to Seth Burroughs, an officer of the Company. The exercise price is $1.70 per share, and the vesting of such options is dependent upon the Company’s common stock achieving certain stock trading prices for a minimum of ten (10) trading days (the "Target Prices"). The vesting of 105,263 shares occur if the Target Prices are equal to or greater than $3.00 per share; 89,474 shares vest if the Target Price is equal to or greater than $5.00 per share; 73,684 shares vest if the Target Price is equal to or greater than $7.00 per share; 57,895 shares vest if the Target Price is equal to or greater than $9.00; and 42,105 shares vest if the Target Price is equal to or greater than $11.00 per share. The options are exercisable until February 27, 2029. As of December 31, 2020, none of the aforementioned Target Price thresholds have been met, and therefore, none of these options have vested.

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

On September 1, 2019, the Company granted options to purchase 15,000 shares of common stock to an employee. The exercise price of the options is $1.59 per share, and one-third of the options vest on each of September 1, 2020, September 1, 2021, and September 1, 2022.

On October 1, 2019, the Company granted options to purchase 100,000 shares of common stock to an employee. The exercise price of the options is $1.77 per share, and one-third of the options vest on each of October 1, 2020, October 1, 2021, and October 1, 2022.

On October 31, 2019, the Company granted options to purchase 10,000 shares of common stock to an employee. The exercise price of the options is $1.72 per share, and one-third of the options vest on each of October 31, 2020, October 31, 2021, and October 31, 2022.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

The fair value of the options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

Year Ended December 31,
	2020	2019
Expected Volatility	24.26 – 28.79	20.69 – 26.21
Expected Dividend Yield	—%	—%
Expected Life (Term, in years)	2.5 – 3.5	2.5 – 3.5
Risk-Free Interest Rate	0.16 – 1.60%	1.51 – 2.48%

Compensation expense related to stock options for the Current Year and Prior Year was approximately $0.2 million and $0.5 million, respectively. Total unrecognized compensation expense related to unvested stock options at December 31, 2020 amounts to approximately $0.2 million and is expected to be recognized over a weighted average period of 1.06 years.

The following table summarizes the Company’s stock option activity for non-vested options for the current year:

		Weighted
		Average
	Number of	Grant Date
	Options	Fair Value
Balance at January 1, 2020	4,551,500	$0.18
Granted	531,250	0.14
Vested	(444,083)	0.58
Forfeited or Canceled	(522,500)	0.65
Balance at December 31, 2020	4,116,167	$0.08

Warrants

Warrants granted by the Company expire at various times – either five, seven, or ten years from the date of grant, depending on the particular grant.

A summary of the Company’s warrant activity for the Current Year is as follows:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	(in Years)	Value
Outstanding and exercisable at January 1, 2020	579,815	$4.63	2.32	$—
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding and exercisable at December 31, 2020	579,815	$4.63	1.32	$—

The Company did not grant any warrants to purchase shares of common stock during the Current Year.

On July 18, 2019, the Company granted warrants to purchase an aggregate of 115,000 shares of common stock. The exercise price of the warrants is $3.17 per share, and one-third of the options vested on each of July 25, 2019, August 24, 2019, and September 23, 2019.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

No compensation expense was recorded in the Current Year related to warrants. Compensation expense related to warrants was approximately $14,000 in the Prior Year.

Stock Awards

A summary of the Company’s restricted stock activity for the Current Year is as follows:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2020	1,230,623	$4.33
Granted	639,728	0.82
Canceled	—	—
Vested	(1,089,518)	2.43
Expired/Forfeited	—	—
Outstanding at December 31, 2020	780,833	$4.09

On March 30, 2020, the Company issued 336,700 shares of common stock to a member of senior management as payment for a performance bonus earned in the Prior Year. These shares vested immediately. The Company recognized compensation expense of approximately $0.2 million in the Prior Year to accrue for this performance bonus.

The Company also recognized approximately $0.3 million of compensation expense in the Current Year related to similar senior management bonuses payable in common stock in 2021.

On May 20, 2020, the Company issued an aggregate of 270,728 shares of common stock to various employees. These shares vested immediately. The Company recognized approximately $0.3 million of compensation expense in the Current Year related to this grant.

On December 24, 2020, the Company issued an aggregate of 32,300 shares of common stock to various employees. These shares vested immediately. The Company recognized approximately $0.04 million of compensation expense in the Current Year related to this grant.

Prior Year stock award grants were as follows:

On February 27, 2019, the Company entered into a two-year employment agreement with a key employee, which includes a performance stock bonus of up to $90,000 for each of the years ended December 31, 2019 and 2020. The performance stock bonus is earned upon the Company achieving certain sales targets.

On April 1, 2019, the Company issued an aggregate of 60,000 shares of stock to certain non-management directors, which vest evenly over two years, whereby 50% vested on April 1, 2020, and 50% shall vest on April 1, 2021.

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

Total compensation expense related to stock awards for the Current Year and Prior Year (inclusive of the amounts detailed above) was approximately $0.6 million and $0.5 million, respectively. Total unrecognized compensation expense related to unvested restricted stock grants at December 31, 2020 amounts to $0.01 million and is expected to be recognized over a weighted average period of 0.25 years.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

The following table provides information with respect to restricted stock purchased and retired by the Company during the Current Year and Prior Year:

			Number of
			Shares
			Purchased as
			Part of
	Total Number	Actual	Publicly	Fair value of
	of Shares	Price Paid	Announced	Re-Purchased
Date	Purchased	per Share	Plan	Shares
March 30, 2020 (i)	155,556	$0.65	—	$102,000
May 20, 2020 (i)	87,249	0.98	—	85,000
December 24, 2020 (i)	2,478	1.14	—	3,000
Total 2020	245,283	$0.77	—	$190,000

September 30, 2019 (i)	18,147	$1.34	—	$25,000
October 31, 2019 (i)	29,189	1.75	—	51,000
November 30, 2019 (i)	57,980	1.45	—	84,000
December 31, 2019 (i)	9,846	1.45	—	14,000
Total 2019	115,162	$1.51	—	$174,000

(i)	The shares were exchanged from employees and directors in connection with the income tax withholding obligations on behalf of such employees and directors from the vesting of restricted stock.

All of the shares of restricted stock in the preceding table were originally granted to employees and directors as restricted stock awards pursuant to the Plan.

Shares Available Under the Company’s 2011 Equity Incentive Plan

At December 31, 2020, there were 1,549,598 shares of common stock available for issuance under the Plan.

Shares Reserved for Issuance

At December 31, 2020, there were 9,308,788 shares of common stock reserved for issuance pursuant to unexercised warrants and stock options, or available for issuance under the Plan.

Dividends

The Company has not paid any dividends to date.

9. Earnings Per Share

Shares used in calculating basic and diluted earnings per share are as follows:

	Year Ended
	December 31,
	2020	2019
Basic	19,117,460	18,857,657
Effect of exercise of warrants	—	—
Effect of exercise of stock options	—	—
Diluted	19,117,460	18,857,657

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

As a result of the net loss presented for the Current Year and Prior Year, the Company calculated diluted earnings per share using basic weighted-average shares outstanding for such period, as utilizing diluted shares would be anti-dilutive to loss per share.

The computation of basic and diluted earnings per share excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Year Ended
	December 31,
	2020	2019
Stock options and warrants	7,759,190	7,802,440

10.   Commitments and Contingencies

Leases

The Company has operating leases for its current office, former office, and a planned retail store location, as well as certain equipment with a term of 12 months or less. The Company is currently not a party to any finance leases.

The Company's real estate leases have remaining lease terms between approximately 1 year to 8 years. As of December 31, 2020, the weighted average remaining lease term was 6.3 years and the weighted average discount rate was 6.25%.

●	The Company leases office space under an operating lease agreement related to the Company’s main headquarters located in New York City. This lease commenced on March 1, 2016 and expires on October 30, 2027. In connection with this lease, the Company obtained an Irrevocable Standby Letter of Credit from BHI for a sum not exceeding $1.1 million. The Company has deposited this amount with BHI as collateral for the letter of credit and recorded the amount as restricted cash in the consolidated balance sheets as of December 31, 2020 and December 31, 2019.
●	The Company also leases office space under an operating lease agreement at another location in New York City, representing the Company’s former corporate offices and operations facility. This lease shall expire on February 28, 2022. This office space is currently subleased to a third-party subtenant through February 27, 2022.

The aforementioned office leases require the Company to pay additional rents related to increases in certain taxes and other costs on the properties.

The Company also leases approximately 1,300 square feet of retail space for a planned future retail store location in Westchester, New York.

For the years ended December 31, 2020 and 2019, total lease expense included in selling, general and administrative expenses on the Company's consolidated statements of operations was approximately $1.5 million and $1.6 million, respectively. The Company’s total lease costs for the years ended December 31, 2020 and 2019 were comprised of the following:

($ in thousands)	2020	2019
Operating lease cost	$1,986	$1,925
Short-term lease cost	81	76
Variable lease cost	98	105
Sublease income	(618)	(488)
Total lease cost	$1,547	$1,618

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Cash paid for amounts included in the measurement of operating lease liabilities was $1.9 million and $2.4 million in the Current Year and Prior Year, respectively. Cash received from subleasing was $0.7 million and $0.3 million in the Current Year and Prior Year, respectively.

As of December 31, 2020, the maturities of lease liabilities were as follows:

($ in thousands)
2021	$2,682
2022	1,700
2023	1,711
2024	1,711
2025	1,711
After 2025	3,334
Total lease payments	12,849
Less: Discount	2,279
Present value of lease liabilities	10,570
Current portion of lease liabilities	2,101
Non-current portion of lease liabilities	$8,469

Employment Agreements

The Company has contracts with certain executives and key employees. The future minimum payments under these contracts are as follows:

Employment
($ in thousands)	Contract
Year Ended December 31,	Payments
2021	$4,595
2022	2,100
Thereafter	—
Total future minimum employment contract payments	$6,695

In addition to the employment contract payments stated above, the Company’s employment contracts with certain executives and key employees contain performance-based bonus provisions. These provisions include bonuses based on the Company achieving revenues in excess of established targets and/or on operating results.

Certain of the employment agreements contain severance and/or change in control provisions. Aggregate potential severance compensation amounted to approximately $8.1 million as of December 31, 2020.

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

December 31, 2020 and 2019

Contingent Obligation – CW Seller (C Wonder Earn-Out)

In connection with the asset purchase of the C Wonder Brand in 2015, the Company agreed to pay the seller additional consideration, which would be payable, if at all, in cash or shares of common stock of the Company, at the Company’s sole discretion, after June 30, 2019. Under the applicable accounting guidance, the Company was required to carry such contingent liability balance on its consolidated balance sheet until the measurement period of the earn-out expired and all related contingencies had been resolved. The seller ultimately did not earn any additional consideration based on the criteria and terms set forth in the asset purchase agreement. As such, during the year ended December 31, 2019, the Company recorded a $2.85 million gain on the reduction of contingent obligations in the accompanying consolidated statements of operations. As of December 31, 2019, there were no amounts remaining under the C Wonder Earn-Out.

Contingent Obligation – JR Seller (Ripka Earn-Out)

In connection with the asset purchase of the Ripka Brand in 2014, the Company agreed to pay the sellers of the Ripka Brand certain additional consideration. As of January 1, 2019, the remaining balance of the Ripka Earn-Out was $0.1 million. On March 31, 2019, the Company satisfied the remaining Ripka Earn-Out balance of $0.1 million by off-setting the amount against the aforementioned promissory note receivable. As of December 31, 2019, there were no amounts remaining outstanding under the Ripka Earn-Out.

Coronavirus Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus disease (“COVID-19”) as a pandemic, which continues to spread throughout the U.S. COVID-19 is having an unprecedented impact on the U.S. economy as federal, state, and local governments react to this public health crisis.

The impacts of the current COVID-19 pandemic are broad reaching and are having an impact on the Company’s licensing and wholesale businesses. The COVID-19 pandemic is impacting the Company’s supply chain as most of the Company’s products are manufactured in China, Thailand, and other places around the world affected by this event. Temporary factory closures and the pace of workers returning to work have impacted contract manufacturers’ ability to source certain raw materials and to produce finished goods in a timely manner. The outbreak is also impacting distribution and logistics providers' ability to operate in the normal course of business. Further, the pandemic has resulted in a sudden and continuing decrease in sales for many of the Company’s products, resulting in order cancellations, and a decrease in accounts receivable collections, as the Company recorded approximately $1 million of additional allowance for doubtful accounts for the year ended December 31, 2020 for retailers that have filed for bankruptcy.

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

The income tax (benefit) provision for federal and state and local income taxes in the consolidated statements of operations consists of the following:

	Years Ended December 31,
($ in thousands)	2020	2019
Current:
Federal	$(202)	$—
State and local	66	63
Total current	(136)	63

Deferred:
Federal	(3,538)	(354)
State and local	(844)	(351)
Total deferred	(4,382)	(705)
Total benefit	$(4,518)	$(642)

The reconciliation of income tax (benefit) provision computed at the federal and state and local statutory rates to the Company’s loss before taxes is as follows:

	Years Ended December 31,
	2020	2019
U.S. statutory federal rate	21.00%	21.00%
State and local rate, net of federal tax	4.54	7.40
Stock compensation	(1.94)	(7.01)
Excess compensation deduction	(0.51)	(5.08)
Foreign tax credits	0.11	0.45
Life insurance	(0.04)	(0.81)
Net operating loss carryback	0.56	—
Paycheck Protection Program addback	2.18	—
Other permanent differences	(0.01)	(0.16)
Income tax benefit	25.89%	15.79%

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

The significant components of net deferred tax liabilities of the Company consist of the following:

	December 31,
($ in thousands)	2020	2019
Deferred tax assets
Stock-based compensation	$2,440	$2,774
Federal, state and local net operating loss carryforwards	2,907	1,207
Accrued compensation and other accrued expenses	664	846
Allowance for doubtful accounts	329	43
Basis difference arising from discounted note payable	11	316
Foreign tax credit	219	148
Charitable contribution carryover	63	60
Property and equipment	321	180
Total deferred tax assets	6,954	5,574

Deferred tax liabilities
Basis difference arising from intangible assets of acquisition	(10,006)	(13,008)
Total deferred tax liabilities	(10,006)	(13,008)
Net deferred tax liabilities	$(3,052)	$(7,434)

As of December 31, 2020 and 2019, the Company had approximately $10.1 million and $4.0 million, respectively, of federal net operating loss carryforwards ("NOLs") available to offset future taxable income. The NOL as of December 31, 2017 of $0.3 million has an expiration period through 2037. The NOL generated during tax years beginning after December 31, 2017 of $9.8 million has an indefinite life and does not expire.

On March 27, 2020, the CARES Act was enacted and signed into law. The CARES Act includes certain provisions impacting businesses’ income taxes related to 2018, 2019, and 2020. Some of the significant tax law changes are to increase the limitation on deductible business interest expense for 2019 and 2020, allow for the five-year carryback of net operating losses for 2018-2020, suspend the 80% limitation of taxable income for net operating loss carryforwards for 2018-2020, provide for the acceleration of depreciation expense from 2018 and forward on qualified improvement property, and accelerate the ability to claim refunds of AMT credit carryforwards. The Company is required to recognize the effect of tax law changes on its financial statements in the period in which the law was enacted. At this time, the Company may avail itself of the ability to carry back net operating losses generated in 2018 and 2019 tax years for five years, which would result in an estimated income statement benefit of $0.1 million and tax refund receivable of $0.2 million.

As of December 31, 2020 and 2019, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its consolidated financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its consolidated financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

12.   Related Party Transactions

Benjamin Malka

Benjamin Malka was a director of the Company from June 2014 through September 2019. Mr. Malka is also a 25% equity holder of HOH, and is the former Chief Executive Officer of HOH. HOH is the parent company of HIP.

On February 11, 2019, pursuant to the Heritage Asset Purchase Agreement and the acquisition of the Halston Heritage Trademarks (see Note 3), the Company delivered in escrow for HIP or its designees an aggregate of $8.4 million in cash and 777,778 shares of the Company’s common stock valued at $1.1 million, subject to a voting agreement and a lock-up agreement relating to such shares and a consent and waiver agreement each in form satisfactory to Xcel within three months from the date of the Heritage Asset Purchase Agreement. Such agreements were executed and delivered to Xcel, and the Xcel Shares were issued and delivered to the Sellers.

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

Hilco Trading, LLC

Hilco Trading, LLC ("Hilco") directly and indirectly owns greater than 5% of the Company's common stock, and its affiliate Hilco Global owns 50% of the equity of Longaberger Licensing, LLC. During the year ended December 31, 2020, the Company sold certain apparel products to an affiliate of Hilco, and recognized $0.15 million of revenue from this transaction. Additionally, during the year ended December 31, 2020, the Company sold certain intangible assets of Longaberger Licensing, LLC to a third party; an affiliate of Hilco earned and was paid a commission of $0.05 million related to the sale of these assets.

Robert W. D’Loren

Jennifer D’Loren is the wife of Robert W. D’Loren, the Company’s Chief Executive Officer and Chairman of the Board, and is employed by the Company. Mrs. D’Loren brings vast experience in project management and implementation of financial IT solutions. During the past two years, Mrs. D’Loren has worked on the implementation of the Company’s ERP system. Mrs. D’Loren received compensation of $0.14 million and $0.17 million for the years ended December 31, 2020 and 2019, respectively.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Isaac Mizrahi

On February 24, 2020, the Company entered into an employment agreement with Isaac Mizrahi, a principal stockholder of the Company, for Mr. Mizrahi to continue to serve as Chief Design Officer of the Isaac Mizrahi Brand. The term of the employment agreement expires on December 31, 2022, subject to earlier termination, and may be extended, at the Company’s option, for two successive one-year terms (each, a “Renewal Period”). Mr. Mizrahi’s base salary shall be $1.8 million, $2.0 million, and $2.1 million per annum during the term of the agreement and $2.25 million and $2.4 million during 2023 and 2024 if the term is extended, in each case, subject to adjustment in the event Mr. Mizrahi does not make a specified number of appearances on the QVC channel. Mr. Mizrahi shall be eligible to receive an annual cash bonus (the “Bonus”) up to an amount equal to $2.5 million less base salary for 2020 and $3.0 million less base salary for 2021, 2022, and any year during the Renewal Period. The Bonus shall consist of the DRT Revenue, Bonus, the Brick-and-Mortar Bonus, the Endorsement Bonus and the Monday Bonus, if any, as determined in accordance with the below:

●	“DRT Bonus” means for any calendar year an amount equal to 10% of the aggregate net revenue related to sales of Isaac Mizrahi Brand products through direct response television. The DRT Revenue Bonus shall be reduced by the amount of the Monday Bonus.
●	“Brick-and-Mortar Bonus” means for any calendar year an amount equal to 10% of the net revenues from sales of products under the Isaac Mizrahi Brand, excluding DRT revenue and endorsement revenues.
●	“Endorsement Bonus” means for any calendar year an amount equal to 40% of revenues derived from projects undertaken by the Company with one or more third parties solely for Mr. Mizrahi to endorse the third party’s products through the use of Mr. Mizrahi’s name, likeness, and/or image, and neither the Company nor Mr. Mizrahi provides licensing or design.
●	“Monday Bonus” means $10,000 for each appearance by Mr. Mizrahi on the QVC channel on Mondays (subject to certain expectations) up to a maximum of 40 such appearances in a calendar year.

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

Severance. If Mr. Mizrahi’s employment is terminated by the Company without “cause,” or if Mr. Mizrahi resigns with “good reason,” then Mr. Mizrahi will be entitled to receive his unpaid base salary and cash bonuses through the termination date and an amount equal to his base salary in effect on the termination date for the longer of six months and the remainder of the then-current term, but in no event exceeding 18 months. If Mr. Mizrahi’s employment is terminated by the Company without “cause” or if Mr. Mizrahi resigns with “good reason,” within six months following a change of control (as defined in the employment agreement), Mr. Mizrahi shall be eligible to receive a lump-sum payment equal to two times the sum of (i) his base salary (at an average rate that would have been in effect for such two year period following termination) plus (ii) the bonus paid or due to Mr. Mizrahi in the year prior to the change in control.

Non-Competition and Non-Solicitation. During the term of his employment by the Company and for a one-year period after the termination of such employment (unless Mr. Mizrahi’s employment was terminated without “cause” or was terminated by him for “good reason”), Mr. Mizrahi may not permit his name to be used by or to participate in any business or enterprise (other than the mere passive ownership of not more than 3% of the outstanding stock of any class of a publicly held corporation whose stock is traded on a national securities exchange or in the over-the-counter market) that engages

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

or proposes to engage in the Company’s business anywhere in the world other than the Company and its subsidiaries. Also during his employment and for a one-year period after the termination of such employment, Mr. Mizrahi may not, directly or indirectly, solicit, induce, or attempt to induce any customer, supplier, licensee, or other business relation of the Company or any of its subsidiaries to cease doing business with the Company or any or its subsidiaries; or solicit, induce, or attempt to induce any person who is, or was during the then-most recent 12-month period, a corporate officer, general manager, or other employee of the Company or any of its subsidiaries, to terminate such employee’s employment with the Company or any of its subsidiaries; or hire any such person unless such person’s employment was terminated by the Company or any of its subsidiaries; or in any way interfere with the relationship between any such customer, supplier, licensee, employee, or business relation and the Company or any of its subsidiaries.

On February 24, 2020 the Company entered into a services agreement with Laugh Club, an entity wholly-owned by Mr. Mizrahi, pursuant to which Laugh Club shall provide services to Mr. Mizrahi necessary for Mr. Mizrahi to perform his services pursuant to the employment agreement. The Company will pay Laugh Club an annual fee of $0.72 million for such services.

13. Subsequent Events

Acquisition of Lori Goldstein Brand

On April 1, 2021, the Company and its wholly-owned subsidiary, Gold Licensing, LLC, acquired the “Lori Goldstein” trademarks and other intellectual property rights related thereto, from Lori Goldstein, Ltd. (the “Seller”), in exchange for initial cash consideration of $3.6 million, plus additional cash earn-out consideration of up to $12.5 million based on the future performance of the brand.

Concurrent with the acquisition, the Company also entered into a 10-year employment agreement with the shareholder of the Seller to serve as brand’s Chief Creative Officer and Spokesperson, with a base salary rate of $1.2 million per annum, and the opportunity to earn additional incentives based on the future net royalties related to the brand. Additionally, the Company concurrently entered into a consulting agreement with the Seller to provide creative advice and consultation, for a fee of 0.8 million per annum.

Upon the consummation of the acquisition of the Lori Goldstein Brand described above, the Company incurred cash bonuses totaling $175,000 to certain members of the Company’s senior management (including $100,000 to the Chief Executive Officer, and $25,000 each to the Chief Financial Officer, President and Chief Operating Officer, and Executive Vice President of Business Development and Treasury), such bonuses having been approved by the Board of Directors on March 18, 2021.

Debt Refinancing Transaction

On April 14, 2021, the Company and its wholly owned subsidiaries entered into a new loan and security agreement with BHI and FEAC, which resulted in the extinguishment of the term loan debt that existed as of December 31, 2020. Under this transaction, the Company’s term loan debt obligation increased to $25.0 million, payable in 16 equal quarterly installments of $625,000, commencing June 30, 2021 and ending on March 31, 2025, with a final payment of $15.0 million payable on the maturity date of April 14, 2025. The new term loan debt bears interest at a weighted average rate of LIBOR plus 6.2% per annum. In addition, the facility provides for up to $25 million of future acquisition financing, subject to lender approval on a deal-by-deal basis. The Company’s obligations under the new loan and security agreement are secured by all of the assets of the Company and, subject to certain limitations, equity interests of the Company’s wholly owned subsidiaries. The new loan and security agreement contains customary covenants, including reporting requirements, trademark preservation, and financial covenants.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a 15(f) and 15d 15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2020, due to the material weakness described below.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its evaluation as of December 31, 2020, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2020 due to the material weaknesses set forth below. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The basis for the conclusion that such internal control was ineffective included the following considerations:

●	the Company was unable to file our Annual Report on Form 10-K within the time specified in SEC rules and forms, due to material subsequent events occurring in the first quarter of 2021, including a significant brand acquisition and a significant debt refinancing transaction, and impacts of the ongoing COVID-19 pandemic on our processes; and
●	the complexities in determining an impairment charge in the carrying value of one of the Company’s trademarks required additional time for a complete analysis.

The Company has hired additional personnel in its finance department to address the material weakness.

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

NAME	AGE	POSITION
Robert W. D’Loren	63	Chairman of the Board of Directors and Chief Executive Officer and President
James F. Haran	60	Chief Financial Officer and Assistant Secretary, and Principal Financial and Accounting Officer
Giuseppe “Joe” Falco	50	President and Chief Operating Officer of the Isaac Mizrahi Brand
Seth Burroughs	41	Executive Vice President of Business Development and Treasury and Secretary
Mark DiSanto	59	Director
James Fielding	56	Director
Michael R. Francis	58	Director
Howard Liebman	78	Director
Deborah Weinswig	50	Director

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

From 2002 to 2006, Mr. D’Loren’s work among consumer brands continued as President and CEO of UCC Capital Corporation, an intellectual property investment company where he invested in the consumer branded products, media, and entertainment sectors. From 1997 to 2002, Mr. D’Loren founded and acted as President and Chief Operating Officer of CAK Universal Credit Corporation, an intellectual property finance company. Mr. D’Loren’s total career debt and equity investments in over 30 entertainment and consumer branded products companies have exceeded $1.0 billion. In 1985, he founded and served as President and CEO of the D’Loren Organization, an investment and restructuring firm responsible for over $2 billion of transactions. Mr. D’Loren has also served as an asset manager for Fosterlane Management, as well as a manager with Deloitte.

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

Employment Agreements with Executives

Robert W. D’Loren

On February 28, 2019, and effective as of January 1, 2019, the Company entered into a three-year employment agreement with Robert W. D’Loren for him to continue to serve as Chief Executive Officer of the Company, referred to as the D’Loren Employment Agreement. Following the initial three-year term, the agreement will be automatically renewed for one-year terms unless either party gives written notice of intent to terminate at least 90 days prior to the termination of the then current term. Pursuant to the D’Loren Employment Agreement, Mr. D’Loren’s annual base salary is $0.89 million. The Company’s board of directors or the compensation committee may approve increases (but not decreases) from time to time. Following the initial three-year term, Mr. D’Loren’s base salary will be reviewed at least annually. Mr. D’Loren receives an allowance for an automobile appropriate for his level of position and the Company pays (in addition to monthly lease or other payments) all of the related expenses for gasoline, insurance, maintenance, repairs, or any other costs with Mr. D’Loren’s automobile.

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

Non-Competition and Non-Solicitation

During the term of his employment by the Company and for a one-year period after the termination of such employment (unless Mr. D’Loren’s employment was terminated without cause or was terminated by him for good reason, in which case only for his term of employment and a six-month period after the termination of such employment), Mr. D’Loren may not permit his name to be used by or participate in any business or enterprise (other than the mere passive ownership of not more than 5% of the outstanding stock of any class of a publicly held corporation whose stock is traded on a national securities exchange or in the over-the-counter market) that engages or proposes to engage in our business in the United States, its territories and possessions and any foreign country in which we do business as of the date of termination of his employment. Also, during his employment and for a one-year period after the termination of such employment, Mr. D’Loren may not, directly or indirectly, solicit, induce or attempt to induce any customer, supplier, licensee, or other business relation of the Company or any of its subsidiaries to cease doing business with the Company or any of its subsidiaries; or solicit, induce or attempt to induce any person who is, or was during the then-most recent 12-month period, a corporate officer, general manager, or other employee of the Company or any of its subsidiaries, to terminate such employee’s employment with the Company or any of its subsidiaries; or hire any such person unless such person’s employment was terminated by the Company or any of its subsidiaries; or in any way interfere with the relationship between any such customer, supplier, licensee, employee, or business relation and the Company or any of its subsidiaries.

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

Bonus

Mr. Haran will be eligible to receive a performance cash bonus in an amount equal to (i) 0.23% of all IP Income in excess of $12.0 million earned and received by us in such fiscal year; provided that any IP income generated through net sales shall be multiplied by (x) 7% in the case of net sales from wholesale sales, and private label sales and (y) 3% in the case of net sales from e-commerce sales through the Company’s web sites plus (ii) 0.375% of the Company’s adjusted EBITDA (as defined in the Haran Employment Agreement) for such fiscal year. Notwithstanding the foregoing, for (i) 2019, $0.04 million of Mr. Haran’s bonus was guaranteed, of which $0.01 million was paid to Mr. Haran upon execution of the Haran Employment Agreement and $0.03 million was paid prior to June 30, 2019, and (ii) for 2020, $0.03 million of Mr. Haran’s bonus was guaranteed and paid prior to June 30, 2020, in each case.

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

Giuseppe Falco

On February 27, 2019, and effective January 1, 2019, the Company entered into a two-year employment agreement with Giuseppe Falco for him to serve as President and Chief Merchant of the Company’s Interactive Technology business and the Company’s Creative Director, referred to as the Falco Employment Agreement. Following the initial two-year term, the agreement automatically renewed for an additional one-year term. Under the Falco Employment Agreement, Mr. Falco’s base salary is $0.55 million per annum.

Bonus

Cash Bonus and Stock Bonus. Mr. Falco was eligible to receive a performance cash bonus in an amount up to $0.4 million per annum and a performance stock bonus with a value of up to $0.09 million per annum based upon the Company receiving Gross DRT Sales as follows:

($ in thousands)
2019 Gross DRT Sales Level	Cash Bonus	$ Value of Stock Bonus
$242,500- $250,000	$90	$24
$250,000 - $257,500	$180	$45
$257,500 - $265,000	$270	$68
$265,000 or more	$360	$90

The Gross DRT Sale Level targets for 2020 were established by the Compensation Committee of the Company’s Board of Directors.

“Gross DRT Sales” means gross sales generated by the Company’s trademarks through any program transmitted by television, on QVC, HSN (including their e-commerce businesses known as Buy Any Time), or similar interactive television networks globally.

Severance

If Mr. Falco’s employment is terminated by us without cause, or if Mr. Falco resigns with good reason, or if we fail to renew the term, then Mr. Falco will be entitled to receive his unpaid base salary and cash bonuses through the termination date and a lump sum payment of an amount equal to his base salary in effect for a period of six months, payable on the six-month anniversary of the date of separation of services and the option shall remain exercisable as to those shares as to which the option previously vested and shall become exercisable as to any unvested shares immediately following such transaction. Mr. Falco would also be entitled to continue to participate in our group medical plan, subject to certain conditions, for a period of six months from the termination date.

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

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, based solely on a review of Forms 3 and 4 and any amendments thereto furnished to our Company pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, all Section 16(a) filing requirements applicable to our officers, directors, and beneficial owners of more than 10% of our equity securities were timely filed, except that Mr. DiSanto filed Forms 4 late for six transactions and Mr. D’Loren filed Forms 4 late for three transactions.

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

Item 11.   Executive Compensation

The following table sets forth information regarding all cash and non-cash compensation earned, during the years ended December 31, 2020 and 2019, by our principal executive officer and our two other most highly compensated executive officers, which we refer to collectively as the named executive officers, for services in all capacities to the Company:

Summary Compensation Table

			Salary	Bonus	Awards	All Other
Name	Title	Year	(1)	(2)	(3)	Compensation	Total
Robert W. D’Loren	CEO and Chairman	2020	$758,927	$440,235	$220,000	$92	$1,419,254
		2019	888,500	939,066	—	8,747	1,836,313

James F. Haran	CFO	2020	312,625	42,380	—	2,547	357,552
		2019	366,000	55,000	—	5,587	426,587

Giuseppe Falco	President and COO	2020	469,792	—	—	—	469,792
		2019	568,750	187,500	—	—	756,250

(1)	Salary amounts for 2020 reflect temporary voluntary reductions from April 1, 2020 – December 31, 2020 in connection with cost reduction actions taken by management in response to the COVID-19 pandemic.
(2)	Bonuses were paid in accordance with the executives’ respective employment agreements. See “Employment Agreements with Executives” in Item 10.
(3)	The amount shown represents the grant date fair value of fully-vested common stock awards issued in 2020 as payment for a performance bonus earned in the prior year.

Outstanding Equity Awards as of December 31, 2020

		Options and Warrant Awards						Stock Awards
		Number of		Number of
		Securities		Securities						Market
		Underlying		Underlying				Number of		Value of
		Unexercised		Unexercised			Option or	Shares of		Shares of
		Options &		Options &			Warrant	Stock that		Stock that
		Warrants,		Warrants,		Exercise	Expiration	Have Not		Have Not
Name	Title	Exercisable		Unexercisable		Price	Date	Vested		Vested
Robert W. D’Loren	CEO, Chairman	239,250	(1)	—		$5.00	9/29/2021
		884,220	(2)	—		$5.80	3/31/2021
		—		2,578,947	(3)	$1.72	2/28/2029
								—		$—

James F. Haran	CFO	49,500	(1)	—		$5.00	9/29/2021
		189,468	(2)	—		$5.80	3/31/2021
		—		552,632	(3)	$1.72	2/28/2029
								—		$—
Giuseppe Falco	President, COO	100,000	(1)	—		$5.00	9/29/2021
		200,000	(2)	—		$5.80	3/31/2021
		300,000		200,000	(5)	$5.00	Multiple dates (5)
								195,333	(4)	$236,353

(1)	These options became exercisable on September 29, 2011, the date of grant, and expire on September 29, 2021.
(2)	These options become exercisable as to one-third of the shares on each of March 31, 2017, 2018, and 2019, and expire on March 31, 2021.
(3)	These options shall become exercisable based upon the Company’s common stock achieving specified target prices as outlined in the executive’s employment agreement, and expire on February 28, 2029. See “Employment Agreements with Executives” in Item 10.
(4)	Such shares vest (i) as to 77,500 shares of common stock, on March 31, 2021; (ii) as to 37,500 shares of common stock, on May 15, 2021; (iii) as to 30,333 shares of common stock, on June 1, 2021; and (iv) as to 50,000 shares of common stock, on April 30, 2021; provided, however, that Mr. Falco has the right to extend each vesting date by six-month increments, in his sole discretion, prior to the date the restrictions would lapse.
(5)	These options became exercisable as to one-fifth of the shares on each of January 1, 2018, 2019, and 2020, and shall become exercisable as to an additional one-fifth of the shares on each of January 1, 2021 and 2022, and expire at the five-year anniversary of each vesting date for each individual one-fifth tranche.

Director Compensation

We pay our non-employee directors $3,000 for each board of directors and committee meeting attended, up to a maximum of $12,000 per year for board of directors’ meetings and up to a maximum of $12,000 per year for committee meetings, except that the chairman of each committee receives $4,000 for each such committee meeting attended, up to a maximum of $16,000 per year.

The following table sets forth information with respect to each non-employee director’s compensation for the year ended December 31, 2020. The dollar amounts shown for Stock Awards represent the grant date fair value of the restricted stock awards or stock options granted during the fiscal year calculated in accordance with ASC Topic 718.

	Fees Earned
	or Paid	Stock	Option
Name	in Cash	Awards	Awards	Total
Mark DiSanto (1)	$24,000	$—	$3,676	$27,676
Michael R. Francis (1)	$9,000	$—	$3,676	$12,676
Howard Liebman (1)	$28,000	$—	$3,676	$31,676
Deborah Weinswig (1)	$24,000	$—	$3,676	$27,676
James Fielding (1)	$12,000	$—	$3,676	$15,676

(1)	On April 1, 2020, each non-employee director was granted options to purchase 40,000 shares of stock pursuant to the terms and conditions of the Plan. Such options will vest evenly over two years, whereby 50% shall vest on April 1, 2021 and 50% shall vest on April 1, 2022. The exercise price of the options is $0.50 per share. There were no restricted stock awards granted to non-employee directors for the year ended December 31, 2020.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of March 1, 2021, the number of shares of common stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each named executive officer and director of the Company, and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose of or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power. Unless otherwise indicated, the address for such person is c/o Xcel Brands, Inc., 1333 Broadway, 10th Floor, New York, New York 10018.

The percentages below are calculated based on 19,260,862 shares of common stock issued and outstanding as of March 1, 2021:

	Number of
	Shares
	of Common
	Stock	Percent
	Beneficially	Beneficially
Name and Address	Owned	Owned
Named executive officers and directors:
Robert W. D’Loren (1)	9,592,365	47.06%
James F. Haran (2)	442,986	2.27
Giuseppe Falco (3)	853,912	4.30
Seth Burroughs (4)	486,861	2.50
Howard Liebman (5)	203,665	1.05
Mark DiSanto (6)	1,574,176	8.11
Michael R. Francis (7)	196,500	1.02
Deborah Weinswig (8)	55,500	*
James Fielding (9)	22,500	*

All directors and executive officers as a group (9 persons)(10)	13,326,940	61.10
5% Shareholders:
Isaac Mizrahi (11)	2,773,325	14.18
Hilco Trading, LLC (12)	1,667,767	8.66
5 Revere Drive, Suite 206, Northbrook, IL 60062
Burch Acquisition LLC (13)	1,000,000	5.19
840 First Avenue, Suite 200, King of Prussia, PA 19406

*  Less than 1%.

(1)	Consists of (i) 1,432,966 shares held by Mr. D’Loren, (ii) 607,317 shares owned by Irrevocable Trust of Rose Dempsey (or the Irrevocable Trust) of which Mr. D’Loren and Mr. DiSanto are the trustees and as to which Mr. D’Loren has sole voting and dispositive power, (iii) 1,123,470 shares issuable upon exercise of immediately exercisable options and warrants, (iv) 2,473,325 shares of common stock (including 522,500 restricted shares) held in the name of Isaac Mizrahi, and (v) 3,955,287 shares of common stock (including 77,500 restricted shares) as to which holders thereof granted to Mr. D’Loren irrevocable proxy and attorney-in-fact with respect to the shares. Certain holders or grantees have entered into certain agreements, pursuant to which appoint a person designated by our board of directors as their irrevocable proxy and attorney-in-fact with respect to the shares set forth in clauses (iv) and (v). Mr. D’Loren does not have any pecuniary interest in these shares described in clauses (iv) and (v) and disclaims beneficial ownership thereof. Does not include 326,671 shares held by the D’Loren Family Trust (or the Family Trust) of which Mark DiSanto is a trustee and has sole voting and dispositive power.
(2)	Consists of (i) 204,418 shares and (ii) immediately exercisable options and warrants to purchase 238,968 shares.
(3)	Consists of (i) 58,579 shares, (ii) 195,333 restricted shares, and (iii) 600,000 shares issuable upon exercise of immediately exercisable warrants and options.
(4)	Consists of (i) 310,549 shares and (ii) immediately exercisable options and warrants to purchase 176,312 shares.
(5)	Consists of (i) 36,165 shares, (ii) 30,000 restricted shares, and (iii) immediately exercisable options to purchase 137,500 shares.
(6)	Consists of (i) 326,671 shares held by the D’Loren Family Trust, of which Mark DiSanto is trustee and has sole voting and dispositive power over the shares held by the D’Loren Family Trust, (ii) 1,022,613 shares held by Mark X. DiSanto Investment Trust, of which Mark DiSanto is trustee and has sole voting and dispositive power over the shares held by the Trust, (iii) 5,000 restricted shares, (iv) 137,500 shares issuable upon exercise of warrants and options that have vested, and (v) 82,392 shares held by other trusts, of which Mark DiSanto is trustee and has sole voting and dispositive power over the shares held by the trusts.
(7)	Consists of (i) 104,000 shares, (ii) 5,000 restricted shares and (iii) immediately exercisable options to purchase 87,500 shares.
(8)	Consists of (i) 18,000 restricted shares and (ii) immediately exercisable options to purchase 37,500 shares.
(9)	Consists of (i) 5,000 shares, (ii) 5,000 restricted shares, and (iii) immediately exercisable options to purchase 12,500 shares.
(10)	Includes (i) 4,190,270 shares, (ii) 258,333 restricted shares, (iii) 438,750 shares issuable upon exercise of warrants that are currently exercisable, (iv) 2,112,500 shares issuable upon exercise of options that are currently exercisable, and (v) 6,428,612 other shares of common stock as to which holders thereof granted to Mr. D’Loren irrevocable proxy and attorney-in-fact with respect to the shares.
(11)	Consists of (i) 1,950,825 shares, (ii) 522,500 restricted shares, and (iii) immediately exercisable options to purchase 300,000 shares.
(12)	The H Company IP, LLC, or HIP, directly owns 1,000,000 shares of common stock, which we refer to as the H Company Shares. House of Halston, LLC, or HOH, is the parent company of HIP and may be deemed to share beneficial ownership of the H Company Shares by virtue of its ability to direct the business and investment decisions of HIP. The H Investment Company, LLC, or H Investment, in its capacity as the controlling member of HOH, has the ability to direct the investment decisions of HOH, including the power to direct the decisions of HOH regarding the disposition of the H Company Shares; therefore, H Investment may be deemed to beneficially own the H Company Shares. Hilco Brands, LLC, or Hilco Brands, in its capacity as a member of the Board of Managers of H Investment, has the ability to direct the management of H Investment’s business, including the power to direct the decisions of H Investment regarding the voting and disposition of the H Company Shares; therefore, Hilco Brands may be deemed to have indirect beneficial ownership of the H Company Shares. Hilco Trading, LLC, or Hilco Trading, is the parent company of Hilco Brands and may be deemed to share beneficial ownership of the H Company Shares by virtue of its ability to direct the business and investment decisions of Hilco Brands. Hilco Trading also directly owns 667,767 shares of our outstanding common stock, which we refer to as the Hilco Shares. By virtue of the relationship described above and its direct ownership of the Hilco Shares, Hilco Trading beneficially owns 1,667,767 shares of our common stock. Jeffrey Bruce Hecktman is the majority owner of Hilco Trading and may be deemed to share beneficial ownership of the H Company Shares and the Hilco Shares by virtue of his ability to direct the business and investment decisions of Hilco Trading. By virtue of this relationship, Mr. Hecktman may be deemed to have indirect beneficial ownership of 1,667,767 shares of our common stock.
(13)	Consists of 1,000,000 shares of common stock.

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

Hilco Trading, LLC

Hilco Trading, LLC ("Hilco") directly and indirectly owns greater than 5% of the Company's common stock, and its affiliate Hilco Global owns 50% of the equity of Longaberger Licensing, LLC. During the year ended December 31, 2020, the Company sold certain apparel products to an affiliate of Hilco, and recognized $0.15 million of revenue from this transaction. Additionally, during the year ended December 31, 2020, the Company sold certain intangible assets of Longaberger Licensing, LLC to a third party; an affiliate of Hilco earned and was paid a commission of $0.05 million related to the sale of these assets.

Robert W. D’Loren

Jennifer D’Loren is the wife of Robert W. D’Loren, the Company’s Chief Executive Officer and Chairman of the Board, and is employed by the Company. Mrs. D’Loren brings vast experience in project management and implementation of financial IT solutions. During the past two years, Mrs. D’Loren has worked on the implementation of the Company’s ERP system. Mrs. D’Loren received compensation of $0.14 million and $0.17 million for the years ended December 31, 2020 and 2019, respectively.

Isaac Mizrahi

On February 24, 2020, the Company entered into an employment agreement with Isaac Mizrahi, a principal stockholder of the Company, for Mr. Mizrahi to continue to serve as Chief Design Officer of the Isaac Mizrahi Brand. The term of the employment agreement expires on December 31, 2022, subject to earlier termination, and may be extended, at the Company’s option, for two successive one-year terms (each, a “Renewal Period”). Mr. Mizrahi’s base salary shall be $1.8 million, $2.0 million, and $2.1 million per annum during the term of the agreement and $2.25 million and $2.4 million during 2023 and 2024 if the term is extended, in each case, subject to adjustment in the event Mr. Mizrahi does not make a specified number of appearances on QVC. Mr. Mizrahi shall be eligible to receive an annual cash bonus (the “Bonus”) up to an amount equal to $2.5 million less base salary for 2020 and $3.0 million less base salary for 2021, 2022, and any year during the Renewal Period. The Bonus shall consist of the DRT Revenue, Bonus, the Brick-and-Mortar Bonus, the Endorsement Bonus and the Monday Bonus, if any, as determined in accordance with the below:

●	“DRT Bonus” means for any calendar year an amount equal to 10% of the aggregate net revenue related to sales of Isaac Mizrahi Brand products through direct response television. The DRT Revenue Bonus shall be reduced by the amount of the Monday Bonus.
●	“Brick-and-Mortar Bonus” means for any calendar year an amount equal to 10% of the net revenues from sales of products under the Isaac Mizrahi Brand, excluding DRT revenue and endorsement revenues.
●	“Endorsement Bonus” means for any calendar year an amount equal to 40% of revenues derived from projects undertaken by the Company with one or more third parties solely for Mr. Mizrahi to endorse the third party’s products through the use of Mr. Mizrahi’s name, likeness, and/or image, and neither the Company nor Mr. Mizrahi provides licensing or design.
●	“Monday Bonus” means $10,000 for each appearance by Mr. Mizrahi on the QVC channel on Mondays (subject to certain expectations) up to a maximum of 40 such appearances in a calendar year.

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

Severance. If Mr. Mizrahi’s employment is terminated by the Company without “cause,” or if Mr. Mizrahi resigns with “good reason,” then Mr. Mizrahi will be entitled to receive his unpaid base salary and cash bonuses through the termination date and an amount equal to his base salary in effect on the termination date for the longer of six months and the remainder of the then-current term, but in no event exceeding 18 months. If Mr. Mizrahi’s employment is terminated by the Company without “cause” or if Mr. Mizrahi resigns with “good reason,” within six months following a change of control (as defined in the employment agreement), Mr. Mizrahi shall be eligible to receive a lump-sum payment equal to two times the sum of (i) his base salary (at an average rate that would have been in effect for such two year period following termination) plus (ii) the bonus paid or due to Mr. Mizrahi in the year prior to the change in control.

Non-Competition and Non-Solicitation. During the term of his employment by the Company and for a one-year period after the termination of such employment (unless Mr. Mizrahi’s employment was terminated without “cause” or was terminated by him for “good reason”), Mr. Mizrahi may not permit his name to be used by or to participate in any business or enterprise (other than the mere passive ownership of not more than 3% of the outstanding stock of any class of a publicly held corporation whose stock is traded on a national securities exchange or in the over-the-counter market) that engages or proposes to engage in the Company’s business anywhere in the world other than the Company and its subsidiaries. Also during his employment and for a one-year period after the termination of such employment, Mr. Mizrahi may not, directly or indirectly, solicit, induce, or attempt to induce any customer, supplier, licensee, or other business relation of the Company or any of its subsidiaries to cease doing business with the Company or any or its subsidiaries; or solicit, induce, or attempt to induce any person who is, or was during the then-most recent 12-month period, a corporate officer, general manager, or other employee of the Company or any of its subsidiaries, to terminate such employee’s employment with the Company or any of its subsidiaries; or hire any such person unless such person’s employment was terminated by the Company or any of its subsidiaries; or in any way interfere with the relationship between any such customer, supplier, licensee, employee, or business relation and the Company or any of its subsidiaries.

On February 24, 2020 the Company entered into a services agreement with Laugh Club, an entity wholly-owned by Mr. Mizrahi, pursuant to which Laugh Club shall provide services to Mr. Mizrahi necessary for Mr. Mizrahi to perform his services pursuant to the employment agreement. The Company will pay Laugh Club an annual fee of $0.72 million for such services.

Item 14.   Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed or to be billed for professional services rendered by our Independent Registered Public Accounting Firm, CohnReznick LLP, for the audit of our annual consolidated financial statements, review of our consolidated financial statements included in our quarterly reports, and other fees that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements for the years ended December 31, 2020 and December 31, 2019 were approximately $341,000 and $319,000, respectively.

Audit-Related Fees

There were no fees billed by our Independent Registered Public Accounting Firm for audit-related services for the fiscal years ended December 31, 2020 and 2019.

Tax Fees

There were no fees billed for professional services rendered by our Independent Registered Public Accounting Firm for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2020 and 2019.

All Other Fees

There were no fees billed for non-audit services by our Independent Registered Public Accounting Firm for the fiscal years ended December 31, 2020 and 2019.

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

PART IV

Item 15.Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Xcel Brands, Inc. (11)

3.2	Third Restated and Amended Bylaws of Xcel Brands, Inc. (12)

4.1	Third Amended and Restated Equity Incentive Plan and Forms of Award Agreements (14)

4.2	Form of Executive Warrant (1)

4.3	Warrant issued to Joe Falco dated September 29, 2011 (1)

4.4	Description of Registrant’s Securities (19)

9.1	Amended and Restated Voting Agreement between Xcel Brands, Inc. and IM Ready-Made, LLC, dated as of December 24, 2013 (5)

9.2	Voting Agreement between Xcel Brands, Inc. and Judith Ripka Berk, dated as of April 3, 2014 (7)

9.3	Voting Agreement dated as of December 22, 2014 by and between Xcel Brands, Inc. and H Company IP, LLC (8)

9.4	Form of Voting Agreement dated as of February 11, 2019 (3)

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

10.12	Asset Purchase Agreement by and between Xcel Brands, Inc., H Licensing, LLC, and The H Company IP LLC (3)

10.13	Amendment No. 4 and Waiver to Amended and Restated Loan and Security Agreement (17)

10.14	Amendment No. 5 and Waiver to Amended and Restated Loan and Security Agreement (18)

10.15	Promissory Note, dated April 20, 2020, executed by Xcel Brands, Inc., as Borrower, for the benefit of Bank of America, NA, as lender (16)

21.1	Subsidiaries of the Registrant (19)

23.1	Consent of Independent Registered Public Accounting Firm (19)

31(i).1	Rule 13a-14(a)/15d-14(a) Certification (CEO) (19)

31(i).2	Rule 13a-14(a)/15d-14(a) Certification (CFO) (19)

32(i).1	Section 1350 Certification (CEO) (19)

32(i).2	Section 1350 Certification (CFO) (19)

101.INS	XBRL Instance Document (19)

101.SCH	XBRL Taxonomy Schema (19)

101.CAL	XBRL Taxonomy Calculation Linkbase (19)

101.DEF	XBRL Taxonomy Definition Linkbase (19)

101.LAB	XBRL Taxonomy Label Linkbase (19)

101.PRE	XBRL Taxonomy Presentation Linkbase (19)

(1)	This Exhibit is incorporated by reference to the appropriate exhibit to the Current Report on Form 8-K, which was filed with the SEC on October 5, 2011.
(2)	This Exhibit is incorporated by reference to the appropriate exhibit to the Current Report filed on Form 8-K/A, which was filed with the SEC on February 7, 2012.
(3)	This Exhibit is incorporated by reference to the appropriate exhibit to the Current Report on Form 8-K, which was filed with the SEC on February 15, 2019.

(4)	This Exhibit is incorporated by reference to the appropriate exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, which was filed with the SEC on August 13, 2013.
(5)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on December 24, 2013.
(6)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on March 20, 2014.
(7)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on April 9, 2014.
(8)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on December 24, 2014.
(9)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on February 28, 2020.
(10)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on July 14, 2015.
(11)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on October 24, 2017.
(12)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on December 8, 2017.
(13)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on April 1, 2019.
(14)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Definitive Proxy Statement on Form DEF 14-A, which was filed with the SEC on August 15, 2016.
(15)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on March 1, 2019.
(16)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on April 27, 2020.
(17)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on April 14, 2020.
(18)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020, which was filed with the SEC on November 13, 2020.
(19)	Filed herewith.

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

Date: April 22, 2021	/s/ Robert W. D’Loren
Robert W. D’Loren, Chairman, President,
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title
/s/ Robert W. D’Loren	Chief Executive Officer and Chairman	April 22, 2021
Robert W. D’Loren	(Principal Executive Officer)

/s/ James F. Haran	Chief Financial Officer	April 22, 2021
James F. Haran	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael R. Francis	Director	April 22, 2021
Michael R. Francis

/s/ Mark DiSanto	Director	April 22, 2021
Mark DiSanto

/s/ James Fielding	Director	April 22, 2021
James Fielding

/s/ Howard Liebman	Director	April 22, 2021
Howard Liebman

/s/ Deborah Weinswig	Director	April 22, 2021
Deborah Weinswig