Form 10-Q
period 2021-03-31
XCel Brands, Inc.
filed 2021-05-17
CIK 1083220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 13, 2021, there were 19,326,574 shares of common stock, $.001 par value per share, of the issuer outstanding.

XCEL BRANDS, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
	(Unaudited)	(Note 1)
Assets
Current Assets:
Cash and cash equivalents	$2,969	$4,957
Accounts receivable, net of allowances of $1,284 and $1,151, respectively	8,647	8,889
Inventory	2,785	1,216
Prepaid expenses and other current assets	1,797	1,085
Total current assets	16,198	16,147
Property and equipment, net	3,360	3,367
Operating lease right-of-use assets	8,296	8,668
Trademarks and other intangibles, net	92,627	93,535
Restricted cash	1,109	1,109
Other assets	225	228
Total non-current assets	105,617	106,907

Total Assets	$121,815	$123,054

Liabilities and Equity
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$5,938	$4,442
Accrued payroll	1,283	973
Current portion of operating lease obligation	1,927	2,101
Current portion of long-term debt	2,500	2,800
Total current liabilities	11,648	10,316
Long-Term Liabilities:
Long-term portion of operating lease obligation	8,171	8,469
Long-term debt, less current portion	14,158	13,838
Contingent obligation	900	900
Deferred tax liabilities, net	2,918	3,052
Other long-term liabilities	224	224
Total long-term liabilities	26,371	26,483
Total Liabilities	38,019	36,799

Commitments and Contingencies

Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, and 19,262,529 and 19,260,862 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	19	19
Paid-in capital	102,493	102,324
Accumulated deficit	(19,142)	(16,595)
Total Xcel Brands, Inc. stockholders' equity	83,370	85,748
Noncontrolling interest	426	507
Total Equity	83,796	86,255

Total Liabilities and Equity	$121,815	$123,054

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Three Months Ended
	March 31,
	2021	2020
Revenues
Net licensing revenue	$4,307	$5,641
Net sales	3,502	3,886
Net revenue	7,809	9,527
Cost of goods sold (sales)	1,835	2,400
Gross profit	5,974	7,127

Operating costs and expenses
Salaries, benefits and employment taxes	4,052	3,948
Other selling, general and administrative expenses	3,038	2,649
Costs in connection with potential acquisitions	—	80
Stock-based compensation	160	243
Depreciation and amortization	1,210	1,303
Total operating costs and expenses	8,460	8,223

Operating loss	(2,486)	(1,096)

Interest expense and other finance charges	280	294

Loss before income taxes	(2,766)	(1,390)

Income tax benefit	(138)	(552)

Net loss	(2,628)	(838)
Less: Net loss attributable to noncontrolling interest	(81)	(33)
Net loss attributable to Xcel Brands, Inc. stockholders	$(2,547)	$(805)

Loss per share attributable to Xcel Brands, Inc. common stockholders:
Basic net loss per share:	$(0.13)	$(0.04)
Diluted net loss per share:	$(0.13)	$(0.04)
Weighted average number of common shares outstanding:
Basic weighted average common shares outstanding	19,261,436	18,870,398
Diluted weighted average common shares outstanding	19,261,436	18,870,398

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Xcel Brands, Inc. Stockholders

	Common Stock
	Number of		Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance as of December 31, 2019	18,866,417	$19	$101,736	$(3,659)	$356	$98,452

Shares issued to employees in connection with stock grants for bonus payments	336,700	—	220	—	—	220

Shares repurchased from employees in exchange for withholding taxes	(155,556)	—	(102)	—	—	(102)

Compensation expense in connection with stock options and restricted stock	—	—	91	—	—	91

Net loss	—	—	—	(805)	(33)	(838)

Balance as of March 31, 2020	19,047,561	$19	$101,945	$(4,464)	$323	$97,823

Balance as of December 31, 2020	19,260,862	$19	$102,324	$(16,595)	$507	$86,255

Compensation expense in connection with stock options and restricted stock	—	—	169	—	—	169

Shares issued on exercise of stock options, net	1,667	—	—	—	—	—

Net loss	—	—	—	(2,547)	(81)	(2,628)

Balance as of March 31, 2021	19,262,529	$19	$102,493	$(19,142)	$426	$83,796

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(2,628)	$(838)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	1,210	1,303
Amortization of deferred finance costs	20	25
Stock-based compensation	160	243
Allowance for doubtful accounts	132	211
Deferred income tax benefit	(138)	(552)
Changes in operating assets and liabilities:
Accounts receivable	(377)	1,568
Inventory	(1,569)	111
Prepaid expenses and other assets	(222)	(13)
Accounts payable, accrued expenses and other current liabilities	1,819	(1,656)
Cash paid in excess of rent expense	(100)	(91)
Other liabilities	—	—
Net cash (used in) provided by operating activities	(1,693)	311

Cash flows from investing activities
Purchase of property and equipment	(295)	(604)
Net cash used in investing activities	(295)	(604)

Cash flows from financing activities
Shares repurchased including vested restricted stock in exchange for withholding taxes	—	(102)
Net cash used in financing activities	—	(102)

Net decrease in cash, cash equivalents, and restricted cash	(1,988)	(395)

Cash, cash equivalents, and restricted cash at beginning of period	6,066	5,750

Cash, cash equivalents, and restricted cash at end of period	$4,078	$5,355

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$2,969	$4,246
Restricted cash	1,109	1,109
Total cash, cash equivalents, and restricted cash	$4,078	$5,355

Supplemental disclosure of non-cash activities:
Liability for equity-based bonuses	$(9)	$(68)

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$15	$17
Cash paid during the period for interest	$236	$290

See Notes to Unaudited Condensed Consolidated Financial Statements.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

(Unaudited)

1. Nature of Operations, Background, and Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2020 (which has been derived from audited financial statements) and the unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the United States Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited consolidated financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations, financial position, and cash flows of Xcel Brands, Inc. and its subsidiaries (the “Company” or "Xcel"). The results of operations for the interim periods presented herein are not necessarily indicative of the results for the entire fiscal year or for any future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on April 23, 2021.

The Company is a media and consumer products company engaged in the design, production, marketing, live streaming, wholesale distribution, and direct-to-consumer sales of branded apparel, footwear, accessories, fine jewelry, home goods and other consumer products, and the acquisition of dynamic consumer lifestyle brands. Currently, the Company’s brand portfolio consists of the Isaac Mizrahi brands (the "Isaac Mizrahi Brand"), the Judith Ripka brands (the "Ripka Brand"), the Halston brands (the "Halston Brands"), the C Wonder brands (the "C Wonder Brand"), and other proprietary brands. The Company also manages the Longaberger brand (the “Longaberger Brand”) through its 50% ownership interest in Longaberger Licensing, LLC. The Company acquired the LOGO by Lori Goldstein brand, and the various labels under the brand, on April 1, 2021 (see Note 12).

The Company designs, produces, markets, and distributes products, licenses its brands to third parties, and generates licensing revenues. The Company and its licensees distribute through an omni-channel retail sales strategy, which includes distribution through interactive television, digital live-stream shopping, brick-and-mortar retail, wholesale, and e-commerce channels to be everywhere its customers shop.

Recently Adopted Accounting Pronouncements

On January 1, 2021, the Company adopted Accounting Standards Update ("ASU") No. 2019‑12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU removes certain exceptions to the general principles in Topic 740, including, but not limited to, intraperiod tax allocations and interim period tax calculations. The ASU also provides additional clarification and guidance related to recognition of franchise taxes and changes in tax laws. The adoption of this new guidance did not have any impact on the Company’s results of operations, cash flows, and financial condition.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

(Unaudited)

2. Trademarks and Other Intangibles

Trademarks and other intangibles, net consist of the following:

	Weighted
	Average	March 31, 2021
	Amortization	Gross Carrying	Accumulated	Net Carrying
($ in thousands)	Period	Amount	Amortization	Amount
Trademarks (indefinite-lived)	n/a	$44,500	$—	$44,500
Trademarks (finite-lived)	15 years	20,386	5,985	14,401
Trademarks (finite-lived)	18 years	38,194	4,723	33,471
Other intellectual property	7 years	762	564	198
Copyrights and other intellectual property	10 years	190	133	57
Total		$104,032	$11,405	$92,627

	Weighted
	Average	December 31, 2020
	Amortization	Gross Carrying	Accumulated	Net Carrying
($ in thousands)	Period	Amount	Amortization	Amount
Trademarks (indefinite-lived)	n/a	$44,500	$—	$44,500
Trademarks (finite-lived)	15 years	20,386	5,640	14,746
Trademarks (finite-lived)	18 years	38,194	4,192	34,002
Other intellectual property	7 years	762	537	225
Copyrights and other intellectual property	10 years	190	128	62
Total		$104,032	$10,497	$93,535

Amortization expense for intangible assets was approximately $0.91 million for the three-month period ended March 31, 2021 (the "current quarter") and was approximately $1.14 million for the three-month period ended March 31, 2020 (the "prior year quarter").

The trademarks related to the Isaac Mizrahi Brand have been determined to have indefinite useful lives and, accordingly, no amortization has been recorded for these assets.

3. Significant Contracts

QVC Agreements

Under the Company’s agreements with Qurate Retail Group (“Qurate”), collectively referred to as the QVC Agreements, Qurate is required to pay the Company fees based primarily on a percentage of its net sales of Isaac Mizrahi, Ripka, and Longaberger branded merchandise. Qurate royalty revenue represents a significant portion of the Company’s total revenues.

●	Revenues from the QVC Agreements totaled $3.79 million and $4.69 million for the current and prior year quarter, respectively, representing approximately 49% of the Company’s total net revenues for both the current and prior year quarter.
●	As of March 31, 2021 and December 31, 2020, the Company had receivables from Qurate of $3.84 million and $4.46 million, respectively, representing approximately 44% and 50% of the Company’s total accounts receivable, respectively.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

(Unaudited)

4. Allowance for Doubtful Accounts

Accounts receivable are presented on the Company’s condensed consolidated balance sheets net of allowances of $1,284,000 and $1,151,000 as of March 31, 2021 and December 31, 2020, respectively. The Company recognized bad debt expense of $132,000 and $211,000 for the current quarter and prior year quarter, respectively.

Included within these amounts, the current quarter and prior year quarter reflect $132,000 and $114,000, respectively, of bad debt expense related to the bankruptcy of and economic impact on certain retail customers due to the COVID-19 pandemic. The total allowance of $1.10 million against such customers’ outstanding receivable balances of $1.21 million at March 31, 2021 represents management’s best estimate of collectibility, based on information currently available.

5. Leases

The Company has operating leases for its current office, former office, and a planned retail store location, as well as certain equipment with a term of 12 months or less. The Company’s real estate leases have remaining lease terms of between approximately 1 to 8 years.

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

For both the current and prior year quarter, lease expense included in selling, general and administrative expenses on the Company’s unaudited condensed consolidated statements of operations was approximately $0.4 million.

As of March 31, 2021, the weighted average remaining operating lease term was approximately 6.2 years and the weighted average discount rate for operating leases was 6.25%.

Cash paid for amounts included in the measurement of operating lease liabilities was $0.5 million and $0.4 million in the current quarter and prior year quarter, respectively.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

(Unaudited)

As of March 31, 2021, the maturities of lease liabilities were as follows:

($ in thousands)
2021	$1,892
2022	1,891
2023	1,711
2024	1,711
2025	1,710
After 2025	3,321
Total lease payments	12,236
Less: Discount	2,138
Present value of lease liabilities	10,098
Current portion of lease liabilities	1,927
Non-current portion of lease liabilities	$8,171

6. Debt

The Company’s net carrying amount of debt was comprised of the following:

	March 31,	December 31,
($ in thousands)	2021	2020
Term loan debt	$16,750	$16,750
Unamortized deferred finance costs related to term loan	(92)	(112)
Total	16,658	16,638
Current portion of long-term debt (i)	2,500	2,800
Long-term debt	$14,158	$13,838

(i)	The current portion of long-term debt as of March 31, 2021 is based upon the payment terms specified in the new loan and security agreement entered into on April 14, 2021, which resulted in the extinguishment of the term loan debt that existed as of March 31, 2021. See Note 12 for further details.

Term Loan Debt

On February 11, 2019, the Company entered into an amended loan agreement (the “Loan Agreement”) with Bank Hapoalim B.M. (“BHI”), which amended and restated the prior term loan, such that, as of February 11, 2019, the aggregate outstanding balance of all the term loans extended by BHI to Xcel was $22.0 million, which amount was divided under the Xcel Term Loan agreement into two term loans: (1) a term loan in the amount of $7.3 million (“Term Loan A”) and (2) a term loan in the amount of $14.7 million (“Term Loan B” and, together with Term Loan A, the “Term Loans”).

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

March 31, 2021

(Unaudited)

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

Management assessed and determined that the 2020 amendments represented debt modifications and, accordingly, no gain or loss was recorded. In connection with the 2020 amendments, the Company incurred fees to or on behalf of BHI of approximately $27,000; these fees, along with deferred finance costs related to financing transactions that took place in prior years, have been deferred on the condensed consolidated balance sheets as a reduction to the carrying value of the term loan debt, and are being amortized to interest expense over the term of the Loan Agreement using the effective interest method.

The Term Loans mature on December 31, 2023; Incremental Term Loans shall mature on the date set forth in the applicable term note; and Revolving Loans and the letter of credit facility shall mature on such date as agreed upon by Xcel and the Lenders. Any letter of credit issued under the Xcel Term Loan shall terminate no later than one year following the date of issuance thereof.

On March 31, 2021, concurrent with the negotiations to enter into a new loan and security agreement (see Note 12), the Company and BHI entered into a waiver and consent to the Loan Agreement, which deferred the principal payment due March 31, 2021 until May 1, 2021.

The remaining principal balance of the Term Loans outstanding as of March 31, 2021 is payable in fixed installments as set forth in the following table, plus the variable payments as described below:

($ in thousands)
Installment Payment Dates	Amount
May 1, 2021, June 30, 2021, September 30, 2021, and December 31, 2021	$700

March 31, 2022, June 30, 2022, September 30, 2022, and December 31, 2022	$1,125

March 31, 2023, June 30, 2023, September 30, 2023, and December 31, 2023	$1,250

In addition to the fixed installments outlined above, commencing with the fiscal quarter ended March 31, 2021, the Company is required to repay a portion of the Xcel Term Loan in an amount equal to 50% of the excess cash flow for the fiscal quarter, provided that no early termination fee shall be payable with respect to any such payment. Excess cash flow means, for any period, cash flow from operations (before certain permitted distributions) less (i) capital expenditures not made through the incurrence of indebtedness, (ii) all cash principal paid or payable during such period, and (iii) all dividends declared and paid (or which could have been declared and paid) during such period to equity holders of any credit party treated as a disregarded entity for tax purposes. To the extent that the cumulative amount of such variable repayments made is less than $4.45 million as of March 31, 2022, any such shortfall must be repaid at that date. No such payments based on excess cash flow were made for the quarter ended March 31, 2021.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

(Unaudited)

Thus, the aggregate remaining annual scheduled principal payments under the Term Loans at March 31, 2021 were as follows:

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

The Loan Agreement contains customary covenants, including reporting requirements, trademark preservation, and the following financial covenants of Xcel (on a consolidated basis with Xcel and the Guarantors under the Loan Agreement):

●	net worth as defined in the loan agreements of at least $90.0 million at the end of each fiscal quarter;

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

(Unaudited)

●	liquid assets of at least $2.5 million for the fiscal quarters ending March 31, 2021 through September 30, 2021, at least $3.0 million for the fiscal quarter ending December 31, 2021, and at least $5.0 million thereafter;
●	the fixed charge coverage ratio for the twelve fiscal month period ending at the end of each fiscal quarter shall not be less than the ratio set forth below:

Fiscal Quarter End	Fixed Charge Coverage Ratio
March 31, 2021, June 30, 2021, September 30, 2021, and December 31, 2021	1.25 to 1.00
March 31, 2022, and thereafter	1.10 to 1.00

●	capital expenditures (excluding any capitalized compensation costs) shall not exceed $0.7 million for any fiscal year beginning after December 31, 2020; and
●	the leverage ratio for the twelve fiscal month period ending at the end of each fiscal period set forth below shall not exceed the ratio below:

Fiscal Period	Maximum Leverage Ratio
March 31, 2021	3.15 to 1.00
June 30, 2021	3.00 to 1.00
September 30, 2021	2.75 to 1.00
December 31, 2021	2.50 to 1.00
March 31, 2022 and each Fiscal Quarter end thereafter	1.50 to 1.00

For the current and prior year quarter, the Company incurred aggregate interest expense related to term loan debt of approximately $256,000 and $288,000, respectively. The effective interest rate related to term loan debt was approximately 6.6% for the current quarter and prior year quarter.

Subsequent to March 31, 2021, the Company and its wholly-owned subsidiaries entered into a new loan and security agreement, which resulted in the extinguishment of the term loan debt that existed as of March 31, 2021. See Note 12 for further details.

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

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification Topic 718, “Compensation - Stock Compensation,” by recognizing the fair value of stock-based compensation as an operating expense over the service period of the award or term of the corresponding contract, as applicable.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

(Unaudited)

The fair value of options and warrants is estimated on the date of grant using the Black-Scholes option pricing model. The valuation determined by the Black-Scholes option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The risk-free rate is based on the U.S. Treasury rate for the expected life at the time of grant, volatility is based on the long-term implied volatilities of the Company’s stock, and expected life is based on the estimated average of the life of options and warrants using the simplified method. The Company utilizes the simplified method to determine the expected life of the options and warrants due to insufficient exercise activity during recent years as a basis from which to estimate future exercise patterns. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

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

A summary of the Company’s stock options activity for the current quarter is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding at January 1, 2021	7,179,375	$3.14	4.93	$—
Granted	365,390	1.86
Canceled	—	—
Exercised	(5,000)	1.38
Expired/Forfeited	(1,639,000)	5.79
Outstanding at March 31, 2021, and expected to vest	5,900,765	$2.33	5.98	$—
Exercisable at March 31, 2021	1,887,098	$3.56	2.58	$—

On March 15, 2021, the Company granted options to purchase an aggregate of 365,390 shares of common stock to various employees. The exercise price of the options is $1.86 per share, and all options vested immediately on the date of grant.

Compensation expense related to stock options for the current quarter and the prior year quarter was approximately $158,000 and $68,000, respectively.

Total unrecognized compensation expense related to unvested stock options at March 31, 2021 amounts to approximately $119,000 and is expected to be recognized over a weighted average period of approximately 0.85 years.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

(Unaudited)

A summary of the Company’s non-vested stock options activity for the current quarter is as follows:

		Weighted
		Average
	Number of	Grant Date
	Options	Fair Value
Balance at January 1, 2021	4,116,167	$0.08
Granted	365,390	0.32
Vested	(467,890)	0.52
Forfeited or Canceled	—	—
Balance at March 31, 2021	4,013,667	$0.05

Warrants

Warrants expire at various times - either five or ten years from the date of grant, depending on the particular grant.

A summary of the Company’s warrants activity for the current quarter is as follows:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	(in Years)	Value
Outstanding and exercisable at January 1, 2021	579,815	$4.63	1.32	$—
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding and exercisable at March 31, 2021	579,815	$4.63	1.07	$—

No compensation expense related to warrants was recognized in the current quarter or prior year quarter.

Stock Awards

A summary of the Company’s restricted stock activity for the current quarter is as follows:

Weighted
	Number of	Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2021	780,833	$4.09
Granted	—	—
Canceled	—	—
Vested	—	—
Expired/Forfeited	—	—
Outstanding at March 31, 2021	780,833	$4.09

Compensation expense related to restricted stock grants for the current and prior year quarter was approximately $10,000 and $23,000, respectively.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

(Unaudited)

There was no remaining unrecognized compensation expense related to unvested restricted stock grants at March 31, 2021.

Additionally, during the current quarter, the Company recognized a reduction to compensation expense of approximately $(8,000) related to certain senior management bonuses earned and accrued as liabilities in 2020, which will be paid in a variable number of shares in 2021.

Shares Available Under the Company’s 2011 Equity Incentive Plan

As of March 31, 2021, there were 2,826,541 shares of common stock available for issuance under the Plan.

Shares Reserved for Issuance

As of March 31, 2021, there were 9,307,121 shares of common stock reserved for issuance pursuant to unexercised warrants and stock options, or available for issuance under the Plan.

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

	Three Months Ended
	March 31,
	2021	2020
Basic	19,261,436	18,870,398
Effect of exercise of warrants	—	—
Effect of exercise of stock options	—	—
Diluted	19,261,436	18,870,398

As a result of the net loss presented for the current quarter and prior year quarter, the Company calculated diluted earnings per share using basic weighted average shares outstanding for such period, as utilizing diluted shares would be anti-dilutive to loss per share.

The computation of diluted EPS excludes the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended
	March 31,
	2021	2020
Stock options and warrants	6,475,580	7,911,440

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

(Unaudited)

9.    Income Tax

The effective income tax rate for the current quarter and the prior year quarter was approximately 5% and 40%, respectively, resulting in an income tax benefit provision of $0.14 million and $0.55 million, respectively.

For the current quarter, the federal statutory rate differed from the effective tax rate primarily due to recurring permanent differences, which decreased the effective tax rate by approximately 17%, partially offset by state taxes, which increased the effective tax rate by approximately 1%.

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

10.    Related Party Transactions

Robert W. D’Loren

Jennifer D’Loren is the wife of Robert W. D’Loren, the Company’s Chief Executive Officer and Chairman of the Board, and is employed by the Company. Mrs. D’Loren brings vast experience in project management and implementation of financial IT solutions. During the past two years, Mrs. D’Loren has worked on the implementation of the Company’s ERP system. Mrs. D’Loren received compensation of $10,000 and $37,000 for the current quarter and prior year quarter, respectively.

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

March 31, 2021

(Unaudited)

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

Severance. If Mr. Mizrahi’s employment is terminated by the Company without “cause,” or if Mr. Mizrahi resigns with “good reason,” then Mr. Mizrahi will be entitled to receive his unpaid base salary and cash bonuses through the termination date and an amount equal to his base salary in effect on the termination date for the longer of six months and the remainder of the then-current term, but in no event exceeding 18 months. If Mr. Mizrahi’s employment is terminated by the Company without “cause” or if Mr. Mizrahi resigns with “good reason” within six months following a change of control (as defined in the employment agreement), Mr. Mizrahi shall be eligible to receive a lump-sum payment equal to two times the sum of (i) his base salary (at an average rate that would have been in effect for such two-year period following termination) plus (ii) the bonus paid or due to Mr. Mizrahi in the year prior to the change in control.

Non-Competition and Non-Solicitation. During the term of Mr. Mizrahi’s employment by the Company and for a one-year period after the termination of such employment (unless his employment was terminated without “cause” or was terminated by him for “good reason”), Mr. Mizrahi may not permit his name to be used by or to participate in any business or enterprise (other than the mere passive ownership of not more than 3% of the outstanding stock of any class of a publicly held corporation whose stock is traded on a national securities exchange or in the over-the-counter market) that engages or proposes to engage in the Company’s business anywhere in the world other than the Company and its subsidiaries. Also during his employment and for a one-year period after the termination of such employment, Mr. Mizrahi may not, directly or indirectly, solicit, induce, or attempt to induce any customer, supplier, licensee, or other business relation of the Company or any of its subsidiaries to cease doing business with the Company or any or its subsidiaries; or solicit, induce, or attempt to induce any person who is, or was during the then-most recent 12-month period, a corporate officer, general manager, or other employee of the Company or any of its subsidiaries, to terminate such employee’s employment with the Company or any of its subsidiaries; or hire any such person unless such person’s employment was terminated by the Company or any of its subsidiaries; or in any way interfere with the relationship between any such customer, supplier, licensee, employee, or business relation and the Company or any of its subsidiaries.

On February 24, 2020, the Company entered into a services agreement with Laugh Club, an entity wholly-owned by Mr. Mizrahi, pursuant to which Laugh Club shall provide services to Mr. Mizrahi necessary for Mr. Mizrahi to perform his services pursuant to the employment agreement. The Company will pay Laugh Club an annual fee of $0.72 million for such services.

11.    Commitments and Contingencies

Contingent Obligation

In connection with the February 11, 2019 purchase of the Halston Heritage Trademarks from H Company IP, LLC (“HIP”), the Company agreed to pay HIP additional consideration (the “Halston Heritage Earn-Out”) of up to an aggregate of $6.0 million, based on royalties earned through December 31, 2022. The Halston Heritage Earn-Out of $0.9 million is recorded as a long-term liability at March 31, 2021 and December 31, 2020 in the accompanying condensed consolidated balance

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

(Unaudited)

sheets, based on the difference between the fair value of the acquired assets of the Halston Heritage Trademarks and the total consideration paid. In accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity,” the Halston Heritage Earn-Out obligation is treated as a liability in the accompanying condensed consolidated balance sheets because of the variable number of shares payable under the agreement.

Coronavirus Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus disease (“COVID-19”) as a pandemic, which continues to spread throughout the U.S. COVID-19 is having an unprecedented impact on the U.S. economy as federal, state, and local governments react to this public health crisis.

The impacts of the current COVID-19 pandemic are broad reaching and are having an impact on the Company’s licensing and wholesale businesses. The COVID-19 pandemic is impacting the Company’s supply chain as most of the Company’s products are manufactured in China, Thailand, and other places around the world affected by this event. Temporary factory closures and the pace of workers returning to work have impacted contract manufacturers’ ability to source certain raw materials and to produce finished goods in a timely manner. The outbreak is also impacting distribution and logistics providers' ability to operate in the normal course of business. Further, the pandemic has resulted in a sudden and continuing decrease in sales for many of the Company’s products, resulting in order cancellations, and a decrease in accounts receivable collections, as the Company recorded approximately $1 million of additional allowance for doubtful accounts for the year ended December 31, 2020, and approximately $0.1 million for the current quarter, for retailers that have filed for bankruptcy.

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

12.    Subsequent Events

Acquisition of Lori Goldstein Brand

On April 1, 2021, the Company and its wholly-owned subsidiary, Gold Licensing, LLC, acquired the “Lori Goldstein” trademarks and other intellectual property rights related thereto, from Lori Goldstein, Ltd. (the “Seller”), in exchange for initial cash consideration of $1.6 million, an additional $2.0 million of cash consideration payable upon the earlier of (i) the Company’s receipt of the first royalty payment from QVC with respect to the acquired trademarks or (ii) July 29, 2021, plus additional cash earn-out consideration of up to $12.5 million based on the future performance of the brand.

Concurrent with the acquisition, the Company also entered into a 10-year employment agreement with the shareholder of the Seller to serve as the brand’s Chief Creative Officer and Spokesperson, with a base salary of $0.9 million per annum through December 31, 2021 and $1.2 million per annum thereafter, and the opportunity to earn additional incentives based on the future net royalties related to the brand. Additionally, the Company concurrently entered into a consulting agreement with the Seller to provide creative advice and consultation, for a fee of $0.6 million per annum through December 31, 2021 and $0.8 million per annum thereafter.

Upon the consummation of the acquisition of the Lori Goldstein Brand described above, the Company incurred cash bonuses totaling $175,000 to certain members of the Company’s senior management (including $100,000 to the Chief Executive Officer, and $25,000 each to the Chief Financial Officer, President and Chief Operating Officer, and Executive Vice President of Business Development and Treasury), such success-related bonuses having been approved by the Board of Directors on March 18, 2021.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

(Unaudited)

Debt Refinancing Transaction

On April 14, 2021, the Company and its wholly-owned subsidiaries entered into a new loan and security agreement with BHI and First Eagle Alternative Credit, LLC (“FEAC”), which resulted in the extinguishment of the term loan debt that existed as of March 31, 2021. Under this transaction, the Company’s term loan debt obligation increased to $25.0 million, payable in 16 equal quarterly installments of $625,000, commencing June 30, 2021 and ending on March 31, 2025, with a final payment of $15.0 million payable on the maturity date of April 14, 2025. The new term loan debt bears interest at a weighted average rate of LIBOR plus 6.2% per annum. In addition, the facility provides for up to $25.0 million of future acquisition financing, subject to lender approval on a deal-by-deal basis. The Company’s obligations under the new loan and security agreement are secured by all of the assets of the Company and, subject to certain limitations, equity interests of the Company’s wholly-owned subsidiaries. The new loan and security agreement contains customary covenants, including reporting requirements, trademark preservation, and financial covenants. The Company paid an upfront fee of $625,000 to the lenders in connection with this transaction.

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

Overview

Xcel Brands, Inc. (“Xcel,” the “Company,” “we,” “us,” or “our”) is a media and consumer products company engaged in the design, production, marketing, wholesale distribution, and direct-to-consumer sales of branded apparel, footwear, accessories, fine jewelry, home goods and other consumer products, and the acquisition of dynamic consumer lifestyle brands. Xcel was founded in 2011 with a vision to reimagine shopping, entertainment, and social media as one thing. The Company owns and manages the Isaac Mizrahi brand (the "Isaac Mizrahi Brand"), the Halston brand (the "Halston Brand"), the Judith Ripka brand (the "Ripka Brand"), the C Wonder brand (the "C Wonder Brand"), the LOGO by Lori Goldstein brand (the "Logo Lori Goldstein Brand"), and the Longaberger brand (the “Longaberger Brand”), pioneering a true omni-channel sales strategy which includes the promotion and sale of products under its brands through interactive television, digital live-stream shopping, brick-and-mortar retail, wholesale and e-commerce channels to be everywhere its customers shop.

Our objective is to build a diversified portfolio of lifestyle consumer brands through organic growth and the strategic acquisition of new brands. To grow our brands, we are focused on following primary strategies:

●	expanding and leveraging our live-streaming platform. We recently launched our live-streaming platform through our Longaberger brand technology platform with the goal to build the world’s largest digital marketplace powered by live-streaming and micro-influencers for home and other related products, designed to create a better lifestyle. We plan to leverage this technology across our other brands.
●	wholesale distribution of our brands to retailers that sell to the end consumer;
●	wholesale sales and/or licensing of our brands for sale through interactive television (i.e. QVC, HSN, The Shopping Channel, TVSN, etc.);
●	licensing our brands to manufacturers and retailers for promotion and distribution through e-commerce, social commerce, and traditional brick-and-mortar retail channels whereby we provide certain design services;
●	distribution of our brands through e-commerce directly to the end consumer; and
●	acquiring additional consumer brands and integrating them into our operating platform while leveraging our operating infrastructure and distribution relationships.

We believe that Xcel offers a unique value proposition to our retail and direct-to-consumer customers and our licensees for the following reasons:

●	our management team, including our officers’ and directors’ experience in, and relationships within the industry;

●	our deep knowledge and expertise in live streaming;
●	our design, production, sales, marketing, and supply chain and integrated technology platform that enables us to design and distribute trend-right product; and
●	our operating strategy, significant media and internet presence, and distribution network.

Our design, production and supply chain platform was developed to shorten the supply chain cycle by utilizing state-of-the-art supply chain management technology, trend analytics, and data science to actively monitor fashion trends and read and react to customer demands.

Summary of Operating Results

Three months ended March 31, 2021 (the “current quarter”) compared with the three months ended March 31, 2020 (the “prior year quarter”)

Revenues

Current quarter net revenue decreased approximately $1.7 million to $7.8 million from $9.5 million for the prior year quarter.

Net licensing revenue decreased by approximately $1.3 million in the current quarter to $4.3 million, compared with $5.6 million in the prior year quarter. Approximately $1.1 million of this decline was attributable to the discontinuation of the licensing of the H Halston brand through QVC during the fourth quarter of 2020, and the Company’s transitioning of that brand to a wholesale supply model under arrangements with HSN and certain Qurate global affiliates, and other unrelated interactive television networks. The remainder of the decline in net licensing revenue was primarily driven by lower sales by our licensees as a result of the economic impacts related to the ongoing COVID-19 pandemic.

Net product sales decreased by approximately $0.4 million in the current quarter to $3.5 million, compared with $3.9 million in the prior year quarter. Declines in wholesale apparel sales, primarily as the result of the economic impacts of the ongoing COVID-19 pandemic, were partially offset by significant growth in wholesale and e-commerce sales of fine jewelry as well as significant growth in e-commerce sales of Longaberger branded products.

Cost of Goods Sold

Current quarter cost of goods sold was $1.8 million, compared with $2.4 million for the prior year quarter due to lower volume of wholesale and e-commerce sales in the current quarter. Gross profit (net revenue less cost of goods sold) decreased approximately $1.1 million to $6.0 million from $7.1 million in the prior year quarter, primarily driven by the aforementioned decline in net licensing revenue.

Total gross profit margin increased by approximately 1%, from 75% in the prior year quarter to 76% in the current quarter. Gross profit margin from product sales increased from 38% in the prior year quarter to 48% in the current quarter as a result of achieving greater efficiencies.

Operating Costs and Expenses

Operating costs and expenses increased approximately $0.3 million from $8.2 million in the prior year quarter to $8.5 million in the current quarter. This increase was mainly driven by higher salaries and benefits costs, and higher marketing expenses, partially offset by lower depreciation and amortization expense, resulting from the impairment and write-down of our Judith Ripka intangible assets in the fourth quarter of 2020, and the fact that the prior year quarter included expenses related a potential acquisition which ultimately was not consummated.

Interest and Finance Expense

Interest and finance expense for the current quarter was $0.3 million, compared with $0.3 million for the prior year quarter.

Income Tax Benefit

The effective income tax rate for the current quarter and the prior year quarter was approximately 5% and 40%, respectively, resulting in an income tax benefit of $0.1 million and $0.6 million, respectively.

For the current quarter, the federal statutory rate differed from the effective tax rate primarily due to recurring permanent differences, which decreased the effective tax rate by approximately 17%, partially offset by state taxes, which increased the effective tax rate by approximately 1%.

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

Net Loss attributable to Xcel Brands, Inc. stockholders

We had a net loss of $2.5 million for the current quarter, compared with a net loss of $0.8 million for the prior year quarter, due to the combination of the factors outlined above.

Non-GAAP Net Income, Non-GAAP Diluted EPS, and Adjusted EBITDA

We had a non-GAAP net loss of approximately $1.5 million, or $(0.08) per diluted share (“non-GAAP diluted EPS”), for the current quarter and non-GAAP net income of $0.2 million, or $0.01 per diluted share, for the prior year quarter. Non-GAAP net income is a non-GAAP unaudited term, which we define as net income (loss) attributable to Xcel Brands, Inc. stockholders, exclusive of amortization of trademarks, stock-based compensation, non-cash interest and finance expense from discounted debt related to acquired assets, loss on extinguishment of debt, gain on sales of assets, gain on reduction of contingent obligations, costs (recoveries) in connection with potential acquisitions, certain adjustments to allowances for doubtful accounts related to the bankruptcy of and economic impact on certain retail customers due to the COVID-19 pandemic, asset impairments, and deferred income taxes. Non-GAAP net income and non-GAAP diluted EPS measures do not include the tax effect of the aforementioned adjusting items, due to the nature of these items and the Company’s tax strategy.

We had Adjusted EBITDA of negative $0.9 million for the current quarter, compared with Adjusted EBITDA of positive $0.7 million for the prior year quarter. Adjusted EBITDA is a non-GAAP unaudited measure, which we define as net income (loss) attributable to Xcel Brands, Inc. stockholders before depreciation and amortization, interest and finance expenses (including loss on extinguishment of debt, if any), income taxes, other state and local franchise taxes, stock-based compensation, gain on reduction of contingent obligations, gain on sale of assets, costs (recoveries) in connection with potential acquisitions, asset impairments, and certain adjustments to allowances for doubtful accounts related to the bankruptcy of and economic impact on certain retail customers due to the COVID-19 pandemic.

Management uses non-GAAP net income, non-GAAP diluted EPS, and Adjusted EBITDA as measures of operating performance to assist in comparing performance from period to period on a consistent basis and to identify business trends relating to the Company’s results of operations. Management believes non-GAAP net income, non-GAAP diluted EPS, and Adjusted EBITDA are also useful because these measures adjust for certain costs and other events that management believes are not representative of our core business operating results, and thus, these non-GAAP measures provide supplemental information to assist investors in evaluating the Company’s financial results. Adjusted EBITDA is the measure used to calculate compliance with the EBITDA covenant under the Xcel Term Loan.

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

The following table is a reconciliation of net loss attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net income:

	Three Months Ended
	March 31,
($ in thousands)	2021	2020
Net loss attributable to Xcel Brands, Inc. stockholders	$(2,547)	$(805)
Amortization of trademarks	876	1,108
Stock-based compensation	160	243
Costs in connection with potential acquisition	—	80
Certain adjustments to allowances for doubtful accounts	132	114
Deferred income tax benefit	(138)	(552)
Non-GAAP net (loss) income	$(1,517)	$188

The following table is a reconciliation of diluted loss per share (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted EPS:

	Three Months Ended
	March 31,
	2021	2020
Diluted loss per share	$(0.13)	$(0.04)
Amortization of trademarks	0.04	0.06
Stock-based compensation	0.01	0.01
Costs in connection with potential acquisition	—	0.00
Certain adjustments to allowances for doubtful accounts	0.01	0.01
Deferred income tax benefit	(0.01)	(0.03)
Non-GAAP diluted EPS	$(0.08)	$0.01
Non-GAAP weighted average diluted shares	19,261,436	18,871,020

The following table is a reconciliation of net loss attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Three Months Ended
	March 31,
($ in thousands)	2021	2020
Net loss attributable to Xcel Brands, Inc. stockholders	$(2,547)	$(805)
Depreciation and amortization	1,210	1,303
Interest and finance expense	280	294
Income tax benefit	(138)	(552)
State and local franchise taxes	39	38
Stock-based compensation	160	243
Costs in connection with potential acquisition	—	80
Certain adjustments to allowances for doubtful accounts	132	114
Adjusted EBITDA	$(864)	$715

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund working capital needs, acquire new brands, and to a lesser extent, capital expenditures. As of March 31, 2021 and December 31, 2020, our cash and cash equivalents were approximately $3.0 million and $5.0 million, respectively.

Restricted cash at March 31, 2021 and at December 31, 2020 consisted of $1.1 million of cash deposited with BHI as collateral for an irrevocable standby letter of credit associated with the lease of our current corporate office and operating facility.

On April 14, 2021, we entered into a new loan and security agreement, which resulted in the extinguishment of the $16.8 million term loan debt which existed as of March 31, 2021, and increased our term loan debt obligations to $25.0 million. Under this agreement, our term loan debt obligation is payable in 16 equal quarterly installments of $625,000, commencing June 30, 2021 and ending on March 31, 2025, with a final payment of $15.0 million payable on the maturity date of April 14, 2025. The new term loan debt bears interest at a weighted average rate of LIBOR plus 6.2% per annum.  In addition, the facility provides for up to $25.0 million of future acquisition financing, subject to lender approval on a deal-by-deal basis.

We expect that existing cash and operating cash flows will be adequate to meet our operating needs, term debt service obligations, and capital expenditure needs, for at least the 12 months subsequent to the filing date of this Quarterly Report on Form 10-Q.

Changes in Working Capital

Our working capital (current assets less current liabilities, excluding the current portion of operating lease obligations and any contingent obligations payable in common stock) was $6.5 million and $7.9 million as of March 31, 2021 and December 31, 2020, respectively. This working capital decrease was primarily attributable to cash used in operating activities during the first three months of 2021.

Commentary on the components of our cash flows for the current quarter as compared with the prior year quarter is set forth below.

Operating Activities

Net cash used in operating activities was approximately $(1.69) million in the current quarter, compared with net cash provided by operating activities of approximately $0.31 million in the prior year quarter.

The current quarter cash used in operating activities was primarily attributable to the combination of the net loss of $(2.63) million plus non-cash expenses of approximately $1.38 million and the net change in operating assets and liabilities of approximately $(0.45) million. Non-cash net expenses were primarily comprised of $1.21 million of depreciation and amortization, $0.16 million of stock-based compensation, $0.13 million of bad debt expense, and a deferred income tax benefit of $(0.14) million. The net change in operating assets and liabilities includes an increase in inventory of $(1.57) million, an increase in accounts receivable of $(0.38) million, an increase in accounts payable, accrued expenses and other current liabilities of $1.82 million, an increase in prepaid expenses and other assets of $(0.22) million, and cash paid in excess of rent expense of $(0.10) million. The changes in inventory and accounts payable, which largely offset each other, are related and are mainly due to the timing of certain inventory purchases. The change in accounts receivable is primarily related to the timing of sales and collections.

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

Investing Activities

Net cash used in investing activities for the current quarter was approximately $0.3 million, primarily attributable to capital expenditures relating to the fit-out and furnishing of our planned Judith Ripka fine jewelry retail store.

Net cash used in investing activities for the prior year quarter was approximately $0.6 million and was attributable to capital expenditures, a substantial portion of which related to the implementation of our ERP system.

Financing Activities

There was no cash provided by or used in financing activities for the current quarter.

Net cash used in financing activities for the prior year quarter was approximately $0.1 million, and was attributable to shares repurchased related to vested restricted stock in exchange for withholding taxes.

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

In addition, we continue to seek new opportunities, including expansion through interactive television, our design, production and supply chain platform, additional domestic and international licensing arrangements, and acquiring additional brands. In November 2019, we acquired an ownership interest in the Longaberger brand through a joint venture, and launched the brand on QVC that same month. In April 2021, we acquired the Lori Goldstein brand trademarks, which are currently available and sold to consumers through QVC.

However, the impacts of the current COVID-19 pandemic are broad reaching and are having an impact on our licensing and wholesale businesses. This global pandemic is impacting our supply chain, and temporary factory closures and the pace of workers returning to work have impacted our contract manufacturers’ ability to source certain raw materials and to produce finished goods in a timely manner. The pandemic is also impacting distribution and logistics providers' ability to operate in the normal course of business. In addition, COVID-19 has resulted in a sudden and continuing decrease in sales for many of our products, resulting in order cancellations. Further, the global pandemic has affected the financial health of certain of our customers, and the bankruptcy of certain other customers, from which we had an aggregate of approximately $1.5 million of accounts receivable due at March 31, 2021. As a result, we have recognized an allowance for doubtful accounts of approximately $1.1 million as of March 31, 2021, and may be required to make additional adjustments for doubtful accounts which would increase our operating expenses in future periods and negatively impact our operating results, and could result in our failure to meet financial covenants under our credit facility. Financial impacts associated with the COVID-19 pandemic include, but are not limited to, lower net sales, adjustments to allowances for doubtful accounts due to customer bankruptcy or other inability to pay their amounts due to vendors, the delay of inventory production and fulfillment, potentially further impacting net sales, and potential incremental costs associated with mitigating the effects of the pandemic, including increased freight and logistics costs and other expenses. The impact of the COVID-19 pandemic is expected to continue to have an adverse effect on our operating results, which could result in our inability to comply with certain debt covenants and require BHI to waive compliance with, or agree to amend, any such covenant to avoid a default. The COVID-19 global pandemic is ongoing, and its dynamic nature, including uncertainties relating to the severity and duration of the pandemic, as well as actions that would be taken by governmental authorities to contain the pandemic or to treat its impact, makes it difficult to forecast any effects on our 2021 results. However, as of the date of this filing, we expect our results for some portion of 2021 to be significantly affected.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on April 23, 2021, for a discussion of our critical accounting policies. During the three months ended March 31, 2021, there were no material changes to our accounting policies.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.    CONTROLS AND PROCEDURES

A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2021, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2021, due to the material weakness described below.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on April 23, 2021, our management concluded that our internal controls over financial reporting were not effective due to the material weakness set forth below. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The basis for the conclusion that such internal control was ineffective included the following considerations:

●	the Company was unable to file its Annual Report on Form 10-K within the time specified in SEC rules and forms, due to material subsequent events occurring in the first quarter of 2021, including a significant brand acquisition and a significant debt refinancing transaction, and impacts of the ongoing COVID-19 pandemic on the Company’s processes; and
●	the complexities in determining an impairment charge in the fourth quarter of 2020 related to the carrying value of one of the Company’s trademarks required additional time for a complete analysis.

The Company has hired additional personnel in its finance department to address the material weakness.

B. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

There have not been any significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

In addition to the Risk Factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, set forth below are certain factors which could affect our financial condition and operating results. We operate in a highly competitive industry that involves numerous known and unknown risks and uncertainties that could impact our operations. The risks described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered or registered securities during the three months ended March 31, 2021.

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

Date: May 17, 2021	By:	/s/ Robert W. D’Loren
Name: Robert W. D’Loren
Title: Chairman and Chief Executive Officer

	By:	/s/ James Haran
Name: James Haran
Title: Chief Financial Officer and Vice President