Form 10-Q
period 2021-06-30
XCel Brands, Inc.
filed 2021-08-13
CIK 1083220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 9, 2021, there were 19,540,254 shares of common stock, $.001 par value per share, of the issuer outstanding.

XCEL BRANDS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
	(Unaudited)	(Note 1)
Assets
Current Assets:
Cash and cash equivalents	$4,815	$4,957
Accounts receivable, net of allowances of $1,284 and $1,151, respectively	10,662	8,889
Inventory	3,146	1,216
Prepaid expenses and other current assets	1,751	1,085
Total current assets	20,374	16,147
Property and equipment, net	3,515	3,367
Operating lease right-of-use assets	7,914	8,668
Trademarks and other intangibles, net	101,412	93,535
Restricted cash	739	1,109
Other assets	222	228
Total non-current assets	113,802	106,907

Total Assets	$134,176	$123,054

Liabilities and Equity
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$5,010	$4,442
Accrued payroll	660	973
Acquisition consideration payable	2,045	—
Current portion of operating lease obligation	1,720	2,101
Current portion of long-term debt	4,000	2,800
Total current liabilities	13,435	10,316
Long-Term Liabilities:
Long-term portion of operating lease obligation	7,869	8,469
Long-term debt, less current portion	20,829	13,838
Contingent obligations	7,539	900
Deferred tax liabilities, net	1,571	3,052
Other long-term liabilities	591	224
Total long-term liabilities	38,399	26,483
Total Liabilities	51,834	36,799

Commitments and Contingencies

Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, and 19,530,855 and 19,260,862 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	20	19
Paid-in capital	102,852	102,324
Accumulated deficit	(20,700)	(16,595)
Total Xcel Brands, Inc. stockholders' equity	82,172	85,748
Noncontrolling interest	170	507
Total Equity	82,342	86,255

Total Liabilities and Equity	$134,176	$123,054

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues
Net licensing revenue	$6,224	$4,501	$10,531	$10,142
Net sales	4,540	549	8,042	4,435
Net revenue	10,764	5,050	18,573	14,577
Cost of goods sold (sales)	3,063	253	4,898	2,653
Gross profit	7,701	4,797	13,675	11,924

Operating costs and expenses
Salaries, benefits and employment taxes	4,049	2,882	8,101	6,830
Other selling, general and administrative expenses	3,090	2,366	6,128	5,015
Recovery of costs in connection with potential acquisitions	—	(101)	—	(21)
Stock-based compensation	431	488	591	731
Depreciation and amortization	1,848	1,329	3,058	2,632
Government assistance - Paycheck Protection Program	—	(1,640)	—	(1,640)
Asset impairment charges	—	82	—	82
Total operating costs and expenses	9,418	5,406	17,878	13,629

Operating loss	(1,717)	(609)	(4,203)	(1,705)

Interest and finance expense
Interest expense - term loan debt	522	310	798	623
Other interest and finance charges (income), net	100	(11)	104	(30)
Loss on extinguishment of debt	821	—	821	—
Total interest and finance expense	1,443	299	1,723	593

Loss before income taxes	(3,160)	(908)	(5,926)	(2,298)

Income tax (benefit) provision	(1,346)	428	(1,484)	(124)

Net loss	(1,814)	(1,336)	(4,442)	(2,174)
Less: Net loss attributable to noncontrolling interest	(256)	(36)	(337)	(69)
Net loss attributable to Xcel Brands, Inc. stockholders	$(1,558)	$(1,300)	$(4,105)	$(2,105)

Loss per share attributable to Xcel Brands, Inc. common stockholders:
Basic net loss per share	$(0.08)	$(0.07)	$(0.21)	$(0.11)
Diluted net loss per share	$(0.08)	$(0.07)	$(0.21)	$(0.11)
Weighted average number of common shares outstanding:
Basic weighted average common shares outstanding	19,449,116	19,132,244	19,355,795	19,001,321
Diluted weighted average common shares outstanding	19,449,116	19,132,244	19,355,795	19,001,321

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Xcel Brands, Inc. Stockholders

	Common Stock
	Number of		Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance as of December 31, 2019	18,866,417	$19	$101,736	$(3,659)	$356	$98,452

Shares issued to employees in connection with stock grants for bonus payments	336,700	—	220	—	—	220

Shares repurchased from employees in exchange for withholding taxes	(155,556)	—	(102)	—	—	(102)

Compensation expense in connection with stock options and restricted stock	—	—	91	—	—	91

Net loss	—	—	—	(805)	(33)	(838)

Balance as of March 31, 2020	19,047,561	19	101,945	(4,464)	323	97,823

Compensation expense in connection with stock options and restricted stock	—	—	55	—	—	55

Shares issued to employees in connection with restricted stock grants	270,728	—	265	—	—	265

Shares repurchased from employees in exchange for withholding taxes	(87,249)	—	(85)	—	—	(85)

Additional investment in Longaberger Licensing, LLC by non-controlling interest holder	—	—	—	—	300	300

Net loss	—	—	—	(1,300)	(36)	(1,336)

Balance as of June 30, 2020	19,231,040	$19	$102,180	$(5,764)	$587	$97,022

Balance as of December 31, 2020	19,260,862	$19	$102,324	$(16,595)	$507	$86,255

Compensation expense in connection with stock options and restricted stock	—	—	169	—	—	169

Shares issued on exercise of stock options, net	1,667	—	—	—	—	—

Net loss	—	—	—	(2,547)	(81)	(2,628)

Balance as of March 31, 2021	19,262,529	19	102,493	(19,142)	426	83,796

Compensation expense in connection with stock options and restricted stock	—	—	52	—	—	52

Shares issued to executive in connection with stock grants for bonus payments	181,179	1	282	—	—	283

Shares issued to consultants in connection with restricted stock grants	14,045	—	25	—	—	25

Shares issued to directors in connection with restricted stock grants	50,000	—	—	—	—	—

Shares issued on exercise of stock options, net	23,102	—	—	—	—	—

Net loss	—	—	—	(1,558)	(256)	(1,814)

Balance as of June 30, 2021	19,530,855	$20	$102,852	$(20,700)	$170	$82,342

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(4,442)	$(2,174)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	3,058	2,632
Asset impairment charges	—	82
Amortization of deferred finance costs	109	50
Stock-based compensation	591	731
Allowance for doubtful accounts	132	683
Loss on extinguishment of debt (non-cash portion)	454	—
Deferred income tax benefit	(1,484)	(124)
Changes in operating assets and liabilities:
Accounts receivable	(2,392)	3,396
Inventory	(1,930)	33
Prepaid expenses and other assets	(174)	(59)
Accounts payable, accrued expenses and other current liabilities	192	(2,688)
Cash paid in excess of rent expense	(225)	(181)
Other liabilities	367	—
Net cash (used in) provided by operating activities	(5,744)	2,381

Cash flows from investing activities
Cash consideration for acquisition of Lori Goldstein assets	(1,616)	—
Purchase of other intangible assets	(37)	—
Purchase of property and equipment	(747)	(634)
Net cash used in investing activities	(2,400)	(634)

Cash flows from financing activities
Proceeds from exercise of stock options	5	—
Shares repurchased including vested restricted stock in exchange for withholding taxes	—	(187)
Proceeds from revolving loan debt	1,500	—
Proceeds from long-term debt	25,000	10
Payment of deferred finance costs	(1,131)	—
Payment of long-term debt	(17,375)	(750)
Payment of breakage fees associated with extinguishment of long-term debt	(367)	—
Net cash provided by (used in) financing activities	7,632	(927)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(512)	820

Cash, cash equivalents, and restricted cash at beginning of period	6,066	5,750

Cash, cash equivalents, and restricted cash at end of period	$5,554	$6,570

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$4,815	$5,461
Restricted cash	739	1,109
Total cash, cash equivalents, and restricted cash	$5,554	$6,570

Supplemental disclosure of non-cash activities:
Consideration payable to seller of Lori Goldstein assets	$2,045	$—
Contingent obligation related to acquisition of Lori Goldstein assets at fair value	$6,639	$—
Liability for equity-based bonuses	$62	$100
Amount due from noncontrolling interest for capital contribution	$—	$300

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$15	$47
Cash paid during the period for interest	$852	$811

See Notes to Unaudited Condensed Consolidated Financial Statements.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2021

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

Certain reclassifications have been made to prior year comparable period financial statements to conform to classifications used in the current year – specifically, the classification and aggregation / disaggregation of certain types of operating costs and expenses, and the disaggregation of the components of interest and finance expense. These reclassifications had no impact on total operating costs and expenses, total interest and finance expense, net loss, stockholders’ equity, or cash flows as previously reported.

The Company is a media and consumer products company engaged in the design, production, marketing, live streaming, wholesale distribution, and direct-to-consumer sales of branded apparel, footwear, accessories, fine jewelry, home goods and other consumer products, and the acquisition of dynamic consumer lifestyle brands. Currently, the Company’s brand portfolio consists of the Isaac Mizrahi brands (the "Isaac Mizrahi Brand"), the LOGO by Lori Goldstein brand, the Judith Ripka brands (the "Ripka Brand"), the Halston brands (the "Halston Brands"), the C Wonder brands (the "C Wonder Brand"), and other proprietary brands. The Company also manages the Longaberger brand (the “Longaberger Brand”) through its 50% ownership interest in Longaberger Licensing, LLC. The Company acquired the LOGO by Lori Goldstein brand, and the various labels under the brand, on April 1, 2021 (see Note 2).

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2021

(Unaudited)

2.      Acquisitions

Acquisition of LOGO by Lori Goldstein Brand

On March 30, 2021, the Company and its wholly owned subsidiary, Gold Licensing, LLC, entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Lori Goldstein, Ltd. (the “Seller”) and Lori Goldstein (“Shareholder”), pursuant to which the Company agreed to acquire, and the Seller and Shareholder agreed to sell, certain assets of the Seller, including the “LOGO by Lori Goldstein” trademark and other intellectual property rights relating thereto. On April 1, 2021 (the “Closing Date”), the Company completed the acquisition of the assets specified in the Asset Purchase Agreement.

Pursuant to the Asset Purchase Agreement, on the Closing Date, the Company delivered $1.6 million in cash consideration to the Seller. In addition, the Company was required to deliver $2.0 million in cash consideration to the Seller on the earlier of (i) the Company’s receipt of the first royalty payment from QVC, Inc. in respect of the acquired assets, or (ii) July 29, 2021. This payment was made in July 2021.

In addition to the consideration described above, the Seller is eligible to earn additional consideration of up to $12.5 million (the “Lori Goldstein Earn-Out”), which would be payable, in cash, within 45 days after the end of each applicable calendar year during the six calendar year period commencing 2021 in an amount equal to 75% percent of the Royalty Contribution (as defined in the Asset Purchase Agreement) for such calendar year. The Company recorded a contingent obligation of $6.6 million related to the Lori Goldstein Earn-Out, based on the difference between the fair value of the acquired assets of the LOGO by Lori Goldstein brand and the total consideration paid, in accordance with the guidance in Accounting Standards Codification (“ASC”) Subtopic 805-50.

The LOGO by Lori Goldstein brand acquisition was accounted for as an asset purchase. The following represents the aggregate purchase price of $10.3 million:

($ in thousands)
Cash paid at closing	$1,600
Cash consideration payable	2,045
Total direct initial consideration	3,645
Direct transaction expenses	16
Contingent obligation (Lori Goldstein Earn-Out)	6,639
Total consideration	$10,300

The aggregate purchase price has been allocated entirely to the trademarks of the brand. Such trademarks have been determined by management to have a finite useful life, and accordingly, amortization is recorded in the Company’s condensed consolidated statements of operations. The Lori Goldstein trademarks are being amortized on a straight-line basis over their expected useful life of four years.

Upon the consummation of the acquisition of the LOGO by Lori Goldstein brand as described above, the Company incurred cash bonuses totaling $175,000 to certain members of the Company’s senior management (including $100,000 to the Chief Executive Officer, and $25,000 each to the Chief Financial Officer, President and Chief Operating Officer, and Executive Vice President of Business Development and Treasury), such success-related bonuses having been approved by the Board of Directors on March 18, 2021. These bonuses were subsequently paid in May 2021.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2021

(Unaudited)

Additionally, concurrent with the acquisition, the Company also entered into a 10-year employment agreement with the Shareholder to serve as the LOGO by Lori Goldstein brand’s Chief Creative Officer and Spokesperson, with a base salary of $0.9 million per annum through December 31, 2021 and $1.2 million per annum thereafter, and the opportunity to earn additional incentives based on the future net royalties related to the brand. Further, the Company concurrently entered into a consulting agreement with the Seller to provide creative advice and consultation, for a fee of $0.6 million per annum through December 31, 2021 and $0.8 million per annum thereafter.

3.      Trademarks and Other Intangibles

Trademarks and other intangibles, net consist of the following:

	Weighted
	Average	June 30, 2021
	Amortization	Gross Carrying	Accumulated	Net Carrying
($ in thousands)	Period	Amount	Amortization	Amount
Trademarks (indefinite-lived)	n/a	$44,500	$—	$44,500
Trademarks (finite-lived)	15 years	20,386	6,330	14,056
Trademarks (finite-lived)	18 years	38,194	5,254	32,940
Trademarks (finite-lived)	4 years	10,300	644	9,656
Other intellectual property	7 years	762	591	171
Copyrights and other intellectual property	9 years	227	138	89
Total		$114,369	$12,957	$101,412

	Weighted
	Average	December 31, 2020
	Amortization	Gross Carrying	Accumulated	Net Carrying
($ in thousands)	Period	Amount	Amortization	Amount
Trademarks (indefinite-lived)	n/a	$44,500	$—	$44,500
Trademarks (finite-lived)	15 years	20,386	5,640	14,746
Trademarks (finite-lived)	18 years	38,194	4,192	34,002
Other intellectual property	7 years	762	537	225
Copyrights and other intellectual property	10 years	190	128	62
Total		$104,032	$10,497	$93,535

Amortization expense for intangible assets was approximately $1.55 million for the three-month period ended March 31, 2021 (the "current quarter") and was approximately $1.14 million for the three-month period ended March 31, 2020 (the "prior year quarter"). Amortization expense for intangible assets was approximately $2.46 million for the six-month period ended June 30, 2021 (the “current six months”) and was approximately $2.28 million for the six-month period ended June 30, 2020 (the “prior year six months”).

The trademarks related to the Isaac Mizrahi Brand have been determined to have indefinite useful lives and, accordingly, no amortization has been recorded for these assets.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2021

(Unaudited)

Estimated future amortization expense related to finite-lived intangible assets over the remaining useful lives is as follows:

($ in thousands)	Amortization
Year Ending December 31,	Expense
2021 (July 1 through December 31)	$3,110
2022	6,219
2023	6,219
2024	6,199
2025	4,257
Thereafter	30,908
Total	$56,912

4.      Significant Contracts

QVC Agreements

Under the Company’s agreements with Qurate Retail Group (“Qurate”), collectively referred to as the QVC Agreements, Qurate is required to pay the Company fees based primarily on a percentage of its net sales of Isaac Mizrahi, Judith Ripka, Lori Goldstein, and Longaberger branded merchandise. Qurate royalty revenue represents a significant portion of the Company’s total revenues.

●	Revenues from the QVC Agreements totaled $5.45 million and $4.04 million for the current and prior year quarter, respectively, representing approximately 51% and 81% of the Company’s total net revenues for the current and prior year quarter, respectively.
●	Revenues from the QVC Agreements totaled $9.19 million and $8.74 million for the current and prior year six months, respectively, representing approximately 50% and 60% of the Company’s total net revenues for the current and prior year six months, respectively.
●	As of June 30, 2021 and December 31, 2020, the Company had receivables from Qurate of $5.61 million and $4.46 million, respectively, representing approximately 53% and 50% of the Company’s total accounts receivable, respectively.

5. Allowance for Doubtful Accounts

Accounts receivable are presented on the Company’s condensed consolidated balance sheets net of allowances of $1,284,000 and $1,151,000 as of June 30, 2021 and December 31, 2020, respectively. The Company recognized bad debt expense of $0 and $472,000 for the current quarter and prior year quarter, respectively, and recognized bad debt expense of $132,000 and $683,000 for the current six months and prior year six months, respectively.

The bad debt expense amounts for the current six months, prior year quarter, and prior year six months include $132,000, $472,000, and $586,000, respectively, of bad debt expense related to the bankruptcy of and economic impact on certain retail customers due to the COVID-19 pandemic. The total allowance of $1.1 million against such customers’ outstanding receivable balances of $1.5 million at June 30, 2021 represents management’s best estimate of collectibility, based on information currently available.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2021

(Unaudited)

6. Leases

The Company has operating leases for its current office, former office, and a retail store location, as well as certain equipment with a term of 12 months or less. The Company’s real estate leases have remaining lease terms of between approximately 8 months and 8 years.

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

For both the current and prior year quarter, lease expense included in selling, general and administrative expenses on the Company’s unaudited condensed consolidated statements of operations was approximately $0.4 million. For the current and prior year six months, lease expense included in selling, general and administrative expenses on the Company’s unaudited condensed consolidated statements of operations was approximately $0.8 million.

As of June 30, 2021, the weighted average remaining operating lease term was approximately 6.0 years and the weighted average discount rate for operating leases was 6.25%.

Cash paid for amounts included in the measurement of operating lease liabilities was $0.7 million in the current quarter, $1.3 million in the current six months, $0.1 million in the prior year quarter, and $0.7 million in the prior year six months.

As of June 30, 2021, the maturities of lease liabilities were as follows:

($ in thousands)
2021 (July 1 through December 31)	$1,228
2022	1,891
2023	1,711
2024	1,711
2025	1,710
After 2025	3,321
Total lease payments	11,572
Less: Discount	1,983
Present value of lease liabilities	9,589
Current portion of lease liabilities	1,720
Non-current portion of lease liabilities	$7,869

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2021

(Unaudited)

7. Debt

The Company’s net carrying amount of debt was comprised of the following:

	June 30,	December 31,
($ in thousands)	2021	2020
Term loan debt	$24,375	$16,750
Unamortized deferred finance costs related to term loan debt	(1,046)	(112)
Revolving loan debt	1,500	—
Total	24,829	16,638
Current portion of debt (i)	4,000	2,800
Long-term debt	$20,829	$13,838

(i)	The current portion of debt as of June 30, 2021 consists of $2.5 million of term loan debt and $1.5 million of revolving loan debt; the current portion of debt as of December 31, 2020 is related solely to term loan debt.

Previous Term Loan Debt

On February 11, 2019, the Company entered into an amended loan agreement with Bank Hapoalim B.M. (“BHI”), which amended and restated a prior term loan with BHI, such that, as of February 11, 2019, the aggregate outstanding balance of all the term loans extended by BHI to Xcel was $22.0 million, which amount was divided  into two term loans: (1) a term loan in the amount of $7.3 million and (2) a term loan in the amount of $14.7 million. Such loan agreement was subsequently amended on April 13, 2020 and again on August 18, 2020; such amendments changed the timing and amount of quarterly installment payments, but did not change the total principal balance, interest rate, or maturity date. These amendments during 2020 were accounted for as debt modifications and, accordingly, no gain or loss was recorded.

Current Term Loan Debt

On April 14, 2021 (the “Loan Closing Date”), Xcel, as Borrower, and its wholly-owned subsidiaries (each a “Guarantor” and collectively, the “Guarantors”), entered into a Loan and Security Agreement (the “Loan Agreement”) with BHI as administrative agent and collateral agent, FEAC Agent, LLC (“FEAC”) as co-collateral agent, and the financial institutions party thereto as lenders (the “Lenders”). Pursuant to the Loan Agreement, the Lenders made two term loans: (1) a term loan in the amount of $10.0 million (“Term Loan A”) and (2) a term loan in the amount of $15.0 million (“Term Loan B” and, together with Term Loan A, the “Term Loans”).

The Loan Agreement also contemplates that the Lenders will provide to Xcel a revolving loan facility in an amount up to $4.0 million on a discretionary basis, but not to exceed 85% of the amount of eligible accounts receivable. Xcel shall have the right to request the Lenders to make incremental term loans (the “Incremental Term Loans”) of up to $25.0 million.

Management assessed and determined that this new agreement resulted in an extinguishment of the previous term loan debt, and accordingly recognized a loss of approximately $0.8 million (consisting of $0.1 million of unamortized deferred finance costs and $0.7 million of breakage fees owed to the old lender under the terms of the previous debt agreement) during the current quarter. Approximately $367,000 of such aforementioned breakage fees were paid at time of extinguishment, with the remaining $367,000 of such fees payable in three equal payments on each of May 1, 2022, 2023, and 2024.

Upon entering into the Loan Agreement, Xcel paid a 2.5% closing fee in the amount of $0.625 million to the administrative agent for the benefit of each Lender having a term loan commitment; the Company also paid approximately $0.5 million of various legal and other fees in connection with the execution of the Loan Agreement. These fees and costs totaling

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2021

(Unaudited)

approximately $1.1 million have been deferred on the condensed consolidated balance sheet as a reduction of the carrying value of the Term Loans, and are being amortized to interest expense over the term of the Term Loans using the effective interest method.

The Term Loans mature on April 14, 2025, Incremental Term Loans shall mature on the date set forth in the applicable term note, and Revolving Loans mature on April 14, 2022 or such later date as agreed upon by Xcel and the Lenders. Principal on the Term Loans is payable in 16 quarterly installments of $625,000 on each of March 31, June 30, September 30, and December 31 of each year, commencing on June 30, 2021 and ending on March 31, 2025, with a final payment of $15.0 million on the maturity date of April 14, 2025. An amount equal to eighty percent (80%) of each quarterly principal installment payment shall be applied to the Term Loan A and the remaining twenty percent (20%) of each such quarterly principal installment shall be applied to the Term Loan B until the outstanding principal balance of Term Loan A is paid in full. Thereafter, one hundred percent (100%) of each such quarterly principal installment shall be applied to the Term Loan B.

The aggregate remaining annual scheduled principal payments under the Term Loans at June 30, 2021 were as follows:

Amount of
($ in thousands)	Principal
Year Ending December 31,	Payment
2021 (July 1 to December 31)	$1,250
2022	2,500
2023	2,500
2024	2,500
2025	15,625
Total	$24,375

Xcel shall have the right upon 30 days’ prior written notice to (i) terminate the Revolving Loan facility and repay all Revolving Loans and accrued and unpaid interest thereon and (ii) prepay all or any portion of the Term Loans or Incremental Term Loans and accrued and unpaid interest thereon, provided that any prepayment of the Term Loans shall be applied first to prepay the Term Loan A in full, second to prepay the Term Loan B, and third to the Incremental Term Loans in accordance with the terms agreed to by Xcel, the Lenders, and the administrative agent.

If any Term Loan is prepaid in whole or in part on or prior to the third anniversary of the Loan Closing Date (including as a result of an event of default), Xcel shall pay a prepayment premium as follows: an amount equal to the principal amount of the Term Loan prepaid multiplied by: (i) the greater of three percent (3.00%) and the Lost Yield Revenue (as defined below) if such prepayment occurs on or before the first anniversary of the Loan Closing Date; (ii) two percent (2.00%) if such prepayment occurs at any time after the first anniversary of the Loan Closing Date and on or prior to the second anniversary of the Loan Closing Date; and (iii) one percent (1.00%) if such prepayment occurs at any time after the second anniversary of the Loan Closing Date on or prior to the third anniversary of the Loan Closing Date. Xcel is not obligated to pay a prepayment premium if the Term Loans prepaid after the third anniversary of the Loan Closing Date. “Lost Yield Revenue” means, with respect to any payment of Term Loans at any time on or prior to the first anniversary of the Loan Closing Date (excluding regularly scheduled amortization payments), the amount of interest (including interest at the Default Rate to the extent the Default Rate is being charged under the Loan Agreement) that would have accrued on the repaid Term Loans during the first 12 months of the term of the Loan Agreement minus the portion of such interest on such Term Loans that actually has been paid.

Xcel’s obligations under the Loan Agreement are guaranteed by the Guarantors and secured by all of the assets of Xcel and the Guarantors (as well as any subsidiary formed or acquired that becomes a credit party to the Loan Agreement) and,

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2021

(Unaudited)

subject to certain limitations contained in the Loan Agreement, equity interests of the Guarantors (as well as any subsidiary formed or acquired that becomes a credit party to the Loan Agreement).

Xcel also granted the Lenders a right of first offer to finance any acquisition for which the consideration therefor will be paid other than by cash of Xcel or the Guarantors, the issuance of equity interest of Xcel, or the issuance of notes to the applicable seller.

The Loan Agreement contains customary covenants, including reporting requirements, trademark preservation, and financial covenants (on a consolidated basis with Xcel and the Guarantors under the Loan Agreement).

On August 12, 2021, the Company, BHI, FEAC, and the Lenders amended the Loan Agreement entered into on April 14, 2021. Under this amendment, the EBITDA financial covenant for the three months ended June 30, 2021 was eliminated, and the financial covenants related to EBITDA, fixed charge coverage ratio, and leverage ratio were lowered for the remainder of 2021 and for the 12 months ending March 31, 2022. Additionally, the maximum amount available under the revolving loan facility was reduced from $4.0 million to $1.5 million until the Company demonstrates compliance with the amended financial covenants for the applicable periods ending December 31, 2021. There were no changes to the total principal balance, interest rate, maturity date, or any other terms of the Loan Agreement.

The Company’s financial covenants under the Loan Agreement, as amended, are as follows:

●	minimum EBITDA at the end of specified fiscal periods as set forth below;

Fiscal Period	Minimum EBITDA
April 1, 2021 to September 30, 2021	$3,000,000
April 1, 2021 to December 31, 2021	$4,400,000
April 1, 2021 to March 31, 2022	$6,000,000
For the trailing twelve month periods ending June 30, 2022 and September 30, 2022	$6,500,000
For the trailing twelve month periods ending December 31, 2022, March 31, 2023, June 30, 2023, and September 30, 2023	$7,000,000
For the trailing twelve month periods ending December 31, 2023, March 31, 2024, June 30, 2024, September 30, 2024, December 31, 2024, and March 31, 2025	$7,500,000

●	liquid assets of at least 4.0 million at all times;
●	a fixed charge coverage ratio of not less than (a) 1.05 to 1.00 for the nine month period ending on December 31, 2021, (b) 1.20 to 1.00 for the twelve fiscal month period ending March 31, 2022, and (c) 1.25 to 1.00 for the twelve fiscal month period ending at the end of each fiscal quarter commencing with the fiscal quarter ending June 30, 2022;
●	a leverage ratio for the twelve fiscal month period ending at the end of each fiscal quarter not exceeding (a) 6.75 to 1.00 for the fiscal quarter ending December 31, 2021 and (b) 4.00 to 1.00 for each fiscal quarter ending on and after March 31, 2022; and
●	a loan to value ratio not exceeding 50%.

The Company was in compliance with all applicable covenants as of June 30, 2021.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2021

(Unaudited)

Interest on the Term Loan A will accrue at LIBOR plus 4.0% per annum, interest on the Term Loan B will accrue at LIBOR plus 8.0% per annum, and interest on the Revolving Loans will accrue at either the Base Rate plus 1.5% per annum or LIBOR plus 3.75%, as elected by Xcel. Interest on the Loans is payable on the last business day of each calendar month. Base Rate is defined in the Loan Agreement as the greater of (a) BHI’s stated prime rate or (b) 2.00% per annum plus the overnight federal funds rate published by the Federal Reserve Bank of New York. LIBOR is defined in the Loan Agreement as the greater of (a) the rate of interest per annum for deposits in dollars for an interest period equal to one month as published by ICE Benchmark Administration Limited or a comparable or successor quoting service at approximately 11:00 a.m. (London time) on such date of determination or (b) 1.0% per annum. Interest on the Incremental Term Loans will accrue at rates and will be paid on dates to be agreed to by Xcel and the Lenders.

For the current and prior year quarter, the Company incurred interest expense related to term loan debt of approximately $522,000 and $310,000, respectively. For the current six months and prior year six months, the Company incurred interest expense related to term loan debt of approximately $798,000 and $623,000, respectively. The effective interest rate related to term loan debt was approximately 9.0% and 7.8% for the current quarter and current six months, respectively, and was approximately 6.6% for both the prior year quarter and prior year six months.

On June 24, 2021, Xcel borrowed $1.5 million under the aforementioned revolving loan facility, and incurred related interest expense for the current quarter of approximately $1,000.

8.      Government Assistance

Paycheck Protection Program (“PPP”)

On April 20, 2020, the Company executed a promissory note (the “Promissory Note”) with Bank of America, N.A., which provided for an unsecured loan in the amount of $1.806 million, pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The loan has a two-year term and bears interest at a fixed rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains events of default and other provisions customary for a loan of this type. The loan was funded on April 23, 2020.

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

Management evaluated the legal and contractual terms associated with the loan, and concluded that, although the legal form of the loan is debt, it represents in substance a government grant that is expected to be forgiven. Given the lack of definitive authoritative guidance under GAAP for accounting for government grants, the Company analogized to accounting guidance under International Accounting Standard No. 20, “Accounting for Government Grants and Disclosure of Government Assistance.” Under such guidance, once it is probable that the conditions attached to the assistance will be met, the earnings impact of government grants is recorded on a systematic basis over the periods in which the entity recognizes as expenses the related costs for which the grants are intended to compensate. Accordingly, the Company recognized $1.640 million as a reduction to operating expenses in the prior year quarter and prior year six months. No interest expense related to the loan has been recorded in the Company’s condensed consolidated financial statements.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2021

(Unaudited)

9. Stockholders’ Equity

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2021

(Unaudited)

A summary of the Company’s stock options activity for the current six months is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding at January 1, 2021	7,179,375	$3.14	4.93	$—
Granted	490,390	1.88
Canceled	(8,050)	1.86
Exercised	(92,820)	1.76
Expired/Forfeited	(1,721,070)	5.63
Outstanding at June 30, 2021, and expected to vest	5,847,825	$2.33	5.78	$2,792,000
Exercisable at June 30, 2021	1,963,658	$3.42	2.33	$—

On March 15, 2021, the Company granted options to purchase an aggregate of 365,390 shares of common stock to various employees. The exercise price of the options is $1.86 per share, and all options vested immediately on the date of grant.

On April 1, 2021, the Company granted options to purchase an aggregate of 125,000 shares of common stock to non-management directors. The exercise price of the options is $1.93 per share, and 50% of the options vest on each of April 1, 2022 and April 1, 2023.

Compensation expense related to stock options for the current quarter and the prior year quarter was approximately $40,000 and $45,000, respectively. Compensation expense related to stock options for the current six months and prior year six months was approximately $198,000 and $113,000, respectively.

Total unrecognized compensation expense related to unvested stock options at June 30, 2021 amounts to approximately $151,000 and is expected to be recognized over a weighted average period of approximately 1.15 years.

A summary of the Company’s non-vested stock options activity for the current six months is as follows:

		Weighted
		Average
	Number of	Grant Date
	Options	Fair Value
Balance at January 1, 2021	4,116,167	$0.08
Granted	490,390	0.40
Vested	(647,390)	0.43
Forfeited or Canceled	(75,000)	0.08
Balance at June 30, 2021	3,884,167	$0.06

Warrants

Warrants expire at various times – either five or ten years from the date of grant, depending on the particular grant.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2021

(Unaudited)

A summary of the Company’s warrants activity for the current six months is as follows:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	(in Years)	Value
Outstanding and exercisable at January 1, 2021	579,815	$4.63	1.32	$—
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding and exercisable at June 30, 2021	579,815	$4.63	0.82	$—

No compensation expense related to warrants was recognized in the current quarter, prior year quarter, current six months, or prior year six months.

Stock Awards

A summary of the Company’s restricted stock activity for the current six months is as follows:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2021	780,833	$4.09
Granted	245,224	1.65
Canceled	—	—
Vested	(195,224)	1.58
Expired/Forfeited	—	—
Outstanding at June 30, 2021	830,833	$3.96

On April 1, 2021, the Company issued an aggregate of 50,000 shares of stock to non-management directors, which vest evenly over two years, whereby 50% shall vest on April 1, 2022, and 50% shall vest on April 1, 2023.

On April 26, 2021, the Company issued 14,045 shares of stock to a consultant, which vested immediately.

Compensation expense related to restricted stock grants for the current and prior year quarter was approximately $37,000 and $10,000, respectively. Compensation expense related to restricted stock grants for the current six months and prior year six months was approximately $47,000 and $33,000, respectively.

Total unrecognized compensation expense related to unvested restricted stock grants at June 30, 2021 amounts to approximately $84,000 and is expected to be recognized over a weighted average period of approximately 1.75 years.

Additionally, on May 7, 2021, the Company issued 181,179 shares of stock to a member of senior management as payment for a performance bonus earned in 2020. These shares vested immediately. The Company had previously recognized compensation expense of approximately $291,000 in 2020 to accrue for this performance bonus, and recognized a reduction to compensation expense of approximately $(8,000) during the current six months related to this bonus.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2021

(Unaudited)

The Company also recognized approximately $354,000 of compensation expense in the current quarter and current six months related to similar senior management bonuses payable in common stock in 2022.

Shares Available Under the Company’s 2011 Equity Incentive Plan

As of June 30, 2021, there were 2,611,155 shares of common stock available for issuance under the Plan.

Shares Reserved for Issuance

As of June 30, 2021, there were 9,038,795 shares of common stock reserved for issuance pursuant to unexercised warrants and stock options, or available for issuance under the Plan.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Basic	19,449,116	19,132,244	19,355,795	19,001,321
Effect of exercise of warrants	—	—	—	—
Effect of exercise of stock options	—	—	—	—
Diluted	19,449,116	19,132,244	19,355,795	19,001,321

As a result of the net loss for all periods presented, the Company calculated diluted earnings per share using basic weighted average shares outstanding for such period, as utilizing diluted shares would be anti-dilutive to loss per share.

The computation of diluted EPS excludes the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Stock options and warrants	6,427,640	8,119,940	6,427,640	8,119,940

11.    Income Tax

The effective income tax rate for the current quarter and the prior year quarter was approximately 43% and -49%, respectively, resulting in an income tax (benefit) provision of $(1.35) million and $0.43 million, respectively.

The effective income tax rate for the current six months and prior year six months was approximately 25% and 5%, respectively, resulting in an income tax (benefit) of $(1.48) million and $(0.12) million, respectively.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2021

(Unaudited)

For the current quarter, the federal statutory rate differed from the effective tax rate primarily due to recurring permanent differences and state taxes, which increased the effective tax rate by approximately 15% and 7%, respectively.

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

For the current six months, the federal statutory rate differed from the effective tax rate primarily due to state taxes, which increased the effective tax rate by approximately 7%, partially offset by the impact of recurring permanent differences, which decreased the effective tax rate by approximately 3%.

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

12.    Related Party Transactions

Robert W. D’Loren

Jennifer D’Loren is the wife of Robert W. D’Loren, the Company’s Chief Executive Officer and Chairman of the Board, and is employed by the Company. Mrs. D’Loren brings vast experience in project management and implementation of financial IT solutions. During the past two years, Mrs. D’Loren has worked on the implementation of the Company’s ERP system. Mrs. D’Loren received compensation of $11,000 and $33,000 for the current quarter and prior year quarter, respectively. Mrs. D’Loren received compensation of $21,000 and $70,000 for the current six months and prior year six months, respectively.

Isaac Mizrahi

On February 24, 2020, the Company entered into an employment agreement with Isaac Mizrahi, a principal stockholder of the Company, for Mr. Mizrahi to continue to serve as Chief Design Officer of the Isaac Mizrahi Brand. The term of the employment agreement expires on December 31, 2022, subject to earlier termination, and may be extended, at the Company’s option, for two successive one-year terms (each, a “Renewal Period”). Mr. Mizrahi’s base salary shall be $1.8 million, $2.0 million, and $2.1 million per annum during the term of the agreement and $2.25 million and $2.4 million during 2023 and 2024 if the term is extended, in each case, subject to adjustment in the event Mr. Mizrahi does not make a specified number of appearances on the QVC channel. Mr. Mizrahi shall be eligible to receive an annual cash bonus (the “Bonus”) up to an amount equal to $2.5 million less base salary for 2020 and $3.0 million less base salary for 2021, 2022, and any year during the Renewal Period. The Bonus shall consist of the DRT Revenue, Bonus, the Brick-and-Mortar Bonus, the Endorsement Bonus and the Monday Bonus, if any, as determined in accordance with the following:

●	“DRT Bonus” means for any calendar year an amount equal to 10% of the aggregate net revenue related to sales of Isaac Mizrahi Brand products through direct response television. The DRT Revenue Bonus shall be reduced by the amount of the Monday Bonus.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2021

(Unaudited)

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2021

(Unaudited)

13.    Commitments and Contingencies

Contingent Obligation – Halston Heritage Earn-Out

In connection with the February 11, 2019 purchase of the Halston Heritage trademarks from H Company IP, LLC (“HIP”), the Company agreed to pay HIP additional consideration (the “Halston Heritage Earn-Out”) of up to an aggregate of $6.0 million, based on royalties earned through December 31, 2022. The Halston Heritage Earn-Out of $0.9 million is recorded as a long-term liability at March 31, 2021 and December 31, 2020 in the accompanying condensed consolidated balance sheets, based on the difference between the fair value of the acquired assets of the Halston Heritage trademarks and the total consideration paid. In accordance with ASC Topic 480, “Distinguishing Liabilities from Equity,” the Halston Heritage Earn-Out obligation is treated as a liability in the accompanying condensed consolidated balance sheets because of the variable number of shares payable under the agreement.

Contingent Obligation – Lori Goldstein Earn-Out

In connection with the April 1, 2021 acquisition of the Lori Goldstein trademarks (see Note 2 for additional information), the Company agreed to pay the Seller additional cash consideration of up to $12.5 million, based on royalties earned during the six calendar year period commencing in 2021. The Lori Goldstein Earn-Out of $6.6 million is recorded as a long-term liability at June 30, 2021 in the accompanying condensed consolidated balance sheet, based on the difference between the fair value of the acquired assets of the Lori Goldstein brand and the total consideration paid, in accordance with the guidance in ASC Subtopic 805-50.

Coronavirus Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus disease (“COVID-19”) as a pandemic, which continues to spread throughout the U.S. COVID-19 is having an unprecedented impact on the U.S. economy as federal, state, and local governments react to this ongoing public health crisis.

The impacts of the current COVID-19 pandemic are broad reaching and are having an impact on the Company’s licensing and wholesale businesses. The COVID-19 pandemic is impacting the Company’s supply chain as most of the Company’s products are manufactured in China, Thailand, and other places around the world affected by this event. Temporary factory closures and the pace of workers returning to work have impacted contract manufacturers’ ability to source certain raw materials and to produce finished goods in a timely manner. The pandemic is also impacting distribution and logistics providers' ability to operate in the normal course of business. Further, the pandemic has resulted in a sudden and continuing decrease in sales for many of the Company’s products, resulting in order cancellations, and a decrease in accounts receivable collections, as the Company recorded approximately $1 million of additional allowance for doubtful accounts for the year ended December 31, 2020, and approximately $0.1 million for the current six months, for retailers that have filed for bankruptcy.

Due to the ongoing COVID-19 pandemic, there is significant uncertainty surrounding the impact on the Company’s future results of operations and cash flows. Continued impacts of the pandemic could materially adversely affect the Company’s near-term and long-term revenues, earnings, liquidity, and cash flows as the Company’s customers and/or licensees may request temporary relief, delay, or not make scheduled payments.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2021

(Unaudited)

14.    Subsequent Events

Amendment to Term Loans

On August 12, 2021, the Company, BHI, FEAC, and the Lenders amended the Loan Agreement entered into on April 14, 2021. Under this amendment, the EBITDA financial covenant for the three months ended June 30, 2021 was eliminated, and the financial covenants related to EBITDA, fixed charge coverage ratio, and leverage ratio were lowered for the remainder of 2021 and for the 12 months ending March 31, 2022. Additionally, the maximum amount available under the revolving loan facility was reduced from $4.0 million to $1.5 million until the Company demonstrates compliance with the amended financial covenants for the applicable periods ending December 31, 2021. There were no changes to the total principal balance, interest rate, maturity date, or any other terms of the Loan Agreement.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements that are not historical facts contained in this report are forward-looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks are detailed in the Risk Section of our Form 10-K for the fiscal year ended December 31, 2020. The words “believe,” “anticipate,” “expect,” “continue,” “estimate,” “appear,” “suggest,” “goal,” “potential,” “predicts,” “seek,” “will,” “confident,” “project,” “provide,” “plan,” “likely,” “future,” “ongoing,” “intend,” “may,” “should,” “would,” “could,” “guidance,” and similar expressions identify forward-looking statements.

Overview

Xcel Brands, Inc. (“Xcel,” the “Company,” “we,” “us,” or “our”) is a media and consumer products company engaged in the design, production, marketing, wholesale distribution, and direct-to-consumer sales of branded apparel, footwear, accessories, fine jewelry, home goods and other consumer products, and the acquisition of dynamic consumer lifestyle brands. Xcel was founded in 2011 with a vision to reimagine shopping, entertainment, and social media as one thing. The Company owns and manages the Isaac Mizrahi brand (the "Isaac Mizrahi Brand"), the Halston brand (the "Halston Brand"), the Judith Ripka brand (the "Ripka Brand"), the C Wonder brand (the "C Wonder Brand"), the LOGO by Lori Goldstein brand (the "Lori Goldstein Brand"), and the Longaberger brand (the “Longaberger Brand”), pioneering a true omni-channel sales strategy which includes the promotion and sale of products under its brands through interactive television, digital live-stream shopping, brick-and-mortar retail, wholesale and e-commerce channels to be everywhere its customers shop.

Our objective is to build a diversified portfolio of lifestyle consumer brands through organic growth and the strategic acquisition of new brands. To grow our brands, we are focused on following primary strategies:

●	expanding and leveraging our live-streaming platform. We recently launched our live-streaming platform through our Longaberger brand technology platform with the goal to build the world’s largest digital marketplace powered by live-streaming and micro-influencers for home and other related products, designed to create a better lifestyle. We plan to leverage this technology across our other brands.
●	wholesale distribution of our brands to retailers that sell to the end consumer;
●	wholesale sales and/or licensing of our brands for sale through interactive television (i.e., QVC, HSN, The Shopping Channel, TVSN, etc.);
●	licensing our brands to manufacturers and retailers for promotion and distribution through e-commerce, social commerce, and traditional brick-and-mortar retail channels whereby we provide certain design services;
●	distribution of our brands through e-commerce directly to the end consumer; and
●	acquiring additional consumer brands and integrating them into our operating platform while leveraging our operating infrastructure and distribution relationships.

We believe that Xcel offers a unique value proposition to our retail and direct-to-consumer customers and our licensees for the following reasons:

●	our management team, including our officers’ and directors’ experience in, and relationships within the industry;

●	our deep knowledge and expertise in live streaming;
●	our design, production, sales, marketing, and supply chain and integrated technology platform that enables us to design and distribute trend-right product; and
●	our operating strategy, significant media and internet presence, and distribution network.

Our design, production and supply chain platform was developed to shorten the supply chain cycle by utilizing state-of-the-art supply chain management technology, trend analytics, and data science to actively monitor fashion trends and read and react to customer demands.

Summary of Operating Results

Three months ended June 30, 2021 (the “current quarter”) compared with the three months ended June 30, 2020 (the “prior year quarter”)

Revenues

Current quarter net revenue increased approximately $5.7 million to $10.8 million from $5.1 million for the prior year quarter.

Net licensing revenue increased by approximately $1.7 million in the current quarter to $6.2 million, compared with $4.5 million in the prior year quarter. This increase in licensing revenue was primarily attributable to the Lori Goldstein brand, which we acquired on April 1, 2021, as well as continued strong performance by the Isaac Mizrahi brand, partially offset by a decline in licensing revenue related to the transitioning of the H Halston brand to a wholesale supply model.

Net product sales increased by approximately $4.0 million in the current quarter to $4.5 million, compared with $0.5 million in the prior year quarter. The increase in net sales was primarily attributable to higher wholesale apparel sales, as retail sales were severely negatively impacted in the prior year quarter during the initial outbreak of the COVID-19 pandemic. Jewelry wholesale sales also contributed significantly to the increase in sales, and e-commerce sales of Longaberger branded products and Judith Ripka brand jewelry also grew substantially from the prior year quarter.

Cost of Goods Sold

Current quarter cost of goods sold was $3.1 million, compared with $0.3 million for the prior year quarter due to significantly higher volume of wholesale and e-commerce sales in the current quarter. Gross profit (net revenue less cost of goods sold) increased approximately $2.9 million to $7.7 million from $4.8 million in the prior year quarter, primarily driven by the aforementioned increase in net licensing revenue.

Operating Costs and Expenses

Operating costs and expenses increased approximately $4.0 million from $5.4 million in the prior year quarter to $9.4 million in the current quarter. This increase was mainly driven by normalized post-COVID adjusted salary costs and marketing expenses, and expenses related to the Lori Goldstein brand trademarks acquired on April 1, 2021. Additionally, the prior year quarter notably included the benefit of government assistance received through the Paycheck Protection Program under the CARES Act, for which the Company recognized $1.6 million as a reduction to prior year quarter expenses.

Interest and Finance Expense

Interest and finance expense for the current quarter was $1.4 million, compared with $0.3 million for the prior year quarter. This increase of approximately $1.1 million was primarily attributable to a $0.8 million loss on the extinguishment of debt recognized in the current quarter as a result of the new term loan financing agreement entered into on April 14, 2021. The increase in interest and finance expense was also partially attributable to the fact that the new term loan agreement entered into during the current quarter resulted in a higher outstanding principal balance at a higher interest rate as compared with the previous term loan agreement.

Income Tax Benefit

The effective income tax rate for the current quarter and the prior year quarter was approximately 43% and -49%, respectively, resulting in an income tax (benefit) provision of $(1.35) million and $0.43 million, respectively.

For the current quarter, the federal statutory rate differed from the effective tax rate primarily due to recurring permanent differences and state taxes, which increased the effective tax rate by approximately 15% and 7%, respectively.

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

Net Loss Attributable to Xcel Brands, Inc. Stockholders

We had a net loss of $1.6 million for the current quarter, compared with a net loss of $1.3 million for the prior year quarter, due to the combination of the factors outlined above.

Non-GAAP Net Income, Non-GAAP Diluted EPS, and Adjusted EBITDA

We had a non-GAAP net loss of approximately $0.1 million, or $(0.01) per diluted share (“non-GAAP diluted EPS”), for the current quarter and non-GAAP net income of $1.2 million, or $0.06 per diluted share, for the prior year quarter. Non-GAAP net income is a non-GAAP unaudited term, which we define as net income (loss) attributable to Xcel Brands, Inc. stockholders, exclusive of amortization of trademarks, stock-based compensation, loss on extinguishment of debt, gain on sales of assets, gain on reduction of contingent obligations, costs (recoveries) in connection with potential acquisitions, certain adjustments to allowances for doubtful accounts related to the bankruptcy of and economic impact on certain retail customers due to the COVID-19 pandemic, asset impairments, and deferred income taxes. Non-GAAP net income and non-GAAP diluted EPS measures do not include the tax effect of the aforementioned adjusting items, due to the nature of these items and the Company’s tax strategy.

We had Adjusted EBITDA of $0.9 million for the current quarter, compared with Adjusted EBITDA of $1.7 million for the prior year quarter. Adjusted EBITDA is a non-GAAP unaudited measure, which we define as net income (loss) attributable to Xcel Brands, Inc. stockholders before depreciation and amortization, interest and finance expenses (including loss on extinguishment of debt, if any), income taxes, other state and local franchise taxes, stock-based compensation, gain on reduction of contingent obligations, gain on sale of assets, costs (recoveries) in connection with potential acquisitions, asset impairments, and certain adjustments to allowances for doubtful accounts related to the bankruptcy of and economic impact on certain retail customers due to the COVID-19 pandemic.

Management uses non-GAAP net income, non-GAAP diluted EPS, and Adjusted EBITDA as measures of operating performance to assist in comparing performance from period to period on a consistent basis and to identify business trends relating to the Company’s results of operations. Management believes non-GAAP net income, non-GAAP diluted EPS, and Adjusted EBITDA are also useful because these measures adjust for certain costs and other events that management believes are not representative of our core business operating results, and thus, these non-GAAP measures provide supplemental information to assist investors in evaluating the Company’s financial results. The Company incurred certain costs in the prior year which it could have eliminated but elected not to do so in light of government assistance received through the Paycheck Protection Program under the CARES Act (the “PPP Benefit”), which represents a cash benefit directly related to the Company’s operating expenses incurred. Accordingly, the PPP Benefit is not considered a reconciling item for purposes of the computation of non-GAAP net income and Adjusted EBITDA for the prior year periods. Adjusted EBITDA is the measure used to calculate compliance with the EBITDA covenant under the Company’s term loan agreement.

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

The following table is a reconciliation of net loss attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net (loss) income:

	Three Months Ended
	June 30,
($ in thousands)	2021	2020
Net loss attributable to Xcel Brands, Inc. stockholders	$(1,558)	$(1,300)
Amortization of trademarks	1,520	1,108
Stock-based compensation	431	488
Loss on extinguishment of debt	821	—
(Recovery of) costs in connection with potential acquisition	—	(101)
Certain adjustments to allowances for doubtful accounts	—	472
Property and equipment impairment	—	82
Deferred income tax (benefit) provision	(1,346)	428
Non-GAAP net (loss) income	$(132)	$1,177

The following table is a reconciliation of diluted loss per share (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted EPS:

	Three Months Ended
	June 30,
	2021	2020
Diluted loss per share	$(0.08)	$(0.07)
Amortization of trademarks	0.08	0.06
Stock-based compensation	0.02	0.03
Loss on extinguishment of debt	0.04	—
(Recovery of) costs in connection with potential acquisition	—	(0.01)
Certain adjustments to allowances for doubtful accounts	—	0.02
Property and equipment impairment	—	0.01
Deferred income tax (benefit) provision	(0.07)	0.02
Non-GAAP diluted EPS	$(0.01)	$0.06
Non-GAAP weighted average diluted shares	19,449,116	19,192,353

The following table is a reconciliation of net loss attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Three Months Ended
	June 30,
($ in thousands)	2021	2020
Net loss attributable to Xcel Brands, Inc. stockholders	$(1,558)	$(1,300)
Depreciation and amortization	1,848	1,329
Interest and finance expense	1,443	299
Income tax (benefit) provision	(1,346)	428
State and local franchise taxes	33	45
Stock-based compensation	431	488
(Recovery of) costs in connection with potential acquisition	—	(101)
Certain adjustments to allowances for doubtful accounts	—	472
Property and equipment impairment	—	82
Adjusted EBITDA	$851	$1,742

Six months ended June 30, 2021 (the “current six months”) compared with the six months ended June 30, 2020 (the “prior year six months”)

Revenues

Current six months net revenue increased approximately $4.0 million to $18.6 million from $14.6 million for the prior year six months.

Net licensing revenue increased by approximately $0.4 million in the current six months to $10.5 million, compared with $10.1 million in the prior year six months. This increase in licensing revenue was primarily attributable to the Lori Goldstein brand, which we acquired on April 1, 2021, as well as continued strong performance by the Isaac Mizrahi brand, partially offset by a decline in licensing revenue related to the transitioning of the H Halston brand to a wholesale supply model.

Net product sales increased by approximately $3.6 million in the current six months to $8.0 million, compared with $4.4 million in the prior year six months. The increase in net sales was primarily attributable to the combination of higher jewelry wholesale sales, and higher sales of Longaberger branded products through e-commerce, social commerce, and livestreaming. Wholesale apparel sales also contributed significantly to the year-over-year increase in net product sales, as retail sales were severely negatively impacted in the prior year period during the initial outbreak of the COVID-19 pandemic.

Cost of Goods Sold

Current six months cost of goods sold was $4.9 million, compared with $2.7 million for the prior year six months due to significantly higher volume of wholesale and e-commerce sales in the current six months. Gross profit (net revenue less cost of goods sold) increased approximately $1.8 million to $13.7 million from $11.9 million in the prior year six months, primarily driven by the aforementioned increase in net product sales.

Gross profit margin from product sales remained constant at 40% for both the current and prior year six months.

Operating Costs and Expenses

Operating costs and expenses increased approximately $4.3 million from $13.6 million in the prior year six months to $17.9 million in the current six months. This increase was mainly driven by a combination of post-COVID normalized salary costs, marketing expenses, shipping and warehousing costs, and consulting fees, partially offset by lower bad debt expense. The increase in operating expenses was also partially attributable to increased non-cash amortization expense related to the Lori Goldstein brand trademarks acquired on April 1, 2021. Additionally, the prior year six months notably included the benefit of government assistance received through the Paycheck Protection Program under the CARES Act, for which the Company recognized $1.6 million as a reduction to prior year six months expenses.

Interest and Finance Expense

Interest and finance expense for the current six months was $1.7 million, compared with $0.6 million for the prior year quarter. This increase of approximately $1.1 million was primarily attributable to a $0.8 million loss on the extinguishment of debt recognized in the current six months as a result of the new term loan financing agreement entered into on April 14, 2021. The increase in interest and finance expense was also partially attributable to the fact that the new term loan agreement entered into during the current six months resulted in a higher outstanding principal balance at a higher interest rate as compared with the previous term loan agreement.

Income Tax Benefit

The effective income tax rate for the current six months and prior year six months was approximately 25% and 5%, respectively, resulting in an income tax (benefit) provision of $(1.48) million and $(0.12) million, respectively.

For the current six months, the federal statutory rate differed from the effective tax rate primarily due to state taxes, which increased the effective tax rate by approximately 7%, partially offset by the impact of recurring permanent differences, which decreased the effective tax rate by approximately 3%.

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

Net Loss Attributable to Xcel Brands, Inc. Stockholders

We had a net loss of $4.1 million for the current six months, compared with a net loss of $2.1 million for the prior year six months, due to the combination of the factors outlined above.

Non-GAAP Net Income, Non-GAAP Diluted EPS, and Adjusted EBITDA

We had a non-GAAP net loss of approximately $1.6 million, or $(0.09) per diluted share, for the current six months and non-GAAP net income of $1.4 million, or $0.07 per diluted share, for the prior year six months. We had Adjusted EBITDA of approximately $(0.0) million for the current six months, compared with Adjusted EBITDA of $2.5 million for the prior year six months.

The following table is a reconciliation of net loss attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net income:

	Six Months Ended
	June 30,
($ in thousands)	2021	2020
Net loss attributable to Xcel Brands, Inc. stockholders	$(4,105)	$(2,105)
Amortization of trademarks	2,396	2,216
Stock-based compensation	591	731
Loss on extinguishment of debt	821	—
(Recovery of) costs in connection with potential acquisition	—	(21)
Certain adjustments to allowances for doubtful accounts	132	586
Property and equipment impairment	—	82
Deferred income tax benefit	(1,484)	(124)
Non-GAAP net (loss) income	$(1,649)	$1,365

The following table is a reconciliation of diluted loss per share (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted EPS:

	Six Months Ended
	June 30,
	2021	2020
Diluted loss per share	$(0.21)	$(0.11)
Amortization of trademarks	0.12	0.11
Stock-based compensation	0.03	0.04
Loss on extinguishment of debt	0.04	—
(Recovery of) costs in connection with potential acquisition	—	0.00
Certain adjustments to allowances for doubtful accounts	0.01	0.03
Property and equipment impairment	—	0.01
Deferred income tax benefit	(0.08)	(0.01)
Non-GAAP diluted EPS	$(0.09)	$0.07
Non-GAAP weighted average diluted shares	19,355,795	19,001,842

The following table is a reconciliation of net loss attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Six Months Ended
	June 30,
($ in thousands)	2021	2020
Net loss attributable to Xcel Brands, Inc. stockholders	$(4,105)	$(2,105)
Depreciation and amortization	3,058	2,632
Interest and finance expense	1,723	593
Income tax (benefit) provision	(1,484)	(124)
State and local franchise taxes	72	83
Stock-based compensation	591	731
(Recovery of) costs in connection with potential acquisition	—	(21)
Certain adjustments to allowances for doubtful accounts	132	586
Property and equipment impairment	—	82
Adjusted EBITDA	$(13)	$2,457

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund working capital needs, acquire new brands, and to a lesser extent, capital expenditures. As of June 30, 2021 and December 31, 2020, our cash and cash equivalents were approximately $4.8 million and $5.0 million, respectively.

Restricted cash at June 30, 2021 and at December 31, 2020 consisted of $0.7 million and $1.1 million, respectively, of cash deposited with BHI as collateral for an irrevocable standby letter of credit associated with the lease of our current corporate office and operating facility.

On April 14, 2021, we entered into a new loan and security agreement, which resulted in the extinguishment of the $16.8 million term loan debt which existed as of December 31, 2020, and increased our term loan debt obligations to $25.0 million. Under this agreement, our term loan debt obligation is payable in 16 equal quarterly installments of $625,000, commencing June 30, 2021 and ending on March 31, 2025, with a final payment of $15.0 million payable on the maturity date of April 14, 2025. In addition, the agreement provides for up to $25.0 million of future acquisition financing, subject to lender approval on a deal-by-deal basis, and a revolving loan facility of up to $1.5 million (increasing to a maximum of $4.0 million after we demonstrate compliance with certain financial covenants for the applicable periods ending December 31, 2021) on a discretionary basis. On June 24, 2021, we borrowed $1.5 million under the revolving loan facility.

We expect that existing cash and operating cash flows will be adequate to meet our operating needs, term debt service obligations, and capital expenditure needs, for at least the 12 months subsequent to the filing date of this Quarterly Report on Form 10-Q.

Changes in Working Capital

Our working capital (current assets less current liabilities, excluding the current portion of operating lease obligations and any contingent obligations payable in common stock) was $8.7 million and $7.9 million as of June 30, 2021 and December 31, 2020, respectively. This working capital increase was primarily attributable to cash provided by the new term loan entered into during the current quarter, partially offset by cash used to repay amounts outstanding under the previous term loan and to acquire the Lori Goldstein brand trademarks during the current quarter.

Commentary on the components of our cash flows for the current six months as compared with the prior year six months is set forth below.

Operating Activities

Net cash used in operating activities was approximately $(5.74) million in the current six months, compared with net cash provided by operating activities of approximately $2.38 million in the prior year six months.

The current six months cash used in operating activities was primarily attributable to the combination of the net loss of $(4.44) million plus non-cash expenses of approximately $2.86 million and the net change in operating assets and liabilities of approximately $(4.16) million. Non-cash net expenses were primarily comprised of $3.06 million of depreciation and amortization, $0.59 million of stock-based compensation, $0.13 million of bad debt expense, $0.11 million of amortization of deferred finance costs, a $0.45 non-cash loss on extinguishment of debt, and a deferred income tax benefit of $(1.48) million. The net change in operating assets and liabilities was primarily comprised of an increase in inventory of $(1.93) million, an increase in accounts receivable of $(2.39) million, an increase in other liabilities of $0.37 million, and cash paid in excess of rent expense of $(0.23) million. The change in accounts receivable was primarily related to the timing of sales and collections, while the change in inventory is primarily related to expected increases in wholesales, including our drop-ship programs, and an increase in our direct-to-consumer businesses.

The prior year six months cash provided by operating activities was primarily attributable to the combination of the net loss of $(2.17) million plus non-cash expenses of approximately $4.05 million and the net change in operating assets and liabilities of approximately $0.50 million. The net loss of $(2.17) million includes $1.64 million of government assistance received through the PPP under the CARES Act, which was recognized as a reduction to prior year six months expenses for which the program was intended to compensate. Non-cash net expenses were primarily comprised of $2.63 million of depreciation and amortization, $0.73 million of stock-based compensation, $0.68 million of bad debt expense, and deferred income tax benefit of $(0.12) million. The net change in operating assets and liabilities included a decrease in accounts receivable of $3.40 million and a decrease in accounts payable, accrued expenses and other current liabilities of $(2.71) million, and cash paid in excess of rent expense of $(0.18) million. The net change in accounts receivable was attributable to a combination of the timing of collections, and lower revenues recognized as a result of the COVID-19 pandemic. The net change in accounts payable, accrued expenses and other current liabilities was due to timing of payments, as well as actions taken by management during the prior year six months in response to the COVID-19 pandemic to conserve cash.

Investing Activities

Net cash used in investing activities for the current six months was approximately $2.40 million, which was primarily attributable to the acquisition of the Lori Goldstein brand on April 1, 2021, and, to a lesser extent, to capital expenditures relating to the fit-out and furnishing of our new Judith Ripka fine jewelry retail store, which opened in June 2021.

Net cash used in investing activities for the prior year six months was approximately $0.63 million, primarily attributable to capital expenditures, a substantial portion of which related to the implementation of our ERP system.

Financing Activities

Net cash provided by financing activities for the current six months was approximately $7.63 million, and was primarily attributable to $25.0 million of proceeds from our new term loan debt entered into on April 14, 2021, as well as $1.5 million of proceeds drawn from our new revolving loan facility. Partially offsetting these proceeds were $(16.75) million paid on the balance of our previous term loan, $(0.37) million of fees paid to the previous debtholders in connection with the extinguishment of the previous term loan, $(1.13) million of deferred finance costs paid in connection with our new term loan, and $(0.63) million of scheduled principal payments made under our new term loan.

Net cash used in financing activities for the prior year six months was approximately $(0.93) million, and was primarily attributable to payments made on long-term debt obligations of $(0.75) million, and $(0.19) million of shares repurchased related to vested restricted stock in exchange for withholding taxes.

Other Factors

We continue to seek to expand and diversify the types of products being produced and licensed under our brands. We plan to continue to diversify the distribution channels within which products are sold, in an effort to reduce dependence on any particular retailer, consumer, or market sector within each of our brands. The Mizrahi brand, Halston brand, Lori Goldstein brand, and C Wonder brand have a core business in fashion apparel and accessories. The Ripka brand is a fine jewelry business, and the Longaberger brand focuses on home good products, which we believe helps diversify our industry focus while at the same time complements our business operations and relationships.

We continue to work towards expanding our wholesale and direct-to-consumer e-commerce businesses, and complement these operations with our licensing business.

In addition, we continue to seek new opportunities, including expansion through interactive television, our design, production and supply chain platform, additional domestic and international licensing arrangements, and acquiring additional brands. In April 2021, we acquired the Lori Goldstein brand, which is currently available and sold to consumers through QVC.

However, the impacts of the current COVID-19 pandemic are broad reaching and are having an impact on our licensing and wholesale businesses. This global pandemic is impacting our supply chain, and temporary factory closures and the pace of workers returning to work have impacted our contract manufacturers’ ability to source certain raw materials and to produce finished goods in a timely manner. The pandemic is also impacting distribution and logistics providers' ability to operate in the normal course of business. In addition, COVID-19 has resulted in a sudden and continuing decrease in sales for many of our products, resulting in order cancellations. Further, the global pandemic has affected the financial health of certain of our customers, and the bankruptcy of certain other customers, from which we had an aggregate of approximately $1.5 million of accounts receivable due at June 30, 2021. As a result, we have recognized an allowance for doubtful accounts of approximately $1.1 million as of June 30, 2021, and may be required to make additional adjustments for doubtful accounts which would increase our operating expenses in future periods and negatively impact our operating results, and could result in our failure to meet financial covenants under our credit facility. Financial impacts associated with the COVID-19 pandemic include, but are not limited to, lower net sales, adjustments to allowances for doubtful accounts due to customer bankruptcy or other inability to pay their amounts due to vendors, the delay of inventory production and fulfillment, potentially further impacting net sales, and potential incremental costs associated with mitigating the effects of the pandemic, including increased freight and logistics costs and other expenses. The impact of the COVID-19 pandemic is expected to continue to have an adverse effect on our operating results, which could result in our inability to comply with certain debt covenants and require BHI to waive compliance with, or agree to amend, any such covenant to avoid a default. The COVID-19 global pandemic is ongoing, and its dynamic nature, including uncertainties relating to the severity and duration of the pandemic, as well as actions that would be taken by governmental authorities to contain the pandemic or to treat its impact, makes it difficult to forecast any effects on our 2021 results. However, as of the date of this filing, we expect our results for some portion of 2021 to be significantly affected.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on April 23, 2021, for a discussion of our critical accounting policies. During the three and six months ended June 30, 2021, there were no material changes to our accounting policies.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.    CONTROLS AND PROCEDURES

A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2021, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2021, due to the material weakness described below.

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

B. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

There have not been any significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered or registered securities during the three and six months ended June 30, 2021.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

The following exhibits are filed herewith:

10.1 Amendment No. 1 and Waiver to Loan and Security Agreement
31.1 Rule 13a-14(a)/15d-14(a) Certification (CEO)
31.2 Rule 13a-14(a)/15d-14(a) Certification (CFO)
32.1 Section 1350 Certification (CEO)
32.2 Section 1350 Certification (CFO)
101.INS Inline XBRL Instance Document
101.SCH Inline XBRL Taxonomy Extension Schema Document
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document
104 Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2021	By:	/s/ Robert W. D’Loren
Name: Robert W. D’Loren
Title: Chairman and Chief Executive Officer

	By:	/s/ James Haran
Name: James Haran
Title: Chief Financial Officer and Vice President