Form 10-Q
period 2021-09-30
XCel Brands, Inc.
filed 2021-11-15
CIK 1083220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of October 27, 2021, there were 19,558,813 shares of common stock, $.001 par value per share, of the issuer outstanding.

XCEL BRANDS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
	(Unaudited)	(Note 1)
Assets
Current Assets:
Cash and cash equivalents	$3,981	$4,957
Accounts receivable, net of allowances of $1,284 and $1,151, respectively	10,949	8,889
Inventory	3,430	1,216
Prepaid expenses and other current assets	1,711	1,085
Total current assets	20,071	16,147
Non-current Assets:
Property and equipment, net	3,481	3,367
Operating lease right-of-use assets	6,831	8,668
Trademarks and other intangibles, net	99,859	93,535
Restricted cash	739	1,109
Other assets	222	228
Total non-current assets	111,132	106,907

Total Assets	$131,203	$123,054

Liabilities and Equity
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$5,444	$4,442
Accrued payroll	683	973
Current portion of operating lease obligations	1,315	2,101
Current portion of long-term debt	4,998	2,800
Total current liabilities	12,440	10,316
Long-Term Liabilities:
Long-term portion of operating lease obligations	7,295	8,469
Long-term debt, less current portion	20,233	13,838
Contingent obligations	7,539	900
Deferred tax liabilities, net	1,038	3,052
Other long-term liabilities	591	224
Total long-term liabilities	36,696	26,483
Total Liabilities	49,136	36,799

Commitments and Contingencies

Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, and 19,541,921 and 19,260,862 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	20	19
Paid-in capital	102,936	102,324
Accumulated deficit	(21,836)	(16,595)
Total Xcel Brands, Inc. stockholders' equity	81,120	85,748
Noncontrolling interest	947	507
Total Equity	82,067	86,255

Total Liabilities and Equity	$131,203	$123,054

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues
Net licensing revenue	$6,854	$5,236	$17,385	$15,378
Net sales	4,407	2,155	12,449	6,590
Net revenue	11,261	7,391	29,834	21,968
Cost of goods sold (sales)	2,865	1,270	7,763	3,923
Gross profit	8,396	6,121	22,071	18,045

Operating costs and expenses
Salaries, benefits and employment taxes	4,185	2,968	12,286	9,798
Other selling, general and administrative expenses	3,463	2,159	9,591	7,153
Stock-based compensation	163	49	754	780
Depreciation and amortization	1,891	1,437	4,949	4,069
Government assistance - Paycheck Protection Program and other	—	(176)	—	(1,816)
Asset impairment charges	—	31	—	113
Total operating costs and expenses	9,702	6,468	27,580	20,097

Other income	—	46	—	46

Operating loss	(1,306)	(301)	(5,509)	(2,006)

Interest and finance expense
Interest expense - term loan debt	565	303	1,363	926
Other interest and finance charges (income), net	23	1	127	(29)
Loss on extinguishment of debt	—	—	821	—
Total interest and finance expense	588	304	2,311	897

Loss before income taxes	(1,894)	(605)	(7,820)	(2,903)

Income tax benefit	(535)	(145)	(2,019)	(269)

Net loss	(1,359)	(460)	(5,801)	(2,634)
Less: Net loss attributable to noncontrolling interest	(223)	(26)	(560)	(95)
Net loss attributable to Xcel Brands, Inc. stockholders	$(1,136)	$(434)	$(5,241)	$(2,539)

Loss per share attributable to Xcel Brands, Inc. common stockholders:
Basic and diluted net loss per share	$(0.06)	$(0.02)	$(0.27)	$(0.13)
Weighted average number of common shares outstanding:
Basic and diluted weighted average common shares outstanding	19,541,774	19,231,040	19,418,469	19,078,453

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Equity

(in thousands, except share data)

	Xcel Brands, Inc. Stockholders
	Common Stock
	Number of		Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance as of December 31, 2019	18,866,417	$19	$101,736	$(3,659)	$356	$98,452

Shares issued to employees related to stock grants for bonus payments	336,700	—	220	—	—	220

Shares repurchased from employees in exchange for withholding taxes	(155,556)	—	(102)	—	—	(102)

Compensation expense related to stock options and restricted stock	—	—	91	—	—	91

Net loss	—	—	—	(805)	(33)	(838)

Balance as of March 31, 2020	19,047,561	19	101,945	(4,464)	323	97,823

Compensation expense related to stock options and restricted stock	—	—	55	—	—	55

Shares issued to employees related to restricted stock grants	270,728	—	265	—	—	265

Shares repurchased from employees in exchange for withholding taxes	(87,249)	—	(85)	—	—	(85)

Additional investment in Longaberger Licensing, LLC by non-controlling interest holder	—	—	—	—	300	300

Net loss	—	—	—	(1,300)	(36)	(1,336)

Balance as of June 30, 2020	19,231,040	19	102,180	(5,764)	587	97,022

Compensation expense related to stock options and restricted stock	—	—	56	—	—	56

Net loss	—	—	—	(434)	(26)	(460)

Balance as of September 30, 2020	19,231,040	$19	$102,236	$(6,198)	$561	$96,618

Balance as of December 31, 2020	19,260,862	$19	$102,324	$(16,595)	$507	$86,255

Compensation expense related to stock options and restricted stock	—	—	169	—	—	169

Shares issued on exercise of stock options, net	1,667	—	—	—	—	—

Net loss	—	—	—	(2,547)	(81)	(2,628)

Balance as of March 31, 2021	19,262,529	19	102,493	(19,142)	426	83,796

Compensation expense related to stock options and restricted stock	—	—	52	—	—	52

Shares issued to executive related to stock grants for bonus payments	181,179	1	282	—	—	283

Shares issued to consultants related to restricted stock grants	14,045	—	25	—	—	25

Shares issued to directors related to restricted stock grants	50,000	—	—	—	—	—

Shares issued on exercise of stock options	23,102	—	—	—	—	—

Net loss	—	—	—	(1,558)	(256)	(1,814)

Balance as of June 30, 2021	19,530,855	20	102,852	(20,700)	170	82,342

Compensation expense related to stock options and restricted stock	—	—	59	—	—	59

Shares issued to consultants related to restricted stock grants	9,399	—	25	—	—	25

Shares issued on exercise of stock options	1,667	—	—	—	—	—

Additional investment in Longaberger Licensing, LLC by non-controlling interest holder	—	—	—	—	1,000	1,000

Net loss	—	—	—	(1,136)	(223)	(1,359)

Balance as of September 30, 2021	19,541,921	$20	$102,936	$(21,836)	$947	$82,067

See Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(5,801)	$(2,634)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	4,949	4,069
Asset impairment charges	—	113
Amortization of deferred finance costs included in interest expense	211	72
Stock-based compensation	754	780
Provision for doubtful accounts	132	1,054
Loss on extinguishment of debt (non-cash portion)	454	—
Deferred income tax benefit	(2,019)	(269)
Net gain on sale of assets	—	(46)
Changes in operating assets and liabilities:
Accounts receivable	(2,192)	1,380
Inventory	(2,214)	176
Prepaid expenses and other assets	(620)	187
Accounts payable, accrued expenses and other current liabilities	572	(2,403)
Cash paid in excess of rent expense	(122)	(276)
Other liabilities	367	—
Net cash (used in) provided by operating activities	(5,529)	2,203

Cash flows from investing activities
Cash consideration for acquisition of Lori Goldstein assets	(3,661)	—
Net proceeds from sale of assets	—	46
Purchase of other intangible assets	(39)	—
Purchase of property and equipment	(1,049)	(700)
Net cash used in investing activities	(4,749)	(654)

Cash flows from financing activities
Proceeds from exercise of stock options	5	—
Shares repurchased including vested restricted stock in exchange for withholding taxes	—	(187)
Cash contribution from non-controlling interest	1,000	300
Proceeds from revolving loan debt	2,498	—
Proceeds from long-term debt	25,000	—
Payment of deferred finance costs	(1,204)	(20)
Payment of long-term debt	(18,000)	(1,500)
Payment of breakage fees associated with extinguishment of long-term debt	(367)	—
Net cash provided by (used in) financing activities	8,932	(1,407)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,346)	142

Cash, cash equivalents, and restricted cash at beginning of period	6,066	5,750

Cash, cash equivalents, and restricted cash at end of period	$4,720	$5,892

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$3,981	$4,783
Restricted cash	739	1,109
Total cash, cash equivalents, and restricted cash	$4,720	$5,892

Supplemental disclosure of non-cash activities:
Operating lease right-of-use assets	$(722)	$797
Operating lease obligations	$(722)	$797
Contingent obligation related to acquisition of Lori Goldstein assets at fair value	$6,639	$—
Liability for equity-based bonuses and other equity-based payments	$140	$93

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,346	$1,092
Cash paid during the period for income taxes	$18	$58

See Notes to Unaudited Condensed Consolidated Financial Statements.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

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

The Company is a media and consumer products company engaged in the design, production, marketing, live streaming, wholesale distribution, and direct-to-consumer sales of branded apparel, footwear, accessories, fine jewelry, home goods and other consumer products, and the acquisition of dynamic consumer lifestyle brands. Currently, the Company’s brand portfolio consists of the Isaac Mizrahi brands (the "Isaac Mizrahi Brand"), the LOGO by Lori Goldstein brand, the Judith Ripka brands (the "Ripka Brand"), the Halston brands (the "Halston Brands"), the C Wonder brands (the "C Wonder Brand"), and other proprietary brands. The Company also manages the Longaberger brand (the “Longaberger Brand”) through its 50% ownership interest in Longaberger Licensing, LLC; the Company consolidates Longaberger Licensing, LLC and recognizes noncontrolling interest for the remaining ownership interest held by a third party. The Company acquired the LOGO by Lori Goldstein brand, and the various labels under the brand, on April 1, 2021 (see Note 2).

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

September 30, 2021

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

The LOGO by Lori Goldstein brand acquisition was accounted for as an asset purchase. The following represents the aggregate purchase price of $10.3 million:

($ in thousands)
Cash paid at closing	$1,600
Cash paid subsequent to closing	2,045
Total direct initial consideration	3,645
Direct transaction expenses	16
Contingent obligation (Lori Goldstein Earn-Out)	6,639
Total consideration	$10,300

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

September 30, 2021

(Unaudited)

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

3.      Trademarks and Other Intangibles

Trademarks and other intangibles, net consist of the following:

	Weighted
	Average	September 30, 2021
	Amortization	Gross Carrying	Accumulated	Net Carrying
($ in thousands)	Period	Amount	Amortization	Amount
Trademarks (indefinite-lived)	n/a	$44,500	$—	$44,500
Trademarks (finite-lived)	15 years	20,386	6,674	13,712
Trademarks (finite-lived)	18 years	38,194	5,786	32,408
Trademarks (finite-lived)	4 years	10,300	1,287	9,013
Other intellectual property	7 years	762	619	143
Copyrights and other intellectual property	9 years	229	146	83
Total		$114,371	$14,512	$99,859

	Weighted
	Average	December 31, 2020
	Amortization	Gross Carrying	Accumulated	Net Carrying
($ in thousands)	Period	Amount	Amortization	Amount
Trademarks (indefinite-lived)	n/a	$44,500	$—	$44,500
Trademarks (finite-lived)	15 years	20,386	5,640	14,746
Trademarks (finite-lived)	18 years	38,194	4,192	34,002
Other intellectual property	7 years	762	537	225
Copyrights and other intellectual property	10 years	190	128	62
Total		$104,032	$10,497	$93,535

Amortization expense for intangible assets was approximately $1.56 million for the three-month period ended September 30, 2021 (the "current quarter") and was approximately $1.14 million for the three-month period ended September 30, 2020 (the "prior year quarter"). Amortization expense for intangible assets was approximately $4.02 million for the nine-month period ended September 30, 2021 (the “current nine months”) and was approximately $3.42 million for the nine-month period ended September 30, 2020 (the “prior year nine months”).

The trademarks related to the Isaac Mizrahi Brand have been determined to have indefinite useful lives and, accordingly, no amortization has been recorded for these assets.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

(Unaudited)

Estimated future amortization expense related to finite-lived intangible assets over the remaining useful lives is as follows:

($ in thousands)	Amortization
Year Ending December 31,	Expense
2021 (October 1 through December 31)	$1,555
2022	6,220
2023	6,220
2024	6,199
2025	4,257
Thereafter	30,908
Total	$55,359

4.      Significant Contracts and Concentrations

QVC Agreements

Under the Company’s agreements with Qurate Retail Group (“Qurate”), collectively referred to as the QVC Agreements, Qurate is required to pay the Company fees based primarily on a percentage of its net sales of Isaac Mizrahi, Judith Ripka, Lori Goldstein, and Longaberger branded merchandise. Qurate royalty revenue represents a significant portion of the Company’s total revenues.

●	Revenues from the QVC Agreements totaled $6.05 million and $4.70 million for the current and prior year quarter, respectively, representing approximately 54% and 64% of the Company’s total net revenues for the current and prior year quarter, respectively.
●	Revenues from the QVC Agreements totaled $15.24 million and $13.44 million for the current and prior year nine months, respectively, representing approximately 51% and 61% of the Company’s total net revenues for the current and prior year nine months, respectively.
●	As of September 30, 2021 and December 31, 2020, the Company had receivables from Qurate of $6.19 million and $4.46 million, respectively, representing approximately 57% and 50% of the Company’s total accounts receivable, respectively.

5. Allowance for Doubtful Accounts

Accounts receivable are presented on the Company’s condensed consolidated balance sheets net of allowances of $1,284,000 and $1,151,000 as of September 30, 2021 and December 31, 2020, respectively. The Company recognized bad debt expense of $0 and $371,000 for the current quarter and prior year quarter, respectively, and recognized bad debt expense of $132,000 and $1,054,000 for the current nine months and prior year nine months, respectively.

The bad debt expense amounts for the current nine months, prior year quarter, and prior year nine months include $132,000, $385,000, and $971,000, respectively, of bad debt expense related to the bankruptcy of and economic impact on certain retail customers due to the COVID-19 pandemic. The total allowance of $1.1 million against such customers’ outstanding receivable balances of $1.5 million at September 30, 2021 represents management’s best estimate of collectibility, based on information currently available.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

(Unaudited)

6. Leases

The Company has operating leases for its current office, former office, and a retail store location, as well as certain equipment with a term of 12 months or less. The Company’s real estate leases have remaining lease terms of between 5 months and 7.25 years.

Under GAAP, a lessee is generally required to recognize a liability for its obligation to make future lease payments (the lease liability) and a right-of-use (“ROU”) asset representing its right to use the underlying leased asset for the lease term. The Company determines if an arrangement is a lease at inception. Operating leases are recorded in operating lease ROU assets, current portion of operating lease liabilities, and long-term operating lease liabilities on the Company’s condensed consolidated balance sheets. The Company does not recognize lease liabilities and ROU assets for lease terms of 12 months or less, but recognizes such lease payments in operations on a straight-line basis over the lease terms.

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

For both the current and prior year quarter, lease expense included in selling, general and administrative expenses on the Company’s unaudited condensed consolidated statements of operations was approximately $0.4 million. For the current and prior year nine months, lease expense included in selling, general and administrative expenses on the Company’s unaudited condensed consolidated statements of operations was approximately $1.2 million.

As of September 30, 2021, the weighted average remaining operating lease term was approximately 5.9 years and the weighted average discount rate for operating leases was 8.64%.

Cash paid for amounts included in the measurement of operating lease liabilities was $0.4 million in the current quarter, $1.7 million in the current nine months, $0.6 million in the prior year quarter, and $1.2 million in the prior year nine months.

As of September 30, 2021, the maturities of lease liabilities were as follows:

($ in thousands)
2021 (October 1 through December 31)	$539
2022	1,891
2023	1,711
2024	1,711
2025	1,710
After 2025	3,579
Total lease payments	11,141
Less: Discount	2,531
Present value of lease liabilities	8,610
Current portion of lease liabilities	1,315
Non-current portion of lease liabilities	$7,295

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

(Unaudited)

7. Debt

The Company’s net carrying amount of debt was comprised of the following:

	September 30,	December 31,
($ in thousands)	2021	2020
Term loan debt	$23,750	$16,750
Unamortized deferred finance costs related to term loan debt	(1,017)	(112)
Revolving loan debt	2,498	—
Total	25,231	16,638
Current portion of debt (i)	4,998	2,800
Long-term debt	$20,233	$13,838

(i)	The current portion of debt as of September 30, 2021 consists of $2.5 million of term loan debt and $2.5 million of revolving loan debt; the current portion of debt as of December 31, 2020 is related solely to term loan debt.

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

The Loan Agreement also provided that the Lenders make available to Xcel a revolving loan facility in an amount up to $4.0 million on a discretionary basis, but not to exceed 85% of the amount of eligible accounts receivable, as defined. Xcel shall have the right to request the Lenders to make incremental term loans (the “Incremental Term Loans”) of up to $25.0 million.

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

Upon entering into the Loan Agreement, Xcel paid a 2.5% closing fee in the amount of $0.625 million to the administrative agent for the benefit of each Lender having a term loan commitment; the Company also paid approximately $0.6 million

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

(Unaudited)

of various legal and other fees in connection with the execution of the Loan Agreement. These fees and costs totaling approximately $1.2 million have been deferred on the condensed consolidated balance sheet as of September 30, 2021 as a reduction of the carrying value of the Term Loans, and are being amortized to interest expense over the term of the Term Loans using the effective interest method.

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

The aggregate remaining annual scheduled principal payments under the Term Loans at September 30, 2021 were as follows:

Amount of
($ in thousands)	Principal
Year Ending December 31,	Payment
2021 (October 1 to December 31)	$625
2022	2,500
2023	2,500
2024	2,500
2025	15,625
Total	$23,750

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

If any Term Loan is prepaid in whole or in part on or prior to the third anniversary of the Loan Closing Date (including as a result of an event of default), Xcel shall pay a prepayment premium as follows: an amount equal to the principal amount of the Term Loan prepaid multiplied by: (i) the greater of three percent (3.00%) and the Lost Yield Revenue (as defined below) if such prepayment occurs on or before the first anniversary of the Loan Closing Date; (ii) two percent (2.00%) if such prepayment occurs at any time after the first anniversary of the Loan Closing Date and on or prior to the second anniversary of the Loan Closing Date; and (iii) one percent (1.00%) if such prepayment occurs at any time after the second anniversary of the Loan Closing Date on or prior to the third anniversary of the Loan Closing Date. Xcel is not obligated to pay a prepayment premium if the Term Loans are prepaid after the third anniversary of the Loan Closing Date. “Lost Yield Revenue” means, with respect to any payment of Term Loans at any time on or prior to the first anniversary of the Loan Closing Date (excluding regularly scheduled amortization payments), the amount of interest (including interest at the Default Rate to the extent the Default Rate is being charged under the Loan Agreement) that would have accrued on the repaid Term Loans during the first 12 months of the term of the Loan Agreement minus the portion of such interest on such Term Loans that actually has been paid.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

(Unaudited)

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

On August 12, 2021, the Company, BHI, FEAC, and the Lenders amended the Loan Agreement entered into on April 14, 2021. Under this amendment, the EBITDA financial covenant for the three months ended June 30, 2021 was eliminated, and the financial covenants related to EBITDA, fixed charge coverage ratio, and leverage ratio were lowered for the remainder of 2021 and for the 12 months ending March 31, 2022. Additionally, the maximum amount available under the revolving loan facility was reduced from $4.0 million to $1.5 million until the Company meets or exceeds certain financial targets as set forth in the amendment. There were no changes to the total principal balance, interest rate, maturity date, or any other terms of the Loan Agreement.

On September 29, 2021, the Company, BHI, FEAC, and the Lenders amended the Loan Agreement entered into on April 14, 2021. Under this amendment, the maximum amount available under the revolving loan facility was changed to $2.5 million for the period from September 29, 2021 to November 15, 2021, and $1.5 million thereafter until the Company meets or exceeds certain financial targets as set forth in the amendment. There were no changes to the total principal balance, interest rate, maturity date, or any other terms of the Loan Agreement.

On November 12, 2021, the Company, BHI, FEAC, and the Lenders amended the Loan Agreement entered into on April 14, 2021. Under this amendment, certain financial covenants were modified or eliminated for certain time periods. There were no changes to the total principal balance, interest rate, maturity date, or any other terms of the Loan Agreement

The Company’s financial covenants under the Loan Agreement, as amended, are as follows:

●	minimum EBITDA at the end of specified fiscal periods as set forth below;

Fiscal Period	Minimum EBITDA
April 1, 2021 to September 30, 2021	$2,200,000
April 1, 2021 to December 31, 2021	$3,426,000
April 1, 2021 to March 31, 2022	$4,515,000
July 1, 2021 to June 30, 2022	$5,146,000
October 1, 2021 to September 30, 2022	$6,500,000
For the trailing twelve month periods ending December 31, 2022, March 31, 2023, June 30, 2023, and September 30, 2023	$7,000,000
For the trailing twelve month periods ending December 31, 2023, March 31, 2024, June 30, 2024, September 30, 2024, December 31, 2024, and March 31, 2025	$7,500,000

●	liquid assets of at least 4.0 million at all times;

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

(Unaudited)

●	a fixed charge coverage ratio of not less than (a) 1.00 to 1.00 for the nine month period ending on December 31, 2021, (b) 1.00 to 1.00 for the twelve fiscal month period ending March 31, 2022, and (c) 1.25 to 1.00 for the twelve fiscal month period ending at the end of each fiscal quarter commencing with the fiscal quarter ending June 30, 2022;
●	a leverage ratio for the twelve fiscal month period ending at the end of each fiscal quarter not exceeding (a) 6.75 to 1.00 for the fiscal quarter ending December 31, 2021, (b) 5.30 to 1.00 for the fiscal quarter ending March 31, 2022, and (c) 4.00 to 1.00 for each fiscal quarter ending on and after June 30, 2022; and
●	a loan to value ratio not exceeding 50%.

The Company was in compliance with all applicable covenants as of September 30, 2021, inclusive of the aforementioned amendment executed on November 12, 2021.

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

For the current and prior year quarter, the Company incurred interest expense related to term loan debt of approximately $565,000 and $303,000, respectively. For the current nine months and prior year nine months, the Company incurred interest expense related to term loan debt of approximately $1,363,000 and $926,000, respectively. The effective interest rate related to term loan debt was approximately 9.6% and 8.4% for the current quarter and current nine months, respectively, and was approximately 6.6% for both the prior year quarter and prior year nine months.

On June 24, 2021, Xcel borrowed $1.5 million under the aforementioned revolving loan facility, and on September 30, 2021, Xcel borrowed $998,000 under the aforementioned revolving loan facility. The Company incurred related interest expense for the current quarter and current nine months of approximately $18,000 and $19,000, respectively.

8.      Government Assistance

Paycheck Protection Program (“PPP”)

On April 20, 2020, the Company executed a promissory note (the “Promissory Note”) with Bank of America, N.A., which provided for an unsecured loan in the amount of $1.806 million, pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The loan had a two-year term and bore interest at a fixed rate of 1.0% per annum, and monthly principal and interest payments were deferred for six months after the date of disbursement. The Promissory Note contained events of default and other provisions customary for a loan of this type. The loan was funded on April 23, 2020.

The PPP also provides that such a loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act, and later amended by the Paycheck Protection Program Flexibility Act (the "Flexibility Act") signed into law on June 5, 2020. Such forgiveness is determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

(Unaudited)

Management evaluated the legal and contractual terms associated with the loan, and concluded that, although the legal form of the loan was debt, it represented in substance a government grant that was expected to be forgiven. Given the lack of definitive authoritative guidance under GAAP for accounting for government grants, the Company analogized to accounting guidance under International Accounting Standard No. 20, “Accounting for Government Grants and Disclosure of Government Assistance.” Under such guidance, once it is probable that the conditions attached to the assistance will be met, the earnings impact of government grants is recorded on a systematic basis over the periods in which the entity recognizes as expenses the related costs for which the grants are intended to compensate. Accordingly, the Company recognized approximately $166,000 and $1,806,000 as a reduction to operating expenses in the prior year quarter and prior year nine months, respectively. No interest expense related to the loan was recorded in the Company’s condensed consolidated financial statements.

On September 29, 2021, the U.S. Small Business Administration, as authorized by the CARES Act, remitted payment of $1,806,000 to Bank of America, N.A. for full forgiveness of the Company’s Promissory Note under the PPP.

Economic Incentive Disaster Loan (EIDL)

Concurrently with the PPP loan, in May 2020 the Company also received a $10,000 Economic Incentive Disaster Loan (“EIDL”) Advance through the U.S. Small Business Administration. The EIDL Advance represents a grant that does not have to be repaid, and as such, the Company recognized $10,000 as a reduction to operating expenses in the prior quarter and prior year nine months.

In total for both the PPP and EIDL, the Company recognized approximately $176,000 and $1,816,000 as a reduction to operating expenses in the prior year quarter and prior year nine months, respectively.

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

September 30, 2021

(Unaudited)

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

A summary of the Company’s stock options activity for the current nine months is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding at January 1, 2021	7,179,375	$3.14	4.93	$—
Granted	510,390	1.91
Canceled	(8,050)	1.86
Exercised	(99,700)	1.77
Expired/Forfeited	(1,771,070)	5.63
Outstanding at September 30, 2021, and expected to vest	5,810,945	$2.32	5.56	$—
Exercisable at September 30, 2021	1,931,778	$3.40	2.10	$—

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

On July 1, 2021, the Company granted options to purchase an aggregate of 20,000 shares of common stock to a member of management. The exercise price of the options is $2.76 per share, and 50% of the options vest on each of June 1, 2022 and June 1, 2023.

Compensation expense related to stock options for the current quarter and the prior year quarter was approximately $48,000 and $45,000, respectively. Compensation expense related to stock options for the current nine months and prior year nine months was approximately $246,000 and $158,000, respectively.

Total unrecognized compensation expense related to unvested stock options at September 30, 2021 amounts to approximately $125,000 and is expected to be recognized over a weighted average period of approximately 1.16 years.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

(Unaudited)

A summary of the Company’s non-vested stock options activity for the current nine months is as follows:

		Weighted
		Average
	Number of	Grant Date
	Options	Fair Value
Balance at January 1, 2021	4,116,167	$0.08
Granted	510,390	0.44
Vested	(647,390)	0.43
Forfeited or Canceled	(100,000)	0.08
Balance at September 30, 2021	3,879,167	$0.06

Warrants

Warrants expire at various times – either five or ten years from the date of grant, depending on the particular grant.

A summary of the Company’s warrants activity for the current nine months is as follows:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	(in Years)	Value
Outstanding and exercisable at January 1, 2021	579,815	$4.63	1.32	$—
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	(463,750)	5.00
Outstanding and exercisable at September 30, 2021	116,065	$3.15	2.83	$—

No compensation expense related to warrants was recognized in the current quarter, prior year quarter, current nine months, or prior year nine months.

Stock Awards

A summary of the Company’s restricted stock activity for the current nine months is as follows:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2021	780,833	$4.09
Granted	254,623	1.69
Canceled	—	—
Vested	(204,623)	1.63
Expired/Forfeited	—	—
Outstanding at September 30, 2021	830,833	$3.96

On April 1, 2021, the Company issued an aggregate of 50,000 shares of stock to non-management directors, which vest evenly over two years, whereby 50% shall vest on April 1, 2022, and 50% shall vest on April 1, 2023.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

(Unaudited)

On April 26, 2021, the Company issued 14,045 shares of stock to a consultant, which vested immediately.

On July 1, 2021, the Company issued 9,399 shares of stock to a consultant, which vested immediately.

Compensation expense related to restricted stock grants for the current and prior year quarter was approximately $37,000 and $11,000, respectively. Compensation expense related to restricted stock grants for the current nine months and prior year nine months was approximately $84,000 and $44,000, respectively.

Total unrecognized compensation expense related to unvested restricted stock grants at September 30, 2021 amounts to approximately $72,000 and is expected to be recognized over a weighted average period of approximately 1.50 years.

Additionally, on May 7, 2021, the Company issued 181,179 shares of stock to a member of senior management as payment for a performance bonus earned in 2020. These shares vested immediately. The Company had previously recognized compensation expense of approximately $291,000 in 2020 to accrue for this performance bonus, and recognized a reduction to compensation expense of approximately $(8,000) during the current nine months related to this bonus. The Company also recognized approximately $46,000 and $400,000 of compensation expense in the current quarter and current nine months, respectively, related to similar senior management bonuses payable in common stock in 2022.

The Company also recognized approximately $32,000 of compensation expense in the current quarter and current nine months to accrue for a contractual payment to an employee that will be paid in shares in the fourth quarter of 2021.

Shares Available Under the Company’s 2011 Equity Incentive Plan

As of September 30, 2021, there were 2,636,969 shares of common stock available for issuance under the Plan.

Shares Reserved for Issuance

As of September 30, 2021, there were 8,563,979 shares of common stock reserved for issuance pursuant to unexercised warrants and stock options, or available for issuance under the Plan.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Basic	19,541,774	19,231,040	19,418,469	19,078,453
Effect of exercise of warrants	—	—	—	—
Effect of exercise of stock options	—	—	—	—
Diluted	19,541,774	19,231,040	19,418,469	19,078,453

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

(Unaudited)

As a result of the net loss for all periods presented, the Company calculated diluted earnings per share using basic weighted average shares outstanding for such period, as utilizing diluted shares would be anti-dilutive to loss per share.

The computation of diluted EPS excludes the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Stock options and warrants	5,927,010	8,083,690	5,927,010	8,083,690

11.    Income Tax

The effective income tax benefit rate for the current quarter and the prior year quarter was approximately 28% and 25%, respectively, resulting in an income tax benefit of $0.54 million and $0.15 million, respectively.

The effective income tax benefit rate for the current nine months and prior year nine months was approximately 26% and 10%, respectively, resulting in an income tax benefit of $2.02 million and $0.27 million, respectively.

For the current quarter, the federal statutory rate differed from the effective tax rate primarily due to state taxes, which increased the effective tax rate by approximately 7%.

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

For the current nine months, the federal statutory rate differed from the effective tax rate primarily due to state taxes, which increased the effective tax rate by approximately 7%, partially offset by the impact of recurring permanent differences, which decreased the effective tax rate by approximately 2%.

For the prior year nine months, the federal statutory rate differed from the effective tax rate primarily due to the tax impact from the vesting of restricted shares of common stock, which was treated as a discrete item for tax purposes and decreased the effective rate by approximately 5%. The effective rate was also attributable to state taxes and recurring permanent differences, which increased the effective tax rate by approximately 6% and decreased the effective tax rate by approximately 3%, respectively.

12.    Related Party Transactions

Robert W. D’Loren

Jennifer D’Loren is the wife of Robert W. D’Loren, the Company’s Chief Executive Officer and Chairman of the Board, and is employed by the Company. Mrs. D’Loren brings vast experience in project management and implementation of financial IT solutions. During the past two years, Mrs. D’Loren has worked on the implementation of the Company’s ERP system. Mrs. D’Loren received compensation of $11,000 and $29,000 for the current quarter and prior year quarter, respectively. Mrs. D’Loren received compensation of $32,000 and $99,000 for the current nine months and prior year nine months, respectively.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

(Unaudited)

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

September 30, 2021

(Unaudited)

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

13.    Commitments and Contingencies

Contingent Obligation – Halston Heritage Earn-Out

In connection with the February 11, 2019 purchase of the Halston Heritage trademarks from H Company IP, LLC (“HIP”), the Company agreed to pay HIP additional consideration (the “Halston Heritage Earn-Out”) of up to an aggregate of $6.0 million, based on royalties earned through December 31, 2022. The Halston Heritage Earn-Out of $0.9 million is recorded as a long-term liability at September 30, 2021 and December 31, 2020 in the accompanying condensed consolidated balance sheets, based on the difference between the fair value of the acquired assets of the Halston Heritage trademarks and the total consideration paid. In accordance with ASC Topic 480, “Distinguishing Liabilities from Equity,” the Halston Heritage Earn-Out obligation is treated as a liability in the accompanying condensed consolidated balance sheets because of the variable number of shares payable under the agreement.

Contingent Obligation – Lori Goldstein Earn-Out

In connection with the April 1, 2021 acquisition of the Lori Goldstein trademarks (see Note 2 for additional information), the Company agreed to pay the Seller additional cash consideration of up to $12.5 million, based on royalties earned during the six calendar year period commencing in 2021. The Lori Goldstein Earn-Out of $6.6 million is recorded as a long-term liability at September 30, 2021 in the accompanying condensed consolidated balance sheet, based on the difference between the fair value of the acquired assets of the Lori Goldstein brand and the total consideration paid, in accordance with the guidance in ASC Subtopic 805-50.

Coronavirus Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus disease (“COVID-19”) as a pandemic, which continues to circulate throughout the U.S. and the world. COVID-19 has had an unprecedented impact on the U.S. and global economy as national, state, and local governments continue to react to and attempt to manage this ongoing public health crisis.

The impacts of the ongoing COVID-19 pandemic are broad reaching and are having an impact on the Company’s licensing and wholesale businesses. The COVID-19 pandemic is impacting the Company’s supply chain as most of the Company’s products are manufactured in China, Thailand, and other places around the world affected by this event. Temporary factory

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

(Unaudited)

closures and the pace of workers returning to work have impacted contract manufacturers’ ability to source certain raw materials and to produce finished goods in a timely manner. The pandemic is also impacting distribution and logistics providers' ability to operate in the normal course of business. Further, the pandemic has resulted in a sudden and continuing decrease in sales for many of the Company’s products, resulting in order cancellations, and a decrease in accounts receivable collections, as the Company recorded approximately $1 million of additional allowance for doubtful accounts for the year ended December 31, 2020, and approximately $0.1 million for the current nine months, for retailers that have filed for bankruptcy.

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

14.    Subsequent Events

Amendment to Term Loans

On November 12, 2021, the Company, BHI, FEAC, and the Lenders amended the Loan Agreement that was entered into on April 14, 2021 and had been amended on August 12, 2021 and September 29, 2021. Under the November 2021 amendment, certain financial covenants were modified or eliminated for certain time periods. There were no changes to the total principal balance, interest rate, maturity date, or any other terms of the Loan Agreement. Refer to Note 7 for further details.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements that are not historical facts contained in this report are forward-looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks are detailed in the Risk Factors section of our Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on April 23, 2021. The words “believe,” “anticipate,” “expect,” “continue,” “estimate,” “appear,” “suggest,” “goal,” “potential,” “predicts,” “seek,” “will,” “confident,” “project,” “provide,” “plan,” “likely,” “future,” “ongoing,” “intend,” “may,” “should,” “would,” “could,” “guidance,” and similar expressions identify forward-looking statements.

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

Summary of Operating Results

Three months ended September 30, 2021 (the “current quarter”) compared with the three months ended September 30, 2020 (the “prior year quarter”)

Revenues

Current quarter net revenue increased approximately $3.9 million to $11.3 million from $7.4 million for the prior year quarter.

Net licensing revenue increased by approximately $1.7 million in the current quarter to $6.9 million, compared with $5.2 million in the prior year quarter. This increase in licensing revenue was primarily attributable to the Lori Goldstein brand, which we acquired on April 1, 2021, as well as continued strong performance and growth by the Isaac Mizrahi brand, partially offset by a decline in licensing revenue related to the transitioning of the H Halston brand to a wholesale supply model.

Net product sales increased by approximately $2.2 million in the current quarter to $4.4 million, compared with $2.2 million in the prior year quarter. The increase in net sales was primarily attributable to growth in wholesales for both apparel and jewelry, as sales in the prior year quarter were negatively impacted by an overall slowdown in economic activity related to the initial outbreak of the COVID-19 pandemic. Sales of Longaberger branded products through e-commerce, social commerce, and livestreaming also continued to grow year-over-year.

Cost of Goods Sold

Current quarter cost of goods sold was $2.9 million, compared with $1.3 million for the prior year quarter due to significantly higher volume of wholesale and e-commerce sales in the current quarter. Gross profit (net revenue less cost of goods sold) increased approximately $2.3 million to $8.4 million from $6.1 million in the prior year quarter, primarily driven by the aforementioned increase in net licensing revenue.

Gross profit margin from product sales declined slightly from approximately 41% in the prior year quarter to approximately 35% in the current quarter, primarily due to increased freight costs and other supply costs to source products.

Operating Costs and Expenses

Operating costs and expenses increased approximately $3.2 million from $6.5 million in the prior year quarter to $9.7 million in the current quarter. This increase was mainly driven by (i) a $1.2 million increase in salaries, benefits and employment taxes, which was primarily attributable to post-COVID normalized salary costs, and (ii) a $1.1 million increase in selling, general and administrative expenses, which was primarily attributable to combination of increased marketing expenses and higher logistics costs. Also significantly contributing the increase in operating costs and expenses was a $0.4 million increase in depreciation and amortization expense, primarily related to the Lori Goldstein brand trademarks acquired on April 1, 2021. The remainder of the increase in operating costs and expenses from the prior year quarter was largely due to $0.4 million of certain benefits and recoveries – including recovery of costs in connection with potential acquisitions, and government assistance received through the Paycheck Protection Program – that were recognized in the prior year and did not recur in the current quarter.

Interest and Finance Expense

Interest and finance expense for the current quarter was $0.6 million, compared with $0.3 million for the prior year quarter. This increase was primarily attributable to the fact that a new term loan agreement entered into during the second quarter of 2021 resulted in a higher outstanding principal balance at a higher interest rate as compared with the previous term loan agreement.

Income Tax Benefit

The effective income tax benefit rate for the current quarter and the prior year quarter was approximately 28% and 25%, respectively, resulting in an income tax benefit of $0.54 million and $0.15 million, respectively.

For the current quarter, the federal statutory rate differed from the effective tax rate primarily due to state taxes, which increased the effective tax rate by approximately 7%.

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

Net Loss Attributable to Xcel Brands, Inc. Stockholders

We had a net loss of $1.1 million for the current quarter, compared with a net loss of $0.4 million for the prior year quarter, due to the combination of the factors outlined above.

Non-GAAP Net Income, Non-GAAP Diluted EPS, and Adjusted EBITDA

We had non-GAAP net income of approximately $0.01 million, or $0.00 per diluted share (“non-GAAP diluted EPS”), for the current quarter and non-GAAP net income of $0.8 million, or $0.04 per diluted share, for the prior year quarter. Non-GAAP net income is a non-GAAP unaudited term, which we define as net income (loss) attributable to Xcel Brands, Inc. stockholders, exclusive of amortization of trademarks, stock-based compensation, loss on extinguishment of debt, gain on sales of assets, gain on reduction of contingent obligations, costs (recoveries) in connection with potential acquisitions, certain adjustments to the provision for doubtful accounts related to the bankruptcy of and economic impact on certain retail customers due to the COVID-19 pandemic, asset impairments, and deferred income taxes. Non-GAAP net income and non-GAAP diluted EPS measures do not include the tax effect of the aforementioned adjusting items, due to the nature of these items and the Company’s tax strategy.

We had Adjusted EBITDA of $1.0 million for the current quarter, compared with Adjusted EBITDA of $1.4 million for the prior year quarter. Adjusted EBITDA is a non-GAAP unaudited measure, which we define as net income (loss) attributable to Xcel Brands, Inc. stockholders before depreciation and amortization, interest and finance expenses (including loss on extinguishment of debt, if any), income taxes, other state and local franchise taxes, stock-based compensation, gain on reduction of contingent obligations, gain on sale of assets, costs (recoveries) in connection with potential acquisitions, asset impairments, and certain adjustments to the provision for doubtful accounts related to the bankruptcy of and economic impact on certain retail customers due to the COVID-19 pandemic.

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

In evaluating non-GAAP net income, non-GAAP diluted EPS, and Adjusted EBITDA, you should be aware that in the future we may or may not incur expenses similar to some of the adjustments in this report. Our presentation of non-GAAP net income, non-GAAP diluted EPS, and Adjusted EBITDA does not imply that our future results will be unaffected by these expenses or any other unusual or non-recurring items. When evaluating our performance, you should consider non-GAAP net income, non-GAAP diluted EPS, and Adjusted EBITDA alongside other financial performance measures, including our net income and other GAAP results, and not rely on any single financial measure.

The following table is a reconciliation of net loss attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net income:

	Three Months Ended
	September 30,
($ in thousands)	2021	2020
Net loss attributable to Xcel Brands, Inc. stockholders	$(1,136)	$(434)
Amortization of trademarks	1,519	1,107
Stock-based compensation	163	49
(Recovery of) costs in connection with potential acquisition	—	(189)
Certain adjustments to provision for doubtful accounts	—	385
Property and equipment impairment	—	31
Gain on sale of assets	—	(46)
Deferred income tax benefit	(535)	(145)
Non-GAAP net income	$11	$758

The following table is a reconciliation of diluted loss per share (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted EPS:

	Three Months Ended
	September 30,
	2021	2020
Diluted loss per share	$(0.06)	$(0.02)
Amortization of trademarks	0.08	0.06
Stock-based compensation	0.01	—
(Recovery of) costs in connection with potential acquisition	—	(0.01)
Certain adjustments to provision for doubtful accounts	—	0.02
Property and equipment impairment	—	—
Gain on sale of assets	—	—
Deferred income tax benefit	(0.03)	(0.01)
Non-GAAP diluted EPS	$0.00	$0.04
Non-GAAP weighted average diluted shares	20,323,358	19,291,275

The following table is a reconciliation of net loss attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Three Months Ended
	September 30,
($ in thousands)	2021	2020
Net loss attributable to Xcel Brands, Inc. stockholders	$(1,136)	$(434)
Depreciation and amortization	1,891	1,437
Interest and finance expense	588	304
Income tax benefit	(535)	(145)
State and local franchise taxes	33	41
Stock-based compensation	163	49
(Recovery of) costs in connection with potential acquisition	—	(189)
Certain adjustments to provision for doubtful accounts	—	385
Property and equipment impairment	—	31
Gain on sale of assets	—	(46)
Adjusted EBITDA	$1,004	$1,433

Nine months ended September 30, 2021 (the “current nine months”) compared with the nine months ended September 30, 2020 (the “prior year nine months”)

Revenues

Current nine months net revenue increased approximately $7.8 million to $29.8 million from $22.0 million for the prior year nine months.

Net licensing revenue increased by approximately $2.0 million in the current nine months to $17.4 million, compared with $15.4 million in the prior year nine months. This increase in licensing revenue was primarily attributable to the Lori Goldstein brand, which we acquired on April 1, 2021, as well as continued revenue growth by the Isaac Mizrahi brand, partially offset by a decline in licensing revenue related to the transitioning of the H Halston brand to a wholesale supply model.

Net product sales increased by approximately $5.8 million in the current nine months to $12.4 million, compared with $6.6 million in the prior year nine months. The increase in net sales was primarily attributable to higher jewelry wholesale sales. In addition, wholesale apparel sales contributed significantly to the year-over-year increase in net product sales, as retail sales were severely negatively impacted in the prior year period during the initial outbreak of the COVID-19 pandemic. Sales of Longaberger branded products through e-commerce, social commerce, and livestreaming also continued to grow year-over-year.

Cost of Goods Sold

Current nine months cost of goods sold was $7.8 million, compared with $3.9 million for the prior year nine months due to the higher volumes of wholesale and e-commerce sales in the current nine months. Gross profit (net revenue less cost of goods sold) increased approximately $4.1 million to $22.1 million from $18.0 million in the prior year nine months, driven by the combination of the aforementioned increases in both net licensing revenue and net product sales.

Gross profit margin from product sales declined slightly from approximately 41% in the prior year period to approximately 38% in the current nine months, primarily due to increased freight costs and other supply costs to source products.

Operating Costs and Expenses

Operating costs and expenses increased approximately $7.5 million from $20.1 million in the prior year nine months to $27.6 million in the current nine months. This increase was mainly driven by (i) a $2.5 million increase in salaries, benefits and employment taxes, which was primarily attributable to post-COVID normalized salary costs, (ii) a $2.2 million increase in selling, general and administrative expenses, which was primarily attributable to combination of increased marketing expenses, consulting fees, and logistics costs, partially offset by lower bad debt expense, and (iii) the prior year benefit of government assistance received through the Paycheck Protection Program in the prior year, for which the Company recognized $1.8 million as a reduction to prior year nine months’ expenses. Also significantly contributing the increase in operating costs and expenses was a $0.9 million increase in depreciation and amortization expense, primarily related to the Lori Goldstein brand trademarks acquired on April 1, 2021.

Interest and Finance Expense

Interest and finance expense for the current nine months was $2.3 million, compared with $0.9 million for the prior nine months. This increase of approximately $1.4 million was primarily attributable to a $0.8 million loss on the extinguishment of debt recognized in the current nine months as a result of the new term loan financing agreement entered into on April 14, 2021. The increase in interest and finance expense was also partially attributable to the fact that the new term loan agreement entered into during the current nine months resulted in a higher outstanding principal balance at a higher interest rate as compared with the previous term loan agreement.

Income Tax Benefit

The effective income tax benefit rate for the current nine months and prior year nine months was approximately 26% and 10%, respectively, resulting in an income tax benefit of $2.02 million and $0.27 million, respectively.

For the current nine months, the federal statutory rate differed from the effective tax rate primarily due to state taxes, which increased the effective tax rate by approximately 7%, partially offset by the impact of recurring permanent differences, which decreased the effective tax rate by approximately 2%.

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

Net Loss Attributable to Xcel Brands, Inc. Stockholders

We had a net loss of $5.2 million for the current nine months, compared with a net loss of $2.5 million for the prior year nine months, due to the combination of the factors outlined above.

Non-GAAP Net Income, Non-GAAP Diluted EPS, and Adjusted EBITDA

We had a non-GAAP net loss of approximately $1.6 million, or $(0.08) per diluted share, for the current nine months and non-GAAP net income of approximately $2.1 million, or $0.11 per diluted share, for the prior year nine months. We had Adjusted EBITDA of approximately $1.0 million for the current nine months, compared with Adjusted EBITDA of $3.9 million for the prior year nine months.

The following table is a reconciliation of net loss attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net income:

	Nine Months Ended
	September 30,
($ in thousands)	2021	2020
Net loss attributable to Xcel Brands, Inc. stockholders	$(5,241)	$(2,539)
Amortization of trademarks	3,915	3,323
Stock-based compensation	754	780
Loss on extinguishment of debt	821	—
(Recovery of) costs in connection with potential acquisition	—	(210)
Certain adjustments to provision for doubtful accounts	132	971
Property and equipment impairment	—	113
Gain on sale of assets	—	(46)
Deferred income tax benefit	(2,019)	(269)
Non-GAAP net (loss) income	$(1,638)	$2,123

The following table is a reconciliation of diluted loss per share (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted EPS:

	Nine Months Ended
	September 30,
	2021	2020
Diluted loss per share	$(0.27)	$(0.13)
Amortization of trademarks	0.20	0.17
Stock-based compensation	0.04	0.04
Loss on extinguishment of debt	0.04	—
(Recovery of) costs in connection with potential acquisition	—	(0.01)
Certain adjustments to provision for doubtful accounts	0.01	0.05
Property and equipment impairment	—	0.01
Gain on sale of assets	—	—
Deferred income tax benefit	(0.10)	(0.02)
Non-GAAP diluted EPS	$(0.08)	$0.11
Non-GAAP weighted average diluted shares	19,418,469	19,092,828

The following table is a reconciliation of net loss attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Nine Months Ended
	September 30,
($ in thousands)	2021	2020
Net loss attributable to Xcel Brands, Inc. stockholders	$(5,241)	$(2,539)
Depreciation and amortization	4,949	4,069
Interest and finance expense	2,311	897
Income tax benefit	(2,019)	(269)
State and local franchise taxes	105	124
Stock-based compensation	754	780
(Recovery of) costs in connection with potential acquisition	—	(210)
Certain adjustments to provision for doubtful accounts	132	971
Property and equipment impairment	—	113
Gain on sale of assets	—	(46)
Adjusted EBITDA	$991	$3,890

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund working capital needs, acquire new brands, and to a lesser extent, capital expenditures. As of September 30, 2021 and December 31, 2020, our cash and cash equivalents were approximately $4.0 million and $5.0 million, respectively.

Restricted cash at September 30, 2021 and at December 31, 2020 consisted of $0.7 million and $1.1 million, respectively, of cash deposited with BHI as collateral for an irrevocable standby letter of credit associated with the lease of our current corporate office and operating facility.

On April 14, 2021, we entered into a new loan and security agreement, which resulted in the extinguishment of the $16.8 million term loan debt which existed as of December 31, 2020, and increased our term loan debt obligations to $25.0 million. Under this agreement, our term loan debt obligation is payable in 16 equal quarterly installments of $625,000, commencing June 30, 2021 and ending on March 31, 2025, with a final payment of $15.0 million payable on the maturity date of April 14, 2025. The agreement also provides for up to $25.0 million of future acquisition financing, subject to lender approval on a deal-by-deal basis. In addition, the agreement provides for a revolving loan facility of up to $2.5 million until November 15, 2021 and a maximum of $1.5 million thereafter, increasing to a maximum of $4.0 million after we demonstrate compliance with certain financial covenants for the applicable periods ending December 31, 2021 on a discretionary basis. On June 24, 2021, we borrowed $1.5 million under the revolving loan facility, and on September 30, 2021, we borrowed an additional $1.0 million under the revolving credit facility.

We expect that existing cash and operating cash flows will be adequate to meet our operating needs, term debt service obligations, and capital expenditure needs, for at least the 12 months subsequent to the filing date of this Quarterly Report on Form 10-Q.

Changes in Working Capital

Our working capital (current assets less current liabilities, excluding the current portion of operating lease obligations and any contingent obligations payable in common stock) was $8.9 million and $7.9 million as of September 30, 2021 and December 31, 2020, respectively. This working capital increase was primarily attributable to cash provided by the new term loan entered into during the current year period, partially offset by cash used to repay amounts outstanding under the previous term loan and to acquire the Lori Goldstein brand trademarks.

Commentary on the components of our cash flows for the current nine months as compared with the prior year nine months is set forth below.

Operating Activities

Net cash used in operating activities was approximately $(5.53) million in the current nine months, compared with net cash provided by operating activities of approximately $2.20 million in the prior year nine months.

The current nine months cash used in operating activities was primarily attributable to the combination of the net loss of $(5.80) million plus non-cash expenses of approximately $4.48 million and the net change in operating assets and liabilities of approximately $(4.21) million. Non-cash net expenses were primarily comprised of $4.95 million of depreciation and amortization, $0.75 million of stock-based compensation, $0.13 million of bad debt expense, $0.21 million of amortization of deferred finance costs, a $0.45 million non-cash loss on extinguishment of debt, and a deferred income tax benefit of $(2.02) million. The net change in operating assets and liabilities was primarily comprised of an increase in inventory of $(2.21) million and an increase in accounts receivable of $(2.06) million. The change in accounts receivable was primarily related to the timing and volume of sales and collections, while the change in inventory is primarily related to expected increases in wholesales, including our drop-ship programs, and an increase in our direct-to-consumer businesses.

The prior year nine months cash provided by operating activities was primarily attributable to the combination of the net loss of $(2.63) million plus non-cash expenses of approximately $5.77 million and the net change in operating assets and liabilities of approximately $(0.94) million. The net loss of $(2.63) million includes $1.81 million of government assistance received through the PPP under the CARES Act, which was recognized as a reduction to prior year nine months expenses for which the program was intended to compensate. Non-cash net expenses were primarily comprised of $4.07 million of depreciation and amortization, $0.78 million of stock-based compensation, $1.05 million of bad debt expense, and a deferred income tax benefit of $(0.27) million. The net change in operating assets and liabilities includes a decrease in accounts receivable of $1.38 million, a decrease in accounts payable, accrued expenses and other current liabilities of $(2.40) million, a decrease in inventory of $0.18 million, a decrease in prepaid expenses and other assets of $0.19 million, and cash paid in excess of rent expense of $(0.28) million. The net change in accounts receivable was attributable to a combination of the timing of collections, increased allowance for doubtful accounts, and lower revenues recognized as a result of the COVID-19 pandemic. The net change in accounts payable, accrued expenses and other current liabilities was due to timing of payments, as well as actions taken by management during the prior year nine months in response to the COVID-19 pandemic to conserve cash.

Investing Activities

Net cash used in investing activities for the current nine months was approximately $4.75 million, which was primarily attributable to the acquisition of the Lori Goldstein brand on April 1, 2021, and, to a lesser extent, to capital expenditures relating to the fit-out and furnishing of our new Judith Ripka fine jewelry retail store, which opened in June 2021.

Net cash used in investing activities for the prior year nine months was approximately $0.65 million, primarily attributable to capital expenditures, a substantial portion of which related to the implementation of our ERP system.

Financing Activities

Net cash provided by financing activities for the current nine months was approximately $8.93 million, and was primarily attributable to $25.0 million of proceeds from our new term loan debt entered into on April 14, 2021, as well as $2.5 million of proceeds drawn from our new revolving loan facility. Also contributing to cash inflows from financing activities was a $1.0 million capital contribution in Longaberger Licensing, LLC by the non-controlling interest holder. Partially offsetting these proceeds were $(16.75) million paid on the balance of our previous term loan, $(0.37) million of fees paid to the previous debtholders in connection with the extinguishment of the previous term loan, $(1.20) million of deferred finance costs paid in connection with our new term loan, and $(1.25) million of scheduled principal payments made under our new term loan.

Net cash (used in) financing activities for the prior year nine months was approximately $(1.41) million, and was primarily attributable to payments made on long-term debt obligations of $(1.50) million, cash contributions received from the non-controlling interest holder in Longaberger Licensing, LLC of $0.30 million, and $(0.19) million of shares repurchased related to vested restricted stock in exchange for withholding taxes.

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

However, the impacts of the current COVID-19 pandemic are broad reaching and are having an impact on our licensing and wholesale businesses. This global pandemic is impacting our supply chain, and temporary factory closures and the pace of workers returning to work have impacted our contract manufacturers’ ability to source certain raw materials and to produce finished goods in a timely manner. The pandemic is also impacting distribution and logistics providers' ability to operate in the normal course of business. In addition, COVID-19 has resulted in a sudden and continuing decrease in sales for many of our products, resulting in order cancellations. Further, the global pandemic has affected the financial health of certain of our customers, and the bankruptcy of certain other customers, from which we had an aggregate of approximately $1.5 million of accounts receivable due at September 30, 2021. As a result, we have recognized an allowance for doubtful accounts of approximately $1.1 million as of September 30, 2021, and may be required to make additional adjustments for doubtful accounts which would increase our operating expenses in future periods and negatively impact our operating results, and could result in our failure to meet financial covenants under our credit facility. Financial impacts associated with the COVID-19 pandemic include, but are not limited to, lower net sales, adjustments to allowances for doubtful accounts due to customer bankruptcy or other inability to pay their amounts due to vendors, the delay of inventory production and fulfillment, potentially further impacting net sales, and potential incremental costs associated with mitigating the effects of the pandemic, including increased freight and logistics costs and other expenses. The impact of the COVID-19 pandemic is expected to continue to have an adverse effect on our operating results, which could result in our inability to comply with certain debt covenants and require BHI to waive compliance with, or agree to amend, any such covenant to avoid a default. The COVID-19 global pandemic is ongoing, and its dynamic nature, including uncertainties relating to the severity and duration of the pandemic, as well as actions that would be taken by governmental authorities to contain the pandemic or to treat its impact, makes it difficult to forecast any effects on our 2021 results. However, as of the date of this filing, we expect our results for some portion of 2021 to be significantly affected.

In addition, the global shipping industry is currently experiencing challenges related to port delays and tight availability for carriers and containers. This situation has negatively impacted our supply chain partners, including third party manufacturers, logistics providers, and other vendors, as well as the supply chains of our licensees, and has resulted in increased cost of supply and freight costs. Such higher costs are currently expected to continue for the remainder of 2021 and at least some portion of 2022.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on April 23, 2021, for a discussion of our critical accounting policies. During the three and nine months ended September 30, 2021, there were no material changes to our accounting policies.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.    CONTROLS AND PROCEDURES

A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2021, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to the material weakness described below.

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

B. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

There have not been any significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered or registered securities during the three and nine months ended September 30, 2021.

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

Date: November 15, 2021	By:	/s/ Robert W. D’Loren
Name: Robert W. D’Loren
Title: Chairman and Chief Executive Officer

	By:	/s/ James Haran
Name: James Haran
Title: Chief Financial Officer and Vice President