Form 10-K
period 2021-12-31
XCel Brands, Inc.
filed 2022-04-15
CIK 1083220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☒    No     ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes     ☒    No     ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $32,782,040 based upon the closing price of such common stock on June 30, 2021.

The number of shares of the issuer’s common stock issued and outstanding as of March 30, 2022 was 19,571,119 shares.

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

The "Isaac Mizrahi New York®," “Isaac Mizrahi®," "IsaacMizrahiLIVE®," "Isaac Mizrahi Jeans™," "Isaac Mizrahi CRAFT ™," "Judith Ripka LTD™," "LOGO by Lori Goldstein™," "Judith Ripka Collection™," "Judith Ripka Legacy™," "Judith Ripka®,” "Judith Ripka Sterling™," "Halston," "Halston Heritage," "H by Halston®," "H Halston™," "Roy Frowick," "C. Wonder™," and "C. Wonder Limited™" brands and all related logos and other trademarks or service marks of the Company appearing in this Annual Report are the property of the Company. Brands and all related logos and other trademarks or service marks of other entities (for example, QVC, HSN, etc.) are the property of those respective entities.

Item 1.   Business

Overview

Xcel Brands, Inc. (the “Company,” “Xcel,” or “We”) is a media and consumer products company engaged in the design, production, marketing, live streaming, wholesale distribution, and direct-to-consumer sales of branded apparel, footwear, accessories, fine jewelry, home goods and other consumer products, and the acquisition of dynamic consumer lifestyle brands.

Xcel was founded in 2011 with a vision to reimagine shopping, entertainment, and social media as one thing. Xcel owns the Isaac Mizrahi brand (the “Isaac Mizrahi Brand”), the LOGO by Lori Goldstein brand (the “LOGO by Lori Goldstein Brand”), the Halston brand (the “Halston Brand”), the Judith Ripka brand (the “Ripka Brand”), the C Wonder brand (the “C Wonder Brand”), and the Longaberger brand (the “Longaberger Brand”), pioneering a true omni-channel sales strategy which includes the promotion and sale of products under its brands through interactive television, digital live-stream shopping, brick-and-mortar retail, wholesale,  and e-commerce channels, to be everywhere its customers shop. The Company’s brands have generated over $3 billion in retail sales via live streaming in interactive television and digital channels alone.

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

Recent Highlights

In April 2021, we acquired the Lori Goldstein brands, including LOGO by Lori Goldstein, a sophisticated lifestyle brand designed to bring style to the masses and that speaks to everyday women. The acquisition focuses on growing the popular brand through our omni-channel approach including live streaming, e-commerce, and interactive television, and expanding the brand into new products and categories.

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

Our principal office is located at 1333 Broadway, New York, NY 10018. Our telephone number is (347) 727-2474.

Additionally, we maintain websites for our respective brands and an e-commerce site for our Judith Ripka brand at www.isaacmizrahi.com, www.halston.com, www.cwonder.com, www.longaberger.com, www.lorigoldstein.com, and

www.judithripka.com. Our corporate website is www.xcelbrands.com. None of the content on our websites is incorporated by reference into this Annual Report on Form 10-K.

Our Brand Portfolio

Currently, our brand portfolio consists of the Isaac Mizrahi, Judith Ripka, Halston, C Wonder, Lori Goldstein, and Longaberger Brands, and the various labels under these brands. We acquired the Lori Goldstein brands in April 2021.

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

Judith Ripka

Judith Ripka is a luxury jewelry brand founded by Judith Ripka in 1977. This brand has become known worldwide for its distinctive designs featuring intricate metalwork, vibrant colors, and distinctive use of texture. The Judith Ripka Fine Jewelry collection consists of pieces in 18 karat gold and sterling silver with precious colored jewels and diamonds, and is currently available in fine jewelry stores, luxury retailers, and via e-commerce. Ms. Ripka launched an innovative collection of fine jewelry on QVC under the Judith Ripka Brand in 1996, where the brand offers customers fine jewelry, watches, and accessories at more accessible price points, including precious and semi-precious stones and multi-faceted diamonique stones made exclusively for QVC. We acquired the Ripka brand in April 2014. In December 2017, we launched our Judith Ripka Fine Jewelry e-commerce operations and in January 2018, we launched the Judith Ripka Fine Jewelry wholesale operations. In June 2021, we opened a retail store for Judith Ripka Fine Jewelry in Westchester, New York; we subsequently closed the store in 2022 and we are currently in the process of negotiating the termination of the related lease.

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

We acquired a 50% ownership interest in this brand through a business venture with Hilco Global in November 2019, and are actively managing this brand to build on its history and bring it into the future as a digital first live-streaming and social commerce business. We launched our Longaberger e-commerce and live-streaming operations in February 2020.

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

Growth Strategy

Our vision is intended to reimagine shopping, entertainment, and social media as one thing. To fulfill this vision, we plan to continue to grow the reach of our brand portfolio by leveraging our technology and live-streaming platforms, design expertise, our integrated design, production and supply chain technology platforms, marketing expertise, and our relationships with our retail and direct-to-consumer customers, key licensees, manufacturers, and retailers. We also continue to market our brands through our innovative true omni-channel retail sales strategy. Our strategy includes distribution through interactive television, e-commerce, live streaming, and traditional brick-and-mortar retail channels. By leveraging the reach and consumer engagement of our media partners, and by developing rich online video and social media content under our brands, our strategy is to drive increased customer engagement and generate sales across our channels of distribution. Key elements of our strategy include:

●	Expand and Leverage our Live-Streaming Platform. In 2020 we launched our live-streaming platform through our Longaberger brand social commerce technology platform with the goal to build the world’s largest digital marketplace powered by live-streaming and micro-influencers for home and other related products designed to create a better lifestyle. We plan to leverage this technology across our other brands.
●	Expand and Leverage Design, Production and Supply Chain Platform. Our design, production and supply chain platform shortens the supply chain cycle by utilizing state-of-the-art product lifecycle management (“PLM”) and Enterprise Resource Planning (“ERP”) systems, proprietary merchandising strategies, 3D design, trend analytics, data science and consumer insight testing to actively monitor fashion trends, while leveraging our experience and know-how to quickly design, test, market, produce, and source high-quality goods. Given some of the challenges facing the department store industry today, including declining customer traffic, aggressive mark-down cadence, and inability to respond quickly to customer demands, we developed this design, production and supply chain platform to address these challenges and deliver a 360-degree solution to our retail partners, including design, marketing, production, and sourcing services. We intend to leverage the platform across additional brands and retailers, and we believe that it provides us with a value-added service that differentiates us from our competitors and competing brands.
●	Continue to Develop our Integrated Technologies Platform. We are developing and investing in integrated technologies including live-streaming and direct sales, e-commerce, customer relationship management, 3D design, trend analytics, data science, and consumer insight testing as a refinement of our marketing, design, production and supply chain capabilities in order to market, design, plan, and distribute our products more efficiently and intelligently. Driven by short-lead marketing, such as live streaming, social media, and new direct-to-consumer business models, consumers now expect more from brands and retailers, and we believe that the solution is to deliver to the customer what they want, when they want it, at a price that is fair. Advances in 3D design technologies and software allow us to design more efficiently, seamlessly communicate technical aspects of designs with our manufacturing partners, and produce better, more consistent products. Additionally, photo-realistic images generated by the current generation of 3D design software can be used to perform consumer insight testing on products, to determine demand and plan quantities for production even before a sample is made. Trend analytics including advanced algorithms focused on

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

●	Expand Other Retail Partnerships. We have entered into promotional collaborations and/or marketing agreements with large global companies such as Sesame Street, Crayola, Hewlett Packard, Revlon, Johnson & Johnson, and Kleenex, and have developed exclusive programs through certain licensees for specialty retailers such as Best Buy and Bed Bath & Beyond. We plan to continue to develop strategic relationships under our brands that can leverage our media reach through interactive television and social media to drive traffic and sales for our brands and retail partners and enhance the visibility of our brands.
●	Expand Wholesale License Relationships. We have entered into numerous license agreements for various product categories under our brands. We have expanded the presence of our brands at department stores and have launched additional categories in the department store channel, including footwear, handbags, dresses, costume jewelry, and sunglasses. We continue to seek opportunities to expand the businesses of our licensees, as well as entering into licenses for new categories under each of our brands where the category is authentic to the brand, for both our existing brands as well as brands that we may acquire and/or develop in the future.
●	Deliver Quality Product Offerings. We employ a professional team to provide best in class design, production and distribution to ensure that our products adhere to stringent quality standards and design specifications that we have developed. We intend to continue to invest in our design and marketing capabilities in order to differentiate our services to our customers and licensees and our brands in the marketplace.
●	Acquire, Develop or Partner with Brands. We plan to continue to pursue the acquisition and/or development of additional brands or the rights to brands which we believe are synergistic and complementary to our overall strategy. Our brand acquisition and development strategy are focused on dynamic brands that we believe:
o	are synergistic to our existing portfolio of brands;
o	are strategic to our growth in a channel of distribution; and
o	are expected to be accretive to our earnings.

Licensing Design, Production and Marketing

Interactive TV

Qurate Retail Group (“Qurate”) is an important strategic partner in our interactive television business, and is our largest licensee for our Mizrahi, Lori Goldstein, and Ripka brands. Qurate’s business model is to promote and sell products through its interactive television programs featured on QVC and HSN and related e-commerce and mobile platforms. We employ and manage on-air spokespersons under each of these brands in order to promote products under our brands on QVC and HSN. According to Qurate, Qurate had global revenues of approximately $14.0 billion in 2021, of which e-commerce sales represented approximately $8.8 billion, and Qurate’s programming currently reaches over 200 million homes worldwide. Our agreements with Qurate allow our on-air spokespersons to promote our non-Qurate product lines and strategic partnerships under the Mizrahi, Ripka, and Halston brands through QVC’s and HSN’s programs, subject to certain parameters including the payment of a portion of our non-Qurate revenues to Qurate. We believe that our ability to continue to leverage Qurate’s media platform, reach, and attractive customer base to cross-promote products in and drive traffic to our other channels of distribution provides us a unique advantage.

The licensing business model allows us to focus on our core competencies of design, production, marketing, and brand management without much of the investment requirements in inventory associated with traditional consumer product companies. The Isaac Mizrahi Brand is licensed through our wholly owned subsidiary, IM Brands, LLC (“IM Brands”), the LOGO by Lori Goldstein Brand is licensed through our wholly owned subsidiary, Gold Licensing, LLC (“Gold Licensing”), the Ripka Brand is licensed through our wholly owned subsidiary, JR Licensing, LLC (“JR Licensing”) and the Halston Brand is licensed through our wholly owned subsidiaries, H Licensing, LLC (“H Licensing”) and H Heritage Licensing, LLC ("H Heritage Licensing"), and the Longaberger brand is licensed through Longaberger Licensing, LLC (“Longaberger Licensing”).

Qurate Agreements

Through our wholly owned subsidiaries, we have entered into direct-to-retail license agreements with Qurate Retail Group (“Qurate”), pursuant to which we design, and Qurate sources and sells, various products under our IsaacMizrahiLIVE brand, the LOGO by Lori Goldstein brand, the Judith Ripka brands, the H Halston brand, and the Longaberger brand. These agreements include, respectively, the Qurate Agreement for the Mizrahi Brand (the "IM Qurate Agreement"), the Qurate Agreement for the LOGO by Lori Goldstein Brand (the “LOGO Qurate Agreement”), the Qurate Agreement for the Ripka Brand (the "Ripka Qurate Agreement"), the Qurate Agreement for the H Halston Brand (the “H Qurate Agreement"), and the Qurate Agreement for the Longaberger Brand (the “Longaberger Qurate Agreement”) (collectively, the “Qurate Agreements”). Qurate owns the rights to all designs produced under these agreements, and the agreements include the sale of products across various categories through Qurate’s television media and related internet sites.

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

			Xcel Commenced
Agreement	Current Term Expiry	Automatic Renewal	Brand with QVC	QVC Product Launch
IM Qurate Agreement	September 30, 2022	one-year period	September 2011	2010
LOGO Qurate Agreement	November 1, 2022	one-year period	April 2021	2009
Ripka Qurate Agreement	March 31, 2022 *	one-year period	April 2014	1999
H Qurate Agreement	December 31, 2022	three-year period	January 2015	2015
Longaberger Qurate Agreement	October 31, 2023	two-year period	November 2019	2019

* On March 31, 2022, the Ripka Qurate Agreement was automatically renewed for a one-year period, and the new term expiry is March 31, 2023.

In connection with the foregoing and during the same periods, Qurate and its subsidiaries have the exclusive, worldwide right to use the names, likenesses, images, voices, and performances of our spokespersons to promote the respective products. Under the IM Qurate Agreement, IM Brands has also granted to Qurate and its affiliates, during the same period, exclusive, worldwide rights to promote third party vendor co-branded products that, in addition to bearing and being marketed in connection with the trademarks and logos of such third-party vendors, also bear or are marketed in connection with the IsaacMizrahiLIVE trademark and related logo.

Under the Qurate Agreements, Qurate is obligated to make payments to us on a quarterly basis, based upon the net retail sales of the specified branded products. Net retail sales are defined as the aggregate amount of all revenue generated through the sale of the specified branded products by Qurate and its subsidiaries under the Qurate Agreements, net of customer returns, and excluding freight, shipping and handling charges, and sales, use, or other taxes.

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

Also, under the Qurate Agreements, except for the Longaberger Qurate Agreement, we are required for a period of time to pay a royalty participation fee to Qurate on revenue earned from the sale, license, consignment, or any other form of distribution of any products, bearing, marketed in connection with or otherwise associated with the specified trademarks and brands. Such royalty participation fees are recorded as a reduction to net licensing revenue.

Under the Qurate Agreements, we are generally restricted from selling products under the specified respective brands or trademarks (including the trademarks, copyrights, designs, logos, and related intellectual property themselves) to certain mass merchants. The Qurate Agreements generally prohibit us from selling products under the specified respective brands or any of our other trademarks and brands to a direct competitor of Qurate (generally defined as any entity other than Qurate whose primary means of deriving revenue is the transmission of interactive television programs) without Qurate’s consent. In addition, during the terms of the IM Qurate Agreement and the Ripka Qurate Agreement, and for one year thereafter, the respective subsidiary may not, without Qurate’s consent, promote, advertise, endorse, or sell (i) the specified branded products through any means or (ii) any products through interactive television. During the term of the H Qurate Agreement, and for one year thereafter, H Licensing may not, without Qurate’s consent, promote, advertise, endorse, or sell any products, including the H by Halston brands, through interactive television.

In addition to the foregoing, certain of the agreements permit us to promote brick-and-mortar collections on Qurate’s television programs subject to certain terms and restrictions.

For the years ended December 31, 2021 and 2020, net licensing revenue from Qurate collectively accounted for 50% and 60%, respectively, of the total net revenue of the Company.

In the fourth quarter of 2020, the Company transitioned and discontinued licensing of the H Halston brand to Qurate. The Company began wholesale supply sales of the H Halston products under arrangements with HSN and certain Qurate global affiliates and other unrelated interactive television networks.

Other Licensing Agreements

We have entered into numerous other licensing agreements for sales and distribution through e-commerce and traditional brick-and-mortar retailers. Authorized distribution channels include department stores, mass merchant retailers, clubs, and national specialty retailers. Under our other licenses, a supplier is granted rights, typically on an exclusive basis, to a single or small group of related product categories for sale to multiple accounts within an approved channel of distribution and territory. Our other license agreements typically provide the licensee with the exclusive rights for a certain product category in a specified territory and/or distribution channel under a specific brand or brands. Our other license agreements cover various categories, including but not limited to women’s apparel, footwear, and accessories; bath and body; jewelry; home products; men’s apparel and accessories; children’s and infant apparel, footwear, and accessories; and electronics cases and accessories. The terms of the agreements generally range from three to six years with renewal options.

We are in discussions with other potential licensees and strategic partners to license and/or co-brand our brand portfolio for additional categories. In certain cases, we have engaged licensing agents to assist in the procurement of such licenses for which we or our licensees pay such agents’ fees based upon a percentage of the net sales of licensed products by such licensees, or a percentage of the royalty payments that we receive from such licensees. While many of the new and proposed licensing agreements will likely require us to provide seasonal design services, most of our new and prospective licensing partners have their own design staff, and we therefore expect low incremental overhead costs related to expanding our licensing business. We will endeavor, where possible, to require licensees to provide guaranteed minimum royalties under their license agreements.

Our licensees currently sell our branded licensed products through brick-and-mortar retailers, e-commerce, and in certain cases supply products to interactive television companies for sale through their television programs and/or through their internet websites. We generally recognize revenues from our other licenses based on a percentage of the sales of products under our brands, but excluding (i) sales of products to interactive television networks, where we receive a retail royalty directly from the interactive television licensee, and (ii) sales of products through e-commerce sites operated by us. Additionally, based upon guaranteed minimum royalty provisions required under many of the license agreements, we are able to recognize revenue related to certain other licenses based on the greater of the sales-based royalty or the guaranteed minimum royalty.

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

Collaborations

In certain cases, the Company collaborates with and provides promotional services to other brands or companies, which arrangements may include the use of our brands for the promotion of such company or brands through the internet, television, or other digital content, print media, or other marketing campaigns featuring in-person appearances by our celebrity spokespersons, the development of limited collections of products (which may include co-branded products) for such company, or other services as determined on a case-by-case basis. These have included promotions with Sesame Street, Crayola, Hewlett Packard, Revlon, Johnson & Johnson, and Kleenex.

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

Our agreements with Qurate allow our brand spokespersons to promote our non-Qurate product lines and strategic partnerships under our brands through Qurate’s programs, subject to certain parameters including the payment of a portion of our non-Qurate revenues to Qurate. We believe that this provides us with the ability to leverage Qurate’s media platform (including television, e-commerce, and social media) and Qurate’s customer base of more than 200 million households worldwide to cross-promote products in and drive traffic to our other channels of distribution. Many of our licensees make advertising and marketing contributions to the Company under their license agreements which are used to fund marketing-related expenses and further promote our brands as we deem appropriate. Certain of the wholesale licenses contain requirements to provide advertising or marketing for our brands under their respective license agreements.

We also market the Mizrahi brand through www.isaacmizrahi.com, the Judith Ripka Fine Jewelry brand through www.judithripka.com, Halston Brand through www.halston.com, the C Wonder brand through www.cwonder.com, the

Lori Goldstein brand through www.lorigoldstein.com, and the Longaberger brand through www.longaberger.com. Through our websites, we are able to present the products under our brands to customers with branding that reflects each brand’s heritage and unique point of view.

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

Because many of our competitors have significantly greater cash, revenues, and resources than we do, we must work to differentiate ourselves from our direct and indirect competitors to successfully compete for market share with the brands we own and for future acquisitions. We believe that the following factors help differentiate our Company in an increasingly crowded competitive landscape:

●	our management team, including our officers’ and directors’ historical track records and relationships within the industry;
●	our brand management platform, which has a strong focus on design, product, marketing, and technology; and
●	our operating strategies of wholesale and direct-to consumer sales and licensing brands with significant media presence and driving sales through our true omni-channel retail sales strategy across interactive television, brick-and-mortar, live streaming, and e-commerce distribution channels.

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

Trademarks

The Company, through its subsidiaries, owns and exploits the Mizrahi brands, which include the trademarks and brands Isaac Mizrahi, Isaac Mizrahi New York, IMNYC Isaac Mizrahi, and IsaacMizrahiLIVE; the Ripka brands, which include the trademarks and brands Judith Ripka LTD, Judith Ripka Collection, Judith Ripka Legacy, Judith Ripka, and Judith Ripka Sterling; all Halston brands and trademarks, namely, Halston, Halston Heritage, Roy Frowick, H by Halston, and H Halston; the C Wonder brands, which include the trademarks and brands C Wonder and C Wonder Limited; and the Lori Goldstein brands, which include the trademarks and brands LOGO by Lori Goldstein, LOGO, LOGO Links, LOGO Lounge, LOGO Layers, and LOGO Luna. We also manage and have a 50% ownership interest in the brands and trademarks of the Longaberger brand through our business venture with Hilco Global.

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

Human Capital

Our employees’ knowledge, social, and personality attributes enable our company to achieve its goals, develop our business, and remain innovative. As of December 31, 2021, we had 84 full-time employees and nine part-time employees. We value our employees and are committed to providing a healthy and safe work environment. For certain key employees, including our executives, brand ambassadors, and spokespersons, we typically enter into multi-year employment agreements. Overall, we believe that our relationship with our employees is good. None of our employees are represented by a labor union.

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

Summary of Risk Factors

Our business is subject to a number of risks, which include, but are not limited to, risks related to:

●	our limited amount of cash and our significant debt obligations;
●	our concentration of revenue with a limited number of licensees;
●	restrictions related to certain key licensing agreements;

●	our dependency on our Chief Executive Officer and on the promotional services of certain key spokespersons;
●	the operational performance and/or strategic initiatives of our licensees and retail partners;
●	continued market acceptance of our brands and products;
●	execution of our growth strategy, including the acquisition of new brands;
●	intense competition in the apparel, fashion, and jewelry industries, and within our licensees’ markets;
●	product sourcing, including our arrangements with foreign suppliers, supply and logistics considerations, and our dependency on independent manufacturers;
●	protection of our trademarks and other intellectual property rights;

An investment in our securities is subject to a number of risks, which include, but are not limited to, risks related to:

●	management’s significant control over matters requiring shareholder approval;
●	the fact that our common stock has historically been thinly traded;
●	declines of and volatility in the market price of our common stock;
●	the potential issuance of a substantial number of shares of common stock upon exercise of warrants and options and to satisfy and earn-out obligation if certain conditions are met;
●	our intent to not pay any cash dividends for the foreseeable future;
●	provisions of our corporate charter documents which could delay or prevent change of control;

We are also subject to general risks, which include, but are not limited to, risks related to:

●	a pandemic or outbreak of disease or similar public health threat, or fear of such an event;
●	the Ukrainian-Russian conflict;
●	a decline in general economic conditions or consumer spending levels;
●	potential impairment of our trademarks and other intangible assets under accounting guidelines;
●	changes in our effective tax rates or adverse outcomes resulting from examination of our tax returns;
●	maintenance and security of our information technology systems;
●	changes in laws and regulations;
●	maintaining an effective system of internal control;
●	limitations on liabilities of our directors and executive officers;
●	the potential impact of SEC “penny stock” rules on trading of our shares of our common stock; and

●	the potential impact of Rule 144 restrictions on our shares of common stock as a former shell company.

Risks Related to Our Business

We have a limited amount of cash to grow our operations. If we cannot obtain additional sources of cash, our growth prospects and future profitability may be materially adversely affected, and we may not be able to implement our business plan. Such additional financing may not be available on satisfactory terms or it may not be available when needed, or at all.

As of December 31, 2021, we had cash and cash equivalents of approximately $4.5 million. Although we believe that our existing cash and our anticipated cash flow from operations will be sufficient to sustain our operations at our current expense levels for at least 12 months subsequent to the date of the filing of this Annual Report on Form 10-K, we may require significant additional cash to satisfy our working capital requirements, expand our operations or acquire additional brands, although historically we have funded acquisitions with debt and equity financing. Our inability to finance our growth, either internally through our operations or externally, may limit our growth potential and our ability to execute our business strategy successfully. If we issue securities to raise capital to finance operations and/or pay down or restructure our debt, our existing stockholders may experience dilution. In addition, the new securities may have rights senior to those of our common stock.

Our significant debt obligations could impair our liquidity and financial condition, and in the event we are unable to meet our debt obligations, we could lose ownership of our trademarks and/or other assets.

On December 30, 2021, we entered into a loan and security agreement with FEAC Agent LLC and the financial institutions party thereto. We currently have an outstanding balance of $29.0 million under this credit facility. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions or for other operating needs.

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

In the event that we fail in the future to make any required payment under the agreements governing our indebtedness or if we fail to comply with the financial and operating covenants contained in those agreements, we would be in default with respect to that indebtedness and the lenders could declare such indebtedness to be immediately due and payable. In the past, we have received waivers and/or amendments from prior lenders under the various loan agreements for compliance with certain financial covenants. The impact the COVID-19 pandemic could continue to have on our operating results could result in our inability to comply with certain debt covenants and require the lenders under the loan agreement to waive compliance with or agree to amend any such covenant to avoid a default. There can be no assurance that the lenders will amend or grant waivers to the loan agreement to adjust or eliminate covenants or waive our non-compliance or breach of a financial or other covenant in the future. Termination of any of the Qurate Agreements would also result in a default under our loan agreement. A debt default could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under all or a portion of our indebtedness, or a renegotiation of our loan agreement with more onerous terms and/or additional equity dilution. Since substantially all of our debt obligations are secured by our assets, upon a default, our lenders may be able to foreclose on our assets.

A substantial portion of our net licensing revenue is concentrated with a limited number of licensees such that the loss of any of such licensees could decrease our revenue and impair our cash flows.

A substantial portion of our net licensing revenue has been paid by Qurate, through the respective agreements with Qurate through QVC and HSN. During the years ended December 31, 2021 and 2020, Qurate accounted for approximately 50% and 60%, respectively, of our total net revenue. Because we are dependent on these agreements with Qurate for a significant portion of our revenues, if Qurate were to have financial difficulties, or if Qurate decides not to renew or extend its existing agreements with us, our revenue and cash flows could be reduced substantially. Our cash flow would also be significantly impacted if there were significant delays in our collection of receivables from Qurate. Additionally, we have limited control over the programming that Qurate devotes to our brands or its promotional sales with our brands (such as “Today’s Special Value” sales). Qurate has reduced the programming time it devotes to jewelry and, accordingly, also to our Ripka brand, and if Qurate further reduces or modifies its programming or promotional sales related to our brands, our revenues and cash flows could be reduced substantially. In order to increase sales of a brand through Qurate, we generally require additional television programming time dedicated to the brand by Qurate. Qurate is not required to devote any minimum amount of programming time for any of our brands.

While our business with Qurate has grown since the IsaacMizrahiLIVE brand was launched through December 31, 2017, our 2018 Qurate revenues were flat compared to 2017, and Qurate revenues declined from 2018 to 2020. Although Qurate revenues increased from 2020 to 2021, there can be no guarantee that our Qurate revenues will continue to grow in the future or that they will not decline. Additionally, there can be no assurance that our other licensees will be able to generate sales of products under our brands or grow their existing sales of products under our brands, and if they do generate sales, there is no guarantee that they will not cause a decline in sales of products being sold through Qurate.

Our agreements with Qurate restrict us from selling products under our brands with certain retailers, or branded products we sell on Qurate to any other retailer except certain interactive television channels in other territories approved by Qurate, and provides Qurate with a right to terminate the respective agreement if we breach these provisions.

Although most of our licenses and our Qurate Agreements prohibit the sale of products under our brands to retailers who are restricted by Qurate, and our license agreements with other interactive television companies prohibit such licensees from selling products to retailers restricted by Qurate under the brands we sell on Qurate outside of certain approved territories, one or more of our licensees could sell to a restricted retailer or territory, putting us in breach of our agreements with Qurate and exposing us to potential termination by Qurate. A breach of any of these agreements could also result in Qurate seeking monetary damages, seeking an injunction against us and our other licensees, reducing the programming time allocated to our brands, and/or terminating the respective agreement, which could have a material adverse effect on our net income and cash flows. Termination of any one of our agreements with Qurate would result in a default under our credit facility and would also enable our creditors to foreclose on our assets, including our membership interests in our subsidiaries, which combined currently hold all of our trademarks and other intangible assets.

We are dependent upon the promotional services of Isaac Mizrahi as they relate to the Mizrahi brands.

If we lose the services of Isaac Mizrahi, we may not be able to fully comply with the terms of our agreement with Qurate, and it may result in significant reductions in the value of the Mizrahi brands and our prospects, revenues, and cash flows. Isaac Mizrahi is a key individual in our continued promotion of the Mizrahi brands and the principal salesperson of the

Mizrahi brands on Qurate. Failure of Isaac Mizrahi to provide services to Qurate could result in a termination of the IM Qurate Agreement, which could trigger an event of default under our credit facility. Although we have entered into the IM employment agreement with Mr. Mizrahi and he is a significant stockholder of Xcel, there is no guarantee that we will not lose his services. To the extent that any of Mr. Mizrahi’s services become unavailable to us, we will likely need to find a replacement for Mr. Mizrahi to promote the Mizrahi brands. Competition for skilled designers and high-profile brand promoters is intense, and compensation levels may be high, and there is no guarantee that we would be able to identify and attract a qualified replacement, or if Mr. Mizrahi’s services are not available to us, that we would be able to promote the Mizrahi brands as well as we are able to with Mr. Mizrahi. This could significantly affect the value of the Mizrahi brands and our ability to market the brands, and could impede our ability to fully implement our business plan and future growth strategy, which would harm our business and prospects. Additionally, while we acquired all trademarks, image, and likeness of Isaac Mizrahi, pursuant to the acquisition of the Mizrahi business and his employment agreement, Mr. Mizrahi has retained certain rights to participate in outside business activities, including hosting and appearing in television shows, movies and theater productions, and writing and publishing books and other publications. Mr. Mizrahi’s participation in these personal business ventures could limit his availability to us and affect his ability to perform under this employment agreement. Finally, there is no guarantee that Mr. Mizrahi will not take an action that consumers view as negative, which may harm the Mizrahi brands as well as our business and prospects.

We are dependent upon the promotional services of Lori Goldstein as they relate to the Lori Goldstein brands.

If we lose the services of Lori Goldstein, we may not be able to fully comply with the terms of our agreement with Qurate, and it may result in significant reductions in the value of the LOGO by Lori Goldstein brand and our prospects, revenues, and cash flows. Lori Goldstein is a key individual in our continued promotion of the LOGO by Lori Goldstein brand and the principal salesperson of the LOGO by Lori Goldstein brand on Qurate. Failure of Lori Goldstein to provide services to Qurate could result in a termination of related agreements with Qurate, which could trigger an event of default under our credit facility. Although we have entered into an employment agreement with Ms. Goldstein, there is no guarantee that we will not lose her services. To the extent that any of Ms. Goldstein’s services become unavailable to us, we will likely need to find a replacement for Ms. Goldstein to promote the LOGO by Lori Goldstein brand. Competition for skilled designers and high-profile brand promoters is intense, and compensation levels may be high, and there is no guarantee that we would be able to identify and attract a qualified replacement, or if Ms. Goldstein’s services are not available to us, that we would be able to promote the LOGO by Lori Goldstein brand as well as we are able to with Ms. Goldstein. This could significantly affect the value of the LOGO by Lori Goldstein brand and our ability to market the brand, and could impede our ability to fully implement our business plan and future growth strategy, which would harm our business and prospects. Additionally, while we acquired all trademarks, image, and likeness of Lori Goldstein, pursuant to the acquisition of the LOGO by Lori Goldstein assets and her employment agreement, Ms. Goldstein has retained certain rights to participate in outside business activities, including hosting and appearing in television shows, movies and theater productions, and writing and publishing books and other publications. Ms. Goldstein’s participation in these personal business ventures could limit her availability to us and affect her ability to perform under this employment agreement. Finally, there is no guarantee that Ms. Goldstein will not take an action that consumers view as negative, which may harm the LOGO by Lori Goldstein brand as well as our business and prospects.

We are dependent upon our Chief Executive Officer and other key executives. If we lose the services of these individuals we may not be able to fully implement our business plan and future growth strategy, which would harm our business and prospects.

Our success is largely dependent upon the efforts of Robert W. D’Loren, our Chief Executive Officer and Chairman of our board of directors. Our continued success is largely dependent upon his continued efforts and those of our other key executives. Although we entered into an employment agreement with Mr. D’Loren, as well as employment agreements with other executives and key employees, including Isaac Mizrahi and Lori Goldstein, such persons can terminate their employment with us at their option, and there is no guarantee that we will not lose the services of our executive officers or key employees. To the extent that any of their services become unavailable to us, we will be required to hire other qualified executives, and we may not be successful in finding or hiring adequate replacements. This could impede our ability to fully implement our business plan and future growth strategy, which would harm our business and prospects.

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

Although certain of our licensees guarantee minimum net sales and minimum royalties to us, some of our licensees are not yet selling licensed products or currently have limited distribution of licensed products, and a failure of our brands or of products bearing our brands to achieve or maintain broad market acceptance could cause a reduction of our licensing revenues and could further cause existing licensees not to renew their agreements. Such failure could also cause the devaluation of our trademarks, which are our primary assets, making it more difficult for us to renew our current licenses upon their expiration or enter into new or additional licenses for our trademarks. In addition, if such devaluation of our trademarks were to occur, a material impairment in the carrying value of one or more of our trademarks could also occur and be charged as an expense to our operating results. Continued market acceptance of our brands and our licensees’ products, as well as market acceptance of any future products bearing any future brands we may acquire, is subject to a high degree of uncertainty and constantly changing consumer tastes, preferences, and purchasing patterns. Creating and maintaining market acceptance of our licensees’ products and creating market acceptance of new products and categories of products bearing our marks may require substantial marketing efforts, which may, from time to time, also include our expenditure of significant additional funds to keep pace with changing consumer demands, which funds may or may not be available on a timely basis, on acceptable terms or at all. Additional marketing efforts and expenditures may not, however, result in either increased market acceptance of, or additional licenses for, our trademarks or increased market acceptance, or sales, of our licensees’ products. Furthermore, we do not actually design or manufacture all of the products bearing our marks, and therefore, have less control over such products’ quality and design than a traditional product manufacturer might have. The failure of our licensees to maintain the quality of their products could harm the reputation and marketability of our brands, which would adversely impact our business.

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

We commenced e-commerce sales and wholesale distribution of our Judith Ripka brand in 2017 and 2018, respectively. In 2019, we completed the transition of our non-interactive television operations of our Judith Ripka brand from a licensing model to a wholesale and direct-to-consumer model. We opened a brick-and-mortar retail store for the Judith Ripka brand in 2021, which we subsequently closed in 2022. As a result, we do not have a well-established history of conducting these operations.

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

In addition, the global shipping industry is currently experiencing challenges related to port delays and tight availability for carriers and containers. This situation has negatively impacted our supply chain partners, including third party manufacturers, logistics providers, and other vendors, as well as the supply chains of our licensees, and has resulted in increased cost of supply and freight costs. Such higher costs for us and our licensees are currently expected to continue for at least some portion of 2022.

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

The combined voting power of the common stock ownership of our officers, directors, and key employees is approximately 68% of our voting securities as of March 10, 2022. As a result, our management and key employees through such stock ownership will exercise significant influence over all matters requiring shareholder approval, including the election of our directors and approval of significant corporate transactions. This concentration of ownership in management and key employees may also have the effect of delaying or preventing a change in control of us that may be otherwise viewed as beneficial by stockholders other than management. There is also a risk that our existing management and a limited number of stockholders may have interests which are different from certain stockholders and that they will pursue an agenda which is beneficial to themselves at the expense of other stockholders.

Our common stock has historically been thinly traded, and you may be unable to sell at or near ask prices or at all if you need to sell or liquidate a substantial number of shares at one time.

Although our common stock is listed on the NASDAQ Global Market, our common stock has historically been traded at relatively low volumes. As a result, the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small. This situation is attributable to a number of factors, including that we are currently a small company which is still relatively unknown to securities analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot provide any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

The market price of our common stock has declined over the past several years and may be volatile, which could reduce the market price of our common stock.

Currently the publicly traded shares of our common stock are not widely held, and do not have significant trading volume, and, therefore, may experience significant price and volume fluctuations. Although our common stock is quoted on the NASDAQ Global Market, this does not assure that a meaningful, consistent trading market will develop or that the volatility will decline. This market volatility could reduce the market price of the common stock, regardless of our operating performance. In addition, the trading price of the common stock has been volatile over the past several years and could change significantly over short periods of time in response to actual or anticipated variations in our quarterly operating results, announcements by us, our licensees or our respective competitors, factors affecting our licensees’ markets generally and/or changes in national or regional economic conditions, making it more difficult for shares of the common stock to be sold at a favorable price or at all. The market price of the common stock could also be reduced by general market price declines or market volatility in the future or future declines or volatility in the prices of stocks for companies in the trademark licensing business or companies in the industries in which our licensees compete.

We may issue a substantial number of shares of common stock upon exercise of outstanding warrants and options and to satisfy obligations to the H Company IP, LLC (the “Halston Heritage Earn-Out”) if certain conditions, including royalty revenue targets, are met.

As of December 31, 2021, we had outstanding warrants and options to purchase 5,747,035 shares of our common stock. The holders of warrants and options will likely exercise such securities at a time when the market price of our common stock exceeds the exercise price. Therefore, exercises of warrants and options will result in a decrease in the net tangible book value per share of our common stock and such decrease could be material. In addition, we may issue up to an aggregate of $6.0 million of shares of our common stock to satisfy obligations related to the Halston Heritage Earn-Out in 2023 if certain conditions, including royalty revenue targets, are met.

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

As of December 31, 2021, we had an aggregate of 4,000,000 shares of common stock available for grants under our 2021 Equity Incentive Plan (the "2021 Plan") to our directors, executive officers, employees, and consultants. Issuances of common stock pursuant to the exercise of stock options or other stock grants or awards which may be granted under our 2021 Plan will dilute your interest in us.

We do not anticipate paying cash dividends on our common stock.

You should not rely on an investment in our common stock to provide dividend income, as we have not paid dividends on our common stock, and we do not plan to pay any dividends in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing licensing operations, further develop our trademarks, and finance the acquisition of additional trademarks. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment. In addition, our credit facility limits the amount of cash dividends we may pay while amounts under the credit facility are outstanding.

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

General Risks

A pandemic outbreak of disease or similar public health threat, or fear of such an event, could have a material adverse impact on the Company's business, operating results and financial condition.

A pandemic or outbreak of disease or similar public health threat, such as the COVID-19 pandemic, or fear of such an event, could have a material adverse impact on our business, operating results, and financial condition. The current COVID-19 pandemic has caused a disruption to our business, beginning in March 2020. The impacts of the current COVID-19 pandemic are broad reaching and are having an impact on our licensing and wholesale businesses. The global pandemic is impacting our supply chain as most of our products are manufactured in China, Thailand, and other places around the world affected by this event. Temporary factory closures and the pace of workers returning to work have impacted our contract manufacturers’ ability to source certain raw materials and to produce finished goods in a timely manner. The pandemic is also impacting distribution and logistics providers' ability to operate in the normal course of business. In addition, COVID-19 resulted in a sudden and continuing decrease in sales for many of our products, resulting in order cancellations, and our total revenues remain below pre-COVID-19 levels. Further, the pandemic has affected the financial health of certain of our customers, and the bankruptcy of certain other customers, including Lord & Taylor and Le Tote, Stein Mart, and Century 21, from which we had an aggregate of approximately $1.4 million of accounts receivable due at December 31, 2021. As a result, we have recognized an allowance for doubtful accounts of approximately $1.1 million as of December 31, 2021, and may be required to make additional adjustments for doubtful accounts which would increase our operating expenses in future periods and negatively impact our operating results, and could result in our failure to meet financial covenants under our credit facility. Financial impacts associated with the COVID-19 pandemic include, but are not limited to, lower net sales, adjustments to allowances for doubtful accounts due to customer bankruptcy or other inability to pay their amounts due to vendors, the delay of inventory production and fulfillment, potentially further impacting net sales, and potential incremental costs associated with mitigating the effects of the pandemic, including increased freight and logistics costs and other expenses. We expect that the impact the COVID-19 pandemic may have on our operating results could result in our inability to comply with certain debt covenants and require our creditors to waive compliance with, or agree to amend, any such covenant to avoid a default. The COVID-19 global pandemic is ongoing, and its dynamic nature, including uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the pandemic, and actions that would be taken by governmental authorities to contain the pandemic or to treat its impact, makes it difficult to forecast any effects on our 2022 results. However, as of the date of this filing, we expect our results for some portion of 2022 to be negatively affected.

The Ukrainian-Russian conflict could have a material adverse impact on our business.

The Ukrainian-Russian conflict, the responses thereto, such as sanctions imposed by the United States and other western democracies, and any expansion thereof is likely to have unpredictable and wide-ranging effects on the domestic and global economy and financial markets, which could have an adverse effect on our business and results of operations. Already the conflict has caused market volatility, a sharp increase in certain commodity prices, such as wheat and oil, and an increasing number and frequency of cybersecurity threats. So far, we have not experienced any direct impact from the conflict and, as our business is conducted exclusively in the United States, we are probably less vulnerable than companies with international operations. Nevertheless, we will continue to monitor the situation carefully and, if necessary, take action to protect our business, operations, and financial condition.

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

Intangible assets including our trademarks represent a substantial portion of our assets. Under accounting principles generally accepted in the United States of America (“GAAP”), indefinite lived intangible assets, including our trademarks, are not amortized, but must be tested for impairment annually or more frequently if events or circumstances indicate the asset may be impaired. The estimated useful life of an intangible asset must be evaluated each reporting period to determine whether events and circumstances continue to support an indefinite useful life. Finite lived intangible assets are amortized over their estimated useful lives. Non-renewal of license agreements or other factors affecting our market segments or brands could result in significantly reduced revenue for a brand, which could result in a devaluation of the affected trademark. If such devaluations of our trademarks were to occur, a material impairment in the carrying value of one or more of our trademarks could also occur and be charged as a non-cash expense to our operating results, which could be material. For the year ended December 31, 2020, we recorded a $13.0 million impairment charge related to the Ripka Brand trademarks, driven by delays and uncertainty in implementing the brick-and-mortar retail store strategy for a portion of the brand, primarily as a result of the COVID-19 pandemic. Any further write-down of intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results.

Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or by a change in allocation of state and local jurisdictions, or interpretations thereof. The Company currently files U.S. federal tax returns and various state tax returns. Tax years that remain open for assessment for federal and state purposes include years ended December 31, 2018 through December 31, 2021. We regularly assess the likelihood of recovering the amount of deferred tax assets recorded on the balance sheet and the likelihood of adverse outcomes resulting from examinations by various taxing authorities in order to determine the adequacy of our provision for income taxes. Although under the 2017 Tax Cuts and Jobs Act Federal tax rates are lower, certain expenses will be either reduced or eliminated, causing the Company to have increased taxable income, which may have an adverse effect on our future income tax obligations. We cannot guarantee that the outcomes of these evaluations and continuous examinations will not harm our reported operating results and financial condition.

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

Consumers are increasingly concerned over the security of personal information transmitted over the internet, consumer identity theft and user privacy, and any compromise of customer information could subject us to customer or government litigation and harm our reputation, which could adversely affect our business and growth. Moreover, we could incur significant expenses or disruptions of our operations in connection with system failures or breaches. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of our systems. The costs to us to eliminate or alleviate security problems, viruses and bugs, or any problems associated with our newly transitioned systems or outsourced services could be significant, and the efforts to address these problems could result in interruptions, delays or cessation of service that may impede our sales, distribution or other critical functions. In addition to taking the necessary precautions ourselves, we require that third-party service providers implement reasonable security measures to protect our customers’ identity and privacy as well as credit card information. We do not, however, control these third-party service providers and cannot guarantee that no electronic or physical computer break-ins and security breaches will occur in the future. We could also incur significant costs in complying with the multitude of state, federal and foreign laws regarding the use and unauthorized disclosure of personal information, to the extent they are applicable. In the case of a disaster affecting our information technology systems, we may experience delays in recovery of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support our operations and other breakdowns in normal communication and operating procedures that could materially and adversely affect our financial condition and results of operations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our Annual Report on Form 10-K our assessment of the effectiveness of our internal control over financial reporting. We have dedicated a significant amount of time and resources to ensure compliance with this legislation for the years ended December 31, 2021 and 2020, and will continue to do so for future fiscal periods. We cannot be certain that future material changes to our internal control over financial reporting will be effective. If we cannot adequately maintain the effectiveness of our internal control over financial reporting, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our common stock. Moreover, if we discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price.

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

Rule 3a51-1 of the Exchange Act establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share, subject to a limited number of exceptions, including for having securities registered on certain national securities exchanges. If our common stock were delisted from the NASDAQ, market liquidity for our common stock could be severely and adversely affected.

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

Although our common stock closed at $1.64 per share on March 30, 2022, no assurance can be given that the per share price of our common stock will maintain such levels or that our stock will not be subject to these “penny stock” rules in the future.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.      Properties

We currently lease and maintain our corporate offices and operations facility located at 1333 Broadway, 10th floor, New York, New York. We entered into a lease agreement on July 8, 2015 for such offices of approximately 29,600 square feet of office space. This lease commenced on March 1, 2016 and shall expire on October 30, 2027.

We previously leased approximately 18,500 square feet of office space at 475 Tenth Avenue, 4th Floor, New York, New York; this location represented our former corporate offices and operations facility. We subleased the office space at 475 Tenth Avenue to a third-party subtenant through February 27, 2022, and our lease of this office space expired by its terms on February 28, 2022.

We also lease approximately 1,300 square feet of retail space for a retail store location in Westchester, New York. This lease shall expire on January 31, 2029; however, we are currently in the process of negotiating the termination of this lease.

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

Item 4.       Mine Safety Disclosures

None.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NASDAQ Global Market, under the trading symbol “XELB.”

The table below sets forth the range of quarterly high and low sales prices for our common stock in 2021 and 2020:

December 31, 2021	High	Low
First Quarter	$2.47	$1.19
Second Quarter	$2.99	$1.56
Third Quarter	$2.77	$1.49
Fourth Quarter	$1.98	$1.06

December 31, 2020
First Quarter	$1.60	$0.40
Second Quarter	$1.70	$0.50
Third Quarter	$1.04	$0.65
Fourth Quarter	$1.32	$0.74

Holders

As of December 31, 2021, the number of our stockholders of record was 566 (excluding beneficial owners and any shares held in street name or by nominees).

Dividends

We have never declared or paid any cash dividends on our common stock. In addition, our credit facility limits the amount of cash dividends we may pay while amounts under the credit facility are outstanding. Furthermore, we expect to retain future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our board of directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants, and other factors the board of directors considers relevant.

Securities authorized for issuance under equity compensation plans

2021 Equity Incentive Plan

Our 2021 Equity Incentive Plan, which we refer to as the 2021 Plan, is designed and utilized to enable the Company to offer its employees, officers, directors, consultants, and others whose past, present, and/or potential contributions to the Company have been, are, or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company. The following is a description of the 2021 Plan.

●	The 2021 Plan provides for the grant of stock options, restricted stock, restricted stock units, performance awards, or cash awards (any grant under the 2021 Plan, an “Award”). The stock options may be incentive stock options or non-qualified stock options.
●	A total of 4,000,000 shares of common stock are eligible for issuance under the 2021 Plan.

●	The 2021 Plan may be administered by the Board of Directors (the “Board”) or a committee consisting of two or more members of the Board of Directors appointed by the Board (for purposes of this description, any such committee, a “Committee”).
●	Officers and other employees of our Company or any parent or subsidiary of our Company who are at the time of the grant of an Award employed by us or any parent or subsidiary of our Company are eligible to be granted options or other Awards under the 2021 Plan. In addition, non-qualified stock options and other Awards may be granted under the 2021 Plan to any person, including, but not limited to, directors, independent agents, consultants, and attorneys who the Board or the Committee, as the case may be, believes has contributed or will contribute to our success.
●	With respect to incentive stock options granted to an eligible employee owning stock possessing more than 10% of the total combined voting power of all classes of our stock or the stock of a parent or subsidiary of our Company immediately before the grant (each, a “10% Stockholder”), such incentive stock option shall not be exercisable more than 5 years from the date of grant.
●	The exercise price of a stock option will not be less than the fair market value of the shares underlying the option on the date the option is granted, provided, however, that the exercise price of a stock option granted to a 10% Stockholder may not be less than 110% of such fair market value.
●	Restricted stock awards give the recipient the right to receive a specified number of shares of common stock, subject to such terms, conditions and restrictions as the Board or the Committee, as the case may be, deems appropriate. Restrictions may include limitations on the right to transfer the stock until the expiration of a specified period of time and forfeiture of the stock upon the occurrence of certain events such as the termination of employment prior to expiration of a specified period of time.
●	Restricted stock unit awards will be settled in cash or shares of common stock, in an amount based on the fair market value of our common stock on the settlement date. The RSUs will be subject to forfeiture and restrictions on transferability as set forth in the 2021 Plan and the applicable award agreement and as may be otherwise determined by the Board or the Committee. There were no RSUs outstanding as of December 31, 2021.
●	Certain Awards made under the Plan may be granted so that they qualify as “performance-based compensation” (as this term is used in Internal Revenue Code Section 162(m) and the regulations thereunder) and are exempt from the deduction limitation imposed by Code Section 162(m) (these Awards are referred to as “Performance-Based Awards”). Under Internal Revenue Code Section 162(m), our tax deduction may be limited to the extent total compensation paid to the chief executive officer, or any of the four most highly compensated executive officers (other than the chief executive officer) exceeds $1 million in any one tax year. In accordance with the 2017 Tax Cuts and Jobs Act, the tax deductibility for each of these executives will be limited to $1,000,000 of compensation annually, including any performance-based compensation. Among other criteria, Awards only qualify as performance-based awards if at the time of grant the compensation committee is comprised solely of two or more “outside directors” (as this term is used in Internal Revenue Code Section 162(m) and the regulations thereunder). In addition, we must obtain stockholder approval of material terms of performance goals for such “performance-based compensation.”
●	All stock options and certain stock awards, performance awards, and stock units granted under the Plan, and the compensation attributable to such Awards, are intended to (i) qualify as performance-based awards or (ii) be otherwise exempt from the deduction limitation imposed by Internal Revenue Code Section 162(m).
●	Cash awards may be issued under the 2021 Plan either alone or in addition to or in tandem with other Awards granted under the 2021 Plan or other payments made to a participant not under the 2021 Plan. The Board or Committee shall determine the eligible persons to whom, and the time or times at which, cash awards will be made, the amount that is subject to the cash award, the circumstances and conditions under which such amount shall be paid, in whole or in part, the time of payment, and all other terms and conditions of the Awards. Each cash award shall be confirmed by, and shall be subject to the terms of, an agreement executed

●	No Awards may be granted on or after the tenth anniversary of the effective date of the 2021 Plan.

From time to time, the Company issues stock-based compensation to its officers, directors, employees, and consultants. The maximum term of options granted is generally five years and generally options vest over a period of six months to two years. However, the Board may approve other vesting schedules. Options may be exercised in whole or in part. The exercise price of stock options granted is generally the fair market value of the Company’s common stock on the date of grant.

The fair value of each stock option award is estimated using the Black-Scholes option pricing model based on certain assumptions. The assumption for expected term is based on evaluations of expected future employee exercise behavior. Because of a lack of historical information related to exercise activity, we use the simplified method to determine the expected term. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term at the grant date. The historical volatility of our common stock is used as the basis for the volatility assumption. The Company has never paid cash dividends, and does not currently intend to pay cash dividends, and thus assumes a 0% dividend yield.

The following table sets forth information as of December 31, 2021 regarding compensation plans under which our equity securities are authorized for issuance:

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation Plans (1)	5,747,035	$2.27	4,000,000

(1)   Pursuant to our 2011 and 2021 Equity Incentive Plans.

Recent Sales of Unregistered Securities

There were no sales of unregistered or registered securities during the years ended December 2021 and 2020.

Purchases of equity securities by the issuer and affiliated purchasers

The following table provides information with respect to common stock repurchased by us during the years ended December 31, 2021 and 2020:

			Total Number of Shares
			of Common Stock
	Total Number of		Purchased as
	Shares of	Average	Part of a Publicly
	Common Stock	Price per	Announced
Period	Purchased	Share	Plan or Program
October 1, 2021 to October 31, 2021 (i)	9,187	1.73	—
Total year ended December 31, 2021	9,187	$1.73	—

March 1, 2020 to March 31, 2020 (i)	155,556	0.65	—
May 1, 2020 to May 31, 2020 (i)	87,249	0.98	—
December 1, 2020 to December 31, 2020 (i)	2,478	1.14	—
Total year ended December 31, 2020	245,283	$0.77	—
(i)	The shares were exchanged from employees and directors in connection with the income tax withholding obligations on behalf of such employees and directors from the vesting of restricted stock or the receipt of stock awards.

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our consolidated financial statements and the notes thereto, included in Item 8 of this Annual Report on Form 10-K. This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity and cash flows for the years ended December 31, 2021 and 2020. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning factors that are beyond our control.

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

Xcel was founded in 2011 with a vision to reimagine shopping, entertainment, and social media as one thing. Xcel owns the Isaac Mizrahi, LOGO by Lori Goldstein, Judith Ripka, Halston, C Wonder, and Longaberger brands, pioneering a true omni-channel sales strategy which includes the promotion and sale of products under its brands through interactive television, digital live-stream shopping, brick-and-mortar retail,wholesale, and e-commerce channels.

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

Our vision is intended to reimagine shopping, entertainment, and social media as one thing. By leveraging live streaming, digital, and social media content across all distribution channels, we seek to drive consumer engagement and generate retail sales across our brands. Our strong relationships with leading retailers, interactive television companies, and streaming networks enable us to reach consumers in over 200 million homes worldwide and hundreds of millions of social media followers.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that are the most important to the portrayal of our financial condition and results of operations, and that require our most difficult, subjective, and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. While our significant accounting policies and estimates are described in more detail in the notes to our consolidated financial statements, our most critical accounting policies and estimates, discussed below, pertain to revenue recognition, trademarks and other intangible assets, leases, and income taxes. These include but are not limited to the estimation of the useful lives of our trademarks, the estimation of the future cash flows related to our trademarks, and the estimation of our incremental borrowing rate (for purposes of accounting for leases). In applying such policies, we must use some amounts that are based upon our informed judgments and best estimates. Estimates, by their nature, are based upon judgments and available information. The estimates that we make are based upon historical factors, current circumstances, and the experience and judgment of management. We evaluate our assumptions and estimates on an ongoing basis.

Revenue Recognition

Licensing

In connection with our licensing model, we follow Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606-10-55-65, by which we recognize net licensing revenue at the later of when (1) the subsequent sale or usage occurs or (2) the performance obligation to which some or all of the sales- or usage-based royalty has been allocated is satisfied (in whole or in part). More specifically, we separately identify:

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

Wholesale Sales

We generate revenue through sale of branded jewelry and apparel to both domestic and international customers who, in turn, sell the products to their consumers. We recognize revenue when performance obligations identified under the terms of contracts with our customers are satisfied, which occurs upon the transfer of control of the merchandise in accordance with the contractual terms and conditions of the sale. Shipping to customers is accounted for as a fulfillment activity and is recorded within other selling, general and administrative expenses.

Direct to Consumer Sales

Our revenue associated with our e-commerce jewelry operations and the Longaberger brand is recognized at a point in time when product is shipped to the customer. Shipping to customers is accounted for as a fulfillment activity and is recorded within other selling, general and administrative expenses. Revenue associated with our fine jewelry brick-and-mortar retail store is recognized at the point of sale.

Trademarks and Other Intangible Assets

We follow ASC Topic 350, “Intangibles - Goodwill and Other.” Under this standard, goodwill and indefinite-lived intangible assets are not amortized, but are required to be assessed for impairment at least annually. Our finite-lived intangible assets are amortized over their estimated useful lives. We estimate the useful lives of our intangible assets based principally on our expected use and strategic plans for each asset, our own historical experience with similar assets, and our expectations related to demand, competition, and other economic factors.

We perform our annual quantitative analysis of our indefinite-lived intangible asset as of December 31 each year. There were no impairment charges recorded for our indefinite-lived intangible asset for the years ended December 31, 2021 and 2020.

During the year ended December 31, 2020, delays and uncertainty in implementing the brick-and-mortar retail store strategy for a portion of the Ripka Brand, primarily as a result of the novel coronavirus disease pandemic, indicated that the carrying value of the Ripka Brand trademarks may not be recoverable. Therefore, we performed an impairment test of the related finite-lived intangible assets, and as a result, recorded a $13.0 million impairment charge related to the Ripka Brand trademarks.

No other impairment charges were recorded for intangible assets for the years ended December 31, 2021 and 2020.

Indefinite-Lived Intangible Asset

We test our indefinite-lived intangible asset for recovery in accordance with ASC 820-10-55-3F, which states that the income approach (“Income Approach”) converts future amounts (for example, cash flows) into a single current (that is, discounted) amount. When the Income Approach is used, fair value measurement reflects current market expectations about those future amounts. The Income Approach is based on the present value of future earnings expected to be generated by a business or asset. Income projections for a future period are discounted at a rate commensurate with the degree of risk associated with future proceeds. A residual or terminal value is also added to the present value of the income to quantify the value of the business beyond the projection period. As such, recoverability of such assets is measured by a comparison of the carrying amount of the asset to its expected future discounted net cash flows. If the carrying amount of such assets is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the recoverability of the assets.

We also re-evaluate on an annual basis whether events and circumstances continue to support an indefinite useful life.

Finite-Lived Intangibles

Our finite-lived intangible assets, including Trademarks, are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. An impairment loss is recognized if the carrying amount of a finite-lived intangible asset is not recoverable and its carrying amount exceeds its fair value.

With reference to our finite-lived intangible assets’ impairment process, we group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flows analysis or appraisals.

Leases

We determine if an arrangement is a lease at the inception of the arrangement. At commencement of a lease (i.e., the date on which the lessor makes the underlying asset available for use), we recognize an operating lease right-of-use (“ROU”) asset, representing our right to use the underlying leased asset for the lease term, and a lease liability, representing our obligation to make future lease payments, based on the present value of the remaining lease payments over the lease term. As generally our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We may use the implicit rate when readily determinable. Operating lease ROU assets also include scheduled lease payments made and initial direct costs, and exclude lease incentives and accrued rent. Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating lease payments is generally recognized on a straight-line basis over the lease term.

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

Income Taxes

Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities. Deferred income taxes are determined based on the temporary difference between the financial reporting and tax bases of assets and liabilities using enacted rates in effect during the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. ASC Topic 740, “Accounting for Income Taxes” clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. Tax positions shall initially be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a probability of fifty percent or greater of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2018 through December 31, 2021.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which was subsequently amended in November 2018 through ASU No. 2018-19. This ASU will require entities to estimate lifetime expected credit losses for financial instruments, including trade and other receivables, which will result in earlier recognition of credit losses. In November 2019, the FASB issued ASU No. 2019-10, which, among other things, deferred the application of the new guidance on credit losses for smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We are currently evaluating the new guidance to determine the impact the adoption of this guidance will have on our results of operations, cash flows, and financial condition.

In November 2021, the FASB issued ASU No. 2021-10, “Government Assistance (Topic 823): Disclosures by Business Entities about Government Assistance.” This ASU will require certain financial statement disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. This guidance is effective for financial statements issued for annual periods beginning after December 15, 2021. As this ASU only affects financial statement disclosures, the adoption of this guidance will not have any impact on our results of operations, cash flows, or financial condition.

Recently Adopted Accounting Pronouncements

We adopted ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” effective January 1, 2021. This ASU removes certain exceptions to the general principles in Topic 740, including, but not limited to, intraperiod tax allocations and interim period tax calculations. The ASU also provides additional clarification and guidance related to recognition of franchise taxes and changes in tax laws. The adoption of this new guidance did not have any impact on our results of operations, cash flows, or financial condition.

We adopted ASU No. 2018‑13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” effective January 1, 2020. This ASU adds, modifies, and removes several disclosure requirements relative to the three levels of inputs used to measure fair value in accordance with Topic 820, “Fair Value Measurement.” The adoption of this new guidance did not have any impact on our results of operations, cash flows, or financial condition.

Summary of Operating Results

The consolidated financial statements and related notes included elsewhere in this Form 10-K are as of or for the year ended December 31, 2021 (the “Current Year”), and the year ended December 31, 2020 (the “Prior Year”).

Revenues

Current Year net revenue increased approximately $8.5 million to $37.9 million from $29.4 million for the Prior Year.

Net licensing revenue increased by $1.6 million in the Current Year to approximately $21.8 million, compared with approximately $20.2 million in the Prior Year. This increase in licensing revenue was primarily attributable to the acquisition of the Lori Goldstein brand on April 1, 2021, as well as continued revenue growth under licensing agreements for the Isaac Mizrahi brand, partially offset by a decline in licensing revenue related to the transition of the H Halston brand to a wholesale supply model.

Net sales increased by $6.9 million in the Current Year to $16.1 million, compared with $9.2 million in the Prior Year. Net sales of jewelry – primarily through wholesale distribution, and to a lesser extent through e-commerce and brick-and-mortar retail – comprised nearly half of the overall increase in net product sales. Sales of Longaberger branded products through e-commerce, social commerce, and livestreaming grew by over 270% year-over-year. In addition, wholesale apparel sales contributed significantly to the year-over-year increase in net product sales, as retail sales were severely negatively impacted in the Prior Year period during the initial outbreak of the COVID-19 pandemic.

Cost of Goods Sold

Current Year cost of goods sold was $10.7 million, compared with $5.5 million for the Prior Year due to the higher volumes of product sales in the Current Year. Gross profit (net revenue less cost of goods sold) increased approximately $3.3 million to $27.3 million from $24.0 million in the Prior Year, driven by the combination of the aforementioned increases in both net licensing revenue and net product sales. Gross profit margin from product sales (net sales less cost of goods sold, divided by net sales) declined from approximately 41% in the Prior Year to approximately 34% in the Current Year, primarily due to increased freight costs and other supply costs to source products.

Operating Costs and Expenses

Operating costs and expenses decreased approximately $0.6 million from $40.4 million in the Prior Year to $39.8 million in the Current Year.

This decrease in operating costs and expenses was mainly driven by lower non-cash impairment charges of $13.1 million recorded in the Prior Year (primarily related to the Ripka Brand trademarks) compared with $1.4 million in the Current Year (related to our brick-and-mortar fine jewelry retail store, which we subsequently closed in 2022). This decrease was partially offset by the combination of (i) a $4.5 million increase in selling, general and administrative expenses, which was primarily attributable to increased marketing, advertising and public relations expenses, and higher warehouse and logistics costs, partially offset by lower bad debt expense; (ii) a $3.5 million increase in salaries, benefits and employment taxes, which was primarily attributable to the combination of post-COVID normalized salary costs and costs associated with the Lori Goldstein brand; and (iii) the Prior Year benefit of government assistance received through the Paycheck Protection Program in 2020, for which the Company recognized $1.8 million as a reduction to Prior Year operating costs and expenses. Also significantly offsetting the aforementioned decrease in operating costs and expenses was a $1.3 million increase in depreciation and amortization expense, primarily related to the Lori Goldstein brand trademarks acquired on April 1, 2021.

Other Income

During the Prior Year, we recognized a $0.05 million net gain on the sale of certain assets related to the Longaberger brand.

Interest and Finance Expense

Interest and finance expense for the Current Year was $3.6 million, compared with $1.2 million for the Prior Year.

This increase of approximately $2.4 million was primarily attributable to $1.5 million of losses on the extinguishment of debt recognized in the Current Year as a result of the new term loan financing agreements entered into on April 14, 2021 and December 30, 2021. The increase in interest and finance expense was also partially attributable to the fact that the new term loan agreements entered into during the Current Year resulted in a higher outstanding principal balance at a higher interest rate as compared with the previous loan agreement.

Income Tax Benefit

The effective income tax benefit rate for the Current Year was approximately 19.3% resulting in a $3.1 million income tax benefit. During the Current Year, the effective tax rate was impacted by the impact of stock-based compensation, which decreased the effective rate by approximately 5.6%. The effective tax rate was also impacted by recurring permanent differences; the largest such recurring permanent differences were state and local tax provisions, which increased the effective rate in 2021 by approximately 4.6%, and disallowed excess compensation, which decreased the effective rate in 2021 by approximately 0.7%.

The effective income tax benefit rate for the Prior Year was approximately 25.9% resulting in a $4.5 million income tax benefit. During the Prior Year, the effective tax rate was impacted by the vesting of restricted shares of common stock. The excess tax deficiencies were treated as a discrete item in the determination of the tax provision, and decreased the effective rate by approximately 1.9%. The effective tax rate was also impacted by recurring permanent differences, which, based on the amount of income before income taxes compared to the permanent differences, increased the effective rate in 2020 by approximately 4.0%. The largest such recurring permanent differences were state and local tax provisions, which increased the effective rate in 2020 by approximately 4.5%, and disallowed excess compensation, which decreased the effective rate in 2020 by approximately 0.5%. Also impacting the effective rate for 2020 was the addback impact of the Paycheck Protection Program, which increased the effective rate by approximately 2.2%.

Net Loss

We had a net loss of approximately $13.0 million for the Current Year, compared with a net loss of approximately $13.1 million for the Prior Year, as a result of the factors discussed above.

Non-GAAP Net Income, Non-GAAP Diluted EPS and Adjusted EBITDA

We had a non-GAAP net loss of $6.2 million or $(0.32) per share (“non-GAAP diluted EPS”) based on 19,455,987 weighted average shares outstanding for the Current Year, compared with non-GAAP net income of $1.8 million, or $0.10 per share based on 19,152,569 weighted average shares outstanding for the Prior Year. Non-GAAP net income is a non-GAAP unaudited term, which we define as net income (loss) attributable to Xcel Brands, Inc. stockholders, exclusive of amortization of trademarks, stock-based compensation, loss on extinguishment of debt, gain on sales of assets, costs (recoveries) in connection with potential acquisitions, certain adjustments to the provision for doubtful accounts related to the bankruptcy of and economic impact on certain retail customers due to the COVID-19 pandemic, asset impairments, and deferred income taxes. Non-GAAP net income and non-GAAP diluted EPS measures do not include the tax effect of the aforementioned adjusting items, due to the nature of these items and the Company’s tax strategy.

We had Adjusted EBITDA of approximately $(2.5) million for the Current Year, compared with Adjusted EBITDA of approximately $4.1 million for the Prior Year. Adjusted EBITDA is a non-GAAP unaudited measure, which we define as net income (loss) attributable to Xcel Brands, Inc. stockholders before depreciation and amortization, interest and finance expenses (including loss on extinguishment of debt, if any), income taxes, other state and local franchise taxes, stock-based compensation, gain on sale of assets, costs (recoveries) in connection with potential acquisitions, asset impairments, and certain adjustments to the provision for doubtful accounts related to the bankruptcy of and economic impact on certain retail customers due to the COVID-19 pandemic.

Management uses non-GAAP net income, non-GAAP diluted EPS, and Adjusted EBITDA as measures of operating performance to assist in comparing performance from period to period on a consistent basis and to identify business trends relating to the Company’s results of operations. Management believes non-GAAP net income, non-GAAP diluted EPS, and Adjusted EBITDA are also useful because these measures adjust for certain costs and other events that management believes are not representative of our core business operating results, and thus these non-GAAP measures provide supplemental information to assist investors in evaluating the Company’s financial results. The Company incurred certain costs in the Prior Year which it could have eliminated but elected not to do so in light of government assistance received through the Paycheck Protection Program under the CARES Act (the “PPP Benefit”), which represents a cash benefit directly related to the Company’s operating expenses incurred. Accordingly, the PPP Benefit is not considered a reconciling item for purposes of the computation of non-GAAP net income and Adjusted EBITDA. Adjusted EBITDA is the measure used to calculate compliance with the EBITDA covenant under our term loan agreement.

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

The following table is a reconciliation of net loss attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net (loss) income:

	Year Ended December 31,
($ in thousands)	2021	2020
Net loss attributable to Xcel Brands, Inc. stockholders	$(12,184)	$(12,936)
Asset impairments	1,372	13,113
Amortization of trademarks	5,435	4,432
Stock-based compensation	720	850
Loss on extinguishment of debt	1,516	—
(Recovery of) costs in connection with potential acquisition	—	(158)
Certain adjustments to provision for doubtful accounts	132	971
Gain on sale of assets	—	(46)
Deferred income tax benefit	(3,192)	(4,382)
Non-GAAP net (loss) income	$(6,201)	$1,844

The following table is a reconciliation of diluted (loss) earnings per share to non-GAAP diluted EPS:

	Year Ended December 31,
	2021	2020
Diluted loss per share attributable to Xcel Brands, Inc. stockholders	$(0.63)	$(0.68)
Asset impairments	0.07	0.69
Amortization of trademarks	0.28	0.23
Stock-based compensation	0.04	0.04
Loss on extinguishment of debt	0.08	—
(Recovery of) costs in connection with potential acquisition	—	(0.01)
Certain adjustments to provision for doubtful accounts	0.01	0.05
Gain on sale of assets	—	0.00
Deferred income tax benefit	(0.17)	(0.22)
Non-GAAP diluted EPS	$(0.32)	$0.10
Diluted weighted average shares outstanding	19,455,987	19,152,569

The following table is a reconciliation of basic weighted average shares outstanding to non-GAAP diluted weighted average shares outstanding:

	Year Ended December 31,
	2021	2020
Basic weighted average shares	19,455,987	19,117,460
Effect of exercising warrants	—	490
Effect of exercising stock options	—	34,619
Non-GAAP diluted weighted average shares outstanding	19,455,987	19,152,569

As a result of the non-GAAP net loss for the Current Year, the non-GAAP diluted weighted average shares outstanding for the Current Year excludes the effect of exercising warrants and stock options, as such effect would be anti-dilutive.

The following table is a reconciliation of net loss attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Year Ended December 31,
($ in thousands)	2021	2020
Net loss attributable to Xcel Brands, Inc. stockholders	$(12,184)	$(12,936)
Asset impairments	1,372	13,113
Depreciation and amortization	6,830	5,497
Interest and finance expense	3,579	1,193
Income tax benefit	(3,106)	(4,518)
State and local franchise taxes	142	145
Stock-based compensation	720	850
(Recovery of) costs in connection with potential acquisition	—	(158)
Certain adjustments to provision for doubtful accounts	132	971
Gain on sale of assets	—	(46)
Adjusted EBITDA	$(2,515)	$4,111

Liquidity and Capital Resources

General

As of December 31, 2021 and 2020, our cash and cash equivalents were $4.5 million and $5.0 million, respectively. Restricted cash at December 31, 2021 and 2020 consisted of $0.7 million and $1.1 million, respectively, of cash deposited as collateral for an irrevocable standby letter of credit associated with the lease of our current corporate office and operating facility.

Our principal capital requirements have been to fund working capital needs, acquire new brands, and to a lesser extent, capital expenditures. Notwithstanding our recent investments in our ERP system and our brick-and-mortal retail store, our business operating model generally does not require material capital expenditures, and as of December 31, 2021, we have no significant commitments for future capital expenditures. Material cash requirements from known contractual and other obligations are discussed under “Obligations and Commitments” below.

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

Working Capital

Our working capital (current assets less current liabilities, excluding the current portion of lease obligations and any contingent liabilities payable in common stock) was $7.9 million as of both December 31, 2021 and 2020. Commentary on components of our cash flows for the Current Year compared with the Prior Year is set forth below.

Operating Activities

Net cash (used in) provided by operating activities was approximately $(6.6) million and $3.2 million in the Current Year and Prior Year, respectively.

The Current Year’s cash used in operating activities was primarily attributable to the combination of the net loss of $(13.0) million plus non-cash expenses of approximately $7.7 million, and a net change in operating assets and liabilities of approximately $(1.2) million. Non-cash net expenses were primarily comprised of $6.8 million of depreciation and amortization, $1.4 million of asset impairment charges, $0.3 million of amortization of deferred finance costs, a $1.5 million loss on extinguishment of debt, $0.7 million of stock-based compensation, and $(3.2) million of deferred income tax benefit. The net change in operating assets and liabilities notably included a decrease in accounts receivable of $1.1 million, an increase in inventory of $(2.2) million, an increase in prepaid expenses and other assets of $(0.8) million, and an increase in accounts payable, accrued expenses and other current liabilities of $1.2 million. The changes in accounts receivable and payable were primarily related to the timing of collections and payments, while the change in inventory is primarily related to expected increases in wholesales, including our drop-ship programs, and an increase in our direct-to-consumer businesses.

The Prior Year’s cash provided by operating activities was primarily attributable to the combination of the net loss of $(13.1) million plus non-cash expenses of approximately $16.2 million, and a net change in operating assets and liabilities of approximately $0.1 million. The net loss of $(13.1) million included $1.8 million of government assistance received through the PPP under the CARES Act, which was recognized as a reduction to Current Year expenses for which the program was intended to compensate. Non-cash net expenses were primarily comprised of a $13.0 million intangible asset impairment charge, $5.5 million of depreciation and amortization, $1.0 million of bad debt expense, $0.9 million of stock-based compensation, and $(4.4) million of deferred income tax benefit. The net change in operating assets and liabilities included a decrease in accounts receivable of $0.7 million, an increase in inventory of $(0.3) million, a decrease in prepaid expenses and other assets of $0.6 million, and a decrease in accounts payable, accrued expenses and other current liabilities of $(0.5) million, all of which are primarily due to timing of collections and payments, and cash paid in excess of rent expense of $(0.4) million.

Investing Activities

Net cash used in investing activities for the Current Year was approximately $4.8 million, which was primarily attributable to the acquisition of the Lori Goldstein brand on April 1, 2021, and, to a lesser extent, to capital expenditures relating to the fit-out and furnishing of our new Judith Ripka fine jewelry retail store.

Net cash used in investing activities for the Prior Year was approximately $0.7 million, primarily attributable to capital expenditures, a substantial portion of which related to the implementation of our ERP system.

Financing Activities

Net cash provided by financing activities for the Current Year was approximately $10.5 million, and was primarily attributable to a net increase in debt obligations of $13.5 million, due to debt refinancing transactions entered into on April 14, 2021 and December 30, 2021, as well as cash contributions received from the non-controlling interest holder in Longaberger Licensing, LLC of $1.0 million. These sources of cash were partially offset by deferred finance costs and other fees paid in connection with the aforementioned debt refinancing transactions of $(2.7) million, and principal payments made on term loan debt of $(1.3) million during the year.

Net cash used in financing activities for the Prior Year was approximately $(2.2) million, and was primarily attributable to payments made on long-term debt obligations of $(2.3) million, cash contributions received from the non-controlling interest holder in Longaberger Licensing, LLC of $0.3 million, and $(0.2) million of shares repurchased related to vested restricted stock in exchange for withholding taxes.

Obligations and Commitments

Term Loan Debt and Revolving Loan Debt

Previous Term Loan Debt

On February 11, 2019, the Company entered into an amended loan agreement with Bank Hapoalim B.M. (“BHI”), which amended and restated a prior term loan with BHI. Under that amended loan agreement, the aggregate amount of all the term loans extended by BHI to Xcel was $22.0 million, which amount was divided into two term loans: (1) a term loan in the amount of $7.3 million and (2) a term loan in the amount of $14.7 million. These two term loans bore interest at a fixed rate of 5.1% and 6.25% per annum, respectively. Such loan agreement was subsequently amended on April 13, 2020 and again on August 18, 2020; such amendments changed the timing and amount of quarterly installment payments, but did not change the total principal balance, interest rate, or maturity date. These amendments during 2020 were accounted for as debt modifications and, accordingly, no gain or loss was recorded.

April 2021 Term Loan Debt

On April 14, 2021, Xcel, as Borrower, and its wholly-owned subsidiaries entered into a Loan and Security Agreement (the “Loan Agreement”) with BHI as administrative agent and collateral agent, FEAC Agent, LLC (“FEAC”) as co-collateral agent, and the financial institutions party thereto as lenders. Pursuant to the Loan Agreement, the lenders made two term loans: (1) a term loan in the amount of $10.0 million (“Term Loan A”) and (2) a term loan in the amount of $15.0 million (“Term Loan B” and, together with Term Loan A, the “Term Loans”).

The Loan Agreement also provided that the lenders make available to Xcel a revolving loan facility in an amount up to $4.0 million on a discretionary basis, but not to exceed 85% of the amount of eligible accounts receivable, as defined.

Management assessed and determined that this new agreement resulted in an extinguishment of the previous term loan debt, and accordingly recognized a loss of approximately $0.82 million (consisting of $0.09 million of unamortized deferred finance costs and $0.73 million of breakage fees owed to the old lender under the terms of the previous debt agreement) during the Current Year. Approximately $367,000 of such aforementioned breakage fees were paid at time of extinguishment, with the remaining $367,000 of such fees payable in three equal payments on each of May 1, 2022, 2023, and 2024.

Upon entering into the Loan Agreement, Xcel paid a 2.5% closing fee in the amount of $0.625 million to the administrative agent for the benefit of each lender having a term loan commitment; the Company also paid approximately $0.6 million of various legal and other fees in connection with the execution of the Loan Agreement. These fees and costs totaling approximately $1.2 million were deferred on the Company’s balance sheet as a reduction of the carrying value of the Term Loans, to be subsequently amortized to interest expense over the term of the Term Loans using the effective interest method.

The Term Loans were to mature on April 14, 2025, with principal payable in 16 quarterly installments of $625,000 on each of March 31, June 30, September 30, and December 31 of each year, commencing on June 30, 2021 and ending on March 31, 2025, with a final payment of $15.0 million on the maturity date of April 14, 2025. The Company made the required principal payments on June 30, 2021 and September 30, 2021 (totaling $1.25 million) as scheduled.

Interest on Term Loan A accrued at LIBOR plus 4.0% per annum, and interest on the Term Loan B accrued at LIBOR plus 8.0% per annum. Interest on the Loans was paid on the last business day of each calendar month. Base Rate was defined in the Loan Agreement as the greater of (a) BHI’s stated prime rate or (b) 2.00% per annum plus the overnight federal funds rate published by the Federal Reserve Bank of New York. LIBOR was defined in the Loan Agreement as the greater of (a) the rate of interest per annum for deposits in dollars for an interest period equal to one month as published by ICE Benchmark Administration Limited or a comparable or successor quoting service at approximately 11:00 a.m. (London time) on such date of determination or (b) 1.0% per annum.

The Loan Agreement also contained customary covenants, including reporting requirements, trademark preservation, and financial covenants (on a consolidated basis with Xcel and its wholly-owned subsidiaries).

The Company, BHI, FEAC, and the lenders subsequently amended the Loan Agreement multiple times during 2021 – on August 12, 2021, September 29, 2021, and November 12, 2021. While these amendments modified financial covenants and/or adjusted the maximum amount available under the revolving loan facility, there were no changes made to the total principal balance, interest rate, maturity date, or any other terms of the Loan Agreement.

Also, under the terms of the April 2021 Loan Agreement, the lenders made a revolving loan facility available to Xcel. On June 24, 2021, we borrowed $1.5 million under the aforementioned revolving loan facility, and on September 30, 2021, we borrowed $998,000 under the revolving loan facility. We repaid the outstanding balance in full on December 30, 2021. The revolving loan facility bore interest at a rate of 4.75% per annum, and we incurred related interest expense of approximately $0.05 million for the Current Year. As of December 31, 2021, we no longer had access to a revolving loan facility under the terms of the new loan agreement entered into on December 30, 2021 (as described below).

December 2021 Term Loan Debt

On December 30, 2021, Xcel, as Borrower, and its wholly-owned subsidiaries, IM Brands, LLC, JR Licensing, LLC, H Licensing, LLC, C Wonder Licensing, LLC, Xcel Design Group, LLC, Judith Ripka Fine Jewelry, LLC, H Heritage Licensing, LLC, Xcel-CT MFG, LLC and Gold Licensing, LLC, as Guarantors (each a “Guarantor” and collectively, the “Guarantors”), entered into a Loan and Security Agreement (the “New Loan Agreement”) with FEAC, as lead arranger and as administrative agent and collateral agent for the lenders party to the New Loan Agreement, and the financial institutions party thereto as lenders (the “Lenders”). Pursuant to the New Loan Agreement, the Lenders made a term loan in the aggregate amount of $29.0 million (the “New Term Loan”). The proceeds of the New Term Loan were used for the purpose of refinancing existing indebtedness (i.e., the April 2021 Term Loan debt), to pay fees, costs, and expenses incurred in connection with entering into the New Loan Agreement, and for working capital purposes.

The New Loan Agreement also provides that Xcel may request the Lenders make incremental term loans of up to $25.0 million (the “Incremental Term Loans”). The terms and conditions of the Incremental Term Loans will be agreed in an amendment to the New Loan Agreement prior to the funding by the Incremental Term Loans.

Management assessed and determined that the New Loan Agreement resulted in an extinguishment of the April 2021 Term Loan debt, and accordingly recognized a loss of approximately $0.74 million (consisting of $0.92 million of unamortized deferred finance costs and $(0.18) of net fees owed to BHI less refunds of certain costs related to the April 2021 Term Loan debt) during the Current Year.

Upon entering into the New Loan Agreement, Xcel paid a 1.75% closing fee to FEAC for the benefit of the Lenders; the Company also paid approximately $0.5 million of various legal and other fees in connection with the execution of the New Loan Agreement. These fees and costs totaling approximately $1.0 million have been deferred on the Company’s balance sheet as of December 31, 2021 as a reduction of the carrying value of the New Term Loan, to be subsequently amortized to interest expense over the term of the New Term Loan using the effective interest method.

The New Term Loan matures on April 14, 2025. Principal on the New Term Loan is payable in quarterly installments of $625,000 on each of March 31, June 30, September 30 and December 31 of each year, commencing on March 31, 2022 and ending on March 31, 2025, with a final payment of $20,875,000 on the maturity date of April 14, 2025.

Thus, the aggregate remaining annual principal payments under the New Term Loan at December 31, 2021 were as follows:

Amount of
($ in thousands)	Principal
Year Ending December 31,	Payment
2022	$2,500
2023	2,500
2024	2,500
2025	21,500
Total	$29,000

Xcel has the right upon thirty (30) days prior written notice to prepay all or any portion of the New Term Loan or Incremental Term Loans and accrued and unpaid interest thereon; provided that any prepayment shall be applied first to prepay the New Term Loan in full and second to the Incremental Term Loans.

If the New Term Loan is prepaid in whole or in part on or prior to the second anniversary of the closing date (including as a result of an event of default), Xcel shall pay a prepayment premium as follows: an amount equal to the principal amount of the New Term Loan prepaid multiplied by: (i)  five percent (5.00%) if such prepayment occurs on or before the first anniversary of the closing date; (ii) two percent (2.00%) if such prepayment occurs at any time after the first anniversary of the closing date and on or prior to the second anniversary of the closing date; and (iii) one percent (1.00%) if such prepayment occurs at any time after the second anniversary of the closing date.

Xcel’s obligations under the New Loan Agreement are guaranteed by the Guarantors and secured by all of the assets of Xcel and the Guarantors (as well as any subsidiary formed or acquired that becomes a credit party to the Loan Agreement) and, subject to certain limitations contained in the New Loan Agreement, equity interests of the Guarantors (as well as any subsidiary formed or acquired that becomes a credit party to the New Loan Agreement).

Xcel also granted the Lenders a right of first offer to finance any acquisition for which the consideration therefore will be paid other than by cash of Xcel or the Guarantors, the issuance of equity interest of Xcel or the issuance of notes to the applicable seller.

The New Loan Agreement contains customary covenants, including reporting requirements, trademark preservation, and the following financial covenants of Xcel (on a consolidated basis with the Guarantors and any subsidiaries subsequently formed or acquired that become a credit party under the Loan Agreement):

●	liquid assets of at least (i) $2.5 million during the first fiscal month of each fiscal quarter if cash payments from revenue licenses during the immediately succeeding 30 days are expected to be at least $4.0 million, and (ii) $3.0 million at all other times;
●	a fixed charge coverage ratio of not less than 1.00 to 1.00 for the fiscal quarter ending September 30, 2022, and for the twelve fiscal month period ending at the end of each fiscal quarter commencing with the fiscal quarter ending December 31, 2022;
●	a loan to value ratio not to exceed 50% at all times;
●	minimum revenues as set forth below:

Fiscal Period	Minimum Revenue
April 1, 2021 - December 31, 2021	$16,445,000
For the trailing twelve month period ending March 31, 2022	$23,500,000
For the trailing twelve month period ending June 30, 2022	$24,491,000
For the trailing twelve month periods ending September 30, 2022 and each fiscal quarter end thereafter	$25,000,000

●	the sum of (i) the eligible inventory plus (ii) eligible cash on hand to the extent not used to satisfy the Minimum Accounts Amount (as defined below) plus (iii) the eligible accounts to the extent not used to satisfy the Minimum Accounts Amount (as defined below) of at least $1.25 million at all times (“Minimum Inventory Amount”), and the sum of (i) the eligible accounts plus (ii) eligible cash on hand to the extent not used to satisfy the Minimum Inventory Amount of at least $1.5 million at all times (“Minimum Accounts Amount”); and
●	Adjusted EBITDA of at least $2.0 million for the 6 fiscal month period ending June 30, 2022.

The Company was in compliance with all applicable covenants under the Loan Agreement as of and for the fiscal year ended December 31, 2021.

Interest on the New Term Loan accrues at “LIBOR” plus 7.5% per annum, and is payable on the last business day of each calendar month. “LIBOR” is defined in the New Loan Agreement as the greater of (a) the rate of interest per annum for deposits in dollars for an interest period equal to three months as published by Bloomberg or a comparable or successor quoting service at approximately 11:00 a.m. (London time) two business days prior to the last business day of each calendar month and (b) 1.0% per annum.

For the Current Year and Prior Year, the Company incurred interest expense of approximately $1.9 million and $1.2 million, respectively, related to term loan debt. The effective interest rate related to term loan debt was approximately 8.7% and 6.7% for the Current Year and Prior Year, respectively.

Contingent Obligations – Halston Heritage Earn-Out

In connection with the February 11, 2019 purchase of the Halston Heritage trademarks from the H Company IP, LLC (“HIP”), the Company agreed to pay HIP additional consideration (the “Halston Heritage Earn-Out”) of up to $6.0 million, based on royalties earned through December 31, 2022. The Halston Heritage Earn-Out of $0.9 million is recorded as a long-term liability as of December 31, 2021 and 2020 in the accompanying consolidated balance sheets, based on the difference at the date of acquisition between the fair value of the acquired assets of the Halston Heritage Trademarks and the total consideration paid.

The Halston Heritage Earn-Out is generally required to be paid in shares of our common stock, subject to certain limitations. Payment of this obligation in stock would not affect our liquidity.

Contingent Obligation – Lori Goldstein Earn-Out

In connection with the April 1, 2021 purchase of the Lori Goldstein trademarks (see Note 3 of the financial statements for additional information), the Company agreed to pay the seller additional cash consideration of up to $12.5 million, based on royalties earned during the six calendar year period commencing in 2021. The Lori Goldstein Earn-Out of $6.6 million is recorded as a long-term liability at December 31, 2021 in the accompanying consolidated balance sheet, based on the difference at the date of acquisition between the fair value of the acquired assets of the Lori Goldstein brand and the total consideration paid.

Real Estate Leases

As described in Item 2 of this Annual Report on Form 10-K, as of December 31, 2021 we had real estate leases for our current office, former office, and a retail store location, with remaining lease terms between approximately two months to seven years. We recorded an impairment charge related to the right-of-use asset for the retail store as of December 31, 2021, subsequently closed the retail store in 2022, and are currently in the process of negotiating the termination of the retail store lease; however, the lease liability for the retail store remains on our consolidated balance sheet as a liability and is included in the future payment obligations set forth below.

Future payments under our real estate leases are expected to be approximately $1.7 million for the year ending December 31, 2022, $1.7 million for each of the years ending December 31, 2023 – 2026, and $2.0 million thereafter.

Employment Contracts

We have entered into contracts with certain executives and key employees. The future minimum payments under these contracts is expected to be approximately $2.4 million and is expected to be paid in 2022.

Other Factors

We continue to seek to expand and diversify the types of licensed products being produced under our brands. We plan to continue to diversify the distribution channels within which licensed products are sold, in an effort to reduce dependence on any particular retailer, consumer, or market sector within each of our brands. The Mizrahi brand, Lori Goldstein brand, Halston brand, and C Wonder brand have a core business in fashion apparel and accessories. The Ripka brand is a fine jewelry business, and the Longaberger brand focuses on home good products, which we believe helps diversify our industry focus while at the same time complements our business operations and relationships.

We continue to work towards expanding our wholesale and e-commerce businesses, and complement these operations with our licensing business.

In addition, we continue to seek new opportunities, including expansion through interactive television, our design, production and supply chain platform, additional domestic and international licensing arrangements, and acquiring additional brands. In April 2021, we acquired the Lori Goldstein brand, which is currently available and sold to consumers through Qurate’s QVC channel.

However, the impacts of the ongoing COVID-19 pandemic are broad reaching and are having an impact on our licensing and wholesale businesses. This global pandemic is impacting our supply chain, and temporary factory closures and the pace of workers returning to work have impacted our contract manufacturers’ ability to source certain raw materials and to produce finished goods in a timely manner. The pandemic is also impacting distribution and logistics providers' ability to operate in the normal course of business. In addition, COVID-19 has resulted in a sudden and continuing decrease in sales for many of our products, resulting in order cancellations. Further, the global pandemic has affected the financial health of certain of our customers, and the bankruptcy of certain other customers, including Lord & Taylor and Le Tote, Stein Mart, and Century 21, from which we had an aggregate of approximately $1.4 million of accounts receivable due at December 31, 2021. As a result, we have recognized an allowance for doubtful accounts of approximately $1.1 million as of December 31, 2021, and may be required to make additional adjustments for doubtful accounts which would increase our operating expenses in future periods and negatively impact our operating results, and could result in our failure to meet financial covenants under our credit facility. Financial impacts associated with the COVID-19 pandemic include, but are not limited to, lower net sales, adjustments to allowances for doubtful accounts due to customer bankruptcy or other inability to pay their amounts due to vendors, the delay of inventory production and fulfillment, potentially further impacting net sales, and potential incremental costs associated with mitigating the effects of the pandemic, including increased freight and logistics costs and other expenses. The impact of the COVID-19 pandemic is expected to continue to have an adverse effect on our operating results, which could result in our inability to comply with certain debt covenants and require our lenders to waive compliance with, or agree to amend, any such covenant to avoid a default. The COVID-19 global pandemic is ongoing, and its dynamic nature, including uncertainties relating to the severity and duration of the pandemic, as well as actions that would be taken by governmental authorities to contain the pandemic or to treat its impact, makes it difficult to forecast any effects on our 2022 results. However, as of the date of this filing, we expect our results for some portion of 2022 to be affected.

In addition, the global shipping industry is currently experiencing challenges related to port delays and tight availability for carriers and containers. This situation has negatively impacted our supply chain partners, including third party manufacturers, logistics providers, and other vendors, as well as the supply chains of our licensees, and has resulted in increased cost of supply and freight costs for us and our licensees. Such higher costs are currently expected to continue for at least some portion of 2022.

Our long-term success, however, will still remain largely dependent on our ability to build and maintain our brands’ awareness and continue to attract wholesale and direct-to-consumer customers, and contract with and retain key licensees, as well as our and our licensees’ ability to accurately predict upcoming fashion and design trends within their respective customer bases and fulfill the product requirements of the particular retail channels within the global marketplace. Unanticipated changes in consumer fashion preferences and purchasing patterns, slowdowns in the U.S. economy, changes in the prices of supplies, consolidation of retail establishments, and other factors noted in “Risk Factors” could adversely affect our licensees’ ability to meet and/or exceed their contractual commitments to us and thereby adversely affect our future operating results.

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

Item 8.      Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Xcel Brands, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Xcel Brands, Inc. and Subsidiaries (the “Company”) as of December 31, 2021, the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Tradename Impairment Testing – Refer to Note 2 and Note 4 to the Consolidated Financial Statements

Description of the Matter

The Company evaluates indefinite-lived intangible assets for impairment annually by comparing the carrying values to their estimated fair values as of the evaluation dates unless an interim evaluation is required due to the presence of indictors that the tradenames may be impaired. The Company uses the income approach using a discounted cash flow model to value the indefinite-lived tradename, comparing its fair value to carrying value to determine impairment. If the carrying value of this asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds fair value.

As of December 31, 2021, the Company had one indefinite-lived tradename (Isaac Mizrahi Brand) with a carrying value of $44,500,000.

We identified the Company’s indefinite-lived tradename impairment evaluation as a critical audit matter. Auditing the Company’s tradename impairment evaluation was complex and subjective due to the significant estimation required to determine the forecasted cash flows used in the Company’s evaluation. Specifically, the forecasted cash flows are sensitive to significant assumptions such as revenue growth rates, including the terminal growth rates, margins, expenses, and discount rates, all of which are affected by expected future market or economic conditions, including the effects of the global pandemic. In addition, our audit effort involved the use of professionals within our firm with specialized skill and knowledge in valuation methods and models.

How We Addressed the Matter in our Audit

The primary procedures we performed, with the assistance of professionals within our firm with specialized skills and knowledge in valuation methods and models, where necessary, to address this critical audit matter included the following, among others. (1) We evaluated the Company’s forecasted revenue (2) Evaluated the guideline companies used that operated in similar industries. (3) The Company used the appropriate modified capital asset pricing model and a weighted average cost of capital. (4) We performed independent calculations to evaluate the sensitivity of the key assumptions used by management.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY

April 14, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Xcel Brands, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Xcel Brands, Inc. and Subsidiaries (the “Company”) as of December 31, 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

The primary procedures we performed to address this critical audit matter included the following.

●	We obtained an understanding of and evaluated the Company’s process to estimate future cashflows, including methods, data, and significant assumptions used in developing the discounted cashflow analysis as well as the completeness and accuracy of the underlying data used by the Company in its analysis.

●	We evaluated the reasonableness of the Company’s forecasted revenues, operating results, and cash flows by comparing those forecasts to the underlying business strategies and growth plans, including existing license arrangements. In addition, we performed a sensitivity analysis related to the key inputs to forecasted cash flows, including revenue growth rates, margins, and discount rates, to evaluate whether the changes in the assumptions would result in a material change in fair value of the tradenames.

●	We evaluated management’s ability to estimate future cash flows by comparing the Company’s historical forecasted sales, operating results, and cash flow forecasts to actual results. We also considered management's ability to estimate license renewals by examining historical renewal rates.

●	With the assistance of our firm’s valuation professionals, we evaluated the reasonableness of the Company’s discounted cash flow models, including the terminal value and discount rates assumptions.

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

The primary procedures we performed to address this critical audit matter included the following.

●	We obtained an understanding of and tested the company’s process to identify events and circumstances that would raise substantial doubt about the Company’s ability to continue as a going concern and process to estimate future cashflows, including methods, data, and significant assumptions used in developing the future cashflows, as well as the completeness and accuracy of the underlying data used by the Company in its analyses.

●	We evaluated the reasonableness of the following significant assumptions made by management, including:

o	The Company’s forecasted revenues and cash flows by comparing those forecasts to the underlying business strategies and growth plans, including existing license arrangements;

o	Management’s ability to estimate future cash flows, including forecasted revenues, by comparing the Company’s historical cash flow forecasts to actual results. We also considered management's ability to estimate license renewals by examining historical renewal rates.; and

o	We performed a sensitivity analysis related to the key inputs to forecasted cash flows, including revenue growth rates and cost saving measures, to evaluate the impact of COVID-19 on the Company’s future cash flows and how the Company’s strategy mitigates the impact.

/s/ CohnReznick LLP

New York, New York

April 14, 2022

Xcel Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2021	December 31, 2020
Assets
Current Assets:
Cash and cash equivalents	$4,483	$4,957
Accounts receivable, net of allowances of $1,090 and $1,151, respectively	7,640	8,889
Inventory	3,375	1,216
Prepaid expenses and other current assets	1,681	1,085
Total current assets	17,179	16,147
Non-current Assets:
Property and equipment, net	2,549	3,367
Operating lease right-of-use assets	6,314	8,668
Trademarks and other intangibles, net	98,304	93,535
Restricted cash	739	1,109
Deferred tax assets, net	141	—
Other assets	555	228
Total non-current assets	108,602	106,907

Total Assets	$125,781	$123,054

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$6,233	$4,442
Accrued payroll	577	973
Current portion of operating lease obligations	1,207	2,101
Current portion of long-term debt	2,500	2,800
Total current liabilities	10,517	10,316
Long-Term Liabilities:
Long-term portion of operating lease obligations	7,252	8,469
Long-term debt, net, less current portion	25,531	13,838
Contingent obligations	7,539	900
Deferred tax liabilities, net	—	3,052
Other long-term liabilities	—	224
Total long-term liabilities	40,322	26,483
Total Liabilities	50,839	36,799

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, and 19,571,119 and 19,260,862 shares issued and outstanding at December 31, 2021 and 2020, respectively	20	19
Paid-in capital	103,039	102,324
Accumulated deficit	(28,779)	(16,595)
Total Xcel Brands, Inc. stockholders' equity	74,280	85,748
Noncontrolling interest	662	507
Total Stockholders' Equity	74,942	86,255

Total Liabilities and Stockholders' Equity	$125,781	$123,054

See accompanying Notes to Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Year Ended
	December 31,
	2021	2020
Revenues
Net licensing revenue	$21,876	$20,255
Net sales	16,056	9,193
Net revenue	37,932	29,448
Cost of goods sold	10,667	5,456
Gross profit	27,265	23,992

Operating costs and expenses
Salaries, benefits and employment taxes	16,535	13,061
Other selling, general and administrative expenses	14,364	9,743
Stock-based compensation	720	850
Depreciation and amortization	6,830	5,497
Government assistance - Paycheck Protection Program and other	—	(1,816)
Asset impairment charges	1,372	13,113
Total operating costs and expenses	39,821	40,448

Other income	—	46

Operating loss	(12,556)	(16,410)

Interest and finance expense
Interest expense - term loan debt	1,916	1,220
Other interest and finance charges (income), net	147	(27)
Loss on extinguishment of debt	1,516	—
Total interest and finance expense	3,579	1,193

Loss before income taxes	(16,135)	(17,603)

Income tax benefit	(3,106)	(4,518)

Net loss	(13,029)	(13,085)
Less: Net loss attributable to noncontrolling interest	(845)	(149)
Net loss attributable to Xcel Brands, Inc. stockholders	$(12,184)	$(12,936)

Loss per common share attributable to Xcel Brands, Inc. stockholders:
Basic and diluted net loss per share	$(0.63)	$(0.68)
Weighted average number of common shares outstanding:
Basic and diluted weighted average common shares outstanding	19,455,987	19,117,460

See accompanying Notes to Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Xcel Brands, Inc. Stockholders
	Common Stock		Paid-in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance as of January 1, 2020	18,866,417	$19	$101,736	$(3,659)	$356	$98,452

Compensation expense in connection with stock options and restricted stock	—	—	257	—	—	257

Shares issued to executive in connection with stock grants for bonus payments	336,700	—	220	—	—	220

Shares issued to other employees in connection with stock grants	303,028	—	301	—	—	301

Shares repurchased from employees in exchange for withholding taxes	(245,283)	—	(190)	—	—	(190)

Additional investment in Longaberger Licensing, LLC by non-controlling interest	—	—	—	—	300	300

Net loss for the year ended December 31, 2020	—	—	—	(12,936)	(149)	(13,085)

Balance as of December 31, 2020	19,260,862	19	102,324	(16,595)	507	86,255

Compensation expense in connection with stock options and restricted stock	—	—	343	—	—	343

Shares issued to executive in connection with stock grants for bonus payments	181,179	1	282	—	—	283

Shares issued to directors in connection with restricted stock grants	50,000	—	—	—	—	—

Shares issued to consultants in connection with restricted stock grants	40,336	—	75	—	—	75

Shares issued to employee in connection with contractual agreement	21,676	—	31	—	—	31

Shares issued on exercise of stock options, net of shares surrendered for cashless exercises	26,253	—	—	—	—	—

Shares repurchased from employees in exchange for withholding taxes	(9,187)	—	(16)	—	—	(16)

Additional investment in Longaberger Licensing, LLC by noncontrolling interest	—	—	—	—	1,000	1,000

Net loss for the year ended December 31, 2021	—	—	—	(12,184)	(845)	(13,029)

Balance as of December 31, 2021	19,571,119	$20	$103,039	$(28,779)	$662	$74,942

See accompanying Notes to Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(13,029)	$(13,085)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	6,830	5,497
Asset impairment charges	1,372	13,113
Amortization of deferred finance costs included in interest expense	308	95
Stock-based compensation	720	850
Provision for doubtful accounts	102	1,042
Loss on extinguishment of debt	1,516	—
Deferred income tax benefit	(3,192)	(4,382)
Net gain on sale of assets	—	(46)
Changes in operating assets and liabilities:
Accounts receivable	1,147	691
Inventory	(2,159)	(317)
Prepaid expenses and other current and non-current assets	(818)	597
Accounts payable, accrued expenses and other current liabilities	1,228	(496)
Lease-related assets and liabilities	(581)	(374)
Net cash (used in) provided by operating activities	(6,556)	3,185

Cash flows from investing activities
Cash consideration for acquisition of Lori Goldstein assets	(3,661)	—
Net proceeds from sale of assets	—	46
Purchase of other intangible assets	(39)	—
Purchase of property and equipment	(1,095)	(748)
Net cash used in investing activities	(4,795)	(702)

Cash flows from financing activities
Proceeds from exercise of stock options	5	—
Shares repurchased including vested restricted stock in exchange for withholding taxes	(16)	(190)
Cash contribution from non-controlling interest	1,000	300
Proceeds from revolving loan debt	2,498	—
Proceeds from long-term debt	54,000	—
Payment of deferred finance costs	(2,173)	(27)
Payment of revolving loan debt	(2,498)
Payment of long-term debt	(41,750)	(2,250)
Payment of breakage and other fees associated with extinguishment of long-term debt	(559)	—
Net cash provided by (used in) financing activities	10,507	(2,167)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(844)	316

Cash, cash equivalents, and restricted cash at beginning of period	6,066	5,750

Cash, cash equivalents, and restricted cash at end of period	$5,222	$6,066

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$4,483	$4,957
Restricted cash	739	1,109
Total cash, cash equivalents, and restricted cash	$5,222	$6,066

Supplemental disclosure of non-cash activities:
Operating lease right-of-use assets	$—	$797
Operating lease obligations	$—	$797
Contingent obligation related to acquisition of Lori Goldstein assets at fair value	$6,639	$—
Liability for equity-based bonuses and other equity-based payments	$(13)	$71

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,799	$1,128
Cash paid during the year for income taxes	$91	$58

See accompanying Notes to Consolidated Financial Statements.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

1.   Nature of Operations, Background, and Basis of Presentation

Xcel Brands, Inc. (“Xcel” and, together with its subsidiaries, the “Company”) is a media and consumer products company engaged in the design, production, marketing, live streaming, wholesale distribution, and direct-to-consumer sales of branded apparel, footwear, accessories, fine jewelry, home goods and other consumer products, and the acquisition of dynamic consumer lifestyle brands. Currently, the Company’s brand portfolio consists of the Isaac Mizrahi brands (the "Isaac Mizrahi Brand"), the LOGO by Lori Goldstein brand, the Judith Ripka brands (the "Ripka Brand"), the Halston brands (the "Halston Brand"), the C Wonder brands (the "C Wonder Brand"), and other proprietary brands. The Company also manages the Longaberger brand (the “Longaberger Brand”) through its 50% ownership interest in Longaberger Licensing, LLC (see Note 3).

The Company designs, produces, markets, and distributes products, licenses its brands to third parties, and generates licensing revenues through contractual arrangements with manufacturers and retailers. The Company and its licensees distribute through an omni-channel retail sales strategy, which includes distribution through interactive television, digital live-stream shopping, brick-and-mortar retail, wholesale, and e-commerce channels to be everywhere its customers shop.

The Company’s wholesale and direct-to-consumer operations are presented as "Net sales" and "Cost of goods sold" in the Consolidated Statements of Operations, separately from the Company’s licensing revenues.

Liquidity

The Company incurred net losses of approximately $13.0 million and $13.1 million during the years ended December 31, 2021 and 2020, respectively, and had an accumulated deficit of approximately $28.8 million and $16.6 million as of December 31, 2021 and 2020, respectively. The Company had working capital (current assets less current liabilities, excluding the current portion of lease obligations) of approximately $7.9 million as of both December 31, 2021 and 2020. The Company’s cash and cash equivalents were approximately $4.5 million as of December 31, 2021. Management expects that existing cash and operating cash flows will be adequate to meet the Company’s operating needs, term debt service obligations, and capital expenditure needs, for at least the twelve months subsequent to the filing date of this Annual Report on Form 10-K.

2.   Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Xcel, its wholly owned subsidiaries, and entities in which Xcel has a controlling financial interest as of and for the years ended December 31, 2021 (the "Current Year") and 2020 (the "Prior Year"). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with the accounting rules under Regulation S-X, as promulgated by the Securities and Exchange Commission (“SEC”). All significant intercompany accounts and transactions have been eliminated in consolidation, and net earnings have been adjusted by the portion of operating results of consolidated entities attributable to noncontrolling interests.

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

The Company deems the following items to require significant estimates from management:

●Allowance for doubtful accounts;
●Useful lives of trademarks;
●Assumptions used in the valuation of intangible assets, including cash flow estimates for initial determinations of fair value and/or impairment analysis;
●Black-Scholes option pricing model assumptions for the grant date fair value of stock options;
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

As of December 31, 2021 and 2020, the Company had $7.6 million and $8.9 million, respectively, of accounts receivable, net of allowances for doubtful accounts of $1.1 million and $1.2 million, respectively. The Company recognized bad debt expense of $0.1 million and $1.1 million for the Current Year and Prior Year, respectively, of which the Current Year and Prior Year reflected $0.1 million and $1.0 million, respectively, of bad debt expense related to the bankruptcy of several retail customers due to the novel coronavirus disease pandemic. The allowance of approximately $1.1 million against such customers’ outstanding receivable balances of $1.4 million at December 31, 2021 represents management’s best estimate of collectibility, based on information currently available. The allowance of $1.0 million against such customers’ outstanding receivable balances of $1.2 million at December 31, 2020 represented management’s best estimate of collectibility based on information available at that time.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

There is no earned revenue that has been accrued but not billed as of December 31, 2021 and 2020.

Inventory

Inventory is recorded at the lower of cost or net realizable value, with cost determined on a weighted average basis. The Company holds finished goods inventory for its direct-to-consumer operations. Apparel and jewelry finished goods inventory is purchased to satisfy orders received from its wholesale operations. The Company periodically reviews the composition of its inventories in order to identify obsolete, slow-moving or otherwise non-saleable items. If non-saleable items are observed and there are no alternate uses for the inventories, the Company will record a write-down to net realizable value in the period that the decline in value is first recognized. Write-downs for inventory shrinkage, representing the risk of physical loss of inventory, are estimated based on historical experience and are adjusted based upon physical inventory counts.

Property and Equipment

Furniture, equipment, and software are stated at cost less accumulated depreciation and amortization, and are depreciated using the straight-line method over their estimated useful lives, generally three (3) to seven (7) years. Depreciation expense for the years ended December 31, 2021 and 2020 was approximately $1.3 million and $0.9 million, respectively.

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

The Company’s long-lived property and equipment assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. An impairment loss is recognized if the carrying amount of an asset is not recoverable and its carrying amount exceeds its fair value. With reference to such impairment testing, the Company groups assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluates the asset group against the sum of undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on undiscounted cash flows analysis or appraisals. The inputs utilized in the impairment analysis are classified as Level 3 inputs within the fair value hierarchy as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurement.”

As a result of management’s decision to close its brick-and-mortar fine jewelry retail store, the Company recognized a $0.7 million impairment charge in the Current Year related to furniture and fixtures, equipment, and leasehold improvement assets of the store, and a $0.7 million impairment charge in the Current Year related to the operating lease right-of-use asset for the store.

As a result of the bankruptcy of Lord & Taylor in 2020, the Company recognized a $0.1 million impairment charge in the Prior Year related to certain furniture and fixture assets physically located in Lord & Taylor’s stores.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Trademarks and Other Intangible Assets

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

Indefinite-Lived Intangible Asset

The Company tests its indefinite-lived intangible asset for recovery in accordance with ASC-820-10-55-3F, which states that the income approach (“Income Approach”) converts future amounts (for example cash flows) to a single current (that is, discounted) amount. When the Income Approach is used, fair value measurement reflects current market expectations about those future amounts. The Income Approach is based on the present value of future earnings expected to be generated by a business or asset. Income projections for a future period are discounted at a rate commensurate with the degree of risk associated with future proceeds. A residual or terminal value is also added to the present value of the income to quantify the value of the business beyond the projection period. As such, recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to its expected future discounted net cash flows. If the carrying amount of such assets is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the recoverable amount of the assets.

The Company performed its annual impairment testing as described above for the years ended December 31, 2021 and 2020, and concluded that there was no impairment of its indefinite-lived intangible asset.

The Company also re-evaluates on an annual basis whether events and circumstances continue to support an indefinite useful life.

Finite-Lived Intangible Assets

The Company’s finite-lived intangible assets, including Trademarks, are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. An impairment loss is recognized if the carrying amount of a finite-lived intangible asset is not recoverable and its carrying amount exceeds its fair value.

With reference to finite-lived intangible assets impairment testing, the Company groups assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluates the asset group against the sum of undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on undiscounted cash flows analysis or appraisals. The inputs utilized in the finite-lived intangible assets impairment analysis are classified as Level 3 inputs within the fair value hierarchy as defined in ASC Topic 820, “Fair Value Measurement.”

As a result of performing its required impairment testing as described above for the year ended December 31, 2020, the Company recorded a $13.0 million impairment charge in the Prior Year related to the Ripka Brand trademarks, driven by delays and uncertainty in implementing the brick-and-mortar retail store strategy for a portion of the brand, primarily as a result of the novel coronavirus disease pandemic. No other impairment charges were recorded for the year ended December 31, 2020, and no impairment charges were recorded related to finite-lived intangible assets for the year ended December 31, 2021.

The Company’s finite-lived intangible assets are amortized over their estimated useful lives of four (4) to eighteen (18) years. The Company re-evaluates the remaining useful life of its finite-lived intangible assets on an annual basis, based on consideration of current events and circumstances, the expected use of the asset, and the effects of demand, competition, and other economic factors.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Restricted Cash

Restricted cash was $0.7 million and $1.1 million as of December 31, 2021 and 2020, respectively. This balance consisted of cash deposited as collateral for an irrevocable standby letter of credit associated with the lease of the Company’s current corporate office and operating facility at 1333 Broadway, New York City.

Investment in Unconsolidated Affiliate

The Company holds a limited partner ownership interest in an unconsolidated affiliate, which was entered into in 2016. This investment is accounted for in accordance with ASC Topic 321, “Investments – Equity Securities,” and is included within other assets on the Company’s consolidated balance sheets at December 31, 2021 and 2020. As of December 31, 2021 and 2020, the carrying value of this investment was $0.1 million. This investment does not have a readily determinable fair value and in accordance with ASC 820-10-35-59, the investment is valued at cost, less impairment, plus or minus observable price changes of an identical or similar investment of the same issuer.

Deferred Finance Costs

The Company has incurred costs (primarily professional fees and lender underwriting fees) in connection with borrowings under senior secured term loans. These costs have been deferred on the consolidated balance sheets as a reduction to the carrying value of the associated borrowings. Such costs are amortized as interest expense using the effective interest method.

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

The Company recorded contingent obligations in connection with the acquisitions of the Halston Heritage trademarks in 2019 and the LOGO by Lori Goldstein trademarks in 2021. See Note 3 and Note 10 for additional information related to contingent obligations.

Under the applicable accounting guidance, the Company is required to carry such contingent liability balances on its consolidated balance sheet until the measurement period of the earn-out expires and all related contingencies have been resolved.

Revenue Recognition

The Company applies the guidance in ASC Topic 606, “Revenue from Contracts with Customers” to recognize revenue.

Licensing

The Company recognizes revenue continuously over time as it satisfies its continuous obligation of granting access to its licensed intellectual properties, which are deemed symbolic intellectual properties under the applicable revenue accounting guidance. Payments are typically due after sales have occurred and have been reported by the licensees or, where applicable, in accordance with minimum guaranteed payment provisions. The timing of performance obligations is typically consistent with the timing of payments, though there may be differences if contracts provide for advances or

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

significant escalations of contractually guaranteed minimum payments. There were no such differences that would have a material impact on the Company’s consolidated balance sheets at December 31, 2021 and 2020. In accordance with ASC 606-10-55-65, the Company recognizes net licensing revenue at the later of when (1) the subsequent sale or usage occurs or (2) the performance obligation to which some or all of the sales- or usage-based royalty has been allocated is satisfied (in whole or in part). More specifically, the Company separately identifies:

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

The Company does not typically perform by transferring goods or services to customers before the customer pays consideration or before payment is due, thus the amounts of contract assets as defined by ASC 606-10-45-3 related to licensing contracts were not material as of December 31, 2021 and 2020. The Company’s unconditional right to receive consideration based on the terms and conditions of licensing contracts is presented as accounts receivable on the accompanying consolidated balance. The Company typically does not receive consideration in advance of performance and, consequently, amounts of contract liabilities as defined by ASC 606-10-45-2 related to licensing contracts were not material as of December 31, 2021 and 2020.

The Company does not disclose the amount attributable to unsatisfied or partially satisfied performance obligations for variable revenue contracts (identified under “View A” above) in accordance with the optional exemption allowed under ASC 606. The Company did not have any revenue recognized in the reporting period from performance obligations satisfied, or partially satisfied, in previous periods. Remaining minimum guaranteed payments for active contracts as of December 31, 2021 are expected to be recognized ratably in accordance with View C over the remaining term of each contract based on the passage of time and through December 2024, subject to renewal or extension upon termination.

Wholesale Sales

The Company generates revenue through the design, sourcing, and sale of branded jewelry and apparel to both domestic and international customers who, in turn, sell the products to the consumer. The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which occurs upon the transfer of control of the merchandise in accordance with the contractual terms and conditions of the sale. Shipping to customers is accounted for as a fulfillment activity and is recorded within other selling, general and administrative expenses.

Direct to Consumer Sales

The Company’s revenue associated with its e-commerce businesses is recognized at a point in time when product is shipped to the customer. Shipping to customers is accounted for as a fulfillment activity and is recorded within other selling, general and administrative expenses. The Company’s revenue related to its brick-and-mortar retail store is recognized at the point of sale to the customer.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Advertising Costs

All costs associated with production for the Company’s advertising, marketing, and promotion are expensed during the periods when the activities take place. All other advertising costs, such as print and online media, are expensed when the advertisement occurs. The Company incurred $2.5 million and $0.9 million in advertising and marketing costs for the Current Year and Prior Year, respectively.

Leases

The Company determines if an arrangement is a lease (as defined in ASC Topic 842, “Leases”) at the inception of the arrangement. The Company generally recognizes a right-of-use (“ROU”) asset, representing its right to use the underlying leased asset for the lease term, and a liability for its obligation to make future lease payments (the lease liability) at commencement date (the date on which the lessor makes the underlying asset available for use) based on the present value of lease payments over the lease term. The Company does not recognize ROU assets and lease liabilities for lease terms of 12 months or less, but recognizes such lease payments in operations on a straight-line basis over the lease terms.

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

The fair value of stock options and warrants is estimated on the date of grant using the Black-Scholes option pricing model. The valuation determined by the Black-Scholes option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the awards and the expected stock price volatility over the terms of the awards. The expected life is based on the estimated average life of options and warrants using the simplified method; the Company utilizes the simplified method to determine the expected life of the options and warrants due to insufficient exercise activity during recent years as a basis from which to estimate future exercise patterns. The risk-free rate is based on the U.S. Treasury rate for the expected life at the time of grant, volatility is based on the historical volatility of the Company’s common stock, and the expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

Restricted stock awards are valued using the fair value of the Company’s stock at the date of grant, based on the quoted market price of the Company’s common shares on the NASDAQ Global Market.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Non-employee awards are measured at the grant date fair value of the equity instruments to be issued, and the Company recognizes compensation cost for grants to non-employees on a straight-line basis over the period of the grant.

The Company accounts for forfeitures as a reduction of compensation cost in the period when such forfeitures occur.

For stock option awards for which vesting is contingent upon the achievement of certain performance targets, the timing and amount of compensation expense recognized is based upon the Company’s projections and estimates of the relevant performance metric(s) until the time the performance obligation is satisfied. Expense for such awards is recognized only to the extent that the achievement of the specified performance target(s) has been met or is considered probable.

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

The Company applies the FASB guidance on accounting for uncertainty in income taxes, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also addresses derecognition, classification, interest, and penalties related to uncertain tax positions. The Company has no unrecognized tax benefits as of December 31, 2021 and 2020. Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2018 through December 31, 2021.

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

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable, the carrying amounts approximate fair value due to the short-term maturities of these instruments. The carrying value of term loan debt approximates fair value because the fixed interest rate approximates current market rates and in the instances it does not, the impact is not material. When debt interest rates are below market rates, the Company considers the discounted value of the difference of actual interest rates and its internal borrowing against the scheduled debt payments. The fair value of the Company’s investment in an unconsolidated affiliate does not have a readily determinable fair value and in accordance with ASC 820-10-35-59, the investment is valued at cost, less impairment, plus or minus observable price changes of an identical or similar investment of the same issuer.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, and accounts receivable. The Company limits its credit risk with respect to cash by maintaining cash, cash equivalents, and restricted cash balances with high quality financial institutions. At times, the Company’s cash, cash equivalents, and restricted cash may exceed federally insured limits. Concentrations of credit risk with respect to accounts receivable are minimal due to the collection history and due to the nature of the Company’s royalty revenues. Generally, the Company does not require collateral or other security to support accounts receivable.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options and warrants using the treasury stock method. The difference between basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and warrants outstanding were exercised into common stock if the effect is not anti-dilutive.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which was subsequently amended in November 2018 through ASU No. 2018-19. This ASU will require entities to estimate lifetime expected credit losses for financial instruments, including trade and other receivables, which will result in earlier recognition of credit losses. In November 2019, the FASB issued ASU No. 2019-10, which, among other things, deferred the application of the new guidance on credit losses for smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows, and financial condition.

In November 2021, the FASB issued ASU No. 2021-10, “Government Assistance (Topic 823): Disclosures by Business Entities about Government Assistance.” This ASU will require certain financial statement disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. This guidance is effective for financial statements issued for annual periods beginning after December 15, 2021. As this ASU only affects financial statement disclosures, the adoption of this guidance will not have any impact on the Company’s results of operations, cash flows, or financial condition.

Recently Adopted Accounting Pronouncements

The Company adopted ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” effective January 1, 2020. This ASU adds, modifies, and removes several disclosure requirements relative to the three levels of inputs used to measure fair value in accordance with Topic 820, “Fair Value Measurement.” The adoption of this new guidance did not have any impact on the Company’s results of operations, cash flows, and financial condition.

The Company adopted ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” effective January 1, 2021. This ASU removes certain exceptions to the general principles in Topic 740, including, but not limited to, intraperiod tax allocations and interim period tax calculations. The ASU also provides additional clarification and guidance related to recognition of franchise taxes and changes in tax laws. The adoption of this new guidance did not have any impact on the Company’s results of operations, cash flows, and financial condition.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

3. Acquisitions and Variable Interest Entities

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

The aggregate purchase price was allocated entirely to the trademarks of the brand. Such trademarks have been determined by management to have a finite useful life, and accordingly, amortization is recorded in the Company’s consolidated statements of operations. The Lori Goldstein trademarks are being amortized on a straight-line basis over their expected useful life of four years.

Upon the consummation of the acquisition of the LOGO by Lori Goldstein brand as described above, the Company incurred cash bonuses totaling $175,000 to certain members of the Company’s senior management (including $100,000 to the Chief Executive Officer, and $25,000 each to the Chief Financial Officer, President and Chief Operating Officer, and Executive Vice President of Business Development and Treasury), such success-related bonuses having been approved by the Board of Directors on March 18, 2021. These bonuses were expensed on the Closing Date and were subsequently paid in May 2021.

Additionally, concurrent with the acquisition, the Company also entered into a 10-year employment agreement with the Shareholder to serve as the LOGO by Lori Goldstein brand’s Chief Creative Officer and Spokesperson, with a base salary of $0.9 million per annum through December 31, 2021 and $1.2 million per annum thereafter, and the opportunity to earn additional incentives based on the future net royalties related to the brand. Further, the Company concurrently entered into a consulting agreement with the Seller to provide creative advice and consultation, for a fee of $0.6 million per annum

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

through December 31, 2021 and $0.8 million per annum thereafter. The Company therefore recognized $0.9 million of salary expense and $0.6 million of consulting expense in the Current Year related to such agreements.

Longaberger Licensing, LLC Variable Interest Entity

Xcel is party to a limited liability company agreement (the “LLC Agreement”) with a subsidiary of Hilco Global related to Longaberger Licensing, LLC (“LL”). Hilco Global is the sole Class A Member of LL, and Xcel is the sole Class B Member of LL (each individually a “Member,” and collectively, the “Members”). Each Member holds a 50% equity ownership interest in LL; however, based on an analysis of the contractual terms and rights contained in the LLC Agreement and related agreements, the Company has previously determined that under the applicable accounting standards, LL is a variable interest entity and the Company has effective control over LL. Therefore, as the primary beneficiary, the Company has consolidated LL since 2019, and has recognized the assets, liabilities, revenues, and expenses of LL as part of its consolidated financial statements, along with a noncontrolling interest which represents Hilco Global’s 50% ownership share in LL.

During the Current Year and Prior Year, the Members made capital contributions to LL of $0.3 million each and $1.0 million each, respectively, in order to fund LL’s working capital requirements. This resulted in increases to the carrying value of Hilco Global’s non-controlling interest in LL for the Current Year and Prior year of $0.3 million and $1.0 million, respectively. The impacts of Xcel’s capital contributions were eliminated in consolidation.

4.   Trademarks and Other Intangibles

Trademarks and other intangibles, net consist of the following:

	Weighted
	Average	December 31, 2021
	Amortization	Gross Carrying	Accumulated	Net Carrying
($ in thousands)	Period	Amount	Amortization	Amount
Trademarks (indefinite-lived)	n/a	$44,500	$—	$44,500
Trademarks (finite-lived)	15 years	68,880	15,268	53,612
Non-compete agreement	7 years	562	562	—
Copyrights and other intellectual property	8 years	429	237	192
Total		$114,371	$16,067	$98,304

	Weighted
	Average	December 31, 2020
	Amortization	Gross Carrying	Accumulated	Net Carrying
($ in thousands)	Period	Amount	Amortization	Amount
Trademarks (indefinite-lived)	n/a	$44,500	$—	$44,500
Trademarks (finite-lived)	17 years	58,580	9,832	48,748
Non-compete agreement	7 years	562	482	80
Copyrights and other intellectual property	8 years	390	183	207
Total		$104,032	$10,497	$93,535

During the year ended December 31, 2020, the Company recorded a non-cash impairment charge of $13.0 million related to the Ripka Brand trademarks, driven by delays and uncertainty in implementing the brick-and-mortar retail store strategy for a portion of the brand, primarily as a result of the novel coronavirus disease pandemic. The net carrying amount of the Ripka Brand trademarks (which were considered finite-lived intangible assets effective as of January 1, 2020) immediately prior to the impairment was approximately $17.2 million; following the impairment, the remaining balance of approximately $4.2 million became the new gross carrying basis for the Ripka Brand trademarks.

No other intangible asset impairment charges were recorded for the years ended December 31, 2021 and 2020.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Amortization expense for intangible assets for the years ended December 31, 2021 and 2020 was approximately $5.6 million and $4.6 million, respectively.

The trademarks of the Isaac Mizrahi Brand have been determined to have indefinite useful lives and accordingly, no amortization has been recorded for those intangible assets.

Estimated future amortization expense related to finite-lived intangible assets over the remaining useful lives is as follows:

($ in thousands)	Amortization
Year Ending December 31,	Expense
2022	$6,134
2023	6,134
2024	6,120
2025	4,184
2026	3,514
Thereafter (through 2036)	27,718
Total	$53,804

5.   Significant Contracts

Qurate Agreements

Through its wholly owned subsidiaries, the Company has direct-to-retail license agreements with Qurate Retail Group (“Qurate”), pursuant to which the Company designs, and Qurate sources and sells, various products under the IsaacMizrahiLIVE brand, the LOGO by Lori Goldstein brand, the Judith Ripka brand, the H by Halston brand, and the Longaberger brand. These agreements include, respectively, the IM Qurate Agreement, the LOGO Qurate Agreement, the Ripka Qurate Agreement, the H Qurate Agreement, and the Longaberger Qurate Agreement (collectively, the “Qurate Agreements”). Qurate owns the rights to all designs produced under the Qurate Agreements, and the Qurate Agreements include the sale of products across various categories through Qurate’s television media (including QVC and HSN) and related internet sites.

Pursuant to the agreements, the Company has granted to Qurate and its affiliates the exclusive, worldwide right to promote the Company’s branded products, and the right to use and publish the related trademarks, service marks, copyrights, designs, logos, and other intellectual property rights owned, used, licensed, and/or developed by the Company, for varying terms as set forth below. The Qurate Agreements include automatic renewal periods as detailed below unless terminated by either party.

	Current Term		Automatic	Xcel Commenced	QVC Product
Agreement	Expiry		Renewal	Brand with QVC	Launch
IM Qurate Agreement	September 30, 2022		one-year period	September 2011	2010
LOGO Qurate Agreement	November 1, 2022		one-year period	April 2021	2009
Ripka Qurate Agreement	March 31, 2022	*	one-year period	April 2014	1999
H Qurate Agreement	December 31, 2022		three-year period	January 2015	2015
Longaberger Qurate Agreement	October 31, 2023		two-year period	November 2019	2019

* On March 31, 2022, the Ripka Qurate Agreement was automatically renewed for a one-year period, and the new term expiry is March 31, 2023.

In connection with the foregoing and during the same periods, Qurate and its subsidiaries have the exclusive, worldwide right to use the names, likenesses, images, voices, and performances of the Company’s spokespersons to promote the respective products. Under the IM Qurate Agreement, IM Brands has also granted to Qurate and its affiliates, during the

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

same period, exclusive, worldwide rights to promote third-party vendor co-branded products that, in addition to bearing and being marketed in connection with the trademarks and logos of such third-party vendors, also bear or are marketed in connection with the IsaacMizrahiLIVE trademark and related logo.

Under the Qurate Agreements, Qurate is obligated to make payments to the Company on a quarterly basis, based primarily upon a percentage of the net retail sales of the specified branded products. Net retail sales are defined as the aggregate amount of all revenue generated through the sale of the specified branded products by Qurate and its subsidiaries under the Qurate Agreements, net of customer returns, and excluding freight, shipping and handling charges, and sales, use, or other taxes.

Also, under the Qurate Agreements, except for the Longaberger Qurate Agreement, the Company will pay for a period of time a royalty participation fee to Qurate on revenue earned from the sale, license, consignment, or any other form of distribution of any products, bearing, marketed in connection with, or otherwise associated with the specified trademarks and brands. Such royalty participation fees are recorded as a reduction to net licensing revenue.

Net licensing revenue from Qurate totaled $18.8 million and $17.6 million for the Current Year and Prior Year, respectively, representing approximately 50% and 60% of the Company’s total net revenue, respectively. As of December 31, 2021 and 2020, the Company had receivables from Qurate of $3.5 million and $4.5 million, representing approximately 46% and 50% of the Company’s accounts receivable, respectively. The December 31, 2021 and 2020 Qurate receivables did not include any earned revenue accrued but not yet billed as of the respective balance sheet dates.

6.   Debt and Other Long-term Liabilities

Debt

The Company’s net carrying amount of debt is comprised of the following:

	December 31,	December 31,
($ in thousands)	2021	2020
Term loan debt	$29,000	$16,750
Unamortized deferred finance costs related to term loan debt	(969)	(112)
Total	28,031	16,638
Current portion of debt	2,500	2,800
Long-term debt	$25,531	$13,838

Previous Term Loan Debt

On February 11, 2019, the Company entered into an amended loan agreement with Bank Hapoalim B.M. (“BHI”), which amended and restated a prior term loan with BHI. Under that amended loan agreement, the aggregate amount of all the term loans extended by BHI to Xcel was $22.0 million, which amount was divided into two term loans: (1) a term loan in the amount of $7.3 million and (2) a term loan in the amount of $14.7 million. These two term loans bore interest at a fixed rate of 5.1% and 6.25% per annum, respectively. Such loan agreement was subsequently amended on April 13, 2020 and again on August 18, 2020; such amendments changed the timing and amount of quarterly installment payments, but did not change the total principal balance, interest rate, or maturity date. These amendments during 2020 were accounted for as debt modifications and, accordingly, no gain or loss was recorded.

April 2021 Term Loan Debt

On April 14, 2021, Xcel, as Borrower, and its wholly-owned subsidiaries entered into a Loan and Security Agreement (the “Loan Agreement”) with BHI as administrative agent and collateral agent, FEAC Agent, LLC (“FEAC”) as co-collateral agent, and the financial institutions party thereto as lenders. Pursuant to the Loan Agreement, the lenders made two term

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

loans: (1) a term loan in the amount of $10.0 million (“Term Loan A”) and (2) a term loan in the amount of $15.0 million (“Term Loan B” and, together with Term Loan A, the “Term Loans”).

The Loan Agreement also provided that the lenders make available to Xcel a revolving loan facility in an amount up to $4.0 million on a discretionary basis, but not to exceed 85% of the amount of eligible accounts receivable, as defined.

Management assessed and determined that this new agreement resulted in an extinguishment of the previous term loan debt, and accordingly recognized a loss of approximately $0.8 million (consisting of $0.1 million of unamortized deferred finance costs and $0.7 million of breakage fees owed to the old lender under the terms of the previous debt agreement) during the Current Year. Approximately $0.4 million of such aforementioned breakage fees were paid at time of extinguishment, with the remaining $0.4 million of such fees payable in three equal payments on each of May 1, 2022, 2023, and 2024.

Upon entering into the Loan Agreement, Xcel paid a 2.5% closing fee in the amount of $0.6 million to the administrative agent for the benefit of each lender having a term loan commitment; the Company also paid approximately $0.6 million of various legal and other fees in connection with the execution of the Loan Agreement. These fees and costs totaling approximately $1.2 million were deferred on the Company’s balance sheet as a reduction of the carrying value of the Term Loans, to be subsequently amortized to interest expense over the term of the Term Loans using the effective interest method.

The Term Loans were to mature on April 14, 2025, with principal payable in 16 quarterly installments of $625,000 on each of March 31, June 30, September 30, and December 31 of each year, commencing on June 30, 2021 and ending on March 31, 2025, with a final payment of $15.0 million on the maturity date of April 14, 2025. The Company made the required principal payments on June 30, 2021 and September 30, 2021 (totaling $1.25 million) as scheduled.

Interest on Term Loan A accrued at LIBOR plus 4.0% per annum, and interest on the Term Loan B accrued at LIBOR plus 8.0% per annum. Interest on the Loans was paid on the last business day of each calendar month. Base Rate was defined in the Loan Agreement as the greater of (a) BHI’s stated prime rate or (b) 2.00% per annum plus the overnight federal funds rate published by the Federal Reserve Bank of New York. LIBOR was defined in the Loan Agreement as the greater of (a) the rate of interest per annum for deposits in dollars for an interest period equal to one month as published by ICE Benchmark Administration Limited or a comparable or successor quoting service at approximately 11:00 a.m. (London time) on such date of determination or (b) 1.0% per annum.

The Loan Agreement also contained customary covenants, including reporting requirements, trademark preservation, and financial covenants (on a consolidated basis with Xcel and its wholly-owned subsidiaries).

The Company, BHI, FEAC, and the lenders subsequently amended the Loan Agreement multiple times during 2021 – on August 12, 2021, September 29, 2021, and November 12, 2021. While these amendments modified financial covenants and/or adjusted the maximum amount available under the revolving loan facility, there were no changes made to the total principal balance, interest rate, maturity date, or any other terms of the Loan Agreement.

December 2021 Term Loan Debt

On December 30, 2021, Xcel, as Borrower, and its wholly-owned subsidiaries, IM Brands, LLC, JR Licensing, LLC, H Licensing, LLC, C Wonder Licensing, LLC, Xcel Design Group, LLC, Judith Ripka Fine Jewelry, LLC, H Heritage Licensing, LLC, Xcel-CT MFG, LLC and Gold Licensing, LLC, as Guarantors (each a “Guarantor” and collectively, the “Guarantors”), entered into a Loan and Security Agreement (the “New Loan Agreement”) with FEAC, as lead arranger and as administrative agent and collateral agent for the lenders party to the New Loan Agreement, and the financial institutions party thereto as lenders (the “Lenders”). Pursuant to the New Loan Agreement, the Lenders made a term loan in the aggregate amount of $29.0 million (the “New Term Loan”). The proceeds of the New Term Loan were used for the

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

purpose of refinancing existing indebtedness (i.e., the April 2021 Term Loans), to pay fees, costs, and expenses incurred in connection with entering into the New Loan Agreement, and for working capital purposes.

The New Loan Agreement also provides that Xcel may request the Lenders make incremental term loans of up to $25.0 million (the “Incremental Term Loans”). The terms and conditions of the Incremental Term Loans will be agreed in an amendment to the New Loan Agreement prior to the funding by the Incremental Term Loans.

Management assessed and determined that the New Loan Agreement resulted in an extinguishment of the April 2021 Term Loan debt, and accordingly recognized a loss of approximately $0.74 million (consisting of $0.92 million of unamortized deferred finance costs and $(0.18) of net fees owed to BHI less refunds of certain costs related to the April 2021 Term Loan debt) during the Current Year.

Upon entering into the New Loan Agreement, Xcel paid a 1.75% closing fee to FEAC for the benefit of the Lenders; the Company also paid approximately $0.5 million of various legal and other fees in connection with the execution of the New Loan Agreement. These fees and costs totaling approximately $0.97 million have been deferred on the Company’s balance sheet as of December 31, 2021 as a reduction of the carrying value of the New Term Loan, to be subsequently amortized to interest expense over the term of the New Term Loan using the effective interest method.

The New Term Loan matures on April 14, 2025. Principal on the New Term Loan is payable in quarterly installments of $625,000 on each of March 31, June 30, September 30 and December 31 of each year, commencing on March 31, 2022 and ending on March 31, 2025, with a final payment of $20,875,000 on the maturity date of April 14, 2025. Thus, the aggregate remaining annual principal payments under the New Term Loan at December 31, 2021 were as follows:

Amount of
($ in thousands)	Principal
Year Ending December 31,	Payment
2022	$2,500
2023	2,500
2024	2,500
2025	21,500
Total	$29,000

Xcel has the right upon thirty (30) days prior written notice to prepay all or any portion of the New Term Loan or Incremental Term Loans and accrued and unpaid interest thereon; provided that any prepayment shall be applied first to prepay the New Term Loan in full and second to the Incremental Term Loans. If the New Term Loan is prepaid in whole or in part on or prior to the second anniversary of the closing date (including as a result of an event of default), Xcel shall pay a prepayment premium as follows: an amount equal to the principal amount of the New Term Loan prepaid multiplied by: (i) five percent (5.00%) if such prepayment occurs on or before the first anniversary of the closing date; (ii) two percent (2.00%) if such prepayment occurs at any time after the first anniversary of the closing date and on or prior to the second anniversary of the closing date; and (iii) one percent (1.00%) if such prepayment occurs at any time after the second anniversary of the closing date.

Xcel’s obligations under the New Loan Agreement are guaranteed by the Guarantors and secured by all of the assets of Xcel and the Guarantors (as well as any subsidiary formed or acquired that becomes a credit party to the New Loan Agreement) and, subject to certain limitations contained in the New Loan Agreement, equity interests of the Guarantors (as well as any subsidiary formed or acquired that becomes a credit party to the New Loan Agreement).

Xcel also granted the Lenders a right of first offer to finance any acquisition for which the consideration therefore will be paid other than by cash of Xcel or the Guarantors, the issuance of equity interest of Xcel, or the issuance of notes to the applicable seller.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

The New Loan Agreement contains customary covenants, including reporting requirements, trademark preservation, and the following financial covenants of Xcel (on a consolidated basis with the Guarantors and any subsidiaries subsequently formed or acquired that become a credit party under the Loan Agreement):

●	liquid assets of at least (i) $2.5 million during the first fiscal month of each fiscal quarter if cash payments from revenue licenses during the immediately succeeding 30 days are expected to be at least $4.0 million, and (ii) $3.0 million at all other times;
●	a fixed charge coverage ratio of not less than 1.00 to 1.00 for the fiscal quarter ending September 30, 2022, and for the twelve fiscal month period ending at the end of each fiscal quarter commencing with the fiscal quarter ending December 31, 2022;
●	a loan to value ratio not to exceed 50% at all times;
●	minimum revenues as set forth below

Fiscal Period	Minimum Revenue
April 1, 2021 - December 31, 2021	$16,445,000
For the trailing twelve month period ending March 31, 2022	$23,500,000
For the trailing twelve month period ending June 30, 2022	$24,491,000
For the trailing twelve month periods ending September 30, 2022 and each fiscal quarter end thereafter	$25,000,000

●	the sum of (i) the eligible inventory plus (ii) eligible cash on hand to the extent not used to satisfy the Minimum Accounts Amount (as defined below) plus (iii) the eligible accounts to the extent not used to satisfy the Minimum Accounts Amount (as defined below) of at least $1.25 million at all times (“Minimum Inventory Amount”), and the sum of (i) the eligible accounts plus (ii) eligible cash on hand to the extent not used to satisfy the Minimum Inventory Amount of at least $1.5 million at all times (“Minimum Accounts Amount”); and
●	Adjusted EBITDA of at least $2.0 million for the 6 fiscal month period ending June 30, 2022.

The Company was in compliance with all applicable covenants under the Loan Agreement as of and for the fiscal year ended December 31, 2021.

Interest on the New Term Loan accrues at “LIBOR” plus 7.5% per annum, and is payable on the last business day of each calendar month. “LIBOR” is defined in the New Loan Agreement as the greater of (a) the rate of interest per annum for deposits in dollars for an interest period equal to three months as published by Bloomberg or a comparable or successor quoting service at approximately 11:00 a.m. (London time) two business days prior to the last business day of each calendar month and (b) 1.0% per annum.

For the Current Year and Prior Year, the Company incurred interest expense of approximately $1.9 million and $1.1 million, respectively, related to term loan debt. The effective interest rate related to term loan debt was approximately 8.7% and 6.7% for the Current Year and Prior Year, respectively.

Revolving Loan Debt

Under the terms of the April 2021 Loan Agreement discussed above, the lenders made a revolving loan facility available to Xcel. On June 24, 2021, Xcel borrowed $1.5 million under the aforementioned revolving loan facility, and on September 30, 2021, Xcel borrowed $998,000 under the revolving loan facility. Xcel repaid the outstanding balance in full on December 30, 2021. The revolving loan facility bore interest at a rate of 4.75% per annum, and the Company incurred related interest expense of approximately $0.1 million for the Current Year. As of December 31, 2021, the Company no

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

longer had access to a revolving loan facility under the terms of the New Loan Agreement entered into on December 30, 2021.

Other Long-term Liabilities

Other long-term liabilities as of December 31, 2020 consisted of the Company’s obligation to a subtenant for its security deposit under a sublease arrangement in the amount of $0.2 million. As of December 31, 2021, this liability was classified as current and is reflected as part of Accounts payable, accrued expenses and other current liabilities on the Company’s consolidated balance sheet.

7.   Government Assistance

Paycheck Protection Program (PPP)

On April 20, 2020, the Company executed a promissory note (the “Promissory Note”) with Bank of America, N.A., which provided for an unsecured loan in the amount of $1,805,856, pursuant to the PPP under the CARES Act. The loan had a two-year term and bore interest at a fixed rate of 1.0% per annum, and monthly principal and interest payments were deferred for six months after the date of disbursement. The Promissory Note contained events of default and other provisions customary for a loan of this type. The loan was funded on April 23, 2020.

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

Management evaluated the legal and contractual terms associated with the loan, and concluded that, although the legal form of the loan is debt, it represented in substance a government grant that was expected to be forgiven. Given the lack of definitive authoritative guidance under GAAP for accounting for government grants, the Company analogized to accounting guidance under International Accounting Standard No. 20, “Accounting for Government Grants and Disclosure of Government Assistance.” Under such guidance, once it is probable that the conditions attached to the assistance will be met, the earnings impact of government grants is recorded on a systematic basis over the periods in which the entity recognizes as expenses the related costs for which the grants are intended to compensate. Accordingly, the Company recognized $1.8 million as a reduction to operating expenses in the Prior Year. No interest expense related to the loan was recorded in the Company’s consolidated financial statements.

On September 29, 2021, the U.S. Small Business Administration, as authorized by the CARES Act, remitted payment of $1.8 million to Bank of America, N.A. for full forgiveness of the Company’s Promissory Note under the PPP. This event had no impact on the Current Year statement of operations, as the benefit of the PPP had already been fully recognized in the Prior Year, as described in the previous paragraph.

Economic Incentive Disaster Loan (EIDL)

Concurrently with the PPP loan, in May 2020 the Company also received a $10,000 Economic Incentive Disaster Loan (“EIDL”) Advance through the U.S. Small Business Administration. Similar to the PPP loan, the EIDL Advance represented a grant that does not have to be repaid, and as such, the Company recognized $10,000 as a reduction to operating expenses in the Prior Year.

In total between the PPP and EIDL, the Company recognized approximately $1.8 million as a reduction to operating expenses in the Prior Year.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

8.   Stockholders’ Equity

The Company has authority to issue up to 51,000,000 shares, consisting of 50,000,000 shares of common stock and 1,000,000 shares of preferred stock.

Equity Incentive Plans

The Company’s 2021 Equity Incentive Plan (the “2021 Plan”) is designed and utilized to enable the Company to provide its employees, officers, directors, consultants, and others whose past, present, and/or potential contributions to the Company have been, are, or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company. A total of 4,000,000 shares of common stock are eligible for issuance under the 2021 Plan. The 2021 Plan provides for the grant of any or all of the following types of awards: stock options (incentive or non-qualified), restricted stock, restricted stock units, performance awards, or cash awards. The 2021 Plan is administered by the Company’s Board of Directors, or, at the Board’s discretion, a committee of the Board.

In addition, stock-based awards (including options, warrants, and restricted stock) previously granted under the Company’s 2011 Equity Incentive Plan (the “2011 Plan”) remain outstanding and shares of common stock may be issued to satisfy options or warrants previously granted under the 2011 Plan, although no new awards may be granted under the 2011 Plan.

Stock-based Compensation

Total expense recognized in the Current Year and Prior Year for all forms of stock-based compensation was approximately $0.72 million and $0.85 million, respectively. Of the Current Year expense amount, approximately $0.55 million related to employees and approximately $0.17 million related to directors and consultants. Of the Prior Year expense amount, approximately $0.74 million related to employees and approximately $0.11 million related to directors and consultants.

Stock Options

Options granted under the Company’s equity incentive plans expire at various times – either five, seven, or ten years from the date of grant, depending on the particular grant.

A summary of the Company’s stock option activity for the Current Year is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding at January 1, 2021	7,179,375	$3.14	4.93	$—
Granted	520,390	1.91
Canceled	(8,050)	1.86
Exercised	(99,700)	1.77
Expired/Forfeited	(1,961,045)	5.44
Outstanding at December 31, 2021, and expected to vest	5,630,970	$2.25	5.46	$—
Exercisable at December 31, 2021	1,757,636	$3.28	1.99	$—

Current Year stock option grants were as follows:

On March 15, 2021, the Company granted options to purchase an aggregate of 365,390 shares of common stock to various employees. The exercise price of the options is $1.86 per share, and all options vested immediately on the date of grant.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

On August 13, 2021, the Company granted options to purchase an aggregate of 10,000 shares of common stock to an employee. The exercise price of the options is $2.00 per share, and 50% of the options vest on each of August 13, 2022 and August 13, 2023.

Prior Year stock option grants were as follows:

On January 1, 2020, the Company granted options to purchase 5,000 shares of common stock to a board observer. The exercise price of the options is $4.00 per share. One-half of the options vested on January 1, 2021, and the remaining half of the options will vest on January 1, 2022.

On January 31, 2020, the Company granted options to purchase 75,000 shares of common stock to a consultant. The exercise price of the options is $1.57 per share, and all options vested immediately on the date of grant.

On February 28, 2020, the Company granted options to purchase 50,000 shares of common stock to an employee. The exercise price was $1.40 per share, and the vesting of such options was dependent upon the Company achieving certain 12-month sales targets through December 31, 2021. None of these options ultimately vested.

On March 13, 2020, the Company granted options to purchase 50,000 shares of common stock to a certain key employee. The exercise price of the options is $5.50 per share, and all options vested immediately on the date of grant.

On March 31, 2020, the Company granted options to purchase 50,000 shares of common stock to an employee. The exercise price of the options is $0.61 per share. The options were scheduled to vest over a three-year period from the date of grant, but were all forfeited when the employee left the Company.

On April 1, 2020, the Company granted options to purchase an aggregate of 200,000 shares of common stock to non-management directors. The exercise price of the options is $0.50 per share. One-half of the options vested on April 1, 2021, and the remaining half of the options shall vest on April 1, 2022.

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

On September 28, 2020, the Company granted options to purchase 15,000 shares of common stock to an employee. The exercise price of the options was $0.71 per share. The options were scheduled to vest over a three-year period from the date of grant, but were all forfeited when the employee left the Company.

On December 21, 2020, the Company granted options to purchase an aggregate of 25,000 shares of common stock to an employee. The exercise price of the options is $1.09 per share. One-half of the options vested on December 21, 2021, and the remaining half of the options shall vest on December 21, 2022.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

On December 21, 2020, the Company granted options to purchase an aggregate of 25,000 shares of common stock to another employee. The exercise price of the options was $1.09 per share, and were scheduled to vest over a two-year period from the date of grant, but were all forfeited when the employee left the Company in 2021.

The fair value of the options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

Year Ended December 31,
	2021	2020
Expected Volatility	29.49 – 82.99%	24.26 – 28.79%
Expected Dividend Yield	—%	—%
Expected Life (Term, in years)	2.5 – 3.25	2.5 – 3.5
Risk-Free Interest Rate	0.24 – 0.52%	0.16 – 1.60%

Compensation expense related to stock options for the Current Year and Prior Year was approximately $0.3 million and $0.2 million, respectively. Total unrecognized compensation expense related to unvested stock options at December 31, 2021 amounts to approximately $0.1 million and is expected to be recognized over a weighted average period of 1.29 years.

The following table summarizes the Company’s stock option activity for non-vested options for the Current Year:

		Weighted
		Average
	Number of	Grant Date
	Options	Fair Value
Balance at January 1, 2021	4,116,167	$0.08
Granted	520,390	0.45
Vested	(663,223)	0.42
Forfeited or Canceled	(100,000)	0.08
Balance at December 31, 2021	3,873,334	$0.07

Warrants

Warrants granted by the Company expire at various times – either five, seven, or ten years from the date of grant, depending on the particular grant.

A summary of the Company’s warrant activity for the Current Year is as follows:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	(in Years)	Value
Outstanding and exercisable at January 1, 2021	579,815	$4.63	1.32	$—
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	(463,750)	5.00
Outstanding and exercisable at December 31, 2021	116,065	$3.15	2.57	$—

The Company did not grant any warrants to purchase shares of common stock during the Current Year or Prior Year. No compensation expense was recorded in the Current Year or Prior Year related to warrants.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Stock Awards

A summary of the Company’s restricted stock activity for the Current Year is as follows:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2021	780,833	$4.09
Granted	284,004	1.66
Canceled	—	—
Vested	(249,004)	1.61
Expired/Forfeited	—	—
Outstanding at December 31, 2021	815,833	$4.00

On May 7, 2021, the Company issued 181,179 shares of common stock to a member of senior management as payment for a performance bonus earned in the Prior Year. These shares vested immediately. The Company recognized compensation expense of approximately $0.3 million in the Prior Year to accrue for this performance bonus.

The Company also recognized approximately $0.3 million of compensation expense in the Current Year related to similar senior management bonuses payable in common stock in 2022.

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

On October 1, 2021, the Company issued 16,892 shares of stock to a consultant, which vested immediately.

On October 29, 2021, the Company issued 12,489 shares of stock to an employee pursuant to the terms of a contractual agreement, which vested immediately.

Prior Year stock award grants were as follows:

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

Total compensation expense related to stock awards for the Current Year and Prior Year (inclusive of the amounts detailed above) was approximately $0.4 million and $0.6 million, respectively. Total unrecognized compensation expense related to unvested restricted stock grants at December 31, 2021 amounts to $0.1 million and is expected to be recognized over a weighted average period of 1.25 years.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

The following table provides information with respect to restricted stock purchased and retired by the Company during the Current Year and Prior Year:

			Number of
			Shares
			Purchased as
			Part of
	Total Number	Actual	Publicly	Fair value of
	of Shares	Price Paid	Announced	Re-Purchased
Date	Purchased	per Share	Plan	Shares
October 29, 2021 (i)	9,187	1.73	—	16,000
Total 2021	9,187	$1.73	—	$16,000

March 30, 2020 (i)	155,556	$0.65	—	$102,000
May 20, 2020 (i)	87,249	0.98	—	85,000
December 24, 2020 (i)	2,478	1.14	—	3,000
Total 2020	245,283	$0.77	—	$190,000
(i)	The shares were exchanged from employees and directors in connection with the income tax withholding obligations on behalf of such employees and directors from the vesting of restricted stock or the receipt of stock awards. The 2011 Plan and 2021 Plan allow for award holders to surrender vested shares to cover withholding tax liabilities.

Shares Available Under the Company’s Equity Incentive Plans

At December 31, 2021, there were 4,000,000 shares of common stock available for award grants under the 2021 Plan.

Shares Reserved for Issuance

At December 31, 2021, there were 9,747,035 shares of common stock reserved for issuance, including 5,747,035 shares reserved pursuant to unexercised warrants and stock options previously granted under the 2011 Plan, and 4,000,000 shares available for issuance under the 2021 Plan.

Dividends

The Company has not paid any dividends to date.

9. Earnings (Loss) Per Share

Shares used in calculating basic and diluted earnings (loss) per share are as follows:

	Year Ended
	December 31,
	2021	2020
Basic	19,455,987	19,117,460
Effect of exercise of warrants	—	—
Effect of exercise of stock options	—	—
Diluted	19,455,987	19,117,460

As a result of the net loss presented for the Current Year and Prior Year, the Company calculated diluted earnings (loss) per share using basic weighted-average shares outstanding for such period, as utilizing diluted shares would be anti-dilutive to loss per share.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

The computation of basic and diluted earnings (loss) per share excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Year Ended
	December 31,
	2021	2020
Stock options and warrants	5,747,035	7,759,190

10.   Commitments and Contingencies

Leases

The Company has operating leases for its current office, former office, and a retail store location, as well as certain equipment with a term of 12 months or less. The Company is currently not a party to any finance leases.

The Company's real estate leases have remaining lease terms between approximately 2 months to 7 years. As of December 31, 2021, the weighted average remaining lease term was 5.8 years and the weighted average discount rate was 6.25%.

The Company leases office space under an operating lease agreement related to the Company’s main headquarters located in New York City. This lease commenced on March 1, 2016 and expires on October 30, 2027. In connection with this lease, the Company obtained an irrevocable standby letter of credit; the Company has deposited funds as collateral for the letter of credit and has recorded the amount as restricted cash in the consolidated balance sheets as of December 31, 2021 and December 31, 2020.

The Company also leases office space under an operating lease agreement at another location in New York City, representing the Company’s former corporate offices and operations facility. This lease shall expire on February 28, 2022. This office space is subleased to a third-party subtenant through February 27, 2022.

The aforementioned office leases require the Company to pay additional rents related to increases in certain taxes and other costs on the properties.

The Company also leases approximately 1,300 square feet of retail space for a retail store location in Westchester, New York. This lease shall expire on January 31, 2029; however, the Company is currently in the process of negotiating the termination of this lease. The Company recorded an impairment charge of $0.7 million to fully impair the remaining balance of the right-of-use asset for this lease as of December 31, 2021.

For the years ended December 31, 2021 and 2020, total lease expense included in selling, general and administrative expenses on the Company's consolidated statements of operations was approximately $1.7 million and $1.5 million, respectively. The Company’s total lease costs for the years ended December 31, 2021 and 2020 were comprised of the following:

($ in thousands)	2021	2020
Operating lease cost	$2,047	$1,986
Short-term lease cost	68	81
Variable lease cost	178	98
Sublease income	(622)	(618)
Total lease cost	$1,671	$1,547

Cash paid for amounts included in the measurement of operating lease liabilities was $2.0 million and $1.9 million in the Current Year and Prior Year, respectively. Cash received from subleasing was $0.7 million and $0.7 million in the Current Year and Prior Year, respectively.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

As of December 31, 2021, the maturities of lease liabilities were as follows:

($ in thousands)
2022	$1,700
2023	1,711
2024	1,711
2025	1,711
2026	1,710
Thereafter (through 2028)	1,610
Total lease payments	10,153
Less: Discount	1,694
Present value of lease liabilities	8,459
Current portion of lease liabilities	1,207
Non-current portion of lease liabilities	$7,252

Employment Agreements

The Company has contracts with certain executives and key employees. The future minimum payments under these contracts are as follows:

Employment
($ in thousands)	Contract
Year Ended December 31,	Payments
2022	$2,366
Thereafter	—
Total future minimum employment contract payments	$2,366

In addition to the employment contract payments stated above, the Company’s employment contracts with certain executives and key employees contain performance-based bonus provisions. These provisions include bonuses based on the Company achieving revenues in excess of established targets and/or on operating results.

Certain of the employment agreements contain severance and/or change in control provisions. Aggregate potential severance compensation amounted to approximately $4.6 million as of December 31, 2021.

Contingent Obligation – Halston Heritage Earn-Out

In connection with the February 11, 2019 purchase of the Halston Heritage trademarks from the H Company IP, LLC (“HIP”), the Company agreed to pay HIP additional consideration (the “Halston Heritage Earn-Out”) of up to an aggregate of $6.0 million, based on royalties earned from 2019 through December 31, 2022. This additional consideration shall be payable in shares of common stock of the Company. The Halston Heritage Earn-Out of $0.9 million is recorded as a long-term liability as of December 31, 2021 and 2020 in the accompanying consolidated balance sheets, based on the difference at the date of acquisition between the fair value of the acquired assets of the Halston Heritage Trademarks and the total consideration paid. In accordance with ASC Topic 480, the Halston Heritage Earn-Out obligation is treated as a liability in the accompanying consolidated balance sheets because of the variable number of shares payable under the agreement.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Contingent Obligation – Lori Goldstein Earn-Out

In connection with the April 1, 2021 purchase of the Lori Goldstein trademarks (see Note 3 for additional information), the Company agreed to pay the seller additional cash consideration of up to $12.5 million, based on royalties earned during the six calendar year period commencing in 2021. The Lori Goldstein Earn-Out of $6.6 million is recorded as a long-term liability at December 31, 2021 in the accompanying consolidated balance sheet, based on the difference at the date of acquisition between the fair value of the acquired assets of the Lori Goldstein brand and the total consideration paid.

Legal Proceedings

From time to time, the Company becomes involved in legal claims and litigation in the ordinary course of business. In the opinion of management, based on consultations with legal counsel, the disposition of litigation currently pending against the Company is unlikely to have, individually or in the aggregate, a materially adverse effect on the Company’s business, financial position, results of operations, or cash flows. The Company routinely assesses all its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.

Coronavirus Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus disease (“COVID-19”) as a pandemic, which continues to circulate throughout the U.S. and the world. COVID-19 has had an unprecedented impact on the U.S. and global economy as federal, state, and local governments continue to react to and attempt to manage this ongoing public health crisis.

The impacts of the ongoing COVID-19 pandemic are broad reaching and are having an impact on the Company’s licensing and wholesale businesses. The COVID-19 pandemic is impacting the Company’s supply chain as most of the Company’s products are manufactured in China, Thailand, and other places around the world affected by this event. Temporary factory closures and the pace of workers returning to work have impacted contract manufacturers’ ability to source certain raw materials and to produce finished goods in a timely manner. The outbreak is also impacting distribution and logistics providers' ability to operate in the normal course of business. Further, the pandemic resulted in a sudden decrease in sales for many of the Company’s products, from which the Company has yet to fully recover. This has resulted in order cancellations and a decrease in accounts receivable collections, as the Company recorded additional allowances for doubtful accounts of approximately $1 million in the Prior Year and approximately $0.1 million in the Current Year related to retailers that have filed for bankruptcy.

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

December 31, 2021 and 2020

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

The income tax (benefit) provision for federal and state and local income taxes in the consolidated statements of operations consists of the following:

	Years Ended December 31,
($ in thousands)	2021	2020
Current:
Federal	$—	$(202)
State and local	86	66
Total current	86	(136)

Deferred:
Federal	(2,376)	(3,538)
State and local	(816)	(844)
Total deferred	(3,192)	(4,382)
Total benefit	$(3,106)	$(4,518)

The reconciliation of income tax (benefit) provision computed at the federal and state and local statutory rates to the Company’s loss before taxes is as follows:

	Years Ended December 31,
	2021	2020
U.S. statutory federal rate	21.00%	21.00%
State and local rate, net of federal tax	4.64	4.54
Stock compensation	(5.56)	(1.94)
Excess compensation deduction	(0.68)	(0.51)
Foreign tax credits	—	0.11
Federal true-ups	(0.10)	—
Life insurance	(0.10)	(0.04)
Net operating loss carryback	—	0.56
Paycheck Protection Program addback	—	2.18
Change in tax rate	0.06	—
Other permanent differences	(0.01)	(0.01)
Income tax benefit	19.25%	25.89%

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

The significant components of net deferred tax assets (liabilities) of the Company consist of the following:

	December 31,
($ in thousands)	2021	2020
Deferred tax assets
Stock-based compensation	$1,274	$2,440
Federal, state and local net operating loss carryforwards	6,684	2,907
Accrued compensation and other accrued expenses	728	664
Allowance for doubtful accounts	309	329
Basis difference arising from discounted note payable	11	11
Foreign tax credit	219	219
Charitable contribution carryover	77	63
Property and equipment	488	321
Interest expense	602	—
Total deferred tax assets	10,392	6,954

Deferred tax liabilities
Basis difference arising from intangible assets of acquisition	(10,251)	(10,006)
Total deferred tax liabilities	(10,251)	(10,006)

Net deferred tax assets (liabilities)	$141	$(3,052)

As of December 31, 2021 and 2020, the Company had approximately $23.7 million and $10.1 million, respectively, of federal net operating loss carryforwards ("NOLs") available to offset future taxable income. The NOL as of December 31, 2017 of $0.3 million has an expiration period through 2037. The NOL generated during tax years beginning after December 31, 2017 of $23.4 million has an indefinite life and does not expire.

As of December 31, 2021 and 2020, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its consolidated financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its consolidated financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

12.   Related Party Transactions

Hilco Trading, LLC

Hilco Trading, LLC ("Hilco") directly and indirectly owns greater than 5% of the Company's common stock, and its affiliate Hilco Global owns 50% of the equity of Longaberger Licensing, LLC. During the year ended December 31, 2020, the Company sold certain apparel products to an affiliate of Hilco, and recognized approximately $0.2 million of revenue from this transaction. Additionally, during the year ended December 31, 2020, the Company sold certain intangible assets of Longaberger Licensing, LLC to a third party; an affiliate of Hilco earned and was paid a commission of approximately $0.1 million related to the sale of these assets.

Robert W. D’Loren

Jennifer D’Loren is the wife of Robert W. D’Loren, the Company’s Chief Executive Officer and Chairman of the Board, and is employed by the Company. Mrs. D’Loren brings vast experience in project management and implementation of financial IT solutions. During the past two years, Mrs. D’Loren has worked on the implementation of the Company’s ERP system. Mrs. D’Loren received compensation of less than $0.1 million and approximately $0.1 million for the years ended December 31, 2021 and 2020, respectively.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Isaac Mizrahi

On February 24, 2020, the Company entered into an employment agreement with Isaac Mizrahi, a principal stockholder of the Company, for Mr. Mizrahi to continue to serve as Chief Design Officer of the Isaac Mizrahi Brand. The term of the employment agreement expires on December 31, 2022, subject to earlier termination, and may be extended, at the Company’s option, for two successive one-year terms (each, a “Renewal Period”). Mr. Mizrahi’s base salary shall be $1.8 million, $2.0 million, and $2.1 million per annum during the term of the agreement and $2.25 million and $2.4 million during 2023 and 2024 if the term is extended, in each case, subject to adjustment in the event Mr. Mizrahi does not make a specified number of appearances on Qurate’s QVC channel. Mr. Mizrahi shall be eligible to receive an annual cash bonus (the “Bonus”) up to an amount equal to $2.5 million less base salary for 2020 and $3.0 million less base salary for 2021, 2022, and any year during the Renewal Period. The Bonus shall consist of the DRT Revenue, Bonus, the Brick-and-Mortar Bonus, the Endorsement Bonus and the Monday Bonus, if any, as determined in accordance with the below:

●	“DRT Bonus” means for any calendar year an amount equal to 10% of the aggregate net revenue related to sales of Isaac Mizrahi Brand products through direct response television. The DRT Revenue Bonus shall be reduced by the amount of the Monday Bonus.
●	“Brick-and-Mortar Bonus” means for any calendar year an amount equal to 10% of the net revenues from sales of products under the Isaac Mizrahi Brand, excluding DRT revenue and endorsement revenues.
●	“Endorsement Bonus” means for any calendar year an amount equal to 40% of revenues derived from projects undertaken by the Company with one or more third parties solely for Mr. Mizrahi to endorse the third party’s products through the use of Mr. Mizrahi’s name, likeness, and/or image, and neither the Company nor Mr. Mizrahi provides licensing or design.
●	“Monday Bonus” means $10,000 for each appearance by Mr. Mizrahi on Qurate’s QVC channel on Mondays (subject to certain expectations) up to a maximum of 40 such appearances in a calendar year.

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

December 31, 2021 and 2020

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

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 1, 2021, the Company dismissed CohnReznick LLP (“CR”) as its independent registered public accounting firm. CR’s reports on the financial statements of the Company as of and for the years ended December 31, 2019 and 2020 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audits of the financial statements of the Company for the years ended December 31, 2019 and 2020 and the subsequent interim period through October 1, 2021, there were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with CR’s opinion to the subject matter of the disagreement.

On September 30, 2021, the Audit Committee of the Board of Directors appointed Marcum LLP (“Marcum”) as the Company’s new independent registered public accounting firm. Prior to September 30, 2021, the Company did not consult with Marcum regarding (1) the application of accounting principles to a specified transactions, (2) the type of audit opinion that might be rendered on the Company’s financial statements, (3) written or oral advice was provided that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issues, or (4) any matter that was the subject of a disagreement between the Company and its predecessor auditor as described in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

The Company’s Audit Committee of the Board of Directors participated in and approved the decision to change our independent registered public accounting firm.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a 15(f) and 15d 15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive and principal accounting officers to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Item 9B.   Other Information

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

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

NAME	AGE	POSITION
Robert W. D’Loren	64	Chairman of the Board of Directors and Chief Executive Officer and President
James F. Haran	61	Chief Financial Officer and Assistant Secretary, and Principal Financial and Accounting Officer
Seth Burroughs	42	Executive Vice President of Business Development and Treasury and Secretary
Mark DiSanto	60	Director
James Fielding	57	Director
Michael R. Francis	59	Director
Howard Liebman	79	Director
Deborah Weinswig	51	Director

Below are the biographies of each of our officers and directors as of December 31, 2021.

Robert W. D’Loren has been the Chairman of our Board and our Chief Executive Officer and President since September 2011. Mr. D’Loren has been an entrepreneur, innovator, and pioneer of the consumer branded products industry for over 35 years. Mr. D’Loren has spearheaded the Company’s omni-channel platform, connecting the channels of digital, brick-and-mortar, social media, and direct-response television to create a single customer view and brand experience for Xcel’s brands. He served as Chairman and CEO of IPX Capital, LLC and its subsidiaries, a consumer products investment company, from 2009 to 2011. He continues to serve as IPX Capital LLC’s Chairman.

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

Key Employees

Isaac Mizrahi is Chief Design Officer for IM Brands. As Chief Design Officer, he is responsible for design and design direction for all brands under his name. Mr. Mizrahi has been a leader in the fashion industry for over 30 years. Since his first collection in 1987, Mr. Mizrahi’s designs have come to stand for timeless, cosmopolitan style. He has been awarded four Council of Fashion Designers of America (CFDA) awards, including a special award in 1996 for the groundbreaking documentary “Unzipped.” In the Spring of 2016, Mr. Mizrahi launched IMNYC Isaac Mizrahi, available exclusively at Hudson’s Bay and Lord & Taylor department stores. Previously, in 2009, Mr. Mizrahi launched his exclusive lifestyle collection, ISAACMIZRAHILIVE, on QVC. In addition, television audiences have come to value Mr. Mizrahi’s media presence through his roles on “Project Runway All Stars” for Lifetime, and his appearances on broadcast television networks where he offers his expertise on fashion and style.

Lori Goldstein is Chief Creative Officer and Spokeswoman for the Lori Goldstein Brands. As Chief Creative Officer, she is responsible for providing design input and guidance to Xcel Brands for all brands under her name. Ms. Goldstein’s work has covered a vast range, from her collaborations with photographers Annie Leibovitz at Vanity Fair to Steven Meisel at Vogue Italia, to her styling for designers Donatella Versace and Vera Wang. Ms. Goldstein stepped in front of the camera in 2009 when she launched LOGO by Lori Goldstein, her exclusive collection for QVC. She is the author of “Style Is Instinct,” which was published in 2013. In 2014, Ms. Goldstein’s brand was awarded “Apparel Product Concept of the Year” and she was named QVC Ambassador.

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

Pursuant to the D’Loren Agreement, Mr. D’Loren was granted an option to purchase up to 2,578,947 shares of the Company’s common stock at an exercise price of $1.72 per share. The option is exercisable until February 28, 2029 and shall vest, subject to Mr. D’Loren remaining employed by the Company and based upon the Company’s common stock achieving the following target prices:

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

Pursuant to the Haran Employment Agreement, Mr. Haran was granted an option to purchase up to 552,632 shares of the Company’s common stock at an exercise price of $1.72 per share. The option is exercisable until February 28, 2029 and shall vest, subject to Mr. Haran remaining employed with the Company and based upon the Company’s common stock achieving target prices as follows:

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

Seth Burroughs

On February 28, 2019, and effective as of January 1, 2019, the Company entered into a two-year employment agreement with Seth Burroughs for him to continue to serve as the Company’s Executive Vice President – Business Development

and Treasury, referred to as the Burroughs Employment Agreement. Following the initial two-year term, the agreement automatically renewed for a one-year term and will be automatically renewed for one-year terms thereafter unless either party gives written notice of intent to terminate at least 30 days prior to the expiration of the then current term. Pursuant to the Burroughs Employment Agreement, Mr. Burroughs’ annual base salary is $0.34 million per annum. The board of directors or the compensation committee may approve increases (but not decreases) from time to time. Following the initial two-year term, the base salary shall be reviewed at least annually.

Bonus

Mr. Burroughs will be eligible to receive a performance cash bonus in an amount equal to (i) 0.23% of all IP Income in excess of $12.0 million earned and received by us in such fiscal year; provided that any IP income generated through net sales shall be multiplied by (x) 7% in the case of net sales from wholesale sales, and private label sales and (y) 3% in the case of net sales from e-commerce sales through the Company’s web sites plus (ii) 0.375% of the Company’s adjusted EBITDA (as defined in the Haran Employment Agreement) for such fiscal year.

Pursuant to the Burroughs Employment Agreement, Mr. Burroughs was granted an option to purchase up to 368,421 shares of the Company’s common stock at an exercise price of $1.72 per share. The option is exercisable until February 28, 2029 and shall vest, subject to Mr. Burroughs remaining employed with the Company and based upon the Company’s common stock achieving target prices as follows:

Target Prices	Number of Option Shares Vesting
$3.00	105,263
$5.00	89,474
$7.00	73,684
$9.00	57,895
$11.00	42,105

Severance

If Mr. Burrough’s employment is terminated by the Company without cause, or if Mr. Burroughs resigns with good reason, or if the Company fails to renew the term, then Mr. Burroughs will be entitled to receive his unpaid base salary and cash bonuses through the termination date and a lump sum payment equal to his base salary in effect on the termination date for 12 months. Mr. Burroughs would also be entitled to continue to participate in our group medical plan, subject to certain conditions, for a period of 12 months from the termination date.

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

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, based solely on a review of Forms 3 and 4 and any amendments thereto furnished to our Company pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, all Section 16(a) filing requirements applicable to our officers, directors, and beneficial owners of more than 10% of our equity securities were timely filed, except that Mr. D’Loren filed Forms 4 late for two transactions.

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

Item 11.   Executive Compensation

The following table sets forth information regarding all cash and non-cash compensation earned, during the years ended December 31, 2021 and 2020, by our principal executive officer and our two other most highly compensated executive officers, which we refer to collectively as the named executive officers, for services in all capacities to the Company:

Summary Compensation Table

			Salary	Bonus	Awards	All Other
Name	Title	Year	(1)	(2)	(3)	Compensation	Total
Robert W. D’Loren	CEO and Chairman	2021	$888,500	$382,640	$282,640	$—	$1,553,780
		2020	758,927	440,235	220,000	92	1,419,254

James F. Haran	CFO	2021	366,000	39,310	—	—	405,310
		2020	312,625	42,380	—	2,547	357,552

Seth Burroughs	EVP - Business	2021	340,600	63,310	—	—	403,910
	Development	2020	290,929	48,380	—	—	339,309
	and Treasury
(1)	Salary amounts for 2020 reflect temporary voluntary reductions from April 1, 2020 – December 31, 2020 in connection with cost reduction actions taken by management in response to the COVID-19 pandemic.
(2)	Bonuses were paid in accordance with the executives’ respective employment agreements. See “Employment Agreements with Executives” in Item 10.
(3)	The amounts shown represent the grant date fair value of fully-vested common stock awards issued as payment for performance bonuses earned in the prior year.

Outstanding Equity Awards as of December 31, 2021

		Options and Warrant Awards					Stock Awards
		Number of	Number of
		Securities	Securities					Market
		Underlying	Underlying				Number of	Value of
		Unexercised	Unexercised			Option or	Shares of	Shares of
		Options &	Options &			Warrant	Stock that	Stock that
		Warrants,	Warrants,		Exercise	Expiration	Have Not	Have Not
Name	Title	Exercisable	Unexercisable		Price	Date	Vested	Vested
Robert W. D’Loren	CEO, Chairman	—	2,578,947	(1)	$1.72	2/28/2029
							—	$—
James F. Haran	CFO	—	552,632	(1)	$1.72	2/28/2029
							—	$—
Seth Burroughs	EVP - Bus. Development	—	368,421	(1)	$1.72	2/28/2029
	& Treasury						—	$—
(1)	These options shall become exercisable based upon the Company’s common stock achieving specified target prices as outlined in the executive’s employment agreement, and expire on February 28, 2029. See “Employment Agreements with Executives” in Item 10.

Director Compensation

We pay our non-employee directors $3,000 for each board of directors and committee meeting attended, up to a maximum of $12,000 per year for board of directors’ meetings and up to a maximum of $12,000 per year for committee meetings, except that the chairman of each committee receives $4,000 for each such committee meeting attended, up to a maximum of $16,000 per year.

The following table sets forth information with respect to each non-employee director’s compensation for the year ended December 31, 2021. The dollar amounts shown for Stock Awards represent the grant date fair value of the restricted stock awards or stock options granted during the fiscal year calculated in accordance with ASC Topic 718.

	Fees Earned
	or Paid	Stock	Option
Name	in Cash	Awards	Awards	Total
Mark DiSanto (1) (2)	$12,000	$19,300	$16,240	$47,540
Michael R. Francis (1) (2)	$6,000	$19,300	$16,240	$41,540
Howard Liebman (1) (2)	$14,000	$19,300	$16,240	$49,540
Deborah Weinswig (1) (2)	$12,000	$19,300	$16,240	$47,540
James Fielding (1) (2)	$6,000	$19,300	$16,240	$41,540
(1)	On April 1, 2021, each non-employee directory was granted 10,000 shares of restricted stock pursuant to the terms and conditions of the 2011 Equity Incentive Plan. Such shares of restricted stock will vest evenly over two years, whereby 50% shall vest on April 1, 2022 and 50% shall vest on April 1, 2023. Notwithstanding the foregoing, each grantee may extent the vesting date of all or a portion of the restricted shares by six months and, thereafter one or more times may further extend such date with respect to all or a portion of the restricted shares until the next following October 1 or April 1, as the case may be. The grant date fair value of the shares was $1.93 per share.
(2)	On April 1, 2021, each non-employee director was granted options to purchase 25,000 shares of stock pursuant to the terms and conditions of the 2011 Equity Incentive Plan. Such options will vest evenly over two years, whereby 50% shall vest on April 1, 2022 and 50% shall vest on April 1, 2023. The exercise price of the options is $1.93 per share.

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

During the current year, we adopted the 2021 Equity Incentive Plan, the key terms and provisions of which are substantially similar to the 2011 Plan described above, with the major difference being that a total of 4,000,000 shares of common stock are eligible for issuance under the 2021 Equity Incentive Plan.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of March 10, 2022, the number of shares of common stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each named executive officer and director of the Company, and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose of or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power. Unless otherwise indicated, the address for such person is c/o Xcel Brands, Inc., 1333 Broadway, 10th Floor, New York, New York 10018.

The percentages below are calculated based on 19,571,119 shares of common stock issued and outstanding as of March 10, 2022:

	Number of
	Shares
	of Common
	Stock	Percent
	Beneficially	Beneficially
Name and Address	Owned	Owned
Named executive officers and directors:
Robert W. D’Loren (1)	8,636,898	44.13%
James F. Haran (2)	204,018	3.87
Seth Burroughs (3)	310,549	3.47
Howard Liebman (4)	171,165	1.10
Mark DiSanto (5)	1,541,676	8.07
Michael R. Francis (6)	214,000	1.32
Deborah Weinswig (7)	98,000	*
James Fielding (8)	65,000	*

All directors and executive officers as a group (8 persons) (9)	11,241,306	56.29

5% Shareholders:
Isaac Mizrahi (10)	2,773,325	13.96
Hilco Trading, LLC (11)	1,667,767	8.52
5 Revere Drive, Suite 206, Northbrook, IL 60062
Burch Acquisition LLC (12)	1,000,000	5.11
840 First Avenue, Suite 200, King of Prussia, PA 19406

*  Less than 1%.

(1)	Consists of (i) 1,614,145 shares held by Mr. D’Loren, (ii) 607,317 shares owned by Irrevocable Trust of Rose Dempsey (or the Irrevocable Trust) of which Mr. D’Loren and Mr. DiSanto are the trustees and as to which Mr. D’Loren has sole voting and dispositive power, (iii) 2,473,325 shares of common stock (including 522,500 restricted shares) held in the name of Isaac Mizrahi, (iv) 1,666,667 shares of common stock held in the name of Hilco Trading, LLC, and (v) 2,275,444 shares of common stock as to which holders thereof granted to Mr. D’Loren irrevocable proxy and attorney-in-fact with respect to the shares. Certain holders or grantees have entered into certain agreements, pursuant to which appoint a person designated by our board of directors as their irrevocable proxy and attorney-in-fact with respect to the shares set forth in clauses (iii), (iv), and (v). Mr. D’Loren does not have any pecuniary interest in these shares described in clauses (iii), (iv), and (v) and disclaims beneficial ownership thereof. Does not include 326,671 shares held by the D’Loren Family Trust (or the Family Trust) of which Mark DiSanto is a trustee and has sole voting and dispositive power.
(2)	Consists of (i) 204,018 shares of common stock.
(3)	Consists of (i) 310,549 shares of common stock.
(4)	Consists of (i) 36,165 shares of common stock, (ii) 40,000 restricted shares, and (iii) immediately exercisable options to purchase 95,000 shares.
(5)	Consists of (i) 326,671 shares held by the D’Loren Family Trust, of which Mark DiSanto is trustee and has sole voting and dispositive power over the shares held by the D’Loren Family Trust, (ii) 1,027,613 shares held by Mark X. DiSanto Investment Trust, of which Mark DiSanto is trustee and has sole voting and dispositive power over the shares held by the Trust, (iii) 10,000 restricted shares, (iv) 95,000 shares issuable upon exercise of warrants and options that have vested, and (v) 82,392 shares held by other trusts, of which Mark DiSanto is trustee and has sole voting and dispositive power over the shares held by the trusts.

(6)	Consists of (i) 109,000 shares of common stock, (ii) 10,000 restricted shares, and (iii) immediately exercisable options to purchase 95,000 shares.
(7)	Consists of (i) 28,000 restricted shares and (ii) immediately exercisable options to purchase 70,000 shares.
(8)	Consists of (i) 10,000 shares of common stock, (ii) 10,000 restricted shares, and (iii) immediately exercisable options to purchase 45,000 shares.
(9)	Includes (i) 3,720,553 shares of common stock, (ii) 98,000 restricted shares, (iii) 400,000 shares issuable upon exercise of options that are currently exercisable, and (iv) 7,022,753 other shares of common stock as to which holders thereof granted to Mr. D’Loren irrevocable proxy and attorney-in-fact with respect to the shares.
(10)	Consists of (i) 1,950,825 shares of common stock, (ii) 522,500 restricted shares, and (iii) immediately exercisable options to purchase 300,000 shares.
(11)	The H Company IP, LLC, or HIP, directly owns 1,000,000 shares of common stock, which we refer to as the H Company Shares. House of Halston, LLC, or HOH, is the parent company of HIP and may be deemed to share beneficial ownership of the H Company Shares by virtue of its ability to direct the business and investment decisions of HIP. The H Investment Company, LLC, or H Investment, in its capacity as the controlling member of HOH, has the ability to direct the investment decisions of HOH, including the power to direct the decisions of HOH regarding the disposition of the H Company Shares; therefore, H Investment may be deemed to beneficially own the H Company Shares. Hilco Brands, LLC, or Hilco Brands, in its capacity as a member of the Board of Managers of H Investment, has the ability to direct the management of H Investment’s business, including the power to direct the decisions of H Investment regarding the voting and disposition of the H Company Shares; therefore, Hilco Brands may be deemed to have indirect beneficial ownership of the H Company Shares. Hilco Trading, LLC, or Hilco Trading, is the parent company of Hilco Brands and may be deemed to share beneficial ownership of the H Company Shares by virtue of its ability to direct the business and investment decisions of Hilco Brands. Hilco Trading also directly owns 667,767 shares of our outstanding common stock, which we refer to as the Hilco Shares. By virtue of the relationship described above and its direct ownership of the Hilco Shares, Hilco Trading beneficially owns 1,667,767 shares of our common stock. Jeffrey Bruce Hecktman is the majority owner of Hilco Trading and may be deemed to share beneficial ownership of the H Company Shares and the Hilco Shares by virtue of his ability to direct the business and investment decisions of Hilco Trading. By virtue of this relationship, Mr. Hecktman may be deemed to have indirect beneficial ownership of 1,667,767 shares of our common stock.
(12)	Consists of 1,000,000 shares of common stock.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Hilco Trading, LLC

Hilco Trading, LLC ("Hilco") directly and indirectly owns greater than 5% of the Company's common stock, and its affiliate Hilco Global owns 50% of the equity of Longaberger Licensing, LLC. During the year ended December 31, 2020, the Company sold certain apparel products to an affiliate of Hilco, and recognized approximately $0.2 million of revenue from this transaction. Additionally, during the year ended December 31, 2020, the Company sold certain intangible assets of Longaberger Licensing, LLC to a third party; an affiliate of Hilco earned and was paid a commission of $0.1 million related to the sale of these assets.

Robert W. D’Loren

Jennifer D’Loren is the wife of Robert W. D’Loren, the Company’s Chief Executive Officer and Chairman of the Board, and is employed by the Company. Mrs. D’Loren brings vast experience in project management and implementation of financial IT solutions. During the past two years, Mrs. D’Loren has worked on the implementation of the Company’s ERP system. Mrs. D’Loren received compensation of less than $0.1 million and approximately $0.1 million for the years ended December 31, 2021 and 2020, respectively.

Isaac Mizrahi

On February 24, 2020, the Company entered into an employment agreement with Isaac Mizrahi, a principal stockholder of the Company, for Mr. Mizrahi to continue to serve as Chief Design Officer of the Isaac Mizrahi Brand. The term of the employment agreement expires on December 31, 2022, subject to earlier termination, and may be extended, at the Company’s option, for two successive one-year terms (each, a “Renewal Period”). Mr. Mizrahi’s base salary shall be $1.8 million, $2.0 million, and $2.1 million per annum during the term of the agreement and $2.25 million and $2.4 million during 2023 and 2024 if the term is extended, in each case, subject to adjustment in the event Mr. Mizrahi does not make a specified number of appearances on Qurate’s QVC channel. Mr. Mizrahi shall be eligible to receive an annual cash bonus (the “Bonus”) up to an amount equal to $2.5 million less base salary for 2020 and $3.0 million less base salary for 2021, 2022, and any year during the Renewal Period. The Bonus shall consist of the DRT Revenue, Bonus, the Brick-and-Mortar Bonus, the Endorsement Bonus and the Monday Bonus, if any, as determined in accordance with the below:

●	“DRT Bonus” means for any calendar year an amount equal to 10% of the aggregate net revenue related to sales of Isaac Mizrahi Brand products through direct response television. The DRT Revenue Bonus shall be reduced by the amount of the Monday Bonus.
●	“Brick-and-Mortar Bonus” means for any calendar year an amount equal to 10% of the net revenues from sales of products under the Isaac Mizrahi Brand, excluding DRT revenue and endorsement revenues.
●	“Endorsement Bonus” means for any calendar year an amount equal to 40% of revenues derived from projects undertaken by the Company with one or more third parties solely for Mr. Mizrahi to endorse the third party’s products through the use of Mr. Mizrahi’s name, likeness, and/or image, and neither the Company nor Mr. Mizrahi provides licensing or design.
●	“Monday Bonus” means $10,000 for each appearance by Mr. Mizrahi on Qurate’s QVC channel on Mondays (subject to certain expectations) up to a maximum of 40 such appearances in a calendar year.

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

Item 14.   Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed or to be billed for professional services rendered by our prior Independent Registered Public Accounting Firm, CohnReznick LLP, for the audit of our annual consolidated financial statements, review of our consolidated financial statements included in our quarterly reports for the first two fiscal quarters of 2021, and other fees that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements for the six months ended June 30, 2021 and the year ended December 31, 2020 were approximately $366,000.

The aggregate fees billed or to be billed for professional services rendered by our current Independent Registered Public Accounting Firm, Marcum LLP, for the audit of our annual consolidated financial statements, review of our consolidated financial statements included in our quarterly report for the third fiscal quarter of 2021, and other fees that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements for the year ended December 31, 2021 were approximately $277,000.

Audit-Related Fees

There were no fees billed by our Independent Registered Public Accounting Firm for audit-related services for the fiscal years ended December 31, 2021 and 2020.

Tax Fees

There were no fees billed for professional services rendered by our Independent Registered Public Accounting Firm for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2021 and 2020.

All Other Fees

There were no fees billed for non-audit services by our Independent Registered Public Accounting Firm for the fiscal years ended December 31, 2021 and 2020.

Audit Committee Determination

The Audit Committee considered and determined that the services performed are compatible with maintaining the independence of the independent registered public accounting firm.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

The Audit Committee is responsible for pre-approving all audit and permitted non-audit services to be performed for us by our Independent Registered Public Accounting Firm as outlined in its Audit Committee charter. Prior to engagement of the Independent Registered Public Accounting Firm for each year’s audit, management or the Independent Registered Public Accounting Firm submits to the Audit Committee for approval an aggregate request of services expected to be rendered during the year, which the Audit Committee pre-approves. During the year, circumstances may arise when it may become necessary to engage the Independent Registered Public Accounting Firm for additional services not contemplated in the original pre-approval. In those circumstances, the Audit Committee requires specific pre-approval before engaging the Independent Registered Public Accounting Firm. The engagements of our Independent Registered Public Accounting Firm were approved by the Company’s Audit Committee.

PART IV

Item 15.Exhibit and Financial Statement Schedules

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Xcel Brands, Inc. (11)

3.2	Third Restated and Amended Bylaws of Xcel Brands, Inc. (12)

4.1	Third Amended and Restated Equity Incentive Plan and Forms of Award Agreements (14)

4.2	2021 Equity Incentive Plan (18)

4.3	Description of Registrant’s Securities (17)

9.1	Amended and Restated Voting Agreement between Xcel Brands, Inc. and IM Ready-Made, LLC, dated as of December 24, 2013 (5)

9.2	Voting Agreement between Xcel Brands, Inc. and Judith Ripka Berk, dated as of April 3, 2014 (7)

9.3	Voting Agreement dated as of December 22, 2014 by and between Xcel Brands, Inc. and H Company IP, LLC (8)

9.4	Form of Voting Agreement dated as of February 11, 2019 (3)

10.1+

Asset Purchase Agreement by and among Xcel Brands, Inc., IM Brands, LLC, IM Ready-Made, LLC, Isaac Mizrahi and Marisa Gardini, dated as of May 19, 2011, as amended on July 28, 2011, as amended on September 15, 2011, as amended on September 21, 2011, and as amended on September 29, 2011 (1)

10.2*	Second Amended and Restated Agreement and Consent to Assignment by and among QVC, Inc., IM Brands, LLC, IM Ready-Made, LLC, Xcel Brands, Inc. and Isaac Mizrahi, dated September 28, 2011 (2)

10.3	Employment Agreement entered into with Isaac Mizrahi, dated February 24, 2020 (9)

10.4*

Amendment No. 1 to Second Amended and Restated Agreement and Consent to Assignment by and among QVC, Inc., IM Brands, LLC, IM Ready-Made, LLC, Xcel Brands, Inc. and Isaac Mizrahi, dated September 28, 2011 (4)

10.5	Employment Agreement between the Company and Robert D’Loren dated February 27, 2019 (15)

10.6	Employment Agreement between the Company and James Haran dated February 27, 2019 (15)

10.7	Employment Agreement between the Company and Seth Burroughs dated February 27, 2019 (20)

10.8	Amended and Restated Fifth Amendment, entered into as of March 14, 2014 and effective as of December 24, 2013, to the Asset Purchase Agreement filed as Exhibit 10.1 (6)

10.9	Sublease Agreement, dated as of July 8, 2015, by and between Xcel Brands, Inc. and GBG USA Inc. (10)

10.10	Asset Purchase Agreement by and between Xcel Brands, Inc., H Licensing, LLC, and The H Company IP LLC (3)

10.11	Loan and Security Agreement dated December 30, 2021 (19)

21.1	Subsidiaries of the Registrant (20)

23.1	Independent Registered Public Accounting Firm’s Consent (20)

23.2	Consent of Independent Registered Public Accounting Firm (20)

31(i).1	Rule 13a-14(a)/15d-14(a) Certification (CEO) (20)

31(i).2	Rule 13a-14(a)/15d-14(a) Certification (CFO) (20)

32(i).1	Section 1350 Certification (CEO) (20)

32(i).2	Section 1350 Certification (CFO) (20)

101.INS	Inline XBRL Instance Document (20)

101.SCH	Inline XBRL Taxonomy Schema (20)

101.CAL	Inline XBRL Taxonomy Calculation Linkbase (20)

101.DEF	Inline XBRL Taxonomy Definition Linkbase (20)

101.LAB	Inline XBRL Taxonomy Label Linkbase (20)

101.PRE	Inline XBRL Taxonomy Presentation Linkbase (20)

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101) (20)
(1)	This Exhibit is incorporated by reference to the appropriate exhibit to the Current Report on Form 8-K, which was filed with the SEC on October 5, 2011.
(2)	This Exhibit is incorporated by reference to the appropriate exhibit to the Current Report filed on Form 8-K/A, which was filed with the SEC on February 7, 2012.
(3)	This Exhibit is incorporated by reference to the appropriate exhibit to the Current Report on Form 8-K, which was filed with the SEC on February 15, 2019.
(4)	This Exhibit is incorporated by reference to the appropriate exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, which was filed with the SEC on August 13, 2013.
(5)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on December 24, 2013.
(6)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on March 20, 2014.
(7)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on April 9, 2014.

(8)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on December 24, 2014.
(9)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on February 28, 2020.
(10)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on July 14, 2015.
(11)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on October 24, 2017.
(12)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on December 8, 2017.
(13)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on April 1, 2019.
(14)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Definitive Proxy Statement on Form DEF 14-A, which was filed with the SEC on August 15, 2016.
(15)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on March 1, 2019.
(16)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on April 27, 2020.
(17)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on April 23, 2021.
(18)	This Exhibit is incorporated by reference to the appropriate Exhibit to the revised Definitive Proxy Statement on Form DEF 14-A, which was filed with the SEC on October 20, 2021.
(19)	This Exhibit is incorporated by reference to the appropriate Exhibit on the Current Report on Form 8-K, which was filed with the SEC on January 6, 2022.
(20)	Filed herewith.

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

Date: April 14, 2022	/s/ Robert W. D’Loren
Robert W. D’Loren, Chairman, President,
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title
/s/ Robert W. D’Loren	Chief Executive Officer and Chairman	April 14, 2022
Robert W. D’Loren	(Principal Executive Officer)

/s/ James F. Haran	Chief Financial Officer	April 14, 2022
James F. Haran	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael R. Francis	Director	April 14, 2022
Michael R. Francis

/s/ Mark DiSanto	Director	April 14, 2022
Mark DiSanto

/s/ James Fielding	Director	April 14, 2022
James Fielding

/s/ Howard Liebman	Director	April 14, 2022
Howard Liebman

/s/ Deborah Weinswig	Director	April 14, 2022
Deborah Weinswig