Form 10-Q
period 2022-03-31
XCel Brands, Inc.
filed 2022-05-23
CIK 1083220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of April 30, 2022, there were 19,761,990 shares of common stock, $.001 par value per share, of the issuer outstanding.

XCEL BRANDS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	(Unaudited)	(Note 1)
Assets
Current Assets:
Cash and cash equivalents	$3,063	$4,483
Accounts receivable, net of allowance of $1,090	8,676	7,640
Inventory	3,941	3,375
Prepaid expenses and other current assets	1,480	1,681
Total current assets	17,160	17,179
Non-current Assets:
Property and equipment, net	2,293	2,549
Operating lease right-of-use assets	6,097	6,314
Trademarks and other intangibles, net	96,775	98,304
Restricted cash	608	739
Deferred tax assets, net	141	141
Other assets	635	555
Total non-current assets	106,549	108,602

Total Assets	$123,709	$125,781

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$7,855	$6,233
Accrued payroll	1,563	577
Current portion of operating lease obligations	1,045	1,207
Current portion of long-term debt	2,500	2,500
Total current liabilities	12,963	10,517
Long-Term Liabilities:
Long-term portion of operating lease obligations	6,963	7,252
Long-term debt, net, less current portion	24,998	25,531
Contingent obligations	7,539	7,539
Other long-term liabilities	13	—
Total long-term liabilities	39,513	40,322
Total Liabilities	52,476	50,839

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, and 19,571,119 shares issued and outstanding at March 31, 2022 and December 31, 2021	20	20
Paid-in capital	103,069	103,039
Accumulated deficit	(32,266)	(28,779)
Total Xcel Brands, Inc. stockholders' equity	70,823	74,280
Noncontrolling interest	410	662
Total Stockholders' Equity	71,233	74,942

Total Liabilities and Stockholders' Equity	$123,709	$125,781

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Three Months Ended
	March 31,
	2022	2021
Revenues
Net licensing revenue	$5,961	$4,307
Net sales	2,786	3,502
Net revenue	8,747	7,809
Cost of goods sold	1,680	1,835
Gross profit	7,067	5,974

Operating costs and expenses
Salaries, benefits and employment taxes	4,853	4,052
Other selling, general and administrative expenses	3,392	3,038
Stock-based compensation	32	160
Depreciation and amortization	1,820	1,210
Total operating costs and expenses	10,097	8,460

Operating loss	(3,030)	(2,486)

Interest and finance expense
Interest expense - term loan debt	708	276
Other interest and finance charges (income), net	1	4
Total interest and finance expense	709	280

Loss before income taxes	(3,739)	(2,766)

Income tax benefit	—	(138)

Net loss	(3,739)	(2,628)
Less: Net loss attributable to noncontrolling interest	(252)	(81)
Net loss attributable to Xcel Brands, Inc. stockholders	$(3,487)	$(2,547)

Loss per common share attributable to Xcel Brands, Inc. stockholders:
Basic and diluted net loss per share	$(0.18)	$(0.13)
Weighted average number of common shares outstanding:
Basic and diluted weighted average common shares outstanding	19,571,119	19,261,436

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Xcel Brands, Inc. Stockholders
	Common Stock
	Number of		Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance as of December 31, 2020	19,260,862	$19	$102,324	$(16,595)	$507	$86,255

Compensation expense related to stock options and restricted stock	—	—	169	—	—	169

Shares issued on exercise of stock options, net	1,667	—	—	—	—	—

Net loss	—	—	—	(2,547)	(81)	(2,628)

Balance as of March 31, 2021	19,262,529	$19	$102,493	$(19,142)	$426	$83,796

Balance as of December 31, 2021	19,571,119	$20	$103,039	$(28,779)	$662	$74,942

Compensation expense related to stock options and restricted stock	—	—	30	—	—	30

Net loss	—	—	—	(3,487)	(252)	(3,739)

Balance as of March 31, 2022	19,571,119	$20	$103,069	$(32,266)	$410	$71,233

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(3,739)	$(2,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,820	1,210
Amortization of deferred finance costs included in interest expense	91	20
Stock-based compensation	32	160
Provision for doubtful accounts	—	132
Deferred income tax benefit	—	(138)
Changes in operating assets and liabilities:
Accounts receivable	(1,036)	(377)
Inventory	(566)	(1,569)
Prepaid expenses and other current and non-current assets	15	(222)
Accounts payable, accrued expenses, accrued payroll and other current liabilities	2,620	1,819
Lease-related assets and liabilities	(128)	(100)
Net cash used in operating activities	(891)	(1,693)

Cash flows from investing activities
Purchase of property and equipment	(35)	(295)
Net cash used in investing activities	(35)	(295)

Cash flows from financing activities
Payment of long-term debt	(625)	—
Net cash used in financing activities	(625)	—

Net decrease in cash, cash equivalents, and restricted cash	(1,551)	(1,988)

Cash, cash equivalents, and restricted cash at beginning of period	5,222	6,066

Cash, cash equivalents, and restricted cash at end of period	$3,671	$4,078

Reconciliation to amounts on condensed consolidated balance sheets:
Cash and cash equivalents	$3,063	$2,969
Restricted cash	608	1,109
Total cash, cash equivalents, and restricted cash	$3,671	$4,078

Supplemental disclosure of non-cash activities:
Liability for equity-based bonuses and other equity-based payments	$2	$(9)

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$623	$236
Cash paid during the period for income taxes	$—	$15

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

(Unaudited)

1. Nature of Operations, Background, and Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2021 (which has been derived from audited financial statements) and the unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the United States Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited consolidated financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations, financial position, and cash flows of Xcel Brands, Inc. and its subsidiaries (the “Company” or "Xcel"). The results of operations for the interim periods presented herein are not necessarily indicative of the results for the entire fiscal year or for any future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 15, 2022.

Certain reclassifications have been made to prior year comparable period financial statements to conform to classifications used in the current year – specifically, the disaggregation of the components of interest and finance expense. These reclassifications had no impact on total interest and finance expense, net loss, stockholders’ equity, or cash flows as previously reported.

The Company is a media and consumer products company engaged in the design, production, marketing, live streaming, wholesale distribution, and direct-to-consumer sales of branded apparel, footwear, accessories, fine jewelry, home goods and other consumer products, and the acquisition of dynamic consumer lifestyle brands. Currently, the Company’s brand portfolio consists of the Isaac Mizrahi brands (the "Isaac Mizrahi Brand"), the LOGO by Lori Goldstein brand (the “Lori Goldstein Brand”), the Halston brands (the "Halston Brands"), the Judith Ripka brands (the "Ripka Brand"), the C Wonder brands (the "C Wonder Brand"), and other proprietary brands. The Company also manages the Longaberger brand (the “Longaberger Brand”) through its 50% ownership interest in Longaberger Licensing, LLC; the Company consolidates Longaberger Licensing, LLC and recognizes noncontrolling interest for the remaining ownership interest held by a third party.

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

The Company’s wholesale and direct-to-consumer operations are presented as "Net sales" and "Cost of goods sold" in the Condensed Consolidated Statements of Operations, separately from the Company’s licensing revenues.

Liquidity

The Company incurred a net loss of approximately $3.7 million during the three months ended March 31, 2022, and had an accumulated deficit of approximately $32.3 million as of March 31, 2022. The Company had working capital (current assets less current liabilities, excluding the current portion of lease obligations) of approximately $5.2 million as of March 31, 2022. The Company’s cash and cash equivalents were approximately $3.1 million as of March 31, 2022. Management

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

(Unaudited)

expects that existing cash and operating cash flows will be adequate to meet the Company’s operating needs, term debt service obligations, and capital expenditure needs, for at least the twelve months subsequent to the filing date of this Quarterly Report on Form 10-Q.

2.      Trademarks and Other Intangibles

Trademarks and other intangibles, net consist of the following:

	Weighted
	Average	March 31, 2022
	Amortization	Gross Carrying	Accumulated	Net Carrying
($ in thousands)	Period	Amount	Amortization	Amount
Trademarks (indefinite-lived)	n/a	$44,500	$—	$44,500
Trademarks (finite-lived)	15 years	68,880	16,782	52,098
Copyrights and other intellectual property	8 years	429	252	177
Total		$113,809	$17,034	$96,775

	Weighted
	Average	December 31, 2021
	Amortization	Gross Carrying	Accumulated	Net Carrying
($ in thousands)	Period	Amount	Amortization	Amount
Trademarks (indefinite-lived)	n/a	$44,500	$—	$44,500
Trademarks (finite-lived)	15 years	68,880	15,268	53,612
Non-compete agreement	7 years	562	562	—
Copyrights and other intellectual property	8 years	429	237	192
Total		$114,371	$16,067	$98,304

Amortization expense for intangible assets was approximately $1.53 million for the three-month period ended March 31, 2022 (the "current quarter") and was approximately $0.91 million for the three-month period ended March 31, 2021 (the "prior year quarter").

The trademarks related to the Isaac Mizrahi Brand have been determined to have indefinite useful lives and, accordingly, no amortization has been recorded for these assets.

3.      Significant Contracts and Concentrations

Qurate Agreements

Under the Company’s agreements with Qurate Retail Group (“Qurate”), collectively referred to as the Qurate Agreements, Qurate is obligated to make payments to the Company on a quarterly basis, based primarily upon a percentage of net retail sales of Isaac Mizrahi, Judith Ripka, Lori Goldstein, and Longaberger branded merchandise. Net retail sales are defined as the aggregate amount of all revenue generated through the sale of the specified branded products by Qurate and its subsidiaries under the Qurate Agreements, net of customer returns, and excluding freight, shipping and handling charges, and sales, use, or other taxes. Net licensing revenue from the Qurate Agreements represents a significant portion of the Company’s total net revenue.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

(Unaudited)

Net licensing revenue from the Qurate Agreements totaled $5.01 million and $3.79 million for the current quarter and prior year quarter, respectively, representing approximately 57% and 49% of the Company’s total net revenue for the current quarter and prior year quarter, respectively.

As of March 31, 2022 and December 31, 2021, the Company had receivables from Qurate of $5.04 million and $3.51 million, respectively, representing approximately 58% and 46% of the Company’s total net accounts receivable, respectively.

4. Allowance for Doubtful Accounts

Accounts receivable are presented on the Company’s condensed consolidated balance sheets net of allowances of $1.09 million as of March 31, 2022 and December 31, 2021. The Company recognized bad debt expense of $0.13 million in the prior year quarter, but did not recognize any bad debt expense in the current quarter.

The prior year quarter bad debt expense was related to the bankruptcy of and economic impact on certain retail customers due to the COVID-19 pandemic. The allowance of approximately $1.1 million against such customers’ outstanding receivable balances of $1.4 million at both December 31, 2021 and March 31, 2022 represents management’s best estimate of collectibility, based on the most recent information available at the respective balance sheet dates.

5. Leases

The Company has an operating lease for its corporate offices and operations facility, as well as certain equipment with a term of 12 months or less.

The Company also has an operating lease for its former retail store location, which was closed in the current quarter. The Company is currently in the process of negotiating the termination of this lease.

The Company previously had an operating lease for its former office location, which it subleased to a third-party subtenant through February 27, 2022, and the Company’s lease of this office space expired by its terms on February 28, 2022.

As of March 31, 2022, the Company’s real estate leases have remaining lease terms of 5 – 7 years, with a weighted average remaining lease term of approximately 5.7 years and a weighted average discount rate of 6.25%.

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

Lease expense for operating lease payments is generally recognized on a straight-line basis over the lease term. The Company recognizes income from subleases (in which the Company is the sublessor) on a straight-line basis over the term of the sublease, as a reduction to lease expense. Lease expense included in selling, general and administrative expenses on the Company’s unaudited condensed consolidated statements of operations was approximately $0.4 million for both the current quarter and prior year quarter.

Cash paid for amounts included in the measurement of operating lease liabilities was $0.6 million in both the current quarter and prior year quarter.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

(Unaudited)

As of March 31, 2022, the maturities of lease obligations were as follows:

($ in thousands)
2022 (April 1 through December 31)	$1,132
2023	1,711
2024	1,711
2025	1,711
2026	1,710
Thereafter (through 2028)	1,610
Total lease payments	9,585
Less: Discount	1,577
Present value of lease liabilities	8,008
Current portion of lease liabilities	1,045
Non-current portion of lease liabilities	$6,963

6. Debt

The Company’s net carrying amount of debt was comprised of the following:

	March 31,	December 31,
($ in thousands)	2022	2021
Term loan debt	$28,375	$29,000
Unamortized deferred finance costs related to term loan debt	(877)	(969)
Total	27,498	28,031
Current portion of debt	2,500	2,500
Long-term debt	$24,998	$25,531

Current Term Loan Debt

On December 30, 2021, Xcel, as Borrower, and its wholly-owned subsidiaries, IM Brands, LLC, JR Licensing, LLC, H Licensing, LLC, C Wonder Licensing, LLC, Xcel Design Group, LLC, Judith Ripka Fine Jewelry, LLC, H Heritage Licensing, LLC, Xcel-CT MFG, LLC and Gold Licensing, LLC, as Guarantors (each a “Guarantor” and collectively, the “Guarantors”), entered into a Loan and Security Agreement (the “New Loan Agreement”) with FEAC Agent, LLC (“FEAC”), as lead arranger and as administrative agent and collateral agent for the lenders party to the New Loan Agreement, and the financial institutions party thereto as lenders (the “Lenders”). Pursuant to the New Loan Agreement, the Lenders made a term loan in the aggregate amount of $29.0 million (the “New Term Loan”). The proceeds of the New Term Loan were used for the purpose of refinancing existing indebtedness (i.e., previous term loan debt), to pay fees, costs, and expenses incurred in connection with entering into the New Loan Agreement, and for working capital purposes.

The New Loan Agreement also provides that Xcel may request the Lenders make incremental term loans of up to $25.0 million (the “Incremental Term Loans”). The terms and conditions of the Incremental Term Loans will be agreed in an amendment to the New Loan Agreement prior to the funding of the Incremental Term Loans.

Upon entering into the New Loan Agreement, Xcel paid a 1.75% closing fee to FEAC for the benefit of the Lenders; the Company also paid approximately $0.5 million of various legal and other fees in connection with the execution of the New Loan Agreement. These fees and costs totaling approximately $0.97 million, net of accumulated amortization, have been deferred on the accompanying condensed consolidated balance sheets as a reduction of the carrying value of the New

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

(Unaudited)

Term Loan, and are being amortized to interest expense over the term of the New Term Loan using the effective interest method.

The New Term Loan matures on April 14, 2025. Principal on the New Term Loan is payable in quarterly installments of $625,000 on each of March 31, June 30, September 30 and December 31 of each year, commencing on March 31, 2022 and ending on March 31, 2025, with a final payment of $20,875,000 on the maturity date of April 14, 2025. Thus, the aggregate remaining annual principal payments under the New Term Loan at March 31, 2022 were as follows:

Amount of
($ in thousands)	Principal
Year Ending December 31,	Payment
2022 (April 1 through December 31)	$1,875
2023	2,500
2024	2,500
2025	21,500
Total	$28,375

Xcel has the right upon thirty (30) days prior written notice to prepay all or any portion of the New Term Loan or Incremental Term Loans and accrued and unpaid interest thereon; provided that any prepayment shall be applied first to prepay the New Term Loan in full and second to the Incremental Term Loans. If the New Term Loan is prepaid in whole or in part (including as a result of an event of default), Xcel shall pay a prepayment premium as follows: an amount equal to the principal amount of the New Term Loan prepaid multiplied by: (i) five percent (5.00%) if such prepayment occurs on or before the first anniversary of the closing date; (ii) two percent (2.00%) if such prepayment occurs at any time after the first anniversary of the closing date and on or prior to the second anniversary of the closing date; and (iii) one percent (1.00%) if such prepayment occurs at any time after the second anniversary of the closing date.

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

(Unaudited)

●	minimum revenues as set forth below;

Fiscal Period	Minimum Revenue
April 1, 2021 - December 31, 2021	$16,445,000
For the trailing twelve month period ending March 31, 2022	$23,500,000
For the trailing twelve month period ending June 30, 2022	$24,491,000
For the trailing twelve month periods ending September 30, 2022 and each fiscal quarter end thereafter	$25,000,000

●	the sum of (i) the eligible inventory plus (ii) eligible cash on hand to the extent not used to satisfy the Minimum Accounts Amount (as defined below) plus (iii) the eligible accounts to the extent not used to satisfy the Minimum Accounts Amount (as defined below) of at least $1.25 million at all times (“Minimum Inventory Amount”), and the sum of (i) the eligible accounts plus (ii) eligible cash on hand to the extent not used to satisfy the Minimum Inventory Amount of at least $1.5 million at all times (“Minimum Accounts Amount”); and
●	Adjusted EBITDA of at least $2.0 million for the 6 fiscal month period ending June 30, 2022.

The Company was in compliance with all applicable covenants as of March 31, 2022.

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

For the current quarter and prior year quarter, the Company incurred interest expense (including both interest paid in cash and the amortization of deferred finance costs) related to term loan debt of approximately $0.71 million and $0.28 million, respectively. The effective interest rate related to term loan debt was approximately 9.8% and 6.6% for the current quarter and prior year quarter, respectively.

7. Stockholders’ Equity

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

March 31, 2022

(Unaudited)

Stock-based Compensation

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

Total expense recognized in the current quarter and prior year quarter for all forms of stock-based compensation was approximately $0.03 million and $0.16 million, respectively. Of the current quarter expense amount, approximately $0.01 million related to employees and approximately $0.02 million related to directors and consultants. Of the prior year quarter expense amount, approximately $0.14 million related to employees and approximately $0.02 million related to directors and consultants.

Stock Options

A summary of the Company’s stock options activity for the current quarter is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding at January 1, 2022	5,630,970	$2.25	5.46	$—
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	(364,310)	3.61
Outstanding at March 31, 2022, and expected to vest	5,266,660	$2.16	5.52	$—
Exercisable at March 31, 2022	1,495,826	$3.32	1.93	$—

Compensation expense related to stock options for the current quarter and the prior year quarter was approximately $0.02 million and $0.16 million, respectively. Total unrecognized compensation expense related to unvested stock options at March 31, 2022 amounts to approximately $0.07 million and is expected to be recognized over a weighted average period of approximately 1.07 years.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

(Unaudited)

A summary of the Company’s non-vested stock options activity for the current quarter is as follows:

		Weighted
		Average
	Number of	Grant Date
	Options	Fair Value
Balance at January 1, 2022	3,873,334	$0.07
Granted	—	—
Vested	(102,500)	1.24
Forfeited or Canceled	—	—
Balance at March 31, 2022	3,770,834	$0.03

Warrants

A summary of the Company’s warrants activity for the current quarter is as follows:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	(in Years)	Value
Outstanding and exercisable at January 1, 2022	116,065	$3.15	2.57	$—
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding and exercisable at March 31, 2022	116,065	$3.15	2.32	$—

No compensation expense related to warrants was recognized in the current quarter or prior year quarter.

Stock Awards

A summary of the Company’s restricted stock activity for the current quarter is as follows:

Weighted
	Number of	Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2022	815,833	$4.00
Granted	—	—
Canceled	—	—
Vested	—	—
Expired/Forfeited	—	—
Outstanding at March 31, 2022	815,833	$4.00

Compensation expense related to restricted stock grants was approximately $0.10 million for the current quarter and prior year quarter. Total unrecognized compensation expense related to unvested restricted stock grants at March 31, 2022 amounts to approximately $0.05 million and is expected to be recognized over a weighted average period of approximately 1.00 years.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

(Unaudited)

Shares Available Under the Company’s Equity Incentive Plans

As of March 31, 2022, there were 4,000,000 shares of common stock available for award grants under the 2021 Plan.

Shares Reserved for Issuance

As of March 31, 2022, there were 9,382,725 shares of common stock reserved for issuance, including 5,382,725 shares reserved for issuance pursuant to unexercised warrants and stock options previously granted under the 2011 Plan, and 4,000,000 shares available for issuance under the 2021 Plan.

8.    Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period, including stock options and warrants, using the treasury stock method. Diluted EPS excludes all potentially dilutive shares of common stock if their effect is anti-dilutive.

As a result of the net loss for all periods presented, the Company calculated diluted EPS using basic weighted average shares outstanding for such period, as utilizing diluted shares would be anti-dilutive to loss per share.

The computation of basic and diluted earnings (loss) per share excludes the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended
	March 31,
	2022	2021
Stock options	5,266,660	5,900,765
Warrants	116,065	579,815
Total	5,382,725	6,480,580

9.    Income Tax

The estimated annual effective income tax benefit rate for the current quarter and the prior year quarter was approximately 0% and 5%, respectively, resulting in an income tax benefit of $0 and $0.14 million, respectively.

For the current quarter, the federal statutory rate differed from the effective tax rate primarily due to the recording of a valuation allowance against the current period loss. Since it is not more likely than not that the current period loss will be utilized, the Company recorded the valuation allowance.

For the prior year quarter, the federal statutory rate differed from the effective tax rate primarily due to recurring permanent differences, which decreased the effective tax rate by approximately 17%, partially offset by state taxes, which increased the effective tax rate by approximately 1%.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

(Unaudited)

10.    Related Party Transactions

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

March 31, 2022

(Unaudited)

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

11.    Commitments and Contingencies

Contingent Obligation – Halston Heritage Earn-Out

In connection with the February 11, 2019 purchase of the Halston Heritage trademarks from H Company IP, LLC (“HIP”), the Company agreed to pay HIP additional consideration (the “Halston Heritage Earn-Out”) of up to an aggregate of $6.0 million, based on royalties earned through December 31, 2022. The Halston Heritage Earn-Out of $0.9 million is recorded as a long-term liability at March 31, 2022 and December 31, 2021 in the accompanying condensed consolidated balance sheets, based on the difference between the fair value of the acquired assets of the Halston Heritage trademarks and the total consideration paid. In accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity,” the Halston Heritage Earn-Out obligation is treated as a liability in the accompanying condensed consolidated balance sheets because of the variable number of shares payable under the agreement.

Contingent Obligation – Lori Goldstein Earn-Out

In connection with the April 1, 2021 acquisition of the Lori Goldstein trademarks, the Company agreed to pay the seller additional cash consideration (the “Lori Goldstein Earn-Out”) of up to an aggregate of $12.5 million, based on royalties earned during the six calendar year period commencing in 2021. The Lori Goldstein Earn-Out of $6.6 million is recorded as a long-term liability at March 31, 2022 and December 31, 2021 in the accompanying condensed consolidated balance sheets, based on the difference between the fair value of the acquired assets of the Lori Goldstein brand and the total consideration paid, in accordance with the guidance in ASC Subtopic 805-50.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

(Unaudited)

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

The impacts of the ongoing COVID-19 pandemic are broad reaching and have had an impact on the Company’s licensing and wholesale businesses. The COVID-19 pandemic has impacted the Company’s supply chain as most of the Company’s products are manufactured in China, Thailand, and other places around the world affected by this event. Temporary factory closures and the pace of workers returning to work have impacted contract manufacturers’ ability to source certain raw materials and to produce finished goods in a timely manner. The pandemic has also impacted distribution and logistics providers' ability to operate in the normal course of business. Further, the initial onset of the pandemic in 2020 resulted in a sudden decrease in sales for many of the Company’s products, from which the Company has yet to fully recover. This resulted in order cancellations and a decrease in accounts receivable collections, as the Company recorded additional allowances for doubtful accounts of approximately $1 million and $0.1 million for the years ended December 31, 2020 and 2021, respectively, related to retailers that filed for bankruptcy.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements that are not historical facts contained in this report are forward-looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks are detailed in the Risk Factors section of our Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on April 15, 2022. The words “believe,” “anticipate,” “expect,” “continue,” “estimate,” “appear,” “suggest,” “goal,” “potential,” “predicts,” “seek,” “will,” “confident,” “project,” “provide,” “plan,” “likely,” “future,” “ongoing,” “intend,” “may,” “should,” “would,” “could,” “guidance,” and similar expressions identify forward-looking statements.

Overview

Xcel Brands, Inc. (“Xcel,” the “Company,” “we,” “us,” or “our”) is a media and consumer products company engaged in the design, production, marketing, live streaming, wholesale distribution, and direct-to-consumer sales of branded apparel, footwear, accessories, fine jewelry, home goods and other consumer products, and the acquisition of dynamic consumer lifestyle brands. Xcel was founded in 2011 with a vision to reimagine shopping, entertainment, and social media as one thing. The Company owns and manages the Isaac Mizrahi brand (the "Isaac Mizrahi Brand"), the LOGO by Lori Goldstein brand (the "Lori Goldstein Brand"), the Halston brand (the "Halston Brand"), the Judith Ripka brand (the "Ripka Brand"), the C Wonder brand (the "C Wonder Brand"), and the Longaberger brand (the “Longaberger Brand”), pioneering a true omni-channel sales strategy which includes the promotion and sale of products under its brands through interactive television, digital live-stream shopping, brick-and-mortar retail, wholesale, and e-commerce channels to be everywhere its customers shop.

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

Summary of Operating Results

Three months ended March 31, 2022 (the “current quarter”) compared with the three months ended March 31, 2021 (the “prior year quarter”)

Revenues

Current quarter net revenue increased approximately $0.9 million to $8.7 million from $7.8 million for the prior year quarter.

Net licensing revenue increased by approximately $1.7 million in the current quarter to $6.0 million, compared with $4.3 million in the prior year quarter. This increase in licensing revenue was primarily attributable to the Lori Goldstein brand, which we acquired on April 1, 2021.

Net sales decreased by approximately $0.7 million in the current quarter to $2.8 million, compared with $3.5 million in the prior year quarter. This decrease in net sales was primarily attributable to declines in apparel wholesale revenue, mainly driven by a change in our C Wonder brand distribution.

Cost of Goods Sold

Current quarter cost of goods sold was $1.7 million, compared with $1.8 million for the prior year quarter.

Gross profit margin from net product sales (net sales less cost of goods sold, divided by net sales) declined from approximately 48% in the prior year quarter to approximately 40% in the current quarter, primarily due to the selling-off of seasoned apparel inventory during the current quarter, a portion of which was reserved for in previous periods.

Gross profit (net revenue less cost of goods sold) increased approximately $1.1 million to $7.1 million from $6.0 million in the prior year quarter, primarily driven by the aforementioned increase in net licensing revenue.

Operating Costs and Expenses

Operating costs and expenses increased approximately $1.6 million from $8.5 million in the prior year quarter to $10.1 million in the current quarter. This increase was mainly driven by costs associated with the Lori Goldstein brand acquired on April 1, 2021 and, to a lesser extent, cost increases from service providers and vendors due to the current inflationary economic environment. Costs associated with the Lori Goldstein brand included a $0.6 million increase in salaries, benefits and employment taxes and $0.6 million of increased trademark amortization expense. The remainder of the increase in operating costs is largely attributable to higher shipping and logistics costs.

Interest and Finance Expense

Interest and finance expense for the current quarter was $0.7 million, compared with $0.3 million for the prior year quarter. This increase was attributable to the fact that the new term loan agreement entered into on December 30, 2021 resulted in a higher outstanding principal balance at a higher effective interest rate as compared with the previous term loan agreement.

Income Tax Benefit

The estimated annual effective income tax benefit rate for the current quarter and the prior year quarter was approximately 0% and 5%, respectively, resulting in an income tax benefit of $0 and $0.14 million, respectively.

For the current quarter, the federal statutory rate differed from the effective tax rate primarily due to the recording of a valuation allowance against the current period loss. Since it is not more likely than not that the current period loss will be utilized, the Company recorded the valuation allowance.

For the prior year quarter, the federal statutory rate differed from the effective tax rate primarily due to recurring permanent differences, which decreased the effective tax rate by approximately 17%, partially offset by state taxes, which increased the effective tax rate by approximately 1%.

Net Loss Attributable to Xcel Brands, Inc. Stockholders

We had a net loss of $3.5 million for the current quarter, compared with a net loss of $2.5 million for the prior year quarter, due to the combination of the factors outlined above.

Non-GAAP Net Income, Non-GAAP Diluted EPS, and Adjusted EBITDA

We had a non-GAAP net loss of approximately $1.9 million, or $0.10 per diluted share (“non-GAAP diluted EPS”), for the current quarter and a non-GAAP net loss of $1.5 million, or $0.08 per diluted share, for the prior year quarter. Non-GAAP net (loss) income is a non-GAAP unaudited term, which we define as net income (loss) attributable to Xcel Brands, Inc. stockholders, exclusive of amortization of trademarks, stock-based compensation, loss on extinguishment of debt, gain on sales of assets, gain on reduction of contingent obligations, costs (recoveries) in connection with potential acquisitions, certain adjustments to the provision for doubtful accounts related to the bankruptcy of and economic impact on certain retail customers due to the COVID-19 pandemic, asset impairments, and deferred income taxes. Non-GAAP net income and non-GAAP diluted EPS measures do not include the tax effect of the aforementioned adjusting items, due to the nature of these items and the Company’s tax strategy.

We had Adjusted EBITDA of approximately $(0.9) million for both the current quarter and the prior year quarter. Adjusted EBITDA is a non-GAAP unaudited measure, which we define as net income (loss) attributable to Xcel Brands, Inc. stockholders before depreciation and amortization, interest and finance expenses (including loss on extinguishment of debt, if any), income taxes, other state and local franchise taxes, stock-based compensation, gain on reduction of contingent obligations, gain on sale of assets, costs (recoveries) in connection with potential acquisitions, asset impairments, and certain adjustments to the provision for doubtful accounts related to the bankruptcy of and economic impact on certain retail customers due to the COVID-19 pandemic.

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

The following table is a reconciliation of net loss attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net income:

	Three Months Ended
	March 31,
($ in thousands)	2022	2021
Net loss attributable to Xcel Brands, Inc. stockholders	$(3,487)	$(2,547)
Amortization of trademarks	1,514	876
Stock-based compensation	32	160
Certain adjustments to provision for doubtful accounts	—	132
Deferred income tax benefit	—	(138)
Non-GAAP net (loss) income	$(1,941)	$(1,517)

The following table is a reconciliation of diluted loss per share (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted EPS:

	Three Months Ended
	March 31,
	2022	2021
Diluted loss per share	$(0.18)	$(0.13)
Amortization of trademarks	0.08	0.04
Stock-based compensation	0.00	0.01
Certain adjustments to provision for doubtful accounts	—	0.01
Deferred income tax benefit	—	(0.01)
Non-GAAP diluted EPS	$(0.10)	$(0.08)
Non-GAAP weighted average diluted shares	19,571,119	19,261,436

The following table is a reconciliation of net loss attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Three Months Ended
	March 31,
($ in thousands)	2022	2021
Net loss attributable to Xcel Brands, Inc.	$(3,487)	$(2,547)
Depreciation and amortization	1,820	1,210
Interest and finance expense	709	280
Income tax benefit	—	(138)
State and local franchise taxes	36	39
Stock-based compensation	32	160
Certain adjustments to provision for doubtful accounts	—	132
Adjusted EBITDA	$(890)	$(864)

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund working capital needs, acquire new brands, and to a lesser extent, capital expenditures. As of March 31, 2022 and December 31, 2021, our cash and cash equivalents were approximately $3.1 million and $4.5 million, respectively.

Restricted cash at March 31, 2022 and December 31, 2021 was approximately $0.6 million and $0.7 million, respectively, and consisted of cash deposited as collateral for an irrevocable standby letter of credit associated with the lease of our corporate office and operating facility.

We expect that existing cash and operating cash flows will be adequate to meet our operating needs, term debt service obligations, and capital expenditure needs, for at least the 12 months subsequent to the filing date of this Quarterly Report on Form 10-Q.

Changes in Working Capital

Our working capital (current assets less current liabilities, excluding the current portion of operating lease obligations and any contingent obligations payable in common stock) was $5.2 million and $7.9 million as of March 31, 2022 and December 31, 2021, respectively. This decrease in working capital was primarily attributable to the use of cash in operations, as well as scheduled debt interest payments, and the timing of payments to vendors and service providers.

Commentary on the components of our cash flows for the current quarter as compared with the prior year quarter is set forth below.

Operating Activities

Net cash used in operating activities was approximately $0.89 million in the current quarter, compared with approximately $1.69 million in the prior year quarter.

The current quarter cash used in operating activities was primarily attributable to the combination of the net loss of $(3.74) million plus non-cash expenses of approximately $1.94 million and the net change in operating assets and liabilities of approximately $0.91 million. Non-cash net expenses were primarily comprised of $1.82 million of depreciation and amortization and $0.09 million of amortization of deferred finance costs. The net change in operating assets and liabilities was primarily comprised of an increase in accounts payable, accrued expenses, and other liabilities of $2.62 million, partially offset by an increase in accounts receivable of $(1.04) million and an increase in inventory of $(0.57) million. The changes in these operating assets and liabilities were primarily related to the timing and volume of sales and collections, and the timing of payments to vendors and service providers.

The prior year quarter cash used in operating activities was primarily attributable to the combination of the net loss of $(2.63) million plus non-cash expenses of approximately $1.38 million and the net change in operating assets and liabilities of approximately $(0.45) million. Non-cash net expenses were primarily comprised of $1.21 million of depreciation and amortization, $0.16 million of stock-based compensation, $0.13 million of bad debt expense, and a deferred income tax benefit of $(0.14) million. The net change in operating assets and liabilities includes an increase in inventory of $(1.57) million, an increase in accounts receivable of $(0.38) million, an increase in accounts payable, accrued expenses and other current liabilities of $1.82 million, an increase in prepaid expenses and other assets of $(0.22) million, and changes in lease-related assets and liabilities of $(0.10) million. The changes in inventory and accounts payable, which largely offset each other, are related and are mainly due to the timing of certain inventory purchases. The change in accounts receivable is primarily related to the timing of sales and collections.

Investing Activities

Net cash used in investing activities for the current quarter was approximately $0.04 million, related to minor capital expenditures.

Net cash used in investing activities for the prior year quarter was approximately $0.30 million, primarily attributable to capital expenditures relating to the fit-out and furnishing of our planned Judith Ripka fine jewelry retail store (which opened in the second quarter of 2021 and was subsequently closed in the first quarter of 2022).

Financing Activities

Net cash used in financing activities for the current quarter consisted of $0.63 million of scheduled payments on our term loan debt.

There was no cash provided by or used in financing activities for the prior year quarter.

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

However, the impacts of the ongoing COVID-19 pandemic are broad reaching and are having an impact on our licensing and wholesale businesses. This global pandemic is impacting our supply chain, and temporary factory closures and the pace of workers returning to work have impacted our contract manufacturers’ ability to source certain raw materials and to produce finished goods in a timely manner. The pandemic is also impacting distribution and logistics providers' ability to operate in the normal course of business. In addition, COVID-19 has resulted in a sudden and continuing decrease in sales for many of our products, resulting in order cancellations. Further, the global pandemic has affected the financial health of certain of our customers, and the bankruptcy of certain other customers, including Lord & Taylor and Le Tote, Stein Mart, and Century 21, from which we had an aggregate of approximately $1.4 million of accounts receivable due at March 31, 2022. As a result, we continue to recognize an allowance for doubtful accounts of approximately $1.1 million as of March 31, 2022, and may be required to make additional adjustments for doubtful accounts which would increase our operating expenses in future periods and negatively impact our operating results, and could result in our failure to meet financial covenants under our credit facility. Financial impacts associated with the COVID-19 pandemic include, but are not limited to, lower net sales, adjustments to allowances for doubtful accounts due to customer bankruptcy or other inability to pay their amounts due to vendors, the delay of inventory production and fulfillment, potentially further impacting net sales, and potential incremental costs associated with mitigating the effects of the pandemic, including increased freight and logistics costs and other expenses. The impact of the COVID-19 pandemic is expected to continue to have an adverse effect on our operating results, which could result in our inability to comply with certain debt covenants and require our lenders to waive compliance with, or agree to amend, any such covenant to avoid a default. The COVID-19 global pandemic is ongoing, and its dynamic nature, including uncertainties relating to the severity and duration of the pandemic, as well as actions that would be taken by governmental authorities to contain the pandemic or to treat its impact, makes it difficult to forecast any effects on our 2022 results. However, as of the date of this filing, we expect our results for some portion of 2022 to be affected.

In addition, the global shipping industry continues to face challenges related to port delays and tight availability for carriers and containers. This situation has negatively impacted our supply chain partners, including third party manufacturers, logistics providers, and other vendors, as well as the supply chains of our licensees, and has resulted in increased cost of supply and freight costs for us and our licensees. Such higher costs are currently expected to continue for at least some portion of 2022.

Our long-term success, however, will still remain largely dependent on our ability to build and maintain our brands’ awareness and continue to attract wholesale and direct-to-consumer customers, and contract with and retain key licensees, as well as our and our licensees’ ability to accurately predict upcoming fashion and design trends within their respective customer bases and fulfill the product requirements of the particular retail channels within the global marketplace. Unanticipated changes in consumer fashion preferences and purchasing patterns, slowdowns in the U.S. economy, changes in the prices of supplies, consolidation of retail establishments, and other factors noted in “Risk Factors” could adversely affect our licensees’ ability to meet and/or exceed their contractual commitments to us and thereby adversely affect our future operating results

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, or liquidity.

Critical Accounting Policies and Estimates

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on April 15, 2022, for a discussion of our critical accounting policies and estimates.

During the three months ended March 31, 2022, there were no material changes to our accounting policies.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.    CONTROLS AND PROCEDURES

A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2022, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022 such that the information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

B. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

We operate in a highly competitive industry that involves numerous known and unknown risks and uncertainties that could impact our operations. The risks described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered or registered securities during the three months ended March 31, 2022.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

The following exhibits are filed herewith:

31.1 Rule 13a-14(a)/15d-14(a) Certification (CEO) *
31.2 Rule 13a-14(a)/15d-14(a) Certification (CFO) *
32.1 Section 1350 Certification (CEO) *
32.2 Section 1350 Certification (CFO) *
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

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 23, 2022	By:	/s/ Robert W. D’Loren
Name: Robert W. D’Loren
Title: Chairman and Chief Executive Officer

	By:	/s/ James Haran
Name: James Haran
Title: Chief Financial Officer and Vice President