Form 10-Q
period 2022-06-30
XCel Brands, Inc.
filed 2022-08-15
CIK 1083220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 12, 2022, there were 19,624,860 shares of common stock, $.001 par value per share, of the issuer outstanding.

XCEL BRANDS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	(Unaudited)	(Note 1)
Assets
Current Assets:
Cash and cash equivalents	$10,873	$4,483
Accounts receivable, net of allowances of $1,180 and $1,090, respectively	9,291	7,640
Inventory	3,475	3,375
Prepaid expenses and other current assets	1,975	1,681
Total current assets	25,614	17,179
Non-current Assets:
Property and equipment, net	2,070	2,549
Operating lease right-of-use assets	5,876	6,314
Trademarks and other intangibles, net	50,735	98,304
Equity method investment	19,797	—
Restricted cash	—	739
Deferred tax assets, net	—	141
Other assets	147	555
Total non-current assets	78,625	108,602

Total Assets	$104,239	$125,781

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$4,759	$6,169
Accrued income taxes payable	1,823	64
Accrued payroll	276	577
Current portion of operating lease obligations	1,094	1,207
Current portion of long-term debt	—	2,500
Current portion of contingent obligations	2,800	—
Total current liabilities	10,752	10,517
Long-Term Liabilities:
Long-term portion of operating lease obligations	6,661	7,252
Long-term debt, net, less current portion	—	25,531
Long-term portion of contingent obligations	4,739	7,539
Deferred tax liabilities, net	1,244	—
Total long-term liabilities	12,644	40,322
Total Liabilities	23,396	50,839

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, and 19,624,860 and 19,571,119 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	20	20
Paid-in capital	103,490	103,039
Accumulated deficit	(22,776)	(28,779)
Total Xcel Brands, Inc. stockholders' equity	80,734	74,280
Noncontrolling interest	109	662
Total Stockholders' Equity	80,843	74,942

Total Liabilities and Stockholders' Equity	$104,239	$125,781

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues
Net licensing revenue	$5,175	$6,224	$11,136	$10,531
Net sales	3,292	4,540	6,078	8,042
Net revenue	8,467	10,764	17,214	18,573
Cost of goods sold	2,570	3,063	4,250	4,898
Gross profit	5,897	7,701	12,964	13,675

Operating costs and expenses
Salaries, benefits and employment taxes	5,236	4,049	10,089	8,101
Other selling, general and administrative expenses	3,803	3,090	7,195	6,128
Stock-based compensation	485	431	517	591
Depreciation and amortization	1,812	1,848	3,632	3,058
Total operating costs and expenses	11,336	9,418	21,433	17,878

Other income
Gain on sale of majority interest in Isaac Mizrahi brand	20,608	—	20,608	—
Total other income	20,608	—	20,608	—

Operating income (loss)	15,169	(1,717)	12,139	(4,203)

Interest and finance expense
Interest expense - term loan debt	479	522	1,187	798
Other interest and finance charges (income), net	(1)	100	—	104
Loss on early extinguishment of debt	2,324	821	2,324	821
Total interest and finance expense	2,802	1,443	3,511	1,723

Income (loss) before income taxes	12,367	(3,160)	8,628	(5,926)

Income tax provision (benefit)	3,178	(1,346)	3,178	(1,484)

Net income (loss)	9,189	(1,814)	5,450	(4,442)
Net loss attributable to noncontrolling interest	(301)	(256)	(553)	(337)
Net income (loss) attributable to Xcel Brands, Inc. stockholders	$9,490	$(1,558)	$6,003	$(4,105)

Earnings (loss) per common share attributable to Xcel Brands, Inc. stockholders:
Basic net income (loss) per share	$0.48	$(0.08)	$0.31	$(0.21)
Diluted net income (loss) per share	$0.48	$(0.08)	$0.30	$(0.21)
Weighted average number of common shares outstanding:
Basic weighted average common shares outstanding	19,677,243	19,449,116	19,624,474	19,355,795
Diluted weighted average common shares outstanding	19,814,448	19,449,116	19,756,775	19,355,795

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Xcel Brands, Inc. Stockholders
	Common Stock
	Number of		Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance as of December 31, 2020	19,260,862	$19	$102,324	$(16,595)	$507	$86,255

Compensation expense related to stock options and restricted stock	—	—	169	—	—	169

Shares issued on exercise of stock options, net	1,667	—	—	—	—	—

Net loss	—	—	—	(2,547)	(81)	(2,628)

Balance as of March 31, 2021	19,262,529	19	102,493	(19,142)	426	83,796

Compensation expense related to stock options and restricted stock	—	—	52	—	—	52

Shares issued to executive related to stock grants for bonus payments	181,179	1	282	—	—	283

Shares issued to consultant in connection with stock grant	14,045	—	25	—	—	25

Shares issued to directors in connection with restricted stock grants	50,000	—	—	—	—	—

Shares issued on exercise of stock options, net	23,102	—	—	—	—	—

Net loss	—	—	—	(1,558)	(256)	(1,814)

Balance as of June 30, 2021	19,530,855	$20	$102,852	$(20,700)	$170	$82,342

Balance as of December 31, 2021	19,571,119	$20	$103,039	$(28,779)	$662	$74,942

Compensation expense related to stock options and restricted stock	—	—	30	—	—	30

Net loss	—	—	—	(3,487)	(252)	(3,739)

Balance as of March 31, 2022	19,571,119	20	103,069	(32,266)	410	71,233

Compensation expense related to stock options and restricted stock	—	—	402	—	—	402

Shares issued to executive related to stock grants for bonus payments	178,727	—	281	—	—	281

Shares repurchased from executive in exchange for withholding taxes	(53,882)	—	(85)	—	—	(85)

Shares issued to consultant in connection with stock grant	20,064	—	33	—	—	33

Shares issued to directors in connection with restricted stock grants	50,000	—	—	—	—	—

Shares issued to consultant in connection with sale transaction (see Note 2 and Note 8)	65,275	—	97	—	—	97

Shares issued to key employee in connection with stock grant	33,557	—	50	—	—	50

Shares repurchased from key employee in exchange for withholding taxes related to vesting of restricted shares	(240,000)	—	(357)	—	—	(357)

Net income (loss)	—	—	—	9,490	(301)	9,189

Balance as of June 30, 2022	19,624,860	$20	$103,490	$(22,776)	$109	$80,843

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$5,450	$(4,442)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	3,632	3,058
Amortization of deferred finance costs included in interest expense	156	109
Stock-based compensation	517	591
Provision for doubtful accounts	90	132
Loss on early extinguishment of debt	2,324	821
Deferred income tax provision (benefit)	1,384	(1,484)
Gain on sale of majority interest in Isaac Mizrahi brand	(20,608)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,741)	(2,392)
Inventory	(100)	(1,930)
Prepaid expenses and other current and non-current assets	8	(174)
Accounts payable, accrued expenses, accrued payroll, accrued income taxes payable, and other current liabilities	552	192
Lease-related assets and liabilities	(159)	(225)
Other liabilities	(224)	—
Net cash used in operating activities	(8,719)	(5,744)

Cash flows from investing activities
Net proceeds from sale of majority interest in Isaac Mizrahi brand	45,408	—
Cash consideration for acquisition of Lori Goldstein assets	—	(1,616)
Purchase of other intangible assets	—	(37)
Purchase of property and equipment	(85)	(747)
Net cash provided by (used in) investing activities	45,323	(2,400)

Cash flows from financing activities
Proceeds from exercise of stock options	—	5
Shares repurchased including vested restricted stock in exchange for withholding taxes	(442)	—
Proceeds from revolving loan debt	—	1,500
Proceeds from long-term debt	—	25,000
Payment of deferred finance costs	—	(1,131)
Payment of long-term debt	(29,000)	(17,375)
Payment of prepayment, breakage and other fees associated with early extinguishment of long-term debt	(1,511)	(367)
Net cash (used in) provided by financing activities	(30,953)	7,632

Net increase (decrease) in cash, cash equivalents, and restricted cash	5,651	(512)

Cash, cash equivalents, and restricted cash at beginning of period	5,222	6,066

Cash, cash equivalents, and restricted cash at end of period	$10,873	$5,554

Reconciliation to amounts on condensed consolidated balance sheets:
Cash and cash equivalents	$10,873	$4,815
Restricted cash	—	739
Total cash, cash equivalents, and restricted cash	$10,873	$5,554

Supplemental disclosure of non-cash activities:
Consideration payable to seller of Lori Goldstein assets	$—	$2,045
Contingent obligation related to acquisition of Lori Goldstein assets at fair value	$—	$6,639
Liability for equity-based bonuses	$(283)	$62

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,032	$852
Cash paid during the period for income taxes	$—	$15

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2022

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

Currently, the Company’s brand portfolio consists of the LOGO by Lori Goldstein brand (the “Lori Goldstein Brand”), the Halston brands (the "Halston Brand"), the Judith Ripka brands (the "Ripka Brand"), the C Wonder brands (the "C Wonder Brand"), the Longaberger brand (the “Longaberger Brand”), the Isaac Mizrahi brands (the "Isaac Mizrahi Brand"), and other proprietary brands.

●	The Lori Goldstein Brand, Halston Brand, Ripka Brand, and C Wonder Brand are wholly owned by the Company.
●	The Company manages the Longaberger Brand through its 50% ownership interest in Longaberger Licensing, LLC; the Company consolidates Longaberger Licensing, LLC and recognizes noncontrolling interest for the remaining ownership interest held by a third party.
●	The Company wholly owned and managed the Isaac Mizrahi Brand through May 31, 2022. On May 31, 2022, the Company sold to a third party a majority interest in a newly-created subsidiary that was formed to hold the Isaac Mizrahi Brand trademarks, but retained a noncontrolling interest in the brand through a 30% ownership interest in IM Topco, LLC and continues to participate in the operations of the business; the Company accounts for its interest in IM Topco, LLC using the equity method of accounting. See Note 2 for additional details.

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2022

(Unaudited)

Liquidity

The Company had net income of approximately $9.5 million and $6.0 million during the three and six months ended June 30, 2022, respectively, and had an accumulated deficit of approximately $22.8 million as of June 30, 2022. The Company had working capital (current assets less current liabilities, excluding the current portion of lease obligations and any contingent obligations payable in common stock) of approximately $16.9 million as of June 30, 2022. The Company’s cash and cash equivalents were approximately $10.9 million as of June 30, 2022. In conjunction with the sale of the majority interest in the Isaac Mizrahi Brand (as described in Note 2), the Company used a portion of the proceeds to extinguish all of its term loan debt, which had a balance of approximately $28.4 million. Management expects that existing cash and operating cash flows will be adequate to meet the Company’s operating and capital expenditure needs for at least the twelve months subsequent to the filing date of this Quarterly Report on Form 10-Q.

2.      Acquisitions and Divestitures

Sale of Majority Interest in Isaac Mizrahi Brand

On May 27, 2022, Xcel (along with IM Topco, LLC (“IM Topco”) and IM Brands, LLC (“IMB”), both wholly owned subsidiaries of the Company) and IM WHP, LLC (“WHP”), a subsidiary of WHP Global, a private equity-backed brand management and licensing company, entered into a membership purchase agreement. Pursuant to this agreement, on May 31, 2022, (i) the Company contributed assets owned by IMB, including the Isaac Mizrahi Brand trademarks and other intellectual property rights relating thereto into IM Topco, and (ii) the Company sold 70% of the membership interests of IM Topco to WHP.

The purchase price paid by WHP to the Company at the closing of the transaction in exchange for the 70% membership interest in IM Topco consisted of $46.2 million in cash. Pursuant to the purchase agreement, the Company will also be entitled to receive an “earn-out” payment in the amount of $2.0 million if, during the period from January 1, 2023 through December 31, 2023, (i) IM Topco receives Net Royalty Revenue (as defined in the purchase agreement) in an amount equal to or greater than $17.5 million and (ii) IM Topco generates EBITDA (as defined in the purchase agreement) in an amount equal to or greater than $11.8 million. Additionally, in the event that IM Topco receives less than $13.347 million in aggregate royalties for any four consecutive calendar quarters over a three-year period ending on the third anniversary of the closing, WHP will be entitled to receive from the Company up to $16 million, less all amounts of net cash flow distributed to WHP for such period, as an adjustment to the purchase price, payable in either cash or equity interests in IM Topco held by the Company.

In connection with the aforementioned purchase agreement, on May 31, 2022, the Company and WHP entered into an Amended and Restated Limited Liability Company Agreement of IM Topco (the “Business Venture Agreement”) governing the operation of IM Topco as a partnership between the Company and WHP following the closing. Pursuant to the Business Venture Agreement, IM Topco is managed by a single Manager appointed by the vote of a majority-in-interest of IM Topco’s members, and WHP serves as the sole Manager of IM Topco. The Business Venture Agreement contains customary provisions for the governance of a partnership, including with respect to decision making, access to information, restrictions on transfer of interests, and covenants. Pursuant to the Business Venture Agreement, IM Topco’s Net Cash Flow (as defined in the agreement) shall be distributed to the members during each fiscal year no less than once per fiscal quarter, as follows:

(i)	first, 100% to WHP, until WHP has received an aggregate amount during such fiscal year equal to $8,852,000;
(ii)	second, 100% to Xcel, until Xcel has received an aggregate amount during such fiscal year equal to $1,316,200; and

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2022

(Unaudited)

(iii)	thereafter, in proportion to the members’ respective percentage interests.

The amounts described in (i) and (ii) above are subject to adjustment in certain circumstances as set forth in the Business Venture Agreement.

The Company also entered into a number of other related agreements on May 31, 2022 in connection with the transaction, as described below:

●	The Company entered into a services agreement with IM Topco, pursuant to which the Company will provide certain design and support services (including assistance with the operations of the interactive television business and related talent support) to IM Topco in exchange for payments of $0.3 million per fiscal year.
●	The Company entered into a license agreement with IM Topco, pursuant to which IM Topco granted the Company a license to use certain Isaac Mizrahi trademarks on and in connection with the design, manufacture, distribution, sale, and promotion of women’s sportswear products in the United States and Canada during the term of the agreement, in exchange for the payment of royalties in connection therewith. The initial term of this agreement ends December 31, 2026, and provides guaranteed royalties of $0.4 million per year to IM Topco.
●	The Company’s licensing agreement with Qurate Retail Group related to the Isaac Mizrahi Brand (see Note 4) was assigned to IM Topco as of May 31, 2022.
●	The Company’s employment agreement with Mr. Mizrahi and the Company’s services agreement with Laugh Club (see Note 10) were transferred to IM Topco. In addition, all 522,500 unvested shares of restricted stock of the Company held by Mr. Mizrahi (for which all stock-based compensation expense had been previously recognized in prior periods) were immediately vested, with 240,000 of such shares being surrendered for cancellation in satisfaction of withholding tax obligations. In addition, the Company issued 33,557 additional shares of common stock of the Company (valued at $50,000) to Mr. Mizrahi, which vested immediately, and made a $100,000 cash payment to Mr. Mizrahi.

Management assessed and evaluated the ownership structure and other terms of the May 27, 2022 membership purchase agreement and Business Venture Agreement, as well as considered the Company’s continuing involvement with the Isaac Mizrahi Brand through the aforementioned services agreement and licensing agreement, and concluded that (i) IM Topco is not a Variable Interest Entity under Accounting Standards Codification (“ASC”) Topic 810, and (ii) the Company has significant influence over, but does not control, IM Topco. As such, on May 31, 2022, the Company de-recognized the carrying amount of the Isaac Mizrahi Brand trademarks of $44.5 million and recognized the fair value of its retained interest in IM Topco of approximately $19.8 million as an equity method investment on the accompanying condensed consolidated balance sheet. The fair value of the of the Company’s retained interest was determined by applying the Company’s ownership percentage to the implied enterprise value of IM Topco, which was calculated based on the price paid by WHP for the 70% controlling interest, as the May 31, 2022 sale transaction was considered an arms-length transaction between knowledgeable market participants and the most relevant and reasonable indication of value to utilize. The inputs and assumptions for this nonrecurring fair value measurement are classified as Level 3 within the fair value hierarchy defined in ASC Topic 810.

The Company incurred approximately $0.9 million of expenses directly related to this transaction, including legal fees and agent fees, of which $0.1 million of the agent fees were paid through the issuance of 65,275 shares of the Company’s common stock, which were recognized as a reduction to the gain from the transaction. The Company recognized a net pre-tax gain from the transaction of $20.6 million, which is classified as other income in the condensed consolidated statements of operations for the three and six months ended June 30, 2022.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2022

(Unaudited)

The Company accounts for its interest in the ongoing operations of IM Topco as other income under the equity method of accounting. The Company did not recognize any equity income related to its investment for the three and six months ended June 30, 2022, due to the aforementioned distribution provisions set forth in the Business Venture Agreement.

In addition to the amounts described above, the Company’s Board of Directors awarded cash bonuses totaling approximately $1.0 million to certain members of the Company’s senior management, consisting of bonuses of $770,000 to Robert D’Loren, $115,000 to Jim Haran, and $130,000 to Seth Burroughs. These bonuses are included in Salaries, benefits and employment taxes in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2022.

Acquisition of LOGO by Lori Goldstein Brand

On April 1, 2021, the Company acquired certain assets of Lori Goldstein, Ltd. (the "Seller"), including the “LOGO by Lori Goldstein” trademark and other intellectual property rights relating thereto. Pursuant to the asset purchase agreement related to this transaction, the Company delivered $1.6 million in cash consideration to the Seller at closing, and was obligated to subsequently deliver an additional $2.0 million in cash to the Seller, which was paid in July 2021.

In addition to the consideration described above, the Seller is eligible to earn additional consideration of up to $12.5 million (the “Lori Goldstein Earn-Out”), which would be payable, in cash, within 45 days after the end of each applicable calendar year during the six calendar year period commencing 2021 in an amount equal to 75% percent of the Royalty Contribution (as defined in the related asset purchase agreement) for such calendar year. The Company recorded a contingent obligation of $6.6 million related to the Lori Goldstein Earn-Out, based on the difference between the fair value of the acquired assets of the LOGO by Lori Goldstein brand and the total consideration paid, in accordance with the guidance in ASC Subtopic 805-50. To date, no consideration under the terms of the Lori Goldstein Earn-Out has been payable or paid to the Seller.

The LOGO by Lori Goldstein brand acquisition was accounted for as an asset purchase, and the aggregate purchase price of $10.3 million was allocated entirely to the trademarks of the brand. Such trademarks have been determined by management to have a finite useful life, and accordingly, amortization is recorded in the Company’s condensed consolidated statements of operations. The Lori Goldstein trademarks are being amortized on a straight-line basis over their expected useful life of four years.

3.      Trademarks and Other Intangibles

Trademarks and other intangibles, net consist of the following:

	Weighted
	Average	June 30, 2022
	Amortization	Gross Carrying	Accumulated	Net Carrying
($ in thousands)	Period	Amount	Amortization	Amount
Trademarks (finite-lived)	15 years	68,880	18,307	50,573
Copyrights and other intellectual property	8 years	429	267	162
Total		$69,309	$18,574	$50,735

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2022

(Unaudited)

	Weighted
	Average	December 31, 2021
	Amortization	Gross Carrying	Accumulated	Net Carrying
($ in thousands)	Period	Amount	Amortization	Amount
Trademarks (indefinite-lived)	n/a	$44,500	$—	$44,500
Trademarks (finite-lived)	15 years	68,880	15,268	53,612
Non-compete agreement	7 years	562	562	—
Copyrights and other intellectual property	8 years	429	237	192
Total		$114,371	$16,067	$98,304

Amortization expense for intangible assets was approximately $1.54 million for the three-month period ended June 30, 2022 (the "current quarter") and was approximately $1.55 million for the three-month period ended June 30, 2021 (the "prior year quarter").

Amortization expense for intangible assets was approximately $3.07 million for the six-month period ended June 30, 2022 (the "current six months") and was approximately $2.46 million for the six-month period ended June 30, 2021 (the "prior year six months").

During the current quarter, the Company sold its $44.5 million of indefinite-lived trademarks related to the Isaac Mizrahi Brand; see Note 2 for details. During the current six months, the Company retired its intangible asset for a non-compete agreement related to the Halston Brand, as such intangible asset had reached the end of its estimated useful life and had become fully amortized.

4.      Significant Contracts and Concentrations

Qurate Agreements

Under the Company’s agreements with Qurate Retail Group (“Qurate”), collectively referred to as the Qurate Agreements, Qurate is obligated to make payments to the Company on a quarterly basis, based primarily upon a percentage of net retail sales of Lori Goldstein, Judith Ripka, and Longaberger branded merchandise. The Company was also previously a party to a similar agreement with Qurate related to the Isaac Mizrahi Brand through May 31, 2022; see Note 2 for details. Net retail sales are defined as the aggregate amount of all revenue generated through the sale of the specified branded products by Qurate and its subsidiaries under the Qurate Agreements, net of customer returns, and excluding freight, shipping and handling charges, and sales, use, or other taxes. Net licensing revenue from the Qurate Agreements represents a significant portion of the Company’s total net revenue.

●	Net licensing revenue from the Qurate Agreements totaled $4.05 million and $5.45 million for the current quarter and prior year quarter, respectively, representing approximately 48% and 51% of the Company’s total net revenue for the current quarter and prior year quarter, respectively.
●	Net licensing revenue from the Qurate Agreements totaled $9.06 million and $9.19 million for the current six months and prior year six months, respectively, representing approximately 53% and 50% of the Company’s total net revenue for the current six months and prior year six months, respectively.
●	As of June 30, 2022 and December 31, 2021, the Company had receivables from Qurate of $4.15 million and $3.51 million, respectively, representing approximately 45% and 46% of the Company’s total net accounts receivable, respectively.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2022

(Unaudited)

5. Allowance for Doubtful Accounts

Accounts receivable are presented on the Company’s condensed consolidated balance sheets net of allowances of $1.18 and $1.09 million as of June 30, 2022 and December 31, 2021, respectively. The Company recognized bad debt expense of $0.09 million in the current quarter and current six months, and $0.13 million in the prior year six months, but did not recognize any bad debt expense in the prior year quarter.

6. Leases

The Company has an operating lease for its corporate offices and operations facility, as well as certain equipment with a term of 12 months or less.

The Company also has an operating lease for its former retail store location, which was closed in the first quarter of 2022; the Company is currently in the process of negotiating the termination of this lease.

The Company previously had an operating lease for its former office location, which it subleased to a third-party subtenant through February 27, 2022, and the Company’s lease of this office space expired by its terms on February 28, 2022.

As of June 30, 2022, the Company’s real estate leases have remaining lease terms of 5 – 7 years, with a weighted average remaining lease term of approximately 5.4 years and a weighted average discount rate of 6.25%.

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

Lease expense for operating lease payments is generally recognized on a straight-line basis over the lease term. The Company recognizes income from subleases (in which the Company is the sublessor) on a straight-line basis over the term of the sublease, as a reduction to lease expense. Lease expense included in selling, general and administrative expenses on the Company’s unaudited condensed consolidated statements of operations was approximately $0.4 million for both the current quarter and prior year quarter, and was approximately $0.7 million for the current six months and prior year six months.

Cash paid for amounts included in the measurement of operating lease liabilities was $0.4 million in the current quarter, $0.7 million in the prior year quarter, $1.0 million in the current six months, and $1.3 million in the prior year six months.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2022

(Unaudited)

As of June 30, 2022, the maturities of lease obligations were as follows:

($ in thousands)
2022 (April 1 through December 31)	$744
2023	1,711
2024	1,711
2025	1,711
2026	1,710
Thereafter (through 2028)	1,610
Total lease payments	9,197
Less: Discount	1,442
Present value of lease liabilities	7,755
Current portion of lease liabilities	1,094
Non-current portion of lease liabilities	$6,661

7. Debt

The Company’s net carrying amount of debt was comprised of the following:

	June 30,	December 31,
($ in thousands)	2022	2021
Term loan debt	$—	$29,000
Unamortized deferred finance costs related to term loan debt	—	(969)
Total	—	28,031
Current portion of debt	—	2,500
Long-term debt	$—	$25,531

On May 31, 2022, the Company used $30.1 million of the proceeds received from the transaction related to the Isaac Mizrahi Brand (see Note 2) to repay all amounts outstanding under the December 30, 2021 term loan agreement with First Eagle Alternative Credit Agent, LLC (“FEAC”), consisting of $28.4 million in principal amount, a $1.4 million prepayment fee, and approximately $0.3 million in interest and related expenses. As a result, the Company recognized a loss on early extinguishment of debt of approximately $2.3 million during the current quarter and current six months, consisting of approximately $1.4 million of debt prepayment premium, the immediate write-off of approximately $0.8 million of unamortized deferred finance costs, and approximately $0.1 million of other costs.

Term Loan Debt (through May 31, 2022)

On December 30, 2021, Xcel, as Borrower, and its wholly-owned subsidiaries, IM Brands, LLC, JR Licensing, LLC, H Licensing, LLC, C Wonder Licensing, LLC, Xcel Design Group, LLC, Judith Ripka Fine Jewelry, LLC, H Heritage Licensing, LLC, Xcel-CT MFG, LLC and Gold Licensing, LLC, as Guarantors (each a “Guarantor” and collectively, the “Guarantors”), entered into a Loan and Security Agreement (the “Loan Agreement”) with FEAC, as lead arranger and as administrative agent and collateral agent for the lenders party to the Loan Agreement, and the financial institutions party thereto as lenders (the “Lenders”). Pursuant to the Loan Agreement, the Lenders made a term loan in the aggregate amount of $29.0 million (the “Term Loan”). The proceeds of the Term Loan were used for the purpose of refinancing existing

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2022

(Unaudited)

indebtedness (i.e., previous term loan debt), to pay fees, costs, and expenses incurred in connection with entering into the Loan Agreement, and for working capital purposes.

Upon entering into the Loan Agreement, Xcel paid a 1.75% closing fee to FEAC for the benefit of the Lenders; the Company also paid approximately $0.5 million of various legal and other fees in connection with the execution of the Loan Agreement. These fees and costs totaling approximately $0.97 million were deferred on the Company’s balance sheet as of December 31, 2021 as a reduction of the carrying value of the Term Loan, and commencing in 2022 were being amortized to interest expense over the term of the Term Loan using the effective interest method.

The New Term Loan was to mature on April 14, 2025. Principal on the New Term Loan was payable in quarterly installments of $625,000 on each of March 31, June 30, September 30 and December 31 of each year, commencing on March 31, 2022 and ending on March 31, 2025, with a final payment of $20,875,000 due on the maturity date of April 14, 2025.

Under the Loan Agreement, Xcel had the right upon thirty (30) days prior written notice to prepay all or any portion of the Term Loan and accrued and unpaid interest thereon. Based on the terms of the Loan Agreement, when the Term Loan was repaid in full on May 31, 2022, Xcel was required to pay a prepayment premium of five percent (5.00%), which amounted to approximately $1.4 million.

For the current quarter and prior year quarter, the Company incurred interest expense (including both interest paid in cash and the amortization of deferred finance costs) related to term loan debt of approximately $0.48 million and $0.52 million, respectively. The effective interest rate related to term loan debt was approximately 9.8% and 9.0% for the current quarter and prior year quarter, respectively.

For the current six months and prior year six months, the Company incurred interest expense (including both interest paid in cash and the amortization of deferred finance costs) related to term loan debt of approximately $1.19 million and $0.80 million, respectively. The effective interest rate related to term loan debt was approximately 9.8% and 7.8% for the current quarter and prior year quarter, respectively.

8. Stockholders’ Equity

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

June 30, 2022

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

Total expense recognized in the current quarter and prior year quarter for all forms of stock-based compensation was approximately $0.58 million and $0.43 million, respectively. Of the current quarter expense amount, approximately $0.39 million related to employees and approximately $0.19 million related to directors and consultants. Approximately $0.48 million of the current quarter expense was recorded as operating costs, and approximately $0.10 million was recorded as a reduction to other income. Of the prior year quarter expense amount, all of which was recorded as operating costs in the accompanying condensed consolidated statements of operations, approximately $0.38 million related to employees and approximately $0.05 million related to directors and consultants.

Total expense recognized in the current six months and prior year six months for all forms of stock-based compensation was approximately $0.61 million and $0.59 million, respectively. Of the current six months expense amount, approximately $0.40 million related to employees and approximately $0.21 million related to directors and consultants. Approximately $0.51 million of the current six months expense was recorded as operating costs, and approximately $0.10 million was recorded as a reduction to other income. Of the prior year six months expense amount, approximately $0.52 million related to employees and approximately $0.07 million related to directors and consultants.

Stock Options

A summary of the Company’s stock options activity for the current six months is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding at January 1, 2022	5,630,970	$2.25	5.46	$—
Granted	605,850	1.61
Canceled	—	—
Exercised	—	—
Expired/Forfeited	(454,930)	3.24
Outstanding at June 30, 2022, and expected to vest	5,781,890	$2.11	5.17	$—
Exercisable at June 30, 2022	2,068,556	$2.80	2.23	$—

On April 20, 2022, the Company granted options to purchase an aggregate of 380,850 shares of common stock to various employees. The exercise price of the options is $1.62 per share, and all options vested immediately on the date of grant.

On April 20, 2022 the Company granted options to purchase an aggregate of 125,000 shares of common stock to non-management directors. The exercise price of the options is $1.62 per share, and 50% of the options vest on each of April 20, 2023 and April 20, 2024.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2022

(Unaudited)

On April 26, 2022, the Company granted options to purchase an aggregate of 100,000 shares of common stock to a consultant. The exercise price of the options is $1.58 per share, and all options vested immediately on the date of grant.

Compensation expense related to stock options for the current quarter and the prior year quarter was approximately $0.38 million and $0.04 million, respectively. Compensation expense related to stock options for the current six months and the prior year six months was approximately $0.40 million and $0.20 million, respectively. Total unrecognized compensation expense related to unvested stock options at June 30, 2022 was approximately $0.15 million and is expected to be recognized over a weighted average period of approximately 1.49 years.

A summary of the Company’s non-vested stock options activity for the current six months is as follows:

		Weighted
		Average
	Number of	Grant Date
	Options	Fair Value
Balance at January 1, 2022	3,873,334	$0.07
Granted	605,850	0.79
Vested	(755,850)	0.73
Forfeited or Canceled	(10,000)	1.09
Balance at June 30, 2022	3,713,334	$0.05

Warrants

A summary of the Company’s warrants activity for the current six months is as follows:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	(in Years)	Value
Outstanding and exercisable at January 1, 2022	116,065	$3.15	2.57	$—
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding and exercisable at June 30, 2022	116,065	$3.15	2.08	$—

No compensation expense related to warrants was recognized in the current quarter, prior year quarter, current six months, or prior year six months.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2022

(Unaudited)

Stock Awards

A summary of the Company’s restricted stock activity for the current six months is as follows:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2022	815,833	$4.00
Granted	347,623	1.58
Canceled	—	—
Vested	(820,123)	3.12
Expired/Forfeited	—	—
Outstanding at June 30, 2022	343,333	$3.66

On April 20, 2022, the Company issued an aggregate of 50,000 shares of common stock to non-management directors, which vest evenly over two years, of which 50% shall vest on April 20, 2023, and 50% shall vest on April 20, 2024.

On April 20, 2022, the Company issued 20,064 shares of common stock to a consultant, which vested immediately.

On May 31, 2022, the Company issued 65,275 shares of common stock to a consultant in connection with the transaction related to the Isaac Mizrahi Brand (see Note 2); these shares vested immediately.

On May 31, 2022, the Company issued 33,557 shares of common stock to a key employee, which vested immediately.

Additionally, on April 20, 2022, the Company issued 178,727 shares of common stock to a member of senior management as payment for a performance bonus earned in 2021. These shares vested immediately. The Company had previously recognized compensation expense of approximately $0.28 million in 2021 to accrue for this performance bonus.

Compensation expense related to stock awards was approximately $0.20 million for the current quarter and approximately $0.39 million for the prior year quarter. Compensation expense related to stock awards was approximately $0.21 million for the current six months and approximately $0.39 million for the prior year six months. Total unrecognized compensation expense related to unvested restricted stock grants at June 30, 2022 was approximately $0.11 million and is expected to be recognized over a weighted average period of approximately 1.45 years.

Shares Available Under the Company’s Equity Incentive Plans

As of June 30, 2022, there were 3,140,909 shares of common stock available for award grants under the 2021 Plan.

Shares Reserved for Issuance

As of June 30, 2022, there were 9,038,864 shares of common stock reserved for issuance, including 5,897,955 shares reserved for issuance pursuant to unexercised warrants and stock options, and 3,140,909 shares available for award grants under the 2021 Plan.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2022

(Unaudited)

9.    Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period, including stock options and warrants, using the treasury stock method. Diluted EPS excludes all potentially dilutive shares of common stock if their effect is anti-dilutive. The following table is a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share computations for the three and six months ended June 30, 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to Xcel Brands, Inc. stockholders (in thousands)	$9,490	$(1,558)	$6,003	$(4,105)

Denominator:
Basic weighted average number of shares outstanding	19,677,243	19,449,116	19,624,474	19,355,795
Add: Effect of warrants	657	—	639	—
Add: Effect of stock options	136,548	—	131,662	—
Diluted weighted average number of shares outstanding	19,814,448	19,449,116	19,756,775	19,355,795

Basic net income (loss) per share	$0.48	$(0.08)	$0.31	$(0.21)
Diluted net income (loss) per share	$0.48	$(0.08)	$0.30	$(0.21)

As a result of the net loss for the prior year quarter and prior year six months, the Company calculated diluted EPS using basic weighted average shares outstanding for such periods, as utilizing diluted shares would be anti-dilutive to loss per share.

The computation of basic and diluted earnings (loss) per share excludes the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Stock options	5,781,890	5,847,825	5,781,890	5,847,825
Warrants	116,065	579,815	116,065	579,815
Total	5,897,955	6,427,640	5,897,955	6,427,640

10.    Income Taxes

The estimated annual effective income tax rate for the current quarter and the prior year quarter was approximately 25% and 43%, respectively, resulting in an income tax provision (benefit) of $3.18 million and $(1.35) million, respectively.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2022

(Unaudited)

The estimated annual effective income tax rate for the current six months and the prior year six months was approximately 35% and 25%, respectively, resulting in an income tax provision (benefit) of $3.18 million and $(1.48) million, respectively.

For the current quarter, the federal statutory rate differed from the effective tax rate primarily due to recurring permanent differences, state taxes, and the discrete treatment of stock compensation shortfall, which increased the effective tax rate by approximately 10%, partially offset by the reversal of a valuation allowance that was previously recorded in the first quarter of 2022, which decreased the effective tax rate by approximately 6%.

For the prior year quarter, the federal statutory rate differed from the effective tax rate primarily due to recurring permanent differences and state taxes, which increased the effective tax rate by approximately 15% and 7%, respectively.

For the current six months, the federal statutory rate differed from the effective tax rate primarily due to recurring permanent differences, state taxes, and the discrete treatment of stock compensation shortfall, which increased the effective tax rate by approximately 14%.

For the prior year six months, the federal statutory rate differed from the effective tax rate primarily due to state taxes, which increased the effective tax rate by approximately 7%, partially offset by the impact of recurring permanent differences, which decreased the effective tax rate by approximately 3%.

11.    Related Party Transactions

Isaac Mizrahi

On February 24, 2020, the Company entered into an employment agreement with Isaac Mizrahi, a principal stockholder of the Company, for Mr. Mizrahi to continue to serve as Chief Design Officer of the Isaac Mizrahi Brand. This employment agreement remained in effect through May 31, 2022. On May 31, 2022, this agreement was transferred to IM Topco as part of the transaction in which the Company sold a majority interest in the Isaac Mizrahi Brand trademarks to a third party (see Note 2 for details).

The term of the employment agreement with Mr. Mizrahi was to expire on December 31, 2022, subject to earlier termination or extension. Mr. Mizrahi’s annual base salary was $1.8 million, $2.0 million, and $2.1 million per annum during the term of the agreement, subject to adjustment in the event Mr. Mizrahi did not make a specified number of appearances on Qurate’s QVC channel. Mr. Mizrahi was eligible to receive an annual cash bonus (the “Bonus”) up to an amount equal to $2.5 million less base salary for 2020 and $3.0 million less base salary for 2021 and 2022, consisting of the DRT Revenue Bonus, the Brick-and-Mortar Bonus, the Endorsement Bonus, and the Monday Bonus, if any, as determined in accordance with the following:

●	“DRT Revenue Bonus” means for any calendar year an amount equal to 10% of the aggregate net revenue related to sales of Isaac Mizrahi Brand products through direct response television. The DRT Revenue Bonus shall be reduced by the amount of the Monday Bonus.
●	“Brick-and-Mortar Bonus” means for any calendar year an amount equal to 10% of the net revenues from sales of products under the Isaac Mizrahi Brand, excluding DRT revenue and endorsement revenues.
●	“Endorsement Bonus” means for any calendar year an amount equal to 40% of revenues derived from projects undertaken by the Company with one or more third parties solely for Mr. Mizrahi to endorse the third party’s products through the use of Mr. Mizrahi’s name, likeness, and/or image, and neither the Company nor Mr. Mizrahi provides licensing or design.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2022

(Unaudited)

●	“Monday Bonus” means $10,000 for each appearance by Mr. Mizrahi on the QVC channel on Mondays (subject to certain expectations) up to a maximum of 40 such appearances in a calendar year.

The employment agreement also included severance provisions. In the event Mr. Mizrahi’s employment was terminated by the Company without “cause,” or if Mr. Mizrahi resigned with “good reason,” then Mr. Mizrahi would have been entitled to receive his unpaid base salary and cash bonuses through the termination date and an amount equal to his base salary in effect on the termination date for the longer of six months and the remainder of the then-current term, but in no event exceeding 18 months.

Additionally, during the term of Mr. Mizrahi’s employment by the Company and for a one-year period after the termination of such employment (unless his employment was terminated without “cause” or was terminated by him for “good reason”), Mr. Mizrahi may not permit his name to be used by or to participate in any business or enterprise (other than the mere passive ownership of not more than 3% of the outstanding stock of any class of a publicly held corporation whose stock is traded on a national securities exchange or in the over-the-counter market) that engages or proposes to engage in the Company’s business anywhere in the world other than the Company and its subsidiaries. Also during his employment and for a one-year period after the termination of such employment, Mr. Mizrahi may not, directly or indirectly, solicit, induce, or attempt to induce any customer, supplier, licensee, or other business relation of the Company or any of its subsidiaries to cease doing business with the Company or any or its subsidiaries; or solicit, induce, or attempt to induce any person who is, or was during the then-most recent 12-month period, a corporate officer, general manager, or other employee of the Company or any of its subsidiaries, to terminate such employee’s employment with the Company or any of its subsidiaries; or hire any such person unless such person’s employment was terminated by the Company or any of its subsidiaries; or in any way interfere with the relationship between any such customer, supplier, licensee, employee, or business relation and the Company or any of its subsidiaries.

On February 24, 2020, the Company also entered into a services agreement with Laugh Club, an entity wholly-owned by Mr. Mizrahi, pursuant to which Laugh Club provided services to Mr. Mizrahi necessary for Mr. Mizrahi to perform his services pursuant to the employment agreement. The Company paid Laugh Club an annual fee of $0.72 million for such services. This services agreement remained in effect through May 31, 2022. On May 31, 2022, this agreement was transferred to IM Topco as part of the transaction in which the Company sold a majority interest in the Isaac Mizrahi Brand trademarks to a third party (see Note 2 for details).

In addition, on May 31, 2022, all 522,500 unvested shares of restricted stock of the Company held by Mr. Mizrahi (for which all stock-based compensation expense had been previously recognized in prior periods) were immediately vested, with 240,000 of such shares being surrendered for cancellation in satisfaction of withholding tax obligations. Also on May 31, 2022, the Company issued 33,557 additional shares of common stock of the Company (valued at $50,000) to Mr. Mizrahi, which vested immediately, and made a $100,000 cash payment to Mr. Mizrahi.

IM Topco, LLC

The Company holds a noncontrolling interest in IM Topco, which is accounted for under the equity method of accounting. On May 31, 2022, the Company entered into a license agreement with IM Topco, pursuant to which IM Topco granted the Company a license to use certain Isaac Mizrahi trademarks on and in connection with the design, manufacture, distribution, sale, and promotion of women’s sportswear products in the United States and Canada during the term of the agreement, in exchange for the payment of royalties in connection therewith. The initial term of this agreement ends December 31, 2026, and provides guaranteed royalties to IM Topco of $400,000 per year. For the three and six months ended June 30, 2022, the Company recognized royalty expense related to this agreement of $31,000.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2022

(Unaudited)

12.    Commitments and Contingencies

Contingent Obligation – Halston Heritage Earn-Out

In connection with the February 11, 2019 purchase of the Halston Heritage trademarks from H Company IP, LLC (“HIP”), the Company agreed to pay HIP additional consideration (the “Halston Heritage Earn-Out”) of up to an aggregate of $6.0 million, based on royalties earned through December 31, 2022. The Halston Heritage Earn-Out of $0.9 million is recorded as a current liability at June 30, 2022 and as a long-term liability at December 31, 2021 in the accompanying condensed consolidated balance sheets, based on the difference between the fair value of the acquired assets of the Halston Heritage trademarks and the total consideration paid. Management estimates that it is highly unlikely the Company will owe any of this contingent obligation at December 31, 2022. In accordance with ASC Topic 480, “Distinguishing Liabilities from Equity,” the Halston Heritage Earn-Out obligation is treated as a liability in the accompanying condensed consolidated balance sheets because of the variable number of shares payable under the agreement.

Contingent Obligation – Lori Goldstein Earn-Out

In connection with the April 1, 2021 acquisition of the Lori Goldstein trademarks, the Company agreed to pay the seller additional cash consideration (the “Lori Goldstein Earn-Out”) of up to an aggregate of $12.5 million, based on royalties earned during the six calendar year period commencing in 2021. The Lori Goldstein Earn-Out of $6.6 million is recorded as a liability in the accompanying condensed consolidated balance sheets, based on the difference between the fair value of the acquired assets of the Lori Goldstein brand and the total consideration paid, in accordance with the guidance in ASC Subtopic 805-50. At June 30, 2022, $1.9 million of the balance is recorded as a current liability and $4.7 million is recorded as a long-term liability; at December 31, 2021, the entire balance was recorded as a long-term liability.

Contingent Obligation – Isaac Mizrahi Transaction

In connection with the May 31, 2022 transaction related to the sale of a majority interest in the Isaac Mizrahi Brand (see Note 2), the Company has agreed with WHP that, in the event that IM Topco receives less than $13.3 million in aggregate royalties for any four consecutive calendar quarters over a three-year period ending on May 31, 2025, WHP will be entitled to receive from the Company up to $16 million, less all amounts of net cash flow distributed to WHP for such period, as an adjustment to the purchase price previously paid by WHP. Such amount would be payable by the Company in either cash or equity interests in IM Topco held by the Company. No amount has been recorded in the accompanying condensed consolidated balance sheets related to this contingent obligation, and management believes the likelihood of any such payment is remote.

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2022

(Unaudited)

Coronavirus Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus disease (“COVID-19”) as a pandemic, which continues to circulate throughout the U.S. and the world. COVID-19 (including actions taken by national, state, and local governments in response to COVID-19) has had an unprecedented impact on the U.S. and global economy.

The impacts of the ongoing COVID-19 pandemic are broad reaching and have had an impact on the Company’s licensing and wholesale businesses. The COVID-19 pandemic has impacted the Company’s supply chain as most of the Company’s products are manufactured in China, Thailand, and other places around the world affected by this event. Temporary factory closures and the pace of workers returning to work have impacted contract manufacturers’ ability to source certain raw materials and to produce finished goods in a timely manner. The pandemic has also impacted distribution and logistics providers' ability to operate in the normal course of business. Further, the initial onset of the pandemic in 2020 resulted in a sudden decrease in sales for many of the Company’s products, from which the Company has yet to fully recover. The initial onset of the pandemic resulted in order cancellations and a decrease in accounts receivable collections, and the Company recorded additional allowances for doubtful accounts of approximately $1 million and $0.1 million for the years ended December 31, 2020 and 2021, respectively, related to retailers that filed for bankruptcy.

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

Overview

Xcel Brands, Inc. (“Xcel,” the “Company,” “we,” “us,” or “our”) is a media and consumer products company engaged in the design, production, marketing, live streaming, wholesale distribution, and direct-to-consumer sales of branded apparel, footwear, accessories, fine jewelry, home goods and other consumer products, and the acquisition of dynamic consumer lifestyle brands. Xcel was founded in 2011 with a vision to reimagine shopping, entertainment, and social media as one thing. Currently, the Company’s brand portfolio – including wholly owned brands – the LOGO by Lori Goldstein brand (the “Lori Goldstein Brand”), the Halston brands (the "Halston Brand"), the Judith Ripka brands (the "Ripka Brand"), the C Wonder brands (the "C Wonder Brand"), and other proprietary brands – and brands partially-owned through business ventures with third parties – the Longaberger brand (the “Longaberger Brand”) and the Isaac Mizrahi brands (the "Isaac Mizrahi Brand"). Xcel continues to pioneer a true omni-channel sales strategy which includes the promotion and sale of products under its brands through interactive television, digital live-stream shopping, brick-and-mortar retail, wholesale, and e-commerce channels to be everywhere its customers shop.

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

Summary of Operating Results

Three months ended June 30, 2022 (the “current quarter”) compared with the three months ended June 30, 2021 (the “prior year quarter”)

Revenues

Current quarter net revenue decreased approximately $2.3 million to $8.5 million from $10.8 million for the prior year quarter.

Net licensing revenue decreased by approximately $1.0 million in the current quarter to $5.2 million, compared with $6.2 million in the prior year quarter. This decrease in licensing revenue was primarily attributable to the May 31, 2022 sale of a majority interest in the Isaac Mizrahi brand through the sale of a 70% interest in IM Topco, LLC to WHP. Since the closing of such sale, we no longer record Isaac Mizrahi brand licensing revenue as part of our revenues.

Net sales decreased by approximately $1.2 million in the current quarter to $3.3 million, compared with $4.5 million in the prior year quarter. This decrease in net sales was primarily attributable to declines in apparel wholesale revenue, mainly driven by the temporary closing of overseas factories, causing delays in product delivery resulting in cancelled orders.

Cost of Goods Sold

Current quarter cost of goods sold was $2.6 million, compared with $3.1 million for the prior year quarter.

Gross profit margin from net product sales (net sales less cost of goods sold, divided by net sales) declined from approximately 33% in the prior year quarter to approximately 22% in the current quarter, primarily due to the selling-off of seasoned apparel inventory and write-downs for certain inventory related to canceled sales orders.

Gross profit (net revenue less cost of goods sold) decreased approximately $1.8 million to $5.9 million from $7.7 million in the prior year quarter, driven by the combination of the aforementioned decrease in net licensing revenue and decline in gross profit margin from net product sales.

Operating Costs and Expenses

Operating costs and expenses increased approximately $1.9 million from $9.4 million in the prior year quarter to $11.3 million in the current quarter. This increase was primarily driven by the combination of (i) $1.0 million of bonuses awarded to senior management related to the May 31, 2022 sale of a majority interest in the Isaac Mizrahi brand, (ii) higher shipping and logistics costs, and (iii) various other cost increases from service providers and vendors due to the current inflationary economic environment.

Other Income

We recognized a gain on the sale of a majority interest in the Isaac Mizrahi brand in the current quarter of approximately $20.6 million, which was comprised of $46.2 million of cash proceeds plus the recognition of the fair value of our retained interest in the brand of $19.8 million, less $0.9 million of fees and expenses directly related to the transaction and the derecognition of the brand trademarks previously recorded on our balance sheet of $44.5 million.

Interest and Finance Expense

Interest and finance expense for the current quarter was $2.8 million, compared with $1.4 million for the prior year quarter. This increase was primarily attributable to a higher loss on early extinguishment of debt as a result of the May 31, 2022 repayment of all of our outstanding term loan debt in the current quarter compared with a smaller loss on early extinguishment of debt incurred in the prior year quarter as a result of the April 14, 2021 term loan debt refinancing.

Income Tax Provision (Benefit)

The estimated annual effective income tax rate for the current quarter and the prior year quarter was approximately 25% and 43%, respectively, resulting in an income tax provision (benefit) of $3.18 million and $(1.35) million, respectively.

For the current quarter, the federal statutory rate differed from the effective tax rate primarily due to recurring permanent differences, state taxes, and the discrete treatment of stock compensation shortfall, which increased the effective tax rate by approximately 10%, partially offset by the reversal of a valuation allowance that was previously recorded in the first quarter of 2022, which decreased the effective tax rate by approximately 6%.

For the prior year quarter, the federal statutory rate differed from the effective tax rate primarily due to recurring permanent differences and state taxes, which increased the effective tax rate by approximately 15% and 7%, respectively.

Net Income (Loss) Attributable to Xcel Brands, Inc. Stockholders

We had net income of $9.5 million for the current quarter, compared with a net loss of $1.6 million for the prior year quarter, due to the combination of the factors outlined above.

Non-GAAP Net (Loss) Income, Non-GAAP Diluted EPS, and Adjusted EBITDA

We had a non-GAAP net loss of approximately $3.6 million, or $0.18 per diluted share (“non-GAAP diluted EPS”), for the current quarter and a non-GAAP net loss of $0.1 million, or $0.01 per diluted share, for the prior year quarter. Non-GAAP net (loss) income is a non-GAAP unaudited term, which we define as net income (loss) attributable to Xcel Brands, Inc. stockholders, exclusive of amortization of trademarks, stock-based compensation, loss on extinguishment of debt, gain on sales of assets, gain on reduction of contingent obligations, costs (recoveries) in connection with potential acquisitions, certain adjustments to the provision for doubtful accounts related to the bankruptcy of and economic impact on certain retail customers due to the COVID-19 pandemic, asset impairments, and income taxes. Non-GAAP net income and non-GAAP diluted EPS measures do not include the tax effect of the aforementioned adjusting items, due to the nature of these items and the Company’s tax strategy.

We had Adjusted EBITDA of approximately $(2.8) million for the current quarter, compared with approximately $0.9 million for the prior year quarter. Adjusted EBITDA is a non-GAAP unaudited measure, which we define as net income (loss) attributable to Xcel Brands, Inc. stockholders before depreciation and amortization, interest and finance expenses (including loss on extinguishment of debt, if any), income taxes, other state and local franchise taxes, stock-based compensation, gain on reduction of contingent obligations, gain on sale of assets, costs (recoveries) in connection with potential acquisitions, asset impairments, gain on sales of assets, and certain adjustments to the provision for doubtful accounts related to the bankruptcy of and economic impact on certain retail customers due to the COVID-19 pandemic.

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

The following table is a reconciliation of net income (loss) attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net income:

	Three Months Ended
	June 30,
($ in thousands)	2022	2021
Net income (loss) attributable to Xcel Brands, Inc. stockholders	$9,490	$(1,558)
Amortization of trademarks	1,525	1,520
Stock-based compensation	485	431
Loss on extinguishment of debt	2,324	821
Gain on sale of assets	(20,608)	—
Income tax provision (benefit)	3,178	(1,346)
Non-GAAP net (loss) income	$(3,606)	$(132)

The following table is a reconciliation of diluted earnings (loss) per share (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted EPS:

	Three Months Ended
	June 30,
	2022	2021
Diluted earnings (loss) per share	$0.48	$(0.08)
Amortization of trademarks	0.08	0.08
Stock-based compensation	0.03	0.02
Loss on extinguishment of debt	0.12	0.04
Gain on sale of assets	(1.05)	—
Income tax provision (benefit)	0.16	(0.07)
Non-GAAP diluted EPS	$(0.18)	$(0.01)
Non-GAAP weighted average diluted shares	19,677,243	19,449,116

The following table is a reconciliation of net loss attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Three Months Ended
	June 30,
($ in thousands)	2022	2021
Net income (loss) attributable to Xcel Brands, Inc. stockholders	$9,490	$(1,558)
Depreciation and amortization	1,812	1,848
Interest and finance expense	2,802	1,443
Income tax provision (benefit)	3,178	(1,346)
State and local franchise taxes	—	33
Stock-based compensation	485	431
Gain on sale of assets	(20,608)	—
Adjusted EBITDA	$(2,841)	$851

Six months ended June 30, 2022 (the “current six months”) compared with the six months ended June 30, 2021 (the “prior year six months”)

Revenues

Current six months net revenue decreased approximately $1.4 million to $17.2 million from $18.6 million for the prior year six months.

Net licensing revenue increased by approximately $0.6 million in the current six months to $11.1 million, compared with $10.5 million in the prior year six months. This increase in licensing revenue was primarily attributable to the Lori Goldstein brand, which we acquired on April 1, 2021, partially offset by the May 31, 2022 sale of a majority interest in the Isaac Mizrahi brand through the sale of a 70% interest in IM Topco, LLC to WHP.

Net sales decreased by approximately $1.9 million in the current six months to $6.1 million, compared with $8.0 million in the prior year six months. This decrease in net sales was primarily attributable to declines in apparel wholesale revenue, mainly driven by the previously mentioned delays in product deliveries and canceled sales orders.

Cost of Goods Sold

Current six months cost of goods sold was $4.3 million, compared with $4.9 million for the prior year six months.

Gross profit margin from net product sales (net sales less cost of goods sold, divided by net sales) declined from approximately 39% in the prior year six months to approximately 30% in the current six months, primarily due to selling-off of seasoned apparel inventory and inventory write-downs related to cancelled sales orders.

Gross profit (net revenue less cost of goods sold) decreased approximately $0.7 million to $13.0 million from $13.7 million in the prior year six months, primarily driven by the decrease in gross profit margin described above, partially offset by an increase in licensing revenue. The increase in licensing revenue was mainly driven by the April 2021 acquisition of the Lori Goldstein brand.

Operating Costs and Expenses

Operating costs and expenses increased approximately $3.5 million from $17.9 million in the prior year six months to $21.4 million in the current six months. This increase was primarily driven by the combination of (i) costs associated with the Lori Goldstein brand acquired on April 1, 2021 (including a $0.6 million increase in salaries, benefits and employment taxes and $0.6 million of increased trademark amortization expense), (ii) $1.0 million of bonuses awarded to senior management related to the May 31, 2022 sale of a majority interest in the Isaac Mizrahi brand, and (iii) higher shipping and logistics costs, as well as cost increases from other service providers and vendors due to the current inflationary economic environment.

Other Income

We recognized a gain on the sale of a majority interest in the Isaac Mizrahi brand in the current six months of approximately $20.6 million, which was comprised of $46.2 million of cash proceeds plus the recognition of the fair value of our retained interest in the brand of $19.8 million, less $0.9 million of fees and expenses directly related to the transaction and the derecognition of the brand trademarks previously recorded on our balance sheet of $44.5 million.

Interest and Finance Expense

Interest and finance expense for the current six months was $3.5 million, compared with $1.7 million for the prior year quarter. This increase was primarily attributable to a higher loss on early extinguishment of debt as a result of the May 31, 2022 repayment of all of our outstanding term loan debt in the current six months compared with a smaller loss on early extinguishment of debt incurred in the prior year six months as a result of the April 14, 2021 term loan debt refinancing.

Income Tax Provision (Benefit)

The estimated annual effective income tax rate for the current six months and the prior year six months was approximately 35% and 25%, respectively, resulting in an income tax provision (benefit) of $3.18 million and $(1.48) million, respectively.

For the current six months, the federal statutory rate differed from the effective tax rate primarily due to recurring permanent differences, state taxes, and the discrete treatment of stock compensation shortfall, which increased the effective tax rate by approximately 14%.

For the prior year six months, the federal statutory rate differed from the effective tax rate primarily due to state taxes, which increase the effective tax rate by approximately 7%, partially offset by the impact of recurring permanent differences, which decreased the effective tax rate by approximately 3%.

Net Income (Loss) Attributable to Xcel Brands, Inc. Stockholders

We had net income of $6.0 million for the current six months, compared with a net loss of $4.1 million for the prior year six months, due to the combination of the factors outlined above.

Non-GAAP Net (Loss) Income, Non-GAAP Diluted EPS, and Adjusted EBITDA

We had a non-GAAP net loss of approximately $5.5 million, or $0.28 per diluted share, for the current six months and a non-GAAP net loss of $1.6 million, or $0.09 per diluted share, for the prior year six months.

We had Adjusted EBITDA of approximately $(3.7) million for the current six months, compared with approximately $(0.0) million for the prior year six months.

The following table is a reconciliation of net income (loss) attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net income:

	Six Months Ended
	June 30,
($ in thousands)	2022	2021
Net income (loss) attributable to Xcel Brands, Inc. stockholders	$6,003	$(4,105)
Amortization of trademarks	3,039	2,396
Stock-based compensation	517	591
Loss on extinguishment of debt	2,324	821
Certain adjustments to provision for doubtful accounts	—	132
Gain on sale of assets	(20,608)	—
Income tax provision (benefit)	3,178	(1,484)
Non-GAAP net (loss) income	$(5,547)	$(1,649)

The following table is a reconciliation of diluted earnings (loss) per share (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted EPS:

	Six Months Ended
	June 30,
	2022	2021
Diluted earnings (loss) per share	$0.30	$(0.21)
Amortization of trademarks	0.16	0.12
Stock-based compensation	0.03	0.03
Loss on extinguishment of debt	0.12	0.04
Certain adjustments to provision for doubtful accounts	—	0.01
Gain on sale of assets	(1.05)	—
Income tax provision (benefit)	0.16	(0.08)
Non-GAAP diluted EPS	$(0.28)	$(0.09)
Non-GAAP weighted average diluted shares	19,624,474	19,355,795

The following table is a reconciliation of net loss attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Six Months Ended
	June 30,
($ in thousands)	2022	2021
Net income (loss) attributable to Xcel Brands, Inc. stockholders	$6,003	$(4,105)
Depreciation and amortization	3,632	3,058
Interest and finance expense	3,511	1,723
Income tax provision (benefit)	3,178	(1,484)
State and local franchise taxes	36	72
Stock-based compensation	517	591
Certain adjustments to provision for doubtful accounts	—	132
Gain on sale of assets	(20,608)	—
Adjusted EBITDA	$(3,731)	$(13)

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund working capital needs, acquire new brands, and to a lesser extent, capital expenditures. As of June 30, 2022 and December 31, 2021, our cash and cash equivalents were approximately $10.9 million and $4.5 million, respectively.

Restricted cash at December 31, 2021 was approximately $0.7 million, and consisted of cash deposited as collateral for an irrevocable standby letter of credit associated with the lease of our corporate office and operating facility. There was no restricted cash at June 30, 2022, as the aforementioned letter of credit had expired and was not renewed.

We expect that existing cash and operating cash flows will be adequate to meet our operating and capital expenditure needs for at least the 12 months subsequent to the filing date of this Quarterly Report on Form 10-Q.

Changes in Working Capital

Our working capital (current assets less current liabilities, excluding the current portion of operating lease obligations and any contingent obligations payable in common stock) was $16.9 million and $7.9 million as of June 30, 2022 and December 31, 2021, respectively. This increase in working capital was primarily attributable to the net proceeds received from the May 31, 2022 sale of a majority interest in the Isaac Mizrahi brand to WHP, partially offset by the full repayment of all of our term loan debt.

Commentary on the components of our cash flows for the current six months as compared with the prior year six months is set forth below.

Operating Activities

Net cash used in operating activities was approximately $8.72 million in the current six months, compared with approximately $5.74 million in the prior year quarter.

The current six months cash used in operating activities was primarily attributable to the combination of the net income of $5.45 million plus non-cash items of approximately $(12.51) million and the net change in operating assets and liabilities of approximately $(1.66) million. Non-cash items were primarily comprised of a $(20.61) million net gain on the sale of the assets of the Isaac Mizrahi brand, $3.63 million of depreciation and amortization, $0.52 million of stock-based compensation, a $2.32 million loss on extinguishment of debt, and $1.38 million of deferred taxes. The net change in operating assets and liabilities was primarily comprised of an increase in accounts receivable of $(1.74) million, an increase in accounts payable, accrued expenses, and other liabilities of $0.55 million, a decrease in other liabilities of $(0.22) million, and changes in lease-related assets and liabilities of $(0.16) million.

The prior year six months cash used in operating activities was primarily attributable to the combination of the net loss of $(4.44) million plus non-cash items of approximately $3.23 million and the net change in operating assets and liabilities of approximately $(4.53) million. Non-cash items were primarily comprised of $3.06 million of depreciation and amortization, $0.59 million of stock-based compensation, $0.13 million of bad debt expense, a $0.82 million loss on extinguishment of debt, and a deferred income tax benefit of $(1.48) million. The net change in operating assets and liabilities was primarily comprised of an increase in inventory of $(1.93) million, an increase in accounts receivable of $(2.39) million, and changes in lease-related assets and liabilities of $(0.23) million. The change in accounts receivable was primarily related to the timing of sales and collections, while the change in inventory was primarily related to expected increases in wholesale sales, including our drop-ship programs, and an increase in our direct-to-consumer businesses.

Investing Activities

Net cash provided by investing activities for the current six months was approximately $45.32 million, and was almost entirely attributable to $45.41 million of net proceeds from the sale of a majority interest in the Isaac Mizrahi brand to WHP.

Net cash used in investing activities for the prior year six months was approximately $2.40 million, which was primarily attributable to the acquisition of the Lori Goldstein brand on April 1, 2021, and, to a lesser extent, capital expenditures relating to the fit-out and furnishing of our Judith Ripka fine jewelry retail store (which opened in the second quarter of 2021 and was subsequently closed in the first quarter of 2022).

Financing Activities

Net cash used in financing activities for the current six months was approximately $30.95 million, which mainly consisted of $29.00 million of repayments of our term loan debt, and, to a lesser extent, $1.51 million of prepayment and other fees associated with the extinguishment of debt, as well as $0.44 million of shares repurchased related to withholding taxes on vested restricted stock.

Net cash provided by financing activities for the prior year six months was approximately $7.63 million, and was primarily attributable to $25.0 million of proceeds from term loan debt entered into on April 14, 2021, as well as $1.5 million of proceeds drawn from a revolving loan facility. Partially offsetting these proceeds were $(17.38) million paid on the balance of term loan debt, and $(1.50) million of various fees and finance costs paid in connection with the April 2021 refinancing of term loan debt.

Other Factors

We continue to seek to expand and diversify the types of products being produced and licensed under our brands. We plan to continue to diversify the distribution channels within which products are sold, in an effort to reduce dependence on any particular retailer, consumer, or market sector within each of our brands. The Lori Goldstein brand, Halston brand, C Wonder brand, and Isaac Mizrahi brand have a core business in fashion apparel and accessories. The Ripka brand is a fine jewelry business, and the Longaberger brand focuses on home good products, which we believe helps diversify our industry focus while at the same time complements our business operations and relationships.

While the recent sale of a majority interest in the Isaac Mizrahi brand is expected to result in a short-term decrease in our revenues, as that brand represented a significant portion of our historical revenues, we will seek to replace those revenues in the long-term with new strategic business initiatives. The proceeds from the sale, as well as the continuing cash flows from our retained interest in the Isaac Mizrahi brand, are expected to help fuel various strategic initiatives as we concentrate our resources on growing our brands, new brand launches, and investing in livestreaming technology platforms and partnerships.

We continue to work towards expanding our wholesale and e-commerce businesses, and complement these operations with our licensing business. In addition, we continue to seek new opportunities, including expansion through interactive television, our design, production and supply chain platform, additional domestic and international licensing arrangements, and acquiring additional brands.

However, the impacts of the ongoing COVID-19 pandemic are broad reaching and have had an impact on our licensing and wholesale businesses. This global pandemic has impacted our supply chain as most of the Company’s products are manufactured in China, Thailand, and other places around the world affected by this event. Temporary factory closures and the pace of workers returning to work have impacted contract manufacturers’ ability to source certain raw materials and to produce finished goods in a timely manner. The pandemic has also impacted and, from time to time, could continue to impact, distribution and logistics providers' ability to operate in the normal course of business. Further, the initial onset of the pandemic in 2020 resulted in a sudden decrease in sales for many of the Company’s products, from which the Company has yet to fully recover. The initial onset of the pandemic resulted in order cancellations and a decrease in accounts receivable collections. Also, the global pandemic has affected the financial health of certain of our customers, and the bankruptcy of certain other customers, including Lord & Taylor and Le Tote, Stein Mart, and Century 21, from which we had an aggregate of approximately $1.5 million of accounts receivable due at June 30, 2022. As a result, we continue to recognize an allowance for doubtful accounts of approximately $1.1 million as of June 30, 2022, and may be required to make additional adjustments for doubtful accounts which would increase our operating expenses in future periods and negatively impact our operating results. Financial impacts associated with the COVID-19 pandemic include, but are not limited to, lower net sales, adjustments to allowances for doubtful accounts due to customer bankruptcy or other inability to pay their amounts due to vendors, the delay of inventory production and fulfillment, potentially further impacting net sales, and potential incremental costs associated with mitigating the effects of the pandemic, including increased freight and logistics costs and other expenses. The COVID-19 global pandemic is ongoing, and its dynamic nature, including uncertainties relating to the severity and duration of the pandemic, as well as actions that would be taken by governmental authorities to contain the pandemic or to treat its impact, makes it difficult to forecast any effects on our 2022 results. However, as of the date of this filing, we expect our results for a significant portion of 2022 to be affected.

In addition, the global shipping industry continues to face challenges related to port delays and tight availability for carriers and containers. This situation has negatively impacted our supply chain partners, including third party manufacturers, logistics providers, and other vendors, as well as the supply chains of our licensees, and has resulted in increased cost of supply and freight costs for us and our licensees. Such higher costs are currently expected to continue for a significant portion of 2022.

Further, the cost of raw materials, labor, manufacturing, energy, fuel, shipping and logistics, and other inputs related to the production and distribution of our products have increased and may continue to increase unexpectedly. Beginning in the first quarter of 2022, input costs increased significantly. We expect the pressures of input cost inflation to continue for the remainder of 2022, if not through 2023. We may not be able to mitigate the impact of inflation and cost increases or pass these costs along to our customers.

Also, poor economic and market conditions, including a potential recession, may negatively impact market sentiment, decreasing the demand for apparel, footwear, accessories, fine jewelry, home goods, and other consumer products, which would adversely affect our operating income and results of operations. If we are unable to take effective measures in a timely manner to mitigate the impact of the inflation as well as a potential recession, our business, financial condition, and results of operations could be adversely affected.

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

During the three and six months ended June 30, 2022, there were no material changes to our accounting policies.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.    CONTROLS AND PROCEDURES

A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2022, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022 such that the information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

B. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Inflation and/or a potential recession could adversely impact our business and results of operations.

Many of the components of our cost of goods sold are subject to price increases that are attributable to factors beyond our control, including but not limited to, global economic conditions, trade barriers or restrictions, supply chain disruptions, changes in crop size, product scarcity, demand dynamics, currency rates, water supply, weather conditions, import and export requirements, and other factors. The cost of raw materials, labor, manufacturing, energy, fuel, shipping and logistics, and other inputs related to the production and distribution of our products have increased and may continue to increase unexpectedly.

Beginning in the first quarter of 2022, input costs increased significantly. We expect the pressures of input cost inflation to continue for the remainder of 2022, if not through 2023. We may not be able to mitigate the impact of inflation and cost increases or pass these costs along to our customers.

In addition, poor economic and market conditions, including a potential recession, may negatively impact market sentiment, decreasing the demand for apparel, footwear, accessories, fine jewelry home goods, and other consumer products, which would adversely affect our operating income and results of operations. If we are unable to take effective measures in a timely manner to mitigate the impact of the inflation as well as a potential recession, our business, financial condition, and results of operations could be adversely affected.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered or registered securities during the three months ended June 30, 2022.

The following table provides information with respect to shares of common stock repurchased during the three months ended June 30, 2022:

			Total Number of Shares
			of Common Stock
	Total Number of		Purchased as
	Shares of	Average	Part of a Publicly
	Common Stock	Price per	Announced
Period	Purchased	Share	Plan or Program
April 1, 2022 to April 30, 2022 (i)	53,882	1.57	—
May 1, 2022 to May 31, 2022 (i)	240,000	1.49	—
Total	293,882	$1.50	—

(i)	The shares were exchanged from employees and directors in connection with the income tax withholding obligations on behalf of such employees and directors from the vesting of stock grants.

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

Date: August 15, 2022	By:	/s/ Robert W. D’Loren
Name: Robert W. D’Loren
Title: Chairman and Chief Executive Officer

	By:	/s/ James Haran
Name: James Haran
Title: Chief Financial Officer and Vice President