Form 10-Q
period 2022-09-30
XCel Brands, Inc.
filed 2022-11-14
CIK 1083220

Z:\cons_bridge\2022Data\Client_DTS\XCel Brands, Inc\20220930\20221102\20221103\BackupZ:\cons_bridge\2022Data\Client_DTS\XCel Brands, Inc\20220930\20221102\20221103\Backup

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 8, 2022, there were 19,624,860 shares of common stock, $.001 par value per share, of the issuer outstanding.

XCEL BRANDS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	(Unaudited)	(Note 1)
Assets
Current Assets:
Cash and cash equivalents	$8,407	$4,483
Accounts receivable, net of allowances of $1,263 and $1,090, respectively	6,720	7,640
Inventory	3,884	3,375
Prepaid expenses and other current assets	1,752	1,681
Total current assets	20,763	17,179
Non-current Assets:
Property and equipment, net	1,948	2,549
Operating lease right-of-use assets	5,650	6,314
Trademarks and other intangibles, net	49,200	98,304
Equity method investment	19,520	—
Restricted cash	—	739
Deferred tax assets, net	—	141
Other assets	146	555
Total non-current assets	76,464	108,602

Total Assets	$97,227	$125,781

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$3,959	$6,169
Accrued income taxes payable	1,326	64
Accrued payroll	228	577
Current portion of operating lease obligations	1,331	1,207
Current portion of long-term debt	—	2,500
Current portion of contingent obligations	2,478	—
Total current liabilities	9,322	10,517
Long-Term Liabilities:
Long-term portion of operating lease obligations	6,157	7,252
Long-term debt, net, less current portion	—	25,531
Long-term portion of contingent obligations	5,061	7,539
Deferred tax liabilities, net	223	—
Total long-term liabilities	11,441	40,322
Total Liabilities	20,763	50,839

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, and 19,624,860 and 19,571,119 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	20	20
Paid-in capital	103,541	103,039
Accumulated deficit	(26,818)	(28,779)
Total Xcel Brands, Inc. stockholders' equity	76,743	74,280
Noncontrolling interest	(279)	662
Total Stockholders' Equity	76,464	74,942

Total Liabilities and Stockholders' Equity	$97,227	$125,781

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues
Net licensing revenue	$2,166	$6,854	$13,302	$17,385
Net sales	2,335	4,407	8,413	12,449
Net revenue	4,501	11,261	21,715	29,834
Cost of goods sold	1,465	2,865	5,715	7,763
Gross profit	3,036	8,396	16,000	22,071

Operating costs and expenses
Salaries, benefits and employment taxes	3,301	4,185	13,390	12,286
Other selling, general and administrative expenses	3,567	3,463	10,762	9,591
Stock-based compensation	51	163	568	754
Depreciation and amortization	1,815	1,891	5,447	4,949
Total operating costs and expenses	8,734	9,702	30,167	27,580

Other (expense) income
Gain on sale of majority interest in Isaac Mizrahi brand	—	—	20,608	—
Loss from equity method investment	(277)	—	(277)	—
Total other (expense) income	(277)	—	20,331	—

Operating (loss) income	(5,975)	(1,306)	6,164	(5,509)

Interest and finance (income) expense
Interest expense - term loan debt	—	565	1,187	1,363
Other interest and finance (income) charges, net	(6)	23	(6)	127
Loss on early extinguishment of debt	—	—	2,324	821
Total interest and finance (income) expense	(6)	588	3,505	2,311

(Loss) income before income taxes	(5,969)	(1,894)	2,659	(7,820)

Income tax (benefit) provision	(1,539)	(535)	1,639	(2,019)

Net (loss) income	(4,430)	(1,359)	1,020	(5,801)
Net loss attributable to noncontrolling interest	(388)	(223)	(941)	(560)
Net (loss) income attributable to Xcel Brands, Inc. stockholders	$(4,042)	$(1,136)	$1,961	$(5,241)

(Loss) earnings per common share attributable to Xcel Brands, Inc. stockholders:
Basic net (loss) income per share	$(0.21)	$(0.06)	$0.10	$(0.27)
Diluted net (loss) income per share	$(0.21)	$(0.06)	$0.10	$(0.27)
Weighted average number of common shares outstanding:
Basic weighted average common shares outstanding	19,624,860	19,541,774	19,624,604	19,418,469
Diluted weighted average common shares outstanding	19,624,860	19,541,774	19,752,339	19,418,469

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Xcel Brands, Inc. Stockholders
	Common Stock
	Number of		Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance as of December 31, 2020	19,260,862	$19	$102,324	$(16,595)	$507	$86,255

Compensation expense related to stock options and restricted stock	—	—	169	—	—	169

Shares issued on exercise of stock options, net	1,667	—	—	—	—	—

Net loss	—	—	—	(2,547)	(81)	(2,628)

Balance as of March 31, 2021	19,262,529	19	102,493	(19,142)	426	83,796

Compensation expense related to stock options and restricted stock	—	—	52	—	—	52

Shares issued to executive related to stock grants for bonus payments	181,179	1	282	—	—	283

Shares issued to consultant in connection with stock grant	14,045	—	25	—	—	25

Shares issued to directors in connection with restricted stock grants	50,000	—	—	—	—	—

Shares issued on exercise of stock options, net	23,102	—	—	—	—	—

Net loss	—	—	—	(1,558)	(256)	(1,814)

Balance as of June 30, 2021	19,530,855	20	102,852	(20,700)	170	82,342

Compensation expense related to stock options and restricted stock	—	—	59	—	—	59

Shares issued to consultant in connection with stock grant	9,399	—	25	—	—	25

Shares issued on exercise of stock options	1,667	—	—	—	—	—

Additional investment in Longaberger Licensing, LLC by non-controlling interest holder	—	—	—	—	1,000	1,000

Net loss	—	—	—	(1,136)	(223)	(1,359)

Balance as of September 30, 2021	19,541,921	$20	$102,936	$(21,836)	$947	$82,067

Balance as of December 31, 2021	19,571,119	$20	$103,039	$(28,779)	$662	$74,942

Compensation expense related to stock options and restricted stock	—	—	30	—	—	30

Net loss	—	—	—	(3,487)	(252)	(3,739)

Balance as of March 31, 2022	19,571,119	20	103,069	(32,266)	410	71,233

Compensation expense related to stock options and restricted stock	—	—	402	—	—	402

Shares issued to executive related to stock grants for bonus payments	178,727	—	281	—	—	281

Shares repurchased from executive in exchange for withholding taxes	(53,882)	—	(85)	—	—	(85)

Shares issued to consultant in connection with stock grant	20,064	—	33	—	—	33

Shares issued to directors in connection with restricted stock grants	50,000	—	—	—	—	—

Shares issued to consultant in connection with sale transaction (see Note 2 and Note 8)	65,275	—	97	—	—	97

Shares issued to key employee in connection with stock grant	33,557	—	50	—	—	50

Shares repurchased from key employee in exchange for withholding taxes related to vesting of restricted shares	(240,000)	—	(357)	—	—	(357)

Net income (loss)	—	—	—	9,490	(301)	9,189

Balance as of June 30, 2022	19,624,860	$20	$103,490	$(22,776)	$109	$80,843

Compensation expense related to stock options and restricted stock	—	—	51	—	—	51

Net loss	—	—	—	(4,042)	(388)	(4,430)

Balance as of September 30, 2022	19,624,860	$20	$103,541	$(26,818)	$(279)	$76,464

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$1,020	$(5,801)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	5,447	4,949
Amortization of deferred finance costs included in interest expense	156	211
Stock-based compensation	568	754
Provision for doubtful accounts	173	132
Undistributed proportional share of net income of equity method investee	277	—
Loss on early extinguishment of debt	2,324	821
Deferred income tax provision (benefit)	363	(2,019)
Gain on sale of majority interest in Isaac Mizrahi brand	(20,608)	—
Changes in operating assets and liabilities:
Accounts receivable	747	(2,192)
Inventory	(509)	(2,214)
Prepaid expenses and other current and non-current assets	235	(620)
Accounts payable, accrued expenses, accrued payroll, accrued income taxes payable, and other current liabilities	(796)	572
Lease-related assets and liabilities	(202)	(122)
Other liabilities	(224)	—
Net cash used in operating activities	(11,029)	(5,529)

Cash flows from investing activities
Net proceeds from sale of majority interest in Isaac Mizrahi brand	45,408	—
Cash consideration for acquisition of Lori Goldstein assets	—	(3,661)
Purchase of other intangible assets	—	(39)
Purchase of property and equipment	(241)	(1,049)
Net cash provided by (used in) investing activities	45,167	(4,749)

Cash flows from financing activities
Proceeds from exercise of stock options	—	5
Shares repurchased including vested restricted stock in exchange for withholding taxes	(442)	—
Cash contribution from non-controlling interest	—	1,000
Proceeds from revolving loan debt	—	2,498
Proceeds from long-term debt	—	25,000
Payment of deferred finance costs	—	(1,204)
Payment of long-term debt	(29,000)	(18,000)
Payment of prepayment, breakage and other fees associated with early extinguishment of long-term debt	(1,511)	(367)
Net cash (used in) provided by financing activities	(30,953)	8,932

Net increase (decrease) in cash, cash equivalents, and restricted cash	3,185	(1,346)

Cash, cash equivalents, and restricted cash at beginning of period	5,222	6,066

Cash, cash equivalents, and restricted cash at end of period	$8,407	$4,720

Reconciliation to amounts on condensed consolidated balance sheets:
Cash and cash equivalents	$8,407	$3,981
Restricted cash	—	739
Total cash, cash equivalents, and restricted cash	$8,407	$4,720

Supplemental disclosure of non-cash activities:
Operating lease right-of-use assets	$—	$(722)
Operating lease obligations	$—	$(722)
Contingent obligation related to acquisition of Lori Goldstein assets at fair value	$—	$6,639
Liability for equity-based bonuses and other equity-based payments	$(283)	$140

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,032	$1,346
Cash paid during the period for income taxes	$—	$18

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

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

The Company’s wholesale and direct-to-consumer operations are presented as "Net sales" and "Cost of goods sold" in the Condensed Consolidated Statements of Operations, separately from the Company’s net licensing revenue.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

(Unaudited)

Liquidity

The Company had a net (loss) income of approximately $(4.0) million and $1.9 million during the three and nine months ended September 30, 2022, respectively, and had an accumulated deficit of approximately $26.8 million as of September 30, 2022. The Company had working capital (current assets less current liabilities, excluding the current portion of lease obligations and any contingent obligations payable in common stock) of approximately $13.7 million as of September 30, 2022. The Company’s cash and cash equivalents were approximately $8.4 million as of September 30, 2022. In conjunction with the sale of the majority interest in the Isaac Mizrahi Brand (as described in Note 2) on May 31, 2022, the Company used a portion of the proceeds to extinguish all of its term loan debt, which had a balance of approximately $28.4 million. Management expects that existing cash and operating cash flows will be adequate to meet the Company’s operating and capital expenditure needs for at least the twelve months subsequent to the filing date of this Quarterly Report on Form 10-Q.

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

September 30, 2022

(Unaudited)

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

Management assessed and evaluated the ownership structure and other terms of the May 27, 2022 membership purchase agreement and Business Venture Agreement, as well as considered the Company’s continuing involvement with the Isaac Mizrahi Brand through the aforementioned services agreement and licensing agreement, and concluded that (i) IM Topco is not a Variable Interest Entity under Accounting Standards Codification (“ASC”) Topic 810, and (ii) the Company has significant influence over, but does not control, IM Topco. As such, on May 31, 2022, the Company de-recognized the carrying amount of the Isaac Mizrahi Brand trademarks of $44.5 million and recognized the fair value of its retained interest in IM Topco of approximately $19.8 million as an equity method investment on the accompanying condensed consolidated balance sheet. The fair value of the Company’s retained interest was determined by applying the Company’s ownership percentage to the implied enterprise value of IM Topco, which was calculated based on the price paid by WHP for the 70% controlling interest, as the May 31, 2022 sale transaction was considered an arms-length transaction between knowledgeable market participants and the most relevant and reasonable indication of value to utilize. The inputs and assumptions for this nonrecurring fair value measurement are classified as Level 3 within the fair value hierarchy defined in ASC Topic 820.

The Company incurred approximately $0.9 million of expenses directly related to this transaction, including legal fees and agent fees, of which $0.1 million of the agent fees were paid through the issuance of 65,275 shares of the Company’s common stock, which were recognized as a reduction to the gain from the transaction. The Company recognized a net pre-

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

(Unaudited)

tax gain from the transaction of $20.6 million, which is classified as other income in the condensed consolidated statements of operations for the nine months ended September 30, 2022.

In addition to the amounts described above, the Company’s Board of Directors awarded cash bonuses totaling approximately $1.0 million to certain members of the Company’s senior management, consisting of bonuses of $770,000 to Robert D’Loren, $115,000 to Jim Haran, and $130,000 to Seth Burroughs. These bonuses are included in Salaries, benefits and employment taxes in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2022.

The Company accounts for its interest in the ongoing operations of IM Topco as other income under the equity method of accounting. The Company recognized an equity method loss of $0.28 million related to its investment for the three and nine months ended September 30, 2022, based on the aforementioned distribution provisions set forth in the Business Venture Agreement.

Summarized financial information for IM Topco is as follows:

	For the three	For the nine
	months ended	months ended
	September 30,	September 30,
($ in thousands)	2022	2022 (1)
Revenues	$4,185	$5,479
Gross profit	4,185	5,479
Income from continuing operations	928	1,118
Net income	928	1,118

(1) Represents financial information for the period commencing May 31, 2022 (the date of the sale of a majority interest in IM Topco) through September 30, 2022.

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

(Unaudited)

3.      Trademarks and Other Intangibles

Trademarks and other intangibles, net consist of the following:

	Weighted
	Average	September 30, 2022
	Amortization	Gross Carrying	Accumulated	Net Carrying
($ in thousands)	Period	Amount	Amortization	Amount
Trademarks (finite-lived)	15 years	68,880	19,827	49,053
Copyrights and other intellectual property	8 years	429	282	147
Total		$69,309	$20,109	$49,200

	Weighted
	Average	December 31, 2021
	Amortization	Gross Carrying	Accumulated	Net Carrying
($ in thousands)	Period	Amount	Amortization	Amount
Trademarks (indefinite-lived)	n/a	$44,500	$—	$44,500
Trademarks (finite-lived)	15 years	68,880	15,268	53,612
Non-compete agreement	7 years	562	562	—
Copyrights and other intellectual property	8 years	429	237	192
Total		$114,371	$16,067	$98,304

Amortization expense for intangible assets was approximately $1.53 million for the three-month period ended September 30, 2022 (the "current quarter") and was approximately $1.56 million for the three-month period ended September 30, 2021 (the "prior year quarter").

Amortization expense for intangible assets was approximately $4.60 million for the nine-month period ended September 30, 2022 (the "current nine months") and was approximately $4.02 million for the nine-month period ended September 30, 2021 (the "prior year nine months").

During the current nine months, the Company sold its $44.5 million of indefinite-lived trademarks related to the Isaac Mizrahi Brand; see Note 2 for details. Also during the current nine months, the Company retired its intangible asset for a non-compete agreement related to the Halston Brand, as such intangible asset had reached the end of its estimated useful life and had become fully amortized.

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

(Unaudited)

●	Net licensing revenue from the Qurate Agreements totaled $1.40 million and $6.05 million for the current quarter and prior year quarter, respectively, representing approximately 31% and 54% of the Company’s total net revenue for the current quarter and prior year quarter, respectively.
●	Net licensing revenue from the Qurate Agreements totaled $10.47 million and $15.24 million for the current nine months and prior year nine months, respectively, representing approximately 48% and 51% of the Company’s total net revenue for the current nine months and prior year nine months, respectively.
●	As of September 30, 2022 and December 31, 2021, the Company had receivables from Qurate of $1.45 million and $3.51 million, respectively, representing approximately 22% and 46% of the Company’s total net accounts receivable, respectively.

5. Accounts Receivable

Accounts receivable are presented on the Company’s condensed consolidated balance sheets net of allowances of $1.26 and $1.09 million as of September 30, 2022 and December 31, 2021, respectively. The Company recognized bad debt expense of $0.08 million in the current quarter, $0.17 million in the current nine months, and $0.13 million in the prior year nine months, but did not recognize any bad debt expense in the prior year quarter.

As of September 30, 2022, approximately $1.62 million of the Company's outstanding receivables were assigned to a third party agent pursuant to a services agreement entered into during the current quarter, under which the Company assigned, for purposes of collection only, the right to collect certain specified receivables on the Company's behalf and solely for the Company's benefit. Under such agreement, the Company retains ownership of such assigned receivables, and receives payment from the agent (less certain fees charged by the agent) upon the agent's collection of the receivables from customers. During the current quarter and current nine months, the Company paid approximately $0.04 million in fees to the agent under the aforementioned services agreement.

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

As of September 30, 2022, the Company’s real estate leases have remaining lease terms of 5 – 6 years, with a weighted average remaining lease term of approximately 5.2 years and a weighted average discount rate of 6.25%.

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

Lease expense for operating lease payments is generally recognized on a straight-line basis over the lease term. The Company recognizes income from subleases (in which the Company is the sublessor) on a straight-line basis over the term

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

(Unaudited)

of the sublease, as a reduction to lease expense. Lease expense included in selling, general and administrative expenses on the Company’s unaudited condensed consolidated statements of operations was approximately $0.4 million for both the current quarter and prior year quarter, approximately $1.2 million for the prior year nine months, and approximately $1.0 million for the current nine months.

Cash paid for amounts included in the measurement of operating lease liabilities was $0.4 million in the current quarter and prior year quarter, $1.3 million in the current nine months, and $1.7 million in the prior year nine months.

As of September 30, 2022, the maturities of lease obligations were as follows:

($ in thousands)
2022 (October 1 through December 31)	$547
2023	1,711
2024	1,711
2025	1,711
2026	1,710
Thereafter (through 2028)	1,610
Total lease payments	9,000
Less: Discount	1,512
Present value of lease liabilities	7,488
Current portion of lease liabilities	1,331
Non-current portion of lease liabilities	$6,157

7. Debt

The Company’s net carrying amount of debt was comprised of the following:

	September 30,	December 31,
($ in thousands)	2022	2021
Term loan debt	$—	$29,000
Unamortized deferred finance costs related to term loan debt	—	(969)
Total	—	28,031
Current portion of debt	—	2,500
Long-term debt	$—	$25,531

On May 31, 2022, the Company used $30.1 million of the proceeds received from the transaction related to the Isaac Mizrahi Brand (see Note 2) to repay all amounts outstanding under the December 30, 2021 term loan agreement with First Eagle Alternative Credit Agent, LLC (“FEAC”), consisting of $28.4 million in principal amount, a $1.4 million prepayment fee, and approximately $0.3 million in interest and related expenses. As a result, the Company recognized a loss on early extinguishment of debt of approximately $2.3 million during the current nine months, consisting of approximately $1.4 million of debt prepayment premium, the immediate write-off of approximately $0.8 million of unamortized deferred finance costs, and approximately $0.1 million of other costs.

Term Loan Debt (through May 31, 2022)

On December 30, 2021, Xcel, as Borrower, and its wholly-owned subsidiaries, IM Brands, LLC, JR Licensing, LLC, H Licensing, LLC, C Wonder Licensing, LLC, Xcel Design Group, LLC, Judith Ripka Fine Jewelry, LLC, H Heritage Licensing, LLC, Xcel-CT MFG, LLC and Gold Licensing, LLC, as Guarantors (each a “Guarantor” and collectively, the

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

(Unaudited)

“Guarantors”), entered into a Loan and Security Agreement (the “Loan Agreement”) with FEAC, as lead arranger and as administrative agent and collateral agent for the lenders party to the Loan Agreement, and the financial institutions party thereto as lenders (the “Lenders”). Pursuant to the Loan Agreement, the Lenders made a term loan in the aggregate amount of $29.0 million (the “Term Loan”). The proceeds of the Term Loan were used for the purpose of refinancing existing indebtedness (i.e., previous term loan debt), to pay fees, costs, and expenses incurred in connection with entering into the Loan Agreement, and for working capital purposes.

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

For the prior year quarter, the Company incurred interest expense (including both interest paid in cash and the amortization of deferred finance costs) related to term loan debt of approximately $0.57 million, and the effective interest rate related to term loan debt was approximately 9.6%.

For the current nine months and prior year nine months, the Company incurred interest expense (including both interest paid in cash and the amortization of deferred finance costs) related to term loan debt of approximately $1.19 million and $1.36 million, respectively. The effective interest rate related to term loan debt was approximately 9.8% and 8.4% for the current quarter and prior year quarter, respectively.

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

September 30, 2022

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

Total expense recognized in the current quarter and prior year quarter for all forms of stock-based compensation was approximately $0.05 million and $0.16 million, respectively. Of the current quarter expense amount, substantially all of the expense related to directors and consultants, and all of the current quarter expense was recorded as operating costs in the accompanying condensed consolidated statements of operations. Of the prior year quarter expense amount, all of which was recorded as operating costs in the accompanying condensed consolidated statements of operations, approximately $0.11 million related to employees and approximately $0.05 million related to directors and consultants.

Total expense recognized in the current nine months and prior year nine months for all forms of stock-based compensation was approximately $0.67 million and $0.75 million, respectively. Of the current nine months expense amount, approximately $0.41 million related to employees and approximately $0.26 million related to directors and consultants. Approximately $0.57 million of the current nine months expense was recorded as operating costs, and approximately $0.10 million was recorded as a reduction to other income. Of the prior year nine months expense amount, all of which was recorded as operating costs, approximately $0.63 million related to employees and approximately $0.12 million related to directors and consultants.

Stock Options

A summary of the Company’s stock options activity for the current nine months is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding at January 1, 2022	5,630,970	$2.25	5.46	$—
Granted	605,850	1.61
Canceled	—	—
Exercised	—	—
Expired/Forfeited	(474,930)	3.18
Outstanding at September 30, 2022, and expected to vest	5,761,890	$2.11	4.94	$—
Exercisable at September 30, 2022	2,048,556	$2.81	2.01	$—

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

September 30, 2022

(Unaudited)

On April 26, 2022, the Company granted options to purchase an aggregate of 100,000 shares of common stock to a consultant. The exercise price of the options is $1.58 per share, and all options vested immediately on the date of grant.

Compensation expense related to stock options for the current quarter and the prior year quarter was approximately $0.03 million and $0.05 million, respectively. Compensation expense related to stock options for the current nine months and the prior year nine months was approximately $0.43 million and $0.25 million, respectively. Total unrecognized compensation expense related to unvested stock options at September 30, 2022 was approximately $0.12 million and is expected to be recognized over a weighted average period of approximately 1.29 years.

A summary of the Company’s non-vested stock options activity for the current nine months is as follows:

		Weighted
		Average
	Number of	Grant Date
	Options	Fair Value
Balance at January 1, 2022	3,873,334	$0.07
Granted	605,850	0.79
Vested	(755,850)	0.73
Forfeited or Canceled	(10,000)	1.09
Balance at September 30, 2022	3,713,334	$0.05

Warrants

A summary of the Company’s warrants activity for the current nine months is as follows:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	(in Years)	Value
Outstanding and exercisable at January 1, 2022	116,065	$3.15	2.57	$—
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding and exercisable at September 30, 2022	116,065	$3.15	1.82	$—

No compensation expense related to warrants was recognized in the current quarter, prior year quarter, current nine months, or prior year nine months.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

(Unaudited)

Stock Awards

A summary of the Company’s restricted stock activity for the current nine months is as follows:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2022	815,833	$4.00
Granted	347,623	1.58
Canceled	—	—
Vested	(820,123)	3.12
Expired/Forfeited	—	—
Outstanding at September 30, 2022	343,333	$3.66

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

Compensation expense related to stock awards was approximately $0.02 million for the current quarter and approximately $0.12 million for the prior year quarter. Compensation expense related to stock awards was approximately $0.24 million for the current nine months and approximately $0.51 million for the prior year nine months. Total unrecognized compensation expense related to unvested restricted stock grants at September 30, 2022 was approximately $0.09 million and is expected to be recognized over a weighted average period of approximately 1.25 years.

Shares Available Under the Company’s Equity Incentive Plans

As of September 30, 2022, there were 3,160,909 shares of common stock available for award grants under the 2021 Plan.

Shares Reserved for Issuance

As of September 30, 2022, there were 9,038,864 shares of common stock reserved for issuance, including 5,877,955 shares reserved for issuance pursuant to unexercised warrants and stock options, and 3,160,909 shares available for award grants under the 2021 Plan.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

(Unaudited)

9.    Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period, including stock options and warrants, using the treasury stock method. Diluted EPS excludes all potentially dilutive shares of common stock if their effect is anti-dilutive. The following table is a reconciliation of the numerator and denominator of the basic and diluted net (loss) income per share computations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income attributable to Xcel Brands, Inc. stockholders (in thousands)	$(4,042)	$(1,136)	$1,961	$(5,241)

Denominator:
Basic weighted average number of shares outstanding	19,624,860	19,541,774	19,624,604	19,418,469
Add: Effect of warrants	—	—	620	—
Add: Effect of stock options	—	—	127,115	—
Diluted weighted average number of shares outstanding	19,624,860	19,541,774	19,752,339	19,418,469

Basic net (loss) income per share	$(0.21)	$(0.06)	$0.10	$(0.27)
Diluted net (loss) income per share	$(0.21)	$(0.06)	$0.10	$(0.27)

As a result of the net loss for the current quarter, prior year quarter, and prior year nine months, the Company calculated diluted EPS using basic weighted average shares outstanding for such periods, as utilizing diluted shares would be anti-dilutive to loss per share.

The computation of diluted EPS excludes the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Stock options	5,761,890	5,810,945	5,514,140	5,810,945
Warrants	116,065	116,065	115,000	116,065
Total	5,877,955	5,927,010	5,629,140	5,927,010

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

(Unaudited)

10.    Income Taxes

The estimated annual effective income tax rate for the current quarter and the prior year quarter was approximately 26% and 28%, respectively, resulting in an income tax provision (benefit) of $(1.54) million and $(0.54) million, respectively.

The estimated annual effective income tax rate for the current nine months and the prior year nine months was approximately 62% and 26%, respectively, resulting in an income tax provision (benefit) of $1.64 million and $(2.02) million, respectively.

For the current quarter, the federal statutory rate differed from the effective tax rate primarily due to recurring permanent differences and state taxes, which increased the effective tax rate by approximately 5%.

For the prior year quarter, the federal statutory rate differed from the effective tax rate primarily due to recurring permanent differences and state taxes, which increased the effective tax rate by approximately 7%.

For the current nine months, the federal statutory rate differed from the effective tax rate primarily due to recurring permanent differences, state taxes, and the discrete treatment of stock compensation shortfall, which increased the effective tax rate by approximately 41%.

For the prior year nine months, the federal statutory rate differed from the effective tax rate primarily due to recurring permanent differences and state taxes, which increased the effective tax rate by approximately 5%.

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

September 30, 2022

(Unaudited)

IM Topco, LLC

The Company holds a noncontrolling interest in IM Topco, which is accounted for under the equity method of accounting.

On May 31, 2022, the Company entered into a services agreement with IM Topco, pursuant to which the Company provides certain design and support services (including assistance with the operations of the interactive television business and related talent support) to IM Topco in exchange for payments of $300,000 per year. For the three and nine months ended September 30, 2022, the Company recognized service fee income related to this agreement of $101,000.

On May 31, 2022, the Company entered into a license agreement with IM Topco, pursuant to which IM Topco granted the Company a license to use certain Isaac Mizrahi trademarks on and in connection with the design, manufacture, distribution, sale, and promotion of women’s sportswear products in the United States and Canada during the term of the agreement, in exchange for the payment of royalties in connection therewith. The initial term of this agreement ends December 31, 2026, and provides guaranteed royalties to IM Topco of $400,000 per year. For the three and nine months ended September 30, 2022, the Company recognized royalty expense related to this agreement of $92,000 and $123,000, respectively.

12.    Commitments and Contingencies

Contingent Obligation – Halston Heritage Earn-Out

In connection with the February 11, 2019 purchase of the Halston Heritage trademarks from H Company IP, LLC (“HIP”), the Company agreed to pay HIP additional consideration (the “Halston Heritage Earn-Out”) of up to an aggregate of $6.0 million, based on royalties earned through December 31, 2022. The Halston Heritage Earn-Out of $0.9 million is recorded as a current liability at September 30, 2022 and as a long-term liability at December 31, 2021 in the accompanying condensed consolidated balance sheets, based on the difference between the fair value of the acquired assets of the Halston Heritage trademarks and the total consideration paid. Management estimates that it is highly unlikely the Company will owe any of this contingent obligation at December 31, 2022. In accordance with ASC Topic 480, “Distinguishing Liabilities from Equity,” the Halston Heritage Earn-Out obligation is treated as a liability in the accompanying condensed consolidated balance sheets because of the variable number of shares payable under the agreement.

Contingent Obligation – Lori Goldstein Earn-Out

In connection with the April 1, 2021 acquisition of the Lori Goldstein trademarks, the Company agreed to pay the seller additional cash consideration (the “Lori Goldstein Earn-Out”) of up to an aggregate of $12.5 million, based on royalties earned during the six calendar year period commencing in 2021. The Lori Goldstein Earn-Out of $6.6 million is recorded as a liability in the accompanying condensed consolidated balance sheets, based on the difference between the fair value of the acquired assets of the Lori Goldstein brand and the total consideration paid, in accordance with the guidance in ASC Subtopic 805-50. At September 30, 2022, $1.6 million of the balance is recorded as a current liability and $5.0 million is recorded as a long-term liability; at December 31, 2021, the entire balance was recorded as a long-term liability.

Contingent Obligation – Isaac Mizrahi Transaction

In connection with the May 31, 2022 transaction related to the sale of a majority interest in the Isaac Mizrahi Brand (see Note 2), the Company has agreed with WHP that, in the event that IM Topco receives less than $13.3 million in aggregate royalties for any four consecutive calendar quarters over a three-year period ending on May 31, 2025, WHP will be entitled to receive from the Company up to $16 million, less all amounts of net cash flow distributed to WHP on an accumulated basis, as an adjustment to the purchase price previously paid by WHP. Such amount would be payable by the Company in either cash or equity interests in IM Topco held by the Company. No amount has been recorded in the accompanying

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

(Unaudited)

condensed consolidated balance sheets related to this contingent obligation, and management believes the likelihood of any such payment is remote.

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

Coronavirus Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus disease (“COVID-19”) as a pandemic, which continues to circulate throughout the U.S. and the world. The COVID-19 pandemic (including actions taken by national, state, and local governments in response to COVID-19) has negatively impacted the U.S. and global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets.

COVID-19 has had, and continues to have, a significant negative impact on the Company’s business. The initial onset of the pandemic in 2020 resulted in a sudden decrease in sales for many of the Company’s products, from which the Company has yet to fully recover. Additionally, COVID-19 has also impacted, and continues to impact, the Company’s supply chain partners, including third party manufacturers, logistics providers, and other vendors, as well as the supply chains of its licensees. These supply chains have experienced, and may continue to experience in the future, disruptions as a result of closed factories, factories operating with a reduced workforce, or other logistics constraints, including vessel, container and other transportation shortages, labor shortages, and port congestion.

Due to the ongoing COVID-19 pandemic, there is significant uncertainty surrounding the Company’s future results of operations and cash flows. Continued impacts of the pandemic could materially adversely affect the Company’s near-term and long-term revenues, earnings, liquidity, and cash flows.

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

Overview

Xcel Brands, Inc. (“Xcel,” the “Company,” “we,” “us,” or “our”) is a media and consumer products company engaged in the design, production, marketing, live streaming, wholesale distribution, and direct-to-consumer sales of branded apparel, footwear, accessories, fine jewelry, home goods and other consumer products, and the acquisition of dynamic consumer lifestyle brands. Xcel was founded in 2011 with a vision to reimagine shopping, entertainment, and social media as one thing. Currently, the Company’s brand portfolio includes wholly owned brands – the LOGO by Lori Goldstein brand (the “Lori Goldstein Brand”), the Halston brand (the "Halston Brand"), the Judith Ripka brand (the "Ripka Brand"), the C Wonder brand (the "C Wonder Brand"), and other proprietary brands – and brands partially-owned through business ventures with third parties – the Longaberger brand (the “Longaberger Brand”) and the Isaac Mizrahi brand (the "Isaac Mizrahi Brand"). Xcel continues to pioneer a true omni-channel sales strategy which includes the promotion and sale of products under its brands through interactive television, digital live-stream shopping, brick-and-mortar retail, wholesale, and e-commerce channels to be everywhere its customers shop.

Our objective is to build a diversified portfolio of lifestyle consumer brands through organic growth and the strategic acquisition of new brands. To grow our brands, we are focused on the following primary strategies:

●	distribution and/or licensing of our brands for sale through interactive television (i.e., QVC, HSN, The Shopping Channel, TVSN, etc.);
●	wholesale distribution of our brands to retailers that sell to the end consumer;
●	direct-to-consumer distribution of our brands through e-commerce and live streaming;
●	licensing our brands to manufacturers and retailers for promotion and distribution through e-commerce, social commerce, and traditional brick-and-mortar retail channels whereby we provide certain design services; and
●	acquiring additional consumer brands and integrating them into our operating platform and leveraging our operating infrastructure and distribution relationships.

We believe that Xcel offers a unique value proposition to our retail and direct-to-consumer customers and our licensees for the following reasons:

●	our management team, including our officers’ and directors’ experience in, and relationships within the industry;
●	our deep knowledge and expertise in live streaming and related technology platforms;

●	our design, production, sales, marketing, and supply chain and integrated technology platform that enables us to design and distribute trend-right product; and
●	our operating strategy, significant media and internet presence, and distribution network.

Our design, production and supply chain platform was developed to shorten the supply chain cycle by utilizing state-of-the-art supply chain management technology, trend analytics, and data science to actively monitor fashion trends and read and react to customer demands.

Summary of Operating Results

Three months ended September 30, 2022 (the “current quarter”) compared with the three months ended September 30, 2021 (the “prior year quarter”)

Revenues

Current quarter net revenue decreased approximately $6.8 million to $4.5 million from $11.3 million for the prior year quarter.

Net licensing revenue decreased by approximately $4.7 million in the current quarter to $2.2 million, compared with $6.9 million in the prior year quarter. This decrease in licensing revenue was primarily attributable to the May 31, 2022 sale of a majority interest in the Isaac Mizrahi brand through the sale of a 70% interest in IM Topco, LLC to WHP. Since the closing of such sale, we no longer record Isaac Mizrahi brand licensing revenue as part of our revenues.

Net sales decreased by approximately $2.1 million in the current quarter to $2.3 million, compared with $4.4 million in the prior year quarter. This decrease in net sales was primarily attributable to declines in apparel wholesale revenue and, to a lesser extent, in wholesale jewelry sales, mainly driven by a combination of retailers pausing on purchases triggered by excess inventory levels, and the temporary closing of overseas factories due to COVID-19, causing delays in product delivery resulting in cancelled orders.

Cost of Goods Sold

Current quarter cost of goods sold was $1.5 million, compared with $2.9 million for the prior year quarter.

Gross profit margin from net product sales (net sales less cost of goods sold, divided by net sales) increased from approximately 35% in the prior year quarter to approximately 37% in the current quarter.

Gross profit (net revenue less cost of goods sold) decreased approximately $5.4 million to $3.0 million from $8.4 million in the prior year quarter, primarily driven by the aforementioned decrease in net licensing revenue, and also by the aforementioned decline in the wholesale business.

Operating Costs and Expenses

Operating costs and expenses decreased approximately $1.0 million from $9.7 million in the prior year quarter to $8.7 million in the current quarter. This decrease was primarily attributable to lower salaries, benefits and employment costs, driven by the May 31, 2022 sale of a majority interest in the Isaac Mizrahi brand, and the transfer of the employees associated with the Isaac Mizrahi brand to the IM Topco, LLC business venture.

Other (Expense) Income

We account for our interest in the ongoing operations of IM Topco, LLC using the equity method of accounting. We recognized an equity method loss of $0.28 million related to our investment for the current quarter, based on the distribution provisions set forth in the related business venture agreement.

Interest and Finance (Income) Expense

Interest and finance (income) expense for the current quarter was $0.0 million, compared with $0.6 million for the prior year quarter. This decrease was primarily attributable to the May 31, 2022 repayment of all of our outstanding term loan debt.

Income Tax (Benefit) Provision

The estimated annual effective income tax rate for the current quarter and the prior year quarter was approximately 26% and 28%, respectively, resulting in an income tax benefit of $1.54 million and $0.54 million, respectively.

For the current quarter, the federal statutory rate differed from the effective tax rate primarily due to recurring permanent differences and state taxes, which increased the effective tax rate by approximately 5%.

For the prior year quarter, the federal statutory rate differed from the effective tax rate primarily due to recurring permanent differences and state taxes, which increased the effective tax rate by approximately 7%.

Net (Loss) Income Attributable to Xcel Brands, Inc. Stockholders

We had a net loss of $4.0 million for the current quarter, compared with a net loss of $1.1 million for the prior year quarter, due to the combination of the factors outlined above.

Non-GAAP Net (Loss) Income, Non-GAAP Diluted EPS, and Adjusted EBITDA

We had a non-GAAP net loss of approximately $3.3 million, or $0.17 per diluted share (“non-GAAP diluted EPS”), for the current quarter and non-GAAP net income of $0.01 million, or $0.00 per diluted share, for the prior year quarter. Non-GAAP net (loss) income is a non-GAAP unaudited term, which we define as net (loss) income attributable to Xcel Brands, Inc. stockholders, exclusive of amortization of trademarks, our proportional share of trademark amortization of equity method investees, stock-based compensation, loss on extinguishment of debt, gain on sales of assets, gain on reduction of contingent obligations, costs (recoveries) in connection with potential acquisitions, certain adjustments to the provision for doubtful accounts related to the bankruptcy of and economic impact on certain retail customers due to the COVID-19 pandemic, asset impairments, and income taxes. Non-GAAP net income and non-GAAP diluted EPS measures do not include the tax effect of the aforementioned adjusting items, due to the nature of these items and the Company’s tax strategy.

We had Adjusted EBITDA of approximately $(2.9) million for the current quarter, compared with approximately $1.0 million for the prior year quarter. Adjusted EBITDA is a non-GAAP unaudited measure, which we define as net (loss) income attributable to Xcel Brands, Inc. stockholders before depreciation and amortization, our proportional share of trademark amortization of equity method investees, interest and finance expenses (including loss on extinguishment of debt, if any), income taxes, other state and local franchise taxes, stock-based compensation, gain on reduction of contingent obligations, gain on sale of assets, costs (recoveries) in connection with potential acquisitions, asset impairments, gain on sales of assets, and certain adjustments to the provision for doubtful accounts related to the bankruptcy of and economic impact on certain retail customers due to the COVID-19 pandemic.

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

The following table is a reconciliation of net loss attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net (loss) income:

	Three Months Ended
	September 30,
($ in thousands)	2022	2021
Net loss attributable to Xcel Brands, Inc. stockholders	$(4,042)	$(1,136)
Amortization of trademarks	1,520	1,519
Proportional share of trademark amortization of equity method investee	742	—
Stock-based compensation	51	163
Income tax benefit	(1,539)	(535)
Non-GAAP net (loss) income	$(3,268)	$11

The following table is a reconciliation of diluted loss per share (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted EPS:

	Three Months Ended
	September 30,
	2022	2021
Diluted loss per share	$(0.21)	$(0.06)
Amortization of trademarks	0.08	0.08
Proportional share of trademark amortization of equity method investee	0.04	—
Stock-based compensation	0.00	0.01
Income tax provision (benefit)	(0.08)	(0.03)
Non-GAAP diluted EPS	$(0.17)	$0.00
Non-GAAP weighted average diluted shares	19,624,860	20,323,358

The following table is a reconciliation of net loss attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Three Months Ended
	September 30,
($ in thousands)	2022	2021
Net loss attributable to Xcel Brands, Inc. stockholders	$(4,042)	$(1,136)
Depreciation and amortization	1,815	1,891
Proportional share of trademark amortization of equity method investee	742	—
Interest and finance (income) expense	(6)	588
Income tax benefit	(1,539)	(535)
State and local franchise taxes	85	33
Stock-based compensation	51	163
Adjusted EBITDA	$(2,894)	$1,004

Nine months ended September 30, 2022 (the “current nine months”) compared with the nine months ended September 30, 2021 (the “prior year nine months”)

Revenues

Current nine months net revenue decreased approximately $8.1 million to $21.7 million from $29.8 million for the prior year nine months.

Net licensing revenue decreased by approximately $4.1 million in the current nine months to $13.3 million, compared with $17.4 million in the prior year nine months. This decrease in licensing revenue was primarily attributable to the May 31, 2022 sale of a majority interest in the Isaac Mizrahi brand through the sale of a 70% interest in IM Topco, LLC to WHP, partially offset by increased licensing revenue generated by the Lori Goldstein brand, which we acquired on April 1, 2021.

Net sales decreased by approximately $4.0 million in the current nine months to $8.4 million, compared with $12.4 million in the prior year nine months. This decrease in net sales was primarily attributable to declines in apparel wholesale revenue and, to a lesser extent, in wholesale jewelry sales, mainly driven by the previously mentioned retailer inventory levels and delays in product deliveries and canceled sales orders.

Cost of Goods Sold

Current nine months cost of goods sold was $5.7 million, compared with $7.8 million for the prior year nine months.

Gross profit margin from net product sales (net sales less cost of goods sold, divided by net sales) declined from approximately 38% in the prior year nine months to approximately 32% in the current nine months, primarily due to selling-off of seasoned apparel inventory during the earlier portion of 2022 and inventory write-downs related to cancelled sales orders.

Gross profit (net revenue less cost of goods sold) decreased approximately $4.1 million to $16.0 million from $22.1 million in the prior year nine months, primarily driven by the aforementioned decrease in net licensing revenue.

Operating Costs and Expenses

Operating costs and expenses increased approximately $2.6 million from $27.6 million in the prior year nine months to $30.2 million in the current nine months. This increase was primarily driven by the combination of (i) costs associated with the Lori Goldstein brand acquired on April 1, 2021 (including salaries, benefits and employment taxes as well as  increased trademark amortization expense), (ii) $1.0 million of bonuses awarded to senior management related to the May 31, 2022 sale of a majority interest in the Isaac Mizrahi brand, and (iii) higher shipping and logistics costs, as well as cost increases from other service providers and vendors due to the current inflationary economic environment.

Other (Expense) Income

We recognized a gain on the sale of a majority interest in the Isaac Mizrahi brand in the current nine months of approximately $20.6 million, which was comprised of $46.2 million of cash proceeds plus the recognition of the fair value of our retained interest in the brand of $19.8 million, less $0.9 million of fees and expenses directly related to the transaction and the derecognition of the brand trademarks previously recorded on our balance sheet of $44.5 million.

We account for our interest in the ongoing operations of IM Topco, LLC using the equity method of accounting. We recognized an equity method loss of $0.28 million related to our investment for the current nine months, based on the distribution provisions set forth in the related business venture agreement.

Interest and Finance (Income) Expense

Interest and finance expense for the current nine months was $3.5 million, compared with $2.3 million for the prior year nine months. This increase was primarily attributable to a higher loss on early extinguishment of debt as a result of the May 31, 2022 repayment of all of our outstanding term loan debt in the current nine months compared with a smaller loss on early extinguishment of debt incurred in the prior year nine months as a result of the April 14, 2021 term loan debt refinancing. This was partially offset by the fact that we had no interest expense in the current quarter, as all of our outstanding term loan was repaid on May 31, 2022 and we have not incurred any new debt.

Income Tax (Benefit) Provision

The estimated annual effective income tax rate for the current nine months and the prior year nine months was approximately 62% and 26%, respectively, resulting in an income tax provision (benefit) of $1.64 million and $(2.02) million, respectively.

For the current nine months, the federal statutory rate differed from the effective tax rate primarily due to recurring permanent differences, state taxes, and the discrete treatment of stock compensation shortfall, which increased the effective tax rate by approximately 41%.

For the prior year nine months, the federal statutory rate differed from the effective tax rate primarily due to recurring permanent differences and state taxes, which increased the effective tax rate by approximately 5%.

Net (loss) Income Attributable to Xcel Brands, Inc. Stockholders

We had net income of $2.0 million for the current nine months, compared with a net loss of $5.2 million for the prior year nine months, due to the combination of the factors outlined above.

Non-GAAP Net (Loss) Income, Non-GAAP Diluted EPS, and Adjusted EBITDA

We had a non-GAAP net loss of approximately $8.8 million, or $0.45 per diluted share, for the current nine months and a non-GAAP net loss of $1.6 million, or $0.08 per diluted share, for the prior year nine months.

We had Adjusted EBITDA of approximately $(6.6) million for the current nine months, compared with approximately $1.0 million for the prior year nine months.

The following table is a reconciliation of net income (loss) attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net income:

	Nine Months Ended
	September 30,
($ in thousands)	2022	2021
Net income (loss) attributable to Xcel Brands, Inc. stockholders	$1,961	$(5,241)
Amortization of trademarks	4,559	3,915
Proportional share of trademark amortization of equity method investee	742	—
Stock-based compensation	568	754
Loss on extinguishment of debt	2,324	821
Certain adjustments to provision for doubtful accounts	—	132
Gain on sale of assets	(20,608)	—
Income tax provision (benefit)	1,639	(2,019)
Non-GAAP net (loss) income	$(8,815)	$(1,638)

The following table is a reconciliation of diluted earnings (loss) per share (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted EPS:

	Nine Months Ended
	September 30,
	2022	2021
Diluted earnings (loss) per share	$0.10	$(0.27)
Amortization of trademarks	0.23	0.20
Proportional share of trademark amortization of equity method investee	0.04	—
Stock-based compensation	0.03	0.04
Loss on extinguishment of debt	0.12	0.04
Certain adjustments to provision for doubtful accounts	—	0.01
Gain on sale of assets	(1.05)	—
Income tax provision (benefit)	0.08	(0.10)
Non-GAAP diluted EPS	$(0.45)	$(0.08)
Non-GAAP weighted average diluted shares	19,624,604	19,418,469

The following table is a reconciliation of net income (loss) attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Nine Months Ended
	September 30,
($ in thousands)	2022	2021
Net income (loss) attributable to Xcel Brands, Inc. stockholders	$1,961	$(5,241)
Depreciation and amortization	5,447	4,949
Proportional share of trademark amortization of equity method investee	742	—
Interest and finance expense	3,505	2,311
Income tax provision (benefit)	1,639	(2,019)
State and local franchise taxes	121	105
Stock-based compensation	568	754
Certain adjustments to provision for doubtful accounts	—	132
Gain on sale of assets	(20,608)	—
Adjusted EBITDA	$(6,625)	$991

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund working capital needs, acquire new brands, and to a lesser extent, capital expenditures. As of September 30, 2022 and December 31, 2021, our cash and cash equivalents were approximately $8.4 million and $4.5 million, respectively.

Restricted cash at December 31, 2021 was approximately $0.7 million, and consisted of cash deposited as collateral for an irrevocable standby letter of credit associated with the lease of our corporate office and operating facility. There was no restricted cash at September 30, 2022, as the aforementioned letter of credit had expired and was not renewed.

We expect that existing cash and operating cash flows will be adequate to meet our operating and capital expenditure needs for at least the 12 months subsequent to the filing date of this Quarterly Report on Form 10-Q.

Changes in Working Capital

Our working capital (current assets less current liabilities, excluding the current portion of operating lease obligations and any contingent obligations payable in common stock) was $13.7 million and $7.9 million as of September 30, 2022 and

December 31, 2021, respectively. This increase in working capital was primarily attributable to the net proceeds received from the May 31, 2022 sale of a majority interest in the Isaac Mizrahi brand to WHP, partially offset by the full repayment of all of our term loan debt in the second quarter of 2022, and operating costs paid during the third quarter of 2022.

Commentary on the components of our cash flows for the current nine months as compared with the prior year nine months is set forth below.

Operating Activities

Net cash used in operating activities was approximately $11.03 million in the current nine months, compared with approximately $5.53 million in the prior year nine months.

The current nine months cash used in operating activities was primarily attributable to the combination of the net income of $1.02 million plus non-cash items of approximately $(11.30) million and the net change in operating assets and liabilities of approximately $(0.75) million. Non-cash items were primarily comprised of a $(20.61) million net gain on the sale of the assets of the Isaac Mizrahi brand, $5.45 million of depreciation and amortization, $0.57 million of stock-based compensation, a $2.32 million loss on extinguishment of debt, and $0.36 million of deferred taxes. The net change in operating assets and liabilities was primarily comprised of an increase in inventory of $(0.51) million, decreases in various operating liabilities of $(0.80) million, and changes in lease-related assets and liabilities of $(0.20) million, partially offset by a decrease in accounts receivable of $0.75 million.

The prior year nine months cash used in operating activities was primarily attributable to the combination of the net loss of $(5.80) million plus non-cash expenses of approximately $4.85 million and the net change in operating assets and liabilities of approximately $(4.58) million. Non-cash net expenses were primarily comprised of $4.95 million of depreciation and amortization, $0.75 million of stock-based compensation, $0.13 million of bad debt expense, $0.21 million of amortization of deferred finance costs, a $0.82 million loss on extinguishment of debt, and a deferred income tax benefit of $(2.02) million. The net change in operating assets and liabilities was primarily comprised of an increase in inventory of $(2.21) million and an increase in accounts receivable of $(2.19) million.

Investing Activities

Net cash provided by investing activities for the current nine months was approximately $45.17 million, and was predominantly attributable to $45.41 million of net proceeds from the sale of a majority interest in the Isaac Mizrahi brand to WHP, partially offset by approximately $0.24 million of capital expenditures.

Net cash used in investing activities for the prior year nine months was approximately $4.75 million, which was primarily attributable to the acquisition of the Lori Goldstein brand on April 1, 2021, and, to a lesser extent, capital expenditures relating to the fit-out and furnishing of our Judith Ripka fine jewelry retail store (which opened in the second quarter of 2021 and was subsequently closed in the first quarter of 2022).

Financing Activities

Net cash used in financing activities for the current nine months was approximately $30.95 million, which mainly consisted of $29.00 million of repayments of our term loan debt, and, to a lesser extent, $1.51 million of prepayment and other fees associated with the extinguishment of debt, as well as $0.44 million of shares repurchased related to withholding taxes on vested restricted stock.

Net cash provided by financing activities for the prior year nine months was approximately $8.93 million, and was primarily attributable to $25.0 million of proceeds from term loan debt entered into on April 14, 2021, as well as $2.5 million of proceeds drawn from a revolving loan facility. Also contributing to cash inflows from financing activities was a $1.0 million capital contribution in Longaberger Licensing, LLC by the non-controlling interest holder. Partially offsetting these proceeds were $(16.75) million paid on the balance of previous term loan debt, $(0.37) million of fees paid to the previous debtholders in connection with the extinguishment of previous term loan debt, $(1.20) million of deferred finance costs paid in connection with the April 14, 2021 term loan, and $(1.25) million of scheduled principal payments made under the April 14, 2021 term loan.

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

We continue to work towards expanding our wholesale and e-commerce businesses, and complement these operations with our licensing business. In addition, we continue to seek new opportunities, including expansion through interactive television, live streaming, our design, production and supply chain platform, additional domestic and international licensing arrangements, and acquiring additional brands.

However, the impacts of the ongoing COVID-19 pandemic (including actions taken by national, state, and local governments in response to COVID-19) has negatively impacted the U.S. and global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. More specifically, COVID-19 has had, and continues to have, a significant negative impact on our business. The initial onset of the pandemic in 2020 resulted in a sudden decrease in sales for many of the Company’s products, from which we have yet to fully recover. The global pandemic has affected the financial health of certain of our customers, and the bankruptcy of certain other customers; as a result, we continue to recognize an allowance for doubtful accounts of approximately $1.3 million as of September 30, 2022, and may be required to make additional adjustments for doubtful accounts which would increase our operating expenses in future periods and negatively impact our operating results. Due to the ongoing COVID-19 pandemic, there is significant uncertainty surrounding the Company’s future results of operations and cash flows. Continued impacts of the pandemic could materially adversely affect the Company’s near-term and long-term revenues, earnings, liquidity, and cash flows.

In addition, the global shipping industry continues to face challenges related to port delays and tight availability for carriers and containers. This situation has negatively impacted our supply chain partners, including third party manufacturers, logistics providers, and other vendors, as well as the supply chains of our licensees, and has resulted in increased cost of supply and freight costs for us and our licensees. Such higher costs are currently expected to continue for the remainder of 2022, if not longer.

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

During the three and nine months ended September 30, 2022, there were no material changes to our accounting policies.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.    CONTROLS AND PROCEDURES

A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2022, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022 such that the information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

B. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have identified the following risk as a material change from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered or registered securities during the three months ended September 30, 2022.

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

Date: November 14, 2022	By:	/s/ Robert W. D’Loren
Name: Robert W. D’Loren
Title: Chairman and Chief Executive Officer

	By:	/s/ James Haran
Name: James Haran
Title: Chief Financial Officer and Vice President