Form 10-K
period 2022-12-31
XCel Brands, Inc.
filed 2023-04-17
CIK 1083220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

Securities registered pursuant to Section 12(g) of the Act: None

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.      ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes     ☐    No     ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $11,906,000 based upon the closing price of such common stock on June 30, 2022.

The number of shares of the issuer’s common stock issued and outstanding as of April 14, 2023 was 19,624,860 shares.

Documents Incorporated By Reference: None

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements of historical fact contained in this Annual Report, including statements regarding future events, our future financial performance, business strategy, and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “ongoing,” “could,” “estimates,” “expects,” “intends,” “may,” “appears,” “suggests,” “future,” “likely,” “goal,” “plans,” “potential,” “projects,” “predicts,” “seeks,” “should,” “would,” “guidance,” “confident,” or “will” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements regarding our anticipated revenue, expenses, profitability, strategic plans, and capital needs. These statements are based on information available to us on the date hereof and our current expectations, estimates, and projections and are not guarantees of future performance. Forward-looking statements involve known and unknown risks, uncertainties, assumptions, and other factors, including, without limitation, the risks outlined under “Risk Factors” or elsewhere in this Annual Report, as well as adverse effects on us, our licensees, and customers due to natural disasters, pandemic disease, and other unexpected events, which may cause our or our industry’s actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. You should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason.

The "LOGO by Lori Goldstein™," "Halston," "Halston Heritage," "H by Halston®," "H Halston™," "Roy Frowick," "Judith Ripka LTD™," "Judith Ripka Collection™," "Judith Ripka Legacy™," "Judith Ripka®,” "Judith Ripka Sterling™," "C. Wonder™," and "C. Wonder Limited™" brands and all related logos and other trademarks or service marks of the Company appearing in this Annual Report are the property of the Company. Brands and all related logos and other trademarks or service marks of other entities (for example, QVC, HSN, etc.) are the property of those respective entities.

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

●	The Lori Goldstein Brand, Halston Brand, Ripka Brand, and C Wonder Brand are wholly owned by the Company.
●	We manage the Longaberger Brand through our 50% ownership interest in Longaberger Licensing, LLC.
●	We manage the Q Optix business through our 50% ownership interest in Q Optix, LLC.
●	The Company wholly owned and managed the Isaac Mizrahi Brand through May 31, 2022. On May 31, 2022, we sold a majority interest in the brand to a third party, but retained a 30% noncontrolling interest in the brand and continue to participate in the operations of the business.

Xcel is pioneering a true omni-channel sales strategy which includes the promotion and sale of products under its brands through interactive television, digital live-stream shopping, brick-and-mortar retail, wholesale,  and e-commerce channels, to be everywhere its customers shop. The Company’s brands have generated over $3 billion in retail sales via live streaming in interactive television and digital channels alone.

Our objective is to build a diversified portfolio of lifestyle consumer products brands through organic growth and the strategic acquisition of new brands. To grow our brands, we are focused on the following primary strategies:

●	Distribution and/or licensing of our brands for sale through interactive television (i.e., QVC, HSN, The Shopping Channel, TVSN, CJO, JTV, etc.);
●	wholesale distribution through joint ventures or licensing of our brands to retailers that sell to the end consumer;
●	direct-to-consumer distribution of our brands through e-commerce and live streaming;
●	licensing our brands to manufacturers and retailers for promotion and distribution through e-commerce, social commerce, and traditional brick-and-mortar retail channels whereby we provide certain design services; and
●	acquiring additional consumer brands and integrating them into our operating platform and leveraging our operating infrastructure and distribution relationships.

We believe that Xcel offers a unique value proposition to our retail and direct-to-consumer customers, and our licensees for the following reasons:

●	our management team, including our officers’ and directors’ experience in, and relationships within the industry;
●	our deep knowledge, expertise, and proprietary technology in live streaming;
●	our design, production, sales, marketing, and supply chain and integrated technology platform that enables us to design and distribute trend-right product; and
●	our significant media and internet presence and distribution.

Our design, production and supply chain platform was developed to shorten the supply chain cycle by utilizing state-of-the-art supply chain management technology, trend analytics, and data science to actively monitor fashion trends and read and react to customer demands.

Recent Highlights and Developments

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

In May 2022, we sold a majority interest in the Isaac Mizrahi Brand to a third party, but retained a 30% noncontrolling interest in the brand and continue to participate in the operations of the business. This sale was a transformative moment in Xcel’s history and represents the first time we have monetized one of our brands since Xcel was founded in 2011. We used the proceeds from the sale to repay all of our outstanding debt and position us to fund various strategic initiatives as we concentrate our resources on growing our brands, new brand launches, and investing in live streaming technology and new business partnerships.

In the third quarter of 2022, we launched Q Optix, a multi-branded optical business on HSN and QVC. The business is conducted through a joint venture whereby we leverage inventory and systems of our partner without any material working capital investments.

In the first quarter of 2023, we began to restructure our business operations by entering into new licensing agreements and joint venture arrangements with best-in-class business partners. We entered into a new interactive television licensing agreement with America’s Collectibles Network, Inc. d/b/a JTV (“JTV”) for the Ripka Brand, and a separate license with JTV for the Ripka Brand’s e-commerce business. For apparel, similar transactions have recently been executed. In conjunction with the launch of the C Wonder Brand on HSN, we licensed the wholesale production operations related to the brand to One Jeanswear Group, LLC (“OJG”); this new license with OJG also includes other new celebrity brands that we plan to launch in 2023 and beyond. For the Halston Brand, we plan on entering into a joint venture related to the brand’s wholesale apparel business with another leading manufacturer (the “Halston JV”).  The Halston JV will develop an apparel business under the H Halston brand through department stores, e-commerce, and other retailers. We expect the transition of these operating businesses to be completed by the second quarter of 2023. We believe that this evolution of our operating model will provide us with significant cost savings and allow us to reduce and better manage our exposure to operating risks. We expect that our new partnerships will result in excess of $10 million of cost savings on an annualized basis, with the majority of these savings beginning in the beginning of the second quarter of 2023. Based on these new operating structures, including cost savings and significantly reducing the Company’s exposure to operating risk, the Company expects to generate sufficient cash flow to fund its obligations and operating needs.

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

Our Brand Portfolio

Currently, our brand portfolio consists of the Lori Goldstein, Halston, Judith Ripka, C Wonder, Longaberger, and Isaac Mizrahi Brands, and other proprietary brands, including the various labels under these brands.

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

Judith Ripka

Judith Ripka is a luxury jewelry brand founded by Judith Ripka in 1977. This brand has become known worldwide for its distinctive designs featuring intricate metalwork, vibrant colors, and distinctive use of texture. The Judith Ripka Fine Jewelry collection consists of pieces in 18 karat gold and sterling silver with precious colored jewels and diamonds, and is currently available in fine jewelry stores, luxury retailers, and via e-commerce. Ms. Ripka launched an innovative collection of fine jewelry on QVC under the Judith Ripka Brand in 1996, where the brand offers customers fine jewelry, watches, and accessories at more accessible price points, including precious and semi-precious stones. We acquired the Ripka brand in April 2014. In December 2017, we launched our Judith Ripka Fine Jewelry e-commerce operations and in January 2018, we launched the Judith Ripka Fine Jewelry wholesale operations. In 2021, we opened a retail store for Judith Ripka Fine Jewelry in Westchester, New York; we subsequently closed the store in 2022.

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

Q Optix

Q Optix is a multi-branded optical business on HSN and QVC. The business is conducted through a joint venture, which was formed in June 2022 and in which we hold a 50% ownership interest, whereby we leverage inventory and systems of our partner without any material working capital investments. We launched sales of Q Optix products in June 2022.

Isaac Mizrahi

Isaac Mizrahi is an iconic American brand that stands for timeless, cosmopolitan style. Isaac Mizrahi, the designer, launched his eponymous label in 1987 to critical acclaim, including four Council of Fashion Designers of America (CFDA) awards. Since then, this brand has become known and beloved around the world for its colorful and stylish designs. As a true lifestyle brand, under Xcel’s ownership it has expanded into over 150 different product categories including sportswear, footwear, handbags, watches, eyewear, tech accessories, home, and other merchandise. Under our omni-channel retail sales strategy, the brand is available across various distribution channels to reach customers wherever they shop: better department stores, such as Saks and Hudson’s Bay; interactive television, including QVC and The Shopping Channel; and national specialty retailers. The brand is also sold in various global locations, including Canada, Italy, the United Kingdom, and Japan. We acquired the Isaac Mizrahi brand in September 2011, and in May 2022, we sold a majority interest in the brand to a third party, retaining a 30% noncontrolling interest in the brand.

Growth Strategy

Our vision is intended to reimagine shopping, entertainment, and social media as one thing. To fulfill this vision, we plan to continue to grow the reach of our brand portfolio by leveraging our technology and live-streaming platforms, design expertise, our integrated design, production and supply chain technology platforms, marketing expertise, and our relationships with our retail and direct-to-consumer customers, key licensees, manufacturers, and retailers. We also continue to market our brands through our innovative true omni-channel retail sales strategy. Our strategy includes distribution through interactive television, e-commerce, live streaming, and traditional brick-and-mortar retail channels. By leveraging the reach and consumer engagement of our media partners, and by developing rich online video and social media content under our brands, our strategy is to drive increased customer engagement and generate sales across our channels of distribution. Key elements of our strategy include:

●	Acquire, Develop or Partner with Brands. We plan to continue to pursue the acquisition and/or development of additional brands or the rights to brands which we believe are synergistic and complementary to our overall strategy. Our brand acquisition and development strategy are focused on dynamic brands that we believe are synergistic to our existing portfolio of brands, strategic to our growth in a channel of distribution, and expected to be accretive to our earnings.
●	Expand and Leverage our Live-Streaming Platform. In 2020, we launched our live-streaming platform through our Longaberger brand social commerce technology platform with the goal to build the world’s largest digital marketplace powered by live-streaming and micro-influencers for home and other related products designed to create a better lifestyle. We plan to leverage this technology across our other brands.
●	Continue to Develop our Integrated Technologies Platform. We continue to develop our integrated technologies including live-streaming and direct sales, e-commerce, customer relationship management, 3D design, trend analytics, data science, and consumer insight testing as a refinement of our marketing, design, production and supply chain capabilities in order to market, design, plan, and distribute our products more efficiently and intelligently. Driven by short-lead marketing, such as live streaming, social media, and new direct-to-consumer business models, consumers now expect more from brands and retailers, and we believe that the solution is to deliver to the customer what they want, when they want it, at a price that is fair. Advances in 3D design technologies and software allow us to design more efficiently, seamlessly communicate technical aspects of designs with our manufacturing partners, and produce better, more consistent products. Additionally, photo-realistic images generated by the current generation of 3D design software can be used to perform consumer insight testing on products, to determine demand and plan quantities for production even before a sample is made. Trend analytics including advanced algorithms focused on internet searches, social media, and inventory trends provide a forward-looking view of consumer design preferences and allow us to design into trends early-on, while data analytics will allow us to review performance and respond quickly in our read-and-react design, production and supply chain model. Live streaming and customer relationship management systems enable us to better demonstrate our products and foster high engagement with our customers. We will also seek to utilize machine learning and artificial intelligence to automate at least a portion of these functions.

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

Licensing, Design, Production and Marketing

Interactive TV

Qurate Retail Group (“Qurate”) is an important strategic partner in our interactive television business, and is our largest licensee for our Lori Goldstein and Isaac Mizrahi brands. Qurate’s business model is to promote and sell products through its interactive television programs featured on QVC and HSN and related e-commerce and mobile platforms. We employ and manage on-air spokespersons under each of these brands in order to promote products under our brands on QVC and HSN. Qurate’s programming currently reaches over 200 million homes worldwide. Our agreements with Qurate allow our on-air spokespersons to promote our non-Qurate product lines and strategic partnerships under the Mizrahi, Ripka, and Halston brands through QVC’s and HSN’s programs, subject to certain parameters including the payment of a portion of our non-Qurate revenues to Qurate. We believe that our ability to continue to leverage Qurate’s media platform, reach, and attractive customer base to cross-promote products in and drive traffic to our other channels of distribution provides us a unique advantage.

The licensing business model allows us to focus on our core competencies of design, production, marketing, and brand management without much of the investment requirements in inventory associated with traditional consumer product companies. Our brands licensed to Qurate are licensed through our various wholly owned subsidiaries.

Qurate Agreements

Through our wholly owned subsidiaries, we have entered into direct-to-retail license agreements with Qurate, pursuant to which we design, and Qurate sources and sells, various products under our LOGO by Lori Goldstein brand, the Longaberger brand, and the Judith Ripka brand. These agreements include, respectively, the Qurate Agreement for the LOGO by Lori Goldstein Brand (the “LOGO Qurate Agreement”) and the Qurate Agreement for the Longaberger Brand (the “Longaberger Qurate Agreement”). We were also previously party to similar agreements with Qurate related to the IsaacMizrahiLIVE brand (the “IM Qurate Agreement”) and the H Halston brand (the “H Qurate Agreement. Qurate owns the rights to all designs produced under these agreements (collectively, the “Qurate Agreements”), and the agreements include the sale of products across various categories through Qurate’s television media and related internet sites.

Pursuant to these agreements, we granted to Qurate and its affiliates the exclusive, worldwide right to promote our branded products, and the right to use and publish the related trademarks, service marks, copyrights, designs, logos, and other intellectual property rights owned, used, licensed and/or developed by us, for varying terms as set forth below.

			Xcel Commenced
Agreement	Current Term Expiry	Automatic Renewal	Brand with QVC	QVC Product Launch
LOGO Qurate Agreement	November 1, 2023	one-year period	April 2021	2009
Longaberger Qurate Agreement	October 31, 2023	two-year period	November 2019	2019
IM Qurate Agreement	*	not applicable	September 2011	2010
H Qurate Agreement	**	not applicable	January 2015	2015

* On May 31, 2022, in connection with the sale of a majority interest in the Isaac Mizrahi brand to a third party, this agreement was assigned to IM Topco, LLC, in which Xcel retains a noncontrolling interest.

** In the fourth quarter of 2020, the Company transitioned and discontinued licensing of the H Halston brand to Qurate. The Company began wholesale supply sales of the H Halston products under arrangements with HSN and certain Qurate global affiliates and other unrelated interactive television networks.

In addition to the foregoing agreements, on August 30, 2022, Qurate and Xcel amended its licensing agreement for the Judith Ripka brand to terminate the license period effective December 31, 2021. Effective January 1, 2022, the agreement is effective with respect to a sell-off period, under which Qurate may continue to license the Ripka brand on a non-exclusive basis for as long as necessary to sell off any of its remaining inventory.

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

Under the Qurate Agreements, we are generally restricted from selling products under the specified respective brands or trademarks (including the trademarks, copyrights, designs, logos, and related intellectual property themselves) to certain mass merchants. The Qurate Agreements generally prohibit us from selling products under the specified respective brands or any of our other trademarks and brands to a direct competitor of Qurate (generally defined as any entity other than Qurate whose primary means of deriving revenue is the transmission of interactive television programs) without Qurate’s consent. In addition, during the term of the Ripka Qurate Agreement, and for one year thereafter, we may not, without Qurate’s consent, promote, advertise, endorse, or sell (i) the specified branded products through any means or (ii) any products through interactive television. During the term of the H Qurate Agreement, and for one year thereafter, we may not, without Qurate’s consent, promote, advertise, endorse, or sell any products, including the H by Halston brands, through interactive television. In addition to the foregoing, certain of the agreements permit us to promote brick-and-mortar collections on Qurate’s television programs subject to certain terms and restrictions.

For the years ended December 31, 2022 and 2021, net licensing revenue from Qurate collectively accounted for 44% and 50%, respectively, of the total net revenue of the Company.

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

Wholesale and e-Commerce

In 2022, we added our Q Optix business to our wholesale operations. Our focus is to continue to grow our direct-to-consumer and live-streaming businesses into a significant portion of our overall business.

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

We also market the Judith Ripka Fine Jewelry brand through www.judithripka.com, Halston Brand through www.halston.com, the C Wonder brand through www.cwonder.com, the Lori Goldstein brand through www.lorigoldstein.com, and the Longaberger brand through www.longaberger.com. Through our websites, we are able to present the products under our brands to customers with branding that reflects each brand’s heritage and unique point of view.

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

Trademarks

The Company, through its wholly owned subsidiaries, owns and exploits the Lori Goldstein brands, which include the trademarks and brands LOGO by Lori Goldstein, LOGO, LOGO Links, LOGO Lounge, LOGO Layers, and LOGO Luna; the Halston brands, which include the trademarks and brands Halston, Halston Heritage, Roy Frowick, H by Halston, and H Halston; the Ripka brands, which include the trademarks and brands Judith Ripka LTD, Judith Ripka Collection, Judith Ripka Legacy, Judith Ripka, and Judith Ripka Sterling; and the C Wonder brands, which include the trademarks and brands C Wonder and C Wonder Limited. We manage and have a 50% ownership interest in the brands and trademarks of the Longaberger brand through our business venture with Hilco Global. We have a 50% ownership interest in the brands and trademarks of the Q Optix brand through our business venture with Vita Frame LLC. We also have a 30% ownership interest in the Mizrahi brands, which include the trademarks and brands Isaac Mizrahi, Isaac Mizrahi New York, IMNYC Isaac Mizrahi, and IsaacMizrahiLIVE, through our business venture with WHP Global.

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

Human Capital

Our employees’ knowledge, social, and personality attributes enable our company to achieve its goals, develop our business, and remain innovative. As of December 31, 2022, we had 69 full-time employees and 12 part-time employees. We value our employees and are committed to providing a healthy and safe work environment. For certain key employees, including our executives, brand ambassadors, and spokespersons, we typically enter into multi-year employment agreements. Overall, we believe that our relationship with our employees is good. None of our employees are represented by a labor union.

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

Summary of Risk Factors

Our business is subject to a number of risks, which include, but are not limited to, risks related to:

●	our limited amount of cash;
●	our concentration of revenue with a limited number of licensees;
●	restrictions related to certain key licensing agreements;
●	conducting operations through joint ventures and our dependence on the joint ventures;
●	our dependency upon our spokespersons;
●	the operational performance and/or strategic initiatives of our licensees and retail partners;
●	continued market acceptance of our brands and products;
●	the use of social media and influencers to market brands and products;
●	changing consumer preferences and shifting industry trends;
●	execution of our growth strategy, including the acquisition of new brands;
●	our dependency on our Chief Executive Officer and other key executives;
●	intense competition in the apparel, fashion, and jewelry industries, and within our licensees’ markets;
●	product sourcing, including our arrangements with foreign suppliers, supply and logistics considerations, and our dependency on independent manufacturers; and
●	protection of our trademarks and other intellectual property rights.

An investment in our securities is subject to a number of risks, which include, but are not limited to, risks related to:

●	management’s significant control over matters requiring shareholder approval;
●	potential difficulty in liquidating an investment in shares of our common stock;
●	the potential impact of SEC “penny stock” rules on trading of our shares of our common stock;
●	declines of and volatility in the market price of our common stock;

●	the potential issuance of a substantial number of shares of common stock upon exercise of warrants and options;
●	the potential impact of Rule 144 restrictions on our shares of common stock as a former shell company;
●	our intent to not pay any cash dividends for the foreseeable future; and
●	provisions of our corporate charter documents which could delay or prevent change of control.

We are also subject to general risks, which include, but are not limited to, risks related to:

●	a pandemic or outbreak of disease or similar public health threat, or fear of such an event;
●	supply chain disruptions;
●	the Ukrainian-Russian conflict;
●	a decline in general economic conditions or consumer spending levels;
●	inflation and/or a potential recession;
●	extreme or unseasonable weather conditions;
●	potential impairment of our trademarks and other intangible assets under accounting guidelines;
●	changes in our effective tax rates or adverse outcomes resulting from examination of our tax returns;
●	maintenance and security of our information technology systems;
●	changes in laws and regulations;
●	maintaining an effective system of internal control; and
●	limitations on liabilities of our directors and executive officers.

Risks Related to Our Business

We have a limited amount of cash to grow our operations. If we cannot obtain additional sources of cash, our growth prospects and future profitability may be materially adversely affected, and we may not be able to implement our business plan. Such additional financing may not be available on satisfactory terms or it may not be available when needed, or at all.

As of December 31, 2022, we had cash and cash equivalents of approximately $4.6 million, and during the year ended December 31, 2022, we used $14.2 million of cash in operating activities. Although we believe that our existing cash and our anticipated cash flow from operations will be sufficient to sustain our operations at our current expense levels for at least twelve months subsequent to the date of the filing of this Annual Report on Form 10-K, we may require significant additional cash to satisfy our working capital requirements, expand our operations or acquire and develop additional brands. Our inability to finance our growth, either internally through our operations or externally, may limit our growth potential and our ability to execute our business strategy successfully. If we issue securities to raise capital to finance operations and/or pay down or restructure our debt, our existing stockholders may experience dilution. In addition, the new securities may have rights senior to those of our common stock.

A substantial portion of our net licensing revenue is concentrated with a limited number of licensees such that the loss of any of such licensees could decrease our revenue and impair our cash flows.

A substantial portion of our net licensing revenue has been paid by Qurate, through the respective agreements with Qurate through QVC and HSN. During the years ended December 31, 2022 and 2021, Qurate accounted for approximately 44% and 50%, respectively, of our total net revenue. Because we are dependent on these agreements with Qurate for a significant portion of our revenues, if Qurate were to have financial difficulties, or if Qurate decides not to renew or extend its existing agreements with us, our revenue and cash flows could be reduced substantially. Our cash flow would also be significantly impacted if there were significant delays in our collection of receivables from Qurate. Additionally, we have limited control over the programming that Qurate devotes to our brands or its promotional sales with our brands (such as “Today’s Special Value” sales). Qurate has reduced the programming time it devotes to jewelry and, accordingly, also to our Ripka brand, and if Qurate further reduces or modifies its programming or promotional sales related to our brands, our revenues and cash flows could be reduced substantially. In order to increase sales of a brand through Qurate, we generally require additional television programming time dedicated to the brand by Qurate. Qurate is not required to devote any minimum amount of programming time for any of our brands.

While our business with Qurate has grown since we first launched one of our brands on QVC, our Qurate revenues declined from 2021 to 2022, as a result of the May 31, 2022 sale of a controlling interest of the Isaac Mizrachi brand through the sale of a 70% interest in IM Topco, LLC. There can be no guarantee that our Qurate revenues will grow in the future or that they will not decline further. Additionally, there can be no assurance that our other licensees will be able to generate sales of products under our brands or grow their existing sales of products under our brands, and if they do generate sales, there is no guarantee that they will not cause a decline in sales of products being sold through Qurate.

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

We have recently begun to conduct certain of our operations through a joint venture. Joint ventures could fail to meet our expectations or cease to deliver anticipated benefits. There could also be disagreements with our joint venture partners that could adversely affect our interest a joint venture.

In May 2022, we sold a majority interest in Isaac Mizrachi brand through the sale of a 70% interest in IM Topco, LLC. We may enter into additional joint ventures in the future. Our operating results are, in part, dependent upon the performance of IM Topco, LLC and, in the future, could also be dependent in part upon the performance of future joint ventures. Joint ventures involve numerous risks, and could fail to meet our initial or ongoing expectations. We provide certain services to IM Topco, LLC and may provide services to future joint ventures, but we do not control the day-to-day operations of IM Topco, LLC and may not control the day-to-day operations of future joint ventures. The anticipated synergies or other benefits of a joint venture may fail to materialize due to changing business conditions or changes in our business priorities or those of our joint venture partners. Our joint venture partners, as well as any future partners, may have interests that are different from our interests that may result in conflicting views as to the conduct of the business or future direction of the joint venture. In the event that we have a disagreement with a joint venture partner with respect to a particular issue to come before the joint venture, or as to the management or conduct of the business of the joint venture, we may not be able to resolve such disagreement in our favor. Any such disagreement could have a material adverse effect on our interest in the joint venture, the business of the joint venture, or the portion of our growth strategy related to the joint venture.

We are dependent on our joint ventures to provide timely and accurate information about their sales and operations, which we rely upon to effectively manage their brands.

IM Topco, LLC is, and we expect future joint ventures will be, contractually obligated to provide timely and accurate information regarding their sales and operations. We rely on this information to prepare our consolidated financial statements. Any delay in reporting reduces our visibility into the results of operations for IM Topco, LLC and any future joint ventures, and our inability to collect timely and accurate information may affect our ability to timely complete our financial statements and timely file reports and other information with the SEC and may adversely affect our business and results of operations.

We are dependent upon the promotional services of Lori Goldstein and our other spokespersons as they relate to our respective brands.

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

We will also be dependent upon the services of our other spokespersons and our joint venture partner’s spokesperson to promote our other brands and the brands of our joint venture. The loss of a spokesperson or a joint ventures’ spokesperson could significantly affect the value of the related brand or our related joint venture interest and our or our related joint venture’s ability to market the brand which would harm our business and prospects.

The failure of our licensees to adequately produce, market, source, and sell quality products bearing our brand names in their license categories or to pay their obligations under their license agreements could result in a decline in our results of operations.

Our revenues are dependent on payments made to us under our licensing agreements. Although the licensing agreements for our brands typically require the advance payment to us of a portion of the licensing fees and in many cases provide for guaranteed minimum royalty payments to us, the failure of our licensees to satisfy their obligations under these agreements or their inability to operate successfully or at all, could result in their breach and/or the early termination of such agreements, the non-renewal of such agreements, or our decision to amend such agreements to reduce the guaranteed minimums or sales royalties due thereunder, thereby eliminating some or all of that stream of revenue. Moreover, during the terms of the license agreements, we are substantially dependent upon the efforts and abilities of our licensees to maintain the quality and marketability of the products bearing our trademarks, as their failure to do so could materially tarnish our brands, thereby harming our future growth and prospects. In addition, the failure of our licensees to meet their production, manufacturing, sourcing, and distribution requirements or actively market the branded licensed products could cause a decline in their sales and potentially decrease the amount of royalty payments (over and above the guaranteed minimums) due to us. A weak economy or softness in the apparel and retail sectors could exacerbate this risk. This, in turn, could decrease our potential revenues. The concurrent failure by several of our material licensees to meet their financial obligations to us could adversely affect our business, results of operations, and cash flows.

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

If our retail customers change their buying patterns, request additional allowances, develop their own private label brands or enter into agreements with national brand manufacturers to sell their products on an exclusive basis, our sales to these customers could be materially adversely affected.

Our retail customers’ buying patterns, as well as the need to provide additional allowances to customers, could have a material adverse effect on our business, results of operations and financial condition. Customers’ strategic initiatives, including developing their own private labels brands, selling national brands on an exclusive basis, reducing the number of vendors they purchase from, or reducing the floor space dedicated to our brands could also impact our sales to these customers. There is a trend among major retailers to concentrate purchasing among a narrowing group of vendors. To the extent that any key customer reduces the number of its vendors or allocates less floor space for our products and, as a result, reduces or eliminates purchases from us, there could be a material adverse effect on us.

Our business is dependent on continued market acceptance of our brands, our joint venture brands, and any future brands we may acquire directly or through a joint venture, and the products of our licensees.

Although certain of our licensees guarantee minimum net sales and minimum royalties to us, some of our licensees are not yet selling licensed products or currently have limited distribution of licensed products, and a failure of our brands or of our joint venture brands or of products bearing our brands or our joint venture brands to achieve or maintain broad market acceptance could cause a reduction of our licensing revenues, diminish the value of and generally affect the operating results of our joint ventures, and could further cause existing licensees not to renew their agreements. Such failure could also cause the devaluation of our trademarks, which are our primary assets and the primary assets of our joint ventures, making it more difficult for us or our joint ventures to renew our current licenses upon their expiration or enter into new or additional licenses for such trademarks. In addition, if such devaluation of our trademarks were to occur, a material impairment in the carrying value of one or more of our trademarks, which had an aggregate carrying value of $47.7 million as of December 31, 2022, could also occur and be charged as an expense to our operating results. Continued market acceptance of our brands, our joint ventures’ brands, and our licensees’ products, as well as market acceptance of any future products bearing any future brands we may acquire, is subject to a high degree of uncertainty and constantly changing consumer tastes, preferences, and purchasing patterns. Creating and maintaining market acceptance of our licensees’ products and creating market acceptance of new products and categories of products bearing our marks may require substantial marketing efforts, which may, from time to time, also include our expenditure of significant additional funds to keep pace with changing consumer demands, which funds may or may not be available on a timely basis, on acceptable terms or at all. Additional marketing efforts and expenditures may not, however, result in either increased market acceptance of, or additional licenses for, our trademarks or increased market acceptance, or sales, of our licensees’ products. Furthermore, we do not actually design or manufacture all of the products bearing our marks, and therefore, have less control over such products’ quality and design than a traditional product manufacturer might have. The failure of our licensees and joint ventures to maintain the quality of their products could harm the reputation and marketability of our brands and our joint ventures’ brands, which would adversely impact our business and the business of our joint ventures.

Negative claims or publicity regarding Xcel, IM Topco, LLC, any future joint ventures, our or their brands, or products could adversely affect our reputation and sales regardless of whether such claims are accurate. Social media, which accelerates the dissemination of information, can increase the challenges of responding to negative claims. In the past, many apparel companies have experienced periods of rapid growth in sales and earnings followed by periods of declining sales and losses. Our businesses may be similarly affected in the future.

Use of social media and influencers may materially and adversely affect our reputation or subject us to fines or other penalties.

We use and our joint ventures may use third-party social media platforms as, among other things, marketing tools. We also maintain, and our joint ventures may maintain, relationships with many social media influencers and engage in sponsorship initiatives. As existing e-commerce and social media platforms continue to rapidly evolve and new platforms develop, we and our joint ventures must continue to maintain a presence on these platforms and establish presences on new or emerging popular social media platforms. If we or our joint ventures are unable to cost-effectively use social media platforms as marketing tools or if the social media platforms we or our joint ventures use change their policies or algorithms, we or our joint ventures may not be able to fully optimize such platforms, and our and their ability to maintain and acquire customers and our financial condition may suffer.

Furthermore, as laws and regulations and public opinion rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees, our network of social media influencers, our sponsors or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices or otherwise could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties and have a material adverse effect on our business, financial condition and operating results.

In addition, an increase in the use of social media for product promotion and marketing may cause an increase in the burden on us and our joint ventures to monitor compliance of such materials, and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations. For example, in some cases, the Federal Trade Commission has sought enforcement action where an endorsement has failed to clearly and conspicuously disclose a financial relationship or material connection between an influencer and an advertiser.

We do not prescribe what our influencers post, and if we were held responsible for the content of their posts or their actions, we could be fined or forced to alter our practices, which could have an adverse impact on our business.

Negative commentary regarding us, our joint ventures or our or their products or influencers and other third parties who are affiliated with us or our joint ventures may also be posted on social media platforms and may be adverse to our or our joint ventures’ reputation or business. Influencers with whom we or our joint ventures maintain relationships could engage in behavior or use their platforms to communicate directly with our customers in a manner that reflects poorly on our or our joint ventures’ brand and may be attributed to us or our joint ventures or otherwise adversely affect us or our joint ventures. It is not possible to prevent such behavior, and the precautions we and our joint ventures take to detect this activity may not be effective in all cases. Our and our joint ventures’ target consumers often value readily available information and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate, without affording us and our joint ventures an opportunity for redress or correction.

If we are unable to anticipate and respond to changing customer preferences and shifts in fashion and industry trends in a timely manner, our business, financial condition, and operating results could be harmed.

Our success largely depends on our ability to consistently gauge tastes and trends and provide a diverse and balanced assortment of merchandise that satisfies customer demands in a timely manner. Our ability to accurately forecast demand for our products could be affected by many factors, including an increase or decrease in demand for our products or for products of our competitors, our failure to accurately forecast acceptance of new products, product introductions by competitors, unanticipated changes in general market conditions, and weakening of economic conditions or consumer confidence in future economic conditions. We typically enter into agreements to manufacture and purchase our merchandise in advance of the applicable selling season and our failure to anticipate, identify or react appropriately, or in a timely manner to changes in customer preferences, tastes and trends or economic conditions could lead to, among other things, missed opportunities, excess inventory or inventory shortages, markdowns and write-offs, all of which could negatively impact our profitability and have a material adverse effect on our business, financial condition, and operating results. Failure to respond to changing customer preferences and fashion trends could also negatively impact the image of our brands with our customers and result in diminished brand loyalty.

If major department, mass merchant, and specialty store chains consolidate, continue to close stores, or cease to do business, our business could be negatively affected.

We sell our products through major department, mass merchant, and specialty store chains. Continued consolidation in the retail industry, as well as store closing or retailers ceasing to do business, could negatively impact our business. Various customers of ours have encountered reductions in operations including Macy’s and Kohl’s, as well as other store chains that have reduced the number of stores they operated, Lord & Taylor, which closed all of its stores, and JC Penney and Christopher & Banks, each of which filed for bankruptcy. Store closings could adversely affect our business and results of operations. Consolidation could reduce the number of our customers and potential customers. With increased consolidation in the retail industry, we are increasingly dependent on retailers whose bargaining strength may increase and whose share of our business may grow. As a result, we may face greater pressure from these customers to provide more favorable terms, including increased support of their retail margins. As purchasing decisions become more centralized, the risks from consolidation increase. A store group could decide to close stores, decrease the amount of product purchased from us, modify the amount of floor space allocated to apparel in general or to our products specifically, or focus on promoting private label products or national brand products for which it has exclusive rights rather than promoting our products. Customers are also concentrating purchases among a narrowing group of vendors. These types of decisions by our key customers could adversely affect our business.

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

We are dependent upon our Chief Executive Officer and other key executives. If we lose the services of these individuals, we may not be able to fully implement our business plan and future growth strategy, which would harm our business and prospects.

Our success is largely dependent upon the efforts of Robert W. D’Loren, our Chief Executive Officer and Chairman of our board of directors. Our continued success is largely dependent upon his continued efforts and those of our other key executives. Although we entered into an employment agreement with Mr. D’Loren, as well as employment agreements with other executives and key employees, such persons can terminate their employment with us at their option, and there is no guarantee that we will not lose the services of our executive officers or key employees. To the extent that any of their services become unavailable to us, we will be required to hire other qualified executives, and we may not be successful in finding or hiring adequate replacements. This could impede our ability to fully implement our business plan and future growth strategy, which would harm our business and prospects.

If we are unable to identify and successfully acquire additional trademarks, our growth may be limited and, even if additional trademarks are acquired, we may not realize anticipated benefits due to integration or licensing difficulties.

While we are focused on growing our existing brands, we intend to selectively seek to acquire additional intellectual property, either directly or through the formation of joint ventures. However, as our competitors continue to pursue a brand management model, acquisitions may become more expensive and suitable acquisition candidates could become more difficult to find. In addition, even if we successfully acquire additional intellectual property or the rights to use additional intellectual property, we may not be able to achieve or maintain profitability levels that justify our investment in, or realize planned benefits with respect to, those additional brands.

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

●	political and economic instability in countries or regions, especially Asia, including heightened terrorism and other security concerns, which could subject imported or exported goods to additional or more frequent inspections, leading to delays win deliveries or impoundment of goods;
●	imposition of regulations, quotas and other trade restrictions relating to imports, including quotas imposed by bilateral textile agreements between the U.S. and foreign countries;
●	currency exchange rates;
●	imposition of increased duties, taxes and other charges on imports;
●	pandemics and disease outbreaks such as COVID-19;
●	labor union strikes at ports through which our products enter the U.S.;
●	labor shortages in countries where contractors and suppliers are located;
●	restrictions on the transfer of funds to or from foreign countries;
●	disease epidemics and health-related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;
●	the migration and development of manufacturing contractors, which could affect where our products are or are planned to be produced;
●	increases in the costs of fuel, travel and transportation;
●	reduced manufacturing flexibility because of geographic distance between our foreign manufacturers and us, increasing the risk that we may have to mark down unsold inventory as a result of misjudging the market for a foreign-made product; and
●	violations by foreign contractors of labor and wage standards and resulting adverse publicity.

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

Fluctuations in the price, availability and quality of the fabrics or other raw materials, particularly cotton, silk, leather and synthetics used in our manufactured apparel, and gold, silver and other precious and semi-precious metals and gem stones used in our jewelry, could have a material adverse effect on cost of sales or our ability to meet customer demands. The prices of fabrics, precious and semi-precious metals and gemstones depend largely on the market prices of the raw materials used to produce them. The price and availability of the raw materials and, in turn, the fabrics, precious and semi-precious metals and gem stones used in our apparel and jewelry may fluctuate significantly, depending on many factors, including crop yields, weather patterns, labor costs and changes in oil prices. We may not be able to create suitable design solutions that utilize raw materials with attractive prices or, alternatively, to pass higher raw materials prices and related transportation costs on to our customers. We are not always successful in our efforts to protect our business from the volatility of the market price of raw materials, and our business can be materially affected by dramatic movements in prices of raw materials. The ultimate effect of this change on our earnings cannot be quantified, as the effect of movements in raw materials prices on industry selling prices are uncertain, but any significant increase in these prices could have a material adverse effect on our business, financial condition, and operating results.

Our reliance on independent manufacturers could cause delays or quality issues which could damage customer relationships.

We use approximately eight independent manufacturers to assemble or produce all of our products. We are dependent on the ability of these independent manufacturers to adequately finance the production of goods ordered and maintain sufficient manufacturing capacity. The use of independent manufacturers to produce finished goods and the resulting lack of direct control could subject us to difficulty in obtaining timely delivery of products of acceptable quality. We generally do not have long-term written agreements with any independent manufacturers. As a result, any single manufacturing contractor could unilaterally terminate its relationship with us at any time. Supply disruptions from these manufacturers (or any of our other manufacturers) could have a material adverse effect on our ability to meet customer demands, if we are unable to source suitable replacement materials at acceptable prices or at all. Moreover, alternative manufacturers, if available, may not be able to provide us with products or services of a comparable quality, at an acceptable price or on a timely basis. We may also, from time to time, make a decision to enter into a relationship with a new manufacturer. Identifying a suitable supplier is an involved process that requires us to become satisfied with their quality control, responsiveness and service, financial stability and labor and other ethical practices. There can be no assurance that there will not be a disruption in the supply of our products from independent manufacturers or that any new manufacturer will be successful in producing our products in a manner we expected. The failure of any independent manufacturer to perform or the loss of any independent manufacturer could have a material adverse effect on our business, results of operations, and financial condition.

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

Pursuant to voting agreements, certain shareholders agreed to appoint a person designated by our board of directors as their collective irrevocable proxy and attorney-in-fact with respect to the shares of the common stock received by them. The proxy holder will vote in favor of matters recommended or approved by the board of directors. The board of directors has designated Robert W. D’Loren as proxy. Also, pursuant to separate voting agreements, certain other stockholders have agreed to appoint Mr. D’Loren as their respective irrevocable proxy and attorney-in-fact with respect to the shares of the common stock issued to them by us. The proxy holder shall vote in favor of matters recommended or approved by the board of directors.

The combined voting power of the common stock ownership of our directors and executive officers is approximately 54% of our voting securities as of April 14, 2023. As a result, our management through such stock ownership will exercise significant influence over all matters requiring shareholder approval, including the election of our directors and approval of significant corporate transactions. This concentration of ownership in management may also have the effect of delaying or preventing a change in control of us that may be otherwise viewed as beneficial by stockholders other than management.

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

On November 22, 2022, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) notifying us that the minimum bid price per share for our common stock fell below $1.00 for a period of 30 consecutive business days. Therefore, the Company did not meet the minimum bid price requirement set forth in the Nasdaq Listing Rules.

The letter also states that pursuant to Nasdaq Listing Rules 5810(c)(3)(A), we will be provided 180 calendar days to regain compliance with the minimum bid price requirement, or until May 22, 2023.

We can regain compliance if, at any time during the Tolling Period or such 180-day period, the closing bid price of our common stock is at least $1.00 for a minimum period of 10 consecutive business days. If by May 22, 2023, we do not regain compliance with the Nasdaq Listing Rules, we may be eligible for additional time to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(ii). To qualify, we would need to submit a transfer application and a $5,000 application fee. We would also need to provide written notice to Nasdaq of our intention to cure the minimum bid price deficiency during the second compliance period by effecting a reverse stock split, if necessary. As part of its review process, the Nasdaq staff will make a determination of whether it believes we will be able to cure this deficiency. Should the Nasdaq staff conclude that we will not be able to cure the deficiency, or should we determine not to submit a transfer application or make the required representation, Nasdaq will provide notice that our shares of common stock will be subject to delisting.

If we do not regain compliance within the allotted compliance period, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our shares of common stock will be subject to delisting from the Nasdaq Global Market. At such time, we may appeal the delisting determination to a hearings panel.

We intend to monitor our common stock closing bid price between now and May 22, 2023 and will consider available options to resolve the Company’s noncompliance with the minimum bid price requirement, as may be necessary. There can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing criteria.

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

No assurance can be given that our stock will not be subject to these “penny stock” rules in the future.

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

We may issue a substantial number of shares of common stock upon exercise of outstanding warrants and options.

As of December 31, 2022, we had outstanding warrants and options to purchase 5,730,375 shares of our common stock with a weighted average exercise price of $2.14. The holders of warrants and options will likely exercise such securities at a time when the market price of our common stock exceeds the exercise price. Therefore, exercises of warrants and options will result in a decrease in the net tangible book value per share of our common stock and such decrease could be material.

The issuance of shares upon exercise of outstanding warrants and options will dilute our then-existing stockholders’ percentage ownership of our company, and such dilution could be substantial. In addition, our growth strategy includes the acquisition of additional brands, and we may issue shares of our common stock as consideration for acquisitions. Sales or the potential for sale of a substantial number of such shares could adversely affect the market price of our common stock, particularly if our common stock remains thinly traded at such time.

As of December 31, 2022, we had an aggregate of 3,291,909 shares of common stock available for grants under our 2021 Equity Incentive Plan (the "2021 Plan") to our directors, executive officers, employees, and consultants. Issuances of common stock pursuant to the exercise of stock options or other stock grants or awards which may be granted under our 2021 Plan will dilute your interest in us.

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

The impacts of the ongoing COVID-19 pandemic (including actions taken by national, state, and local governments in response to COVID-19) have negatively impacted the U.S. and global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. More specifically, COVID-19 has had, and continues to have, a significant negative impact on our business. The initial onset of the pandemic in 2020 resulted in a sudden decrease in sales for many of the Company’s products, from which we have yet to fully recover. The global pandemic has affected the financial health of certain of our customers, and the bankruptcy of certain other customers; as a result, we may be required to make additional adjustments for doubtful accounts which would increase our operating expenses in future periods and negatively impact our operating results. Due to the ongoing COVID-19 pandemic, there is significant uncertainty surrounding the Company’s future results of operations and cash flows. Continued impacts of the pandemic could materially adversely affect our near-term and long-term revenues, earnings, liquidity, and cash flows.

Supply chain disruptions have adversely affected, and could continue to adversely affect, our ability to import our products in a timely manner and our freight costs.

The effects of the COVID-19 pandemic on the shipping industry have negatively impacted our ability to import our products in a manner that allows for timely delivery to our customers. Congestion at ports of loading and ports of entry have caused significant delays in deliveries and changes to the itineraries of our steamship carriers. Use of alternate routes or delivery methods would require additional trucking for us and our customers. Truck driver shortages, shortages of truck equipment and the inability of ports to provide reliable pick up times, have also negatively impacted our ability to timely receive goods. If we are unable to mitigate these supply chain disruptions, our ability to meet customer expectations, manage inventory and complete sales could be materially adversely affected.

Contractual shipping rates have increased as a result of increased demand for container space and the logistical delays experienced by the shipping industry. Our costs have increased as a result of higher contractual shipping rates and the need to purchase additional container space on the secondary market at higher spot rates. Terminals are also now imposing additional fees on importers not picking up containers on time, even when equipment and labor shortages negatively affect the ability of importers to pick up in a timely manner.

If we are unable to secure container space on a vessel due to limited availability, we may experience delays in shipping product from our overseas suppliers and ultimately to our customers. Furthermore, even when we are able to secure space, ports around the world are experiencing congestion, slowing transit times of product through ports of entry which negatively affects our ability to timely receive and deliver product to our retail partners and customers.

If we are unable to mitigate these supply chain disruptions, our ability to meet customer expectations, manage inventory and complete sales could be materially adversely affected. In addition, if we are unable to offset higher freight and other costs through product price increases or other measures, our results of operations may be adversely affected.

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

Beginning in the first quarter of 2022, input costs increased significantly. We expect the pressures of input cost inflation to continue for at least some portion of 2023. We may not be able to mitigate the impact of inflation and cost increases or pass these costs along to our customers.

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

Extreme or unseasonable weather conditions could adversely affect our business.

Extreme weather events and changes in weather patterns can influence customer trends and shopping habits. Extended periods of unseasonably warm temperatures during the fall and winter seasons, or cool weather during the summer season, may diminish demand for our seasonal merchandise. Heavy snowfall, hurricanes or other severe weather events in the areas in which our retail stores and the retail stores of our wholesale customers are located may decrease customer traffic in those stores and reduce our sales and profitability. If severe weather events were to force closure of or disrupt operations at the distribution centers we use for our merchandise, we could incur higher costs and experience longer lead times to distribute our products to our retail stores, wholesale customers or digital channel customers. If prolonged, such extreme or unseasonable weather conditions could adversely affect our business, financial condition, and results of operations.

Our trademarks and other intangible assets are subject to impairment charges under accounting guidelines.

Our intangible assets including our trademarks had a net carrying value of $47.7 million as of December 31, 2022 and represent a substantial portion of our assets. Under accounting principles generally accepted in the United States of America (“GAAP”), finite-lived intangible assets are amortized over their estimated useful lives, and reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Non-renewal of license agreements or other factors affecting our market segments or brands could result in significantly reduced revenue for a brand, which could result in a devaluation of the affected trademark. If such devaluations of our trademarks were to occur, a material impairment in the carrying value of one or more of our trademarks could also occur and be charged as a non-cash expense to our operating results, which could be material. Any write-down of intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results.

Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or by a change in allocation of state and local jurisdictions, or interpretations thereof. The Company currently files U.S. federal tax returns and various state tax returns. Tax years that remain open for assessment for federal and state purposes include years ended December 31, 2019 through December 31, 2022. We regularly assess the likelihood of recovering the amount of deferred tax assets recorded on the balance sheet and the likelihood of adverse outcomes resulting from examinations by various taxing authorities in order to determine the adequacy of our provision for income taxes. Although under the 2017 Tax Cuts and Jobs Act Federal tax rates are lower, certain expenses will be either reduced or eliminated, causing the Company to have increased taxable income, which may have an adverse effect on our future income tax obligations. We cannot guarantee that the outcomes of these evaluations and continuous examinations will not harm our reported operating results and financial condition.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our Annual Report on Form 10-K our assessment of the effectiveness of our internal control over financial reporting. We have dedicated a significant amount of time and resources to ensure compliance with this legislation for the years ended December 31, 2022 and 2021, and will continue to do so for future fiscal periods. We cannot be certain that future material changes to our internal control over financial reporting will be effective. If we cannot adequately maintain the effectiveness of our internal control over financial reporting, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our common stock. Moreover, if we discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price.

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

We also lease approximately 1,300 square feet of retail space for a former retail store location in Westchester, New York, which was closed in the first quarter of 2022. This lease shall expire on January 31, 2029; however, we are currently in the process of negotiating the termination of this lease.

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

Item 4.       Mine Safety Disclosures

None.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NASDAQ Global Market, under the trading symbol “XELB.”

The table below sets forth the range of quarterly high and low sales prices for our common stock in 2022 and 2021:

	High	Low
December 31, 2022
First Quarter	$1.64	$1.01
Second Quarter	$1.66	$1.06
Third Quarter	$1.29	$0.95
Fourth Quarter	$1.03	$0.68

December 31, 2021
First Quarter	$2.47	$1.19
Second Quarter	$2.99	$1.56
Third Quarter	$2.77	$1.49
Fourth Quarter	$1.98	$1.06

Holders

As of December 31, 2022, the number of our stockholders of record was 561 (excluding beneficial owners and any shares held in street name or by nominees).

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

●	The 2021 Plan provides for the grant of stock options, restricted stock, restricted stock units, performance awards, or cash awards (any grant under the 2021 Plan, an “Award”). The stock options may be incentive stock options or non-qualified stock options.
●	A total of 4,000,000 shares of common stock are eligible for issuance under the 2021 Plan.
●	The 2021 Plan may be administered by the Board of Directors (the “Board”) or a committee consisting of two or more members of the Board of Directors appointed by the Board (for purposes of this description, any such committee, a “Committee”).
●	Officers and other employees of our Company or any parent or subsidiary of our Company who are at the time of the grant of an Award employed by us or any parent or subsidiary of our Company are eligible to be granted options or other Awards under the 2021 Plan. In addition, non-qualified stock options and other Awards may be granted under the 2021 Plan to any person, including, but not limited to, directors, independent agents, consultants, and attorneys who the Board or the Committee, as the case may be, believes has contributed or will contribute to our success.
●	With respect to incentive stock options granted to an eligible employee owning stock possessing more than 10% of the total combined voting power of all classes of our stock or the stock of a parent or subsidiary of our Company immediately before the grant (each, a “10% Stockholder”), such incentive stock option shall not be exercisable more than 5 years from the date of grant.
●	The exercise price of a stock option will not be less than the fair market value of the shares underlying the option on the date the option is granted, provided, however, that the exercise price of a stock option granted to a 10% Stockholder may not be less than 110% of such fair market value.
●	Restricted stock awards give the recipient the right to receive a specified number of shares of common stock, subject to such terms, conditions and restrictions as the Board or the Committee, as the case may be, deems appropriate. Restrictions may include limitations on the right to transfer the stock until the expiration of a specified period of time and forfeiture of the stock upon the occurrence of certain events such as the termination of employment prior to expiration of a specified period of time.
●	Restricted stock unit awards will be settled in cash or shares of common stock, in an amount based on the fair market value of our common stock on the settlement date. The RSUs will be subject to forfeiture and restrictions on transferability as set forth in the 2021 Plan and the applicable award agreement and as may be otherwise determined by the Board or the Committee. There were no RSUs outstanding as of December 31, 2022.
●	Certain Awards made under the Plan may be granted so that they qualify as “performance-based compensation” (as this term is used in Internal Revenue Code Section 162(m) and the regulations thereunder) and are exempt from the deduction limitation imposed by Code Section 162(m) (these Awards are referred to as “Performance-Based Awards”). Under Internal Revenue Code Section 162(m), our tax deduction may be limited to the extent total compensation paid to the chief executive officer, or any of the four most highly compensated executive officers (other than the chief executive officer) exceeds $1 million in any one tax year. In accordance with the 2017 Tax Cuts and Jobs Act, the tax deductibility for each of these executives will be limited to $1,000,000 of compensation annually, including any performance-based compensation. Among other criteria, Awards only qualify as performance-based awards if at the time of grant the compensation committee is comprised solely of two or more “outside directors” (as this term is used in Internal Revenue Code Section 162(m) and the regulations thereunder). In addition, we must obtain stockholder approval of material terms of performance goals for such “performance-based compensation.”

●	All stock options and certain stock awards, performance awards, and stock units granted under the Plan, and the compensation attributable to such Awards, are intended to (i) qualify as performance-based awards or (ii) be otherwise exempt from the deduction limitation imposed by Internal Revenue Code Section 162(m).
●	Cash awards may be issued under the 2021 Plan either alone or in addition to or in tandem with other Awards granted under the 2021 Plan or other payments made to a participant not under the 2021 Plan. The Board or Committee shall determine the eligible persons to whom, and the time or times at which, cash awards will be made, the amount that is subject to the cash award, the circumstances and conditions under which such amount shall be paid, in whole or in part, the time of payment, and all other terms and conditions of the Awards. Each cash award shall be confirmed by, and shall be subject to the terms of, an agreement executed
●	No Awards may be granted on or after the tenth anniversary of the effective date of the 2021 Plan.

2011 Equity Incentive Plan

The key terms and provisions of our Amended and Restated 2011 Equity Incentive Plan, which we refer to as the 2011 Plan, were substantially similar to the 2021 Plan described above, with the major difference being the number of shares of common stock reserved for issuance under the 2011 Plan. Stock-based awards (including options, warrants, and restricted stock) previously granted under the 2011 Plan remain outstanding, and shares of common stock may be issued to satisfy options or warrants previously granted under the 2011 Plan, although no new awards may be granted under the 2011 Plan.

Issuances

From time to time, the Company issues stock-based compensation to its officers, directors, employees, and consultants through its equity compensation plans. The maximum term of options granted is generally five years and generally options vest over a period of six months to two years. However, the Board may approve other vesting schedules. Options may be exercised in whole or in part. The exercise price of stock options granted is generally the fair market value of the Company’s common stock on the date of grant.

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

The following table sets forth information as of December 31, 2022 regarding compensation plans under which our equity securities are authorized for issuance:

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation Plans (1)	5,730,375	$2.14	3,291,909

(1)   Pursuant to our 2011 and 2021 Equity Incentive Plans.

Recent Sales of Unregistered Securities

There were no sales of unregistered or registered securities during the years ended December 2022 and 2021.

Purchases of equity securities by the issuer and affiliated purchasers

We did not repurchase any shares of common stock during the fourth fiscal quarter ended December 31, 2022.

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our consolidated financial statements and the notes thereto, included in Item 8 of this Annual Report on Form 10-K. This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity and cash flows for the years ended December 31, 2022 and 2021. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning factors that are beyond our control.

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

Xcel was founded in 2011 with a vision to reimagine shopping, entertainment, and social media as one thing. Currently, Xcel’s brand portfolio consists of the LOGO by Lori Goldstein Brand, the Halston Brand, the Ripka Brand, the C Wonder Brand, the Longaberger Brand, the Isaac Mizrahi Brand, and other proprietary brands.

●	The Lori Goldstein Brand, Halston Brand, Ripka Brand, and C Wonder Brand are wholly owned by the Company.
●	We manage the Longaberger Brand through our 50% ownership interest in Longaberger Licensing, LLC.
●	We manage the Q Optix business through our 50% ownership interest in Q Optix, LLC.
●	The Company wholly owned and managed the Isaac Mizrahi Brand through May 31, 2022. On May 31, 2022, we sold a majority interest in the brand to a third party, but retained a 30% noncontrolling interest in the brand and continue to participate in the operations of the business.

Xcel is pioneering a true omni-channel sales strategy which includes the promotion and sale of products under its brands through interactive television, digital live-stream shopping, brick-and-mortar retail, wholesale, and e-commerce channels.

To grow our brands, we are focused on the following primary strategies:

●	Distribution and/or licensing of our brands for sale through interactive television (i.e., QVC, HSN, The Shopping Channel, TVSN, CJO, JTV, etc.);
●	wholesale distribution through joint ventures or licensing of our brands to retailers that sell to the end consumer;
●	direct-to-consumer distribution of our brands through e-commerce and live streaming;
●	licensing our brands to manufacturers and retailers for promotion and distribution through e-commerce, social commerce, and traditional brick-and-mortar retail channels whereby we provide certain design services; and
●	acquiring additional consumer brands and integrating them into our operating platform and leveraging our operating infrastructure and distribution relationships.

We believe that we offer a unique value proposition to our retail and direct-to-consumer customers, and our licensees for the following reasons:

●	our management team, including our officers’ and directors’ experience in, and relationships within the industry;
●	our deep knowledge, expertise, and proprietary technology in live streaming;
●	our design, production, sales, marketing, and supply chain and integrated technology platform that enables us to design and distribute trend-right product; and
●	our significant media and internet presence and distribution.

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

We believe our design, production, and joint venture supply chain platform provides significant competitive advantages compared with traditional wholesale consumer products companies that design, manufacture, and distribute products. We focus on our core competencies of live streaming, marketing, design, integrated technologies, production and joint venture supply chain platform, and brand development. We believe that we offer a 360-degree solution to our retail partners that addresses many of the challenges facing the retail industry today. We believe our platform is highly scalable. Additionally, we believe we can acquire additional brands into our platform in order to leverage our operating infrastructure, marketing capabilities, and distribution network.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that are the most important to the portrayal of our financial condition and results of operations, and that require our most difficult, subjective, and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. While our significant accounting policies and estimates are described in more detail in the notes to our consolidated financial statements, our most critical accounting policies and estimates, discussed below, pertain to revenue recognition, trademarks and other intangible assets, income taxes, and equity method investments. These include but are not limited to the estimation of the useful lives of our trademarks, the estimation of the future cash flows related to our trademarks, and the estimation of our incremental borrowing rate (for purposes of accounting for leases). In applying such policies, we must use some amounts that are based upon our informed judgments and best estimates. Estimates, by their nature, are based upon judgments and available information. The estimates that we make are based upon historical factors, current circumstances, and the experience and judgment of management. We evaluate our assumptions and estimates on an ongoing basis.

Revenue Recognition

Licensing

In connection with our licensing model, we follow Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606-10-55-65, by which we recognize net licensing revenue at the later of when (1) the subsequent sale or usage occurs or (2) the performance obligation to which some or all of the sales- or usage-based royalty has been allocated is satisfied (in whole or in part). More specifically, we separately identify:

(i)   Contracts for which, based on experience, royalties are expected to exceed any applicable minimum guaranteed payments, and to which an output-based measure of progress based on the “right to invoice” practical expedient is applied because the royalties due for each period correlate directly with the value to the customer of our performance in each period (this approach is identified as “View A” by the FASB Revenue Recognition Transition Resource Group, “TRG”); and

(ii)   Contracts for which revenue is recognized based on minimum guaranteed payments using an appropriate measure of progress, in which minimum guaranteed payments are straight-lined over the term of the contract and recognized ratably based on the passage of time, and to which the royalty recognition constraint to the sales-based royalties in excess of minimum guaranteed is applied and such sales-based royalties are recognized to the distinct period only when the minimum guaranteed is exceeded on a cumulative basis (this approach is identified as “View C” by the TRG).

Wholesale Sales

We generate revenue through sale of branded jewelry and apparel to both domestic and international customers who, in turn, sell the products to their consumers. We recognize revenue within net sales in the accompanying consolidated statements of operations when performance obligations identified under the terms of contracts with our customers are satisfied, which occurs upon the transfer of control of the merchandise in accordance with the contractual terms and conditions of the sale. Shipping to customers is accounted for as a fulfillment activity and is recorded within other selling, general and administrative expenses.

Direct to Consumer Sales

Our revenue associated with our e-commerce jewelry operations and the Longaberger brand is recognized within net sales in the accompanying consolidated statements of operations at the point in time when product is shipped to the customer. Shipping to customers is accounted for as a fulfillment activity and is recorded within other selling, general and administrative expenses. Revenue associated with our fine jewelry brick-and-mortar retail store is recognized within net sales in the accompanying consolidated statements of operations at the point of sale.

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

Indefinite-Lived Intangible Asset

We tested our indefinite-lived intangible asset for recovery in accordance with ASC 820-10-55-3F, which states that the income approach (“Income Approach”) converts future amounts (for example, cash flows) into a single current (that is, discounted) amount. When the Income Approach is used, fair value measurement reflects current market expectations about those future amounts. The Income Approach is based on the present value of future earnings expected to be generated by a business or asset. Income projections for a future period are discounted at a rate commensurate with the degree of risk associated with future proceeds. A residual or terminal value is also added to the present value of the income to quantify the value of the business beyond the projection period. As such, recoverability of such assets is measured by a comparison of the carrying amount of the asset to its expected future discounted net cash flows. If the carrying amount of such assets is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the recoverability of the assets.

We also re-evaluated on an annual basis whether events and circumstances continue to support an indefinite useful life.

We performed the annual impairment testing as described above for the year ended December 31, 2021, and concluded that there was no impairment of our indefinite-lived intangible asset. We subsequently sold our indefinite-lived intangible asset in May 2022 for a gain.

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

There were no impairment charges recorded for finite-lived intangible assets for the years ended December 31, 2022 and 2021.

Income Taxes

Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities. Deferred income taxes are determined based on the temporary difference between the financial reporting and tax bases of assets and liabilities using enacted rates in effect during the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We consider forecasted earnings, future taxable income, and prudent and feasible tax planning strategies in determined the need for these valuation allowances.

With respect to any uncertainties in income taxes recognized in our financial statements, tax positions are initially recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that has a probability of fifty percent or greater of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2019 through December 31, 2022.

Equity Method Investments

We account for our investments in entities over which we have the ability to exercise significant influence, but do not control the entity, under the equity method of accounting, and we recognize our proportionate share of income or losses from the entity within other income (expense) in the consolidated statement of operations.

We initially measure our investment in an equity method investee at cost. In cases where we retain a noncontrolling interest in an investee which we had previously consolidated, we initially measure such retained interest at fair value. In estimating fair value in such cases, we seek to maximize the use of observable inputs (market data obtained from independent sources)

and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities).

Subsequent recognition of an investor’s proportionate share of income or losses of an equity method investee is generally determined based on the investor’s proportional ownership interest. However, in cases where contractual agreements specify allocation ratios for profits and losses, specified costs and expenses, and/or distributions of cash from operations, that differ from our ownership interest, we use such specified allocation ratios for purposes of determining our share of income or losses from the investee if the agreement is considered substantive.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which was subsequently amended in November 2018 through ASU No. 2018-19. This ASU will require entities to estimate lifetime expected credit losses for financial instruments, including trade and other receivables, which will result in earlier recognition of credit losses. Subsequently, the FASB issued additional guidance in ASU No. 2019-05 in May 2019, ASU No. 2019-10 and 2019-11 in November 2019, ASU No. 2020-02 in February 2020, and ASU No. 2022-02 in March 2022. Among other things, the additional guidance deferred the application of the new guidance on credit losses for smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We are currently evaluating the new guidance to determine the impact the adoption of this guidance will have on our results of operations, cash flows, and financial condition when it is adopted during the first quarter of 2023.

Recently Adopted Accounting Pronouncements

We adopted ASU No. 2021-10, “Government Assistance (Topic 823): Disclosures by Business Entities about Government Assistance” effective January 1, 2022. This ASU requires certain financial statement disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. As this ASU only affects financial statement disclosures, the adoption of this guidance did not have any impact on our results of operations, cash flows, or financial condition.

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

Summary of Operating Results

The consolidated financial statements and related notes included elsewhere in this Form 10-K are as of or for the years ended December 31, 2022 (the “Current Year”), and December 31, 2021 (the “Prior Year”).

Revenues

Current Year net revenue decreased approximately $12.1 million to $25.8 million from $37.9 million for the Prior Year.

Net licensing revenue decreased by $7.1 million in the Current Year to approximately $14.7 million, compared with approximately $21.8 million in the Prior Year. This decrease in licensing revenue was primarily attributable to the May 31, 2022 sale of a majority interest in the Isaac Mizrahi brand through the sale of a 70% interest in IM Topco, LLC to WHP, partially offset by increased licensing revenue generated by the Lori Goldstein brand, which we acquired on April 1, 2021.

Net sales decreased by $5.0 million in the Current Year to approximately $11.1 million, compared with approximately $16.1 million in the Prior Year. This decrease in net sales was primarily attributable to declines in apparel wholesale revenue and, to a lesser extent, in wholesale jewelry sales, mainly driven by a combination of retailers pausing on purchases triggered by excess inventory levels, and the temporary closing of overseas factories due to COVID-19, causing delays in product delivery resulting in cancelled orders.

Cost of Goods Sold and Gross Profit

Current Year cost of goods sold was $8.0 million, compared with $10.7 million for the Prior Year, due to the lower volumes of product sales in the Current Year. Gross profit (net revenue less cost of goods sold) decreased approximately $9.5 million to $17.8 million from $27.3 million in the Prior Year, primarily driven by the aforementioned decrease in net licensing revenue.

Gross profit margin from product sales (net sales less cost of goods sold, divided by net sales) declined from approximately 34% in the Prior Year to approximately 28% in the Current Year, primarily due to the selling-off of seasoned apparel inventory during the earlier portion of 2022, and inventory write-downs related to cancelled sales orders for the reasons outlined above in the discussion of revenues.

Operating Costs and Expenses

Operating costs and expenses increased approximately $0.5 million, or approximately 1%, from $39.8 million in the Prior Year to $40.3 million in the Current Year. This slight increase was primarily driven by the combination of (i) higher shipping and logistics costs, as well as cost increases from other service providers and vendors due to the current inflationary economic environment, and (ii) increased trademark amortization expense, related to the acquisition of the Lori Goldstein brand on April 1, 2021, largely offset by (iii) lower asset impairment charges in the Current Year, and (iv) the elimination of salary and other expenses associated with the Isaac Mizrahi brand after the sale of a majority interest in that brand on May 31, 2022.

Other Income (Expense)

We recognized a gain on the sale of a majority interest in the Isaac Mizrahi brand in the Current Year of approximately $20.6 million, which was comprised of $46.2 million of cash proceeds plus the recognition of the fair value of our retained interest in the brand of $19.8 million, less $0.9 million of fees and expenses directly related to the transaction and the derecognition of the brand trademarks previously recorded on our balance sheet of $44.5 million.

We account for our interest in the ongoing operations of IM Topco, LLC using the equity method of accounting. We recognized an equity method loss of approximately $1.2 million related to our investment for Current Year, based on the distribution provisions and preferences set forth in the related business venture agreement.

Other income (expense) for the Current Year also includes a $0.9 million gain on the reduction of contingent obligations. In connection with our 2019 purchase of the Halston Heritage trademarks, we agreed to pay the seller additional consideration of up to an aggregate of $6.0 million, based on royalties earned from 2019 through December 31, 2022. This potential earn-out was initially recorded as a liability of $0.9 million, based on the difference at the date of acquisition between the fair value of the acquired assets of the Halston Heritage trademarks and the total consideration paid. The final royalty target year ended on December 31, 2022, and the seller ultimately did not earn any additional consideration based on the formula set forth in the related asset purchase agreement.

Interest and Finance Expense

Interest and finance expense for the Current Year was $3.5 million, compared with $3.6 million for the Prior Year.

This slight decrease was primarily attributable to the fact that we had no interest expense from June 1, 2022 through December 31, 2022, as all of our outstanding term loan was repaid on May 31, 2022 and we have not incurred any new debt. The decrease was partially offset by the higher loss on early extinguishment of debt as a result of the aforementioned May 31, 2022 repayment in the Current Year, compared with losses on extinguishment in the Prior Year.

Income Tax Benefit

The effective income tax benefit rate for the Current Year was approximately 10.0% resulting in a $0.4 million income tax benefit. During the Current Year, the effective tax rate was primarily attributable to the impacts of stock-based compensation, which decreased the effective rate by approximately 6.1%, and federal tax true-ups, which decreased the effective tax rate by approximately 5.1%. The effective tax rate was also impacted by recurring permanent differences; the largest such recurring permanent differences were state and local tax provisions, which increased the effective rate in 2022 by approximately 6.1%, and disallowed excess compensation, which decreased the effective rate in 2022 by approximately 5.3%.

The effective income tax benefit rate for the Prior Year was approximately 19.3% resulting in a $3.1 million income tax benefit. During the Prior Year, the effective tax rate was impacted by the impact of stock-based compensation, which decreased the effective rate by approximately 5.6%. The effective tax rate was also impacted by recurring permanent differences; the largest such recurring permanent differences were state and local tax provisions, which increased the effective rate in 2021 by approximately 4.6%, and disallowed excess compensation, which decreased the effective rate in 2021 by approximately 0.7%.

Net Loss

We had a net loss of approximately $5.4 million for the Current Year, compared with a net loss of approximately $13.0 million for the Prior Year, as a result of the factors discussed above.

Non-GAAP Net Income, Non-GAAP Diluted EPS, and Adjusted EBITDA

We had a non-GAAP net loss of $15.0 million or $(0.77) per share (“non-GAAP diluted EPS”) based on 19,624,669 weighted average shares outstanding for the Current Year, compared with a non-GAAP net loss of $6.2 million, or $(0.32) per share based on 19,455,987 weighted average shares outstanding for the Prior Year. Non-GAAP net income is a non-GAAP unaudited term, which we define as net income (loss) attributable to Xcel Brands, Inc. stockholders, exclusive of asset impairments, amortization of trademarks, our proportional share of trademark amortization of equity method investees, stock-based compensation, loss on early extinguishment of debt, certain adjustments to the provision for doubtful accounts related to the bankruptcy of and economic impact on certain retail customers due to the COVID-19 pandemic, gain on sale of assets, gain on reduction of contingent obligations, and income taxes. Non-GAAP net income and non-GAAP diluted EPS measures do not include the tax effect of the aforementioned adjusting items, due to the nature of these items and the Company’s tax strategy.

We had Adjusted EBITDA of approximately $(12.5) million for the Current Year, compared with Adjusted EBITDA of approximately $(2.5) million for the Prior Year. Adjusted EBITDA is a non-GAAP unaudited measure, which we define as net income (loss) attributable to Xcel Brands, Inc. stockholders before asset impairments, depreciation and amortization, our proportional share of trademark amortization of equity method investees, interest and finance expenses (including loss on early extinguishment of debt, if any), income taxes, other state and local franchise taxes, stock-based compensation, certain adjustments to the provision for doubtful accounts related to the bankruptcy of and economic impact on certain retail customers due to the COVID-19 pandemic, gain on sale of assets, and gain on reduction of contingent obligation.

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

The following table is a reconciliation of net loss attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net loss:

	Year Ended December 31,
($ in thousands)	2022	2021
Net loss attributable to Xcel Brands, Inc. stockholders	$(4,018)	$(12,184)
Asset impairments	274	1,372
Amortization of trademarks	6,079	5,435
Proportional share of trademark amortization of equity method investee	1,202	—
Stock-based compensation	620	720
Loss on early extinguishment of debt	2,324	1,516
Certain adjustments to provision for doubtful accounts	413	132
Gain on sale of assets	(20,586)	—
Gain on reduction of contingent obligation	(900)	—
Income tax benefit	(431)	(3,192)
Non-GAAP net loss	$(15,023)	$(6,201)

The following table is a reconciliation of diluted loss per share to non-GAAP diluted EPS:

	Year Ended December 31,
	2022	2021
Diluted loss per share attributable to Xcel Brands, Inc. stockholders	$(0.20)	$(0.63)
Asset impairments	0.01	0.07
Amortization of trademarks	0.31	0.28
Proportional share of trademark amortization of equity method investee	0.06	—
Stock-based compensation	0.03	0.04
Loss on early extinguishment of debt	0.12	0.08
Certain adjustments to provision for doubtful accounts	0.02	0.01
Gain on sale of assets	(1.05)	—
Gain on reduction of contingent obligation	(0.05)	—
Income tax benefit	(0.02)	(0.17)
Non-GAAP diluted EPS	$(0.77)	$(0.32)
Diluted weighted average shares outstanding	19,624,669	19,455,987

The following table is a reconciliation of net loss attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Year Ended December 31,
($ in thousands)	2022	2021
Net loss attributable to Xcel Brands, Inc. stockholders	$(4,018)	$(12,184)
Asset impairments	274	1,372
Depreciation and amortization	7,263	6,830
Proportional share of trademark amortization of equity method investee	1,202	—
Interest and finance expense	3,527	3,579
Income tax benefit	(431)	(3,106)
State and local franchise taxes	102	142
Stock-based compensation	620	720
Certain adjustments to provision for doubtful accounts	413	132
Gain on sale of assets	(20,586)	—
Gain on reduction of contingent obligation	(900)	—
Adjusted EBITDA	$(12,534)	$(2,515)

Liquidity and Capital Resources

General

As of December 31, 2022 and 2021, our cash and cash equivalents were $4.6 million and $4.5 million, respectively.

Restricted cash at December 31, 2021 consisted of $0.7 million of cash deposited as collateral for an irrevocable standby letter of credit associated with the lease of our current corporate office and operating facility. There was no restricted cash at December 31, 2022, as the aforementioned letter of credit had expired and was not renewed.

Our principal capital requirements have been to fund working capital needs, acquire new brands, and to a lesser extent, capital expenditures. Notwithstanding our recent investments in our ERP system and our brick-and-mortal retail store in 2020 and 2021, respectively, our business operating model generally does not require material capital expenditures, and as of December 31, 2022, we have no significant commitments for future capital expenditures. Material cash requirements from known contractual and other obligations are discussed under “Obligations and Commitments” below.

Working Capital

Our working capital (current assets less current liabilities, excluding the current portion of lease obligations and any contingent liabilities payable in common stock) was $8.8 million and $7.9 million as of December 31, 2022 and 2021, respectively. Commentary on components of our cash flows for the Current Year compared with the Prior Year is set forth below.

Liquidity and Management’s Plans

The Company incurred net losses of approximately $5.4 million ($25.9 million excluding the gain on sale of a majority interest in the Isaac Mizrahi brand) and $13.0 million during the years ended December 31, 2022 and 2021, respectively, and had an accumulated deficit of approximately $32.8 million and $28.8 million as of December 31, 2022 and 2021, respectively. Included in the net losses were non-cash expenses of approximately $8.2 million and $7.5 million for the years ended December 31, 2022 and 2021, respectively. Net cash used in operating activities was $14.2 million in 2022 and $6.6 million in 2021. These factors raise uncertainties about the Company’s ability to continue as a going concern.

Management plans to mitigate an expected shortfall of capital and to support future operations by shifting the business from a wholesale/licensing hybrid model into a licensing plus business model and to divest or restructure the Longaberger brand. In the first quarter of 2023, we began to restructure our business operations by entering into new licensing agreements and joint venture arrangements with best-in-class business partners. We entered into a new interactive television licensing agreement with America’s Collectibles Network, Inc. d/b/a JTV (“JTV”) for the Ripka Brand, and a separate license with JTV for the Ripka Brand’s e-commerce business. For apparel, similar transactions have recently been executed. In conjunction with the launch of the C Wonder Brand on HSN, we licensed the wholesale production operations related to the brand to One Jeanswear Group, LLC (“OJG”); this new license with OJG also includes other new celebrity brands that we plan to launch in 2023 and beyond. For the Halston Brand, we plan on entering into a joint venture related to the brand’s wholesale apparel business with another leading manufacturer (the “Halston JV”). The Halston JV will develop an apparel business under the H Halston brand through department stores, e-commerce, and other retailers. The Halston JV will include a wholesale license to Xcel. We expect the transition of these operating businesses to be completed by the second quarter of 2023. We believe that this evolution of our operating model will provide us with significant cost savings and allow us to reduce and better manage our exposure to operating risks. As of March 31, 2023, steps have been taken to reduce payroll by $6 million and operating cost by approximately $7 million over the next twelve months. Further, the Company intends to obtain a line of credit to provide additional capital resources. However, there is no assurance that this line of credit or any other external financing will be obtained.

Based on these recent changes in our business model, management expects to generate adequate cash flows to meet the Company’s operating and capital expenditure needs, for at least the twelve months subsequent to the filing date of this Annual Report on Form 10-K, and therefore, such conditions and uncertainties with respect to the Company’s ability to continue as a going concern as of December 31, 2022, have subsequently been alleviated.

Operating Activities

Net cash (used in) provided by operating activities was approximately $(14.2) million and $(6.6) million in the Current Year and Prior Year, respectively.

The Current Year’s cash used in operating activities was primarily attributable to the combination of the net loss of $(5.4) million plus non-cash items of approximately $(10.2) million, partially offset by a net change in operating assets and liabilities of approximately $1.4 million. Non-cash items were primarily comprised of, but not limited to, the net gain on sale of assets of $(20.6) million, $7.3 million of depreciation and amortization, a $2.3 million loss on extinguishment of debt, and the $1.2 million undistributed proportional share of net income of equity method investee. The net change in operating assets and liabilities notably included a decrease in accounts receivable of $2.1 million, a decrease in inventory of $0.5 million, a decrease in prepaid expenses and other assets of $0.6 million, and decreases in various operating liabilities of $(1.4) million. The decrease in accounts receivable was primarily related to the Current Year sale of a majority interest in the Isaac Mizrahi brand, resulting in lower licensing revenues and thus lower receivable balances. The decreases in inventory and other operating assets and liabilities were primarily reflective of the declines in our wholesale business due to retailers pausing or canceling orders during the Current Year.

The Prior Year’s cash used in operating activities was primarily attributable to the combination of the net loss of $(13.0) million plus non-cash expenses of approximately $7.7 million, and a net change in operating assets and liabilities of approximately $(1.2) million. Non-cash net expenses were primarily comprised of $6.8 million of depreciation and amortization, $1.4 million of asset impairment charges, $0.3 million of amortization of deferred finance costs, a $1.5 million loss on extinguishment of debt, $0.7 million of stock-based compensation, and $(3.2) million of deferred income tax benefit. The net change in operating assets and liabilities notably included a decrease in accounts receivable of $1.1 million, an increase in inventory of $(2.2) million, an increase in prepaid expenses and other assets of $(0.8) million, and an increase in accounts payable, accrued expenses and other current liabilities of $1.2 million. The changes in accounts receivable and payable were primarily related to the timing of collections and payments, while the change in inventory is primarily related to expected increases in wholesales, including our drop-ship programs, and an increase in our direct-to-consumer businesses.

Investing Activities

Net cash provided by investing activities for the Current Year was approximately $44.5 million, and was attributable to $45.4 million of net proceeds from the sale of a majority interest in the Isaac Mizrahi brand to WHP, partially offset by $0.6 million of capital contributions to our equity method investee and approximately $0.3 million of capital expenditures.

Net cash used in investing activities for the Prior Year was approximately $4.8 million, which was primarily attributable to the acquisition of the Lori Goldstein brand on April 1, 2021, and, to a lesser extent, to capital expenditures relating to the fit-out and furnishing of our Judith Ripka fine jewelry retail store (which opened in the second quarter of 2021 and was subsequently closed in the first quarter of 2022).

Financing Activities

Net cash used in financing activities for the Current Year was approximately $31.0 million, which mainly consisted of $29.0 million of repayments of our term loan debt, and, to a lesser extent, $1.5 million of prepayment and other fees associated with the early extinguishment of debt, as well as $0.4 million of shares repurchased related to withholding taxes on vested restricted stock.

Net cash provided by financing activities for the Prior Year was approximately $10.5 million, and was primarily attributable to a net increase in debt obligations of $13.5 million, due to debt refinancing transactions entered into on April 14, 2021 and December 30, 2021, as well as cash contributions received from the noncontrolling interest holder in Longaberger Licensing, LLC of $1.0 million. These sources of cash were partially offset by deferred finance costs and other fees paid in connection with the aforementioned debt refinancing transactions of $(2.7) million, and principal payments made on term loan debt of $(1.3) million during the year.

Obligations and Commitments

Contingent Obligation – Lori Goldstein Earn-Out

In connection with the April 1, 2021 purchase of the Lori Goldstein trademarks (see Note 3 of the consolidated financial statements for additional information), we agreed to pay the seller additional cash consideration of up to $12.5 million, based on royalties earned during the six calendar year period commencing in 2021. The Lori Goldstein Earn-Out of $6.6 million is recorded as a liability in the accompanying consolidated balance sheets, based on the difference at the date of acquisition between the fair value of the acquired assets of the Lori Goldstein brand and the total consideration paid. Based on the performance of the Lori Goldstein brand through December 31, 2022, approximately $0.2 million of additional consideration has been earned and is payable to the Seller in 2023. At December 31, 2022, $0.2 million of the balance is recorded as a current liability and $6.4 million is recorded as a long-term liability; at December 31, 2021, the entire balance was recorded as a long-term liability.

Contingent Obligation – Isaac Mizrahi Transaction

In connection with the May 31, 2022 transaction related to the sale of a majority interest in the Isaac Mizrahi brand, we agreed with WHP (the buyer) that, in the event that IM Topco, LLC receives less than $13.3 million in aggregate royalties for any four consecutive calendar quarters over a three-year period ending on May 31, 2025, WHP will be entitled to receive from us up to $16 million, less all amounts of net cash flow distributed to WHP on an accumulated basis, as an adjustment to the purchase price previously paid by WHP. Such amount would be payable by us in either cash or equity interests in IM Topco, LLC held by us. Based on IM Topco’s earnings from May 31, 2022 through December 31, 2022 and the applicable distribution provisions, WHP earned $4.32 million in cash flow, which reduces the potential purchase price adjustment to $11.68 million. No amount has been recorded in the accompanying consolidated balance sheets related to this contingent obligation, and management believes the likelihood of any such payment is remote.

Contingent Obligation – Halston Heritage Earn-Out

In connection with the February 11, 2019 purchase of the Halston Heritage trademarks from the H Company IP, LLC (“HIP”), we agreed to pay HIP additional consideration (the “Halston Heritage Earn-Out”) of up to an aggregate of $6.0 million, based on royalties earned from 2019 through December 31, 2022. This additional consideration would have been payable in shares of our common stock. The Halston Heritage Earn-Out of $0.9 million was recorded as a long-term liability on February 11, 2019 and as of December 31, 2021, based on the difference at the date of acquisition between the fair value of the acquired assets of the Halston Heritage Trademarks and the total consideration paid.

The final royalty target year ended on December 31, 2022, and HIP ultimately did not earn any additional consideration based on the formula set forth in the related asset purchase agreement. As such, during the year ended December 31, 2022, we recorded a $0.9 million gain on the reduction of contingent obligations in the accompanying consolidated statement of operations. As of December 31, 2022, there were no amounts remaining under the Halston Heritage Earn-Out.

Real Estate Leases

As described in Item 2 of this Annual Report on Form 10-K, as of December 31, 2022 we had real estate leases for our current office and a retail store location, with remaining lease terms between approximately five to seven years. We recorded an impairment charge related to the right-of-use asset for the retail store as of December 31, 2021, subsequently closed the retail store in 2022, and are currently in the process of negotiating the termination of the retail store lease; however, the lease liability for the retail store remains on our consolidated balance sheet as a liability and is included in the future payment obligations set forth below.

Future payments under our real estate leases are expected to be approximately $1.7 million for each of the years ending December 31, 2023 – 2026, $1.5 million for the year ending December 31, 2027, and $0.2 million thereafter.

Employment Contracts

We have entered into contracts with certain executives and key employees. The future minimum payments under these contracts is expected to be approximately $19.9 million, of which, approximately $4.3 million is expected to be paid in 2023, approximately $2.1 million is expected to be paid for each of the years ending December 31, 2024 – 2030, and approximately $0.5 million is expected to be paid in 2031.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations or liquidity.

Other Factors

We continue to seek to expand and diversify the types of licensed products being produced under our brands. We plan to continue to diversify the distribution channels within which licensed products are sold, in an effort to reduce dependence on any particular retailer, consumer, or market sector within each of our brands. The Lori Goldstein brand, Halston brand, and C Wonder brand have a core business in fashion apparel and accessories. The Ripka brand is a fine jewelry business, and the Longaberger brand focuses on home good products, which we believe helps diversify our industry focus while at the same time complements our business operations and relationships.

While the recent sale of a majority interest in the Isaac Mizrahi brand is expected to result in a short-term decrease in our revenues, as that brand represented a significant portion of our historical revenues, we will seek to replace those revenues in the long-term with new strategic business initiatives. The proceeds from the sale, as well as future cash flows from our retained interest in the Isaac Mizrahi brand, are expected to position us to fund various strategic initiatives as we concentrate our resources on growing our brands, new brand launches, and investing in live streaming technology and new business partnerships.

We continue to work towards expanding and developing more efficient ways to operate our wholesale and e-commerce businesses, and complement these operations with our licensing business. In addition, we continue to seek new opportunities, including expansion through interactive television, live streaming, our design, production and supply chain platform, additional domestic and international licensing arrangements, and acquiring additional brands, including recent launches of our Victor Glemaud and C Wonder by Christian Sirano businesses on HSN.

However, the impacts of the ongoing COVID-19 pandemic (including actions taken by national, state, and local governments in response to COVID-19) has negatively impacted the U.S. and global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. More specifically, COVID-19 has had, and continues to have, a significant negative impact on our business. The initial onset of the pandemic in 2020 resulted in a sudden decrease in sales for many of the Company’s products, from which we have yet to fully recover. The global pandemic has affected the financial health of certain of our customers, and the bankruptcy of certain other customers; as a result, we recognized bad debt expense of approximately $0.4 million and $0.1 million in the Current Year and Prior Year, respectively, and may be required to make additional adjustments for doubtful accounts which would increase our operating expenses in future periods and negatively impact our operating results. Due to the ongoing COVID-19 pandemic, there is significant uncertainty surrounding the Company’s future results of operations and cash flows. Continued impacts of the pandemic could materially adversely affect the Company’s near-term and long-term revenues, earnings, liquidity, and cash flows.

In addition, the global shipping industry is currently experiencing challenges related to port delays and tight availability for carriers and containers. This situation has negatively impacted our supply chain partners, including third party manufacturers, logistics providers, and other vendors, as well as the supply chains of our licensees, and has resulted in increased cost of supply and freight costs for us and our licensees. Such higher costs are currently expected to continue for at least some portion of 2023.

Further, the cost of raw materials, labor, manufacturing, energy, fuel, shipping and logistics, and other inputs related to the production and distribution of our products have increased and may continue to increase unexpectedly. Beginning in the first quarter of 2022, input costs increased significantly. We expect the pressures of input cost inflation to continue for at least some portion of 2023. We may not be able to mitigate the impact of inflation and cost increases or pass these costs along to our customers.

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

Our long-term success, however, will still remain largely dependent on our ability to build and maintain our brands’ awareness and continue to attract wholesale and direct-to-consumer customers, and contract with and retain key licensees and potential business partners, as well as our and our licensees’ ability to accurately predict upcoming fashion and design trends within their respective customer bases and fulfill the product requirements of the particular retail channels within the global marketplace. Unanticipated changes in consumer fashion preferences and purchasing patterns, slowdowns in the U.S. economy, changes in the prices of supplies, consolidation of retail establishments, and other factors noted in Item 1A of this Annual Report on Form 10-K could adversely affect our licensees’ ability to meet and/or exceed their contractual commitments to us and thereby adversely affect our future operating results.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.      Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Xcel Brands, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Xcel Brands, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Liquidity and Management’s Plans

Critical Audit Matter Description

As described further in Note 1 to the financial statements, the Company has incurred recurring losses from operations, has an accumulated deficit and insufficient revenues to cover its operating costs. The ability of the Company to continue as a going concern is dependent on executing its business plans and meeting its obligations as they come due within the next twelve months from the filing date of this Annual Report on Form 10-K. Accordingly, the Company has determined that these factors raise substantial doubt and uncertainty as to the Company’s ability to continue as a going concern.  However, management has implemented plans which are expected to mitigate these conditions or events, and therefore, such conditions or events of substantial doubt have been alleviated.

How the Critical Audit Matter was Addressed in the Audit

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s available capital and the risk of bias in management’s judgments and assumptions in their determination. Our audit procedures related to considering whether the results of our audit procedures, when considered in the aggregate, indicate that there could be substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, obtaining information about management’s plans that are intended to mitigate the effect of such conditions or events, and assessing the likelihood that such plans can be effectively implemented, included the following, among others:

●	We reviewed the Company’s assessment and conclusions regarding their ability to generate cashflows for at least twelve months from the filing date of this Annual Report on Form 10-K.
●	We inquired of Company management and reviewed Company records to assess whether there are additional factors that contribute to the uncertainties disclosed.
●	We assessed whether the Company’s determination that there are factors that raise such uncertainties about its ability to continue as a going concern, was adequately disclosed in the financial statements.
●	We reviewed and evaluated management's plans for alleviating such conditions and uncertainties and considered whether it is likely that these conditions and uncertainties would be mitigated for a reasonable period of time and that such plans can be effectively implemented.
●	We performed testing procedures such as reviewing; prospective financial information for the twelve-month period beginning with the filing date of this Annual Report on Form 10-K, actual operating performance for periods subsequent to December 31, 2022, implemented reductions in operating expenses, and plans for further reductions to support expected cashflows.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY

April 17, 2023

Xcel Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$4,608	$4,483
Accounts receivable, net of allowances of $63 and $1,090, respectively	5,110	7,640
Inventory	2,845	3,375
Prepaid expenses and other current assets	1,457	1,681
Total current assets	14,020	17,179
Non-current Assets:
Property and equipment, net	1,418	2,549
Operating lease right-of-use assets	5,420	6,314
Trademarks and other intangibles, net	47,665	98,304
Equity method investment	19,195	—
Restricted cash	—	739
Deferred tax assets, net	1,107	141
Other assets	110	555
Total non-current assets	74,915	108,602

Total Assets	$88,935	$125,781

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$3,958	$6,169
Accrued income taxes payable	568	64
Accrued payroll	416	577
Current portion of operating lease obligations	1,376	1,207
Current portion of long-term debt	—	2,500
Current portion of contingent obligations	243	—
Total current liabilities	6,561	10,517
Long-Term Liabilities:
Long-term portion of operating lease obligations	5,839	7,252
Long-term debt, net, less current portion	—	25,531
Long-term portion of contingent obligations	6,396	7,539
Total long-term liabilities	12,235	40,322
Total Liabilities	18,796	50,839

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, and 19,624,860 and 19,571,119 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	20	20
Paid-in capital	103,592	103,039
Accumulated deficit	(32,797)	(28,779)
Total Xcel Brands, Inc. stockholders' equity	70,815	74,280
Noncontrolling interest	(676)	662
Total Stockholders' Equity	70,139	74,942

Total Liabilities and Stockholders' Equity	$88,935	$125,781

See accompanying Notes to Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Year Ended
	December 31,
	2022	2021
Revenues
Net licensing revenue	$14,737	$21,876
Net sales	11,044	16,056
Net revenue	25,781	37,932
Cost of goods sold	7,980	10,667
Gross profit	17,801	27,265

Operating costs and expenses
Salaries, benefits and employment taxes	16,802	16,535
Other selling, general and administrative expenses	15,386	14,364
Stock-based compensation	620	720
Depreciation and amortization	7,263	6,830
Asset impairment charges	274	1,372
Total operating costs and expenses	40,345	39,821

Other income (expense)
Gain on sale of majority interest in Isaac Mizrahi brand	20,586	—
Loss from equity method investment	(1,202)	—
Gain on reduction of contingent obligation	900	—
Total other income (expense)	20,284	—

Operating loss	(2,260)	(12,556)

Interest and finance expense
Interest expense - term loan debt	1,187	1,916
Other interest and finance charges, net	16	147
Loss on early extinguishment of debt	2,324	1,516
Total interest and finance expense	3,527	3,579

Loss before income taxes	(5,787)	(16,135)

Income tax benefit	(431)	(3,106)

Net loss	(5,356)	(13,029)
Net loss attributable to noncontrolling interest	(1,338)	(845)
Net loss attributable to Xcel Brands, Inc. stockholders	$(4,018)	$(12,184)

Loss per common share attributable to Xcel Brands, Inc. stockholders:
Basic and diluted net loss per share	$(0.20)	$(0.63)
Weighted average number of common shares outstanding:
Basic and diluted weighted average common shares outstanding	19,624,669	19,455,987

See accompanying Notes to Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Xcel Brands, Inc. Stockholders
	Common Stock		Paid-in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance as of January 1, 2021	19,260,862	19	102,324	(16,595)	507	$86,255

Compensation expense in connection with stock options and restricted stock	—	—	343	—	—	343

Shares issued to executive in connection with stock grants for bonus payments	181,179	1	282	—	—	283

Shares issued to directors in connection with restricted stock grants	50,000	—	—	—	—	—

Shares issued to consultants in connection with restricted stock grants	40,336	—	75	—	—	75

Shares issued to employee in connection with contractual agreement	21,676	—	31	—	—	31

Shares issued on exercise of stock options, net of shares surrendered for cashless exercises	26,253	—	—	—	—	—

Shares repurchased from employees in exchange for withholding taxes	(9,187)	—	(16)	—	—	(16)

Additional investment in Longaberger Licensing, LLC by noncontrolling interest	—	—	—	—	1,000	1,000

Net loss for the year ended December 31, 2021	—	—	—	(12,184)	(845)	(13,029)

Balance as of December 31, 2021	19,571,119	20	103,039	(28,779)	662	74,942

Compensation expense in connection with stock options and restricted stock	—	—	534	—	—	534

Shares issued to executive in connection with stock grants for bonus payments	178,727	—	281	—	—	281

Shares repurchased from executive in exchange for withholding taxes	(53,882)	—	(85)	—	—	(85)

Shares issued to directors in connection with restricted stock grants	50,000	—	—	—	—	—

Shares issued to consultants in connection with restricted stock grants	20,064	—	33	—	—	33

Shares issued to consultant in connection with sale transaction (see Note 3 and Note 7)	65,275	—	97	—	—	97

Shares issued to key employee in connection with stock grant	33,557	—	50	—	—	50

Shares repurchased from key employee in exchange for withholding taxes related to vesting of restricted shares	(240,000)	—	(357)	—	—	(357)

Net loss for the year ended December 31, 2022	—	—	—	(4,018)	(1,338)	(5,356)

Balance as of December 31, 2022	19,624,860	$20	$103,592	$(32,797)	$(676)	$70,139

See accompanying Notes to Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(5,356)	$(13,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	7,263	6,830
Asset impairment charges	274	1,372
Amortization of deferred finance costs included in interest expense	156	308
Stock-based compensation	620	720
Provision for doubtful accounts	413	102
Undistributed proportional share of net income of equity method investee	1,202	—
Loss on early extinguishment of debt	2,324	1,516
Deferred income tax benefit	(965)	(3,192)
Gain on sale of majority interest in Isaac Mizrahi brand	(20,586)	—
Gain on reduction of contingent obligation	(900)	—
Changes in operating assets and liabilities:
Accounts receivable	2,117	1,147
Inventory	530	(2,159)
Prepaid expenses and other current and non-current assets	566	(818)
Accounts payable, accrued expenses, accrued payroll, accrued income taxes payable, and other current liabilities	(1,372)	1,228
Lease-related assets and liabilities	(244)	(581)
Other liabilities	(224)	—
Net cash used in operating activities	(14,182)	(6,556)

Cash flows from investing activities
Net proceeds from sale of majority interest in Isaac Mizrahi brand	45,386	—
Capital contribution to equity method investee	(600)	—
Cash consideration for acquisition of Lori Goldstein assets	—	(3,661)
Purchase of other intangible assets	—	(39)
Purchase of property and equipment	(265)	(1,095)
Net cash provided by (used in) investing activities	44,521	(4,795)

Cash flows from financing activities
Proceeds from exercise of stock options	—	5
Shares repurchased including vested restricted stock in exchange for withholding taxes	(442)	(16)
Cash contribution from noncontrolling interest	—	1,000
Proceeds from revolving loan debt	—	2,498
Proceeds from long-term debt	—	54,000
Payment of deferred finance costs	—	(2,173)
Payment of revolving loan debt	—	(2,498)
Payment of long-term debt	(29,000)	(41,750)
Payment of prepayment, breakage and other fees associated with early extinguishment of long-term debt	(1,511)	(559)
Net cash (used in) provided by financing activities	(30,953)	10,507

Net decrease in cash, cash equivalents, and restricted cash	(614)	(844)

Cash, cash equivalents, and restricted cash at beginning of period	5,222	6,066

Cash, cash equivalents, and restricted cash at end of period	$4,608	$5,222

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$4,608	$4,483
Restricted cash	—	739
Total cash, cash equivalents, and restricted cash	$4,608	$5,222

Supplemental disclosure of non-cash activities:
Contingent obligation related to acquisition of Lori Goldstein assets at fair value	$—	$6,639
Liability for equity-based bonuses and other equity-based payments	$(283)	$(13)

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,032	$1,799
Cash paid during the period for income taxes	$—	$91

See accompanying Notes to Consolidated Financial Statements.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

Currently, the Company’s brand portfolio consists of the LOGO by Lori Goldstein brand (the “Lori Goldstein Brand”), the Halston brands (the “Halston Brand”), the Judith Ripka brands (the "Ripka Brand"), the C Wonder brands (the “C Wonder Brand”), the Longaberger brand (the “Longaberger Brand”), the Isaac Mizrahi brands (the “Isaac Mizrahi Brand”), and other proprietary brands.

●	The Lori Goldstein Brand, Halston Brand, Ripka Brand, and C Wonder Brand are wholly owned by the Company.
●	The Company manages the Longaberger Brand through its 50% ownership interest in Longaberger Licensing, LLC; the Company consolidates Longaberger Licensing, LLC and recognizes noncontrolling interest for the remaining ownership interest held by a third party (see Note 3 for additional details).
●	The Company manages the Q Optix business through its 50% ownership interest in Q Optix, LLC.
●	The Company wholly owned and managed the Isaac Mizrahi Brand through May 31, 2022. On May 31, 2022, the Company sold to a third party a majority interest in a newly-created subsidiary that was formed to hold the Isaac Mizrahi Brand trademarks, but retained a noncontrolling interest in the brand through a 30% ownership interest in IM Topco, LLC and continues to participate in the operations of the business; the Company accounts for its interest in IM Topco, LLC using the equity method of accounting (see Note 3 for additional details).

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

Liquidity and Management’s Plans

The Company incurred net losses of approximately $5.4 million ($25.9 million excluding the gain on sale of a majority interest in the Isaac Mizrahi brand) and $13.0 million during the years ended December 31, 2022 and 2021, respectively, and had an accumulated deficit of approximately $32.8 million and $28.8 million as of December 31, 2022 and 2021, respectively. Included in the net losses were non-cash expenses of approximately $8.2 million and $7.5 million for the years ended December 31, 2022 and 2021, respectively. Net cash used in operating activities was $14.2 million in 2022 and $6.6 million in 2021. The Company had working capital (current assets less current liabilities, excluding the current portion of lease obligations) of approximately $8.8 million and $7.9 million as of December 31, 2022 and 2021, respectively. The Company’s cash and cash equivalents were approximately $4.6 million as of December 31, 2022. The aforementioned factors raise uncertainties about the Company’s ability to continue as a going concern.

Management plans to mitigate an expected shortfall of capital and to support future operations by shifting the business from a wholesale/licensing hybrid model into a licensing plus business model and to divest or restructure the Longaberger brand. In the first quarter of 2023, the Company began to restructure its business operations by entering into new licensing agreements and joint venture arrangements with best-in-class business partners. The Company entered into a new

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

interactive television licensing agreement with America’s Collectibles Network, Inc. d/b/a JTV (“JTV”) for the Ripka Brand, and a separate license with JTV for the Ripka Brand’s e-commerce business. For apparel, similar transactions have recently been executed. In conjunction with the launch of the C Wonder Brand on HSN, the Company licensed the wholesale production operations related to the brand to One Jeanswear Group, LLC (“OJG”); this new license with OJG also includes other new celebrity brands that the Company plans to launch in 2023 and beyond. For the Halston Brand, management plans on entering into a joint venture related to the brand’s wholesale apparel business with another leading apparel manufacturer (the “Halston JV”). The Halston JV will develop an apparel business under the H Halston brand through department stores, e-commerce, and other retailers. The Halston JV will include a wholesale license to Xcel. Management expects the transition of these operating businesses to be completed by second quarter of 2023. Management believes that this evolution of the Company’s operating model will provide the Company with significant cost savings and allow the Company to reduce and better manage its exposure to operating risks. As of March 31, 2023, steps have been taken to reduce payroll costs by $6 million and operating expenses by $7 million over the next twelve months. Further, the Company intends to obtain a line of credit to provide additional capital resources. However, there is no assurance that this line of credit or any other external financing will be obtained.

Based on these recent changes in the Company’s business model, management expects to generate adequate cash flows to meet the Company’s operating and capital expenditure needs, for at least the twelve months subsequent to the filing date of this Annual Report on Form 10-K, and therefore, such conditions and uncertainties with respect to the Company’s ability to continue as a going concern as of December 31, 2022, have subsequently been alleviated.

2.   Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Xcel, its wholly owned subsidiaries, and entities in which Xcel has a controlling financial interest as of and for the years ended December 31, 2022 (the "Current Year") and 2021 (the "Prior Year"). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with the accounting rules under Regulation S-X, as promulgated by the Securities and Exchange Commission (“SEC”). All significant intercompany accounts and transactions have been eliminated in consolidation, and net earnings have been adjusted by the portion of operating results of consolidated entities attributable to noncontrolling interests.

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

●Assumptions used in the valuation of intangible assets, including cash flow estimates for initial determinations of fair value and/or impairment analysis; and
●Stock-based compensation.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

Accounts Receivable

Accounts receivable are reported net of the allowance for doubtful accounts. The allowance for doubtful accounts is based on the Company’s ongoing discussions with its licensees, wholesale and digital customers, and its evaluation of each customer’s payment history, account aging, and financial position.

As of December 31, 2022 and 2021, the Company had $5.1 million and $7.6 million, respectively, of accounts receivable, net of allowances for doubtful accounts of $0.1 million and $1.1 million, respectively. The Company recognized bad debt expense of $0.4 million and $0.1 million for the Current Year and Prior Year, respectively, which was related to the bankruptcy of several retail customers due to the novel coronavirus disease pandemic. The Company wrote-off approximately $1.5 million of such customers’ outstanding receivable balances in the Current Year.

There is no earned revenue that has been accrued but not billed as of December 31, 2022 and 2021.

As of December 31, 2022, approximately $1.7 million of the Company's outstanding receivables were assigned to a third-party agent pursuant to a services agreement entered into during the Current Year, under which the Company assigned, for purposes of collection only, the right to collect certain specified receivables on the Company's behalf and solely for the Company's benefit. Under such agreement, the Company retains ownership of such assigned receivables, and receives payment from the agent (less certain fees charged by the agent) upon the agent's collection of the receivables from customers. During the Current Year, the Company paid approximately $0.05 million in fees to the agent under the aforementioned services agreement.

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

Property and Equipment

Furniture, equipment, and software are stated at cost less accumulated depreciation and amortization, and are depreciated using the straight-line method over their estimated useful lives, generally three (3) to seven (7) years. Depreciation expense for the years ended December 31, 2022 and 2021 was approximately $1.1 million and $1.3 million, respectively.

Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the leases. Betterments and improvements are capitalized, while repairs and maintenance are expensed as incurred.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

As a result of management’s decision to close its brick-and-mortar fine jewelry retail store, the Company recognized a $0.7 million impairment charge in the Prior Year related to furniture and fixtures, equipment, and leasehold improvement assets of the store, and a $0.7 million impairment charge in the Prior Year related to the operating lease right-of-use asset for the store. Separately, the Company recognized impairment charges of $0.3 million in the Current Year related to store fixtures purchased for an apparel program with one of the Company’s retail partners.

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

The Company performed its annual impairment testing as described above for the year ended December 31, 2021, and concluded that there was no impairment of its indefinite-lived intangible asset. The Company subsequently sold its indefinite-lived intangible asset during the Current Year for a gain (see Note 3 for additional details).

Finite-Lived Intangible Assets

The Company’s finite-lived intangible assets, including Trademarks, are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. An impairment loss is recognized if the carrying amount of a finite-lived intangible asset is not recoverable and its carrying amount exceeds its fair value.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

No impairment charges were recorded related to finite-lived intangible assets for the Current Year or Prior Year.

The Company’s finite-lived intangible assets are amortized over their estimated useful lives of three (3) to eighteen (18) years. The Company re-evaluates the remaining useful life of its finite-lived intangible assets on an annual basis, based on consideration of current events and circumstances, the expected use of the asset, and the effects of demand, competition, and other economic factors. No changes were made to the estimated useful lives of intangible assets in the Current Year or Prior Year.

Restricted Cash

Restricted cash was $0.7 million as of December 31, 2021. This balance consisted of cash deposited as collateral for an irrevocable standby letter of credit associated with the lease of the Company’s current corporate office and operating facility at 1333 Broadway, New York City. There was no restricted cash at December 31, 2022, as the aforementioned letter of credit expired and was not renewed.

Investments in Unconsolidated Affiliates

The Company holds a noncontrolling equity interest in IM Topco, LLC, which was entered into during the Current Year (see Note 3 for additional details). This investment is accounted for in accordance with ASC Topic 323, “Investments – Equity Method and Joint Ventures,” as the Company has the ability to exercise significant influence over operating and financial policies but does not control the affiliate. As of December 31, 2022, the carrying value of this investment on the Company’s consolidated balance sheet was $19.2 million. The Company recognizes its share of the ongoing operating results of IM Topco LLC (based on the distribution provisions set forth in the related business venture agreement) as other income (expense) in the accompanying consolidated statement of operations for the Current Year.

The Company also holds a limited partner ownership interest in an unconsolidated affiliate, which was entered into in 2016. This investment is accounted for in accordance with ASC Topic 321, “Investments – Equity Securities,” and is included within other assets on the Company’s consolidated balance sheets at December 31, 2022 and 2021. As of December 31, 2022 and 2021, the carrying value of this investment was $0.1 million. This investment does not have a readily determinable fair value and in accordance with ASC 820-10-35-59, the investment is valued at cost, less impairment, plus or minus observable price changes of an identical or similar investment of the same issuer.

Deferred Finance Costs

The Company previously incurred costs (primarily professional fees and lender underwriting fees) in connection with borrowings under senior secured term loans. Such costs were deferred on the consolidated balance sheet as a reduction to the carrying value of the associated borrowing, and were amortized as interest expense using the effective interest method.

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

December 31, 2022 and 2021

When accounting for asset acquisitions, if any contingent obligations exist and the fair value of the assets acquired are equal to the consideration paid, any contingent obligations are recognized based upon the Company’s best estimate of the amount that will be paid to settle the liability.

The Company recorded contingent obligations in connection with the acquisitions of the Halston Heritage trademarks in 2019 and the LOGO by Lori Goldstein trademarks in 2021. See Note 3 and Note 9 for additional information related to contingent obligations.

Under the applicable accounting guidance, the Company is required to carry such contingent liability balances on its consolidated balance sheet until the measurement period of the earn-out expires and all related contingencies have been resolved.

Revenue Recognition

The Company applies the guidance in ASC Topic 606, “Revenue from Contracts with Customers” to recognize revenue.

Licensing

The Company recognizes revenue continuously over time as it satisfies its continuous obligation of granting access to its licensed intellectual properties, which are deemed symbolic intellectual properties under the applicable revenue accounting guidance. Payments are typically due after sales have occurred and have been reported by the licensees or, where applicable, in accordance with minimum guaranteed payment provisions. The timing of performance obligations is typically consistent with the timing of payments, though there may be differences if contracts provide for advances or significant escalations of contractually guaranteed minimum payments. There were no such differences that would have a material impact on the Company’s consolidated balance sheets at December 31, 2022 and 2021. In accordance with ASC 606-10-55-65, the Company recognizes net licensing revenue at the later of when (1) the subsequent sale or usage occurs or (2) the performance obligation to which some or all of the sales- or usage-based royalty has been allocated is satisfied (in whole or in part). More specifically, the Company separately identifies:

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
(ii)	Contracts for which revenue is recognized based on minimum guaranteed payments using an appropriate measure of progress, in which minimum guaranteed payments are straight-lined over the term of the contract and recognized ratably based on the passage of time, and to which the royalty recognition constraint to the sales-based royalties in excess of minimum guaranteed is applied and such sales-based royalties are recognized to the distinct period only when the minimum guaranteed is exceeded on a cumulative basis (this approach is identified as “View C” by the TRG).

The Company does not typically perform by transferring goods or services to customers before the customer pays consideration or before payment is due, thus the amounts of contract assets as defined by ASC 606-10-45-3 related to licensing contracts were not material as of December 31, 2022 and 2021. The Company’s unconditional right to receive consideration based on the terms and conditions of licensing contracts is presented as accounts receivable on the accompanying consolidated balance sheets. The Company typically does not receive consideration in advance of performance and, consequently, amounts of contract liabilities as defined by ASC 606-10-45-2 related to licensing contracts were not material as of December 31, 2022 and 2021.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

The Company does not disclose the amount attributable to unsatisfied or partially satisfied performance obligations for variable revenue contracts (identified under “View A” above) in accordance with the optional exemption allowed under ASC 606. The Company did not have any revenue recognized in the reporting period from performance obligations satisfied, or partially satisfied, in previous periods. Remaining minimum guaranteed payments for active contracts as of December 31, 2022 are expected to be recognized ratably in accordance with View C over the remaining term of each contract based on the passage of time and through December 2024, subject to renewal or extension upon termination.

Wholesale Sales

The Company generates revenue through the design, sourcing, and sale of branded jewelry and apparel to both domestic and international customers who, in turn, sell the products to the consumer. The Company recognizes revenue within net sales in the accompanying consolidated statements of operations when performance obligations identified under the terms of contracts with its customers are satisfied, which occurs upon the transfer of control of the merchandise in accordance with the contractual terms and conditions of the sale. Shipping to customers is accounted for as a fulfillment activity and is recorded within other selling, general and administrative expenses.

Direct to Consumer Sales

The Company’s revenue associated with its e-commerce businesses is recognized within net sales in the accompanying consolidated statements of operations at the point in time when product is shipped to the customer. Shipping to customers is accounted for as a fulfillment activity and is recorded within other selling, general and administrative expenses. The Company’s revenue related to its brick-and-mortar retail store is recognized within net sales in the accompanying consolidated statements of operations at the point of sale to the customer.

Advertising Costs

All costs associated with production for the Company’s advertising, marketing, and promotion are expensed during the periods when the activities take place. All other advertising costs, such as print and online media, are expensed when the advertisement occurs. The Company incurred approximately $2.6 million and $2.5 million in advertising and marketing costs for the Current Year and Prior Year, respectively, which are included within other selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

The fair value of stock options and warrants is estimated on the date of grant using the Black-Scholes option pricing model. The valuation determined by the Black-Scholes option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the awards and the expected stock price volatility over the terms of the awards. The expected life is based on the estimated average life of options and warrants using the simplified method; the Company utilizes the simplified method to determine the expected life of the options and warrants due to insufficient exercise activity during recent years as a basis from which to estimate future exercise patterns. The risk-free rate is based on the U.S. Treasury rate for the expected term at the time of grant, volatility is based on the historical volatility of the Company’s common stock, and the expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

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

The Company applies the FASB guidance on accounting for uncertainty in income taxes, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also addresses derecognition, classification, interest, and penalties related to uncertain tax positions. The Company has no unrecognized tax benefits as of December 31, 2022 and 2021. Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2019 through December 31, 2022.

The income tax effects of changes in tax laws are recognized in the period when enacted.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Fair Value

ASC Topic 820, “Fair Value Measurement,” defines fair value and establishes a framework for measuring fair value under U.S. GAAP. The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of the Company’s assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities).

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which was subsequently amended in November 2018 through ASU No. 2018-19. This ASU will require entities to estimate lifetime expected credit losses for financial instruments, including trade and other receivables, which will result in earlier recognition of credit losses. Subsequently, the FASB issued additional guidance in ASU No. 2019-05 in May 2019, ASU No. 2019-10 and 2019-11 in November 2019, ASU No. 2020-02 in February 2020, and ASU No. 2022-02 in March 2022. Among other things, the additional guidance deferred the application of the new guidance on credit losses for smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows, and financial condition when it is adopted during the first quarter of 2023.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Recently Adopted Accounting Pronouncements

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

The Company adopted ASU No. 2021-10, “Government Assistance (Topic 823): Disclosures by Business Entities about Government Assistance.” This ASU requires certain financial statement disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. As this ASU only affects financial statement disclosures, the adoption of this guidance did not have any impact on the Company’s results of operations, cash flows, or financial condition.

3. Acquisitions, Divestitures and Variable Interest Entities

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

In addition to the consideration described above, the Seller is eligible to earn additional consideration of up to $12.5 million (the “Lori Goldstein Earn-Out”), which would be payable, in cash, within 45 days after the end of each applicable calendar year during the six calendar year period commencing 2021 in an amount equal to 75% percent of the Royalty Contribution (as defined in the Asset Purchase Agreement) for such calendar year. The Company recorded a contingent obligation of $6.6 million related to the Lori Goldstein Earn-Out, based on the difference between the fair value of the acquired assets of the LOGO by Lori Goldstein brand and the total consideration paid, in accordance with the guidance in ASC Subtopic 805-50. Based on the performance of the Lori Goldstein brand through December 31, 2022, approximately $0.2 million of additional consideration has been earned and is payable to the Seller in 2023.

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

statements of operations. The Lori Goldstein trademarks are being amortized on a straight-line basis over their expected useful life of four years.

Upon the consummation of the acquisition of the LOGO by Lori Goldstein brand as described above, the Company incurred cash bonuses totaling $175,000 to certain members of the Company’s senior management, such success-related bonuses having been approved by the Board of Directors on March 18, 2021. These bonuses were expensed on the Closing Date and were subsequently paid in May 2021.

Additionally, concurrent with the acquisition, the Company also entered into a 10-year employment agreement with the Shareholder to serve as the LOGO by Lori Goldstein brand’s Chief Creative Officer and Spokesperson, with a base salary of $0.9 million per annum through December 31, 2021 and $1.2 million per annum thereafter, and the opportunity to earn additional incentives based on the future net royalties related to the brand. Further, the Company concurrently entered into a consulting agreement with the Seller to provide creative advice and consultation, for a fee of $0.6 million per annum through December 31, 2021 and $0.8 million per annum thereafter. The Company therefore recognized $1.2 million and $0.9 million of salary expense within salaries, benefits and employment taxes in the accompanying consolidated statements of operations, and $0.8 million and $0.6 million of consulting expense within other selling, general and administrative expenses in the accompanying consolidated statements of operations, in the Current Year and Prior Year, respectively, related to such agreements.

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

The purchase price paid by WHP to the Company at the closing of the transaction in exchange for the 70% membership interest in IM Topco consisted of $46.2 million in cash. Pursuant to the purchase agreement, the Company will also be entitled to receive an “earn-out” payment in the amount of $2.0 million if, during the period from January 1, 2023 through December 31, 2023, (i) IM Topco receives Net Royalty Revenue (as defined in the purchase agreement) in an amount equal to or greater than $17.5 million and (ii) IM Topco generates EBITDA (as defined in the purchase agreement) in an amount equal to or greater than $11.8 million. Additionally, in the event that IM Topco receives less than $13.347 million in aggregate royalties for any four consecutive calendar quarters over a three-year period ending on the third anniversary of the closing, WHP will be entitled to receive from the Company up to $16 million, less all amounts of net cash flow distributed to WHP for such period, as an adjustment to the purchase price, payable in either cash or equity interests in IM Topco held by the Company. Based on IM Topco’s earnings from May 31, 2022 through December 31, 2022 and the applicable distribution provisions, WHP earned $4.32 million in cash flow, which reduces the potential purchase price adjustment to $11.68 million.

In connection with the aforementioned membership purchase agreement, on May 31, 2022, the Company and WHP entered into an Amended and Restated Limited Liability Company Agreement of IM Topco (the “Business Venture Agreement”) governing the operation of IM Topco as a partnership between the Company and WHP following the closing. Pursuant to the Business Venture Agreement, IM Topco is managed by a single Manager appointed by the vote of a majority-in-interest of IM Topco’s members, and WHP serves as the sole Manager of IM Topco. The Business Venture Agreement contains customary provisions for the governance of a partnership, including with respect to decision making, access to information, restrictions on transfer of interests, and covenants.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Pursuant to the Business Venture Agreement, IM Topco’s Net Cash Flow (as defined in the agreement) shall be distributed to the members during each fiscal year no less than once per fiscal quarter, as follows:

(i)	first, 100% to WHP, until WHP has received an aggregate amount during such fiscal year equal to $8,852,000;
(ii)	second, 100% to Xcel, until Xcel has received an aggregate amount during such fiscal year equal to $1,316,200; and
(iii)	thereafter, in proportion to the members’ respective ownership interests.

The amounts described in (i) and (ii) above are subject to adjustment in certain circumstances as set forth in the Business Venture Agreement.

The Company also entered into a number of other related agreements on May 31, 2022 in connection with the transaction, as described below:

●	The Company entered into a services agreement with IM Topco, pursuant to which the Company will provide certain design and support services (including assistance with the operations of the interactive television business and related talent support) to IM Topco in exchange for payments of $0.3 million per fiscal year.
●	The Company entered into a license agreement with IM Topco, pursuant to which IM Topco granted the Company a license to use certain Isaac Mizrahi trademarks on and in connection with the design, manufacture, distribution, sale, and promotion of women’s sportswear products in the United States and Canada during the term of the agreement, in exchange for the payment of royalties in connection therewith. The initial term of this agreement ends December 31, 2026, and provides guaranteed royalties of $0.4 million per year to IM Topco.
●	The Company’s licensing agreement with Qurate Retail Group related to the Isaac Mizrahi Brand (see Note 5) was assigned to IM Topco as of May 31, 2022.
●	The Company’s employment agreement with Mr. Mizrahi and the Company’s services agreement with Laugh Club (see Note 11) were transferred to IM Topco. In addition, all 522,500 unvested shares of restricted stock of the Company held by Mr. Mizrahi (for which all stock-based compensation expense had been previously recognized in prior periods) were immediately vested, with 240,000 of such shares being surrendered for cancellation in satisfaction of withholding tax obligations. In addition, the Company issued 33,557 additional shares of common stock of the Company (valued at $50,000) to Mr. Mizrahi, which vested immediately, and made a $100,000 cash payment to Mr. Mizrahi.

Management assessed and evaluated the ownership structure and other terms of the May 27, 2022 membership purchase agreement and Business Venture Agreement, as well as considered the Company’s continuing involvement with the Isaac Mizrahi Brand through the aforementioned services agreement and licensing agreement, and concluded that (i) IM Topco is not a Variable Interest Entity under ASC Topic 810, and (ii) the Company has significant influence over, but does not control, IM Topco. As such, on May 31, 2022, the Company de-recognized the carrying amount of the Isaac Mizrahi Brand trademarks of $44.5 million and recognized the fair value of its retained interest in IM Topco of approximately $19.8 million as an equity method investment on the accompanying consolidated balance sheet. The fair value of the Company’s retained interest was determined by applying the Company’s ownership percentage to the implied enterprise value of IM Topco, which was calculated based on the price paid by WHP for the 70% controlling interest, as the May 31, 2022 sale transaction was considered an arms-length transaction between knowledgeable market participants and the most relevant and reasonable indication of value to utilize. The inputs and assumptions for this nonrecurring fair value measurement are classified as Level 3 within the fair value hierarchy defined in ASC Topic 820.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

The Company incurred approximately $0.9 million of expenses directly related to this transaction, including legal fees and agent fees, of which $0.1 million of the agent fees were paid through the issuance of 65,275 shares of the Company’s common stock, which were recognized as a reduction to the gain from the transaction. The Company recognized a net pre- tax gain from the transaction of $20.6 million, which is classified as other income in the consolidated statement of operations for the Current Year.

In addition to the amounts described above, the Company’s Board of Directors awarded cash bonuses totaling approximately $1.0 million to certain members of the Company’s senior management. These bonuses are included in Salaries, benefits and employment taxes in the accompanying consolidated statement of operations for Current Year.

During the Current Year subsequent to the May 27, 2022 transaction, the Company made a capital contribution to IM Topco of $0.6 million in cash, which did not change the Company’s noncontrolling ownership interest of 30%.

The Company accounts for its interest in the ongoing operations of IM Topco as other income (expense) under the equity method of accounting. The Company recognized an equity method loss of approximately $1.2 million related to its investment for the year ended December 31, 2022, based on the aforementioned distribution provisions and preferences set forth in the Business Venture Agreement.

Summarized financial information for IM Topco for the period commencing May 31, 2022 (the date of the sale of a majority interest in IM Topco) through December 31, 2022 is as follows:

($ in thousands)
Revenues	$7,791
Gross profit	7,791
Income from continuing operations	317
Net income	317

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

During the Prior Year, the Members made capital contributions to LL of $1.0 million each in order to fund LL’s working capital requirements. This resulted in increases to the carrying value of Hilco Global’s noncontrolling interest in LL for the Prior year of $1.0 million. The impacts of Xcel’s capital contributions were eliminated in consolidation.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

4.   Trademarks and Other Intangibles

Trademarks and other intangibles, net consist of the following:

	Weighted
	Average	December 31, 2022
	Amortization	Gross Carrying	Accumulated	Net Carrying
($ in thousands)	Period	Amount	Amortization	Amount
Trademarks (finite-lived)	15 years	68,880	21,346	47,534
Copyrights and other intellectual property	8 years	429	298	131
Total		$69,309	$21,644	$47,665

	Weighted
	Average	December 31, 2021
	Amortization	Gross Carrying	Accumulated	Net Carrying
($ in thousands)	Period	Amount	Amortization	Amount
Trademarks (indefinite-lived)	n/a	$44,500	$—	$44,500
Trademarks (finite-lived)	15 years	68,880	15,268	53,612
Non-compete agreement	7 years	562	562	—
Copyrights and other intellectual property	8 years	429	237	192
Total		$114,371	$16,067	$98,304

During the Current Year, the Company sold its $44.5 million of indefinite-lived trademarks related to the Isaac Mizrahi Brand (see Note 3 for details). Also during the Current Year, the Company retired its intangible asset for a non-compete agreement related to the Halston Brand, as such intangible asset had reached the end of its estimated useful life and had become fully amortized.

Amortization expense for intangible assets for the Current Year and Prior Year was approximately $6.1 million and $5.6 million, respectively.

Estimated future amortization expense related to finite-lived intangible assets over the remaining useful lives is as follows:

($ in thousands)	Amortization
Year Ending December 31,	Expense
2023	$6,140
2024	6,120
2025	4,177
2026	3,533
2027	3,507
Thereafter (through 2036)	24,188
Total	$47,665

5.   Significant Contracts

Qurate Agreements

Through its wholly owned subsidiaries, the Company has direct-to-retail license agreements with Qurate Retail Group (“Qurate”), pursuant to which the Company designs, and Qurate sources and sells, various products under the LOGO by Lori Goldstein brand, the Longaberger brand, and the Judith Ripka brand. These agreements include, respectively, the LOGO Qurate Agreement, Longaberger Qurate Agreement, and the Ripka Qurate Agreement. The Company was also previously a party to similar agreements with Qurate related to the Isaac Mizrahi brand (the IM Qurate Agreement) and the H by Halston brand (the H Qurate Agreement). Qurate owns the rights to all designs produced under the aforementioned

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

agreements (collectively, the “Qurate Agreements”), and the Qurate Agreements include the sale of products across various categories through Qurate’s television media (including QVC and HSN) and related internet sites.

Pursuant to the agreements, the Company granted to Qurate and its affiliates the exclusive, worldwide right to promote the Company’s branded products, and the right to use and publish the related trademarks, service marks, copyrights, designs, logos, and other intellectual property rights owned, used, licensed, and/or developed by the Company, for varying terms as set forth below.

	Current Term	Automatic	Xcel Commenced	QVC Product
Agreement	Expiry	Renewal	Brand with QVC	Launch
LOGO Qurate Agreement	November 1, 2023	one-year period	April 2021	2009
Longaberger Qurate Agreement	October 31, 2023	two-year period	November 2019	2019
Ripka Qurate Agreement	*	not applicable	April 2014	1999
IM Qurate Agreement	**	not applicable	September 2011	2010
H Qurate Agreement	***	not applicable	January 2015	2015

* On August 30, 2022, Qurate and the Company amended the Ripka Qurate Agreement such that the license period was terminated effective December 31, 2021. Effective January 1, 2022, the agreement entered a sell-off period, under which Qurate may continue to license the Ripka brand on a non-exclusive basis for as long as necessary to sell off any of its remaining inventory.

** On May 31, 2022, in connection with the sale of a majority interest in the Isaac Mizrahi brand to WHP, this agreement was assigned to IM Topco, LLC. See Note 3 for additional details.

*** In the fourth quarter of 2020, the Company transitioned and discontinued licensing of the H Halston brand to Qurate. The Company began wholesale supply sales of the H Halston products under arrangements with HSN and certain Qurate global affiliates and other unrelated interactive television networks.

In connection with the Qurate Agreements and during the same periods, Qurate and its subsidiaries have the exclusive, worldwide right to use the names, likenesses, images, voices, and performances of the Company’s spokespersons to promote the respective products.

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

Net licensing revenue from Qurate totaled $11.4 million and $18.8 million for the Current Year and Prior Year, respectively, representing approximately 44% and 50% of the Company’s total net revenue, respectively. As of December 31, 2022 and 2021, the Company had receivables from Qurate of $0.9 million and $3.5 million, representing approximately 17% and 46% of the Company’s accounts receivable, respectively. The December 31, 2022 and 2021 Qurate receivables did not include any earned revenue accrued but not yet billed as of the respective balance sheet dates.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

6.   Debt

The Company’s net carrying amount of debt was comprised of the following:

	December 31,	December 31,
($ in thousands)	2022	2021
Term loan debt	$—	$29,000
Unamortized deferred finance costs related to term loan debt	—	(969)
Total	—	28,031
Current portion of debt	—	2,500
Long-term debt	$—	$25,531

On May 31, 2022, the Company used $30.1 million of the proceeds received from the transaction related to the Isaac Mizrahi Brand (see Note 3) to repay all amounts outstanding under the December 30, 2021 term loan agreement with First Eagle Alternative Credit Agent, LLC (“FEAC”) described below, consisting of $28.4 million in principal amount, a $1.4 million prepayment fee, and approximately $0.3 million in interest and related expenses. As a result, the Company recognized a loss on early extinguishment of debt of approximately $2.3 million during the Current Year, consisting of approximately $1.4 million of debt prepayment premium, the immediate write-off of approximately $0.8 million of unamortized deferred finance costs, and approximately $0.1 million of other costs.

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

April 2021 Term Loan Debt

On April 14, 2021, Xcel, as Borrower, and its wholly-owned subsidiaries entered into a new loan and security agreement with BHI as administrative agent and collateral agent, FEAC as co-collateral agent, and the financial institutions party thereto as lenders. Pursuant to this loan agreement, the lenders made two term loans: (1) a term loan in the amount of $10.0 million and (2) a term loan in the amount of $15.0 million. These two term loans bore interest at “LIBOR” plus 4.0% per annum, and “LIBOR” plus 8.0% per annum, respectively, with “LIBOR” defined as the greater of (a) the rate of interest per annum for deposits in dollars for an interest period equal to one month as published by ICE Benchmark Administration Limited or a comparable or successor quoting service at approximately 11:00 a.m. (London time) on such date of determination or (b) 1.0% per annum. This loan agreement also provided that the lenders make available to Xcel a revolving loan facility in an amount up to $4.0 million on a discretionary basis, but not to exceed 85% of the amount of eligible accounts receivable, as defined.

Management assessed and determined that the April 2021 loan agreement resulted in an extinguishment of the previous term loan debt, and accordingly recognized a loss of approximately $0.8 million (consisting of $0.1 million of unamortized deferred finance costs and $0.7 million of breakage fees owed to the old lender under the terms of the previous debt agreement) during the Prior Year.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Upon entering into the April 2021 loan agreement, Xcel paid a 2.5% closing fee in the amount of $0.6 million to the administrative agent for the benefit of each lender having a term loan commitment; the Company also paid approximately $0.6 million of various legal and other fees in connection with the execution of the loan agreement. These fees and costs totaling approximately $1.2 million were deferred on the Company’s balance sheet as a reduction of the carrying value of the term loan debt, to be subsequently amortized to interest expense over the term of the debt using the effective interest method.

Under the April 2021 loan agreement, the debt was to mature on April 14, 2025, with principal payable in 16 quarterly installments of $625,000 on each of March 31, June 30, September 30, and December 31 of each year, commencing on June 30, 2021 and ending on March 31, 2025, with a final payment of $15.0 million on the maturity date of April 14, 2025. The Company made the required principal payments on June 30, 2021 and September 30, 2021 (totaling $1.25 million) as scheduled.

The Company, BHI, FEAC, and the lenders subsequently amended the April 2021 loan agreement multiple times during 2021 – on August 12, 2021, September 29, 2021, and November 12, 2021. While these amendments modified financial covenants and/or adjusted the maximum amount available under the revolving loan facility, there were no changes made to the total principal balance, interest rate, maturity date, or any other terms of the loan agreement.

December 2021 Term Loan Debt

On December 30, 2021, Xcel, as Borrower, and its wholly-owned subsidiaries entered into a new loan and security agreement with FEAC, as lead arranger and as administrative agent and collateral agent, and the financial institutions party thereto as lenders. Pursuant to this loan agreement, the lenders made a term loan in the aggregate amount of $29.0 million. This term loan bore interest at “LIBOR” plus 7.5% per annum, with “LIBOR” defined as the greater of (a) the rate of interest per annum for deposits in dollars for an interest period equal to three months as published by Bloomberg or a comparable or successor quoting service at approximately 11:00 a.m. (London time) two business days prior to the last business day of each calendar month and (b) 1.0% per annum. The December 2021 loan agreement also provides that Xcel may request the lenders make incremental term loans of up to $25.0 million, with the terms and conditions of any such incremental term loans to be agreed in an amendment to the agreement prior to funding.

Management assessed and determined that the December 2021 loan agreement resulted in an extinguishment of the April 2021 term loan debt, and accordingly recognized a loss of approximately $0.74 million (consisting of $0.92 million of unamortized deferred finance costs and $(0.18) of net fees owed to BHI less refunds of certain costs related to the April 2021 term loan debt) during the Prior Year.

Upon entering into the December 2021 loan agreement, Xcel paid a 1.75% closing fee to FEAC for the benefit of the lenders; the Company also paid approximately $0.5 million of various legal and other fees in connection with the execution of the loan agreement. These fees and costs totaling approximately $0.97 million were deferred on the Company’s balance sheet as of December 31, 2021 as a reduction of the carrying value of the term loan debt, to be subsequently amortized to interest expense over the term of the debt using the effective interest method.

The December 2021 term loan was to mature on April 14, 2025. Principal on this debt was payable in quarterly installments of $625,000 on each of March 31, June 30, September 30 and December 31 of each year, commencing on March 31, 2022 and ending on March 31, 2025, with a final payment of $20,875,000 on the maturity date of April 14, 2025.

Under the December 2021 loan agreement, Xcel had the right upon thirty (30) days prior written notice to prepay all or any portion of the term loan debt and accrued and unpaid interest thereon. Based on the terms of the loan agreement, when the term loan was repaid in full on May 31, 2022, Xcel was required to pay a prepayment premium of five percent (5.00%), which amounted to approximately $1.4 million.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Xcel also granted the lenders a right of first offer to finance any acquisition for which the consideration therefore will be paid other than by cash, the issuance of equity interests of Xcel, or the issuance of notes to the applicable seller.

The various term loan agreements described above also contained customary covenants, including reporting requirements, trademark preservation, and certain financial covenants (on a consolidated basis with Xcel and its wholly-owned subsidiaries); the Company was in compliance with all applicable covenants under the respective loan agreements as of and for all periods presented in the financial statements.

For the Current Year and Prior Year, the Company incurred interest expense of approximately $1.2 million and $1.9 million, respectively, related to term loan debt. The effective interest rate related to term loan debt was approximately 9.8% and 8.7% for the Current Year and Prior Year, respectively.

Revolving Loan Debt

Under the terms of the April 2021 loan agreement discussed above, the lenders made a revolving loan facility available to Xcel. On June 24, 2021, Xcel borrowed $1.5 million under the aforementioned revolving loan facility, and on September 30, 2021, Xcel borrowed $998,000 under the revolving loan facility. Xcel repaid the outstanding balance in full on December 30, 2021. The revolving loan facility bore interest at a rate of 4.75% per annum, and the Company incurred related interest expense of approximately $0.1 million for the Prior Year. As of December 31, 2021, the Company no longer had access to a revolving loan facility under the terms of the new loan agreement entered into on December 30, 2021.

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

Stock-Based Compensation

Total expense recognized for all forms of stock-based compensation was approximately $0.72 million in both the Current Year and Prior Year. Of the Current Year expense amount, approximately $0.41 million related to employees and approximately $0.31 million related to directors and consultants; approximately $0.62 million was recorded as an operating cost and approximately $0.10 million was recorded as a reduction to other income. Of the Prior Year expense amount, approximately $0.55 million related to employees and approximately $0.17 million related to directors and consultants; all of the Prior Year expense amount was recorded as an operating cost.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Stock Options

Options granted under the Company’s equity incentive plans expire at various times – either five, seven, or ten years from the date of grant, depending on the particular grant.

A summary of the Company’s stock option activity for the Current Year is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding at January 1, 2022	5,630,970	$2.25	5.46	$—
Granted	605,850	1.61
Canceled	—	—
Exercised	—	—
Expired/Forfeited	(622,510)	2.81
Outstanding at December 31, 2022, and expected to vest	5,614,310	$2.12	4.76	$—
Exercisable at December 31, 2022	1,916,810	$2.89	1.75	$—

Current Year stock option grants were as follows:

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

Prior Year stock option grants were as follows:

On March 15, 2021, the Company granted options to purchase an aggregate of 365,390 shares of common stock to various employees. The exercise price of the options is $1.86 per share, and all options vested immediately on the date of grant.

On April 1, 2021, the Company granted options to purchase an aggregate of 125,000 shares of common stock to non-management directors. The exercise price of the options is $1.93 per share. One-half of the options vested on April 1, 2022, and the remaining half of the options will vest on April 1, 2023.

On July 1, 2021, the Company granted options to purchase an aggregate of 20,000 shares of common stock to a member of management. The exercise price of the options is $2.76 per share. One-half of the options vested on June 1, 2022, and the remaining half of the options will vest on June 1, 2023.

On August 13, 2021, the Company granted options to purchase an aggregate of 10,000 shares of common stock to an employee. The exercise price of the options is $2.00 per share. One-half of the options were to vest on August 13, 2022, with the remaining half of the options to vest on August 13, 2023, but all of these options were forfeited when the employee left the Company in the Current Year.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

The fair value of the options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

Year Ended December 31,
	2022	2021
Expected Volatility	57.14 – 92.65%	29.49 – 82.99%
Expected Dividend Yield	—%	—%
Expected Life (Term, in years)	0.67 – 3.25	2.5 – 3.25
Risk-Free Interest Rate	1.60 – 2.80%	0.24 – 0.52%

Compensation expense related to stock options for the Current Year and Prior Year was approximately $0.5 million and $0.3 million, respectively. Total unrecognized compensation expense related to unvested stock options (excluding stock options with performance-based vesting) at December 31, 2022 amounts to approximately $0.1 million and is expected to be recognized over a weighted average period of 1.12 years.

Of the total stock options outstanding at December 31, 2022, the vesting of 3,500,000 options is contingent upon the Company’s common stock achieving certain target prices as follows:

Target Prices	Number of Options Vesting
$3.00	1,000,000
$5.00	850,000
$7.00	700,000
$9.00	550,000
$11.00	400,000

As of December 31, 2022, none of these 3,500,000 performance-based stock options have vested, and no compensation expense has been recorded related to such options.

The following table summarizes the Company’s stock option activity for non-vested options for the Current Year:

		Weighted
		Average
	Number of	Grant Date
	Options	Fair Value
Balance at January 1, 2022	3,873,334	$0.07
Granted	605,850	0.79
Vested	(771,684)	0.72
Forfeited or Canceled	(10,000)	1.09
Balance at December 31, 2022	3,697,500	$0.05

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Warrants

Warrants granted by the Company expire at various times – either five, seven, or ten years from the date of grant, depending on the particular grant.

A summary of the Company’s warrant activity for the Current Year is as follows:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	(in Years)	Value
Outstanding and exercisable at January 1, 2022	116,065	$3.15	2.57	$—
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding and exercisable at December 31, 2022	116,065	$3.15	1.57	$—

No compensation expense was recorded in the Current Year or Prior Year related to warrants.

Stock Awards

A summary of the Company’s restricted stock activity for the Current Year is as follows:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2022	815,833	$4.00
Granted	347,623	1.58
Canceled	—	—
Vested	(830,123)	3.11
Expired/Forfeited	—	—
Outstanding at December 31, 2022	333,333	$3.71

Current Year stock award grants were as follows:

On April 20, 2022, the Company issued an aggregate of 50,000 shares of common stock to non-management directors, which vest evenly over two years, of which 50% shall vest on April 20, 2023, and 50% shall vest on April 20, 2024.

On April 20, 2022, the Company issued 20,064 shares of common stock to a consultant, which vested immediately.

On May 31, 2022, the Company issued 65,275 shares of common stock to a consultant in connection with the transaction related to the Isaac Mizrahi Brand (see Note 3); these shares vested immediately.

On May 31, 2022, the Company issued 33,557 shares of common stock to Isaac Mizrahi, which vested immediately (see Note 3 for additional details).

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Additionally, on April 20, 2022, the Company issued 178,727 shares of common stock to a member of senior management as payment for a performance bonus earned in 2021. These shares vested immediately. The Company had previously recognized compensation expense of approximately $0.28 million in the Prior Year to accrue for this performance bonus.

Prior Year stock award grants were as follows:

On April 1, 2021, the Company issued an aggregate of 50,000 shares of stock to non-management directors, which vest evenly over two years. One-half of the shares vested on April 1, 2022, and the remaining half shall vest on April 1, 2023.

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

Additionally, on May 7, 2021, the Company issued 181,179 shares of common stock to a member of senior management as payment for a performance bonus earned 2020. These shares vested immediately. The Company recognized compensation expense of approximately $0.3 million in 2020 to accrue for this performance bonus.

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

Total compensation expense related to stock awards for the Current Year and Prior Year (inclusive of the amounts detailed above) was approximately $0.3 million and $0.4 million, respectively. Total unrecognized compensation expense related to unvested restricted stock grants at December 31, 2022 amounts to $0.1 million and is expected to be recognized over a weighted average period of 1.10 years.

The following table provides information with respect to restricted stock purchased and retired by the Company during the Current Year and Prior Year:

			Number of
			Shares
			Purchased as
			Part of
	Total Number	Actual	Publicly	Fair value of
	of Shares	Price Paid	Announced	Re-Purchased
Date	Purchased	per Share	Plan	Shares
April 20, 2022 (i)	53,882	1.57	—	84,000
May 31, 2022 (i)	240,000	1.49	—	358,000
Total 2022	293,882	$1.50	—	$442,000

October 29, 2021 (i)	9,187	1.73	—	16,000
Total 2021	9,187	$1.73	—	$16,000
(i)	The shares were exchanged from employees and directors in connection with the income tax withholding obligations on behalf of such employees and directors from the vesting of restricted stock or the receipt of stock awards. The 2011 Plan and 2021 Plan allow for award holders to surrender vested shares to cover withholding tax liabilities.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Shares Available Under the Company’s Equity Incentive Plans

At December 31, 2022, there were 3,291,909 shares of common stock available for award grants under the 2021 Plan.

Shares Reserved for Issuance

At December 31, 2022, there were 9,022,284 shares of common stock reserved for issuance, including 5,316,025 shares reserved pursuant to unexercised warrants and stock options previously granted under the 2011 Plan, 414,350 shares reserved pursuant to unexercised stock options granted under the 2021 Plan, and 3,291,909 shares available for issuance under the 2021 Plan.

Dividends

The Company has not paid any dividends to date.

8. Earnings (Loss) Per Share

The following table is a reconciliation of the numerator and denominator of the basic and diluted net loss per share computations for the years ended December 31, 2022 and 2021:

	Year Ended
	December 31,
	2022	2021
Numerator:
Net loss attributable to Xcel Brands, Inc. stockholders (in thousands)	$(4,018)	$(12,184)

Denominator:
Basic weighted average number of shares outstanding	19,624,669	19,455,987
Add: Effect of warrants	—	—
Add: Effect of stock options	—	—
Diluted weighted average number of shares outstanding	19,624,669	19,455,987

Basic net loss per share	$(0.20)	$(0.63)
Diluted net loss per share	$(0.20)	$(0.63)

As a result of the net loss presented for the Current Year and Prior Year, the Company calculated diluted loss per share using basic weighted-average shares outstanding for both years, as utilizing diluted shares would be anti-dilutive to loss per share.

The computation of basic and diluted loss per share excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Year Ended
	December 31,
	2022	2021
Stock options	5,614,310	5,630,970
Warrants	116,065	116,065
Total	5,730,375	5,747,035

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

9.   Commitments and Contingencies

Leases

The Company has an operating lease for its corporate offices and operations facility, as well as certain equipment with a term of 12 months or less. The Company is currently not a party to any finance leases.

The Company's real estate leases have remaining lease terms between approximately 5 to 7 years. As of December 31, 2022, the weighted average remaining lease term was 5.0 years and the weighted average discount rate was 6.25%.

The Company leases office space under an operating lease agreement related to the Company’s main headquarters located in New York City. This lease commenced on March 1, 2016 and expires on October 30, 2027. This lease requires the Company to pay additional rents related to increases in certain taxes and other costs on the property.

The Company also has an operating lease for its former retail store location in Westchester, New York, which was closed in the Current Year. This lease shall expire on January 31, 2029; however, the Company is currently in the process of negotiating the termination of this lease. The Company recorded an impairment charge of $0.7 million to fully impair the remaining balance of the right-of-use asset for this lease in the Prior Year.

The Company had an operating lease for its former corporate offices and operations facility, which was subleased to a third-party subtenant through February 27, 2022, and the Company's lease of this office space expired by its terms on February 28, 2022.

For the years ended December 31, 2022 and 2021, total lease expense included in selling, general and administrative expenses on the Company's consolidated statements of operations was approximately $1.6 million and $1.7 million, respectively. The Company’s total lease costs for the years ended December 31, 2022 and 2021 were comprised of the following:

($ in thousands)	2022	2021
Operating lease cost	$1,474	$2,047
Short-term lease cost	55	68
Variable lease cost	217	178
Sublease income	(104)	(622)
Total lease cost	$1,642	$1,671

Cash paid for amounts included in the measurement of operating lease liabilities was $1.7 million and $2.0 million in the Current Year and Prior Year, respectively. Cash received from subleasing was $0.1 million and $0.7 million in the Current Year and Prior Year, respectively.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

As of December 31, 2022, the maturities of lease liabilities were as follows:

($ in thousands)
2023	$1,678
2024	1,711
2025	1,711
2026	1,711
2027	1,452
Thereafter (through 2028)	158
Total lease payments	8,421
Less: Discount	1,206
Present value of lease liabilities	7,215
Current portion of lease liabilities	1,376
Non-current portion of lease liabilities	$5,839

Employment Agreements

The Company has employment contracts with certain executives and key employees. The future minimum payments under these contracts are as follows:

Employment
($ in thousands)	Contract
Year Ended December 31,	Payments
2023	$4,313
2024	2,150
2025	2,150
2026	2,150
2027	2,150
Thereafter	6,988
Total future minimum employment contract payments	$19,901

In addition to the employment contract payments stated above, the Company’s employment contracts with certain executives and key employees contain performance-based bonus provisions. These provisions include bonuses based on the Company achieving revenues in excess of established targets and/or on operating results.

Certain of the employment agreements contain severance and/or change in control provisions. Aggregate potential severance compensation amounted to approximately $3.6 million as of December 31, 2022.

Contingent Obligation – Halston Heritage Earn-Out

In connection with the February 11, 2019 purchase of the Halston Heritage trademarks from the H Company IP, LLC (“HIP”), the Company agreed to pay HIP additional consideration (the “Halston Heritage Earn-Out”) of up to an aggregate of $6.0 million, based on royalties earned from 2019 through December 31, 2022. This additional consideration would have been payable in shares of common stock of the Company. The Halston Heritage Earn-Out of $0.9 million was recorded as a long-term liability on February 11, 2019 and as of December 31, 2021, based on the difference at the date of acquisition between the fair value of the acquired assets of the Halston Heritage Trademarks and the total consideration paid.

The final royalty target year ended on December 31, 2022, and HIP ultimately did not earn any additional consideration based on the formula set forth in the related asset purchase agreement. As such, during the year ended December 31, 2022, the Company recorded a $0.9 million gain on the reduction of contingent obligations in the accompanying consolidated

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

statement of operations. As of December 31, 2022, there were no amounts remaining under the Halston Heritage Earn-Out.

Contingent Obligation – Lori Goldstein Earn-Out

In connection with the April 1, 2021 purchase of the Lori Goldstein trademarks (see Note 3 for additional information), the Company agreed to pay the seller additional cash consideration of up to $12.5 million, based on royalties earned during the six calendar year period commencing in 2021. The Lori Goldstein Earn-Out of $6.6 million is recorded as a liability in the accompanying consolidated balance sheets, based on the difference between the fair value of the acquired assets of the Lori Goldstein brand and the total consideration paid, in accordance with the guidance in ASC Subtopic 805-50. Based on the performance of the Lori Goldstein brand through December 31, 2022, approximately $0.2 million of additional consideration has been earned and is payable to the Seller in 2023. At December 31, 2022, $0.2 million of the balance is recorded as a current liability and $6.4 million is recorded as a long-term liability; at December 31, 2021, the entire balance was recorded as a long-term liability.

Contingent Obligation – Isaac Mizrahi Transaction

In connection with the May 31, 2022 transaction related to the sale of a majority interest in the Isaac Mizrahi Brand (see Note 3 for additional information), the Company has agreed with WHP that, in the event that IM Topco receives less than $13.3 million in aggregate royalties for any four consecutive calendar quarters over a three-year period ending on May 31, 2025, WHP will be entitled to receive from the Company up to $16 million, less all amounts of net cash flow distributed to WHP on an accumulated basis, as an adjustment to the purchase price previously paid by WHP. Such amount would be payable by the Company in either cash or equity interests in IM Topco held by the Company. No amount has been recorded in the accompanying consolidated balance sheets related to this contingent obligation, and management believes the likelihood of any such payment is remote. Based on IM Topco’s earnings from May 31, 2022 through December 31, 2022 and the applicable distribution provisions, WHP earned $4.32 million in cash flow, which reduces the potential purchase price adjustment to $11.68 million.

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

Other Matters

On November 22, 2022, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that the minimum bid price per share for its common stock fell below $1.00 for a period of 30 consecutive business days. Therefore, the Company did not meet the minimum bid price requirement set forth in the Nasdaq Listing Rules.

The letters also state that pursuant to Nasdaq Listing Rules 5810(c)(3)(A), the Company will be provided 180 calendar days to regain compliance with the minimum bid price requirement, or until May 22, 2022.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company can regain compliance if, at any time during the Tolling Period or such 180-day period, the closing bid price of the Company’s common stock is at least $1.00 for a minimum period of 10 consecutive business days. If by May 22, 2023, the Company does not regain compliance with the Nasdaq Listing Rules, the Company may be eligible for additional time to regain compliance pursuant to Nasdaq Listing

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Rule 5810(c)(3)(A)(ii). To qualify, the Company would need to submit a transfer application and a $5,000 application fee. The Company would also need to provide written notice to Nasdaq of its intention to cure the minimum bid price deficiency during the second compliance period by effecting a reverse stock split, if necessary. As part of its review process, the Nasdaq staff will make a determination of whether it believes the Company will be able to cure this deficiency. Should the Nasdaq staff conclude that the Company will not be able to cure the deficiency, or should the Company determine not to submit a transfer application or make the required representation, Nasdaq will provide notice that the Company’s shares of common stock will be subject to delisting.

If the Company does not regain compliance within the allotted compliance period, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company’s shares of common stock will be subject to delisting from the Nasdaq Global Market. At such time, the Company may appeal the delisting determination to a hearings panel.

The Company intends to monitor its closing bid price and the market value of its publicly held common stock between now and May 22, 2023, and will consider available options to resolve the Company’s noncompliance with the minimum bid price requirement, as may be necessary. There can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing criteria.

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

The income tax provision (benefit) for federal and state and local income taxes in the consolidated statements of operations consists of the following:

	Years Ended December 31,
($ in thousands)	2022	2021
Current:
Federal	$300	$—
State and local	234	86
Total current	534	86

Deferred:
Federal	(509)	(2,376)
State and local	(456)	(816)
Total deferred	(965)	(3,192)
Total benefit	$(431)	$(3,106)

The reconciliation of income tax benefit computed at the federal and state and local statutory rates to the Company’s loss before taxes is as follows:

	Years Ended December 31,
	2022	2021
U.S. statutory federal rate	21.00%	21.00%
State and local rate, net of federal tax benefit	6.10	4.64
Stock compensation	(6.14)	(5.56)
Excess compensation deduction	(5.32)	(0.68)
Federal true-ups	(5.09)	(0.10)
Life insurance	(0.52)	(0.10)
Change in tax rate	—	0.06
Other permanent differences	—	(0.01)
Income tax benefit	10.03%	19.25%

The significant components of net deferred tax assets (liabilities) of the Company consist of the following:

	December 31,
($ in thousands)	2022	2021
Deferred tax assets
Stock-based compensation	$712	$1,274
Federal, state and local net operating loss carryforwards	3,175	6,684
Accrued compensation and other accrued expenses	748	728
Allowance for doubtful accounts	—	309
Basis difference arising from discounted note payable	11	11
Foreign tax credit	—	219
Charitable contribution carryover	—	77
Property and equipment	497	488
Interest expense	—	602
Total deferred tax assets	5,143	10,392

Deferred tax liabilities
Basis difference arising from intangible assets of acquisition	(4,036)	(10,251)
Total deferred tax liabilities	(4,036)	(10,251)

Net deferred tax assets	$1,107	$141

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

As of December 31, 2022 and 2021, the Company had approximately $10.9 million and $20.8 million, respectively, of federal net operating loss carryforwards ("NOLs") available to offset future taxable income. The NOL as of December 31, 2017 of $0.3 million has an expiration period through 2037. The NOL generated during tax years beginning after December 31, 2017 of $10.9 million has an indefinite life and does not expire.

As of December 31, 2022 and 2021, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its consolidated financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its consolidated financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

11.   Related Party Transactions

Isaac Mizrahi

On February 24, 2020, the Company entered into an employment agreement with Isaac Mizrahi, a principal stockholder of the Company, for Mr. Mizrahi to continue to serve as Chief Design Officer of the Isaac Mizrahi Brand. This employment agreement remained in effect through May 31, 2022. On May 31, 2022, this agreement was transferred to IM Topco as part of the transaction in which the Company sold a majority interest in the Isaac Mizrahi Brand trademarks to a third party (see Note 3 for details).

The employment agreement provided Mr. Mizrahi with a base salary of $1.8 million, $2.0 million, and $2.1 million per annum for 2020, 2021, and 2022, respectively. Mr. Mizrahi was also eligible to receive an annual cash bonus (the “Bonus”) up to an amount equal to $2.5 million less base salary for 2020 and $3.0 million less base salary for 2021 and 2022. The Bonus consisted of the DRT Revenue, Bonus, the Brick-and-Mortar Bonus, the Endorsement Bonus and the Monday Bonus, if any, as determined in accordance with the below:

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

On February 24, 2020 the Company entered into a services agreement with Laugh Club, an entity wholly-owned by Mr. Mizrahi, pursuant to which Laugh Club provided services to Mr. Mizrahi necessary for Mr. Mizrahi to perform his services pursuant to the employment agreement. The Company paid Laugh Club an annual fee of $0.72 million for such services. This services agreement remained in effect through May 31, 2022. On May 31, 2022, this agreement was transferred to IM Topco as part of the transaction in which the Company sold a majority interest in the Isaac Mizrahi Brand trademarks to a third party (see Note 3 for details).

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 1, 2021, the Company dismissed CohnReznick LLP (“CR”) as its independent registered public accounting firm. CR’s report on the financial statements of the Company as of and for the year ended December 31, 2020 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audit of the financial statements of the Company for the year ended December 31, 2020 and the subsequent interim period through October 1, 2021, there were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with CR’s opinion to the subject matter of the disagreement.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive and principal accounting officers to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

NAME	AGE	POSITION
Robert W. D’Loren	65	Chairman of the Board of Directors and Chief Executive Officer and President
James F. Haran	62	Chief Financial Officer and Assistant Secretary, and Principal Financial and Accounting Officer
Seth Burroughs	43	Executive Vice President of Business Development and Treasury and Secretary
Mark DiSanto	61	Director
James Fielding	58	Director
Michael R. Francis	60	Director
Howard Liebman	80	Director
Deborah Weinswig	52	Director

Below are the biographies of each of our officers and directors as of December 31, 2022.

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

Directors’ Qualifications

In furtherance of our corporate governance principles, each of our directors brings unique qualities and qualifications to our Board. We believe that all of our directors have a reputation for honesty, integrity, and adherence to high ethical standards. They each have demonstrated business acumen, leadership, and an ability to exercise sound judgment, as well as a commitment to serve the Company and our Board. The following descriptions demonstrate the qualifications of each director:

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

Employment Agreements with Executives

Robert W. D’Loren

On February 28, 2019, and effective as of January 1, 2019, the Company entered into a three-year employment agreement with Robert W. D’Loren for him to continue to serve as Chief Executive Officer of the Company, referred to as the D’Loren Employment Agreement. Following the initial three-year term, the agreement automatically renewed for a one-year term in 2022 and again in 2023, and will be automatically renewed for one-year terms thereafter unless either party gives written notice of intent to terminate at least 90 days prior to the termination of the then current term. Pursuant to the D’Loren Employment Agreement, Mr. D’Loren’s annual base salary is $0.89 million. The Company’s board of directors or the compensation committee may approve increases (but not decreases) from time to time. Following the initial three-year term, Mr. D’Loren’s base salary will be reviewed at least annually. Mr. D’Loren receives an allowance for an automobile appropriate for his level of position and the Company pays (in addition to monthly lease or other payments) all of the related expenses for gasoline, insurance, maintenance, repairs, or any other costs with Mr. D’Loren’s automobile.

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

James Haran

On February 28, 2019, and effective as of January 1, 2019, the Company entered into a two-year employment agreement with James Haran for him to continue to serve as the Company’s Chief Financial Officer, referred to as the Haran Employment Agreement. Following the initial two-year term, the agreement automatically renewed for successive one-year terms in 2021, 2022, and 2023, and will be automatically renewed for one-year terms thereafter unless either party gives written notice of intent to terminate at least 30 days prior to the expiration of the then current term. Pursuant to the Haran Employment Agreement, Mr. Haran’s annual base salary is $0.37 million per annum. The board of directors or the compensation committee may approve increases (but not decreases) from time to time. Following the initial two-year term, the base salary shall be reviewed at least annually. In addition, Mr. Haran receives a car allowance of $1,500 per month.

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

Seth Burroughs

On February 28, 2019, and effective as of January 1, 2019, the Company entered into a two-year employment agreement with Seth Burroughs for him to continue to serve as the Company’s Executive Vice President – Business Development and Treasury, referred to as the Burroughs Employment Agreement. Following the initial two-year term, the agreement automatically renewed for successive one-year terms in 2021, 2022, and 2023, and will be automatically renewed for one-year terms thereafter unless either party gives written notice of intent to terminate at least 30 days prior to the expiration of the then current term. Pursuant to the Burroughs Employment Agreement, Mr. Burroughs’ annual base salary is $0.34 million per annum. The board of directors or the compensation committee may approve increases (but not decreases) from time to time. Following the initial two-year term, the base salary shall be reviewed at least annually.

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

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, based solely on a review of Forms 3 and 4 and any amendments thereto furnished to our Company pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, all Section 16(a) filing requirements applicable to our officers, directors, and beneficial owners of more than 10% of our equity securities were timely filed.

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

Item 11.   Executive Compensation

The following table sets forth information regarding all cash and non-cash compensation earned, during the years ended December 31, 2022 and 2021, by our principal executive officer and our two other most highly compensated executive officers, which we refer to collectively as the named executive officers, for services in all capacities to the Company:

Summary Compensation Table

			Salary	Bonus	Awards	All Other
Name	Title	Year	(1)	(2)	(3)	Compensation	Total
Robert W. D’Loren	CEO and Chairman	2022	$888,500	$863,534	$280,601	$10,698	$2,043,333
		2021	$888,500	$382,640	$282,640	$—	$1,553,780

James F. Haran	CFO	2022	$366,000	$139,672	$—	$3,332	$509,004
		2021	$366,000	$39,310	$—	$—	$405,310

Seth Burroughs	EVP - Business	2022	$340,600	$154,672	$—	$—	$495,272
	Development	2021	$340,600	$63,310	$—	$—	$403,910
	and Treasury
(1)	Robert W. D’Loren’s salary amount for 2022 includes a voluntary temporary deferral of salary of $178,265, which was paid to Mr. D’Loren in 2023.
(2)	Bonuses in 2021 include amounts paid in accordance with the executives’ respective employment agreements (see “Employment Agreements with Executives” in Item 10). Bonuses in 2022 include (i) amounts paid in accordance with the executives’ respective employment agreements and (ii) amounts awarded by the board of directors as transaction bonuses related to the May 2022 sale of a majority interest in the Isaac Mizrahi brand.
(3)	The amounts shown represent the grant date fair value of fully-vested common stock awards issued as payment for performance bonuses earned in the prior year.

Outstanding Equity Awards as of December 31, 2022

		Options and Warrant Awards					Stock Awards
		Number of	Number of
		Securities	Securities					Market
		Underlying	Underlying				Number of	Value of
		Unexercised	Unexercised			Option or	Shares of	Shares of
		Options &	Options &			Warrant	Stock that	Stock that
		Warrants,	Warrants,		Exercise	Expiration	Have Not	Have Not
Name	Title	Exercisable	Unexercisable		Price	Date	Vested	Vested
Robert W. D’Loren	CEO, Chairman	—	2,578,947	(1)	$1.72	2/28/2029	—	$—

James F. Haran	CFO	—	552,632	(1)	$1.72	2/28/2029	—	$—

Seth Burroughs	EVP - Bus. Development	—	368,421	(1)	$1.72	2/28/2029	—	$—
& Treasury
(1)	These options shall become exercisable based upon the Company’s common stock achieving specified target prices as outlined in the executive’s employment agreement, and expire on February 28, 2029. See “Employment Agreements with Executives” in Item 10.

Director Compensation

We pay our non-employee directors $3,000 for each board of directors and committee meeting attended, up to a maximum of $12,000 per year for board of directors’ meetings and up to a maximum of $12,000 per year for committee meetings, except that the chairman of each committee receives $4,000 for each such committee meeting attended, up to a maximum of $16,000 per year.

The following table sets forth information with respect to each non-employee director’s compensation for the year ended December 31, 2022. The dollar amounts shown for Stock Awards represent the grant date fair value of the restricted stock awards or stock options granted during the fiscal year calculated in accordance with ASC Topic 718.

	Fees Earned
	or Paid	Stock	Option
Name	in Cash	Awards	Awards	Total
Mark DiSanto (1) (2)	$21,000	$16,200	$23,536	$60,736
Michael R. Francis (1) (2)	$9,000	$16,200	$23,536	$48,736
Howard Liebman (1) (2)	$28,000	$16,200	$23,536	$67,736
Deborah Weinswig (1) (2)	$21,000	$16,200	$23,536	$60,736
James Fielding (1) (2)	$12,000	$16,200	$23,536	$51,736
(1)	On April 20, 2022, each non-employee directory was granted 10,000 shares of restricted stock pursuant to the terms and conditions of the 2021 Equity Incentive Plan. Such shares of restricted stock will vest evenly over two years, whereby 50% shall vest on April 20, 2023 and 50% shall vest on April 20, 2024. Notwithstanding the foregoing, each grantee may extent the vesting date of all or a portion of the restricted shares by six months and, thereafter one or more times may further extend such date with respect to all or a portion of the restricted shares until the next following October 20 or April 20, as the case may be. The grant date fair value of the shares was $1.62 per share.
(2)	On April 20, 2022, each non-employee director was granted options to purchase 25,000 shares of stock pursuant to the terms and conditions of the 2021 Equity Incentive Plan. Such options will vest evenly over two years, whereby 50% shall vest on April 20, 2023 and 50% shall vest on April 20, 2024. The exercise price of the options is $1.62 per share.

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

The 2021 Plan provides for the grant of stock options, restricted stock, restricted stock units, performance awards, or cash awards. The stock options may be incentive stock options or non-qualified stock options. A total of 4,000,000 shares of common stock are eligible for issuance under the 2021 Plan. The 2021 Plan may be administered by the board of directors or a committee consisting of two or more members of the board of directors appointed by the board of directors.

Officers and other employees of Xcel or any parent or subsidiary of Xcel who are at the time of the grant of an award employed by us or any parent or subsidiary of Xcel are eligible to be granted options or other awards under the 2021 Plan. In addition, non-qualified stock options and other awards may be granted under the 2021 Plan to any person, including, but not limited to, directors, independent agents, consultants, and attorneys who the board of directors or the committee, as the case may be, believes has contributed or will contribute to our success.

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

Restricted stock awards give the recipient the right to receive a specified number of shares of common stock, subject to such terms, conditions and restrictions as the board or the committee, as the case may be, deems appropriate. Restrictions may include limitations on the right to transfer the stock until the expiration of a specified period of time and forfeiture of the stock upon the occurrence of certain events such as the termination of employment prior to expiration of a specified period of time. Restricted stock unit (“RSU”) awards will be settled in cash or shares of common stock, in an amount based on the fair market value of our common stock on the settlement date. The RSUs will be subject to forfeiture and restrictions on transferability as set forth in the 2021 Plan and the applicable award agreement and as may be otherwise determined by the board or the committee. There were no RSUs outstanding as of December 31, 2022.

Certain awards made under the 2021 Plan may be granted so that they qualify as “performance-based compensation” (as this term is used in Internal Revenue Code Section 162(m) and the regulations thereunder) and are exempt from the deduction limitation imposed by Code Section 162(m). Under Internal Revenue Code Section 162(m), our tax deduction may be limited to the extent total compensation paid to the chief executive officer, or any of the four most highly compensated executive officers (other than the chief executive officer) exceeds $1 million in any one tax year. Among other criteria, awards only qualify as performance-based awards if at the time of grant the compensation committee is comprised solely of two or more “outside directors” (as this term is used in Internal Revenue Code Section 162(m) and the regulations thereunder). In addition, we must obtain stockholder approval of material terms of performance goals for such performance-based compensation.

All stock options and certain stock awards, performance awards, and stock units granted under the 2021 Plan, and the compensation attributable to such awards, are intended to (i) qualify as performance-based awards or (ii) be otherwise exempt from the deduction limitation imposed by Internal Revenue Code Section 162(m). No awards may be granted on or after the fifth anniversary of the effective date of the 2021 Plan.

The 2021 Equity Incentive Plan became effective April 19, 2022. Prior to the effectiveness of the 2021 Plan, the Company made awards under our Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”), the key terms and provisions of which were substantially similar to the 2021 Plan described above, with the major difference being the number of shares of common stock eligible for issuance. Stock-based awards (including options, warrants, and restricted stock) previously granted under our 2011 Plan remain outstanding, and shares of common stock may be issued to satisfy options or warrants previously granted under the 2011 Plan, although no new awards may be granted under the 2011 Plan.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of April 14, 2023, the number of shares of common stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each named executive officer and director of the Company, and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose of or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power. Unless otherwise indicated, the address for such person is c/o Xcel Brands, Inc., 1333 Broadway, 10th Floor, New York, New York 10018.

The percentages below are calculated based on 19,624,860 shares of common stock issued and outstanding as of April 14, 2023:

	Number of
	Shares
	of Common
	Stock	Percent
	Beneficially	Beneficially
Name and Address	Owned	Owned
Named executive officers and directors:
Robert W. D’Loren (1)	8,124,560	41.40%
James F. Haran (2)	204,018	1.04
Seth Burroughs (3)	310,549	1.58
Howard Liebman (4)	188,665	*
Mark DiSanto (5)	1,559,176	7.90
Michael R. Francis (6)	231,500	1.17
Deborah Weinswig (7)	140,500	*
James Fielding (8)	107,500	*

All directors and executive officers as a group (8 persons) (9)	10,866,468	54.03

5% Shareholders:
Isaac Mizrahi (10)	2,416,882	12.26
Hilco Trading, LLC (11)	1,667,767	8.52
5 Revere Drive, Suite 206, Northbrook, IL 60062
Burch Acquisition LLC (12)	1,000,000	5.11
840 First Avenue, Suite 200, King of Prussia, PA 19406

*  Less than 1%.

(1)	Consists of (i) 1,738,990 shares held by Mr. D’Loren, (ii) 607,317 shares owned by Irrevocable Trust of Rose Dempsey (or the Irrevocable Trust) of which Mr. D’Loren and Mr. DiSanto are the trustees and as to which Mr. D’Loren has sole voting and dispositive power, (iii) 1,988,390 shares of common stock held in the name of Isaac Mizrahi, (iv) 1,666,667 shares of common stock held in the name of Hilco Trading, LLC, and (v) 2,123,196 shares of common stock as to which holders thereof granted to Mr. D’Loren irrevocable proxy and attorney-in-fact with respect to the shares. Certain holders or grantees have entered into certain agreements, pursuant to which appoint a person designated by our board of directors as their irrevocable proxy and attorney-in-fact with respect to the shares set forth in clauses (iii), (iv), and (v). Mr. D’Loren does not have any pecuniary interest in these shares described in clauses (iii), (iv), and (v) and disclaims beneficial ownership thereof. Does not include 326,671 shares held by the D’Loren Family Trust (or the Family Trust) of which Mark DiSanto is a trustee and has sole voting and dispositive power. Does not include 2,578,947 options that are not yet exercisable.
(2)	Consists of (i) 204,018 shares of common stock. Does not include 552,632 options that are not yet exercisable.
(3)	Consists of (i) 310,549 shares of common stock. Does not include 368,421 options that are not yet exercisable.
(4)	Consists of (i) 36,165 shares of common stock, (ii) 50,000 restricted shares, and (iii) immediately exercisable options to purchase 102,500 shares.
(5)	Consists of (i) 326,671 shares held by the D’Loren Family Trust, of which Mark DiSanto is trustee and has sole voting and dispositive power over the shares held by the D’Loren Family Trust, (ii) 1,027,613 shares held by Mark X. DiSanto Investment Trust, of which Mark DiSanto is trustee and has sole voting and dispositive power over the shares held by the Trust, (iii) 20,000 restricted shares, (iv) 102,500 shares issuable upon exercise of warrants and options that have vested, and (v) 82,392 shares held by other trusts, of which Mark DiSanto is trustee and has sole voting and dispositive power over the shares held by the trusts.
(6)	Consists of (i) 109,000 shares of common stock, (ii) 20,000 restricted shares, and (iii) immediately exercisable options to purchase 102,500 shares.
(7)	Consists of (i) 38,000 restricted shares and (ii) immediately exercisable options to purchase 102,500 shares.
(8)	Consists of (i) 10,000 shares of common stock, (ii) 20,000 restricted shares, and (iii) immediately exercisable options to purchase 77,500 shares.
(9)	Includes (i) 4,452,715 shares of common stock, (ii) 148,000 restricted shares, (iii) 487,500 shares issuable upon exercise of options that are currently exercisable, and (iv) 5,778,253 other shares of common stock as to which holders thereof granted to Mr. D’Loren irrevocable proxy and attorney-in-fact with respect to the shares.
(10)	Consists of (i) 2,266,882 shares of common stock and (ii) immediately exercisable options to purchase 150,000 shares.
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

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Isaac Mizrahi

On February 24, 2020, the Company entered into an employment agreement with Isaac Mizrahi, a principal stockholder of the Company, for Mr. Mizrahi to continue to serve as Chief Design Officer of the Isaac Mizrahi Brand. This employment agreement remained in effect through May 31, 2022. On May 31, 2022, this agreement was transferred to IM Topco as part of the transaction in which the Company sold a majority interest in the Isaac Mizrahi Brand trademarks to a third party.

The employment agreement provided Mr. Mizrahi with a base salary of $1.8 million, $2.0 million, and $2.1 million per annum for 2020, 2021, and 2022, respectively. Mr. Mizrahi was also eligible to receive an annual cash bonus (the “Bonus”) up to an amount equal to $2.5 million less base salary for 2020 and $3.0 million less base salary for 2021 and 2022. The Bonus consisted of the DRT Revenue, Bonus, the Brick-and-Mortar Bonus, the Endorsement Bonus and the Monday Bonus, if any, as determined in accordance with the below:

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

On February 24, 2020 the Company entered into a services agreement with Laugh Club, an entity wholly-owned by Mr. Mizrahi, pursuant to which Laugh Club provided services to Mr. Mizrahi necessary for Mr. Mizrahi to perform his services pursuant to the employment agreement. The Company paid Laugh Club an annual fee of $0.72 million for such services. This services agreement remained in effect through May 31, 2022. On May 31, 2022, this agreement was transferred to IM Topco as part of the transaction in which the Company sold a majority interest in the Isaac Mizrahi Brand trademarks to a third party.

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

Item 14.   Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by our prior Independent Registered Public Accounting Firm, CohnReznick LLP, for the review of our consolidated financial statements included in our quarterly reports for the first two fiscal quarters of 2021, and other fees that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements for the year ended December 31, 2021 (up through the date of their dismissal on October 1, 2021) were approximately $105,000.

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

The aggregate fees billed or to be billed for professional services rendered by our current Independent Registered Public Accounting Firm, Marcum LLP, for the audit of our annual consolidated financial statements, review of our consolidated financial statements included in our quarterly reports, and other fees that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements for the year ended December 31, 2022 were approximately $353,000.

Audit-Related Fees

There were no fees billed by our Independent Registered Public Accounting Firm for audit-related services for the fiscal years ended December 31, 2022 and 2021.

Tax Fees

There were no fees billed for professional services rendered by our Independent Registered Public Accounting Firm for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2022 and 2021.

All Other Fees

There were no fees billed for non-audit services by our Independent Registered Public Accounting Firm for the fiscal years ended December 31, 2022 and 2021.

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

PART IV

Item 15.Exhibit and Financial Statement Schedules

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Xcel Brands, Inc. (7)

3.2	Third Restated and Amended Bylaws of Xcel Brands, Inc. (8)

4.1	Third Amended and Restated Equity Incentive Plan and Forms of Award Agreements (9)

4.2	2021 Equity Incentive Plan (11)

4.3	Description of Registrant’s Securities (10)

9.1	Amended and Restated Voting Agreement between Xcel Brands, Inc. and IM Ready-Made, LLC, dated as of December 24, 2013 (2)

9.2	Voting Agreement between Xcel Brands, Inc. and Judith Ripka Berk, dated as of April 3, 2014 (4)

9.3	Voting Agreement dated as of December 22, 2014 by and between Xcel Brands, Inc. and H Company IP, LLC (5)

9.4	Form of Voting Agreement dated as of February 11, 2019 (1)

10.1	Employment Agreement between the Company and Robert D’Loren dated February 27, 2019 (10)

10.2	Employment Agreement between the Company and James Haran dated February 27, 2019 (10)

10.3	Employment Agreement between the Company and Seth Burroughs dated February 27, 2019 (12)

10.4	Amended and Restated Fifth Amendment, entered into as of March 14, 2014 and effective as of December 24, 2013, to the Asset Purchase Agreement filed as Exhibit 10.1 (3)

10.5	Sublease Agreement, dated as of July 8, 2015, by and between Xcel Brands, Inc. and GBG USA Inc. (6)

10.6	Membership Interest Purchase Agreement (13)

21.1	Subsidiaries of the Registrant (14)

23.1	Independent Registered Public Accounting Firm’s Consent (14)

31(i).1	Rule 13a-14(a)/15d-14(a) Certification (CEO) (14)

31(i).2	Rule 13a-14(a)/15d-14(a) Certification (CFO) (14)

32(i).1	Section 1350 Certification (CEO) (14)

32(i).2	Section 1350 Certification (CFO) (14)

99.1	IM Topco, LLC Financial Statements as of December 31, 2022 and for the Period from May 11, 2022 (inception) through December 31, 2022 and Independent Auditor’s Report (14)

101.INS	Inline XBRL Instance Document (14)

101.SCH	Inline XBRL Taxonomy Schema (14)

101.CAL	Inline XBRL Taxonomy Calculation Linkbase (14)

101.DEF	Inline XBRL Taxonomy Definition Linkbase (14)

101.LAB	Inline XBRL Taxonomy Label Linkbase (14)

101.PRE	Inline XBRL Taxonomy Presentation Linkbase (14)

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101) (14)
(1)	This Exhibit is incorporated by reference to the appropriate exhibit to the Current Report on Form 8-K, which was filed with the SEC on February 15, 2019.
(2)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on December 24, 2013.
(3)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on March 20, 2014.
(4)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on April 9, 2014.
(5)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on December 24, 2014.
(6)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on July 14, 2015.
(7)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on October 24, 2017.
(8)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on December 8, 2017.
(9)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on March 1, 2019.
(10)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on April 23, 2021.
(11)	This Exhibit is incorporated by reference to the appropriate Exhibit to the revised Definitive Proxy Statement on Form DEF 14-A, which was filed with the SEC on October 20, 2021.
(12)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on April 15, 2022.

(13)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on June 3, 2022.
(14)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 17, 2023	/s/ Robert W. D’Loren
Robert W. D’Loren, Chairman, President,
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title
/s/ Robert W. D’Loren	Chief Executive Officer and Chairman	April 17, 2023
Robert W. D’Loren	(Principal Executive Officer)

/s/ James F. Haran	Chief Financial Officer	April 17, 2023
James F. Haran	(Principal Financial Officer and Principal Accounting Officer)

Director
Michael R. Francis

/s/ Mark DiSanto	Director	April 17, 2023
Mark DiSanto

/s/ James Fielding	Director	April 17, 2023
James Fielding

/s/ Howard Liebman	Director	April 17, 2023
Howard Liebman

/s/ Deborah Weinswig	Director	April 17, 2023
Deborah Weinswig