Form 10-Q
period 2023-03-31
XCel Brands, Inc.
filed 2023-05-18
CIK 1083220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 15, 2023, there were 19,683,194 shares of common stock, $.001 par value per share, of the issuer outstanding.

XCEL BRANDS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(Unaudited)	(Note 1)
Assets
Current Assets:
Cash and cash equivalents	$1,612	$4,608
Accounts receivable, net	5,969	5,110
Inventory	3,099	2,845
Prepaid expenses and other current assets	1,032	1,457
Total current assets	11,712	14,020
Non-current Assets:
Property and equipment, net	1,237	1,418
Operating lease right-of-use assets	5,185	5,420
Trademarks and other intangibles, net	46,130	47,665
Equity method investment	18,680	19,195
Deferred tax assets, net	1,107	1,107
Other assets	110	110
Total non-current assets	72,449	74,915

Total Assets	$84,161	$88,935

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$5,549	$3,958
Accrued income taxes payable	555	568
Accrued payroll	477	416
Current portion of operating lease obligations	1,395	1,376
Current portion of contingent obligations	—	243
Total current liabilities	7,976	6,561
Long-Term Liabilities:
Long-term portion of operating lease obligations	5,531	5,839
Long-term portion of contingent obligations	6,396	6,396
Total long-term liabilities	11,927	12,235
Total Liabilities	19,903	18,796

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, and 19,633,194 and 19,624,860 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	20	20
Paid-in capital	103,649	103,592
Accumulated deficit	(38,440)	(32,797)
Total Xcel Brands, Inc. stockholders' equity	65,229	70,815
Noncontrolling interest	(971)	(676)
Total Stockholders' Equity	64,258	70,139

Total Liabilities and Stockholders' Equity	$84,161	$88,935

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Three Months Ended
	March 31,
	2023	2022
Revenues
Net licensing revenue	$2,222	$5,961
Net sales	3,828	2,786
Net revenue	6,050	8,747
Cost of goods sold	2,693	1,680
Gross profit	3,357	7,067

Operating costs and expenses
Salaries, benefits and employment taxes	3,465	4,861
Other selling, general and administrative expenses	3,493	3,416
Total operating costs and expenses	6,958	8,277

Operating loss before other expense (income), including non-cash expenses	(3,601)	(1,210)

Other expense (income), including non-cash expenses
Depreciation and amortization	1,797	1,820
Loss from equity method investment	515	—
Total other expense (income), including non-cash expenses	2,312	1,820

Operating loss	(5,913)	(3,030)

Interest and finance expense
Interest expense - term loan debt	—	708
Other interest and finance charges, net	25	1
Total interest and finance expense	25	709

Loss before income taxes	(5,938)	(3,739)

Income tax benefit	—	—

Net loss	(5,938)	(3,739)
Net loss attributable to noncontrolling interest	(295)	(252)
Net loss attributable to Xcel Brands, Inc. stockholders	$(5,643)	$(3,487)

Loss per common share attributable to Xcel Brands, Inc. stockholders:
Basic and diluted net loss per share	$(0.29)	$(0.18)
Weighted average number of common shares outstanding:
Basic and diluted weighted average common shares outstanding	19,633,194	19,571,119

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Xcel Brands, Inc. Stockholders
	Common Stock
	Number of		Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance as of December 31, 2021	19,571,119	$20	$103,039	$(28,779)	$662	$74,942

Compensation expense related to stock options and restricted stock	—	—	30	—	—	30

Net loss	—	—	—	(3,487)	(252)	(3,739)

Balance as of March 31, 2022	19,571,119	$20	$103,069	$(32,266)	$410	$71,233

Balance as of December 31, 2022	19,624,860	$20	$103,592	$(32,797)	$(676)	$70,139

Compensation expense related to stock options and restricted stock	—	—	51	—	—	51

Shares issued to consultant in connection with stock grant	8,334	—	6	—	—	6

Net loss	—	—	—	(5,643)	(295)	(5,938)

Balance as of March 31, 2023	19,633,194	$20	$103,649	$(38,440)	$(971)	$64,258

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(5,938)	$(3,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,797	1,820
Amortization of deferred finance costs included in interest expense	—	91
Stock-based compensation	57	32
Undistributed proportional share of net loss of equity method investee	515	—
Changes in operating assets and liabilities:
Accounts receivable	(859)	(1,036)
Inventory	(254)	(566)
Prepaid expenses and other current and non-current assets	425	15
Accounts payable, accrued expenses, accrued payroll, accrued income taxes payable, and other current liabilities	1,396	2,620
Lease-related assets and liabilities	(54)	(128)
Net cash used in operating activities	(2,915)	(891)

Cash flows from investing activities
Purchase of property and equipment	(81)	(35)
Net cash used in investing activities	(81)	(35)

Cash flows from financing activities
Payment of long-term debt	—	(625)
Net cash used in financing activities	—	(625)

Net decrease in cash, cash equivalents, and restricted cash	(2,996)	(1,551)

Cash, cash equivalents, and restricted cash at beginning of period	4,608	5,222

Cash, cash equivalents, and restricted cash at end of period	$1,612	$3,671

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$1,612	$3,063
Restricted cash	—	608
Total cash, cash equivalents, and restricted cash	$1,612	$3,671

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$623
Cash paid during the period for income taxes	$16	$—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023

(Unaudited)

1. Nature of Operations, Background, and Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2022 (which has been derived from audited financial statements) and the unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the United States Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited consolidated financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations, financial position, and cash flows of Xcel Brands, Inc. and its subsidiaries (the “Company” or "Xcel"). The results of operations for the interim periods presented herein are not necessarily indicative of the results for the entire fiscal year or for any future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on April 17, 2023.

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

●	The Lori Goldstein Brand, Halston Brand, Ripka Brand, and C Wonder Brand are wholly owned by the Company.
●	The Company manages the Longaberger Brand through its 50% ownership interest in Longaberger Licensing, LLC; the Company consolidates Longaberger Licensing, LLC and recognizes noncontrolling interest for the remaining ownership interest held by a third party.
●	The Company manages the Q Optix business through its 50% ownership interest in Q Optix, LLC; the Company consolidates Q Optix, LLC and recognizes noncontrolling interest for the remaining ownership interest held by a third party.
●	The Company wholly owned and managed the Isaac Mizrahi Brand through May 31, 2022. On May 31, 2022, the Company sold to a third party a majority interest in a newly-created subsidiary that was formed to hold the Isaac Mizrahi Brand trademarks, but retained a noncontrolling interest in the brand through a 30% ownership interest in IM Topco, LLC, and continues to contribute to the operations of the brand through a service agreement (see Note 2 and Note 11 for additional details). The Company accounts for its interest in IM Topco, LLC using the equity method of accounting.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023

(Unaudited)

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

Liquidity and Management’s Plans

The Company incurred a net loss of approximately $5.6 million during the three months ended March 31, 2023 (which included non-cash expenses of approximately $2.4 million), and had an accumulated deficit of approximately $38.4 million as of March 31, 2023. Net cash used in operating activities was approximately $2.9 million for the three months ended March 31, 2023. The Company had working capital (current assets less current liabilities, excluding the current portion of lease obligations and any contingent obligations payable in common stock) of approximately $5.1 million as of March 31, 2023. The Company’s cash and cash equivalents were approximately $1.6 million as of March 31, 2023. The aforementioned factors raise uncertainties about the Company’s ability to continue as a going concern.

Management plans to mitigate an expected shortfall of capital and to support future operations by shifting the business from a wholesale/licensing hybrid model into a “licensing-plus” business model. In the first quarter of 2023, the Company began to restructure its business operations by entering into new licensing agreements and joint venture arrangements with best-in-class business partners. The Company entered into a new interactive television licensing agreement with America’s Collectibles Network, Inc. d/b/a Jewelry Television (“JTV”) for the Ripka Brand, and a separate license with JTV for the Ripka Brand’s e-commerce business. For apparel, similar transactions have recently been executed. In conjunction with the launch of the C Wonder Brand on HSN, the Company licensed the wholesale operations related to the brand to One Jeanswear Group, LLC (“OJG”); this new license with OJG also includes certain other new celebrity brands that the Company plans to launch in 2023 and beyond. For the Halston Brand, on May 15, 2023 the Company entered into a new master license agreement for men’s, women’s, and children’s apparel, fashion accessories, and other product categories with an industry-leading wholesale apparel company for distribution through department stores, e-commerce, and other retailers (see Note 13). This new master license for the Halston Brand provides for an upfront cash payment and royalties, including certain guaranteed minimum royalties to the Company, includes significant annual minimum net sales requirements, and has a twenty-five-year term (consisting of an initial five-year period, followed by a twenty-year period), subject to the licensee’s right to terminate with at least 120 days’ notice prior to the end of each five-year period during the term.

Management expects the transition of these operating businesses to be completed by the end of the second quarter of 2023. Management believes that this evolution of the Company’s operating model will provide the Company with significant cost savings and allow the Company to reduce and better manage its exposure to operating risks. As of March 31, 2023, the Company took steps that will reduce payroll costs by $6 million and operating expenses by $7 million over the next twelve months.

Based on these recent events and changes in the Company’s business model, management expects to generate adequate cash flows to meet the Company’s operating and capital expenditure needs, for at least the twelve months subsequent to the filing date of this Quarterly Report on Form 10-Q, and therefore, such conditions and uncertainties with respect to the Company’s ability to continue as a going concern as of March 31, 2023, have subsequently been alleviated.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023

(Unaudited)

Recently Adopted Accounting Pronouncements

The Company adopted the provisions of Accounting Standards Update (“ASU”) No. 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (as amended by ASU No. 2018-19 in November 2018, ASU No. 2019-05 in May 2019, ASU No. 2019-10 and 2019-11 in November 2019, ASU No. 2020-02 in February 2020, and ASU No. 2022-02 in March 2022) effective January 1, 2023. This ASU requires entities to estimate lifetime expected credit losses for financial instruments, including trade and other receivables, which will result in earlier recognition of credit losses. The adoption of this new guidance did not have a significant impact on the Company’s results of operations, cash flows, or financial condition.

2.      Equity Method Investment

IM Topco, LLC

On May 27, 2022, Xcel (along with IM Topco, LLC (“IM Topco”) and IM Brands, LLC (“IMB”), both wholly owned subsidiaries of the Company) and IM WHP, LLC (“WHP”), a subsidiary of WHP Global, a private equity-backed brand management and licensing company, entered into a membership purchase agreement. Pursuant to this agreement, on May 31, 2022, (i) the Company contributed assets owned by IMB, including the Isaac Mizrahi Brand trademarks and other intellectual property rights relating thereto into IM Topco, and (ii) the Company sold 70% of the membership interests of IM Topco to WHP. The Company accounts for its 30% interest in the ongoing operations of IM Topco as other expense (income) under the equity method of accounting.

Pursuant to the business venture agreement between the Company and WHP governing the operation of IM Topco, IM Topco’s net cash flow (as defined in the agreement) shall be distributed to the members during each fiscal year no less than once per fiscal quarter, as follows:

(i)	first, 100% to WHP, until WHP has received an aggregate amount during such fiscal year equal to $8,852,000 (subject to adjustment in certain circumstances as set forth in the agreement);
(ii)	second, 100% to Xcel, until Xcel has received an aggregate amount during such fiscal year equal to $1,316,200 (subject to adjustment in certain circumstances as set forth in the agreement); and
(iii)	thereafter, in proportion to the members’ respective percentage interests.

The Company recognized an equity method loss of $0.52 million related to its investment for the three months ended March 31, 2023, based on the distribution provisions described above.

Summarized financial information for IM Topco for the three months ended March 31, 2023 is as follows:

($ in thousands)
Revenues	$3,346
Gross profit	3,346
Loss from continuing operations	(143)
Net loss	(143)

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023

(Unaudited)

3.      Trademarks and Other Intangibles

Trademarks and other intangibles, net consist of the following:

	Weighted
	Average	March 31, 2023
	Amortization	Gross Carrying	Accumulated	Net Carrying
($ in thousands)	Period	Amount	Amortization	Amount
Trademarks (finite-lived)	15 years	68,880	22,866	46,014
Copyrights and other intellectual property	8 years	429	313	116
Total		$69,309	$23,179	$46,130

	Weighted
	Average	December 31, 2022
	Amortization	Gross Carrying	Accumulated	Net Carrying
($ in thousands)	Period	Amount	Amortization	Amount
Trademarks (finite-lived)	15 years	68,880	21,346	47,534
Copyrights and other intellectual property	8 years	429	298	131
Total		$69,309	$21,644	$47,665

Amortization expense for intangible assets was approximately $1.54 million for the three-month period ended March 31, 2023 (the "current quarter") and was approximately $1.53 million for the three-month period ended March 31, 2022 (the "prior year quarter").

4.      Significant Contracts and Concentrations

Qurate Agreements

Under the Company’s agreements with Qurate Retail Group (“Qurate”), collectively referred to as the Qurate Agreements, Qurate is obligated to make payments to the Company on a quarterly basis, based primarily upon a percentage of net retail sales of certain specified branded merchandise. Net retail sales are defined as the aggregate amount of all revenue generated through the sale of the specified branded products by Qurate and its subsidiaries under the Qurate Agreements, net of customer returns, and excluding freight, shipping and handling charges, and sales, use, or other taxes. Net licensing revenue from the Qurate Agreements represents a significant portion of the Company’s total net revenue.

●	Net licensing revenue from the Qurate Agreements totaled $1.52 million and $5.01 million for the current quarter and prior year quarter, respectively, representing approximately 25% and 57% of the Company’s total net revenue for the current quarter and prior year quarter, respectively. The prior year quarter included revenues from Qurate Agreement related to the Isaac Mizrahi Brand; such agreement was assigned to IM Topco on May 31, 2022.
●	As of March 31, 2023 and December 31, 2022, the Company had receivables from Qurate of $1.5 million and $0.9 million, respectively, representing approximately 25% and 17% of the Company’s total net accounts receivable, respectively.

5. Accounts Receivable

Accounts receivable are presented on the Company’s condensed consolidated balance sheets net of allowances for credit losses. Such allowances were approximately $0.0 million as of both March 31, 2023 and December 31, 2022. The

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023

(Unaudited)

Company did not recognize any credit loss expense in the current quarter or prior year quarter. For the current quarter, there were no significant write-offs or recoveries.

The allowance for credit losses is determined based upon a variety of judgments and factors. Factors considered in determining the allowance include historical collection, write-off experience, and management's assessment of collectibility from customers, including current conditions, reasonable forecasts, and expectations of future collectibility and collection efforts. Management continuously assesses the collectibility of receivables and adjusts estimates based on actual experience and future expectations based on economic indicators. Management also monitors the aging analysis of receivables to determine if there are changes in the collections of accounts receivable. Receivable balances are written-off against the allowance for credit losses when such balances are deemed to be uncollectible.

Also, as of March 31, 2023 and December 31, 2022, approximately $1.86 million and $1.65 million, respectively, of the Company's outstanding receivables were assigned to a third-party agent pursuant to a services agreement entered into during the third quarter of 2022, under which the Company assigned, for purposes of collection only, the right to collect certain specified receivables on the Company's behalf and solely for the Company's benefit. Under such agreement, the Company retains ownership of such assigned receivables, and receives payment from the agent (less certain fees charged by the agent) upon the agent's collection of the receivables from customers. During the current quarter, the Company paid approximately $0.05 million in fees to the agent under the aforementioned services agreement.

6. Leases

The Company has an operating lease for its corporate offices and operations facility, as well as certain equipment with a term of 12 months or less. The Company also has an operating lease for its former retail store location, which was closed in 2022; the Company is currently in the process of negotiating the termination of this lease.

As of March 31, 2023, the Company’s real estate leases have remaining lease terms of 4 – 6 years, with a weighted average remaining lease term of approximately 4.7 years and a weighted average discount rate of 6.25%.

Lease expense included in selling, general and administrative expenses on the Company’s unaudited condensed consolidated statements of operations was approximately $0.4 million for both the current quarter and prior year quarter.

Cash paid for amounts included in the measurement of operating lease liabilities was $0.4 million and $0.6 million in the current quarter and prior year quarter, respectively.

As of March 31, 2023, the maturities of lease obligations were as follows:

($ in thousands)
2023 (April 1 through December 31)	$1,290
2024	1,711
2025	1,711
2026	1,711
2027	1,452
Thereafter (through 2028)	158
Total lease payments	8,033
Less: Discount	1,107
Present value of lease liabilities	6,926
Current portion of lease liabilities	1,395
Non-current portion of lease liabilities	$5,531

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023

(Unaudited)

7. Debt

The Company did not have any debt obligations as of March 31, 2023 or December 31, 2022.

From December 30, 2021 through May 31, 2022, the Company had term loan debt outstanding pursuant to an agreement with First Eagle Alternative Credit Agent, LLC (“FEAC”); this debt was repaid in full and extinguished on May 31, 2022. For the prior year quarter, the Company incurred interest expense (including both interest paid in cash and the amortization of deferred finance costs) related to term loan debt of approximately $0.71 million, and the effective interest rate related to term loan debt was approximately 9.8%.

8. Stockholders’ Equity

Equity Incentive Plans

A total of 4,000,000 shares of common stock are eligible for issuance under the Company’s 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the grant of any or all of the following types of awards: stock options (incentive or non-qualified), restricted stock, restricted stock units, performance awards, or cash awards. The 2021 Plan is administered by the Company’s Board of Directors, or, at the Board’s discretion, a committee of the Board.

In addition, stock-based awards (including options, warrants, and restricted stock) previously granted under the Company’s 2011 Equity Incentive Plan (the “2011 Plan”) remain outstanding and shares of common stock may be issued to satisfy options or warrants previously granted under the 2011 Plan, although no new awards may be granted under the 2011 Plan.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation - Stock Compensation,” by recognizing the fair value of stock-based compensation as an operating expense over the service period of the award or term of the corresponding contract, as applicable. Forfeitures are accounted for as a reduction of compensation cost in the period when such forfeitures occur. For stock option awards for which vesting is contingent upon the achievement of certain performance targets, the timing and amount of compensation expense recognized is based upon the Company’s projections and estimates of the relevant performance metric(s) until the time the performance obligation is satisfied. Expense for such awards is recognized only to the extent that the achievement of the specified performance target(s) has been met or is considered probable.

Total expense recognized in the current quarter and prior year quarter for all forms of stock-based compensation was approximately $0.06 million and $0.03 million, respectively. Of the current quarter expense amount, substantially all of the expense related to directors and consultants, and was recorded within other selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Of the prior year quarter expense amount, approximately $0.01 million related to employees and was recorded within salaries, benefits and expenses, while approximately $0.02 million related to directors and consultants and was recorded within other selling, general and administrative expenses.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023

(Unaudited)

Stock Options

A summary of the Company’s stock options activity for the current quarter is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding at January 1, 2023	5,614,310	$2.12	4.76	$—
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	(245,530)	3.84
Outstanding at March 31, 2023, and expected to vest	5,368,780	$2.04	4.69	$—
Exercisable at March 31, 2023	1,671,280	$2.76	2.22	$—

Compensation expense related to stock options for the current quarter and the prior year quarter was approximately $0.03 million and $0.02 million, respectively. Total unrecognized compensation expense related to unvested stock options at March 31, 2023 was approximately $0.06 million and is expected to be recognized over a weighted average period of approximately 1.01 years.

A summary of the Company’s non-vested stock options activity for the current quarter is as follows:

Weighted
Average
	Number of	Grant Date
	Options	Fair Value
Balance at January 1, 2023	3,697,500	$0.05
Granted	—	—
Vested	—	—
Forfeited or Canceled	—	—
Balance at March 31, 2023	3,697,500	$0.05

Warrants

A summary of the Company’s warrants activity for the current quarter is as follows:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	(in Years)	Value
Outstanding and exercisable at January 1, 2023	116,065	$3.15	1.57	$—
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding and exercisable at March 31, 2023	116,065	$3.15	1.32	$—

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023

(Unaudited)

No compensation expense related to warrants was recognized in the current quarter or prior year quarter.

Stock Awards

A summary of the Company’s restricted stock activity for the current quarter is as follows:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2023	333,333	$3.71
Granted	8,334	0.75
Canceled	—	—
Vested	(8,334)	0.75
Expired/Forfeited	—	—
Outstanding at March 31, 2023	333,333	$3.71

On January 1, 2023, the Company issued 8,334 shares of common stock to a consultant, which vested immediately.

Compensation expense related to stock awards was approximately $0.03 million for the current quarter and approximately $0.01 million for the prior year quarter. Total unrecognized compensation expense related to unvested restricted stock grants at March 31, 2023 was approximately $0.04 million and is expected to be recognized over a weighted average period of approximately 1.04 years.

Restricted Stock Units

There were no restricted stock units outstanding as of March 31, 2023 and December 31, 2022, and no restricted stock units have been issued since the inception of the 2021 Plan.

Shares Available Under the Company’s Equity Incentive Plans

As of March 31, 2023, there were 3,321,075 shares of common stock available for award grants under the 2021 Plan.

Shares Reserved for Issuance

As of March 31, 2023, there were 8,805,920 shares of common stock reserved for issuance, including 5,484,845 shares reserved pursuant to unexercised warrants and stock options previously granted under the 2011 Plan, 376,850 shares reserved pursuant to unexercised stock options granted under the 2021 Plan, and 3,321,075 shares available for issuance under the 2021 Plan.

9.    Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period, including stock options and warrants, using the treasury stock method. Diluted EPS excludes all potentially dilutive shares of common stock if their effect is anti-dilutive. The following

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023

(Unaudited)

table is a reconciliation of the numerator and denominator of the basic and diluted net (loss) income per share computations for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
Numerator:
Net loss attributable to Xcel Brands, Inc. stockholders (in thousands)	$(5,643)	$(3,487)

Denominator:
Basic weighted average number of shares outstanding	19,633,194	19,571,119
Add: Effect of warrants	—	—
Add: Effect of stock options	—	—
Diluted weighted average number of shares outstanding	19,633,194	19,571,119

Basic net loss per share	$(0.29)	$(0.18)
Diluted net loss per share	$(0.29)	$(0.18)

As a result of the net loss for the current quarter and prior year quarter, the Company calculated diluted EPS using basic weighted average shares outstanding for such periods, as utilizing diluted shares would be anti-dilutive to loss per share.

The computation of diluted EPS excludes the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended
	March 31,
	2023	2022
Stock options	5,368,780	5,266,660
Warrants	116,065	116,065
Total	5,484,845	5,382,725

10.    Income Taxes

The estimated annual effective income tax rate for the current quarter and the prior year quarter was approximately 0% for both periods, resulting in an income tax benefit of $0 for both periods.

For both the current quarter and the prior year quarter, the federal statutory rate differed from the effective tax rate due to the recording of a valuation allowance against the benefit that would have otherwise been recognized, as it was considered not more likely than not that the net operating losses generated during each period will be utilized in future periods.

11.    Related Party Transactions

IM Topco, LLC

The Company holds a noncontrolling interest in IM Topco, which is accounted for under the equity method of accounting.

On May 31, 2022, the Company entered into a services agreement with IM Topco, pursuant to which the Company provides certain design and support services (including assistance with the operations of the interactive television business

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023

(Unaudited)

and related talent support) to IM Topco in exchange for payments of $300,000 per year. For the three months ended March 31, 2023, the Company recognized service fee income related to this agreement of $75,000.

On May 31, 2022, the Company entered into a license agreement with IM Topco, pursuant to which IM Topco granted the Company a license to use certain Isaac Mizrahi trademarks on and in connection with the design, manufacture, distribution, sale, and promotion of women’s sportswear products in the United States and Canada during the term of the agreement, in exchange for the payment of royalties in connection therewith. The initial term of this agreement was set to end on December 31, 2026, and provided guaranteed royalties to IM Topco of $400,000 per year. Effective December 16, 2022, the license agreement between IM Topco and Xcel was terminated in favor of a new similar license agreement between IM Topco and an unrelated third party. However, as part of the termination of the May 31, 2022 license agreement, Xcel provided a guarantee to IM Topco for the payment of any difference between (i) the royalties received by IM Topco from the unrelated third party under the new agreement and (ii) the amount of guaranteed royalties that IM Topco would have received from Xcel under the May 31, 2022 agreement. For the three months ended March 31, 2023, the estimated amount of such shortfall was approximately $60,000, which the Company recognized as royalty expense in the condensed consolidated statements of operations.

12.    Commitments and Contingencies

Contingent Obligation – Lori Goldstein Earn-Out

In connection with the April 1, 2021 purchase of the Lori Goldstein trademarks, the Company agreed to pay the seller additional cash consideration (the “Lori Goldstein Earn-Out”) of up to $12.5 million, based on royalties earned during the six calendar year period commencing in 2021. The Lori Goldstein Earn-Out was initially recorded as a liability of $6.6 million, based on the difference between the fair value of the acquired assets of the Lori Goldstein brand and the total consideration paid, in accordance with the guidance in Accounting Standards Codification Subtopic 805-50. Based on the performance of the Lori Goldstein brand through December 31, 2022, approximately $0.2 million of additional consideration has been earned by the seller to date, and this amount was paid to the seller in the current quarter. At December 31, 2022, $0.2 million of the balance was recorded as a current liability and $6.4 million was recorded as a long-term liability; at March 31, 2023, the entire remaining balance of $6.4 million is recorded as a long-term liability.

Contingent Obligation – Isaac Mizrahi Transaction

In connection with the May 31, 2022 transaction related to the sale of a majority interest in the Isaac Mizrahi Brand (see Note 2), the Company agreed with WHP that, in the event that IM Topco receives less than $13.3 million in aggregate royalties for any four consecutive calendar quarters over a three-year period ending on May 31, 2025, WHP will be entitled to receive from the Company up to $16 million, less all amounts of net cash flow distributed to WHP on an accumulated basis, as an adjustment to the purchase price previously paid by WHP. Such amount would be payable by the Company in either cash or equity interests in IM Topco held by the Company. No amount has been recorded in the accompanying condensed consolidated balance sheets related to this contingent obligation, and management believes the likelihood of any such payment is remote. Based on IM Topco’s earnings from May 31, 2022 through March 31, 2023 and the applicable distribution provisions, WHP earned $5.89 million in cash flow, which reduces the maximum potential purchase price adjustment to $10.11 million.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023

(Unaudited)

13.    Subsequent Events

On May 15, 2023, the Company, through its subsidiaries, H Halston, LLC and H Heritage Licensing, LLC (collectively, the “Licensor”), entered into a master license agreement relating to the Halston Brand (the “Halston Master License”) with an industry-leading wholesale apparel company, for men’s and women’s apparel, men’s and women’s fashion accessories, children’s apparel and accessories, home, airline amenity and amenity kits, and such other product categories as mutually agreed upon. The Halston Master License provides for an upfront cash payment and royalties payable to the Company, including certain guaranteed minimum royalties, includes significant annual minimum net sales requirements, and has a twenty-five-year term (consisting of an initial five-year period, followed by a twenty-year period), subject to the licensee’s right to terminate with at least 120 days’ notice prior to the end of each five-year period during the term. The licensee has an option to purchase the Halston Brand for $5.0 million at the end of the twenty-five-year term, which right may be accelerated under certain conditions associated with an uncured material breach of the Halston Master License in accordance with the terms of the Halston Master License. The Licensor granted to the licensee a security interest in the Halston trademarks to secure the Licensor’s obligations under the Halston Master License, including to honor the obligations under the purchase option. In connection with the Halston Master License, the Company issued to the licensee a ten-year warrant to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $1.50 per share, which vest based upon certain annual royalty targets being satisfied.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements that are not historical facts contained in this report are forward-looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks are detailed in the Risk Factors section of our Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on April 17, 2023. The words “believe,” “anticipate,” “expect,” “continue,” “estimate,” “appear,” “suggest,” “goal,” “potential,” “predicts,” “seek,” “will,” “confident,” “project,” “provide,” “plan,” “likely,” “future,” “ongoing,” “intend,” “may,” “should,” “would,” “could,” “guidance,” and similar expressions identify forward-looking statements.

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

●	The Lori Goldstein Brand, Halston Brand, Ripka Brand, and C Wonder Brand are wholly owned by the Company.
●	We manage the Longaberger Brand through our 50% ownership interest in Longaberger Licensing, LLC.
●	We manage the Q Optix business through our 50% ownership interest in Q Optix, LLC.
●	The Company wholly owned and managed the Isaac Mizrahi Brand through May 31, 2022. On May 31, 2022, we sold a majority interest in the brand to a third party, but retained a 30% noncontrolling interest in the brand and continue to contribute to the operations of the brand through a service agreement.

Xcel continues to pioneer a true omni-channel sales strategy which includes the promotion and sale of products under its brands through interactive television, digital live-stream shopping, brick-and-mortar retail, wholesale, and e-commerce channels to be everywhere its customers shop. Our brands have generated over $3 billion in retail sales via live streaming in interactive television and digital channels alone

Our objective is to build a diversified portfolio of lifestyle consumer brands through organic growth and the strategic acquisition of new brands. To grow our brands, we are focused on the following primary strategies:

●	distribution and/or licensing of our brands for sale through interactive television (i.e., QVC, HSN, The Shopping Channel, TVSN, CJO, JTV, etc.);
●	wholesale distribution through joint ventures or licensing of our brands to retailers that sell to the end consumer;
●	direct-to-consumer distribution of our brands through e-commerce and live streaming;
●	licensing our brands to manufacturers and retailers for promotion and distribution through e-commerce, social commerce, and traditional brick-and-mortar retail channels whereby we provide certain design services; and

●	acquiring additional consumer brands and integrating them into our operating platform and leveraging our operating infrastructure and distribution relationships.

We believe that Xcel offers a unique value proposition to our retail and direct-to-consumer customers and our licensees for the following reasons:

●	our management team, including our officers’ and directors’ experience in, and relationships within the industry;
●	our deep knowledge , expertise, and proprietary technology in live streaming;
●	our design, production, sales, marketing, and supply chain and integrated technology platform that enables us to design and distribute trend-right product; and
●	our significant media and internet presence.

We utilize state-of-the-art supply chain management technology, trend analytics, and data science to actively monitor fashion trends and read and react to customer demands.

Summary of Operating Results

Three months ended March 31, 2023 (the “current quarter”) compared with the three months ended March 31, 2022 (the “prior year quarter”)

Revenues

Current quarter net revenue decreased approximately $2.7 million to $6.1 million from $8.7 million for the prior year quarter.

Net licensing revenue decreased by approximately $3.7 million in the current quarter to $2.2 million, compared with $6.0 million in the prior year quarter. This decrease in licensing revenue was primarily attributable to the May 31, 2022 sale of a majority interest in the Isaac Mizrahi brand through the sale of a 70% interest in IM Topco, LLC to WHP. Since the closing of such sale, we no longer record Isaac Mizrahi brand licensing revenue as part of our revenues.

Net sales increased by approximately $1.0 million in the current quarter to $3.8 million, compared with $2.8 million in the prior year quarter. This increase was primarily attributable to sale of all of our C Wonder apparel inventory to HSN as part of the restructuring and transformation of our business operating model, which we began in the current quarter and expect to complete by the end of the second quarter of 2023.

Cost of Goods Sold

Current quarter cost of goods sold was $2.7 million, compared with $1.7 million for the prior year quarter.

Gross profit margin from net product sales (net sales less cost of goods sold, divided by net sales) decreased from approximately 40% in the prior year quarter to approximately 30% in the current quarter.

Gross profit (net revenue less cost of goods sold) decreased approximately $3.7 million to $3.4 million from $7.1 million in the prior year quarter, primarily driven by the aforementioned decrease in net licensing revenue.

Operating Costs and Expenses

Operating costs and expenses decreased approximately $1.3 million from $8.3 million in the prior year quarter to $7.0 million in the current quarter. This decrease was primarily attributable to lower salaries, benefits and employment costs, driven by the combination of (i) the May 31, 2022 sale of a majority interest in the Isaac Mizrahi brand and the transfer of the employees associated with the Isaac Mizrahi brand to the IM Topco, LLC business venture, and (ii) reductions in staffing levels during the current quarter related to the restructuring and transformation of our business operating model.

Other Expense (Income), Including Non-cash Expenses

We account for our interest in the ongoing operations of IM Topco, LLC using the equity method of accounting. We recognized an equity method loss of $0.52 million related to our investment for the current quarter, based on the distribution provisions set forth in the related business venture agreement.

Depreciation and amortization was approximately $1.8 million in both the current quarter and prior year quarter.

Interest and Finance Expense

Interest and finance expense for the current quarter was approximately $0.0 million, compared with $0.7 million for the prior year quarter. This decrease was attributable to the May 31, 2022 repayment of all of our outstanding term loan debt.

Income Tax Benefit

The estimated annual effective income tax rate for the current quarter and the prior year quarter was approximately 0% for both periods, resulting in an income tax benefit of $0 for both periods.

For both the current quarter and the prior year quarter, the federal statutory rate differed from the effective tax rate due to the recording of a valuation allowance against the benefit that would have otherwise been recognized, as it was considered not more likely than not that the net operating losses generated during each period will be utilized in future periods.

Net Loss Attributable to Xcel Brands, Inc. Stockholders

We had a net loss of $5.6 million for the current quarter, compared with a net loss of $3.5 million for the prior year quarter, due to the combination of the factors outlined above.

Non-GAAP Net (Loss) Income, Non-GAAP Diluted EPS, and Adjusted EBITDA

We had a non-GAAP net loss of approximately $3.6 million, or $0.18 per diluted share (“non-GAAP diluted EPS”), for the current quarter and a non-GAAP net loss of $1.9 million, or $0.10 per diluted share, for the prior year quarter. Non-GAAP net (loss) income is a non-GAAP unaudited term, which we define as net (loss) income attributable to Xcel Brands, Inc. stockholders, exclusive of amortization of trademarks, our proportional share of trademark amortization of equity method investees, stock-based compensation, loss on extinguishment of debt, gain on sales of assets, gain on reduction of contingent obligations, costs (recoveries) in connection with potential acquisitions, certain adjustments to the provision for doubtful accounts related to the bankruptcy of and economic impact on certain retail customers due to the COVID-19 pandemic, asset impairments, and income taxes. Non-GAAP net income and non-GAAP diluted EPS measures do not include the tax effect of the aforementioned adjusting items, due to the nature of these items and the Company’s tax strategy.

We had Adjusted EBITDA of approximately $(3.2) million for the current quarter, compared with approximately $(0.9) million for the prior year quarter. Adjusted EBITDA is a non-GAAP unaudited measure, which we define as net (loss) income attributable to Xcel Brands, Inc. stockholders before depreciation and amortization, our proportional share of trademark amortization of equity method investees, interest and finance expenses (including loss on extinguishment of debt, if any), income taxes, other state and local franchise taxes, stock-based compensation, gains on reduction of contingent obligations, gains on sale of assets, costs (recoveries) in connection with potential acquisitions, asset impairments, and certain adjustments to the provision for doubtful accounts related to the bankruptcy of and economic impact on certain retail customers due to the COVID-19 pandemic.

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

The following table is a reconciliation of net loss attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net (loss) income:

	Three Months Ended
	March 31,
($ in thousands)	2023	2022
Net loss attributable to Xcel Brands, Inc. stockholders	$(5,643)	$(3,487)
Amortization of trademarks	1,520	1,514
Proportional share of trademark amortization of equity method investee	515	—
Stock-based compensation	57	32
Non-GAAP net (loss) income	$(3,551)	$(1,941)

The following table is a reconciliation of diluted loss per share (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted EPS:

	Three Months Ended
	March 31,
	2023	2022
Diluted loss per share	$(0.29)	$(0.18)
Amortization of trademarks	0.08	0.08
Proportional share of trademark amortization of equity method investee	0.03	—
Stock-based compensation	0.00	0.00
Non-GAAP diluted EPS	$(0.18)	$(0.10)
Non-GAAP weighted average diluted shares	19,633,194	19,571,119

The following table is a reconciliation of net loss attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Three Months Ended
	March 31,
($ in thousands)	2023	2022
Net loss attributable to Xcel Brands, Inc. stockholders	$(5,643)	$(3,487)
Depreciation and amortization	1,797	1,820
Proportional share of trademark amortization of equity method investee	515	—
Interest and finance expense	25	709
State and local franchise taxes	21	36
Stock-based compensation	57	32
Adjusted EBITDA	$(3,228)	$(890)

Liquidity and Capital Resources

General

As of March 31, 2023 and December 31, 2022, our cash and cash equivalents were $1.6 million and $4.6 million, respectively.

Our principal capital requirements have been to fund working capital needs, acquire new brands, and to a lesser extent, capital expenditures. Notwithstanding our recent investments in our ERP system and our brick-and-mortal retail store in 2020 and 2021, respectively, our business operating model generally does not require material capital expenditures, and as of March 31, 2023, we have no significant commitments for future capital expenditures.

Working Capital

Our working capital (current assets less current liabilities, excluding the current portion of operating lease obligations and any contingent obligations payable in common stock) was $5.1 million and $8.8 million as of March 31, 2023 and December 31, 2022, respectively.

Liquidity and Management’s Plans

We incurred a net loss of approximately $5.6 million during the three months ended March 31, 2023 (which included non-cash expenses of approximately $2.4 million), and had an accumulated deficit of approximately $38.4 million as of March 31, 2023. Net cash used in operating activities was approximately $2.9 million for the three months ended March 31, 2023. These factors, along with our current levels of cash and working capital, raise uncertainties about the Company’s ability to continue as a going concern.

Management plans to mitigate an expected shortfall of capital and to support future operations by shifting the business from a wholesale/licensing hybrid model into a “licensing-plus” business model. In the first quarter of 2023, we began to restructure our business operations by entering into new licensing agreements and joint venture arrangements with best-in-class business partners. We entered into a new interactive television licensing agreement with America’s Collectibles Network, Inc. d/b/a Jewelry Television (“JTV”) for the Ripka Brand, and a separate license with JTV for the Ripka Brand’s e-commerce business. For apparel, similar transactions have recently been executed. In conjunction with the launch of the C Wonder Brand on HSN, we licensed the wholesale operations related to the brand to One Jeanswear Group, LLC (“OJG”); this new license with OJG also includes other new celebrity brands that we plan to launch in 2023 and beyond. For the Halston Brand, on May 15, 2023 we entered into a new master license agreement for men’s, women’s, and children’s apparel, fashion accessories, and other product categories with an industry-leading wholesale apparel company for distribution through department stores, e-commerce, and other retailers. This new master license for the Halston Brand provides for an upfront cash payment and royalties to the Company, including certain guaranteed minimum royalties, includes significant annual minimum net sales requirements, and has a twenty-five-year term (consisting of an initial five-

year period, followed by a twenty-year period), subject to the licensee’s right to terminate with at least 120 days’ notice prior to the end of each five-year period during the term.

Management expects the transition of these operating businesses to be completed by the end of the second quarter of 2023. We believe that this evolution of our operating model will provide significant cost savings and allow us to reduce and better manage our exposure to operating risks. As of March 31, 2023, the Company has taken steps that will reduce payroll costs by $6 million and operating expenses by $7 million over the next twelve months.

Based on these recent events and changes in our business model, management expects to generate adequate cash flows to meet the Company’s operating and capital expenditure needs, for at least the twelve months subsequent to the filing date of this Quarterly Report on Form 10-Q, and therefore, such conditions and uncertainties with respect to the Company’s ability to continue as a going concern as of March 31, 2023, have subsequently been alleviated.

Commentary on the components of our cash flows for the current quarter as compared with the prior year quarter is set forth below.

Operating Activities

Net cash used in operating activities was approximately $2.92 million in the current quarter, compared with approximately $0.89 million in the prior year nine months.

The current quarter cash used in operating activities was primarily attributable to the combination of the net loss of $(5.94) million plus non-cash items of approximately $2.37 million and the net change in operating assets and liabilities of approximately $0.65 million. Non-cash items were primarily comprised of $1.80 million of depreciation and amortization and the $0.52 million undistributed proportional share of net loss of equity method investee. The net change in operating assets and liabilities was primarily comprised of increases in various operating liabilities of approximately $1.40 million, partially offset by an increase in accounts receivable of $(0.86) million.

The prior year quarter cash used in operating activities was primarily attributable to the combination of the net loss of $(3.74) million plus non-cash expenses of approximately $1.94 million and the net change in operating assets and liabilities of approximately $0.91 million. Non-cash net expenses were primarily comprised of $1.82 million of depreciation and amortization and $0.09 million of amortization of deferred finance costs. The net change in operating assets and liabilities was primarily comprised of an increase in various operating liabilities of $2.62 million, partially offset by an increase in accounts receivable of $(1.04) million and an increase in inventory of $(0.57) million.

Investing Activities

Net cash used in investing activities for the current quarter consisted of approximately $0.08 million of capital expenditures, primarily related to software. Net cash used in the investing activities for the prior year quarter consisted of approximately $0.04 million of capital expenditures.

Financing Activities

Net cash used in financing activities for the prior year quarter consisted of approximately $(0.63) million of scheduled principal payments on term loan debt. There was no cash used in or provided by financing activities in the current quarter.

Other Factors

We continue to seek to expand and diversify the types of licensed products being produced under our brands. We plan to continue to diversify the distribution channels within which licensed products are sold, in an effort to reduce dependence on any particular retailer, consumer, or market sector within each of our brands. The Lori Goldstein brand, Halston brand, and C Wonder brand have a core business in fashion apparel and accessories. The Ripka brand is a fine jewelry business which we believe helps diversify our industry focus while at the same time complements our business operations and relationships.

While the recent sale of a majority interest in the Isaac Mizrahi brand has resulted in a short-term decrease in our revenues, as that brand represented a significant portion of our historical revenues, we are taking actions to replace those revenues in the long-term with new strategic business initiatives, as we concentrate our resources on growing our brands, launching new brands, and entering into new business partnerships. We continue to seek new opportunities, including expansion through interactive television, live streaming, additional domestic and international licensing arrangements, and acquiring additional brands, including recent launches of our Victor Glemaud and C Wonder by Christian Siriano businesses on HSN.

In the first quarter of 2023, we began to restructure our business operations by shifting our business from a wholesale/licensing hybrid model into a “licensing-plus” business model. These efforts include entering into new structured contractual arrangements with best-in-class business partners in order to more efficiently operate our wholesale and e-commerce businesses and reduce and better manage our exposure to operating risks.

At the same time, we continue to face a number of headwinds in the current macroeconomic environment. The global shipping industry has experienced and continues to experience challenges related to port delays and reduced availability for carriers and containers. This situation has negatively impacted our supply chain partners, including third party manufacturers, logistics providers, and other vendors, as well as the supply chains of our licensees, and has resulted in increased cost of supply and freight costs for us and our licensees. Such higher costs are currently expected to continue for at least some portion of 2023.

Further, the cost of raw materials, labor, manufacturing, energy, fuel, shipping and logistics, and other inputs related to the production and distribution of our products have increased and may continue to increase unexpectedly. Beginning in the first quarter of 2022, input costs increased significantly. We expect the pressures of input cost inflation to continue for at least the majority of 2023. We may not be able to mitigate the impact of inflation and cost increases or pass these costs along to our customers.

Also, poor economic and market conditions, including a potential recession, may negatively impact market sentiment, decreasing the demand for apparel, footwear, accessories, fine jewelry, home goods, and other consumer products, which would adversely affect our operating income and results of operations. If we are unable to take effective measures in a timely manner to mitigate the impact of inflation as well as a potential recession, our business, financial condition, and results of operations could be adversely affected.

Our long-term success, however, will still remain largely dependent on our ability to build and maintain our brands’ awareness and continue to attract wholesale and direct-to-consumer customers, and contract with and retain key licensees and business partners, as well as our and our licensees’ ability to accurately predict upcoming fashion and design trends within their respective customer bases and fulfill the product requirements of the particular retail channels within the global marketplace. Unanticipated changes in consumer fashion preferences and purchasing patterns, slowdowns in the U.S. economy, changes in the prices of supplies, consolidation of retail establishments, and other factors noted in Item 1A of our most recent Annual Report on Form 10-K could adversely affect our licensees’ ability to meet and/or exceed their contractual commitments to us and thereby adversely affect our future operating results.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on April 17, 2023, for a discussion of our critical accounting policies and estimates.

Effective January 1, 2023, we adopted the provisions of Accounting Standards Update No. 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (as amended). Although the adoption of this new guidance did not have a significant impact on the Company’s results of operations, cash flows, or financial condition, it represented a change in our accounting policy with respect to the estimation of allowance for uncollectible accounts. Refer to Part I, Item 1, Note 5 of this Quarterly Report on Form 10-Q for additional information. During the three months ended March 31, 2023, there were no other material changes to our accounting policies.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.    CONTROLS AND PROCEDURES

A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2023, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023 such that the information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

B. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

We operate in a highly competitive industry that involves numerous known and unknown risks and uncertainties that could impact our operations. The risks described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered or registered securities during the three months ended March 31, 2023.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

On May 15, 2023, the Company, through its subsidiaries, H Halston, LLC and H Heritage Licensing, LLC (collectively, the “Licensor”), entered into a master license agreement relating to the Halston Brand (the “Halston Master License”) with an industry-leading wholesale apparel company, for men’s and women’s apparel, men’s and women’s fashion accessories, children’s apparel and accessories, home, airline amenity and amenity kits, and such other product categories as mutually agreed upon. The Halston Master License provides for an upfront cash payment and royalties payable to the Company, including certain guaranteed minimum royalties, includes significant annual minimum net sales requirements, and has a twenty-five-year term (consisting of an initial five-year period, followed by a twenty-year period), subject to the licensee’s right to terminate with at least 120 days’ notice prior to the end of each five-year period during the term. The licensee has an option to purchase the Halston Brand for $5.0 million at the end of the twenty-five-year term, which right may be accelerated under certain conditions associated with an uncured material breach of the Halston Master License in accordance with the terms of the Halston Master License. The Licensor granted to the licensee a security interest in the Halston trademarks to secure the Licensor’s obligations under the Halston Master License, including to honor the obligations under the purchase option. In connection with the Halston Master License, the Company issued to the licensee a ten-year warrant to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $1.50 per share, which vest based upon certain annual royalty targets being satisfied.

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

Date: May 18, 2023	By:	/s/ Robert W. D’Loren
Name: Robert W. D’Loren
Title: Chairman and Chief Executive Officer

	By:	/s/ James Haran
Name: James Haran
Title: Chief Financial Officer and Vice President