Form 10-Q
period 2023-06-30
XCel Brands, Inc.
filed 2023-08-14
CIK 1083220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 9, 2023, there were 19,707,956 shares of common stock, $.001 par value per share, of the issuer outstanding.

XCEL BRANDS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)	(Note 1)
Assets
Current Assets:
Cash and cash equivalents	$3,507	$4,608
Accounts receivable, net	6,878	5,110
Inventory	798	2,845
Prepaid expenses and other current assets	554	1,457
Total current assets	11,737	14,020
Non-current Assets:
Property and equipment, net	916	1,418
Operating lease right-of-use assets	4,946	5,420
Trademarks and other intangibles, net	44,590	47,665
Equity method investment	18,165	19,195
Deferred tax assets, net	1,107	1,107
Other assets	25	110
Total non-current assets	69,749	74,915

Total Assets	$81,486	$88,935

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$2,750	$3,870
Deferred revenue	922	88
Accrued income taxes payable	555	568
Accrued payroll	154	416
Current portion of operating lease obligations	1,219	1,376
Current portion of contingent obligations	1,400	243
Total current liabilities	7,000	6,561
Long-Term Liabilities:
Long-term portion of operating lease obligations	4,660	5,839
Deferred revenue	4,207	—
Long-term portion of contingent obligations	4,996	6,396
Total long-term liabilities	13,863	12,235
Total Liabilities	20,863	18,796

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, and 19,700,656 and 19,624,860 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	20	20
Paid-in capital	103,715	103,592
Accumulated deficit	(41,908)	(32,797)
Total Xcel Brands, Inc. stockholders' equity	61,827	70,815
Noncontrolling interest	(1,204)	(676)
Total Stockholders' Equity	60,623	70,139

Total Liabilities and Stockholders' Equity	$81,486	$88,935

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues
Net licensing revenue	$2,428	$5,175	$4,650	$11,136
Net sales	4,353	3,292	8,181	6,078
Net revenue	6,781	8,467	12,831	17,214
Cost of goods sold	3,800	2,570	6,493	4,250
Gross profit	2,981	5,897	6,338	12,964

Direct operating costs and expenses
Salaries, benefits and employment taxes	2,241	5,236	5,706	10,089
Other selling, general and administrative expenses	2,943	4,288	6,436	7,712
Total direct operating costs and expenses	5,184	9,524	12,142	17,801

Operating loss before other operating costs and expenses (income)	(2,203)	(3,627)	(5,804)	(4,837)

Other operating costs and expenses (income)
Depreciation and amortization	1,786	1,812	3,583	3,632
Gain on sale of majority interest in Isaac Mizrahi brand	—	(20,608)	—	(20,608)
Loss from equity method investment	515	—	1,030	—
Gain on sale of limited partner ownership interest	(351)	—	(351)	—
Gain on settlement of lease liability	(445)	—	(445)	—

Operating (loss) income	(3,708)	15,169	(9,621)	12,139

Interest and finance (income) expense
Interest expense - term loan debt	—	479	—	1,187
Other interest and finance charges, net	(7)	(1)	18	—
Loss on early extinguishment of debt	—	2,324	—	2,324
Total interest and finance (income) expense	(7)	2,802	18	3,511

(Loss) income before income taxes	(3,701)	12,367	(9,639)	8,628

Income tax (benefit) provision	—	3,178	—	3,178

Net (loss) income	(3,701)	9,189	(9,639)	5,450
Net loss attributable to noncontrolling interest	(233)	(301)	(528)	(553)
Net (loss) income attributable to Xcel Brands, Inc. stockholders	$(3,468)	$9,490	$(9,111)	$6,003

(Loss) earnings per common share attributable to Xcel Brands, Inc. stockholders:
Basic net (loss) income per share	$(0.18)	$0.48	$(0.46)	$0.31
Diluted net (loss) income per share	$(0.18)	$0.48	$(0.46)	$0.30
Weighted average number of common shares outstanding:
Basic weighted average common shares outstanding	19,735,500	19,677,243	19,684,630	19,624,474
Diluted weighted average common shares outstanding	19,735,500	19,814,448	19,684,630	19,756,775

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Xcel Brands, Inc. Stockholders
	Common Stock
	Number of		Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance as of December 31, 2021	19,571,119	$20	$103,039	$(28,779)	$662	$74,942

Compensation expense related to stock options and restricted stock	—	—	30	—	—	30

Net loss	—	—	—	(3,487)	(252)	(3,739)

Balance as of March 31, 2022	19,571,119	20	103,069	(32,266)	410	71,233

Compensation expense related to stock options and restricted stock	—	—	402	—	—	402

Shares issued to executive related to stock grants for bonus payments	178,727	—	281	—	—	281

Shares repurchased from executive in exchange for withholding taxes	(53,882)	—	(85)	—	—	(85)

Shares issued to consultant in connection with stock grant	20,064	—	33	—	—	33

Shares issued to directors in connection with restricted stock grants	50,000	—	—	—	—	—

Shares issued to consultant in connection with Isaac Mizrahi sale transaction	65,275	—	97	—	—	97

Shares issued to key employee in connection with stock grant	33,557	—	50	—	—	50

Shares repurchased from key employee in exchange for withholding taxes related to vesting of restricted shares	(240,000)	—	(357)	—	—	(357)

Net income (loss)	—	—	—	9,490	(301)	9,189

Balance as of June 30, 2022	19,624,860	$20	$103,490	$(22,776)	$109	$80,843

Balance as of December 31, 2022	19,624,860	$20	$103,592	$(32,797)	$(676)	$70,139

Compensation expense related to stock options and restricted stock	—	—	51	—	—	51

Shares issued to consultant in connection with stock grant	8,334	—	6	—	—	6

Net loss	—	—	—	(5,643)	(295)	(5,938)

Balance as of March 31, 2023	19,633,194	20	103,649	(38,440)	(971)	64,258

Compensation expense related to stock options and restricted stock	—	—	27	—	—	27

Shares issued to consultant in connection with stock grant	58,334	—	39	—	—	39

Shares issued on exercise of stock options, net of shares surrendered for cashless exercises	9,128	—	—	—	—	—

Net loss	—	—	—	(3,468)	(233)	(3,701)

Balance as of June 30, 2023	19,700,656	$20	$103,715	$(41,908)	$(1,204)	$60,623

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net (loss) income	$(9,639)	$5,450
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization expense	3,583	3,632
Asset impairment charges	100	—
Amortization of deferred finance costs included in interest expense	—	156
Stock-based compensation	122	517
Provision for doubtful accounts	—	90
Undistributed proportional share of net loss of equity method investee	1,030	—
Loss on early extinguishment of debt	—	2,324
Deferred income tax provision	—	1,384
Gain on sale of majority interest in Isaac Mizrahi brand	—	(20,608)
Gain on sale of limited partner ownership interest	(351)	—
Gain on settlement of lease liability	(445)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,768)	(1,741)
Inventory	2,047	(100)
Prepaid expenses and other current and non-current assets	863	8
Deferred revenue	5,041	347
Accounts payable, accrued expenses, accrued payroll, accrued income taxes payable, and other current liabilities	(1,637)	205
Lease-related assets and liabilities	(417)	(159)
Other liabilities	—	(224)
Net cash used in operating activities	(1,471)	(8,719)

Cash flows from investing activities
Net proceeds from sale of majority interest in Isaac Mizrahi brand	—	45,408
Net proceeds from sale of assets	451	—
Purchase of property and equipment	(81)	(85)
Net cash provided by investing activities	370	45,323

Cash flows from financing activities
Shares repurchased including vested restricted stock in exchange for withholding taxes	—	(442)
Payment of long-term debt	—	(29,000)
Payment of prepayment, breakage and other fees associated with early extinguishment of long-term debt	—	(1,511)
Net cash used in financing activities	—	(30,953)

Net (decrease) increase in cash and cash equivalents	(1,101)	5,651

Cash and cash equivalents at beginning of period	4,608	5,222

Cash and cash equivalents at end of period	$3,507	$10,873

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$1,032
Cash paid during the period for income taxes	$16	$—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023

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

●	The Lori Goldstein Brand, Halston Brand, Ripka Brand, and C Wonder Brand are wholly owned by the Company.
●	The Company manages the Longaberger Brand through its 50% ownership interest in Longaberger Licensing, LLC; the Company consolidates Longaberger Licensing, LLC and recognizes noncontrolling interest for the remaining ownership interest held by a third party.
●	The Company manages the Q Optix business through its 50% ownership interest in Q Optix, LLC; the Company consolidates Q Optix, LLC and recognizes noncontrolling interest for the remaining ownership interest held by a third party.
●	The Company wholly owned and managed the Isaac Mizrahi Brand through May 31, 2022. On May 31, 2022, the Company sold to a third party a majority interest in a newly-created subsidiary that was formed to hold the Isaac Mizrahi Brand trademarks, but retained a noncontrolling interest in the brand through a 30% ownership interest in IM Topco, LLC, and continues to contribute to the operations of the brand through a service agreement (see Note 11 for additional details). The Company accounts for its interest in IM Topco, LLC using the equity method of accounting.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023

(Unaudited)

The Company designs, produces, markets, and distributes products, licenses its brands to third parties, and generates licensing revenues through contractual arrangements with manufacturers and retailers. The Company and its licensees distribute through an omni-channel retail sales strategy, which includes distribution through interactive television, digital live-stream shopping, wholesale, and e-commerce channels to be everywhere its customers shop.

The Company’s wholesale and direct-to-consumer operations are presented as "Net sales" and "Cost of goods sold" in the Condensed Consolidated Statements of Operations, separately from the Company’s net licensing revenue.

Liquidity and Management’s Plans

The Company incurred a net loss attributable to Company stockholders of approximately $3.5 million and $9.1 million during the three and six months ended June 30, 2023, respectively (which included net non-cash expenses of approximately $1.7 million and $4.0 million, respectively), and had an accumulated deficit of approximately $41.9 million as of June 30, 2023. Net cash used in operating activities was approximately $1.5 million for the six months ended June 30, 2023. The Company had working capital (current assets less current liabilities, excluding the current portion of lease obligations and any contingent obligations payable in common stock) of approximately $6.0 million as of June 30, 2023. The Company’s cash and cash equivalents were approximately $3.5 million as of June 30, 2023. The aforementioned factors raise uncertainties about the Company’s ability to continue as a going concern.

Management implemented a plan to mitigate an expected shortfall of capital and to support future operations by shifting the business from a wholesale/licensing hybrid model into a “licensing-plus” business model. In the first quarter of 2023, the Company began to restructure its business operations by entering into new licensing agreements and joint venture arrangements with best-in-class business partners. The Company entered into a new interactive television licensing agreement with America’s Collectibles Network, Inc. d/b/a Jewelry Television (“JTV”) for the Ripka Brand, and a separate license with JTV for the Ripka Brand’s e-commerce business. For apparel, similar transactions have recently been executed. In conjunction with the launch of the C Wonder Brand on HSN, the Company licensed the wholesale operations related to the brand to One Jeanswear Group, LLC (“OJG”); this new license with OJG also includes certain other new celebrity brands that the Company plans to develop and launch in 2023 and beyond. For the Halston Brand, on May 15, 2023, the Company entered into a new master license agreement for men’s, women’s, and children’s apparel, fashion accessories, and other product categories with an industry-leading wholesale apparel company for distribution through department stores, e-commerce, and other retailers (see Note 4). This new master license for the Halston Brand provides for an upfront cash payment and royalties, including certain guaranteed minimum royalties to the Company, includes significant annual minimum net sales requirements, and has a twenty-five-year term (consisting of an initial five-year period, followed by a twenty-year period), subject to the licensee’s right to terminate with at least 120 days’ notice prior to the end of each five-year period during the term.

The transition of these operating businesses was substantially completed as of June 30, 2023. Management believes that this evolution of the Company’s operating model will provide the Company with significant cost savings and allow the Company to reduce and better manage its exposure to operating risks. As of June 30, 2023, the Company has reduced payroll costs by approximately $6 million and operating expenses by approximately $7 million, on an annualized basis when compared to the corresponding periods in the prior year.

Based on these recent events and changes in the Company’s business model, management expects to generate adequate cash flows to meet the Company’s operating and capital expenditure needs, for at least the twelve months subsequent to the filing date of this Quarterly Report on Form 10-Q, and therefore, such conditions and uncertainties with respect to the Company’s ability to continue as a going concern as of June 30, 2023, have been alleviated.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023

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

The purchase price paid by WHP to the Company at the closing of the transaction consisted of $46.2 million in cash. The Company incurred approximately $0.9 million of expenses directly related to this transaction, including legal fees and agent fees, of which $0.1 million of the agent fees were paid through the issuance of 65,275 shares of the Company’s common stock, which were recognized as a reduction to the gain from the transaction. The Company recognized a net pre-tax gain from the transaction of $20.6 million, which is classified within “other expense (income), including non-cash expenses” in the condensed consolidated statements of operations for the three and six months ended June 30, 2022.

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

Based on these distribution provisions, the Company recognized an equity method loss of $0.52 million and $1.03 million related to its investment for the three and six months ended June 30, 2023, respectively. The Company did not recognize any equity income or loss related to its investment for the three and six months ended June 30, 2022.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023

(Unaudited)

Summarized financial information for IM Topco for the three and six months ended June 30, 2023 is as follows:

	For the three	For the six
	months ended	months ended
	June 30,	June 30,
($ in thousands)	2023	2023
Revenues	$3,573	$6,919
Gross profit	3,573	6,919
Income from continuing operations	206	113
Net income	206	113

3.      Trademarks and Other Intangibles

Trademarks and other intangibles, net consist of the following:

	Weighted
	Average	June 30, 2023
	Amortization	Gross Carrying	Accumulated	Net Carrying
($ in thousands)	Period	Amount	Amortization	Amount
Trademarks (finite-lived)	15 years	68,880	24,391	44,489
Copyrights and other intellectual property	8 years	429	328	101
Total		$69,309	$24,719	$44,590

	Weighted
	Average	December 31, 2022
	Amortization	Gross Carrying	Accumulated	Net Carrying
($ in thousands)	Period	Amount	Amortization	Amount
Trademarks (finite-lived)	15 years	68,880	21,346	47,534
Copyrights and other intellectual property	8 years	429	298	131
Total		$69,309	$21,644	$47,665

Amortization expense for intangible assets was approximately $1.54 million for both the three-month period ended June 30, 2023 (the "current quarter") and the three-month period ended June 30, 2022 (the "prior year quarter").

Amortization expense for intangible assets was approximately $3.07 million for both the six-month period ended June 30, 2023 (the "current six months") and the six-month period ended June 30, 2022 (the "prior year six months").

4.      Significant Contracts and Concentrations

Halston Master License

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

June 30, 2023

(Unaudited)

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

As a result of the upfront cash payment and guaranteed minimum royalties discussed above, the Company has recognized $4.89 million of deferred revenue contract liabilities on its condensed consolidated balance sheet as of June 30, 2023 related to this contract, of which $0.89 million was classified as a current liability and $4.00 million was classified as a long-term liability. The balance of the deferred revenue contract liabilities will be recognized ratably as revenue over the next 5.5 years. Net licensing revenue recognized from the Halston Master License was $0.33 million for the current quarter and current six months.

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

●	Net licensing revenue from the Qurate Agreements totaled $1.76 million and $4.05 million for the current quarter and prior year quarter, respectively, representing approximately 26% and 48% of the Company’s total net revenue for the current quarter and prior year quarter, respectively. The prior year quarter included revenues from Qurate Agreement related to the Isaac Mizrahi Brand; such agreement was assigned to IM Topco on May 31, 2022.
●	Net licensing revenue from the Qurate Agreements totaled $3.28 million and $9.06 million for the current six months and prior year six months, respectively, representing approximately 26% and 53% of the Company’s total net revenue for the current quarter and prior year quarter, respectively. The prior year six months included revenues from Qurate Agreement related to the Isaac Mizrahi Brand; such agreement was assigned to IM Topco on May 31, 2022.
●	As of June 30, 2023 and December 31, 2022, the Company had receivables from Qurate of $1.6 million and $0.9 million, respectively, representing approximately 23% and 17% of the Company’s total net accounts receivable, respectively.

5. Accounts Receivable

Accounts receivable are presented on the Company’s condensed consolidated balance sheets net of allowances for credit losses. Such allowances were approximately $0.0 million as of both June 30, 2023 and December 31, 2022. The Company did not recognize any credit loss expense in the current quarter or current six months. There were no significant write-offs or recoveries in the current quarter or current six months.

Credit loss expense recognized in the prior year quarter and prior year six months was $0.09 million.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023

(Unaudited)

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

Also, as of June 30, 2023 and December 31, 2022, approximately $1.18 million and $1.65 million, respectively, of the Company's outstanding receivables were assigned to a third-party agent pursuant to a services agreement entered into during the third quarter of 2022, under which the Company assigned, for purposes of collection only, the right to collect certain specified receivables on the Company's behalf and solely for the Company's benefit. Under such agreement, the Company retains ownership of such assigned receivables, and receives payment from the agent (less certain fees charged by the agent) upon the agent's collection of the receivables from customers. During the current quarter and current six months, the Company paid approximately $0.02 million and $0.07 million in fees to the agent under the aforementioned services agreement.

6. Leases

The Company has an operating lease for its corporate offices and operations facility, as well as certain equipment with a term of 12 months or less.  As of June 30, 2023, the Company’s real estate lease has a remaining lease term of approximately 4.3 years, and the lease liability is measured using a discount rate of 6.25%.

Lease expense included in selling, general and administrative expenses on the Company’s unaudited condensed consolidated statements of operations was approximately $0.4 million for both the current quarter and prior year quarter, approximately $0.8 million for the current six months, and approximately $0.7 million for the prior year six months.

Cash paid for amounts included in the measurement of operating lease liabilities was approximately $0.4 million in both the current quarter and prior year quarter, approximately $0.8 million in the current six months, and approximately $1.0 million in the prior year six months.

Also, the Company was previously a party to an operating lease for its former retail store location, which was closed in 2022. During the three months ended June 30, 2023, the Company successfully negotiated a settlement with the lessor resulting in the termination of this lease. Under the settlement agreement, the Company paid $0.07 million to the lessor in May 2023, and agreed to make two subsequent payments of approximately $0.11 million each to the lessor on or before July 31, 2023 and October 31, 2023. The Company recognized a liability of $0.23 million for these remaining payments as part of “accounts payable, accrued expenses and other current liabilities” on the condensed consolidated balance sheet as of June 30, 2023. The Company recognized a gain of $0.44 million from this settlement transaction, which is classified within “other expense (income), including non-cash expenses” in the condensed consolidated statements of operations for the three and six months ended June 30, 2023.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023

(Unaudited)

As of June 30, 2023, the maturities of lease obligations were as follows:

($ in thousands)
2023 (July 1 through December 31)	$776
2024	1,552
2025	1,552
2026	1,552
2027	1,294
Thereafter	-
Total lease payments	6,726
Less: Discount	847
Present value of lease liabilities	5,879
Current portion of lease liabilities	1,219
Non-current portion of lease liabilities	$4,660

7. Debt

The Company did not have any debt obligations as of June 30, 2023 or December 31, 2022.

From December 30, 2021 through May 31, 2022, the Company had term loan debt outstanding pursuant to an agreement with First Eagle Alternative Credit Agent, LLC (“FEAC”); this debt was repaid in full and extinguished on May 31, 2022. As a result of this extinguishment, the Company recognized a loss on early extinguishment of debt of approximately $2.3 million during the prior year quarter and prior year six months, consisting of approximately $1.4 million of debt prepayment premium, the immediate write-off of approximately $0.8 million of unamortized deferred finance costs, and approximately $0.1 million of other costs.

For the prior year quarter and prior year six months, the Company incurred interest expense (including both interest paid in cash and the amortization of deferred finance costs) related to term loan debt of approximately $0.48 million and $1.19 million, respectively, and the effective interest rate related to term loan debt was approximately 9.8%.

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

June 30, 2023

(Unaudited)

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

Total expense recognized in the current quarter and prior year quarter for all forms of stock-based compensation was approximately $0.06 million and $0.58 million, respectively. Of the current quarter expense amount, substantially all of the expense related to directors and consultants, and was recorded within “other selling, general and administrative expenses” in the accompanying condensed consolidated statements of operations. Of the prior year quarter expense amount, approximately $0.39 million related to employees and approximately $0.19 million related to directors and consultants. Approximately $0.48 million of the prior year quarter expense was recorded as operating costs, and approximately $0.10 million was recorded as a reduction to other income.

Total expense recognized in the current six months and prior year six months for all forms of stock-based compensation was approximately $0.12 million and $0.61 million, respectively. Of the current six months expense amount, substantially all of the expense related to directors and consultants, and was recorded within “other selling, general and administrative expenses” in the accompanying condensed consolidated statements of operations. Of the prior year six months expense amount, approximately $0.40 million related to employees and approximately $0.21 million related to directors and consultants. Approximately $0.51 million of the prior year six months expense was recorded as operating costs, and approximately $0.10 million was recorded as a reduction to other income.

Stock Options

A summary of the Company’s stock options activity for the current six months is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding at January 1, 2023	5,614,310	$2.12	4.76	$—
Granted	—	—
Exercised	(22,750)	1.00
Expired/Forfeited	(472,140)	3.84
Outstanding at June 30, 2023, and expected to vest	5,119,420	$2.04	4.59	$—
Exercisable at June 30, 2023	1,556,920	$2.76	2.19	$—

Compensation expense related to stock options for the current quarter and the prior year quarter was approximately $0.02 million and $0.38 million, respectively. Compensation expense related to stock options for the current six months and the prior year six months was approximately $0.05 million and $0.40 million, respectively. Total unrecognized compensation expense related to unvested stock options at June 30, 2023 was approximately $0.05 million and is expected to be recognized over a weighted average period of approximately 0.79 years.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023

(Unaudited)

A summary of the Company’s non-vested stock options activity for the current six months is as follows:

		Weighted
		Average
	Number of	Grant Date
	Options	Fair Value
Balance at January 1, 2023	3,697,500	$0.05
Granted	—	—
Vested	(135,000)	0.68
Forfeited or Canceled	—	—
Balance at June 30, 2023	3,562,500	$0.02

Warrants

A summary of the Company’s warrants activity for the current six months is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	(in Years)	Value
Outstanding and exercisable at January 1, 2023	116,065	$3.15	1.57	$—
Granted	1,000,000	1.50
Exercised	—	—
Expired/Forfeited	—	—
Outstanding at June 30, 2023	1,116,065	$1.67	8.97	$88,009
Exercisable at June 30, 2023	116,065	$3.15	1.09	$—

On May 15, 2023, in connection with the Halston Master License (see Note 4), the Company issued to a licensee a ten-year warrant to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $1.50 per share, which vest based upon certain annual royalty targets being satisfied under the license agreement. The fair value of the warrants will be recognized as a reduction of revenue over the term of the related license agreement, with an offsetting increase to stockholders’ equity as additional paid-in capital.

No compensation expense related to warrants was recognized in the current quarter, prior year quarter, current six months, or prior year six months.

Stock Awards

A summary of the Company’s restricted stock activity for the current six months is as follows:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2023	333,333	$3.71
Granted	66,668	0.67
Vested	(66,668)	0.67
Expired/Forfeited	—	—
Outstanding at June 30, 2023	333,333	$3.71

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023

(Unaudited)

On January 1, 2023, the Company issued 8,334 shares of common stock to a consultant, which vested immediately.

On April 17, 2023, the Company issued 8,334 shares of common stock to a consultant, which vested immediately.

On May 15, 2023, the Company issued 50,000 shares of common stock to a consultant, which vested immediately.

Compensation expense related to stock awards was approximately $0.05 million for the current quarter and approximately $0.20 million for the prior year quarter. Compensation expense related to stock awards was approximately $0.08 million for the current six months and approximately $0.21 million for the prior year six months. Total unrecognized compensation expense related to unvested restricted stock grants at June 30, 2023 was approximately $0.03 million and is expected to be recognized over a weighted average period of approximately 0.79 years.

Restricted Stock Units

There were no restricted stock units outstanding as of June 30, 2023 and December 31, 2022, and no restricted stock units have been issued since the inception of the 2021 Plan.

Shares Available Under the Company’s Equity Incentive Plans

As of June 30, 2023, there were 3,302,241 shares of common stock available for award grants under the 2021 Plan.

Shares Reserved for Issuance

As of June 30, 2023, there were 8,537,726 shares of common stock reserved for issuance, including 4,898,135 shares reserved pursuant to unexercised warrants and stock options previously granted under the 2011 Plan, 337,350 shares reserved pursuant to unexercised stock options granted under the 2021 Plan, and 3,302,241 shares available for issuance under the 2021 Plan.

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023

(Unaudited)

The following table is a reconciliation of the numerator and denominator of the basic and diluted net (loss) income per share computations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Net (loss) income attributable to Xcel Brands, Inc. stockholders (in thousands)	$(3,468)	$9,490	$(9,111)	$6,003

Denominator:
Basic weighted average number of shares outstanding	19,735,500	19,677,243	19,684,630	19,624,474
Add: Effect of warrants	—	657	—	639
Add: Effect of stock options	—	136,548	—	131,662
Diluted weighted average number of shares outstanding	19,735,500	19,814,448	19,684,630	19,756,775

Basic net loss per share	$(0.18)	$0.48	$(0.46)	$0.31
Diluted net loss per share	$(0.18)	$0.48	$(0.46)	$0.30

As a result of the net loss for the current quarter and current six months, the Company calculated diluted EPS using basic weighted average shares outstanding for such periods, as utilizing diluted shares would be anti-dilutive to loss per share.

The computation of diluted EPS excludes the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Stock options	5,119,420	5,781,890	5,119,420	5,781,890
Warrants	1,116,065	116,065	1,116,065	116,065
Total	6,235,485	5,897,955	6,235,485	5,897,955

10.    Income Taxes

The estimated annual effective income tax rate for the current quarter and the prior year quarter was approximately 0% and 25%, respectively, resulting in an income tax (benefit) provision of $0 and $3.18 million, respectively.

For the current quarter, the federal statutory rate differed from the effective tax rate due to the recording of a valuation allowance against the benefit that would have otherwise been recognized, as it was considered not more likely than not that the net operating losses generated during each period will be utilized in future periods.

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023

(Unaudited)

The estimated annual effective income tax rate for the current six months and the prior year six months was approximately 0% and 35%, respectively, resulting in an income tax (benefit) provision of $0 and $3.18 million, respectively.

For the current six months, the federal statutory rate differed from the effective tax rate due to the recording of a valuation allowance against the benefit that would have otherwise been recognized, as it was considered not more likely than not that the net operating losses generated during each period will be utilized in future periods.

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

On May 31, 2022, the Company entered into a services agreement with IM Topco, pursuant to which the Company provides certain design and support services (including assistance with the operations of the interactive television business and related talent support) to IM Topco in exchange for payments of $300,000 per year. For the three and six months ended June 30, 2023, the Company recognized service fee income related to this agreement of $75,000 and $150,000, respectively.

On May 31, 2022, the Company entered into a license agreement with IM Topco, pursuant to which IM Topco granted the Company a license to use certain Isaac Mizrahi trademarks on and in connection with the design, manufacture, distribution, sale, and promotion of women’s sportswear products in the United States and Canada during the term of the agreement, in exchange for the payment of royalties in connection therewith. The initial term of this agreement was set to end on December 31, 2026, and provided guaranteed royalties to IM Topco of $400,000 per year. Effective December 16, 2022, the license agreement between IM Topco and Xcel was terminated in favor of a new similar license agreement between IM Topco and an unrelated third party. However, as part of the termination of the May 31, 2022 license agreement, Xcel provided a guarantee to IM Topco for the payment of any difference between (i) the royalties received by IM Topco from the unrelated third party under the new agreement and (ii) the amount of guaranteed royalties that IM Topco would have received from Xcel under the May 31, 2022 agreement. For the three and six months ended June 30, 2023, the estimated amount of such shortfall was approximately $60,000 and $120,000, respectively, which the Company recognized as royalty expense in the condensed consolidated statements of operations.

12.    Commitments and Contingencies

Contingent Obligation – Lori Goldstein Earn-Out

In connection with the April 1, 2021 purchase of the Lori Goldstein trademarks, the Company agreed to pay the seller additional cash consideration (the “Lori Goldstein Earn-Out”) of up to $12.5 million, based on royalties earned during the six calendar year period commencing in 2021. The Lori Goldstein Earn-Out was initially recorded as a liability of $6.6 million, based on the difference between the fair value of the acquired assets of the Lori Goldstein brand and the total consideration paid, in accordance with the guidance in Accounting Standards Codification Subtopic 805-50. Based on the performance of the Lori Goldstein brand through December 31, 2022, approximately $0.2 million of additional consideration has been earned by the seller to date, and this amount was paid to the seller in the current six months. At December 31, 2022, $0.2 million of the balance was recorded as a current liability and $6.4 million was recorded as a

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023

(Unaudited)

long-term liability. At June 30, 2023, $1.4 million of the remaining balance was recorded as a current liability and $5.0 million was recorded as a long-term liability.

Contingent Obligation – Isaac Mizrahi Transaction

In connection with the May 31, 2022 transaction related to the sale of a majority interest in the Isaac Mizrahi Brand (see Note 2), the Company agreed with WHP that, in the event that IM Topco receives less than $13.3 million in aggregate royalties for any four consecutive calendar quarters over a three-year period ending on May 31, 2025, WHP will be entitled to receive from the Company up to $16 million, less all amounts of net cash flow distributed to WHP on an accumulated basis, as an adjustment to the purchase price previously paid by WHP. Such amount would be payable by the Company in either cash or equity interests in IM Topco held by the Company. No amount has been recorded in the accompanying condensed consolidated balance sheets related to this contingent obligation, and management believes the likelihood of any such payment is remote. Based on IM Topco’s earnings from May 31, 2022 through June 30, 2023 and the applicable distribution provisions, WHP earned $7.9 million in cash flow, which reduces the maximum potential purchase price adjustment to $8.1 million.

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

Xcel continues to pioneer a true omni-channel sales strategy which includes the promotion and sale of products under its brands through interactive television, digital live-stream shopping, wholesale, and e-commerce channels to be everywhere its customers shop. Our brands have generated over $3 billion in retail sales via live streaming in interactive television and digital channels alone

Our objective is to build a diversified portfolio of lifestyle consumer brands through organic growth and the strategic acquisition of new brands. To grow our brands, we are focused on the following primary strategies:

●	distribution and/or licensing of our brands for sale through interactive television (i.e., QVC, HSN, The Shopping Channel, TVSN, CJO, JTV, etc.);
●	licensing of our brands to retailers that sell to the end consumer;
●	direct-to-consumer distribution of our brands through e-commerce and live streaming;
●	licensing our brands to manufacturers and retailers for promotion and distribution through e-commerce, social commerce, and traditional brick-and-mortar retail channels whereby we provide certain design services; and

●	acquiring additional consumer brands and integrating them into our operating platform and leveraging our operating infrastructure and distribution relationships.

We believe that Xcel offers a unique value proposition to our retail and direct-to-consumer customers and our licensees for the following reasons:

●	our management team, including our officers’ and directors’ experience in, and relationships within the industry;
●	our deep knowledge, expertise, and proprietary technology in live streaming;
●	our design, production, sales, marketing, and supply chain and integrated technology platform that enables us to design and distribute trend-right product; and
●	our significant media and internet presence.

We utilize state-of-the-art supply chain management technology, trend analytics, and data science to actively monitor fashion trends and read and react to customer demands.

Summary of Operating Results

Three months ended June 30, 2023 (the “current quarter”) compared with the three months ended June 30, 2022 (the “prior year quarter”)

Revenues

Current quarter net revenue decreased approximately $1.7 million to $6.8 million from $8.5 million for the prior year quarter.

Net licensing revenue decreased by approximately $2.8 million in the current quarter to $2.4 million, compared with $5.2 million in the prior year quarter. This decrease in licensing revenue was primarily attributable to the May 31, 2022 sale of a majority interest in the Isaac Mizrahi brand through the sale of a 70% interest in IM Topco, LLC to WHP. Since the closing of such sale, we no longer record Isaac Mizrahi brand licensing revenue as part of our revenues.

Net sales increased by approximately $1.1 million in the current quarter to $4.4 million, compared with $3.3 million in the prior year quarter. This increase was primarily attributable to the sale of all of our Judith Ripka fine jewelry inventory to JTV as part of the restructuring and transformation of our business operating model, which has been substantially completed as of June 30, 2023.

Cost of Goods Sold

Current quarter cost of goods sold was $3.8 million, compared with $2.6 million for the prior year quarter.

Gross profit margin from net product sales (net sales less cost of goods sold, divided by net sales) decreased from approximately 22% in the prior year quarter to approximately 13% in the current quarter. The decrease in gross profit margin percentage was the result of selling all remaining jewelry at an agreed-upon price which was less than historical margins and the sale of the remaining apparel inventory at discounted sales amounts.

Gross profit (net revenue less cost of goods sold) decreased approximately $2.9 million to $3.0 million from $5.9 million in the prior year quarter, primarily driven by the aforementioned decrease in net licensing revenue.

Direct Operating Costs and Expenses

Direct operating costs and expenses decreased approximately $4.3 million from $9.5 million in the prior year quarter to $5.2 million in the current quarter. This decrease was primarily attributable to lower salaries, benefits and employment costs, driven by the combination of (i) the May 31, 2022 sale of a majority interest in the Isaac Mizrahi brand and the transfer of the employees associated with the Isaac Mizrahi brand to the IM Topco, LLC business venture, and (ii) reductions in staffing levels during the current quarter related to the restructuring and transformation of our business operating model. These decreases were partially offset by a $0.1 million impairment charge related to certain capitalized software assets.

Other Operating Costs and Expenses (Income)

In the prior year quarter, we recognized a gain on the sale of a majority interest in the Isaac Mizrahi brand of approximately $20.6 million, which was comprised of $46.2 million of cash proceeds plus the recognition of the fair value of our retained interest in the brand of $19.8 million, less $0.9 million of fees and expenses directly related to the transaction and the derecognition of the brand trademarks previously recorded on our balance sheet of $44.5 million.

We account for our interest in the ongoing operations of IM Topco, LLC using the equity method of accounting. We recognized an equity method loss of $0.52 million related to our investment for the current quarter, based on the distribution provisions set forth in the related business venture agreement.

Also during the current quarter, we recognized a gain of $0.35 million related to the sale of a limited partner ownership interest in an unconsolidated affiliate, which was entered into in 2016, and a gain of $0.44 million related to a lease termination settlement with the landlord of our former retail store location.

Depreciation and amortization was approximately $1.8 million in both the current quarter and prior year quarter.

Interest and Finance Expense

Interest and finance expense for the current quarter was $0.0 million, compared with $2.8 million for the prior year quarter. This decrease was attributable to the May 31, 2022 repayment of all of our outstanding term loan debt, which resulted in a $2.3 million loss on early extinguishment of debt in the prior year quarter.

Income Taxes

The estimated annual effective income tax rate for the current quarter and the prior year quarter was approximately 0% and 25%, respectively, resulting in an income tax (benefit) provision of $0 and $3.18 million, respectively.

For the current quarter, the federal statutory rate differed from the effective tax rate due to the recording of a valuation allowance against the benefit that would have otherwise been recognized, as it was considered not more likely than not that the net operating losses generated during each period will be utilized in future periods.

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

Net Loss Attributable to Xcel Brands, Inc. Stockholders

We had a net loss of $3.5 million for the current quarter, compared with net income of $9.5 million for the prior year quarter, due to the combination of the factors outlined above.

Non-GAAP Net (Loss) Income, Non-GAAP Diluted EPS, and Adjusted EBITDA

We had a non-GAAP net loss of approximately $1.7 million, or $0.09 per diluted share (“non-GAAP diluted EPS”), for the current quarter and a non-GAAP net loss of $3.6 million, or $0.18 per diluted share, for the prior year quarter. Non-GAAP net (loss) income is a non-GAAP unaudited term, which we define as net (loss) income attributable to Xcel Brands, Inc. stockholders, exclusive of amortization of trademarks, our proportional share of trademark amortization of equity method investees, stock-based compensation, loss on extinguishment of debt, gain on sale of assets, gain on lease termination, asset impairments, and income taxes. Non-GAAP net income and non-GAAP diluted EPS measures do not include the tax effect of the aforementioned adjusting items, due to the nature of these items and the Company’s tax strategy.

We had Adjusted EBITDA of approximately $(0.9) million for the current quarter, compared with approximately $(2.8) million for the prior year quarter. Adjusted EBITDA is a non-GAAP unaudited measure, which we define as net (loss) income attributable to Xcel Brands, Inc. stockholders before depreciation and amortization, our proportional share of trademark amortization of equity method investees, interest and finance expenses (including loss on extinguishment of debt, if any), income taxes, other state and local franchise taxes, stock-based compensation, gain on sale of assets, gain on lease termination, asset impairments, and operating losses stemming from certain of our businesses that have been restructured or discontinued.

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

The following table is a reconciliation of net (loss) income attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net (loss) income:

	Three Months Ended
	June 30,
($ in thousands)	2023	2022
Net (loss) income attributable to Xcel Brands, Inc. stockholders	$(3,468)	$9,490
Amortization of trademarks	1,525	1,525
Proportional share of trademark amortization of equity method investee	515	—
Stock-based compensation	65	485
Loss on extinguishment of debt	—	2,324
Gain on sale of assets	—	(20,608)
Gain on lease termination	(445)	—
Asset impairment	100	—
Income tax provision	—	3,178
Non-GAAP net loss	$(1,708)	$(3,606)

The following table is a reconciliation of diluted loss per share (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted EPS:

	Three Months Ended
	June 30,
	2023	2022
Diluted (loss) earnings per share	$(0.18)	$0.48
Amortization of trademarks	0.08	0.08
Proportional share of trademark amortization of equity method investee	0.03	—
Stock-based compensation	0.00	0.03
Loss on extinguishment of debt	—	0.12
Gain on sale of assets	—	(1.05)
Gain on lease termination	(0.02)	—
Asset impairment	0.00	—
Income tax provision	—	0.16
Non-GAAP diluted EPS	$(0.09)	$(0.18)
Non-GAAP weighted average diluted shares	19,735,500	19,677,243

The following table is a reconciliation of net (loss) income attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Three Months Ended
	June 30,
($ in thousands)	2023	2022
Net (loss) income attributable to Xcel Brands, Inc. stockholders	$(3,468)	$9,490
Depreciation and amortization	1,786	1,812
Proportional share of trademark amortization of equity method investee	515	—
Interest and finance (income) expense	(7)	2,802
Income tax provision	—	3,178
State and local franchise taxes	23	—
Stock-based compensation	65	485
Gain on sale of assets	—	(20,608)
Gain on lease termination	(445)	—
Asset impairment	100	—
Losses from discontinued businesses	495	—
Adjusted EBITDA	$(936)	$(2,841)

Six months ended June 30, 2023 (the “current six months”) compared with the six months ended June 30, 2022 (the “prior year six months”)

Revenues

Current six months net revenue decreased approximately $4.4 million to $12.8 million from $17.2 million for the prior year six months.

Net licensing revenue decreased by approximately $6.4 million in the current six months to $4.7 million, compared with $11.1 million in the prior year six months. This decrease in licensing revenue was primarily attributable to the May 31, 2022 sale of a majority interest in the Isaac Mizrahi brand through the sale of a 70% interest in IM Topco, LLC to WHP. Since the closing of such sale, we no longer record Isaac Mizrahi brand licensing revenue as part of our revenues.

Net sales increased by approximately $2.1 million in the current six months to $8.2 million, compared with $6.1 million in the prior year six months. This increase was primarily attributable to sale of all of our C Wonder apparel inventory to HSN and the sale of all of our Judith Ripka fine jewelry inventory to JTV, as part of the restructuring and transformation of our business operating model, which has been substantially completed as of June 30, 2023.

Cost of Goods Sold

Current six months cost of goods sold was $6.5 million, compared with $4.3 million for the prior year six months.

Gross profit margin from net product sales (net sales less cost of goods sold, divided by net sales) decreased from approximately 30% in the prior year six months to approximately 21% in the current six months. The decrease in gross profit margin percentage was the result of selling all remaining jewelry at an agreed-upon price which was less than historical margins and the sale of the remaining apparel inventory at discounted sales amounts.

Gross profit (net revenue less cost of goods sold) decreased approximately $6.6 million to $6.3 million from $12.9 million in the prior year six months, primarily driven by the aforementioned decrease in net licensing revenue.

Direct Operating Costs and Expenses

Direct operating costs and expenses decreased approximately $5.7 million from $17.8 million in the prior year six months to $12.1 million in the current six months. This decrease was primarily attributable to lower salaries, benefits and employment costs, driven by the combination of (i) the May 31, 2022 sale of a majority interest in the Isaac Mizrahi brand and the transfer of the employees associated with the Isaac Mizrahi brand to the IM Topco, LLC business venture, and (ii) reductions in staffing levels and other costs during the current six months related to the restructuring and transformation of our business operating model. These decreases were partially offset by a $0.1 million impairment charge related to certain capitalized software assets.

Other Operating Costs and Expenses (Income)

In the prior year six months, we recognized a gain on the sale of a majority interest in the Isaac Mizrahi brand of approximately $20.6 million, which was comprised of $46.2 million of cash proceeds plus the recognition of the fair value of our retained interest in the brand of $19.8 million, less $0.9 million of fees and expenses directly related to the transaction and the derecognition of the brand trademarks previously recorded on our balance sheet of $44.5 million.

We account for our interest in the ongoing operations of IM Topco, LLC using the equity method of accounting. We recognized an equity method loss of $1.03 million related to our investment for the current six months, based on the distribution provisions set forth in the related business venture agreement.

Also during the current six months, we recognized a gain of $0.35 million related to the sale of a limited partner ownership interest in an unconsolidated affiliate, which was entered into in 2016, and a gain of $0.44 million related to a lease termination settlement with the landlord of our former retail store location.

Depreciation and amortization was approximately $3.6 million in both the current six months and prior year six months.

Interest and Finance Expense

Interest and finance expense for the current six months was $0.0 million, compared with $3.5 million for the prior year six months. This decrease was attributable to the May 31, 2022 repayment of all of our outstanding term loan debt, which resulted in a $2.3 million loss on early extinguishment of debt in the prior year six months.

Income Taxes

The estimated annual effective income tax rate for the current six months and the prior year six months was approximately 0% and 35%, respectively, resulting in an income tax (benefit) provision of $0 and $3.18 million, respectively.

For the current six months, the federal statutory rate differed from the effective tax rate due to the recording of a valuation allowance against the benefit that would have otherwise been recognized, as it was considered not more likely than not that the net operating losses generated during each period will be utilized in future periods.

For the prior year six months, the federal statutory rate differed from the effective tax rate primarily due to recurring permanent differences, state taxes, and the discrete treatment of stock compensation shortfall, which increased the effective tax rate by approximately 14%.

Net (Loss) Income Attributable to Xcel Brands, Inc. Stockholders

We had a net loss of $9.1 million for the current six months, compared with net income of $6.0 million for the prior year six months, due to the combination of the factors outlined above.

Non-GAAP Net (Loss) Income, Non-GAAP Diluted EPS, and Adjusted EBITDA

We had a non-GAAP net loss of approximately $5.3 million, or $0.27 per diluted share for the current six months and a non-GAAP net loss of $5.5 million, or $0.28 per diluted share, for the prior year six months.

We had Adjusted EBITDA of approximately $(2.9) million for the current six months, compared with approximately $(3.7) million for the prior year six months.

The following table is a reconciliation of net (loss) income attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net (loss) income:

	Six Months Ended
	June 30,
($ in thousands)	2023	2022
Net (loss) income attributable to Xcel Brands, Inc. stockholders	$(9,111)	$6,003
Amortization of trademarks	3,045	3,039
Proportional share of trademark amortization of equity method investee	1,030	—
Stock-based compensation	122	517
Loss on extinguishment of debt	—	2,324
(Recovery of) costs in connection with potential acquisition	—	—
Gain on sale of assets	—	(20,608)
Gain on lease termination	(445)	—
Asset impairment	100	—
Income tax provision	—	3,178
Non-GAAP net loss	$(5,259)	$(5,547)

The following table is a reconciliation of diluted loss per share (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted EPS:

	Six Months Ended
	June 30,
	2023	2022
Diluted (loss) earnings per share	$(0.46)	$0.30
Amortization of trademarks	0.15	0.16
Proportional share of trademark amortization of equity method investee	0.05	—
Stock-based compensation	0.01	0.03
Loss on extinguishment of debt	—	0.12
Gain on sale of assets	—	(1.05)
Gain on lease termination	(0.02)	—
Asset impairment	0.00	—
Income tax provision	—	0.16
Non-GAAP diluted EPS	$(0.27)	$(0.28)
Non-GAAP weighted average diluted shares	19,684,630	19,624,474

The following table is a reconciliation of net (loss) income attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Six Months Ended
	June 30,
($ in thousands)	2023	2022
Net (loss) income attributable to Xcel Brands, Inc. stockholders	$(9,111)	$6,003
Depreciation and amortization	3,583	3,632
Proportional share of trademark amortization of equity method investee	1,030	—
Interest and finance expense	18	3,511
Income tax provision	—	3,178
State and local franchise taxes	44	36
Stock-based compensation	122	517
Gain on sale of assets	—	(20,608)
Gain on lease termination	(445)	—
Asset impairment	100	—
Losses from discontinued businesses	1,728	—
Adjusted EBITDA	$(2,931)	$(3,731)

Liquidity and Capital Resources

General

As of June 30, 2023 and December 31, 2022, our cash and cash equivalents were $3.5 million and $4.6 million, respectively.

Our principal capital requirements have been to fund working capital needs, acquire new brands, and to a lesser extent, capital expenditures. Notwithstanding our recent investments in our ERP system and our brick-and-mortal retail store in 2020 and 2021, respectively, our business operating model generally does not require material capital expenditures, and as of June 30, 2023, we have no significant commitments for future capital expenditures.

Working Capital

Our working capital (current assets less current liabilities, excluding the current portion of operating lease obligations and any contingent obligations payable in common stock) was $6.0 million and $8.8 million as of June 30, 2023 and December 31, 2022, respectively.

Liquidity and Management’s Plans

We incurred a net loss attributable to Company stockholders of approximately $3.5 million and $9.1 million during the three and six months ended June 30, 2023, respectively (which included net non-cash expenses of approximately $1.7 million and $4.0 million, respectively), and had an accumulated deficit of approximately $41.9 million as of June 30, 2023. Net cash used in operating activities was approximately $1.5 million for the six months ended June 30, 2023. These factors, along with our current levels of cash and working capital, raise uncertainties about the Company’s ability to continue as a going concern.

Management implemented a plan to mitigate an expected shortfall of capital and to support future operations by shifting the business from a wholesale/licensing hybrid model into a “licensing-plus” business model. In the first quarter of 2023, we began to restructure our business operations by entering into new licensing agreements and joint venture arrangements with best-in-class business partners. We entered into a new interactive television licensing agreement with America’s Collectibles Network, Inc. d/b/a Jewelry Television (“JTV”) for the Ripka Brand, and a separate license with JTV for the Ripka Brand’s e-commerce business. For apparel, similar transactions have recently been executed. In conjunction with the launch of the C Wonder Brand on HSN, we licensed the wholesale operations related to the brand to One Jeanswear Group, LLC (“OJG”); this new license with OJG also includes other new celebrity brands that we plan to develop and launch in 2023 and beyond. For the Halston Brand, on May 15, 2023, we entered into a new master license agreement for men’s, women’s, and children’s apparel, fashion accessories, and other product categories with an industry-leading wholesale apparel company for distribution through department stores, e-commerce, and other retailers. This new master license for the Halston Brand provides for an upfront cash payment and royalties to the Company, including certain guaranteed minimum royalties, includes significant annual minimum net sales requirements, and has a twenty-five-year term (consisting of an initial five-year period, followed by a twenty-year period), subject to the licensee’s right to terminate with at least 120 days’ notice prior to the end of each five-year period during the term.

The transition of these operating businesses was substantially completed as of June 30, 2023. We believe that this evolution of our operating model will provide significant cost savings and allow us to reduce and better manage our exposure to operating risks. As of June 30, 2023, the Company has reduced payroll costs by approximately $6 million and operating expenses by approximately $7 million, on an annualized basis when compared to the corresponding periods in the prior year.

Based on these recent events and changes in our business model, management expects to generate adequate cash flows to meet the Company’s operating and capital expenditure needs, for at least the twelve months subsequent to the filing date of this Quarterly Report on Form 10-Q, and therefore, such conditions and uncertainties with respect to the Company’s ability to continue as a going concern as of June 30, 2023, have been alleviated.

Commentary on the components of our cash flows for the current quarter as compared with the prior year quarter is set forth below.

Operating Activities

Net cash used in operating activities was approximately $1.47 million in the current six months, compared with approximately $8.72 million in the prior year six months.

The current six months cash used in operating activities was primarily attributable to the combination of the net loss of $(9.64) million plus non-cash items of approximately $4.04 million and the net change in operating assets and liabilities of approximately $4.13 million. Non-cash items were primarily comprised of $3.58 million of depreciation and amortization and the $1.03 million undistributed proportional share of net loss of equity method investee, partially offset by a $(0.35) gain on the sale of a financial asset and a $(0.44) gain on the settlement of a lease liability. The net change in operating assets and liabilities was primarily comprised of (i) an increase in deferred revenue of approximately $5.04 million, which was mainly attributable to the upfront payment received for the Halston Master License agreement entered into during the current six months, (ii) a decrease in inventory of approximately $2.05 million, driven by the sale of all of our C Wonder apparel inventory to HSN and the sale of all of our Judith Ripka fine jewelry inventory to JTV, as part of the restructuring and transformation of our business operating model. Partially offsetting these net changes in operating assets and liabilities were increases in accounts receivable of approximately $(1.77) million and deceases in various operating liabilities of approximately $(1.64) million.

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

Investing Activities

Net cash provided by investing activities for the current six months was approximately $0.37 million, primarily driven by $0.45 million of proceeds received from the sale of a limited partner ownership interest in an unconsolidated affiliate, which was entered into in 2016.

Net cash provided by investing activities for the prior year six months was approximately $45.32 million, and was almost entirely attributable to $45.41 million of net proceeds from the sale of a majority interest in the Isaac Mizrahi brand to WHP.

Financing Activities

Net cash used in financing activities for the prior year six months was approximately $30.95 million, which mainly consisted of $29.00 million of repayments of our term loan debt, and, to a lesser extent, $1.51 million of prepayment and other fees associated with the extinguishment of debt, as well as $0.44 million of shares repurchased related to withholding taxes on vested restricted stock.

There was no cash used in or provided by financing activities in the current six months.

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

In the first quarter of 2023, we began to restructure our business operations by shifting our business from a wholesale/licensing hybrid model into a “licensing-plus” business model. These efforts included entering into new structured contractual arrangements with best-in-class business partners in order to more efficiently operate our wholesale and e-commerce businesses and reduce and better manage our exposure to operating risks. These restructuring initiatives have been substantially completed as of June 30, 2023.

However, we continue to face a number of headwinds in the current macroeconomic environment. The global shipping industry has experienced and continues to experience challenges related to port delays and reduced availability for carriers and containers. This situation has negatively impacted our supply chain partners, including third party manufacturers, logistics providers, and other vendors, as well as the supply chains of our licensees, and has resulted in increased cost of supply and freight costs for us and our licensees. Such higher costs are currently expected to continue for at least the majority of 2023.

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

Effective January 1, 2023, we adopted the provisions of Accounting Standards Update No. 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (as amended). Although the adoption of this new guidance did not have a significant impact on the Company’s results of operations, cash flows, or financial condition, it represented a change in our accounting policy with respect to the estimation of allowance for uncollectible accounts. Refer to Part I, Item 1, Note 5 of this Quarterly Report on Form 10-Q for additional information. During the three and six months ended June 30, 2023, there were no other material changes to our accounting policies.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.    CONTROLS AND PROCEDURES

A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2023, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023 such that the information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

B. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered or registered securities during the three months ended June 30, 2023.

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

Date: August 14, 2023	By:	/s/ Robert W. D’Loren
Name: Robert W. D’Loren
Title: Chairman and Chief Executive Officer

	By:	/s/ James Haran
Name: James Haran
Title: Chief Financial Officer and Vice President