Form 10-Q
period 2023-09-30
XCel Brands, Inc.
filed 2023-11-20
CIK 1083220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 14, 2023, there were 19,800,053 shares of common stock, $.001 par value per share, of the issuer outstanding.

XCEL BRANDS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	(Unaudited)	(Note 1)
Assets
Current Assets:
Cash and cash equivalents	$2,189	$4,608
Accounts receivable, net	4,749	5,110
Inventory	997	2,845
Prepaid expenses and other current assets	447	1,457
Total current assets	8,382	14,020
Non-current Assets:
Property and equipment, net	779	1,418
Operating lease right-of-use assets	4,702	5,420
Trademarks and other intangibles, net	43,055	47,665
Equity method investment	17,650	19,195
Deferred tax assets, net	1,107	1,107
Other assets	75	110
Total non-current assets	67,368	74,915

Total Assets	$75,750	$88,935

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$3,621	$4,438
Deferred revenue	889	88
Accrued payroll	80	416
Current portion of operating lease obligations	1,219	1,376
Current portion of contingent obligations	847	243
Total current liabilities	6,656	6,561
Long-Term Liabilities:
Long-term portion of operating lease obligations	4,362	5,839
Deferred revenue	3,875	—
Long-term portion of contingent obligations	5,548	6,396
Total long-term liabilities	13,785	12,235
Total Liabilities	20,441	18,796

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, and 19,800,053 and 19,624,860 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	20	20
Paid-in capital	103,804	103,592
Accumulated deficit	(47,052)	(32,797)
Total Xcel Brands, Inc. stockholders' equity	56,772	70,815
Noncontrolling interest	(1,463)	(676)
Total Stockholders' Equity	55,309	70,139

Total Liabilities and Stockholders' Equity	$75,750	$88,935

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues
Net licensing revenue	$2,381	$2,166	$7,031	$13,302
Net sales	256	2,335	8,437	8,413
Net revenue	2,637	4,501	15,468	21,715
Cost of goods sold	225	1,465	6,718	5,715
Gross profit	2,412	3,036	8,750	16,000

Direct operating costs and expenses
Salaries, benefits and employment taxes	2,141	3,301	7,847	13,390
Other selling, general and administrative expenses	3,482	3,618	9,918	11,330
Total direct operating costs and expenses	5,623	6,919	17,765	24,720

Operating loss before other operating costs and expenses (income)	(3,211)	(3,883)	(9,015)	(8,720)

Other operating costs and expenses (income)
Depreciation and amortization	1,677	1,815	5,260	5,447
Gain on sale of majority interest in Isaac Mizrahi brand	—	—	—	(20,608)
Loss from equity method investment	515	277	1,545	277
Gain on sale of limited partner ownership interest	—	—	(351)	—
Gain on settlement of lease liability	—	—	(445)	—

Operating (loss) income	(5,403)	(5,975)	(15,024)	6,164

Interest and finance (income) expense
Interest expense - term loan debt	—	—	—	1,187
Other interest and finance charges (income), net	—	(6)	18	(6)
Loss on early extinguishment of debt	—	—	—	2,324
Total interest and finance (income) expense	—	(6)	18	3,505

(Loss) income before income taxes	(5,403)	(5,969)	(15,042)	2,659

Income tax (benefit) provision	—	(1,539)	—	1,639

Net (loss) income	(5,403)	(4,430)	(15,042)	1,020
Net loss attributable to noncontrolling interest	(259)	(388)	(787)	(941)
Net (loss) income attributable to Xcel Brands, Inc. stockholders	$(5,144)	$(4,042)	$(14,255)	$1,961

(Loss) earnings per common share attributable to Xcel Brands, Inc. stockholders:
Basic net (loss) income per share	$(0.26)	$(0.21)	$(0.72)	$0.10
Diluted net (loss) income per share	$(0.26)	$(0.21)	$(0.72)	$0.10
Weighted average number of common shares outstanding:
Basic weighted average common shares outstanding	19,749,317	19,624,860	19,683,525	19,624,604
Diluted weighted average common shares outstanding	19,749,317	19,624,860	19,683,525	19,752,339

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Xcel Brands, Inc. Stockholders
	Common Stock
	Number of		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance as of December 31, 2021	19,571,119	$20	$103,039	$(28,779)	$662	$74,942

Compensation expense related to stock options and restricted stock	—	—	30	—	—	30

Net loss	—	—	—	(3,487)	(252)	(3,739)

Balance as of March 31, 2022	19,571,119	20	103,069	(32,266)	410	71,233

Compensation expense related to stock options and restricted stock	—	—	402	—	—	402

Shares issued to executive related to stock grants for bonus payments	178,727	—	281	—	—	281

Shares repurchased from executive in exchange for withholding taxes	(53,882)	—	(85)	—	—	(85)

Shares issued to consultant in connection with stock grant	20,064	—	33	—	—	33

Shares issued to directors in connection with restricted stock grants	50,000	—	—	—	—	—

Shares issued to consultant in connection with Isaac Mizrahi sale transaction	65,275	—	97	—	—	97

Shares issued to key employee in connection with stock grant	33,557	—	50	—	—	50

Shares repurchased from key employee in exchange for withholding taxes related to vesting of restricted shares	(240,000)	—	(357)	—	—	(357)

Net income (loss)	—	—	—	9,490	(301)	9,189

Balance as of June 30, 2022	19,624,860	20	103,490	(22,776)	109	80,843

Compensation expense related to stock options and restricted stock	—	—	51	—	—	51

Net loss	—	—	—	(4,042)	(388)	(4,430)

Balance as of September 30, 2022	19,624,860	$20	$103,541	$(26,818)	$(279)	$76,464

Balance as of December 31, 2022	19,624,860	$20	$103,592	$(32,797)	$(676)	$70,139

Compensation expense related to stock options and restricted stock	—	—	51	—	—	51

Shares issued to consultant in connection with stock grant	8,334	—	6	—	—	6

Net loss	—	—	—	(5,643)	(295)	(5,938)

Balance as of March 31, 2023	19,633,194	20	103,649	(38,440)	(971)	64,258

Compensation expense related to stock options and restricted stock	—	—	27	—	—	27

Shares issued to consultant in connection with stock grant	58,334	—	39	—	—	39

Shares issued on exercise of stock options, net of shares surrendered for cashless exercises	9,128	—	—	—	—	—

Net loss	—	—	—	(3,468)	(233)	(3,701)

Balance as of June 30, 2023	19,700,656	20	103,715	(41,908)	(1,204)	60,623

Compensation expense related to stock options and restricted stock	—	—	36	—	—	36

Contra-revenue related to warrants granted to licensee	—	—	16	—	—	16

Shares issued to directors in connection with restricted stock grants	40,000	—	—	—	—	—

Shares issued to employee in connection with stock grant	7,300	—	10	—	—	10

Shares issued on exercise of stock options, net of shares surrendered for cashless exercises	52,097	—	27	—	—	27

Net loss	—	—	—	(5,144)	(259)	(5,403)

Balance as of September 30, 2023	19,800,053	$20	$103,804	$(47,052)	$(1,463)	$55,309

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net (loss) income	$(15,042)	$1,020
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization expense	5,260	5,447
Asset impairment charges	100	—
Amortization of deferred finance costs included in interest expense	—	156
Stock-based compensation and cost of licensee warrants	184	568
Provision for doubtful accounts	20	173
Restructuring of certain contractual arrangements	756	—
Undistributed proportional share of net loss of equity method investee	1,545	277
Loss on early extinguishment of debt	—	2,324
Deferred income tax provision	—	363
Gain on sale of majority interest in Isaac Mizrahi brand	—	(20,608)
Gain on sale of limited partner ownership interest	(351)	—
Gain on settlement of lease liability	(445)	—
Changes in operating assets and liabilities:
Accounts receivable	(415)	747
Inventory	1,848	(509)
Prepaid expenses and other current and non-current assets	920	235
Deferred revenue	4,676	199
Accounts payable, accrued expenses, accrued payroll, accrued income taxes payable, and other current liabilities	(1,395)	(995)
Lease-related assets and liabilities	(471)	(202)
Other liabilities	—	(224)
Net cash used in operating activities	(2,810)	(11,029)

Cash flows from investing activities
Net proceeds from sale of majority interest in Isaac Mizrahi brand	—	45,408
Net proceeds from sale of assets	451	—
Purchase of property and equipment	(87)	(241)
Net cash provided by investing activities	364	45,167

Cash flows from financing activities
Proceeds from exercise of stock options	27	—
Shares repurchased including vested restricted stock in exchange for withholding taxes	—	(442)
Payment of long-term debt	—	(29,000)
Payment of prepayment, breakage and other fees associated with early extinguishment of long-term debt	—	(1,511)
Net cash provided by (used in) financing activities	27	(30,953)

Net (decrease) increase in cash and cash equivalents	(2,419)	3,185

Cash and cash equivalents at beginning of period	4,608	5,222

Cash and cash equivalents at end of period	$2,189	$8,407

Supplemental disclosure of non-cash activities:
Liability for equity-based bonuses and other equity-based payments	$—	$(283)

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$1,032
Cash paid during the period for income taxes	$16	$—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

(Unaudited)

Liquidity and Management’s Plans

The Company incurred a net loss attributable to Company stockholders of approximately $5.1 million and $14.3 million during the three and nine months ended September 30, 2023, respectively (which included net non-cash expenses of approximately $2.3 million and $7.1 million, respectively), and had an accumulated deficit of approximately $47.1 million as of September 30, 2023. Net cash used in operating activities was approximately $2.8 million for the nine months ended September 30, 2023. The Company had working capital (current assets less current liabilities, excluding the current portion of lease obligations and any contingent obligations payable in common stock) of approximately $2.9 million as of September 30, 2023. The Company’s cash and cash equivalents were approximately $2.2 million as of September 30, 2023. The aforementioned factors raise uncertainties about the Company’s ability to continue as a going concern.

Management has implemented a plan to mitigate an expected shortfall of capital and to support future operations by shifting the business from a wholesale/licensing hybrid model into a “licensing-plus” business model. In the first quarter of 2023, the Company began to restructure its business operations by entering into new licensing agreements and joint venture arrangements with best-in-class business partners. The Company entered into a new interactive television licensing agreement with America’s Collectibles Network, Inc. d/b/a Jewelry Television (“JTV”) for the Ripka Brand, and a separate license with JTV for the Ripka Brand’s e-commerce business. For apparel, similar transactions have been executed. In conjunction with the launch of the C Wonder Brand on HSN, the Company licensed the wholesale operations related to the brand to One Jeanswear Group, LLC (“OJG”); this new license with OJG also includes certain other new celebrity brands that the Company plans to develop and launch in 2023 and beyond. In the second quarter of 2023, the Company entered into a new master license agreement for the Halston Brand, covering men’s, women’s, and children’s apparel, fashion accessories, and other product categories, with an industry-leading wholesale apparel company for distribution through department stores, e-commerce, and other retailers (see Note 4). This new master license for the Halston Brand provides for an upfront cash payment and royalties, including certain guaranteed minimum royalties to the Company, includes significant annual minimum net sales requirements, and has a twenty-five-year term (consisting of an initial five-year period, followed by a twenty-year period), subject to the licensee’s right to terminate with at least 120 days’ notice prior to the end of each five-year period during the term.

The transition of these operating businesses was substantially completed by the end of the second quarter of 2023.

Management believes that this evolution of the Company’s operating model will provide the Company with significant cost savings and allow the Company to reduce and better manage its exposure to operating risks. As of September 30, 2023, the Company has reduced its payroll costs by approximately $6 million and operating expenses by approximately $7 million, on an annualized basis when compared to the corresponding periods in the prior year.

While there is some level of potential risk with respect to the Company’s contingent obligation related to IM Topco, LLC, which could negatively impact the Company’s future cash flows and liquidity, management has taken steps to address such risk (see Note 12 and Note 13 for additional details).

Further, in October 2023, the Company entered into a new term loan agreement in the amount of $5 million, which provides the Company with approximately $5 million of additional liquidity (see Note 13 for additional details). Also in October 2023, Longaberger Licensing, LLC outsourced the operations and management of the Longaberger Brand’s e-commerce business to a third party (see Note 13 for additional details).

Based on these recent events and changes, management expects that existing cash and future operating cash flows will be adequate to meet the Company’s operating needs, term debt service obligations, and capital expenditure needs, for at least the twelve months subsequent to the filing date of this Quarterly Report on Form 10-Q; therefore, such conditions and uncertainties with respect to the Company’s ability to continue as a going concern as of September 30, 2023, have been alleviated.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

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

The purchase price paid by WHP to the Company at the closing of the transaction consisted of $46.2 million in cash. The Company incurred approximately $0.9 million of expenses directly related to this transaction, including legal fees and agent fees, of which $0.1 million of the agent fees were paid through the issuance of 65,275 shares of the Company’s common stock, which were recognized as a reduction to the gain from the transaction. The Company recognized a net pre-tax gain from the transaction of $20.6 million, which is classified within “other operating costs and expense (income)” in the condensed consolidated statements of operations for the nine months ended September 30, 2022.

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

Based on these distribution provisions, the Company recognized an equity method loss of $0.52 million and $1.55 million related to its investment for the three and nine months ended September 30, 2023, respectively. The Company recognized an equity method loss of $0.28 million related to its investment for both the three and nine months ended September 30, 2022. For cash flow earnings (i.e., net income before intangible asset amortization expense), management allocated the 2023 amounts based on the preferences outlined above. As such, Xcel recognized no cash-based earnings for all of the periods presented. For non-cash amortization expense, management allocated the amounts based on the relative ownership

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

(Unaudited)

of each member (i.e., 70% WHP and 30% Xcel). The equity method loss for each period presented is equal Xcel’s share of amortization expense.

Summarized financial information for IM Topco for the three and nine months ended September 30, 2023 and 2022 is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
($ in thousands)	2023	2022	2023	2022(1)
Revenues	$3,219	$4,185	$9,819	$5,479
Gross profit	3,219	4,185	9,819	5,479
(Loss) income from continuing operations	(91)	928	(348)	1,118
Net (loss) income	(91)	928	(348)	1,118

(1) Represents financial information for the period commencing May 31, 2022 (the date of the sale of a majority interest in IM Topco) through September 30, 2022.

Refer to Note 11 for other information regarding the Company’s ongoing relationship with IM Topco.

3.      Trademarks and Other Intangibles

Trademarks and other intangibles, net consist of the following:

	Weighted
	Average	September 30, 2023
	Amortization	Gross Carrying	Accumulated	Net Carrying
($ in thousands)	Period	Amount	Amortization	Amount
Trademarks (finite-lived)	15 years	68,880	25,911	42,969
Copyrights and other intellectual property	8 years	429	343	86
Total		$69,309	$26,254	$43,055

	Weighted
	Average	December 31, 2022
	Amortization	Gross Carrying	Accumulated	Net Carrying
($ in thousands)	Period	Amount	Amortization	Amount
Trademarks (finite-lived)	15 years	68,880	21,346	47,534
Copyrights and other intellectual property	8 years	429	298	131
Total		$69,309	$21,644	$47,665

Amortization expense for intangible assets was approximately $1.53 million for both the three-month period ended September 30, 2023 (the "current quarter") and the three-month period ended September 30, 2022 (the "prior year quarter").

Amortization expense for intangible assets was approximately $4.60 million for both the nine-month period ended September 30, 2023 (the "current nine months") and the nine-month period ended September 30, 2022 (the "prior year nine months").

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

(Unaudited)

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

As a result of the upfront cash payment and guaranteed minimum royalties discussed above, the Company has recognized $4.67 million of deferred revenue contract liabilities on its condensed consolidated balance sheet as of September 30, 2023 related to this contract, of which $0.89 million was classified as a current liability and $3.78 million was classified as a long-term liability. The balance of the deferred revenue contract liabilities will be recognized ratably as revenue over the next 5.25 years. Net licensing revenue recognized from the Halston Master License was $0.65 million and $0.98 million for the current quarter and current nine months, respectively representing approximately 25% and 6% of the Company’s total net revenue for the current quarter and current nine months, respectively.

Additionally, in connection with the Halston Master License, the Company issued to the licensee a ten-year warrant to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $1.50 per share, which vests based upon certain annual royalty targets being satisfied under the license agreement. The fair value of this warrant will be recognized as a reduction of revenue over the term of the related license agreement, with an offsetting increase to stockholders’ equity as additional paid-in capital. The amount of contra-revenue recorded related to this warrant during the current quarter and current nine months was approximately $0.02 million. As of September 30, 2023, no portion of this warrant had vested.

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

●	Net licensing revenue from the Qurate Agreements totaled $1.61 million and $1.40 million for the current quarter and prior year quarter, respectively, representing approximately 61% and 31% of the Company’s total net revenue for the current quarter and prior year quarter, respectively.
●	Net licensing revenue from the Qurate Agreements totaled $4.90 million and $10.47 million for the current nine months and prior year nine months, respectively, representing approximately 32% and 48% of the Company’s

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

(Unaudited)

total net revenue for the current nine months and prior year nine months, respectively. The prior year nine months included revenues from Qurate Agreement related to the Isaac Mizrahi Brand; such agreement was assigned to IM Topco on May 31, 2022.
●	As of September 30, 2023 and December 31, 2022, the Company had receivables from Qurate of $1.6 million and $0.9 million, respectively, representing approximately 34% and 17% of the Company’s total net accounts receivable, respectively.

5. Accounts Receivable

Accounts receivable are presented on the Company’s condensed consolidated balance sheets net of allowances for credit losses. Such allowances were approximately $0.02 million and $0.00 as of September 30, 2023 and December 31, 2022, respectively.

A rollforward of the allowance for credit losses for the nine months ended September 30, 2023 is as follows:

($ in thousands)
Balance at December 31, 2022	$—
Credit loss expense (1)	120
Write-offs	(100)
Recoveries	—
Balance at September 30, 2023	$20

(1) Credit loss expense was $0.12 million for both the current quarter and current nine months, and is recorded within “other selling, general and administrative expenses” in the accompanying condensed consolidated statement of operations.

Credit loss expense recognized in the prior year quarter and prior year nine months was $0.08 million and $0.17 million, respectively.

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

Also, as of September 30, 2023 and December 31, 2022, approximately $0.33 million and $1.65 million, respectively, of the Company's outstanding receivables were assigned to a third-party agent pursuant to a services agreement entered into during the third quarter of 2022, under which the Company assigned, for purposes of collection only, the right to collect certain specified receivables on the Company's behalf and solely for the Company's benefit. Under such agreement, the Company retains ownership of such assigned receivables, and receives payment from the agent (less certain fees charged by the agent) upon the agent's collection of the receivables from customers. During the current quarter and current nine months, the Company paid approximately $0.02 million and $0.09 million in fees to the agent under the aforementioned services agreement; such agent fees were approximately $0.04 million in the prior year quarter and prior year nine months.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

(Unaudited)

6. Leases

The Company has an operating lease for its corporate offices and operations facility, as well as certain equipment with a term of 12 months or less.  As of September 30, 2023, the Company’s real estate lease has a remaining lease term of approximately 4.08 years, and the lease liability is measured using a discount rate of 6.25%.

Lease expense included in selling, general and administrative expenses on the Company’s unaudited condensed consolidated statements of operations was approximately $0.4 million for both the current quarter and prior year quarter, and approximately $1.2 million for both the current nine months and prior year nine months.

Cash paid for amounts included in the measurement of operating lease liabilities was approximately $0.4 million in both the current quarter and prior year quarter, approximately $1.2 million in the current nine months, and approximately $1.3 million in the prior year nine months.

The Company is currently in discussions with the lessor of the operating lease for the Company’s corporate offices and operations facility, regarding a potential amendment to restructure such lease. In addition, this could include a requirement for the Company to fund a security deposit to the lessor of up to $0.73 million.

Also, the Company was previously a party to an operating lease for its former retail store location, which was closed in 2022. During the nine months ended September 30, 2023, the Company successfully negotiated a settlement with the lessor resulting in the termination of this lease. Under the settlement agreement, the Company paid $0.18 million to the lessor during the nine months ended September 30, 2023. The Company has recognized a liability of $0.11 million for the remaining settlement payment (due to be paid to the lessor in the fourth quarter of 2023) as part of “accounts payable, accrued expenses and other current liabilities” on the condensed consolidated balance sheet as of September 30, 2023. The Company recognized a gain of $0.44 million from this settlement transaction, which is classified within “other operating costs and expenses (income)” in the condensed consolidated statements of operations for the nine months ended September 30, 2023.

As of September 30, 2023, the maturities of lease obligations were as follows:

Amount
Year	(in thousands)
2023 (October 1 through December 31)	$388
2024	1,552
2025	1,552
2026	1,552
2027	1,294
Total lease payments	6,338
Less: Discount	757
Present value of lease liabilities	5,581
Current portion of lease liabilities	1,219
Non-current portion of lease liabilities	$4,362

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

(Unaudited)

7. Debt

The Company did not have any debt obligations as of September 30, 2023 or December 31, 2022. See Note 13 for information regarding new debt agreements entered into subsequent to September 30, 2023.

From December 30, 2021 through May 31, 2022, the Company had term loan debt outstanding pursuant to an agreement with First Eagle Alternative Credit Agent, LLC (“FEAC”); this debt was repaid in full and extinguished on May 31, 2022. As a result of this extinguishment, the Company recognized a loss on early extinguishment of debt of approximately $2.3 million during the prior year quarter and prior year nine months, consisting of approximately $1.4 million of debt prepayment premium, the immediate write-off of approximately $0.8 million of unamortized deferred finance costs, and approximately $0.1 million of other costs.

For the prior year nine months, the Company incurred interest expense (including both interest paid in cash and the amortization of deferred finance costs) related to term loan debt of approximately $1.19 million, and the effective interest rate related to term loan debt was approximately 9.8%.

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

Total expense recognized for all forms of stock-based compensation was approximately $0.05 million for both the current quarter and prior year quarter. For both periods, the majority of the expense was related to directors and consultants, and was recorded as operating costs within “other selling, general and administrative expenses” in the accompanying condensed consolidated statements of operations.

Total expense recognized in the current nine months and prior year nine months for all forms of stock-based compensation was approximately $0.17 million and $0.67 million, respectively. Of the current nine months expense amount, approximately $0.15 million related to directors and consultants, and approximately $0.02 million related to employees; all such stock-based compensation expense was recorded within “other selling, general and administrative expenses” in

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

(Unaudited)

the accompanying condensed consolidated statements of operations. Of the prior year nine months expense amount, approximately $0.41 million related to employees and approximately $0.26 million related to directors and consultants. Approximately $0.57 million of the prior year nine months expense was recorded as operating costs, and approximately $0.10 million was recorded as part of other operating costs and expenses (income).

Stock Options

A summary of the Company’s stock options activity for the current nine months is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding at January 1, 2023	5,614,310	$2.12	4.76	$—
Granted	100,000	1.51
Exercised	(87,750)	0.80
Expired/Forfeited	(482,390)	3.17
Outstanding at September 30, 2023, and expected to vest	5,144,170	$2.04	4.37	$—
Exercisable at September 30, 2023	1,481,670	$2.83	1.92	$—

On August 23, 2023 the Company granted options to purchase an aggregate of 100,000 shares of common stock to non-management directors. The exercise price of the options is $1.51 per share, and 50% of the options vest on each of April 1, 2024 and April 1, 2025.

Compensation expense related to stock options for the current quarter and the prior year quarter was approximately $0.02 million and $0.03 million, respectively. Compensation expense related to stock options for the current nine months and the prior year nine months was approximately $0.07 million and $0.43 million, respectively. Total unrecognized compensation expense related to unvested stock options at September 30, 2023 was approximately $0.11 million and is expected to be recognized over a weighted average period of approximately 1.23 years.

A summary of the Company’s non-vested stock options activity for the current nine months is as follows:

		Weighted
		Average
	Number of	Grant Date
	Options	Fair Value
Balance at January 1, 2023	3,697,500	$0.05
Granted	100,000	0.86
Vested	(135,000)	0.68
Forfeited or Canceled	—	—
Balance at September 30, 2023	3,662,500	$0.04

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

(Unaudited)

Warrants

A summary of the Company’s warrants activity for the current nine months is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	(in Years)	Value
Outstanding and exercisable at January 1, 2023	116,065	$3.15	1.57	$—
Granted	1,000,000	1.50
Exercised	—	—
Expired/Forfeited	—	—
Outstanding at September 30, 2023	1,116,065	$1.67	8.71	$—
Exercisable at September 30, 2023	116,065	$3.15	0.82	$—

See Note 4 for information regarding the warrant to purchase 1,000,000 shares of common stock granted during the current nine months in connection with the Halston Master License. Excluding the contra-revenue recognized with respect to the Halston Master License warrant, there was no compensation expense related to warrants recognized in the current quarter, prior year quarter, current nine months, or prior year nine months.

Stock Awards

A summary of the Company’s restricted stock activity for the current nine months is as follows:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2023	333,333	$3.71
Granted	113,968	1.01
Vested	(103,968)	1.04
Expired/Forfeited	—	—
Outstanding at September 30, 2023	343,333	$3.63

On January 1, 2023, the Company issued 8,334 shares of common stock to a consultant, which vested immediately.

On April 17, 2023, the Company issued 8,334 shares of common stock to a consultant, which vested immediately.

On May 15, 2023, the Company issued 50,000 shares of common stock to a consultant, which vested immediately.

On July 20, 2023, the Company issued 7,300 shares of common stock to an employee, which vested immediately.

On August 23, 2023, the Company issued an aggregate of 40,000 shares of common stock to non-management directors, of which 50% shall vest on April 1, 2024, and 50% shall vest on April 1, 2025.

Compensation expense related to stock awards was approximately $0.03 million for the current quarter and approximately $0.02 million for the prior year quarter. Compensation expense related to stock awards was approximately $0.10 million for the current nine months and approximately $0.24 million for the prior year nine months. Total unrecognized compensation expense related to unvested restricted stock grants at September 30, 2023 was approximately $0.08 million

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

(Unaudited)

and is expected to be recognized over a weighted average period of approximately 1.23 years.

Restricted Stock Units

There were no restricted stock units outstanding as of September 30, 2023 and December 31, 2022, and no restricted stock units have been issued since the inception of the 2021 Plan.

Shares Available Under the Company’s Equity Incentive Plans

As of September 30, 2023, there were 3,170,191 shares of common stock available for future award grants under the 2021 Plan.

Shares Reserved for Issuance

As of September 30, 2023, there were 8,430,426 shares of common stock reserved for issuance, including 4,838,135 shares reserved pursuant to unexercised warrants and stock options previously granted under the 2011 Plan, 422,100 shares reserved pursuant to unexercised stock options granted under the 2021 Plan, and 3,170,191 shares available for issuance under the 2021 Plan.

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

The following table is a reconciliation of the numerator and denominator of the basic and diluted net (loss) income per share computations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Net (loss) income attributable to Xcel Brands, Inc. stockholders (in thousands)	$(5,144)	$(4,042)	$(14,255)	$1,961

Denominator:
Basic weighted average number of shares outstanding	19,749,317	19,624,860	19,683,525	19,624,604
Add: Effect of warrants	—	—	—	620
Add: Effect of stock options	—	—	—	127,115
Diluted weighted average number of shares outstanding	19,749,317	19,624,860	19,683,525	19,752,339

Basic net (loss) income per share	$(0.26)	$(0.21)	$(0.72)	$0.10
Diluted net (loss) income per share	$(0.26)	$(0.21)	$(0.72)	$0.10

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

(Unaudited)

As a result of the net loss for the current quarter, prior quarter, and current nine months, the Company calculated diluted EPS using basic weighted average shares outstanding for such periods, as utilizing diluted shares would be anti-dilutive to loss per share for such periods.

The computation of diluted EPS excludes the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Stock options	5,144,170	5,761,890	5,144,170	5,514,140
Warrants	1,116,065	116,065	1,116,065	115,000
Total	6,260,235	5,877,955	6,260,235	5,629,140

10.    Income Taxes

The estimated annual effective income tax rate for the current quarter and the prior year quarter was approximately 0% and 26%, respectively, resulting in an income tax (benefit) provision of $0 and $(1.54) million, respectively. The estimated annual effective income tax rate for the current nine months and the prior year nine months was approximately 0% and 62%, respectively, resulting in an income tax (benefit) provision of $0 and $1.64 million, respectively.

For the current quarter, the federal statutory rate differed from the effective tax rate due to the recording of a valuation allowance against the benefit that would have otherwise been recognized, as it was considered not more likely than not that the net operating losses generated during the period will be utilized in future periods. For the prior year quarter, the federal statutory rate differed from the effective tax rate primarily due to recurring permanent differences and state taxes, which increased the effective tax rate by approximately 5%.

For the current nine months, the federal statutory rate differed from the effective tax rate due to the recording of a valuation allowance against the benefit that would have otherwise been recognized, as it was considered not more likely than not that the net operating losses generated during the period will be utilized in future periods. For the prior year nine months, the federal statutory rate differed from the effective tax rate primarily due to recurring permanent differences, state taxes, and the discrete treatment of stock compensation shortfall, which increased the effective tax rate by approximately 41%.

11.    Related Party Transactions

IM Topco, LLC

The Company holds a noncontrolling interest in IM Topco, which is accounted for under the equity method of accounting.

On May 31, 2022, the Company entered into a services agreement with IM Topco, pursuant to which the Company provides certain design and support services (including assistance with the operations of the interactive television business and related talent support) to IM Topco in exchange for payments of $300,000 per year. For the three and nine months ended September 30, 2023, the Company recognized service fee income related to this agreement of $0 and $150,000, respectively. See Note 13 for discussion related to a reduction of future service fees, effective as of July 1, 2023.

On May 31, 2022, the Company entered into a license agreement with IM Topco, pursuant to which IM Topco granted the Company a license to use certain Isaac Mizrahi trademarks on and in connection with the design, manufacture, distribution, sale, and promotion of women’s sportswear products in the United States and Canada during the term of the agreement, in exchange for the payment of royalties in connection therewith. The initial term of this agreement was set to end on

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

(Unaudited)

December 31, 2026, and provided guaranteed minimum royalties to IM Topco of $400,000 per year. Effective December 16, 2022, the license agreement between IM Topco and Xcel was terminated in favor of a new similar license agreement between IM Topco and an unrelated third party. However, as part of the termination of the May 31, 2022 license agreement, Xcel provided a guarantee to IM Topco for the payment of any difference between (i) the royalties received by IM Topco from the unrelated third party under the new agreement and (ii) the amount of guaranteed royalties that IM Topco would have received from Xcel under the May 31, 2022 agreement. For the three and nine months ended September 30, 2023, the estimated amount of such shortfall was approximately $105,000 and $225,000, respectively, which the Company recognized as royalty expense in the condensed consolidated statements of operations.

12.    Commitments and Contingencies

Contingent Obligation – Lori Goldstein Earn-Out

In connection with the April 1, 2021 purchase of the Lori Goldstein trademarks, the Company agreed to pay the seller additional cash consideration (the “Lori Goldstein Earn-Out”) of up to $12.5 million, based on royalties earned during the six calendar year period commencing in 2021. The Lori Goldstein Earn-Out was initially recorded as a liability of $6.6 million, based on the difference between the fair value of the acquired assets of the Lori Goldstein brand and the total consideration paid, in accordance with the guidance in ASC Subtopic 805-50. Based on the performance of the Lori Goldstein brand through December 31, 2022, approximately $0.2 million of additional consideration has been earned by the seller to date, and this amount was paid to the seller during the current nine months. At December 31, 2022, $0.2 million of the balance was recorded as a current liability and $6.4 million was recorded as a long-term liability. At September 30, 2023, $0.8 million of the remaining balance was recorded as a current liability and approximately $5.6 million was recorded as a long-term liability.

Contingent Obligation – Isaac Mizrahi Transaction

In connection with the May 31, 2022 transaction related to the sale of a majority interest in the Isaac Mizrahi Brand (see Note 2), the Company agreed with WHP that, in the event that IM Topco receives less than $13.3 million in aggregate royalties for any four consecutive calendar quarters over a three-year period ending on May 31, 2025, WHP will be entitled to receive from the Company up to $16 million, less all amounts of net cash flow distributed to WHP on an accumulated basis, as an adjustment to the purchase price previously paid by WHP. Such amount would be payable by the Company in either cash or equity interests in IM Topco held by the Company. Based on IM Topco’s earnings from May 31, 2022 through September 30, 2023 and the applicable distribution provisions, WHP earned $9.1 million in cash flow, which reduces the maximum potential purchase price adjustment to $6.9 million.

Although IM Topco’s aggregate royalties fell below the aforementioned threshold for the four consecutive quarter period ending September 30, 2023, WHP provided a waiver to Xcel relative to such requirement for the period. The waiver also includes the measurement period ending December 31, 2023. The next measurement period shall be the trailing four calendar quarters ending March 31, 2024. IM Topco’s aggregate royalties through September 30, 2023 were lower than expected as a result of soft sales in its interactive television business, primarily driven by talent scheduling conflicts as QVC transitions from remote shows to 100% in-studio shows. Management believes this softness in sales is temporary, and steps are underway to restore airtime back to levels that will result in meeting planned sales levels. Accordingly, no amount has been recorded in the accompanying condensed consolidated balance sheets related to this contingent obligation.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

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

13.    Subsequent Events

Restructuring of Certain Contractual Arrangements

On October 17, 2023, the Company and one of the licensees managed under the Halston Master License entered into an amendment of their respective licensing agreement. Under this amendment, the payment terms of the $0.76 million outstanding balance due to the Company were changed such that the receivable (and collection thereof) became contractually contingent upon the licensee’s future performance. The licensee is also required to pay interest to the Company on a monthly basis until the outstanding balance is paid in full.

The Company recorded a non-cash charge of $0.76 million within other selling, general and administrative expenses in the current quarter and current nine months related to the restructuring of this licensing arrangement, in order to write-down the previously-recorded receivable to zero.

IDB Term Loan and Interest Rate Swap

On October 19, 2023, H Halston IP, LLC (the “Borrower”), a wholly owned indirect subsidiary of Xcel Brands, Inc., entered into a Term Loan Agreement (the “Loan Agreement”) with Israel Discount Bank of New York (“IDB”). Pursuant to the Loan Agreement, IDB made a term loan in the aggregate amount of $5.0 million (the “Term Loan”). The proceeds of the Term Loan were used to pay fees, costs, and expenses incurred in connection with entering into the Loan Agreement of approximately $0.1 million (including a commitment fee paid to IDB in the amount of $50,000 and legal fees paid to counsel of IDB in the amount of $82,000), and may be used for working capital purposes.

In connection with the Loan Agreement, the Borrower and H Licensing, LLC (“H Licensing”), a wholly owned subsidiary of Xcel, entered into a Security Agreement (the “Security Agreement”) in favor of IDB, and Xcel entered into a Membership Interest Pledge Agreement (the “Pledge Agreement”) in favor of IDB. Pursuant to the Security Agreement, the Borrower and H Licensing granted to IDB a security interest in substantially all of their respective assets, other than the trademarks owned by the Borrower and H Licensing, to secure the Borrower’s obligations under the Loan Agreement.  Pursuant to the Pledge Agreement, Xcel granted to IDB a security interest in its membership interests in H Licensing to secure the Borrower’s obligations under the Loan Agreement.

The Term Loan matures on October 19, 2028. Principal on the Term Loan shall be payable in quarterly installments of $250,000 on each of January 2, April 1, July 1, and October 1of each year, commencing on April 1, 2024. The Borrower has the right to prepay all or any portion of the Term Loan at any time without penalty.

Interest on the Term Loan accrues at Term SOFR (as defined in the Loan Agreement as the forward-looking term rate based on secured overnight financing rate as administered by the Federal Reserve Bank of New York for an interest period equal to one month on the day that is two U.S. Government Securities Business Days prior to the first day of each calendar month) plus 4.25% per annum. Interest on the Term Loan is payable on the first day of each calendar month.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

(Unaudited)

The Loan Agreement contains customary covenants, including reporting requirements, trademark preservation, and certain financial covenants including annual guaranteed minimum royalty ratio, annual fixed charge coverage ratio, and minimum cash balance levels, all as specified and defined in the Loan Agreement.

In addition, on October 19, 2023, the Borrower also entered into a swap agreement with IDB, pursuant to which IDB will pay the Borrower Term SOFR plus 4.25% per annum on the notional amount of the swap in exchange for the Borrower paying IDB 9.46% per annum on such notional amount. The term and declining notional amount of the swap agreement is aligned with the amortization of the Term Loan principal amount.

Longaberger Brand E-Commerce Agreement

On October 29, 2023, Longaberger Licensing, LLC (“LL”) entered into a master services agreement with a third party, under which LL granted to the counterparty a license to operate and manage the e-commerce operations of LL. This agreement has an initial term ending December 31, 2026, with an option for the counterparty to renew for an additional three years, provided that certain sales thresholds are met. In exchange, the counterparty agreed to pay LL a percentage royalty based on net sales, as well as a percentage share of the “modified contribution margin” (as defined in the agreement) of the e-commerce business operations.

Amendments Related to IM Topco

In November 2023, the Company, WHP, and IM Topco entered into amendments of the May 27, 2022 membership purchase agreement (see Note 2) and the May 31, 2022 services agreement (see Note 11). Under these amendments, the parties agreed to waive the purchase price adjustment provision until the measurement period ending March 31, 2024. In exchange, Xcel shall provide IM Topco with a $0.6 million reduction of future service fees over the next eighteen months, beginning on July 1, 2023.

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

Summary of Operating Results

Three months ended September 30, 2023 (the “current quarter”) compared with the three months ended September 30, 2022 (the “prior year quarter”)

Revenues

Current quarter net revenue decreased approximately $1.9 million to $2.6 million from $4.5 million for the prior year quarter.

Net licensing revenue increased approximately $0.2 million to $2.4 million from $2.2 million in the prior year quarter, primarily driven by increases in sales through interactive television, mainly attributable to our C Wonder brand.

Net product sales decreased by approximately $2.1 million in the current quarter to approximately $0.3 million, compared with $2.3 million in the prior year quarter. This decrease was primarily attributable to the exit from our wholesale apparel and fine jewelry sales operations earlier in 2023 as part of the restructuring and transformation of our business operating model, which was substantially completed as of June 30, 2023.

Cost of Goods Sold

Current quarter cost of goods sold was $0.2 million, compared with $1.5 million for the prior year quarter.

Gross profit margin from net product sales (net sales less cost of goods sold, divided by net sales) decreased from approximately 37% in the prior year quarter to approximately 12% in the current quarter. The decrease in gross profit margin percentage was the result of reduced wholesale apparel sales attributable to excess chargebacks.

Gross profit (net revenue less cost of goods sold) decreased approximately $0.6 million to $2.4 million from $3.0 million in the prior year quarter, primarily driven by the aforementioned decrease in net product sales due to the exit from our wholesale apparel and fine jewelry sales operations earlier in 2023.

Direct Operating Costs and Expenses

Direct operating costs and expenses decreased approximately $1.3 million from $6.9 million in the prior year quarter to $5.6 million in the current quarter. This decrease was primarily attributable to lower salaries, benefits and employment costs, driven by reductions in staffing levels in 2023 related to the restructuring and transformation of our business operating model, as well as related reductions in other overhead costs. These decreases were partially offset by $0.8 million in costs related to the restructuring of certain contractual arrangements in connection with the shift and evolution in the Company’s business operations, and also by a $0.1 million impairment charge related to certain capitalized software assets.

Other Operating Costs and Expenses (Income)

Depreciation and amortization expense was approximately $1.8 million and $1.7 million in the current quarter and prior year quarter, respectively.

We account for our interest in the ongoing operations of IM Topco, LLC using the equity method of accounting. We recognized an equity method loss related to our investment of $0.52 million and $0.28 million for the current quarter and prior year quarter, respectively, based on the distribution provisions set forth in the related business venture agreement.

Income Taxes

The estimated annual effective income tax rate for the current quarter and the prior year quarter was approximately 0% and 26%, respectively, resulting in an income tax (benefit) provision of $0 and $1.54 million, respectively.

For the current quarter, the federal statutory rate differed from the effective tax rate due to the recording of a valuation allowance against the benefit that would have otherwise been recognized, as it was considered not more likely than not that the net operating losses generated during each period will be utilized in future periods.

For the prior year quarter, the federal statutory rate differed from the effective tax rate primarily due to recurring permanent differences and state taxes, which increased the effective tax rate by approximately 5%

Net Loss Attributable to Xcel Brands, Inc. Stockholders

We had a net loss of $5.1 million for the current quarter, compared with a net loss of $4.0 million for the prior year quarter, due to the combination of the factors outlined above.

Non-GAAP Net (Loss) Income, Non-GAAP Diluted EPS, and Adjusted EBITDA

We had a non-GAAP net loss of approximately $3.0 million, or $0.15 per diluted share (“non-GAAP diluted EPS”), for the current quarter and a non-GAAP net loss of $3.3 million, or $0.17 per diluted share, for the prior year quarter. Non-GAAP net (loss) income is a non-GAAP unaudited term, which we define as net (loss) income attributable to Xcel Brands, Inc. stockholders, exclusive of amortization of trademarks, our proportional share of trademark amortization of equity method investees, stock-based compensation and cost of licensee warrants, loss on extinguishment of debt, gains on sales of assets and investments, gain on lease termination, asset impairments, and income taxes. Non-GAAP net income and non-GAAP diluted EPS measures do not include the tax effect of the aforementioned adjusting items, due to the nature of these items and the Company’s tax strategy.

We had Adjusted EBITDA of approximately $(1.4) million for the current quarter, compared with approximately $(2.9) million for the prior year quarter. Adjusted EBITDA is a non-GAAP unaudited measure, which we define as net (loss) income attributable to Xcel Brands, Inc. stockholders before depreciation and amortization, our proportional share of trademark amortization of equity method investees, interest and finance expenses (including loss on extinguishment of debt, if any), income taxes, other state and local franchise taxes, stock-based compensation and cost of licensee warrants, gains on sales of assets and investments, gain on lease termination, asset impairments, and costs associated with restructuring of operations.

Costs associated with restructuring of operations include the current year operating losses generated by certain of our businesses that have been restructured or discontinued (i.e., wholesale apparel and fine jewelry), as well as non-cash charges associated with the restructuring of certain contractual arrangements.

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

The following table is a reconciliation of net loss attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net (loss) income:

	Three Months Ended
	September 30,
($ in thousands)	2023	2022
Net loss attributable to Xcel Brands, Inc. stockholders	$(5,144)	$(4,042)
Amortization of trademarks	1,520	1,520
Proportional share of trademark amortization of equity method investee	515	742
Stock-based compensation and cost of licensee warrants	62	51
Income tax benefit	—	(1,539)
Non-GAAP net loss	$(3,047)	$(3,268)

The following table is a reconciliation of diluted loss per share (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted EPS:

	Three Months Ended
	September 30,
	2023	2022
Diluted loss per share	$(0.26)	$(0.21)
Amortization of trademarks	0.08	0.08
Proportional share of trademark amortization of equity method investee	0.03	0.04
Stock-based compensation	0.00	0.00
Income tax benefit	—	(0.08)
Non-GAAP diluted EPS	$(0.15)	$(0.17)
Non-GAAP weighted average diluted shares	19,749,317	19,624,860

The following table is a reconciliation of net loss attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Three Months Ended
	September 30,
($ in thousands)	2023	2022
Net loss attributable to Xcel Brands, Inc. stockholders	$(5,144)	$(4,042)
Depreciation and amortization	1,677	1,815
Proportional share of trademark amortization of equity method investee	515	742
Interest and finance (income) expense	—	(6)
Income tax benefit	—	(1,539)
State and local franchise taxes	9	85
Stock-based compensation and cost of licensee warrants	62	51
Costs associated with restructuring of operations	1,471	—
Adjusted EBITDA	$(1,410)	$(2,894)

Nine months ended September 30, 2023 (the “current nine months”) compared with the nine months ended September 30, 2022 (the “prior year nine months”)

Revenues

Current nine months net revenue decreased approximately $6.2 million to $15.5 million from $21.7 million for the prior year nine months.

Net licensing revenue decreased by approximately $6.3 million in the current nine months to $7.0 million, compared with $13.3 million in the prior year nine months. This decrease in licensing revenue was primarily attributable to the May 31, 2022 sale of a majority interest in the Isaac Mizrahi brand through the sale of a 70% interest in IM Topco, LLC to WHP. Since the closing of such sale, we no longer record Isaac Mizrahi brand licensing revenue as part of our revenues.

Net product sales were essentially flat at $8.4 million for both the current nine months and the prior year nine months. This was primarily attributable to sale of all of our C Wonder apparel inventory to HSN and the sale of all of our Judith Ripka fine jewelry inventory to JTV, as part of the restructuring and transformation of our business operating model during the first half of 2023, partially offset by the lack of such sales during the third quarter of 2023 due to our exit from wholesale apparel and fine jewelry sales operations.

Cost of Goods Sold

Current nine months cost of goods sold was $6.7 million, compared with $5.7 million for the prior year nine months.

Gross profit margin from net product sales (net sales less cost of goods sold, divided by net sales) decreased from approximately 32% in the prior year nine months to approximately 20% in the current nine months. The decrease in gross profit margin percentage was the result of selling all remaining jewelry at an agreed-upon price which was less than historical margins and the sale of the remaining apparel inventory at discounted sales amounts.

Gross profit (net revenue less cost of goods sold) decreased approximately $7.2 million to $8.8 million from $16.0 million in the prior year nine months, primarily driven by the aforementioned decrease in net licensing revenue.

Direct Operating Costs and Expenses

Direct operating costs and expenses decreased approximately $6.9 million from $24.7 million in the prior year nine months to $17.8 million in the current nine months. This decrease was primarily attributable to lower salaries, benefits and employment costs, driven by the combination of (i) the May 31, 2022 sale of a majority interest in the Isaac Mizrahi brand and the transfer of the employees associated with the Isaac Mizrahi brand to the IM Topco, LLC business venture, and (ii) reductions in staffing levels and other costs during 2023 related to the restructuring and transformation of our business operating model. These decreases were partially offset by $0.8 million in costs related to the restructuring of certain contractual arrangements in connection with the shift and evolution in the Company’s business operations, and also by a $0.1 million impairment charge related to certain capitalized software assets.

Other Operating Costs and Expenses (Income)

Depreciation and amortization expense was approximately $5.4 million and $5.3 million in the current nine months and prior year nine months, respectively.

In the prior year nine months, we recognized a gain on the sale of a majority interest in the Isaac Mizrahi brand of approximately $20.6 million, which was comprised of $46.2 million of cash proceeds plus the recognition of the fair value of our retained interest in the brand of $19.8 million, less $0.9 million of fees and expenses directly related to the transaction and the derecognition of the brand trademarks previously recorded on our balance sheet of $44.5 million.

We account for our interest in the ongoing operations of IM Topco, LLC using the equity method of accounting. We recognized an equity method loss related to our investment of $1.55 million and $0.28 million for the current nine months and prior year nine months, respectively, based on the distribution provisions set forth in the related business venture agreement.

Also during the current nine months, we recognized a gain of $0.35 million related to the sale of a limited partner ownership interest in an unconsolidated affiliate, which was entered into in 2016, and recognized a gain of $0.44 million related to a lease termination settlement with the landlord of our former retail store location.

Interest and Finance Expense

Interest and finance expense for the current nine months was $0.0 million, compared with $3.5 million for the prior year nine months. This decrease was attributable to the May 31, 2022 repayment of all of our outstanding term loan debt, which resulted in a $2.3 million loss on early extinguishment of debt in the prior year nine months.

Income Taxes

The estimated annual effective income tax rate for the current nine months and the prior year nine months was approximately 0% and 62%, respectively, resulting in an income tax (benefit) provision of $0 and $1.64 million, respectively.

For the current nine months, the federal statutory rate differed from the effective tax rate due to the recording of a valuation allowance against the benefit that would have otherwise been recognized, as it was considered not more likely than not that the net operating losses generated during each period will be utilized in future periods.

For the prior year nine months, the federal statutory rate differed from the effective tax rate primarily due to recurring permanent differences, state taxes, and the discrete treatment of stock compensation shortfall, which increased the effective tax rate by approximately 41%%.

Net (Loss) Income Attributable to Xcel Brands, Inc. Stockholders

We had a net loss of $14.3 million for the current nine months, compared with net income of $2.0 million for the prior year nine months, due to the combination of the factors outlined above.

Non-GAAP Net (Loss) Income, Non-GAAP Diluted EPS, and Adjusted EBITDA

We had a non-GAAP net loss of approximately $8.7 million, or $0.44 per diluted share for the current nine months and a non-GAAP net loss of $8.8 million, or $0.45 per diluted share, for the prior year nine months.

We had Adjusted EBITDA of approximately $(4.6) million for the current nine months, compared with approximately $(6.6) million for the prior year nine months.

The following table is a reconciliation of net (loss) income attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net loss:

	Nine Months Ended
	September 30,
($ in thousands)	2023	2022
Net (loss) income attributable to Xcel Brands, Inc. stockholders	$(14,255)	$1,961
Amortization of trademarks	4,565	4,559
Proportional share of trademark amortization of equity method investee	1,545	742
Stock-based compensation and cost of licensee warrants	184	568
Loss on extinguishment of debt	—	2,324
Gains on sales of assets and investments	(351)	(20,608)
Gain on lease termination	(445)	—
Asset impairment	100	—
Income tax provision	—	1,639
Non-GAAP net loss	$(8,657)	$(8,815)

The following table is a reconciliation of diluted loss per share (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted EPS:

	Nine Months Ended
	September 30,
	2023	2022
Diluted (loss) earnings per share	$(0.72)	$0.10
Amortization of trademarks	0.23	0.23
Proportional share of trademark amortization of equity method investee	0.08	0.04
Stock-based compensation and cost of licensee warrants	0.01	0.03
Loss on extinguishment of debt	—	0.12
Gains on sales of assets and investments	(0.02)	(1.05)
Gain on lease termination	(0.02)	—
Asset impairment	0.00	—
Income tax provision	—	0.08
Non-GAAP diluted EPS	$(0.44)	$(0.45)
Non-GAAP weighted average diluted shares	19,683,525	19,624,604

The following table is a reconciliation of net (loss) income attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Nine Months Ended
	September 30,
($ in thousands)	2023	2022
Net (loss) income attributable to Xcel Brands, Inc. stockholders	$(14,255)	$1,961
Depreciation and amortization	5,260	5,447
Proportional share of trademark amortization of equity method investee	1,545	742
Interest and finance expense	18	3,505
Income tax provision	—	1,639
State and local franchise taxes	53	121
Stock-based compensation and cost of licensee warrants	184	568
Gains on sales of assets and investments	(351)	(20,608)
Gain on lease termination	(445)	—
Asset impairment	100	—
Costs associated with restructuring of operations	3,319	—
Adjusted EBITDA	$(4,572)	$(6,625)

Liquidity and Capital Resources

General

As of September 30, 2023 and December 31, 2022, our cash and cash equivalents were $2.2 million and $4.6 million, respectively.

Our principal capital requirements have been to fund working capital needs, acquire new brands, and to a lesser extent, capital expenditures. Notwithstanding our 2020 and 2021 investments in our ERP system and our brick-and-mortal retail store, respectively, our business operating model generally does not require material capital expenditures, and as of September 30, 2023, we have no significant commitments for future capital expenditures.

Working Capital

Our working capital (current assets less current liabilities, excluding the current portion of operating lease obligations and any contingent obligations payable in common stock) was $2.9 million and $8.8 million as of September 30, 2023 and December 31, 2022, respectively.

Liquidity and Management’s Plans

We incurred a net loss attributable to Company stockholders of approximately $5.1 million and $14.3 million during the three and nine months ended September 30, 2023, respectively (which included net non-cash expenses of approximately $2.3 million and $7.1 million, respectively), and had an accumulated deficit of approximately $47.1 million as of September 30, 2023. Net cash used in operating activities was approximately $2.8 million for the nine months ended September 30, 2023. These factors, along with our current levels of cash and working capital, raise uncertainties about the Company’s ability to continue as a going concern.

Management has implemented a plan to mitigate an expected shortfall of capital and to support future operations by shifting the business from a wholesale/licensing hybrid model into a “licensing-plus” business model. In the first quarter of 2023, we began to restructure our business operations by entering into new licensing agreements and joint venture arrangements with best-in-class business partners. We entered into a new interactive television licensing agreement with America’s Collectibles Network, Inc. d/b/a Jewelry Television (“JTV”) for the Ripka Brand, and a separate license with JTV for the Ripka Brand’s e-commerce business. For apparel, similar transactions were executed. In conjunction with the launch of the C Wonder Brand on HSN, we licensed the wholesale operations related to the brand to One Jeanswear Group, LLC (“OJG”); this new license with OJG also includes other new celebrity brands that we plan to develop and launch in 2023 and beyond. In the second quarter of 2023, we entered into a new master license agreement for the Halston Brand, covering men’s, women’s, and children’s apparel, fashion accessories, and other product categories, with an industry-leading wholesale apparel company for distribution through department stores, e-commerce, and other retailers. This new master license for the Halston Brand provides for an upfront cash payment and royalties to the Company, including certain guaranteed minimum royalties, includes significant annual minimum net sales requirements, and has a twenty-five-year term (consisting of an initial five-year period, followed by a twenty-year period), subject to the licensee’s right to terminate with at least 120 days’ notice prior to the end of each five-year period during the term.

The transition of these operating businesses was substantially completed by the end of the second quarter of 2023. Additionally, during the third quarter of 2023, the Company entered into various settlements and incurred approximately $1.0 million of expenses to restructure certain contractual arrangements related to its former wholesale operations.

We believe that this evolution of our operating model will provide significant cost savings and allow us to reduce and better manage our exposure to operating risks. As of September 30, 2023, the Company has reduced payroll costs by approximately $6 million and operating expenses by approximately $7 million, on an annualized basis when compared to the corresponding periods in the prior year.

While there is some level of potential risk with respect to the Company’s contingent obligation related to IM Topco, LLC, which could negatively impact our future cash flows and liquidity, management has taken steps to address such risk.

Further, in October 2023, we entered into a new term loan agreement in the amount of $5 million, which provides us with approximately $5 million of additional liquidity. Also in October 2023, Longaberger Licensing, LLC outsourced the operations and management of the Longaberger Brand’s e-commerce business to a third party.

Based on these recent events and changes in our business model, management expects to generate adequate cash flows to meet the Company’s operating and capital expenditure needs, for at least the twelve months subsequent to the filing date of this Quarterly Report on Form 10-Q, and therefore, such conditions and uncertainties with respect to the Company’s ability to continue as a going concern as of September 30, 2023, have been alleviated.

Commentary on the components of our cash flows for the current nine months as compared with the prior year nine months is set forth below.

Operating Activities

Net cash used in operating activities was approximately $2.81 million in the current nine months, compared with approximately $11.03 million in the prior year nine months.

The current nine months cash used in operating activities was primarily attributable to the combination of the net loss of $(15.04) million plus non-cash items of approximately $7.07 million and the net change in operating assets and liabilities of approximately $5.16 million. Non-cash items were primarily comprised of $5.26 million of depreciation and amortization, the $1.55 million undistributed proportional share of net loss of equity method investee, and a $0.76 million charge related to the restructuring of certain contractual arrangements, partially offset by a $(0.35) gain on the sale of a financial asset and a $(0.44) gain on the settlement of a lease liability. The net change in operating assets and liabilities was primarily comprised of (i) an increase in deferred revenue of approximately $4.68 million, which was mainly attributable to the upfront payment received for the Halston Master License agreement entered into during the current nine months, (ii) a decrease in inventory of approximately $1.85 million, driven by the sale of all of our C Wonder apparel inventory to HSN and the sale of all of our Judith Ripka fine jewelry inventory to JTV, as part of the restructuring and transformation of our business operating model. Partially offsetting these net changes in operating assets and liabilities were decreases in various operating liabilities of approximately $(1.40) million.

The prior year nine months cash used in operating activities as primarily attributable to the combination of the net income of $1.02 million plus non-cash items of approximately $(11.30) million and the net change in operating assets and liabilities of approximately $(0.75) million. Non-cash items were primarily comprised of a $(20.61) million net gain on the sale of the assets of the Isaac Mizrahi brand, $5.45 million of depreciation and amortization, $0.57 million of stock-based compensation, a $2.32 million loss on extinguishment of debt, and $0.36 million of deferred taxes. The net change in operating assets and liabilities was primarily comprised of an increase in inventory of $(0.51) million, decreases in various operating liabilities of $(0.80) million, and changes in lease-related assets and liabilities of $(0.20) million, partially offset by a decrease in accounts receivable of $0.75 million..

Investing Activities

Net cash provided by investing activities for the current nine months was approximately $0.36 million, primarily driven by $0.45 million of proceeds received from the sale of a limited partner ownership interest in an unconsolidated affiliate, which was entered into in 2016.

Net cash provided by investing activities for the prior year nine months was approximately $45.17 million, and was predominantly attributable to $45.41 million of net proceeds from the sale of a majority interest in the Isaac Mizrahi brand to WHP, partially offset by approximately $0.24 million of capital expenditures

Financing Activities

Net cash provided by financing activities for the current nine months was entirely attributable to proceeds from the exercise of employee stock options in the amount of approximately $0.03 million.

Net cash used in financing activities for the prior year nine months was approximately $30.95 million, which mainly consisted of $29.00 million of repayments of term loan debt, and, to a lesser extent, $1.51 million of prepayment and other fees associated with the extinguishment of debt, as well as $0.44 million of shares repurchased related to withholding taxes on vested restricted stock.

Contingent Obligation – Isaac Mizrahi Transaction

In connection with the May 31, 2022 transaction related to the sale of a majority interest in the Isaac Mizrahi brand, the Company agreed with WHP that, in the event that IM Topco, LLC (“IM Topco”) receives less than $13.3 million in aggregate royalties for any four consecutive calendar quarters over a three-year period ending on May 31, 2025, WHP will be entitled to receive from us up to $16 million, less all amounts of net cash flow distributed to WHP on an accumulated basis, as an adjustment to the purchase price previously paid by WHP. Such amount would be payable by us in either cash or equity interests in IM Topco held by us. Based on IM Topco’s earnings from May 31, 2022 through September 30, 2023 and the applicable distribution provisions, WHP earned $9.1 million in cash flow, which reduces the maximum potential purchase price adjustment to $6.9 million.

Although IM Topco’s aggregate royalties fell below the aforementioned threshold for the four consecutive quarter period ending September 30, 2023, WHP provided a waiver to us relative to such requirement for the period. The waiver also includes the measurement period ending December 31, 2023. The next measurement period will be the trailing four calendar quarters ending March 31, 2024. IM Topco’s aggregate royalties through September 30, 2023 were lower than expected as a result of soft sales in its interactive television business, primarily driven by talent scheduling conflicts as QVC transitions from remote shows to 100% in-studio shows. Management believes this softness in sales is temporary, and steps are underway to restore airtime back to levels that will result in meeting planned sales levels. Accordingly, no amount has been recorded in the accompanying condensed consolidated balance sheets related to this contingent obligation.

In November 2023, the Company, WHP, and IM Topco entered into amendments of the May 27, 2022 membership purchase agreement and the May 31, 2022 services agreement. Under these amendments, the parties agreed to waive the purchase price adjustment provision until the measurement period ending March 31, 2024. In exchange, we will provide IM Topco with a $0.6 million reduction of future service fees over the next eighteen months, beginning on July 1, 2023.

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

While the 2022 sale of a majority interest in the Isaac Mizrahi brand has resulted in a decrease in our revenues, as that brand represented a significant portion of our historical revenues, we are taking actions to replace those revenues in the long-term with new strategic business initiatives, as we concentrate our resources on growing our brands, launching new brands, and entering into new business partnerships. We continue to seek new opportunities, including expansion through interactive television, live streaming, additional domestic and international licensing arrangements, and acquiring additional brands, including recent launches of our Victor Glemaud and C Wonder by Christian Siriano businesses on HSN.

In the first quarter of 2023, we began to restructure our business operations by shifting our business from a wholesale/licensing hybrid model into a “licensing-plus” business model. These efforts included entering into new structured contractual arrangements with best-in-class business partners in order to more efficiently operate our wholesale and e-commerce businesses and reduce and better manage our exposure to operating risks. These restructuring initiatives were substantially completed as of June 30, 2023, and going forward are expected to provide us with approximately $13 million of cost savings on an annualized basis compared to our previous operating model.

However, we continue to face a number of headwinds in the current macroeconomic environment. Poor economic and market conditions, including a potential recession, may negatively impact market sentiment, decreasing the demand for apparel, footwear, accessories, fine jewelry, home goods, and other consumer products, which would adversely affect our operating income and results of operations. If we are unable to take effective measures in a timely manner to mitigate the impact of inflation and/or a potential recession, our business, financial condition, and results of operations could be adversely affected.

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

Effective January 1, 2023, we adopted the provisions of Accounting Standards Update No. 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (as amended). Although the adoption of this new guidance did not have a significant impact on the Company’s results of operations, cash flows, or financial condition, it represented a change in our accounting policy with respect to the estimation of allowance for uncollectible accounts. Refer to Part I, Item 1, Note 5 of this Quarterly Report on Form 10-Q for additional information. During the three and nine months ended September 30, 2023, there were no other material changes to our accounting policies.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.    CONTROLS AND PROCEDURES

A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2023, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023 such that the information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

B. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have identified the following risk as a material change from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

We have recently begun to conduct certain of our operations through a joint venture. Joint ventures could fail to meet our expectations or cease to deliver anticipated benefits. There could also be disagreements with our joint venture partners that could adversely affect our interest in a joint venture.

In May 2022, we sold a majority interest in the Isaac Mizrahi brand through the sale of a 70% interest in IM Topco, LLC to IM WHP, LLC (“WHP”), a subsidiary of WHP Global. We may enter into additional joint ventures in the future. Our operating results are, in part, dependent upon the performance of IM Topco, LLC and, in the future, could also be dependent in part upon the performance of future joint ventures. Joint ventures involve numerous risks, and could fail to meet our initial or ongoing expectations. We provide certain services to IM Topco, LLC and may provide services to future joint ventures, but we do not control the day-to-day operations of IM Topco, LLC and may not control the day-to-day operations of future joint ventures. The anticipated synergies or other benefits of a joint venture may fail to materialize due to changing business conditions or changes in our business priorities or those of our joint venture partners. Our joint venture partners, as well as any future partners, may have interests that are different from our interests, which may result in conflicting views as to the conduct of the business or future direction of the joint venture. In the event that we have a disagreement with a joint venture partner with respect to a particular issue to come before the joint venture, or as to the management or conduct of the business of the joint venture, we may not be able to resolve such disagreement in our favor. Any such disagreement could have a material adverse effect on our interest in the joint venture, the business of the joint venture, or the portion of our growth strategy related to the joint venture.

In connection with the May 2022 Isaac Mizrahi transaction, the Company agreed with WHP that, in the event that IM Topco, LLC receives less than $13.3 million in aggregate royalties for any four consecutive calendar quarters over a three-year period ending on May 31, 2025, WHP will be entitled to receive from us up to $16 million, less all amounts of net cash flow distributed to WHP on an accumulated basis, as an adjustment to the purchase price previously paid by WHP. Such amount would be payable by us in either cash or equity interests in IM Topco, LLC held by us. Based on IM Topco, LLC’s earnings from May 31, 2022 through September 30, 2023 and the applicable distribution provisions, WHP earned $9.1 million in cash flow, which reduces the maximum potential purchase price adjustment to $6.9 million. Although IM Topco, LLC’s aggregate royalties were below the aforementioned threshold for the four consecutive quarter period ending September 30, 2023, WHP provided a waiver to us relative to such requirement for the period. In exchange for the waiver, we agreed to provide IM Topco, LLC with a $0.6 million reduction in future service fee payments over the next eighteen months. There can be no assurance that IM Topco, LLC’s royalties will meet the required threshold level during any future measurement period.  If such aggregate royalties are below the threshold and the Company does not receive a waiver, WHP will be entitled to a price adjustment which will result in either a cash payment by us or a reduction in our equity interest in WHP.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

There were no sales of unregistered or registered securities during the three months ended September 30, 2023.

On August 22, 2023, in connection with an individual’s cashless exercise of 40,000 stock options, 12,903 shares of common stock were exchanged from that individual in connection with the exercise cost. The 12,903 shares of stock were considered repurchased and retired by the Company during the three months ended September 30, 2023; the price paid for the shares was $1.55, and the fair value of the shares repurchased was $20,000.

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

Date: November 20, 2023	By:	/s/ Robert W. D’Loren
Name: Robert W. D’Loren
Title: Chairman and Chief Executive Officer

	By:	/s/ James Haran
Name: James Haran
Title: Chief Financial Officer and Vice President