Form 10-K
period 2023-12-31
XCel Brands, Inc.
filed 2024-04-19
CIK 1083220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-37527

XCEL BRANDS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	76-0307819
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

550 Seventh Avenue, 11th Floor, New York, NY 10018
(Address of Principal Executive Offices)

(347) 727-2474

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	XELB	NASDAQ Capital Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $17,934,000 based upon the closing price of such common stock on June 30, 2023.

The number of shares of the issuer’s common stock issued and outstanding as of April 3, 2024 was 23,492,117 shares.

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

The "LOGO by Lori Goldstein™," "Halston," "Halston Heritage," "H by Halston®," "H Halston™," "Roy Frowick," "Judith Ripka LTD™," "Judith Ripka Collection™," "Judith Ripka Legacy™," "Judith Ripka®,” "Judith Ripka Sterling™," "C. Wonder™," "C. Wonder Limited™," and “TowerHill by Christie Brinkley” brands and all related logos and other trademarks or service marks of the Company appearing in this Annual Report are the property of the Company. Brands and all related logos and other trademarks or service marks of other entities (for example, QVC, HSN, JTV, etc.) are the property of those respective entities.

Item 1.   Business

Overview

Xcel Brands, Inc. (the “Company,” “Xcel,” “We,” “Us,” or “Our”) is a media and consumer products company engaged in the design, licensing, marketing, live streaming, and social commerce sales of branded apparel, footwear, accessories, fine jewelry, home goods and other consumer products, and the acquisition of dynamic consumer lifestyle brands. Xcel was founded in 2011 with a vision to reimagine shopping, entertainment, and social media as social commerce. Currently, our brand portfolio consists of the LOGO by Lori Goldstein brand (the “Lori Goldstein Brand”), the Halston brands (the "Halston Brand"), the Judith Ripka brands (the "Ripka Brand"), the C Wonder brands (the "C Wonder Brand"), the Longaberger brand (the “Longaberger Brand”), the Isaac Mizrahi brands (the "Isaac Mizrahi Brand"), the TowerHill by Christie Brinkley brand (the “CB Brand”), and other proprietary brands, including:

●	the Lori Goldstein Brand, Halston Brand, Ripka Brand, and C Wonder Brand, which are wholly owned by the Company;
●	the Longaberger Brand, which we manage through our 50% ownership interest in Longaberger Licensing, LLC, and the CB Brand, which is a co-owned brand between Xcel and Christie Brinkley; and
●	the Isaac Mizrahi Brand, which we wholly owned and managed through May 31, 2022. On May 31, 2022, we sold a majority interest in the brand to a third party, but retained a 30% noncontrolling interest in the brand and continue to contribute to the operations of the brand through a service agreement.

We also own a 30% interest in ORME Live Inc. (“ORME”), a short-form video and social commerce marketplace that launched in the first quarter of 2024.

Xcel continues to pioneer a true omni-channel and social commerce sales strategy which includes the promotion and sale of products under its brands through interactive television, digital live-stream shopping, social commerce, traditional brick-and-mortar retailers, and e-commerce channels, to be everywhere its customers shop. Our brands have generated over $5 billion in retail sales via live streaming in interactive television and digital channels alone, and our brands collectively reach over 5 million social media followers through Facebook, Instagram, and TikTok. All of the followers may not be unique followers, as many followers may follow multiple brands and follow our brands on multiple platforms.

Our objective is to build a diversified portfolio of lifestyle consumer products brands through organic growth and the strategic acquisition of new brands. To grow our brands, we are focused on the following primary strategies:

●	distribution and/or licensing our brands for sale through interactive television (e.g., QVC, HSN, The Shopping Channel, JTV, etc.);
●	licensing of our brands to retailers that sell to the end consumer;
●	direct-to-consumer distribution of our brands through e-commerce and live streaming;
●	licensing our brands to manufacturers and retailers for promotion and distribution through e-commerce, social commerce, and traditional brick-and-mortar retail channels; and
●	acquiring additional consumer brands and integrating them into our operating platform, and leveraging our operating infrastructure and distribution relationships.

We believe that Xcel offers a unique value proposition to our retail and direct-to-consumer customers and our licensees for the following reasons:

●	our management team, including our officers’ and directors’ experience in, and relationships within the industry;
●	our deep knowledge, expertise, and proprietary technology in live streaming and social commerce;
●	our design, sales, marketing, and technology platform that enables us to design trend-right product; and
●	our significant media and digital presence.

Recent Developments

Prior to 2023, the Company engaged in certain wholesale and direct-to-consumer sales of products under its brands. In 2023, we signed master license agreements for our Halston Brand and Judith Ripka Brand, and license agreements for the supply of products under certain on our brands to HSN, that enabled us to outsource a majority of our wholesale and direct-to-consumer operations and revert to a working capital light business model. In addition to licensing out the brands described above, we outsourced the operations of Longaberger through a license agreement with a third party to operate and manage the Longaberger e-commerce website in the fourth quarter of 2023, and have recently launched Longaberger on ORME in early 2024.

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

Our principal office is currently located at 550 Seventh Avenue, 11th Floor, New York, NY 10018.

Our telephone number is (347) 727-2474.

Our corporate website is www.xcelbrands.com. Additionally, we maintain websites for our respective brands at www.lorigoldstein.com, www.halston.com, www.judithripka.com, www.cwonder.com, www.longaberger.com, and www.isaacmizrahi.com. None of the content on our websites is incorporated by reference into this Annual Report on Form 10-K.

Our Brand Portfolio

Currently, our brand portfolio consists of the Lori Goldstein, Halston, Judith Ripka, C Wonder, Longaberger, CB, and Isaac Mizrahi Brands, and other proprietary brands, including the various labels under these brands.

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

Halston

The Halston brand was founded by Roy Halston Frowick in the 1960s, and quickly became one of the most important American fashion brands in the world, becoming synonymous with glamour, sophistication, and femininity. Halston’s groundbreaking designs and visionary style still influence designers around the world today. We acquired the H Halston brands in December 2014, and since our acquisition of the Halston Heritage brands in February 2019, we own all Halston labels under our brands. The brand is available across various distribution channels – including premium and better department stores, e-commerce, interactive television, and national specialty retailers – through our long-term master license agreement with G-III Apparel Group.

Judith Ripka

Judith Ripka is a luxury jewelry brand founded by Judith Ripka in 1977. This brand has become known worldwide for its distinctive designs featuring intricate metalwork, vibrant colors, and distinctive use of texture. The Judith Ripka Fine Jewelry collection consists of pieces in 18 karat gold and sterling silver with precious colored jewels and diamonds, and is currently available in fine jewelry stores, luxury retailers, and via e-commerce. We acquired the Ripka brand in April 2014. In 2017 and 2018, we launched our Judith Ripka Fine Jewelry e-commerce operations and wholesale operations; these businesses were subsequently licensed to JTV in the first quarter of 2023. In 2021, we opened a retail store for Judith Ripka Fine Jewelry in Westchester, New York, which was subsequently closed in 2022.

C Wonder

The C Wonder brand was founded by J. Christopher Burch in 2011. This brand is built upon a foundation of bold, vibrant colors and exceptional, eye-catching prints that celebrate the art of everyday dressing. C Wonder offers women’s clothing, footwear, jewelry and accessories, and delightful surprises at every turn. We acquired the C Wonder Brand in July 2015. The brand is currently available through HSN.

Longaberger

Longaberger is an iconic American heritage home and collectibles brand that began making baskets in 1896 and launched a direct sales company in 1973 by the Longaberger family. The brand is best known for its distinctive handwoven baskets. We acquired a 50% ownership interest in this brand through a business venture with Hilco Global in November 2019, and are actively managing this brand to build on its history and bring it into the future as a digital first live-streaming and social commerce business. We launched our Longaberger e-commerce and live-streaming operations in February 2020. In the fourth quarter of 2023, we outsourced the operations and management of the brand’s e-commerce business to a third party.

TowerHill by Christie Brinkley

TowerHill by Christie Brinkley is a new brand announced December 2023 as a co-branded collaboration between Xcel Brands, Inc. and Christie Lee Brinkley, an iconic American supermodel with over one million followers on social media. The brand is scheduled to launch in May 2024 on HSN, with plans to license and launch products outside of HSN starting in 2025.

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

Growth Strategy

We plan to continue to grow our brands and business through three primary strategies:

●	organic growth in our existing brands;
●	developing new brands that are well positioned in social commerce; and
●	the acquisition of brands and businesses that fit our long-term strategy.

With respect to organic growth in our existing brands, we have recently entered into master license agreements for our Halston Brand and Judith Ripka Brand. The Halston master license agreement is with G-III Apparel Group (“G-III”), which is a publicly traded company and one of the largest designers and suppliers of wholesale apparel and accessories in the world, with annual revenues of over $3 billion. While the license provides for guaranteed minimum royalties to us during the term (which extends for 25 years, including an initial term of five years plus renewal options), G-III is expected to launch the brand through its existing distribution channels in Fall 2024, and we expect that the business and corresponding royalty revenues to Xcel will ramp up beginning with the launch. Additionally, we entered into an interactive television license and an e-commerce license in 2023 with America’s Collectible Network, Inc., d/b/a JTV, for our Judith Ripka Brand, which officially launched on JTV’s television channel in October 2023 and which we expect to continue to ramp up in 2024 and beyond, as JTV has expressed plans to make Judith Ripka one of the core brands on its network. Finally, the C Wonder Brand launched on HSN in mid-2023, and performed extremely well in its launch year. HSN has advised us that it has planned increases in the business in 2024, which we expect will result in increased revenues from the brand in 2024 and beyond. We are also working on licensing other categories under the C Wonder Brand for distribution both on HSN and outside of the network.

TowerHill by Christie Brinkley is a brand that we are scheduled to launch in May 2024 on HSN, and with plans to license and launch products outside of HSN starting in 2025. While this is a new brand for Xcel, it is an example of a brand that we developed with low up-front costs and that we were able to leverage our unique experience, relationships, and social commerce knowledge to launch. We are excited about launching this brand with Christie Brinkley, and expect to launch at least one other similarly-developed brand later in 2024.

We have a proven track record of acquiring brands and/or businesses that are strategically important to and synergistic with our business, and are consistently reviewing potential acquisition targets. Potential acquisitions may include established or newer brands that do or would perform well in live streaming or social commerce, direct-to-consumer brands or platforms with significant consumer following, or established media companies which could benefit from our expertise in direct-response television, live streaming, and social commerce. While our strategy is not dependent on such acquisitions, we carefully consider potential acquisitions as a means to leverage our infrastructure and expertise and accelerate our growth.

Finally, in December 2023, Xcel acquired a 30% interest in ORME, which is a brand new short-form video social commerce marketplace that launched in the first quarter of 2024. While we will not consolidate ORME’s financial results of operations with our own (given our minority noncontrolling position in the company) and do not anticipate receiving regular dividends or other distributions from ORME in the near future, we believe that ORME has significant growth potential and would add significant value to Xcel, both through our equity interest in ORME as well as our ability to leverage ORME in order to grow additional direct-to-consumer brands that would perform well in social commerce pursuant to our aforementioned brand development and acquisition strategies. ORME licenses the technology utilized by its marketplace from KonnectBio Inc., of which Robert D’Loren, our Chairman of the Board, Chief Executive Officer, and President, owns an approximate 20% noncontrolling interest.

Licensing

Our working-capital-light “licensing plus” business model allows us to focus on our core competencies of design, marketing, and brand management without the investment requirements in inventory associated with traditional consumer product companies.

Qurate Agreements

Qurate Retail Group (“Qurate”) is an important strategic partner in our interactive television business, and is the largest licensee for the Lori Goldstein, C Wonder, and Isaac Mizrahi brands. Qurate’s business model is to promote and sell products through its interactive television programs featured on QVC and HSN and related e-commerce and mobile platforms. We employ and manage on-air spokespersons under each of these brands in order to promote products under our brands on QVC and HSN. Qurate’s programming currently reaches over 200 million homes worldwide. Our agreements with Qurate allow our on-air spokespersons to promote our non-Qurate product lines and certain strategic partnerships through QVC’s and HSN’s programs, subject to certain parameters including, in certain cases, the payment of a portion of our non-Qurate revenues to Qurate. We believe that our ability to continue to leverage Qurate’s media platform, reach, and attractive customer base to cross-promote products in and drive traffic to our other channels of distribution provides us a unique advantage.

Through our wholly owned subsidiaries, we have entered into direct-to-retail license agreements with Qurate, collectively referred to as the Qurate Agreements (individually, each a “Qurate Agreement”), pursuant to which we design, and Qurate sources and sells, various products under our LOGO by Lori Goldstein brand, the Longaberger brand, and the C Wonder brand. We were also previously party to similar agreements with Qurate related to the IsaacMizrahiLIVE brand and the Judith Ripka brand. Qurate owns the rights to all designs produced under these agreements, and the agreements include the sale of products across various categories through Qurate’s television media and related internet sites.

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

			Xcel Commenced	Qurate
Agreement	Current Term Expiry	Automatic Renewal	Brand with Qurate	Product Launch
LOGO Qurate Agreement (QVC)	November 1, 2024	one-year period	April 2021	2009
Longaberger Qurate Agreement (QVC)	October 31, 2025	two-year period	November 2019	2019
C Wonder Qurate Agreement (HSN)	December 31, 2024	two-year period	March 2023	2023

●	On May 31, 2022, in connection with our sale of a majority interest in the Isaac Mizrahi brand to a third party, the agreement with Qurate related to the IsaacMizrahiLIVE brand was assigned to IM Topco, LLC.
●	On August 30, 2022, Qurate and Xcel amended the licensing agreement for the Judith Ripka brand to terminate the license period effective December 31, 2021. Effective January 1, 2022, the agreement entered a sell-off period, under which Qurate was allowed to continue to license the Ripka brand on a non-exclusive basis for as long as necessary to sell off any of its remaining inventory. The sell-off period ended in 2023.

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

The Qurate Agreements generally prohibit us from selling products under the specified respective brands to a direct competitor of Qurate without Qurate’s consent. Under certain of the Qurate Agreements, we may, with the permission of

Qurate, sell the respective branded products via certain specified sales channels in exchange for making reverse royalty payments to Qurate based on the net retail sales of such products through such channels. However, we are generally restricted from selling products under the specified respective brands or trademarks to certain mass merchants.

Also, under certain of the Qurate Agreements, we may be required for a period of time to pay a royalty participation fee to Qurate on revenue earned from the sale, license, consignment, or any other form of distribution of any products, bearing, marketed in connection with, or otherwise associated with the specified trademarks and brands.

For the years ended December 31, 2023 and 2022, net licensing revenue from Qurate collectively accounted for approximately 34% and 44%, respectively, of the total net revenue of the Company.

Halston Master License

On May 15, 2023, the Company, through our wholly owned subsidiaries, H Halston, LLC and H Heritage Licensing, LLC (collectively, the “Licensor”), entered into a master license agreement relating to the Halston Brand (the “Halston Master License”) with G-III (as licensee) for men’s and women’s apparel, men’s and women’s fashion accessories, children’s apparel and accessories, home, airline amenity and amenity kits, and such other product categories as mutually agreed upon. The Halston Master License provides for an upfront cash payment and royalties payable to the Company (including certain guaranteed minimum royalties), includes significant annual minimum net sales requirements, and has a twenty-five-year term (consisting of an initial five-year period, followed by a twenty-year period), subject to G-III’s right to terminate with at least 120 days’ notice prior to the end of each five-year period during the term. G-III has an option to purchase the Halston Brand for $5.0 million at the end of the twenty-five-year term, which right may be accelerated under certain conditions associated with an uncured material breach of the Halston Master License in accordance with the terms of the Halston Master License. The Licensor granted G-III a security interest in the Halston trademarks to secure the Licensor’s obligations under the Halston Master License, including to honor the obligations under the purchase option.

As a result of the upfront cash payment and guaranteed minimum royalties discussed above, the Company has recognized $4.44 million of deferred revenue contract liabilities on its consolidated balance sheet as of December 31, 2023 related to this contract, of which $0.89 million was classified as a current liability and $3.55 million was classified as a long-term liability. The balance of the deferred revenue contract liabilities will be recognized ratably as revenue through December 31, 2028.

For the year ended December 31, 2023, net licensing revenue from the Halston Master License accounted for approximately 9% of the total net revenue of the Company.

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

We also market the Lori Goldstein brand through www.lorigoldstein.com, the Halston Brand through www.halston.com, the Judith Ripka brand through www.judithripka.com, the C Wonder brand through www.cwonder.com, and the Longaberger brand through www.longaberger.com. Through our websites, we are able to present the products under our brands to customers with branding that reflects each brand’s heritage and unique point of view.

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

Because many of our competitors have significantly greater cash, revenues, and resources than we do, we must work to differentiate ourselves from our direct and indirect competitors to successfully compete for market share with the brands we own and for future acquisitions. We believe that the following factors help differentiate our Company in an increasingly crowded competitive landscape:

●	our management team, including our officers’ and directors’ historical track records and relationships within the industry;
●	our brand management platform, which has a strong focus on design, product, marketing, and technology; and
●	our operating strategies of licensing brands with significant media presence and driving sales through our true omni-channel retail sales strategy across interactive television, live streaming, and e-commerce distribution channels.

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

Trademarks

The Company, through its wholly owned subsidiaries, owns and exploits the Lori Goldstein brands, which include the trademarks and brands LOGO by Lori Goldstein, LOGO, LOGO Links, LOGO Lounge, LOGO Layers, and LOGO Luna; the Halston brands, which include the trademarks and brands Halston, Halston Heritage, Roy Frowick, H by Halston, and H Halston; the Ripka brands, which include the trademarks and brands Judith Ripka LTD, Judith Ripka Collection, Judith Ripka Legacy, Judith Ripka, and Judith Ripka Sterling; and the C Wonder brands, which include the trademarks and brands C Wonder and C Wonder Limited. We manage and have a 50% ownership interest in the brands and trademarks of the Longaberger brand through our business venture with Hilco Global. We also have a 30% ownership interest in IM Topco, which owns the Mizrahi brands, including the trademarks and brands Isaac Mizrahi, Isaac Mizrahi New York, IMNYC Isaac Mizrahi, and IsaacMizrahiLIVE.

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

Human Capital

Our employees’ knowledge, social, and personality attributes enable our company to achieve its goals, develop our business, and remain innovative. As of December 31, 2023, we had 34 full-time employees and 2 part-time employees. We value our employees and are committed to providing a healthy and safe work environment. For certain key employees, including our executives, brand ambassadors, and spokespersons, we typically enter into multi-year employment agreements. Overall, we believe that our relationship with our employees is good. None of our employees are represented by a labor union.

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

As of December 31, 2023, we had cash and cash equivalents of approximately $3.0 million, and during the year ended December 31, 2023, we used $6.5 million of cash in operating activities. On March 19, 2024, we closed on a public offering and private placement of our common stock, which resulted in aggregate net proceeds to us of approximately $2.0 million. Although we believe that our current levels of cash and our anticipated cash flow from operations will be sufficient to sustain our operations at our current expense levels for at least twelve months subsequent to the date of the filing of this Annual Report on Form 10-K, we may require significant additional cash to satisfy our working capital requirements, expand our operations, or acquire and develop additional brands. Our inability to finance our growth, either internally through our operations or externally, may limit our growth potential and our ability to execute our business strategy successfully. If we issue additional securities to raise capital to finance operations and/or pay down or restructure our debt, our existing stockholders may experience dilution. In addition, the new securities may have rights senior to those of our common stock.

A substantial portion of our revenue is concentrated with a limited number of licensees such that the loss of any of such licensees could decrease our revenue and impair our cash flows.

A substantial portion of our revenue has been paid by Qurate, through the respective agreements with Qurate through QVC and HSN. During the years ended December 31, 2023 and 2022, Qurate accounted for approximately 34% and 44%, respectively, of our total net revenue. Because we are dependent on these agreements with Qurate for a significant portion of our revenues, if Qurate were to have financial difficulties, or if Qurate decides not to renew or extend its existing agreements with us, our revenue and cash flows could be reduced substantially. Our cash flow would also be significantly impacted if there were significant delays in our collection of receivables from Qurate. Additionally, we have limited control over the programming that Qurate devotes to our brands or its promotional sales with our brands (such as “Today’s Special Value” sales). If Qurate reduces or modifies its programming or promotional sales related to our brands, our revenues and cash flows could be reduced substantially. In order to increase sales of a brand through Qurate, we generally require additional television programming time dedicated to the brand by Qurate. Qurate is not required to devote any minimum amount of programming time for any of our brands.

Our Qurate revenues have declined since 2021, and there can be no guarantee that our Qurate revenues will grow in the future or that they will not decline further. Additionally, there can be no assurance that our other licensees will be able to generate sales of products under our brands or grow their existing sales of products under our brands, and if they do generate sales, there is no guarantee that they will not cause a decline in sales of products being sold through Qurate.

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

We conduct certain of our operations through joint ventures. Joint ventures could fail to meet our expectations or cease to deliver anticipated benefits. There could also be disagreements with our joint venture partners that could adversely affect our interest a joint venture.

We hold a 30% interest in each of IM Topco, LLC and ORME. We may enter into additional joint ventures in the future. Our operating results are, in part, dependent upon the performance of IM Topco, LLC and ORME, and, in the future, could also be dependent in part upon the performance of future joint ventures. Joint ventures involve numerous risks, and could fail to meet our initial or ongoing expectations. While we provide certain services to IM Topco, LLC and may provide services to future joint ventures, we do not control the day-to-day operations of IM Topco, LLC or ORME, and may not control the day-to-day operations of future joint ventures. The anticipated synergies or other benefits of a joint venture may fail to materialize due to changing business conditions or changes in our business priorities or those of our joint venture partners. Our joint venture partners, as well as any future partners, may have interests that are different from our interests that may result in conflicting views as to the conduct of the business or future direction of the joint venture. In the event that we have a disagreement with a joint venture partner with respect to a particular issue to come before the joint venture, or as to the management or conduct of the business of the joint venture, we may not be able to resolve such disagreement in our favor. Any such disagreement could have a material adverse effect on our interest in the joint venture, the business of the joint venture, or the portion of our growth strategy related to the joint venture.

We are dependent on our joint ventures to provide timely and accurate information about their sales and operations, which we rely upon to effectively manage their brands.

IM Topco, LLC and ORME are, and we expect any future joint ventures will be, contractually obligated to provide timely and accurate information regarding their sales and operations. We rely on this information to prepare our consolidated financial statements. Any delay in reporting reduces our visibility into the results of operations for IM Topco, LLC and any future joint ventures, and our inability to collect timely and accurate information may affect our ability to timely complete our financial statements and timely file reports and other information with the SEC and may adversely affect our business and results of operations.

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

The company has withheld and rescheduled payment of the $963,642 earnout payment for 2023 due to a spokesperson due to alleged uncured breaches of the spokesperson’s obligations under an employment agreement.

On February 16, 2024, counsel to Lori Goldstein, a brand spokesperson for the company, advised the company that the Company was in material breach of the March 31, 2021 asset purchase agreement for failure to pay the earn-out achieved for 2023 in the amount of $963,642 (the “2023 Earn-out”) under the terms of the agreement, and is instead intending on paying such amount quarterly in 2024. The Company does not dispute the amount of the 2023 Earn-out and advised Ms. Goldstein that due to Ms. Goldstein’s failure to make all of the QVC appearances as required by her employment agreement, the Company was not willing to pay the 2023 Earn-out in a lump sum but would make the payment in four quarterly installments. Failure to amicably resolve this dispute could adversely affect the Company’s cash flow and the availability of Ms. Goldstein’s services. To the extent that any of Ms. Goldstein’s services become unavailable to us, we will likely need to utilize our existing back-up guest hosts in lieu of Ms. Goldstein and/or find a replacement for Ms. Goldstein to promote the LOGO by Lori Goldstein brand. Competition for skilled designers and high-profile brand promoters is intense, and compensation levels may be high, and there is no guarantee that we would be able to identify and attract a qualified replacement, or if Ms. Goldstein’s services are not available to us, that we would be able to promote the LOGO by Lori Goldstein brand on QVC and otherwise. This could significantly affect the value of the LOGO by Lori Goldstein brand and our ability to market the brand, and could impede our ability to fully implement our business plan and future growth strategy for the Lori Goldstein brands, which would harm our business and prospects and adversely impact our results of operations, financial conditions, and cash flows.

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

Although certain of our licensees guarantee minimum net sales and minimum royalties to us, some of our licensees are not yet selling licensed products or currently have limited distribution of licensed products, and a failure of our brands or of our joint venture brands or of products bearing our brands or our joint venture brands to achieve or maintain broad market acceptance could cause a reduction of our licensing revenues, diminish the value of and generally affect the operating results of our joint ventures, and could further cause existing licensees not to renew their agreements. Such failure could also cause the devaluation of our trademarks, which are our primary assets and the primary assets of our joint ventures, making it more difficult for us or our joint ventures to renew our current licenses upon their expiration or enter into new or additional licenses for such trademarks. In addition, if such devaluation of our trademarks were to occur, a material impairment in the carrying value of one or more of our trademarks, which had an aggregate carrying value of $41.5 million as of December 31, 2023, could also occur and be charged as an expense to our operating results. Continued market acceptance of our brands, our joint ventures’ brands, and our licensees’ products, as well as market acceptance of any future products bearing any future brands we may acquire, is subject to a high degree of uncertainty and constantly changing consumer tastes, preferences, and purchasing patterns. Creating and maintaining market acceptance of our licensees’ products and creating market acceptance of new products and categories of products bearing our marks may require substantial marketing efforts, which may, from time to time, also include our expenditure of significant additional funds to keep pace with changing consumer demands, which funds may or may not be available on a timely basis, on acceptable terms or at all. Additional marketing efforts and expenditures may not, however, result in either increased market acceptance of, or additional licenses for, our trademarks or increased market acceptance, or sales, of our licensees’ products. Furthermore, we do not actually design or manufacture all of the products bearing our marks, and therefore, have less control over such products’ quality and design than a traditional product manufacturer might have. The failure of our licensees and joint ventures to maintain the quality of their products could harm the reputation and marketability of our brands and our joint ventures’ brands, which would adversely impact our business and the business of our joint ventures.

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

Certain of our licensees sell our branded products through major department, mass merchant, and specialty store chains. Continued consolidation in the retail industry, as well as store closures or retailers ceasing to do business, could negatively impact our business. Consolidation could also reduce the number of our customers and potential customers who can access our branded products. A store group could decide to close stores, decrease the amount of our branded product purchased from our licensees, modify the amount of floor space allocated to apparel in general or to our brands specifically, or focus on promoting private label products or national brand products for which it has exclusive rights rather than promoting our brands. Customers are also concentrating purchases among a narrowing group of vendors. These types of decisions could adversely affect our business.

We expect to achieve growth based upon our plans to expand our business under our existing brands and brands we may develop independently or through collaborations or acquire. If we fail to manage our expected future growth, our business and operating results could be materially harmed.

We expect to achieve growth in our existing brands and brands we may develop independently or through collaborations or acquire through expansion of our licensing activities and social media e-commerce platforms, including ORME. We continue to seek new opportunities and international expansion through interactive television and licensing arrangements, as well as joint ventures and collaborations. The success of our company, however, will remain largely dependent on our ability to build and maintain broad market acceptance of our brands, to contract with and retain key licensees and on our licensees’ ability to accurately predict upcoming fashion and design trends within customer bases and fulfill the product requirements of retail channels within the global marketplace.

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

Also, there can be no assurance that we will be able to achieve and sustain meaningful growth. Our growth may be limited by a number of factors including increased competition among branded products at brick-and-mortar, internet and interactive retailers, decreased airtime on QVC, HSN, and JTV, competition for retail licenses and brand acquisitions, joint ventures and collaborations, and insufficient capitalization for future transactions.

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

If we are unable to identify and successfully acquire additional trademarks or enter into joint ventures or collaborations for brands, our growth may be limited and, even if additional trademarks are acquired or joint ventures and collaborations are formed, we may not realize anticipated benefits due to integration or licensing difficulties.

While we are focused on growing our existing brands, we intend to selectively seek to acquire additional intellectual property, either directly or through the formation of joint ventures or collaborations. However, as our competitors continue to pursue a brand management model, acquisitions, joint ventures, and collaborations may become more expensive and suitable candidates could become more difficult to find. In addition, even if we successfully acquire additional intellectual property or the rights to use additional intellectual property, we may not be able to achieve or maintain profitability levels that justify our investment in, or realize planned benefits with respect to, those additional brands.

Although we will seek to temper our acquisition, joint venture, and collaboration risks by following guidelines relating to purchase price and valuation, projected returns, existing strength of the brand, its diversification benefits to us, its potential licensing scale and creditworthiness of licensee base, acquisitions, joint ventures, and collaborations, whether they be of additional intellectual property assets or of the companies that own them, entail numerous risks, any of which could detrimentally affect our reputation, our results of operations, and/or the value of our common stock. These risks include, among others:

●	unanticipated costs associated with the target acquisition, joint venture, or collaboration, or its integration with our company;
●	our ability to identify or consummate additional quality business opportunities, including potential licenses and new product lines and markets;
●	negative effects on reported results of operations from acquisition related charges and costs, and amortization of acquired intangibles;
●	diversion of management’s attention from other business concerns;
●	the challenges of maintaining focus on, and continuing to execute, core strategies and business plans as our brand and license portfolio grows and becomes more diversified;
●	adverse effects on existing licensing and other relationships;
●	potential difficulties associated with the retention of key employees, and difficulties, delays and unanticipated costs associated with the assimilation of personnel, operations, systems and cultures, which may be retained by us in connection with or as a result of our acquisitions;

●	risks of entering new domestic and international markets (whether it be with respect to new licensed product categories or new licensed product distribution channels) or markets in which we have limited prior experience; and
●	increased concentration in our revenues with one or more customers in the event that the brand has distribution channels in which we currently distribute products under one or more of our brands.

When we acquire intellectual property assets or the companies that own them, or enter into joint ventures or collaborations, our due diligence reviews are subject to inherent uncertainties and may not reveal all potential risks. We may therefore fail to discover or inaccurately assess undisclosed or contingent liabilities, including liabilities for which we may have responsibility as a successor to the seller or the target company. As a successor, we may be responsible for any past or continuing violations of law by the seller or the target company. Although we will generally attempt to seek contractual protections through representations, warranties and indemnities, we cannot be sure that we will obtain such provisions or that such provisions will fully protect us from all unknown, contingent or other liabilities or costs. Finally, claims against us relating to any acquisition may necessitate our seeking claims against the seller for which the seller may not, or may not be able to, indemnify us or that may exceed the scope, duration or amount of the seller’s indemnification obligations.

Acquiring additional intellectual property could also have a significant effect on our financial position and could cause substantial fluctuations in our quarterly and yearly operating results. Acquisitions and joint ventures could result in the recording of significant goodwill and intangible assets on our financial statements, the amortization or impairment of which would reduce our reported earnings in subsequent years. No assurance can be given with respect to the timing, likelihood or financial or business effect of any possible transaction. Moreover, our ability to grow through the acquisition of additional intellectual property, joint ventures and collaborations will also depend on the availability of capital to complete the necessary acquisition arrangements. In the event that we are unable to obtain debt financing on acceptable terms for a particular transaction, we may elect to pursue the transaction through the issuance by us of shares of our common stock (and, in certain cases, convertible securities) as equity consideration, which could dilute our common stock and reduce our earnings per share, and any such dilution could reduce the market price of our common stock unless and until we were able to achieve revenue growth or cost savings and other business economies sufficient to offset the effect of such an issuance. Acquisitions of additional brands may also involve challenges related to integration into our existing operations, merging diverse cultures, and retaining key employees. Any failure to integrate additional brands successfully in the future may adversely impact our reputation and business.

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

Competition in the apparel, fashion and jewelry industries is intense and is dominated by a number of very large brands, many of which have longer operating histories, larger customer bases, more established relationships with a broader set of potential licensees, greater brand recognition, and greater financial, research and development, marketing, distribution, and other resources than we do. These capabilities of our competitors may allow them to better withstand downturns in the economy or apparel, fashion and jewelry industries. Any increased competition, or our failure to adequately address any of these competitive factors which we have seen from time to time, could result in reduced sales, which could adversely affect our business, financial condition, and operating results.

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

Difficulties with foreign sourcing may adversely affect our business.

Our licensees work with several manufacturers overseas, primarily located overseas, including in China and Thailand. A manufacturing contractor’s failure to ship products to our licensees in a timely manner or to meet the required quality standards could cause the licensee to miss the delivery date requirements of its customers for those items or not have seasonal product available for a selling season. The failure to make timely deliveries may cause their customers to cancel orders, refuse to accept deliveries or demand reduced prices, any of which could reduce our licensing royalties, which could have a material adverse effect on us. As a result of the magnitude of our licensees’ foreign sourcing, our business is subject to the following risks:

●	political and economic instability in countries or regions, especially Asia, including heightened terrorism and other security concerns, which could subject imported or exported goods to additional or more frequent inspections, leading to delays win deliveries or impoundment of goods;
●	imposition of regulations, quotas and other trade restrictions relating to imports, including quotas imposed by bilateral textile agreements between the U.S. and foreign countries;
●	currency exchange rates;
●	imposition of increased duties, taxes and other charges on imports;
●	pandemics and disease outbreaks such as COVID-19;
●	labor union strikes at ports through which our products enter the U.S.;
●	labor shortages in countries where contractors and suppliers are located;
●	restrictions on the transfer of funds to or from foreign countries;
●	disease epidemics and health-related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;
●	the migration and development of manufacturing contractors, which could affect where our brands are or are planned to be produced;
●	increases in the costs of fuel, travel and transportation; and
●	violations by foreign contractors of labor and wage standards and resulting adverse publicity.

If these risks limit or prevent our licensees from manufacturing products in any significant international market, prevent us from acquiring products from foreign suppliers, the production and sale of our brands be seriously disrupted until alternative suppliers are found or alternative markets are developed, which could negatively impact our business.

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

The combined voting power of the common stock ownership of our directors and executive officers is approximately 45% of our voting securities as of March 31, 2024. As a result, our management through such stock ownership will exercise significant influence over all matters requiring shareholder approval, including the election of our directors and approval of significant corporate transactions. This concentration of ownership in management may also have the effect of delaying or preventing a change in control of us that may be otherwise viewed as beneficial by stockholders other than management. There is also a risk that our existing management and a limited number of stockholders may have interests which are different from certain stockholders and that they will pursue an agenda which is beneficial to themselves at the expense of other stockholders.

Our failure to meet the continued listing requirements of the Nasdaq Capital Market could result in a delisting of our common stock, which could negatively impact the market price and liquidity of our common stock and our ability to access the capital markets.

On April 16, 2024, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) notifying us that the minimum bid price per share for our common stock fell below $1.00 for a period of 30 consecutive business days. Therefore, the Company did not meet the minimum bid price requirement set forth in the Nasdaq Listing Rules.

The letter also states that pursuant to Nasdaq Listing Rules 5810(c)(3)(A), we will be provided 180 calendar days to regain compliance with the minimum bid price requirement, or until October 14, 2024.

We can regain compliance if, at any time during the Tolling Period or such 180-day period, the closing bid price of our common stock is at least $1.00 for a minimum period of 10 consecutive business days. If by October 14, 2024, we do not regain compliance with the Nasdaq Listing Rules, we may be eligible for additional time to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(ii). We would also need to provide written notice to Nasdaq of our intention to cure the minimum bid price deficiency during the second compliance period by effecting a reverse stock split, if necessary. As part of its review process, the Nasdaq staff will make a determination of whether it believes we will be able to cure this deficiency. Should the Nasdaq staff conclude that we will not be able to cure the deficiency, or should we determine not to submit a transfer application or make the required representation, Nasdaq will provide notice that our shares of common stock will be subject to delisting.

If we do not regain compliance within the allotted compliance period, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our shares of common stock will be subject to delisting from the Nasdaq Capital Market. At such time, we may appeal the delisting determination to a hearings panel.

We intend to monitor our common stock closing bid price between now and October 14, 2024 and will consider available options to resolve the Company’s noncompliance with the minimum bid price requirement, as may be necessary. There can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing criteria.

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

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling stockholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock even if and when our common stock becomes listed on the NASDAQ Capital Market. In addition, the liquidity for our common stock may decrease, with a corresponding decrease in the price of our common stock.

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

Although our common stock is listed on the NASDAQ Capital Market, our common stock has historically been traded at relatively low volumes. As a result, the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small. This situation is attributable to a number of factors, including that we are currently a small company which is still relatively unknown to securities analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot provide any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

The market price of our common stock has declined over the past several years and may be volatile, which could reduce the market price of our common stock.

Currently the publicly traded shares of our common stock are not widely held, and do not have significant trading volume, and, therefore, may experience significant price and volume fluctuations. Although our common stock is quoted on the NASDAQ Capital Market, this does not assure that a meaningful, consistent trading market will develop or that the volatility will decline. This market volatility could reduce the market price of the common stock, regardless of our operating performance. In addition, the trading price of the common stock has been volatile over the past several years and could change significantly over short periods of time in response to actual or anticipated variations in our quarterly operating results, announcements by us, our licensees or our respective competitors, factors affecting our licensees’ markets generally and/or changes in national or regional economic conditions, making it more difficult for shares of the common stock to be sold at a favorable price or at all. The market price of the common stock could also be reduced by general market price declines or market volatility in the future or future declines or volatility in the prices of stocks for companies in the trademark licensing business or companies in the industries in which our licensees compete.

We may issue a substantial number of shares of common stock upon exercise of outstanding warrants and options.

As of December 31, 2023, we had outstanding warrants and options to purchase 6,264,605 shares of our common stock with a weighted average exercise price of $1.96. The holders of warrants and options will likely exercise such securities at a time when the market price of our common stock exceeds the exercise price. Therefore, exercises of warrants and options will result in a decrease in the net tangible book value per share of our common stock and such decrease could be material.

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

As of December 31, 2023, we had an aggregate of 3,103,941 shares of common stock available for grants under our 2021 Equity Incentive Plan (the "2021 Plan") to our directors, executive officers, employees, and consultants. Issuances of common stock pursuant to the exercise of stock options or other stock grants or awards which may be granted under our 2021 Plan will dilute your interest in us.

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

A pandemic or outbreak of disease or similar public health threat, such as the COVID-19 pandemic, or fear of such an event, could have a material adverse impact on our business, operating results, and financial condition. The COVID-19 pandemic caused a disruption to our business, beginning in March 2020.

The impacts of the ongoing COVID-19 pandemic (including actions taken by national, state, and local governments in response to COVID-19) negatively impacted the U.S. and global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. The initial onset of the pandemic in 2020 resulted in a sudden decrease in sales for many of the Company’s products, from which we have yet to fully recover. The global pandemic affected the financial health of certain of our customers, and the bankruptcy of certain other customers; as a result, we may be required to make additional adjustments for doubtful accounts which would increase our operating expenses in future periods and negatively impact our operating results.

Supply chain disruptions have adversely affected, and could continue to adversely affect, our licensees’ ability to import our products in a timely manner.

The effects of the COVID-19 pandemic on the shipping industry negatively impacted our and our licensees’ ability to import our branded products in a manner that allows for timely delivery to customers. Congestion at ports of loading and ports of entry caused significant delays in deliveries and changes to the itineraries of steamship carriers. Use of alternate routes or delivery methods would require additional trucking for our licensees and their customers. Truck driver shortages, shortages of truck equipment and the inability of ports to provide reliable pick up times, also negatively impacted our and our licensees’ ability to timely receive goods in the past. If our licensees are unable to mitigate supply chain disruptions, their ability to meet customer expectations, manage inventory and complete sales could be materially adversely affected.

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

If our licensees are unable to secure container space on a vessel for our branded product due to limited availability, they may experience delays in shipping product from overseas suppliers and ultimately to their customers. Furthermore, even if they are able to secure space, ports around the world are experiencing congestion from time to time, slowing transit times of product through ports of entry which negatively affects their ability to timely receive and deliver product to their retail partners and customers.

If our licensees are unable to mitigate these supply chain disruptions, their ability to meet customer expectations, manage inventory and complete sales could be materially adversely affected, which could adversely affect our results of operations.

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

Our intangible assets including our trademarks had a net carrying value of $41.5 million as of December 31, 2023 and represent a substantial portion of our assets. Under accounting principles generally accepted in the United States of America (“GAAP”), finite-lived intangible assets are amortized over their estimated useful lives, and reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Non-renewal of license agreements or other factors affecting our market segments or brands could result in significantly reduced revenue for a brand, which could result in a devaluation of the affected trademark. If such devaluations of our trademarks were to occur, a material impairment in the carrying value of one or more of our trademarks could also occur and be charged as a non-cash expense to our operating results, which could be material. Any write-down of intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results.

Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or by a change in allocation of state and local jurisdictions, or interpretations thereof. The Company currently files U.S. federal tax returns and various state tax returns. Tax years that remain open for assessment for federal and state purposes include the years ended December 31, 2020 through December 31, 2023. We regularly assess the likelihood of recovering the amount of deferred tax assets recorded on the balance sheet and the likelihood of adverse outcomes resulting from examinations by various taxing authorities in order to determine the adequacy of our provision for income taxes. Although under the 2017 Tax Cuts and Jobs Act Federal tax rates are lower, certain expenses will be either reduced or eliminated, causing the Company to have increased taxable income, which may have an adverse effect on our future income tax obligations. We cannot guarantee that the outcomes of these evaluations and continuous examinations will not harm our reported operating results and financial condition.

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

System security risk issues as well as other major system failures could disrupt our internal operations or information technology services, and any such disruption could negatively impact our revenues, increase our expenses, and harm our reputation.

Consumers are increasingly concerned over the security of personal information transmitted over the internet, consumer identity theft, and user privacy, and any compromise of customer information could subject us to customer or government litigation and harm our reputation, which could adversely affect our business and growth. Moreover, we could incur significant expenses or disruptions of our operations in connection with system failures or breaches. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of our systems. The costs to us to eliminate or alleviate security problems, viruses, and bugs, or any problems associated with our newly transitioned systems or outsourced services could be significant, and the efforts to address these problems could result in interruptions, delays or cessation of service that may impede our sales, distribution or other critical functions. In addition to taking the necessary precautions ourselves, we require that third-party service providers implement reasonable security measures to protect our customers’ identity and privacy as well as credit card information. We do not, however, control these third-party service providers and cannot guarantee that no electronic or physical computer break-ins and security breaches will occur in the future. We could also incur significant costs in complying with the multitude of state, federal, and foreign laws regarding the use and unauthorized disclosure of personal information, to the extent they are applicable. In the case of a disaster affecting our information technology systems, we may experience delays in recovery of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support our operations, and other breakdowns in normal communication and operating procedures that could materially and adversely affect our financial condition and results of operations.

We rely significantly on information technology systems and any failure, inadequacy, interruption, or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively and have a material adverse effect on our business, reputation, financial condition, and results of operations.

We rely significantly on our information technology systems to effectively manage and maintain our operations, and internal reports. Any failure, inadequacy, or interruption of that infrastructure or security lapse (whether intentional or inadvertent) of that technology, including cybersecurity incidents or attacks, could harm our ability to operate our business effectively. Our investment in ORME also leverages certain artificial intelligence (AI) technologies, which ORME’s technology partner licenses from several third parties including but not limited to Amazon and ChatGPT, and which technologies are nascent and rapidly evolving.

In addition, our technology systems, including our cloud technologies, continue to increase in multitude and complexity, making them potentially vulnerable to breakdown, cyberattack, and other disruptions. Potential problems and interruptions associated with the implementation of new or upgraded technology systems or with maintenance or adequate support of existing systems could disrupt or reduce the efficiency of our operations and expose us to greater risk of security breaches. Cybersecurity incidents resulting in the failure of our enterprise resource planning system, production management, or other systems to operate effectively or to integrate with other systems, or a breach in security or other unauthorized access or unavailability of these systems or those of any third parties on whom we depend, have occurred in the past and may affect our ability in the future to manage and maintain our operations, internal reports, and result in reduced efficiency of our operations.

As part of our business, we collect, store, and transmit large amounts of confidential information, proprietary data, intellectual property, and personal data. The information and data processed and stored in our technology systems, and those of our licensees, joint ventures, and other third parties on whom we depend to operate our business, may be vulnerable to loss, damage, denial-of-service, unauthorized access, or misappropriation. Data security incidents may be the result of unauthorized or unintended activity (or lack of activity) by our employees, contractors, or others with authorized access to our network or malware, hacking, business email compromise, phishing, ransomware, or other cyberattacks directed by third parties. While we have implemented measures to protect our information and data stored in our technology systems and those of the third parties that we rely on, our efforts may not be successful. In addition, employee error, malfeasance, or other errors in the storage, use, or transmission of any such information could result in a disclosure to third parties outside of our network. As a result, we could incur significant expenses addressing problems created by any such inadvertent disclosure or any security breaches of our network.

We have experienced and may continue to experience cybersecurity incidents, including an unsuccessful ransomware attack in February 2024, although to our knowledge we have not experienced any material incident or interruption to date. If such a significant event were to occur, it could result in a material disruption of our business and commercial operations, including due to a loss, corruption, or unauthorized disclosure of our trade secrets, personal data, or other proprietary or sensitive information. Further, these cybersecurity incidents can lead to the public disclosure of personal information (including sensitive personal information) of our employees, customers, and others and result in demands for ransom or other forms of blackmail. Such attacks, including phishing attacks and attempts to misappropriate or compromise confidential or proprietary information or sabotage enterprise information technology systems, are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives (including industrial espionage) and expertise, including by organized criminal groups, “hacktivists,” nation states, and others. Moreover, the costs to us to investigate and mitigate cybersecurity incidents could be significant. Any security breach that results in the unauthorized access, use, or disclosure of personal data may require us to notify individuals, governmental authorities, credit reporting agencies, or other parties pursuant to privacy and security laws and regulations or other obligations. Such a security compromise could harm our reputation, erode confidence in our information security measures, and lead to regulatory scrutiny. To the extent that any disruption or security breach resulted in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential, proprietary, or personal information, we could be exposed to a risk of loss, enforcement measures, penalties, fines, indemnification claims, litigation and potential civil or criminal liability, which could materially adversely affect our business, financial condition and results of operations.

Not all our contracts contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

Further, the SEC has adopted new rules that require us to provide greater disclosures around proactive security protections that we employ and reactive issues (e.g., security incidents). Any such disclosures, including those under state data breach notification laws, can be costly, and the disclosures we make to comply with, or the failure to comply with, such requirements could lead to adverse consequences.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our Annual Report on Form 10-K our assessment of the effectiveness of our internal control over financial reporting. We have dedicated a significant amount of time and resources to comply with this legislation for the years ended December 31, 2023 and 2022, and will continue to do so for future fiscal periods. However, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2023 due to the material weakness. We cannot be certain that our internal controls will become effective or that future material changes to our internal control over financial reporting will be effective. If we cannot adequately obtain and maintain the effectiveness of our internal control over financial reporting, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our common stock. Moreover, if we discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C.Cybersecurity

In the ordinary course of business, we receive, process, use, and store digitally large amounts of data, including customer data as well as confidential, sensitive, proprietary, and personal information. Maintaining the integrity and availability of our information technology systems and this information, as well as appropriate limitations on access and confidentiality of such information, is important to us and our business operations. To this end, we have implemented a program designed to assess, identify, and manage risks from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing in them.

The program is managed by our executive management team, and includes mechanisms, controls, technologies, systems, policies, and other processes designed to prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the systems and data residing in them. We consult with and rely upon outside advisors and experts to assist us with assessing, identifying, and managing cybersecurity risks.

We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework. Our Board of Directors has oversight for the most significant risks facing us and for our processes to identify, prioritize, assess, manage, and mitigate those risks. The Board of Directors receives periodic updates on cybersecurity and information technology matters and related risk exposures from management.

Item 2.      Properties

We currently lease and maintain our corporate offices and operations facility located at 550 Seventh Avenue, 11th floor, New York, New York. We entered into a lease agreement effective February 29, 2024 for such offices of approximately 12,000 square feet of office space. This lease commenced in April 2024 and shall expire seven years from the commencement date, in 2031.

We also currently lease approximately 29,600 square feet of office space at 1333 Broadway, 10th floor, New York, New York; this location represented our former corporate offices and operations facility and shall expire on October 30, 2027. We have subleased this office space to a third-party subtenant through October 30, 2027.

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

Item 4.       Mine Safety Disclosures

None.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NASDAQ Capital Market, under the trading symbol “XELB.”

Holders

As of December 31, 2023, the number of our stockholders of record was 556 (excluding beneficial owners and any shares held in street name or by nominees).

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
●	With respect to incentive stock options granted to an eligible employee owning stock possessing more than 10% of the total combined voting power of all classes of our stock or the stock of a parent or subsidiary of our Company immediately before the grant (each, a “10% Stockholder”), such incentive stock option shall not be exercisable more than 5 years from the date of grant.
●	The exercise price of a stock option will not be less than the fair market value of the shares underlying the option on the date the option is granted, provided, however, that the exercise price of a stock option granted to a 10% Stockholder may not be less than 110% of such fair market value.
●	Restricted stock awards give the recipient the right to receive a specified number of shares of common stock, subject to such terms, conditions and restrictions as the Board or the Committee, as the case may be, deems appropriate. Restrictions may include limitations on the right to transfer the stock until the expiration of a specified period of time and forfeiture of the stock upon the occurrence of certain events such as the termination of employment prior to expiration of a specified period of time.
●	Restricted stock unit awards will be settled in cash or shares of common stock, in an amount based on the fair market value of our common stock on the settlement date. The RSUs will be subject to forfeiture and restrictions on transferability as set forth in the 2021 Plan and the applicable award agreement and as may be otherwise determined by the Board or the Committee. There were no RSUs outstanding as of December 31, 2023.
●	Certain Awards made under the Plan may be granted so that they qualify as “performance-based compensation” (as this term is used in Internal Revenue Code Section 162(m) and the regulations thereunder) and are exempt from the deduction limitation imposed by Code Section 162(m) (these Awards are referred to as “Performance-Based Awards”). Under Internal Revenue Code Section 162(m), our tax deduction may be limited to the extent total compensation paid to the chief executive officer, or any of the four most highly compensated executive officers (other than the chief executive officer) exceeds $1 million in any one tax year. In accordance with the 2017 Tax Cuts and Jobs Act, the tax deductibility for each of these executives will be limited to $1,000,000 of compensation annually, including any performance-based compensation. Among other criteria, Awards only qualify as performance-based awards if at the time of grant the compensation committee is comprised solely of two or more “outside directors” (as this term is used in Internal Revenue Code Section 162(m) and the regulations thereunder). In addition, we must obtain stockholder approval of material terms of performance goals for such “performance-based compensation.”
●	All stock options and certain stock awards, performance awards, and stock units granted under the Plan, and the compensation attributable to such Awards, are intended to (i) qualify as performance-based awards or (ii) be otherwise exempt from the deduction limitation imposed by Internal Revenue Code Section 162(m).
●	Cash awards may be issued under the 2021 Plan either alone or in addition to or in tandem with other Awards granted under the 2021 Plan or other payments made to a participant not under the 2021 Plan. The Board or Committee shall determine the eligible persons to whom, and the time or times at which, cash awards will be made, the amount that is subject to the cash award, the circumstances and conditions under which such amount shall be paid, in whole or in part, the time of payment, and all other terms and conditions of the Awards. Each cash award shall be confirmed by, and shall be subject to the terms of, an agreement executed
●	No Awards may be granted on or after the tenth anniversary of the effective date of the 2021 Plan.

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

The following table sets forth information as of December 31, 2023 regarding compensation plans under which our equity securities are authorized for issuance:

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation Plans (1)	5,264,605	$2.05	3,103,941

(1)   Pursuant to our 2011 and 2021 Equity Incentive Plans.

Recent Sales of Unregistered Securities

There were no sales of unregistered or registered securities during the years ended December 31, 2023 and 2022.

Purchases of equity securities by the issuer and affiliated purchasers

We did not repurchase any shares of common stock during the fourth fiscal quarter ended December 31, 2023.

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our consolidated financial statements and the notes thereto, included in Item 8 of this Annual Report on Form 10-K. This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity and cash flows for the years ended December 31, 2023 and 2022. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning factors that are beyond our control.

Overview

Xcel Brands is a media and consumer products company engaged in the design, licensing, marketing, live streaming, and social commerce sales of branded apparel, footwear, accessories, fine jewelry, home goods and other consumer products, and the acquisition of dynamic consumer lifestyle brands.

Xcel was founded in 2011 with a vision to reimagine shopping, entertainment, and social media as social commerce. Currently, Xcel’s brand portfolio consists of the LOGO by Lori Goldstein Brand, the Halston Brand, the Ripka Brand, the C Wonder Brand, the Longaberger Brand, the CB Brand, the Isaac Mizrahi Brand, and other proprietary brands, including:

●	the Lori Goldstein Brand, Halston Brand, Ripka Brand, and C Wonder Brand, which are wholly owned by the Company;
●	the Longaberger Brand, which we manage through our 50% ownership interest in Longaberger Licensing, LLC, and the CB Brand, which is a co-owned brand between Xcel and Christie Brinkley; and
●	the Isaac Mizrahi Brand, which we wholly owned and managed through May 31, 2022. On May 31, 2022, we sold a majority interest in the brand to a third party, but retained a 30% noncontrolling interest in the brand and continue to contribute to the operations of the brand through a service agreement.

We also own a 30% interest in ORME Live Inc. (“ORME”), a short-form video and social commerce marketplace that launched in the first quarter of 2024.

Xcel continues to pioneer a true omni-channel and social commerce sales strategy which includes the promotion and sale of products under its brands through interactive television, digital live-stream shopping, social commerce, traditional brick-and-mortar retailers, and e-commerce channels, to be everywhere its customers shop. Our brands have generated over $5 billion in retail sales via live streaming in interactive television and digital channels alone, and our brands collectively reach over 5 million social media followers through Facebook, Instagram, and TikTok. All of the followers may not be unique followers, as many followers may follow multiple brands and follow our brands on multiple platforms.

Our objective is to build a diversified portfolio of lifestyle consumer products brands through organic growth and the strategic acquisition of new brands. To grow our brands, we are focused on the following primary strategies:

●	distribution and/or licensing our brands for sale through interactive television (e.g., QVC, HSN, The Shopping Channel, JTV, etc.);
●	licensing of our brands to retailers that sell to the end consumer;
●	direct-to-consumer distribution of our brands through e-commerce and live streaming;
●	licensing our brands to manufacturers and retailers for promotion and distribution through e-commerce, social commerce, and traditional brick-and-mortar retail channels; and
●	acquiring additional consumer brands and integrating them into our operating platform, and leveraging our operating infrastructure and distribution relationships.

We believe that Xcel offers a unique value proposition to our retail and direct-to-consumer customers and our licensees for the following reasons:

●	our management team, including our officers’ and directors’ experience in, and relationships within the industry;

●	our deep knowledge, expertise, and proprietary technology in live streaming and social commerce;
●	our design, sales, marketing, and technology platform that enables us to design trend-right product; and
●	our significant media and digital presence.

Business Model and Operations Restructuring

In the first quarter of 2023, we began to restructure and transition our business operations from a more capital-intensive wholesale/licensing hybrid model to a capital-light “licensing plus” model, by entering into new licensing agreements with best-in-class business partners. We entered into a new interactive television licensing agreement with America’s Collectibles Network, Inc. d/b/a JTV (“JTV”) for the Ripka Brand, and a separate license with JTV for the Ripka Brand’s e-commerce business. For apparel, similar transactions were executed. In conjunction with the launch of the C Wonder Brand on HSN, we licensed the wholesale production operations related to that brand to One Jeanswear Group, LLC (“OJG”); this new license with OJG also includes other new celebrity brands that we plan to launch in 2024 and beyond.

In the second quarter of 2023, we entered into a new master license agreement with G-III Apparel Group, an industry-leading wholesale apparel company, for the Halston Brand, covering men’s, women’s, and children’s apparel and accessories, and other product categories, for distribution through department stores, e-commerce, and other retailers. This master license for the Halston Brand provides for an upfront cash payment and royalties to the Company, including certain guaranteed minimum royalties, includes significant annual minimum net sales requirements, and has a twenty-five-year term (consisting of an initial five-year period, followed by a twenty-year period), subject to the licensee’s right to terminate with at least 120 days’ notice prior to the end of each five-year period during the term.

The transition of these operating businesses was substantially completed by the end of the second quarter of 2023.

In the third quarter of 2023, we entered into various settlements and incurred approximately $1 million of expenses to restructure certain contractual arrangements related to our former wholesale operations.

In the fourth quarter of 2023, we entered into a new term loan agreement, which provided us with approximately $5 million of additional liquidity. Additionally, Longaberger Licensing, LLC outsourced the operations of the Longaberger Brand through a license agreement with a third party to operate and manage the Longaberger e-commerce website  ’s e-commerce business to a third party.

Overall, we believe that this evolution of our operating model will provide significant cost savings and allow us to reduce and better manage our exposure to operating risks. As of December 31, 2023, the Company has reduced payroll costs by approximately $6 million and operating expenses (excluding non-recurring charges related to the restructuring) by approximately $9 million, on an annualized basis when compared to the corresponding periods in the prior year.

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

Revenue Recognition

Licensing

In connection with our “licensing plus” business model, we follow Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606-10-55-65, by which we recognize licensing revenue at the later of when (1) the subsequent sale or usage occurs or (2) the performance obligation to which some or all of the sales- or usage-based royalty has been allocated is satisfied (in whole or in part). More specifically, we separately identify:

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

Wholesale Sales

Prior to the restructuring of our business model and operations in 2023, we generated a portion of our revenue through sale of branded jewelry and apparel to both domestic and international customers who, in turn, sold the products to their consumers. We recognized revenue from such transactions within net sales in the accompanying consolidated statements of operations when performance obligations identified under the terms of contracts with our customers were satisfied, which occurred upon the transfer of control of the merchandise in accordance with the contractual terms and conditions of the sale. Shipping to customers was accounted for as a fulfillment activity and was recorded within other selling, general and administrative expenses.

Direct-to-Consumer Sales

Our revenue associated with our e-commerce jewelry operations and the Longaberger brand (prior to the restructuring of our business model and operations in 2023) was recognized within net sales in the accompanying consolidated statements of operations at the point in time when product is shipped to the customer. Shipping to customers was accounted for as a fulfillment activity and was recorded within other selling, general and administrative expenses.

Trademarks and Other Intangible Assets

Our finite-lived intangible assets (primarily trademarks, along with other intangible assets) are amortized over their estimated useful lives, which are estimated based principally on our expected use and strategic plans for each asset, our own historical experience with similar assets, and our expectations related to demand, competition, and other economic factors.

Our finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. To test our finite-lived intangible assets for impairment, we group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flows analysis or appraisals.

There were no impairment charges recorded for our intangible assets for the years ended December 31, 2023 and 2022.

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

With respect to any uncertainties in income taxes recognized in our financial statements, tax positions are initially recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that has a probability of fifty percent or greater of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2020 through December 31, 2023.

Equity Method Investments

We account for our investments in entities over which we have the ability to exercise significant influence, but do not control, under the equity method of accounting, and we recognize our proportionate share of income or losses from the entity within other operating costs and expenses (income) in the consolidated statement of operations.

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

Recently Adopted Accounting Pronouncements

We adopted the provisions of Accounting Standards Update (“ASU”) No. 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (as amended by ASU No. 2018-19 in November 2018, ASU No. 2019-05 in May 2019, ASU No. 2019-10 and 2019-11 in November 2019, ASU No. 2020-02 in February 2020, and ASU No. 2022-02 in March 2022) effective January 1, 2023. This ASU requires entities to estimate lifetime expected credit losses for financial instruments, including trade and other receivables, which generally results in earlier recognition of credit losses. The adoption of this new guidance did not have a significant impact on our results of operations, cash flows, or financial condition.

Summary of Operating Results

The consolidated financial statements and related notes included elsewhere in this Form 10-K are as of or for the years ended December 31, 2023 (the “Current Year”), and December 31, 2022 (the “Prior Year”).

Revenues

Current Year net revenue decreased $8.0 million to $17.8 million from $25.8 million for the Prior Year.

Net licensing revenue decreased by approximately $5.5 million in the Current Year to approximately $9.2 million, compared with approximately $14.7 million in the Prior Year. This decrease in licensing revenue was primarily attributable to the May 31, 2022 sale of a majority interest in the Isaac Mizrahi brand through the sale of a 70% interest in IM Topco, LLC to WHP, partially offset by increased licensing revenue generated by the C Wonder brand through interactive television.

Net sales decreased by approximately $2.5 million in the Current Year to approximately $8.6 million, compared with approximately $11.1 million in the Prior Year. This decrease in net sales was primarily attributable to the exit from our wholesale apparel and fine jewelry sales operations in the Current Year as part of the restructuring and transformation of our business operating model.

Cost of Goods Sold and Gross Profit

Current Year cost of goods sold was $6.9 million, compared with $8.0 million for the Prior Year.

Gross profit margin from net product sales (net sales less cost of goods sold, divided by net sales) decreased from approximately 28% in the Prior Year to approximately 20% in the Current Year. This decrease in gross profit margin percentage was the result of selling our remaining jewelry inventory at an agreed-upon price which was less than historical margins and the sale of our remaining apparel inventory at discounted prices.

Gross profit (net revenue less cost of goods sold) decreased approximately $7.0 million to $10.8 million from $17.8 million in the Prior Year, primarily driven by the aforementioned decrease in net licensing revenue.

Direct Operating Costs and Expenses

Direct operating costs and expenses decreased approximately $9.8 million from $33.1 million in the Prior Year to $23.3 million in the Current Year. This decrease was primarily attributable to lower salaries, benefits and employment costs, driven by the combination of (i) the May 31, 2022 sale of a majority interest in the Isaac Mizrahi brand and the transfer of the employees associated with the Isaac Mizrahi brand to the IM Topco, LLC business venture, and (ii) reductions in staffing levels and other costs during 2023 related to the restructuring and transformation of our business operating model. These decreases were partially offset by $0.8 million in costs related to the restructuring of certain contractual arrangements in connection with the shift and evolution in the Company’s business operations, and also by a $0.1 million impairment charge related to certain capitalized software assets.

Other Operating Costs and Expenses (Income)

Depreciation and amortization expense was approximately $7.0 million and $7.3 million in the Current Year and Prior Year, respectively.

In the Prior Year, we recognized a gain on the sale of a majority interest in the Isaac Mizrahi brand of approximately $20.6 million, which was comprised of $46.2 million of cash proceeds plus the recognition of the fair value of our retained interest in the brand of $19.8 million, less $0.9 million of fees and expenses directly related to the transaction and the derecognition of the brand trademarks previously recorded on our balance sheet of $44.5 million.

We account for our interest in the ongoing operations of IM Topco, LLC using the equity method of accounting. We recognized an equity method loss related to our investment of $2.1 million and $1.2 million for the Current Year and Prior Year, respectively, based on the distribution provisions set forth in the related business venture agreement.

Also during the Current Year, we recognized a gain of $0.36 million related to the sale of a limited partner ownership interest in an unconsolidated affiliate, which was entered into in 2016, and recognized a gain of $0.44 million related to a lease termination settlement with the landlord of our former retail store location.

In the Prior Year, we recognized a $0.9 million gain on the reduction of contingent obligations. In connection with our 2019 purchase of the Halston Heritage trademarks, we agreed to pay the seller additional consideration if certain royalty targets were met from 2019 through December 31, 2022. This potential earn-out was initially recorded as a liability of $0.9 million, based on the difference at the date of acquisition between the fair value of the acquired assets of the Halston Heritage trademarks and the total consideration paid. The final royalty target year ended on December 31, 2022, and the seller ultimately did not earn any additional consideration based on the formula set forth in the related asset purchase agreement.

Interest and Finance Expense

Interest and finance expense for the Current Year was $0.4 million, compared with $3.5 million for the Prior Year.

In the Prior Year, we incurred $1.2 million of interest expense related to term loan debt, reflecting an effective interest rate of approximately 9.8% on an average principal balance of $28.7 million from January 1, 2022 through May 31, 2022. We repaid all of such term loan debt on May 31, 2022 and recognized a loss on early extinguishment of debt of $2.3 million in the Prior Year.

In contrast, during the Current Year we did not have any outstanding debt for most of the year. In October 2023, we entered into a new term loan agreement for a borrowing of $5.0 million at a floating interest rate, incurring total interest expense of only $0.4 million during the Current Year.

Income Tax Provision (Benefit)

The effective income tax rate for the Current Year was approximately -6%, resulting in a $1.2 million income tax provision. During the Current Year, the federal statutory rate differed from the effective tax rate primarily due to the recording of a valuation allowance against the benefit that would have otherwise been recognized, as it was considered not more likely than not that the net operating losses generated during each period will be utilized in future periods.

The effective income tax rate for the Prior Year was approximately 10%, resulting in a $0.4 million income tax benefit. During the Prior Year, the effective tax rate was primarily attributable to the impacts of stock-based compensation, which decreased the effective rate by approximately 6%, and federal tax true-ups, which decreased the effective tax rate by approximately 5%. The effective tax rate was also impacted by recurring permanent differences; the largest such recurring permanent differences were state and local tax provisions, which increased the effective rate in 2022 by approximately 6%, and disallowed excess compensation, which decreased the effective rate in 2022 by approximately 5%.

Net Loss

We had a net loss of approximately $21.1 million for the Current Year, compared with a net loss of approximately $4.0 million for the Prior Year, as a result of the factors discussed above.

Non-GAAP Net Income, Non-GAAP Diluted EPS, and Adjusted EBITDA

We had a non-GAAP net loss of $12.2 million or $(0.62) per share (“non-GAAP diluted EPS”) based on 19,711,637 weighted average shares outstanding for the Current Year, compared with a non-GAAP net loss of $15.0 million or $(0.77) per share based on 19,624,669 weighted average shares outstanding for the Prior Year. Non-GAAP net income is a non-GAAP unaudited term, which we define as net income (loss) attributable to Xcel Brands, Inc. stockholders, exclusive of asset impairments, amortization of trademarks, our proportional share of trademark amortization of equity method investees, stock-based compensation and cost of licensee warrants, loss on extinguishment of debt, certain adjustments to the provision for doubtful accounts related to the bankruptcy of and economic impact on certain retail customers, gains on sales of assets and investments, gain on lease termination, gain on reduction of contingent obligation, and income taxes. Non-GAAP net income and non-GAAP diluted EPS measures do not include the tax effect of the aforementioned adjusting items, due to the nature of these items and the Company’s tax strategy.

We had Adjusted EBITDA of approximately $(5.7) million for the Current Year, compared with Adjusted EBITDA of approximately $(12.5) million for the Prior Year. Adjusted EBITDA is a non-GAAP unaudited measure, which we define as net income (loss) attributable to Xcel Brands, Inc. stockholders before asset impairments, depreciation and amortization, our proportional share of trademark amortization of equity method investees, interest and finance expenses (including loss on extinguishment of debt, if any), income taxes, other state and local franchise taxes, stock-based compensation and cost of licensee warrants, certain adjustments to the provision for doubtful accounts related to the bankruptcy of and economic impact on certain retail customers, gains on sales of assets and investments, gain on lease termination, gain on reduction of contingent obligation, and costs associated with restructuring of operations. Costs associated with restructuring of operations include the current year operating losses generated by certain of our businesses that have been restructured or discontinued (i.e., wholesale apparel and fine jewelry), as well as non-cash charges associated with the restructuring of certain contractual arrangements.

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

The following table is a reconciliation of net loss attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net loss:

	Year Ended December 31,
($ in thousands)	2023	2022
Net loss attributable to Xcel Brands, Inc. stockholders	$(21,052)	$(4,018)
Asset impairments	100	274
Amortization of trademarks	6,085	6,079
Proportional share of trademark amortization of equity method investee	2,060	1,202
Stock-based compensation and cost of licensee warrants	242	620
Loss on early extinguishment of debt	—	2,324
Certain adjustments to provision for doubtful accounts	—	413
Gains on sales of assets and investments	(359)	(20,586)
Gain on lease termination	(445)	—
Gain on reduction of contingent obligation	—	(900)
Income tax provision (benefit)	1,212	(431)
Non-GAAP net loss	$(12,157)	$(15,023)

The following table is a reconciliation of diluted loss per share to non-GAAP diluted EPS:

	Year Ended December 31,
	2023	2022
Diluted net loss attributable to Xcel Brands, Inc. stockholders	$(1.07)	$(0.20)
Asset impairments	0.01	0.01
Amortization of trademarks	0.31	0.31
Proportional share of trademark amortization of equity method investee	0.10	0.06
Stock-based compensation and cost of licensee warrants	0.01	0.03
Loss on early extinguishment of debt	—	0.12
Certain adjustments to provision for doubtful accounts	—	0.02
Gains on sales of assets and investments	(0.02)	(1.05)
Gain on lease termination	(0.02)	—
Gain on reduction of contingent obligation	—	(0.05)
Income tax provision (benefit)	0.06	(0.02)
Non-GAAP diluted EPS	$(0.62)	$(0.77)
Diluted weighted average shares outstanding	19,711,637	19,624,669

The following table is a reconciliation of net loss attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Year Ended December 31,
($ in thousands)	2023	2022
Net loss attributable to Xcel Brands, Inc. stockholders	$(21,052)	$(4,018)
Asset impairments	100	274
Depreciation and amortization	6,954	7,263
Proportional share of trademark amortization of equity method investee	2,060	1,202
Interest and finance expense	381	3,527
Income tax provision (benefit)	1,212	(431)
State and local franchise taxes	76	102
Stock-based compensation and cost of licensee warrants	242	620
Certain adjustments to provision for doubtful accounts	—	413
Gains on sales of assets and investments	(359)	(20,586)
Gain on lease termination	(445)	—
Gain on reduction of contingent obligation	—	(900)
Costs associated with restructuring of operations	5,106	—
Adjusted EBITDA	$(5,725)	$(12,534)

Liquidity and Capital Resources

General

As of December 31, 2023 and 2022, our cash and cash equivalents were $3.0 million and $4.6 million, respectively.

Our principal capital requirements have been to fund working capital needs, acquire new brands, and to a lesser extent, capital expenditures. Notwithstanding certain investments made in 2020 and 2021, our current “licensing plus” operating model is a working capital light business model, and generally does not require material capital expenditures. As of December 31, 2023, we have no significant commitments for future capital expenditures. Material cash requirements from known contractual and other obligations are discussed under “Obligations and Commitments” below.

Working Capital

Our working capital (current assets less current liabilities, excluding the current portion of lease obligations and any contingent liabilities payable in common stock) was $2.1 million and $8.8 million as of December 31, 2023 and 2022, respectively. Commentary on components of our cash flows for the Current Year compared with the Prior Year is set forth below.

Liquidity and Management’s Plans

We incurred net losses of approximately $21.1 million and $5.4 million during the years ended December 31, 2023 and 2022, respectively (which included non-cash expenses of approximately $9.0 million and $8.2 million, respectively), and had an accumulated deficit of approximately $53.8 million and $32.8 million as of December 31, 2023 and 2022, respectively. Net cash used in operating activities was $6.5 million in 2023 and $14.2 million in 2022. These factors raise uncertainties about the Company’s ability to continue as a going concern.

During the year ended December 31, 2023, management implemented a plan to mitigate an expected shortfall of capital and to support future operations by shifting its business from a wholesale/licensing hybrid model into a “licensing plus” model. In the first quarter of 2023, the Company began to restructure its business operations by entering into new licensing agreements and joint venture arrangements with best-in-class business partners. The Company entered into a new interactive television licensing agreement with America’s Collectibles Network, Inc. d/b/a Jewelry Television (“JTV”) for the Ripka Brand, and a separate license with JTV for the Ripka Brand’s e-commerce business. For apparel, similar transactions were executed. In conjunction with the launch of the C Wonder Brand on HSN, the Company licensed the wholesale operations related to the brand to One Jeanswear Group, LLC (“OJG”); this new license with OJG also includes certain other new celebrity brands that the Company plans to develop and launch in 2024 and beyond. In the second quarter of 2023, the Company entered into a new master license agreement for the Halston Brand, covering men’s, women’s, and children’s apparel, fashion accessories, and other product categories, with an industry-leading wholesale apparel company for distribution through department stores, e-commerce, and other retailers.

These restructuring initiatives were substantially completed as of June 30, 2023.

Management believes that this evolution of the Company’s operating model will provide the Company with significant cost savings and allow the Company to reduce and better manage its exposure to operating risks. As of December 31, 2023, the Company has reduced payroll costs by approximately $6 million and operating expenses (excluding non-recurring charges related to the restructuring) by approximately $9 million, on an annualized basis when compared to the corresponding periods in the prior year.

Further, in October 2023, the Company entered into a new term loan agreement in the amount of $5 million. Subsequent to year end, in January 2024, the Company entered into a sublease of its offices at 1333 Broadway in New York, NY, and in March 2024, the Company issued new shares of common stock for net proceeds of approximately $2 million.

Based on these recent events and changes, management expects that existing cash and future operating cash flows will be adequate to meet the Company’s operating needs, term debt service obligations, and capital expenditure needs, for at least the twelve months subsequent to the filing date of this Annual Report on Form 10-K; therefore, such conditions and uncertainties with respect to the Company’s ability to continue as a going concern as of December 31, 2023, have been alleviated.

Operating Activities

Net cash used in operating activities was approximately $6.5 million and $14.2 million in the Current Year and Prior Year, respectively.

The Current Year’s cash used in operating activities was primarily attributable to the combination of the net loss of $(22.2) million, partially offset by non-cash items of approximately $10.5 million and a net change in operating assets and liabilities of approximately $5.2 million. Non-cash items were primarily comprised of, but not limited to, $7.0 million of depreciation and amortization, the $2.1 million undistributed proportional share of net loss of equity method investee, $1.1 million of deferred taxes, and $0.8 million of bad debt expense, partially offset by a $(0.4) million gain on the sale of a financial asset and a $(0.4) million gain on the settlement of a lease liability. The net change in operating assets and liabilities was primarily comprised of (i) an increase in deferred revenue of approximately $4.4 million, which was mainly attributable to the upfront payment received for the Halston Master License agreement entered into during the Current Year, (ii) a decrease in inventory of approximately $2.4 million, driven by the sale of all of our C Wonder apparel inventory to HSN and the sale of all of our Judith Ripka fine jewelry inventory to JTV, as part of the restructuring and transformation of our business operating model. Partially offsetting these net changes in operating assets and liabilities were decreases in various operating liabilities of approximately $(2.9) million.

The Prior Year’s cash used in operating activities was primarily attributable to the combination of the net loss of $(5.4) million plus non-cash items of approximately $(10.2) million, partially offset by a net change in operating assets and liabilities of approximately $1.4 million. Non-cash items were primarily comprised of, but not limited to, the net gain on sale of assets of $(20.6) million, $7.3 million of depreciation and amortization, a $2.3 million loss on extinguishment of debt, and the $1.2 million undistributed proportional share of net income of equity method investee. The net change in operating assets and liabilities notably included a decrease in accounts receivable of $2.1 million, a decrease in inventory of $0.5 million, a decrease in prepaid expenses and other assets of $0.6 million, and decreases in various operating liabilities of $(1.4) million. The decrease in accounts receivable was primarily related to the Prior Year sale of a majority interest in the Isaac Mizrahi brand, resulting in lower licensing revenues and thus lower receivable balances. The decreases in inventory and other operating assets and liabilities were primarily reflective of the declines in our wholesale business due to retailers pausing or canceling orders during the Prior Year.

Investing Activities

Net cash provided by investing activities for the Current Year was approximately $0.2 million, primarily driven by $0.5 million of proceeds received from the sale of a limited partner ownership interest in an unconsolidated affiliate, partially offset by approximately $0.2 million capital contributions made to a new equity method investee.

Net cash provided by investing activities for the Prior Year was approximately $44.5 million, and was attributable to $45.4 million of net proceeds from the sale of a majority interest in the Isaac Mizrahi brand to WHP, partially offset by $0.6 million of capital contributions to our equity method investee IM Topco and approximately $0.3 million of capital expenditures.

Financing Activities

Net cash provided by financing activities for the Current Year was approximately $4.7 million, which primarily consisted of $5.0 million of proceeds from borrowings incurred under new term loan debt, partially offset by the payment of $0.3 million of debt issuance costs.

Net cash used in financing activities for the Prior Year was approximately $31.0 million, which mainly consisted of $29.0 million of repayments of our term loan debt, and, to a lesser extent, $1.5 million of prepayment and other fees associated with the early extinguishment of debt, as well as $0.4 million of shares repurchased related to withholding taxes on vested restricted stock.

Equity Transactions – Public Offering and Private Placement

On March 19, 2024, the Company closed on a public offering of 3,284,421 shares of common stock at an offering price of $0.65 per share and a private placement of 294,642 shares of common stock at an offering price of $0.98 per share. In connection with the public offering, Robert W. D’Loren, Chairman and Chief Executive Officer of the Company; an affiliate of Mark DiSanto, a director of the Company; and Seth Burroughs, Executive Vice President of Business Development and Treasury of the Company, purchased 146,250, 146,250, and 32,500 shares of common stock, respectively. Robert W. D’Loren, an affiliate of Mark DiSanto, and Seth Burroughs also purchased 132,589, 132,589, and 29,464 shares of common stock, respectively, in the private placement.  The aggregate net proceeds from the equity transactions were approximately $2.0 million.

Obligations and Commitments

Term Loan Debt

On October 19, 2023, H Halston IP, LLC (the “Borrower”), a wholly owned subsidiary of Xcel Brands, Inc., entered into a term loan agreement (the “Loan Agreement”) with Israel Discount Bank of New York (“IDB”). Pursuant to the Loan Agreement, IDB made a term loan in the aggregate amount of $5.0 million. The proceeds of this term loan were used to pay fees, costs, and expenses incurred in connection with entering into the Loan Agreement of approximately $0.1 million (including a commitment fee paid to IDB in the amount of $50,000 and legal fees paid to counsel of IDB in the amount of $82,000), and may be used for working capital purposes.

In connection with the Loan Agreement, the Borrower and H Licensing, LLC (“H Licensing”), another wholly owned subsidiary of Xcel, entered into a security agreement in favor of IDB, and Xcel entered into a membership interest pledge agreement in favor of IDB. Pursuant to the security agreement, the Borrower and H Licensing granted IDB a security interest in substantially all of their respective assets, other than the trademarks owned by the Borrower and H Licensing, to secure the Borrower’s obligations under the Loan Agreement.  Pursuant to the membership interest pledge agreement, Xcel granted IDB a security interest in its membership interests in H Licensing to secure the Borrower’s obligations under the Loan Agreement.

The term loan matures on October 19, 2028. Principal on the term loan is payable in quarterly installments of $250,000 on each of January 2, April 1, July 1, and October 1 of each year, commencing on April 1, 2024. The Borrower has the right to prepay all or any portion of the term loan at any time without penalty.

Interest on the term loan accrues at Term SOFR (defined in the Loan Agreement as the forward-looking term rate based on secured overnight financing rate as administered by the Federal Reserve Bank of New York for an interest period equal to one month on the day that is two U.S. Government Securities Business Days prior to the first day of each calendar month) plus 4.25% per annum. Interest on the term loan is payable on the first day of each calendar month.

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

Contingent Obligation – Lori Goldstein Earn-Out

In connection with the April 1, 2021 purchase of the Lori Goldstein trademarks, we agreed to pay the seller additional cash consideration of up to $12.5 million, based on royalties earned during the six calendar year period commencing in 2021. The Lori Goldstein Earn-Out of was initially recorded as a liability of $6.6 million, based on the difference between the fair value of the acquired assets of the Lori Goldstein brand and the total consideration paid.

As of December 31, 2022, based on the performance of the Lori Goldstein brand to date, approximately $0.2 million of additional consideration was earned by the seller, and thus $0.2 million of the balance was recorded as a current liability and $6.4 million was recorded as a long-term liability. The $0.2 million of additional consideration was paid to the seller during 2023.

Based on the performance of the Lori Goldstein through December 31, 2023, approximately 1.0 million of incremental additional consideration was earned by the seller, which will be paid out in 2024. Accordingly, as of December 31, 2023, $1.0 million of the remaining balance was recorded as a current liability and approximately $5.4 million was recorded as a long-term liability.

Contingent Obligation – Isaac Mizrahi Transaction

In connection with the May 31, 2022 transaction related to the sale of a majority interest in the Isaac Mizrahi brand, we agreed with WHP (the buyer) that, in the event that IM Topco, LLC receives less than $13.3 million in aggregate royalties for any four consecutive calendar quarters over a three-year period ending on May 31, 2025, WHP would be entitled to receive from us up to $16 million, less all amounts of net cash flow distributed to WHP on an accumulated basis, as an adjustment to the purchase price previously paid by WHP. Such amount would be payable by us in either cash or equity interests in IM Topco, LLC held by us.

In November 2023, this agreement was amended such that the purchase price adjustment provision was waived until the measurement period ending March 31, 2024. No amount has been recorded in the Company’s consolidated balance sheets related to this contingent obligation.

Subsequently, in April 2024, the Company, WHP, and IM Topco, LLC entered into an amendment of this agreement, such that the purchase price adjustment provision within the membership purchase agreement was waived until the measurement period ending September 30, 2025. Additionally, the parties agreed that if IM Topco, LLC royalties are less than $13.5 million for the twelve-month period ending March 31, 2025 or less than $18.0 million for the year ending December 31, 2025, Xcel shall transfer equity interests in IM Topco, LLC to WHP, such that Xcel’s ownership interest in IM Topco,

LLC would decrease from 30% to 17.5%, and WHP’s ownership interest in IM Topco, LLC would increase from 70% to 82.5%

Contingent Obligation – Halston Heritage Earn-Out

In connection with the February 11, 2019 purchase of the Halston Heritage trademarks, we agreed to pay the seller additional consideration of up to an aggregate of $6.0 million, based on royalties earned from 2019 through December 31, 2022. The final royalty target year ended on December 31, 2022, and the seller ultimately did not earn any additional consideration based on the formula set forth in the related asset purchase agreement. As such, during the year ended December 31, 2022, we recorded a $0.9 million gain on the reduction of contingent obligations in the accompanying consolidated statement of operations. As of December 31, 2022, there were no amounts remaining under the Halston Heritage Earn-Out.

Real Estate Leases

As described in Item 2 of this Annual Report on Form 10-K, as of December 31, 2023 we had a lease for approximately 29,600 square feet of office space at 1333 Broadway, 10th floor, New York, New York. Future payments under this lease are expected to be approximately $1.6 million for each of the years ending December 31, 2024 – 2026, and $1.3 million for the year ending December 31, 2027.

Subsequent to December 31, 2023, we entered into a new lease of office space at 550 Seventh Avenue, 11th floor, New York, New York, and a sublease of our office space at 1333 Broadway. These leasing transactions are further described in Item 8, Note 12 of this Annual Report on Form 10-K.

Employment Contracts

We have entered into contracts with certain executives and key employees. The future minimum payments under these contracts is expected to be approximately $17.7 million, of which, approximately $4.3 million is expected to be paid in 2024, approximately $2.1 million is expected to be paid for each of the years ending December 31, 2025 – 2030, and approximately $0.5 million is expected to be paid in 2031.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations or liquidity.

Other Factors

We continue to seek to expand and diversify the types of licensed products being produced under our brands. We plan to continue to diversify the distribution channels within which licensed products are sold, in an effort to reduce dependence on any particular retailer, consumer, or market sector within each of our brands. The Lori Goldstein brand, Halston brand, C Wonder brand, and TowerHill by Christie Brinkley brand have a core business in fashion apparel and accessories. The Ripka brand is a fine jewelry business, and the Longaberger brand focuses on home good products, which we believe helps diversify our industry focus while at the same time complements our business operations and relationships.

While the 2022 sale of a majority interest in the Isaac Mizrahi brand has resulted in a decrease in our revenues, as that brand represented a significant portion of our historical revenues, we are taking actions to replace those revenues in the long-term with new strategic business initiatives, as we concentrate our resources on growing our brands, launching new brands, and entering into new business partnerships. We continue to seek new opportunities, including expansion through interactive television, live streaming, and additional domestic and international licensing arrangements, and acquiring and collaborating with additional brands, launching the C Wonder by Christian Siriano business on HSN, and the planned May 2024 launch of the TowerHill by Christie Brinkley brand.

During 2023, we restructured our business operations by shifting our business from a wholesale/licensing hybrid model into a “licensing plus” business model. These efforts included entering into new structured contractual arrangements with best-in-class business partners in order to more efficiently operate our wholesale and e-commerce businesses and reduce and better manage our exposure to operating risks. These restructuring initiatives, on a go-forward basis, are expected to provide us with approximately $15 million of cost savings on an annualized basis compared to our previous operating model.

However, we continue to face a number of headwinds in the current macroeconomic environment. Poor economic and market conditions, including inflation, rising consumer debt levels, and a potential recession, may negatively impact market sentiment, decreasing the demand for apparel, footwear, accessories, fine jewelry, home goods, and other consumer products, which would adversely affect our operating income and results of operations. If we are unable to take effective measures in a timely manner to mitigate the impact of inflation and/or a potential recession, our business, financial condition, and results of operations could be adversely affected.

Our long-term success, however, will still remain largely dependent on our ability to build and maintain our brands’ awareness and continue to attract wholesale and direct-to-consumer customers, and contract with and retain key licensees and business partners, as well as our and our licensees’ ability to accurately predict upcoming fashion and design trends within their respective customer bases and fulfill the product requirements of the particular retail channels within the global marketplace. Unanticipated changes in consumer fashion preferences and purchasing patterns, slowdowns in the U.S. economy, changes in the prices of supplies, consolidation of retail establishments, and other factors noted in the section captioned “Risk Factors” could adversely affect our licensees’ ability to meet and/or exceed their contractual commitments to us and thereby adversely affect our future operating results.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.      Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Xcel Brands, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Xcel Brands, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Liquidity and Management’s Plans

Critical Audit Matter Description

As described further in Note 1 to the financial statements, the Company has incurred recurring losses from operations, has used net cash in operating activities, and has an accumulated deficit. The ability of the Company to continue as a going concern is dependent on executing its business plans and meeting its obligations as they come due within the next twelve months from the filing date of this Annual Report on Form 10-K. Accordingly, the Company has determined that these factors raise uncertainty as to the Company’s ability to continue as a going concern. However, management has implemented plans which are expected to mitigate these conditions or events, and therefore, has concluded that such conditions or events have been alleviated.

How the Critical Audit Matter was Addressed in the Audit

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s available capital and the risk of bias in management’s judgments and assumptions in their determination. Our audit procedures related to considering whether the results of our audit procedures, when considered in the aggregate, indicate that there could be uncertainty about the Company’s ability to continue as a going concern for a reasonable period of time, obtaining information about management’s plans that are intended to mitigate the effect of such conditions or events, and assessing the likelihood that such plans can be effectively implemented, included the following, among others:

●	We reviewed the Company’s assessment and conclusions regarding their ability to generate cashflows for at least twelve months from the filing date of this Annual Report on Form 10-K.
●	We inquired of Company management and reviewed Company records to assess whether there are additional factors that contribute to the uncertainties disclosed.
●	We assessed whether the Company’s determination that there are factors that raise such uncertainties about its ability to continue as a going concern, were adequately disclosed in the financial statements.
●	We reviewed and evaluated management's plans for alleviating such conditions and uncertainties and considered whether it is likely that these conditions and uncertainties would be mitigated for a reasonable period and that such plans can be effectively implemented.
●	We performed testing procedures such as reviewing; prospective financial information for the twelve-month period beginning with the filing date of this Annual Report on Form 10-K, actual operating performance for periods after December 31, 2023, other events and transactions occurring after December 31, 2023, implemented reductions in operating expenses, plans for further reductions to support expected cashflows, and implemented changes in the business.
●	We performed sensitivity analysis of management's forecasts and key assumptions used in developing their prospective financial information.

Finite-Lived Trademarks and Other Intangible Assets

Critical Audit Matter Description

As described further in Note 4 to the financial statements, the carrying amount of finite-lived trademarks and other intangible assets was $41.5 million as of December 31, 2023. Under the applicable accounting guidance, these assets shall be tested for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Management has concluded that these assets are not impaired as of December 31, 2023.

How the Critical Audit Matter was Addressed in the Audit

We determined the Company’s ability to assess if their finite-lived trademarks and other intangible assets are impaired is a critical audit matter due to the estimation and uncertainty regarding the Company’s ability to generate sufficient undiscounted cash flows, to be in excess of the carrying amounts of these assets.

The Company evaluates its finite-lived trademarks and other intangible assets for impairment when events are triggered by economic conditions.  These events require the Company to compare the carrying values to the undiscounted cash flows from the operation and eventual disposition of these assets over their estimated useful lives (“undiscounted cash flows”).

If the carrying value of any of these assets is considered to be impaired, as described above, the amount of the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value.

Auditing the Company’s finite-lived trademarks and other intangible assets for impairment is complex and subjective due to the significant estimation required to determine the forecasted undiscounted cash flows used in the Company’s evaluation. Specifically, the forecasted undiscounted cash flows are sensitive to significant assumptions such as revenue growth rates, including the terminal growth rates, margins, and expenses over the estimated useful lives of these assets, all of which are affected by expected future market or economic conditions, and other factors.

The primary procedures we performed to address this critical audit matter included the following, among others:

●	We evaluated management’s assessment of events and changes in circumstances, which required a more detailed evaluation of undiscounted cash flows.
●	We obtained management’s forecasts of undiscounted cash flows, and assumptions utilized in developing such forecasts.
●	We evaluated management’s forecasts and key assumptions utilized to arrive at undiscounted cash flows.
●	We performed sensitivity analysis of management’s forecasts and key assumptions used to arrive at undiscounted cash flows.
●	We compared undiscounted cash flows to the carrying amounts of the respective assets and determined in all cases that undiscounted cash flows exceeded the carrying amounts.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY

April 18, 2024

Xcel Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$2,998	$4,608
Accounts receivable, net	3,454	5,110
Inventory	453	2,845
Prepaid expenses and other current assets	398	1,457
Total current assets	7,303	14,020
Non-current Assets:
Property and equipment, net	634	1,418
Operating lease right-of-use assets	4,453	5,420
Trademarks and other intangibles, net	41,520	47,665
Equity method investment in IM Topco, LLC	17,585	19,195
Deferred tax assets, net	—	1,107
Other assets	165	110
Total non-current assets	64,357	74,915

Total Assets	$71,660	$88,935

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$2,127	$3,870
Deferred revenue	889	88
Accrued income taxes payable	372	568
Accrued payroll	109	416
Current portion of operating lease obligations	1,258	1,376
Current portion of long-term debt	750	—
Current portion of contingent obligation	964	243
Total current liabilities	6,469	6,561
Long-Term Liabilities:
Long-term portion of operating lease obligations	4,021	5,839
Deferred revenue	3,556	—
Long-term debt, net, less current portion	3,971	—
Long-term portion of contingent obligation	5,432	6,396
Other long-term liabilities	40	—
Total long-term liabilities	17,020	12,235
Total Liabilities	23,489	18,796

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, and 19,795,053 and 19,624,860 shares issued and outstanding at December 31, 2023 and 2022, respectively	20	20
Paid-in capital	103,861	103,592
Accumulated deficit	(53,849)	(32,797)
Total Xcel Brands, Inc. stockholders' equity	50,032	70,815
Noncontrolling interest	(1,861)	(676)
Total Stockholders' Equity	48,171	70,139

Total Liabilities and Stockholders' Equity	$71,660	$88,935

See accompanying Notes to Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Year Ended
	December 31,
	2023	2022
Revenue
Net licensing revenue	$9,156	$14,737
Net sales	8,599	11,044
Net revenue	17,755	25,781
Cost of goods sold	6,918	7,980
Gross profit	10,837	17,801

Direct operating costs and expenses
Salaries, benefits and employment taxes	9,910	16,802
Other selling, general and administrative expenses	13,361	16,280
Total direct operating costs and expenses	23,271	33,082

Other operating costs and expenses (income)
Depreciation and amortization	6,954	7,263
Gain on sale of majority interest in Isaac Mizrahi brand	—	(20,586)
Loss from equity method investment	2,060	1,202
Gain on sale of limited partner ownership interest	(359)	—
Gain on settlement of lease liability	(445)	—
Gain on reduction of contingent obligation	—	(900)

Operating loss	(20,644)	(2,260)

Interest and finance expense
Interest expense	113	1,187
Other interest and finance charges, net	268	16
Loss on early extinguishment of debt	—	2,324
Total interest and finance expense	381	3,527

Loss before income taxes	(21,025)	(5,787)

Income tax provision (benefit)	1,212	(431)

Net loss	(22,237)	(5,356)
Net loss attributable to noncontrolling interest	(1,185)	(1,338)
Net loss attributable to Xcel Brands, Inc. stockholders	$(21,052)	$(4,018)

Loss per common share attributable to Xcel Brands, Inc. stockholders:
Basic and diluted net loss per share	$(1.07)	$(0.20)
Weighted average number of common shares outstanding:
Basic and diluted weighted average common shares outstanding	19,711,637	19,624,669

See accompanying Notes to Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Xcel Brands, Inc. Stockholders
	Common Stock		Paid-in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance as of January 1, 2022	19,571,119	20	103,039	(28,779)	662	74,942

Compensation expense related to stock options and restricted stock	—	—	534	—	—	534

Shares issued to executive in connection with stock grants for bonus payments	178,727	—	281	—	—	281

Shares repurchased from executive in exchange for withholding taxes	(53,882)	—	(85)	—	—	(85)

Shares issued to directors in connection with restricted stock grants	50,000	—	—	—	—	—

Shares issued to consultants in connection with stock grants	20,064	—	33	—	—	33

Shares issued to consultant in connection with sale transaction (see Note 3 and Note 7)	65,275	—	97	—	—	97

Shares issued to key employee in connection with stock grant	33,557	—	50	—	—	50

Shares repurchased from key employee in exchange for withholding taxes related to vesting of restricted shares	(240,000)	—	(357)	—	—	(357)

Net loss for the year ended December 31, 2022	—	—	—	(4,018)	(1,338)	(5,356)

Balance as of December 31, 2022	19,624,860	20	103,592	(32,797)	(676)	70,139

Compensation expense related to stock options and restricted stock	—	—	161	—	—	161

Contra-revenue related to warrants granted to licensee	—	—	26	—	—	26

Shares issued to directors in connection with restricted stock grants	40,000	—	—	—	—	—

Forfeitures of restricted stock grants	(5,000)	—	—	—	—	—

Shares issued to consultant in connection with stock grants	66,668	—	45	—	—	45

Shares issued to employee in connection with stock grant	7,300	—	10	—	—	10

Shares issued on exercises of stock options, net of shares surrendered for cashless exercises	61,225	—	27	—	—	27

Net loss for the year ended December 31, 2023	—	—	—	(21,052)	(1,185)	(22,237)

Balance as of December 31, 2023	19,795,053	$20	$103,861	$(53,849)	$(1,861)	$48,171

See accompanying Notes to Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(22,237)	$(5,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	6,954	7,263
Asset impairment charges	100	274
Amortization of deferred finance costs included in interest expense	22	156
Stock-based compensation and cost of licensee warrants	242	620
Provision for credit losses	787	413
Undistributed proportional share of net loss of equity method investee	2,060	1,202
Loss on early extinguishment of debt	—	2,324
Deferred income tax provision (benefit)	1,107	(965)
Gain on sale of majority interest in Isaac Mizrahi brand	—	(20,586)
Gain on sale of limited partner ownership interest	(359)	—
Gain on settlement of lease liability	(445)	—
Gain on reduction of contingent obligation	—	(900)
Changes in operating assets and liabilities:
Accounts receivable	869	2,117
Inventory	2,391	530
Prepaid expenses and other current and non-current assets	1,034	566
Deferred revenue	4,356	54
Accounts payable, accrued expenses, accrued payroll, accrued income taxes payable, and other current liabilities	(2,936)	(1,426)
Lease-related assets and liabilities	(525)	(244)
Other liabilities	35	(224)
Net cash used in operating activities	(6,545)	(14,182)

Cash flows from investing activities
Net proceeds from sale of majority interest in Isaac Mizrahi brand	—	45,386
Capital contribution to equity method investees	(150)	(600)
Net proceeds from sale of assets	459	—
Purchase of property and equipment	(100)	(265)
Net cash provided by investing activities	209	44,521

Cash flows from financing activities
Proceeds from exercise of stock options	27	—
Shares repurchased including vested restricted stock in exchange for withholding taxes	—	(442)
Proceeds from long-term debt	5,000	—
Payment of deferred finance costs	(301)	—
Payment of long-term debt	—	(29,000)
Payment of prepayment, breakage and other fees associated with early extinguishment of long-term debt	—	(1,511)
Net cash provided by (used in) financing activities	4,726	(30,953)

Net decrease in cash and cash equivalents	(1,610)	(614)

Cash and cash equivalents at beginning of year	4,608	5,222

Cash and cash equivalents at end of year	$2,998	$4,608

Supplemental disclosure of non-cash activities:
Liability for equity-based bonuses and other equity-based payments	$—	$(283)

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$56	$1,032
Cash paid during the period for income taxes	$99	$—

See accompanying Notes to Consolidated Financial Statements.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

1.   Nature of Operations, Background, and Basis of Presentation

Xcel Brands, Inc. (“Xcel” and, together with its subsidiaries, the “Company”) is a media and consumer products company engaged in the design, licensing, marketing, live streaming, and social commerce sales of branded apparel, footwear, accessories, fine jewelry, home goods and other consumer products, and the acquisition of dynamic consumer lifestyle brands.

Currently, the Company’s brand portfolio consists of the LOGO by Lori Goldstein brand (the “Lori Goldstein Brand”), the Halston brands (the “Halston Brand”), the Judith Ripka brands (the "Ripka Brand"), the C Wonder brands (the “C Wonder Brand”), the Longaberger brand (the “Longaberger Brand”), the Isaac Mizrahi brands (the “Isaac Mizrahi Brand”), the TowerHill by Christie Brinkley brand (the “CB Brand”), and other proprietary brands.

●	The Lori Goldstein Brand, Halston Brand, Ripka Brand, and C Wonder Brand are wholly owned by the Company.
●	The Company manages the Longaberger Brand through its 50% ownership interest in Longaberger Licensing, LLC; the Company consolidates Longaberger Licensing, LLC and recognizes noncontrolling interest for the remaining ownership interest held by a third party (see Note 3 for additional details).
●	The Company wholly owned and managed the Isaac Mizrahi Brand through May 31, 2022. On May 31, 2022, the Company sold to a third party a majority interest in a newly-created subsidiary that was formed to hold the Isaac Mizrahi Brand trademarks, but retained a noncontrolling interest in the brand through a 30% ownership interest in IM Topco, LLC and continues to participate in the operations of the business; the Company accounts for its interest in IM Topco, LLC using the equity method of accounting (see Note 3 for additional details).
●	The CB Brand is a new co-branded collaboration between Xcel and Christie Brinkley, announced in 2023 and planned to launch in 2024.

The Company also owns a 30% interest in ORME Live, Inc. (“ORME”), a short-form video and social commerce marketplace that is planned to launch in 2024.

The Company primarily generates revenue through the licensing of its brands through contractual arrangements with manufacturers and retailers. The Company, through its licensees, distributes through an omni-channel and social commerce sales strategy, which includes the promotion and sale of products under its brands through interactive television, digital live-stream shopping, social commerce, traditional brick-and-mortar retailers, and e-commerce channels, to be everywhere its customers shop.

Prior to 2023, and for a portion of 2023, the Company also engaged in certain wholesale and direct-to-consumer sales of products under its brands. The Company’s wholesale and direct-to-consumer operations are presented as "Net sales" and "Cost of goods sold" in the Consolidated Statements of Operations, separately from the Company’s licensing revenues.

Liquidity and Management’s Plans

The Company incurred a net loss attributable to Company stockholders of approximately $21.1 million and $4.0 million during the years ended December 31, 2023 and 2022, respectively (which included non-cash expenses of approximately $9.0 million and $8.2 million, respectively), and had an accumulated deficit of approximately $53.8 million and $32.8 million as of December 31, 2023 and 2022, respectively. Net cash used in operating activities was $6.5 million in 2023 and $14.2 million in 2022. The Company had working capital (current assets less current liabilities, excluding the current portion of lease obligations) of approximately $2.1 million and $8.8 million as of December 31, 2023 and 2022, respectively. The Company’s cash and cash equivalents were approximately $3.0 million and $4.6 million as of December

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

31, 2023 and 2022, respectively. The aforementioned factors raise uncertainties about the Company’s ability to continue as a going concern.

During the year ended December 31, 2023, management implemented a plan to mitigate an expected shortfall of capital and to support future operations by shifting its business from a wholesale/licensing hybrid model into a “licensing plus” model. In the first quarter of 2023, the Company began to restructure its business operations by entering into new licensing agreements and joint venture arrangements with best-in-class business partners. The Company entered into a new interactive television licensing agreement with America’s Collectibles Network, Inc. d/b/a Jewelry Television (“JTV”) for the Ripka Brand, and a separate license with JTV for the Ripka Brand’s e-commerce business. For apparel, similar transactions were executed. In conjunction with the launch of the C Wonder Brand on HSN, the Company licensed the wholesale operations related to the brand to One Jeanswear Group, LLC (“OJG”); this new license with OJG also includes certain other new celebrity brands that the Company plans to develop and launch in 2024 and beyond. In the second quarter of 2023, the Company entered into a new master license agreement for the Halston Brand, covering men’s, women’s, and children’s apparel, fashion accessories, and other product categories, with an industry-leading wholesale apparel company for distribution through department stores, e-commerce, and other retailers (see Note 5 for details).

These restructuring initiatives were substantially completed as of June 30, 2023.

Management believes that this evolution of the Company’s operating model will provide the Company with significant cost savings and allow the Company to reduce and better manage its exposure to operating risks. As of December 31, 2023, the Company has reduced payroll costs by approximately $6 million and operating expenses (excluding non-recurring charges related to the restructuring) by approximately $9 million, on an annualized basis when compared to the corresponding periods in the prior year.

Further, in October 2023, the Company entered into a new term loan agreement in the amount of $5 million (see Note 6 for details). Subsequent to year end, in January 2024, the Company entered into a sublease of its offices at 1333 Broadway in New York, NY (see Note 12 for details), and in March 2024, the Company issued new shares of common stock for net proceeds of approximately $2 million (see Note 12 for details).

Based on these recent events and changes, management expects that existing cash and future operating cash flows will be adequate to meet the Company’s operating needs, term debt service obligations, and capital expenditure needs, for at least the twelve months subsequent to the filing date of this Annual Report on Form 10-K; therefore, such conditions and uncertainties with respect to the Company’s ability to continue as a going concern as of December 31, 2023, have been alleviated.

2.   Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Xcel, its wholly owned subsidiaries, and entities in which Xcel has a controlling financial interest as of and for the years ended December 31, 2023 (the "Current Year") and 2022 (the "Prior Year"). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with the accounting rules under Regulation S-X, as promulgated by the Securities and Exchange Commission (“SEC”). All significant intercompany accounts and transactions have been eliminated in consolidation, and net earnings have been adjusted by the portion of operating results of consolidated entities attributable to noncontrolling interests.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Investments in Unconsolidated Affiliates

The Company holds a noncontrolling equity interest in IM Topco, LLC, which was entered into during the Prior Year, and a noncontrolling equity interest in ORME Live, Inc., which was entered into during the Current Year. These investments are accounted for in accordance with ASC Topic 323, “Investments – Equity Method and Joint Ventures,” as the Company has the ability to exercise significant influence over their operating and financial policies of these affiliates, but does not control the affiliates.

The Company recognizes its share of the ongoing operating results of these affiliates within other operating costs and expenses (income) in the accompanying consolidated statements of operations. The Company’s investments in unconsolidated affiliates are reviewed for impairment whenever there are indicators that their carrying value may not be recoverable; if a decrease in value of the investment has occurred and such decrease is determined to be other than temporary in nature, the Company shall record an impairment charge to reduce the carrying amount of the investment to its fair value.

See Note 3 for additional information related to the Company’s investments in unconsolidated affiliates.

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

●Allowances for credit losses;
●Useful lives of trademarks;
●Assumptions used in the valuation of intangible assets, including cash flow estimates for initial determinations of fair value and/or impairment analysis; and
●Stock-based compensation.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

Accounts Receivable

Accounts receivable are reported net of an allowance for credit losses. As of December 31, 2023 and 2022, the Company had $3.5 million and $5.1 million, respectively, of accounts receivable, net of allowances of $0.8 million and $0, respectively.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

A rollforward of the allowance for credit losses for the Current Year is as follows:

($ in thousands)
Balance at December 31, 2022	$—
Credit loss expense	787
Write-offs	—
Recoveries	—
Balance at December 31, 2023	$787

The Company recognized credit loss expense of $0.4 million in the Prior Year, which was related to the bankruptcy of several retail customers due to the 2020 – 2023 coronavirus disease pandemic. The Company wrote-off approximately $1.5 million of such customers’ outstanding receivable balances in the Prior Year.

Additionally, on October 17, 2023, the Company and one of the licensees managed under the Halston Master License (see Note 5) entered into an amendment of their respective licensing agreement. Under this amendment, the payment terms of the $0.76 million outstanding balance due to the Company were changed such that this receivable (and collection thereof) became contractually contingent upon the licensee’s future performance. The licensee is also required to pay interest to the Company on a monthly basis until the outstanding balance is paid in full. The Company recorded a non-cash charge of $0.76 million within other selling, general and administrative expenses in the Current Year related to the restructuring of this licensing arrangement, in order to write-down the previously-recorded receivable to zero, which is not included in the credit loss expense and allowance for credit losses amounts set forth above.

There is no earned revenue that has been accrued but not billed as of December 31, 2023 and 2022.

As of December 31, 2023 and 2022, approximately $0.04 million and $1.7 million, respectively, of the Company's outstanding receivables were assigned to a third-party agent pursuant to a services agreement entered into during the Prior Year, under which the Company assigned, for purposes of collection only, the right to collect certain specified receivables on the Company's behalf and solely for the Company's benefit. Under such agreement, the Company retains ownership of such assigned receivables, and receives payment from the agent (less certain fees charged by the agent) upon the agent's collection of the receivables from customers. During both the Current Year and Prior Year, the Company paid less than $0.1 million in fees to the agent under the aforementioned services agreement.

Inventory

All of the Company’s inventory consists of finished goods. As of December 31, 2022, inventory was composed of jewelry, wholesale apparel, and home goods. During the Current Year, as a result of the restructuring of its business operating model, the Company sold all of its wholesale apparel inventory and substantially all of its remaining fine jewelry inventory to its new business partners and licensees. Thus, as of December 31, 2023, inventory was primarily composed of home goods and related items for the Longaberger Brand.

Inventory is recorded at the lower of cost or net realizable value, with cost determined on a weighted average basis. The Company periodically reviews the composition of its inventories in order to identify obsolete, slow-moving, or otherwise non-saleable items. If non-saleable items are observed and there are no alternate uses for the inventories, the Company

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

will record a write-down to net realizable value in the period that the decline in value is first recognized. Write-downs for inventory shrinkage, representing the risk of physical loss of inventory, are estimated based on historical experience and are adjusted based upon physical inventory counts.

Property and Equipment

Furniture, equipment, and software are stated at cost less accumulated depreciation and amortization, and are depreciated using the straight-line method over their estimated useful lives, generally three (3) to seven (7) years. Depreciation expense for the years ended December 31, 2023 and 2022 was approximately $0.8 million and $1.1 million, respectively.

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

The Company’s long-lived property and equipment assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. To perform such impairment testing, the Company groups assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluates the asset group against the sum of undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on a discounted cash flows analysis or appraisals. The inputs utilized in the impairment analysis are classified as Level 3 inputs within the fair value hierarchy as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurement.”

The Company recognized impairment charges of $0.3 million in the Prior Year related to store fixtures purchased for an apparel program with one of the Company’s retail partners.

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

The Company’s finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. To perform such impairment testing, the Company groups assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluates the asset group against the sum of undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value, based on a discounted cash flows analysis or appraisals. The inputs utilized in the finite-lived intangible assets impairment analysis are classified as Level 3 inputs within the fair value hierarchy as defined in ASC Topic 820. No impairment charges were recorded related to intangible assets for the Current Year or Prior Year.

See Note 4 for additional information related to the Company’s trademarks and other intangible assets.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Deferred Finance Costs

The Company incurred costs (primarily professional fees and lender underwriting fees) in connection with borrowings under term loans. These costs have been deferred on the consolidated balance sheet as a reduction to the carrying value of the associated borrowings, and are being amortized as interest expense over the term of the related borrowings using the effective interest method.

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

The Company recorded contingent obligations in connection with the purchase of the Halston Heritage trademarks in 2019 and the purchase of the LOGO by Lori Goldstein trademarks in 2021, but no amount has been recorded for the contingent obligation related to the sale of a majority interest in the Isaac Mizrahi Brand in 2022.

See Note 9 for additional information related to the Company’s contingent obligations.

Revenue Recognition

The Company applies the guidance in ASC Topic 606, “Revenue from Contracts with Customers” to recognize revenue.

Licensing

The Company recognizes revenue continuously over time as it satisfies its continuous obligation of granting access to its licensed intellectual properties, which are deemed symbolic intellectual properties under the applicable revenue accounting guidance. Payments are typically due after sales have occurred and have been reported by the licensees or, where applicable, in accordance with minimum guaranteed payment provisions. The timing of performance obligations is typically consistent with the timing of payments, though there may be differences if contracts provide for advances or significant escalations of contractually guaranteed minimum payments. With the exception of the Halston Master License agreement described in Note 5, there were no such differences that would have a material impact on the Company’s consolidated balance sheets at December 31, 2023 and 2022. In accordance with ASC 606-10-55-65, the Company recognizes net licensing revenue at the later of when (1) the subsequent sale or usage occurs or (2) the performance obligation to which some or all of the sales- or usage-based royalty has been allocated is satisfied (in whole or in part). More specifically, the Company separately identifies:

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

The Company’s unconditional right to receive consideration based on the terms and conditions of licensing contracts is presented as accounts receivable on the accompanying consolidated balance sheets. The Company does not typically perform by transferring goods or services to customers before the customer pays consideration or before payment is due, thus the amounts of contract assets as defined by ASC 606-10-45-3 related to licensing contracts were not material as of December 31, 2023 and 2022. The Company typically does not receive consideration in advance of performance and, consequently, amounts of contract liabilities as defined by ASC 606-10-45-2 related to licensing contracts were not material as of December 31, 2022; however, as of December 31, 2023, the Company has recognized approximately $4.4 million of deferred revenue contract liabilities on its consolidated balance sheet related to the Halston Master License agreement (see Note 5).

The Company does not disclose the amount attributable to unsatisfied or partially satisfied performance obligations for variable revenue contracts (identified under “View A” above) in accordance with the optional exemption allowed under ASC 606. The Company did not have any revenue recognized in the reporting period from performance obligations satisfied, or partially satisfied, in previous periods. Remaining minimum guaranteed payments for active contracts as of December 31, 2023 are expected to be recognized ratably in accordance with View C over the remaining term of each contract based on the passage of time and through December 2028, subject to renewal or extension upon termination.

Wholesale Sales

Prior to the restructuring of the Company’s business model and operations in the Current Year, the Company generated a portion of its revenue through the design, sourcing, and sale of branded jewelry and apparel to both domestic and international customers who, in turn, sold the products to the consumer. The Company recognized such revenue within net sales in the accompanying consolidated statements of operations when performance obligations identified under the terms of contracts with its customers were satisfied, which occurred upon the transfer of control of the merchandise in accordance with the contractual terms and conditions of the sale. Shipping to customers was accounted for as a fulfillment activity and was recorded within other selling, general and administrative expenses.

Direct-to-Consumer Sales

The Company’s revenue associated with its e-commerce jewelry operations and the Longaberger Brand (prior to the restructuring of the Company’s business model and operations in the Current Year) was recognized within net sales in the accompanying consolidated statements of operations at the point in time when product is shipped to the customer. Shipping to customers was accounted for as a fulfillment activity and was recorded within other selling, general and administrative expenses.

Advertising Costs

All costs associated with production for the Company’s advertising, marketing, and promotion are expensed during the periods when the activities take place. All other advertising costs, such as print and online media, are expensed when the advertisement occurs. The Company incurred approximately $1.0 million and $2.6 million in advertising and marketing costs for the Current Year and Prior Year, respectively, which are included within other selling, general and administrative expenses in the accompanying consolidated statements of operations.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

Stock-Based Compensation

The Company accounts for stock-based compensation by recognizing the fair value of stock-based compensation as an operating expense over the service period of the award or term of the corresponding contract, as applicable.

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

Restricted stock awards are valued using the fair value of the Company’s stock at the date of grant, based on the quoted market price of the Company’s common shares on the NASDAQ Capital Market.

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

performance metric(s) until the time the performance obligation is satisfied. Expense for such awards is recognized only to the extent that the achievement of the specified performance target(s) has been met or is considered probable.

See Note 7 for additional information related to stock-based compensation.

Income Taxes

Current income taxes are based on the respective period’s taxable income for federal and state income tax reporting purposes. Deferred tax assets and liabilities are determined based on the differences between the financial statement and income tax bases of assets and liabilities, using enacted tax rates and laws that will be in effect for the year in which the differences are expected to reverse.

A valuation allowance is recognized when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence, including current and historical results of operations, future income projections, and the overall prospects of the Company’s business. A valuation allowance is established if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company applies the FASB guidance on accounting for uncertainty in income taxes, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also addresses derecognition, classification, interest, and penalties related to uncertain tax positions. The Company has no unrecognized tax benefits as of December 31, 2023 and 2022. Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2020 through December 31, 2023.

The income tax effects of changes in tax laws are recognized in the period when enacted.

See Note 10 for additional information related to income taxes.

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

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, the carrying amounts approximate fair value due to the short-term maturities of these instruments. The carrying value of term loan debt approximates fair value due to the floating interest rate structure of the term loan agreement.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company limits its credit risk with respect to cash and cash equivalents by maintaining such balances with high quality financial institutions. At times, the Company’s cash and cash equivalents may exceed federally insured limits. Concentrations of credit risk with respect to accounts receivable are not considered

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

significant due to the collection history and due to the nature of the Company’s royalty revenues. Generally, the Company does not require collateral or other security to support accounts receivable.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options and warrants using the treasury stock method. The difference between basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and warrants outstanding were exercised into common stock if the effect is not anti-dilutive. See Note 8 for additional information related to earnings (loss) per share.

Recently Adopted Accounting Pronouncements

The Company adopted the provisions of Accounting Standards Update (“ASU”) No. 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (as amended by ASU No. 2018-19 in November 2018, ASU No. 2019-05 in May 2019, ASU No. 2019-10 and 2019-11 in November 2019, ASU No. 2020-02 in February 2020, and ASU No. 2022-02 in March 2022) effective January 1, 2023. This ASU requires entities to estimate lifetime expected credit losses for financial instruments, including trade and other receivables, which will generally result in earlier recognition of credit losses. The adoption of this new guidance did not have a significant impact on the Company’s results of operations, cash flows, or financial condition.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU requires disclosure of additional categories of information about federal, state, and foreign income taxes in the rate reconciliation table and requires entities to provide more details about the reconciling items in some categories if items meet a quantitative threshold. The ASU also requires entities to disclose income taxes paid, net of refunds, disaggregated by federal (national), state, and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance makes several other changes to the disclosure requirements. The ASU is required to be applied prospectively, with the option to apply it retrospectively, and is effective for fiscal years beginning after December 15, 2024. The Company does not anticipate that the adoption of this ASU will have a significant impact on its consolidated financial statements.

3. Acquisitions and Divestitures, Investments in Unconsolidated Affiliates, and Variable Interest Entities

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

The purchase price paid by WHP to the Company at the closing of the transaction in exchange for the 70% membership interest in IM Topco consisted of $46.2 million in cash. The Company incurred approximately $0.9 million of expenses directly related to this transaction, including legal fees and agent fees, of which $0.1 million of the agent fees were paid through the issuance of 65,275 shares of the Company’s common stock, which were recognized as a reduction to the gain from the transaction. The Company recognized a net pre-tax gain from the transaction of $20.6 million, which is classified

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

as a component of other operating costs and expenses (income) in the consolidated statement of operations for the Prior Year.

Pursuant to the May 27, 2022 purchase agreement, the Company was also entitled to receive an “earn-out” payment in the amount of $2.0 million if, during the period from January 1, 2023 through December 31, 2023, (i) IM Topco received Net Royalty Revenue (as defined in the purchase agreement) in an amount equal to or greater than $17.5 million and (ii) IM Topco generated EBITDA (as defined in the purchase agreement) in an amount equal to or greater than $11.8 million. These conditions were not met during 2023, and ultimately the Company did not receive any additional “earn-out” payment.

Additionally, the purchase agreement provided that, in the event IM Topco receives less than $13.347 million in aggregate royalties for any four consecutive calendar quarters over a three-year period ending on the third anniversary of the closing, WHP would be entitled to receive from the Company up to $16 million, less all amounts of net cash flow distributed to WHP for such period, as an adjustment to the purchase price, payable in either cash or equity interests in IM Topco held by the Company. This provision was subsequently amended in November 2023, as described further below, and was subsequently further amended in April 2024 (see Note 12 for additional information).

In connection with the May 27, 2022 membership purchase agreement, the Company and WHP also entered into an Amended and Restated Limited Liability Company Agreement of IM Topco (the “Business Venture Agreement”) governing the operation of IM Topco as a partnership between the Company and WHP following the closing. Pursuant to the Business Venture Agreement, IM Topco is managed by a single Manager appointed by the vote of a majority-in-interest of IM Topco’s members, and WHP serves as the sole Manager of IM Topco. The Business Venture Agreement contains customary provisions for the governance of a partnership, including with respect to decision making, access to information, restrictions on transfer of interests, and covenants.

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
(iii)	thereafter, in proportion to the members’ respective ownership interests.

The distribution provisions in the Business Venture Agreement were subsequently amended in April 2024 (see Note 12 for additional information).

The Company also entered into a number of other related agreements on May 31, 2022 in connection with the transaction, including a services agreement with IM Topco and a license agreement with IM Topco (see Note 11 for details), while the Company’s employment agreement with Mr. Mizrahi and the Company’s services agreement with Laugh Club (see Note 11) were transferred to IM Topco. Further, the Company’s licensing agreement with Qurate Retail Group related to the Isaac Mizrahi Brand (see Note 5) was assigned to IM Topco as of May 31, 2022.

Management assessed and evaluated the ownership structure and other terms of the May 27, 2022 membership purchase agreement and Business Venture Agreement, as well as considered the Company’s continuing involvement with the Isaac Mizrahi Brand through the aforementioned services agreement and license agreement with IM Topco, and concluded that (i) IM Topco is not a Variable Interest Entity under ASC Topic 810, and (ii) the Company has significant influence over, but does not control, IM Topco. As such, on May 31, 2022, the Company de-recognized the carrying amount of the Isaac Mizrahi Brand trademarks of $44.5 million and recognized the fair value of its retained interest in IM Topco of

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

approximately $19.8 million as an equity method investment. The fair value of the Company’s retained interest was determined by applying the Company’s ownership percentage to the implied enterprise value of IM Topco, which was calculated based on the price paid by WHP for the 70% controlling interest, as the May 31, 2022 sale transaction was considered an arms-length transaction between knowledgeable market participants and the most relevant and reasonable indication of value to utilize. The inputs and assumptions for this nonrecurring fair value measurement are classified as Level 3 within the fair value hierarchy defined in ASC Topic 820.

Investment in IM Topco, LLC

The Company accounts for its interest in the ongoing operations of IM Topco as a component of other operating costs and expenses (income) under the equity method of accounting. Based on the aforementioned distribution provisions set forth in the Business Venture Agreement, the Company recognized an equity method loss of approximately $2.1 and $1.2 million related to its investment for the years ended December 31, 2023 and 2002, respectively. For cash flow earnings (i.e., net income before intangible asset amortization expense), management allocated the amounts based on the preferences outlined above. As such, Xcel recognized no cash-based earnings for all of the periods presented. For non-cash amortization expense, management allocated the amounts based on the relative ownership of each member (i.e., 70% WHP and 30% Xcel). The equity method loss for each period presented is equal to Xcel’s share of amortization expense.

Summarized financial information for IM Topco is as follows:

	For the year ended
	December 31,
($ in thousands)	2023	2022(1)
Revenues	$12,119	$7,791
Gross profit	12,119	7,791
(Loss) income from continuing operations	(1,961)	316
Net (loss) income	(1,961)	316

(1)	Represents financial information for the period commencing May 31, 2022 (the date of the sale of a majority interest in IM Topco) through December 31, 2022.

During the Prior Year (subsequent to the May 27, 2022 transaction), the Company made a capital contribution to IM Topco of $0.6 million in cash, which did not change the Company’s noncontrolling ownership interest of 30%.

In November 2023, the Company, WHP, and IM Topco entered into an amendment of the May 27, 2022 membership purchase agreement, under which the parties agreed to waive the purchase price adjustment provision until the measurement period ending March 31, 2024. In exchange, Xcel agreed to make additional royalty payments to IM Topco totaling $0.45 million over the next 11 months. As a result of this amendment, the Company recognized a $0.45 million increase to the carrying value basis of its equity method investment and a corresponding increase in current liabilities.

The provisions of the membership purchase agreement were subsequently further amended in April 2024 (see Note 12 for additional information).

Investment in Orme Live, Inc.

In December 2023, the Company contributed $0.15 million of cash to ORME in exchange for a 30% equity ownership interest in ORME. The carrying value of this investment is included within other assets in the Company’s consolidated balance sheet. The Company accounts for its interest in the operations of ORME as a component of other operating costs and expenses (income) under the equity method of accounting; the Company’s proportional share of the operating results of ORME were not material in the Current Year.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Sale of Investment in Unconsolidated Affiliate

The Company previously held a limited partner ownership interest in an unconsolidated affiliate, which was entered into in 2016. This investment did not have a readily determinable fair value and in accordance with ASC 820-10-35-59, the investment was valued at cost, less impairment, plus or minus observable price changes of an identical or similar investment of the same issuer. This investment was included within other assets on the Company’s consolidated balance sheet at December 31, 2022, at a carrying value of $0.1 million. During the Current Year, the Company sold its ownership interest in this entity, and recognized a gain of $0.36 million related to the sale within other operating costs and expenses (income) on the consolidated statement of operations.

Longaberger Licensing, LLC Variable Interest Entity

Since 2019, Xcel has been party to a limited liability company agreement (the “LLC Agreement”) with a subsidiary of Hilco Global related to Longaberger Licensing, LLC (“LL”). Hilco Global is the sole Class A Member of LL, and Xcel is the sole Class B Member of LL (each individually a “Member”). Each Member holds a 50% equity ownership interest in LL; however, based on an analysis of the contractual terms and rights contained in the LLC Agreement and related agreements, the Company has previously determined that under the applicable accounting standards, LL is a variable interest entity and the Company has effective control over LL. Therefore, as the primary beneficiary, the Company has consolidated LL since 2019, and has recognized the assets, liabilities, revenues, and expenses of LL as part of its consolidated financial statements, along with a noncontrolling interest which represents Hilco Global’s 50% ownership share in LL.

4.   Trademarks and Other Intangibles

Trademarks and other intangibles, net consist of the following:

	Weighted
	Average	December 31, 2023
	Amortization	Gross Carrying	Accumulated	Net Carrying
($ in thousands)	Period	Amount	Amortization	Amount
Trademarks (finite-lived)	15 years	68,880	27,431	41,449
Copyrights and other intellectual property	8 years	429	358	71
Total		$69,309	$27,789	$41,520

	Weighted
	Average	December 31, 2022
	Amortization	Gross Carrying	Accumulated	Net Carrying
($ in thousands)	Period	Amount	Amortization	Amount
Trademarks (finite-lived)	15 years	68,880	21,346	47,534
Copyrights and other intellectual property	8 years	429	298	131
Total		$69,309	$21,644	$47,665

During the Prior Year, the Company sold its $44.5 million of indefinite-lived trademarks related to the Isaac Mizrahi Brand (see Note 3 for details).

Amortization expense for intangible assets was approximately $6.1 million for both the Current Year and Prior Year.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Estimated future amortization expense related to finite-lived intangible assets over the remaining useful lives is as follows:

($ in thousands)	Amortization
Year Ending December 31,	Expense
2024	$6,115
2025	4,177
2026	3,506
2027	3,504
2028	3,504
Thereafter (through 2036)	20,714
Total	$41,520

5.   Significant Contracts

Qurate Agreements

Through its wholly owned subsidiaries, the Company has entered into direct-to-retail license agreements with Qurate Retail Group (“Qurate”), collectively referred to as the Qurate Agreements (individually, each a “Qurate Agreement”), pursuant to which the Company designs, and Qurate sources and sells, various products under the LOGO by Lori Goldstein brand, the Longaberger brand, and the C Wonder brand. The Company was also previously party to similar agreements with Qurate related to the IsaacMizrahiLIVE brand and the Judith Ripka brand. Qurate owns the rights to all designs produced under these agreements, and the agreements include the sale of products across various categories through Qurate’s television media (including QVC and HSN) and related internet sites.

Pursuant to these agreements, the Company has granted to Qurate and its affiliates the exclusive, worldwide right to promote the Company’s branded products, and the right to use and publish the related trademarks, service marks, copyrights, designs, logos, and other intellectual property rights owned, used, licensed and/or developed by the Company, for varying terms as set forth below. In connection with the Qurate Agreements and during the same periods, Qurate and its subsidiaries have the exclusive, worldwide right to use the names, likenesses, images, voices, and performances of the Company’s spokespersons to promote the respective products.

			Xcel Commenced	Qurate
Agreement	Current Term Expiry	Automatic Renewal	Brand with Qurate	Product Launch
LOGO Qurate Agreement (QVC)	November 1, 2024	one-year period	April 2021	2009
Longaberger Qurate Agreement (QVC)	October 31, 2025	two-year period	November 2019	2019
C Wonder Qurate Agreement (HSN)	December 31, 2024	two-year period	March 2023	2023

●	On May 31, 2022, in connection with the sale of a majority interest in the Isaac Mizrahi brand to a third party, the Qurate Agreement related to the IsaacMizrahiLIVE brand was assigned to IM Topco, LLC. See Note 3 for additional details.
●	On August 30, 2022, Qurate and Xcel amended the licensing agreement for the Judith Ripka brand to terminate the license period effective December 31, 2021. Effective January 1, 2022, the agreement entered a sell-off period, under which Qurate was allowed to continue to license the Ripka brand on a non-exclusive basis for as long as necessary to sell off any of its remaining inventory. The sell-off period ended in 2023.

Under the Qurate Agreements, Qurate is obligated to make payments to the Company on a quarterly basis, based upon the net retail sales of the specified branded products. Net retail sales are defined as the aggregate amount of all revenue generated through the sale of the specified branded products by Qurate and its subsidiaries under the Qurate Agreements, net of customer returns, and excluding freight, shipping and handling charges, and sales, use, or other taxes.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

The Qurate Agreements generally prohibit the Company from selling products under the specified respective brands to a direct competitor of Qurate without Qurate’s consent. Under certain of the Qurate Agreements, the Company may, with the permission of Qurate, sell the respective branded products via certain specified sales channels in exchange for making reverse royalty payments to Qurate based on the net retail sales of such products through such channels. However, the Company is generally restricted from selling products under the specified respective brands or trademarks to certain mass merchants.

Also, under certain of the Qurate Agreements, the Company may be required for a period of time to pay a royalty participation fee to Qurate on revenue earned from the sale, license, consignment, or any other form of distribution of any products, bearing, marketed in connection with, or otherwise associated with the specified trademarks and brands.

Net licensing revenue from Qurate totaled $6.0 million and $11.4 million for the Current Year and Prior Year, respectively, representing approximately 34% and 44% of the Company’s total net revenue, respectively. As of December 31, 2023 and 2022, the Company had receivables from Qurate of $1.5 million and $0.9 million, representing approximately 43% and 17% of the Company’s accounts receivable, respectively. The December 31, 2023 and 2022 Qurate receivables did not include any earned revenue accrued but not yet billed as of the respective balance sheet dates.

Halston Master License

On May 15, 2023, the Company, through its subsidiaries, H Halston, LLC and H Heritage Licensing, LLC (collectively, the “Licensor”), entered into a master license agreement relating to the Halston Brand (the “Halston Master License”) with G-III Apparel Group (“G-III”), an industry-leading wholesale apparel company, for men’s and women’s apparel, men’s and women’s fashion accessories, children’s apparel and accessories, home, airline amenity and amenity kits, and such other product categories as mutually agreed upon. The Halston Master License provided for an upfront cash payment and royalties payable to the Company, including certain guaranteed minimum royalties, includes significant annual minimum net sales requirements, and has a twenty-five-year term (consisting of an initial five-year period, followed by a twenty-year period), subject to G-III’s right to terminate with at least 120 days’ notice prior to the end of each five-year period during the term. G-III has an option to purchase the Halston Brand for $5.0 million at the end of the twenty-five-year term, which right may be accelerated under certain conditions associated with an uncured material breach of the Halston Master License in accordance with the terms of the Halston Master License. The Licensor granted G-III a security interest in the Halston trademarks to secure the Licensor’s obligations under the Halston Master License, including to honor the obligations under the purchase option.

As a result of the upfront cash payment and guaranteed minimum royalties discussed above, the Company has recognized $4.4 million of deferred revenue contract liabilities on its consolidated balance sheet as of December 31, 2023 related to this contract, of which $0.9 million was classified as a current liability and approximately $3.5 million was classified as a long-term liability. The balance of the deferred revenue contract liabilities will be recognized ratably as revenue over the next 5.0 years. Net licensing revenue recognized from the Halston Master License was $1.6 million for the Current Year, representing approximately 9% of the Company’s total net revenue for the Current Year.

Additionally, in connection with the Halston Master License, the Company issued to G-III a ten-year warrant to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $1.50 per share, which vests based upon certain annual royalty targets being satisfied under the license agreement. The fair value of this warrant is being recognized as a reduction of revenue over the term of the related license agreement, with an offsetting increase to stockholders’ equity as additional paid-in capital. The amount of contra-revenue recorded related to this warrant during the Current Year was approximately $0.03 million. As of December 31, 2023, no portion of this warrant had vested.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

6.   Debt

The Company’s net carrying amount of debt was comprised of the following:

	December 31,
($ in thousands)	2023	2022
Term loan debt	$5,000	$—
Unamortized deferred finance costs related to term loan debt	(279)	—
Total	4,721	—
Current portion of debt	750	—
Long-term debt	$3,971	$—

For the Current Year and Prior Year, the Company incurred interest expense of approximately $0.4 million and $1.2 million, respectively, related to term loan debt. The effective interest rate related to term loan debt was approximately 11.6% and 9.8% for the Current Year and Prior Year, respectively.

Previous Term Loan Debt (through May 31, 2022)

On December 30, 2021, Xcel, as Borrower, and its wholly-owned subsidiaries entered into a loan and security agreement with First Eagle Alternative Credit Agent, LLC (“FEAC”), as lead arranger and as administrative agent and collateral agent, and the financial institutions party thereto as lenders. Pursuant to this loan agreement, the lenders made a term loan in the aggregate amount of $29.0 million. This term loan bore interest at “LIBOR” plus 7.5% per annum, with “LIBOR” defined as the greater of (a) the rate of interest per annum for deposits in dollars for an interest period equal to three months as published by Bloomberg or a comparable or successor quoting service at approximately 11:00 a.m. (London time) two business days prior to the last business day of each calendar month and (b) 1.0% per annum.

Upon entering into the December 2021 loan agreement, Xcel paid a 1.75% closing fee to FEAC for the benefit of the lenders; the Company also paid approximately $0.5 million of various legal and other fees in connection with the execution of the loan agreement. These fees and costs totaling approximately $0.97 million were deferred on the Company’s balance sheet as a reduction of the carrying value of the term loan debt, to be subsequently amortized to interest expense over the term of the debt using the effective interest method.

The December 2021 term loan was to mature on April 14, 2025. Principal on this debt was payable in quarterly installments of $625,000 on each of March 31, June 30, September 30 and December 31 of each year, commencing on March 31, 2022 and ending on March 31, 2025, with a final payment of $20,875,000 on the maturity date of April 14, 2025.

The December 2021 term loan agreement also contained customary covenants, including reporting requirements, trademark preservation, and certain financial covenants; the Company was in compliance with all applicable covenants under the loan agreement as of and for all periods presented in the consolidated financial statements.

Extinguishment of Previous Term Loan Debt

On May 31, 2022, the Company used $30.1 million of the proceeds received from the transaction related to the Isaac Mizrahi Brand (see Note 3) to repay all amounts outstanding under the December 30, 2021 term loan agreement with FEAC, consisting of $28.4 million in principal amount, a $1.4 million prepayment fee, and approximately $0.3 million in interest and related expenses. As a result, the Company recognized a loss on early extinguishment of debt of approximately $2.3 million during the Prior Year, consisting of approximately $1.4 million of debt prepayment premium, the immediate write-off of approximately $0.8 million of unamortized deferred finance costs, and approximately $0.1 million of other costs.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

New Term Loan Debt

On October 19, 2023, H Halston IP, LLC (the “Borrower”), a wholly owned indirect subsidiary of Xcel Brands, Inc., entered into a term loan agreement with Israel Discount Bank of New York (“IDB”). Pursuant to this loan agreement, IDB made a term loan to the Company in the aggregate amount of $5.0 million. The proceeds of this term loan were used to pay fees, costs, and expenses incurred in connection with entering into the loan agreement, and may be used for working capital purposes. Such costs incurred in connection with the borrowing included a commitment fee paid to IDB, plus various legal and other fees. These fees and costs totaling $0.30 million have been deferred on the Company’s balance sheet as a reduction of the carrying value of the term loan debt, and are being amortized to interest expense over the term of the debt using the effective interest method.

In connection with October 2023 loan agreement, the Borrower and H Licensing, LLC (“H Licensing”), a wholly owned subsidiary of Xcel, entered into a security agreement (the “Security Agreement”) in favor of IDB, and Xcel entered into a Membership Interest Pledge Agreement (the “Pledge Agreement”) in favor of IDB. Pursuant to the Security Agreement, the Borrower and H Licensing granted to IDB a security interest in substantially all of their respective assets, other than the trademarks owned by the Borrower and H Licensing, to secure the Borrower’s obligations under the October 2023 loan agreement.  Pursuant to the Pledge Agreement, Xcel granted to IDB a security interest in its membership interests in H Licensing to secure the Borrower’s obligations under the October 2023 loan agreement.

The term loan matures on October 19, 2028. Principal on the term loan is payable in quarterly installments of $250,000 on each of January 2, April 1, July 1, and October 1 of each year, commencing on April 1, 2024. The Borrower has the right to prepay all or any portion of the term loan at any time without penalty.

As of December 31, 2023, the aggregate remaining principal payments under the October 2023 term loan were as follows:

Amount of
($ in thousands)	Principal
Year Ending December 31,	Payment
2024	$750
2025	1,000
2026	1,000
2027	1,000
2028	1,250
Total	$5,000

Interest on the October 2023 term loan accrues at “Term SOFR” (as defined in the loan agreement as the forward-looking term rate based on secured overnight financing rate as administered by the Federal Reserve Bank of New York for an interest period equal to one month on the day that is two U.S. Government Securities Business Days prior to the first day of each calendar month) plus 4.25% per annum. Interest on the term loan is payable on the first day of each calendar month.

The October 2023 term loan agreement contains customary covenants, including reporting requirements, trademark preservation, and certain financial covenants including annual guaranteed minimum royalty ratio, annual fixed charge coverage ratio, and minimum cash balance levels, all as specified and defined in the loan agreement. The Company was in compliance with all applicable covenants under the loan agreement as of and for all periods presented in the financial statements.

In addition, on October 19, 2023, the Borrower also entered into a swap agreement with IDB, pursuant to which IDB will pay the Borrower Term SOFR plus 4.25% per annum on the notional amount of the swap in exchange for the Borrower paying IDB 9.46% per annum on such notional amount. The term and declining notional amount of the swap agreement is aligned with the amortization of the October 2023 term loan principal amount.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

Stock-Based Compensation

Total expense recognized for all forms of stock-based compensation was approximately $0.22 million and $0.72 million in the Current Year and Prior Year, respectively.

Of the Current Year expense amount, approximately $0.02 related to employees and approximately $0.20 related to directors and consultants; all of this expense was recorded as a direct operating cost in the accompanying statement of operations.

Of the Prior Year expense amount, approximately $0.41 million related to employees and approximately $0.31 million related to directors and consultants; approximately $0.62 million was recorded as a direct operating cost and approximately $0.10 million was recorded within other operating costs and expenses (income).

Stock Options

Options granted under the Company’s equity incentive plans expire at various times – either five, seven, or ten years from the date of grant, depending on the particular grant.

A summary of the Company’s stock option activity for the Current Year is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding at January 1, 2023	5,614,310	$2.12	4.76	$—
Granted	200,000	1.51
Exercised	(87,750)	0.80
Expired/Forfeited	(578,020)	2.96
Outstanding at December 31, 2023, and expected to vest	5,148,540	$2.03	4.26	$—
Exercisable at December 31, 2023	1,398,540	$2.88	1.66	$—

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Current Year stock option grants were as follows:

In April 2023, the Company granted options to purchase an aggregate of 100,000 shares of common stock to a key individual. The exercise price of the options is $1.50 per share, and the vesting of such options is dependent upon the achievement of certain revenue targets. None of these options were vested as of December 31, 2023.

On August 23, 2023 the Company granted options to purchase an aggregate of 100,000 shares of common stock to non-management directors. The exercise price of the options is $1.51 per share, and 50% of the options vest on each of April 1, 2024 and April 1, 2025.

Prior Year stock option grants were as follows:

On April 20, 2022, the Company granted options to purchase an aggregate of 380,850 shares of common stock to various employees. The exercise price of the options is $1.62 per share, and all options vested immediately on the date of grant.

On April 20, 2022 the Company granted options to purchase an aggregate of 125,000 shares of common stock to non-management directors. The exercise price of the options is $1.62 per share. Half of the options vested on April 20, 2023, and the remaining half of the options will vest on April 20, 2024.

On April 26, 2022, the Company granted options to purchase an aggregate of 100,000 shares of common stock to a consultant. The exercise price of the options is $1.58 per share, and all options vested immediately on the date of grant.

The fair values of the options granted were estimated at the respective dates of grant using the Black-Scholes option pricing model with the following range of assumptions:

Year Ended December 31,
	2023	2022
Expected Volatility	89 – 90%	57 – 93%
Expected Dividend Yield	—%	—%
Expected Life (Term, in years)	2.75 – 10	0.67 – 3.25
Risk-Free Interest Rate	4.0 – 4.7%	1.6 – 2.8%

Compensation expense related to stock options for the Current Year and Prior Year was approximately $0.1 million and $0.5 million, respectively. Total unrecognized compensation expense related to unvested stock options (excluding stock options with performance-based vesting) at December 31, 2023 amounts to approximately $0.1 million and is expected to be recognized over a weighted average period of 1.05 years.

Of the total stock options outstanding at December 31, 2023, the vesting of 3,500,000 options is contingent upon the Company’s common stock achieving certain target prices as follows:

Target Prices	Number of Options Vesting
$3.00	1,000,000
$5.00	850,000
$7.00	700,000
$9.00	550,000
$11.00	400,000

As of December 31, 2023, none of these 3,500,000 performance-based stock options have vested, and no compensation expense has been recorded related to such options.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

The following table summarizes the Company’s stock option activity for non-vested options for the Current Year:

		Weighted
		Average
	Number of	Grant Date
	Options	Fair Value
Balance at January 1, 2023	3,697,500	$0.05
Granted	200,000	0.68
Vested	(135,000)	0.68
Forfeited or Canceled	(12,500)	0.89
Balance at December 31, 2023	3,750,000	$0.05

Stock Awards

A summary of the Company’s restricted stock activity for the Current Year is as follows:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2023	333,333	$3.71
Granted	113,968	1.01
Vested	(108,968)	1.08
Expired/Forfeited	(5,000)	1.62
Outstanding at December 31, 2023	333,333	$3.69

Current Year stock award grants were as follows:

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

Prior Year stock award grants were as follows:

On April 20, 2022, the Company issued an aggregate of 50,000 shares of common stock to non-management directors, which vest evenly over two years. Half of these shares vested on April 20, 2023, and the remaining half shall vest on April 20, 2024.

On April 20, 2022, the Company issued 20,064 shares of common stock to a consultant, which vested immediately.

On May 31, 2022, the Company issued 65,275 shares of common stock to a consultant in connection with the transaction related to the Isaac Mizrahi Brand (see Note 3); these shares vested immediately.

On May 31, 2022, the Company issued 33,557 shares of common stock to Isaac Mizrahi, which vested immediately (see Note 11 for additional details).

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Additionally, on April 20, 2022, the Company issued 178,727 shares of common stock to a member of senior management as payment for a performance bonus earned in 2021. These shares vested immediately. The Company had previously recognized compensation expense of approximately $0.28 million in the 2021 to accrue for this performance bonus.

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

Total compensation expense related to stock awards for the Current Year and Prior Year (inclusive of the amounts detailed above) was approximately $0.1 million and $0.3 million, respectively. Total unrecognized compensation expense related to unvested restricted stock grants at December 31, 2023 amounts to $0.1 million and is expected to be recognized over a weighted average period of 1.06 years.

The following table provides information with respect to restricted stock purchased and retired by the Company during the Current Year and Prior Year:

			Number of
			Shares
			Purchased as
			Part of
	Total Number	Actual	Publicly	Fair value of
	of Shares	Price Paid	Announced	Re-Purchased
Date	Purchased	per Share	Plan	Shares
None	—	—	—	—
Total 2023	—	$—	—	$—

April 20, 2022 (i)	53,882	1.57	—	84,000
May 31, 2022 (i)	240,000	1.49	—	358,000
Total 2022	293,882	$1.50	—	$442,000

(i)	The shares were exchanged from employees and directors in connection with the income tax withholding obligations on behalf of such employees and directors from the vesting of restricted stock or the receipt of stock awards. The 2011 Plan and 2021 Plan allow for award holders to surrender vested shares to cover withholding tax liabilities.

Restricted Stock Units

There were no restricted stock units outstanding as of December 31, 2023 and 2022, and no restricted stock units have been issued since the inception of the 2021 Plan.

Shares Available Under the Company’s Equity Incentive Plans

At December 31, 2023, there were 3,103,941 shares of common stock available for award grants under the 2021 Plan.

Shares Reserved for Issuance

At December 31, 2023, there were 8,368,546 shares of common stock reserved for issuance, including 4,771,255 shares reserved pursuant to unexercised warrants and stock options previously granted under the 2011 Plan, 493,350 shares reserved pursuant to unexercised stock options granted under the 2021 Plan, and 3,103,941 shares available for issuance under the 2021 Plan.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Warrants

Warrants granted by the Company expire at various times – either five, seven, or ten years from the date of grant, depending on the particular grant.

A summary of the Company’s warrant activity for the Current Year is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	(in Years)	Value
Outstanding and exercisable at January 1, 2023	116,065	$3.15	1.57	$—
Granted	1,000,000	1.50
Exercised	—	—
Expired/Forfeited	—	—
Outstanding at December 31, 2023	1,116,065	$1.67	8.46	$—
Exercisable at December 31, 2023	116,065	$3.15	0.57	$—

See Note 5 for information regarding the warrant to purchase 1,000,000 shares of common stock granted during the Current Year in connection with the Halston Master License; the Company recognized contra-revenue of approximately $0.03 million in the Current Year with respect to this warrant. There was no compensation expense related to other warrants recognized in the Current Year or Prior Year.

Dividends

The Company has not paid any dividends to date.

8. Earnings (Loss) Per Share

The following table is a reconciliation of the numerator and denominator of the basic and diluted net loss per share computations for the years ended December 31, 2023 and 2022:

	Year Ended
	December 31,
	2023	2022
Numerator:
Net loss attributable to Xcel Brands, Inc. stockholders (in thousands)	$(21,052)	$(4,018)

Denominator:
Basic weighted average number of shares outstanding	19,711,637	19,624,669
Add: Effect of warrants	—	—
Add: Effect of stock options	—	—
Diluted weighted average number of shares outstanding	19,711,637	19,624,669

Basic net loss per share	$(1.07)	$(0.20)
Diluted net per share	$(1.07)	$(0.20)

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

The computation of basic and diluted loss per share excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Year Ended December 31,
	2023	2022
Stock options	5,148,540	5,614,310
Warrants	1,116,065	116,065
Total	6,264,605	5,730,375

9.   Commitments and Contingencies

Leases

The Company is party to operating leases for real estate, and for certain equipment with a term of 12 months or less. The Company is currently not a party to any finance leases.

The Company's real estate leases have remaining lease terms between approximately 5 to 7 years. As of December 31, 2023, the weighted average remaining lease term was 3.83 years and the weighted average discount rate was 6.25%.

As of December 31, 2023, the Company leased approximately 29,600 square feet of office space at 1333 Broadway, 10th floor, New York, New York for its corporate offices and operations facility. This lease commenced on March 1, 2016 and expires on October 30, 2027. This lease requires the Company to pay additional rents related to increases in certain taxes and other costs on the property.

The Company previously leased approximately 1,300 square feet of retail space for its former retail store location in Westchester, New York, which was closed in the Prior Year. In the Current Year, the Company successfully negotiated a settlement with the lessor resulting in the termination of this lease, and recognized a gain related to the settlement of $0.4 million within other operating costs and expenses (income) in the consolidated statement of operations. The Company had recorded an impairment charge of $0.7 million to fully impair the right-of-use asset for this lease in the Prior Year.

The Company also previously leased certain office space in New York, New York, which was subleased to a third-party subtenant through February 27, 2022, and the Company's lease of this office space expired by its terms on February 28, 2022.

For the years ended December 31, 2023 and 2022, total lease expense included in selling, general and administrative expenses on the Company's consolidated statements of operations was approximately $1.6 million for both periods. The Company’s total lease costs for the years ended December 31, 2023 and 2022 were comprised of the following:

($ in thousands)	2023	2022
Operating lease cost	$1,337	$1,474
Short-term lease cost	62	55
Variable lease cost	233	217
Sublease income	—	(104)
Total lease cost	$1,632	$1,642

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Cash paid for amounts included in the measurement of operating lease liabilities was $1.6 million and $1.7 million in the Current Year and Prior Year, respectively. Cash received from subleasing in the Prior Year was $0.1 million.

As of December 31, 2023, the maturities of lease liabilities were as follows:

Amount
Year	(in thousands)
2024	$1,552
2025	1,552
2026	1,552
2027	1,294
Total lease payments	5,950
Less: Discount	671
Present value of lease liabilities	5,279
Current portion of lease liabilities	1,258
Non-current portion of lease liabilities	$4,021

Employment Agreements

The Company has employment contracts with certain executives and key employees. The future minimum payments under these contracts are as follows:

Employment
($ in thousands)	Contract
Year Ended December 31,	Payments
2024	$4,292
2025	2,150
2026	2,150
2027	2,150
2028	2,150
Thereafter	4,837
Total future minimum employment contract payments	$17,729

In addition to the employment contract payments stated above, the Company’s employment contracts with certain executives and key employees contain performance-based bonus provisions. These provisions include bonuses based on the Company achieving revenues in excess of established targets and/or on operating results.

Certain of the employment agreements contain severance and/or change in control provisions. Aggregate potential severance compensation amounted to approximately $2.9 million as of December 31, 2023.

Contingent Obligation – Halston Heritage Earn-Out

In connection with the February 11, 2019 purchase of the Halston Heritage trademarks, the Company agreed to pay the seller additional consideration (the “Halston Heritage Earn-Out”) of up to an aggregate of $6.0 million, based on royalties earned from 2019 through December 31, 2022. The final royalty target year for the Halston Heritage Earn-Out ended on December 31, 2022, and the seller ultimately did not earn any additional consideration based on the formula set forth in the related asset purchase agreement. As such, during the Prior Year, the Company recorded a $0.9 million gain on the reduction of contingent obligations in the accompanying consolidated statement of operations. As of December 31, 2022, there were no amounts remaining under the Halston Heritage Earn-Out.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

As of December 31, 2022, based on the performance of the Lori Goldstein brand to date, approximately $0.2 million of additional consideration was earned by the seller, and thus $0.2 million of the balance was recorded as a current liability and $6.4 million was recorded as a long-term liability. The $0.2 million of additional consideration was paid to the seller during the Current Year.

Based on the performance of the Lori Goldstein through December 31, 2023, approximately $1.0 million of incremental additional consideration was earned by the seller, which will be paid out in 2024. Accordingly, as of December 31, 2023, $1.0 million of the remaining balance was recorded as a current liability and $5.4 million was recorded as a long-term liability.

Contingent Obligation – Isaac Mizrahi Transaction

In connection with the May 31, 2022 transaction related to the sale of a majority interest in the Isaac Mizrahi Brand (see Note 3), the Company agreed with WHP that, in the event that IM Topco receives less than $13.3 million in aggregate royalties for any four consecutive calendar quarters over a three-year period ending on May 31, 2025, WHP would be entitled to receive from Xcel up to $16 million, less all amounts of net cash flow distributed to WHP on an accumulated basis, as an adjustment to the purchase price previously paid by WHP. Such amount would be payable by the Company in either cash or equity interests in IM Topco held by the Company. In November 2023, this agreement was amended such that the purchase price adjustment provision was waived until the measurement period ending March 31, 2024.

No amount has been recorded in the accompanying consolidated balance sheets related to this contingent obligation.

The purchase price adjustment provision was subsequently further amended in April 2024 (see Note 12 for details).

Legal Proceedings

From time to time, the Company becomes involved in legal claims and litigation in the ordinary course of business. In the opinion of management, based on consultations with legal counsel, the disposition of litigation pending against the Company as of December 31, 2023 is unlikely to have, individually or in the aggregate, a materially adverse effect on the Company’s business, financial position, results of operations, or cash flows. The Company routinely assesses all its litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.

See Note 12 for information related to certain legal matters which arose subsequent to December 31, 2023.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

10.   Income Taxes

The income tax provision (benefit) for income taxes in the consolidated statements of operations consists of the following:

	Years Ended December 31,
($ in thousands)	2023	2022
Current:
Federal	$22	$300
State and local	83	234
Total current	105	534

Deferred:
Federal	727	(509)
State and local	380	(456)
Total deferred	1,107	(965)
Total provision (benefit)	$1,212	$(431)

The reconciliation of the federal statutory income tax rate to the Company’s effective tax rate reflected in the income tax provision (benefit) shown in the consolidated statements of operations is as follows:

	Years Ended December 31,
	2023	2022
U.S. statutory federal rate	21.00%	21.00%
State and local rate, net of federal tax benefit	6.36	6.10
Stock compensation	(0.14)	(6.14)
Excess compensation deduction	(0.27)	(5.32)
Federal true-ups	0.18	(5.09)
Life insurance	(0.12)	(0.52)
Change in valuation allowance	(33.16)	—
Income tax (provision) benefit	(6.15)%	10.03%

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

The significant components of net deferred tax assets (liabilities) of the Company consist of the following:

	December 31,
($ in thousands)	2023	2022
Deferred tax assets
Stock-based compensation	$712	$712
Federal, state and local net operating loss carryforwards	8,127	3,175
Accrued compensation and other accrued expenses	451	748
Allowance for doubtful accounts	231	—
Basis difference arising from discounted note payable	11	11
Charitable contribution carryover	1	—
Property and equipment	169	497
Interest expense	31	—
Total deferred tax assets	9,733	5,143
Valuation allowance	(6,537)	—
Total deferred tax assets, net of valuation allowance	3,196	5,143

Deferred tax liabilities
Basis difference arising from intangible assets of acquisition	(3,196)	(4,036)
Total deferred tax liabilities	(3,196)	(4,036)

Net deferred tax assets	$—	$1,107

As of December 31, 2023 and 2022, the Company had approximately $28.6 million and $10.9 million, respectively, of federal net operating loss carryforwards ("NOLs") available to offset future taxable income. The NOL as of December 31, 2017 of $0.3 million has an expiration period through 2037. The NOL generated during tax years beginning after December 31, 2017 of $28.3 million has an indefinite life and does not expire.

As of December 31, 2023 and 2022, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its consolidated financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its consolidated financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

During the Current Year, the Company recognized a valuation allowance in order to reduce deferred tax assets to the amount expected to be realized. The change in the valuation allowance from December 31, 2022 to December 31, 2023 was approximately $6.5 million.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

11.   Related Party Transactions

IM Topco, LLC

As described in Note 3, the Company holds a noncontrolling interest in IM Topco, which is accounted for under the equity method of accounting.

Services Agreement

On May 31, 2022, the Company entered into a services agreement with IM Topco, pursuant to which the Company provides certain design and support services (including assistance with the operations of the interactive television business and related talent support) to IM Topco in exchange for payments of $300,000 per year.

In November 2023, the services agreement was amended such that the Company agreed to provide IM Topco with a $600,000 reduction of future service fees over the next eighteen months, beginning on July 1, 2023.

For the year ended December 31, 2023, the Company recognized service fee income related to this agreement of $150,000.

License Agreement

On May 31, 2022, the Company entered into a license agreement with IM Topco, pursuant to which IM Topco granted the Company a license to use certain Isaac Mizrahi trademarks on and in connection with the design, manufacture, distribution, sale, and promotion of women’s sportswear products in the United States and Canada during the term of the agreement, in exchange for the payment of royalties in connection therewith. The initial term of this agreement was set to end on December 31, 2026, and provided guaranteed minimum royalties to IM Topco of $400,000 per year.

Effective December 16, 2022, the license agreement between IM Topco and Xcel was terminated in favor of a new similar license agreement between IM Topco and an unrelated third party. However, as part of the termination of the May 31, 2022 license agreement, Xcel provided a guarantee to IM Topco for the payment of any difference between (i) the royalties received by IM Topco from the unrelated third party under the new agreement and (ii) the amount of guaranteed royalties that IM Topco would have received from Xcel under the May 31, 2022 agreement. For the year ended December 31, 2023, the estimated amount of such shortfall was approximately $325,000, which the Company recognized as royalty expense in the consolidated statements of operations.

In November 2023, the Company, WHP, and IM Topco entered into an amendment of the May 27, 2022 membership purchase agreement, under which the parties agreed to waive the purchase price adjustment provision until the measurement period ending March 31, 2024 (see Note 3 for details). In exchange, Xcel agreed to make additional royalty payments to IM Topco totaling $450,000 the next 11 months. As a result of this amendment, the Company recognized a $450,000 increase to the carrying value basis of its equity method investment in IM Topco and a corresponding increase in current liabilities.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Isaac Mizrahi

Isaac Mizrahi is a principal stockholder and former employee of the Company.

Employment Agreement

On February 24, 2020, the Company entered into an employment agreement with Mr. Mizrahi for him to continue to serve as Chief Design Officer of the Isaac Mizrahi Brand. This employment agreement remained in effect through May 31, 2022. On May 31, 2022, this agreement was transferred to IM Topco as part of the transaction in which the Company sold a majority interest in the Isaac Mizrahi Brand trademarks to a third party (see Note 3 for details).

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

In addition, on May 31, 2022, all 522,500 unvested shares of restricted stock of the Company held by Mr. Mizrahi (for which all stock-based compensation expense had been previously recognized in prior periods) were immediately vested, with 240,000 of such shares being surrendered for cancellation in satisfaction of withholding tax obligations. Also on May 31, 2022, the Company issued 33,557 additional shares of common stock of the Company (valued at $50,000) to Mr. Mizrahi, which vested immediately, and made a $100,000 cash payment to Mr. Mizrahi

Laugh Club Services Agreement

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

ORME

On December 4, 2023, the Company acquired a 30% equity ownership interest in ORME, a short-form video and social commerce marketplace that is planned to launch in 2024, for a purchase price of $150,000. ORME licenses the technology utilized by its marketplace from KonnectBio Inc., in which Robert W. D’Loren, the Company’s Chairman of the Board, Chief Executive Officer, and President, owns an approximate 20% noncontrolling interest.

12.Subsequent Events

Leasing Transactions

Effective February 29, 2024, the Company entered into an operating lease for new corporate offices located at 550 Seventh Avenue, 11th floor, New York, New York. This lease commenced in April 2024 and shall expire seven years from the commencement date in 2031. The average annual lease cost over the term of this lease is approximately $0.5 million per year.

On January 26, 2024, the Company, as lessor, entered into a lease agreement for the sublease of its former corporate offices and operations facility located at 1333 Broadway, 10th floor, New York, New York to a third-party subtenant through October 30, 2027. The average annual fixed rent over the term of this sublease is approximately $0.8 million per year. As a result of entering into this sublease, the Company recognized an impairment charge of approximately $2.1 million related to the right-of-use asset. The loss recognition will coincide with the departure date. February 29, 2024 has been determined to be the date of a fundamental change to the use of the 1333 Broadway premises.

Public Offering and Private Placement

On March 15, 2024, the Company entered into an underwriting agreement with Craig-Hallum Capital Group LLC (the “Representative”), as the representative of the underwriters, relating to a firm commitment underwritten public offering (the “Offering”) of 3,284,421 shares of the Company’s common stock at a price to the public of $0.65 per share. In connection with the Offering, Robert W. D’Loren, Chairman and Chief Executive Officer of the Company; an affiliate of Mark DiSanto, a director of the Company; and Seth Burroughs, Executive Vice President of Business Development and Treasury of the Company, purchased 146,250, 146,250, and 32,500 shares of common stock, respectively.

The closing of the Offering occurred on March 19, 2024. The net proceeds to the Company from the sale of the shares, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company, were approximately $1,735,000.

Upon closing of the Offering, the Company issued the Representative certain warrants to purchase up to 178,953 shares of common stock (the “Representative’s Warrants”) as compensation. The Representative’s Warrants will be exercisable at a per share exercise price of $0.8125. The Representative’s Warrants are exercisable, in whole or in part, during the four and one-half-year period commencing 180 days from the commencement of sales of the shares of common stock in the Offering.

On March 14, 2024, the Company entered into subscription agreements with each of Robert W. D’Loren, Chairman and Chief Executive Officer of the Company; an affiliate of Mark DiSanto, a director of the Company; and Seth Burroughs, Executive Vice President of Business Development and Treasury of the Company to purchase 132,589, 132,589, and 29,464 shares, respectively (collectively, the “Private Placement Shares”), at a price of $0.98 per Private Placement Share. The total number of Private Placement Shares purchased was 294,642. Net proceeds after payment of agent fees to the Representative were approximately $265,000. The purchase of the Private Placement Shares closed concurrently with the Offering.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

The aggregate number of shares of common stock issued from the Offering and the Private Placement was 3,579,063 shares and the total net proceeds received was approximately $2,000,000.

IM Topco

On April 12, 2024, the Company, WHP, and IM Topco entered into amendments of the May 27, 2022 membership purchase agreement and the Business Venture Agreement. Under these amendments, the parties agreed to the following:

●	The purchase price adjustment provision within the membership purchase agreement was waived until the measurement period ending September 30, 2025.
●	If IM Topco royalties are less than $13.5 million for the twelve-month period ending March 31, 2025 or less than $18.0 million for the year ending December 31, 2025, Xcel shall transfer equity interests in IM Topco to WHP equal to 12.5% of the total outstanding equity interests of IM Topco, such that Xcel’s ownership interest in IM Topco would decrease from 30% to 17.5%, and WHP’s ownership interest in IM Topco would increase from 70% to 82.5%. In addition, Xcel shall be obligated to make such transfer to WHP if Xcel fails to make certain payments owed to IM Topco under the second amendment (which totaled $375,000 as of December 31, 2023).
●	On and after January 1, 2026, WHP shall receive 50% of the Net Cash Flow which would otherwise be payable to Xcel, until WHP has received an aggregate amount of additional Net Cash Flow equal to $1.0 million.

Legal Matters

On February 16, 2024, counsel to Lori Goldstein, a brand spokesperson for the Company, advised the Company that the Company was in material breach of the March 31, 2021 asset purchase agreement for failure to pay $963,642 earned in 2023 in accordance with the provisions of the Lori Goldstein Earn-Out (as described in Note 9) under the terms of the agreement. The Company does not dispute the amount of the Lori Goldstein Earn-Out that was achieved in 2023, and advised Ms. Goldstein that due to Ms. Goldstein’s failure to make all of the QVC appearances as required by her employment agreement, the Company was not willing to pay the amount due in a lump sum, but instead would make the payment in four quarterly installments. Failure to amicably resolve this dispute could adversely affect the Company’s cash flows and the availability of Ms. Goldstein’s services.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with our auditors which would require disclosure under Item 304(b) of Regulation S-K.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a 15(f) and 15d 15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2023, due to the material weakness described below.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2023 due to the material weakness set forth below. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The basis for the conclusion that such internal control was ineffective included the following considerations:

●	The Company was unable to file its Annual Report on Form 10-K within the time specified in SEC rules and forms, due to a failure to obtain audited financial statements of the Company’s investment in an equity method investee. Additional procedures were required for the Company’s audit, which impacted on the resources required to timely file the Company’s Form 10-K.

●	During the middle of February 2024, our equity method investee engaged an independent audit accounting firm (separate from Marcum, LLP) to conduct its audit. We agreed to pay for all fees of the audit, and on February 23, 2024, paid a retainer to the audit firm, in accordance with the engagement. The audit firm was the same firm which conducted the audit for the year ended December 31, 2022 for the same equity method investee and delivered timely such audited financial statements for such prior audit. However, the audit firm for the equity method investee has not completed the 2023 audit on a timely basis. It was determined their progress was significantly deficient, and there would not be sufficient time to engage a new audit firm to receive timely, audited financial statements of the equity method investee. The determination was made to terminate this firm’s 2023 engagement and have a new firm engaged to provide the 2023 audited financial statements.

Going forward, the Company will arrange for the appointment of a different auditor by the equity method investee and take a more active role in communicating with the auditor of the equity method investee, including assessing progress and timing.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged the Company’s independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

NAME	AGE	POSITION
Robert W. D’Loren	66	Chairman of the Board of Directors and Chief Executive Officer and President
James F. Haran	63	Chief Financial Officer and Assistant Secretary, and Principal Financial and Accounting Officer
Seth Burroughs	44	Executive Vice President of Business Development and Treasury and Secretary
Mark DiSanto	62	Director
James Fielding	59	Director
Howard Liebman	81	Director
Deborah Weinswig	53	Director

Below are the biographies of each of our officers and directors as of December 31, 2023.

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

Employment Agreements with Executives

Robert W. D’Loren

On February 28, 2019, and effective as of January 1, 2019, the Company entered into a three-year employment agreement with Robert W. D’Loren for him to continue to serve as Chief Executive Officer of the Company, referred to as the D’Loren Employment Agreement. Following the initial three-year term, the agreement automatically renewed for successive one-year terms in 2022, 2023, and 2024, and will be automatically renewed for one-year terms thereafter unless either party gives written notice of intent to terminate at least 90 days prior to the termination of the then current term. Pursuant to the D’Loren Employment Agreement, Mr. D’Loren’s annual base salary is $0.89 million. The Company’s board of directors or the compensation committee may approve increases (but not decreases) from time to time. Following the initial three-year term, Mr. D’Loren’s base salary will be reviewed at least annually. Mr. D’Loren receives an allowance for an automobile appropriate for his level of position and the Company pays (in addition to monthly lease or other payments) all of the related expenses for gasoline, insurance, maintenance, repairs, or any other costs with Mr. D’Loren’s automobile.

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

James Haran

On February 28, 2019, and effective as of January 1, 2019, the Company entered into a two-year employment agreement with James Haran for him to continue to serve as the Company’s Chief Financial Officer, referred to as the Haran Employment Agreement. Following the initial two-year term, the agreement automatically renewed for successive one-year terms in 2021, 2022, 2023, and 2024, and will be automatically renewed for one-year terms thereafter unless either party gives written notice of intent to terminate at least 30 days prior to the expiration of the then current term. Pursuant to the Haran Employment Agreement, Mr. Haran’s annual base salary is $0.37 million per annum. The board of directors or the compensation committee may approve increases (but not decreases) from time to time. Following the initial two-year term, the base salary shall be reviewed at least annually. In addition, Mr. Haran receives a car allowance of $1,500 per month.

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

Seth Burroughs

On February 28, 2019, and effective as of January 1, 2019, the Company entered into a two-year employment agreement with Seth Burroughs for him to continue to serve as the Company’s Executive Vice President – Business Development and Treasury, referred to as the Burroughs Employment Agreement. Following the initial two-year term, the agreement automatically renewed for successive one-year terms in 2021, 2022, 2023, and 2024, and will be automatically renewed for one-year terms thereafter unless either party gives written notice of intent to terminate at least 30 days prior to the expiration of the then current term. Pursuant to the Burroughs Employment Agreement, Mr. Burroughs’ annual base salary is $0.34 million per annum. The board of directors or the compensation committee may approve increases (but not decreases) from time to time. Following the initial two-year term, the base salary shall be reviewed at least annually.

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

Independence of the Board of Directors

The board has determined that Messrs. Howard Liebman, Mark DiSanto, James Fielding, and Ms. Deborah Weinswig meet the director independence requirements under the applicable listing rule of the NASDAQ Stock Market LLC (“NASDAQ”). Each current member of the Audit Committee, Compensation Committee, and Nominating Committee is independent and meets the applicable rules and regulations regarding independence for such committee, including those set forth in the applicable NASDAQ rules, and each member is free of any relationship that would interfere with his individual exercise of independent judgment.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, based solely on a review of Forms 3 and 4 and any amendments thereto furnished to our Company pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, all Section 16(a) filing requirements applicable to our officers, directors, and beneficial owners of more than 10% of our equity securities were timely filed, except that Deborah Weinswig filed a late Form 4 for one transaction.

Code of Ethics

On September 29, 2011, we adopted a code of ethics that applies to our officers, employees, and directors, including our Chief Executive Officer, Chief Financial Officer, and senior executives. Our Code of Ethics can be accessed on our website, www.xcelbrands.com.

Insider Trading Policy

We have adopted an insider trading policy (the “Trading Policy”) that is designed to promote compliance with federal securities laws, rules, and regulations, as well as the rules and regulations of the NASDAQ Stock Market. The Trading Policy provides Xcel’s standards on trading and causing the trading of our securities or securities of other publicly traded companies while in possession of confidential information. It prohibits trading in certain circumstances and applies to all of our directors, officers, and employees, as well as independent contractors or consultants who have access to material nonpublic information of Xcel. Additionally, our Trading Policy imposes special additional trading restrictions applicable to all of our directors and executive officers. The Trading Policy is annexed to this Annual Report as an exhibit and the full text of the Trading Policy is available on our website at www.xcelbrands.com.

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

Item 11.   Executive Compensation

The following table sets forth information regarding all cash and non-cash compensation earned, during the years ended December 31, 2023 and 2022, by our principal executive officer and our two other most highly compensated executive officers, which we refer to collectively as the named executive officers, for services in all capacities to the Company:

Summary Compensation Table

			Salary	Bonus	Stock Awards	All Other
Name	Title	Year	(1)	(2)	(3)	Compensation	Total
Robert W. D’Loren	CEO and Chairman	2023	$888,500	$187,731	$—	$1,890	$1,078,121
		2022	$888,500	$863,534	$280,601	$10,698	$2,043,333

James F. Haran	CFO	2023	$366,000	$7,896	$—	$961	$374,857
		2022	$366,000	$139,672	$—	$3,332	$509,004

Seth Burroughs	EVP - Business	2023	$340,600	$7,896	$—	$35	$348,531
	Development	2022	$340,600	$154,672	$—	$—	$495,272
	and Treasury

(1)	Robert W. D’Loren’s salary amount for 2022 includes a voluntary temporary deferral of salary of $178,265, which was paid to Mr. D’Loren in 2023.
(2)	Bonuses in 2023 include amounts paid in accordance with the executives’ respective employment agreements (see “Employment Agreements with Executives” in Item 10). Bonuses in 2022 include (i) amounts paid in accordance with the executives’ respective employment agreements and (ii) amounts awarded by the board of directors as transaction bonuses related to the May 2022 sale of a majority interest in the Isaac Mizrahi brand.

(3)	The amount shown represents the grant date fair value of fully-vested common stock awards issued as payment for a performance bonus earned in 2021.

Outstanding Equity Awards as of December 31, 2023

		Options and Warrant Awards					Stock Awards
		Number of	Number of
		Securities	Securities					Market
		Underlying	Underlying				Number of	Value of
		Unexercised	Unexercised			Option or	Shares of	Shares of
		Options &	Options &			Warrant	Stock that	Stock that
		Warrants,	Warrants,		Exercise	Expiration	Have Not	Have Not
Name	Title	Exercisable	Unexercisable		Price	Date	Vested	Vested
Robert W. D’Loren	CEO, Chairman	—	2,578,947	(1)	$1.72	2/28/2029	—	$—

James F. Haran	CFO	—	552,632	(1)	$1.72	2/28/2029	—	$—

Seth Burroughs	EVP - Bus. Development	—	368,421	(1)	$1.72	2/28/2029	—	$—
& Treasury
(1)	These options shall become exercisable based upon the Company’s common stock achieving specified target prices as outlined in the executive’s employment agreement, and expire on February 28, 2029. See “Employment Agreements with Executives” in Item 10.

Clawback Policy

The Board has adopted a clawback policy which allows us to recover performance-based compensation, whether cash or equity, from a current or former executive officer in the event of an Accounting Restatement. The clawback policy defines an Accounting Restatement as an accounting restatement of our financial statements due to our material noncompliance with any financial reporting requirement under the securities laws. Under such policy, we may recoup incentive-based compensation previously received by an executive officer that exceeds the amount of incentive-based compensation that otherwise would have been received had it been determined based on the restated amounts in the Accounting Restatement.

The Board has the sole discretion to determine the form and timing of the recovery, which may include repayment, forfeiture, and/or an adjustment to future performance-based compensation payouts or awards. The remedies under the clawback policy are in addition to, and not in lieu of, any legal and equitable claims available to the Company. The clawback policy is annexed to this Annual Report as an exhibit.

Director Compensation

We pay our non-employee directors $3,000 for each board of directors and committee meeting attended, up to a maximum of $12,000 per year for board of directors’ meetings and up to a maximum of $12,000 per year for committee meetings, except that the chairman of each committee receives $4,000 for each such committee meeting attended, up to a maximum of $16,000 per year. The following table sets forth information with respect to each non-employee director’s compensation for the year ended December 31, 2023. The dollar amounts shown for Stock Awards represent the grant date fair value of the restricted stock awards or stock options granted during the fiscal year calculated in accordance with ASC Topic 718.

	Fees Earned
	or Paid	Stock	Option
Name	in Cash	Awards	Awards	Total
Mark DiSanto (1) (2)	$24,000	$15,100	$21,544	$60,644
Howard Liebman (1) (2)	$28,000	$15,100	$21,544	$64,644
Deborah Weinswig (1) (2)	$21,000	$15,100	$21,544	$57,644
James Fielding (1) (2)	$12,000	$15,100	$21,544	$48,644

(1)	On August 23, 2023, each non-employee directory was granted 10,000 shares of restricted stock pursuant to the terms and conditions of the 2021 Equity Incentive Plan. Such shares of restricted stock will vest evenly over approximately

19 months, whereby 50% shall vest on April 1, 2024 and 50% shall vest on April 1, 2025. Notwithstanding the foregoing, each grantee may extent the vesting date of all or a portion of the restricted shares by six months and, thereafter one or more times may further extend such date with respect to all or a portion of the restricted shares until the next following October 1 or April 1, as the case may be. The grant date fair value of the shares was $1.51 per share.
(2)	On August 23, 2023, each non-employee director was granted options to purchase 25,000 shares of stock pursuant to the terms and conditions of the 2021 Equity Incentive Plan. Such options will vest evenly over approximately 19 months, whereby 50% shall vest on April 1, 2024 and 50% shall vest on April 1, 2025. The exercise price of the options is $1.51 per share.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of April 3, 2024, the number of shares of common stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each named executive officer and director of the Company, and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose of or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power. Unless otherwise indicated, the address for such person is c/o Xcel Brands, Inc., 550 Seventh Avenue, 11th Floor, New York, New York 10018.

The percentages below are calculated based on 23,492,117 shares of common stock issued and outstanding as of April 3, 2023:

	Number of
	Shares
	of Common
	Stock	Percent
	Beneficially	Beneficially
Name and Address	Owned	Owned
Named executive officers and directors:
Robert W. D’Loren (1)	7,793,399	33.17%
James F. Haran (2)	204,018	*
Seth Burroughs (3)	372,513	1.59
Howard Liebman (4)	196,165	*
Mark DiSanto (5)	1,841,915	7.81
Deborah Weinswig (6)	148,000	*
James Fielding (7)	140,000	*

All directors and executive officers as a group (7 persons) (8)	10,696,010	44.84

5% Shareholders:
Isaac Mizrahi (9)	2,366,882	10.03

*  Less than 1%.

(1)	Consists of (i) 2,017,829 shares held by Mr. D’Loren, (ii) 607,317 shares owned by Irrevocable Trust of Rose Dempsey (or the Irrevocable Trust) of which Mr. D’Loren and Mr. DiSanto are the trustees and as to which Mr. D’Loren has sole voting and dispositive power, (iii) 1,988,390 shares of common stock held in the name of Isaac Mizrahi, (iv) 1,056,667 shares of common stock held in the name of Hilco Trading, LLC, and (v) 2,123,196 shares of common stock as to which holders thereof granted to Mr. D’Loren irrevocable proxy and attorney-in-fact with respect to the shares. Certain holders or grantees have entered into certain agreements, pursuant to which appoint a person designated by our board of directors as their irrevocable proxy and attorney-in-fact with respect to the shares set forth in clauses (iii), (iv), and (v). Mr. D’Loren does not have any pecuniary interest in these shares described in clauses (iii), (iv), and (v) and disclaims beneficial ownership thereof. Does not include 326,671 shares held by the D’Loren Family Trust (or the Family Trust) of which Mark DiSanto is a trustee and has sole voting and dispositive power. Does not include 2,578,947 options that are not yet exercisable.
(2)	Consists of (i) 204,018 shares of common stock. Does not include 552,632 options that are not yet exercisable.
(3)	Consists of (i) 372,513 shares of common stock. Does not include 368,421 options that are not yet exercisable.
(4)	Consists of (i) 36,165 shares of common stock, (ii) 70,000 restricted shares, and (iii) immediately exercisable options to purchase 90,000 shares.
(5)	Consists of (i) 26,500 shares of common stock, (ii) 326,671 shares held by the D’Loren Family Trust, of which Mark DiSanto is trustee and has sole voting and dispositive power over the shares held by the D’Loren Family Trust, (iii) 1,296,352 shares held by Mark X. DiSanto Investment Trust, of which Mark DiSanto is trustee and has sole voting and dispositive power over the shares held by the Trust, (iv) 20,000 restricted shares, (v) 90,000 shares issuable upon exercise of warrants and options that have vested, and (vi) 82,392 shares held by other trusts, of which Mark DiSanto is trustee and has sole voting and dispositive power over the shares held by the trusts.
(6)	Consists of (i) 58,000 restricted shares and (ii) immediately exercisable options to purchase 90,000 shares.
(7)	Consists of (i) 30,000 shares of common stock, (ii) 20,000 restricted shares, and (iii) immediately exercisable options to purchase 90,000 shares.

(8)	Includes (i) 4,392,440 shares of common stock, (ii) 168,000 restricted shares, (iii) 360,000 shares issuable upon exercise of options that are currently exercisable, and (iv) 5,775,570 other shares of common stock as to which holders thereof granted to Mr. D’Loren irrevocable proxy and attorney-in-fact with respect to the shares.
(9)	Consists of (i) 2,266,882 shares of common stock and (ii) immediately exercisable options to purchase 100,000 shares.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

IM Topco, LLC

The Company holds a noncontrolling interest in IM Topco, LLC (“IM Topco”), which is accounted for under the equity method of accounting.

Services Agreement

On May 31, 2022, the Company entered into a services agreement with IM Topco, pursuant to which the Company provides certain design and support services (including assistance with the operations of the interactive television business and related talent support) to IM Topco in exchange for payments of $300,000 per year.

In November 2023, the services agreement was amended such that the Company agreed to provide IM Topco with a $600,000 reduction of future service fees over the next eighteen months, beginning on July 1, 2023.

For the year ended December 31, 2023, the Company recognized service fee income related to this agreement of $150,000.

License Agreement

On May 31, 2022, the Company entered into a license agreement with IM Topco, pursuant to which IM Topco granted the Company a license to use certain Isaac Mizrahi trademarks on and in connection with the design, manufacture, distribution, sale, and promotion of women’s sportswear products in the United States and Canada during the term of the agreement, in exchange for the payment of royalties in connection therewith. The initial term of this agreement was set to end on December 31, 2026, and provided guaranteed minimum royalties to IM Topco of $400,000 per year.

Effective December 16, 2022, the license agreement between IM Topco and Xcel was terminated in favor of a new similar license agreement between IM Topco and an unrelated third party. However, as part of the termination of the May 31, 2022 license agreement, Xcel provided a guarantee to IM Topco for the payment of any difference between (i) the royalties received by IM Topco from the unrelated third party under the new agreement and (ii) the amount of guaranteed royalties that IM Topco would have received from Xcel under the May 31, 2022 agreement. For the year ended December 31, 2023, the estimated amount of such shortfall was approximately $325,000, which the Company recognized as royalty expense in the consolidated statements of operations.

In November 2023, the Company, WHP, and IM Topco entered into an amendment of the May 27, 2022 membership purchase agreement, under which the parties agreed to waive the purchase price adjustment provision until the measurement period ending March 31, 2024 (see Note 3 for details). In exchange, Xcel agreed to make additional royalty payments to IM Topco totaling $450,000 the next 11 months. As a result of this amendment, the Company recognized a $450,000 increase to the carrying value basis of its equity method investment in IM Topco and a corresponding increase in current liabilities.

Isaac Mizrahi

Isaac Mizrahi is a principal stockholder and former employee of the Company.

Employment Agreement

On February 24, 2020, the Company entered into an employment agreement with Mr. Mizrahi for him to continue to serve as Chief Design Officer of the Isaac Mizrahi Brand. This employment agreement remained in effect through May 31, 2022. On May 31, 2022, this agreement was transferred to IM Topco as part of the transaction in which the Company sold a majority interest in the Isaac Mizrahi Brand trademarks to a third party (WHP).

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

In addition, on May 31, 2022, all 522,500 unvested shares of restricted stock of the Company held by Mr. Mizrahi (for which all stock-based compensation expense had been previously recognized in prior periods) were immediately vested, with 240,000 of such shares being surrendered for cancellation in satisfaction of withholding tax obligations. Also on May 31, 2022, the Company issued 33,557 additional shares of common stock of the Company (valued at $50,000) to Mr. Mizrahi, which vested immediately, and made a $100,000 cash payment to Mr. Mizrahi

Laugh Club Services Agreement

On February 24, 2020 the Company entered into a services agreement with Laugh Club, an entity wholly-owned by Mr. Mizrahi, pursuant to which Laugh Club provided services to Mr. Mizrahi necessary for Mr. Mizrahi to perform his services pursuant to the employment agreement. The Company paid Laugh Club an annual fee of $0.72 million for such services. This services agreement remained in effect through May 31, 2022. On May 31, 2022, this agreement was transferred to IM Topco as part of the transaction in which the Company sold a majority interest in the Isaac Mizrahi Brand trademarks to a third party (WHP).

ORME

On December 4, 2023, the Company acquired a 30% equity ownership interest in Orme Live, Inc. (“ORME”), a short-form video and social commerce marketplace that is planned to launch in 2024, for a purchase price of $150,000. ORME licenses the technology utilized by its marketplace from KonnectBio Inc., in which Robert W. D’Loren, the Company’s Chairman of the Board, Chief Executive Officer, and President, owns an approximate 20% noncontrolling interest.

Equity Transactions

On March 15, 2024, the Company entered into an underwriting agreement with Craig-Hallum Capital Group LLC (the “Representative”), as the representative of the underwriters, relating to a firm commitment underwritten public offering (the “Offering”) of 3,284,421 shares of the Company’s common stock at a price to the public of $0.65 per share. In connection with the Offering, Robert W. D’Loren, Chairman and Chief Executive Officer of the Company; an affiliate of Mark DiSanto, a director of the Company; and Seth Burroughs, Executive Vice President of Business Development and Treasury of the Company, purchased 146,250, 146,250, and 32,500 shares of common stock, respectively.

The closing of the Offering occurred on March 19, 2024. The net proceeds to the Company from the sale of the shares, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company, are expected to be approximately $1,735,000.

Upon closing of the Offering, the Company issued the Representative certain warrants to purchase up to 178,953 shares of common stock (the “Representative’s Warrants”) as compensation. The Representative’s Warrants will be exercisable at a per share exercise price of $0.8125. The Representative’s Warrants are exercisable, in whole or in part, during the four and one-half-year period commencing 180 days from the commencement of sales of the shares of common stock in the Offering.

On March 14, 2024, the Company entered into subscription agreements with each of Robert W. D’Loren, Chairman and Chief Executive Officer of the Company; an affiliate of Mark DiSanto, a director of the Company; and Seth Burroughs, Executive Vice President of Business Development and Treasury of the Company to purchase 132,589, 132,589, and 29,464 shares, respectively (collectively, the “Private Placement Shares”), at a price of $0.98 per Private Placement Share. The total number of Private Placement Shares purchased was 294,642. Net proceeds after payment of agent fees to the Representative were approximately $265,000. The purchase of the Private Placement Shares closed concurrently with the Offering.

The aggregate number of shares of common stock issued from the Offering and the Private Placement was 3,579,063 shares and the total net proceeds received was approximately $2,000,000.

Item 14.   Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed or to be billed for professional services rendered by our Independent Registered Public Accounting Firm, Marcum LLP, for the audit of our annual consolidated financial statements, review of our consolidated financial statements included in our quarterly reports, and other fees that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements for the years ended December 31, 2023 and 2022 were approximately $453,000 and $353,000, respectively.

Audit-Related Fees

There were no fees billed by our Independent Registered Public Accounting Firm for audit-related services for the fiscal years ended December 31, 2023 and 2022.

Tax Fees

There were no fees billed for professional services rendered by our Independent Registered Public Accounting Firm for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2023 and 2022.

All Other Fees

There were no fees billed for non-audit services by our Independent Registered Public Accounting Firm for the fiscal years ended December 31, 2023 and 2022.

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

PART IV

Item 15.Exhibit and Financial Statement Schedules

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Xcel Brands, Inc. (7)

3.2	Third Restated and Amended Bylaws of Xcel Brands, Inc. (8)

4.1	Third Amended and Restated Equity Incentive Plan and Forms of Award Agreements (9)

4.2	2021 Equity Incentive Plan (11)

4.3	Description of Registrant’s Securities (10)

4.4	Warrant issued to G-III Apparel Group (15)

4.5	Form of Representative’s Warrant issued on March 19, 2024 (14)

9.1	Amended and Restated Voting Agreement between Xcel Brands, Inc. and IM Ready-Made, LLC, dated as of December 24, 2013 (2)

9.2	Voting Agreement between Xcel Brands, Inc. and Judith Ripka Berk, dated as of April 3, 2014 (4)

9.3	Voting Agreement dated as of December 22, 2014 by and between Xcel Brands, Inc. and H Company IP, LLC (5)

9.4	Form of Voting Agreement dated as of February 11, 2019 (1)

10.1	Employment Agreement between the Company and Robert D’Loren dated February 27, 2019 (10)

10.2	Employment Agreement between the Company and James Haran dated February 27, 2019 (10)

10.3	Employment Agreement between the Company and Seth Burroughs dated February 27, 2019 (12)

10.4	Amended and Restated Fifth Amendment, entered into as of March 14, 2014 and effective as of December 24, 2013, to the Asset Purchase Agreement filed as Exhibit 10.1 (3)

10.5	Sublease Agreement, dated as of July 8, 2015, by and between Xcel Brands, Inc. and GBG USA Inc. (6)

10.6	Membership Interest Purchase Agreement (13)

10.7	Second Amendment to Membership Interest Purchase Agreement (15)

10.8	Third Amendment to Membership Interest Purchase Agreement (15)

10.9	Term Loan Agreement between H Halston IP, LLC, as borrower, and Israel Discount Bank, as lender, dated October 19, 2023 (15)

10.10	Subscription Agreement, dated as of March 15, 2024, by and between Robert W. D’Loren and Xcel Brands, Inc. (14)

10.11	Subscription Agreement, dated as of March 15, 2024, by and between Seth Burroughs and Xcel Brands, Inc. (14)

10.12	Subscription Agreement, dated as of March 15, 2024, by and between Mark X. DiSanto Investment Trust and Xcel Brands, Inc. (14)

21.1	Subsidiaries of the Registrant (15)

23.1	Independent Registered Public Accounting Firm’s Consent (16)

31(i).1	Rule 13a-14(a)/15d-14(a) Certification (CEO) (15)

31(i).2	Rule 13a-14(a)/15d-14(a) Certification (CFO) (15)

32(i).1	Section 1350 Certification (CEO) (15)

32(i).2	Section 1350 Certification (CFO) (15)

97.1	Clawback Policy (15)

99.1

IM Topco, LLC Financial Statements as of December 31, 2023 and 2022, and for the Year Ended December 31, 2023 and Period from May 11, 2022 (inception) through December 31, 2022 and Independent Auditor’s Report (16)

101.INS	Inline XBRL Instance Document (15)

101.SCH	Inline XBRL Taxonomy Schema (15)

101.CAL	Inline XBRL Taxonomy Calculation Linkbase (15)

101.DEF	Inline XBRL Taxonomy Definition Linkbase (15)

101.LAB	Inline XBRL Taxonomy Label Linkbase (15)

101.PRE	Inline XBRL Taxonomy Presentation Linkbase (15)

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101) (15)
(1)	This Exhibit is incorporated by reference to the appropriate exhibit to the Current Report on Form 8-K, which was filed with the SEC on February 15, 2019.
(2)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on December 24, 2013.
(3)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on March 20, 2014.
(4)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on April 9, 2014.
(5)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on December 24, 2014.
(6)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on July 14, 2015.
(7)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on October 24, 2017.
(8)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on December 8, 2017.
(9)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Definitive Proxy Statement on Form DEF 14-A, which was filed with the SEC on August 15, 2016.
(10)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on April 23, 2021.
(11)	This Exhibit is incorporated by reference to the appropriate Exhibit to the revised Definitive Proxy Statement on Form DEF 14-A, which was filed with the SEC on October 20, 2021.
(12)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on April 15, 2022.
(13)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on June 3, 2022.
(14)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on March 19, 2024.
(15)	Filed herewith.
(16)	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 18, 2024	/s/ Robert W. D’Loren
Robert W. D’Loren, Chairman, President,
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title
/s/ Robert W. D’Loren	Chief Executive Officer and Chairman	April 18, 2024
Robert W. D’Loren	(Principal Executive Officer)

/s/ James F. Haran	Chief Financial Officer	April 18, 2024
James F. Haran	(Principal Financial Officer and Principal Accounting Officer)

/s/ Mark DiSanto	Director	April 18, 2024
Mark DiSanto

Director
James Fielding

/s/ Howard Liebman	Director	April 18, 2024
Howard Liebman

/s/ Deborah Weinswig	Director	April 18, 2024
Deborah Weinswig