Form 10-Q
period 2024-03-31
XCel Brands, Inc.
filed 2024-05-20
CIK 1083220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 1, 2024, there were 23,492,117 shares of common stock, $.001 par value per share, of the issuer outstanding.

XCEL BRANDS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)	(Note 1)
Assets
Current Assets:
Cash and cash equivalents	$1,552	$2,998
Accounts receivable, net of allowances for credit losses of $75 at March 31, 2024 and December 31, 2023	3,603	3,454
Inventory	445	453
Prepaid expenses and other current assets	471	398
Total current assets	6,071	7,303
Non-current Assets:
Property and equipment, net	133	634
Operating lease right-of-use assets	2,535	4,453
Trademarks and other intangibles, net	39,986	41,520
Equity method investment in IM Topco, LLC	17,070	17,585
Other assets	969	165
Total non-current assets	60,693	64,357

Total Assets	$66,764	$71,660

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$1,918	$2,236
Deferred revenue	889	889
Accrued income taxes payable	372	372
Current portion of operating lease obligations	1,278	1,258
Current portion of long-term debt	1,000	750
Current portion of contingent obligation	723	964
Total current liabilities	6,180	6,469
Long-Term Liabilities:
Deferred revenue	3,333	3,556
Long-term portion of operating lease obligations	3,694	4,021
Long-term debt, net, less current portion	3,747	3,971
Long-term portion of contingent obligation	5,432	5,432
Other long-term liabilities	506	40
Total long-term liabilities	16,712	17,020
Total Liabilities	22,892	23,489

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, and 23,452,117 and 19,795,053 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	23	20
Paid-in capital	105,904	103,861
Accumulated deficit	(60,143)	(53,849)
Total Xcel Brands, Inc. stockholders' equity	45,784	50,032
Noncontrolling interest	(1,912)	(1,861)
Total Stockholders' Equity	43,872	48,171

Total Liabilities and Stockholders' Equity	$66,764	$71,660

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Three Months Ended
	March 31,
	2024	2023
Revenues
Net licensing revenue	$2,184	$2,222
Net sales	—	3,828
Net revenue	2,184	6,050
Cost of goods sold	—	2,693
Gross profit	2,184	3,357

Direct operating costs and expenses
Salaries, benefits and employment taxes	1,933	3,465
Other selling, general and administrative expenses	2,029	3,493
Total direct operating costs and expenses	3,962	6,958

Operating loss before other operating costs and expenses	(1,778)	(3,601)

Other operating costs and expenses
Depreciation and amortization	1,589	1,797
Asset impairment charges	2,295	—
Loss from equity method investments	533	515

Operating loss	(6,195)	(5,913)

Interest and finance (income) expense
Interest expense - term loan debt	146	—
Other interest and finance charges (income), net	4	25
Total interest and finance (income) expense	150	25

Loss before income taxes	(6,345)	(5,938)

Income tax benefit	—	—

Net loss	(6,345)	(5,938)
Net loss attributable to noncontrolling interest	(51)	(295)
Net loss attributable to Xcel Brands, Inc. stockholders	$(6,294)	$(5,643)

Loss per common share attributable to Xcel Brands, Inc. stockholders:
Basic and diluted net loss per share	$(0.31)	$(0.29)
Weighted average number of common shares outstanding:
Basic and diluted weighted average common shares outstanding	20,374,920	19,633,194

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Xcel Brands, Inc. Stockholders
	Common Stock
	Number of		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance as of December 31, 2022	19,624,860	$20	$103,592	$(32,797)	$(676)	$70,139

Compensation expense related to stock options and restricted stock	—	—	51	—	—	51

Shares issued to consultant in connection with stock grant	8,334	—	6	—	—	6

Net loss	—	—	—	(5,643)	(295)	(5,938)

Balance as of March 31, 2023	19,633,194	$20	$103,649	$(38,440)	$(971)	$64,258

Balance as of December 31, 2023	19,795,053	$20	$103,861	$(53,849)	$(1,861)	$48,171

Compensation expense related to stock options and restricted stock	—	—	36	—	—	36

Contra-revenue related to warrants held by licensee	—	—	10	—	—	10

Shares issued to consultant in connection with stock grant	78,000	—	98	—	—	98

Shares issued in connection with public offering and private placement transactions, net of transaction costs	3,579,064	3	1,899	—	—	1,902

Net loss	—	—	—	(6,294)	(51)	(6,345)

Balance as of March 31, 2024	23,452,117	$23	$105,904	$(60,143)	$(1,912)	$43,872

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(6,345)	$(5,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,589	1,797
Asset impairment charges	2,295	—
Amortization of deferred finance costs included in interest expense	26	—
Stock-based compensation and cost of licensee warrants	144	57
Undistributed proportional share of net loss of equity method investees	533	515
Changes in operating assets and liabilities:
Accounts receivable	(149)	(859)
Inventory	8	(254)
Prepaid expenses and other current and non-current assets	(156)	425
Deferred revenue	(223)	240
Accounts payable, accrued expenses, accrued income taxes payable, and other current liabilities	(560)	1,156
Lease-related assets and liabilities	(237)	(54)
Other long-term liabilities	466	—
Net cash used in operating activities	(2,609)	(2,915)

Cash flows from investing activities
Purchase of property and equipment	—	(81)
Net cash used in investing activities	—	(81)

Cash flows from financing activities
Proceeds from public offering and private placement transactions, net of transaction costs	1,902	—
Net cash provided by financing activities	1,902	—

Net decrease in cash, cash equivalents, and restricted cash	(707)	(2,996)

Cash, cash equivalents, and restricted cash at beginning of period	2,998	4,608

Cash, cash equivalents, and restricted cash at end of period	$2,291	$1,612

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$1,552	$1,612
Restricted cash (reported in other non-current assets)	739	—
Total cash, cash equivalents, and restricted cash	$2,291	$1,612

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$119	$—
Cash paid during the period for income taxes	$—	$16

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

(Unaudited)

1. Nature of Operations, Background, and Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2023 (which has been derived from audited financial statements) and the unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the United States Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited consolidated financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations, financial position, and cash flows of Xcel Brands, Inc. and its subsidiaries (the “Company” or "Xcel"). The results of operations for the interim periods presented herein are not necessarily indicative of the results for the entire fiscal year or for any future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 19, 2024.

The Company is a media and consumer products company engaged in the design, licensing, marketing, live streaming, and social commerce sales of branded apparel, footwear, accessories, fine jewelry, home goods and other consumer products, and the acquisition of dynamic consumer lifestyle brands.

Currently, the Company’s brand portfolio consists of the Halston brands (the "Halston Brand"), the Judith Ripka brands (the "Ripka Brand"), the C Wonder brands (the "C Wonder Brand"), the LOGO by Lori Goldstein brand (the “Lori Goldstein Brand”), the Longaberger brand (the “Longaberger Brand”), the Isaac Mizrahi brands (the "Isaac Mizrahi Brand"), the TowerHill by Christie Brinkley brand (the “CB Brand”), and other proprietary brands.

●	The Halston Brand, Ripka Brand, C Wonder Brand, and Lori Goldstein Brand are wholly owned by the Company.
●	The Company manages the Longaberger Brand through its 50% ownership interest in Longaberger Licensing, LLC; the Company consolidates Longaberger Licensing, LLC and recognizes noncontrolling interest for the remaining ownership interest held by a third party.
●	The Company holds a noncontrolling interest in the Isaac Mizrahi Brand through its 30% ownership interest in IM Topco, LLC; the Company accounts for its interest in IM Topco, LLC using the equity method of accounting.
●	The CB Brand is a new co-branded collaboration between Xcel and Christie Brinkley, announced in 2023 and planned to launch by the end of May 2024.

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

(Unaudited)

Prior to and for a portion of 2023, the Company also engaged in wholesale and direct-to-consumer sales of products under its brands. The Company’s former wholesale and direct-to-consumer operations were presented as "Net sales" and "Cost of goods sold" in the condensed consolidated statements of operations, separately from the Company’s licensing revenues.

Liquidity and Management’s Plans

The Company incurred a net loss attributable to Company stockholders of approximately $6.3 million during the three months ended March 31, 2024 (which included non-cash expenses of approximately $4.6 million), and had an accumulated deficit of approximately $60.1 million as of March 31, 2024. Net cash used in operating activities was approximately $2.6 million for the three months ended March 31, 2024. The Company had working capital (current assets less current liabilities, excluding the current portions of lease obligations, deferred revenue, and any contingent obligations payable in common stock) of approximately $2.1 million as of March 31, 2024. The Company’s unrestricted cash and cash equivalents were approximately $1.6 million as of March 31, 2024. The aforementioned factors raise uncertainties about the Company’s ability to continue as a going concern.

During the year ended December 31, 2023, management implemented a plan to mitigate an expected shortfall of capital and to support future operations by shifting its business from a wholesale/licensing hybrid model into a “licensing plus” model. To affect this transition, the Company entered into various new licensing agreements and joint venture arrangements with best-in-class business partners. These restructuring initiatives were substantially completed as of June 30, 2023. Management believes that this evolution of the Company’s operating model will provide the Company with significant cost savings and allow the Company to reduce and better manage its exposure to operating risks. As of December 31, 2023, the Company had reduced payroll costs by approximately $6 million and operating expenses (excluding non-recurring charges related to the restructuring) by approximately $9 million, on an annualized basis when compared to the corresponding periods in the prior year.

Also during the year ended December 31, 2023, the Company entered into a new term loan agreement in the amount of $5 million, which provided the Company with additional liquidity.

Further, in March 2024, the Company issued new shares of common stock for net proceeds of approximately $1.9 million, which provided the Company with additional liquidity.

Based on the aforementioned events and changes, management expects that existing cash and future operating cash flows will be adequate to meet the Company’s operating needs, term debt service obligations, and capital expenditure needs, for at least the twelve months subsequent to the filing date of this Quarterly Report on Form 10-Q; therefore, such conditions and uncertainties with respect to the Company’s ability to continue as a going concern as of March 31, 2024, have been alleviated.

2.      Investments in Unconsolidated Affiliates and Variable Interest Entities

Investment in IM Topco, LLC

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

(Unaudited)

The Company accounts for its 30% interest in the ongoing operations of IM Topco as other operating costs and expenses under the equity method of accounting. Pursuant to the business venture agreement between the Company and WHP governing the operation of IM Topco, IM Topco’s net cash flow (as defined in the agreement) shall be distributed to the members during each fiscal year no less than once per fiscal quarter, as follows:

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

Based on these distribution provisions, the Company recognized an equity method loss of $0.52 million related to its investment in IM Topco for each of the three-month periods ended March 31, 2024 and 2023. For cash flow earnings (i.e., net income before intangible asset amortization expense), management allocated the amounts based on the preferences outlined above. As such, Xcel recognized no cash-based earnings for both of the periods presented. For non-cash amortization expense, management allocated the amounts based on the relative ownership of each member (i.e., 70% WHP and 30% Xcel). The equity method loss for each period presented is equal Xcel’s share of amortization expense.

Summarized financial information for IM Topco for the three months ended March 31, 2024 and 2023 is as follows:

	For the three months ended
	March 31,
($ in thousands)	2024	2023
Revenues	$2,752	$3,346
Gross profit	2,752	3,346
Loss from continuing operations	(437)	(143)
Net loss	(437)	(143)

Refer to Notes 10, 11, and 12 for other information regarding the Company’s ongoing relationship with IM Topco.

Investment in Orme Live, Inc.

In December 2023, the Company contributed $0.15 million of cash to ORME in exchange for a 30% equity ownership interest in ORME. The carrying value of this investment is included within other assets in the Company’s condensed consolidated balance sheets.

The Company accounts for its 30% interest in the operations of ORME as a component of other operating costs and expenses under the equity method of accounting. The Company’s proportional share of the operating results of ORME for the three months ended March 31, 2024 was a loss of approximately $0.02 million.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

(Unaudited)

Longaberger Licensing, LLC Variable Interest Entity

Since 2019, Xcel has been party to a limited liability company agreement with a subsidiary of Hilco Global related to Longaberger Licensing, LLC (“LL”). Hilco Global is the sole Class A Member of LL, and Xcel is the sole Class B Member of LL (each individually a “Member”). Each Member holds a 50% equity ownership interest in LL; however, based on an analysis of the contractual terms and rights contained in the LLC agreement and related agreements, the Company has previously determined that under the applicable accounting standards, LL is a variable interest entity and the Company has effective control over LL. Therefore, as the primary beneficiary, the Company has consolidated LL since 2019, and has recognized the assets, liabilities, revenues, and expenses of LL as part of its consolidated financial statements, along with a noncontrolling interest which represents Hilco Global’s 50% ownership share in LL.

3.      Trademarks and Other Intangibles

Trademarks and other intangibles, net consist of the following:

	Weighted
	Average	March 31, 2024
	Amortization	Gross Carrying	Accumulated	Net Carrying
($ in thousands)	Period	Amount	Amortization	Amount
Trademarks (finite-lived)	15 years	68,880	28,950	39,930
Copyrights and other intellectual property	8 years	429	373	56
Total		$69,309	$29,323	$39,986

	Weighted
	Average	December 31, 2023
	Amortization	Gross Carrying	Accumulated	Net Carrying
($ in thousands)	Period	Amount	Amortization	Amount
Trademarks (finite-lived)	15 years	68,880	27,431	41,449
Copyrights and other intellectual property	8 years	429	358	71
Total		$69,309	$27,789	$41,520

Amortization expense for intangible assets was approximately $1.53 million for the three-month period ended March 31, 2024 (the "current quarter") and approximately $1.54 million for the three-month period ended March 31, 2023 (the "prior year quarter").

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

Net licensing revenue from the Qurate Agreements totaled $1.61 million and $1.52 million for the current quarter and prior year quarter, respectively, representing approximately 59% and 25% of the Company’s total net revenue for the current quarter and prior year quarter, respectively.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

(Unaudited)

As of March 31, 2024 and December 31, 2023, the Company had receivables from Qurate of $1.3 million and $1.5 million, respectively, representing approximately 37% and 43% of the Company’s total net accounts receivable, respectively.

Halston Master License

On May 15, 2023, the Company, through its wholly owned subsidiaries, H Halston, LLC and H Heritage Licensing, LLC (collectively, the “Licensor”), entered into a master license agreement relating to the Halston Brand (the “Halston Master License”) with G-III Apparel Group (“G-III”), an industry-leading wholesale apparel company, for men’s and women’s apparel, men’s and women’s fashion accessories, children’s apparel and accessories, home, airline amenity and amenity kits, and such other product categories as mutually agreed upon. The Halston Master License provided for an upfront cash payment and royalties payable to the Company, including certain guaranteed minimum royalties, includes annual minimum net sales requirements, and has a twenty-five-year term (consisting of an initial five-year period, followed by a twenty-year period), subject to G-III’s right to terminate with at least 120 days’ notice prior to the end of each five-year period during the term. G-III has an option to purchase the Halston Brand for $5.0 million at the end of the twenty-five-year term, which right may be accelerated under certain conditions associated with an uncured material breach of the Halston Master License in accordance with the terms of the Halston Master License. The Licensor granted G-III a security interest in the Halston trademarks to secure the Licensor’s obligations under the Halston Master License, including to honor the obligations under the purchase option.

As a result of the upfront cash payment and guaranteed minimum royalties discussed above, the Company has recognized $4.2 million and $4.4 million of deferred revenue contract liabilities on its condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively. As of December 31, 2023, $0.9 million of the contract liability balance was classified as a current liability and approximately $3.5 million was classified as a long-term liability. As of March 31, 2024, $0.9 million of the contract liability balance was classified as a current liability and approximately $3.3 million was classified as a long-term liability.

The balance of the deferred revenue contract liabilities will be recognized ratably as revenue over the next 4.13 years. Net licensing revenue recognized from the Halston Master License was $0.6 million for the current quarter, representing approximately 30% of the Company’s total net revenue for the current quarter.

5. Leases

The Company is party to operating leases for real estate, and for certain equipment with a term of 12 months or less. The Company is currently not a party to any finance leases.

Lease expense (net of sublease income) included in selling, general and administrative expenses on the Company’s condensed consolidated statements of operations was approximately $0.2 million and $0.4 million for the current quarter and prior year quarter, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was approximately $0.4 million in both the current quarter and prior year quarter.

1333 Broadway

The Company has an operating lease for offices located at 1333 Broadway, 10th floor, New York, New York, which commenced on March 1, 2016 and expires on October 30, 2027. The average annual fixed rent over the term of this lease is approximately $1.3 million per year, and the lease requires the Company to pay additional rents related to increases in certain taxes and other costs on the property.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

(Unaudited)

On January 26, 2024, the Company (as sublessor) entered into an agreement for the sublease of the offices located at 1333 Broadway to a third-party subtenant through October 30, 2027. The average annual fixed rent over the term of the sublease is approximately $0.8 million per year. As a result of entering into the sublease, the Company recognized a non-cash impairment charge of approximately $1.9 million effective February 29, 2024 (which was determined to be the date of a fundamental change to the use of the 1333 Broadway premises) related to the right-of-use asset. Also in connection with entering into the sublease, the Company recognized a non-cash impairment charge of approximately $0.4 million during the current quarter related to leasehold improvement assets at this location.

As of March 31, 2024, the Company’s lease of 1333 Broadway has a remaining lease term of approximately 3.58 years, and the lease liability recorded on the Company’s condensed consolidated balance sheet is measured using a discount rate of 6.25%.

550 Seventh Avenue

Effective February 29, 2024, the Company entered into an operating lease for new corporate offices located at 550 Seventh Avenue, 11th floor, New York, New York. This lease commenced in April 2024 and expires in April 2031. The average annual lease cost over the term of this lease is approximately $0.5 million per year. As of March 31, 2024, no right-of-use asset or lease liability was recorded in the Company’s condensed consolidated balance sheet related to this lease, as the lease had not yet commenced.

Future Lease Obligations

As of March 31, 2024, the maturities of lease obligations were as follows:

Amount
Year	(in thousands)
2024 (April 1 through December 31)	$1,164
2025	1,552
2026	1,552
2027	1,294
Total lease payments	5,562
Less: Discount	590
Present value of lease liabilities	4,972
Current portion of lease liabilities	1,278
Non-current portion of lease liabilities	$3,694

6. Debt

The Company’s net carrying amount of debt was comprised of the following:

	March 31,	December 31,
($ in thousands)	2024	2023
Term loan debt	$5,000	$5,000
Unamortized deferred finance costs related to term loan debt	(253)	(279)
Total	4,747	4,721
Current portion of debt	1,000	750
Long-term debt	$3,747	$3,971

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

(Unaudited)

On October 19, 2023, H Halston IP, LLC (the “Borrower”), a wholly owned indirect subsidiary of Xcel Brands, Inc., entered into a term loan agreement with Israel Discount Bank of New York (“IDB”). Pursuant to this loan agreement, IDB made a term loan to the Company in the aggregate amount of $5.0 million. The proceeds of this term loan were used to pay fees, costs, and expenses incurred in connection with entering into the loan agreement, and may be used for working capital purposes. Such costs incurred in connection with the borrowing included a commitment fee paid to IDB, plus various legal and other fees. These fees and costs totaling $0.3 million have been deferred on the Company’s balance sheet as a reduction of the carrying value of the term loan debt, and are being amortized to interest expense over the term of the debt using the effective interest method.

In connection with this term loan agreement, the Borrower and H Licensing, LLC (“H Licensing”), a wholly owned subsidiary of Xcel, entered into a security agreement (the “Security Agreement”) in favor of IDB, and Xcel entered into a Membership Interest Pledge Agreement (the “Pledge Agreement”) in favor of IDB. Pursuant to the Security Agreement, the Borrower and H Licensing granted to IDB a security interest in substantially all of their respective assets, other than the trademarks owned by the Borrower and H Licensing, to secure the Borrower’s obligations under the October 2023 loan agreement.  Pursuant to the Pledge Agreement, Xcel granted to IDB a security interest in its membership interests in H Licensing to secure the Borrower’s obligations under the October 2023 loan agreement.

The term loan matures on October 19, 2028. Principal on the term loan is payable in quarterly installments of $250,000 on each of January 2, April 1, July 1, and October 1 of each year, commencing on April 1, 2024. The Borrower has the right to prepay all or any portion of the term loan at any time without penalty.

As of March 31, 2024, the aggregate remaining principal payments under the term loan were as follows:

Amount of
($ in thousands)	Principal
Year Ending December 31,	Payment
2024 (April 1 through December 31)	$750
2025	1,000
2026	1,000
2027	1,000
2028	1,250
Total	$5,000

Interest on the term loan accrues at “Term SOFR” (as defined in the loan agreement as the forward-looking term rate based on secured overnight financing rate as administered by the Federal Reserve Bank of New York for an interest period equal to one month on the day that is two U.S. Government Securities Business Days prior to the first day of each calendar month) plus 4.25% per annum. Interest on the term loan is payable on the first day of each calendar month. In addition, on October 19, 2023, the Borrower also entered into a swap agreement with IDB, pursuant to which IDB will pay the Borrower Term SOFR plus 4.25% per annum on the notional amount of the swap in exchange for the Borrower paying IDB 9.46% per annum on such notional amount. The term and declining notional amount of the swap agreement is aligned with the amortization of the October 2023 term loan principal amount. The fair value of this swap agreement was immaterial as of March 31, 2024 and December 31, 2023.

For the current quarter, the Company incurred interest expense (including both interest paid in cash and the amortization of deferred finance costs) related to term loan debt of approximately $0.15 million, reflecting an effective interest rate of approximately 11.6%.

The term loan agreement also contains customary covenants, including reporting requirements, trademark preservation, and certain financial covenants including annual guaranteed minimum royalty ratio, annual fixed charge coverage ratio,

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

(Unaudited)

and minimum cash balance levels, all as specified and defined in the loan agreement. The Company was in compliance with all applicable covenants under the loan agreement as of and for all periods presented in the financial statements.

7. Stockholders’ Equity

Public Offering and Private Placement Transactions

On March 15, 2024, the Company entered into an underwriting agreement with Craig-Hallum Capital Group LLC (the “Representative”), as the representative of the underwriters, relating to a firm commitment underwritten public offering (the “Offering”) of 3,284,422 shares of the Company’s common stock at a price to the public of $0.65 per share.

The closing of the Offering occurred on March 19, 2024. The net proceeds to the Company from the sale of the shares, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company, were approximately $1.7 million.

Upon closing of the Offering, the Company issued the Representative certain warrants to purchase up to 182,952 shares of common stock (the “Representative’s Warrants”) as compensation, which amount was offset against the proceeds received. The Representative’s Warrants will be exercisable at a per share exercise price of $0.8125. The Representative’s Warrants are exercisable, in whole or in part, during the four and one-half-year period commencing 180 days from the commencement of sales of the shares of common stock in the Offering.

In connection with the Offering, on March 14, 2024, the Company entered into subscription agreements with each of Robert W. D’Loren, Chairman and Chief Executive Officer of the Company; an affiliate of Mark DiSanto, a director of the Company; and Seth Burroughs, Executive Vice President of Business Development and Treasury of the Company to purchase 132,589, 132,589, and 29,464 shares, respectively (collectively, the “Private Placement Shares”), at a price of $0.98 per Private Placement Share. The total number of Private Placement Shares purchased was 294,642. Net proceeds after payment of agent fees to the Representative were approximately $0.3 million. The purchase of the Private Placement Shares closed concurrently with the Offering.

The aggregate number of shares of common stock issued from the Offering and the Private Placement was 3,579,064 shares and the total net proceeds received was approximately $1.9 million.

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

Stock-based Compensation

The Company accounts for stock-based compensation by recognizing the fair value of such compensation as an operating expense over the service period of the award or term of the corresponding contract, as applicable. Forfeitures are accounted for as a reduction of compensation cost in the period when such forfeitures occur. For stock option awards for which vesting is contingent upon the achievement of certain performance targets, the timing and amount of compensation expense

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

(Unaudited)

recognized is based upon the Company’s projections and estimates of the relevant performance metric(s) until the time the performance obligation is satisfied. Expense for such awards is recognized only to the extent that the achievement of the specified performance target(s) has been met or is considered probable.

Total expense recognized for all forms of stock-based compensation was approximately $0.13 million and $0.06 million for the current quarter and prior year quarter, respectively. For both periods, substantially all of the expense was related to directors and consultants, and was recorded as operating costs within “other selling, general and administrative expenses” in the accompanying condensed consolidated statements of operations.

Stock Options

A summary of the Company’s stock options activity for the current quarter is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding at January 1, 2024	5,148,540	$2.03	4.26	$—
Granted	—	—
Exercised	—	—
Expired/Forfeited	(259,500)	4.21
Outstanding at March 31, 2024, and expected to vest	4,889,040	$1.91	4.24	$—
Exercisable at March 31, 2024	1,139,040	$2.58	1.78	$—

Compensation expense related to stock options for the current quarter and the prior year quarter was approximately $0.02 million and $0.03 million, respectively. Total unrecognized compensation expense related to unvested stock options at March 31, 2024 was approximately $0.05 million and is expected to be recognized over a weighted average period of approximately 0.97 years.

A summary of the Company’s non-vested stock options activity for the current quarter is as follows:

Weighted
Average
	Number of	Grant Date
	Options	Fair Value
Balance at January 1, 2024	3,750,000	$0.05
Granted	—	—
Vested	—	—
Forfeited or Canceled	—	—
Balance at March 31, 2024	3,750,000	$0.05

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

(Unaudited)

Stock Awards

A summary of the Company’s restricted stock activity for the current quarter is as follows:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2024	333,333	$3.69
Granted	78,000	1.25
Vested	(78,000)	1.25
Expired/Forfeited	—	—
Outstanding at March 31, 2024	333,333	$3.69

On January 12, 2024, the Company issued 78,000 shares of common stock to a consultant, which shares vested immediately.

Compensation expense related to stock awards was approximately $0.11 million for the current quarter and approximately $0.03 million for the prior year quarter. Total unrecognized compensation expense related to unvested restricted stock grants at March 31, 2024 was approximately $0.04 million and is expected to be recognized over a weighted average period of approximately 0.96 years.

Restricted Stock Units

There were no restricted stock units outstanding as of March 31, 2024 and December 31, 2023, and no restricted stock units have been issued since the inception of the 2021 Plan.

Shares Available Under the Company’s Equity Incentive Plans

At March 31, 2024, there were 3,025,941 shares of common stock available for future award grants under the 2021 Plan.

Shares Reserved for Issuance

As of March 31, 2024, there were 8,031,046 shares of common stock reserved for issuance, including 4,511,755 shares reserved pursuant to unexercised warrants and stock options previously granted under the 2011 Plan, 493,350 shares reserved pursuant to unexercised stock options granted under the 2021 Plan, and 3,025,941 shares available for issuance under the 2021 Plan.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

(Unaudited)

Warrants

A summary of the Company’s warrants activity for the current quarter is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	(in Years)	Value
Outstanding and exercisable at January 1, 2024	1,116,065	$1.67	8.46	$—
Issued	182,952	0.81
Exercised	—	—
Expired/Forfeited	—	—
Outstanding at March 31, 2024	1,299,017	$1.55	7.75	$—
Exercisable at March 31, 2024	116,065	$3.15	0.30	$—

Warrants issued during the current quarter were related to the March 19, 2024 Offering (see “Public Offering and Private Placement Transactions” above for details). There was no compensation expense recognized during the current quarter related to these warrants.

In connection with the entrance into the Halston Master License (see Note 4), the Company issued to G-III a ten-year warrant to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $1.50 per share, which vests based upon certain annual royalty targets being satisfied under the license agreement. The fair value of this warrant is being recognized as a reduction of revenue over the term of the related license agreement, with an offsetting increase to stockholders’ equity as additional paid-in capital. The amount of contra-revenue recorded related to this warrant during the current quarter was approximately $0.01 million. As of March 31, 2024, no portion of this warrant had vested.

Excluding the contra-revenue recognized with respect to the Halston Master License warrant, there was no compensation expense related to warrants recognized in the current quarter or prior year quarter.

8.    Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options and warrants, using the treasury stock method. Diluted EPS excludes all potentially dilutive shares of common stock if their effect is anti-dilutive.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

(Unaudited)

The following table is a reconciliation of the numerator and denominator of the basic and diluted net loss per share computations for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
Numerator:
Net loss attributable to Xcel Brands, Inc. stockholders (in thousands)	$(6,294)	$(5,643)

Denominator:
Basic weighted average number of shares outstanding	20,374,920	19,633,194
Add: Effect of warrants	—	—
Add: Effect of stock options	—	—
Diluted weighted average number of shares outstanding	20,374,920	19,633,194

Basic net loss per share	$(0.31)	$(0.29)
Diluted net loss per share	$(0.31)	$(0.29)

As a result of the net loss for the current quarter and prior year quarter, the Company calculated diluted EPS using basic weighted average shares outstanding for such periods, as utilizing diluted shares would be anti-dilutive to loss per share for such periods.

The computation of diluted EPS excludes the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended
	March 31,
	2024	2023
Stock options	4,889,040	5,368,780
Warrants	1,299,017	116,065
Total	6,188,057	5,484,845

9.    Income Taxes

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

(Unaudited)

10.    Related Party Transactions

IM Topco, LLC

As described in Note 2, the Company holds a noncontrolling interest in IM Topco, which is accounted for under the equity method of accounting.

Service Agreement

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

The Company recognized service fee income related to this agreement of $37,500 and $75,000 for the current quarter and prior year quarter, respectively.

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

Effective December 16, 2022, the license agreement between IM Topco and Xcel was terminated in favor of a new similar license agreement between IM Topco and an unrelated third party. However, as part of the termination of the May 31, 2022 license agreement, Xcel provided a guarantee to IM Topco for the payment of any difference between (i) the royalties received by IM Topco from the unrelated third party under the new agreement and (ii) the amount of guaranteed royalties that IM Topco would have received from Xcel under the May 31, 2022 agreement. For the prior year quarter, the estimated amount of such shortfall was approximately $60,000, which the Company recognized as royalty expense in the condensed consolidated statements of operations.

In November 2023, the Company, WHP, and IM Topco entered into an amendment of the May 27, 2022 membership purchase agreement, under which Xcel agreed to make additional royalty payments to IM Topco totaling $450,000 over the next 11 months. As a result of this amendment, the Company recognized a $450,000 increase to the carrying value basis of its equity method investment in IM Topco and a corresponding increase in current liabilities. No amounts were paid to IM Topco during the current quarter, and as of March 31, 2024, the remaining payments due totaled $375,000.

Financing Transactions

Public Offering and Private Placement Transactions

In connection with the Offering of 3,284,422 shares of the Company’s common stock at a price to the public of $0.65 per share which was consummated on March 19, 2024 (see Note 7 for additional details), Robert W. D’Loren, Chairman and Chief Executive Officer of the Company; an affiliate of Mark DiSanto, a director of the Company; and Seth Burroughs, Executive Vice President of Business Development and Treasury of the Company, purchased 146,250, 146,250, and

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

(Unaudited)

32,500 shares, respectively, at $0.65 per share, the same price at which the shares were sold to other purchasers in the Offering.

In connection with the Offering, on March 14, 2024, the Company entered into subscription agreements with each of Mr. D’Loren, Mr. DiSanto, and Mr. Burroughs to purchase 132,589, 132,589, and 29,464 shares, respectively (collectively, the “Private Placement Shares”), at a price of $0.98 per Private Placement Share. The total number of Private Placement Shares purchased was 294,642. Net proceeds after payment of agent fees to the Representative were approximately $0.3 million. The purchase of the Private Placement Shares closed concurrently with the Offering.

11.    Commitments and Contingencies

Contingent Obligation – Isaac Mizrahi Transaction

In connection with the May 31, 2022 transaction related to the sale of a majority interest in the Isaac Mizrahi Brand, the Company agreed with WHP that, in the event that IM Topco receives less than $13.3 million in aggregate royalties for any four consecutive calendar quarters over a three-year period ending on May 31, 2025, WHP would be entitled to receive from Xcel up to $16 million, less all amounts of net cash flow distributed to WHP on an accumulated basis, as an adjustment to the purchase price previously paid by WHP. Such amount would be payable by the Company in either cash or equity interests in IM Topco held by the Company. In November 2023, this agreement was amended such that the purchase price adjustment provision was waived until the measurement period ending March 31, 2024. The purchase price adjustment provision was subsequently further amended in April 2024 (see Note 12 for details).

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

As of December 31, 2022, based on the performance of the Lori Goldstein brand to date, approximately $0.2 million of additional consideration was earned by the seller, and this $0.2 million of additional consideration was paid to the seller during 2023.

Based on the performance of the Lori Goldstein through December 31, 2023, approximately $1.0 million of incremental additional consideration was earned by the seller, which will be paid out in 2024. During the current quarter, the Company paid approximately $0.3 million of the $1.0 million earned, and as of March 31, 2024, $0.7 million of the remaining balance was recorded as a current liability and $5.4 million was recorded as a long-term liability.

Legal Matters

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

(Unaudited)

With the exception of the matter described in detail below, in the opinion of management, based on consultations with legal counsel, the disposition of litigation currently pending against the Company is unlikely to have, individually or in the aggregate, a materially adverse effect on the Company’s business, financial position, results of operations, or cash flows.

On February 16, 2024, counsel to Lori Goldstein, a brand spokesperson for the Company, advised the Company that the Company was in material breach of the Asset Purchase Agreement dated March 31, 2021 (the “Asset Purchase Agreement”) by and among Gold Licensing LLC (“Gold” and, together with Xcel, the ”Xcel Parties”), a subsidiary of the Company, and Lori Goldstein and Lori Goldstein, Ltd. (“LG Ltd” and, together with Lori Goldstein, the “LG Parties”) for failure to pay $963,642 earned in 2023 in accordance with the earn-out provisions of the agreement. The Company does not dispute the amount of the Lori Goldstein Earn-Out that was achieved in 2023, and advised Ms. Goldstein that due to the alleged breaches described below, the Company was not willing to pay this amount at such time. The Company subsequently paid approximately $241,000 of the earn-out payment.

On May 2, 2024, the Xcel Parties made a written demand for arbitration and commenced an arbitration proceeding against the LG Parties for, among other things, alleged breaches of the Asset Purchase Agreement and alleged breaches of Ms. Goldstein’s employment agreement with the Company. The Company is seeking compensatory damages and consequential damages. Additionally, on May 2, 2024, the Company terminated the employment agreement and the consulting agreement between the Company and LG Ltd. The parties are negotiating to resolve all outstanding disputes and, if an agreement is reached, it may include, among other things, a disposition of the Lori Goldstein brands and related assets to LG Ltd. By agreement between the Company and Ms. Goldstein, while negotiations continue, Ms. Goldstein is continuing to comply with her material obligations to QVC. There can be no assurance that these disputes will be resolved in a manner favorable to the Company or at all.

As of the filing date of this Quarterly Report on Form 10-Q, there have been no definitive agreements or terms agreed to by the parties, and it is not certain when or if an agreement will be executed.

12.    Subsequent Events

IM Topco

On April 12, 2024, the Company, WHP, and IM Topco entered into amendments of the May 27, 2022 (and as subsequently amended) membership purchase agreement and the related business venture agreement. Under these amendments, the parties agreed to the following:

●	The purchase price adjustment provision within the membership purchase agreement was waived until the measurement period ending September 30, 2025.
●	If IM Topco royalties are less than $13.5 million for the twelve-month period ending March 31, 2025 or less than $18.0 million for the year ending December 31, 2025, Xcel shall transfer equity interests in IM Topco to WHP equal to 12.5% of the total outstanding equity interests of IM Topco, such that Xcel’s ownership interest in IM Topco would decrease from 30% to 17.5%, and WHP’s ownership interest in IM Topco would increase from 70% to 82.5%. In addition, Xcel shall be obligated to make such transfer to WHP if Xcel fails to make certain payments owed to IM Topco by October 10, 2024 under the second amendment (which totaled $375,000 as of December 31, 2023 and March 31, 2024). In April 2024, Xcel paid $100,000 of this amount to WHP.
●	On and after January 1, 2026, WHP shall receive 50% of the Net Cash Flow which would otherwise be payable to Xcel, until WHP has received an aggregate amount of additional Net Cash Flow equal to $1.0 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements that are not historical facts contained in this report are forward-looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks are detailed in the Risk Factors section of our Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on April 19, 2024. The words “believe,” “anticipate,” “expect,” “continue,” “estimate,” “appear,” “suggest,” “goal,” “potential,” “predicts,” “seek,” “will,” “confident,” “project,” “provide,” “plan,” “likely,” “future,” “ongoing,” “intend,” “may,” “should,” “would,” “could,” “guidance,” and similar expressions identify forward-looking statements.

Overview

Xcel Brands, Inc. (“Xcel,” the “Company,” “we,” “us,” or “our”) is a media and consumer products company engaged in the design, licensing, marketing, live streaming, and social commerce sales of branded apparel, footwear, accessories, fine jewelry, home goods and other consumer products, and the acquisition of dynamic consumer lifestyle brands. Xcel was founded in 2011 with a vision to reimagine shopping, entertainment, and social media as one thing. Currently, the Company’s brand portfolio consists of the following:

●	the Halston Brand, Ripka Brand, C Wonder Brand, and Lori Goldstein Brand, which are wholly owned by the Company.
●	the Longaberger Brand, which we manage through our 50% ownership interest in Longaberger Licensing, LLC, and the CB Brand, which is a co-owned brand between Xcel and Christie Brinkley; and
●	the Isaac Mizrahi Brand, in which we hold a 30% noncontrolling interest and continue to contribute to the operations of the brand through a service agreement.

We also own a 30% interest in ORME Live Inc., a short-form video and social commerce marketplace that launched in the first quarter of 2024.

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

Our objective is to build a diversified portfolio of lifestyle consumer products brands through organic growth and the strategic acquisition of new brands. To grow our brands, we are focused on the following primary strategies:

●	distribution and/or licensing of our brands for sale through interactive television (e.g., QVC, HSN, The Shopping Channel, JTV, etc.);
●	licensing of our brands to retailers that sell to the end consumer;
●	direct-to-consumer distribution of our brands through e-commerce and live streaming;
●	licensing our brands to manufacturers and retailers for promotion and distribution through e-commerce, social commerce, and traditional brick-and-mortar retail channels; and

●	acquiring additional consumer brands and integrating them into our operating platform, and leveraging our operating infrastructure and distribution relationships.

We believe that Xcel offers a unique value proposition to our retail and direct-to-consumer customers and our licensees for the following reasons:

●	our management team, including our officers’ and directors’ experience in, and relationships within the industry;
●	our deep knowledge, expertise, and proprietary technology in live streaming and social commerce;
●	our design, sales, marketing, and technology platform that enables us to design trend-right product; and
●	our significant media and internet presence.

Summary of Operating Results

Three months ended March 31, 2024 (the “current quarter”) compared with the three months ended March 31, 2023 (the “prior year quarter”)

Revenues

Current quarter net revenue decreased approximately $3.9 million to $2.2 million from $6.1 million for the prior year quarter. This decline was almost entirely attributable to the decrease in net product sales to zero, due to the exit from our wholesale apparel and fine jewelry sales operations and outsourcing of our Longaberger business as part of the restructuring and transformation of our business operating model in 2023. Net licensing revenue was approximately $2.2 million in both the current quarter and prior year quarter, and with a decrease of less than 2% was essentially flat year-over-year.

Cost of Goods Sold

Current quarter cost of goods sold was zero, compared with $2.7 million for the prior year quarter. This was driven by the aforementioned exit from our wholesale and direct-to-consumer operations as part of the 2023 business model restructuring.

Direct Operating Costs and Expenses

Direct operating costs and expenses decreased approximately $3.0 million from $7.0 million in the prior year quarter to $4.0 million in the current quarter. This decrease was primarily attributable to the 2023 restructuring and transformation of our business operating model, which included reductions in staffing levels as well as related reductions in other overhead costs.

Other Operating Costs and Expenses (Income)

Depreciation and amortization expense was approximately $1.6 million and $1.8 million in the current quarter and prior year quarter, respectively.

We recognized equity method losses related to our equity investments in unconsolidated affiliates (IM Topco, LLC and Orme Live Inc.) of $0.53 million and $0.52 million for the current quarter and prior year quarter, respectively, due to the operations of those businesses and the distribution provisions applicable to each.

During the current quarter, we recognized asset impairment charges of $2.3 million related to our exit from and sublease of our offices at 1333 Broadway, of which $1.9 million related to the operating lease right-of-use asset and $0.4 million related to leasehold improvements at that location.

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

Net Loss Attributable to Xcel Brands, Inc. Stockholders

We had a net loss of $6.3 million for the current quarter, compared with a net loss of $5.6 million for the prior year quarter, due to the combination of the factors outlined above.

Non-GAAP Net (Loss) Income, Non-GAAP Diluted EPS, and Adjusted EBITDA

We had a non-GAAP net loss of approximately $1.8 million, or $0.09 per diluted share (“non-GAAP diluted EPS”), for the current quarter and a non-GAAP net loss of $3.6 million, or $0.18 per diluted share, for the prior year quarter. Non-GAAP net (loss) income is a non-GAAP unaudited term, which we define as net (loss) income attributable to Xcel Brands, Inc. stockholders, exclusive of amortization of trademarks, our proportional share of trademark amortization of equity method investees, stock-based compensation and cost of licensee warrants, asset impairment charges, and income taxes. Non-GAAP net income and non-GAAP diluted EPS measures do not include the tax effect of the aforementioned adjusting items, due to the nature of these items and the Company’s tax strategy.

We had Adjusted EBITDA of approximately $(1.6) million for the current quarter, compared with approximately $(3.2) million for the prior year quarter. Adjusted EBITDA is a non-GAAP unaudited measure, which we define as net (loss) income attributable to Xcel Brands, Inc. stockholders before depreciation and amortization, our proportional share of trademark amortization of equity method investees, interest and finance expenses (including loss on extinguishment of debt, if any), income taxes, other state and local franchise taxes, stock-based compensation and cost of licensee warrants, gains on sales of assets and investments, gain on lease termination, asset impairment charges, and costs associated with restructuring of operations.

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

The following table is a reconciliation of net loss attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net loss:

	Three Months Ended
	March 31,
($ in thousands)	2024	2023
Net loss attributable to Xcel Brands, Inc. stockholders	$(6,294)	$(5,643)
Amortization of trademarks	1,519	1,520
Proportional share of trademark amortization of equity method investee	515	515
Stock-based compensation and cost of licensee warrants	144	57
Asset impairment charges	2,295	—
Non-GAAP net loss	$(1,821)	$(3,551)

The following table is a reconciliation of diluted net loss per share (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted EPS:

	Three Months Ended
	March 31,
	2024	2023
Diluted net loss per share	$(0.31)	$(0.29)
Amortization of trademarks	0.07	0.08
Proportional share of trademark amortization of equity method investee	0.03	0.03
Stock-based compensation and cost of licensee warrants	0.01	0.00
Asset impairment charges	0.11	—
Non-GAAP diluted EPS	$(0.09)	$(0.18)
Non-GAAP weighted average diluted shares	20,374,920	19,633,194

The following table is a reconciliation of net loss attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Three Months Ended
	March 31,
($ in thousands)	2024	2023
Net loss attributable to Xcel Brands, Inc. stockholders	$(6,294)	$(5,643)
Asset impairment charges	2,295	—
Depreciation and amortization	1,589	1,797
Proportional share of trademark amortization of equity method investee	515	515
Interest and finance expense	150	25
State and local franchise taxes	12	21
Stock-based compensation and cost of licensee warrants	144	57
Adjusted EBITDA	$(1,589)	$(3,228)

Liquidity and Capital Resources

General

As of March 31, 2024 and December 31, 2023, our unrestricted cash and cash equivalents were $1.6 million and $3.0 million, respectively. Restricted cash at March 31, 2024 (included within other assets in the condensed consolidated balance sheet) consisted of $0.7 million of cash deposited with Israel Discount Bank of New York as collateral for a standby letter of credit associated with a real estate lease; there was no restricted cash as of December 31, 2023.

Our principal capital requirements have been to fund working capital needs, acquire new brands, and to a lesser extent, capital expenditures. Our current “licensing plus” operating model is a working capital light business model, and generally does not require material capital expenditures. As of March 31, 2024, we have no significant commitments for future capital expenditures.

Working Capital

Our working capital (current assets less current liabilities, excluding the current portion of operating lease obligations, deferred revenue, and any contingent obligations payable in common stock) was $2.1 million and $2.9 million as of March 31, 2024 and December 31, 2023, respectively.

Liquidity and Management’s Plans

We incurred a net loss attributable to Company stockholders of approximately $6.3 million during the three months ended March 31, 2024 (which included non-cash expenses of approximately $4.6 million), and had an accumulated deficit of approximately $60.1 million as of March 31, 2024. Net cash used in operating activities was approximately $2.6 million for the three months ended March 31, 2024. These factors, along with our current levels of cash and working capital, raise uncertainties about the Company’s ability to continue as a going concern.

During the year ended December 31, 2023, management implemented a plan to mitigate an expected shortfall of capital and to support future operations by shifting its business from a wholesale/licensing hybrid model into a “licensing plus” model. To affect this transition, the Company entered into various new licensing agreements and joint venture arrangements with best-in-class business partners. These restructuring initiatives were substantially completed as of June 30, 2023. Management believes that this evolution of the Company’s operating model will provide the Company with significant cost savings and allow the Company to reduce and better manage its exposure to operating risks. As of December 31, 2023, the Company had reduced payroll costs by approximately $6 million and operating expenses (excluding non-recurring charges related to the restructuring) by approximately $9 million, on an annualized basis when compared to the corresponding periods in the prior year.

Also during the year ended December 31, 2023, the Company entered into a new term loan agreement in the amount of $5 million, which provided the Company with additional liquidity.

Further, in March 2024, the Company issued new shares of common stock for net proceeds of approximately $1.9 million, which provided the Company with additional liquidity.

Based on the aforementioned events and changes, management expects that existing cash and future operating cash flows will be adequate to meet the Company’s operating needs, term debt service obligations, and capital expenditure needs, for at least the twelve months subsequent to the filing date of this Quarterly Report on Form 10-Q; therefore, such conditions and uncertainties with respect to the Company’s ability to continue as a going concern as of March 31, 2024, have been alleviated.

Commentary on the components of our cash flows for the current quarter as compared with the prior year quarter is set forth below.

Operating Activities

Net cash used in operating activities was approximately $2.61 million in the current quarter, compared with approximately $2.92 million in the prior year quarter.

The current quarter net cash used in operating activities was primarily attributable to the combination of the net loss of $(6.35) million plus non-cash items of approximately $4.59 million and the net change in operating assets and liabilities of approximately $(0.85) million. Non-cash items were primarily comprised of asset impairment charges of approximately $2.30 million, $1.59 million of depreciation and amortization, and the $0.53 million undistributed proportional share of net loss of equity method investees. The net change in operating assets and liabilities was primarily comprised of (i) a decrease in deferred revenue of approximately $(0.22) million, mainly related to the Halston Master License agreement, (ii) a decrease in various operating liabilities of $(0.56) million, and (iii) a decrease in lease-related assets and liabilities of $(0.24) million.

The prior year quarter net cash used in operating activities was primarily attributable to the combination of the net loss of $(5.94) million plus non-cash items of approximately $2.37 million and the net change in operating assets and liabilities of approximately $0.65 million. Non-cash items were primarily comprised of $1.80 million of depreciation and amortization and the $0.52 million undistributed proportional share of net loss of an equity method investee. The net change in operating assets and liabilities was primarily comprised of increases in various operating liabilities (including deferred revenue) of approximately $1.40 million, partially offset by an increase in accounts receivable of $(0.86) million.

Investing Activities

There was no net cash used in or provided by investing activities for the current quarter.

Net cash used in investing activities for the prior year quarter consisted of approximately $0.08 million of capital expenditures, primarily related to software.

Financing Activities

Net cash provided by financing activities was $1.90 million, due to the financing transactions described below.

There was no net cash used in or provided by financing activities in the prior year quarter.

Public Offering and Private Placement Transactions

On March 15, 2024, the Company entered into an underwriting agreement with Craig-Hallum Capital Group LLC (the “Representative”), as the representative of the underwriters, relating to a firm commitment underwritten public offering (the “Offering”) of 3,284,422 shares of the Company’s common stock at a price to the public of $0.65 per share.

The closing of the Offering occurred on March 19, 2024. The net proceeds to the Company from the sale of the shares, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company, were approximately $1.7 million.

Upon closing of the Offering, the Company issued the Representative certain warrants to purchase up to 182,952 shares of common stock (the “Representative’s Warrants”) as compensation. The Representative’s Warrants will be exercisable at a per share exercise price of $0.8125. The Representative’s Warrants are exercisable, in whole or in part, during the four and one-half-year period commencing 180 days from the commencement of sales of the shares of common stock in the Offering.

In connection with the Offering, on March 14, 2024, the Company entered into subscription agreements with each of Robert W. D’Loren, Chairman and Chief Executive Officer of the Company; an affiliate of Mark DiSanto, a director of the Company; and Seth Burroughs, Executive Vice President of Business Development and Treasury of the Company to purchase 132,589, 132,589, and 29,464 shares, respectively (collectively, the “Private Placement Shares”), at a price of $0.98 per Private Placement Share. The total number of Private Placement Shares purchased was 294,642. Net proceeds after payment of agent fees to the Representative were approximately $0.3 million. The purchase of the Private Placement Shares closed concurrently with the Offering.

The aggregate number of shares of common stock issued from the Offering and the Private Placement was 3,579,064 shares and the total net proceeds received was approximately $1.9 million.

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

In November 2023, this agreement was amended such that the purchase price adjustment provision was waived until the measurement period ending March 31, 2024. No amount has been recorded in the Company’s condensed consolidated balance sheets related to this contingent obligation.

In April 2024, the Company, WHP, and IM Topco, LLC entered into an amendment to this agreement, such that the purchase price adjustment provision within the membership purchase agreement was waived until the measurement period ending September 30, 2025. Additionally, the parties agreed that if IM Topco, LLC royalties are less than $13.5 million for the twelve-month period ending March 31, 2025 or less than $18.0 million for the year ending December 31, 2025, Xcel shall transfer equity interests in IM Topco, LLC to WHP, such that Xcel’s ownership interest in IM Topco, LLC would decrease from 30% to 17.5%, and WHP’s ownership interest in IM Topco, LLC would increase from 70% to 82.5%.

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

Based on the performance of the Lori Goldstein through December 31, 2023, approximately $1.0 million of incremental additional consideration was earned by the seller, which will be paid out in 2024. During the current quarter, the Company paid approximately $0.3 million of the $1.0 million earned, and as of March 31, 2024, $0.7 million of the remaining balance was recorded as a current liability and $5.4 million was recorded as a long-term liability.

Other Factors

We continue to seek to expand and diversify the types of licensed products being produced under our brands. We plan to continue to diversify the distribution channels within which licensed products are sold, in an effort to reduce dependence on any particular retailer, consumer, or market sector within each of our brands. The Halston brand, C Wonder brand, Lori Goldstein brand, and TowerHill by Christie Brinkley brand have a core business in fashion apparel and accessories. The Ripka brand is a fine jewelry business, and the Longaberger brand focuses on home good products, which we believe helps diversify our industry focus while at the same time complements our business operations and relationships.

While the 2022 sale of a majority interest in the Isaac Mizrahi brand resulted in a decrease in our revenues, as that brand represented a significant portion of our historical revenues, we are taking actions to replace those revenues in the long-term with new strategic business initiatives, as we concentrate our resources on growing our brands, launching new brands, and entering into new business partnerships. We continue to seek new opportunities, including expansion through interactive television, live streaming, and additional domestic and international licensing arrangements, and acquiring and collaborating with additional brands, launching the C Wonder by Christian Siriano business on HSN, and the planned May 2024 launch of the TowerHill by Christie Brinkley brand.

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

Nonetheless, we continue to face a number of headwinds in the current macroeconomic environment. Poor economic and market conditions, including inflation and rising consumer debt levels, may negatively impact market sentiment, decreasing the demand for apparel, footwear, accessories, fine jewelry, home goods, and other consumer products, which would adversely affect our operating income and results of operations. If we are unable to take effective measures in a timely manner to mitigate the impact of inflation and/or a potential recession, our business, financial condition, and results of operations could be adversely affected.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 19, 2024, for a discussion of our critical accounting policies and estimates. During the three months ended March 31, 2024, there were no material changes to our accounting policies.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.    CONTROLS AND PROCEDURES

A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2024, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2024, due to the material weakness described below.

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

B. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

With the exception of the matter described in detail below, in the opinion of management, based on consultations with legal counsel, the disposition of litigation currently pending against the Company is unlikely to have, individually or in the aggregate, a materially adverse effect on the Company’s business, financial position, results of operations, or cash flows.

On February 16, 2024, counsel to Lori Goldstein, a brand spokesperson for the Company, advised the Company that the Company was in material breach of the Asset Purchase Agreement dated March 31, 2021 (the “Asset Purchase Agreement”) by and among Gold Licensing LLC (“Gold” and, together with Xcel, the ”Xcel Parties”), a subsidiary of the Company, and Lori Goldstein and Lori Goldstein, Ltd. (“LG Ltd” and, together with Lori Goldstein, the “LG Parties”) for failure to pay $963,642 earned in 2023 in accordance with the earn-out provisions of the agreement. The Company does not dispute the amount of the Lori Goldstein earn-out that was achieved in 2023, and advised Ms. Goldstein that due to the alleged breaches described below, the Company was not willing to pay this amount at such time. The Company subsequently paid approximately $241,000 of the earn-out payment.

On May 2, 2024, the Xcel Parties made a written demand for arbitration and commenced an arbitration proceeding against the LG Parties for, among other things, alleged breaches of the Asset Purchase Agreement and alleged breaches of Ms. Goldstein’s employment agreement with the Company. The Company is seeking compensatory damages and consequential damages. Additionally, on May 2, 2024, the Company terminated the employment agreement and the consulting agreement between the Company and LG Ltd. The parties are negotiating to resolve all outstanding disputes and, if an agreement is reached, it may include, among other things, a disposition of the Lori Goldstein brands and related assets to LG Ltd. By agreement between the Company and Ms. Goldstein, while negotiations continue, Ms. Goldstein is continuing to comply with her material obligations to QVC. There can be no assurance that these disputes will be resolved in a manner favorable to the Company or at all.

ITEM 1A.    RISK FACTORS

We operate in a highly competitive industry that involves numerous known and unknown risks and uncertainties that could impact our operations. The risks described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 14, 2024, the Company entered into subscription agreements with each of Robert W. D’Loren, Chairman and Chief Executive Officer of the Company; an affiliate of Mark DiSanto, a director of the Company; and Seth Burroughs, Executive Vice President of Business Development and Treasury of the Company to purchase 132,589, 132,589, and 29,464 shares, respectively (collectively, the “Private Placement Shares”), at a price of $0.98 per Private Placement Share. The total number of Private Placement Shares purchased was 294,642. Net proceeds after payment of agent fees to the representative were approximately $0.3 million. The purchase of the Private Placement Shares closed on March 19, 2024.

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

Date: May 20, 2024	By:	/s/ Robert W. D’Loren
Name: Robert W. D’Loren
Title: Chairman and Chief Executive Officer

	By:	/s/ James Haran
Name: James Haran
Title: Chief Financial Officer and Vice President