Form 10-Q
period 2024-06-30
XCel Brands, Inc.
filed 2024-08-14
CIK 1083220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 12, 2024, there were 23,507,126 shares of common stock, $.001 par value per share, of the issuer outstanding.

XCEL BRANDS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
	(Unaudited)	(Note 1)
Assets
Current Assets:
Cash and cash equivalents	$924	$2,998
Accounts receivable, net of allowances for credit losses of $30 and $75 at June 30, 2024 and December 31, 2023, respectively	3,055	3,454
Inventory	407	453
Prepaid expenses and other current assets	378	398
Total current assets	4,764	7,303
Non-current Assets:
Property and equipment, net	214	634
Operating lease right-of-use assets	4,099	4,453
Trademarks and other intangibles, net	36,532	41,520
Equity method investments	16,643	17,735
Other assets	920	15
Total non-current assets	58,408	64,357

Total Assets	$63,172	$71,660

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$2,353	$2,236
Deferred revenue	989	889
Accrued income taxes payable	372	372
Current portion of operating lease obligations	1,354	1,258
Current portion of long-term debt	1,000	750
Current portion of contingent obligation	—	964
Total current liabilities	6,068	6,469
Long-Term Liabilities:
Deferred revenue	3,111	3,556
Long-term portion of operating lease obligations	5,964	4,021
Long-term debt, net, less current portion	3,524	3,971
Long-term portion of contingent obligation	—	5,432
Other long-term liabilities	430	40
Total long-term liabilities	13,029	17,020
Total Liabilities	19,097	23,489

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, and 23,492,117 and 19,795,053 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	23	20
Paid-in capital	105,946	103,861
Accumulated deficit	(59,948)	(53,849)
Total Xcel Brands, Inc. stockholders' equity	46,021	50,032
Noncontrolling interest	(1,946)	(1,861)
Total Stockholders' Equity	44,075	48,171

Total Liabilities and Stockholders' Equity	$63,172	$71,660

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues
Net licensing revenue	$2,826	$2,428	$5,010	$4,650
Net sales	128	4,353	128	8,181
Net revenue	2,954	6,781	5,138	12,831
Cost of goods sold	38	3,800	38	6,493
Gross profit	2,916	2,981	5,100	6,338

Direct operating costs and expenses
Salaries, benefits and employment taxes	1,630	2,241	3,563	5,706
Other selling, general and administrative expenses	1,490	2,943	3,519	6,436
Total direct operating costs and expenses	3,120	5,184	7,082	12,142

Operating loss before other operating costs and expenses (income)	(204)	(2,203)	(1,982)	(5,804)

Other operating costs and expenses (income)
Depreciation and amortization	1,545	1,786	3,134	3,583
Asset impairment charges	1,188	—	3,483	—
Loss from equity method investments	557	515	1,090	1,030
Gain on divestiture of Lori Goldstein Brand	(3,801)	—	(3,801)	—
Gain on sale of limited partner ownership interest	—	(351)	—	(351)
Gain on settlement of lease liability	—	(445)	—	(445)

Operating income (loss)	307	(3,708)	(5,888)	(9,621)

Interest and finance expense (income), net	146	(7)	296	18

Income (loss) before income taxes	161	(3,701)	(6,184)	(9,639)

Income tax provision (benefit)	—	—	—	—

Net income (loss)	161	(3,701)	(6,184)	(9,639)
Net loss attributable to noncontrolling interest	(34)	(233)	(85)	(528)
Net income (loss) attributable to Xcel Brands, Inc. stockholders	$195	$(3,468)	$(6,099)	$(9,111)

Earnings (loss) per common share attributable to Xcel Brands, Inc. stockholders:
Basic earnings (loss) per share	$0.01	$(0.18)	$(0.28)	$(0.46)
Diluted earnings (loss) per share	$0.01	$(0.18)	$(0.28)	$(0.46)
Weighted average number of common shares outstanding:
Basic weighted average common shares outstanding	23,491,238	19,735,500	21,933,079	19,684,630
Diluted weighted average common shares outstanding	23,539,886	19,735,500	21,933,079	19,684,630

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Xcel Brands, Inc. Stockholders
	Common Stock
	Number of		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance as of December 31, 2022	19,624,860	$20	$103,592	$(32,797)	$(676)	$70,139

Compensation expense related to stock options and restricted stock	—	—	51	—	—	51

Shares issued to consultant in connection with stock grant	8,334	—	6	—	—	6

Net loss	—	—	—	(5,643)	(295)	(5,938)

Balance as of March 31, 2023	19,633,194	20	103,649	(38,440)	(971)	64,258

Compensation expense related to stock options and restricted stock	—	—	27	—	—	27

Shares issued to consultant in connection with stock grant	58,334	—	39	—	—	39

Shares issued on exercise of stock options, net of shares surrendered for cashless exercises	9,128	—	—	—	—	—

Net income (loss)	—	—	—	(3,468)	(233)	(3,701)

Balance as of June 30, 2023	19,700,656	$20	$103,715	$(41,908)	$(1,204)	$60,623

Balance as of December 31, 2023	19,795,053	$20	$103,861	$(53,849)	$(1,861)	$48,171

Compensation expense related to stock options and restricted stock	—	—	36	—	—	36

Contra-revenue related to warrants held by licensee	—	—	10	—	—	10

Shares issued to consultant in connection with stock grant	78,000	—	98	—	—	98

Shares issued in connection with public offering and private placement transactions, net of transaction costs	3,579,064	3	1,899	—	—	1,902

Net loss	—	—	—	(6,294)	(51)	(6,345)

Balance as of March 31, 2024	23,452,117	23	105,904	(60,143)	(1,912)	43,872

Compensation expense related to stock options and restricted stock	—	—	32	—	—	32

Contra-revenue related to warrants held by licensee	—	—	10	—	—	10

Shares issued to directors in connection with restricted stock grants	40,000	—	—	—	—	—

Net income (loss)	—	—	—	195	(34)	161

Balance as of June 30, 2024	23,492,117	$23	$105,946	$(59,948)	$(1,946)	$44,075

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(6,184)	$(9,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,134	3,583
Asset impairment charges	3,483	100
Amortization of deferred finance costs included in interest expense	54	—
Stock-based compensation and cost of licensee warrants	186	122
Provision for (recovery of) credit losses	(45)	—
Undistributed proportional share of net loss of equity method investees	1,090	1,030
Gain on divestiture of Lori Goldstein brand	(3,801)	—
Gain on sale of limited partner ownership interest	—	(351)
Gain on settlement of lease liability	—	(445)
Changes in operating assets and liabilities:
Accounts receivable	444	(1,768)
Inventory	46	2,047
Prepaid expenses and other current and non-current assets	(146)	863
Deferred revenue	(345)	5,041
Accounts payable, accrued expenses, accrued income taxes payable, and other current liabilities	(555)	(1,637)
Lease-related assets and liabilities	(634)	(417)
Other long-term liabilities	390	—
Net cash used in operating activities	(2,883)	(1,471)

Cash flows from investing activities
Net proceeds from sale of assets	—	451
Purchase of property and equipment	(104)	(81)
Net cash (used in) provided by investing activities	(104)	370

Cash flows from financing activities
Proceeds from public offering and private placement transactions, net of transaction costs	1,902	—
Payment of long-term debt	(250)	—
Net cash provided by financing activities	1,652	—

Net decrease in cash, cash equivalents, and restricted cash	(1,335)	(1,101)

Cash, cash equivalents, and restricted cash at beginning of period	2,998	4,608

Cash, cash equivalents, and restricted cash at end of period	$1,663	$3,507

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$924	$3,507
Restricted cash (reported in other non-current assets)	739	—
Total cash, cash equivalents, and restricted cash	$1,663	$3,507

Supplemental disclosure of non-cash activities:
Recognition of operating lease right-of-use asset	$2,596	$—
Recognition of operating lease obligation	$2,596	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$234	$—
Cash paid during the period for income taxes	$—	$16

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2024

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

●	The Halston Brand, Ripka Brand, and C Wonder Brand are wholly owned by the Company.
●	The Company manages the Longaberger Brand through its 50% ownership interest in Longaberger Licensing, LLC; the Company consolidates Longaberger Licensing, LLC and recognizes noncontrolling interest for the remaining ownership interest held by a third party.
●	The Company holds a noncontrolling interest in the Isaac Mizrahi Brand through its 30% ownership interest in IM Topco, LLC; the Company accounts for its interest in IM Topco, LLC using the equity method of accounting.
●	The CB Brand is a new co-branded collaboration between Xcel and Christie Brinkley, announced in 2023 and launched in May 2024.

The Company’s brand portfolio also included the LOGO by Lori Goldstein brand (the “Lori Goldstein Brand”) as a wholly owned brand from April 1, 2021 through June 30, 2024; the Lori Goldstein Brand was divested on June 30, 2024 (see Note 3 for additional details).

The Company also owns a 30% interest in ORME Live, Inc. (“ORME”), a short-form video and social commerce marketplace that launched in April 2024.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2024

(Unaudited)

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

Prior to and for a portion of 2023, the Company also engaged in wholesale and direct-to-consumer sales of products under its brands. The Company’s former wholesale and direct-to-consumer operations were presented as "Net sales" and "Cost of goods sold" in the condensed consolidated statements of operations, separately from the Company’s licensing revenues. The only net sales and cost of goods sold recognized for the three and six months ended June 30, 2024 were related to the final sale of certain residual jewelry inventories; as of June 30, 2024, the Company has no remaining jewelry inventory. The Company’s remaining inventory as of June 30, 2024 all relates to the Longaberger Brand, and the Company plans to sell off this remaining inventory by December 31, 2024.

Liquidity and Management’s Plans

The Company incurred a net loss attributable to Company stockholders of approximately $6.1 million during the six months ended June 30, 2024 (which included non-cash expenses of approximately $7.7 million), and had an accumulated deficit of approximately $59.9 million as of June 30, 2024. Net cash used in operating activities was approximately $2.9 million for the six months ended June 30, 2024. The Company had working capital (current assets less current liabilities, excluding the current portions of lease obligations, deferred revenue, and any contingent obligations payable in common stock) of approximately $1.1 million as of June 30, 2024. The Company’s unrestricted cash and cash equivalents were approximately $0.9 million as of June 30, 2024. The aforementioned factors raise uncertainties about the Company’s ability to continue as a going concern.

During the year ended December 31, 2023, management implemented a plan to mitigate an expected shortfall of capital and to support future operations by shifting its business from a wholesale/licensing hybrid model into a “licensing plus” model. To affect this transition, the Company entered into various new licensing agreements and joint venture arrangements with best-in-class business partners. These restructuring initiatives were substantially completed as of June 30, 2023. Management believes that this evolution of the Company’s operating model will provide the Company with significant cost savings and allow the Company to reduce and better manage its exposure to operating risks. As of December 31, 2023, the Company had reduced payroll costs by approximately $6 million and operating expenses (excluding non-recurring charges related to the restructuring) by approximately $9 million, on an annualized basis when compared to the corresponding periods in 2022.

In addition, during the first six months of 2024, management took actions which further reduced direct operating expenses to a run rate of approximately $12.5 million per annum, and going forward beginning in the third quarter of 2024, will reduce operating expenses to a run rate of approximately $10 million per annum, due to the elimination of expenses related to the Lori Goldstein Brand and reduction of executive cash compensation.

Also during the year ended December 31, 2023, the Company entered into a new term loan agreement in the amount of $5 million, which provided the Company with additional liquidity.

During the six months ended June 30, 2024, the Company issued new shares of common stock for net proceeds of approximately $1.9 million, which provided the Company with additional liquidity. Additionally, the Company entered into a divestiture transaction which relieved the Company of its contractual obligations to make future cash payments of approximately $1.0 million, and also relieved the Company of a potential future contingent obligation to make future cash payments of up to $11.3 million.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2024

(Unaudited)

Based on the aforementioned events and changes, management expects that existing cash and future operating cash flows will be adequate to meet the Company’s operating needs, term debt service obligations, and capital expenditure needs, for at least the twelve months subsequent to the filing date of this Quarterly Report on Form 10-Q; therefore, such conditions and uncertainties with respect to the Company’s ability to continue as a going concern as of June 30, 2024, have been alleviated.

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

Further, on April 12, 2024, the Company, WHP, and IM Topco entered into an amendment of the business venture agreement, such that on and after January 1, 2026, WHP shall receive 50% of the net cash flow which would otherwise be payable to Xcel, until WHP has received an aggregate amount of additional net cash flow equal to $1,000,000.

Based on these distribution provisions, the Company recognized an equity method loss related to its investment in IM Topco of $0.52 million for each of the three-month periods ended June 30, 2024 and 2023, and $1.03 million for each of the six-month periods ended June 30, 2024 and 2023. For cash flow earnings (i.e., net income before intangible asset amortization expense), management allocated the amounts based on the preferences outlined above. As such, Xcel recognized no cash-based earnings for all of the periods presented. For non-cash amortization expense, management allocated the amounts based on the relative ownership of each member (i.e., 70% WHP and 30% Xcel). The equity method loss for each period presented is equal Xcel’s share of amortization expense.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2024

(Unaudited)

Summarized financial information for IM Topco for the three and six months ended June 30, 2024 and 2023 is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
($ in thousands)	2024	2023	2024	2023
Revenues	$2,711	$3,573	$5,463	$6,919
Gross profit	2,711	3,573	5,463	6,919
(Loss) income from continuing operations	(374)	206	(771)	113
Net (loss) income	(374)	206	(771)	113

Refer to Note 11 and Note 12 for additional information regarding the Company’s ongoing relationship with IM Topco.

Investment in Orme Live, Inc.

In December 2023, the Company contributed $0.15 million of cash to ORME in exchange for a 30% equity ownership interest in ORME. The carrying value of this investment was $0.09 million and $0.15 million as of June 30, 2024 and December 31, 2023, respectively, and is included within other assets in the Company’s condensed consolidated balance sheets.

The Company accounts for its 30% interest in the operations of ORME as a component of other operating costs and expenses under the equity method of accounting. The Company’s proportional share of the operating results of ORME for the three and six months ended June 30, 2024 was a loss of approximately $0.04 million and $0.06 million, respectively.

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

3.      Divestiture Transaction

On June 21, 2024, the Company (through its wholly owned subsidiary, Gold Licensing, LLC) entered into an asset purchase agreement with Lori Goldstein and Lori Goldstein, Ltd (together the “LG Parties”), pursuant to which the Company agreed to sell, and the LG Parties agreed to purchase, substantially all of the assets of the Lori Goldstein Brand, including the “LOGO by Lori Goldstein” trademark and other intellectual property rights relating thereto. Also in conjunction with this transaction, key license agreements related to the Lori Goldstein Brand were assigned to and assumed by the LG Parties. This divestiture transaction closed on June 30, 2024.

As consideration for the sale of these assets, the parties agreed to the following:

●	The LG Parties waived their rights with respect to certain contingent consideration amounts that had been previously earned by the LG Parties (under the terms of the April 1, 2021 purchase of the assets by Xcel), and terminated their rights to any future earn-out payments.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2024

(Unaudited)

●	The Company retained the right to all royalties and fee income for net sales from licensees related to the Lori Goldstein Brand through the closing date.

●	The Company’s May 2, 2024 termination of the employment agreement and consulting agreement with the LG Parties was withdrawn and stayed until the closing date. The Company paid Ms. Goldstein and Lori Goldstein, Ltd a combined total of $25,000 as compensation for services rendered under the employment agreement and consulting agreement through June 30, 2024, and also reimbursed Ms. Goldstein for expenses incurred in the course of fulfilling her duties under the employment agreement through June 30, 2024.

●	The Company and the LG Parties entered into a mutual general release and waiver of outstanding legal disputes.

Thus, the total consideration received by the Company for this divestiture transaction was approximately $6.08 million, comprised of (i) the waiver of approximately $1.03 million of accrued earn-out payments earned by the LG Parties through June 30, 2024, plus (ii) the release of the remaining balance of approximately $5.05 million of contingent obligations recorded on the Company’s balance sheet. The remaining unamortized net book value of the Lori Goldstein intangible assets immediately prior to the sale was approximately $1.93 million, and the Company also incurred approximately $0.35 million of legal fees in connection with this transaction. As such, the Company recorded a net non-cash gain on the divestiture of the Lori Goldstein Brand of approximately $3.80 million for the three and six months ended June 30, 2024.

4.      Trademarks and Other Intangibles

Trademarks and other intangibles, net consist of the following:

	Weighted
	Average	June 30, 2024
	Amortization	Gross Carrying	Accumulated	Net Carrying
($ in thousands)	Period	Amount	Amortization	Amount
Trademarks (finite-lived)	15 years	58,580	22,100	36,480
Copyrights and other intellectual property	8 years	429	377	52
Total		$59,009	$22,477	$36,532

	Weighted
	Average	December 31, 2023
	Amortization	Gross Carrying	Accumulated	Net Carrying
($ in thousands)	Period	Amount	Amortization	Amount
Trademarks (finite-lived)	15 years	68,880	27,431	41,449
Copyrights and other intellectual property	8 years	429	358	71
Total		$69,309	$27,789	$41,520

Amortization expense for intangible assets was approximately $1.52 million for the three-month period ended June 30, 2024 (the "current quarter") and approximately $1.54 million for the three-month period ended June 30, 2023 (the "prior year quarter").

Amortization expense for intangible assets was approximately $3.06 million for the six-month period ended June 30, 2024 (the "current six months") and approximately $3.07 million for the six-month period ended June 30, 2023 (the "prior year six months").

On June 30, 2024, the Company sold certain trademarks with a net book value of approximately $1.93 million (gross carrying amount of $10.30 million and accumulated amortization of approximately $8.37 million) related to the Lori Goldstein Brand (see Note 3 for additional details).

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2024

(Unaudited)

5.      Significant Contracts and Concentrations

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

Net licensing revenue from the Qurate Agreements totaled $1.77 million and $1.63 million for the current quarter and prior year quarter, respectively, representing approximately 60% and 24% of the Company’s total net revenue for the current quarter and prior year quarter, respectively.

Net licensing revenue from the Qurate Agreements totaled $3.01 million and $3.28 million for the current six months and prior year six months, respectively, representing approximately 59% and 26% of the Company’s total net revenue for the current six months and prior year six months, respectively.

As of June 30, 2024 and December 31, 2023, the Company had receivables from Qurate of $0.77 million and $1.5 million, respectively, representing approximately 25% and 43% of the Company’s total net accounts receivable, respectively.

Due to the divestiture of the Lori Goldstein Brand on June 30, 2024 (see Note 3 for details), the Company’s total net revenue, as well as the relative proportional share of total net revenue and total accounts receivable attributable to the Qurate Agreements, will decrease in future periods; however, due to the Company’s other brands, management expects that Qurate will remain a significant licensee.

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

As a result of the upfront cash payment and guaranteed minimum royalties discussed above, the Company has recognized $4.0 million and $4.4 million of deferred revenue contract liabilities on its condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively. As of December 31, 2023, approximately $0.9 million of the contract liability balance was classified as a current liability and approximately $3.5 million was classified as a long-term liability.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2024

(Unaudited)

As of June 30, 2024, approximately $0.9 million of the contract liability balance was classified as a current liability and approximately $3.1 million was classified as a long-term liability.

The balance of the deferred revenue contract liabilities will be recognized ratably as revenue over the next 3.88 years. Net licensing revenue recognized from the Halston Master License was $0.65 million and $1.29 million for the current quarter and current six months, respectively, representing approximately 22% and 25% of the Company’s total net revenue for the current quarter and current six months, respectively.

6. Leases

The Company is party to operating leases for real estate, and for certain equipment with a term of 12 months or less. The Company is currently not a party to any finance leases.

Lease expense (net of sublease income of approximately $0.2 and $0.3 million for the current quarter and current six months, respectively) included in selling, general and administrative expenses on the Company’s unaudited condensed consolidated statements of operations was approximately $0.2 million for the current quarter, approximately $0.4 million for the prior year quarter, approximately $0.4 million for the current six months, and approximately $0.8 million for the prior year six months.

Cash paid for amounts included in the measurement of operating lease liabilities was approximately $0.4 million in both the current quarter and prior year quarter, and approximately $0.8 million in both the current six months and prior year six months.

As of June 30, 2024, the Company’s real estate leases have a weighted-average remaining lease term of approximately 4.97 years, and the lease liabilities are measured using a weighted-average discount rate of 7.71%.

1333 Broadway Lease

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

On January 26, 2024, the Company (as sublessor) entered into an agreement for the sublease of the offices located at 1333 Broadway to a third-party subtenant through October 30, 2027. The average annual fixed rent over the term of the sublease is approximately $0.8 million per year. As a result of entering into the sublease, the Company recognized a non-cash impairment charge of approximately $1.9 million effective February 29, 2024 (which was determined to be the date of a fundamental change to the use of the 1333 Broadway premises) related to the right-of-use asset. Also in connection with entering into the sublease, the Company recognized a non-cash impairment charge of approximately $0.4 million during the first quarter of 2024 related to leasehold improvement assets at this location.

During the current quarter, the Company revised its estimates of future cash flows related to the 1333 Broadway premises (primarily as a result of new information) and accordingly recognized additional impairment charges related to this lease of approximately $1.2 million. A portion of the impairment charges recorded in the current quarter were related to an understatement of the asset impairment charge reported for the first quarter of 2024; see Note 13 for additional information.

As of June 30, 2024, the Company’s lease of 1333 Broadway has a remaining lease term of approximately 3.33 years.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2024

(Unaudited)

550 Seventh Avenue Lease

Effective February 29, 2024, the Company entered into an operating lease for new corporate offices located at 550 Seventh Avenue, 11th floor, New York, New York. This lease commenced in April 2024 and expires in April 2031. The average annual lease cost over the term of this lease is approximately $0.5 million per year.

Upon commencement of the lease during the current quarter, the Company recognized a right-of-use asset and corresponding lease liability related to this lease of approximately $2.6 million; the discount rate used for the measurement of this right-of-use asset and lease liability was based on the Company’s incremental borrowing rate of 9.60%.

As of June 30, 2024, the Company’s lease of 550 Seventh Avenue has a remaining minimum lease term of approximately 7.83 years.

Future Lease Obligations

As of June 30, 2024, the maturities of future lease obligations were as follows:

Amount
Year	(in thousands)
2024 (July 1 through December 31)	$776
2025	1,926
2026	2,060
2027	1,841
2028	570
Thereafter	2,004
Total lease payments	9,177
Less: Discount	1,859
Present value of lease liabilities	7,318
Current portion of lease liabilities	1,354
Non-current portion of lease liabilities	$5,964

7. Debt

The Company’s net carrying amount of debt is comprised of the following:

	June 30,	December 31,
($ in thousands)	2024	2023
Term loan debt	$4,750	$5,000
Unamortized deferred finance costs related to term loan debt	(226)	(279)
Total	4,524	4,721
Current portion of debt	1,000	750
Long-term debt	$3,524	$3,971

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

June 30, 2024

(Unaudited)

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

As of June 30, 2024, the aggregate remaining principal payments under the term loan were as follows:

Amount of
($ in thousands)	Principal
Year Ending December 31,	Payment
2024 (July 1 through December 31)	$500
2025	1,000
2026	1,000
2027	1,000
2028	1,250
Total	$4,750

Interest on the term loan accrues at “Term SOFR” (as defined in the loan agreement as the forward-looking term rate based on secured overnight financing rate as administered by the Federal Reserve Bank of New York for an interest period equal to one month on the day that is two U.S. Government Securities Business Days prior to the first day of each calendar month) plus 4.25% per annum. Interest on the term loan is payable on the first day of each calendar month. In addition, on October 19, 2023, the Borrower also entered into a swap agreement with IDB, pursuant to which IDB will pay the Borrower Term SOFR plus 4.25% per annum on the notional amount of the swap in exchange for the Borrower paying IDB 9.46% per annum on such notional amount. The term and declining notional amount of the swap agreement is aligned with the amortization of the October 2023 term loan principal amount. The fair value of this swap agreement was immaterial as of June 30, 2024 and December 31, 2023.

For the current quarter and current six months, the Company incurred interest expense (including both interest paid in cash and the amortization of deferred finance costs) related to term loan debt of approximately $0.14 million and $0.29 million, respectively, reflecting an effective interest rate of approximately 11.6%.

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

June 30, 2024

(Unaudited)

8. Stockholders’ Equity

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

June 30, 2024

(Unaudited)

performance obligation is satisfied. Expense for such awards is recognized only to the extent that the achievement of the specified performance target(s) has been met or is considered probable.

Total expense recognized for all forms of stock-based compensation was approximately $0.03 million and $0.06 million for the current quarter and prior year quarter, respectively. Total expense recognized for all forms of stock-based compensation in the current six months and prior year six months was approximately $0.17 million and $0.12 million, respectively. For all periods presented, substantially all of the expense related to directors and consultants, and was recorded within “other selling, general and administrative expenses” in the accompanying condensed consolidated statements of operations.

Stock Options

A summary of the Company’s stock options activity for the current six months is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding at January 1, 2024	5,148,540	$2.03	4.26	$—
Granted	100,000	0.85
Exercised	—	—
Expired/Forfeited	(472,780)	3.08
Outstanding at June 30, 2024, and expected to vest	4,775,760	$1.90	4.13	$—
Exercisable at June 30, 2024	1,025,760	$2.67	1.83	$—

On April 3, 2024, the Company granted options to purchase an aggregate of 100,000 shares of common stock to non-management directors. The exercise price of the options is $0.85 per share, and 50% of the options vest on each of April 3, 2025 and April 3, 2026.

Compensation expense related to stock options for the current quarter and the prior year quarter was approximately $0.02 million and $0.02 million, respectively. Compensation expense related to stock options for the current six months and the prior year six months was approximately $0.03 million and $0.05 million, respectively. Total unrecognized compensation expense related to unvested stock options at June 30, 2024 was approximately $0.08 million and is expected to be recognized over a weighted average period of approximately 1.28 years.

A summary of the Company’s non-vested stock options activity for the current six months is as follows:

		Weighted
		Average
	Number of	Grant Date
	Options	Fair Value
Balance at January 1, 2024	3,750,000	$0.04
Granted	100,000	0.47
Vested	(100,000)	0.90
Forfeited or Canceled	—	—
Balance at June 30, 2024	3,750,000	$0.03

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2024

(Unaudited)

Stock Awards

A summary of the Company’s restricted stock activity for the current six months is as follows:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2024	333,333	$3.69
Granted	118,000	1.11
Vested	(78,000)	1.25
Expired/Forfeited	—	—
Outstanding at June 30, 2024	373,333	$3.39

On January 12, 2024, the Company issued 78,000 shares of common stock to a consultant, which vested immediately.

On April 3, 2024, the Company issued an aggregate of 40,000 shares of common stock to non-management directors, of which 50% shall vest on April 3, 2025, and 50% shall vest on April 3, 2026.

Compensation expense related to stock awards was approximately $0.02 million for the current quarter and approximately $0.05 million for the prior year quarter. Compensation expense related to stock awards was approximately $0.13 million for the current six months and approximately $0.08 million for the prior year six months. Total unrecognized compensation expense related to unvested restricted stock grants at June 30, 2024 was approximately $0.06 million and is expected to be recognized over a weighted average period of approximately 1.27 years.

Restricted Stock Units

There were no restricted stock units outstanding as of June 30, 2024 and December 31, 2023, and no restricted stock units have been issued since the inception of the 2021 Plan.

Shares Available Under the Company’s Equity Incentive Plans

At June 30, 2024, there were 2,945,291 shares of common stock available for future award grants under the 2021 Plan.

Shares Reserved for Issuance

As of June 30, 2024, there were 7,837,116 shares of common stock reserved for issuance under the Company’s Equity Incentive Plans, including 4,357,825 shares reserved pursuant to unexercised warrants and stock options previously granted under the 2011 Plan, 534,000 shares reserved pursuant to unexercised stock options granted under the 2021 Plan, and 2,945,291 shares available for issuance under the 2021 Plan.

As of June 30, 2024, there were also 1,182,952 shares of common stock reserved for issuance that were unrelated to the Company’s Equity Incentive Plans, including 1,000,000 shares reserved pursuant to unexercised warrants related to the Halston Master License (as described below) and 182,952 shares reserved pursuant to unexercised Representative’s Warrants related to the March 19, 2024 Offering (as described above).

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2024

(Unaudited)

Warrants

A summary of the Company’s warrants activity for the current six months is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	(in Years)	Value
Outstanding and exercisable at January 1, 2024	1,116,065	$1.67	8.46	$—
Issued	182,952	0.81
Exercised	—	—
Expired/Forfeited	—	—
Outstanding at June 30, 2024	1,299,017	$1.55	7.51	$—
Exercisable at June 30, 2024	116,065	$3.15	0.05	$—

Warrants issued during the current six months were related to the March 19, 2024 Offering (see “Public Offering and Private Placement Transactions” above for details). There was no compensation expense recognized during the current six months related to these warrants.

In connection with the entrance into the Halston Master License (see Note 5), the Company issued to G-III a ten-year warrant to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $1.50 per share, which vests based upon certain annual royalty targets being satisfied under the license agreement. The fair value of this warrant is being recognized as a reduction of revenue over the term of the related license agreement, with an offsetting increase to stockholders’ equity as additional paid-in capital. The amount of contra-revenue recorded related to this warrant during the current quarter and current six months was approximately $0.01 million and $0.02 million, respectively. As of June 30, 2024, no portion of this warrant had vested.

Excluding the contra-revenue recognized with respect to the Halston Master License warrant, there was no compensation expense related to warrants recognized in any of the periods presented.

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2024

(Unaudited)

The following table is a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share computations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to Xcel Brands, Inc. stockholders (in thousands)	$195	$(3,468)	$(6,099)	$(9,111)

Denominator:
Basic weighted average number of shares outstanding	23,491,238	19,735,500	21,933,079	19,684,630
Add: Effect of warrants	291	—	—	—
Add: Effect of stock options	48,357	—	—	—
Diluted weighted average number of shares outstanding	23,539,886	19,735,500	21,933,079	19,684,630

Basic net income (loss) per share	$0.01	$(0.18)	$(0.28)	$(0.46)
Diluted net income (loss) per share	$0.01	$(0.18)	$(0.28)	$(0.46)

As a result of the net loss for prior year quarter, current six months, and prior year six months, the Company calculated diluted EPS using basic weighted average shares outstanding for such periods, as utilizing diluted shares would be anti-dilutive to loss per share for such periods.

The computation of diluted EPS excludes the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Stock options	4,615,760	5,119,420	4,775,760	5,119,420
Warrants	1,297,952	1,116,065	1,299,017	1,116,065
Total	5,913,712	6,235,485	6,074,777	6,235,485

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2024

(Unaudited)

10.    Income Taxes

The estimated annual effective income tax rate for the current quarter and the prior year quarter was approximately 0%, resulting in an income tax provision (benefit) of $0. The effective tax rate differed from the federal statutory rate due to the recording of a valuation allowance against the provision (benefit) and any deferred tax assets or liabilities that would have otherwise been recognized, as it was considered not more likely than not that any net operating losses generated during each period will be utilized in future periods.

The estimated annual effective income tax rate for the current six months and the prior year six months was approximately 0% for both periods, resulting in an income tax benefit of $0 for both periods. The effective tax rate differed from the federal statutory rate due to the recording of a valuation allowance against the benefit that would have otherwise been recognized, as it was considered not more likely than not that the net operating losses generated during each period will be utilized in future periods.

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

For the three and six months ended June 30, 2023, the Company recognized service fee income related to this agreement of $75,000 and $150,000, respectively, which is included within net licensing revenue in the condensed consolidated statements of operations.

In November 2023, the services agreement was amended such that the Company agreed to provide IM Topco with a $600,000 reduction of future service fees over the next eighteen months, beginning on July 1, 2023. In April 2024, the services agreement was further amended to set the service fees at $150,000 per year beginning with the fiscal year ending December 31, 2024. In addition under the April 2024 amendment, IM Topco is required to prepay the service fees for the year ending December 31, 2025 at specified dates during 2024.

For the three and six months ended June 30, 2024, the Company recognized service fee income related to this agreement of $37,500 and $75,000, respectively, which is included within net licensing revenue in the condensed consolidated statements of operations.

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2024

(Unaudited)

Effective December 16, 2022, the license agreement between IM Topco and Xcel was terminated in favor of a new similar license agreement between IM Topco and an unrelated third party. However, as part of the termination of the May 31, 2022 license agreement, Xcel provided a guarantee to IM Topco for the payment of any difference between (i) the royalties received by IM Topco from the unrelated third party under the new agreement and (ii) the amount of guaranteed royalties that IM Topco would have received from Xcel under the May 31, 2022 agreement. For the three and six months ended June 30, 2023, the estimated amount of such shortfall was approximately $60,000 and $120,000, respectively, which the Company recognized as royalty expense in the condensed consolidated statements of operations

In November 2023, the Company, WHP, and IM Topco entered into an amendment of the May 27, 2022 membership purchase agreement, under which Xcel agreed to make additional royalty payments to IM Topco totaling $450,000 over the next 11 months. As a result of this amendment, the Company recognized a $450,000 increase to the carrying value basis of its equity method investment in IM Topco and a corresponding increase in current liabilities. During the current quarter and current six months, the Company paid $100,000 to IM Topco. As of June 30, 2024, the remaining payments due totaled $275,000, which is reflected within accounts payable, accrued expenses and other current liabilities in the condensed consolidated balance sheets.

Financing Transactions

Public Offering and Private Placement Transactions

In connection with the Offering of 3,284,422 shares of the Company’s common stock at a price to the public of $0.65 per share which was consummated on March 19, 2024 (see Note 8 for additional details), Robert W. D’Loren, Chairman and Chief Executive Officer of the Company; an affiliate of Mark DiSanto, a director of the Company; and Seth Burroughs, Executive Vice President of Business Development and Treasury of the Company, purchased 146,250, 146,250, and 32,500 shares, respectively, at $0.65 per share, the same price at which the shares were sold to other purchasers in the Offering.

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

12.    Commitments and Contingencies

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

June 30, 2024

(Unaudited)

adjustment to the purchase price previously paid by WHP. Such amount would be payable by the Company in either cash or equity interests in IM Topco held by the Company.

In November 2023, this agreement was initially amended such that the purchase price adjustment provision was waived until the measurement period ending March 31, 2024.

On April 12, 2024, this agreement was further amended such that the purchase price adjustment provision within the membership purchase agreement was waived until the measurement period ending September 30, 2025. This amendment also provided that if IM Topco royalties are less than $13.5 million for the twelve-month period ending March 31, 2025 or less than $18.0 million for the year ending December 31, 2025, Xcel shall transfer equity interests in IM Topco to WHP equal to 12.5% of the total outstanding equity interests of IM Topco, such that Xcel’s ownership interest in IM Topco would decrease from 30% to 17.5%, and WHP’s ownership interest in IM Topco would increase from 70% to 82.5%. In addition, under the amendment, Xcel shall be obligated to make such transfer to WHP if Xcel fails to make certain payments owed to IM Topco by October 10, 2024 under the amended license agreement (see Note 11).

No amount has been recorded in the accompanying condensed consolidated balance sheets related to this contingent obligation.

Contingent Obligation – Lori Goldstein Earn-Out

In connection with the April 1, 2021 purchase of the Lori Goldstein trademarks, the Company had agreed to pay the seller additional cash consideration (the “Lori Goldstein Earn-Out”) of up to $12.5 million, based on royalties earned during the six calendar year period commencing in 2021. The Lori Goldstein Earn-Out was initially recorded as a liability of $6.6 million, based on the difference between the fair value of the acquired assets of the Lori Goldstein Brand and the total consideration paid, in accordance with the guidance in ASC Subtopic 805-50.

As of December 31, 2022, based on the performance of the Lori Goldstein Brand to date, approximately $0.2 million of additional consideration was earned by the seller, and this $0.2 million of additional consideration was paid to the seller during 2023. Based on the performance of the Lori Goldstein Brand through December 31, 2023, approximately $1.0 million of incremental additional consideration was earned by the seller, which would have been paid out in 2024. During the first quarter of 2024, the Company paid approximately $0.3 million of the $1.0 million earned.

During the current quarter, as a result of the divestiture of the Lori Goldstein Brand (as described in Note 3), the seller waived their rights with respect to the Lori Goldstein Earn-Out amounts that had been previously earned and had not yet been paid, and terminated their rights to any future payments under the Lori Goldstein Earn-Out. As a result, the Company de-recognized approximately $1.03 million of accrued Lori Goldstein Earn-Out payments and the remaining balance of approximately $5.05 million of contingent obligations recorded on the Company’s balance sheet. As of June 30, 2024, there were no liability amounts remaining on the Company’s balance sheet related to the Lori Goldstein Earn-Out.

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2024

(Unaudited)

13.    Correction of an Error

During the review of the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2024, the Company identified an error in the calculation of previously recorded asset impairment charges. This error resulted in an understatement of the asset impairment charges reported for the three months ended March 31, 2024. Based on management’s evaluation of SEC Staff Accounting Bulletins Nos. 99 and 108 and interpretations therewith, the Company concluded that the aforementioned error was not material to the Company’s previously filed condensed consolidated financial statements for the three months ended March 31, 2024. This is further supported by the fact that this error is of a non-cash nature, does not impact the Company’s non-GAAP measures of operating performance (non-GAAP Net Income and Adjusted EBITDA), and would not likely have materially impacted a reasonable investor’s opinion of the Company’s financial condition and results of operations.

Because the correction of this error was not deemed to be material to the results for the three months ended March 31, 2024, and does not represent an out-of-period error for the six-month period ended June 30, 2024, the Company recorded the correction as an out-of-period adjustment in the three-month period ended June 30, 2024. Refer to the table below for details of the correction:

Condensed Consolidated Statements of Operations:	For the Three Months Ended June 30, 2024
(in thousands, except per share data)	Before Adjustment	Adjustment	As Reported
Asset impairment charges	$590	$598	$1,188
Net income (loss) attributable to Xcel Brands, Inc. stockholders	$793	$(598)	$195
Earnings (loss) per common share attributable to Xcel Brands, Inc. stockholders - basic and diluted	$0.03	$(0.02)	$0.01

14.    Subsequent Events

On July 30, 2024, the Company entered into amendments to the employment agreements dated February 27, 2019 with each of Robert W. D’Loren, its Chairman of the Board, Chief Executive Officer and President, and Seth Burroughs, its Executive Vice President of Business Development. Pursuant to each amendment, the Company agreed with the respective executive officer that commencing July 16, 2024 and ending December 31, 2025, the executive officer shall accept and the Company shall pay for each month 40% of such executive officer’s pro rata portion of Base Salary (as defined in the respective employment agreement) for each such month through the issuance of shares of the Company’s common stock. The shares of common stock will be issued on the last day of each month, and the number of shares issuable for a month to Mr. D’Loren and Mr. Burroughs shall be determined by dividing 40% of executive officer’s pro-rated Base Salary for such month by the closing sale price of the Company’s common stock on the last trading day of such month. Each of Mr. D’Loren and Mr. Burroughs are permitted to pay the withholding tax through the exchange of a portion of the shares.

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

Overview

Xcel Brands, Inc. (“Xcel,” the “Company,” “we,” “us,” or “our”) is a media and consumer products company engaged in the design, licensing, marketing, live streaming, and social commerce sales of branded apparel, footwear, accessories, fine jewelry, home goods and other consumer products, and the acquisition of dynamic consumer lifestyle brands. Xcel was founded in 2011 with a vision to reimagine shopping, entertainment, and social media as one thing. Currently, the Company’s brand portfolio consists of the following:

●	the Halston Brand, Ripka Brand, and C Wonder Brand, which are wholly owned by the Company;
●	the TowerHill by Christie Brinkley brand, which is a new co-branded collaboration between Xcel and Christie Brinkley that launched in May 2024;
●	the Longaberger Brand, which we manage through our 50% ownership interest in Longaberger Licensing, LLC; and
●	the Isaac Mizrahi Brand, in which we hold a 30% noncontrolling interest and continue to contribute to the operations of the brand through a service agreement.

Our brand portfolio also included the LOGO by Lori Goldstein brand (the “Lori Goldstein Brand”) as a wholly owned brand from April 1, 2021 through June 30, 2024; the Lori Goldstein Brand was divested on June 30, 2024.

The Company also currently owns a 30% interest in ORME Live Inc., a short-form video and social commerce marketplace that launched in April 2024.

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

Summary of Operating Results

Three months ended June 30, 2024 (the “current quarter”) compared with the three months ended June 30, 2023 (the “prior year quarter”)

Revenues

Current quarter net revenue decreased approximately $3.8 million to $3.0 million from $6.8 million for the prior year quarter.

This decline was primarily attributable to the $4.2 million decrease in net product sales from $4.4 million in the prior year quarter to $0.1 million in the current quarter, due to the exit from our wholesale apparel and fine jewelry sales operations and outsourcing of our Longaberger business as part of the restructuring and transformation of our business operating model in 2023. The only net product sales in the current quarter were related to the final sale of certain residual jewelry inventories; as of June 30, 2024, the Company has no remaining jewelry inventory.

Partially offsetting the decrease in net product sales was an increase of approximately $0.4 million in net licensing revenue from $2.4 million in the prior year quarter to $2.8 million in the current quarter. This increase was primarily attributable to the new licensing agreements with best-in-class business partners that we entered into in 2023, most notably the Halston Master License with G-III Apparel Group, as well as significantly increased revenues generated by the C Wonder by Christian Siriano business on HSN and the launch of TowerHill by Christie Brinkley brand in May 2024.

Due to the June 30, 2024 divestiture of the Lori Goldstein Brand, we expect that our total net revenue, as well as the relative proportional share of our total net revenue and total accounts receivable attributable to the Qurate Agreements, will decrease in future periods; however, due to our anticipated growth from our other brands, we expect that Qurate will remain a significant licensee.

Cost of Goods Sold

Current quarter cost of goods sold was less than $0.1 million, compared with $3.8 million for the prior year quarter. This was driven by the aforementioned exit from our wholesale and direct-to-consumer operations as part of the 2023 business model restructuring.

Direct Operating Costs and Expenses

Direct operating costs and expenses decreased approximately $2.1 million from $5.2 million in the prior year quarter to $3.1 million in the current quarter. This decrease was primarily attributable to the 2023 restructuring and transformation of our business operating model, which included reductions in staffing levels as well as related reductions in other overhead costs.

Other Operating Costs and Expenses (Income)

Depreciation and amortization expense was approximately $1.5 million and $1.8 million in the current quarter and prior year quarter, respectively.

We recognized equity method losses related to our equity investments in unconsolidated affiliates (IM Topco, LLC and Orme Live Inc.) of $0.56 million and $0.52 million for the current quarter and prior year quarter, respectively, due to the operations of those businesses and the distribution provisions applicable to each. The equity method losses for each quarter related to IM Topco, LLC consisted of $0.52 million of amortization expense of the Isaac Mizrahi intellectual property assets.

During the current quarter, we recognized a $3.80 million gain on the divestiture of the Lori Goldstein Brand. The consideration received from this transaction was non-cash in nature, and consisted of approximately $6.08 million of relief from certain accrued earn-out payments and the release of contingent obligations under contractual agreements with the buyer. The net book value of the intangible assets sold was approximately $1.93 million, and we also incurred approximately $0.35 million of legal fees in connection with the sale.

Also during the current quarter, we recognized additional asset impairment charges of $1.2 million related to our exit from and sublease of our former offices at 1333 Broadway.

During the prior year quarter, we recognized a gain of $0.35 million related to the sale of a limited partner ownership interest in an unconsolidated affiliate, which was entered into in 2016, and a gain of $0.44 million related to a lease termination settlement with the landlord of our former retail store location.

Income Taxes

The estimated annual effective income tax rate for the current quarter and the prior year quarter was approximately 0%, resulting in an income tax provision (benefit) of $0. The effective tax rate differed from the federal statutory rate due to the recording of a valuation allowance against the provision (benefit) and any deferred tax assets or liabilities that would have otherwise been recognized, as it was considered not more likely than not that the net operating losses generated during each period will be utilized in future periods.

Net Income (Loss) Attributable to Xcel Brands, Inc. Stockholders

We had net income of $0.2 million for the current quarter, compared with a net loss of $3.5 million for the prior year quarter, due to the combination of the factors outlined above.

Non-GAAP Net Income (Loss), Non-GAAP Diluted EPS, and Adjusted EBITDA

We had a non-GAAP net loss of approximately $0.3 million, or $0.01 per diluted share (“non-GAAP diluted EPS”), for the current quarter and a non-GAAP net loss of $2.1 million, or $0.10 per diluted share, for the prior year quarter. Non-GAAP net income (loss) is a non-GAAP unaudited term, which we define as net income (loss) attributable to Xcel Brands, Inc. stockholders, exclusive of amortization of trademarks, income (loss) from equity method investments, stock-based compensation and cost of licensee warrants, gains on sales of assets and investments, gain on lease termination, asset impairment charges, and income taxes (if any). Non-GAAP net income and non-GAAP diluted EPS measures do not include the tax effect of the aforementioned adjusting items, due to the nature of these items and the Company’s tax strategy.

We had Adjusted EBITDA of approximately $(0.04) million for the current quarter, compared with approximately $(1.3) million for the prior year quarter. Adjusted EBITDA is a non-GAAP unaudited measure, which we define as net (loss) income attributable to Xcel Brands, Inc. stockholders before asset impairment charges, depreciation and amortization, income (loss) from equity method investments, interest and finance expenses (including loss on extinguishment of debt, if any), accretion of lease liability for exited lease, income taxes (if any), other state and local franchise taxes, stock-based compensation and cost of licensee warrants, gains on sales of assets and investments, gain on lease termination, asset impairment charges, and losses from discontinued businesses.

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

The following table is a reconciliation of net income (loss) attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net loss:

	Three Months Ended
	June 30,
($ in thousands)	2024	2023
Net income (loss) attributable to Xcel Brands, Inc. stockholders	$195	$(3,468)
Amortization of trademarks	1,520	1,525
Loss from equity method investments	557	515
Stock-based compensation and cost of licensee warrants	42	65
Gains on sales of assets and investments	(3,801)	(351)
Gain on lease termination	—	(445)
Asset impairment charges	1,188	100
Non-GAAP net loss	$(299)	$(2,059)

The following table is a reconciliation of diluted earnings (loss) per share (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted EPS:

	Three Months Ended
	June 30,
	2024	2023
Diluted earnings (loss) per share	$0.01	$(0.18)
Amortization of trademarks	0.07	0.08
Loss from equity method investments	0.02	0.03
Stock-based compensation and cost of licensee warrants	0.00	0.00
Gains on sales of assets and investments	(0.16)	(0.01)
Gain on lease termination	—	(0.02)
Asset impairment charges	0.05	—
Non-GAAP diluted EPS	$(0.01)	$(0.10)
Non-GAAP weighted average diluted shares	23,491,238	19,735,500

The following table is a reconciliation of net income (loss) attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Three Months Ended
	June 30,
($ in thousands)	2024	2023
Net income (loss) attributable to Xcel Brands, Inc. stockholders	$195	$(3,468)
Asset impairment charges	1,188	100
Depreciation and amortization	1,545	1,786
Loss from equity method investments	557	515
Interest and finance expense (income)	146	(7)
Accretion of lease liability for exited lease	76	—
State and local franchise taxes	12	23
Stock-based compensation and cost of licensee warrants	42	65
Gains on sales of assets and investments	(3,801)	(351)
Gain on lease termination	—	(445)
Losses from discontinued businesses	—	495
Adjusted EBITDA	$(40)	$(1,287)

Six months ended June 30, 2024 (the “current six months”) compared with the six months ended June 30, 2024 (the “prior year six months”)

Revenues

Current six months net revenue decreased approximately $7.7 million to $5.1 million from $12.8 million for the prior year six months.

This decline was primarily attributable to the $8.1 million decrease in net product sales from $8.2 million in the prior year six months to $0.1 million in the current six months, due to the exit from our wholesale apparel and fine jewelry sales operations and outsourcing of our Longaberger business as part of the restructuring and transformation of our business operating model in 2023. The only net product sales in the current six months were related to the final sale of certain residual jewelry inventories; as of June 30, 2024, the Company has no remaining jewelry inventory.

Partially offsetting the decrease in net product sales was an increase of approximately $0.4 million in net licensing revenue from approximately $4.6 million in the prior year six months to $5.0 million in the current six months. This increase was primarily attributable to the new licensing agreements with best-in-class business partners that we entered into in 2023, most notably the Halston Master License with G-III Apparel Group, as well as significantly increased revenues generated by the C Wonder by Christian Siriano business on HSN.

Due to the June 30, 2024 divestiture of the Lori Goldstein Brand, we expect that our total net revenue, as well as the relative proportional share of our total net revenue and total accounts receivable attributable to the Qurate Agreements, will decrease in future periods; however, due to our anticipated growth from our other brands, we expect that Qurate will remain a significant licensee.

Cost of Goods Sold

Current six months cost of goods sold was less than $0.1 million, compared with $8.2 million for the prior year six months. This was driven by the aforementioned exit from our wholesale and direct-to-consumer operations as part of the 2023 business model restructuring.

Direct Operating Costs and Expenses

Direct operating costs and expenses decreased approximately $5.0 million from $12.1 million in the prior year six months to $7.1 million in the current six months. This decrease was primarily attributable to the 2023 restructuring and transformation of our business operating model, which included reductions in staffing levels as well as related reductions in other overhead costs.

Other Operating Costs and Expenses (Income)

Depreciation and amortization expense was approximately $3.1 million and $3.6 million in the current six months and prior year six months, respectively.

We recognized equity method losses related to our equity investments in unconsolidated affiliates (IM Topco, LLC and Orme Live Inc.) of $1.09 million and $1.03 million for the current six months and prior year six months, respectively, due to the operations of those businesses and the distribution provisions applicable to each. The equity method losses for each six-month period related to IM Topco, LLC consisted of $1.03 million of amortization expense of the Isaac Mizrahi intellectual property assets.

During the current six months, we recognized a $3.80 million gain on the divestiture of the Lori Goldstein Brand. The consideration received from this transaction was non-cash in nature, and consisted of approximately $6.08 million of relief from certain accrued earn-out payments and the release of contingent obligations under contractual agreements with the buyer. The net book value of the intangible assets sold was approximately $1.93 million, and we also incurred approximately $0.35 million of legal fees in connection with the sale.

During the current six months, we recognized asset impairment charges of approximately $3.5 million related to our exit from and sublease of our offices at 1333 Broadway, of which approximately $3.1 million related to the operating lease right-of-use asset and approximately $0.4 million related to leasehold improvements at that location.

During the prior year six months, we recognized a gain of $0.35 million related to the sale of a limited partner ownership interest in an unconsolidated affiliate, which was entered into in 2016, and a gain of $0.44 million related to a lease termination settlement with the landlord of our former retail store location.

Income Taxes

The estimated annual effective income tax rate for the current six months and the prior year six months was approximately 0% for both periods, resulting in an income tax benefit of $0 for both periods.

For both the periods, the effective tax rate differed from the federal statutory rate due to the recording of a valuation allowance against the benefit that would have otherwise been recognized, as it was considered not more likely than not that the net operating losses generated during each period will be utilized in future periods.

Net Loss Attributable to Xcel Brands, Inc. Stockholders

We had a net loss of $6.1 million for the current six months, compared with a net loss of $9.1 million for the prior year six months, due to the combination of the factors outlined above.

Non-GAAP Net (Loss) Income, Non-GAAP Diluted EPS, and Adjusted EBITDA

We had a non-GAAP net loss of approximately $2.1 million, or $0.10 per diluted share for the current six months and a non-GAAP net loss of $5.6 million, or $0.28 per diluted share, for the prior year six months.

The following table is a reconciliation of net loss attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net loss:

	Six Months Ended
	June 30,
($ in thousands)	2024	2023
Net loss attributable to Xcel Brands, Inc. stockholders	$(6,099)	$(9,111)
Amortization of trademarks	3,039	3,045
Loss from equity method investments	1,090	1,030
Stock-based compensation and cost of licensee warrants	186	122
Gains on sales of assets and investments	(3,801)	(351)
Gain on lease termination	—	(445)
Asset impairment charges	3,483	100
Non-GAAP net loss	$(2,102)	$(5,610)

The following table is a reconciliation of diluted loss per share (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted EPS:

	Six Months Ended
	June 30,
	2024	2023
Diluted loss per share	$(0.28)	$(0.46)
Amortization of trademarks	0.14	0.15
Loss from equity method investments	0.05	0.05
Stock-based compensation and cost of licensee warrants	0.01	0.01
Gains on sales of assets and investments	(0.17)	(0.01)
Gain on lease termination	—	(0.02)
Asset impairment charges	0.15	0.00
Non-GAAP diluted EPS	$(0.10)	$(0.28)
Non-GAAP weighted average diluted shares	21,933,079	19,684,630

We had Adjusted EBITDA of approximately $(1.6) million for the current six months, compared with approximately $(3.3) million for the prior year six months.

The following table is a reconciliation of net loss attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Six Months Ended
	June 30,
($ in thousands)	2024	2023
Net loss attributable to Xcel Brands, Inc. stockholders	$(6,099)	$(9,111)
Asset impairment charges	3,483	100
Depreciation and amortization	3,134	3,583
Loss from equity method investments	1,090	1,030
Interest and finance expense	296	18
Accretion of lease liability for exited lease	76	—
State and local franchise taxes	24	44
Stock-based compensation and cost of licensee warrants	186	122
Gains on sales of assets and investments	(3,801)	(351)
Gain on lease termination	—	(445)
Losses from discontinued businesses	—	1,728
Adjusted EBITDA	$(1,611)	$(3,282)

Liquidity and Capital Resources

General

As of June 30, 2024 and December 31, 2023, our unrestricted cash and cash equivalents were $0.9 million and $3.0 million, respectively. Restricted cash at June 30, 2024 (included within other assets in the condensed consolidated balance sheet) consisted of $0.7 million of cash deposited with Israel Discount Bank of New York as collateral for a standby letter of credit associated with a real estate lease; there was no restricted cash as of December 31, 2023.

Our principal capital requirements have been to fund working capital needs, acquire new brands, and to a lesser extent, capital expenditures. Our current “licensing plus” operating model is a working capital light business model, and generally does not require material capital expenditures. As of June 30, 2024, we have no significant commitments for future capital expenditures.

Working Capital

Our working capital (current assets less current liabilities, excluding the current portion of operating lease obligations, deferred revenue, and any contingent obligations payable in common stock) was $1.1 million and $2.9 million as of June 30, 2024 and December 31, 2023, respectively.

Liquidity and Management’s Plans

We incurred a net loss attributable to Company stockholders of approximately $6.1 million during the six months ended June 30, 2024 (which included non-cash expenses of approximately $7.7 million), and had an accumulated deficit of approximately $59.9 million as of June 30, 2024. Net cash used in operating activities was approximately $2.9 million for the six months ended June 30, 2024. These factors, along with our current levels of cash and working capital, raise uncertainties about the Company’s ability to continue as a going concern.

During the year ended December 31, 2023, management implemented a plan to mitigate an expected shortfall of capital and to support future operations by shifting its business from a wholesale/licensing hybrid model into a “licensing plus” model. To affect this transition, the Company entered into various new licensing agreements and joint venture arrangements with best-in-class business partners. These restructuring initiatives were substantially completed as of June 30, 2023. Management believes that this evolution of the Company’s operating model will provide the Company with significant cost savings and allow the Company to reduce and better manage its exposure to operating risks. As of December 31, 2023, the Company had reduced payroll costs by approximately $6 million and operating expenses

(excluding non-recurring charges related to the restructuring) by approximately $9 million, on an annualized basis when compared to the corresponding periods in 2022.

In addition, during the first six months of 2024, management took actions which further reduced direct operating expenses to a run rate of approximately $12.5 million per annum, and going forward beginning in the third quarter of 2024, will reduce operating expenses to a run rate of approximately $10 million per annum, due to the elimination of expenses related to the Lori Goldstein Brand and reduction of executive cash compensation.

Also during the year ended December 31, 2023, the Company entered into a new term loan agreement in the amount of $5 million, which provided the Company with additional liquidity.

During the six months ended June 30, 2024, the Company issued new shares of common stock for net proceeds of approximately $1.9 million, which provided the Company with additional liquidity. Additionally, the Company entered into a divestiture transaction which relieved the Company of its contractual obligations to make future cash payments of approximately $1.0 million, and also relieved the Company of a potential future contingent obligation to make future cash payments of up to $11.3 million.

Based on the aforementioned events and changes, management expects that existing cash and future operating cash flows will be adequate to meet the Company’s operating needs, term debt service obligations, and capital expenditure needs, for at least the twelve months subsequent to the filing date of this Quarterly Report on Form 10-Q; therefore, such conditions and uncertainties with respect to the Company’s ability to continue as a going concern as of June 30, have been alleviated.

Commentary on the components of our cash flows for the current six months as compared with the prior year six months is set forth below.

Operating Activities

Net cash used in operating activities was approximately $2.88 million in the current six months, compared with approximately $1.47 million in the prior year six months.

The current six months net cash used in operating activities was primarily attributable to the combination of the net loss of $(6.18) million plus non-cash items of approximately $4.10 million and the net change in operating assets and liabilities of approximately $(0.80) million. Non-cash items were primarily comprised of approximately $3.48 million of asset impairment charges, $3.13 million of depreciation and amortization, and our $1.09 million undistributed proportional share of net losses from equity method investees, partially offset by a $(3.80) million gain on the divestiture of the Lori Goldstein Brand. The net change in operating assets and liabilities was primarily comprised of (i) a decrease in various operating liabilities of $(0.56) million, (ii) a decrease in lease-related assets and liabilities of $(0.63) million, and (iii) an increase in other long-term liabilities of $0.39 million.

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

Investing Activities

Net cash used in investing activities in the current six months was comprised of purchases of furniture and fixtures totaling approximately $0.10 million.

Net cash provided by investing activities in the prior year six months was approximately $0.37 million, primarily driven by $0.45 million of proceeds received from the sale of a limited partner ownership interest in an unconsolidated affiliate, which was entered into in 2016.

Financing Activities

Net cash provided by financing activities in the current six months was primarily attributable to $1.90 million of net proceeds generated by equity issuance transactions undertaken during the first quarter, as described in more detail below, partially offset by $0.25 million of scheduled principal payments made on our term loan debt.

There was no net cash used in or provided by financing activities in the prior year six months.

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

As of December 31, 2022, based on the performance of the Lori Goldstein Brand to date, approximately $0.2 million of additional consideration was earned by the seller, and this $0.2 million of additional consideration was paid to the seller during 2023. Based on the performance of the Lori Goldstein Brand through December 31, 2023, approximately $1.0 million of incremental additional consideration was earned by the seller, which would have been paid out in 2024. During the first quarter of 2024, the Company paid approximately $0.3 million of the $1.0 million earned.

During the current quarter, as a result of the divestiture of the Lori Goldstein Brand, the seller waived their rights with respect to the Lori Goldstein Earn-Out amounts that had been previously earned and had not yet been paid, and terminated their rights to any future payments under the Lori Goldstein Earn-Out. As a result, the Company de-recognized approximately $1.03 million of accrued Lori Goldstein Earn-Out payments and the remaining balance of approximately $5.05 million of contingent obligations recorded on the Company’s balance sheet. As of June 30, 2024, there were no liability amounts remaining on the Company’s balance sheet related to the Lori Goldstein Earn-Out.

Other Factors

We continue to seek to expand and diversify the types of licensed products being produced under our brands. We plan to continue to diversify the distribution channels within which licensed products are sold, in an effort to reduce dependence on any particular retailer, consumer, or market sector within each of our brands. The Halston brand, C Wonder brand, and TowerHill by Christie Brinkley brand have a core business in fashion apparel and accessories. The Ripka brand is a fine jewelry business, and the Longaberger brand focuses on home good products, which we believe helps diversify our industry focus while at the same time complements our business operations and relationships.

While the 2022 sale of a majority interest in the Isaac Mizrahi brand resulted in a decrease in our licensing revenues, as that brand represented a significant portion of our historical licensing revenues, we are taking actions to replace those revenues in the long-term with new strategic business initiatives, as we concentrate our resources on growing our brands, launching new brands, and entering into new business partnerships. We continue to seek new opportunities, including expansion through interactive television, live streaming, and additional domestic and international licensing arrangements, and acquiring and collaborating with additional brands, including the C Wonder by Christian Siriano business on HSN, and the recently-launched TowerHill by Christie Brinkley brand.

During 2023, we restructured our business operations by shifting our business from a wholesale/licensing hybrid model into a “licensing plus” business model. These efforts included entering into new structured contractual arrangements with best-in-class business partners in order to more efficiently operate our wholesale and e-commerce businesses and reduce and better manage our exposure to operating risks. These restructuring initiatives were originally expected to provide us with approximately $15 million of cost savings on an annualized basis compared to our previous operating model. Based on additional actions taken by management during the first six months of 2024 and the recent divestiture of the Lori Goldstein brand, the Company’s direct operating costs on an annualized basis will have been reduced from approximately $8 million per quarter under our previous operating model to approximately $2.5 million per quarter on a going-forward basis. This represents approximately $22 million of  cost savings on an annualized basis compared to our cost structure in 2022.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 19, 2024, for a discussion of our critical accounting policies and estimates. During the three and six months ended June 30, 2024, there were no material changes to our critical accounting policies or estimates.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.    CONTROLS AND PROCEDURES

A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2024, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2024, due to the material weakness described below.

The basis for the conclusion that such internal control was ineffective included the following considerations:

●	The Company was unable to file its Annual Report on Form 10-K within the time specified in SEC rules and forms, due to a failure to obtain audited financial statements of the Company’s investment in an equity method investee. Additional procedures were required for the Company’s audit, which impacted on the resources required to timely file the Company’s Form 10-K.
●	During the middle of February 2024, our equity method investee (IM Topco, LLC) engaged an independent audit firm (separate from Marcum, LLP) to conduct its audit. We agreed to pay for all fees of the audit, and on February 23, 2024, paid a retainer to the audit firm, in accordance with the engagement. The audit firm was the same firm which conducted the audit for the year ended December 31, 2022 for the same equity method investee and delivered timely such audited financial statements for such prior audit. However, the audit firm for the equity method investee has not completed the 2023 audit on a timely basis. It was determined their progress was significantly deficient, and there would not be sufficient time to engage a new audit firm to receive timely, audited financial statements of the equity method investee. The determination was made by IM Topco, LLC to terminate this firm’s 2023 engagement and engage Marcum LLP to provide the 2023 audited financial statements. This engagement is separate from and independent of services that Marcum LLP provides to Xcel.

B. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 16, 2024, counsel to Lori Goldstein, a brand spokesperson for the Company, advised the Company that the Company was in material breach of the asset purchase agreement dated March 31, 2021 by and among the Company and the LG Parties for failure to pay $963,642 earned in 2023 in accordance with the earn-out provisions of the agreement. The Company did not dispute the amount of the Lori Goldstein Earn-Out that was achieved in 2023, and advised Ms. Goldstein that due to the alleged breaches described below, the Company was not willing to pay this amount at such time.

On May 2, 2024, the Xcel Parties made a written demand for arbitration and commenced an arbitration proceeding against the LG Parties for, among other things, alleged breaches of the March 31, 2021 asset purchase agreement and alleged breaches of Ms. Goldstein’s employment agreement with the Company. Additionally, on May 2, 2024, the Company terminated the employment agreement and the consulting agreement between the Company and LG Ltd.

Subsequently, the Company and the LG Parties entered into a mutual general release and waiver of all outstanding legal disputes as part of the June 30, 2024 sale of the Lori Goldstein Brand.

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

Date: August 13, 2024	By:	/s/ Robert W. D’Loren
Name: Robert W. D’Loren
Title: Chairman and Chief Executive Officer

	By:	/s/ James F. Haran
Name: James F. Haran
Title: Chief Financial Officer and Vice President