Form 10-K/A
period 2023-12-31
XCel Brands, Inc.
filed 2024-11-29
CIK 1083220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Documents Incorporated By Reference: None

		Page
PART IV
Item 15	Exhibit and Financial Statement Schedules	3
	Signatures	6

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amended 10-K”) of Xcel Brands, Inc. amends our Annual Report on Form 10-K for the year ended December 31, 2023 that was filed with the Securities and Exchange Commission on April 19, 2024 (the “Original 10-K”). This Amended 10-K is filed to include Exhibits 23.1 and 99.1

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated certifications from the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1 pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment No. 1, certifications pursuant to Section 906 of the Sarbanes Oxley Act of 2002 have been omitted.

Except as described above, no other amendments are being made to the Original 10-K. This Amended 10-K does not reflect events occurring after the Original 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above. The complete text of Item 15. Exhibits, as amended, is repeated in this Amended 10-K.

This Amended 10-K consists solely of the preceding cover page, this explanatory note, Item 15. Exhibits, the signature page and Exhibits 23.1, 31.1, 31.2 and 99.1.

PART IV

Item 15.Exhibit and Financial Statement Schedules

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Xcel Brands, Inc. (7)

3.2	Third Restated and Amended Bylaws of Xcel Brands, Inc. (8)

4.1	Third Amended and Restated Equity Incentive Plan and Forms of Award Agreements (9)

4.2	2021 Equity Incentive Plan (11)

4.3	Description of Registrant’s Securities (10)

4.4	Warrant issued to G-III Apparel Group (15)

4.5	Form of Representative’s Warrant issued on March 19, 2024 (14)

9.1	Amended and Restated Voting Agreement between Xcel Brands, Inc. and IM Ready-Made, LLC, dated as of December 24, 2013 (2)

9.2	Voting Agreement between Xcel Brands, Inc. and Judith Ripka Berk, dated as of April 3, 2014 (4)

9.3	Voting Agreement dated as of December 22, 2014 by and between Xcel Brands, Inc. and H Company IP, LLC (5)

9.4	Form of Voting Agreement dated as of February 11, 2019 (1)

10.1	Employment Agreement between the Company and Robert D’Loren dated February 27, 2019 (10)

10.2	Employment Agreement between the Company and James Haran dated February 27, 2019 (10)

10.3	Employment Agreement between the Company and Seth Burroughs dated February 27, 2019 (12)

10.4	Amended and Restated Fifth Amendment, entered into as of March 14, 2014 and effective as of December 24, 2013, to the Asset Purchase Agreement filed as Exhibit 10.1 (3)

10.5	Sublease Agreement, dated as of July 8, 2015, by and between Xcel Brands, Inc. and GBG USA Inc. (6)

10.6	Membership Interest Purchase Agreement (13)

10.7	Second Amendment to Membership Interest Purchase Agreement (15)

10.8	Third Amendment to Membership Interest Purchase Agreement (15)

10.9	Term Loan Agreement between H Halston IP, LLC, as borrower, and Israel Discount Bank, as lender, dated October 19, 2023 (15)

10.10	Subscription Agreement, dated as of March 15, 2024, by and between Robert W. D’Loren and Xcel Brands, Inc. (14)

10.11	Subscription Agreement, dated as of March 15, 2024, by and between Seth Burroughs and Xcel Brands, Inc. (14)

10.12	Subscription Agreement, dated as of March 15, 2024, by and between Mark X. DiSanto Investment Trust and Xcel Brands, Inc. (14)

21.1	Subsidiaries of the Registrant (15)

23.1	Independent Registered Public Accounting Firm’s Consent (16)

31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO) (16)

31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO) (16)

32(i).1	Section 1350 Certification (CEO) (15)

32(i).2	Section 1350 Certification (CFO) (15)

97.1	Clawback Policy (15)

99.1

IM Topco, LLC Financial Statements as of December 31, 2023 and 2022, and for the Year Ended December 31, 2023 and Period from May 11, 2022 (inception) through December 31, 2022 and Independent Auditor’s Report (16)

101.INS	Inline XBRL Instance Document (15)

101.SCH	Inline XBRL Taxonomy Schema (15)

101.CAL	Inline XBRL Taxonomy Calculation Linkbase (15)

101.DEF	Inline XBRL Taxonomy Definition Linkbase (15)

101.LAB	Inline XBRL Taxonomy Label Linkbase (15)

101.PRE	Inline XBRL Taxonomy Presentation Linkbase (15)

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101) (15)
(1)	This Exhibit is incorporated by reference to the appropriate exhibit to the Current Report on Form 8-K, which was filed with the SEC on February 15, 2019.
(2)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on December 24, 2013.
(3)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on March 20, 2014.
(4)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on April 9, 2014.

(5)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on December 24, 2014.
(6)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on July 14, 2015.
(7)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on October 24, 2017.
(8)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on December 8, 2017.
(9)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Definitive Proxy Statement on Form DEF 14-A, which was filed with the SEC on August 15, 2016.
(10)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on April 23, 2021.
(11)	This Exhibit is incorporated by reference to the appropriate Exhibit to the revised Definitive Proxy Statement on Form DEF 14-A, which was filed with the SEC on October 20, 2021.
(12)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on April 15, 2022.
(13)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on June 3, 2022.
(14)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on March 19, 2024.
(15)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Annual Report on Form 10-K for the period year ended December 31, 2023, which was filed with the SEC on April 19, 2024.
(16)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 27, 2024	/s/ Robert W. D’Loren
Robert W. D’Loren, Chairman, President,
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title
/s/ Robert W. D’Loren	Chief Executive Officer and Chairman	November 27, 2024
Robert W. D’Loren	(Principal Executive Officer)

/s/ James F. Haran	Chief Financial Officer	November 27, 2024
James F. Haran	(Principal Financial Officer and Principal Accounting Officer)

/s/ Mark DiSanto	Director	November 27, 2024
Mark DiSanto

/s/ James Fielding	Director	November 27, 2024
James Fielding

/s/ Howard Liebman	Director	November 27, 2024
Howard Liebman

	Director	November 27, 2024
Deborah Weinswig