Form 10-Q
period 2024-09-30
XCel Brands, Inc.
filed 2024-12-20
CIK 1083220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of December 15, 2024, there were 23,639,973 shares of common stock, $.001 par value per share, of the issuer outstanding.

XCEL BRANDS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)	(Note 1)
Assets
Current Assets:
Cash and cash equivalents	$242	$2,998
Accounts receivable, net of allowances for credit losses of $30 and $75 at September 30, 2024 and December 31, 2023, respectively	2,908	3,454
Inventory	—	453
Prepaid expenses and other current assets	375	398
Total current assets	3,525	7,303
Non-current Assets:
Property and equipment, net	202	634
Operating lease right-of-use assets	3,923	4,453
Trademarks and other intangibles, net	35,642	41,520
Equity method investments, net	9,796	17,735
Other assets	911	15
Total non-current assets	50,474	64,357

Total Assets	$53,999	$71,660

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$2,602	$2,236
Deferred revenue	1,376	889
Accrued income taxes payable	372	372
Current portion of operating lease obligations	1,433	1,258
Current portion of long-term debt	1,000	750
Current portion of contingent obligations	—	964
Total current liabilities	6,783	6,469
Long-Term Liabilities:
Deferred revenue	2,889	3,556
Long-term portion of operating lease obligations	5,633	4,021
Long-term debt, net, less current portion	3,297	3,971
Long-term portion of contingent obligation	—	5,432
Other long-term liabilities	431	40
Total long-term liabilities	12,250	17,020
Total Liabilities	19,033	23,489

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, and 23,581,290 and 19,795,053 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	24	20
Paid-in capital	106,056	103,861
Accumulated deficit	(69,161)	(53,849)
Total Xcel Brands, Inc. stockholders' equity	36,919	50,032
Noncontrolling interest	(1,953)	(1,861)
Total Stockholders' Equity	34,966	48,171

Total Liabilities and Stockholders' Equity	$53,999	$71,660

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues
Net licensing revenue	$1,505	$2,381	$6,515	$7,031
Net sales	407	256	535	8,437
Net revenue	1,912	2,637	7,050	15,468
Cost of goods sold	407	225	445	6,718
Gross profit	1,505	2,412	6,605	8,750

Direct operating costs and expenses
Salaries, benefits and employment taxes	1,208	2,141	4,771	7,847
Other selling, general and administrative expenses	1,618	3,482	5,137	9,918
Total direct operating costs and expenses	2,826	5,623	9,908	17,765

Operating loss before other operating costs and expenses (income)	(1,321)	(3,211)	(3,303)	(9,015)

Other operating costs and expenses (income)
Depreciation and amortization	910	1,677	4,044	5,260
Asset impairment charges	—	—	3,483	—
Loss from equity method investments	593	515	1,683	1,545
Reduction in equity ownership of IM TopCo, LLC	6,254	—	6,254	—
Gain on divestiture of Lori Goldstein Brand	—	—	(3,801)	—
Gain on sale of limited partner ownership interest	—	—	—	(351)
Gain on settlement of lease liability	—	—	—	(445)

Operating loss	(9,078)	(5,403)	(14,966)	(15,024)

Interest and finance expense (income), net	142	—	438	18

Loss before income taxes	(9,220)	(5,403)	(15,404)	(15,042)

Income tax benefit	—	—	—	—

Net loss	(9,220)	(5,403)	(15,404)	(15,042)
Net loss attributable to noncontrolling interest	(7)	(259)	(92)	(787)
Net loss attributable to Xcel Brands, Inc. stockholders	$(9,213)	$(5,144)	$(15,312)	$(14,255)

Earnings (loss) per common share attributable to Xcel Brands, Inc. stockholders:
Basic earnings (loss) per share	$(0.39)	$(0.26)	$(0.68)	$(0.72)
Diluted earnings (loss) per share	$(0.39)	$(0.26)	$(0.68)	$(0.72)
Weighted average number of common shares outstanding:
Basic weighted average common shares outstanding	23,522,453	19,749,317	22,466,737	19,683,525
Diluted weighted average common shares outstanding	23,522,453	19,749,317	22,466,737	19,683,525

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Xcel Brands, Inc. Stockholders
	Common Stock
	Number of		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance as of December 31, 2022	19,624,860	$20	$103,592	$(32,797)	$(676)	$70,139

Compensation expense related to stock options and restricted stock	—	—	51	—	—	51

Shares issued to consultant in connection with stock grant	8,334	—	6	—	—	6

Net loss	—	—	—	(5,643)	(295)	(5,938)

Balance as of March 31, 2023	19,633,194	20	103,649	(38,440)	(971)	64,258

Compensation expense related to stock options and restricted stock	—	—	27	—	—	27

Shares issued to consultant in connection with stock grant	58,334	—	39	—	—	39

Shares issued on exercise of stock options, net of shares surrendered for cashless exercises	9,128	—	—	—	—	—

Net income (loss)	—	—	—	(3,468)	(233)	(3,701)

Balance as of June 30, 2023	19,700,656	20	103,715	(41,908)	(1,204)	60,623

Compensation expense related to stock options and restricted stock	—	—	36	—	—	36

Contra-revenue related to warrants held by licensee	—	—	16	—	—	16

Shares issued to directors in connection with restricted stock grants	40,000	—	—	—	—	—

Shares issued to employee in connection with stock grant	7,300	—	10	—	—	10

Shares issued on exercise of stock options, net of shares surrendered for cashless exercises	52,097	—	27	—	—	27

Net loss	—	—	—	(5,144)	(259)	(5,403)

Balance as of September 30, 2023	19,800,053	$20	$103,804	$(47,052)	$(1,463)	$55,309

Balance as of December 31, 2023	19,795,053	$20	$103,861	$(53,849)	$(1,861)	$48,171

Compensation expense related to stock options and restricted stock	—	—	36	—	—	36

Contra-revenue related to warrants held by licensee	—	—	10	—	—	10

Shares issued to consultant in connection with stock grant	78,000	—	98	—	—	98

Shares issued in connection with public offering and private placement transactions, net of transaction costs	3,579,064	3	1,899	—	—	1,902

Net loss	—	—	—	(6,294)	(51)	(6,345)

Balance as of March 31, 2024	23,452,117	23	105,904	(60,143)	(1,912)	43,872

Compensation expense related to stock options and restricted stock	—	—	32	—	—	32

Contra-revenue related to warrants held by licensee	—	—	10	—	—	10

Shares issued to directors in connection with restricted stock grants	40,000	—	—	—	—	—

Net income (loss)	—	—	—	195	(34)	161

Balance as of June 30, 2024	23,492,117	23	105,946	(59,948)	(1,946)	44,075

Compensation expense related to stock options and restricted stock	—	—	37	—	—	37

Contra-revenue related to warrants granted to licensee	—	—	9	—	—	9

Shares issued to employee in connection with stock grant	14,685	—	10	—	—	10

Shares issued to executives for pro rata portion of base salaries, net of withholding taxes	74,488	1	54	—	—	55

Net loss	—	—	—	(9,213)	(7)	(9,220)

Balance as of September 30, 2024	23,581,290	$24	$106,056	$(69,161)	$(1,953)	$34,966

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(15,404)	$(15,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,044	5,260
Asset impairment charges	3,483	100
Amortization of deferred finance costs included in interest expense	76	—
Stock-based compensation and cost of licensee warrants	296	184
Provision for (recovery of) credit losses	(45)	20
Restructuring of certain contractual arrangements	—	756
Undistributed proportional share of net loss of equity method investees	1,683	1,545
Change in contingent obligation related to equity method investee	6,254	—
Gain on divestiture of Lori Goldstein brand	(3,801)	—
Gain on sale of limited partner ownership interest	—	(351)
Gain on settlement of lease liability	—	(445)
Changes in operating assets and liabilities:
Accounts receivable	591	(415)
Inventory	453	1,848
Prepaid expenses and other current and non-current assets	(134)	920
Deferred revenue	(180)	4,676
Accounts payable, accrued expenses, accrued income taxes payable, and other current liabilities	(304)	(1,395)
Lease-related assets and liabilities	(710)	(471)
Other long-term liabilities	391	—
Net cash used in operating activities	(3,307)	(2,810)

Cash flows from investing activities
Net proceeds from sale of assets	—	451
Purchase of property and equipment	(112)	(87)
Net cash (used in) provided by investing activities	(112)	364

Cash flows from financing activities
Proceeds from exercise of stock options	—	27
Proceeds from public offering and private placement transactions, net of transaction costs	1,902	—
Shares repurchased including vested restricted stock in exchange for withholding taxes	—	—
Payment of long-term debt	(500)	—
Net cash provided by financing activities	1,402	27

Net decrease in cash, cash equivalents, and restricted cash	(2,017)	(2,419)

Cash, cash equivalents, and restricted cash at beginning of period	2,998	4,608

Cash, cash equivalents, and restricted cash at end of period	$981	$2,189

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$242	$2,189
Restricted cash (reported in other non-current assets)	739	—
Total cash, cash equivalents, and restricted cash	$981	$2,189

Supplemental disclosure of non-cash activities:
Recognition of operating lease right-of-use asset	$2,596	$—
Recognition of operating lease obligation	$2,596	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$344	$—
Cash paid during the period for income taxes	$—	$16

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2024

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

September 30, 2024

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

Prior to and for a portion of 2023, the Company also engaged in wholesale and direct-to-consumer sales of products under its brands. The Company’s former wholesale and direct-to-consumer operations were presented as "Net sales" and "Cost of goods sold" in the condensed consolidated statements of operations, separately from the Company’s licensing revenues. The only net sales and cost of goods sold recognized for the nine months ended September 30, 2024 were (i) the final sale of certain residual jewelry inventories during the three months ended June 30, 2024 and (ii) the sale of all remaining inventory related to the Longaberger Brand during the three months ended September 30, 2024. As of September 30, 2024, the Company has no remaining inventory.

Liquidity and Management’s Plans

The Company incurred a net loss attributable to Company stockholders of approximately $15.3 million during the nine months ended September 30, 2024 (which included non-cash expenses of approximately $15.8 million and a $3.80 million non-cash gain on the divestiture of the Lori Goldstein Brand), and had an accumulated deficit of approximately $69.2 million as of September 30, 2024. Net cash used in operating activities was approximately $3.3 million for the nine months ended September 30, 2024, of which $2.6 million of the cash used in operating activities was attributable to the three months ended March 31, 2024. The Company had unrestricted cash and cash equivalents of approximately $0.2 million as of September 30, 2024, and a working capital deficit (current assets less current liabilities, excluding the current portions of lease obligations, deferred revenue, and any contingent obligations payable in shares) of approximately $(0.4) million as of September 30, 2024.

The aforementioned factors raise uncertainties about the Company’s ability to continue as a going concern. However, in December 2024, the Company entered into a new term loan agreement for an aggregate amount of $10 million, which provides the Company with approximately $3.5 million of additional liquidity after repayment of the previous term loan (see Note 13 for additional details). In connection with the new term loan debt, Company’s working capital increased by approximately $4.5 million subsequent to September 30, 2024.

During the year ended December 31, 2023, management implemented a plan to mitigate an expected shortfall of capital and to support future operations by shifting its business from a wholesale/licensing hybrid model into a “licensing plus” model. These restructuring initiatives included entering into various new licensing agreements and joint venture arrangements with best-in-class business partners, and reducing the Company’s payroll, overhead, and other operating costs by approximately $15 million on an annualized basis when compared to 2022.

During the first nine months of 2024, management took further actions to optimize its cost structure and manage its liquidity, including entering into a divestiture transaction (see Note 3 for details) which eliminated certain operating and compensation expenses, relieved the Company of its contractual obligations to make future cash payments of approximately $1 million, and relieved the Company of a potential future contingent obligation to make future cash payments of up to approximately $11 million. As of the third quarter of 2024, the Company has reduced its direct operating expenses to a current run rate of approximately $11 million per annum. Also during the first nine months of 2024, the Company issued new shares of common stock for net proceeds of approximately $2 million.

Based on the aforementioned events and changes, management expects that existing cash and future operating cash flows will be adequate to meet the Company’s operating needs, term debt service obligations, and capital expenditure needs, for at least the twelve months subsequent to the filing date of this Quarterly Report on Form 10-Q; therefore, such conditions

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

and uncertainties with respect to the Company’s ability to continue as a going concern as of September 30, 2024 have been alleviated.

2.    Investments in Unconsolidated Affiliates and Variable Interest Entities

Investment in IM Topco, LLC

On May 31, 2022, Xcel sold 70% of the membership interests of IM Topco, LLC (“IM Topco”), a former subsidiary which holds the trademarks and other intellectual property rights relating to the Isaac Mizrahi Brand, to a subsidiary of WHP Global (“WHP”), a private equity-backed brand management and licensing company.

The Company accounts for its 30% retained interest in the ongoing operations of IM Topco as a component of other operating costs and expenses under the equity method of accounting. Pursuant to the business venture agreement between the Company and WHP governing the operation of IM Topco, IM Topco’s net cash flow (as defined in the agreement) shall be distributed to the members during each fiscal year no less than once per fiscal quarter, as follows:

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

Based on these distribution provisions, the Company recognized an equity method loss related to its investment in IM Topco of $0.52 million for each of the three-month periods ended September 30, 2024 and 2023, and $1.55 million for each of the nine-month periods ended September 30, 2024 and 2023. For cash flow earnings (i.e., net income before intangible asset amortization expense), management allocated the amounts based on the preferences outlined above. As such, Xcel recognized no cash-based earnings for all of the periods presented. For non-cash amortization expense, management allocated the amounts based on the relative ownership of each member (i.e., 70% WHP and 30% Xcel). The equity method loss for each period presented is equal to Xcel’s share of amortization expense.

Summarized financial information for IM Topco for the three and nine months ended September 30, 2024 and 2023 is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
($ in thousands)	2024	2023	2024	2023
Revenues	$1,952	$3,219	$7,133	$9,819
Gross profit	1,952	3,219	7,133	9,819
Loss from continuing operations	(1,139)	(91)	(2,212)	(348)
Net loss	(1,139)	(91)	(2,212)	(348)

Purchase Price Adjustment: In accordance with the May 31, 2022 membership interest purchase agreement, as amended, WHP (as buyer) may be entitled to receive from Xcel 12.5% of the total outstanding equity interests of IM Topco if, during

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

the twelve-month period ending March 31, 2025, IM Topco receives less than $13.5 million in aggregate royalties (the “Purchase Price Adjustment”). Based on current trends and projections of IM Topco’s revenues, the Company estimates that there is high likelihood that IM Topco’s revenues will be less than the required minimum and the Company will be obligated to transfer the required membership interests to WHP in accordance with the Purchase Price Adjustment. The Company has recorded a contingent obligation of approximately $6.3 million as a reduction to the carrying value of the equity method investment as of September 30, 2024, based on the expected March 31, 2025 value of the potential transferred membership interest.

Refer to Note 11 and Note 12 for additional information regarding the Company’s ongoing relationship with IM Topco.

Investment in Orme Live, Inc.

In December 2023, the Company contributed $0.15 million of cash to ORME in exchange for a 30% equity ownership interest in ORME. The carrying value of this investment was $0.01 million and $0.15 million as of September 30, 2024 and December 31, 2023, respectively.

The Company accounts for its 30% interest in the operations of ORME as a component of other operating costs and expenses under the equity method of accounting. The Company’s proportional share of the operating results of ORME for the three and nine months ended September 30, 2024 was a loss of approximately $0.08 million and $0.14 million, respectively.

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

September 30, 2024

(Unaudited)

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

Thus, the total consideration received by the Company for this divestiture transaction was approximately $6.08 million, comprised of (i) the waiver of approximately $1.03 million of accrued earn-out payments earned by the LG Parties through June 30, 2024, plus (ii) the release of the remaining balance of approximately $5.05 million of contingent obligations recorded on the Company’s balance sheet. The remaining unamortized net book value of the Lori Goldstein intangible assets immediately prior to the sale was approximately $1.93 million, and the Company also incurred approximately $0.35 million of legal fees in connection with this transaction. Accordingly, the Company recorded a net non-cash gain on the divestiture of the Lori Goldstein Brand of approximately $3.80 million for the nine months ended September 30, 2024.

4.    Trademarks and Other Intangibles

Trademarks and other intangibles, net consist of the following:

	Weighted
	Average	September 30, 2024
	Amortization	Gross Carrying	Accumulated	Net Carrying
($ in thousands)	Period	Amount	Amortization	Amount
Trademarks (finite-lived)	15 years	58,580	22,976	35,604
Copyrights and other intellectual property	8 years	429	391	38
Total		$59,009	$23,367	$35,642

	Weighted
	Average	December 31, 2023
	Amortization	Gross Carrying	Accumulated	Net Carrying
($ in thousands)	Period	Amount	Amortization	Amount
Trademarks (finite-lived)	15 years	68,880	27,431	41,449
Copyrights and other intellectual property	8 years	429	358	71
Total		$69,309	$27,789	$41,520

Amortization expense for intangible assets was approximately $0.89 million for the three-month period ended September 30, 2024 (the "current quarter") and approximately $1.53 million for the three-month period ended September 30, 2023 (the "prior year quarter").

Amortization expense for intangible assets was approximately $3.95 million for the nine-month period ended September 30, 2024 (the "current nine months") and approximately $4.60 million for the nine-month period ended September 30, 2023 (the "prior year nine months").

On June 30, 2024, the Company sold certain trademarks with a net book value of approximately $1.93 million (gross carrying amount of $10.30 million and accumulated amortization of approximately $8.37 million) related to the Lori Goldstein Brand (see Note 3 for additional details).

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

Estimated future amortization expense related to finite-lived intangible assets over the remaining useful lives is as follows:

($ in thousands)	Amortization
Year Ending December 31,	Expense
2024 (October 1 through December 31)	$884
2025	3,531
2026	3,506
2027	3,503
2028	3,503
Thereafter (through 2036)	20,715
Total	$35,642

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

Net licensing revenue from the Qurate Agreements totaled $0.26 million and $1.51 million for the current quarter and prior year quarter, respectively, representing approximately 14% and 57% of the Company’s total net revenue for the current quarter and prior year quarter, respectively.

Net licensing revenue from the Qurate Agreements totaled $3.27 million and $4.80 million for the current nine months and prior year nine months, respectively, representing approximately 46% and 31% of the Company’s total net revenue for the current nine months and prior year nine months, respectively.

As of September 30, 2024 and December 31, 2023, the Company had receivables from Qurate of $0.27 million and $1.3 million, respectively, representing approximately 9% and 37% of the Company’s total net accounts receivable, respectively.

Due to the divestiture of the Lori Goldstein Brand on June 30, 2024 (see Note 3 for details), the Company’s total net revenue and accounts receivable, as well as the relative proportional share of total net revenue and total accounts receivable attributable to the Qurate Agreements, have decreased; however, due to the Company’s other brands, management expects that Qurate will remain a significant licensee.

Halston Master License

On May 15, 2023, the Company, through its wholly owned subsidiaries, H Halston, LLC and H Heritage Licensing, LLC (collectively, the “Licensor”), entered into a master license agreement relating to the Halston Brand (the “Halston Master License”) with G-III Apparel Group (“G-III”), an industry-leading wholesale apparel company, for men’s and women’s apparel, men’s and women’s fashion accessories, children’s apparel and accessories, home, airline amenity and amenity kits, and such other product categories as mutually agreed upon. The Halston Master License provided for an upfront cash payment and royalties payable to the Company, including certain guaranteed minimum royalties, includes annual minimum net sales requirements, and has a twenty-five-year term (consisting of an initial five-year period, followed by a twenty-year period), subject to G-III’s right to terminate with at least 120 days’ notice prior to the end of each five-year

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

period during the term. G-III has an option to purchase the Halston Brand for $5.0 million at the end of the twenty-five-year term, which right may be accelerated under certain conditions associated with an uncured material breach in accordance with the terms of the Halston Master License. The Licensor granted G-III a security interest in the Halston trademarks to secure the Licensor’s obligations under the Halston Master License, including to honor the obligations under the purchase option.

As a result of the upfront cash payment and guaranteed minimum royalties discussed above, the Company has recognized $3.8 million and $4.4 million of deferred revenue contract liabilities on its condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively. As of December 31, 2023, approximately $0.9 million of the contract liability balance was classified as a current liability and approximately $3.5 million was classified as a long-term liability. As of September 30, 2024, approximately $0.9 million of the contract liability balance was classified as a current liability and approximately $2.9 million was classified as a long-term liability; the balance of the deferred revenue contract liabilities will be recognized ratably as revenue over the next 4.25 years.

Net licensing revenue recognized from the Halston Master License was $0.64 million for both the current quarter and prior year quarter, representing approximately 33% and 25% of the Company’s total net revenue for the current quarter and prior year quarter, respectively.

Net licensing revenue recognized from the Halston Master License was $1.93 million and $0.98 million for the current nine months and prior year nine months, respectively, representing approximately 27% and 6% of the Company’s total net revenue for the current nine months and prior year nine months, respectively.

JTV / America’s Collectibles Network, Inc.

The Company has a license agreement with America’s Collectibles Network, Inc. (d/b/a JTV) (“JTV”) that obligates JTV to pay the Company royalties based on product sales of Judith Ripka Brand merchandise. In addition, the Company has outstanding receivables from prior product sales of fine jewelry made to JTV. As of September 30, 2024 and December 31, 2023, the Company had receivables from JTV of $1.31 million and $1.37 million, respectively, representing approximately 45% and 40% of the Company’s total net accounts receivable, respectively.

6. Leases

The Company is party to operating leases for real estate, and for certain equipment with a term of 12 months or less. The Company is currently not a party to any finance leases.

Lease expense (net of sublease income of approximately $0.2 and $0.5 million for the current quarter and current nine months, respectively) included in selling, general and administrative expenses on the Company’s unaudited condensed consolidated statements of operations was approximately $0.3 million for the current quarter, approximately $0.4 million for the prior year quarter, approximately $0.7 million for the current nine months, and approximately $1.2 million for the prior year nine months.

Cash paid for amounts included in the measurement of operating lease liabilities was approximately $0.4 million in both the current quarter and prior year quarter, and approximately $1.2 million in both the current nine months and prior year nine months.

As of September 30, 2024, the Company’s real estate leases have a weighted-average remaining lease term of approximately 4.82 years, and the lease liabilities are measured using a weighted-average discount rate of 7.78%.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

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

On January 26, 2024, the Company (as sublessor) entered into an agreement for the sublease of the offices located at 1333 Broadway to a third-party subtenant through October 30, 2027. The average annual fixed rent over the term of the sublease is approximately $0.8 million per year. As a result of entering into the sublease, the Company recognized non-cash impairment charges of approximately $3.1 million during the current nine months related to the right-of-use asset. Also in connection with entering into the sublease, the Company recognized a non-cash impairment charge of approximately $0.4 million during the current nine months related to leasehold improvement assets at this location.

As of September 30, 2024, the Company’s lease of 1333 Broadway has a remaining lease term of approximately 3.08 years.

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

As of September 30, 2024, the Company’s lease of 550 Seventh Avenue has a remaining minimum lease term of approximately 7.58 years.

Future Lease Obligations

As of September 30, 2024, the maturities of future lease obligations were as follows:

Amount
Year	(in thousands)
2024 (October 1 through December 31)	$388
2025	1,926
2026	2,060
2027	1,841
2028	570
Thereafter	2,005
Total lease payments	8,790
Less: Discount	1,724
Present value of lease liabilities	7,066
Current portion of lease liabilities	1,433
Non-current portion of lease liabilities	$5,633

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

7. Debt

The Company’s net carrying amount of debt is comprised of the following:

	September 30,	December 31,
($ in thousands)	2024	2023
Term loan debt	$4,500	$5,000
Unamortized deferred finance costs related to term loan debt	(203)	(279)
Total	4,297	4,721
Current portion of debt	1,000	750
Long-term debt	$3,297	$3,971

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

As of September 30, 2024, the aggregate remaining principal payments under the term loan were as follows:

Amount of
($ in thousands)	Principal
Year Ending December 31,	Payment
2024 (October 1 through December 31)	$250
2025	1,000
2026	1,000
2027	1,000
2028	1,250
Total	$4,500

Interest on the term loan accrues at “Term SOFR” (as defined in the loan agreement as the forward-looking term rate based on secured overnight financing rate as administered by the Federal Reserve Bank of New York for an interest period equal to one month on the day that is two U.S. Government Securities Business Days prior to the first day of each calendar

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

month) plus 4.25% per annum. Interest on the term loan is payable on the first day of each calendar month. In addition, on October 19, 2023, the Borrower also entered into a swap agreement with IDB, pursuant to which IDB will pay the Borrower Term SOFR plus 4.25% per annum on the notional amount of the swap in exchange for the Borrower paying IDB 9.46% per annum on such notional amount. The term and declining notional amount of the swap agreement is aligned with the amortization of the October 2023 term loan principal amount. The fair value of this swap agreement was immaterial as of September 30, 2024 and December 31, 2023.

For the current quarter and current nine months, the Company incurred interest expense (including both interest paid in cash and the amortization of deferred finance costs) related to term loan debt of approximately $0.13 million and $0.42 million, respectively, reflecting an effective interest rate of approximately 11.6%.

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

September 30, 2024

(Unaudited)

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

Total expense recognized for all forms of stock-based compensation was approximately $0.15 million and $0.05 million for the current quarter and prior year quarter, respectively. Of the current quarter expense amount, approximately $0.11 million related to employees and approximately $0.04 million related to directors and consultants. Of the prior year quarter expense amount, the majority of the expense was related to directors and consultants.

Total expense recognized for all forms of stock-based compensation in the current nine months and prior year nine months was approximately $0.32 million and $0.17 million, respectively. Of the current nine months expense amount, approximately $0.11 million related to employees and approximately $0.21 million related to directors and consultants. Of the prior year nine months expense amount, approximately $0.02 million related to employees and approximately $0.15 million related to directors and consultants.

Stock Options

A summary of the Company’s stock options activity for the current nine months is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding at January 1, 2024	5,148,540	$2.03	4.26	$—
Granted	100,000	0.85
Exercised	—	—
Expired/Forfeited	(524,620)	2.93
Outstanding at September 30, 2024, and expected to vest	4,723,920	$1.90	3.90	$—
Exercisable at September 30, 2024	973,920	$2.72	1.51	$—

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

On April 3, 2024, the Company granted options to purchase an aggregate of 100,000 shares of common stock to non-management directors. The exercise price of the options is $0.85 per share, and 50% of the options vest on each of April 3, 2025 and April 3, 2026.

Compensation expense related to stock options for the current quarter and the prior year quarter was approximately $0.02 million and $0.02 million, respectively. Compensation expense related to stock options for the current nine months and the prior year nine months was approximately $0.06 million and $0.07 million, respectively. Total unrecognized compensation expense related to unvested stock options at September 30, 2024 was approximately $0.06 million and is expected to be recognized over a weighted average period of approximately 1.07 years.

A summary of the Company’s non-vested stock options activity for the current nine months is as follows:

		Weighted
		Average
	Number of	Grant Date
	Options	Fair Value
Balance at January 1, 2024	3,750,000	$0.04
Granted	100,000	0.47
Vested	(100,000)	0.90
Forfeited or Canceled	—	—
Balance at September 30, 2024	3,750,000	$0.03

Stock Awards

A summary of the Company’s restricted stock activity for the current nine months is as follows:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2024	333,333	$3.69
Granted	207,173	0.94
Vested	(167,173)	0.97
Expired/Forfeited	—	—
Outstanding at September 30, 2024	373,333	$3.39

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

D’Loren and Mr. Burroughs are permitted to pay the withholding tax through the exchange of a portion of the shares. As a result of these amendments, the Company issued an aggregate of 74,488 shares of common stock (which vested immediately) to executives for the current quarter and current nine months.

Also, on August 2, 2024, the Company issued 14,685 shares of common stock to a member of management, which vested immediately.

Compensation expense related to stock awards was approximately $0.13 million for the current quarter and approximately $0.03 million for the prior year quarter. Compensation expense related to stock awards was approximately $0.26 million for the current nine months and approximately $0.10 million for the prior year nine months. Total unrecognized compensation expense related to unvested restricted stock grants at September 30, 2024 was approximately $0.04 million and is expected to be recognized over a weighted average period of approximately 1.08 years.

Restricted Stock Units

There were no restricted stock units outstanding as of September 30, 2024 and December 31, 2023, and no restricted stock units have been issued since the inception of the 2021 Plan.

Shares Available Under the Company’s Equity Incentive Plans

At September 30, 2024, there were 2,900,118 shares of common stock available for future award grants under the 2021 Plan.

Shares Reserved for Issuance

As of September 30, 2024, there were 7,625,103 shares of common stock reserved for issuance under the Company’s Equity Incentive Plans, including 4,234,985 shares reserved pursuant to unexercised warrants and stock options previously granted under the 2011 Plan, 490,000 shares reserved pursuant to unexercised stock options granted under the 2021 Plan, and 2,900,118 shares available for issuance under the 2021 Plan.

As of September 30, 2024, there were also 1,182,952 shares of common stock reserved for issuance that were unrelated to the Company’s Equity Incentive Plans, including 1,000,000 shares reserved pursuant to unexercised warrants related to the Halston Master License (as described below) and 182,952 shares reserved pursuant to unexercised Representative’s Warrants related to the March 19, 2024 Offering (as described above).

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

Warrants

A summary of the Company’s warrants activity for the current nine months is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	(in Years)	Value
Outstanding and exercisable at January 1, 2024	1,116,065	$1.67	8.46	$—
Issued	182,952	0.81
Exercised	—	—
Expired/Forfeited	(115,000)	3.17
Outstanding at September 30, 2024	1,184,017	$1.39	7.98	$—
Exercisable at September 30, 2024	184,017	$0.81	4.44	$—

Warrants issued during the current nine months were related to the March 19, 2024 Offering (see “Public Offering and Private Placement Transactions” above for details). There was no compensation expense recognized during the current nine months related to these warrants.

In connection with the entrance into the Halston Master License (see Note 5), the Company issued to G-III a ten-year warrant to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $1.50 per share, which vests based upon certain annual royalty targets being satisfied under the license agreement. The fair value of this warrant is being recognized as a reduction of revenue over the term of the related license agreement, with an offsetting increase to stockholders’ equity as additional paid-in capital. The amount of contra-revenue recognized related to this warrant during the current quarter and prior year quarter was approximately $0.01 million in each period. The amount of contra-revenue recognized related to this warrant during the current nine months and prior year nine months was approximately $0.03 million and $0.02 million, respectively. As of September 30, 2024, no portion of this warrant had vested.

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

The following table is a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share computations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to Xcel Brands, Inc. stockholders (in thousands)	$(9,213)	$(5,144)	$(15,312)	$(14,255)

Denominator:
Basic weighted average number of shares outstanding	23,522,453	19,749,317	22,466,737	19,683,525
Add: Effect of warrants	—	—	—	—
Add: Effect of stock options	—	—	—	—
Diluted weighted average number of shares outstanding	23,522,453	19,749,317	22,466,737	19,683,525

Basic net income (loss) per share	$(0.39)	$(0.26)	$(0.68)	$(0.72)
Diluted net income (loss) per share	$(0.39)	$(0.26)	$(0.68)	$(0.72)

As a result of the net loss for all periods presented, the Company calculated diluted EPS using basic weighted average shares outstanding for all such periods, as utilizing diluted shares would be anti-dilutive to loss per share.

The computation of diluted EPS excludes the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Stock options	4,723,920	5,144,170	4,723,920	5,144,170
Warrants	1,184,017	1,116,065	1,184,017	1,116,065
Total	5,907,937	6,260,235	5,907,937	6,260,235

10. Income Taxes

The estimated annual effective income tax rate for the current quarter and the prior year quarter was approximately 0% for both periods, resulting in an income tax provision (benefit) of $0 for both periods. The effective tax rate differed from the federal statutory rate due to the recording of a valuation allowance against the provision (benefit) and any deferred tax assets or liabilities that would have otherwise been recognized, as it was considered not more likely than not that any net operating losses generated during each period will be utilized in future periods.

The estimated annual effective income tax rate for the current nine months and the prior year nine months was approximately 0% for both periods, resulting in an income tax provision (benefit) of $0 for both periods. The effective tax rate differed from the federal statutory rate due to the recording of a valuation allowance against the provision (benefit) that would have otherwise been recognized, as it was considered not more likely than not that the net operating losses generated during each period will be utilized in future periods.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

11. Related Party Transactions

IM Topco, LLC

As described in Note 2, the Company holds a noncontrolling interest in IM Topco, which is accounted for under the equity method of accounting.

Service Agreement

On May 31, 2022, the Company entered into a services agreement with IM Topco, pursuant to which the Company agreed to provide certain design and support services (including assistance with the operations of the interactive television business and related talent support) to IM Topco in exchange for payments of $300,000 per year. In November 2023, the services agreement was amended such that the Company agreed to provide IM Topco with a $600,000 reduction of future service fees over the next eighteen months, beginning on July 1, 2023. In April 2024, the services agreement was further amended to set the service fees at $150,000 per year beginning with the fiscal year ending December 31, 2024. In addition, under the April 2024 amendment, IM Topco is required to prepay the service fees for the year ending December 31, 2025; as of September 30, 2024, IM Topco has prepaid $62,500 of such service fees.

In accordance with the terms of this services agreement (as amended), the Company recognized service fee income of $0 and $150,000 for the three and nine months ended September 30, 2023, respectively, and service fee income of $37,500 and $112,500 for the three and nine months ended September 30, 2024, respectively. Such service fee income is reflected within net licensing revenue in the condensed consolidated statements of operations.

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

Effective December 16, 2022, the license agreement between IM Topco and Xcel was terminated in favor of a new similar license agreement between IM Topco and an unrelated third party. However, as part of the termination of the May 31, 2022 license agreement, Xcel provided a guarantee to IM Topco for the payment of any difference between (i) the royalties received by IM Topco from the unrelated third party under the new agreement and (ii) the amount of guaranteed royalties that IM Topco would have received from Xcel under the May 31, 2022 agreement. For the three and nine months ended September 30, 2023, the estimated amount of such shortfall was approximately $105,000 and $225,000, respectively, which the Company recognized as royalty expense in the condensed consolidated statements of operations. Royalties received by IM Topco from the third party agreement are expected to exceed the guaranteed royalties that IM Topco would have received under the Mary 31, 2022 agreement for the year ending December 31, 2024.

In November 2023, the Company, WHP, and IM Topco entered into an amendment of the May 2022 membership purchase agreement, under which Xcel agreed to make additional royalty payments to IM Topco totaling $450,000 over the following 11 months. As a result of this amendment, the Company recognized a $450,000 increase to the carrying value basis of its equity method investment in IM Topco and a corresponding increase in current liabilities. During the current quarter and current nine months, the Company paid $137,500 and $237,500 to IM Topco. As of September 30, 2024, the remaining payments due totaled $137,500, which will be paid during the three months ending December 31, 2024 and are

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

reflected within accounts payable, accrued expenses and other current liabilities in the condensed consolidated balance sheets.

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

Debt Refinancing

In connection with the December 2024 refinancing of the Company’s term loan debt, IPX Capital, LLC (“IPX”), a company controlled by Mr. D’Loren, made a $250,000 advance to one of the Company’s subsidiaries, of which $200,000 was repaid to IPX upon the closing of the debt refinancing transaction. Additionally, IPX purchased a 12.5% undivided, last-out, subordinated participation interest in a portion of the new term loan debt for a purchase price of $500,000, and received a pro rata share of warrants received by the Term B Lenders to purchase shares of the Company’s common stock. See Note 13 for additional details.

Guarantee

In October 2024, in connection with a required increase to a standby letter of credit associated with the Company’s real estate lease for offices located at 1333 Broadway, Mr. D’Loren provided a personal guarantee to the financial institution providing such letter of credit, in order to satisfy a portion of the associated collateral requirements for the letter of credit.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

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

Prior to the current quarter, no amount was recorded on the Company’s consolidated balance sheets related to this contingent obligation.

During the current quarter, management concluded that, based on current trends in and projections of IM Topco’s royalty revenues, the Company would likely be required to make such transfer of equity interests to WHP after March 31, 2025. As such, the Company estimated and recorded a contingent obligation of $6.3 million as a reduction to the carrying value of the equity method investment in the accompanying condensed consolidated balance sheet as of September 30, 2024, and recognized a corresponding non-cash charge in the condensed consolidated statements of operations for the current quarter and current nine months (see Note 2 for additional details).

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

During the current nine months, as a result of the divestiture of the Lori Goldstein Brand (as described in Note 3), the seller waived their rights with respect to the Lori Goldstein Earn-Out amounts that had been previously earned and had not yet been paid, and terminated their rights to any future payments under the Lori Goldstein Earn-Out. As a result, the Company de-recognized approximately $1.03 million of accrued Lori Goldstein Earn-Out payments and the remaining

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

balance of approximately $5.05 million of contingent obligations recorded on the Company’s balance sheet. As of September 30, 2024, there are no liability amounts remaining on the Company’s balance sheet related to the Lori Goldstein Earn-Out.

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

13.    Subsequent Events

Debt Refinancing

On December 12, 2024, the Company and certain of its subsidiaries entered into a new loan and security agreement with FEAC Agent, LLC, as administrative agent and collateral agent, FEF Distributors, LLC, as lead arranger, and Restore Capital, LLC, as agent for certain lenders, pursuant to which the lenders made term loans to the Company and agreed to make additional term loans to the Company upon the satisfaction of a condition precedent described in the loan agreement. The term loans under the loan agreement are as follows: (1) a term loan in the amount of $3.95 million (“Term Loan A”) was made on the closing date, (2) a term loan in the amount of $4.0 million (“Term Loan B”) was made on the closing date, and (3) a term loan in the amount of $2.05 million (“Delayed Draw Term Loan”; Term Loan A, Term Loan B and Delayed Draw Term Loan are referred to as “Term Loans”) which will be made upon the satisfaction of a condition precedent described in the loan agreement. The proceeds from Term Loan A and Term Loan B were used to repay the remaining balance of the Company’s October 2023 term loan with IDB, as well as to pay fees, costs, and expenses incurred in connection with entering into the new loan agreement, and the balance may be used for working capital purposes. The proceeds from the Delayed Draw Term Loan will be deposited in a bank account to satisfy a liquidity covenant in the loan agreement.

Principal amounts on Term Loans are payable on a pro rata basis in quarterly installments of $250,000 on each of March 31, June 30, September 30, and December 31 of each year, commencing on March 31, 2026, with the unpaid balance due at the maturity date of December 12, 2028.

Interest on Term Loans accrues at an annual rate equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York for an interest period equal to three months, subject to a 2.0% floor, plus (i) 8.5% for Term Loan A and Delayed Draw Term Loan and (ii) 13.5% for Term Loan B. Interest on amounts outstanding under the Term Loans accrues daily and is payable at the end of each calendar month.

The Term Loans are guaranteed by certain direct and indirect subsidiaries of the Company, and are secured by all of the asset of the Company and such subsidiaries. The loan agreement contains various customary financial covenants and reporting requirements, as specified and defined in the loan agreement.

In connection with the loan agreement, the Company issued warrants to purchase an aggregate of 1,456,667 shares of the Company’s common stock. These warrants have an exercise price of $0.6315 per share, are immediately exercisable, and expire on December 12, 2034.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

Further, IPX Capital, LLC, a company controlled by Mr. D’Loren, purchased a 12.5% undivided, last-out, subordinated participation interest in Term Loan B for a purchase price of $500,000; IPX also received 153,333 of the aforementioned warrants, which is the pro rata share of the Term B Lenders’ warrants that were issued by the Company. Also, in October 2024, IPX made a $250,000 non-interest-bearing advance to one of the Company’s subsidiaries, of which $200,000 was repaid to IPX upon the closing of the December 12, 2024 debt refinancing transaction.

Shares Issued to Executives

On October 31, 2024, the Company issued an aggregate of 27,311 shares of common stock to executives, in accordance with the terms of the amended employment agreements with Mr. D’Loren and Mr. Burroughs (see Note 8 for details).

On November 30, 2024, the Company issued an aggregate of 31,372 shares of common stock to executives, in accordance with the terms of the amended employment agreements with Mr. D’Loren and Mr. Burroughs (see Note 8 for details).

Guarantee

In October 2024, in connection with a required increase to a standby letter of credit associated with the Company’s real estate lease for offices located at 1333 Broadway, Mr. D’Loren provided a personal guarantee to the financial institution providing such letter of credit, in order to satisfy a portion of the associated collateral requirements for the letter of credit.

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

Summary of Operating Results

Three months ended September 30, 2024 (the “current quarter”) compared with the three months ended September 30, 2023 (the “prior year quarter”)

Revenues

Current quarter net revenue decreased $0.73 million to $1.91 million from $2.64 million for the prior year quarter.

This decrease was primarily attributable to a $0.87 million reduction in net licensing revenue, which declined from $2.38 million in the prior year quarter to $1.51 million in the current quarter, and was mainly driven by the June 30, 2024 divestiture of the Lori Goldstein Brand, partially offset by increased licensing revenues generated by our other brands.

In the current quarter, we recognized $0.41 million of net product sales from the sale of all remaining inventory of the Longaberger Brand to a third party at cost. As of September 30, 2024, we had no remaining inventory. Prior year quarter net product sales of $0.26 million represent the direct-to-consumer sales operations related to the Longaberger Brand, prior to our outsourcing of that business in the fourth quarter of 2023.

Cost of Goods Sold

Current quarter cost of goods sold was $0.41 million, as we sold all remaining inventory related to the Longaberger Brand to a third party during the current quarter, at cost.

Direct Operating Costs and Expenses

Direct operating costs and expenses decreased approximately $2.79 million, from $5.62 million in the prior year quarter to $2.83 million in the current quarter. This decrease was primarily attributable to the 2023 restructuring and transformation of our business operating model, along with additional cost reduction actions taken by management in the current year, which have significantly reduced the Company’s payroll, operating, and overhead costs. As of the third quarter of 2024, the Company has reduced its direct operating expenses to a current run rate of approximately $11 million per annum.

Other Operating Costs and Expenses (Income)

Depreciation and amortization expense decreased approximately $0.77 million, from $1.68 million in the prior year quarter to $0.91 million in the current quarter. This decrease is primarily attributable to the June 30, 2024 divestiture of the Lori Goldstein Brand, which included trademarks related to that brand with a net book value of approximately $1.93 million at the time of the divestiture.

We recognized equity method losses related to our equity investments in unconsolidated affiliates (IM Topco, LLC and Orme Live Inc.) of $0.59 million and $0.52 million for the current quarter and prior year quarter, respectively, due to the operations of those businesses and the distribution provisions applicable to each. The equity method losses for each quarter related to IM Topco, LLC consisted of $0.52 million of amortization expense of the Isaac Mizrahi intellectual property assets.

We also recognized a $6.25 million non-cash charge in the current quarter to recognize the estimated value of our contingent obligation to transfer a portion of our equity ownership interests in IM Topco, LLC to WHP after March 31, 2025. This charge essentially represents a subsequent reduction of the previously-recognized gain from the 2022 sale of a majority interest in the Isaac Mizrahi Brand.

Income Taxes

The estimated annual effective income tax rate for the current quarter and the prior year quarter was approximately 0% for both periods, resulting in an income tax benefit of $0 for both periods.

For both periods, the effective tax rate differed from the federal statutory rate due to the recording of a valuation allowance against the benefit that would have otherwise been recognized, as it was considered not more likely than not that the net operating losses generated during each period will be utilized in future periods.

Net Loss Attributable to Xcel Brands, Inc. Stockholders

We had a net loss of $9.21 million for the current quarter, compared with a net loss of $5.14 million for the prior year quarter, due to the combination of the factors outlined above.

Non-GAAP Net Income (Loss), Non-GAAP Diluted EPS, and Adjusted EBITDA

We had a non-GAAP net loss of approximately $1.33 million, or $0.06 per diluted share (“non-GAAP diluted EPS”), for the current quarter and a non-GAAP net loss of $3.05 million, or $0.15 per diluted share, for the prior year quarter. Non-GAAP net income (loss) is a non-GAAP unaudited term, which we define as net income (loss) attributable to Xcel Brands, Inc. stockholders, exclusive of amortization of trademarks, income (loss) from equity method investments, changes in ownership interests of equity method investments, stock-based compensation and cost of licensee warrants, gains on sales of assets and investments, gain on lease termination, asset impairment charges, and income taxes (if any). Non-GAAP net income (loss) and non-GAAP diluted EPS measures do not include the tax effect of the aforementioned adjusting items, due to the nature of these items and the Company’s tax strategy.

We had Adjusted EBITDA of approximately $(1.05) million for the current quarter, compared with approximately $(1.41) million for the prior year quarter. Adjusted EBITDA is a non-GAAP unaudited measure, which we define as net (loss) income attributable to Xcel Brands, Inc. stockholders before asset impairment charges, depreciation and amortization, income (loss) from equity method investments, changes in ownership interests of equity method investments, interest and finance expenses (including loss on extinguishment of debt, if any), accretion of lease liability for exited leases, income taxes (if any), other state and local franchise taxes, stock-based compensation and cost of licensee warrants, gains on sales of assets and investments, gain on lease termination, costs of restructuring of operations, and losses from discontinued businesses.

Management uses non-GAAP net income (loss), non-GAAP diluted EPS, and Adjusted EBITDA as measures of operating performance to assist in comparing performance from period to period on a consistent basis and to identify business trends relating to the Company’s results of operations. Management believes non-GAAP net income (loss), non-GAAP diluted EPS, and Adjusted EBITDA are also useful because these measures adjust for certain costs and other events that management believes are not representative of our core business operating results, and thus, these non-GAAP measures provide supplemental information to assist investors in evaluating the Company’s financial results.

Non-GAAP net income (loss), non-GAAP diluted EPS, and Adjusted EBITDA should not be considered in isolation or as alternatives to net income, earnings per share, or any other measure of financial performance calculated and presented in accordance with GAAP. Given that non-GAAP net income (loss), non-GAAP diluted EPS, and Adjusted EBITDA are financial measures not deemed to be in accordance with GAAP and are susceptible to varying calculations, our non-GAAP net income (loss), non-GAAP diluted EPS, and Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in our industry, because other companies may calculate non-GAAP net income (loss), non-GAAP diluted EPS, and Adjusted EBITDA in a different manner than we calculate these measures.

In evaluating non-GAAP net income (loss), non-GAAP diluted EPS, and Adjusted EBITDA, you should be aware that in the future we may or may not incur expenses similar to some of the adjustments in this report. Our presentation of non-GAAP net income (loss), non-GAAP diluted EPS, and Adjusted EBITDA does not imply that our future results will be unaffected by these expenses or any other unusual or non-recurring items. When evaluating our performance, you should consider non-GAAP net income (loss), non-GAAP diluted EPS, and Adjusted EBITDA alongside other financial performance measures, including our net income and other GAAP results, and not rely on any single financial measure.

The following table is a reconciliation of net loss attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net loss:

	Three Months Ended
	September 30,
($ in thousands)	2024	2023
Net loss attributable to Xcel Brands, Inc. stockholders	$(9,213)	$(5,144)
Amortization of trademarks	875	1,520
Loss from equity method investments	593	515
Reduction in equity ownership of IM TopCo, LLC	6,254	—
Stock-based compensation and cost of licensee warrants	158	62
Non-GAAP net loss	$(1,333)	$(3,047)

The following table is a reconciliation of diluted loss per share (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted EPS:

	Three Months Ended
	September 30,
	2024	2023
Diluted loss per share	$(0.39)	$(0.26)
Amortization of trademarks	0.04	0.08
Loss from equity method investments	0.02	0.03
Reduction in equity ownership of IM TopCo, LLC	0.26	—
Stock-based compensation and cost of licensee warrants	0.01	0.00
Non-GAAP diluted EPS	$(0.06)	$(0.15)
Non-GAAP weighted average diluted shares	23,522,453	19,749,317

The following table is a reconciliation of net loss attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Three Months Ended
	September 30,
($ in thousands)	2024	2023
Net loss attributable to Xcel Brands, Inc. stockholders	$(9,213)	$(5,144)
Depreciation and amortization	910	1,677
Loss from equity method investments	593	515
Reduction in equity ownership of IM TopCo, LLC	6,254	—
Interest and finance expense (income)	142	—
Accretion of lease liability for exited lease	98	—
State and local franchise taxes	9	9
Stock-based compensation and cost of licensee warrants	158	62
Costs associated with restructuring of operations	—	1,471
Adjusted EBITDA	$(1,049)	$(1,410)

Nine months ended September 30, 2024 (the “current nine months”) compared with the nine months ended September 30, 2024 (the “prior year nine months”)

Revenues

Current nine months net revenue decreased approximately $8.42 million to $7.05 million from $15.47 million for the prior year nine months.

This decline was primarily attributable to the $7.90 million decrease in net product sales from $8.44 million in the prior year nine months to $0.54 million in the current nine months, due to the exit from our wholesale apparel and fine jewelry sales operations and outsourcing of our Longaberger business as part of the restructuring and transformation of our business operating model in 2023. The only net product sales in the current nine months were related to the final sale of certain residual jewelry inventories and the sale of all remaining inventory related to the Longaberger brand; as of September 30, 2024, the Company has no remaining inventory.

Net licensing revenues also decreased, from $7.03 million in the prior year nine months to $6.52 million in the current nine months. This decline of approximately $0.51 million was primarily attributable to the June 30, 2024 divestiture of the Lori Goldstein Brand, partially offset by licensing revenues from the new licensing agreements with best-in-class business partners that we entered into in 2023, most notably the Halston Master License with G-III Apparel Group, as well as significantly increased revenues generated by the C Wonder by Christian Siriano business on HSN.

Cost of Goods Sold

Current nine months cost of goods sold was $0.45 million, compared with $6.72 million for the prior year nine months. This decrease was driven by the aforementioned exit from our wholesale and direct-to-consumer operations as part of the 2023 business model restructuring.

Direct Operating Costs and Expenses

Direct operating costs and expenses decreased approximately $7.86 million from $17.77 million in the prior year nine months to $9.91 million in the current nine months. This decrease was primarily attributable to the 2023 restructuring and transformation of our business operating model, which included reductions in staffing levels as well as related reductions in other overhead costs.

Other Operating Costs and Expenses (Income)

Depreciation and amortization expense decreased approximately $1.22 million, from $5.26 million in the prior year nine months to $4.04 million in the current nine months. This decrease is primarily attributable to the June 30, 2024 divestiture of the Lori Goldstein Brand, which included trademarks related to that brand with a net book value of approximately $1.93 million at the time of the divestiture.

Equity method losses related to our equity investments in unconsolidated affiliates (IM Topco, LLC and Orme Live Inc.) were $1.68 million and $1.55 million for the current nine months and prior year nine months, respectively, due to the operations of those businesses and the distribution provisions applicable to each. The equity method losses for each nine-month period related to IM Topco, LLC consisted of $1.55 million of amortization expense of the Isaac Mizrahi intellectual property assets.

We also recognized a $6.25 million non-cash charge in the current nine months to recognize the estimated value of our contingent obligation to transfer a portion of our equity ownership interests in IM Topco, LLC to WHP after March 31, 2025. This charge essentially represents a subsequent reduction of the previously-recognized gain from the 2022 sale of a majority interest in the Isaac Mizrahi Brand.

During the current nine months, we recognized a $3.80 million gain on the divestiture of the Lori Goldstein Brand. The consideration received from this transaction was non-cash in nature, and consisted of approximately $6.08 million of relief from certain accrued earn-out payments and the release of contingent obligations under contractual agreements with the buyer. The net book value of the intangible assets sold was approximately $1.93 million, and we also incurred approximately $0.35 million of legal fees in connection with the sale.

Also during the current nine months, we recognized asset impairment charges of approximately $3.48 million related to our exit from and sublease of our offices at 1333 Broadway, of which approximately $3.1 million related to the operating lease right-of-use asset and approximately $0.4 million related to leasehold improvements at that location.

During the prior year nine months, we recognized a gain of $0.35 million related to the sale of a limited partner ownership interest in an unconsolidated affiliate, which was entered into in 2016, and a gain of $0.44 million related to a lease termination settlement with the landlord of our former retail store location.

Income Taxes

The estimated annual effective income tax rate for the current nine months and the prior year nine months was approximately 0% for both periods, resulting in an income tax benefit of $0 for both periods.

For both periods, the effective tax rate differed from the federal statutory rate due to the recording of a valuation allowance against the benefit that would have otherwise been recognized, as it was considered not more likely than not that the net operating losses generated during each period will be utilized in future periods.

Net Loss Attributable to Xcel Brands, Inc. Stockholders

We had a net loss of $15.31 million for the current nine months, compared with a net loss of $14.26 million for the prior year nine months, due to the combination of the factors outlined above.

Non-GAAP Net (Loss) Income, Non-GAAP Diluted EPS, and Adjusted EBITDA

We had a non-GAAP net loss of approximately $3.44 million, or $0.15 per diluted share for the current nine months and a non-GAAP net loss of $8.66 million, or $0.44 per diluted share, for the prior year nine months. We had Adjusted EBITDA of approximately $(2.66) million for the current nine months, compared with approximately $(4.57) million for the prior year nine months.

The following table is a reconciliation of net loss attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net loss:

	Nine Months Ended
	September 30,
($ in thousands)	2024	2023
Net loss attributable to Xcel Brands, Inc. stockholders	$(15,312)	$(14,255)
Amortization of trademarks	3,914	4,565
Loss from equity method investments	1,683	1,545
Reduction in equity ownership of IM TopCo, LLC	6,254	—
Stock-based compensation and cost of licensee warrants	344	184
Gains on sales of assets and investments	(3,801)	(351)
Gain on lease termination	—	(445)
Asset impairment charges	3,483	100
Non-GAAP net loss	$(3,435)	$(8,657)

The following table is a reconciliation of diluted loss per share (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted EPS:

	Nine Months Ended
	September 30,
	2024	2023
Diluted loss per share	$(0.68)	$(0.72)
Amortization of trademarks	0.17	0.23
Loss from equity method investments	0.07	0.08
Reduction in equity ownership of IM TopCo, LLC	0.28	—
Stock-based compensation and cost of licensee warrants	0.02	0.01
Gains on sales of assets and investments	(0.17)	(0.02)
Gain on lease termination	—	(0.02)
Asset impairment charges	0.16	0.00
Non-GAAP diluted EPS	$(0.15)	$(0.44)
Non-GAAP weighted average diluted shares	22,466,737	19,683,525

The following table is a reconciliation of net loss attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Nine Months Ended
	September 30,
($ in thousands)	2024	2023
Net loss attributable to Xcel Brands, Inc. stockholders	$(15,312)	$(14,255)
Asset impairment charges	3,483	100
Depreciation and amortization	4,044	5,260
Loss from equity method investments	1,683	1,545
Reduction in equity ownership of IM TopCo, LLC	6,254	—
Interest and finance expense	438	18
Accretion of lease liability for exited lease	174	—
State and local franchise taxes	33	53
Stock-based compensation and cost of licensee warrants	344	184
Gains on sales of assets and investments	(3,801)	(351)
Gain on lease termination	—	(445)
Costs associated with restructuring of operations	—	3,319
Adjusted EBITDA	$(2,660)	$(4,572)

Liquidity and Capital Resources

General

As of September 30, 2024 and December 31, 2023, our unrestricted cash and cash equivalents were $0.24 million and $3.00 million, respectively. Restricted cash at September 30, 2024 (included within other assets in the condensed consolidated balance sheet) consisted of $0.7 million of cash deposited with Israel Discount Bank of New York as collateral for a standby letter of credit associated with a real estate lease; there was no restricted cash as of December 31, 2023.

Our principal capital requirements have been to fund working capital needs, acquire new brands, and to a lesser extent, capital expenditures. Our current “licensing plus” operating model is a working capital light business model, and generally does not require material capital expenditures. As of September 30, 2024, we have no significant commitments for future capital expenditures.

Working Capital

Our working capital (current assets less current liabilities, excluding the current portion of operating lease obligations, deferred revenue, and any contingent obligations payable in common stock) was approximately negative $0.4 million and positive $2.9 million as of September 30, 2024 and December 31, 2023, respectively. Post closing of the new term loan debt in December 2024 (as described further below), the Company’s working capital increased by approximately $4.5 million.

Liquidity and Management’s Plans

We incurred a net loss attributable to Company stockholders of approximately $15.3 million during the nine months ended September 30, 2024 (which included non-cash expenses of approximately $15.8 million, and a non-cash gain of approximately $3.8 million on the divestiture of the Lori Goldstein Brand), and had an accumulated deficit of approximately $69.2 million as of September 30, 2024. Net cash used in operating activities was approximately $3.3 million for the nine months ended September 30, 2024. These factors, along with our current levels of cash and working capital, raise uncertainties about the Company’s ability to continue as a going concern.

During the year ended December 31, 2023, management implemented a plan to mitigate an expected shortfall of capital and to support future operations by shifting its business from a wholesale/licensing hybrid model into a “licensing plus” model. These restructuring initiatives included entering into various new licensing agreements and joint venture arrangements with best-in-class business partners, and reducing the Company’s payroll, overhead, and other operating costs by approximately $15 million on an annualized basis when compared to 2022.

During the first nine months of 2024, management took further actions to optimize its cost structure and manage its liquidity, including entering into a divestiture transaction (see Note 3 for details) which eliminated certain operating and compensation expenses, relieved the Company of its contractual obligations to make future cash payments of approximately $1 million, and relieved the Company of a potential future contingent obligation to make future cash payments of up to approximately $11 million. As of the third quarter of 2024, the Company has reduced its direct operating expenses to a current run rate of approximately $11 million per annum. Also during the first nine months of 2024, the Company issued new shares of common stock for net proceeds of approximately $2 million. Further, in December 2024, the Company entered into a new term loan agreement for the aggregate amount of $10 million.

Based on the aforementioned events and changes, management expects that existing cash and future operating cash flows will be adequate to meet the Company’s operating needs, term debt service obligations, and capital expenditure needs, for at least the twelve months subsequent to the filing date of this Quarterly Report on Form 10-Q; therefore, such conditions and uncertainties with respect to the Company’s ability to continue as a going concern as of September 30, 2024 have been alleviated.

Commentary on the components of our cash flows for the current nine months as compared with the prior year nine months is set forth below.

Operating Activities

Net cash used in operating activities was approximately $3.31 million in the current nine months, compared with approximately $2.81 million in the prior year nine months.

The current nine months net cash used in operating activities was primarily attributable to the combination of the net loss of $(15.40) million plus non-cash items of approximately $11.99 million and the net change in operating assets and liabilities of approximately $0.11 million. Non-cash items were primarily comprised of approximately $6.25 million for the change in value of contingent obligations, $4.04 million of depreciation and amortization expense, $3.48 million of asset impairment charges, and our $1.68 million undistributed proportional share of net losses from equity method investees, partially offset by a $(3.80) million gain on the divestiture of the Lori Goldstein Brand. The net change in operating assets and liabilities was primarily comprised of decreases in accounts receivable and inventory of approximately $0.59 million and $0.45 million, respectively, partially offset by a decrease in lease-related assets and liabilities of $(0.71) million.

The prior year nine months cash used in operating activities was primarily attributable to the combination of the net loss of $(15.04) million plus non-cash items of approximately $7.07 million and the net change in operating assets and liabilities of approximately $5.16 million. Non-cash items were primarily comprised of $5.26 million of depreciation and amortization expense, our $1.55 million undistributed proportional share of net loss of equity method investee, and a $0.76 million charge related to the restructuring of certain contractual arrangements, partially offset by a $(0.35) gain on the sale of a financial asset and a $(0.44) gain on the settlement of a lease liability. The net change in operating assets and liabilities was primarily comprised of (i) an increase in deferred revenue of approximately $4.68 million, which was mainly attributable to the upfront payment received for the Halston Master License agreement entered into during the prior year nine months, (ii) a decrease in inventory of approximately $1.85 million, driven by the sale of all of our C Wonder apparel inventory to HSN and the sale of all of our Judith Ripka fine jewelry inventory to JTV, as part of the restructuring and transformation of our business operating model. Partially offsetting these net changes in operating assets and liabilities were decreases in various operating liabilities of approximately $(1.40) million.

Investing Activities

Net cash used in investing activities in the current nine months was comprised of purchases of furniture and fixtures totaling approximately $0.11 million.

Net cash provided by investing activities in the prior year nine months was approximately $0.36 million, primarily driven by $0.45 million of proceeds received from the sale of a limited partner ownership interest in an unconsolidated affiliate, which was entered into in 2016.

Financing Activities

Net cash provided by financing activities in the current nine months was primarily attributable to $1.90 million of net proceeds generated by equity issuance transactions undertaken during the first quarter (as described in more detail below), partially offset by $0.50 million of scheduled principal payments made on our term loan debt.

Net cash provided by financing activities in the prior year nine months was entirely attributable to proceeds from the exercise of employee stock options in the amount of approximately $0.03 million

Public Offering and Private Placement Transactions

On March 15, 2024, the Company entered into an underwriting agreement with Craig-Hallum Capital Group LLC (the “Representative”), as the representative of the underwriters, relating to a firm commitment underwritten public offering (the “Offering”) of 3,284,422 shares of the Company’s common stock at a price to the public of $0.65 per share.

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

Prior to the current quarter, no amount was recorded on the Company’s consolidated balance sheets related to this contingent obligation. However, during the current quarter, management concluded that, based on current trends in and projections of IM Topco’s royalty revenues, the Company would likely be required to make such transfer of equity interests to WHP after March 31, 2025. As such, the Company estimated and recorded a contingent obligation of $6.25 million as a reduction to the carrying value of the equity method investment in the accompanying condensed consolidated balance sheet as of September 30, 2024.

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

During the current nine months, as a result of the divestiture of the Lori Goldstein Brand, the seller waived their rights with respect to the Lori Goldstein Earn-Out amounts that had been previously earned and had not yet been paid, and terminated their rights to any future payments under the Lori Goldstein Earn-Out. As a result, the Company de-recognized approximately $1.03 million of accrued Lori Goldstein Earn-Out payments and the remaining balance of approximately $5.05 million of contingent obligations recorded on the Company’s balance sheet. As of September 30, 2024, there are no liability amounts remaining on the Company’s balance sheet related to the Lori Goldstein Earn-Out.

Debt Refinancing

On December 12, 2024, the Company and certain of its subsidiaries entered into a new loan and security agreement with FEAC Agent, LLC, as administrative agent and collateral agent, FEF Distributors, LLC, as lead arranger, and Restore Capital, LLC, as agent for certain lenders, pursuant to which the lenders made term loans to the Company and agreed to make additional term loans to the Company upon the satisfaction of a condition precedent described in the loan agreement. The term loans under the loan agreement are as follows: (1) a term loan in the amount of $3.95 million (“Term Loan A”) was made on the closing date, (2) a term loan in the amount of $4.0 million (“Term Loan B”) was made on the closing date, and (3) a term loan in the amount of $2.05 million (“Delayed Draw Term Loan”; Term Loan A, Term Loan B and Delayed Draw Term Loan are referred to as “Term Loans”) which will be made upon the satisfaction of a condition precedent described in the loan agreement. The proceeds from Term Loan A and Term Loan B were used to repay the remaining balance of the Company’s October 2023 term loan with IDB, as well as to pay fees, costs, and expenses incurred in connection with entering into the new loan agreement, and the balance may be used for working capital purposes. The proceeds from the Delayed Draw Term Loan will be deposited in a bank account to satisfy a liquidity covenant in the loan agreement.

Principal amounts on Term Loans are payable on a pro rata basis in quarterly installments of $250,000 on each of March 31, June 30, September 30, and December 31 of each year, commencing on March 31, 2026, with the unpaid balance due at the maturity date of December 12, 2028.

Interest on Term Loans accrues at an annual rate equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York for an interest period equal to three months, subject to a 2.0% floor, plus (i) 8.5% for Term Loan A and Delayed Draw Term Loan and (ii) 13.5% for Term Loan B. Interest on amounts outstanding under the Term Loans accrues daily and is payable at the end of each calendar month.

The Term Loans are guaranteed by certain direct and indirect subsidiaries of the Company, and are secured by all of the asset of the Company and such subsidiaries. The loan agreement contains various customary financial covenants and reporting requirements, as specified and defined in the loan agreement.

In connection with the loan agreement, the Company issued warrants to purchase an aggregate of 1,456,667 shares of the Company’s common stock. These warrants have an exercise price of $0.6315 per share, are immediately exercisable, and expire on December 12, 2034.

Further, IPX Capital, LLC (“IPX”), a company controlled by Robert W. D’Loren, Chairman and Chief Executive Officer of the Company, purchased a 12.5% undivided, last-out, subordinated participation interest in Term Loan B for a purchase price of $500,000; IPX also received 153,333 of the aforementioned warrants. Also, in October 2024, IPX made a $250,000 non-interest-bearing advance to one of the Company’s subsidiaries, of which $200,000 was repaid to IPX upon the closing of the December 12, 2024 debt refinancing transaction

Other Factors

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

While the 2022 sale of a majority interest in the Isaac Mizrahi brand resulted in a decrease in our licensing revenues, as that brand represented a significant portion of our historical licensing revenues, we have taken and continue to take actions to replace those revenues in the long-term with new strategic business initiatives, as we concentrate our resources on growing our brands, launching new brands, and entering into new business partnerships. We continue to seek new opportunities, including expansion through interactive television, live streaming, and additional domestic and international licensing arrangements, and acquiring and collaborating with additional brands, including the C Wonder by Christian Siriano business on HSN, and the recently-launched TowerHill by Christie Brinkley brand.

During 2023, we restructured our business operations by shifting our business from a wholesale/licensing hybrid model into a “licensing plus” business model. These efforts included entering into new structured contractual arrangements with best-in-class business partners in order to more efficiently operate our wholesale and e-commerce businesses and reduce and better manage our exposure to operating risks. These restructuring initiatives were originally expected to provide us with approximately $15 million of cost savings on an annualized basis compared to our previous operating model. Based on additional actions taken by management during the first nine months of 2024 and the recent divestiture of the Lori Goldstein brand, the Company’s direct operating costs on an annualized basis have been reduced from approximately $8 million per quarter under our previous operating model to approximately $2.5 to $3.0 million per quarter on a going-forward basis. This represents approximately $21 million of  cost savings on an annualized basis compared to our cost structure in 2022.

Nonetheless, we continue to face a number of headwinds in the current macroeconomic environment. Poor economic and market conditions, including the impacts of recent inflation and rising consumer debt levels, may negatively impact market sentiment, decreasing the demand for apparel, footwear, accessories, fine jewelry, home goods, and other consumer products, which would adversely affect our operating income and results of operations. If we are unable to take effective measures in a timely manner to mitigate the impact of inflation and/or a potential recession, our business, financial condition, and results of operations could be adversely affected.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 19, 2024, for a discussion of our critical accounting policies and estimates. During the three and nine months ended September 30, 2024, there were no material changes to our critical accounting policies or estimates.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.    CONTROLS AND PROCEDURES

A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2024, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2024, due to the material weakness described below.

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

B. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There is a high likelihood that we will be obligated to transfer an additional 12.5% of IM Topco to WHP as we do not expect IM Topco to meet revenue targets set forth in the purchase agreement.

In accordance with the May 31, 2022 membership interest purchase agreement, as amended, WHP (as buyer) may be entitled to receive from Xcel 12.5% of the total outstanding equity interests of IM Topco if, during the twelve-month period ending March 31, 2025, IM Topco receives less than $13.5 million in aggregate royalties (the “Purchase Price Adjustment”). Based on current trends and projections of IM Topco’s revenues, the Company estimates that there is high likelihood that IM Topco’s revenues will be less than the required minimum and the Company will be obligated to transfer the required membership interests to WHP in accordance with the Purchase Price Adjustment. The Company has recorded a contingent obligation of approximately $6.3 million as a reduction to the carrying value of the equity method investment as of September 30, 2024, based on the expected March 31, 2025 value of the potential transferred membership interest.  If such transfer occurs, our interest in the equity of IM Topco will be reduced from 30% to 17.5%.

Our existing and any future indebtedness could adversely affect our ability to operate our business.

On December 12, 2024, we and certain of our subsidiaries entered into a new loan and security agreement with FEAC Agent, LLC, as administrative agent and collateral agent, FEF Distributors, LLC, as lead arranger, and Restore Capital, LLC, as agent for certain lenders, pursuant to which the lenders made term loans to us and agreed to make additional term loans to us upon the satisfaction of a condition precedent described in the loan agreement. The term loans under the loan agreement are as follows: (1) a term loan in the amount of $3.95 million (“Term Loan A”) was made on the closing date, (2) a term loan in the amount of $4.0 million (“Term Loan B”) was made on the closing date, and (3) a term loan in the amount of $2.05 million (“Delayed Draw Term Loan”; Term Loan A, Term Loan B and Delayed Draw Term Loan are referred to as “Term Loans”) which will be made upon the satisfaction of a condition precedent described in the loan agreement. The proceeds from the Delayed Draw Term Loan were deposited in a bank account to satisfy a liquidity covenant in the loan agreement.

Principal amounts on Term Loans are payable on a pro rata basis in quarterly installments of $250,000 on each of March 31, June 30, September 30, and December 31 of each year, commencing on March 31, 2026, with the unpaid balance due at the maturity date of December 12, 2028. Interest on Term Loans accrues at an annual rate equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York for an interest period equal to three months, subject to a 2.0% floor, plus (i) 8.5% for Term Loan A and Delayed Draw Term Loan and (ii) 13.5% for Term Loan B. Interest on amounts outstanding under the Term Loans accrues daily and is payable at the end of each calendar month.

The Term Loans are guaranteed by certain of our direct and indirect subsidiaries, and are secured by all of the assets of the Company and such subsidiaries. The loan agreement contains various customary financial covenants and reporting requirements, as specified and defined in the loan agreement, including minimum revenue requirements and an approximately $2.05 million minimum liquidity requirement. In addition, we are required to raise at least $1,500,000 of equity capital by March 31, 2025. If we do not raise the equity capital, the reserve for the liquidity covenant will increase to approximately $4.05 million and the minimum revenue requirements will increase by 12.5%.

Our outstanding indebtedness, including any additional indebtedness beyond our borrowings under the loan agreement, combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

●	Requiring us to dedicate a portion of our cash resources to the payment of interest and principal, reducing money available to fund working capital, capital expenditures, potential acquisitions, international expansion, new product development, new enterprise relationships, and other general corporate purposes;
●	Increasing our vulnerability to adverse changes in general economic, industry, and market conditions;
●	Subjecting us to restrictive covenants that may reduce our ability to take certain corporate actions or obtain further debt or equity financing;
●	Limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and
●	Placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.

We intend to satisfy our current and future debt service obligations with our then existing cash and cash equivalents. However, we may not have sufficient funds, and may be unable to arrange for additional financing, to pay the amounts due under the loan agreement or any other debt instruments. Failure to make payments or comply with other covenants under our existing loan agreement or such other debt instruments could result in an event of default and acceleration of amounts due, which would have a material adverse effect on our business.

A breach of the covenants under the loan agreement could result in an event of default under the applicable indebtedness. An event of default under the loan agreement could permit the lenders under the loan agreement to terminate all commitments to extend further credit under the loan agreement. Furthermore, if we were unable to repay the amounts due and payable under the loan agreement, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lender accelerates the repayment of our borrowings, we may not have sufficient assets to repay that indebtedness.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

In October 2024, in connection with a required increase to a standby letter of credit associated with the Company’s real estate lease for offices located at 1333 Broadway, Robert W. D’Loren, Chairman and Chief Executive Officer of the Company, provided a personal guarantee to the financial institution providing such letter of credit, in order to satisfy a portion of the associated collateral requirements for the letter of credit.

In connection with the refinancing of the Company’s term loan debt in December 2024, IPX Capital, LLC (“IPX”), a company controlled by Mr. D’Loren, purchased a 12.5% undivided, last-out, subordinated participation interest in a portion of the new term loan debt for a purchase price of $500,000. As part of this refinancing transaction, IPX also received 153,333 warrants to purchase shares of the Company’s common stock, with such warrants having an exercise price of $0.6315 per share, being immediately exercisable, and expiring on December 12, 2034.

Also, in October 2024, IPX made a $250,000 non-interest-bearing advance to one of the Company’s subsidiaries, of which $200,000 was repaid to IPX upon the closing of the December 2024 debt refinancing transaction.

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

Date: December 20, 2024	By:	/s/ Robert W. D’Loren
Name: Robert W. D’Loren
Title: Chairman and Chief Executive Officer

	By:	/s/ James F. Haran
Name: James F. Haran
Title: Chief Financial Officer and Vice President