Form 10-K
period 2024-12-31
XCel Brands, Inc.
filed 2025-05-28
CIK 1083220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $7,346,000 based upon the closing price of such common stock on June 30, 2024.

The number of shares of the issuer’s common stock issued and outstanding as of May 27, 2025 was 2,395,242 shares.

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

The "Halston," "Halston Heritage," "H by Halston®," "H Halston™," "Roy Frowick," "Judith Ripka LTD™," "Judith Ripka Collection™," "Judith Ripka Legacy™," "Judith Ripka®,” "Judith Ripka Sterling™," "C. Wonder™," "C. Wonder Limited™," "TowerHill," and "LB70" brands and all related logos and other trademarks or service marks of the Company appearing in this Annual Report are the property of the Company. Brands and all related logos and other trademarks or service marks of other entities (for example, QVC, HSN, JTV, etc.) are the property of those respective entities.

Item 1.   Business

Overview

Xcel Brands, Inc. (the “Company,” “Xcel,” “We,” “Us,” or “Our”) is a media and consumer products company engaged in the design, licensing, marketing, live streaming, and social commerce sales of branded apparel, footwear, accessories, fine jewelry, home goods and other consumer products, and the acquisition of dynamic consumer lifestyle brands. Xcel was founded in 2011 with a vision to reimagine shopping, entertainment, and social media as social commerce. Currently, our brand portfolio consists of the following:

●	the Halston brands (the "Halston Brand"), the Judith Ripka brands (the "Ripka Brand"), and the C Wonder brands (the "C Wonder Brand"), which are wholly owned by the Company;
●	the TowerHill by Christie Brinkley brand (the “CB Brand”), which is a co-branded collaboration between Xcel and Christie Brinkley that launched in May 2024;
●	the LB70 by Lloyd Boston brand (the “LB Brand”), which is a co-branded collaboration between Xcel and Lloyd Boston that launched in August 2024;
●	the Longaberger brand (the “Longaberger Brand”), which we manage through our 50% ownership interest in Longaberger Licensing, LLC; and
●	the Isaac Mizrahi brands (the “Isaac Mizrahi Brand”), in which we hold a noncontrolling interest through our 17.5% ownership interest in IM Topco, LLC (“IM Topco”) and continue to contribute to the operations of the brand through a service agreement with IM Topco.

We also own a 19% interest in ORME Live Inc. (“ORME”), a short-form video and social commerce marketplace that launched in April 2024.

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

Our objective is to build a diversified portfolio of lifestyle consumer products brands through organic growth and the strategic acquisition of new brands. To grow our brands, we are focused on the following primary strategies:

●	distribution and/or licensing our brands for sale through interactive television (e.g., QVC, HSN, America’s Collectible Network, Inc. d/b/a JTV (“JTV”), etc.);
●	licensing of our brands to retailers that sell to the end consumer;
●	licensing our brands to manufacturers and retailers for promotion and distribution through e-commerce, social commerce, and traditional brick-and-mortar retail channels; and
●	acquiring additional consumer brands and integrating them into our operating platform, and leveraging our operating infrastructure and distribution relationships.

We believe that Xcel offers a unique value proposition to our retail and direct-to-consumer customers and our licensees for the following reasons:

●	our management team, including our officers’ and directors’ experience in, and relationships within the industry;
●	our deep knowledge, expertise, and proprietary technology in live streaming and social commerce;
●	our design, sales, marketing, and technology platform that enables us to design trend-right product; and
●	our significant media and digital presence.

Recent Developments

Prior to 2023, the Company engaged in certain wholesale and direct-to-consumer sales of products under its brands. In 2023, we signed master license agreements for our Halston Brand and Ripka Brand, and license agreements for the supply of products under certain of our brands to HSN, that enabled us to outsource a majority of our wholesale and direct-to-consumer operations and revert to a working capital light business model. In addition to licensing out the brands described above, we outsourced the operations of Longaberger through a license agreement with a third party to operate and manage the Longaberger e-commerce website in the fourth quarter of 2023.

In 2024, we launched the Longaberger Brand on ORME, a short-form video and social commerce marketplace, and launched the new TowerHill by Christie Brinkley brand as well as the LB70 by Lloyd Boston brand on HSN. On June 30, 2024, we divested the LOGO by Lori Goldstein brand (the “Lori Goldstein Brand”), which was a wholly owned brand from April 1, 2021 through June 30, 2024.

On March 24, 2025, the Company filed an amendment to its Amended and Restated Certificate of Incorporation to effect a one-for-ten (1:10) reverse stock split of the shares of the Company’s common stock. As a result of this reverse stock split, effective March 24, 2025, every ten (10) shares of our issued and outstanding common stock were automatically combined into one (1) issued and outstanding share of common stock, without any change in the par value per share or number of shares authorized. No fractional shares were issued, and the shares of common stock underlying the Company’s outstanding stock options and warrants were also proportionately adjusted along with corresponding adjustments to their exercise prices. The reverse stock split was primarily intended to bring the Company in compliance with the minimum bid requirement to maintain listing of its common stock on the NASDAQ Capital Market. We have reflected the reverse split on a retroactive basis to all applicable amounts contained in this Annual Report on Form 10-K.

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

Our principal office is currently located at 550 Seventh Avenue, 11th Floor, New York, NY 10018.

Our telephone number is (347) 727-2474.

Our corporate website is www.xcelbrands.com. Additionally, we maintain websites for our respective brands at www.halston.com, www.judithripka.com, www.cwonder.com, www.longaberger.com, and www.isaacmizrahi.com. None of the content on our websites is incorporated by reference into this Annual Report on Form 10-K.

Our Brand Portfolio

Currently, our brand portfolio consists of the Halston, Ripka, C Wonder, CB, LB, Longaberger, and Isaac Mizrahi Brands, and other proprietary brands, including the various labels under these brands.

Halston

The Halston brand was founded by Roy Halston Frowick in the 1960s, and quickly became one of the most important American fashion brands in the world, becoming synonymous with glamour, sophistication, and femininity. Halston’s groundbreaking designs and visionary style still influence designers around the world today. We acquired the H Halston brands in December 2014, and since our acquisition of the Halston Heritage brands in February 2019, we own all Halston labels under our brands. The Halston brand is available across various distribution channels – including premium and better department stores, e-commerce, interactive television, and national specialty retailers – through our long-term master license agreement with G-III Apparel Group.

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

TowerHill by Christie Brinkley

TowerHill by Christie Brinkley is a new co-branded collaboration between Xcel Brands, Inc. and Christie Lee Brinkley, an iconic American supermodel with over one million followers on social media. The brand launched on HSN in May 2024, with plans to license and launch products outside of HSN starting in 2025.

LB70 by Lloyd Boston

LB70 by Lloyd Boston is a new co-branded collaboration between Xcel Brands, Inc. and Lloyd Boston, a 30-year veteran of the fashion industry and former Vice President of the multibillion-dollar Tommy Hilfiger brand, as well as a best-selling author. The brand launched on HSN in August 2024, with plans to launch accessories on HSN in 2025 and additional retail distribution in Fall 2025.

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

Isaac Mizrahi

Isaac Mizrahi is an iconic American brand that stands for timeless, cosmopolitan style. Isaac Mizrahi, the designer, launched his eponymous label in 1987 to critical acclaim, including four Council of Fashion Designers of America (CFDA) awards. Since then, this brand has become known and beloved around the world for its colorful and stylish designs. As a true lifestyle brand, under Xcel’s ownership it has expanded into over 150 different product categories including sportswear, footwear, handbags, watches, eyewear, tech accessories, home, and other merchandise. The brand is available across various distribution channels to reach customers wherever they shop: better department stores, such as Saks and Hudson’s Bay; interactive television, including QVC and HSN; and national specialty retailers. The brand is also sold in various global locations, including Canada, Italy, the United Kingdom, and Japan. We acquired the Isaac Mizrahi brand in September 2011, and in May 2022, we sold a majority interest in the brand to a third party, retaining a 30% noncontrolling interest in the brand. In April 2025, our interest in the brand was reduced to 17.5% due to contractual arrangements with the third-party buyer. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Obligations and Commitments – Contingent Obligations – Issaac Mizrahi Transaction.”

Growth Strategy

We plan to continue to grow our brands and business through three primary strategies:

●	organic growth in our existing brands;
●	developing new brands that are well positioned in social commerce; and
●	the acquisition of brands and businesses that fit our long-term strategy.

With respect to organic growth in our existing brands, we entered into master license agreements for our Halston Brand and Judith Ripka Brand in 2023, and launched the C Wonder Brand on HSN.

●	The Halston master license agreement is with G-III Apparel Group (“G-III”), which is one of the largest designers and suppliers of wholesale apparel and accessories in the world, with annual revenues of over $3 billion. With G-III’s successful launch of Halston apparel in the third quarter of 2024, and their anticipated launch of Halston footwear and handbags in Spring 2025, we expect that the business and corresponding royalty revenues to Xcel will increase in 2025 and beyond.
●	The master license agreement for our Judith Ripka Brand is with America’s Collectible Network, Inc. d/b/a JTV (“JTV”) and covers both interactive television and e-commerce operations. Since JTV’s successful launch of the Ripka Brand on JTV’s television channel in October 2023, the Ripka Brand has become one of the core brands on the JTV network, and has shown continual quarterly sequential and year-over-year revenue growth.
●	The C Wonder Brand launched on HSN in mid-2023, performed well in its launch year, and has continued to show strong performance throughout 2024. We expect retail sales volume for the brand to continue to increase in 2025 and beyond.

With respect to developing new brands, we recently developed and successfully launched the TowerHill by Christie Brinkley and LB70 by Lloyd Boston brands in 2024. While these are both new brands for Xcel, they represent brands that we co-developed with low up-front costs and for which we were able to leverage our unique experience, relationships, and social commerce knowledge to launch. Based on the performance of the brands launched in 2024, we believe this is a viable strategy that will help drive short-term and long-term growth for our company.

With respect to acquisitions of brands and/or businesses, we have a proven track record of acquiring brands and businesses that are strategically important to and synergistic with our business, and are consistently reviewing potential acquisition targets. Potential acquisitions may include established or newer brands that do or would perform well in live streaming or social commerce, direct-to-consumer brands or platforms with significant consumer following, or established media companies which could benefit from our expertise in direct-response television, live streaming, and social commerce. While our overall long-term business strategy is not dependent on such acquisitions, we carefully consider potential acquisitions as a means to leverage our infrastructure and expertise and accelerate our growth.

Finally, in December 2023, Xcel acquired a noncontrolling equity interest in ORME, which is a brand new short-form video social commerce marketplace that launched in April 2024. While we do not consolidate ORME’s financial results of operations with our own (given our minority noncontrolling position in the company) and do not anticipate receiving regular dividends or other distributions from ORME in the near future, we believe that ORME has significant growth potential and will add significant value to Xcel, both through our equity interest in ORME as well as our ability to leverage ORME in order to grow additional direct-to-consumer brands that would perform well in social commerce pursuant to our aforementioned brand development and acquisition strategies. In 2024 we launched our initial brand, the Longaberger brand, on ORME.

Licensing

Our working-capital-light “licensing plus” business model allows us to focus on our core competencies of design, marketing, and brand management without the investment requirements in inventory associated with traditional consumer product companies.

Qurate Agreements

Qurate Retail Group (“Qurate”) is an important strategic partner in our interactive television business. Qurate’s business model is to promote and sell products through its interactive television programs, reaching more than 200 million homes worldwide via 15 television channels (including QVC and HSN), as well as millions of customers via its QVC+ and HSN+ streaming experience, websites, mobile apps, social pages, print catalogs, and in-store destinations.

Qurate is the largest licensee for our C Wonder, Towerhill by Christie Brinkley, and LB70 by Lloyd Boston brands. We employ and manage on-air spokespersons under each of these brands in order to promote products under our brands on QVC and HSN.

Through our wholly owned subsidiaries and joint ventures, we have entered into direct-to-retail license agreements with Qurate, collectively referred to as the Qurate Agreements (individually, each a “Qurate Agreement”), pursuant to which we design, and Qurate sources and sells, various products under the C Wonder Brand, the CB Brand, the LB Brand, and the Longaberger Brand. We were also previously party to similar agreements with Qurate related to the IsaacMizrahiLIVE brand, the Judith Ripka brand, and the LOGO by Lori Goldstein brand. Qurate owns the rights to all designs produced under these agreements, and the agreements include the sale of products across various categories through Qurate’s television media and related internet sites.

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

Agreement	Current Term Expiry	Automatic Renewal	Product Launch
C Wonder Qurate Agreement (HSN)	December 31, 2026	two-year period	March 2023
TowerHill by Christie Brinkley Qurate Agreement (HSN)	May 30, 2027	three-year period	May 2024
LB70 by Lloyd Boston Qurate Agreement (HSN)	December 31, 2025	two-year period	August 2024
Longaberger Qurate Agreement (QVC)	October 31, 2025	two-year period	November 2019

●	On June 30, 2024, in connection with the divestiture of the Lori Goldstein Brand, the agreement with Qurate related to the LOGO by Lori Goldstein brand was assigned to assumed by the counterparties to the divestiture transaction.

●	On August 30, 2022, Qurate and Xcel amended the licensing agreement for the Judith Ripka brand to terminate the license period effective December 31, 2021. Effective January 1, 2022, the agreement entered a sell-off period, under which Qurate was allowed to continue to license the Ripka brand on a non-exclusive basis for as long as necessary to sell off any of its remaining inventory. The sell-off period ended in 2023.
●	On May 31, 2022, in connection with our sale of a majority interest in the Isaac Mizrahi brand to a third party, the agreement with Qurate related to the IsaacMizrahiLIVE brand was assigned to IM Topco, LLC.

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

For the years ended December 31, 2024 and 2023, net licensing revenue from Qurate collectively accounted for approximately 44% and 34%, respectively, of the total net revenue of the Company.

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

As a result of the upfront cash payment and guaranteed minimum royalties discussed above, the Company has recognized deferred revenue contract liabilities on its consolidated balance sheet as of December 31, 2024 and 2023 of $3.56 million and $4.44 million, respectively, of which $0.89 million was classified as a current liability at each balance sheet date and the remainder was classified as a long-term liability. These deferred revenue contract liabilities are being recognized ratably as revenue through December 31, 2028.

For the year ended December 31, 2024 and 2023, net licensing revenue from the Halston Master License accounted for approximately 31% and 9%, respectively, of the total net revenue of the Company.

Other Licensing Agreements

We have entered into certain other licensing agreements for sales and distribution through e-commerce and traditional brick-and-mortar retailers. Authorized distribution channels include department stores, mass merchant retailers, clubs, and national specialty retailers. Under our other licenses, a supplier is granted rights, typically on an exclusive basis, to a single or small group of related product categories for sale to multiple accounts within an approved channel of distribution and territory. Our other license agreements typically provide the licensee with the exclusive rights for a certain product category in a specified territory and/or distribution channel under a specific brand or brands. Our other license agreements cover various categories, including but not limited to women’s apparel, footwear, and accessories; bath and body; jewelry; home products; men’s apparel and accessories; children’s and infant apparel, footwear, and accessories; and electronics cases and accessories. The terms of the agreements generally range from three to six years with renewal options.

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

Given our true omni-channel retail sales strategy focusing on the sale of branded products through various distribution channels (including live-streaming, e-commerce, interactive television, and traditional brick-and-mortar sales channels), our marketing efforts currently focus on leveraging micro- and mega-influencers, entertainment tie-ins, PR and editorial, social media campaigns, personal appearances, and digital content in order to drive retail sales of product and consumer awareness across our various sales distribution channels. We seek to create the intersection where shopping, entertainment, and social media meet. As such, our marketing is currently conducted primarily through live-streaming and social media, videos, images, and other digital content that are all updated regularly and are amplified by micro- and mega-influencers and entertainment tie-ins. Our efforts also include promoting namesakes of our brands and our personalities through various media including live-streaming, television, design for performances, and other events. We also work with our retail partners to leverage their marketing resources, including e-commerce platforms and related digital marketing campaigns, social media platforms, direct mail pieces, and public relations efforts.

We also market Halston Brand through www.halston.com, the Judith Ripka brand through www.judithripka.com, the C Wonder brand through www.cwonder.com, and the Longaberger brand through www.longaberger.com. Through our websites, we are able to present the products under our brands to customers with branding that reflects each brand’s heritage and unique point of view.

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

Trademarks

The Company, through its wholly owned subsidiaries, owns and exploits the Halston brands, which include the trademarks and brands Halston, Halston Heritage, Roy Frowick, H by Halston, and H Halston; the Ripka brands, which include the trademarks and brands Judith Ripka LTD, Judith Ripka Collection, Judith Ripka Legacy, Judith Ripka, and Judith Ripka Sterling; the C Wonder brands, which include the trademarks and brands C Wonder and C Wonder Limited, the TowerHill brand, and the LB70 brand. We manage and have a 50% ownership interest in the brands and trademarks of the Longaberger brand through our business venture with Hilco Global. We also have a 17.5% ownership interest in IM Topco, which owns the Mizrahi brands, including the trademarks and brands Isaac Mizrahi, Isaac Mizrahi New York, IMNYC Isaac Mizrahi, and IsaacMizrahiLIVE.

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

Human Capital

Our employees’ knowledge, social, and personality attributes enable our company to achieve its goals, develop our business, and remain innovative. As of December 31, 2024, we had 21 employees. We value our employees and are committed to providing a healthy and safe work environment. For certain key employees, including our executives, brand ambassadors, and spokespersons, we typically enter into multi-year employment agreements. Overall, we believe that our relationship with our employees is good. None of our employees are represented by a labor union.

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

Summary of Risk Factors

Our business is subject to a number of risks, which include, but are not limited to, risks related to:

●	our debt obligations and our limited amount of cash;
●	material weaknesses in our internal controls over financial reporting;
●	our concentration of revenue with a limited number of licensees;
●	restrictions related to certain key licensing agreements;
●	conducting operations through joint ventures and our dependence on the joint ventures;
●	the operational performance and/or strategic initiatives of our licensees and retail partners;
●	continued market acceptance of our brands and products;
●	the use of social media and influencers to market brands and products;
●	changing consumer preferences and shifting industry trends;
●	execution of our growth strategy, including the acquisition of new brands;
●	our dependency on our Chief Executive Officer and other key executives;
●	intense competition in the apparel, fashion, and jewelry industries, and within our licensees’ markets; and

●	protection of our trademarks and other intellectual property rights.

An investment in our securities is subject to a number of risks, which include, but are not limited to, risks related to:

●	management’s significant control over matters requiring shareholder approval;
●	potential difficulty in liquidating an investment in shares of our common stock;
●	the potential impact of SEC “penny stock” rules on trading of our shares of our common stock;
●	declines of and volatility in the market price of our common stock;
●	the potential issuance of a substantial number of shares of common stock upon exercise of warrants and options;
●	the potential impact of Rule 144 restrictions on our shares of common stock as a former shell company;
●	our intent to not pay any cash dividends for the foreseeable future; and
●	provisions of our corporate charter documents which could delay or prevent change of control.

We are also subject to general risks, which include, but are not limited to, risks related to:

●	a pandemic or outbreak of disease or similar public health threat, or fear of such an event;
●	a decline in general economic conditions, international trade, or consumer spending levels;
●	extreme or unseasonable weather conditions;
●	potential impairment of our trademarks and other intangible assets under accounting guidelines;
●	changes in our effective tax rates or adverse outcomes resulting from examination of our tax returns;
●	maintenance and security of our information technology systems;
●	changes in laws and regulations;
●	maintaining an effective system of internal control; and
●	limitations on liabilities of our directors and executive officers.

Risks Related to Our Business

We have a limited amount of cash to grow our operations. If we cannot obtain additional sources of cash, our growth prospects and future profitability will likely be materially adversely affected, and we may not be able to implement our business plan. Such additional financing may not be available on satisfactory terms or it may not be available when needed, or at all.

As of December 31, 2024, we had cash and cash equivalents of approximately $1.3 million, and during the year ended December 31, 2024, we used $4.7 million of cash in operating activities. On March 19, 2024, we closed on a public offering and private placement of our common stock, which resulted in aggregate net proceeds to us of approximately $2.0 million. In December 2024, we refinanced our debt by entering into a new loan agreement for an aggregate amount of $10.0 million of term loans, resulting in the net receipt of $2.8 million of cash after repayment of expenses and repayment of our prior loan agreement. In April 2025, we refinanced our debt with a new lender, resulting in the net receipt of approximately $3.0 million of cash after repayment of principal and payment of fees and expenses.

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

Our financial statements have been prepared assuming that we will continue as a going concern.

We incurred net losses of approximately $22.6 million and $22.2 million during the years ended December 31, 2024 and 2023, respectively (which included non-cash expenses of approximately $20.3 million and $9.0 million, respectively), and had an accumulated deficit of approximately $76.2 million and $53.8 million as of December 31, 2024 and 2023, respectively. Net cash used in operating activities was $4.7 million in 2024 and $6.5 million in 2023. Our audited financial statements for the fiscal year ended December 31, 2024 were prepared under the assumption that we will continue as a going concern; however, we have incurred significant losses over the past several years and have used a significant amount of cash in operating activities. These factors raise significant uncertainties regarding our ability to meet our financial obligations and financing requirements. As such, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on executing our business plans and meeting our obligations as they come due within the next twelve months from the filing date of this Annual Report on Form 10-K. Accordingly, the accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and calculations of liabilities that might be necessary should be Company be unable to continue as a going concern.

Our auditor also included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2024 with respect to this uncertainty. Our auditor determined our ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding our available capital and the risk of bias in management’s judgments and assumptions in their determination. Although we intend to continue exploring strategic financing alternatives and operational efficiencies to improve liquidity, there can be no assurance that funding will be available on acceptable terms on a timely basis, or at all, or otherwise improve our liquidity. The various ways that we could raise capital carry potential risks. Any additional sources of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our stockholders. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. As such, we cannot conclude that such plans will be effectively implemented within one year after the date that the financial statements included in this Annual Report are filed with the SEC and there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.

Our debt obligations could impair our liquidity and financial condition, and in the event we are unable to meet our debt obligations, we could lose ownership of our trademarks and/or other assets.

On April 21, 2025, we entered into an amendment our lenders and FEAC Agent, LLC, pursuant to which the December 12, 2024 loan and security agreement was amended to provide for $1.5 million repayment of the $3.95 million Term Loan A made on December 12, 2024 and an additional Term Loan B in the amount of $5.12 million on April 21, 2025. The loans outstanding after giving effect to this amendment and the application of the proceeds of the additional Term Loan B are as follows: (1) Term Loan A in the amount of $2.45 million, (2) Term Loan B in the amount of $9.12 million, and (3) Delayed Draw Term Loan in the amount of $2.05 million.

These term loans are guaranteed by certain direct and indirect subsidiaries of the Company, and are secured by all of the assets of the Company and such subsidiaries. The April 21, 2025 amendment also contains various customary financial covenants and reporting requirements, as specified and defined therein. As of the date of this Annual Report on Form 10-K, the Company is in compliance with all applicable covenants.

Within 30 days after April 21, 2025, the outstanding principal amount of the Term Loan A shall be repaid, on a pro rata basis in an aggregate amount equal to $500,000. Principal on the Term Loan A is payable on a pro rata basis in quarterly installments of $250,000 on each of March 31, June 30, September 30, and December 31 of each year, commencing on March 31, 2026, with the unpaid balance due on the maturity date of December 12, 2028. Principal on the Term Loan B is payable on the maturity date of December 12, 2028.

Our debt obligations:

●	could impair our liquidity;

●	could make it more difficult for us to satisfy our other obligations;

●	require us to dedicate a substantial portion of our cash flow to payments on our debt obligations, which reduces the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements;

●	could impede us from obtaining additional financing in the future;

●	impose restrictions on us with respect to the use of our available cash, including in connection with future transactions;

●	could limit our ability to execute on any potential acquisitions in the future; and

●	make us more vulnerable in the event of a downturn in our business prospects and could limit our flexibility to plan for, or react to, changes in our sales and licensing channels.

In the event that we fail in the future to make any required payment under the agreements governing our indebtedness or if we fail to comply with the financial and operating covenants contained in those agreements, we would be in default with respect to that indebtedness and the lenders could declare such indebtedness to be immediately due and payable. There can be no assurance that the lenders will amend or grant waivers to the loan agreement to adjust or eliminate covenants or waive our non-compliance or breach of a financial or other covenant in the future. Failure to maintain our listing on Nasdaq would result in a default under our term loan debt agreements, as amended. A debt default could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under all or a portion of our indebtedness, or a renegotiation of our loan agreement with more onerous terms and/or additional equity dilution. Since our debt obligations are secured by substantially all our assets, upon a default, our lenders may be able to foreclose on our assets.

We have identified material weaknesses in our internal controls over financial reporting.

We are ultimately responsible for establishing and maintaining adequate internal controls over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We have identified material weaknesses in our internal controls over financial reporting as of December 31, 2024 (see “Controls and Procedures” in Item 9A for further information). We are actively developing and plan to implement a remediation plan designed to address these material weaknesses. However, we cannot guarantee these steps will be sufficient to address the material weaknesses. If this remediation proves ineffective, if we fail to develop and maintain proper and effective internal controls over financial reporting, or if additional material weaknesses in our disclosure controls and internal control over financial reporting are discovered or occur in the future, our ability to produce timely and accurate financial statements, comply with applicable laws and regulations, or access the capital markets could be impaired and we could be required to restate our financial results.

If we identify any new material weaknesses in the future, or if our remediation measures are not effective, any such newly identified or existing material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding the timely filing of periodic reports, in addition to applicable stock exchange listing requirements. Investors may lose confidence in our financial reporting, and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses

A substantial portion of our revenue is concentrated with a limited number of licensees such that the loss of any of such licensees could decrease our revenue and impair our cash flows.

A substantial portion of our revenue is generated from Qurate, through the respective agreements with Qurate through QVC and HSN, and from G-III Apparel Group, through our master license agreement relating to the Halston Brand. During the years ended December 31, 2024 and 2023, Qurate accounted for approximately 44% and 34%, respectively, of our total net revenue, while the Halston Master License represented approximately 31% and 9% of our total net revenue, respectively.

Because we are dependent on these agreements for a significant portion of our revenues, if Qurate or G-III were to have financial difficulties, or if Qurate and/or G-III decide not to renew or extend their existing agreements with us, our revenue and cash flows could be reduced substantially. Our cash flow would also be significantly impacted if there were significant delays in our collection of receivables from these licensees. Additionally, we have limited control over the programming that Qurate devotes to our brands or its promotional sales with our brands (such as “Today’s Special Value” sales). If Qurate reduces or modifies its programming or promotional sales related to our brands, our revenues and cash flows could be reduced substantially. In order to increase sales of a brand through Qurate, we generally require additional television programming time dedicated to the brand by Qurate. Qurate is not required to devote any minimum amount of programming time for any of our brands.

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

We currently hold a 17.5% interest in IM Topco, LLC and a 19% interest in ORME. We may enter into additional joint ventures in the future. Our operating results are, in part, dependent upon the performance of IM Topco, LLC and ORME, and, in the future, could also be dependent in part upon the performance of future joint ventures. Joint ventures involve numerous risks, and could fail to meet our initial or ongoing expectations. While we provide certain services to IM Topco, LLC and may provide services to future joint ventures, we do not control the day-to-day operations of IM Topco, LLC or ORME, and may not control the day-to-day operations of future joint ventures. The anticipated synergies or other benefits of a joint venture may fail to materialize due to changing business conditions or changes in our business priorities or those of our joint venture partners.

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

IM Topco, LLC and ORME are, and we expect any future joint ventures will be, contractually obligated to provide timely and accurate information regarding their sales and operations. We rely on this information to prepare our consolidated financial statements. Any delay in reporting reduces our visibility into the results of operations for our current and any future joint ventures, and our inability to collect timely and accurate information may affect our ability to timely complete our financial statements and timely file reports and other information with the SEC and may adversely affect our business and results of operations.

In connection with our fiscal year ended December 31, 2023, we were not able to complete the audit of IM Topco in a timely manner, which resulted in our late filing of our Annual Report on Form 10-K for the year ended December 31, 2023 and our late filing of such year’s audit of IM Topco. IM Topco information was not timely received for the fiscal year ended December 31, 2024, which contributed to our late filing of our Annual Report on Form 10-K for the year ended December 31, 2024. Effective the second quarter of 2025, our equity interest in IM Topco has decreased to the extent that our investment in IM Topco will no longer be accounted for under the equity method of accounting.

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

Although certain of our licensees guarantee minimum net sales and minimum royalties to us, some of our licensees are not yet selling licensed products or currently have limited distribution of licensed products, and a failure of our brands or of our joint venture brands or of products bearing our brands or our joint venture brands to achieve or maintain broad market acceptance could cause a reduction of our licensing revenues, diminish the value of and generally affect the operating results of our joint ventures, and could further cause existing licensees not to renew their agreements. Such failure could also cause the devaluation of our trademarks, which are our primary assets and the primary assets of our joint ventures, making it more difficult for us or our joint ventures to renew our current licenses upon their expiration or enter into new or additional licenses for such trademarks. In addition, if such devaluation of our trademarks were to occur, a material impairment in the carrying value of one or more of our trademarks, which had an aggregate carrying value of $34.8 million as of December 31, 2024, could also occur and be charged as an expense to our operating results. Continued market acceptance of our brands, our joint ventures’ brands, and our licensees’ products, as well as market acceptance of any future products bearing any future brands we may acquire, is subject to a high degree of uncertainty and constantly changing consumer tastes, preferences, and purchasing patterns. Creating and maintaining market acceptance of our licensees’ products and creating market acceptance of new products and categories of products bearing our marks may require substantial marketing efforts, which may, from time to time, also include our expenditure of significant additional funds to keep pace with changing consumer demands, which funds may or may not be available on a timely basis, on acceptable terms or at all. Additional marketing efforts and expenditures may not, however, result in either increased market acceptance of, or additional licenses for, our trademarks or increased market acceptance, or sales, of our licensees’ products. Furthermore, we do not actually design or manufacture all of the products bearing our marks, and therefore, have less control over such products’ quality and design than a traditional product manufacturer might have. The failure of our licensees and joint ventures to maintain the quality of their products could harm the reputation and marketability of our brands and our joint ventures’ brands, which would adversely impact our business and the business of our joint ventures.

Negative claims or publicity regarding Xcel, IM Topco, LLC, our brand co-developers, any future joint ventures, our or their brands, or products could adversely affect our reputation and sales regardless of whether such claims are accurate. Social media, which accelerates the dissemination of information, can increase the challenges of responding to negative claims. In the past, many apparel companies have experienced periods of rapid growth in sales and earnings followed by periods of declining sales and losses. Our businesses may be similarly affected in the future.

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

We expect to achieve growth in our existing brands and brands we may develop independently or through collaborations or acquire through expansion of our licensing activities and social media e-commerce platforms, including ORME. We continue to seek new opportunities and international expansion through interactive television and licensing arrangements, as well as joint ventures and collaborations. The success of our company, however, will remain largely dependent on our ability to build and maintain broad market acceptance of our brands, co-developed brands, and joint venture brands to contract with and retain key licensees and on our licensees’ and join venture partners’ ability to accurately predict upcoming fashion and design trends within customer bases and fulfill the product requirements of retail channels within the global marketplace.

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

As a result of the magnitude of our licensees’ foreign sourcing, our business is subject to the following risks:

●	political and economic instability in countries or regions, especially Asia, including heightened terrorism and other security concerns, which could subject imported or exported goods to additional or more frequent inspections, leading to delays win deliveries or impoundment of goods;
●	imposition of regulations, quotas and other trade restrictions relating to imports, including quotas imposed by bilateral textile agreements between the U.S. and foreign countries;
●	currency exchange rates;
●	imposition of increased duties, tariffs, taxes, and other charges on imports;
●	pandemics and disease outbreaks such as COVID-19;
●	labor union strikes at ports through which our products enter the U.S.;
●	labor shortages in countries where contractors and suppliers are located;
●	restrictions on the transfer of funds to or from foreign countries;
●	disease epidemics and health-related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;
●	the migration and development of manufacturing contractors, which could affect where our brands are or are planned to be produced;
●	increases in the costs of fuel, travel and transportation; and

●	violations by foreign contractors of labor and wage standards and resulting adverse publicity.

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

The combined voting power of the common stock ownership of our directors and executive officers was approximately 40% of our voting securities as of April 5, 2025. As a result, our management through such stock ownership will exercise significant influence over all matters requiring shareholder approval, including the election of our directors and approval of significant corporate transactions. This concentration of ownership in management may also have the effect of delaying or preventing a change in control of us that may be otherwise viewed as beneficial by stockholders other than management. There is also a risk that our existing management and a limited number of stockholders may have interests which are different from certain stockholders and that they will pursue an agenda which is beneficial to themselves at the expense of other stockholders.

Our failure to meet the continued listing requirements of the Nasdaq Capital Market could result in a delisting of our common stock, which could negatively impact the market price and liquidity of our common stock and our ability to access the capital markets.

On April 16, 2024, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) notifying us that the minimum bid price per share for our common stock fell below $1.00 for a period of 30 consecutive business days. Therefore, the Company did not meet the minimum bid price requirement set forth in the Nasdaq listing rules. On October 15, 2024, Nasdaq notified us that we would be provided an additional 180 days, or until April 14, 2025, to regain compliance with the minimum bid price requirement.

In order to assist in bringing us in compliance with the minimum bid price requirement, we effected a one-for-ten (1:10) reverse stock split of our outstanding shares of common stock effective March 24, 2025. On April 8, 2025, we received a letter from the Listing Qualifications Department of Nasdaq confirming that we had regained compliance with the applicable listing rules, and this matter was closed. As of May 2, 2025, the closing price of our common stock was $2.79.

However, there can be no assurance that the minimum bid price for our common stock will continue to stay above $1.00 per share in the future.

If our shares of common stock were to lose their status on Nasdaq, we believe that they would likely be eligible to be quoted on the inter-dealer electronic quotation and trading system operated by OTC Markets Group Inc., commonly referred to as the Pink Open Market and we may also qualify to be traded on their OTCQB market (The Venture Market). These markets are generally not considered to be as efficient as, and not as broad as, Nasdaq. Selling our shares on these markets could be more difficult because smaller quantities of shares would likely be bought and sold, and transactions could be delayed. In addition, in the event our shares are delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock or even holding our common stock, further limiting the liquidity of our common stock. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock.

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

As of December 31, 2024, we had outstanding warrants and options to purchase 736,349 shares of our common stock with a weighted average exercise price of $15.69. The holders of warrants and options will likely exercise such securities at a time when the market price of our common stock exceeds the exercise price. Therefore, exercises of warrants and options will result in a decrease in the net tangible book value per share of our common stock and such decrease could be material.

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

As of December 31, 2024, we had an aggregate of 279,957 shares of common stock available for grants under our 2021 Equity Incentive Plan (the "2021 Plan") to our directors, executive officers, employees, and consultants. Issuances of common stock pursuant to the exercise of stock options or other stock grants or awards which may be granted under our 2021 Plan will dilute your interest in us.

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

The impacts of the COVID-19 pandemic (including actions taken by national, state, and local governments in response to COVID-19) negatively impacted the U.S. and global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. The initial onset of the pandemic in 2020 resulted in a sudden decrease in sales for many of the Company’s products, from which we have yet to fully recover. The global pandemic affected the financial health of certain of our customers, and the bankruptcy of certain other customers; as a result, we may be required to make additional adjustments to our allowances for credit losses in future periods, which would increase our operating expenses and negatively impact our operating results.

In addition, the effects of the COVID-19 pandemic on the shipping industry negatively impacted our licensees’ ability to import products in a manner that allowed for timely delivery to customers. Congestion at ports of loading and ports of entry caused significant delays in deliveries and changes to the itineraries of steamship carriers. Truck driver shortages, shortages of truck equipment and the inability of ports to provide reliable pick up times, also negatively impacted our and our licensees’ ability to timely receive goods in the past. If our licensees are unable to mitigate any potential future supply chain disruptions, their ability to meet customer expectations, manage inventory and complete sales could be materially adversely affected, which could adversely affect our results of operations.

A decline in general economic conditions resulting in a decrease in consumer spending levels and an inability to access capital may adversely affect our business.

The success of our operations depends on consumer spending. Consumer spending is impacted by a number of factors which are beyond our control, including actual and perceived economic conditions affecting disposable consumer income (such as unemployment, wages, energy costs and consumer debt levels), customer traffic within shopping and selling environments, business conditions, interest rates and availability of credit and tax rates in the general economy and in the international, regional and local markets in which our products are sold and the impact of natural disasters and pandemics and disease outbreaks. Global economic conditions historically included significant recessionary pressures and declines in employment levels, disposable income and actual and/or perceived wealth and further declines in consumer confidence and economic growth. A depressed economic environment is often characterized by a decline in consumer discretionary spending and has disproportionately affected retailers and sellers of consumer goods, particularly those whose goods are viewed as discretionary or luxury purchases, including fashion apparel and accessories such as ours. Such factors as well as another shift towards recessionary conditions have in the past, and could in the future, devalue our brands, which could result in an impairment in its carrying value, which could be material, create downward pricing pressure on the products carrying our brands, and adversely impact our sales volumes and overall profitability. Further, economic and political volatility and declines in the value of foreign currencies could negatively impact the global economy as a whole and have a material adverse effect on the profitability and liquidity of our operations, as well as hinder our ability to grow through expansion in the international markets. In addition, domestic and international political situations also affect consumer confidence, including the threat, outbreak or escalation of terrorism, military conflicts or other hostilities around the world.

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

Macroeconomic conditions and international trade conditions could adversely impact our business and results of operations.

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

Our business is also subject to risks associated with U.S. and foreign legislation, regulations and trade agreements (including those resulting from the transition to new political administrations) relating to the products and materials our licensees import, including quotas, duties, tariffs or taxes, and other charges or restrictions on imports on our branded and co-branded products. For example, the United States has recently enacted and proposed to enact significant new tariffs, including a 25% tariff on imports from Mexico and Canada into the United States. While these tariffs are currently suspended while negotiations take place for a long-term agreement, there continues to exist significant uncertainty about the future relationship between the U.S. and other countries (including China) with respect to trade policies, treaties and tariffs. These developments, or the perception that they could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted countries.

We cannot predict whether additional U.S. and foreign customs quotas, duties (including antidumping or countervailing duties), tariffs and any retaliatory counter measures, taxes or other charges or restrictions, requirements as to where raw materials and component parts must be purchased, additional workplace regulations or other restrictions on our imports will be imposed in the future or adversely modified, or what effect such actions would have on our revenues and costs of operations. Recently imposed or future quotas, duties or tariffs and any retaliatory counter measures may have a material adverse effect on the cost of our products and the related components and raw materials and our ability to sell products and services outside the United States. Future trade agreements or modifications to existing trade agreements could also provide our competitors with an advantage over us, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. The ultimate impact of any tariffs and any retaliatory counter measures will depend on various factors, including if any tariffs are ultimately implemented, the timing of implementation, and the amount, scope and nature of the tariffs.

Changes in U.S. and foreign government administrative policy, including the imposition of or increases in tariffs and changes to existing trade agreements could have a material adverse effect on us.

As a result of changes to U.S. and foreign government administrative policy, there may be changes to existing trade agreements, greater restrictions on free trade generally, the imposition of or significant increases in tariffs on goods imported into the U.S., including tariffs on products manufactured in China, Canada, or Mexico, and adverse responses by foreign governments to U.S. trade policies, among other possible changes. The U.S. administration has announced it intends to implement or increase tariffs, and it remains unclear what the U.S. administration or foreign governments will or will not do with respect to tariffs or trade agreements and policies. A trade war, other governmental action related to tariffs or trade agreements, changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where the products of our licensees are manufactured may have a negative impact on the wholesale sales of our licensees and retail sales of our retail partners, and any resulting negative sentiments towards the U.S. as a result of such changes, could have a material adverse effect on license revenues, our business, financial condition, results of operations, and cash flows.

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

Our intangible assets including our trademarks had a net carrying value of $34.8 million as of December 31, 2024 and represent a substantial portion of our assets. Under accounting principles generally accepted in the United States of America (“GAAP”), finite-lived intangible assets are amortized over their estimated useful lives, and reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Non-renewal of license agreements or other factors affecting our market segments or brands could result in significantly reduced revenue for a brand, which could result in a devaluation of the affected trademark. If such devaluations of our trademarks were to occur, a material impairment in the carrying value of one or more of our trademarks could also occur and be charged as a non-cash expense to our operating results, which could be material. Any write-down of intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results.

Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or by a change in allocation of state and local jurisdictions, or interpretations thereof. The Company currently files U.S. federal tax returns and various state tax returns. Tax years that remain open for assessment for federal and state purposes include the years ended December 31, 2020 through December 31, 2024. We regularly assess the likelihood of recovering the amount of deferred tax assets recorded on the balance sheet and the likelihood of adverse outcomes resulting from examinations by various taxing authorities in order to determine the adequacy of our provision for income taxes. Although under the 2017 Tax Cuts and Jobs Act Federal tax rates are lower, certain expenses will be either reduced or eliminated, causing the Company to have increased taxable income, which may have an adverse effect on our future income tax obligations. We cannot guarantee that the outcomes of these evaluations and continuous examinations will not harm our reported operating results and financial condition.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our Annual Report on Form 10-K our assessment of the effectiveness of our internal control over financial reporting. We have dedicated a significant amount of time and resources to comply with this legislation for the years ended December 31, 2024 and 2023, and will continue to do so for future fiscal periods. However, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2024 and 2023 due to material weaknesses. We cannot be certain that our internal controls will become effective or that future material changes to our internal control over financial reporting will be effective. If we cannot adequately obtain and maintain the effectiveness of our internal control over financial reporting, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our common stock. Moreover, if we discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price.

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

Item 2.      Properties

We currently lease and maintain our corporate offices and operations facility located at 550 Seventh Avenue, 11th floor, New York, New York. We entered into a lease agreement effective February 29, 2024 for such offices of approximately 12,000 square feet of office space. This lease commenced in April 2024 and shall expire in 2031.

We also currently lease approximately 29,600 square feet of office space at 1333 Broadway, 10th floor, New York, New York; this location represented our former corporate offices and operations facility and this lease shall expire on October 30, 2027. We have subleased this office space to a third-party subtenant through October 30, 2027.

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

Holders

As of December 31, 2024, the number of our stockholders of record was 518 (excluding beneficial owners and any shares held in street name or by nominees).

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

●	The 2021 Plan provides for the grant of stock options, restricted stock, restricted stock units, performance awards, or cash awards (any grant under the 2021 Plan, an “Award”). The stock options may be incentive stock options or non-qualified stock options.

●	A total of 400,000 shares of common stock are eligible for issuance under the 2021 Plan.
●	The 2021 Plan may be administered by the Board of Directors (the “Board”) or a committee consisting of two or more members of the Board of Directors appointed by the Board (for purposes of this description, any such committee, a “Committee”).
●	Officers and other employees of our Company or any parent or subsidiary of our Company who are at the time of the grant of an Award employed by us or any parent or subsidiary of our Company are eligible to be granted options or other Awards under the 2021 Plan. In addition, non-qualified stock options and other Awards may be granted under the 2021 Plan to any person, including, but not limited to, directors, independent agents, consultants, and attorneys who the Board or the Committee, as the case may be, believes has contributed or will contribute to our success.
●	With respect to incentive stock options granted to an eligible employee owning stock possessing more than 10% of the total combined voting power of all classes of our stock or the stock of a parent or subsidiary of our Company immediately before the grant (each, a “10% Stockholder”), such incentive stock option shall not be exercisable more than 5 years from the date of grant.
●	The exercise price of a stock option will not be less than the fair market value of the shares underlying the option on the date the option is granted, provided, however, that the exercise price of a stock option granted to a 10% Stockholder may not be less than 110% of such fair market value.
●	Restricted stock awards give the recipient the right to receive a specified number of shares of common stock, subject to such terms, conditions and restrictions as the Board or the Committee, as the case may be, deems appropriate. Restrictions may include limitations on the right to transfer the stock until the expiration of a specified period of time and forfeiture of the stock upon the occurrence of certain events such as the termination of employment prior to expiration of a specified period of time.
●	Restricted stock unit awards will be settled in cash or shares of common stock, in an amount based on the fair market value of our common stock on the settlement date. The RSUs will be subject to forfeiture and restrictions on transferability as set forth in the 2021 Plan and the applicable award agreement and as may be otherwise determined by the Board or the Committee. There were no RSUs outstanding as of December 31, 2024.
●	Certain Awards made under the Plan may be granted so that they qualify as “performance-based compensation” (as this term is used in Internal Revenue Code Section 162(m) and the regulations thereunder) and are exempt from the deduction limitation imposed by Code Section 162(m) (these Awards are referred to as “Performance-Based Awards”). Under Internal Revenue Code Section 162(m), our tax deduction may be limited to the extent total compensation paid to the chief executive officer, or any of the four most highly compensated executive officers (other than the chief executive officer) exceeds $1 million in any one tax year. In accordance with the 2017 Tax Cuts and Jobs Act, the tax deductibility for each of these executives will be limited to $1,000,000 of compensation annually, including any performance-based compensation. Among other criteria, Awards only qualify as performance-based awards if at the time of grant the compensation committee is comprised solely of two or more “outside directors” (as this term is used in Internal Revenue Code Section 162(m) and the regulations thereunder). In addition, we must obtain stockholder approval of material terms of performance goals for such “performance-based compensation.”
●	All stock options and certain stock awards, performance awards, and stock units granted under the Plan, and the compensation attributable to such Awards, are intended to (i) qualify as performance-based awards or (ii) be otherwise exempt from the deduction limitation imposed by Internal Revenue Code Section 162(m).
●	Cash awards may be issued under the 2021 Plan either alone or in addition to or in tandem with other Awards granted under the 2021 Plan or other payments made to a participant not under the 2021 Plan. The Board or Committee shall determine the eligible persons to whom, and the time or times at which, cash awards will be made, the amount that is subject to the cash award, the circumstances and conditions under which such amount

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

The following table sets forth information as of December 31, 2024 regarding compensation plans under which our equity securities are authorized for issuance:

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation Plans (1)	472,392	$19.01	279,957

(1)   Pursuant to our 2011 and 2021 Equity Incentive Plans.

Recent Sales of Unregistered Securities

On March 14, 2024, the Company entered into subscription agreements with each of Robert W. D’Loren, Chairman and Chief Executive Officer of the Company; an affiliate of Mark DiSanto, a director of the Company; and Seth Burroughs, Executive Vice President of Business Development and Treasury of the Company to purchase 13,258, 13,258, and 2,946 shares, respectively (collectively, the “Private Placement Shares”), at a price of $9.80 per Private Placement Share. The total number of Private Placement Shares purchased was 29,462. Net proceeds after payment of agent fees to the representative were approximately $0.3 million. The purchase of the Private Placement Shares closed on March 19, 2024.

On December 12, 2024, the Company issued warrants to purchase 145,664 shares of common stock to lenders as additional consideration for entering into a loan and security agreement. The warrants are immediately exercisable and expire on December 12, 2034.

There were no sales of unregistered securities during the year ended December 31, 2023.

Purchases of equity securities by the issuer and affiliated purchasers

The following table provides information with respect to restricted stock purchased and retired by the Company during the year ended December 31, 2024.

			Total Number of Shares
			of Common Stock
	Total Number of		Purchased as
	Shares of	Average	Part of a Publicly
	Common Stock	Price per	Announced
Period	Purchased	Share	Plan or Program
July 1, 2024 to July 31, 2024 (i)	1,344	$7.20	—
August 1, 2024 to August 31, 2024 (i)	2,760	7.03	—
September 1, 2024 to September 30, 2024 (i)	2,594	7.48	—
October 1, 2024 to October 31, 2024 (i)	2,458	7.89	—
November 1, 2024 to November 30, 2024 (i)	2,824	6.87	—
December 1, 2024 to December 31, 2024 (i)	3,768	5.15	—
Total year ended December 31, 2024	15,748	$6.78	—

(i) The shares were exchanged from employees in connection with the income tax withholding obligations on behalf of such employees from the receipt of stock awards. The 2011 Plan and 2021 Plan allow for award holders to surrender vested shares to cover withholding tax liabilities.

We did not repurchase any shares of common stock during the year ended December 31, 2023.

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our consolidated financial statements and the notes thereto, included in Item 8 of this Annual Report on Form 10-K. This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity and cash flows for the years ended December 31, 2024 and 2023. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning factors that are beyond our control.

Overview

Xcel Brands is a media and consumer products company engaged in the design, licensing, marketing, live streaming, and social commerce sales of branded apparel, footwear, accessories, fine jewelry, home goods and other consumer products, and the acquisition of dynamic consumer lifestyle brands.

Xcel was founded in 2011 with a vision to reimagine shopping, entertainment, and social media as social commerce. Currently, our brand portfolio consists of the following:

●	the Halston Brand, the Ripka Brand, and the C Wonder Brand, which are wholly owned by the Company;

●	the TowerHill by Christie Brinkley brand, which is a co-branded collaboration between Xcel and Christie Brinkley that launched in May 2024;
●	the LB70 by Lloyd Boston brand, which is a co-branded collaboration between Xcel and Lloyd Boston that launched in August 2024;
●	the Longaberger Brand, which we manage through our 50% ownership interest in Longaberger Licensing, LLC; and
●	the Isaac Mizrahi brands (the “Isaac Mizrahi Brand”), in which we hold a noncontrolling interest through our 17.5% ownership interest in IM Topco, LLC (“IM Topco”) and continue to contribute to the operations of the brand through a service agreement with IM Topco.

Our brand portfolio also included the Lori Goldstein Brand as a wholly owned brand from April 1, 2021 through June 30, 2024; the Lori Goldstein Brand was divested on June 30, 2024.

We also own a 19% interest in ORME, a short-form video and social commerce marketplace that launched in April 2024.

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

Our objective is to build a diversified portfolio of lifestyle consumer products brands through organic growth and the strategic acquisition of new brands. To grow our brands, we are focused on the following primary strategies:

●	distribution and/or licensing our brands for sale through interactive television (e.g., QVC, HSN, JTV, etc.);
●	licensing of our brands to retailers that sell to the end consumer;
●	licensing our brands to manufacturers and retailers for promotion and distribution through e-commerce, social commerce, and traditional brick-and-mortar retail channels; and
●	acquiring additional consumer brands and integrating them into our operating platform, and leveraging our operating infrastructure and distribution relationships.

We believe that Xcel offers a unique value proposition to our retail and direct-to-consumer customers and our licensees for the following reasons:

●	our management team, including our officers’ and directors’ experience in, and relationships within the industry;
●	our deep knowledge, expertise, and proprietary technology in live streaming and social commerce;
●	our design, sales, marketing, and technology platform that enables us to design trend-right product; and
●	our significant media and digital presence.

Business Model and Operations Restructuring

During 2023, we restructured our business operations by shifting our business from a more capital-intensive wholesale/licensing hybrid model to a capital-light “licensing plus” model. These efforts included entering into new structured contractual arrangements with best-in-class business partners (including G-III for the Halston Brand, JTV for the Ripka Brand, and One Jeanswear Group, LLC for wholesale production related to certain of our other brands) in order to more efficiently operate our wholesale and e-commerce businesses and reduce and better manage our exposure to operating risks. The restructuring initiatives, which were largely completed by June 30, 2023, provided us with approximately $15 million of cost savings on an annualized basis compared to our previous operating model.

During 2024, we took further actions to optimize our cost structure and manage our liquidity, including entering into a divestiture transaction (related to the Lori Goldstein Brand) which eliminated certain operating and compensation expenses, and relieved us of our contractual obligations to make certain future cash payments and as well as potential future contingent obligation to make future cash payments of up to approximately $11 million.

Based on these actions and initiatives taken by management over the past two years, we have reduced the Company’s direct operating costs on an annualized basis from approximately $8 million per quarter under our previous operating model to approximately $2.5 million to $3.0 million per quarter on a going-forward basis. This represents approximately $21 million of cost savings on an annualized basis compared to our cost structure in 2022. We believe that our current “licensing plus” operating model provides us with the appropriate level of resources and flexibility to execute our strategy and grow our business in light of the current economic environment and market/industry conditions.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that are the most important to the portrayal of our financial condition and results of operations, and that require our most difficult, subjective, and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. While our significant accounting policies and estimates are described in more detail in the notes to our consolidated financial statements, our most critical accounting policies and estimates, discussed below, pertain to revenue recognition, trademarks and other intangible assets, equity method investments, and income taxes. These include but are not limited to: the estimation of the useful lives of our trademarks, and the estimation of future cash flows related to our trademarks; the estimation of the fair value of our equity method investments, and judgment as to whether any declines in value are temporary; and the estimation of our future income projections and the likelihood that we will be able to realize our deferred tax assets. In applying such policies, we must use some amounts that are based upon our informed judgments and best estimates. Estimates, by their nature, are based upon judgments and available information. The estimates that we make are based upon historical factors, current circumstances, and the experience and judgment of management. We evaluate our assumptions and estimates on an ongoing basis.

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

Wholesale Sales

Prior to the restructuring of our business model and operations, we generated a portion of our revenue through sale of branded jewelry and apparel to both domestic and international customers who, in turn, sold the products to their consumers. We recognized revenue from such transactions within net sales in our consolidated statements of operations when performance obligations identified under the terms of contracts with our customers were satisfied, which occurred upon the transfer of control of the merchandise in accordance with the contractual terms and conditions of the sale. Shipping to customers was accounted for as a fulfillment activity and was recorded within other selling, general and administrative expenses.

Direct-to-Consumer Sales

Our revenue associated with our e-commerce jewelry operations and the Longaberger brand (prior to the restructuring of our business model and operations) was recognized within net sales in our consolidated statements of operations at the point in time when product is shipped to the customer. Shipping to customers was accounted for as a fulfillment activity and was recorded within other selling, general and administrative expenses.

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

There were no impairment charges recorded for our intangible assets for the years ended December 31, 2024 and 2023.

Equity Method Investments

We account for our investments in entities over which we have the ability to exercise significant influence, but do not control, under the equity method of accounting, and we recognize our proportionate share of income or losses from the entity within other operating costs and expenses (income) in our consolidated statements of operations.

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

In addition, we review our equity method investments whenever there are indicators that their carrying value may not be recoverable; if a decrease in value of the investment has occurred and such decrease is determined to be other than temporary in nature, we record an impairment charge to reduce the carrying amount of the investment to its fair value. During the year ended December 31, 2024, we recognized a $5.75 million non-cash charge for the other-than-temporary impairment of our investment in IM Topco, LLC, stemming from a decline in the fair value of the investment as a result of decreases in IM Topco, LLC’s revenues and cash flows. There were no such comparable impairment charges for the year ended December 31, 2023.

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

Summary of Operating Results

The consolidated financial statements and related notes included elsewhere in this Form 10-K are as of or for the years ended December 31, 2024 (the “Current Year”), and December 31, 2023 (the “Prior Year”).

Revenues

Current Year net revenue decreased approximately $9.5 million to $8.3 million from $17.8 million for the Prior Year.

This decline was primarily attributable to the $8.25 million decrease in net product sales from $8.60 million in the Prior Year to $0.35 million in the Current Year, due to the exit from our wholesale apparel and fine jewelry sales operations and outsourcing of our Longaberger business as part of the restructuring and transformation of our business operating model in 2023. The only net product sales in the Current Year were related to the final sale of certain residual jewelry inventories and the sale of all remaining inventory related to the Longaberger brand; as of December 31, 2024, the Company has no remaining inventory.

Net licensing revenues decreased by approximately $1.25 million, from $9.16 million in the Prior Year to $7.91 million in the Current year. This decline was primarily attributable to the June 30, 2024 divestiture of the Lori Goldstein Brand, partially offset by licensing revenues from the new licensing agreements with best-in-class business partners that we entered into in 2023, most notably the Halston Master License with G-III Apparel Group, as well as increased revenues generated by the C Wonder brand and Judith Ripka brand and the recently launched TowerHill by Christie Brinkley brand.

Cost of Goods Sold and Gross Profit

Current Year cost of goods sold was $0.45 million, compared with $6.92 million for the Prior Year. This decrease was driven by the aforementioned exit from our wholesale and direct-to-consumer operations as part of the 2023 business model restructuring.

Gross profit margin from net product sales (net sales less cost of goods sold, divided by net sales) decreased from approximately 20% in the Prior Year to approximately negative 28% in the Current Year. The negative margin results for the Current Year reflect the fact that we sold all of our remaining inventory at cost, and also recognized a reduction to revenue for charge-backs.

Direct Operating Costs and Expenses

Direct operating costs and expenses decreased approximately $10.41 million from $23.17 million in the Prior Year to $12.76 million in the Current Year. This decrease was primarily attributable to the 2023 restructuring and transformation of our business operating model, which included reductions in staffing levels as well as related reductions in other overhead costs, as well as additional actions taken in 2024 to further optimize our cost structure (including the divestiture of the Lori Goldstein Brand, which eliminated certain operating and compensation expenses).

Other Operating Costs and Expenses (Income)

Depreciation and amortization expense decreased approximately $2.00 million, from $6.95 million in the Prior Year to $4.95 million in the Current Year. This decrease was primarily attributable to the June 30, 2024 divestiture of the Lori Goldstein Brand, which included trademarks related to that brand with a net book value of approximately $1.93 million at the time of the divestiture.

Equity method losses related to our equity investments in unconsolidated affiliates (IM Topco, LLC and Orme Live Inc.) were $1.73 million and $2.06 million for the Current Year and Prior Year, respectively, due to the operations of those businesses and the allocation and distribution provisions of the applicable operating agreements. The equity method losses for both 2024 and 2023 primarily consisted of our proportional share of the amortization expense of the Isaac Mizrahi intellectual property assets held by IM Topco, LLC.

We also recognized $9.96 million of non-cash charges in the Current Year related to our investment in IM Topco, LLC, including (i) a $4.21 million non-cash charge to recognize the estimated value of our contractual obligation to transfer a portion of our equity ownership interests in IM Topco, LLC to WHP in 2025, and (ii) a $5.75 million non-cash charge for the other-than-temporary impairment of our investment in IM Topco, LLC. The former item was recognized in 2024 to reflect the Company’s economic interest and represents a subsequent reduction of the previously-recognized gain from the 2022 sale of a majority interest in the Isaac Mizrahi Brand, while the latter item is reflective of the decrease in the fair value of our investment due to declines in the revenues and cash flows of IM Topco, LLC.

During the Current Year, we recognized a $3.80 million gain on the divestiture of the Lori Goldstein Brand. The consideration received from this transaction was non-cash in nature, and consisted of approximately $6.08 million of relief from certain accrued earn-out payments and the release of contingent obligations under contractual agreements with the buyer. The net book value of the intangible assets sold was approximately $1.93 million, and we also incurred approximately $0.35 million of legal fees in connection with the sale.

Also during the Current Year, we recognized asset impairment charges of approximately $3.48 million related to our exit from and sublease of our offices at 1333 Broadway, of which approximately $3.1 million related to the operating lease right-of-use asset and approximately $0.4 million related to leasehold improvements at that location.

During the Prior Year, we recognized a gain of $0.36 million related to the sale of a limited partner ownership interest in an unconsolidated affiliate, which was entered into in 2016, and a gain of $0.45 million related to a lease termination settlement with the landlord of our former retail store location.

Interest and Finance Expense

Interest and finance expense for the Current Year was $0.93 million, compared with $0.38 million for the Prior Year.

This $0.55 million increase was primarily attributable to the fact that during the Prior Year, we did not have any outstanding debt for most of the year, until we entered into a $5.0 million term loan in October 2023. That term loan debt remained outstanding for most of the Current Year, until we refinanced our debt and entered into a new $10.0 million term loan agreement in December 2024. Also in connection with the refinancing in the Current Year, we incurred a loss on the early extinguishment of $0.29 million.

Income Tax Provision

The estimated annual effective income tax rate for the Current Year was approximately -1%, resulting in an income tax provision of $0.22 million. During the Current Year, the effective tax rate differed from the federal statutory rate primarily due to the recording of a valuation allowance against the benefit that would have otherwise been recognized for the year, as it was considered not more likely than not that the net operating losses generated during the year will be utilized in future periods.

The effective income tax rate for the Prior Year was approximately -6%, resulting in a $1.21 million income tax provision. During the Prior Year, the federal statutory rate differed from the effective tax rate primarily due to the initial establishment of a valuation allowance against the Company’s cumulative net deferred tax assets, as it was determined that it was not more likely than not that the net operating losses generated by the Company will be utilized in future periods.

Net Loss Attributable to Xcel Brands, Inc. Stockholders

We had a net loss of approximately $22.4 million for the Current Year, compared with a net loss of approximately $21.1 million for the Prior Year, as a result of the factors discussed above.

Non-GAAP Net Income, Non-GAAP Diluted EPS, and Adjusted EBITDA

We had a non-GAAP net loss of $5.1 million or $(2.23) per share (“non-GAAP diluted EPS”) based on 2,275,332 weighted average shares outstanding for the Current Year, compared with a non-GAAP net loss of $12.2 million or $(6.17) per share based on 1,971,072 weighted average shares outstanding for the Prior Year. Non-GAAP net income is a non-GAAP unaudited term, which we define as net income (loss) attributable to Xcel Brands, Inc. stockholders, exclusive of asset impairment charges, amortization of trademarks, income (loss) from equity method investments, contingent reduction in equity ownership of IM Topco, LLC, stock-based compensation and cost of licensee warrants, loss on extinguishment of debt, gains on sales of assets and investments, gain on lease termination, and income taxes. Non-GAAP net income and non-GAAP diluted EPS measures do not include the tax effect of the aforementioned adjusting items, due to the nature of these items and the Company’s tax strategy.

We had Adjusted EBITDA of approximately $(3.5) million for the Current Year, compared with Adjusted EBITDA of approximately $(5.7) million for the Prior Year. Adjusted EBITDA is a non-GAAP unaudited measure, which we define as net income (loss) attributable to Xcel Brands, Inc. stockholders before interest and finance expenses (including loss on extinguishment of debt, if any), accretion of lease liability for exited leases, income taxes, other state and local franchise taxes, depreciation and amortization, income (loss) from equity method investments, contingent reduction in equity ownership of IM Topco, LLC, asset impairment charges, stock-based compensation and cost of licensee warrants, gains on sales of assets and investments, gain on lease termination, and costs associated with restructuring of operations. Costs associated with restructuring of operations include operating losses generated by certain of our businesses that have been restructured or discontinued (i.e., wholesale apparel and fine jewelry), as well as non-cash charges associated with the restructuring of certain contractual arrangements.

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

The following table is a reconciliation of net loss attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net loss:

	Year Ended December 31,
($ in thousands)	2024	2023
Net loss attributable to Xcel Brands, Inc. stockholders	$(22,395)	$(21,052)
Asset impairment charges	3,483	100
Amortization of trademarks	4,790	6,085
Loss from equity method investments	7,623	2,060
Contingent reduction in equity ownership of IM Topco, LLC	4,213	—
Stock-based compensation and cost of licensee warrants	509	242
Loss on extinguishment of debt	287	—
Gains on sales of assets and investments	(3,801)	(359)
Gain on lease termination	—	(445)
Income tax provision	220	1,212
Non-GAAP net loss	$(5,071)	$(12,157)

The following table is a reconciliation of diluted loss per share to non-GAAP diluted EPS:

	Year Ended December 31,
	2024	2023
Diluted loss per share attributable to Xcel Brands, Inc. stockholders	$(9.84)	$(10.68)
Asset impairment charges	1.53	0.05
Amortization of trademarks	2.10	3.09
Loss from equity method investments	3.35	1.05
Contingent reduction in equity ownership of IM Topco, LLC	1.85	—
Stock-based compensation and cost of licensee warrants	0.22	0.12
Loss on extinguishment of debt	0.13	—
Gains on sales of assets and investments	(1.67)	(0.18)
Gain on lease termination	—	(0.23)
Income tax provision	0.10	0.61
Non-GAAP diluted EPS	$(2.23)	$(6.17)
Diluted weighted average shares outstanding	2,275,332	1,971,072

The following table is a reconciliation of net loss attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Year Ended December 31,
($ in thousands)	2024	2023
Net loss attributable to Xcel Brands, Inc. stockholders	$(22,395)	$(21,052)
Interest and finance expense	931	381
Accretion of lease liability for exited lease	240	—
Income tax provision	220	1,212
State and local franchise taxes	40	76
Depreciation and amortization	4,947	6,954
Loss from equity method investments	7,623	2,060
Contingent reduction in equity ownership of IM Topco, LLC	4,213	—
Asset impairment charges	3,483	100
Stock-based compensation and cost of licensee warrants	509	242
Gains on sales of assets and investments	(3,801)	(359)
Gain on lease termination	—	(445)
Costs associated with restructuring of operations	537	5,106
Adjusted EBITDA	$(3,453)	$(5,725)

Liquidity and Capital Resources

General

As of December 31, 2024 and 2023, our cash and cash equivalents were $1.3 million and $3.0 million, respectively.

Restricted cash at December 31, 2024 (included within other non-current assets in the consolidated balance sheet) consisted of $0.7 million of cash deposited as collateral for a standby letter of credit associated with a real estate lease; there was no restricted cash as of December 31, 2023.

Our principal capital requirements have been to fund working capital needs, acquire new brands, and to a lesser extent, capital expenditures. Our current “licensing plus” operating model is a working capital light business model, and generally does not require material capital expenditures. As of December 31, 2024, we have no significant commitments for future capital expenditures. Material cash requirements from known contractual and other obligations are discussed under “Obligations and Commitments” below.

Working Capital

Our working capital (current assets less current liabilities, excluding the current portions of lease obligations, deferred revenue, and any contingent obligations payable in shares) was $0.8 million and $3.0 million as of December 31, 2024 and 2023, respectively. Commentary on components of our cash flows for the Current Year compared with the Prior Year is set forth below.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2024, we have incurred recurring losses, a history of cash flows used in operating activities, and an accumulated deficit. While we have undertaken significant restructuring efforts during 2023 and 2024, including divesting an unprofitable brand during 2024, reducing overhead costs, raising capital, and securing debt financing, management has determined that, absent additional funding, there is substantial doubt about the Company’s ability to meet its financial obligations as they become due within twelve months from the date the accompanying financial statements are issued.

Subsequent to year-end, we restructured our outstanding debt and received net proceeds from financing activities. However, these proceeds may still be insufficient to fully address our liquidity needs. We are actively pursuing an equity offering to secure additional capital; however, there can be no assurance that such efforts will be successful or that sufficient funds will be obtained to meet our obligations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We intend to continue exploring strategic financing alternatives and operational efficiencies to improve liquidity. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Operating Activities

Net cash used in operating activities was approximately $4.7 million and $6.5 million in the Current Year and Prior Year, respectively.

The Current Year’s cash used in operating activities was primarily attributable to the combination of the net loss of $(22.6) million, partially offset by non-cash items of approximately $17.3 million and a net change in operating assets and liabilities of approximately $0.6 million. Non-cash items were primarily comprised of, but not limited to, undistributed losses and other charges related to equity method investees totaling $11.8 million, $4.9 million of depreciation and amortization, $3.5 million of asset impairment charges, and $0.4 million of stock-based compensation and cost of licensee warrants, partially offset by a $(3.8) million gain on the divestiture of the Lori Goldstein Brand. The net change in operating assets and liabilities was less significant, as the positive cash flow impacts from decreases in accounts receivable ($1.2 million) and inventory ($0.5 million) were largely offset by changes in deferred revenue and other current liabilities, along with changes in lease-related assets and liabilities.

The Prior Year’s cash used in operating activities was primarily attributable to the combination of the net loss of $(22.2) million, partially offset by non-cash items of approximately $9.8 million and a net change in operating assets and liabilities of approximately $5.9 million. Non-cash items were primarily comprised of, but not limited to, $7.0 million of depreciation and amortization, the $2.1 million undistributed proportional share of net loss of equity method investee, and $1.1 million of deferred taxes, partially offset by a $(0.4) million gain on the sale of a financial asset and a $(0.4) million gain on the settlement of a lease liability. The net change in operating assets and liabilities was primarily comprised of (i) an increase in deferred revenue of approximately $4.4 million, which was mainly attributable to the upfront payment received for the Halston Master License agreement entered into during the Current Year, (ii) a decrease in inventory of approximately $2.4 million, driven by the sale of all of our C Wonder apparel inventory to HSN and the sale of all of our Judith Ripka fine jewelry inventory to JTV, as part of the restructuring and transformation of our business operating model. Partially offsetting these net changes in operating assets and liabilities were decreases in various operating liabilities of approximately $(2.9) million.

Investing Activities

Net cash used in investing activities for the Current Year was comprised of purchases of furniture and fixtures totaling approximately $0.1 million.

Net cash provided by investing activities for the Prior Year was approximately $0.2 million, primarily driven by $0.5 million of proceeds received from the sale of a limited partner ownership interest in an unconsolidated affiliate, partially offset by approximately $0.2 million capital contributions made to our equity investee ORME.

Financing Activities

Net cash provided by financing activities for the Current Year was approximately $3.8 million. This was primarily attributable to approximately $2.8 million of net cash proceeds generated from the December 2024 refinancing of our term loan debt ($8.0 million of gross cash proceeds, less $4.25 million repayment of our previous term loan debt and the payment of $0.9 million of debt issuance costs) and $1.9 million of net proceeds generated by equity issuance transactions undertaken during the first quarter of 2024. Also during the Current Year, we made $0.75 million of scheduled principal payments on term loan debt.

Net cash provided by financing activities for the Prior Year was approximately $4.7 million, which primarily consisted of $5.0 million of proceeds from borrowings incurred under a new term loan debt agreement in October 2023, partially offset by the payment of $0.3 million of debt issuance costs.

Equity Financing Transactions – Public Offering and Private Placement

On March 19, 2024, the Company closed on a public offering of 328,427 shares of common stock at an offering price of $6.50 per share and a private placement of 29,462 shares of common stock at an offering price of $9.80 per share. In connection with the public offering, Robert W. D’Loren, Chairman and Chief Executive Officer of the Company; an affiliate of Mark DiSanto, a director of the Company; and Seth Burroughs, Executive Vice President of Business Development and Treasury of the Company, purchased 14,625, 14,625, and 3,250 shares of common stock, respectively. Robert W. D’Loren, an affiliate of Mark DiSanto, and Seth Burroughs also purchased 13,258, 13,258, and 2,946 shares of common stock, respectively, in the private placement. The aggregate number of shares of common stock issued from the public offering and the private placement was 357,889 shares and the total net proceeds received was approximately $1.9 million.

Debt Transactions – December 2024 Refinancing

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

Also in connection with the loan agreement, the Company issued warrants to purchase an aggregate of 145,664 shares of the Company’s common stock. These warrants have an exercise price of $6.32 per share, are immediately exercisable, and expire on December 12, 2034.

Further, IPX Capital, LLC, a company controlled by Mr. D’Loren, purchased a 12.5% undivided, last-out, subordinated participation interest in Term Loan B for a purchase price of $500,000; IPX also received 15,333 of the aforementioned warrants, which is the pro rata share of the Term B Lenders’ warrants that were issued by the Company. Also, in October

2024, IPX made a $250,000 non-interest-bearing advance to one of the Company’s subsidiaries, of which $200,000 was repaid to IPX upon the closing of the December 12, 2024 debt refinancing transaction.

Debt Transactions – April 2025 Refinancing

On April 21, 2025, the Company and certain of its subsidiaries entered into an amendment with each lender party thereto and FEAC Agent, LLC, pursuant to which the December 12, 2024 loan and security agreement, was amended to provide for $1.5 million repayment of the $3.95 million Term Loan A made on December 12, 2024 and an additional Term Loan B in the amount of $5.12 million on April 21, 2025. The loans outstanding after giving effect to this amendment and the application of the proceeds of the additional Term Loan B are as follows: (1) Term Loan A in the amount of $2.45 million, (2) Term Loan B in the amount of $9.12 million, and (3) Delayed Draw Term Loan in the amount of $2.05 million.

The proceeds from the additional Term Loan B were used to repay a portion of Term Loan A, as well as to pay fees, costs, and expenses incurred in connection with entering into the April 21, 2025 amendment, and the balance will be used for working capital purposes.

Within 30 days after April 21, 2025, the outstanding principal amount of the Term Loan A shall be repaid, on a pro rata basis in an aggregate amount equal to $500,000. Principal on the Term Loan A is payable on a pro rata basis in quarterly installments of $250,000 on each of March 31, June 30, September 30, and December 31 of each year, commencing on March 31, 2026, with the unpaid balance due on the maturity date of December 12, 2028. Principal on the Term Loan B is payable on the maturity date of December 12, 2028.

From and after April 21, 2025, interest on each Term Loan A accrues at an annual rate equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York for an interest period equal to three months, subject to a 2.0% floor, plus 8.5%. From and after April 21, 2025, interest on each Term Loan B accrues at an annual rate equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York for an interest period equal to three months, subject to a 2.0% floor, plus 6.5%. From and after April 21, 2025 through March 31, 2027, interest on the Term Loan B will be paid in-kind by being capitalized and added to the principal amount of the Term Loan B at the end of each calendar month.

The Term Loans are guaranteed by certain direct and indirect subsidiaries of the Company, and are secured by all of the assets of the Company and such subsidiaries. The April 21, 2025 amendment contains various customary financial covenants and reporting requirements, as specified and defined therein, including that (i) Company is required to maintain a class or series of capital stock that is traded on the New York Stock Exchange or the NASDAQ; and (iii) Company is required to file a Form S-1 Registration Statement with the SEC.

In connection with this refinancing transaction, UTG Capital, Inc., a Delaware corporation (“UTG”), purchased a 100% undivided, participation interest in Term Loan B for a purchase price of $9.12 million and received warrants entitling it to purchase 1,107,457 warrants shares of the Company. The Company also issued warrants to purchase 30,000 shares of common stock to Restore Capital (EQ-W), LLC (“Restore”), another of the lenders, and amended warrants to purchase an aggregate of 107,333 shares of common stock held by Restore and warrants previously issued to warrants of FEAC Agent, LLC.

Also in connection with this refinancing transaction, IPX’s participation in Term Loan B was repaid and IPX purchased a $500,000 undivided, last-out, subordinated participation interest in Term Loan A.

Obligations and Commitments

Term Loan Debt

Refer to information outlined under ‘Debt Transactions – December 2024 Refinancing’ and ‘Debt Transactions – April 2025 Refinancing’ above.

Contingent Obligation – Lori Goldstein Earn-Out

In connection with the April 1, 2021 purchase of the Lori Goldstein trademarks, we had agreed to pay the seller additional cash consideration (the “Lori Goldstein Earn-Out”) of up to $12.5 million, based on royalties earned during the six calendar year period commencing in 2021. The Lori Goldstein Earn-Out of was initially recorded as a liability of $6.6 million, based on the difference between the fair value of the acquired assets of the Lori Goldstein Brand and the total consideration paid.

As of January 1, 2023, based on the performance of the Lori Goldstein Brand to date, approximately $0.2 million of additional consideration was earned by the seller, and thus $0.2 million of the balance was paid to the seller during 2023. Based on the performance of the Lori Goldstein Brand through December 31, 2023, approximately $1.0 million of incremental additional consideration was earned by the seller, which would have been paid out in 2024. Accordingly, as of December 31, 2023, $1.0 million of the remaining balance was recorded as a current liability and approximately $5.4 million was recorded as a long-term liability.

During the first quarter of 2024, the Company paid approximately $0.3 million of the $1.0 million earned. However, as a result of the June 30, 2024 divestiture of the Lori Goldstein Brand, the seller waived its rights with respect to the Lori Goldstein Earn-Out amounts that had been previously earned and had not yet been paid, and terminated its rights to any future payments under the Lori Goldstein Earn-Out. As a result, the Company de-recognized approximately $1.03 million of accrued Lori Goldstein Earn-Out payments and the remaining balance of approximately $5.05 million of contingent obligations recorded on the Company’s balance sheet. As of December 31, 2024, there are no liability amounts remaining on the Company’s balance sheet related to the Lori Goldstein Earn-Out.

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

On April 12, 2024, this agreement was further amended such that the purchase price adjustment provision within the membership purchase agreement was waived until the measurement period ending September 30, 2025. This amendment also provided that if (i) IM Topco royalties are less than $13.5 million for the twelve-month period ending March 31, 2025 or (ii) IM Topco royalties are less than $18.0 million for the year ending December 31, 2025 or (iii) Xcel fails to make certain payments to IM Topco under the terms of a certain license agreement between Xcel and IM Topco on or before January 30, 2025, then Xcel shall transfer equity interests in IM Topco to WHP equal to 12.5% of the total outstanding equity interests of IM Topco, such that Xcel’s ownership interest in IM Topco would decrease from 30% to 17.5%, and WHP’s ownership interest in IM Topco would increase from 70% to 82.5%.

Prior to the Current Year, no amount was recorded on the Company’s consolidated balance sheets related to this contingent obligation.

During the Current Year, management concluded that, based on current trends in and projections of IM Topco’s royalty revenues as well as the Company’s decision to not make the remaining royalty payments to IM Topco, it was virtually certain that the Company would be required to make such transfer of equity interests to WHP in 2025. As such, the Company estimated and recorded a contingent obligation of $4.2 million in the accompanying consolidated balance sheets, and recognized a corresponding non-cash charge in the consolidated statements of operations for the Current Year.

On January 31, 2025, in accordance with the terms of the amended membership purchase agreement between Xcel and WHP, WHP became contractually entitled to receive from Xcel equity interests in IM Topco equal to 12.5% of the total outstanding equity interests of IM Topco. On April 15, 2025, such equity interests were transferred to WHP.

Real Estate Leases

We are currently party to a lease (as lessee) for approximately 29,600 square feet of office space at 1333 Broadway, 10th floor, New York, New York. This location represented our former corporate offices and operations facility, and our lease for this location expires on October 30, 2027. Future payments under this lease are expected to be approximately $1.55 million for the year ending December 31, 2025, $1.55 million for the year ending December 31, 2026, and $1.29 million for the year ending December 31, 2027. We have subleased this office space to a third-party subtenant through October 30, 2027.

We are also currently party to a lease (as lessee) for approximately 12,000 square feet of office space at 550 Seventh Avenue, 11th floor, New York, New York. This location represents our current corporate offices and operations facility, and our lease for this location expires in 2032. Future payments under this lease are expected to be approximately $0.37 million for the year ending December 31, 2025, $0.51 million for the year ending December 31, 2026, $0.55 million for the year ending December 31, 2027, $0.57 million for the year ending December 31, 2028, $0.58 million for the year ending December 31, 2029, and $1.42 million thereafter.

Employment Contracts

We have entered into contracts with certain executives and key employees. The future minimum payments under these contracts is approximately $2.1 million, which is expected to be paid in 2025.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations or liquidity.

Other Factors

We continue to seek to expand and diversify the types of licensed products being produced under our brands. We plan to continue to diversify the distribution channels within which licensed products are sold, in an effort to reduce dependence on any particular retailer, consumer, or market sector within each of our brands. The Halston brand, C Wonder brand, TowerHill by Christie Brinkley brand, and the LB70 by Lloyd Boston brand have a core business in fashion apparel and accessories. The Ripka brand is a fine jewelry business, and the Longaberger brand focuses on home good products, which we believe helps diversify our industry focus while at the same time complements our business operations and relationships.

While the 2022 sale of a majority interest in the Isaac Mizrahi brand resulted in a substantial decrease in our licensing revenues, as that brand represented a significant portion of our historical licensing revenues, and the 2024 divestiture of the LOGO by Lori Goldstein brand also resulted in a notable decrease in our licensing revenues, we have taken and continue to take actions to replace those revenues with new strategic business initiatives, as we concentrate our resources on growing our brands, launching new brands, and entering into new business partnerships. We continue to seek new opportunities, including expansion through interactive television, live streaming, and additional domestic and international licensing arrangements, and acquiring and collaborating with additional brands, including the recently-launched TowerHill by Christie Brinkley brand and LB70 by Lloyd Boston brand.

During 2023, we restructured our business operations by shifting our business from a wholesale/licensing hybrid model into a “licensing plus” business model. These efforts included entering into new structured contractual arrangements with best-in-class business partners in order to more efficiently operate our wholesale and e-commerce businesses and reduce and better manage our exposure to operating risks. These restructuring initiatives were originally expected to provide us with approximately $15 million of cost savings on an annualized basis compared to our previous operating model. Based on additional actions taken by management during 2024 and the recent divestiture of the Lori Goldstein brand, the Company’s direct operating costs on an annualized basis have been reduced from approximately $8 million per quarter under our previous operating model to approximately $2.5 million to $3.0 million per quarter on a going-forward basis. This represents approximately $21 million of cost savings on an annualized basis compared to our cost structure in 2022. Management has continued to implement additional cost cutting measures throughout the first quarter of 2025 to further optimize the Company’s cost structure; these additional actions have reduced direct operating expenses to a run rate of less than $10 million per annum.

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

Our long-term success, however, will still remain largely dependent on our ability to build and maintain our brands’ awareness and attract customers, and contract with and retain key licensees and business partners, as well as our and our licensees’ ability to accurately predict upcoming fashion and design trends within their respective customer bases and fulfill the product requirements of the particular retail channels within the global marketplace. Unanticipated changes in consumer fashion preferences and purchasing patterns, slowdowns in the U.S. economy, changes in the prices of supplies, consolidation of retail establishments, and other factors noted in the section captioned “Risk Factors” could adversely affect our licensees’ ability to meet and/or exceed their contractual commitments to us and thereby adversely affect our future operating results.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.      Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Xcel Brands, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Xcel Brands, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Finite-Lived Trademarks and Other Intangible Assets

Critical Audit Matter Description

As described further in Note 4 to the financial statements, the carrying amount of finite-lived trademarks and other intangible assets was $34.8 million as of December 31, 2024. Under the applicable accounting guidance, these assets shall be tested for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Management has concluded that these assets are not impaired as of December 31, 2024.

How the Critical Audit Matter was Addressed in the Audit

We determined the Company’s ability to assess if their trademark and other intangible assets are impaired as a critical audit matter due to the estimation and uncertainty regarding the Company’s ability to generate sufficient undiscounted cash flows to be in excess of the carrying value of the reported value of the assets. The Company evaluates its trademark and other intangible assets for impairment annually or when events are triggered by economic conditions. These events require the management to compare the carrying values to their estimated fair values as of the evaluation date. The Company uses the income approach using an undiscounted cash flow model to value the trademark and other intangible assets. If the carrying value of this asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds fair value.

Auditing the Company’s trademark and other intangible asset impairment is complex and subjective due to the significant estimation required to determine the forecasted cash flows used in the Company’s evaluation. Specifically, the forecasted cash flows are sensitive to significant assumptions such as revenue growth rates and expenses over the estimated useful life all of which are affected by expected future market or economic conditions, and other factors.

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

Investment in IM Topco, LLC

Critical Audit Matter Description

As described further in Note 3 to the financial statements, the Company’s investment in IM Topco, LLC was $10.1 million as of December 31, 2024. The Company’s investment in IM Topco, LLC is reviewed for impairment whenever there are indicators that their carrying value may not be recoverable; if a decrease in value of the investment has occurred and such decrease is determined to be other than temporary in nature, the Company shall record an impairment charge to reduce the carrying amount of the investment to its fair value. During the year ended December 31, 2024, the Company recognized $9.96 million of other non-cash charges related to IM Topco, LLC including (i) a $4.21 million non-cash charge to recognize the estimated value of their contractual obligation to transfer a portion of their equity ownership interests in IM

Topco, LLC to WHP in 2025, and (ii) a $5.75 million non-cash charge for the other-than-temporary impairment of their investment in IM Topco, LLC.

How the Critical Audit Matter was Addressed in the Audit

We determined the Company’s ability to assess if their Investment in IM Topco, LLC is impaired as a critical audit matter due to the estimation and uncertainty regarding the Company’s ability to generate sufficient undiscounted cash flows to be in excess of the carrying value of the reported value of the investment. The Company’s investments in unconsolidated affiliates are reviewed for impairment whenever there are indicators that their carrying value may not be recoverable; if a decrease in value of the investment has occurred and such decrease is determined to be other than temporary in nature, the Company shall record an impairment charge to reduce the carrying amount of the investment to its fair value. These events require the management to compare the carrying values to their estimated fair values as of the evaluation date. The Company uses the income approach using a discounted cash flow model to value the investment.  If the carrying value of this investment is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the impairment exceeds fair value.

Auditing the Company’s Investment in IM Topco, LLC impairment is complex and subjective due to the significant estimation required to determine the forecasted cash flows used in the Company’s evaluation. Specifically, the forecasted cash flows are sensitive to significant assumptions such as revenue growth rates, including the terminal growth rates, margins, expenses, and discount rates, all of which are affected by expected future market or economic conditions. In addition, our audit effort involved the use of professionals within our firm with specialized skill and knowledge in valuation methods and models.

The primary procedures we performed to address this critical audit matter included the following, among others:

●	We evaluated the Company’s forecasted revenue
●	We evaluated the guideline companies used that operated in similar industries.
●	We evaluated whether the Company used the appropriate modified capital asset pricing model and a weighted average cost of capital.
●	We performed independent calculations to evaluate the sensitivity of the key assumptions used by management.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY

May 27, 2025

Xcel Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$1,254	$2,998
Accounts receivable, net of allowances for credit losses of $0 and $75 at December 31, 2024 and 2023, respectively	2,269	3,454
Inventory	—	453
Prepaid expenses and other current assets	520	398
Total current assets	4,043	7,303
Non-current Assets:
Property and equipment, net	182	634
Operating lease right-of-use assets	3,751	4,453
Trademarks and other intangibles, net	34,759	41,520
Equity method investments, net	10,110	17,735
Other assets	911	15
Total non-current assets	49,713	64,357

Total Assets	$53,756	$71,660

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$2,734	$2,236
Deferred revenue	1,380	889
Accrued income taxes payable	554	372
Current portion of operating lease obligations	1,513	1,258
Current portion of long-term debt	—	750
Current portion of contingent obligations	4,213	964
Total current liabilities	10,394	6,469
Long-Term Liabilities:
Deferred revenue	2,667	3,556
Long-term portion of operating lease obligations	5,297	4,021
Long-term debt, net, less current portion	6,569	3,971
Long-term portion of contingent obligation	—	5,432
Other long-term liabilities	431	40
Total long-term liabilities	14,964	17,020
Total Liabilities	25,358	23,489

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, and 2,368,072 and 1,979,413 shares issued and outstanding at December 31, 2024 and 2023, respectively (1)	2	2
Paid-in capital (1)	106,666	103,879
Accumulated deficit	(76,244)	(53,849)
Total Xcel Brands, Inc. stockholders' equity	30,424	50,032
Noncontrolling interest	(2,026)	(1,861)
Total Stockholders' Equity	28,398	48,171

Total Liabilities and Stockholders' Equity	$53,756	$71,660

(1)	The values of Common stock and Paid-in capital, as well as the number of shares issued and outstanding, have been retroactively adjusted in order to give effect to the Company’s 1-for-10 reverse stock split. See Note 2 and Note 12.

See accompanying Notes to Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Year Ended
	December 31,
	2024	2023
Revenues
Net licensing revenue	$7,912	$9,156
Net sales	347	8,599
Net revenue	8,259	17,755
Cost of goods sold	445	6,918
Gross profit	7,814	10,837

Direct operating costs and expenses
Salaries, benefits and employment taxes	5,916	9,910
Other selling, general and administrative expenses	6,842	13,261
Total direct operating costs and expenses	12,758	23,171

Operating loss before other operating costs and expenses (income)	(4,944)	(12,334)

Other operating costs and expenses (income)
Depreciation and amortization	4,947	6,954
Asset impairment charges	3,483	100
Loss from equity method investments	7,623	2,060
Contingent reduction in equity ownership of IM Topco, LLC	4,213	—
Gain on divestiture of Lori Goldstein Brand	(3,801)	—
Gain on sale of limited partner ownership interest	—	(359)
Gain on settlement of lease liability	—	(445)

Operating loss	(21,409)	(20,644)

Interest and finance expense (income)
Interest expense	618	113
Other interest and finance charges (income), net	26	268
Loss on early extinguishment of debt	287	—
Interest and finance expense (income), net	931	381

Loss before income taxes	(22,340)	(21,025)

Income tax provision	220	1,212

Net loss	(22,560)	(22,237)
Net loss attributable to noncontrolling interest	(165)	(1,185)
Net loss attributable to Xcel Brands, Inc. stockholders	$(22,395)	$(21,052)

Loss per common share attributable to Xcel Brands, Inc. stockholders:
Basic and diluted net loss per share (1)	$(9.84)	$(10.68)
Weighted average number of common shares outstanding:
Basic and diluted weighted average common shares outstanding (1)	2,275,332	1,971,072

(1)	Weighted average shares outstanding and per share information have been retroactively adjusted in order to give effect to the Company’s 1-for-10 reverse stock split. See Note 2 and Note 12.

See accompanying Notes to Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Xcel Brands, Inc. Stockholders
	Common Stock		Paid-in	Accumulated	Noncontrolling
	Shares(1)	Amount(1)	Capital(1)	Deficit	Interest	Total
Balance as of January 1, 2023	1,962,396	2	103,610	(32,797)	(676)	$70,139

Compensation expense related to stock options and restricted stock	—	—	161	—	—	161

Contra-revenue related to warrants held by licensee	—	—	26	—	—	26

Shares issued to directors in connection with restricted stock grants	4,000	—	—	—	—	—

Forfeitures of restricted stock grants	(500)	—	—	—	—	—

Shares issued to consultant in connection with stock grants	6,666	—	45	—	—	45

Shares issued to employee in connection with stock grant	730	—	10	—	—	10

Shares issued on exercises of stock options, net of shares surrendered for cashless exercises	6,121	—	27	—	—	27

Net loss for the year ended December 31, 2023	—	—	—	(21,052)	(1,185)	(22,237)

Balance as of December 31, 2023	1,979,413	2	103,879	(53,849)	(1,861)	48,171

Compensation expense related to stock options and restricted stock	—	—	138	—	—	138

Contra-revenue related to warrants held by licensee	—	—	38	—	—	38

Shares issued to directors in connection with restricted stock grants	4,000	—	—	—	—	—

Shares issued to consultant in connection with stock grants	7,800	—	98	—	—	98

Shares issued to employee in connection with stock grant	1,468	—	10	—	—	10

Shares issued to executives for pro rata portion of base salaries, net of withholding taxes	17,502	—	120	—	—	120

Shares issued in connection with public offering and private placement transactions, net of transaction costs	357,889	—	1,902	—	—	1,902

Warrants issued in connection with refinancing of term loan debt	—	—	481	—	—	481

Net loss for the year ended December 31, 2024	—	—	—	(22,395)	(165)	(22,560)

Balance as of December 31, 2024	2,368,072	$2	$106,666	$(76,244)	$(2,026)	$28,398

(1)	The values of Common stock and Paid-in capital, as well as the number of shares issued and outstanding, have been retroactively adjusted in order to give effect to the Company’s 1-for-10 reverse stock split. See Note 2 and Note 12.

See accompanying Notes to Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(22,560)	$(22,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,947	6,954
Asset impairment charges	3,483	100
Amortization of deferred finance costs included in interest expense	115	22
Stock-based compensation and cost of licensee warrants	403	242
Provision for credit losses	17	75
Loss from equity method investments	7,623	2,060
Contingent reduction in equity ownership of IM Topco, LLC	4,213	—
Loss on early extinguishment of debt	287	—
Deferred income tax provision	—	1,107
Gain on divestiture of Lori Goldstein brand	(3,801)	—
Gain on sale of limited partner ownership interest	—	(359)
Gain on settlement of lease liability	—	(445)
Changes in operating assets and liabilities:
Accounts receivable	1,168	1,581
Inventory	453	2,391
Prepaid expenses and other current and non-current assets	(279)	1,034
Deferred revenue	(398)	4,356
Accounts payable, accrued expenses, accrued income taxes payable, and other current liabilities	16	(2,936)
Lease-related assets and liabilities	(794)	(525)
Other long-term liabilities	391	35
Net cash used in operating activities	(4,716)	(6,545)

Cash flows from investing activities
Capital contribution to equity method investee	—	(150)
Net proceeds from sale of assets	—	459
Purchase of property and equipment	(112)	(100)
Net cash (used in) provided by investing activities	(112)	209

Cash flows from financing activities
Proceeds from public offering and private placement transactions, net of transaction costs	1,902	—
Proceeds from long-term debt	7,950	5,000
Payment of deferred finance costs	(922)	(301)
Proceeds from exercise of stock options	—	27
Shares repurchased including vested restricted stock in exchange for withholding taxes	(107)	—
Payment of long-term debt	(5,000)	—
Net cash provided by financing activities	3,823	4,726

Net decrease in cash, cash equivalents, and restricted cash	(1,005)	(1,610)

Cash, cash equivalents, and restricted cash at beginning of year	2,998	4,608

Cash, cash equivalents, and restricted cash at end of year	$1,993	$2,998

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$1,254	$2,998
Restricted cash (reported in other non-current assets)	739	—
Total cash, cash equivalents, and restricted cash	$1,993	$2,998

Supplemental disclosure of non-cash activities:
Recognition of operating lease right-of-use asset	$2,596	$—
Recognition of operating lease obligation	$2,596	$—
Issuance of warrants in connection with debt refinancing	$481	$—

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$505	$56
Cash paid during the year for income taxes	$—	$99

See accompanying Notes to Consolidated Financial Statements.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

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

As of December 31, 2024, the Company’s brand portfolio consisted of the Halston brands (the “Halston Brand”), the Judith Ripka brands (the "Ripka Brand"), the C Wonder brands (the “C Wonder Brand”), the TowerHill by Christie Brinkley brand (the “CB Brand”), the LB70 by Lloyd Boston brand (the ‘LB70 Brand”), the Longaberger brand (the “Longaberger Brand”), the Isaac Mizrahi brands (the “Isaac Mizrahi Brand”), and other proprietary brands.

●	The Halston Brand, Ripka Brand, and C Wonder Brand are wholly owned by the Company.
●	The CB Brand is a co-branded collaboration between Xcel and Christie Brinkley that launched in May 2024. The LB Brand is a co-branded collaboration between Xcel and Lloyd Boston that launched in August 2024.
●	The Company manages the Longaberger Brand through its 50% ownership interest in Longaberger Licensing, LLC; the Company consolidates Longaberger Licensing, LLC and recognizes noncontrolling interest for the remaining ownership interest held by a third party (see Note 3 for additional details).
●	The Company holds a noncontrolling interest in the Isaac Mizrahi Brand through a 30% ownership interest in IM Topco, LLC (“IM Topco”); the Company accounts for its interest in IM Topco, LLC using the equity method of accounting (see Note 3 for additional details).

The Company’s brand portfolio also included the LOGO by Lori Goldstein brand (the “Lori Goldstein Brand”) as a wholly owned brand from April 1, 2021 through June 30, 2024; the Lori Goldstein Brand was divested on June 30, 2024 (see Note 3 for additional details).

The Company also owns a noncontrolling equity ownership interest in ORME Live Inc. (“ORME”), a short-form video and social commerce marketplace that launched in April 2024.

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

Prior to and for a portion of 2023, the Company also engaged in certain wholesale and direct-to-consumer sales of products under its brands. The Company’s former wholesale and direct-to-consumer operations are presented as "Net sales" and "Cost of goods sold" in the Consolidated Statements of Operations, separately from the Company’s licensing revenues. The only net sales and cost of goods sold recognized for the year ended December 31, 2024 were (i) the final sale of certain residual jewelry inventories and (ii) the sale of all remaining inventory related to the Longaberger Brand. As of December 31, 2024, the Company has no remaining inventory.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2024, the Company has incurred recurring losses, a history of cash flows used in operating activities, and an accumulated deficit. While the Company has undertaken significant restructuring efforts during 2023 and 2024, including divesting an unprofitable brand during 2024, reducing overhead costs, raising capital, and securing debt financing, management has determined that, absent additional funding, there is substantial doubt about the Company’s ability to meet its financial obligations as they become due within twelve months from the date these financial statements are issued.

Subsequent to year-end, the Company restructured its outstanding debt and received net proceeds from financing activities. However, these proceeds may still be insufficient to fully address the Company’s liquidity needs. Management is actively pursuing an equity offering to secure additional capital; however, there can be no assurance that such efforts will be successful or that sufficient funds will be obtained to meet the Company’s obligations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to continue exploring strategic financing alternatives and operational efficiencies to improve liquidity. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.   Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Xcel, its wholly owned subsidiaries, and entities in which Xcel has a controlling financial interest as of and for the years ended December 31, 2024 (the "Current Year") and 2023 (the "Prior Year"). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with the accounting rules under Regulation S-X, as promulgated by the Securities and Exchange Commission (“SEC”). All significant intercompany accounts and transactions have been eliminated in consolidation, and net earnings have been adjusted by the portion of operating results of consolidated entities attributable to noncontrolling interests.

Investments in Unconsolidated Affiliates

The Company holds noncontrolling equity interests in IM Topco, LLC and ORME Live, Inc. These investments are accounted for in accordance with ASC Topic 323, “Investments – Equity Method and Joint Ventures,” as the Company has the ability to exercise significant influence over the operating and financial policies of these affiliates, but does not control the affiliates. See Note 3 for additional information related to the Company’s investments in unconsolidated affiliates.

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

Change in Capital Structure

As described more fully in Note 12, effective March 24, 2025, the Company effected a 1-for-10 reverse stock split for all of its issued and outstanding common stock. All share and per share amounts presented in these consolidated financial statements and accompanying notes, including but not limited to shares issued and outstanding, earnings/(loss) per share, and warrants and options, as well as the dollar amounts of common stock and paid-in capital, have been retroactively adjusted for all periods presented in order to reflect this change in capital structure. There were no changes to the total number of authorized common shares or par value per common share as a result of this change.

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
●Accounting for and valuation of equity method investees;
●Valuation allowances and effective tax rate for tax purposes; and
●Incremental borrowing rate for lease accounting purposes.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

Restricted Cash

Restricted cash at December 31, 2024 (included within other non-current assets in the consolidated balance sheet) consisted of $0.7 million of cash deposited as collateral for a standby letter of credit associated with a real estate lease; there was no restricted cash as of December 31, 2023.

Accounts Receivable

Accounts receivable are reported net of an allowance for credit losses. As of December 31, 2024 and 2023, the Company had $2.3 million and $3.5 million, respectively, of accounts receivable, net of allowances of $0.00 million and $0.08 million, respectively.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

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

A rollforward of the allowance for credit losses for the Current Year and Prior Year is as follows:

($ in thousands)	2024	2023
Balance at January 1	$75	$—
Credit loss expense (recovery)	17	75
Write-offs	(92)	—
Other	—	—
Balance at December 31	$—	$75

Additionally, on October 17, 2023, the Company and one of the licensees managed under the Halston Master License (see Note 5) entered into an amendment of their respective licensing agreement. Under this amendment, the payment terms of a $0.76 million outstanding balance due to the Company were changed such that this receivable (and collection thereof) became contractually contingent upon the licensee’s future performance. This licensee is also required to pay interest to the Company on a monthly basis until the outstanding balance is paid in full. The Company recorded a non-cash charge of $0.76 million within other selling, general and administrative expenses in the Prior Year related to the restructuring of this licensing arrangement, in order to write-down the previously-recorded receivable to zero, which is not included in the credit loss expense and allowance for credit losses amounts set forth above.

There is no earned revenue that has been accrued but not billed as of December 31, 2024 and 2023.

Inventory

All of the Company’s inventory consisted solely of finished goods, and was recorded at the lower of cost or net realizable value, with cost determined on a weighted average basis. The Company periodically reviewed the composition of its inventory in order to identify obsolete, slow-moving, or otherwise non-saleable items, and recorded write-downs to net realizable value for any non-saleable inventory with no alternative use. The Company also recorded write-downs for inventory shrinkage, representing the risk of physical loss of inventory, based on historical experience and physical inventory counts.

As of January 1, 2023, inventory was composed of jewelry, wholesale apparel, and home goods. During the Prior Year, as a result of the restructuring of its business operating model, the Company sold all of its wholesale apparel inventory and substantially all of its remaining fine jewelry inventory to its new business partners and licensees. Thus, as of December 31, 2023, inventory was composed of home goods and related items for the Longaberger Brand, as well as certain residual jewelry inventories.

During the Current Year, the Company sold all of its remaining inventory items, and as of December 31, 2024, the Company had no remaining inventory.

Property and Equipment

Furniture, equipment, and software are stated at cost less accumulated depreciation and amortization, and are depreciated using the straight-line method over their estimated useful lives, generally three (3) to seven (7) years. Depreciation expense for the years ended December 31, 2024 and 2023 was approximately $0.1 million and $0.8 million, respectively.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

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

Deferred Finance Costs

Costs incurred in connection with borrowings under term loans (primarily professional fees and lender underwriting fees) are deferred on the consolidated balance sheet as a reduction to the carrying value of the associated borrowings, and are amortized as interest expense over the term of the related borrowings using the effective interest method.

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

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

Licensing

The Company recognizes revenue continuously over time as it satisfies its continuous obligation of granting access to its licensed intellectual properties, which are deemed symbolic intellectual properties under the applicable revenue accounting guidance. The Company determines the transaction price based on the terms of the contract. Payments are typically due after sales have occurred and have been reported by the licensees or, where applicable, in accordance with minimum guaranteed payment provisions. The timing of performance obligations is typically consistent with the timing of payments, though there may be differences if contracts provide for advances or significant escalations of contractually guaranteed minimum payments. With the exception of the Halston Master License agreement described in Note 5, there were no such differences that would have a material impact on the Company’s consolidated balance sheets at December 31, 2024 and 2023. In accordance with ASC 606-10-55-65, the Company recognizes net licensing revenue at the later of when (1) the subsequent sale or usage occurs or (2) the performance obligation to which some or all of the sales- or usage-based royalty has been allocated is satisfied (in whole or in part). More specifically, the Company separately identifies:

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

The Company does not typically perform by transferring goods or services to customers before the customer pays consideration or before payment is due, thus the amounts of contract assets as defined by ASC 606-10-45-3 related to licensing contracts were not material as of December 31, 2024 and 2023.

The Company does not typically receive consideration in advance of performance and, consequently, amounts of contract liabilities as defined by ASC 606-10-45-2 related to licensing contracts are generally not material; however, as of December 31, 2024 and 2023, the Company has recognized approximately $3.6 million and $4.4 million, respectively, of deferred revenue contract liabilities on its consolidated balance sheet related to the Halston Master License agreement (see Note 5 for additional details).

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

The Company does not disclose the amount attributable to unsatisfied or partially satisfied performance obligations for variable revenue contracts (identified under “View A” above) in accordance with the optional exemption allowed under ASC 606. The Company did not have any revenue recognized in the reporting period from performance obligations satisfied, or partially satisfied, in previous periods. Remaining minimum guaranteed payments for active contracts as of December 31, 2024 are expected to be recognized ratably in accordance with View C over the remaining term of each contract based on the passage of time and through December 2028, subject to renewal or extension upon termination.

Wholesale Sales

Prior to the restructuring of the Company’s business model and operations, the Company generated a portion of its revenue through the design, sourcing, and sale of branded jewelry and apparel to both domestic and international customers who, in turn, sold the products to the consumer. The Company recognized such revenue within net sales in the accompanying consolidated statements of operations when performance obligations identified under the terms of contracts with its customers were satisfied, which occurred upon the transfer of control of the merchandise in accordance with the contractual terms and conditions of the sale. Shipping to customers was accounted for as a fulfillment activity and was recorded within other selling, general and administrative expenses.

Direct-to-Consumer Sales

The Company’s revenue associated with its e-commerce jewelry operations and the Longaberger Brand (prior to the restructuring of the Company’s business model and operations in the Prior Year) was recognized within net sales in the accompanying consolidated statements of operations at the point in time when product is shipped to the customer. Shipping to customers was accounted for as a fulfillment activity and was recorded within other selling, general and administrative expenses.

Advertising Costs

All costs associated with production for the Company’s advertising, marketing, and promotion are expensed during the periods when the activities take place. All other advertising costs, such as print and online media, are expensed when the advertisement occurs. The Company incurred approximately $0.7 million and $1.0 million in advertising and marketing costs for the Current Year and Prior Year, respectively, which are included within other selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

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

Restricted stock awards and other stock awards are valued using the fair value of the Company’s stock at the date of grant, based on the quoted market price of the Company’s common shares on the NASDAQ Capital Market.

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

The Company applies the applicable FASB guidance on accounting for uncertainty in income taxes, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also addresses derecognition, classification, interest, and penalties related to uncertain tax positions. The Company has no unrecognized tax benefits as of December 31, 2024 and 2023. Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2020 through December 31, 2024.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company limits its credit risk with respect to cash and cash equivalents by maintaining such balances with high quality financial institutions. At times, the Company’s cash and cash equivalents may exceed federally insured limits. Concentrations of credit risk with respect to accounts receivable are not considered significant due to the collection history and due to the nature of the Company’s royalty revenues. Generally, the Company does not require collateral or other security to support accounts receivable.

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

Segment Reporting Information

The Company has a single reportable segment, which generates revenue from the design and licensing of branded apparel, jewelry, and similar consumer products. The Company derives revenue in North America and manages its business activities on a consolidated basis.

The Company’s chief operating decision maker, as such term is defined under U.S. GAAP, is its Chief Executive Officer. The accounting policies of the Company’s single reportable segment are the same as those for the Company as a whole.

The chief operating decision maker assesses performance for the single reportable segment and decides how to allocate resources based on net income that also is reported on the income statement as consolidated net income. The chief operating decision maker analyzes and reviews business performance based on available sales data from key licensees and quarterly sales and royalty reports provided by its licensees in addition to assessing the overall operating results on a monthly basis. The measure of segment assets is reported on the balance sheet as total consolidated assets, and, as the Company has a single reportable segment, the Company’s resources are applicable to the business as a whole. The Company does not have intra-entity sales or transfers.

Recently Adopted Accounting Pronouncements

The Company adopted the provisions of Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” during the year ended December 31, 2024. This ASU requires additional disclosures regarding reportable segments and significant segment expenses, but does not change how an entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The adoption of this new guidance did not have a significant impact on the Company’s results of operations, cash flows, or financial condition.

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

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires public business entities to disclose specified information about certain costs and expenses, including but not limited to purchases of inventory, employee compensation, depreciation, and intangible asset amortization, in a tabular format within the notes to their financial statements, as well as provide additional disclosures related to certain other specified expenses. The ASU may be applied on either a prospective or retrospective basis, and is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the ASU to determine its impact on the Company's disclosures.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

3. Investments in Unconsolidated Affiliates, Variable Interest Entities, and Divestitures

Investment in IM Topco, LLC

On May 31, 2022, Xcel sold 70% of the membership interests of IM Topco, LLC, a former subsidiary which holds the trademarks and other intellectual property rights relating to the Isaac Mizrahi Brand, to a subsidiary of WHP Global (“WHP”), a private equity-backed brand management and licensing company.

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

Based on these distribution provisions, the Company recognized an equity method loss related to its investment in IM Topco of $1.73 million and $2.06 million for the years ended December 31, 2024 and 2023, respectively. For cash flow earnings (i.e., net income before intangible asset amortization expense), management allocated the amounts based on the preferences outlined above. As such, Xcel recognized no cash-based earnings for all periods presented. For non-cash amortization expense, management allocated the amounts based on the relative ownership of each member (i.e., 70% WHP and 30% Xcel). The equity method loss for each period presented is equal to Xcel’s share of amortization expense.

Summarized financial information for IM Topco for the year ended December 31, 2023 is as follows. Comparable information for the year ended December 31, 2024 is not presented below as the Company’s investment in IM Topco was not considered significant to the Company as of and for the year ended December 31, 2024.

($ in thousands)
Revenues	$12,119
Gross profit	12,119
Loss from continuing operations	(1,036)
Net loss	(1,036)

In November 2023, the Company, WHP, and IM Topco entered into an amendment of the May 2022 membership purchase agreement, under which the parties agreed to waive a certain purchase price adjustment provision until the measurement period ending March 31, 2024 (see Note 9 for additional information). In exchange, Xcel agreed to make additional royalty payments to IM Topco totaling $0.45 million over the subsequent 11 months. As a result of this amendment, the Company recognized a $0.45 million increase to the carrying value basis of its equity method investment.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

During the Current Year, the Company recognized $9.96 million of other non-cash charges related to IM Topco, comprised of the following:

●	a $4.21 million non-cash charge to recognize a contingent obligation related to certain contractual provisions contained within the amended membership purchase agreement between Xcel and WHP (see Note 9 for details), which is presented as “Contingent reduction in equity ownership of IM Topco, LLC” within Other operating costs and expenses (income) in the consolidated statements of operations, and

●	a $5.75 million other-than-temporary impairment of the Company’s investment in IM Topco, stemming from a decline in the fair value of the investment as a result of decreases in IM Topco’s revenues and cash flows (which is presented as part of “Loss from equity method investments” within Other operating costs and expenses (income) in the consolidated statements of operations).

The carrying value of the Company’s investment in IM Topco was $10.11 million and $17.59 million as of December 31, 2024 and 2023, respectively.

Investment in Orme Live, Inc.

In December 2023, the Company contributed $0.15 million of cash to ORME in exchange for a 30% equity ownership interest in ORME. The Company accounts for its interest in the operations of ORME as a component of other operating costs and expenses (income) under the equity method of accounting.

The Company’s proportional share of the operating results of ORME was a loss of approximately $0.15 million in the Current Year and was not material in the Prior Year. The carrying value of the Company’s investment in ORME was $0 and $0.15 million as of December 31, 2024 and 2023, respectively.

During the Current Year, the Company’s proportional ownership interest in ORME was reduced from 30% to 19% as the result of dilution arising from other parties making investments in ORME; however, by that point, the carrying value of the Company’s investment in ORME had already been reduced to $0.

Longaberger Licensing, LLC Variable Interest Entity

Since 2019, Xcel has been party to a limited liability company agreement with a subsidiary of Hilco Global related to Longaberger Licensing, LLC (“LL”). Hilco Global is the sole Class A Member of LL, and Xcel is the sole Class B Member of LL (each individually a “Member”). Each Member holds a 50% equity ownership interest in LL; however, based on an analysis of the contractual terms and rights contained in the agreements between the Members, the Company has previously determined that under the applicable accounting standards, LL is a variable interest entity and the Company has effective control over LL. Therefore, as the primary beneficiary, the Company has consolidated LL since 2019, and has recognized the assets, liabilities, revenues, and expenses of LL as part of its consolidated financial statements, along with a noncontrolling interest which represents Hilco Global’s 50% ownership share in LL.

Sale of Investment in Unconsolidated Affiliate

The Company previously held a limited partner ownership interest in an unconsolidated affiliate, which was entered into in 2016. This investment did not have a readily determinable fair value and in accordance with ASC 820-10-35-59, the investment was valued at cost, less impairment, plus or minus observable price changes of an identical or similar investment of the same issuer. This investment was included within other assets on the Company’s consolidated balance sheet at December 31, 2022, at a carrying value of $0.1 million. During the Prior Year, the Company sold its ownership interest in this entity, and recognized a gain of $0.36 million related to the sale within other operating costs and expenses (income) on the consolidated statement of operations.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

Divestiture of the Lori Goldstein Brand

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

As consideration for the sale of these assets, the parties agreed to the following:

●	The LG Parties waived their rights with respect to certain contingent consideration amounts that had been previously earned by the LG Parties (under the terms of the April 1, 2021 purchase of the assets by Xcel), and terminated their rights to any future earn-out payments.

●	The Company retained the right to all royalties and fee income for net sales from licensees related to the Lori Goldstein Brand through the closing date.

●	The Company’s May 2, 2024 termination of the employment agreement and consulting agreement with the LG Parties was withdrawn. The Company paid the LG Parties a combined total of $25,000 as compensation for services rendered under the employment agreement and consulting agreement through June 30, 2024, and also reimbursed Ms. Goldstein for expenses incurred in the course of fulfilling her duties under the employment agreement through June 30, 2024.
●	The Company and the LG Parties entered into a mutual general release and waiver of outstanding legal disputes.

The total consideration received by the Company for this divestiture transaction was approximately $6.08 million, comprised of (i) the waiver of approximately $1.03 million of accrued earn-out payments earned by the LG Parties through June 30, 2024, plus (ii) the release of the remaining balance of approximately $5.05 million of contingent obligations recorded on the Company’s balance sheet. The remaining unamortized net book value of the Lori Goldstein intangible assets immediately prior to the sale was approximately $1.93 million, and the Company also incurred approximately $0.35 million of legal fees in connection with this transaction. Accordingly, the Company recorded a net non-cash gain on the divestiture of the Lori Goldstein Brand of approximately $3.80 million for the year ended December 31, 2024.

4.   Trademarks and Other Intangibles

Trademarks and other intangibles, net consist of the following:

	Weighted
	Average	December 31, 2024
	Amortization	Gross Carrying	Accumulated	Net Carrying
($ in thousands)	Period	Amount	Amortization	Amount
Trademarks (finite-lived)	15 years	58,580	23,852	34,728
Copyrights and other intellectual property	8 years	429	398	31
Total		$59,009	$24,250	$34,759

	Weighted
	Average	December 31, 2023
	Amortization	Gross Carrying	Accumulated	Net Carrying
($ in thousands)	Period	Amount	Amortization	Amount
Trademarks (finite-lived)	15 years	68,880	27,431	41,449
Copyrights and other intellectual property	8 years	429	358	71
Total		$69,309	$27,789	$41,520

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

Amortization expense for intangible assets was approximately $4.83 million and $6.14 million for the Current Year and Prior Year, respectively.

Estimated future amortization expense related to finite-lived intangible assets over the remaining useful lives is as follows:

($ in thousands)	Amortization
Year Ending December 31,	Expense
2025	$3,531
2026	3,506
2027	3,503
2028	3,503
2029	3,503
Thereafter (through 2036)	17,213
Total	$34,759

5.   Significant Contracts

Qurate Agreements

Through its wholly owned subsidiaries, the Company has entered into direct-to-retail license agreements with Qurate Retail Group (“Qurate”), collectively referred to as the Qurate Agreements (individually, each a “Qurate Agreement”), pursuant to which the Company designs, and Qurate sources and sells, various products under the C Wonder Brand, the CB Brand, the LB Brand, and the Longaberger Brand. The Company was also previously party to similar agreements with Qurate related to the IsaacMizrahiLIVE brand and the Judith Ripka brand, and the LOGO by Lori Goldstein brand. Qurate owns the rights to all designs produced under these agreements, and the agreements include the sale of products across various categories through Qurate’s television media (including QVC and HSN) and related internet sites.

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

Agreement	Current Term Expiry	Automatic Renewal	Product Launch
C Wonder Qurate Agreement (HSN)	December 31, 2026	two-year period	March 2023
TowerHill by Christie Brinkley Qurate Agreement (HSN)	May 30, 2027	three-year period	May 2024
LB70 by Lloyd Boston Qurate Agreement (HSN)	December 31, 2025	two-year period	August 2024
Longaberger Qurate Agreement (QVC)	October 31, 2025	two-year period	November 2019

●	On June 30, 2024, in connection with the divestiture of the Lori Goldstein Brand (see Note 3), the agreement with Qurate related to the LOGO by Lori Goldstein brand was assigned to assumed by the counterparties to the divestiture transaction.
●	On August 30, 2022, Qurate and Xcel amended the licensing agreement for the Judith Ripka brand to terminate the license period effective December 31, 2021. Effective January 1, 2022, the agreement entered a sell-off period, under which Qurate was allowed to continue to license the Ripka Brand on a non-exclusive basis for as long as necessary to sell off any of its remaining inventory. The sell-off period ended in 2023.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

●	On May 31, 2022, in connection with the sale of a majority interest in the Isaac Mizrahi Brand to WHP (see Note 3), the Qurate Agreement related to the IsaacMizrahiLIVE brand was assigned to IM Topco, LLC.

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

Net licensing revenue from Qurate totaled $3.7 million and $6.0 million for the Current Year and Prior Year, respectively, representing approximately 44% and 34% of the Company’s total net revenue, respectively. As of December 31, 2024 and 2023, the Company had receivables from Qurate of $0.40 million and $1.28 million, representing approximately 18% and 37% of the Company’s accounts receivable, respectively. The December 31, 2024 and 2023 Qurate receivables did not include any earned revenue accrued but not yet billed as of the respective balance sheet dates.

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

As a result of the upfront cash payment and guaranteed minimum royalties discussed above, the Company has recognized $3.56 million and $4.44 million of deferred revenue contract liabilities on its consolidated balance sheet as of December 31, 2024 and 2023, respectively. As of December 31, 2023, approximately $0.89 million of the contract liability balance was classified as a current liability and approximately $3.55 million was classified as a long-term liability. As of December 31, 2024, approximately $0.89 million of the contract liability balance was classified as a current liability and approximately $2.67 million was classified as a long-term liability; the balance of the deferred revenue contract liabilities will be recognized ratably as revenue over the next 4.0 years.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

Net licensing revenue recognized from the Halston Master License was $2.54 million and $1.60 million for the Current Year and Prior Year, respectively, representing approximately 31% and 9% of the Company’s total net revenue, respectively.

JTV / America’s Collectibles Network, Inc.

The Company has a license agreement with America’s Collectibles Network, Inc. (d/b/a JTV) (“JTV”) that obligates JTV to pay the Company royalties based on product sales of Judith Ripka Brand merchandise. In addition, the Company has outstanding receivables from prior product sales of fine jewelry made to JTV. As of December 31, 2024 and 2023, the Company had receivables from JTV of $1.06 million and $1.37 million, respectively, representing approximately 45% and 40% of the Company’s total net accounts receivable, respectively.

6.   Debt

The Company’s net carrying amount of debt was comprised of the following:

	December 31,	December 31,
($ in thousands)	2024	2023
Term loan debt	$7,950	$5,000
Unamortized deferred finance costs and other reductions to carrying value	(1,381)	(279)
Total	6,569	4,721
Current portion of debt	—	750
Long-term debt	$6,569	$3,971

For the Current Year and Prior Year, the Company incurred interest expense of approximately $0.6 million and $0.1 million, respectively, related to term loan debt. The effective interest rate related to term loan debt was approximately 11.9% and 11.6% for the Current Year and Prior Year, respectively.

Previous Term Loan Debt (October 19, 2023 through December 11, 2024)

On October 19, 2023, H Halston IP, LLC (the “Borrower”), a wholly owned indirect subsidiary of Xcel Brands, Inc., entered into a term loan agreement with Israel Discount Bank of New York (“IDB”). Pursuant to this loan agreement, IDB made a term loan to the Company in the aggregate amount of $5.0 million. The proceeds of this term loan were used to pay fees, costs, and expenses incurred in connection with entering into the loan agreement, and may be used for working capital purposes. Such costs incurred in connection with the borrowing included a commitment fee paid to IDB, plus various legal and other fees. These fees and costs totaling $0.30 million were deferred on the Company’s balance sheet as a reduction of the carrying value of the term loan debt, and were being amortized to interest expense over the term of the debt using the effective interest method.

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

The term loan was to mature on October 19, 2028. Principal on the term loan was payable in quarterly installments of $250,000 on each of January 2, April 1, July 1, and October 1 of each year, commencing on April 1, 2024. The Borrower had the right to prepay all or any portion of the term loan at any time without penalty.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

Interest on the October 2023 term loan accrued at “Term SOFR” (as defined in the loan agreement as the forward-looking term rate based on secured overnight financing rate as administered by the Federal Reserve Bank of New York for an interest period equal to one month on the day that is two U.S. Government Securities Business Days prior to the first day of each calendar month) plus 4.25% per annum. Interest on the term loan was payable on the first day of each calendar month.

The October 2023 term loan agreement contained customary covenants, including reporting requirements, trademark preservation, and certain financial covenants including annual guaranteed minimum royalty ratio, annual fixed charge coverage ratio, and minimum cash balance levels, all as specified and defined in the loan agreement. The Company was in compliance with all applicable covenants under the loan agreement as of and for all periods presented in the financial statements.

In addition, on October 19, 2023, the Borrower also entered into a swap agreement with IDB, pursuant to which IDB agreed to pay the Borrower Term SOFR plus 4.25% per annum on the notional amount of the swap in exchange for the Borrower paying IDB 9.46% per annum on such notional amount. The term and declining notional amount of the swap agreement was aligned with the amortization of the October 2023 term loan principal amount.

New Term Loan Debt

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

The aggregate future principal payments under the Term Loans are as follows:

Amount of
($ in thousands)	Principal
Year Ending December 31,	Payment
2025	$—
2026	1,000
2027	1,000
2028	8,000
Total	$10,000

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

In connection with entering into the Terms Loans, the Company incurred loan origination fees, plus various legal and other fees. These fees and costs totaling $0.92 million were deferred on the Company’s balance sheet as a reduction of the carrying value of the term loan debt.

Also in connection with entering into the Terms Loans, the Company issued warrants to the lenders to purchase an aggregate of 145,664 shares of the Company’s common stock. These warrants have an exercise price of $6.32 per share, are immediately exercisable, and expire on December 12, 2034. In accordance with applicable GAAP, the Company allocated the value of the total proceeds of $10.0 million between the term loan debt and the warrants, based on the relative fair values of each. The fair value of the term loan debt was determined using a net present value calculation, while the fair value of the warrants was determined using a Black-Scholes option pricing model. As a result, the Company recognized a $0.48 million increase to stockholders’ equity as additional paid-in capital for the allocated fair value of the warrants, and an offsetting decrease to the net carrying value of the term loan debt.

These reductions to the carrying value of the term loan debt totaling $1.40 million are being amortized to interest expense over the term of the debt using the effective interest method.

The loan agreement also requires that the Company pay an exit fee of $175,000 for the ratable benefit of the Term Loan A lenders and an exit fee of $375,000 for the ratable benefit of the Term Loan B lenders upon the maturity or full payment of the Term Loans. The Company is accruing the cost of these exit fees over the term of the related debt.

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

As a result of the debt refinancing transaction on December 12, 2024 as described above, the Company recognized a loss on extinguishment of debt of approximately $0.3 million (primarily comprised of the write-off of $0.2 million of remaining unamortized deferred finance costs related to the October 2023 IDB term loan debt, and $0.1 million paid to exit the interest rate swap agreement with IDB) during the Current Year.

The Company subsequently refinanced its term loan debt again in April 2025; see Note 12 for additional information.

7.   Stockholders’ Equity

The Company has authority to issue up to 51,000,000 shares, consisting of 50,000,000 shares of common stock and 1,000,000 shares of preferred stock.

Public Offering and Private Placement Transactions

On March 15, 2024, the Company entered into an underwriting agreement with Craig-Hallum Capital Group LLC (the “Representative”), as the representative of the underwriters, relating to a firm commitment underwritten public offering (the “Offering”) of 328,427 shares of the Company’s common stock at a price to the public of $6.50 per share.

The closing of the Offering occurred on March 19, 2024. The net proceeds to the Company from the sale of the shares, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company, were approximately $1.7 million.

Upon closing of the Offering, the Company issued the Representative certain warrants to purchase up to 18,293 shares of common stock (the “Representative’s Warrants”) as compensation, which amount was offset against the proceeds received.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

The Representative’s Warrants became exercisable on September 15, 2024 (180 days after the closing), and have an exercise price of $8.13.

In connection with the Offering, on March 14, 2024, the Company entered into subscription agreements with each of Robert W. D’Loren, Chairman and Chief Executive Officer of the Company; an affiliate of Mark DiSanto, a director of the Company; and Seth Burroughs, Executive Vice President of Business Development and Treasury of the Company to purchase 13,258, 13,258, and 2,946 shares, respectively (collectively, the “Private Placement Shares”), at a price of $9.80 per Private Placement Share. The total number of Private Placement Shares purchased was 29,462. Net proceeds after payment of agent fees to the Representative were approximately $0.3 million. The purchase of the Private Placement Shares closed concurrently with the Offering.

The aggregate number of shares of common stock issued from the Offering and the Private Placement was 357,889 shares and the total net proceeds received was approximately $1.9 million.

Equity Incentive Plans

The Company’s 2021 Equity Incentive Plan (the “2021 Plan”) is designed and utilized to enable the Company to provide its employees, officers, directors, consultants, and others whose past, present, and/or potential contributions to the Company have been, are, or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company. A total of 400,000 shares of common stock are eligible for issuance under the 2021 Plan. The 2021 Plan provides for the grant of any or all of the following types of awards: stock options (incentive or non-qualified), restricted stock, restricted stock units, performance awards, or cash awards. The 2021 Plan is administered by the Company’s Board of Directors, or, at the Board’s discretion, a committee of the Board.

In addition, stock-based awards (including options, warrants, and restricted stock) previously granted under the Company’s 2011 Equity Incentive Plan (the “2011 Plan”) remain outstanding and shares of common stock may be issued to satisfy options or warrants previously granted under the 2011 Plan, although no new awards may be granted under the 2011 Plan.

Stock-Based Compensation

Total expense recognized for all forms of stock-based compensation was approximately $0.47 million and $0.22 million in the Current Year and Prior Year, respectively.

Of the Current Year expense amount, approximately $0.23 million related to employees and approximately $0.24 million related to directors and consultants; all of this expense was recorded as a direct operating cost in the accompanying statement of operations. Of the Prior Year expense amount, approximately $0.02 million related to employees and approximately $0.20 million related to directors and consultants; all of this expense was recorded as a direct operating cost in the accompanying statement of operations.

Stock Options

Options granted under the Company’s equity incentive plans expire at various times – generally either five or ten years from the date of grant, depending on the particular grant.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

A summary of the Company’s stock option activity for the Current Year is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding at January 1, 2024	514,854	$20.27	4.26	$—
Granted	10,000	8.50
Exercised	—	—
Expired/Forfeited	(52,462)	29.35
Outstanding at December 31, 2024, and expected to vest	472,392	$19.01	3.65	$—
Exercisable at December 31, 2024	97,392	$27.22	1.26	$—

Current Year stock option grants were as follows:

On April 3, 2024, the Company granted options to purchase an aggregate of 10,000 shares of common stock to non-management directors. The exercise price of the options is $8.50 per share, and 50% of the options vest on each of April 3, 2025 and April 3, 2026.

Prior Year stock option grants were as follows:

In April 2023, the Company granted options to purchase an aggregate of 10,000 shares of common stock to a key individual. The exercise price of the options is $15.00 per share, and the vesting of such options is dependent upon the achievement of certain revenue targets. None of these options were vested as of December 31, 2023.

On August 23, 2023, the Company granted options to purchase an aggregate of 10,000 shares of common stock to non-management directors. The exercise price of the options is $15.10 per share; 50% of the options vested on April 1, 2024 and the remaining 50% vests April 1, 2025.

The fair values of the options granted were estimated at the respective dates of grant using the Black-Scholes option pricing model with the following range of assumptions:

	Year Ended December 31,
	2024	2023
Expected Volatility	78%	89 – 90%
Expected Dividend Yield	—%	—%
Expected Life (Term, in years)	3.25	2.75 – 10
Risk-Free Interest Rate	4.46%	4.0 – 4.7%

Compensation expense related to stock options for the Current Year and Prior Year was approximately $0.08 million and $0.09 million, respectively. Total unrecognized compensation expense related to unvested stock options (excluding stock options with performance-based vesting) at December 31, 2024 amounts to approximately $0.04 million and is expected to be recognized over a weighted average period of 0.94 years.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

Of the total stock options outstanding at December 31, 2024, the vesting of 350,000 options is contingent upon the Company’s common stock achieving certain target prices as follows:

Target Prices	Number of Options Vesting
$30.00	100,000
$50.00	85,000
$70.00	70,000
$90.00	55,000
$110.00	40,000

As of December 31, 2024, none of these 350,000 performance-based stock options have vested, and no compensation expense has been recorded related to such options.

The following table summarizes the Company’s stock option activity for non-vested options for the Current Year:

		Weighted
		Average
	Number of	Grant Date
	Options	Fair Value
Balance at January 1, 2024	375,000	$0.37
Granted	10,000	4.72
Vested	(10,000)	9.02
Forfeited or Canceled	—	—
Balance at December 31, 2024	375,000	$0.24

Stock Awards

A summary of the Company’s restricted stock activity for the Current Year is as follows:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2024	33,333	$36.81
Granted	30,770	8.45
Vested	(28,770)	8.94
Expired/Forfeited	—	—
Outstanding at December 31, 2024	35,333	$34.80

Current Year stock award grants were as follows:

On January 12, 2024, the Company issued 7,800 shares of common stock to a consultant, which vested immediately.

On April 3, 2024, the Company issued an aggregate of 4,000 shares of common stock to non-management directors, of which 50% vests on each of April 3, 2025 and April 3, 2026.

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

The shares of common stock are issued on the last day of each month, and the number of shares issuable for a month to Mr. D’Loren and Mr. Burroughs is determined by dividing 40% of executive officer’s pro-rated Base Salary for such month by the closing sale price of the Company’s common stock on the last trading day of such month. Each of Mr. D’Loren and Mr. Burroughs are permitted to pay the withholding tax through the exchange of a portion of the shares. As a result of these amendments, the Company issued an aggregate of 17,502 shares of common stock (net of shares exchanged for withholding taxes) to executives for the Current Year.

On August 2, 2024, the Company issued 1,468 shares of common stock to a member of management, which vested immediately.

Prior Year stock award grants were as follows:

On January 1, 2023, the Company issued 833 shares of common stock to a consultant, which vested immediately.

On April 17, 2023, the Company issued 833 shares of common stock to a consultant, which vested immediately.

On May 15, 2023, the Company issued 5,000 shares of common stock to a consultant, which vested immediately.

On July 20, 2023, the Company issued 730 shares of common stock to an employee, which vested immediately.

On August 23, 2023, the Company issued an aggregate of 4,000 shares of common stock to non-management directors, of which 50% vests on each of April 1, 2024 and April 1, 2025.

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

Total compensation expense related to stock awards for the Current Year and Prior Year (inclusive of the amounts detailed above) was approximately $0.39 million and $0.12 million, respectively. Total unrecognized compensation expense related to unvested restricted stock grants at December 31, 2024 amounts to $0.03 million and is expected to be recognized over a weighted average period of 0.95 years.

The following table provides information with respect to restricted stock purchased and retired by the Company during the Current Year:

			Number of
			Shares
			Purchased as
			Part of
	Total Number	Actual	Publicly	Fair value of
	of Shares	Price Paid	Announced	Re-Purchased
Date	Purchased	per Share	Plan	Shares
July 31, 2024 (i)	1,344	$7.20	—	$9,680
August 31, 2024 (i)	2,760	7.03	—	19,411
September 30, 2024 (i)	2,594	7.48	—	19,411
October 31, 2024(i)	2,458	7.89	—	19,411
November 31, 2024 (i)	2,824	6.87	—	19,411
December 31, 2024 (i)	3,768	5.15	—	19,411
Total 2024	15,748	$6.78	—	$106,735

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(i)	The shares were exchanged from employees in connection with the income tax withholding obligations on behalf of such employees from the receipt of stock awards. The 2011 Plan and 2021 Plan allow for award holders to surrender vested shares to cover withholding tax liabilities.

The Company did not repurchase any shares of common stock during the year ended December 31, 2023.

Restricted Stock Units

There were no restricted stock units outstanding as of December 31, 2024 and 2023, and no restricted stock units have been issued since the inception of the 2021 Plan.

Shares Reserved for Issuance

At December 31, 2024, there were 1,016,306 shares of common stock reserved for issuance, including 423,392 shares reserved pursuant to unexercised stock options previously granted under the 2011 Plan, 49,000 shares reserved pursuant to unexercised stock options granted under the 2021 Plan, and 279,957 shares available for issuance (future award grants) under the 2021 Plan. Also included in the aforementioned total shares reserved for issuance were 263,957 shares reserved pursuant to unexercised warrants issued through various corporate transactions, as described further below.

Warrants

Warrants granted by the Company expire at various times – generally either five or ten years from the date of grant, depending on the particular grant.

A summary of the Company’s warrant activity for the Current Year is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	(in Years)	Value
Outstanding and exercisable at January 1, 2024	111,606	$16.71	8.46	$—
Issued	163,957	6.52
Exercised	—	—
Expired/Forfeited	(11,606)	31.46
Outstanding at December 31, 2024	263,957	$9.73	8.96	$—
Exercisable at December 31, 2024	163,957	$6.52	9.31	$—

Warrants issued during the Current Year include (i) warrants to purchase up to 18,293 shares of common stock issued in connection with the March 19, 2024 Offering (see “Public Offering and Private Placement Transactions” above) and (ii) warrants to purchase up to 145,664 shares of common stock issued in connection with the December 12, 2024 debt refinancing transaction (see Note 6). There was no compensation expense recognized during the Current Year related to these warrants.

In the Prior Year, in connection with the entrance into the Halston Master License (see Note 5), the Company issued to G-III a ten-year warrant to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $15.00 per share, which vests based upon certain annual royalty targets being satisfied under the license agreement. The fair value of this warrant is being recognized as a reduction of revenue over the term of the related license agreement, with an offsetting increase to stockholders’ equity as additional paid-in capital. The amount of contra-revenue recorded related to this warrant during the Current Year and Prior Year was approximately $0.04 million and $0.03 million, respectively. As of December 31, 2024, no portion of this warrant had vested.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

Dividends

The Company has not paid any dividends to date.

8. Earnings (Loss) Per Share

The following table is a reconciliation of the numerator and denominator of the basic and diluted net loss per share computations for the years ended December 31, 2024 and 2023:

	Year Ended
	December 31,
	2024	2023
Numerator:
Net loss attributable to Xcel Brands, Inc. stockholders (in thousands)	$(22,395)	$(21,052)

Denominator:
Basic weighted average number of shares outstanding	2,275,332	1,971,072
Add: Effect of warrants	—	—
Add: Effect of stock options	—	—
Diluted weighted average number of shares outstanding	2,275,332	1,971,072

Basic net income (loss) per share	$(9.84)	$(10.68)
Diluted net income (loss) per share	$(9.84)	$(10.68)

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

The computation of basic and diluted loss per share excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Year Ended
	December 31,
	2024	2023
Stock options	472,392	514,854
Warrants	263,957	111,606
Total	736,349	626,460

9.   Commitments and Contingencies

Leases

The Company is party to operating leases for real estate, and for certain equipment and storage space with a term of 12 months or less. The Company is currently not a party to any finance leases. As of December 31, 2024, the Company’s real estate leases have a weighted-average remaining lease term of approximately 4.68 years, and the lease liabilities are measured using a weighted-average discount rate of 7.85%.

1333 Broadway Lease

The Company has an operating lease for approximately 29,600 square feet of office space at 1333 Broadway, 10th floor, New York, New York, which commenced on March 1, 2016 and expires on October 30, 2027. The average annual fixed

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

rent over the term of this lease is approximately $1.3 million per year, and the lease requires the Company to pay additional rents related to increases in certain taxes and other costs on the property.

On January 26, 2024, the Company (as sublessor) entered into an agreement for the sublease of the offices located at 1333 Broadway to a third-party subtenant through October 30, 2027. The average annual fixed rent over the term of the sublease is approximately $0.8 million per year. As a result of entering into the sublease, the Company recognized non-cash impairment charges of approximately $3.1 million during the Current Year related to the right-of-use asset. Also in connection with entering into the sublease, the Company recognized a non-cash impairment charge of approximately $0.4 million during the Current Year related to leasehold improvement assets at this location.

As of December 31, 2024, this lease had a remaining lease term of approximately 2.83 years.

550 Seventh Avenue Lease

Effective February 29, 2024, the Company entered into an operating lease for new corporate offices located at 550 Seventh Avenue, 11th floor, New York, New York. This lease commenced in April 2024 and expires in April 2031. The average annual lease cost over the term of this lease is approximately $0.5 million per year.

Upon commencement of the lease during the Current Year, the Company recognized a right-of-use asset and corresponding lease liability related to this lease of approximately $2.6 million; the discount rate used for the measurement of this right-of-use asset and lease liability was based on the Company’s incremental borrowing rate of 9.60%.

As of December 31, 2024, this lease had a remaining minimum lease term of approximately 7.33 years.

Westchester Lease

The Company previously leased approximately 1,300 square feet of retail space for its former retail store location in Westchester, New York, which was closed in 2022. In the Prior Year, the Company successfully negotiated a settlement with the lessor resulting in the termination of this lease, and recognized a gain related to the settlement of $0.4 million within other operating costs and expenses (income) in the consolidated statement of operations.

Summary Lease Information

For the years ended December 31, 2024 and 2023, total lease expense included in selling, general and administrative expenses on the Company's consolidated statements of operations was approximately $0.9 million and $1.6 million, respectively, and was comprised of the following:

($ in thousands)	2024	2023
Operating lease cost	$1,205	$1,337
Short-term lease cost	98	62
Variable lease cost	247	233
Sublease income	(671)	—
Total lease cost	$879	$1,632

Cash paid for amounts included in the measurement of operating lease liabilities was $1.6 million in each of the Current Year and Prior Year. Cash received from subleasing in the Current Year was $0.5 million.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

As of December 31, 2024, the maturities of lease liabilities were as follows:

Amount
Year	(in thousands)
2025	$1,926
2026	2,060
2027	1,841
2028	570
2029	585
Thereafter	1,420
Total lease payments	8,402
Less: Discount	1,592
Present value of lease liabilities	6,810
Current portion of lease liabilities	1,513
Non-current portion of lease liabilities	$5,297

Employment Agreements

The Company has employment contracts with certain executives. The total future minimum payments due under these contracts for the remainder of their current terms is $2.14 million, which will be paid during the year ending December 31, 2025.

In addition, the Company’s employment contracts with certain executives contain performance-based bonus provisions, which include bonuses based on the Company achieving revenues in excess of established targets and/or on operating results.

Certain of the employment agreements contain severance and/or change in control provisions. Aggregate potential severance compensation amounted to approximately $2.84 million as of December 31, 2024.

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

During the year ended December 31, 2024 the Company paid approximately $0.3 million of the $1.0 million earned. As a result of the June 30, 2024 divestiture of the Lori Goldstein brand (as described in Note 3), the seller waived their rights with respect to the Lori Goldstein Earn-Out amounts that had been previously earned and had not yet been paid, and terminated their rights to any future payments under the Lori Goldstein Earn-Out. As a result, the Company de-recognized approximately $1.03 million of accrued Lori Goldstein Earn-Out payments and the remaining balance of approximately $5.05 million of contingent obligations recorded on the Company’s balance sheet. As of December 31, 2024, there are no liability amounts remaining on the Company’s consolidated balance sheet related to the Lori Goldstein Earn-Out.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

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

On April 12, 2024, this agreement was further amended such that the purchase price adjustment provision within the membership purchase agreement was waived until the measurement period ending September 30, 2025. This amendment also provided that if (i) IM Topco royalties are less than $13.5 million for the twelve-month period ending March 31, 2025 or (ii) IM Topco royalties are less than $18.0 million for the year ending December 31, 2025 or (iii) Xcel fails to make certain payments to IM Topco under the terms of the license agreement between Xcel and IM Topco (see Note 11) on or before January 30, 2025, then Xcel shall transfer equity interests in IM Topco to WHP equal to 12.5% of the total outstanding equity interests of IM Topco, such that Xcel’s ownership interest in IM Topco would decrease from 30% to 17.5%, and WHP’s ownership interest in IM Topco would increase from 70% to 82.5%.

Prior to the Current Year, no amount was recorded on the Company’s consolidated balance sheets related to this contingent obligation.

During the Current Year, management concluded that, based on current trends in and projections of IM Topco’s royalty revenues as well as the Company’s decision to not make the remaining royalty payments to IM Topco, it was virtually certain that the Company would be required to make such transfer of equity interests to WHP in 2025. As such, the Company estimated and recorded a contingent obligation of $4.21 million in the accompanying consolidated balance sheets, and recognized a corresponding non-cash charge in the consolidated statements of operations for the Current Year.

Legal Proceedings

From time to time, the Company becomes involved in legal claims and litigation in the ordinary course of business. The Company routinely assesses all its litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.

In the opinion of management, based on consultations with legal counsel, the disposition of litigation pending against the Company as of December 31, 2024 is unlikely to have, individually or in the aggregate, a materially adverse effect on the Company’s business, financial position, results of operations, or cash flows.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

10.   Income Taxes

The provision for income taxes in the consolidated statements of operations consists of the following:

	Years Ended December 31,
($ in thousands)	2024	2023
Current:
Federal	$21	$22
State and local	199	83
Total current	220	105

Deferred:
Federal	—	727
State and local	—	380
Total deferred	—	1,107

Total provision	$220	$1,212

The reconciliation of the federal statutory income tax rate to the Company’s effective tax rate reflected in the income tax provision shown in the consolidated statements of operations is as follows:

	Years Ended December 31,
	2024	2023
U.S. statutory federal rate	21.00%	21.00%
State and local rate, net of federal tax benefit	7.34	6.36
Stock compensation	(0.02)	(0.14)
Excess compensation deduction		(0.27)
Federal true-ups	(0.61)	0.18
Life insurance	(0.10)	(0.12)
Change in valuation allowance	(28.60)	(33.16)
Income tax provision	(0.99)%	(6.15)%

The significant components of net deferred tax assets (liabilities) of the Company consist of the following:

	December 31,
($ in thousands)	2024	2023
Deferred tax assets
Federal, state and local net operating loss carryforwards	$12,847	$8,127
Stock-based compensation	594	712
Accrued compensation and other accrued expenses	958	451
Allowance for doubtful accounts	—	231
Basis difference arising from discounted note payable	—	11
Charitable contribution carryover	1	1
Property and equipment	273	169
Interest expense	176	31
Total deferred tax assets	14,849	9,733
Valuation allowance	(12,881)	(6,537)
Total deferred tax assets, net of valuation allowance	1,968	3,196

Deferred tax liabilities
Basis difference arising from intangible assets of acquisition	(1,968)	(3,196)
Total deferred tax liabilities	(1,968)	(3,196)

Net deferred tax assets	$—	$—

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

As of December 31, 2024 and 2023, the Company had approximately $44.4 million and $28.6 million, respectively, of federal net operating loss carryforwards ("NOLs") available to offset future taxable income. The NOL as of December 31, 2017 of $0.3 million has an expiration period through 2037. The NOLs generated during tax years beginning after December 31, 2017 of $44.1 million have an indefinite life and do not expire.

As of December 31, 2024 and 2023, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its consolidated financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its consolidated financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

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

In April 2024, the services agreement was further amended to set the service fees at $150,000 per year beginning with the fiscal year ending December 31, 2024. In addition, under the April 2024 amendment, IM Topco is required to prepay the service fees for the year ending December 31, 2025; as of December 31, 2024, IM Topco has prepaid $62,500 of such service fees.

The Company recognized service fee income related to this agreement of $150,000 for each of the years ended December 31, 2024 and 2023.

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

In November 2023, the Company, WHP, and IM Topco entered into an amendment of the May 2022 membership purchase agreement, under Xcel agreed to make additional royalty payments to IM Topco totaling $450,000 the following 11 months. As a result of this amendment, the Company recognized a $450,000 increase to the carrying value basis of its equity method investment in IM Topco and a corresponding increase in current liabilities. The Company paid $75,000 of the additional royalty payments to IM Topco during the year ended December 31, 2023, and paid $237,500 during the year ended December 31, 2024. As of December 31, 2024, the remaining payments due totaled $137,500, and are reflected with accounts payable, accrued expenses and other current liabilities in the consolidated balance sheet. As of the date of this Annual Report on Form 10-K, this amount has not been paid to IM Topco.

Public Offering and Private Placement Transactions

In connection with the Offering of 328,427 shares of the Company’s common stock at a price to the public of $6.50 per share which was consummated on March 19, 2024 (see Note 7 for additional details), Robert W. D’Loren, Chairman and Chief Executive Officer of the Company; an affiliate of Mark DiSanto, a director of the Company; and Seth Burroughs, Executive Vice President of Business Development and Treasury of the Company, purchased 14,625, 14,625, and 3,250 shares, respectively, at $6.50 per share, the same price at which the shares were sold to other purchasers in the Offering.

Also in connection with the Offering, on March 14, 2024, the Company entered into subscription agreements with each of Mr. D’Loren, Mr. DiSanto, and Mr. Burroughs to purchase 13,258, 13,258, and 2,946 shares, respectively (collectively, the “Private Placement Shares”), at a price of $9.80 per Private Placement Share. The total number of Private Placement Shares purchased was 29,462. Net proceeds after payment of agent fees to the Representative were approximately $0.3 million. The purchase of the Private Placement Shares closed concurrently with the Offering.

Debt Refinancing

In connection with the December 2024 refinancing of the Company’s term loan debt (see Note 6 for additional details), IPX Capital, LLC (“IPX”), a company controlled by Mr. D’Loren, made a $250,000 advance to one of the Company’s subsidiaries, of which $200,000 was repaid to IPX upon the closing of the debt refinancing transaction. Additionally, IPX purchased a 12.5% undivided, last-out, subordinated participation interest in a portion of the new term loan debt for a purchase price of $500,000, and received a pro rata share of warrants received by the Term B Lenders to purchase shares of the Company’s common stock.

Guarantee

In October 2024, in connection with a required increase to a standby letter of credit associated with the Company’s real estate lease for offices located at 1333 Broadway (see Note 9), Mr. D’Loren provided a personal guarantee to the financial institution providing such letter of credit, in order to satisfy a portion of the associated collateral requirements for the letter of credit.

ORME

On December 4, 2023, the Company acquired a noncontrolling equity ownership interest in ORME, a short-form video and social commerce marketplace, for a purchase price of $150,000. ORME licenses the technology utilized by its marketplace from KonnectBio Inc., in which Robert W. D’Loren, the Company’s Chairman of the Board, Chief Executive Officer, and President, owns an approximate 20% noncontrolling interest.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

12.Subsequent Events

IM Topco Equity Transfer Event

On January 31, 2025, in accordance with the terms of the amended membership purchase agreement between Xcel and WHP (see Note 9 for additional details), WHP became contractually entitled to receive from Xcel equity interests in IM Topco equal to 12.5% of the total outstanding equity interests of IM Topco. On April 15, 2025, such equity interests were transferred to WHP.

Shares Issued to Executives

On January 31, 2025, the Company issued an aggregate of 4,582 shares of common stock to executives, in accordance with the terms of the amended employment agreements with Mr. D’Loren and Mr. Burroughs (see Note 7 for details).

On February 28, 2025, the Company issued an aggregate of 6,854 shares of common stock to executives, in accordance with the terms of the amended employment agreements with Mr. D’Loren and Mr. Burroughs (see Note 7 for details).

On March 31, 2025, the Company issued an aggregate of 6,874 shares of common stock to executives, in accordance with the terms of the amended employment agreements with Mr. D’Loren and Mr. Burroughs (see Note 7 for details).

On April 30, 2025, the Company issued an aggregate of 8,917 shares of common stock to executives, in accordance with the terms of the amended employment agreements with Mr. D’Loren and Mr. Burroughs (see Note 7 for details).

Reverse Stock Split

At a special meeting of the Company’s stockholders on March 12, 2025, the stockholders approved a proposal granting the Company’s Board of Directors the discretion to effect a reverse stock split of the Company’s issued and outstanding common stock at a ratio in the range of 1-for-2 to 1-for-10, with such ratio to be determined by the Chairman of the Company’s Board of Directors. Following the special meeting, the Chairman of the Company’s Board of Directors approved a final split ratio of 1-for-10 (the “Reverse Stock Split”).

Subsequently, the Company filed with the Delaware Secretary of State a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, which became effective at 5:00 p.m. on March 24, 2025, to effect such Reverse Stock Split. As a result of the Reverse Stock Split, every ten (10) shares (the “Reverse Stock Split Number”) of issued and outstanding Common Stock was automatically combined into one (1) issued and outstanding share of common stock, without any change in the par value per share. No fractional shares were issued as a result of the Reverse Stock Split. Instead, stockholders who otherwise would have been entitled to receive fractional shares were entitled to receive a cash payment (without interest and subject to applicable withholding taxes) in lieu of such fractional shares equal to the fraction of a share of common stock to which such stockholder would otherwise be entitled multiplied by (i) the closing price per share of the common stock on the Nasdaq Capital Market at the close of business on the trading day preceding the date of the Certificate of Amendment, multiplied by (ii) the Reverse Stock Split Number. The aggregate number of fractional shares resulting from the Reverse Stock Split was 1,120 shares of common stock (or 112 shares on a pre-Reverse Stock Split basis); the aggregate cash payments made to stockholders in lieu of fractional shares was less than $1,000. Immediately prior to the Reverse Stock Split there were 23,796,200 shares of common stock outstanding; immediately following the Reverse Stock Split there were 2,379,508 shares of common stock outstanding.

The shares of common stock underlying the Company’s outstanding stock options and warrants were also proportionately adjusted along with corresponding adjustments to their exercise prices.

All share and per share amounts presented in these consolidated financial statements and accompanying notes, including but not limited to shares issued and outstanding, earnings/(loss) per share, and warrants and options, as well as the dollar

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

amounts of common stock and paid-in capital, have been retroactively adjusted for all periods presented in order to reflect this change in capital structure.

April 2025 Debt Refinancing

On April 21, 2025, the Company and its lenders and FEAC Agent, LLC entered into an amendment of the December 12, 2024 loan and security agreement, which provided for $1.5 million repayment of the $3.95 million Term Loan A and an additional Term Loan B in the amount of $5.12 million. The term loans outstanding after giving effect to the April 21, 2025 amendment and the application of the proceeds of the additional Term Loan B are as follows: (1) Term Loan A in the amount of $2.45 million, (2) Term Loan B in the amount of $9.12 million, and (3) Delayed Draw Term Loan in the amount of $2.05 million. The proceeds from the additional Term Loan B were used to repay a portion of Term Loan A, as well as to pay fees, costs, and expenses incurred in connection with entering into the April 21, 2025 amendment, and the balance will be used for working capital purposes.

Within 30 days after April 21, 2025, the outstanding principal amount of the Term Loan A shall be repaid, on a pro rata basis in an aggregate amount equal to $500,000.  Principal on the Term Loan A is payable on a pro rata basis in quarterly installments of $250,000 on each of March 31, June 30, September 30, and December 31 of each year, commencing on March 31, 2026, with the unpaid balance due on the maturity date of December 12, 2028.  Principal on the Term Loan B is payable on the maturity date of December 12, 2028.

From and after April 21, 2025, interest on each Term Loan A accrues at an annual rate equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York for an interest period equal to three months, subject to a 2.0% floor, plus 8.5%. From and after April 21, 2025, interest on each Term Loan B accrues at an annual rate equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York for an interest period equal to three months, subject to a 2.0% floor, plus 6.5%. From and after April 21, 2025 through March 31, 2027, interest on the Term Loan B will be paid in-kind by being capitalized and added to the principal amount of the Term Loan B at the end of each calendar month.

The Term Loans are guaranteed by certain direct and indirect subsidiaries of the Company, and are secured by all of the assets of the Company and such subsidiaries. The April 21, 2025 amendment contains various customary financial covenants and reporting requirements, as specified and defined therein. As of the date of this Annual Report on Form 10-K, the Company is in compliance with all applicable covenants.

In connection with this refinancing transaction, UTG Capital, Inc., a Delaware corporation (“UTG”), purchased a 100% undivided, participation interest in Term Loan B for a purchase price of $9.12 million and received warrants entitling it to purchase 1,107,457 warrants shares of the Company. Such warrants are exercisable for a period of seven years from the date of issuance, at specified exercise prices ranging from $6.60 per share to $17.50 per share.

Additionally, the Company also issued warrants to purchase 30,000 shares of common stock to Restore Capital (EQ-W), LLC (“Restore”), another of the lenders, and amended warrants to purchase an aggregate of 107,333 shares of common stock held by Restore and warrants previously issued to warrants of FEAC Agent, LLC.

Also in connection with this refinancing transaction, IPX’s participation in Term Loan B was repaid and IPX purchased a $500,000 undivided, last-out, subordinated participation interest in Term Loan A.

Further, on April 21, 2025, each of Robert D’Loren, Chairman and Chief Executive Officer of the Company, Seth Burroughs, Executive Vice President of the Company, and Mark D. Santo, a director of the Company, entered into a Support Agreement whereby each individual agreed to vote in favor of any proposal to approve the issuance of the shares of common stock issuable upon exercise of the warrants issued to UTG as described above and the other warrants referred to above, in accordance with applicable Nasdaq rules.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a 15(f) and 15d 15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2024, due to the material weakness described below.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2024 due to the material weakness set forth below. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The basis for the conclusion that such internal control was ineffective principally included consideration of the fact that the Company was unable to file its Annual Report on Form 10-K within the time specified in SEC rules and forms, as management did not maintain appropriately designed entity-level controls impacting Information and Communication and Monitoring, related to a material asset. The Company is dependent on a third party to report financial information related to an investment in an unconsolidated affiliate. The timing of the receipt of information from the third party did not permit adequate time to meet SEC deadlines for the Company’s required filing.

In response to the material weaknesses noted above, the Company’s management began to take actions to remediate the identified material weaknesses in internal control over financial reporting during the fiscal year ended December 31, 2025, including increased communication with the aforementioned third party.

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

NAME	AGE	POSITION
Robert W. D’Loren	67	Chairman of the Board of Directors and Chief Executive Officer and President
James F. Haran	64	Chief Financial Officer and Assistant Secretary, and Principal Financial and Accounting Officer
Seth Burroughs	45	Executive Vice President of Business Development and Treasury and Secretary
Mark DiSanto	63	Director
James Fielding	60	Director
Howard Liebman	82	Director
Deborah Weinswig	54	Director

Below are the biographies of each of our officers and directors as of December 31, 2024.

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

Board Nominee Agreement

On April 21, 2025, Xcel and UTG Capital, Inc., or UTG, entered into a Board Nomination Agreement pursuant to which Xcel granted UTG the right to nominate one individual to serve as a member of the Company’s board of directors, provided the individual is reasonably satisfactory to the Company’s board of directors (and/or board committee with authority over nominations of individuals to serve as directors of the Company) during the Nomination Period. The term “Nomination Period” means the period commencing on the date of the Board Nomination Agreement and ending on the earlier of (i) the date all of the loans under the December 12, 2024 loan agreement (as amended) have been repaid and (ii) the date UTG no longer holds a participation of at least $1,000,000 principal amount in the Term Loan B; provided, however, that if prior to the earlier of such dates, UTG and/or its affiliates exercise certain warrants issued to UTG for at least 300,000 shares of common stock, the Nomination Period shall continue for so long as UTG and/or its affiliate continue to hold 300,000 shares of common stock issued upon exercise of such warrants.

Employment Agreements with Executives

Robert W. D’Loren

On February 28, 2019, and effective as of January 1, 2019, the Company entered into a three-year employment agreement with Robert W. D’Loren for him to continue to serve as Chief Executive Officer of the Company, referred to as the D’Loren Employment Agreement. Following the initial three-year term, the agreement has automatically renewed for successive one-year terms, and will be automatically renewed for one-year terms thereafter unless either party gives written notice of intent to terminate at least 90 days prior to the termination of the then current term. Pursuant to the D’Loren Employment Agreement, Mr. D’Loren’s annual base salary is $0.89 million. The Company’s board of directors or the compensation committee may approve increases (but not decreases) from time to time. Following the initial three-year term, Mr. D’Loren’s base salary will be reviewed at least annually. Mr. D’Loren also receives an allowance for an automobile appropriate for his level of position and the Company pays (in addition to monthly lease or other payments) all of the related expenses for gasoline, insurance, maintenance, repairs, or any other costs with Mr. D’Loren’s automobile.

On July 30, 2024, the Company entered into an amendment of the D’Loren Employment Agreement. Pursuant to this amendment, the Company agreed with Mr. D’Loren that commencing July 16, 2024 and ending December 31, 2025, Mr. D’Loren shall accept and the Company shall pay for each month 40% of Mr. D’Loren’s pro rata portion of base salary for each such month through the issuance of shares of the Company’s common stock. The shares of common stock will be issued on the last day of each month, and the number of shares issuable for each month to Mr. D’Loren shall be determined by dividing 40% of his pro-rated base salary for such month by the closing sale price of the Company’s common stock on the last trading day of such month. Mr. D’Loren is permitted to pay the withholding tax through the exchange of a portion of the shares.

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

Pursuant to the D’Loren Agreement, Mr. D’Loren was granted an option to purchase up to 257,895 shares of the Company’s common stock at an exercise price of $17.20 per share. The option is exercisable until February 28, 2029 and shall vest, subject to Mr. D’Loren remaining employed by the Company and based upon the Company’s common stock achieving the following target prices:

Target Prices	Number of Option Shares Vesting
$30.00	73,684
$50.00	62,632
$70.00	51,579
$90.00	40,526
$110.00	29,474

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

James Haran

On February 28, 2019, and effective as of January 1, 2019, the Company entered into a two-year employment agreement with James Haran for him to continue to serve as the Company’s Chief Financial Officer, referred to as the Haran Employment Agreement. Following the initial two-year term, the agreement has automatically renewed for successive one-year terms, and will be automatically renewed for one-year terms thereafter unless either party gives written notice of intent to terminate at least 30 days prior to the expiration of the then current term. Pursuant to the Haran Employment Agreement, Mr. Haran’s annual base salary is $0.37 million per annum. The board of directors or the compensation committee may approve increases (but not decreases) from time to time. Following the initial two-year term, the base salary shall be reviewed at least annually. In addition, Mr. Haran receives a car allowance of $1,500 per month.

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

Pursuant to the Haran Employment Agreement, Mr. Haran was granted an option to purchase up to 55,263 shares of the Company’s common stock at an exercise price of $17.20 per share. The option is exercisable until February 28, 2029 and shall vest, subject to Mr. Haran remaining employed with the Company and based upon the Company’s common stock achieving target prices as follows:

Target Prices	Number of Option Shares Vesting
$30.00	15,790
$50.00	13,421
$70.00	11,052
$90.00	8,684
$110.00	6,316

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

Seth Burroughs

On February 28, 2019, and effective as of January 1, 2019, the Company entered into a two-year employment agreement with Seth Burroughs for him to continue to serve as the Company’s Executive Vice President – Business Development and Treasury, referred to as the Burroughs Employment Agreement. Following the initial two-year term, the agreement has automatically renewed for successive one-year terms, and will be automatically renewed for one-year terms thereafter unless either party gives written notice of intent to terminate at least 30 days prior to the expiration of the then current term. Pursuant to the Burroughs Employment Agreement, Mr. Burroughs’ annual base salary is $0.34 million per annum. The board of directors or the compensation committee may approve increases (but not decreases) from time to time. Following the initial two-year term, the base salary shall be reviewed at least annually.

On July 30, 2024, the Company entered into an amendment of the Burroughs Employment Agreement. Pursuant to this amendment, the Company agreed with Mr. Burroughs that commencing July 16, 2024 and ending December 31, 2025, Mr. Burroughs shall accept and the Company shall pay for each month 40% of Mr. Burroughs’ pro rata portion of base salary for each such month through the issuance of shares of the Company’s common stock. The shares of common stock will be issued on the last day of each month, and the number of shares issuable for each month to Mr. Burroughs shall be determined by dividing 40% of his pro-rated base salary for such month by the closing sale price of the Company’s common stock on the last trading day of such month. Mr. Burroughs is permitted to pay the withholding tax through the exchange of a portion of the shares.

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

Pursuant to the Burroughs Employment Agreement, Mr. Burroughs was granted an option to purchase up to 36,842 shares of the Company’s common stock at an exercise price of $17.20 per share. The option is exercisable until February 28, 2029 and shall vest, subject to Mr. Burroughs remaining employed with the Company and based upon the Company’s common stock achieving target prices as follows:

Target Prices	Number of Option Shares Vesting
$30.00	10,526
$50.00	8,947
$70.00	7,369
$90.00	5,790
$110.00	4,210

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

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, based solely on a review of Forms 3 and 4 and any amendments thereto furnished to our Company pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, all Section 16(a) filing requirements applicable to our officers, directors, and beneficial owners of more than 10% of our equity securities were timely filed, except that (i) Robert W. D’Loren filed a late Form 4 for a transaction on two occasions, and (ii) Seth Burroughs filed a late Form 4 for a transaction on two occasions.

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

Item 11.   Executive Compensation

The following table sets forth information regarding all cash and non-cash compensation earned, during the years ended December 31, 2024 and 2023, by our principal executive officer and our two other most highly compensated executive officers, which we refer to collectively as the named executive officers, for services in all capacities to the Company:

Summary Compensation Table

			Salary	Bonus	Stock	All Other
Name	Title	Year	(1), (2)	(3)	Awards	Compensation	Total
Robert W. D’Loren	CEO and Chairman	2024	$888,500	$33,382	$—	$14,374	$936,256
		2023	$888,500	$187,731	$—	$1,890	$1,078,121

James F. Haran	CFO	2024	$366,000	$—	$—	$769	$366,769
		2023	$366,000	$7,896	$—	$961	$374,857

Seth Burroughs	EVP - Business	2024	$340,600	$—	$—	$—	$340,600
	Development	2023	$340,600	$7,896	$—	$35	$348,531
	and Treasury

(1)	In accordance with the July 30, 2024 amendment of the employment agreements with Robert W. D’Loren’s and Seth Burroughs (see “Employment Agreements with Executives” in Item 10), commencing July 16, 2024, 40% of each of Mr. D’Loren’s and Mr. Burrough’s salary was paid in shares of the Company’s common stock rather than in cash. Salary compensation paid to Mr. D’Loren in stock in 2024 was $162,892, which amounted to 24,037 shares on a gross basis (12,933 shares issued on a net basis, after the exchange of shares for withholding taxes). Salary compensation paid to Mr. Burroughs in stock in 2024 was $62,443, which amounted to 9,213 shares on a gross basis (4,569 shares issued on a net basis, after the exchange of shares for withholding taxes).
(2)	Mr. D’Loren’s salary amount for 2024 includes the amount of a voluntary temporary deferral of salary of $125,000, which was earned by Mr. D’Loren and accrued at December 31, 2024 and was paid to Mr. D’Loren in 2025.
(3)	Bonuses include amounts paid in accordance with the executives’ respective employment agreements (see “Employment Agreements with Executives” in Item 10).

Outstanding Equity Awards as of December 31, 2024

		Options and Warrant Awards					Stock Awards
		Number of	Number of
		Securities	Securities					Market
		Underlying	Underlying				Number of	Value of
		Unexercised	Unexercised			Option or	Shares of	Shares of
		Options &	Options &			Warrant	Stock that	Stock that
		Warrants,	Warrants,		Exercise	Expiration	Have Not	Have Not
Name	Title	Exercisable	Unexercisable		Price	Date	Vested	Vested
Robert W. D’Loren	CEO, Chairman	—	257,895	(1)	$17.20	2/28/2029	—	$—

James F. Haran	CFO	—	55,263	(1)	$17.20	2/28/2029	—	$—

Seth Burroughs	EVP - Bus. Development	—	36,842	(1)	$17.20	2/28/2029	—	$—
& Treasury
(1)	These options shall become exercisable based upon the Company’s common stock achieving specified target prices as outlined in the executive’s employment agreement, and expire on February 28, 2029. See “Employment Agreements with Executives” in Item 10.

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

Director Compensation

We generally pay our non-employee directors $3,000 for each board of directors and committee meeting attended, up to a maximum of $12,000 per year for board of directors’ meetings and up to a maximum of $12,000 per year for committee meetings, except that the chairman of each committee receives $4,000 for each such committee meeting attended, up to a maximum of $16,000 per year.

The following table sets forth information with respect to each non-employee director’s compensation for the year ended December 31, 2024. The dollar amounts shown for Stock Awards represent the grant date fair value of the restricted stock awards or stock options granted during the fiscal year calculated in accordance with ASC Topic 718.

	Fees Earned
	or Paid	Stock	Option
Name	in Cash	Awards	Awards	Total
Mark DiSanto (1) (2)	$27,000	$8,500	$11,788	$47,288
Howard Liebman (1) (2)	$25,000	$8,500	$11,788	$45,288
Deborah Weinswig (1) (2)	$24,000	$8,500	$11,788	$44,288
James Fielding (1) (2)	$3,000	$8,500	$11,788	$23,288

(1)	On April 3, 2024, each non-employee directory was granted 1,000 shares of restricted stock pursuant to the terms and conditions of the 2021 Equity Incentive Plan. Such shares of restricted stock will vest evenly over two years, whereby 50% shall vest on April 3, 2025 and 50% shall vest on April 3, 2026. Notwithstanding the foregoing, each grantee may extent the vesting date of all or a portion of the restricted shares by six months and, thereafter one or more times may further extend such date with respect to all or a portion of the restricted shares until the next following October 3 or April 3, as the case may be. The grant date fair value of the shares was $8.50 per share.
(2)	On April 3, 2024, each non-employee director was granted options to purchase 2,500 shares of stock pursuant to the terms and conditions of the 2021 Equity Incentive Plan. Such options will vest evenly over two years, whereby 50% shall vest on April 3, 2025 and 50% shall vest on April 3, 2026. The exercise price of the options is $8.50 per share.

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

The 2021 Plan provides for the grant of stock options, restricted stock, restricted stock units, performance awards, or cash awards. The stock options may be incentive stock options or non-qualified stock options. A total of 400,000 shares of common stock are eligible for issuance under the 2021 Plan. The 2021 Plan may be administered by the board of directors or a committee consisting of two or more members of the board of directors appointed by the board of directors.

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

Restricted stock awards give the recipient the right to receive a specified number of shares of common stock, subject to such terms, conditions and restrictions as the board or the committee, as the case may be, deems appropriate. Restrictions may include limitations on the right to transfer the stock until the expiration of a specified period of time and forfeiture of the stock upon the occurrence of certain events such as the termination of employment prior to expiration of a specified period of time. Restricted stock unit (“RSU”) awards will be settled in cash or shares of common stock, in an amount based on the fair market value of our common stock on the settlement date. The RSUs will be subject to forfeiture and restrictions on transferability as set forth in the 2021 Plan and the applicable award agreement and as may be otherwise determined by the board or the committee. There were no RSUs outstanding as of December 31, 2024.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of May 2, 2025, the number of shares of common stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each named executive officer and director of the Company, and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose of or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power. Unless otherwise indicated, the address for such person is c/o Xcel Brands, Inc., 550 Seventh Avenue, 11th Floor, New York, New York 10018.

The percentages below are calculated based on 2,395,242 shares of common stock issued and outstanding as of May 2, 2025:

	Number of
	Shares
	of Common
	Stock	Percent
	Beneficially	Beneficially
Name and Address	Owned	Owned
Named executive officers and directors:
Robert W. D’Loren (1)	676,658	28.07%
James F. Haran (2)	20,401	*
Seth Burroughs (3)	48,675	2.03
Howard Liebman (4)	23,366	*
Mark DiSanto (5)	187,991	7.81
Deborah Weinswig (6)	18,550	*
James Fielding (7)	16,750	*

All directors and executive officers as a group (7 persons) (8)	992,391	40.32

5% Shareholders:
Isaac Mizrahi (9)	172,233	7.18
Summit Trail Advisors (10)	245,259	10.24

*  Less than 1%.

(1)	Consists of (i) 235,090 shares held by Mr. D’Loren, (ii) 60,731 shares owned by Irrevocable Trust of Rose Dempsey (or the Irrevocable Trust) of which Mr. D’Loren and Mr. DiSanto are the trustees and as to which Mr. D’Loren has sole voting and dispositive power, (iii) 15,333 immediately exercisable warrants held by IPX Capital, LLC, a company controlled by Mr. D’Loren, (iv) 172,233 shares of common stock held in the name of Isaac Mizrahi, and (v) 193,271 shares of common stock as to which holders thereof granted to Mr. D’Loren irrevocable proxy and attorney-in-fact with respect to the shares. Certain holders or grantees have entered into agreements, pursuant to which appoint a person designated by our board of directors as their irrevocable proxy and attorney-in-fact with respect to the shares set forth in clauses (iv) and (v). Mr. D’Loren does not have any pecuniary interest in these shares described in clauses (iv) and (v) and disclaims beneficial ownership thereof. Does not include 32,667 shares held by the D’Loren Family Trust (or the Family Trust) of which Mark DiSanto is a trustee and has sole voting and dispositive power. Does not include 257,895 options that are not yet exercisable.
(2)	Consists of (i) 20,401 shares of common stock. Does not include 55,263 options that are not yet exercisable.
(3)	Consists of (i) 48,675 shares of common stock. Does not include 36,842 options that are not yet exercisable.
(4)	Consists of (i) 3,616 shares of common stock, (ii) 7,000 restricted shares, and (iii) immediately exercisable options to purchase 12,750 shares. Does not include 1,250 options that are not yet exercisable.
(5)	Consists of (i) 2,650 shares of common stock, (ii) 1,000 restricted shares, (iii) 32,667 shares held by the D’Loren Family Trust, of which Mark DiSanto is trustee and has sole voting and dispositive power over the shares held by the D’Loren Family Trust, (iv) 130,685 shares held by Mark X. DiSanto Investment Trust, of which Mark DiSanto is trustee and has sole voting and dispositive power over the shares held by the Trust, (v) immediately exercisable options to purchase 12,750 shares, and (vi) 8,239 shares held by other trusts, of which Mark DiSanto is trustee and has sole voting and dispositive power over the shares held by the trusts. Does not include 1,250 options that are not yet exercisable.
(6)	Consists of (i) 5,800 restricted shares and (ii) immediately exercisable options to purchase 12,750 shares. Does not include 1,250 options that are not yet exercisable.

(7)	Consists of (i) 2,500 shares of common stock, (ii) 1,500 restricted shares, and (iii) immediately exercisable options to purchase 12,750 shares. Does not include 1,250 options that are not yet exercisable.
(8)	Includes (i) 545,254 shares of common stock, (ii) 15,300 restricted shares, (iii) 66,333 shares issuable upon exercise of options and warrants that are currently exercisable, and (iv) 365,504 other shares of common stock as to which holders thereof granted to Mr. D’Loren irrevocable proxy and attorney-in-fact with respect to the shares.
(9)	Consists of (i) 167,233 shares of common stock and (ii) immediately exercisable options to purchase 5,000 shares.

(10)	Consists of 245,259 shares of common stock.

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

In April 2024, the services agreement was further amended to set the service fees at $150,000 per year beginning with the fiscal year ending December 31, 2024. In addition, under the April 2024 amendment, IM Topco is required to prepay the service fees for the year ending December 31, 2025; as of December 31, 2024, IM Topco has prepaid $62,500 of such service fees.

The Company recognized service fee income related to this agreement of $150,000 for each of the years ended December 31, 2024 and 2023.

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

In November 2023, the Company, WHP, and IM Topco entered into an amendment of the May 2022 membership purchase agreement, under Xcel agreed to make additional royalty payments to IM Topco totaling $450,000 the following 11 months. As a result of this amendment, the Company recognized a $450,000 increase to the carrying value basis of its equity method investment in IM Topco and a corresponding increase in current liabilities. The Company paid $75,000 of the additional royalty payments to IM Topco during the year ended December 31, 2023, and paid $237,500 during the year ended December 31, 2024. As of December 31, 2024, the remaining payments due totaled $137,500, and are reflected with accounts payable, accrued expenses and other current liabilities in the consolidated balance sheet. As of the date of this Annual Report on Form 10-K, this amount has not been paid to IM Topco.

Public Offering and Private Placement Transactions

In connection with the Offering of 328,427 shares of the Company’s common stock at a price to the public of $6.50 per share which was consummated on March 19, 2024 (see Note 7 of the financial statements in Item 8 for additional details), Robert W. D’Loren, Chairman and Chief Executive Officer of the Company; an affiliate of Mark DiSanto, a director of the Company; and Seth Burroughs, Executive Vice President of Business Development and Treasury of the Company, purchased 14,625, 14,625, and 3,250 shares, respectively, at $6.50 per share, the same price at which the shares were sold to other purchasers in the Offering.

Also in connection with the Offering, on March 14, 2024, the Company entered into subscription agreements with each of Mr. D’Loren, Mr. DiSanto, and Mr. Burroughs to purchase 13,258, 13,258, and 2,946 shares, respectively (collectively, the “Private Placement Shares”), at a price of $9.80 per Private Placement Share. The total number of Private Placement Shares purchased was 29,462. Net proceeds after payment of agent fees to the Representative were approximately $0.3 million. The purchase of the Private Placement Shares closed concurrently with the Offering.

Debt Refinancing

In connection with the December 2024 refinancing of the Company’s term loan debt (see Note 6 of the financial statements in Item 8 for additional details), IPX Capital, LLC (“IPX”), a company controlled by Mr. D’Loren, made a $250,000 advance to one of the Company’s subsidiaries, of which $200,000 was repaid to IPX upon the closing of the debt refinancing transaction. Additionally, IPX purchased a 12.5% undivided, last-out, subordinated participation interest in a portion of the new term loan debt for a purchase price of $500,000, and received a pro rata share of warrants received by the Term B Lenders to purchase shares of the Company’s common stock.

On April 21, 2025 and in connection with the refinancing of the Company’s term loan debt, IPX’s participation in Term Loan B was repaid and IPX purchased a $500,000 undivided, last-out, subordinated participation interest in Term Loan A.

Support Agreement

On April 21, 2025, each of Robert D’Loren, Chairman of the Board and Chief Executive Officer of the Company, Seth Burroughs, Executive Vice President of the Company, and Mark D. Santo, a director of the Company, entered into a Support Agreement whereby each individual agreed to vote in favor of any proposal to approve the issuance of the shares of common stock issuable upon exercise of the warrants issued to UTG and other lenders and warrants amended in connection with the April 21, 2025 debt refinancing transaction, in accordance with applicable Nasdaq rules.

Board Nominee Agreement

On April 21, 2025, Xcel and UTG Capital, Inc., or UTG, entered into a Board Nomination Agreement pursuant to which Xcel granted UTG the right to nominate one individual to serve as a member of the Company’s board of directors, provided the individual is reasonably satisfactory to the Company’s board of directors (and/or board committee with authority over nominations of individuals to serve as directors of the Company) during the Nomination Period. The term “Nomination Period” means the period commencing on the date of the Board Nomination Agreement and ending on the earlier of (i) the date all of the loans under the December 12, 2024 loan agreement (as amended) have been repaid and (ii) the date UTG no longer holds a participation of at least $1,000,000 principal amount in the Term Loan B; provided, however, that if prior to the earlier of such dates, UTG and/or its affiliates exercise certain warrants issued to UTG for at least 300,000 shares of common stock, the Nomination Period shall continue for so long as UTG and/or its affiliate continue to hold 300,000 shares of common stock issued upon exercise of such warrants.

Guarantee

In October 2024, in connection with a required increase to a standby letter of credit associated with the Company’s real estate lease for offices located at 1333 Broadway, Mr. D’Loren provided a personal guarantee to the financial institution providing such letter of credit, in order to satisfy a portion of the associated collateral requirements for the letter of credit.

ORME

On December 4, 2023, the Company acquired a noncontrolling equity ownership interest in ORME, a short-form video and social commerce marketplace, for a purchase price of $150,000. ORME licenses the technology utilized by its marketplace from KonnectBio Inc., in which Robert W. D’Loren, the Company’s Chairman of the Board, Chief Executive Officer, and President, owns an approximate 20% noncontrolling interest.

Item 14.   Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed or to be billed for professional services rendered by our Independent Registered Public Accounting Firm, Marcum LLP, for the audit of our annual consolidated financial statements, review of our consolidated financial statements included in our quarterly reports, and other fees that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements for the years ended December 31, 2024 and 2023 were approximately $418,000 and $453,000, respectively.

Audit-Related Fees

For the fiscal year ended December 31, 2024, fees billed by our Independent Registered Public Accounting Firm for audit-related services consisted of $113,000 for the audit of IM Topco, LLC, and $77,000 for consent and comfort letter procedures related to our Form S-3 and 424(b)(5) filings related to our March 2024 public offering and private placement transactions. There were no fees billed by our Independent Registered Public Accounting Firm for audit-related services for the fiscal year ended December 31, 2023.

Tax Fees

There were no fees billed for professional services rendered by our Independent Registered Public Accounting Firm for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2024 and 2023.

All Other Fees

There were no fees billed for non-audit services by our Independent Registered Public Accounting Firm for the fiscal years ended December 31, 2024 and 2023.

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

PART IV

Item 15.Exhibit and Financial Statement Schedules

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Xcel Brands, Inc. (7)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Xcel Brands, Inc. (18)

3.3	Third Restated and Amended Bylaws of Xcel Brands, Inc. (8)

4.1	Third Amended and Restated Equity Incentive Plan and Forms of Award Agreements (9)

4.2	2021 Equity Incentive Plan (11)

4.3	Description of Registrant’s Securities (10)

4.4	Warrant issued to G-III Apparel Group (15)

4.5	Form of Representative’s Warrant issued on March 19, 2024 (14)

4.6	Form of Common Stock Warrant issued on December 31, 2024 (3)

4.7	Form of UTG Warrant (20)

4.8	Form of Restore Warrant (20)

4.9	Form of Restore Warrant Amendment (20)

4.10	Form of FEAC Warrant Amendment (20)

9.1	Amended and Restated Voting Agreement between Xcel Brands, Inc. and IM Ready-Made, LLC, dated as of December 24, 2013 (2)

9.2	Voting Agreement between Xcel Brands, Inc. and Judith Ripka Berk, dated as of April 3, 2014 (4)

9.3	Voting Agreement dated as of December 22, 2014 by and between Xcel Brands, Inc. and H Company IP, LLC (5)

9.4	Form of Voting Agreement dated as of February 11, 2019 (1)

10.1	Employment Agreement between the Company and Robert D’Loren dated February 27, 2019 (10)

10.2	Employment Agreement between the Company and James Haran dated February 27, 2019 (10)

10.3	Employment Agreement between the Company and Seth Burroughs dated February 27, 2019 (12)

10.4	Sublease Agreement, dated as of July 8, 2015, by and between Xcel Brands, Inc. and GBG USA Inc. (6)

10.5	Membership Interest Purchase Agreement (13)

10.6	Second Amendment to Membership Interest Purchase Agreement (15)

10.7	Third Amendment to Membership Interest Purchase Agreement (15)

10.8	Loan and Security Agreement dated as of December 12, 2024 (3)

10.9	Membership Pledge Agreement dated as of December 12, 2024 (3)

10.10	Asset Purchase Agreement dated June 21, 2024 (16)

10.11	Amendment to Employment Agreement between the Company and Robert D’Loren (17)

10.12	Amendment to Employment Agreement between the Company and Seth Burroughs (17)

10.13	Subscription Agreement, dated as of March 15, 2024, by and between Robert W. D’Loren and Xcel Brands, Inc. (14)

10.14	Subscription Agreement, dated as of March 15, 2024, by and between Seth Burroughs and Xcel Brands, Inc. (14)

10.15	Subscription Agreement, dated as of March 15, 2024, by and between Mark X. DiSanto Investment Trust and Xcel Brands, Inc. (14)

10.16

Second Amendment to Loan and Security Agreement, dated as of April 21, 2025, by and among Xcel Brands, Inc., each subsidiary party thereto as guarantors, the financial institutions party thereto as lenders and FEAC Agent, LLC as administrative agent and collateral agent (20)

10.17	Board Nominee Agreement by and between the Company and UTG dated April 21, 2025 (20)

10.18	Support Agreement dated April 21, 2025 (20)

10.19	Membership Interest Transfer Agreement effective as of April 15, 2025 (20)

21.1	Subsidiaries of the Registrant (21)

23.1	Independent Registered Public Accounting Firm’s Consent (21)

31(i).1	Rule 13a-14(a)/15d-14(a) Certification (CEO) (21)

31(i).2	Rule 13a-14(a)/15d-14(a) Certification (CFO) (21)

32(i).1	Section 1350 Certification (CEO) (21)

32(i).2	Section 1350 Certification (CFO) (21)

97.1	Clawback Policy (15)

99.1

IM Topco, LLC Financial Statements as of December 31, 2023 and 2022, and for the Year Ended December 31, 2023 and Period from May 11, 2022 (inception) through December 31, 2022 and Independent Auditor’s Report (19)

101.INS	Inline XBRL Instance Document (21)

101.SCH	Inline XBRL Taxonomy Schema (21)

101.CAL	Inline XBRL Taxonomy Calculation Linkbase (21)

101.DEF	Inline XBRL Taxonomy Definition Linkbase (21)

101.LAB	Inline XBRL Taxonomy Label Linkbase (21)

101.PRE	Inline XBRL Taxonomy Presentation Linkbase (21)

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101) (21)
(1)	This Exhibit is incorporated by reference to the appropriate exhibit to the Current Report on Form 8-K, which was filed with the SEC on February 15, 2019.
(2)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on December 24, 2013.
(3)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on December 16, 2024.
(4)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on April 9, 2014.
(5)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on December 24, 2014.
(6)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on July 14, 2015.
(7)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on October 24, 2017.
(8)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on December 8, 2017.
(9)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Definitive Proxy Statement on Form DEF 14-A, which was filed with the SEC on August 15, 2016.
(10)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on April 23, 2021.
(11)	This Exhibit is incorporated by reference to the appropriate Exhibit to the revised Definitive Proxy Statement on Form DEF 14-A, which was filed with the SEC on October 20, 2021.
(12)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on April 15, 2022.
(13)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on June 3, 2022.
(14)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on March 19, 2024.

(15)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on April 19, 2024.
(16)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on June 24, 2024.
(17)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on August 2, 2024.
(18)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on March 24, 2025.
(19)	This Exhibit is incorporated by referenced to the appropriate Exhibit to the Annual Report on Form 10-K/A for the year ended December 31, 2023, which was filed with the SEC on November 29, 2024.
(20)	This Exhibit is incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on March 24, 2025.
(21)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 27, 2025	/s/ Robert W. D’Loren
Robert W. D’Loren, Chairman, President,
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title
/s/ Robert W. D’Loren	Chief Executive Officer and Chairman	May 27, 2025
Robert W. D’Loren	(Principal Executive Officer)

/s/ James F. Haran	Chief Financial Officer	May 27, 2025
James F. Haran	(Principal Financial Officer and Principal Accounting Officer)

/s/ Mark DiSanto	Director	May 27, 2025
Mark DiSanto

/s/ James Fielding	Director	May 27, 2025
James Fielding

/s/ Howard Liebman	Director	May 27, 2025
Howard Liebman

/s/ Deborah Weinswig	Director	May 27, 2025
Deborah Weinswig