Form 10-Q
period 2025-03-31
XCel Brands, Inc.
filed 2025-06-04
CIK 1083220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 29, 2025, there were 2,416,742 shares of common stock, $.001 par value per share, of the issuer outstanding.

XCEL BRANDS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)	(Note 1)
Assets
Current Assets:
Cash and cash equivalents	$298	$1,254
Accounts receivable, net of allowances for credit losses of $0	2,105	2,269
Prepaid expenses and other current assets	508	520
Total current assets	2,911	4,043
Non-current Assets:
Property and equipment, net	180	182
Operating lease right-of-use assets	3,573	3,751
Trademarks and other intangibles, net	33,877	34,759
Equity method investments	9,534	10,110
Other assets	2,411	911
Total non-current assets	49,575	49,713

Total Assets	$52,486	$53,756

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$2,714	$2,734
Deferred revenue	1,398	1,380
Accrued income taxes payable	546	554
Current portion of operating lease obligations	1,594	1,513
Current portion of long-term debt	250	—
Contingent obligation	3,973	4,213
Total current liabilities	10,475	10,394
Long-Term Liabilities:
Deferred revenue	2,444	2,667
Long-term portion of operating lease obligations	4,956	5,297
Long-term debt, net, less current portion	8,470	6,569
Other long-term liabilities	431	431
Total long-term liabilities	16,301	14,964
Total Liabilities	26,776	25,358

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, and 2,386,325 and 2,368,072 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	2	2
Paid-in capital	106,775	106,666
Accumulated deficit	(79,041)	(76,244)
Total Xcel Brands, Inc. stockholders' equity	27,736	30,424
Noncontrolling interest	(2,026)	(2,026)
Total Stockholders' Equity	25,710	28,398

Total Liabilities and Stockholders' Equity	$52,486	$53,756

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Three Months Ended
	March 31,
	2025	2024
Revenues
Net licensing revenue	$1,332	$2,184

Direct operating costs and expenses
Salaries, benefits and employment taxes	1,086	1,933
Other selling, general and administrative expenses	1,197	2,029
Total direct operating costs and expenses	2,283	3,962

Operating loss before other operating costs and expenses	(951)	(1,778)

Other operating costs and expenses
Depreciation and amortization	900	1,589
Asset impairment charges	—	2,295
Loss from equity method investments	576	533
Change in contingent reduction in equity ownership of IM Topco, LLC	(240)	—

Operating loss	(2,187)	(6,195)

Interest and finance expense (income)
Interest expense	473	146
Other interest and finance charges (income), net	87	4
Interest and finance expense (income), net	560	150

Loss before income taxes	(2,747)	(6,345)

Income tax provision	50	—

Net loss	(2,797)	(6,345)
Net loss attributable to noncontrolling interest	—	(51)
Net loss attributable to Xcel Brands, Inc. stockholders	$(2,797)	$(6,294)

Loss per common share attributable to Xcel Brands, Inc. stockholders:
Basic and diluted net loss per share (1)	$(1.18)	$(3.09)
Weighted average number of common shares outstanding:
Basic and diluted weighted average common shares outstanding (1)	2,373,583	2,037,397

(1)	Amounts presented for 2024, including the weighted average number of shares outstanding and the resulting loss per share information have been retroactively adjusted in order to give effect to the Company’s March 24, 2025 1-for-10 reverse stock split. See Note 1 and Note 7.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Xcel Brands, Inc. Stockholders
	Common Stock
	Number of		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance as of December 31, 2023	1,979,413	$2	$103,879	$(53,849)	$(1,861)	$48,171

Compensation expense related to stock options and restricted stock	—	—	36	—	—	36

Contra-revenue related to warrants held by licensee	—	—	10	—	—	10

Shares issued to consultant in connection with stock grant	7,800	—	98	—	—	98

Shares issued in connection with public offering and private placement transactions, net of transaction costs	357,889	—	1,902	—	—	1,902

Net loss	—	—	—	(6,294)	(51)	(6,345)

Balance as of March 31, 2024	2,345,102	$2	$105,925	$(60,143)	$(1,912)	$43,872

Balance as of December 31, 2024	2,368,072	$2	$106,666	$(76,244)	$(2,026)	$28,398

Additional impact related to fractional shares from reverse stock split	(57)	—	—	—	—	—

Compensation expense related to stock options and restricted stock	—	—	33	—	—	33

Contra-revenue related to warrants held by licensee	—	—	10	—	—	10

Shares issued to executives for pro rata portion of base salaries, net of withholding taxes	18,310	—	66	—	—	66

Net loss	—	—	—	(2,797)	—	(2,797)

Balance as of March 31, 2025	2,386,325	$2	$106,775	$(79,041)	$(2,026)	$25,710

The values of Common stock and Paid-in capital, as well as the number of shares issued and outstanding, have been retroactively adjusted in order to give effect to the Company’s March 24, 2025 1-for-10 reverse stock split. See Note 1 and Note 7.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(2,797)	$(6,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	900	1,589
Asset impairment charges	—	2,295
Amortization of deferred finance costs included in interest expense	102	26
Stock-based compensation and cost of licensee warrants	109	144
Loss from equity method investments	576	533
Change in contingent reduction in equity ownership of IM Topco, LLC	(240)	—
Changes in operating assets and liabilities:
Accounts receivable	164	(149)
Inventory	—	8
Prepaid expenses and other current and non-current assets	12	(156)
Deferred revenue	(205)	(223)
Accounts payable, accrued expenses, accrued income taxes payable, and other current liabilities	27	(560)
Lease-related assets and liabilities	(82)	(237)
Other long-term liabilities	—	466
Net cash used in operating activities	(1,434)	(2,609)

Cash flows from investing activities
Purchase of property and equipment	(14)	—
Net cash used in investing activities	(14)	—

Cash flows from financing activities
Proceeds from public offering and private placement transactions, net of transaction costs	—	1,902
Proceeds from long-term debt	2,050	—
Shares repurchased including vested restricted stock in exchange for withholding taxes	(58)	—
Net cash provided by financing activities	1,992	1,902

Net increase (decrease) in cash, cash equivalents, and restricted cash	544	(707)

Cash, cash equivalents, and restricted cash at beginning of period	1,993	2,998

Cash, cash equivalents, and restricted cash at end of period	$2,537	$2,291

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$298	$1,552
Restricted cash (reported in other non-current assets)	2,239	739
Total cash, cash equivalents, and restricted cash	$2,537	$2,291

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$372	$119
Cash paid during the period for income taxes	$—	$—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

1. Nature of Operations, Background, and Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2024 (which has been derived from audited financial statements) and the unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the United States Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited consolidated financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations, financial position, and cash flows of Xcel Brands, Inc. and its subsidiaries (the “Company” or "Xcel"). The results of operations for the interim periods presented herein are not necessarily indicative of the results for the entire fiscal year or for any future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on May 28, 2025.

The Company is a media and consumer products company engaged in the design, licensing, marketing, live streaming, and social commerce sales of branded apparel, footwear, accessories, fine jewelry, home goods and other consumer products, and the acquisition of dynamic consumer lifestyle brands.

Currently, the Company’s brand portfolio consists of the Halston brands (the "Halston Brand"), the Judith Ripka brands (the "Ripka Brand"), the C Wonder brands (the "C Wonder Brand"), the Longaberger brand (the “Longaberger Brand”), the Isaac Mizrahi brands (the “Isaac Mizrahi Brand”), and other proprietary brands.

●	The Halston Brand, Ripka Brand, and C Wonder Brand are wholly owned by the Company.
●	The Company also owns the co-branded collaboration brands TowerHill by Christie Brinkley (which launched in May 2024), LB70 by Lloyd Boston (which launched in August 2024), Trust. Respect. Love. by Cesar Milan (which is planned to launch in Spring 2026), and GemmaMade by Gemma Stafford (which is planned to launch in Spring 2026).
●	The Company manages the Longaberger Brand through its 50% ownership interest in Longaberger Licensing, LLC; the Company consolidates Longaberger Licensing, LLC and recognizes noncontrolling interest for the remaining ownership interest held by a third party (see Note 2 for additional details).
●	The Company holds a noncontrolling interest in the Isaac Mizrahi Brand through its 30% ownership interest in IM Topco, LLC (see Note 2 and Note 12 for additional details).
●	The Company holds a 19% noncontrolling interest in ORME Live, Inc. (“ORME”), a short-form video and social commerce marketplace that launched in April 2024.
●	The Company holds a long-term license agreement in the Jenny Martinez Live brand.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

The Company primarily generates revenue through the licensing of its brands through contractual arrangements with manufacturers and retailers. The Company, through its licensees, distributes through a true modern consumer products sales strategy, which includes the promotion and sale of products under its brands through interactive television, digital live-stream shopping, social commerce, brick-and-mortar retailers, and e-commerce channels, to be everywhere its customers shop.

Change in Capital Structure

As described more fully in Note 7, effective March 24, 2025, the Company effected a 1-for-10 reverse stock split for all of its issued and outstanding common stock. All share and per share amounts presented in these condensed consolidated financial statements and accompanying notes, including but not limited to shares issued and outstanding, earnings/(loss) per share, and warrants and options, as well as the dollar amounts of common stock and paid-in capital, have been retroactively adjusted for all periods presented in order to reflect this change in capital structure. There were no changes to the total number of authorized common shares or par value per common share as a result of this reverse stock split.

Segment Reporting Information

The Company has a single reportable segment, which generates revenue from the design and licensing of branded apparel, jewelry, and similar consumer products. The Company derives revenue in North America and manages its business activities on a consolidated basis.

The Company’s chief operating decision maker, as such term is defined under GAAP, is its Chief Executive Officer. The accounting policies of the Company’s single reportable segment are the same as those for the Company as a whole.

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

Restricted Cash

Restricted cash is reflected within other non-current assets in the condensed consolidated balance sheets.

Restricted cash at March 31, 2025 consisted of $0.7 million of cash deposited as collateral for a standby letter of credit associated with a real estate lease and $1.5 million of cash deposited in a bank account to satisfy a liquidity covenant in the Company’s term loan debt agreement.

Restricted cash at December 31, 2024 consisted of $0.7 million of cash deposited as collateral for a standby letter of credit associated with a real estate lease.

Going Concern

The unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

As of March 31, 2025, the Company has incurred recurring losses, a history of cash flows used in operating activities, and an accumulated deficit. While the Company has undertaken significant restructuring efforts during 2023 and 2024, and has implemented additional measures during the first quarter of 2025 to further optimize its cost structure, management has determined that, absent additional funding, there is substantial doubt about the Company’s ability to meet its financial obligations as they become due within twelve months from the date these financial statements are issued.

Subsequent to March 31, 2025, the Company restructured its outstanding debt and received net proceeds from financing activities. However, these proceeds may still be insufficient to fully address the Company’s liquidity needs. Management is actively pursuing an equity offering to secure additional capital; however, there can be no assurance that such efforts will be successful or that sufficient funds will be obtained to meet the Company’s obligations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to continue exploring strategic financing alternatives and operational efficiencies to improve liquidity. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU requires disclosure of additional categories of information about federal, state, and foreign income taxes in the rate reconciliation table and requires entities to provide more details about the reconciling items in some categories if items meet a quantitative threshold. The ASU also requires entities to disclose income taxes paid, net of refunds, disaggregated by federal (national), state, and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance makes several other changes to the disclosure requirements. The ASU is required to be applied prospectively, with the option to apply it retrospectively, and is effective for fiscal years beginning after December 15, 2024. The required disclosures will be included in the Company’s Form 10-K for the year ending December 31, 2025. As the requirements of this ASU relate to disclosure only, the Company does not anticipate that the adoption of this ASU will have a significant impact on its consolidated financial statements.

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

2.    Investments in Unconsolidated Affiliates and Variable Interest Entities

Investment in IM Topco, LLC

On May 31, 2022, Xcel sold 70% of the membership interests of IM Topco, LLC (“IM Topco”), a former subsidiary which holds the trademarks and other intellectual property rights relating to the Isaac Mizrahi Brand, to a subsidiary of WHP Global (“WHP”), a private equity-backed brand management and licensing company. From June 1, 2022 through March 31, 2025, the Company accounted for its 30% retained interest in the ongoing operations of IM Topco as a component of other operating costs and expenses under the equity method of accounting, using the distribution provisions set forth in the governing business venture agreement between the Company and WHP.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

For the three months ended March 31, 2025, the Company recognized a $0.58 million loss related to its investment in IM Topco, comprised of (i) a $0.18 million equity method loss, and (ii) a $0.40 million charge to adjust the carrying value of the investment in IM Topco to its estimated fair value as of March 31, 2025.

For the three months ended March 31, 2024, the Company recognized a $0.52 million equity method loss related to its investment in IM Topco.

The May 31, 2022 membership interest purchase agreement between Xcel and WHP (as subsequently amended) also provided that if (i) IM Topco royalties were less than $13.5 million for the twelve-month period ending March 31, 2025 or (ii) IM Topco royalties were less than $18.0 million for the year ending December 31, 2025 or (iii) Xcel failed to make certain payments to IM Topco under the terms of a license agreement between Xcel and IM Topco on or before January 30, 2025 then Xcel would be required to transfer equity interests in IM Topco to WHP equal to 12.5% of the total outstanding equity interests of IM Topco, such that Xcel’s ownership interest in IM Topco would decrease from 30% to 17.5%, and WHP’s ownership interest in IM Topco would increase from 70% to 82.5%. During the three months ended March 31, 2025, in accordance with the terms of the amended membership purchase agreement, WHP became contractually entitled to receive from Xcel equity interests in IM Topco equal to 12.5% of the total outstanding equity interests of IM Topco. On and effective April 15, 2025, the Company transferred such interests to WHP.

Refer to Note 11 for additional information regarding the Company’s accounting for this contingent contractual obligation, and refer to Note 12 for additional information regarding subsequent events related to the Company’s ownership interest in IM Topco.

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

3.    Trademarks and Other Intangibles

Trademarks and other intangibles, net consist of the following:

	Weighted
	Average	March 31, 2025
	Amortization	Gross Carrying	Accumulated	Net Carrying
($ in thousands)	Period	Amount	Amortization	Amount
Trademarks (finite-lived)	15 years	58,580	24,727	33,853
Copyrights and other intellectual property	8 years	429	405	24
Total		$59,009	$25,132	$33,877

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

	Weighted
	Average	December 31, 2024
	Amortization	Gross Carrying	Accumulated	Net Carrying
($ in thousands)	Period	Amount	Amortization	Amount
Trademarks (finite-lived)	15 years	58,580	23,852	34,728
Copyrights and other intellectual property	8 years	429	398	31
Total		$59,009	$24,250	$34,759

Amortization expense for intangible assets was approximately $0.88 million for the three-month period ended March 31, 2025 (the "current quarter") and approximately $1.53 million for the three-month period ended March 31, 2024 (the "prior year quarter").

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

Net licensing revenue from the Qurate Agreements totaled $0.33 million and $1.24 million for the current quarter and prior year quarter, respectively, representing approximately 25% and 57% of the Company’s total net revenue for the current quarter and prior year quarter, respectively.

As of March 31, 2025 and December 31, 2024, the Company had receivables from Qurate of $0.33 million and $0.40 million, respectively, representing approximately 16% and 18% of the Company’s total net accounts receivable, respectively.

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

March 31, 2025

(Unaudited)

trademarks to secure the Licensor’s obligations under the Halston Master License, including to honor the obligations under the purchase option.

As a result of the upfront cash payment and guaranteed minimum royalties discussed above, the Company has recognized $3.76 million and $3.56 million of deferred revenue contract liabilities on its condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively. As of December 31, 2024, approximately $0.89 million of the contract liability balance was classified as a current liability and approximately $2.67 million was classified as a long-term liability. As of March 31, 2025, approximately $1.31 million of the contract liability balance was classified as a current liability and approximately $2.45 million was classified as a long-term liability; the balance of the deferred revenue contract liabilities will be recognized ratably as revenue over the next 3.75 years.

Net licensing revenue recognized from the Halston Master License was $0.64 million for both the current quarter and prior year quarter, representing approximately 48% and 29% of the Company’s total net revenue for the current quarter and prior year quarter, respectively.

JTV / America’s Collectibles Network, Inc.

The Company has a license agreement with America’s Collectibles Network, Inc. (d/b/a JTV) (“JTV”) that obligates JTV to pay the Company royalties based on product sales of Judith Ripka Brand merchandise. In addition, the Company has outstanding receivables from prior product sales of fine jewelry made to JTV. As of March 31, 2025 and December 31, 2024, the Company had receivables from JTV of $0.80 million and $1.06 million, respectively, representing approximately 38% and 45% of the Company’s total net accounts receivable, respectively.

5. Leases

The Company is party to operating leases for real estate, and for certain equipment and storage space with a term of 12 months or less. The Company is currently not a party to any finance leases.

As of March 31, 2025, the Company’s real estate leases have a weighted-average remaining lease term of approximately 4.55 years, and the lease liabilities are measured using a weighted-average discount rate of 7.92%.

Total lease expense (net of sublease income) included in selling, general and administrative expenses on the Company’s unaudited condensed consolidated statements of operations was approximately $0.2 million and $0.4 million for the current quarter and prior year quarter, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was approximately $0.4 million in both the current quarter and prior year quarter.

During the prior year quarter, as a result of entering into an agreement (as sublessor) for the sublease of offices located at 1333 Broadway to a third-party subtenant, the Company recognized a non-cash impairment charge of approximately $1.9 million related to the right-of-use asset for this location, and a non-cash impairment charge of approximately $0.4 million related to leasehold improvement assets at this location.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

Future Lease Obligations

As of March 31, 2025, the maturities of future lease obligations were as follows:

Amount
Year	(in thousands)
2025 (April 1 through December 31)	$1,538
2026	2,060
2027	1,841
2028	570
2029	585
Thereafter	1,420
Total lease payments	8,014
Less: Discount	1,464
Present value of lease liabilities	6,550
Current portion of lease liabilities	1,594
Non-current portion of lease liabilities	$4,956

6. Debt

The Company’s net carrying amount of debt is comprised of the following:

	March 31,	December 31,
($ in thousands)	2025	2024
Term loan debt	$10,000	$7,950
Unamortized deferred finance costs and other reductions to carrying value	(1,280)	(1,381)
Total	8,720	6,569
Current portion of debt	250	—
Long-term debt	$8,470	$6,569

On December 12, 2024, the Company and certain of its subsidiaries entered into a loan and security agreement with FEAC Agent, LLC, as administrative agent and collateral agent, FEF Distributors, LLC, as lead arranger, and Restore Capital, LLC, as agent for certain lenders, pursuant to which the lenders made term loans to the Company and agreed to make additional term loans to the Company upon the satisfaction of a condition precedent described in the loan agreement. The term loans under the loan agreement are as follows: (1) a term loan in the amount of $3.95 million (“Term Loan A”) was made on the closing date, (2) a term loan in the amount of $4.0 million (“Term Loan B”) was made on the closing date, and (3) a term loan in the amount of $2.05 million (“Delayed Draw Term Loan”; Term Loan A, Term Loan B and Delayed Draw Term Loan are referred to as “Term Loans”) was made in March 2025. The proceeds from Term Loan A and Term Loan B were used to repay the remaining balance of the Company’s previous term loan debt with Israel Discount Bank of New York, as well as to pay fees, costs, and expenses incurred in connection with entering into the new loan agreement, and the balance may be used for working capital purposes. Approximately $1.5 million of the proceeds from the Delayed Draw Term Loan were deposited in a bank account to satisfy a liquidity covenant in the loan agreement.

Principal amounts on Term Loans are payable on a pro rata basis in quarterly installments of $250,000 on each of March 31, June 30, September 30, and December 31 of each year, commencing on March 31, 2026, with the unpaid balance due at the maturity date of December 12, 2028.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

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

The Company subsequently refinanced its term loan debt in April 2025; see Note 12 for additional information.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

7.    Stockholders’ Equity

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

All share and per share amounts presented in these condensed consolidated financial statements and accompanying notes, including but not limited to shares issued and outstanding, earnings/(loss) per share, and warrants and options, as well as the dollar amounts of common stock and paid-in capital, have been retroactively adjusted for all periods presented in order to reflect this change in capital structure.

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

Upon closing of the Offering, the Company issued the Representative certain warrants to purchase up to 18,293 shares of common stock (the “Representative’s Warrants”) as compensation, which amount was offset against the proceeds received. The Representative’s Warrants will be exercisable at a per share exercise price of $8.125. The Representative’s Warrants are exercisable, in whole or in part, during the four and one-half-year period commencing 180 days from the commencement of sales of the shares of common stock in the Offering.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

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

Equity Incentive Plans

A total of 400,000 shares of common stock are eligible for issuance under the Company’s 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the grant of any or all of the following types of awards: stock options (incentive or non-qualified), restricted stock, restricted stock units, performance awards, or cash awards. The 2021 Plan is administered by the Company’s Board of Directors, or, at the Board’s discretion, a committee of the Board.

In addition, stock-based awards (including options, warrants, and restricted stock) previously granted under the Company’s 2011 Equity Incentive Plan (the “2011 Plan”) remain outstanding and shares of common stock may be issued to satisfy options or warrants previously granted under the 2011 Plan, although no new awards may be granted under the 2011 Plan.

Stock-based Compensation

Total expense recognized for all forms of stock-based compensation was approximately $0.16 million and $0.13 million for the current quarter and prior year quarter, respectively. Of the current quarter expense amount, approximately $0.13 million related to employees and approximately $0.03 million related to directors and consultants. Of the prior year quarter expense amount, substantially all of the expense was related to directors and consultants.

Stock Options

A summary of the Company’s stock options activity for the current quarter is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding at January 1, 2025	472,392	$19.01	3.65	$—
Granted	—	—
Exercised	—	—
Expired/Forfeited	(23,000)	39.68
Outstanding at March 31, 2025, and expected to vest	449,392	$17.96	3.56	$—
Exercisable at March 31, 2025	74,392	$23.37	1.26	$—

Compensation expense related to stock options for the current quarter and the prior year quarter was approximately $0.02 million and $0.02 million, respectively. Total unrecognized compensation expense related to unvested stock options at March 31, 2025 was approximately $0.02 million and is expected to be recognized over a weighted average period of approximately 1.00 year.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

A summary of the Company’s non-vested stock options activity for the current quarter is as follows:

Weighted
Average
	Number of	Grant Date
	Options	Fair Value
Balance at January 1, 2025	375,000	$16.88
Granted	—	—
Vested	—	—
Forfeited or Canceled	—	—
Balance at March 31, 2025	375,000	$16.88

Of the total stock options outstanding at March 31, 2025, the vesting of 350,000 options is contingent upon the Company’s common stock achieving certain target prices, and the vesting of 10,000 options is dependent upon the achievement of certain revenue targets. None of these 360,000 performance-based stock options have vested, and no compensation expense has been recorded related to such options.

Stock Awards

A summary of the Company’s restricted stock activity for the current quarter is as follows:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2025	35,333	$34.80
Granted	18,310	3.24
Vested	(18,310)	3.24
Expired/Forfeited	—	—
Outstanding at March 31, 2025	35,333	$34.80

In accordance with the amended employment agreements with each of Robert W. D’Loren, Chairman of the Board, Chief Executive Officer and President, and Seth Burroughs, Executive Vice President of Business Development, effective July 16, 2024 and through December 31, 2025, the Company is paying 40% of each such executive officer’s base salary via the issuance of shares of the Company’s common stock, issued on the last day of each month. Each of Mr. D’Loren and Mr. Burroughs are permitted to pay the withholding tax through the exchange of a portion of the shares. Under the terms of these amended agreements, the Company issued an aggregate of 18,310 shares of common stock (which vested immediately) to executives for the current quarter.

Compensation expense related to stock awards was approximately $0.14 million for the current quarter and approximately $0.11 million for the prior year quarter. Total unrecognized compensation expense related to unvested restricted stock grants at March 31, 2025 was approximately $0.02 million and is expected to be recognized over a weighted average period of approximately 1.00 year.

Restricted Stock Units

There were no restricted stock units outstanding as of March 31, 2025 and December 31, 2024, and no restricted stock units have been issued since the inception of the 2021 Plan.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

Shares Available Under the Company’s Equity Incentive Plans

At March 31, 2025, there were 261,650 shares of common stock available for future award grants under the 2021 Plan.

Shares Reserved for Issuance

As of March 31, 2025, there were 711,042 shares of common stock reserved for issuance under the Company’s Equity Incentive Plans, including 400,392 shares reserved pursuant to unexercised warrants and stock options previously granted under the 2011 Plan, 49,000 shares reserved pursuant to unexercised stock options granted under the 2021 Plan, and 261,650 shares available for issuance under the 2021 Plan.

As of March 31, 2025, there were also 263,957 shares of common stock reserved for issuance that were unrelated to the Company’s Equity Incentive Plans, including 100,000 shares reserved pursuant to unexercised warrants related to the Halston Master License (as described below), 18,293 shares reserved pursuant to unexercised Representative’s Warrants related to the March 19, 2024 Offering (as described above), and 145,664 shares reserved pursuant to unexercised warrants related to the December 12, 2024 debt refinancing transaction (see Note 6).

Warrants

A summary of the Company’s warrants activity for the current quarter is as follows:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	(in Years)	Value
Outstanding and exercisable at January 1, 2025	263,957	$9.73	8.96	$—
Issued	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding at March 31, 2025	263,957	$9.73	8.71	$—
Exercisable at March 31, 2025	163,957	$6.52	9.07	$—

In connection with the entrance into the Halston Master License in 2023 (see Note 4), the Company issued to G-III a ten-year warrant to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $15.00 per share, which vests based upon certain annual royalty targets being satisfied under the license agreement. The fair value of this warrant is being recognized as a reduction of revenue over the term of the related license agreement, with an offsetting increase to stockholders’ equity as additional paid-in capital. The amount of contra-revenue recognized related to this warrant during the current quarter and prior year quarter was approximately $0.01 million in each period. As of March 31, 2025, no portion of this warrant had vested.  Excluding the contra-revenue recognized with respect to the Halston Master License warrant, there was no compensation expense related to warrants recognized in any of the periods presented.

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

The following table is a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share computations for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
Numerator:
Net loss attributable to Xcel Brands, Inc. stockholders (in thousands)	$(2,797)	$(6,294)

Denominator:
Basic weighted average number of shares outstanding	2,373,583	2,037,397
Add: Effect of warrants	—	—
Add: Effect of stock options	—	—
Diluted weighted average number of shares outstanding	2,373,583	2,037,397

Basic net income (loss) per share	$(1.18)	$(3.09)
Diluted net income (loss) per share	$(1.18)	$(3.09)

As a result of the net loss for all periods presented, the Company calculated diluted EPS using basic weighted average shares outstanding for all such periods, as utilizing diluted shares would be anti-dilutive to loss per share.

The computation of diluted EPS excludes the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended
	March 31,
	2025	2024
Stock options	449,392	488,904
Warrants	263,957	129,899
Total	713,349	618,803

9. Income Taxes

The estimated annual effective income tax rate for the current quarter and the prior year quarter was approximately -1.8% and 0%, respectively, resulting in an income tax provision (benefit) of $0.05 million and $0, respectively.

For both the current quarter and the prior year quarter, the federal statutory rate differed from the effective tax rate due to the recording of a valuation allowance against the benefit that would have otherwise been recognized, as it was considered not more likely than not that the net operating losses generated during each period will be utilized in future periods.

10. Related Party Transactions

IM Topco, LLC

As described in Note 2, the Company holds a noncontrolling interest in IM Topco. Under the two agreements outlined below, the Company has a net payable to IM Topco of $12,500 as of March 31, 2025.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

Service Agreement

On May 31, 2022, the Company entered into a services agreement with IM Topco, pursuant to which the Company agreed to provide certain design and support services (including assistance with the operations of the interactive television business and related talent support) to IM Topco in exchange for payments of $300,000 per year. In November 2023, the services agreement was amended such that the Company agreed to provide IM Topco with a $600,000 reduction of future service fees over the next eighteen months, beginning on July 1, 2023. In April 2024, the services agreement was further amended to set the service fees at $150,000 per year beginning with the fiscal year ending December 31, 2024. In addition, under the April 2024 amendment, IM Topco was required to prepay the service fees for the year ending December 31, 2025; as of March 31, 2025, IM Topco has prepaid $62,500 of such service fees.

In accordance with the terms of this services agreement (as amended), the Company recognized service fee income of $37,500 within net licensing revenue in the condensed consolidated statements of operations for the three months ended March 31, 2024. No such service fee income was recognized for the three months ended March 31, 2025. As of March 31, 2025, IM Topco owes the Company $125,000 under this agreement.

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

Effective December 16, 2022, the license agreement between IM Topco and Xcel was terminated in favor of a new similar license agreement between IM Topco and an unrelated third party. However, as part of the termination of the May 31, 2022 license agreement, Xcel provided a guarantee to IM Topco for the payment of any difference between (i) the royalties received by IM Topco from the unrelated third party under the new agreement and (ii) the amount of guaranteed royalties that IM Topco would have received from Xcel under the May 31, 2022 agreement. However, for both the current quarter and prior year quarter, royalties received by IM Topco from the third-party agreement were expected to exceed the guaranteed royalties that IM Topco would have received under the May 31, 2022 agreement, and thus no royalty expense for any shortfall was recognized for such periods.

In November 2023, the Company, WHP, and IM Topco entered into an amendment of the May 2022 membership purchase agreement, under which Xcel agreed to make additional royalty payments to IM Topco totaling $450,000 over the following 11 months. As a result of this amendment, the Company recognized a $450,000 increase to the carrying value basis of its equity method investment in IM Topco and a corresponding increase in current liabilities. The Company paid $75,000 of the additional royalty payments to IM Topco during the year ended December 31, 2023, and paid $237,500 during the year ended December 31, 2024. As of March 31, 2025, the remaining payments due totaled $137,500, and are reflected within accounts payable, accrued expenses and other current liabilities in the condensed consolidated balance sheets. As of the date of this Quarterly Report on Form 10-Q, this amount has not been paid to IM Topco.

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

March 31, 2025

(Unaudited)

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

Debt Financing

In connection with the December 12, 2024 term loan debt transaction (see Note 6 for additional details), IPX Capital, LLC (“IPX”), a company controlled by Mr. D’Loren, made a $250,000 advance to one of the Company’s subsidiaries. Of this amount, $200,000 was repaid to IPX upon the closing of the December 12, 2024 debt transaction, and was subsequently returned by IPX to the Company during the three months ended March 31, 2025 for repayment by the Company at a later date. From time to time, Mr. D'Loren may advance funds to the Company on a short-term basis as necessary.

Additionally, IPX purchased a 12.5% undivided, last-out, subordinated participation interest in a portion of the December 2024 Term Loan B debt for a purchase price of $500,000, and received a pro rata share of warrants received by the Term Loan B Lenders to purchase shares of the Company’s common stock. In connection with the April 21, 2025 refinancing of the Company's term loan debt (see Note 12 for additional details), IPX’s participation in Term Loan B was repaid and IPX purchased a $500,000 undivided, last-out, subordinated participation interest in Term Loan A.

Guarantee

Since October 2024, in connection with a required standby letter of credit associated with the Company’s real estate lease for offices located at 1333 Broadway (see Note 5), Mr. D’Loren has provided and continues to provide a personal guarantee to the financial institution providing such letter of credit, in order to satisfy a portion of the associated collateral requirements for the letter of credit.

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

March 31, 2025

(Unaudited)

equal to 12.5% of the total outstanding equity interests of IM Topco, such that Xcel’s ownership interest in IM Topco would decrease from 30% to 17.5%, and WHP’s ownership interest in IM Topco would increase from 70% to 82.5%.

During 2024, management concluded that, based on current trends in and projections of IM Topco’s royalty revenues as well as the Company’s decision to not make the remaining royalty payments to IM Topco, it was virtually certain that the Company would be required to make such transfer of equity interests to WHP in 2025. As such, the Company estimated and recorded a contingent obligation of approximately $4.21 million in the condensed consolidated balance sheets as of December 31, 2024.

During the three months ended March 31, 2025, in accordance with the terms of the amended membership purchase agreement between Xcel and WHP, WHP became contractually entitled to receive from Xcel equity interests in IM Topco equal to 12.5% of the total outstanding equity interests of IM Topco. Also during the current quarter, the Company adjusted the carrying value of the contingent obligation to its estimated fair value of $3.97 million as of March 31, 2025 in the condensed consolidated balance sheets, and recognized a $(0.24) million credit in the condensed consolidated statements of operations.

On and effective April 15, 2025, such equity interests were transferred to WHP in full satisfaction of this contractual obligation (see Note 12 for additional details).

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

12.    Subsequent Events

IM Topco Equity Interest Transfer

On and effective April 15, 2025, the Company and two subsidiaries of WHP entered into a Membership Interest Transfer Agreement, pursuant to which Xcel transferred to WHP equity interests equal to 12.5% of the outstanding equity interests of IM Topco. As a result of the transfer, Xcel’s interest in IM Topco was reduced from a 30% equity interest to a 17.5% equity interest.

As a result, the Company concluded that as of and effective April 2025, it no longer holds significant influence over IM Topco, and discontinued the application of the equity method of accounting. In accordance with relevant GAAP guidance, the Company remeasured its retained investment in IM Topco as of the date of discontinuance of the equity method, which was not significantly different from the value reflected on the Company’s condensed consolidated balance sheet at March 31, 2025. Going forward, as the equity securities of IM Topco are not publicly traded and do not have readily determinable fair values, the Company has elected to measure its investment in IM Topco in accordance with ASC 820-10-35-59: at adjusted cost, less impairment, plus or minus observable price changes of an identical or similar investment of the same issuer.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

Shares Issued to Executives

On April 30, 2025, the Company issued an aggregate of 8,917 shares of common stock to executives, in accordance with the terms of the amended employment agreements with Mr. D’Loren and Mr. Burroughs (see Note 7 for details).

On May 28, 2025, the Company granted Mr. D’Loren 8,750 restricted shares of common stock and options to purchase an aggregate of 8,750 shares of common stock. Also on May 28, 2025, the Company granted Mr. Burroughs 2,500 restricted shares of common stock and options to purchase an aggregate of 2,500 shares of common stock.

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

Within 30 days after April 21, 2025, the outstanding principal amount of the Term Loan A was repaid, on a pro rata basis in an aggregate amount equal to $500,000. Also in connection with this refinancing transaction, IPX’s participation in Term Loan B was repaid and IPX purchased a $500,000 undivided, last-out, subordinated participation interest in Term Loan A.

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

The Term Loans are guaranteed by certain direct and indirect subsidiaries of the Company, and are secured by all of the assets of the Company and such subsidiaries. The April 21, 2025 amendment contains various customary financial covenants and reporting requirements, as specified and defined therein; the Company is currently in compliance with all applicable covenants.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

Also in connection with this refinancing transaction, UTG Capital, Inc., a Delaware corporation (“UTG”), purchased a 100% undivided, participation interest in Term Loan B for a purchase price of $9.12 million and received warrants entitling it to purchase 1,107,457 warrants shares of the Company. Such warrants are exercisable for a period of seven years from the date of issuance, at specified exercise prices ranging from $6.60 per share to $17.50 per share. Further, the Company also issued warrants to purchase 30,000 shares of common stock to Restore Capital (EQ-W), LLC (“Restore”), another of the lenders, and amended warrants to purchase an aggregate of 107,333 shares of common stock held by Restore and warrants previously issued to warrants of FEAC Agent, LLC.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements that are not historical facts contained in this report are forward-looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks are detailed in the Risk Factors section of our Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on May 28, 2025. The words “believe,” “anticipate,” “expect,” “continue,” “estimate,” “appear,” “suggest,” “goal,” “potential,” “predicts,” “seek,” “will,” “confident,” “project,” “provide,” “plan,” “likely,” “future,” “ongoing,” “intend,” “may,” “should,” “would,” “could,” “guidance,” and similar expressions identify forward-looking statements.

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

Xcel owns the Halston, Judith Ripka, and C Wonder brands, as well as the co-branded collaboration brands TowerHill by Christie Brinkley, LB70 by Lloyd Boston, Trust. Respect. Love. by Cesar Millan, and GemmaMade by Gemma Stafford, and also holds noncontrolling interests or long-term license agreements in the Isaac Mizrahi, Orme Live, and Jenny Martinez Live brands. Xcel also owns and manages the Longaberger brand through its controlling interest in Longaberger Licensing, LLC.

Xcel is pioneering a true modern consumer products sales strategy sales strategy which includes the promotion and sale of products under its brands through interactive television, digital live-stream shopping, social commerce, brick-and-mortar retailers, and e-commerce channels to be everywhere its customers shop. Our brands have generated over $5 billion in retail sales via live streaming in interactive television and digital channels alone and over 20,000 hours of content production time in live-stream and social commerce. Our portfolio reaches in excess of 40 million social media followers and 200 million households.

Our objective is to build a diversified portfolio of lifestyle consumer products brands through organic growth and the strategic acquisition of new brands. To grow our brands, we are focused on the following primary strategies:

●	distribution and/or licensing of our brands for sale through interactive television (e.g., QVC, HSN, America’s Collectible Network, Inc. d/b/a JTV (“JTV”), etc.);
●	licensing of our brands to retailers that sell to the end consumer;
●	licensing our brands to manufacturers and retailers for promotion and distribution through e-commerce, social commerce, and traditional brick-and-mortar retail channels; and
●	acquiring additional consumer brands and integrating them into our operating platform, and leveraging our operating infrastructure and distribution relationships.

We believe that Xcel offers a unique value proposition to our retail and direct-to-consumer customers and our licensees for the following reasons:

●	our management team, including our officers’ and directors’ experience in, and relationships within the industry;

●	our deep knowledge, expertise, and proprietary technology in live streaming and social commerce;
●	our design, sales, marketing, and technology platform that enables us to design trend-right product; and
●	our significant media and internet presence.

Summary of Operating Results

Three months ended March 31, 2025 (the “current quarter”) compared with the three months ended March 31, 2024 (the “prior year quarter”)

Revenues

Current quarter net revenue decreased $0.85 million to $1.33 million from $2.18 million for the prior year quarter. This decrease was primarily attributable to the June 30, 2024 divestiture of the Lori Goldstein brand and the loss of the licensing revenues associated with that brand, partially offset by increased licensing revenues generated by our other brands, particularly for the C Wonder brand and the TowerHill by Christie Brinkley brand.

Direct Operating Costs and Expenses

Direct operating costs and expenses decreased approximately $1.68 million, from $3.96 million in the prior year quarter to $2.28 million in the current quarter. This decrease was primarily attributable to the 2023 restructuring and transformation of our business operating model, along with additional cost reduction actions taken by management in 2024, which have significantly reduced the Company’s payroll, operating, and overhead costs. Management has continued to implement additional cost cutting measures throughout the first quarter of 2025 to further optimize the Company’s cost structure. As of the end of the first quarter of 2025, the Company has reduced its direct operating expenses to an expected run rate of less than $10 million per annum.

Other Operating Costs and Expenses (Income)

Depreciation and amortization expense decreased approximately $0.69 million, from $1.59 million in the prior year quarter to $0.90 million in the current quarter. This decrease is primarily attributable to the June 30, 2024 divestiture of the Lori Goldstein brand, which included trademarks related to that brand with a net book value of approximately $1.93 million at the time of the divestiture.

We recognized losses related to our equity investments in unconsolidated affiliates (IM Topco, LLC and ORME Live Inc.) of $0.58 million and $0.53 million for the current quarter and prior year quarter, respectively, due to the operations of those businesses, the distribution provisions applicable to each, and (in the current quarter) changes in estimated fair value. However, effective January 2025, the Company no longer applies the equity method of accounting to its investment in ORME, and effective April 2025, the Company will no longer apply the equity method of accounting to its investment in IM Topco. Going forward, the Company’s investments in these unconsolidated affiliates will be valued at adjusted cost basis, less impairment, plus or minus observable price changes of an identical or similar investment of the same issuer.

We also recognized other income of $(0.24) million related to the change in the estimated value of a contractual contingent obligation (related to our investment in IM Topco, LLC) during the current quarter.

During the prior year quarter we recognized asset impairment charges of $2.30 million related to our exit from and sublease of our offices at 1333 Broadway, of which approximately $1.9 million related to the operating lease right-of-use asset and approximately $0.4 million related to leasehold improvements at that location. There were no similar asset impairment charges recognized during the current quarter.

Income Taxes

The estimated annual effective income tax rate for the current quarter and the prior year quarter was approximately -1.8% and 0%, respectively, resulting in an income tax provision (benefit) of $0.05 million and $0, respectively.

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

Net Loss Attributable to Xcel Brands, Inc. Stockholders

We had a net loss of $2.80 million for the current quarter, compared with a net loss of $6.29 million for the prior year quarter, due to the combination of the factors outlined above.

Non-GAAP Net Income (Loss), Non-GAAP Diluted EPS, and Adjusted EBITDA

We had a non-GAAP net loss of approximately $1.37 million, or $0.58 per diluted share (“non-GAAP diluted EPS”), for the current quarter and a non-GAAP net loss of $1.80 million, or $0.88 per diluted share, for the prior year quarter. Non-GAAP net income (loss) is a non-GAAP unaudited term, which we define as net income (loss) attributable to Xcel Brands, Inc. stockholders, exclusive of amortization of trademarks, income (loss) from equity method investments, change in contingent reduction in equity ownership of IM Topco, LLC, stock-based compensation and cost of licensee warrants, asset impairment charges, and income taxes (if any). Non-GAAP net income (loss) and non-GAAP diluted EPS measures do not include the tax effect of the aforementioned adjusting items, due to the nature of these items and the Company’s tax strategy.

We had Adjusted EBITDA of approximately $(0.70) million for the current quarter, compared with approximately $(1.57) million for the prior year quarter. Adjusted EBITDA is a non-GAAP unaudited measure, which we define as net income (loss) attributable to Xcel Brands, Inc. stockholders before interest and finance expenses (including loss on extinguishment of debt, if any), accretion of lease liability for exited leases, income taxes, other state and local franchise taxes, depreciation and amortization, income (loss) from equity method investments, change in contingent reduction in equity ownership of IM Topco, LLC, asset impairment charges, stock-based compensation and cost of licensee warrants, and costs associated with restructuring of operations.

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

The following table is a reconciliation of net loss attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net loss:

	Three Months Ended
	March 31,
($ in thousands)	2025	2024
Net loss attributable to Xcel Brands, Inc. stockholders	$(2,797)	$(6,294)
Amortization of trademarks	875	1,519
Loss from equity method investments	576	533
Change in contingent reduction in equity ownership of IM Topco, LLC	(240)	—
Stock-based compensation and cost of licensee warrants	166	144
Asset impairment charges	—	2,295
Income tax provision (benefit)	50	—
Non-GAAP net loss	$(1,370)	$(1,803)

The following table is a reconciliation of diluted loss per share (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted EPS:

	Three Months Ended
	March 31,
	2025	2024
Diluted loss per share	$(1.18)	$(3.09)
Amortization of trademarks	0.37	0.75
Loss from equity method investments	0.24	0.26
Change in contingent reduction in equity ownership of IM Topco, LLC	(0.10)	—
Stock-based compensation and cost of licensee warrants	0.07	0.07
Asset impairment charges	—	1.13
Income tax provision (benefit)	0.02	—
Non-GAAP diluted EPS	$(0.58)	$(0.88)
Non-GAAP weighted average diluted shares	2,373,583	2,037,397

The following table is a reconciliation of net loss attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Three Months Ended
	March 31,
($ in thousands)	2025	2024
Net loss attributable to Xcel Brands, Inc. stockholders	$(2,797)	$(6,294)
Interest and finance expense	560	150
Accretion of lease liability for exited lease	61	—
Income tax provision (benefit)	50	—
State and local franchise taxes	8	12
Depreciation and amortization	900	1,589
Loss from equity method investments	576	533
Change in contingent reduction in equity ownership of IM Topco, LLC	(240)	—
Asset impairment charges	—	2,295
Stock-based compensation and cost of licensee warrants	166	144
Costs associated with restructuring of operations	17	—
Adjusted EBITDA	$(699)	$(1,571)

Liquidity and Capital Resources

General

As of March 31, 2025 and December 31, 2024, our unrestricted cash and cash equivalents were $0.3 million and $1.3 million, respectively.

Restricted cash at March 31, 2025 consisted of $0.7 million of cash deposited as collateral for a standby letter of credit associated with a real estate lease and $1.5 million of cash deposited in a bank account to satisfy a liquidity covenant in the Company’s term loan debt agreement.

Restricted cash at December 31, 2024 consisted of $0.7 million of cash deposited as collateral for a standby letter of credit associated with a real estate lease.

Our principal capital requirements have generally been to fund working capital needs and acquire new brands. Our current “licensing plus” operating model is a working capital light business model, and generally does not require material capital expenditures. As of March 31, 2025, we have no significant commitments for future capital expenditures.

Working Capital

We had a working capital (current assets less current liabilities, excluding the current portions of lease obligations, deferred revenue, and any contingent obligations payable in shares or via other non-cash means) deficit of approximately $0.6 million as of March 31, 2025. We had working capital of $0.8 million as of December 31, 2024.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

As of March 31, 2025, we have incurred recurring losses, a history of cash flows used in operating activities, and an accumulated deficit. While we have undertaken significant restructuring efforts during 2023 and 2024, and have implemented additional measures during the first quarter of 2025 to further optimize its cost structure, management has determined that, absent additional funding, there is substantial doubt about the Company’s ability to meet its financial obligations as they become due within twelve months from the date these accompanying unaudited condensed consolidated financial statements are issued.

Subsequent to March 31, 2025, we restructured our outstanding debt and received net proceeds from financing activities. However, these proceeds may still be insufficient to fully address our liquidity needs. We are actively pursuing an equity offering to secure additional capital; however, there can be no assurance that such efforts will be successful or that sufficient funds will be obtained to meet our obligations.

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

Operating Activities

Net cash used in operating activities was approximately $1.43 million in the current quarter, compared with approximately $2.61 million in the prior year quarter.

The current quarter net cash used in operating activities was primarily attributable to the combination of the net loss of $(2.80) million plus non-cash items of approximately $1.45 million and the net change in operating assets and liabilities of approximately $(0.08) million. Non-cash items were comprised of approximately $0.90 million of depreciation and amortization expense, $0.34 million of non-cash expenses related to our equity method investees, $0.11 million of stock-based compensation and cost of licensee warrants, and $0.10 of amortization of deferred finance costs. The net change in operating assets and liabilities was primarily comprised of a decrease in deferred revenue of $(0.21) million and a decrease in lease-related assets and liabilities of $(0.08) million, partially offset by a decrease in accounts receivable of approximately $0.16 million.

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

Investing Activities

Net cash used in investing activities in the current quarter was comprised of purchases of equipment totaling approximately $0.01 million.

There was no net cash used in or provided by investing activities for the prior year quarter.

Financing Activities

Net cash provided by financing activities in the current quarter was primarily attributable to $2.05 million of proceeds received from the delayed draw portion of the Company’s December 2024 term loan agreement.

Net cash provided by financing activities in the prior year quarter was $1.90 million, attributable to the net proceeds received from the March 2024 public offering and private placement transactions in which the Company issued an aggregate of 357,889 shares of common stock along with warrants exercisable for an additional 18,293 shares of common stock.

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

Within 30 days after April 21, 2025, the outstanding principal amount of the Term Loan A was repaid, on a pro rata basis in an aggregate amount equal to $500,000. Also in connection with this refinancing transaction, IPX’s participation in Term Loan B was repaid and IPX purchased a $500,000 undivided, last-out, subordinated participation interest in Term Loan A.

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

The Term Loans are guaranteed by certain direct and indirect subsidiaries of the Company, and are secured by all of the assets of the Company and such subsidiaries. The April 21, 2025 amendment contains various customary financial covenants and reporting requirements, as specified and defined therein; the Company is currently in compliance with all applicable covenants.

Also in connection with this refinancing transaction, UTG Capital, Inc., a Delaware corporation (“UTG”), purchased a 100% undivided, participation interest in Term Loan B for a purchase price of $9.12 million and received warrants entitling it to purchase 1,107,457 warrants shares of the Company. Such warrants are exercisable for a period of seven years from the date of issuance, at specified exercise prices ranging from $6.60 per share to $17.50 per share. Further, the Company also issued warrants to purchase 30,000 shares of common stock to Restore Capital (EQ-W), LLC (“Restore”), another of the lenders, and amended warrants to purchase an aggregate of 107,333 shares of common stock held by Restore and warrants previously issued to warrants of FEAC Agent, LLC.

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

While the 2022 sale of a majority interest in the Isaac Mizrahi brand and the 2024 divestiture of the LOGO by Lori Goldstein brand resulted in significant decreases in our licensing revenues, we have taken and continue to take actions to replace those revenues with new strategic business initiatives, as we concentrate our resources on growing our brands, launching new brands, and entering into new business partnerships. We continue to seek new opportunities, including expansion through interactive television, live streaming, and additional domestic and international licensing arrangements, and acquiring and collaborating with additional brands, including the TowerHill by Christie Brinkley brand and LB70 by Lloyd Boston brand, both of which launched in 2024. We recently announced two new co-branded collaborations, which are planned to launch in Spring 2026.

During 2023 and throughout 2024, we have restructured our business operations into a leaner, more focused “licensing plus” business model. We have entered into structured contractual arrangements with best-in-class business partners in order to more efficiently operate our former wholesale and e-commerce businesses while reducing and better managing our exposure to operating risks, and taken additional actions to generate cost savings. Based on all of these actions taken to date, plus additional measures implemented during the first quarter of 2025 to further optimize the Company’s cost structure, the Company’s direct operating costs on an annualized basis have been reduced from approximately $8 million per quarter under our previous operating model to less than $2.5 million per quarter on a going-forward basis. This represents more than $22 million of cost savings on an annualized basis compared to our cost structure in 2022.

Nonetheless, we continue to face a number of headwinds in the current macroeconomic environment. Poor economic and market conditions, including the impacts of inflation and rising consumer debt levels, may negatively impact market sentiment, decreasing the demand for apparel, footwear, accessories, fine jewelry, home goods, and other consumer products, which would adversely affect our operating income and results of operations. If we are unable to take effective measures in a timely manner to mitigate the impact of inflation and/or a potential recession, our business, financial condition, and results of operations could be adversely affected.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on May 28, 2025, for a discussion of our critical accounting policies and estimates. During the three months ended March 31, 2025, there were no material changes to our critical accounting policies or estimates.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.    CONTROLS AND PROCEDURES

A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2025, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2025, due to the material weakness described below.

The basis for the conclusion that such internal control was ineffective principally included consideration of the fact that the Company was unable to file its Annual Report on Form 10-K and Quarterly Report on Form 10-Q within the time specified in SEC rules and forms, as management did not maintain appropriately designed entity-level controls impacting Information and Communication and Monitoring, related to a material asset. The Company is dependent on a third party to report financial information related to an investment in an unconsolidated affiliate. The timing of the receipt of information from the third party did not permit adequate time to meet SEC deadlines for the Company’s required filings.

In response to the material weaknesses noted above, the Company’s management began to take actions to remediate the identified material weaknesses in internal control over financial reporting during the fiscal year ended December 31, 2025, including increased communication with the aforementioned third party.

B. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

We operate in a highly competitive industry that involves numerous known and unknown risks and uncertainties that could impact our operations. The risks described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

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

Date: June 4, 2025	By:	/s/ Robert W. D’Loren
Name: Robert W. D’Loren
Title: Chairman and Chief Executive Officer

	By:	/s/ James F. Haran
Name: James F. Haran
Title: Chief Financial Officer and Vice President