Form 10-Q
period 2025-06-30
XCel Brands, Inc.
filed 2025-08-14
CIK 1083220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 7, 2025, there were 4,762,360 shares of common stock, $.001 par value per share, of the issuer outstanding.

XCEL BRANDS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)	(Note 1)
Assets
Current Assets:
Cash and cash equivalents	$970	$1,254
Accounts receivable, net of allowances for credit losses of $0	1,823	2,269
Prepaid expenses and other current assets	416	520
Total current assets	3,209	4,043
Non-current Assets:
Property and equipment, net	158	182
Operating lease right-of-use assets	3,385	3,751
Trademarks and other intangibles, net	32,994	34,759
Investments in unconsolidated affiliates	5,531	10,110
Other assets	1,912	911
Total non-current assets	43,980	49,713

Total Assets	$47,189	$53,756

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$1,925	$2,734
Deferred revenue	1,328	1,380
Accrued income taxes payable	88	554
Current portion of operating lease obligations	1,625	1,513
Current portion of long-term debt	500	—
Contingent obligation	—	4,213
Total current liabilities	5,466	10,394
Long-Term Liabilities:
Deferred revenue	2,222	2,667
Long-term portion of operating lease obligations	4,537	5,297
Long-term debt, net, less current portion	11,753	6,569
Other long-term liabilities	715	431
Total long-term liabilities	19,227	14,964
Total Liabilities	24,693	25,358

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, and 2,437,500 and 2,368,072 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	2	2
Paid-in capital	107,552	106,666
Accumulated deficit	(83,029)	(76,244)
Total Xcel Brands, Inc. stockholders' equity	24,525	30,424
Noncontrolling interest	(2,029)	(2,026)
Total Stockholders' Equity	22,496	28,398

Total Liabilities and Stockholders' Equity	$47,189	$53,756

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues
Net licensing revenue	$1,321	$2,826	$2,653	$5,010
Net sales	—	128	—	128
Net revenue	1,321	2,954	2,653	5,138
Cost of goods sold	—	38	—	38
Gross profit	1,321	2,916	2,653	5,100

Direct operating costs and expenses
Salaries, benefits and employment taxes	984	1,630	2,070	3,563
Other selling, general and administrative expenses	912	1,490	2,109	3,519
Total direct operating costs and expenses	1,896	3,120	4,179	7,082

Operating loss before other operating costs and expenses (income)	(575)	(204)	(1,526)	(1,982)

Other operating costs and expenses (income)
Depreciation and amortization	899	1,545	1,799	3,134
Asset impairment charges	—	1,188	—	3,483
Loss from equity method investments	180	557	516	1,090
Gain on divestiture of Lori Goldstein Brand	—	(3,801)	—	(3,801)

Operating (loss) income	(1,654)	307	(3,841)	(5,888)

Interest and finance expense (income)
Interest expense	457	139	930	285
Other interest and finance charges (income), net	30	7	117	11
Loss on early extinguishment of debt	1,850	—	1,850	—
Interest and finance expense (income), net	2,337	146	2,897	296

(Loss) income before income taxes	(3,991)	161	(6,738)	(6,184)

Income tax provision (benefit)	—	—	50	—

Net (loss) income	(3,991)	161	(6,788)	(6,184)
Net loss attributable to noncontrolling interest	(3)	(34)	(3)	(85)
Net (loss) income attributable to Xcel Brands, Inc. stockholders	$(3,988)	$195	$(6,785)	$(6,099)

(Loss) earnings per common share attributable to Xcel Brands, Inc. stockholders:
Basic (loss) earnings per share (1)	$(1.66)	$0.08	$(2.84)	$(2.78)
Diluted (loss) earnings per share (1)	$(1.66)	$0.08	$(2.84)	$(2.78)
Weighted average number of common shares outstanding:
Basic weighted average common shares outstanding (1)	2,403,639	2,349,014	2,388,694	2,193,206
Diluted weighted average common shares outstanding (1)	2,403,639	2,353,879	2,388,694	2,193,206

(1)	Amounts presented for 2024, including the weighted average number of shares outstanding and the resulting loss per share information have been retroactively adjusted in order to give effect to the Company’s March 24, 2025 1-for-10 reverse stock split. See Note 1 and Note 7.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Xcel Brands, Inc. Stockholders
	Common Stock
	Number of		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance as of December 31, 2023	1,979,413	$2	$103,879	$(53,849)	$(1,861)	$48,171

Compensation expense related to stock options and restricted stock	—	—	36	—	—	36

Contra-revenue related to warrants held by licensee	—	—	10	—	—	10

Shares issued to consultant in connection with stock grant	7,800	—	98	—	—	98

Shares issued in connection with public offering and private placement transactions, net of transaction costs	357,889	—	1,902	—	—	1,902

Net loss	—	—	—	(6,294)	(51)	(6,345)

Balance as of March 31, 2024	2,345,102	2	105,925	(60,143)	(1,912)	43,872

Compensation expense related to stock options and restricted stock	—	—	32	—	—	32

Contra-revenue related to warrants held by licensee	—	—	10	—	—	10

Shares issued to directors in connection with restricted stock grants	4,000	—	—	—	—	—

Net income (loss)	—	—	—	195	(34)	161

Balance as of June 30, 2024	2,349,102	$2	$105,967	$(59,948)	$(1,946)	$44,075

Balance as of December 31, 2024	2,368,072	$2	$106,666	$(76,244)	$(2,026)	$28,398

Additional impact related to fractional shares from reverse stock split	(57)	—	—	—	—	—

Compensation expense related to stock options and restricted stock	—	—	33	—	—	33

Contra-revenue related to warrants held by licensee	—	—	10	—	—	10

Shares issued to executives for pro rata portion of base salaries, net of withholding taxes	18,310	—	66	—	—	66

Net loss	—	—	—	(2,797)	—	(2,797)

Balance as of March 31, 2025	2,386,325	2	106,775	(79,041)	(2,026)	25,710

Compensation expense related to stock options and restricted stock	—	—	54	—	—	54

Contra-revenue related to warrants held by licensee	—	—	9	—	—	9

Warrants issued and amended in connection with refinancing of term loan debt	—	—	648	—	—	648

Shares issued to management and directors in connection with restricted stock grants	21,500	—	—	—	—	—

Shares issued to executives for pro rata portion of base salaries, net of withholding taxes	29,675	—	66	—	—	66

Net loss	—	—	—	(3,988)	(3)	(3,991)

Balance as of June 30, 2025	2,437,500	$2	$107,552	$(83,029)	$(2,029)	$22,496

The values of Common stock and Paid-in capital, as well as the number of shares issued and outstanding, have been retroactively adjusted in order to give effect to the Company’s March 24, 2025 1-for-10 reverse stock split. See Note 1 and Note 7.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(6,788)	$(6,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,799	3,134
Asset impairment charges	—	3,483
Paid in-kind interest expense	192	—
Amortization of deferred finance costs and other non-cash interest expense	176	54
Stock-based compensation and cost of licensee warrants	238	186
Provision for (recovery of) credit losses	—	(45)
Loss from equity method investments	516	1,090
Loss on early extinguishment of debt	1,850	—
Gain on divestiture of Lori Goldstein brand	—	(3,801)
Changes in operating assets and liabilities:
Accounts receivable	446	444
Inventory	—	46
Prepaid expenses and other current and non-current assets	104	(146)
Deferred revenue	(497)	(345)
Accounts payable, accrued expenses, accrued income taxes payable, and other current liabilities	(1,560)	(555)
Lease-related assets and liabilities	(282)	(634)
Other long-term liabilities	8	390
Net cash used in operating activities	(3,798)	(2,883)

Cash flows from investing activities
Purchase of property and equipment	(10)	(104)
Net cash used in investing activities	(10)	(104)

Cash flows from financing activities
Proceeds from public offering and private placement transactions, net of transaction costs	—	1,902
Proceeds from long-term debt	5,670	—
Payment of deferred finance costs	(530)	—
Shares repurchased including vested restricted stock in exchange for withholding taxes	(116)	—
Payment of long-term debt	(500)	(250)
Net cash provided by financing activities	4,524	1,652

Net increase (decrease) in cash, cash equivalents, and restricted cash	716	(1,335)

Cash, cash equivalents, and restricted cash at beginning of period	1,993	2,998

Cash, cash equivalents, and restricted cash at end of period	$2,709	$1,663

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$970	$924
Restricted cash (reported in other non-current assets)	1,739	739
Total cash, cash equivalents, and restricted cash	$2,709	$1,663

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$476	$234
Cash paid during the period for income taxes	$—	$—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

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

As of June 30, 2025, the Company’s brand portfolio consists of the following:

●	the Halston, Judith Ripka, and C Wonder brands, which are wholly owned by Xcel;
●	the TowerHill by Christie Brinkley brand, which is a new co-branded collaboration between Xcel and Christie Brinkley that launched in May 2024;
●	the LB70 by Lloyd Boston brand, which is a new co-branded collaboration between Xcel and Lloyd Boston that launched in August 2024;
●	the Trust, Respect, Love by Cesar Millan brand, which is a new co-branded collaboration between Xcel and Cesar Millan that is planned to launch in Fall 2025;
●	the Longaberger brand, which Xcel manages through its 50% ownership interest in Longaberger Licensing, LLC; the Company consolidates Longaberger Licensing, LLC and recognizes noncontrolling interest for the remaining ownership interest held by a third party (see Note 2 for additional details);
●	the Isaac Mizrahi brand, in which Xcel holds a noncontrolling interest through IM Topco, LLC (see Note 2 and Note 12 for additional details);
●	a new brand which will be a co-branded collaboration between Xcel and Coco Rocha, that is planned to launch in Fall 2026;

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

(Unaudited)

●	GemmaMade, which is a co-branded collaboration between Xcel and baking influencer Gemma Stafford which is planned to launch in Fall 2025; and
●	Mesa Mia, which is a brand owned by Mexican home influencer Jenny Martinez, and for which Xcel holds the television rights through a long-term license agreement and expects to launch in Fall 2025.

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

Restricted cash at June 30, 2025 consisted of $0.7 million of cash deposited as collateral for a standby letter of credit associated with a real estate lease and $1.0 million of cash deposited in a bank account to satisfy a liquidity covenant in the Company’s term loan debt agreement. Restricted cash at December 31, 2024 consisted of $0.7 million of cash deposited as collateral for a standby letter of credit associated with a real estate lease.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

(Unaudited)

Going Concern

The unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

As of June 30, 2025, the Company has incurred recurring losses, a history of cash flows used in operating activities, and an accumulated deficit. While the Company has undertaken significant restructuring efforts during 2023 and 2024, and implemented additional measures during 2025 to further optimize its cost structure, management has determined that, absent additional funding, there is substantial doubt about the Company’s ability to meet its financial obligations as they become due within twelve months from the date these financial statements are issued.

In April 2025, the Company restructured its outstanding debt and received net proceeds from financing activities. In August 2025, the Company closed on a public offering and private placement of its common stock, which provided the Company with additional net proceeds. While these transactions have significantly improved the Company’s liquidity position, the proceeds received may still be insufficient to fully address the Company’s liquidity needs.

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

June 30, 2025

(Unaudited)

2.    Investments in Unconsolidated Affiliates and Variable Interest Entities

Investment in IM Topco, LLC

On May 31, 2022, Xcel sold 70% of the membership interests of IM Topco, LLC (“IM Topco”), a former subsidiary which holds the trademarks and other intellectual property rights relating to the Isaac Mizrahi Brand, to a subsidiary of WHP Global (“WHP”), a private equity-backed brand management and licensing company. From June 1, 2022 through April 15, 2025, the Company accounted for its 30% retained interest in the ongoing operations of IM Topco as a component of other operating costs and expenses under the equity method of accounting, using the distribution provisions set forth in the governing business venture agreement between the Company and WHP.

On and effective April 15, 2025, pursuant to certain provisions contained in the May 31, 2022 membership interest purchase agreement between Xcel and WHP (as amended), the Company and two subsidiaries of WHP entered into a Membership Interest Transfer Agreement, under which Xcel transferred to WHP equity interests equal to 12.5% of the outstanding equity interests of IM Topco. As a result of the transfer, Xcel’s interest in IM Topco was reduced from a 30% equity interest to a 17.5% equity interest.

Accordingly, as of and effective April 15, 2025, the Company concluded that as it no longer holds significant influence over IM Topco, and discontinued the application of the equity method of accounting. In accordance with relevant GAAP guidance, the Company remeasured its retained investment in IM Topco as of the date of discontinuance of the equity method, which was not significantly different from the value reflected on the Company’s condensed consolidated balance sheet at March 31, 2025. From April 15, 2025, as the equity securities of IM Topco are not publicly traded and do not have readily determinable fair values, the Company has elected to measure its investment in IM Topco in accordance with ASC 321-10-35-2: at adjusted cost, less impairment, plus or minus observable price changes of an identical or similar investment of the same issuer.

Thus, for the three months ended June 30, 2025, the Company recognized a $0.18 million loss related to its investment in IM Topco, comprised of (i) a $0.03 million equity method loss, and (ii) other related costs and adjustments totaling $0.15 million.

For the six months ended June 30, 2025, the Company recognized a $0.52 million loss related to its investment in IM Topco, comprised of (i) a $0.21 million equity method loss, (ii) a $(0.24) million adjustment to the carrying value of a contingent contractual obligation related to IM Topco (see Note 11 for additional information), and (ii) other related costs and adjustments totaling $0.55 million.

For the three and six months ended June 30, 2024, the Company recognized equity method losses related to its investment in IM Topco of $0.52 million and $1.03 million, respectively.

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

(Unaudited)

3.    Trademarks and Other Intangibles

Trademarks and other intangibles, net consist of the following:

	Weighted
	Average	June 30, 2025
	Amortization	Gross Carrying	Accumulated	Net Carrying
($ in thousands)	Period	Amount	Amortization	Amount
Trademarks (finite-lived)	15 years	58,580	25,603	32,977
Copyrights and other intellectual property	8 years	429	412	17
Total		$59,009	$26,015	$32,994

	Weighted
	Average	December 31, 2024
	Amortization	Gross Carrying	Accumulated	Net Carrying
($ in thousands)	Period	Amount	Amortization	Amount
Trademarks (finite-lived)	15 years	58,580	23,852	34,728
Copyrights and other intellectual property	8 years	429	398	31
Total		$59,009	$24,250	$34,759

Amortization expense for intangible assets was approximately $0.88 million for the three-month period ended June 30, 2025 (the "current quarter") and approximately $1.52 million for the three-month period ended June 30, 2024 (the "prior year quarter").

Amortization expense intangible assets was approximately $1.77 million for the six-month period ended June 30, 2025 (the "current six months") and approximately $3.06 million for the six-month period ended June 30, 2024 (the "prior year six months").

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

Net licensing revenue from the Qurate Agreements totaled $0.24 million and $1.77 million for the current quarter and prior year quarter, respectively, representing approximately 18% and 60% of the Company’s total net revenue for the current quarter and prior year quarter, respectively.

Net licensing revenue from the Qurate Agreements totaled $0.58 million and $3.01 million for the current six months and prior year six months, respectively, representing approximately 22% and 59% of the Company’s total net revenue for the current six months and prior year six months, respectively.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

(Unaudited)

As of June 30, 2025 and December 31, 2024, the Company had receivables from Qurate of $0.26 million and $0.40 million, respectively, representing approximately 14% and 18% of the Company’s total net accounts receivable, respectively.

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

As a result of the upfront cash payment and guaranteed minimum royalties discussed above, the Company has recognized $3.11 million and $3.56 million of deferred revenue contract liabilities on its condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively. As of December 31, 2024, approximately $0.89 million of the contract liability balance was classified as a current liability and approximately $2.67 million was classified as a long-term liability. As of June 30, 2025, approximately $0.89 million of the contract liability balance was classified as a current liability and approximately $2.22 million was classified as a long-term liability; the balance of the deferred revenue contract liabilities will be recognized ratably as revenue over the next 3.5 years.

Net licensing revenue recognized from the Halston Master License was $0.64 million for both the current quarter and prior year quarter, representing approximately 48% and 22% of the Company’s total net revenue for the current quarter and prior year quarter, respectively. Net licensing revenue recognized from the Halston Master License was $1.28 million for both the current six months and prior year six months, representing approximately 48% and 25% of the Company’s total net revenue for the current six months and prior year six months, respectively.

JTV / America’s Collectibles Network, Inc.

The Company has a license agreement with America’s Collectibles Network, Inc. (d/b/a JTV) (“JTV”) that obligates JTV to pay the Company royalties based on product sales of Judith Ripka Brand merchandise. In addition, the Company has outstanding receivables from prior product sales of fine jewelry made to JTV. As of June 30, 2025 and December 31, 2024, the Company had receivables from JTV of $0.68 million and $1.06 million, respectively, representing approximately 37% and 47% of the Company’s total net accounts receivable, respectively.

5. Leases

The Company is party to operating leases for real estate, and for certain equipment and storage space with a term of 12 months or less. The Company is currently not a party to any finance leases.

As of June 30, 2025, the Company’s real estate leases have a weighted-average remaining lease term of approximately 4.38 years, and the lease liabilities are measured using a weighted-average discount rate of 7.98%.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

(Unaudited)

Total lease expense (net of sublease income) included in selling, general and administrative expenses on the Company’s unaudited condensed consolidated statements of operations was approximately $0.2 million for both the current quarter and prior year quarter, and approximately $0.4 million for both the current six months and prior year six months.

Cash paid for amounts included in the measurement of operating lease liabilities was approximately $0.5 million for the current quarter, $0.4 million for the prior year quarter, $0.9 million for the current six months, and $0.8 million for the prior year six months.

During the prior year, as a result of entering into an agreement (as sublessor) in January 2024 for the sublease of offices located at 1333 Broadway to a third-party subtenant, the Company recognized non-cash impairment charges related to the right-of-use asset for this location and associated leasehold improvement assets at this location. These impairment charges amounted to approximately $1.2 million for the prior year quarter and approximately $3.5 million for the prior year six months.

Future Lease Obligations

As of June 30, 2025, the maturities of future lease obligations were as follows:

Amount
Year	(in thousands)
2025 (July 1 through December 31)	$1,025
2026	2,060
2027	1,841
2028	570
2029	585
Thereafter	1,420
Total lease payments	7,501
Less: Discount	1,339
Present value of lease liabilities	6,162
Current portion of lease liabilities	1,625
Non-current portion of lease liabilities	$4,537

6. Debt

The Company’s net carrying amount of debt is comprised of the following:

	June 30,	December 31,
($ in thousands)	2025	2024
Term loan debt	$13,312	$7,950
Unamortized deferred finance costs and other reductions to carrying value	(1,059)	(1,381)
Total	12,253	6,569
Current portion of debt	500	—
Long-term debt	$11,753	$6,569

General

On December 12, 2024, the Company and certain of its subsidiaries entered into a loan and security agreement with FEAC Agent, LLC (“FEAC”), as administrative agent and collateral agent, FEF Distributors, LLC, as lead arranger, and Restore Capital, LLC (“Restore”), as agent for certain lenders, pursuant to which the lenders made term loans to the Company and

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

(Unaudited)

agreed to make additional term loans to the Company upon the satisfaction of a condition precedent described in the loan agreement. The term loans under the loan agreement are as follows: (1) a term loan in the amount of $3.95 million (“Term Loan A”) was made on the closing date, (2) a term loan in the amount of $4.0 million (“Term Loan B”) was made on the closing date, and (3) a term loan in the amount of $2.05 million (“Delayed Draw Term Loan”; Term Loan A, Term Loan B and Delayed Draw Term Loan are referred to as “Term Loans”) was made in March 2025. The proceeds from Term Loan A and Term Loan B were used to repay the remaining balance of the Company’s previous term loan debt with Israel Discount Bank of New York, as well as to pay fees, costs, and expenses incurred in connection with entering into the new loan agreement, and the balance may be used for working capital purposes. Approximately $1.5 million of the proceeds from the Delayed Draw Term Loan were deposited in a bank account to satisfy a liquidity covenant in the loan agreement.

On April 21, 2025, the Company and certain of its subsidiaries and its lenders and FEAC Agent, LLC entered into an amendment of the December 12, 2024 loan and security agreement, which provided for $1.5 million repayment of the $3.95 million Term Loan A and an additional Term Loan B in the amount of $5.12 million. The term loans outstanding after giving effect to the April 21, 2025 amendment and the application of the proceeds of the additional Term Loan B are as follows: (1) Term Loan A in the amount of $4.50 million, and (2) Term Loan B in the amount of $9.12 million. The proceeds from the additional Term Loan B were used to repay a portion of Term Loan A, as well as to pay fees, costs, and expenses incurred in connection with entering into the April 21, 2025 amendment, and the balance will be used for working capital purposes.

In connection with the April 21, 2025 amendment and refinancing transaction, UTG Capital, Inc., a Delaware corporation (UTG”), purchased a 100% undivided, participation interest in Term Loan B for a purchase price of $9.12 million. Also in connection with the refinancing, the Company issued certain warrants to UTG and Restore, and amended certain warrants that had been previously issued on December 12, 2024 (see Note 7 for additional details).

On May 15, 2025, the Company repaid $0.50 million of the outstanding principal amount of Term Loan A.

The Term Loans are guaranteed by certain direct and indirect subsidiaries of the Company, and are secured by all of the assets of the Company and such subsidiaries. The loan agreement contains various customary financial covenants and reporting requirements, as specified and defined therein. The Company was in compliance with all applicable covenants under the loan agreement as of and for all periods presented in the condensed consolidated financial statements.

Principal

Principal on Term Loan A is payable on a pro rata basis in quarterly installments of $250,000 on each of March 31, June 30, September 30, and December 31 of each year, commencing on March 31, 2026, with the unpaid balance due on the maturity date of December 12, 2028. Principal on Term Loan B is payable on the maturity date of December 12, 2028.

The aggregate future principal payments under the Term Loans are as follows:

Amount of
($ in thousands)	Principal
Year Ending December 31,	Payment
2025	$—
2026	1,000
2027	1,000
2028	11,312
Total	$13,312

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

(Unaudited)

Interest and Exit Fees

From December 12, 2024 through April 20, 2025, interest on Term Loans accrued at an annual rate equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York for an interest period equal to three months, subject to a 2.0% floor, plus (i) 8.5% for Term Loan A and Delayed Draw Term Loan and (ii) 13.5% for Term Loan B. From and after April 21, 2025, interest on the Term Loans accrues at an annual rate equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York for an interest period equal to three months, subject to a 2.0% floor, plus (i) 8.5% for Term Loan A and (ii) 6.5% for Term Loan B.

Interest on amounts outstanding under the Term Loans accrues daily and is payable at the end of each calendar month, except that from April 21, 2025 through March 31, 2027, interest on the Term Loan B will be paid in-kind (“PIK”) by being capitalized and added to the principal amount of the Term Loan B at the end of each calendar month. For the current quarter and current six months, the Company recognized approximately $0.19 million of PIK interest.

For the current quarter and current six months, the Company incurred total interest expense (including interest paid in cash, PIK, and the amortization of deferred finance costs) related to term loan debt of approximately $0.46 million and $0.93 million, respectively, reflecting an effective interest rate of approximately 14.6% and 16.8%, respectively.

For the prior year quarter and prior year six months, the Company incurred total interest expense (including both interest paid in cash and the amortization of deferred finance costs) related to term loan debt of approximately $0.14 million and $0.29 million, respectively, reflecting an effective interest rate of approximately 11.6%.

The amended loan agreement also requires that the Company pay an exit fee of $175,000 to FEAC related to Term Loan A and an exit fee of $400,000 to Restore related to Term Loan B upon the maturity or full payment of the Term Loans. The Company is accruing the cost of the Term Loan A exit fee over the term of the related debt, while the net present value of the Term Loan B exit fee was recognized as part of the loss on early extinguishment of debt on April 21, 2025.

Deferred Finance Costs and Other Reductions to Carrying Value of Debt

In connection with entering into the Term Loans in December 2024, the Company incurred loan origination fees, plus various legal and other fees; these fees and costs totaling $0.92 million were deferred on the Company’s balance sheet as a reduction of the carrying value of the term loan debt. Also in connection with entering into the Term Loans in December 2024, the Company issued certain warrants to the lenders to purchase shares of the Company’s common stock. In accordance with applicable GAAP, the Company allocated the value of the total proceeds of $10.0 million between the term loan debt and the warrants, based on the relative fair values of each; as a result, the Company recognized a $0.48 million increase to stockholders’ equity as additional paid-in capital for the allocated fair value of the warrants, and an offsetting decrease to the net carrying value of the term loan debt. From December 12, 2024 through April 20, 2025, these reductions to the carrying value of the term loan debt totaling $1.40 million were being amortized to interest expense over the term of the debt using the effective interest method. The $1.26 million remaining unamortized balance of such amounts was written-off as part of the loss on early extinguishment of debt upon the closing of the April 21, 2025 debt refinancing.

In connection of the debt refinancing transaction on April 21, 2025 as described above, the Company incurred certain legal costs and other fees; these fees and costs totaling $0.53 million were deferred on the Company’s balance sheet as a reduction of the carrying value of the term loan debt. Also in connection the April 21, 2025 debt refinancing transaction, the Company issued certain warrants to UTG to purchase shares of the Company’s common stock. In accordance with GAAP, the Company allocated the value of the total proceeds of $13.62 million between the term loan debt and the warrants, based on the relative fair values of each; as a result, the Company recognized a $0.58 million increase to stockholders’ equity as additional paid-in capital for the allocated fair value of the warrants, and an offsetting decrease to

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

(Unaudited)

the net carrying value of the term loan debt. These reductions to the carrying value of the term loan debt totaling $1.11 million are being amortized to interest expense over the term of the debt using the effective interest method.

Loss on Early Extinguishment of Debt

As a result of the April 21, 2025 debt refinancing transaction as described above, the Company recognized a loss on extinguishment of debt of approximately $1.85 million for the current quarter and current six months. This loss was comprised of the write-off of $1.26 million of remaining unamortized deferred finance costs related to the December 2024 term loan, $0.25 million for a termination fee paid in cash to Restore at closing, $0.27 million for the net present value of the Term Loan B exit fee which will be paid to in cash to Restore upon the maturity or full payment of the Term Loans, and $0.07 million related to the new warrants granted to Restore and the amendment of certain warrants previously granted in December 2024. The $0.07 million amount related to the warrants was recorded with an offsetting increase to stockholders’ equity as additional paid-in capital.

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

(Unaudited)

2024 Public Offering and Private Placement Transactions

On March 15, 2024, the Company entered into an underwriting agreement with Craig-Hallum Capital Group LLC (the “Representative”), as the representative of the underwriters, relating to a firm commitment underwritten public offering (the “2024 Offering”) of 328,427 shares of the Company’s common stock at a price to the public of $6.50 per share.

The closing of the 2024 Offering occurred on March 19, 2024. The net proceeds to the Company from the sale of the shares, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company, were approximately $1.7 million.

Upon closing of the 2024 Offering, the Company issued the Representative certain warrants to purchase up to 18,293 shares of common stock (the “Representative’s Warrants”) as compensation, which amount was offset against the proceeds received. The Representative’s Warrants will be exercisable at a per share exercise price of $8.125. The Representative’s Warrants are exercisable, in whole or in part, during the four and one-half-year period commencing 180 days from the commencement of sales of the shares of common stock in the 2024 Offering.

In connection with the 2024 Offering, on March 14, 2024, the Company entered into subscription agreements with each of Robert W. D’Loren, Chairman and Chief Executive Officer of the Company; an affiliate of Mark DiSanto, a director of the Company; and Seth Burroughs, Executive Vice President of Business Development and Treasury of the Company to purchase 13,258, 13,258, and 2,946 shares, respectively, at a price of $9.80 per share. The total number of shares purchased was 29,462. Net proceeds after payment of agent fees to the Representative were approximately $0.3 million. The purchase of such shares closed concurrently with the 2024 Offering.

The aggregate number of shares of common stock issued from the 2024 Public Offering and Private Placement Transactions was 357,889 shares and the total net proceeds received was approximately $1.9 million.

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

Stock-based Compensation

Total expense recognized for all forms of stock-based compensation was approximately $0.18 million and $0.03 million for the current quarter and prior year quarter, respectively. Of the current quarter expense amount, approximately $0.15 million related to employees and approximately $0.03 million related to directors and consultants. Of the prior year quarter expense amount, substantially all of the expense was related to directors and consultants.

Total expense recognized for all forms of stock-based compensation was approximately $0.33 million and $0.17 million for the current six months and prior year six months, respectively. Of the current six months expense amount, approximately $0.27 million related to employees and approximately $0.06 million related to directors and consultants. Of the prior year six months expense amount, substantially all of the expense was related to directors and consultants.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

(Unaudited)

Stock Options

A summary of the Company’s stock options activity for the current six months is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding at January 1, 2025	472,392	$19.01	3.65	$—
Granted	37,500	2.71
Exercised	—	—
Expired/Forfeited	(45,898)	24.22
Outstanding at June 30, 2025, and expected to vest	463,994	$17.18	3.78	$—
Exercisable at June 30, 2025	83,994	$20.44	3.57	$—

On April 7, 2025, the Company granted options to purchase an aggregate of 10,000 shares of common stock to certain key individuals. The exercise price of the options is $2.91316 per share, and the vesting of such options is dependent upon the achievement of certain revenue targets.

On May 28, 2025, the Company granted options to purchase an aggregate of 10,000 shares of common stock to non-management directors. The exercise price of the options is $2.6321 per share; 50% of the options vested on May 28, 2025 and the remaining 50% will vest on May 1, 2026.

On May 28, 2025, the Company granted options to purchase an aggregate of 17,500 shares of common stock to Messrs. D’Loren, DiSanto, and Burroughs. The exercise price of the options is $2.6321 per share, and the options vested immediately upon grant.

Compensation expense related to stock options for the current quarter and the prior year quarter was approximately $0.04 million and $0.02 million, respectively. Compensation expense related to stock options for the current six months and the prior year six months was approximately $0.06 million and $0.03 million, respectively. Total unrecognized compensation expense related to unvested stock options at June 30, 2025 was approximately $0.02 million and is expected to be recognized over a weighted average period of approximately 0.76 years.

A summary of the Company’s non-vested stock options activity for the current six months is as follows:

		Weighted
		Average
	Number of	Grant Date
	Options	Fair Value
Balance at January 1, 2025	375,000	$0.24
Granted	37,500	1.00
Vested	(32,500)	3.09
Forfeited or Canceled	—	—
Balance at June 30, 2025	380,000	$0.07

Of the total stock options outstanding at June 30, 2025, the vesting of 350,000 options is contingent upon the Company’s common stock achieving certain target prices, and the vesting of 20,000 options is dependent upon the achievement of

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

(Unaudited)

certain revenue targets. None of these 370,000 performance-based stock options have vested, and no compensation expense has been recorded related to such options.

Stock Awards

A summary of the Company’s restricted stock activity for the current six months is as follows:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2025	35,333	$34.80
Granted	69,485	2.58
Vested	(47,985)	2.56
Expired/Forfeited	—	—
Outstanding at June 30, 2025	56,833	$22.63

On May 28, 2025, the Company issued an aggregate of 4,000 shares of common stock to non-management directors, of which 50% vests on each of April 1, 2026 and April 1, 2027.

On May 28, 2025, the Company issued an aggregate of 17,500 shares of common stock to Messrs. D’Loren, DiSanto, and Burroughs, which vest on November 1, 2025.

In accordance with the amended employment agreements with each of Mr. D’Loren and Mr. Burroughs, effective July 16, 2024 and through December 31, 2025, the Company is paying 40% of each such executive officer’s base salary via the issuance of shares of the Company’s common stock, issued on the last day of each month. Each of Mr. D’Loren and Mr. Burroughs are permitted to pay the withholding tax through the exchange of a portion of the shares. Under the terms of these amended agreements, the Company issued an aggregate of 47,985 shares of common stock (which vested immediately) to executives for the current six months.

Compensation expense related to stock awards was approximately $0.14 million for the current quarter and approximately $0.02 million for the prior year quarter. Compensation expense related to stock awards was approximately $0.27 million for the current six months and approximately $0.13 million for the prior year six months. Total unrecognized compensation expense related to unvested restricted stock grants at June 30, 2025 was approximately $0.06 million and is expected to be recognized over a weighted average period of approximately 0.66 years.

Restricted Stock Units

There were no restricted stock units outstanding as of June 30, 2025 and December 31, 2024, and no restricted stock units have been issued since the inception of the 2021 Plan.

Shares Available Under the Company’s Equity Incentive Plans

At June 30, 2025, there were 176,975 shares of common stock available for future award grants under the 2021 Plan.

Shares Reserved for Issuance

As of June 30, 2025, there were 640,969 shares of common stock reserved for issuance under the Company’s Equity Incentive Plans, including 381,494 shares reserved pursuant to unexercised warrants and stock options previously granted

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

(Unaudited)

under the 2011 Plan, 82,500 shares reserved pursuant to unexercised stock options granted under the 2021 Plan, and 176,975 shares available for issuance under the 2021 Plan.

As of June 30, 2025, there were also 1,395,664 shares of common stock reserved for issuance that were unrelated to the Company’s Equity Incentive Plans, including 100,000 shares reserved pursuant to unexercised warrants related to the Halston Master License (as described below), 18,293 shares reserved pursuant to unexercised Representative’s Warrants related to the March 19, 2024 Offering (as described above), 139,916 shares reserved pursuant to unexercised warrants related to the December 12, 2024 debt refinancing transaction (see Note 6), and 1,137,455 shares reserved pursuant to unexercised warrants related to the April 21, 2025 debt refinancing transaction (see Note 6).

Warrants

A summary of the Company’s warrants activity for the current six months is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	(in Years)	Value
Outstanding and exercisable at January 1, 2025	263,957	$9.73	8.96	$—
Issued	1,137,455	11.67
Amended	(5,748)	92.21
Exercised	—	—
Expired/Forfeited	—	—
Outstanding at June 30, 2025	1,395,664	$10.97	7.11	$—
Exercisable at June 30, 2025	1,295,664	$10.66	7.06	$—

In connection with the April 21, 2025 refinancing of the Company’s term loan debt (see Note 6), the Company issued an aggregate of 1,107,455 shares of the common stock to UTG and warrants to purchase 30,000 shares of common stock to Restore Capital (EQ-W), LLC. The warrants issued to UTG are exercisable for a period of seven years from the date of issuance at the following exercise prices: 131,100 shares at $6.60 per share, and 195,271 shares at each of $7.50, $10.00, $12.50, $15.00, and $17.50 per share. The warrants issued to Restore Capital (EQ-W), LLC are exercisable for a period of seven years from the date of issuance at an exercise price of $6.67 per share.

Also in connection with the April 21, 2025 refinancing, the Company and certain holders amended certain warrants that had been previously issued on December 12, 2024: (i) the exercise price of previously outstanding warrants to purchase 107,333 shares of common stock was reduced from $6.315 per share to $2.2477 per share, and (ii) the number of shares issuable under previously outstanding warrants to purchase an aggregate of 22,998 shares of common stock was reduced to 17,250 shares of common stock, and the exercise price of such warrants was reduced from $6.315 per share to $3.00 per share.

In connection with the entrance into the Halston Master License in 2023 (see Note 4), the Company issued to G-III a ten-year warrant to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $15.00 per share, which vests based upon certain annual royalty targets being satisfied under the license agreement. The fair value of this warrant is being recognized as a reduction of revenue over the term of the related license agreement, with an offsetting increase to stockholders’ equity as additional paid-in capital. The amount of contra-revenue recognized related to this warrant during the current quarter and prior year quarter was approximately $0.01 million in each period, and the amount of contra-revenue recognized was during the current six months end prior year six months was approximately $0.02 million in each period. As of June 30, 2025, no portion of this warrant had vested.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

(Unaudited)

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

The following table is a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share computations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator:
Net (loss) income attributable to Xcel Brands, Inc. stockholders (in thousands)	$(3,988)	$195	$(6,785)	$(6,099)

Denominator:
Basic weighted average number of shares outstanding	2,403,639	2,349,014	2,388,694	2,193,206
Add: Effect of warrants	—	29	—	—
Add: Effect of stock options	—	4,836	—	—
Diluted weighted average number of shares outstanding	2,403,639	2,353,879	2,388,694	2,193,206

Basic net (loss) earnings per share	$(1.66)	$0.08	$(2.84)	$(2.78)
Diluted net (loss) earnings per share	$(1.66)	$0.08	$(2.84)	$(2.78)

As a result of the net loss for the current quarter, the current six months, and the prior year six months, the Company calculated diluted EPS using basic weighted average shares outstanding for such periods, as utilizing diluted shares would be anti-dilutive to loss per share.

The computation of diluted EPS excludes the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Stock options	463,994	461,576	463,994	477,576
Warrants	1,395,664	129,793	1,395,664	129,899
Total	1,859,658	591,369	1,859,658	607,475

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

(Unaudited)

9. Income Taxes

The estimated annual effective income tax rate was approximately 0% for both the current quarter and the prior year quarter, resulting in an income tax provision (benefit) of $0 for each such period.

The estimated annual effective income tax rate for the current six months and the prior year six months was approximately -0.7% and 0% respectively, resulting in an income tax provision (benefit) of $0.05 million and $0, respectively.

For all periods presented, the federal statutory rate differed from the effective tax rate due to the recording of a valuation allowance against the benefit that would have otherwise been recognized, as it was considered not more likely than not that the net operating losses generated during each period will be utilized in future periods.

10. Related Party Transactions

IM Topco, LLC

As described in Note 2, the Company holds a noncontrolling interest in IM Topco.

Service Agreement

On May 31, 2022, the Company entered into a services agreement with IM Topco, pursuant to which the Company agreed to provide certain design and support services (including assistance with the operations of the interactive television business and related talent support) to IM Topco in exchange for payments of $300,000 per year. In November 2023, the services agreement was amended such that the Company agreed to provide IM Topco with a $600,000 reduction of future service fees over the next eighteen months, beginning on July 1, 2023. In April 2024, the services agreement was further amended to set the service fees at $150,000 per year beginning with the fiscal year ending December 31, 2024; also under the April 2024 amendment, IM Topco was required to prepay the service fees for the year ending December 31, 2025.

In accordance with the terms of this services agreement (as amended), the Company recognized service fee income of $37,500 and $75,000, respectively, within net licensing revenue in the condensed consolidated statements of operations for the three and six months ended June 30, 2024, respectively. The Company recognized service fee income related to this services agreement of $112,500 for the three and six months ended June 30, 2025.

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

Effective December 16, 2022, the license agreement between IM Topco and Xcel was terminated in favor of a new similar license agreement between IM Topco and an unrelated third party. However, as part of the termination of the May 31, 2022 license agreement, Xcel provided a guarantee to IM Topco for the payment of any difference between (i) the royalties received by IM Topco from the unrelated third party under the new agreement and (ii) the amount of guaranteed royalties that IM Topco would have received from Xcel under the May 31, 2022 agreement. However, for all periods presented in these condensed consolidated financial statements, royalties received by IM Topco from the third-party agreement were

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

(Unaudited)

expected to exceed the guaranteed royalties that IM Topco would have received under the May 31, 2022 agreement, and thus no royalty expense for any shortfall was recognized for such periods.

In November 2023, the Company, WHP, and IM Topco entered into an amendment of the May 2022 membership purchase agreement, under which Xcel agreed to make additional royalty payments to IM Topco totaling $450,000 over the following 11 months. As a result of this amendment, the Company recognized a $450,000 increase to the carrying value basis of its equity method investment in IM Topco and a corresponding increase in current liabilities. The Company paid $75,000 of the additional royalty payments to IM Topco during the year ended December 31, 2023, and paid $237,500 during the year ended December 31, 2024. The remaining amount of $137,500 has not been paid to IM Topco.

Financing Transactions

2024 Public Offering and Private Placement Transactions

In connection with the 2024 Offering of 328,427 shares of the Company’s common stock at a price to the public of $6.50 per share which was consummated on March 19, 2024 (see Note 7 for additional details), Robert W. D’Loren, Chairman and Chief Executive Officer of the Company; an affiliate of Mark DiSanto, a director of the Company; and Seth Burroughs, Executive Vice President of Business Development and Treasury of the Company, purchased 14,625, 14,625, and 3,250 shares, respectively, at $6.50 per share, the same price at which the shares were sold to other purchasers in the Offering.

In connection with the 2024 Offering, on March 14, 2024, the Company entered into subscription agreements with each of Mr. D’Loren, Mr. DiSanto, and Mr. Burroughs to purchase 13,258, 13,258, and 2,946 shares, respectively, at a price of $9.80 per share. The total number of shares purchased was 29,462. Net proceeds after payment of agent fees to the Representative were approximately $0.3 million. The purchase of such shares closed concurrently with the 2024 Offering.

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

Additionally, IPX purchased a 12.5% undivided, last-out, subordinated participation interest in a portion of the December 2024 Term Loan B debt for a purchase price of $500,000, and received a pro rata share of warrants received by the Term Loan B Lenders to purchase shares of the Company’s common stock. In connection with the April 21, 2025 refinancing of the Company's term loan debt (see Note 6 for additional details), IPX’s participation in Term Loan B was repaid and IPX purchased a $500,000 undivided, last-out, subordinated participation interest in Term Loan A.

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

June 30, 2025

(Unaudited)

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

As of March 31, 2025, in accordance with the terms of the amended membership purchase agreement between Xcel and WHP, WHP became contractually entitled to receive from Xcel equity interests in IM Topco equal to 12.5% of the total outstanding equity interests of IM Topco. Also during the three months ended March 31, 2025, the Company adjusted the carrying value of the contingent obligation to its estimated fair value of $3.97 million as of March 31, 2025 in the condensed consolidated balance sheets, and recognized a $(0.24) million credit in the condensed consolidated statements of operations.

On and effective April 15, 2025, such equity interests were transferred to WHP in full satisfaction and settlement of this contractual obligation, and the previously recorded liability was de-recognized by reducing the value of the asset for the investment in IM Topco.

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

(Unaudited)

12.    Subsequent Events

2025 Public Offering and Private Placement Transactions

On August 4, 2025, the Company completed a best-efforts public offering of 2,181,818 shares of its common stock at a price to the public of $1.10 per share. Robert W. D’Loren, Chairman and Chief Executive Officer of the Company, and Mark DiSanto, a Director of the Company, purchased 124,200 and 91,800 shares in this offering, respectively.

Simultaneously with completing such offering, the Company also sold 82,159 shares to Mr. D’Loren and 60,883 shares to Mr. DiSanto, at a price of $1.38 per share pursuant to subscription agreements entered into on August 1, 2025.

The aggregate net proceeds to the Company from the sale of the shares sold in the best-efforts public offering and the private placement (after deducting the placement agent fees and other estimated offering expenses) were approximately $2.0 million. The Company intends to use the net proceeds from these transactions for brand development and launch, working capital, and general corporate purposes.

Upon closing of these transactions, the Company issued placement agent warrants to purchase up to 80,782 shares of common stock. Such warrants are exercisable at an exercise price of $1.10 per share, in whole or in part, during the four and one-half year period commencing 180 days from August 1, 2025.

Tax Law Changes

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into U.S. law. The OBBBA includes significant tax provisions, such as the permanent extension of certain expiring provisions of the 2017 Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. ASC Topic 740, "Income Taxes," requires the effects of changes in tax rates and laws to be recognized in the period in which the legislation is enacted. As the legislation was signed into law after June 30, 2025, it had no impact on the Company’s operating results for the three months and six months ended June 30, 2025. The Company is currently assessing the impact of the OBBBA on its consolidated financial statements.

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

Currently, our brand portfolio consists of the following:

●	the Halston, Judith Ripka, and C Wonder brands, which are wholly owned by Xcel;
●	the TowerHill by Christie Brinkley brand, which is a new co-branded collaboration between Xcel and Christie Brinkley that launched in May 2024;
●	the LB70 by Lloyd Boston brand, which is a new co-branded collaboration between Xcel and Lloyd Boston that launched in August 2024;
●	the Trust, Respect, Love by Cesar Millan brand, which is a new co-branded collaboration between Xcel and Cesar Millan that is planned to launch in Fall 2025;
●	the Longaberger brand, which Xcel manages through its 50% ownership interest in Longaberger Licensing, LLC;
●	the Isaac Mizrahi brand, in which Xcel holds a noncontrolling interest through IM Topco, LLC;
●	a new brand which will be a co-branded collaboration between Xcel and Coco Rocha, that is planned to launch in Fall 2026;
●	GemmaMade, which is a co-branded collaboration between Xcel and baking influencer Gemma Stafford which is planned to launch in Fall 2025; and
●	Mesa Mia, which is a brand owned by Mexican home influencer Jenny Martinez, and for which Xcel holds the television rights through a long-term license agreement and expects to launch in Fall 2025.

We also hold a 19% noncontrolling interest in ORME Live, Inc. (“ORME”), a short-form video and social commerce marketplace that launched in April 2024.

Xcel is pioneering a true omni-channel and social commerce sales strategy which includes the promotion and sale of products under its brands through interactive television, digital live-stream shopping, social commerce, brick-and-mortar retailers, and e-commerce channels. Our brands have generated over $5 billion in retail sales via live streaming in interactive television and digital channels alone, and our brands collectively reach over 5.0 million social media followers through Facebook, Instagram, and TikTok. All of the followers may not be unique followers, as many followers may follow multiple brands and follow our brands on multiple platforms.

Xcel currently operates in a working-capital light model, with our licensees and/or retail partners responsible for the procurement and sale of inventory. As such, our revenues primarily consist of royalty revenues, and we do not have risk of carrying aged inventory. As a result, fluctuations in product costs and tariffs do not have a direct impact on us, but do impact us indirectly as our royalty revenues are typically based on the net sales and success of our licensees.

Our objective is to build a diversified portfolio of lifestyle consumer products brands through organic growth and the strategic acquisition of new brands. To grow our brands, we are focused on the following primary strategies:

●	licensing of our brands for sale through interactive television (e.g., QVC, HSN, JTV, etc.);
●	licensing of our brands to retailers that sell to the end consumer;
●	licensing our brands to manufacturers and retailers for promotion and distribution through e-commerce, social commerce, live streaming, and traditional brick-and-mortar retail channels; and
●	acquiring additional consumer brands and integrating them into our operating platform, and leveraging our operating infrastructure and distribution relationships.

We believe that Xcel offers a unique value proposition to our retail and direct-to-consumer customers and our licensees for the following reasons:

●	our management team, including our officers’ and directors’ experience in, and relationships within the industry;
●	our deep knowledge, expertise, and proprietary technology in live streaming and social commerce;
●	our design, sales, marketing, and technology platform that enables us to design trend-right product; and
●	our significant media and internet presence.

Summary of Operating Results

Three months ended June 30, 2025 (the “current quarter”) compared with the three months ended June 30, 2024 (the “prior year quarter”)

Revenues

Current quarter net revenue decreased $1.63 million to $1.32 million from $2.95 million for the prior year quarter. This decrease was primarily attributable to the June 30, 2024 divestiture of the Lori Goldstein brand and the loss of the licensing revenues associated with that brand.

Direct Operating Costs and Expenses

Direct operating costs and expenses decreased approximately $1.22 million, from $3.12 million in the prior year quarter to $1.90 million in the current quarter. This decrease was primarily attributable to the combination of (i) the 2023 restructuring and transformation of our business operating model, along with additional cost reduction actions taken by management in 2024, which significantly reduced the Company’s payroll, operating, and overhead costs, and (ii) the impact of the employee retention tax credit recognized in the current quarter.

Management has continued to implement additional cost cutting measures throughout 2025 to further optimize the Company’s cost structure. Currently, the Company has reduced its direct operating expenses to an expected run rate of less than $10 million per annum.

Other Operating Costs and Expenses (Income)

Depreciation and amortization expense decreased approximately $0.65 million, from $1.55 million in the prior year quarter to $0.90 million in the current quarter. This decrease is primarily attributable to the June 30, 2024 divestiture of the Lori Goldstein brand, which included trademarks related to that brand with a net book value of approximately $1.93 million at the time of the divestiture.

We recognized losses related to our equity investments in unconsolidated affiliates (IM Topco, LLC and ORME Live Inc.) of $0.18 million and $0.56 million for the current quarter and prior year quarter, respectively. The decline in losses is primarily due to the fact that effective January 1, 2025 and April 15, 2025, the Company no longer applies the equity method of accounting to its investments in ORME and IM Topco, respectively.

During the prior year quarter we recognized asset impairment charges of $1.19 million related to our exit from and sublease of our office space at 1333 Broadway; there were no similar asset impairment charges recognized during the current quarter.

Also during the prior year quarter, we recognized a $3.80 million gain on the divestiture of the Lori Goldstein Brand. The consideration received from this transaction was non-cash in nature, and consisted of approximately $6.08 million of relief from certain accrued earn-out payments and the release of contingent obligations under contractual agreements with the buyer. The net book value of the intangible assets sold was approximately $1.93 million, and we also incurred approximately $0.35 million of legal fees in connection with the sale.

Interest and Finance Expense

Interest and finance expense was approximately $2.34 million for the current quarter, compared with approximately $0.15 million for the prior year quarter. This increase was primarily attributable to the $1.85 million loss on early extinguishment of debt recognized during the current quarter as a result of the April 2025 refinancing of our term loan debt.

Income Taxes

The estimated annual effective income tax rate was approximately 0% for both the current quarter and the prior year quarter, resulting in an income tax provision (benefit) of $0 for both periods. The federal statutory rate differed from the effective tax rate due to the recording of a valuation allowance against the benefit that would have otherwise been recognized, as it was considered not more likely than not that the net operating losses generated during each period will be utilized in future periods.

Net Loss Attributable to Xcel Brands, Inc. Stockholders

We had a net loss of $3.99 million for the current quarter, compared with net income of $0.20 million for the prior year quarter, due to the combination of the factors outlined above.

Non-GAAP Net Income (Loss), Non-GAAP Diluted EPS, and Adjusted EBITDA

We had a non-GAAP net loss of approximately $0.90 million, or $(0.37) per diluted share (“non-GAAP diluted EPS”), for the current quarter and a non-GAAP net loss of $0.30 million, or $(0.13) per diluted share, for the prior year quarter. Non-GAAP net income (loss) is a non-GAAP unaudited term, which we define as net income (loss) attributable to Xcel Brands, Inc. stockholders, exclusive of amortization of trademarks, income (loss) from equity method investments, stock-based compensation and cost of licensee warrants, loss on early extinguishment of debt (if any), gains on sales of assets and investments (if any), asset impairment charges (if any), and income taxes (if any). Non-GAAP net income (loss) and non-GAAP diluted EPS measures do not include the tax effect of the aforementioned adjusting items, due to the nature of these items and the Company’s tax strategy.

We had Adjusted EBITDA of approximately $(0.30) million for the current quarter, compared with approximately $(0.04) million for the prior year quarter. Adjusted EBITDA is a non-GAAP unaudited measure, which we define as net income (loss) attributable to Xcel Brands, Inc. stockholders before interest and finance expenses (including loss on extinguishment of debt, if any), accretion of lease liability for exited leases, income taxes, other state and local franchise taxes, depreciation and amortization, income (loss) from equity method investments, asset impairment charges, stock-based compensation and cost of licensee warrants, gains on sales of assets and investments, and costs associated with restructuring of operations.

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

The following table is a reconciliation of net (loss) income attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net loss:

	Three Months Ended
	June 30,
($ in thousands)	2025	2024
Net (loss) income attributable to Xcel Brands, Inc. stockholders	$(3,988)	$195
Amortization of trademarks	876	1,520
Loss from equity method investments	180	557
Stock-based compensation and cost of licensee warrants	186	42
Loss on early extinguishment of debt	1,850	—
Gains on sales of assets and investments	—	(3,801)
Asset impairment charges	—	1,188
Non-GAAP net loss	$(896)	$(299)

The following table is a reconciliation of diluted (loss) earnings per share (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted EPS:

	Three Months Ended
	June 30,
	2025	2024
Diluted (loss) earnings per share	$(1.66)	$0.08
Amortization of trademarks	0.36	0.65
Loss from equity method investments	0.08	0.24
Stock-based compensation and cost of licensee warrants	0.08	0.02
Loss on early extinguishment of debt	0.77	—
Gains on sales of assets and investments	—	(1.62)
Asset impairment charges	—	0.50
Non-GAAP diluted EPS	$(0.37)	$(0.13)
Non-GAAP weighted average diluted shares	2,403,639	2,349,014

The following table is a reconciliation of net (loss) income attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Three Months Ended
	June 30,
($ in thousands)	2025	2024
Net (loss) income attributable to Xcel Brands, Inc. stockholders	$(3,988)	$195
Interest and finance expense	2,337	146
Accretion of lease liability for exited lease	59	76
Income tax provision (benefit)	—	—
State and local franchise taxes	6	12
Depreciation and amortization	899	1,545
Loss from equity method investments	180	557
Asset impairment charges	—	1,188
Stock-based compensation and cost of licensee warrants	186	42
Gains on sales of assets and investments	—	(3,801)
Costs associated with restructuring of operations	22	—
Adjusted EBITDA	$(299)	$(40)

Six months ended June 30, 2025 (the “current six months”) compared with the six months ended June 30, 2024 (the “prior year six months”)

Revenues

Current six months net revenue decreased $2.49 million to $2.65 million from $5.14 million for the prior year six months. This decrease was primarily attributable to the June 30, 2024 divestiture of the Lori Goldstein brand and the loss of the licensing revenues associated with that brand, partially offset by increased licensing revenues generated by our other brands, particularly for the C Wonder brand and the TowerHill by Christie Brinkley brand.

Direct Operating Costs and Expenses

Direct operating costs and expenses decreased approximately $2.90 million, from $7.08 million in the prior year six months to $4.18 million in the current six months. This decrease was primarily attributable to the combination of (i) the 2023 restructuring and transformation of our business operating model, along with additional cost reduction actions taken by management in 2024, which significantly reduced the Company’s payroll, operating, and overhead costs, and (ii) the impact of the employee retention tax credit recognized in the current six months.

Management has continued to implement additional cost cutting measures throughout 2025 to further optimize the Company’s cost structure. Currently, the Company has reduced its direct operating expenses to an expected run rate of less than $10 million per annum.

Other Operating Costs and Expenses (Income)

Depreciation and amortization expense decreased approximately $1.33 million, from $3.13 million in the prior year six months to $1.80 million in the current six months. This decrease is primarily attributable to the June 30, 2024 divestiture of the Lori Goldstein brand, which included trademarks related to that brand with a net book value of approximately $1.93 million at the time of the divestiture.

We recognized losses related to our equity investments in unconsolidated affiliates (IM Topco, LLC and ORME Live Inc.) of $0.52 million and $1.09 million for the current six months and prior year six months, respectively. The decline in losses is primarily due to the fact that effective January 1, 2025 and April 15, 2025, the Company no longer applies the equity method of accounting to its investments in ORME and IM Topco, respectively.

During the prior year six months we recognized asset impairment charges of $3.48 million related to our exit from and sublease of our office space at 1333 Broadway, of which approximately $3.1 million related to the operating lease right-of-use asset and approximately $0.4 million related to leasehold improvements at that location. There were no similar asset impairment charges recognized during the current six months.

Also during the prior year six months, we recognized a $3.80 million gain on the divestiture of the Lori Goldstein Brand. The consideration received from this transaction was non-cash in nature, and consisted of approximately $6.08 million of relief from certain accrued earn-out payments and the release of contingent obligations under contractual agreements with the buyer. The net book value of the intangible assets sold was approximately $1.93 million, and we also incurred approximately $0.35 million of legal fees in connection with the sale.

Interest and Finance Expense

Interest and finance expense was approximately $2.90 million for the current six months, compared with approximately $0.30 million for the prior year six months. This increase was primarily attributable to the $1.85 million loss on early extinguishment of debt recognized during the current six months as a result of the April 2025 refinancing of our term loan debt.

Income Taxes

The estimated annual effective income tax rate for the current six months and the prior year six months was approximately -0.7% and 0% respectively, resulting in an income tax provision (benefit) of $0.05 million and $0, respectively. The federal statutory rate differed from the effective tax rate due to the recording of a valuation allowance against the benefit that would have otherwise been recognized, as it was considered not more likely than not that the net operating losses generated during each period will be utilized in future periods.

Net Loss Attributable to Xcel Brands, Inc. Stockholders

We had a net loss of $6.79 million for the current six months, compared with a net loss of $6.10 million for the prior year six months, due to the combination of the factors outlined above.

Non-GAAP Net Income (Loss), Non-GAAP Diluted EPS, and Adjusted EBITDA

We had a non-GAAP net loss of approximately $2.27 million, or $(0.95) per diluted share (“non-GAAP diluted EPS”), for the current six months and a non-GAAP net loss of approximately $2.10 million, or $(0.96) per diluted share, for the prior year six months.

We had Adjusted EBITDA of approximately $(1.00) million for the current six months, compared with approximately $(1.61) million for the prior year six months.

The following table is a reconciliation of net loss attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net loss:

	Six Months Ended
	June 30,
($ in thousands)	2025	2024
Net loss attributable to Xcel Brands, Inc. stockholders	$(6,785)	$(6,099)
Amortization of trademarks	1,751	3,039
Loss from equity method investments	516	1,090
Stock-based compensation and cost of licensee warrants	352	186
Loss on early extinguishment of debt	1,850	—
Gains on sales of assets and investments	—	(3,801)
Asset impairment charges	—	3,483
Income tax provision	50	—
Non-GAAP net loss	$(2,266)	$(2,102)

The following table is a reconciliation of diluted loss per share (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted EPS:

	Six Months Ended
	June 30,
	2025	2024
Diluted loss per share	$(2.84)	$(2.78)
Amortization of trademarks	0.73	1.38
Loss from equity method investments	0.22	0.50
Stock-based compensation and cost of licensee warrants	0.15	0.08
Loss on early extinguishment of debt	0.77	—
Gains on sales of assets and investments	—	(1.73)
Asset impairment charges	—	1.59
Income tax provision	0.02	—
Non-GAAP diluted EPS	$(0.95)	$(0.96)
Non-GAAP weighted average diluted shares	2,388,694	2,193,206

The following table is a reconciliation of net loss attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Six Months Ended
	June 30,
($ in thousands)	2025	2024
Net loss attributable to Xcel Brands, Inc. stockholders	$(6,785)	$(6,099)
Interest and finance expense	2,897	296
Accretion of lease liability for exited lease	120	76
Income tax provision	50	—
State and local franchise taxes	14	24
Depreciation and amortization	1,799	3,134
Loss from equity method investments	516	1,090
Asset impairment charges	—	3,483
Stock-based compensation and cost of licensee warrants	352	186
Gains on sales of assets and investments	—	(3,801)
Costs associated with restructuring of operations	39	—
Adjusted EBITDA	$(998)	$(1,611)

Liquidity and Capital Resources

General

As of June 30, 2025 and December 31, 2024, our unrestricted cash and cash equivalents were approximately $1.0 million and $1.3 million, respectively.

Restricted cash at June 30, 2025 consisted of $0.7 million of cash deposited as collateral for a standby letter of credit associated with a real estate lease and $1.0 million of cash deposited in a bank account to satisfy a liquidity covenant in the Company’s term loan debt agreement. Restricted cash at December 31, 2024 consisted of $0.7 million of cash deposited as collateral for a standby letter of credit associated with a real estate lease.

Our principal capital requirements have generally been to fund working capital needs and acquire new brands. Our current “licensing plus” operating model is a working capital light business model, and generally does not require material capital expenditures. As of June 30, 2025, we have no significant commitments for future capital expenditures.

On August 4, 2025, the Company completed a best-efforts public offering of 2,181,818 shares of its common stock at a price to the public of $1.10 per share. Simultaneously with completing such offering, the Company sold to Robert W. D’Loren, Chairman and Chief Executive Officer of the Company, and Mark DiSanto, a Director of the Company, 82,159 and 60,883 shares of common stock, respectively, at a price of $1.38 per share pursuant to subscription agreements entered into on August 1, 2025. The aggregate net proceeds to the Company from the sale of the shares sold in the best-efforts public offering and the private placement (after deducting the placement agent fees and other estimated offering expenses) were approximately $2.0 million.

Working Capital

We had working capital (current assets less current liabilities, excluding the current portions of lease obligations, deferred revenue, and any contingent obligations payable in shares or via other non-cash means) of approximately $0.70 million as of June 30, 2025. We had working capital of approximately $0.76 million as of December 31, 2024.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

As of June 30, 2025, we have incurred recurring losses, a history of cash flows used in operating activities, and an accumulated deficit. While we have undertaken significant restructuring efforts during 2023 and 2024, and have implemented additional measures during 2025 to further optimize its cost structure, management has determined that, absent additional funding, there is substantial doubt about the Company’s ability to meet its financial obligations as they become due within twelve months from the date these accompanying unaudited condensed consolidated financial statements are issued.

In April 2025, we restructured our outstanding debt and received net proceeds from financing activities. In August 2025, we closed on a public offering and private placement of our common stock, which provided us with additional net proceeds. While these transactions have significantly improved our liquidity position, the proceeds received may still be insufficient to fully address our liquidity needs.

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

Operating Activities

Net cash used in operating activities was approximately $3.80 million in the current six months, compared with approximately $2.88 million in the prior year six months.

The current six months net cash used in operating activities was primarily attributable to the combination of the net loss of $(6.79) million plus non-cash items of approximately $4.77 million and the net change in operating assets and liabilities of approximately $(1.78) million. Non-cash items were primarily comprised of $0.52 million of losses related to our equity method investments, $1.85 million from the loss on early extinguishment of debt, $1.80 million of depreciation and amortization expense, and $0.37 million of various non-cash interest expenses. The net change in operating assets and liabilities was primarily comprised of (i) approximately $(1.56) million of payments of accounts payable, accrued expenses, accrued income taxes payable, and other current liabilities, plus (ii) a decrease in deferred revenue of $(0.50) million.

The prior year six months net cash used in operating activities was primarily attributable to the combination of the net loss of $(6.18) million plus non-cash items of approximately $4.10 million and the net change in operating assets and liabilities of approximately $(0.80) million. Non-cash items were primarily comprised of approximately $3.48 million of asset impairment charges, $3.13 million of depreciation and amortization, and our $1.09 million undistributed proportional share of net losses from equity method investees, partially offset by a $(3.80) million gain on the divestiture of the Lori Goldstein Brand. The net change in operating assets and liabilities was primarily comprised of (i) a decrease in various operating liabilities of $(0.56) million, (ii) a decrease in lease-related assets and liabilities of $(0.63) million, and (iii) an increase in other long-term liabilities of $0.39 million.

Investing Activities

Net cash used in investing activities in the current six months was comprised of purchases of equipment totaling approximately $0.01 million. Net cash used in investing activities in the prior year six months was comprised of purchases of furniture and fixtures totaling approximately $0.10 million

Financing Activities

Net cash provided by financing activities in the current quarter was primarily attributable to $2.05 million of proceeds received from the delayed draw portion of the Company’s December 2024 term loan agreement, and $3.62 million of proceeds received from the Company’s April 2025 refinancing of its term loan debt (as described in more detail below). This was partially offset by $0.53 million of deferred finance costs paid in connection with the April 2025 refinancing, and $0.50 million of principal payments made on the Company’s term loan debt.

Net cash provided by financing activities in the prior year six months was $1.90 million, attributable to the net proceeds received from the March 2024 public offering and private placement transactions in which the Company issued an aggregate of 357,889 shares of common stock along with warrants exercisable for an additional 18,293 shares of common stock. This was partially offset by $0.25 million of scheduled principal payments made on our term loan debt.

April 2025 Debt Refinancing

On April 21, 2025, the Company and its lenders and FEAC Agent, LLC entered into an amendment of the December 12, 2024 loan and security agreement, which provided for $1.5 million repayment of the $3.95 million Term Loan A and an additional Term Loan B in the amount of $5.12 million. The term loans outstanding after giving effect to the April 21, 2025 amendment and the application of the proceeds of the additional Term Loan B are as follows: (1) Term Loan A in the amount of $4.50 million, and (2) Term Loan B in the amount of $9.12 million. The proceeds from the additional Term Loan B were used to repay a portion of Term Loan A, as well as to pay fees, costs, and expenses incurred in connection with entering into the April 21, 2025 amendment, and the balance will be used for working capital purposes.

In connection with the April 21, 2025 amendment and refinancing transaction, UTG Capital, Inc., a Delaware corporation (“UTG”), purchased a 100% undivided, participation interest in Term Loan B for a purchase price of $9.12 million. Also in connection with this refinancing transaction, IPX’s participation in Term Loan B was repaid and IPX purchased a $0.50 million undivided, last-out, subordinated participation interest in Term Loan A.

On May 15, 2025, the Company repaid $0.50 million of the outstanding principal amount of Term Loan A.

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

Other Factors

We continue to seek to expand and diversify the types of licensed products being produced under our brands. We plan to continue to diversify the distribution channels and product categories within which licensed products are sold, in an effort to reduce dependence on any particular retailer, consumer, or market sector within each of our brands. The Halston brand, C Wonder brand, TowerHill by Christie Brinkley brand, and the LB70 by Lloyd Boston brand, which together currently represent a majority of our revenues, have a core business in fashion apparel and accessories. Our other brands – including the Judith Ripka brand, which is a fine jewelry brand; the Longaberger brand, which focuses on home good products; GemmaMade and Mesa Mia, which focus on cooking and baking related products; and Trust, Respect, Love, which focuses on pet-related products – help to diversify our industry focus while at the same time complement our business operations and relationships.

While the 2022 sale of a majority interest in the Isaac Mizrahi brand and the 2024 divestiture of the LOGO by Lori Goldstein brand resulted in significant decreases in our licensing revenues, we have taken and continue to take actions to replace those revenues with new strategic business initiatives, as we concentrate our resources on growing our brands, launching new brands, and entering into new business partnerships. We continue to seek new opportunities, including expansion through interactive television, live streaming, and additional domestic and international licensing arrangements, and acquiring and collaborating with additional brands, including the TowerHill by Christie Brinkley brand and LB70 by Lloyd Boston brand, both of which launched in 2024. We plan to launch four new brands over the next 12 to 15 months, including Trust, Respect, Love by Cesar Millan, GemmaMade, and Mesa Mia in Fall 2025, and a new co-branded collaboration with Coco Rocha in Fall 2026.

During 2023 and throughout 2024, we have restructured our business operations into a leaner, more focused “licensing plus” business model. We have entered into structured contractual arrangements with best-in-class business partners in order to more efficiently operate our former wholesale and e-commerce businesses while reducing and better managing our exposure to operating risks, and taken additional actions to generate cost savings. Based on all of these actions taken to date, plus additional measures implemented during the current year to further optimize the Company’s cost structure, the Company’s direct operating costs on an annualized basis have been reduced from approximately $8 million per quarter under our previous operating model to less than $2.5 million per quarter on a going-forward basis. This represents more than $22 million of cost savings on an annualized basis compared to our cost structure in 2022.

In April 2025, we restructured our outstanding term debt and received additional net proceeds, which improved our liquidity position. The higher outstanding principal balance under our refinanced term loan debt will result in higher interest payments over the term of the debt, although a substantial portion of that interest will be paid in-kind through March 2027 by being capitalized and added to the principal amount of the debt.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on May 28, 2025, for a discussion of our critical accounting policies and estimates. During the three months ended June 30, 2025, there were no material changes to our critical accounting policies or estimates.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.    CONTROLS AND PROCEDURES

A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2025, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2025, due to the material weakness described below.

The basis for the conclusion that such internal control was ineffective principally included consideration of the fact that the Company was unable to file its Annual Report on Form 10-K for the year ended December 31, 2024 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 within the time specified in SEC rules and forms, as management did not maintain appropriately designed entity-level controls impacting Information and Communication and Monitoring, related to a material asset. The Company is dependent on a third party to report financial information related to an investment in an unconsolidated affiliate. The timing of the receipt of information from the third party did not permit adequate time to meet SEC deadlines for the Company’s required filings.

In response to the material weaknesses noted above, the Company’s management began to take actions to remediate the identified material weaknesses in internal control over financial reporting during the fiscal year ended December 31, 2025.

B. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 14, 2025	By:	/s/ Robert W. D’Loren
Name: Robert W. D’Loren
Title: Chairman and Chief Executive Officer

	By:	/s/ James F. Haran
Name: James F. Haran
Title: Chief Financial Officer and Vice President