Form 10-Q
period 2025-09-30
XCel Brands, Inc.
filed 2025-11-19
CIK 1083220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of October 30, 2025, there were 4,806,776 shares of common stock, $.001 par value per share, of the issuer outstanding.

XCEL BRANDS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)	(Note 1)
Assets
Current Assets:
Cash and cash equivalents	$1,494	$1,254
Accounts receivable, net of allowances for credit losses of $30 and $0, respectively	1,403	2,269
Prepaid expenses and other current assets	1,201	520
Total current assets	4,098	4,043
Non-current Assets:
Property and equipment, net	145	182
Operating lease right-of-use assets	3,196	3,751
Trademarks and other intangibles, net	32,111	34,759
Investments in unconsolidated affiliates	—	10,110
Other assets	912	911
Total non-current assets	36,364	49,713

Total Assets	$40,462	$53,756

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$1,371	$2,734
Deferred revenue	1,362	1,380
Accrued income taxes payable	113	554
Current portion of operating lease obligations	1,655	1,513
Current portion of long-term debt	3,500	—
Contingent obligation	—	4,213
Total current liabilities	8,001	10,394
Long-Term Liabilities:
Deferred revenue	2,000	2,667
Long-term portion of operating lease obligations	4,111	5,297
Long-term debt, net, less current portion	9,038	6,569
Other long-term liabilities	732	431
Total long-term liabilities	15,881	14,964
Total Liabilities	23,882	25,358

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, and 4,806,776 and 2,368,072 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	5	2
Paid-in capital	109,622	106,666
Accumulated deficit	(90,928)	(76,244)
Total Xcel Brands, Inc. stockholders' equity	18,699	30,424
Noncontrolling interest	(2,119)	(2,026)
Total Stockholders' Equity	16,580	28,398

Total Liabilities and Stockholders' Equity	$40,462	$53,756

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues
Net licensing revenue	$1,118	$1,505	$3,771	$6,515
Net sales	—	407	—	535
Net revenue	1,118	1,912	3,771	7,050
Cost of goods sold	—	407	—	445
Gross profit	1,118	1,505	3,771	6,605

Direct operating costs and expenses
Salaries, benefits and employment taxes	956	1,208	3,026	4,771
Other selling, general and administrative expenses	1,214	1,618	3,323	5,137
Total direct operating costs and expenses	2,170	2,826	6,349	9,908

Operating loss before other operating costs and expenses (income)	(1,052)	(1,321)	(2,578)	(3,303)

Other operating costs and expenses (income)
Depreciation and amortization	896	910	2,695	4,044
Asset impairment charges	—	—	—	3,483
Loss from equity investments	5,494	6,847	6,010	7,937
Gain on divestiture of Lori Goldstein Brand	—	—	—	(3,801)

Operating loss	(7,442)	(9,078)	(11,283)	(14,966)

Interest and finance expense (income)
Interest expense	470	133	1,400	418
Other interest and finance charges (income), net	52	9	169	20
Loss on early extinguishment of debt	—	—	1,850	—
Interest and finance expense (income), net	522	142	3,419	438

Loss before income taxes	(7,964)	(9,220)	(14,702)	(15,404)

Income tax provision (benefit)	25	—	75	—

Net loss	(7,989)	(9,220)	(14,777)	(15,404)
Net loss attributable to noncontrolling interest	(90)	(7)	(93)	(92)
Net loss attributable to Xcel Brands, Inc. stockholders	$(7,899)	$(9,213)	$(14,684)	$(15,312)

Earnings (loss) per common share attributable to Xcel Brands, Inc. stockholders:
Basic earnings (loss) per share (1)	$(2.02)	$(3.92)	$(5.06)	$(6.82)
Diluted earnings (loss) per share (1)	$(2.02)	$(3.92)	$(5.06)	$(6.82)
Weighted average number of common shares outstanding:
Basic weighted average common shares outstanding (1)	3,918,993	2,352,135	2,904,399	2,246,569
Diluted weighted average common shares outstanding (1)	3,918,993	2,352,135	2,904,399	2,246,569

(1)	Amounts presented for 2024, including the weighted average number of shares outstanding and the resulting loss per share information have been retroactively adjusted in order to give effect to the Company’s March 24, 2025 1-for-10 reverse stock split. See Note 1 and Note 7.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Xcel Brands, Inc. Stockholders
	Common Stock
	Number of		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance as of December 31, 2023	1,979,413	$2	$103,879	$(53,849)	$(1,861)	$48,171

Compensation expense related to stock options and restricted stock	—	—	36	—	—	36

Contra-revenue related to warrants held by licensee	—	—	10	—	—	10

Shares issued to consultant in connection with stock grant	7,800	—	98	—	—	98

Shares issued in connection with public offering and private placement transactions, net of transaction costs	357,889	—	1,902	—	—	1,902

Net loss	—	—	—	(6,294)	(51)	(6,345)

Balance as of March 31, 2024	2,345,102	2	105,925	(60,143)	(1,912)	43,872

Compensation expense related to stock options and restricted stock	—	—	32	—	—	32

Contra-revenue related to warrants held by licensee	—	—	10	—	—	10

Shares issued to directors in connection with restricted stock grants	4,000	—	—	—	—	—

Net income (loss)	—	—	—	195	(34)	161

Balance as of June 30, 2024	2,349,102	2	105,967	(59,948)	(1,946)	44,075

Compensation expense related to stock options and restricted stock	—	—	37	—	—	37

Contra-revenue related to warrants held by licensee	—	—	9	—	—	9

Shares issued to employee in connection with stock grant	1,468	—	10	—	—	10

Shares issued to executives for pro rata portion of base salaries, net of withholding taxes	7,448	—	55	—	—	55

Net loss	—	—	—	(9,213)	(7)	(9,220)

Balance as of September 30, 2024	2,358,018	$2	$106,078	$(69,161)	$(1,953)	$34,966

Balance as of December 31, 2024	2,368,072	$2	$106,666	$(76,244)	$(2,026)	$28,398

Additional impact related to fractional shares from reverse stock split	(57)	—	—	—	—	—

Compensation expense related to stock options and restricted stock	—	—	33	—	—	33

Contra-revenue related to warrants held by licensee	—	—	10	—	—	10

Shares issued to executives for pro rata portion of base salaries, net of withholding taxes	18,310	—	66	—	—	66

Net loss	—	—	—	(2,797)	—	(2,797)

Balance as of March 31, 2025	2,386,325	2	106,775	(79,041)	(2,026)	25,710

Compensation expense related to stock options and restricted stock	—	—	54	—	—	54

Contra-revenue related to warrants held by licensee	—	—	9	—	—	9

Warrants issued and amended in connection with refinancing of term loan debt	—	—	648	—	—	648

Shares issued to management and directors in connection with restricted stock grants	21,500	—	—	—	—	—

Shares issued to executives for pro rata portion of base salaries, net of withholding taxes	29,675	—	66	—	—	66

Net loss	—	—	—	(3,988)	(3)	(3,991)

Balance as of June 30, 2025	2,437,500	2	107,552	(83,029)	(2,029)	22,496

Compensation expense related to stock options and restricted stock	—	—	40	—	—	40

Contra-revenue related to warrants granted to licensee	—	—	9	—	—	9

Shares issued to executives for pro rata portion of base salaries, net of withholding taxes	44,416	—	59	—	—	59

Shares issued in connection with public offering and private placement transactions, net of transaction costs	2,324,860	3	1,962	—	—	1,965

Net loss	—	—	—	(7,899)	(90)	(7,989)

Balance as of September 30, 2025	4,806,776	$5	$109,622	$(90,928)	$(2,119)	$16,580

The values of Common stock and Paid-in capital, as well as the number of shares issued and outstanding, have been retroactively adjusted in order to give effect to the Company’s March 24, 2025 1-for-10 reverse stock split. See Note 1 and Note 7.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(14,777)	$(15,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,695	4,044
Asset impairment charges	—	3,483
Paid in-kind interest expense	452	—
Amortization of deferred finance costs and other non-cash interest expense	238	76
Stock-based compensation and cost of licensee warrants	346	296
Provision for (recovery of) credit losses	30	(45)
Loss from equity method investments	6,010	7,937
Loss on early extinguishment of debt	1,850	—
Gain on divestiture of Lori Goldstein brand	—	(3,801)
Changes in operating assets and liabilities:
Accounts receivable	836	591
Inventory	—	453
Prepaid expenses and other current and non-current assets	319	(134)
Deferred revenue	(685)	(180)
Accounts payable, accrued expenses, accrued income taxes payable, and other current liabilities	(2,046)	(304)
Lease-related assets and liabilities	(489)	(710)
Other long-term liabilities	25	391
Net cash used in operating activities	(5,196)	(3,307)

Cash flows from investing activities
Purchase of property and equipment	(10)	(112)
Net cash used in investing activities	(10)	(112)

Cash flows from financing activities
Proceeds from public offering and private placement transactions, net of transaction costs	1,965	1,902
Proceeds from long-term debt	5,670	—
Payment of deferred finance costs	(567)	—
Shares repurchased including vested restricted stock in exchange for withholding taxes	(122)	—
Payment of long-term debt	(500)	(500)
Net cash provided by financing activities	6,446	1,402

Net increase (decrease) in cash, cash equivalents, and restricted cash	1,240	(2,017)

Cash, cash equivalents, and restricted cash at beginning of period	1,993	2,998

Cash, cash equivalents, and restricted cash at end of period	$3,233	$981

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$1,494	$242
Restricted cash (reported in prepaid expenses and other current assets)	1,000	—
Restricted cash (reported in other non-current assets)	739	739
Total cash, cash equivalents, and restricted cash	$3,233	$981

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$607	$344
Cash paid during the period for income taxes	$515	$—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

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

Xcel is a media and consumer products company engaged in the design, licensing, marketing, live streaming, and social commerce sales of branded apparel, footwear, accessories, fine jewelry, home goods and other consumer products, and the acquisition of dynamic consumer lifestyle brands. The Company primarily generates revenue through the licensing of its brands through contractual arrangements with manufacturers and retailers. The Company, through its licensees, distributes through a modern consumer products sales strategy, which includes the promotion and sale of products under its brands through interactive television, digital live-stream shopping, social commerce, brick-and-mortar retailers, and e-commerce channels, to be everywhere its customers shop.

Currently, the Company’s brand portfolio consists of the following:

●	the Halston, Judith Ripka, and C Wonder brands, which are wholly owned by Xcel;
●	the TowerHill by Christie Brinkley brand, which is a new co-branded collaboration between Xcel and Christie Brinkley that launched in May 2024;
●	the LB70 by Lloyd Boston brand, which is a new co-branded collaboration between Xcel and Lloyd Boston that launched in August 2024;
●	the Trust, Respect, Love by Cesar Millan brand, which is a new co-branded collaboration between Xcel and Cesar Millan that is planned to launch in the fourth quarter of 2025;
●	the Longaberger brand, which Xcel manages through its 50% ownership interest in Longaberger Licensing, LLC; the Company consolidates Longaberger Licensing, LLC and recognizes noncontrolling interest for the remaining ownership interest held by a third party (see Note 2 for additional details);
●	GemmaMade, which is a co-branded collaboration between Xcel and baking influencer Gemma Stafford which is planned to launch in the fourth quarter of 2025; and

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

(Unaudited)

●	Mesa Mia, which is a brand owned by Mexican home influencer Jenny Martinez, and for which Xcel holds the television rights through a long-term license agreement and expects to launch in the fourth quarter of 2025.

Additionally, through October 1, 2025, the Company held a noncontrolling interest in the Isaac Mizrahi brand (see Note 2 and Note 12 for additional details).

The Company also holds a 19% noncontrolling interest in ORME Live, Inc. (“ORME”), a short-form video and social commerce marketplace that launched in April 2024.

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

Restricted Cash

Restricted cash at September 30, 2025 consisted of $0.7 million of cash deposited as collateral for a standby letter of credit associated with a real estate lease (reflected within other non-current assets in the condensed consolidated balance sheets) and $1.0 million of cash deposited in a bank account to satisfy a liquidity covenant in the Company’s term loan debt agreement (reflected within prepaid expenses and other current assets in the condensed consolidated balance sheets).

Restricted cash at December 31, 2024 consisted of $0.7 million of cash deposited as collateral for a standby letter of credit associated with a real estate lease (reflected within other non-current assets in the condensed consolidated balance sheets).

Going Concern

The unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

(Unaudited)

As of September 30, 2025, the Company has incurred recurring losses, a history of cash flows used in operating activities, and an accumulated deficit. While the Company has undertaken significant restructuring efforts during 2023 and 2024, and implemented additional measures during 2025 to further optimize its cost structure, management has determined that, absent additional funding, there is substantial doubt about the Company’s ability to meet its financial obligations as they become due within twelve months from the date these financial statements are issued.

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

September 30, 2025

(Unaudited)

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

Accordingly, as of and effective April 15, 2025, the Company concluded that as it no longer held significant influence over IM Topco, and discontinued the application of the equity method of accounting. In accordance with relevant GAAP guidance, the Company remeasured its retained investment in IM Topco as of the date of discontinuance of the equity method, which was not significantly different from the value reflected on the Company’s condensed consolidated balance sheet at March 31, 2025. From April 15, 2025, as the equity securities of IM Topco are not publicly traded and do not have readily determinable fair values, the Company elected to measure its investment in IM Topco in accordance with ASC 321-10-35-2: at adjusted cost, less impairment, plus or minus observable price changes of an identical or similar investment of the same issuer.

On and effective September 26, 2025, the Company, IM Topco, and two subsidiaries of WHP entered into a settlement agreement, pursuant to which the Company agreed to transfer all of its remaining equity interests in IM Topco to WHP, in exchange for (i) the release of the Company’s liability under a license agreement with IM Topco (see Note 10) and (ii) a capital appreciation right for the Company to receive 15% of the net consideration received by IM Topco and/or WHP in excess of $46 million in connection with any potential future capital transaction involving IM Topco which occurs on or before September 1, 2032. The equity interests were transferred on October 1, 2025.

Based on consideration of the above along with other relevant facts and circumstances, the Company determined that there were indicators of impairment with respect to its investment in IM Topco, and that the estimated fair value of its investment in IM Topco as well as the estimated fair value of the capital appreciation right as of September 30, 2025 was effectively zero. As such, the Company recognized a non-cash impairment charge to reduce the carrying value of its investment to zero.

Thus, for the three months ended September 30, 2025, the Company recognized a $5.49 million loss related to its investment in IM Topco, comprised of (i) a $5.53 million impairment charge, and (ii) a $(0.04) million adjustment related to the settlement of certain net receivables and payables between Xcel and IM Topco.

For the nine months ended September 30, 2025, the Company recognized a $6.01 million loss related to its investment in IM Topco, comprised of (i) a $5.53 million impairment charge, (ii) a $0.21 million equity method loss, (ii) a $(0.24) million adjustment to the carrying value of a contingent contractual obligation related to IM Topco (see Note 11 for additional information), and (iii) other related costs and adjustments totaling $0.51 million.

For the three and nine months ended September 30, 2024, the Company recognized equity method losses related to its investment in IM Topco of $0.52 million and $1.55 million, respectively, and also recognized a $6.25 million non-cash charge to recognize a contingent contractual obligation related to IM Topco (see Note 11 for additional information).

Investment in Orme Live, Inc.

During 2024, the Company accounted for its investment in ORME under the equity method of accounting. The Company’s proportional share of the operating results of ORME for the three and nine months ended September 30, 2024 was a loss of approximately $0.08 million and $0.14 million, respectively.

Effective January 2025, the Company no longer applies the equity method of accounting to its investment in ORME. Instead, the Company currently accounts for its investment in ORME in accordance with ASC 321-10-35-2: at adjusted

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

(Unaudited)

cost, less impairment, plus or minus observable price changes of an identical or similar investment of the same issuer. There were no amounts recognized in the condensed consolidated statement of operations related to ORME for the three and nine months ended September 30, 2025. The carrying value of the Company’s investment in ORME as of September 30, 2025 and December 31, 2024 was zero.

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

The amount of LL's losses attributed to Hilco Global's non-controlling interest for the three months ended September 30, 2025 and 2024 was $0.09 million and $0.01 million, respectively. The amount of LL's losses attributed to Hilco Global's non-controlling interest for the nine months ended September 30, 2025 and 2024 was $0.09 million and $0.09 million, respectively.

3.    Trademarks and Other Intangibles

Trademarks and other intangibles, net consist of the following:

	Weighted
	Average	September 30, 2025
	Amortization	Gross Carrying	Accumulated	Net Carrying
($ in thousands)	Period	Amount	Amortization	Amount
Trademarks (finite-lived)	15 years	58,580	26,479	32,101
Copyrights and other intellectual property	8 years	429	419	10
Total		$59,009	$26,898	$32,111

	Weighted
	Average	December 31, 2024
	Amortization	Gross Carrying	Accumulated	Net Carrying
($ in thousands)	Period	Amount	Amortization	Amount
Trademarks (finite-lived)	15 years	58,580	23,852	34,728
Copyrights and other intellectual property	8 years	429	398	31
Total		$59,009	$24,250	$34,759

Amortization expense for intangible assets was approximately $0.88 million for the three-month period ended September 30, 2025 (the "current quarter") and approximately $0.89 million for the three-month period ended September 30, 2024 (the "prior year quarter").

Amortization expense intangible assets was approximately $2.65 million for the nine-month period ended September 30, 2025 (the "current nine months") and approximately $3.95 million for the nine-month period ended September 30, 2024 (the "prior year nine months").

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

(Unaudited)

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

Net licensing revenue from the Qurate Agreements totaled $0.24 million and $0.26 million for the current quarter and prior year quarter, respectively, representing approximately 21% and 14% of the Company’s total net revenue for the current quarter and prior year quarter, respectively.

Net licensing revenue from the Qurate Agreements totaled $0.81 million and $3.27 million for the current nine months and prior year nine months, respectively, representing approximately 22% and 46% of the Company’s total net revenue for the current nine months and prior year nine months, respectively.

As of September 30, 2025 and December 31, 2024, the Company had receivables from Qurate of $0.25 million and $0.40 million, respectively, representing approximately 18% and 18% of the Company’s total net accounts receivable, respectively.

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

As a result of the upfront cash payment and guaranteed minimum royalties discussed above, the Company has recognized $2.89 million and $3.56 million of deferred revenue contract liabilities on its condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively. As of December 31, 2024, approximately $0.89 million of the contract liability balance was classified as a current liability and approximately $2.67 million was classified as a long-term liability. As of September 30, 2025, approximately $0.89 million of the contract liability balance was classified as a current liability and approximately $2.00 million was classified as a long-term liability; the balance of the deferred revenue contract liabilities will be recognized ratably as revenue over the next 3.25 years.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

(Unaudited)

Net licensing revenue recognized from the Halston Master License was $0.64 million for both the current quarter and prior year quarter, representing approximately 57% and 33% of the Company’s total net revenue for the current quarter and prior year quarter, respectively. Net licensing revenue recognized from the Halston Master License was $1.91 million and $1.93 million for the current nine months and prior year nine months, respectively, representing approximately 51% and 27% of the Company’s total net revenue for the current nine months and prior year nine months, respectively.

JTV / America’s Collectibles Network, Inc.

The Company has a license agreement with America’s Collectibles Network, Inc. (d/b/a JTV) (“JTV”) that obligates JTV to pay the Company royalties based on product sales of Judith Ripka brand merchandise. In addition, the Company has outstanding receivables from prior product sales of fine jewelry made to JTV. As of September 30, 2025 and December 31, 2024, the Company had receivables from JTV of $0.20 million and $1.06 million, respectively, representing approximately 14% and 47% of the Company’s total net accounts receivable, respectively.

5. Leases

The Company is party to operating leases for real estate, and for certain equipment and storage space with a term of 12 months or less. The Company is currently not a party to any finance leases. As of September 30, 2025, the Company’s real estate leases have a weighted-average remaining lease term of approximately 4.22 years, and the lease liabilities are measured using a weighted-average discount rate of 8.05%.

Total lease expense (net of sublease income) included in selling, general and administrative expenses on the Company’s unaudited condensed consolidated statements of operations was approximately $0.1 million for the current quarter, $0.3 million for the prior year quarter, $0.5 million for the current nine months, and $0.7 million for the prior year nine months. Cash paid for amounts included in the measurement of operating lease liabilities was approximately $0.5 million for the current quarter, $0.4 million for the prior year quarter, $1.4 million for the current nine months, and $1.2 million for the prior year nine months.

During the prior year nine months, as a result of entering into an agreement (as sublessor) in January 2024 for the sublease of offices located at 1333 Broadway to a third-party subtenant, the Company recognized non-cash impairment charges related to the right-of-use asset for this location and associated leasehold improvement assets at this location. These impairment charges amounted to approximately $3.1 million for the right-of-use asset and approximately $0.4 million for the leasehold improvements during the nine month period ended September 30, 2024.

As of September 30, 2025, the maturities of future lease obligations were as follows:

Amount
Year	(in thousands)
2025 (October 1 through December 31)	$512
2026	2,060
2027	1,841
2028	570
2029	585
Thereafter	1,420
Total lease payments	6,988
Less: Discount	1,222
Present value of lease liabilities	5,766
Current portion of lease liabilities (October 1, 2025 through September 30, 2026)	1,655
Non-current portion of lease liabilities	$4,111

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

(Unaudited)

6. Debt

The Company’s net carrying amount of debt is comprised of the following:

	September 30,	December 31,
($ in thousands)	2025	2024
Term loan debt	$13,120	$7,950
Accumulated paid in-kind interest	452	—
Unamortized deferred finance costs and other reductions to carrying value	(1,034)	(1,381)
Total	12,538	6,569
Current portion of debt	3,500	—
Long-term debt	$9,038	$6,569

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

The Term Loans are guaranteed by certain direct and indirect subsidiaries of the Company, and are secured by all of the assets of the Company and such subsidiaries. The loan agreement contains various customary financial covenants and reporting requirements, as specified and defined therein. The Company was in compliance with all applicable covenants

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

(Unaudited)

under the loan agreement, or if not in compliance with certain covenants had obtained a waiver from the lenders with respect to such covenants, as of and for all periods presented in the condensed consolidated financial statements.

Principal

As of September 30, 2025, principal on Term Loan A was payable on a pro rata basis in quarterly installments of $250,000 on each of March 31, June 30, September 30, and December 31 of each year, commencing on March 31, 2026, with the unpaid balance due on the maturity date of December 12, 2028. Principal on Term Loan B is payable on the maturity date of December 12, 2028.

However, as a result of the October 2025 and November 2025 amendments to the Company’s term loan debt (see Note 12), the Company became obligated to make a prepayment of $250,000 on Term Loan A in October 2025 and to make a prepayment of $3,250,000 on Term Loan A in February 2026, with the remaining principal balance on Term Loan A of $500,000 due on December 31, 2026. These amendments are reflected in the table below.

Thus, the aggregate future principal payments due under the Term Loans are as follows:

Amount of
($ in thousands)	Principal
Year	Payment
2025 (October 1 through December 31)	$250
2026	3,750
2027	—
2028	9,572
Total	$13,572

Interest and Exit Fees

From December 12, 2024 through April 20, 2025, interest on Term Loans accrued at an annual rate equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York for an interest period equal to three months (the “3-month SOFR rate”), subject to a 2.0% floor, plus (i) 8.5% for Term Loan A and Delayed Draw Term Loan and (ii) 13.5% for Term Loan B. From and after April 21, 2025, interest on the Term Loans accrues at an annual rate equal to the 3-month SOFR rate, subject to a 2.0% floor, plus (i) 8.5% for Term Loan A and (ii) 6.5% for Term Loan B.

Interest on amounts outstanding under the Term Loans accrues daily and is payable at the end of each calendar month, except that from April 21, 2025 through March 31, 2027, interest on the Term Loan B will be paid in-kind (“PIK”) by being capitalized and added to the principal amount of the Term Loan B at the end of each calendar month. For the current quarter and current nine months, the Company recognized approximately $0.26 million and $0.45 million, respectively, of PIK interest.

For the current quarter and current nine months, the Company incurred interest expense (including interest paid in cash, PIK, and the amortization of deferred finance costs) related to term loan debt of approximately $0.39 million and $1.32 million, respectively, reflecting an effective interest rate of approximately 13.4% and 15.6%, respectively.

For the prior year quarter and prior year nine months, the Company incurred interest expense (including both interest paid in cash and the amortization of deferred finance costs) related to term loan debt of approximately $0.14 million and $0.42 million, respectively, reflecting an effective interest rate of approximately 11.6%.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

(Unaudited)

The amended loan agreement also requires that the Company pay an exit fee of $175,000 to FEAC related to Term Loan A and an exit fee of $400,000 to Restore related to Term Loan B upon the maturity or full payment of the Term Loans. The Company is accruing the cost of the Term Loan A exit fee over the term of the related debt, while the net present value of the Term Loan B exit fee on April 21, 2025 was recognized as part of the loss on early extinguishment of debt.

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

In connection with the debt refinancing transaction on April 21, 2025 as described above, the Company incurred certain legal costs and other fees; these fees and costs totaling $0.53 million were deferred on the Company’s balance sheet as a reduction of the carrying value of the term loan debt. Also in connection with the April 21, 2025 debt refinancing transaction, the Company issued certain warrants to UTG to purchase shares of the Company’s common stock. In accordance with GAAP, the Company allocated the value of the total proceeds of $13.62 million between the term loan debt and the warrants, based on the relative fair values of each; as a result, the Company recognized a $0.58 million increase to stockholders’ equity as additional paid-in capital for the allocated fair value of the warrants, and an offsetting decrease to the net carrying value of the term loan debt. These reductions to the carrying value of the term loan debt totaling $1.11 million are being amortized to interest expense over the term of the debt using the effective interest method.

Loss on Early Extinguishment of Debt

As a result of the April 21, 2025 debt refinancing transaction as described above, the Company recognized a loss on extinguishment of debt of $0 and approximately $1.85 million for the current quarter and current nine months, respectively. This loss was comprised of the write-off of $1.26 million of remaining unamortized deferred finance costs related to the December 2024 term loan, $0.25 million for a termination fee paid in cash to Restore at closing, $0.27 million for the net present value of the Term Loan B exit fee which will be paid to in cash to Restore upon the maturity or full payment of the Term Loans, and $0.07 million related to the new warrants granted to Restore and the amendment of certain warrants previously granted in December 2024. The $0.07 million amount related to the warrants was recorded with an offsetting increase to stockholders’ equity as additional paid-in capital.

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

September 30, 2025

(Unaudited)

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

2025 Public Offering and Private Placement Transactions

On August 1, 2025, the Company entered into a placement agency agreement with Maxim Group LLC (the “Placement Agent”), as lead placement agent, relating to a best efforts public offering (the “2025 Offering”) of 2,181,818 shares of the Company’s common stock at a price to the public of $1.10 per share.

The closing of the 2025 Offering occurred on August 4, 2025. The net proceeds to the Company from the sale of the shares, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company, were approximately $1.8 million.

In connection with the 2025 Offering, on August 1, 2025, the Company entered into subscription agreements with each of Robert W. D’Loren, Chairman and Chief Executive Officer of the Company, and Mark DiSanto, a director of the Company, to purchase 82,159 and 60,883 shares, respectively, at a price of $1.38 per share. The total number of shares purchased was 143,042. Net proceeds after payment of agent fees were approximately $0.2 million. The purchase of such shares closed concurrently with the 2025 Offering.

The aggregate number of shares of common stock issued in the 2025 Public Offering and Private Placement Transactions was 2,324,860 shares and the total net proceeds received were approximately $2.0 million.

Upon the closing of these transactions, the Company issued the Placement Agent certain warrants to purchase up to 80,791 shares of common stock. Such warrants will be exercisable at an exercise price of $1.10 per share, in whole or in part, during the four and one-half year period that commenced 180 days after August 1, 2025.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

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

In connection with the 2024 Offering, on March 14, 2024, the Company entered into subscription agreements with each of Robert W. D’Loren, Chairman and Chief Executive Officer of the Company; Mark DiSanto, a director of the Company; and Seth Burroughs, Executive Vice President of Business Development and Treasury of the Company to purchase 13,258, 13,258, and 2,946 shares, respectively, at a price of $9.80 per share. The total number of shares purchased was 29,462. Net proceeds after payment of agent fees were approximately $0.3 million. The purchase of such shares closed concurrently with the 2024 Offering.

The aggregate number of shares of common stock issued in the 2024 Public Offering and Private Placement Transactions was 357,889 shares and the total net proceeds received were approximately $1.9 million.

Upon the closing of these transactions, the Company issued the Representative certain warrants to purchase up to 18,293 shares of common stock. Such warrants are exercisable at an exercise price of $8.125 per share, in whole or in part, during the four and one-half year period that commenced 180 days after March 15, 2024.

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

Stock-based Compensation

Total expense recognized for all forms of stock-based compensation was approximately $0.15 million and $0.15 million for the current quarter and prior year quarter, respectively. Of the current quarter expense amount, approximately $0.13 million related to employees and approximately $0.02 million related to directors and consultants. Of the prior year quarter expense amount, approximately $0.11 million related to employees and approximately $0.04 million related to directors and consultants.

Total expense recognized for all forms of stock-based compensation was approximately $0.48 million and $0.32 million for the current nine months and prior year nine months, respectively. Of the current nine months expense amount, approximately $0.40 million related to employees and approximately $0.08 million related to directors and consultants. Of the prior year nine months expense amount, approximately $0.11 million related to employees and approximately $0.21 million related to directors and consultants.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

(Unaudited)

Stock-based compensation expense is recorded as a component of Other selling, general and administrative expenses in the condensed consolidated statements of operations.

Stock Options

A summary of the Company’s stock options activity for the current nine months is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding at January 1, 2025	472,392	$19.01	3.65	$—
Granted	97,500	2.02
Exercised	—	—
Expired/Forfeited	(45,898)	24.22
Outstanding at September 30, 2025, and expected to vest	523,994	$15.39	3.12	$—
Exercisable at September 30, 2025	83,994	$20.44	3.32	$—

On April 7, 2025, the Company granted options to purchase an aggregate of 10,000 shares of common stock to certain key individuals. The exercise price of the options is $2.91316 per share, and the vesting of such options is contingent upon the achievement of certain revenue targets.

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

On September 24, 2025, the Company granted options to purchase an aggregate of 60,000 shares of common stock to a member of management. The exercise price of the options is $1.585 per share, and the vesting of such options is contingent upon the Company’s common stock achieving certain target prices or the Company achieving certain financial performance targets.

Compensation expense related to stock options for the current quarter and the prior year quarter was approximately $0.01 million and $0.02 million, respectively. Compensation expense related to stock options for the current nine months and the prior year nine months was approximately $0.07 million and $0.06 million, respectively. Total unrecognized compensation expense related to unvested stock options at September 30, 2025 was approximately $0.01 million and is expected to be recognized over a weighted average period of approximately 0.51 years.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

(Unaudited)

A summary of the Company’s non-vested stock options activity for the current nine months is as follows:

		Weighted
		Average
	Number of	Grant Date
	Options	Fair Value
Balance at January 1, 2025	375,000	$0.24
Granted	97,500	0.39
Vested	(32,500)	3.09
Forfeited or Canceled	—	—
Balance at September 30, 2025	440,000	$0.06

Of the total stock options outstanding at September 30, 2025, the vesting of 350,000 options is contingent upon the Company’s common stock achieving certain target prices, the vesting of 20,000 options is contingent upon the achievement of certain revenue targets, and the vesting of 60,000 options is contingent upon the Company’s common stock achieving certain target prices or the Company achieving certain financial performance targets. None of these 430,000 performance-based stock options have vested, and no compensation expense has been recorded related to such options.

Stock Awards

A summary of the Company’s restricted stock activity for the current nine months is as follows:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2025	35,333	$34.80
Granted	113,901	2.09
Vested	(92,401)	1.96
Expired/Forfeited	—	—
Outstanding at September 30, 2025	56,833	$22.63

On May 28, 2025, the Company issued an aggregate of 4,000 shares of common stock to non-management directors, of which 50% vests on each of April 1, 2026 and April 1, 2027.

On May 28, 2025, the Company issued an aggregate of 17,500 shares of common stock to Messrs. D’Loren, DiSanto, and Burroughs, which vest on November 1, 2025.

In accordance with the amended employment agreements with each of Mr. D’Loren and Mr. Burroughs, effective July 16, 2024 and through December 31, 2025, the Company is paying 40% of each such executive officer’s base salary via the issuance of shares of the Company’s common stock, issued on the last day of each month. Each of Mr. D’Loren and Mr. Burroughs are permitted to pay the withholding tax through the exchange of a portion of the shares. Under the terms of these amended agreements, the Company issued an aggregate of 92,401 shares of common stock (which vested immediately) to executives for the current nine months.

Compensation expense related to stock awards was approximately $0.14 million for the current quarter and approximately $0.13 million for the prior year quarter. Compensation expense related to stock awards was approximately $0.41 million for the current nine months and approximately $0.26 million for the prior year nine months. Total unrecognized compensation expense related to unvested restricted stock grants at September 30, 2025 was approximately $0.03 million

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

(Unaudited)

and is expected to be recognized over a weighted average period of approximately 0.68 years.

Restricted Stock Units

There were no restricted stock units outstanding as of September 30, 2025 and December 31, 2024, and no restricted stock units have been issued since the inception of the 2021 Plan.

Shares Available Under the Company’s Equity Incentive Plans

At September 30, 2025, there were 72,559 shares of common stock available for future award grants under the 2021 Plan.

Shares Reserved for Issuance

As of September 30, 2025, there were 596,553 shares of common stock reserved for issuance under the Company’s Equity Incentive Plans, including 381,494 shares reserved pursuant to unexercised warrants and stock options previously granted under the 2011 Plan, 142,500 shares reserved pursuant to unexercised stock options granted under the 2021 Plan, and 72,559 shares available for issuance under the 2021 Plan.

As of September 30, 2025, there were also 1,476,455 shares of common stock reserved for issuance that were unrelated to the Company’s Equity Incentive Plans, including 100,000 shares reserved pursuant to unexercised warrants related to the Halston Master License (as described below), 18,293 shares reserved pursuant to unexercised Representative warrants related to the 2024 Offering (as described above), 80,791 shares reserved pursuant to unexercised Placement Agent warrants related to the 2025 Offering (as described above), 139,916 shares reserved pursuant to unexercised warrants related to the December 12, 2024 debt refinancing transaction (see Note 6), and 1,137,455 shares reserved pursuant to unexercised warrants related to the April 21, 2025 debt refinancing transaction (see Note 6).

Warrants

A summary of the Company’s warrants activity for the current nine months is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	(in Years)	Value
Outstanding and exercisable at January 1, 2025	263,957	$9.73	8.96	$—
Issued	1,218,246	10.97
Amended	(5,748)	4.38
Exercised	—	—
Expired/Forfeited	—	—
Outstanding at September 30, 2025	1,476,455	$10.43	6.75	$—
Exercisable at September 30, 2025	1,295,673	$10.66	6.80	$—

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

September 30, 2025

(Unaudited)

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

In connection with the 2025 Offering (the details of which are disclosed above), the Company issued the Placement Agent certain warrants to purchase up to 80,791 shares of common stock. Such warrants will be exercisable at an exercise price of $1.10 per share, in whole or in part, during the four and one-half year period that commenced 180 days after August 1, 2025.

In connection with the entrance into the Halston Master License in 2023 (see Note 4), the Company issued to G-III a ten-year warrant to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $15.00 per share, which vests based upon certain annual royalty targets being satisfied under the license agreement. The fair value of this warrant is being recognized as a reduction of revenue over the term of the related license agreement, with an offsetting increase to stockholders’ equity as additional paid-in capital. The amount of contra-revenue recognized related to this warrant during the current quarter and prior year quarter was approximately $0.01 million in each period, and the amount of contra-revenue recognized was during the current nine months end prior year nine months was approximately $0.03 million in each period. As of September 30, 2025, no portion of this warrant had vested.

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

The following table is a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share computations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to Xcel Brands, Inc. stockholders (in thousands)	$(7,899)	$(9,213)	$(14,684)	$(15,312)

Denominator:
Basic weighted average number of shares outstanding	3,918,993	2,352,135	2,904,399	2,246,569
Add: Effect of warrants	—	—	—	—
Add: Effect of stock options	—	—	—	—
Diluted weighted average number of shares outstanding	3,918,993	2,352,135	2,904,399	2,246,569

Basic earnings (loss) per share	$(2.02)	$(3.92)	$(5.06)	$(6.82)
Diluted earnings (loss) per share	$(2.02)	$(3.92)	$(5.06)	$(6.82)

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

(Unaudited)

As a result of the net loss for all periods presented, the Company calculated diluted EPS using basic weighted average shares outstanding for all such periods, as utilizing diluted shares would be anti-dilutive to loss per share.

The computation of diluted EPS excludes the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Stock options	523,994	477,576	523,994	477,576
Warrants	1,476,455	129,899	1,476,455	129,899
Total	2,000,449	607,475	2,000,449	607,475

9. Income Taxes

The estimated annual effective income tax rate was for the current quarter and the prior year quarter was approximately

-0.3% and 0%, resulting in an income tax provision (benefit) of $0.03 million and $0, respectively. The estimated annual effective income tax rate for the current nine months and the prior year nine months was approximately -0.5% and 0% respectively, resulting in an income tax provision (benefit) of $0.08 million and $0, respectively.

For all periods presented, the federal statutory rate differed from the effective tax rate due to the recording of a valuation allowance against the benefit that would have otherwise been recognized, as it was considered not more likely than not that the net operating losses generated during each period will be utilized in future periods.

10. Related Party Transactions

IM Topco, LLC

As described in Note 2, the Company held a noncontrolling interest in IM Topco as of September 30, 2025.

Service Agreement

The Company is party to a services agreement with IM Topco that has been amended from time to time, pursuant to which the Company agreed to provide certain design and support services (including assistance with the operations of the interactive television business and related talent support) to IM Topco in exchange for a service fee. In April 2024, the services agreement was amended to set the service fees at $150,000 per year.

In accordance with the terms of this services agreement, the Company recognized service fee income of $0 and $37,500, respectively, within net licensing revenue in the condensed consolidated statements of operations for the three months ended September 30, 2025 and 2024, respectively. The Company recognized service fee income related to this services agreement of $112,500 for both the nine months ended September 30, 2025 and 2024.

License Agreement

The Company was previously party to a license agreement with IM Topco, pursuant to which IM Topco granted the Company a license to use certain Isaac Mizrahi trademarks related to women’s sportswear products in exchange for the payment of royalties to IM Topco. This license agreement was later terminated in favor of a new similar license agreement between IM Topco and an unrelated third party; however, as part of such termination, Xcel had provided a guarantee to IM Topco for the payment of any difference between (i) the royalties received by IM Topco under the new agreement and (ii) the amount of royalties that IM Topco would have received under the original license agreement with Xcel. For all

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

(Unaudited)

periods presented in these condensed consolidated financial statements, royalties received by IM Topco from the third-party agreement were expected to exceed the guaranteed royalties that IM Topco would have received under the original license agreement with Xcel, and thus no royalty expense for any shortfall was recognized for such periods.

Additionally, pursuant to the terms of a 2023 amendment to the May 2022 membership purchase agreement, Xcel had agreed to make additional royalty payments to IM Topco totaling $450,000, of which $75,000 was paid during the year ended December 31, 2023, and $237,500 was paid during the year ended December 31, 2024. No payments of these additional royalties were made during the nine months ended September 30, 2025.

Effective September 26, 2025, pursuant to the terms of a settlement agreement entered into with IM Topco and WHP (see Note 2 for additional details), the Company was released from any current or future liability related to the aforementioned guarantee to IM Topco and the aforementioned additional royalty payments.

Financing Transactions

2025 Public Offering and Private Placement Transactions

In connection with the 2025 Offering of 2,181,818 shares of the Company’s common stock at a price to the public of $1.10 per share which was consummated on August 4, 2025 (see Note 7 for additional details), Robert W. D’Loren, Chairman and Chief Executive Officer of the Company, and Mark DiSanto, a director of the Company, purchased 124,200 and 91,800 shares, respectively, at $1.10 per share, the same price at which the shares were sold to other purchasers in the Offering.

In connection with the 2025 Offering, on August 1, 2025, the Company entered into subscription agreements with each of Mr. D’Loren and Mr. DiSanto, to purchase 82,159 and 60,883 shares, respectively, at a price of $1.38 per share. The purchase of such shares closed concurrently with the 2025 Offering.

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

September 30, 2025

(Unaudited)

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

11. Commitments and Contingencies

Contingent Obligation – Isaac Mizrahi Transaction

Under the terms of the May 31, 2022 transaction related to the sale of a majority interest in the Isaac Mizrahi brand (as subsequently amended in 2023 and 2024), the Company had agreed with WHP that, in the event that the aggregate royalties received by IM Topco were less than $13.5 million for the twelve-month period ending March 31, 2025 or less than $18.0 million for the year ending December 31, 2025, Xcel was obligated to transfer equity interests in IM Topco to WHP equal to 12.5% of the total outstanding equity interests of IM Topco, such that Xcel’s ownership interest in IM Topco would decrease from 30% to 17.5%, and WHP’s ownership interest in IM Topco would increase from 70% to 82.5%.

During 2024, management concluded that, based on current trends in and projections of IM Topco’s royalty revenues as well as the Company’s decision to not make the remaining additional royalty payments to IM Topco (see Note 10), it was virtually certain that the Company would be required to make such transfer of equity interests to WHP in 2025. As such, the Company estimated and recorded a contingent obligation of approximately $6.25 million as of September 30, 2024, and recognized a corresponding non-cash charge in the statement of operations for the prior year quarter and prior year nine months. During the three months ended December 31, 2024, the Company recorded an adjustment to this contingent obligation of approximately $(2.04) million, resulting in a $4.21 million contingent obligation reflected on the condensed consolidated balance sheet as of December 31, 2024.

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

Contractual Commitment – Disposition of IM Topco Equity Interests

On and effective September 26, 2025, the Company, IM Topco, and two subsidiaries of WHP entered into a settlement agreement, pursuant to which the Company agreed to transfer all of its remaining equity interests in IM Topco to WHP, in exchange for (i) the release of the Company’s liability under a license agreement with IM Topco (see Note 10) and (ii) a capital appreciation right for the Company to receive 15% of the net consideration received by IM Topco and/or WHP

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

(Unaudited)

in excess of $46 million in connection with any potential future capital transaction involving IM Topco which occurs on or before September 1, 2032. The equity interests were transferred on October 1, 2025.

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

12.    Subsequent Events

IM Topco Equity Interest Transfer

On October 1, 2025, in accordance with the settlement agreement described in Note 2 and Note 11, Xcel transferred to WHP equity interests equal to 17.5% of the outstanding equity interests of IM Topco (which represented all of Xcel’s remaining equity interest in IM Topco) in exchange for (i) the release of the Company’s liability under a license agreement with IM Topco (see Note 10) and (ii) a capital appreciation right for the Company to receive 15% of the net consideration received by IM Topco and/or WHP in excess of $46 million in connection with any potential future capital transaction involving IM Topco which occurs on or before September 1, 2032.

Term Loan Debt Amendments

On October 7, 2025, the Company and certain of its subsidiaries and its lenders and FEAC Agent, LLC entered into a further amendment of the December 12, 2024 loan and security agreement, pursuant to which the (i) the agents and lenders (as defined in the loan and security agreement) consented to the transfer and the release of the termination of the pledge agreement and the release of the agents’ liens on the equity interests of IM Topco, LLC; (ii) the liquid asset covenant requirement was reduced to $1,000,000; and (iii) Xcel made a prepayment of $250,000 against the outstanding principal amount of Term Loan A, of which $140,000 was paid from the blocked account.

On November 18, 2025, the Company and certain of its subsidiaries and its lenders and FEAC Agent, LLC entered into the fourth amendment of the December 12, 2024 loan and security agreement, pursuant to which (i) the agents and lenders (as defined in the loan and security agreement) provided the Company with a limited waiver with respect to certain specified events of default, and also amended certain financial covenants related to the term loan agreement; (ii) the Company committed to make a prepayment of $3,250,000 on Term Loan A by February 20, 2026, along with the payment of an amendment fee of $450,000 (of which $125,000 is payable on December 5, 2025 and the remaining $325,000 will be due if the $3,250,000 principal amount of Term Loan A is not repaid on or prior to February 20, 2026); and (iii) the payment of the remaining principal balance on Term Loan A of $500,000 was changed to be due on December 31, 2026 which shall be held by IPX (See Note 10). In addition, upon the repayment of the $3.25 million of Term Loan A, the Company will have revised financial covenants. The minimum revenue requirement for the rolling 12 months ending December 31, 2025 will be $3.9 million and $1.7 million for the Included Subsidiaries and Halston, respectively, each as defined in the loan agreements. And after the Term Loan A payment is made, the minimum revenue requirement covenants shall remain at these levels for the duration of the loans and the minimum liquidity requirement shall be zero, which includes the lenders’ release of $1.0 million of restricted cash within the blocked account back to the Company.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

(Unaudited)

Stock-based Awards

On October 30, 2025, the Company’s Board of Directors resolved that the Company shall grant of the following stock-based awards, subject to and conditioned upon stockholder approval of the proposal to increase the number of shares of common stock authorized for issuance under the 2021 Plan at the annual stockholder meeting scheduled to be held on December 3, 2025:

●	options to purchase an aggregate of 113,500 shares of common stock to non-management directors, with exercise price to be equal to the last sale price of the common stock on the grant date and vesting determined by the Board of Directors or the Compensation Committee on the grant date;

●	an aggregate of 39,583 shares of common stock to non-management directors, with vesting determined by the Board of Directors or the Compensation Committee on the grant date;

●	25,000 and 20,000 shares of common stock to Mr. D’Loren and Mr. DiSanto, respectively, which shall be fully vested immediately upon grant; and

●	options to purchase an aggregate of 340,200 shares of common stock to senior management, with vesting contingent upon the Company’s common stock achieving certain specified target prices and the exercise price to be equal to the last sale price of the common stock on the grant date. The vesting of 97,500 options shall occur if the stock price reaches $3.00 per share; 81,500 options shall vest if the stock price reaches $5.00 per share; 67,000 options shall vest if the stock price reaches $7.00 per share; 54,200 options shall vest if the stock price reaches $9.00 per share; and 40,000 options shall vest if the stock price reaches $11.00 per share.

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

Currently, our brand portfolio consists of the following:

●	the Halston, Judith Ripka, and C Wonder brands, which are wholly owned by Xcel;
●	the TowerHill by Christie Brinkley brand, which is a new co-branded collaboration between Xcel and Christie Brinkley that launched in May 2024;
●	the LB70 by Lloyd Boston brand, which is a new co-branded collaboration between Xcel and Lloyd Boston that launched in August 2024;
●	the Trust, Respect, Love by Cesar Millan brand, which is a new co-branded collaboration between Xcel and Cesar Millan that is planned to launch in the fourth quarter of 2025;
●	the Longaberger brand, which Xcel manages through its 50% ownership interest in Longaberger Licensing, LLC;
●	GemmaMade, which is a co-branded collaboration between Xcel and baking influencer Gemma Stafford which is planned to launch in the fourth quarter of 2025; and
●	Mesa Mia, which is a brand owned by Mexican home influencer Jenny Martinez, and for which Xcel holds the television rights through a long-term license agreement and expects to launch in the fourth quarter of 2025.

Additionally, through October 1, 2025, we held a noncontrolling interest in the Isaac Mizrahi brand.

The Company also holds a 19% noncontrolling interest in ORME Live, Inc. (“ORME”), a short-form video and social commerce marketplace that launched in April 2024.

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

Summary of Operating Results

Three months ended September 30, 2025 (the “current quarter”) compared with the three months ended September 30, 2024 (the “prior year quarter”)

Revenues

Current quarter net revenue decreased by $0.79 million to $1.12 million from $1.91 million for the prior year quarter. This decrease was driven by the combination of (i) the fact that in the prior year quarter, we recognized $0.41 million of net product sales from the sale of all remaining inventory of the Longaberger Brand to a third party at cost, and (ii) declines in our licensing revenues. The declines in licensing revenue were primarily attributable to (i) lower service fees related to IM Topco (see Note 10 to the financial statements for additional details related to the services agreement with IM Topco) and (ii) lower sales of branded products by our licensees mainly due to more cautious consumer spending in the current economic environment.

Direct Operating Costs and Expenses

Direct operating costs and expenses decreased approximately $0.66 million, from $2.83 million in the prior year quarter to $2.17 million in the current quarter. This decrease was primarily attributable to the 2023 restructuring and transformation of our business operating model, along with additional cost reduction actions taken by management in 2024, which significantly reduced the Company’s payroll, operating, and overhead costs.

Management has continued to implement additional cost cutting measures throughout 2025 to further optimize the Company’s cost structure. Currently, the Company has reduced its direct operating expenses to an expected run rate of less than $10 million per annum.

Other Operating Costs and Expenses (Income)

Depreciation and amortization expense was reasonably consistent with the prior year, approximating $0.90 million in the current quarter and $0.91 million in the prior year quarter.

We recognized losses related to our equity investments in unconsolidated affiliates (IM Topco, LLC and ORME Live Inc.) of approximately $5.49 million and $6.85 million for the current quarter and prior year quarter, respectively. The current quarter loss was primarily attributable to a non-cash impairment charge related to the disposition of our remaining equity interest in IM Topco, which closed in October 2025. The prior year quarter amount was primarily attributable to the combination of (i) $0.60 million of equity method losses and (ii) a $6.25 million non-cash charge to recognize a contractual contingent obligation related to IM Topco, which was subsequently satisfied and discharged in April 2025.

Interest and Finance Expense

Interest and finance expense was approximately $0.52 million for the current quarter, compared with approximately $0.14 million for the prior year quarter. This increase was primarily attributable to the higher interest rate and higher principal balance on outstanding term loan debt in the current quarter as compared to the prior year quarter.

Income Taxes

The estimated annual effective income tax rate for the current quarter and the prior year quarter was approximately -0.3% and 0% respectively, resulting in an income tax provision (benefit) of $0.03 million and $0, respectively. The federal statutory rate differed from the effective tax rate due to the recording of a valuation allowance against the benefit that would have otherwise been recognized, as it was considered not more likely than not that the net operating losses generated during each period will be utilized in future periods.

Net Loss Attributable to Xcel Brands, Inc. Stockholders

We had a net loss of $7.90 million for the current quarter, compared with a net loss of $9.21 million for the prior year quarter, due to the combination of the factors outlined above.

Non-GAAP Net Income (Loss), Non-GAAP Diluted EPS, and Adjusted EBITDA

We had a non-GAAP net loss of approximately $1.34 million, or $(0.34) per diluted share (“non-GAAP diluted EPS”), for the current quarter and a non-GAAP net loss of $1.33 million, or $(0.57) per diluted share, for the prior year quarter. Non-GAAP net income (loss) is a non-GAAP unaudited term, which we define as net income (loss) attributable to Xcel Brands, Inc. stockholders, exclusive of amortization of trademarks, income (loss) from equity method investments, stock-based compensation and cost of licensee warrants, loss on early extinguishment of debt (if any), gains on sales of assets and investments (if any), asset impairment charges (if any), and income taxes (if any). Non-GAAP net income (loss) and non-GAAP diluted EPS measures do not include the tax effect of the aforementioned adjusting items, due to the nature of these items and the Company’s tax strategy.

We had Adjusted EBITDA of approximately $(0.65) million for the current quarter, compared with approximately $(1.05) million for the prior year quarter. Adjusted EBITDA is a non-GAAP unaudited measure, which we define as net income (loss) attributable to Xcel Brands, Inc. stockholders before interest and finance expense (including loss on extinguishment of debt, if any), accretion of lease liability for exited leases, income taxes, other state and local franchise taxes, depreciation and amortization, income (loss) from equity method investments, asset impairment charges (if any), stock-based compensation and cost of licensee warrants, gains on sales of assets and investments (if any), and costs associated with restructuring of operations.

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

The following table is a reconciliation of net loss attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net loss:

	Three Months Ended
	September 30,
($ in thousands)	2025	2024
Net loss attributable to Xcel Brands, Inc. stockholders	$(7,899)	$(9,213)
Amortization of trademarks	876	875
Loss from equity method investments	5,494	6,847
Stock-based compensation and cost of licensee warrants	161	158
Income tax provision (benefit)	25	—
Non-GAAP net loss	$(1,343)	$(1,333)

The following table is a reconciliation of diluted loss per share (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted EPS:

	Three Months Ended
	September 30,
	2025	2024
Diluted loss per share	$(2.02)	$(3.92)
Amortization of trademarks	0.23	0.37
Loss from equity method investments	1.40	2.91
Stock-based compensation and cost of licensee warrants	0.04	0.07
Income tax provision (benefit)	0.01	—
Non-GAAP diluted EPS	$(0.34)	$(0.57)
Non-GAAP weighted average diluted shares	3,918,993	2,352,135

The following table is a reconciliation of net loss attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Three Months Ended
	September 30,
($ in thousands)	2025	2024
Net loss attributable to Xcel Brands, Inc. stockholders	$(7,899)	$(9,213)
Interest and finance expense	522	142
Accretion of lease liability for exited lease	48	98
Income tax provision (benefit)	25	—
State and local franchise taxes	10	9
Depreciation and amortization	896	910
Loss from equity method investments	5,494	6,847
Stock-based compensation and cost of licensee warrants	161	158
Costs associated with restructuring of operations	90	—
Adjusted EBITDA	$(653)	$(1,049)

Nine months ended September 30, 2025 (the “current nine months”) compared with the nine months ended September 30, 2024 (the “prior year nine months”)

Revenues

Current nine months net revenue decreased $3.28 million to $3.77 million from $7.05 million for the prior year nine months. This decrease was primarily attributable to the June 30, 2024 divestiture of the Lori Goldstein brand and the loss of the licensing revenues associated with that brand. This decrease was also partially driven by the fact that in the prior year nine months we recognized $0.54 million of net product sales from the final sale of certain residual jewelry inventories and the sale of all remaining inventory related to the Longaberger brand.

Direct Operating Costs and Expenses

Direct operating costs and expenses decreased approximately $3.56 million, from $9.91 million in the prior year nine months to $6.35 million in the current nine months. This decrease was primarily attributable to the combination of (i) the 2023 restructuring and transformation of our business operating model, along with additional cost reduction actions taken by management in 2024, which significantly reduced the Company’s payroll, operating, and overhead costs, and (ii) the impact of the employee retention tax credit recognized in the current nine months.

Management has continued to implement additional cost cutting measures throughout 2025 to further optimize the Company’s cost structure. Currently, the Company has reduced its direct operating expenses to an expected run rate of less than $10 million per annum.

Other Operating Costs and Expenses (Income)

Depreciation and amortization expense decreased approximately $1.34 million, from $4.04 million in the prior year nine months to $2.70 million in the current nine months. This decrease is primarily attributable to the June 30, 2024 divestiture of the Lori Goldstein brand, which included trademarks related to that brand with a net book value of approximately $1.93 million at the time of the divestiture.

We recognized losses related to our equity investments in unconsolidated affiliates (IM Topco, LLC and ORME Live Inc.) of $6.01 million and $7.94 million for the current nine months and prior year nine months, respectively. The current nine months loss was primarily attributable to a $5.53 million non-cash impairment charge related to the disposition of our remaining equity interest in IM Topco, which closed in October 2025. The prior year nine months amount was composed of (i) $1.69 million of equity method losses and (ii) a $6.25 million non-cash charge to recognize a contractual contingent obligation related to IM Topco, which was subsequently satisfied and discharged in April 2025.

During the prior year nine months we recognized asset impairment charges of $3.48 million related to our exit from and sublease of our office space at 1333 Broadway, of which approximately $3.1 million related to the operating lease right-of-use asset and approximately $0.4 million related to leasehold improvements at that location. There were no similar asset impairment charges recognized during the current nine months.

Also during the prior year nine months, we recognized a $3.80 million gain on the divestiture of the Lori Goldstein Brand. The consideration received from this transaction was non-cash in nature, and consisted of approximately $6.08 million of relief from certain accrued earn-out payments and the release of contingent obligations under contractual agreements with the buyer. The net book value of the intangible assets sold was approximately $1.93 million, and we also incurred approximately $0.35 million of legal fees in connection with the sale.

Interest and Finance Expense

Interest and finance expense was approximately $3.42 million for the current nine months, representing an increase of approximately $2.98 million compared with interest and finance expense of approximately $0.44 million for the prior year nine months. This increase was primarily attributable to the combination of (i) the $1.85 million loss on early extinguishment of debt recognized during the current nine months as a result of the April 2025 refinancing of our term loan debt, and (ii) the higher interest rates and higher principal balance on outstanding term loan debt in the current nine months as compared to the prior year nine months.

Income Taxes

The estimated annual effective income tax rate for the current nine months and the prior year nine months was approximately -0.5% and 0% respectively, resulting in an income tax provision (benefit) of $0.08 million and $0, respectively. The federal statutory rate differed from the effective tax rate due to the recording of a valuation allowance against the benefit that would have otherwise been recognized, as it was considered not more likely than not that the net operating losses generated during each period will be utilized in future periods.

Net Loss Attributable to Xcel Brands, Inc. Stockholders

We had a net loss of $14.68 million for the current nine months, compared with a net loss of $15.31 million for the prior year nine months, due to the combination of the factors outlined above.

Non-GAAP Net Income (Loss), Non-GAAP Diluted EPS, and Adjusted EBITDA

We had a non-GAAP net loss of approximately $3.61 million, or $(1.24) per diluted share (“non-GAAP diluted EPS”), for the current nine months and a non-GAAP net loss of approximately $3.44 million, or $(1.53) per diluted share, for the prior year nine months.

We had Adjusted EBITDA of approximately $(1.65) million for the current nine months, compared with approximately $(2.66) million for the prior year nine months.

The following table is a reconciliation of net loss attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net loss:

	Nine Months Ended
	September 30,
($ in thousands)	2025	2024
Net loss attributable to Xcel Brands, Inc. stockholders	$(14,684)	$(15,312)
Amortization of trademarks	2,627	3,914
Loss from equity method investments	6,010	7,937
Stock-based compensation and cost of licensee warrants	513	344
Loss on early extinguishment of debt	1,850	—
Gains on sales of assets and investments	—	(3,801)
Asset impairment charges	—	3,483
Income tax provision (benefit)	75	—
Non-GAAP net loss	$(3,609)	$(3,435)

The following table is a reconciliation of diluted loss per share (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted EPS:

	Nine Months Ended
	September 30,
	2025	2024
Diluted loss per share	$(5.06)	$(6.82)
Amortization of trademarks	0.90	1.74
Loss from equity method investments	2.07	3.54
Stock-based compensation and cost of licensee warrants	0.18	0.15
Loss on early extinguishment of debt	0.64	—
Gains on sales of assets and investments	—	(1.69)
Asset impairment charges	—	1.55
Income tax provision	0.03	—
Non-GAAP diluted EPS	$(1.24)	$(1.53)
Non-GAAP weighted average diluted shares	2,904,399	2,246,569

The following table is a reconciliation of net loss attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Nine Months Ended
	September 30,
($ in thousands)	2025	2024
Net loss attributable to Xcel Brands, Inc. stockholders	$(14,684)	$(15,312)
Interest and finance expense	3,419	438
Accretion of lease liability for exited lease	168	174
Income tax provision (benefit)	75	—
State and local franchise taxes	24	33
Depreciation and amortization	2,695	4,044
Loss from equity method investments	6,010	7,937
Asset impairment charges	—	3,483
Stock-based compensation and cost of licensee warrants	513	344
Gains on sales of assets and investments	—	(3,801)
Costs associated with restructuring of operations	129	—
Adjusted EBITDA	$(1,651)	$(2,660)

Liquidity and Capital Resources

General

As of September 30, 2025 and December 31, 2024, our unrestricted cash and cash equivalents were approximately $1.5 million and $1.3 million, respectively.

Restricted cash at September 30, 2025 consisted of $0.7 million of cash deposited as collateral for a standby letter of credit associated with a real estate lease and $1.0 million of cash deposited in a bank account to satisfy a liquidity covenant in the Company’s term loan debt agreement. Restricted cash at December 31, 2024 consisted of $0.7 million of cash deposited as collateral for a standby letter of credit associated with a real estate lease.

Our principal capital requirements have generally been to fund working capital needs and acquire new brands. Our current “licensing plus” operating model is a working capital light business model, and generally does not require material capital expenditures. As of September 30, 2025, we have no significant commitments for future capital expenditures.

Working Capital

We had a working capital deficit (which we calculate in a non-GAAP manner as current assets less current liabilities, excluding the current portions of lease obligations, deferred revenue, and any contingent obligations payable in shares or via other non-cash means) of approximately $0.89 million as of September 30, 2025. This working capital deficit includes and is primarily reflective of the November 2025 amendment to our term loan debt, which resulted in the accelerated maturity of a significant portion of our Term Loan A debt and the associated reclassification of $1.0 million of restricted cash from non-current assets to current assets; absent these impacts of this amendment, our working capital at September 30, 2025 would have been approximately $0.61 million. We had working capital of approximately $0.76 million as of December 31, 2024.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

As of September 30, 2025, we have incurred recurring losses, a history of cash flows used in operating activities, and an accumulated deficit. While we have undertaken significant restructuring efforts during 2023 and 2024, and have implemented additional measures during 2025 to further optimize its cost structure, management has determined that, absent additional funding, there is substantial doubt about the Company’s ability to meet its financial obligations as they become due within twelve months from the date these accompanying unaudited condensed consolidated financial statements are issued.

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

Operating Activities

Net cash used in operating activities was approximately $5.20 million in the current nine months, compared with approximately $3.31 million in the prior year nine months.

The current nine months net cash used in operating activities was primarily attributable to the combination of the net loss of $(14.78) million plus non-cash items of approximately $11.62 million and the net change in operating assets and liabilities of approximately $(2.04) million. Non-cash items were primarily comprised of $6.01 million of losses and impairment charges related to our equity method investments, $1.85 million from the loss on early extinguishment of debt, $2.70 million of depreciation and amortization expense, and $0.69 million of aggregate non-cash interest expenses. The net change in operating assets and liabilities was primarily driven by approximately $(2.05) million of payments of accounts payable, accrued expenses, accrued income taxes payable, and other current liabilities.

The prior year nine months net cash used in operating activities was primarily attributable to the combination of the net loss of $(15.40) million plus non-cash items of approximately $11.99 million and the net change in operating assets and liabilities of approximately $0.11 million. Non-cash items were primarily comprised of approximately $6.25 million for the change in value of contingent obligations related to our equity method investments, our $1.68 million undistributed proportional share of net losses from equity method investees, $4.04 million of depreciation and amortization expense, and $3.48 million of asset impairment charges, partially offset by a $(3.80) million gain on the divestiture of the Lori Goldstein Brand. The net change in operating assets and liabilities was primarily comprised of decreases in accounts receivable and inventory of approximately $0.59 million and $0.45 million, respectively, partially offset by a decrease in lease-related assets and liabilities of $(0.71) million.

Investing Activities

Net cash used in investing activities in the current nine months was comprised of purchases of equipment totaling approximately $0.01 million. Net cash used in investing activities in the prior year nine months was comprised of purchases of furniture and fixtures totaling approximately $0.11 million

Financing Activities

Net cash provided by financing activities in the current nine months was primarily attributable to $2.05 million of proceeds received from the delayed draw portion of the Company’s December 2024 term loan agreement, $3.62 million of proceeds received from the April 2025 refinancing of our term loan debt, and $1.97 million of proceeds generated by equity offerings undertaken in August 2025. These items were partially offset by $0.57 million of deferred finance costs paid in connection with debt refinancing, and $0.50 million of principal payments made on the Company’s term loan debt.

Net cash provided by financing activities in the prior year nine months was primarily attributable to $1.90 million of net proceeds generated by equity offerings undertaken during the first quarter of 2024, partially offset by $0.50 million of scheduled principal payments made on our term loan debt.

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

On October 7, 2025, the Company and certain of its subsidiaries and its lenders and FEAC Agent, LLC entered into a further amendment of the December 12, 2024 loan and security agreement, pursuant to which the (i) the agents and lenders (as defined in the loan and security agreement) consented to the transfer and the release of the termination of the pledge agreement and the release of the agents’ liens on the equity interests of IM Topco, LLC; (ii) the liquid asset covenant requirement was reduced to $1,000,000; and (iii) Xcel made a prepayment of $250,000 against the outstanding principal amount of Term Loan A, of which $140,000 was paid from the blocked account.

On November 18, 2025, the Company and certain of its subsidiaries and its lenders and FEAC Agent, LLC entered into the fourth amendment of the December 12, 2024 loan and security agreement, pursuant to which (i) the agents and lenders (as defined in the loan and security agreement) provided the Company with a limited waiver with respect to certain specified events of default, and also amended certain financial covenants related to the term loan agreement; (ii) the Company committed to make a prepayment of $3,250,000 on Term Loan A by February 20, 2026, along with the payment of an amendment fee of $450,000 (of which $125,000 is payable on December 5, 2025 and the remaining $325,000 will be due if the $3,250,000 principal amount of Term Loan A is not repaid on or prior to February 20, 2026); and (iii) the payment of the remaining principal balance on Term Loan A of $500,000 was changed to be due on December 31, 2026 which shall be held by a related party. In addition, upon the repayment of the $3.25 million of Term Loan A, the Company will have revised financial covenants. The minimum revenue requirement for the rolling 12 months ending December 31, 2025 will be $3.9 million and $1.7 million for the Included Subsidiaries and Halston, respectively, each as defined in the loan agreements. And after the Term Loan A payment is made, the minimum revenue requirement covenants shall remain at these levels for the duration of the loans and the minimum liquidity requirement shall be zero, which includes the lenders’ release of $1.0 million of restricted cash within the blocked account back to the Company.

August 2025 Public Offering and Private Placement Transactions

On August 1, 2025, the Company entered into a placement agency agreement with Maxim Group LLC (the “Placement Agent”), as lead placement agent, relating to a best efforts public offering (the “2025 Offering”) of 2,181,818 shares of the Company’s common stock at a price to the public of $1.10 per share.

The closing of the 2025 Offering occurred on August 4, 2025. The net proceeds to the Company from the sale of the shares, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company, were approximately $1.8 million.

In connection with the 2025 Offering, on August 1, 2025, the Company entered into subscription agreements with each of Robert W. D’Loren, Chairman and Chief Executive Officer of the Company, and Mark DiSanto, a director of the Company, to purchase 82,159 and 60,883 shares, respectively, at a price of $1.38 per share. The total number of shares purchased was 143,042. Net proceeds after payment of agent fees were approximately $0.2 million. The purchase of such shares closed concurrently with the 2025 Offering.

The aggregate number of shares of common stock issued from the 2025 Public Offering and Private Placement Transactions was 2,324,860 shares and the total net proceeds received was approximately $2.0 million.

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

While the 2022 sale of a majority interest in the Isaac Mizrahi brand and the 2024 divestiture of the LOGO by Lori Goldstein brand resulted in significant decreases in our licensing revenues, we have taken and continue to take actions to replace those revenues with new strategic business initiatives, as we concentrate our resources on growing our brands, launching new brands, and entering into new business partnerships. We continue to seek new opportunities, including expansion through interactive television, live streaming, and additional domestic and international licensing arrangements, and acquiring and collaborating with additional brands, including the TowerHill by Christie Brinkley brand and LB70 by Lloyd Boston brand, both of which launched in 2024. We plan to launch three new brands in the fourth quarter of 2025, including Trust, Respect, Love by Cesar Millan, GemmaMade, and Mesa Mia.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on May 28, 2025, for a discussion of our critical accounting policies and estimates. During the three months ended September 30, 2025, there were no material changes to our critical accounting policies or estimates.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.    CONTROLS AND PROCEDURES

A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2025, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive

Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2025, due to the material weakness described below.

The basis for the conclusion that such internal control was ineffective principally included consideration of the fact that the Company was unable to file its Annual Report on Form 10-K for the year ended December 31, 2024 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 within the time specified in SEC rules and forms, as management did not maintain appropriately designed entity-level controls impacting Information and Communication and Monitoring, related to a material asset. The Company was dependent on a third party to report financial information related to an investment in an unconsolidated affiliate. The timing of the receipt of information from the third party did not permit adequate time to meet SEC deadlines for the Company’s required filings.

In response to the material weaknesses noted above, the Company is no longer reliant on a third party reporting financial information related to an investment in an unconsolidated affiliate (as discussed in Note 2 and Note 12 to these financial statements), as there was a divestiture of the unconsolidated affiliate during the current year. The Company’s management believes that the identified material weaknesses in internal control over financial reporting will not recur, and does not expect to report such material weaknesses for the year ended December 31, 2025.

B. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 12, 2024, we and certain of our subsidiaries entered into a loan and security agreement with FEAC Agent, LLC, as administrative agent and collateral agent, pursuant to which the lenders made term loans to the Company and agreed to make additional term loans to the Company upon the satisfaction of a condition precedent described in the loan agreement. The current outstanding loan balances are as follows: (1) Term Loan A in the amount of $3.75 million and (2) Term Loan B in the amount of $9.66 million.

These term loans are guaranteed by certain direct and indirect subsidiaries of the Company, and are secured by all of the assets of the Company and such subsidiaries. The April 21, 2025 amendment also contains various financial covenants, including minimum liquid asset, minimum revenues, and minimum unrestricted cash covenants, and reporting requirements, as specified and defined therein.

As a result of our failure to satisfy the minimum revenues covenant for the three month periods ended June 30, 2025 and September 30, 2025, on November 18, 2025, we entered into a further amendment to the loan and security agreement to (i) amend certain financial covenants, (ii) waive our failure to satisfy the minimum revenues covenant for the three months ended June 30, 2025 and September 30, 2025, (iii) require a payment of $3.25 million of principal amount of Term Loan A by February 20, 2026, (iv) after such payment of Term Loan A, defer the quarterly installment payments of Term Loan A until December 31, 2026 and require a $500,000 principal payment of Term Loan A on that date, and (v) require us to pay an amendment fee of $450,000 (of which $125,000 is payable on December 5, 2025 and the remaining $325,000 will be due if the $3.25 million principal amount of Term Loan A is not repaid on or prior to February 20, 2026). Upon the payment of $3.25 million of principal of Term Loan A, $1.0 million of restricted cash shall be released from the blocked account, which would result in the Company funding a net amount of $2.25 million, together with the release of the $1.0 million from the restricted cash account to satisfy the repayment. The Company would also be required to fund all other obligations to FEAC Agent, LLC, including accrued interest, fees, and out-of-pocket costs.

Principal on the Term Loan B is payable on the maturity date of December 12, 2028.

Our debt obligations:

●	could impair our liquidity;

●	could make it more difficult for us to satisfy our other obligations;

●	require us to dedicate a substantial portion of our cash flow to payments on our debt obligations, which reduces the availability of our cash flow to fund working capital, capital expenditures, and other corporate requirements;

●	could impede us from obtaining additional financing in the future;

●	impose restrictions on us with respect to the use of our available cash, including in connection with future transactions;

●	could limit our ability to execute on any potential acquisitions in the future; and

●	make us more vulnerable in the event of a downturn in our business prospects and could limit our flexibility to plan for, or react to, changes in our sales and licensing channels.

In the event that we fail in the future to satisfy other obligations under the agreements governing our indebtedness, including meeting milestone obligations towards selling a portion of our assets or completing an alternative transaction to repay $3.25 million principal amount of Term Loan A (collectively, a “Refinancing Event”) by February 20, 2026, or complying with the minimum revenue covenant, the minimum liquid asset covenant, or the minimum unrestricted cash covenants, or if we have additional failures to comply with other covenants contained in those agreements, we would be in default with respect to that indebtedness and the lenders could declare such indebtedness to be immediately due and payable. Certain of the milestone obligations, such as entering into an engagement letter with an investment banker and receiving a letter of intent and completing a Refinancing Event are not within our control and there can be no assurance that we will be able to satisfy such milestone obligations. Moreover, the revenue targets for 2026 and thereafter will be significantly in excess of our current revenues if we do not make the $3.25 million Term Loan A repayment and we cannot assure you the lenders will amend or grant waivers to the loan agreement to adjust or eliminate covenants or waive our future non-compliance or breach of a financial or other covenant in the future. Failure to maintain our listing on Nasdaq would also result in a default under our term loan debt agreements. A debt default could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under all or a portion of our indebtedness, or a renegotiation of our loan agreement with more onerous terms and/or additional equity dilution.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to stock purchased and retired by the Company during the nine months ended September 30, 2025.

			Total Number of Shares	Maximum Number (or
			of Common Stock	Approximate Dollar
	Total Number of		Purchased as	Value) of Common
	Shares of	Average	Part of a Publicly	Stock That May Yet
	Common Stock	Price per	Announced	Be Purchased Under
Period	Purchased	Share	Plan or Program	the Plan or Program
January 1, 2025 to January 30, 2025 (i)	51,022	$0.42	—	—
February 1, 2025 to February 28, 2025 (i)	76,290	0.28	—	—
March 1, 2025 to March 31, 2025 (i)	7,654	2.82	—	—
April 1, 2025 to April 30, 2025 (i)	8,297	2.38	—	—
May 1, 2025 to May 31, 2025 (i)	8,403	2.35	—	—
June 1, 2025 to June 30, 2025 (i)	10,909	1.81	—	—
July 1, 2025 to July 31, 2025 (i)	17,973	1.08	—	—
August 1, 2025 to August 31, 2025 (i)	13,865	1.40	—	—
September 1, 2025 to September 30, 2025 (i)	7,774	1.76	—	—
Total	202,187	$0.87	—	—

(i) The shares were exchanged from executives in connection with the income tax withholding obligations on behalf of such executives from the receipt of stock awards. The 2011 Plan and 2021 Plan allow for award holders to surrender vested shares to cover withholding tax liabilities.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

On December 12, 2024, we and certain of our subsidiaries entered into a loan and security agreement with FEAC Agent, LLC, as administrative agent and collateral agent, pursuant to which the lenders made term loans to the Company and agreed to make additional term loans to the Company upon the satisfaction of a condition precedent described in the loan agreement. The current outstanding balances are as follows: (i) Term Loan A in the amount of $3.75 million and (ii) Term Loan B in the amount of $9.66 million.

As a result of our failure to satisfy the minimum revenues covenant for the three month periods ended June 30, 2025 and September 30, 2025, on November 18, 2025, we entered into a further amendment to the loan and security agreement to (i) amend certain financial covenants, including eliminate the minimum liquidity covenant if a payment of $3.25 million principal amount of Term Loan A is made on or prior to February 20, 2026, (ii) waive our failure to satisfy the minimum revenues covenant for the three months ended June 30, 2025 and September 30, 2025, (iii) require a payment of $3.25 million principal amount of Term Loan A on February 20, 2026, (iv) after such payment of Term Loan A, defer the quarterly installment payments of Term Loan A until December 31, 2026 and require a $500,000 principal payment of Term Loan A on that date,  and (v) require us to pay an amendment fee of $450,000 (of which $125,000 is payable on December 5, 2025 and the remaining $325,000 will be due if $3.25 million principal amount of Term Loan A is not repaid on or prior to February 20, 2026). Additionally, the minimum actual revenues covenant was revised as follows:

Minimum Quarterly Revenues:
Quarter Ending	Period	Revenue Minimums
3/31/2025	Trailing 3 Mo.	-
6/30/2025	Trailing 3 Mo.	Waived
9/30/2025	Trailing 3 Mo.	Waived
12/31/2025	Trailing 12 Mo.	$3,900,000
3/31/2026	Trailing 12 Mo.	$8,000,000
6/30/2026	Trailing 12 Mo.	$9,500,000
9/30/2026	Trailing 12 Mo.	$11,000,000
12/31/2026	Trailing 12 Mo.	$13,000,000
3/31/2027	Trailing 12 Mo.	$14,000,000
6/30/2027	Trailing 12 Mo.	$14,000,000
9/30/2027	Trailing 12 Mo.	$14,000,000
12/31/2027	Trailing 12 Mo.	$14,000,000
3/31/2028	Trailing 12 Mo.	$14,500,000
6/30/2028	Trailing 12 Mo.	$14,500,000
9/30/2028	Trailing 12 Mo.	$14,500,000
12/31/2028	Trailing 12 Mo.	$14,500,000

Minimum Quarterly Revenues - Halston:
Quarter Ending	Period	Revenue Minimums
3/31/2025	Trailing 3 Mo.	-
6/30/2025	Trailing 6 Mo.	Waived
9/30/2025	Trailing 9 Mo.	Waived
12/31/2025	Trailing 12 Mo.	$1,700,000
3/31/2026	Trailing 12 Mo.	$3,238,200
6/30/2026	Trailing 12 Mo.	$3,524,400
9/30/2026	Trailing 12 Mo.	$3,572,438
12/31/2026	Trailing 12 Mo.	$3,840,750
3/31/2027	Trailing 12 Mo.	$4,280,091
6/30/2027	Trailing 12 Mo.	$4,719,431
9/30/2027	Trailing 12 Mo.	$5,158,772
12/31/2027	Trailing 12 Mo.	$5,598,113
3/31/2028	Trailing 12 Mo.	$5,871,323
6/30/2028	Trailing 12 Mo.	$6,144,533
9/30/2028	Trailing 12 Mo.	$6,417,744
12/31/2028	Trailing 12 Mo.	$6,417,744

The milestone obligations are as follows:

1.	Engagement of an investment banker on or before December 1, 2025.

2.	Distribution of marketing materials on or before December 23, 2025 to assist with the investment banker.

3.	Receipt of written indication of interest on or before January 16, 2026, with indication of interest in a transaction.

4.	Receipt of at least one fully executed letter of intent on or before January 30, 2026.

5.	Deposit of an additional $175,000 into the blocked account on February 10, 2026.

6.	Closing of a transaction by February 20, 2026.

For avoidance of doubt, the amount of proceeds from any such transaction referred to in the milestones above must be sufficient to repay the First Out Obligations, which include $3.25 million of the outstanding balance of the Term Loan A and all accrued interest thereon, plus fees.

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

Date: November 19, 2025	By:	/s/ Robert W. D’Loren
Name: Robert W. D’Loren
Title: Chairman and Chief Executive Officer

	By:	/s/ James F. Haran
Name: James F. Haran
Title: Chief Financial Officer and Vice President