Form 10-K
period 2025-12-31
XCel Brands, Inc.
filed 2026-04-15
CIK 1083220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1,661,000 based upon the closing price of such common stock on June 30, 2025.

The number of shares of the issuer’s common stock issued and outstanding as of April 10, 2026 was 5,913,492 shares.

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

The "Halston," "Halston Heritage," "H by Halston®," "H Halston™," "Roy Frowick," "Judith Ripka LTD™," "Judith Ripka Collection™," "Judith Ripka Legacy™," "Judith Ripka®,” "Judith Ripka Sterling™," "C Wonder™," "C Wonder Limited™," and "TowerHill" brands and all related logos and other trademarks or service marks of the Company appearing in this Annual Report are the property of the Company. Brands and all related logos and other trademarks or service marks of other entities (for example, QVC, HSN, JTV, etc.) are the property of those respective entities.

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

Currently, our brand portfolio consists of the following:

●	the Halston brands (the "Halston Brand"), the Judith Ripka brands (the "Ripka Brand"), and the C Wonder brands (the "C Wonder Brand"), which are wholly owned by the Company;
●	the Longaberger by Shannon Doherty brand (the “Longaberger Brand”), which we manage through our 50% ownership interest in Longaberger Licensing, LLC;
●	the TowerHill by Christie Brinkley brand (the “CB Brand”), which is a co-branded collaboration between Xcel and Christie Brinkley that launched in May 2024;
●	the Trust-Respect-Love by Cesar Millan brand, which is a new co-branded collaboration between Xcel and Cesar Millan that is planned to launch in Spring 2026;
●	the GemmaMade by Gemma Stafford brand, which is a new co-branded collaboration between Xcel and baking influencer Gemma Stafford that is planned to launch in Spring 2026;
●	the Off/Duty by Coco Rocha brand, which is a new co-branded collaboration between Xcel and Coco Rocha, which is planned to launch in Fall 2026; and
●	Mesa Mia by Jenny Martinez, which is a brand owned by Mexican home influencer Jenny Martinez, and for which Xcel holds the television rights through a long-term license agreement and expects to launch in Spring 2026.

Additionally, through October 1, 2025, we held a noncontrolling interest in the Isaac Mizrahi brands (the “Isaac Mizrahi Brand”). On October 1, 2025, we divested our remaining noncontrolling interest in the Isaac Mizrahi Brand.

Xcel is pioneering a true omni-channel and social commerce sales strategy which includes the promotion and sale of products under its brands through interactive television, digital live-stream shopping, social commerce, brick-and-mortar retailers, and e-commerce channels.

We currently operate under a working-capital light model, with our licensees and/or retail partners responsible for the procurement and sale of inventory. As such, our revenues primarily consist of royalty revenues, and we do not have risk of carrying aged inventory. As a result, fluctuations in product costs and tariffs do not have a direct impact on us, but may impact us indirectly as our royalty revenues are typically based on the net sales and success of our licensees.

Our objective is to build a diversified portfolio of lifestyle consumer products brands through organic growth and the strategic acquisition of new brands. To grow our brands, we are focused on the following primary strategies:

●	licensing of our brands for sale through interactive television (e.g., QVC, HSN, America’s Collectible Network, Inc. d/b/a JTV (“JTV”), etc.);
●	licensing of our brands to retailers that sell to the end consumer;

●	licensing our brands to manufacturers and retailers for promotion and distribution through e-commerce, social commerce, and brick-and-mortar retail channels; and
●	acquiring additional consumer brands and integrating them into our operating platform, and leveraging our operating infrastructure and distribution relationships.

We believe that Xcel offers a unique value proposition for the following reasons:

●	our management team, including our officers’ and directors’ experience in and relationships within the industry;
●	our deep knowledge, expertise, and proprietary technology in live streaming and social commerce;
●	our design, sales, marketing, and technology platform that enables us to design trend-right product; and
●	our significant media and digital presence.

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

Our Brand Portfolio

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

Judith Ripka

Judith Ripka is a luxury jewelry brand founded by Judith Ripka in 1977, which we acquired in in 2014. This brand has become known worldwide for its distinctive designs featuring intricate metalwork, vibrant colors, and distinctive use of texture. The Judith Ripka Fine Jewelry collection consists of pieces in 18 karat gold and sterling silver with precious colored jewels and diamonds, and is currently available through interactive television and e-commerce through our master license agreement with JTV.

C Wonder

The C Wonder brand was founded by J. Christopher Burch in 2011. This brand is built upon a foundation of bold, vibrant colors and exceptional, eye-catching prints that celebrate the art of everyday dressing. C Wonder offers women’s clothing, footwear, jewelry and accessories, and delightful surprises at every turn. We acquired the C Wonder Brand in 2015, and it is currently available through interactive television and e-commerce through HSN.

Longaberger

Longaberger is an iconic American heritage home and collectibles brand that began making baskets in 1896 and launched a direct sales company in 1973 by the Longaberger family. The brand is best known for its distinctive handwoven baskets. We acquired a 50% ownership interest in this brand through a business venture with Hilco Global in November 2019, and are actively managing this brand to build on its history and bring it into the future as a digital first live-streaming and social commerce business. We launched our Longaberger e-commerce and live-streaming operations in February 2020; in 2023, we outsourced the operations and management of the brand’s e-commerce business to a third party. In November 2025, we announced a new partnership with Shannon Doherty, creator of At Home with Shannon, to introduce a new collection designed to bring warmth, style, and functionality to every home.

TowerHill by Christie Brinkley

TowerHill by Christie Brinkley is a co-branded collaboration between Xcel Brands, Inc. and Christie Lee Brinkley, an iconic American supermodel with over one million followers on social media. The brand launched on HSN in May 2024.

Trust-Respect-Love by Cesar Millan

This brand is a co-branded collaboration between Xcel Brands, Inc. and renowned dog behaviorist Cesar Millan. This innovative brand will offer a range of high-quality pet products, including toys and training tools, aimed at enhancing the relationship between pets and their owners based on the principles of trust, respect, and love. The brand is expected to launch in Spring 2026, featuring availability through various retail and e-commerce channels.

GemmaMade by Gemma Stafford

This brand is a co-branded collaboration between Xcel Brands, Inc. and chef and baking expert Gemma Stafford. This new kitchen brand is designed to bring stylish, functional, and approachable tools to everyday bakers and home cooks. The brand is expected to launch in Spring 2026.

Off/Duty by Coco Rocha

This brand is a co-branded collaboration between Xcel Brands, Inc. and high-fashion model Coco Rocha. This brand aims to offer uncomplicated, high-style, and comfortable wardrobe essentials for a woman on the go. The brand is expected to launch in Fall 2026.

Mesa Mia by Jenny Martinez

Mesa Mia is a new brand owned by Mexican home influencer Jenny Martinez, for which Xcel holds the television rights through a long-term license agreement. This brand is a dynamic new food brand inspired by the bold flavors, rich traditions, and spirit of Latin cooking, and will offer a curated line of food products designed to bring delicious, authentic meals to the kitchens of Jenny’s fans with ease and flair. The brand is expected to launch on TSC in Spring 2026.

Today our brands reach over 46 million people on social media.

Growth Strategy

We plan to continue to grow our brands and business through three primary strategies:

●	organic growth in our existing brands;
●	developing new brands that are well positioned in social commerce; and
●	the acquisition of brands and businesses that fit our long-term strategy.

With respect to organic growth in our existing brands, we have entered into contractual arrangements with best-in-class business partners – including a master license agreement for our Halston Brand with G-III Apparel Group (“G-III”), one of the largest designers and suppliers of wholesale apparel and accessories in the world; a master license agreement for our Judith Ripka Brand with America’s Collectible Network, Inc. d/b/a JTV (“JTV”) which covers both interactive television and e-commerce operations; a licensing arrangement with HSN for our C Wonder Brand, and an outsourcing agreement for the e-commerce operations of the Longaberger Brand. Under these partnerships, the business and corresponding royalty revenues to Xcel for these brands have increased, and we expect that they will continue to increase in 2026 and beyond.

With respect to developing new brands, we recently developed and successfully launched the TowerHill by Christie Brinkley brand in 2024. While this was a new brand for Xcel, it represents a brand that we co-developed with low up-front costs and for which we were able to leverage our unique experience, relationships, and social commerce knowledge to launch. Based on the performance of the TowerHill brand, we believe this is a viable strategy that will help drive short-term and long-term growth for our company. In 2025, we entered into and announced partnerships with Cesar Millan, Gemma Stafford, Coco Rocha, Shannon Doherty, and Jenny Martinez to develop more new brand collaborations, which are planned to launch in 2026.

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

Qurate is the largest licensee for our C Wonder and Towerhill by Christie Brinkley brands. We employ and manage on-air spokespersons under each of these brands in order to promote products under our brands on QVC and HSN.

Through our wholly owned subsidiaries and joint ventures, we have entered into direct-to-retail license agreements with Qurate, collectively referred to as the Qurate Agreements (individually, each a “Qurate Agreement”), pursuant to which we design, and Qurate sources and sells, various products under the C Wonder Brand, the CB Brand, and the Longaberger Brand. Qurate owns the rights to all designs produced under these agreements, and the agreements include the sale of products across various categories through Qurate’s television media and related internet sites.

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

Agreement	Current Term Expiry	Automatic Renewal	Product Launch
C Wonder Qurate Agreement (HSN)	December 31, 2026	two-year period	March 2023
TowerHill by Christie Brinkley Qurate Agreement (HSN)	May 30, 2027	three-year period	May 2024
Longaberger Qurate Agreement (QVC)	October 31, 2027	two-year period	November 2019

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

For the years ended December 31, 2025 and 2024, net licensing revenue from Qurate collectively accounted for approximately 20% and 44%, respectively, of the total net revenue of the Company.

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

As a result of the upfront cash payment and guaranteed minimum royalties discussed above, as well as certain other advance payments of royalties received from G-III, the Company recognized deferred revenue contract liabilities on its consolidated balance sheet as of December 31, 2025 and 2024 of $3.09 million and $3.56 million, respectively, at each balance sheet date. These deferred revenue contract liabilities are being recognized ratably as revenue through December 31, 2028.

For the year ended December 31, 2025 and 2024, net licensing revenue from the Halston Master License accounted for approximately 52% and 31%, respectively, of the total net revenue of the Company.

Other Licensing Agreements

We have entered into certain other licensing agreements for sales and distribution through e-commerce and brick-and-mortar retailers. Authorized distribution channels typically include department stores, mass merchant retailers, clubs, and national specialty retailers. Under our other licenses, a supplier is granted rights, typically on an exclusive basis, to a single or small group of related product categories for sale to multiple accounts within an approved channel of distribution and territory. Our other license agreements typically provide the licensee with the exclusive rights for a certain product category in a specified territory and/or distribution channel under a specific brand or brands. Our other license agreements cover various categories, including but not limited to women’s apparel, footwear, and accessories; bath and body; jewelry; home products; men’s apparel and accessories; children’s and infant apparel, footwear, and accessories; and electronics cases and accessories. The terms of the agreements generally range from three to six years with renewal options. We endeavor, where possible, to require licensees to provide guaranteed minimum royalties under their license agreements.

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

Given our omni-channel retail sales strategy focusing on the sale of branded products through various distribution channels (including live-streaming, e-commerce, interactive television, and brick-and-mortar sales channels), our marketing efforts currently focus on leveraging micro- and mega-influencers, entertainment tie-ins, PR and editorial, social media campaigns, personal appearances, and digital content in order to drive retail sales of product and consumer awareness across our various sales distribution channels. We seek to create the intersection where shopping, entertainment, and social media meet. As such, our marketing is currently conducted primarily through live-streaming and social media, videos, images, and other digital content that are all updated regularly and are amplified by micro- and mega-influencers and entertainment tie-ins. Our efforts also include promoting namesakes of our brands and our personalities through various media including live-streaming, television, design for performances, and other events. We also work with our retail partners to leverage their marketing resources, including e-commerce platforms and related digital marketing campaigns, social media platforms, direct mail pieces, and public relations efforts.

We also market the Halston Brand through www.halston.com, the Judith Ripka brand through www.judithripka.com, the C Wonder brand through www.cwonder.com, and the Longaberger brand through www.longaberger.com. Through our websites, we are able to present the products under our brands to customers with branding that reflects each brand’s heritage and unique point of view.

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

Because many of our competitors have significantly greater cash, revenues, and resources than we do, we must work to differentiate ourselves from our direct and indirect competitors to successfully compete for market share with the brands we own and for future acquisitions. We believe that the following factors help differentiate our Company in an increasingly crowded competitive landscape:

●	our management team, including our officers’ and directors’ historical track records and relationships within the industry;
●	our brand management platform, which has a strong focus on design, product, marketing, and technology; and
●	our operating strategies of licensing brands with significant media presence and driving sales through our omni-channel retail sales strategy across interactive television, live streaming, and e-commerce distribution channels.

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

Trademarks

The Company, through its wholly owned subsidiaries, owns and exploits the Halston brands, which include the trademarks and brands Halston, Halston Heritage, Roy Frowick, H by Halston, and H Halston; the Ripka brands, which include the trademarks and brands Judith Ripka LTD, Judith Ripka Collection, Judith Ripka Legacy, Judith Ripka, and Judith Ripka Sterling; the C Wonder brands, which include the trademarks and brands C Wonder and C Wonder Limited, the TowerHill brand, the Trust-Love-Respect brand, and the GemmaMade brand. We manage and have a 50% ownership interest in the brands and trademarks of the Longaberger brand through our business venture with Hilco Global.

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

Human Capital

Our employees’ knowledge, social, and personality attributes enable our company to achieve its goals, develop our business, and remain innovative. As of December 31, 2025, we had 15 employees. We value our employees and are committed to providing a healthy and safe work environment. For certain key employees, including our executives, brand ambassadors, and spokespersons, we typically enter into multi-year employment agreements. Overall, we believe that our relationship with our employees is good. None of our employees are represented by a labor union.

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

Summary of Risk Factors

Our business is subject to a number of risks, which include, but are not limited to, risks related to:

●	our debt obligations and our limited amount of cash;
●	our concentration of revenue with a limited number of licensees;
●	restrictions related to certain key licensing agreements;
●	the operational performance and/or strategic initiatives of our licensees;

●	continued market acceptance of our brands and products;
●	the use of social media and influencers to market brands and products;
●	execution of our growth strategy, including the acquisition of new brands;
●	our dependency on our Chief Executive Officer and other key executives;
●	intense competition in the apparel, fashion, and jewelry industries, and within our licensees’ markets; and
●	protection of our trademarks and other intellectual property rights.

An investment in our securities is subject to a number of risks, which include, but are not limited to, risks related to:

●	management’s significant control over matters requiring shareholder approval;
●	potential difficulty in liquidating an investment in shares of our common stock;
●	the potential impact of SEC “penny stock” rules on trading of our shares of our common stock;
●	declines of and volatility in the market price of our common stock;
●	the potential issuance of a substantial number of shares of common stock upon exercise of warrants and options;
●	the potential impact of Rule 144 restrictions on our shares of common stock as a former shell company;
●	our intent to not pay any cash dividends for the foreseeable future; and
●	provisions of our corporate charter documents which could delay or prevent change of control.

We are also subject to general risks, which include, but are not limited to, risks related to:

●	a pandemic or outbreak of disease or similar public health threat, or fear of such an event;
●	a decline in general economic conditions, international trade, or consumer spending levels;
●	extreme or unseasonable weather conditions;
●	potential impairment of our trademarks and other intangible assets under accounting guidelines;
●	changes in our effective tax rates or adverse outcomes resulting from examination of our tax returns;
●	maintenance and security of our information technology systems;
●	changes in laws and regulations;
●	maintaining an effective system of internal control; and
●	limitations on liabilities of our directors and executive officers.

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

As of December 31, 2025, we had cash and cash equivalents of approximately $1.3 million, and during the year ended December 31, 2025, we used approximately $7.0 million of cash in operating activities. During the year ended December 31, 2025, we raised approximately $3.8 million of net proceeds through various public and private equity transactions, and received net proceeds of approximately $5.1 million through debt refinancing and delayed draw transactions. In January 2026, we entered into a common stock purchase arrangement with an investor, pursuant to which such investor has committed to purchase up to $15.0 million of our common stock.

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

Our audited financial statements for the fiscal year ended December 31, 2025 have been prepared under the assumption that we will continue as a going concern; however, we have incurred significant losses over the past several years and have used a significant amount of cash in operating activities. These factors raise significant uncertainties regarding our ability to meet our financial obligations and financing requirements. As such, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on executing our business plans and meeting our obligations as they come due within the next twelve months from the filing date of this Annual Report on Form 10-K. Accordingly, the accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and calculations of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our auditor also included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2025 with respect to this uncertainty. Although we intend to continue exploring strategic financing alternatives and operational efficiencies to improve liquidity, there can be no assurance that funding will be available on acceptable terms on a timely basis, or at all, or otherwise improve our liquidity. The various ways that we could raise capital carry potential risks. Any additional sources of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our stockholders. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. As such, we cannot conclude that such plans will be effectively implemented within one year after the date that the financial statements included in this Annual Report are filed with the SEC and there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.

Our debt obligations could impair our liquidity and financial condition, and in the event we are unable to meet our debt obligations, we could lose ownership of our trademarks and/or other assets.

On December 12, 2024, we and certain of our direct and indirect subsidiaries entered into a loan and security agreement with FEAC Agent, LLC, as administrative agent and collateral agent, and our lenders pursuant to which the lenders made term loans to the Company. On April 21, 2025, we and certain of our direct and indirect subsidiaries entered into an amendment with our lenders and FEAC Agent, LLC, pursuant to which we made a $1.5 million repayment of the Term Loan A made on December 12, 2024 and we borrowed an additional Term Loan B in the amount of $5.12 million. As of December 31, 2025, the outstanding loan balances totaled $13.6 million, consisting of $3.75 million under Term Loan A and $9.83 million under Term Loan B. These term loans are guaranteed by certain direct and indirect subsidiaries of the Company, and are secured by all of the assets of the Company and such subsidiaries.

Principal and accrued and unpaid interest on Term Loan A is payable on the maturity date of September 20, 2027 and principal and accrued and unpaid interest on the Term Loan B is payable on the maturity date of December 12, 2028.

On April 13, 2026, we issued senior secured notes in a principal amount of $3.01 million (the “Senior Notes”), with a maturity date of April 13, 2027. The Senior Notes are guaranteed by certain direct and indirect subsidiaries of the Company, and are secured by all of the assets of the Company and such subsidiaries.

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

In the event that we fail in the future to satisfy other obligations under the agreements governing our indebtedness, including satisfying financial covenants, we would be in default with respect to that indebtedness and the lenders could declare such indebtedness to be immediately due and payable. We cannot assure you that the lenders will amend or grant waivers to the loan agreements to adjust or eliminate covenants or waive our future non-compliance or breach of a financial or other covenant in the future. Failure to maintain our listing on Nasdaq would also result in a default under our term loan debt agreements. A debt default could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under all or a portion of our indebtedness, or a renegotiation of our loan agreement with more onerous terms and/or additional equity dilution. Since our debt obligations are secured by substantially all our assets, upon a default, our lenders may be able to foreclose on our assets. Further, upon an event of default under the Senior Notes, the holders of the Senior Notes (other than IPX) have the right to convert the notes into shares of our common stock (i) initially at a fixed conversion price equal to $1.165 per share and (ii) after May 17, 2026, at a price equal to the lesser of (a) 85% multiplied by the lowest volume weighted average price of the common stock during the 10-trading day period prior to conversion and (b) $1.165. The issuance of shares upon any such conversion will significantly dilute our then-existing stockholders’ percentage ownership of the Company and would likely adversely impact the market price of our common stock.

A substantial portion of our revenue is concentrated with a limited number of licensees such that the loss of any of such licensees could decrease our revenue and impair our cash flows.

A substantial portion of our revenue is generated from Qurate, through the respective agreements with Qurate through QVC and HSN, and from G-III Apparel Group, through our master license agreement relating to the Halston Brand. During the years ended December 31, 2025 and 2024, Qurate accounted for approximately 20% and 44%, respectively, of our total net revenue, while the Halston Master License represented approximately 52% and 31% of our total net revenue, respectively.

Because we are dependent on these agreements for a significant portion of our revenues, if Qurate or G-III were to have financial difficulties, and/or if Qurate or G-III decide not to renew or extend their existing agreements with us, our revenue and cash flows could be reduced substantially. Our cash flow would also be significantly impacted if there were significant delays in our collection of receivables from these licensees. Additionally, we have limited control over the programming that Qurate devotes to our brands or its promotional sales with our brands. If Qurate reduces or modifies its programming or promotional sales related to our brands, our revenues and cash flows could be reduced substantially. In order to increase sales of a brand through Qurate, we generally require additional television programming time dedicated to the brand by Qurate. Qurate is not required to devote any minimum amount of programming time for any of our brands.

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

Our revenues are dependent on payments made to us under our licensing agreements. Although the licensing agreements for our brands often require the advance payment to us of a portion of the licensing fees and in many cases provide for guaranteed minimum royalty payments to us, the failure of our licensees to satisfy their obligations under these agreements or their inability to operate successfully or at all, could result in their breach and/or the early termination of such agreements, the non-renewal of such agreements, or our decision to amend such agreements to reduce the guaranteed minimums or sales royalties due thereunder, thereby eliminating some or all of that stream of revenue. Moreover, during the terms of the license agreements, we are substantially dependent upon the efforts and abilities of our licensees to maintain the quality and marketability of the products bearing our trademarks, as their failure to do so could materially tarnish our brands, thereby harming our future growth and prospects. In addition, the failure of our licensees to meet their production, manufacturing, sourcing, and distribution requirements or actively market the branded licensed products could cause a decline in their sales and potentially decrease the amount of royalty payments (over and above the guaranteed minimums) due to us. A weak economy or softness in the apparel and retail sectors could exacerbate this risk. This, in turn, could decrease our potential revenues. The concurrent failure by several of our material licensees to meet their financial obligations to us could adversely affect our business, results of operations, and cash flows.

Our business is dependent on continued market acceptance of our brands and any future brands we may acquire, and the products of our licensees.

Although certain of our licensees guarantee minimum net sales and minimum royalties to us, some of our licensees are not yet selling licensed products or currently have limited distribution of licensed products, and a failure of our brands or of products bearing our brands to achieve or maintain broad market acceptance could cause a reduction of our licensing revenues, and could further cause existing licensees not to renew their agreements. Such failure could also cause the devaluation of our trademarks, which are our primary assets, making it more difficult for us to renew our current licenses upon their expiration or enter into new or additional licenses for such trademarks. In addition, if such devaluation of our trademarks were to occur, a material impairment in the carrying value of one or more of our trademarks, which had an aggregate carrying value of $31.2 million as of December 31, 2025, could also occur and be charged as an expense to our operating results. Continued market acceptance of our brands and our licensees’ products, as well as market acceptance of any future products bearing any future brands we may acquire, is subject to a high degree of uncertainty and constantly changing consumer tastes, preferences, and purchasing patterns. Creating and maintaining market acceptance of our licensees’ products and creating market acceptance of new products and categories of products bearing our marks may require substantial marketing efforts, which may, from time to time, also include our expenditure of significant additional funds to keep pace with changing consumer demands, which funds may or may not be available on a timely basis, on acceptable terms or at all. Additional marketing efforts and expenditures may not, however, result in either increased market acceptance of, or additional licenses for, our trademarks or increased market acceptance, or sales, of our licensees’ products. Furthermore, we do not actually design or manufacture all of the products bearing our marks, and therefore, have less control over such products’ quality and design than a traditional product manufacturer might have. The failure of our licensees to maintain the quality of their products could harm the reputation and marketability of our brands, which would adversely impact our business.

Negative claims or publicity regarding Xcel, our brand co-developers, our brands, or our products could adversely affect our reputation and sales regardless of whether such claims are accurate. Social media, which accelerates the dissemination of information, can increase the challenges of responding to negative claims. In the past, many apparel companies have experienced periods of rapid growth in sales and earnings followed by periods of declining sales and losses. Our businesses may be similarly affected in the future.

Use of social media and influencers may materially and adversely affect our reputation or subject us to fines or other penalties.

We use third-party social media platforms as, among other things, marketing tools. We also maintain relationships with many social media influencers and engage in sponsorship initiatives. As existing e-commerce and social media platforms continue to rapidly evolve and new platforms develop, we must continue to maintain a presence on these platforms and establish presences on new or emerging popular social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools or if the social media platforms we use change their policies or algorithms, we may not be able to fully optimize such platforms, and our ability to maintain and acquire customers and our financial condition may suffer.

Furthermore, as laws and regulations and public opinion rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees, our network of social media influencers, our sponsors, or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices or otherwise could subject us to regulatory investigations, class action lawsuits, liability, fines, or other penalties and have a material adverse effect on our business, financial condition, and operating results.

In addition, an increase in the use of social media for product promotion and marketing may cause an increase in the burden on us to monitor compliance of such materials, and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations. For example, in some cases, the Federal Trade Commission has sought enforcement action where an endorsement has failed to clearly and conspicuously disclose a financial relationship or material connection between an influencer and an advertiser.

We do not prescribe what our influencers post, and if we were held responsible for the content of their posts or their actions, we could be fined or forced to alter our practices, which could have an adverse impact on our business.

Negative commentary regarding us or our products or influencers and other third parties who are affiliated with us may also be posted on social media platforms and may be adverse to our reputation or business. Influencers with whom we maintain relationships could engage in behavior or use their platforms to communicate directly with our customers in a manner that reflects poorly on our brands and may be attributed to us or otherwise adversely affect us. It is not possible to prevent such behavior, and the precautions we take to detect this activity may not be effective in all cases. Our target consumers often value readily available information and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate, without affording us an opportunity for redress or correction.

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

We expect to achieve growth in our existing brands and brands we may develop independently or through collaborations or acquire through expansion of our licensing activities and social media e-commerce platforms. We continue to seek new opportunities and international expansion through interactive television and licensing arrangements, as well as joint ventures and collaborations. The success of our company, however, will remain largely dependent on our ability to build and maintain broad market acceptance of our brands and co-developed brands to contract with and retain key licensees and on our licensees’ ability to accurately predict upcoming fashion and design trends within customer bases and fulfill the product requirements of retail channels within the global marketplace.

Our ability to compete effectively and to manage future growth, if any, will depend on the sufficiency and adequacy of our current resources and our ability to continue to identify, attract, and retain personnel to manage our brands and integrate any brands we may acquire into our operations. There can be no assurance that our personnel, systems, procedures, and controls will be adequate to support our operations and properly oversee our brands. The failure to support our operations effectively and properly oversee our brands could cause harm to our brands and have a material adverse effect on the value of such brands and on our reputation, business, financial condition, and results of operations. In addition, we may be unable to leverage our core competencies in managing apparel and jewelry brands to managing brands in new product categories.

Also, there can be no assurance that we will be able to achieve and sustain meaningful growth. Our growth may be limited by a number of factors including increased competition among branded products at brick-and-mortar, internet, and interactive retailers, decreased airtime on QVC, HSN, and JTV, competition for retail licenses, brand acquisitions, and collaborations, and insufficient capitalization for future transactions.

We are dependent upon our Chief Executive Officer and other key executives. If we lose the services of these individuals, we may not be able to fully implement our business plan and future growth strategy, which would harm our business and prospects.

Our success is largely dependent upon the efforts of Robert W. D’Loren, our Chief Executive Officer and Chairman of our board of directors. Our continued success is largely dependent upon his continued efforts and those of our other key executives. Although we have entered into an employment agreement with Mr. D’Loren, as well as employment agreements with other executives and key employees, such persons can terminate their employment with us at their option, and there is no guarantee that we will not lose the services of our executive officers or key employees. To the extent that any of their services become unavailable to us, we will be required to hire other qualified executives, and we may not be successful in finding or hiring adequate replacements. This could impede our ability to fully implement our business plan and future growth strategy, which would harm our business and prospects.

If we are unable to identify and successfully acquire additional trademarks or enter into collaborations for brands, our growth may be limited and, even if additional trademarks are acquired or collaborations are formed, we may not realize anticipated benefits due to integration or licensing difficulties.

While we are focused on growing our existing brands, we intend to selectively seek to acquire additional intellectual property, either directly or through collaborations. However, as our competitors continue to pursue a brand management model, acquisitions and collaborations may become more expensive and suitable candidates could become more difficult to find. In addition, even if we successfully acquire additional intellectual property or the rights to use additional intellectual property, we may not be able to achieve or maintain profitability levels that justify our investment in, or realize planned benefits with respect to, those additional brands.

Although we will seek to temper our acquisition and collaboration risks by following guidelines relating to purchase price and valuation, projected returns, existing strength of the brand, its diversification benefits to us, its potential licensing scale and creditworthiness of licensee base, acquisitions and collaborations, whether they be of additional intellectual property assets or of the companies that own them, entail numerous risks, any of which could detrimentally affect our reputation, our results of operations, and/or the value of our common stock. These risks include, among others:

●	unanticipated costs associated with the target acquisition or collaboration, or its integration with our company;
●	our ability to identify or consummate additional quality business opportunities, including potential licenses and new product lines and markets;
●	negative effects on reported results of operations from acquisition related charges and costs, and amortization of acquired intangibles;
●	diversion of management’s attention from other business concerns;
●	the challenges of maintaining focus on, and continuing to execute, core strategies and business plans as our brand and license portfolio grows and becomes more diversified;
●	adverse effects on existing licensing and other relationships;
●	potential difficulties associated with the retention of key employees, and difficulties, delays, and unanticipated costs associated with the assimilation of personnel, operations, systems, and cultures, which may be retained by us in connection with or as a result of our acquisitions;
●	risks of entering new domestic and international markets (whether it be with respect to new licensed product categories or new licensed product distribution channels) or markets in which we have limited prior experience; and

●	increased concentration in our revenues with one or more customers in the event that the brand has distribution channels in which we currently distribute products under one or more of our brands.

When we acquire intellectual property assets or the companies that own them, our due diligence reviews are subject to inherent uncertainties and may not reveal all potential risks. We may therefore fail to discover or inaccurately assess undisclosed or contingent liabilities, including liabilities for which we may have responsibility as a successor to the seller or the target company. As a successor, we may be responsible for any past or continuing violations of law by the seller or the target company. Although we will generally attempt to seek contractual protections through representations, warranties, and indemnities, we cannot be sure that we will obtain such provisions or that such provisions will fully protect us from all unknown, contingent, or other liabilities or costs. Finally, claims against us relating to any acquisition may necessitate our seeking claims against the seller for which the seller may not, or may not be able to, indemnify us or that may exceed the scope, duration, or amount of the seller’s indemnification obligations.

Acquiring additional intellectual property could also have a significant effect on our financial position and could cause substantial fluctuations in our quarterly and yearly operating results. Acquisitions could result in the recording of significant goodwill and intangible assets on our financial statements, the amortization or impairment of which would reduce our reported earnings in subsequent years. No assurance can be given with respect to the timing, likelihood, or financial or business effect of any possible transaction. Moreover, our ability to grow through the acquisition of additional intellectual property will also depend on the availability of capital to complete the necessary acquisition arrangements. In the event that we are unable to obtain debt financing on acceptable terms for a particular transaction, we may elect to pursue the transaction through the issuance by us of shares of our common stock (and, in certain cases, convertible securities) as equity consideration, which could dilute our common stock and reduce our earnings per share, and any such dilution could reduce the market price of our common stock unless and until we were able to achieve revenue growth or cost savings and other business economies sufficient to offset the effect of such an issuance. Acquisitions of additional brands may also involve challenges related to integration into our existing operations, merging diverse cultures, and retaining key employees. Any failure to integrate additional brands successfully in the future may adversely impact our reputation and business.

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

Because of the intense competition within our existing and potential licensees’ markets and the strength of some of their competitors, our licensees may not be able to continue to compete successfully.

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

To the extent we seek to acquire additional brands, we will face competition to retain licenses and to complete such acquisitions. The ownership, licensing, and management of brands is becoming a more widely utilized method of managing consumer brands as production continues to become commoditized and manufacturing capacity increases worldwide. We face competition from numerous direct competitors, both publicly and privately-held, including traditional apparel and consumer brand companies, other brand management companies, and private equity groups. Companies that traditionally focused on wholesale manufacturing and sourcing models are now exploring licensing as a way of growing their businesses through strategic licensing partners and direct-to-retail contractual arrangements. Furthermore, our current or potential licensees may decide to develop or purchase brands rather than renew or enter into contractual agreements with us. In addition, this increased competition could result in lower sales of products offered by our licensees under our brands. If our competition for licenses increases, it may take us longer to procure additional licenses, which could slow our growth rate.

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

The combined voting power of the common stock ownership of our directors and executive officers was approximately 30% of our voting securities as of March 3, 2026. As a result, our management through such stock ownership will exercise significant influence over all matters requiring shareholder approval, including the election of our directors and approval of significant corporate transactions. This concentration of ownership in management may also have the effect of delaying or preventing a change in control of us that may be otherwise viewed as beneficial by stockholders other than management. There is also a risk that our existing management and a limited number of stockholders may have interests which are different from certain stockholders and that they will pursue an agenda which is beneficial to themselves at the expense of other stockholders.

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

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling stockholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practices and disclosure requirements could impede the sale of our common stock even if and when our common stock becomes listed on the NASDAQ Capital Market. In addition, the liquidity for our common stock may decrease, with a corresponding decrease in the price of our common stock.

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

As of December 31, 2025, we had outstanding warrants and options to purchase 4,129,904 shares of our common stock with a weighted average exercise price of $6.41. The holders of warrants and options will likely exercise such securities at a time when the market price of our common stock exceeds the exercise price. Therefore, exercises of warrants and options will result in a decrease in the net tangible book value per share of our common stock and such decrease could be material.

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

As of December 31, 2025, we had an aggregate of 191,003 shares of common stock available for grants under our 2021 Equity Incentive Plan (the "2021 Plan") to our directors, executive officers, employees, and consultants. Issuances of common stock pursuant to the exercise of stock options or other stock grants or awards which may be granted under our 2021 Plan will dilute your interest in us.

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

In addition, the effects of the COVID-19 pandemic on the shipping industry negatively impacted our licensees’ ability to import products in a manner that allowed for timely delivery to customers. Congestion at ports of loading and ports of entry caused significant delays in deliveries and changes to the itineraries of steamship carriers. Truck driver shortages, shortages of truck equipment, and the inability of ports to provide reliable pick up times, also negatively impacted our licensees’ ability to timely receive goods in the past. If our licensees are unable to mitigate any potential future supply chain disruptions, their ability to meet customer expectations, manage inventory and complete sales could be materially adversely affected, which could adversely affect our results of operations.

A decline in general economic conditions resulting in a decrease in consumer spending levels and an inability to access capital may adversely affect our business.

The success of our operations depends on consumer spending. Consumer spending is impacted by a number of factors which are beyond our control, including actual and perceived economic conditions affecting disposable consumer income (such as unemployment, wages, energy costs, and consumer debt levels), customer traffic within shopping and selling environments, business conditions, interest rates, tax rates, and the availability of credit in the general economy and in the international, regional, and local markets in which our products are sold. Global economic conditions historically included significant recessionary pressures and declines in employment levels, disposable income and actual and/or perceived wealth, and further declines in consumer confidence and economic growth. A depressed economic environment is often characterized by a decline in consumer discretionary spending and has disproportionately affected retailers and sellers of consumer goods, particularly those whose goods are viewed as discretionary or luxury purchases, including fashion apparel and accessories such as ours. Such factors as well as another shift towards recessionary conditions have, in the past, and could in the future, devalue our brands, which could result in an impairment in its carrying value, which could be material, create downward pricing pressure on the products carrying our brands, and adversely impact our revenues and overall profitability. Further, economic and political volatility and declines in the value of foreign currencies could negatively impact the global economy as a whole and have a material adverse effect on the profitability and liquidity of our operations, as well as hinder our ability to grow through expansion in the international markets. In addition, domestic and international political situations also affect consumer confidence, including the threat, outbreak or escalation of terrorism, military conflicts or other hostilities around the world. Furthermore, changes in the credit and capital markets, including market disruptions, limited liquidity, and interest rate fluctuations, may increase the cost of financing or restrict our access to potential sources of capital for future acquisitions.

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

Our business is also subject to risks associated with U.S. and foreign legislation, regulations and trade agreements (including those resulting from the transition to new political administrations) relating to the products and materials our licensees import, including quotas, duties, tariffs or taxes, and other charges or restrictions on imports on our branded and co-branded products. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that they could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted countries.

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

Our intangible assets including our trademarks had a net carrying value of $31.2 million as of December 31, 2025 and represent a substantial portion of our assets. Under accounting principles generally accepted in the United States of America (“GAAP”), finite-lived intangible assets are amortized over their estimated useful lives, and reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Non-renewal of license agreements or other factors affecting our market segments or brands could result in significantly reduced revenue for a brand, which could result in a devaluation of the affected trademark. If such devaluations of our trademarks were to occur, a material impairment in the carrying value of one or more of our trademarks could also occur and be charged as a non-cash expense to our operating results, which could be material. Any write-down of intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results.

Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or by a change in allocation of state and local jurisdictions, or interpretations thereof. The Company currently files U.S. federal tax returns and various state tax returns. Tax years that remain open for assessment for federal and state purposes include the years ended December 31, 2021 through December 31, 2025. We regularly assess the likelihood of recovering the amount of deferred tax assets recorded on the balance sheet and the likelihood of adverse outcomes resulting from examinations by various taxing authorities in order to determine the adequacy of our provision for income taxes. Although under the 2017 Tax Cuts and Jobs Act Federal tax rates are lower, certain expenses will be either reduced or eliminated, causing the Company to have increased taxable income, which may have an adverse effect on our future income tax obligations. We cannot guarantee that the outcomes of these evaluations and continuous examinations will not harm our reported operating results and financial condition.

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

As part of our business, we collect, store, and transmit large amounts of confidential information, proprietary data, intellectual property, and personal data. The information and data processed and stored in our technology systems, and those of our licensees and other third parties on whom we depend to operate our business, may be vulnerable to loss, damage, denial-of-service, unauthorized access, or misappropriation. Data security incidents may be the result of unauthorized or unintended activity (or lack of activity) by our employees, contractors, or others with authorized access to our network or malware, hacking, business email compromise, phishing, ransomware, or other cyberattacks directed by third parties. While we have implemented measures to protect our information and data stored in our technology systems and those of the third parties that we rely on, our efforts may not be successful. In addition, employee error, malfeasance, or other errors in the storage, use, or transmission of any such information could result in a disclosure to third parties outside of our network. As a result, we could incur significant expenses addressing problems created by any such inadvertent disclosure or any security breaches of our network.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our Annual Report on Form 10-K our assessment of the effectiveness of our internal control over financial reporting. We have dedicated a significant amount of time and resources to comply with this legislation for the years ended December 31, 2025 and 2024, and will continue to do so for future fiscal periods. However, our management previously concluded that our internal control over financial reporting was not effective as of December 31, 2024 and 2023 due to a material weakness associated with financial information related to an investment in an unconsolidated affiliate. We have remediated this material weakness during 2025. However, we cannot be certain that our internal controls in place and operating as of December 31, 2025 will continue to be effective or that future material changes to our internal control over financial reporting will be effective. If we cannot adequately maintain the effectiveness of our internal control over financial reporting, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our common stock. Moreover, if we discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price.

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

Holders

As of December 31, 2025, the number of our stockholders of record was 50 (excluding beneficial owners and any shares held in street name or by nominees).

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

●	The 2021 Plan provides for the grant of stock options, restricted stock, restricted stock units, performance awards, or cash awards (any grant under the 2021 Plan, an “Award”). The stock options may be incentive stock options or non-qualified stock options.
●	Originally, a total of 400,000 shares of common stock were eligible for issuance under the 2021 Plan. In 2025, the Company’s stockholders approved an amendment to the 2021 Plan that increased the number of shares authorized from 400,000 to 1,150,000.
●	The 2021 Plan may be administered by the Board of Directors (the “Board”) or a committee consisting of two or more members of the Board of Directors appointed by the Board (for purposes of this description, any such committee, a “Committee”).
●	Officers and other employees of our Company or any parent or subsidiary of our Company who are at the time of the grant of an Award employed by us or any parent or subsidiary of our Company are eligible to be granted options or other Awards under the 2021 Plan. In addition, non-qualified stock options and other Awards may be granted under the 2021 Plan to any person, including, but not limited to, directors, independent agents, consultants, and attorneys who the Board or the Committee, as the case may be, believes has contributed or will contribute to our success.
●	With respect to incentive stock options granted to an eligible employee owning stock possessing more than 10% of the total combined voting power of all classes of our stock or the stock of a parent or subsidiary of our Company immediately before the grant (each, a “10% Stockholder”), such incentive stock option shall not be exercisable more than 5 years from the date of grant.

●	The exercise price of a stock option will not be less than the fair market value of the shares underlying the option on the date the option is granted, provided, however, that the exercise price of a stock option granted to a 10% Stockholder may not be less than 110% of such fair market value.
●	Restricted stock awards give the recipient the right to receive a specified number of shares of common stock, subject to such terms, conditions and restrictions as the Board or the Committee, as the case may be, deems appropriate. Restrictions may include limitations on the right to transfer the stock until the expiration of a specified period of time and forfeiture of the stock upon the occurrence of certain events such as the termination of employment prior to expiration of a specified period of time.
●	Restricted stock unit awards will be settled in cash or shares of common stock, in an amount based on the fair market value of our common stock on the settlement date. The RSUs will be subject to forfeiture and restrictions on transferability as set forth in the 2021 Plan and the applicable award agreement and as may be otherwise determined by the Board or the Committee. There were no RSUs outstanding as of December 31, 2025.
●	Certain Awards made under the Plan may be granted so that they qualify as “performance-based compensation” (as this term is used in Internal Revenue Code Section 162(m) and the regulations thereunder) and are exempt from the deduction limitation imposed by Code Section 162(m) (these Awards are referred to as “Performance-Based Awards”). Under Internal Revenue Code Section 162(m), our tax deduction may be limited to the extent total compensation paid to the chief executive officer, or any of the four most highly compensated executive officers (other than the chief executive officer) exceeds $1 million in any one tax year. In accordance with the 2017 Tax Cuts and Jobs Act, the tax deductibility for each of these executives will be limited to $1,000,000 of compensation annually, including any performance-based compensation. Among other criteria, Awards only qualify as performance-based awards if at the time of grant the compensation committee is comprised solely of two or more “outside directors” (as this term is used in Internal Revenue Code Section 162(m) and the regulations thereunder). In addition, we must obtain stockholder approval of material terms of performance goals for such “performance-based compensation.”
●	All stock options and certain stock awards, performance awards, and stock units granted under the Plan, and the compensation attributable to such Awards, are intended to (i) qualify as performance-based awards or (ii) be otherwise exempt from the deduction limitation imposed by Internal Revenue Code Section 162(m).
●	Cash awards may be issued under the 2021 Plan either alone or in addition to or in tandem with other Awards granted under the 2021 Plan or other payments made to a participant not under the 2021 Plan. The Board or Committee shall determine the eligible persons to whom, and the time or times at which, cash awards will be made, the amount that is subject to the cash award, the circumstances and conditions under which such amount shall be paid, in whole or in part, the time of payment, and all other terms and conditions of the Awards. Each cash award shall be confirmed by, and shall be subject to the terms of, an agreement executed
●	No Awards may be granted on or after the tenth anniversary of the effective date of the 2021 Plan.

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

The following table sets forth information as of December 31, 2025 regarding compensation plans under which our equity securities are authorized for issuance:

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation Plans (1)	977,695	$8.69	191,003

(1)   Pursuant to our 2011 and 2021 Equity Incentive Plans.

Recent sales of unregistered securities

Not applicable.

Purchases of equity securities by the issuer and affiliated purchasers

The following table provides information with respect to restricted stock purchased and retired by the Company during the three months ended December 31, 2025.

			Total Number of Shares
			of Common Stock
	Total Number of		Purchased as
	Shares of	Average	Part of a Publicly
	Common Stock	Price per	Announced
Period	Purchased	Share	Plan or Program
October 1, 2025 to October 31, 2025 (i)	10,859	$1.26	—
November 1, 2025 to November 30, 2025 (i)	—	—	—
December 1, 2025 to December 31, 2025 (i)	14,556	0.94	—
Total year ended December 31, 2025	25,415	$1.08	—

(i) The shares were exchanged from employees in connection with the income tax withholding obligations on behalf of such employees from the receipt of stock awards. The 2011 Plan and 2021 Plan allow for award holders to surrender vested shares to cover withholding tax liabilities.

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our consolidated financial statements and the notes thereto, included in Item 8 of this Annual Report on Form 10-K. This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity and cash flows for the years ended

December 31, 2025 and 2024. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning factors that are beyond our control.

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

Xcel was founded in 2011 with a vision to reimagine shopping, entertainment, and social media as social commerce. Currently, our brand portfolio consists of the following:

●	the Halston Brand, the Ripka Brand, and the C Wonder Brand, which are wholly owned by the Company;
●	the Longaberger Brand, which we manage through our 50% ownership interest in Longaberger Licensing, LLC;
●	the TowerHill by Christie Brinkley brand, which is a co-branded collaboration between Xcel and Christie Brinkley that launched in May 2024;
●	the Trust-Respect-Love by Cesar Millan brand, which is a new co-branded collaboration between Xcel and Cesar Millan, which is planned to launch in Spring 2026;
●	the GemmaMade by Gemma Stafford brand, which is a new co-branded collaboration between Xcel and Gemma Stafford, which is planned to launch in Spring 2026;
●	the Off/Duty by Coco Rocha brand, which is a new co-branded collaboration between Xcel and Coco Rocha, which is planned to launch in Fall 2026; and
●	Mesa Mia by Jenny Martinez, which is a brand owned by Mexican home influencer Jenny Martinez, and for which Xcel holds the television rights through a long-term license agreement and expects to launch in Spring 2026.

Our brand portfolio also formerly included:

●	the LOGO by Lori Goldstein brand as a wholly owned brand from April 1, 2021 through June 30, 2024; and
●	the Isaac Mizrahi brand, in which we hold a noncontrolling ownership interest through October 1, 2025.

Xcel is pioneering a true omni-channel and social commerce sales strategy which includes the promotion and sale of products under its brands through interactive television, digital live-stream shopping, social commerce, brick-and-mortar retailers, and e-commerce channels.

We currently operate under a working-capital light model, with our licensees and/or retail partners responsible for the procurement and sale of inventory. As such, our revenues primarily consist of royalty revenues, and we do not have risk of carrying aged inventory. As a result, fluctuations in product costs and tariffs do not have a direct impact on us, but may impact us indirectly as our royalty revenues are typically based on the net sales and success of our licensees.

Our objective is to build a diversified portfolio of lifestyle consumer products brands through organic growth and the strategic acquisition of new brands. To grow our brands, we are focused on the following primary strategies:

●	licensing of our brands for sale through interactive television (e.g., QVC, HSN, JTV, etc.);

●	licensing of our brands to retailers that sell to the end consumer;
●	licensing our brands to manufacturers and retailers for promotion and distribution through e-commerce, social commerce, and brick-and-mortar retail channels; and
●	acquiring additional consumer brands and integrating them into our operating platform, and leveraging our operating infrastructure and distribution relationships.

We believe that Xcel offers a unique value proposition for the following reasons:

●	our management team, including our officers’ and directors’ experience in, and relationships within the industry;
●	our deep knowledge, expertise, and proprietary technology in live streaming and social commerce;
●	our design, sales, marketing, and technology platform that enables us to design trend-right product; and
●	our significant media and digital presence.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that are the most important to the portrayal of our financial condition and results of operations, and that require our most difficult, subjective, and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. While our significant accounting policies and estimates are described in more detail in the notes to our consolidated financial statements, our most critical accounting policies and estimates, discussed below, pertain to revenue recognition, trademarks and other intangible assets, investments in unconsolidated affiliates, and income taxes. These include but are not limited to: the estimation of the useful lives of our trademarks, and the estimation of future cash flows related to our trademarks; the valuation and accounting for our investments in unconsolidated affiliates, and judgment as to whether any declines in value are temporary; and the estimation of our future income projections and the likelihood that we will be able to realize our deferred tax assets. In applying such policies, we must use some amounts that are based upon our informed judgments and best estimates. Estimates, by their nature, are based upon judgments and available information. The estimates that we make are based upon historical factors, current circumstances, and the experience and judgment of management. We evaluate our assumptions and estimates on an ongoing basis.

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

Our finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. To test our finite-lived intangible assets for impairment, we group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of undiscounted future cash flows which are based on revenue growth estimates. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flows analysis or appraisals.

There were no impairment charges recorded for our intangible assets for the years ended December 31, 2025 and 2024.

Investments in Unconsolidated Affiliates

We account for our investments in entities over which we have the ability to exercise significant influence, but do not control, under the equity method of accounting, and recognize our proportionate share of income or losses from the entity within other operating costs and expenses (income) in our consolidated statements of operations. The proportionate share of income or losses of an equity method investee is generally determined based on the investor’s proportional ownership interest. However, in cases where contractual agreements specify allocation ratios for profits and losses, specified costs and expenses, and/or distributions of cash from operations, that differ from our ownership interest, we use such specified allocation ratios for purposes of determining our share of income or losses from the investee if the agreement is considered substantive. As of December 31, 2025, we no longer have any investments accounted for under the equity method.

Investments in entities in which we do not have the ability to exercise significant influence nor control, are generally required to be accounted for at fair value, with unrealized holding gains and losses included in earnings. However, we may elect to measure an equity security without a readily determinable fair value at adjusted cost, less impairment, plus or minus observable price changes of an identical or similar investment of the same issue.

In addition, we review our investments in unconsolidated affiliates that are not accounted for at fair value whenever there are indicators that their carrying value may not be recoverable; if a decrease in value of the investment has occurred and such decrease is determined to be other than temporary in nature, we record an impairment charge to reduce the carrying amount of the investment to its fair value.

During the year ended December 31, 2025, we recognized a $6.01 million loss related to our investments in unconsolidated affiliates (which was all related to IM Topco, LLC), comprised of a $0.21 million equity method loss, a $5.53 million further other-than-temporary impairment charge, and $0.27 million of other related costs and adjustments. As of and effective April 15, 2025, as a result of a transaction with other investors during which our equity ownership interest in IM Topco, LLC was reduced from 30% to 17.5%, we concluded that we no longer held significant influence over IM Topco, LLC, and discontinued the application of the equity method of accounting. Subsequently, on October 1, 2025, we disposed of all of our remaining equity interests in IM Topco, LLC.

During the year ended December 31, 2024, we recognized a $11.84 million loss related to our investments in unconsolidated affiliates, comprised of a $1.88 million equity method loss, a $5.75 million other-than-temporary impairment charge, and a $4.21 million non-cash charge to recognize a contingent obligation related to certain contractual provisions related to IM Topco, LLC.

The remaining carrying value of our investments in unconsolidated affiliates as of December 31, 2025 was zero.

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

Summary of Operating Results

The consolidated financial statements and related notes included elsewhere in this Form 10-K are as of or for the years ended December 31, 2025 (the “Current Year”), and December 31, 2024 (the “Prior Year”).

Revenues

Net revenue decreased approximately $3.32 million to $4.94 million for the Current Year, from $8.26 million for the Prior Year.

This decrease was primarily attributable to declines in licensing revenue of $2.97 million, which was predominantly driven by the June 30, 2024 divestiture of the Lori Goldstein brand and the subsequent loss of the licensing revenues associated with that brand; the remainder of the year-over-year decline in licensing revenue was largely driven by lower sales of branded products by our licensees mainly due to more cautious consumer spending in the current economic environment.

Also contributing to the decrease in revenue from the Prior Year was the fact that in the Prior Year, we recognized $0.35 million of net product sales from the final sale of certain residual jewelry inventories and the sale of all remaining inventory related to the Longaberger brand, with no net product sales recognized in the Current Year.

Cost of Goods Sold

Prior Year cost of goods sold was $0.45 million, stemming from the aforementioned final sale of certain residual jewelry inventories and the sale of all remaining inventory related to the Longaberger brand in the Prior Year. There were no comparable amounts recognized in the Current Year as we no longer directly sell any physical products under our current business operating model.

Direct Operating Costs and Expenses

Direct operating costs and expenses decreased approximately $4.19 million, from $12.76 million in the Prior Year to $8.57 million in the Current Year. This decrease was primarily attributable to (i) the 2023 restructuring and transformation of our business operating model, which included reductions in staffing levels as well as related reductions in other overhead costs, (ii) additional actions taken in 2024 to further optimize our cost structure (including the divestiture of the Lori

Goldstein Brand, which eliminated certain operating and compensation expenses), and (iii) the impact of the employee retention tax credit recognized in the Current Year.

Other Operating Costs and Expenses (Income)

Depreciation and amortization expense decreased approximately $1.36 million, from $4.95 million in the Prior Year to $3.59 million in the Current Year. This decrease was primarily attributable to the June 30, 2024 divestiture of the Lori Goldstein Brand, which included trademarks related to that brand with a net book value of approximately $1.93 million at the time of the divestiture.

We recognized losses related to our equity investments in unconsolidated affiliates of $6.01 million and $11.69 million for the Current Year and Prior Year, respectively. The Current Year loss was composed of (i) $0.21 million of equity method losses, (ii) a $5.53 million non-cash impairment charge related to the disposition of our remaining equity interest in IM Topco, which closed in October 2025, and (iii) $0.27 million of other related costs and expenses. The Prior Year amount was composed of (i) $1.73 million of equity method losses, (ii) a $4.21 million non-cash charge to recognize a contractual contingent obligation related to IM Topco, which was subsequently satisfied and discharged in April 2025, and (iii) a $5.75 million other-than-temporary impairment of our investment in IM Topco, stemming from a decline in the fair value of the investment as a result of decreases in IM Topco’s revenues and cash flows.

During the Prior Year, we recognized asset impairment charges of $3.48 million related to our exit from and sublease of our office space at 1333 Broadway, of which approximately $3.1 million related to the operating lease right-of-use asset and approximately $0.4 million related to leasehold improvements at that location. There were no comparable asset impairment charges recognized during the Current Year.

Also during the Prior Year, we recognized a $3.80 million gain on the divestiture of the Lori Goldstein Brand. The consideration received from this transaction was non-cash in nature, and consisted of approximately $6.08 million of relief from certain accrued earn-out payments and the release of contingent obligations under contractual agreements with the buyer. The net book value of the intangible assets sold was approximately $1.93 million, and we also incurred approximately $0.35 million of legal fees in connection with the sale. There were no comparable amounts recognized in the Current Year.

Interest and Finance Expense

Interest and finance expense for the Current Year was $4.27 million, compared with $0.93 million for the Prior Year.

This $3.34 million increase was primarily attributable to the combination of (i) the $1.85 million loss on early extinguishment of debt recognized during the Current Year as a result of the April 2025 refinancing of our term loan debt, which was significantly higher than the $0.29 million loss on early extinguishment of debt recognized during the Prior Year, and (ii) the higher interest rates and higher principal balance on outstanding term loan debt in the Current Year as compared to the Prior Year.

Income Tax Provision

The estimated annual effective income tax rate for the Current Year was less than -1%, resulting in an income tax provision of $0.08 million. During the Current Year, the effective tax rate differed from the federal statutory rate primarily due to the recording of a valuation allowance against the benefit that would have otherwise been recognized for the year, as it was considered not more likely than not that the net operating losses generated during the year will be utilized in future periods.

The estimated annual effective income tax rate for the Prior Year was approximately -1%, resulting in an income tax provision of $0.22 million. During the Prior Year, the effective tax rate differed from the federal statutory rate primarily due to the recording of a valuation allowance against the benefit that would have otherwise been recognized for the year, as it was considered not more likely than not that the net operating losses generated during the year will be utilized in future periods.

Net Loss Attributable to Xcel Brands, Inc. Stockholders

We had a net loss of approximately $17.5 million for the Current Year, compared with a net loss of approximately $22.4 million for the Prior Year, as a result of the factors discussed above.

Non-GAAP Net Income, Non-GAAP Diluted EPS, and Adjusted EBITDA

We had a non-GAAP net loss of $5.2 million or $(1.52) per share (“non-GAAP diluted EPS”) based on 3,435,816 weighted average shares outstanding for the Current Year, compared with a non-GAAP net loss of $5.1 million or $(2.23) per share based on 2,275,332 weighted average shares outstanding for the Prior Year. Non-GAAP net income (loss) is a non-GAAP unaudited term, which we define as net income (loss) attributable to Xcel Brands, Inc. stockholders, exclusive of asset impairment charges (if any), amortization of trademarks, income (loss) from equity investments, stock-based compensation and cost of licensee warrants, loss on early extinguishment of debt (if any), gains on sales of assets and investments (if any), and income taxes. Non-GAAP net income (loss) and non-GAAP diluted EPS measures do not include the tax effect of the aforementioned adjusting items, due to the nature of these items and the Company’s tax strategy

We had Adjusted EBITDA of approximately $(2.3) million for the Current Year, compared with Adjusted EBITDA of approximately $(3.5) million for the Prior Year. Adjusted EBITDA is a non-GAAP unaudited measure, which we define as net income (loss) attributable to Xcel Brands, Inc. stockholders before interest and finance expenses (including loss on extinguishment of debt, if any), accretion of lease liability for exited leases, income taxes, other state and local franchise taxes, depreciation and amortization, income (loss) from equity investments, asset impairment charges (if any), stock-based compensation and cost of licensee warrants, gains on sales of assets and investments (if any), and costs associated with restructuring of operations (including operating losses generated by certain of our businesses that have been restructured or discontinued, as well as non-cash charges associated with the restructuring of certain contractual arrangements, and severance payments).

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

The following table is a reconciliation of net loss attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net loss:

	Year Ended December 31,
($ in thousands)	2025	2024
Net loss attributable to Xcel Brands, Inc. stockholders	$(17,461)	$(22,395)
Asset impairment charges	—	3,483
Amortization of trademarks	3,502	4,790
Loss from equity investments	6,010	11,836
Stock-based compensation and cost of licensee warrants	796	509
Loss on extinguishment of debt	1,850	287
Gains on sales of assets and investments	—	(3,801)
Income tax provision	75	220
Non-GAAP net loss	$(5,228)	$(5,071)

The following table is a reconciliation of diluted loss per share to non-GAAP diluted EPS:

	Year Ended December 31,
	2025	2024
Diluted loss per share attributable to Xcel Brands, Inc. stockholders	$(5.08)	$(9.84)
Asset impairment charges	—	1.53
Amortization of trademarks	1.02	2.10
Loss from equity investments	1.75	5.20
Stock-based compensation and cost of licensee warrants	0.23	0.22
Loss on extinguishment of debt	0.54	0.13
Gains on sales of assets and investments	—	(1.67)
Income tax provision	0.02	0.10
Non-GAAP diluted EPS	$(1.52)	$(2.23)
Diluted weighted average shares outstanding	3,435,816	2,275,332

The following table is a reconciliation of net loss attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Year Ended December 31,
($ in thousands)	2025	2024
Net loss attributable to Xcel Brands, Inc. stockholders	$(17,461)	$(22,395)
Interest and finance expense	4,266	931
Accretion of lease liability for exited lease	168	240
Income tax provision	75	220
State and local franchise taxes	134	40
Depreciation and amortization	3,593	4,947
Loss from equity investments	6,010	11,836
Asset impairment charges	—	3,483
Stock-based compensation and cost of licensee warrants	796	509
Gains on sales of assets and investments	—	(3,801)
Costs associated with restructuring of operations	163	537
Adjusted EBITDA	$(2,256)	$(3,453)

Liquidity and Capital Resources

General

As of December 31, 2025 and 2024, our unrestricted cash and cash equivalents were approximately $1.2 million and $1.3 million, respectively.

Restricted cash at December 31, 2025 was approximately $1.7 million, and consisted of (i) $0.7 million of cash deposited as collateral for a standby letter of credit associated with a real estate lease and (ii) $1.0 million of cash deposited in a bank account to satisfy a liquidity covenant in the Company’s term loan debt agreement. Restricted cash at December 31, 2024 consisted of $0.7 million of cash deposited as collateral for a standby letter of credit associated with a real estate lease.

Our principal capital requirements have generally been to fund working capital needs and acquire new brands. Our current “licensing plus” operating model is a working capital light business model, and generally does not require material capital expenditures. As of December 31, 2025, we have no significant commitments for future capital expenditures. Material cash requirements from known contractual and other obligations are discussed under “Obligations and Commitments” below.

Working Capital

Our working capital (which we calculate in a non-GAAP manner as current assets less current liabilities, excluding the current portions of lease obligations, deferred revenue, and any contingent obligations payable in shares) surplus/(deficit) was $(0.8) million and $0.8 million as of December 31, 2025 and 2024, respectively. Commentary on components of our cash flows for the Current Year compared with the Prior Year is set forth below.

Operating Activities

Net cash used in operating activities was approximately $7.0 million and $4.7 million in the Current Year and Prior Year, respectively.

The Current Year’s cash used in operating activities was primarily attributable to the combination of the net loss of $(17.6) million and a net change in operating assets and liabilities of approximately $(2.7) million, partially offset by non-cash items of approximately $13.3 million. Non-cash items were primarily comprised of, but not limited to, undistributed losses and other charges related to equity investments totaling $6.0 million, $3.6 million of depreciation and amortization, a $1.9 million loss on the early extinguishment of debt, and $1.2 million of non-cash interest and finance expenses (including paid in-kind interest, amortization of deferred finance costs, and other non-cash interest expense). The net change in operating assets and liabilities was mainly driven by paydown of accounts payable, accrued expenses, and other current operating liabilities, as well as the recognition of previously-deferred revenue amounts.

The Prior Year’s cash used in operating activities was primarily attributable to the combination of the net loss of $(22.6) million, partially offset by non-cash items of approximately $17.3 million and a net change in operating assets and liabilities of approximately $0.6 million. Non-cash items were primarily comprised of, but not limited to, undistributed losses and other charges related to equity investments totaling $11.8 million, $4.9 million of depreciation and amortization, $3.5 million of asset impairment charges, and $0.4 million of stock-based compensation and cost of licensee warrants, partially offset by a $(3.8) million gain on the divestiture of the Lori Goldstein brand. The net change in operating assets and liabilities was less significant, as the positive cash flow impacts from decreases in accounts receivable ($1.2 million) and inventory ($0.5 million) were largely offset by changes in deferred revenue and other current liabilities, along with changes in lease-related assets and liabilities.

Investing Activities

Net cash used in investing activities for the Current Year and Prior Year was $0.01 million and $0.11 million, respectively, and was comprised of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the Current Year was approximately $7.9 million. This was primarily attributable to the combination of $5.1 million of net proceeds generated from debt financing transactions (including approximately $2.1 million of proceeds received from the delayed draw portion of the Company’s December 2024 term loan agreement, and approximately $3.0 million of proceeds received from the April 2025 refinancing of our term loan debt) and $3.8 million of net proceeds generated from equity financing transactions (including approximately $2.0 million from public offering and private placement transactions in August 2025 and approximately $1.8 million from a private investment in public equity transaction in December 2025). Also during the Current Year, we made $0.75 million of principal payments on our term loan debt.

Net cash provided by financing activities for the Prior Year was approximately $3.8 million. This was primarily attributable to approximately $2.8 million of net cash proceeds generated from the December 2024 refinancing of our term loan debt ($8.0 million of gross cash proceeds, less $4.25 million repayment of our previous term loan debt and the payment of $0.9 million of debt issuance costs) and $1.9 million of net proceeds generated by equity offering transactions undertaken during the first quarter of 2024. Also during the Prior Year, we made $0.75 million of scheduled principal payments on term loan debt.

March 2024 Public Offering and Private Placement Transactions

On March 19, 2024, the Company closed on a public offering of 328,427 shares of common stock at an offering price of $6.50 per share and a private placement of 29,462 shares of common stock at an offering price of $9.80 per share. The aggregate number of shares of common stock issued from the public offering and the private placement was 357,889 shares and the total net proceeds received were approximately $1.9 million.

August 2025 Public Offering and Private Placement Transactions

On August 4, 2025, the Company closed on a public offering of 2,181,818 shares of common stock at an offering price of $1.10 per share and a private placement of 143,042 shares of common stock at an offering price of $1.38 per share. The aggregate number of shares of common stock issued from the public offering and the private placement was 2,324,860 shares and the total net proceeds received were approximately $2.0 million.

December 2025 Private Investment in Public Equity Transaction

On December 18, 2025, the Company closed on a transaction with several institutional and accredited investors for the issuance and sale in a private placement of securities, resulting in the issuance and sale of (i) 896,126 shares of the Company’s common stock, (ii) pre-funded warrants to purchase from the Company a total of 773,929 shares of common stock, at an exercise price per share equal to $0.001, and (iii) warrants to purchase from the Company a total of 835,023 shares of common stock, at an exercise price per share equal to $3.00. The aggregate net proceeds to the Company from the sale of the shares of common stock and pre-funded warrants, after deducting the placement agent fees and other estimated offering expenses payable by the Company, were approximately $1.8 million.

Debt Transactions

On December 12, 2024, the Company and certain of its subsidiaries entered into a new loan and security agreement with FEAC Agent, LLC, as administrative agent and collateral agent, FEF Distributors, LLC, as lead arranger, and Restore Capital, LLC (“Restore”), as agent for certain lenders, pursuant to which the lenders made term loans to the Company and agreed to make additional term loans to the Company upon the satisfaction of a condition precedent described in the loan agreement. The term loans under the loan agreement are as follows: (1) a term loan in the amount of $3.95 million (“Term Loan A”) was made on the closing date, (2) a term loan in the amount of $4.0 million (“Term Loan B”) was made on the closing date, and (3) a term loan in the amount of $2.05 million (“Delayed Draw Term Loan”; Term Loan A, Term Loan B and Delayed Draw Term Loan are referred to as “Term Loans”) was subsequently made in March 2025. The proceeds from Term Loan A and Term Loan B were used to repay the remaining balance of the Company’s October 2023 term loan with IDB, as well as to pay fees, costs, and expenses incurred in connection with entering into the new loan agreement, and the balance may be used for working capital purposes. A portion of the proceeds from the Delayed Draw Term Loan were deposited in a bank account to satisfy a liquidity covenant in the loan agreement.

As part of the December 12, 2024 financing transaction, IPX Capital, LLC (“IPX”), a company controlled by Robert W. D’Loren, Chairman and Chief Executive Officer of the Company, purchased a 12.5% undivided, last-out, subordinated participation interest in a portion of Term Loan B debt for a purchase price of $0.5 million, and received a pro rata share of warrants received by the Term Loan B Lenders to purchase shares of the Company’s common stock.

On April 21, 2025, the Company and certain of its subsidiaries and its lenders and FEAC Agent, LLC entered into an amendment of the December 12, 2024 loan and security agreement, which provided for a $1.5 million repayment of the $3.95 million Term Loan A, and an additional Term Loan B in the amount of $5.12 million. The term loans outstanding after giving effect to the April 21, 2025 amendment and the application of the proceeds of the additional Term Loan B were as follows: (1) Term Loan A in the amount of $4.50 million, and (2) Term Loan B in the amount of $9.12 million. The proceeds from the additional Term Loan B were used to repay a portion of Term Loan A, as well as to pay fees, costs, and expenses incurred in connection with entering into the April 21, 2025 amendment, with the balance to be used for working capital purposes.

In connection with the April 21, 2025 amendment and refinancing transaction, UTG Capital, Inc., a Delaware corporation (UTG”), purchased a 100% undivided, participation interest in Term Loan B for a purchase price of $9.12 million. Also in connection with the refinancing, the Company issued certain warrants to UTG and Restore, and amended certain warrants that had been previously issued on December 12, 2024.

Also on April 21, 2025 and in connection with the refinancing of the Company’s term loan debt, IPX’s participation in Term Loan B was repaid and IPX purchased a $0.5 million undivided, last-out, subordinated participation interest in Term Loan A.

On May 15, 2025, the Company repaid $0.5 million of the outstanding principal amount of Term Loan A.

On October 7, 2025, the Company and certain of its subsidiaries and its lenders and FEAC Agent, LLC entered into a further amendment of the December 12, 2024 loan and security agreement, pursuant to which the (i) the agents and lenders (as defined in the loan and security agreement) consented to the transfer and the release of the agents’ liens on the equity interests of IM Topco, LLC; (ii) the liquid asset covenant requirement was reduced to $1.0 million; and (iii) Xcel made a prepayment of $0.25 million against the outstanding principal amount of Term Loan A, of which $0.14 million was paid from the blocked account.

On November 18, 2025, the Company and certain of its subsidiaries and its lenders and FEAC Agent, LLC entered into the fourth amendment of the December 12, 2024 loan and security agreement, pursuant to which (i) the agents and lenders (as defined in the loan and security agreement) provided the Company with a limited waiver with respect to certain specified events of default, and also amended certain financial covenants related to the term loan agreement; (ii) the Company committed to make a prepayment of $3.25 million on Term Loan A by February 20, 2026, along with the payment of an amendment fee of $0.45 million (of which $0.125 million is payable on December 5, 2025 and the remaining $0.325 million would be due only if the $3.25 million principal amount of Term Loan A was not repaid on or prior to February 20, 2026); and (iii) the payment of the remaining principal balance on Term Loan A of $0.5 million was changed to be due on December 31, 2026 which shall be held by IPX. In addition, upon the repayment of the $3.25 million of Term Loan A, the Company will have revised financial covenants. The minimum revenue requirement for the rolling 12 months ending December 31, 2025 will be $3.9 million and $1.7 million for the Included Subsidiaries and Halston, respectively, each as defined in the loan agreements. Further, after the Term Loan A payment is made, the minimum revenue requirement covenants shall remain at these levels for the duration of the loans and the minimum liquidity requirement shall be zero, which includes the lenders’ release of $1.0 million of restricted cash within the blocked account back to the Company.

As of December 31, 2025, $3.25 million of the principal amount on Term Loan A was due on February 20, 2026 (subsequently extended through the amendments discussed below), with the remaining $0.50 million of the principal amount on Term Loan A due on December 31, 2026 (subsequently extended to September 20, 2027 through the amendments discussed below). The principal amount on Term Loan B is due at the maturity date of December 12, 2028 along with all accumulated paid in-kind (“PIK”) interest; the total principal amount of Term Loan B plus accumulated PIK interest as of December 31, 2025 was approximately $9.8 million.

On February 20, 2026 and March 20, 2026, we entered into the fifth and sixth amendments to the loan and security agreement with the term loan debt lenders and FEAC Agent, LLC. Pursuant to such amendments, (i) the Company prepaid $500,000 on Term Loan A (paid from the Blocked Account, as defined in the loan and security agreement) in connection with the fifth amendment and irrevocably authorized FAEC Agent, LLC, as the administrative agent to transfer up to

$500,000 (the “Sixth Amendment Cash Collateral”) from the Blocked Account to an account maintained by the Administrative Agent to be held as cash collateral securing the Obligations (as defined in the loan and security agreement); (ii) the Company irrevocably authorized the administrative agent to: (a) apply all or any portion of the Sixth Amendment Cash Collateral to repay the Term Loan A, or (b) return all or any portion of the Sixth Amendment Cash Collateral to the Company, in each case at the lenders’ sole discretion; (iii) the liquid asset covenant requirement was reduced to: (a) at all times prior to the repayment in full of the First Out Obligations (as defined in the loan and security agreement), $500,000 minus that amount of Sixth Amendment Cash Collateral used to repay Term Loan A, and (b) at all times after the repayment in full of the First Out Obligations, $0; and (iv) the transaction closing date was extended to March 24, 2026.

On April 13, 2026, we entered into the seventh amendment to the loan and security agreement with the term loan debt lenders and FEAC Agent, LLC, which provided for, among other things: the ability of the Company to consummate the issuance of certain senior secured notes (as described below); the ability for IPX to convert its $500,000 Term Loan A to common shares of the Company at the price per share equal to $1.435, subject to adjustment; modifications to certain payment terms; modifications to certain financial covenants; modifications to certain financial reporting requirements; and the amendment of the FEAC Agent, LLC’s role to include certain limitations. In connection with the seventh amendment, FEAC Agent LLC’s affiliated lenders entered into agreements whereby a $500,000 portion of Term Loan A was sold and assigned to IPX, and the entirety of Term Loan B was sold and assigned to UTG. Additionally, the Company was relieved of its obligation to pay the remaining $325,000 amendment fee as specified in the fourth amendment.

Also on April 13, 2026, the Company entered into certain agreements with Smithline Family Trust II (“SFT”), Quick Capital, LLC (“Quick”), and IPX (collectively, the “Purchasers”), pursuant to which the Company issued and sold to the Purchasers 12.5% Senior Secured Notes due April 13, 2027 in the original principal amount of $3,005,780 (the “Secured Notes”) and 100,579 shares of the Company’s common stock. The Secured Notes were issued with an original issue discount, such that the cash proceeds received by the Company were $2,600,000. The Company is required to make $100,000 monthly payments on the Secured Notes commencing October 13, 2026, with the balance due at maturity. The Company’s obligations under the Secured Notes are guaranteed by certain direct and indirect subsidiaries of the Company pursuant to a subsidiary guarantee, and are secured by the assets of the Company and the subsidiary guarantors pursuant to a security agreement.

In the event that we fail in the future to satisfy other obligations under the agreements governing our indebtedness, including satisfying financial covenants, we would be in default with respect to that indebtedness and the lenders could declare such indebtedness to be immediately due and payable. Further, at any time after the occurrence of an event of default under the Secured Notes and for so long as such event of default is continuing, the Secured Notes (other than the Secured Note issued to IPX) are convertible into shares of common stock of the Company (i) initially at a fixed conversion price equal to $1.165 per share and (ii) after May 17, 2026, at a price equal to the lesser of (a) 85% multiplied by the lowest volume weighted average price of the common stock during the 10-trading day period prior to conversion and (b) $1.165. The Secured Note issued to IPX is convertible into shares of common stock of the Company initially at a fixed conversion price equal to $1.35 per share, subject to adjustment as set forth therein. In addition, to the extent that Company is listed on the Nasdaq Capital Market, the aggregate number of shares of common stock issuable to the Purchasers and any subsequent holder of the Secured Note shall not exceed 19.9% of the total number of shares of common stock outstanding or of the voting power of the common stock as of April 13, 2026 less the shares issued pursuant to the securities purchase agreement unless the Company has obtained stockholder approval in compliance with Nasdaq Listing Rule 5635(d) to authorize the issuance of shares of common stock in connection with the conversion or exchange of all Secured Notes. We also granted the Purchasers certain piggyback registration rights with respect to the shares of common stock issuable upon conversion of the Secured Notes.

Fees incurred in connection with the transactions described above were approximately $0.1 million.

As part of the transactions described above, IPX purchased $57,803 original principal amount of the Secured Notes and purchased 1,742 shares of common stock, on the same terms as the other Purchasers, except that the shares of common stock purchased by IPX were priced at current market value.

The net proceeds received from the April 13, 2026 issuance of the Secured Notes and shares as described above were used to repay $2.25 million of the Term Loan A debt, and an additional $1 million of the Term Loan A debt was paid with the

Company’s restricted cash. As such, following the funding and completion of the transactions described above, the Company’s debt obligations will be as follows: (1) Senior Secured Notes in the principal amount of $2.6 million, with payments commencing October 13, 2026 and a maturity date of April 13, 2027, (2) Term Loan A in the principal amount of $0.5 million, payable on the maturity date of September 20, 2027, and (3) Term Loan B in the amount of $9.9 million, payable on the maturity date of December 12, 2028.

Obligations and Commitments

Term Loan Debt

Refer to information outlined above.

Senior Secured Notes

Refer to information outlined above.

Contingent Obligation – Lori Goldstein Earn-Out

In connection with the April 1, 2021 purchase of the Lori Goldstein trademarks, we had agreed to pay the seller additional cash consideration (the “Lori Goldstein Earn-Out”) of up to $12.5 million, based on royalties earned during the six calendar year period commencing in 2021. The Lori Goldstein Earn-Out was initially recorded as a liability of $6.6 million, based on the difference between the fair value of the acquired assets of the Lori Goldstein Brand and the total consideration paid. Through January 1, 2024, we paid $0.2 million to the seller, and as of January 1, 2024, the remaining balance of the contingent obligation was $6.4 million, of which approximately $1.03 million had been earned and was payable to the seller.

During the year ended December 31, 2024, we paid approximately $0.3 million to the seller. However, as a result of the June 30, 2024 divestiture of the Lori Goldstein Brand, the seller waived its rights with respect to the Lori Goldstein Earn-Out amounts that had been previously earned and had not yet been paid, and terminated its rights to any future payments under the Lori Goldstein Earn-Out. As a result, we de-recognized approximately $1.03 million of accrued Lori Goldstein Earn-Out payments and the remaining balance of approximately $5.05 million of contingent obligations recorded on the Company’s balance sheet. As of December 31, 2024, there were no liability amounts remaining on the Company’s balance sheet related to the Lori Goldstein Earn-Out.

Contingent Obligation – Isaac Mizrahi Transaction

Under the terms of the May 31, 2022 transaction related to the sale of a majority interest in the Isaac Mizrahi brand (as subsequently amended in 2023 and 2024), the Company had agreed with WHP (the buyer) that, in the event that the aggregate royalties received by IM Topco were less than $13.5 million for the twelve-month period ending March 31, 2025 or less than $18.0 million for the year ending December 31, 2025, Xcel was obligated to transfer equity interests in IM Topco to WHP equal to 12.5% of the total outstanding equity interests of IM Topco, such that Xcel’s ownership interest in IM Topco would decrease from 30% to 17.5%, and WHP’s ownership interest in IM Topco would increase from 70% to 82.5%.

During 2024, management concluded that, based on current trends in and projections of IM Topco’s royalty revenues as well as the Company’s decision to not make the certain additional royalty payments to IM Topco, it was virtually certain that the Company would be required to make such transfer of equity interests to WHP in 2025. As such, the Company estimated and recorded a contingent obligation of $4.21 million in the accompanying consolidated balance sheets, and recognized a corresponding non-cash charge in the consolidated statements of operations for the Prior Year.

During 2025, the Company adjusted the carrying value of the contingent obligation to its estimated fair value of $3.97 million, and recognized a $(0.24) million credit in the consolidated statements of operations. On and effective April 15, 2025, such equity interests were transferred to WHP in full satisfaction and settlement of this contractual obligation, and the previously recorded liability was de-recognized by reducing the value of the asset for the investment in IM Topco.

Real Estate Leases

We are currently party to a lease (as lessee) for approximately 29,600 square feet of office space at 1333 Broadway, 10th floor, New York, New York. This location represented our former corporate offices and operations facility, and our lease for this location expires on October 30, 2027. Future payments under this lease are expected to be approximately $1.55 million for the year ending December 31, 2026 and $1.29 million for the year ending December 31, 2027. We have subleased this office space to a third-party subtenant through October 30, 2027, for which we expect to receive cash  from the subtenant of $0.86 million for the year ending December 31, 2026 and $0.51 million for the year ending December 31, 2027.

We are also currently party to a lease (as lessee) for approximately 12,000 square feet of office space at 550 Seventh Avenue, 11th floor, New York, New York. This location represents our current corporate offices and operations facility, and our lease for this location expires in 2032. Future payments under this lease are expected to be approximately $0.51 million for the year ending December 31, 2026, $0.55 million for the year ending December 31, 2027, $0.57 million for the year ending December 31, 2028, $0.58 million for the year ending December 31, 2029, $0.60 million for the year ending December 31, 2030, $0.61 million for the year ending December 31, 2031, and $0.21 million for the year ending December 31, 2032.

Employment Contracts

We have entered into contracts with certain executives and key employees. The future minimum compensation payments under these contracts are approximately $2.2 million, of which $2.0 million and $0.2 million is expected to be paid in 2026 and 2027, respectively.

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

While the 2022 sale of a majority interest in the Isaac Mizrahi brand resulted in a substantial decrease in our licensing revenues, as that brand represented a significant portion of our historical licensing revenues, and the 2024 divestiture of the LOGO by Lori Goldstein brand also resulted in a notable decrease in our licensing revenues, we have taken and continue to take actions to replace those revenues with new strategic business initiatives, as we concentrate our resources on growing our brands, launching new brands, and entering into new business partnerships. We continue to seek new opportunities, including expansion through interactive television, live streaming, and additional domestic and international licensing arrangements, and acquiring and collaborating with additional brands. The successful launch of the TowerHill by Christie Brinkley brand in 2024 is an example of this. In Spring 2026, we plan to launch the Trust-Respect-Love by Cesar Millan brand, which will expand and diversify our licensed products into the pet products sector, and the GemmaMade by Gemma Stafford and Mesa Mia by Jenny Martinez brands, which will expand and diversify our licensed products into baking, cooking, and food-related products sector.

During 2023 and 2024, we restructured our business by shifting from a wholesale/licensing hybrid model to a “licensing plus” business model, divesting certain brands, and undertaking various cost-cutting measures to more efficiently operate our business and reduce and better manage our exposure to operating risks. During 2025, we continued to implement additional measures to further optimize our cost structure. As a result, we have reduced our direct operating expenses to an expected run rate of less than $10 million per annum, which represents approximately $21 million of cost savings on an annualized basis compared to our cost structure in 2022.

Nonetheless, we continue to face a number of headwinds in the current macroeconomic environment. Poor economic and market conditions, including the cumulative impacts of inflation and rising consumer debt levels, along with the impact of tariffs on goods imported into the U.S., may negatively impact consumer sentiment, decreasing the demand for apparel, footwear, accessories, fine jewelry, home goods, and other consumer products, which would adversely affect our operating income and results of operations. If we are unable to take effective measures in a timely manner to mitigate the impact of these conditions and/or a potential recession, our business, financial condition, and results of operations could be adversely affected.

Our long-term success, however, will still remain largely dependent on our ability to build and maintain our brands’ awareness and attract customers, and contract with and retain key licensees and business partners, as well as our and our licensees’ ability to accurately predict upcoming fashion and design trends within their respective customer bases and fulfill the product requirements of the particular retail channels within the global marketplace. Unanticipated changes in consumer fashion preferences and purchasing patterns, slowdowns in the U.S. economy, and other factors noted in the section captioned “Risk Factors” could adversely affect our licensees’ ability to meet and/or exceed their contractual commitments to us and thereby adversely affect our future operating results.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.      Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Xcel Brands, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Xcel Brands, Inc. and Subsidiaries (the “Company”) as of December 31, 2025, the related consolidated statement of operations, stockholders' equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We have determined that there are no critical audit matters in the current period.

We have served as the Company's auditor since 2025.

/s/ Wolf & Company, P.C.

Wolf & Company, P.C.

Boston, Massachusetts

April 14, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Xcel Brands, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Xcel Brands, Inc. and Subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statement of operations, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

Marcum LLP

New York, NY

May 27, 2025

Xcel Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$1,150	$1,254
Accounts receivable, net	956	2,269
Prepaid expenses and other current assets	1,564	520
Total current assets	3,670	4,043
Non-current Assets:
Property and equipment, net	130	182
Operating lease right-of-use assets	3,005	3,751
Trademarks and other intangibles, net	31,229	34,759
Investments in unconsolidated affiliates	—	10,110
Other assets	912	911
Total non-current assets	35,276	49,713

Total Assets	$38,946	$53,756

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$1,136	$2,734
Deferred revenue	1,330	1,380
Accrued income taxes payable	85	554
Current portion of operating lease obligations	1,687	1,513
Current portion of long-term debt	3,250	—
Contingent obligation	—	4,213
Total current liabilities	7,488	10,394
Long-Term Liabilities:
Deferred revenue	1,778	2,667
Long-term portion of operating lease obligations	3,678	5,297
Long-term debt, net, less current portion	9,456	6,569
Other long-term liabilities	722	431
Total long-term liabilities	15,634	14,964
Total Liabilities	23,122	25,358

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, and 5,880,757 and 2,368,072 shares issued and outstanding at December 31, 2025 and 2024, respectively (1)	6	2
Paid-in capital (1)	111,660	106,666
Accumulated deficit	(93,705)	(76,244)
Total Xcel Brands, Inc. stockholders' equity	17,961	30,424
Noncontrolling interest	(2,137)	(2,026)
Total Stockholders' Equity	15,824	28,398

Total Liabilities and Stockholders' Equity	$38,946	$53,756

(1)	The values of Common stock and Paid-in capital, as well as the number of shares issued and outstanding, have been retroactively adjusted in order to give effect to the Company’s 1-for-10 reverse stock split. See Note 2 and Note 7.

See accompanying Notes to Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Year Ended
	December 31,
	2025	2024
Revenues
Net licensing revenue	$4,939	$7,912
Net sales	—	347
Net revenue	4,939	8,259
Cost of goods sold	—	445
Gross profit	4,939	7,814

Direct operating costs and expenses
Salaries, benefits and employment taxes	3,920	5,916
Other selling, general and administrative expenses	4,647	6,842
Total direct operating costs and expenses	8,567	12,758

Operating loss before other operating costs and expenses (income)	(3,628)	(4,944)

Other operating costs and expenses (income)
Depreciation and amortization	3,593	4,947
Asset impairment charges	—	3,483
Loss from equity investments	6,010	11,836
Gain on divestiture of Lori Goldstein Brand	—	(3,801)

Operating loss	(13,231)	(21,409)

Interest and finance expense (income)
Interest expense	2,078	618
Other finance charges (income), net	338	26
Loss on early extinguishment of debt	1,850	287
Interest and finance expense (income), net	4,266	931

Loss before income taxes	(17,497)	(22,340)

Income tax provision	75	220

Net loss	(17,572)	(22,560)
Net loss attributable to noncontrolling interest	(111)	(165)
Net loss attributable to Xcel Brands, Inc. stockholders	$(17,461)	$(22,395)

Loss per common share attributable to Xcel Brands, Inc. stockholders:
Basic and diluted net loss per share (1)	$(5.08)	$(9.84)
Weighted average number of common shares outstanding:
Basic and diluted weighted average common shares outstanding (1)	3,435,816	2,275,332

(1)	Weighted average shares outstanding and per share information have been retroactively adjusted in order to give effect to the Company’s 1-for-10 reverse stock split. See Note 2 and Note 7.

See accompanying Notes to Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Xcel Brands, Inc. Stockholders
	Common Stock		Paid-in	Accumulated	Noncontrolling
	Shares(1)	Amount(1)	Capital(1)	Deficit	Interest	Total
Balance as of January 1, 2024	1,979,413	$2	$103,879	$(53,849)	$(1,861)	$48,171

Compensation expense related to stock options and restricted stock	—	—	138	—	—	138

Contra-revenue related to warrants held by licensee	—	—	38	—	—	38

Shares issued to directors in connection with restricted stock grants	4,000	—	—	—	—	—

Shares issued to consultant in connection with stock grants	7,800	—	98	—	—	98

Shares issued to employee in connection with stock grant	1,468	—	10	—	—	10

Shares issued to executives for pro rata portion of base salaries, net of withholding taxes	17,502	—	120	—	—	120

Shares issued in connection with public offering and private placement transactions, net of transaction costs	357,889	—	1,902	—	—	1,902

Warrants issued in connection with refinancing of term loan debt	—	—	481	—	—	481

Net loss for the year ended December 31, 2024	—	—	—	(22,395)	(165)	(22,560)

Balance as of December 31, 2024	2,368,072	2	106,666	(76,244)	(2,026)	28,398

Additional impact related to fractional shares from reverse stock split	(57)	—	—	—	—	—

Compensation expense related to stock options and restricted stock	—	—	222	—	—	222

Contra-revenue related to warrants held by licensee	—	—	38	—	—	38

Shares issued to directors in connection with restricted stock grants	43,584	—	—	—	—	—

Shares issued to directors and management in connection with other restricted stock grants	17,500	—	—	—	—	—

Shares issued to directors in connection with stock grants	45,000	—	42	—	—	42

Shares issued to employee in connection with stock grant	63,674	—	46	—	—	46

Shares issued to executives for pro rata portion of base salaries, net of withholding taxes	121,998	—	222	—	—	222

Shares issued in connection with public offering and private placement transactions, net of transaction costs	2,324,860	3	1,962	—	—	1,965

Shares and warrants issued in connection with private investment in public equity transaction, net of transaction costs	896,126	1	1,814	—	—	1,815

Warrants issued and amended in connection with refinancing of term loan debt	—	—	648	—	—	648

Net loss for the year ended December 31, 2025	—	—	—	(17,461)	(111)	(17,572)

Balance as of December 31, 2025	5,880,757	$6	$111,660	$(93,705)	$(2,137)	$15,824

(1)	The values of Common stock and Paid-in capital, as well as the number of shares issued and outstanding, have been retroactively adjusted in order to give effect to the Company’s 1-for-10 reverse stock split. See Note 2 and Note 7.

See accompanying Notes to Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(17,572)	$(22,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,593	4,947
Asset impairment charges	—	3,483
Paid in-kind interest expense	710	—
Amortization of deferred finance costs and other non-cash interest expense	522	115
Stock-based compensation and cost of licensee warrants	570	403
Provision for credit losses	30	17
Loss from equity investments	6,010	11,836
Loss on early extinguishment of debt	1,850	287
Gain on divestiture of Lori Goldstein brand	—	(3,801)
Changes in operating assets and liabilities:
Accounts receivable	1,283	1,168
Inventory	—	453
Prepaid expenses and other current and non-current assets	(44)	(279)
Deferred revenue	(939)	(398)
Accounts payable, accrued expenses, accrued income taxes payable, and other current liabilities	(2,338)	16
Lease-related assets and liabilities	(699)	(794)
Other long-term liabilities	1	391
Net cash used in operating activities	(7,023)	(4,716)

Cash flows from investing activities
Purchase of property and equipment	(10)	(112)
Net cash used in investing activities	(10)	(112)

Cash flows from financing activities
Proceeds from public offering and private placement transactions, net of transaction costs	1,965	1,902
Proceeds from private investment in public equity transaction, net of transaction costs	1,815	—
Proceeds from long-term debt	5,670	7,950
Payment of deferred finance costs	(567)	(922)
Shares repurchased including vested restricted stock in exchange for withholding taxes	(204)	(107)
Payment of long-term debt	(750)	(5,000)
Net cash provided by financing activities	7,929	3,823

Net increase (decrease) in cash, cash equivalents, and restricted cash	896	(1,005)

Cash, cash equivalents, and restricted cash at beginning of year	1,993	2,998

Cash, cash equivalents, and restricted cash at end of year	$2,889	$1,993

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$1,150	$1,254
Restricted cash reported in prepaid expenses and other current assets	1,000	—
Restricted cash reported in other non-current assets	739	739
Total cash, cash equivalents, and restricted cash	$2,889	$1,993

Supplemental disclosure of non-cash activities:
Recognition of operating lease right-of-use asset	$—	$2,596
Recognition of operating lease obligation	$—	$2,596
Issuance of warrants in connection with debt refinancing	$648	$481

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$814	$505
Cash paid during the year for income taxes	$515	$—

See accompanying Notes to Consolidated Financial Statements.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

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

The Company primarily generates revenue through the licensing of its brands through contractual arrangements with manufacturers and retailers. The Company, through its licensees, distributes through an omni-channel and social commerce sales strategy which includes the promotion and sale of products under its brands through interactive television, digital live-stream shopping, social commerce, brick-and-mortar retailers, and e-commerce channels.

Prior to 2024, the Company also engaged in certain wholesale and direct-to-consumer sales of products under its brands. During the year ended December 31, 2024, the Company sold off all of its residual jewelry inventories and all remaining inventory related to the Longaberger brand; these final sales to third parties were the only net sales and cost of goods sold recognized for the year ending December 31, 2024. As of December 31, 2024, the Company has no remaining inventory.

Brand Portfolio

Currently, the Company’s brand portfolio consists of the following:

●	the Halston, Judith Ripka, and C Wonder brands, which are wholly owned by Xcel;
●	the Longaberger by Shannon Doherty brand, which Xcel manages through its 50% ownership interest in Longaberger Licensing, LLC; the Company consolidates Longaberger Licensing, LLC and recognizes noncontrolling interest for the remaining ownership interest held by a third party (see Note 3 for additional details);
●	the TowerHill by Christie Brinkley brand, which is a co-branded collaboration between Xcel and Christie Brinkley that launched in May 2024;
●	the Trust-Respect-Love by Cesar Millan brand, which is a new co-branded collaboration between Xcel and Cesar Millan that is planned to launch in Spring 2026;
●	the GemmaMade by Gemma Stafford brand, which is a new co-branded collaboration between Xcel and Gemma Stafford that is planned to launch in Spring 2026;
●	the Off/Duty by Coco Rocha brand, which is a new co-branded collaboration between Xcel and Coco Rocha, which is planned to launch in Fall 2026; and
●	Mesa Mia by Jenny Martinez, which is a brand owned by Mexican home influencer Jenny Martinez, and for which Xcel holds the television rights through a long-term license agreement and expects to launch in Spring 2026.

The Company’s brand portfolio also formerly included:

●	the LOGO by Lori Goldstein brand (the “Lori Goldstein brand”) as a wholly owned brand from April 1, 2021 through June 30, 2024 (see Note 3 for additional details); and

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

●	the Isaac Mizrahi brand, in which the Company held a noncontrolling ownership interest through October 1, 2025 (see Note 3 for additional details).

Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses, a history of cash flows used in operating activities, and an accumulated deficit. Although the Company has undertaken significant restructuring and cost reduction efforts, obtained additional funding through a combination of equity issuances and debt financing,  and continues to explore strategic financing alternatives and operational efficiencies to improve liquidity (see Note 12 for information regarding financing transactions entered into subsequent to year-end), management has determined that there is nonetheless substantial doubt about the Company’s ability to meet its financial obligations as they become due within twelve months from the date these financial statements are issued. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.   Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Xcel, its wholly owned subsidiaries, and entities in which Xcel has a controlling financial interest as of and for the years ended December 31, 2025 (the "Current Year") and 2024 (the "Prior Year"). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the accounting rules under Regulation S-X, as promulgated by the Securities and Exchange Commission (“SEC”). All significant intercompany accounts and transactions have been eliminated in consolidation, and net earnings have been adjusted by the portion of operating results of consolidated entities attributable to noncontrolling interests.

Investments in Unconsolidated Affiliates

The Company accounts for investments in entities over which it has the ability to exercise significant influence, but does not control, under the equity method of accounting, and recognizes its proportionate share of income or losses from the investee within other operating costs and expenses (income) in the consolidated statements of operations. The proportionate share of income or losses of an equity method investee is generally determined based on the investor’s proportional ownership interest. However, in cases where contractual agreements specify allocation ratios for profits and losses, specified costs and expenses, and/or distributions of cash from operations, that differ from the Company’s ownership interest, the Company uses such specified allocation ratios for purposes of determining its share of income or losses from the investee if the agreement is considered substantive. As of December 31, 2025, the Company no longer has any investments accounted for under the equity method.

Investments in entities in which the Company does not have the ability to exercise significant influence nor control, are generally required to be accounted for at fair value, with unrealized holding gains and losses included in other operating costs and expenses (income) in the consolidated statements of operations. However, the Company may elect to measure an equity security without a readily determinable fair value at adjusted cost, less impairment, plus or minus observable price changes of an identical or similar investment of the same issue.

The Company reviews its investments in unconsolidated affiliates that are not accounted for at fair value whenever there are indicators that their carrying value may not be recoverable; if a decrease in value of the investment has occurred and such decrease is determined to be other than temporary in nature, the company records an impairment charge to reduce the carrying amount of the investment to its fair value.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

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

●Revenue recognition;
●Useful lives of trademarks;
●Assumptions used in the valuation of intangible assets, including cash flow estimates for initial determinations of fair value and/or impairment analysis;
●Accounting for and valuation of investments in unconsolidated affiliates; and
●Valuation allowances and effective tax rate for tax purposes.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

Restricted Cash

Restricted cash at December 31, 2025 consisted of $0.7 million of cash deposited as collateral for a standby letter of credit associated with a real estate lease and $1.0 million of cash deposited in a bank account to satisfy a liquidity covenant in the Company’s term loan debt agreement. Restricted cash at December 31, 2024 consisted of $0.7 million of cash deposited as collateral for a standby letter of credit associated with a real estate lease.

Accounts Receivable

Accounts receivable are reported net of an allowance for credit losses. As of December 31, 2025 and 2024, the Company had approximately $1.0 million and $2.3 million, respectively, of accounts receivable, net of allowances of $0.03 million and $0.00 million, respectively.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

The allowance for credit losses reflects lifetime expected credit losses and is determined based upon a variety of judgments and factors. Factors considered in determining the allowance include historical collection, write-off experience, and management's assessment of collectibility from customers, including current conditions, reasonable forecasts, and expectations of future collectibility and collection efforts. Management continuously assesses the collectibility of receivables and adjusts estimates based on actual experience and future expectations based on economic indicators. Management also monitors the aging analysis of receivables to determine if there are changes in the collections of accounts receivable. Receivable balances are written-off against the allowance for credit losses when such balances are deemed to be uncollectible.

A rollforward of the allowance for credit losses for the Current Year and Prior Year is as follows:

($ in thousands)	2025	2024
Balance at January 1	$—	$75
Credit loss expense	21	17
Write-offs	(25)	(92)
Other (recovery of previously written-off amount)	34	—
Balance at December 31	$30	$—

As of December 31, 2025 and 2024, there was no earned revenue that had been accrued but not billed.

Inventory

As of January 1, 2024, inventory was composed of residual jewelry inventories related to the Judith Ripka brand and home goods and related items for the Longaberger brand. Such inventories consisted solely of finished goods, and were recorded at the lower of cost or net realizable value, with cost determined on a weighted average basis. During the Prior Year, the Company sold all of its remaining inventory items, and as of December 31, 2024, the Company had no remaining inventory.

Property and Equipment

Furniture, equipment, and software are stated at cost less accumulated depreciation and amortization, and are depreciated using the straight-line method over their estimated useful lives, generally three (3) to seven (7) years. Depreciation expense for the Current Year and Prior Year was approximately $0.06 million and $0.12 million, respectively.

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

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

Under applicable accounting guidance, the Company is generally required to carry such contingent liability balances on its consolidated balance sheet until the measurement period of the earn-out expires and all related contingencies have been resolved.

See Note 9 for additional information related to the Company’s contingent obligations.

Revenue Recognition

The Company applies the guidance in ASC Topic 606, “Revenue from Contracts with Customers” to recognize revenue.

Specifically, the Company recognizes revenue continuously over time as it satisfies its continuous obligation of granting access to its licensed intellectual properties, which are deemed symbolic intellectual properties under ASC Topic 606. The Company determines the transaction price based on the terms of the contract. Payments are typically due after sales have occurred and have been reported by the licensees or, where applicable, in accordance with minimum guaranteed payment provisions. The timing of performance obligations is typically consistent with the timing of payments, though there may be differences if contracts provide for advances or significant escalations of contractually guaranteed minimum payments. With the exception of the Halston Master License agreement described in Note 5, there were no such differences that

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

would have a material impact on the Company’s consolidated balance sheets as of December 31, 2025 and 2024. In accordance with ASC 606-10-55-65, the Company recognizes net licensing revenue at the later of when (1) the subsequent sale or usage occurs or (2) the performance obligation to which some or all of the sales- or usage-based royalty has been allocated is satisfied (in whole or in part). More specifically, the Company separately identifies:

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

The Company does not typically provide access to its licensed intellectual properties or provide services to customers before the customer pays or before payment is due, thus the amounts of contract assets as defined by ASC 606-10-45-3 related to licensing contracts were not material as of December 31, 2025 and 2024.

The Company does not typically receive consideration in advance of performance and, consequently, amounts of contract liabilities as defined by ASC 606-10-45-2 related to licensing contracts are generally not material; however, as of December 31, 2025 and 2024, the Company has recognized approximately $3.1 million and $3.6 million, respectively, of deferred revenue contract liabilities on its consolidated balance sheet related to the Halston Master License agreement (see Note 5 for additional details). With respect to this agreement, the Company recognized approximately $0.89 million of revenue during each of the years ended December 31, 2025 and 2024, that was included in the contract liability balances as of January 1, 2025 and 2024, respectively

The Company does not disclose the amount attributable to unsatisfied or partially satisfied performance obligations for variable revenue contracts (identified under “View A” above) in accordance with the optional exemption allowed under ASC 606. The Company did not have any revenue recognized in the reporting period from performance obligations satisfied, or partially satisfied, in previous periods. Remaining minimum guaranteed payments for active contracts as of December 31, 2025 are expected to be recognized ratably in accordance with View C over the remaining term of each contract based on the passage of time and through December 2028, subject to renewal or extension upon termination.

Advertising Costs

All costs associated with production for the Company’s advertising, marketing, and promotion are expensed during the periods when the activities take place. All other advertising costs, such as print and online media, are expensed when the advertisement occurs. The Company incurred approximately $0.10 million and $0.73 million in advertising and marketing costs for the Current Year and Prior Year, respectively, which are included within other selling, general and administrative expenses in the accompanying consolidated statements of operations.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Leases

The Company determines if an arrangement is a lease (as defined in ASC Topic 842) at the inception of the arrangement. The Company generally recognizes a right-of-use (“ROU”) asset, representing its right to use the underlying leased asset for the lease term, and a liability for its obligation to make future lease payments (the lease liability) at commencement date (the date on which the lessor makes the underlying asset available for use) based on the present value of lease payments over the lease term. The Company does not recognize ROU assets and lease liabilities for lease terms of 12 months or less, but recognizes such lease payments in operations on a straight-line basis over the lease terms.

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

Stock-Based Compensation

The Company accounts for stock-based compensation by recognizing the fair value of stock-based compensation as an operating expense over the service period of the award or term of the corresponding contract, as applicable. Non-employee awards are similarly measured at the grant date fair value of the equity instruments to be issued, and the Company recognizes compensation cost for grants to non-employees on a straight-line basis over the period of the grant.

For stock option awards for which vesting is contingent upon the achievement of certain performance targets, the timing and amount of compensation expense recognized is also based upon the Company’s projections and estimates of the relevant performance metric(s) until the time the performance obligation is satisfied. Expense for such awards is recognized only to the extent that the achievement of the specified performance target(s) has been met or is considered probable.

The Company accounts for forfeitures as a reduction of compensation cost in the period when such forfeitures occur.

The fair value of restricted stock awards and other stock awards is determined via reference to the quoted market price of the Company’s common shares on the NASDAQ Capital Market at the date of grant.

The fair value of warrants and most stock options (i.e., stock options with service-based or performance-based vesting) is estimated on the date of grant using the Black-Scholes option pricing model. The valuation determined by the Black-Scholes option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the awards and the expected stock price volatility over the terms of the awards. The expected life is based on the estimated average life of options and warrants using the simplified method; the Company utilizes the simplified method to determine the expected life of the options and warrants due to insufficient exercise activity during recent years as a basis from which to

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

estimate future exercise patterns. The risk-free rate is based on the U.S. Treasury rate for the expected term at the time of grant, volatility is based on the historical volatility of the Company’s common stock, and the expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

The fair value of stock options with market-based vesting is estimated using a binomial lattice model. The valuation determined by a binomial lattice model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables, such as but not limited to, expected stock price volatility over the terms of the awards. Expected volatility is based on the historical volatility of the Company’s common stock, while the risk-free rate is based on the U.S. Treasury rate for the term of the options at the time of grant, and the expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

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

The Company applies the applicable FASB guidance on accounting for uncertainty in income taxes, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also addresses derecognition, classification, interest, and penalties related to uncertain tax positions. The Company has no unrecognized tax benefits as of December 31, 2025 and 2024. Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2021 through December 31, 2025.

The income tax effects of changes in tax laws are recognized in the period when enacted.

See Note 10 for additional information related to income taxes.

Fair Value

ASC Topic 820, “Fair Value Measurement,” defines fair value and establishes a framework for measuring fair value under GAAP. The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of the Company’s assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities).

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable, the carrying amounts approximate fair value due to the short-term maturities of these

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

instruments. The carrying value of term loan debt approximates fair value due to the floating interest rate structure of the term loan agreement.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, and accounts receivable. The Company limits its credit risk with respect to cash and cash equivalents and restricted cash by maintaining such balances with high quality financial institutions. At times, the Company’s cash and cash equivalents and restricted cash may exceed federally insured limits. Concentrations of credit risk with respect to accounts receivable are not considered significant due to the collection history and due to the nature of the Company’s royalty revenues. Generally, the Company does not require collateral or other security to support accounts receivable.

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

ASU 2023-09 was effective for the Company for the fiscal year ending December 31, 2025. The Company adopted the new standard effective January 1, 2025, which primarily resulted in expanded disclosures in the rate reconciliation table and regarding certain reconciling items. In accordance with the transition provisions of ASU 2023-09, we applied the guidance prospectively; as a result, prior-period comparative disclosures have not been restated and continue to reflect the presentation requirements in effect at that time. See Note 10 for additional information. As the requirements of this ASU relate to disclosure only, the adoption of this ASU did not have a significant impact on the company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

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

There were no other accounting pronouncements recently issued by the FASB that are considered significant or relevant to the Company.

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

From June 1, 2022 through April 15, 2025, the Company accounted for its 30% retained interest in the ongoing operations of IM Topco as a component of other operating costs and expenses (income) under the equity method of accounting, using the distribution provisions set forth in the governing business venture agreement between the Company and WHP.

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

Accordingly, as of and effective April 15, 2025, the Company concluded that as it no longer held significant influence over IM Topco, and discontinued the application of the equity method of accounting. In accordance with relevant GAAP guidance, the Company remeasured its retained investment in IM Topco as of the date of discontinuance of the equity method, which was not significantly different from the value reflected on the Company’s condensed consolidated balance sheet at March 31, 2025. From April 15, 2025 through October 1, 2025, as the equity securities of IM Topco are not publicly traded and do not have readily determinable fair values, the Company elected to measure its investment in IM Topco in accordance with ASC 321-10-35-2: at adjusted cost, less impairment, plus or minus observable price changes of an identical or similar investment of the same issuer.

On and effective September 26, 2025, the Company, IM Topco, and two subsidiaries of WHP entered into a settlement agreement, pursuant to which the Company agreed to transfer all of its remaining equity interests in IM Topco to WHP, in exchange for (i) the release of the Company’s liability under a license agreement with IM Topco (see Note 11) and (ii)

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

a capital appreciation right for the Company to receive 15% of the net consideration received by IM Topco and/or WHP in excess of $46 million in connection with any potential future capital transaction involving IM Topco which occurs on or before September 1, 2032. All remaining IM Topco equity interests were transferred to WHP on October 1, 2025.

For the Current Year, the Company recognized a $6.01 million loss related to its investment in IM Topco, comprised of:

(i)	a $0.21 million equity method loss,
(ii)	a $5.53 million other-than-temporary impairment of the Company’s investment in IM Topco, stemming from a decline in the fair value of the investment related to the continuing declines in IM Topco’s revenues and cash flows, and based on consideration of the facts and circumstances surrounding the September 26, 2025 settlement agreement,
(iii)	a $(0.24) million adjustment to the carrying value of a contingent contractual obligation related to IM Topco (see Note 9 for details), and
(iv)	other related costs and adjustments totaling $0.51 million.

For the Prior Year, the Company recognized a $11.69 million loss related to its investment in IM Topco, comprised of:

(i)	a $1.73 million equity method loss,
(ii)	a $5.75 million other-than-temporary impairment of the Company’s investment in IM Topco, stemming from a decline in the fair value of the investment as a result of decreases in IM Topco’s revenues and cash flows, and
(iii)	a $4.21 million non-cash charge to recognize a contingent obligation related to certain contractual provisions contained within the amended membership purchase agreement between Xcel and WHP (see Note 9 for details).

The carrying value of the Company’s investment in IM Topco as of December 31, 2025 and 2024 was zero and $10.11 million, respectively. The reduction in carrying value during the Current Year reflects the Current Year loss detailed above, plus the settlement of the contingent contractual obligation related to IM Topco as described in Note 9, as a result of which the previously recorded liability was de-recognized by reducing the value of the investment.

Investment in Other Unconsolidated Affiliate

In December 2023, the Company contributed $0.15 million of cash to a privately-held corporation (the “Affiliate”) in exchange for a 30% equity ownership interest in the Affiliate. During the Prior Year, the Company accounted for its interest in the operations of the Affiliate as a component of other operating costs and expenses (income) under the equity method of accounting. The Company’s proportional share of the operating results of Affiliate for the Prior Year was a loss of approximately $0.15 million. Also during the Prior Year, the Company’s proportional ownership interest in the Affiliate was reduced from 30% to 19% as the result of dilution arising from other parties making investments in the Affiliate; however, by that point, the carrying value of the Company’s investment in the Affiliate had already been reduced to zero.

Effective January 2025, the Company no longer applies the equity method of accounting to its investment in the Affiliate. Instead, the Company currently accounts for its investment in the Affiliate in accordance with ASC 321-10-35-2: at adjusted cost, less impairment, plus or minus observable price changes of an identical or similar investment of the same issuer. There were no amounts recognized in the consolidated statement of operations related to the Affiliate for Current Year, and the carrying value of the Company’s investment in the Affiliate as of both December 31, 2025 and 2024 was zero.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

4.   Trademarks and Other Intangibles

Trademarks and other intangibles, net consist of the following:

	Weighted
	Average	December 31, 2025
	Amortization	Gross Carrying	Accumulated	Net Carrying
($ in thousands)	Period	Amount	Amortization	Amount
Trademarks (finite-lived)	15 years	58,580	27,354	31,226
Copyrights and other intellectual property	8 years	429	426	3
Total		$59,009	$27,780	$31,229

	Weighted
	Average	December 31, 2024
	Amortization	Gross Carrying	Accumulated	Net Carrying
($ in thousands)	Period	Amount	Amortization	Amount
Trademarks (finite-lived)	15 years	58,580	23,852	34,728
Copyrights and other intellectual property	8 years	429	398	31
Total		$59,009	$24,250	$34,759

Amortization expense for intangible assets was approximately $3.53 million and $4.83 million for the Current Year and Prior Year, respectively.

Estimated future amortization expense related to finite-lived intangible assets over the remaining useful lives is as follows:

($ in thousands)	Amortization
Year Ending December 31,	Expense
2026	$3,506
2027	3,503
2028	3,503
2029	3,503
2030	3,073
Thereafter (through 2036)	14,141
Total	$31,229

5.   Significant Contracts

Qurate Agreements

Through its wholly owned subsidiaries, the Company has entered into direct-to-retail license agreements with Qurate Retail Group (“Qurate”), collectively referred to as the Qurate Agreements (individually, each a “Qurate Agreement”), pursuant to which the Company designs, and Qurate sources and sells, various products under the C Wonder brand, the TowerHill by Christie Brinkley brand, and the Longaberger brand. The Company was also previously party to a similar agreement with Qurate related to the and the LOGO by Lori Goldstein brand. Qurate owns the rights to all designs produced under these agreements, and the agreements include the sale of products across various categories through Qurate’s television media (including QVC and HSN) and related internet sites.

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

December 31, 2025 and 2024

its subsidiaries have the exclusive, worldwide right to use the names, likenesses, images, voices, and performances of the Company’s spokespersons to promote the respective products.

Agreement	Current Term Expiry	Automatic Renewal	Product Launch
C Wonder Qurate Agreement (HSN)	December 31, 2026	two-year period	March 2023
TowerHill by Christie Brinkley Qurate Agreement (HSN)	May 30, 2027	three-year period	May 2024
Longaberger Qurate Agreement (QVC)	October 31, 2027	two-year period	November 2019

On June 30, 2024, in connection with the divestiture of the LOGO by Lori Goldstein brand (see Note 3), the agreement with Qurate related to the LOGO by Lori Goldstein brand was assigned to assumed by the counterparties to the divestiture transaction.

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

Net licensing revenue from Qurate totaled $0.99 million and $3.67 million for the Current Year and Prior Year, respectively, representing approximately 20% and 44% of the Company’s total net revenue, respectively. As of December 31, 2025 and 2024, the Company had receivables from Qurate of $0.21 million and $0.40 million, representing approximately 22% and 18% of the Company’s accounts receivable, respectively. The December 31, 2025 and 2024 Qurate receivables did not include any earned revenue accrued but not yet billed as of the respective balance sheet dates.

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

As a result of the upfront cash payment and guaranteed minimum royalties discussed above, as well as certain other advance payments of royalties received from G-III, the Company recognized $3.09 million and $3.56 million of deferred revenue contract liabilities on its consolidated balance sheet as of December 31, 2025 and 2024, respectively. As of December 31, 2024, approximately $0.89 million of the contract liability balance was classified as a current liability and approximately $2.67 million was classified as a long-term liability. As of December 31, 2025, approximately $1.31 million of the contract liability balance was classified as a current liability and approximately $1.78 million was classified as a

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

long-term liability; the balance of the deferred revenue contract liabilities will be recognized ratably as revenue over the next 3.0 years.

Net licensing revenue recognized from the Halston Master License was $2.55 million and $2.54 million for the Current Year and Prior Year, respectively, representing approximately 52% and 31% of the Company’s total net revenue, respectively.

JTV / America’s Collectibles Network, Inc.

The Company has a license agreement with America’s Collectibles Network, Inc. (d/b/a JTV) (“JTV”) that obligates JTV to pay the Company royalties based on product sales of Judith Ripka Brand merchandise. In addition, the Company has outstanding receivables from prior product sales of fine jewelry made to JTV. As of December 31, 2025 and 2024, the Company had receivables from JTV of $0.41 million and $1.06 million, respectively, representing approximately 42% and 47% of the Company’s total net accounts receivable, respectively.

6.   Debt

The Company’s net carrying amount of debt was comprised of the following:

	December 31,	December 31,
($ in thousands)	2025	2024
Term loan debt (including accumulated unpaid PIK interest)	$13,581	$7,950
Unamortized deferred finance costs and other reductions to carrying value	(875)	(1,381)
Total	12,706	6,569
Current portion of debt	3,250	—
Long-term debt	$9,456	$6,569

IDB Term Loan Debt (October 19, 2023 through December 11, 2024)

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

December 31, 2025 and 2024

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

The October 2023 term loan was repaid in full as part of the December 12, 2024 debt issuance transaction described below, and the related swap agreement was terminated concurrent with the loan repayment.

FEAC Term Loan Debt (December 12, 2024 through December 31, 2025)

On December 12, 2024, the Company and certain of its subsidiaries entered into a new loan and security agreement with FEAC Agent, LLC, as administrative agent and collateral agent, FEF Distributors, LLC, as lead arranger, and Restore Capital, LLC (“Restore”), as agent for certain lenders, pursuant to which the lenders made term loans to the Company and agreed to make additional term loans to the Company upon the satisfaction of a condition precedent described in the loan agreement. The term loans under the loan agreement are as follows: (1) a term loan in the amount of $3.95 million (“Term Loan A”) was made on the closing date, (2) a term loan in the amount of $4.0 million (“Term Loan B”) was made on the closing date, and (3) a term loan in the amount of $2.05 million (“Delayed Draw Term Loan”; Term Loan A, Term Loan B and Delayed Draw Term Loan are referred to as “Term Loans”) was subsequently made in March 2025. The proceeds from Term Loan A and Term Loan B were used to repay the remaining balance of the Company’s October 2023 term loan with IDB, as well as to pay fees, costs, and expenses incurred in connection with entering into the new loan agreement, and the balance may be used for working capital purposes. A portion of the proceeds from the Delayed Draw Term Loan were deposited in a bank account to satisfy a liquidity covenant in the loan agreement.

On April 21, 2025, the Company and certain of its subsidiaries and its lenders and FEAC Agent, LLC entered into an amendment of the December 12, 2024 loan and security agreement, which provided for a $1.5 million repayment of the $3.95 million Term Loan A, and an additional Term Loan B in the amount of $5.12 million. The term loans outstanding after giving effect to the April 21, 2025 amendment and the application of the proceeds of the additional Term Loan B were as follows: (1) Term Loan A in the amount of $4.50 million, and (2) Term Loan B in the amount of $9.12 million. The proceeds from the additional Term Loan B were used to repay a portion of Term Loan A, as well as to pay fees, costs, and expenses incurred in connection with entering into the April 21, 2025 amendment, with the balance to be used for working capital purposes.

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

On October 7, 2025, the Company and certain of its subsidiaries and its lenders and FEAC Agent, LLC entered into a further amendment of the December 12, 2024 loan and security agreement, pursuant to which (i) the agents and lenders (as defined in the loan and security agreement) consented to the transfer and the release of the agents’ liens on the equity interests of IM Topco, LLC; (ii) the liquid asset covenant requirement was reduced to $1,000,000; and (iii) Xcel made a prepayment of $0.25 million against the outstanding principal amount of Term Loan A, of which $0.14 million was paid from the blocked account.

On November 18, 2025, the Company and certain of its subsidiaries and its lenders and FEAC Agent, LLC entered into the fourth amendment of the December 12, 2024 loan and security agreement, pursuant to which (i) the agents and lenders (as defined in the loan and security agreement) provided the Company with a limited waiver with respect to certain specified events of default, and also amended certain financial covenants related to the term loan agreement; (ii) the Company committed to make a prepayment of $3.25 million on Term Loan A by February 20, 2026, along with the

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

payment of an amendment fee of $0.45 million (of which $0.125 million is payable on December 5, 2025 and the remaining $0.325 million would be due only if the $3.25 million principal amount of Term Loan A was not repaid on or prior to February 20, 2026); and (iii) the payment of the remaining principal balance on Term Loan A of $0.5 million was changed to be due on December 31, 2026 which shall be held by IPX (See Note 11). In addition, upon the repayment of the $3.25 million of Term Loan A, the Company will have revised financial covenants. The minimum revenue requirement for the rolling 12 months ending December 31, 2025 will be $3.9 million and $1.7 million for the Included Subsidiaries and Halston, respectively, each as defined in the loan agreements. Further, after the Term Loan A payment is made, the minimum revenue requirement covenants shall remain at these levels for the duration of the loans and the minimum liquidity requirement shall be zero, which includes the lenders’ release of $1.0 million of restricted cash within the blocked account back to the Company.

The Term Loans are guaranteed by certain direct and indirect subsidiaries of the Company, and are secured by all of the assets of the Company and such subsidiaries. The loan agreement contains various customary financial covenants and reporting requirements, as specified and defined therein. The Company was in compliance with all applicable covenants under the loan agreement, or if not in compliance with certain covenants had obtained a waiver from the lenders with respect to such covenants, as of and for all periods presented in the consolidated financial statements.

Principal

As of December 31, 2025, $3.25 million of the principal amount on Term Loan A was due on February 20, 2026, with the remaining $0.50 million of the principal amount on Term Loan A due on December 31, 2026. The principal amount on Term Loan B is due at the maturity date of December 12, 2028 along with all accumulated paid in-kind (“PIK”) interest (as discussed below). Subsequent to fiscal year-end, the Company’s term loan debt was further amended such that the remaining $0.50 million of the principal amount on Term Loan A is due on September 20, 2027 (see Note 12 for additional details).

Thus, the aggregate future principal payments under the Term Loans (inclusive of accumulated unpaid PIK interest of $0.71 million as of December 31, 2025) are as follows:

Amount of
($ in thousands)	Principal
Year Ending December 31,	Payment
2026	$3,250
2027	500
2028	9,831
Total	$13,581

Interest

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

Interest on amounts outstanding under the Term Loans accrues daily and is payable at the end of each calendar month, except that from April 21, 2025 through March 31, 2027, interest on the Term Loan B will be paid in-kind (“PIK”) by being capitalized and added to the principal amount of the Term Loan B at the end of each calendar month. For the Current Year, the Company recognized approximately $0.71 million of PIK interest, and the accumulated PIK interest at December 31, 2025 (reported within the carrying value of long-term debt on the consolidated balance sheet) was $0.71 million.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

For the Current Year and Prior Year, the Company incurred interest expense related to term loan debt (including interest paid in cash, PIK, and the amortization of deferred finance costs) of approximately $2.08 million and $0.62 million, respectively, reflecting an effective interest rate of approximately 15.0% and 11.9%, respectively.

Exit Fees

The amended loan agreement also requires that the Company pay an exit fee of $0.175 million to FEAC related to Term Loan A and an exit fee of $0.40 million to Restore related to Term Loan B upon the maturity or full payment of the Term Loans. The Company is accruing the cost of the Term Loan A exit fee over the remaining term of the related debt, while the net present value of the Term Loan B exit fee on April 21, 2025 was recognized as part of the loss on early extinguishment of debt (as described below). As of December 31, 2025, the amount of accrued exit fees with respect to Term Loan A was $0.11 million and is presented within Accounts payable, accrued expenses and other current liabilities on the consolidated balance sheet, while the amount of accrued exit fees with respect to Term Loan B was $0.29 million and is presented within Other long-term liabilities on the consolidated balance sheet.

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

Loss on Early Extinguishment of Debt

As a result of the April 21, 2025 debt refinancing transaction as described above, the Company recognized a loss on extinguishment of debt of approximately $1.85 million in the Current Year. This loss was comprised of the write-off of $1.26 million of remaining unamortized deferred finance costs related to the December 2024 term loan, $0.25 million for a termination fee paid in cash to Restore at closing, $0.27 million for the net present value of the Term Loan B exit fee which will be paid to in cash to Restore upon the maturity or full payment of the Term Loans, and $0.07 million related to the new warrants granted to Restore and the amendment of certain warrants previously granted in December 2024. The $0.07 million amount related to the warrants was recorded with an offsetting increase to stockholders’ equity as additional paid-in capital.

As a result of the December 12, 2024 debt refinancing transaction as described above, the Company recognized a loss on extinguishment of debt of approximately $0.29 million in the Prior Year. This loss was primarily comprised of the write-

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

off of approximately $0.2 million of remaining unamortized deferred finance costs related to the October 2023 IDB term loan debt, and $0.1 million paid to exit the interest rate swap agreement with IDB.

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

August 2025 Public Offering and Private Placement Transactions

On August 1, 2025, the Company entered into a placement agency agreement with Maxim Group LLC (the “Placement Agent”), as lead placement agent, relating to a best efforts public offering (the “August 2025 Offering”) of 2,181,818 shares of the Company’s common stock at a price to the public of $1.10 per share.

The closing of the August 2025 Offering occurred on August 4, 2025. The net proceeds to the Company from the sale of the shares, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company, were approximately $1.8 million.

In connection with the August 2025 Offering, on August 1, 2025, the Company entered into subscription agreements with each of Robert W. D’Loren, Chairman and Chief Executive Officer of the Company, and Mark DiSanto, a director of the

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Company, to purchase 82,159 and 60,883 shares, respectively, at a price of $1.38 per share. The total number of shares purchased was 143,042. Net proceeds after payment of agent fees were approximately $0.2 million. The purchase of such shares closed concurrently with the August 2025 Offering.

The aggregate number of shares of common stock issued in the August 2025 Public Offering and Private Placement Transactions was 2,324,860 shares and the total net proceeds received were approximately $2.0 million.

Upon the closing of these transactions, the Company issued the Placement Agent certain warrants to purchase up to 80,791 shares of common stock. Such warrants will be exercisable at an exercise price of $1.10 per share, in whole or in part, during the four and one-half year period that commenced 180 days after August 1, 2025.

December 2025 Private Investment in Public Equity Transaction

On December 17, 2025, the Company entered into a securities purchase agreement with several institutional and accredited investors for the issuance and sale in a private placement of securities for gross proceeds of $2.05 million. The securities purchase agreement provided for the issuance and sale of (i) 896,126 shares of the Company’s common stock, (ii) pre-funded warrants to purchase from the Company a total of 773,929 shares of common stock, at an exercise price per share equal to $0.001, and (iii) warrants to purchase from the Company a total of 835,023 shares of common stock, at an exercise price per share equal to $3.00.

The closing of this private placement transaction occurred on December 18, 2025. Robert W. D’Loren, Chairman and Chief Executive Officer of the Company, agreed to purchase 81,466 Shares and 40,733 Warrants for a total purchase price of $100,000. The aggregate net proceeds to the Company from the sale of the shares of common stock and pre-funded warrants, after deducting the placement agent fees and other estimated offering expenses payable by the Company, were approximately $1.82 million. The Company intends to use the net proceeds from this transaction for working capital and general corporate purposes.

Pursuant to a placement agency agreement dated December 17, 2025, by and between the Company and Wellington Shields & Co. LLC (the “PIPE Placement Agent”), the PIPE Placement Agent served as the exclusive placement agent in connection with this transaction. Upon the closing of this transaction, the Company issued the PIPE Placement Agent certain warrants to purchase up to 66,802 shares of common stock, which are exercisable at an exercise price of $1.165 per share, in whole or in part, during the five year period that commenced December 18, 2025.

March 2024 Public Offering and Private Placement Transactions

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

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

transactions, the Company issued the Representative certain warrants to purchase up to 18,293 shares of common stock. Such warrants are exercisable at an exercise price of $8.125 per share, in whole or in part, during the four and one-half year period that commenced 180 days after March 15, 2024.

Equity Incentive Plans

The Company’s 2021 Equity Incentive Plan (the “2021 Plan”) is designed and utilized to enable the Company to provide its employees, officers, directors, consultants, and others whose past, present, and/or potential contributions to the Company have been, are, or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company. Originally, a total of 400,000 shares of common stock were eligible for issuance under the 2021 Plan; during the Current Year, the Company’s stockholders approved amendment to the 2021 Plan that increased the number of shares authorized from 400,000 to 1,150,000.

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

Stock-Based Compensation

Total expense recognized for all forms of stock-based compensation was approximately $0.76 million and $0.47 million in the Current Year and Prior Year, respectively.

Of the Current Year expense amount, approximately $0.57 million related to employees and approximately $0.19 million related to directors; all of this expense was recorded as a direct operating cost in the accompanying statement of operations. Of the Prior Year expense amount, approximately $0.23 million related to employees and approximately $0.24 million related to directors and consultants; all of this expense was recorded as a direct operating cost in the accompanying statement of operations.

Stock Options

Options granted under the Company’s equity incentive plans expire at various times – generally either five or ten years from the date of grant, depending on the particular grant.

A summary of the Company’s stock option activity for the Current Year is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding at January 1, 2025	472,392	$19.01	3.65	$—
Granted	551,201	1.13
Exercised	—	—
Expired/Forfeited	(45,898)	24.22
Outstanding at December 31, 2025, and expected to vest	977,695	$8.69	3.98	$—
Exercisable at December 31, 2025	197,494	$9.23	4.14	$—

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Current Year stock option grants were as follows:

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

On December 3, 2025, the Company granted options to purchase an aggregate of 113,500 shares to non-management directors. These options were fully vested and exercisable upon issuance, and have an exercise price of $0.94 per share.

On December 3, 2025, the Company granted options to purchase an aggregate of 340,201 shares of common stock to certain members of executive management: 250,674 to Robert W. D’Loren, the Company’s Chief Executive Officer, 53,716 to James F. Haran, the Company’s Chief Financial Officer, and 35,811 to Seth Burroughs, Executive Vice President of Business Development and Treasury. The exercise price is $0.94 per share, and the vesting of such options is dependent upon the Company’s common stock achieving certain stock trading prices: 97,500 shall vest if the stock price is equal to or greater than $3.00 per share, 81,500 shall vest if the stock price is equal to or greater than $5.00 per share, 67,000 shall vest if the stock price is equal to or greater than $7.00 per share, 54,200 shall vest if the stock price is equal to or greater than $9.00 per share, and 40,001 shall vest if the stock price is equal to or greater than $11.00 per share.

Prior Year stock option grants were as follows:

On April 3, 2024, the Company granted options to purchase an aggregate of 10,000 shares of common stock to non-management directors. The exercise price of the options is $8.50 per share, and 50% of the options vest on each of April 3, 2025 and April 3, 2026.

Of the total stock options outstanding at December 31, 2025, the vesting of 770,201 options is contingent upon certain performance-based or market-based criteria:

●	the vesting of 340,201 options granted to members of executive management in December 2025 (as described above) is contingent upon the Company’s common stock achieving certain target prices;
●	the vesting of 350,000 options granted to members of executive management in February 2019 is contingent upon the Company’s common stock achieving certain target prices ranging from $30.00 per share to $110.00 per share, such that 100,000 shall vest at $30.00, 85,000 shall vest at $50.00, 70,000 shall vest at $70.00, 55,000 shall vest at $90.00, and 40,000 shall vest at $110.00;
●	the vesting of 20,000 options is contingent upon the achievement of certain revenue targets related to certain brands; and

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

●	the vesting of 60,000 options is contingent upon the Company’s common stock achieving certain target prices or the Company achieving certain financial performance targets.

None of these performance-based or market-based stock options have vested.

The fair values of options granted in the Current Year and Prior Year were estimated at the respective dates of grant using a Black-Scholes option pricing model or (for options with market-based vesting criteria) a binomial lattice model, with the following range of assumptions as applicable:

	Year Ended December 31,
	2025	2024
Expected Volatility	41 – 100%	78%
Expected Dividend Yield	—%	—%
Expected Life (Term, in years)	1.5 – 5	3.25
Risk-Free Interest Rate	3.50 – 4.05%	4.46%

Compensation expense related to stock options for the Current Year and Prior Year was approximately $0.14 million and $0.08 million, respectively. Total unrecognized compensation expense related to unvested stock options (excluding stock options with performance-based vesting) at December 31, 2025 amounts to approximately $0.16 million and is expected to be recognized over a weighted average period of 4.65 years.

The following table summarizes the Company’s stock option activity for non-vested options for the Current Year:

		Weighted
		Average
	Number of	Grant Date
	Options	Fair Value
Balance at January 1, 2025	375,000	$0.24
Granted	551,201	0.57
Vested	(146,000)	1.09
Forfeited or Canceled	—	—
Balance at December 31, 2025	780,201	$0.31

Stock Awards

A summary of the Company’s restricted stock activity for the Current Year is as follows:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2025	35,333	$34.80
Granted	291,756	1.36
Vested	(230,672)	1.31
Expired/Forfeited	—	—
Outstanding at December 31, 2025	96,417	$13.73

Current Year stock award grants were as follows:

On May 28, 2025, the Company issued an aggregate of 4,000 shares of common stock to non-management directors, of which 50% vests on each of April 1, 2026 and April 1, 2027.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

On May 28, 2025, the Company issued an aggregate of 17,500 shares of common stock to Messrs. D’Loren, DiSanto, and Burroughs, which vested on November 1, 2025.

On November 20, 2025, the Company issued 63,674 shares of common stock to an employee, which vested immediately.

On December 3, 2025, the Company issued an aggregate of 39,584 shares of common stock to non-management directors, which shall vest on March 31, 2026.

On December 3, 2025, the Company issued 25,000 and 20,000 shares of common stock to Messrs. D’Loren and DiSanto, respectively, which vested immediately.

Further, in accordance with the amended employment agreements with each of Mr. D’Loren and Mr. Burroughs, effective July 16, 2024, and through December 31, 2025 and August 31, 2025, respectively, the Company paid 40% of each such executive officer’s base salary via the issuance of shares of the Company’s common stock, generally issued on the last day of each month. Each of Mr. D’Loren and Mr. Burroughs were permitted to pay the withholding tax through the exchange of a portion of the shares. Under the terms of these amended agreements, the Company issued an aggregate of 121,998 shares of common stock (net of shares exchanged for withholding taxes) to these executives for the Current Year, which vested immediately.

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

Also, under the terms of the aforementioned amended employment agreements with Messrs. D’Loren and Burroughs, the Company issued an aggregate of 17,502 shares of common stock (net of shares exchanged for withholding taxes) to these executives for the Prior Year, which vested immediately.

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

Total compensation expense related to stock awards for the Current Year and Prior Year (inclusive of the amounts detailed above) was approximately $0.62 million and $0.39 million, respectively. Total unrecognized compensation expense related to unvested restricted stock grants at December 31, 2025 amounts to $0.39 million and is expected to be recognized over a weighted average period of 0.43 years.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

The following table provides information with respect to restricted stock purchased and retired by the Company during the Current Year and Prior Year, all of which were exchanged from employees in connection with the income tax withholding obligations on behalf of such employees from the receipt of stock awards:

			Number of
			Shares
			Purchased as
			Part of
	Total Number	Actual	Publicly	Fair value of
	of Shares	Price Paid	Announced	Re-Purchased
Date	Purchased	per Share	Plan	Shares
January 31, 2025	5,104	$4.23	—	$21,590
February 28, 2025	7,628	2.83	—	21,587
March 31, 2025	7,654	2.82	—	21,584
April 30, 2025	8,297	2.38	—	19,746
May 30, 2025	8,403	2.35	—	19,746
June 30, 2025	10,909	1.81	—	19,746
August 15, 2025	17,973	1.08	—	19,411
August 29, 2025	13,865	1.40	—	19,411
September 30, 2025	7,774	1.76	—	13,683
October 31, 2025	10,859	1.26	—	13,683
December 3, 2025	14,556	0.94	—	13,683
Total 2025	113,022	$1.80	—	$203,870

July 31, 2024	1,344	$7.20	—	$9,680
August 31, 2024	2,760	7.03	—	19,411
September 30, 2024	2,594	7.48	—	19,411
October 31, 2024	2,458	7.89	—	19,411
November 31, 2024	2,824	6.87	—	19,411
December 31, 2024	3,768	5.15	—	19,411
Total 2024	15,748	$6.78	—	$106,735

Restricted Stock Units

There were no restricted stock units outstanding as of December 31, 2025 and 2024, and no restricted stock units have been issued since the inception of the 2021 Plan.

Shares Reserved for Issuance

At December 31, 2025, there were 4,320,907 shares of common stock reserved for issuance, including 381,494 shares reserved pursuant to unexercised stock options previously granted under the 2011 Plan, 596,201 shares reserved pursuant to unexercised stock options granted under the 2021 Plan, and 191,003 shares available for issuance (future award grants) under the 2021 Plan. Also included in the aforementioned total shares reserved for issuance were 3,152,209 shares reserved pursuant to unexercised warrants issued through various corporate transactions, as described further below.

Warrants

Warrants granted by the Company expire at various times – generally either five or ten years from the date of grant, depending on the particular grant.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

A summary of the Company’s warrant activity for the Current Year is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	(in Years)	Value
Outstanding and exercisable at January 1, 2025	263,957	$9.73	8.96	$—
Issued	2,894,000	5.51
Amended	(5,748)	4.38
Exercised	—	—
Expired/Forfeited	—	—
Outstanding at December 31, 2025	3,152,209	$5.70	4.47	$—
Exercisable at December 31, 2025	2,971,418	$5.52	4.36	$—

Warrants issued during the Current Year include the following:

In connection with the April 21, 2025 refinancing of the Company’s term loan debt (see Note 6), the Company issued warrants to purchase an aggregate of 1,107,455 shares of the common stock to UTG and warrants to purchase 30,000 shares of common stock to Restore Capital (EQ-W), LLC. The warrants issued to UTG are exercisable for a period of seven years from the date of issuance at the following exercise prices: 131,100 shares at $6.60 per share, and 195,271 shares at each of $7.50, $10.00, $12.50, $15.00, and $17.50 per share. The warrants issued to Restore Capital (EQ-W), LLC are exercisable for a period of seven years from the date of issuance at an exercise price of $6.67 per share.

Also in connection with the April 21, 2025 refinancing, the Company and certain holders amended certain warrants that had been previously issued on December 12, 2024: (i) the exercise price of previously outstanding warrants to purchase 107,333 shares of common stock was reduced from $6.315 per share to $2.2477 per share, and (ii) the number of shares issuable under previously outstanding warrants to purchase an aggregate of 22,998 shares of common stock was reduced to 17,250 shares of common stock, and the exercise price of such warrants was reduced from $6.315 per share to $3.00 per share. These amendments resulted in a net reduction of 5,748 in the total warrants outstanding.

In connection with the August 2025 public offering and private placement transactions (the details of which are disclosed above), the Company issued the placement agent certain warrants to purchase up to 80,791 shares of common stock.

Finally, in connection with the December 2025 private investment in public equity transaction (the details of which are disclosed above), the Company issued warrants to purchase an aggregate of up to 1,675,754 shares of common stock, including 835,023 investor warrants, 773,929 pre-funded warrants, and 66,802 placement agent warrants.

Warrants issued during the Prior Year included (i) warrants to purchase up to 18,293 shares of common stock issued in connection with the March 19, 2024 Offering (see “2024 Public Offering and Private Placement Transactions” discussed above) and (ii) warrants to purchase up to 145,664 shares of common stock issued in connection with the December 12, 2024 debt refinancing transaction (see Note 6).

There was no compensation expense recognized related to the aforementioned warrants in the Current Year or Prior Year.

In connection with the entrance into the Halston Master License in 2023 (see Note 5), the Company issued to G-III a ten-year warrant to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $15.00 per share, which vests based upon certain annual royalty targets being satisfied under the license agreement. The fair value of this warrant is being recognized as a reduction of revenue over the term of the related license agreement, with an offsetting increase to stockholders’ equity as additional paid-in capital. The amount of contra-revenue recognized related to this

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

warrant during the Current Year and Prior Year was approximately $0.04 million in each period. As of December 31, 2025, no portion of this warrant had vested.

Dividends

The Company has not paid any dividends to date.

8. Earnings (Loss) Per Share

The following table is a reconciliation of the numerator and denominator of the basic and diluted net loss per share computations for the years ended December 31, 2025 and 2024:

	Year Ended
	December 31,
	2025	2024
Numerator:
Net loss attributable to Xcel Brands, Inc. stockholders (in thousands)	$(17,461)	$(22,395)

Denominator:
Basic weighted average number of shares outstanding	3,435,816	2,275,332
Add: Effect of warrants	—	—
Add: Effect of stock options	—	—
Diluted weighted average number of shares outstanding	3,435,816	2,275,332

Basic net income (loss) per share	$(5.08)	$(9.84)
Diluted net income (loss) per share	$(5.08)	$(9.84)

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

The computation of basic and diluted loss per share excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Year Ended
	December 31,
	2025	2024
Stock options	977,695	472,392
Warrants	3,152,209	263,957
Total	4,129,904	736,349

9.   Commitments and Contingencies

Leases

The Company is party to operating leases for real estate, and for certain equipment and storage space with a term of 12 months or less. The Company is currently not a party to any finance leases. As of December 31, 2025, the Company’s real estate leases have a weighted-average remaining lease term of approximately 3.97 years, and the lease liabilities are measured using a weighted-average discount rate of 8.13%.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

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

On January 26, 2024, the Company (as sublessor) entered into an agreement for the sublease of the offices located at 1333 Broadway to a third-party subtenant through October 30, 2027. The average annual fixed rent over the term of the sublease is approximately $0.8 million per year. As a result of entering into the sublease, the Company recognized non-cash impairment charges of approximately $3.1 million during the Prior Year related to the right-of-use asset. Also in connection with entering into the sublease, the Company recognized a non-cash impairment charge of approximately $0.4 million during the Prior Year related to leasehold improvement assets at this location.

As of December 31, 2025, this lease had a remaining lease term of approximately 1.83 years.

550 Seventh Avenue Lease

Effective February 29, 2024, the Company entered into an operating lease for new corporate offices located at 550 Seventh Avenue, 11th floor, New York, New York. This lease commenced in April 2024 and expires in April 2031. The average annual lease cost over the term of this lease is approximately $0.5 million per year.

Upon commencement of the lease during the Prior Year, the Company recognized a right-of-use asset and corresponding lease liability related to this lease of approximately $2.6 million; the discount rate used for the measurement of this right-of-use asset and lease liability was based on the Company’s incremental borrowing rate at the time of 9.60%.

As of December 31, 2025, this lease had a remaining minimum lease term of approximately 6.33 years.

Summary Lease Information

For the years ended December 31, 2025 and 2024, total lease expense included in selling, general and administrative expenses on the Company's consolidated statements of operations was approximately $0.7 million and $0.9 million, respectively, and was comprised of the following:

($ in thousands)	2025	2024
Operating lease cost	$1,129	$1,205
Short-term lease cost	43	98
Variable lease cost	225	247
Sublease income	(721)	(671)
Total lease cost	$676	$879

Cash paid in the Current Year and Prior Year for amounts included in the measurement of operating lease liabilities was approximately $1.9 million and $1.6 million, respectively. Cash received from subleasing in the Current Year and Prior Year was approximately $0.8 million and $0.5 million, respectively.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

As of December 31, 2025, the maturities of lease liabilities were as follows:

Amount
Year	(in thousands)
2026	$2,060
2027	1,841
2028	570
2029	585
2030	599
Thereafter	821
Total lease payments	6,476
Less: Discount	1,111
Present value of lease liabilities	5,365
Current portion of lease liabilities	1,687
Non-current portion of lease liabilities	$3,678

Employment Agreements

The Company has employment contracts with certain executives. The total future minimum compensation payments due under these contracts for the remainder of their current terms are $2.20 million, of which $2.01 million and $0.18 million will be paid during the years ending December 31, 2026 and 2027, respectively.

In addition, the Company’s employment contracts with certain executives contain performance-based bonus provisions, which include bonuses based on the Company achieving revenues in excess of established targets and/or on operating results.

Certain of the employment agreements contain severance and/or change in control provisions. Aggregate potential severance compensation amounted to approximately $2.71 million as of December 31, 2025.

Contingent Obligation – Lori Goldstein Earn-Out

In connection with the April 1, 2021 purchase of the Lori Goldstein trademarks, the Company had agreed to pay the seller additional cash consideration (the “Lori Goldstein Earn-Out”) of up to $12.5 million, based on royalties earned during the six calendar year period commencing in 2021. The Lori Goldstein Earn-Out was initially recorded as a liability of $6.6 million, based on the difference between the fair value of the acquired assets of the Lori Goldstein brand and the total consideration paid, in accordance with the guidance in ASC Subtopic 805-50. Through January 1, 2024, the Company paid $0.2 million to the seller, and as of January 1, 2024, the remaining balance of the contingent obligation was $6.4 million, of which approximately $1.03 million had been earned and was payable to the seller.

During the year ended December 31, 2024, the Company paid approximately $0.3 million of the $1.0 million earned to the seller. However, as a result of the June 30, 2024 divestiture of the Lori Goldstein brand (as described in Note 3), the seller waived their rights with respect to the Lori Goldstein Earn-Out amounts that had been previously earned and had not yet been paid, and terminated their rights to any future payments under the Lori Goldstein Earn-Out. As a result, the Company de-recognized approximately $1.03 million of accrued Lori Goldstein Earn-Out payments and the remaining balance of approximately $5.05 million of contingent obligations recorded on the Company’s balance sheet. As of December 31, 2024, there were no liability amounts remaining on the Company’s consolidated balance sheet related to the Lori Goldstein Earn-Out.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

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

During the Prior Year, management concluded that, based on current trends in and projections of IM Topco’s royalty revenues as well as the Company’s decision to not make the remaining royalty payments to IM Topco, it was virtually certain that the Company would be required to make such transfer of equity interests to WHP in 2025. As such, the Company estimated and recorded a contingent obligation of $4.21 million in the accompanying consolidated balance sheets, and recognized a corresponding non-cash charge in the consolidated statements of operations for the Prior Year.

During the Current Year, the Company adjusted the carrying value of the contingent obligation to its estimated fair value of $3.97 million, and recognized a $(0.24) million credit in the consolidated statements of operations. On and effective April 15, 2025, such equity interests were transferred to WHP in full satisfaction and settlement of this contractual obligation, and the previously recorded liability was de-recognized by reducing the value of the asset for the investment in IM Topco.

Legal Proceedings

From time to time, the Company becomes involved in legal claims and litigation in the ordinary course of business. The Company routinely assesses all its litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.

In the opinion of management, based on consultations with legal counsel, the disposition of litigation pending against the Company as of December 31, 2025 is unlikely to have, individually or in the aggregate, a materially adverse effect on the Company’s business, financial position, results of operations, or cash flows.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

10.   Income Taxes

The provision for income taxes in the consolidated statements of operations consists of the following:

	Years Ended December 31,
($ in thousands)	2025	2024
Current:
Federal	$(52)	$21
State and local	127	199
Total current	75	220

Deferred:
Federal	—	—
State and local	—	—
Total deferred	—	—

Total provision	$75	$220

The reconciliation of the federal statutory income tax rate to the Company’s effective tax rate reflected in the income tax provision shown in the consolidated statements of operations is as follows:

	Years Ended December 31,
	2025		2024
	Amount	Percent	Percent

U.S. Federal Statutory Tax Rate	$(3,651)	21.00%	21.00%
State and Local Income Taxes, Net of Federal Income Tax Effect	(1,302)	7.49	7.34
Changes in Valuation Allowances	5,049	(29.04)	(28.60)
Nontaxable or Nondeductible Items
Stock compensation	—	—	(0.02)
Life insurance	11	(0.06)	(0.10)
Other Adjustments
Federal true-ups	(32)	0.18	(0.61)
Effective Tax Rate	$75	(0.43)%	(0.99)%

In the table presented above, taxes related to the state and city of New York made up the majority (greater than 50%) of the tax effect in the “State and local rate, net of federal tax benefit” category.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

The significant components of net deferred tax assets (liabilities) of the Company consist of the following:

	December 31,
($ in thousands)	2025	2024
Deferred tax assets
Federal, state and local net operating loss carryforwards	$17,115	$12,847
Stock-based compensation	638	594
Accrued compensation and other accrued expenses	742	958
Allowance for doubtful accounts	9	—
Charitable contribution carryover	2	1
Property and equipment	257	273
Interest expense	842	176
Total deferred tax assets	19,605	14,849
Valuation allowance	(17,930)	(12,881)
Total deferred tax assets, net of valuation allowance	1,675	1,968

Deferred tax liabilities
Basis difference arising from intangible assets of acquisition	(1,675)	(1,968)
Total deferred tax liabilities	(1,675)	(1,968)

Net deferred tax assets	$—	$—

In assessing the realizability of deferred tax assets, including the net operating loss carryforwards (NOLs), the Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize its existing deferred tax assets. Based on its assessment, the Company has provided a full valuation allowance against its net deferred tax assets as their future utilization remains uncertain at this time.

As of December 31, 2025 and 2024, the Company had approximately $59.1 million and $44.4 million, respectively, of federal net operating loss carryforwards ("NOLs") available to offset future taxable income. The federal NOL as of December 31, 2017 of $0.3 million has an expiration period through 2037. The federal NOLs generated during tax years beginning after December 31, 2017 of $58.8 million have an indefinite life and do not expire. The Company has approximately $72.7 million and $54.1 million of state NOLs as of December 31, 2025 and December 31, 2024, respectively. The state NOLs expire at various times between 2035 and 2045.

As of December 31, 2025 and 2024, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its consolidated financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its consolidated financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

11.   Related Party Transactions

IM Topco, LLC

As described in Note 3, the Company held a noncontrolling interest in IM Topco through October 1, 2025.

Services Agreement

The Company was party to a services agreement with IM Topco that had been originally effective May 31 2022 and subsequently amended from time to time, pursuant to which the Company agreed to provide certain design and support services (including assistance with the operations of the interactive television business and related talent support) to IM

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Topco in exchange for a service fee. In April 2024, the services agreement was amended to set the service fees at $150,000 per year.

In accordance with the terms of this services agreement, the Company recognized service fee income of $112,500 and $150,000 for the years ended December 31, 2025 and 2024, respectively.

License Agreement

The Company was previously party to a license agreement with IM Topco, pursuant to which IM Topco granted the Company a license to use certain Isaac Mizrahi trademarks related to women’s sportswear products in exchange for the payment of royalties to IM Topco. This license agreement was later terminated in favor of a new similar license agreement between IM Topco and an unrelated third party; however, as part of such termination, Xcel had provided a guarantee to IM Topco for the payment of any difference between (i) the royalties received by IM Topco under the new agreement and (ii) the amount of royalties that IM Topco would have received under the original license agreement with Xcel. For both the Current Year and Prior Year, royalties received by IM Topco from the third-party agreement were expected to exceed the guaranteed royalties that IM Topco would have received under the original license agreement with Xcel, and thus no royalty expense for any shortfall was recognized for either such period.

Additionally, pursuant to the terms of a 2023 amendment to the May 2022 membership purchase agreement, Xcel had agreed to make additional royalty payments to IM Topco totaling $450,000, of which $75,000 was paid during the year ended December 31, 2023, and $237,500 was paid during the year ended December 31, 2024. No payments of these additional royalties were made during the year ended December 31, 2025.

Effective September 26, 2025, pursuant to the terms of a settlement agreement entered into with IM Topco and WHP (see Note 3 for additional details), the Company was released from any current or future liability related to the aforementioned guarantee to IM Topco and the aforementioned additional royalty payments.

Equity Offerings

August 2025 Public Offering and Private Placement Transactions – In connection with the public offering which closed on August 4, 2025 (see Note 7 for additional details), Robert W. D’Loren, Chairman and Chief Executive Officer of the Company, and Mark DiSanto, a director of the Company, purchased 124,200 and 91,800 shares of common stock, respectively, at $1.10 per share, the same price at which the shares were sold to other purchasers in the public offering. Also, in connection with this public offering, on August 1, 2025, the Company entered into subscription agreements with each of Mr. D’Loren and Mr. DiSanto to purchase 82,159 and 60,883 shares of common stock, respectively, at a price of $1.38 per share; the purchase of such shares closed concurrently with the public offering.

December 2025 Private Investment in Public Equity Transaction – In connection with the private placement transaction which closed on December 18, 2025 (see Note 7 for additional details), Mr. D’Loren purchased 81,466 shares of common stock and 40,733 warrants for a total purchase price of $100,000.

March 2024 Public Offering and Private Placement Transactions – In connection with the public offering which closed on March 19, 2024 (see Note 7 for additional details), Mr. D’Loren, Mr. DiSanto, and Seth Burroughs, Executive Vice President of Business Development and Treasury of the Company, purchased 14,625, 14,625, and 3,250 shares of common stock, respectively, at $6.50 per share, the same price at which the shares were sold to other purchasers in the public offering. Also, in connection with this public offering, on March 14, 2024, the Company entered into subscription

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

agreements with each of Messrs. D’Loren, DiSanto, and Burroughs to purchase 13,258, 13,258, and 2,946 shares, respectively, at a price of $9.80 per share, the purchase of which closed concurrently with the public offering.

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

In connection with the April 2025 refinancing of the Company’s term loan debt (see Note 6 for additional details), IPX’s participation in Term Loan B was repaid and IPX purchased a $500,000 undivided, last-out, subordinated participation interest in Term Loan A.

Guarantee

Since October 2024, in connection with a required increase to a standby letter of credit associated with the Company’s real estate lease for offices located at 1333 Broadway (see Note 9), Mr. D’Loren has provided a personal guarantee to the financial institution providing such letter of credit, in order to satisfy a portion of the associated collateral requirements for the letter of credit.

12.Subsequent Events

Shares Issued to Chief Executive Officer

In accordance with the terms of the amended employment agreement with Mr. D’Loren (see Note 7 for details), the Company issued the following shares of common stock to Mr. D’Loren: 13,058 shares of common stock on January 2, 2026, 9,771 shares of common stock on February 2, 2026, and 9,906 shares of common stock on February 27, 2026.

Executive Stock Option Cancellation

Effective January 21, 2026, certain stock options originally issued in 2019 to Messrs D’Loren, Haran, and Burroughs to purchase an aggregate of 350,000 shares of common stock, were cancelled through mutual agreement between the Company and the respective executives. None of these options had vested, and no compensation was paid to the executives in exchange for such cancellation.

January 2026 Equity Line Facility

On January 21, 2026, the Company entered into a common stock purchase agreement with White Lion Capital, LLC (“White Lion”), pursuant to which White Lion has committed to purchase up to $15.0 million of the Company’s common stock. Under the terms and conditions of this agreement, the Company has the right, but not the obligation, to sell to White Lion, and White Lion is obligated to purchase, up to $15.0 million of the Company’s common stock. The actual amount and timing of any sales of Common Stock will be determined by the Company at its discretion.

The aggregate number of shares that the Company can sell White Lion under this agreement is limited to and may not exceed 1,178,173 shares (subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split, or other similar transaction), which is equal to 19.99% of the total shares of the Company’s common stock outstanding immediately prior to the execution of the agreement, unless (i) the Company obtains stockholder

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

approval to issue additional shares in excess of this amount, or (ii) the average price paid for all shares of Common Stock issued under the agreement equals or exceeds certain levels as specified in the agreement.

In consideration for White Lion’s execution and entry into such arrangement, the Company agreed to issue White Lion $37,500 worth of common stock, with the number of shares issued determined based on the closing price of the Company’s stock on the business day immediately preceding the day on which the related registration statement is declared effective by the SEC. Additionally, pursuant to the terms of an advisory agreement between the Company and Maxim Group LLC, the Company agreed to pay Maxim Group LLC a cash fee equal to 4.0% of the gross proceeds received from any sales of securities to White Lion under this arrangement.

Debt Amendments and Refinancing

On February 20, 2026 and March 20, 2026, the Company entered into the fifth and sixth amendments to the loan and security agreement with the term loan debt lenders and FEAC Agent, LLC. Pursuant to such amendments, (i) the Company prepaid $500,000 on Term Loan A (paid from the Blocked Account, as defined in the loan and security agreement) in connection with the fifth amendment and irrevocably authorized FAEC Agent, LLC, as the administrative agent to transfer up to $500,000 (the “Sixth Amendment Cash Collateral”) from the Blocked Account to an account maintained by the Administrative Agent to be held as cash collateral securing the Obligations (as defined in the loan and security agreement); (ii) the Company irrevocably authorized the administrative agent to: (a) apply all or any portion of the Sixth Amendment Cash Collateral to repay the Term Loan A, or (b) return all or any portion of the Sixth Amendment Cash Collateral to the Company, in each case at the lenders’ sole discretion; (iii) the liquid asset covenant requirement was reduced to: (a) at all times prior to the repayment in full of the First Out Obligations (as defined in the loan and security agreement), $500,000 minus that amount of Sixth Amendment Cash Collateral used to repay Term Loan A, and (b) at all times after the repayment in full of the First Out Obligations, $0; and (iv) the transaction closing date was extended to March 24, 2026.

On April 13, 2026, the Company entered into the seventh amendment to the loan and security agreement with the term loan debt lenders and FEAC Agent, LLC, which provided for, among other things: the ability of the Company to consummate the issuance of certain senior secured notes (as described below); the ability for IPX to convert its $500,000 Term Loan A to common shares of the Company at the price per share equal to $1.435, subject to adjustment; modifications to certain payment terms; modifications to certain financial covenants; modifications to certain financial reporting requirements; and the amendment of the FEAC Agent, LLC’s role to include certain limitations. In connection with the seventh amendment, FEAC Agent LLC’s affiliated lenders entered into agreements whereby a $500,000 portion of Term Loan A was sold and assigned to IPX, and the entirety of Term Loan B was sold and assigned to UTG. Additionally, the Company was relieved of its obligation to pay the remaining $325,000 amendment fee as specified in the fourth amendment.

Also on April 13, 2026, the Company entered into certain agreements with Smithline Family Trust II (“SFT”), Quick Capital, LLC (“Quick”), and IPX (collectively, the “Purchasers”), pursuant to which the Company issued and sold to the Purchasers 12.5% Senior Secured Notes due April 13, 2027 in the original principal amount of $3,005,780 (the “Secured Notes”) and 100,579 shares of the Company’s common stock. The Secured Notes were issued with an original issue discount, such that the cash proceeds received by the Company were $2,600,000. The Company is required to make $100,000 monthly payments on the Secured Notes commencing October 13, 2026, with the balance due at maturity. The Company’s obligations under the Secured Notes are guaranteed by certain direct and indirect subsidiaries of the Company pursuant to a subsidiary guarantee, and are secured by the assets of the Company and the subsidiary guarantors pursuant to a security agreement.

At any time after the occurrence of an event of default under the Secured Notes and for so long as such event of default is continuing, the Secured Notes are convertible into shares of common stock of the Company (i) initially at a fixed conversion price equal to $1.165 per share and (ii) after May 17, 2026, at a price equal to the lesser of (a) 85% multiplied by the lowest volume weighted average price of the common stock during the 10-trading day period prior to conversion and (b) $1.165.  In addition, to the extent that Company is listed on the Nasdaq Capital Market, the aggregate number of

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

shares of common stock issuable to the Purchasers and any subsequent holder of the Secured Note shall not exceed 19.9% of the total number of shares of common stock outstanding or of the voting power of the common stock as of April 13, 2026 less the shares issued pursuant to the securities purchase agreement unless the Company has obtained stockholder approval in compliance with Nasdaq Listing Rule 5635(d) to authorize the issuance of shares of common stock in connection with the conversion or exchange of all Secured Notes.

The Company granted the Purchasers certain piggyback registration rights with respect to the shares of common stock issuable upon conversion of the Secured Notes.

Fees incurred in connection with the transactions described above were approximately $0.1 million.

As part of the transactions described above, IPX purchased $57,803 original principal amount of the Secured Notes and purchased 1,742 shares of common stock, on the same terms as the other Purchasers, except that the shares of common stock purchased by IPX were priced at current market value.

The net proceeds received from the April 13, 2026 issuance of the Secured Notes and shares as described above were used to repay $2.25 million of the Term Loan A debt, and an additional $1 million of the Term Loan A debt was paid with the Company’s restricted cash. As such, following the funding and completion of the transactions described above, the Company’s debt obligations will be as follows: (1) Senior Secured Notes in the principal amount of $2.6 million, with payments commencing October 13, 2026 and a maturity date of April 13, 2027, (2) Term Loan A in the principal amount of $0.5 million, payable on the maturity date of September 20, 2027, and (3) Term Loan B in the amount of $9.9 million, payable on the maturity date of December 12, 2028.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a 15(f) and 15d 15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive and principal accounting officers to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

NAME	AGE	POSITION
Robert W. D’Loren	68	Chairman of the Board of Directors and Chief Executive Officer and President
James F. Haran	65	Chief Financial Officer and Assistant Secretary, and Principal Financial and Accounting Officer
Seth Burroughs	46	Executive Vice President of Business Development and Treasury and Secretary
Mark DiSanto	64	Director
James Fielding	61	Director
Howard Liebman	83	Director
Deborah Weinswig	55	Director

Below are the biographies of each of our officers and directors as of December 31, 2025.

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

None of these option shares had vested as of December 31, 2025, and subsequently, effective January 21, 2026, such option was cancelled through mutual agreement between the Company and Mr. D’Loren.

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

None of these option shares had vested as of December 31, 2025, and subsequently, effective January 21, 2026, such option was cancelled through mutual agreement between the Company and Mr. Haran.

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

None of these option shares had vested as of December 31, 2025, and subsequently, effective January 21, 2026, such option was cancelled through mutual agreement between the Company and Mr. Burroughs.

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

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, based solely on a review of Forms 3 and 4 and any amendments thereto furnished to our Company pursuant to Rule 16a‑3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, all Section 16(a) filing requirements applicable to our officers, directors, and beneficial owners of more than 10% of our equity securities were timely filed, except that Deborah Weinswig, Robert D’Loren, and Seth Burroughs each filed a late Form on one occasion.

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

Item 11.   Executive Compensation

The following table sets forth information regarding all cash and non-cash compensation earned, during the years ended December 31, 2025 and 2024, by our principal executive officer and our two other most highly compensated executive officers, which we refer to collectively as the named executive officers, for services in all capacities to the Company:

Summary Compensation Table

					Stock	Option
			Salary	Bonus	Awards	Awards	All Other
Name	Title	Year	(1), (2), (3)	(4)	(5)	(6)	Compensation	Total
Robert W. D’Loren	CEO and Chairman	2025	$888,500	$—	$46,531	$121,497	$24,283	$1,080,811
		2024	$888,500	$33,382	$—	$—	$14,374	$936,256

James F. Haran	CFO	2025	$366,000	$—	$—	$22,864	$1,154	$390,018
		2024	$366,000	$—	$—	$—	$769	$366,769

Seth Burroughs	EVP - Business	2025	$277,067	$—	$6,580	$19,471	$44	$303,162
	Development	2024	$340,600	$—	$—	$—	$—	$340,600
	and Treasury

(1)	In accordance with the July 30, 2024 amendment of the employment agreements with Robert W. D’Loren’s and Seth Burroughs (see “Employment Agreements with Executives” in Item 10), commencing July 16, 2024, and through December 31, 2025 and August 31, 2025, respectively, 40% of each of Mr. D’Loren’s and Mr. Burrough’s salary was paid in shares of the Company’s common stock rather than in cash.

Salary compensation paid to Mr. D’Loren in stock in 2024 was $162,892, which amounted to 24,037 shares on a gross basis (12,933 shares issued on a net basis, after the exchange of shares for withholding taxes). Salary compensation paid to Mr. D’Loren in stock in 2025 was $325,783, which amounted to 189,801 shares on a gross basis (101,005 shares issued on a net basis, after the exchange of shares for withholding taxes).

Salary compensation paid to Mr. Burroughs in stock in 2024 was $62,443, which amounted to 9,213 shares on a gross basis (4,569 shares issued on a net basis, after the exchange of shares for withholding taxes). Salary compensation paid to Mr. Burroughs in stock in 2025 was $90,827, which amounted to 45,219 shares on a gross basis (20,993 shares on a net basis, after the exchange of shares for withholding taxes).

(2)	Mr. D’Loren’s salary amount for 2024 includes the amount of a voluntary temporary deferral of salary of $125,000, which was earned by Mr. D’Loren and accrued at December 31, 2024 and was paid to Mr. D’Loren in 2025. Mr. D’Loren’s salary amount for 2025 includes $29,617 of compensation which was accrued but not paid at December 31, 2025, and was paid in stock in 2026.
(3)	Effective September 1, 2025, Mr. Burroughs’ salary was reduced to $150,000.
(4)	Bonuses include amounts paid in accordance with the executives’ respective employment agreements (see “Employment Agreements with Executives” in Item 10).

(5)	Mr. D’Loren was granted 8,750 and 25,000 shares of restricted stock on May 28, 2025 and December 3, 2025, respectively, all of which vested immediately. Mr. Burroughs was granted 2,500 shares of restricted stock on May 28, 2025, all of which vested immediately.
(6)	On May 28, 2025, the Company granted Messrs. D’Loren and Burroughs options to purchase 8,750 and 2,500 shares of common stock, respectively. The exercise price of the options is $2.6321 per share, and the options vested immediately upon grant.

On December 3, 2025, the Company granted options to purchase an aggregate of 340,201 shares of common stock to certain members of executive management: 250,674 to Mr. D’Loren, 53,716 to Mr. Haran, and 35,811 to Mr. Burroughs. The exercise price of the options is $0.94 per share, and the vesting of such options is dependent upon the Company’s common stock achieving certain specified stock trading prices.

Outstanding Equity Awards as of December 31, 2025

		Options and Warrant Awards						Stock Awards
		Number of	Number of
		Securities	Securities						Market
		Underlying	Underlying					Number of	Value of
		Unexercised	Unexercised			Option or		Shares of	Shares of
		Options &	Options &			Warrant		Stock that	Stock that
		Warrants,	Warrants,		Exercise	Expiration		Have Not	Have Not
Name	Title	Exercisable	Unexercisable		Price	Date		Vested	Vested
Robert W. D’Loren	CEO, Chairman	—	257,895	(1)	$17.20	2/28/2029	(2)	—	$—
		—	250,674	(1)	$0.94	12/3/2030		—	$—

James F. Haran	CFO	—	55,263	(1)	$17.20	2/28/2029	(2)	—	$—
		—	53,716	(1)	$0.94	12/3/2030		—	$—

Seth Burroughs	EVP - Bus. Development	—	36,842	(1)	$17.20	2/28/2029	(2)	—	$—
	& Treasury	—	35,811	(1)	$0.94	12/3/2030		—	$—
(1)	These options shall become exercisable based upon the Company’s common stock achieving specified target prices.
(2)	Effective January 21, 2026, these stock options were cancelled through mutual agreement between the Company and the respective executives. None of these options had vested, and no compensation was paid to the executives in exchange for such cancellation.

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

The following table sets forth information with respect to each non-employee director’s compensation for the year ended December 31, 2025. The dollar amounts shown for Stock Awards represent the grant date fair value of the restricted stock awards or stock options granted during the fiscal year calculated in accordance with ASC Topic 718.

	Fees Earned
	or Paid	Stock	Option
Name	in Cash	Awards	Awards	Total
Mark DiSanto (1) (2)	$9,000	$52,140	$32,209	$93,349
Howard Liebman (1) (2)	$26,000	$13,552	$21,640	$61,192
Deborah Weinswig (1) (2)	$9,000	$9,024	$13,571	$31,595
James Fielding (1) (2)	$6,000	$8,272	$12,227	$26,499

(1)	On May 28, 2025, each non-employee director was granted options to purchase 2,500 shares of common stock, for an aggregate of 10,000 options. The exercise price of the options is $2.6321 per share; 50% of the options vested on May 28, 2025 and the remaining 50% will vest on May 1, 2026. Also on May 28, 2025, Mr. DiSanto was granted additional options to purchase 6,250 shares of stock at an exercise price of $2.6321 per share, which vested immediately upon grant.

On December 3, 2025, the Company granted options to purchase an aggregate of 113,500 shares to non-employee directors. These options were fully vested and exercisable upon issuance, and have an exercise price of $0.94 per share.

(2)	On May 28, 2025, each non-employee director was granted 1,000 shares of restricted stock, of which 50% shall vest on each of April 1, 2026 and 2027. Also on May 28, 2025, Mr. DiSanto was granted 6,250 additional shares of restricted stock, which vested on November 1, 2025.

On December 3, 2025, the Company issued an aggregate of 39,584 shares of restricted stock to non-employee directors, which shall vest on March 31, 2026. Also on December 3, 2025, the Company issued 20,000 shares of restricted stock to Mr. DiSanto, which vested immediately.

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

The 2021 Plan provides for the grant of stock options, restricted stock, restricted stock units, performance awards, or cash awards. The stock options may be incentive stock options or non-qualified stock options. A total of 1,150,000 shares of common stock are eligible for issuance under the 2021 Plan. The 2021 Plan may be administered by the board of directors or a committee consisting of two or more members of the board of directors appointed by the board of directors.

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

Restricted stock awards give the recipient the right to receive a specified number of shares of common stock, subject to such terms, conditions and restrictions as the board or the committee, as the case may be, deems appropriate. Restrictions may include limitations on the right to transfer the stock until the expiration of a specified period of time and forfeiture of the stock upon the occurrence of certain events such as the termination of employment prior to expiration of a specified period of time. Restricted stock unit (“RSU”) awards will be settled in cash or shares of common stock, in an amount based on the fair market value of our common stock on the settlement date. The RSUs will be subject to forfeiture and restrictions on transferability as set forth in the 2021 Plan and the applicable award agreement and as may be otherwise determined by the board or the committee. There were no RSUs outstanding as of December 31, 2025.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of March 3, 2026, the number of shares of common stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each named executive officer and director of the Company, and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose of or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power. Unless otherwise indicated, the address for such person is c/o Xcel Brands, Inc., 550 Seventh Avenue, 11th Floor, New York, New York 10018.

The percentages below are calculated based on 5,913,492 shares of common stock issued and outstanding as of April 10, 2026:

	Number of
	Shares
	of Common
	Stock	Percent
	Beneficially	Beneficially
Name and Address	Owned	Owned
Named executive officers and directors:
Robert W. D’Loren (1)	1,106,083	18.50%
James F. Haran (2)	20,401	*
Seth Burroughs (3)	67,814	1.15
Howard Liebman (4)	65,644	1.10
Mark DiSanto (5)	472,341	7.92
Deborah Weinswig (6)	43,850	*
James Fielding (7)	39,750	*

All directors and executive officers as a group (7 persons) (8)	1,815,883	29.60

5% Shareholders:
UTG Capital, Inc. (9)	1,562,000	22.25
Summit Trail Advisors, LLC (10)	245,259	5.60
Potomac Capital Management Inc. (11)	477,950	8.08

*  Less than 1%.

(1)	Consists of (i) 711,282 shares of common stock held by Mr. D’Loren, (ii) 8,750 restricted shares, (iii) 64,816 immediately exercisable options and warrants held by Mr. D’Loren or by IPX Capital, LLC, a company controlled by Mr. D’Loren, (iv) 60,731 shares owned by Irrevocable Trust of Rose Dempsey (or the Irrevocable Trust) of which Mr. D’Loren and Mr. DiSanto are the trustees and as to which Mr. D’Loren has sole voting and dispositive power, (v) 167,233 shares held in the name of Isaac Mizrahi, and (vi) 93,271 shares as to which holders thereof granted to Mr. D’Loren irrevocable proxy and attorney-in-fact with respect to the shares. Certain holders or grantees have entered into agreements, pursuant to which appoint a person designated by our board of directors as their irrevocable proxy and attorney-in-fact with respect to the shares set forth in clauses (v) and (vi). Mr. D’Loren does not have any pecuniary interest in these shares described in clauses (v) and (vi) and disclaims beneficial ownership thereof. Does not include 32,667 shares held by the D’Loren Family Trust (or the Family Trust) of which Mark DiSanto is a trustee and has sole voting and dispositive power. Does not include 250,674 options that are not yet exercisable.
(2)	Consists of 20,401 shares of common stock. Does not include 53,716 options that are not yet exercisable.
(3)	Consists of (i) 62,814 shares of common stock, (ii) 2,500 restricted shares, and (iii) 2,500 immediately exercisable options. Does not include 35,811 options that are not yet exercisable.

(4)	Consists of (i) 777 shares of common stock, (ii) 19,617 restricted shares, and (iii) immediately exercisable options to purchase 45,250 shares. Does not include 3,750 options that are not yet exercisable.
(5)	Consists of (i) 20,000 shares of common stock, (ii) 22,917 restricted shares, (iii) 32,667 shares held by the D’Loren Family Trust, of which Mark DiSanto is trustee and has sole voting and dispositive power over the shares held by the D’Loren Family Trust, (iv) 337,018 shares held by Mark X. DiSanto Investment Trust, of which Mark DiSanto is trustee and has sole voting and dispositive power over the shares held by the Trust, (v) immediately exercisable options and warrants to purchase 51,500 shares, and (vi) 8,239 shares held by other trusts, of which Mark DiSanto is trustee and has sole voting and dispositive power over the shares held by the trusts. Does not include 3,750 options that are not yet exercisable.
(6)	Consists of (i) 13,600 restricted shares and (ii) immediately exercisable options to purchase 30,250 shares. Does not include 3,750 options that are not yet exercisable.
(7)	Consists of (i) 4,500 shares of common stock, (ii) 7,500 restricted shares, and (iii) immediately exercisable options to purchase 27,750 shares. Does not include 3,750 options that are not yet exercisable.
(8)	Includes (i) 1,258,429 shares of common stock, (ii) 74,884 restricted shares, (iii) 222,066 shares issuable upon exercise of options and warrants that are currently exercisable, and (iv) 260,504 other shares of common stock as to which holders thereof granted to Mr. D’Loren irrevocable proxy and attorney-in-fact with respect to the shares.
(9)	Consists of (i) 454,545 shares of common stock and (ii) immediately exercisable options to purchase 1,107,455 shares. The address for UTG Capital, Inc. is 251 Little Falls Drive, Wilmington, DE 19808.

(10)	Consists of 245,259 shares of common stock. The address for Summit Trail Advisors, LLC is 2 Grand Central Tower, 140 E 45th Street, 34th Floor, New York, NY 10017.

(11)	Consists of 477,950 shares of common stock. The address for Potomac Capital Management Inc. is 360 East 89th Street, Apt 8B, New York, NY, 10128.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

IM Topco, LLC

The Company held a noncontrolling interest in IM Topco, LLC (“IM Topco”) through October 1, 2025.

Services Agreement

The Company was party to a services agreement with IM Topco that had been originally effective May 31 2022 and subsequently amended from time to time, pursuant to which the Company agreed to provide certain design and support services (including assistance with the operations of the interactive television business and related talent support) to IM Topco in exchange for a service fee. In April 2024, the services agreement was amended to set the service fees at $150,000 per year.

In accordance with the terms of this services agreement, the Company recognized service fee income of $112,500 and $150,000 for the years ended December 31, 2025 and 2024, respectively.

License Agreement

The Company was previously party to a license agreement with IM Topco, pursuant to which IM Topco granted the Company a license to use certain Isaac Mizrahi trademarks related to women’s sportswear products in exchange for the payment of royalties to IM Topco. This license agreement was later terminated in favor of a new similar license agreement between IM Topco and an unrelated third party; however, as part of such termination, Xcel had provided a guarantee to IM Topco for the payment of any difference between (i) the royalties received by IM Topco under the new agreement and (ii) the amount of royalties that IM Topco would have received under the original license agreement with Xcel. For both the Current Year and Prior Year, royalties received by IM Topco from the third-party agreement were expected to exceed the guaranteed royalties that IM Topco would have received under the original license agreement with Xcel, and thus no royalty expense for any shortfall was recognized for either such period.

Additionally, pursuant to the terms of a 2023 amendment to the May 2022 membership purchase agreement, Xcel had agreed to make additional royalty payments to IM Topco totaling $450,000, of which $75,000 was paid during the year ended December 31, 2023, and $237,500 was paid during the year ended December 31, 2024. No payments of these additional royalties were made during the year ended December 31, 2025.

Effective September 26, 2025, pursuant to the terms of a settlement agreement entered into with IM Topco and WHP (see Note 3 for additional details), the Company was released from any current or future liability related to the aforementioned guarantee to IM Topco and the aforementioned additional royalty payments.

Equity Offerings

August 2025 Public Offering and Private Placement Transactions – In connection with a public offering which closed on August 4, 2025 (see Note 7 of the financial statements in Item 8 for additional details), Robert W. D’Loren, Chairman and Chief Executive Officer of the Company, and Mark DiSanto, a director of the Company, purchased 124,200 and 91,800 shares of the Company’s common stock, respectively, at $1.10 per share, the same price at which the shares were sold to other purchasers in the public offering. Also, in connection with this public offering, on August 1, 2025, the Company entered into subscription agreements with each of Mr. D’Loren and Mr. DiSanto to purchase 82,159 and 60,883 shares of the Company’s common stock, respectively, at a price of $1.38 per share; the purchase of such shares closed concurrently with the public offering.

December 2025 Private Investment in Public Equity Transaction – In connection with a private placement transaction which closed on December 18, 2025 (see Note 7 of the financial statements in Item 8 for additional details), Mr. D’Loren purchased 81,466 shares of the Company’s common stock and 40,733 warrants for a total purchase price of $100,000.

March 2024 Public Offering and Private Placement Transactions – In connection with a public offering which closed on March 19, 2024 (see Note 7 of the financial statements in Item 8 for additional details), Mr. D’Loren, Mr. DiSanto, and Seth Burroughs, Executive Vice President of Business Development and Treasury of the Company, purchased 14,625, 14,625, and 3,250 shares of the Company’s common stock, respectively, at $6.50 per share, the same price at which the shares were sold to other purchasers in the public offering. Also, in connection with this public offering, on March 14, 2024, the Company entered into subscription agreements with each of Messrs. D’Loren, DiSanto, and Burroughs to purchase 13,258, 13,258, and 2,946 shares, respectively, at a price of $9.80 per share, the purchase of which closed concurrently with the public offering.

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

On April 21, 2025 and in connection with the refinancing of the Company’s term loan debt (see Note 6 of the financial statements in Item 8 for additional details), IPX’s participation in Term Loan B was repaid and IPX purchased a $500,000 undivided, last-out, subordinated participation interest in Term Loan A.

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

Guarantee

Since October 2024, in connection with a required increase to a standby letter of credit associated with the Company’s real estate lease for offices located at 1333 Broadway, Mr. D’Loren has provided a personal guarantee to the financial institution providing such letter of credit, in order to satisfy a portion of the associated collateral requirements for the letter of credit.

Item 14.   Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed or to be billed for professional services rendered by our prior Independent Registered Public Accounting Firms, Marcum LLP (prior to May 27,2025) and CBIZ CPAs P.C. (for the period from May 27, 2025 through September 16, 2025), for the audit of our annual consolidated financial statements, review of our consolidated financial statements included in our quarterly reports for 2024 and the first two fiscal quarters of 2025, and other fees that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements for the six months ended June 30, 2025 and the year ended December 31, 2024 were approximately $343,000 and $418,000, respectively.

The aggregate fees billed or to be billed for professional services rendered by our current Independent Registered Public Accounting Firm, Wolf & Company, PC, for the audit of our annual consolidated financial statements, review of our consolidated financial statements included in our quarterly report for the third fiscal quarter of 2025, and other fees that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements for the year ended December 31, 2025 were approximately $284,000.

Audit-Related Fees

For the fiscal year ended December 31, 2025, fees billed by our Independent Registered Public Accounting Firms for audit-related services consisted of $150,000 for the audit of IM Topco, LLC, and approximately $157,000 for consent and comfort letter procedures related to registration filings associated with our equity offerings.

For the fiscal year ended December 31, 2024, fees billed by our Independent Registered Public Accounting Firm for audit-related services consisted of $113,000 for the audit of IM Topco, LLC, and $77,000 for consent and comfort letter procedures related to registration filings associated with our equity offerings.

Tax Fees

There were no fees billed for professional services rendered by our Independent Registered Public Accounting Firm for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2025 and 2024.

All Other Fees

There were no fees billed for non-audit services by our Independent Registered Public Accounting Firm for the fiscal years ended December 31, 2025 and 2024.

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

3.1

Amended and Restated Certificate of Incorporation of Xcel Brands, Inc. (Incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on October 24, 2017)

3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation of Xcel Brands, Inc. (Incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on March 24, 2025)

3.3	Third Restated and Amended Bylaws of Xcel Brands, Inc. (Incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on December 8, 2017)

4.1

Third Amended and Restated Equity Incentive Plan and Forms of Award Agreements (Incorporated by reference to the appropriate Exhibit to the Definitive Proxy Statement on Form DEF 14-A, which was filed with the SEC on August 15, 2016)

4.2#	2021 Equity Incentive Plan (Incorporated by reference to the appropriate Exhibit to the revised Definitive Proxy Statement on Form DEF 14-A, which was filed with the SEC on October 20, 2021)

4.3

Description of Registrant’s Securities (Incorporated by reference to the appropriate Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on April 23, 2021)

4.4

Warrant issued to G-III Apparel Group (Incorporated by reference to the appropriate Exhibit to the Annual Report on Form 10-K for the period year ended December 31, 2023, which was filed with the SEC on April 19, 2024)

4.5	Form of Representative’s Warrant issued on March 19, 2024 (Incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on March 19, 2024)

4.6	Form of Common Stock Warrant issued on December 31, 2024 (Incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on December 16, 2024)

4.7	Form of UTG Warrant (Incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on April 24, 2025)

4.8	Form of Restore Warrant (Incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on April 24, 2025)

4.9	Form of Restore Warrant Amendment (Incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on April 24, 2025)

4.10	Form of FEAC Warrant Amendment (Incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on April 24, 2025)

4.11	Form of Placement Agent’s Warrants issued on August 1, 2025 (Incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on August 7, 2025)

4.12	Form of Warrant issued on December 18, 2025 (Incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on December 19, 2025)

4.13	Form of Pre-Funded Warrant issued on December 18, 2025 (Incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on December 19, 2025)

4.14	Form of Placement Agent Warrant issued on December 18, 2025 (Incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on December 19, 2025)

9.1

Amended and Restated Voting Agreement between Xcel Brands, Inc. and IM Ready-Made, LLC, dated as of December 24, 2013 (Incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on December 24, 2013)

9.2

Voting Agreement between Xcel Brands, Inc. and Judith Ripka Berk, dated as of April 3, 2014 (Incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on April 9, 2014)

9.3

Voting Agreement dated as of December 22, 2014 by and between Xcel Brands, Inc. and H Company IP, LLC (Incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on December 24, 2014)

9.4	Form of Voting Agreement dated as of February 11, 2019 (Incorporated by reference to the appropriate exhibit to the Current Report on Form 8-K, which was filed with the SEC on February 15, 2019)

10.1

Sublease Agreement, dated as of July 8, 2015, by and between Xcel Brands, Inc. and GBG USA Inc. (Incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on July 14, 2015)

10.2#

Employment Agreement between the Company and James Haran dated February 27, 2019 (Incorporated by reference to the appropriate Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on April 23, 2021)

10.3#

Employment Agreement between the Company and Robert D’Loren dated February 27, 2019 (Incorporated by reference to the appropriate Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on April 23, 2021)

10.4#

Employment Agreement between the Company and Seth Burroughs dated February 27, 2019 (Incorporated by reference to the appropriate Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on April 15, 2022)

10.5	Membership Interest Purchase Agreement dated May 27, 2022 (Incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on June 3, 2022)

10.6

Second Amendment to Membership Interest Purchase Agreement (Incorporated by reference to the appropriate Exhibit to the Annual Report on Form 10-K for the period year ended December 31, 2023, which was filed with the SEC on April 19, 2024)

10.7

Third Amendment to Membership Interest Purchase Agreement (Incorporated by reference to the appropriate Exhibit to the Annual Report on Form 10-K for the period year ended December 31, 2023, which was filed with the SEC on April 19, 2024)

10.8

Subscription Agreement, dated as of March 15, 2024, by and between Robert W. D’Loren and Xcel Brands, Inc. (Incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on March 19, 2024)

10.9

Subscription Agreement, dated as of March 15, 2024, by and between Seth Burroughs and Xcel Brands, Inc. (Incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on March 19, 2024)

10.10

Subscription Agreement, dated as of March 15, 2024, by and between Mark X. DiSanto Investment Trust and Xcel Brands, Inc. (Incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on March 19, 2024)

10.11	Asset Purchase Agreement dated June 21, 2024 (Incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on June 24, 2024)

10.12#

Amendment to Employment Agreement between the Company and Robert D’Loren (Incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on August 2, 2024)

10.13#

Amendment to Employment Agreement between the Company and Seth Burroughs (Incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on August 2, 2024)

10.14	Loan and Security Agreement dated as of December 12, 2024 (Incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on December 16, 2024)

10.15	Membership Pledge Agreement dated as of December 12, 2024 (Incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on December 16, 2024)

10.16

Membership Interest Transfer Agreement effective as of April 15, 2025 (Incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on April 24, 2025)

10.17

Second Amendment to Loan and Security Agreement, dated as of April 21, 2025 (Incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on April 24, 2025)

10.18

Board Nominee Agreement by and between the Company and UTG dated April 21, 2025 (Incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on April 24, 2025)

10.19	Support Agreement dated April 21, 2025 (Incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on April 24, 2025)

10.20	Form of Securities Purchase Agreement (Incorporated by reference to the appropriate Exhibit to the Registration Statement on Form S-1, which was filed with the SEC on July 2, 2025)

10.21

Subscription Agreement, dated as of August 1, 2025, by and between Xcel Brands, Inc., and Robert W. D’Loren (Incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on August 7, 2025)

10.22

Subscription Agreement, dated as of August 1, 2025, by and between Xcel Brands, Inc. and Mark DiSanto (Incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on August 7, 2025)

10.23

Form of Securities Purchase Agreement, by and between Xcel Brands, Inc., and the purchasers identified on the signature pages thereto (Incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on August 7, 2025)

10.24

Membership Interest Transfer Agreement, dated September 25, 2025, by and among IMWHP, LLC, IMWHP2, LLC, and Xcel Brands, Inc. (Incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on October 2, 2025)

10.25

Settlement Agreement, dated September 25, 2025, by and among IM Topco, LLC, IMWHP, LLC, IMWHP2, LLC, Xcel Brands, Inc., Xcel-CT MFG, LLC and IM Brands, LLC (Incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on October 2, 2025)

10.26

Third Amendment to Loan and Security Agreement, dated as of October 7, 2025 (Incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on October 10, 2025)

10.27

Fourth Amendment and Consent to Loan and Security Agreement, dated as of November 18, 2025 (Incorporated by reference to the appropriate Exhibit to the Registration Statement on Form S-1, which was filed with the SEC on February 4, 2026)

10.28	Form of Securities Purchase Agreement (Incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on December 19, 2025)

10.29	Placement Agency Agreement (Incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on December 19, 2025)

10.30

Common Stock Purchase Agreement entered into effective January 21, 2026 by and between the Company and White Lion Capital, LLC (Incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on January 23, 2026)

10.31

Registration Rights Agreement entered into effective January 21, 2026 by and between the Company and White Lion Capital, LLC (Incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on January 23, 2026)

10.32

Fifth Amendment to Loan and Security Agreement, dated as of February 20, 2025 (Incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on February 24, 2026)

21.1

Subsidiaries of the Registrant (Incorporated by reference to the appropriate Exhibit to the Annual Report on Form 10-K for the period year ended December 31, 2023, which was filed with the SEC on April 19, 2024)

23.1*	Independent Registered Public Accounting Firm’s Consent

23.2*	Independent Registered Public Accounting Firm’s Consent

31(i).1*	Rule 13a-14(a)/15d-14(a) Certification (CEO)

31(i).2*	Rule 13a-14(a)/15d-14(a) Certification (CFO)

32(i).1*	Section 1350 Certification (CEO)

32(i).2*	Section 1350 Certification (CFO)

97.1	Clawback Policy (Incorporated by reference to the appropriate Exhibit to the Annual Report on Form 10-K for the period year ended December 31, 2023, which was filed with the SEC on April 19, 2024)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Schema

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Label Linkbase

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith.

#	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2026	/s/ Robert W. D’Loren
Robert W. D’Loren, Chairman, President,
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title
/s/ Robert W. D’Loren	Chief Executive Officer and Chairman	April 14, 2026
Robert W. D’Loren	(Principal Executive Officer)

/s/ James F. Haran	Chief Financial Officer	April 14, 2026
James F. Haran	(Principal Financial Officer and Principal Accounting Officer)

/s/ Mark DiSanto	Director	April 14, 2026
Mark DiSanto

/s/ James Fielding	Director	April 14, 2026
James Fielding

/s/ Howard Liebman	Director	April 14, 2026
Howard Liebman

/s/ Deborah Weinswig	Director	April 14, 2026
Deborah Weinswig