Form 10-Q
period 2026-03-31
XCel Brands, Inc.
filed 2026-05-14
CIK 1083220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 7, 2026, there were 6,048,621 shares of common stock, $.001 par value per share, of the issuer outstanding.

XCEL BRANDS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)	(Note 1)
Assets
Current Assets:
Cash and cash equivalents	$179	$1,150
Accounts receivable, net	656	956
Assets held for sale	2,542	—
Prepaid expenses and other current assets	1,117	1,564
Total current assets	4,494	3,670
Non-current Assets:
Property and equipment, net	115	130
Operating lease right-of-use assets	2,810	3,005
Trademarks and other intangibles, net	27,747	31,229
Other assets	1,252	912
Total non-current assets	31,924	35,276

Total Assets	$36,418	$38,946

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$1,915	$1,221
Deferred revenue	1,319	1,330
Current portion of operating lease obligations	1,718	1,687
Current portion of long-term debt	2,750	3,250
Total current liabilities	7,702	7,488
Long-Term Liabilities:
Deferred revenue	1,556	1,778
Long-term portion of operating lease obligations	3,238	3,678
Long-term debt, net, less current portion	9,840	9,456
Other long-term liabilities	901	722
Total long-term liabilities	15,535	15,634
Total Liabilities	23,237	23,122

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, and 5,913,492 and 5,880,757 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	6	6
Paid-in capital	111,506	111,660
Accumulated deficit	(96,194)	(93,705)
Total Xcel Brands, Inc. stockholders' equity	15,318	17,961
Noncontrolling interest	(2,137)	(2,137)
Total Stockholders' Equity	13,181	15,824

Total Liabilities and Stockholders' Equity	$36,418	$38,946

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Three Months Ended
	March 31,
	2026	2025
Revenues
Net licensing revenue	$1,144	$1,332

Direct operating costs and expenses
Salaries, benefits and employment taxes	872	1,086
Other selling, general and administrative expenses	1,202	1,197
Total direct operating costs and expenses	2,074	2,283

Operating loss before other operating costs and expenses	(930)	(951)

Other operating costs and expenses
Depreciation and amortization	893	900
Asset impairment charge	61	—
Loss from equity investments	—	336

Operating loss	(1,884)	(2,187)

Interest and finance expense (income)
Interest expense	562	473
Other finance charges (income), net	31	87
Interest and finance expense (income), net	593	560

Loss before income taxes	(2,477)	(2,747)

Income tax provision (benefit)	12	50

Net loss	(2,489)	(2,797)
Net loss attributable to noncontrolling interest	—	—
Net loss attributable to Xcel Brands, Inc. stockholders	$(2,489)	$(2,797)

Loss per common share attributable to Xcel Brands, Inc. stockholders:
Basic and diluted net loss per share	$(0.42)	$(1.18)
Weighted average number of common shares outstanding:
Basic and diluted weighted average common shares outstanding	5,903,599	2,373,583

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Xcel Brands, Inc. Stockholders
	Common Stock
	Number of		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance as of December 31, 2024	2,368,072	$2	$106,666	$(76,244)	$(2,026)	$28,398

Additional impact related to fractional shares from reverse stock split	(57)	—	—	—	—	—

Compensation expense related to stock options and restricted stock	—	—	33	—	—	33

Contra-revenue related to warrants held by licensee	—	—	10	—	—	10

Shares issued to executives for pro rata portion of base salaries, net of withholding taxes	18,310	—	66	—	—	66

Net loss	—	—	—	(2,797)	—	(2,797)

Balance as of March 31, 2025	2,386,325	$2	$106,775	$(79,041)	$(2,026)	$25,710

Balance as of December 31, 2025	5,880,757	$6	$111,660	$(93,705)	$(2,137)	$15,824

Compensation expense related to stock options and restricted stock	—	—	51	—	—	51

Contra-revenue related to warrants held by licensee	—	—	10	—	—	10

Shares issued to executive for pro rata portion of base salary, net of withholding taxes	32,735	—	43	—	—	43

Costs incurred related to equity line facility	—	—	(258)	—	—	(258)

Net loss	—	—	—	(2,489)	—	(2,489)

Balance as of March 31, 2026	5,913,492	$6	$111,506	$(96,194)	$(2,137)	$13,181

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(2,489)	$(2,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	893	900
Asset impairment charge	61	—
Paid in-kind interest expense	253	—
Amortization of deferred finance costs and other non-cash interest expense	199	102
Stock-based compensation and cost of licensee warrants	104	109
Loss from equity investments	—	336
Changes in operating assets and liabilities:
Accounts receivable	300	164
Prepaid expenses and other current and non-current assets	(603)	12
Deferred revenue	(233)	(205)
Accounts payable, accrued expenses, accrued income taxes payable, and other current liabilities	852	27
Lease-related assets and liabilities	(214)	(82)
Net cash used in operating activities	(877)	(1,434)

Cash flows from investing activities
Purchase of property and equipment	—	(14)
Net cash used in investing activities	—	(14)

Cash flows from financing activities
Payment of costs associated with equity line facility	(208)	—
Proceeds from long-term debt	—	2,050
Shares repurchased including vested restricted stock in exchange for withholding taxes	(46)	(58)
Payment of long-term debt	(500)	—
Net cash (used in) provided by financing activities	(754)	1,992

Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,631)	544

Cash, cash equivalents, and restricted cash at beginning of period	2,889	1,993

Cash, cash equivalents, and restricted cash at end of period	$1,258	$2,537

Reconciliation to amounts on condensed consolidated balance sheets:
Cash and cash equivalents	$179	$298
Restricted cash (reported in other non-current assets)	1,079	2,239
Total cash, cash equivalents, and restricted cash	$1,258	$2,537

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$109	$372
Cash paid during the period for income taxes	$50	$—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

1. Nature of Operations, Background, and Basis of Presentation

Xcel Brands, Inc. (“Xcel” and, together with its subsidiaries, the “Company”) is a media and consumer products company engaged in the design, licensing, marketing, live streaming, and social commerce sales of branded apparel, footwear, accessories, fine jewelry, home goods and other consumer products, and the development of influencer led brands and the acquisition of dynamic consumer lifestyle brands. The Company primarily generates revenue through the licensing of its brands through contractual arrangements with manufacturers and retailers. The Company, through its licensees, distributes through an omni-channel and social commerce sales strategy which includes the promotion and sale of products under its brands through interactive television, digital live-stream shopping, social commerce, brick-and-mortar retailers, and e-commerce channels.

Brand Portfolio

Currently, the Company’s brand portfolio consists of the following:

●	the Halston and C Wonder brands, which are wholly owned by Xcel;
●	the Longaberger by Shannon Doherty brand, which Xcel manages through its 50% ownership interest in Longaberger Licensing, LLC; the Company consolidates Longaberger Licensing, LLC and recognizes noncontrolling interest for the remaining ownership interest held by a third party (see Note 2 for additional details)
●	the TowerHill by Christie Brinkley brand, which is a co-branded collaboration between Xcel and Christie Brinkley that launched in 2024;
●	the Trust.Respect.Love by Cesar Millan brand, which is a new co-branded collaboration between Xcel and Cesar Millan that is planned to launch in Fall 2026;
●	the GemmaMade by Gemma Stafford brand, which is a new co-branded collaboration between Xcel and Gemma Stafford that launched in April 2026;
●	the Off/Duty by Coco Rocha brand, which is a new co-branded collaboration between Xcel and Coco Rocha, which is planned to launch in Fall 2026; and
●	Mesa Mia by Jenny Martinez, which is a brand owned by Mexican home influencer Jenny Martinez, and for which Xcel holds the television rights through a long-term license agreement, that launched in April 2026.

Also, as of March 31, 2026, and through April 27, 2026, the Company’s brand portfolio also included the Judith Ripka brand, which was wholly owned by Xcel; this brand was sold to a third party in April 2026 (see Note 12 for additional details).

Additionally, through October 1, 2025, the Company held a noncontrolling ownership interest in the Isaac Mizrahi brand.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2025 (which has been derived from audited financial statements) and the unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the United States Securities

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited consolidated financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations, financial position, and cash flows of the Company. The results of operations for the interim periods presented herein are not necessarily indicative of the results for the entire fiscal year or for any future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on April 15, 2026.

Going Concern

The unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses, a history of cash flows used in operating activities, and an accumulated deficit. Although the Company has undertaken significant restructuring and cost reduction efforts, obtained additional funding through a combination of equity and debt financing transactions,  and continues to explore strategic financing alternatives and operational efficiencies to improve liquidity (see Note 12 for information regarding financing transactions entered into subsequent to quarter-end), management has determined that there is nonetheless substantial doubt about the Company’s ability to meet its financial obligations as they become due within twelve months from the date these financial statements are issued. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restricted Cash

Restricted cash at March 31, 2026 consisted of $1.08 million of cash deposited as collateral for a standby letter of credit associated with a real estate lease (reported in other non-current assets).

Restricted cash at December 31, 2025 consisted of $0.74 million of cash deposited as collateral for a standby letter of credit associated with a real estate lease (reported in other non-current assets) and $1.00 million of cash deposited in a bank account to satisfy a liquidity covenant in the Company’s term loan debt agreement (reported in other current assets).

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

March 31, 2026

(Unaudited)

2.    Investments in Unconsolidated Affiliates and Variable Interest Entities

Investment in IM Topco, LLC

From May 31, 2022 through October 1, 2025, the Company held a noncontrolling equity ownership interest IM Topco, LLC (“IM Topco”), a former subsidiary which holds the trademarks and other intellectual property rights relating to the Isaac Mizrahi brand.

From June 1, 2022 through April 15, 2025, the Company accounted for its noncontrolling interest in the ongoing operations of IM Topco as a component of other operating costs and expenses (income) under the equity method of accounting, using the distribution provisions set forth in the governing business venture agreement. On April 15, 2025, the Company discontinued the application of the equity method of accounting, and from April 15, 2025 through October 1, 2025, the Company measured its investment in IM Topco at adjusted cost, less impairment, plus or minus observable price changes of an identical or similar investment of the same issuer.

On and effective September 26, 2025, the Company, IM Topco, and the other owners of IM Topco entered into a settlement agreement, pursuant to which the Company agreed to transfer all of its remaining equity interests in IM Topco to the other owners, in exchange for (i.) the release of the Company’s liability under certain agreements with IM Topco and (ii.) a capital appreciation right for the Company to receive 15% of the net consideration received by IM Topco and/or the other owners in excess of $46 million in connection with any potential future capital transaction involving IM Topco which occurs on or before September 1, 2032. All remaining IM Topco equity interests were transferred to WHP on October 1, 2025.

For the three months ended March 31, 2025, the Company recognized a $0.34 million loss related to its investment in IM Topco, comprised of (i) a $0.18 million equity method loss, (ii) a $0.40 million charge to adjust the carrying value of the investment in IM Topco to its estimated fair value as of March 31, 2025, and (iii) a $(0.24) million adjustment to the carrying value of a contingent contractual obligation related to IM Topco.

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

The amount of LL's losses attributed to Hilco Global's non-controlling interest for the three months ended March 31, 2026 and 2025 was $0 for each period.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

3.    Trademarks and Other Intangibles

Trademarks and other intangibles, net consist of the following:

	Weighted
	Average	March 31, 2026
	Amortization	Gross Carrying	Accumulated	Net Carrying
($ in thousands)	Period	Amount	Amortization	Amount
Trademarks (finite-lived)	15 years	54,408	26,661	27,747
Copyrights and other intellectual property	8 years	239	239	—
Total		$54,647	$26,900	$27,747

	Weighted
	Average	December 31, 2025
	Amortization	Gross Carrying	Accumulated	Net Carrying
($ in thousands)	Period	Amount	Amortization	Amount
Trademarks (finite-lived)	15 years	58,580	27,354	31,226
Copyrights and other intellectual property	8 years	429	426	3
Total		$59,009	$27,780	$31,229

Amortization expense for intangible assets was approximately $0.88 million for the three-month period ended March 31, 2026 (the "current quarter") and approximately $0.88 million for the three-month period ended March 31, 2025 (the "prior year quarter").

As of March 31, 2026, the intangible assets related to the Judith Ripka brand were reclassified to “assets held for sale” in the condensed consolidated balance sheet. This included trademarks with a gross carrying value of approximately $4.17 million and accumulated amortization of $1.57 million, and copyrights with a gross carrying value of $0.19 million and accumulated amortization of $0.19 million. Additionally, upon reclassification to “assets held for sale,” the assets were remeasured at the lower of (i) their carrying amount or (ii) estimated fair value less cost to sell; accordingly, the Company recognized an impairment charge during the current quarter of approximately $0.06 million, such that the net carrying value of these assets classified as “assets held for sale” at March 31, 2026 was approximately $2.54 million. These assets were subsequently sold to a third party in April 2026 (see Note 12 for additional details).

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

March 31, 2026

(Unaudited)

trademarks to secure the Licensor’s obligations under the Halston Master License, including to honor the obligations under the purchase option.

As a result of the upfront cash payment and guaranteed minimum royalties under this agreement, the Company has recognized $2.87 million and $3.09 million of deferred revenue contract liabilities on its condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively. As of December 31, 2025, approximately $1.31 million of the contract liability balance was classified as a current liability and approximately $1.78 million was classified as a long-term liability. As of March 31, 2026, approximately $1.31 million of the contract liability balance was classified as a current liability and approximately $1.56 million was classified as a long-term liability; the balance of the deferred revenue contract liabilities will be recognized ratably as revenue over the next 2.75 years.

Net licensing revenue recognized from the Halston Master License was $0.64 million for both the current quarter and prior year quarter, representing approximately 56% and 48% of the Company’s total net revenue for the current quarter and prior year quarter, respectively.

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

Net licensing revenue from the Qurate Agreements totaled $0.19 million and $0.33 million for the current quarter and prior year quarter, respectively, representing approximately 16% and 25% of the Company’s total net revenue for the current quarter and prior year quarter, respectively.

As of March 31, 2026 and December 31, 2025, the Company had receivables from Qurate of $0.20 million and $0.21 million, respectively, representing approximately 31% and 22% of the Company’s total net accounts receivable, respectively.

JTV / America’s Collectibles Network, Inc.

The Company has a license agreement with America’s Collectibles Network, Inc. (d/b/a JTV) (“JTV”) that obligates JTV to pay the Company royalties based on product sales of Judith Ripka brand merchandise. In addition, the Company has outstanding receivables from prior product sales of fine jewelry made to JTV. As of March 31, 2026 and December 31, 2025, the Company had receivables from JTV of $0.10 million and $0.41 million, respectively, representing approximately 16% and 42% of the Company’s total net accounts receivable, respectively.

5. Leases

The Company is party to operating leases for real estate, and for certain equipment and storage space with a term of 12 months or less. The Company is currently not a party to any finance leases. As of March 31, 2026, the Company’s real estate leases have a weighted-average remaining lease term of approximately 3.96 years, and the lease liabilities are measured using a weighted-average discount rate of 8.22%.

Total lease expense (net of sublease income) included in selling, general and administrative expenses on the Company’s unaudited condensed consolidated statements of operations was approximately $0.2 million for the current quarter and

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

$0.2 million for the prior year quarter. Cash paid for amounts included in the measurement of operating lease liabilities was approximately $0.5 million for the current quarter and $0.4 million for the prior year quarter.

As of March 31, 2026, the maturities of future lease obligations were as follows:

Amount
Year	(in thousands)
2026 (April 1 through December 31)	$1,547
2027	1,841
2028	570
2029	585
2030	599
Thereafter (through 2032)	821
Total lease payments	5,963
Less: Discount to present value	1,007
Present value of lease liabilities	4,956
Current portion of lease liabilities (April 1, 2026 through March 31, 2027)	1,718
Non-current portion of lease liabilities	$3,238

6. Debt

The Company’s net carrying amount of debt is comprised of the following:

	March 31,	December 31,
($ in thousands)	2026	2025
Term loan debt (including accumulated unpaid PIK interest)	$13,334	$13,581
Unamortized deferred finance costs and other reductions to carrying value	(744)	(875)
Total	12,590	12,706
Current portion of debt	2,750	3,250
Long-term debt	$9,840	$9,456

Description of Term Loan Debt and Amendments

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

On April 21, 2025, the Company and certain of its subsidiaries and its lenders and FEAC Agent, LLC entered into an amendment of the December 12, 2024 loan and security agreement, which provided for a $1.5 million repayment of the $3.95 million Term Loan A and an additional Term Loan B in the amount of $5.12 million. The term loans outstanding after giving effect to the April 21, 2025 amendment and the application of the proceeds of the additional Term Loan B were as follows: (1) Term Loan A in the amount of $4.50 million, and (2) Term Loan B in the amount of $9.12 million.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

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

On November 18, 2025, the Company and certain of its subsidiaries and its lenders and FEAC Agent, LLC entered into the fourth amendment of the December 12, 2024 loan and security agreement, pursuant to which (i) the agents and lenders (as defined in the loan and security agreement) provided the Company with a limited waiver with respect to certain specified events of default, and also amended certain financial covenants related to the term loan agreement; (ii) the Company committed to make a prepayment of $3.25 million on Term Loan A by February 20, 2026, along with the payment of an amendment fee of $0.45 million (of which $0.125 million was payable on December 5, 2025 and the remaining $0.325 million would be due only if the $3.25 million principal amount of Term Loan A was not repaid on or prior to February 20, 2026); and (iii) the payment of the remaining principal balance on Term Loan A of $0.5 million was changed to be due on December 31, 2026 which shall be held by IPX Capital, LLC, a related party. In addition, upon the repayment of the $3.25 million of Term Loan A, the Company will have revised financial covenants. The minimum revenue requirement for the rolling 12 months ending December 31, 2025 will be $3.9 million and $1.7 million for the Included Subsidiaries and Halston, respectively, each as defined in the loan agreements. Further, after the Term Loan A payment is made, the minimum revenue requirement covenants shall remain at these levels for the duration of the loans and the minimum liquidity requirement shall be zero, which includes the lenders’ release of $1.0 million of restricted cash within the blocked account back to the Company.

On February 20, 2026 and March 20, 2026, the Company entered into the fifth and sixth amendments to the loan and security agreement with the term loan debt lenders and FEAC Agent, LLC. Pursuant to such amendments, (i) the Company prepaid $0.50 million on Term Loan A (paid from the blocked account, as defined in the loan and security agreement) in connection with the fifth amendment and irrevocably authorized FAEC Agent, LLC, as the administrative agent to transfer up to $0.50 million (the “Sixth Amendment Cash Collateral”) from the blocked account to an account maintained by the Administrative Agent to be held as cash collateral securing the Obligations (as defined in the loan and security agreement); (ii) the Company irrevocably authorized the administrative agent to: (a) apply all or any portion of the Sixth Amendment Cash Collateral to repay the Term Loan A, or (b) return all or any portion of the Sixth Amendment Cash Collateral to the Company, in each case at the lenders’ sole discretion; (iii) the liquid asset covenant requirement was reduced to: (a) at all times prior to the repayment in full of the First Out Obligations (as defined in the loan and security agreement), $0.50 million minus that amount of Sixth Amendment Cash Collateral used to repay Term Loan A, and (b) at all times after the repayment in full of the First Out Obligations, $0; and (iv) the transaction closing date was extended to March 24, 2026. The $0.50 million of Sixth Amendment Cash Collateral was reported in other current assets on the condensed consolidated balance sheet as of March 31, 2026.

The loan and security agreement with the term loan debt lenders and FEAC Agent, LLC was subsequently further amended in April 2026; see Note 12 for additional details.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

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

Principal

As of March 31, 2026, $3.25 million of the principal amount on Term Loan A was due and payable (and was repaid as part of the April 2026 debt refinancing transaction described in Note 12), with the remaining $0.50 million of the principal amount on Term Loan A due on September 20, 2027. The principal amount on Term Loan B is due at the maturity date of December 12, 2028 along with all accumulated paid in-kind (“PIK”) interest (as discussed below).

Thus, the aggregate future principal payments under the Term Loans (inclusive of accumulated unpaid PIK interest of $0.96 million as of March 31, 2026) at March 31, 2026 were as follows:

Amount of
($ in thousands)	Principal
Year	Payment
2026 (April 1 through December 31)	$2,750
2027	500
2028	10,084
Total	$13,334

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

Interest on amounts outstanding under the Term Loans accrues daily and is payable at the end of each calendar month, except that from April 21, 2025 through March 31, 2027, interest on the Term Loan B will be paid in-kind (“PIK”) by being capitalized and added to the principal amount of the Term Loan B at the end of each calendar month. For the current quarter, the Company recognized approximately $0.25 million of PIK interest. The accumulated PIK interest at March 31, 2026 and December 31, 2025 was $0.96 million and $0.71 million, respectively, and is reported within the carrying value of long-term debt on the condensed consolidated balance sheets.

For the current quarter, the Company incurred interest expense related to term loan debt (including interest paid in cash, PIK, and the amortization of deferred finance costs) related to term loan debt of approximately $0.56 million, respectively, reflecting an effective interest rate of approximately 13.1%.

For the prior year quarter and prior year nine months, the Company incurred interest expense (including both interest paid in cash and the amortization of deferred finance costs) related to term loan debt of approximately $0.47 million, reflecting an effective interest rate of approximately 19.0%.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

Exit Fees

The amended loan agreement also requires that the Company pay an exit fee of $0.175 million to FEAC related to Term Loan A and an exit fee of $0.40 million to Restore related to Term Loan B upon the maturity or full payment of the Term Loans. The Company recognized the cost of the Term Loan A exit fee over the remaining term of the related debt, while the net present value of the Term Loan B exit fee on April 21, 2025 was recognized as part of the loss on early extinguishment of debt recorded in the second quarter of 2025. As of March 31, 2026, the amount of accrued exit fees with respect to Term Loan A was $0.17 million, while the amount of accrued exit fees with respect to Term Loan B was $0.30 million; both amounts are presented within Other long-term liabilities on the condensed consolidated balance sheet as of March 31, 2026.

Deferred Finance Costs and Other Reductions to Carrying Value of Debt

In connection with entering into the Term Loans in December 2024, the Company incurred loan origination fees, plus various legal and other fees; these fees and costs totaling $0.92 million were deferred on the Company’s balance sheet as a reduction of the carrying value of the term loan debt. Also in connection with entering into the Term Loans in December 2024, the Company issued certain warrants to the lenders to purchase shares of the Company’s common stock. In accordance with applicable GAAP, the Company allocated the value of the total proceeds of $10.0 million between the term loan debt and the warrants, based on the relative fair values of each; as a result, the Company recognized a $0.48 million increase to stockholders’ equity as additional paid-in capital for the allocated fair value of the warrants, and an offsetting decrease to the net carrying value of the term loan debt. From December 12, 2024, and through April 20, 2025, these reductions to the carrying value of the term loan debt totaling $1.40 million were being amortized to interest expense over the term of the debt using the effective interest method. The $1.26 million remaining unamortized balance of such amounts was written-off as part of the loss on early extinguishment of debt upon the closing of the April 21, 2025 debt refinancing.

In connection with the debt refinancing transaction on April 21, 2025, the Company incurred certain legal costs and other fees; these fees and costs totaling $0.53 million were deferred on the Company’s balance sheet as a reduction of the carrying value of the term loan debt. Also in connection with the April 21, 2025 debt refinancing transaction, the Company issued certain warrants to UTG to purchase shares of the Company’s common stock. In accordance with GAAP, the Company allocated the value of the total proceeds of $13.62 million between the term loan debt and the warrants, based on the relative fair values of each; as a result, the Company recognized a $0.58 million increase to stockholders’ equity as additional paid-in capital for the allocated fair value of the warrants, and an offsetting decrease to the net carrying value of the term loan debt. These reductions to the carrying value of the term loan debt totaling $1.11 million are being amortized to interest expense over the term of the debt using the effective interest method.

7.    Stockholders’ Equity

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

The aggregate number of shares that the Company can sell White Lion under this agreement is limited to and may not exceed 1,178,173 shares (subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split, or other similar transaction), which is equal to 19.99% of the total shares of the Company’s common

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

stock outstanding immediately prior to the execution of the agreement, unless (i.) the Company obtains stockholder approval to issue additional shares in excess of this amount, or (ii.) the average price paid for all shares of Common Stock issued under the agreement equals or exceeds certain levels as specified in the agreement.

In consideration for White Lion’s execution and entry into such arrangement, the Company agreed to issue White Lion $37,500 worth of common stock, with the number of shares issued determined based on the closing price of the Company’s stock on the business day immediately preceding the day on which the related registration statement is declared effective by the SEC; these shares have not yet been issued as of March 31, 2026. Additionally, pursuant to the terms of an advisory agreement between the Company and Maxim Group LLC, the Company agreed to pay Maxim Group LLC a cash fee equal to 4.0% of the gross proceeds received from any sales of securities to White Lion under this arrangement.

As of March 31, 2026, no shares have been issued under the equity line facility arrangement. The Company incurred approximately $0.26 million of fees and expenses (consisting of legal and accounting fees) associated with the equity line arrangement and related registration statement, which were recorded as a reduction to additional paid-in capital during the current quarter.

Equity Incentive Plans

A total of 1,150,000 shares of common stock are eligible for issuance under the Company’s 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the grant of any or all of the following types of awards: stock options (incentive or non-qualified), restricted stock, restricted stock units, performance awards, or cash awards. The 2021 Plan is administered by the Company’s Board of Directors, or, at the Board’s discretion, a committee of the Board. In addition, 20,000 stock options previously granted under the Company’s 2011 Equity Incentive Plan (the “2011 Plan”) remain outstanding and shares of common stock may be issued to satisfy options or warrants previously granted under the 2011 Plan, although no new awards may be granted under the 2011 Plan.

Stock-based Compensation

Stock-based compensation expense is recorded as a component of Other selling, general and administrative expenses in the condensed consolidated statements of operations. Total expense recognized for all forms of stock-based compensation was approximately $0.14 million and $0.16 million for the current quarter and prior year quarter, respectively. Of the current quarter expense amount, approximately $0.10 million related to employees and approximately $0.04 million related to directors. Of the prior year quarter expense amount, approximately $0.13 million related to employees and approximately $0.03 million related to directors and consultants.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

Stock Options

A summary of the Company’s stock options activity for the current quarter is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding at December 31, 2025	977,695	$8.69	3.98	$—
Granted	—	—
Exercised	—	—
Expired/Forfeited	(362,494)	(18.11)
Outstanding at March 31, 2026, and expected to vest	615,201	$3.14	4.27	$—
Exercisable at March 31, 2026	185,000	$6.92	4.16	$—

Effective January 21, 2026, certain stock options originally issued in 2019 to executive management (including the Company’s Chief Executive Officer, Chief Financial Officer, and Executive Vice President of Business Development and Treasury) to purchase an aggregate of 350,000 shares of common stock, were cancelled through mutual agreement between the Company and the respective executives. None of these options had vested, and no compensation was paid to the executives in exchange for such cancellation.

Compensation expense related to stock options for both the current quarter and the prior year quarter was approximately $0.02 million for each respective period. Total unrecognized compensation expense related to unvested stock options at March 31, 2026 was approximately $0.16 million and is expected to be recognized over a weighted average period of approximately 4.27 years.

A summary of the Company’s non-vested stock options activity for the current quarter is as follows:

		Weighted
		Average
	Number of	Grant Date
	Options	Fair Value
Balance at December 31, 2025	780,201	$0.31
Granted	—	—
Vested	—	—
Forfeited or Canceled	(350,000)	—
Balance at March 31, 2026	430,201	$0.56

Of the non-vested stock options outstanding at March 31, 2026, the vesting of 340,201 options is contingent upon the Company’s common stock achieving certain target prices, the vesting of 20,000 options is contingent upon the achievement of certain revenue targets, the vesting of 60,000 options is contingent upon the Company’s common stock achieving certain target prices or the Company achieving certain financial performance targets, and the vesting of 10,000 options is subject to service-based criteria.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

Stock Awards

A summary of the Company’s restricted stock activity for the current quarter is as follows:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2025	96,417	$13.73
Granted	32,735	1.32
Vested	(32,735)	1.32
Expired/Forfeited	—	—
Outstanding at March 31, 2026	96,417	$13.73

In accordance with the amended employment agreement with Mr. D’Loren, the Company is paying 40% of each such executive officer’s base salary via the issuance of shares of the Company’s common stock. Mr. D’Loren is permitted to pay the withholding tax through the exchange of a portion of the shares. Under the terms of this amended agreement, the Company issued an aggregate of 32,735 shares of common stock (net of shares exchanged for withholding taxes) to Mr. D’Loren for the current quarter, which vested immediately.

Compensation expense related to stock awards was approximately $0.12 million for the current quarter and approximately $0.14 million for the prior year quarter. Total unrecognized compensation expense related to unvested restricted stock grants at March 31, 2026 was approximately $0.01 million and is expected to be recognized over a weighted average period of approximately 1.00 year.

Restricted Stock Units

There were no restricted stock units outstanding as of March 31, 2026 and December 31, 2025, and no restricted stock units have been issued since the inception of the 2021 Plan.

Shares Available Under the Company’s Equity Incentive Plans

At March 31, 2026, there were 159,268 shares of common stock available for future award grants under the 2021 Plan.

Shares Reserved for Issuance

As of March 31, 2026, there were 774,469 shares of common stock reserved for issuance under the Company’s Equity Incentive Plans, including 20,000 shares reserved pursuant to unexercised stock options previously granted under the 2011 Plan, 595,201 shares reserved pursuant to unexercised stock options granted under the 2021 Plan, and 159,268 shares available for issuance under the 2021 Plan.

As of March 31, 2026, there were also 3,152,209 shares of common stock reserved for issuance that were unrelated to the Company’s Equity Incentive Plans, including 100,000 shares reserved pursuant to unexercised warrants related to the Halston Master License (as described below), and 3,052,209 shares reserved pursuant to unexercised warrants issued through various corporate transactions in 2024 and 2025, including equity offerings and debt financing transactions.

Subsequent to March 31, 2026, due to the conversion feature contained within the terms of the new Senior Secured Notes issued on April 13, 2026 (see Note 12 for additional details), the number of shares of common stock reserved for issuance increased by 7,712,199.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

Warrants

A summary of the Company’s warrants activity for the current quarter is as follows:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	(in Years)	Value
Outstanding at December 31, 2025	3,152,209	$5.70	4.47	$—
Issued	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding at March 31, 2026	3,152,209	$5.70	4.28	$—
Exercisable at March 31, 2026	3,052,209	$5.40	4.19	$—

In connection with the entrance into the Halston Master License in 2023 (see Note 4), the Company issued to G-III a ten-year warrant to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $15.00 per share, which vests based upon certain annual royalty targets being satisfied under the license agreement. The fair value of this warrant is being recognized as a reduction of revenue over the term of the related license agreement, with an offsetting increase to stockholders’ equity as additional paid-in capital. The amount of contra-revenue recognized related to this warrant during the current quarter and prior year quarter was approximately $0.01 million in each period. As of March 31, 2026, no portion of this warrant had vested.

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

The following table is a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share computations for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Numerator:
Net loss attributable to Xcel Brands, Inc. stockholders (in thousands)	$(2,489)	$(2,797)

Denominator:
Basic weighted average number of shares outstanding	5,903,599	2,373,583
Add: Effect of warrants	—	—
Add: Effect of stock options	—	—
Diluted weighted average number of shares outstanding	5,903,599	2,373,583

Basic earnings (loss) per share	$(0.42)	$(1.18)
Diluted earnings (loss) per share	$(0.42)	$(1.18)

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

As a result of the net loss for all periods presented, the Company calculated diluted EPS using basic weighted average shares outstanding for all such periods, as utilizing diluted shares would be anti-dilutive to loss per share. The computation of diluted EPS excludes the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended
	March 31,
	2026	2025
Stock options	615,201	449,392
Warrants	3,152,209	263,957
Total	3,767,410	713,349

9. Income Taxes

The estimated annual effective income tax rate was for the current quarter and the prior year quarter was approximately

-0.5% and -1.8%, resulting in an income tax provision (benefit) of $0.01 million and $0.05 million, respectively. For both periods, the federal statutory rate differed from the effective tax rate due to the recording of a valuation allowance against the benefit that would have otherwise been recognized, as it was considered not more likely than not that the net operating losses generated during each period will be utilized in future periods.

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

Debt

As of both March 31, 2026 and December 31, 2025, IPX Capital, LLC (“IPX”), a company controlled by Robert W. D’Loren, Chairman and Chief Executive Officer of the Company, held a $0.50 million undivided, last-out, subordinated participation interest in Term Loan A (see Note 6).

In April 2026, a $0.50 million portion of Term Loan A was sold and assigned to IPX in connection with the refinancing of the Company’s term loan debt. In addition, IPX purchased a portion of the new 12.5% Senior Secured Notes due April 13, 2027 that were issued in April 2026. See Note 12 for additional details related to these subsequent events.

11. Commitments and Contingencies

Contingent Obligation – Isaac Mizrahi Transaction

Under the terms of the May 31, 2022 transaction related to the sale of a majority interest in the Isaac Mizrahi brand (as subsequently amended in 2023 and 2024), the Company had agreed with WHP (the buyer) that, in the event that the aggregate royalties received by IM Topco were less than $13.5 million for the twelve-month period ending March 31, 2025 or less than $18.0 million for the year ending December 31, 2025, Xcel was obligated to transfer equity interests in IM Topco to WHP equal to 12.5% of the total outstanding equity interests of IM Topco, such that Xcel’s ownership interest in IM Topco would decrease from 30% to 17.5%, and WHP’s ownership interest in IM Topco would increase from 70%

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

to 82.5%. During 2024, management concluded that it was virtually certain that the Company would be required to make such transfer of equity interests to WHP in 2025. As such, the Company recognized a contingent obligation of approximately $4.21 million as of December 31, 2024.

As of March 31, 2025, in accordance with the terms of the amended membership purchase agreement between Xcel and WHP, WHP became contractually entitled to receive from Xcel equity interests in IM Topco equal to 12.5% of the total outstanding equity interests of IM Topco. Also during the three months ended March 31, 2025, the Company adjusted the carrying value of the contingent obligation to its estimated fair value of $3.97 million as of March 31, 2025 in the condensed consolidated balance sheets, and recognized a $(0.24) million credit in the condensed consolidated statement of operations.

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

12.    Subsequent Events

Shares Issued to Chief Executive Officer

In accordance with the terms of the amended employment agreement with Mr. D’Loren (see Note 7 for details), the Company issued 6,413 and 6,862 shares of common stock to Mr. D’Loren on April 20, 2026 and April 30, 2026, respectively.

Debt Amendments and Refinancing

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

March 31, 2026

(Unaudited)

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

Sale of Judith Ripka Brand

On April 24, 2026, the Company and certain of its wholly owned subsidiaries entered into an asset purchase agreement with a third-party buyer (“the  Buyer”), pursuant to which the Company sold to the Buyer substantially all of the assets of the Judith Ripka brand, including the “Judith Ripka” brand name and trademarks, and assigned all licenses associated with the trademarks to the Buyer. As consideration for the sale, the asset purchase agreement provided for a $2.30 million cash payment to the Company at closing, plus additional earn-out contingent consideration. The earn-out contingent consideration is payable to the Company if certain specified license agreements related to the Judith Ripka brand are renewed following the expiration of their current term for a period of 5 years; in such event, the Buyer shall be obligated to make quarterly payments to the Company over a three-year period in the amount of 50% of the revenue earned by the Buyer from such licenses, subject to such payments not being less than $250,000 per year.

This transaction closed on April 27, 2026. Costs associated with the transaction were $0.40 million, of which $0.30 million was paid at closing and $0.10 million will be paid in future periods.

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

Overview

Xcel Brands, Inc. (“Xcel,” the “Company,” “we,” “us,” or “our”) is a media and consumer products company engaged in the design, licensing, marketing, live streaming, and social commerce sales of branded apparel, footwear, accessories, fine jewelry, home goods and other consumer products, and the development of influencer led brands and the acquisition of dynamic consumer lifestyle brands. Xcel was founded in 2011 with a vision to reimagine shopping, entertainment, and social media as social commerce.

Xcel owns the Halston and C Wonder brands, as well as the co-branded collaboration brands Tower Hill by Christie Brinkley, Trust. Respect. Love by Cesar Millan, GemmaMade by Gemma Stafford, and Off/Duty by Coco Rocha brand, and holds the television rights through a long-term license agreement with Mesa Mia by Jenny Martinez. Xcel also owns and manages the Longaberger by Shannon Doherty brand through its controlling interest in Longaberger Licensing, LLC.

Also, as of March 31, 2026, our brand portfolio also included the Judith Ripka brand, which was wholly owned by Xcel; this brand was sold to a third party as of April 27, 2026. Additionally, through October 1, 2025, we held a noncontrolling ownership interest in the Isaac Mizrahi brand.

Xcel is pioneering a modern consumer products sales strategy which includes the promotion and sale of products under its brands through interactive television, digital live-stream shopping, social commerce, brick-and-mortar retailers, and e-commerce channels to be everywhere its customers shop. The Company’s previously owned and current brands have generated more than $5 billion in retail sales via livestreaming in interactive television and digital channels alone and have over 20,000 hours of content production time in live-stream and social commerce. The Company’s brand portfolio reaches more than 46 million social media followers with broadcast reaching 200 million households.

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

Our objective is to build a diversified portfolio of lifestyle consumer products brands through organic growth and the strategic acquisition of new brands. To grow our brands, we are focused on the following primary strategies:

●	licensing of our brands for sale through interactive television (e.g., QVC, HSN, etc.);
●	licensing of our brands to retailers that sell to the end consumer;
●	licensing our brands to manufacturers and retailers for promotion and distribution through e-commerce, social commerce, live streaming, and traditional brick-and-mortar retail channels; and

●	acquiring additional consumer brands and integrating them into our operating platform, and leveraging our operating infrastructure and distribution relationships.

We believe that Xcel offers a unique value proposition to our retail and direct-to-consumer customers and our licensees for the following reasons:

●	our management team, including our officers’ and directors’ experience in, and relationships within the industry;
●	our deep knowledge, expertise, and proprietary technology in live streaming and social commerce;
●	our design, sales, marketing, and technology platform that enables us to design trend-right product; and
●	our significant media and internet presence.

Summary of Operating Results

Three months ended March 31, 2026 (the “current quarter”) compared with the three months ended March 31, 2025 (the “prior year quarter”)

Revenues

Current quarter net revenue decreased by $0.19 million to $1.14 million from $1.33 million for the prior year quarter. This decrease was primarily driven by Qurate’s transition to a new apparel supplier for the C Wonder brand in December 2025, which negatively impacted Qurate sales for this brand and our associated licensing revenues during the current quarter.

Direct Operating Costs and Expenses

Direct operating costs and expenses decreased approximately $0.21 million, from $2.28 million in the prior year quarter to $2.07 million in the current quarter. This decrease was primarily attributable to cost reduction actions taken by management in 2025, which reduced the Company’s payroll and benefits costs. Other selling, general, and administrative expenses for the current quarter were essentially flat compared to the prior year quarter.

Other Operating Costs and Expenses (Income)

Depreciation and amortization expense was reasonably consistent with the prior year, approximating $0.89 million in the current quarter and $0.90 million in the prior year quarter.

During the current quarter, we recognized a $0.06 million impairment charge to write down the intangible assets related to the Judith Ripka brand to their estimated fair value less cost to sell. These assets were subsequently sold in April 2026.

For the three months ended March 31, 2025, we recognized a $0.34 million loss related to our investment in IM Topco, comprised of (i) a $0.18 million equity method loss, (ii) a $0.40 million charge to adjust the carrying value of the investment in IM Topco to its estimated fair value as of March 31, 2025, and (iii) a $(0.24) million adjustment to the carrying value of a contingent contractual obligation related to IM Topco. As all remaining IM Topco equity interests were transferred to WHP on October 1, 2025, there were no earnings or losses from equity investments for the three months ended March 31, 2026.

Interest and Finance Expense

Interest and finance expense was approximately $0.59 million for the current quarter, compared with approximately $0.56 million for the prior year quarter. This increase was primarily attributable to the higher principal balance on outstanding term loan debt in the current quarter as compared to the prior year quarter, partially offset by lower interest rates on outstanding term loan debt in the current quarter as compared to the prior year quarter.

Income Taxes

The estimated annual effective income tax rate for the current quarter and the prior year quarter was approximately -0.5% and -1.8% respectively, resulting in an income tax provision (benefit) of $0.01 million and $0.05 million, respectively. The federal statutory rate differed from the effective tax rate due to the recording of a valuation allowance against the benefit that would have otherwise been recognized, as it was considered not more likely than not that the net operating losses generated during each period will be utilized in future periods.

Net Loss Attributable to Xcel Brands, Inc. Stockholders

We had a net loss of $2.49 million for the current quarter, compared with a net loss of $2.80 million for the prior year quarter, due to the combination of the factors outlined above.

Non-GAAP Net Income (Loss), Non-GAAP Diluted EPS, and Adjusted EBITDA

We had a non-GAAP net loss of approximately $1.39 million, or $(0.24) per diluted share (“non-GAAP diluted EPS”), for the current quarter and a non-GAAP net loss of $1.37 million, or $(0.58) per diluted share, for the prior year quarter. Non-GAAP net income (loss) is a non-GAAP unaudited term, which we define as net income (loss) attributable to Xcel Brands, Inc. stockholders, exclusive of amortization of trademarks, income (loss) from equity investments, stock-based compensation and cost of licensee warrants, loss on early extinguishment of debt (if any), gains on sales of assets and investments (if any), asset impairment charges (if any), and income taxes (if any). Non-GAAP net income (loss) and non-GAAP diluted EPS measures do not include the tax effect of the aforementioned adjusting items, due to the nature of these items and the Company’s tax strategy.

We had Adjusted EBITDA of approximately $(0.70) million for the current quarter, compared with approximately $(0.70) million for the prior year quarter. Adjusted EBITDA is a non-GAAP unaudited measure, which we define as net income (loss) attributable to Xcel Brands, Inc. stockholders before interest and finance expense (including loss on extinguishment of debt, if any), accretion of lease liability for exited leases, income taxes, other state and local franchise taxes, depreciation and amortization, income (loss) from equity investments, asset impairment charges (if any), stock-based compensation and cost of licensee warrants, gains on sales of assets and investments (if any), and costs associated with restructuring of operations.

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

The following table is a reconciliation of net loss attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net loss:

	Three Months Ended
	March 31,
($ in thousands)	2026	2025
Net loss attributable to Xcel Brands, Inc. stockholders	$(2,489)	$(2,797)
Amortization of trademarks	876	875
Loss from equity investments	—	336
Stock-based compensation and cost of licensee warrants	150	166
Asset impairment charges	61	—
Income tax provision (benefit)	12	50
Non-GAAP net loss	$(1,390)	$(1,370)

The following table is a reconciliation of diluted loss per share (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted EPS:

	Three Months Ended
	March 31,
	2026	2025
Diluted loss per share	$(0.42)	$(1.18)
Amortization of trademarks	0.15	0.37
Loss from equity investments	—	0.14
Stock-based compensation and cost of licensee warrants	0.02	0.07
Asset impairment charges	0.01	0.00
Income tax provision (benefit)	0.00	0.02
Non-GAAP diluted EPS	$(0.24)	$(0.58)
Non-GAAP weighted average diluted shares	5,903,599	2,373,583

The following table is a reconciliation of net loss attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Three Months Ended
	March 31,
($ in thousands)	2026	2025
Net loss attributable to Xcel Brands, Inc. stockholders	$(2,489)	$(2,797)
Interest and finance expense	593	560
Accretion of lease liability for exited lease	40	61
Income tax provision (benefit)	12	50
State and local franchise taxes	36	8
Depreciation and amortization	893	900
Loss from equity investments	—	336
Asset impairment charges	61	—
Stock-based compensation and cost of licensee warrants	150	166
Costs associated with restructuring of operations	—	17
Adjusted EBITDA	$(704)	$(699)

Liquidity and Capital Resources

General

As of March 31, 2026 and December 31, 2025, our unrestricted cash and cash equivalents were approximately $0.18 million and $1.15 million, respectively.

Subsequently, in April 2026, we sold the intangible assets of the Judith Ripka brand in exchange for $2.30 million of cash at closing, plus up to an additional $0.75 million of potential future contingent consideration.

Restricted cash at March 31, 2026 consisted of $1.08 million of cash deposited as collateral for a standby letter of credit associated with a real estate lease. Restricted cash at December 31, 2025 consisted of $0.74 million of cash deposited as collateral for a standby letter of credit associated with a real estate lease and $1.00 million of cash deposited in a bank account to satisfy a liquidity covenant in the Company’s term loan debt agreement.

Our principal capital requirements have generally been to fund working capital needs and acquire new brands. Our current “licensing plus” operating model is a working capital light business model, and generally does not require material capital expenditures. As of March 31, 2026, we have no significant commitments for future capital expenditures.

Working Capital

Our working capital (which we calculate in a non-GAAP manner as current assets less current liabilities, excluding the current portions of lease obligations, deferred revenue, and any contingent obligations payable in shares or via other non-cash means) surplus/(deficit) was approximately $(0.17) million and $(0.80) million as of March 31, 2026 and December 31, 2025, respectively. These working capital deficit amounts notably included the current portion of Term Loan A debt ($2.75 million as of March 31, 2026 and $3.25 million as of December 31, 2025), which was subsequently refinanced in April 2026 (see below for additional details related to this refinancing transaction).

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2026 we have incurred recurring losses, a history of cash flows used in operating activities, and an accumulated deficit. While we have undertaken significant restructuring and cost reduction efforts, obtained additional funding through a combination of equity issuances and debt financing,  and continue to explore strategic financing alternatives and operational efficiencies to improve liquidity, management has determined that there is nonetheless substantial doubt about the Company’s ability to meet its financial obligations as they become due within twelve months from the date these financial statements are issued.

In April 2026, we refinanced a portion of our term loan debt, and also sold intangible assets related to one of our brands in exchange for cash. While these transactions have significantly improved our liquidity position, the proceeds received may still be insufficient to fully address our liquidity needs.

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

Operating Activities

Net cash used in operating activities was approximately $0.88 million in the current quarter, compared with approximately $1.43 million in the prior year quarter.

The current quarter net cash used in operating activities was primarily attributable to the combination of the net loss of $(2.49) million plus non-cash items of approximately $1.51 million and the net change in operating assets and liabilities of approximately $0.10 million. Non-cash items were primarily comprised of $0.89 million of depreciation and amortization expense, and $0.45 million of aggregate non-cash interest expenses. The net change in operating assets and liabilities was primarily driven by approximately $0.85 million of net increases in accounts payable, accrued expenses, accrued income taxes payable, and other current liabilities, and a decrease in accounts receivable of approximately $0.30 million, partially offset by an increase in prepaid expenses and other current and non-current assets of $(0.60) million, a decrease in deferred revenue of $(0.23) million and a decrease in lease-related assets and liabilities of $(0.21) million.

The prior year quarter net cash used in operating activities was primarily attributable to the combination of the net loss of $(2.80) million plus non-cash items of approximately $1.45 million and the net change in operating assets and liabilities of approximately $(0.08) million. Non-cash items were comprised of approximately $0.90 million of depreciation and amortization expense, $0.34 million of losses related to our equity investments, $0.11 million of stock-based compensation and cost of licensee warrants, and $0.10 million of amortization of deferred finance costs. The net change in operating assets and liabilities was primarily comprised of a decrease in deferred revenue of $(0.21) million and a decrease in lease-related assets and liabilities of $(0.08) million, partially offset by a decrease in accounts receivable of approximately $0.16 million.

Investing Activities

There was no net cash used in investing activities in the current quarter. Net cash used in investing activities in the prior year quarter was comprised of purchases of equipment totaling approximately $0.01 million.

Financing Activities

Net cash used in financing activities in the current quarter was primarily attributable to (i) $0.50 million of cash used to make a prepayment on the Term Loan A in advance of the April 2026 refinancing of our term loan debt (as described further below) and (ii) $0.21 million of fees and expenses (consisting of legal and accounting fees) associated with our equity line facility (as described further below).

Net cash provided by financing activities in the prior year quarter was primarily attributable to $2.05 million of proceeds received from the delayed draw portion of the Company’s December 2024 term loan agreement.

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

The aggregate number of shares that the Company can sell White Lion under this agreement is limited to and may not exceed 1,178,173 shares (subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split, or other similar transaction), which is equal to 19.99% of the total shares of the Company’s common stock outstanding immediately prior to the execution of the agreement, unless (i.) the Company obtains stockholder approval to issue additional shares in excess of this amount, or (ii.) the average price paid for all shares of Common Stock issued under the agreement equals or exceeds certain levels as specified in the agreement.

In consideration for White Lion’s execution and entry into such arrangement, the Company agreed to issue White Lion $37,500 worth of common stock, with the number of shares issued determined based on the closing price of the Company’s stock on the business day immediately preceding the day on which the related registration statement is declared effective by the SEC; on May 6, 2026, the Company issued 16,094 shares of common stock to White Lion in full satisfaction of this condition. Additionally, pursuant to the terms of an advisory agreement between the Company and Maxim Group LLC, the Company agreed to pay Maxim Group LLC a cash fee equal to 4.0% of the gross proceeds received from any sales of securities to White Lion under this arrangement.

As of March 31, 2026, no shares have been issued under the equity line facility arrangement.

Debt Transactions and Refinancings

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

On October 7, 2025, the Company and certain of its subsidiaries and its lenders and FEAC Agent, LLC entered into a further amendment of the December 12, 2024 loan and security agreement, pursuant to which the (i) the agents and lenders (as defined in the loan and security agreement) consented to the transfer and the release of the termination of the pledge agreement and the release of the agents’ liens on the equity interests of IM Topco, LLC; (ii) the liquid asset covenant requirement was reduced to $1.00 million; and (iii) Xcel made a prepayment of $0.25 million against the outstanding principal amount of Term Loan A, of which $0.14 million was paid from the blocked account.

On November 18, 2025, the Company and certain of its subsidiaries and its lenders and FEAC Agent, LLC entered into the fourth amendment of the December 12, 2024 loan and security agreement, pursuant to which (i) the agents and lenders (as defined in the loan and security agreement) provided the Company with a limited waiver with respect to certain specified events of default, and also amended certain financial covenants related to the term loan agreement; (ii) the Company committed to make a prepayment of $3.25 million on Term Loan A by February 20, 2026, along with the payment of an amendment fee of $0.45 million (of which $0.125 million was payable on December 5, 2025 and the remaining $0.325 million would be due only if the $3.25 million principal amount of Term Loan A was not repaid on or prior to February 20, 2026); and (iii) the payment of the remaining principal balance on Term Loan A of $0.5 million was changed to be due on December 31, 2026 which shall be held by a related party. In addition, upon the repayment of the $3.25 million of Term Loan A, the Company would have revised financial covenants.

On February 20, 2026 and March 20, 2026, the Company entered into the fifth and sixth amendments to the loan and security agreement with the term loan debt lenders and FEAC Agent, LLC. Pursuant to such amendments, (i) the Company prepaid $0.50 million on Term Loan A (paid from the blocked account, as defined in the loan and security agreement) in connection with the fifth amendment and irrevocably authorized FAEC Agent, LLC, as the administrative agent to transfer up to $0.50 million (the “Sixth Amendment Cash Collateral”) from the blocked account to an account maintained by the Administrative Agent to be held as cash collateral securing the Obligations (as defined in the loan and security agreement); (ii) the Company irrevocably authorized the administrative agent to: (a) apply all or any portion of the Sixth Amendment Cash Collateral to repay the Term Loan A, or (b) return all or any portion of the Sixth Amendment Cash Collateral to the Company, in each case at the lenders’ sole discretion; (iii) the liquid asset covenant requirement was reduced to: (a) at all times prior to the repayment in full of the First Out Obligations (as defined in the loan and security agreement), $0.50 million minus that amount of Sixth Amendment Cash Collateral used to repay Term Loan A, and (b) at all times after the repayment in full of the First Out Obligations, $0; and (iv) the transaction closing date was extended to March 24, 2026.

On April 13, 2026, the Company entered into the seventh amendment to the loan and security agreement with the term loan debt lenders and FEAC Agent, LLC, which provided for, among other things: the ability of the Company to consummate the issuance of certain senior secured notes (as described below); the ability for IPX to convert its $0.50 million Term Loan A to common shares of the Company at the price per share equal to $1.435, subject to adjustment; modifications to certain payment terms; modifications to certain financial covenants; modifications to certain financial reporting requirements; and the amendment of the FEAC Agent, LLC’s role to include certain limitations. In connection with the seventh amendment, FEAC Agent LLC’s affiliated lenders entered into agreements whereby a $0.50 million portion of Term Loan A was sold and assigned to IPX, and the entirety of Term Loan B was sold and assigned to UTG. Additionally, the Company was relieved of its obligation to pay the remaining $325,000 amendment fee as specified in the fourth amendment.

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

The net proceeds received from the April 13, 2026 issuance of the Secured Notes and shares as described above were used to repay $2.25 million of the Term Loan A debt, and an additional $0.50 million of the Term Loan A debt was paid with the Company’s restricted cash. As such, following the funding and completion of the transactions described above, the Company’s debt obligations will be as follows: (1) Senior Secured Notes in the principal amount of $2.6 million, with payments commencing October 13, 2026 and a maturity date of April 13, 2027, (2) Term Loan A in the principal amount of $0.5 million, payable on the maturity date of September 20, 2027, and (3) Term Loan B in the amount of $9.9 million, payable on the maturity date of December 12, 2028.

Other Factors

We continue to seek to expand and diversify the types of licensed products being produced under our brands. We plan to continue to diversify the distribution channels within which licensed products are sold, in an effort to reduce dependence on any particular retailer, consumer, or market sector within each of our brands. The Halston brand, C Wonder brand, and TowerHill by Christie Brinkley brand, which together currently represent a majority of our revenues, have a core business in fashion apparel and accessories, as will the Off/Duty by Coco Rocha brand when it launches later this year. Our other brands – including the Longaberger by Shannon Doherty brand, which focuses on home good products; GemmaMade by Gemma Stafford and Mesa Mia by Jenny Martinez, which focus on cooking and baking related products; and Trust.Respect.Love by Cesar Millan brand, which focuses on pet-related products – help to diversify our industry focus while at the same time complement our business operations and relationships.

While the 2022 sale of a majority interest in the Isaac Mizrahi brand and the 2024 divestiture of the LOGO by Lori Goldstein brand resulted in significant decreases in our licensing revenues, we have taken and continue to take actions to replace those revenues with new strategic business initiatives, as we concentrate our resources on growing our brands, launching new brands, and entering into new business partnerships. We continue to seek new opportunities, including expansion through interactive television, live streaming, and additional domestic and international licensing arrangements, and acquiring and collaborating with additional brands. The successful launch of the TowerHill by Christie Brinkley brand in 2024 is an example of this. We recently launched two new cobranded collaborations in April 2026, and plan to launch two more before the end of the year.

Additionally, during 2023 and 2024, we restructured our business by shifting from a wholesale/licensing hybrid model to a “licensing plus” business model, divesting certain brands, and undertaking various cost-cutting measures to more efficiently operate our business and reduce and better manage our exposure to operating risks. During 2025, we continued to implement additional measures to further optimize our cost structure. As a result, we have reduced our direct operating expenses to an expected run rate of less than $10 million per annum, which represents approximately $21 million of cost savings on an annualized basis compared to our cost structure in 2022.

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

Our long-term success, however, will still remain largely dependent on our ability to build and maintain our brands’ awareness and attract customers, and contract with and retain key licensees and business partners, as well as our and our licensees’ ability to accurately predict upcoming fashion and design trends within their respective customer bases and fulfill the product requirements of the particular retail channels within the global marketplace. Unanticipated changes in consumer fashion preferences and purchasing patterns, slowdowns in the U.S. economy, and other factors noted in Item 1A of our most recent Annual Report on Form 10-K could adversely affect our licensees’ ability to meet and/or exceed their contractual commitments to us and thereby adversely affect our future operating results.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 15, 2026, for a discussion of our critical accounting policies and estimates. During the three months ended March 31, 2026, there were no material changes to our critical accounting policies or estimates.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.    CONTROLS AND PROCEDURES

A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2026, the end of the period covered by this report.

Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026 such that the information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

B. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

We operate in a highly competitive industry that involves numerous known and unknown risks and uncertainties that could impact our operations. The risks described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to stock purchased and retired by the Company during the three months ended March 31, 2026.

			Total Number of Shares	Maximum Number (or
			of Common Stock	Approximate Dollar
	Total Number of		Purchased as	Value) of Common
	Shares of	Average	Part of a Publicly	Stock That May Yet
	Common Stock	Price per	Announced	Be Purchased Under
Period	Purchased	Share	Plan or Program	the Plan or Program
January 1, 2025 to January 30, 2025 (i)	13,866	$1.10	—	—
February 1, 2025 to February 28, 2025 (i)	20,895	1.46	—	—
March 1, 2025 to March 31, 2025 (i)	—	—	—	—
Total	34,761	$1.32	—	—

(i) The shares were exchanged from executives in connection with the income tax withholding obligations on behalf of such executives from the receipt of stock awards. The 2011 Plan and 2021 Plan allow for award holders to surrender vested shares to cover withholding tax liabilities.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

1.	None.

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

Date: May 14, 2026	By:	/s/ Robert W. D’Loren
Name: Robert W. D’Loren
Title: Chairman and Chief Executive Officer

	By:	/s/ James F. Haran
Name: James F. Haran
Title: Chief Financial Officer and Vice President