Form 10-K/A
period 2025-12-31
XCel Brands, Inc.
filed 2026-08-06
CIK 1083220

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,661,000 based upon the closing price of such common stock on June 30, 2025.

The number of shares of the issuer’s common stock issued and outstanding as of April 10, 2026 was 5,913,492 shares.

Documents Incorporated By Reference: None

EXPLANATORY NOTE

On April 15, 2026, Xcel Brands, Inc. (the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2025 (the “Original Filing”). The purpose of this Amendment No. 1 to the Original Filing is solely to update Exhibits 23.1 and 23.2 to the Original Filing to include reference to the Company’s registration statement on Form S-3 (No. 333-276698) (the “Registration Statement”). No other items of the Original Filing are being amended and this Amendment No. 1 does not reflect any events occurring after the filing of the Original Filing.

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated Exhibit 31 certifications are filed herewith as exhibits to this Amendment No. 1 pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act under Item 15 of Part IV hereof. Pursuant to Rule 12b-5 of the Exchange Act, currently dated Exhibit 32 certifications are filed herewith as exhibits to this Amendment No. 1 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 under item 15 of Part IV hereof.

This Amendment No.1 contains only an updated cover page, this explanatory note, Exhibits 23.1, 23.2, 31(i).1, 31(i).2, 32(i).1 and 32(i).2 of Item 15, the exhibit list and the signature page.

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

4.2	2021 Equity Incentive Plan (Incorporated by reference to the appropriate Exhibit to the revised Definitive Proxy Statement on Form DEF 14-A, which was filed with the SEC on October 20, 2021)

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

10.3

Employment Agreement between the Company and Robert D’Loren dated February 27, 2019 (Incorporated by reference to the appropriate Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on April 23, 2021)

10.4

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

10.12

Amendment to Employment Agreement between the Company and Robert D’Loren (Incorporated by reference to the appropriate Exhibit to the Current Report on Form 8-K, which was filed with the SEC on August 2, 2024)

10.13

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

23.1*	Independent Registered Public Accounting Firm’s Consent

23.2*	Independent Registered Public Accounting Firm’s Consent

31(i).1*	Rule 13a-14(a)/15d-14(a) Certification (CEO)

31(i).2*	Rule 13a-14(a)/15d-14(a) Certification (CFO)

32(i).1*	Section 1350 Certification (CEO)

32(i).2*	Section 1350 Certification (CFO)

97.1	Clawback Policy (Incorporated by reference to the appropriate Exhibit to the Annual Report on Form 10-K for the period year ended December 31, 2023, which was filed with the SEC on April 19, 2024)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Schema

101.CAL	Inline XBRL Taxonomy Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Definition Linkbase

101.LAB	Inline XBRL Taxonomy Label Linkbase

101.PRE	Inline XBRL Taxonomy Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2026	/s/ Robert W. D’Loren
Robert W. D’Loren, Chairman, President,
Chief Executive Officer and Director
(Principal Executive Officer)