Form 10-Q
period 2026-06-30
XCel Brands, Inc.
filed 2026-08-13
CIK 1083220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 2, 2026, there were 6,560,274 shares of common stock, $.001 par value per share, of the issuer outstanding.

XCEL BRANDS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)	(Note 1)
Assets
Current Assets:
Cash and cash equivalents	$399	$1,150
Accounts receivable, net	623	956
Prepaid expenses and other current assets	502	1,564
Total current assets	1,524	3,670
Non-current Assets:
Property and equipment, net	103	130
Operating lease right-of-use assets	2,609	3,005
Trademarks and other intangibles, net	26,946	31,229
Other assets	1,291	912
Total non-current assets	30,949	35,276

Total Assets	$32,473	$38,946

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$532	$621
Accrued expenses and other current liabilities	404	600
Deferred revenue	976	1,330
Current portion of operating lease obligations	1,760	1,687
Current portion of long-term debt	1,865	3,250
Total current liabilities	5,537	7,488
Long-Term Liabilities:
Deferred revenue	1,333	1,778
Long-term portion of operating lease obligations	2,777	3,678
Long-term debt, net, less current portion	10,227	9,456
Other long-term liabilities	877	722
Total long-term liabilities	15,214	15,634
Total Liabilities	20,751	23,122

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, and 6,475,182 and 5,880,757 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	6	6
Paid-in capital	112,523	111,660
Accumulated deficit	(98,670)	(93,705)
Total Xcel Brands, Inc. stockholders' equity	13,859	17,961
Noncontrolling interest	(2,137)	(2,137)
Total Stockholders' Equity	11,722	15,824

Total Liabilities and Stockholders' Equity	$32,473	$38,946

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues
Net licensing revenue	$1,121	$1,321	$2,265	$2,653

Direct operating costs and expenses
Salaries, benefits and employment taxes	842	984	1,714	2,070
Other selling, general and administrative expenses	1,016	912	2,218	2,109
Total direct operating costs and expenses	1,858	1,896	3,932	4,179

Operating loss before other operating costs and expenses	(737)	(575)	(1,667)	(1,526)

Other operating costs and expenses
Depreciation and amortization	813	899	1,706	1,799
Charges related to the sale of the Judith Ripka brand	35	—	96	—
Loss from equity investments	—	180	—	516

Operating loss	(1,585)	(1,654)	(3,469)	(3,841)

Interest and finance expense (income)
Interest expense	640	457	1,202	930
Other finance charges (income), net	81	30	112	117
Loss on early extinguishment of debt	151	1,850	151	1,850
Interest and finance expense (income), net	872	2,337	1,465	2,897

Loss before income taxes	(2,457)	(3,991)	(4,934)	(6,738)

Income tax provision (benefit)	19	—	31	50

Net loss	(2,476)	(3,991)	(4,965)	(6,788)
Net loss attributable to noncontrolling interest	—	(3)	—	(3)
Net loss attributable to Xcel Brands, Inc. stockholders	$(2,476)	$(3,988)	$(4,965)	$(6,785)

Loss per common share attributable to Xcel Brands, Inc. stockholders:
Basic and diluted net loss per share	$(0.40)	$(1.66)	$(0.82)	$(2.84)
Weighted average number of common shares outstanding:
Basic and diluted weighted average common shares outstanding	6,159,232	2,403,639	6,032,122	2,388,694

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Xcel Brands, Inc. Stockholders
	Common Stock
	Number of		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance as of December 31, 2024	2,368,072	$2	$106,666	$(76,244)	$(2,026)	$28,398

Additional impact related to fractional shares from reverse stock split	(57)	—	—	—	—	—

Compensation expense related to stock options and restricted stock	—	—	33	—	—	33

Contra-revenue related to warrants held by licensee	—	—	10	—	—	10

Shares issued to executives for pro rata portion of base salaries, net of withholding taxes	18,310	—	66	—	—	66

Net loss	—	—	—	(2,797)	—	(2,797)

Balance as of March 31, 2025	2,386,325	2	106,775	(79,041)	(2,026)	25,710

Compensation expense related to stock options and restricted stock	—	—	54	—	—	54

Contra-revenue related to warrants held by licensee	—	—	9	—	—	9

Warrants issued and amended in connection with refinancing of term loan debt	—	—	648	—	—	648

Shares issued to management and directors in connection with restricted stock grants	21,500	—	—	—	—	—

Shares issued to executives for pro rata portion of base salaries, net of withholding taxes	29,675	—	66	—	—	66

Net loss	—	—	—	(3,988)	(3)	(3,991)

Balance as of June 30, 2025	2,437,500	$2	$107,552	$(83,029)	$(2,029)	$22,496

Balance as of December 31, 2025	5,880,757	$6	$111,660	$(93,705)	$(2,137)	$15,824

Compensation expense related to stock options and restricted stock	—	—	51	—	—	51

Contra-revenue related to warrants held by licensee	—	—	10	—	—	10

Shares issued to executive for pro rata portion of base salary, net of withholding taxes	32,735	—	43	—	—	43

Costs incurred related to equity line facility	—	—	(258)	—	—	(258)

Net loss	—	—	—	(2,489)	—	(2,489)

Balance as of March 31, 2026	5,913,492	6	111,506	(96,194)	(2,137)	13,181

Compensation expense related to stock options and restricted stock	—	—	15	—	—	15

Contra-revenue related to warrants held by licensee	—	—	9	—	—	9

Shares issued in connection with issuance of Senior Secured Notes	100,579	—	121	—	—	121

Shares issued as consideration for entry into equity line facility	16,094	—	—	—	—	—

Shares issued under equity line facility, net	348,000	—	673	—	—	673

Shares issued to service provider under marketing agreement	62,112	—	137	—	—	137

Shares issued to directors in connection with restricted stock grants	5,000	—	—	—	—	—

Shares issued to executive for pro rata portion of base salary, net of withholding taxes	29,905	—	62	—	—	62

Net loss	—	—	—	(2,476)	—	(2,476)

Balance as of June 30, 2026	6,475,182	$6	$112,523	$(98,670)	$(2,137)	$11,722

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Xcel Brands, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(4,965)	$(6,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,706	1,799
Asset impairment and other charges related to sale of Judith Ripka brand	96	—
Paid in-kind interest expense	515	192
Amortization of deferred finance costs and other non-cash interest expense	491	176
Stock-based compensation and cost of licensee warrants	327	238
Loss from equity investments	—	516
Loss on early extinguishment of debt	—	1,850
Changes in operating assets and liabilities:
Accounts receivable	333	446
Prepaid expenses and other current and non-current assets	167	104
Deferred revenue	(799)	(497)
Accounts payable, accrued expenses, accrued income taxes payable, and other current liabilities	(171)	(1,560)
Lease-related assets and liabilities	(432)	(282)
Other long-term liabilities	—	8
Net cash used in operating activities	(2,732)	(3,798)

Cash flows from investing activities
Cash consideration received from sale of Judith Ripka brand assets, net of transaction fees	2,000	—
Purchase of property and equipment	—	(10)
Net cash provided by (used in) investing activities	2,000	(10)

Cash flows from financing activities
Proceeds from issuance of shares through equity line facility, net of transaction costs	415	—
Proceeds from long-term debt	3,006	5,670
Payment of deferred finance costs	(350)	(530)
Shares repurchased including vested restricted stock in exchange for withholding taxes	(102)	(116)
Payment of long-term debt	(4,110)	(500)
Net cash (used in) provided by financing activities	(1,141)	4,524

Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,873)	716

Cash, cash equivalents, and restricted cash at beginning of period	2,889	1,993

Cash, cash equivalents, and restricted cash at end of period	$1,016	$2,709

Reconciliation to amounts on condensed consolidated balance sheets:
Cash and cash equivalents	$399	$970
Restricted cash (reported in other non-current assets)	617	1,739
Total cash, cash equivalents, and restricted cash	$1,016	$2,709

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$196	$476
Cash paid during the period for income taxes	$50	$—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

(Unaudited)

1. Nature of Operations, Background, and Basis of Presentation

Xcel Brands, Inc. (“Xcel” and, together with its subsidiaries, the “Company”) is a media and consumer products company engaged in the design, licensing, marketing, live streaming, and social commerce sales of branded apparel, footwear, accessories, home goods and other consumer products, and the development of influencer led brands and the acquisition of dynamic consumer lifestyle brands. The Company primarily generates revenue through the licensing of its brands through contractual arrangements with manufacturers and retailers. The Company, through its licensees, distributes through an omni-channel and social commerce sales strategy which includes the promotion and sale of products under its brands through interactive television, digital live-stream shopping, social commerce, brick-and-mortar retailers, and e-commerce channels.

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

Also, through April 27, 2026, the Company’s brand portfolio included the Judith Ripka brand, which was wholly owned by Xcel; this brand was sold to a third party in April 2026 (see Note 2 for additional details).

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

June 30, 2026

(Unaudited)

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

Going Concern

The unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses, a history of cash flows used in operating activities, and an accumulated deficit. Although the Company has undertaken significant restructuring and cost reduction efforts, obtained additional funding through a combination of equity and debt financing transactions,  and continues to explore strategic financing alternatives and operational efficiencies to improve liquidity, management has determined that there is nonetheless substantial doubt about the Company’s ability to meet its financial obligations as they become due within twelve months from the date these financial statements are issued.

In April 2026, the Company refinanced a portion of its term loan debt, and also sold intangible assets related to one of its brands in exchange for cash. While these transactions have significantly improved the Company’s liquidity position, the proceeds received may still be insufficient to fully address the Company’s liquidity needs

The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restricted Cash

Restricted cash at June 30, 2026 consisted of $0.62 million of cash deposited as collateral for a standby letter of credit associated with a real estate lease (reported in other non-current assets).

Restricted cash at December 31, 2025 consisted of $0.74 million of cash deposited as collateral for a standby letter of credit associated with a real estate lease (reported in other non-current assets) and $1.00 million of cash deposited in a bank account to satisfy a liquidity covenant in the Company’s term loan debt agreement (reported in other current assets).

Segment Reporting Information

The Company has a single reportable segment, which generates revenue from the design and licensing of branded apparel and similar consumer products. The Company derives revenue in North America and manages its business activities on a consolidated basis. The accounting policies of the Company’s single reportable segment are the same as those for the Company as a whole.

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

June 30, 2026

(Unaudited)

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

2.    Divestitures, Investments in Unconsolidated Affiliates, and Variable Interest Entities

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

On and effective September 26, 2025, the Company, IM Topco, and the other owners of IM Topco entered into a settlement agreement, pursuant to which the Company agreed to transfer all of its remaining equity interests in IM Topco to the other owners, in exchange for (i) the release of the Company’s liability under certain agreements with IM Topco and (ii) a capital appreciation right for the Company to receive 15% of the net consideration received by IM Topco and/or the other owners in excess of $46 million in connection with any potential future capital transaction involving IM Topco which occurs on or before September 1, 2032. All remaining IM Topco equity interests were transferred to WHP on October 1, 2025.

For the three months ended June 30, 2025, the Company recognized a $0.18 million loss related to its investment in IM Topco, comprised of (i) a $0.03 million equity method loss, and (ii) other related costs and adjustments totaling $0.15 million.

For the six months ended June 30, 2025, the Company recognized a $0.52 million loss related to its investment in IM Topco, comprised of (i) a $0.21 million equity method loss, (ii) a $(0.24) million adjustment to the carrying value of a contingent contractual obligation related to IM Topco, and (iii) other related costs and adjustments totaling $0.55 million.

Sale of Judith Ripka Brand

On April 24, 2026, the Company and certain of its wholly owned subsidiaries entered into an asset purchase agreement with a third-party buyer (“the Buyer”), pursuant to which the Company sold to the Buyer substantially all of the assets of the Judith Ripka brand, including the “Judith Ripka” brand name and trademarks, and assigned all licenses associated with the trademarks to the Buyer. As consideration for the sale, the asset purchase agreement provided for a $2.30 million cash payment to the Company at closing, plus additional earn-out contingent consideration. The earn-out contingent consideration is payable to the Company if certain specified license agreements related to the Judith Ripka brand are renewed following the expiration of their current term (which expire October 31, 2027) for a period of five years; in such event, the Buyer shall be obligated to make quarterly payments to the Company over a three-year period in the amount of 50% of the revenue earned by the Buyer from such licenses, subject to such payments not being less than $250,000 per year.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

(Unaudited)

This transaction closed on April 27, 2026. Costs associated with the transaction were $0.44 million, of which $0.04 million was paid prior to closing, $0.30 million was paid at closing, and $0.10 million will be paid in future periods.

For the three and six months ended June 30, 2026, the Company recognized net charges related to the sale of the Judith Ripka brand (consisting of impairment charges to write-down the carrying value of the Judith Ripka trademarks prior to their sale, and costs of the sale) of $0.04 million and $0.10 million, respectively.

Upon the sale of the Judith Ripka brand, the Company recognized $0.64 million of earn-out consideration receivable from the Buyer, based on the Company’s estimate of probable future payments to be received under the terms of the asset purchase agreement; as of June 30, 2026, $0.14 million of this amount was recorded within prepaid expenses and other current assets in the condensed consolidated balance sheet, and $0.50 million was recorded within other assets (non-current) in the condensed consolidated balance sheet. The Company also recognized a liability of $0.10 million related to remaining commission payments due, which is included within accrued expenses and other current liabilities in the condensed consolidated balance sheet as of June 30, 2026.

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

The amount of LL's losses attributed to Hilco Global's non-controlling interest for the three and six months ending June 30, 2026 was $0 for each period. The amount of LL's losses attributed to Hilco Global's non-controlling interest for the three and six months ending June 30, 2025 was approximately $3,000 for each period.

3.    Trademarks and Other Intangibles

Trademarks and other intangibles, net consist of the following:

	Weighted
	Average	June 30, 2026
	Amortization	Gross Carrying	Accumulated	Net Carrying
($ in thousands)	Period	Amount	Amortization	Amount
Trademarks (finite-lived)	15 years	54,408	27,462	26,946
Copyrights and other intellectual property	8 years	239	239	—
Total		$54,647	$27,701	$26,946

	Weighted
	Average	December 31, 2025
	Amortization	Gross Carrying	Accumulated	Net Carrying
($ in thousands)	Period	Amount	Amortization	Amount
Trademarks (finite-lived)	15 years	58,580	27,354	31,226
Copyrights and other intellectual property	8 years	429	426	3
Total		$59,009	$27,780	$31,229

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

(Unaudited)

Amortization expense for intangible assets was approximately $0.80 million for the three-month period ended June 30, 2026 (the "current quarter") and approximately $0.88 million for the three-month period ended June 30, 2025 (the "prior year quarter").

Amortization expense for intangible assets was approximately $1.68 million for the six-month period ended June 30, 2026 (the "current six months") and approximately $1.77 million for the six-month period ended June 30, 2025 (the "prior year six months").

As of March 31, 2026, the intangible assets related to the Judith Ripka brand – which included trademarks with a gross carrying value of approximately $4.17 million and accumulated amortization of $1.57 million, and copyrights with a gross carrying value of $0.19 million and accumulated amortization of $0.19 million – were reclassified to “assets held for sale,” and were subsequently sold in April 2026 (see Note 2 for additional details). Upon reclassification to “assets held for sale,” the assets were remeasured at the lower of (i) their carrying amount or (ii) estimated fair value less cost to sell; accordingly, the Company recognized an impairment charge during the current six months of approximately $0.06 million.

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

As a result of the upfront cash payment and guaranteed minimum royalties under this agreement, the Company has recognized $2.22 million and $3.09 million of deferred revenue contract liabilities on its condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively. As of December 31, 2025, approximately $1.31 million of the contract liability balance was classified as a current liability and approximately $1.78 million was classified as a long-term liability. As of June 30, 2026, approximately $0.89 million of the contract liability balance was classified as a current liability and approximately $1.33 million was classified as a long-term liability; the balance of the deferred revenue contract liabilities will be recognized ratably as revenue over the next 2.50 years.

Net licensing revenue recognized from the Halston Master License was $0.64 million for both the current quarter and prior year quarter, representing approximately 57% and 48% of the Company’s total net revenue for the current quarter and prior year quarter, respectively. Net licensing revenue recognized from the Halston Master License was $1.28 million for both the current six months and prior year six months, representing approximately 56% and 48% of the Company’s total net revenue for the current six months and prior year six months, respectively.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

(Unaudited)

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

Net licensing revenue from the Qurate Agreements totaled $0.30 million and $0.24 million for the current quarter and prior year quarter, respectively, representing approximately 27% and 18% of the Company’s total net revenue for the current quarter and prior year quarter, respectively.

Net licensing revenue from the Qurate Agreements totaled $0.49 million and $0.58 million for the current six months and prior year six months, respectively, representing approximately 21% and 22% of the Company’s total net revenue for the current six months and prior year six months, respectively.

As of June 30, 2026 and December 31, 2025, the Company had receivables from Qurate of $0.30 million and $0.21 million, respectively, representing approximately 48% and 22% of the Company’s total net accounts receivable, respectively.

5. Leases

The Company is party to operating leases for real estate, and for certain equipment and storage space with a term of 12 months or less. The Company is currently not a party to any finance leases. As of June 30, 2026, the Company’s real estate leases have a weighted-average remaining lease term of approximately 3.87 years, and the lease liabilities are measured using a weighted-average discount rate of 8.33%.

Total lease expense (net of sublease income) included in selling, general and administrative expenses on the Company’s unaudited condensed consolidated statements of operations was approximately $0.2 million for both the current quarter and prior year quarter, and approximately $0.4 million for both the current six months and prior year six months.

Cash paid for amounts included in the measurement of operating lease liabilities was approximately $0.5 million both for the current quarter and for the prior year quarter, $1.0 million for the current six months, and $0.9 million for the prior year six months.

As of June 30, 2026, the maturities of future lease obligations were as follows:

Amount
Year	(in thousands)
2026 (July 1 through December 31)	$1,032
2027	1,841
2028	570
2029	585
2030	599
Thereafter (through 2032)	820
Total lease payments	5,447
Less: Discount to present value	910
Present value of lease liabilities	4,537
Current portion of lease liabilities (July 1, 2026 through June 30, 2027)	1,760
Non-current portion of lease liabilities	$2,777

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

(Unaudited)

6. Debt

The Company’s net carrying amount of debt is comprised of the following:

	June 30,	December 31,
($ in thousands)	2026	2025
Term loan debt (including accumulated unpaid PIK interest)	$10,845	$13,581
Unamortized deferred finance costs & other reductions to carrying value of term loan debt	(618)	(875)
Senior secured notes	2,552	—
Unamortized deferred finance costs & other reductions to carrying value of senior secured notes	(687)	—
Total	12,092	12,706
Current portion of debt	1,865	3,250
Long-term debt	$10,227	$9,456

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

On April 21, 2025, the Company and certain of its subsidiaries and its lenders and FEAC entered into an amendment of the December 2024 loan and security agreement, which provided for a $1.5 million repayment of the $3.95 million Term Loan A and an additional Term Loan B in the amount of $5.12 million. The term loans outstanding after giving effect to the April 21, 2025 amendment and the application of the proceeds of the additional Term Loan B were as follows: (1) Term Loan A in the amount of $4.50 million, and (2) Term Loan B in the amount of $9.12 million.

In connection with the April 2025 amendment and refinancing transaction, UTG Capital, Inc., a Delaware corporation (UTG”), purchased a 100% undivided, participation interest in Term Loan B for a purchase price of $9.12 million. Also in connection with the refinancing, the Company issued certain warrants to UTG and Restore, and amended certain warrants that had been previously issued in December 2024.

On May 15, 2025, the Company repaid $0.50 million of the outstanding principal amount of Term Loan A.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

(Unaudited)

On October 7, 2025, the Company and certain of its subsidiaries and its lenders and FEAC entered into a further amendment of the December 2024 loan and security agreement, pursuant to which (i) the agents and lenders (as defined in the loan and security agreement) consented to the transfer and the release of the agents’ liens on the equity interests of IM Topco, LLC; (ii) the liquid asset covenant requirement was reduced to $1.0 million; and (iii) Xcel made a prepayment of $0.25 million against the outstanding principal amount of Term Loan A, of which $0.14 million was paid from the blocked account.

On November 18, 2025, the Company and certain of its subsidiaries and its lenders and FEAC entered into the fourth amendment of the December 2024 loan and security agreement, pursuant to which (i) the agents and lenders (as defined in the loan and security agreement) provided the Company with a limited waiver with respect to certain specified events of default, and also amended certain financial covenants related to the term loan agreement; (ii) the Company committed to make a prepayment of $3.25 million on Term Loan A by February 20, 2026, along with the payment of an amendment fee of $0.45 million (of which $0.125 million was payable on December 5, 2025 and the remaining $0.325 million would be due only if the $3.25 million principal amount of Term Loan A was not repaid on or prior to February 20, 2026); and (iii) the payment of the remaining principal balance on Term Loan A of $0.50 million was changed to be due on December 31, 2026 which shall be held by IPX Capital, LLC (“IPX”), a related party. In addition, upon the repayment of the $3.25 million of Term Loan A, the Company will have revised financial covenants. The minimum revenue requirement for the rolling 12 months ending December 31, 2025 will be $3.9 million and $1.7 million for the Included Subsidiaries and Halston, respectively, each as defined in the loan agreements. Further, after the Term Loan A payment is made, the minimum revenue requirement covenants shall remain at these levels for the duration of the loans and the minimum liquidity requirement shall be zero, which includes the lenders’ release of $1.0 million of restricted cash within the blocked account back to the Company.

On February 20, 2026 and March 20, 2026, the Company entered into the fifth and sixth amendments to the loan and security agreement with the term loan debt lenders and FEAC. Pursuant to such amendments, (i) the Company prepaid $0.50 million on Term Loan A (paid from the blocked account, as defined in the loan and security agreement) in connection with the fifth amendment and irrevocably authorized FEAC (as the administrative agent) to transfer up to $0.50 million (the “Sixth Amendment Cash Collateral”) from the blocked account to an account maintained by the Administrative Agent to be held as cash collateral securing the Obligations (as defined in the loan and security agreement); (ii) the Company irrevocably authorized the administrative agent to: (a) apply all or any portion of the Sixth Amendment Cash Collateral to repay the Term Loan A, or (b) return all or any portion of the Sixth Amendment Cash Collateral to the Company, in each case at the lenders’ sole discretion; (iii) the liquid asset covenant requirement was reduced to: (a) at all times prior to the repayment in full of the First Out Obligations (as defined in the loan and security agreement), $0.50 million minus that amount of Sixth Amendment Cash Collateral used to repay Term Loan A, and (b) at all times after the repayment in full of the First Out Obligations, $0; and (iv) the transaction closing date was extended to March 24, 2026.

On April 13, 2026, the Company entered into the seventh amendment to the loan and security agreement with the term loan debt lenders and FEAC, which provided for, among other things: the ability of the Company to consummate the issuance of certain senior secured notes (as described below); the ability for IPX to convert its $0.50 million Term Loan A to common shares of the Company at the price per share equal to $1.35, subject to adjustment; modifications to certain payment terms; modifications to certain financial covenants; modifications to certain financial reporting requirements; and the amendment of the FEAC’s role to include certain limitations. In connection with the seventh amendment, FEAC’s affiliated lenders entered into agreements whereby a $0.50 million portion of Term Loan A was sold and assigned to IPX, and the entirety of Term Loan B was sold and assigned to UTG. Additionally, the Company was relieved of its obligation to pay the remaining $0.325 million amendment fee as specified in the fourth amendment.

With respect to the April 13, 2026 changes in terms related to the $0.50 million of Term Loan A debt held by IPX, and considering that IPX was a common lender for both a portion of the Term Loan A debt and a portion of the new senior secured notes (as described below), the Company evaluated and determined that the changes related to the debt held by

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

(Unaudited)

IPX represented an extinguishment under ASC 470-50. Accordingly, the Company recognized a $0.01 million loss on early extinguishment of debt for the three and six months ended June 30, 2026, due to the write-off of unamortized deferred finance costs related to such debt. The Company also evaluated the aforementioned conversion feature that was added to the Term Loan A debt held by IPX, and determined that it is not required to be separated and accounted for as a derivative under ASC 815; the Term Loan A debt is being accounted for as a single liability under ASC 470-20.

Also on April 13, 2026, the Company repaid a total of $3.25 million of Term Loan A debt – of which, $2.25 million was repaid using the net proceeds received from the issuance of the senior secured notes (as described below) and $1.00 million was paid with the Company’s restricted cash. This resulted in the repayment of all remaining principal owed to FEAC under the term loans; in connection with this repayment, the Company paid $0.14 million of fees to FEAC, which were recorded as loss on early extinguishment of debt for the three and six months ended June 30, 2026.

Principal

As of June 30, 2026, the remaining principal balance of Term Loan A was $0.50 million and is due on September 20, 2027.

As of June 30, 2026, the remaining principal balance of Term Loan B was $10.35 million (which includes $9.12 million of original proceeds borrowed plus $1.23 million of accumulated paid in-kind (“PIK”) interest, as discussed below) and is due at the maturity date of December 12, 2028.

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

Interest on amounts outstanding under the Term Loans accrues daily and is payable at the end of each calendar month, except that from April 21, 2025 through March 31, 2027, interest on the Term Loan B will be paid in-kind (“PIK”) by being capitalized and added to the principal amount of the Term Loan B at the end of each calendar month. For the current quarter and current six months, the Company recognized PIK interest approximately $0.26 million and $0.52 million, respectively. For the prior year quarter and prior year six months, the Company recognized approximately $0.19 million of PIK interest.

For the current quarter and current six months, the Company incurred interest expense (including interest paid in cash, PIK, and the amortization of deferred finance costs) related to term loan debt of approximately $0.42 million and $0.91 million, respectively.

For the prior year quarter and prior year six months, the Company incurred total interest expense (including interest paid in cash, PIK, and the amortization of deferred finance costs) related to term loan debt of approximately $0.46 million and $0.93 million, respectively.

Exit Fees

The amended loan agreement also requires that the Company pay an exit fee of $0.175 million to FEAC related to Term Loan A and an exit fee of $0.40 million to Restore related to Term Loan B upon the maturity or full payment of the Term Loans. The Company recognized the cost of the Term Loan A exit fee over the remaining term of the related debt, while

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

(Unaudited)

the net present value of the Term Loan B exit fee on April 21, 2025 was recognized as part of the loss on early extinguishment of debt recorded in the second quarter of 2025. As of June 30, 2026, the amount of accrued exit fees with respect to Term Loan A was $0.13 million, while the amount of accrued exit fees with respect to Term Loan B was $0.32 million; both amounts are presented within Other long-term liabilities on the condensed consolidated balance sheet as of June 30, 2026.

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

Senior Secured Notes

On April 13, 2026, the Company entered into certain agreements with Smithline Family Trust II (“SFT”), Quick Capital, LLC (“Quick”), and IPX (collectively, the “Purchasers”), pursuant to which the Company issued and sold to the Purchasers 12.5% Senior Secured Notes due April 13, 2027 in the original principal amount of $3,005,780 (the “Secured Notes”) and 100,579 shares of the Company’s common stock. The Secured Notes were issued with an original issue discount, such that the net cash proceeds received by the Company after the discount were $2.60 million. The Company’s obligations under the Secured Notes are guaranteed by certain direct and indirect subsidiaries of the Company pursuant to a subsidiary guarantee, and are secured by the assets of the Company and the subsidiary guarantors pursuant to a security agreement.

At any time after the occurrence of an event of default under the Secured Notes and for so long as such event of default is continuing, the Secured Notes are convertible into shares of common stock of the Company (i) initially at a fixed conversion price equal to $1.165 per share in the case of SFT and Quick or $1.435 per share in the case of IPX, and (ii) after May 17, 2026, at a price equal to the lesser of (a) 85% multiplied by the lowest volume weighted average price of the common stock during the 10-trading day period prior to conversion and (b) $1.165 in the case of SFT and Quick or $1.435 per share in the case of IPX. In addition, to the extent that Company is listed on the Nasdaq Capital Market, the aggregate number of shares of common stock issuable to the Purchasers and any subsequent holder of the Secured Note shall not exceed 19.99% of the total number of shares of common stock outstanding or of the voting power of the common

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

(Unaudited)

stock as of April 13, 2026 less the shares issued pursuant to the securities purchase agreement unless the Company has obtained stockholder approval in compliance with Nasdaq Listing Rule 5635(d) to authorize the issuance of shares of common stock in connection with the conversion or exchange of all Secured Notes.

Under the conversion feature described above, because the post-May 17, 2026 conversion price varies with the market price of the Company’s common stock, this feature is not considered indexed to the Company’s own stock under ASC 815-40 and therefore represents an embedded derivative. As the feature is exercisable only upon an event of default, and management considers the likelihood of such an occurrence to be remote, the Company concluded that the fair value of the embedded derivative was not material and has therefore not recorded a separate liability. The Company will reassess this conclusion each reporting period.

Fees incurred in connection with the transactions described above were approximately $0.1 million.

As part of the transactions described above, IPX (a related party) purchased $57,803 original principal amount of the Secured Notes and purchased 1,742 shares of common stock, on the same terms as the other Purchasers, except that the shares of common stock purchased by IPX were priced at current market value.

Principal

The Company is required to make $0.10 million monthly payments on the Secured Notes commencing October 13, 2026, with the balance due at maturity. In addition, the terms of the Secured Notes require mandatory prepayments in certain specified situations, including the sale of any brand or license, or the sale of any debt or equity securities by the Company.

The Company made additional principal payments to the lenders during the current quarter and current six months totaling $0.45 million. The remaining principal balance due under the Secured Notes at June 30, 2026 was $2.55 million.

Interest

Interest is payable monthly, on the thirteenth day of each calendar month, beginning on May 13, 2026 and on the maturity date, at a rate of 12.5% per annum.

For the current quarter and current six months, the Company incurred interest expense (including interest paid in cash, and the amortization of deferred finance costs and OID) related to the Secured Notes of approximately $0.25 million.

Deferred Finance Costs and Other Reductions to Carrying Value of Debt

In connection with the issuance of the Secured Notes in April 2026, the Company incurred various fees and costs totaling $0.35 million, which were deferred on the Company’s balance sheet as a reduction of the carrying value of the related debt. Also in connection with the issuance of the Secured Notes in April 2026, the Company issued shares of common stock as described above. In accordance with applicable GAAP, the Company allocated the value of the total proceeds between the debt and the shares of common stock, based on the relative fair values of each; as a result, the Company recognized a $0.12 million increase to stockholders’ equity as additional paid-in capital for the allocated fair value of the shares, and an offsetting decrease to the net carrying value of the debt. These reductions to the carrying value of the Secured Notes (plus the impact of the original issue discount of $0.41 million) totaling $0.88 million are being amortized to interest expense over the term of the debt using the effective interest method.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

(Unaudited)

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

The aggregate number of shares that the Company can sell White Lion under this agreement is limited to and may not exceed 1,178,173 shares (subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split, or other similar transaction), which is equal to 19.99% of the total shares of the Company’s common stock outstanding immediately prior to the execution of the agreement, unless (i) the Company obtains stockholder approval to issue additional shares in excess of this amount, or (ii) the average price paid for all shares of Common Stock issued under the agreement equals or exceeds certain levels as specified in the agreement.

In consideration for White Lion’s execution and entry into such arrangement, the Company agreed to issue White Lion $37,500 worth of common stock, with the number of shares issued determined based on the closing price of the Company’s stock on the business day immediately preceding the day on which the related registration statement is declared effective by the SEC; accordingly, the Company issued 16,094 shares to White Lion on May 6, 2026. Additionally, pursuant to the terms of an advisory agreement between the Company and Maxim Group LLC, the Company agreed to pay Maxim Group LLC a cash fee equal to 4.0% of the gross proceeds received from any sales of securities to White Lion under this arrangement.

For the three and six months ended June 30, 2026, the Company issued an aggregate of 348,000 shares under the equity line facility arrangement and received aggregate net proceeds of approximately $0.67 million.

Also, during the current six months, the Company incurred approximately $0.26 million of fees and expenses (consisting of legal and accounting fees) associated with the equity line arrangement and related registration statement, which were recorded as a reduction to additional paid-in capital.

Equity Incentive Plans

A total of 1,150,000 shares of common stock are eligible for issuance under the Company’s 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the grant of any or all of the following types of awards: stock options (incentive or non-qualified), restricted stock, restricted stock units, performance awards, or cash awards. The 2021 Plan is administered by the Company’s Board of Directors, or, at the Board’s discretion, a committee of the Board. In addition, 10,000 stock options previously granted under the Company’s 2011 Equity Incentive Plan (the “2011 Plan”) remain outstanding and shares of common stock may be issued to satisfy options previously granted under the 2011 Plan, although no new awards may be granted under the 2011 Plan.

Stock-based Compensation

Stock-based compensation expense is recorded as a component of Other selling, general and administrative expenses in the condensed consolidated statements of operations.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

(Unaudited)

Total expense recognized for all forms of stock-based compensation was approximately $0.17 million and $0.18 million for the current quarter and prior year quarter, respectively. Of the current quarter expense amount, approximately $0.10 million related to employees and approximately $0.07 million related to directors and consultants. Of the prior year quarter expense amount, approximately $0.15 million related to employees and approximately $0.03 million related to directors and consultants.

Total expense recognized for all forms of stock-based compensation was approximately $0.31 million and $0.33 million for the current six months and prior year six months, respectively. Of the current six months expense amount, approximately $0.20 million related to employees and approximately $0.11 million related to directors and consultants. Of the prior year six months expense amount, approximately $0.27 million related to employees and approximately $0.06 million related to directors and consultants.

Stock Options

A summary of the Company’s stock options activity for the current six months is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding at December 31, 2025	977,695	$8.69	3.98	$—
Granted	14,000	2.24
Exercised	—	—
Expired/Forfeited	(373,994)	(18.13)
Outstanding at June 30, 2026, and expected to vest	617,701	$2.82	4.12	$—
Exercisable at June 30, 2026	183,500	$6.09	4.13	$—

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

On April 20, 2026, the Company granted options to purchase an aggregate of 14,000 shares of common stock to non-management directors. The exercise price of the options is $2.24 per share; 50% of the options will vest on April 1, 2027 and the remaining 50% will vest on April 1, 2028.

Compensation expense related to stock options for the current quarter and the prior year quarter was approximately $0.01 million and $0.04 million, respectively. Compensation expense related to stock options for the current six months and the prior year six months was approximately $0.03 million and $0.06 million, respectively. Total unrecognized compensation expense related to unvested stock options at June 30, 2026 was approximately $0.18 million and is expected to be recognized over a weighted average period of approximately 3.74 years.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

(Unaudited)

A summary of the Company’s non-vested stock options activity for the current six months is as follows:

		Weighted
		Average
	Number of	Grant Date
	Options	Fair Value
Balance at December 31, 2025	780,201	$0.31
Granted	14,000	1.46
Vested	(10,000)	2.76
Forfeited or Canceled	(350,000)	—
Balance at June 30, 2026	434,201	$0.54

Of the non-vested stock options outstanding at June 30, 2026, the vesting of 340,201 options is contingent upon the Company’s common stock achieving certain target prices, the vesting of 20,000 options is contingent upon the achievement of certain revenue targets, the vesting of 60,000 options is contingent upon the Company’s common stock achieving certain target prices or the Company achieving certain financial performance targets, and the vesting of 14,000 options is subject to service-based criteria.

Stock Awards

A summary of the Company’s restricted stock activity for the current six months is as follows:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2025	96,417	$13.73
Granted	129,752	1.95
Vested	(124,752)	1.94
Expired/Forfeited	—	—
Outstanding at June 30, 2026	101,417	$13.16

On April 20 2026, the Company issued an aggregate of 5,000 shares of common stock to non-management directors, of which 50% vests on each of April 1, 2026 and April 1, 2027.

On April 24, 2026, the Company issued 62,112 shares of common stock to a consultant, which vested immediately.

In accordance with the amended employment agreement with Mr. D’Loren, the Company is paying 40% of such executive officer’s base salary via the issuance of shares of the Company’s common stock. Mr. D’Loren is permitted to pay the withholding tax through the exchange of a portion of the shares. Under the terms of this amended agreement, the Company issued 29,905 and 62,640 shares of common stock (net of shares exchanged for withholding taxes) to Mr. D’Loren for the current quarter and current six months, respectively, all of which vested immediately.

Compensation expense related to stock awards was approximately $0.16 million for the current quarter and approximately $0.14 million for the prior year quarter. Compensation expense related to stock awards was approximately $0.28 million for the current six months and approximately $0.27 million for the prior year six months. Total unrecognized compensation expense related to unvested restricted stock grants at June 30, 2026 was approximately $0.01 million and is expected to be recognized over a weighted average period of approximately 1.45 years.

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

(Unaudited)

Restricted Stock Units

There were no restricted stock units outstanding as of June 30, 2026 and December 31, 2025, and no restricted stock units have been issued since the inception of the 2021 Plan.

Shares Available Under the Company’s Equity Incentive Plans

At June 30, 2026, there were 111,863 shares of common stock available for future award grants under the 2021 Plan.

Shares Reserved for Issuance

As of June 30, 2026, there were 729,564 shares of common stock reserved for issuance under the Company’s Equity Incentive Plans, including 10,000 shares reserved pursuant to unexercised stock options previously granted under the 2011 Plan, 607,701 shares reserved pursuant to unexercised stock options granted under the 2021 Plan, and 111,863 shares available for issuance under the 2021 Plan.

As of June 30, 2026, there were also the following shares of common stock reserved for issuance that were unrelated to the Company’s Equity Incentive Plans:

●	100,000 shares reserved pursuant to unexercised warrants related to the Halston Master License (as described below);

●	3,052,209 shares reserved pursuant to unexercised warrants issued through various corporate transactions in 2024 and 2025, including equity offerings and debt financing transactions; and

●	7,712,199 shares reserved related to the conversion feature upon an event of default contained within the terms of the new Senior Secured Notes issued on April 13, 2026 (see Note 6 for additional details).

Warrants

A summary of the Company’s warrants activity for the current six months is as follows:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	(in Years)	Value
Outstanding at December 31, 2025	3,152,209	$5.70	4.47	$—
Issued	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding at June 30, 2026	3,152,209	$5.70	4.09	$—
Exercisable at June 30, 2026	3,052,209	$5.40	4.00	$—

In connection with the entrance into the Halston Master License in 2023 (see Note 4), the Company issued to G-III a ten-year warrant to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $15.00 per share, which vests based upon certain annual royalty targets being satisfied under the license agreement. The fair value of this warrant is being recognized as a reduction of revenue over the term of the related license agreement, with an offsetting increase to stockholders’ equity as additional paid-in capital. The amount of contra-revenue recognized related to this

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

(Unaudited)

warrant during the current quarter and prior year quarter was approximately $0.01 million in each period, and the amount of contra-revenue recognized was during the current six months end prior year six months was approximately $0.02 million in each period. As of June 30, 2026, no portion of this warrant had vested.

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

The following table is a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share computations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to Xcel Brands, Inc. stockholders (in thousands)	$(2,476)	$(3,988)	$(4,965)	$(6,785)

Denominator:
Basic weighted average number of shares outstanding	6,159,232	2,403,639	6,032,122	2,388,694
Add: Effect of warrants	—	—	—	—
Add: Effect of stock options	—	—	—	—
Diluted weighted average number of shares outstanding	6,159,232	2,403,639	6,032,122	2,388,694

Basic earnings (loss) per share	$(0.40)	$(1.66)	$(0.82)	$(2.84)
Diluted earnings (loss) per share	$(0.40)	$(1.66)	$(0.82)	$(2.84)

As a result of the net loss for all periods presented, the Company calculated diluted EPS using basic weighted average shares outstanding for all such periods, as utilizing diluted shares would be anti-dilutive to loss per share. The computation of diluted EPS excludes the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Stock options	617,701	463,994	617,701	463,994
Warrants	3,152,209	1,395,664	3,152,209	1,395,664
Total	3,769,910	1,859,658	3,769,910	1,859,658

XCEL BRANDS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

(Unaudited)

9. Income Taxes

The estimated annual effective income tax rate for the current quarter and the prior year quarter was approximately -0.8% and 0.0%, respectively, resulting in an income tax provision (benefit) of $0.02 million and $0, respectively.

The estimated annual effective income tax rate for the current six months and the prior year six months was approximately -0.6% and -0.7%, respectively, resulting in an income tax provision (benefit) of $0.03 million and $0.05 million, respectively.

For all periods presented, the federal statutory rate differed from the effective tax rate primarily due to the recording of a valuation allowance against the benefit that would have otherwise been recognized, as it was considered not more likely than not that the net operating losses generated during each period will be utilized in future periods.

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

Debt

As of December 31, 2025, IPX Capital, LLC (“IPX”), a company controlled by Robert W. D’Loren, Chairman and Chief Executive Officer of the Company, held a $0.50 million undivided, last-out, subordinated participation interest in Term Loan A (see Note 6). In April 2026, a $0.50 million portion of Term Loan A was sold and assigned by FEAC to IPX in connection with the refinancing of the Company’s term loan debt, and continues to be held by IPX as of June 30, 2026.

Additionally, in April 2026, IPX participated in the Company’s issuance of new 12.5% Senior Secured Notes due April 13, 2027. As part of this transaction, IPX purchased $57,803 original principal amount of the Senior Secured Notes and purchased 1,742 shares of common stock, on the same terms as the other purchasers participating the issuance, except that the shares of common stock purchased by IPX were priced at the then current market value. See Note 6 for additional details related to this debt issuance.

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

June 30, 2026

(Unaudited)

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

12.    Subsequent Events

Shares Issued to Chief Executive Officer

In accordance with the terms of the amended employment agreement with Mr. D’Loren (see Note 7 for details), the Company issued 13,279 shares of common stock to Mr. D’Loren on July 31, 2026.

Shares Issued Under Equity Line of Credit

During the month of July 2026, the Company issued an aggregate of 34,500 shares to White Lion under the terms of the equity line of credit facility (see Note 7 for details) for which it received net proceeds of approximately $0.04 million.

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

Overview

Xcel Brands, Inc. (“Xcel,” the “Company,” “we,” “us,” or “our”) is a media and consumer products company engaged in the design, licensing, marketing, live streaming, and social commerce sales of branded apparel, footwear, accessories, home goods and other consumer products, and the development of influencer led brands and the acquisition of dynamic consumer lifestyle brands. Xcel was founded in 2011 with a vision to reimagine shopping, entertainment, and social media as social commerce.

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

Our brand portfolio also previously included the Judith Ripka brand (through April 27, 2026) and a noncontrolling ownership interest in the Isaac Mizrahi brand (through October 1, 2025).

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

Summary of Operating Results

Three months ended June 30, 2026 (the “current quarter”) compared with the three months ended June 30, 2025 (the “prior year quarter”)

Revenues

Current quarter net revenue decreased by $0.20 million to $1.12 million from $1.32 million for the prior year quarter. This decrease was primarily driven by the loss of licensing revenue as a result of the sale of the Judith Ripka brand in April 2026.

Direct Operating Costs and Expenses

Our total direct operating costs and expenses declined approximately 2% to $1.86 million in the current quarter compared to $1.90 million in the prior year quarter, as reductions in the Company’s payroll and benefits costs were partially offset by a net increase in other selling, general and administrative expenses. The decrease in payroll and benefits costs was due to cost reduction actions taken by management in 2025, while the year-over-year increase in other selling, general and administrative expenses was primarily attributable to the one-time impact of the employee retention credit recognized in the prior year quarter.

Other Operating Costs and Expenses (Income)

Depreciation and amortization expense decreased to $0.81 million in the current quarter from $0.90 million in the prior year quarter; this decline was primarily attributable to the sale of the Judith Ripka brand trademarks in April 2026.

For the prior year quarter, we recognized a $0.18 million loss related to our equity investment in IM Topco. However, as the remaining IM Topco equity interest was transferred to WHP on October 1, 2025, there were no earnings or losses from equity investments for the current quarter.

Interest and Finance Expense

Interest and finance expense was approximately $0.87 million for the current quarter, compared with approximately $2.34 million for the prior year quarter. This decrease was primarily attributable to the $1.85 million loss on early extinguishment of debt recognized in the prior year quarter related to the April 2025 refinancing of our term loan debt, compared with a much smaller comparable loss of $0.15 million recognized in the current quarter related to the April 2026 debt refinancing. This decrease was partially offset by higher interest expense and other finance charges, primarily driven by higher overall outstanding debt balances in the current quarter.

Income Taxes

The estimated annual effective income tax rate for the current quarter and the prior year quarter was approximately -0.8% and 0.0%, respectively, resulting in an income tax provision (benefit) of $0.02 million and $0, respectively. For both periods, the federal statutory rate differed from the effective tax rate primarily due to the recording of a valuation allowance against the benefit that would have otherwise been recognized, as it was considered not more likely than not that the net operating losses generated during each period will be utilized in future periods

Net Loss Attributable to Xcel Brands, Inc. Stockholders

We had a net loss of $2.48 million for the current quarter, compared with a net loss of $3.99 million for the prior year quarter, due to the combination of the factors outlined above.

Non-GAAP Net Income (Loss), Non-GAAP Diluted EPS, and Adjusted EBITDA

We had a non-GAAP net loss of approximately $1.29 million, or $(0.21) per diluted share (“non-GAAP diluted EPS”), for the current quarter and a non-GAAP net loss of $0.90 million, or $(0.37) per diluted share, for the prior year quarter. Non-GAAP net income (loss) is a non-GAAP unaudited term, which we define as net income (loss) attributable to Xcel Brands, Inc. stockholders, exclusive of amortization of trademarks, income (loss) from equity investments, stock-based compensation and cost of licensee warrants, loss on early extinguishment of debt (if any), charges related to the sale of the Judith Ripka brand, and income taxes (if any). Non-GAAP net income (loss) and non-GAAP diluted EPS measures do not include the tax effect of the aforementioned adjusting items, due to the nature of these items and the Company’s tax strategy.

We had Adjusted EBITDA of approximately $(0.48) million for the current quarter, compared with approximately $(0.30) million for the prior year quarter. Adjusted EBITDA is a non-GAAP unaudited measure, which we define as net income (loss) attributable to Xcel Brands, Inc. stockholders before interest and finance expense (including loss on extinguishment of debt, if any), accretion of lease liability for exited leases, income taxes, other state and local franchise taxes, depreciation and amortization, income (loss) from equity investments, charges related to the sale of the Judith Ripka brand, stock-based compensation and cost of licensee warrants, and costs associated with restructuring of operations.

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

The following table is a reconciliation of net loss attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net loss:

	Three Months Ended
	June 30,
($ in thousands)	2026	2025
Net loss attributable to Xcel Brands, Inc. stockholders	$(2,476)	$(3,988)
Amortization of trademarks	801	876
Loss from equity investments	—	180
Stock-based compensation and cost of licensee warrants	182	186
Loss on early extinguishment of debt	151	1,850
Charges related to the sale of the Judith Ripka brand	35	—
Income tax provision (benefit)	19	—
Non-GAAP net loss	$(1,288)	$(896)

The following table is a reconciliation of diluted loss per share (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted EPS:

	Three Months Ended
	June 30,
	2026	2025
Diluted loss per share	$(0.40)	$(1.66)
Amortization of trademarks	0.13	0.36
Loss from equity investments	—	0.08
Stock-based compensation and cost of licensee warrants	0.03	0.08
Loss on early extinguishment of debt	0.02	0.77
Charges related to the sale of the Judith Ripka brand	0.01	—
Income tax provision (benefit)	0.00	—
Non-GAAP diluted EPS	$(0.21)	$(0.37)
Non-GAAP weighted average diluted shares	6,159,232	2,403,639

The following table is a reconciliation of net loss attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Three Months Ended
	June 30,
($ in thousands)	2026	2025
Net loss attributable to Xcel Brands, Inc. stockholders	$(2,476)	$(3,988)
Interest and finance expense	872	2,337
Accretion of lease liability for exited lease	35	59
Income tax provision (benefit)	19	—
State and local franchise taxes	24	6
Depreciation and amortization	813	899
Loss from equity investments	—	180
Charges related to the sale of the Judith Ripka brand	35	—
Stock-based compensation and cost of licensee warrants	182	186
Costs associated with restructuring of operations	17	22
Adjusted EBITDA	$(479)	$(299)

Six months ended June 30, 2026 (the “current six months”) compared with the six months ended June 30, 2025 (the “prior year six months”)

Revenues

Current six months net revenue decreased by approximately $0.39 million to $2.27 million from $2.65 million for the prior year six months. This decrease was primarily driven by the combination of (i) Qurate’s transition to a new apparel supplier for the C Wonder brand in December 2025, which negatively impacted Qurate sales for this brand and our associated licensing revenues during the first quarter of 2026, and (ii) the loss of licensing revenues related to the Judith Ripka brand as a result of the sale of this brand in April 2026.

Direct Operating Costs and Expenses

Overall direct operating costs and expenses declined approximately 5% to $3.93 million in the current six months compared to $4.18 million in the prior year six months, as reductions in the Company’s payroll and benefits costs were partially offset by a net increase in other selling, general and administrative expenses. The decrease in payroll and benefits costs was due to cost reduction actions taken by management in 2025, while the year-over-year increase in other selling, general and administrative expenses was primarily attributable to the one-time impact of the employee retention credit recognized in the prior year six months.

Other Operating Costs and Expenses (Income)

Depreciation and amortization expense decreased to $1.71 million in the current six months from $1.80 million in the prior year six months; this decline was primarily attributable to the sale of the Judith Ripka brand trademarks in April 2026.

During the current year six months, we also recognized approximately $0.10 million of charges related to the sale of the Judith Ripak trademarks.

For the prior year six months, we recognized a $0.52 million loss related to our equity investment in IM Topco. However, as the remaining IM Topco equity interest was transferred to WHP on October 1, 2025, there were no earnings or losses from equity investments for the current six months.

Interest and Finance Expense

Interest and finance expense was approximately $1.47 million for the current six months, compared with approximately $2.90 million for the prior year quarter. This $1.43 million decrease was primarily attributable to the $1.85 million loss on early extinguishment of debt recognized in the prior year six months related to the April 2025 refinancing of our term loan debt, compared with a much smaller comparable loss of $0.15 million recognized in the current six months related to the April 2026 debt refinancing. This decrease was partially offset by higher interest expense and other finance charges, primarily driven by higher average overall outstanding debt balances in the current year period.

Income Taxes

The estimated annual effective income tax rate for the current six months and the prior year six months was approximately -0.6% and -0.7%, respectively, resulting in an income tax provision (benefit) of $0.03 million and $0.05 million, respectively. For both periods, the federal statutory rate differed from the effective tax rate primarily due to the recording of a valuation allowance against the benefit that would have otherwise been recognized, as it was considered not more likely than not that the net operating losses generated during each period will be utilized in future periods

Net Loss Attributable to Xcel Brands, Inc. Stockholders

We had a net loss of $4.97 million for the current six months, compared with a net loss of $6.79 million for the prior year six months, due to the combination of the factors outlined above.

Non-GAAP Net Income (Loss), Non-GAAP Diluted EPS, and Adjusted EBITDA

We had a non-GAAP net loss of approximately $2.68 million, or $(0.44) per diluted share (“non-GAAP diluted EPS”), for the current six months and a non-GAAP net loss of $2.27 million, or $(0.95) per diluted share, for the prior year six months. We had Adjusted EBITDA of approximately $(1.18) million for the current six months, compared with approximately $(1.00) million for the prior year six months.

The following table is a reconciliation of net loss attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP net loss:

	Six Months Ended
	June 30,
($ in thousands)	2026	2025
Net loss attributable to Xcel Brands, Inc. stockholders	$(4,965)	$(6,785)
Amortization of trademarks	1,677	1,751
Loss from equity investments	—	516
Stock-based compensation and cost of licensee warrants	332	352
Loss on early extinguishment of debt	151	1,850
Charges related to the sale of the Judith Ripka brand	96	—
Income tax provision (benefit)	31	50
Non-GAAP net loss	$(2,678)	$(2,266)

The following table is a reconciliation of diluted loss per share (our most directly comparable financial measure presented in accordance with GAAP) to non-GAAP diluted EPS:

	Six Months Ended
	June 30,
	2026	2025
Diluted loss per share	$(0.82)	$(2.84)
Amortization of trademarks	0.28	0.73
Loss from equity method investments	—	0.22
Stock-based compensation and cost of licensee warrants	0.06	0.15
Loss on early extinguishment of debt	0.03	0.77
Charges related to the sale of the Judith Ripka brand	0.01	—
Income tax provision	0.00	0.02
Non-GAAP diluted EPS	$(0.44)	$(0.95)
Non-GAAP weighted average diluted shares	6,032,122	2,388,694

The following table is a reconciliation of net loss attributable to Xcel Brands, Inc. stockholders (our most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA:

	Six Months Ended
	June 30,
($ in thousands)	2026	2025
Net loss attributable to Xcel Brands, Inc. stockholders	$(4,965)	$(6,785)
Interest and finance expense	1,465	2,897
Accretion of lease liability for exited lease	75	120
Income tax provision (benefit)	31	50
State and local franchise taxes	60	14
Depreciation and amortization	1,706	1,799
Loss from equity investments	—	516
Charges related to the sale of the Judith Ripka brand	96	—
Stock-based compensation and cost of licensee warrants	332	352
Costs associated with restructuring of operations	17	39
Adjusted EBITDA	$(1,183)	$(998)

Liquidity and Capital Resources

General

As of June 30, 2026 and December 31, 2025, our unrestricted cash and cash equivalents were approximately $0.40 million and $1.15 million, respectively.

Restricted cash at June 30, 2026 consisted of $0.62 million of cash deposited as collateral for a standby letter of credit associated with a real estate lease. Restricted cash at December 31, 2025 consisted of $0.74 million of cash deposited as collateral for a standby letter of credit associated with a real estate lease and $1.00 million of cash deposited in a bank account to satisfy a liquidity covenant in the Company’s term loan debt agreement.

Our principal capital requirements have generally been to fund working capital needs and acquire new brands. Our current “licensing plus” operating model is a working capital light business model, and generally does not require material capital expenditures. As of June 30, 2026, we had no significant commitments for future capital expenditures.

Working Capital

Our working capital (which we calculate in a non-GAAP manner as current assets less current liabilities, excluding the current portions of lease obligations, deferred revenue, and any contingent obligations payable in shares or via other non-cash means) deficit was approximately $(1.28) million and $(0.80) million as of June 30, 2026 and December 31, 2025, respectively. Our working capital deficit as of June 30, 2026 notably includes $1.87 million of liabilities for our Senior Secured Notes, which were recently issued in April 2026 and have a maturity date of in April 2027 (see below for additional details related to this refinancing transaction).

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2026 we have incurred recurring losses, a history of cash flows used in operating activities, and an accumulated deficit. While we have undertaken significant restructuring and cost reduction efforts, obtained additional funding through a combination of equity issuances and debt financing,  and continue to explore strategic financing alternatives and operational efficiencies to improve liquidity, management has determined that there is nonetheless substantial doubt about the Company’s ability to meet its financial obligations as they become due within twelve months from the date these financial statements are issued.

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

Operating Activities

Net cash used in operating activities was approximately $2.73 million in the current six months, compared with approximately $3.80 million in the prior year six months.

The current six months net cash used in operating activities was primarily attributable to the combination of the net loss of $(4.97) million plus non-cash items of approximately $3.14 million and the net change in operating assets and liabilities of approximately $(0.90) million. Non-cash items were primarily comprised of $1.71 million of depreciation and amortization expense, and $1.01 million of aggregate non-cash interest expenses. The net change in operating assets and liabilities was primarily driven by changes in deferred revenue balances of $(0.80) million.

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

Investing Activities

The current six months cash provided by investing activities of $2.00 million was attributable to net proceeds received from the sale of the Judith Ripka brand trademarks in April 2026.

Net cash used in investing activities in the prior year six months was comprised of purchases of equipment totaling approximately $0.01 million.

Financing Activities

Net cash used in financing activities in the current six months was predominantly related to the debt financing and refinancing transactions executed in April 2026 (as described further below), including (i) repayment of $(3.25) million of principal under our Term Loan A debt, (ii) $3.01 million of gross proceeds received from the issuance of our new Senior Secured Notes, (iii) total payments made under the Senior Secured Notes (inclusive of original issue discount) of $(0.86) million, and (iv) payment of deferred finance costs of $(0.35) million related to the issuance of the Senior Secured Notes. In addition, we received proceeds of approximately $0.42 million (net of related fees and expenses) during the current six months from the issuance of shares of common stock under our equity line of credit facility (as described further below).

Net cash provided by financing activities in the prior year six months was primarily attributable to $2.05 million of proceeds received from the delayed draw portion of the Company’s December 2024 term loan agreement, and $3.62 million of proceeds received from the Company’s April 2025 refinancing of its term loan debt. This was partially offset by $(0.53) million of deferred finance costs paid in connection with the April 2025 refinancing, and $(0.50) million of principal payments made on the Company’s term loan debt.

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

The aggregate number of shares that the Company can sell White Lion under this agreement is limited to and may not exceed 1,178,173 shares (subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split, or other similar transaction), which is equal to 19.99% of the total shares of the Company’s common stock outstanding immediately prior to the execution of the agreement, unless (i) the Company obtains stockholder approval to issue additional shares in excess of this amount, or (ii) the average price paid for all shares of Common Stock issued under the agreement equals or exceeds certain levels as specified in the agreement. Through July 31, 2026, we issued 382,500 shares under the equity line.

In consideration for White Lion’s execution and entry into such arrangement, the Company agreed to issue White Lion $37,500 worth of common stock, with the number of shares issued determined based on the closing price of the Company’s stock on the business day immediately preceding the day on which the related registration statement is declared effective by the SEC; accordingly, the Company issued 16,094 shares to White Lion on May 6, 2026. Additionally, pursuant to the terms of an advisory agreement between the Company and Maxim Group LLC, the Company agreed to pay Maxim Group LLC a cash fee equal to 4.0% of the gross proceeds received from any sales of securities to White Lion under this arrangement.

For the three and six months ended June 30, 2026, the Company issued an aggregate of 348,000 shares under the equity line facility arrangement and received aggregate net proceeds of approximately $0.67 million. Through July 31, 2026, the Company issued 382,500 shares under the equity line facility arrangement and received aggregate net proceeds of approximately $0.71 million.

Also, during the current six months, the Company incurred approximately $0.26 million of fees and expenses (consisting of legal and accounting fees) associated with the equity line arrangement and related registration statement, which were recorded as a reduction to additional paid-in capital.

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

On November 18, 2025, the Company and certain of its subsidiaries and its lenders and FEAC Agent, LLC entered into the fourth amendment of the December 12, 2024 loan and security agreement, pursuant to which (i) the agents and lenders

(as defined in the loan and security agreement) provided the Company with a limited waiver with respect to certain specified events of default, and also amended certain financial covenants related to the term loan agreement; (ii) the Company committed to make a prepayment of $3.25 million on Term Loan A by February 20, 2026, along with the payment of an amendment fee of $0.45 million (of which $0.125 million was payable on December 5, 2025 and the remaining $0.325 million would be due only if the $3.25 million principal amount of Term Loan A was not repaid on or prior to February 20, 2026); and (iii) the payment of the remaining principal balance on Term Loan A of $0.50 million was changed to be due on December 31, 2026 which shall be held by a related party. In addition, upon the repayment of the $3.25 million of Term Loan A, the Company would have revised financial covenants.

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

On April 13, 2026, the Company entered into the seventh amendment to the loan and security agreement with the term loan debt lenders and FEAC Agent, LLC, which provided for, among other things: the ability of the Company to consummate the issuance of certain senior secured notes (as described below); the ability for IPX to convert its $0.50 million Term Loan A to common shares of the Company at the price per share equal to $1.35, subject to adjustment; modifications to certain payment terms; modifications to certain financial covenants; modifications to certain financial reporting requirements; and the amendment of the FEAC Agent, LLC’s role to include certain limitations. In connection with the seventh amendment, FEAC Agent LLC’s affiliated lenders entered into agreements whereby a $0.50 million portion of Term Loan A was sold and assigned to IPX, and the entirety of Term Loan B was sold and assigned to UTG. Additionally, the Company was relieved of its obligation to pay the remaining $325,000 amendment fee as specified in the fourth amendment.

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

At any time after the occurrence of an event of default under the Secured Notes and for so long as such event of default is continuing, the Secured Notes are convertible into shares of common stock of the Company (i) initially at a fixed conversion price equal to $1.165 per share in the case of SFT and Quick or $1.435 per share in the case of IPX and (ii) after May 17, 2026, at a price equal to the lesser of (a) 85% multiplied by the lowest volume weighted average price of the common stock during the 10-trading day period prior to conversion and (b) $1.165 in the case of SFT and Quick or $1.435 per share in the case of IPX. In addition, to the extent that Company is listed on the Nasdaq Capital Market, the aggregate number of shares of common stock issuable to the Purchasers and any subsequent holder of the Secured Note shall not exceed 19.9% of the total number of shares of common stock outstanding or of the voting power of the common stock as of April 13, 2026 less the shares issued pursuant to the securities purchase agreement unless the Company has obtained stockholder approval in compliance with Nasdaq Listing Rule 5635(d) to authorize the issuance of shares of common stock in connection with the conversion or exchange of all Secured Notes.

As part of the transactions described above, IPX purchased $57,803 original principal amount of the Secured Notes and purchased 1,742 shares of common stock, on the same terms as the other Purchasers, except that the shares of common stock purchased by IPX were priced at current market value.

The net proceeds received from the April 13, 2026 issuance of the Secured Notes and shares as described above were used to repay $2.25 million of the Term Loan A debt, and an additional $0.50 million of the Term Loan A debt was paid with the Company’s restricted cash. As such, immediately following the funding and completion of the transactions described above, the Company’s debt obligations were as follows: (1) Senior Secured Notes in the principal amount of $2.6 million, with payments commencing October 13, 2026 and a maturity date of April 13, 2027, (2) Term Loan A in the principal amount of $0.50 million, payable on the maturity date of September 20, 2027, and (3) Term Loan B in the amount of $9.9 million, payable on the maturity date of December 12, 2028.

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

While the 2022 sale of a majority interest in the Isaac Mizrahi brand and the 2024 divestiture of the LOGO by Lori Goldstein brand (and, to a lesser extent, the April 2026 sale of the Judith Ripka brand) resulted in significant decreases in our licensing revenues, we have taken and continue to take actions to replace those revenues with new strategic business initiatives, as we concentrate our resources on growing our brands, launching new brands, and entering into new business partnerships. We continue to seek new opportunities, including expansion through interactive television, live streaming, and additional domestic and international licensing arrangements, and acquiring and collaborating with additional brands. The successful launch of the TowerHill by Christie Brinkley brand in 2024 is an example of this. We recently launched two new cobranded collaborations in April 2026, and plan to launch two more before the end of the year.

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

Nonetheless, we continue to face a number of headwinds in the current macroeconomic environment. Poor economic and market conditions, including the cumulative impacts of inflation and rising consumer debt levels, along with the impact of tariffs on goods imported into the U.S., may negatively impact consumer sentiment, decreasing the demand for apparel, footwear, accessories, home goods, and other consumer products, which would adversely affect our operating income and results of operations. If we are unable to take effective measures in a timely manner to mitigate the impact of these conditions and/or a potential recession, our business, financial condition, and results of operations could be adversely affected.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 15, 2026, for a discussion of our critical accounting policies and estimates. During the three months ended June 30, 2026, there were no material changes to our critical accounting policies or estimates.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.    CONTROLS AND PROCEDURES

A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2026, the end of the period covered by this report.

Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026 such that the information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

B. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

We operate in a highly competitive industry that involves numerous known and unknown risks and uncertainties that could impact our operations. The risks described below and in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

We have experienced continued declines in revenue over the past few years as a result of the sale and divesture of our largest revenue-producing brands, and our current level of revenue does not support our operations.

The 2022 sale of a majority interest in the Isaac Mizrahi brand and the 2024 divestiture of the LOGO by Lori Goldstein brand (and, to a lesser extent, the April 2026 sale of the Judith Ripka brand) resulted in significant decreases in our licensing revenue. As a result of our declining revenue and despite various cost-cutting measures to more efficiently operate our business and reduce and better manage our exposure to operating risks, and additional measures to further optimize our cost structure, our current revenue level does not support our operations, as our current revenue level is below our current level of direct operating expenses. If we are unable to significantly increase our revenue, we will continue to incur significant losses and may not be able to continue operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to stock purchased and retired by the Company during the three months ended June 30, 2026.

			Total Number of Shares	Maximum Number (or
			of Common Stock	Approximate Dollar
	Total Number of		Purchased as	Value) of Common
	Shares of	Average	Part of a Publicly	Stock That May Yet
	Common Stock	Price per	Announced	Be Purchased Under
Period	Purchased	Share	Plan or Program	the Plan or Program
April 1, 2026 to April 30, 2026 (i)	13,671	$2.18	—	—
May 1, 2026 to May 31, 2026 (i)	6,168	2.18	—	—
June 1, 2026 to June 30, 2026 (i)	7,602	1.80	—	—
Total	27,441	$2.07	—	—

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

Date: August 13, 2026	By:	/s/ Robert W. D’Loren
Name: Robert W. D’Loren
Title: Chairman and Chief Executive Officer

	By:	/s/ James F. Haran
Name: James F. Haran
Title: Chief Financial Officer and Vice President